Form 10-Q
period 1996-03-31
CMAC INVESTMENT CORP
filed 1996-05-14
CIK 890926

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended

                                 MARCH 31, 1996
                            -----------------------

                                       OR

/  /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from_____________________to_____________________
Commission file number  1-11356
                       --------

                          CMAC INVESTMENT CORPORATION
                          ---------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                    23-2691170
         ---------                                    ----------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

1601 MARKET STREET, PHILADELPHIA, PA                     19103
- ------------------------------------                     -----
(Address of principal executive offices)                (zip code)

                                 (215) 564-6600
                                 --------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or if such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

         Yes     X     No
            ----------   ----------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,164,735 shares of Common Stock, $0.001 par value, outstanding on May 9, 1996.

                  CMAC INVESTMENT CORPORATION AND SUBSIDIARIES

                                     INDEX

                                                                                          PAGE NUMBER

Part I - Financial Information

         Consolidated Balance Sheets - March 31, 1996 and
                  December 31, 1995  . . . . . . . . . . . . . . . . . . . . . . . .            3

         Consolidated Statements of Income - For the quarters ended
                 March 31, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . .             4

         Consolidated Statement of Changes in Common Stockholders'
                 Equity - For the quarter ended March 31, 1996  . . . . . . . . . .             5

         Consolidated Statements of Cash Flows - For the quarters ended
                 March 31, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . .             6

         Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . .             7

         Management's Discussion and Analysis of Results of
                 Operations and Financial Condition . . . . . . . . . . . . . . . .             8-9

Part II - Other Information, as applicable  . . . . . . . . . . . . . . . . . . . .             10

Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             11

CMAC INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS



                                                                                   March 31    December 31
                                                                                       1996           1995
                                                                               ------------    -----------
                                                                                (Unaudited)
(In thousands, except share amounts)

Assets
    Investments
         Fixed maturities held to maturity - at amortized cost (fair value
           $348,452 and $335,779) . . . . . . . . . . . . . . . . . . . . .        $336,997       $316,553
         Fixed maturities available for sale - at fair value
           (amortized cost $108,175 and $111,227) . . . . . . . . . . . . .         108,997        116,033
         Short-term investments . . . . . . . . . . . . . . . . . . . . . .           4,550          4,951
    Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,782          3,646
    Deferred policy acquisition costs   . . . . . . . . . . . . . . . . . .          21,418         21,350
    Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          39,735         36,613
                                                                                   --------       --------
                                                                                   $513,479       $499,146
                                                                                   ========       ========

Liabilities and Stockholders' Equity
    Unearned premiums   . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 55,071       $ 56,115
    Reserve for losses  . . . . . . . . . . . . . . . . . . . . . . . . . .          78,283         67,301
    Deferred federal income taxes   . . . . . . . . . . . . . . . . . . . .           6,082          5,804
    Accounts payable and accrued expenses   . . . . . . . . . . . . . . . .          24,182         31,310
                                                                                   --------       --------
                                                                                    163,618        160,530
                                                                                   --------       --------
Preferred stockholder's equity
    Redeemable preferred stock, par value $.001 per share;
         800,000 shares issued and outstanding - at
         redemption value . . . . . . . . . . . . . . . . . . . . . . . . .          40,000         40,000
                                                                                   --------       --------

Common stockholders' equity
         Common stock, par value $.001 per share; 80,000,000 shares authorized; 11,159,735 shares and 11,129,617 shares issued
           and outstanding  . . . . . . . . . . . . . . . . . . . . . . . .              11             11
         Additional paid-in capital . . . . . . . . . . . . . . . . . . . .         164,455        163,665
         Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . .         144,861        131,816
         Net unrealized gain on investments, net of tax . . . . . . . . . .             534          3,124
                                                                                   --------       --------
                                                                                    309,861        298,616
                                                                                   --------       --------
                                                                                   $513,479       $499,146
                                                                                   ========       ========


                See notes to consolidated financial statements.

CMAC INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                                                    Quarter Ended
                                                                                                       March 31
                                                                                                1996             1995
                                                                                                ----             ----

(In thousands, except per-share amounts)

Revenues:
  Premiums written:
      Direct  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 44,424         $ 28,627
      Assumed   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              6               40
      Ceded   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (4,193)          (2,335)
                                                                                              --------         --------

  Net premiums written  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         40,237           26,332
  Decrease in unearned premiums   . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,709            4,078
                                                                                              --------         --------

  Premiums earned   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         41,946           30,410
  Net investment income   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          7,117            6,168
  Gain on sales of investments  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            438               70
  Other income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,030              282
                                                                                              --------         ---------
                                                                                                50,531           36,930
                                                                                              --------         --------
Expenses:
  Provision for losses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         20,026           12,170
  Policy acquisition costs  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          6,412            5,389
  Other operating expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5,023            4,083
                                                                                              --------         --------
                                                                                                31,461           21,642
                                                                                              --------         --------

Pretax income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         19,070           15,288
Provision for income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (4,643)          (3,987)
                                                                                              --------         --------
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 14,427         $ 11,301
                                                                                              ========         ========

Net income per share  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   1.18         $   0.93
                                                                                              ========         ========

Average number of common and common equivalent shares
outstanding . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         11,501           11,235
                                                                                              ========         ========



                See notes to consolidated financial statements.

CMAC INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY

                                                                                                          Net
                                                                                                       Unrealized
                                                                            Additional                 Gain (Loss)
                                                                Common        Paid-In    Retained     on Investments
                                                                 Stock        Capital    Earnings      (Net of Tax)       Total
                                                                -------      ---------  ----------    --------------      -----
(In thousands)

Balance, December 31, 1995  . . . . . . . . . . . . .          $    11      $ 163,665    $ 131,816      $   3,124      $   298,616
      Net income (unaudited)  . . . . . . . . . . . .               --             --       14,427             --           14,427
      Net unrealized loss on
           investments - net of tax (unaudited) . . .               --             --           --         (2,590)          (2,590)
      Issuance of common stock (unaudited)  . . . . .               --            790           --             --              790
      Dividends (unaudited)   . . . . . . . . . . . .               --             --       (1,382)            --           (1,382)
                                                               -------      ---------    ---------      ---------       ----------

Balance, March 31, 1996 (unaudited) . . . . . . . . .          $    11      $ 164,455    $ 144,861      $     534      $   309,861
                                                               =======      =========    =========      =========      ===========




                See notes to consolidated financial statements.

CMAC INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                        Quarter Ended
                                                                                           March 31
                                                                                     1996           1995
                                                                                     ----           ----
(In thousands)

Cash flows from operating activities  . . . . . . . . . . . . . . . . . .        $  20,065        $  10,107
                                                                                 ---------        ---------

Cash flows from investing activities:
      Proceeds from sales of investments available for sale   . . . . . .            5,883            4,032
      Proceeds from redemptions of investments available for sale   . . .            6,990            4,600
      Proceeds from redemptions of investments held to maturity   . . . .              375              471
      Purchases of investments available for sale   . . . . . . . . . . .           (9,365)         (14,516)
      Purchases of investments held to maturity   . . . . . . . . . . . .          (23,794)          (6,379)
      Sales (purchases) of short-term investments - net   . . . . . . . .              401             (547)
      Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (1,827)             192
                                                                                 ---------        ---------
Net cash used in investing activities . . . . . . . . . . . . . . . . . .          (21,337)         (12,147)
                                                                                 ---------        ---------
Cash flows from financing activities:
      Proceeds from issuance of common stock  . . . . . . . . . . . . . .              790            1,079
      Dividends paid  . . . . . . . . . . . . . . . . . . . . . . . . . .           (1,382)          (1,376)
                                                                                 ---------        ---------

Net cash used in financing activities . . . . . . . . . . . . . . . . . .             (592)            (297)
                                                                                 ---------        ---------

Decrease in cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (1,864)          (2,337)
Cash, beginning of period . . . . . . . . . . . . . . . . . . . . . . . .            3,646            3,926
                                                                                 ---------        ---------

Cash, end of period . . . . . . . . . . . . . . . . . . . . . . . . . . .        $   1,782        $   1,589
                                                                                 =========        =========

Supplemental disclosures of cash flow information:
Income taxes paid . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $       0        $     100
                                                                                 =========        =========

Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $      25        $      30
                                                                                 =========        =========




                See notes to consolidated financial statements.

                  CMAC INVESTMENT CORPORATION AND SUBSIDIARIES
                                  (UNAUDITED)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 - UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

         The consolidated financial statements include the accounts of CMAC Investment Corporation (the "Company") and its subsidiaries including its principal operating subsidiary, Commonwealth Mortgage Assurance Company ("CMAC"), and are presented on the basis of generally accepted accounting principles.

         The financial information for the interim periods included herein is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

         Net income per share is based on the average number of common shares outstanding and common share equivalents which would arise from the exercise of stock options. Preferred stock dividends are deducted from net income in the earnings per share computation.

         For a summary of significant accounting policies and additional financial information, see the CMAC Investment Corporation Annual Report on Form 10-K for the year ended December 31, 1995.

2 - NEW ACCOUNTING STANDARDS

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). FAS 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages, but does not require, the recognition of compensation expense for the fair value of stock options and other equity instruments granted as compensation to employees for fiscal years beginning after December 15, 1995. The Company is currently evaluating the effect that FAS 123 would have on its financial position and earnings.

                  CMAC INVESTMENT CORPORATION AND SUBSIDIARIES
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
                                   CONDITION

RESULTS OF OPERATIONS

         Net income for the first quarter of 1996 was $14.4 million, a 27.7% increase compared to $11.3 million for the first quarter of 1995. This improvement was a result of significant growth in premiums earned, investment income and other income, partially offset by a higher provision for losses and operating expenses.

         Premiums earned for the first quarter of 1996 were $41.9 million, a 37.9% increase compared to $30.4 million for the first quarter of 1995. This increase reflected the insurance in force growth resulting from strong new insurance volume and a continuation of high persistency levels. Persistency is defined as the percentage of policies in force that are renewed in any given year. New primary insurance written in the first quarter of 1996 was $2.9 billion, a 54.4% increase, compared to $1.9 billion in the first quarter of 1995. This volume increased as a result of a 42.5% increase in the private mortgage insurance market and CMAC's 9.7% market share for the first quarter of 1996, compared to 9.0% in the first quarter of 1995. The volume in the first quarter of 1996 was aided by strong levels of refinancing due to relatively low interest rates. Refinanced loans represented 26.5% of new primary insurance written as compared to 6.5% in the first quarter of 1995. Additionally, in the first quarter of 1996, CMAC wrote $2.2 billion of pool insurance which was significantly higher than has been written in past periods. Most of this pool insurance volume related to one structured transaction which is geographically dispersed throughout the United States and has a very low stop-loss level. The persistency rate for the year ended March 31, 1996 was 86.9% compared to 85.1% for the year ended March 31, 1995. The strong volume and high persistency led to an increase in primary insurance in force for the quarter of 7.5% from $32.4 billion to $34.8 billion.

         Net investment income for the first quarter of 1996 was $7.1 million, a 15.4% increase compared to $6.2 million for the first quarter of 1995. This increase was a result of continued growth in invested assets primarily due to positive operating cash flow. The Company continues to invest new operating cash flow in tax-advantaged securities, primarily municipal bonds.

         The provision for losses in the first quarter of 1996 was $20.0 million, an increase of 64.6% compared to $12.2 million in 1995. In addition to the maturation of CMAC's growing book of business which has lead to higher levels of defaults, this increase was due in part to continued excessive defaults and claims in California. The default rate in California increased to 3.5% at March 31, 1996, as compared to 2.7% at March 31, 1995 and claims paid in California for the first quarter of 1996 were $6.0 million, representing approximately 56% of total claims paid. The Company has also continued implementation of a more conservative loss reserve calculation for certain loans in default perceived as having a higher risk of claim incidence. In addition, the Company believes that many loan servicers have changed the timing of reporting loans in default which has resulted in an incremental increase in the number of loans in default. This change will allow earlier intervention with borrowers in default which might lead to a higher cure rate for such loans.

         Policy acquisition costs in the first quarter of 1996 were $6.4 million, an increase of 19.0% compared to $5.4 million in the first quarter of 1995. This reflects the increase in volume of new insurance written and increases in sales-related expenses incurred in an effort to continue geographic expansion and market share growth. Other operating expenses for the quarter ended March 31, 1996 were $5.0 million, an increase of 23.0% compared to $4.1 million in 1995. Much of the increase continued to result from an expansion of the Company's technology efforts and an increase in expenses associated with the Company's ancillary services, specifically contract underwriting. Many of these additional contract underwriting expenses were correspondingly offset by increases to other income.

         The effective income tax rate for the quarter ended March 31, 1996 was 24.3%. This compares to 26.1% for the quarter ended March 31, 1995. This decrease is due in part to the growing percentage of tax-advantaged securities in the Company's investment portfolio and in part to an increase in the exercise of non-qualified stock options.

LIQUIDITY AND CAPITAL RESOURCES

         CMAC's sources of funds consist primarily of premiums and investment income. Funds are applied primarily to the payment of CMAC's claims and operating expenses.

         Cash flows from operating activities for the quarter ended March 31, 1996 were $20.1 million as compared to $10.1 million for the same period of 1995. This increase consisted of an increase in net premiums written, partially offset by an increase in claims paid and operating expenses. Monthly premiums, which now constitute over 90% of new business, have negatively impacted cash flow in the short term although long-term cash flow is not expected to be materially affected. Positive cash flows are invested pending future payments of claims and other expenses; cash flow shortfalls, if any, are funded through sales of short-term investments and certain other investment portfolio securities.

         Common stockholders' equity increased from $298.6 million at December 31, 1995 to $309.9 million at March 31, 1996, primarily as a result of net income of $14.4 million, partially offset by a net decrease of $2.6 million in the value of investments classified as available for sale and by dividends of $1.4 million.

         As of March 31, 1996, the Company and its subsidiaries had no material commitments for capital expenditures.

                  CMAC INVESTMENT CORPORATION AND SUBSIDIARIES

                          PART II  - OTHER INFORMATION


ITEM 1.      Legal Proceedings - None

ITEM 2.      Changes in Securities - None

ITEM 3.      Defaults upon Senior Securities - None

ITEM 4.      Submission of Matters to a Vote of Security Holders - None

ITEM 5.      Other Information - None

ITEM 6.      a.  Exhibits -
                 *Exhibit 11.1 - Statement Re: Computation of Per Share Earnings
             b.  Reports on Form 8-K - None

                 * Filed Herewith

                                   SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               CMAC INVESTMENT CORPORATION





Date: May 10, 1996                        C.  Robert Quint
                                  ---------------------------------
                                          C.  Robert Quint
                               Vice President, Finance and Controller
                                   (Principal Accounting Officer)