Form 10-Q
period 1996-06-30
CMAC INVESTMENT CORP
filed 1996-08-13
CIK 890926

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended
                                 JUNE 30, 1996

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from_____________________to_____________________
Commission file number  1-11356


                          CMAC INVESTMENT CORPORATION
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

                                 (215) 564-6600
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or if such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

         Yes     X     No_____________

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,179,403 shares of Common Stock, $0.001 par value, outstanding on August 12, 1996.

                  CMAC INVESTMENT CORPORATION AND SUBSIDIARIES

                                                                      INDEX

                                                                                                      PAGE NUMBER
Part I - Financial Information

         Consolidated Balance Sheets - June 30, 1996 and
                 December 31, 1995 ........................................................................    3

         Consolidated Statements of Income - For the quarters and six month periods
                 ended June 30, 1996 and 1995 .............................................................    4

         Consolidated Statement of Changes in Common Stockholders'
                 Equity - For the six month period ended June 30, 1996 ....................................    5

         Consolidated Statements  of Cash Flows - For the six month periods ended
                 June 30, 1996 and 1995 ...................................................................    6

         Notes to Consolidated Financial Statements .......................................................    7

         Management's Discussion and Analysis of Results of
                 Operations and Financial Condition .......................................................    8-9

Part II - Other Information, as applicable ................................................................    10

Signature .................................................................................................    11

CMAC INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS



                                                                                       June 30        December 31
                                                                                         1996             1995
                                                                                      -----------     -----------
                                                                                      (Unaudited)
(In thousands, except share amounts)
Assets
   Investments
           Fixed maturities held to maturity  - at amortized cost (fair value
               $361,143 and $335,779) ...............................................   $353,082         $316,553
           Fixed maturities available for sale - at fair value
               (amortized cost $108,120 and $111,227) ...............................    108,815          116,033
   Short-term investments ...........................................................      5,595            4,951
   Cash .............................................................................      4,554            3,646
   Deferred policy acquisition costs ................................................     21,880           21,350
   Other assets .....................................................................     42,794           36,613
                                                                                        --------         --------
                                                                                        $536,720         $499,146
                                                                                        ========         ========

Liabilities and Stockholders' Equity
   Unearned premiums ................................................................   $ 51,645         $ 56,115
   Reserve for losses ...............................................................     86,814           67,301
   Deferred federal income taxes ....................................................      3,739            5,804
   Accounts payable and accrued expenses ............................................     30,531           31,310
                                                                                        --------         --------
                                                                                         172,729          160,530
                                                                                        --------         --------
Preferred stockholder's equity
   Redeemable preferred stock, par value $.001 per share;
   800,000 shares issued and outstanding - at
   redemption value .................................................................     40,000           40,000
                                                                                          ------           ------

Common stockholders' equity
   Common stock, par value $.001 per share; 80,000,000 shares authorized; 11,174,035 shares and 11,129,617 shares issued
           and outstanding ..........................................................         11               11
   Additional paid-in capital .......................................................    164,779          163,665
   Retained earnings ................................................................    158,749          131,816
   Net unrealized gain on investments, net of tax ...................................        452            3,124
                                                                                        --------         --------
                                                                                         323,991          298,616
                                                                                        --------         --------
                                                                                        $536,720         $499,146
                                                                                        ========         ========


                See notes to consolidated financial statements.

CMAC INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                     Quarter Ended                            Six Months Ended
                                                        June 30                                   June 30
                                              1996                 1995                1996                1995
                                              ----                 ----                ----                ----

(In thousands, except per-share amounts)
Revenues:
  Premiums written:
          Direct ...........................  $45,722            $35,793             $ 90,146             $64,420
          Assumed ..........................      109                166                  115                 206
          Ceded ............................   (3,984)            (2,922)              (8,177)             (5,257)
                                              -------            -------             --------             -------


  Net premiums written .....................   41,847             33,037               82,084              59,369
  Decrease (increase) in unearned premiums .    4,004               (229)               5,713               3,849
                                              -------            -------             --------             -------


  Premiums earned ..........................   45,851             32,808               87,797              63,218
  Net investment income ....................    7,348              6,319               14,465              12,487
  Gain (loss) on sales of investments ......      332                 (1)                 770                  69
  Other income .............................      951                563                1,981                 845
                                              -------            -------             --------             -------

                                               54,482             39,689              105,013              76,619
                                              -------            -------             --------             -------
Expenses:
  Provision for losses .....................   21,912             13,183               41,938              25,353
  Policy acquisition costs .................    6,717              5,635               13,129              11,024
  Other operating expenses .................    5,464              3,828               10,487               7,911

                                               34,093             22,646               65,554              44,288
                                              -------            -------             --------             -------

Pretax income ..............................   20,389             17,043               39,459              32,331
Provision for income taxes .................    5,118              4,501                9,761               8,488
                                              -------            -------             --------             -------


Net income .................................  $15,271            $12,542             $ 29,698             $23,843
                                              =======            =======             ========             =======


Net income per share .......................  $  1.25            $  1.03             $   2.43             $  1.96
                                              =======            =======             ========             ========

Average number of common and common
eqvuivalent shares outstanding .............   11,537             11,361               11,519              11,298
                                              =======            =======             ========             =======





                See notes to consolidated financial statements.

CMAC INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY

                                                                                                    Net Unrealized
                                                                        Additional                   Gain (Loss)
                                                          Common         Paid-In        Retained    on Investments
                                                           Stock         Capital        Earnings     (Net of Tax)        Total
                                                           -----         -------        --------      -----------        -----
(In thousands)
Balance, December 31, 1995 ..............................   $ 11        $163,665        $131,816         $ 3,124        $298,616
  Net income (unaudited) ................................     --              --          29,698              --          29,698
  Change in net unrealized gain (loss) on
          investments - net of tax (unaudited) ..........     --              --              --          (2,672)         (2,672)
  Issuance of common stock (unaudited) ..................     --           1,114              --              --           1,114
  Dividends (unaudited) .................................     --              --          (2,765)             --          (2,765)
                                                            ----        --------         -------         -------        --------

Balance, June 30, 1996 (unaudited) ......................   $ 11        $164,779        $158,749         $   452        $323,991
                                                            ====        ========        ========         =======        ========





                See notes to consolidated financial statements.

CMAC INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                         Six Months Ended
                                                                             June 30
                                                                        1996            1995
                                                                        ----            ----
(In thousands)
Cash flows from operating activities                                 $   39,624       $   22,599
                                                                     ----------       ----------

Cash flows from investing activities:
  Proceeds from sales of investments available for sale ............      6,382            6,830
  Proceeds from redemptions of investments available for sale ......     10,838            4,799
  Proceeds from redemptions of investments held to maturity ........        375            1,615
  Purchases of investments available for sale ......................    (13,318)         (18,655)
  Purchases of investments held to maturity ........................    (38,174)         (19,190)
  (Purchases) sales of short-term investments - net ................       (644)             917
  Other ............................................................     (2,524)            (294)
                                                                     ----------       ----------


Net cash used in investing activities ..............................    (37,065)         (23,978)
                                                                     ----------       ----------

Cash flows from financing activities:
         Proceeds from issuance of common stock ....................      1,114            1,656
         Dividends paid ............................................     (2,765)          (2,753)
                                                                     ----------       ----------


Net cash used in financing activities ..............................     (1,651)          (1,097)
                                                                     ----------       ----------


Increase (decrease) in cash ........................................        908           (2,476)
Cash, beginning of period ..........................................      3,646            3,926
                                                                     ----------       ----------


Cash, end of period ................................................ $    4,554       $    1,450
                                                                     ==========       ==========


Supplemental disclosures of cash flow information:
Income taxes paid .................................................. $    8,500       $    9,000
                                                                     ==========       ==========


Interest paid ...................................................... $       48       $       60
                                                                     ==========       ==========






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

         Net income per share is based on the average number of common shares outstanding and common share equivalents which would arise from the exercise of stock options. Preferred stock dividends are deducted from net income in the net income per share computation.

         For a summary of significant accounting policies and additional financial information, see the CMAC Investment Corporation Annual Report on Form 10-K for the year ended December 31, 1995.

2 - NEW ACCOUNTING STANDARDS

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123" ). FAS 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages, but does not require, the recognition of compensation expense for the fair value of stock options and other equity instruments granted as compensation to employees for fiscal years beginning after December 15, 1995. The Company is currently evaluating the effect that FAS 123 would have on its financial position and earnings.

                  CMAC INVESTMENT CORPORATION AND SUBSIDIARIES
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
                                   CONDITION

RESULTS OF OPERATIONS

         Net income for the first six months of 1996 was $29.7 million, a 24.6% increase compared to $23.8 million for the first six months of 1995 and net income for the quarter ended June 30, 1996 was $15.3 million, a 21.8% increase compared to $12.5 million for the same period in 1995. These improvements resulted primarily from significant growth in premiums earned, investment income and other income, partially offset by a higher provision for losses and increased operating expenses.

         Premiums earned for the first six months of 1996 were $87.8 million, a 38.9% increase compared to $63.2 million for the first six months of 1995 and premiums earned for the quarter ended June 30, 1996 were $45.9 million, a 39.8% increase compared to $32.8 million for the same period of 1995. These significant increases reflect the growth in insurance in force resulting from strong new insurance volume and a continuation of high persistency levels. Persistency is defined as the percentage of policies in force that are renewed in any given year. New primary insurance written in the first six months of 1996 was $6.2 billion, an increase of 42.2% compared to $4.4 billion for the first six months of 1995, and for the second quarter of 1996, new primary insurance written of $3.3 billion was 33.1% more than $2.5 billion in the second quarter of 1995. This volume increased as a result of an increase in the private mortgage insurance market which was aided by strong levels of refinancing due to relatively low interest rates. Refinanced loans represented 22.0% of new primary insurance written in the first six months of 1996 as compared to 6.6% in the first six months of 1995 and for the quarter ended June 30, 1996, refinanced loans represented 18.1% of new primary insurance written as compared to 6.7% for the comparable period of 1995. Higher interest rates toward the end of the second quarter will cause refinance activity to slow significantly in the third quarter. Additionally, in the first six months of 1996, CMAC wrote $3.6 billion of pool insurance as compared to $686.2 million for the same period of 1995. Most of the pool insurance written in 1996 related to one structured transaction which is geographically dispersed throughout the United States and has a very low stop-loss level. The persistency rate for the year ended June 30, 1996 was 85.7% compared to 86.8% for the year ended June 30, 1995. The strong volume and high persistency led to an increase in direct primary insurance in force of 12.5% from $32.4 billion at December 31, 1995 to $36.4 billion at June 30, 1996.

         Net investment income for the first six months of 1996 was $14.5 million, a 15.8% increase compared to $12.5 million for the first six months of 1995 and for the quarter ended June 30, 1996, net investment income was $7.3 million, an increase of 16.3% compared to $6.3 million for the second quarter of 1995. These increases were a result of continued growth in invested assets primarily due to positive operating cash flow. The Company continues to invest new operating cash flow in tax-advantaged securities, primarily municipal bonds.

         The provision for losses in the first six months of 1996 was $41.9 million, an increase of 65.4% compared to $25.4 million in 1995 and for the second quarter of 1996, this provision was $21.9 million, an increase of 66.2% compared to $13.2 million in 1994. In addition to the maturation of CMAC's growing book of business which has led to higher levels of defaults, the early default experience of the 1994 and 1995 origination year books of business has been higher than expected, although the ultimate performance of these books cannot yet be determined. CMAC also continues to experience excessive defaults and claims in California. The default rate in California increased to 3.6% at June 30, 1996 as compared to 2.8% at June 30, 1995 and claims paid in California for the first six months of 1996 were $14.2 million, representing approximately 60% of total claims. The Company has also continued implementation of a more conservative reserve calculation for certain loans in default perceived as having a higher risk of claim incidence. The Company believes that many loan servicers have changed the timing of reporting loans in default which has resulted in an incremental increase in the number of loans in default. This change will allow earlier intervention with borrowers in default which might lead to a higher cure rate for such loans.

         Policy acquisition costs in the first six months of 1996 were $13.1 million, an increase of 19.1% compared to $11.0 million in 1995. For the second quarter of 1996, these expenses were $6.7 million, an increase of 19.2% compared to $5.6 million for the comparable period of 1995. This reflects the increase in volume of new insurance written, and increases in sales-related expenses incurred in an effort to continue a broad geographic coverage. Other operating expenses for the six months ended June 30, 1996 were $10.5 million, an increase of 32.6% compared to $7.9 million in 1995 and these expenses were $5.5 million for the second quarter of 1996, an increase of 42.7% compared to $3.8 million for the second quarter of 1995. Much of the increase continued to result from an expansion of the Company's technology efforts and a significant increase in expenses associated with the Company's ancillary services, specifically contract underwriting. Some of these additional contract underwriting expenses were correspondingly offset by increases to other income although the main purpose of the contract underwriting effort is to support the sales effort by generating incremental mortgage insurance business.

         The effective income tax rate for the six months ended June 30, 1996 was 24.7% and this rate was 25.1% for the quarter ended June 30, 1996. This compares to 26.3% and 26.4%, respectively, for the six months and quarter ended June 30, 1995. This decrease is due in part to the growing percentage of tax-advantaged securities in the Company's investment portfolio, and in part to an increase in the exercise of non- qualified stock options.

LIQUIDITY AND CAPITAL RESOURCES

         CMAC's sources of funds consist primarily of premiums and investment income. Funds are applied primarily to the payment of CMAC's claims and operating expenses.

         Cash flows from operating activities for the six months ended June 30, 1996 were $39.6 million as compared to $22.6 million for the same period of 1995. This increase consisted of a significant increase in net premiums written, partially offset by an increase in claims paid and operating expenses. Monthly premiums, which now constitute over 90% of new business, have negatively impacted cash flow in the short term although long-term cash flow is not expected to be materially affected. Positive cash flows are invested pending future payments of claims and other expenses; cash flow shortfalls, if any, are funded through sales of short-term investments and certain other investment portfolio securities.

         Common stockholders' equity increased from $298.6 million at December 31, 1995 to $324.0 million at June 30, 1996, primarily as a result of net income of $29.7 million, offset by a net decrease of $2.7 million in the value of investments classified as available for sale and by dividends of $2.8 million.

         As of June 30, 1996, the Company and its subsidiaries had no material commitments for capital expenditures.

                  CMAC INVESTMENT CORPORATION AND SUBSIDIARIES

                          PART II  - OTHER INFORMATION


ITEM 1.          Legal Proceedings - None

ITEM 2.          Changes in Securities - None

ITEM 3.          Defaults upon Senior Securities - None

ITEM 4.          Submission of Matters to a Vote of Security Holders

                          On May 8, 1996, the Annual Meeting of Stockholders of CMAC Investment Corporation was held. The stockholders re- elected three nominees from the existing Board of Directors to a term of three years expiring in 1999. The Stockholders also approved the designation of Deloitte & Touche as independent auditors.

                          The number of votes cast for and withheld from the election of each director nominee is set forth below. There were no votes against, abstentions or broker non-votes in the election of directors.

                  Election of Directors:
                                                For               Withheld
                                                ---               --------
                  David C. Carney            10,072,914            24,088
                  Ronald W. Moore            10,072,914            24,088
                  Claire M. Fagin            10,072,329            24,673

                          The number of votes cast for, against and abstentions relating to the designation of Deloitte & Touche as independent auditors is set forth below. There were no broker non-votes in the approval of Deloitte & Touche.


                                                 For       Against    Abstain
              Approval of the designation
                of Deloitte & Touche as
                independent auditors:         10,080,969    10,503     5,530

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



                            CMAC INVESTMENT CORPORATION





Date:    August 12, 1996                               C.  Robert Quint
                                             --------------------------------------------------------
                                                       C.  Robert Quint
                                             Senior Vice President, Chief Financial
                                                 (Principal Accounting Officer)