Form 10-Q
period 1996-09-30
CMAC INVESTMENT CORP
filed 1996-11-14
CIK 890926

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended

                             SEPTEMBER 30, 1996
                             ------------------

                                     OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _____________________to_____________________

Commission file number  1-11356
                        -------

                         CMAC INVESTMENT CORPORATION
                         ---------------------------
           (Exact name of registrant as specified in its charter)


          DELAWARE                                            23-2691170
          --------                                            ----------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

1601 MARKET STREET, PHILADELPHIA, PA                             19103
------------------------------------                             -----
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

         Yes     X     No
                         ------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,194,028 shares of Common Stock, $0.001 par value, outstanding on November 11, 1996.

                  CMAC INVESTMENT CORPORATION AND SUBSIDIARIES

                                    INDEX

                                                                                     PAGE NUMBER
Part I - Financial Information

         Consolidated Balance Sheets - September 30, 1996 and
                  December 31, 1995  . . . . . . . . . . . . . . . . . . . . . . . .            3

         Consolidated Statements of Income - For the quarters and nine month periods
                 ended September 30, 1996 and 1995  . . . . . . . . . . . . . . . .             4

         Consolidated Statement of Changes in Common Stockholders'
                 Equity - For the nine month period ended September 30, 1996  . . .             5

         Consolidated Statements  of Cash Flows - For the nine month periods ended
                 September 30, 1996 and 1995  . . . . . . . . . . . . . . . . . . .             6

         Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . .             7

         Management's Discussion and Analysis of Results of
                 Operations and Financial Condition . . . . . . . . . . . . . . . .            8-9

Part II - Other Information, as applicable  . . . . . . . . . . . . . . . . . . . .            10

Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            11

CMAC INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS



                                                                               September 30   December 31
                                                                                       1996          1995
                                                                               ------------   -----------
                                                                                       (Unaudited)
(In thousands, except share amounts)

Assets
    Investments
         Fixed maturities held to maturity - at amortized cost (fair value
           $379,914 and $335,779) . . . . . . . . . . . . . . . . . . . . .        $368,643       $316,553
         Fixed maturities available for sale - at fair value
           (amortized cost $108,891 and $111,227) . . . . . . . . . . . . .         110,001        116,033
         Short-term investments . . . . . . . . . . . . . . . . . . . . . .           8,912          4,951
    Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,342          3,646
    Deferred policy acquisition costs   . . . . . . . . . . . . . . . . . .          22,789         21,350
    Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          47,246         36,613
                                                                                   --------       --------
                                                                                   $558,933       $499,146
                                                                                   ========       ========

Liabilities and Stockholders' Equity
    Unearned premiums   . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 49,496       $ 56,115
    Reserve for losses  . . . . . . . . . . . . . . . . . . . . . . . . . .          97,139         67,301
    Deferred federal income taxes   . . . . . . . . . . . . . . . . . . . .           4,161          5,804
    Accounts payable and accrued expenses   . . . . . . . . . . . . . . . .          29,056         31,310
                                                                                   --------       --------
                                                                                    179,852        160,530
                                                                                   --------       --------
Preferred stockholder's equity
    Redeemable preferred stock, par value $.001 per share;
         800,000 shares issued and outstanding - at
         redemption value . . . . . . . . . . . . . . . . . . . . . . . . .          40,000         40,000
                                                                                   --------       --------

Common stockholders' equity
    Common stock, par value $.001 per share; 80,000,000 shares authorized; 11,186,903 shares and 11,129,617 shares issued
         and outstanding  . . . . . . . . . . . . . . . . . . . . . . . . .              11             11
    Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . .         165,026        163,665
    Retained earnings   . . . . . . . . . . . . . . . . . . . . . . . . . .         173,322        131,816
    Net unrealized gain on investments, net of tax  . . . . . . . . . . . .             722          3,124
                                                                                   --------       --------
                                                                                    339,081        298,616
                                                                                   --------       --------
                                                                                   $558,933       $499,146
                                                                                   ========       ========


                See notes to consolidated financial statements.

CMAC INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                               Quarter Ended                 Nine Months Ended
                                                                September 30                   September 30
                                                            1996            1995           1996            1995
                                                            ----            ----           ----            ----
(In thousands, except per-share amounts)

Revenues:
    Premiums written:
             Direct . . . . . . . . . . . . . . . .       $ 50,495        $ 33,649       $ 140,641      $ 98,069
             Assumed  . . . . . . . . . . . . . . .             31             120             146           326
             Ceded  . . . . . . . . . . . . . . . .         (4,175)           (222)        (12,352)       (5,479)
                                                          --------        --------       ---------      --------

    Net premiums written  . . . . . . . . . . . . .         46,351          33,547         128,435        92,916
    Decrease in unearned premiums   . . . . . . . .          2,347           2,113           8,060         5,962
                                                          --------        --------       ---------      --------

    Premiums earned   . . . . . . . . . . . . . . .         48,698          35,660         136,495        98,878
    Net investment income   . . . . . . . . . . . .          7,623           6,578          22,088        19,065
    Gain (loss) on  sales of investments  . . . . .             (2)             (3)            768            66
    Other income  . . . . . . . . . . . . . . . . .            905             802           2,886         1,647
                                                          --------        --------       ---------      --------

                                                            57,224          43,037         162,237       119,656
                                                          --------        --------       ---------      --------
Expenses:
    Provision for losses  . . . . . . . . . . . . .         23,808          15,737          65,746        41,090
    Policy acquisition costs  . . . . . . . . . . .          6,775           6,020          19,904        17,044
    Other operating expenses  . . . . . . . . . . .          5,281           4,000          15,768        11,911
                                                          --------        --------       ---------      --------

                                                            35,864          25,757         101,418        70,045
                                                          --------        --------       ---------      --------

Pretax income . . . . . . . . . . . . . . . . . . .         21,360          17,280          60,819        49,611
Provision for income taxes  . . . . . . . . . . . .          5,403           4,252          15,164        12,740
                                                          --------        --------       ---------      --------

Net income    . . . . . . . . . . . . . . . . . . .       $ 15,957        $ 13,028       $  45,655      $ 36,871
                                                          ========        ========       =========      ========

Net income per share  . . . . . . . . . . . . . . .       $   0.65        $   0.53       $    1.87      $   1.52
                                                          ========        ========       =========      ========

Average number of common and common equivalent
shares outstanding  . . . . . . . . . . . . . . . .         23,128          22,854          23,068        22,670
                                                          ========       =========       =========      ========





                See notes to consolidated financial statements.

CMAC INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY

                                                                                                     Net Unrealized
                                                                        Additional                     Gain (Loss)
                                                         Common           Paid-In        Retained    on Investments
                                                          Stock           Capital        Earnings     (Net of Tax)      Total
                                                         ------         ----------       --------    --------------     -----
(In thousands)


Balance, December 31, 1995  . . . . . . . . . . .       $       11       $163,665        $131,816        $ 3,124       $298,616
     Net income (unaudited)   . . . . . . . . . .               --             --          45,655             --         45,655
     Change in net unrealized gain (loss) on
        investments - net of tax (unaudited)  . .               --             --              --         (2,402)        (2,402)
     Issuance of common stock (unaudited)   . . .               --          1,361              --             --          1,361
     Dividends (unaudited)  . . . . . . . . . . .               --             --          (4,149)            --         (4,149)
                                                        ----------       --------        --------        -------       --------

Balance, September 30, 1996 (unaudited) . . . . .       $       11       $165,026        $173,322        $   722       $339,081
                                                        ==========       ========        ========        =======       ========





                See notes to consolidated financial statements.

CMAC INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                      Nine Months Ended
                                                                                         September 30
                                                                                    1996              1995
                                                                                    ----              ----
(In thousands)

Cash flows from operating activities  . . . . . . . . . . . . . . . . . .       $   60,339      $    38,866
                                                                                ----------      -----------

Cash flows from investing activities:
      Proceeds from sales of investments available for sale   . . . . . .            6,382            6,830
      Proceeds from redemptions of investments available for sale   . . .           11,775            4,799
      Proceeds from redemptions of investments held to maturity   . . . .              660            3,240
      Purchases of investments available for sale   . . . . . . . . . . .          (15,018)         (19,647)
      Purchases of investments held to maturity   . . . . . . . . . . . .          (55,713)         (35,750)
      (Purchases) sales of short-term investments - net   . . . . . . . .           (3,961)           2,175
      Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (3,980)            (586)
                                                                                ----------      -----------

Net cash used in investing activities . . . . . . . . . . . . . . . . . .          (59,855)         (38,939)
                                                                                ----------      -----------

Cash flows from financing activities:
      Proceeds from issuance of common stock  . . . . . . . . . . . . . .            1,361            2,075
      Dividends paid  . . . . . . . . . . . . . . . . . . . . . . . . . .           (4,149)          (4,132)
                                                                                ----------      -----------

Net cash used in financing activities . . . . . . . . . . . . . . . . . .           (2,788)          (2,057)
                                                                                ----------      -----------
Decrease in cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (2,304)          (2,130)
Cash, beginning of period . . . . . . . . . . . . . . . . . . . . . . . .            3,646            3,926
                                                                                ----------      -----------

Cash, end of period . . . . . . . . . . . . . . . . . . . . . . . . . . .       $    1,342      $     1,796
                                                                                ==========      ===========

Supplemental disclosures of cash flow information:
Income taxes paid . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   14,000      $    13,500
                                                                                ==========      ===========

Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $       70      $        87
                                                                                ==========      ===========





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

2 - NEW ACCOUNTING STANDARDS

      In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). FAS 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages, but does not require, the recognition of compensation expense for the fair value of stock options and other equity instruments granted as compensation to employees for fiscal years beginning after December 15, 1995. The Company has elected to continue to measure compensation costs for stock-based compensation arrangements using the methods prescribed by APB No. 25, "Accounting for Stock Issued to Employees". As such, FAS 123 did not have a material impact on the financial position or earnings of the Company.

3 - SUBSEQUENT EVENT

      On October 15, 1996, the Board of Directors authorized a stock split, payable December 2, 1996, in the form of a dividend of one additional share of the Company's common stock for each share owned by stockholders of record on November 7, 1996. The dividend will be accounted for as a two-for-one stock split and par value will remain at $.001 per share.

      Accordingly, all references to common per share data have been adjusted to give effect to the stock split.

                 CMAC INVESTMENT CORPORATION AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                    OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

      Net income for the first nine months of 1996 was $45.7 million, a 23.8% increase compared to $36.9 million for the first nine months of 1995 and net income for the quarter ended September 30, 1996 was $16.0 million, a 22.5% increase compared to $13.0 million for the same period in 1995. These improvements resulted primarily from significant growth in premiums earned, investment income and other income, partially offset by a higher provision for losses and increased operating expenses.

      Premiums earned for the first nine months of 1996 were $136.5 million, a 38.0% increase compared to $98.9 million for the first nine months of 1995 and premiums earned for the quarter ended September 30, 1996 were $48.7 million, a 36.6% increase compared to $35.7 million for the same period of 1995. These significant increases reflect the growth in insurance in force resulting from strong new insurance volume and a continuation of high persistency levels. Persistency, which is defined as the percentage of policies in force that are renewed in any given year, was 84.4% for the year ended September 30, 1996, compared to 87.7% for the year ended September 30, 1995. New primary insurance written in the first nine months of 1996 was $9.4 billion, an increase of 24.2% compared to $7.5 billion for the first nine months of 1995, and new primary insurance written for the third quarters of 1996 and 1995 was $3.2 billion.
The year-to-date volume increased as a result of an increase in the private mortgage insurance market which was aided by strong levels of refinancing during the first six months of the year brought about by relatively low interest rates. Refinanced loans represented 18.0% of new primary insurance written in the first nine months of 1996 as compared to 8.9% in the first nine months of 1995 while for the quarter ended September 30, 1996, refinanced loans represented 10.1% of new primary insurance written as compared to 12.1% for the comparable period of 1995. Higher interest rates toward the end of the second quarter caused refinance activity to slow significantly in the third quarter. Additionally, in the first nine months of 1996, CMAC wrote $4.6 billion of pool insurance as compared to $976.1 million for the same period of 1995. Most of the pool insurance written in 1996 related to one structured transaction which is geographically dispersed throughout the United States and has a very low stop-loss level. Under a pool insurance transaction, the exposure to CMAC on each individual loan is uncapped; however, the aggregate stop loss percentage is the most that can be paid out in losses before the insurer's exposure terminates. The Company expects its pool insurance activity to increase in the fourth quarter and in 1997 and to be composed primarily of Fannie Mae- and Freddie Mac-eligible conforming mortgage loans. Premium rates on such pool insurance are significantly lower than on primary insured loans due to the low stop loss. The strong volume and high persistency led to an increase in direct primary insurance in force of 16.9% from $32.4 billion at December 31, 1995 to $37.8 billion at September 30, 1996 and an increase in pool insurance in force of 122.1% from $3.5 billion at December 31, 1995 to $7.7 billion at September 30, 1996.

      Net investment income for the first nine months of 1996 was $22.1 million, a 15.9% increase compared to $19.1 million for the first nine months of 1995 and for the quarter ended September 30, 1996, net investment income was $7.6 million, an increase of 15.9% compared to $6.6 million for the third quarter of 1995. These increases were a result of continued growth in invested assets primarily due to positive operating cash flow. The Company continues to invest new operating cash flow in tax-advantaged securities, primarily municipal bonds.

      The provision for losses in the first nine months of 1996 was $65.7 million, an increase of 60.0% compared to $41.1 million in 1995 and for the third quarter of 1996, this provision was $23.8 million, an increase of 51.3% compared to $15.7 million in 1995. In addition to the maturation of CMAC's growing book of business which has led to higher levels of defaults, the early default experience of the 1994 and 1995 origination year books of business has been higher than expected. Although the ultimate performance of these books cannot yet be determined, it appears that the ultimate loss levels will be higher than average. CMAC also continues to experience excessive defaults and claims in California. The default rate in California increased to 3.6% (including pool) at September 30, 1996 as compared to 3.1% at September 30, 1995 and claims paid in California for the first nine months of 1996 were $23.5 million, representing approximately 61.6% of total claims. The Company has also continued implementation of a more conservative reserve calculation for certain loans in default perceived as having a higher risk of claim incidence. The Company believes that many loan servicers have changed the timing of reporting loans in default which has resulted in an incremental increase in the number of loans in default. This change will allow earlier intervention with borrowers in default which might lead to a higher cure rate for such loans.

      Policy acquisition costs in the first nine months of 1996 were $19.9 million, an increase of 16.8% compared to $17.0 million in 1995. For the third quarter of 1996, these expenses were $6.8 million, an increase of 12.5% compared to $6.0 million for the comparable period of 1995. This reflects the increase in volume of new insurance written, and increases in sales- and underwriting-related expenses incurred in an effort to continue a broad geographic coverage. Other operating expenses for the nine months ended September 30, 1996 were $15.8 million, an increase of 32.4% compared to $11.9 million in 1995 and these expenses were $5.3 million for the third quarter of 1996, an increase of 32.0% compared to $4.0 million for the third quarter of 1995. Much of the increase continued to result from an expansion of the Company's technology efforts and a significant increase in expenses associated with the Company's ancillary services, specifically contract underwriting. Some of these additional contract underwriting expenses were correspondingly offset by increases to other income although the main purpose of the contract underwriting effort is to support the sales effort by generating incremental mortgage insurance business.

      The effective income tax rate for the nine months ended September 30, 1996 was 24.9% and this rate was 25.3% for the quarter ended September 30, 1996. This compares to 25.7% and 24.6%, respectively, for the nine months and quarter ended September 30, 1995. This decrease is due in part to the growing percentage of tax-advantaged securities in the Company's investment portfolio, and in part to an increase in the exercise of non-qualified stock options.

LIQUIDITY AND CAPITAL RESOURCES

      CMAC's sources of funds consist primarily of premiums and investment income. Funds are applied primarily to the payment of CMAC's claims and operating expenses.

      Cash flows from operating activities for the nine months ended September 30, 1996 were $60.3 million as compared to $38.9 million for the same period of 1995. This increase consisted of a significant increase in net premiums written, partially offset by an increase in claims paid and operating expenses. Monthly premiums, which now constitute over 90% of new business, have negatively impacted cash flow in the short term although long-term cash flow is not expected to be materially affected. Positive cash flows are invested pending future payments of claims and other expenses; cash flow shortfalls, if any, are funded through sales of short-term investments and certain other investment portfolio securities.

      Common stockholders' equity increased from $298.6 million at December 31, 1995 to $339.1 million at September 30, 1996, as a result of net income of $45.7 million and $1.3 million from the issuance of common stock, offset by a net decrease of $2.4 million in the value of investments classified as available for sale and by dividends of $4.1 million.

      As of September 30, 1996, the Company and its subsidiaries had no material commitments for capital expenditures.

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

*Filed Herewith

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          CMAC INVESTMENT CORPORATION





Date:    November 14, 1996                       C.  Robert Quint
                                  ----------------------------------------------
                                                 C.  Robert Quint
                                  Senior Vice President, Chief Financial Officer
                                          (Principal Accounting Officer)