Form 10-K405
period 1996-12-31
CMAC INVESTMENT CORP
filed 1997-03-31
CIK 890926

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM             TO

                         COMMISSION FILE NUMBER 1-11356

                          CMAC Investment Corporation
             (Exact name of registrant as specified in its charter)

                    DELAWARE                                       23-2691170
        (State or other jurisdiction of                         (I.R.S. Employer
         incorporation or organization)                       Identification No.)

                      1601 MARKET STREET, PHILADELPHIA, PA
                    (Address of principal executive offices)
                                     19103
                                   (Zip code)

                                 (215) 564-6600
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                                             NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                             ON WHICH REGISTERED
------------------------------------------------------------------------------------------------
         COMMON STOCK, $.001 PAR VALUE                      NEW YORK STOCK EXCHANGE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

     The following documents have been incorporated by reference in this Form 10-K, as indicated:

                                                             PART AND ITEM NUMBER OF FORM 10-K
                          DOCUMENT                                INTO WHICH INCORPORATED
        ---------------------------------------------        ---------------------------------
        1. 1996 Annual Report to Stockholders                Items 5 through 8 of Part II
        2. Proxy Statement for the 1997 Annual               Items 10 through 13 of Part III
           Meeting of Stockholders

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 22,426,504 shares of Common Stock, $.001 par value, outstanding on March 17, 1997, and the aggregate market value of the voting stock held by non-affiliates of the registrant is $796,140,892.
================================================================================

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     CMAC Investment Corporation (the "Company") provides, through its wholly owned subsidiary, Commonwealth Mortgage Assurance Company ("CMAC"), private mortgage insurance coverage in the United States to residential mortgage lenders. Private mortgage insurance protects lenders from default-related losses on residential first mortgage loans made to home buyers who make down payments of less than 20% of the home's purchase price. Private mortgage insurance also facilitates the sale of such mortgage loans in the secondary mortgage market, principally to the Federal Home Loan Mortgage Corporation ("Freddie Mac") and Fannie Mae. CMAC is restricted generally by state insurance laws and regulations and the eligibility requirements of Fannie Mae and Freddie Mac to providing insurance on residential first mortgage loans only. CMAC currently offers three principal types of private mortgage insurance coverage: "primary," "traditional pool" and "modified pool." At December 31, 1996, primary insurance, and traditional pool and modified pool insurance combined, represented 96.1% and 3.9%, respectively, of CMAC's direct risk in force, and this proportion is not expected to change materially in the future, although the volume of traditional pool insurance written is expected to increase significantly in 1997.

     CMAC has been engaged in the mortgage insurance business since 1977. The Company acquired all of the outstanding common stock of CMAC in October 1992 in order to facilitate the initial public offering of the Company's common stock. In the offering, the Company's sole stockholder, Commonwealth Land Title Insurance Company ("Commonwealth"), an indirect subsidiary of Reliance Group Holdings, Inc. ("Reliance"), sold all of the shares of common stock of the Company owned by it. As a result of the offering, which was completed in November 1992, the Company became an independent public company.

Primary Insurance

     Primary insurance provides mortgage default protection on individual loans and covers unpaid loan principal, delinquent interest and certain expenses associated with the default and subsequent foreclosure (collectively, the "claim amount"). CMAC's obligation to an insured lender in respect of a claim is determined by applying the appropriate coverage percentage to the claim amount. CMAC's "risk" on each insured loan is the loan amount multiplied by the coverage percentage. Most of CMAC's current business is written with 30% coverage on loans with a loan-to-value ("LTV") ratio of 95.0% or higher and 25% coverage on loans with an LTV ratio between 90% and 95%. Under its master policy, CMAC has the option (which is infrequently used) of paying the entire claim amount and taking title to the mortgaged property, or paying the coverage percentage in full satisfaction of its obligations under the insurance written. In the past, CMAC has underwritten most of its primary insurance on a manual basis, however, the recent trend for both the industry and CMAC has been toward utilizing automated underwriting methods.

Pool Insurance

     Pool insurance differs from primary insurance in that there is no limit to the mortgage insurer's exposure on each individual loan. There is an aggregate exposure limit ("stop loss") on a "pool" of loans which is generally between 1% and 10% of the initial aggregate loan balance. Modified pool insurance has a stop loss like pool insurance, but also has exposure limits on each individual loan. The use of modified pool insurance is much more limited than traditional pool insurance.

     CMAC offers traditional or modified pool insurance on a selected basis to various state housing finance agencies on the collateral for their bond issues, as a credit enhancement to mortgage loans included in mortgage-backed securities or in whole loan sales, and in certain other specific situations. CMAC very seldom offers pool insurance as a standalone product. Instead, it is offered as a supplement to a primary insurance transaction or relationship. Recently, CMAC has begun to offer pool insurance on mortgage product sold to Freddie Mac and Fannie Mae by CMAC's primary insurance customers. This pool insurance has a very low stop loss, generally 1.0% to 1.5%, and the insured pools contain loans with and without primary insurance. CMAC expects the volume of such business to increase significantly in 1997 due to its popularity in the marketplace. It is CMAC's current intention to limit pool risk in force to approximately 5% of CMAC's total risk in force. New premiums written for traditional pool insurance were $2.1 million in 1996, $1.6 million in 1995 and $5.6 million in 1994.

Structured Transactions

     CMAC, from time to time, engages in structured transactions which may include either primary insurance, traditional pool insurance or modified pool insurance or some form of combination. A structured transaction generally involves insuring a large pool of seasoned loans or issuing a commitment to insure new loan originations under negotiated terms. Some structured transactions contain a risk-sharing component under which the insured assumes a first-loss position or shares in losses in some other manner. The amount of new premiums written in structured transactions by CMAC in 1996, 1995 and 1994 were $400,000, $1.3 million and $5.9 million, respectively.

CUSTOMERS

     Mortgage originators such as mortgage bankers, mortgage brokers, commercial banks and savings institutions are CMAC's principal customers, although mortgage borrowers generally bear the cost of primary insurance coverage. CMAC does, on a limited basis, offer lender paid mortgage insurance whereby mortgage insurance premiums are charged to the mortgage lender or loan servicer. On the lender paid product, the interest rate to the borrower is usually higher to compensate for the mortgage insurance premium that the lender is paying.

     To obtain primary insurance from CMAC, a mortgage lender must first apply for and receive a master policy from CMAC. CMAC's approval of a lender as a master policyholder is based, among other factors, upon an evaluation of the lender's financial position and its management's demonstrated adherence to sound loan origination practices.

     The number of primary individual policies in force at December 31, 1996, 1995 and 1994 was 382,243, 321,090 and 261,750, respectively.

     CMAC's top 10 customers were responsible for 21.8% of new primary risk written in 1996 compared to 24.7% and 22.2% for the years ended December 31, 1995 and 1994, respectively. The largest single customer of CMAC (including branches and affiliates of such customer), measured by risk written, accounted for 4.0% of new primary risk written during 1996 compared to 4.2% and 5.2% for the years ended December 31, 1995 and 1994, respectively.

SALES, MARKETING AND COMPETITION

Sales and Marketing

     CMAC employs a field sales force of approximately 100 persons, organized into six regions, providing local sales representation throughout the United States. CMAC sales personnel are compensated by salary, commissions on new insurance written and a production incentive based on the achievement of various goals. In early 1997, CMAC plans to expand its effort to serve larger national accounts, which have become a more integral part of the mortgage insurance market due to consolidation in the mortgage lending industry.

Competition

     CMAC and other private mortgage insurers compete directly with various federal government agencies, principally the Federal Housing Administration ("FHA"). In addition to competition from federal agencies, CMAC and other private mortgage insurers face competition from state-supported mortgage insurance funds.

     The private mortgage insurance industry consists of CMAC and seven other active mortgage insurance companies. During 1996, CMAC was the sixth largest private mortgage insurer and had, according to industry data, a market share of new primary mortgage insurance written of 9.6%.

UNDERWRITING PRACTICES

     CMAC considers effective risk management to be critical to its long-term financial stability. Market analysis, prudent underwriting, the use of automated risk evaluation models, quality control and customer service are all important elements of CMAC's risk management process.

Underwriting Personnel

     In addition to a centralized National Underwriting department in the home office, each of CMAC's regions has a regional underwriting manager responsible for evaluating risk and managing all underwriting field staff in the region. CMAC employs an underwriting and support staff of approximately 130, who are located in CMAC's 25 field offices; additionally, CMAC has two agency offices in place.

Underwriting Process

     CMAC has generally accepted applications for primary insurance (other than in connection with structured transactions) under three basic programs: the traditional fully documented program, the abbreviated "APP Plus" program and the delegated underwriting program. Programs that involve less than fully documented file submissions have become more prevalent in recent years. In order to meet this demand, during 1996, CMAC introduced to the marketplace a new concept in mortgage insurance underwriting and processing. This process is referred to as "ExpressTrac(sm)". A lender utilizing ExpressTrac can submit loans to CMAC for insurance with abbreviated levels of documentation based on the type of loan being submitted for insurance. The program also allows for a reduction in standard premium rates (4 basis points) for loans having FICO credit scores (described below) greater than 680. ExpressTrac is not a delegated underwriting program. CMAC has agreed to underwrite certain loans with less documentation by relying upon a scoring model created during 1996 referred to as "Prophet Score(sm)" (described below).

Delegated Underwriting

     CMAC has a delegated underwriting program with certain customers. CMAC's delegated underwriting program, which was implemented in 1989, currently involves only lenders that are approved by CMAC's risk management department. Delegated underwriting programs allow the lender's underwriters to commit CMAC to insure loans based on agreed upon underwriting guidelines. CMAC routinely audits loans submitted under these programs. As of December 31, 1996, approximately 20% of the primary loans on CMAC's books were originated on a delegated basis and during 1996, 49% of the loans insured by CMAC were originated on a delegated basis. This compares to 17% and 30%, respectively in 1995.

Automated Underwriting

     In 1994, CMAC installed an automated underwriting system which uses artificial intelligence technology to assist its underwriting staff in the processing of loan files. The system allows the underwriter to eliminate the rudimentary underwriting steps and to focus on key aspects of the loan file, with an ultimate goal of increasing underwriting efficiency while maintaining the same level of risk exposure. During 1995, the system was fully integrated into the CMAC underwriting process and improved efficiency was realized. In 1996, CMAC further enhanced the automated underwriting system by adding its Prophet Score model to the automated underwriting systems' decision making process. Direct connections between the CMAC system and Fannie Mae and Freddie Mac systems are scheduled for implementation during 1997.

Mortgage Scoring Models

     During the last few years, the use of scoring mechanisms to predict loan performance has become prevalent in the marketplace, especially with Freddie Mac's advocacy of the use of credit scores in the mortgage loan underwriting process. The use of credit scores was pioneered by Fair Isaac and Company and became popular in the mid-1980's. The FICO model calculates a score based on a borrower's credit history. This credit score based "scorecard" is used to predict the future performance of a loan over a one or two year time horizon. The higher the credit score the lower the likelihood that a borrower will default on a loan. CMAC's Prophet Score begins with a FICO score then adds specific additional data regarding the borrower, the loan and the property. It is this additional mortgage data that expands the integrity of CMAC's Prophet Score over the entire life of the loan. Beginning in October 1996, the Prophet Score appeared on each insurance commitment that CMAC issued.

Sub-Prime Loans

     An increasingly popular form of lending is in the area of sub-prime loans. These loan programs typically have new traditional credit standards which are less stringent than standard credit guidelines. This market was created as an avenue to homeownership for borrowers who had not properly maintained their credit profile over time. CMAC participates in insuring a limited amount of this product. During 1996, less than 1% of primary insurance written was in this category and at December 31, 1996, less than 1% of all loans on CMAC's books fell into this loan type. CMAC receives a significantly higher premium for insuring this product that is commensurate with the additional default risk. It is CMAC's current intention to limit the amount of insured product to "A-" loans rather than "B" or "C" loans and to limit the amount of business insured under this A- program to specific targeted accounts with proven results and servicing experience in the sub-prime area.

Contract Underwriting

     CMAC utilizes its underwriting skills to provide an outsource contract underwriting service to its customers. For a fee, CMAC underwrites fully documented underwriting files for secondary market compliance, while at the same time assessing the file for mortgage insurance, if applicable. Contract underwriting has increased in popularity among CMAC's customers over the last few years. During 1996, loans underwritten via contract underwriting accounted for 35% of applications, 21% of commitments for insurance and 18% of insurance certificates issued by CMAC. These percentages are expected to increase in 1997. The lower relative commitment and certificate figures compared to application figures reflect the low commitment rate and certification rate for loans underwritten via contract underwriting due mostly to compliance issues. CMAC often gives recourse to its customers on loans it underwrites for compliance. If the loan does not meet agreed upon guidelines and is not salable in the secondary market for that reason, CMAC agrees to remedy the situation either by placing mortgage insurance coverage on the loan or by purchasing the loan. During 1996, less than 1% of all loans were subject to these remedies and the costs associated with these remedies were negligible. There is no assurance that these low levels will continue in the future.

RATINGS

     CMAC, along with other active private mortgage insurers, has its claims-paying ability and financial strength rated by Standard & Poor's ("S&P") and Moody's Investors Service, Inc. ("Moody's"), respectively. These ratings are an indication to a mortgage insurer's customers of the insurer's present financial strength and its capacity to honor its future claims payment obligations. Ratings are generally considered critical to an insurer's ability to compete for new insurance business. Currently, CMAC is rated "AA" by S&P and "Aa3" by Moody's.

REINSURANCE

     CMAC reinsures all direct insurance in force under an excess of loss reinsurance program. This program originally utilized three reinsurers, but beginning on January 1, 1995, the program was reduced to one reinsurer. The reinsurer is responsible for 100% of CMAC's covered losses in excess of CMAC's retention. CMAC's annual retention is determined by a formula which contains variable components. The estimated 1997 retention is approximately $360 million. The reinsurer's aggregate annual limit of liability is also determined by a formula with variable components and is currently estimated to be $70 million. If the reinsurer decides not to renew the reinsurance arrangement and is not replaced by CMAC, the nonrenewing reinsurer must provide six years of runoff coverage. There is an overall aggregate limit of liability applicable to any runoff period equal to four times the annual limit in effect for the calendar year of such nonrenewal. For 1997, this aggregate limit is estimated to be $280 million.

     The excess of loss reinsurance program also provides restrictions and limitations on (i) payment of dividends by CMAC; (ii) investments; (iii) mergers or acquisitions involving other private mortgage insurance companies; and (iv) reinsurance of exposure retained by CMAC.

     In addition, CMAC has entered into a variable quota-share ("VQS") treaty for primary risk in the 1994 to 1997 origination years and most of the pool risk to be written in 1997. In this treaty, quota-share loss relief is provided at varying levels ranging from 7.5% to 15.0% based upon the loss ratio on the reinsured book. The higher CMAC's loss ratio, the greater the potential reinsurance relief which protects CMAC in adverse loss situations. A ceding commission is paid by the reinsurer to CMAC and the agreement is noncancelable for ten years by either party. It is CMAC's present intention to continue a similar treaty on future books of business. As of December 31, 1996, the risk in force covered by the VQS treaty was approximately $6.5 billion, or approximately 71% of CMAC's primary risk in force.

DEFAULTS AND CLAIMS

Defaults

     The default and claim cycle on loans which have private mortgage insurance begins with the insurer's receipt from the lender of notification of a default on an insured loan. The master policy requires lenders to notify CMAC of an uncured default on a mortgage loan within 75 days (45 days for an uncured default in the first year of the loan), although many lenders do so earlier. The recent trend has been earlier notification of defaults which has contributed to the increase in CMAC's default rate. The incidence of default is affected by a variety of factors, including change in borrower income, unemployment, divorce and illness, the level of interest rates and general borrower creditworthiness. Defaults that are not cured result in claims to CMAC. Borrowers may cure defaults by making all delinquent loan payments or by selling the property and satisfying all amounts due under the mortgage.

     The following table shows the number of primary and pool loans insured, related loans in default and the percentage of loans in default (default rate) as of the dates indicated:

                                                              DEFAULT STATISTICS
                                                                  DECEMBER 31
                                            -------------------------------------------------------
                                             1996        1995        1994        1993        1992
                                            -------     -------     -------     -------     -------
    PRIMARY INSURANCE:
      Insured loans in force..............  382,243     321,090     261,750     228,884     196,509
      Loans in default(1).................    9,115       6,734       5,377       5,206       5,443
      Percentage of loans in default......      2.4%        2.1%        2.1%        2.3%        2.8%
    POOL INSURANCE(2):
      Insured loans in force..............   93,531      43,969      31,658      33,691      31,454
      Loans in default(1).................    1,012         595         549         474         311
      Percentage of loans in default......      1.1%        1.4%        1.7%        1.4%        1.0%

---------------
(1) Loans in default exclude those loans thirty days past due or less and loans in default for which CMAC will not be liable for a claim payment.

(2) Includes traditional and modified pool insurance.

     Regions of the United States may experience different default rates due to varying economic conditions. The following table shows the default rates by CMAC region as of the dates indicated.

                                                              DEFAULT RATES BY CMAC REGION
                                                                      DECEMBER 31
                                                        ----------------------------------------
                                                        1996     1995     1994     1993     1992
                                                        ----     ----     ----     ----     ----
    North.............................................  2.64%    2.56%    2.59%    2.53%    2.27%
    East..............................................  3.38     3.34     3.36     3.76     4.01
    Southeast.........................................  2.10     1.53     1.51     1.72     2.54
    Midwest...........................................  1.28     1.12     0.61     0.92     0.87
    Southwest.........................................  1.61     1.38     1.35     1.69     2.35
    West..............................................  2.87     2.52     2.14     2.01     1.91
    Alaska............................................  0.45     0.74     0.67     1.04     1.36

     As of December 31, 1996, default rates for CMAC's two largest states measured by risk in force, California and Florida, were 4.0% and 3.2%, respectively, compared to 3.3% and 2.2% at December 31, 1995.

Claims

     The likelihood that a claim will result from a default and the amount of such claim depend principally on the borrower's equity at the time of default and the borrower's (or the lender's) ability to sell the home for an amount sufficient to satisfy all amounts due under the mortgage, as well as the effectiveness of loss mitigation efforts. Claims are also affected by local housing prices, interest rates, unemployment levels and the housing supply.

     Claim activity is not evenly spread through the coverage period of a book of business. Relatively few claims are received during the first two years following issuance of the policy. This is followed by a period of rising claims which, based on industry experience, has historically reached its highest level in the third through fifth years after the year of loan origination. Thereafter, the number of claims received has historically declined at a gradual rate, although the rate of decline can be affected by conditions in the economy. Approximately 71% of CMAC's primary risk in force at December 31, 1996 had not yet reached its anticipated highest claim frequency years. CMAC's cumulative claim incidence on insurance written, determined four years after policy issuance, was 1.5% for insurance written in 1990, 2.0% for insurance written in 1991, and 1.5% for insurance written in 1992. Certain "affordable housing" loans insured in 1994 and 1995 have experienced higher than normal early default and claim rates, although it is too early to determine how much higher the eventual claim rates on such loans will be compared to prior books of business. Many of the reasons for these early defaults have been addressed in the recent underwriting of such loans.

LOSS MITIGATION

     Once a default notice is received, CMAC attempts to mitigate its loss. The CMAC loan workout department consists of 31 employees, including 17 full-time workout specialists. Through proactive intervention with insured lenders and borrowers, CMAC attempts to reduce the number and severity of CMAC's claim payments. Loss mitigation techniques include pre-foreclosure sales, extensions of credit to certain borrowers to reinstate insured loans, loan modifications and deficiency settlements with borrowers. CMAC considers its loss mitigation efforts to be an effective way to reduce net claim payments.

HOMEOWNERSHIP COUNSELING

     In 1995, CMAC established a Homeownership Counseling Center (the "Center") to work with borrowers receiving insured loans under community homebuyer, 97% loan-to-value or other "affordable housing" programs. CMAC considers this counseling to be very important to the future success of those particular borrowers with regard to sustaining their mortgage payments. In addition, the Center counsels such borrowers early in the default process in an attempt to help cure the loan and assist the borrowers in meeting their mortgage obligation. During 1996, after reviewing results of analyses showing loans counseled by the Center were performing better than those counseled by certain others, CMAC took the proactive step of requiring counseling on loans it insures be done by the Center or by a counseling entity that CMAC has reviewed and approved.

LOSS RESERVES

     CMAC establishes reserves to provide for the estimated costs of settling claims in respect of loans reported to be in default and loans that are in default which have not yet been reported to CMAC. Consistent with generally accepted accounting principles and industry accounting practices, CMAC does not establish loss reserves for future claims on insured loans which are not currently in default. In determining the liability for unpaid losses related to reported outstanding defaults, CMAC establishes loss reserves on a case-by-case basis. The amount reserved for any particular loan is dependent upon the status of the loan as reported by the servicer of the insured loan, as well as the economic condition and estimated foreclosure period in the area in which the default exists. As the default progresses closer to foreclosure, the amount of loss reserve for that particular loan will be increased, in stages, to approximately 100% of CMAC's exposure.

ANALYSIS OF PRIMARY RISK IN FORCE

     CMAC's business strategy has been to disperse risk as widely as possible. CMAC analyzes its portfolio in a number of ways to identify any concentrations or imbalances in risk dispersion. CMAC believes the quality of its insurance portfolio is affected significantly by (i) the geographic dispersion of the properties securing the insured loans; (ii) the quality of loan originations;
(iii) the types of loans insured (including LTV ratio, purpose of the loan, type of loan instrument and type of underlying property securing the loan); and (iv) the age of the loans insured.

GEOGRAPHIC DISPERSION

     The following tables reflect the percentage of direct primary risk in force on CMAC's book of business (by location of property) for the top ten states and top 15 metropolitan statistical areas ("MSAs") as of December 31, 1996 and 1995:

                                  TOP TEN STATES                             1996     1995
        -------------------------------------------------------------------  ----     ----
        California.........................................................  19.8%    20.9%
        Florida............................................................   8.8      8.6
        New York...........................................................   8.3      8.6
        Texas..............................................................   5.8      5.9
        Georgia............................................................   5.0      4.8
        Pennsylvania.......................................................   4.8      5.3
        New Jersey.........................................................   4.4      4.8
        Arizona............................................................   4.3      4.3
        Maryland...........................................................   2.7      2.8
        Tennessee..........................................................   2.6      N/A
        Massachusetts......................................................   N/A      2.9
                                                                             ----     ----
                  Total....................................................  66.5%    68.9%
                                                                             ====     ====

                                 TOP FIFTEEN MSAS                            1996     1995
        -------------------------------------------------------------------  ----     ----
        Los Angeles, CA....................................................   5.5%     5.8%
        Atlanta, GA........................................................   4.1      3.9
        Philadelphia, PA...................................................   3.5      3.9
        Phoenix, AZ........................................................   3.5      3.5
        New York, NY.......................................................   2.9      2.7
        Nassau/Suffolk, NY.................................................   2.7      2.9
        Washington, DC-MD-VA...............................................   2.6      2.7
        Orange County, CA..................................................   2.3      2.4
        Chicago, IL........................................................   2.1      2.0
        Riverside-San Bernadino, CA........................................   1.9      2.1
        Dallas, TX.........................................................   1.9      2.0
        Tampa-St. Petersburg, FL...........................................   1.7      1.8
        Boston, MA.........................................................   1.5      1.8
        Oakland, CA........................................................   1.4      1.5
        Ft. Lauderdale, FL.................................................   1.4      N/A
        San Diego, CA......................................................   N/A      1.3
                                                                             ----     ----
                  Total....................................................  39.0%    40.3%
                                                                             ====     ====

LENDER AND PRODUCT CHARACTERISTICS

     While geographic dispersion is an important component of overall risk dispersion and it has been a strategy of the Company to reduce its exposure in the top ten states and top fifteen MSAs, the Company believes the quality of the risk in force should be considered in conjunction with other elements of risk dispersion, such as product distribution, as well as CMAC's risk management and underwriting practices.

     The following table reflects the percentage of direct risk in force (as determined on the basis of information available on the date of mortgage origination) by the categories indicated as of December 31, 1996 and 1995.

                              DIRECT RISK IN FORCE

                                                                              1996       1995
                                                                             ------     ------
    Product Type:
      Primary..............................................................    96.1%      96.8%
      Pool(1)..............................................................     3.9        3.2
                                                                              -----      -----
                                                                              100.0%     100.0%
                                                                              =====      =====

                          DIRECT PRIMARY RISK IN FORCE

                                                                              1996       1995
                                                                             ------     ------
    Direct Primary Risk in Force (dollars in millions).....................  $8,352     $6,672
    Lender Concentration:
      Top 10 lenders (by original applicant)...............................    20.7%      22.0%
      Top 20 lenders (by original applicant)...............................    29.2%      31.6%

    LTV:
      95.01% to 97.00%.....................................................     2.2%       1.5%
      90.01% to 95.00%.....................................................    44.1       39.2
      85.01% to 90.00%.....................................................    46.7       52.9
      85.00% and below.....................................................     7.0        6.4
                                                                             ------     ------
              Total........................................................   100.0%     100.0%
                                                                             ======     ======
    Loan Type:
      Fixed................................................................    80.6%      77.5%
      Adjustable rate mortgage ("ARM") (fully indexed)(2)..................    16.7       19.4
      ARM (potential negative amortization)(3).............................     2.7        3.1
                                                                             ------     ------
              Total........................................................   100.0%     100.0%
                                                                             ======     ======
    Mortgage Term:
      15 years and under...................................................     3.9%       4.5%
      Over 15 years........................................................    96.1       95.5
                                                                             ------     ------
              Total........................................................   100.0%     100.0%
                                                                             ======     ======
    Property Type:
      Non-condominium (principally single-family detached).................    95.2%      90.8%
      Condominium..........................................................     4.8        9.2
                                                                             ------     ------
              Total........................................................   100.0%     100.0%
                                                                             ======     ======
    Occupancy Status:
      Primary residence....................................................    97.4%      97.8%
      Second home..........................................................     0.9        0.6
      Non-owner occupied...................................................     1.7        1.6
                                                                             ------     ------
              Total........................................................   100.0%     100.0%
                                                                             ======     ======
    Mortgage Amount:
      $200,000 or less.....................................................    89.7%      91.3%
      Over $200,000........................................................    10.3        8.7
                                                                             ------     ------
              Total........................................................   100.0%     100.0%
                                                                             ======     ======
    Loan Purpose:
      Purchase.............................................................    83.1%      80.2%
      Refinance............................................................    16.9       19.8
                                                                             ------     ------
              Total........................................................   100.0%     100.0%
                                                                             ======     ======

---------------
(1) Includes traditional and modified pool insurance.
(2) Refers to loans where payment adjustments are the same as mortgage interest rate adjustments.
(3) Loans with potential negative amortization will not have increasing principal balances unless interest rates increase as contrasted with scheduled negative amortization where an increase in loan balance will occur even if interest rates do not change.

     One of the most important determinants of claim incidence is the relative amount of borrower's equity in the home, or down payment. Claim incidence on loans having an LTV ratio in excess of 90% ("95s") is approximately two times the claim incidence on loans with LTV ratios equal to or less than 90% and over 85% ("90s"). CMAC believes that the higher premium rates it charges on 95s adequately reflect the additional risk on these loans. The industry and CMAC began to insure 97% LTV loans ("97s") in 1995. These loans are expected to have a higher claim incidence than 95s; however, with proper counseling efforts and by limiting insurance on these loans to sensible affordable housing programs, it is CMAC's belief that the claim incidence should not be materially (more than one and one-half times) worse than on 95s, although this cannot be certain. Early defaults on 97s as compared to other loans have confirmed CMAC's expectations, although the eventual performance of these loans cannot yet be accurately projected. Premium rates on 97s are higher than on 95s to compensate for the additional risk and the higher expected frequency and severity of claims. The amount of 97s insured in 1996 and 1995 was approximately 4% of the total loans insured each year. The percentage of 97s written in 1997 should approximate the 1995 and 1996 figures.

     In recent years, CMAC has increased its insurance of mortgages identified by its customers as "affordable housing" loans. These loans are typically made to low- and moderate-income borrowers in conjunction with special programs developed by state or local housing agencies, Fannie Mae or Freddie Mac. Such programs usually include 95s and 97s and may require certain underwriting guidelines to be liberalized in order to achieve their objectives. CMAC's participation in these programs is dependent upon acceptable borrower counseling. Early default experience on these programs has been worse than average, however CMAC does not believe the ultimate claims will materially affect its financial results.

     CMAC's claim frequency on insured ARMs has been higher than on all other loan types. The Company believes that the risk on ARM loans is greater than on fixed rate loans due to possible monthly payment increases if interest rates rise.

     The Company believes that 15-year mortgages present a lower level of risk than 30-year mortgages, primarily as a result of the faster amortization and the more rapid accumulation of borrower equity in the property.

     The Company believes that the risk of claim is also affected by the type of property securing the insured loan. In the Company's opinion, loans on single-family detached housing are subject to less risk of claim incidence than loans on other types of properties. Conversely, loans on attached housing types, particularly condominiums and cooperatives, are generally considered by the Company to be a higher risk, due to the higher density of such properties and because a detached unit is the preferred housing type in most areas.

     The Company believes that the risk of claim on relocation loans is extremely low and has begun to offer lower premium rates on such loans to compensate for the lower risk.

     The Company believes that loans on non-owner occupied homes purchased for investment purposes represent a substantially higher risk of claim incidence, and are subject to greater value declines than loans on either primary or second homes. CMAC underwrites loans on non-owner occupied homes more stringently, and, where permissible, requires that the investor indemnify CMAC directly for any loss suffered by CMAC. CMAC also charges a higher premium rate than the rate charged for insuring loans on owner occupied homes.

     The Company believes that higher priced properties experience wider fluctuations in value than moderately priced residences and that the income of many people who buy higher priced homes is less stable than that of people with moderate incomes.

INVESTMENT PORTFOLIO

     The Company's income from its investment portfolio is one of the Company's primary sources of cash flow to support its operations and claim payments.

     The Company follows an investment policy which, at a minimum, requires: (i) 95% of its investment portfolio to consist of cash equivalents and debt securities (including redeemable preferred stocks) which, at the date of purchase, were rated investment grade by a nationally recognized rating agency (e.g., "BBB" or better by S&P), and (ii) at least 50% of its investment portfolio (together with cash assets) to consist of cash, cash equivalents and debt securities (including redeemable preferred stocks) which, at the date of purchase, were rated the highest investment grade by a nationally recognized rating agency (e.g., "AAA" by S&P). CMAC is considering altering these investment guidelines to permit the inclusion of a small percentage of equity securities (including convertible debt and convertible preferred stocks). The equity component would most likely not exceed 5% to 10% of the total investment portfolio. Any such change would be within the context of the restrictions set forth in CMAC's reinsurance agreements.

     At December 31, 1996, the Company's investment portfolio had a carrying value of $513.2 million and a market value of $529.5 million, including $5.2 million of short-term investments. At December 31, 1996, the Company's investment portfolio did not include any real estate or mortgage loans. It did include one private placement investment grade preferred security with a carrying value of $2.2 million. At December 31, 1996, 100% of the Company's investment portfolio (which excludes cash) consisted of cash equivalents and debt securities (including redeemable preferred stocks) rated investment grade.

     The Company's investment policies and strategies are subject to change depending upon regulatory, economic and market conditions and the then existing or anticipated financial condition and operating requirements, including the tax position, of the Company.

     The diversification of the Company's investment portfolio (other than short-term investments) at December 31, 1996 is shown in the table below:

                      INVESTMENT PORTFOLIO DIVERSIFICATION

                                                                        DECEMBER 31, 1996
                                                            -----------------------------------------
                                                            AMORTIZED
                                                              COST         FAIR VALUE      PERCENT(1)
                                                            ---------     ------------     ----------
                                                                  (IN THOUSANDS)
    Fixed maturities held to maturity:
      U.S. government securities(2).......................  $  15,197       $ 15,610            3.9%
      State and municipal obligations(3)..................    378,099        394,065           96.1
                                                             --------       --------          -----
              Total.......................................  $ 393,296       $409,675          100.0%
                                                             ========       ========          =====
    Fixed maturities available for sale:
      U.S. government agency securities(2)................  $  18,678       $ 19,355           16.9%
      Redeemable preferred stock(3).......................     91,840         95,311           83.1
                                                             --------       --------          -----
              Total.......................................  $ 110,518       $114,666          100.0%
                                                             ========       ========          =====

---------------
(1) Percentage of amortized cost.

(2) Substantially all of these securities are backed by the full faith and credit of the U.S. government.

(3) Consists of investment-grade securities.

     The following table shows the scheduled maturities of the securities held in the Company's investment portfolio at December 31, 1996:

                   INVESTMENT PORTFOLIO SCHEDULED MATURITY(1)

                                                                             DECEMBER 31, 1996
                                                                         --------------------------
                                                                                            PERCENT
                                                                            CARRYING        -------
                                                                             VALUE
                                                                         --------------
                                                                         (IN THOUSANDS)
    Short-term investments.............................................     $  5,196           1.0%
    Less than one year.................................................        1,970           0.4
    One to five years..................................................       13,752           2.6
    Five to ten years..................................................      155,487          30.3
    Over ten years.....................................................      222,087          43.3
    Mortgage-backed securities(2)......................................       19,355           3.8
    Redeemable preferred stock (3).....................................       95,311          18.6
                                                                            --------         -----
         Total.........................................................     $513,158         100.0%
                                                                            ========         =====

---------------
(1) Actual maturities may differ as a result of calls prior to scheduled maturity.

(2) Substantially all of these securities are backed by the Government National Mortgage Association ("GNMA").

(3) No stated maturity date.

     The following table shows the ratings of the Company's investment portfolio (other than short-term investments) as of December 31, 1996:

                       INVESTMENT PORTFOLIO BY S&P RATING

                                                                             DECEMBER 31, 1996
                                                                         --------------------------
                                 RATING(1)                                                  PERCENT
    -------------------------------------------------------------------     CARRYING        -------
                                                                             VALUE
                                                                         --------------
                                                                         (IN THOUSANDS)
    Fixed maturities:
      U.S. government and agency securities............................     $ 34,552           6.8%
      AAA..............................................................      298,706          58.8
      AA...............................................................       62,278          12.3
      A................................................................       52,770          10.4
      BBB..............................................................       28,333           5.6
      Not rated(2).....................................................       31,323           6.1
                                                                            --------         -----
         Total.........................................................     $507,962         100.0%
                                                                            ========         =====

---------------
(1) Current ratings assigned by S&P.

(2) These securities are not rated by S&P, but are rated investment grade by at least one other nationally recognized securities rating agency.

     The Company adopted Financial Accounting Series Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities (the "Implementation Guide"), effective November 30, 1995. Concurrent with the adoption of the Implementation Guide, the Company reassessed the appropriateness of the classification of its securities. In accordance with this reassessment, the Company determined to transfer certain securities from held to maturity to available for sale. This transfer resulted in a net unrealized gain of $1.3 million.

REGULATION

Direct Regulation

     State Regulation

     The Company and its insurance subsidiaries are subject to comprehensive, detailed regulation principally designed for the protection of policyholders, rather than for the benefit of investors, by the insurance departments in the various states where the Company and its insurance subsidiaries are licensed to transact business. Insurance laws vary from state to state, but generally grant broad supervisory powers to agencies or officials to examine insurance companies and enforce rules or exercise discretion affecting almost every significant aspect of the insurance business.

     Insurance regulations relate, among other things, to the licensing of companies to transact business, claims handling, reinsurance requirements, premium rates and policy forms offered to customers, financial statements, periodic reporting, permissible investments and adherence to financial standards relating to surplus, dividends and other criteria of solvency intended to assure the satisfaction of obligations to policyholders.

     Mortgage insurers are generally restricted to writing residential mortgage guaranty insurance business only. This restriction essentially prohibits CMAC from using its capital resources in support of other types of insurance or non-insurance business. The non-insurance businesses of the Company which consist of mortgage insurance related services are not generally subject to regulation under state insurance laws.

     Insurance Holding Company Regulation. All states have enacted legislation that requires each insurance company in an insurance holding company system to register with the insurance regulatory authority of its state of domicile and to furnish to such regulator financial and other information concerning the operations of companies within the holding company system that may materially affect the operations, management or financial condition of insurers within the system.

     Because the Company is an insurance holding company and CMAC, among the other insurance subsidiaries, is a Pennsylvania insurance company, the Pennsylvania insurance laws regulate, among other things, certain transactions in the Company's Common Stock and certain transactions between CMAC, the other insurance subsidiaries and their parent or affiliates. Specifically, no person may, directly or indirectly, offer to acquire or acquire "control" of the Company, CMAC or the other insurance subsidiaries unless such person files a statement and other documents with the Pennsylvania Commissioner of Insurance and obtains the Commissioner's prior approval. The Commissioner may hold a public hearing on the matter. "Control" is presumed to exist if 10% or more of CMAC or another of the Company's insurance subsidiaries' voting securities is owned or controlled, directly or indirectly, by a person, although the Pennsylvania Commissioner of Insurance may find that "control" in fact does or does not exist where a person owns or controls either a lesser or greater amount of securities. In addition, material transactions between CMAC and the Company's other insurance subsidiaries and their parent or affiliates are subject to certain conditions, including that they be "fair and reasonable." These restrictions generally apply to all persons controlling or under common control with CMAC or the Company's other insurance subsidiaries. Certain transactions between the Company's insurance subsidiaries and their parent or affiliates may not be entered into unless the Pennsylvania Commissioner of Insurance is given 30 days prior notification and does not disapprove the transaction during such 30 day period.

     Dividends. The insurance laws of Pennsylvania establish a test limiting the maximum amount of dividends which may be paid without prior approval by the Pennsylvania Insurance Commissioner. Under such test, CMAC may pay dividends during any 12-month period in an amount equal to the greater of: (i) 10% of the preceding year-end statutory policyholders' surplus or (ii) the preceding year's statutory net income. In accordance with such restrictions, $75.3 million would be available for dividends in 1997. In addition, an amendment to the Pennsylvania statute, effective in 1994, requires that dividends and other distributions be paid out of an insurer's unassigned surplus. Because of the unique nature of the method of accounting for contingency reserves, CMAC has negative unassigned surplus. Thus, prior approval by the Pennsylvania Insurance commissioner is required for CMAC to pay dividends or make other distributions so long as CMAC has negative unassigned surplus. The Pennsylvania Insurance Commissioner has approved all dividend payments by CMAC since the passage of this amendment, and the Insurance Department has given management assurance that approval for such distributions will be granted in the future, provided that the financial condition of CMAC does not materially change. The State of California has a statute requiring mortgage insurers to pay dividends or make other distributions out of unassigned surplus. CMAC and the California Department of Insurance have reached an understanding under which CMAC will be able to pay dividends or make other distributions to the Company provided that the financial condition of CMAC does not materially change.

     Risk to Capital. A number of states and Freddie Mac limit a private mortgage insurer's risk in force to 25 times the insurer's total policyholders' surplus (which includes the statutory contingency reserve), commonly known as the "risk-to-capital" requirement. As of December 31, 1996, CMAC's risk-to-capital ratio was 18.4 to 1, versus 17.8 to 1 in 1995.

     Reserves. For statutory reporting, each year CMAC is required to provide for additions to the contingency loss reserve in an amount equal to 50% of earned premiums. Such amounts cannot be withdrawn for a period of 10 years except under certain circumstances. The contingency loss reserve, designed to be a reserve against catastrophic losses, essentially restricts dividends and other distributions by CMAC. Prior to 1995, CMAC had included the contingency reserve as a component of policyholders' surplus. The Pennsylvania Insurance Department has determined that the contingency reserve should be classified as a liability in the statutory balance sheet rather than as a component of policyholders' surplus. In response to this determination, commencing in January 1995, CMAC began classifying the contingency reserve as a liability. At December 31, 1996, CMAC had policyholders' surplus of $142.1 million and a contingency reserve of $280.5 million.

     Premium Rates and Policy Forms. CMAC's premium rates and policy forms are subject to regulation in every state in which it is licensed to transact business in order to protect policyholders against the adverse effects of excessive, inadequate or unfairly discriminatory rates and to encourage competition in the insurance marketplace. In most states, premium rates and policy forms must be filed prior to their use. In some states, such rates and forms must also be approved prior to use. Changes in premium rates are subject to justification, generally on the basis of the insurer's loss experience, expenses and future trend analysis. The general default experience in the mortgage insurance industry may also be considered.

     Reinsurance. Certain restrictions apply under the laws of several states to any licensed company ceding business to an unlicensed reinsurer. Under such laws, if a reinsurer is not admitted or approved in such states, the company ceding business to the reinsurer cannot take credit in its statutory financial statements for the risk ceded to such reinsurer absent compliance with certain reinsurance security requirements. In addition, several states also have special restrictions on mortgage guaranty insurance. Also, several states limit the amount of risk a mortgage insurer may retain with respect to coverage on an insured loan to 25% of the insured's claim amount. Coverage in excess of 25% (i.e., deep coverage) must be reinsured.

     Examination. The Company's insurance subsidiaries are subject to examination of their affairs by the insurance departments of each of the states in which they are licensed to transact business.

     Federal Regulation

     RESPA. The origination or refinance of a federally related mortgage loan is a settlement service, and therefore subject to the Real Estate Settlement Practices Act of 1974, and the regulations promulgated thereunder (collectively, "RESPA"). In December 1992, new regulations were issued which made clear that mortgage insurance is also a settlement service, and therefore, that mortgage insurers are subject to provisions of Section 8(a) of RESPA, which generally prohibits persons from accepting anything of value for referring real estate settlement services to any provider of such services. Although many states prohibit mortgage insurers from giving rebates, RESPA has been interpreted to cover many non-fee services as well. HUD's interest in pursuing violations of RESPA has increased awareness of both mortgage insurers and their customers of the possible sanctions of this law.

     HMDA. Most originators of mortgage loans are required to collect and report data relating to a mortgage loan applicant's race, nationality, gender, marital status and census tract to HUD or the Federal Reserve under the Home Mortgage Disclosure Act of 1975 ("HMDA"). The purpose of HMDA is to detect possible discrimination in home lending and, through disclosure, to discourage such discrimination. Mortgage insurers are not required pursuant to any law or regulation to report HMDA data, although under the laws of several states, mortgage insurers are currently prohibited from discriminating on the basis of certain classifications.

     The active mortgage insurers, through their trade association, Mortgage Insurance Companies of America ("MICA"), have entered into an agreement with the Federal Financial Institutions Examinations Council ("FFIEC") to report the same data on loans submitted for insurance as is required for most mortgage lenders under

HMDA. The first report of HMDA-type data was collected by MICA from its members for the fourth quarter of 1993 and reported to the FFIEC in the first quarter of 1994. Subsequent reports of HMDA-type data for the mortgage insurance industry were submitted by MICA to the FFIEC in March 1995 and 1996. Management is not aware of any pending or expected actions by governmental agencies in response to the reports submitted by MICA to the FFIEC.

     From time to time, proposals have been advanced in Congress which would permit or require cancellation of mortgage insurance under certain conditions. No prediction can be made as to the eventual disposition of such proposals by Congress or the impact of any such legislation on the mortgage insurance industry.

     Other Direct Regulation

     Fannie Mae and Freddie Mac. As the most significant purchasers and sellers of conventional mortgage loans and beneficiaries of private mortgage insurance, Freddie Mac and Fannie Mae impose requirements on private mortgage insurers in order for such insurers to be eligible to insure loans sold to such agencies. Freddie Mac's current eligibility requirements impose limitations on the type of risk insured, standards for the geographic and customer diversification of risk, procedures for claims handling, acceptable underwriting practices and financial requirements which generally mirror state insurance regulatory requirements. These requirements are subject to change from time to time. Fannie Mae also has eligibility requirements, although such requirements are not published. CMAC is an approved mortgage insurer for both Freddie Mac and Fannie Mae.

     Legislation has been passed which reforms the oversight of Fannie Mae and Freddie Mac. This legislation requires Fannie Mae and Freddie Mac to conduct a study that would examine, among other topics, whether the underwriting standards used by private mortgage insurers inhibit the purchase of mortgages on homes located in mixed-use, urban center and predominantly minority neighborhoods or on homes occupied by low or moderate income families. It is possible that such a study could lead to legislation that could prohibit private mortgage insurers, including CMAC, from using certain geographically-based underwriting restrictions and practices on loans insured and sold to Fannie Mae and Freddie Mac.

     In 1995, Freddie Mac and Fannie Mae began to require deeper coverage on certain loans with LTV ratios greater than 85%. The Company believes that this deeper coverage will not have a material effect on its financial results, although premiums earned and the provision for losses will increase and the risk-to-capital ratio will be higher as a result of the increase in risk.

     In 1995, CMAC issued a new Master Policy which applies to all business written after June 1, 1995. Changes in the terms include a broader scope of coverage for certain environmental and bankruptcy related claims, and somewhat more limited rights to reject claim payments, neither of which the Company believes will have a material adverse effect on CMAC's operations or financial results. The new Master Policy has been approved by Fannie Mae and Freddie Mac, as well as by all states which require approval of policy forms.

Indirect Regulation

     The Company and CMAC are also indirectly, but significantly, impacted by regulations affecting originators and purchasers of mortgage loans, particularly Freddie Mac and Fannie Mae, and regulations affecting governmental insurers such as the FHA and VA. Private mortgage insurers, including CMAC, are highly dependent upon federal housing legislation and other laws and regulations which affect the demand for private mortgage insurance and the housing market generally. For example, legislation which increases the number of persons eligible for FHA or VA mortgages could have a material adverse effect on the Company's ability to compete with the FHA or VA.

     President Clinton's proposed budget for fiscal year 1998 includes a proposal that would raise the FHA single-family loan limit to as much as $214,600, matching the limits for Fannie Mae and Freddie Mac new loan purchases. The Company cannot predict when or if such a proposal will be adopted, but if adopted, demand for private mortgage insurance may be adversely affected.

     Proposals have been advanced which would allow Fannie Mae and Freddie Mac additional flexibility in determining the amount and nature of alternative recourse arrangements or other credit enhancements which they could utilize as substitutes for private mortgage insurance. The Company cannot predict if or when any of the foregoing legislation or proposals will be adopted, but if adopted and depending upon the nature and extent of revisions made, demand for private mortgage insurance may be adversely affected. There can be no assurance that other federal laws affecting such institutions and entities will not change, or that new legislation or regulations will not be adopted. In addition, Fannie Mae and Freddie Mae have entered into, and may in the future seek to enter into, alternative recourse arrangements or other credit enhancements based on their existing legislative authority.

     Proposed legislation has been introduced in both houses of Congress which, if enacted, could require the automatic cancellation of mortgage insurance certificates upon the occurrence of specified events. Such bills are currently under consideration in committees, and it is unclear whether the triggering event will be the reduction of the LTV ratio to a specified level, the aging of the loan for a specified number of years, or some combination. Bills intending to accomplish the same result have also been introduced in several state legislatures. Additionally, Fannie Mae has indicated its intention to issue guidelines to its seller/servicers which would require the automatic cancellation of mortgage insurance with similar triggering parameters. The Company cannot predict if or when any of the foregoing legislation or guidelines will be adopted or effective, but if adopted, and depending upon the nature and extent of the cancellation parameters required, the persistency of insured loans could be adversely affected. The Company feels that any possible outcome will have an immaterial impact on CMAC's insured book of business and on the Company's financial results.

     Political and monetary pressures to reduce the nation's budget deficit could, among other things, result in the partial or entire loss of the U.S. federal income tax deduction for mortgage loan interest, which could result in downward pressure on housing prices. Any reduction or loss of such deduction could reduce the volume of low down payment mortgages originated and private mortgage insurance written and adversely impact mortgage default patterns, and would materially affect the Company's business.

     There can be no assurance that the above-mentioned federal laws and regulations or other federal laws and regulations affecting lenders, private and governmental mortgage insurers, or purchasers of insured mortgage loans, will not be amended, or that new legislation or regulations will not be adopted, in either case in a manner which will adversely affect the demand for private mortgage insurance.

EMPLOYEES

     At December 1996, CMAC had 512 employees, of which approximately one-third were located at its Philadelphia headquarters facility. CMAC's employees are not unionized and management considers employee relations to be very good.

ITEM 2.  PROPERTIES

     The Company leases approximately 59,000 square feet for its corporate headquarters in Philadelphia under leases which expire in 2003. In addition, CMAC leases regional and branch office space in various cities throughout the United States comprising approximately 50,000 square feet under leases expiring between 1997 and 2001. With respect to all facilities, the Company believes it will be able to obtain satisfactory lease renewal terms.

     The Company believes its existing properties are well utilized and are suitable and adequate for its present circumstances.

     The Company maintains a mini-computer network from its corporate data center located in its headquarters building to support its data processing requirements for accounting, claims, marketing, risk management, underwriting and non-insurance operations. The Company has back-up procedures in place and has developed and successfully tested a comprehensive disaster recovery plan to be used in the event of emergency situations.

ITEM 3.  LEGAL PROCEEDINGS

     The Internal Revenue Service ("IRS") had asserted a federal income tax deficiency attributable to CMAC for the tax years 1983-1985. The IRS has taken the position that CMAC must defer deductions for incurred losses until the time that the insured lender takes title to the mortgaged property. CMAC protested the deficiency on the grounds that a loss is incurred, and unpaid loss reserves may be established, at the time that a borrower's loan is in default. As part of a global settlement with the IRS to close out those tax years which were under audit, Reliance agreed to the disallowance of the loss reserve deductions that CMAC had taken. Within the context of a tax indemnification agreement between the Company and Reliance, there was no effect on the financial statements of the Company. Subsequent tax years may involve the same issue. The United States Tax Court held in favor of the IRS on this issue with respect to a different taxpayer, but this decision was reversed by the United States Court of

Appeals for the Seventh Circuit. Based on the Court of Appeals' decision, the Company believes that CMAC will prevail on this industry-wide issue.

     CMAC is involved in certain other litigation arising in the normal course of its business. CMAC is contesting the allegations in each pending action and believes, based on current knowledge and after consultation with counsel, that the outcome of such litigation will not have a material adverse effect on the Company's consolidated financial position and results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of 1996 to a vote of holders of the Company's common stock.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Information with respect to this item is included on page 31 of the Company's 1996 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     The information set forth in the tables on page 12 of the Company's 1996 Annual Report to Stockholders under the caption "Selected Financial and Statistical Data" is hereby incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information set forth on pages 27 through 29 in the Company's 1996 Annual Report to Stockholders under the caption "Management's Discussion and Analysis" is hereby incorporated by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated statements of income, of common stockholders' equity and of cash flows for each of the years in the three-year period ended December 31, 1996, and the related consolidated balance sheets of the Company as of December 31, 1996 and 1995, together with the related notes thereto and the independent auditors' report, as well as the unaudited quarterly financial data, all set forth on pages 13 through 26 of the Company's 1996 Annual Report to Stockholders, are hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information on the directors and executive officers of the Registrant is included in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders, and is hereby incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     This information is included in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders, and is hereby incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     This information is included in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders, and is hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     This information is included in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders, and is hereby incorporated by reference.

                                    PART IV

ITEM 14.  FINANCIAL STATEMENT SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K

     (a) 1. Financial statements -- The financial statements listed in the accompanying Index to Consolidated Financial Statements and Financial Statement Schedules are filed as part of this Form 10-K.

        2. Financial statement schedules -- The financial statement schedules listed in the accompanying Index to Consolidated Financial Statements and Financial Statement Schedules are filed as part of this Form 10-K.

        3. Exhibits -- The exhibits listed in the accompanying Index to Exhibits are filed as part of this Form 10-K.

     (b) Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended December 31, 1996.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES
                              (ITEMS 14(a)1 and 2)

                                                                                     PAGE
                                                                            -----------------------
                                                                                         ANNUAL
                                                                            FORM        REPORT TO
                                                                            10-K      STOCKHOLDERS*
                                                                            -----     -------------
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated balance sheets at December 31, 1996 and 1995.................     --            13
Consolidated statements of income for each of the three years in the
  period ended December 31, 1996..........................................     --            14
Consolidated statements of changes in common stockholders' equity for each
  of the three years in the period ended December 31, 1996................     --            15
Consolidated statements of cash flows for each of the three years in the
  period ended December 31, 1996..........................................     --            16
Notes to consolidated financial statements................................     --         17-25
Independent auditors' report..............................................     --            26
FINANCIAL STATEMENT SCHEDULES
Independent auditors' report on financial statement schedules.............     22            --
     Schedule I -- Summary of investments -- other than investments in
      related parties (December 31, 1996).................................     23            --
     Schedule III -- Condensed financial information of Registrant
      (December 31, 1996).................................................  24-28            --
     Schedule VI -- Reinsurance (December 31, 1996).......................     29            --

     All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements and notes thereto.
---------------
* Incorporated by reference from the indicated pages of the 1996 Annual Report to Stockholders.

                               INDEX TO EXHIBITS
                                 (ITEM 14(a)3)

  EXHIBIT
  NUMBER                                             EXHIBIT
  -------         ------------------------------------------------------------------------------
     3.1      --  Amended and restated Certificate of Incorporation of the Company.(2)(Exhibit
                  3.1)
     3.2      --  Amended and restated by-laws of the Company.(4)(Exhibit 3.2)
     4.1      --  Specimen certificate for Common Stock.(1)(Exhibit 4.1)
     4.2      --  Certificate of Designations relating to $4.125 Preferred Stock of the
                  Company.(2)(Exhibit 4.2)
     4.3      --  Specimen certificate for $4.125 Preferred Stock of the Company.(1)(Exhibit
                  4.3)
     4.4      --  Standstill and Voting Agreement dated October 27, 1992 between the Company and
                  Reliance Group Holdings, Inc.(2)(Exhibit 4.4)
    10.1      --  Service Agreement dated July 20, 1992, between Commonwealth Mortgage Assurance
                  Company and Commonwealth Land Title Insurance Company.(1)(Exhibit 10.1)
    10.2      --  Amended Sublease Agreement dated June 15, 1993, between Commonwealth Mortgage
                  Assurance Company and Commonwealth Land Title Insurance Company.(3)(Exhibit
                  10.2)
    10.3      --  Tax Indemnification Agreement dated October 28, 1992 among the Company,
                  Commonwealth Land Title Insurance Company, Reliance Insurance Company and
                  Reliance Group Holdings, Inc.(2)(Exhibit 10.3)
    10.4      --  Tax Allocation Agreement dated as of April 1, 1992, among Reliance Insurance
                  Company and certain of its subsidiaries, including Commonwealth Mortgage
                  Assurance Company.(1)(Exhibit 10.4)
    10.5      --  Employment Agreement dated August 1, 1992, between the Company and Herbert
                  Wender.(1)(6)(Exhibit 10.5)
    10.6      --  Form of Change of Control Agreement dated January 25, 1995, between the
                  Company and each of Frank P. Filipps, Douglas J. MacLeod, Harry A. Levine,
                  Paul F. Fischer, C. Robert Quint, and Thomas J. Shelly, Jr. (5)(6)(Exhibit
                  10.6)
    10.8      --  CMAC Investment Corporation Pension Plan.(2)(6)(Exhibit 10.8)
    10.9      --  CMAC Investment Corporation Savings Incentive Plan, as amended and restated
                  through January 1, 1994.(5)(6) (Exhibit 10.9)
    10.10     --  CMAC Investment Corporation 1992 Stock Option Plan as amended as of January 1,
                  1995. (5)(6)(Exhibit 10.10)
    10.11     --  CMAC Investment Corporation Equity Compensation Plan. (5)(6)(Exhibit 10.11)
    10.12     --  Purchase Agreement dated October 29, 1992 between the Company and Commonwealth
                  Land Title Insurance Company regarding $4.125 Preferred Stock.(2)(Exhibit
                  10.14)
    10.13     --  Registration Rights Agreement dated October 27, 1992 between the Company and
                  Commonwealth Land Title Insurance Company.(2)(Exhibit 10.15)
    10.14     --  Form of Commonwealth Mortgage Assurance Company Master Policy.(1)(Exhibit
                  10.16)
    10.15     --  Risk-to-Capital Ratio Maintenance Agreement between the Company and
                  Commonwealth Mortgage Assurance Company regarding matters relating to Moody's financial strength rating as amended through October 22, 1993.(3) (Exhibit
                  10.15)
    10.16     --  Reserve Account Agreement dated August 14, 1992, between the Company and
                  Commonwealth Mortgage Assurance Company regarding $4.125 Preferred
                  Stock.(1)(Exhibit 10.18)
    10.17     --  First Layer Binder of Reinsurance, effective March 1, 1992, among Commonwealth
                  Mortgage Assurance Company, Commonwealth Mortgage Assurance Company of
                  Arizona, AXA Reinsurance SA. (1) (Exhibit 10.19)
    10.18     --  Capital Mortgage Reinsurance Company Variable Quota Share Reinsurance
                  Agreement, effective January 1, 1994, between Commonwealth Mortgage Assurance
                  Company and its affiliates and Capital Mortgage Reinsurance Company.(4)
                  (Exhibit 10.19)
    10.19     --  Capital Reinsurance Company Reinsurance Agreement, effective January 1, 1994, between Commonwealth Mortgage Assurance Company and Capital Reinsurance
                  Company.(4) (Exhibit 10.20)

  EXHIBIT
  NUMBER                                             EXHIBIT
  -------         ------------------------------------------------------------------------------
    10.20     --  Capital Mortgage Reinsurance Company Variable Quota Share Reinsurance
                  Agreement, effective January 1, 1995, between Commonwealth Mortgage Assurance
                  Company and its affiliates and Capital Mortgage Reinsurance Company.
                  (5)(Exhibit 10.20)
   *10.21     --  Capital Mortgage Reinsurance Company Variable Quota Share Reinsurance
                  Agreement, effective January 1, 1996, between Commonwealth Mortgage Assurance
                  Company and its affiliates and Capital Mortgage Reinsurance Company.
    10.22     --  Amended form of Commonwealth Mortgage Assurance Company Master Policy,
                  effective June 1, 1995.(4)(Exhibit 10.22)
    10.23     --  Employment Agreement, dated December 30, 1994, between the Company and James
                  C. Miller. (4)(6) (Exhibit 10.21)
   *11.1      --  Statement re: computation of per share earnings.
   *13.1      --  1996 Annual Report of the Company to Stockholders. Except to the extent incorporated in this Annual Report on 10-K, this Exhibit is not being "filed"
                  for purposes of Section 18 of the Securities Exchange Act of 1934 or
                  otherwise.
    22.1      --  Subsidiaries of the Company.(1)(Exhibit 22.1)
   *24.1      --  Consent of Deloitte & Touche.

---------------
  * Filed herewith.

(1) Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit in the Registrant's Registration Statement on Form S-1 filed August 24, 1992 and amendments thereto (File No. 33-51188).

(2) Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit in the Registrant's Annual Report on Form 10-K filed March 30, 1993.

(3) Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit in the Registrant's Annual Report on Form 10-K filed March 30, 1994.

(4) Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit in the Registrant's Annual Report on Form 10-K filed March 30, 1995.

(5) Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit in the Registrant's Annual Report on Form 10-K filed March 29, 1996.

(6) Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 1997.

                                          CMAC Investment Corporation

                                          By: /s/      FRANK P. FILIPPS
                                            ------------------------------------
                                            Frank P. Filipps
                                            (principal executive officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 31, 1997 by the following persons on behalf of the registrant and in the capacities indicated.

                   NAME                                            TITLE
------------------------------------------    -----------------------------------------------

            /s/ HERBERT WENDER                      Chairman of the Board and Director
------------------------------------------
              Herbert Wender

           /s/ FRANK P. FILIPPS                    President and Chief Executive Officer
------------------------------------------
             Frank P. Filipps

           /s/ C. ROBERT QUINT                Senior Vice President, Chief Financial Officer
------------------------------------------            (principal accounting officer)
             C. Robert Quint

           /s/ DAVID C. CARNEY                                   Director
------------------------------------------
             David C. Carney

     /s/ CLAIRE M. FAGIN, PH.D., R.N.                            Director
------------------------------------------
       Claire M. Fagin, Ph.D., R.N.

          /s/ JAMES W. JENNINGS                                  Director
------------------------------------------
            James W. Jennings

           /s/ JAMES C. MILLER                                   Director
------------------------------------------
             James C. Miller

           /s/ RONALD W. MOORE                                   Director
------------------------------------------
             Ronald W. Moore

          /s/ ROBERT W. RICHARDS                                 Director
------------------------------------------
            Robert W. Richards

         /s/ ANTHONY W. SCHWEIGER                                Director
------------------------------------------
           Anthony W. Schweiger

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
CMAC Investment Corporation
Philadelphia, Pennsylvania

     We have audited the consolidated financial statements of CMAC Investment Corporation and subsidiaries (the "Company") as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated January 21, 1997; such consolidated financial statements and report are included in your 1996 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedules of CMAC Investment Corporation and subsidiaries, listed in Item 14. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

Philadelphia, Pennsylvania
January 21, 1997

                          CMAC INVESTMENT CORPORATION

                                   SCHEDULE I
      SUMMARY OF INVESTMENTS -- OTHER THAN INVESTMENTS IN RELATED PARTIES
                               DECEMBER 31, 1996

                                                                                          AMOUNT
                                                                                         AT WHICH
                                                                                         SHOWN ON
                                                             AMORTIZED      MARKET      THE BALANCE
TYPE OF INVESTMENT                                             COST         VALUE          SHEET
-----------------------------------------------------------  ---------     --------     -----------
                                                                         (in thousands)
Fixed Maturities:
  Bonds:
     United States government and government agencies and
       authorities.........................................  $  33,875     $ 34,965      $  34,552
     State and municipal obligations.......................    378,099      394,065        378,099
     Redeemable preferred stock............................     91,841       95,311         95,311
                                                              --------     --------       --------
Total fixed maturities.....................................    503,815      524,341        507,962
Short-term investments.....................................      5,196        5,196          5,196
                                                              --------     --------       --------
Total investments other than investments in related
  parties..................................................  $ 509,011     $529,537      $ 513,158
                                                              ========     ========       ========

                          CMAC INVESTMENT CORPORATION

         SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            CONDENSED BALANCE SHEETS
                              PARENT COMPANY ONLY

                                                                              DECEMBER 31
                                                                         ---------------------
                                                                           1996         1995
                                                                         --------     --------
                                                                            (in thousands)
Assets
  Investments
     Fixed maturities held to maturity -- at amortized cost............  $  9,713     $  9,694
     Short-term investments............................................       491          495
  Cash.................................................................        52          224
  Investment in subsidiaries, at equity in net assets..................   387,014      324,642
  Federal income taxes.................................................       286          818
  Accounts receivable -- affiliates....................................        --        3,254
  Other assets.........................................................       247          175
                                                                         --------     --------
                                                                         $397,803     $339,302
                                                                         ========     ========
Liabilities and Stockholders' Equity
  Accounts payable -- affiliates.......................................  $    973     $     --
  Accounts payable -- other............................................        73          273
  Other liabilities....................................................       413          413
                                                                         --------     --------
                                                                            1,459          686
                                                                         --------     --------
Preferred stockholder's equity
  Redeemable preferred stock, par value $.001 per share; 800,000 shares
     issued and outstanding at redemption value........................    40,000       40,000
                                                                         --------     --------
Common stockholders' equity
  Common stock, par value $.001 per share; 80,000,000 shares authorized; 22,395,124 and 11,129,617 shares, respectively, issued
     and outstanding...................................................        22           11
  Additional paid-in capital...........................................   176,431      163,665
  Retained earnings....................................................   177,195      131,816
  Net unrealized gain on investments, net of tax.......................     2,696        3,124
                                                                         --------     --------
                                                                          356,344      298,616
                                                                         --------     --------
                                                                         $397,803     $339,302
                                                                         ========     ========

                            See supplementary notes.

                          CMAC INVESTMENT CORPORATION

         SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         CONDENSED STATEMENTS OF INCOME
                              PARENT COMPANY ONLY

                                                                    YEAR ENDED DECEMBER 31
                                                                -------------------------------
                                                                 1996        1995        1994
                                                                -------     -------     -------
                                                                        (in thousands)
Revenues
  Equity in undistributed net income of subsidiaries..........  $62,800     $45,284     $36,097
  Dividends received from subsidiaries........................       --       6,000       6,000
  Net investment income.......................................      776         790         104
                                                                -------     -------     -------
                                                                 63,576      52,074      42,201
                                                                -------     -------     -------
Expenses
  Operating expenses..........................................    1,693       1,543       1,849
                                                                -------     -------     -------
Pretax income.................................................   61,883      50,531      40,352
Income tax benefit............................................      338         273         777
                                                                -------     -------     -------
Net income....................................................  $62,221     $50,804     $41,129
                                                                =======     =======     =======

                            See supplementary notes.

                          CMAC INVESTMENT CORPORATION

         SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       CONDENSED STATEMENTS OF CASH FLOWS
                              PARENT COMPANY ONLY

                                                                   YEAR ENDED DECEMBER 31
                                                             ----------------------------------
                                                               1996         1995         1994
                                                             --------     --------     --------
                                                                       (in thousands)
Cash flows from operating activities
  Net income...............................................  $ 62,221     $ 50,804     $ 41,129
  Adjustments to reconcile net income to net cash provided
     by operating activities
     Losses on sales of investments........................        --           --          548
     Equity in undistributed net income of subsidiaries....   (62,800)     (45,284)     (36,097)
     Increase (decrease)in federal income taxes............       532          271       (1,116)
     Net change in other assets, accounts payable and other
       liabilities.........................................     3,955       (3,495)        (780)
                                                             --------     --------     --------
Net cash provided by operating activities..................     3,908        2,296        3,684
                                                             --------     --------     --------
Cash flows from investing activities
  Proceeds from sales of investments available for sale....        --           --        2,113
  Proceeds from sales of investments held to maturity......        --           --        7,388
  Purchases of investments held to maturity................        --           --       (9,674)
  Sales (purchases) of short-term investments -- net.......         4           35         (530)
  Other....................................................       (19)         (18)         (39)
                                                             --------     --------     --------
Net cash (used in) provided by investing activities........       (15)          17         (742)
                                                             --------     --------     --------
Cash flows from financing activities
  Dividends paid...........................................    (5,646)      (5,511)      (5,494)
  Proceeds from issuance of common stock...................     1,581        3,274          496
                                                             --------     --------     --------
Net cash used in financing activities......................    (4,065)      (2,237)      (4,998)
                                                             --------     --------     --------
(Decrease)increase in cash.................................      (172)          76       (2,056)
Cash, beginning of year....................................       224          148        2,204
                                                             --------     --------     --------
Cash, end of year..........................................  $     52     $    224     $    148
                                                             ========     ========     ========

                            See supplementary notes.

                          CMAC INVESTMENT CORPORATION

         SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              PARENT COMPANY ONLY
                              SUPPLEMENTARY NOTES

NOTE A

     The accompanying Parent Company financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements appearing on pages 13 through 26 of the CMAC Investment Corporation 1996 Annual Report to Stockholders.

NOTE B

     CMAC Investment Corporation (the "Company") was incorporated in December 1991 in order to hold the capital stock of Commonwealth Mortgage Assurance Company ("CMAC"). In the fourth quarter of 1992, a merger among controlled subsidiaries of CMAC was consummated with the effect that the Company acquired all of the outstanding stock of CMAC, and CMAC's sole stockholder, Commonwealth Land Title Insurance Company ("Commonwealth"), an indirect wholly owned subsidiary of Reliance Group Holdings, Inc., acquired all of the outstanding capital stock of the Company.

     In the fourth quarter of 1992, the initial public offering of the Company's common stock (the "Offering") was consummated. In the Offering, Commonwealth sold all of the 7,000,000 shares owned by it, and the Company issued and sold 3,950,000 shares. In addition, the Company issued and sold 800,000 shares of $4.125 Preferred Stock to Commonwealth. Aggregate proceeds to the Company from the sale of common stock were approximately $67,200,000 and from the sale of preferred stock were $40,000,000.

     The preferred stock, issued in connection with the Offering, is entitled to cumulative annual dividends of $4.125 per share, payable quarterly in arrears. The preferred stock is redeemable at the option of the Company at $54.125 per share on or after August 15, 2002, and declining to $50.00 per share on or after August 15, 2005 (plus in each case accumulated and unpaid dividends), or is subject to a mandatory redemption at a redemption price of $50.00 per share plus accumulated and unpaid dividends based upon specified annual sinking fund requirements from 2002 to 2011.

     The Company is a holding company whose principal source of income is dividends from CMAC. The ability of CMAC to pay dividends on its common stock is restricted by certain provisions of the insurance laws of the Commonwealth of Pennsylvania, its state of domicile. The insurance laws of Pennsylvania establish a test limiting the maximum amount of dividends which may be paid by an insurer without prior approval by the Pennsylvania Insurance Commissioner. Under such test, CMAC may pay dividends during any 12-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders' surplus or (ii) the preceding year's statutory net income. In accordance with such restrictions, $75,334,000 would be available for dividends in 1997. In addition, an amendment to the Pennsylvania statute, effective in 1994, requires that dividends and other distributions be paid out of an insurer's unassigned surplus. Because of the unique nature of the method of accounting for contingency reserves, CMAC has negative unassigned surplus. Thus, prior approval by the Pennsylvania Insurance Commissioner is required for CMAC to pay dividends or make other distributions so long as CMAC has negative unassigned surplus. The Pennsylvania Insurance Commissioner has approved all dividend payments by CMAC since the passage of this amendment and the Insurance Department has given management assurance that approvals for such distributions will be granted in the future, provided that the financial condition of CMAC does not materially change.

     The State of California has a statute requiring mortgage insurers to pay dividends or make other distributions out of unassigned surplus. CMAC and the California Department of Insurance have reached an understanding under which CMAC will be able to pay dividends or make other distributions to the Company, provided that the financial condition of CMAC does not materially change.

     In addition, CMAC's current excess of loss reinsurance arrangement prohibits the payment of any dividend which would have the effect of reducing its total policyholders' surplus (which includes contingency

                          CMAC INVESTMENT CORPORATION

         SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              PARENT COMPANY ONLY
                        SUPPLEMENTARY NOTES (CONTINUED)

reserve) below $85,000,000. As of December 31, 1996, CMAC's total policyholders' surplus was $422,588,000.

     The Company and CMAC have entered into an agreement pursuant to which the Company has agreed to establish and, for so long as any shares of $4.125 Preferred Stock remain outstanding, maintain a reserve account in an amount equal to three years of dividend payments on the outstanding shares of $4.125 Preferred Stock (currently $9.9 million), and not to pay dividends on the common stock at any time when the amount in the reserve account is less than three years of dividend payments on the shares of $4.125 Preferred Stock then outstanding. This agreement between the Company and CMAC provides that the holders of the $4.125 Preferred Stock are entitled to enforce the agreement's provisions as if such holders were signatories to the agreement.

     The Company may not pay any dividends on shares of common stock unless the Company has paid all accrued dividends on and has complied with all sinking fund and redemption obligations relating to its outstanding shares of $4.125 Preferred Stock.

NOTE C

     On October 15, 1996, the Board of Directors authorized a stock split, paid on December 2, 1996, in the form of a dividend of one additional share of the Company's common stock for each share owned by stockholders of record on November 7, 1996. The dividend was accounted for as a two-for-one stock split and par value remained at $.001 per share.

     Accordingly, all references to common share and per-share data have been adjusted to give effect to the stock split.

                          CMAC INVESTMENT CORPORATION

                           SCHEDULE VI -- REINSURANCE
                       MORTGAGE INSURANCE PREMIUMS EARNED
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                  ASSUMED                   PERCENTAGE
                                                   CEDED TO        FROM                     OF AMOUNT
                                       GROSS         OTHER         OTHER         NET         ASSUMED
                                       AMOUNT      COMPANIES     COMPANIES      AMOUNT        TO NET
                                      --------     ---------     ---------     --------     ----------
                                                       (in thousands)
1996................................  $203,042      $15,268        $ 147       $187,921        0.08%
                                      ========      =======         ====       ========
1995................................  $145,139      $ 8,185        $ 180       $137,134        0.13%
                                      ========      =======         ====       ========
1994................................  $110,780      $ 4,886        $ 229       $106,123        0.22%
                                      ========      =======         ====       ========

                                     (LOGO)
           This document has been printed entirely on recycled paper.

                                 EXHIBIT INDEX
              EXHIBITS, INCLUDING THOSE INCORPORATED BY REFERENCE.

         The following is a list of exhibits filed as part of this Annual Report on Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses. The page numbers listed refer to the page numbers where such exhibits are located using the sequential numbering system specified by Rules 0-3 and 403.

EXHIBIT
NUMBER                              EXHIBIT                                PAGE
------                              -------                               ------

  3.1 Amended and restated Certificate of Incorporation of the Company.(2)(Exhibit 3.1)

  3.2          Amended and restated by-laws of the Company. (4)
               (Exhibit 3.2)

  4.1          Specimen certificate for Common Stock.(1)(Exhibit 4.1)

  4.2          Certificate of Designations relating to
               $4.125 Preferred Stock of the Company.(2)(Exhibit 4.2)

  4.3 Specimen certificate for $4.125 Preferred Stock of the Company.(1)(Exhibit 4.3)

  4.4 Standstill and Voting Agreement dated October 27, 1992 between the Company and Reliance Group
               Holdings, Inc.(2)(Exhibit 4.4)

 10.1          Service Agreement dated July 20, 1992, between
               Commonwealth Mortgage Assurance Company and
               Commonwealth Land Title Insurance
               Company.(1)(Exhibit 10.1)

 10.2 Amended Sublease Agreement dated June 15, 1993, between Commonwealth Mortgage Assurance Company and Commonwealth Land Title Insurance
               Company.(3)(Exhibit 10.2)

 10.3 Tax Indemnification Agreement dated October 28, 1992 among the Company, Commonwealth Land Title Insurance Company, Reliance Insurance Company and Reliance Group Holdings, Inc.(2)(Exhibit 10.3)

 10.4 Tax Allocation Agreement dated as of April 1, 1992, among Reliance Insurance Company and certain of its subsidiaries, including Commonwealth Mortgage
               Assurance Company.(1)(Exhibit 10.4)

 10.5 Employment Agreement dated August 1, 1992, between the Company and Herbert Wender.(1)(6)(Exhibit 10.5)

 10.6 Form of Change of Control Agreement dated January 25, 1995, between the Company and each of Frank P.
               Filipps, Douglas J. MacLeod, Harry A. Levine, Paul
               F. Fischer, C. Robert Quint and Thomas J. Shelly, Jr.
               (5)(6) (Exhibit 10.6)

 10.8          CMAC Investment Corporation Pension Plan.(2)(6)
               (Exhibit 10.8)

 10.9 CMAC Investment Corporation Savings Incentive Plan, as amended and restated through January 1, 1994.(5)(6)(Exhibit 10.9)

 10.10         CMAC Investment Corporation 1992 Stock Option Plan
               as amended as of January 1, 1995. (5)(6)(Exhibit
               10.10)

 10.11         CMAC Investment Corporation Equity Compensation
               Plan. (5)(6)

EXHIBIT
NUMBER                              EXHIBIT                                PAGE
------                              -------                               ------

 10.12         Purchase Agreement dated October 29, 1992 between
               the Company and Commonwealth Land Title Insurance
               Company regarding $4.125 Preferred Stock.(2)(Exhibit
               10.14)

 10.13 Registration Rights Agreement dated October 27, 1992 between the Company and Commonwealth Land Title
               Insurance Company.(2)(Exhibit 10.15)

 10.14         Form of Commonwealth Mortgage Assurance Company
               Master Policy.(1)(Exhibit 10.16)

 10.15 Risk-to-Capital Ratio Maintenance Agreement between the Company and Commonwealth Mortgage Assurance
               Company regarding matters relating to Moody's financial strength rating as amended through October 22, 1993.(3)
               (Exhibit 10.15)

 10.16 Reserve Account Agreement dated August 14, 1992, between the Company and Commonwealth Mortgage
               Assurance Company regarding $4.125 Preferred
               Stock.(1)(Exhibit 10.18)

 10.17 First Layer Binder of Reinsurance, effective March 1, 1992, among Commonwealth Mortgage Assurance Company, Commonwealth Mortgage Assurance Company of Arizona, AXA Reinsurance SA.(1)(Exhibit 10.19)

 10.18 Capital Mortgage Reinsurance Company Variable Quota Share Reinsurance Agreement, effective January 1, 1994, between Commonwealth Mortgage Assurance Company and its affiliates and Capital Mortgage Reinsurance Company. (4)(Exhibit 10.19)

 10.19 Capital Reinsurance Company Reinsurance Agreement, effective January 1, 1994, between Commonwealth
               Mortgage Assurance Company and Capital Reinsurance
               Company.  (4) (Exhibit 10.20)

 10.20         Capital Mortgage Reinsurance Company Variable
               Quota Share Reinsurance Agreement, effective January 1, 1995, between Commonwealth Mortgage Assurance Company and its affiliates and Capital Mortgage Reinsurance Company. (5)(Exhibit 10.20)

*10.21         Capital Mortgage Reinsurance Company Variable
               Quota Share Reinsurance Agreement, effective January 1, 1996, between Commonwealth Mortgage Assurance Company and its affiliates and Capital Mortgage Reinsurance Company.

 10.22         Amended form of Commonwealth Mortgage Assurance
               Company Master Policy, effective June 1, 1995.
               (4)(Exhibit 10.22)

 10.23 Employment Agreement, dated December 30, 1994, between the Company and James C. Miller. (4)(6)(Exhibit 10.21)

*11.1          Statement re: computation of per share earnings.

 *13.1            1996 Annual Report of the Company to Stockholders.
                  Except to the extent incorporated in this Annual Report on 10-K, this Exhibit is not being "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise.

 22.1             Subsidiaries of the Company.(1)(Exhibit 22.1)

*24.1             Consent of Deloitte & Touche.

  *       Filed herewith.

(1) Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit in the Registrant's Registration Statement on Form S-1 filed August 24, 1992 and amendments thereto (File No.
          33-51188).

(2) Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit in the Registrant's Annual Report on Form 10-K filed March 30, 1993.

(3) Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit in the Registrant's Annual Report on Form 10-K filed March 30, 1994.

(4) Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit in the Registrant's Annual Report on Form 10K filed March 30, 1995.

(5) Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit in the Registrant's Annual Report on Form 10-K filed March 29, 1996.

(6) Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.

                                 VARIABLE SHARE
                        QUOTA SHARE REINSURANCE AGREEMENT


REINSURED:                          Commonwealth Mortgage Assurance Company (and
                                    Affiliates)

REINSURER:                          Capital Mortgage Reinsurance Company

EFFECTIVE DATE:                     January 1, 1996

TERM: Continuous from the Effective Date until terminated as provided below.

DEFINITIONS:                        When used in this Agreement, the following
                                    terms shall have the specific meanings shown unless the context of any provision hereof clearly indicates otherwise. Any definitions set forth herein shall (i) include the singular as well as plural, and (ii) all accounting terms involving premium and loss calculations shall have the meanings ascribed to them under statutory accounting principles prescribed or permitted under the laws and regulations of the Commonwealth of Pennsylvania.

                                    "Affiliate" means any insurance company
                                    controlled by, controlling or under common control with the Reinsured or the Reinsurer, as applicable.

                                    "Agreement" means this Variable Share Quota
                                    Share Reinsurance Agreement.

                                    "Losses" means losses paid plus allocated loss adjustment expenses paid by the Reinsured during the Term of this Agreement arising from Covered Business and reported by the Reinsured within its statutory financial statements, net of any salvage in connection therewith. The Reinsured's determination of Losses shall be binding on the Reinsurer.

                                    "Calendar Year" means each whole calendar year, i.e., each January 1 through December 31.

                                    "Calendar Year's Earned Premium" means for any Calendar Year, the amount of gross earned premium allocable to Covered Business and reported by the Reinsured within its statutory financial statement for the particular Calendar Year.

                                    "Calendar Year's Losses" means, for any
                                    Calendar Year, the amount of Losses
                                    allocable to Covered Business and reported by the Reinsured within its year-end statutory financial statement for the particular Calendar Year.

                                    "Calendar Year's Ever to Date Written
                                    Premium" means for any particular Calendar
                                    Year, the aggregate amount of all gross
                                    written premium allocable to Covered
                                    Business reported by the Reinsured within its year-end financial statements for the period from the Underwriting Year through the end of the particular Calendar Year.

                                    "Calendar Year's Ever to Date Covered
                                    Losses" means, for any particular Calendar
                                    Year, the aggregate amount of all Losses reimbursed, or reimbursable by the Reinsurer hereunder, whether under the Calendar Year Variable Quota Share Coverage or the Underwriting Year Excess Coverage, from the Effective Date through the end of the particular Calendar Year.

                                    "Underwriting Year" means the Calendar Year beginning January 1, 1996 and ending December 31, 1996.

                                    "Underwriting Year's Written Premium" means the gross written premium allocable to Covered Business written by the Reinsured during the Underwriting Year.

                                    "Underwriting Year's Net Losses" means the aggregate of all losses allocable to Covered Business minus the amount of such Losses reimbursed, or reimbursable by the Reinsurer pursuant to this Agreement from the Effective Date through the end of a particular Calendar Year.

                                    "Gross Risk in Force" means the aggregate amount of exposure arising from Covered Business calculated by multiplying the unpaid principal balance of each mortgage loan insured by the Reinsured by the coverage percentage for each such loan.

COVERED BUSINESS:                   All primary mortgage guaranty insurance
                                    policies issued by the Reinsured during the Underwriting Year.

EXCLUSIONS:                         (i)     Pool Insurance
                                    (ii)    Reinsurance Assumed

                                    (iii) Any policy issued as a replacement for an outstanding mortgage insurance policy of any entity acquired by the Reinsured.
                                    (iv) Any policy with regard to which the insured under such policy (or its affiliate) provides any insurance or co-insurance (or its functional equivalent) to the Reinsured in connection with such policy.

COVERAGES:                          Calendar Year Variable Quota Share Coverage:
                                    The Reinsurer will assume as reinsurance and be liable for:

                                    (i)   7.5% of the amount of each Calendar
                                          Year's Losses that do not exceed 55%
                                          of such Calendar Year's Earned
                                          Premium.

                                    (ii)  11.25% of the amount of each Calendar
                                          Year's Losses that exceed 55% but are
                                          less than or equal to 180% of such
                                          Calendar Year's Earned Premium.
                                          Provided, however, that for any
                                          Calendar Year in which such Calendar
                                          Year's Losses exceed 55% of such
                                          Calendar Year's Earned Premium, the
                                          Reinsurer shall assume and be liable
                                          for an additional 3.75% of such
                                          Calendar Year's Losses up to 55% of
                                          such Calendar Year's Earned Premium.

                                    (iii) 15% of the amount of each Calendar
                                          Year's Losses that exceed 180% of such
                                          Calendar Year's Earned Premium.

                                    (iv)  100% of the amount of each Calendar
                                          Year's Losses that exceed 85% of the
                                          Reinsured's Gross Risk in Force at the
                                          end of such Calendar Year and are not
                                          covered pursuant to provisions (i)
                                          through (iii) above.

                                    Underwriting Year Excess Coverage: The
                                    Reinsurer will assume as reinsurance and be liable for:

                                    (i)   100% of the Underwriting Year's Net
                                          Losses incurred by the Reinsured
                                          during Calendar Years one through
                                          four, to the extent that 8% of the
                                          Underwriting Year's Written Premium,
                                          plus any unpaid ceding commission,
                                          exceeds the Calendar Year's Ever to
                                          Date Covered Losses at the end of the
                                          fourth Calendar Year of this
                                          Agreement.

                                    (ii)  100% of the Underwriting Year's Net
                                          Losses incurred by the Reinsured
                                          during Calendar Years five through
                                          seven, to the extent that 8% of the
                                          premium allocable to the Underwriting
                                          Year and collected during the first
                                          and second Calendar Years of this
                                          Agreement plus any unpaid ceding
                                          commission, exceeds the Calendar
                                          Year's Ever to Date Covered Losses at
                                          the end of the seventh Calendar Year
                                          of this Agreement.

                                    (iii) 100% of the Underwriting Year's Net
                                          Losses incurred by the Reinsured
                                          through the end of the tenth Calendar
                                          Year of this Agreement, to the extent
                                          that 8% of the premium allocable to
                                          the Underwriting Year, plus any unpaid
                                          ceding commission, exceeds the
                                          Calendar Year's Ever to Date Covered
                                          Losses, at the end of the tenth
                                          Calendar Year of this Agreement.

PREMIUM: The Reinsured shall pay to the Reinsurer a premium (the "Premium") during the Term of this Agreement equal to 15% of the Reinsured's gross written premium allocable to Covered Business during each calendar quarter. The Premium, net of any ceding commission due hereunder, shall be due and payable within thirty (30) days after the end of such calendar quarter and shall be remitted as set forth below.

CEDING
COMMISSION:                         The Reinsurer shall pay to the Reinsured a
                                    ceding commission of thirty-two percent
                                    (32%) of the Premium paid hereunder,
                                    provided, however, that for any Calendar
                                    Year for which such Calendar Year's Losses exceed fifty-five percent (55%) of such Calendar Year's Earned Premium, no ceding commission shall be paid.

LOSS
PAYMENTS:                           Calendar Year Variable Quota Share Coverage

                                    The Reinsurer shall pay to the Reinsured a provisional payment for Losses reinsured under the Calendar Year Variable Quota Share Coverage equal to 7.5% of the amount of the Reinsured's Losses during each calendar quarter during the Term of this Agreement no later than the later of (i) thirty (30) days after the end of such calendar quarter, and
                                    (ii) ten (10) business days following the receipt by the Reinsurer of a schedule setting forth the amount of the Reinsured's Losses during such quarter. Sixty (60) days after the end of each Calendar Year (or any shorter period in the event of a termination) the Reinsured shall prepare and forward to the Reinsurer a loss account showing for such Calendar Year (or shorter period) and the Underwriting Year, all Losses, Written Premium, Earned Premium and Gross Risk in Force. Within ten
                                    (10) days after the Reinsurer's receipt of the loss account for a particular Calendar Year (or shorter period), the Reinsurer and the Reinsured shall transfer funds between them so as to reconcile the difference between (i) the Reinsured's Calendar Year's Losses reimbursed and reimbursable hereunder, and (ii) the sum of the provisional payments for Losses and payments of ceding commissions made by the Reinsurer with respect to the calendar quarters during such Calendar Year (or shorter period).

                                    Underwriting Year Excess Coverage

                                    The Reinsurer shall remit to the Reinsured a provisional payment of any amounts due the Reinsured under the Underwriting Year Excess Coverage on or before the last business day of the fourth, seventh and tenth Calendar Years of this Agreement. The Reinsured shall provide the Reinsurer with a provisional loss account no later than thirty (30) days prior to the end of any such Calendar Year.

                                    Sixty (60) days after the end of the fourth, seventh and tenth Calendar Years of this Agreement, the Reinsured shall prepare and forward to the Reinsurer a loss account showing for such Calendar Year and the Underwriting Year, all Losses, Written Premium, Earned Premium and Gross Risk in Force. Within ten (10) business days after the Reinsurer's receipt of the loss account for the fourth, seventh and tenth Calendar Years, the Reinsurer and the Reinsured shall transfer funds between them so as to reconcile the difference between (i) the Reinsured's Underwriting Year's Net Losses, and (ii) the sum of the provisional payments made by the Reinsurer under the Underwriting Year Excess Coverage with respect to such Calendar Year.

CANCELLATION,
TERMINATION:                        A. This Agreement is non-cancelable by
                                    either party hereto for a period of ten
                                    years from the effective date hereof, except as provided in Section (B) below.

                                    B. Upon the occurrence of one or more of the following events, the Reinsured, upon providing ninety (90) days prior written notice to the Reinsurer, shall have the right to terminate this Agreement on a cut-off basis, providing that such event or events have not been corrected prior to the expiration of such ninety (90) day period:

                                    1. Notice from Standard & Poor's Corporation
                                    ("S&P"), Moody's Investor Services, Inc.
                                    ("Moody's"), or any other nationally
                                    recognized rating agency that rates the
                                    Reinsured, confirmation of which shall be provided to the Reinsurer, that the Reinsured's then-current financial strength or claims-paying rating cannot be maintained because of the reinsurance coverage provided hereunder.

                                    2. Receipt by the Reinsured of written
                                    notice from the Pennsylvania Department of Insurance, or any other regulatory authority, a copy of which notice shall be provided to the Reinsurer, denying to the Reinsured full financial statement credit according to the statutory requirements of the Commonwealth of Pennsylvania or any other jurisdiction in which the failure of the Reinsured to obtain such full financial statement credit would have a material adverse impact on the Reinsured.

                                    3. Each party shall have the right to
                                    terminate this Agreement in the event of any actual or alleged breach or non-performance of a material provision of this Agreement by the other party which is not corrected or cured within thirty (30) days of the receipt by such other party of a written notice specifying the nature of the claimed breach or non-performance.

                                    4. Each party shall have the right to
                                    terminate this Agreement on December 31, 2005 (or any subsequent December 31) by providing at least ninety (90) days prior written notice of its intention to terminate this Agreement.

                                    After a termination cut-off pursuant to this Section, the Reinsurer shall pay to the Reinsured a profit commission equal to (i) 8% of the current Calendar Year's Ever to Date Written Premium, plus (ii) any unpaid ceding commission not paid in any Calendar Year when the Underwriting Year's Ever to Date Covered Losses exceeded fifty-five percent (55%) of such Calendar Year's Earned Premium, minus
                                    (iii) such Calendar Year's ever to Date
                                    Covered Losses.

                                    At any termination of this Agreement, the Reinsurer shall refund to the Reinsured, in addition to any other sums due to the Reinsured hereunder, 14.67% of the Reinsured's ceded unearned premium with respect to Covered Business as of the date of such termination.

FINANCIAL
STATEMENT                           CREDIT: The Reinsurer shall take all steps
                                    necessary for the Reinsured to obtain full financial statement credit according to the statutory requirements of the Commonwealth of Pennsylvania, the State of New York, and any other jurisdiction in which the failure of the Reinsured to obtain such full financial statement credit would have a material adverse impact on the Reinsured.

TRUST
AGREEMENT:                          Upon the execution of this Agreement by the
                                    parties, the Reinsurer shall establish a trust account (the "Trust") for the benefit of the Reinsured at a financial institution and under a trust agreement acceptable to the Reinsured. The Reinsured shall promptly reimburse the Reinsurer for the reasonable and customary fees and expenses of the administration of the Trust.

                                    The payments of Premium (net of any ceding commissions due) by the Reinsured hereunder shall be made in two parts: (i) an amount equal to 14.67% of any Premium shall be remitted directly to the Reinsurer; and (ii) any remaining Premium due, net of any ceding commission, shall be deposited directly into the Trust.

                                    Deposits of Premium into the Trust shall be invested at the discretion of the Reinsurer, provided, however, that at each quarter-end
                                    (i) at least ninety-five percent (95%) of the assets of the Trust shall consist of instruments or securities determined, as of the date of each quarter-end, to be of investment grade as defined from time to time by S&P and/or Moody's, (ii) at least fifty percent (50%) of the investments and cash assets of the Trust shall consist of cash or cash equivalents, or securities determined, as of the date of purchase, to be of the highest investment grade as determined from time to time by S&P and/or Moody's, and (iii) none of the assets of the Trust may be invested in instruments or securities with any real estate-related risk, and (iv) none of the assets of the Trust may be invested in instruments or securities of the Reinsurer, the Reinsured or any Affiliate of either. The Reinsurer shall be entitled to the investment income generated by the Trust.

                                    The Reinsured has the right and the
                                    obligation to withdraw assets from the Trust at any time and from time to time, as the Reinsured shall elect, in satisfaction of the Reinsurer's obligations hereunder, provided that such obligations have not been previously reimbursed to the Reinsured by the Reinsurer. In the event that, at any time, the assets of the Trust are insufficient to satisfy fully the obligations of the Reinsurer hereunder, the Reinsurer shall satisfy such shortfall directly as provided hereinabove.

                                    The Reinsurer may withdraw, and retain for its own account, all investment income earned on the Trust's assets at any time and from time to time as the Reinsurer shall elect. The trustee shall allow no other withdrawals or substitutions of assets from or to the Trust except as permitted hereunder.

                                    The trustee shall immediately honor all
                                    withdrawal requests made in accordance
                                    herewith and take all steps necessary to transfer the applicable assets held under the Trust to the appropriate party.

                                    Any disputes arising from the Trust may not be the subject of an arbitration proceeding between the parties unless both the Reinsured and the Reinsurer agree in writing to such an arbitration proceeding.

OTHER
PROVISIONS:                         This Agreement is subject to the negotiation
                                    and execution of a formal reinsurance treaty and a trust agreement both acceptable to the parties containing in addition to the terms and conditions set forth herein, ordinary and customary clauses set forth in reinsurance transactions generally, including, but not limited to the following:

                                    Follow the Fortunes Clause
                                    Offset Clause

                                    Errors and Omissions Clause
                                    Inspections Clause
                                    Taxes Clause
                                    Service of Suit Clause
                                    Insolvency Clause
                                    Arbitration Clause
                                    Assignment Clause
                                    Notices Clause Waiver Clause
                                    Negotiated Agreement Clause
                                    Governing Law Clause (PA)
                                    Salvage Clause
                                    Subrogation Clause
                                    Access to Records Clause
                                    Reports Clause
                                    Parental Wrap of Reinsurer Clause
                                    Penalty Interest for Late Payments


AGREED TO AND ACCEPTED BY:

COMMONWEALTH MORTGAGE ASSURANCE COMPANY


BY:       _____________________________________
NAME:     _____________________________________
TITLE:    _____________________________________
DATE:     _____________________________________


CAPITAL MORTGAGE REINSURANCE COMPANY


BY:       _____________________________________
NAME:     _____________________________________
TITLE:    _____________________________________
DATE:     _____________________________________

                          CMAC INVESTMENT CORPORATION
                        SCHEDULE OF NET INCOME PER SHARE


                                                                        Year Ended December 31
                                                                        ----------------------
                                                               1996(1)         1995(1)          1994(1)
                                                               -------         -------          -------
(In thousands, except per-share amounts and market prices)
Net income................................................   $ 62,221        $ 50,804          $ 41,129
Preferred stock dividend adjustment.......................     (3,300)         (3,300)           (3,300)
                                                             --------        --------          --------
Adjusted net income.......................................   $ 58,921        $ 47,504          $ 37,829

Average dilutive stock options outstanding................    1,494.3         1,435.6             759.6
Average exercise price per share..........................   $  14.21        $  12.37          $   9.11
Average market price - primary basis......................   $  29.73        $  21.45          $  13.74
Average market price - fully diluted basis................   $  31.33        $  22.40          $  13.95

Average common shares outstanding.........................     22,340          22,112            21,948
Increase in shares due to exercise of options-
 primary basis............................................        770             608               256
Increase in shares due to exercise of options -
 fully diluted basis......................................        808             643               264

Adjusted shares outstanding - primary.....................     23,110          22,720            22,204
Adjusted shares outstanding - fully diluted...............     23,148          22,755            22,212

Net income per share - primary and fully diluted..........   $   2.55        $   2.09          $   1.70
                                                             ========        ========          ========

(1) All share and per-share data have been restated to reflect the stock split. See Note C.