Form 10-Q
period 1997-03-31
CMAC INVESTMENT CORP
filed 1997-05-15
CIK 890926

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended MARCH 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from_____________________to_____________________

Commission file number  1-11356

                           CMAC INVESTMENT CORPORATION
             (Exact name of registrant as specified in its charter)


          DELAWARE                                             23-2691170
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

1601 MARKET STREET, PHILADELPHIA, PA                              19103
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

               Yes   X     No ___

               Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 22,438,188 shares of Common Stock, $0.001 par value, outstanding on May 11, 1997.

                  CMAC INVESTMENT CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                                                                 PAGE NUMBER

Part I - Financial Information

               Consolidated Balance Sheets - March 31, 1997 and
                             December 31, 1996..................................................................    3

               Consolidated Statements of Income - For the quarters ended
                             March 31, 1997 and 1996............................................................    4

               Consolidated Statement of Changes in Common Stockholders'
                             Equity - For the three month period ended March 31, 1997...........................    5

               Consolidated Statements of Cash Flows - For the three month periods ended
                             March 31, 1997 and 1996............................................................    6

               Notes to Consolidated Financial Statements.......................................................    7

               Management's Discussion and Analysis of Results of
                             Operations and Financial Condition.................................................    8-9

Part II - Other Information, as applicable......................................................................    10

Signature.......................................................................................................    11

CMAC INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS



                                                                                     March 31    December 31
                                                                                       1997         1996
                                                                                     --------     --------
                                                                                    (Unaudited)
(In thousands, except share amounts)

Assets
        Investments
               Fixed maturities held to maturity - at amortized cost (fair value
                  $425,815 and $409,675) .......................................     $416,257     $393,296
               Fixed maturities available for sale - at fair value
                  (amortized cost $108,768 and $110,519) .......................      112,409      114,666
               Short-term investments ..........................................        5,045        5,196
        Cash ...................................................................        2,060        3,189
        Deferred policy acquisition costs ......................................       23,990       23,900
        Other assets ...........................................................       54,768       52,501
                                                                                     --------     --------
                                                                                     $614,529     $592,748
                                                                                     ========     ========

Liabilities and Stockholders' Equity
        Unearned premiums ......................................................     $ 47,052     $ 53,384
        Reserve for losses .....................................................      116,365      108,206
        Deferred federal income taxes ..........................................        9,974        5,266
        Accounts payable and accrued expenses ..................................       28,499       29,548
                                                                                     --------     --------
                                                                                      201,890      196,404
                                                                                     --------     --------
Preferred stockholder's equity
        Redeemable preferred stock, par value $.001 per share;
               800,000 shares issued and outstanding - at
               redemption value ................................................       40,000       40,000
                                                                                     --------     --------

Common stockholders' equity
        Common stock, par value $.001 per share; 80,000,000 shares authorized;
               22,427,504 shares and 22,395,124 shares issued
               and outstanding .................................................           22           22
        Additional paid-in capital .............................................      177,268      176,431
        Retained earnings ......................................................      192,982      177,195
        Net unrealized gain on investments, net of tax .........................        2,367        2,696
                                                                                     --------     --------
                                                                                      372,639      356,344
                                                                                     --------     --------
                                                                                     $614,529     $592,748
                                                                                     ========     ========



                 See notes to consolidated financial statements.

CMAC INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                              Quarter Ended
                                                                 March 31
                                                            1997          1996
                                                          --------      --------
(In thousands, except per-share amounts)

Revenues:
    Premiums written:
           Direct ...................................     $ 51,707      $ 44,424
           Assumed ..................................           19             6
           Ceded ....................................       (4,642)       (4,193)
                                                          --------      --------

    Net premiums written ............................       47,084        40,237
    Decrease in unearned premiums ...................        7,228         1,709
                                                          --------      --------

    Premiums earned .................................       54,312        41,946
    Net investment income ...........................        8,084         7,117
    Gain on sales of investments ....................          112           438
    Other income ....................................        1,090         1,030
                                                          --------      --------

                                                            63,598        50,531
                                                          --------      --------

Expenses:
    Provision for losses ............................       26,753        20,026
    Policy acquisition costs ........................        7,438         6,412
    Other operating expenses ........................        5,946         5,023
                                                          --------      --------

                                                            40,137        31,461
                                                          --------      --------

Pretax income .......................................       23,461        19,070
Provision for income taxes ..........................       (6,177)       (4,643)
                                                          --------      --------

Net income ..........................................     $ 17,284      $ 14,427
                                                          ========      ========

Net income per share ................................     $   0.71      $   0.59
                                                          ========      ========

Average number of common and common equivalent shares
outstanding .........................................       23,263        23,002
                                                          ========      ========



                See notes to consolidated financial statements.

CMAC INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY



                                                                                            Net Unrealized
                                                                 Additional                  Gain (Loss)
                                                    Common         Paid-In      Retained    on Investments
                                                     Stock         Capital      Earnings     (Net of Tax)       Total
                                                    ---------     ---------     ---------      ---------      ---------
(In thousands)

Balance, December 31, 1996 ....................     $      22     $ 176,431     $ 177,195      $   2,696      $ 356,344
   Net income (unaudited) .....................            --            --        17,284             --         17,284
   Change in net unrealized gain (loss) on
     investments - net of tax (unaudited) .....            --            --            --           (329)          (329)
   Issuance of common stock (unaudited) .......            --           837            --             --            837
   Dividends (unaudited) ......................            --            --        (1,497)            --         (1,497)
                                                    ---------     ---------     ---------      ---------      ---------

Balance, March 31, 1997 (unaudited) ...........     $      22     $ 177,268     $ 192,982      $   2,367      $ 372,639
                                                    =========     =========     =========      =========      =========



                See notes to consolidated financial statements.

CMAC INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                               Quarter Ended
                                                                                  March 31
                                                                             1997          1996
                                                                             ----          ----
(In thousands)

Cash flows from operating activities .................................     $ 21,200      $ 20,065
                                                                           --------      --------

Cash flows from investing activities:
           Proceeds from sales of investments available for sale .....           --         5,883
           Proceeds from redemptions of investments
             available for sale ......................................        6,239         6,990
           Proceeds from redemptions of investments
             held to maturity ........................................        2,050           375
           Purchases of investments available for sale ...............       (4,389)       (9,365)
           Purchases of investments held to maturity .................      (24,178)      (23,794)
           Sales of short-term investments - net .....................          151           401
           Other .....................................................       (1,542)       (1,827)
                                                                           --------      --------

Net cash used in investing activities ................................      (21,669)      (21,337)
                                                                           --------      --------

Cash flows from financing activities:
           Proceeds from issuance of common stock ....................          837           790
           Dividends paid ............................................       (1,497)       (1,382)
                                                                           --------      --------

Net cash used in financing activities ................................         (660)         (592)
                                                                           --------      --------

Decrease in cash .....................................................       (1,129)       (1,864)
Cash, beginning of period ............................................        3,189         3,646
                                                                           --------      --------

Cash, end of period ..................................................     $  2,060      $  1,782
                                                                           ========      ========

Supplemental disclosures of cash flow information:
Income taxes paid ....................................................     $    250      $      0
                                                                           ========      ========

Interest paid ........................................................     $      0      $     25
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

               For a summary of significant accounting policies and additional financial information, see the CMAC Investment Corporation Annual Report on Form 10-K for the year ended December 31, 1996.

2 - NEW ACCOUNTING STANDARDS

               In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"). FAS 128 requires the Company to disclose both "basic" earnings per share and "dilutive" earnings per share for annual and interim periods ending after December 15, 1997. The Company has determined that FAS 128 will not have a significant effect on its net income per share calculation.

3- STOCK SPLIT

               On October 15, 1996, the Board of Directors authorized a stock split, paid December 2, 1996, in the form of a dividend of one additional share of the Company's common stock for each share owned by stockholders of record on November 7, 1996. The dividend was accounted for as a two-for-one stock split and par value remained at $.001 per share. Accordingly, all references to common per share data have been adjusted to give effect to the stock split.

                  CMAC INVESTMENT CORPORATION AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

           Net income for the first quarter of 1997 was $17.3 million, a 19.8% increase compared to $14.4 million for the first quarter of 1996. This improvement was a result of significant growth in premiums earned and net investment income, partially offset by a higher provision for losses, policy acquisition costs and other operating expenses.

           Premiums earned for the first quarter of 1997 were $54.3 million, a 29.5% increase compared to $41.9 million for the first quarter of 1996. This increase reflected the insurance in force growth resulting from strong new insurance volume and a continuation of high persistency levels. Persistency is defined as the percentage of policies in force that are renewed in any given year. New primary insurance written in the first quarter of 1997 was $2.8 billion, a 1.0% decrease compared to $2.9 billion in the first quarter of 1996. Volume for CMAC decreased as a result of a 14.5 % decrease in the private mortgage insurance market. However, CMAC's volume decline was substantially offset by an increase in market share to 11.3% for the first quarter of 1997, compared to 9.7% in the first quarter of 1996. The volume in the first quarter of 1997 was negatively impacted by higher interest rates. Refinanced loans represented 17.1% of new primary insurance written by CMAC as compared to 26.5% in the first quarter of 1996. Additionally, in the first quarter of 1997, CMAC wrote $3.3 billion of pool insurance as compared to $2.2 billion for the first quarter of 1996, a 44.8% increase. This pool insurance written represented an addition to risk of $51.3 million for the first quarter of 1997 as compared to $44.9 million for the same period of 1996. Most of this pool insurance volume related to a group of structured transactions composed primarily of Fannie Mae-and Freddie Mac-eligible conforming mortgage loans that are geographically dispersed throughout the United States and that have lower loan-to-value ratios than CMAC's primary business. Under a pool insurance transaction, the exposure to CMAC on each individual loan is uncapped; however, the aggregate stop-loss percentage is the most that can be paid out in losses before the insurer's exposure terminates. The Company expects its pool insurance activity to continue at a similar level throughout 1997. Premium rates on such pool insurance are significantly lower than on primary insurance loans due to the low stop-loss levels, which limit the overall risk exposure to CMAC, and the focus of such product on high quality primary insurance customers. The average stop-loss on pool insurance written during the first quarter of 1997 was 1.6%. The persistency rate for the year ended March 31, 1997 was 86.4% as compared to 86.9% for the year ended March 31, 1996. The strong volume and high persistency led to an increase in direct primary insurance in force for the quarter of 5.7%, from $39.4 billion at December 31, 1996 to $41.7 billion at March 31, 1997. Direct pool insurance in force also grew to $12.2 billion at March 31, 1997 from $9.1 billion at the end of 1996, an increase of 34.4% for the quarter.

           Net investment income for the first quarter of 1997 was $8.1 million for the first quarter of 1997, a 13.6% increase compared to $7.1 million for the first quarter of 1996. This increase was a result of continued growth in invested assets primarily due to positive operating cash flow. The Company continues to invest new operating cash flow in tax-advantaged securities, primarily municipal bonds.

           The provision for losses in the first quarter of 1997 was $26.8 million, an increase of 33.6% compared to $20.0 million in 1996. This increase reflected the significant growth and maturation of CMAC's book of business over the past several years, the continued adverse experience of California loans, and the relatively poor early experience of certain "affordable housing" program loans CMAC insured starting in 1994. Although the ultimate performance of the books of business that originated since 1994 cannot yet be determined, it appears that the ultimate loss levels will be higher than average, partially due to the presence of these "affordable housing" loans. Certain underwriting changes were implemented near the end of 1996 to compensate for the factors that contributed to the early default experience on these "affordable housing" loans; however, it is too early to determine the impact of such changes. CMAC's overall default rate at March 31, 1997 was 2.0% as compared to 2.1% at December 31, 1996. The number of defaults rose from 10,127 at December 31, 1996 to 10,457 at March 31, 1997 and the average loss reserve per default rose from $10,685 at the end of 1996 to $11,128 at March 31, 1997. This increase in average loss reserve per default reflected the Company's continued implementation of a more conservative reserve calculation for certain loans in default perceived as having a higher risk of claim incidence. The default rate in California decreased to 3.9% (including pool) at March 31, 1997 as compared to 4.0% at December 31, 1996 and claims paid in California for the first quarter of 1997 were $11.9 million, representing approximately 62.3% of total claims.

                  CMAC INVESTMENT CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION
                                   (CONTINUED)

Policy acquisition costs in the first quarter of 1997 were $7.4 million, an increase of 16.0% compared to $6.4 million in the first quarter of 1996. This reflects increases in sales- and underwriting-related expenses relating to the Company's continued market share expansion and the development of the Company's marketing infrastructure needed to support a focus on larger, national mortgage lenders in order to take advantage of the widespread consolidation occurring in the mortgage lending industry. Other operating expenses for the quarter ended March 31, 1997 were $5.9 million, an increase of 18.4% compared to $5.0 million in 1996. Much of the increase continued to result from an expansion of the Company's technology efforts and an increase in expenses associated with the company's ancillary services, specifically contract underwriting. Some of these additional contract underwriting expenses were correspondingly offset by increases to other income although the main purpose of the contract underwriting effort is to support the sales effort by generating incremental mortgage insurance business. During the first quarter of 1997, loans underwritten via contract underwriting accounted for 24% of applications, 25% of insurance commitments, and 22% of certificates issued by CMAC.

           The effective tax rate for the quarter ended March 31, 1997 was 26.3%. This compares to 24.3% for the quarter ended March 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

           CMAC's sources of funds consist primarily of premiums and investment income. Funds are applied primarily to the payment of CMAC's claims and operating expenses.

           Cash flows from operating activities for the quarter ended March 31, 1997 were $21.2 million as compared to $20.1 million for the same period of 1996. This increase consisted of an increase in net premiums written and investment income received, partially offset by an increase in claims paid and operating expenses. Monthly premiums, which now constitute about 95% of new business, have negatively impacted cash flow in the short term although long-term cash flow is not expected to be materially affected. Positive cash flows are invested pending future payments of claims and other expenses; cash flow shortfalls, if any, are funded through sales of short-term investments and certain other investment portfolio securities.

           Common stockholders' equity increased from $356.3 million at December 31, 1996 to $372.6 million at March 31, 1997, primarily as a result of net income of $17.3 million, partially offset by dividends of $1.5 million.

           As of March 31, 1997, the Company and its subsidiaries had commitments for capital expenditures to upgrade and enhance its computer systems and technological capabilities totaling $1.3 million. These upgraded computer systems are needed to support CMAC's newly structured centralized processing operations as well as the redesigned disaster recovery plan that was implemented in conjunction with the centralized system. These expenditures are expected to be made during the second quarter of 1997.

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




                                           CMAC INVESTMENT CORPORATION





Date:      May 14, 1997                          C.  Robert Quint
                                  ----------------------------------------------
                                                 C.  Robert Quint
                                  Senior Vice President, Chief Financial Officer
                                          (Principal Accounting Officer)