Form 10-Q
period 1997-06-30
CMAC INVESTMENT CORP
filed 1997-08-14
CIK 890926

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1997

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

         Yes     X     No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 22,482,140 shares of Common Stock, $0.001 par value, outstanding on August 12, 1997.

                  CMAC INVESTMENT CORPORATION AND SUBSIDIARIES

                                      INDEX
                                                                                        PAGE NUMBER
Part I - Financial Information

         Consolidated Balance Sheets - June 30, 1997 and
                  December 31, 1996.....................................................     3

         Consolidated Statements of Income - For the three and six month periods
                  ended June 30, 1997 and 1996..........................................     4

         Consolidated Statement of Changes in Common Stockholders'
                  Equity - For the six month period ended June 30, 1997.................     5

         Consolidated Statements  of Cash Flows - For the six month periods ended
                  June 30, 1997 and 1996................................................     6

         Notes to Consolidated Financial Statements.....................................     7

         Management's Discussion and Analysis of Results of
                  Operations and Financial Condition....................................     8-9

Part II - Other Information, as applicable..............................................     10

Signature...............................................................................     11

CMAC INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                                                 June 30     December 31
                                                                                   1997          1996
                                                                                 --------      --------
                                                                               (Unaudited)
(In thousands, except share amounts)

Assets
     Investments
         Fixed maturities held to maturity  - at amortized cost (fair value
           $452,477 and $409,675) .........................................      $435,459      $393,296
         Fixed maturities available for sale - at fair value
           (amortized cost $103,413 and $110,519) .........................       107,390       114,666
         Short-term investments ...........................................         9,839         5,196
     Cash .................................................................         3,642         3,189
     Deferred policy acquisition costs ....................................        24,285        23,900
     Other assets .........................................................        61,941        52,501
                                                                                 --------      --------
                                                                                 $642,556      $592,748
                                                                                 ========      ========
Liabilities and Stockholders' Equity
     Unearned premiums ....................................................      $ 46,092      $ 53,384
     Reserve for losses ...................................................       125,157       108,206
     Deferred federal income taxes ........................................         5,087         5,266
     Accounts payable and accrued expenses ................................        35,598        29,548
                                                                                 --------      --------
                                                                                  211,934       196,404
                                                                                 --------      --------
Preferred stockholder's equity
     Redeemable preferred stock, par value $.001 per share;
         800,000 shares issued and outstanding - at
         redemption value .................................................        40,000        40,000
                                                                                 --------      --------

Common stockholders' equity
     Common stock, par value $.001 per share; 80,000,000 shares authorized;
         22,455,040 shares and 22,395,124 shares issued
         and outstanding ..................................................            22            22
     Additional paid-in capital ...........................................       177,969       176,431
     Retained earnings ....................................................       210,046       177,195
     Net unrealized gain on investments, net of tax .......................         2,585         2,696
                                                                                 --------      --------
                                                                                  390,622       356,344
                                                                                 --------      --------
                                                                                 $642,556      $592,748
                                                                                 ========      ========


                See notes to consolidated financial statements.

CMAC INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                         Quarter Ended                 Six Months Ended
                                                            June 30                         June 30
                                                     1997            1996            1997            1996
                                                   ---------       ---------       ---------       --------
(In thousands, except per-share amounts)

Revenues:
         Premiums written:
              Direct .........................      $ 62,387       $  45,722       $ 114,094       $ 90,146
              Assumed ........................           110             109             129            115
              Ceded ..........................        (5,859)         (3,984)        (10,501)        (8,177)
                                                   ---------       ---------       ---------       --------

         Net premiums written ................        56,638          41,847         103,722         82,084
         Decrease in unearned premiums .......         1,134           4,004           8,362          5,713
                                                   ---------       ---------       ---------       --------

         Premiums earned .....................        57,772          45,851         112,084         87,797
         Net investment income ...............         8,428           7,348          16,512         14,465
         Gain on sales of investments ........           372             332             484            770
         Other income ........................         1,125             951           2,215          1,981
                                                   ---------       ---------       ---------       --------

                                                      67,697          54,482         131,295        105,013
                                                   ---------       ---------       ---------       --------
Expenses:
         Provision for losses ................        28,266          21,912          55,019         41,938
         Policy acquisition costs ............         7,753           6,717          15,191         13,129
         Other operating expenses ............         6,331           5,464          12,277         10,487
                                                   ---------       ---------       ---------       --------

                                                      42,350          34,093          82,487         65,554
                                                   ---------       ---------       ---------       --------

Pretax income ................................        25,347          20,389          48,808         39,459
Provision for income taxes ...................         6,785           5,118          12,962          9,761
                                                   ---------       ---------       ---------       --------

Net income ...................................     $  18,562       $  15,271       $  35,846       $ 29,698
                                                   =========       =========       =========       ========

Net income per share .........................     $    0.76       $    0.63       $    1.47       $   1.22
                                                   =========       =========       =========       ========

Average number of common and common equivalent
shares outstanding ...........................        23,358          23,074          23,311         23,038
                                                   =========       =========       =========       ========


                See notes to consolidated financial statements.

CMAC INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY

                                                                                                  Net Unrealized
                                                               Additional                          Gain (Loss)
                                                  Common        Paid-In           Retained        on Investments
                                                  Stock         Capital           Earnings         (Net of Tax)            Total
                                                  ------       ----------         --------        --------------           -----
(In thousands)

Balance, December 31, 1996 ....................    $22          $176,431          $ 177,195           $ 2,696           $ 356,344
       Net income (unaudited) .................     --                --             35,846                --              35,846
       Change in net unrealized gain (loss) on
           investments - net of tax (unaudited)     --                --                 --              (111)               (111)
       Issuance of common stock (unaudited) ...     --             1,538                 --                --               1,538
       Dividends (unaudited) ..................     --                --             (2,995)               --              (2,995)
                                                   ---          --------          ---------           -------           ---------

Balance, June 30, 1997 (unaudited) ............    $22          $177,969          $ 210,046           $ 2,585           $ 390,622
                                                   ===          ========          =========           =======           =========


                See notes to consolidated financial statements.

CMAC INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                            Six Months Ended
                                                                                 June 30
                                                                           1997            1996
                                                                         --------        --------
(In thousands)

Cash flows from operating activities .............................       $ 40,731        $ 39,624
                                                                         --------        --------

Cash flows from investing activities:
       Proceeds from sales of investments available for sale .....         11,187           6,382
       Proceeds from redemptions of investments available for sale          8,191          10,838
       Proceeds from redemptions of investments held to maturity .          3,120             375
       Purchases of investments available for sale ...............        (11,820)        (13,318)
       Purchases of investments held to maturity .................        (40,971)        (38,174)
       Purchases of short-term investments - net .................         (4,643)           (644)
       Other .....................................................         (3,885)         (2,524)
                                                                         --------        --------

Net cash used in investing activities ............................        (38,821)        (37,065)
                                                                         --------        --------

Cash flows from financing activities:
       Proceeds from issuance of common stock ....................          1,538           1,114
       Dividends paid ............................................         (2,995)         (2,765)
                                                                         --------        --------

Net cash used in financing activities ............................         (1,457)         (1,651)
                                                                         --------        --------

Increase in cash .................................................            453             908
Cash, beginning of period ........................................          3,189           3,646
                                                                         --------        --------

Cash, end of period ..............................................       $  3,642        $  4,554
                                                                         ========        ========

Supplemental disclosures of cash flow information:
Income taxes paid ................................................       $ 13,000        $  8,500
                                                                         ========        ========

Interest paid ....................................................       $      0        $     48
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

2 - NEW ACCOUNTING STANDARDS

         In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"). FAS 128 requires the Company to disclose both "basic" earnings per share and "dilutive" earnings per share for annual and interim periods ending after December 15, 1997. The Company has determined that FAS 128 will not have a significant effect on its net income per share calculation when such Standard is adopted.

3 - STOCK SPLIT

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

                  CMAC INVESTMENT CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

         Net income for the first six months of 1997 was $35.8 million, a 20.7% increase compared to $29.7 million for the first six months of 1996 and net income for the quarter ended June 30, 1997 was $18.6 million, a 21.6% increase compared to $15.3 million for the same period in 1996. These improvements were a result of significant growth in premiums earned and net investment income, partially offset by a higher provision for losses, policy acquisition costs and other operating expenses.

         Premiums earned for the first six months of 1997 were $112.1 million, a 27.7% increase compared to $87.8 million for the first six months of 1996 and premiums earned for the quarter ended June 30, 1997 were $57.8 million, a 26.0% increase compared to $45.9 million for the same period of 1996. These increases reflect a continuation of high persistency levels and the insurance in force growth resulting from strong new insurance volume. Persistency is defined as the percentage of policies in force that are renewed in any given year. The persistency rate for the year ended June 30, 1997 was 87.9% as compared to 85.7% for the year ended June 30, 1996. New primary insurance written in the first six months of 1997 was $6.0 billion, a 2.9% decrease compared to $6.2 billion for the first six months of 1996 and for the second quarter of 1997, new primary insurance written of $3.2 billion was 4.5% lower than the $3.3 billion written in the second quarter of 1996. However, the $3.2 billion of new primary insurance written in the second quarter of 1997 was 11.3% higher than the volume written during the first quarter of 1997 of $2.8 billion. Volume for CMAC decreased as a result of a 15.5% decrease in the private mortgage insurance market in the first six months of 1997 and a decrease of 16.3% for the quarter ended June 30, 1997. However, CMAC's volume decline was substantially offset by an increase in market share to 11.0% for the first six months of 1997, compared to 9.6% for the same period of 1996. The volume in the first half of 1997 was negatively impacted by higher interest rates. Refinanced loans represented 16% of new primary insurance written as compared to 22% in the first six months of 1996 and for the quarter ended June 30, 1997, refinanced loans represented 13% as compared to 18% for the same quarter of 1996. Additionally, in the first six months of 1997, CMAC wrote pool insurance which represented an addition to risk of $111.3 million as compared to $68.8 million for the first six months of 1996 and $60.0 million for the second quarter of 1997 as compared to $23.8 million for the same quarter of 1996. Most of this pool insurance volume related to a group of structured transactions composed primarily of Fannie Mae- and Freddie Mac-eligible conforming mortgage loans that are geographically dispersed throughout the United States and that have lower loan-to-value ratios than CMAC's primary business. Under a pool insurance transaction, the exposure to CMAC on each individual loan is uncapped; however, the aggregate stop-loss percentage is the most that can be paid out in losses before the insurer's exposure terminates. The Company expects its pool insurance activity to continue at this same level throughout the remainder of 1997 due to commitments outstanding but will review its policy after these commitments expire. Premium rates on such pool insurance are significantly lower than on primary insurance loans due to the low stop-loss levels, which limit the overall risk exposure to CMAC, and the focus of such product on high quality primary insurance customers. Standard & Poor's has recently determined that the capital requirements to support such pool insurance will be significantly more stringent than on primary insurance due to the low premium rates. The average stop-loss on pool insurance written during the first six months of 1997 was 1.6%. The strong volume and high persistency led to an increase in direct primary insurance in force for the first half of 1997 of 10.5%, from $39.4 billion at December 31, 1996 to $43.6 billion at June 30, 1997. Direct pool risk in force also grew to $438.4 million at June 30, 1997 from $341.9 million at the end of 1996, an increase of 28.2% for the six months ended June 30, 1997.

         Net investment income for the first half of 1997 was $16.5 million, a 14.2% increase compared to $14.5 million for the first six months of 1996 and for the second quarter of 1997, net investment income was $8.4 million as compared to $7.3 million in the same period of 1996, a 14.7% increase. These increases were a result of continued growth in invested assets primarily due to positive operating cash flow. The Company continues to invest new operating cash flow in tax-advantaged securities, primarily municipal bonds.

         The provision for losses in the first six months of 1997 was $55.0 million, an increase of 31.2% compared to $41.9 million in 1996, and for the second quarter of 1997, the provision was $28.3 million as compared to $21.9 million for the second quarter of 1996, an increase of 29.0%. These increases reflect the significant growth and maturation of CMAC's book of business over the past several years, the continued adverse experience of California loans (despite early signs of an improving trend in California), and the relatively poor early experience of certain "affordable housing" program loans insured starting in 1994. Although the ultimate performance of the books of business that originated since 1994 cannot yet be determined, it appears that the ultimate loss levels will be higher than average, partially due to the presence of these "affordable

                  CMAC INVESTMENT CORPORATION AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION
                                   (CONTINUED)

housing" loans. Certain underwriting changes were implemented near the end of 1996 to compensate for the factors that contributed to the early default experience on these "affordable housing" loans; however, it is too early to determine the impact of such changes. CMAC's overall default rate at June 30, 1997 was 1.9% as compared to 2.1% at December 31, 1996 and 2.0% at March 31, 1997. The number of defaults rose from 10,127 at December 31, 1996 to 10,692 at June 30, 1997 and the average loss reserve per default rose from $10,685 at the end of 1996 to $11,706 at June 30, 1997. This increase in average loss reserve per default reflected the Company's continued implementation of a more conservative reserve calculation for certain loans in default perceived as having a higher risk of claim incidence. In addition, an increase in the coverage percentage on loans originated beginning in 1995 have necessitated a higher reserve balance on loans in a default status due to the increased ultimate exposure on these loans. The default rate in California decreased to 3.7% (including pool) at June 30, 1997 as compared to 4.0% at December 31, 1996 and claims paid in California for the first six months of 1997 were $24.5 million, representing approximately 61.5% of total claims.

Policy acquisition costs in the first six months of 1997 were $15.2 million, an increase of 15.7% compared to $13.1 million in the same period of 1996. For the second quarter of 1997, these expenses were $7.8 million, an increase of 15.4% compared to $6.7 million for the second quarter of 1996. This reflects increases in sales- and underwriting-related expenses relating to the Company's continued market share expansion and the development of the Company's marketing infrastructure needed to support a focus on larger, national mortgage lenders in order to take advantage of the widespread consolidation occurring in the mortgage lending industry. Other operating expenses for the six months ended June 30, 1997 were $12.3 million, an increase of 17.1% compared to $10.5 million for the same period in 1996 and these expenses were $6.3 million for the second quarter of 1997 as compared to $5.5 million for the second quarter of 1996, an increase of 15.9%. Much of the increase continued to result from an expansion of the Company's technology efforts and an increase in expenses associated with the company's ancillary services, specifically contract underwriting. Some of these additional contract underwriting expenses were correspondingly offset by increases to other income although the main purpose of the contract underwriting effort is to support the sales effort by generating incremental mortgage insurance business. During the first half of 1997, loans underwritten via contract underwriting accounted for 29% of applications, 25% of insurance commitments, and 22% of certificates issued by CMAC.

         The effective tax rate for the six months ended June 30, 1997 was 26.6% and this rate was 26.8% for the quarter ended June 30, 1997. This compares to 24.7% and 25.1%, respectively, for the six months and quarter ended June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

         CMAC's sources of funds consist primarily of premiums and investment income. Funds are applied primarily to the payment of CMAC's claims and operating expenses.

         Cash flows from operating activities for the six months ended June 30, 1997 were $40.7 million as compared to $39.6 million for the same period of 1996. This increase consisted of an increase in net premiums written and investment income received, partially offset by an increase in claims paid and operating expenses. Monthly premiums, which now constitute about 95% of new business, have negatively impacted cash flow in the short term although long-term cash flow is not expected to be materially affected. Positive cash flows are invested pending future payments of claims and other expenses; cash flow shortfalls, if any, are funded through sales of short-term investments and certain other investment portfolio securities.

         Common stockholders' equity increased from $356.3 million at December 31, 1996 to $390.6 million at June 30, 1997. This increase was primarily a result of net income of $35.8 million and common stock of $1.5 million issued due to the exercise of stock options, partially offset by dividends of $3.0 million.

         As of June 30, 1997, the Company and its subsidiaries had purchased computer equipment designed to upgrade and enhance their computer systems and technological capabilities totaling $1.3 million. These upgraded computer systems were needed to support CMAC's newly structured centralized processing operations as well as the redesigned disaster recovery plan that was implemented in conjunction with the centralized system.

                  CMAC INVESTMENT CORPORATION AND SUBSIDIARIES

                           PART II - OTHER INFORMATION


ITEM 1.       Legal Proceedings - None

ITEM 2.       Changes in Securities - None

ITEM 3.       Defaults upon Senior Securities - None

ITEM 4.       Submission of Matters to a Vote of Security Holders

              On May 14, 1997, the Annual Meeting of Stockholders of CMAC Investment Corporation was held. The stockholders re-elected three nominees from the existing Board of Directors to a term of three years expiring in 2000. The Stockholders also approved the designation of Deloitte & Touche as independent auditors.

              The number of votes cast for and withheld from the election of each director nominee is set forth below. There were no votes against, abstentions or broker non-votes in the election of directors.

                  Election of Directors:

                                               For          Withheld
                                               ---          --------
                  Frank P. Filipps          18,699,482      1,018,613
                  James C. Miller           18,698,206      1,019,889
                  Anthony W. Schweiger      18,699,302      1,018,793

              The number of votes cast for, against and abstentions relating to the designation of Deloitte & Touche as independent auditors is set forth below. There were no broker non-votes in the approval of Deloitte & Touche.

                                                 For           Against     Abstain
                                                 ---           -------     -------
                  Approval of the designation
                    of Deloitte & Touche as
                    independent auditors:      19,710,574       2,359       5,162

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



                                  CMAC INVESTMENT CORPORATION







Date:    August 14, 1997                          C.  Robert Quint
                                  ----------------------------------------------
                                                  C.  Robert Quint
                                  Senior Vice President, Chief Financial Officer
                                           (Principal Accounting Officer)