Form 10-Q
period 1997-09-30
CMAC INVESTMENT CORP
filed 1997-11-14
CIK 890926

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended
                               SEPTEMBER 30, 1997
                               ------------------

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

         Yes [X]     No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 22,533,524 shares of Common Stock, $0.001 par value, outstanding on November 11, 1997.

                  CMAC INVESTMENT CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                                              PAGE NUMBER
Part I - Financial Information

         Consolidated Balance Sheets - September 30, 1997 and
                  December 31, 1996.....................................................           3

         Consolidated Statements of Income - For the three and nine month periods
                  ended September 30, 1997 and 1996.....................................           4

         Consolidated Statement of Changes in Common Stockholders'
                  Equity - For the nine month period ended September 30, 1997...........           5

         Consolidated Statements  of Cash Flows - For the nine month periods ended
                  September 30, 1997 and 1996...........................................           6

         Notes to Consolidated Financial Statements.....................................           7

         Management's Discussion and Analysis of Results of
                  Operations and Financial Condition....................................           8-9

Part II - Other Information, as applicable..............................................           10

Signature...............................................................................           11

CMAC INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS



                                                                                   September 30   December 31
                                                                                       1997           1996
                                                                                   ------------   ------------
                                                                                   (Unaudited)
(In thousands, except share amounts)
Assets
     Investments
         Fixed maturities held to maturity  - at amortized cost (fair value
           $486,490 and $409,675) ..............................................   $    462,876   $    393,296
         Fixed maturities available for sale - at fair value
           (amortized cost $93,865 and $110,519) ...............................         98,156        114,666
         Short-term investments ................................................          8,463          5,196
     Cash ......................................................................          4,780          3,189
     Deferred policy acquisition costs .........................................         24,701         23,900
     Other assets ..............................................................         70,633         52,501
                                                                                   ------------   ------------
                                                                                   $    669,609   $    592,748
                                                                                   ============   ============
Liabilities and Stockholders' Equity
     Unearned premiums .........................................................   $     45,434   $     53,384
     Reserve for losses ........................................................        136,075        108,206
     Deferred federal income taxes .............................................          5,398          5,266
     Accounts payable and accrued expenses .....................................         32,596         29,548
                                                                                   ------------   ------------
                                                                                        219,503        196,404
                                                                                   ------------   ------------
Preferred stockholder's equity
     Redeemable preferred stock, par value $.001 per share;
         800,000 shares issued and outstanding - at
         redemption value ......................................................         40,000         40,000
                                                                                   ------------   ------------

Common stockholders' equity
     Common stock, par value $.001 per share; 80,000,000 shares authorized;
         22,525,524 shares and 22,395,124 shares issued
         and outstanding .......................................................             22             22
     Additional paid-in capital ................................................        179,461        176,431
     Retained earnings .........................................................        227,834        177,195
     Net unrealized gain on investments, net of tax ............................          2,789          2,696
                                                                                   ------------   ------------
                                                                                        410,106        356,344
                                                                                   ------------   ------------
                                                                                   $    669,609   $    592,748
                                                                                   ============   ============



                 See notes to consolidated financial statements.

CMAC INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                Quarter Ended             Nine Months Ended
                                                                September 30                September 30
                                                             1997          1996          1997          1996
                                                          ----------    ----------    ----------    ----------
(In thousands, except per-share amounts)
Revenues:
         Premiums written:
              Direct ..................................   $   66,174    $   50,495    $  180,268    $  140,641
              Assumed .................................            3            31           132           146
              Ceded ...................................       (5,586)       (4,175)      (16,087)      (12,352)
                                                          ----------    ----------    ----------    ----------

         Net premiums written .........................       60,591        46,351       164,313       128,435
         Decrease in unearned premiums ................          763         2,347         9,125         8,060
                                                          ----------    ----------    ----------    ----------

         Premiums earned ..............................       61,354        48,698       173,438       136,495
         Net investment income ........................        8,426         7,623        24,938        22,088
         Gain (loss) on  sales of investments .........          312            (2)          796           768
         Other income .................................        1,263           905         3,478         2,886
                                                          ----------    ----------    ----------    ----------

                                                              71,355        57,224       202,650       162,237
                                                          ----------    ----------    ----------    ----------
Expenses:
         Provision for losses .........................       30,194        23,808        85,213        65,746
         Policy acquisition costs .....................        7,992         6,775        23,183        19,904
         Other operating expenses .....................        6,689         5,281        18,966        15,768
                                                          ----------    ----------    ----------    ----------

                                                              44,875        35,864       127,362       101,418
                                                          ----------    ----------    ----------    ----------

Pretax income .........................................       26,480        21,360        75,288        60,819
Provision for income taxes ............................        7,192         5,403        20,154        15,164
                                                          ----------    ----------    ----------    ----------

Net income ............................................   $   19,288    $   15,957    $   55,134    $   45,655
                                                          ==========    ==========    ==========    ==========

Net income per share ..................................   $     0.79    $     0.65    $     2.25    $     1.87
                                                          ==========    ==========    ==========    ==========

Average number of common and common equivalent
shares outstanding ....................................       23,473        23,128        23,365        23,068
                                                          ==========    ==========    ==========    ==========



                 See notes to consolidated financial statements.

CMAC INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY

                                                                                                      Net Unrealized
                                                                          Additional                      Gain
                                                            Common         Paid-In        Retained    on Investments
                                                             Stock         Capital        Earnings      (Net of Tax)       Total
                                                          ------------   ------------   ------------    ------------   ------------
(In thousands)
Balance, December 31, 1996 ............................   $         22   $    176,431   $    177,195    $      2,696   $    356,344
       Net income (unaudited) .........................             --             --         55,134              --         55,134
       Change in net unrealized gain on
           investments - net of tax (unaudited) .......             --             --             --              93             93
       Issuance of common stock (unaudited) ...........             --          3,030             --              --          3,030
       Dividends (unaudited) ..........................             --             --         (4,495)             --         (4,495)
                                                          ------------   ------------   ------------    ------------   ------------
Balance, September 30, 1997 (unaudited) ...............   $         22   $    179,461   $    227,834    $      2,789   $    410,106
                                                          ============   ============   ============    ============   ============


                 See notes to consolidated financial statements.

CMAC INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                             Nine Months Ended
                                                                                September 30
                                                                             1997            1996
                                                                         ------------    ------------
(In thousands)
Cash flows from operating activities .................................   $     65,318    $     60,339
                                                                         ------------    ------------

Cash flows from investing activities:
       Proceeds from sales of investments available for sale .........         18,995           6,382
       Proceeds from redemptions of investments available for sale ...         11,175          11,775
       Proceeds from redemptions of investments held to maturity .....          4,235             660
       Purchases of investments available for sale ...................        (12,814)        (15,018)
       Purchases of investments held to maturity .....................        (72,834)        (55,713)
       Purchases of short-term investments - net .....................         (3,267)         (3,961)
       Other .........................................................         (7,752)         (3,980)
                                                                         ------------    ------------

Net cash used in investing activities ................................        (62,262)        (59,855)
                                                                         ------------    ------------

Cash flows from financing activities:
       Proceeds from issuance of common stock ........................          3,030           1,361
       Dividends paid ................................................         (4,495)         (4,149)
                                                                         ------------    ------------

Net cash used in financing activities ................................         (1,465)         (2,788)
                                                                         ------------    ------------

Increase (decrease) in cash ..........................................          1,591          (2,304)
Cash, beginning of period ............................................          3,189           3,646
                                                                         ------------    ------------

Cash, end of period ..................................................   $      4,780    $      1,342
                                                                         ============    ============

Supplemental disclosures of cash flow information:
Income taxes paid ....................................................   $     19,250    $     14,000
                                                                         ============    ============

Interest paid ........................................................   $          0    $         70
                                                                         ============    ============



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

       The financial information for the interim periods included herein is unaudited; however, such information reflects all normal and recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

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

                  CMAC INVESTMENT CORPORATION AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

       Net income for the first nine months of 1997 was $55.1 million, a 20.8% increase compared to $45.7 million for the first nine months of 1996 and net income for the quarter ended September 30, 1997 was $19.3 million, a 20.9% increase compared to $16.0 million for the same period in 1996. These improvements were a result of significant growth in premiums earned and net investment income, partially offset by a higher provision for losses, policy acquisition costs and other operating expenses.

       Premiums earned for the first nine months of 1997 were $173.4 million, a 27.1% increase compared to $136.5 million for the first nine months of 1996 and premiums earned for the quarter ended September 30, 1997 were $61.4 million, a 26.0% increase compared to $48.7 million for the same period of 1996. These increases reflect the insurance in force growth resulting from strong new insurance volume and a continuation of high persistency levels. CMAC's direct primary insurance in force for the first nine months of 1997 increased 14.6%, from $39.4 billion at December 31, 1996 to $45.2 billion at September 30, 1997. Direct pool risk in force also grew to $493.4 million at September 30, 1997 from $341.9 million at the end of 1996, an increase of 44.3% for the nine months ended September 30, 1997. Persistency, which is defined as the percentage of policies in force that are renewed in any given year, was 88.1% for the year ended September 30, 1997 as compared to 84.4% for the year ended September 30, 1996. New primary insurance written in the first nine months of 1997 was $9.6 billion, a 2.8% increase compared to $9.4 billion for the first nine months of 1996 and for the third quarter of 1997, new primary insurance written of $3.6 billion was 13.9% higher than the $3.2 billion written in the third quarter of 1996. New insurance written volume in the private mortgage insurance market declined by 10.3% in the first nine months of 1997 and less than 1% for the quarter ended September 30, 1997. However, CMAC's volume rose slightly due to an increase in market share to 10.9% for the first nine months of 1997, compared to 9.5% for the same period of 1996 and 10.7% in the third quarter of 1997 compared to 9.3% for the same quarter of 1996. The volume in the first six months of 1997 was negatively impacted by higher interest rates which declined in the third quarter of 1997. Refinanced loans represented 16% of new primary insurance written during the first six months of 1997 as compared to 22% in the same period of 1996. However, for the third quarter of 1997, refinanced loans represented 15% of new primary insurance written as compared to only 9% for the third quarter of 1996 as higher interest rates toward the end of the second quarter of 1996 caused refinance activity to slow significantly in the third quarter. Additionally, in the first nine months of 1997, CMAC wrote pool insurance which represented an addition to risk of $183.2 million as compared to $85.5 million for the first nine months of 1996 and $72.1 million for the third quarter of 1997 as compared to $16.1 million for the same quarter of 1996. Most of this pool insurance volume related to a group of structured transactions composed primarily of Fannie Mae- and Freddie Mac-eligible conforming mortgage loans that are geographically dispersed throughout the United States and that have lower loan-to-value ratios than CMAC's primary business. Under a pool insurance transaction, the exposure to CMAC on each individual loan is uncapped; however, the aggregate stop-loss percentage is the most that can be paid out in losses before the insurer's exposure terminates. The Company expects its pool insurance activity to continue at this same level throughout the remainder of 1997 and in 1998. Premium rates on such pool insurance are significantly lower than on primary insurance loans due to the low stop-loss levels, which limit the overall risk exposure to CMAC, and the focus of such product on high quality primary insurance customers. The average stop-loss on pool insurance written during the first nine months of 1997 was 1.6%. Standard & Poor's has recently determined that the capital requirements to support such pool insurance will be significantly more stringent than on primary insurance due to the low premium rates.

       CMAC has recently begun an initiative to provide insurance on "Alternative A" mortgage product, which is non-conforming to Fannie Mae and Freddie Mac standards due to documentation or credit issues, but is acceptable to be insured based on analysis by CMAC's proprietary mortgage scoring model. CMAC will generally charge a higher premium rate on such loans to compensate for the additional risk, and will restrict the program to loans that meet the standards set by CMAC's credit policy. Many such loans will be priced on a "risk-based" method which takes many borrower, property and loan characteristics into account in order to arrive at an acceptable pricing level. CMAC expects to insure no more than 10% of its primary insurance business in this Alternative A product in 1998 and the business will be closely monitored for quality and performance.

       Net investment income for the first nine months of 1997 was $24.9 million, a 12.9% increase compared to $22.1 million for the first nine months of 1996 and for the third quarter of 1997, net investment income was $8.4 million as compared to $7.6 million in the same period of 1996, a 10.5% increase. These increases were a result of continued growth in invested assets primarily due to positive operating cash flow. The Company continues to invest new operating cash flow in tax-advantaged securities, primarily municipal bonds, but is examining a more optimal portfolio allocation that could include a limited percentage of investments in equities, convertible securities or other types of bonds.

       The provision for losses in the first nine months of 1997 was $85.2 million, an increase of 29.6% compared to $65.7 million in 1996, and for the third quarter of 1997, the provision was $30.2 million as compared to $23.8 million for the third quarter of 1996, an increase of 26.8%. These increases reflect the significant growth and maturation of CMAC's book of business over

                  CMAC INVESTMENT CORPORATION AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION
                                   (CONTINUED)

the past several years, the continued adverse experience of California loans, and the relatively poor early experience of certain "affordable housing" program loans insured starting in 1994. Although the ultimate performance of the books of business that originated since 1994 cannot yet be determined, it appears that the ultimate loss levels will be higher than average, partially due to the presence of these "affordable housing" loans. Certain underwriting changes were implemented near the end of 1996 to compensate for the factors that contributed to the early default experience on these "affordable housing" loans; however, it is too early to determine the impact of such changes. CMAC's overall default rate at September 30, 1997 was 1.9% as compared to 2.1% at December 31, 1996. The number of defaults rose from 10,127 at December 31, 1996 to 11,606 at September 30, 1997 and the average loss reserve per default rose from $10,685 at the end of 1996 to $11,725 at September 30, 1997. This increase in average loss reserve per default reflected the Company's continued implementation of a more conservative reserve calculation for certain loans in default perceived as having a higher risk of claim incidence. In addition, an increase in the coverage percentage on loans originated beginning in 1995 has necessitated a higher reserve balance on loans in a default status due to the increased ultimate exposure on these loans. The default rate in California declined to 3.8% (including pool) at September 30, 1997 as compared to 4.0% at December 31, 1996 and claims paid in California for the first nine months of 1997 were $36.3 million, representing approximately 58.7% of total claims.

       Policy acquisition costs in the first nine months of 1997 were $23.2 million, an increase of 16.5% compared to $19.9 million in the same period of 1996. For the third quarter of 1997, these expenses were $8.0 million, an increase of 18.0% compared to $6.8 million for the second quarter of 1996. This reflects increases in sales- and underwriting-related expenses relating to the Company's continued market share expansion and the development of the Company's marketing infrastructure needed to support a focus on larger, national mortgage lenders in order to take advantage of the widespread consolidation occurring in the mortgage lending industry. Other operating expenses for the nine months ended September 30, 1997 were $19.0 million, an increase of 20.3% compared to $15.8 million for the same period in 1996, and these expenses were $6.7 million for the third quarter of 1997 as compared to $5.3 million for the third quarter of 1996, an increase of 26.7%. Much of the increase continued to result from an expansion of the Company's technology efforts and an increase in expenses associated with the company's ancillary services, specifically contract underwriting. Some of these additional contract underwriting expenses were correspondingly offset by increases to other income, which rose 20.5% from $2.9 million for the nine months ended September 30, 1996 to $3.5 million for the same period in 1997, although the main purpose of the contract underwriting effort is to support the sales effort by generating incremental mortgage insurance business. During the first nine months of 1997, loans underwritten via contract underwriting accounted for 29% of applications, 25% of insurance commitments, and 22% of certificates issued by CMAC.

       The effective tax rate for the nine months ended September 30, 1997 was 26.8% and this rate was 27.2% for the quarter ended September 30, 1997. This compares to 24.9% and 25.3%, respectively, for the nine months and quarter ended September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

       CMAC's sources of funds consist primarily of premiums and investment income. Funds are applied primarily to the payment of CMAC's claims and operating expenses.

       Cash flows from operating activities for the nine months ended September 30, 1997 were $65.3 million as compared to $60.3 million for the same period of 1996. This increase consisted of an increase in net premiums written and investment income received, partially offset by an increase in claims paid and operating expenses. Monthly premiums, which now constitute about 95% of new business, have negatively impacted cash flow in the short term although long-term cash flow is not expected to be materially affected. Positive cash flows are invested pending future payments of claims and other expenses; cash flow shortfalls, if any, are funded through sales of short-term investments and certain other investment portfolio securities.

       Common stockholders' equity increased from $356.3 million at December 31, 1996 to $410.1 million at September 30, 1997. This increase was primarily a result of net income of $55.1 million and common stock of $3.0 million issued due to the exercise of stock options, partially offset by dividends of $4.5 million.

       As of September 30, 1997, the Company and its subsidiaries had purchased computer equipment designed to upgrade and enhance their computer systems and technological capabilities totaling $1.3 million. These upgraded computer systems were needed to support CMAC's newly structured centralized processing operations as well as the redesigned disaster recovery plan that was implemented in conjunction with the centralized system.

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



                                         CMAC INVESTMENT CORPORATION







Date:    November 14, 1997                    C.  Robert Quint
                                ----------------------------------------------
                                              C.  Robert Quint
                                Senior Vice President, Chief Financial Officer
                                         (Principal Accounting Officer)