Form 10-K405
period 1997-12-31
CMAC INVESTMENT CORP
filed 1998-03-31
CIK 890926

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR

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

                   1601 MARKET STREET, PHILADELPHIA, PA 19103
          (Address of principal executive offices, including zip code)

                                 (215) 564-6600
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                                              NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                              ON WHICH REGISTERED
              -------------------                             ---------------------
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

     The following documents have been incorporated by reference in this Form 10-K, as indicated:

                                                     PART AND ITEM NUMBER OF FORM 10-K
                  DOCUMENT                                INTO WHICH INCORPORATED
                  --------                           ---------------------------------
1. 1997 Annual Report to Stockholders                Items 5 through 8 of Part II
2. Proxy Statement for the 1998 Annual               Items 10 through 13 of Part III
   Meeting of Stockholders

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 22,609,365 shares of Common Stock, $.001 par value, outstanding on March 25, 1998, and the aggregate market value of the voting stock held by non-affiliates of the registrant is 1,502,109,687.
================================================================================

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     CMAC Investment Corporation (the "Company") provides, through its wholly owned subsidiary, Commonwealth Mortgage Assurance Company ("CMAC"), private mortgage insurance coverage in the United States to residential mortgage lenders. Private mortgage insurance protects lenders from default-related losses on residential first mortgage loans made to home buyers who make down payments of less than 20% of the home's purchase price. Private mortgage insurance also facilitates the sale of such mortgage loans in the secondary mortgage market, principally to the Federal Home Loan Mortgage Corporation ("Freddie Mac") and Fannie Mae. CMAC is restricted, generally by state insurance laws and regulations and the eligibility requirements of Fannie Mae and Freddie Mac, to providing insurance on residential first mortgage loans only. CMAC currently offers two principal types of private mortgage insurance coverage: "primary" and "pool". At December 31, 1997, primary insurance and pool insurance represented 94.4% and 5.6%, respectively, of CMAC's direct risk in force, and this proportion is not expected to change materially in the future, although the volume of pool insurance written increased significantly in 1997 and is expected to continue at similar levels in 1998.

     CMAC has been engaged in the mortgage insurance business since 1977. The Company acquired all of the outstanding common stock of CMAC in October 1992 in order to facilitate the initial public offering of the Company's common stock. In the offering, the Company's sole stockholder, Commonwealth Land Title Insurance Company ("Commonwealth"), then an indirect subsidiary of Reliance Group Holdings, Inc. ("Reliance"), sold all of the shares of common stock of the Company owned by it. As a result of the offering, which was completed in November 1992, the Company became an independent public company.

Primary Insurance

     Primary insurance provides mortgage default protection on individual loans at a specified coverage percentage which is applied to the unpaid loan principal, delinquent interest and certain expenses associated with the default and subsequent foreclosure (collectively, the "claim amount"). CMAC's obligation to an insured lender in respect of a claim is determined by applying the appropriate coverage percentage to the claim amount. CMAC's "risk" on each insured loan is the loan amount multiplied by the coverage percentage. Most of CMAC's current business is written with 30% coverage on loans with a loan-to-value ("LTV") ratio of 90.01% or higher and 25% coverage on loans with an LTV ratio between 85.01% and 90%. As of December 31, 1997, approximately 60% of CMAC's insurance in force has such "deeper coverage". Under its master policy, CMAC has the option (which is infrequently used) of paying the entire claim amount and taking title to the mortgaged property, or paying the coverage percentage in full satisfaction of its obligations under the insurance written.

Pool Insurance

     Pool insurance differs from primary insurance in that the exposure on pool insurance is not limited to a specific coverage percentage on each individual loan. There is an aggregate exposure limit ("stop loss") on a "pool" of loans which is generally between 1% and 10% of the initial aggregate loan balance. Modified pool insurance has a stop loss like pool insurance, but also has exposure limits on each individual loan. The use of modified pool insurance is much more limited than traditional pool insurance.

     CMAC offers pool insurance on a selected basis to various state housing finance agencies on the collateral for their bond issues, as a credit enhancement to mortgage loans included in mortgage-backed securities or in whole loan sales, and in certain other specific situations. Recently, CMAC has begun to offer pool insurance on mortgage product sold to Freddie Mac and Fannie Mae by CMAC's primary insurance customers ("GSE Pool"). This pool insurance has a very low stop loss, generally 1.0% to 1.5%, and the insured pools contain loans with and without primary insurance. Premium rates on this business are significantly lower than primary insurance rates and therefore the expected profitability on this business is lower than that of primary insurance. The volume of such business increased significantly in 1997 due to the strong demand for this product from CMAC's customers. During 1997, CMAC had pool risk written of $264.5 million relating specifically to GSE Pool business. It is expected that CMAC will write a similar amount of such pool insurance in 1998. It is CMAC's current intention to limit net pool risk in force to approximately 5% of CMAC's total risk in force. New premiums written for pool insurance were $4.8 million in 1997, $2.1 million in 1996 and $1.6 million in 1995.

Structured Transactions

     CMAC, from time to time, engages in structured transactions which may include either primary insurance, pool insurance or some form of combination. A structured transaction generally involves insuring a large pool of seasoned loans or issuing a commitment to insure new loan originations under negotiated terms. Some structured transactions contain a risk-sharing component under which the insured assumes a first-loss position or shares in losses in some other manner. The amount of new premiums written in structured transactions by CMAC in 1997, 1996 and 1995 were $300,000, $400,000 and $1.3 million, respectively.

Revenue Sharing Products

     CMAC and the industry have recently begun to offer financial products to their customers that are designed to allow the customer to participate in the risks and rewards of the mortgage insurance business. One such product is captive reinsurance, in which a mortgage lender sets up a mortgage reinsurance company that assumes part of the risk associated with that lenders' insured book of business. In most cases, the risk assumed by the reinsurance company is an excess layer of aggregate losses that would be penetrated only in a situation of adverse loss development. CMAC had one captive reinsurance agreement in place at December 31, 1997 and expects to enter into several new agreements in 1998. Another revenue sharing product is a performance note ("SUPER Note"), which allows a mortgage lender to invest a portion of capital needed to support its insured mortgage insurance book and to receive a return on investment that approximates the return that CMAC achieves on that same book of business. At December 31, 1997, CMAC had $34,000 of outstanding SUPER Notes and plans to issue many more in 1998. The aggregate amount of captive reinsurance and SUPER Note business is not expected to have a material financial impact on CMAC's balance sheet or financial results in 1998.

CUSTOMERS

     Mortgage originators such as mortgage bankers, mortgage brokers, commercial banks and savings institutions are CMAC's principal customers, although mortgage borrowers generally bear the cost of primary insurance coverage. CMAC does, on a limited basis, offer lender-paid mortgage insurance whereby mortgage insurance premiums are charged to the mortgage lender or loan servicer. On the lender-paid product, the interest rate to the borrower is usually higher to compensate for the mortgage insurance premium that the lender is paying. In 1997, approximately 3% of CMAC's primary insurance was done on a lender-paid basis.

     To obtain primary insurance from CMAC, a mortgage lender must first apply for and receive a master policy from CMAC. CMAC's approval of a lender as a master policyholder is based, among other factors, upon an evaluation of the lender's financial position and its management's demonstrated adherence to sound loan origination practices.

     The number of primary individual policies in force at December 31, 1997, 1996 and 1995 was 441,605, 382,243 and 321,090, respectively.

     CMAC's top 10 customers were responsible for 28.4% of new primary risk written in 1997 compared to 21.8% and 24.7% for the years ended December 31, 1996 and 1995, respectively. The largest single customer of CMAC (including branches and affiliates of such customer), measured by risk written, accounted for 4.9% of new primary risk written during 1997 compared to 4.0% and 4.2% for the years ended December 31, 1996 and 1995, respectively.

SALES, MARKETING AND COMPETITION

Sales and Marketing

     CMAC employs a field sales force of approximately 100 persons, organized into three divisions, providing local sales representation throughout the United States. During 1997, CMAC reorganized by reducing the number of divisions from six to three and introducing the new position of Area Sales Manager in order to provide more direct supervision of the field sales force. Each of the three divisions is supervised by a Divisional Sales Manager who is directly responsible for several Area Sales Managers. The Area Sales Managers are responsible for managing a small sales force in different areas within the division. CMAC sales personnel are compensated by salary, commissions on new insurance written and a production incentive based on the achievement of various goals. During 1998, these goals will be related to volume, market share, change in market share and business quality as measured by CMAC's mortgage scoring model. In early 1997, CMAC expanded its effort to serve larger national accounts, which have become a more integral part of the mortgage insurance market due to consolidation in the mortgage lending industry. Two dedicated national account positions were created and a more focused effort to support national accounts was implemented. CMAC intends to keep adding to this effort in 1998 with at least one additional dedicated position.

Competition

     CMAC and other private mortgage insurers compete directly with various federal government agencies, principally the Federal Housing Administration ("FHA"). In addition to competition from federal agencies, CMAC and other private mortgage insurers face competition from state-supported mortgage insurance funds.

     The private mortgage insurance industry consists of CMAC and seven other active mortgage insurance companies. During 1997, CMAC was the fifth largest private mortgage insurer and had, according to industry data, a market share of new primary mortgage insurance written of 11.2%.

UNDERWRITING PRACTICES

     CMAC considers effective risk management to be critical to its long-term financial stability. Market analysis, prudent underwriting, the use of automated risk evaluation models, quality control and customer service are all important elements of CMAC's risk management process.

Underwriting Personnel

     In addition to a centralized National Underwriting department in the home office, each of CMAC's service divisions has a Divisional Service Manager responsible for evaluating risk and managing all underwriting field staff in the region. CMAC employs an underwriting and support staff of approximately 321, who are located in CMAC's 25 service centers. Additionally, CMAC has two agency operations in place.

Underwriting Process

     CMAC has generally accepted applications for primary insurance (other than in connection with structured transactions) under three basic programs: the traditional fully documented program, a limited documentation program and the delegated underwriting program. Programs that involve less than fully documented file submissions have become more prevalent in recent years. In order to meet this demand, in the fourth quarter of 1996, CMAC introduced to the marketplace a new concept in mortgage insurance underwriting and processing. This process is referred to as "ExpressTrac(sm)". A lender utilizing ExpressTrac can submit loans to CMAC for insurance with abbreviated levels of documentation based on the type of loan being submitted for insurance. During 1997, 16% of the commitments issued for primary insurance were received by CMAC under the ExpressTrac program. ExpressTrac is not a delegated underwriting program. Rather, CMAC has agreed to underwrite certain loans with less documentation by relying upon a scoring model created during 1996 referred to as "Prophet Score(sm)" (described below). The ExpressTrac program also allows for a reduction in standard premium rates (4 basis points) for loans having FICO credit scores

(described below) of 680 or greater. During 1997, 48% of the commitments issued by CMAC for primary insurance received this discounted rate.

Delegated Underwriting

     CMAC has a delegated underwriting program with certain customers. CMAC's delegated underwriting program, which was implemented in 1989, currently involves only lenders that are approved by CMAC's risk management department. Delegated underwriting programs allow the lender's underwriters to commit CMAC to insure loans based on agreed upon underwriting guidelines. CMAC routinely audits loans submitted under these programs. As of December 31, 1997, approximately 33% of the primary loans on CMAC's books were originated on a delegated basis and during 1997, 55% of the primary loans insured by CMAC were originated on a delegated basis. This compares to 20% and 49%, in 1996.

Automated Underwriting

     In 1994, CMAC installed an automated underwriting system which uses artificial intelligence technology to assist its underwriting staff in the processing of loan files. The system allows the underwriter to eliminate the rudimentary underwriting steps and to focus on key aspects of the loan file, with the ultimate goal of increasing underwriting efficiency while maintaining the same level of risk exposure. During 1995, the system was fully integrated into the CMAC underwriting process and improved efficiency was realized. In 1996, CMAC further enhanced the automated underwriting system by adding its Prophet Score model to the automated underwriting systems' decision making process. Direct connections between the CMAC network and Fannie Mae's Desktop Underwriter and Freddie Mac's Loan Prospector systems were implemented in January, 1998.

Mortgage Scoring Models

     During the last few years, the use of scoring mechanisms to predict loan performance has become prevalent in the marketplace, especially with Freddie Mac's advocacy of the use of credit scores in the mortgage loan underwriting process. The use of credit scores was pioneered by Fair Isaac and Company and became popular in the mid-1980s. The FICO model calculates a score based on a borrower's credit history. This credit score based "scorecard" is used to predict the future performance of a loan over a one or two year time horizon. The higher the credit score the lower the likelihood that a borrower will default on a loan. CMAC's Prophet Score begins with a FICO score then adds specific additional data regarding the borrower, the loan and the property. It is this additional mortgage data that expands the integrity of CMAC's Prophet Score over the entire life of the loan. In addition to the Prophet Score, our housing analysts regularly review major metropolitan areas to assess the impact that key indicators such as housing permits, employment trends, and median home sale prices have on local lending. The healthier the real estate market, the lower the risk. CMAC refers to this score as a GEOScore. Beginning in October, 1996, the Prophet Score and GEOScore appeared on each insurance commitment that CMAC issued.

Alternative A Loans

     An increasingly popular form of mortgage lending is in the area of sub-prime loans. Two subsets of this category in which CMAC has recently become involved are Alternative A loans and A minus loans. Alternative A borrowers have an equal or better credit profile than CMAC's typical insured borrowers, but these loans are underwritten with reduced documentation and verification of information. CMAC typically charges a higher premium rate for this business due to the reduced documentation, but does not consider this business to be significantly more risky than its normal primary business. Alternative A loans made up approximately 1% of primary insured business in 1997. The A minus loan programs typically have non-traditional credit standards which are less stringent than standard credit guidelines. This market was created as an avenue to homeownership for borrowers who had not properly maintained their credit profile over time. CMAC receives a significantly higher premium for insuring this product that is commensurate with the additional default risk and is often a variable rate based on Prophet Score. During 1997, less than 1% of CMAC's primary insurance written was done on A minus loans. CMAC intends to limit its participation in the sub-prime market to Alternative A and A minus loans rather than "B" or "C" (lower credit) loans and to limit the business insured to specific targeted lenders with proven good results and servicing experience in this area.

Contract Underwriting

     CMAC utilizes its underwriting skills to provide an outsource contract underwriting service to its customers. For a fee, CMAC underwrites fully documented underwriting files for secondary market compliance, while at the same time assessing the file for mortgage insurance, if applicable. During the fourth quarter of 1997, CMAC introduced its automated underwriting service on a pilot basis. This service offers customers access to Fannie Mae's Desktop Underwriter and Freddie Mac's Loan Prospector. Contract underwriting has increased in popularity among CMAC's customers over the last few years. During 1997, loans underwritten via contract underwriting accounted for 29% of applications, 25% of commitments for insurance and 22% of insurance certificates issued by CMAC. CMAC often gives recourse to its customers on loans it underwrites for compliance. If the loan does not meet agreed upon guidelines and is not salable in the secondary market for that reason, CMAC agrees to remedy the situation either by placing mortgage insurance coverage on the loan or by purchasing the loan. During 1997, less than 1% of all loans were subject to these remedies and the costs associated with these remedies were negligible. There is no assurance that these low levels will continue in the future.

RATINGS

     CMAC, along with other active private mortgage insurers, has its claims-paying ability and financial strength rated by Standard & Poor's ("S&P"), Moody's Investors Service, Inc. ("Moody's") and Duff & Phelps Credit Rating Company ("DCR"). These ratings are an indication to a mortgage insurer's customers of the insurer's present financial strength and its capacity to honor its future claims payment obligations. Ratings are generally considered critical to an insurer's ability to compete for new insurance business. Currently, CMAC is rated "AA" by S&P and DCR, and "Aa3" by Moody's.

REINSURANCE

     CMAC reinsures all direct insurance in force under an excess of loss reinsurance program which CMAC considers to be an effective catastrophic reinsurance coverage. This program originally utilized three reinsurers, but beginning on January 1, 1995, the program was reduced to one reinsurer. The reinsurer is responsible for 100% of CMAC's covered losses in excess of CMAC's retention. CMAC's annual retention is determined by a formula which contains variable components. The estimated 1998 retention is approximately $410 million of loss. The reinsurer's aggregate annual limit of liability is also determined by a formula with variable components and is currently estimated to be $80 million. If the reinsurer decides not to renew the reinsurance arrangement and is not replaced by CMAC, the nonrenewing reinsurer must provide six years of runoff coverage. There is an overall aggregate limit of liability applicable to any runoff period equal to four times the annual limit in effect for the calendar year of such nonrenewal. For 1998, this aggregate limit is estimated to be $320 million.

     The excess of loss reinsurance program also provides restrictions and limitations on (i) payment of dividends by CMAC; (ii) investments; (iii) mergers or acquisitions involving other private mortgage insurance companies; and (iv) reinsurance of exposure retained by CMAC.

     In addition, CMAC has entered into a variable quota-share ("VQS") treaty for primary risk in the 1994 to 1997 origination years and a portion of the pool risk written in 1997. In this treaty, quota-share loss relief is provided at varying levels ranging from 7.5% to 15.0% based upon the loss ratio on the reinsured book. The higher CMAC's loss ratio, the greater the potential reinsurance relief which protects CMAC in adverse loss situations. A ceding commission is paid by the reinsurer to CMAC and the agreement is noncancelable for ten years by either party. As of December 31, 1997, the risk in force covered by the VQS treaty was approximately $8.7 billion, or approximately 81% of CMAC's primary risk in force and $100 million, or approximately 17% of CMAC's pool risk in force. It is CMAC's present intention to reinsure a specific portion of its pool insurance risk in 1998 under a new reinsurance treaty and not cede any additional business pursuant to the VQS treaty for the 1998 origination year.

DEFAULTS AND CLAIMS

Defaults

     The default and claim cycle on loans which have private mortgage insurance begins with the insurer's receipt from the lender of notification of a default on an insured loan. The master policy requires lenders to notify CMAC of an uncured default on a mortgage loan within 75 days (45 days for an uncured default in the first year of the loan), although many lenders do so earlier. The recent trend has been earlier notification of defaults by servicers. The incidence of default is affected by a variety of factors, including change in borrower income, unemployment, divorce and illness, the level of interest rates and general borrower creditworthiness. Defaults that are not cured result in claims to CMAC. Borrowers may cure defaults by making all delinquent loan payments or by selling the property and satisfying all amounts due under the mortgage.

     The following table shows the number of primary and pool loans insured, related loans in default and the percentage of loans in default (default rate) as of the dates indicated:

                                                   DEFAULT STATISTICS
                                                       DECEMBER 31
                                   ---------------------------------------------------
                                    1997       1996       1995       1994       1993
                                    ----       ----       ----       ----       ----
PRIMARY INSURANCE:
  Insured loans in force.........  441,605    382,243    321,090    261,750    228,884
  Loans in default(1)............   10,245      9,115      6,734      5,377      5,206
  Percentage of loans in
     default.....................      2.3%       2.4%       2.1%       2.1%       2.3%
POOL INSURANCE(2):
  Insured loans in force.........  236,101     93,531     43,969     31,658     33,691
  Loans in default(1)............    2,114      1,012        595        549        474
  Percentage of loans in
     default.....................      0.9%       1.1%       1.4%       1.7%       1.4%

---------------
(1) Loans in default exclude those loans forty-five days past due or less and loans in default for which CMAC feels it will not be liable for a claim payment.

(2) Includes traditional and modified pool insurance.

     Regions of the United States may experience different default rates due to varying economic conditions. The following table shows the default rates by CMAC region as of the dates indicated, including both primary and pool loans.

                                                    DEFAULT RATES BY CMAC REGION
                                                            DECEMBER 31
                                                ------------------------------------
                                                1997    1996    1995    1994    1993
                                                ----    ----    ----    ----    ----
North.........................................  2.51%   2.64%   2.56%   2.59%   2.53%
East..........................................  3.11    3.38    3.34    3.36    3.76
Southeast.....................................  2.35    2.10    1.53    1.51    1.72
Midwest.......................................  1.16    1.28    1.12    0.61    0.92
Southwest.....................................  1.84    1.61    1.38    1.35    1.69
West..........................................  2.42    2.87    2.52    2.14    2.01
Alaska........................................  1.02    0.45    0.74    0.67    1.04

     As of December 31, 1997, default rates for CMAC's two largest states measured by risk in force, California and Florida, were 3.6% and 3.8%, respectively, compared to 4.0% and 3.2% at December 31, 1996. The increase in the Florida default rate is due primarily to the increased "affordable housing" business done in Florida since 1994 and the relatively high default development on such business.

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

     Claim activity is not evenly spread through the coverage period of a book of business. Relatively few claims are received during the first two years following issuance of the policy. This is followed by a period of rising claims which, based on industry experience, has historically reached its highest level in the third through fifth years after the year of loan origination. Thereafter, the number of claims received has historically declined at a gradual rate, although the rate of decline can be affected by conditions in the economy. Approximately 62% of CMAC's primary risk in force and most of CMAC's pool risk in force at December 31, 1997 had not yet reached its anticipated highest claim frequency years. CMAC's cumulative claim incidence on insurance written, determined four years after policy issuance, was 2.0% for insurance written in 1991, 1.5% for insurance written in 1992, and 1.5% for insurance written in 1993. Certain "affordable housing" loans insured in 1994 and 1995 have experienced higher than normal early default and claim rates, although it is too early to determine how much higher the eventual claim rates on such loans will be compared to prior books of business. Many of the reasons for these early defaults have been addressed in the underwriting of such loans in 1996 and 1997.

LOSS MITIGATION

     Once a default notice is received, CMAC attempts to mitigate its loss. The CMAC loan workout department consists of 30 employees, including 17 full-time workout specialists. Through proactive intervention with insured lenders and borrowers, CMAC attempts to reduce the number and severity of CMAC's claim payments. Loss mitigation techniques include pre-foreclosure sales, extensions of credit to certain borrowers to reinstate insured loans, loan modifications and deficiency settlements with borrowers. CMAC considers its loss mitigation efforts to be an effective way to reduce net claim payments.

HOMEOWNERSHIP COUNSELING

     In 1995, CMAC established a Homeownership Counseling Center (the "Center") to work with borrowers receiving insured loans under Community Homebuyer, 97% loan-to-value ("97s") or other "affordable housing" programs. CMAC considers this counseling to be very important to the future success of those particular borrowers with regard to sustaining their mortgage payments. In addition, the Center counsels such borrowers early in the default process in an attempt to help cure the loan and assist the borrower in meeting their mortgage obligation. During 1996, after reviewing results of analyses showing loans counseled by the Center were performing better than those counseled by others, CMAC took the proactive step of requiring that counseling on loans it insures be done by the Center or by a counseling entity that CMAC has reviewed and approved.

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

Geographic Dispersion

     The following tables reflect the percentage of direct primary risk in force on CMAC's book of business (by location of property) for the top ten states and top 15 metropolitan statistical areas ("MSAs") as of December 31, 1997 and 1996:

TOP TEN STATES                                                1997    1996
--------------                                                ----    ----
California..................................................  18.6%   19.8%
New York....................................................   8.4     8.3
Florida.....................................................   8.3     8.8
Texas.......................................................   5.5     5.8
Georgia.....................................................   5.0     5.0
Pennsylvania................................................   4.5     4.8
New Jersey..................................................   4.5     4.4
Arizona.....................................................   4.3     4.3
Maryland....................................................   2.6     2.7
Tennessee...................................................   2.5     2.6
                                                              ----    ----
          Total.............................................  64.2%   66.5%
                                                              ====    ====

TOP FIFTEEN MSAs                                              1997    1996
----------------                                              ----    ----
Los Angeles, CA.............................................   5.3%    5.5%
Atlanta, GA.................................................   3.9     4.1
Phoenix, AZ.................................................   3.5     3.5
Philadelphia, PA............................................   3.2     3.5
New York, NY................................................   3.0     2.9
Nassau/Suffolk, NY..........................................   2.7     2.7
Washington, DC-MD-VA........................................   2.5     2.6
Orange County, CA...........................................   2.2     2.3
Chicago, IL.................................................   2.1     2.1
Riverside-San Bernadino, CA.................................   1.8     1.9
Dallas, TX..................................................   1.8     1.7
Tampa-St. Petersburg, FL....................................   1.5     1.7
Boston, MA..................................................   1.5     1.7
Miami, FL...................................................   1.4     N/A
Ft. Lauderdale, FL..........................................   1.4     1.4
Oakland, CA.................................................   N/A     1.4
                                                              ----    ----
          Total.............................................  37.8%   39.0%
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

     The following table reflects the percentage of direct risk in force (as determined on the basis of information available on the date of mortgage origination) by the categories indicated as of December 31, 1997 and 1996.

                              DIRECT RISK IN FORCE

                                                               1997       1996
                                                               ----       ----
Product Type:
  Primary...................................................     94.4%     96.1%
  Pool(1)...................................................      5.6       3.9
                                                              -------    ------
                                                                100.0%    100.0%
                                                              =======    ======

                          DIRECT PRIMARY RISK IN FORCE

                                                               1997       1996
                                                               ----       ----
Direct Primary Risk in Force (dollars in millions)..........  $10,692    $8,352
Lender Concentration:
  Top 10 lenders (by original applicant)....................     24.0%     20.7%
  Top 20 lenders (by original applicant)....................     33.6%     29.2%
LTV:
  95.01% to 97.00%..........................................      2.6%      2.2%
  90.01% to 95.00%..........................................     45.4      44.1
  85.01% to 90.00%..........................................     46.0      46.7
  85.00% and below..........................................      6.0       7.0
                                                              -------    ------
          Total.............................................    100.0%    100.0%
                                                              =======    ======
Loan Type:
  Fixed.....................................................     82.9%     80.6%
  Adjustable rate mortgage ("ARM") (fully indexed)(2).......     14.7      16.7
  ARM (potential negative amortization)(3)..................      2.4       2.7
                                                              -------    ------
          Total.............................................    100.0%    100.0%
                                                              =======    ======
Mortgage Term:
  15 years and under........................................      3.4%      3.9%
  Over 15 years.............................................     96.6      96.1
                                                              -------    ------
          Total.............................................    100.0%    100.0%
                                                              =======    ======
Property Type:
  Non-condominium (principally single-family detached)......     95.7%     95.2%
  Condominium or cooperative................................      4.3       4.8
                                                              -------    ------
          Total.............................................    100.0%    100.0%
                                                              =======    ======
Occupancy Status:
  Primary residence.........................................     97.2%     97.4%
  Second home...............................................      1.1       0.9
  Non-owner occupied........................................      1.7       1.7
                                                              -------    ------
          Total.............................................    100.0%    100.0%
                                                              =======    ======

                                                               1997       1996
                                                               ----       ----
Mortgage Amount:
  $200,000 or less..........................................     88.4%     89.7%
  Over $200,000.............................................     11.6      10.3
                                                              -------    ------
          Total.............................................    100.0%    100.0%
                                                              =======    ======
Loan Purpose:
  Purchase..................................................     84.0%     83.1%
  Refinance.................................................     16.0      16.9
                                                              -------    ------
          Total.............................................    100.0%    100.0%
                                                              =======    ======

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

     One of the most important determinants of claim incidence is the relative amount of borrower's equity in the home, or down payment. The expectation of claim incidence on loans having an LTV ratio in excess of 90% ("95s") is approximately two times the expected claim incidence on loans with LTV ratios equal to or less than 90% and over 85% ("90s"). CMAC believes that the higher premium rates it charges on 95s adequately reflect the additional risk on these loans. The industry and CMAC began to insure 97s in 1995. These loans are expected to have a higher claim incidence than 95s; however, with proper counseling efforts and by limiting insurance on these loans to sensible affordable housing programs, it is CMAC's belief that the claim incidence should not be materially (more than one and one-half times) worse than on 95s, although this cannot be certain. Early defaults on 97s as compared to other loans have confirmed CMAC's expectations, although the eventual performance of these loans cannot yet be accurately projected. Premium rates on 97s are higher than on 95s to compensate for the additional risk and the higher expected frequency and severity of claims. The amount of 97s insured in 1997 and 1996 was between 3% and 4% of the total loans insured each year and the percentage of primary risk in force on insured 97s went from 2.2% at the end of 1996 to 2.6% at the end of 1997. The percentage of 97s written in 1998 should approximate the 1997 and 1996 figures.

     In recent years, CMAC has increased its insurance on mortgages identified by its customers as "affordable housing" loans. These loans are typically made to low- and moderate-income borrowers in conjunction with special programs developed by state or local housing agencies, Fannie Mae or Freddie Mac. Such programs usually include 95s and 97s and may require certain underwriting guidelines to be liberalized in order to achieve their objectives. CMAC's participation in these programs is dependent upon acceptable borrower counseling. Early default experience on these programs has been worse than non "affordable housing" loans, however CMAC does not believe the ultimate claims will materially affect its financial results due to the relatively small amount of such business combined with higher premium rates and risk-sharing elements.

     CMAC's claim frequency on insured ARMs has been higher than on all other loan types. The Company believes that the risk on ARM loans is greater than on fixed rate loans due to possible monthly payment increases if interest rates rise.

     The Company believes that 15-year mortgages present a lower level of risk than 30-year mortgages, primarily as a result of the faster amortization and the more rapid accumulation of borrower equity in the property. Premium rates for 15-year mortgages are lower to reflect the lower risk.

     The Company believes that the risk of claim is also affected by the type of property securing the insured loan. In the Company's opinion, loans on single-family detached housing are subject to less risk of claim incidence than loans on other types of properties. Conversely, loans on attached housing types, particularly condominiums and cooperatives, are generally considered by the Company to be a higher risk, due to the higher density of such properties and because a detached unit is the preferred housing type in most areas. CMAC's more stringent underwriting guidelines on condominiums and cooperatives reflect this higher expected risk.

     The Company believes that the risk of claim on relocation loans and loans originated by credit unions is extremely low and has begun to offer lower premium rates on such loans to compensate for the lower risk.

     The Company believes that loans on non-owner occupied homes purchased for investment purposes represent a substantially higher risk of claim incidence, and are subject to greater value declines than loans on either primary or second homes. CMAC underwrites loans on non-owner occupied homes more stringently, and sometimes requires that the investor indemnify CMAC directly for any loss suffered by CMAC. CMAC also charges a higher premium rate than the rate charged for insuring loans on owner occupied homes.

     The Company believes that higher priced properties experience wider fluctuations in value than moderately priced residences and that the income of many people who buy higher priced homes is less stable than that of people with moderate incomes. Underwriting guidelines for such higher priced properties reflect this concern.

INVESTMENT PORTFOLIO

     The Company's income from its investment portfolio is one of the Company's primary sources of cash flow to support its operations and claim payments.

     The Company follows an investment policy which, at a minimum, requires: (i) 95% of its investment portfolio to consist of cash equivalents and debt securities (including redeemable preferred stocks) which, at the date of purchase, were rated investment grade by a nationally recognized rating agency (e.g., "BBB" or better by S&P), and (ii) at least 50% of its investment portfolio (together with cash assets) to consist of cash, cash equivalents and debt securities (including redeemable preferred stocks) which, at the date of purchase, were rated the highest investment grade by a nationally recognized rating agency (e.g., "AAA" by S&P). In December 1997, the Company's investment policy was amended to permit investment in equity securities (including convertible debt and convertible preferred stock). This equity component is not permitted to exceed 20% of the total investment portfolio and the Company intends to begin investing in equity securities in 1998. In addition, all investments purchased in 1998 will be classified as available for sale in contrast to the existing portfolio which contains mostly held to maturity investments.

     At December 31, 1997, the Company's investment portfolio had a carrying value of $596.9 million and a market value of $626.9 million, including $11.0 million of short-term investments. At December 31, 1997, the Company's investment portfolio did not include any real estate or mortgage loans. It did include two private placement investment-grade preferred securities with a carrying value of $2.8 million. At December 31, 1997, 100% of the Company's investment portfolio (which excludes cash) consisted of cash equivalents and debt securities (including redeemable preferred stocks) rated investment grade.

     The Company's investment policies and strategies are subject to change depending upon regulatory, economic and market conditions and the then existing or anticipated financial condition and operating requirements, including the tax position, of the Company.

     The diversification of the Company's investment portfolio (other than short-term investments) at December 31, 1997 is shown in the table below:

                      INVESTMENT PORTFOLIO DIVERSIFICATION

                                                               DECEMBER 31, 1997
                                                     -------------------------------------
                                                     AMORTIZED
                                                       COST       FAIR VALUE    PERCENT(1)
                                                     ---------    ----------    ----------
                                                         (IN THOUSANDS)
Fixed maturities held to maturity:
  U.S. government securities(2)....................  $ 13,242      $ 13,710         2.7%
  State and municipal obligations(3)...............   474,699       504,221        97.3
                                                     --------      --------       -----
          Total....................................  $487,941      $517,931       100.0%
                                                     ========      ========       =====
Fixed maturities available for sale:
  U.S. government agency securities(2).............  $ 13,605      $ 14,169        14.8%
  Redeemable preferred stock(3)....................    78,344        83,793        85.2
                                                     --------      --------       -----
     Total.........................................  $ 91,949      $ 97,962       100.0%
                                                     ========      ========       =====

---------------
(1) Percentage of amortized cost.

(2) Substantially all of these securities are backed by the full faith and credit of the U.S. government.

(3) Consists of investment-grade securities.

     The following table shows the scheduled maturities of the securities held in the Company's investment portfolio at December 31, 1997:

                   INVESTMENT PORTFOLIO SCHEDULED MATURITY(1)

                                                                  DECEMBER 31, 1997
                                                              -------------------------
                                                                 CARRYING
                                                                  VALUE         PERCENT
                                                              --------------    -------
                                                              (IN THOUSANDS)
Short-term investments......................................     $ 11,027          1.9%
Less than one year..........................................        1,893          0.3
One to five years...........................................       54,892          9.2
Five to ten years...........................................      192,970         32.3
Over ten years..............................................      238,186         39.9
Mortgage-backed securities(2)...............................       14,169          2.4
Redeemable preferred stock (3)..............................       83,793         14.0
                                                                 --------       ------
          Total.............................................     $596,930        100.0%
                                                                 ========       ======

---------------
(1) Actual maturities may differ as a result of calls prior to scheduled maturity.

(2) Substantially all of these securities are backed by the Government National Mortgage Association ("GNMA").

(3) No stated maturity date.

     The following table shows the ratings of the Company's investment portfolio (other than short-term investments) as of December 31, 1997:

                       INVESTMENT PORTFOLIO BY S&P RATING

                                                                  DECEMBER 31, 1997
                                                              -------------------------
RATING(1)                                                     CARRYING VALUE    PERCENT
---------                                                     --------------    -------
                                                              (IN THOUSANDS)
Fixed maturities:
  U.S. government and agency securities.....................     $ 27,411          4.7%
  AAA.......................................................      363,164         62.0
  AA........................................................       77,909         13.3
  A.........................................................       51,782          8.8
  BBB.......................................................       22,443          3.8
  Not rated(2)..............................................       43,194          7.4
                                                                 --------        -----
          Total.............................................     $585,903        100.0%
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

     Mortgage insurers are generally restricted to writing residential mortgage guaranty insurance business only. This restriction essentially prohibits CMAC from using its capital resources in support of other types of insurance or non-insurance business. The non-insurance businesses of the Company, which consist of mortgage insurance related services, are not generally subject to regulation under state insurance laws.

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

     Because the Company is an insurance holding company and CMAC is a Pennsylvania insurance company, the Pennsylvania insurance laws regulate, among other things, certain transactions in the Company's Common Stock and certain transactions between CMAC, the other insurance subsidiaries and their parent or affiliates. Specifically, no person may, directly or indirectly, offer to acquire or acquire "control" of the Company, CMAC or the other insurance subsidiaries unless such person files a statement and other documents with the Pennsylvania Commissioner of Insurance and obtains the Commissioner's prior approval. The Commissioner may hold a public hearing on the matter. "Control" is presumed to exist if 10% or more of CMAC or another of the Company's insurance subsidiaries' voting securities is owned or controlled, directly or indirectly, by a person, although the Pennsylvania Commissioner of Insurance may find that "control" in fact does or does not exist where a person owns or controls a lesser amount of securities. In addition, material transactions between CMAC and the Company's other insurance subsidiaries and their parent or affiliates are subject to certain conditions, including that they be "fair and reasonable." These restrictions generally apply to all persons controlling or under common control with CMAC or the Company's other insurance subsidiaries. Certain transactions between the Company's insurance subsidiaries and their parent or affiliates may not be entered into unless the Pennsylvania Commissioner of Insurance is given 30 days prior notification and does not disapprove the transaction during such 30-day period.

     Dividends. The insurance laws of Pennsylvania establish a test limiting the maximum amount of dividends which may be paid without prior approval by the Pennsylvania Insurance Commissioner. Under such test, CMAC may pay dividends during any 12-month period in an amount equal to the greater of: (i) 10% of the preceding year-end statutory policyholders' surplus or (ii) the preceding year's statutory net income. In accordance with such restrictions, $93.4 million would be available for dividends in 1998. However, an amendment to the Pennsylvania statute, effective in 1994, requires that dividends and other distributions be paid out of an insurer's unassigned surplus. Because of the unique nature of the method of accounting for contingency reserves, CMAC has negative unassigned surplus. Thus, prior approval by the Pennsylvania Insurance commissioner is required for CMAC to pay dividends or make other distributions so long as CMAC has negative unassigned surplus. The Pennsylvania Insurance Commissioner has approved all distributions by CMAC since the passage of this amendment, and management has every expectation that the Insurance Department will continue to approve such distributions in the future, provided that the financial condition of CMAC does not materially change. The State of California has a statute requiring mortgage insurers to pay dividends or make other distributions out of unassigned surplus. CMAC and the California Department of Insurance have reached an understanding under which CMAC will be able to pay dividends or make other distributions to the Company provided that the financial condition of CMAC does not materially change.

     Risk to Capital. A number of states and Freddie Mac limit a private mortgage insurer's risk in force to 25 times the insurer's total policyholders' surplus (which includes the statutory contingency reserve), commonly known as the "risk-to-capital" requirement. As of December 31, 1997, CMAC's risk-to-capital ratio was 18.3 to 1, versus 18.4 to 1 in 1996.

     Reserves. For statutory reporting, each year CMAC is required to provide for additions to the contingency reserve in an amount equal to 50% of earned premiums. Such amounts cannot be withdrawn for a period of 10 years except under certain circumstances. The contingency reserve, designed to be a reserve against catastrophic losses, essentially restricts dividends and other distributions by CMAC. Prior to 1995, CMAC had included the contingency reserve as a component of policyholders' surplus. The Pennsylvania Insurance Department has determined that the contingency reserve should be classified as a liability in the statutory balance sheet rather than as a component of policyholders' surplus. In response to this determination, commencing in January 1995, CMAC began classifying the contingency reserve as a liability. At December 31, 1997, CMAC had policyholders' surplus of $148.1 million and a contingency reserve of $364.4 million.

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

     Federal Regulation

     RESPA. The origination or refinance of a federally regulated mortgage loan is a settlement service, and therefore subject to the Real Estate Settlement Practices Act of 1974, and the regulations promulgated thereunder (collectively, "RESPA"). In December 1992, regulations were issued which made clear that mortgage insurance is also a settlement service, and therefore, that mortgage insurers are subject to the provisions of Section 8(a) of RESPA, which generally prohibits persons from accepting anything of value for referring real estate settlement services to any provider of such services. Although many states prohibit mortgage insurers from giving rebates, RESPA has been interpreted to cover many non-fee services as well. HUD's interest in pursuing violations of RESPA has increased awareness of both mortgage insurers and their customers of the possible sanctions of this law.

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

     The active mortgage insurers, through their trade association, Mortgage Insurance Companies of America ("MICA"), entered into an agreement with the Federal Financial Institutions Examinations Council ("FFIEC") to report the same data on loans submitted for insurance as is required for most mortgage lenders under HMDA. The first report of HMDA-type data was collected by MICA from its members for the fourth quarter of 1993 and reported to the FFIEC in the first quarter of 1994. Subsequent reports of HMDA-type data for the mortgage insurance industry were submitted by MICA to the FFIEC in March 1995, 1996 and 1997. Management is not aware of any pending or expected actions by governmental agencies in response to the reports submitted by MICA to the FFIEC.

     MI Cancellation. From time to time, proposals have been advanced in both houses of Congress which would permit or require cancellation of mortgage insurance under certain conditions. In 1997, such proposals resulted in one bill that passed in the House of Representatives and another bill approved by the Senate. Such proposals would impose certain new requirements, the most significant of which would require termination of mortgage insurance when a loan's LTV ratio reaches a specified level, set at 78% in the Senate bill and 80% in the House of Representatives bill. Bills intending to accomplish the same result have also been introduced in several state legislatures. Such bills propose the automatic cancellation of mortgage insurance certificates upon the occurrence of a triggering event such as the reduction of the LTV ratio to a specified level, the aging of the loan for a specified number of years, or some combination. Additionally, Fannie Mae has indicated its intention to issue guidelines to its seller/servicers which would require the automatic cancellation of mortgage insurance with similar triggering parameters. The Company cannot predict if or when any of the foregoing legislation or guidelines will be adopted or effective, but if adopted, and depending upon the nature and extent of the cancellation parameters required, the persistency of CMAC's insured loans could be adversely affected. The Company feels that any possible outcome will have an immaterial impact on CMAC's insured book of business and on the Company's financial results.

Other Direct Regulation

     Freddie Mac and Fannie Mae

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

     From time to time, budgets proposed by the President have included proposals that would raise the FHA single-family loan limit. A similar proposal is expected to be included in President Clinton's proposed 1998-99 budget. The Company cannot predict when or if such a proposal will be adopted, but if adopted, demand for private mortgage insurance may be adversely affected.

     Proposals have been advanced which would allow Fannie Mae and Freddie Mac additional flexibility in determining the amount and nature of alternative recourse arrangements or other credit enhancements which they could utilize as substitutes for private mortgage insurance. The Company cannot predict if or when any of the foregoing legislation or proposals will be adopted, but if adopted and depending upon the nature and extent of revisions made, demand for private mortgage insurance may be adversely affected. There can be no assurance that other federal laws affecting such institutions and entities will not change, or that new legislation or regulations will not be adopted. In addition, Fannie Mae and Freddie Mac have entered into, and may in the future seek to enter into, alternative recourse arrangements or other credit enhancements based on their existing legislative authority.

     Political pressures to simplify the nation's tax code could, among other things, result in the partial or entire loss of the U.S. federal income tax deduction for mortgage loan interest, which could result in downward pressure on housing prices. Any reduction or loss of such deduction could reduce the volume of low down payment mortgages originated and private mortgage insurance written and adversely impact mortgage default patterns, and could materially affect the Company's business.

     Recent discussions with the Federal Trade Commission with regard to the adverse action disclosure provisions of the Fair Credit Reporting Act ("FCRA") have raised the possibility that CMAC will need to make certain changes to its loan servicing and tracking procedures in order to give FCRA adverse action notices directly to borrowers. The Company does not believe that such changes will have a material effect on its operations.

     There can be no assurance that the above-mentioned federal laws and regulations or other federal laws and regulations affecting lenders, private and governmental mortgage insurers, or purchasers of insured mortgage loans, will not be amended, or that new legislation or regulations will not be adopted, in either case, in a manner which will adversely affect the demand for private mortgage insurance.

YEAR 2000 ISSUE

     Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000. The Company has conducted an analysis of its systems and has concluded that all such systems will be Year 2000 compliant by the end of 1998. "Year 2000 compliant" means fault free performance in the processing of data and date related data (including, but not limited to, calculating, comparing and sequencing) by all hardware and software products, individually and in combination. Fault free performance must include the manipulation of data when dates are in the 20th or 21st century and must be transparent to the user. Nevertheless, in the event that third parties with whom the Company transacts business are not Year 2000 compliant, potential for an adverse effect on the Company's operations may remain. The Company is taking precautions to minimize this risk. The Company expects that its Year 2000 compliance program will not result in any material costs nor have any material impact on its financial condition.

EMPLOYEES

     At December 1997, CMAC had 607 employees, of which approximately one-third were located at its Philadelphia headquarters facility. CMAC's employees are not unionized and management considers employee relations to be very good.

ITEM 2.  PROPERTIES

     The Company leases approximately 59,000 square feet for its corporate headquarters in Philadelphia under leases which expire in 2003. In addition, CMAC leases space for its Divisional, Service Center and On-Site offices throughout the United States comprising approximately 57,000 square feet with leases expiring between 1997 and 2001. With respect to all facilities, the Company believes it will be able to obtain satisfactory lease renewal terms.

     The Company believes its existing properties are well utilized and are suitable and adequate for its present circumstances.

     The Company maintains a mini-computer network from its corporate data center located in its headquarters building to support its data processing requirements for accounting, claims, marketing, risk management, underwriting and non-insurance operations. In 1997, the Company centralized all computer operations. All the service centers are linked to the home office in Philadelphia via a high speed frame-relay network. The centralized environment is based on the Business Recovery Server (BRS) architecture. The BRS consists of two geographically dispersed, identical data centers. Each data center is currently running at 30% of capacity. Either data center is capable of supporting the entire company. The data centers are linked via a fibre-optic link allowing simultaneous data updates through disk shadowing. Each center is part of a separate power grid. This redundant configuration provides disaster tolerance and automatic back-up, resource sharing and fail-over.

ITEM 3.  LEGAL PROCEEDINGS

     CMAC is involved in certain litigation arising in the normal course of its business. CMAC is contesting the allegations in each pending action and believes, based on current knowledge and after consultation with counsel, that the outcome of such litigation will not have a material adverse effect on the Company's consolidated financial position and results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of 1996 to a vote of holders of the Company's common stock.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Information with respect to this item is included on the inside back cover of the Company's 1997 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     The information set forth in the tables on page 14 of the Company's 1997 Annual Report to Stockholders under the caption "Selected Financial and Statistical Data" is hereby incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information set forth on pages 32 through 35 in the Company's 1997 Annual Report to Stockholders under the caption "Management's Discussion and Analysis" is hereby incorporated by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated statements of income, of changes in common stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997, and the related consolidated balance sheets of the Company as of December 31, 1997 and 1996, together with the related notes thereto and the independent auditors' report, as well as the unaudited quarterly financial data, all set forth on pages 15 through 31 of the Company's 1997 Annual Report to Stockholders, are hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information on the directors and executive officers of the Registrant is included in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders, and is hereby incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     This information is included in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders, and is hereby incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     This information is included in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders, and is hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     This information is included in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders, and is hereby incorporated by reference.

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

     (b) Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended December 31, 1997.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES
                              (ITEMS 14(A)1 AND 2)

                                                                       PAGE
                                                              ----------------------
                                                                          ANNUAL
                                                              FORM       REPORT TO
                                                              10-K     STOCKHOLDERS*
                                                              -----    -------------
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated balance sheets at December 31, 1997 and 1996...   --         15
Consolidated statements of income for each of the three
  years in the period ended December 31, 1997...............   --         16
Consolidated statements of changes in common stockholders'
  equity for each of the three years in the period ended
  December 31, 1997.........................................   --         17
Consolidated statements of cash flows for each of the three
  years in the period ended December 31, 1997...............   --         18
Notes to consolidated financial statements..................   --        19-31
Independent auditors' report................................   --         31

FINANCIAL STATEMENT SCHEDULES
Independent auditors' report on financial statement
  schedules.................................................   24         --
     Schedule I -- Summary of investments -- other than
      investments in related parties (December 31, 1997)....   25         --
     Schedule III -- Condensed financial information of
      Registrant (December 31, 1997)........................  26-30       --
     Schedule VI -- Reinsurance (December 31, 1997).........   31         --

     All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements and notes thereto.
---------------

* Incorporated by reference from the indicated pages of the 1997 Annual Report to Stockholders.

                               INDEX TO EXHIBITS
                                 (ITEM 14(a)3)

  EXHIBIT
  NUMBER                                   EXHIBIT
  -------                                  -------
     3.1     --  Amended and restated Certificate of Incorporation of the
                 Company.(2)(Exhibit 3.1)
     3.2     --  Amended and restated by-laws of the Company.(4)(Exhibit 3.2)
     4.1     --  Specimen certificate for Common Stock.(1)(Exhibit 4.1)
     4.2     --  Certificate of Designations relating to $4.125 Preferred
                 Stock of the Company.(2)(Exhibit 4.2)
     4.3     --  Specimen certificate for $4.125 Preferred Stock of the
                 Company.(1)(Exhibit 4.3)
     4.4     --  Standstill and Voting Agreement dated October 27, 1992 between the Company and Reliance Group Holdings,
                 Inc.(2)(Exhibit 4.4)
    10.1     --  Service Agreement dated July 20, 1992, between Commonwealth
                 Mortgage Assurance Company and Commonwealth Land Title
                 Insurance Company.(1)(Exhibit 10.1)
    10.2     --  Amended Sublease Agreement dated June 15, 1993, between
                 Commonwealth Mortgage Assurance Company and Commonwealth
                 Land Title Insurance Company.(3)(Exhibit 10.2)
    10.3     --  Tax Indemnification Agreement dated October 28, 1992 among the Company, Commonwealth Land Title Insurance Company,
                 Reliance Insurance Company and Reliance Group Holdings,
                 Inc.(2)(Exhibit 10.3)
    10.4     --  Tax Allocation Agreement dated as of April 1, 1992, among
                 Reliance Insurance Company and certain of its subsidiaries, including Commonwealth Mortgage Assurance Company.(1)
                 (Exhibit 10.4)
    10.5     --  Employment Agreement dated August 1, 1992, between the
                 Company and Herbert Wender.(1)(8)(Exhibit 10.5)
    10.6     --  Form of Change of Control Agreement dated January 25, 1995, between the Company and each of Frank P. Filipps, Douglas J.
                 MacLeod, Harry A. Levine, Paul F. Fischer, C. Robert Quint,
                 and Thomas J. Shelly, Jr.(5)(8)(Exhibit 10.6)
   *10.7     --  Change of Control Agreements dated October 30, 1997, between the Company and both Howard S. Yaruss and William
                 Carroll.(8)
    10.8     --  CMAC Investment Corporation Pension Plan.(2)(8)
                 (Exhibit 10.8)
    10.9     --  CMAC Investment Corporation Savings Incentive Plan, as
                 amended and restated through January 1, 1994.(5)(8)
                 (Exhibit 10.9)
    10.10    --  CMAC Investment Corporation 1992 Stock Option Plan as
                 amended as of January 1, 1995.(5)(8)(Exhibit 10.10)
    10.11    --  CMAC Investment Corporation Equity Compensation Plan.
                 (5)(8)(Exhibit 10.11)
    10.12    --  Purchase Agreement dated October 29, 1992 between the
                 Company and Commonwealth Land Title Insurance Company
                 regarding $4.125 Preferred Stock.(2)(Exhibit 10.14)
    10.13    --  Registration Rights Agreement dated October 27, 1992 between the Company and Commonwealth Land Title Insurance
                 Company.(2)(Exhibit 10.15)
    10.14    --  Form of Commonwealth Mortgage Assurance Company Master
                 Policy.(1)(Exhibit 10.16)
    10.15    --  Risk-to-Capital Ratio Maintenance Agreement between the
                 Company and Commonwealth Mortgage Assurance Company
                 regarding matters relating to Moody's financial strength
                 rating as amended through October 22, 1993.(3)
                 (Exhibit 10.15)
    10.16    --  Reserve Account Agreement dated August 14, 1992, between the
                 Company and Commonwealth Mortgage Assurance Company
                 regarding $4.125 Preferred Stock.(1)(Exhibit 10.18)
    10.17    --  First Layer Binder of Reinsurance, effective March 1, 1992, among Commonwealth Mortgage Assurance Company, Commonwealth
                 Mortgage Assurance Company of Arizona, AXA Reinsurance SA.
                 (1)(Exhibit 10.19)
    10.18    --  Capital Mortgage Reinsurance Company Variable Quota Share
                 Reinsurance Agreement, effective January 1, 1994, between
                 Commonwealth Mortgage Assurance Company and its affiliates and Capital Mortgage Reinsurance Company.(4)(Exhibit 10.19)

  EXHIBIT
  NUMBER                                   EXHIBIT
  -------                                  -------
    10.19    --  Capital Reinsurance Company Reinsurance Agreement, effective
                 January 1, 1994, between Commonwealth Mortgage Assurance
                 Company and Capital Reinsurance Company.(4)(Exhibit 10.20)
    10.20    --  Capital Mortgage Reinsurance Company Variable Quota Share
                 Reinsurance Agreement, effective January 1, 1995, between
                 Commonwealth Mortgage Assurance Company and its affiliates and Capital Mortgage Reinsurance Company.(5)(Exhibit 10.20)
    10.21    --  Capital Mortgage Reinsurance Company Variable Quota Share
                 Reinsurance Agreement, effective January 1, 1996, between
                 Commonwealth Mortgage Assurance Company and its affiliates and Capital Mortgage Reinsurance Company.(6)(Exhibit 10.21)
    10.22    --  Amended form of Commonwealth Mortgage Assurance Company
                 Master Policy, effective June 1, 1995.(4)(Exhibit 10.22)
    10.23    --  Employment Agreement, dated December 30, 1994, between the
                 Company and James C. Miller.(4)(8)(Exhibit 10.21)
    10.24    --  CMAC Investment Corporation 1997 Employee Stock Purchase
                 Plan.(7)(Exhibit 10)
   *13.1     --  1997 Annual Report of the Company to Stockholders. Except to
                 the extent incorporated in this Annual Report on 10-K, this
                 Exhibit is not being "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise.
    22.1     --  Subsidiaries of the Company.(1)(Exhibit 22.1)
   *24.1     --  Consent of Deloitte & Touche.
   *27       --  Financial Data Schedule.

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

(6) Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit in the Registrant's Annual Report on Form 10-k filed March 31, 1997.

(7) Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit in the Registrant's Registration Statement on Form S-8 filed November 19, 1997 (File No. 333-40623).

(8) Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 1998.

                                          CMAC Investment Corporation

                                          By: /s/   FRANK P. FILIPPS
                                            ------------------------------------
                                                      Frank P. Filipps
                                               (principal executive officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 31, 1998 by the following persons on behalf of the registrant and in the capacities indicated.

                       NAME                                                 TITLE
                       ----                                                 -----
                /s/ HERBERT WENDER                           Chairman of the Board and Director
---------------------------------------------------
                  Herbert Wender

               /s/ FRANK P. FILIPPS                    President, Chief Executive Officer and Director
---------------------------------------------------
                 Frank P. Filipps

                /s/ C. ROBERT QUINT                    Senior Vice President, Chief Financial Officer
---------------------------------------------------            (principal accounting officer)
                  C. Robert Quint

                /s/ DAVID C. CARNEY                                       Director
---------------------------------------------------
                  David C. Carney

         /s/ CLAIRE M. FAGIN, PH.D., R.N.                                 Director
---------------------------------------------------
           Claire M. Fagin, Ph.D., R.N.

               /s/ JAMES W. JENNINGS                                      Director
---------------------------------------------------
                 James W. Jennings

                /s/ JAMES C. MILLER                                       Director
---------------------------------------------------
                  James C. Miller

                /s/ RONALD W. MOORE                                       Director
---------------------------------------------------
                  Ronald W. Moore

              /s/ ROBERT W. RICHARDS                                      Director
---------------------------------------------------
                Robert W. Richards

             /s/ ANTHONY W. SCHWEIGER                                     Director
---------------------------------------------------
               Anthony W. Schweiger

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
CMAC Investment Corporation
Philadelphia, Pennsylvania

     We have audited the consolidated financial statements of CMAC Investment Corporation and subsidiaries (the "Company") as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, and have issued our report thereon dated January 30, 1998; such consolidated financial statements and report are included in your 1997 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedules of CMAC Investment Corporation and subsidiaries, listed in Item 14. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP

Philadelphia, Pennsylvania
January 30, 1998

                          CMAC INVESTMENT CORPORATION

                                   SCHEDULE I
      SUMMARY OF INVESTMENTS -- OTHER THAN INVESTMENTS IN RELATED PARTIES
                               DECEMBER 31, 1997

                                                                                        AMOUNT
                                                                                       AT WHICH
                                                                                       SHOWN ON
                                                             AMORTIZED      FAIR      THE BALANCE
TYPE OF INVESTMENT                                             COST        VALUE         SHEET
------------------                                           ---------     -----      -----------
                                                                        (in thousands)
Fixed Maturities:
  Bonds:
     United States government and government agencies and
       authorities.........................................  $ 26,847     $ 27,879     $ 27,411
     State and municipal obligations.......................   474,699      504,221      474,699
     Redeemable preferred stock............................    78,344       83,793       83,793
                                                             --------     --------     --------
Total fixed maturities.....................................   579,890      615,893      585,903
Short-term investments.....................................    11,027       11,027       11,027
                                                             --------     --------     --------
Total investments other than investments in related
  parties..................................................  $590,917     $626,920     $596,930
                                                             ========     ========     ========

                          CMAC INVESTMENT CORPORATION

         SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            CONDENSED BALANCE SHEETS
                              PARENT COMPANY ONLY

                                                                  DECEMBER 31
                                                              --------------------
                                                                1997        1996
                                                                ----        ----
                                                                 (in thousands)
Assets
  Investments
     Fixed maturities held to maturity -- at amortized
      cost..................................................  $  9,734    $  9,713
     Short-term investments.................................        30         491
  Cash......................................................        60          52
  Investment in subsidiaries, at equity in net assets.......   461,010     387,014
  Federal income taxes......................................       156         286
  Other assets..............................................       504         247
                                                              --------    --------
                                                              $471,494    $397,803
                                                              ========    ========
Liabilities and Stockholders' Equity
  Accounts payable -- affiliates............................  $    995    $    973
  Accounts payable -- other.................................       143          73
  Other liabilities.........................................       413         413
                                                              --------    --------
                                                                 1,551       1,459
                                                              --------    --------
Preferred stockholder's equity
  Redeemable preferred stock, par value $.001 per share;
     800,000 shares issued and outstanding at redemption
     value..................................................    40,000      40,000
                                                              --------    --------
Common stockholders' equity
  Common stock, par value $.001 per share; 80,000,000 shares authorized; 22,536,674 and 22,395,124 shares,
     respectively, issued and outstanding...................        22          22
  Additional paid-in capital................................   179,846     176,431
  Retained earnings.........................................   246,166     177,195
  Net unrealized gain on investments, net of tax............     3,909       2,696
                                                              --------    --------
                                                               429,943     356,344
                                                              --------    --------
                                                              $471,494    $397,803
                                                              ========    ========

                            See supplementary notes.

                          CMAC INVESTMENT CORPORATION

         SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         CONDENSED STATEMENTS OF INCOME
                              PARENT COMPANY ONLY

                                                                 YEAR ENDED DECEMBER 31
                                                              -----------------------------
                                                               1997       1996       1995
                                                               ----       ----       ----
                                                                     (in thousands)
Revenues
  Equity in undistributed net income of subsidiaries........  $71,249    $62,800    $45,284
  Dividends received from subsidiaries......................    4,300         --      6,000
  Net investment income.....................................      819        776        790
                                                              -------    -------    -------
                                                               76,368     63,576     52,074
                                                              -------    -------    -------
Expenses
  Operating expenses........................................    1,734      1,693      1,543
                                                              -------    -------    -------
Pretax income...............................................   74,634     61,883     50,531
Income tax benefit..........................................      333        338        273
                                                              -------    -------    -------
Net income..................................................  $74,967    $62,221    $50,804
                                                              =======    =======    =======

                            See supplementary notes.

                          CMAC INVESTMENT CORPORATION

         SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       CONDENSED STATEMENTS OF CASH FLOWS
                              PARENT COMPANY ONLY

                                                                  YEAR ENDED DECEMBER 31
                                                             --------------------------------
                                                               1997        1996        1995
                                                               ----        ----        ----
                                                                      (in thousands)
Cash flows from operating activities
  Net income...............................................  $ 74,967    $ 62,221    $ 50,804
  Adjustments to reconcile net income to net cash provided
     by operating activities
  Equity in undistributed net income of subsidiaries.......   (71,249)    (62,800)    (45,284)
  Increase in federal income taxes.........................       130         532         271
  Net change in other assets, accounts payable and other
     liabilities...........................................      (165)      3,955      (3,495)
                                                             --------    --------    --------
Net cash provided by operating activities..................     3,683       3,908       2,296
                                                             --------    --------    --------
Cash flows from investing activities
  Sales of short-term investments -- net...................       461           4          35
  Other....................................................       (21)        (19)        (18)
                                                             --------    --------    --------
Net cash provided by (used in) investing activities........       440         (15)         17
                                                             --------    --------    --------
Cash flows from financing activities
  Dividends paid...........................................    (5,996)     (5,646)     (5,511)
  Capital contribution.....................................       (34)         --          --
  Proceeds from issuance of common stock...................     1,915       1,581       3,274
                                                             --------    --------    --------
Net cash used in financing activities......................    (4,115)     (4,065)     (2,237)
                                                             --------    --------    --------
Increase (decrease) in cash................................         8        (172)         76
Cash, beginning of year....................................        52         224         148
                                                             --------    --------    --------
Cash, end of year..........................................  $     60    $     52    $    224
                                                             ========    ========    ========

                            See supplementary notes.

                          CMAC INVESTMENT CORPORATION

         SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              PARENT COMPANY ONLY
                              SUPPLEMENTARY NOTES

NOTE A

     The accompanying Parent Company financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements appearing on pages 15 through 31 of the CMAC Investment Corporation 1997 Annual Report to Stockholders.

NOTE B

     CMAC Investment Corporation (the "Company") was incorporated in December, 1991 in order to hold the capital stock of Commonwealth Mortgage Assurance Company ("CMAC"). In the fourth quarter of 1992, a merger among controlled subsidiaries of CMAC was consummated with the effect that the Company acquired all of the outstanding stock of CMAC, and CMAC's sole stockholder, Commonwealth Land Title Insurance Company ("Commonwealth"), then an indirect wholly owned subsidiary of Reliance Group Holdings, Inc., acquired all of the outstanding capital stock of the Company.

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

     The preferred stock, issued in connection with the Offering, is entitled to cumulative annual dividends of $4.125 per share, payable quarterly in arrears. The preferred stock is redeemable at the option of the Company at $54.125 per share on or after August 15, 2002, and declining to $50.00 per share on or after August 15, 2005 (plus in each case accumulated and unpaid dividends), or is subject to mandatory redemption at a redemption price of $50.00 per share plus accumulated and unpaid dividends based upon specified annual sinking fund requirements from 2002 to 2011.

     The Company is a holding company whose principal source of income is dividends from CMAC. The ability of CMAC to pay dividends on its common stock is restricted by certain provisions of the insurance laws of the Commonwealth of Pennsylvania, its state of domicile. The insurance laws of Pennsylvania establish a test limiting the maximum amount of dividends which may be paid by an insurer without prior approval by the Pennsylvania Insurance Commissioner. Under such test, CMAC may pay dividends during any 12-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders' surplus or (ii) the preceding year's statutory net income. In accordance with such restrictions, $93,390,000 would be available for dividends in 1998. However, an amendment to the Pennsylvania statute, effective in 1994, requires that dividends and other distributions be paid out of an insurer's unassigned surplus. Because of the unique nature of the method of accounting for contingency reserves, CMAC has negative unassigned surplus. Thus, prior approval by the Pennsylvania Insurance Commissioner is required for CMAC to pay dividends or make other distributions so long as CMAC has negative unassigned surplus. The Pennsylvania Insurance Commissioner has approved all distributions by CMAC since the passage of this amendment and management has every expectation that the Commissioner of Insurance will continue to approve such distributions in the future, provided that the financial condition of CMAC does not materially change.

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

reserve) below $85,000,000. As of December 31, 1997, CMAC's total policyholders' surplus was $512,469,000.

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

                          CMAC INVESTMENT CORPORATION

                           SCHEDULE VI -- REINSURANCE
                       MORTGAGE INSURANCE PREMIUMS EARNED
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                ASSUMED                 PERCENTAGE
                                                  CEDED TO       FROM                   OF AMOUNT
                                       GROSS        OTHER        OTHER        NET        ASSUMED
                                       AMOUNT     COMPANIES    COMPANIES     AMOUNT       TO NET
                                       ------     ---------    ---------     ------     ----------
                                                      (in thousands)
1997................................  $258,148     $20,619       $181       $237,710       0.08%
                                      ========     =======       ====       ========
1996................................  $203,042     $15,268       $147       $187,921       0.08%
                                      ========     =======       ====       ========
1995................................  $145,139     $ 8,185       $180       $137,134       0.13%
                                      ========     =======       ====       ========

                                 (Recycle LOGO)
           This document has been printed entirely on recycled paper.

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

EXHIBIT                                                                   PAGE
NUMBER                                                                   EXHIBIT
-------                                                                  -------

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

10.3 Tax Indemnification Agreement dated October 28, 1992 among the Company, Commonwealth Land Title Insurance Company, Reliance Insurance Company and Reliance Group Holdings, Inc.(2)(Exhibit 10.3)

10.4 Tax Allocation Agreement dated as of April 1, 1992, among Reliance Insurance Company and certain of its subsidiaries, including Commonwealth Mortgage Assurance Company.(1)(Exhibit 10.4)

10.5 Employment Agreement dated August 1, 1992, between the Company and Herbert Wender.(1)(8)(Exhibit 10.5)

10.6 Form of Change of Control Agreement dated January 25, 1995, between the Company and each of Frank P. Filipps, Douglas J. MacLeod, Harry A. Levine, Paul F. Fischer, C. Robert Quint and Thomas J. Shelly, Jr. (5)(8) (Exhibit 10.6)

*10.7 Change of Control Agreements dated October 30, 1997, between the Company and both Howard S. Yaruss and William Carroll. (8)

EXHIBIT                                                                   PAGE
NUMBER                                                                   EXHIBIT
-------                                                                  -------
10.8     CMAC Investment Corporation Pension Plan.(2)(8) (Exhibit 10.8)

10.9 CMAC Investment Corporation Savings Incentive Plan, as amended and restated through January 1, 1994.(5)(8)(Exhibit 10.9)

10.10 CMAC Investment Corporation 1992 Stock Option Plan as amended as of January 1, 1995. (5)(8)(Exhibit 10.10)

10.11    CMAC Investment Corporation Equity Compensation Plan. (5)(8)
         (Exhibit 10.11)

EXHIBIT                                                                   PAGE
NUMBER                                                                   EXHIBIT
-------                                                                  -------
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

10.20 Capital Mortgage Reinsurance Company Variable Quota Share Reinsurance Agreement, effective January 1, 1995, between Commonwealth Mortgage Assurance Company and its affiliates and Capital Mortgage Reinsurance Company. (5)(Exhibit 10.20)

10.21 Capital Mortgage Reinsurance Company Variable Quota Share Reinsurance Agreement, effective January 1, 1996, between Commonwealth Mortgage Assurance Company and its affiliates and Capital Mortgage Reinsurance Company. (6) (Exhibit 10.21)

10.22 Amended form of Commonwealth Mortgage Assurance Company Master Policy, effective June 1, 1995. (4)(Exhibit 10.22)

10.23 Employment Agreement, dated December 30, 1994, between the Company and James C. Miller. (4)(8)(Exhibit 10.21)

10.24    CMAC Investment Corporation 1997 Employee Stock Purchase Plan.
         (7) (Exhibit 10)

EXHIBIT                                                                   PAGE
NUMBER                                                                   EXHIBIT
-------                                                                  -------
*13.1 1997 Annual Report of the Company to Stockholders. Except to the extent incorporated in this Annual Report on 10-K, this
         Exhibit is not being "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise.

 22.1    Subsidiaries of the Company.(1)(Exhibit 22.1)

*24.1    Consent of Deloitte & Touche.

*27      Financial Data Schedule.

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

(6) Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit in the Registrant's Annual Report on Form 10-K filed March 31, 1997.

(7) Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit in the Registrant's Registration Statement on Form S-8 filed November 19, 1997. (File No.333-40623).

(8) Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.