Form 10-Q
period 1998-03-31
CMAC INVESTMENT CORP
filed 1998-05-15
CIK 890926

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  MARCH 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    -------------------
Commission file number  1-11356


                           CMAC INVESTMENT CORPORATION
             (Exact name of registrant as specified in its charter)

          DELAWARE                                          23-2691170
          --------                                          ----------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

1601 MARKET STREET, PHILADELPHIA, PA                           19103
------------------------------------                           -----
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

         Yes    /X/     No   / /

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 22,633,365 shares of Common Stock, $0.001 par value, outstanding on May 11, 1998.

                  CMAC INVESTMENT CORPORATION AND SUBSIDIARIES

                                      INDEX
                                                                                                 PAGE NUMBER
                                                                                                 -----------
Part I - Financial Information

         Consolidated Balance Sheets - March 31, 1998 and
                  December 31, 1997............................................................    3

         Consolidated Statements of Income - For the quarters ended
                  March 31, 1998 and 1997......................................................    4

         Consolidated Statement of Changes in Common Stockholders'
                  Equity - For the quarter ended March 31, 1998................................    5

         Consolidated Statements of Cash Flows - For the quarters ended
                  March 31, 1998 and 1997......................................................    6

         Notes to Consolidated Financial Statements............................................    7

         Management's Discussion and Analysis of Results of
                  Operations and Financial Condition...........................................    8-10

Part II - Other Information, as applicable.....................................................    11

Signature......................................................................................    12

CMAC INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                                                  March 31       December 31
                                                                                    1998           1997
                                                                                  --------       --------
                                                                                (Unaudited)
(In thousands, except share amounts)

Assets
     Investments
         Fixed maturities held to maturity - at amortized cost (fair value
           $591,167 and $517,931) .........................................       $483,934       $487,941
         Fixed maturities available for sale - at fair value
           (amortized cost $125,681 and $91,949) ..........................        132,206         97,962
         Short-term investments ...........................................         17,502         11,027
     Cash .................................................................          1,688          2,364
     Deferred policy acquisition costs ....................................         25,806         25,025
     Provisional losses recoverable .......................................         34,039         31,325
     Other assets .........................................................         46,068         48,971
                                                                                  --------       --------
                                                                                  $741,243       $704,615
                                                                                  ========       ========
Liabilities and Stockholders' Equity
     Unearned premiums ....................................................       $ 42,724       $ 49,332
     Reserve for losses ...................................................        161,258        148,628
     Deferred federal income taxes ........................................         11,360          6,541
     Accounts payable and accrued expenses ................................         33,586         30,171
                                                                                  --------       --------
                                                                                   248,928        234,672
                                                                                  --------       --------
Preferred stockholder's equity
     Redeemable preferred stock, par value $.001 per share;
         800,000 shares issued and outstanding - at
         redemption value .................................................         40,000         40,000
                                                                                  --------       --------

Common stockholders' equity
     Common stock, par value $.001 per share; 80,000,000 shares authorized;
         22,609,965 shares and 22,536,674 shares issued
         and outstanding ..................................................             23             22
     Additional paid-in capital ...........................................        182,336        179,846
     Retained earnings ....................................................        265,715        246,166
     Net unrealized gain on investments, net of tax .......................          4,241          3,909
                                                                                  --------       --------
                                                                                   452,315        429,943
                                                                                  --------       --------
                                                                                  $741,243       $704,615
                                                                                  ========       ========


                See notes to consolidated financial statements.

CMAC INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                 Quarter Ended
                                                                    March 31
                                                              1998            1997
                                                            --------        --------
(In thousands, except per-share amounts)
Revenues:
   Premiums written:
       Direct .......................................       $ 68,676        $ 51,707
       Assumed ......................................             10              19
       Ceded ........................................         (6,441)         (4,642)
                                                            --------        --------

   Net premiums written .............................         62,245          47,084
   Decrease in unearned premiums ....................          4,935           7,228
                                                            --------        --------

   Premiums earned ..................................         67,180          54,312
   Net investment income ............................          9,304           8,084
   Gain on sales of investments .....................            350             112
   Other income .....................................          2,201           1,090
                                                            --------        --------

                                                              79,035          63,598
                                                            --------        --------

Expenses:
   Provision for losses .............................         33,037          26,753
   Policy acquisition costs .........................          8,605           7,438
   Other operating expenses .........................          8,384           5,946
                                                            --------        --------

                                                              50,026          40,137
                                                            --------        --------

Pretax income .......................................         29,009          23,461
Provision for income taxes ..........................         (7,957)         (6,177)
                                                            --------        --------

Net income ..........................................       $ 21,052        $ 17,284
                                                            ========        ========

Basic net income per share ..........................       $   0.90        $   0.73
                                                            ========        ========

Diluted net income per share ........................       $   0.86        $   0.71
                                                            ========        ========

Average number of common shares outstanding - basic .         22,578          22,417
                                                            ========        ========

Average number of common and common equivalent shares
outstanding - diluted ...............................         23,633          23,263
                                                            ========        ========


                See notes to consolidated financial statements.

CMAC INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY

                                                                                            Net Unrealized
                                                            Additional                          Gain
                                                 Common       Paid-In         Retained      on Investments
                                                  Stock       Capital         Earnings       (Net of Tax)       Total
                                                   ---        --------        ---------         ------        ---------
(In thousands)
Balance, December 31, 1997 ................        $22        $179,846        $ 246,166         $3,909        $ 429,943
  Net income (unaudited) ..................         --              --           21,052             --           21,052
  Change in net unrealized gain on
       investments - net of tax (unaudited)         --              --               --            332              332
  Issuance of common stock (unaudited) ....          1           2,490               --             --            2,491
  Dividends (unaudited) ...................         --              --           (1,503)            --           (1,503)
                                                   ---        --------        ---------         ------        ---------

Balance, March 31, 1998 (unaudited) .......        $23        $182,336        $ 265,715         $4,241        $ 452,315
                                                   ===        ========        =========         ======        =========


                See notes to consolidated financial statements.

CMAC INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                Quarter Ended
                                                                                  March 31
                                                                            1998             1997
                                                                          --------         --------
(In thousands)
Cash flows from operating activities .............................        $ 29,188         $ 21,200
                                                                          --------         --------

Cash flows from investing activities:
       Proceeds from sales of investments available for sale .....           3,320               --
       Proceeds from sales of investments held to maturity .......           1,031               --
       Proceeds from redemptions of investments available for sale           6,759            6,239
       Proceeds from redemptions of investments held to maturity .           3,060            2,050
       Purchases of investments available for sale ...............         (41,105)          (4,389)
       Purchases of investments held to maturity .................              --          (24,178)
       (Purchases)sales of short-term investments - net ..........          (6,475)             151
       Other .....................................................           2,558           (1,542)
                                                                          --------         --------

Net cash used in investing activities ............................         (30,852)         (21,669)
                                                                          --------         --------

Cash flows from financing activities:
       Proceeds from issuance of common stock ....................           2,491              837
       Dividends paid ............................................          (1,503)          (1,497)
                                                                          --------         --------

Net cash from (used in) financing activities .....................             988             (660)
                                                                          --------         --------

Decrease in cash .................................................            (676)          (1,129)
Cash, beginning of period ........................................           2,364            3,189
                                                                          --------         --------

Cash, end of period ..............................................        $  1,688         $  2,060
                                                                          ========         ========

Supplemental disclosures of cash flow information:
Income taxes paid ................................................        $  1,000         $    250
                                                                          ========         ========

Interest paid ....................................................        $      1         $      0
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

         Basic net income per share is based on the weighted average number of common shares outstanding, while diluted net income per share is based on the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of stock options. Preferred stock dividends are deducted from net income in the net income per share computation.

         For a summary of significant accounting policies and additional financial information, see the CMAC Investment Corporation Annual Report on Form 10-K for the year ended December 31, 1997.

2 - COMPREHENSIVE INCOME

         The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," effective January 1, 1998. The Statement requires disclosure of amounts from transactions and other events which are currently excluded from the statement of operations and are recorded directly to stockholders' equity. Total comprehensive income for the three month periods ended March 31, 1998 and 1997 amounted to $21,034,000 and $16,843,000, respectively.

                  CMAC INVESTMENT CORPORATION AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

       Net income for the first quarter of 1998 was $21.1 million, a 21.8% increase compared to $17.3 million for the first quarter of 1997. This improvement was a result of significant growth in premiums earned and net investment income, partially offset by a higher provision for losses, policy acquisition costs and other operating

       New primary insurance written during the first quarter of 1998 was $4.1 billion, a 42.5% increase compared to $2.8 billion for the first quarter of 1997. The primary reason for this increase was a 39.7% increase in new insurance written volume in the private mortgage insurance industry for the first quarter of 1998 as compared to the first quarter of 1997. In addition, CMAC's market share of the industry increased to 11.5% in the first quarter of 1998, compared to 10.2% for the same period of 1997. In the first quarter of 1998, CMAC wrote an increased amount of pool insurance which represented an addition to risk of $80.1 million as compared to $51.1 million in the first quarter of 1997. Most of this pool insurance volume related to a group of structured transactions composed primarily of Fannie Mae- and Freddie Mac-eligible ("GSEs") conforming mortgage loans that are geographically dispersed throughout the United States and that have lower average loan-to-value ratios than CMAC's primary business. Under a pool insurance transaction, the exposure to CMAC on each individual loan is uncapped; however, the aggregate stop-loss percentage (typically 1.0% to 1.5% in the Fannie Mae/Freddie Mac transactions) is the most that can be paid out in losses before the insurer's exposure terminates. The Company expects its pool insurance activity to continue at this same level throughout 1998 due to commitments outstanding and the continued willingness of the GSEs to offer the product, but will review its policy after these commitments expire. Premium rates on such pool insurance are significantly lower than on primary insurance loans due to the low stop-loss levels, which limit the overall risk exposure to CMAC, and the focus of such product on high quality primary insurance customers. Standard & Poor's has recently determined that the capital requirements to support such pool insurance will be significantly more stringent than on primary insurance due to the low premium rates and CMAC has reviewed its capital and reinsurance levels to ensure compliance with these requirements. The average stop-loss on all pool insurance written during the first quarter of 1998 was 1.4%.

       CMAC's volume in the first three months of 1998 was positively impacted by relatively lower interest rates which affected the entire mortgage industry. These lower interest rates, which began in the third quarter of 1997, have caused refinancing activity at the beginning of 1998 to continue at a higher rate although strong housing prices have caused a large percentage of the refinanced loans to be transacted without private mortgage insurance at an LTV of 80% or below. The persistency rate, which is defined as the percentage of policies in force that are renewed in any given year, was 79.5% for the twelve months ended March 31, 1998 as compared to 84.9% for the twelve months ended March 31, 1997. This decrease was consistent with the increased level of refinancing activity during the first quarter of 1998 which caused the cancellation rate to increase and should continue at this lower rate in the second quarter of 1998 due to the level of refinancing activity.

       Net premiums earned in the first quarter of 1998 were $67.2 million, a 23.7% increase compared to $54.3 million for the first quarter of 1997. This increase reflected the insurance in force growth resulting from strong new insurance volume and the increase in pool insurance written during the first quarter of 1998, and was offset by the decline in persistency levels. The strong volume led to an increase in direct primary insurance in force for the quarter of 2.5%, from $46.9 billion at December 31, 1997 to $48.1 billion at March 31, 1998 and direct primary risk in force grew from $10.0 billion at the end of 1997 to $10.4 billion at March 31, 1998, an increase of 3.7% for the quarter. Direct pool risk in force also grew to $651.0 million at March 31, 1998 from $593.9 million at the end of 1997, an increase of 9.6% for the quarter.

       Net investment income for the first quarter of 1998 was $9.3 million, a 15.1% increase compared to $8.1 million for the same period of 1997. This increase was a result of continued growth in invested assets primarily due to positive operating cash flows of $29.2 million. The Company has continued to invest new operating cash flow in tax-advantaged securities, primarily municipal bonds. The Company has modified its investment policy to allow the purchase of equities, which includes both common stock and convertible securities, beginning in the second and third quarters of 1998. Equity exposure is limited to 20% of the investment portfolio's market value and the Company intends to limit investments in common equities and convertible securities to 5% and 10%, respectively of the portfolio's market value. Additionally , beginning in the third quarter of 1998, the Company intends to gradually increase investments in mortgage-backed

                  CMAC INVESTMENT CORPORATION AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION
                                   (CONTINUED)

securities, primarily securities issued by the Government National Mortgage Association, up to a maximum of 10% of the investment portfolio's market value. There should not be a material effect on operating cash flows or investment yields as a result of these changes in the Company's investment policy and asset allocations.

       The provision for losses was $33.0 million for the first three months of 1998, an increase of 23.5% compared to $26.8 million for the first three months of 1997. This increase reflected the significant growth and maturation of CMAC's book of business over the past several years, the continued adverse experience of California loans, and the relatively poor experience of certain "affordable housing" program loans insured starting in 1994. Although the ultimate performance of the books of business that originated since 1994 cannot yet be determined, it appears that the ultimate loss levels will be higher than average, due in part to the presence of these "affordable housing" loans. CMAC's overall default rate at March 31, 1998 was 1.76% as compared to 1.82% at December 31, 1997. The number of defaults rose from 12,359 at December 31, 1997 to 12,776 at March 31, 1998 and the average loss reserve per default rose from $12,026 at the end of 1997 to $12,622 at March 31, 1998. CMAC establishes loss reserves on a case-by-case basis and the amount reserved for any particular loan is dependent upon the status of the loan as reported by the servicer of the insured loan, as well as the economic condition and estimated foreclosure period in the area in which the loan exists. The increase in average loss reserve per default reflected the Company's continued implementation of a more conservative reserve calculation for certain loans in default perceived as having a higher risk of claim incidence. In addition, an increase in the coverage percentage on loans originated beginning in 1995 has necessitated a higher reserve balance on loans in a default status due to the increased ultimate exposure on these loans. The default rate in California was 3.4% (including pool) at March 31, 1998 as compared to 3.6% at December 31, 1997 and claims paid in California during the first quarter of 1998 were $11.7 million, representing approximately 49.7% of total claims as compared to 57.0% in 1997. The "affordable housing" early default experience is a result of insuring certain loans in which the borrowers' principal and interest reserves and other credit factors were not as strong as on prior years' books of business. Certain underwriting changes were implemented near the end of 1996 to compensate for the factors that contributed to the early default experience on these "affordable housing" loans; however, it is too early to determine the impact of such changes. The Company believes that many loan servicers have changed the timing of reporting loans in default, which has continued to result in an incremental increase in the number of loans in default. This change allows for earlier intervention with borrowers in default, which might lead to a higher cure rate for such loans.

       Underwriting and other operating expenses were $17.0 million for the first three months of 1998, an increase of 26.9% compared to $13.4 million for the same period of 1997. These expenses consisted of policy acquisition expenses, which relate directly to the acquisition of new business, and other operating expenses, which primarily represent overhead and administrative costs, as well as a large percentage of contract underwriting costs.

       Policy acquisition costs were $8.6 million in the first quarter of 1998, an increase of 15.7% compared to $7.4 million in the first quarter of 1997. This reflects the increase in sales- and underwriting-related expenses relating to the Company's continued market share expansion and the development of the Company's marketing infrastructure needed to support a focus on larger, national mortgage lenders in order to take advantage of the widespread consolidation occurring in the mortgage lending industry. Other operating expenses for the first quarter of 1998 were $8.4 million, an increase of 41.0% compared to $5.9 million for the first quarter of 1997. Much of the increase continued to result from an expansion of the Company's technology efforts and an increase in expenses associated with the company's ancillary services, specifically contract underwriting. Some of these additional contract underwriting expenses were correspondingly offset by increases to other income, which rose 101.9% from $1.1 million in the first quarter of 1997 to $2.2 million for the same period in 1998, although the main purpose of the contract underwriting effort is to support the sales effort by generating incremental mortgage insurance business. During the first three months of 1998, loans underwritten via contract underwriting accounted for 33% of applications, 28% of insurance commitments, and 20% of certificates issued by CMAC as compared to 24% of applications, 25% of commitments and 22% of certificates in the first three months of 1997. These percentages are expected to continue at this level for the second quarter of 1998 due to the relatively high levels of refinancing activity and strong housing prices which result in a decrease in loans needing private mortgage insurance. However, the total volume of loans underwritten via contract underwriting is expected to increase which will result in an increase in other operating expenses without a corresponding increase in mortgage insurance business. Changing market conditions caused the cost

                  CMAC INVESTMENT CORPORATION AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION
                                   (CONTINUED)

of contract underwriting to increase during 1997 due to the lack of available resources and this is expected to continue in the second quarter of 1998 as refinancing activity continues at a high rate.

       The effective tax rate for the quarter ended March 31, 1998 was 27.4% as compared to 26.3% for the first quarter of 1997. Operating income was 66.7% of net income in the first quarter of 1998 as compared to 65.1% in the first quarter of 1997, thus resulting in the increase in effective tax rate for 1998.

LIQUIDITY AND CAPITAL RESOURCES

       The Company's sources of funds consist primarily of premiums and investment income. Funds are applied primarily to the payment of CMAC's claims and operating expenses.

       Cash flows from operating activities for the quarter ended March 31, 1998 were $29.2 million as compared to $21.2 million for the same period of 1997. This increase consisted of an increase in net premiums written and investment income received, partially offset by an increase in claims paid and operating expenses. Positive cash flows are invested pending future payments of claims and other expenses; cash flow shortfalls, if any, are funded through sales of short-term investments and certain other investment portfolio securities.

       Stockholders' equity, which includes redeemable preferred stock of $40.0 million, increased from $469.9 million at December 31, 1997 to $492.3 million at March 31, 1998, primarily as a result of net income of $21.1 million and the exercise of stock options of $2.5 million, partially offset by dividends of $1.5 million.

       As of March 31, 1998, the Company and its subsidiaries had no material commitments for capital expenditures.

       The Company believes that CMAC will have sufficient funds to satisfy its claims payments and operating expenses and to pay dividends to the Company for at least the next 12 months. The Company also believes that it will be able to satisfy its long-term (more than 12 months) liquidity needs with cash flow from CMAC. As a holding company, the Company conducts its principal operations through CMAC. The Company's ability to pay dividends on the $4.125 Preferred Stock is dependent upon CMAC's ability to pay dividends or make other distributions to the Company. Based on the Company's current intention to pay quarterly common stock dividends of approximately $0.03 per share, the Company will require distributions from CMAC of $6.0 annually to pay the dividends on the outstanding shares of $4.125 Preferred Stock and common stock. There are regulatory and contractual limitations on the payment of dividends or other distributions; however, the Company does not believe that these restrictions will prevent the payment by CMAC or the Company of these anticipated dividends or distributions in the foreseeable future.

                  CMAC INVESTMENT CORPORATION AND SUBSIDIARIES

                           PART II - OTHER INFORMATION


ITEM 1.   Legal Proceedings - None

ITEM 2.   Changes in Securities - None

ITEM 3.   Defaults upon Senior Securities - None

ITEM 4.   Submission of Matters to a Vote of Security Holders - None

ITEM 5.   Other Information - None

ITEM 6.   a.  Exhibits -
              *Exhibit 11.1 - Statement Re: Computation of Per Share Earnings *Exhibit 27.1 - Financial Data Schedule
          b.  Reports on Form 8-K - None

            * Filed Herewith

                                    SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   CMAC INVESTMENT CORPORATION





Date:  May 14, 1998                       C.  Robert Quint
                                   -------------------------------
                                          C.  Robert Quint
                              Senior Vice President, Chief Financial Officer
                                   (Principal Accounting Officer)