Form 10-Q
period 1998-06-30
CMAC INVESTMENT CORP
filed 1998-08-13
CIK 890926

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
                                  JUNE 30, 1998
                               -------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                              -------------  --------------
Commission file number  1-11356
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

           Yes     X     No
              ---------    --------

           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 22,697,033 shares of Common Stock, $0.001 par value, outstanding on August 11, 1998.

                  CMAC INVESTMENT CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                                         PAGE NUMBER

Part I - Financial Information

            Consolidated Balance Sheets - June 30, 1998 and
                        December 31, 1997...............................................       3

            Consolidated Statements of Income - For the quarters and six month periods
                        ended June 30, 1998 and 1997....................................       4

            Consolidated Statement of Changes in Common Stockholders'
                        Equity - For the six month period ended June 30, 1998...........       5

            Consolidated Statements  of Cash Flows - For the six month periods ended
                        June 30, 1998 and 1997..........................................       6

            Notes to Consolidated Financial Statements..................................       7

            Management's Discussion and Analysis of Results of
                        Operations and Financial Condition..............................       8-11

Part II - Other Information, as applicable..............................................       12

Signature...............................................................................       13

CMAC INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS


                                                                                               June 30     December 31
                                                                                                  1998            1997
                                                                                           -----------     -----------
                                                                                            (Unaudited)
(In thousands, except share amounts)
Assets
      Investments
            Fixed maturities held to maturity  - at amortized cost (fair value
               $514,155 and $517,931)..............................................           $484,559        $487,941
            Fixed maturities available for sale - at fair value
               (amortized cost $140,268 and $91,949)...............................            147,706          97,962
            Equity securities available for sale - at fair value (cost $15,001)....             15,365              --
            Short-term investments.................................................             15,825          11,027
      Cash.........................................................................              3,499           2,364
      Deferred policy acquisition costs............................................             28,089          25,025
      Provisional losses recoverable...............................................             33,011          31,325
      Other assets.................................................................             54,915          48,971
                                                                                             ---------        --------
                                                                                              $782,969        $704,615
                                                                                             =========        ========

Liabilities and Stockholders' Equity
      Unearned premiums............................................................          $  45,239        $ 49,332
      Reserve for losses...........................................................            173,486         148,628
      Deferred federal income taxes................................................              5,894           6,541
      Accounts payable and accrued expenses........................................             42,002          30,171
                                                                                             ---------       ---------
                                                                                               266,621         234,672
                                                                                             ---------       ---------
Preferred stockholder's equity
      Redeemable preferred stock, par value $.001 per share;
            800,000 shares issued and outstanding - at
            redemption value.......................................................             40,000          40,000
                                                                                             ---------       ---------

Common stockholders' equity
      Common stock, par value $.001 per share; 80,000,000 shares authorized;
            22,691,915 shares and 22,536,674 shares issued
            and outstanding........................................................                 23              22
      Additional paid-in capital...................................................            184,818         179,846
      Retained earnings............................................................            286,436         246,166
      Net unrealized gain on investments, net of tax...............................              5,071           3,909
                                                                                             ---------       ---------
                                                                                               476,348         429,943
                                                                                             ---------       ---------
                                                                                              $782,969        $704,615
                                                                                             =========       =========





                 See notes to consolidated financial statements.

CMAC INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                                Quarter Ended              Six Months Ended
                                                                  June 30                       June 30
                                                            1998           1997           1998           1997
                                                          ---------      ---------      ---------      ---------

(In thousands, except per-share amounts)

Revenues:
            Premiums written:
                  Direct ............................     $  79,632      $  62,387      $ 148,308      $ 114,094
                  Assumed ...........................            98            110            108            129
                  Ceded .............................        (8,942)        (5,859)       (15,383)       (10,501)
                                                          ---------      ---------      ---------      ---------

            Net premiums written ....................        70,788         56,638        133,033        103,722
            (Increase) decrease in unearned premiums         (1,260)         1,134          3,675          8,362
                                                          ---------      ---------      ---------      ---------

            Premiums earned .........................        69,528         57,772        136,708        112,084
            Net investment income ...................         9,467          8,428         18,771         16,512
            Gain on sales of investments ............            11            372            361            484
            Other income ............................         2,289          1,125          4,490          2,215
                                                          ---------      ---------      ---------      ---------

                                                             81,295         67,697        160,330        131,295
                                                          ---------      ---------      ---------      ---------
Expenses:
            Provision for losses ....................        32,973         28,266         66,010         55,019
            Policy acquisition costs ................         8,899          7,753         17,504         15,191
            Other operating expenses ................         8,903          6,331         17,287         12,277
                                                          ---------      ---------      ---------      ---------

                                                             50,775         42,350        100,801         82,487
                                                          ---------      ---------      ---------      ---------

Pretax income .......................................        30,520         25,347         59,529         48,808
Provision for income taxes ..........................         8,295          6,785         16,252         12,962
                                                          ---------      ---------      ---------      ---------

Net income ..........................................     $  22,225      $  18,562      $  43,277      $  35,846
                                                          =========      =========      =========      =========

Basic net income per share ..........................     $    0.95      $    0.79      $    1.84      $    1.52
                                                          =========      =========      =========      =========

Diluted net income per share ........................     $    0.91      $    0.76      $    1.76      $    1.47
                                                          =========      =========      =========      =========

Average number of common shares outstanding -
 basic ..............................................        22,613         22,440         22,648         22,429
                                                          =========      =========      =========      =========

Average number of common and common equivalent
shares outstanding - diluted ........................        23,632         23,358         23,630         23,311
                                                          =========      =========      =========      =========




                 See notes to consolidated financial statements.

CMAC INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY


                                                                                                Net Unrealized
                                                                     Additional                    Gain on
                                                           Common      Paid-In      Retained      Investments
                                                           Stock       Capital      Earnings     (Net of Tax)      Total
                                                        ----------   ----------     --------    --------------   ---------
(In thousands)


Balance, December 31, 1997 ........................     $      22     $ 179,846     $ 246,166      $   3,909     $ 429,943
         Net income (unaudited) ...................            --            --        43,277             --        43,277
         Change in net unrealized gain on
               investments - net of tax (unaudited)            --            --            --          1,162         1,162
         Issuance of common stock (unaudited) .....             1         4,972            --             --         4,973
         Dividends (unaudited) ....................            --            --        (3,007)            --        (3,007)
                                                        ---------     ---------     ---------      ---------     ---------

Balance, June 30, 1998 (unaudited) ................     $      23     $ 184,818     $ 286,436      $   5,071     $ 476,348
                                                        =========     =========     =========      =========     =========


                 See notes to consolidated financial statements.

CMAC INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                            Six Months Ended
                                                                                 June 30
                                                                           1998          1997
                                                                           ----          ----
(In thousands)

Cash flows from operating activities ...............................     $ 58,340      $ 40,731
                                                                         --------      --------

Cash flows from investing activities:
         Proceeds from sales of investments available for sale .....        6,832        11,187
         Proceeds from sales of investments held to maturity .......        1,031            --
         Proceeds from redemptions of investments available for sale       14,512         8,191
         Proceeds from redemptions of investments held to maturity .        3,225         3,120
         Purchases of investments available for sale ...............      (80,307)      (11,820)
         Purchases of investments held to maturity .................           --       (40,971)
         Purchases of short-term investments - net .................       (4,798)       (4,643)
         Other .....................................................          334        (3,885)
                                                                         --------      --------

Net cash used in investing activities ..............................      (59,171)      (38,821)
                                                                         --------      --------

Cash flows from financing activities:
         Proceeds from issuance of common stock ....................        4,973         1,538
         Dividends paid ............................................       (3,007)       (2,995)
                                                                         --------      --------

Net cash from (used in) financing activities .......................        1,966        (1,457)
                                                                         --------      --------

Increase in cash ...................................................        1,135           453
Cash, beginning of period ..........................................        2,364         3,189
                                                                         --------      --------

Cash, end of period ................................................     $  3,499      $  3,642
                                                                         ========      ========

Supplemental disclosures of cash flow information:
Income taxes paid ..................................................     $ 15,000      $ 13,000
                                                                         ========      ========

Interest paid ......................................................     $     12      $     --
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

           The financial information for the interim periods included herein is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods. All such adjustments are of a normal, recurring nature. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

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

2 - COMPREHENSIVE INCOME

           The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," effective January 1, 1998. The Statement requires disclosure of amounts from transactions and other events which are currently excluded from the statement of operations and are recorded directly to stockholders' equity. Total comprehensive income for the six month periods ended June 30, 1998 and 1997 amounted to $44,078,000 and $35,251,000, respectively and comprehensive income for the quarters ended June 30, 1998 and 1997 amounted to $23,044,000 and $18,408,000, respectively.

                  CMAC INVESTMENT CORPORATION AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

           Net income for the first six months of 1998 was $43.3 million, a 20.7% increase compared to $35.8 million for the first six months of 1997 and net income for the quarter ended June 30, 1998 was $22.2 million, a 19.7% increase compared to $18.6 million for the same period in 1997. These improvements were the result of significant growth in premiums earned and net investment income, partially offset by a higher provision for losses, and an increase in both policy acquisition costs and other operating expenses.

           New primary insurance written during the first six months of 1998 was $9.8 billion, a 62.3% increase compared to $6.0 billion for the first six months of 1997 and for the second quarter of 1998, new primary insurance written of $5.7 billion was 80.0% higher than the $3.2 billion written in the second quarter of 1997. The increase in CMAC's primary new insurance written was primarily due to a 51.3% increase in new insurance written volume in the private mortgage insurance industry for the first six months of 1998 as compared to the same period of 1997 and a 61.2% increase in the industry's new insurance written volume in the second quarter of 1998 as compared to the second quarter of 1997. In addition, CMAC completed a large seasoned loan transaction in the second quarter of 1998, insuring approximately $700 million of California loans with a risk profile similar to the Company's regular business. CMAC's market share of the industry was 11.8% for the six months ended June 30, 1998, compared to 11.0% for the same period of 1997. Additionally, in the first six months of 1998, CMAC wrote an increased amount of pool insurance which represented an addition to risk of $184.5 million as compared to $111.1 million in the same period of 1997 and for the quarter ended June 30, 1998, CMAC wrote pool insurance representing an addition to risk of $104.4 million as compared to $60.0 million for the same period in 1997. Most of this pool insurance volume related to a group of structured transactions composed primarily of Fannie Mae- and Freddie Mac-eligible ("GSEs") conforming mortgage loans that are geographically well dispersed throughout the United States and have lower average loan-to-value ratios than CMAC's primary business. Under a pool insurance transaction, the exposure to CMAC on each individual loan is uncapped; however, the aggregate stop-loss percentage (typically 1.0% to 1.5% of the aggregate original loan balance in the Fannie Mae/Freddie Mac transactions) is the most that can be paid out in losses before the insurer's exposure terminates. The Company expects its pool insurance activity to continue at this same level throughout 1998 due to commitments outstanding and will review its capacity and willingness to provide such pool insurance after these commitments expire. Premium rates on such pool insurance are significantly lower than on primary insurance loans due to the low stop-loss levels, which limit the overall risk exposure to CMAC, and the focus of such product on high quality primary insurance customers. Standard & Poor's has recently determined that the capital requirements to support such pool insurance will be significantly more stringent than on primary insurance due to the low premium rates and CMAC has reviewed its capital levels to ensure compliance with these requirements. The average stop-loss on pool insurance written during the first half of 1998 was 1.3%.

           CMAC's volume in the first six months of 1998 was positively impacted by relatively lower interest rates which affected the entire mortgage industry. The trend toward lower interest rates, which began in the third quarter of 1997, caused refinancing activity during the first half of 1998 to continue at a higher rate although strong housing prices have caused a large percentage of the refinanced loans to be closed without private mortgage insurance at an LTV of 80% or below. Therefore, the rate of growth in the private mortgage industry is not as high as that of the entire mortgage market. CMAC's refinancing activity as a percentage of primary new insurance written was 32% for the six month period ended June 30, 1998 as compared to 16% for the same period in 1997; however, for the second quarter of 1998, that rate had declined to 29% from 37% in the first quarter of 1998, indicating that the current refinance boom is slowing. The persistency rate, which is defined as the percentage of policies in force that are renewed in any given year, was 74.8% for the twelve months ended June 30, 1998 as compared to 87.9% for the twelve months ended June 30, 1997. This decrease was consistent with the increased level of refinancing activity during the first half of 1998; however, a decline in the refinancing level toward the end of the second quarter suggests an increase in the persistency rate over the balance of 1998.

           Net premiums earned in the first six months of 1998 were $136.7 million, a 22.0% increase compared to $112.1 million for the first six months of 1997 and premiums earned for the quarter ended June 30, 1998 were $69.5 million, a 20.3% increase compared to $57.8 million for the same period of 1997. This increase reflected the insurance in force growth resulting from strong new insurance volume and the increase in pool insurance written during the first half of 1998, and was offset by the decline in persistency levels. The strong volume led to an increase in direct primary

                  CMAC INVESTMENT CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION
                                   (CONTINUED)

insurance in force of 6.7%, from $46.9 billion at December 31, 1997 to $50.0 billion at June 30, 1998. Direct pool risk in force also grew to $722.1 million at June 30, 1998 from $593.9 million at the end of 1997, an increase of 21.6% for the six month period.

           Net investment income for the first half of 1998 was $18.8 million, a 13.7% increase compared to $16.5 million for the same period of 1997 and for the second quarter of 1998, net investment income was $9.5 million as compared to $8.4 million for the second quarter of 1997, a 12.3% increase. These increases were a result of continued growth in invested assets primarily due to positive operating cash flows of $58.3 million for the first half of 1998. The Company has continued to invest new operating cash flow in tax-advantaged securities, primarily municipal bonds, although the Company did modify its investment policy to allow the purchase of various other asset classes, including common stock and convertible securities, beginning in the second quarter of 1998. The Company's intent is to target the common equity exposure at 5% of the investment portfolio's market value while the convertible securities and mortgage-backed securities exposure are each targeted at 10%. During the second quarter of 1998, the Company purchased $15.0 million of common equities which led to a slight decrease in the growth in investment income during the second quarter. Although there will be a short-term decline in investment income from this change in investment policy, the Company expects no material long-term impact on total investment returns as a result of this change.

           The provision for losses was $66.0 million for the first six months of 1998, an increase of 20.0% compared to $55.0 million for the first six months of 1997, and for the second quarter of 1998, the provision was $33.0 million as compared to $28.3 million for the second quarter of 1997, and increase of 16.7%. These increases reflected the significant growth and maturation of CMAC's book of business over the past several years, the continued adverse experience of California loans (despite early signs of an improving trend in California), and the relatively poor experience of certain "affordable housing" program loans insured starting in 1994, especially in Florida. Although the ultimate performance of the books of business that originated since 1994 cannot yet be determined, it appears that the ultimate loss levels will be higher than average, partially due to the presence of these "affordable housing" loans. CMAC's overall default rate at June 30, 1998 was 1.67% as compared to 1.82% at December 31, 1997 and 1.76% at March 31, 1998. The number of defaults rose from 12,359 at December 31, 1997 to 13,205 at June 30, 1998 and the average loss reserve per default rose from $12,026 at the end of 1997 to $13,138 at June 30, 1998. This increase in average loss reserve per default reflected the Company's continued implementation of a more conservative reserve calculation for certain loans in default perceived as having a higher risk of claim incidence. In addition, an increase in the average loan balance and the coverage percentage on loans originated beginning in 1995 has necessitated a higher reserve balance on loans in a default status due to the increased ultimate exposure on these loans. The default rate in California was 2.9% (including pool) at June 30, 1998 as compared to 3.6% at December 31, 1997 and claims paid in California during the first half of 1998 were $22.7 million, representing approximately 47.3% of total claims as compared to 61.5% for the same period of 1997. The default rate in Florida was 3.4% (including pool) at June 30, 1998 as compared to 3.8% at December 31, 1997 and claims paid in Florida during the first six months of 1998 were $5.5 million, representing approximately 11.5% of total claims as compared to only 5.4% for the same period in 1997. The "affordable housing" early default experience is a result of insuring certain loans in which the borrowers' principal and interest reserves and other credit factors were not as strong as on prior years' books of business. Certain underwriting changes were implemented near the end of 1996 to compensate for the factors that contributed to the early default experience on these "affordable housing" loans; however, it is too early to determine the impact of such changes. The Company believes that many loan servicers have changed the timing of reporting loans in default, which has continued to result in an incremental increase in the number of loans reported in default. This change allows for earlier intervention with borrowers in default, which might lead to a higher cure rate for such loans.

           Underwriting and other operating expenses were $34.8 million for the first six months of 1998, an increase of 26.7% compared to $27.5 million for the same period of 1997. For the second quarter of 1998, these expenses were $17.8 million as compared to $14.1 million for the second quarter of 1997, an increase of 26.4%. These expenses consisted of policy acquisition expenses, which relate directly to the acquisition of new business, and other operating expenses, which primarily represent overhead and administrative costs.

           Policy acquisition costs in the first six months of 1998 were $17.5 million, an increase of 15.2% compared to

                  CMAC INVESTMENT CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION
                                   (CONTINUED)

$15.2 million for the first half of 1997 and these expenses were $8.9 million in the second quarter of 1998, an increase of 14.8% compared to $7.8 million for the same period in 1997. These increases reflect the growth in sales- and underwriting-related expenses relating to the Company's continued growth in new insurance written. The Company has continued development of its marketing infrastructure needed to support a focus on larger, national mortgage lenders in order to take advantage of the widespread consolidation occurring in the mortgage lending industry. Other operating expenses for the six months ended June 30, 1998 were $17.3 million, an increase of $5.0 million or 40.8% as compared to $12.3 million for the same period in 1997 and these expenses were $8.9 million for the second quarter of 1998, an increase of 40.6% compared to $6.3 million for the second quarter of 1998. Most of the increase continued to result from an increase in expenses associated with the company's ancillary services, specifically contract underwriting. Contract underwriting expenses for the six month period ended June 30, 1998 were $8.5 million as compared to $4.6 million for the same period of 1997, an increase of 86.1% and these expenses were $4.8 million for the second quarter of 1998 as compared to $2.4 million for the second quarter of 1997, an increase of 96.2%. The increase in contract underwriting expenses during the first half of 1998 of $3.9 million represented 78.6% of the $5.0 million increase in other operating expenses for the first six months of 1998, while the $2.3 million increase in contract underwriting expenses in the second quarter of 1998 represented 91.4% of the $2.6 million increase in other operating expenses for the second quarter of 1998. Some of these additional contract underwriting expenses were correspondingly offset by increases to other income, which rose 102.7% from $2.2 million in the first six months of 1997 to $4.5 million for the same period in 1998 and 103.5% from $1.1 million in the first quarter of 1997 to $2.3 million in the first quarter of 1998. During the first six months of 1998, loans underwritten via contract underwriting accounted for 31% of applications, 27% of insurance commitments, and 21% of certificates issued by CMAC as compared to 29% of applications, 25% of commitments and 22% of certificates in the first six months of 1997. The total volume of loans underwritten via contract underwriting is expected to increase which could result in an increase in other operating expenses without a corresponding matching increase in mortgage insurance volume. Changing market conditions caused the cost of contract underwriting to increase during 1997 due to the high demand for available resources and this is expected to continue throughout 1998. However, as further efficiencies are realized in the contract underwriting process due to the integration with Freddie Mac's Loan Prospector and Fannie Mae's Desktop Underwriter origination systems, the cost per contract underwriting loan underwritten could decrease.

           The effective tax rate for the six months ended June 30, 1998 was 27.3% as compared to 26.6% for the same period in 1997 and the tax rate for the second quarter of 1998 was 27.2% as compared to 26.8% for the second quarter of 1997. Operating income accounted for 67.9% and 68.9%, respectively, of net income for the six months and quarter ended June 30, 1998 as compared to 65.2% and 65.3%, respectively, for the same periods in 1997, thus resulting in the increase in effective tax rates for 1998.

LIQUIDITY AND CAPITAL RESOURCES

           CMAC's sources of funds consist primarily of premiums and investment income. Funds are applied primarily to the payment of CMAC's claims and operating expenses.

           Cash flows from operating activities for the six months ended June 30, 1998 were $58.3 million as compared to $40.7 million for the same period of 1997. This increase consisted of an increase in net premiums written and investment income received, partially offset by an increase in claims paid and operating expenses. Positive cash flows are invested pending future payments of claims and other expenses; cash flow shortfalls, if any, are funded through sales of short-term investments and certain other investment portfolio securities.

           Stockholders' equity, which includes redeemable preferred stock of $40.0 million, increased from $469.9 million at December 31, 1997 to $516.3 million at June 30, 1998, primarily as a result of net income of $43.3 million, unrealized gains on the Company's investment portfolio of $1.2 million and the exercise of stock options that provided capital of $5.0 million, partially offset by dividends of $3.0 million.

           As of June 30, 1998, the Company and its subsidiaries had no material commitments for capital expenditures.

                  CMAC INVESTMENT CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION
                                   (CONTINUED)


YEAR 2000 ISSUE

           Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000. The Company has conducted an analysis of its systems and has initiated its Year 2000 project to ensure that all of its systems will be Year 2000 compliant by the end of 1998. "Year 2000 compliant" means fault free performance in the processing of data and date related data (including, but not limited to, calculating, comparing and sequencing) by all hardware and software products, individually and in combination. Fault free performance must include the manipulation of data when dates are in the 20th or 21st century and must be transparent to the user. The Company has completed the necessary program modifications to make them Year 2000 compliant and all date sensitive files have been appropriately modified and updated. Currently, the Company is in the midst of building a stand-alone testing environment that will allow simulation of different year-end scenarios and it is expected that testing of the Year 2000 programming changes and file modifications will be completed by October 1998. Although the Company will be Year 2000 compliant, in the event that third parties with whom the Company transacts business are not Year 2000 compliant, potential for an adverse effect on the Company's operations may remain. The Company is taking precautions to minimize this risk by contacting each of its mission critical business partners to ascertain their Year 2000 compliance status. The Company's Year 2000 compliance project has not resulted in any material costs and has had no material impact on its financial condition.

                  CMAC INVESTMENT CORPORATION AND SUBSIDIARIES

                           PART II - OTHER INFORMATION


ITEM 1.      Legal Proceedings - None

ITEM 2.      Changes in Securities - None

ITEM 3.      Defaults upon Senior Securities - None

ITEM 4.      Submission of Matters to a Vote of Security Holders

             On May 13 , 1998, the Annual Meeting of
             Stockholders of CMAC Investment Corporation was held. The stockholders re-elected three nominees from the existing Board of Directors to three year terms expiring in 2001. The Stockholders also approved the designation of Deloitte & Touche as independent auditors and voted to adopt the CMAC Investment Corporation 1997 Employee
             Stock Purchase Plan.

             The number of votes cast for and withheld from the election of each director nominee is set forth below. There were no votes against, abstentions or broker non-votes in the election of directors.

                 Election of Directors:
                                           For                Withheld
                                           ---                --------
                 Herbert Wender         20,017,178            412,615
                 James W. Jennings      20,141,653            288,140
                 Robert W. Richards     20,227,138            202,655


             The number of votes cast for, against and abstentions relating to the designation of Deloitte & Touche as independent auditors is set forth below. There were no broker non-votes in the approval of Deloitte & Touche.

                                                             For            Against           Abstain
                                                             ---            -------           -------
                 Approval of the designation
                   of Deloitte & Touche as
                   independent auditors:                  20,420,860         3,252             5,681


             The number of votes cast for, against and abstentions relating to the adoption of the CMAC Investment Corporation 1997 Employee
             Stock Purchase Plan is set forth below. There were no broker non-votes in the adoption of the Employee Stock Purchase Plan.

                                                         For            Against           Abstain
                                                         ---            -------           -------
             Adoption of the CMAC
               Investment Corporation
               1997 Employee Stock
               Purchase Plan:                         20,209,837        201,386           18,570




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



                               CMAC INVESTMENT CORPORATION







Date:    August 13, 1998            /s/ C. Robert Quint
                               -------------------------------
                                        C.  Robert Quint
                               Senior Vice President, Chief Financial Officer
                                    (Principal Accounting Officer)