Form 10-Q
period 1998-09-30
CMAC INVESTMENT CORP
filed 1998-11-16
CIK 890926

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended
                               SEPTEMBER 30, 1998
                               ------------------

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

         Yes   X     No
             -----      -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 22,703,958 shares of Common Stock, $0.001 par value, outstanding on November 10, 1998.

                  CMAC INVESTMENT CORPORATION AND SUBSIDIARIES

                                     INDEX

                                                                                     PAGE NUMBER

Part I - Financial Information
         Consolidated Balance Sheets - September 30, 1998 and
                  December 31, 1997  . . . . . . . . . . . . . . . . . . . . . . . .            3

         Consolidated Statements of Income - For the quarters and nine month periods
                 ended September 30, 1998 and 1997  . . . . . . . . . . . . . . . .             4

         Consolidated Statement of Changes in Common Stockholders'
                 Equity - For the nine month period ended September 30, 1998  . . .             5

         Consolidated Statements  of Cash Flows - For the nine month periods ended
                 September 30, 1998 and 1997  . . . . . . . . . . . . . . . . . . .             6

         Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . .             7

         Management's Discussion and Analysis of Results of
                 Operations and Financial Condition . . . . . . . . . . . . . . . .             8-11

Part II - Other Information, as applicable  . . . . . . . . . . . . . . . . . . . .             12

Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             13

CMAC INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS


                                                                               September 30    December 31
                                                                                       1998           1997
                                                                             ---------------   ------------
                                                                                (Unaudited)
(In thousands, except share amounts)
Assets
    Investments
         Fixed maturities held to maturity  - at amortized cost (fair value
           $518,395 and $517,931) . . . . . . . . . . . . . . . . . . . . .        $480,055       $487,941
         Fixed maturities available for sale - at fair value
           (amortized cost $171,172 and $91,949)  . . . . . . . . . . . . .         180,905         97,962
         Equity securities available for sale - at fair value (cost $20,044)         18,110             --
         Short-term investments . . . . . . . . . . . . . . . . . . . . . .          14,006         11,027
    Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           4,500          2,364
    Deferred policy acquisition costs   . . . . . . . . . . . . . . . . . .          30,288         25,025
    Provisional losses recoverable  . . . . . . . . . . . . . . . . . . . .          32,930         31,325
    Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          57,066         48,971
                                                                                   --------       --------
                                                                                   $817,860       $704,615
                                                                                   ========       ========

Liabilities and Stockholders' Equity
    Unearned premiums   . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 42,528       $ 49,332
    Reserve for losses  . . . . . . . . . . . . . . . . . . . . . . . . . .         187,879        148,628
    Deferred federal income taxes   . . . . . . . . . . . . . . . . . . . .           7,851          6,541
    Accounts payable and accrued expenses   . . . . . . . . . . . . . . . .          40,996         30,171
                                                                                    -------        -------
                                                                                    279,254        234,672
                                                                                    -------        -------
Preferred stockholder's equity
    Redeemable preferred stock, par value $.001 per share;
         800,000 shares issued and outstanding - at
         redemption value . . . . . . . . . . . . . . . . . . . . . . . . .          40,000         40,000
                                                                                    -------         -------
Common stockholders' equity
    Common stock, par value $.001 per share; 80,000,000 shares authorized; 22,703,783 shares and 22,536,674 shares issued
         and outstanding  . . . . . . . . . . . . . . . . . . . . . . . . .              23             22
    Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . .         185,161        179,846
    Retained earnings   . . . . . . . . . . . . . . . . . . . . . . . . . .         308,353        246,166
    Net unrealized gain on investments, net of tax  . . . . . . . . . . . .           5,069          3,909
                                                                                    -------        -------
                                                                                    498,606        429,943
                                                                                   --------        -------
                                                                                   $817,860       $704,615
                                                                                   ========       ========





                See notes to consolidated financial statements.

CMAC INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                                  Quarter Ended                   Nine Months Ended
                                                                  September 30                      September 30
                                                              1998            1997              1998             1997
                                                              ----            ----              ----             ----

(In thousands, except per-share amounts)
Revenues:
         Premiums written:
             Direct . . . . . . . . . . . . . . .           $ 76,612       $   66,174         $224,920        $ 180,268
             Assumed  . . . . . . . . . . . . . .                  8                3              116              132
             Ceded  . . . . . . . . . . . . . . .             (8,148)          (5,586)         (23,531)         (16,087)
                                                            --------       ----------       ----------        ---------

         Net premiums written . . . . . . . . . .             68,472           60,591          201,505          164,313
         Decrease in unearned premiums  . . . . .              3,236              763            6,911            9,125
                                                            --------      -----------      -----------       ----------

         Premiums earned  . . . . . . . . . . . .             71,708           61,354          208,416          173,438
         Net investment income  . . . . . . . . .              9,673            8,426           28,444           24,938
         Gain on sales of investments . . . . . .                562              312              923              796
         Other income . . . . . . . . . . . . . .              2,418            1,263            6,908            3,478
                                                            --------       ----------       ----------        ---------
                                                              84,361           71,355          244,691          202,650
                                                            --------       ----------       ----------        ---------
Expenses:
         Provision for losses . . . . . . . . . .             32,973           30,194           98,983           85,213
         Policy acquisition costs . . . . . . . .              9,211            7,992           26,715           23,183
         Other operating expenses . . . . . . . .              9,741            6,689           27,028           18,966
                                                            --------       ----------       ----------        ---------

                                                              51,925           44,875          152,726          127,362
                                                            --------       ----------       ----------        ---------

Pretax income . . . . . . . . . . . . . . . . . .             32,436           26,480           91,965           75,288
Provision for income taxes  . . . . . . . . . . .              9,013            7,192           25,265           20,154
                                                            --------       ----------       ----------        ---------

Net income    . . . . . . . . . . . . . . . . . .           $ 23,423       $   19,288      $    66,700       $   55,134
                                                            ========       ==========      ===========       ==========
Basic net income per share  . . . . . . . . . . .           $   1.00       $     0.82      $      2.84       $     2.35
                                                            ========       ==========      ===========       ==========

Diluted net income per share  . . . . . . . . . .           $   0.96       $     0.79      $      2.72       $     2.25
                                                            ========       ==========      ===========       ==========

Average number of common shares outstanding -
 basic . . . . . . . . . . . . . . . . . . . . .              22,699           22,491           22,642           22,449
                                                            ========       ==========      ===========       ==========
Average number of common and common equivalent
shares outstanding - diluted  . . . . . . . . . .             23,566           23,473           23,610           23,365
                                                            ========       ==========      ===========       ==========





                See notes to consolidated financial statements.

CMAC INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY

                                                                                                        Net Unrealized
                                                                             Additional                    Gain on
                                                                Common        Paid-In    Retained         Investments
                                                                 Stock        Capital    Earnings         (Net of Tax)    Total
                                                                -------      ---------   --------       ---------------   -----
(In thousands)
Balance, December 31, 1997  . . . . . . . . . . . . .           $   22       $179,846     $246,166          $ 3,909    $429,943
      Net income (unaudited)  . . . . . . . . . . . .               --             --       66,700               --      66,700
      Change in net unrealized gain on
           investments - net of tax (unaudited) . . .               --             --           --            1,160       1,160
      Issuance of common stock (unaudited)  . . . . .                1          5,315           --               --       5,316
      Dividends (unaudited)   . . . . . . . . . . . .               --             --       (4,513)              --      (4,513)
                                                              --------       --------    ---------          -------     --------

Balance, September 30, 1998 (unaudited) . . . . . . .          $    23       $185,161     $308,353          $ 5,069    $498,606
                                                              ========       ========     ========          =======     ========





                See notes to consolidated financial statements.

CMAC INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                     Nine Months Ended
                                                                                         September 30
                                                                                     1998           1997
                                                                                     ----           ----
(In thousands)
Cash flows from operating activities  . . . . . . . . . . . . . . . . . .         $ 89,246        $  65,318
                                                                                  --------        ----------

Cash flows from investing activities:
      Proceeds from sales of investments available for sale   . . . . . .           15,633           18,995
      Proceeds from sales of investments held to maturity   . . . . . . .            1,031               --
      Proceeds from redemptions of investments available for sale   . . .           19,006           11,175
      Proceeds from redemptions of investments held to maturity   . . . .            8,505            4,235
      Purchases of investments available for sale   . . . . . . . . . . .         (129,945)         (12,814)
      Purchases of investments held to maturity   . . . . . . . . . . . .               --          (72,834)
      Purchases of short-term investments - net   . . . . . . . . . . . .           (2,979)          (3,267)
      Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              836           (7,752)
                                                                                  ---------        ---------
Net cash used in investing activities . . . . . . . . . . . . . . . . . .          (87,913)         (62,262)
                                                                                  ---------        ---------
Cash flows from financing activities:
      Proceeds from issuance of common stock  . . . . . . . . . . . . . .            5,316            3,030
      Dividends paid  . . . . . . . . . . . . . . . . . . . . . . . . . .           (4,513)          (4,495)
                                                                                ----------        ----------
Net cash from (used in) financing activities  . . . . . . . . . . . . . .              803           (1,465)
                                                                                ----------        ----------

Increase in cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            2,136            1,591
Cash, beginning of period . . . . . . . . . . . . . . . . . . . . . . . .            2,364            3,189
                                                                                ----------        ---------

Cash, end of period . . . . . . . . . . . . . . . . . . . . . . . . . . .        $   4,500       $    4,780
                                                                                 =========        =========
Supplemental disclosures of cash flow information:
Income taxes paid . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $  21,250       $   19,250
                                                                                 =========        =========
Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $      36       $       --
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

2 - COMPREHENSIVE INCOME

         The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," effective January 1, 1998. The Statement requires disclosure of amounts from transactions and other events which are currently excluded from the statement of operations and are recorded directly to stockholders' equity. Total comprehensive income for the nine month periods ended September 30, 1998 and 1997 amounted to $66,937,000 and $54,431,000, respectively and comprehensive income for the quarters ended September 30, 1998 and 1997 amounted to $22,859,000 and $19,180,000, respectively.

3 - ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". The statement is effective for fiscal years beginning after June 15, 1999 and will not be applied retroactively. The statement established accounting and reporting standards for derivative instruments and hedging activity and requires that all derivatives be measured at fair value and recognized as either assets or liabilities in the financial statements. Management of the Company does not believe the adoption of SFAS No. 133 will have a material impact on the financial statements when such statement is adopted.

                  CMAC INVESTMENT CORPORATION AND SUBSIDIARIES

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
                                  CONDITION

RESULTS OF OPERATIONS

         Net income for the first nine months of 1998 was $66.7 million, a 21.0% increase compared to $55.1 million for the first nine months of 1997 and net income for the quarter ended September 30, 1998 was $23.4 million, a 21.4% increase compared to $19.3 million for the same period in 1997. These improvements were the result of significant growth in premiums earned and net investment income, partially offset by a higher provision for losses, and an increase in both policy acquisition costs and other operating expenses.

         New primary insurance written during the first nine months of 1998 was $15.5 billion, a 61.1% increase compared to $9.6 billion for the first nine months of 1997 and for the third quarter of 1998, new primary insurance written of $5.8 billion was 59.0% higher than the $3.6 billion written in the third quarter of 1997. The increase in CMAC's primary new insurance written was primarily due to a 51.4% increase in new insurance written volume in the private mortgage insurance industry for the first nine months of 1998 as compared to the same period of 1997 and a 51.6% increase in the industry's new insurance written volume in the third quarter of 1998 as compared to the third
quarter of 1997.   In addition, CMAC completed a large seasoned loan
transaction in the second quarter of 1998, insuring approximately $700 million of California loans with a risk profile similar to the Company's regular business. CMAC's market share of the industry volume was 11.6% for the nine months ended September 30, 1998, compared to 10.5% for the same period of 1997. Additionally, in the first nine months of 1998, CMAC wrote an increased amount of pool insurance which represented an addition to risk of $263.1 million as compared to $183.2 million in the same period of 1997 and for the quarter ended September 30, 1998, CMAC wrote pool insurance representing an addition to risk of $78.6 million as compared to $72.1 million for the same period in 1997.
Most of this pool insurance volume relates to a group of structured transactions composed primarily of Fannie Mae- and Freddie Mac-eligible ("GSEs") conforming mortgage loans that are geographically well dispersed throughout the United States and have lower average loan-to-value ratios than CMAC's primary business. The performance of this business has been better than anticipated although the business is relatively young and the historical performance might not be an indication of future performance. Under a pool insurance transaction, the exposure to CMAC on each individual loan is uncapped; however, the aggregate stop-loss percentage (typically 1.0% to 1.5% of the aggregate original loan balance in the Fannie Mae/Freddie Mac transactions) is the most that can be paid out in losses before the insurer's exposure terminates. The Company expects its pool insurance activity to continue at a similar level throughout 1998 due to commitments outstanding and will review its capacity and willingness to provide such pool insurance after these commitments expire. Premium rates on such pool insurance are significantly lower than on primary insurance loans due to the low stop-loss levels, which limit the overall risk exposure to CMAC, and the focus of such
product on high quality primary insurance customers.   Both Standard & Poor's
and Moody's Investors Service have recently determined that the capital requirements to support such pool insurance will be significantly more stringent than on primary insurance due to the low premium rates and low stop loss levels and CMAC has reviewed its capital levels to ensure compliance with these requirements. The average stop-loss on pool insurance written during the first nine months of 1998 was 1.3%.

         CMAC's volume in the first nine months of 1998 was positively impacted by relatively lower interest rates which affected the entire mortgage industry. The trend toward lower interest rates, which began in the third quarter of 1997, caused refinancing activity during the first three quarters of 1998 to continue at a higher rate although strong housing prices have caused a large percentage of the refinanced loans to be closed without private mortgage insurance at an LTV of 80% or below. Therefore, the rate of growth in the private mortgage industry has not been as high as that of the entire mortgage market. CMAC's refinancing activity as a percentage of primary new insurance written was 30% for the nine month period ended September 30, 1998 as compared to 15% for the same period in 1997; however, for the third quarter of 1998, that rate had declined to 24% from 37% and 29% in the first and second quarters of 1998, respectively, indicating that the current refinance boom is continuing to slow. The persistency rate, which is defined as the percentage of policies in force that are renewed in any given year, was 71.9% for the twelve months ended September 30, 1998 as compared to 88.1% for the twelve months ended September 30, 1997. This decrease was consistent with the higher level of refinancing activity during the first nine months of 1998; however, a decline in the refinancing level toward the end of the second quarter and into the third quarter suggests a small increase in the relative persistency rate over the balance of 1998.

         CMAC also has recently become involved in insuring sub-prime loans, specifically Alternative A and A minus

                  CMAC INVESTMENT CORPORATION AND SUBSIDIARIES

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
                                  CONDITION
                                 (CONTINUED)

loans. Alternative A borrowers have an equal or better credit profile than CMAC's typical insured borrowers, but these loans are underwritten with reduced documentation and verification of information. CMAC typically charges a higher premium rate for this business due to the reduced documentation, but does not consider this business to be significantly more risky than its normal primary business. The A minus loan programs typically have non-tradititional credit standards which are less stringent than standard credit guidelines. To compensate for this additional risk, CMAC receives a significantly higher premium for insuring this product that is commensurate with the additional default risk. During 1998, Alternative A and A minus business has accounted for 7.6% of CMAC's new primary insurance written.

         Net premiums earned in the first nine months of 1998 were $208.4 million, a 20.2% increase compared to $173.4 million for the first nine months of 1997 and premiums earned for the quarter ended September 30, 1998 were $71.7 million, a 16.9% increase compared to $61.4 million for the same period of 1997. This increase reflected the insurance in force growth resulting from strong new insurance volume and the increase in pool insurance written during the first nine months of 1998, and was offset by the decline in persistency
levels.   The strong volume led to an increase in direct primary insurance in force of 11.0%, from $46.9 billion at December 31, 1997 to $52.1 billion at September 30, 1998. Direct pool risk in force also grew to $783.7 million at September 30, 1998 from $593.9 million at the end of 1997, an increase of 32.0% for the nine month period. CMAC and the industry have recently begun to enter risk sharing arrangements with various customers that are designed to allow the customer to participate in the risks and rewards of the mortgage insurance business. One such product is captive reinsurance, in which a mortgage lender sets up a mortgage reinsurance company that assumes part of the risk associated with that lenders' insured book of business. In most cases, the risk assumed by the reinsurance company is an excess layer of aggregate losses that would be penetrated only in a situation of adverse loss development. For the nine months ended September 30, 1998, premiums ceded under captive reinsurance arrangements were $668,400 or less than 1% of total earned premiums and for the quarter ended September 30, 1998, premiums ceded under captive arrangements were $330,000 or less than 1% of total earned premiums for the quarter of $71.7 million. CMAC expects to enter into several new agreements in the balance of 1998 and into 1999, although the aggregate amount of captive reinsurance is not expected to have a material financial impact on CMAC's balance sheet or financial results in those years.

         Net investment income for the first nine months of 1998 was $28.4 million, a 14.1% increase compared to $24.9 million for the same period of 1997 and for the third quarter of 1998, net investment income was $9.7 million as compared to $8.4 million for the third quarter of 1997, a 14.8% increase.
These increases were a result of continued growth in invested assets primarily due to positive operating cash flows of $89.2 million for the first nine months of 1998. The Company has continued to invest new operating cash flow in tax-advantaged securities, primarily municipal bonds, although the Company did modify its investment policy to allow the purchase of various other asset classes, including common stock and convertible securities, beginning in the second quarter of 1998. The Company's intent is to target the common equity exposure at 5% of the investment portfolio's market value while the convertible securities and mortgage-backed securities exposure are each targeted at 10%. During the second and third quarters of 1998, the Company purchased a total of $20.0 million of common equities which led to a slight decrease in the growth in investment income during the third quarter. Although there will be a short-term decline in investment income from this change in investment policy, the Company expects no material long-term impact on total investment returns as a result of this change.

         The provision for losses was $99.0 million for the first nine months of 1998, an increase of 16.2% compared to $85.2 million for the first nine months of 1997, and for the third quarter of 1998, the provision was $33.0 million as compared to $30.2 million for the third quarter of 1997, an increase of 9.2%. These increases reflected the significant growth and maturation of CMAC's book of business over the past several years, which has caused an increase in defaults reported to CMAC, the continued adverse experience of California loans (despite signs of an improving trend in California), and the relatively poor experience of certain "affordable housing" program loans insured in 1994 and 1995, especially in Florida. Although the ultimate performance of the books of business that originated since 1994 cannot yet be determined, it appears that the ultimate loss levels will be higher than average, partially due to the presence of these "affordable housing" loans. CMAC's overall default rate at September 30, 1998 was 1.69% as compared to 1.82% at December 31, 1997 and 1.76% at March 31, 1998 while the default rate on the primary business was 2.39% at September 30, 1998 as compared to 2.32% at December 31, 1997. The number of defaults rose from 12,359 at December 31, 1997 to 14,104 at September 30, 1998 and the average loss reserve per default rose from $12,026 at the end of 1997 to $13,321 at

                  CMAC INVESTMENT CORPORATION AND SUBSIDIARIES

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
                                   CONDITION
                                  (CONTINUED)

September 30, 1998. This increase in average loss reserve per default reflected the Company's continued implementation of a more conservative reserve calculation for certain loans in default perceived as having a higher risk of claim incidence. In addition, an increase in the average loan balance and the coverage percentage on loans originated beginning in 1995 has necessitated a higher reserve balance on loans in a default status due to the increased ultimate exposure on these loans. The default rate in California was 2.7% (including pool) at September 30, 1998 as compared to 3.6% at December 31, 1997 and claims paid in California during the first nine months of 1998 were $32.8 million, representing approximately 44.9% of total claims as compared to 58.7% for the same period of 1997. The default rate in Florida was 3.4% (including pool) at September 30, 1998 as compared to 3.8% at December 31, 1997 and claims paid in Florida during the first nine months of 1998 were $5.5 million, representing approximately 12.3% of total claims as compared to only 5.9% for
the same period in 1997.   The "affordable housing" early default experience is
a result of insuring certain loans in which the borrowers' principal and interest reserves and other credit factors were not as strong as on prior years' books of business. Certain underwriting changes were implemented near the end of 1996 to compensate for the factors that contributed to the early default experience on these "affordable housing" loans; however, it is too
early to determine the impact of such changes.   In addition, CMAC has reported
an increased number of defaults on the Alternative A and A minus business insured beginning in 1997. Although the default rate for this business is higher than on CMAC's normal books, it is not currently higher than was expected for this type of business and the higher premium rates charged are expected to compensate for the increased level of default risk.

         Underwriting and other operating expenses were $53.7 million for the first nine months of 1998, an increase of 27.5% compared to $42.1 million for the same period of 1997. For the third quarter of 1998, these expenses were $19.0 million as compared to $14.7 million for the third quarter of 1997, an increase of 29.1%. These expenses consisted of policy acquisition expenses, which relate directly to the acquisition of new business, and other operating expenses, which primarily represent contract underwriting expenses, overhead and administrative costs.

         Policy acquisition costs in the first nine months of 1998 were $26.7 million, an increase of 15.2% compared to $23.2 million for the first nine months of 1997 and these expenses were $9.2 million in the third quarter of 1998, an increase of 15.3% compared to $8.0 million for the same period in 1997. These increases reflect the growth in sales- and underwriting-related expenses relating to the Company's continued growth in new insurance written. The Company has continued development of its marketing infrastructure needed to support a focus on larger, national mortgage lenders in order to take advantage of the widespread consolidation occurring in the mortgage lending industry. Other operating expenses for the nine months ended September 30, 1998 were $27.0 million, an increase of $8.1 million or 42.5% as compared to $19.0 million for the same period in 1997 and these expenses were $9.7 million for the third quarter of 1998, an increase of 45.6% compared to $6.7 million for the third quarter of 1998. Most of the increase continued to result from an increase in expenses associated with the company's ancillary services, specifically contract underwriting. Contract underwriting expenses for the nine month period ended September 30, 1998 were $13.8 million as compared to $7.5 million for the same period of 1997, an increase of 84.4% and these expenses were $5.3 million for the third quarter of 1998 as compared to $2.9 million for the third quarter of 1997, an increase of 81.7%. The increase in contract underwriting expenses during the first nine months of 1998 of $6.3 million represented 78.2% of the $8.1 million increase in other operating expenses for the first nine months of 1998, while the $2.4 million increase in contract underwriting expenses in the second quarter of 1998 represented 77.6% of the $3.1 million increase in other operating expenses for the third quarter of 1998. Some of these additional contract underwriting expenses were correspondingly offset by increases to other income, which rose 98.6% from $3.5 million in the first nine months of 1997 to $6.9 million for the same period in 1998 and 91.4% from $1.3 million in the third quarter of 1997 to $2.4 million in the third quarter of 1998. During the first nine months of 1998, loans underwritten via contract underwriting accounted for 32% of applications, 28% of insurance commitments, and 24% of certificates issued by CMAC as compared to 29% of applications, 25% of commitments and 22% of certificates in the first nine months of 1997. The total volume of loans underwritten via contract underwriting is expected to increase which could result in an increase in other operating expenses without a corresponding matching increase in mortgage
insurance volume.   Changing market conditions have caused the cost of contract underwriting to increase during 1997 and 1998 due to the high demand for available resources. However, as further efficiencies are realized in the contract underwriting process due to the integration with Freddie Mac's Loan Prospector and Fannie Mae's Desktop Underwriter origination systems, the cost per contract underwriting loan underwritten could decrease.

                  CMAC INVESTMENT CORPORATION AND SUBSIDIARIES

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
                                   CONDITION
                                  (CONTINUED)

      The effective tax rate for the nine months ended September 30, 1998 was 27.5% as compared to 26.8% for the same period in 1997 and the tax rate for the third quarter of 1998 was 27.8% as compared to 27.2% for the third quarter of 1997. Operating income accounted for 68.1% and 68.4%, respectively, of net income for the nine months and quarter ended September 30, 1998 as compared to 65.8% and 67.0%, respectively, for the same periods in 1997, thus resulting in the small increase in effective tax rates for 1998.

LIQUIDITY AND CAPITAL RESOURCES

      CMAC's sources of funds consist primarily of premiums and investment income. Funds are applied primarily to the payment of CMAC's claims and operating expenses.

      Cash flows from operating activities for the nine months ended September 30, 1998 were $89.2 million as compared to $65.3 million for the same period of 1997. This increase consisted of an increase in net premiums written and investment income received, partially offset by an increase in claims paid and operating expenses. Positive cash flows are invested pending future payments of claims and other expenses; cash flow shortfalls, if any, are funded through sales of short-term investments and certain other investment portfolio securities.

      Stockholders' equity, which includes redeemable preferred stock of $40.0 million, increased from $469.9 million at December 31, 1997 to $538.6 million at September 30, 1998, primarily as a result of net income of $66.7 million, unrealized gains on the Company's investment portfolio of $1.2 million and the exercise of stock options that provided capital of $5.3 million, partially offset by dividends of $4.5 million.

      As of September 30, 1998, the Company and its subsidiaries had no material commitments for capital expenditures.

YEAR 2000 ISSUE

      Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000. The Company has conducted an analysis of its systems and has completed its Year 2000 project to ensure that all of its systems will be Year 2000 compliant by the end of 1998. "Year 2000 compliant" means fault free performance in the processing of data and date related data (including, but not limited to, calculating, comparing and sequencing) by all hardware and software products, individually and in combination. Fault free performance must include the manipulation of data when dates are in the 20th or 21st century and must be transparent to the user. The Company has completed the necessary program modifications to make them Year 2000 compliant and all date sensitive files have been appropriately modified and updated. The Company has built a stand-alone testing environment that allowed simulation of different year-end scenarios and testing of the Year 2000 programming changes and file modifications was completed in October 1998. In addition, the Company has undertaken a review of all of its hardware systems to assess Year 2000 compliance. The Company's servers are currently Year 2000 compliant and any desktop systems not currently Year 2000 compliant are scheduled for replacement over the next 12 months. Although the Company will be Year 2000 compliant, in the event that third parties with whom the Company transacts business are not Year 2000 compliant, potential for an adverse effect on the Company's operations may remain. The Company has taken precautions to minimize this risk by contacting each of its mission critical business partners to ascertain their Year 2000 compliance status. The Company's Year 2000 compliance project has not resulted in any material costs and has had no material impact on its financial condition.

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



                               CMAC INVESTMENT CORPORATION





Date:    November 12, 1998                 /s/ C. Robert Quint
                               -------------------------------------------------
                                             C.  Robert Quint
                                Senior Vice President, Chief Financial Officer
                                          (Principal Accounting Officer)