Form 10-K
period 1998-12-31
CMAC INVESTMENT CORP
filed 1999-04-15
CIK 890926

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

                                 (215) 564-6600
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                    TITLE OF EACH CLASS                              NAME OF EACH EXCHANGE ON WHICH REGISTERED
                    -------------------                              -----------------------------------------
               COMMON STOCK, $.001 PAR VALUE                                  NEW YORK STOCK EXCHANGE

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 22,727,536 shares of Common Stock, $.001 par value, outstanding on March 25, 1999, and the aggregate market value of the voting stock held by non-affiliates of the registrant is $799,725,173.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     CMAC Investment Corporation (the "Company") provides, through its wholly owned subsidiary, Commonwealth Mortgage Assurance Company ("CMAC"), private mortgage insurance coverage in the United States on residential mortgage loans. Private mortgage insurance protects mortgage lenders and investors from default-related losses on residential first mortgage loans made primarily to home buyers who make down payments of less than 20% of the home's purchase price. Private mortgage insurance also facilitates the sale of such mortgage loans in the secondary mortgage market, principally to Freddie Mac and Fannie Mae. CMAC is restricted, both by state insurance laws and regulations and the eligibility requirements of Fannie Mae and Freddie Mac, to providing insurance on residential first mortgage loans only. CMAC currently offers two principal types of private mortgage insurance coverage, primary and pool. At December 31, 1998, primary insurance represented 92.8% of CMAC's direct risk in force and pool insurance represented 7.2% of CMAC's direct risk in force. The volume of pool insurance written has increased significantly in 1997 and 1998, but is expected to decline in 1999 and beyond due primarily to capital restrictions.

     CMAC has been engaged in the mortgage insurance business since 1977. The Company acquired all of the outstanding common stock of CMAC in October 1992 in order to facilitate the initial public offering of the Company's common stock. In the offering, the Company's sole stockholder, Commonwealth Land Title Insurance Company, then an indirect subsidiary of Reliance Group Holdings, Inc., sold all of the shares of common stock of the Company owned by it. As a result of the offering, which was completed in November 1992, the Company became an independent public company.

  Merger with Amerin

     By Agreement and Plan of Merger dated as of November 22, 1998, the Company and Amerin Corporation agreed on a merger. The anticipated merger calls for Amerin stockholders to receive 0.5333 shares of the Company's common stock in a tax-free exchange for each share of Amerin common stock. The Company's stockholders will continue to own their existing shares after the merger. Completion of the merger is subject to approval by the stockholders of both companies. The transaction is expected to close in May 1999 and to be accounted for on a pooling of interests basis. Following the merger, Frank P. Filipps, president and chief executive officer of the Company, will be chairman and chief executive officer. Roy J. Kasmar, president and chief operating officer of Amerin, will hold the same positions with the Company. Gerald L. Friedman, chairman and chief executive officer of Amerin, will become chairman emeritus, and Herbert Wender, chairman of the Company, will become chairman of the executive committee of the board of directors. The new board will initially be made up of the Company's board, Roy J. Kasmar and four individuals nominated by Amerin. Based on the independent results for Amerin and the Company at December 31, 1998, and for the twelve-month period then ended, on a pro forma basis, the combined company would have been the second largest mortgage insurance company in the industry, measured by market share, with a combined market share of over 19%. The combined company would have had assets of $1.5 billion, common stockholders' equity of $932 million and net income of $142 million.

  Primary Insurance

     Primary insurance provides mortgage default protection on individual loans at a specified coverage percentage which is applied to the unpaid loan principal, delinquent interest and certain expenses associated with the default and subsequent foreclosure (collectively, the "claim amount"). CMAC's obligation to an insured lender in respect of a claim is determined by applying the appropriate coverage percentage to the claim amount. CMAC's "risk" on each insured loan is the loan amount multiplied by the coverage percentage. Most of CMAC's current business is written with 30% coverage on loans with a loan-to-value ("LTV") ratio between 90.01% and 95% ("95s") and 25% coverage on loans with an LTV ratio between 85.01% and 90%

("90s"). As of December 31, 1998, approximately 60% of CMAC's insurance in force had such "deeper coverage". Deeper coverage refers to a higher percentage of insurance coverage than previous historical levels on 90s and 95s. Beginning in 1995, both Fannie Mae and Freddie Mac began to require such coverage on 90s and 95s. Prior to 1995, the coverage requirements were 22% on 95s and 17% on 90s. In January 1999, Fannie Mae announced a new program which allows for lower levels of required mortgage insurance for certain low down payment loans approved through its "Desktop Underwriter" automated underwriting system. The insurance levels are similar to those required prior to 1995. In March 1999, Freddie Mac announced a similar program for loans approved though its "Loan Prospector" automated underwriting system. The Company does not believe that these developments will adversely affect the demand for (or profitability of) mortgage insurance. For more information on these developments, see "Freddie Mac and Fannie Mae" on page 17. Under its master policy, CMAC has the option of paying the entire claim amount and taking title to the mortgaged property, or paying the coverage percentage in full satisfaction of its obligations under the insurance written. Recently, CMAC has underwritten most of its primary insurance by utilizing automated or streamlined underwriting methods.

  Pool Insurance

     Pool insurance differs from primary insurance in that the exposure on pool insurance is not limited to a specific coverage percentage on each individual loan. Because of this feature and the generally lower premium rates associated with pool insurance, the rating agency capital requirements for the pool product are more restrictive than the capital requirements for primary insurance. There is an aggregate exposure limit ("stop loss") on a "pool" of loans which is generally between 1% and 10% of the initial aggregate loan balance. Modified pool insurance has a stop loss like pool insurance, but also has exposure limits on each individual loan. The use of modified pool insurance is much more limited than traditional pool insurance.

     CMAC offers pool insurance on a selected basis to various state housing finance agencies on the collateral for their bond issues, as a credit enhancement to mortgage loans included in mortgage-backed securities or in whole loan sales, and in certain other specific situations. Since 1996, CMAC has offered significant amounts of pool insurance on mortgage product sold to Freddie Mac and Fannie Mae by CMAC's primary insurance customers ("GSE Pool"). This GSE Pool insurance has a very low stop loss, generally 1.0% to 1.5%, and the insured pools contain loans with and without primary insurance. Premium rates on this business are significantly lower than primary insurance rates and the expected profitability on this business is lower than that of primary insurance. The volume of such business increased significantly in 1997 and 1998 due to the strong demand for this product from CMAC's customers and due to the increased size of the mortgage market. During 1998, CMAC had pool risk written of $368.4 million relating specifically to GSE Pool business compared to $264.5 million in 1997. It is expected that CMAC will write less pool insurance in 1999. It is CMAC's current intention to reduce its net pool risk in force to no more than 5% of CMAC's total risk in force. Net pool risk in force at December 31, 1998 represented 7.8% of total risk force. New premiums written for pool insurance were $11.1 million in 1998, $4.8 million in 1997 and $2.1 million in 1996. The New York Insurance Department has issued a Circular Letter, which is described more fully on page 16 of this Form 10-K, that could impact the terms and conditions of future pool insurance transactions.

  Structured Transactions

     CMAC, from time to time, engages in structured transactions which may include either primary insurance, pool insurance or some form of combination thereof. A structured transaction generally involves insuring a large pool of seasoned loans or issuing a commitment to insure new loan originations under negotiated terms. Some structured transactions contain a risk-sharing component under which the insured assumes a first-loss position or shares in losses in some other manner. The amount of new premiums written in structured transactions by CMAC were $4.7 million in 1998, $300,000 in 1997 and $400,000 in 1996.

  Revenue Sharing Products

     CMAC and the industry offer financial products to their customers that are designed to allow the customer to participate in the risks and rewards of the mortgage insurance business. One such product is captive reinsurance, in which a mortgage lender sets up a mortgage reinsurance company that assumes part of the risk associated with that lender's insured book of business. In most cases, the risk assumed by the reinsurance company is an excess layer of aggregate losses that would be penetrated only in a situation of adverse loss development. CMAC had four captive reinsurance agreements in place at December 31, 1998 and expects to enter into several new agreements in 1999. Premiums ceded to captive reinsurance companies in 1998 were $1.5 million, representing less than 1% of total premiums written. Another revenue sharing product is a performance note ("SUPER Note"), which allows a mortgage lender to invest a portion of capital needed to support its insured mortgage insurance book and to receive a return on investment that approximates the return that CMAC achieves on that same book of business. At December 31, 1998, CMAC had $1.9 million of outstanding SUPER Notes. The aggregate amount of captive reinsurance and SUPER Note business is not expected to have a material impact on CMAC's balance sheet or financial results in 1999. Clarification of the Letter, which is described more fully on page 16 of this Form 10-K, could impact the terms and conditions of future revenue sharing transactions.

CUSTOMERS

     Mortgage originators such as mortgage bankers, mortgage brokers, commercial banks and savings institutions are CMAC's principal customers, although mortgage borrowers generally bear the cost of primary insurance coverage. CMAC does, on a limited basis, offer lender-paid mortgage insurance whereby mortgage insurance premiums are charged to the mortgage lender or loan servicer. On the lender-paid product, the interest rate to the borrower is usually higher to compensate for the mortgage insurance premium that the lender is paying. In 1998, approximately 2.8% of CMAC's primary insurance was done on a lender-paid basis, however this percentage could increase in 1999 and beyond if borrowers become less sensitive to the stated interest rate and instead focus more on total monthly costs.

     To obtain primary insurance from CMAC, a mortgage lender must first apply for and receive a master policy from CMAC. CMAC's approval of a lender as a master policyholder is based, among other factors, upon an evaluation of the lender's financial position and its management's demonstrated adherence to sound loan origination practices. CMAC's quality control function then monitors the master policyholder.

     The number of primary individual policies in force was 491,836 at December 31, 1998, 441,605 at December 31, 1997 and 382,243 at December 31, 1996.

     CMAC's top 10 customers were responsible for 40.3% of new primary risk written in 1998 compared to 28.4% in 1997 and 21.8% in 1996. The largest single customer of CMAC, (including branches and affiliates of such customer), measured by risk written, accounted for 14.4% of new primary risk written during 1998 compared to 4.9% in 1997 and 4.0% in 1996. In 1998, the Company's largest single customer was Norwest Mortgage, Inc.

SALES, MARKETING AND COMPETITION

  Sales and Marketing

     CMAC employs a field sales force of approximately 100 persons, organized into three divisions, providing local sales representation throughout the United States. During 1997, CMAC reorganized by reducing the number of divisions from six to three and introducing the new position of Area Sales Manager in order to provide more direct supervision of the field sales force. Each of the three divisions is supervised by a Divisional Sales Manager who is directly responsible for several Area Sales Managers. The Area Sales Managers are responsible for managing a small sales force in different areas within the division. An increase to five regions within this structure is anticipated in 1999. CMAC sales personnel are compensated by salary, commissions on new insurance written and a production incentive based on the achievement of various goals. During 1998, these goals were related to volume, market share, change in market share and business quality as measured by CMAC's mortgage scoring model and this is generally expected to continue in 1999. In early 1997, CMAC expanded its effort to serve larger national accounts, which have become a more integral part of the mortgage insurance market due to consolidation in the mortgage lending industry. Two dedicated national account positions were created and a more focused effort to support national accounts was implemented. CMAC added to this effort in 1998 with two additional dedicated positions and expects the national account area to be particularly important in 1999 and beyond.

  Competition

     CMAC and other private mortgage insurers compete directly with various federal government agencies, principally the Federal Housing Administration ("FHA"). In addition to competition from federal agencies, CMAC and other private mortgage insurers face competition from state-supported mortgage insurance funds. The private mortgage insurance industry consists of CMAC and seven other active mortgage insurance companies. During 1998, CMAC was the fifth largest private mortgage insurer, measured by market share, and had, according to industry data, a market share of new primary mortgage insurance written of 11.5%.

UNDERWRITING PRACTICES

     CMAC considers effective risk management to be critical to its long-term financial stability. Market analysis, prudent underwriting, the use of automated risk evaluation models, quality control and customer service are all important elements of CMAC's risk management process.

  Underwriting Personnel

     In addition to a centralized National Underwriting department in the home office, each of CMAC's service divisions has a Divisional Service Manager responsible for evaluating risk and managing all underwriting field staff in the region. CMAC employs an underwriting and support staff of approximately 110 who are located in CMAC's 25 service centers. Additionally, CMAC has two agency operations in place.

  Underwriting Process

     CMAC has generally accepted applications for primary insurance (other than in connection with structured transactions) under three basic programs: the traditional fully documented program, a limited documentation program and the delegated underwriting program. Programs that involve less than fully documented file submissions have become more prevalent in recent years. In order to meet this demand, in the fourth quarter of 1996, CMAC introduced to the marketplace the process referred to as "ExpressTrac(sm)". A lender utilizing ExpressTrac can submit loans to CMAC for insurance with abbreviated levels of documentation based on the type of loan being submitted for insurance. During 1998, 61% of the commitments issued for primary insurance were received by CMAC under the ExpressTrac program. In the ExpressTrac Program, CMAC has agreed to underwrite certain loans with less documentation by relying upon a scoring model created by CMAC during 1996 and referred to as "Prophet Score(sm)" (described below). The ExpressTrac program also allows for a reduction in standard premium rates (4 basis points) for loans having FICO credit scores (described below) of 680 or greater although there is no assurance that this discount will continue in the future. During 1998, 54% of the commitments issued by CMAC for primary insurance qualified for this discounted rate.

  Delegated Underwriting

     CMAC has a delegated underwriting program with certain customers. CMAC's delegated underwriting program, which was implemented in 1989, currently involves only lenders that are approved by CMAC's risk management department. Delegated underwriting programs allow the lender's underwriters to commit CMAC to insure loans based on agreed upon underwriting guidelines. CMAC routinely audits loans submitted under these programs. As of December 31, 1998, approximately 41% of the primary loans on CMAC's books were originated on a delegated basis and during 1998, 60% of the primary loans insured by CMAC were originated on a delegated basis. This compares with 33% of the primary loans on CMAC's books at December 31, 1997 and 55% of the primary loans originated during 1997.

  Automated Underwriting

     In 1994, CMAC installed an automated underwriting system which uses artificial intelligence technology to assist CMAC's underwriting staff in the processing of loan files. The system allows the underwriter to eliminate the rudimentary underwriting steps and to focus on key aspects of the loan file, with the ultimate goal of increasing underwriting efficiency while maintaining the same level of risk exposure. During 1995, the system was fully integrated into the CMAC underwriting process and improved efficiency was realized. In 1996, CMAC further enhanced the automated underwriting system by adding its Prophet Score model to the automated underwriting system's decision making process. Direct connections between the CMAC network and Fannie Mae's Desktop Underwriter and Freddie Mac's Loan Prospector systems were implemented in January 1998.

  Mortgage Scoring Models

     During the last few years, the use of scoring mechanisms to predict loan performance has become prevalent in the marketplace, especially with Fannie Mae and Freddie Mac's advocacy of the use of credit scores in the mortgage loan underwriting process. The use of credit scores was pioneered by Fair Isaac and Company and became popular in the mid-1980s. The FICO model calculates a score based on a borrower's credit history. This credit score based "scorecard" is used to predict the future performance of a loan over a one or two year time horizon. The higher the credit score the lower the likelihood that a borrower will default on a loan. CMAC's Prophet Score begins with a FICO score then adds specific additional data regarding the borrower, the loan and the property. CMAC believes that it is this additional mortgage data that expands the integrity of CMAC's Prophet Score over the entire life of the loan. In addition to the Prophet Score, CMAC's housing analysts regularly review major metropolitan areas to assess the impact that key indicators such as housing permits, employment trends, and median home sale prices have on local lending. The healthier the real estate market, the lower the risk. CMAC refers to this score as a GEOScore. Beginning in October 1996, the Prophet Score and GEOScore appeared on each insurance commitment that CMAC issued. In 1998, the Prophet and GEOScores were combined into a more powerful "Composite Prophet Score" that aggregates the credit and economic factors into one decision tool.

  Alternative Products

     An increasingly popular form of mortgage lending is in the area of non-conforming loans. Two subsets of this category in which CMAC has recently become involved are Alternative A loans and A minus loans. Alternative A borrowers have an equal or better credit profile than CMAC's typical insured borrowers, but these loans are underwritten with reduced documentation and verification of information. CMAC typically charges a higher premium rate for this business due to the reduced documentation, but does not consider this business to be significantly more risky than its normal primary business. The A minus loan programs typically have non-traditional credit standards which are less stringent than standard credit guidelines. This market was created as an avenue to homeownership for borrowers who had not properly maintained their credit profile over time. CMAC receives a significantly higher premium for insuring this product that is commensurate with the additional default risk and is often a variable rate based on the Prophet Score. CMAC intends to limit its participation in the non-conforming market to Alternative A and A minus loans rather than "B" or "C" (lower credit) loans and to limit the business insured to specific targeted lenders with proven good results and servicing experience in this area. Alternative products made up less than 8% of CMAC's primary insurance written during 1998, and most of this non-conforming product was categorized as Alternative A business.

  Contract Underwriting

     CMAC utilizes its underwriting skills to provide an outsource contract underwriting service to its customers. For a fee, CMAC underwrites fully documented underwriting files for secondary market compliance, while at the same time assessing the file for mortgage insurance, if applicable. The automated underwriting service introduced in the latter part of 1997 has become a major part of CMAC's contract underwriting service. This service offers customers access to Fannie Mae's Desktop Underwriter and Freddie Mac's Loan Prospector automated underwriting systems. Contract underwriting continues to be a popular service to our customers. During 1998, loans underwritten via contract underwriting accounted for 33% of applications, 29% of commitments for insurance and 24% of insurance certificates issued by CMAC. Record mortgage origination volume during 1998 resulted in increased costs which were offset somewhat by higher fees. CMAC gives recourse to its customers on loans it underwrites for compliance. If the loan does not meet agreed upon guidelines and is not salable in the secondary market for that reason, CMAC agrees to remedy the situation either by placing mortgage insurance coverage on the loan or by purchasing the loan. During 1998, CMAC processed requests for remedies on less than 1% of the contract loans underwritten and sold a number of loans previously acquired as part of the remedy process. Providing these remedies means CMAC assumes some credit risk and interest rate risk if an error is found during the limited remedy period in our agreements. Rising mortgage interest rates or an economic downturn may expose CMAC to higher losses. During 1998, the financial impact of these remedies was insignificant although there is no assurance that such results will continue in 1999 and beyond.

RATINGS

     CMAC, along with other active private mortgage insurers, has its claims-paying ability and financial strength rated by Standard & Poor's ("S&P"), Moody's Investors Service, Inc. ("Moody's") and Duff & Phelps Credit Rating Company ("DCR"). These ratings are an indication to a mortgage insurer's customers of the insurer's present financial strength and its capacity to honor its future claims payment obligations. Ratings are generally considered critical to an insurer's ability to compete for new insurance business. Currently, CMAC is rated "AA" by S&P and DCR, and "Aa3" by Moody's. CMAC has received assurance from Moody's, S&P and DCR that the merged company will maintain a rating similar to the current rating upon completion of the merger

REINSURANCE

     CMAC reinsures all direct insurance in force under an excess of loss reinsurance program which CMAC considers to be an effective catastrophic reinsurance coverage. Under this program, the reinsurer is responsible for 100% of CMAC's covered losses in excess of CMAC's retention. CMAC's annual retention is determined by a formula which contains variable components. The estimated 1999 retention is approximately $480 million of loss which represents 150% of expected premiums earned. The reinsurer's aggregate annual limit of liability is also determined by a formula with variable components and is currently estimated to be $92.5 million. In addition, for 1999, a limit has been set on the amount of annual pool insurance losses that can be counted in the reinsurance recoverable calculation. For 1999, this limit is $90 million. If the reinsurer decides not to renew the reinsurance arrangement and is not replaced by CMAC, the reinsurer must provide six years of runoff coverage. There is an overall aggregate limit of liability applicable to any runoff period equal to four times the annual limit in effect for the calendar year of such nonrenewal. For 1999, this aggregate limit is estimated to be $370 million. The excess of loss reinsurance program also provides restrictions and limitations on the payment of dividends by CMAC, investments, mergers or acquisitions involving other private mortgage insurance companies and reinsurance of exposure retained by CMAC.

     In addition, CMAC has entered into a variable quota-share ("VQS") treaty for primary risk in the 1994 to 1997 origination years and a portion of the pool risk written in 1997. In this treaty, quota-share loss relief is provided at varying levels ranging from 7.5% to 15.0% based upon the loss ratio on the reinsured book. The higher CMAC's loss ratio, the greater the potential reinsurance relief which protects CMAC in adverse loss situations. A ceding commission is paid by the reinsurer to CMAC and the agreement is noncancelable for ten years by either party. As of December 31, 1998, the risk in force covered by the VQS treaty was approximately $6.1 billion, or approximately 53% of CMAC's primary risk in force and $84 million, or approximately 10% of CMAC's pool risk in force. It is CMAC's present intention not to reinsure any additional business pursuant to the VQS treaty for the 1999 origination year, although the ultimate decision on reinsurance could be impacted by business volume, capital adequacy and other factors.

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

     The following table shows the number of primary and pool loans insured, related loans in default and the percentage of loans in default (default rate) as of the dates indicated:

                                                           DEFAULT STATISTICS
                                                               DECEMBER 31
                                           ---------------------------------------------------
                                            1998       1997       1996       1995       1994
                                           -------    -------    -------    -------    -------
PRIMARY INSURANCE:
  Insured loans in force.................  491,836    441,605    382,243    321,090    261,750
  Loans in default(1)....................   12,025     10,245      9,115      6,734      5,377
  Percentage of loans in default.........      2.4%       2.3%       2.4%       2.1%       2.1%
POOL INSURANCE(2):
  Insured loans in force.................  432,740    236,101     93,531     43,969     31,658
  Loans in default(1)....................    3,500      2,114      1,012        595        549
  Percentage of loans in default.........      0.8%       0.9%       1.1%       1.4%       1.7%

---------------
(1) Loans in default exclude those loans 45 days past due or less and loans in default for which CMAC feels it will not be liable for a claim payment.

(2) Includes traditional and modified pool insurance.

     Regions of the United States may experience different default rates due to varying economic conditions. The following table shows the default rates by CMAC region as of the dates indicated, including both primary and pool loans.

                                                              DEFAULT RATES BY CMAC REGION
                                                                      DECEMBER 31
                                                          ------------------------------------
                                                          1998    1997    1996    1995    1994
                                                          ----    ----    ----    ----    ----
North...................................................  2.13%   2.51%   2.64%   2.56%   2.59%
East....................................................  2.43    3.11    3.38    3.34    3.36
Southeast...............................................  2.20    2.35    2.10    1.53    1.51
Midwest.................................................  1.03    1.16    1.28    1.12    0.61
Southwest...............................................  1.77    1.84    1.61    1.38    1.35
West....................................................  1.88    2.42    2.87    2.52    2.14
Alaska..................................................  0.55    1.02    0.45    0.74    0.67

     As of December 31, 1998, default rates for CMAC's two largest states measured by risk in force were 2.6% for California and 3.6% for Florida compared to 3.6% for California and 3.8% for Florida at December 31, 1997. The relatively high default rate in Florida is due primarily to the increased "affordable housing" business done in Florida since 1994 and the relatively high default development on such business.

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

     Claim activity is not evenly spread through the coverage period of a book of business. Relatively few claims are received during the first two years following issuance of the policy. This is followed by a period of rising claims which, based on industry experience, has historically reached its highest level in the third through fifth years after the year of loan origination. Thereafter, the number of claims received has historically declined at a gradual rate, although the rate of decline can be affected by conditions in the economy. Approximately 58% of CMAC's primary risk in force and almost all of CMAC's pool risk in force at December 31, 1998 had not yet reached its anticipated highest claim frequency years. CMAC's cumulative claim incidence on insurance written, determined four years after policy issuance, was 1.5% for insurance written in 1992, 1.5% for insurance written in 1993, and 2.0% for insurance written in 1994. Certain "affordable housing" loans insured in 1994 and 1995 have experienced higher than normal early default and claim rates, although these results are not anticipated to have a material effect on the Company's financial statements due to the relatively small component of such loans in CMAC's book. Many of the reasons for these early defaults have been addressed in the underwriting of such loans since 1996.

LOSS MITIGATION

     CMAC's loan workout staff consists of 20 employees, including 13 full-time loan workout specialists who proactively intervene in the default process, working with borrowers to reduce the frequency and severity of foreclosure losses. Once a notice of default is received, CMAC scores the default using a proprietary model that predicts the likelihood that the default will become a claim. Using this model, the loan workout specialists prioritize cases for proactive intervention to counsel and assist borrowers. Loss mitigation techniques include pre-foreclosure sales, extensions of credit to borrowers to reinstate insured loans, loan modifications and deficiency settlements. CMAC considers its loss mitigation efforts to be an effective way to reduce claim payments.

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

LOSS RESERVES

     CMAC establishes reserves to provide for the estimated costs of settling claims in respect of loans reported to be in default and loans that are in default which have not yet been reported to CMAC. Consistent with generally accepted accounting principles and industry accounting practices, CMAC does not establish loss reserves for future claims on insured loans which are not currently in default. In determining the liability for unpaid losses related to reported outstanding defaults, CMAC establishes loss reserves on a case-by-case basis. The amount reserved for any particular loan is dependent upon the status of the loan as reported by the servicer of the insured loan, as well as the economic condition and estimated foreclosure period in the area in which the default exists. As the default progresses closer to foreclosure, the amount of loss reserve for that particular loan will be increased, in stages, to approximately 100% of CMAC's exposure. CMAC also reserves for defaults that have occurred but have not been reported using historical information on defaults not reported on a timely basis by lending institutions. The estimates are continually reviewed and adjustments are made to the liability as necessary.

ANALYSIS OF PRIMARY RISK IN FORCE

     CMAC's business strategy has been to disperse risk as widely as possible. CMAC analyzes its portfolio in a number of ways to identify any concentrations or imbalances in risk dispersion. CMAC believes the quality of its insurance portfolio is affected significantly by:

     - the geographic dispersion of the properties securing the insured loans;

     - the quality of loan originations;

     - the types of loans insured (including LTV ratio, purpose of the loan, type of loan instrument and type of underlying property securing the loan); and

     - the age of the loans insured.

  Geographic Dispersion

     The following tables reflect the percentage of direct primary risk in force on CMAC's book of business (by location of property) for the top ten states and top 15 metropolitan statistical areas ("MSAs") as of December 31, 1998 and 1997:

TOP TEN STATES                                                1998    1997
--------------                                                ----    ----
California..................................................  18.1%   18.6%
Florida.....................................................  8.2     8.3
New York....................................................  7.9     8.4
Texas.......................................................  5.4     5.5
Georgia.....................................................  4.8     5.0
New Jersey..................................................  4.6     4.5
Pennsylvania................................................  4.1     4.5
Arizona.....................................................  4.1     4.3
Illinois....................................................  2.6     N/A
Maryland....................................................  2.5     2.6
Tennessee...................................................  N/A     2.5
                                                              ---     ---
          Total.............................................  62.3%   64.2%
                                                              ===     ===

TOP FIFTEEN MSAs                                              1998    1997
----------------                                              ----    ----
Los Angeles, CA.............................................  4.7%    5.3%
Atlanta, GA.................................................  3.8     3.9
Phoenix, AZ.................................................  3.4     3.5
Philadelphia, PA............................................  3.0     3.2
New York, NY................................................  2.8     3.0
Nassau/Suffolk, NY..........................................  2.6     2.7
Washington, DC-MD-VA........................................  2.5     2.5
Chicago, IL.................................................  2.3     2.1
Orange County, CA...........................................  2.0     2.2
Riverside-San Bernadino, CA.................................  2.0     1.8
Dallas, TX..................................................  1.6     1.8
Miami, FL...................................................  1.5     1.4
Tampa-St. Petersburg, FL....................................  1.4     1.5
Ft. Lauderdale, FL..........................................  1.4     1.4
Houston, TX.................................................  1.3     N/A
Boston, MA..................................................  N/A     1.5
                                                              ---     ---
          Total.............................................  36.3%   37.8%
                                                              ===     ===

  Lender and Product Characteristics

     While geographic dispersion is an important component of overall risk dispersion and it has been a strategy of the Company to reduce its exposure in the top 10 states and top 15 MSAs, the Company believes the quality of the risk in force should be considered in conjunction with other elements of risk dispersion, such as product distribution, as well as CMAC's risk management and underwriting practices.

     The following table reflects the percentage of direct risk in force (as determined on the basis of information available on the date of mortgage origination) by the categories indicated as of December 31, 1998 and 1997.

                              DIRECT RISK IN FORCE

                                                              1998     1997
                                                              -----    -----
Product Type:
  Primary...................................................   92.8%    94.4%
  Pool(1)...................................................    7.2      5.6
                                                              -----    -----
          Total.............................................  100.0%   100.0%
                                                              =====    =====

                          DIRECT PRIMARY RISK IN FORCE

                                                               1998       1997
                                                              -------    -------
Direct Primary Risk in Force (dollars in millions)..........  $11,595    $10,009
Lender Concentration:
  Top 10 lenders (by original applicant)....................     28.8%      24.0%
  Top 20 lenders (by original applicant)....................     38.3%      33.6%
LTV:
  95.01% to 97.00%..........................................      3.5%       2.6%
  90.01% to 95.00%..........................................     44.8       45.4
  85.01% to 90.00%..........................................     44.2       46.0
  85.00% and below..........................................      7.5        6.0
                                                              -------    -------
          Total.............................................    100.0%     100.0%
                                                              =======    =======
Loan Type:
  Fixed.....................................................     87.9%      82.9%
  Adjustable rate mortgage ("ARM") (fully indexed)(2).......     10.8       14.7
  ARM (potential negative amortization)(3)..................      1.3        2.4
                                                              -------    -------
          Total.............................................    100.0%     100.0%
                                                              =======    =======
Mortgage Term:
  15 years and under........................................      3.5%       3.4%
  Over 15 years.............................................     96.5       96.6
                                                              -------    -------
          Total.............................................    100.0%     100.0%
                                                              =======    =======
Property Type:
  Non-condominium (principally single-family detached)......     96.2%      95.7%
  Condominium or cooperative................................      3.8        4.3
                                                              -------    -------
          Total.............................................    100.0%     100.0%
                                                              =======    =======

                                                               1998       1997
                                                              -------    -------
Occupancy Status:
  Primary residence.........................................     96.9%      97.2%
  Second home...............................................      1.4        1.1
  Non-owner occupied........................................      1.7        1.7
                                                              -------    -------
          Total.............................................    100.0%     100.0%
                                                              =======    =======
Mortgage Amount:
  $200,000 or less..........................................     86.4%      88.4%
  Over $200,000.............................................     13.6       11.6
                                                              -------    -------
          Total.............................................    100.0%     100.0%
                                                              =======    =======
Loan Purpose:
  Purchase..................................................     80.5%      84.0%
  Refinance.................................................     19.5       16.0
                                                              -------    -------
          Total.............................................    100.0%     100.0%
                                                              =======    =======

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

     One of the most important determinants of claim incidence is the relative amount of borrower's equity in the home, or down payment. The expectation of claim incidence on 95s is approximately two times the expected claim incidence on 90s. CMAC believes that the higher premium rates it charges on 95s adequately reflect the additional risk on these loans. The industry and CMAC have been insuring 97s since 1995. These loans are expected to have a higher claim incidence than 95s; however, with proper counseling efforts and by limiting insurance on these loans to sensible affordable housing programs, it is CMAC's belief that the claim incidence should not be materially (more than one and one-half times) worse than on 95s, although this cannot be certain. Early defaults on 97s as compared to other loans have confirmed CMAC's expectations, although the eventual performance of these loans cannot yet be accurately projected. Premium rates on 97s are higher than on 95s to compensate for the additional risk and the higher expected frequency and severity of claims. The amount of 97s insured in 1998 and 1997 was between 3% and 4% of the total loans insured each year and the percentage of primary risk in force on insured 97s went from 2.6% at the end of 1996 to 3.5% at the end of 1998. The percentage of 97s written in 1999 should approximate the 1998 and 1997 figures.

     In recent years, CMAC has increased its insurance on mortgages identified by its customers as "affordable housing" loans. These loans are typically made to low- and moderate-income borrowers in conjunction with special programs developed by state or local housing agencies, Fannie Mae or Freddie Mac. Such programs usually include 95s and 97s and may require certain underwriting guidelines to be liberalized in order to achieve their objectives. CMAC's participation in these programs is dependent upon acceptable borrower counseling. Early default experience on these programs has been worse than non-"affordable housing" loans, however CMAC does not believe the ultimate claims will materially affect its financial results due to the relatively small amount of such business combined with higher premium rates and risk-sharing elements.

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

     The Company believes that the risk of claim on relocation loans and loans originated by credit unions is extremely low and offers lower premium rates on such loans to compensate for the lower risk.

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

     CMAC also charges a significantly higher premium rate than the rate charged for insuring loans on owner occupied homes.

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

     The Company follows an investment policy which, at a minimum, requires:

     - 95% of its investment portfolio to consist of cash equivalents and debt securities (including redeemable preferred stocks) which, at the date of purchase, were rated investment grade by a nationally recognized rating agency (e.g., "BBB" or better by S&P); and

     - at least 50% of its investment portfolio (together with cash assets) to consist of cash, cash equivalents and debt securities (including redeemable preferred stocks) which, at the date of purchase, were rated the highest investment grade by a nationally recognized rating agency (e.g., "AAA" by S&P).

In December 1997, the Company's investment policy was amended to permit investment in equity securities (which includes convertible debt and convertible preferred stock). This equity component is not permitted to exceed 20% of the total investment portfolio and the Company began investing in equity securities in 1998. The 95% investment-grade requirement was not changed. In addition, all investments purchased in 1998 were classified as available for sale in contrast to primarily held to maturity, as was typical during prior years. However, the portfolio still contains mostly held to maturity investments.

     At December 31, 1998, the Company's investment portfolio had a carrying value of $736.3 million and a market value of $743.7 million, including $18.6 million of short-term investments. At December 31, 1998, the Company's investment portfolio did not include any real estate or mortgage loans. The portfolio included 10 privately placed, investment-grade securities with an aggregate carrying value of $6.4 million. At December 31, 1998, 96.3% of the Company's investment portfolio (which excludes cash) consisted of cash equivalents and debt securities (including redeemable preferred stocks) rated investment grade.

     The Company's investment policies and strategies are subject to change depending upon regulatory, economic and market conditions and the then existing or anticipated financial condition and operating requirements, including the tax position, of the Company.

     The diversification of the Company's investment portfolio (other than short-term investments) at December 31, 1998 is shown in the table below:

                      INVESTMENT PORTFOLIO DIVERSIFICATION

                                                                       DECEMBER 31, 1998
                                                             -------------------------------------
                                                             AMORTIZED
                                                               COST       FAIR VALUE    PERCENT(1)
                                                             ---------    ----------    ----------
                                                                 (IN THOUSANDS)
Fixed maturities held to maturity:
  US government securities(2)..............................  $ 12,551      $ 13,156         2.6%
  State and municipal obligations(3).......................   464,967       499,212        97.4
                                                             --------      --------       -----
          Total............................................  $477,518      $512,368       100.0%
                                                             ========      ========       =====
Fixed maturities available for sale:
  U.S. government securities(2)............................       186           191         0.1%
  U.S. government agency securities(2).....................    32,276        32,783        15.8
  State and municipal obligations(3).......................   116,131       117,056        56.6
  Corporate obligations(3).................................    16,034        16,522         7.8
  Redeemable preferred stock(3)............................    40,420        46,219        19.7
                                                             --------      --------       -----
          Total............................................  $205,047      $212,771       100.0%
                                                             ========      ========       =====
Equity securities available for sale:
  Equity securities........................................  $ 25,109      $ 27,425       100.0%
                                                             ========      ========       =====

---------------
(1) Percentage of amortized cost.

(2) Substantially all of these securities are backed by the full faith and credit of the U.S. government.

(3) Consists of investment-grade securities.

     The following table shows the scheduled maturities of the securities held in the Company's investment portfolio at December 31, 1998:

                  INVESTMENT PORTFOLIO SCHEDULED MATURITY (1)

                                                                  DECEMBER 31, 1998
                                                              -------------------------
                                                                 CARRYING
                                                                  VALUE         PERCENT
                                                              --------------    -------
                                                                   (IN THOUSANDS)
Short-term investments......................................     $ 18,596          2.5%
Less than one year..........................................        3,642          0.5
One to five years...........................................       94,652         12.9
Five to ten years...........................................      206,054         28.0
Over ten years..............................................      306,939         41.7
Mortgage-backed securities(2)...............................       32,783          4.4
Redeemable preferred stock(3)...............................       46,219          6.3
Equity securities(3)........................................       27,425          3.7
                                                                 --------        -----
          Total.............................................     $736,310        100.0%
                                                                 ========        =====

---------------
(1) Actual maturities may differ as a result of calls prior to scheduled maturity.

(2) Substantially all of these securities are backed by the Government National Mortgage Association ("GNMA").

(3) No stated maturity date.

     The following table shows the ratings of the Company's investment portfolio (other than short-term investments) as of December 31, 1998:

                       INVESTMENT PORTFOLIO BY S&P RATING

                                                                  DECEMBER 31, 1998
                                                              -------------------------
                                                                 CARRYING
RATING(1)                                                         VALUE         PERCENT
---------                                                     --------------    -------
                                                                   (IN THOUSANDS)
Fixed maturities:
U.S. government and agency securities.......................     $ 45,525          6.3%
AAA.........................................................      443,891         61.8
AA..........................................................      103,714         14.5
A...........................................................       37,725          5.3
BBB.........................................................       14,859          2.1
Not rated(2)................................................       44,575          6.2
Equity securities...........................................       27,425          3.8
                                                                 --------        -----
          Total.............................................     $717,714        100.0%
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

     Insurance regulations relate, among other things to:

     - the licensing of companies to transact business;

     - claims handling;

     - reinsurance requirements;

     - premium rates and policy forms offered to customers;

     - financial statements;

     - periodic reporting;

     - permissible investments; and

     - adherence to financial standards relating to surplus, dividends and other criteria of solvency intended to assure the satisfaction of obligations to policyholders.

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

     Because the Company is an insurance holding company and CMAC is a Pennsylvania insurance company, the Pennsylvania insurance laws regulate, among other things, certain transactions in the Company's common stock and certain transactions between CMAC, the company's other insurance subsidiaries and their parent or affiliates. Specifically, no person may, directly or indirectly, offer to acquire or acquire "control" of the Company, CMAC or the other insurance subsidiaries unless such person files a statement and other documents with the Pennsylvania Commissioner of Insurance and obtains the Commissioner's prior approval. The Commissioner may hold a public hearing on the matter. "Control" is presumed to exist if 10% or more of CMAC or another of the Company's insurance subsidiaries' voting securities is owned or controlled, directly or indirectly, by a person, although the Pennsylvania Commissioner of Insurance may find that "control" in fact does or does not exist where a person owns or controls a lesser amount of securities. In addition, material transactions between CMAC and the Company's other insurance subsidiaries and their parent or affiliates are subject to certain conditions, including that they be "fair and reasonable." These restrictions generally apply to all persons controlling or under common control with CMAC or the Company's other insurance subsidiaries. Certain transactions between the Company's insurance subsidiaries and their parent or affiliates may not be entered into unless the Pennsylvania Commissioner of Insurance is given 30 days prior notification and does not disapprove the transaction during such 30-day period.

     Dividends. The insurance laws of Pennsylvania establish a test limiting the maximum amount of dividends which may be paid without prior approval by the Pennsylvania Insurance Commissioner. Under such test, CMAC may pay dividends during any 12-month period in an amount equal to the greater of:

     - 10% of the preceding year-end statutory policyholders' surplus; or

     - the preceding year's statutory net income.

In accordance with such restrictions, $105.3 million would be available for dividends in 1999. However, an amendment to the Pennsylvania statute, effective in 1994, requires that dividends and other distributions be paid out of an insurer's unassigned surplus. Because of the unique nature of the method of accounting for contingency reserves, CMAC has negative unassigned surplus. Thus, prior approval by the Pennsylvania Insurance Commissioner is required for CMAC to pay dividends or make other distributions so long as CMAC has negative unassigned surplus. The Pennsylvania Insurance Commissioner has approved all distributions by CMAC since the passage of this amendment, and management has every expectation that the Insurance Department will continue to approve such distributions in the future, provided that the financial condition of CMAC does not materially change. The State of California has a statute requiring mortgage insurers to pay dividends or make other distributions out of unassigned surplus. CMAC and the California Department of Insurance have reached an understanding under which CMAC will be able to pay dividends or make other distributions to the Company provided that the financial condition of CMAC does not materially change.

     Risk to Capital. A number of states and Freddie Mac limit a private mortgage insurer's risk in force to 25 times the total of the insurer's policyholders' surplus plus the statutory contingency reserve, commonly known as the "risk-to-capital" requirement. As of December 31, 1998, CMAC's risk-to-capital ratio was 18.1 to 1, compared to 18.3 to 1 in 1997.

     Reserves. For statutory reporting, CMAC is annually required to provide for additions to the contingency reserve in an amount equal to 50% of earned premiums. Such amounts cannot be withdrawn for a period of 10 years except under certain circumstances. The contingency reserve, designed to be a reserve against catastrophic losses, essentially restricts dividends and other distributions by CMAC. Prior to 1995, CMAC had included the contingency reserve as a component of policyholders' surplus. The Pennsylvania Insurance Department has determined that the contingency reserve should be classified as a liability in the statutory balance sheet rather than as a component of policyholders' surplus. In response to this determination, commencing in January 1995, CMAC began classifying the contingency reserve as a liability. At December 31, 1998, CMAC had policyholders' surplus of $149.3 million and a contingency reserve of $467.9 million.

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

     New York Circular Letter. The New York Insurance Department (the "Department") issued Circular Letter No. 2 dated February 1, 1999 (the "Letter") which discusses the Department's position concerning various transactions between mortgage guaranty insurance companies licensed in New York and mortgage lenders. The Letter confirms that captive reinsurance transactions are permissible if they "constitute a legitimate transfer of risk" and "are fair and equitable to the parties." The Department is currently in the process of developing guidelines for determining which captives are, in fact, permissible. In addition, the Letter states that "supernotes/performance notes," "dollar pool" insurance, and "un-captive captives" violate New York law. The Company is in the process of seeking further guidance with regard to the Letter and revising its revenue-sharing products as appropriate to ensure compliance with the Letter's requirements.

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

     Mortgage Insurance Cancellation. The Homeowners Protection Act of 1998 (the "Act") was signed into law on July 29, 1998. The legislation imposes certain cancellation and termination requirements for borrower-paid private mortgage insurance and requires certain disclosures to borrowers regarding their rights under the law. Specifically, the Act provides that private mortgage insurance on most loans originated on or after July 29, 1999 may be canceled at the request of the borrower once the LTV reaches 80%, provided that certain conditions are satisfied. Private mortgage insurance must be canceled automatically once the LTV reaches 78% or, if the loan is not current on that date, on the date that the loan becomes current. The Act establishes special rules for the termination of private mortgage insurance in connection with loans that are "high risk". The Act does not define "high risk" loans but leaves that determination to Fannie Mae and Freddie Mac for loans up to the conforming loan limit and to the mortgagee for any other loan. For "high risk" conforming loans, it appears from the Act that Fannie Mae and Freddie Mac can determine how long private mortgage insurance must remain in effect. For "high risk" loans above the conforming loan limit, private mortgage insurance must be terminated on the date that the LTV is first scheduled to reach 77%. In no case, however, may private mortgage insurance be required beyond the midpoint of the amortization period of the loan if the mortgagor is current on the payments required by the terms of the mortgage. The Company does not believe that the Act will have a material effect on its financial condition or results of operations.

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

     In 1995, Freddie Mac and Fannie Mae began to require deeper coverage on certain loans with LTV ratios greater than 85%. The Company believes that this deeper coverage does not have a material effect on its financial results, although premiums earned and the provision for losses increased and the risk-to-capital ratio is higher as a result of the increase in risk.

     In 1995, CMAC issued a new Master Policy which applied to all business written after June 1, 1995. Changes in the terms included a broader scope of coverage for certain environmental and bankruptcy related claims, and somewhat more limited rights to reject claim payments, neither of which the Company believes will have a material adverse effect on CMAC's operations or financial results. The new Master Policy was approved by Fannie Mae and Freddie Mac, as well as by all states which require approval of policy forms.

     In January 1999, Fannie Mae announced a new program which allows for lower levels of required mortgage insurance coverage for low down payment 30-year fixed rate loans approved through its Desktop Underwriter automated underwriting system. The insurance levels are similar to those required prior to 1995.

In March 1999, Freddie Mac announced a similar program for loans approved through its Loan Prospector underwriting system. Fannie Mae will replace some of the coverage with a layer of investor mortgage insurance coverage provided by at least two mortgage insurers, one of which will be CMAC. Fannie Mae also announced that it intends to purchase additional insurance for certain eligible "Flex 97" and investor loans, and CMAC has been selected to provide this coverage on a pilot basis. The Company does not believe that these developments will adversely affect the demand for or the profitability of mortgage insurance in the near future.

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

     The FHA single family loan limits were raised in the fall of 1998. These increased loan limits vary by geographic region from $109,032 to $197,620. The Company does not believe that demand for private mortgage insurance has been or will be materially adversely affected by this change.

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

     In the fall of 1998, Freddie Mac proposed to Congress an amendment to its charter that would have permitted it to substitute other forms of loss protection for private mortgage insurance. Although the proposed amendment was defeated, Freddie Mac may be actively exploring alternatives to conventional mortgage insurance. Although it is not clear what, if any, changes or new products may emerge, there is a possibility that any changes in this regard may materially affect the mortgage insurance industry.

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

YEAR 2000 ISSUE

     Starting with the year 2000 ("Y2K"), computerized systems and computer programs which store the year component of a date as two digits may experience difficulties and produce unexpected results. Arithmetic calculations involving dates, Boolean expressions involving dates, and program logic testing for the occurrence of an event may produce errors.

     In 1997, the Company replaced all strategic and mission critical hardware, including computers, network and communications devices. Additionally, all operating systems, network operating systems and layered products were upgraded to Y2K certified versions.

     In 1998, the Company allocated approximately 80% of Information Services ("IS") staff to the Y2K software remediation project. Program modifications were completed in early September 1998. All programs were then unit and system tested in a dedicated environment capable of date shifting. Testing was performed by the Company's IS programmers. Their results were verified and the systems retested by the Company's IS Quality Control department. All test scripts, procedures and results were documented. The Company believes that it does not have material exposure to the Y2K issue with respect to its information systems.

     The Company continues to analyze whether others with whom it does business have Y2K issues. These include lenders and the custodian of the Company's investment accounts. The Company is currently unable to predict the extent to which the Y2K issue will affect these persons, or the extent to which the Company would be vulnerable to their failure to remediate any Y2K issues on a timely basis. The failure of any one of these persons subject to the Y2K issue to convert its systems on a timely basis or a conversion that is incompatible with the Company's systems could have a material adverse effect on the Company's operations.

     Currently, the Company believes its most reasonably likely Y2K worst case scenario would involve the failure of its business partners' loan origination, renewal processing or default reporting systems. The Company is an active participant in the mortgage industry Y2K testing project and has developed contingency plans to minimize the risks of business disruptions resulting from business partners' Y2K issues. These include:

     - accepting non-Y2K compliant data and using "windowing" logic to process dates correctly;

     - encouraging customers to order mortgage insurance via the internet using the Company's MI Online system;

     - accepting paper or fax submissions;

     - encouraging customers to effect servicing transactions via the internet using the Company's ServiceLink system;

     - deferring or delaying renewal billing of policyholders to a mutually agreed upon date; and

     - suspending automatic cancellation for non-payment.

With respect to the Company's non-information technology systems, the Company has made reasonable efforts to contact providers of products and services concerning their Y2K readiness. Discussions with suppliers of electronic and electro-mechanical devices deemed critical to the Company's business operations are ongoing. Based on this contact and discussions, the Company believes that it does not have material exposure to the Y2K issue with respect to its non-information systems.

     The Company did not incur any significant incremental expense related to Y2K issues as of December 31, 1998 and does not expect that its Y2K compliance program will result in any material costs or have any material impact on its financial condition or results of operations. The Company has not used any independent verification and/or validation processes to assure the reliability of its risk and cost estimates.

EMPLOYEES

     At December 1998, CMAC had 825 employees, of which approximately one-third were located at its Philadelphia headquarters facility. CMAC's employees are not unionized and management considers employee relations to be very good.

ITEM 2.  PROPERTIES

     The Company leases approximately 59,000 square feet for its corporate headquarters in Philadelphia under leases which expire in 2003. In addition, CMAC leases space for its Divisional, Service Center and On-Site offices throughout the United States comprising approximately 57,000 square feet with leases expiring between 1999 and 2001. With respect to all facilities, the Company believes it will be able to obtain satisfactory lease renewal terms.

     The Company believes its existing properties are well utilized and are suitable and adequate for its present circumstances.

     The Company maintains a mini-computer network from its corporate data center located in its headquarters building to support its data processing requirements for accounting, claims, marketing, risk management, underwriting and non-insurance operations. In 1997, the Company centralized all computer operations. All the service centers are linked to the home office in Philadelphia via a high speed frame-relay network. The centralized environment is based on the Business Recovery Server ("BRS") architecture. The BRS consists of two geographically dispersed, identical data centers. Each data center is currently running at 30% of capacity. Either data center is capable of supporting the entire company. The data centers are linked via a fibre-optic link allowing simultaneous data updates through disk shadowing. Each center is part of a separate power grid. This redundant configuration provides disaster tolerance and automatic back-up, resource sharing and fail-over.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of 1998 to a vote of holders of the Company's common stock.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     CMAC Investment Corporation common stock is listed on the New York Stock Exchange under the symbol CMT. At December 31, 1998, there were 22,705,958 shares outstanding and approximately 6,800 holders of record. The following table sets forth the high and low sale prices of the Company's common stock as reported on the New York Stock Exchange Composite Tape:

                                                                  1998                    1997
                                                            ----------------        ----------------
                                                            HIGH        LOW         HIGH        LOW
                                                            ----        ----        ----        ----
1st Quarter...............................................  $69 1/4     $55 15/16   $37 3/8     $32 3/8
2nd Quarter...............................................   67 1/4      57 1/16     47 7/8      33 1/4
3rd Quarter...............................................   68 11/16    36 5/8      55          44 1/16
4th Quarter...............................................   48 13/16    28          60 13/16    50 13/16

     Cash dividends for each share of the Company's common stock were $.03 for each quarter during 1997 and 1998. For a description of restrictions on the payment of dividends applicable to the Company and to CMAC, see note 7 of Notes to Consolidated Financial Statements set forth on page F-15 herein.

ITEM 6.  SELECTED FINANCIAL DATA

                  CMAC INVESTMENT CORPORATION AND SUBSIDIARIES

                    SELECTED FINANCIAL AND STATISTICAL DATA

                                             1998       1997       1996       1995       1994
                                            -------    -------    -------    -------    ------
                                            (IN MILLIONS, EXCEPT PER-SHARE AMOUNTS AND RATIOS)
CONSOLIDATED STATEMENT OF INCOME
Premiums earned...........................  $ 282.2    $ 237.7    $ 187.9    $ 137.1    $106.1
Net investment income.....................     38.6       33.8       30.0       25.9      22.6
Total revenues............................    333.0      277.3      222.6      165.6     130.5
Provision for losses......................    132.0      117.1       91.9       57.8      38.6
Policy acquisition costs and other
  operating expenses......................     75.1       57.7       48.1       39.6      35.6
Pretax income.............................    125.8      102.5       82.6       68.2      56.4
Net income................................     91.1       75.0       62.2       50.8      41.1
Net income per share(1)(2)................  $  3.72    $  3.06    $  2.55    $  2.09    $ 1.70
Average shares outstanding(1)(2)..........     23.6       23.4       23.1       22.7      22.2
CONSOLIDATED BALANCE SHEET
Assets....................................  $ 968.2    $ 782.1    $ 649.2    $ 540.3    $435.5
Investments...............................    736.3      596.9      513.2      437.5     358.7
Unearned premiums.........................     49.4       49.3       53.4       56.1      61.9
Reserve for losses........................    201.3      148.6      108.2       67.3      46.7
Redeemable preferred stock................     40.0       40.0       40.0       40.0      40.0
Common stockholders' equity...............    523.0      429.9      356.3      298.6     239.7
Book value per share(2)...................  $ 23.03    $ 19.08    $ 15.91    $ 13.42    $10.91
STATUTORY RATIOS
Loss ratio................................     47.7%      50.6%      50.6%      44.3%     37.7%
Expense ratio.............................     24.2       21.2       23.2       28.5      27.6
                                            -------    -------    -------    -------    ------
Combined ratio............................     71.9%      71.8%      73.8%      72.8%     65.3%
                                            =======    =======    =======    =======    ======
OTHER STATUTORY DATA
New primary insurance written.............  $21,880    $13,707    $12,301    $10,607    $9,354
Direct primary insurance in force.........   53,763     46,900     39,438     32,362    25,809
Direct primary risk in force..............   11,595     10,010      8,352      6,672     5,031
Direct pool risk in force.................      907        594        342        223       167

---------------
(1) Diluted net income per share and share information per Statement of Financial Accounting Standards No. 128, "Earnings Per Share." See note 1 of Notes to Consolidated Financial Statements set forth on page F-7 herein.

(2) All share and per-share data for prior periods have been restated to reflect the stock split. See note 1 of Notes to Consolidated Financial Statements set forth on page F-7 herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1998 COMPARED TO 1997

     Net income for 1998 was $91.1 million, a 20.5% increase compared to $75.0 million for 1997. This improvement was a result of significant growth in premiums earned, net investment income and other income, partially offset by a higher provision for losses, policy acquisition costs and other operating expenses.

     New primary insurance written during 1998 was $21.9 billion, a 59.6% increase compared to $13.7 billion for 1997. The increase in CMAC's primary new insurance written was primarily due to a 55.3% increase in primary new insurance written volume in the private mortgage insurance industry for 1998 as compared to 1997. In addition, CMAC completed a bulk transaction in the second quarter of 1998, insuring approximately $700 million of seasoned California loans with a risk profile similar to the Company's regular business. CMAC's market share of the industry volume increased to 11.5% in 1998, compared to 11.2% for 1997. Additionally, in 1998, CMAC wrote an increased amount of pool insurance which represented risk written of $389.4 million as compared to $277.5 million in 1997. Most of this pool insurance volume relates to a group of structured transactions composed primarily of Fannie Mae- and Freddie Mac-eligible conforming mortgage loans that are geographically well dispersed throughout the United States and have lower average loan-to-value ratios than CMAC's primary business. The performance of this business to date has been better than anticipated although the business is relatively young and the historical performance might not be an indication of future performance. Under a pool insurance transaction, the exposure to CMAC on each individual loan is uncapped; however, the aggregate stop-loss percentage (typically 1.0% to 1.5% of the aggregate original loan balance in the Fannie Mae/Freddie Mac transactions) is the maximum that can be paid out in losses before the insurer's exposure terminates. The Company expects its pool insurance activity to decline during 1999 as certain outstanding commitments expire and are not renewed. Premium rates on such pool insurance are significantly lower than on primary insurance loans due to the low stop-loss levels, which limit the overall risk exposure to CMAC, and the focus of such product on high quality primary insurance customers. Both S&P and Moody's have determined that the capital requirements to support such pool insurance will be significantly more stringent than on primary insurance due to the low premium rates.

     CMAC's volume in 1998 was positively impacted by low interest rates which affected the entire mortgage industry. The trend toward lower interest rates, which began in the third quarter of 1997, caused refinancing activity during 1998 to continue at a higher rate than normal and strong housing prices have caused a large percentage of the refinanced loans to be closed without private mortgage insurance at an LTV of 80% or below. Therefore, the rate of growth in the private mortgage industry has not been as high as that of the entire mortgage market. CMAC's refinancing activity as a percentage of primary new insurance written was 32.0% for 1998 as compared to 17.0% in 1997. However, for the fourth quarter of 1998, refinanced loans represented 38.0% of new primary insurance written as compared to only 24.0% for the third quarter of 1998 as a result of the slight decline in interest rates during the fourth quarter. The persistency rate, which is defined as the percentage of policies in force that are renewed in any given year, was 68.0% for 1998 as compared to 84.2% for 1997. This large decline was consistent with the increase in the level of refinancing activity during 1998. The persistency rate for the beginning of 1999 should continue at a level similar to 1998 although if the current refinance boom slows, the persistency rate could improve.

     CMAC also has recently become involved in insuring non-conforming loans, specifically Alternative A and A minus loans. Alternative A borrowers have an equal or better credit profile than CMAC's typical insured borrowers, but these loans are underwritten with reduced documentation and verification of information. CMAC typically charges a higher premium rate for this business due to the reduced documentation, but does not consider this business to be significantly more risky than its normal primary business. The A minus loan programs typically have non-traditional credit standards which are less stringent than standard credit guidelines. To compensate for this additional risk, CMAC receives a significantly higher premium for insuring this product that is commensurate with the additional default risk. During 1998, Alternative A and A minus business accounted for 7.6% of CMAC's new primary insurance written.

     Net premiums earned in 1998 were $282.2 million, an 18.7% increase compared to $237.7 million for 1997. This increase reflected the insurance in force growth resulting from strong new insurance volume and the increase in pool insurance written during 1998, and was partially offset by the decline in persistency levels. The strong volume led to an increase in direct primary insurance in force during 1998 of 14.6%, from $46.9 billion at December 31, 1997 to $53.8 billion at December 31, 1998. Direct pool risk in force also grew to $907.3 million at December 31, 1998 from $593.9 million at the end of 1997, an increase of 52.8% for the year. CMAC and the industry have entered into risk-sharing arrangements with various customers that are designed to allow the customer to participate in the risks and rewards of the mortgage insurance business. One such product is captive reinsurance, in which a mortgage lender sets up a mortgage reinsurance company that assumes part of the risk associated with that lender's insured book of business. In most cases, the risk assumed by the reinsurance company is an excess layer of aggregate losses that would be penetrated only in a situation of adverse loss development. For 1998, premiums ceded under captive reinsurance arrangements were $1.5 million or less than 1% of total premiums earned during 1998 and new primary insurance written under captive reinsurance arrangements was $2.6 billion, or 12.1% of total new primary insurance written. CMAC expects to enter into several new agreements in 1999, although the aggregate amount of captive reinsurance is not expected to have a material financial impact on CMAC's balance sheet or financial results in 1999.

     Net investment income for 1998 was $38.6 million, a 14.1% increase compared to $33.8 million in 1997. This increase was a result of continued growth in invested assets primarily due to positive operating cash flows of $132.3 million during 1998. The Company has continued to invest new operating cash flow in tax-advantaged securities, primarily municipal bonds, although the Company did modify its investment policy to allow the purchase of various other asset classes, including common stock and convertible securities, beginning in the second quarter of 1998. The Company's intent is to target the common equity exposure at a maximum of 5% of the investment portfolio's market value while the convertible securities and mortgage-backed securities exposures are targeted not to exceed 10% each. During 1998, the Company purchased a total of $26.0 million of common equities which led to a slight decrease in the growth in investment income during 1998. Although there will be a short-term decline in investment income from this change in investment policy, the Company expects no material long-term impact on total investment returns as a result of this investment diversification.

     The provision for losses was $132.0 million in 1998, an increase of 12.7% compared to $117.1 million in 1997. This increase reflected the significant growth and maturation of CMAC"s book of business over the past several years, which has caused an increase in the number of defaults reported to CMAC, the continued adverse experience of California loans (despite signs of an improving trend in California), and the continued poor experience of certain "affordable housing" program loans insured in 1994 and 1995, especially in Florida. Although the ultimate performance of the books of business that originated since 1994 cannot yet be determined, it appears that the ultimate loss levels will be slightly higher than average, partially due to the presence of these "affordable housing" loans. Claim activity is not evenly spread throughout the coverage period of a book of business. Relatively few claims are received during the first two years following issuance of the policy. Historically, claim activity has reached its highest level in the third through fifth years after the year of loan origination. Approximately 58% of CMAC's primary risk in force and almost all of CMAC's pool risk in force at December 31, 1998 had not yet reached its anticipated highest claim frequency years. CMAC's overall default rate at December 31, 1998 was 1.68% as compared to 1.82% at December 31, 1997, while the default rate on the primary business was 2.44% at December 31, 1998 as compared to 2.32% at December 31, 1997. The number of defaults rose from 12,359 at December 31, 1997 to 15,525 at December 31, 1998 and the average loss reserve per default rose from $12,026 at the end of 1997 to $12,965 at December 31, 1998. This increase in average loss reserve per default reflected the Company's continued implementation of a more conservative reserve calculation for certain loans in default perceived as having a higher risk of claim incidence. In addition, an increase in the average loan balance and the coverage percentage on loans originated beginning in 1995 has necessitated a higher reserve balance on loans in a default status due to the increased ultimate exposure on these loans. The default rate in California was 2.6% (including pool) at December 31, 1998 as compared to 3.6% at December 31, 1997 and claims paid in California during 1998 were $41.8 million, representing approximately 43.1% of total claims as compared to 57.0% in 1997. California represented 18.3% of primary risk in force at December 31, 1998 as compared to 18.6% at December 31, 1997. The default rate in Florida was 3.6% (including pool) at December 31, 1998 as compared to 3.8% at December 31, 1997 and claims paid in Florida during 1998 were $11.5 million, representing approximately 11.9% of total claims as compared to only 6.6% in 1997. Florida represented 8.2% of primary risk in force at December 31, 1998 as compared to 8.3% at December 31, 1997. The "affordable housing" early default experience is a result of insuring certain loans in which the borrowers' principal and interest reserves and other credit factors were not as strong as on prior years' books of business. Certain underwriting changes were implemented near the end of 1996 to compensate for the factors that contributed to the early default experience on these "affordable housing" loans; however, it is too early to determine the impact of such changes. In addition, the Company has reported an increased number of defaults on the Alternative A and A minus business insured beginning in 1997. Although the default rate for this business is higher than on CMAC's normal books, it is not currently higher than was expected for this type of business and the higher premium rates charged are expected to compensate for the increased level of risk. Direct losses paid in 1998 were $83.8 million as compared to direct losses paid during 1997 of $82.1 million, an increase of only 2.1%.

     Underwriting and other operating expenses were $75.1 million for 1998, an increase of 30.3% compared to $57.7 million for 1997. These expenses consisted of policy acquisition expenses, which relate directly to the acquisition of new business, and other operating expenses, which primarily represent contract underwriting expenses, overhead and administrative costs.

     Policy acquisition costs were $36.1 million in 1998, an increase of 15.5% compared to $31.3 million in 1997. This increase reflects the growth in variable sales- and underwriting-related expenses relating to the Company's continued growth in new insurance written. The Company has continued development of its marketing infrastructure needed to support a focus on larger, national mortgage lenders in order to take advantage of the widespread consolidation occurring in the mortgage lending industry. Other operating expenses for 1998 were $39.0 million, an increase of 47.8% compared to $26.4 million for 1997. Most of the increase continued to result from an increase in expenses associated with the Company's ancillary services, specifically contract underwriting. Contract underwriting expenses for 1998 included in other operating expenses were $20.7 million as compared to $10.6 million for 1997, an increase of 96.3%. The $10.1 million increase in contract underwriting expenses during 1998 represented 80.9% of the $12.6 million increase in other operating expenses. Some of these additional contract underwriting expenses were correspondingly offset by increases to other income, which rose 112.2% from $5.0 million in 1997 to $10.6 million in 1998. During 1998, loans underwritten via contract underwriting accounted for 33% of applications, 29% of insurance commitments, and 24% of certificates issued by CMAC as compared to 29% of applications, 25% of commitments and 22% of certificates in 1997. In 1999, these percentages are expected to increase if there is a decrease in refinancing activity. Changing market conditions have caused the cost of contract underwriting to increase during 1997 and 1998 due to the high demand for available resources. However, as further efficiencies are realized in the contract underwriting process due to the integration with Freddie Mac's Loan Prospector and Fannie Mae's Desktop Underwriter origination systems, the cost per contract underwriting loan underwritten could decrease.

     The effective tax rate for 1998 was 27.6% as compared to 26.9% for 1997. Operating income accounted for 68.1% of net income in 1998 as compared to 66.2% in 1997 thus resulting in the increase in effective tax rate for 1998.

1997 COMPARED TO 1996

     Net income for 1997 was $75.0 million, a 20.5% increase compared to $62.2 million for 1996. This improvement was a result of significant growth in premiums earned and net investment income, partially offset by a higher provision for losses, policy acquisition costs and other operating expenses.

     New primary insurance written during 1997 was $13.7 billion, an 11.4% increase compared to $12.3 billion for 1996. This increase reflected a market share increase which was primarily due to CMAC's continued focus on large, national primary insurance customers and continued geographic expansion into markets previously underrepresented by CMAC such as the Northwest and Midwest. The increase resulted despite a 4.4% decline in new insurance written volume in the private mortgage insurance industry in 1997. CMAC's market share of the industry increased to 11.2% in 1997, compared to 9.6% for 1996 and for the fourth quarter of 1997, CMAC's market share was 12.1%. Additionally, in 1997, CMAC wrote an increased amount of pool insurance which represented an addition to risk of $277.5 million as compared to $108.9 million in 1996. Most of this pool insurance volume related to a group of structured transactions composed primarily of Fannie Mae- and Freddie Mac-eligible conforming mortgage loans that are geographically dispersed throughout the United States and that have lower average loan-to-value ratios than CMAC's primary business. Under a pool insurance transaction, the exposure to CMAC on each individual loan is uncapped; however, the aggregate stop-loss percentage (typically 1.0% to 1.5% in the Fannie Mae/Freddie

Mac transactions) is the most that can be paid out in losses before the insurer's exposure terminates. The Company expects its pool insurance activity to continue at this same level in 1998 due its demand in the marketplace. Premium rates on such pool insurance are significantly lower than on primary insurance loans due to the low stop-loss levels, which limit the overall risk exposure to CMAC, and the focus of such product on high quality primary insurance customers. Nonetheless, this pool insurance has contributed to the increase in earned premiums during 1997. Standard & Poor's has recently determined that the capital requirements to support such pool insurance will be significantly more stringent than on primary insurance due to the low premium rates and CMAC has reviewed its capital levels to ensure compliance with these requirements. The average stop-loss on pool insurance written during 1997 was 1.5%.

     Refinanced loans represented 17.0% of new primary insurance written during 1997 as compared to 16.5% in 1996. However, for the fourth quarter of 1997, refinanced loans represented 21.8% of new primary insurance written as compared to only 13.4% for the fourth quarter of 1996 as lower interest rates in the third quarter of 1997 caused refinance activity to increase significantly in the fourth quarter. The persistency rate was 84.2% for 1997 as compared to 83.9% for 1996. This increase was consistent with the slight decline in the level of refinancing activity during 1997.

     The majority of CMAC's business in 1997 reflected the deeper insurance coverage required by Fannie Mae and Freddie Mac beginning in 1995. That coverage, which is 25% on loans written with an LTV between 85.01% and 90% and 30% on loans with LTVs greater than 90%, results in higher premiums and losses than the older coverages of 17% and 22%, respectively, but should not materially affect the Company's financial results. Approximately 60% of CMAC's direct primary insurance in force had such deeper coverage at the end of 1997. Monthly premium plans, which allow borrowers to pay premiums on a monthly basis rather than annually in advance, accounted for 93.8% of CMAC's primary new insurance written in 1997 as compared to 91.6% in 1996. Although this program reapportions the cash flow from an insured loan over the life of the loan, there should be no material financial effect from its widespread use. At the end of 1995, the industry and CMAC introduced a variation of the monthly premium plan in which the borrower does not need to pay any mortgage insurance premium at closing and under which some portion of the first month's premium can be deferred or forgiven. During 1997, business written under this program was approximately 31% of CMAC's total as compared to 11% in 1996.

     Net premiums earned in 1997 were $237.7 million, a 26.5% increase compared to $187.9 million for 1996. This increase reflected a continuation of high persistency levels, the insurance in force growth resulting from strong new insurance volume, increased premium rates on deeper coverages and higher LTV-insured products during 1997 and the increase in pool insurance written during 1997. The strong volume and high persistency led to an increase in direct primary insurance in force during 1997 of 18.9%, from $39.4 billion at December 31, 1996 to $46.9 billion at December 31, 1997. Direct pool risk in force also grew to $593.9 million at December 31, 1997 from $341.9 million at the end of 1996, an increase of 73.7% for the year. Primary new insurance written on loans with LTVs greater than 90% represented 42.1% of the total amount written in 1997 as compared to 45.5% in 1996.

     Net investment income for 1997 was $33.8 million, a 12.6% increase compared to $30.0 million in 1996. This increase was a result of continued growth in invested assets primarily due to positive operating cash flows of $93.5 million, offset slightly by a small decrease in investment yields. The Company's pre-tax investment yield declined from 6.2% at December 31, 1996 to 6.0% at December 31, 1997. The Company has continued to invest new operating cash flow in tax-advantaged securities, primarily municipal bonds.

     The provision for losses was $117.1 million in 1997, an increase of 27.5% compared to $91.9 million in 1996. This increase reflected the significant growth and maturation of CMAC's book of business over the past several years, the continued adverse experience of California loans, and the relatively poor experience of certain "affordable housing" program loans insured starting in 1994. Although the ultimate performance of the books of business that originated since 1994 cannot yet be determined, it appears that the ultimate loss levels will be higher than average, due in part to the presence of these "affordable housing" loans. CMAC's overall default rate at December 31, 1997 was 1.8% as compared to 2.1% at December 31, 1996. The number of defaults rose from 10,127 at December 31, 1996 to 12,359 at December 31, 1997 and the average loss reserve per default rose from $10,685 at the end of 1996 to $12,026 at December 31, 1997. This increase in average loss reserve per default reflected the Company's continued implementation of a more conservative reserve calculation for certain loans in default perceived as having a higher risk of claim incidence. In addition, an increase in the coverage percentage on loans originated beginning in 1995 has necessitated a higher reserve balance on loans in a default status due to the increased ultimate exposure on these loans. The default rate in California was 3.6% (including pool) at December 31, 1997 as compared to 4.0% at December 31, 1996 and claims paid in California during 1997 were $48.2 million, representing approximately 57.0% of total claims as compared to 61.9% in 1996. The "affordable housing" early default experience is a result of insuring certain loans in which the borrowers' principal and interest reserves and other credit factors were not as strong as on prior years' books of business. Certain underwriting changes were implemented near the end of 1996 to compensate for the factors that contributed to the early default experience on these "affordable housing" loans; however, it is too early to determine the impact of such changes. The Company believes that many loan servicers have changed the timing of reporting loans in default, which has continued to result in an incremental increase in the number of loans in default. This change allows for earlier intervention with borrowers in default, which might lead to a higher cure rate for such loans.

     Underwriting and other operating expenses were $57.7 million for 1997, an increase of 19.8% compared to $48.1 million for 1996. These expenses consisted of policy acquisition expenses, which relate directly to the acquisition of new business, and other operating expenses, which primarily represent overhead and administrative costs.

     Policy acquisition costs were $31.3 million in 1997, an increase of 16.5% compared to $26.9 million in 1996. This reflects the increase in sales-and underwriting-related expenses relating to the Company's continued market share expansion and the development of the Company's marketing infrastructure needed to support a focus on larger, national mortgage lenders in order to take advantage of the widespread consolidation occurring in the mortgage lending industry. Other operating expenses for 1997 were $26.4 million, an increase of 24.0% compared to $21.3 million for 1996. Much of the increase continued to result from an expansion of the Company's technology efforts and an increase in expenses associated with the company's ancillary services, specifically contract underwriting. Some of these additional contract underwriting expenses were correspondingly offset by increases to other income, which rose 31.9% from $3.8 million in 1996 to $5.0 million in 1997, although the main purpose of the contract underwriting effort is to support the sales effort by generating incremental mortgage insurance business. During 1997, loans underwritten via contract underwriting accounted for 29% of applications, 25% of insurance commitments, and 22% of certificates issued by CMAC as compared to 35% of applications, 21% of commitments and 18% of certificates in 1996. Changing market conditions caused the cost of contract underwriting to increase during 1997 due to the shortage of available resources.

     The effective tax rate for 1997 was 26.9% as compared to 24.6% for 1996. Operating income was 66.2% of pretax income in 1997 as compared to 62.6% in 1996, thus resulting in the increase in effective tax rate for 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's sources of funds consist primarily of premiums and investment income. Funds are applied primarily to the payment of CMAC's claims and operating expenses. The Company generated positive cash flows from operating activities in 1998, 1997 and 1996 of $132.3 million, $93.5 million and $84.5 million. The significant increases in operating cash flows reflect the growth in premiums written and insurance in force that has more than offset any increases in claims paid and other expenses. Positive cash flows are invested pending future payments of claims and other expenses; cash flow shortfalls, if any, are funded primarily through sales of short-term investments and other investment portfolio securities.

     Total investments were $736.3 million at December 31, 1998, including $18.6 million of short-term investments with maturities of 90 days or less and $45.5 million of U.S. Treasury equivalents and government agency securities. At December 31, 1998, approximately 96.3% of the Company's investments consisted of money market and investment-grade, readily marketable, fixed-income securities, concentrated in maturities of greater than five years. In addition, at December 31, 1998, the Company's investment portfolio included $27.4 million of equity securities, which includes convertible debt and convertible preferred stock.

     Loss reserves increased from $148.6 million at December 31, 1997 to $201.3 million at December 31, 1998. This increase in loss reserves due to newly reported defaults, new loans in default that were not reported, and increases to loss reserves on existing defaults was a result of continued adverse California and Florida experience as well as the continued growth of the in force insurance book. In addition, an increase in the average loan balance and the coverage percentage on loans originated beginning in 1995 has necessitated a higher reserve balance on loans in a default status due to the increased ultimate exposure on these loans. CMAC has experienced abnormally high early defaults on the 1994 and 1995 origination year books of business, which reflected the increase in "affordable housing" program loans insured in the period. CMAC also experienced an increase in defaults under the Alternative A and A minus programs insured starting in late 1997 which is a typical pattern for such business. Unearned premiums increased slightly from $49.3 million at December 31, 1997 to $49.4 million at December 31, 1998 due to unearned premium resulting from the bulk loan transaction insured in 1998 and from certain pool insurance transactions.

     Stockholders' equity plus redeemable preferred stock increased to $563.0 million at December 31, 1998, an increase of 19.8% from $469.9 million at December 31, 1997. This increase resulted primarily from net income for 1998 of $91.1 million, a $2.6 million increase (net of tax) in the market value of securities available for sale and proceeds from the issuance of common stock of $5.4 million, offset by $6.0 million of dividends.

     As protection against a period of adverse loss development, the Company has entered into a variable quota share reinsurance treaty for the primary books of business originated in 1994, 1995, 1996 and 1997 as well as some portion of the pool book of business originated in 1997. As per the terms of the reinsurance treaties, the Company receives variable quota share loss relief at levels ranging from 7.5% to 15.0% based upon the loss ratio on the covered book of business. A ceding commission is paid by the reinsurer to the Company except for certain circumstances where the loss ratio on the covered book exceeds a stated level. These treaties remain in force for a period of ten years and are noncancelable by either party until after ten years have elapsed except under certain circumstances. Premiums are payable to the reinsurer on a quarterly basis net of ceding commissions due to the Company and any losses calculated under the variable quota share coverage are recovered on a quarterly basis. At the end of the fourth, seventh and tenth years of each treaty, depending on the extent of losses recovered to date on the calendar year quota share portion of the treaty, a calculation is made to determine an amount of Underwriting Year Excess Coverage, if any, due to the Company.

     As part of its Year 2000 remediation effort, the Company will upgrade all desktop and laptop personal computers and vendor software programs that are not currently Year 2000 compliant (see Year 2000 Issue below) during 1999. The cost of this upgrade is currently estimated at $814,000. In addition, the Company plans to implement system and network monitoring software during 1999 at a cost of approximately $200,000 that will enhance the efficiency of the Company's operating systems.

     The Company believes that CMAC will have sufficient funds to satisfy its claims payments and operating expenses and to pay dividends to the Company for at least the next 12 months. The Company also believes that it will be able to satisfy its long-term (more than 12 months) liquidity needs with cash flow from CMAC. As a holding company, the Company conducts its principal operations through CMAC. The company's ability to pay dividends on the $4.125 Preferred Stock is dependent upon CMAC's ability to pay dividends or make other distributions to the Company. Based on the company's current intention to pay quarterly common stock dividends of approximately $0.03 per share, the Company will require distributions from CMAC of $6.0 million annually to pay the dividends on the outstanding shares of $4.125 Preferred Stock and common stock. There are regulatory and contractual limitations on the payment of dividends or other distributions (See note 7 to the Consolidated Financial Statements.) The Company does not believe that these restrictions will prevent the payment by CMAC or the Company of these anticipated dividends or distributions in the foreseeable future.

YEAR 2000 ISSUE

     Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000. The Company has conducted an analysis of its systems and has completed its Year 2000 project with the result that all of its systems were Year 2000 compliant by the end of 1998. "Year 2000 compliant" means fault-free performance in the processing of data and date related data (including, but not limited to, calculating, comparing and sequencing) by all hardware and software products, individually and in combination. Fault-free performance must include the manipulation of data when dates are in the 20th or 21st century and must be transparent to the user.

     The Company has completed the necessary program modifications to make them Year 2000 compliant and all date sensitive files have been appropriately modified and updated. The Company has built a stand-alone testing environment that allowed simulation of different year-end scenarios and testing of the Year 2000 programming changes and file modifications was completed in October 1998. In addition, the Company has undertaken a review of all of its hardware systems to assess Year 2000 compliance. The Company's servers are currently Year 2000 compliant and any desktop or laptop systems not currently Year 2000 compliant are scheduled for replacement in 1999.

     Although the Company will be Year 2000 compliant, in the event that third parties with whom the Company transacts business are not Year 2000 compliant, potential for an adverse effect on the Company's operations may remain. The Company has taken precautions to minimize this risk by contacting each of its mission critical business partners to ascertain their Year 2000 compliance status. Currently, the Company believes its most reasonably likely Year 2000 worst case scenario would involve the failure of its business partners' loan origination, renewal processing or default reporting systems. The Company is an active participant in the mortgage industry's Year 2000 testing project and has developed contingency plans to minimize the risks of business disruptions resulting from its business partners' Year 2000 issues.

     With respect to the Company's non-information technology systems, the Company has made reasonable efforts to contact providers of products and services concerning their Year 2000 readiness. Discussions with suppliers of electronic and electro-mechanical devices deemed critical to the Company's business operations are ongoing. Based on this contact and discussions, the Company believes that it does not have material exposure to the Year 2000 issue with respect to its non-information systems.

     The Company did not incur any significant incremental expense related to Year 2000 issues during 1998 and does not expect that its Year 2000 compliance program will result in any material costs or have a material impact on its financial condition or results of operations. The Company has not used any independent verification and/or validation processes to assure the reliability of its risk and cost estimates.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is not exposed to market risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The condensed consolidated financial statements and supplementary data are indexed in the Index to Consolidated Financial Statements and Financial Statement Schedules which appears on page 41 and are incorporated in this item by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information provided herein as to personal background has been provided by each director as of December 31, 1998.

THE FOLLOWING DIRECTORS ARE NOMINEES FOR ELECTION AT THE 1999 ANNUAL MEETING FOR TERMS EXPIRING IN 2002:

David C. Carney............  Mr. Carney has been the Executive Vice President of
                             Jefferson Health Systems since October 1996. From April 1995 until October 1996 he was Chief Executive Officer of D.C. Carney Consulting Service. He served as Chief Financial Officer of CoreStates Financial Corp, a banking and financial services holding company from April 1991 until April 1995. Mr. Carney is a certified public accountant and from 1980 to 1991, he was Area Managing Partner for Ernst & Young. He has been a director of ImageMax, Inc. since 1987 and a director of the Company since November 1992. Age:
                             61.

Claire M. Fagin............  Dr. Fagin is Dean Emerita and Professor Emerita of
                             the School of Nursing, University of Pennsylvania and is currently an independent consultant. She has been associated with the University of Pennsylvania since 1977, where she served as Interim President from 1993 to 1994. From 1977 through 1992 she was the Dean of the School of Nursing of the University of Pennsylvania. She was a director of Salomon Inc. from 1994 until the end of 1997, when it was acquired by Travelers Group. She serves on the Advisory Committee of Provident Mutual Life Insurance Company where she retired from her directorship in December 1996. She has been a Director of the Company since July 1994. Age: 72.

Ronald W. Moore............  Mr. Moore has been an Adjunct Professor of Business
                             Administration, Graduate School of Business
                             Administration, Harvard University since 1990. He is a director of Orion Capital Corporation. Mr. Moore has been a director of the Company since November 1992. Age: 53.

THE FOLLOWING DIRECTORS ARE CONTINUING IN OFFICE WITH THEIR TERMS EXPIRING IN 2000:

Frank P. Filipps...........  Mr. Filipps joined the Company and CMAC as Senior
                             Vice President and Chief Financial Officer in November 1992, and became Executive Vice President and Chief Operating Officer of the Company and CMAC in 1994. In January 1995 he became President of the Company and Chairman of the Board, President and Chief Executive Officer of CMAC. In January 1996 Mr. Filipps was named Chief Executive Officer of the Company. From 1975 until October 1992 he was an executive with American International Group, Inc., an insurance holding company, serving as Vice President and Treasurer from 1989 to 1992. He has been a director of Impac Mortgage Holdings since November 1995 and a director of Impac Commercial Holdings since February 1997. He has been a director of the Company since May 1995. Age: 51.

James C. Miller............  Mr. Miller was President of the Company from July
                             1992 until his retirement in December 1994. He served as President and Chief Operating Officer and a director of CMAC from October 1983 until August 1992. From August 1992 through December 1994 he served as Chairman of the Board, President and Chief Executive Officer of

                             CMAC. He has been a director of the Company since July 1992. Age: 68.

Anthony W. Schweiger.......  Mr. Schweiger is an independent consultant providing specialized management services for turnaround situations and complex operations problems for a variety of businesses. He served as acting Chief Executive Officer of Care Systems in 1995. He was Managing Director of the Stafford Companies, an investment banking firm, from November 1994 until April 1995. From November 1993 through August 1994 he served as the Executive Vice President of First Advantage Mortgage Corporation, a mortgage banking company. Prior to that he served as President and Chief Executive Officer of Meridian Mortgage Corporation, a mortgage banking company, from 1987 until December 1992. He has been a director of the Company since November 1992. Age:
                             57.

THE FOLLOWING DIRECTORS ARE CONTINUING IN OFFICE WITH THEIR TERMS EXPIRING IN 2001:

Herbert Wender.............  Mr. Wender has served as Chairman of the Board of
                             Directors of the Company since August 1992. He was Chairman of the Board and Chief Executive Officer of CMAC, from June 1983 until July 1992. Mr. Wender has been Vice Chairman of Land America Financial Group, Inc. since February 1998. He was Chairman of the Board and Chief Executive Officer of Commonwealth Land Title Insurance Company ("Commonwealth"), from June 1983 until February 1998. He has been a director of the Company since July 1992. Age: 61.

James W. Jennings..........  Mr. Jennings has been a partner in the Philadelphia office of the law firm of Morgan, Lewis & Bockius LLP (which firm is counsel to the Company) since 1970. He has been a director of the Company since January 1993. Age: 61.

Robert W. Richards.........  Mr. Richards was Chairman of the Board of Directors
                             of Source One Mortgage Services Corporation, a mortgage banking company, from 1989 until his retirement in 1996. He held a number of managerial positions with Source One from 1971 through 1996, serving as President from 1987 to 1989. He has been a director of the Company since November 1992. Age:
                             56.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     The Company believes that during the year ended December 31, 1998, its directors and executive officers complied with all applicable filing requirements of Section 16(a) of the Securities Exchange Act of 1934 with the exception of William Carroll, who failed to file a Form 4 timely when he sold shares of Common Stock in the Company in April, 1998. The foregoing statement is based solely upon a review of copies of reports furnished to the Company and written representations of its directors and executive officers that no other reports were required.

EXECUTIVE OFFICERS OF THE COMPANY

     Set forth below is certain information regarding each of the current executive officers of the Company as of December 31, 1998. The executive officers of the Company are elected annually by the Board of Directors to serve in their respective capacities until their successors are duly elected and qualified or until their earlier resignation or removal.

Frank P. Filipps...........  Mr. Filipps joined the Company and CMAC, as Senior
                             Vice President and Chief Financial Officer in November 1992, and became Executive

                             Vice President and Chief Operating Officer of the Company and CMAC in 1994. In January 1995 he became President of the Company and Chairman of the Board, President and Chief Executive Officer of CMAC. In January 1996 Mr. Filipps was named Chief Executive Officer of the Company. From 1975 until October 1992 he was an executive with American International Group, Inc., an insurance holding company, serving as Vice President and Treasurer from 1989 to 1992. He has been a director of Impac Mortgage Holdings since November 1995 and a director of Impac Commercial Holdings since February 1997. He has been a director of the Company since May 1995. Age: 51.

William W. Carroll.........  Mr. Carroll was named Senior Vice President,
                             National Sales Manager of CMAC in January 1997. From 1986 through 1997 he served various senior level positions within the mortgage banking industry, most recently at Barnett Bank as a Senior Consultant. Age: 61.

Paul F. Fischer............  Mr. Fischer was named Vice President, Risk
                             Management of CMAC in June 1990 and was named Senior Vice President, Risk Management in June 1991. He was named a Vice President of the Company in January 1993. He served as Vice President, Administration and Controller of CMAC from April 1985 until June 1990. Age: 44.

Douglas J. MacLeod.........  Mr. MacLeod was named as Senior Vice President,
                             Capital Markets of CMAC in October 1997. He served as Senior Vice President of Marketing of CMAC from January 1997 to October 1997. From June 1991 to January 1997 he was Senior Vice President, Marketing and National Sales Manager of CMAC. He was named a Vice President of the Company in January 1993. From 1985 until March 1991 he served as a corporate officer of Financial Insurance Guaranty Company, a financial guaranty company, in the areas of sales, marketing and new product development. Age: 52.

C. Robert Quint............  Mr. Quint was named Senior Vice President and Chief
                             Financial Officer of the Company and CMAC in January 1996. He joined CMAC as Vice President, Administration and Controller in August 1990. In July 1992 he became Vice President, Administration and Controller of the Company. In January 1995, he was named Vice President, Finance and Controller of the Company and CMAC. From June 1987 until August 1990 he served as an Assistant Controller for Reliance Development Group, a commercial real estate developer. Age: 39.

Scott C. Stevens...........  Mr. Stevens was named Senior Vice President, Human
                             Resources and Administration of CMAC and the Company in July 1998. He joined CMAC as Vice President, Human Resources in 1995. He has held management positions within the lending industry in the human resources field since 1978. Age: 43.

Andrew R. Luczakowsky......  Mr. Luczakowsky was named Senior Vice President,
                             Information Systems of CMAC in July 1998. He was named Vice President of CMAC in April 1984. He has been employed by CMAC in an information technology related capacity since 1982. Age: 52.

Howard S. Yaruss...........  Mr. Yaruss joined the Company and CMAC in July 1997 as Senior Vice President, Secretary and General Counsel. From July 1991 until July 1997 he served as Vice President and Assistant General Counsel of Capital Reinsurance Company, a reinsurance company.
                             Age: 40.

ITEM 11.  EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

     Mr. Wender, Chairman of the Board of the Company, receives $100,000 per year, payable quarterly, for his services. All other directors of the Company who did not serve as executive officers of the Company received an annual fee for their services of $20,000, a $2,000 annual fee for serving as a Chairman of a Committee, and a $1,500 fee for each Board of Directors meeting, a $1,500 fee for each committee meeting attended not in conjunction with a Board of Directors meeting and a $500 fee for each committee meeting attended in conjunction with a Board of Directors meeting attended in 1998. In addition, non-employee directors are reimbursed for their out-of-pocket expenses incurred in connection with a Board of Directors or Committee meeting. Directors who are employees do not receive additional compensation for such service. Each non-employee director automatically receives, at each December Board of Directors meeting, an option under the Company's stock option plan to acquire 1,200 shares of Common Stock of the Company at the fair market value of such Common Stock on the date of the grant. These options become vested and fully exercisable on the first anniversary of the date of the grant, provided that the optionee is a director of the Company on such anniversary date. Options are exercisable for ten years after the date of the grant, provided that the optionee remains a director of the Company. The exercise price of such options is 100% of the fair market value of the Common Stock on the date of the grant. In 1997, the Directors of the Company undertook, with the assistance of an outside consultant, a review of the Company's policies with respect to director and board compensation.

EXECUTIVE COMPENSATION

     The following table sets forth certain information for the years ended December 31, 1998, 1997 and 1996 as to the compensation of (i) the Chief Executive Officer of the Company, and (ii) the four most highly compensated executive officers of the Company other than the Chief Executive Officer.

                           SUMMARY COMPENSATION TABLE

                                                                           LONG TERM COMPENSATION
                                                                                   AWARDS
                                                                           -----------------------
                                               ANNUAL COMPENSATION                       ALL OTHER
                                           ----------------------------    SECURITIES     COMPEN-
                NAME AND                            SALARY      BONUS      UNDERLYING     SATION
           PRINCIPAL POSITION              YEAR      (1)         (2)       OPTIONS(3)       (4)
           ------------------              ----    --------    --------    ----------    ---------
Frank P. Filipps.........................  1998    $400,000    $600,000           0       $19,920
  President & CEO                          1997    $300,000    $450,000      50,000       $ 8,000
                                           1996    $250,000    $250,000           0       $ 7,500
William W. Carroll(5)....................  1998    $190,000    $228,000           0       $14,475
  Sr. V.P. Sales -- CMAC                   1997    $168,269    $218,750      19,500       $ 8,000
Paul F. Fischer..........................  1998    $190,000    $209,000           0       $17,250
  Sr. V.P. Risk Management -- CMAC         1997    $177,000    $177,000      28,500       $ 8,000
                                           1996    $165,000    $165,000           0       $ 7,500
Douglas J. MacLeod.......................  1998    $187,000    $150,000           0       $17,235
  Sr. V.P. Capital Markets -- CMAC         1997    $187,000    $149,600      23,000       $ 8,000
                                           1996    $185,000    $173,000           0       $ 7,500
C. Robert Quint..........................  1998    $180,000    $225,000           0       $15,387
  Sr. V.P. Chief Financial Officer         1997    $167,000    $208,750      26,500       $ 8,000
                                           1996    $160,000    $160,000           0       $ 7,500

---------------
(1) Includes salary deferrals and employee contributions to the Company's Savings Incentive Plan.

(2) Bonus amounts are for services rendered in the calendar year noted but paid in the subsequent Year.

(3) Options were granted on January 20, 1997 in consideration for 1996 performance and on December 2, 1997 in consideration for 1997 performance.

(4) Includes matching contributions by the Company under the Company's Savings Incentive Plan and other fringe benefits.

(5) Mr. Carroll's employment with CMAC commenced January 20, 1997.

     The following table sets forth certain information concerning exercises of stock options during the year ended December 31, 1998 and the value of unexercised stock options at December 31, 1998 for (i) the Chief Executive Officer of the Company, and (ii) the four most highly compensated executive officers of the Company other than the Chief Executive Officer.

      AGGREGATED OPTION/EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END
                                OPTION/VALUES(1)

                                                          NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                          UNDERLYING OPTIONS AT         IN-THE-MONEY OPTIONS
                              SHARES                        DECEMBER 31, 1998           AT DECEMBER 31, 1998
                             ACQUIRED       VALUE      ---------------------------   ---------------------------
NAME                        ON EXERCISE    REALIZED    EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                        -----------   ----------   -----------   -------------   -----------   -------------
Frank P. Filipps..........         0      $        0     143,750        96,250       $4,237,031     $1,451,718
William W. Carroll........         0      $        0           0        19,500       $        0     $        0
Paul F. Fischer...........    48,000      $2,429,622      40,000        58,500       $1,091,800     $  969,293
Douglas J. MacLeod........     7,000      $  356,625      80,000        53,000       $2,281,200     $  952,625
C. Robert Quint...........         0      $        0      52,000        44,500       $1,513,980     $  620,565

---------------
(1) At December 31, 1998, the closing price of a share of Common Stock on the New York stock Exchange was $43.375.

PENSION PLAN

     The Board of Directors of the Company has established the CMAC Investment Corporation Pension Plan (the "Pension Plan"). The Pension Plan is intended to be tax-qualified under Section 401(a) of the Internal Revenue Code. All salaried and hourly employees of the Company are eligible to participate in the Pension Plan upon the attainment of 20 years of age and one year of eligible service. A participant is generally fully vested after five years of service subsequent to age 18.

     The amount of the annual normal retirement benefit of a participant is the sum of (i) 1.1% of his average base salary (up to a statutory maximum equal to $160,000 in 1998) for the five consecutive calendar years for which such average is highest ("Average Annual Salary") multiplied by his number of years of credited service not in excess of 35 years, plus (ii) 0.5% of the participant's Average Annual Salary in excess of the average of the annual Social Security taxable wage bases in effect for each of the 35 calendar years ending with the calendar year in which he attains Social Security retirement age multiplied by his number of years of credited service not in excess of 35 years, plus (iii) 0.5% of the participant's Average Annual Salary multiplied by his number of years of credited service in excess of 35 years.

     In January 1997, the Board of Directors of the Company established a nonqualified Supplemental Executive Retirement Plan ("SERP"). This plan is intended to provide certain executive officers with a supplemental retirement program to the qualified pension plan. The difference between the SERP and the qualified pension plan is that the SERP is not subject to the statutory cap on compensation that may be taken into account for the calculation of benefits ($160,000 in 1998) and the statutory cap on actual benefits ($130,000 in 1998). The benefit under the SERP is determined using the same formula as that under the qualified pension plan but is based on total compensation (inclusive of salary and bonus) up to 150% of average base pay for the three consecutive calendar years for which such base pay is the highest. Under the terms of the SERP, the Board of Directors must annually designate which executive officers are eligible to participate in the SERP.

     The following table sets forth the approximate annual pension that a full-time employee, including an executive officer, may receive under the Pension Plan, assuming selection of a single life annuity and retirement at age 65, based on the indicated assumptions as to Average Annual Salary and years of credited service. The following table assumes that the Company was in existence for the entire year of 1992. Benefits shown in the following table in excess of $130,000 are payable by the Company only to persons designated by the Board of Directors as participants in the SERP.

                               PENSION PLAN TABLE

                                               YEARS OF CREDITED SERVICE
                       -------------------------------------------------------------------------
REMUNERATION              5         10         15         20         25         30         35
------------           -------   --------   --------   --------   --------   --------   --------
$100,000.............    7,250     14,500     21,750     29,000     36,250     43,500     50,750
$150,000.............   11,250     22,500     33,750     45,000     56,250     67,500     78,750
$160,000.............   12,050     24,100     36,150     48,200     60,250     72,300     84,350
$200,000.............   15,250     30,500     45,750     61,000     76,250     91,500    106,750
$250,000.............   19,250     38,500     57,750     77,000     96,250    115,500    134,750
$300,000.............   23,250     46,500     69,750     93,000    116,250    139,500    162,750
$500,000.............   39,250     78,500    117,750    157,000    196,250    235,500    274,750
$750,000.............   59,250    118,500    177,750    237,000    296,250    355,500    414,750
$1,000,000...........   79,250    158,500    237,750    317,000    396,250    475,500    554,750

     For the year ended December 31, 1998, the base salary for purposes of the Pension Plan for the executive officers named in the Summary Compensation Table is set forth in the salary column of the Summary Compensation Table. The credited years of service as of December 31, 1998 for each such executive officer is as follows: Mr. Filipps -- 6 years; Mr. Carroll -- 2 years; Mr. Fischer -- 22 years; Mr. MacLeod -- 7 years; and Mr. Quint -- 9 years.

STOCK OPTION AND COMPENSATION COMMITTEE REPORT ON COMPENSATION OF EXECUTIVE OFFICERS OF THE COMPANY

     The Stock Option and Compensation Committee (the "Committee") has provided the following report on executive compensation for the year ended December 31, 1998:

COMPENSATION PHILOSOPHY

     The Committee believes that the Company's executive compensation program should be closely related to the services that the executives deliver to the Company and the value such services bring to the stockholders of the Company.

     The Committee believes an executive's compensation should be based, in part, on the achievement by the Company of certain specified financial objectives and, in part, on the achievement by the executive of specific, individual objectives. The Company's financial objectives are recommended by management and are approved by the Stock Option and Compensation Committee and further ratified by the full Board of Directors. Achievement of both the corporate and individual objectives should lead to improved performance and greater value to the stockholders. The Stock Option and Compensation Committee hired an outside consultant to review the Company's compensation programs in light of those provided by similar organizations.

EXECUTIVE OFFICERS

     The Company's executive compensation program is comprised of three components: (i) annual base salary; (ii) annual bonus; and (iii) long-term equity incentives. The variable portions of the executive compensation program (annual bonus and stock options) are directly tied to the Company's results of operations. The annual bonus has been designed to recognize shorter-term results while awards of stock options have been implemented to recognize sustained corporate growth and profitability. The annual bonus plan is designed to reflect the achievement of specific individual and corporate goals and objectives including specific net income and return on equity targets. The amount of the annual bonus actually awarded to an executive officer is dependent on the meeting or exceeding of specific targets which are developed at the beginning of each year by the executive and the Company. Failure to reach the targeted goals results in lower annual bonus awards and may, in the appropriate circumstances, result in no award. Since the attainment of the goals and objectives of the Company leads to increased stockholder returns, the annual bonus plan creates a direct relationship between executive compensation and the creation of additional value for the stockholders.

COMPENSATION OF THE CHIEF EXECUTIVE OFFICER

     Mr. Filipps' annual compensation is fixed by the Committee. The Committee may grant periodic salary increases, if warranted, after a review of Mr. Filipps' performance and an assessment of the competitiveness of Mr. Filipps' current base salary. The award of an annual bonus recognizes Mr. Filipps' contributions to the Company's overall results. Contributions are measured against specific goals and objectives which are established by the Committee at the beginning of each year. The Committee considers the Company's return on equity, combined ratio, market share, growth in earnings and revenue, reduction in expenses, increases in profitability, as well as Mr. Filipps' individual goals and objectives.

ANNUAL BASE SALARY

     The annual base salary levels for the Company's executive officers are intended to be competitive with salaries for executive officers in comparable industries with similar levels of responsibility. The Company believes the salaries are competitive. Salaries paid to executive officers are fixed by the Committee. The Committee grants periodic salary increases, if warranted, after a review of individual performance and an assessment of the competitiveness of the executive's current salary.

ANNUAL BONUS

     The award of an annual bonus recognizes the individual contributions of an executive officer to the Company's overall results of operations. Contributions are measured against specific goals and objectives established at the beginning of the year for each executive officer and the Company. Among the factors considered are the Company's return on equity, combined ratio, market share, growth in earnings and revenue, reduction in expenses, increases in productivity, etc. Individual objectives are based on the executive's position with the Company or an affiliate.

     The President and the next three most highly compensated executive officers of the Company are eligible for bonuses of 100% of their annual base salary. Subject to the requirements of Section 162(m) of the Internal Revenue Code, as discussed in detail below, a bonus in excess of 100% may be awarded at the discretion of the Board of Directors. In addition to the bonus eligibility of the highly compensated executive officers as indicated above, the remaining executive officers of the Company have the opportunity to earn annual bonuses ranging from 50% to 75% of their annual base salary.

     The Chairman and the President of the Company review the performance of all executive officers and make specific recommendations to the Committee regarding the amount of annual bonus, if any, to be awarded. The amount of the annual bonus is dependent upon achieving specific goals and objectives.

LONG-TERM EQUITY INCENTIVE

     The Company's 1992 Stock Option Plan and 1995 Equity Compensation Plan provide the Company the opportunity to reward the contributions of key employees, executive officers and others. In 1994, the Company undertook a review of the compensation practices of corporations similar in size and/or business to the Company. Based on this review, the President determined that the use of stock option awards based on salary levels was the best method of long-term incentive compensation of executive officers, and one that would ensure that the executive officers hold equity stakes in the Company. The Company's management modified the existing stock option grant guidelines and suggested that the Committee adopt these modifications. Based upon the review and management's recommendations, the Committee approved guidelines that provide for stock option grants to executive officers (and key employees) upon the occurrence of one (or more) of the following events: (i) initial employment,
(ii) promotion to a new, higher level position with increased responsibility and accountability, and/or, (iii) the attainment of specific goals and objectives by an executive officer or key employee and the Company. Pursuant to these guidelines, the President recommends the number of stock options to be granted to an executive officer (or key employee) and presents this recommendation to the Committee along with supporting data for its review and approval. The President may make a recommendation to the Committee that deviates from the guidelines in appropriate circumstances.

     The Committee reviews the individual performance of Messrs. Wender and Filipps. Mr. Filipps reviews the performances of the executive officers of the Company and makes specific recommendations to the Committee regarding eligibility for and the amount of stock options to be granted to those executive officers (and key employees) of the Company he feels have made significant contributions to the Company's results of operations.

     The Committee evaluates the performance of the Company during a calendar year by examining a number of factors including the Company's competitive position in the mortgage insurance industry, growth in earnings, return on equity and other specific corporate goals and objectives. The Committee also examines the recommendations of the Chief Executive Officer. The Committee grants, subject to approval and ratification by the Board of Directors, stock options to the Chief Executive Officer and other executive officers and key employees.

     During 1998, the executive officers of the Company as a group were not granted options to purchase shares.

COMPLIANCE WITH INTERNAL REVENUE CODE SECTION 162(m)

     Section 162(m) of the Internal Revenue Code, enacted in 1993, generally disallows a tax deduction to public companies for compensation over $1 million paid to a corporation's Chief Executive Officer and the four next most highly compensated executive officers except to the extent that any amount in excess of such limit is paid pursuant to a plan containing a performance standard or a stock option plan that meets certain requirements. The amendments for the 1992 Stock Option Plan approved at the 1995 Annual Meeting were designed to bring the 1992 Stock Option Plan into compliance with Section 162(m). The 1995 Equity Compensation Plan was also drafted to comply with Section 162(m). To the extent readily determinable and as one of the factors in its consideration of compensation matters, the Stock Option and Compensation Committee considers the anticipated tax treatment to the Company and to the executive officers of various payments and benefits. The Stock Option and Compensation Committee intends to retain the deductibility of compensation pursuant to Section 162(m), but reserves the right to provide non-deductible compensation if it determines that such action is in the best interests of the Company and its stockholders.

MEMBERS OF THE STOCK OPTION AND COMPENSATION COMMITTEE FOR 1998 WERE:

     Robert W. Richards (Chairman), Claire M. Fagin and Ronald W. Moore. All of the members of the compensation committee are non-employee directors.

PERFORMANCE GRAPH

     The Securities and Exchange Commission requires that the Company's total return to its stockholders be compared to a relevant market index and a similar industry index for the last five years or such shorter period of time as the Company has been publicly traded. The Company became a publicly-traded company on October 30, 1992, when its initial public offering commenced. The following compares the total return to stockholders of (i) a $100 investment in the Company's Common Stock, (ii) the Standard and Poor's 500 index, and (iii) a peer group constructed by the Company for the period December 31, 1993 through December 31, 1998. The three companies in the peer group, MGIC Investment Corporation, a publicly-traded mortgage insurance company, Fannie Mae and the Federal Home Loan Mortgage Corporation ("Freddie Mac") have been selected because their core businesses involve residential mortgage lending.

     Total stockholder return is determined by dividing (i) the sum of the cumulative amount of dividends for a given period (assuming dividend reinvestment) and the difference between the share price at the end of the beginning of the period, by (ii) the share price at the end of the period.

                             COMPUSTAT CUSTOM STUDY

                           TOTAL SHAREHOLDER RETURNS
                             (DIVIDENDS REINVESTED)
PERFORMANCE GRAPH

                                                     CMAC INVESTMENT
                                                          CORP                    S&P 500 INDEX                PEER GROUP
                                                     ---------------              -------------                ----------
'1994'                                                     4.82                        1.32                       -1.32
'1995'                                                    53.12                       37.58                       72.53
'1996'                                                    67.62                       22.96                       28.10
'1997'                                                    64.75                       33.36                       55.81
'1998'                                                   -23.73                       28.58                       32.97

PERFORMANCE GRAPH

                                                  CMAC INVESTMENT CORP            S&P 500 INDEX                PEER GROUP
                                                  --------------------            -------------                ----------
'1993'                                                   100.00                      100.00                      100.00
'1994'                                                   104.82                      101.32                       98.68
'1995'                                                   160.49                      139.40                      170.24
'1996'                                                   269.01                      171.40                      218.08
'1997'                                                   443.18                      228.59                      339.79
'1998'                                                   338.01                      293.91                      451.82

FOOTNOTES:

(1) Returns were prepared by Standard & Poor's Compustat, a division of McGraw-Hill, Inc.

(2) The return for the peer group for the periods shown assumes the base period to be equal to $100.00 and is calculated by weighing the returns for each company in the peer group by the market capitalization at the beginning of the periods shown.

(3) Past total stockholder returns may not be indicative of returns to be achieved in the future or for periods of time longer than the periods shown in the above graph.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table indicates, as of December 31, 1998, information relating to each person known to be the beneficial owner of more than five percent (5%) of the Company's Common Stock.

                                                   SHARES      PERCENT
                                                                               VOTING POWER  INVESTMENT POWER
                                                                          -----------------------
                                                BENEFICIALLY      OF                         ----------------
NAME AND BUSINESS ADDRESS                       OWNED(1)(2)    CLASS(3)   SOLE    SHARED     SOLE    SHARED
-------------------------                       ------------   --------   ----   ---------   ----   ---------
Morgan Stanley, Dean Witter, Discover & Co....   1,437,352       6.33%    -0-    1,417,352   -0-    1,437,352
  1585 Broadway
  New York, New York 10036

---------------
(1) All the information in the table is presented in reliance on information disclosed by the named individual and group in Schedule 13G, filed with the Securities and Exchange Commission reporting as of March 2, 1999, as amended.

(2) Van Kampen American Capital Asset Management Incorporated, a registered investment advisor and wholly-owned subsidiary of Morgan Stanley, Dean Witter, Discover & Co., is the beneficial owner of 1,274,000 of the shares reported as a result of serving as investment manager with respect to various investment accounts.

(3) The percentage has been determined based upon the number of shares outstanding as of December 31, 1998.

OWNERSHIP OF COMMON STOCK BY DIRECTORS AND OFFICERS

     The following table sets forth, as of December 31, 1998, all shares of Common Stock of the Company which are deemed to be beneficially held by each director of the Company, its Chief Executive Officer, the next four most highly compensated executive officers of the Company, and the directors and all current executive officers of the Company as a group.

                                                                 NUMBER OF SHARES          PERCENTAGE
BENEFICIAL OWNER                                           BENEFICIALLY OWNED (1)(2)(3)    OF CLASS(5)
----------------                                           ----------------------------    -----------
Herbert Wender...........................................            261,500                  1.15%
Frank P. Filipps.........................................            167,064                     *
Paul F. Fischer..........................................             57,389                     *
Douglas J. MacLeod.......................................             96,011                     *
James C. Miller..........................................             50,995(4)(6)               *
C. Robert Quint..........................................             65,097                     *
David C. Carney..........................................             20,600                     *
James W. Jennings........................................             19,600                     *
Ronald W. Moore..........................................             19,000                     *
Robert W. Richards.......................................             18,500                     *
Anthony W. Schweiger.....................................             19,000                     *
Claire M. Fagin..........................................             12,000                     *
William Carroll..........................................                186                     *
All directors and current executive officers as a group
  (16 persons)...........................................            831,796                  3.66%

---------------
(1) Shares are "beneficially owned" by a person if such person, directly or indirectly, has or shares (i) the voting power thereof, including the power to vote or direct the voting of such shares, or (ii) the power to dispose or direct the disposition of such shares. In addition, a person is deemed to beneficially own any shares which such person has the right to acquire beneficial ownership of within 60 days. Directors and officers have sole voting and investment powers of the shares shown unless otherwise indicated.

(2) Includes shares of Common Stock allocable to employee contributions under the CMAC Investment Corporation Savings Incentive Plan as of December 31, 1998, as to which the employee has dispositive power, as follows: Mr. Filipps -- 1,814 shares, Mr. Fischer -- 2,215 shares, Mr. MacLeod -- 2,035 shares, Mr. Quint -- 2,947 shares, Mr. Carroll -- 186 shares, and current executive officers as a group -- 12,051 shares.

(3) Includes shares that may be acquired within 60 days after the ownership date reflected, upon exercise of employee and director stock options. Options are included for the following individuals: Mr. Wender, 235,500 shares; Mr. Filipps, 161,250 shares; Mr. Fischer, 54,125 shares; Mr. MacLeod, 93,750 shares; Mr. Quint, 60,750 shares; Messrs. Carney, Moore and Richards, 18,000 shares each; Mr. Schweiger, 13,500 shares; Mr. Jennings, 17,000 shares; Dr. Fagin, 12,000 shares; and all current directors and executive officers as a group, 722,875 shares.

(4) Includes shares of Common Stock allocable to employee contributions under the CMAC Investment Corporation Savings Incentive Plan as of December 31, 1998, which Mr. Miller accumulated during his time as an employee of the Company. Under the CMAC Investment Corporation Savings Incentive Plan, Mr. Miller has dispositive power as to 3,795 shares held therein.

(5) "*" indicates less than one percent of class.

(6) Includes 200 shares owned by Mr. Miller's daughter as to which he disclaims beneficial ownership.

CHANGE OF CONTROL AGREEMENTS

     See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" for a description of change of control agreements between the Company and its executive officers.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Prior to the Company's initial public offering in October 1992 (the "Offering"), the Company and CMAC were indirect subsidiaries of Reliance Group Holdings, Inc. ("Reliance"). Mr. Wender, Chairman of the Board of the Company, was Chairman of the Board and Chief Executive Officer of Commonwealth, an indirect subsidiary of Reliance at that time.

     Concurrently with the Offering, Commonwealth purchased 800,000 shares of the Company's $4.125 Preferred Stock (the "Preferred Stock") for an aggregate purchase price of $40.0 million. On February 27, 1998, Commonwealth was acquired by Land America Financial Group, Inc. and as successor to Commonwealth, now owns the Preferred Stock. Dividends on the Preferred Stock are payable quarterly and for the year ended December 31, 1998 totaled $3.3 million. The Preferred Stock is redeemable at the option of the Company at $54.125 per share beginning August 15, 2002 and declining to $50.00 per share, in ten annual installments of 72,000 shares beginning in 2002 and the remaining 80,000 shares in 2012. In the event that dividends on the Preferred Stock are in arrears and unpaid in an amount equal to six quarterly dividends, the size of the Company's Board of Directors will be increased by two to permit the holders of the Preferred Stock, voting separately as a class, to elect two directors. The Company may not consummate any Fundamental Transaction (defined as a merger, consolidation, sale of assets or similar transaction on which the holders of the Common Stock are entitled to vote) unless such transaction is approved by two-thirds of the outstanding shares of the Preferred Stock. In connection with the sale of Preferred Stock, the Company granted to Commonwealth certain rights to register the Preferred Stock under the Securities Act of 1933, as amended.

     The Company has entered into change of control agreements with each of Messrs. Filipps, Fischer, MacLeod, Quint, Carroll, Stevens and Yaruss. The change of control agreements have initial terms of three years and upon expiration of such period will be automatically extended for successive one-year terms, unless terminated by either party. The change of control agreements provide that in the event that, within two years after a "change in control" of the Company or CMAC, the executive's employment is terminated (i) by the

Company for any reason other than (1) the executive's continued illness, injury or incapacity for a period of twelve consecutive months or (2) for "cause", which shall mean misappropriation of funds, habitual insobriety, substance abuse, conviction of a crime involving moral turpitude, or gross negligence in the performance of duties, which gross negligence has had a material adverse effect on the business, operations, assets, properties or financial condition of the Company and its subsidiaries taken as a whole, or (ii) by the executive in the event of relocation or certain specified adverse changes in employment status and compensation, the executive would be entitled to a lump-sum cash payment equal to 2.0 times (1) the executive's then current annual base compensation plus (2) the target bonus for the year in which a termination occurs. Additionally, upon a change of control (as defined in the agreements), all options not then vested would fully vest, and any restricted stock previously granted to the executive which has not yet vested or become freely transferable would become fully vested and freely transferable.

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

     (b)  Reports on Form 8-K.

     On November 25, 1998, the Registrant filed one report on Form 8-K with respect to an Agreement and Plan of Merger dated as of November 22, 1998 between CMAC Investment Corporation and Amerin Corporation.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES
                             (ITEMS 14(A) 1 AND 2)
                            ------------------------

                                                                 PAGE
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated balance sheets at December 31, 1998 and 1997...          F-1
Consolidated statements of income for each of the three
  years in the period ended December 31, 1998...............          F-2
Consolidated statements of changes in common stockholders'
  equity and comprehensive income for each of the three
  years in the period ended December 31, 1998...............          F-3
Consolidated statements of cash flows for each of the three
  years in the period ended December 31, 1998...............          F-4
Notes to consolidated financial statements..................  F-5 to F-22
Independent auditors' report................................         F-23
FINANCIAL STATEMENT SCHEDULES
Schedule I -- Summary of investments -- other than
  investments in related parties (December 31, 1998)........          S-1
Schedule III -- Condensed financial information of
  Registrant (December 31, 1998)............................   S-2 to S-6
Schedule VI -- Reinsurance (December 31, 1998)..............          S-7

     All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements and notes thereto.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 15, 1999.

                                          CMAC Investment Corporation

                                          By:     /s/ FRANK P. FILIPPS
                                            ------------------------------------
                                                      Frank P. Filipps
                                               (principal executive officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 15, 1999 by the following persons on behalf of the registrant and in the capacities indicated.

                        NAME                                                   TITLE
                        ----                                                   -----

                 /s/ HERBERT WENDER                         Chairman of the Board and Director
-----------------------------------------------------
                   Herbert Wender

                /s/ FRANK P. FILIPPS                        President, Chief Executive Officer and
-----------------------------------------------------         Director
                  Frank P. Filipps

                 /s/ C. ROBERT QUINT                        Senior Vice President, Chief Financial
-----------------------------------------------------         Officer (principal accounting officer)
                   C. Robert Quint

                 /s/ DAVID C. CARNEY                        Director
-----------------------------------------------------
                   David C. Carney

          /s/ CLAIRE M. FAGIN, PH.D., R.N.                  Director
-----------------------------------------------------
            Claire M. Fagin, Ph.D., R.N.

                /s/ JAMES W. JENNINGS                       Director
-----------------------------------------------------
                  James W. Jennings

                 /s/ JAMES C. MILLER                        Director
-----------------------------------------------------
                   James C. Miller

                 /s/ RONALD W. MOORE                        Director
-----------------------------------------------------
                   Ronald W. Moore

               /s/ ROBERT W. RICHARDS                       Director
-----------------------------------------------------
                 Robert W. Richards

              /s/ ANTHONY W. SCHWEIGER                      Director
-----------------------------------------------------
                Anthony W. Schweiger

                               INDEX TO EXHIBITS
                                 (ITEM 14(A) 3)

EXHIBIT
NUMBER                             EXHIBIT
------                             -------
   2.1   Agreement and Plan of Merger dated as of November 22, 1998 between Registrant and Amerin Corporation.(11)(Exhibit 2.1)
   3.1   Amended and restated Certificate of Incorporation of the
         Company.(2)(Exhibit 3.1)
   3.2   Amended and restated by-laws of the Company. (4) (Exhibit
         3.2)
   4.1   Specimen certificate for Common Stock.(1)(Exhibit 4.1)
   4.2   Certificate of Designations relating to $4.125 Preferred
         Stock of the Company.(2)(Exhibit 4.2)
   4.3   Specimen certificate for $4.125 Preferred Stock of the
         Company.(1)(Exhibit 4.3)
   4.4   Standstill and Voting Agreement dated October 27, 1992
         between the Company and Reliance Group Holdings,
         Inc.(2)(Exhibit 4.4)
   4.5   Shareholders Rights Agreement.(10)(Exhibit 4)
  10.1   Tax Indemnification Agreement dated October 28, 1992 among the Company, Commonwealth Land Title Insurance Company,
         Reliance Insurance Company and Reliance Group Holdings,
         Inc.(2)(Exhibit 10.3)
  10.2   Tax Allocation Agreement dated as of April 1, 1992, among
         Reliance Insurance Company and certain of its subsidiaries, including Commonwealth Mortgage Assurance
         Company.(1)(Exhibit 10.4)
  10.3   Form of Change of Control Agreement dated January 25, 1995, between the Company and each of Frank P. Filipps, Douglas J.
         MacLeod, Paul F. Fischer and C. Robert Quint.(5)(9) (Exhibit
         10.6)
  10.4   Change of Control Agreements dated October 30, 1997, between the Company and both Howard S. Yaruss and William
         Carroll.(7)(9) (Exhibit 10.7)
 *10.5   Change of Control Agreement dated February 6, 1998, between the Company and Scott C. Stevens.(9)
  10.6   CMAC Investment Corporation Pension Plan.(2)(9)(Exhibit
         10.8)
  10.7   CMAC Investment Corporation Savings Incentive Plan, as
         amended and restated through January 1, 1994.(5)(9)(Exhibit
         10.9)
  10.8   CMAC Investment Corporation 1992 Stock Option Plan as
         amended as of January 1, 1995.(5)(9)(Exhibit 10.10)
 *10.9   CMAC Investment Corporation Equity Compensation Plan as
         amended and restated through April 13, 1999.(9)
  10.10  Purchase Agreement dated October 29, 1992 between the
         Company and Commonwealth Land Title Insurance Company
         regarding $4.125 Preferred Stock.(2)(Exhibit 10.14)
  10.11  Registration Rights Agreement dated October 27, 1992 between the Company and Commonwealth Land Title Insurance
         Company.(2)(Exhibit 10.15)
  10.12  Form of Commonwealth Mortgage Assurance Company Master
         Policy.(1)(Exhibit 10.16)
  10.13  Risk-to-Capital Ratio Maintenance Agreement between the
         Company and Commonwealth Mortgage Assurance Company
         regarding matters relating to Moody's financial strength
         rating as amended through October 22, 1993.(3)(Exhibit
         10.15)
  10.14  Reserve Account Agreement dated August 14, 1992, between the
         Company and Commonwealth Mortgage Assurance Company
         regarding $4.125 Preferred Stock.(1)(Exhibit 10.18)
  10.15  First Layer Binder of Reinsurance, effective March 1, 1992, among Commonwealth Mortgage Assurance Company, Commonwealth
         Mortgage Assurance Company of Arizona, and AXA Reinsurance
         SA.(1)(Exhibit 10.19)

EXHIBIT
NUMBER                             EXHIBIT
------                             -------
  10.16  Capital Mortgage Reinsurance Company Variable Quota Share
         Reinsurance Agreement, effective January 1, 1994, between
         Commonwealth Mortgage Assurance Company and its affiliates and Capital Mortgage Reinsurance Company.(4)(Exhibit 10.19)
  10.17  Capital Reinsurance Company Reinsurance Agreement, effective
         January 1, 1994, between Commonwealth Mortgage Assurance
         Company and Capital Reinsurance Company.(4)(Exhibit 10.20)
  10.18  Capital Mortgage Reinsurance Company Variable Quota Share
         Reinsurance Agreement, effective January 1, 1995, between
         Commonwealth Mortgage Assurance Company and its affiliates and Capital Mortgage Reinsurance Company.(5)(Exhibit 10.20)
  10.19  Capital Mortgage Reinsurance Company Variable Quota Share
         Reinsurance Agreement, effective January 1, 1996, between
         Commonwealth Mortgage Assurance Company and its affiliates and Capital Mortgage Reinsurance Company.(6)(Exhibit 10.21)
  10.20  Capital Mortgage Reinsurance Company Variable Quota Share
         Reinsurance Agreement, effective January 1, 1997, between
         Commonwealth Mortgage Assurance Company and its affiliates and Capital Mortgage Reinsurance Company.(7)(Exhibit 10.22)
  10.21  Amended form of Commonwealth Mortgage Assurance Company
         Master Policy, effective June 1, 1995.(4)(Exhibit 10.22)
  10.22  CMAC Investment Corporation 1997 Employee Stock Purchase
         Plan.(8)
  22.1   Revised Subsidiaries of the Company.(1)(Exhibit 22.1)
 *24.1   Consent of Deloitte & Touche LLP.
 *27     Financial Data Schedule.

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

 (7) Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit in the Registrant's Annual Report on Form 10-K filed March 31, 1998.

 (8) Incorporated by reference filed in the Registrant's Registration Statement on Form S-8 filed November 19, 1997 (File No. 333-40623).

 (9) Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.

(10) Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit in the Registrant's Report on Form 8-K filed May 1, 1998.

(11) Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit in the Registrants' Report on Form 8-K filed November 25, 1998.

                  CMAC INVESTMENT CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31
                                                              ----------------------
                                                                1998         1997
                                                              ---------    ---------
                                                                  (IN THOUSANDS,
                                                              EXCEPT SHARE AMOUNTS)
ASSETS
Investments
  Fixed maturities held to maturity -- at amortized cost
     (fair value $512,368 and $517,931).....................  $477,518     $487,941
  Fixed maturities available for sale -- at fair value
     (amortized cost $205,047 and $91,949)..................   212,771       97,962
Equity securities -- at fair value (cost $25,109)...........    27,425           --
Short-term investments......................................    18,596       11,027
Cash........................................................     2,191        2,364
Deferred policy acquisition costs...........................    32,144       25,025
Prepaid federal income taxes................................   103,763       78,213
Provisional losses recoverable..............................    32,718       31,325
Other assets................................................    61,047       48,208
                                                              --------     --------
                                                              $968,173     $782,065
                                                              ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Unearned premiums...........................................  $ 49,424     $ 49,332
Reserve for losses..........................................   201,276      148,628
Deferred federal income taxes...............................   112,055       83,991
Accounts payable and accrued expenses.......................    42,449       30,171
                                                              --------     --------
                                                               405,204      312,122
                                                              --------     --------
Redeemable preferred stock, par value $.001 per share;
  800,000 shares issued and outstanding -- at redemption
  value.....................................................    40,000       40,000
                                                              --------     --------
Commitments and contingencies
Common stockholders' equity
  Common stock, par value $.001 per share; 80,000,000 shares authorized; 22,705,958 and 22,536,674 shares,
     respectively, issued and outstanding...................        23           22
  Additional paid-in capital................................   185,219      179,846
  Retained earnings.........................................   331,201      246,166
  Accumulated other comprehensive income....................     6,526        3,909
                                                              --------     --------
                                                               522,969      429,943
                                                              --------     --------
                                                              $968,173     $782,065
                                                              ========     ========

                See notes to consolidated financial statements.

                  CMAC INVESTMENT CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                      YEAR ENDED DECEMBER 31
                                                             -----------------------------------------
                                                                1998           1997           1996
                                                             -----------    -----------    -----------
                                                             (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)
Revenues
  Net premiums written.....................................   $281,084       $233,026       $183,676
  Decrease in unearned premiums............................      1,068          4,684          4,245
                                                              --------       --------       --------
  Premiums earned..........................................    282,152        237,710        187,921
  Net investment income....................................     38,550         33,787         30,011
  Gain on sales of investments, net........................      1,641            806            868
  Other income.............................................     10,623          5,007          3,796
                                                              --------       --------       --------
                                                               332,966        277,310        222,596
                                                              --------       --------       --------
Expenses
  Provision for losses.....................................    132,023        117,149         91,894
  Policy acquisition costs.................................     36,139         31,287         26,850
  Other operating expenses.................................     38,980         26,381         21,277
                                                              --------       --------       --------
                                                               207,142        174,817        140,021
                                                              --------       --------       --------
Pretax income..............................................    125,824        102,493         82,575
Provision for income taxes.................................    (34,770)       (27,526)       (20,354)
                                                              --------       --------       --------
Net income.................................................     91,054         74,967         62,221
Dividends to preferred stockholder.........................      3,300          3,300          3,300
                                                              --------       --------       --------
Net income available to common stockholders................   $ 87,754       $ 71,667       $ 58,921
                                                              ========       ========       ========
Basic net income per share.................................   $   3.87       $   3.19       $   2.64
                                                              ========       ========       ========
Diluted net income per share...............................   $   3.72       $   3.06       $   2.55
                                                              ========       ========       ========

                See notes to consolidated financial statements.

                  CMAC INVESTMENT CORPORATION AND SUBSIDIARIES

       CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME

                                                                          ACCUMULATED
                                               ADDITIONAL                    OTHER
                                     COMMON     PAID-IN      RETAINED    COMPREHENSIVE
                                     STOCK      CAPITAL      EARNINGS       INCOME         TOTAL
                                     ------    ----------    --------    -------------    --------
                                                            (IN THOUSANDS)
Balance, January 1, 1996...........   $11       $163,665     $131,816       $3,124        $298,616
Comprehensive income:
Net income.........................    --             --       62,221           --          62,221
Unrealized holding gains arising
  during period, net of tax of
  $75..............................    --             --           --          139
Less: Reclassification adjustment
  for net gains included in net
  income, net of tax of $305.......    --             --           --         (567)
                                                                            ------
Net unrealized loss on investments,
  net of tax of ($230).............    --             --           --         (428)           (428)
                                                                                          --------
Comprehensive income...............                                                         61,793
Issuance of common stock...........    --          1,581           --           --           1,581
Two-for-one stock split............    11         11,185      (11,196)          --              --
Dividends..........................    --             --       (5,646)          --          (5,646)
                                      ---       --------     --------       ------        --------
Balance, December 31, 1996.........    22        176,431      177,195        2,696         356,344
Comprehensive income:
Net income.........................    --             --       74,967           --          74,967
Unrealized holding gains arising
  during period, net of tax of
  $938.............................    --             --           --        1,742
Less: Reclassification adjustment
  for net gains included in net
  income, net of tax of $285.......    --             --           --         (529)
                                                                            ------
Net unrealized gain on investments,
  net of tax of $653...............    --             --           --        1,213           1,213
                                                                                          --------
Comprehensive income...............                                                         76,180
Issuance of common stock...........    --          3,415           --           --           3,415
Dividends..........................    --             --       (5,996)          --          (5,996)
                                      ---       --------     --------       ------        --------
Balance, December 31, 1997.........    22        179,846      246,166        3,909         429,943
Comprehensive income:
Net income.........................    --             --       91,054           --          91,054
Unrealized holding gains arising
  during period, net of tax of
  $1,920...........................    --             --           --        3,566
Less: Reclassification adjustment
  for net gains included in net
  income, net of tax of $511.......    --             --           --         (949)
                                                                            ------
Net unrealized gain on investments,
  net of tax of $1,409.............    --             --           --        2,617           2,617
                                                                                          --------
Comprehensive income...............                                                         93,671
Issuance of common stock...........     1          5,373           --           --           5,374
Dividends..........................    --             --       (6,019)          --          (6,019)
                                      ---       --------     --------       ------        --------
Balance, December 31, 1998.........   $23       $185,219     $331,201       $6,526        $522,969
                                      ===       ========     ========       ======        ========

                See notes to consolidated financial statements.

                  CMAC INVESTMENT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31
                                                              -------------------------------
                                                                1998        1997       1996
                                                              ---------   --------   --------
                                                                      (IN THOUSANDS)
Cash flows from operating activities
  Net income................................................  $  91,054   $ 74,967   $ 62,221
  Adjustments to reconcile net income to net cash provided
     by operating activities
     Gain on sales of fixed maturity investments, net.......     (1,668)      (806)      (868)
     Loss on sales of equity securities available for
       sale.................................................         26         --         --
     Increase (decrease) in unearned premiums...............         92     (4,052)    (2,731)
     Amortization of deferred policy acquisition costs......     36,139     31,287     26,850
     Increase in deferred policy acquisition costs..........    (43,258)   (32,412)   (29,400)
     Increase in reserve for losses.........................     52,648     40,422     40,905
     Increase in deferred federal income taxes..............     26,655     21,622     14,942
     Increase in prepaid federal income taxes...............    (26,250)   (21,000)   (15,250)
     Increase in provisional losses recoverable.............     (1,393)   (13,126)   (10,026)
     Net change in other assets, accounts payable and
       accrued expenses.....................................     (1,770)    (3,366)    (2,166)
                                                              ---------   --------   --------
Net cash provided by operating activities...................    132,275     93,536     84,477
                                                              ---------   --------   --------
Cash flows from investing activities
  Proceeds from sales of fixed maturity investments
     available for sale.....................................     30,178     18,995      8,974
  Proceeds from sales of fixed maturity investments held to
     maturity...............................................      1,031         --         --
  Proceeds from sales of equity securities available for
     sale...................................................        698         --         --
  Proceeds from redemptions of fixed maturity investments
     available for sale.....................................     23,973     13,076     12,389
  Proceeds from redemptions of fixed maturity investments
     held to maturity.......................................     13,843      4,945        890
  Proceeds from redemptions of equity securities available
     for sale...............................................        125         --         --
  Purchases of fixed maturity investments available for
     sale...................................................   (166,931)   (12,814)   (19,755)
  Purchases of fixed maturity investments held to
     maturity...............................................         --    (98,875)   (78,876)
  Purchases of equity securities available for sale.........    (25,958)        --         --
  Purchases of short-term investments, net..................     (7,569)    (5,831)      (245)
  Purchases of real estate owned, net.......................       (102)    (6,330)      (700)
  Other.....................................................     (1,091)    (4,946)    (3,546)
                                                              ---------   --------   --------
Net cash used in investing activities.......................   (131,803)   (91,780)   (80,869)
                                                              ---------   --------   --------
Cash flows from financing activities
  Dividends paid............................................     (6,019)    (5,996)    (5,646)
  Proceeds from issuance of common stock....................      5,374      3,415      1,581
                                                              ---------   --------   --------
Net cash used in financing activities.......................       (645)    (2,581)    (4,065)
                                                              ---------   --------   --------
Decrease in cash............................................       (173)      (825)      (457)
Cash, beginning of year.....................................      2,364      3,189      3,646
                                                              ---------   --------   --------
Cash, end of year...........................................  $   2,191   $  2,364   $  3,189
                                                              =========   ========   ========
Supplemental disclosures of cash flow information
  Income taxes paid.........................................  $  31,000   $ 25,750   $ 19,250
                                                              =========   ========   ========
  Interest paid.............................................  $      66   $     --   $     70
                                                              =========   ========   ========

                See notes to consolidated financial statements.

                  CMAC INVESTMENT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     CMAC Investment Corporation (the "Company") was incorporated in December 1991 in order to hold the capital stock of Commonwealth Mortgage Assurance Company ("CMAC"). In the fourth quarter of 1992, a merger among controlled subsidiaries of CMAC was completed with the effect that the Company acquired all of the outstanding stock of CMAC, and CMAC's sole stockholder, Commonwealth Land Title Insurance Company ("Commonwealth"), then an indirect wholly owned subsidiary of Reliance Group Holdings, Inc. ("Reliance"), acquired all of the outstanding capital stock of the Company.

     In the fourth quarter of 1992, an initial public offering of the Company's common stock (the "Offering") was completed. In this Offering, Commonwealth sold all of the 7,000,000 shares owned by it, and the Company issued and sold 3,950,000 shares. In addition, the Company issued and sold 800,000 shares of $4.125 Preferred Stock to Commonwealth. Aggregate proceeds to the Company from the sale of common stock were approximately $67,200,000 and from the sale of preferred stock were $40,000,000.

     CMAC and its subsidiaries provide private mortgage insurance and risk management services to mortgage lending institutions located throughout the United States. Consistent with the private mortgage insurance industry, CMAC's highest state concentration of risk is in California. As of December 31, 1998, California accounted for 18.3% of CMAC's total direct primary risk in force and 8.5% of CMAC's total direct pool risk in force. In addition, California accounted for 18.5% of CMAC's direct new insurance written for the year ended December 31, 1998. Private mortgage insurance protects lenders from default-related losses on residential first mortgage loans made to home buyers who make down payments of less than 20 percent of the purchase price and facilitates the sale of these mortgages in the secondary market.

     The consolidated financial statements are prepared in accordance with generally accepted accounting principles and include the accounts of all subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

     The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Proposed Merger

     On November 22, 1998, the board of directors of the Company and the board of directors of Amerin Corporation each approved an Agreement and Plan of Merger pursuant to which the Company and Amerin will merge. The anticipated merger calls for Amerin stockholders to receive 0.5333 shares of the Company's common stock in a tax-free exchange for each share of Amerin common stock that they own. The Company's stockholders will continue to own their existing shares after the merger. Completion of the merger is subject to approval by the stockholders of both companies and, pending this approval, the transaction is expected to close in May 1999. The merger transaction will be accounted for on a pooling of interests basis.

  Insurance Premiums

     Premiums written on an annual and multiyear basis are initially deferred as unearned premiums and earned over the policy term, and premiums written on a monthly basis are primarily earned as they are received. Annual premiums are amortized on a monthly, straight-line basis. Multiyear premiums are amortized over the terms of the contracts in accordance with the anticipated claim payment pattern based on historical industry experience. Ceded premiums written are initially set up as prepaid reinsurance and are amortized in accordance with direct premiums earned.

                  CMAC INVESTMENT CORPORATION AND SUBSIDIARIES

  Reserve for Losses

     The reserve for losses consists of the estimated cost of settling claims on defaults reported and defaults that have occurred but have not been reported. Consistent with generally accepted accounting principles and industry accounting practices, the Company does not establish loss reserves for future claims on insured loans that are not currently in default. In determining the liability for unpaid losses related to reported outstanding defaults, the Company establishes loss reserves on a case-by-case basis. The amount reserved for any particular loan is dependent upon the status of the loan as reported by the servicer of the insured loan as well as the economic condition and estimated foreclosure period in the area in which the default exists. As the default progresses closer to foreclosure, the amount of loss reserve for that particular loan is increased, in stages, to approximately 100 percent of the Company's exposure and that adjustment is included in current operations. The Company also reserves for defaults that have occurred but have not been reported using historical information on defaults not reported on a timely basis by lending institutions. The estimates are continually reviewed and, as adjustments to these liabilities become necessary, such adjustments are reflected in current operations.

  Deferred Policy Acquisition Costs

     Costs associated with the acquisition of mortgage insurance business, consisting of compensation, premium taxes and other policy issuance and underwriting expenses, are initially deferred. The costs related to annual and multiyear policies are amortized on a basis consistent with the recognition of income while costs related to monthly policies are amortized over a period of two years.

  Income Taxes

     Deferred income taxes are provided for the temporary difference between the financial reporting basis and the tax basis of the Company's assets and liabilities using enacted tax rates applicable to future years.

  Investments

     The Company is required to group its investment portfolio in three categories: held to maturity, available for sale, and trading securities. Debt securities for which the Company has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. Debt and equity securities purchased and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. The Company had no trading securities in its portfolio at December 31, 1998 or 1997. All other investments are classified as available for sale and are reported at fair value, with unrealized gains and losses (net of tax) reported in a separate component of stockholders' equity. Realized gains and losses are determined on a specific identification method and are included in income.

  Fair Values of Financial Instruments

     The following methodology was used by the Company in estimating the fair value disclosures for its financial instruments: fair values for fixed maturity securities (including redeemable preferred stock) and equity securities are based on quoted market prices, dealer quotes, and prices obtained from independent pricing services. The carrying amounts reported on the balance sheet for cash and short-term investments approximate their fair values.

  Accounting for Stock-Based Compensation

     The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". SFAS 123 requires

                  CMAC INVESTMENT CORPORATION AND SUBSIDIARIES expanded disclosures of stock-based compensation arrangements with employees and encourages, but does not require the recognition of compensation expense for the fair value of stock options and other equity instruments granted as compensation to employees. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

  Net Income Per Share

     In March 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share". SFAS 128 requires the Company to disclose both "basic" earnings per share and "diluted" earnings per share. Basic net income per share is based on the weighted average number of common shares outstanding, while diluted net income per share is based on the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of stock options. On October 15, 1996, the Board of Directors authorized a stock split, payable December 2, 1996, in the form of a dividend of one additional share of the Company's common stock for each share owned by stockholders of record on November 7, 1996. The dividend was accounted for as a two-for-one stock split and the par value of the common stock remained at $.001 per share. Accordingly, all references to common per-share data have been adjusted to give effect to the stock split. The calculation of the basic and diluted net income per share, after giving effect to the stock split, was as follows (in thousands, except per-share amounts):

                                                               1998       1997       1996
                                                              -------    -------    -------
Net income..................................................  $91,054    $74,967    $62,221
Preferred stock dividend adjustment.........................   (3,300)    (3,300)    (3,300)
                                                              -------    -------    -------
Adjusted net income.........................................  $87,754    $71,667    $58,921
                                                              -------    -------    -------
Average diluted stock options outstanding...................  1,489.4    1,526.6    1,494.3
Average exercise price per share............................  $ 19.79    $ 16.64    $ 14.21
Average market price per share -- diluted basis.............  $ 54.67    $ 44.66    $ 29.73
Average common shares outstanding...........................   22,657     22,471     22,340
Increase in shares due to exercise of options -- diluted
  basis.....................................................      917        945        770
Adjusted shares outstanding -- diluted......................   23,574     23,416     23,110
Net income per share -- basic...............................  $  3.87    $  3.19    $  2.64
                                                              =======    =======    =======
Net income per share -- diluted.............................  $  3.72    $  3.06    $  2.55
                                                              =======    =======    =======

  Comprehensive Income

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which requires an entity to present, as a component of comprehensive income, the amounts from transactions and other events which are currently excluded from the statement of income and are recorded directly to stockholders' equity. The Company adopted SFAS No. 130 in 1998.

  Accounting Principles Issued and Not Yet Adopted

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement is effective for fiscal years beginning after June 15, 1999 and will not be applied retroactively. The statement establishes accounting and reporting standards for derivative instruments and hedging activity and requires that all derivatives be measured at fair value and recognized as either assets or

                  CMAC INVESTMENT CORPORATION AND SUBSIDIARIES liabilities in the financial statements. The impact of the statement will depend on the extent of derivatives and embedded derivatives at the date the statement is adopted. The Company is currently evaluating the effect this statement might have on the consolidated financial position or results of operations.

     In October 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-7, "Deposit Accounting; Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk." This statement provides guidance on how to apply the deposit method of accounting when it is required for insurance and reinsurance contracts that do not transfer insurance risk. This statement is effective for financial statements for fiscal years beginning after June 15, 1999. Management does not believe that the impact of applying this statement will be material to the consolidated financial position or results of operations of the Company when adopted.

  Reclassifications

     Certain items in the 1997 consolidated financial statements have been reclassified to conform with the presentation in the 1998 consolidated financial statements. Among the items reclassified is an adjustment relating to the treatment of tax and loss bonds as more fully disclosed in note 6.

2.  INVESTMENTS

     Fixed maturity and equity investments at December 31, 1998 and 1997 consisted of (in thousands):

                                                                  DECEMBER 31, 1998
                                                  -------------------------------------------------
                                                                             GROSS         GROSS
                                                  AMORTIZED      FAIR      UNREALIZED    UNREALIZED
                                                    COST        VALUE        GAINS         LOSSES
                                                  ---------    --------    ----------    ----------
Fixed maturities held to maturity at amortized
  cost:
  Bonds and notes:
     United States government...................  $ 12,551     $ 13,156     $   605        $   --
     State and municipal obligations............   464,967      499,212      34,307            62
                                                  --------     --------     -------        ------
                                                  $477,518     $512,368     $34,912        $   62
                                                  ========     ========     =======        ======
Fixed maturities available for sale:
  Bonds and notes:
     United States government...................  $    186     $    191     $     5        $   --
     State and municipal obligations............   116,131      117,056       1,175           250
     Corporate..................................    16,034       16,522         661           173
  Mortgage-backed securities....................    32,276       32,783         522            15
  Redeemable preferred stock....................    40,420       46,219       5,815            16
                                                  --------     --------     -------        ------
                                                  $205,047     $212,771     $ 8,178        $  454
                                                  ========     ========     =======        ======
  Equity securities available for sale:
     Equity securities..........................  $ 25,109     $ 27,425     $ 3,823        $1,507
                                                  ========     ========     =======        ======

                  CMAC INVESTMENT CORPORATION AND SUBSIDIARIES

                                                                  DECEMBER 31, 1997
                                                  -------------------------------------------------
                                                                             GROSS         GROSS
                                                  AMORTIZED      FAIR      UNREALIZED    UNREALIZED
                                                    COST        VALUE        GAINS         LOSSES
                                                  ---------    --------    ----------    ----------
Fixed maturities held to maturity at amortized
  cost:
  Bonds and notes:
     United States government...................  $ 13,242     $ 13,710     $   468        $   --
     State and municipal obligations............   474,699      504,221      29,758           236
                                                  --------     --------     -------        ------
                                                  $487,941     $517,931     $30,226        $  236
                                                  ========     ========     =======        ======
Fixed maturities available for sale:
  Mortgage-backed securities....................  $ 13,605     $ 14,169     $   565        $    1
  Redeemable preferred stock....................    78,344       83,793       7,546         2,097
                                                  --------     --------     -------        ------
                                                  $ 91,949     $ 97,962     $ 8,111        $2,098
                                                  ========     ========     =======        ======

     The contractual maturities of fixed maturity investments are as follows (in thousands):

                                                           DECEMBER 31, 1998
                                                         ---------------------
                                                         AMORTIZED      FAIR
                                                           COST        VALUE
                                                         ---------    --------
Fixed maturities held to maturity:
  1999.................................................  $  3,642     $  3,676
  2000-2003............................................    48,925       51,815
  2004-2008............................................   187,022      202,495
  2009 and thereafter..................................   237,929      254,382
                                                         --------     --------
                                                         $477,518     $512,368
                                                         ========     ========
Fixed maturities available for sale:
  1999.................................................  $     --     $     --
  2000-2003............................................     6,362        6,684
  2004-2008............................................     5,325        5,361
  2009 and thereafter..................................   120,664      121,724
  Mortgage-backed securities...........................    32,276       32,783
  Redeemable preferred stock...........................    40,420       46,219
                                                         --------     --------
                                                         $205,047     $212,771
                                                         ========     ========

     Net investment income consisted of (in thousands):

                                                           YEAR ENDED DECEMBER 31
                                                        -----------------------------
                                                         1998       1997       1996
                                                        -------    -------    -------
Investment income:
  Fixed maturities....................................  $37,006    $32,892    $29,190
  Equity securities...................................      291         --         --
  Short-term investments..............................    1,026        440        348
  Other...............................................      449        642        688
                                                        -------    -------    -------
                                                         38,772     33,974     30,226
Investment expenses...................................     (222)      (187)      (215)
                                                        -------    -------    -------
                                                        $38,550    $33,787    $30,011
                                                        =======    =======    =======

                  CMAC INVESTMENT CORPORATION AND SUBSIDIARIES

     Net gain on sales of investments consisted of (in thousands):

                                                              YEAR ENDED DECEMBER 31
                                                              ----------------------
                                                               1998     1997    1996
                                                              ------    ----    ----
Gains on sales and redemptions of fixed maturity investments
  available for sale........................................  $1,868    $828    $873
Losses on sales and redemptions of fixed maturity
  investments available for sale............................    (221)    (15)     (2)
Gains on sales and redemptions of fixed maturity investments
  held to maturity..........................................      43      --      --
Losses on redemptions of fixed maturity investments held to
  maturity..................................................     (23)     (7)     (3)
Gains on sales and redemptions of equity securities
  available for sale........................................      37      --      --
Losses on sales and redemptions of equity securities
  available for sale........................................     (63)     --      --
                                                              ------    ----    ----
                                                              $1,641    $806    $868
                                                              ======    ====    ====

     For the year ended December 31, 1998, the Company sold a fixed maturity investment held to maturity with an amortized cost of $1,061,000 which resulted in a gross realized gain of $30,000. The investment was sold in response to a significant deterioration in the issuer's creditworthiness.

     Net unrealized appreciation (depreciation) on investments consisted of (in thousands):

                                                            YEAR ENDED DECEMBER 31
                                                         ----------------------------
                                                          1998      1997       1996
                                                         ------    -------    -------
Fixed maturities held to maturity......................  $4,860    $13,611    $(2,847)
                                                         ======    =======    =======
Fixed maturities available for sale....................  $1,711    $ 1,866    $  (659)
Deferred tax (provision) benefit.......................    (599)      (653)       231
                                                         ------    -------    -------
                                                         $1,112    $ 1,213    $  (428)
                                                         ======    =======    =======
Equity securities available for sale...................  $2,316    $    --    $    --
Deferred tax provision.................................    (811)        --         --
                                                         ------    -------    -------
                                                         $1,505    $    --    $    --
                                                         ======    =======    =======

     Securities on deposit with various state insurance commissioners amounted to $4,932,000 at December 31, 1998 and $4,318,000 at December 31, 1997.

3.  REINSURANCE

     CMAC utilizes reinsurance to reduce net risk in force to meet regulatory risk to capital requirements and to comply with the regulatory maximum policy coverage percentage limitation of 25 percent. Although the use of reinsurance does not discharge an insurer from its primary liability to the insured, the reinsuring company assumes the related liability. Included in other assets are amounts recoverable from reinsurers pertaining to unpaid claims, claims incurred but not reported and unearned premiums (prepaid reinsurance). Prepaid reinsurance premiums were $9,236,000 and $8,077,000 at December 31, 1998 and 1997, respectively.

                  CMAC INVESTMENT CORPORATION AND SUBSIDIARIES

     The effect of reinsurance on premiums written and earned is as follows for the years ended December 31 (in thousands):

                                                       1998        1997        1996
                                                     --------    --------    --------
Premiums written:
  Direct...........................................  $313,354    $254,134    $200,228
  Assumed..........................................        97         143         181
  Ceded............................................   (32,367)    (21,251)    (16,733)
                                                     --------    --------    --------
  Net premiums written.............................  $281,084    $233,026    $183,676
                                                     ========    ========    ========
Premiums earned:
  Direct...........................................  $313,231    $258,148    $203,042
  Assumed..........................................       129         181         147
  Ceded............................................   (31,208)    (20,619)    (15,268)
                                                     --------    --------    --------
  Net premiums earned..............................  $282,152    $237,710    $187,921
                                                     ========    ========    ========

     The 1998, 1997 and 1996 figures included $26,676,000, $18,847,000 and
$13,659,000 for premiums written and $27,126,000, $18,759,000 and $13,494,000 for premiums earned, respectively, for reinsurance ceded under variable quota share treaties entered into in 1997, 1996, 1995 and 1994 covering the books of business originated in those years. The 1998, 1997 and 1996 figures included $3,614,000, $1,801,000 and $2,398,000 for premiums written and $2,042,000,
$1,211,000 and $1,072,000 for premiums earned, respectively, of reinsurance ceded under an excess of loss reinsurance program that was entered into in 1992.

     Provisional losses recoverable of $32,718,000 and $31,325,000 for 1998 and 1997, respectively, represent amounts due under variable quota share treaties entered into in 1997, 1996, 1995 and 1994, covering the books of business originated in those years. The term of each treaty is ten years and is non-cancelable by either party except under certain conditions. The treaties also include underwriting year excess coverage in years four, seven and ten of the treaty.

     Under the terms of the contract, the Company cedes premium to the reinsurer based on 15% of the premiums received by the Company on the covered business. The Company is entitled to receive a ceding commission ranging from 30% to 32% of the premium paid under the treaty provided that certain loss ratios are not exceeded. In return for the payment of premium, the Company receives variable quota share loss relief at levels ranging from 7.5% to 15.0% based upon the loss ratio on the covered business.

     In addition, the Company is entitled to receive, under the underwriting year excess coverage, 8% of the ceded premium written under each treaty to the extent that this amount is greater than the total amount received under the variable quota share coverage on paid losses.

     Premiums are payable to the reinsurer on a quarterly basis net of ceding commissions due and any losses calculated under the variable quota share coverage. At the end of the fourth, seventh and tenth years of each treaty, depending on the extent of losses recovered to date under the variable quota share provisions of the treaty, the Company may recover amounts due under the underwriting year excess coverage provisions of the treaty.

     The Company accounts for this reinsurance coverage under guidance provided in EITF 93-6, "Accounting for Multiple-Year Retrospectively Rated Contracts by Ceding and Assuming Enterprises". Under EITF 93-6, the Company recognizes an asset for amounts due from the reinsurer based on experience to date under the contract.

                  CMAC INVESTMENT CORPORATION AND SUBSIDIARIES

     For the years ended December 31, 1998, 1997 and 1996, the Company paid $26,676,000, $18,847,000 and $13,659,000, respectively, less ceding commissions of $9,076,000, $9,317,000 and $6,680,000 and recovered variable quota share losses under the treaties of $4,600,000, $4,877,000 and $3,121,000, respectively.

4.  UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

     As described in note 1, the Company establishes reserves to provide for the estimated costs of settling claims in respect of loans reported to be in default and loans that are in default which have not yet been reported to the Company.

     The default and claim cycle on loans that the Company covers begins with our receipt from the lender of notification of a default on an insured loan. Our master policy with each lender requires them to inform the Company of an uncured default on a mortgage loan within 75 days of the default. The incidence of default is influenced by a number of factors, including change in borrower income, unemployment, divorce and illness, the level of interest rates and general borrower creditworthiness. Defaults that are not cured result in claims to the Company. Borrowers may cure defaults by making all delinquent loan payments or by selling the property and satisfying all amounts due under the mortgage.

     Different regions of the country experience different default rates due to varying economic conditions and each state has different rules regarding the foreclosure process. These rules can impact the amount of time that it takes for a default to reach foreclosure, so the Company has developed a reserving methodology that takes these different time periods into account in calculating the reserve.

     When a specific loan initially defaults, it is uncertain that the default will result in a claim. It is the Company's experience that a significant percentage of loans in default end up being cured. Therefore, by increasing the reserve in stages as the foreclosure progresses, we are approximating the estimated total loss for that particular claim. At any time during the foreclosure process, until the lender takes title to the property, the borrower may cure the default. Therefore, it is appropriate to increase the reserve in stages as new insight and information is obtained. At the time of title transfer, the Company has approximately 100% of the estimated total loss reserved.

                  CMAC INVESTMENT CORPORATION AND SUBSIDIARIES

     The following table presents information relating to the liability for unpaid claims and related expenses (in thousands):

                                                      1998         1997        1996
                                                    ---------    --------    --------
Balance at January 1..............................  $ 148,628    $108,206    $ 67,301
Less reinsurance recoverables.....................         --       1,033         481
                                                    ---------    --------    --------
Net balance at January 1..........................    148,628     107,173      66,820
                                                    ---------    --------    --------
Add losses and LAE incurred in respect of default
  notices received in:
  Current year....................................    143,541     112,188      95,298
  Prior years.....................................    (11,518)      4,961      (3,404)
                                                    ---------    --------    --------
Total incurred....................................    132,023     117,149      91,894
                                                    ---------    --------    --------
Deduct losses and LAE paid in respect of default
  notices received in:
  Current year....................................     13,808      14,371      14,774
  Prior years.....................................     65,567      61,323      36,767
                                                    ---------    --------    --------
Total paid........................................     79,375      75,694      51,541
                                                    ---------    --------    --------
Net balance at December 31........................    201,276     148,628     107,173
Plus reinsurance recoverables.....................         --          --       1,033
                                                    ---------    --------    --------
Balance at December 31............................  $ 201,276    $148,628    $108,206
                                                    =========    ========    ========

     As a result of changes in estimates of insured events in prior years, the provision for losses and loss adjustment expenses (net of reinsurance recoveries of $11,180,000, $6,504,000 and $2,913,000 in 1998, 1997 and 1996, respectively)
decreased by $11,518,000 in 1998 due primarily to lower than anticipated claim payments as compared to the amounts reserved as a result of strong housing prices, increased by $4,961,000 in 1997 due primarily to higher than anticipated losses on certain "affordable housing" program loans insured in 1994 and 1995 and higher than anticipated losses in California and decreased by $3,404,000 in 1996 due primarily to lower than anticipated claim payments as compared to the amounts reserved.

5.  REDEEMABLE PREFERRED STOCK

     Preferred stock is entitled to cumulative annual dividends of $4.125 per share, payable quarterly in arrears. The preferred stock is redeemable at the option of the Company at $54.125 per share on or after August 15, 2002, and declining to $50.00 per share on or after August 15, 2005 (plus in each case accumulated and unpaid dividends), or is subject to mandatory redemption at a redemption price of $50.00 per share plus accumulated and unpaid dividends based upon specified annual sinking fund requirements from 2002 to 2011.

6.  INCOME TAXES

     Deferred income taxes at the end of each period are determined by applying enacted statutory tax rates applicable to the years in which the taxes are expected to be paid or recovered. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. The effect on deferred taxes of a change in the tax rate is recognized in earnings in the period that includes the enactment date.

     Provision for income taxes includes a net deferred tax provision in 1998, 1997 and 1996 of $26,654,000, $21,622,000 and $18,143,000, respectively. Of the
1998, 1997 and 1996 provisions, $25,547,000, $21,916,000

                  CMAC INVESTMENT CORPORATION AND SUBSIDIARIES and $18,455,000, respectively, were due to a deduction related to the purchase of U.S. government non-interest-bearing tax and loss bonds as allowed by federal tax regulations, with the 1998, 1997 and 1996 purchase deduction offset by $4,979,000, $4,060,000 and $2,636,000, respectively, of alternative minimum tax adjustments. Prior to 1998, purchases of these tax and loss bonds were treated as a reduction of the deferred tax liability. Beginning in 1998, these purchases have been treated as prepaid federal income taxes and a reclassification has been made to include this prepaid federal income tax in the balance sheet as an asset and to reinstate the corresponding deferred tax liability. This change is being made to more appropriately classify the deduction relating to the tax and loss bond purchase as a deferred tax liability that will eventually be reversed. The payment for the tax and loss bonds is essentially a prepayment of federal income taxes that will become due at a later date. The change had the effect of increasing both assets and liabilities by $103,700,000 in 1998 and $77,450,000 in 1997. All other amounts arose principally from differences in accounting for deferred policy acquisition costs and insurance reserve tax adjustments required as a result of the Tax Reform Act of 1986.

     The significant components of the Company's net deferred tax assets and liabilities are summarized as follows (in thousands):

                                                             DECEMBER 31
                                                        ---------------------
                                                          1998         1997
                                                        ---------    --------
Deferred tax assets:
  Unearned premiums...................................  $   2,563    $  2,043
  Loss reserves.......................................      4,180       3,346
  Employee benefits...................................        473         326
  Other...............................................        667         338
                                                        ---------    --------
                                                            7,883       6,053
                                                        ---------    --------
Deferred tax liabilities:
  Deferred policy acquisition costs...................    (11,253)     (8,761)
  Net unrealized gain on investments..................     (3,514)     (2,105)
  Depreciation........................................       (621)       (369)
  Deduction related to purchase of tax and loss
     bonds............................................   (103,700)    (77,450)
  Other...............................................       (850)     (1,359)
                                                        ---------    --------
                                                         (119,938)    (90,044)
                                                        ---------    --------
Net deferred tax liability............................  $(112,055)   $(83,991)
                                                        =========    ========

     The reconciliation of taxes computed at the statutory tax rate of 35 percent for 1998, 1997 and 1996 to the provision for income taxes is as follows (in thousands):

                                                         1998       1997       1996
                                                        -------    -------    -------
Provision for income taxes computed at the statutory
  tax rate............................................  $44,038    $35,873    $28,901
Change in tax provision resulting from:
  Tax-exempt municipal bond interest and dividends
     received deduction (net of proration)............   (9,620)    (8,472)    (8,498)
  Other, net..........................................      352        125        (49)
                                                        -------    -------    -------
Provision for income taxes............................  $34,770    $27,526    $20,354
                                                        =======    =======    =======

                  CMAC INVESTMENT CORPORATION AND SUBSIDIARIES

7.  STOCKHOLDERS' EQUITY AND DIVIDEND RESTRICTIONS

     The Company is a holding company whose principal source of income is dividends from CMAC. The ability of CMAC to pay dividends on its common stock is restricted by certain provisions of the insurance laws of the Commonwealth of Pennsylvania, its state of domicile. The insurance laws of Pennsylvania establish a test limiting the maximum amount of dividends that may be paid by an insurer without prior approval by the Pennsylvania Insurance Commissioner. Under such test, CMAC may pay dividends during any 12-month period in an amount equal to the greater of (i) 10 percent of the preceding year-end statutory policyholders' surplus or (ii) the preceding year's statutory net income. In accordance with such restrictions, $105,264,000 would be available for dividends in 1999. However, an amendment to the Pennsylvania statute, effective in 1994, requires that dividends and other distributions be paid out of an insurer's unassigned surplus. Because of the unique nature of the method of accounting for contingency reserves, CMAC has negative unassigned surplus. Thus, prior approval by the Pennsylvania Insurance Commissioner is required for CMAC to pay dividends or make other distributions so long as CMAC has negative unassigned surplus. The Pennsylvania Insurance Commissioner has approved all distributions by CMAC since the passage of this amendment, and management has every expectation that the Commissioner of Insurance will continue to approve such distributions in the future, provided that the financial condition of CMAC does not materially change.

     The State of California has a statute requiring mortgage insurers to pay dividends or make other distributions out of unassigned surplus. CMAC and the California Department of Insurance have reached an understanding under which CMAC will be able to pay dividends or make other distributions to the Company, provided that the financial condition of CMAC does not materially change.

     The Company and CMAC have entered into an agreement, pursuant to which the Company has agreed to establish and, for as long as any shares of $4.125 Preferred Stock remain outstanding, maintain a reserve account in an amount equal to three years of dividend payments on the outstanding shares of $4.125 Preferred Stock (currently $9,900,000), and not to pay dividends on the common stock at any time when the amount in the reserve account is less than three years of dividend payments on the shares of $4.125 Preferred Stock then outstanding. This agreement between the Company and CMAC provides that the holders of the $4.125 Preferred Stock are entitled to enforce the agreement's provisions as if such holders were signatories to the agreement.

     The Company may not pay any dividends on shares of common stock unless the Company has paid all accrued dividends on, and has complied with all sinking fund and redemption obligations relating to, its outstanding shares of $4.125 Preferred Stock.

     CMAC's current excess of loss reinsurance arrangement prohibits the payment of any dividend that would have the effect of reducing the total of its statutory policyholders' surplus plus its contingency reserve below $85,000,000. As of December 31, 1998, CMAC had statutory policyholders' surplus of $149,281,000 and a contingency reserve of $467,856,000, for a total of $617,137,000.

     CMAC, domiciled in Pennsylvania, prepares its statutory financial statements in accordance with the accounting practices prescribed or permitted by the Commonwealth of Pennsylvania Insurance Department. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners ("NAIC") as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed.

     CMAC's statutory policyholders' surplus at December 31, 1998 and 1997 was $149,281,000 and $148,087,000, respectively. CMAC's statutory net income for 1998, 1997 and 1996 was $105,264,000, $93,390,000 and $75,344,000, respectively.
The differences between the statutory net income and surplus and

                  CMAC INVESTMENT CORPORATION AND SUBSIDIARIES the consolidated net income and equity presented on a GAAP basis represent differences between GAAP and statutory accounting practices for the following reasons:

     Under statutory accounting practices, mortgage guaranty insurance companies are required to establish each year a contingency reserve equal to 50% of premiums earned in such year. Such amount must be maintained in the contingency reserve for 10 years after which time it is released to unassigned surplus. Prior to 10 years, the contingency reserve may be reduced with regulatory approval to the extent that losses in any calendar year exceed 35 percent of earned premiums for such year. Under GAAP, the contingency reserve is not required.

     Under statutory accounting practices, insurance policy acquisition costs are charged against operations in the year incurred. Under GAAP, these costs are deferred and amortized as the related premiums are earned.

     Statutory financial statements only include a provision for current income taxes due, and purchases of tax and loss bonds are accounted for as investments. GAAP financial statements provide for deferred income taxes, and purchases of tax and loss bonds are recorded as payments of deferred income taxes.

     Under statutory accounting practices, fixed maturity investments are valued at amortized cost. Under GAAP, those investments that CMAC does not have the ability or intent to hold to maturity are considered to be available for sale and are recorded at market value, with the unrealized gain or loss recognized, net of tax, as an increase or decrease to shareholders' equity.

     Under statutory accounting practices, certain assets, designated as non-admitted assets, are charged directly against statutory surplus. Such assets are reflected on the GAAP financial statements.

     In March 1998, the National Association of Insurance Commissioners adopted the Codification of Statutory Accounting Principles ("Codification"). The Codification, which is intended to standardize regulatory accounting and reporting for the insurance industry, is proposed to be effective January 1, 2001. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. The Commonwealth of Pennsylvania will require adoption of the Codification for the preparation of statutory financial statements effective January 1, 2001. The Company has not finalized the quantification of the effects of Codification on its statutory financial statements.

     In April, 1998, the Company's Board of Directors approved a stockholder rights plan designed to help ensure that all stockholders receive fair value for their shares of common stock in the event of any proposed takeover of the Company and to guard against the use of partial tender offers or other coercive tactics to gain control of the Company without offering fair value to the stockholders.

8.  RELATED PARTY TRANSACTIONS

     In July 1992, the Company and Commonwealth entered into a sublease agreement for office space, which provided for payments equal to Commonwealth's cost, including base rent and a pass-through of certain building expenses. In August 1993, substantially all of this subleased space was leased back to Commonwealth at a market rental rate. The sublease expired May 31, 1996. The net amount paid for the subleased space was $95,000 in 1996.

     Prior to the Offering, CMAC was included in the consolidated federal tax return filed by Reliance, and CMAC was a party to a tax-sharing agreement with Commonwealth. The tax-sharing agreement was terminated upon completion of the Offering; however, CMAC has reimbursed Reliance for federal income taxes attributable to CMAC's 1992 operations through the completion of the Offering as though the tax-sharing agreement were still in effect. CMAC has agreed to reimburse Reliance for federal income taxes, if any (together with any related interest or penalties), attributable to CMAC for periods during which CMAC was a member of Reliance's consolidated group. Reliance has agreed to limit the amount of such reimbursement, if any, by CMAC to $1,853,000, the amount included in the federal tax liability account on

                  CMAC INVESTMENT CORPORATION AND SUBSIDIARIES the Company's June 30, 1992 balance sheet (plus the amount of the tax benefit, if any, obtained by the Company from making such reimbursement). In addition, CMAC has agreed to reimburse Reliance for any future federal income taxes (plus post-closing date interest) resulting from CMAC's operations while a member of Reliance's consolidated group if CMAC could be benefited by a related adjustment to CMAC's federal income taxes in an amount calculated as if CMAC were entitled to such benefit. Reliance will reimburse CMAC for any future federal income taxes resulting from CMAC's operations while a member of Reliance's consolidated group which actually decrease Reliance's consolidated federal income taxes.

9.  STOCK-BASED COMPENSATION

     In November 1992, the Company's Board of Directors adopted the CMAC Investment Corporation 1992 Stock Option Plan (the "Stock Option Plan"), which provides for the granting of nonqualified stock options, either alone or together with stock appreciation rights. Originally up to 500,000 shares were subject to stock options. This amount was amended by a vote of the stockholders to 900,000 in May 1993. These options may be granted to directors, officers, and key employees of the Company at prices that are not less than 90 percent of fair market value on the date the options are granted, although all options have been granted with an exercise price equal to the fair value of the Company's stock at the date of grant. Accordingly, no compensation expense has been recognized for the Company's stock-based compensation plans. Each stock option is exercisable for a period of ten years from the date of the grant and is subject to a vesting schedule as approved by the Company's Stock Option and Compensation Committee. In May 1995, the CMAC Investment Corporation Equity Compensation Plan was instituted by a vote of the stockholders. This plan provides for the granting of nonqualified stock options, under terms similar to those in the Stock Option Plan, or other forms of equity-based compensation. The aggregate number of shares that may be issued under this new plan was 1,100,000, which brought the total number of shares subject to stock options or other forms of equity-based compensation to 2,000,000. Effective with the stock split in December 1996, all share totals within the plans were doubled, bringing the total number of shares subject to stock options or other forms of equity-based compensation to 4,000,000.

                  CMAC INVESTMENT CORPORATION AND SUBSIDIARIES

     Information regarding the Stock Option Plan and Equity Compensation Plan is as follows, after giving effect to the stock split:

                                                                WEIGHTED AVERAGE
                                                   NUMBER OF     EXERCISE PRICE
                                                    SHARES         PER SHARE
                                                   ---------    ----------------
Outstanding, January 1, 1996.....................  1,628,080         $14.10
  Granted........................................      9,000          24.69
  Exercised......................................   (122,658)         10.22
  Cancelled......................................    (62,300)         16.52
                                                   ---------
Outstanding, December 31, 1996...................  1,452,122          14.39
  Granted........................................    343,100          43.21
  Exercised......................................   (126,970)         11.35
  Cancelled......................................    (27,250)         19.57
                                                   ---------
Outstanding, December 31, 1997...................  1,641,002          20.56
  Granted........................................         --             --
  Exercised......................................    158,350          13.04
  Cancelled......................................     23,500          23.34
                                                   ---------
Outstanding December 31, 1998....................  1,459,152          21.33
                                                   =========
Exercisable, December 31, 1998...................    856,202          14.03
                                                   =========
Available for grant, December 31, 1998...........  1,833,950
                                                   =========

     The Company applies APB 25 in accounting for its stock-based compensation plans. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS 123, the Company's net income and earnings per share would have been reduced by approximately $1,879,000 ($0.08 per share), $1,460,000 ($0.06 per share) and $1,026,000 ($0.04 per share) in 1998, 1997 and 1996, respectively. The pro forma effect on net income for 1998, 1997 and 1996 is not representative of the pro forma effect on net income in future years, because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

     The weighted average fair values of the stock options granted during 1997 and 1996 were $22.97 and $18.25, respectively. There were no stock options granted during 1998. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants:

                                                              1997     1996
                                                              -----    -----
Expected life (years).......................................   8.03     9.06
Risk-free interest rate.....................................   6.29%    5.26%
Volatility..................................................  37.06%   64.44%
Dividend yield..............................................   0.29%    0.32%

                  CMAC INVESTMENT CORPORATION AND SUBSIDIARIES

     The following table summarizes information concerning currently outstanding and exercisable options at December 31, 1998:

                                                OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                                      ---------------------------------------    -----------------------
                                                       WEIGHTED
                                                       AVERAGE       WEIGHTED                   WEIGHTED
                                                      REMAINING      AVERAGE                    AVERAGE
                                        NUMBER       CONTRACTUAL     EXERCISE      NUMBER       EXERCISE
RANGE OF EXERCISE PRICES              OUTSTANDING    LIFE (YEARS)     PRICE      EXERCISABLE     PRICE
------------------------              -----------    ------------    --------    -----------    --------
$ 9.00 -- $13.50....................     339,052         3.94         $ 9.15       339,052       $ 9.15
$13.94 -- $14.69....................     525,300         5.44          14.62       366,850        14.62
$22.13 -- $32.50....................     405,250         7.36          26.08       144,300        22.79
$39.00 -- $52.94....................     189,550         8.85          43.34         6,000        43.47
                                       ---------                                   -------
                                       1,459,152                                   856,202
                                       =========                                   =======

     In July 1997, the Company's Board of Directors adopted the 1997 CMAC Investment Corporation Employee Stock Purchase Plan (the "ESPP") and shareholder approval was granted during the Company's 1998 Annual Meeting. A total of 200,000 shares of the Company's authorized but unissued common stock has been made available under the ESPP. The ESPP allows eligible employees to purchase shares of the Company's stock at a discount of 15 percent of the beginning-of-period or end-of-period (each period being the first and second six calendar months) fair market value of the stock, whichever is lower. Eligibility under the ESPP is determined based on standard weekly work hours and tenure with the Company and eligible employees are limited to a maximum contribution of $400 per payroll period toward the purchase of the Company's stock. Under the ESPP, the Company sold 1,900 shares in 1998. The Company applies APB 25 in accounting for the ESPP. The pro forma effect on the Company's net income and earnings per share had compensation cost been determined under SFAS 123 was deemed immaterial in 1998.

10.  BENEFIT PLANS

     In 1997, the FASB issued SFAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits." This statement, which is effective for periods beginning after December 15, 1997, modifies previous disclosure requirements. This statement does not impact the Company's balance sheets, statements of income or statements of cash flows. The Company adopted SFAS No. 132 in 1998.

     The Company maintains a noncontributory defined benefit pension plan covering substantially all full-time employees that is similar to the pension plan of Commonwealth that covered all of the Company's employees prior to the Offering. The new plan did not require an asset transfer, and all eligible Company employees are entitled to benefits from both plans. The projected benefit obligation that arose when the new plan was consummated is approximately $675,000. This obligation is being amortized into pension expense over the longer of the expected remaining service life of eligible employees or 15 years. Retirement benefits are a function of the years of service and the level of compensation. Assets of the plan consist primarily of balanced mutual funds.

     The Company also provides a nonqualified deferred compensation plan covering certain key executives designated by the Board of Directors. Under this plan, participants are eligible to receive benefits in addition to those paid under the defined benefit pension plan if their base compensation is in excess of the current IRS compensation limitation for the defined benefit pension plan. Retirement benefits under the nonqualified plan are a function of the years of service and the level of compensation and are reduced by any benefits paid under the defined benefit plan.

     In addition to providing pension benefits, the Company will provide certain health care and life insurance benefits to retired employees. The Company accounts for such benefits under SFAS No. 106, "Employers'

                  CMAC INVESTMENT CORPORATION AND SUBSIDIARIES

Accounting for Postretirement Benefits Other Than Pensions," and accrues the estimated costs of retiree medical and life benefits over the period during which employees render the service that qualifies them for benefits.

     The funded status of the defined benefit plans and the postretirement benefit plan were as follows (in thousands):

                                                          PENSION BENEFITS     OTHER BENEFITS
                                                         ------------------    --------------
                                                          1998       1997      1998     1997
                                                         -------    -------    -----    -----
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year................  $ 4,991    $ 3,336    $ 306    $ 237
Service cost...........................................      748        588       19       18
Interest cost..........................................      362        281       22       19
Plan amendments........................................       --        215       --       --
Actuarial loss (gain)..................................     (823)       592       23       39
Benefits paid..........................................      (20)       (21)      (5)      (7)
                                                         -------    -------    -----    -----
Benefit obligation at end of year......................  $ 5,258    $ 4,991    $ 365    $ 306
                                                         -------    -------    -----    -----
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year.........  $ 2,501    $ 1,684    $  --    $  --
Actual return on plan assets...........................      595        318       --       --
Employer contributions.................................      638        520        5        7
Benefits paid..........................................      (20)       (21)      (5)      (7)
                                                         -------    -------    -----    -----
Fair value of plan assets at end of year...............  $ 3,714    $ 2,501    $  --    $  --
                                                         -------    -------    -----    -----
Underfunded status of the plan.........................  $(1,544)   $(2,490)   $(365)   $(306)
Unrecognized prior service cost........................      525        594     (150)    (161)
Unrecognized net actuarial (gain) loss.................     (221)     1,018     (119)    (149)
                                                         -------    -------    -----    -----
Accrued benefit cost...................................  $(1,240)   $  (878)   $(634)   $(616)
                                                         =======    =======    =====    =====

     The components of net pension and net periodic postretirement benefit costs are as follows (in thousands):

                                                                           POSTRETIREMENT
                                             DEFINED BENEFIT PLANS         BENEFIT PLANS
                                            ------------------------    --------------------
                                             1998     1997     1996     1998    1997    1996
                                            ------    -----    -----    ----    ----    ----
Service cost..............................  $  748    $ 588    $ 479    $ 19    $ 18    $ 18
Interest cost.............................     362      281      213      22      19      16
Expected return on plan assets............    (219)    (166)    (109)     --      --      --
Amortization of prior service cost........      69       69       55     (11)    (11)    (11)
Recognized net actuarial loss (gain)......      40       28       45      (8)     (9)    (10)
                                            ------    -----    -----    ----    ----    ----
Net periodic benefit cost.................  $1,000    $ 800    $ 683    $ 22    $ 17    $ 13
                                            ======    =====    =====    ====    ====    ====

                  CMAC INVESTMENT CORPORATION AND SUBSIDIARIES

     Assumptions used to determine net pension and net periodic postretirement benefit costs are as follows:

                                                         DEFINED              POSTRETIREMENT
                                                      BENEFIT PLANS           BENEFIT PLANS
                                                   --------------------    --------------------
                                                   1998    1997    1996    1998    1997    1996
                                                   ----    ----    ----    ----    ----    ----
Weighted average assumptions as of December 31:
  Discount rate..................................  6.75%   7.25%   7.50%   6.75%   7.25%   7.75%
  Expected return on plan assets.................  8.50%   8.50%   8.50%   8.50%   8.50%   8.50%
  Rate of compensation increase..................  4.00%   6.00%   6.00%     --      --      --

     Due to the nature of the postretirement welfare plan, no increase is assumed in the Company's obligation due to any increases in the per capita cost of covered health care benefits.

     In addition to the defined benefit plan, the nonqualified deferred compensation plan, and the postretirement benefit plan, the Company also maintains a Savings Incentive Plan, which covers substantially all full-time employees and all part-time employees employed for a minimum of 90 consecutive days. Participants can contribute up to 15 percent of their base earnings as pre-tax contributions. The Company will match at least 25 percent of the first 5 percent of base earnings contributed in any given year. These matching funds are subject to certain vesting requirements. The expense to the Company for matching funds for the years ended December 31, 1998, 1997 and 1996 was $641,000, $544,000 and $474,000, respectively.

11.  COMMITMENTS AND CONTINGENCIES

     CMAC is involved in certain litigation arising in the normal course of its business. CMAC is contesting the allegations in each pending action and believes, based on current knowledge and consultation with counsel, that the outcome of such litigation will not have a material adverse effect on the Company's consolidated financial position or results of operations.

     CMAC utilized its underwriting skills to provide an outsource contract underwriting service to its customers. CMAC often gives recourse to its customers on loans it underwrites for compliance. If the loan does not meet agreed upon guidelines and is not salable in the secondary market for that reason, CMAC agrees to remedy the situation either by placing mortgage insurance coverage on the loan or by purchasing the loan. During 1998, less than 1 percent of all loans were subject to these remedies and the costs associated with these remedies were negligible.

     The Company and CMAC shared a $5,000,000 discretionary line of credit to be used for general corporate purposes. There were no draws against this line of credit during 1997, and it was revoked in early 1998.

     The Company leases office space for use in its underwriting, sales, loan workout and administrative support operations. Net rental expense in connection with these leases totaled $2,154,000, $1,990,000 and $1,468,000 in 1998, 1997 and 1996, respectively. The commitment for noncancelable operating leases in future years is as follows (in thousands):

1999........................................................  $2,438
2000........................................................   2,276
2001........................................................   2,015
2002........................................................   1,597
2003........................................................   1,026
                                                              ------
                                                              $9,352
                                                              ======

                  CMAC INVESTMENT CORPORATION AND SUBSIDIARIES

12. QUARTERLY FINANCIAL DATA (UNAUDITED) (IN THOUSANDS, EXCEPT PER-SHARE INFORMATION)

                                                              1998 QUARTER
                                          ----------------------------------------------------
                                           FIRST     SECOND      THIRD     FOURTH       YEAR
                                          -------    -------    -------    -------    --------
Net premiums written....................  $62,245    $70,788    $68,472    $79,579    $281,084
Net premiums earned.....................   67,180     69,528     71,708     73,736     282,152
Net investment income...................    9,304      9,467      9,673     10,106      38,550
Provision for losses....................   33,037     32,973     32,973     33,040     132,023
Policy acquisition and other expenses...   16,989     17,802     18,952     21,376      75,119
Net income..............................   21,052     22,225     23,423     24,354      91,054
Net income per share(1)(2)..............  $  0.86    $  0.91    $  0.96    $  1.00    $   3.72
Average shares outstanding(1)...........   23,633     23,632     23,566     23,467      23,574

                                                              1997 QUARTER
                                          ----------------------------------------------------
                                           FIRST     SECOND      THIRD     FOURTH       YEAR
                                          -------    -------    -------    -------    --------
Net premiums written....................  $47,084    $56,638    $60,591    $68,713    $233,026
Net premiums earned.....................   54,312     57,772     61,354     64,272     237,710
Net investment income...................    8,084      8,428      8,426      8,849      33,787
Provision for losses....................   26,753     28,266     30,194     31,936     117,149
Policy acquisition and other expenses...   13,384     14,084     14,681     15,519      57,668
Net income..............................   17,284     18,562     19,288     19,833      74,967
Net income per share(1)(2)..............  $  0.71    $  0.76    $  0.78    $  0.81    $   3.06
Average shares outstanding(1)...........   23,263     23,462     23,522     23,569      23,416

---------------
(1) Diluted net income per share and average shares outstanding per SFAS No. 128, "Earnings Per Share." See note 1.

(2) Net income per share is computed independently for each period presented. Consequently, the sum of the quarters may not equal the total net income per share for the year.

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
CMAC Investment Corporation
Philadelphia, Pennsylvania

     We have audited the accompanying consolidated balance sheets of CMAC Investment Corporation and subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in common stockholders' equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CMAC Investment Corporation and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
---------------------------------------

Philadelphia, Pennsylvania
January 29, 1999

                          CMAC INVESTMENT CORPORATION

                                   SCHEDULE I
      SUMMARY OF INVESTMENTS -- OTHER THAN INVESTMENTS IN RELATED PARTIES
                               DECEMBER 31, 1998

                                                                                        AMOUNT
                                                                                       AT WHICH
                                                                                       SHOWN ON
                                                             AMORTIZED      FAIR      THE BALANCE
TYPE OF INVESTMENT                                             COST        VALUE         SHEET
------------------                                           ---------    --------    -----------
                                                                        (IN THOUSANDS)
Fixed Maturities:
  Bonds:
     United States government and government agencies and
       authorities.........................................  $ 45,013     $ 46,130     $ 45,525
     State and municipal obligations.......................   581,098      616,268      582,023
     Corporate obligations.................................    16,034       16,522       16,522
  Redeemable preferred stock...............................    40,420       46,219       46,219
                                                             --------     --------     --------
Total fixed maturities.....................................   682,565      725,139      690,289
Equity Securities..........................................    25,109       27,425       27,425
Short-term investments.....................................    18,596       18,596       18,596
                                                             --------     --------     --------
Total investments other than investments in related
  parties..................................................  $726,270     $771,160     $736,310
                                                             ========     ========     ========

                          CMAC INVESTMENT CORPORATION

         SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            CONDENSED BALANCE SHEETS
                              PARENT COMPANY ONLY

                                                                  DECEMBER 31
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
                                                                 (IN THOUSANDS)
ASSETS
Investments
  Fixed maturities held to maturity -- at amortized cost....  $  9,757    $  9,734
  Short-term investments....................................       122          30
Cash........................................................       229          60
Investment in subsidiaries, at equity in net assets.........   555,919     461,010
Federal income taxes........................................       148         156
Other assets................................................     1,599         504
                                                              --------    --------
                                                              $567,774    $471,494
                                                              ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Accounts payable -- affiliates............................  $  2,302    $    995
  Accounts payable -- other.................................        47         109
  Notes payable.............................................     2,043          34
  Other liabilities.........................................       413         413
                                                              --------    --------
                                                                 4,805       1,551
                                                              --------    --------
Redeemable preferred stock, par value $.001 per share;
  800,000 shares issued and outstanding -- at redemption
  value.....................................................    40,000      40,000
                                                              --------    --------
COMMON STOCKHOLDERS' EQUITY
  Common stock, par value $.001 per share; 80,000,000 shares authorized; 22,705,958 and 22,536,674 shares,
     respectively, issued and outstanding...................        23          22
  Additional paid-in capital................................   185,219     179,846
  Retained earnings.........................................   331,201     246,166
  Net unrealized gain on investments, net of tax............     6,526       3,909
                                                              --------    --------
                                                               522,969     429,943
                                                              --------    --------
                                                              $567,774    $471,494
                                                              ========    ========

                            See supplementary notes.

                          CMAC INVESTMENT CORPORATION

         SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         CONDENSED STATEMENTS OF INCOME
                              PARENT COMPANY ONLY

                                                                 YEAR ENDED DECEMBER 31
                                                              -----------------------------
                                                               1998       1997       1996
                                                              -------    -------    -------
                                                                     (IN THOUSANDS)
Revenues
  Equity in undistributed net income of subsidiaries........  $87,868    $71,249    $62,800
  Dividends received from subsidiaries......................    4,000      4,300         --
  Net investment income.....................................      625        819        776
                                                              -------    -------    -------
                                                               92,493     76,368     63,576
                                                              -------    -------    -------
Expenses
  Operating expenses........................................    1,893      1,734      1,693
                                                              -------    -------    -------
Pretax income...............................................   90,600     74,634     61,883
Income tax benefit..........................................      454        333        338
                                                              -------    -------    -------
Net income..................................................  $91,054    $74,967    $62,221
                                                              =======    =======    =======

                            See supplementary notes.

                          CMAC INVESTMENT CORPORATION

         SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       CONDENSED STATEMENTS OF CASH FLOWS
                              PARENT COMPANY ONLY

                                                                 YEAR ENDED DECEMBER 31
                                                              -----------------------------
                                                               1998       1997       1996
                                                              -------    -------    -------
                                                                     (IN THOUSANDS)
Cash flows from operating activities
  Net income................................................  $91,054    $74,967    $62,221
  Adjustments to reconcile net income to net cash provided
     by operating activities
  Equity in undistributed net income of subsidiaries........  (87,868)   (71,249)   (62,800)
  Increase in federal income taxes..........................        8        130        532
  Increase in notes payable.................................    2,009         34         --
  Net change in other assets, accounts payable and other
     liabilities............................................      150       (199)     3,955
                                                              -------    -------    -------
Net cash provided by operating activities...................    5,353      3,683      3,908
                                                              -------    -------    -------
Cash flows from investing activities
  (Purchases) sales of short-term investments -- net........      (92)       461          4
  Other.....................................................      (23)       (21)        (9)
                                                              -------    -------    -------
Net cash provided by (used in) investing activities.........     (115)       440        (15)
                                                              -------    -------    -------
Cash flows from financing activities
  Dividends paid............................................   (6,019)    (5,996)    (5,646)
  Capital contribution......................................   (1,759)       (34)        --
  Proceeds from issuance of common stock....................    2,709      1,915      1,581
                                                              -------    -------    -------
Net cash used in financing activities.......................   (5,069)    (4,115)    (4,065)
                                                              -------    -------    -------
Increase (decrease) in cash.................................      169          8       (172)
Cash, beginning of year.....................................       60         52        224
                                                              -------    -------    -------
Cash, end of year...........................................  $   229    $    60    $    52
                                                              =======    =======    =======

                            See supplementary notes.

                          CMAC INVESTMENT CORPORATION

         SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              PARENT COMPANY ONLY
                              SUPPLEMENTARY NOTES

NOTE A

     The accompanying Parent Company financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements appearing on pages F-1 through F-22 of the CMAC Investment Corporation 1998 Form 10-K.

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

     The Company is a holding company whose principal source of income is dividends from CMAC. The ability of CMAC to pay dividends on its common stock is restricted by certain provisions of the insurance laws of the Commonwealth of Pennsylvania, its state of domicile. The insurance laws of Pennsylvania establish a test limiting the maximum amount of dividends which may be paid by an insurer without prior approval by the Pennsylvania Insurance Commissioner. Under such test, CMAC may pay dividends during any 12-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders' surplus or (ii) the preceding year's statutory net income. In accordance with such restrictions, $105,264,000 would be available for dividends in 1999. However, an amendment to the Pennsylvania statute, effective in 1994, requires that dividends and other distributions be paid out of an insurer's unassigned surplus. Because of the unique nature of the method of accounting for contingency reserves, CMAC has negative unassigned surplus. Thus, prior approval by the Pennsylvania Insurance Commissioner is required for CMAC to pay dividends or make other distributions so long as CMAC has negative unassigned surplus. The Pennsylvania Insurance Commissioner has approved all distributions by CMAC since the passage of this amendment and management has every expectation that the Commissioner of Insurance will continue to approve such distributions in the future, provided that the financial condition of CMAC does not materially change.

     The State of California has a statute requiring mortgage insurers to pay dividends or make other distributions out of unassigned surplus. CMAC and the California Department of Insurance have reached an understanding under which CMAC will be able to pay dividends or make other distributions to the Company provided that the financial condition of CMAC does not materially change.

     In addition, CMAC's current excess of loss reinsurance arrangement prohibits the payment of any dividend which would have the effect of reducing the total of its statutory policyholders' surplus plus its

                          CMAC INVESTMENT CORPORATION

         SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              PARENT COMPANY ONLY
                       SUPPLEMENTARY NOTES -- (CONTINUED)

contingency reserve below $85,000,000. As of December 31, 1998, CMAC had statutory policyholders' surplus of $149,281,000 and a contingency reserve of $467,856,000, for a total of $617,137,000.

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

NOTE D

     On November 22, 1998, the Board of Directors of the Company and the Board of Directors of Amerin Corporation each approved an Agreement and Plan of Merger pursuant to which the Company and Amerin will merge. The anticipated merger calls for Amerin stockholders to receive 0.5333 shares of the Company's common stock in a tax-free exchange for each share of Amerin common stock that they own. The Company's stockholders will continue to own their existing shares after the merger. Completion of the merger is subject to approval by the stockholders of both companies and, pending this approval, the transaction is expected to close in May 1999. The merger transaction will be accounted for on a pooling of interests basis.

                          CMAC INVESTMENT CORPORATION

                           SCHEDULE VI -- REINSURANCE
                       MORTGAGE INSURANCE PREMIUMS EARNED
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                ASSUMED                 PERCENTAGE
                                                  CEDED TO       FROM                   OF AMOUNT
                                       GROSS        OTHER        OTHER        NET        ASSUMED
                                       AMOUNT     COMPANIES    COMPANIES     AMOUNT       TO NET
                                      --------    ---------    ---------    --------    ----------
                                                             (IN THOUSANDS)
1998................................  $313,231     $31,208       $129       $282,152       0.05%
                                      ========     =======       ====       ========
1997................................  $258,148     $20,619       $181       $237,710       0.08%
                                      ========     =======       ====       ========
1996................................  $203,042     $15,268       $147       $187,921       0.00%
                                      ========     =======       ====       ========

           This document has been printed entirely on recycled paper.