Form 10-K/A
period 1998-12-31
CMAC INVESTMENT CORP
filed 1999-04-23
CIK 890926

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 22,727,536 shares of Common Stock, $.001 par value, outstanding on March 25, 1999, and the aggregate market value of the voting stock held by non-affiliates of the registrant is $799,725,173.

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

  Deferred Policy Acquisition Costs


     Costs associated with the acquisition of mortgage insurance business, consisting of compensation and other policy issuance and underwriting expenses, are initially deferred. Amortization of these costs for each underwriting year book of business are charged against revenue in proportion to estimated gross profits using the guidance provided by FASB Statement No. 97, "Accounting and Reporting by Insurance Enterprises For Certain Long Duration Contracts and for Realized Gains and Losses From the Sale of Investments."


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