Form 10-K/A
period 1998-12-31
CMAC INVESTMENT CORP
filed 1999-05-06
CIK 890926

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

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


     The Company manages its investment portfolio to achieve safety and liquidity, while seeking to maximize total return. The Company believes it can achieve these objectives by active portfolio management and intensive monitoring of investments. Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments. The market risk related to financial instruments of the Company primarily relates to the investment portfolio, which exposes the Company to risks related to interest rates, defaults, prepayments, and declines in equity prices. Interest rate risk is the price sensitivity of a fixed income security to changes in interest rates. The Company views these potential changes in price within the overall context of asset and liability management. The Company's analysts estimate the payout pattern of the mortgage insurance loss reserves to determine their duration, which is the weighted average payments expressed in years. The Company sets duration targets for fixed income investment portfolios which the Company believes mitigates the overall effect of interest rate risk. As of December 31, 1998, the average duration of the fixed income portfolio was 6.1 years. Based upon assumptions the Company uses in its duration calculations, increases in interest rates of 100 and 150 basis points would cause decreases in the market value of the fixed maturity portfolio (excluding short-term investments) of approximately 6.1% and 9.6%, respectively.

Similarly, a decrease in interest rates of 100 and 150 basis points would cause increases in the market value of the fixed maturity portfolio of approximately 5.4% and 8.1%, respectively.



     The Company has no foreign investments, non-investment grade fixed income securities or derivative instruments in its investment portfolio at December 31, 1998.



     At December 31, 1998, the market value and cost of the Company's equity securities were $27.4 million and $25.1 million. The Company is exposed to equity price risk as a result of its investment in equity securities. However, this risk is minimal due to the relatively minor component of the overall portfolio consisting of equity securities.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


     The condensed consolidated financial statements and supplementary data are indexed in the Index to Consolidated Financial Statements and Financial Statement Schedules which appears on page 42 and are incorporated in this item by reference.


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

PERFORMANCE GRAPH
(Dollars)

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

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 6, 1999.


                                          CMAC Investment Corporation

                                          By:     /s/ FRANK P. FILIPPS
                                            ------------------------------------
                                                      Frank P. Filipps
                                               (principal executive officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on May 6, 1999 by the following persons on behalf of the registrant and in the capacities indicated.


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
  10.16  Capital Mortgage Reinsurance Company Variable Quota Share
         Reinsurance Agreement, effective January 1, 1994, between
         Commonwealth Mortgage Assurance Company and its affiliates and Capital Mortgage Reinsurance Company.(4)(Exhibit 10.19)
  10.17  Capital Reinsurance Company Reinsurance Agreement, effective
         January 1, 1994, between Commonwealth Mortgage Assurance
         Company and Capital Reinsurance Company.(4)(Exhibit 10.20)
  10.18  Capital Mortgage Reinsurance Company Variable Quota Share
         Reinsurance Agreement, effective January 1, 1995, between
         Commonwealth Mortgage Assurance Company and its affiliates and Capital Mortgage Reinsurance Company.(5)(Exhibit 10.20)
  10.19  Capital Mortgage Reinsurance Company Variable Quota Share
         Reinsurance Agreement, effective January 1, 1996, between
         Commonwealth Mortgage Assurance Company and its affiliates and Capital Mortgage Reinsurance Company.(6)(Exhibit 10.21)
 *10.20  Capital Mortgage Reinsurance Company Variable Quota Share
         Reinsurance Agreement, effective January 1, 1997, between
         Commonwealth Mortgage Assurance Company and its affiliates and Capital Mortgage Reinsurance Company.
  10.21  Amended form of Commonwealth Mortgage Assurance Company
         Master Policy, effective June 1, 1995.(4)(Exhibit 10.22)
  10.22  CMAC Investment Corporation 1997 Employee Stock Purchase
         Plan.(8)
  22.1   Revised Subsidiaries of the Company.(1)(Exhibit 22.1)
 *24.1   Consent of Deloitte & Touche LLP.
 *27     Financial Data Schedule.


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

  Insurance Premiums


     Statement of Financial Accounting Standards ("SFAS") No. 60, "Accounting and Reporting for Insurance Enterprises", specifically excludes mortgage guaranty insurance from its guidance relating to the earning of insurance premiums. Consistent with generally accepted accounting principles and industry accounting practices, premiums written on an annual and multiyear basis are initially deferred as unearned premiums and earned over the policy term, and premiums written on a monthly basis are primarily earned as they are received. Annual premiums are amortized on a monthly, straight-line basis. Multiyear premiums are

                  CMAC INVESTMENT CORPORATION AND SUBSIDIARIES amortized over the terms of the contracts in accordance with the anticipated claim payment pattern based on historical industry experience. Ceded premiums written are initially set up as prepaid reinsurance and are amortized in accordance with direct premiums earned.

  Reserve for Losses


     The reserve for losses consists of the estimated cost of settling claims on defaults reported and defaults that have occurred but have not been reported. SFAS 60 specifically excludes mortgage guaranty insurance from its guidance relating to the reserve for losses. Consistent with generally accepted accounting principles and industry accounting practices, the Company does not establish loss reserves for future claims on insured loans that are not currently in default. In determining the liability for unpaid losses related to reported outstanding defaults, the Company establishes loss reserves on a case-by-case basis. The amount reserved for any particular loan is dependent upon the status of the loan as reported by the servicer of the insured loan as well as the economic condition and estimated foreclosure period in the area in which the default exists. As the default progresses closer to foreclosure, the amount of loss reserve for that particular loan is increased, in stages, to approximately 100 percent of the Company's exposure and that adjustment is included in current operations. The Company also reserves for defaults that have occurred but have not been reported using historical information on defaults not reported on a timely basis by lending institutions. The estimates are continually reviewed and, as adjustments to these liabilities become necessary, such adjustments are reflected in current operations.


  Deferred Policy Acquisition Costs


     Costs associated with the acquisition of mortgage insurance business, consisting of compensation and other policy issuance and underwriting expenses, are initially deferred. Because SFAS 60 specifically excludes mortgage guaranty insurance from its guidance relating to the amortization of deferred policy acquisition costs, amortization of these costs for each underwriting year book of business are charged against revenue in proportion to estimated gross profits over the life of the policies using the guidance provided by SFAS No. 97, "Accounting and Reporting by Insurance Enterprises For Certain Long Duration Contracts and for Realized Gains and Losses From the Sale of Investments." This includes accruing interest on the unamortized balance of capitalized acquisition costs. The estimate for each underwriting year is updated annually to reflect actual experience and any changes to key assumptions such as persistency or loss development.


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

                  CMAC INVESTMENT CORPORATION AND SUBSIDIARIES

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

  Accounting for Stock-Based Compensation


     The Company accounts for stock-based compensation in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages, but does not require the recognition of compensation expense for the fair value of stock options and other equity instruments granted as compensation to employees. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.


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
                                                              =======    =======    =======

                  CMAC INVESTMENT CORPORATION AND SUBSIDIARIES

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

                  CMAC INVESTMENT CORPORATION AND SUBSIDIARIES

                                                                  DECEMBER 31, 1998
                                                  -------------------------------------------------
                                                                             GROSS         GROSS
                                                  AMORTIZED      FAIR      UNREALIZED    UNREALIZED
                                                    COST        VALUE        GAINS         LOSSES
                                                  ---------    --------    ----------    ----------
  Mortgage-backed securities....................    32,276       32,783         522            15
  Redeemable preferred stock....................    40,420       46,219       5,815            16
                                                  --------     --------     -------        ------
                                                  $205,047     $212,771     $ 8,178        $  454
                                                  ========     ========     =======        ======
  Equity securities available for sale:
     Equity securities..........................  $ 25,109     $ 27,425     $ 3,823        $1,507
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
                                                         ========     ========

                  CMAC INVESTMENT CORPORATION AND SUBSIDIARIES

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
                                                         ======    =======    =======

                  CMAC INVESTMENT CORPORATION AND SUBSIDIARIES

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

                  CMAC INVESTMENT CORPORATION AND SUBSIDIARIES

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


     In addition, the Company reinsures all direct insurance in force under an excess of loss reinsurance program. Under this program, the reinsurer is responsible for 100% of CMAC's covered losses (subject to an annual and aggregate limit) in excess of an annual retention limit. Premiums are paid to the reinsurer on a quarterly basis, net of any losses due to the Company.



     For the years ended December 31, 1998, 1997 and 1996, the Company had ceded premiums written of $3,614,000, $1,801,000 and $2,398,000, respectively and ceded premiums earned of $2,042,000, $1,211,000 and $1,072,000, respectively under this excess of loss reinsurance program.


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


     Under statutory accounting practices, insurance policy acquisition costs are charged against operations in the year incurred. Under GAAP, these costs are deferred and amortized.



     Statutory financial statements only include a provision for current income taxes due, and purchases of tax and loss bonds are accounted for as investments. GAAP financial statements provide for deferred income taxes, and purchases of tax and loss bonds are recorded as prepayments of income taxes.


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


     In April 1998, the Company's Board of Directors approved a stockholder rights plan designed to help ensure that all stockholders receive fair value for their shares of common stock in the event of any proposed takeover of the Company and to guard against the use of partial tender offers or other coercive tactics to gain control of the Company without offering fair value to the stockholders.


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