Form 10-Q
period 1999-03-31
CMAC INVESTMENT CORP
filed 1999-05-17
CIK 890926

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

                                 MARCH 31, 1999

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

Yes  X     No
    ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 22,752,680 shares of Common Stock, $0.001 par value, outstanding on May 11, 1999.

                  CMAC INVESTMENT CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
Part I - Financial Information

         Consolidated Balance Sheets - March 31, 1999 and
                  December 31, 1998 ...................................        3

         Consolidated Statements of Income - For the quarters ended
                  March 31, 1999 and 1998 .............................        4

         Consolidated Statement of Changes in Common Stockholders'
                  Equity and Comprehensive Income  - For the quarter
                  ended March 31, 1999 ................................        5

         Consolidated Statements of Cash Flows - For the quarters ended
                  March 31, 1999 and 1998 .............................        6

         Notes to Consolidated Financial Statements ...................        7

         Management's Discussion and Analysis of Results of
                  Operations and Financial Condition ..................   8 - 12

         Quantitative and Qualitative Disclosures about Market Risk ...       12

Part II - Other Information, as applicable ............................       13

Signature .............................................................       14

CMAC INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS



                                                                               March 31   December 31
                                                                                 1999        1998
                                                                             (Unaudited)
(In thousands, except share amounts)
Assets
     Investments
         Fixed maturities held to maturity - at amortized cost (fair value
           $508,591 and $512,368) .........................................   $  476,680   $477,518
         Fixed maturities available for sale - at fair value
           (amortized cost $249,736 and $205,047) .........................      255,192    212,771
         Equity securities - at fair value (cost $30,167 and $25,109) .....       33,926     27,425
         Short-term investments ...........................................       17,309     18,596
     Cash .................................................................        2,112      2,191
     Deferred policy acquisition costs ....................................       35,778     32,144
     Prepaid federal income taxes .........................................      104,200    103,763
     Provisional losses recoverable .......................................       35,091     32,718
     Other assets .........................................................       61,498     61,047
                                                                              ----------   --------
                                                                              $1,021,786   $968,173
                                                                              ==========   ========
Liabilities and Stockholders' Equity
     Unearned premiums ....................................................   $   46,624   $ 49,424
     Reserve for losses ...................................................      221,256    201,276
     Federal income taxes, principally deferred ...........................      120,951    112,055
     Accounts payable and accrued expenses ................................       48,559     42,449
                                                                              ----------   --------
                                                                                 437,390    405,204
                                                                              ----------   --------
     Redeemable preferred stock, par value $.001 per share;
         800,000 shares issued and outstanding - at
         redemption value .................................................       40,000     40,000
                                                                              ----------   --------

Common stockholders' equity
     Common stock, par value $.001 per share; 80,000,000 shares authorized;
         22,757,536 shares and 22,705,958 shares issued
         and outstanding ..................................................           23         23
     Additional paid-in capital ...........................................      185,810    185,219
     Retained earnings ....................................................      352,573    331,201
     Accumulated other comprehensive income ...............................        5,990      6,526
                                                                              ----------   --------
                                                                                 544,396    522,969
                                                                              ----------   --------
                                                                              $1,021,786   $968,173
                                                                              ==========   ========


                 See notes to consolidated financial statements.

CMAC INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                              Quarter Ended
                                                                 March 31
                                                             1999        1998
                                                             ----        ----
(In thousands, except per-share amounts)
Revenues:
   Premiums written:
       Direct ..........................................   $ 79,952    $ 68,676
       Assumed .........................................          4          10
       Ceded ...........................................     (6,870)     (6,441)
                                                           --------    --------

   Net premiums written ................................     73,086      62,245
   Decrease in unearned premiums .......................      2,886       4,935
                                                           --------    --------

   Premiums earned .....................................     75,972      67,180
   Net investment income ...............................     10,284       9,304
   Gain on sales of investments ........................        372         350
   Other income ........................................      3,159       2,201
                                                           --------    --------
                                                             89,787      79,035
                                                           --------    --------
Expenses:
   Provision for losses ................................     34,072      33,037
   Policy acquisition costs ............................      9,154       8,605
   Other operating expenses ............................     11,853       8,384
   Merger expenses .....................................      2,401        --
                                                           --------    --------
                                                             57,480      50,026
                                                           --------    --------

Pretax income ..........................................     32,307      29,009
Provision for income taxes .............................     (9,429)     (7,957)
                                                           --------    --------

Net income .............................................     22,878      21,052
Dividends to preferred stockholder .....................        825         825
                                                           --------    --------

Net income available to common stockholders ............   $ 22,053    $ 20,227
                                                           ========    ========

Basic net income per share .............................   $   0.97    $   0.90
                                                           ========    ========

Diluted net income per share ...........................   $   0.94    $   0.86
                                                           ========    ========

Average number of common shares outstanding - basic ....     22,720      22,578
                                                           ========    ========

Average number of common and common equivalent shares
outstanding - diluted ..................................     23,485      23,633
                                                           ========    ========

                 See notes to consolidated financial statements.

CMAC INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME


                                                                                  Accumulated
                                                       Additional                    Other
                                             Common     Paid-In      Retained    Comprehensive
                                             Stock      Capital      Earnings        Income        Total
(In thousands)
Balance, December 31, 1998 ............     $    23     $185,219     $ 331,201      $ 6,526      $ 522,969
Comprehensive income:
Net income (unaudited) ................        --           --          22,878         --           22,878
Unrealized holding losses arising
  during period, net of tax of
  $(166) (unaudited) ..................        --           --            --           (308)
Less:  Reclassification adjustment
  for net gains included in net income,
  net of tax of $123 (unaudited) ......        --           --            --           (228)
                                                                                    -------
Net unrealized loss on investments,
     net of tax of $289 (unaudited) ...        --           --            --           (536)          (536)
                                                                                                 ---------
 Comprehensive income (unaudited) .....                                                             22,342
Issuance of common stock (unaudited) ..        --            591          --           --              591
Dividends (unaudited) .................        --           --          (1,506)        --           (1,506)
                                            -------     --------     ---------      -------      ---------
Balance, March 31, 1999 (unaudited) ...     $    23     $185,810     $ 352,573      $ 5,990      $ 544,396
                                            =======     ========     =========      =======      =========


                 See notes to consolidated financial statements.

CMAC INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                         Quarter Ended
                                                                            March 31
                                                                        1999        1998
                                                                        ----        ----
(In thousands)

Cash flows from operating activities ..............................   $ 45,814    $ 29,188
                                                                      --------    --------
Cash flows from investing activities:
  Proceeds from sales of investments available for sale ...........     13,164       3,320
  Proceeds from sales of investments held to maturity .............       --         1,031
  Proceeds from sales of equity securities available for sale .....         92        --
  Proceeds from redemptions of investments available for sale .....      2,350       6,759
  Proceeds from redemptions of investments held to maturity .......      4,834       3,060
  Proceeds from redemptions of equity securities available for sale        436        --
  Purchases of investments available for sale .....................    (58,355)    (41,105)
  Purchases of equity securities available for sale ...............     (5,573)       --
  Sales (purchases) of short-term investments, net ................      1,287      (6,475)
  (Purchases) sales of real estate owned, net .....................     (2,537)      2,657
  Other ...........................................................       (676)        (99)
                                                                      --------    --------
Net cash used in investing activities .............................    (44,978)    (30,852)
                                                                      --------    --------

Cash flows from financing activities:
  Proceeds from issuance of common stock ..........................        591       2,491
  Dividends paid ..................................................     (1,506)     (1,503)
                                                                      --------    --------

Net cash (used in) from financing activities ......................       (915)        988
                                                                      --------    --------

Decrease in cash ..................................................        (79)       (676)
Cash, beginning of period .........................................      2,191       2,364
                                                                      --------    --------

Cash, end of period ...............................................   $  2,112    $  1,688
                                                                      ========    ========

Supplemental disclosures of cash flow information:

Income taxes paid .................................................   $    500    $  1,000
                                                                      ========    ========
Interest paid .....................................................   $     33    $      1
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

For a summary of significant accounting policies and additional financial information, see the CMAC Investment Corporation Annual Report on Form 10-K for the year ended December 31, 1998.

2 - PROPOSED MERGER

         On November 22, 1998, the board of directors of the Company and the board of directors of Amerin Corporation ("Amerin") each approved an Agreement and Plan of Merger pursuant to which the Company and Amerin will merge. The anticipated merger calls for Amerin stockholders to receive 0.5333 shares of the Company's common stock in a tax-free exchange for each share of Amerin common stock that they own. The Company's stockholders will continue to own their existing shares after the merger at which time the name will be changed to Radian Group Inc. Completion of the merger is subject to approval by the stockholders of both companies and, pending this approval, the transaction is scheduled to close on June 9, 1999. The merger transaction will be accounted for on a pooling of interests basis.

3 - ACCOUNTING PRINCIPLES ISSUED AND NOT YET ADOPTED

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement is effective for fiscal years beginning after June 15, 1999 and will not be applied retroactively. The statement establishes accounting and reporting standards for derivative instruments and hedging activity and requires that all derivatives be measured at fair value and recognized as either assets or liabilities in the financial statements. The impact of the statement will depend on the extent of derivatives and embedded derivatives at the date the statement is adopted. The Company is currently evaluating the effect this statement might have on the consolidated financial position or results of operations.

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

                  CMAC INVESTMENT CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following is a "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

       The statements contained in this Form 10-Q that are not historical facts are forward-looking statements. Actual results may differ materially from those projected in the forward-looking statements. These forward-looking statements involve risks and uncertainties including, but not limited to, the risk that housing demand may decrease as a result of higher-than-expected interest rates, adverse economic conditions, or other reasons; that seasonality may be different than the historical pattern; that the market share of the segment of the mortgage market served by the mortgage insurance industry may decline as a result of competition from government programs or other substitute products; and that the Company's share of originations having private mortgage insurance may decline as a result of competition or other factors. Investors are also directed to other risks discussed in documents filed by the Company with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

       Net income for the first quarter of 1999 was $22.9 million, an 8.7% increase compared to $21.1 million for the first quarter of 1998. However, net income for the first quarter of 1999 included merger expenses net of tax of $2.2 million and without these merger expenses, net income was $25.1 million, a 19.2% increase compared to $21.1 million for the first quarter of 1998. This improvement was a result of significant growth in premiums earned and net investment income, partially offset by a higher provision for losses, policy acquisition costs and other operating expenses.

       New primary insurance written during the first quarter of 1999 was $5.9 billion, a 45.8% increase compared to $4.1 billion for the first quarter of 1998. The increase in CMAC's primary new insurance written was primarily due to a 42.0% increase in new insurance written volume in the private mortgage insurance industry for the first quarter of 1999 as compared to the first quarter of 1998. In addition, CMAC's market share of the industry increased to 11.8% in the first quarter of 1998, compared to 11.5% for the same period of 1998. Additionally, in the first quarter of 1999, CMAC wrote an increased amount of pool insurance which represented risk written of $102.9 million as compared to $80.1 million in the first quarter of 1998. Most of this pool insurance volume relates to a group of structured transactions composed primarily of Fannie Mae- and Freddie Mac-eligible conforming mortgage loans that are geographically well dispersed throughout the United States and have lower average loan-to-value ratios than CMAC's primary business. The performance of this business to date has been better than anticipated although the business is relatively young and the historical performance might not be an indication of future performance. Under a pool insurance transaction, the exposure to CMAC on each individual loan is uncapped; however, the aggregate stop-loss percentage (typically 1.0% to 1.5% of the aggregate original loan balance in the Fannie Mae/Freddie Mac transactions) is the maximum that can be paid out in losses before the insurer"s exposure terminates. The Company expects its pool insurance activity to decline during the remainder of 1999 as certain outstanding commitments expire and are not renewed. Premium rates on such pool insurance are significantly lower than on primary insurance loans due to the low stop-loss levels, which limit the overall risk exposure to CMAC, and the focus of such product on high quality primary insurance customers. Both Standard & Poor"s and Moody's Investors Service have recently determined that the capital requirements to support such pool insurance will be significantly more stringent than on primary insurance due to the low premium rates and CMAC has reviewed its capital and reinsurance levels to measure compliance with these requirements.

       CMAC's volume in the first three months of 1999 was positively impacted by relatively lower interest rates which affected the entire mortgage industry. The trend toward lower interest rates, which began in the third quarter of 1997, caused refinancing activity at the beginning of 1999 to continue at a higher rate than normal and strong housing prices have caused a large percentage of the refinanced loans to be closed without private mortgage insurance at an LTV of 80% or below. Therefore, the rate of growth in the private mortgage industry has not been as high as that of the entire mortgage market. CMAC's refinancing activity as a percentage of primary new insurance written was 37.0% for the first quarters of 1999 and 1998. The persistency rate, which is defined as the percentage of policies in force that are renewed in any given year, was 66.9% for the twelve months ended March 31, 1999 as compared to 79.5% for the

                  CMAC INVESTMENT CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                   (CONTINUED)

twelve months ended March 31, 1998. This decrease was consistent with the continued high level of refinancing activity during the first quarter of 1999 which caused the cancellation rate to increase. The persistency rate for 1999 should continue at a rate lower than normal although if the current refinance boom slows, the persistency rate could improve.

       CMAC also has become involved in insuring non-conforming loans, specifically Alternative A and A minus loans. Alternative A borrowers have an equal or better credit profile than CMAC's typical insured borrowers, but these loans are underwritten with reduced documentation and verification of information. CMAC typically charges a higher premium rate for this business due to the reduced documentation, but does not consider this business to be significantly more risky than its normal primary business. The A minus loan programs typically have non-traditional credit standards which are less stringent than standard credit guidelines. To compensate for this additional risk, CMAC receives a significantly higher premium for insuring this product that is commensurate with the additional default risk. During the first quarter of 1999, A minus business accounted for 6.7% of CMAC's new primary insurance written.

       Net premiums earned in the first quarter of 1999 were $76.0 million, a 13.1% increase compared to $67.2 million for the first quarter of 1998. This increase reflected the insurance in force growth resulting from strong new insurance volume and the increase in pool insurance written during the first quarter of 1999 and was partially offset by the decline in persistency levels. The strong volume led to an increase in direct primary insurance in force for the quarter of 3.9%, from $53.8 billion at December 31, 1998 to $55.9 billion at March 31, 1999. Direct pool risk in force also grew to $1.1 billion at March 31, 1999 from $907.3 million at the end of 1998, an increase of 13.2% for the quarter. CMAC and the industry have entered into risk-sharing arrangements with various customers that are designed to allow the customer to participate in the risks and rewards of the mortgage insurance business. One such product is captive reinsurance, in which a mortgage lender sets up a mortgage reinsurance company that assumes part of the risk associated with that lender's insured book of business. In most cases, the risk assumed by the reinsurance company is an excess layer of aggregate losses that would be penetrated only in a situation of adverse loss development. For the first quarter of 1999, premiums ceded under captive reinsurance arrangements were $757,000 or less than 1% of total premiums earned during the period and new primary insurance written under captive reinsurance arrangements was $853 million, or 14.4% of total new primary insurance written. CMAC expects to enter into several new agreements in 1999, although the aggregate amount of captive reinsurance is not expected to have a material financial impact on CMAC's balance sheet or financial results in 1999.

       Net investment income for the first quarter of 1999 was $10.3 million, a 10.5% increase compared to $9.3 million for the same period of 1998. This increase was a result of continued growth in invested assets primarily due to positive operating cash flows of $45.8 million during the first quarter of 1999. The Company has continued to invest new operating cash flow in tax-advantaged securities, primarily municipal bonds, although the Company did modify its investment policy to allow the purchase of various of asset classes, including common stock and convertible securities, beginning in the second quarter of 1998. The Company's intent is to target the common equity exposure at a maximum of 5% of the investment portfolio's market value while the convertible securities and mortgage-backed securities exposures are targeted not to exceed 10% each. The change in the Company's investment guidelines has led to a continued slight decrease in the growth in investment income during the first quarter of 1999 and, although there will be a short-term decline in investment income from this change in investment policy, the Company expects no material long-term impact on total investment returns as a result of this investment asset diversification.

       The provision for losses was $34.1 million for the first three months of 1999, an increase of 3.1% compared to $33.0 million for the first three months of 1998. This increase reflected the significant growth and maturation of CMAC's book of business over the past several years, which has caused an increase in the number of defaults reported to CMAC, the continued adverse experience of California loans (despite signs of an improving trend in California), and the continued poor experience of certain "affordable housing" program loans insured in 1994 and 1995, especially in Florida. Although the ultimate performance of the books of business that originated since 1994 cannot yet be determined, it appears that the ultimate loss levels will be slightly higher than average, partially due to the presence of these "affordable housing" loans. Claim activity is not evenly spread throughout the coverage period of a book of

                  CMAC INVESTMENT CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                   (CONTINUED)

business. Relatively few claims are received during the first two years following issuance of the policy. Historically, claim activity has reached its highest level in the third through fifth years after the year of loan origination. Approximately 57% of CMAC's primary risk in force and almost all of CMAC's pool risk in force at March 31, 1999 had not yet reached its anticipated highest claim frequency years. CMAC's overall default rate at March 31, 1999 was 1.59% as compared to 1.68% at December 31, 1998, while the default rate on the primary business was 2.49% at March 31, 1999 as compared to 2.44% at December 31, 1998. The number of defaults rose from 15,525 at December 31, 1998 to 15,990 at March 31, 1999 and the average loss reserve per default rose from $12,965 at the end of 1998 to $13,837 at March 31, 1999. The average loss reserve per default on primary business was $15,344 at March 31, 1999. The increase in average loss reserve per default reflected the Company's continued implementation of a more conservative reserve calculation for certain loans in default perceived as having a higher risk of claim incidence. In addition, an increase in the average loan balance and the coverage percentage on loans originated beginning in 1995 has necessitated a higher reserve balance on loans in a default status due to the increased ultimate exposure on these loans. The default rate in California was 2.4% (including pool) at March 31, 1999 as compared to 2.6% at December 31, 1998 and claims paid in California during the first quarter of 1999 were $7.4 million, representing approximately 35.5% of total claims as compared to 49.7% in 1998. California represented 18.0% of primary risk in force at March 31, 1999 as compared to 18.3% at December 31, 1998. The default rate in Florida was 3.4% (including pool) at March 31, 1999 as compared to 3.6% at December 31, 1998 and claims paid in Florida during the first quarter of 1999 were $2.3 million, representing approximately 11.2% of total claims as compared to 9.4% in 1998. Florida represented 7.9% of primary risk in force at March 31, 1999 as compared to 8.2% at December 31, 1998. The "affordable housing" early default experience is a result of insuring certain loans in which the borrowers' principal and interest reserves and other credit factors were not as strong as on prior years' books of business. Certain underwriting changes were implemented near the end of 1996 to compensate for the factors that contributed to the early default experience on these "affordable housing" loans; however, it is too early to determine the impact of such changes. In addition, the Company has reported an increased number of defaults on the Alternative A and A minus business insured beginning in 1997. Although the default rate for this business is higher than on CMAC's normal books, it is not currently higher than was expected for this type of business and the higher premium rates charged are expected to compensate for the increased level of risk. Direct losses paid in the first quarter of 1999 were $17.2 million as compared to $21.4 million for the same quarter of 1998, a decrease of nearly 20.0%.

       Underwriting and other operating expenses were $21.0 million for the first three months of 1999, an increase of 23.7% compared to $17.0 million for the same period of 1998. These expenses consisted of policy acquisition expenses, which relate directly to the acquisition of new business, and other operating expenses, which primarily represent contract underwriting expenses, overhead and administrative costs.

       Policy acquisition costs were $9.2 million in the first quarter of 1999, an increase of 6.4% compared to $8.6 million in the first quarter of 1998. This reflects the increase in variable sales- and underwriting-related expenses relating to the Company's continued growth in new insurance written. The Company has continued development of its marketing infrastructure needed to support a focus on larger, national mortgage lenders in order to take advantage of the widespread consolidation occurring in the mortgage lending industry. Other operating expenses for the first quarter of 1999 were $11.9 million, an increase of 41.4% compared to $8.4 million for the first quarter of 1998. Most of the increase continued to result from an increase in expenses associated with the Company's ancillary services, specifically contract underwriting. Contract underwriting expenses for the first quarter of 1999 included in other operating expenses were $7.0 million as compared to $3.7 million for the same period in 1998, an increase of 87.0%. The $3.2 million increase in contract underwriting expenses during the first quarter of 1999 represented 90.6% of the $3.5 million increase in other operating expenses. Some of these additional contract underwriting expenses were correspondingly offset by increases to other income, which rose 43.5% from $2.2 million for the first quarter of 1998 to $3.2 million for the same period in 1999. During the first three months of 1999, loans underwritten via contract underwriting accounted for 38% of applications, 33% of insurance commitments, and 25% of certificates issued by CMAC as compared to 33% of applications, 28% of commitments and 20% of certificates in the first three months of

                  CMAC INVESTMENT CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                   (CONTINUED)

1998. In 1999, these percentages are expected to increase if there is a decrease in refinancing activity. Changing market conditions have caused the cost of contract underwriting to increase during 1997 and 1998 due to the high demand for available resources. However, as further efficiencies are realized in the contract underwriting process due to the integration with Freddie Mac's Loan Prospector and Fannie Mae's Desktop Underwriter origination systems, the cost per contract underwriting loan underwritten could decrease.

       During the first quarter of 1999, the Company incurred merger-related expenses of $2.4 million. The Company expects to incur most of the remaining expenses relating to the proposed merger during the second quarter of 1999, although there could be some incremental expenses incurred during the third quarter of 1999 and beyond as the Company and Amerin integrate their operations.

       The effective tax rate for the quarter ended March 31, 1999 was 29.2% as compared to 27.4% for the first quarter of 1998. Operating income accounted for 67.0% of net income in the first quarter of 1999 as compared to 66.7% in the first quarter of 1998, thus resulting in the increase in effective tax rate for 1999.

LIQUIDITY AND CAPITAL RESOURCES

       The Company's sources of funds consist primarily of premiums and investment income. Funds are applied primarily to the payment of CMAC's claims and operating expenses.

       Cash flows from operating activities for the quarter ended March 31, 1999 were $45.8 million as compared to $29.2 million for the same period of 1998. This increase consisted of an increase in net premiums written and investment income received, a decrease in claims paid and was partially offset by an increase in operating expenses. Positive cash flows are invested pending future payments of claims and other expenses; cash flow shortfalls, if any, are funded through sales of short-term investments and other investment portfolio securities.

       Stockholders' equity plus redeemable preferred stock of $40.0 million, increased from $563.0 million at December 31, 1998 to $584.4 million at March 31, 1999, primarily as a result of net income of $22.9 million and the exercise of stock options of $591,000, partially offset by dividends of $1.5 million.

       As of March 31, 1999, the Company and its subsidiaries had no material commitments for capital expenditures.

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

         The Company has completed the necessary program modifications to make them Year 2000 compliant and all date sensitive fields have been appropriately modified and updated. The Company has built a stand-alone testing environment that allowed simulation of different year-end scenarios and testing of the Year 2000 programming changes and file modifications was completed in October 1998. In addition, the Company has undertaken a review of all of its hardware systems to assess Year 2000 compliance. The Company's servers are currently Year 2000 compliant and any desktop or laptop systems not currently Year 2000 compliant are scheduled for replacement in 1999. The replacement of these non-Year 2000 compliant systems has begun in the first quarter of 1999 and should be completed by the end of the third quarter of 1999. Although the Company will be Year 2000 compliant, in the event that third parties with whom the Company transacts business are not Year 2000 compliant, potential for an adverse effect on the Company's operations may remain. The Company has taken precautions to minimize this risk by contacting each of its mission critical business partners to ascertain their Year 2000 compliance status. Currently, the Company believes its most reasonably likely Year 2000 worst case scenario would involve the failure of its business partners' loan origination, renewal processing or default reporting systems. The Company is an active participant in the mortgage industry's Year 2000 testing project and has developed contingency plans to minimize the risks of business disruptions resulting from its business partners' Year 2000 issues. These contingency plans include:

- accepting non-Year 2000 compliant data and using "windowing" logic to process dates correctly;

- encouraging customers to order mortgage insurance via the internet using the company's MI Online system;

-        accepting paper or fax submissions of mortgage insurance applications;

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

         The Company did not incur any significant incremental expense related to Year 2000 issues during the first quarter of 1999 and does not expect that its Year 2000 compliance program will result in any material costs or have a material impact on its financial condition. The Company has not used any independent verification and/or validation processes to assure the reliability of its risk and cost estimates.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       For a discussion about the potential impact of interest rate changes upon the fair value of the financial instruments in the Company's investment portfolio, see "Quantitative and Qualitative Disclosures about Market Risk" in the Company's 1998 Form 10-K. There has been no material change in the fair value of the Company's investment portfolio since December 31, 1998.

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

               *Exhibit 27   - Financial Data Schedule

           b.  Reports on Form 8-K - None

             * Filed Herewith

                                    SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      CMAC INVESTMENT CORPORATION





Date: May 14, 1999                           C. Robert Quint
                               -------------------------------------------------
                                             C.  Robert Quint
                               Executive Vice President, Chief Financial Officer
                                      (Principal Accounting Officer)