Form 10-Q
period 1999-06-30
RADIAN GROUP INC
filed 1999-08-16
CIK 890926

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended    JUNE 30, 1999

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from_____________________to_____________________

Commission file number 1-11356


                                RADIAN GROUP INC.
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

         Yes     X     No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 36,976,690 shares of Common Stock, $0.001 par value, outstanding on August 11, 1999.

                       RADIAN GROUP INC. AND SUBSIDIARIES

                                      INDEX

                                                                                             PAGE NUMBER
Part I - Financial Information

         Consolidated Balance Sheets - June 30, 1999 and
                  December 31, 1998.....................................................           3

         Consolidated Statements of Income - For the quarters and six month periods
                  ended June 30, 1999 and 1998..........................................           4

         Consolidated Statement of Changes in Common Stockholders'
                  Equity and Comprehensive Income - For the six month
                  period ended June 30, 1999............................................           5

         Consolidated Statements of Cash Flows - For the six month periods ended
                  June 30, 1999 and 1998................................................           6

         Notes to Consolidated Financial Statements.....................................           7-8

         Management's Discussion and Analysis of Results of
                  Operations and Financial Condition....................................           9-15

         Quantitative and Qualitative Disclosures about Market Risk.....................           15

Part II - Other Information, as applicable..............................................           16-17

Signature...............................................................................           18

RADIAN GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS


                                                                                    June 30          December 31
                                                                                      1999               1998
                                                                                  -----------        -----------
                                                                                  (Unaudited)
(In thousands, except share amounts)

Assets
     Investments
         Fixed maturities held to maturity  - at amortized cost (fair value
           $492,048 and $512,368) ............................................    $   474,140        $   477,518
         Fixed maturities available for sale - at fair value
           (amortized cost $724,012 and $621,581) ............................        717,366            646,148
         Equity securities available for sale - at fair value (cost $35,328
              and $25,109) ...................................................         41,377             27,425
     Short-term investments ..................................................         23,361             24,361
     Cash ....................................................................          6,968              9,377
     Deferred policy acquisition costs .......................................         57,579             48,983
     Prepaid federal income taxes ............................................        176,366            152,864
     Provisional losses recoverable ..........................................         36,915             32,718
     Other assets ............................................................         84,794             94,011
                                                                                  -----------        -----------
                                                                                  $ 1,618,866        $ 1,513,405
                                                                                  ===========        ===========

Liabilities and Stockholders' Equity
     Unearned premiums .......................................................    $    74,504        $    75,538
     Reserve for losses ......................................................        290,427            245,125
     Deferred federal income taxes ...........................................        182,906            166,276
     Accounts payable and accrued expenses ...................................         54,386             54,267
                                                                                  -----------        -----------
                                                                                      602,223            541,206
                                                                                  -----------        -----------
Preferred stockholder's equity
     Redeemable preferred stock, par value $.001 per share;
         800,000 shares issued and outstanding - at
         redemption value ....................................................         40,000             40,000
                                                                                  -----------        -----------

Common stockholders' equity
     Common stock, par value $.001 per share; 80,000,000 shares authorized;
         36,937,550 shares and 36,842,550 shares issued
         and outstanding .....................................................             37                 37
     Additional paid-in capital ..............................................        510,155            507,282
     Retained earnings .......................................................        466,839            407,406
     Accumulated other comprehensive (loss) income ...........................           (388)            17,474
                                                                                  -----------        -----------
                                                                                      976,643            932,199
                                                                                  -----------        -----------
                                                                                  $ 1,618,866        $ 1,513,405
                                                                                  ===========        ===========


                See notes to consolidated financial statements.

RADIAN GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                           Quarter Ended                    Six Months Ended
                                                              June 30                            June 30
                                                        1999             1998             1999             1998
                                                     ---------        ---------        ---------        ---------
(In thousands, except per-share amounts)

Revenues:
         Premiums written:
              Direct .........................       $ 126,643        $ 112,363        $ 249,390        $ 210,346
              Assumed ........................              79               98               83              108
              Ceded ..........................         (10,815)         (11,576)         (22,211)         (20,162)
                                                     ---------        ---------        ---------        ---------
         Net premiums written ................         115,907          100,885          227,262          190,292
         Decrease (increase) in unearned
           premiums ..........................             412           (1,839)           1,550            3,543
                                                     ---------        ---------        ---------        ---------

         Premiums earned .....................         116,319           99,046          228,812          193,835
         Net investment income ...............          16,814           14,796           32,727           29,188
         Gain on sales of investments ........             443              133              828              913
         Other income ........................           3,302            3,310            7,711            6,243
                                                     ---------        ---------        ---------        ---------
                                                       136,878          117,285          270,078          230,179
                                                     ---------        ---------        ---------        ---------
Expenses:
         Provision for losses ................          43,312           40,059           87,554           82,430
         Policy acquisition costs ............          17,067           14,552           33,253           27,096
         Other operating expenses ............          15,188           14,359           32,132           26,650
         Merger expenses .....................          22,697               --           25,530               --
                                                     ---------        ---------        ---------        ---------

                                                        98,264           68,970          178,469          136,176
                                                     ---------        ---------        ---------        ---------

Pretax income ................................          38,614           48,315           91,609           94,003
Provision for income taxes ...................          13,520           13,563           29,162           26,249
                                                     ---------        ---------        ---------        ---------

Net income ...................................          25,094           34,752           62,447           67,754
Dividends to preferred stockholder ...........             825              825            1,650            1,650
                                                     ---------        ---------        ---------        ---------

Net income available to common stockholders ..       $  24,269        $  33,927        $  60,797        $  66,104
                                                     =========        =========        =========        =========

Basic net income per share ...................       $    0.66        $    0.93        $    1.65        $    1.80
                                                     =========        =========        =========        =========

Diluted net income per share .................       $    0.64        $    0.90        $    1.61        $    1.75
                                                     =========        =========        =========        =========

Average number of common shares outstanding -
 basic .......................................          36,905           36,673           36,883           36,663
                                                     =========        =========        =========        =========

Average number of common and common equivalent
shares outstanding - diluted .................          37,891           37,903           37,807           37,880
                                                     =========        =========        =========        =========


                See notes to consolidated financial statements.

RADIAN GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY


                                                                                                       Accumulated
                                                                           Additional                     Other
                                                              Common         Paid-In      Retained    Comprehensive
                                                               Stock         Capital      Earnings        Income           Total
                                                            ---------      ----------     ---------   -------------      ---------
(In thousands)
Balance, December 31, 1998 ............................     $      37       $ 507,282     $ 407,406     $  17,474        $ 932,199
     Comprehensive income:
       Net income (unaudited) .........................            --              --        62,447            --           62,447
       Unrealized holding losses arising during period,
           net of tax of $(9,374)  (unaudited) ........            --              --            --       (17,409)
       Less:  Reclassification adjustment for net gains
           included in net income, net of tax of
           $244 (unaudited) ...........................            --              --            --          (453)
                                                                                                        ---------
       Net unrealized loss on investments - net of tax
           of $(9,618)  (unaudited) ...................            --              --            --       (17,862)         (17,862)
                                                                                                                         ---------
       Comprehensive income (unaudited) ...............                                                                     44,585
     Issuance of common stock (unaudited) .............            --           2,873            --            --            2,873
     Dividends (unaudited) ............................            --              --        (3,014)           --           (3,014)
                                                            ---------       ---------     ---------     ---------        ---------
Balance, June 30, 1999 (unaudited) ....................     $      37       $ 510,155     $ 466,839     $    (388)       $ 976,643
                                                            =========       =========     =========     =========        =========


                See notes to consolidated financial statements.

RADIAN GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                    Six Months Ended
                                                                                         June 30
                                                                                  1999             1998
                                                                               ---------        ---------
(In thousands)
Cash flows from operating activities ...................................       $ 104,016        $  82,154
                                                                               ---------        ---------

Cash flows from investing activities:
       Proceeds from sales of investments available for sale ...........          37,653           64,361
       Proceeds from sales of investments held to maturity .............              10            1,031
       Proceeds from sales of equity securities available for sale .....             136               --
       Proceeds from redemptions of investments available for sale .....          13,064           14,512
       Proceeds from redemptions of investments held to maturity .......          11,173            3,225
       Proceeds from redemptions of equity securities available for sale           1,160               --
       Purchases of investments available for sale .....................        (155,819)        (157,782)
       Purchases of equity securities available for sale ...............         (11,490)              --
       Sales (purchases) of short-term investments - net ...............           1,000           (9,707)
       Other ...........................................................          (3,171)          (3,105)
                                                                               ---------        ---------
       Net cash used in investing activities ...........................        (106,284)         (87,465)
                                                                               ---------        ---------

Cash flows from financing activities:
       Proceeds from issuance of common stock ..........................           2,873            9,100
       Dividends paid ..................................................          (3,014)          (3,007)
                                                                               ---------        ---------
Net cash (used in) from financing activities ...........................            (141)           6,093
                                                                               ---------        ---------

(Decrease) increase in cash ............................................          (2,409)             782
Cash, beginning of period ..............................................           9,377            6,820
                                                                               ---------        ---------

Cash, end of period ....................................................       $   6,968        $   7,602
                                                                               =========        =========

Supplemental disclosures of cash flow information:

Income taxes paid ......................................................       $  25,800        $  25,200
                                                                               =========        =========
Interest paid ..........................................................       $      87        $      12
                                                                               =========        =========


                See notes to consolidated financial statements.

                       RADIAN GROUP INC. AND SUBSIDIARIES
                                   (UNAUDITED)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1 - UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

         The consolidated financial statements include the accounts of Radian Group Inc. (the "Company") and its subsidiaries including its principal operating subsidiary, Radian Guaranty Inc. ("Radian"), and are presented on the basis of generally accepted accounting principles.

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

         For a summary of significant accounting policies and additional financial information, see both the CMAC Investment Corporation Annual Report on Form 10-K/A for the year ended December 31, 1998 and the Amerin Corporation Annual Report on Form 10-K/A for the year ended December 31, 1998.


2 - MERGER

         On November 22, 1998, the board of directors of CMAC Investment Corporation ("CMAC") and the board of directors of Amerin Corporation ("Amerin") each approved an Agreement and Plan of Merger pursuant to which CMAC and Amerin have merged. The merger closed on June 9, 1999 after approval by the stockholders of both companies, at which time, the name of the merged company was changed to Radian Group Inc. The merger called for Amerin stockholders to receive 0.5333 shares of CMAC common stock in a tax-free exchange for each share of Amerin common stock that they owned. CMAC's stockholders continued to own their existing shares after the merger. The transaction has been accounted for on a pooling of interests basis and, therefore, all financial statements presented reflect the combined entity.


3 - ACCOUNTING PRINCIPLES ISSUED AND NOT YET ADOPTED

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement, originally effective for fiscal years beginning after June 15, 1999, was deferred for one year when the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." The statement establishes accounting and reporting standards for derivative instruments and hedging activity and requires that all derivatives be measured at fair value and recognized as either assets or liabilities in the financial statements. The impact of the statement will depend on the extent of derivatives and embedded derivatives at the date the statement is adopted. The Company is currently evaluating the effect this statement might have on the consolidated financial position or results of operations.

         In October 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public

                       RADIAN GROUP INC. AND SUBSIDIARIES
                                   (UNAUDITED)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


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

                       RADIAN GROUP INC. AND SUBSIDIARIES

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

RESULTS OF OPERATIONS

         Net income for the first six months of 1999 was $62.4 million, a 7.8% decrease compared to $67.8 million for the first six months of 1998 and net income for the quarter ended June 30, 1999 was $25.1 million, a 27.8% decrease compared to $34.8 million for the same period in 1998. However, net income for the first six months of 1999 included merger expenses net of tax of $21.4 million and without these merger expenses, net income was $83.9 million, a 23.8% increase compared to $67.8 million for the first six months of 1999. For the second quarter of 1999, net income included merger expenses net of tax of $18.9 million and without these merger expenses, net income was $44.0 million, a 26.6% increase compared to $34.8 million for the same period of 1998. These improvements in net income excluding merger expenses were the result of significant growth in premiums earned and net investment income, partially offset by a higher provision for losses, policy acquisition costs and other operating expenses.

         New primary insurance written during the first six months of 1999 was $18.4 billion, a 12.1% increase compared to $16.4 billion for the first six months of 1998 and for the second quarter of 1999, new primary insurance written of $9.2 billion was 2.7% lower than the $9.5 billion written in the second quarter of 1998. However, new primary insurance written in the second quarter of 1998 included a large bulk seasoned loan transaction, under which Radian insured approximately $700 million of California loans with a risk profile similar to the Company's regular business. Without the effect of this transaction, new primary insurance written during the first six months and the second quarter of 1998 was $15.7 billion and $8.8 billion, respectively, and 1999 primary new insurance written volume increased by 17.1% and 5.0% for the first six months and the second quarter of 1999, respectively, when compared to these adjusted figures. Contributing to the increase in Radian"s primary new insurance written for the first six months of 1999 was a 20.6% increase in new insurance written volume in the private mortgage insurance industry compared to the same period of 1998. This increase was offset by a decline in Radian's market share of the industry, which fell to 18.5% for the six months ended June 30, 1999, compared to 19.9% for the same period of 1998. However, when eliminating the effect of the bulk seasoned loan transaction from the second quarter of 1998, Radian's market share for the six months ended June 30, 1998 was 18.6% as compared to 18.5% for the same period in 1999. This slight decrease in market share, combined with the 20.6% growth in industry new insurance written volume, resulted in the 17.1% increase in Radian's new insurance written for the first six months of 1999 without the effect of the seasoned loan transaction. Although the private mortgage insurance industry increased new insurance written volume by 6.0% for the second quarter of 1999 as compared to the same period of 1998, Radian's decline in market share from 20.1% for the quarter ended June 30, 1998 to 18.6% for same period in 1999 offset this increase and resulted in the 2.7% decline in Radian's primary new insurance written volume for the period. However, after eliminating the effect of the seasoned loan transaction from the

                       RADIAN GROUP INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION
                                   (CONTINUED)


second quarter of 1998, Radian's market share for the quarter ended June 30, 1998 was 18.6% as compared to 18.6% for the same period in 1999. This constant market share, combined with the 6.0% growth in the mortgage insurance industry's new insurance written volume, resulted in the 5.0% growth in Radian's new insurance written volume for the quarter ended June 30, 1999 without the effect of the seasoned loan transaction. Additionally, in the first six months of 1999, Radian wrote an increased amount of pool insurance which represented an addition to risk of $270.0 million as compared to $191.0 million in the same period of 1998 and for the quarter ended June 30, 1999, Radian wrote pool insurance representing an addition to risk of $114.0 million as compared to $105.0 for the same period in 1998. Most of this pool insurance volume related to a group of structured transactions composed primarily of Fannie Mae- and Freddie Mac-eligible conforming mortgage loans that are geographically dispersed throughout the United States and that have lower average loan-to-value ratios than Radian's primary business. This business contains loans with loan-to-value ratios above 80% which have primary insurance that places the pool insurance in a secondary loss position and loans with loan-to-value ratios of 80% and below for which the pool coverage is in a first loss position. Under a pool insurance transaction, the exposure to Radian on each individual loan is uncapped; however, the aggregate stop-loss percentage (typically 1.0% to 1.5% in the Fannie Mae/Freddie Mac transactions) is the most that can be paid out in losses before the insurer's exposure terminates. The Company expects its pool insurance activity to decline toward the end of 1999 and into 2000 as certain outstanding commitments expire and are not renewed. Premium rates on such pool insurance are significantly lower than on primary insurance loans due to the low stop-loss levels, which limit the overall risk exposure to Radian, and the focus of such product on high quality primary insurance customers. Both Standard & Poor's and Moody's Investors Service have recently determined that the capital requirements to support such pool insurance will be significantly more stringent than on primary insurance due to the low premium rates and small stop loss levels.

         Radian's volume in the first six months of 1999 was positively impacted by relatively lower interest rates which affected the entire mortgage industry. The trend toward lower interest rates, which began in the third quarter of 1997, caused refinancing activity during the first half of 1999 to continue at a higher rate than normal and strong housing prices have caused a large percentage of the refinanced loans to be done without private mortgage insurance at an LTV of 80% or below. Therefore, the rate of growth in the private mortgage industry has not been as high as that of the entire mortgage market. Radian's refinancing activity as a percentage of primary new insurance written was 34% for the six month period ended June 30, 1999 as compared to 33% for the same period in 1998; however, for the second quarter of 1999, that rate had declined to 29% from 39% in the first quarter of 1999. The persistency rate, which is defined as the percentage of insurance in force that is renewed in any given year, was 68.3% for the twelve months ended June 30, 1999 as compared to 74.7% for the twelve months ended June 30, 1998. This decrease was consistent with the continued high level of refinancing activity during the first half of 1999, which caused the cancellation rate to increase. The persistency rate for 1999 should continue at a rate lower than normal (i.e., 80% to 85%), although if the current refinance boom continues to slow, the persistency rate should improve.

         Net premiums earned in the first six months of 1999 were $228.8 million, an 18.0% increase compared to $193.8 million for the first six months of 1998 and premiums earned for the quarter ended June 30, 1999 were $116.3 million, a 17.4% increase compared to $99.0 million for the same period of 1998. This increase reflected the insurance in force growth resulting from strong new insurance volume and the increase in pool insurance written during the first half of 1999, and was offset by the decline in persistency levels. The strong volume led to an increase in direct primary insurance in force for the six months of 9.6%, from $81.9 billion at December 31, 1998 to $89.7 billion at June 30, 1999. Direct pool risk in force also grew to $1.2 billion at June 30, 1999 from $993.0 million at the end of 1998, an increase of 25.4% for the six month period.

                       RADIAN GROUP INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION
                                   (CONTINUED)


         Net investment income for the first half of 1999 was $32.7 million, a 12.1% increase compared to $29.2 million for the same period of 1998 and for the second quarter of 1999, net investment income was $16.8 million as compared to $14.8 million for the second quarter of 1998, a 13.6% increase. These increases were a result of continued growth in invested assets primarily due to positive operating cash flows of $104.0 million for the first half of 1999. The Company has continued to invest new operating cash flow in tax-advantaged securities, primarily municipal bonds, although the Company did modify its investment policy to allow the purchase of various other asset classes, including common stock and convertible securities, beginning in the second quarter of 1998. The Company's intent is to target the common equity exposure at a maximum of 5% of the investment portfolio's market value while the convertible securities and mortgage-backed securities exposures are targeted not to exceed 10% each. The Company expects no material long-term impact on total investment returns as a result of this investment asset diversification. The Company's investment yield declined from 5.70% at June 30, 1998 to 5.51% at June 30, 1999, primarily as a result of the relative decline in the prevailing interest rates combined with the modification of the Company's investment policy which now allows the purchase of equities and convertible securities that have relatively lower yields.

         The provision for losses was $87.6 million for the first six months of 1999, an increase of 6.2% compared to $82.4 million for the first six months of 1998, and for the second quarter of 1999, the provision was $43.3 million as compared to $40.1 million for the second quarter of 1998, an increase of 16.7%. These increases reflected the significant growth and maturation of Radian's book of business over the past several years, the continued adverse experience of California loans (despite an improving trend in California), and the continued poor experience of certain "affordable housing" program loans insured in 1994 and 1995, especially in Florida. Although the ultimate performance of the books of business that originated since 1994 cannot yet be determined, it appears that the ultimate loss levels will be higher than average, partially due to the presence of these "affordable housing" loans. Claim activity is not evenly spread throughout the coverage period of a book of business. Relatively few claims are received during the first two years following issuance of the policy. Historically, claim activity has reached its highest level in the third through fifth years after the year of loan origination. Approximately 75% of Radian's primary risk in force and almost all of Radian's pool risk in force has not yet reached its anticipated highest claim frequency years. Radian's overall default rate at June 30, 1999 was 1.34% as compared to 1.57% at December 31, 1998 and 1.48% at March 31, 1999, while the default rate on the primary business was 1.97% at June 30, 1999 as compared to 2.12% at December 31, 1998 and 2.15% at March 31, 1999. The decrease in Radian's overall default rate is a result of the continued strong economy and the relatively lower interest rates that have been experienced over the past few years. A strong economy generally results in better loss experience and a decrease in the overall level of delinquencies. A weakening of the economy could negatively impact the Company's overall default rates, which would result in an increase in the provision for losses. The number of defaults rose from 18,775 at December 31, 1998 to only 18,794 at June 30, 1999 and the average loss reserve per default rose from $13,056 at the end of 1998 to $15,453 at June 30, 1999. The average loss reserve per default on primary business rose from $14,959 at March 31, 1999 to $16,886 at June 30, 1999. The increase in average loss reserve per default reflected the Company's continued implementation of a more conservative reserve calculation for certain loans in default perceived as having a higher risk of claim incidence. In addition, an increase in the average loan balance and the coverage percentage on loans originated beginning in 1995 has necessitated a higher reserve balance on loans in a default status due to the increased ultimate exposure on these loans. The default rate in California was 1.85% (including pool) at June 30, 1999 as compared to 2.37% at December 31, 1998 and claims paid in California during the first half of 1999 were $19.4 million, representing approximately 31.5% of total claims as compared to 49.2% for the same period of 1998. California represented approximately 18.1% of primary risk in force at June 30, 1999 as compared to 18.7% at December 31, 1998. The default rate in Florida was 2.81% (including pool) at June 30,

                       RADIAN GROUP INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION
                                   (CONTINUED)


1999 as compared to 3.28% at December 31, 1998 and claims paid in Florida during the first half of 1999 were $7.4 million, representing approximately 12.1% of total claims as compared to 10.4% for the same period of 1998. Florida represented approximately 7.1% of primary risk in force at June 30, 1999 as compared to 7.2% at December 31, 1998. The "affordable housing" early default experience is a result of insuring certain loans in which the borrowers' principal and interest reserves and other credit factors were not as strong as on prior years' books of business. Certain underwriting changes were implemented near the end of 1996 to compensate for the factors that contributed to the early default experience on these "affordable housing" loans; however, it is too early to determine the impact of such changes. In addition, the Company has reported an increased number of defaults on the Alternative A and A minus business insured beginning in 1997. Although the default rate for this business is higher than on Radian's normal books, it is not currently higher than was expected for this type of business and the higher premium rates charged are expected to compensate for the increased level of risk. Direct losses paid in the first six months of 1999 were $45.9 million as compared to $53.9 million in the same period of 1998, a decrease of 14.7% and direct losses paid during the second quarter of 1999 were $22.5 million, a 16.7% decrease compared to $27.0 for the same period in 1998.

         Underwriting and other operating expenses were $65.4 million for the first six months of 1999, an increase of 21.7% compared to $53.7 million for the same period of 1998 and for the second quarter of 1999, these expenses were $32.3 million as compared to $28.9 million for the second quarter of 1998, an increase of 11.6%. These expenses consisted of policy acquisition expenses, which relate directly to the acquisition of new business, and other operating expenses, which primarily represent contract underwriting expenses, overhead and administrative costs.

         Policy acquisition costs in the first six months of 1999 were $33.3 million, an increase of 22.7% compared to $27.1 million for the first half of 1998 and these expenses were $17.1 million in the second quarter of 1999, an increase of 17.3% compared to $14.6 million for the same period in 1998. This reflects the increase in variable sales- and underwriting-related expenses relating to the Company's continued growth in new insurance written. The Company has continued development of its marketing infrastructure needed to support a focus on larger, national mortgage lenders in order to take advantage of the widespread consolidation occurring in the mortgage lending industry. Other operating expenses for the six months ended June 30, 1999 were $32.1 million, an increase of $5.5 million or 20.6% as compared to $26.7 million for the same period in 1998 and these expenses were $15.2 million for the second quarter of 1999, an increase of 5.8% compared to $14.4 million for the second quarter of 1998. Most of the increase continued to result from an increase in expenses associated with the Company's ancillary services, specifically contract underwriting. Contract underwriting expenses for the six month period ended June 30, 1999 included in other operating expenses were $20.0 million as compared to $13.6 million for the same period of 1998, an increase of 46.9% and these expenses were $9.3 million for the second quarter of 1999 as compared to $8.1 million for the second quarter of 1998, an increase of 14.9%. The increase in contract underwriting expenses during the first half of 1999 of $6.4 million represented over 100% of the $5.5 million increase in other operating expenses for the first six months of 1998 and was offset by decreases in other operating and overhead expenses realized as a result of the merger and the $1.2 million increase in contract underwriting expenses in the second quarter of 1999 also represented more than 100% of the $0.8 million increase in other operating expenses for the second quarter of 1999. Merger related synergies resulted in a decline in other operating expenses unrelated to contract underwriting of $917,000, or 7.0%, from $13.0 million for the first six months of 1998 to $12.1 million for the same period of 1999 while for the second quarter of 1999, other operating expenses unrelated to contract underwriting declined from $6.3 million for the quarter ended June 30, 1998 to $5.9 million for the quarter ended June 30, 1999, a decrease of 6.1% or $381,000. In addition, some of the additional contract underwriting expenses were correspondingly offset by increases to other income, which rose 23.5% from $6.2 million in the first six months of

                       RADIAN GROUP INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION
                                   (CONTINUED)


1998 to $7.7 million for the same period in 1999, while for the second quarter, other income remained constant at $3.3 million for both 1998 and 1999. During the first six months of 1999, loans underwritten via contract underwriting accounted for 36.7% of applications issued by Radian as compared to 30.6% of in the first six months of 1998. In 1999, this percentage is expected to continue increasing if there is a continued decrease in the level of refinancing as refinanced loans tend to have lower loan-to-value ratios and therefore, do not require mortgage insurance. Changing market conditions caused the cost of contract underwriting to increase during 1997 and 1998 due to the high demand for available resources. However, as further efficiencies are realized in the contract underwriting process due to the integration with Freddie Mac's Loan Prospector and Fannie Mae's Desktop Underwriter origination systems, the cost per loan underwritten could decrease. In addition, as the level of refinancing has decreased, the demand for available resources has also decreased, resulting in a decline in contract underwriting costs.

         During the six months and quarter ended June 30, 1999, the Company incurred merger-related expenses of $25.5 million and $22.7 million, respectively. Merger-related expenses should total approximately $37.5 million and will consist of the following types of expenses:

         -        Professional services of $11.0 million;

         -        Compensation arrangements of $10.0 million;

         -        Write-offs of fixed and intangible assets of $14.5 million;
                  and

         -        Miscellaneous merger-related costs of $2.0 million.

The Company expects to incur most of the remaining expenses relating to the merger during the third quarter of 1999, although there could be some incremental expenses incurred during the fourth quarter of 1999 and beyond as CMAC and Amerin integrate their operations.

         The effective tax rate for the six months ended June 30, 1999, excluding merger costs net of tax of $21.4 million, was 28.4% as compared to 27.9% for the same period in 1998 and the tax rate for the second quarter of 1999, excluding merger costs net of tax of $18.9 million, was 28.2% as compared to 28.1% for the second quarter of 1998. Eliminating the merger expenses of $25.5 million and $22.7 million, respectively, for the six months and quarter ended June 30, 1999, operating income accounted for 71.4% and 71.9%, respectively, of net income for the six months and quarter ended June 30, 1999, as compared to 68.0% and 69.1%, respectively, for the same periods in 1998, thus resulting in the increase in effective tax rates for 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Radian's sources of funds consist primarily of premiums and investment income. Funds are applied primarily to the payment of Radian's claims and operating expenses.

         Cash flows from operating activities for the six months ended June 30, 1999 were $104.0 million as compared to $82.2 million for the same period of 1998. This increase consisted of an increase in net premiums written and investment income received and a decrease in claims paid and was partially offset by an increase in operating expenses and the payment of merger-related expenses. Positive cash flows are invested pending future payments of claims and other expenses; cash flow shortfalls, if any, are funded through sales of short-term investments and certain other investment portfolio securities.

         Stockholders' equity plus redeemable preferred stock of $40.0 million, increased from $972.2 million at December 31, 1998 to $1.0 billion at June 30, 1999, primarily as a result of net income of $62.4 million and the exercise of stock options of $2.9 million, partially offset by dividends of $3.0 million and a net unrealized loss on the investment portfolio of $17.9 million.

                       RADIAN GROUP INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION
                                   (CONTINUED)


         As of June 30, 1999, the Company and its subsidiaries had no material commitments for capital expenditures.

       The Company believes that Radian will have sufficient funds to satisfy its claims payments and operating expenses and to pay dividends to the Company for at least the next 12 months. The Company also believes that it will be able to satisfy its long-term (more than 12 months) liquidity needs with cash flow from Radian. As a holding company, the Company conducts its principal operations through Radian. The Company's ability to pay dividends on the $4.125 Preferred Stock is dependent upon Radian's ability to pay dividends or make other distributions to the Company. Based on the Company's current intention to pay quarterly common stock dividends of approximately $0.03 per share, the Company will require distributions from Radian of $7.7 million annually to pay the dividends on the outstanding shares of $4.125 Preferred Stock and common stock. There are regulatory and contractual limitations on the payment of dividends or other distributions; however, the Company does not believe that these restrictions will prevent the payment by Radian or the Company of these anticipated dividends or distributions in the foreseeable future.


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

         - deferring or delaying renewal billing of policyholders to a mutually agreed upon date; and

                       RADIAN GROUP INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION
                                   (CONTINUED)


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

         The Company did not incur any significant incremental expense related to Year 2000 issues during the first six months of 1999 and does not expect that its Year 2000 compliance program will result in any material costs or have a material impact on its financial condition. The Company has not used any independent verification and/or validation processes to assure the reliability of its risk and cost estimates.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       During the second quarter of 1999, the Company experienced a decline in the fair market value of the available for sale portfolio, which resulted in a decline in the net unrealized gain on the investment portfolio of $17.8 million, from a net unrealized gain of $17.5 million at December 31, 1998 to a net unrealized loss of $388,000 at June 30, 1999. This decline in value was a result of changes in market interest rates and not as a result of changes in the composition of the Company's investment portfolio. For a more complete discussion about the potential impact of interest rate changes upon the fair value of the financial instruments in the Company's investment portfolio, see "Quantitative and Qualitative Disclosures about Market Risk" in both the CMAC Investment Corporation 1998 Form 10-K/A and the Amerin Corporation 1998 Form 10-K/A.

                       RADIAN GROUP INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION


ITEM 1.           Legal Proceedings - None

ITEM 2.           Changes in Securities - None

ITEM 3.           Defaults upon Senior Securities - None

ITEM 4.           Submission of Matters to a Vote of Security Holders

                           On June 9, 1999, the Special Meetings of stockholders
                  of CMAC and Amerin were held. The stockholders of both CMAC and Amerin agreed to adopt the Agreement and Plan of Merger dated as of November 22, 1998, as amended, whereby CMAC and Amerin merged to become Radian Group Inc. The stockholders of CMAC also voted to adopt the amendment to the CMAC Investment Corporation Equity Compensation Plan.

                           The number of votes cast by the stockholders of CMAC
                  for, against and abstensions relating to the adoption of the Agreement and Plan of Merger dated as of November 22, 1998, as amended, is set forth below. There were 1,493,521 broker non-votes in the approval of the Agreement and Plan of Merger.

                                                                                        For         Against     Abstain
                                                                                        ---         -------     -------
                           Approval of the Agreement and Plan of Merger between
                           CMAC Investment Corporation and Amerin Corporation
                           dated as of November 22, 1998, as amended:                18,888,508      36,866      20,410

                           The number of votes cast by the stockholders of CMAC
                  for, against and abstentions relating to adoption of the amendment to the CMAC Investment Corporation Equity Compensation Plan is set forth below. There were no broker non-votes in the approval of the Equity Compensation Plan amendment.

                                                                                        For         Against     Abstain
                           Approval of the amendment to the CMAC Investment
                           Corporation Equity Compensation Plan:                     17,779,463   2,642,655      17,187

                           The number of votes cast by the stockholders of
                  Amerin for, against and abstensions relating to the adoption of the Agreement and Plan of Merger dated as of November 22, 1998, as amended, is set forth below. There were no broker non-votes in the approval of the Agreement and Plan of Merger.

                                                                                        For         Against     Abstain
                           Approval of the Agreement and Plan of Merger between
                           CMAC Investment Corporation and Amerin Corporation
                           dated as of November 22, 1998, as amended:                17,188,850      39,023       7,620

                       RADIAN GROUP INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION
                                   (CONTINUED)


ITEM 5.           Other Information - None


ITEM 6.           a.       Exhibits

                           *Exhibit 11.1 - Statement Re: Computation of Per Share Earnings

                           *Exhibit 27 - Financial Data Schedule

                  b.       Reports on Form 8-K

                           On June 11, 1999, the Registrant filed one report on Form 8-K with respect to the adoption of the Agreement and Plan of Merger dated as of November 22, 1998, as amended, between CMAC Investment Corporation and Amerin Corporation.

                  * Filed Herewith

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                RADIAN GROUP INC.



Date:    August 13, 1999                        /s/ C. Robert Quint
                               -------------------------------------------------
                                                C.  Robert Quint
                               Executive Vice President, Chief Financial Officer
                                          (Principal Accounting Officer)