Form 10-Q
period 1999-09-30
RADIAN GROUP INC
filed 1999-11-15
CIK 890926

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
                               SEPTEMBER 30, 1999
                               ------------------

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

         Yes     X     No
             --------     --------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 37,153,403 shares of Common Stock, $0.001 par value, outstanding on November 11, 1999.

                       RADIAN GROUP INC. AND SUBSIDIARIES

                                      INDEX

                                                                                             PAGE NUMBER

Part I - Financial Information

         Consolidated Balance Sheets - September 30, 1999 (Unaudited) and
                  December 31, 1998.....................................................           3

         Consolidated Statements of Income - For the quarters and nine month periods
                  ended September 30, 1999 (Unaudited) and 1998 (Unaudited).............           4

         Consolidated Statement of Changes in Common Stockholders'
                  Equity - For the nine month period ended
                  September 30, 1999 (Unaudited)........................................           5

         Consolidated Statements of Cash Flows - For the nine month periods ended
                  September 30, 1999 (Unaudited) and 1998 (Unaudited)...................           6

         Notes to Consolidated Financial Statements.....................................           7-8

         Management's Discussion and Analysis of Results of
                  Operations and Financial Condition....................................           9-15

         Quantitative and Qualitative Disclosures about Market Risk.....................           15

Part II - Other Information, as applicable..............................................           16

Signature...............................................................................           17

RADIAN GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS


                                                                                    September 30   December 31
                                                                                        1999          1998
                                                                                    ------------   -----------
                                                                                    (Unaudited)
(In thousands, except share amounts)

Assets
     Investments
         Fixed maturities held to maturity  - at amortized cost (fair value
           $484,615 and $512,368)                                                   $   471,394    $   477,518
         Fixed maturities available for sale - at fair value
           (amortized cost $774,952 and $621,581)                                       752,837        646,148
         Equity securities available for sale - at fair value (cost $40,503
              and $25,109)                                                               43,697         27,425
         Short-term investments                                                          31,691         24,361
     Cash                                                                                 4,087          9,377
     Deferred policy acquisition costs                                                   57,729         48,983
     Prepaid federal income taxes                                                       190,242        152,864
     Provisional losses recoverable                                                      38,402         32,718
     Other assets                                                                        73,408         94,011
                                                                                    -----------    -----------
                                                                                    $ 1,663,487    $ 1,513,405
                                                                                    ===========    ===========

Liabilities and Stockholders' Equity
     Unearned premiums                                                              $    49,238    $    75,538
     Reserve for losses                                                                 312,158        245,125
     Deferred federal income taxes                                                      195,169        166,276
     Accounts payable and accrued expenses                                               65,068         54,267
                                                                                    -----------    -----------
                                                                                        621,633        541,206
                                                                                    -----------    -----------
Preferred stockholder's equity
     Redeemable preferred stock, par value $ 001 per share;
         800,000 shares issued and outstanding - at
         redemption value                                                                40,000         40,000
                                                                                    -----------    -----------

Common stockholders' equity
     Common stock, par value $.001 per share; 80,000,000 shares authorized;
         36,982,628 shares and 36,842,550 shares issued
         and outstanding                                                                     37             37
     Additional paid-in capital                                                         511,709        507,282
     Retained earnings                                                                  502,407        407,406
     Accumulated other comprehensive (loss) income                                      (12,299)        17,474
                                                                                    -----------    -----------
                                                                                      1,001,854        932,199
                                                                                    -----------    -----------
                                                                                    $ 1,663,487    $ 1,513,405
                                                                                    ===========    ===========



                 See notes to consolidated financial statements.

RADIAN GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                                     Quarter Ended                    Nine Months Ended
                                                                     September 30                       September 30
                                                                1999             1998              1999             1998

(In thousands, except per-share amounts)

Revenues:
         Premiums written:
              Direct.................................          $102,571         $112,435          $351,961         $322,781
              Assumed ...............................                 3                8                86              116
              Ceded..................................            (7,037)         (11,515)          (29,248)         (31,677)
                                                              ---------         --------         ---------         --------

         Net premiums written........................            95,537          100,928           322,799          291,220
         Decrease in unearned premiums...............            24,494            2,017            26,044            5,560
                                                              ---------         --------         ---------         --------

         Premiums earned.............................           120,031          102,945           348,843          296,780
         Net investment income.......................            16,439           14,984            49,166           44,172
         Gain on sales of investments................               378            2,083             1,206            2,996
         Other income  ..............................             2,190            3,773             9,901           10,016
                                                              ---------         --------         ---------         --------
                                                                139,038          123,785           409,116          353,964
                                                              ---------         --------         ---------         --------
Expenses:
         Provision for losses........................            42,519           42,037           130,073          124,467
         Policy acquisition costs....................            15,660           14,780            48,913           41,876
         Other operating expenses....................            15,462           14,835            47,594           41,485
         Merger expenses.............................            11,353               --            36,883               --
                                                              ---------         --------         ---------         --------

                                                                 84,994           71,652           263,463          207,828
                                                              ---------         --------         ---------         --------

Pretax income .......................................            54,044           52,133           145,653          146,136
Provision for income taxes...........................            16,556           14,726            45,718           40,975
                                                              ---------         --------         ---------         --------

Net income    .......................................            37,488           37,407            99,935          105,161
Dividends to preferred stockholder...................               825              825             2,475            2,475
                                                              ---------         --------         ---------         --------

Net income available to common stockholders..........         $  36,663         $ 36,582         $  97,460         $102,686
                                                              =========         ========         =========         ========

Basic net income per share...........................         $    0.99         $   0.99         $    2.64         $   2.80
                                                              =========         ========         =========         ========

Diluted net income per share.........................         $    0.97         $   0.97         $    2.58         $   2.71
                                                              =========         ========         =========         ========

Average number of common shares outstanding -
 basic ..............................................            36,974           36,799            36,914           36,686
                                                              =========         ========         =========         ========
Average number of common and common equivalent
shares outstanding - diluted.........................            37,765           37,816            37,793           37,859
                                                              =========         ========         =========         ========


                 See notes to consolidated financial statements.

RADIAN GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY



                                                                                                         Accumulated
                                                                             Additional                    Other
                                                                  Common      Paid-In      Retained     Comprehensive
                                                                  Stock       Capital      Earnings     Income (Loss)      Total
                                                                  -----       -------      --------     -------------      -----
(In thousands)


Balance, December 31, 1998................................     $       37    $507,282      $407,406         $17,474      $ 932,199
     Comprehensive income:
       Net income (unaudited).............................             --          --        99,935              --         99,935
       Unrealized holding losses arising during period,
           net of tax of $(15,633)  (unaudited)...........             --          --            --         (29,033)
       Less:  Reclassification adjustment for net gains
           included in net income, net of tax of
           $398 (unaudited)...............................             --          --            --            (740)
                                                                                                           --------
       Net unrealized loss on investments - net of tax
           of $(16,031)  (unaudited)......................             --          --            --         (29,773)       (29,773)
                                                                                                                          --------
       Comprehensive income (unaudited)...................                                                                  70,162
     Issuance of common stock (unaudited).................             --       4,427            --              --          4,427
     Dividends (unaudited)................................             --          --        (4,934)             --         (4,934)
                                                               ----------    --------      --------        --------      ---------

Balance, September 30, 1999 (unaudited)...................     $       37    $511,709      $502,407        $(12,299)    $1,001,854
                                                               ==========    ========      ========        ========     ==========




                 See notes to consolidated financial statements.

RADIAN GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                         Nine Months Ended
                                                                                            September 30
                                                                                        1999            1998
                                                                                        ----            ----
(In thousands)

Cash flows from operating activities.........................................        $ 162,806       $  130,467
                                                                                     ---------       ----------

Cash flows from investing activities:
       Proceeds from sales of investments available for sale.................           79,728          169,301
       Proceeds from sales of investments held to maturity...................               10            1,031
       Proceeds from sales of equity securities available for sale...........              136               --
       Proceeds from redemptions of investments available for sale...........           19,623           19,006
       Proceeds from redemptions of investments held to maturity.............           14,182            8,505
       Proceeds from redemptions of equity securities available for sale.....            1,920               --
       Purchases of investments available for sale...........................         (260,562)        (327,227)
       Purchases of equity securities available for sale.....................          (17,330)              --
       Purchases of short-term investments - net.............................           (7,278)            (151)
       Other  ...............................................................            1,982           (4,097)
                                                                                     ---------       ----------
Net cash used in investing activities........................................         (167,589)        (133,632)
                                                                                     ---------       ----------

Cash flows from financing activities:
       Proceeds from issuance of common stock................................            4,427            9,864
       Dividends paid........................................................           (4,934)          (4,513)
                                                                                     ---------       ----------
Net cash (used in) from financing activities.................................             (507)           5,351
                                                                                     ---------       ----------

(Decrease) increase in cash..................................................           (5,290)           2,186
Cash, beginning of period....................................................            9,377            6,820
                                                                                     ---------       ----------

Cash, end of period..........................................................        $   4,087       $    9,006
                                                                                     =========       ==========

Supplemental disclosures of cash flow information:

Income taxes paid............................................................        $  37,050       $   35,950
                                                                                     =========       ==========
Interest paid ...............................................................        $     144       $       36
                                                                                     =========       ==========




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

         In October 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public

                       RADIAN GROUP INC. AND SUBSIDIARIES
                                   (UNAUDITED)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


Accountants issued Statement of Position 98-7, "Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk." This statement provides guidance on how to apply the deposit method of accounting when it is required for insurance and reinsurance contracts that do not transfer insurance risk. This statement is effective for financial statements for fiscal years beginning after June 15, 1999. Management does not believe that the impact of applying this statement will be material to the consolidated financial position or results of operations of the Company when adopted.

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

RESULTS OF OPERATIONS

         Net income for the first nine months of 1999 was $99.9 million, a 5.0% decrease compared to $105.2 million for the first nine months of 1998 and net income for the quarter ended September 30, 1999 was $37.5 million, a 0.2% increase compared to $37.4 million for the same period in 1998. However, net income for the first nine months of 1999 included merger expenses net of tax of $29.8 million and without these merger expenses, net income was $129.7 million, a 23.4% increase compared to $105.2 million for the first nine months of 1998. For the third quarter of 1999, net income included merger expenses net of tax of $8.4 million and without these merger expenses, net income was $45.9 million, a 22.6% increase compared to $37.4 million for the same period of 1998. These improvements in net income, excluding merger expenses, were the result of significant growth in premiums earned and net investment income, partially offset by a higher provision for losses, policy acquisition costs and other operating expenses.

         New primary insurance written during the first nine months of 1999 was $26.7 billion, a 3.4% increase compared to $25.9 billion for the first nine months of 1998 and for the third quarter of 1999, new primary insurance written of $8.7 billion was 8.2% lower than the $9.5 billion written in the third quarter of 1998. However, new primary insurance written in the second quarter of 1998 included a large bulk seasoned loan transaction, under which Radian insured approximately $700 million of California loans with a risk profile similar to the Company's regular business. Without the effect of this transaction, new primary insurance written during the first nine months of 1998 was $25.2 billion and 1999 primary new insurance written volume increased by 6.3% for the first nine months when compared to these adjusted figures. Contributing to the increase in Radian"s primary new insurance written volume for the first nine months of 1999 was a 12.1% increase in new insurance written volume in the private mortgage insurance industry compared to the same period of 1998. This increase was offset by a decline in Radian's market share of the industry, which fell to 17.8% for the nine months ended September 30, 1999, compared to 19.3% for the same period of 1998. However, when eliminating the effect of the bulk seasoned loan transaction from the second quarter of 1998, Radian's market share for the nine months ended September 30, 1998 was 18.9% compared to 17.8% for the same period in 1999. The private mortgage insurance industry decreased new insurance written volume by 1.5% for the third quarter of 1999 as compared to the same period of 1998, which, combined with Radian's decline in market share from 18.6% for the quarter ended September 30, 1998 to 17.2% for same period in 1999, resulted in the 2.7% decline in Radian's primary new insurance written volume for the period. Additionally, in the first nine months of 1999, Radian wrote an increased amount of pool insurance which represented an addition to risk of $343.0 million as compared to $279.0 million in the same period of 1998 and for the quarter ended September 30, 1999, Radian wrote pool insurance representing an addition to risk of $73.0 million as compared to $88.0 for the same period in 1998. Most of this pool insurance volume related to a group of

                       RADIAN GROUP INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                       AND FINANCIAL CONDITION (CONTINUED)

structured transactions composed primarily of Fannie Mae- and Freddie Mac-eligible conforming mortgage loans that are geographically dispersed throughout the United States and that have lower average loan-to-value ratios than Radian"s primary business. This business contains loans with loan-to-value ratios above 80% which have primary insurance that places the pool insurance in a secondary loss position and loans with loan-to-value ratios of 80% and below for which the pool coverage is in a first loss position. Under a pool insurance transaction, the exposure to Radian on each individual loan is uncapped; however, the aggregate stop-loss percentage (typically 1.0% to 1.5% in the Fannie Mae/Freddie Mac transactions) is the most that can be paid out in losses before the insurer"s exposure terminates. The Company expects its pool insurance activity to decline toward the end of 1999 and into 2000 as certain outstanding commitments expire and are not renewed. Premium rates on such pool insurance are significantly lower than on primary insurance loans due to the low stop-loss levels, which limit the overall risk exposure to Radian, and the focus of such product on high quality primary insurance customers. Both Standard & Poor"s and Moody's Investors Service have recently determined that the capital requirements to support such pool insurance will be significantly more stringent than on primary insurance due to the low premium rates and small stop loss levels.

         Radian"s volume in the first nine months of 1999 was positively impacted by relatively lower interest rates which affected the entire mortgage industry. The trend toward lower interest rates, which began in the third quarter of 1997, caused refinancing activity during the first half of 1999 to continue at a higher rate than normal and strong housing prices have caused a large percentage of the refinanced loans to be done without private mortgage insurance at an LTV of 80% or below. Therefore, the rate of growth in the private mortgage industry has not been as high as that of the entire mortgage market. However, an increase in interest rates during the third quarter of 1999 resulted in a decline in refinancing activity for Radian and contributed to the 1.5% decrease in the mortgage insurance industry new insurance written volume for the third quarter of 1999 as compared to the same period in 1998. Radian's refinancing activity as a percentage of primary new insurance written was 30% for the nine month period ended September 30, 1999 as compared to 32% for the same period in 1998; however, for the third quarter of 1999, that rate had declined to 20% from 29% in the second quarter of 1999 and 39% in the first quarter of 1999. The persistency rate, which is defined as the percentage of insurance in force that is renewed in any given year, was 69.7% for the twelve months ended September 30, 1999 as compared to 71.5% for the twelve months ended September 30, 1998 and 68.3% for the twelve months ended June 30, 1999. This increase from June 30, 1999 levels was consistent with the declining level of refinancing activity during the third quarter of 1999, which caused the cancellation rate to decrease. The persistency rate for 1999 should continue at a rate lower than normal (i.e., 80% to 85%), although if the current decline in refinancing activity continues, the persistency rate should improve.

         Net premiums earned in the first nine months of 1999 were $348.8 million, a 17.5% increase compared to $296.8 million for the first nine months of 1998 and premiums earned for the quarter ended September 30, 1999 were $120.0 million, a 16.6% increase compared to $102.9 million for the same period of 1998. This increase reflected the insurance in force growth resulting from strong new insurance volume and the increase in pool insurance written during the first nine months of 1999, and was offset by the decline in persistency levels. The strong volume led to an increase in direct primary insurance in force for the nine months of 13.0%, from $81.9 billion at December 31, 1998 to $92.6 billion at September 30, 1999. Direct pool risk in force also grew to $1.2 billion at September 30, 1999 from $993.0 million at the end of 1998, an increase of 21.6% for the nine month period.

         Net investment income for the first nine months of 1999 was $49.2 million, an 11.3% increase compared to $44.2 million for the same period of 1998 and for the third quarter of 1999, net investment income was $16.4

                       RADIAN GROUP INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                      AND FINANCIAL CONDITION (CONTINUED)

continued growth in invested assets primarily due to positive operating cash flows of $162.8 million for the first nine months of 1999. The Company has continued to invest new operating cash flow in tax-advantaged securities, primarily municipal bonds, although the Company did modify its investment policy to allow the purchase of various other asset classes, including common stock and convertible securities, beginning in the second quarter of 1998. The Company's intent is to target the common equity exposure at a maximum of 5% of the investment portfolio's market value while the convertible securities and mortgage-backed securities exposures are targeted not to exceed 10% each. The Company expects no material long-term impact on total investment returns as a result of this investment asset diversification. The Company's investment yield declined from 5.68% at September 30, 1998 to 5.33% at September 30, 1999, primarily as a result of the modification of the Company's investment policy which now allows the purchase of equities and convertible securities that have relatively lower yields.

         The provision for losses was $130.1 million for the first nine months of 1999, an increase of 4.5% compared to $124.5 million for the first nine months of 1998, and for the third quarter of 1999, the provision was $42.5 million as compared to $42.0 million for the third quarter of 1998, an increase of 1.1%. These increases reflected increases in the number of delinquent loans as a result of the significant growth and maturation of Radian"s book of business over the past several years, the continued adverse experience of California loans (despite an improving trend in California), and the continued poor experience of certain "affordable housing" program loans insured in 1994 and 1995, especially in Florida. Although the ultimate performance of the books of business that originated since 1994 cannot yet be determined, it appears that the ultimate loss levels will be higher than average, partially due to the presence of these "affordable housing" loans. Claim activity is not evenly spread throughout the coverage period of a book of business. Relatively few claims are received during the first two years following issuance of the policy. Historically, claim activity has reached its highest level in the third through fifth years after the year of loan origination. Approximately 70% of Radian's primary risk in force and almost all of Radian's pool risk in force has not yet reached its anticipated highest claim frequency years. Due to the increased level of refinancing activity in 1998 and 1999, this percentage of risk in force is significantly higher than normal levels. Radian's overall default rate at September 30, 1999 was 1.42% as compared to 1.57% at December 31, 1998 and 1.48% at March 31, 1999, while the default rate on the primary business was 2.07% at September 30, 1999 as compared to 2.12% at December 31, 1998 and 2.15% at March 31, 1999. The decrease in Radian's overall default rate is a result of the continued strong economy and the relatively lower interest rates that have been experienced over the past few years. A strong economy generally results in better loss experience and a decrease in the overall level of delinquencies. A weakening of the economy could negatively impact the Company's overall default rates, which would result in an increase in the provision for losses. The number of defaults rose from 18,775 at December 31, 1998 to 20,356 at September 30, 1999 and the average loss reserve per default rose from $13,056 at the end of 1998 to $15,335 at September 30, 1999. The average loss reserve per default on primary business rose from $14,959 at March 31, 1999 to $16,610 at September 30, 1999. The increase in average loss reserve per default reflected the Company"s continued implementation of a more conservative reserve calculation for certain loans in default perceived as having a higher risk of claim incidence. In addition, an increase in the average loan balance and the coverage percentage on loans originated beginning in 1995 has necessitated a higher reserve balance on loans in a default status due to the increased ultimate exposure on these loans. The default rate in California was 1.87% (including pool) at September 30, 1999 as compared to 2.37% at December 31, 1998 and claims paid in California during the first nine months of 1999 were $17.9 million, representing approximately 27.8% of total claims as compared to 44.9% for the same period of 1998. California represented approximately 18.0% of primary risk in force at September 30, 1999 as compared to 18.7% at December 31, 1998. The default rate in Florida was 3.05% (including pool) at September 30, 1999 as compared to 3.28% at December 31, 1998 and claims paid in Florida during the first nine months of 1999 were $8.8 million, representing approximately 13.7% of total claims as

                       RADIAN GROUP INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                       AND FINANCIAL CONDITION (CONTINUED)

compared to 12.3% for the same period of 1998. Florida represented approximately 6.9% of primary risk in force at September 30, 1999 as compared to 7.2% at December 31, 1998. The "affordable housing" early default experience is a result of insuring certain loans in which the borrowers" principal and interest reserves and other credit factors were not as strong as on prior years" books of business. Certain underwriting changes were implemented near the end of 1996 to compensate for the factors that contributed to the early default experience on these "affordable housing" loans; however, it is too early to determine the impact of such changes. In addition, the Company has reported an increased number of defaults on the Alternative A and A minus business insured beginning in 1997. Although the default rate for this business is higher than on Radian's normal books, it is not currently higher than was expected for this type of business and the higher premium rates charged are expected to compensate for the increased level of risk. Direct losses paid in the first nine months of 1999 were $67.6 million as compared to $79.7 million in the same period of 1998, a decrease of 17.8% and direct losses paid during the third quarter of 1999 were $15.4 million, a 58.6% decrease compared to $37.2 for the same period in 1998. The severity of loss payments has declined due to property value appreciation but any negative impact on future property values would most likely increase the loss severity.

         Underwriting and other operating expenses were $96.5 million for the first nine months of 1999, an increase of 15.8% compared to $83.4 million for the same period of 1998 and for the third quarter of 1999, these expenses were $31.1 million as compared to $29.6 million for the third quarter of 1998, an increase of 5.1%. These expenses consisted of policy acquisition expenses, which relate directly to the acquisition of new business, and other operating expenses, which primarily represent contract underwriting expenses, overhead and administrative costs.

         Policy acquisition costs in the first nine months of 1999 were $48.9 million, an increase of 16.8% compared to $41.9 million for the first nine months of 1998 and these expenses were $15.7 million in the third quarter of 1999, an increase of 6.0% compared to $14.8 million for the same period in 1998. This reflects the increase in variable sales- and underwriting-related expenses relating to the Company"s continued growth in new insurance written. The Company has continued development of its marketing infrastructure needed to support a focus on larger, national mortgage lenders in order to take advantage of the widespread consolidation and centralized decision making occurring in the mortgage lending industry. Other operating expenses for the nine months ended September 30, 1999 were $47.6 million, an increase of $6.1 million or 14.7% as compared to $41.5 million for the same period in 1998 and these expenses were $15.5 million for the third quarter of 1999, an increase of 4.2% compared to $14.8 million for the third quarter of 1998. Some of the increase was a result of an increase in expenses associated with the Company"s ancillary services, specifically contract underwriting; however, most of the increase resulted from an increase in the expenses associated with the Company's administrative and support functions. Contract underwriting expenses for the nine month period ended September 30, 1999 included in other operating expenses were $25.4 million as compared to $23.1 million for the same period of 1998, an increase of 10.0%; however, these expenses were $5.4 million for the third quarter of 1999 as compared to $9.5 million for the third quarter of 1998, a decrease of 43.3%. This reflected the decreasing demand for contract underwriting services as mortgage origination volume has declined. The increase in contract underwriting expenses during the nine months of 1999 of $2.3 million represented approximately 37.4% of the $6.1 million increase in other operating expenses as compared to the first nine months of 1998. The additional costs related to running duplicate systems and other administrative operations during the integration process resulted in an increase in other operating expenses unrelated to contract underwriting of $3.8 million, or 20.8%, from $18.3 million for the first nine months of 1998 to $22.2 million for the same period of 1999 while for the third quarter of 1999, other operating expenses unrelated to contract underwriting increased from $5.3 million for the quarter ended September 30, 1998 to $10.1 million for the quarter ended September 30, 1999, an increase of 89.0% or $4.7 million. During the first nine

                       RADIAN GROUP INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                       AND FINANCIAL CONDITION (CONTINUED)

months of 1999, loans underwritten via contract underwriting accounted for 24.0% of applications issued by Radian as compared to 22.4% in the first nine months of 1998. In 1999, this percentage is expected to continue increasing if there is a continued decrease in the level of refinancing as refinanced loans tend to have lower loan-to-value ratios and therefore, contain a relatively low percentage of loans that require mortgage insurance. In addition to the increase in contract underwriting volume, changing market conditions caused the cost of contract underwriting to increase during 1997 and 1998 due to the high demand for available resources. However, as further efficiencies are realized in the contract underwriting process due to the integration with Freddie Mac"s Loan Prospector and Fannie Mae"s Desktop Underwriter origination systems, the cost per loan underwritten could decrease. In addition, as the level of refinancing has decreased, the demand for available resources has also decreased, resulting in a decline in contract underwriting costs.

         During the nine months and quarter ended September 30, 1999, the Company incurred merger-related expenses of $36.9 million and $11.4 million, respectively. Merger-related expenses should total approximately $37.5 million and will consist of the following types of expenses:

     -    Professional services of $11.0 million;
     -    Compensation arrangements of $10.0 million;
     -    Write-offs of fixed and intangible assets of $14.5 million; and
     -    Miscellaneous merger-related costs of $2.0 million.

The Company expects to incur the remaining expenses relating to the merger during the fourth quarter of 1999.

         The effective tax rate for the nine months ended September 30, 1999, excluding merger costs net of tax of $29.8 million, was 28.9% as compared to 28.0% for the same period in 1998 and the tax rate for the third quarter of 1999, excluding merger costs net of tax of $8.4 million, was 29.9% as compared to 28.2% for the third quarter of 1998. Eliminating the merger expenses of $36.9 million and $11.4 million, respectively, for the nine months and quarter ended September 30, 1999, operating income accounted for 72.4% and 70.1%, respectively, of net income for the nine months and quarter ended September 30, 1999, as compared to 67.7% and 67.3%, respectively, for the same periods in 1998, thus resulting in the increase in effective tax rates for 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Radian"s sources of funds consist primarily of premiums and investment income. Funds are applied primarily to the payment of Radian"s claims and operating expenses.

         Cash flows from operating activities for the nine months ended September 30, 1999 were $162.8 million as compared to $130.5 million for the same period of 1998. This increase consisted of an increase in net premiums written and investment income received and a decrease in claims paid and was partially offset by an increase in operating expenses and the payment of merger-related expenses. Positive cash flows are invested pending future payments of claims and other expenses; cash flow shortfalls, if any, are funded through sales of short-term investments and certain other investment portfolio securities.

         Stockholders" equity plus redeemable preferred stock of $40.0 million, increased from $972.2 million at December 31, 1998 to $1.0 billion at September 30, 1999, primarily as a result of net income of $99.9 million and the exercise of stock options of $4.4 million, partially offset by dividends of $4.9 million and a net unrealized loss on the investment portfolio of $29.8 million.

         As of September 30, 1999, the Company and its subsidiaries had no material commitments for capital expenditures.

                       RADIAN GROUP INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                       AND FINANCIAL CONDITION (CONTINUED)

       The Company believes that Radian will have sufficient funds to satisfy its claims payments and operating expenses and to pay dividends to the Company for at least the next 12 months. The Company also believes that it will be able to satisfy its long-term (more than 12 months) liquidity needs with cash flow from Radian. As a holding company, the Company conducts its principal operations through Radian. The Company"s ability to pay dividends on the $4.125 Preferred Stock is dependent upon Radian"s ability to pay dividends or make other distributions to the Company. Based on the Company"s current intention to pay quarterly common stock dividends of approximately $0.03 per share, the Company will require distributions from Radian of $7.7 million annually to pay the dividends on the outstanding shares of $4.125 Preferred Stock and common stock. There are regulatory and contractual limitations on the payment of dividends or other distributions; however, the Company does not believe that these restrictions will prevent the payment by Radian or the Company of these anticipated dividends or distributions in the foreseeable future.


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

         The Company did not incur any significant incremental expense related to Year 2000 issues during the first nine months of 1999 and does not expect that its Year 2000 compliance program will result in any material costs or have a material impact on its financial condition. The Company has not used any independent verification and/or validation processes to assure the reliability of its risk and cost estimates.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       During the first nine months of 1999, the Company experienced a decline in the fair market value of the available for sale portfolio, which resulted in a decline in the net unrealized gain on the investment portfolio of $29.8 million, from a net unrealized gain of $17.5 million at December 31, 1998 to a net unrealized loss of $12.3 million at September 30, 1999. This decline in value was a result of changes in market interest rates and not as a result of changes in the composition of the Company's investment portfolio. For a more complete discussion about the potential impact of interest rate changes upon the fair value of the financial instruments in the Company's investment portfolio, see "Quantitative and Qualitative Disclosures about Market Risk" in both the CMAC Investment Corporation 1998 Form 10-K/A and the Amerin Corporation 1998 Form 10-K/A.

                       RADIAN GROUP INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION


ITEM 1.       Legal Proceedings - None

ITEM 2.       Changes in Securities - None

ITEM 3.       Defaults upon Senior Securities - None

ITEM 4.       Submission of Matters to a Vote of Security Holders

                    On August 31, 1999, the Annual Meeting of Stockholders of
               Radian Group Inc. was held. The stockholders re-elected three nominees from the existing Board of Directors to three year terms expiring in 2002. The stockholders also approved the designation of Deloitte & Touche as independent auditors.

                    The number of votes cast for and withheld from the election of each director nominee is set forth below. There were no votes against, abstentions or broker non-votes in the election of directors.

                        Election of Directors:
                                                     For            Withheld
                                                     ---            --------

                        David C. Carney           32,141,056        204,836
                        Claire M. Fagin           32,136,547        209,345
                        Ronald W. Moore           32,143,885        202,007

                    The number of votes cast for, against and abstentions relating to the designation of Deloitte & Touche as independent auditors is set forth below. There were no broker non-votes in the approval of Deloitte & Touche.

                                                            For         Against       Abstain
                         Approval of the designation
                         of Deloitte & Touche as
                         independent auditors:          32,331,131       4,167        10,061


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



                                           RADIAN GROUP INC.







Date:    November 12, 1999                 /s/ C. Robert Quint
                                ---------------------------------------------
                                           C.  Robert Quint
                              Executive Vice President, Chief Financial Officer
                                       (Principal Accounting Officer)