Form 10-K405
period 1999-12-31
RADIAN GROUP INC
filed 2000-03-31
CIK 890926

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934
           FOR THE TRANSITION PERIOD FROM             TO

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 37,415,587 shares of Common Stock, $.001 par value, outstanding on March 20, 2000, and the aggregate market value of the voting stock held by non-affiliates of the registrant is $1,657,978,198.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Radian Group Inc. (the "Company") provides, through its wholly owned subsidiaries, Radian Guaranty Inc. and Amerin Guaranty Corporation (individually referred to as "Radian Guaranty" and "Amerin Guaranty" and together referred to as "Radian"), private mortgage insurance coverage in the United States on residential mortgage loans. Private mortgage insurance protects mortgage lenders and investors from default related losses on residential first mortgage loans made primarily to home buyers who make down payments of less than 20% of the home's purchase price. Private mortgage insurance also facilitates the sale of such mortgage loans in the secondary mortgage market, principally to Freddie Mac and Fannie Mae. Radian is restricted, both by state insurance laws and regulations and the eligibility requirements of Freddie Mac and Fannie Mae, to providing insurance on residential first mortgage loans only. Radian currently offers two principal types of private mortgage insurance coverage, primary and pool. At December 31, 1999, primary insurance comprised 94.3% of Radian's risk in force and pool insurance comprised 5.7% of Radian's risk in force. The volume of pool insurance written increased significantly in the past several years, but is expected to decline in 2000 and beyond due primarily to stringent capital requirements.

  Merger

     By Agreement and Plan of Merger dated as of November 22, 1998 and approved by shareholders on June 6, 1999, the Company was formed on June 9, 1999 by the merger of CMAC Investment Corporation ("CMAC") and Amerin Corporation ("Amerin"). The merger brought together the fifth and seventh largest private mortgage insurers measured by market share of new primary insurance written and created the second largest with a market share of 17.5% in 1999. In the merger, Amerin stockholders received 0.5333 shares of CMAC common stock in a tax-free exchange for each share of Amerin common stock. CMAC's stockholders continued to own their existing shares in the Company after the merger. The transaction was accounted for on a pooling of interests basis. Following the merger, Frank P. Filipps, president and chief executive officer of CMAC, became chairman and chief executive officer of the Company. Roy J. Kasmar, former president and chief operating officer of Amerin, holds the same positions with the Company. Gerald L. Friedman, the former chairman and chief executive officer of Amerin, became chairman emeritus, and Herbert Wender, the former chairman of CMAC, became lead director and chairman of the executive committee of the board of directors of the Company. The new board is made up of CMAC's board, Roy J. Kasmar and four individuals nominated by Amerin.

  Primary Insurance

     Primary insurance provides mortgage default protection on individual loans at a specified coverage percentage which is applied to the unpaid loan principal, delinquent interest and certain expenses associated with the default and subsequent foreclosure (collectively, the "claim amount"). Radian's obligation to an insured lender in respect of a claim is determined by applying the appropriate coverage percentage to the claim amount. Radian's "risk" on each insured loan is the unpaid loan principal multiplied by the coverage percentage. Much of Radian's current business is written with 30% coverage on loans with a loan-to-value ("LTV") ratio between 90.01% and 95% ("95s") and 25% coverage on loans with an LTV ratio between 85.01% and 90% ("90s"). As of December 31, 1999, approximately 60% of Radian's insurance in force had such "deeper coverage". Deeper coverage refers to a higher percentage of insurance coverage on 90s and 95s than coverage levels prior to 1995. Beginning in 1995, both Fannie Mae and Freddie Mac began to require such deeper coverage on 90s and 95s. Prior to 1995, the coverage requirements were 22% on 95s and 17% on 90s. In January 1999, Fannie Mae announced a new program which allows for lower levels of required mortgage insurance for certain low down payment loans approved through its "Desktop Underwriter" automated underwriting system. The insurance levels in this program are similar to those required prior to 1995. In March 1999, Freddie Mac announced a similar program for loans approved through its "Loan Prospector" automated underwriting system. The Company does not believe that these developments will adversely affect the demand for (or profitability of) mortgage insurance. Through the end of 1999, an insignificant amount of insurance was written in these programs. For more information on these developments, see "Freddie Mac and Fannie Mae" on page 19.

     Under its master policy, Radian has the option of paying the entire claim amount and taking title to the mortgage property, or paying the coverage percentage in full satisfaction of its obligations under the insurance written. In 1999, the entire claim amount was paid in approximately 5% of filed claims because of the expected economic advantage associated with that choice.

  Pool Insurance

     Pool insurance differs from primary insurance in that the exposure on pool insurance is not limited to a specific coverage percentage on each individual loan. Because of this feature and the generally lower premium rates associated with pool insurance, the rating agency capital requirements for the product are more restrictive than primary insurance. There is an aggregate exposure limit ("stop loss") on a "pool" of loans which is generally between 1% and 10% of the initial aggregate loan balance. Modified pool insurance has a stop loss like pool insurance, but also has exposure limits on each individual loan. The use of modified pool insurance is much more limited than traditional pool insurance.

     Radian offers pool insurance on a selected basis to various state housing finance agencies on the collateral for their bond issues, as a credit enhancement to mortgage loans included in mortgage-backed securities or in whole loan sales, and in certain other specific situations. Since 1996, Radian has offered significant amounts of pool insurance on mortgage product sold to Freddie Mac and Fannie Mae by Radian's primary insurance customers ("GSE Pool"). This pool insurance has a very low stop loss, generally 1.0% to 1.5%, and the insured pools contain loans with and without primary insurance. All loans without primary insurance have an LTV ratio of 80.0% or below. Premium rates on this business are significantly lower than primary insurance rates and the expected profitability on this business is lower than that of primary insurance. The volume of such business increased significantly from 1997 to 1998 due to the strong demand for this product from Radian's customers and due to the increased size of the mortgage market. During 1999, Radian had pool risk written of $421 million, consisting mostly of GSE Pool business, compared to $475 million in 1998. Radian expects to write less GSE Pool insurance in 2000. Radian also intends to limit its GSE Pool risk in force to no more than 5% of its total risk in force. GSE Pool risk in force at December 31, 1999 represented 4.9% of Radian's total risk in force.

  Structured Transactions

     Radian, from time to time, engages in structured transactions which may include either primary insurance, pool insurance or some form of combination thereof. A structured transaction generally involves insuring a large group of seasoned or unseasoned loans or issuing a commitment to insure new loan originations under negotiated terms. Some structured transactions contain a risk-sharing component under which the insured assumes a first-loss position or shares in losses in some other manner. Opportunities for structured transactions have increased during the last year, however Radian competes with other mortgage insurers as well as capital market executions such as senior/subordinated security structures to obtain such business.

  Revenue Sharing Products

     Radian, like other mortgage insurers, offers financial products to its mortgage lender customers that are designed to allow the customer to participate in the risks and rewards of the mortgage insurance business. One such product is captive reinsurance, in which a lender sets up a reinsurance company that assumes part of the risk associated with that lender's insured book of business. In most cases, the risk assumed by the reinsurer is an excess layer of aggregate losses that would be penetrated only in a situation of adverse loss development. Radian had approximately 20 captive reinsurance agreements in place at December 31, 1999 and could enter into several new agreements in 2000, some with large national lenders. Premiums ceded to captive reinsurance companies in 1999 were $27.5 million, representing 5.8% of total premiums earned, as compared to $13.8 million, or 3.4% of total premiums earned in 1998, and primary insurance written in 1999 that had captive reinsurance associated with it was $13.7 billion, or 41.3% of Radian's total as compared to $9.7 billion or 26.1% in 1998.

     Another revenue sharing product is a performance note ("SuperNote"), which allows a mortgage lender to invest a portion of capital needed to support its insured mortgage insurance book and to receive a return on investment that approximates the return that Radian achieves on that same book of business. At December 31, 1999, Radian had $2.8 million of outstanding SuperNotes. Effective in 1999, Radian ceased offering new SuperNotes.

     The New York Insurance Department issued Circular Letter No. 2 dated February 1, 1999 (the "Letter") which discusses their position concerning various transactions between mortgage guaranty insurance companies licensed in New York and mortgage lenders. The Letter, which is described more fully on page 18 of this Form 10-K, could impact the terms and conditions of future pool insurance, captive reinsurance, and other revenue sharing transactions.

  Customers

     Mortgage originators such as mortgage bankers, mortgage brokers, commercial banks and savings institutions are Radian's principal customers, although mortgage borrowers generally bear the cost of primary insurance coverage. Radian does offer lender-paid mortgage insurance whereby mortgage insurance premiums are charged to the mortgage lender or loan servicer. On the lender-paid product, the interest rate to the borrower is usually higher to compensate for the mortgage insurance premium that the lender is paying. In 1999, approximately 20% of Radian's primary insurance was originated on a lender-paid basis; however, this percentage could increase in 2000 and beyond if borrowers become less sensitive to the stated interest rate and instead focus more on total monthly costs, or if structured transactions become more prevalent.

     To obtain primary insurance from Radian, a mortgage lender must first apply for and receive a master policy from Radian. Radian's approval of a lender as a master policyholder is based, among other factors, upon an evaluation of the lender's financial position and its management's demonstrated adherence to sound loan origination practices. Radian's quality control function then monitors the master policyholder.

     The number of primary individual policies Radian had in force was 807,286 at December 31, 1999, 718,789 at December 31, 1998, and 605,919 at December 31, 1997.

     Radian's top 10 customers were responsible for 44.6% of Radian's primary new insurance written in 1999 compared to 51.4% in 1998 and 46.8% in 1997. The largest single customer of Radian (including branches and affiliates of such customer), measured by primary new insurance written, accounted for 12.2% of primary new insurance written during 1999 compared to 18.3% in 1998 and 15.8% in 1997.

SALES, MARKETING AND COMPETITION

  Sales and Marketing

     Radian employs a field sales force of approximately 85 persons, organized into three regions, providing local sales representation throughout the United States. Each of the three regions is supervised by a Regional Business Manager who is directly responsible for several Area Sales Managers and several Service Centers where underwriting and application processing are performed. The Regional Business Managers are responsible for managing the profitability of business in their regions including premiums, losses and expenses. The Area Sales Managers are responsible for managing a small sales force in different areas within the region. Radian sales personnel are compensated by salary, commissions on new insurance written and a production incentive based on the achievement of various goals. During 1999, these goals were related to volume, market share and change in market share and this is generally expected to continue in 2000. In addition to securing business from small and mid-size regional customers, the Radian business regions provide support to the National Account effort in the field.

  National Accounts

     In recognition of the increased consolidation in the mortgage lending business and the large proportional amount of mortgage business done by large national accounts, Radian has a focused National Accounts Team consisting of six national account managers ("NAM") and several support positions. Each NAM is responsible for a select group of dedicated accounts and is compensated on the results for those accounts as well as the results of the Company. There has been a trend among National Accounts to move to a more centralized decision about mortgage insurance based on structured transactions and other value added services provided by the mortgage insurance companies. The Company also has a dedicated NAM who is primarily responsible for relations with and programs implemented with Fannie Mae and Freddie Mac. National Accounts business represented 68% of Radian's primary new insurance written in 1999 and is expected to provide a similar percentage in 2000.

  Competition

     Radian and other private mortgage insurers compete directly with various federal government agencies, principally the Federal Housing Administration ("FHA"). In addition to competition from federal agencies, Radian and other private mortgage insurers face competition from state-supported mortgage insurance funds. The private mortgage insurance industry consists of Radian and six other active mortgage insurance companies. During 1999, Radian was the second largest private mortgage insurer, measured by market share and had, according to industry data, a market share of new primary mortgage insurance written of 17.5%.

RISK MANAGEMENT

     Radian considers effective risk management to be critical to its long-term financial stability. Market analysis, prudent underwriting, the use of automated risk evaluation models, quality control and customer services are all important elements of Radian's risk management process.

  Underwriting Personnel

     In addition to a centralized National Underwriting department in the home office, each of Radian's service regions has a Regional Service Manager responsible for evaluating risk and managing all underwriting field staff in the region. Radian employs an underwriting and support staff of approximately 110 who are located in Radian's 25 service centers. Additionally, Radian has two agency operations in place.

  Underwriting Process

     Radian has generally accepted applications for primary insurance (other than in connection with structured transactions) under three basic programs: the traditional fully documented program, a limited documentation program and the delegated underwriting program. Programs that involve less than fully documented file submissions have become more prevalent in recent years. In order to meet this demand, in the fourth quarter of 1996, Radian introduced to the marketplace the process referred to as "ExpressTracSM", now known as Radian Streamlined Doc ("Streamlined Doc"). A lender utilizing Streamlined Doc can submit loans to Radian for insurance with abbreviated levels of documentation based on the type of loan being submitted for insurance. During 1999, 65% of the commitments issued for primary insurance were received by Radian under the Streamlined Doc program. In the Streamlined Doc program, Radian has agreed to underwrite certain loans with less documentation by relying upon a scoring model created by Radian during 1996 and referred to as "Prophet ScoreSM" (described below).

  Delegated Underwriting

     Radian has a delegated underwriting program with certain customers. Radian's delegated underwriting program, which was implemented in 1989, currently involves only lenders that are approved by Radian's risk management department. Delegated underwriting programs allow the lender's underwriters to commit Radian to insure loans based on agreed upon underwriting guidelines. Radian routinely audits loans submitted under these programs. As of December 31, 1999, approximately 74% of the primary loans on Radian's books were originated on a delegated basis and during 1999 and 1998, respectively, 74% and 76% of the primary loans insured by Radian were originated on a delegated basis.

  Mortgage Scoring Models

     During the last few years, the use of scoring mechanisms to predict loan performance has become prevalent in the marketplace, especially with Fannie Mae and Freddie Mac's advocacy of the use of credit scores in the mortgage loan underwriting process. The use of credit scores was pioneered by Fair Isaac and Company ("FICO") and became popular in the mid-1980s. The FICO model calculates a score based on a borrower's credit history. This credit score based "scorecard" is used to predict the future performance of a loan over a one or two year time horizon. The higher the credit score the lower the likelihood that a borrower will default on a loan. Radian's Prophet Score begins with a FICO score then adds specific additional data regarding the borrower, the loan and the property such as LTV, loan type, loan amount, property type, occupancy status and borrower employment. Radian believes that it is this additional mortgage data that expands the integrity of Radian's Prophet Score over the entire life of the loan. In addition to the Prophet Score, Radian's housing analysts regularly review major metropolitan areas to assess the impact that key indicators such as housing permits, employment trends, and median home sale prices have on local lending. The healthier the real estate market, the lower the risk. Radian refers to this score as a GEOScore. Beginning in October 1996, the Prophet Score and GEOScore appeared on each insurance commitment that Radian issued. In 1998, the Prophet and GEOScores were combined into a more powerful "Composite Prophet Score" that aggregates the credit and economic factors into one decision tool.

  Automated Underwriting

     Radian's frontline computer system for input and underwriting loan file information is called MINACS. In utilizing MINACS, Radian captures information from all segments of a loan file including the borrower's employment and income history and appraisal information. This information is then channeled through various edits and subfiles (including Prophet and GEOScore) to assist the underwriter in determining the total risk profile on a given file. This system also includes: a) tracking loans by borrowers who have previously defaulted on Radian insured loans or loans where Radian has paid a claim, b) identifying borrowers who have previously applied for Radian insurance, and c) information about the lender involved including volume, commitment rates and delinquency rates.

  Alternative Products

     An increasingly popular form of mortgage lending is in the area of non-conforming loans. Two subsets of this category in which Radian has become involved are Alternative A loans and A minus loans. Alternative A borrowers have an equal or better credit profile than Radian's typical insured borrowers, but these loans are underwritten with reduced documentation and verification of information. Radian typically charges a higher premium rate for this business due to the reduced documentation, but does not consider this business to be significantly more risky than its normal primary business. The A minus loan programs typically have non-traditional credit standards which are less stringent than standard credit guidelines. This market was created as an avenue to homeownership for borrowers who had not properly maintained their credit profile over time. Radian receives a significantly higher premium for insuring this product that is commensurate with the additional default risk and is often a variable rate based on the Prophet Score. Radian intends to limit its participation in the non-conforming market to Alternative A and A minus loans rather than "B" or "C" (lower credit) loans and to limit the business insured to specific targeted lenders with proven good results and servicing experience in this area. Alternative Products made up less than 10% of Radian's primary insurance written during 1999 and 1998, and most of the Alternative Products business written was categorized as Alternative A.

  Lender Audits

     Through the use of borrower credit scoring and its own proprietary mortgage scoring system, Radian is able to monitor the credit quality of loans submitted for insurance on a daily, real-time basis. The Company also conducts a periodic on-site review of a lender's Radian insured business. Lenders with significant risk concerns as identified through the Company's daily and weekly risk reporting and analysis of the business and related negative trends may be reviewed more frequently. Due to the real-time picture of credit quality obtained through the use of credit scoring and mortgage scoring, Radian has been able to streamline the lender audit process to focus primarily on those higher risk loans originated by the lender in the specified period. The sample of loans to be re-underwritten during the audit may be augmented by loans with certain risk factors or those insured under waivers to Radian's underwriting guidelines granted to the lender, but is most frequently targeted toward specific risk factors or trends identified through the daily, weekly, and monthly reporting and analysis processes. The intent of the loan review is to identify errors in the loan data transmitted to Radian, to determine lender compliance with Radian's underwriting guidelines and eligible loan criteria, to assess the quality of a lender's underwriting decisions and to rate the risk of the individual loans insured. Audits are graded based on the risk ratings of the loans reviewed, lender compliance and data integrity. The results of each audit are set forth in a report to the lender that requires the lender to address any deficiencies identified in the review. If issues raised by the report are not resolved in a manner and within a time period acceptable to Radian, the lender's delegated underwriting approval authority may be restricted or terminated.

  Contract Underwriting

     Radian utilizes its underwriting skills to provide an outsource contract underwriting service to its customers. For a fee, Radian underwrites fully documented underwriting files for secondary market compliance, while at the same time assessing the file for mortgage insurance, if applicable. The automated underwriting service introduced in the latter part of 1997 has become a major part of Radian's contract underwriting service. This service offers customers access to Fannie Mae's Desktop Underwriter and Freddie Mac's Loan Prospector loan origination systems. Contract underwriting continues to be a popular service to Radian's customers. During 1999, loans underwritten via contract underwriting accounted for 22% of applications, 19% of commitments for insurance and 16% of insurance certificates issued by Radian. Radian gives recourse to its customers on loans it underwrites for compliance. If the loan does not meet agreed upon guidelines and is not salable in the secondary market for that reason, Radian agrees to remedy the situation either by placing mortgage insurance coverage on the loan or by purchasing the loan. During 1999, Radian processed requests for remedies on less than 1% of the contract loans underwritten and sold a number of loans previously acquired as part of the remedy process. Providing these remedies means Radian assumes some credit risk and interest rate risk if an error is found during the limited remedy period in the agreements. Rising mortgage interest rates or an economic downturn may expose Radian to higher losses. During 1999, the financial impact of these remedies was insignificant although there is no assurance that such results will continue in 2000 and beyond.

  Ratings

     Radian has its claims-paying ability and financial strength rated by Standard & Poor's Rating Services ("S&P"), Moody's Investors Service, Inc. ("Moody's") and Duff & Phelps Credit Rating Company ("DCR"). These ratings are an indication to a mortgage insurer's customers of the insurer's present financial strength and its capacity to honor its future claims payment obligations. Ratings are generally considered critical to an insurer's ability to compete for new insurance business. Currently, Radian is rated "AA" by S&P and DCR, and "Aa3" by Moody's.

  Reinsurance

     Amerin Guaranty and Radian Guaranty currently use reinsurance from affiliated companies in order to remain in compliance with the insurance regulations of certain states which require that a mortgage insurer limit its coverage percentage of any single risk to 25%. Amerin Guaranty and Radian Guaranty currently intend to use such reinsurance solely for purposes of such compliance.

     Radian Guaranty reinsures all direct insurance in force under an excess of loss reinsurance program which it considers to be an effective catastrophic reinsurance coverage. Under this program, the reinsurer is responsible for 100% of covered losses in excess of Radian Guaranty's retention. The annual retention is determined by a formula which contains variable components. The estimated 2000 retention is approximately $630 million of loss which represents 150% of expected premiums earned by Radian Guaranty. The reinsurer's aggregate annual limit of liability is also determined by a formula with variable components and is currently estimated to be $120 million. In addition, in 1999, a limit was set on the amount of annual pool insurance losses that can be counted in the reinsurance recoverable calculation. For 2000, this limit is $90 million. If the reinsurer decides not to renew the reinsurance arrangement and is not replaced by Radian Guaranty, the reinsurer must provide six years of runoff coverage. There is an overall aggregate limit of liability applicable to any runoff period equal to four times the annual limit in effect for the calendar year of such nonrenewal. For 2000, this aggregate limit is estimated to be $480 million. The excess of loss reinsurance program also provides restrictions and limitations on the payment of dividends by Radian Guaranty, investments, mergers or acquisitions involving other private mortgage insurance companies and reinsurance of exposure retained by Radian Guaranty.

     In addition, Radian Guaranty entered into a variable quota-share ("VQS") treaty for primary risk in the 1994 to 1997 origination years and a portion of the pool risk written in 1997. In this treaty, quota-share loss relief is provided at varying levels ranging from 7.5% to 15.0% based upon the loss ratio on the reinsured book. The higher the loss ratio, the greater the potential reinsurance relief which protects Radian Guaranty in adverse loss situations. A ceding commission is paid by the reinsurer to Radian Guaranty and the agreement is noncancelable for ten years by either party. As of December 31, 1999, the risk in force covered by the VQS treaty was approximately $6.3 billion, or approximately 30% of Radian's primary risk in force and $82 million, or approximately 8% of Radian's pool risk in force. It is Radian's present intention not to reinsure any additional business pursuant to the VQS treaty for the 2000 origination year, although the ultimate decision on reinsurance could be impacted by business volume, capital adequacy and other factors.

     Amerin Guaranty is party to a reinsurance agreement pursuant to which the reinsurer is obligated to repay, up to an aggregate amount of $100 million, all losses and allocated loss adjustment expenses paid by Amerin Guaranty during periods in which (i) the ratio of Amerin Guaranty's risk in force divided by the sum of policyholders' surplus plus the contingency reserve calculated in accordance with statutory accounting practices exceeds 24.9 to 1 and (ii) the sum of Amerin Guaranty's expense ratio and loss ratio exceeds 100%. The claims-paying ability of the reinsurer is rated "AA" by S&P.

  Guaranty Agreement

     A Guaranty Agreement was entered into on August 11, 1999 by Radian Guaranty and Amerin Guaranty. The agreement provides that in the event Radian Guaranty fails to make a payment to any of its policyholders, Amerin Guaranty will make the payment; in the event Amerin Guaranty fails to make a payment to any of its policyholders, then Radian Guaranty will make the payment. Under the terms of the agreement, the obligations of both parties are unconditional and irrevocable; however, no payments will be made without prior approval by the Pennsylvania Department of Insurance.

DEFAULTS AND CLAIMS

  Defaults

     The default and claim cycle on loans which have private mortgage insurance begins with the insurer's receipt from the lender of notification of a default on an insured loan. The master policy requires lenders to notify Radian of an uncured default on a mortgage loan within 75 days (45 days for an uncured default in the first year of the loan), although many lenders do so earlier. The incidence of default is affected by a variety of factors, including change in borrower income, unemployment, divorce and illness, the level of interest rates and general borrower creditworthiness. Defaults that are not cured result in claims to Radian. Borrowers may cure defaults by making all delinquent loan payments or by selling the property and satisfying all amounts due under the mortgage.

     The following table shows the number of primary and pool loans insured, related loans in default and the percentage of loans in default (default rate) as of the dates indicated:

                               DEFAULT STATISTICS

                                                                 DECEMBER 31
                                                        -----------------------------
                                                         1999       1998       1997
                                                        -------    -------    -------
PRIMARY INSURANCE:
  Insured loans in force..............................  807,286    718,789    605,919
  Loans in default(1).................................   17,798     15,228     12,597
  Percentage of loans in default......................      2.2%       2.1%       2.1%
POOL INSURANCE(2):
  Insured loans in force..............................  676,454    474,630    242,553
  Loans in default(1).................................    4,352      3,547      2,116
  Percentage of loans in default......................      0.6%       0.7%       0.9%

---------------
(1) Loans in default exclude those loans 45 days past due or less and loans in default for which Radian feels it will not be liable for a claim payment.

(2) Includes traditional and modified pool insurance.

     Regions of the United States may experience different default rates due to varying economic conditions. The following table shows the default rates by Radian's region as of the dates indicated, including both primary and pool loans.

                        DEFAULT RATES BY RADIAN'S REGION

                                                                  DECEMBER 31
                                                              --------------------
                                                              1999    1998    1997
                                                              ----    ----    ----
North.......................................................  2.34%   1.97%   1.96%
South.......................................................  2.94    2.81    2.83
West........................................................  2.34    2.31    2.62
Alaska......................................................  0.88    0.64    0.88
Hawaii......................................................  2.08    1.74    1.68
Guam........................................................  0.64      --      --

     As of December 31, 1999, default rates for Radian's two largest states measured by risk in force, California and Florida, were 2.5% and 3.9%, respectively, compared to 2.8% and 3.8%, respectively, at December 31, 1998. The relatively high default rate in Florida is due primarily to the increased "affordable housing" business done in Florida since 1994 and the high default development on such business.

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

Approximately 65.3% of Radian's primary risk in force and almost all of Radian's pool risk in force at December 31, 1999 had not yet reached its anticipated highest claim frequency years. Certain "affordable housing" loans insured in 1994 and 1995 have experienced higher than normal early default and claim rates, although these results are not anticipated to have a material effect on the Company's financial statements due to the relatively small component of such loans in Radian's book. Many of the reasons for these early defaults have been addressed in the underwriting of such loans since 1996.

  Loss Mitigation

     Radian's loan workout staff consists of 16 employees, including several full time loan workout specialists who proactively intervene in the default process, working with borrowers to reduce the frequency and severity of foreclosure losses. The size of the loan workout staff has decreased over the past few years, primarily due to an enhancement in the ability of loan servicers to perform this function adequately with less assistance needed by Radian. Once a notice of default is received, Radian scores the default using a proprietary model that predicts the likelihood that the default will become a claim. Using this model the loan workout specialists prioritize cases for proactive intervention to counsel and assist borrowers. Loss mitigation techniques include pre-foreclosure sales, extensions of credit to borrowers to reinstate insured loans, loan modifications and deficiency settlements. Radian still considers its loss mitigation efforts to be an effective way to reduce claim payments.

     Subsequent to foreclosure, Radian uses post-foreclosure sales and the exercise of the full claim payment option to further mitigate loss. This was considered an extremely effective loss mitigation tool in 1999 due to relatively strong property values, although there can be no assurance that such positive results will continue.

  Homeownership Counseling

     In 1995, Radian established a Homeownership Counseling Center (the "Center") to work with borrowers receiving insured loans under Community Homebuyer, 97% LTV ("97s") or other "affordable housing" programs. Radian considers this counseling to be very important to the future success of those particular borrowers with regard to sustaining their mortgage payments. In addition, the Center counsels such borrowers early in the default process in an attempt to help cure the loan and assist the borrower in meeting their mortgage obligation.

  Loss Reserves

     Radian establishes reserves to provide for the estimated costs of settling claims in respect of loans reported to be in default and loans that are in default which have not yet been reported to Radian. Consistent with generally accepted accounting principles and industry accounting practices, Radian does not establish loss reserves for future claims on insured loans which are not currently in default. In determining the liability for unpaid losses related to reported outstanding defaults, Radian establishes loss reserves on a case-by-case basis. The amount reserved for any particular loan is dependent upon the characteristics of the loan, the status of the loan as reported by the servicer of the insured loan as well as the economic condition and estimated foreclosure period in the area in which the default exists. As the default progresses closer to foreclosure, the amount of loss reserve for that particular loan will be increased, in stages, to approximately 100% of Radian's exposure.

ANALYSIS OF PRIMARY RISK IN FORCE

     Radian's business strategy has been to disperse risk as widely as possible. Radian analyzes its portfolio in a number of ways to identify any concentrations or imbalances in risk dispersion. Radian believes the quality of its insurance portfolio is affected significantly by:

     - the geographic dispersion of the properties securing the insured loans;

     - the quality of loan originations;

     - the types of loans insured (including LTV ratio, purpose of the loan, type of loan instrument and type of underlying property securing the loan); and

     - the age of the loans insured.

  Primary Insurance In Force By Policy Year

     The following table sets forth the percentage of Radian's primary risk in force by policy origination year as of December 31, 1999:

1994 and prior.......................................    7.7%
1995.................................................    5.8
1996.................................................    8.8
1997.................................................   12.4
1998.................................................   31.4
1999.................................................   33.9
                                                       -----
                                                       100.0%
                                                       =====

  Geographic Dispersion

     The following tables reflect the percentage of direct primary risk in force on Radian's book of business (by location of property) for the top ten states and top 15 metropolitan statistical areas ("MSAs") as of December 31, 1999 and 1998:

TOP TEN STATES                                                1999    1998
--------------                                                ----    ----
California..................................................  17.2%   18.6%
Florida.....................................................   7.4     7.4
New York....................................................   6.2     6.5
Texas.......................................................   5.4     5.7
New Jersey..................................................   4.0     4.0
Georgia.....................................................   4.0     3.9
Illinois....................................................   3.8     3.5
Pennsylvania................................................   3.7     3.8
Arizona.....................................................   3.7     3.6
Colorado....................................................   3.0     2.8
                                                              ----    ----
          Total.............................................  58.4%   59.8%
                                                              ====    ====

TOP FIFTEEN MSAS                                              1999    1998
----------------                                              ----    ----
Los Angeles-Long Beach, CA..................................  4.4%    4.9%
Chicago, IL.................................................  3.3     3.0
Atlanta, GA.................................................  3.2     3.1
Phoenix/Mesa, AZ............................................  3.0     2.9
Washington, DC-MD-VA........................................  2.9     2.7
Philadelphia, PA-NJ.........................................  2.4     2.5
New York, NY................................................  2.4     2.5
Riverside-San Bernadino, CA.................................  2.1     2.1
Nassau/Suffolk, NY..........................................  1.9     2.0
Orange County, CA...........................................  1.8     2.0
Minneapolis/St. Paul, MN....................................  1.6     1.5
Denver, CO..................................................  1.6     1.4
Houston, TX.................................................  1.5     1.5
Detroit, MI.................................................  1.5     N/A
Dallas, TX..................................................  1.4     1.6
San Diego, CA...............................................  N/A     1.4
                                                             ----    ----
          Total............................................. 35.0%   35.1%
                                                             ====    ====

  Lender and Product Characteristics

     While geographic dispersion is an important component of overall risk dispersion and it has been a strategy of the Company to reduce its exposure in the top 10 states and top 15 MSAs, the Company believes the quality of the risk in force should be considered in conjunction with other elements of risk dispersion, such as product distribution, as well as Radian's risk management and underwriting practices.

     The following table reflects the percentage of direct risk in force (as determined on the basis of information available on the date of mortgage origination) by the categories indicated as of December 31, 1999 and 1998:

                              DIRECT RISK IN FORCE

                                                              1999     1998
                                                              -----    -----
Product Type:
  Primary...................................................   94.3%    95.0%
  Pool(1)...................................................    5.7      5.0
                                                              -----    -----
          Total.............................................  100.0%   100.0%
                                                              =====    =====

---------------
(1) Includes traditional and modified pool insurance.

                          DIRECT PRIMARY RISK IN FORCE

                                                               1999       1998
                                                              -------    -------
Direct Primary Risk in Force (dollars in millions)..........  $20,912    $18,627
Lender Concentration:
  Top 10 lenders (by original applicant)....................     43.9%      48.9%
  Top 20 lenders (by original applicant)....................     55.6%      58.8%
LTV:
  95.01% to 97.00%..........................................      4.8%       3.1%
  90.01% to 95.00%..........................................     44.3       42.6
  85.01% to 90.00%..........................................     43.9       45.1
  85.00% and below..........................................      7.0        9.2
                                                              -------    -------
          Total.............................................    100.0%     100.0%
                                                              =======    =======
Loan Type:
  Fixed.....................................................     88.9%      90.5%
  Adjustable rate mortgage ("ARM") (fully indexed)(1).......     10.1        8.6
  ARM (potential negative amortization)(2)..................      1.0        0.9
                                                              -------    -------
          Total.............................................    100.0%     100.0%
                                                              =======    =======
Mortgage Term:
  15 years and under........................................      4.0%       4.0%
  Over 15 years.............................................     96.0       96.0
                                                              -------    -------
          Total.............................................    100.0%     100.0%
                                                              =======    =======
Property Type:
  Non-condominium (principally single-family detached)......     96.2%      95.7%
  Condominium or cooperative................................      3.8        4.3
                                                              -------    -------
          Total.............................................    100.0%     100.0%
                                                              =======    =======
Occupancy Status:
  Primary residence.........................................     96.3%      97.3%
  Second home...............................................      1.4        1.4
  Non-owner occupied........................................      2.3        1.3
                                                              -------    -------
          Total.............................................    100.0%     100.0%
                                                              =======    =======
Mortgage Amount:
  $200,000 or less..........................................     82.1%      84.5%
  Over $200,000.............................................     17.9       15.5
                                                              -------    -------
          Total.............................................    100.0%     100.0%
                                                              =======    =======
Loan Purpose:
  Purchase..................................................     79.1%      79.7%
  Refinance.................................................     20.9       20.3
                                                              -------    -------
          Total.............................................    100.0%     100.0%
                                                              =======    =======

---------------
(1) Refers to loans where payment adjustments are the same as mortgage interest rate adjustments.

(2) Loans with potential negative amortization will not have increasing principal balances unless interest rates increase as contrasted with scheduled negative amortization where an increase in loan balance will occur even if interest rates do not change.

     One of the most important determinants of claim incidence is the relative amount of borrower's equity in the home, or down payment. The expectation of claim incidence on 95s is approximately two times the expected claim incidence on 90s. Radian believes that the higher premium rates it charges on 95s adequately reflect the additional risk on these loans. The industry and Radian have been insuring 97s since 1995. These loans are expected to have a higher claim incidence than 95s; however, with proper counseling efforts and by limiting insurance on these loans to sensible affordable housing programs, it is Radian's belief that the claim incidence should not be materially (more than one and one-half times) worse than on 95s, although this cannot be certain. Premium rates on 97s are higher than on 95s to compensate for the additional risk and the higher expected frequency and severity of claims.

     In recent years, Radian has increased its insurance on mortgages identified by its customers as "affordable housing" loans. These loans are typically made to low- and moderate-income borrowers in conjunction with special programs developed by state or local housing agencies, Fannie Mae or Freddie Mac. Such programs usually include 95s and 97s and may require the liberalization of certain underwriting guidelines in order to achieve their objectives. Radian's participation in these programs is dependent upon acceptable borrower counseling. Early default experience on these programs has been worse than non- "affordable housing" loans; however, Radian does not believe the ultimate claims will materially affect its financial results due to the relatively small amount of such business in Radian's insured book combined with higher premium rates and risk-sharing elements.

     Radian's claim frequency on insured ARMs has been higher than on all other loan types. Radian believes that the risk on ARM loans is greater than on fixed rate loans due to possible monthly payment increases if interest rates rise.

     Radian believes that 15-year mortgages present a lower level of risk than 30-year mortgages, primarily as a result of the faster amortization and the more rapid accumulation of borrower equity in the property. Premium rates for 15-year mortgages are lower to reflect the lower risk.

     Radian believes that the risk of claim is also affected by the type of property securing the insured loan. In Radian's opinion, loans on single-family detached housing are subject to less risk of claim incidence than loans on other types of properties. Conversely, loans on attached housing types, particularly condominiums and cooperatives, are generally considered by Radian to be a higher risk, due to the higher density of such properties and because a detached unit is the preferred housing type in most areas. Radian's more stringent underwriting guidelines on condominiums and cooperatives reflect this higher expected risk.

     Radian believes that the risk of claim on relocation loans and loans originated by credit unions is extremely low and offers lower premium rates on such loans to compensate for the lower risk.

     Radian believes that loans on non-owner occupied homes purchased for investment purposes represent a substantially higher risk of claim incidence, and are subject to greater value declines than loans on either primary or second homes. Radian underwrites loans on non-owner occupied homes more stringently, and sometimes requires that the investor indemnify Radian directly for any loss suffered by Radian. Radian also charges a significantly higher premium rate than the rate charged for insuring loans on owner occupied homes.

     Radian believes that higher priced properties experience wider fluctuations in value than moderately priced residences and that the income of many people who buy higher priced homes is less stable than that of people with moderate incomes. Underwriting guidelines for such higher priced properties reflect this concern.

INVESTMENT PORTFOLIO

     The Company's income from its investment portfolio is one of the Company's primary sources of cash flow to support its operations and claim payments.

     The Company follows an investment policy which at a minimum requires:

     - 95% of its investment portfolio to consist of cash equivalents and debt securities (including redeemable preferred stocks) which, at the date of purchase, were rated investment grade by a nationally recognized rating agency (e.g., "BBB" or better by S&P); and

     - at least 50% of its investment portfolio to consist of cash, cash equivalents and debt securities (including redeemable preferred stocks) which, at the date of purchase, were rated the highest investment grade by a nationally recognized rating agency (e.g., "AAA" by S&P).

     The Company is permitted to invest in equity securities (including convertible debt and convertible preferred stock), provided its equity component does not exceed 20% of the total investment portfolio. The Company began investing in equity securities in 1998. In addition, all investments purchased in 1998 were classified as available for sale in contrast to primarily held to maturity, as was typical during prior years.

     At December 31, 1999, the Company's investment portfolio had a carrying value of $1,388.7 million and a market value of $1,395.4 million, including $57.0 million of short-term investments. The Company's investment portfolio did not include any real estate or mortgage loans. The portfolio included 12 privately placed, investment-grade securities with an aggregate carrying value of $11.2 million. At December 31, 1999, 99.7% of the Company's investment portfolio (which excludes cash) consisted of cash equivalents and debt securities (including redeemable preferred stocks) rated investment grade.

     The Company's investment policies and strategies are subject to change depending upon regulatory, economic and market conditions and the then existing or anticipated financial condition and operating requirements, including the tax position, of the Company.

     The diversification of the Company's investment portfolio (other than short-term investments) at December 31, 1999 is shown in the table below:

                      INVESTMENT PORTFOLIO DIVERSIFICATION

                                                              DECEMBER 31, 1999
                                                     -----------------------------------
                                                     AMORTIZED      FAIR
                                                       COST        VALUE      PERCENT(1)
                                                     ---------    --------    ----------
                                                        (IN THOUSANDS)
Fixed maturities held to maturity:
  U.S. government securities(2)....................  $ 10,287     $ 10,266        2.2%
  State and municipal obligations(3)...............   458,262      464,991       97.8
                                                     --------     --------      -----
          Total....................................  $468,549     $475,257      100.0%
                                                     ========     ========      =====
Fixed maturities available for sale:
  U.S. government securities(2)....................  $ 24,167     $ 22,201        2.9%
  U.S. government agency securities(2).............    69,553       66,964        8.3
  State and municipal obligations(3)...............   623,700      590,318       74.2
  Corporate obligations(3).........................    82,167       83,741        9.8
  Redeemable preferred stocks(3)...................    40,258       41,552        4.8
                                                     --------     --------      -----
          Total....................................  $839,845     $804,776      100.0%
                                                     ========     ========      =====
Equity securities available for sale:
  Equity securities................................  $ 47,719     $ 58,378      100.0%
                                                     ========     ========      =====

---------------
(1) Percentage of amortized cost.

(2) Substantially all of these securities are backed by the full faith and credit of the U.S. government.

(3) Consists primarily of investment-grade securities.

     The following table shows the scheduled maturities of the securities held in the Company's investment portfolio at December 31, 1999:

                   INVESTMENT PORTFOLIO SCHEDULED MATURITY(1)

                                                                  DECEMBER 31, 1999
                                                              -------------------------
                                                                 CARRYING
                                                                  VALUE         PERCENT
                                                              --------------    -------
                                                              (IN THOUSANDS)
Short-term investments......................................    $   56,974         4.1%
Less than one year..........................................         6,085         0.4
One to five years...........................................       158,068        11.4
Five to ten years...........................................       363,552        26.2
Over ten years..............................................       637,104        45.9
Mortgage-backed securities(2)...............................        66,964         4.8
Redeemable preferred stocks(3)..............................        41,552         3.0
Equity securities(3)........................................        58,378         4.2
                                                                ----------       -----
          Total.............................................    $1,388,677       100.0%
                                                                ==========       =====

---------------
(1) Actual maturities may differ as a result of calls prior to scheduled maturity.

(2) Substantially all of these securities are backed by the Government National Mortgage Association ("GNMA").

(3) No stated maturity date.

     The following table shows the ratings of the Company's investment portfolio (other than short-term investments) as of December 31, 1999:

                       INVESTMENT PORTFOLIO BY S&P RATING

                                                                  DECEMBER 31, 1999
                                                              -------------------------
                                                                 CARRYING
RATING(1)                                                         VALUE         PERCENT
---------                                                     --------------    -------
                                                              (IN THOUSANDS)
Fixed maturities:
  U.S. government and agency securities.....................    $   99,452         7.5%
  AAA.......................................................       752,863        56.5
  AA........................................................       203,593        15.3
  A.........................................................        82,012         6.1
  BBB.......................................................        50,203         3.8
  BB and below and other(2).................................         3,690         0.3
  Not rated(3)..............................................        81,512         6.1
Equity securities...........................................        58,378         4.4
                                                                ----------       -----
          Total.............................................    $1,331,703       100.0%
                                                                ==========       =====

---------------
(1) Current ratings assigned by S&P.

(2) These securities are either rated non-investment grade by S&P or are not rated by any nationally recognized securities rating agency.

(3) These securities are not rated by S&P, but are rated investment grade by at least one other nationally recognized securities rating agency.

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

     Mortgage insurers are generally restricted to writing residential mortgage guaranty insurance business only. This restriction essentially prohibits Radian from using its capital resources in support of other types of insurance or non-insurance business. The non-insurance businesses of the Company, which consist of mortgage insurance related services, are not generally subject to regulation under state insurance laws.

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

     Because the Company is an insurance holding company, Radian Guaranty is a Pennsylvania insurance company, and Amerin Guaranty is an Illinois insurance company, the Pennsylvania and Illinois insurance laws regulate, among other things, certain transactions in the Company's common stock and certain transactions between Radian Guaranty, Amerin Guaranty, the Company's other insurance subsidiaries, and their parent or affiliates. Specifically, no person may, directly or indirectly, offer to acquire or acquire "control" of the Company, or insurance subsidiaries, unless such person files a statement and other documents with the relevant state's Commissioner of Insurance and obtains such Commissioner's prior approval. The Commissioner may hold a public hearing on the matter. "Control" is presumed to exist if 10% or more of the Company or its insurance subsidiaries' voting securities are owned or controlled, directly or indirectly, by a person, although "control" may or may not be deemed to exist where a person owns or controls a lesser amount of securities. In addition, material transactions between the Company and its insurance subsidiaries and their parent or affiliates are subject to certain conditions, including that they be "fair and reasonable." These restrictions generally apply to all persons controlling or under common control with the Company or its insurance subsidiaries. Certain transactions between the Company's insurance subsidiaries and their parent or affiliates may not be entered into unless the relevant Commissioner of Insurance is given 30 days prior notification and does not disapprove the transaction during such 30-day period.

     Dividends. The ability of Radian Guaranty to pay dividends on its common stock is restricted by certain provisions of the insurance laws of the Commonwealth of Pennsylvania, its state of domicile. The insurance laws of Pennsylvania establish a test limiting the maximum amount of dividends which may be paid without prior approval by the Pennsylvania Insurance Commissioner. Under such test, Radian Guaranty may pay dividends during any 12-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders' surplus or (ii) the preceding year's statutory net income. In accordance with such restrictions, $137.1 million would be available for dividends in 2000. However, an amendment to the Pennsylvania statute requires that dividends and other distributions be paid out of an insurer's unassigned surplus. Because of the unique nature of the method of accounting for contingency reserves, Radian Guaranty has negative unassigned surplus. Thus, prior approval by the Pennsylvania Insurance Commissioner is required for Radian Guaranty to pay dividends or make other distributions so long as Radian Guaranty has negative unassigned surplus. The Pennsylvania Insurance Commissioner has approved all distributions by Radian Guaranty since the passage of this amendment and management has every expectation that the Insurance Department will continue to approve such distributions in the future, provided that the financial condition of Radian Guaranty does not materially change. The State of California has a statute requiring mortgage insurers to pay dividends or make other distributions out of unassigned surplus. Radian Guaranty and the California Department of Insurance have reached an understanding under which Radian Guaranty will be able to pay dividends or make other distributions to the Company provided that the financial condition of Radian Guaranty does not materially change.

     The ability of Amerin Guaranty to pay dividends on its common stock is restricted by certain provisions of the insurance laws of the State of Illinois, its state of domicile. The insurance laws of Illinois establish a test limiting the maximum amount of dividends that may be paid from unassigned surplus by an insurer without prior approval by the Illinois Insurance Commissioner. Under such test, Amerin Guaranty may pay dividends during any 12-month period in an amount equal to the greater of (i) 10 percent of the preceding year-end statutory policyholders' surplus or (ii) the preceding year's statutory net income. In accordance with such restrictions, $16.2 million would be available for dividends in 2000 without prior regulatory approval, which represents the positive unassigned surplus of Amerin Guaranty at December 31, 1999.

     The Company and Radian Guaranty have entered into an agreement, pursuant to which the Company has agreed to establish and, for as long as any shares of $4.125 Preferred Stock remain outstanding, maintain a reserve account in an amount equal to three years of dividend payments on the outstanding shares of $4.125 Preferred Stock (currently $9.9 million), and not to pay dividends on the common stock at any time when the amount in the reserve account is less than three years of dividend payments on the shares of $4.125 Preferred Stock then outstanding. This agreement between the Company and Radian Guaranty provides that the holders of the $4.125 Preferred Stock are entitled to enforce the agreement's provisions as if such holders were signatories to the agreement.

     The Company may not pay any dividends on its shares of common stock unless the Company has paid all accrued dividends on, and has complied with all sinking fund and redemption obligations relating to, its outstanding shares of $4.125 Preferred Stock.

     Radian Guaranty's current excess of loss reinsurance agreement prohibits the payment of any dividend that would have the effect of reducing the total of its statutory policyholders' surplus plus its contingency reserve below $85,000,000. As of December 31, 1999, Radian Guaranty had statutory policyholders' surplus of $157.7 million and a contingency reserve of $613.5 million, for a total of $771.2 million.

     Risk-to-Capital. A number of states and Freddie Mac limit a private mortgage insurer's risk in force to 25 times the total of the insurer's policyholders' surplus plus the statutory contingency reserve, commonly known as the "risk-to-capital" requirement. As of December 31, 1999, Radian's consolidated risk-to-capital ratio was 16.9 to 1, compared to 17.5 to 1 in 1998. The Guaranty Agreement between Radian Guaranty and Amerin Guaranty makes it appropriate to look at risk-to-capital on a consolidated basis.

     Reserves. For statutory reporting, Radian is annually required to provide for additions to the contingency reserve in an amount equal to 50% of earned premiums. Such amounts cannot be withdrawn for a period of 10 years except under certain circumstances. The contingency reserve, designed to be a reserve against catastrophic losses, essentially restricts dividends and other distributions by Radian. Radian classifies the contingency reserve as a statutory liability. At December 31, 1999, Radian Guaranty had policyholders' surplus of $157.7 million and a contingency reserve of $613.5 million and Amerin Guaranty had policyholders' surplus of $243.0 million and a contingency reserve of $218.0 million.

     Premium Rates and Policy Forms. Radian's premium rates and policy forms are subject to regulation in every state in which it is licensed to transact business in order to protect policyholders against the adverse effects of excessive, inadequate or unfairly discriminatory rates and to encourage competition in the insurance marketplace. In most states, premium rates and policy forms must be filed prior to their use. In some states, such rates and forms must also be approved prior to use. Changes in premium rates are subject to justification, generally on the basis of the insurer's loss experience, expenses and future trend analysis. The general default experience in the mortgage insurance industry may also be considered.

     Reinsurance. Certain restrictions apply under the laws of several states to any licensed company ceding business to an unlicensed reinsurer. Under such laws, if a reinsurer is not admitted or approved in such states, the company ceding business to the reinsurer cannot take credit in its statutory financial statements for the risk ceded to such reinsurer absent compliance with certain reinsurance security requirements. In addition, several states also have special restrictions on mortgage guaranty insurance and, several states limit the amount of risk a mortgage insurer may retain with respect to coverage on an insured loan to 25% of the insured's claim amount. Coverage in excess of 25% (i.e., deep coverage) must be reinsured.

     Examination. The Company's insurance subsidiaries are subject to examination of their affairs by the insurance departments of each of the states in which they are licensed to transact business.

     New York Circular Letter. The New York Insurance Department (the "Department") issued Circular Letter No. 2 dated February 1, 1999 (the "Letter") which discusses their position concerning various transactions between mortgage guaranty insurance companies licensed in New York and mortgage lenders. The Letter confirms that captive reinsurance transactions are permissible if they "constitute a legitimate transfer of risk" and "are fair and equitable to the parties". The Letter also states that "supernotes/performance notes," "dollar pool" insurance, and "un-captive captives" violate New York law.

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

     Four mortgage insurers have been named in a class action lawsuit alleging violations of RESPA. Specifically, the lawsuit alleges that these insurers provided certain of their products and services to lenders at below market prices in return for an agreement or understanding that the lenders would refer to them primary mortgage insurance business. The Company has not been named in this lawsuit. The Company believes its products and services comply with RESPA, as well as all other applicable laws and regulations.

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

     The active mortgage insurers, through their trade association, Mortgage Insurance Companies of America ("MICA"), entered into an agreement with the Federal Financial Institutions Examinations Council ("FFIEC") to report the same data on loans submitted for insurance as is required for most mortgage lenders under HMDA. Reports of HMDA-type data for the mortgage insurance industry have been submitted by MICA to the FFIEC since 1993. Management is not aware of any pending or expected actions by governmental agencies in response to the reports submitted by MICA to the FFIEC.

     Mortgage Insurance Cancellation. The Homeowners Protection Act of 1998 (the "Act") was signed into law on July 29, 1998. The Act imposes certain cancellation and termination requirements for borrower-paid private mortgage insurance and requires certain disclosures to borrowers regarding their rights under the law. The Act also requires certain disclosures for loans covered by lender-paid private mortgage insurance. Specifically, the Act provides that private mortgage insurance on most loans originated on or after July 29, 1999 may be canceled at the request of the borrower once the LTV reaches 80%, provided that certain conditions are satisfied. Private mortgage insurance must be canceled automatically once the LTV reaches 78% (or, if the loan is not current on that date, on the date that the loan becomes current). The Act establishes special rules for the termination of private mortgage insurance in connection with loans that are "high risk". The Act does not define "high risk" loans but leaves that determination to Fannie Mae and Freddie Mac for loans up to the conforming loan limit and to the mortgagee for any other loan. For "high risk" loans above the conforming loan limit, private mortgage insurance must be terminated on the date that the LTV is first scheduled to reach 77%. In no case, however, may private mortgage insurance be required beyond the midpoint of the amortization period of the loan if the mortgagor is current on the payments required by the terms of the mortgage. Radian feels that the Act will have an immaterial impact on the persistency of Radian's insured loans, on Radian's insured book of business, and on the Company's financial results.

  Other Direct Regulation

     Freddie Mac and Fannie Mae

     As the most significant purchasers and sellers of conventional mortgage loans and beneficiaries of private mortgage insurance, Freddie Mac and Fannie Mae impose requirements on private mortgage insurers so that they may be eligible to insure loans sold to such agencies. Freddie Mac's current eligibility requirements impose limitations on the type of risk insured, standards for the geographic and customer diversification of risk, procedures for claims handling, acceptable underwriting practices and financial requirements which generally mirror state insurance regulatory requirements. These requirements are subject to change from time to time. Fannie Mae also has eligibility requirements, although such requirements are not published. Radian Guaranty and Amerin Guaranty are approved mortgage insurers for both Freddie Mac and Fannie Mae.

     In 1995, Freddie Mac and Fannie Mae began to require deeper coverage on certain loans with LTV ratios greater than 85%. Radian believes that this deeper coverage did not have a material effect on its financial results, although premiums earned and the level of risk have increased and the risk-to-capital ratio is relatively higher as a result of the increase in risk.

     In 1995, Radian issued a new Master Policy which applies to all business written after June 1, 1995. Changes in the terms include a broader scope of coverage for certain environmental and bankruptcy related claims, and somewhat more limited rights to reject claim payments, neither of which Radian believes will have a material adverse effect on its operations or financial results. The new Master Policy has been approved by Fannie Mae and Freddie Mac, as well as by all states which require approval of policy forms.

     In January 1999, Fannie Mae announced a new program which allows for lower levels of required mortgage insurance coverage for low down payment 30-year fixed rate loans approved through its Desktop Underwriter automated underwriting system. The insurance levels are similar to those required prior to 1995. Fannie Mae will replace some of the coverage with a layer of investor mortgage insurance coverage provided by at least two mortgage insurers, one of which will be Radian. Fannie Mae also announced that it intends to purchase additional insurance for certain eligible "Flex 97" and investor loans, and Radian has been selected to provide this coverage on a pilot basis. The Company does not believe that these developments will adversely affect the demand for or the profitability of mortgage insurance in the near future.

  Indirect Regulation

     The Company and Radian are also indirectly, but significantly, impacted by regulations affecting originators and purchasers of mortgage loans, particularly Freddie Mac and Fannie Mae, and regulations affecting governmental insurers such as the FHA and VA. Private mortgage insurers, including Radian, are highly dependent upon federal housing legislation and other laws and regulations which affect the demand for private mortgage insurance and the housing market generally. For example, legislation which increases the number of persons eligible for FHA or VA mortgages could have a material adverse effect on Radian's ability to compete with the FHA or VA.

     The FHA single family loan limits were raised in the fall of 1998. These increased loan limits vary by geographic region from $109,032 to $197,620. Radian does not believe that demand for private mortgage insurance has been or will be materially adversely affected by this change.

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

     Recent discussions with the Federal Trade Commission with regard to the adverse action disclosure provisions of the Fair Credit Reporting Act ("FCRA") have raised the possibility that Radian will need to make certain changes to its loan servicing and tracking procedures in order to give FCRA adverse action notices directly to borrowers. The Company does not believe that such changes will have a material effect on its operations.

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

EMPLOYEES

     At December 1999, Radian had approximately 680 employees, of which approximately one-third were located at its Philadelphia headquarters facility. Radian's employees are not unionized and management considers employee relations to be very good.

ITEM 2.  PROPERTIES

     The Company leases approximately 59,000 square feet for its corporate headquarters in Philadelphia under leases which expire in 2003. In addition, it leases space for its Regional, Service Center and On-site offices throughout the United States comprising approximately 57,000 square feet with leases expiring between 2000 and 2003. With respect to all facilities, the Company believes it will be able to obtain satisfactory lease renewal terms.

     The Company believes its existing properties are well utilized and are suitable and adequate for its present circumstances.

     Radian maintains a mini-computer network from its corporate data center located in its headquarters building to support its data processing requirements for accounting, claims, marketing, risk management, underwriting and non-insurance operations. In 1997, Radian centralized all computer operations. All the service centers are linked to the home office in Philadelphia via a high speed frame-relay network. The centralized environment is based on the Business Recovery Server ("BRS") architecture. The BRS consists of two geographically dispersed, identical data centers. Each data center is currently running at 35% of capacity. Either data center is capable of supporting the entire company. The data centers are linked via a fibre-optic link allowing simultaneous data updates through disk shadowing. Each center is part of a separate power grid. This redundant configuration provides disaster tolerance and automatic back-up, resource sharing and fail-over.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is involved in certain litigation arising in the normal course of its business. The Company is contesting the allegations in each pending action and believes, based on current knowledge and after consultation with counsel, that the outcome of such litigation will not have a material adverse effect on the Company's consolidated financial position and results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of 1999 to a vote of holders of the Company's common stock.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Information with respect to this item is included on page 44 of the Company's 1999 Annual Report to Stockholders under the caption "Common Stock" and is hereby incorporated by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     The information set forth in the tables on page 18 of the Company's 1999 Annual Report to Stockholders under the caption "Selected Financial and Statistical Data" is hereby incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information set forth on pages 37 through 42 in the Company's 1999 Annual Report to Stockholders under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" is hereby incorporated by reference.

ITEM 7A.  QUANTITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The information set forth on page 42 in the Company's 1999 Annual Report to Stockholders under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Quantitative and Qualitative Disclosures about Market Risk" is hereby incorporated by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated statements of income, of changes in common stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999, and the related consolidated balance sheets of the Company as of December 31, 1999 and 1998, together with the related notes thereto and the independent auditors' report, as well as the unaudited quarterly financial data, all set forth on pages 19 through 36 of the Company's 1999 Annual Report to Stockholders, are hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information on the directors and executive officers of the Registrant is included in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders, and is hereby incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     This information is included in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders, and is hereby incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     This information is included in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders, and is hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     This information is included in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders, and is hereby incorporated by reference.

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

     (b)    Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended December 31, 1999.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES
                             (ITEMS 14(a) 1 AND 2)

                                                                          PAGE
                                                              ----------------------------
                                                                                ANNUAL
                                                                 FORM          REPORT TO
                                                                 10-K        STOCKHOLDERS*
                                                              -----------    -------------
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated balance sheets at December 31, 1999 and 1998...      --            19
Consolidated statements of income for each of the three
  years in the period ended December 31, 1999...............      --            20
Consolidated statements of changes in common stockholders'
  equity for each of the three years in the period ended
  December 31, 1999.........................................      --            21
Consolidated statements of cash flows for each of the three
  years in the period ended December 31, 1999...............      --            22
Notes to consolidated financial statements..................      --           23-35
Independent auditors' report................................      --            36
FINANCIAL STATEMENT SCHEDULES
Independent auditors' report on financial statement
  schedules.................................................      F-1
Schedule I -- Summary of investments -- other than
  investments in related parties (December 31, 1999)........      F-2
Schedule III -- Condensed financial information of
  Registrant (December 31, 1999)............................   F-3 - F-7
Schedule VI -- Reinsurance (December 31, 1999)..............      F-8

     All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements and notes thereto.

                               INDEX TO EXHIBITS
                                 (ITEM 14(a) 3)

EXHIBIT
NUMBER                              EXHIBIT
-------                             -------
   2.1    Agreement and Plan of Merger dated as of November 22, 1998 between CMAC Investment Corporation and Amerin
          Corporation.(13) (Appendix 1)
   3.1    Second Amended and Restated Certificate of Incorporation of
          the Registrant.(14)
   3.2    Amended and restated by-laws of the Registrant.(13) (Exhibit
          3.2)
  *4.1    Specimen certificate for Common Stock.
   4.2    Certificate of Designations relating to $4.125 Preferred
          Stock of the Company.(2) (Exhibit 4.2)
   4.3    Specimen certificate for $4.125 Preferred Stock of the
          Company.(1) (Exhibit 4.3)
   4.4    Standstill and Voting Agreement dated October 27, 1992
          between the Company and Reliance Group Holdings, Inc.(2)
          (Exhibit 4.4)
   4.5    Amended and Restated Shareholders Rights Agreement.(11)(13)
          (Exhibit 4.4)
  10.1    Tax Indemnification Agreement dated October 28, 1992 among the Company, Commonwealth Land Title Insurance Company,
          Reliance Insurance Company and Reliance Group Holdings,
          Inc.(2) (Exhibit 10.3)
  10.2    Tax Allocation Agreement dated as of April 1, 1992, among
          Reliance Insurance Company and certain of its subsidiaries, including Commonwealth Mortgage Assurance Company.(1)
          (Exhibit 10.4)
  10.3    Form of Change of Control Agreement dated January 25, 1995, between the Company and each of Frank P. Filipps, Paul F.
          Fischer and C. Robert Quint.(5)(10) (Exhibit 10.6)
  10.4    Change of Control Agreements dated October 30, 1997, between the Company and both Howard S. Yaruss.(7)(10) (Exhibit 10.7)
  10.5    Change of Control Agreement dated February 6, 1998, between the Company and Scott Stevens.(8)(10) (Exhibit 10.5)
 *10.6    Change of Control Agreement dated June 9, 1999, between the
          Company and Andrew Luczakowsky.(10)
  10.7    Change of Control Agreement dated March 12, 1999, between
          the Company and Roy J. Kasmar.(13) (Exhibit 10.40)
  10.8    Employment Agreement dated March 12, 1999, between the
          Company and Roy J. Kasmar.(13) (Exhibit 10.39)
  10.9    CMAC Investment Corporation Pension Plan.(2)(10) (Exhibit
          10.8)
  10.10   CMAC Investment Corporation Savings Incentive Plan, as
          amended and restated through January 1, 1994.(5)(10)
          (Exhibit 10.9)
  10.11   CMAC Investment Corporation 1992 Stock Option Plan as
          amended as of January 1, 1995.(5)(10) (Exhibit 10.10)
  10.12   Amended and restated CMAC Investment Corporation Equity
          Compensation Plan.(8)(10) (Exhibit 10.9) (14) (Appendix V)
 *10.13   Radian Group Inc. Deferred Compensation Plan.(10)
  10.14   Purchase Agreement dated October 29, 1992 between the
          Company and Commonwealth Land Title Insurance Company
          regarding $4.125 Preferred Stock.(2) (Exhibit 10.14)
  10.15   Registration Rights Agreement dated October 27, 1992 between the Company and Commonwealth Land Title Insurance
          Company.(2) (Exhibit 10.15)
  10.16   Form of Commonwealth Mortgage Assurance Company Master
          Policy.(1) (Exhibit 10.16)

EXHIBIT
NUMBER                              EXHIBIT
-------                             -------
  10.17   Risk-to-Capital Ratio Maintenance Agreement between the
          Company and Commonwealth Mortgage Assurance Company
          regarding matters relating to Moody's financial strength
          rating as amended through October 22, 1993.(3) (Exhibit
          10.15)
  10.18   Reserve Account Agreement dated August 14, 1992, between the
          Company and Commonwealth Mortgage Assurance Company
          regarding $4.125 Preferred Stock.(1) (Exhibit 10.18)
  10.19   First Layer Binder of Reinsurance, effective March 1, 1992, among Commonwealth Mortgage Assurance Company, Commonwealth
          Mortgage Assurance Company of Arizona, and AXA Reinsurance
          SA.(1) (Exhibit 10.19)
  10.20   Capital Mortgage Reinsurance Company Variable Quota Share
          Reinsurance Agreement, effective January 1, 1994, between
          Commonwealth Mortgage Assurance Company and its affiliates and Capital Mortgage Reinsurance Company.(4) (Exhibit 10.19)
  10.21   Capital Reinsurance Company Reinsurance Agreement, effective
          January 1, 1994, between Commonwealth Mortgage Assurance
          Company and Capital Reinsurance Company.(4) (Exhibit 10.20)
  10.22   Capital Mortgage Reinsurance Company Variable Quota Share
          Reinsurance Agreement, effective January 1, 1995, between
          Commonwealth Mortgage Assurance Company and its affiliates and Capital Mortgage Reinsurance Company.(5) (Exhibit 10.20)
  10.23   Capital Mortgage Reinsurance Company Variable Quota Share
          Reinsurance Agreement, effective January 1, 1996, between
          Commonwealth Mortgage Assurance Company and its affiliates and Capital Mortgage Reinsurance Company.(6) (Exhibit 10.21)
  10.24   Capital Mortgage Reinsurance Company Variable Quota Share
          Reinsurance Agreement, effective January 1, 1997, between
          Commonwealth Mortgage Assurance Company and its affiliates and Capital Mortgage Reinsurance Company.(7) (Exhibit 10.22)
 *10.25   Guaranty Agreement, effective August 11, 1999, between
          Radian Guaranty Inc. and Amerin Guaranty Corporation.
  10.26   Amended form of Commonwealth Mortgage Assurance Company
          Master Policy, effective June 1, 1995.(4) (Exhibit 10.22)
  10.27   CMAC Investment Corporation 1997 Employee Stock Purchase
          Plan.(9)
  10.28   Amended and Restated Amerin Corporation 1992 Long-Term
          Incentive Plan.(13) (Exhibit 10.33)
 *22.1    Revised Subsidiaries of the Company.
 *23.1    Consent of Deloitte & Touche LLP.
 *23.2    Consent of Ernst & Young LLP.
 *27      Financial Data Schedule.
 *99      Independent Auditors Report from Ernst & Young LLP.

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

 (8) Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit in the Registrant's Annual Report on Form 10-K filed April 15, 1999.

 (9) Incorporated by reference filed in the Registrant's Registration Statement on Form S-8 filed November 19, 1997 (File No. 333-40623).

(10) Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.

(11) Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit in the Registrants' Report on Form 8-K filed May 1, 1998.

(12) Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit in the Registrants' Report on Form 8-K filed November 25, 1998.

(13) Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit in the Registrants' Registration Statement on Form S-4 filed May 6, 1999 (File No. 333-77957).

(14) Incorporated by reference to the appendix identified in parentheses, filed as an appendix to the DEF 14A filed May 11, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2000.

                                          Radian Group Inc.

                                          By:     /s/ FRANK P. FILIPPS
                                            ------------------------------------
                                            Frank P. Filipps
                                            (principal executive officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 30, 2000 by the following persons on behalf of the registrant and in the capacities indicated.

                        NAME                                               TITLE
                        ----                                               -----
                /s/ FRANK P. FILIPPS                   Chairman of the Board, Chief Executive Officer
-----------------------------------------------------    and Director
                  Frank P. Filipps

                  /s/ ROY J. KASMAR                    President, Chief Operating Officer and
-----------------------------------------------------    Director
                    Roy J. Kasmar

                 /s/ C. ROBERT QUINT                   Executive Vice President, Chief Financial
-----------------------------------------------------    Officer (principal accounting officer)
                   C. Robert Quint

                 /s/ DAVID C. CARNEY                   Director
-----------------------------------------------------
                   David C. Carney

                /s/ HOWARD B. CULANG                   Director
-----------------------------------------------------
                  Howard B. Culang

          /s/ CLAIRE M. FAGIN, PH.D., R.N.             Director
-----------------------------------------------------
             Claire M. Fagin, Ph.D., R.N

               /s/ ROSEMARIE B. GRECO                  Director
-----------------------------------------------------
                 Rosemarie B. Greco

               /s/ STEPHEN T. HOPKINS                  Director
-----------------------------------------------------
                 Stephen T. Hopkins

                /s/ JAMES W. JENNINGS                  Director
-----------------------------------------------------
                  James W. Jennings

                 /s/ JAMES C. MILLER                   Director
-----------------------------------------------------
                   James C. Miller

                 /s/ RONALD W. MOORE                   Director
-----------------------------------------------------
                   Ronald W. Moore

                        NAME                                               TITLE
                        ----                                               -----
               /s/ ROBERT W. RICHARDS                  Director
-----------------------------------------------------
                 Robert W. Richards

              /s/ ANTHONY W. SCHWEIGER                 Director
-----------------------------------------------------
                Anthony W. Schweiger

                  /s/ LARRY SWEDROE                    Director
-----------------------------------------------------
                    Larry Swedroe

                 /s/ HERBERT WENDER                    Director
-----------------------------------------------------
                   Herbert Wender

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Radian Group Inc.
Philadelphia, Pennsylvania

     We have audited the consolidated financial statements of Radian Group Inc. and subsidiaries (the "Company") as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated March 10, 2000, which makes reference to the report of other auditors; such consolidated financial statements and report are included in your 1999 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedules of Radian Group Inc. and subsidiaries, listed in Item 14. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, based on our audits and the report of other auditors, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
---------------------------------------------------------
DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
March 10, 2000

                               RADIAN GROUP INC.

                                   SCHEDULE I
      SUMMARY OF INVESTMENTS -- OTHER THAN INVESTMENTS IN RELATED PARTIES
                               DECEMBER 31, 1999

                                                                                       AMOUNT
                                                                                      AT WHICH
                                                                                      SHOWN ON
                                                         AMORTIZED        FAIR       THE BALANCE
                  TYPE OF INVESTMENT                        COST         VALUE          SHEET
                  ------------------                     ----------    ----------    -----------
                                                                     (IN THOUSANDS)
Fixed Maturities:

  Bonds:
     U. S. government and government agencies and
       authorities.....................................  $  104,007    $   99,431    $   99,452
     State and municipal obligations...................   1,081,962     1,055,309     1,048,580
     Corporate obligations.............................      82,167        83,741        83,741
     Redeemable preferred stocks.......................      40,258        41,552        41,552
                                                         ----------    ----------    ----------
Total fixed maturities.................................   1,308,394     1,280,033     1,273,325
Equity securities......................................      47,719        58,378        58,378
Short-term investments.................................      56,974        56,974        56,974
                                                         ----------    ----------    ----------
Total investments other than investments in related
  parties..............................................  $1,413,087    $1,395,385    $1,388,677
                                                         ==========    ==========    ==========

                               RADIAN GROUP INC.

         SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            CONDENSED BALANCE SHEETS
                              PARENT COMPANY ONLY

                                                                   DECEMBER 31
                                                              ----------------------
                                                                 1999         1998
(IN THOUSANDS, EXCEPT SHARE AND PER-SHARE AMOUNTS)            ----------    --------
ASSETS
Investments
  Fixed maturities held to maturity -- at amortized cost
     (fair value $10,141 and $10,726).......................  $    9,781    $  9,757
  Fixed maturities available for sale -- at fair value
     (amortized cost $391 and $391).........................         378         409
  Short-term investments....................................         705         175
Cash........................................................         106       2,385
Investment in subsidiaries, at equity in net assets.........   1,091,306     957,815
Federal income taxes........................................         268       3,913
Other assets................................................         876       3,880
                                                              ----------    --------
                                                              $1,103,420    $978,334
                                                              ==========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable -- affiliates..............................  $      927    $  3,244
Accounts payable -- other...................................       1,337         435
Notes payable...............................................       3,487       2,043
Other liabilities...........................................         413         413
                                                              ----------    --------
                                                                   6,164       6,135
                                                              ----------    --------
Redeemable preferred stock, par value $.001 per share;
  800,000 shares issued and outstanding -- at redemption
  value.....................................................      40,000      40,000
                                                              ----------    --------
Common stockholders' equity
  Common stock, par value $.001 per share; 80,000,000 shares authorized; 37,307,504 and 36,842,550 shares,
     respectively, issued and outstanding...................          37          37
  Additional paid-in capital................................     524,408     507,282
  Retained earnings.........................................     548,684     407,406
  Accumulated other comprehensive (loss) income.............     (15,873)     17,474
                                                              ----------    --------
                                                               1,057,256     932,199
                                                              ----------    --------
                                                              $1,103,420    $978,334
                                                              ==========    ========

                            See supplementary notes.

                               RADIAN GROUP INC.

         SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         CONDENSED STATEMENTS OF INCOME
                              PARENT COMPANY ONLY

                                                                  YEAR ENDED DECEMBER 31
                                                             --------------------------------
                                                               1999        1998        1997
                                                             --------    --------    --------
                                                                      (IN THOUSANDS)
Revenues
  Equity in undistributed net income of subsidiaries.......  $160,584    $140,291    $113,109
  Dividends received from subsidiaries.....................        --       4,000       4,300
  Net investment income....................................       200         669         899
  Gain (loss) on sale of investments, net..................        --           7          (3)
                                                             --------    --------    --------
                                                              160,784     144,967     118,305
                                                             --------    --------    --------
Expenses
  Operating expenses.......................................     2,241       3,691       3,345
  Merger expenses..........................................    12,812          --          --
                                                             --------    --------    --------
                                                               15,053       3,691       3,345
                                                             --------    --------    --------
Pretax income..............................................   145,731     141,276     114,960
Income tax benefit.........................................     2,407         961         166
                                                             --------    --------    --------
Net income.................................................  $148,138    $142,237    $115,726
                                                             ========    ========    ========

                            See supplementary notes.

                               RADIAN GROUP INC.

         SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       CONDENSED STATEMENTS OF CASH FLOWS
                              PARENT COMPANY ONLY

                                                                YEAR ENDED DECEMBER 31
                                                          -----------------------------------
                                                            1999         1998         1997
                                                          ---------    ---------    ---------
                                                                    (IN THOUSANDS)
Cash flows from operating activities
  Net income............................................  $ 148,138    $ 142,237    $ 115,726
  Adjustments to reconcile net income to net cash
     provided by operating activities...................
  Equity in undistributed net income of subsidiaries....   (160,584)    (140,291)    (113,109)
  Increase (decrease) in federal income taxes...........      3,645       (1,910)        (740)
  Increase in notes payable.............................      1,444        2,009           34
  Net change in other assets, accounts payable and other
     liabilities........................................      1,589          (76)         613
                                                          ---------    ---------    ---------
Net cash (used in) provided by operating activities.....     (5,768)       1,969        2,524
                                                          ---------    ---------    ---------
Cash flows from investing activities
  Proceeds from sales of fixed maturity investments
     available for sale.................................         --        1,600        1,198
  Purchases of fixed maturity investments available for
     sale...............................................         --       (1,205)          --
  (Purchases) sales of short-term investments -- net....       (530)        (140)         807
  Other.................................................        (16)         (23)         (21)
                                                          ---------    ---------    ---------
Net cash (used in) provided by investing activities.....       (546)         232        1,984
                                                          ---------    ---------    ---------
Cash flows from financing activities
  Dividends paid........................................     (6,860)      (6,019)      (5,996)
  Capital contribution..................................     (2,593)      (1,759)      (1,277)
  Proceeds from issuance of common stock................     13,488        7,882        2,665
                                                          ---------    ---------    ---------
Net cash provided by (used in) financing activities.....      4,035         (104)      (4,608)
                                                          ---------    ---------    ---------
Decrease (increase) in cash.............................     (2,279)       2,305         (100)
Cash, beginning of year.................................      2,385           80          180
                                                          ---------    ---------    ---------
Cash, end of year.......................................  $     106    $   2,385    $      80
                                                          =========    =========    =========

                            See supplementary notes.

                               RADIAN GROUP INC.

         SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              PARENT COMPANY ONLY
                              SUPPLEMENTARY NOTES

NOTE A

     The accompanying Parent Company financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements appearing on pages 19 through 35 of the Radian Group Inc. 1999 Annual Report to Stockholders.

NOTE B

     On November 22, 1998, the board of directors of CMAC Investment Corporation ("CMAC") and the board of directors of Amerin Corporation each approved an Agreement and Plan of Merger pursuant to which CMAC and Amerin have merged. The merger closed on June 9, 1999 after approval by the stockholders of both companies, at which time the name of the merged company was changed to Radian Group Inc. (the "Company"). At the same time, the name of the Company's main operating subsidiary, Commonwealth Mortgage Assurance Company, was changed to Radian Guaranty Inc. ("Radian Guaranty"), while the main operating subsidiary of Amerin Corporation, Amerin Guaranty Corporation ("Amerin Guaranty"), retained its name. As a result of the merger, Amerin Corporation stockholders received
0.5333 shares (14,168,635 shares were issued) of CMAC common stock in a tax-free exchange for each share of Amerin Corporation common stock that they owned. CMAC stockholders continued to own their existing shares after the merger. The merger transaction has been accounted for on a pooling of interests basis and, therefore, all financial statements presented reflect the combined entity.

     The Company's preferred stock is entitled to cumulative annual dividends of $4.125 per share, payable quarterly in arrears. The preferred stock is redeemable at the option of the Company at $54.125 per share on or after August 15, 2002, and declining to $50.00 per share on or after August 15, 2005 (plus in each case accumulated and unpaid dividends), or is subject to mandatory redemption at a redemption price of $50.00 per share plus accumulated and unpaid dividends based upon specified annual sinking fund requirements from 2002 to 2011.

     The Company is a holding company whose principal source of income is dividends from Radian Guaranty and Amerin Guaranty. The ability of Radian Guaranty to pay dividends on its common stock is restricted by certain provisions of the insurance laws of the Commonwealth of Pennsylvania, its state of domicile. The insurance laws of Pennsylvania establish a test limiting the maximum amount of dividends which may be paid by an insurer without prior approval by the Pennsylvania Insurance Commissioner. Under such test, Radian Guaranty may pay dividends during any 12-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders' surplus or
(ii) the preceding year's statutory net income. In accordance with such restrictions, $137,094,000 would be available for dividends in 2000. However, an amendment to the Pennsylvania statute requires that dividends and other distributions be paid out of an insurer's unassigned surplus. Because of the unique nature of the method of accounting for contingency reserves, Radian Guaranty has negative unassigned surplus. Thus, prior approval by the Pennsylvania Insurance Commissioner is required for Radian Guaranty to pay dividends or make other distributions so long as Radian Guaranty has negative unassigned surplus. The Pennsylvania Insurance Commissioner has approved all distributions by Radian Guaranty since the passage of this amendment and management has every expectation that the Commissioner of Insurance will continue to approve such distributions in the future, provided that the financial condition of Radian Guaranty does not materially change. The State of California has a statute requiring mortgage insurers to pay dividends or make other distributions out of unassigned surplus. Radian Guaranty and the California Department of Insurance have reached an understanding under which Radian Guaranty will be able to pay dividends or make other distributions to the Company provided that the financial condition of Radian Guaranty does not materially change.

                               RADIAN GROUP INC.

         SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              PARENT COMPANY ONLY
                       SUPPLEMENTARY NOTES -- (CONTINUED)

     The ability of Amerin Guaranty to pay dividends on its common stock is restricted by certain provisions of the insurance laws of the State of Illinois, its state of domicile. The insurance laws of Illinois establish a test limiting the maximum amount of dividends that may be paid from positive unassigned surplus by an insurer without prior approval by the Illinois Insurance Commissioner. Under such test, Amerin Guaranty may pay dividends during any 12-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders' surplus or (ii) the preceding year's statutory net income. In accordance with such restrictions, $16,177,000 would be available for dividends in 2000 without prior regulatory approval, which represents the positive unassigned surplus of Amerin Guaranty at December 31, 1999.

     Radian Guaranty's current excess of loss reinsurance arrangement prohibits the payment of any dividend which would have the effect of reducing the total of its statutory policyholders' surplus plus its contingency reserve below $85,000,000. As of December 31, 1999, Radian Guaranty had statutory policyholders' surplus of $157,693,000 and a contingency reserve of $613,537,000, for a total of $771,230,000.

     The Company and Radian Guaranty have entered into an agreement, pursuant to which the Company has agreed to establish and, for so long as any shares of $4.125 Preferred Stock remain outstanding, maintain a reserve account in an amount equal to three years of dividend payments on the outstanding shares of $4.125 Preferred Stock (currently $9,900,000), and not to pay dividends on the common stock at any time when the amount in the reserve account is less than three years of dividend payments on the shares of $4.125 Preferred Stock then outstanding. This agreement between the Company and Radian Guaranty provides that the holders of the $4.125 Preferred Stock are entitled to enforce the agreement's provisions as if such holders were signatories to the agreement.

     The Company may not pay any dividends on shares of common stock unless the Company has paid all accrued dividends on and has complied with all sinking fund and redemption obligations relating to its outstanding shares of $4.125 Preferred Stock.

                               RADIAN GROUP INC.

                           SCHEDULE VI -- REINSURANCE
                       MORTGAGE INSURANCE PREMIUMS EARNED
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                ASSUMED                 PERCENTAGE
                                                  CEDED TO       FROM                   OF AMOUNT
                                       GROSS        OTHER        OTHER        NET        ASSUMED
                                       AMOUNT     COMPANIES    COMPANIES     AMOUNT       TO NET
                                      --------    ---------    ---------    --------    ----------
                                                      (IN THOUSANDS)
1999................................  $517,364     $44,816       $ 87       $472,635       0.02%
                                      ========     =======       ====       ========
1998................................  $448,668     $43,545       $129       $405,252       0.03%
                                      ========     =======       ====       ========
1997................................  $355,641     $25,783       $181       $330,039       0.05%
                                      ========     =======       ====       ========

           This document has been printed entirely on recycled paper.

SELECTED FINANCIAL AND STATISTICAL DATA (1)

                                                     1999             1998             1997             1996             1995
                                                  ----------       ----------       ----------       ----------       ----------
 (in millions, except per-share amounts and ratios)
     CONSOLIDATED STATEMENT OF INCOME
     Premiums earned                              $    472.6       $    405.3       $    330.0       $    250.3       $    164.7
     Net investment income                              67.3             59.9             52.4             46.9             33.6
     Total revenues                                    552.8            483.6            390.0            302.0            201.3
     Provision for losses                              174.1            166.4            147.4            112.6             65.6
     Policy acquisition costs and other
       operating expenses                              121.4            118.2             83.4             67.2             53.2
     Compensation charge from initial public
       offering                                         --               --               --               --               35.7
     Merger expenses                                    37.8              1.1             --               --               --
     Pretax income                                     219.5            197.9            159.2            122.2             46.8
     Net income                                        148.1            142.2            115.7             90.5             28.0
     Net income per share (2) (3)                 $     3.83       $     3.67       $     2.99       $     2.35       $     0.67
     Average shares outstanding (2) (3)                 37.9             37.8             37.5             37.2             29.2

     CONSOLIDATED BALANCE SHEET
     Assets                                       $  1,776.7       $  1,513.4       $  1,222.7       $  1,015.0       $    856.7
     Investments                                     1,388.7          1,175.5            974.7            842.0            734.5
     Unearned premiums                                  54.9             75.5             72.7             73.9             68.8
     Reserve for losses                                335.6            245.1            179.9            126.9             74.4
     Redeemable preferred stock                         40.0             40.0             40.0             40.0             40.0
     Common stockholders' equity                     1,057.3            932.2           780.16            657.0            572.8
     Book value per share (3)                     $    28.34       $    25.30       $    21.38       $    18.10       $    15.86

     STATUTORY RATIOS
     Loss ratio                                         37.6%            42.0%            46.1%            46.7%            41.8%
     Expense ratio (4)                                  24.2             24.6             22.5             24.5             31.5
                                                  ----------       ----------       ----------       ----------       ----------
     Combined ratio                                     61.8%            66.6%            68.6%            71.2%            73.3%

     OTHER STATUTORY DATA
     New primary insurance written                $   33,256       $   37,067       $   21,481       $   20,018       $   16,531
     Direct primary insurance in force                94,671           81,910           67,294           54,215           40,624
     Direct primary risk in force                     21,645           18,627           15,158           12,023            8,661
     Direct pool risk in force                         1,398              993              601              342              223


     (1) Effective June 9, 1999, Radian Group Inc. was formed by the merger of CMAC Investment Corporation and Amerin Corporation pursuant to an Agreement and Plan of Merger dated November 22, 1998. The transaction was accounted for on a pooling of interests basis and, therefore, all financial statements presented reflect the combined entity. See note 1 of Notes to Consolidated Financial Statements set forth on page 23 herein.

     (2) Diluted net income per share and average share information per Statement of Financial Accounting Standards No. 128, "Earnings Per Share." See note 1 of Notes to Consolidated Financial Statements set forth on page 24 herein.

     (3) All share and per-share data for prior periods have been restated to reflect the stock split in 1996.

     (4) 1999 expense ratio calculated net of merger expenses of $21.8 million recognized by statutory companies.

CONSOLIDATED BALANCE SHEETS

                                                                           DECEMBER 31
                                                                   -----------------------------
                                                                      1999              1998
                                                                   -----------       -----------
(in thousands, except share and per-share amounts)
     ASSETS
     Investments
      Fixed maturities held to maturity--at amortized cost
       (fair value $475,257 and $512,368)                          $   468,549       $   477,518
      Fixed maturities available for sale--at fair value
       (amortized cost $839,845 and $621,581)                          804,776           646,148
     Equity securities--at fair value
       (cost $47,719 and $25,109)                                       58,378            27,425
     Short-term investments                                             56,974            24,361
     Cash                                                                7,507             9,377
     Deferred policy acquisition costs                                  61,680            48,983
     Prepaid federal income taxes                                      204,701           152,864
     Provisional losses recoverable                                     40,065            32,718
     Other assets                                                       74,082            94,011
                                                                   -----------       -----------
                                                                   $ 1,776,712       $ 1,513,405
                                                                   ===========       ===========
     LIABILITIES AND STOCKHOLDERS' EQUITY
     Unearned premiums                                             $    54,925       $    75,538
     Reserve for losses                                                335,584           245,125
     Deferred federal income taxes                                     206,168           166,276
     Accounts payable and accrued expenses                              82,779            54,267
                                                                   -----------       -----------
                                                                       679,456           541,206
                                                                   -----------       -----------
     Redeemable preferred stock, par value $.001 per share;
       800,000 shares issued and outstanding--at redemption
       value                                                            40,000            40,000
                                                                   -----------       -----------
     Commitments and contingencies
     Common stockholders' equity
      Common stock, par value $.001 per share; 80,000,000
       shares authorized; 37,307,504 and 36,842,550 shares,
       respectively, issued and outstanding                                 37                37
      Additional paid-in capital                                       524,408           507,282
      Retained earnings                                                548,684           407,406
      Accumulated other comprehensive (loss) income                    (15,873)           17,474
                                                                   -----------       -----------
                                                                     1,057,256           932,199
                                                                   -----------       -----------
                                                                   $ 1,776,712       $ 1,513,405
                                                                   ===========       ===========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

                                                             YEAR ENDED DECEMBER 31
                                                     -----------------------------------------
                                                        1999           1998            1997
                                                     ---------       ---------       ---------
(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)
     REVENUES
       Net premiums written                          $ 451,817       $ 406,467       $ 327,766
       Decrease (increase) in unearned premiums         20,818          (1,215)          2,273
                                                     ---------       ---------       ---------
       Premiums earned                                 472,635         405,252         330,039
       Net investment income                            67,259          59,862          52,394
       Gain on sales of investments, net                 1,568           3,156           1,973
       Other income                                     11,349          15,317           5,575
                                                     ---------       ---------       ---------
                                                       552,811         483,587         389,981
                                                     ---------       ---------       ---------
     EXPENSES
       Provision for losses                            174,143         166,377         147,421
       Policy acquisition costs                         58,777          58,479          41,807
       Other operating expenses                         62,659          59,720          41,592
       Merger expenses                                  37,766           1,098            --
                                                     ---------       ---------       ---------
                                                       333,345         285,674         230,820
                                                     ---------       ---------       ---------
     Pretax income                                     219,466         197,913         159,161
     Provision for income taxes                        (71,328)        (55,676)        (43,435)
                                                     ---------       ---------       ---------
     Net income                                        148,138         142,237         115,726
     Dividends to preferred stockholder                  3,300           3,300           3,300
                                                     ---------       ---------       ---------
     Net income available to common
       stockholders                                  $ 144,838       $ 138,937       $ 112,426
                                                     =========       =========       =========
     Basic net income per share                      $    3.92       $    3.78       $    3.09
                                                     =========       =========       =========
     Diluted net income per share                    $    3.83       $    3.67       $    2.99
                                                     =========       =========       =========

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS' EQUITY

                                                                                                  ACCUMULATED
                                                                                                     OTHER
                                                                ADDITIONAL                       COMPREHENSIVE
                                                COMMON           PAID-IN           RETAINED          INCOME
                                                STOCK            CAPITAL           EARNINGS          (LOSS)             TOTAL
                                             -----------       -----------       -----------       -----------       -----------
    (IN THOUSANDS)
     BALANCE, JANUARY 1, 1997                $        36       $   492,541       $   161,458       $     2,918       $   656,953

     Comprehensive income:
       Net income                                   --                               115,726                             115,726
       Unrealized holding gains
         arising during period, net
         of tax of $5,658                           --                                                  10,508
       Less: Reclassification
         adjustment for net gains
         included in net income, net
         of tax of $693                             --                                                  (1,288)
                                                                                                   -----------
       Net unrealized gain on
         investments, net of tax of
         $4,965                                     --                --                                 9,220             9,220
                                                                                                                     -----------
     Comprehensive income                                                                                                124,946
     Issuance of common stock                       --               4,195                                --               4,195
     Dividends                                      --                --              (5,996)             --              (5,996)
                                             -----------       -----------       -----------       -----------       -----------
     BALANCE, DECEMBER 31, 1997                       36           496,736           271,188            12,138           780,098
     Comprehensive income:
       Net income                                   --                --             142,237              --             142,237
       Unrealized holding gains
         arising during period, net
         of tax of $3,914                           --                                    --             7,270
       Less: Reclassification
         adjustment for net gains
         included in net income, net
         of tax of $1,041                           --                                                  (1,934)
                                                                                                   -----------
       Net unrealized gain on
         investments, net of tax of
         $2,873                                                                                          5,336             5,336
                                                                                                                     -----------
     Comprehensive income                                                                                                147,573
     Issuance of common stock                          1            10,546                                                10,547
     Dividends                                      --                --              (6,019)             --              (6,019)
                                             -----------       -----------       -----------       -----------       -----------
     BALANCE, DECEMBER 31, 1998                       37           507,282           407,406            17,474           932,199
     Comprehensive income:
       Net income                                   --                --             148,138              --             148,138
       Unrealized holding losses
         arising during period, net
         of tax benefit of $17,398                  --                --                               (32,311)
       Less: Reclassification adjustment
         for net gains included in net
         income, net of tax of $558                 --                                                  (1,036)
                                                                                                   -----------
       Net unrealized loss on
         investments, net of tax
         benefit of $17,956                                                                            (33,347)          (33,347)
                                                                                                                     -----------
     Comprehensive income                                                                                                114,791
     Issuance of common stock                       --              17,126                                                17,126
     Dividends                                      --                --              (6,860)             --              (6,860)
                                             -----------       -----------       -----------       -----------       -----------
     BALANCE, DECEMBER 31, 1999              $        37       $   524,408       $   548,684       $   (15,873)      $ 1,057,256
                                             ===========       ===========       ===========       ===========       ===========

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         YEAR ENDED DECEMBER 31
                                                               -----------------------------------------
                                                                 1999            1998            1997
                                                               ---------       ---------       ---------
(IN THOUSANDS)

     Cash flows from operating activities
       Net income                                              $ 148,138       $ 142,237       $ 115,726
       Adjustments to reconcile net income to net cash
         provided by operating activities
         Gain on sales of fixed maturity investments, net         (1,478)         (3,182)         (1,973)
         (Gain) loss on sales of equity securities
           available for sale, net                                   (90)             26            --

         (Decrease) increase in unearned premiums                (20,613)          2,854          (1,225)
         Amortization of deferred policy acquisition costs        58,777          58,479          41,807
         Increase in deferred policy acquisition costs           (71,474)        (74,661)        (45,139)
         Increase in reserve for losses                           90,459          65,217          52,972
         Increase in deferred federal income taxes                57,849          49,814          37,023
         Increase in prepaid federal income taxes                (51,837)        (45,993)        (35,307)
         Increase in provisional losses recoverable               (7,347)         (1,393)        (13,126)
         Net change in other assets, accounts payable and
          accrued expenses                                        45,589          (3,340)         (2,646)
                                                               ---------       ---------       ---------
     Net cash provided by operating activities                   247,973         190,058         148,112
                                                               ---------       ---------       ---------
     Cash flows from investing activities
       Proceeds from sales of fixed maturity investments
        available for sale                                       131,170         234,259          71,426
       Proceeds from sales of fixed maturity investments
        held to maturity                                              10           1,031            --
       Proceeds from sales of equity securities available
        for sale                                                     339             698            --
       Proceeds from redemptions of fixed maturity
        investments available for sale                            24,769          23,973          13,076
       Proceeds from redemptions of fixed maturity
        investments held to maturity                              19,981          13,843           4,945
       Proceeds from redemptions of equity securities
        available for sale                                         2,737             125            --
       Purchases of fixed maturity investments available
        for sale                                                (380,683)       (421,754)       (128,344)
       Purchases of fixed maturity investments held to
        maturity                                                    --              --           (98,875)
       Purchases of equity securities available for sale         (25,595)        (25,958)           --
       (Purchases) sales of short-term investments, net          (32,560)        (10,685)         11,487
       Sales (purchases) of property and equipment, net            1,191          (6,468)        (15,204)
       Other                                                      (1,468)         (1,093)         (2,337)
                                                               ---------       ---------       ---------
     Net cash used in investing activities                      (260,109)       (192,029)       (143,826)
                                                               ---------       ---------       ---------
       Cash flows from financing activities
       Dividends paid                                             (6,860)         (6,019)         (5,996)
       Proceeds from issuance of common stock                     17,126          10,547           4,165
                                                               ---------       ---------       ---------
     Net cash provided by (used in) financing activities          10,266           4,528          (1,831)
                                                               ---------       ---------       ---------
     (Decrease) increase in cash                                  (1,870)          2,557           2,455
     Cash, beginning of year                                       9,377           6,820           4,365
                                                               ---------       ---------       ---------
     Cash, end of year                                         $   7,507       $   9,377       $   6,820
                                                               =========       =========       =========
     Supplemental disclosures of cash flow information
      Income taxes paid                                        $  61,450       $  50,700       $  40,100
                                                               =========       =========       =========
      Interest paid                                            $     181       $      66       $    --
                                                               =========       =========       =========

See Notes To Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

On November 22, 1998, the board of directors of CMAC Investment Corporation ("CMACINV") and the board of directors of Amerin Corporation each approved an Agreement and Plan of Merger pursuant to which CMACINV and Amerin have merged. The merger closed on June 9, 1999 after approval by the stockholders of both companies, at which time the name of the merged company was changed to Radian Group Inc. (the "Company"). At the same time, the name of the Company's main operating subsidiary, Commonwealth Mortgage Assurance Company, was changed to Radian Guaranty Inc. ("Radian Guaranty"), while the main operating subsidiary of Amerin Corporation, Amerin Guaranty Corporation ("Amerin Guaranty"), retained its name. As a result of the merger, Amerin Corporation stockholders received
0.5333 shares (14,168,635 shares were issued) of CMACINV common stock in a tax-free exchange for each share of Amerin Corporation common stock that they owned. CMACINV's stockholders continued to own their existing shares after the merger. The merger transaction has been accounted for on a pooling of interests basis and, therefore, all financial statements presented reflect the combined entity. There were no intercompany transactions requiring elimination for any periods presented prior to the merger.

The operating results of the separate companies through the merger in 1999 and prior to the merger are as follows (in thousands):

                                                                  NET          NET
                                                               REVENUES       INCOME
                                                               --------      --------
   For the year ended December 31, 1999:
     Radian Group Inc.                                         $419,611      $110,785
     CMAC Investment Corporation (through March 31, 1999)        89,787        22,878
     Amerin Corporation (through March 31, 1999)                 43,413        14,475
                                                               --------      --------
          Combined                                             $552,811      $148,138
                                                               ========      ========
    For the year ended December 31, 1998:
     CMAC Investment Corporation                               $332,966      $ 91,054
     Amerin Corporation                                         150,621        51,183
                                                               --------      --------
          Combined                                             $483,587      $142,237
                                                               ========      ========
    For the year ended December 31, 1997:
     CMAC Investment Corporation                               $277,310      $ 74,967
     Amerin Corporation                                         112,671        40,759
                                                               --------      --------
          Combined                                             $389,981      $115,726
                                                               ========      ========

    The Company, through its wholly owned subsidiaries, Radian Guaranty and Amerin Guaranty (together referred to as "Radian"), provides private mortgage insurance and risk management services to mortgage lending institutions located throughout the United States. Consistent with the rest of the private mortgage insurance industry, Radian's highest state concentration of risk is in California. As of December 31, 1999, California accounted for 17.6% of Radian's total direct primary insurance in force and 11.7% of Radian's total direct pool insurance in force. In addition, California accounted for 16.6% of Radian's direct primary new insurance written for the year ended December 31, 1999. The largest single customer of Radian (including branches and affiliates of such customer), measured by new insurance written, accounted for 12.2% of new insurance written during 1999, compared to 18.3% in 1998 and 15.8% in 1997. Private mortgage insurance protects lenders from default-related losses on residential first mortgage loans made to home buyers who make down payments of less than 20% of the purchase price and facilitates the sale of these mortgages in the secondary market.

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

INSURANCE PREMIUMS

    Statement of Financial Accounting Standards ("SFAS") No. 60, "Accounting and Reporting by Insurance Enterprises," specifically excludes mortgage guaranty insurance from its guidance relating to the earning of insurance premiums. Consistent with generally accepted accounting principles and industry accounting practices, premiums written on an annual and multiyear basis are initially deferred as unearned premiums and earned over the policy term, and premiums written on a monthly basis are primarily earned as they are received. Annual premiums are amortized on a monthly, straight-line basis. Multiyear premiums are amortized over the terms of the contracts in accordance with the anticipated claim payment pattern based on historical industry experience.
Ceded premiums written are initially set up as prepaid reinsurance and are amortized in accordance with direct premiums earned.

RESERVE FOR LOSSES

The reserve for losses consists of the estimated cost of settling claims on defaults reported and defaults that have occurred but have not been reported. SFAS 60 specifically excludes mortgage guaranty insurance from its guidance relating to the reserve for losses. Consistent with generally accepted accounting principles and industry accounting practices, the Company does not establish loss reserves for future claims on insured loans that are not currently in default. In determining the liability for unpaid losses related to reported outstanding defaults, the Company establishes loss reserves on a case-by-case basis. The amount reserved for any particular loan is dependent upon the characteristics of the loan, the status of the loan as reported by the servicer of the insured loan as well as the economic condition and estimated foreclosure period in the area in which the default exists. As the default progresses closer to foreclosure, the amount of loss reserve for that particular loan is increased, in stages, to approximately 100% of the Company's exposure and that adjustment is included in current operations. The Company also reserves for defaults that have occurred but have not been reported using historical information on defaults not reported on a timely basis by lending institutions. The estimates are continually reviewed and, as adjustments to these liabilities become necessary, such adjustments are reflected in current operations.

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

INVESTMENTS

The Company is required to group its investment portfolio in three categories: held to maturity, available for sale, and trading securities. Debt securities for which the Company has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. Debt and equity securities purchased and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses included in earnings. The Company had no trading securities in its portfolio at December 31, 1999 or 1998. All other investments are classified as available for sale and are reported at fair value, with unrealized gains and losses (net of tax) reported in a separate component of stockholders' equity. Realized gains and losses are determined on a specific identification method and are included in income.

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

ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages, but does not require, the recognition of compensation expense for the fair value of stock options and other equity instruments granted as compensation to employees. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," "APB 25", and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

NET INCOME PER SHARE

In March 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share." SFAS 128 requires the Company to disclose both "basic" earnings per share and "diluted" earnings per share. Basic net income per share is based on the weighted average number of common shares outstanding, while diluted net income per share is based on the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of stock options.

The calculation of the basic and diluted net income per share was as follows (in thousands, except per-share amounts):

                                                                       1999              1998              1997
                                                                       ----              ----              ----
Net income                                                          $ 148,138         $ 142,237         $ 115,726
Preferred stock dividend adjustment                                    (3,300)           (3,300)           (3,300)
                                                                    ---------         ---------         ---------
Adjusted net income                                                 $ 144,838         $ 138,937         $ 112,426
                                                                    ---------         ---------         ---------
Average diluted stock options outstanding                             2,088.1           2,212.8           2,377.7
Average exercise price per share                                    $   26.85         $   22.93         $   20.58
Average market price per share--diluted basis                       $   46.35         $   54.67         $   44.66
Average common shares outstanding                                      36,975            36,722            36,400
Increase in shares due to exercise of options
  --diluted basis                                                         881             1,092             1,139

Adjusted shares outstanding--diluted                                   37,856            37,814            37,539
Net income per share--basic                                         $    3.92         $    3.78         $    3.09
                                                                    =========         =========         =========
Net income per share--diluted                                       $    3.83         $    3.67         $    2.99
                                                                    =========         =========         =========

COMPREHENSIVE INCOME

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which requires an entity to present, as a component of comprehensive income, the amounts from transactions and other events that are currently excluded from the statement of income and are recorded directly to stockholders' equity. The Company adopted SFAS No. 130 in 1998.

ACCOUNTING PRINCIPLES ISSUED AND NOT YET ADOPTED

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement, originally effective for fiscal years beginning after June 15, 1999, was deferred for one year when the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133." The statement establishes accounting and reporting standards for derivative instruments and hedging activity and requires that all derivatives be measured at fair value and recognized as either assets or liabilities in the financial statements. The impact of the statement will depend on the extent of derivatives and embedded derivatives at the date the statement is adopted. The Company is currently evaluating the effect this statement might have on the consolidated financial position or results of operations.

     In October 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-7, "Deposit Accounting; Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk" ("SOP 98-7"). This statement provides guidance on how to apply the deposit method of accounting when it is required for insurance and reinsurance contracts that do not transfer insurance risk. This statement is effective for financial statements for fiscal years beginning after June 15, 1999. The Company is currently evaluating the effect this statement might have on the consolidated financial position or results of operations.

RECLASSIFICATIONS

Certain items in the 1998 and 1997 consolidated financial statements have been reclassified to conform with the presentation in the 1999 consolidated financial statements.

2. INVESTMENTS

    Fixed maturity and equity investments at December 31, 1999 and 1998 consisted of (in thousands):

                                                                             DECEMBER 31, 1999
                                                                                               GROSS           GROSS
                                                           AMORTIZED            FAIR      UNREALIZED      UNREALIZED
                                                                COST           VALUE           GAINS          LOSSES
                                                                ----           -----           -----          ------
Fixed maturities held to maturity at amortized cost:
     Bonds and notes:
       United States government                             $ 10,287        $ 10,266        $     12        $     33
       State and municipal obligations                       458,262         464,991          11,050           4,321
                                                            --------        --------        --------        --------
                                                            $468,549        $475,257        $ 11,062        $  4,354
                                                            ========        ========        ========        ========
Fixed maturities available for sale:
     Bonds and notes:
       United States government                             $ 24,167        $ 22,201        $     44        $  2,010
       State and municipal obligations                       623,700         590,318           1,689          35,071
       Corporate                                              82,167          83,741           5,580           4,006
     Mortgage-backed securities                               69,553          66,964             120           2,709
     Redeemable preferred stock                               40,258          41,552           2,006             712
                                                            --------        --------        --------        --------
                                                            $839,845        $804,776        $  9,439        $ 44,508
                                                            ========        ========        ========        ========
Equity securities available for sale:
     Equity securities                                      $ 47,719        $ 58,378        $ 14,776        $  4,117
                                                            ========        ========        ========        ========


                                                                            DECEMBER 31, 1998
                                                                                               GROSS           GROSS
                                                           AMORTIZED            FAIR      UNREALIZED      UNREALIZED
                                                                COST           VALUE           GAINS          LOSSES
                                                                ----           -----           -----          ------
Fixed maturities held to maturity at amortized cost:
     Bonds and notes:
       United States government                             $ 12,551        $ 13,156        $    605        $     --
       State and municipal obligations                       464,967         499,212          34,307              62
                                                            --------        --------        --------        --------
                                                            $477,518        $512,368        $ 34,912        $     62
                                                            ========        ========        ========        ========
Fixed maturities available for sale:
     Bonds and notes:
       United States government                             $ 23,871        $ 25,002        $  1,149        $     18
       State and municipal obligations                       436,210         451,813          15,965             362
       Corporate                                              59,770          60,840           1,586             516
     Mortgage-backed securities                               59,661          60,604             958              15
     Redeemable preferred stock                               42,069          47,889           5,836              16
                                                            --------        --------        --------        --------
                                                            $621,581        $646,148        $ 25,494        $    927
                                                            ========        ========        ========        ========
Equity securities available for sale:
     Equity securities                                      $ 25,109        $ 27,425        $  3,823        $  1,507
                                                            ========        ========        ========        ========

    The contractual maturities of fixed maturity investments are as follows (in thousands):

                                                   DECEMBER 31, 1999
                                                AMORTIZED            FAIR
                                                     COST           VALUE
                                                     ----           -----
Fixed maturities held to maturity:
  2000                                           $  1,103        $  1,110
  2001-2004                                        86,039          88,350
  2005-2009                                       196,078         202,122
  2010 and thereafter                             185,329         183,675
                                                 --------        --------
                                                 $468,549        $475,257
                                                 ========        ========

Fixed maturities available for sale:
  2000                                           $  4,745        $  4,982
  2001-2004                                        71,901          72,029
  2005-2009                                       168,330         167,474
  2010 and thereafter                             485,058         451,775
  Mortgage-backed securities                       69,553          66,964
  Redeemable preferred stock                       40,258          41,552
                                                 --------        --------
                                                 $839,845        $804,776
                                                 ========        ========

Net investment income consisted of (in thousands):

                                         YEAR ENDED DECEMBER 31
                                  1999              1998            1997
                                  ----              ----            ----
Investment income:
  Fixed maturities              $ 66,090         $ 58,145         $ 51,472
  Equity securities                  636              291               --
  Short-term investments           1,789            1,592              862
  Other                              667              449              642
                                --------         --------         --------
                                  69,182           60,477           52,976
Investment expenses               (1,923)            (615)            (582)
                                --------         --------         --------
                                $ 67,259         $ 59,862         $ 52,394
                                ========         ========         ========

Net gain on sales of investments consisted of (in thousands):

                                                                     YEAR ENDED DECEMBER 31
                                                                 1999            1998           1997
                                                                 ----            ----           ----
Gains on sales and redemptions of fixed maturity
 investments available for sale                                $ 3,213         $ 4,490         $ 2,052
Losses on sales and redemptions of fixed maturity
  investments available for sale                                (1,752)         (1,328)            (72)
Gains on sales and redemptions of fixed maturity
  investments held to maturity                                      27              43              --
Losses on redemptions of fixed maturity investments
  held to maturity                                                 (10)            (23)             (7)
Gains on sales of equity securities available for sale             273              37              --
Losses on sales of equity securities available for sale           (183)            (63)             --
                                                               -------         -------         -------
                                                               $ 1,568         $ 3,156         $ 1,973
                                                               =======         =======         =======

    For the year ended December 31, 1999, the Company sold a fixed maturity investment held to maturity and with an amortized cost of $10,000 that resulted in no gain or loss and for the year ended December 31, 1998, the Company sold a fixed maturity investment held to maturity with an amortized cost of $1,061,000 that resulted in a gross realized gain of $30,000. Both investments were sold in response to a significant deterioration in the issuer's creditworthiness.

Net unrealized appreciation (depreciation) on investments consisted of (in thousands):

                                                     YEAR ENDED DECEMBER 31
                                               1999            1998             1997
                                               ----            ----             ----
Fixed maturities held to maturity           $(28,142)        $  4,860         $ 13,611
                                            ========         ========         ========

Fixed maturities available for sale         $(59,636)        $  5,894         $ 14,184
Deferred tax benefit (provision)              20,873           (2,063)          (4,964)
                                            --------         --------         --------
                                            $(38,763)        $  3,831         $  9,220
                                            ========         ========         ========

Equity securities available for sale        $  8,343         $  2,316         $     --
Deferred tax provision                        (2,920)            (811)              --
                                            --------         --------         --------
                                            $  5,423         $  1,505         $     --
                                            ========         ========         ========

    Securities on deposit with various state insurance commissioners amounted to $13,119,000 at December 31, 1999 and $11,229,000 at December 31, 1998.

3. REINSURANCE

    Radian utilizes reinsurance to reduce net risk in force to meet regulatory risk to capital requirements and to comply with the regulatory maximum policy coverage percentage limitation of 25%. Although the use of reinsurance does not discharge an insurer from its primary liability to the insured, the reinsuring company assumes the related liability. Included in other assets are amounts recoverable from reinsurers pertaining to unpaid claims, claims incurred but not reported, and unearned premiums (prepaid reinsurance). Prepaid reinsurance premiums were $10,500,000 and $9,236,000 at December 31, 1999 and 1998,
respectively.

    The effect of reinsurance on premiums written and earned is as follows for the years ended December 31 (in thousands):

                                             YEAR ENDED DECEMBER 31
                                     1999              1998              1997
                                     ----              ----              ----
Premiums written:
     Direct                        $ 496,646         $ 451,572         $ 354,454
     Assumed                              93                97               143
     Ceded                           (44,922)          (45,202)          (26,831)
                                   ---------         ---------         ---------
     Net premiums written          $ 451,817         $ 406,467         $ 327,766
                                   =========         =========         =========
Premiums earned:
     Direct                        $ 517,364         $ 448,668         $ 355,641
     Assumed                              87               129               181
     Ceded                           (44,816)          (43,545)          (25,783)
                                   ---------         ---------         ---------
     Net premiums earned           $ 472,635         $ 405,252         $ 330,039
                                   =========         =========         =========

    The 1999, 1998, and 1997 figures included $14,423,000, $26,676,000, and
$18,847,000 for premiums written and $14,781,000, $27,126,000, and $18,759,000 for premiums earned, respectively, for reinsurance ceded under variable quota share treaties entered into in 1997, 1996, 1995, and 1994 covering the books of business originated by Radian Guaranty in those years. The 1999, 1998 and 1997 figures included $3,183,000, $3,614,000, and $1,801,000 for premiums written and $1,992,000, $2,042,000, and $1,211,000 for premiums earned, respectively, of reinsurance ceded under an excess of loss reinsurance program that was entered into in 1992 covering Radian Guaranty's books of business.

    Provisional losses recoverable of $40,065,000 and $32,718,000 for 1999 and 1998, respectively, represent amounts due under variable quota share treaties entered into in 1997, 1996, 1995 and 1994, covering the books of business originated by Radian Guaranty in those years. The term of each treaty is ten years and is non-cancelable by either party except under certain conditions. The treaties also include underwriting year excess coverage in years four, seven, and ten of the treaty.

    Under the terms of the contract, Radian Guaranty cedes premium to the reinsurer based on 15% of the premiums received by Radian Guaranty on the covered business. Radian Guaranty is entitled to receive a ceding commission ranging from 30% to 32% of the premium paid under the treaty provided that certain loss ratios are not exceeded. In return for the payment of premium, Radian Guaranty receives variable quota share loss relief at levels ranging from 7.5% to 15.0% based upon the loss ratio on the covered business.

    In addition, Radian Guaranty is entitled to receive, under the underwriting year excess coverage, 8% of the ceded premium written under each treaty to the extent that this amount is greater than the total amount received under the variable quota share coverage on paid losses.

    Premiums are payable to the reinsurer on a quarterly basis net of ceding commissions due and any losses calculated under the variable quota share coverage. At the end of the fourth, seventh, and tenth years of each treaty, depending on the extent of losses recovered to date under the variable quota share provisions of the treaty, Radian Guaranty may recover amounts due under the underwriting year excess coverage provisions of the treaty.

    The Company accounts for this reinsurance coverage under guidance provided in EITF 93-6, "Accounting for Multiple-Year Retrospectively Rated Contracts by Ceding and Assuming Enterprises." Under EITF 93-6, the Company recognizes an asset for amounts due from the reinsurer based on experience to date under the contract.

    For the years ended December 31, 1999, 1998, and 1997, Radian Guaranty paid $14,423,000, $26,676,000, and $18,847,000, respectively, less ceding commissions of $6,098,000, $9,076,000, and $9,317,000 and recovered variable quota share losses under the treaties of $6,066,000, $4,600,000, and $4,877,000, respectively.

    Radian has also entered into captive reinsurance arrangements with certain customers. The arrangements are structured on an excess layer basis with insured loans grouped by loan origination year. Radian retains the first layer of risk on a particular book of business, the captive reinsurer assumes the next layer, and Radian assumes all losses above that point. The captive reinsurers are required to maintain minimum capitalization equal to 10% of the risk assumed. At December 31, 1999, approximately $283.1 million of risk was ceded under captive reinsurance arrangements. For the years ended December 31, 1999, 1998, and 1997, Radian Guaranty had ceded premiums written of $26,931,000, $14,376,000, and $5,629,000, respectively and ceded premiums earned of $27,502,000, $13,819,000, and $5,211,000, respectively, under these various captive reinsurance arrangements.

    In addition, Radian Guaranty reinsures all of its direct insurance in force under an excess of loss reinsurance program. Under this program, the reinsurer is responsible for 100% of Radian Guaranty's covered losses (subject to an annual and aggregate limit) in excess of an annual retention limit. Premiums are paid to the reinsurer on a quarterly basis, net of any losses due to Radian Guaranty. For the years ended December 31, 1999, 1998, and 1997, Radian Guaranty had ceded premiums written of $3,183,000, $3,614,000, and $1,801,000, respectively, and ceded premiums earned of $1,992,000, $2,042,000, and $1,211,000, respectively, under this excess of loss reinsurance program.

    Amerin Guaranty also reinsures all of its direct insurance in force under a $100 million excess loss protection treaty that covers Amerin Guaranty in the event the combined ratio exceeds 100% and the risk to capital ratio exceeds 24.9 to 1. The amount ceded under the treaty is based on the calculated leverage ratio at the end of each calendar quarter. The total expense recognized under the treaty included in other operating expenses was $2,650,000, $2,150,000, and $1,800,000 in 1999, 1998, and 1997, respectively.

4. UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

    As described in note 1, the Company establishes reserves to provide for the estimated costs of settling claims in respect of loans reported to be in default and loans that are in default that have not yet been reported to the Company.

    The default and claim cycle on loans that Radian covers begins with a receipt from the lender of notification of a default on an insured loan. The master policy with each lender requires that lender to inform Radian of an uncured default on a mortgage loan within 75 days of the default. The incidence of default is influenced by a number of factors, including change in borrower income, unemployment, divorce and illness, the level of interest rates, and general borrower creditworthiness. Defaults that are not cured result in claims to Radian. Borrowers may cure defaults by making all delinquent loan payments or by selling the property and satisfying all amounts due under the mortgage.

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

    When a specific loan initially defaults, it is uncertain that the default will result in a claim. It is Radian's experience that a significant percentage of loans in default end up being cured. Increasing the reserve in stages as the foreclosure progresses approximates the estimated total loss for that particular claim. At any time during the foreclosure process, until the lender takes title to the property, the borrower may cure the default. Therefore, it is appropriate to increase the reserve in stages as new insight and information is obtained. At the time of title transfer, the Company has approximately 100% of the estimated total loss reserved.

    The following table presents information relating to the liability for unpaid claims and related expenses (in thousands):

                                                            1999              1998              1997
                                                            ----              ----              ----
Balance at January 1                                     $ 245,125         $ 179,908         $ 126,936
Less reinsurance recoverables                                   --                --             1,033
                                                         ---------         ---------         ---------
Net balance at January 1                                   245,125           179,908           125,903
                                                         ---------         ---------         ---------
Add losses and LAE incurred in respect of default
 notices received in:
  Current year                                             218,139           179,674           141,384
  Prior years                                              (43,996)          (13,297)            6,037
                                                         ---------         ---------         ---------
Total incurred                                             174,143           166,377           147,421
                                                         ---------         ---------         ---------
Deduct losses and LAE paid in respect of default
 notices received in:
  Current year                                               7,353            18,196            18,908
  Prior years                                               76,331            82,964            74,508
                                                         ---------         ---------         ---------
Total paid                                                  83,684           101,160            93,416
                                                         ---------         ---------         ---------
Balance at December 31                                   $ 335,584         $ 245,125         $ 179,908
                                                         =========         =========         =========

    As a result of changes in estimates of insured events in prior years, the provision for losses and loss adjustment expenses (net of reinsurance recoveries of $28,231,000, $11,180,000, and $6,504,000 in 1999, 1998, and 1997,
respectively) decreased by $43,996,000 and $13,297,000 in 1999 and 1998, respectively, due primarily to lower than anticipated claim payments as compared to the amounts reserved as a result of strong housing prices and increased by $6,037,000 in 1997 due primarily to higher-than-anticipated losses on certain "affordable housing" program loans insured in 1994 and 1995 and higher-than-anticipated losses in California.

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

    Provision for income taxes includes a net deferred tax provision in 1999, 1998, and 1997 of $58,083,000, $35,875,000, and $26,637,000, respectively. Of the 1999, 1998, and 1997 provisions, $54,425,000, $45,247,000, and $36,316,000, respectively, were due to a deduction related to the purchase of U.S. government non-interest-bearing tax and loss bonds as allowed by federal tax regulations, with the 1999, 1998, and 1997 purchase deductions offset by $7,053,000, $4,979,000, and $4,060,000, respectively, of alternative minimum tax adjustments. These purchases are treated as prepaid federal income taxes. The payment for the tax and loss bonds is essentially a prepayment of federal income taxes that will become due at a later date. All other amounts arose principally from differences in accounting for deferred policy acquisition costs and insurance reserve tax adjustments required as a result of the Tax Reform Act of 1986.

    The significant components of the Company's net deferred tax assets and liabilities are summarized as follows (in thousands):

                                                                DECEMBER 31
                                                         1999                1998
                                                         ----                ----
Deferred tax assets:
  Unearned premiums                                    $   2,975         $   4,317
  Loss reserves                                            7,946             5,384
  Employee benefits                                          648               473
  Net unrealized loss on investments                       8,547                --
  Other                                                       --             1,281
                                                       ---------         ---------
                                                          20,116            11,455
                                                       ---------         ---------
Deferred tax liabilities:
  Deferred policy acquisition costs                      (21,591)          (17,147)
  Net unrealized gain on investments                          --            (9,409)
  Depreciation                                            (1,278)           (1,256)
  Deduction related to purchase of tax and loss         (203,343)         (148,700)
     bonds
  Other                                                      (72)           (1,219)
                                                       ---------         ---------
                                                        (226,284)         (177,731)
                                                       ---------         ---------
  Net deferred tax liability                           $(206,168)        $(166,276)
                                                       =========         =========

    The reconciliation of taxes computed at the statutory tax rate of 35% for 1999, 1998 and 1997 to the provision for income taxes is as follows (in thousands):

                                                              1999            1998             1997
                                                              ----            ----             ----
Provision for income taxes computed at the statutory
 tax rate                                                   $ 76,944         $ 69,269         $ 55,707
Change in tax provision resulting from:
  Tax-exempt municipal bond interest and dividends
   received deduction (net of proration)                     (15,535)         (13,897)         (12,488)
  Capitalized merger costs                                     8,124               --               --
  Other, net                                                   1,795              304              216
                                                            --------         --------         --------
Provision for income taxes                                  $ 71,328         $ 55,676         $ 43,435
                                                            ========         ========         ========

    7. STOCKHOLDERS' EQUITY AND DIVIDEND RESTRICTIONS

    The Company is a holding company whose principal source of income is dividends from Radian. The ability of Radian Guaranty to pay dividends on its common stock is restricted by certain provisions of the insurance laws of the Commonwealth of Pennsylvania, its state of domicile. The insurance laws of Pennsylvania establish a test limiting the maximum amount of dividends that may be paid by an insurer without prior approval by the Pennsylvania Insurance Commissioner. Under such test, Radian Guaranty may pay dividends during any 12-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders' surplus or (ii) the preceding year's statutory net income. In accordance with such restrictions, $137,094,000 would be available for dividends in 2000. However, an amendment to the Pennsylvania statute requires that dividends and other distributions be paid out of an insurer's unassigned surplus. Because of the unique nature of the method of accounting for contingency reserves, Radian Guaranty has negative unassigned surplus. Thus, prior approval by the Pennsylvania Insurance Commissioner is required for Radian Guaranty to pay dividends or make other distributions so long as Radian Guaranty has negative unassigned surplus. The Pennsylvania Insurance Commissioner has approved all distributions by Radian Guaranty since the passage of this amendment, and management has every expectation that the Commissioner of Insurance will continue to approve such distributions in the future, provided that the financial condition of Radian Guaranty does not materially change. The State of California has a statute requiring mortgage insurers to pay dividends or make other distributions out of unassigned surplus. Radian Guaranty and the California Department of Insurance have reached an understanding under which Radian Guaranty will be able to pay dividends or make other distributions to the Company, provided that the financial condition of Radian Guaranty does not materially change.

    The ability of Amerin Guaranty to pay dividends on its common stock is restricted by certain provisions of the insurance laws of the State of Illinois, its state of domicile. The insurance laws of Illinois establish a test limiting the maximum amount of dividends that may be paid from positive unassigned surplus by an insurer without prior approval by the Illinois Insurance Commissioner. Under such test, Amerin Guaranty may pay dividends during any 12-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders' surplus or (ii) the preceding year's statutory net income. In accordance with such restrictions, $16,177,000 would be available for dividends in 2000 without prior regulatory approval, which represents the positive unassigned surplus of Amerin Guaranty at December 31, 1999.

    The Company and Radian Guaranty have entered into an agreement, pursuant to which the Company has agreed to establish and, for as long as any shares of $4.125 Preferred Stock remain outstanding, maintain a reserve account in an amount equal to three years of dividend payments on the outstanding shares of $4.125 Preferred Stock (currently $9,900,000), and not to pay dividends on the common stock at any time when the amount in the reserve account is less than three years of dividend payments on the shares of $4.125 Preferred Stock then outstanding. This agreement between the Company and Radian Guaranty provides that the holders of the $4.125 Preferred Stock are entitled to enforce the agreement's provisions as if such holders were signatories to the agreement.

    Radian Guaranty's current excess of loss reinsurance arrangement prohibits the payment of any dividend that would have the effect of reducing the total of its statutory policyholders' surplus plus its contingency reserve below $85,000,000. As of December 31, 1999, Radian Guaranty had statutory policyholders' surplus of $157,693,000 and a contingency reserve of $613,537,000, for a total of $771,230,000.

    The Company may not pay any dividends on its shares of common stock unless the Company has paid all accrued dividends on, and has complied with all sinking fund and redemption obligations relating to, its outstanding shares of $4.125 Preferred Stock.

    The Company prepares its statutory financial statements in accordance with the accounting practices prescribed or permitted by the Insurance Department of the respective state of domicile. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners ("NAIC") as well as state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed.

    Radian Guaranty's statutory policyholders' surplus at December 31, 1999 and 1998 was $157,693,000 and $149,281,000, respectively. Radian Guaranty's statutory net income for 1999, 1998, and 1997 was $137,094,000, $105,264,000,
and $93,390,000, respectively.

    Under Illinois insurance regulations, Amerin Guaranty is required to maintain statutory basis capital and surplus of $1,500,000. The statutory policyholders' surplus at December 31, 1999 and 1998 was $242,656,000 and $229,393,000, respectively. Amerin Guaranty's statutory net income for 1999, 1998, and 1997 was $70,901,000, $71,715,000, and $51,467,000, respectively.

    The differences between the statutory net income and surplus and the consolidated net income and equity presented on a GAAP basis represent differences between GAAP and statutory accounting practices for the following reasons:

    Under statutory accounting practices, mortgage guaranty insurance companies are required to establish each year a contingency reserve equal to 50% of premiums earned in such year. Such amount must be maintained in the contingency reserve for 10 years after which time it is released to unassigned surplus. Prior to 10 years, the contingency reserve may be reduced with regulatory approval to the extent that losses in any calendar year exceed 35% of earned premiums for such year. Under GAAP, the contingency reserve is not required.

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

    Under statutory accounting practices, fixed maturity investments are valued at amortized cost. Under GAAP, those investments that Radian does not have the ability or intent to hold to maturity are considered to be available for sale and are recorded at market value, with the unrealized gain or loss recognized, net of tax, as an increase or decrease to stockholders' equity.

    Under statutory accounting practices, certain assets, designated as non-admitted assets, are charged directly against statutory surplus. Such assets are reflected on the GAAP financial statements.

    In March 1998, the National Association of Insurance Commissioners adopted the Codification of Statutory Accounting Principles ("Codification"). The Codification, which is intended to standardize regulatory accounting and reporting for the insurance industry, is proposed to be effective
January 1, 2001. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. The Company has not finalized the quantification of the effects of Codification on the statutory financial statements when it adopts the Codification effective January 1, 2001.

    In April 1998, the Company's board of directors approved a stockholder rights plan designed to help ensure that all stockholders receive fair value for their shares of common stock in the event of any proposed takeover of the Company and to guard against the use of partial tender offers or other coercive tactics to gain control of the Company without offering fair value to the stockholders.

8. RELATED PARTY TRANSACTIONS

    Prior to November 1992, Radian Guaranty was included in the consolidated federal tax return filed by Reliance Group Inc. ("Reliance"), its ultimate parent, and Radian Guaranty was a party to a tax-sharing agreement with Commonwealth Land Title Insurance Company ("Commonwealth"), its parent. The tax-sharing agreement was terminated upon completion of the initial public offering (the "Offering") of CMACINV in the fourth quarter of 1992; however, Radian Guaranty has reimbursed Reliance for federal income taxes attributable to Radian Guaranty's 1992 operations through the completion of the Offering as though the tax-sharing agreement were still in effect. Radian Guaranty has agreed to reimburse Reliance for federal income taxes, if any (together with any related interest or penalties), attributable to Radian Guaranty for periods during which Radian Guaranty was a member of Reliance's consolidated group. Reliance has agreed to limit the amount of such reimbursement, if any, by Radian Guaranty to $1,853,000, the amount included in the federal tax liability account on Radian Guaranty's June 30, 1992 balance sheet (plus the amount of the tax benefit, if any, obtained by the Company from making such reimbursement). In addition, the Company has agreed to reimburse Reliance for any future federal income taxes (plus post-closing date interest) resulting from Radian Guaranty's operations while a member of Reliance's consolidated group if the Company could be benefited by a related adjustment to the Company's federal income taxes in an amount calculated as if the Company were entitled to such benefit. Reliance will reimburse the Company for any future federal income taxes resulting from Radian Guaranty's operations while a member of Reliance's consolidated group, which actually decrease Reliance's consolidated federal income taxes.

9. STOCK-BASED COMPENSATION

In November 1992, the Company's board of directors adopted the CMAC Investment Corporation 1992 Stock Option Plan, which provides for the granting of nonqualified stock options, either alone or together with stock appreciation rights. Effective with the merger, the name of the plan was changed to the Radian Group Inc. 1992 Stock Option Plan (the "Stock Option Plan"). Originally up to 500,000 shares were subject to stock options. This amount was amended by a vote of the stockholders to 900,000 in May 1993. These options may be granted to directors, officers, and key employees of the Company at prices that are not less than 90% of fair market value on the date the options are granted, although all options have been granted with an exercise price equal to the fair value of the Company's stock at the date of grant. Accordingly, no compensation expense has been recognized for the Company's stock-based compensation plans. Each stock option is exercisable for a period of ten years from the date of the grant and is subject to a vesting schedule as approved by the Company's Stock Option and Compensation Committee. In May 1995, the CMAC Investment Corporation Equity Compensation Plan was instituted by a vote of the stockholders. Effective with the merger, the name of the plan was changed to the Radian Group Inc. Equity Compensation Plan (the "Equity Compensation Plan"). This plan provides for the granting of nonqualified stock options, under terms similar to those in the Stock Option Plan, or other forms of equity-based compensation. The aggregate number of shares that may be issued under this new plan was 1,100,000, which brought the total number of shares subject to stock options or other forms of equity-based compensation to 2,000,000. Effective with the stock split in December 1996, all share totals within the plans were doubled, bringing the total number of shares subject to stock options or other forms of equity-based compensation to 4,000,000.

    In June 1999, the number of shares subject to stock options was amended by a vote of the stockholders to 5,000,000. At the same time, as a result of the merger, the number of options outstanding from the prior Amerin plan was added to the total number of shares subject to stock options or other forms of equity compensation, bringing the total number of shares to 5,800,177.

Information regarding the Stock Option Plan and Equity Compensation Plan is as follows:

                                                                  WEIGHTED
                                                                   AVERAGE
                                                                  EXERCISE
                                                NUMBER OF           PRICE
                                                 SHARES           PER SHARE
                                                 ------           ---------
Outstanding, January 1, 1997                    1,955,119         $   16.19
  Granted                                         892,539             38.61
  Exercised                                      (160,986)            10.75
  Cancelled                                       (75,077)            28.72
                                               ----------
Outstanding, December 31, 1997                  2,611,595             23.84
  Granted                                         126,232             42.28
  Exercised                                      (351,477)            11.04
  Cancelled                                       (79,490)            27.47
                                               ----------
Outstanding, December 31, 1998                  2,306,860             26.65
  Granted                                         229,921             40.63
  Exercised                                      (445,558)            26.40
  Cancelled                                      (134,779)            38.52
                                               ----------
Outstanding December 31, 1999                   1,956,444             27.54
                                               ==========
Exercisable, December 31, 1999                  1,391,146             22.18
                                               ==========
Available for grant, December 31, 1999          2,713,454
                                               ==========

    The Company applies APB 25 in accounting for its stock-based compensation plans. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS 123, the Company's net income and earnings per share would have been reduced by approximately $2,932,000 ($.08 per share), $3,952,000 ($.10 per share), and $4,501,000 ($.12 per share) in 1999, 1998, and 1997, respectively. The pro forma effect on net income for 1999, 1998, and 1997 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

    The weighted average fair values of the stock options granted during 1999, 1998, and 1997 were $20.65, $20.64, and $18.76, respectively. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants:

                                   1999          1998          1997
                                   ----          ----          ----
Expected life (years)              7.89          6.83          6.77
Risk-free interest rate            4.91%         5.21%         6.59%
Volatility                        38.73%        39.05%        35.90%
Dividend yield                     0.30%         0.33%         0.32%

    The following table summarizes information concerning currently outstanding and exercisable options at December 31, 1999:

                             OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                                      WEIGHTED
                                       AVERAGE         WEIGHTED                       WEIGHTED
                                     REMAINING          AVERAGE                        AVERAGE
   RANGE OF             NUMBER     CONTRACTUAL         EXERCISE           NUMBER      EXERCISE
EXERCISE PRICES    OUTSTANDING    LIFE (YEARS)            PRICE      EXERCISABLE         PRICE
---------------    -----------    ------------            -----      -----------         -----
$9.00  - $9.94         324,495            2.96          $  9.03          324,001       $  9.03
$12.56 - $14.69        457,900            4.45            14.57          457,900         14.57
$22.13 - $32.50        406,485            6.50            26.30          257,646         24.75
$33.28 - $49.69        555,124            7.94            40.05          280,008         39.41
$50.39 - $55.32        212,440            8.05            53.47           71,591         53.75
                     ---------                                         ---------
                     1,956,444                                         1,391,146
                     =========                                         =========

    In July 1997, the Company's board of directors adopted the 1997 CMAC Investment Corporation Employee Stock Purchase Plan and shareholder approval was granted during the Company's 1998 Annual Meeting. As a result of the merger, the name of the plan was changed to the 1997 Radian Group Inc. Employee Stock Purchase Plan (the "ESPP"). A total of 200,000 shares of the Company's authorized but unissued common stock has been made available under the ESPP. The ESPP allows eligible employees to purchase shares of the Company's stock at a discount of 15% of the beginning-of-period or end-of-period (each period being the first and second six calendar months) fair market value of the stock, whichever is lower. Eligibility under the ESPP is determined based on standard weekly work hours and tenure with the Company, and eligible employees are limited to a maximum contribution of $400 per payroll period toward the purchase of the Company's stock. Under the ESPP, the Company sold 5,800 and 1,900 shares to employees in 1999 and 1998, respectively. The Company applies APB 25 in accounting for the ESPP. The pro forma effect on the Company's net income and earnings per share had compensation cost been determined under SFAS 123 was deemed immaterial in 1999 and 1998.

10. BENEFIT PLANS

In 1997, the FASB issued SFAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits." This statement, which became effective for periods beginning after December 15, 1997, modified previous disclosure requirements. This statement did not impact the Company's balance sheets, statements of income or statements of cash flows. The Company adopted SFAS No. 132 in 1998.

    The Company maintains a noncontributory defined benefit pension plan covering substantially all full-time employees. Retirement benefits are a function of the years of service and the level of compensation. Assets of the plan are allocated in a balanced fashion with approximately 40% in fixed income securities and 60% in equity securities.

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

    In addition to providing pension benefits, the Company will provide certain health care and life insurance benefits to retired employees. The Company accounts for such benefits under SFAS No. 106, "Employers Accounting for Postretirement Benefits Other Than Pensions," and accrues the estimated costs of retiree medical and life benefits over the period during which employees render the service that qualifies them for benefits.

    The funded status of the defined benefit plans and the postretirement benefit plan were as follows (in thousands):

                                                     PENSION BENEFITS             OTHER BENEFITS
                                                    1999          1998          1999          1998
Change in Benefit Obligation
 Benefit obligation at beginning of year          $ 5,258       $ 4,991       $   365       $   306
 Service cost
 Interest cost                                        797           748            19            19
 Plan participant's contributions                     383           362            21            22
 Actuarial (gain) loss                                 --            --             5            --
 Benefits paid                                       (555)         (823)          (84)           23
                                                      (39)          (20)          (12)           (5)
 Benefit obligation at end of year                -------       -------       -------       -------
                                                  $ 5,844       $ 5,258       $   314       $   365
                                                  =======       =======       =======       =======
Change in Plan Assets
 Fair value of plan assets at beginning of year   $ 3,714       $ 2,501       $    --        $   --
 Actual return on plan assets                         782           595            --            --
 Employer contributions                               300           638             7             5
 Plan participants' contributions                      --            --             5            --
 Benefits paid                                        (39)          (20)          (12)           (5)
                                                  -------       -------       -------       -------
 Fair value of plan assets at end of year         $ 4,757       $ 3,714       $    --       $    --
                                                  -------       -------       -------       -------
 Underfunded status of the plan                   $(1,087)      $(1,544)      $  (314)      $  (365)
 Unrecognized prior service cost                      456           525          (139)         (150)
 Unrecognized net actuarial gain                   (1,248)         (221)         (194)         (119)
                                                  -------       -------       -------       -------
 Accrued benefit cost                             $(1,879)      $(1,240)      $  (647)      $  (634)
                                                  =======       =======       =======       =======

    The components of net pension and net periodic postretirement benefit costs are as follows (in thousands):

                                                                                      POSTRETIREMENT
                                        DEFINED BENEFIT PLANS                         BENEFIT PLANS
                                  1999          1998          1997          1999          1998          1997
Service cost                    $   797       $   748       $   588       $    19       $    19       $    18
Interest cost                       383           362           281            21            22            19
Expected return on plan
  assets                           (320)         (219)         (166)         --            --            --
Amortization of prior
 service cost                        69            69            69           (11)          (11)          (11)
Recognized net actuarial
 loss (gain)                         10            40            28            (8)           (8)           (9)
                                -------       -------       -------       -------       -------       -------
Net periodic benefit cost       $   939       $ 1,000       $   800       $    21       $    22       $    17
                                =======       =======       =======       =======       =======       =======

    Assumptions used to determine net pension and net periodic postretirement benefit costs are as follows:

                                                                                  POSTRETIREMENT
                                              DEFINED BENEFIT PLANS               BENEFIT PLANS
                                           1999       1998       1997       1999       1998       1997
Weighted average assumptions as of
 December 31:
 Discount rate                              7.50%      6.75%      7.25%      7.50%      6.75%      7.25%
 Expected return on plan assets             8.50%      8.50%      8.50%        --         --         --
 Rate of compensation increase              4.00%      4.00%      6.00%        --         --         --

    Due to the nature of the postretirement benefit plan, no increase is assumed in the Company's obligation due to any increases in the per capita cost of covered health care benefits.

    In addition to the defined benefit plan, the nonqualified deferred compensation plan, and the postretirement benefit plan, the Company also maintains a Savings Incentive Plan, which covers substantially all full-time employees and all part-time employees employed for a minimum of 90 consecutive days. Participants can contribute up to 15% of their base earnings as pretax contributions. The Company will match at least 25% of the first 5% of base earnings contributed in any given year. These matching funds are subject to certain vesting requirements. The expense to the Company for matching funds for the years ended December 31, 1999, 1998, and 1997 was $1,220,000, $918,000, and
$776,000, respectively.

11. COMMITMENTS AND CONTINGENCIES

     The Company is involved in certain litigation arising in the normal course of its business. The Company is contesting the allegations in each pending action and believes, based on current knowledge and consultation with counsel, that the outcome of such litigation will not have a material adverse effect on the Company's consolidated financial position or results of operations.

     Radian utilizes its underwriting skills to provide an outsource contract underwriting service to its customers. Radian often gives recourse to its customers on loans it underwrites for compliance. If the loan does not meet agreed-upon guidelines and is not salable in the secondary market for that reason, Radian agrees to remedy the situation either by placing mortgage insurance coverage on the loan, by purchasing the loan, or indemnifying the loan against future loss. During 1999, less than 1% of all loans were subject to these remedies and the costs associated with these remedies were immaterial.

    The Company leases office space for use in its underwriting, sales, loan workout, and administrative support operations. Net rental expense in connection with these leases totaled $3,145,000, $3,000,000, and $2,636,000 in 1999, 1998,
and 1997, respectively. The commitment for noncancelable operating leases in future years is as follows (in thousands):

2000                                                                     $2,873
2001                                                                      2,382
2002                                                                      1,960
2003                                                                      1,355
2004 and thereafter                                                         545
                                                                         ------
                                                                         $9,115
                                                                         ======

    The commitment for noncancelable operating leases in future years has not been reduced by future minimum sublease rental payments aggregating approximately $2,021,000.

12. QUARTERLY FINANCIAL DATA (UNAUDITED)

(In thousands, except per-share information)

                                                              1999 QUARTER
                                    ----------------------------------------------------------------
                                     FIRST         SECOND         THIRD        FOURTH         YEAR
                                     -----         ------         -----        ------         ----
Net premiums written                $111,355      $115,907      $ 95,537      $129,018      $451,817
Net premiums earned                  112,493       116,319       120,031       123,792       472,635
Net investment income                 15,913        16,814        16,439        18,093        67,259
Provision for losses                  44,242        43,312        42,519        44,070       174,143
Policy acquisition and other
  expenses                            33,130        32,255        31,122        24,929       121,436
Merger expenses                        2,833        22,697        11,353           883        37,766
Net income                            37,353        25,094        37,488        48,203       148,138
Net income per share (1) (2)        $   0.97      $   0.64      $   0.97      $   1.25      $   3.83
Average shares outstanding (1)        37,723        37,891        37,765        38,046        37,856

                                                              1998 QUARTER
                                    ----------------------------------------------------------------
                                      FIRST        SECOND         THIRD        FOURTH         YEAR
                                      -----        ------         -----        ------         ----
Net premiums written                $ 89,407      $100,885      $100,928      $115,247      $406,467
Net premiums earned                   94,789        99,046       102,945       108,472       405,252
Net investment income                 14,392        14,796        14,984        15,690        59,862
Provision for losses                  42,371        40,059        42,037        41,910       166,377
Policy acquisition and other
  expenses                            24,835        28,911        29,615        34,838       118,199
Merger expenses                         --            --            --           1,098         1,098
Net income                            33,002        34,752        37,407        37,076       142,237
Net income per share (1) (2)        $   0.85      $   0.90      $   0.97      $   0.96      $   3.67
Average shares outstanding (1)        37,854        37,903        37,816        37,679        37,814


(1) Diluted net income per share and average shares outstanding per SFAS No. 128, "Earnings Per Share." See note 1.

(2) Net income per share is computed independently for each period presented. Consequently, the sum of the quarters may not equal the total net income per share for the year.

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Radian Group Inc.
Philadelphia, Pennsylvania

We have audited the consolidated balance sheets of Radian Group Inc. and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in common stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger of CMAC Investment Corporation and Amerin Guaranty Corporation ("Amerin"), which has been accounted for as a pooling of interests as described in Note 1 to the consolidated financial statements. We did not audit the balance sheet of Amerin as of December 31, 1998, or the related statements of income, changes in common stockholders' equity, and cash flows of Amerin for the years ended December 31, 1998 and 1997, which statements reflect total assets of $545,232,000 as of December 31, 1998, and total revenues of $145,927,000 and $112,103,000 for the years ended December 31, 1998 and 1997, respectively. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Amerin for 1998 and 1997, is based solely on the report of such other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Radian Group Inc. and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Philadelphia, Pennsylvania
March 10, 2000

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following is a "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

    The statements contained herein that are not historical facts are forward-looking statements. Actual results may differ materially from those projected in the forward-looking statements. These forward-looking statements involve risks and uncertainties including, but not limited to, the risk that housing demand may decrease as a result of higher-than-expected interest rates, adverse economic conditions, or other reasons; that seasonality may be different from the historical pattern; that the market share of the segment of the mortgage market served by the mortgage insurance industry may decline as a result of competition from government programs or other substitute products; and that the Company's share of originations having private mortgage insurance may decline as a result of competition or other factors. Investors are also directed to other risks discussed in documents filed by the Company with the Securities and Exchange Commission.

1999 COMPARED TO 1998

Net income for 1999 was $148.1 million, a 4.1% increase compared to $142.2 million for 1998. However, net income for 1999 included merger expenses (net of tax) of $32.7 million as compared to merger expenses net of tax of $714,000 in 1998. Without these merger expenses, net income for 1999 was $180.8 million as compared to $143.0 million for 1998, an increase of 26.5% or $37.9 million. This improvement in net income, excluding merger expenses, was a result of significant growth in premiums earned and net investment income, partially offset by a higher provision for losses, an increase in policy acquisition costs and other operating expenses, and a reduction in other income.

    New primary insurance written during 1999 was $33.3 billion, a 10.3% decrease compared to $37.1 billion for 1998. This decrease in Radian's primary new insurance written volume in 1999 was primarily due to a decline in Radian's market share of the industry volume, which fell to 17.5% for the year ended December 31, 1999 as compared to 19.3% for the same period of 1998. This decrease in market share was slightly offset by an increase in primary new insurance written volume in the private mortgage insurance industry for 1999 as compared to 1998 of $775.0 million or 0.4%. Radian believes the market share decline was primarily due to the reduction in business provided by a few of the largest national accounts, which rebalanced their mortgage insurance allocation after the merger. In 1999, Radian wrote a smaller amount of pool insurance, which represented an addition to risk written of $421.2 million as compared to $475.0 million in 1998. Most of this pool insurance volume relates to a group of structured transactions composed primarily of Fannie Mae- and Freddie Mac-eligible conforming mortgage loans that are geographically well dispersed throughout the United States and have lower average loan-to-value ratios than Radian's primary business. This business contains loans with loan-to-value ratios above 80% which have primary insurance that places the pool insurance in a secondary loss position and loans with loan-to-value ratios of 80% and below for which the pool coverage is in a first loss position. The performance of this business written in prior years has been better than anticipated although the business is relatively young and the historical performance might not be an indication of future performance. Under a pool insurance transaction, the exposure to Radian on each individual loan is uncapped; however, the aggregate stop-loss percentage (typically 1.0% to 1.5% of the aggregate original loan balance in the Fannie Mae/Freddie Mac transactions) is the maximum that can be paid out in losses before the insurer's exposure terminates. The Company expects its pool insurance activity to decline during 2000 as certain outstanding commitments expire and are not renewed. Premium rates on such pool insurance are significantly lower than on primary insurance loans due to the low stop-loss levels, which limit the overall risk exposure to Radian, and the focus of such product on high-quality primary insurance customers. Standard & Poor's, Moody's Investors Service and Duff & Phelps Credit Rating Agency have determined that the capital requirements to support such pool insurance will be significantly more stringent than on primary insurance due to the low premium rates and small stop-loss levels.

    Radian's volume in 1999 was positively impacted by relatively lower interest rates that affected the entire mortgage industry for most of the year. The trend toward lower interest rates, which began in the third quarter of 1997, caused refinancing activity during the first half of 1999 to continue at a higher rate than normal, and strong housing prices caused a large percentage of the refinanced loans to be closed without private mortgage insurance at a loan-to-value ratio of 80% or below. Therefore, the rate of growth in the private mortgage insurance industry, although substantial, was not as high as that of the entire mortgage market. An increase in interest rates during the third quarter of 1999 resulted in a decline in refinancing activity for Radian and contributed to the 15.2% decrease in the mortgage insurance industry new insurance written volume for the second half of 1999 compared to the same period in 1998. Radian's refinancing activity as a percentage of primary new insurance written was 27% for 1999 as compared to 34% in 1998; however, for the fourth quarter of 1999, that rate had declined to 13% from 20% in the third quarter of 1999 and 39% in the fourth quarter of 1998. The persistency rate, which is defined as the percentage of insurance in force that is renewed in any given year, was 75.0% for 1999 as compared to 66.6% for 1998. This increase was consistent with the declining level of refinancing activity during the second half of 1999, which caused the cancellation rate to decrease. The expectation for 2000 is a smaller industry volume and higher persistency rates, influenced by higher interest rates.

    Radian also has become more involved in insuring non-conforming loans, specifically Alternative A and A minus loans. Alternative A borrowers have an equal or better credit profile than Radian's typical insured borrowers, but these loans are underwritten with reduced documentation and verification of information. Radian typically charges a higher premium rate for this business due to the reduced documentation, but does not consider this business to be significantly more risky than its normal primary business. The A minus loan programs

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)


typically have non-traditional credit standards that are less stringent than standard credit guidelines. To compensate for this additional risk, Radian receives a higher premium for insuring this product that Radian believes is commensurate with the additional default risk. During 1999, Alternative A and A minus business accounted for $3.0 billion or 9.0% of Radian's new primary insurance written as compared to $1.7 billion or 4.7% for the same period in 1998.

    Net premiums earned in 1999 were $472.6 million, a 16.6% increase compared to $405.3 million for 1998. This increase reflected the insurance in force growth resulting from strong new insurance volume and pool insurance written during 1999, and was aided by the increase in persistency levels. The strong volume led to an increase in direct primary insurance in force during 1999 of 15.6%, from $81.9 billion at December 31, 1998 to $94.7 billion at December 31, 1999. Direct pool risk in force also grew to $1.4 billion at December 31, 1999 from $993.0 million at the end of 1998, an increase of 40.8% for the year. Radian and the industry have entered into risk-sharing arrangements with various customers that are designed to allow the customer to participate in the risks and rewards of the mortgage insurance business. One such product is captive reinsurance, in which a mortgage lender sets up a mortgage reinsurance company that assumes part of the risk associated with that lender's insured book of business. In most cases, the risk assumed by the reinsurance company is an excess layer of aggregate losses that would be penetrated only in a situation of adverse loss development. For 1999, premiums ceded under captive reinsurance arrangements were $27.5 million, or 5.8% of total premiums earned during 1999, as compared to $13.8 million, or 3.4% of total premiums earned for the same period of 1998. New primary insurance written under captive reinsurance arrangements was $13.7 billion, or 41.3% of total new primary insurance written in 1999 as compared to $9.7 billion, or 26.1% of total new primary insurance written in 1998. Radian expects to enter into several new agreements in 2000.

    Net investment income for 1999 was $67.3 million, a 12.4% increase compared to $59.9 million in 1998. This increase was a result of continued growth in invested assets primarily due to positive operating cash flows of $248.0 million during 1999. The Company has continued to invest some of its new operating cash flows in tax-advantaged securities, primarily municipal bonds, although the Company did modify its investment policy to allow the purchase of various other asset classes, including common stock and convertible securities, beginning in the second quarter of 1998 and some of the Company's cash flows have been used to purchase these classes of securities.

    The Company's intent is to target the common equity exposure at a maximum of 5% of the investment portfolio's market value while the convertible securities and mortgage-backed securities exposures are targeted not to exceed 10% each. The Company expects no material long-term impact on total investment returns as a result of this investment asset diversification.

    The provision for losses was $174.1 million in 1999, an increase of 4.7% compared to $166.4 million in 1998. This increase reflected an increase in the number of delinquent loans as a result of the significant growth and maturation of Radian's book of business over the past several years and the continued poor experience of certain "affordable housing" program loans insured in 1994 and 1995, especially in Florida. Claim activity is not evenly spread throughout the coverage period of a book of business. Relatively few claims are received during the first two years following issuance of the policy. Historically, claim activity has reached its highest level in the third through fifth years after the year of loan origination. Approximately 65% of Radian's primary risk in force and almost all of Radian's pool risk in force at December 31, 1999 had not yet reached its anticipated highest claim frequency years. Due to the high cancellation rates and strong new insurance volume in 1998 and the first half of 1999, this percentage of risk in force is significantly higher than normal levels. Radian's overall default rate at December 31, 1999 was 1.49% as compared to 1.57% at December 31, 1998, while the default rate on the primary business was 2.20% at December 31, 1999 as compared to 2.12% at December 31, 1998. The decrease in Radian's overall default rate is a result of the continued strong economy and the relatively lower interest rates that have been experienced over the past few years. A strong economy generally results in better loss experience and a decrease in the overall level of losses. A weakening of the economy could negatively impact Radian's overall default rates, which would result in an increase in the provision for losses. The number of defaults rose from 18,775 at December 31, 1998 to 22,151 at December 31, 1999 and the average loss reserve per default rose from $13,056 at the end of 1998 to $15,071 at December 31, 1999. The increase in average loss reserve per default reflected the Company's continued implementation of a more conservative reserve calculation for certain loans in default perceived as having a higher risk of claim incidence. In addition, an increase in the average loan balance and the coverage percentage on loans originated beginning in 1995 has necessitated a higher reserve balance on loans in a default status due to the increased ultimate exposure on these loans. The default rate in California was 1.80% (including pool) at December 31, 1999 as compared to 2.37% at December 31, 1998 and claims paid in California during 1999 were $24.4 million, representing approximately 26.8% of total claims as compared to 45.1% in 1998. California represented approximately 17.2% of primary risk in force at December 31, 1999 as compared to 18.6% at December 31, 1998. The default rate in Florida was 3.08% (including pool) at December 31, 1999 as compared to 3.28% at December 31, 1998 and claims paid in Florida during 1999 were $12.2 million, representing approximately 13.4% of total claims as compared to only 11.2% in 1998. Florida represented 7.4% of primary risk in force at December 31, 1999 as compared to 7.4% at December 31, 1998. The "affordable housing" early default experience is a result of insuring certain loans in which the borrowers' principal and interest reserves and other credit factors were not as strong as on prior years' books of business. Certain underwriting changes were implemented near the end of 1996 to compensate for the factors that contributed to the early default experience on these "affordable housing" loans; however, it is too early to determine the ultimate impact of such changes. In addition, Radian has reported an increased number of defaults on the Alternative A and A minus business insured beginning in 1997 through 1999. Although the default rate for this business is higher than on Radian's normal books, it is within the expected range for this type of business, and the higher premium rates charged are expected to compensate for the increased level of risk. Direct losses paid in 1999 were $88.2 million as compared to direct losses paid during 1998 of $105.5 million, a decrease of 16.5%. The severity of loss payments has declined due to property value appreciation, but any negative impact on future property values would most likely increase the loss severity.

    Underwriting and other operating expenses were $121.4 million for 1999, an increase of 2.7% compared to $118.2 million for 1998. These expenses consisted of policy acquisition expenses, which relate directly to the acquisition of new business, and other operating expenses, which primarily represent contract underwriting expenses, overhead, and administrative costs.

    Policy acquisition costs were $58.8 million in 1999, an increase of 0.5% compared to $58.5 million in 1998. This slight increase reflects the growth in variable sales- and underwriting-related expenses relating to Radian's continued strong levels of new insurance written, offset by the synergies realized in the second half of the year as a result of the merger. The Company has continued development of its marketing infrastructure needed to support a focus on larger, national mortgage lenders in order to take advantage of the widespread consolidation and centralized decision making occurring in the mortgage lending industry. Other operating expenses for 1999 were $62.7 million, an increase of 4.9% compared to $59.7 million for 1998. Most of the increase was a result of an increase in expenses associated with the Company's administrative and support functions. Contract underwriting expenses for 1999 included in other operating expenses were $32.4 million as compared to $34.4 million for 1998, a decrease of 5.9%. This $2.0 million decrease in contract underwriting expenses during 1999 reflected the decreasing demand for contract underwriting services as mortgage origination volume has declined. The additional costs related to running duplicate systems and other administrative operations during the integration process resulted in an increase in other operating expenses unrelated to contract underwriting of $8.0 million. During 1999, loans underwritten via contract underwriting accounted for 22.2% of applications, 18.8% of insurance commitments, and 15.6% of certificates issued by Radian as compared to 21.2% of applications, 17.9% of commitments, and 15.6% of certificates in 1998. In 2000, these percentages are expected to continue increasing if there is a continued decrease in the level of refinancing as refinanced loans tend to have lower loan-to-value ratios and therefore contain a relatively low percentage of loans that require mortgage insurance. In addition to the increase in contract underwriting volume, changing market conditions caused the cost of contract underwriting to increase during 1997 and 1998 due to the high demand for available resources. However, as further efficiencies are realized in the contract underwriting process due to the integration with Freddie Mac's Loan Prospector and Fannie Mae's Desktop Underwriter origination systems, the cost per contract underwriting loan underwritten could decrease. In addition, as the level of refinancing has decreased, the demand for available resources has also decreased, resulting in a decline in contract underwriting costs.

    During 1999, the Company incurred merger-related expenses of $37.8 million as compared to $1.1 million for 1998. Total merger-related expenses were $38.9 million and consisted of the following types of expenses:

     -    Professional services of $11.8 million;
     -    Compensation arrangements of $8.5 million;
     -    Write-offs of fixed and intangible assets of $15.8 million; and
     -    Miscellaneous merger-related costs of $2.8 million.

The Company expects to incur no additional merger-related expenses in 2000.

    The effective tax rate for 1999, excluding merger costs net of tax of $32.7 million, was 30.5% as compared to 28.3% for 1998. Eliminating the merger expenses of $37.8 million and $1.1 million for 1999 and 1998, respectively, operating income accounted for 73.3% of net income in 1999 as compared to 68.3% for the same period in 1998, thus resulting in the increase in effective tax rates for 1999.

1998 COMPARED TO 1997

Net income for 1998 was $142.2 million, a 22.9% increase compared to $115.7 million for 1997. This improvement was a result of significant growth in premiums earned, net investment income, and other income, partially offset by a higher provision for losses and an increase in policy acquisition costs and other operating expenses.

    Primary insurance written during 1998 was $37.1 billion, a 72.6% increase compared to $21.5 billion for 1997. The increase in Radian's primary new insurance written was primarily due to a 55.3% increase in primary new insurance written volume in the private mortgage insurance industry for 1998 as compared to 1997. In addition, Radian completed a bulk transaction in the second quarter of 1998, insuring approximately $700 million of seasoned California loans with a risk profile similar to Radian's regular business. Radian's market share of the industry volume increased to 19.3% in 1998 compared to 17.6% for 1997. Additionally, in 1998, Radian wrote an increased amount of pool insurance that represented risk written of $475.0 million as compared to $284.5 million in 1997. Most of this pool insurance volume relates to a group of structured transactions composed primarily of Fannie Mae- and Freddie Mac-eligible conforming mortgage loans that are geographically well dispersed throughout the United States and have lower average loan-to-value ratios than Radian's primary business.

    Radian's volume in 1998 was positively impacted by low interest rates that affected the entire mortgage industry. The trend toward lower interest rates, which began in the third quarter of 1997, caused refinancing activity during 1998 to continue at a higher rate than normal and strong housing prices caused a large percentage of the refinanced loans to be closed without private mortgage insurance at a loan-to-value ratio of 80% or below. Therefore, the rate of growth in the private mortgage insurance industry was not as high as that of the entire mortgage market. Radian's refinancing activity as a percentage of primary new insurance written was 34% for 1998 as compared to 16% in 1997. However, for the fourth quarter of 1998, refinanced loans represented

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION (continued)


39% of new primary insurance written as compared to only 26% for the third quarter of 1998 as a result of the slight decline in interest rates during the fourth quarter. The persistency rate was 66.6% for 1998 as compared to 84.4% for 1997. This large decline was consistent with the increase in the level of refinancing activity during 1998.

    Net premiums earned in 1998 were $405.3 million, a 22.8% increase compared to $330.0 million for 1997. This increase reflected the insurance in force growth resulting from strong new insurance volume and the increase in pool insurance written during 1998, and was partially offset by the decline in persistency levels. The strong volume led to an increase in direct primary insurance in force during 1998 of 21.7%, from $67.3 billion at December 31, 1997 to $81.9 billion at December 31, 1998. Direct pool risk in force also grew to $993.0 million at December 31, 1998 from $600.5 million at the end of 1997, an increase of 65.4% for the year. For 1998, premiums ceded under captive reinsurance arrangements were $13.8 million, or 3.4% of total premiums earned during 1998, as compared to $5.2 million, or 1.6% of total premiums earned for the same period of 1997. New primary insurance written under captive reinsurance arrangements was $9.7 billion, or 26.1% of total new primary insurance written in 1998 as compared to $4.1 billion, or 19.0% of total new primary insurance written in 1997.

    Net investment income for 1998 was $59.9 million, a 14.3% increase compared to $52.4 million in 1997. This increase was a result of continued growth in invested assets primarily due to positive operating cash flows of $190.1 million during 1998. During 1998, the Company purchased a total of $26.0 million of common equities which led to a slight decrease in the growth in investment income during 1998. Although there will be a short-term decline in investment income from this change in investment policy, the Company expects no material long-term impact on total investment returns as a result of this investment diversification.

    The provision for losses was $166.4 million in 1998, an increase of 12.9% compared to $147.4 million in 1997. This increase reflected the growth of Radian's book of business over the past several years, which has caused an increase in the number of defaults reported to Radian, the continued adverse experience of California loans (despite signs of an improving trend in California), and the continued poor experience of certain "affordable housing" program loans insured in 1994 and 1995, especially in Florida. Although the ultimate performance of the books of business that originated since 1994 cannot yet be determined, it appears that the ultimate loss levels will be slightly higher than average, partially due to the presence of these "affordable housing" loans. Approximately 69% of Radian's primary risk in force and almost all of Radian's pool risk in force at December 31, 1998 had not yet reached its anticipated highest claim frequency years. Radian's overall default rate at December 31, 1998 was 1.57% as compared to 1.75% at December 31, 1997, while the default rate on the primary business was 2.12% at December 31, 1998 as compared to 2.08% at December 31, 1997. The number of defaults rose from 14,711 at December 31, 1997 to 18,775 at December 31, 1998 and the average loss reserve per default rose from $12,229 at the end of 1997 to $13,056 at December 31, 1998. This increase in average loss reserve per default reflected the Company's continued implementation of a more conservative reserve calculation for certain loans in default perceived as having a higher risk of claim incidence. In addition, an increase in the average loan balance and the coverage percentage on loans originated beginning in 1995 has necessitated a higher reserve balance on loans in a default status due to the increased ultimate exposure on these loans. The default rate in California was 2.37% (including pool) at December 31, 1998 as compared to 3.98% at December 31, 1997 and claims paid in California during 1998 were $48.0 million, representing approximately 45.1% of total claims as compared to 59.3% in 1997. California represented 18.6% of primary risk in force at December 31, 1998 as compared to 20.2% at December 31, 1997. The default rate in Florida was 3.28% (including pool) at December 31, 1998 as compared to 3.47% at December 31, 1997 and claims paid in Florida during 1998 were $12.0 million, representing approximately 11.2% of total claims as compared to only 6.4% in 1997. Florida represented 7.4% of primary risk in force at December 31, 1998 as compared to 7.3% at December 31, 1997. The "affordable housing" early default experience is a result of insuring certain loans in which the borrowers' principal and interest reserves and other credit factors were not as strong as on prior years' books of business. Certain underwriting changes were implemented near the end of 1996 to compensate for the factors that contributed to the early default experience on these "affordable housing" loans; however, it is too early to determine the impact of such changes. In addition, Radian has reported an increased number of defaults on the Alternative A and A minus business insured beginning in 1997. Although the default rate for this business is higher than on Radian's normal books, it was not higher than was expected for this type of business, and the higher premium rates charged are expected to compensate for the increased level of risk. Direct losses paid in 1998 were $105.5 million as compared to direct losses paid during 1997 of $99.8 million, an increase of 5.8%.

    Underwriting and other operating expenses were $118.2 million for 1998, an increase of 41.7% compared to $83.4 million for 1997. These expenses consisted of policy acquisition expenses, which relate directly to the acquisition of new business, and other operating expenses, which primarily represent contract underwriting expenses, overhead, and administrative costs.

    Policy acquisition costs were $58.5 million in 1998, an increase of 39.9% compared to $41.8 million in 1997. This increase reflects the growth in variable sales- and underwriting-related expenses relating to Radian's continued growth in new insurance written. The Company has continued development of its marketing infrastructure needed to support a focus on larger, national mortgage lenders in order to take advantage of the widespread consolidation occurring in the mortgage lending industry. Other operating expenses for 1998 were $59.7 million, an increase of 43.6% compared to $41.6 million for 1997. Most of the increase continued to result from an increase in expenses associated with the Company's ancillary services, specifically contract underwriting. Contract underwriting expenses for 1998 included in other operating expenses were $34.4 million as compared to $11.2 million for 1997, an increase of 207.1%. Some of these additional contract underwriting expenses were correspondingly offset by increases to other income, which rose 174.7% from $5.6 million in 1997 to $15.3 million in 1998. During 1998, loans underwritten via contract underwriting accounted for 21.2% of applications, 17.9% of insurance commitments, and 15.6% of certificates issued by Radian as compared to 20.7% of applications, 17.0% of commitments, and 15.2% of certificates in 1997. Changing market conditions caused the cost of contract underwriting to increase during 1997 and 1998 due to the high demand for available resources. However, as further efficiencies are realized in the contract underwriting process due to the integration with Freddie Mac's Loan Prospector and Fannie Mae's Desktop Underwriter origination systems, the cost per contract underwriting loan underwritten could decrease.

    The effective tax rate for 1998, excluding merger costs net of tax of $714,000, was 28.3% as compared to 27.3% for 1997. Eliminating the merger expenses of $1.1 million for 1998, operating income accounted for 68.3% of net income in 1998 as compared to 65.8% for the same period in 1997, thus resulting in the increase in effective tax rates for 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's sources of funds consist primarily of premiums and investment income. Funds are applied primarily to the payment of Radian's claims and operating expenses. The Company generated positive cash flows from operating activities in 1999, 1998, and 1997 of $248.0 million, $190.1 million, and $148.1 million, respectively. The significant increases in operating cash flows reflect the growth in premiums written and insurance in force that has more than offset any increases in claims paid and other expenses. Also contributing to the increase in operating cash flows in 1999 was a reduction in claims paid. Positive cash flows are invested pending future payments of claims and other expenses; cash flow shortfalls, if any, are funded primarily through sales of short-term investments and other investment portfolio securities.

    Total investments were $1.4 billion at December 31, 1999, including $57.0 million of short-term investments with maturities of 90 days or less and $99.5 million of U.S. Treasury equivalents and government agency securities. At December 31, 1999, approximately 95.5% of the Company's investments consisted of money market and investment-grade, readily marketable, fixed-income securities, concentrated in maturities of greater than five years. In addition, at December 31, 1999, the Company's investment portfolio included $58.4 million of equity securities, which includes convertible debt and convertible preferred stock.

    Loss reserves increased from $245.1 million at December 31, 1998 to $335.6 million at December 31, 1999. This increase in loss reserves due to newly reported defaults, new loans in default that were not reported, and increases to loss reserves on existing defaults was a result of continued adverse Florida experience as well as the continued growth of the in force insurance book. In addition, an increase in the average loan balance and the coverage percentage on loans originated beginning in 1995 has necessitated a higher reserve balance on loans in a default status due to the increased ultimate exposure on these loans. Radian has experienced abnormally high early defaults on the 1994 and 1995 origination year books of business, which reflected the increase in "affordable housing" program loans insured in the period. Radian also experienced an increase in defaults under the Alternative A and A minus programs insured starting in late 1997, which is a typical pattern for such business. Unearned premiums decreased from $75.5 million at December 31, 1998 to $54.9 million at December 31, 1999 due to cancellation of annual and single premium product as a result of the increased refinancing environment and the corresponding replacement of that business with primarily monthly premium product that has no unearned premium.

    Stockholders' equity plus redeemable preferred stock increased to $1.1 billion at December 31, 1999, an increase of 12.9% from $972.2 million at December 31, 1998. This increase resulted primarily from net income for 1999 of $148.1 million and proceeds from the issuance of common stock of $17.1 million and was offset by a $33.3 million decrease (net of tax) in the market value of securities available for sale and $6.9 million of dividends.

    As protection against a period of adverse loss development, Radian Guaranty has entered into a variable quota share reinsurance treaty for the primary books of business originated by Radian Guaranty in 1994, 1995, 1996, and 1997 as well as some portion of the pool book of business originated in 1997 by Radian Guaranty. As per the terms of the reinsurance treaties, Radian Guaranty receives variable quota share loss relief at levels ranging from 7.5% to 15.0% based upon the loss ratio on the covered book of business. A ceding commission is paid by the reinsurer to Radian Guaranty except for certain circumstances where the loss ratio on the covered book exceeds a stated level. These treaties remain in force for a period of ten years and are noncancelable by either party until after ten years have elapsed except under certain circumstances. Premiums are payable to the reinsurer on a quarterly basis net of ceding commissions due to Radian Guaranty and any losses calculated under the variable quota share coverage are recovered on a quarterly basis. At the end of the fourth, seventh, and tenth years of each treaty, depending on the extent of losses recovered to date on the calendar year quota share portion of the treaty, a calculation is made to determine an amount of Underwriting Year Excess Coverage, if any, due to Radian Guaranty.

    In addition, there are two other catastrophic excess loss treaties that cover Radian's business in periods of catastrophic loss. One treaty covers the books of business originated by Radian Guaranty while the other covers the books of business originated by Amerin Guaranty.

    As part of its Year 2000 remediation effort, the Company upgraded all desktop and laptop personal computers and vendor software programs that were not Year 2000 compliant during 1999. The cost of this upgrade was approximately $350,000. In 2000, the Company plans to implement system and network monitoring software at a cost of approximately $400,000 that will enhance the efficiency of the Company's operating systems.

    The Company believes that Radian will have sufficient funds to satisfy its claim payments and operating expenses and to pay dividends to the Company for at least the next 12 months. The Company also believes that it will be able to satisfy its long-term (more than 12 months) needs with cash flow from Radian. As a holding company, the Company conducts its principal operations through Radian. The Company's ability to pay dividends

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

on the $4.125 Preferred Stock is dependent upon Radian's ability to pay dividends or make other distributions to the Company. Based on the Company's current intention to pay quarterly common stock dividends of approximately $0.03 per share, the Company will require distributions from Radian of $7.8 million annually to pay the dividends on the outstanding shares of $4.125 Preferred Stock and common stock. There are regulatory and contractual limitations on the payment of dividends or other distributions (See note 7 to the Consolidated Financial Statements.) The Company does not believe that these restrictions will prevent the payment by Radian or the Company of these anticipated dividends or distributions in the foreseeable future.

YEAR 2000 ISSUE

Many previously existing computer programs used only two digits to identify a year in the date field. Those programs were designed and developed without considering the impact of the change in the century. If not corrected, these computer applications would have failed or created erroneous results by or at the year 2000. The Company conducted an analysis of its systems and completed its Year 2000 project with the result that all of its systems are Year 2000 compliant. "Year 2000 compliant" means fault-free performance in the processing of data and date-related data (including, but not limited to, calculating, comparing, and sequencing) by all hardware and software products, individually and in combination. Fault-free performance must include the manipulation of data when dates are in the 20th or 21st century and must be transparent to the user.

    The Company completed the necessary program modifications to make them Year 2000 compliant and all date-sensitive files were appropriately modified and updated. In addition, the Company reviewed all of its hardware systems to assess Year 2000 compliance and upgraded any systems where necessary. The Company's servers are currently Year 2000 compliant as are all desktop and laptop systems.

    Although the Company is Year 2000 compliant, in the event that third parties with whom the Company transacts business are not Year 2000 compliant, potential for an adverse effect on the Company's operation may remain. To date, all of the Company's mission-critical business partners have demonstrated that their systems that interface with the Company's systems are Year 2000 compliant.

    With respect to the Company's non-information technology systems, the Company has experienced no Year 2000 compliance problems from any providers of electronic and electro-mechanical devices deemed critical to the Company's business operations.

    The Company did not incur any significant incremental expense related to Year 2000 issues during 1999.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company manages its investment portfolio to achieve safety and liquidity, while seeking to maximize total return. The Company believes it can achieve these objectives by active portfolio management and intensive monitoring of investments. Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments. The market risk related to financial instruments of the Company primarily relates to the investment portfolio, which exposes the Company to risks related to interest rates, default prepayments, and declines in equity prices. Interest rate risk is the price sensitivity of a fixed income security to changes in interest rates. The Company views these potential changes in price within the overall context of asset and liability management. The Company's analysts estimate the payout pattern of the mortgage insurance loss reserves to determine their duration, which is the weighted average payments expressed in years. The Company sets duration targets for fixed income investment portfolios that the Company believes mitigates the overall effect of interest rate risk. As of December 31, 1999, the average duration of the fixed income portfolio was 6.2 years. Based upon assumptions the Company uses in its duration calculations, increases in interest rates of 100 and 150 basis points would cause decreases in the market value of the fixed maturity portfolio (excluding short-term investment) of approximately 7.3% and 10.7%, respectively. Similarly, a decrease in interest rates of 100 and 150 basis points would cause increases in the market value of the fixed maturity portfolio of approximately 7.3% and 10.6%, respectively.

    The Company had no foreign investments or non-investment-grade fixed income securities in its investment portfolio at December 31, 1999.

    At December 31, 1999, the market value and cost of the Company's equity securities were $58.4 million and $47.7 million. The Company is exposed to equity price risk as a result of its investment in equity securities. However, this risk is minimal due to the relatively minor component of the overall portfolio consisting of equity securities.

DIRECTORS AND OFFICERS

RADIAN GROUP INC.

DIRECTORS

Frank P. Filipps
Chairman and
Chief Executive Officer

Roy J. Kasmar
President and
Chief Operating Officer

Herbert Wender
Former Vice Chairman
LandAmerica Financial Group, Inc.

David C. Carney
Chairman
ImageMax, Inc.

Howard B. Culang
President
Laurel Corporation

Claire M. Fagin, Ph.D., R.N.
Independent Consultant

Rosemarie B. Greco
Principal
GRECOventures

Stephen T. Hopkins
President
Hopkins and Company LLC

James W. Jennings
Senior Partner
Morgan, Lewis & Bockius LLP

James C. Miller
Former President
CMAC Investment Corporation

Ronald W. Moore
Adjunct Professor of Business
Administration, Graduate School
of Business Administration,
Harvard University

Robert W. Richards
Former Chairman of the Board
Source One Mortgage
Services Corporation

Anthony W. Schweiger
President
The Tomorrow Group LLC

Larry E. Swedroe
Principal
Buckingham Asset
Management, Inc.

OFFICERS

Frank P. Filipps
Chairman and
Chief Executive Officer

Roy J. Kasmar
President and
Chief Operating Officer

C. Robert Quint
Executive Vice President
and Chief Financial Officer

Howard S. Yaruss
Senior Vice President,
Secretary and General Counsel

Albert V. Will
Executive Vice President
Sales and Operations

Andrew R. Luczakowsky
Senior Vice President
Information Services

RADIAN GUARANTY INC.

OFFICERS

Frank P. Filipps
Chairman and
Chief Executive Officer

Roy J. Kasmar
President and
Chief Operating Officer

EXECUTIVE VICE PRESIDENTS

C. Robert Quint
Chief Financial Officer

Albert V. Will
Sales and Operations

SENIOR VICE PRESIDENTS

Michael M. Brown
Regional Business Manager

Paul F. Fischer
Risk Management

Herb T. Janssen Jr.
National Accounts

Francis J. (Skip) Johnson
Regional Business Manager

Sam D. King
GSE Relations

Andrew R. Luczakowsky
Information Services

Jonathan T. McGrain
Marketing Services

Theodore H. Miller Jr.
National Accounts

S. Trezevant Moore Jr.
Product Development
and Structured Transactions

Douglas S. Rossbach
Electronic Commerce

Earl R. Smith III
National Accounts

Scott C. Stevens
Human Resources
and Administration

R. Bruce Van Fleet
National Accounts Manager

Howard S. Yaruss
Secretary and General Counsel

James A. Zarnowski
Regional Business Manager

STOCKHOLDERS' INFORMATION

ANNUAL MEETING

The annual meeting of stockholders of Radian Group Inc. will be held on Tuesday, May 9, 2000, at 10:00 a.m. at 1601 Market Street, 11th floor, Philadelphia, Pennsylvania.

10-K REPORT

Copies of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission will be available without charge after March 31, 2000, to stockholders upon written request to:

Secretary
Radian Group Inc.
1601 Market Street
Philadelphia, PA 19103

TRANSFER AGENT AND REGISTRAR

Bank of New York
P.O. Box 11002
Church Street Station
New York, NY 10286
212 815.2286

CORPORATE HEADQUARTERS

1601 Market Street
Philadelphia, PA 19103
215 564.6600

COMMON STOCK

Radian Group Inc. common stock is listed on The New York Stock Exchange under the symbol RDN. At December 31, 1999, there were 37,307,504 shares outstanding and approximately 8,000 holders of record. The following table sets forth the high and low sales prices of the Company's common stock on The New York Stock Exchange Composite Tape:

                                       1998                  1999
                               --------------------   --------------------
                                 HIGH         LOW         HIGH       LOW
1st Quarter                    69 1/4      55 15/16     51         35
2nd Quarter                    67 1/4      57 1/16      51 5/16    33 5/16
3rd Quarter                    68 11/16    36 5/8       55 9/16    42
4th Quarter                    48 13/16    28           55 3/16    41 1/4

Cash dividends for each share of the Company's common stock were $0.03 for each quarter of 1998 and 1999.

(C)2000 RADIAN GROUP INC.

Printed entirely on recycled paper.

Design: Inc Design, incdesign.com


44