Form 10-Q
period 2000-03-31
RADIAN GROUP INC
filed 2000-05-15
CIK 890926

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

                                 MARCH 31, 2000

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 37,576,823 shares of Common Stock, $0.001 par value, outstanding on May 10, 2000.

                       RADIAN GROUP INC. AND SUBSIDIARIES

                                      INDEX

                                                                                          PAGE NUMBER

Part I - Financial Information
         Consolidated Balance Sheets - March 31, 2000 (Unaudited) and
                  December 31, 1999....................................................           3


         Consolidated Statements of Income - For the quarters ended
                  March 31, 2000 (Unaudited) and 1999 (Unaudited).......................           4

         Consolidated Statement of Changes in Common Stockholders'
                  Equity - For the quarter ended March 31, 2000 (Unaudited).............           5

         Consolidated Statements of Cash Flows - For the quarters ended
                  March 31, 2000 (Unaudited) and 1999 (Unaudited).......................           6

         Notes to Consolidated Financial Statements.....................................           7

         Management's Discussion and Analysis of Results of
                  Operations and Financial Condition....................................           8 - 12

         Quantitative and Qualitative Disclosures about Market Risk.....................           12

Part II - Other Information, as applicable..............................................           13

Signature...............................................................................           14

RADIAN GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                                               March 31     December 31
                                                                                   2000            1999
                                                                                   ----            ----
                                                                              (Unaudited)
(In thousands, except share amounts)
Assets
     Investments
         Fixed maturities held to maturity - at amortized cost (fair value
           $476,847 and $475,257) .........................................   $   467,564    $   468,549
         Fixed maturities available for sale - at fair value
           (amortized cost $941,819 and $839,845) .........................       920,977        804,776
         Equity securities - at fair value (cost $47,795 and $47,719) .....        59,674         58,378
         Short-term investments ...........................................        64,581         56,974
     Cash .................................................................         3,104          7,507
     Deferred policy acquisition costs ....................................        62,952         61,680
     Prepaid federal income taxes .........................................       202,750        204,701
     Provisional losses recoverable .......................................        41,856         40,065
     Other assets .........................................................        73,940         74,082
                                                                              -----------    -----------
                                                                              $ 1,897,398    $ 1,776,712
                                                                              ===========    ===========


Liabilities and Stockholders' Equity

     Unearned premiums ....................................................   $    63,232    $    54,925
     Reserve for losses ...................................................       349,966        335,584
     Federal income taxes, principally deferred ...........................       232,908        206,168
     Accounts payable and accrued expenses ................................        82,679         82,779
                                                                              -----------    -----------
                                                                                  728,785        679,456
                                                                              -----------    -----------

     Redeemable preferred stock, par value $.001 per share;
         800,000 shares issued and outstanding - at
         redemption value .................................................        40,000         40,000
                                                                              -----------    -----------
Common stockholders' equity

     Common stock, par value $.001 per share; 80,000,000 shares authorized;
         37,453,141 shares and 37,307,504 shares issued
         and outstanding ..................................................            37             37
     Additional paid-in capital ...........................................       529,061        524,408
     Retained earnings ....................................................       605,348        548,684
     Accumulated other comprehensive loss .................................        (5,833)       (15,873)
                                                                              -----------    -----------
                                                                                1,128,613      1,057,256
                                                                              -----------    -----------
                                                                              $ 1,897,398    $ 1,776,712
                                                                              ===========    ===========


                See notes to consolidated financial statements.

RADIAN GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                               Quarter Ended
                                                                  March 31
                                                            2000          1999
                                                            ----          ----
(In thousands, except per-share amounts)

Revenues:
   Premiums written:
       Direct .......................................   $ 147,008    $ 122,747
       Assumed ......................................           4            4
       Ceded ........................................     (11,406)     (11,396)
                                                        ---------    ---------

   Net premiums written .............................     135,606      111,355
   (Increase) decrease in unearned premiums .........      (8,309)       1,138
                                                        ---------    ---------

   Premiums earned ..................................     127,297      112,493
   Net investment income ............................      18,827       15,913
   Gain on sales of investments .....................         851          385
   Other income .....................................       1,350        4,409
                                                        ---------    ---------
                                                          148,325      133,200

Expenses:
   Provision for losses .............................      38,782       44,242
   Policy acquisition costs .........................      13,262       16,186
   Other operating expenses .........................      13,451       16,944
   Merger expenses ..................................          --        2,833
                                                        ---------    ---------
                                                           65,495       80,205
                                                        ---------    ---------

Pretax income .......................................      82,830       52,995
Provision for income taxes ..........................     (24,230)     (15,642)
                                                        ---------    ---------

Net income ..........................................      58,600       37,353
Dividends to preferred stockholder ..................         825          825
                                                        ---------    ---------

Net income available to common stockholders .........   $  57,775    $  36,528
                                                        =========    =========

Basic net income per share ..........................   $    1.54    $    0.99
                                                        =========    =========

Diluted net income per share ........................   $    1.53    $    0.97
                                                        =========    =========

Average number of common shares outstanding - basic .      37,419       36,862
                                                        =========    =========

Average number of common and common equivalent shares
outstanding - diluted ...............................      37,864       37,723
                                                        =========    =========





                See notes to consolidated financial statements.

RADIAN GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY

                                                                                     Accumulated
                                                           Additional                   Other
                                               Common       Paid-In      Retained    Comprehensive
                                               Stock        Capital      Earnings    Income (Loss)     Total
                                               -----        -------      --------    -------------     -----
         (In thousands)

Balance, December 31, 1999 ............   $        37   $   524,408   $   548,684    $   (15,873)   $ 1,057,256
Comprehensive income:
Net income (unaudited) ................            --            --        58,600             --         58,600
Unrealized holding gains arising
  during period, net of tax of
  $5,706 (unaudited) ..................            --            --            --         10,598
Less:  Reclassification adjustment
  for net gains included in net income,
  net of tax of $300 (unaudited) ......            --            --            --           (558)
                                                                                     -----------
Net unrealized gain on investments,
     net of tax of $5,406 (unaudited) .            --            --            --         10,040         10,040
                                                                                                    -----------
 Comprehensive income (unaudited) .....                                                                  68,640
Issuance of common stock (unaudited) ..            --         4,653            --             --          4,653
Dividends (unaudited) .................            --            --        (1,936)            --         (1,936)
                                          -----------   -----------    ----------     ----------    -----------

Balance, March 31, 2000 (unaudited) ...   $        37   $   529,061   $   605,348    $    (5,833)   $ 1,128,613
                                          ===========   ===========   ===========    ===========    ===========


                See notes to consolidated financial statements.

RADIAN GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                    Quarter Ended
                                                                      March 31
                                                                   2000        1999
                                                                   ----        ----
(In thousands)
Cash flows from operating activities ........................   $  96,080    $  71,457
                                                                ---------    ---------
Cash flows from investing activities:
  Proceeds from sales of investments available for sale .....      84,059       20,801
  Proceeds from sales of equity securities available for sale       4,349          528
  Proceeds from redemptions of investments available for sale       5,713        2,350
  Proceeds from redemptions of investments held to maturity .       3,398        4,834
  Purchases of investments available for sale ...............    (186,863)     (80,381)
  Purchases of equity securities available for sale .........      (4,451)      (5,573)
  Purchases of short-term investments, net ..................      (7,607)      (4,668)
  Purchases of property and equipment, net ..................      (1,282)      (5,643)
  Other .....................................................        (516)        (738)
                                                                ---------    ---------
Net cash used in investing activities .......................    (103,200)     (68,490)
                                                                ---------    ---------

Cash flows from financing activities:

  Proceeds from issuance of common stock ....................       4,653          714
  Dividends paid ............................................      (1,936)      (1,506)
                                                                ---------    ---------

Net cash from (used in) financing activities ................       2,717         (792)
                                                                ---------    ---------

(Decrease) increase in cash .................................      (4,403)       2,175
Cash, beginning of period ...................................       7,507        9,377
                                                                ---------    ---------

Cash, end of period .........................................   $   3,104    $  11,552
                                                                =========    =========

Supplemental disclosures of cash flow information:

Income taxes paid ...........................................   $      --    $     500
                                                                =========    =========
Interest paid ...............................................   $      62    $      33
                                                                =========    =========

                See notes to consolidated financial statements.

                       RADIAN GROUP INC. AND SUBSIDIARIES

                                   (UNAUDITED)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     1 - UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

         The consolidated financial statements include the accounts of Radian Group Inc. (the "Company") and its subsidiaries including its principal operating subsidiaries, Radian Guaranty Inc. and Amerin Guaranty Corporation, (collectively referred to as "Radian"), and are presented on the basis of generally accepted accounting principles.

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

         For a summary of significant accounting policies and additional financial information, see the Radian Group Inc. Annual Report on Form 10-K for the year ended December 31, 1999.

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

     3 - ACCOUNTING PRINCIPLES ISSUED AND NOT YET ADOPTED

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement, originally effective for fiscal years beginning after June 15, 1999, was deferred for one year when the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." The statement establishes accounting and reporting standards for derivative instruments and hedging activity and requires that all derivatives be measured at fair value and recognized as either assets or liabilities in the financial statements. The impact of the statement will depend on the extent of derivatives and embedded derivatives at the date the statement is adopted. The Company is currently evaluating the effect this statement might have on the consolidated financial position or results of operations.

         In October 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-7, "Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk" ("SOP 98-7"). This statement provides guidance on how to apply the deposit method of accounting when it is required for insurance and reinsurance contracts that do not transfer insurance risk. The Company adopted SOP 98-7 in 2000.

                       RADIAN GROUP INC. AND SUBSIDIARIES

  MANAGEMENT"S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
                                   CONDITION

The following is a "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

       The statements contained in this Form 10-Q that are not historical facts are forward-looking statements. Actual results may differ materially from those projected in the forward-looking statements. These forward-looking statements involve risks and uncertainties including, but not limited to, the following risks: that interest rates may increase rather than remain stable or decrease; that housing demand may decrease for any number of reasons, including changes in interest rates, adverse economic conditions, or other reasons; that Radian's market share may decrease as a result of changes in underwriting criteria by Radian or its competitors, or other reasons; and changes in the performance of the financial markets, in the demand for and market acceptance of Radian products, increased competition from government programs and the use of substitutes for mortgage insurance, and in general conditions. Investors are also directed to other risks discussed in documents filed by the Company with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

       Net income for the first quarter of 2000 was $58.6 million, a 56.9% increase compared to $37.4 million for the first quarter of 1999. However, net income for the first quarter of 1999 included merger expenses net of tax of $2.5 million. Without these merger expenses, net income was $39.9 million for the first quarter of 1999 and net income for the first quarter of 2000 increased by 47.0%. This improvement was a result of significant growth in premiums earned and net investment income combined with a lower provision for losses and a reduction in policy acquisition costs and other operating expenses.

       New primary insurance written during the first quarter of 2000 was $5.1 billion, a 44.5% decrease compared to $9.2 billion for the first quarter of 1999. This decrease in Radian's primary new insurance written volume for the first quarter of 2000 was primarily due to a 34.8% decrease in new insurance written volume in the private mortgage insurance industry for the first quarter of 2000 as compared to the first quarter of 1999. In addition, Radian"s market share of the industry decreased to 15.5% in the first quarter of 2000, compared to 18.3% for the same period of 1999. Radian believes the market share decline was primarily due to the reduction in business provided by a few of the largest national accounts, which rebalanced their mortgage insurance allocation after the merger. In addition, the Company believes that certain large bulk transactions written by other companies within the industry are included in industry new insurance written figures. In the first quarter of 2000, Radian reduced the amount of pool insurance it wrote to $90.3 million of risk written as compared to $158.6 million in the first quarter of 1999. Most of this pool insurance volume relates to a group of structured transactions composed primarily of Fannie Mae- and Freddie Mac-eligible conforming mortgage loans ("GSE Pool") that are geographically well dispersed throughout the United States and have lower average loan-to-value ratios than Radian"s primary business. This business contains loans with loan-to-value ratios above 80% which have primary insurance that places the pool insurance in a secondary loss position and loans with loan-to-value ratios of 80% and below for which the pool coverage is in a first loss position. The performance of this business written in prior years has been better than anticipated although the business is relatively young and the historical performance might not be an indication of future performance. Under a pool insurance transaction, the exposure to Radian on each individual loan is uncapped; however, the aggregate stop-loss percentage (typically 1.0% to 1.5% of the aggregate original loan balance in the Fannie Mae/Freddie Mac transactions) is the maximum that can be paid out in losses before the insurer"s exposure terminates. The Company expects its pool insurance activity to decline during the remainder of 2000. Premium rates on such pool insurance are significantly lower than on primary insurance loans due to the low stop-loss levels, which limit the overall risk exposure to Radian, and the focus of such product on high-quality primary insurance customers. Standard & Poor"s Corporation, Moody's Investors Service and Fitch Investors Service, Inc. have determined that the capital requirements to support such pool insurance will be significantly more stringent than on primary insurance due to the low premium rates and low stop-loss levels which increase expected losses as a percentage of risk outstanding.

         Radian"s volume in the first three months of 2000 was negatively impacted by relatively higher interest rates

                       RADIAN GROUP INC. AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                        FINANCIAL CONDITION (CONTINUED)

which affected the entire mortgage industry. The trend toward higher interest rates, which began in the third quarter of 1999, caused refinancing activity at the beginning of 2000 to decline to a more normal rate and contributed to the decrease in the mortgage insurance industry new insurance written volume for the first quarter of 2000. Radian's refinancing activity as a percentage of primary new insurance written was 13.0% for the first quarter of 2000 as compared to 39.0% for the same period in 1999. The persistency rate, which is defined as the percentage of insurance in force that is renewed in any given year, was 78.2% for the twelve months ended March 31, 2000 as compared to 66.1% for the twelve months ended March 31, 1999. This increase was consistent with the declining level of refinancing activity during the second half of 1999, which caused the cancellation rate to decrease. The expectation for the remainder of 2000 is a smaller industry volume and higher persistency rates, influenced by higher interest rates.

       Radian also has become more involved in insuring non-traditional loans, specifically Alternative A and A minus loans. Alternative A borrowers have an equal or better credit profile than Radian's typical insured borrowers, but these loans are underwritten with reduced documentation and verification of information. Radian typically charges a higher premium rate for this business due to the reduced documentation, but does not consider this business to be significantly more risky than its normal primary business. The A minus loan programs typically have non-traditional credit standards which are less stringent than standard credit guidelines. To compensate for this additional risk, Radian receives a higher premium for insuring this product that Radian believes is commensurate with the additional default risk. During the first quarter of 2000, Alternative A and A minus business accounted for $852.2 million or 16.8% of Radian's new primary insurance written as compared to $75.4 million or 0.8% for the same period in 1999.

       Net premiums earned in the first quarter of 2000 were $127.3 million, a 13.2% increase compared to $112.5 million for the first quarter of 1999. This increase reflected the insurance in force growth resulting from strong new insurance volume in 1999, aided by the increase in persistency levels, and was offset slightly by the decrease in pool insurance written during the first quarter of 2000. There was an increase in direct primary insurance in force for the quarter of 1.8%, from $97.1 billion at December 31, 1999 to $98.9 billion at March 31, 2000. GSE Pool risk in force also grew to $1.2 billion at March 31, 2000 from $1.1 billion at the end of 1999, an increase of 12.7% for the quarter. Radian and the industry have entered into risk-sharing arrangements with various customers that are designed to allow the customer to participate in the risks and rewards of the mortgage insurance business. One such product is captive reinsurance, in which a mortgage lender sets up a mortgage reinsurance company that assumes part of the risk associated with that lender's insured book of business. In most cases, the risk assumed by the reinsurance company is an excess layer of aggregate losses that would be penetrated only in a situation of adverse loss development. For the first quarter of 2000, premiums ceded under captive reinsurance arrangements were $8.1 million, or 5.8% of total premiums earned during the period, as compared to $5.3 million, or 4.5% of total premiums earned for the same period of 1999. New primary insurance written under captive reinsurance arrangements was $1.7 billion, or 33.3% of total new primary insurance written for the first quarter of 2000 as compared to $2.7 billion, or 29.5% for the same period in 1999. Radian expects to enter into several new agreements in 2000.

       Net investment income for the first quarter of 2000 was $18.8 million, an 18.3% increase compared to $15.9 million for the same period of 1999. This increase was a result of continued growth in invested assets primarily due to positive operating cash flows of $96.1 million during the first quarter of 2000. The Company has continued to invest some of its new operating cash flow in tax-advantaged securities, primarily municipal bonds, although the Company did modify its investment policy to allow the purchase of various of asset classes, including common stock and convertible securities, beginning in the second quarter of 1998 and some of the Company's cash flows have been used to purchase these classes of securities. The Company's intent is to target the common equity exposure at a maximum of 5% of the investment portfolio's market value while the convertible securities and mortgage-backed securities exposures are targeted not to exceed 10% each. The Company expects no material long-term impact on total investment returns as a result of this investment asset diversification.

                       RADIAN GROUP INC. AND SUBSIDIARIES

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                        FINANCIAL CONDITION (CONTINUED)

       The provision for losses was $38.8 million for the first three months of 2000, a decrease of 12.3% compared to $44.2 million for the first three months of 1999. This decrease was due to a decline in Radian's delinquency rate combined with the relatively lower amount of paid claims, offset by an increase in the number of delinquent loans as a result of the significant growth and maturation of Radian's book of business over the past several years and the continued poor experience of certain "affordable housing" program loans insured in 1994 and 1995, especially in Florida. Historically, claim activity has reached its highest level in the third through fifth years after the year of loan origination. Approximately 61% of Radian's primary risk in force and most of Radian's pool risk in force at March 31, 2000 had not yet reached its anticipated highest claim frequency years. Due to the high cancellation rates and strong new insurance volume in 1998 and 1999, this percentage of risk in force is significantly higher than normal levels. Radian's overall default rate at March 31, 2000 was 1.45% as compared to 1.49% at December 31, 1999, while the default rate on the primary business was 2.16% at March 31, 2000 as compared to 2.15% at December 31, 1999. The decrease in Radian's overall default rate is a result of the continued strong economy and the relatively lower interest rates that have been experienced over the past few years. A strong economy generally results in better loss experience and a decrease in the overall level of losses. A weakening of the economy could negatively impact Radian's overall default rates, which would result in an increase in the provision for losses. The number of defaults rose from 22,151 at December 31, 1999 to 22,746 at March 31, 2000 and the average loss reserve per default rose from $15,071 at the end of 1999 to $15,385 at March 31, 2000. The slight increase in the average loss reserve per default was primarily the result of an increase in the average loan balance and the coverage percentage on loans originated beginning in 1995, which has necessitated a higher reserve balance on loans in a default status due to the increased ultimate exposure on these loans. The default rate in California was 1.66% (including pool) at March 31, 2000 as compared to 1.80% at December 31, 1999 and claims paid in California during the first quarter of 2000 were $5.0 million, representing approximately 20.8% of total claims as compared to 32.4% in 1999. California represented approximately 17.1% of primary risk in force at March 31, 2000 as compared to 17.2% at December 31, 1999. The default rate in Florida was 2.77% (including pool) at March 31, 2000 as compared to 3.08% at December 31, 1999 and claims paid in Florida during the first quarter of 2000 were $4.0 million, representing approximately 16.5% of total claims as compared to 11.5% in 1999. Florida represented approximately 7.3% of primary risk in force at March 31, 2000 as compared to 7.4% at December 31, 1999. The "affordable housing" early default experience is a result of insuring certain loans in which the borrowers" principal and interest reserves and other credit factors were not as strong as on prior years" books of business. Certain underwriting changes were implemented near the end of 1996 to compensate for the factors that contributed to the early default experience on these "affordable housing" loans; however, it is too early to determine the impact of such changes. In addition, Radian has reported an increased number of defaults on the Alternative A and A minus business insured beginning in 1997 through 1999. Although the default rate for this business is higher than on Radian's normal books, it is within the expected rage for this type of business, and the higher premium rates charged are expected to compensate for the increased level of risk. Direct losses paid in the first quarter of 2000 remained constant at $23.3 million as compared to $23.4 million for the same quarter of 1999. The severity of loss payments has declined due to property value appreciation, but any negative impact on future property values would likely increase the loss severity.

       Underwriting and other operating expenses were $26.7 million for the first three months of 2000, a decrease of 19.4% compared to $33.1 million for the same period of 1998. These expenses consisted of policy acquisition expenses, which relate directly to the acquisition of new business, and other operating expenses, which primarily represent contract underwriting expenses, overhead and administrative costs.

       Policy acquisition costs were $13.3 million in the first quarter of 2000, a decrease of 18.1% compared to $16.2 million in the first quarter of 1999. This reflects the synergies achieved as a result of the merger combined with a decrease in the level of new insurance written for the first quarter of 1999. The Company has continued development of its marketing infrastructure needed to support a focus on larger, national mortgage lenders in order to take advantage of the widespread consolidation and centralized decision making occurring in the mortgage lending industry. Other

                       RADIAN GROUP INC. AND SUBSIDIARIES

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                        FINANCIAL CONDITION (CONTINUED)

operating expenses for the first quarter of 2000 were $13.5 million, a decrease of 20.6% compared to $16.9 million for the first quarter of 1999. This also reflects a decrease in expenses associated with contract underwriting services offset by an increase in expenses associated with the Company's administrative and support functions. Contract underwriting expenses for the first quarter of 2000 included in other operating expenses were $3.4 million as compared to $10.7 million for the same period in 1999, a decrease of 68.3%. This $7.3 million decrease in contract underwriting expenses during the first quarter of 2000 reflected the decreasing demand for contract underwriting services as mortgage origination volume has declined. Consistent with the decline in contract underwriting expenses, other income decreased 69.4% to $1.4 million for the first quarter of 2000 as compared to $4.4 million for the same period in 1999. During the first three months of 2000, loans underwritten via contract underwriting accounted for 27.5% of applications, 23.6% of insurance commitments, and 16.8% of certificates issued by Radian as compared to 24.2% of applications, 20.7% of commitments and 17.7% of certificates in the first three months of 1999. In 2000, these percentages are expected to continue increasing if the level of refinancing activity remains relatively low as refinanced loans tend to have lower loan-to-value ratios and therefore contain a relatively low percentage of loans that require mortgage insurance. In addition to the decreasing demand for contract underwriting services, integration of the contract underwriting process with Freddie Mac's Loan Prospector and Fannie Mae's Desktop Underwriter origination systems has resulted in a decrease in the cost per contract underwriting loan underwritten thus contributing to the overall decrease in contract underwriting expenses.

       During the first quarter of 1999, the Company incurred merger-related expenses of $2.8 million. The Company expects to incur no additional merger-related expenses in 2000.

       The effective tax rate for the quarter ended March 31, 2000 was 29.3% as compared to 28.6% for the first quarter of 1999, excluding merger costs net of tax of $2.5 million. Eliminating the merger expenses of $2.8 million for the first quarter of 1999, operating income accounted for 76.2% of pretax net income in the first quarter of 2000 as compared to 70.8% in the first quarter of 1999, thus resulting in the increase in effective tax rate for the first quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

       The Company's sources of funds consist primarily of premiums and investment income. Funds are applied primarily to the payment of Radian's claims and operating expenses.

       Cash flows from operating activities for the quarter ended March 31, 2000 were $96.1 million as compared to $71.5 million for the same period of 1999. This increase consisted of an increase in net premiums written and investment income received combined with a decrease in operating expenses. Positive cash flows are invested pending future payments of claims and other expenses; cash flow shortfalls, if any, are funded through sales of short-term investments and other investment portfolio securities.

       Stockholders' equity plus redeemable preferred stock of $40.0 million, increased from $1.1 billion at December 31, 1999 to $1.2 billion at March 31, 2000, primarily as a result of net income of $58.6 million, an increase in the market value of securities available for sale of $10.0 million, net of tax, and proceeds from the issuance of common stock of $4.7 million, partially offset by dividends of $1.9 million.

       As of March 31, 2000, the Company and its subsidiaries had no material commitments for capital expenditures.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       During the first three months of 2000, the Company experienced an increase in the fair market value of the available for sale portfolio, which resulted in a decrease in the net unrealized loss on the investment portfolio of $10.0 million, from a net unrealized loss of $15.9 million at December 31, 1999 to a net unrealized loss of $5.8 million at March 31, 2000. This increase in value was a result of changes in market interest rates and not as a result of changes in the composition of the Company's investment portfolio. For a more complete discussion about the potential impact of interest rate changes upon the fair value of the financial instruments in the Company's investment portfolio, see "Quantitative and Qualitative Disclosures about Market Risk" in the Company's 1999 Form 10-K.

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

                                      RADIAN GROUP INC.

Date:  May 15, 2000                   /s/  C. Robert Quint
                            -------------------------------------------------
                                      C.  Robert Quint
                            Executive Vice President, Chief Financial Officer
                                    (Principal Accounting Officer)