Form 10-Q
period 2000-06-30
RADIAN GROUP INC
filed 2000-08-14
CIK 890926

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended JUNE 30, 2000
                                        -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________________ to ________________

         Commission file number 1-11356
                                -------


                                RADIAN GROUP INC.
                                -----------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                        23-2691170
          --------                                        ----------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

  1601 MARKET STREET, PHILADELPHIA, PA                        19103
  ------------------------------------                       --------
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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 37,710,804 shares of Common Stock, $0.001 par value, outstanding on August 10, 2000.

                       RADIAN GROUP INC. AND SUBSIDIARIES

                                      INDEX

                                                                                             PAGE NUMBER
                                                                                             -----------
Part I - Financial Information

         Consolidated Balance Sheets - June 30, 2000 and
                  December 31, 1999.....................................................           3

         Consolidated Statements of Income - For the quarters and six month periods
                  ended June 30, 2000 and 1999..........................................           4

         Consolidated Statement of Changes in Common Stockholders'
                  Equity - For the six month period ended June 30, 2000.................           5

         Consolidated Statements of Cash Flows - For the six month periods ended
                  June 30, 2000 and 1999................................................           6

         Notes to Consolidated Financial Statements.....................................           7

         Management's Discussion and Analysis of Results of
                  Operations and Financial Condition....................................           8-13

         Quantitative and Qualitative Disclosures about Market Risk.....................           13

Part II - Other Information, as applicable..............................................           14

Signature...............................................................................           15

RADIAN GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS


                                                                                        June 30    December 31
                                                                                           2000           1999
                                                                                    -----------    -----------
                                                                                    (Unaudited)
(In thousands, except share amounts)

Assets
     Investments
         Fixed maturities held to maturity  - at amortized cost (fair value
           $477,685 and $475,257)...............................................     $  467,570     $  468,549
         Fixed maturities available for sale - at fair value
           (amortized cost $1,011,488 and $839,845).............................        987,509        804,776
         Equity securities - at fair value (cost $57,743 and $47,719)...........         67,915         58,378
         Short-term investments.................................................         48,463         56,974
     Cash.......................................................................          5,713          7,507
     Deferred policy acquisition costs..........................................         64,678         61,680
     Prepaid federal income taxes...............................................        242,105        204,701
     Provisional losses recoverable.............................................         41,629         40,065
     Other assets...............................................................         77,493         74,082
                                                                                     ----------     ----------
                                                                                     $2,003,075     $1,776,712
                                                                                     ==========     ==========

Liabilities and Stockholders' Equity
     Unearned premiums..........................................................     $   62,664     $   54,925
     Reserve for losses.........................................................        360,467        335,584
     Deferred federal income taxes..............................................        252,686        206,168
     Accounts payable and accrued expenses......................................         94,374         82,779
                                                                                     ----------     ----------
                                                                                        770,191        679,456
                                                                                     ----------     ----------

Preferred stockholder's equity
     Redeemable preferred stock, par value $.001 per share;
         800,000 shares issued and outstanding - at
         redemption value.......................................................         40,000         40,000
                                                                                     ----------     ----------

Common stockholders' equity
     Common stock, par value $.001 per share; 80,000,000 shares authorized;
         37,679,973 shares and 37,307,504 shares issued
         and outstanding........................................................             38             37
     Additional paid-in capital.................................................        536,555        524,408
     Retained earnings..........................................................        665,266        548,684
     Accumulated other comprehensive loss.......................................         (8,975)       (15,873)
                                                                                     ----------     ----------
                                                                                      1,192,884      1,057,256
                                                                                     ----------     ----------
                                                                                     $2,003,075     $1,776,712
                                                                                     ==========     ==========

                See notes to consolidated financial statements.

RADIAN GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                                     Quarter Ended                    Six Months Ended
                                                                        June 30                            June 30
                                                                 2000             1999              2000             1999
                                                               --------         --------          --------         --------
(In thousands, except per-share amounts)

Revenues:
         Premiums written:
              Direct.................................          $138,529         $126,643          $285,537         $249,390
              Assumed................................                69               79                73               83
              Ceded..................................            (9,662)         (10,815)          (21,068)         (22,211)
                                                               --------         --------          --------         --------

         Net premiums written........................           128,936          115,907           264,542          227,262
         Decrease (increase) in unearned premiums....               603              412            (7,706)           1,550
                                                               --------         --------          --------         --------

         Premiums earned.............................           129,539          116,319           256,836          228,812
         Net investment income.......................            20,304           16,814            39,131           32,727
         Gain on sales of investments................               246              443             1,097              828
         Other income................................             1,289            3,302             2,639            7,711
                                                               --------         --------          --------         --------
                                                                151,378          136,878           299,703          270,078
                                                               --------         --------          --------         --------
Expenses:
         Provision for losses........................            38,005           43,312            76,787           87,554
         Policy acquisition costs....................            13,132           17,067            26,394           33,253
         Other operating expenses....................            12,360           15,188            25,811           32,132
         Merger expenses.............................                --           22,697                --           25,530
                                                               --------         --------          --------         --------

                                                                 63,497           98,264           128,992          178,469
                                                               --------         --------          --------         --------

Pretax income........................................            87,881           38,614           170,711           91,609
Provision for income taxes...........................            26,023           13,520            50,253           29,162
                                                               --------         --------          --------         --------

Net income...........................................            61,858           25,094           120,458           62,447
Dividends to preferred stockholder...................               825              825             1,650            1,650
                                                               --------         --------          --------         --------

Net income available to common stockholders..........          $ 61,033         $ 24,269          $118,808         $ 60,797
                                                               ========         ========          ========         ========

Basic net income per share...........................          $   1.62         $   0.66          $   3.17         $   1.65
                                                               ========         ========          ========         ========

Diluted net income per share.........................          $   1.60         $   0.64          $   3.13         $   1.61
                                                               ========         ========          ========         ========

Average number of common shares outstanding -
  basic ..............................................           37,591           36,905            37,505           36,883
                                                               ========         ========          ========         ========

Average number of common and common equivalent
  shares outstanding - diluted........................           38,138           37,891            38,001           37,807
                                                               ========         ========          ========         ========

                See notes to consolidated financial statements.

RADIAN GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY


                                                                                                      Accumulated
                                                                         Additional                      Other
                                                              Common      Paid-In         Retained    Comprehensive
                                                               Stock      Capital         Earnings    Income (Loss)     Total
                                                              ------     ----------       --------    -------------   ----------
(In thousands)

Balance, December 31, 1999................................      $37       $524,408        $548,684      $(15,873)     $1,057,256
     Comprehensive income:
       Net income (unaudited).............................       --             --         120,458            --         120,458
       Unrealized holding gains arising during period,
           net of tax of $4,100 (unaudited)...............       --             --              --         7,615
       Less:  Reclassification adjustment for net gains
           included in net income, net of tax of
           $386 (unaudited)...............................       --             --              --          (717)
                                                                                                        --------
       Net unrealized gain on investments - net of tax
           of $3,714 (unaudited)..........................       --             --              --         6,898           6,898
                                                                                                                      ----------
       Comprehensive income (unaudited)...................                                                               127,356
     Issuance of common stock (unaudited).................        1         12,147              --            --          12,148
     Dividends (unaudited)................................       --             --          (3,876)           --          (3,876)
                                                                ---       --------        --------      --------      ----------

Balance, June 30, 2000 (unaudited)........................      $38       $536,555        $665,266      $ (8,975)     $1,192,884
                                                                ===       ========        ========      ========      ==========

                See notes to consolidated financial statements.

RADIAN GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                         Six Months Ended
                                                                                              June 30
                                                                                       2000             1999
                                                                                     ---------        ---------
(In thousands)

Cash flows from operating activities.........................................        $ 145,909        $ 109,354
                                                                                     ---------        ---------

Cash flows from investing activities:
       Proceeds from sales of investments available for sale.................          212,652           37,653
       Proceeds from sales of investments held to maturity...................               --               10
       Proceeds from sales of equity securities available for sale...........           13,127            1,296
       Proceeds from redemptions of investments available for sale...........           11,205           13,064
       Proceeds from redemptions of investments held to maturity.............            3,693           11,173
       Purchases of investments available for sale...........................         (381,312)        (155,819)
       Purchases of equity securities available for sale.....................          (23,345)         (11,490)
       Sales of short-term investments - net.................................            8,511            1,000
       Sales (purchases) of property and equipment - net.....................              637           (7,516)
       Other  ...............................................................           (1,143)            (993)
                                                                                     ---------        ---------
Net cash used in investing activities........................................         (155,975)        (111,622)
                                                                                     ---------        ---------

Cash flows from financing activities:
       Proceeds from issuance of common stock................................           12,148            2,873
       Dividends paid........................................................           (3,876)          (3,014)
                                                                                     ---------        ---------
Net cash from (used in) financing activities.................................            8,272             (141)
                                                                                     ---------        ---------

Decrease in cash.............................................................           (1,794)          (2,409)
Cash, beginning of period....................................................            7,507            9,377
                                                                                     ---------        ---------

Cash, end of period..........................................................        $   5,713        $   6,968
                                                                                     =========        =========

Supplemental disclosures of cash flow information:

Income taxes paid............................................................        $  42,168        $  25,800
                                                                                     =========        =========
Interest paid ...............................................................        $     513        $      87
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

         In October 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-7, "Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk" ("SOP 98-7"). This statement provides guidance on how to apply the deposit method of accounting when it is required for insurance and reinsurance contracts that do not transfer insurance risk. The Company adopted SOP 98-7 in 2000. The adoption of SOP 98-7 did not have a material impact on the financial position or results of operations of the Company.

                       RADIAN GROUP INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION

The following is a "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

       The statements contained in this Form 10-Q that are not historical facts are forward-looking statements. Actual results may differ materially from those projected in the forward-looking statements. These forward-looking statements involve risks and uncertainties including, but not limited to, the following risks: that interest rates may increase rather than remain stable or decrease; that housing demand may decrease for any number of reasons, including changes in interest rates, adverse economic conditions or other reasons; that Radian's market share may decrease as a result of changes in underwriting criteria by Radian or its competitors, or other reasons; and changes in the performance of the financial markets, in the demand for and market acceptance of Radian products, increased competition from government programs and the use of substitutes for mortgage insurance, and in general conditions. Investors are also directed to other risks discussed in documents filed by the Company with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

         Net income for the first six months of 2000 was $120.5 million, a 92.9% increase compared to $62.4 million for the first six months of 1999 and net income for the quarter ended June 30, 2000 was $61.9 million, a 146.5% increase compared to $25.1 million for the same period in 1999. However, net income for the first six months and second quarter of 1999 included merger expenses net of tax of $21.5 million and $18.9 million, respectively, and without these merger expenses, net income for the first six months and second quarter of 1999 was $83.9 million and $44.0 million, respectively. Excluding merger expenses, net income for the first six months of 2000 increased by 43.6% or $36.6 million as compared to the same period of 1999 and net income for the second quarter of 2000 increased by 40.6% or $17.9 million as compared to the same quarter of 1999. These improvements in net income excluding merger expenses were the result of growth in premiums earned and net investment income combined with a lower provision for losses and a reduction in policy acquisition costs and other operating expenses.

         New primary insurance written during the first six months of 2000 was $10.6 billion, a 42.4% decrease compared to $18.4 billion for the first six months of 1999 and for the second quarter of 2000, new primary insurance written of $5.5 billion was 40.3% lower than the $9.2 billion written in the second quarter of 1999. This decrease in Radian's primary new insurance written volume for the first six months and second quarter of 2000 was partially due to a 25.3% and 15.7%, respectively, decrease in new insurance written volume in the private mortgage insurance industry compared to the same periods of 1999. In addition, Radian's market share of the industry decreased to 14.2% and 13.2%, respectively, for the six months and quarter ended June 30, 2000 as compared to 18.5% and 18.6%, respectively, for the same periods of 1999. Radian believes the market share decline was due in part to the reduction in business provided by a few of the largest national accounts, which rebalanced their mortgage insurance allocation after the merger. In addition, the Company believes that certain large bulk transactions written by other companies within the industry are included in industry new insurance written figures. In the first six months of 2000, Radian reduced the volume of pool insurance it wrote to $104.3 million of risk written as compared to $270.0 million in the first six months of 1999 and for the quarter ended June 30, 2000, Radian's pool risk written was $14.0 million as compared to $114.0 million for the same period of 1999. Most of this pool insurance volume relates to a group of structured transactions composed primarily of Fannie Mae- and Freddie Mac-eligible conforming mortgage loans ("GSE Pool") that are geographically well dispersed throughout the United States and have lower average loan-to-value ratios than Radian's primary business. This business contains loans with loan-to-value ratios above 80% which have primary insurance that places the pool insurance in a secondary loss position and loans with loan-to-value ratios of 80% and below for which the pool coverage is in a first loss position. The performance of this business written in prior years has been better than anticipated although the business is relatively young and the historical performance might not be an indication of future performance. Under a pool insurance transaction, the exposure to Radian on each individual loan is uncapped; however, the aggregate stop-loss

                       RADIAN GROUP INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION
                                   (CONTINUED)

percentage (typically 1.0% to 1.5% of the aggregate original loan balance in the Fannie Mae/Freddie Mac transactions) is the maximum that can be paid out in losses before the insurer's exposure terminates. The Company expects its pool insurance activity to continue at the current reduced levels during the remainder of 2000. Premium rates on such pool insurance are significantly lower than on primary insurance loans due to the low stop-loss levels, which limit the overall risk exposure to Radian, and the focus of such product on high-quality primary insurance customers. Standard & Poor's Corporation, Moody's Investors Service and Fitch Investors Service, Inc. have determined that the capital requirements to support such pool insurance will be significantly more stringent than on primary insurance due to the low premium rates and low stop-loss levels which increase expected losses as a percentage of risk outstanding.

         Radian's volume in the first six months of 2000 was negatively impacted by relatively higher interest rates which affected the entire mortgage industry. The trend toward higher interest rates, which began in the third quarter of 1999, caused refinancing activity during the first half of 2000 to decline to a more normal rate and contributed to the decrease in the mortgage insurance industry new insurance written volume for the first half of 2000. Radian's refinancing activity as a percentage of primary new insurance written was 12.0% and 11.0%, respectively, for the six months and quarter ended June 30, 2000 as compared to 34.0% and 29.0%, respectively, for the same periods in 1999. The persistency rate, which is defined as the percentage of insurance in force that is renewed in any given year, was 78.4% for the twelve months ended June 30, 2000 as compared to 68.3% for the twelve months ended June 30, 1999. This increase was consistent with the declining level of refinancing activity during the second half of 1999 which has continued into the first half of 2000, which has caused the cancellation rate to decrease. The expectation for the remainder of 2000 is a continuation of smaller industry volume compared to 1999 and modestly higher persistency rates, influenced by higher interest rates.

         Radian insures non-traditional loans, specifically Alternative A and A-minus loans. Alternative A borrowers have an equal or better credit profile than Radian's typical insured borrowers, but these loans are underwritten with reduced documentation and verification of information. Radian typically charges a higher premium rate for this business due to the reduced documentation, but does not consider this business to be significantly more risky than its normal primary business. The A-minus loan programs typically have non-traditional credit standards which are less stringent than standard credit guidelines. To compensate for this additional risk, Radian receives a higher premium for insuring this product that Radian believes is commensurate with the additional default risk. During the six months and quarter ending June 30, 2000, Alternative A and A-minus business accounted for $1.7 billion and $848.4 million, respectively, or 16.0% and 15.4%, respectively, of Radian's new primary insurance written as compared to $1.1 billion and $1.0 billion, respectively, for the same periods of 1999, which accounted for 5.9% and 10.9%, respectively, of Radian's new primary insurance written during 1999.

         Net premiums earned in the first six months of 2000 were $256.8 million, a 12.2% increase compared to $228.8 million for the first six months of 1999 and premiums earned for the quarter ended June 30, 2000 were $129.5 million, an 11.4% increase compared to $116.3 million for the same period of 1999. This increase reflected the change in the mix of new insurance written volume originated by Radian during the second half of 1999 and the first six months of 2000, which has become more heavily weighted toward Adjustable Rate Mortgage ("ARM") business, loans with loan-to-value ratios of 95% or higher and Alternative A or A-minus business. These types of business have higher premium rates, which are commensurate with the increased level of risk associated with the insurance. Radian's ARM activity as a percentage of primary new insurance written was 18.0% and 17.0%, respectively, for the six months and quarter ended June 30, 2000 as compared to 5.0% and 6.0% for the same

                       RADIAN GROUP INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION
                                   (CONTINUED)

periods in 1999 while Radian's higher loan-to-value activity was 45.0% and 47.0%, respectively, for the six months and quarter ended June 30, 2000 as compared to 39.0% and 41.0% for the same periods in 1999. Radian's direct primary insurance in force remained constant for the six month period ending June 30, 2000 at $97.1 billion. GSE Pool risk in force grew to $1.2 billion at June 30, 2000 from $1.1 billion at the end of 1999, an increase of 11.2% for the six month period. Radian and the industry have entered into risk-sharing arrangements with various customers that are designed to allow the customer to participate in the risks and rewards of the mortgage insurance business. One such product is captive reinsurance, in which a mortgage lender sets up a mortgage reinsurance company that assumes part of the risk associated with that lender's insured book of business. In most cases, the risk assumed by the reinsurance company is an excess layer of aggregate losses that would be penetrated only in a situation of adverse loss development. For the first six months and second quarter of 2000, premiums ceded under captive reinsurance arrangements were $16.0 million and $7.9 million, respectively, or 5.7% and 5.7%, of total premiums earned during the period and for the same periods of 1999, premiums ceded were $11.6 million and $6.3 million, respectively, or 4.5% and 4.6%, of total premiums earned during the period. New primary insurance written under captive reinsurance arrangements for the six months and quarter ended June 30, 2000 were $3.1 billion and $1.4 billion, respectively, accounting for 29.2% and 25.4%, of total new primary insurance written during the periods. For the same periods of 1999, new primary insurance written under captive reinsurance arrangements was $5.2 billion and $2.5 billion, respectively, representing 28.7% and 27.9%, of total new primary insurance written during those periods in 1999. Radian expects to enter into some new captive reinsurance agreements in 2000.

         Net investment income for the first half of 2000 was $39.1 million, a 19.6% increase compared to $32.7 million for the same period of 1999 and for the second quarter of 2000, net investment income was $20.3 million as compared to $16.8 million for the second quarter of 1999, a 20.8% increase. These increases were a result of continued growth in invested assets primarily due to positive operating cash flows of $145.9 million for the first half of 2000. The Company has continued to invest some of its new operating cash flow in tax-advantaged securities, primarily municipal bonds, although the Company did modify its investment policy to allow the purchase of various other asset classes, including common stock and convertible securities, beginning in the second quarter of 1998 and some of the Company's cash flows have been used to purchase these classes of securities. The Company's intent is to target the common equity exposure at a maximum of 5% of the investment portfolio's market value while the convertible securities and mortgage-backed securities exposures are targeted not to exceed 10% each and must be 100% investment grade assets. The Company expects no material long-term impact on total investment returns as a result of this investment asset diversification.

         The provision for losses was $76.8 million for the first six months of 2000, a decrease of 12.3% compared to $87.6 million for the first six months of 1999, and for the second quarter of 2000, the provision was $38.0 million as compared to $43.3 million for the second quarter of 1999, a decrease of 12.3%. These decreases were due to a decline in Radian's delinquency rate, offset by a slight increase in the amount of paid claims and the number of delinquent loans as a result of the growth and maturation of Radian's book of business over the past several years and the continued poor experience of certain "affordable housing" program loans insured in 1994 and 1995, especially in Florida. Historically, claim activity has reached its highest level in the third through fifth years after the year of loan origination. Approximately 75% of Radian's primary risk in force and most of Radian's pool risk in force at June 30, 2000 had not yet reached its anticipated highest claim frequency years. Due to the high cancellation rates and strong new insurance volume in 1998 and 1999, this percentage of risk in force is significantly higher than normal levels. Radian's overall default rate at June 30, 2000 was 1.41% as compared to 1.49% at December 31, 1999 and 1.45% at March 31, 2000, while the default rate on the primary business was

                       RADIAN GROUP INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION
                                   (CONTINUED)

2.08% at June 30, 2000 as compared to 2.20% at December 31, 1999 and 2.16% at March 31, 2000. The decrease in Radian's overall default rate is a result of the continued strong economy and the relatively lower interest rates that have been experienced over the past few years. A strong economy generally results in better loss experience and a decrease in the overall level of losses. A weakening of the economy could negatively impact Radian's overall default rates, which would result in an increase in the provision for losses. The number of defaults rose from 22,151 at December 31, 1999 to 22,227 at June 30, 2000 and the average loss reserve per default rose from $15,071 at the end of 1999 to $16,217 at June 30, 2000. The increase in average loss reserve per default was primarily the result of an increase in the average loan balance and the coverage percentage on loans originated beginning in 1995, which has necessitated a higher reserve balance on loans in a default status due to the increased ultimate exposure on these loans. The default rate in California was 1.55% (including pool) at June 30, 2000 as compared to 1.80% at December 31, 1999 and claims paid in California during the first half of 2000 were $9.6 million, representing approximately 19.1% of total claims as compared to 31.5% for the same period of 1999. California represented approximately 16.9% of primary risk in force at June 30, 2000 as compared to 17.2% at December 31, 1999. The default rate in Florida was 2.69% (including pool) at June 30, 2000 as compared to 3.08% at December 31, 1999 and claims paid in Florida during the first half of 2000 were $7.6 million, representing approximately 15.1% of total claims as compared to 12.1% for the same period of 1999. Florida represented approximately 7.3% of primary risk in force at June 30, 2000 as compared to 7.4% at December 31, 1999. The "affordable housing" early default experience is a result of insuring certain loans in which the borrowers" principal and interest reserves and other credit factors were not as strong as on prior years" books of business. Certain underwriting changes were implemented near the end of 1996 to compensate for the factors that contributed to the early default experience on these "affordable housing" loans; however, it is too early to determine the impact of such changes. In addition, Radian has reported an increased number of defaults on the Alternative A and A minus business insured beginning in 1997 through 1999. Although the default rate for this business is higher than on Radian's normal books, it is within the expected range for this type of business, and the higher premium rates charged are expected to compensate for the increased level of risk. The number of Alternative A and A minus loans in default at June 30, 2000 was 1,936 which represented 11.2% of the total number of primary loans in default and the default rate on this business was 4.01% at the end of the quarter as compared to the primary default rate on Radian's A business of 1.96% at June 30, 2000. Direct losses paid in the first six months of 2000 were $48.5 million as compared to $46.0 million in the same period of 1999, an increase of 5.6% and direct losses paid during the second quarter of 2000 were $25.2 million, an 11.8% increase compared to $22.5 for the same period in 1999. The severity of loss payments has declined due to property value appreciation, but any negative impact on future property values would likely increase the loss severity.

         Underwriting and other operating expenses were $52.2 million for the first six months of 2000, a decrease of 20.2% compared to $65.4 million for the same period of 1999 and for the second quarter of 2000, these expenses were $25.5 million as compared to $32.3 million for the second quarter of 1999, a decrease of 21.0%. These expenses consisted of policy acquisition expenses, which relate directly to the acquisition of new business, and other operating expenses, which primarily represent contract underwriting expenses, overhead and administrative costs.

         Policy acquisition costs in the first six months of 2000 were $26.4 million, a decrease of 20.6% compared to $33.3 million for the first half of 1999 and these expenses were $13.1 million in the second quarter of 2000, a decrease of 23.1% compared to $17.1 million for the same period in 1999. This reflects the synergies achieved as a result of the merger and the decrease in the level of new insurance written for the first half of 2000. Other operating expenses for the six months ended June 30, 2000 were $25.8 million, a decrease of $6.3 million or 19.7% as compared to $32.1 million for the same period in 1999 and these expenses were $12.4 million for the second quarter

                       RADIAN GROUP INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION
                                   (CONTINUED)

of 2000, a decrease of 18.6% compared to $15.2 million for the second quarter of 1999. This reflects a decrease in expenses associated with contract underwriting services offset by an increase in expenses associated with the Company's administrative and support functions. Contract underwriting expenses for the first six months of 2000 included in other operating expenses were $7.2 million as compared to $20.0 million for the same period of 1999, a decrease of 63.9%, and for the second quarter of 2000, these expenses were $3.8 million, a decrease of 55.3% as compared to $8.6 million for the same period of 1999. This $12.8 million decrease in contract underwriting expenses during the first half of 2000 reflected the decreasing demand for contract underwriting services as mortgage origination volume has declined. Consistent with the decline in contract underwriting expenses, other income decreased 65.8% to $2.6 million for the first half of 2000 as compared to $7.7 million for the same period in 1999. For the second quarter of 2000, other income decreased 61.0% to $1.3 million as compared to $3.3 million for the second quarter of 1999. During the first six months of 2000, loans underwritten via contract underwriting accounted for 28.7% of applications, 25.4% of commitments, and 18.5% of certificates issued by Radian as compared to 23.5% of applications, 20.0% of commitments, and 17.6% of certificates issued in the first six months of 1999. In 2000, these percentages are expected to continue to increase if the level of refinancing activity remains relatively low as refinanced loans tend to have lower loan-to-value ratios and therefore, contain a relatively low percentage of loans that require mortgage insurance. In addition to the decreasing demand for contract underwriting services, integration of the contract underwriting process with Freddie Mac's Loan Prospector and Fannie Mae's Desktop Underwriter originations systems has resulted in a decrease in the cost per contract underwriting loan underwritten thus contributing to the overall decrease in contract underwriting expenses.

         During the six months and quarter ended June 30, 1999, the Company incurred merger-related expenses of $25.5 million and $22.7 million, respectively. The Company expects to incur no additional merger-related expenses in 2000 or beyond related to the CMAC/Amerin merger.

         The effective tax rate for the six months ended June 30, 2000 was 29.4% and, excluding merger costs net of tax of $21.4 million, the effective tax rate for the same period in 1999 was 28.4%. The tax rate for the second quarter of 2000 was 29.6% as compared to 28.2% for the second quarter of 1999, excluding merger costs net of tax of $18.9 million incurred in the second quarter of 1999. Eliminating the merger expenses of $25.5 million and $22.7 million, respectively, for the six months and quarter ended June 30, 1999, operating income accounted for 71.4% and 71.9%, respectively, of net income for the six months and quarter ended June 30, 1999, as compared to 76.4% and 76.6%, respectively, for the same periods in 2000, thus resulting in the increase in effective tax rates for 2000.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's sources of funds consist primarily of premiums and investment income. Funds are applied primarily to the payment of Radian's claims and operating expenses.

         Cash flows from operating activities for the six months ended June 30, 2000 were $145.9 million as compared to $109.4 million for the same period of 1999. This increase consisted of an increase in net premiums written and investment income received combined with a decrease in operating and merger-related expenses. Positive cash flows are invested pending future payments of claims and other expenses; cash flow shortfalls, if any, are funded through sales of short-term investments and other investment portfolio securities.

         Stockholders' equity plus redeemable preferred stock of $40.0 million, increased from $1.1 billion at December 31, 1999 to $1.2 billion at June 30, 2000, primarily as a result of net income of $120.5 million, an increase in the market value of securities available for sale of $6.9 million, net of tax, and proceeds from the issuance of common stock of $12.1 million, partially offset by dividends of $3.9 million.

                       RADIAN GROUP INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION
                                   (CONTINUED)

         As of June 30, 2000, the Company and its subsidiaries had no material commitments for capital expenditures.

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


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       During the second quarter of 2000, the Company experienced an increase in the fair market value of the available for sale portfolio, which resulted in a decrease in the net unrealized loss on the investment portfolio of $6.9 million, from a net unrealized loss of $15.9 million at December 31, 1999 to a net unrealized loss of $9.0 million at June 30, 2000. This increase in value was a result of changes in market interest rates and not as a result of changes in the composition of the Company's investment portfolio. For a more complete discussion about the potential impact of interest rate changes upon the fair value of the financial instruments in the Company's investment portfolio, see "Quantitative and Qualitative Disclosures about Market Risk" in the Company's 1999 Form 10-K.

                       RADIAN GROUP INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION


ITEM 1.  Legal Proceedings - None

ITEM 2.  Changes in Securities - None

ITEM 3.  Defaults upon Senior Securities - None

ITEM 4.  Submission of Matters to a Vote of Security Holders

                  On May 9, 2000, the Annual Meeting of Stockholders of Radian Group Inc. was held. The stockholders re-elected three nominees from the existing Board of Directors to three-year terms expiring in 2003, one nominee from the existing Board of Directors to a two-year term expiring in 2003 and one nominee from the existing Board of Directors to a one-year term expiring in 2001. The stockholders also approved the designation of Deloitte & Touche as independent auditors.

                  The number of votes cast for and withheld from the election of each director nominee is set forth below. There were no votes against, abstentions or broker non-votes in the election of directors.

                  Election of Directors:

                                                  For              Withheld
                                                  ---              --------

                  Frank P. Filipps             32,573,789           92,404
                  Stephen T. Hopkins           32,572,853           93,340
                  Robert W. Richards           32,573,289           93,060
                  Anthony W. Schweiger         32,573,289           92,904
                  James C. Miller              32,571,829           94,364

                  The number of votes cast for, against and abstentions relating to the designation of Deloitte & Touche as independent auditors is set forth below. There were no broker non-votes in the approval of Deloitte & Touche.

                                                    For        Against   Abstain
                                                    ---        -------   -------

                  Approval of the designation
                    of Deloitte & Touche as
                    independent auditors:        32,653,693     3,568     8,932


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



                                             RADIAN GROUP INC.


Date: August 14, 2000                      /s/ C. Robert Quint
                               -------------------------------------------------
                                               C. Robert Quint
                               Executive Vice President, Chief Financial Officer
                                       (Principal Accounting Officer)