Form 10-Q
period 2000-09-30
RADIAN GROUP INC
filed 2000-11-13
CIK 890926

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

                               SEPTEMBER 30, 2000
                               ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                              ---------------------  ---------------------

Commission file number  1-11356


                                RADIAN GROUP INC.
                                -----------------
             (Exact name of registrant as specified in its charter)


          DELAWARE                                              23-2691170
          --------                                              ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

1601 MARKET STREET, PHILADELPHIA, PA                              19103
------------------------------------                              -----
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

         Yes     X     No
            -----------  -------------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 37,839,735 shares of Common Stock, $0.001 par value, outstanding on November 10, 2000.

                       RADIAN GROUP INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                 PAGE NUMBER
Part I - Financial Information

         Consolidated Balance Sheets - September 30, 2000 (Unaudited) and
                  December 31, 1999.....................................................                   3

         Consolidated Statements of Income - For the quarters and nine month periods
                  ended September 30, 2000 (Unaudited) and 1999 (Unaudited).............                   4

         Consolidated Statement of Changes in Common Stockholders' Equity - For
                  the nine month period ended September 30, 2000 (Unaudited) ...........                   5

         Consolidated Statements of Cash Flows - For the nine month periods ended
                  September 30, 2000 (Unaudited) and 1999 (Unaudited)...................                   6

         Notes to Consolidated Financial Statements.....................................                   7-8

         Management's Discussion and Analysis of Results of
                  Operations and Financial Condition....................................                   9-14

         Quantitative and Qualitative Disclosures about Market Risk.....................                   14

Part II - Other Information, as applicable..............................................                   15

Signature...............................................................................                   16

RADIAN GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS


                                                                                          September 30         December 31
                                                                                             2000                 1999
                                                                                             ----                 ----
                                                                                          (Unaudited)
(In thousands, except share amounts)
Assets
     Investments
         Fixed maturities held to maturity  - at amortized cost (fair value
           $480,598 and $475,257) ................................................       $   467,442         $   468,549
         Fixed maturities available for sale - at fair value
           (amortized cost $1,064,461 and $839,845) ..............................         1,057,325             804,776
         Equity securities - at fair value (cost $58,960 and $47,719) ............            69,797              58,378
         Short-term investments ..................................................            70,581              56,974
     Cash.................................................................. ......             3,983               7,507
     Deferred policy acquisition costs ...........................................            67,103              61,680
     Prepaid federal income taxes ................................................           265,250             204,701
     Provisional losses recoverable ..............................................            43,822              40,065
     Other assets ................................................................            71,471              74,082
                                                                                         -----------         -----------
                                                                                         $ 2,116,774         $ 1,776,712
                                                                                         ===========         ===========

Liabilities and Stockholders' Equity
     Unearned premiums ...........................................................       $    67,169         $    54,925
     Reserve for losses ..........................................................           374,474             335,584
     Deferred federal income taxes ...............................................           277,578             206,168
     Accounts payable and accrued expenses .......................................            88,290              82,779
                                                                                         -----------         -----------
                                                                                             807,511             679,456
                                                                                         -----------         -----------
Preferred stockholder's equity
     Redeemable preferred stock, par value $.001 per share; 800,000 shares
         issued and outstanding - at redemption value ............................            40,000              40,000
                                                                                         -----------         -----------
Common stockholders' equity
     Common stock, par value $.001 per share; 80,000,000 shares authorized;
         37,782,334 shares and 37,307,504 shares issued and outstanding ..........                38                  37
     Treasury stock; 38,006 shares redeemed ......................................            (2,159)                 --
     Additional paid-in capital ..................................................           541,600             524,408
     Retained earnings ...........................................................           727,379             548,684
     Accumulated other comprehensive income (loss) ...............................             2,405             (15,873)
                                                                                         -----------         -----------
                                                                                           1,269,263           1,057,256
                                                                                         -----------         -----------
                                                                                         $ 2,116,774         $ 1,776,712
                                                                                         ===========         ===========

                 See notes to consolidated financial statements.

RADIAN GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                     Quarter Ended                  Nine Months Ended
                                                                     September 30                      September 30
                                                                 2000             1999             2000            1999
                                                                 ----             ----             ----            ----
(In thousands, except per-share amounts)

Revenues:
         Premiums written:
              Direct.................................          $144,969         $102,571         $430,506        $351,961
              Assumed................................                 2                3               75              86
              Ceded..................................            (8,824)          (7,037)         (29,892)        (29,248)
                                                               --------         --------         --------        --------

         Net premiums written........................           136,147           95,537          400,689         322,799
         (Increase) decrease in unearned premiums....            (5,911)          24,494          (13,617)         26,044
                                                               --------         --------         -------         --------
         Premiums earned.............................           130,236          120,031          387,072         348,843
         Net investment income.......................            21,179           16,439           60,310          49,166
         Gain on sales of investments................             2,313              378            3,410           1,206
         Other income  ..............................             2,003            2,190            4,642           9,901
                                                               --------         --------         --------        --------
                                                                155,731          139,038          455,434         409,116
                                                               --------         --------         --------        --------
Expenses:
         Provision for losses........................            38,251           42,519          115,038         130,073
         Policy acquisition costs....................            12,428           15,660           38,822          48,913
         Other operating expenses....................            14,503           15,462           40,314          47,594
         Merger expenses.............................                --           11,353               --          36,883
                                                               --------         --------         --------        --------

                                                                 65,182           84,994          194,174         263,463
                                                               --------         --------         --------        --------

Pretax income .......................................            90,549           54,044          261,260         145,653
Provision for income taxes...........................            26,480           16,556           76,733          45,718
                                                               --------         --------         --------        --------

Net income    .......................................            64,069           37,488          184,527          99,935
Dividends to preferred stockholder...................               825              825            2,475           2,475
                                                               --------         --------         --------        --------

Net income available to common stockholders..........          $ 63,244         $ 36,663         $182,052        $ 97,460
                                                               ========         ========         ========        ========

Basic net income per share...........................          $   1.68         $   0.99         $   4.84        $   2.64
                                                               ========         ========         ========        ========

Diluted net income per share.........................          $   1.66         $   0.97         $   4.78        $   2.58
                                                               ========         ========         ========        ========

Average number of common shares outstanding -
basic ...............................................            37,740           36,974           37,586          36,914
                                                               ========         ========         ========        ========

Average number of common and common equivalent
shares outstanding - diluted.........................            38,192           37,765           38,065          37,793
                                                               ========         ========         ========        ========

                 See notes to consolidated financial statements.

RADIAN GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY


                                                                                                        Accumulated
                                                                              Additional                   Other
                                                          Common   Treasury    Paid-In      Retained   Comprehensive
                                                          Stock     Stock      Capital      Earnings   Income (Loss)      Total
                                                          -----     -----      -------      --------   -------------      -----
(In thousands)
Balance, December 31, 1999.............................    $37     $    --    $524,408      $548,684    $(15,873)      $1,057,256
     Comprehensive income (loss):
       Net income (unaudited)..........................     --          --          --       184,527          --          184,527
       Unrealized holding gains arising during period,
           net of tax of $11,038  (unaudited)..........     --          --          --            --      20,499
       Less:  Reclassification adjustment for net gains
           included in net income, net of tax of
           $1,196 (unaudited)..........................     --          --          --            --      (2,221)
                                                                                                        --------
       Net unrealized gain on investments - net of tax
           of $9,842 (unaudited).......................     --          --          --            --      18,278           18,278
                                                                                                                       ----------
       Comprehensive income (unaudited)................                                                                   202,805
     Issuance of common stock (unaudited)..............      1          --      17,192            --          --           17,193
     Treasury stock redeemed (unaudited)...............     --      (2,159)         --            --          --           (2,159)
     Dividends (unaudited).............................     --          --          --        (5,832)         --           (5,832)
                                                           ---     -------    --------      --------    --------       ----------
Balance, September 30, 2000 (unaudited)................    $38     $(2,159)   $541,600      $727,379    $  2,405       $1,269,263
                                                           ===     =======    ========      ========    ========       ==========

                 See notes to consolidated financial statements.

RADIAN GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                         Nine Months Ended
                                                                                            September 30
                                                                                       2000             1999
                                                                                       ----             ----
(In thousands)

Cash flows from operating activities.........................................        $ 231,917       $  175,856
                                                                                     ---------       ----------
Cash flows from investing activities:
       Proceeds from sales of investments available for sale.................          365,445           79,728
       Proceeds from sales of investments held to maturity...................               --               10
       Proceeds from sales of equity securities available for sale...........           16,873              136
       Proceeds from redemptions of investments available for sale...........           29,175           21,543
       Proceeds from redemptions of investments held to maturity.............            2,245           14,182
       Purchases of investments available for sale...........................         (613,401)        (260,562)
       Purchases of equity securities available for sale.....................          (27,947)         (17,330)
       Purchases of property and equipment - net.............................           (2,037)          (9,938)
       Purchases of short-term investments - net.............................          (13,607)          (7,278)
       Other  ...............................................................           (1,389)          (1,130)
                                                                                     ---------       ----------
Net cash used in investing activities........................................         (244,643)        (180,639)
                                                                                     ---------       ----------
Cash flows from financing activities:
       Proceeds from issuance of common stock................................           17,193            4,427
       Redemption of treasury stock..........................................           (2,159)              --
       Dividends paid........................................................           (5,832)          (4,934)
                                                                                     ---------       ----------
Net cash from (used in) financing activities.................................            9,202             (507)
                                                                                     ---------       ----------

Decrease in cash.............................................................           (3,524)          (5,290)
Cash, beginning of period....................................................            7,507            9,377
                                                                                     ---------       ----------

Cash, end of period..........................................................        $   3,983       $    4,087
                                                                                     =========       ==========
Supplemental disclosures of cash flow information:

Income taxes paid............................................................        $  69,768       $   37,050
                                                                                     =========       ==========
Interest paid ...............................................................        $     602       $      144
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

3 - RECENT ACCOUNTING PRINCIPLES

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

                       RADIAN GROUP INC. AND SUBSIDIARIES
                                   (UNAUDITED)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4 - SUBSEQUENT EVENTS

         In October 2000, the Company signed a letter of intent to acquire ExpressClose.com, an Internet-based settlement company that provides real estate information products and services to the first and second mortgage industry. The transaction closed on November 10, 2000 and will be accounted for as a purchase business combination. The transaction is not material to the Company's consolidated financial statements.

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

RESULTS OF OPERATIONS

         Net income for the first nine months of 2000 was $184.5 million, an 84.6% increase compared to $99.9 million for the first nine months of 1999 and net income for the quarter ended September 30, 2000 was $64.1 million, a 70.9% increase compared to $37.5 million for the same period in 1999. However, net income for the first nine months and third quarter of 1999 included merger expenses net of tax of $29.8 million and $8.4 million, respectively, and without these merger expenses, net income for the first nine months and third quarter of 1999 was $129.7 million and $45.9 million, respectively. Excluding merger expenses, net income for the first nine months of 2000 increased by 42.3% as compared to the same period of 1999 and net income for the third quarter of 2000 increased by 39.7% as compared to the same quarter of 1999. These improvements in net income, excluding merger expenses, were the result of growth in premiums earned and net investment income, combined with a lower provision for losses and a reduction in policy acquisition costs and other operating expenses.

         New primary insurance written during the first nine months of 2000 was $17.6 billion, a 34.0% decrease compared to $26.7 billion for the first nine months of 1999 and for the third quarter of 2000, new primary insurance written of $7.0 billion was 18.9% lower than the $8.7 billion written in the third quarter of 1999. This decrease in Radian's primary new insurance written volume for the first nine months and third quarter of 2000 was partially due to a 20.1% and 9.9%, respectively, decrease in new insurance written volume in the private mortgage insurance industry compared to the same periods of 1999. In addition, Radian's market share of the industry decreased to 14.7% and 15.5%, respectively, for the nine months and quarter ended September 30, 2000 as compared to 17.8% and 17.2%, respectively, for the same periods of 1999. Radian believes the market share decline was due in part to the reduction in business provided by a few of the largest national accounts, which rebalanced their mortgage insurance allocation after the merger. In addition, the Company believes that certain large bulk transactions written primarily by other companies within the industry are included in industry new insurance written figures. For the quarter and nine months ended September 30, 2000, Radian wrote $389.9 million of such bulk transactions. In the first nine months of 2000, Radian reduced the volume of pool insurance it wrote to $130.0 million of risk written as compared to $343.3 million in the first nine months of 1999 and for the quarter ended September 30, 2000, Radian's pool risk written was $25.7 million as compared to $73.0 million for the same period of 1999. Most of this pool insurance volume relates to a group of structured transactions composed primarily of Fannie Mae- and Freddie Mac-eligible conforming mortgage loans ("GSE Pool") that are geographically well dispersed throughout the United States and have lower average loan-to-value ratios than Radian's primary business. This business contains loans with loan-to-value ratios above 80% which have primary insurance that places the pool insurance in a secondary loss position and loans with loan-to-value ratios of 80% and below for which the pool coverage is in a first loss position. The performance of this business written in prior years has been better than anticipated although the business is relatively young and the historical performance might not be an indication of future performance. Under a pool

                       RADIAN GROUP INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION
                                   (CONTINUED)

insurance transaction, the exposure to Radian on each individual loan is uncapped; however, the aggregate stop-loss percentage (typically 1.0% to 1.5% in the Fannie Mae/Freddie Mac transactions) is the maximum that can be paid out in losses before the insurer's exposure terminates. The Company expects its pool insurance activity to continue at the current reduced levels during the remainder of 2000. Premium rates on such pool insurance are significantly lower than on primary insurance loans due to the low stop-loss levels, which limit the overall risk exposure to Radian, and the focus of such product on high quality primary insurance customers. Standard & Poor's Insurance Rating Service ("S&P"), Moody's Investors Service ("Moody's") and Fitch Investors Service, Inc. have determined that the capital requirements to support such pool insurance will be significantly more stringent than on primary insurance due to the low premium rates and low stop loss levels which increase expected losses as a percentage of risk outstanding.

         Radian's volume in the first nine months of 2000 was negatively impacted by relatively higher interest rates which affected the entire mortgage industry. The trend toward higher interest rates, which began in the third quarter of 1999, caused refinancing activity during the first nine months of 2000 to decline to a more normal rate and contributed to the decrease in the mortgage insurance industry new insurance written volume for the first nine months of 2000. Radian's refinancing activity as a percentage of primary new insurance written was 12.0% for both the nine months and quarter ended September 30, 2000 as compared to 30.0% and 20.0%, respectively, for the same periods in 1999. The persistency rate, which is defined as the percentage of insurance in force that is renewed in any given year, was 79.4% for the twelve months ended September 30, 2000 as compared to 69.7% for the twelve months ended September 30, 1999. This increase was consistent with the declining level of refinancing activity during the second half of 1999 which has continued into the first nine months of 2000.

         Radian insures non-traditional loans, specifically Alternative A and A-minus loans. Alternative A borrowers have an equal or better credit profile than Radian's typical insured borrowers, but these loans are underwritten with reduced documentation and verification of information. Radian typically charges a higher premium rate for this business due to the reduced documentation, but does not consider this business to be significantly more risky than its normal primary business. The A-minus loan programs typically have non-traditional credit standards which are less stringent than standard credit guidelines. To compensate for this additional risk, Radian receives a higher premium for insuring this product that Radian believes is commensurate with the additional default risk. During the nine months and quarter ended September 30, 2000, Alternative A and A-minus business accounted for $3.1 billion and $1.4 billion, respectively, or 17.3% and 19.2%, respectively, of Radian's new primary insurance written as compared to $2.5 billion and $1.4 billion, respectively, for the same periods of 1999, which accounted for 9.3% and 16.2%, respectively, of Radian's new primary insurance written during 1999.

         In the third quarter of 2000, the Company began to insure mortgage-related assets in a Pennsylvania domiciled insurer, Radian Insurance Inc. "(Radian Insurance"). Radian Insurance is rated AA by S&P and Aa3 by Moody's and was formed to insure assets that are not permitted to be insured by monoline mortgage guaranty insurers. Such assets include manufactured housing loans, second mortgages, home equity loans and mortgages with loan-to-value ratios above 100%. During the third quarter of 2000, Radian Insurance wrote $1.2 billion of insurance which represented $132 million of risk. Such business is similar to mortgage guaranty insurance, however, the structures can vary and thus premium rates and commensurate risk levels will vary from deal to deal.


         Net premiums earned in the first nine months of 2000 were $387.1 million, an 11.0% increase compared to $348.8 million for the first nine months of 1999 and premiums earned for the quarter ended September 30, 2000 were $130.2 million, an 8.5% increase compared to $120.0 million for the same period of 1998. This increase reflected the change in the mix of new insurance written volume originated by Radian during the second half of 1999

                       RADIAN GROUP INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION
                                   (CONTINUED)

and the first nine months of 2000, which has become more heavily weighted toward Adjustable Rate Mortgage ("ARMs") business, loans with loan-to-value ratios of 95% or higher and Alternative A or A-minus business. These types of business have higher premium rates, which are commensurate with the increased level of risk associated with the insurance. Radian's ARM activity as a percentage of primary new insurance written was 14.0% and 11.0%, respectively, for the nine months and quarter ended September 30, 2000 as compared to 8.0% and 12.0% for the same periods in 1999 while Radian's higher loan-to-value activity was 46.0% and 48.0%, respectively, for the nine months and quarter ended September 30, 2000 as compared to 40.0% and 44.0%, respectively, for the same periods in 1999. The reduced level of refinancing activity and the resulting increase in persistency led to an increase in direct primary insurance in force for the nine months of 1.9%, from $97.1 billion at December 31, 1999 to $98.9 billion at September 30, 2000. GSE pool risk in force grew to $1.1 billion at September 30, 2000, an increase of 3.7% for the nine month period. Radian and the industry have entered into risk-sharing arrangements with various customers that are designed to allow the customer to participate in the risks and rewards of the mortgage insurance business. One such product is captive reinsurance, in which a mortgage lender sets up a mortgage reinsurance company that assumes part of the risk associated with that lender's insured book of business. In most cases, the risk assumed by the reinsurance company is an excess layer of aggregate losses that would be penetrated only in a situation of adverse loss development. For the first nine months and third quarter of 2000, premiums ceded under captive reinsurance arrangements were $24.0 million and $8.0 million, respectively, or 5.7% and 5.8%, of total premiums earned during the period and for the same periods of 1999, premiums ceded were $16.6 million and $5.1 million, respectively, or 5.1% and 5.3%, of total premiums earned during the period. New primary insurance written under captive reinsurance arrangements for the nine months and quarter ended September 30, 2000 were $5.7 billion and $2.6 billion, respectively, accounting for 32.5% and 37.5%, of total new primary insurance written during the periods. For the same periods of 1999, new primary insurance written under captive reinsurance arrangements was $8.5 billion and $3.4 billion, respectively, representing 31.9% and 38.8%, of total new primary insurance written during those periods in 1999.

         Net investment income for the first nine months of 2000 was $60.3 million, a 22.7% increase, compared to $49.2 million for the same period of 1999 and for the third quarter of 2000, net investment income was $21.2 million as compared to $16.4 million for the third quarter of 1999, a 28.8% increase. These increases were a result of continued growth in invested assets primarily due to positive operating cash flows of $231.9 million for the first nine months of 2000. The Company has continued to invest some of its new operating cash flow in tax-advantaged securities, primarily municipal bonds, although the Company modified its investment policy to allow the purchase of various other asset classes, including common stock and convertible securities, beginning in the second quarter of 1998 and some of the Company's cash flows since then have been used to purchase these classes of securities. The Company's intent is to target the common equity exposure at a maximum of 5% of the investment portfolio's market value while the convertible securities and asset-backed securities exposures are targeted not to exceed 10% each and must be 100% investment grade assets. The Company expects no material long-term impact on total investment returns as a result of this investment asset diversification

         The provision for losses was $115.0 million for the first nine months of 2000, a decrease of 11.6% compared to $130.1 million for the first nine months of 1999, and for the third quarter of 2000, the provision was $38.3 million as compared to $42.5 million for the third quarter of 1999, a decrease of 10.0%. These decreases were due to a decline in Radian's delinquency rate, offset by a slight increase in the amount of paid claims and the number of delinquent loans as a result of the growth and maturation of Radian's book of business over the past several years, higher delinquency rates of Alternative A and A minus loans, and the continued poor experience of certain "affordable housing" program loans insured in 1994 and 1995, especially in Florida. Historically, claim activity has reached its highest level in the third through fifth years after the year of loan origination. Approximately 75% of

                       RADIAN GROUP INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION
                                   (CONTINUED)

Radian's primary risk in force and almost all of Radian's pool risk in force at September 30, 2000 had not yet reached its anticipated highest claim frequency years. Due to the high cancellation rates and strong new insurance volume in 1998 and 1999, this percentage of risk in force is significantly higher than normal levels. Radian's overall default rate at September 30, 2000 was 1.46% as compared to 1.49% at December 31, 1999, while the default rate on the primary business was 2.15% at September 30, 2000 as compared to 2.20% at December 31, 1999. The decrease in Radian's overall default rate is a result of the continued strong economy that has been experienced over the past few years. A strong economy generally results in better loss experience and a decrease in the overall level of losses. A weakening of the economy could negatively impact Radian's overall default rates, which would result in an increase in the provision for losses. The number of defaults rose from 22,151 at December 31, 1999 to 23,279 at September 30, 2000 and the average loss reserve per default rose from $15,071 at the end of 1999 to $16,086 at September 30, 2000. The increase in average loss reserve per default was primarily the result of an increase in the average loan balance and the coverage percentage on loans originated beginning in 1995, which has necessitated a higher reserve balance on loans in a default status due to the increased ultimate exposure on these loans. The default rate in California was 1.56% (including pool) at September 30, 2000 as compared to 1.80% at December 31, 1999 and claims paid in California during the first nine months of 2000 were $12.9 million, representing approximately 17.0% of total claims as compared to 27.8% for the same period of 1999. California represented approximately 17.5% of primary risk in force at September 30, 2000 as compared to 17.2% at December 31, 1999. The default rate in Florida was 2.94% (including pool) at September 30, 2000 as compared to 3.08% at December 31, 1999 and claims paid in Florida during the first nine months of 2000 were $10.6 million, representing approximately 14.1% of total claims as compared to 13.7% for the same period of 1999. Florida represented approximately 7.1% of primary risk in force at September 30, 2000 as compared to 7.4% at December 31, 1999. The "affordable housing" early default experience is a result of insuring certain loans in which the borrowers' principal and interest reserves and other credit factors were not as strong as on prior years' books of business. In addition, Radian has reported an increased number of defaults on the Alternative A and A minus business insured beginning in 1997. Although the default rate for this business is higher than on Radian's normal books, it is within the expected range for this type of business and the higher premium rates charged are expected to compensate for the increased level of risk. The number of Alternative A and A minus loans in default at September 30, 2000 was 2,219 which represented 11.6% of the total number of primary loans in default and the default rate on this business was 4.37% at the end of the quarter as compared to the primary default rate on Radian's A business of 2.14% at September 30, 2000. Direct losses paid in the first nine months of 2000 were $72.2 million as compared to $67.6 million in the same period of 1999, an increase of 6.8% and direct losses paid during the third quarter of 2000 were $23.7 million, a 9.5% increase compared to $21.7 for the same period in 1999. The severity of loss payments has declined due to property value appreciation but any negative impact on future property values would most likely increase the loss severity.

         Underwriting and other operating expenses were $79.1 million for the first nine months of 2000, a decrease of 18.0% compared to $96.5 million for the same period of 1999 and for the third quarter of 2000, these expenses were $26.9 million as compared to $31.1 million for the third quarter of 1999, a decrease of 13.5%. These expenses consisted of policy acquisition expenses, which relate directly to the acquisition of new business, and other operating expenses, which primarily represent contract underwriting expenses, overhead and administrative costs.

         Policy acquisition costs in the first nine months of 2000 were $38.8 million, a decrease of 20.6% compared to $48.9 million for the first nine months of 1999 and these expenses were $12.4 million in the third quarter of 2000, a decrease of 20.6% compared to $15.7 million for the same period in 1999. This reflects the synergies achieved as a result of the merger and the decrease in the level of new insurance written for the first nine months of 2000. Other operating expenses for the nine months ended September 30, 2000 were $40.3 million, a decrease of $6.1 million or 15.3% as compared to $47.6 million for the same period in 1999 and these expenses were $14.5 million for the third

                       RADIAN GROUP INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION
                                   (CONTINUED)

quarter of 2000, a decrease of 6.2% compared to $15.5 million for the third quarter of 1999. This reflects a decrease in expenses associated with contract underwriting services offset by an increase in expenses associated with the Company's administrative and support functions. Contract underwriting expenses for the nine month period ended September 30, 2000 included in other operating expenses were $13.5 million as compared to $25.4 million for the same period of 1999, an increase of 47.1%; however, these expenses were $6.2 million for the third quarter of 2000 as compared to $5.4 million for the third quarter of 1999, an increase of 15.3%. This $12.0 million decrease in contract underwriting expenses during the first nine months of 2000 reflected the decreased demand for contract underwriting services as mortgage origination volume declined; however, the increase in expenses for the third quarter of 2000 reflected the increasing demand for contract underwriting services as more lenders take advantage of the integration of the contract underwriting process with Freddie Mac's Loan Prospector and Fannie Mae's Desktop Underwriter originations systems and eliminate back office originations functions. Consistent with the decline in contract underwriting expenses, other income decreased 53.1% to $4.6 million for the first nine months of 2000 as compared to $9.9 million for the same period in 1999. For the third quarter of 2000, other income decreased 8.5% to $2.0 million as compared to $2.2 million for the third quarter of 1999. During the first nine months of 2000, loans underwritten via contract underwriting accounted for 30.8% of applications, 27.0% of commitments, and 20.1% of certificates issued by Radian as compared to 22.5% of applications, 19.2% of commitments, and 17.3% of certificates issued in the first nine months of 1999.

         During the nine months and quarter ended September 30, 1999, the Company incurred merger-related expenses of $36.9 million and $11.4 million, respectively. The Company expects to incur no additional merger-related in 2000 or beyond related to the CMAC/Amerin merger.

         The effective tax rate for the nine months ended September 30, 2000 was 29.4% and, excluding merger costs net of tax of $29.8 million, the effective tax rate for the same period in 1999 was 28.9%. The tax rate for the third quarter of 2000 was 29.2% as compared to 29.9% for the third quarter of 1999, excluding merger costs net of tax of $8.4 million incurred in the third quarter of 1999. Eliminating the merger expenses of $36.9 million and $11.4 million, respectively, for the nine months and quarter ended September 30, 1999, operating income accounted for 72.4% and 70.1%, respectively, of net income for the nine months and quarter ended September 30, 1999, as compared to 75.6% and 74.1%, respectively, for the same periods in 2000, thus resulting in the increase in effective tax rates for 2000.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's sources of funds consist primarily of premiums and investment income. Funds are applied primarily to the payment of Radian's claims and operating expenses.

         Cash flows from operating activities for the nine months ended September 30, 2000 were $231.9 million as compared to $175.9 million for the same period of 1999. This increase consisted of an increase in net premiums written and investment income received combined with a decrease in operating and merger-related expenses and was offset by an increase in claims. Positive cash flows are invested pending future payments of claims and other expenses; cash flow shortfalls, if any, are funded through sales of short-term investments and other investment portfolio securities.

         Stockholders' equity plus redeemable preferred stock of $40.0 million, increased from $1.1 billion at December 31, 1999 to $1.3 billion at September 30, 2000, primarily as a result of net income of $184.5 million, an increase in the market value of securities available for sale of $18.3 million, net of tax, and proceeds from the issuance of common stock, partially offset by dividends of $5.8 million and the purchase of treasury stock of $2.2 million.

         As of September 30, 2000, the Company and its subsidiaries had no material commitments for capital

                       RADIAN GROUP INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION
                                   (CONTINUED)

expenditures.

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


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       During the first nine months of 2000, the Company experienced an increase in the fair market value of the available for sale portfolio, which resulted in a decrease in the net unrealized loss on the investment portfolio of $18.3 million, from a net unrealized loss of $15.9 million at December 31, 1999 to a net unrealized gain of $2.4 million at September 30, 2000. This increase in value was a result of changes in market interest rates and not as a result of changes in the composition of the Company's investment portfolio. For a more complete discussion about the potential impact of interest rate changes upon the fair value of the financial instruments in the Company's investment portfolio, see "Quantitative and Qualitative Disclosures about Market Risk" in the Company's 1999 Form 10-K.

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



                               RADIAN GROUP INC.







Date:  November 13, 2000       /s/ C. Robert Quint
                               -------------------------------------------------
                               C.  Robert Quint
                               Executive Vice President, Chief Financial Officer
                               (Principal Accounting Officer)