Form 10-K405
period 2000-12-31
RADIAN GROUP INC
filed 2001-04-02
CIK 890926

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE TRANSITION PERIOD FROM TO

                         COMMISSION FILE NUMBER 1-11356
                            ------------------------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ].

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 46,404,356 shares of Common Stock, $.001 par value, outstanding on March 26, 2001, and the aggregate market value of the voting stock held by non-affiliates of the registrant is $2,947,604,693.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Radian Group Inc. (the "Company") provides, through its wholly owned principal operating subsidiaries, Radian Guaranty Inc. and Amerin Guaranty Corporation (individually referred to as "Radian Guaranty" and "Amerin Guaranty," and together referred to as "Radian"), private mortgage insurance coverage in the United States on residential mortgage loans. The Company was formed on June 9, 1999 by the merger of CMAC Investment Corporation ("CMAC") and Amerin Corporation ("Amerin"). Private mortgage insurance protects mortgage lenders and investors from default related losses on residential mortgage loans made primarily to homebuyers who make downpayments of less than 20% of the home's purchase price. Private mortgage insurance also facilitates the sale of such mortgage loans in the secondary mortgage market, principally to Freddie Mac and Fannie Mae. Radian is restricted, both by state insurance laws and regulations and the eligibility requirements of Freddie Mac and Fannie Mae, to providing insurance on residential first mortgage loans only. Radian currently offers two principal types of private mortgage insurance coverage, primary and pool. At December 31, 2000, primary insurance comprised 94.7% of Radian's risk in force and pool insurance comprised 5.3% of Radian's risk in force. In addition, during the third quarter of 2000, the Company commenced operations in Radian Insurance Inc. ("RIINC"), a subsidiary which writes credit insurance on non-traditional mortgage related assets such as second mortgages and manufactured housing. There was a minimal amount of business written by RIINC in 2000, but this amount is expected to increase significantly in 2001 and beyond.

Primary Insurance

     Primary insurance provides mortgage default protection on individual loans at a specified coverage percentage which is applied to the unpaid loan principal, delinquent interest and certain expenses associated with the default and subsequent foreclosure (collectively, the "claim amount"). Radian's obligation to an insured lender in respect of a claim is determined by applying the appropriate coverage percentage to the claim amount. Radian's "risk" on each insured loan is the unpaid loan principal multiplied by the coverage percentage. Much of Radian's current business is written with 30% coverage on loans with a loan-to-value ("LTV") ratio between 90.01% and 95% ("95s") and 25% coverage on loans with an LTV ratio between 85.01% and 90% ("90s"). As of December 31, 2000, approximately 60% of Radian's primary insurance in force had such coverage. In January 1999, Fannie Mae announced a new program which allows for lower levels of required mortgage insurance for certain low downpayment loans approved through its "Desktop Underwriter" automated underwriting system. The insurance levels in this program are similar to those required prior to 1995. In March 1999, Freddie Mac announced a similar program for loans approved through its "Loan Prospector" automated underwriting system. Through the end of 2000, a minimal amount of insurance was written in these programs. For more information on these developments, see "Freddie Mac and Fannie Mae" on page 22.

     Under its master policy, upon a default, Radian has the option of paying the entire claim amount and taking title to the mortgage property, or paying the coverage percentage in full satisfaction of its obligations under the insurance written. In 2000, the entire claim amount was paid in approximately 6% of filed claims because of the expected economic advantage associated with that choice. This is significantly higher than in past years and is due to the good economic conditions experienced over the past few years in which property values have remained generally strong. There is no guarantee that housing values will remain strong in the future.

Pool Insurance

     Pool insurance differs from primary insurance in that the exposure on pool insurance is not limited to a specific coverage percentage on each individual loan. Because of this feature and the generally lower premium rates associated with pool insurance, the rating agency capital requirements for the product are more restrictive than primary insurance. There is an aggregate exposure limit ("stop loss") on a "pool" of loans which is generally between 1% and 10% of the initial aggregate loan balance. Modified pool insurance has a stop loss like pool insurance, but also has exposure limits on each individual loan. The use of modified pool insurance is more limited than traditional pool insurance.

     Radian offers pool insurance on a selected basis to various state housing finance agencies on the collateral for their bond issues, as a credit enhancement to mortgage loans included in mortgage-backed securities or in whole loan sales, and in certain other specific situations. Since 1996, Radian has offered pool insurance on mortgage product sold to Freddie Mac and Fannie Mae by Radian's primary insurance customers ("GSE Pool"). This pool insurance has a very low stop loss, generally 1.0% to 1.5%, and the insured pools contain loans with and without primary insurance. Loans without primary insurance have an LTV ratio of 80.0% or below. Premium rates on this business are significantly lower than primary insurance rates and the expected profitability on this business is lower than that of primary insurance. The volume of such business increased significantly from 1997 to 1998 due to the strong demand for this product from Radian's customers and due to the increased size of the mortgage market. During 2000, Radian had pool risk written of $188 million consisting mostly of GSE Pool business, compared to $421 million in 1999 and $475 million in 1998. This significant decrease is due to Radian's effort to curtail use of the product due to the capital requirements and the Company's development of alternative products, primarily captive reinsurance. Radian expects to continue to write a minimal amount GSE Pool insurance in 2001. GSE Pool risk in force at December 31, 2000 represented 4.3% of Radian's total risk in force.

Structured Transactions

     Radian and RIINC, from time to time, engage in structured transactions which may include either primary insurance, pool insurance or some form of combination thereof. A structured transaction generally involves insuring a large group of seasoned or unseasoned loans or issuing a commitment to insure new loan originations under negotiated terms. Some structured transactions contain a risk-sharing component under which the insured or a third party assumes a first-loss position or shares in losses in some other manner. Opportunities for structured transactions have increased during the last two years, however Radian and RIINC compete with other mortgage insurers as well as capital market executions such as senior/subordinated security structures to obtain such business. The use of structured transactions increased significantly in 2000. Most structured transactions involve non-traditional mortgage or mortgage related assets such as Alternative A or A minus ("Non-Prime") mortgages. Competition for this business is generally based upon price. Radian wrote $1.2 billion in new primary insurance in structured transactions in 2000 which represented 4.8% of primary new insurance written, and RIINC wrote $1.6 billion of new insurance in structured transactions in 2000 which represented all of the new insurance written in RIINC.

Revenue Sharing Products

     Radian, like other mortgage insurers, offers financial products to its mortgage lender customers that are designed to allow the customer to participate in the risks and rewards of the mortgage insurance business. One such product is captive reinsurance, in which a lender sets up a reinsurance company that assumes part of the risk associated with that lender's insured book of business. In most cases, the risk assumed by the reinsurer is an excess layer of aggregate losses that would be penetrated only in a situation of adverse loss development. Radian had approximately 30 active captive reinsurance agreements in place at December 31, 2000 and could enter into several new agreements or modify existing agreements in 2001, some with large national lenders. Premiums ceded to captive reinsurance companies in 2000 were $39.6 million, representing 7.0% of total premiums earned, as compared to $27.5 million, or 5.8% of total premiums earned in 1999, and primary insurance written in 2000 that had captive reinsurance associated with it was $8.1 billion, or 32.6% of Radian's total as compared to $13.7 billion or 41.3% in 1999. During 2000, Freddie Mac issued standards for captive reinsurance through its mortgage insurance eligibility requirements. Additionally, a task force consisting of lenders, mortgage insurers and accounting firms has been set up to study the risk transferability and the appropriate accounting treatment for captive reinsurance.

Radian Insurance Inc.

     RIINC was reorganized and rated in September 2000 to write credit insurance on non-traditional mortgage related assets such as second mortgages and manufactured housing and to provide credit enhancement to mortgage related capital market transactions. The Company feels that there are many opportunities to take advantage of its expertise in credit underwriting and evaluation of asset performance to write business which it is precluded from writing in its monoline mortgage guaranty companies, Radian Guaranty and Amerin Guaranty. RIINC obtained a AA rating from Standard & Poor's Rating Services ("S&P") and a Aa3 rating from Moody's Investors Service, Inc. ("Moody's") based on a prudent business plan and a Net Worth and Liquidity Maintenance Agreement from Radian Guaranty, which obligates Radian Guaranty to maintain at least $30 million of capital in RIINC. In 2000, RIINC wrote $1.6 billion of new insurance representing approximately $211 million in risk. The Company expects the business written in RIINC to increase significantly in 2001, mostly consisting of insurance on second mortgages and home equity loans. The insurance structures typically used in RIINC are pool insurance or modified pool insurance which can have a reserve or first loss position in front of RIINC's layer of risk. In addition to the Net Worth and Liquidity Maintenance Agreement, the Company intends to capitalize RIINC at all times in an amount that would support the existing risk in force.

Customers

     Mortgage originators, such as mortgage bankers, mortgage brokers, commercial banks and savings institutions, are Radian's principal customers, although individual mortgage borrowers generally incur the cost of primary insurance coverage. Radian does offer lender-paid mortgage insurance whereby mortgage insurance premiums are charged to the mortgage lender or loan servicer. On the lender-paid product, the interest rate to the borrower is usually higher to compensate for the mortgage insurance premium that the lender is paying. In 2000, approximately 19% of Radian's primary insurance was originated on a lender-paid basis. This lender-paid business is highly concentrated among a few large mortgage lender customers.

     To obtain primary insurance from Radian, a mortgage lender must first apply for and receive a master policy from Radian. Radian's approval of a lender as a master policyholder is based, among other factors, upon an evaluation of the lender's financial position and its management's demonstrated adherence to sound loan origination practices. Radian's quality control function then monitors the master policyholder based on a number of criteria.

     The number of primary individual policies Radian had in force was 858,413 at December 31, 2000, 807,286 at December 31,1999, and 718,789 at December 31, 1998.

     Radian's top 10 customers were responsible for 43.4% of Radian's primary new insurance written in 2000 compared to 44.6% in 1999 and 51.4% in 1998. The largest single customer of Radian (including branches and affiliates of such customer), measured by primary new insurance written, accounted for 10.4% of primary new insurance written during 2000 compared to 12.2% in 1999 and 18.3% in 1998.

ExpressClose.com Acquisition

     On November 9, 2000, the Company acquired ExpressClose.com, Inc., an Iowa Corporation engaged in the business of Internet-based mortgage processing, closing and settlement services for approximately $8.0 million in cash, shares of the Company's common stock, options to purchase shares of the Company's common stock and other consideration. This transaction has allowed the Company to expand further into the mortgage service business which is considered an important adjunct to both the primary mortgage insurance business and the second mortgage activities of RIINC.

Enhance Acquisition

     On February 28, 2001, the Company acquired Enhance Financial Services Group Inc. ("Enhance Financial"), a New York based insurance holding company. Shareholders of Enhance Financial received 0.22 shares of the Company's common stock in return for each share of Enhance Financial common stock. The acquisition, which will be accounted for as a purchase with a value of approximately $540 million, has allowed the Company to diversify into financial guaranty reinsurance of municipal and asset-backed debt obligations, direct financial guaranty insurance and other credit based insurance businesses, as well as several asset based businesses. The asset based businesses include a 46% interest in Credit-Based Asset Servicing and Securitization LLC and subsidiaries ("C-BASS"), a buyer, servicer and securitizer of credit sensitive single family residential mortgage assets and residential mortgage-backed securities.

SALES, MARKETING AND COMPETITION

Sales and Marketing

     Radian employs a field sales force of approximately eighty-four (84) persons, organized into three regions, providing local sales representation throughout the United States. Each of the three regions is supervised by a Regional Business Manager who is directly responsible for several Area Sales Managers and several Service Centers where underwriting and application processing are performed. The Regional Business Managers are responsible for managing the profitability of business in their regions including premiums, losses and expenses. The Area Sales Managers are responsible for managing a small sales force in different areas within the region. In addition, a new position of Key Account Manager ("KAM") was created in 2000. KAMs are intended to manage specific accounts within a region that are not national accounts but that need more targeted oversight and attention. Radian sales personnel are compensated by salary, commissions on new insurance written and a production incentive based on the achievement of various goals. During 2000, these goals were related to volume and market share and this is generally expected to continue in 2001. In addition to securing business from small and mid-size regional customers, the Radian business regions provide support to the National Account effort in the field.

National Accounts

     In recognition of the increased consolidation in the mortgage lending business and the large proportional amount of mortgage business done by large national accounts, Radian has a focused National Accounts Team consisting of five national account managers ("NAM") and a dedicated "A Team" that is directly and solely responsible for supporting national accounts. Each NAM is responsible for a select group of dedicated accounts and is compensated on the results for those accounts as well as the results of the Company. There has been a trend among National Accounts to move to a more centralized decision about mortgage insurance based on revenue sharing products and other value added services provided by the mortgage insurance companies. The Company also has a dedicated NAM who is primarily responsible for relations with and programs implemented with Fannie Mae and Freddie Mac. National Accounts business represented approximately 65% of Radian's primary new insurance written in 2000 and is expected to provide a similar percentage in 2001.

Competition

     Radian and other private mortgage insurers compete directly with various federal government agencies, principally the Federal Housing Administration ("FHA"). In addition to competition from federal agencies, Radian and other private mortgage insurers face competition from state-supported mortgage insurance funds. The private mortgage insurance industry consists of Radian and six other active mortgage insurance companies. During 2000, Radian was the fourth largest private mortgage insurer, measured by market share and had, according to industry data, a market share of new primary mortgage insurance written of 15.2% as compared to 17.5% in 1999. Radian believes that the decline in market share over the past year was due to the loss of business from a few national accounts which rebalanced their mortgage insurance allocation after the CMAC/Amerin merger, and due to Radian's relatively smaller market share of structured transactions, which are done almost exclusively based on the lowest price bid.

RISK MANAGEMENT

     Radian considers effective risk management to be critical to its long-term financial stability. Market analysis, prudent underwriting, the use of automated risk evaluation models and quality control are all important elements of Radian's risk management process.

Risk Management Personnel

     In addition to a centralized Risk Management department in the home office, each of Radian's service regions has an assigned Risk Manager responsible for evaluating risk and monitoring the risk profiles of major lenders in the region. Radian employs an underwriting and support staff of approximately ninety (90) persons who are located in Radian's twelve (12) service centers. Additionally, Radian has two agency operations in place for the states of Alaska and Hawaii.

Underwriting Process

     Radian has generally accepted applications for primary insurance (other than in connection with structured transactions) under three basic programs: the traditional fully documented program, a limited documentation program and the delegated underwriting program. Programs that involve less than fully documented file submissions have become more prevalent in recent years. In order to meet this demand, Radian introduced to the marketplace the process referred to as Radian Steamlined Doc ("Streamlined Doc"). A lender utilizing Streamlined Doc can submit loans to Radian for insurance with abbreviated levels of documentation based on the type of loan being submitted for insurance. During 2000, 67% of the commitments issued for primary insurance were received by Radian under the Streamlined Doc program. In the Streamlined Doc program, Radian has agreed to underwrite certain loans with less documentation by relying upon a scoring model created by Radian during 1996 known as the "Prophet Score(R)" System (described below).

Delegated Underwriting

     Radian has a delegated underwriting program with a majority of its customers. Radian's delegated underwriting program, which was implemented in 1989, currently involves only lenders that are approved by Radian's risk management department. The delegated underwriting program allows the lender's underwriters to commit Radian to insure loans based on agreed upon underwriting guidelines. Delegated loans are submitted to Radian in various ways - fax, electronic data interchange ("EDI") and through the Internet. Radian routinely audits loans submitted under this program. As of December 31, 2000, approximately 72% of the primary loans on Radian's books were originated on a delegated basis and during 2000 and 1999, respectively, 63% and 74% of the primary loans insured by Radian during such years were originated on a delegated basis.

Mortgage Scoring Models

     During the last few years, the use of scoring mechanisms to predict loan performance has become prevalent in the marketplace, especially with Fannie Mae and Freddie Mac's ("GSEs") advocacy of the use of credit scores in the mortgage loan underwriting process. The use of credit scores was pioneered by Fair Isaac and Company ("FICO") and became popular in the mid-1980s. The FICO model calculates a score based on a borrower's credit history. This credit score based "scorecard" is used to predict the future performance of a loan over a one or two year time horizon. The higher the credit score the lower the likelihood that a borrower will default on a loan. Radian's Prophet Score begins with a FICO score then adds specific additional data regarding the borrower, the loan and the property such as LTV, loan type, loan amount, property type, occupancy status and borrower employment. Radian believes that it is this additional mortgage data that expands the integrity of Radian's Prophet Score over the entire life of the loan. In addition to the Prophet Score, Radian's housing analysts regularly review major metropolitan areas to assess the impact that key indicators such as housing permits, employment trends, and median home sale prices have on local lending. The healthier the real estate market, the lower the risk. Radian refers to this score as a GEOScore.

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

Alternative Products

     An increasingly popular form of mortgage lending is in the area of Non-Prime loans. Subsets of this category in which Radian has become involved are Alternative A ("Alt A"), A minus and B/C loans. Radian has continued to limit its participation in these Non-Prime markets to Alt A and A minus loans rather than "B" or "C" loans and has targeted the business insured to specific lenders with proven good results and servicing experience in this area. Radian's corporate due diligence has identified such lenders as "Tier 1" lenders.

     Alternative A Loans

     Alt A loans can now be segregated into two distinct credit profiles: borrowers with a better credit profile than Radian's typical insured borrowers, with a FICO score greater than 680 ("FICO >680"), and borrowers with a credit profile equal to Radian's typical insured borrower, with a FICO score from 660 to 679 ("FICO 660-679"). Radian charges a higher premium for Alt A business due to the reduced income and/or asset documentation received at origination. The premium rate is also risk adjusted to reflect the difference in credit profile of the FICO >680 borrower and FICO 660-679 borrower. While Radian believes the Alt A loans in the FICO 660-679 category present a slightly higher risk than its normal business, the premium surcharge compensates Radian for this additional risk. Alt A loans represented 6.3% of Radian's primary risk in force at the end of 2000 and Alt A products made up 13.4% of Radian's primary new insurance written in 2000 as compared to 6.2% in 1999.

     A Minus Loans

     The A minus program can also be segregated into two distinct credit profiles. A "near-miss" prime A loan has a FICO score from 590-619 ("FICO 590-619"). These borrowers were forced into the A minus markets in 1996 when the GSEs set a 620 FICO score as the base for a prime borrower. These were typically borrowers Radian insured prior to 1996 and mortgage insurance on loans made to this class of borrowers has resurfaced as the GSEs have entered the A minus market. Radian receives a significantly higher premium for insuring this product that is commensurate with the additional default risk. The second credit profile contains borrowers with a FICO score from 570-589 ("FICO 570-589"). This product comes to Radian primarily through primary bulk transactions and the insurance is typically lender-paid. Radian also receives a significantly higher premium for insuring this product that is commensurate with the increased default risk and which is normally a variable rate based on the Prophet Score. A minus loans represented 3.4% of Radian's primary risk in force at the end of 2000 and A minus loans made up 8.1% of Radian's primary new insurance written in 2000 as compared to 3.5% in 1999.

     B/C Loans

     Radian has no approved programs to insure loans that are defined as B/C risk grades. However, some pools of loans submitted for insurance as primary bulk transactions might contain a limited number of these loans. Typically these B/C grades are less than 1% of the pool of loans submitted. Radian receives significantly higher premium on these loans due to the increased default risk associated with this type of loan. B/C loans represented less than 1% of Radian's primary risk in force at the end of 2000.

Contract Underwriting

     Radian utilizes its underwriting skills to provide an outsource contract underwriting service to its customers. For a fee, Radian underwrites fully documented underwriting files for secondary market compliance, while at the same time assessing the file for mortgage insurance, if applicable. The automated underwriting service introduced in the latter part of 1997 has become a major part of Radian's contract underwriting service. This service offers customers access to Fannie Mae's Desktop Underwriter and Freddie Mac's Loan Prospector loan origination systems. Contract underwriting continues to be a popular service to Radian's customers. During 2000, loans underwritten via contract underwriting accounted for 30% of applications, 26% of commitments for insurance and 19% of insurance certificates issued by Radian. Radian gives recourse to its customers on loans it underwrites for compliance. If the loan does not meet agreed upon guidelines, Radian agrees to remedy the situation either by placing mortgage insurance coverage on the loan or by purchasing the loan. During 2000, Radian processed requests for remedies on less than 1% of the contract loans underwritten and sold a number of loans previously acquired as part of the remedy process. Providing these remedies means Radian assumes some credit risk and interest rate risk if an error is found during the limited remedy period in the agreements. Rising mortgage interest rates or an economic downturn may expose Radian to higher losses. During 2000, the financial impact of these remedies was insignificant although there is no assurance that such results will continue in 2001 and beyond.

Quality Control

     As part of the Company's system of internal control, the Risk Management function maintains a Quality Control ("QC") Department. The QC function is responsible for ensuring that the Company's portfolio of insured loans meets good underwriting standards and conforms to Radian's guidelines for insurability, thus minimizing Radian's exposure to controllable risk. Among its other activities, the QC function accomplishes this objective primarily by performing contract underwriting audits, delegated lender audits, and due diligence reviews of bulk transactions.

     Contract Underwriting Audits

     The QC function routinely audits the performance of the Company's contract underwriters. In order to ensure the most effective use and allocation of audit resources, a risk assessment model has been developed which identifies high, medium, and low risk contract underwriters based upon six weighted risk factors applied to each underwriter. The models are continually updated with current information. Audit rotation is more frequent for high risk underwriters and less frequent for those classified as low risk. Audit results are communicated to management and impact whether additional targeted training is necessary or whether termination of the underwriter's services is appropriate.

     Contract underwriting audits help to ensure that customers receive quality underwriting services. The audits also protect Radian in that they facilitate Radian's efforts to improve quality control.

     Delegated Lender Audits

     Through the use of borrower credit scoring and its own proprietary mortgage scoring system, Radian is able to monitor the credit quality of loans submitted for insurance. Radian also conducts a periodic, on-site review of a delegated lender's insured business. Lenders with significant risk concerns, as identified in past reviews and through Radian's regular risk reporting and analysis of the business, may be reviewed more frequently.

     Loans are selected for review on a random sample basis, and this sample may be augmented by a targeted sample based upon specific risk factors or trends identified through the monitoring process described above. The objective of the loan review is to identify errors in the loan data transmitted to Radian, to determine lender compliance with Radian's underwriting guidelines and eligible loan criteria, to assess the quality of a lender's underwriting decisions, and to rate the risk of the individual loans insured. Radian has developed a proprietary data collection and risk analysis application to facilitate these reviews. Audits are graded based upon the risk ratings of the loans reviewed, lender compliance, and data integrity. The results of each audit are summarized in a report to the lender and to Radian management. The audit results are used as a means to improve the quality of the business the lender submits to Radian for insurance. Issues raised in the reports that are not resolved in a manner and within a time period acceptable to Radian may result in restriction or termination of the lender's delegated underwriting authority.

     Due Diligence of Bulk Transactions

     The QC function, in conjunction with other members of the Risk Management group, also performs due diligence of bulk transactions. These due diligence reviews may be precipitated either by a desire to develop an ongoing relationship with selected lenders, or by the submission of a proposed transaction by a given lender. Due diligence can take two forms: business level and loan level.

     Business Level Due Diligence. Radian believes that a key component of understanding the risks posed by a potential business deal is to understand the business partner. The Company's objective is to understand the lender's business model in sufficient depth to determine whether Radian should have confidence in the firm as a potential long-term business partner and customer. Business level due diligence may be performed on any prospective lender with whom a bulk deal is contemplated and with whom Radian has had no prior business experience. Business level due diligence includes a review of: the lender's company structure, management, business philosophy, and financial health, the company's credit management processes, the quality control processes, and servicing relations.

     Loan Level Due Diligence. Loan level due diligence is conducted on pending bulk transactions in order to determine whether appropriate underwriting guidelines have been adhered to, whether loans conform to Radian guidelines, to evaluate data integrity, and to detect any fraudulent loans. Loans are selected for audit on a sample basis, and audit results are communicated to Radian management. The results of loan level due diligence assist management in determining whether the pending deal should be consummated, and if so, provides data that can be used to determine appropriate pricing. It also provides management with a database of information on the quality of a particular lender's underwriting practices for future reference.

     The results of these due diligence reviews are summarized in reports to Radian management. Letter grades are assigned to each section of the business and loan level reviews. Weights are then assigned to each section of the review (e.g., corporate, credit, quality control, servicing) that vary based upon the product under review, (e.g., prime first liens, A minus first liens, prime second liens, etc.) which results in an overall letter grade assigned to the lender. The grade conveys to Radian management the opinion of Risk Management as to the overall risk profile presented by a lender and therefore the relative appeal of a potential relationship with that lender.

Ratings

     Radian has its claims-paying ability and/or financial strength rated by S&P, Moody's and Fitch IBCA Duff & Phelps ("Fitch"). The rating criteria used by the rating agencies focus on the following factors: capital resources; financial strength; commitment of management to, and alignment of shareholder interests with, the insurance business; demonstrated management expertise in the insurance business conducted by the company; credit analysis; systems development; marketing; capital markets and investment operations, including the ability to raise additional capital; and a minimum policyholders' surplus comparable to primary company requirements, with initial capital sufficient to meet projected growth as well as access to such additional capital as may be necessary to continue to meet standards for capital adequacy. As part of their rating process, S&P, Moody's and Fitch test the Company's insurance subsidiaries by subjecting them to a "worst-case depression scenario." Expected losses over a depression period are established by applying capital charges to the existing and projected insurance portfolio.

     The claims-paying ability and financial strength ratings assigned by the rating agencies to an insurance or reinsurance company are based upon factors relevant to policyholders and are not directed toward the protection of the insurer's or reinsurer's securityholders. Such a rating is neither a rating of securities nor a recommendation to buy, hold or sell any security. Claims-paying ability and financial strength ratings assigned to the Company's insurance subsidiaries should not be viewed as indicative of or relevant to any ratings which may be assigned to the Company's outstanding debt securities by any rating agency and should not be considered an evaluation of the likelihood of the timely payment of principal or interest under such securities. However, these ratings are an indication to an insurer's customers of the insurer's present financial strength and its capacity to honor its future claims payment obligations. Therefore, ratings are generally considered critical to an insurer's ability to compete for new insurance business. Currently, Radian is rated "AA" by S&P and Fitch, and "Aa3" by Moody's.

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

     Radian Guaranty reinsures all direct insurance in force under an excess of loss reinsurance program which it considers to be an effective catastrophic reinsurance coverage. Under this program, the reinsurer is responsible for 100% of covered losses in excess of Radian Guaranty's retention. The annual retention is determined by a formula which contains variable components. The estimated 2001 retention is approximately $735 million of loss which represents 150% of expected premiums earned by Radian Guaranty. The reinsurer's aggregate annual limit of liability is also determined by a formula with variable components and is currently estimated to be $140 million. In addition, in 1999, a limit was set on the amount of annual pool insurance losses that can be counted in the reinsurance recoverable calculation. For 2001, this limit is $90 million. If the reinsurer decides not to renew the reinsurance arrangement and is not replaced by Radian Guaranty, the reinsurer must provide six years of runoff coverage. There is an overall aggregate limit of liability applicable to any runoff period equal to four times the annual limit in effect for the calendar year of such nonrenewal. For 2001, this aggregate limit is estimated to be $560 million. The excess of loss reinsurance program also provides restrictions and limitations on the payment of dividends by Radian Guaranty, investments, mergers or acquisitions involving other private mortgage insurance companies and reinsurance of exposure retained by Radian Guaranty.

     In addition, Radian Guaranty entered into a variable quota-share ("VQS") treaty for primary risk in the 1994 to 1997 origination years and a portion of the pool risk written in 1997. In this treaty, quota-share loss relief is provided at varying levels ranging from 7.5% to 15.0% based upon the loss ratio on the reinsured book. The higher the loss ratio, the greater the potential reinsurance relief which protects Radian Guaranty in adverse loss situations. A ceding commission is paid by the reinsurer to Radian Guaranty and the agreement is noncancelable for ten years by either party. As of December 31, 2000, the risk in force covered by the VQS treaty was approximately $5.8 billion, or approximately 23.5% of Radian's primary risk in force and $57 million, or approximately 4.3% of Radian's pool risk in force. It is Radian's present intention not to reinsure any additional business pursuant to the VQS treaty for the 2001 origination year, although the ultimate decision on reinsurance will be impacted by business volume, capital adequacy and other factors.

     Amerin Guaranty was party until December 31, 2000 to a reinsurance agreement pursuant to which the reinsurer was obligated to repay, up to an aggregate amount of $100 million, all losses and allocated loss adjustment expenses paid by Amerin Guaranty during periods in which (i) the ratio of Amerin Guaranty's risk in force divided by the sum of policyholders' surplus plus the contingency reserve calculated in accordance with statutory accounting practices exceeded 24.9 to 1 and (ii) the sum of Amerin Guaranty's expense ratio and loss ratio exceeded 100%. This reinsurance treaty was cancelled as of January 1, 2001.

Cross Guaranty Agreement

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

     The following table shows the number of primary and pool loans insured, related loans in default and the percentage of loans in default (default rate) as of the dates indicated:

                               DEFAULT STATISTICS

                                                                   DECEMBER 31
                                                           ---------------------------
                                                            2000      1999     1998(3)
                                                           -------   -------   -------
PRIMARY INSURANCE:
Prime:
     Insured loans in force..............................  792,813   774,003       N/A
     Loans in default (1)................................   17,840    16,605       N/A
     Percentage of loans in default......................      2.3%      2.2%      N/A
Non-Prime:
     Insured loans in force..............................   65,600    33,283       N/A
     Loans in default (1)................................    2,690     1,193       N/A
     Percentage of loans in default......................      4.1%      3.6%      N/A
Total:
     Insured loans in force..............................  858,413   807,286   718,789
     Loans in default (1)................................   20,530    17,798    15,228
     Percentage of loans in default......................      2.4%      2.2%      2.1%
POOL INSURANCE (2):
     Insured loans in force..............................  768,388   676,454   474,630
     Loans in default (1)................................    5,989     4,352     3,547
     Percentage of loans in default......................      0.8%      0.6%      0.7%

---------------
(1) Loans in default exclude those loans 45 days past due or less and loans in default for which Radian feels it will not be liable for a claim payment.

(2) Includes traditional and modified pool insurance of prime and Non-Prime loans.

(3) Prior to 1999, the Company did not track prime and Non-Prime business separately. Therefore, the breakdown of prime and Non-Prime default statistics is not available ("N/A") as of December 31, 1998.

     Regions of the United States may experience different default rates due to varying economic conditions. The following table shows the primary default rates by Radian's regions as of the dates indicated, including prime and Non-Prime loans.

                        DEFAULT RATES BY RADIAN'S REGION

                                                                 DECEMBER 31
                                                              ------------------
                                                              2000   1999   1998
                                                              ----   ----   ----
North.......................................................  2.50%  1.88%  1.97%
South.......................................................  2.10   2.59   2.81
West........................................................  2.21   2.10   2.31
Alaska......................................................  1.08   0.82   0.64
Hawaii......................................................  2.23   2.03   1.74
Guam........................................................    --   0.64     --

     As of December 31, 2000, primary default rates for Radian's two largest states measured by risk in force, California and Florida, were 2.3% and 3.9% respectively, compared to 2.5% and 3.9% respectively, at December 31, 1999. The relatively high default rate in Florida is due primarily to the increased "affordable housing" business done in Florida since 1994 and the high default development on such business.

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

     Claim activity is not evenly spread through the coverage period of a book of business. Relatively few claims are received during the first two years following issuance of the policy. This is followed by a period of rising claims which, based on industry experience, has historically reached its highest level in the third through fifth years after the year of loan origination. Thereafter, the number of claims received has historically declined at a gradual rate, although the rate of decline can be affected by conditions in the economy. Approximately 72.9% of Radian's primary risk in force, including most of Radian's risk in force on alternative products, and almost all of Radian's pool risk in force at December 31, 2000 had not yet reached its anticipated highest claim frequency years.

Loss Mitigation

     Radian's loan workout staff consists of thirteen (13) employees, including several full time loan workout specialists who proactively intervene in the default process, working with borrowers to reduce the frequency and severity of foreclosure losses. The size of the loan workout staff has decreased over the past few years, primarily due to an enhancement in the ability of loan servicers to perform this function adequately with less assistance needed by Radian. Once a notice of default is received, Radian scores the default using a proprietary model that predicts the likelihood that the default will become a claim. Using this model the loan workout specialists prioritize cases for proactive intervention to counsel and assist borrowers. Loss mitigation techniques include pre-foreclosure sales, extensions of credit to borrowers to reinstate insured loans, loan modifications and deficiency settlements. Radian still considers its loss mitigation efforts to be an effective way to reduce claim payments.

     Subsequent to foreclosure, Radian uses post-foreclosure sales and the exercise of the full claim payment option to further mitigate loss. This was considered an extremely effective loss mitigation tool in 2000 due to relatively strong property values, although there can be no assurance that such positive results will continue.

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

     - the age of the loans insured.

Primary Risk In Force By Policy Year

     The following table sets forth the percentage of Radian's primary risk in force by policy origination year as of December 31, 2000:

1995 and prior..............................................   10.5%
1996........................................................    6.6
1997........................................................   10.0
1998........................................................   26.2
1999........................................................   25.3
2000........................................................   21.4
                                                              -----
                                                              100.0%
                                                              =====

Geographic Dispersion

     The following tables reflect the percentage of direct primary risk in force on Radian's book of business (by location of property) for the top ten states and top 15 metropolitan statistical areas ("MSAs") as of December 31, 2000 and 1999:

                       TOP TEN STATES                         2000      1999
                       --------------                         ----      ----
California..................................................  16.8%     17.2%
Florida.....................................................   7.4       7.4
New York....................................................   6.1       6.2
Texas.......................................................   5.3       5.4
Georgia.....................................................   4.3       4.0
New Jersey..................................................   3.9       4.0
Arizona.....................................................   3.8       3.7
Illinois....................................................   3.7       3.8
Pennsylvania................................................   3.7       3.7
Colorado....................................................   3.1       3.0
                                                              ----      ----
          Total.............................................  58.1%     58.4%
                                                              ====      ====

                      TOP FIFTEEN MSAS                        2000      1999
                      ----------------                        ----      ----
Los Angeles-Long Beach, CA..................................   4.1%      4.4%
Atlanta, GA.................................................   3.4       3.2
Chicago, IL.................................................   3.2       3.3
Phoenix/Mesa, AZ............................................   3.1       3.0
Washington, DC-MD-VA........................................   2.9       2.9
New York, NY................................................   2.5       2.4
Philadelphia, PA-NJ.........................................   2.4       2.4
Riverside-San Bernardino, CA................................   2.1       2.1
Nassau/Suffolk, NY..........................................   1.9       1.9
Denver, CO..................................................   1.6       1.6
Detroit, MI.................................................   1.6       1.5
Orange County, CA...........................................   1.6       1.8
Minneapolis/St. Paul, MN....................................   1.5       1.6
Las Vegas, NV...............................................   1.5       N/A
Houston, TX.................................................   1.4       1.5
Dallas, TX..................................................   N/A       1.4
                                                              ----      ----
          Total.............................................  34.8%     35.0%
                                                              ====      ====

Lender and Product Characteristics

     While geographic dispersion is an important component of overall risk dispersion and it has been a strategy of the Company to limit its exposure in the top ten states and top 15 MSAs, the Company believes the quality of the risk in force should be considered in conjunction with other elements of risk dispersion, such as product distribution, as well as Radian's risk management and underwriting practices.

     The following tables reflect the percentage of direct risk in force (as determined on the basis of information available on the date of mortgage origination) by the categories indicated as of December 31, 2000 and 1999:

                              DIRECT RISK IN FORCE

                                                              2000       1999
                                                              -----      -----
Product Type:
     Primary................................................   94.7%      94.3%
     Pool(1)................................................    5.3        5.7%
                                                              -----      -----
          Total.............................................  100.0%     100.0%
                                                              =====      =====

---------------
(1) Includes traditional and modified pool insurance.

                          DIRECT PRIMARY RISK IN FORCE

                                                               2000         1999
                                                              -------      -------
Direct Primary Risk in Force (dollars in millions)..........  $24,622      $20,912
Lender Concentration:
     Top 10 lenders (by original applicant).................     42.8%        43.9%
     Top 20 lenders (by original applicant).................     58.7%        55.6%
LTV:
     95.01% to 100.00%......................................      6.7%         4.8%
     90.01% to 95.00%.......................................     39.5         44.3
     85.01% to 90.00%.......................................     41.4         43.9
     85.00% and below.......................................     12.4          7.0
                                                              -------      -------
          Total.............................................    100.0%       100.0%
                                                              =======      =======
Loan Grade:
     Prime..................................................     90.3         95.1
     Non-Prime..............................................      9.7          4.9
                                                              -------      -------
          Total.............................................    100.0%       100.0%
                                                              =======      =======
Loan Type:
     Fixed..................................................     86.0%        88.9%
     Adjustable rate mortgage ("ARM") (fully indexed)(1)....     11.8         10.1
     ARM (potential negative amortization)(2)...............      2.2          1.0
                                                              -------      -------
          Total.............................................    100.0%       100.0%
                                                              =======      =======
Mortgage Term:
     15 years and under.....................................      2.7%         4.0%
     Over 15 years..........................................     97.3         96.0
                                                              -------      -------
          Total.............................................    100.0%       100.0%
                                                              =======      =======
Property Type:
     Non-condominium (principally single-family detached)...     97.1%        96.2%
     Condominium or cooperative.............................      2.9          3.8
                                                              -------      -------
          Total.............................................    100.0%       100.0%
                                                              =======      =======
Occupancy Status:
     Primary residence......................................     94.6%        96.3%
     Second home............................................      2.2          1.4
     Non-owner occupied.....................................      3.2          2.3
                                                              -------      -------
          Total.............................................    100.0%       100.0%
                                                              =======      =======
Mortgage Amount:
     $200,000 or less.......................................     85.9%        82.1%
     Over $200,000..........................................     14.1         17.9
                                                              -------      -------
          Total.............................................    100.0%       100.0%
                                                              =======      =======
Loan Purpose:
     Purchase...............................................     81.5%        79.1%
     Refinance..............................................     18.5         20.9
                                                              -------      -------
          Total.............................................    100.0%       100.0%
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

     One of the most important determinants of claim incidence is the relative amount of borrower's equity, or downpayment, in the home. The expectation of claim incidence on 95s is approximately two times the expected claim incidence on 90s. Radian believes that the higher premium rates it charges on 95s adequately reflect the additional risk on these loans. The industry and Radian have been insuring 97s since 1995 and 100% LTV Loans ("100s") beginning in 2000. These loans are expected to have a higher claim incidence than 95s; however, with proper counseling efforts and by limiting insurance on these loans to sensible affordable housing programs, it is Radian's belief that the claim incidence should not be materially (more than one and one-half times) worse than on 95s, although there can be no assurance that claim incidence will not be materially worse on 97s or 100s than on 95s. Premium rates on 100s and 97s are higher than on 95s to compensate for the additional risk and the higher expected frequency and severity of claims.

     In recent years, Radian has increased its insurance on mortgages identified by its customers as "affordable housing" loans. These loans are typically made to low- and moderate-income borrowers in conjunction with special programs developed by state or local housing agencies, Fannie Mae or Freddie Mac. Such programs usually include 95s, 97s and 100s and may require the liberalization of certain underwriting guidelines in order to achieve their objectives. Radian's participation in these programs is dependent upon acceptable borrower counseling. Default experience on these programs has been worse than non-"affordable housing" loans; however, Radian does not believe the ultimate claims will materially affect its financial results due to the relatively small amount of such business in Radian's insured book combined with higher premium rates and risk-sharing elements.

     Radian believes that the risk of claim on Non-Prime loans is significantly higher than that of prime loans. Non-Prime loans generally include Alternative A and A minus products and although higher premium rates and surcharges are charged in order to compensate for the additional risk, these products are relatively new and have never been insured in an adverse economic situation so there is no assurance that the premium rates are adequate or the loss performance will be at, or close to, expected levels.

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

INVESTMENT POLICY AND PORTFOLIO

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

     At December 31, 2000, the Company's investment portfolio had a carrying value of $1,750.5 million and a market value of $1,771.7 million, including $95.8 million of short-term investments. The Company's investment portfolio did not include any real estate or mortgage loans. The portfolio included 16 privately placed, investment-grade securities with an aggregate carrying value of $25.7 million. At December 31, 2000, 99.8% of the Company's investment portfolio (which excludes cash) consisted of cash equivalents and debt securities (including redeemable preferred stocks) which were rated investment grade.

     The Company's investment policies and strategies are subject to change depending upon regulatory, economic and market conditions and the then existing or anticipated financial condition and operating requirements, including the tax position, of the Company.

     The diversification of the Company's investment portfolio (other than short-term investments) at December 31, 2000 is shown in the table below:

                      INVESTMENT PORTFOLIO DIVERSIFICATION

                                                              DECEMBER 31, 2000
                                                     ------------------------------------
                                                     AMORTIZED       FAIR
                                                        COST        VALUE      PERCENT(1)
                                                     ----------   ----------   ----------
                                                         (IN THOUSANDS)
Fixed maturities held to maturity:
     U.S. government securities(2).................  $    8,765   $    9,393       1.9%
     State and municipal obligations(3)............     460,826      481,399      98.1
                                                     ----------   ----------     -----
          Total....................................  $  469,591   $  490,792     100.0%
                                                     ==========   ==========     =====
Fixed maturities available for sale:
     U.S. government securities(2).................  $   33,126   $   33,527       3.0%
     U.S. government agency securities(2)..........      59,200       60,031       5.4
     State and municipal obligations(3)............     822,501      848,048      75.7
     Corporate obligations(3)......................     152,052      157,115      14.0
     Redeemable preferred stocks(3)................      20,312       22,119       1.9
                                                     ----------   ----------     -----
          Total....................................  $1,087,191   $1,120,840     100.0%
                                                     ==========   ==========     =====
Equity securities available for sale:
     Equity securities.............................  $   58,877   $   64,202     100.0%
                                                     ==========   ==========     =====

---------------
(1) Percentage of amortized cost.

(2) Substantially all of these securities are backed by the full faith and credit of the U.S. government.

(3) Consists primarily of investment-grade securities.

     The following table shows the scheduled maturities of the securities held in the Company's investment portfolio at December 31, 2000:

                  INVESTMENT PORTFOLIO SCHEDULED MATURITY (1)

                                                                   DECEMBER 31, 2000
                                                              ---------------------------
                                                                 CARRYING
                                                                  VALUE           PERCENT
                                                              --------------      -------
                                                              (IN THOUSANDS)
Short-term investments......................................    $   95,824           5.5%
Less than one year..........................................        26,138           1.5
One to five years...........................................       248,773          14.2
Five to ten years...........................................       386,627          22.1
Over ten years..............................................       846,743          48.4
Mortgage-backed securities(2)...............................        60,031           3.4
Redeemable preferred stocks(3)..............................        22,119           1.2
Equity securities(3)........................................        64,202           3.7
                                                                ----------         -----
     Total..................................................    $1,750,457         100.0%
                                                                ==========         =====

---------------
(1) Actual maturities may differ as a result of calls prior to scheduled maturity.

(2) Substantially all of these securities are backed by the Government National Mortgage Association ("GNMA") or the Federal National Mortgage Association ("Fannie Mae").

(3) No stated maturity date.

     The following table shows the ratings by S&P of the Company's investment portfolio (other than short-term investments) as of December 31, 2000:

                       INVESTMENT PORTFOLIO BY S&P RATING

                                                                   DECEMBER 31, 2000
                                                              ---------------------------
                                                                 CARRYING
                         RATING(1)                                VALUE           PERCENT
                         ---------                            --------------      -------
                                                              (IN THOUSANDS)
Fixed maturities:
  U.S. government and agency securities.....................    $  102,323           6.2%
  AAA.......................................................       972,430          58.8
  AA........................................................       247,406          14.9
  A.........................................................        82,818           5.0
  BBB.......................................................        84,449           5.1
  BB and below and other(2).................................         3,366           0.2
  Not rated(3)..............................................        97,639           5.9
Equity securities...........................................        64,202           3.9
                                                                ----------         -----
          Total.............................................    $1,654,633         100.0%
                                                                ==========         =====

---------------
(1) As assigned by S&P as of December 31, 2000.

(2) Securities in this category have been rated non-investment grade by S&P as of December 31, 2000.

(3) Securities in this category have not been rated by S&P as of December 31, 2000 but have been rated investment grade as of December 31, 2000 by at least one other nationally recognized securities rating agency.

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

     Because the Company is an insurance holding company, Radian Guaranty and RIINC are Pennsylvania insurance companies, and Amerin Guaranty is an Illinois insurance company, the Pennsylvania and Illinois insurance laws regulate, among other things, certain transactions in the Company's common stock and certain transactions between Radian Guaranty, RIINC, Amerin Guaranty, the Company's other insurance subsidiaries, and their parent or affiliates. Specifically, no person may, directly or indirectly, offer to acquire or acquire "control" of the Company, or insurance subsidiaries, unless such person files a statement and other documents with the relevant state's Commissioner of Insurance and obtains such Commissioner's prior approval. The Commissioner may hold a public hearing on the matter. "Control" is presumed to exist if 10% or more of the Company or its insurance subsidiaries' voting securities are owned or controlled, directly or indirectly, by a person, although "control" may or may not be deemed to exist where a person owns or controls a lesser amount of securities. In addition, material transactions between the Company and its insurance subsidiaries and their parent or affiliates are subject to certain conditions, including that they be "fair and reasonable." These restrictions generally apply to all persons controlling or under common control with the Company or its insurance subsidiaries. Certain transactions between the Company's insurance subsidiaries and their parent or affiliates may not be entered into unless the relevant Commissioner of Insurance is given 30 days prior notification and does not disapprove the transaction during such 30-day period.

     Dividends. The ability of Radian Guaranty to pay dividends on its common stock is restricted by certain provisions of the insurance laws of the Commonwealth of Pennsylvania, its state of domicile. The insurance laws of Pennsylvania establish a test limiting the maximum amount of dividends which may be paid without prior approval by the Pennsylvania Insurance Commissioner. Under such test, Radian Guaranty may pay dividends during any 12-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders' surplus or (ii) the preceding year's statutory net income. In accordance with such restrictions, $198.0 million would be available for dividends in 2001. However, an amendment to the Pennsylvania statute requires that dividends and other distributions be paid out of an insurer's unassigned surplus. Because of the unique nature of the method of accounting for contingency reserves, Radian Guaranty has negative unassigned surplus. Thus, prior approval by the Pennsylvania Insurance Commissioner is required for Radian Guaranty to pay dividends or make other distributions so long as Radian Guaranty has negative unassigned surplus. The Pennsylvania Insurance Commissioner has approved all distributions by Radian Guaranty since the passage of this amendment and management has every expectation that the Insurance Department will continue to approve such distributions in the future, provided that the financial condition of Radian Guaranty does not materially change.

     The ability of Amerin Guaranty to pay dividends on its common stock is restricted by certain provisions of the insurance laws of the State of Illinois, its state of domicile. The insurance laws of Illinois establish a test limiting the maximum amount of dividends that may be paid from positive unassigned surplus by an insurer without prior approval by the Illinois Insurance Commissioner. Under such test, Amerin Guaranty may pay dividends during any 12-month period in an amount equal to the greater of (i) 10 percent of the preceding year-end statutory policyholders' surplus or (ii) the preceding year's statutory net income. In accordance with such restrictions, $58.0 million would be available for dividends in 2001 without prior regulatory approval, which represents the positive unassigned surplus of Amerin Guaranty at December 31, 2000.

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

     Radian Guaranty's current excess of loss reinsurance agreement prohibits the payment of any dividend that would have the effect of reducing the total of its statutory policyholders' surplus plus its contingency reserve below $85,000,000. As of December 31, 2000, Radian Guaranty had statutory policyholders' surplus of $171.6 million and a contingency reserve of $799.0 million, for a total of $970.6 million.

     Risk to Capital. A number of states and Freddie Mac limit a private mortgage insurer's risk in force to 25 times the total of the insurer's policyholders' surplus plus the statutory contingency reserve, commonly known as the "risk-to-capital" requirement. As of December 31, 2000, Radian's consolidated risk-to-capital ratio was 15.4 to 1, compared to 16.9 to 1 in 1999. The Cross Guaranty Agreement between Radian Guaranty and Amerin Guaranty makes it appropriate to look at risk-to-capital on a consolidated basis.

     Reserves. For statutory reporting, Radian is annually required to provide for additions to the contingency reserve in an amount equal to 50% of earned premiums. Such amounts cannot be withdrawn for a period of 10 years except under certain circumstances. The contingency reserve, designed to be a reserve against catastrophic losses, essentially restricts dividends and other distributions by Radian. Radian classifies the contingency reserve as a statutory liability. At December 31, 2000, Radian Guaranty had policyholders' surplus of $171.6 million and a contingency reserve of $799.0 million and Amerin Guaranty had policyholders' surplus of $284.8 million and a contingency reserve of $277.3 million.

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

     Federal Regulation

     RESPA. The origination or refinance of a federally regulated mortgage loan is a settlement service, and therefore subject to the Real Estate Settlement Practices Act of 1974, and the regulations promulgated thereunder (collectively, "RESPA"). In December 1992, regulations were issued which stated that mortgage insurance is also a settlement service, and therefore, that mortgage insurers are subject to the provisions of Section 8(a) of RESPA, which generally prohibits persons from accepting anything of value for referring real estate settlement services to any provider of such services. Although many states prohibit mortgage insurers from giving rebates, RESPA has been interpreted to cover many non-fee services as well. HUD's interest in pursuing violations of RESPA has increased awareness of both mortgage insurers and their customers of the possible sanctions of this law.

     Radian and all of its competitors have been sued in similar actions alleging violations of RESPA. The Company is contesting the action brought against it and believes its products and services comply with RESPA, as well as all other applicable laws and regulations. See "Item 3. Legal Proceedings" below for further details.

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

Other Direct Regulation

     Freddie Mac and Fannie Mae

     As the most significant purchasers and sellers of conventional mortgage loans and beneficiaries of private mortgage insurance, Freddie Mac and Fannie Mae impose requirements on private mortgage insurers so that they may be eligible to insure loans sold to such agencies. Freddie Mac's current eligibility requirements impose limitations on the type of risk insured, standards for the geographic and customer diversification of risk, procedures for claims handling, acceptable underwriting practices, standards for certain reinsurance cessions and financial requirements which generally mirror state insurance regulatory requirements. These requirements are subject to change from time to time. Fannie Mae also has eligibility requirements, although such requirements are not published. Radian Guaranty and Amerin Guaranty are approved mortgage insurers for both Freddie Mac and Fannie Mae.

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

     In January 1999, Fannie Mae announced a new program which allows for lower levels of required mortgage insurance coverage for low downpayment 30-year fixed rate loans approved through its Desktop Underwriter automated underwriting system. The insurance levels are similar to those required prior to 1995. Fannie Mae will replace some of the coverage with a layer of investor mortgage insurance coverage provided by at least two mortgage insurers, one of which will be Radian. Fannie Mae also announced that it intends to purchase additional insurance for certain eligible "Flex 97" and investor loans, and Radian has been selected to provide this coverage on a pilot basis. The Company does not believe that these developments will adversely affect the demand for or the profitability of mortgage insurance in the near future.

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

Employees

     At December 31, 2000, Radian had approximately 835 employees, of which approximately one-third were located at its Philadelphia headquarters facility. Radian's employees are not unionized and management considers employee relations to be very good.

ITEM 2.  PROPERTIES

     The Company leases approximately 59,000 square feet for its corporate headquarters in Philadelphia under leases which expire in 2003. In addition, it leases space for its Regional, Service Center and On-site offices throughout the United States comprising approximately 57,000 square feet with leases expiring between 2001 and 2003. With respect to all facilities, the Company believes it will be able to obtain satisfactory lease renewal terms.

     The Company believes its existing properties are well utilized and are suitable and adequate for its present circumstances.

     Radian maintains a mini-computer network from its corporate data center located in its headquarters building to support its data processing requirements for accounting, claims, marketing, risk management, underwriting and non-insurance operations. In 1997, Radian centralized all computer operations. All the service centers are linked to the home office in Philadelphia via a high speed frame-relay network. The centralized environment is based on the Business Recovery Server ("BRS") architecture. The BRS consists of two geographically dispersed, identical data centers. Each data center is currently running at 40% of capacity. Either data center is capable of supporting the entire company. The data centers are linked via a fiber-optic link allowing simultaneous data updates through disk shadowing. Each center is part of a separate power grid. This redundant configuration provides disaster tolerance and automatic back-up, resource sharing and fail-over. The Company believes that its data processing systems are adequate to support its current needs and have the capacity to support a greater volume of insurance business.

ITEM 3.  LEGAL PROCEEDINGS

     In December 2000, a complaint seeking class action status on behalf of a nationwide class of home mortgage borrowers was filed against Radian in the United States District Court for the Middle District of North Carolina (Greensboro Division). The complaint alleges that Radian violated Section 8 of the Real Estate Settlement Procedures Act ("RESPA") which generally prohibits the giving of any fee, kickback or thing of value pursuant to any agreement or understanding that real estate settlement services will be referred. The complaint asserts that the pricing of pool insurance, captive reinsurance, contract underwriting, performance notes and other, unidentified "structured transactions," should be interpreted as imputed kickbacks made in exchange for the referral of primary mortgage insurance business, which, according to the complaint, is a settlement service under RESPA. The complaint seeks injunctive relief and damages of three times the amount of any mortgage insurance premiums paid by persons who were referred to Radian pursuant to the alleged agreement or understanding. The plaintiffs in the lawsuit are represented by the same group of plaintiffs' lawyers who last year filed similar lawsuits against other providers of primary mortgage insurance in federal court in Georgia. The Georgia court dismissed those lawsuits for failure to state a claim. Three of those lawsuits were settled prior to appeal; two are currently on appeal. Radian has responded to the complaint by filing a motion to dismiss. Because this case is at a very early stage, it is not possible to evaluate the likelihood of an unfavorable outcome or to estimate the amount or range of potential loss.

     In addition to the above, the Company is involved in certain litigation arising in the normal course of its business. The Company is contesting the allegations in each other such pending action and believes, based on current knowledge and after consultation with counsel, that the outcome of such litigation will not have a material adverse effect on the Company's consolidated financial position and results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of 2000 to a vote of holders of the Company's common stock.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Information with respect to this item is included on page 44 of the Company's 2000 Annual Report to Stockholders under the caption "Common Stock" and is hereby incorporated by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     The information set forth in the tables on page 16 of the Company's 2000 Annual Report to Stockholders under the caption "Selected Financial and Statistical Data" is hereby incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information set forth on pages 36 through 42 in the Company's 2000 Annual Report to Stockholders under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" is hereby incorporated by reference.

ITEM 7A.  QUANTITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The information set forth on page 42 in the Company's 2000 Annual Report to Stockholders under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Quantitative and Qualitative Disclosures about Market Risk" is hereby incorporated by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated statements of income, of changes in common stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000, and the related consolidated balance sheets of the Company as of December 31, 2000 and 1999, together with the related notes thereto and the independent auditors' report, as well as the unaudited quarterly financial data, all set forth on pages 17 through 35 of the Company's 2000 Annual Report to Stockholders, are hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information on the directors and executive officers of the Registrant is included in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders, and is hereby incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     This information is included in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders, and is hereby incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     This information is included in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders, and is hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     This information is included in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders, and is hereby incorporated by reference.

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

     (b) Reports on Form 8-K.

     On November 14, 2000, the Company filed a Report on Form 8-K in which the Company, a wholly owned subsidiary of the Company, GOLD Acquisition Corporation, and Enhance Financial Services Group Inc. ("Enhance Financial"), entered into an Agreement and Plan of Merger dated as of November 13, 2000, pursuant to which, upon consummation of the merger, each outstanding share of common stock of Enhance Financial will be converted into 0.22 shares of common stock of the Company.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES
                             (ITEMS 14(A) 1 AND 2)

                                                                       PAGE
                                                              ----------------------
                                                                          ANNUAL
                                                               FORM      REPORT TO
                                                               10-K    STOCKHOLDERS*
                                                              -------  -------------
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated balance sheets at December 31, 2000 and 1999...    --          17
Consolidated statements of income for each of the three
  years in the period ended December 31, 2000...............    --          18
Consolidated statements of changes in common stockholders'
  equity for each of the three years in the period ended
  December 31, 2000.........................................    --          19
Consolidated statements of cash flows for each of the three
  years in the period ended December 31, 2000...............    --          20
Notes to consolidated financial statements..................    --         21-34
Independent auditors' report................................    --          35
FINANCIAL STATEMENT SCHEDULES
Independent auditors' report on financial statement
  schedules.................................................    F-1         --
Schedule I -- Summary of investments -- other than
              investments in related parties (December 31,
              2000).........................................    F-2         --
Schedule III -- Condensed financial information of
                Registrant (December 31, 2000)..............  F-3-F-7       --
Schedule VI -- Reinsurance (December 31, 2000)..............    F-8         --

     All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements and notes thereto.

                               INDEX TO EXHIBITS
                                 (ITEM 14(A) 3)

EXHIBIT
NUMBER   EXHIBIT
-------  -------
     2.1  --      Agreement and Plan of Merger dated as of November 22, 1998 between Registrant and Amerin Corporation. (13) (15)
                  (Exhibit 2.1)
    *2.2  --      Stock Purchase Agreement dated as of October 27, 2000 by and among Registrant, ExpressClose.com, Inc. and The Founding
                  Stockholders of ExpressClose.com, Inc.
     2.3  --      Agreement and Plan of Merger dated as of November 13, 2000 by and among Registrant, GOLD Acquisition Corporation, and
                  Enhance Financial Services Group Inc. (14) (17) (Exhibit
                  2.1)
     2.4  --      Shareholder Support Agreement by and among Registrant and
                  Daniel Gross, dated as of November 18, 2000. (17) (Exhibit
                  2.2)
     2.5  --      Shareholder Support Agreement by and among Registrant and
                  Wallace O. Sellers, dated as of November 18, 2000. (17)
                  (Exhibit 2.3)
     2.6  --      Shareholder Support Agreement by and among Registrant and
                  Allan R. Tessler, dated as of November 18, 2000. (17)
                  (Exhibit 2.4)
     3.1  --      Second Amended and Restated Certificate of Incorporation of
                  the Registrant. (16) (Appendix II)
     3.2  --      Amended and restated by-laws of the Registrant. (15)
                  (Exhibit 3.2)
     4.1  --      Specimen certificate for Common Stock. (9)
     4.2  --      Certificate of Designations relating to $4.125 Preferred
                  Stock of the Company. (2)(Exhibit 4.2)
     4.3  --      Specimen certificate for $4.125 Preferred Stock of the
                  Company. (1)(Exhibit 4.3)
     4.4  --      Standstill and Voting Agreement dated October 27, 1992
                  between the Company and Reliance Group Holdings, Inc.
                  (2)(Exhibit 4.4)
     4.5  --      Amended and Restated Shareholders Rights Agreement. (13)
                  (15) (Exhibit 4.4)
    10.1  --      Tax Indemnification Agreement dated October 28, 1992 among the Company, Commonwealth Land Title Insurance Company,
                  Reliance Insurance Company and Reliance Group Holdings, Inc.
                  (2)(Exhibit 10.3)
    10.2  --      Tax Allocation Agreement dated as of April 1, 1992, among
                  Reliance Insurance Company and certain of its subsidiaries, including Commonwealth Mortgage Assurance Company.
                  (1)(Exhibit 10.4)
    10.3  --      Form of Change of Control Agreement dated January 25, 1995, between the Company and each of Frank P. Filipps, Paul F.
                  Fischer and C. Robert Quint, (5) (11) (Exhibit 10.6)
    10.4  --      Change of Control Agreement dated October 30, 1997, between the Company and Howard S. Yaruss. (7) (11) (Exhibit 10.7)
    10.5  --      Change of Control Agreement dated February 6, 1998, between the Company and Scott Stevens. (8) (11) (Exhibit 10.5)
    10.6  --      Change of Control Agreement dated June 9, 1999, between the
                  Company and Andrew Luczakowsky. (9) (11) (Exhibit 10.6)
    10.7  --      Change of Control Agreement dated March 12, 1999, between
                  the Company and Roy J. Kasmar. (11) (15) (Exhibit 10.40)
   *10.8  --      Change of Control Agreement dated July 19, 2000, between the
                  Company and Bruce Van Fleet. (11)
    10.9  --      Employment Agreement dated March 12, 1999, between the
                  Company and Roy J. Kasmar. (11) (15) (Exhibit 10.39)
    10.10  --     CMAC Investment Corporation Pension Plan. (2)(12)(Exhibit
                  10.8)
    10.11  --     CMAC Investment Corporation Savings Incentive Plan, as
                  amended and restated through January 1, 1994. (5) (12)
                  (Exhibit 10.9)
    10.12  --     CMAC Investment Corporation 1992 Stock Option Plan as
                  amended as of January 1, 1995. (5) (12) (Exhibit 10.10)

EXHIBIT
NUMBER   EXHIBIT
-------  -------
    10.13  --     Amended and restated CMAC Investment Corporation Equity
                  Compensation Plan. (8) (11) (Exhibit 10.9) (16) (Appendix V)
    10.14  --     Radian Deferred Compensation Plan. (11) (9) (Exhibit 10.13)
    10.15  --     Purchase Agreement dated October 29, 1992 between the
                  Company and Commonwealth Land Title Insurance Company
                  regarding $4.125 Preferred Stock. (2)(Exhibit 10.14)
    10.16  --     Registration Rights Agreement dated October 27, 1992 between the Company and Commonwealth Land Title Insurance Company.
                  (2)(Exhibit 10.15)
    10.17  --     Form of Commonwealth Mortgage Assurance Company Master
                  Policy. (1)(Exhibit 10.16)
    10.18  --     Risk-to-Capital Ratio Maintenance Agreement between the
                  Company and Commonwealth Mortgage Assurance Company
                  regarding matters relating to Moody's financial strength
                  rating as amended through October 22, 1993. (3) (Exhibit
                  10.15)
    10.19  --     Reserve Account Agreement dated August 14, 1992, between the
                  Company and Commonwealth Mortgage Assurance Company
                  regarding $4.125 Preferred Stock.(1)(Exhibit 10.18)
    10.20  --     First Layer Binder of Reinsurance, effective March 1, 1992, among Commonwealth Mortgage Assurance Company, Commonwealth
                  Mortgage Assurance Company of Arizona, and AXA Reinsurance
                  SA. (1) (Exhibit 10.19)
    10.21  --     Capital Mortgage Reinsurance Company Variable Quota Share
                  Reinsurance Agreement, effective January 1, 1994, between
                  Commonwealth Mortgage Assurance Company and its affiliates and Capital Mortgage Reinsurance Company.(4) (Exhibit 10.19)
    10.22  --     Capital Reinsurance Company Reinsurance Agreement, effective
                  January 1, 1994, between Commonwealth Mortgage Assurance
                  Company and Capital Reinsurance Company. (4) (Exhibit 10.20)
    10.23  --     Capital Mortgage Reinsurance Company Variable Quota Share
                  Reinsurance Agreement, effective January 1, 1995, between
                  Commonwealth Mortgage Assurance Company and its affiliates and Capital Mortgage Reinsurance Company. (5)(Exhibit 10.20)
    10.24  --     Capital Mortgage Reinsurance Company Variable Quota Share
                  Reinsurance Agreement, effective January 1, 1996, between
                  Commonwealth Mortgage Assurance Company and its affiliates and Capital Mortgage Reinsurance Company. (6)(Exhibit 10.21)
    10.25  --     Capital Mortgage Reinsurance Company Variable Quota Share
                  Reinsurance Agreement, effective January 1, 1997, between
                  Commonwealth Mortgage Assurance Company and its affiliates and Capital Mortgage Reinsurance Company. (7) (Exhibit
                  10.22)
    10.26  --     Amended form of Commonwealth Mortgage Assurance Company
                  Master Policy, effective June 1, 1995. (4)(Exhibit 10.22)
    10.27  --     CMAC Investment Corporation 1997 Employee Stock Purchase
                  Plan. (10)
    10.28  --     Amended and Restated Amerin Corporation 1992 Long-Term
                  Incentive Plan. (15) (Exhibit 10.33)
   *21.1  --      Revised Subsidiaries of the Company.
   *23.1  --      Consent of Deloitte & Touche LLP.
   *23.2  --      Consent of Ernst & Young LLP.
   *99    --      Report of Ernst & Young LLP, Independent Auditors.

---------------
  *  Filed herewith.

 (1) Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit in the Registrant's Registration Statement on Form S-1 filed August 24, 1992 and amendments thereto (File No. 33-51188).

 (2) Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.

 (3) Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

 (4) Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

 (5) Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

 (6) Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

 (7) Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

 (8) Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

 (9) Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, and any amendments thereto.

(10) Incorporated by reference filed in the Registrant's Registration Statement on Form S-8 filed November 19, 1997 (File No. 333-40623).

(11) Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.

(12) Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit in the Registrants' Report on Form 8-K filed May 1, 1998.

(13) Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit in the Registrants' Report on Form 8-K filed November 25, 1998.

(14) Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit in the Registrants' Report on Form 8-K filed November 14, 2000.

(15) Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit in the Registrants' Registration Statement on Form S-4 filed May 6, 1999 (File No. 333-77957).

(16) Incorporated by reference to the appendix identified in parentheses, filed as an appendix to the DEF 14A filed May 11, 1999.

(17) Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit in the Registrants' Registration Statement on Form S-4 filed December 27, 2000 and any amendment thereto (File No. 333-52762).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 2, 2001.

                                          Radian Group Inc.

                                          By:     /s/ FRANK P. FILIPPS
                                            ------------------------------------
                                            Frank P. Filipps
                                            (principal executive officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 2, 2001 by the following persons on behalf of the registrant and in the capacities indicated.

                          NAME                                               TITLE
                          ----                                               -----

                  /s/ FRANK P. FILIPPS                    Chairman of the Board, Chief Executive
--------------------------------------------------------  Officer and Director
                    Frank P. Filipps

                   /s/ ROY J. KASMAR                      President, Chief Operating Officer and
--------------------------------------------------------  Director
                     Roy J. Kasmar

                  /s/ C. ROBERT QUINT                     Executive Vice President, Chief Financial
--------------------------------------------------------  Officer (principal accounting officer)
                    C. Robert Quint

                  /s/ HOWARD S. YARUSS                    Senior Vice President, Secretary & General
--------------------------------------------------------  Counsel
                    Howard S. Yaruss

                   /s/ HERBERT WENDER                     Lead Director
--------------------------------------------------------
                     Herbert Wender

                  /s/ DAVID C. CARNEY                     Director
--------------------------------------------------------
                    David C. Carney

                  /s/ HOWARD B. CULANG                    Director
--------------------------------------------------------
                    Howard B. Culang

            /s/ CLAIRE M. FAGIN, PH.D., R.N.              Director
--------------------------------------------------------
              Claire M. Fagin, Ph.D., R.N.

                 /s/ ROSEMARIE B. GRECO                   Director
--------------------------------------------------------
                   Rosemarie B. Greco

                 /s/ STEPHEN T. HOPKINS                   Director
--------------------------------------------------------
                   Stephen T. Hopkins

                 /s/ JAMES W. JENNINGS                    Director
--------------------------------------------------------
                   James W. Jennings

                  /s/ JAMES C. MILLER                     Director
--------------------------------------------------------
                    James C. Miller

                  /s/ RONALD W. MOORE                     Director
--------------------------------------------------------
                    Ronald W. Moore

                          NAME                                               TITLE
                          ----                                               -----

                 /s/ ROBERT W. RICHARDS                   Director
--------------------------------------------------------
                   Robert W. Richards

                /s/ ANTHONY W. SCHWEIGER                  Director
--------------------------------------------------------
                  Anthony W. Schweiger

                  /s/ LARRY E. SWEDROE                    Director
--------------------------------------------------------
                    Larry E. Swedroe

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Radian Group Inc.
Philadelphia, Pennsylvania

     We have audited the consolidated financial statements of Radian Group Inc. and subsidiaries (the "Company") as of December 31, 2000 and 1999, and for each of the three years in the period ended December 31, 2000, and have issued our report thereon dated March 2, 2001, which makes reference to the report of other auditors; such consolidated financial statements and report are included in your 2000 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedules of Radian Group Inc. and subsidiaries, listed in Item 14. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, based on our audits and the report of other auditors, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
------------------------------------
Deloitte & Touche LLP

Philadelphia, Pennsylvania
March 2, 2001

                               RADIAN GROUP INC.

                                   SCHEDULE I
      SUMMARY OF INVESTMENTS -- OTHER THAN INVESTMENTS IN RELATED PARTIES
                               DECEMBER 31, 2000

                                                                                       AMOUNT
                                                                                      AT WHICH
                                                                                      SHOWN ON
                                                           AMORTIZED       FAIR      THE BALANCE
                   TYPE OF INVESTMENT                         COST        VALUE         SHEET
                   ------------------                      ----------   ----------   -----------
                                                                      (IN THOUSANDS)
Fixed Maturities:
     Bonds:
          U.S. government and government agencies and
            authorities..................................  $  101,091   $  102,951   $  102,323
          State and municipal obligations................   1,283,327    1,329,447    1,308,874
          Corporate obligations..........................     152,052      157,115      157,115
     Redeemable preferred stocks.........................      20,312       22,119       22,119
                                                           ----------   ----------   ----------
Total fixed maturities...................................   1,556,782    1,611,632    1,590,431
Equity securities........................................      58,877       64,202       64,202
Short-term investments...................................      95,824       95,824       95,824
                                                           ----------   ----------   ----------
Total investments other than investments in related
  parties................................................  $1,711,483   $1,771,658   $1,750,457
                                                           ==========   ==========   ==========

                               RADIAN GROUP INC.

         SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            CONDENSED BALANCE SHEETS
                              PARENT COMPANY ONLY

                                                                    DECEMBER 31
                                                              -----------------------
                                                                 2000         1999
     (in thousands, except share and per-share amounts)       ----------   ----------
ASSETS
Investments
     Fixed maturities held to maturity -- at amortized cost
      (fair value $10,160 and $10,141)......................  $    9,808   $    9,781
     Fixed maturities available for sale -- at fair value
      (amortized cost $391
       and $391)............................................         407          378
     Short-term investments.................................       4,724          705
Cash........................................................          21          106
Investment in subsidiaries, at equity in net assets.........   1,401,026    1,091,306
Federal income taxes........................................          --          268
Other assets................................................         427          876
                                                              ----------   ----------
                                                              $1,416,413   $1,103,420
                                                              ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable -- affiliates..............................  $    2,183   $      927
Accounts payable -- other...................................       1,742        1,337
Notes payable...............................................       6,684        3,487
Federal income taxes........................................       3,194           --
Other liabilities...........................................         413          413
                                                              ----------   ----------
                                                                  14,216        6,164
                                                              ----------   ----------
Redeemable preferred stock, par value $.001 per share;
  800,000 shares issued and outstanding -- at redemption
  value.....................................................      40,000       40,000
                                                              ----------   ----------
Common stockholders' equity
     Common stock, par value $.001 per share; 80,000,000
      shares authorized; 37,907,777 and 37,307,504 shares,
      respectively, issued and outstanding..................          38           37
     Treasury stock; 38,006 shares redeemed.................      (2,159)          --
     Additional paid-in capital.............................     549,154      524,408
     Retained earnings......................................     789,831      548,684
     Accumulated other comprehensive income (loss)..........      25,333      (15,873)
                                                              ----------   ----------
                                                               1,362,197    1,057,256
                                                              ----------   ----------
                                                              $1,416,413   $1,103,420
                                                              ==========   ==========

                            See supplementary notes.

                               RADIAN GROUP INC.

         SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         CONDENSED STATEMENTS OF INCOME
                              PARENT COMPANY ONLY

                                                                  YEAR ENDED DECEMBER 31
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Revenues
     Equity in undistributed net income of subsidiaries.....  $251,161   $160,584   $140,291
     Dividends received from subsidiaries...................     6,000         --      4,000
     Net investment income..................................        83        200        669
     Gain on sales of investments, net......................        --         --          7
                                                              --------   --------   --------
                                                               257,244    160,784    144,967
                                                              --------   --------   --------
Expenses
     Operating expenses.....................................     6,455      2,241      3,691
     Merger expenses........................................        --     12,812         --
                                                              --------   --------   --------
                                                                 6,455     15,053      3,691
                                                              --------   --------   --------
Pretax income...............................................   250,789    145,731    141,276
Income tax (expense) benefit................................    (1,851)     2,407        961
                                                              --------   --------   --------
Net income..................................................  $248,938   $148,138   $142,237
                                                              ========   ========   ========

                            See supplementary notes.

                               RADIAN GROUP INC.

         SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       CONDENSED STATEMENTS OF CASH FLOWS
                              PARENT COMPANY ONLY

                                                                  YEAR ENDED DECEMBER 31
                                                             ---------------------------------
                                                               2000        1999        1998
                                                             ---------   ---------   ---------
                                                                      (IN THOUSANDS)
Cash flows from operating activities
     Net income............................................  $ 248,938   $ 148,138   $ 142,237
     Adjustments to reconcile net income to net cash
       provided by operating activities
          Equity in undistributed net income of
            subsidiaries...................................   (251,161)   (160,584)   (140,291)
          Increase (decrease) in federal income taxes......      3,462      (3,645)     (1,910)
          Increase in notes payable........................      3,197       1,444       2,009
          Net change in other assets, accounts payable and
            other liabilities..............................      2,110       1,589         (76)
                                                             ---------   ---------   ---------
Net cash provided by (used in) operating activities........      6,546      (5,768)      1,969
                                                             ---------   ---------   ---------
Cash flows from investing activities
     Proceeds from sales of fixed maturity investments
       available for sale..................................         --          --       1,600
     Purchases of fixed maturity investments available for
       sale................................................         --          --      (1,205)
     Purchases of short-term investments--net..............     (4,019)       (530)       (140)
     Other.................................................        (27)        (16)        (23)
                                                             ---------   ---------   ---------
Net cash (used in) provided by investing activities........     (4,046)       (546)        232
                                                             ---------   ---------   ---------
Cash flows from financing activities
     Dividends paid........................................     (7,791)     (6,860)     (6,019)
     Capital contribution..................................    (11,067)     (2,593)     (1,759)
     Redemption of treasury stock..........................     (2,159)         --          --
     Proceeds from issuance of common stock................     18,432      13,488       7,882
                                                             ---------   ---------   ---------
Net cash (used in) provided by financing activities........     (2,585)      4,035        (104)
                                                             ---------   ---------   ---------
(Decrease) increase in cash................................        (85)     (2,279)      2,305
Cash, beginning of year....................................        106       2,385          80
                                                             ---------   ---------   ---------
Cash, end of year..........................................  $      21   $     106   $   2,385
                                                             =========   =========   =========

                            See supplementary notes.

                               RADIAN GROUP INC.

          SCHEDULE III--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              PARENT COMPANY ONLY
                              SUPPLEMENTARY NOTES

NOTE A

     The accompanying Parent Company financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements appearing on pages 17 through 34 of the Radian Group Inc. 2000 Annual Report to Stockholders.

NOTE B

     On November 9, 2000, Radian Group Inc. (the "Company") completed the acquisition of ExpressClose.com, Inc. ("ExpressClose"), an Internet-based settlement company that provides real estate information products and services to the first and second mortgage industry, for approximately $8.0 million of cash, shares of the Company's common stock, options to purchase shares of the Company's common stock and other consideration. The acquisition was treated as a purchase for accounting purposes, and accordingly, the assets and liabilities were recorded based on their fair values at the date of acquisition. The excess of purchase price over fair value of net assets acquired of $7.4 million was allocated to goodwill and will be amortized over 20 years. The results of ExpressClose's operations have been included in the Company's financial statements for the period from November 10, 2000 through December 31, 2000. The cash component of the acquisition was financed using the Company's cash flow from operations.

     The purchase price of ExpressClose reflects the issuance of 30,000 shares of the Company's common stock at $65.813 per share which was the closing price of the Company's common stock on the date of the acquisition. Under the terms of the merger agreement, the Company has also issued 20,001 options to purchase the common stock of the Company. The value of the option grant was based on a Black-Scholes valuation model assuming an average life of 7.0 years, a risk-free interest rate of 6.75%, volatility of 39.3% and a dividend yield of 0.18%.

     On November 22, 1998, the board of directors of CMAC Investment Corporation ("CMAC") and the board of directors of Amerin Corporation ("Amerin") each approved an Agreement and Plan of Merger pursuant to which CMAC and Amerin merged. The merger closed on June 9, 1999 after approval by the stockholders of both companies, at which time the name of the merged company was changed to Radian Group Inc. At the same time, the name of the Company's main operating subsidiary, Commonwealth Mortgage Assurance Company, was changed to Radian Guaranty Inc. ("Radian Guaranty"), while the main operating subsidiary of Amerin, Amerin Guaranty Corporation ("Amerin Guaranty"), retained its name. As a result of the merger, Amerin stockholders received 0.5333 shares (14,168,635 shares were issued) of CMAC common stock in a tax-free exchange for each share of Amerin common stock that they owned. CMAC stockholders continued to own their existing shares after the merger. The merger transaction was accounted for on a pooling of interests basis and, therefore, all financial statements presented reflect the combined entity.

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

          SCHEDULE III--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              PARENT COMPANY ONLY
                       SUPPLEMENTARY NOTES -- (CONTINUED)

accordance with such restrictions, $197,979,000 would be available for dividends in 2001. However, an amendment to the Pennsylvania statute requires that dividends and other distributions be paid out of an insurer's unassigned surplus. Because of the unique nature of the method of accounting for contingency reserves, Radian Guaranty has negative unassigned surplus. Thus, prior approval by the Pennsylvania Insurance Commissioner is required for Radian Guaranty to pay dividends or make other distributions so long as Radian Guaranty has negative unassigned surplus. The Pennsylvania Insurance Commissioner has approved all distributions by Radian Guaranty since the passage of this amendment and management has every expectation that the Commissioner of Insurance will continue to approve such distributions in the future, provided that the financial condition of Radian Guaranty does not materially change.

     The ability of Amerin Guaranty to pay dividends on its common stock is restricted by certain provisions of the insurance laws of the State of Illinois, its state of domicile. The insurance laws of Illinois establish a test limiting the maximum amount of dividends that may be paid from positive unassigned surplus by an insurer without prior approval by the Illinois Insurance Commissioner. Under such test, Amerin Guaranty may pay dividends during any 12-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders' surplus or (ii) the preceding year's statutory net income. In accordance with such restrictions, $58,036,000 would be available for dividends in 2001 without prior regulatory approval, which represents the positive unassigned surplus of Amerin Guaranty at December 31, 2000.

     Radian Guaranty's current excess of loss reinsurance arrangement prohibits the payment of any dividend which would have the effect of reducing the total of its statutory policyholders' surplus plus its contingency reserve below $85,000,000. As of December 31, 2000, Radian Guaranty had statutory policyholders' surplus of $171,644,000 and a contingency reserve of $798,954,000, for a total of $970,598,000.

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

NOTE C

     In the first quarter of 2001, the Company completed the previously announced agreement to acquire Enhance Financial Services Group Inc. ("Enhance") through the merger of a subsidiary of the Company with and into Enhance. As a result of the merger, Enhance stockholders received 0.22 shares (8,464,968 shares were issued) of the Company's common stock for each share of Enhance common stock that they owned in a tax-free exchange. The Company's stockholders continued to own their existing shares after the merger. The acquisition will be accounted for under the purchase method of accounting.

     In conjunction with the merger, the Company guaranteed payment of up to $12.5 million of a $25.0 million revolving credit facility issued to Sherman Financial Group LLC, a 45.5% owned affiliate of Enhance ("Sherman"), on a pari passu basis with the $12.5 million guaranty of another 45.5% owner of Sherman. There were no drawdowns on this line of credit as of December 31, 2000 and therefore, the Company had no liability under the guaranty.

                               RADIAN GROUP INC.

                            SCHEDULE VI--REINSURANCE
                       MORTGAGE INSURANCE PREMIUMS EARNED
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                    ASSUMED               PERCENTAGE
                                                       CEDED TO      FROM                 OF AMOUNT
                                             GROSS       OTHER       OTHER       NET       ASSUMED
                                             AMOUNT    COMPANIES   COMPANIES    AMOUNT      TO NET
                                            --------   ---------   ---------   --------   ----------
                                                                 (IN THOUSANDS)
2000......................................  $570,425    $49,634      $ 80      $520,871      0.02%
                                            ========    =======      ====      ========
1999......................................  $517,364    $44,816      $ 87      $472,635      0.02%
                                            ========    =======      ====      ========
1998......................................  $448,668    $43,545      $129      $405,252      0.03%
                                            ========    =======      ====      ========

           This document has been printed entirely on recycled paper.

                               RADIAN GROUP INC.
                   SELECTED FINANCIAL AND STATISTICAL DATA(1)

(IN MILLIONS, EXCEPT PER-SHARE AMOUNTS AND RATIOS)    2000       1999       1998       1997       1996
--------------------------------------------------  --------   --------   --------   --------   --------
CONSOLIDATED STATEMENT OF INCOME
Premiums earned................................     $  520.9   $  472.6   $  405.3   $  330.0   $  250.3
Net investment income..........................         82.9       67.3       59.9       52.4       46.9
Total revenues.................................        615.4      552.8      483.6      390.0      302.0
Provision for losses...........................        154.3      174.1      166.4      147.4      112.6
Policy acquisition costs and other operating
  expenses.....................................        108.6      121.4      118.2       83.4       67.2
Merger expenses................................           --       37.8        1.1         --         --
Pretax income..................................        352.5      219.5      197.9      159.2      122.2
Net income.....................................        248.9      148.1      142.2      115.7       90.5
Net income per share(2)(3).....................     $   6.44   $   3.83   $   3.67   $   2.99   $   2.35
Average shares outstanding(2)(3)...............         38.1       37.9       37.8       37.5       37.2

CONSOLIDATED BALANCE SHEET
Assets.........................................     $2,272.8   $1,776.7   $1,513.4   $1,222.7   $1,015.0
Investments....................................      1,750.5    1,388.7    1,175.5      974.7      842.0
Unearned premiums..............................         77.2       54.9       75.5       72.7       73.9
Reserve for losses.............................        390.0      335.6      245.1      179.9      126.9
Redeemable preferred stock.....................         40.0       40.0       40.0       40.0       40.0
Common stockholders' equity....................      1,362.2    1,057.3      932.2      780.1      657.0
Book value per share(3)........................     $  35.93   $  28.34   $  25.30   $  21.38   $  18.10

STATUTORY RATIOS
Loss ratio.....................................         30.5%      37.6%      42.0%      46.1%      46.7%
Expense ratio..................................         17.9       24.2(4)     24.6      22.5       24.5
                                                    --------   --------   --------   --------   --------
Combined ratio.................................         48.4%      61.8%      66.6%      68.6%      71.2%

OTHER STATUTORY DATA
New primary insurance written..................     $ 24,934   $ 33,256   $ 37,067   $ 21,481   $ 20,018
Direct primary insurance in force..............      100,859     97,089     83,178     67,294     54,215
Direct primary risk in force...................       24,622     22,901     19,840     15,158     12,023
Direct pool risk in force......................        1,388      1,361        993        601        342
Other risk in force............................          211         --         --         --         --

---------------
(1) Effective June 9, 1999, Radian Group Inc. was formed by the merger of CMAC Investment Corporation and Amerin Corporation pursuant to an Agreement and Plan of Merger dated November 22, 1998. The transaction was accounted for on a pooling of interests basis and, therefore, all financial statements presented reflect the combined entity. See note 1 of Notes to Consolidated Financial Statements set forth on page 21 herein.

(2) Diluted net income per share and average share information per Statement of Financial Accounting Standards No. 128, "Earnings Per Share." See note 1 of Notes to Consolidated Financial Statements set forth on page 23 herein.

(3) All share and per-share data for prior periods have been restated to reflect a 2-for-1 stock split in 1996.

(4) Expense ratio calculated net of merger expenses of $21.8 million recognized by statutory companies.

                               RADIAN GROUP INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31
                                                              -----------------------
     (IN THOUSANDS, EXCEPT SHARE AND PER-SHARE AMOUNTS)          2000         1999
     --------------------------------------------------       ----------   ----------
ASSETS
Investments
  Fixed maturities held to maturity -- at amortized cost
     (fair value $490,792 and $475,257).....................  $  469,591   $  468,549
  Fixed maturities available for sale -- at fair value
     (amortized cost $1,087,191 and $839,845)...............   1,120,840      804,776
Equity securities -- at fair value (cost $58,877 and
  $47,719)..................................................      64,202       58,378
Short-term investments......................................      95,824       56,974
Cash........................................................       2,424        7,507
Deferred policy acquisition costs...........................      70,049       61,680
Prepaid federal income taxes................................     270,250      204,701
Provisional losses recoverable..............................      43,740       40,065
Other assets................................................     135,891       74,082
                                                              ----------   ----------
                                                              $2,272,811   $1,776,712
                                                              ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Unearned premiums...........................................  $   77,241   $   54,925
Reserve for losses..........................................     390,021      335,584
Deferred federal income taxes...............................     291,294      206,168
Accounts payable and accrued expenses.......................     112,058       82,779
                                                              ----------   ----------
                                                                 870,614      679,456
                                                              ----------   ----------
Redeemable preferred stock, par value $.001 per share;
  800,000 shares issued and outstanding -- at redemption
  value.....................................................      40,000       40,000
                                                              ----------   ----------
COMMITMENTS AND CONTINGENCIES
Common stockholders' equity
  Common stock, par value $.001 per share; 80,000,000 shares authorized; 37,907,777 and 37,307,504 shares,
     respectively, issued and outstanding...................          38           37
  Treasury stock; 38,006 shares redeemed....................      (2,159)          --
  Additional paid-in capital................................     549,154      524,408
  Retained earnings.........................................     789,831      548,684
  Accumulated other comprehensive income (loss).............      25,333      (15,873)
                                                              ----------   ----------
                                                               1,362,197    1,057,256
                                                              ----------   ----------
                                                              $2,272,811   $1,776,712
                                                              ==========   ==========

                 See notes to consolidated financial statements

                               RADIAN GROUP, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                  YEAR ENDED DECEMBER 31
                                                              ------------------------------
          (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)              2000       1999       1998
          ----------------------------------------            --------   --------   --------
REVENUES
  Net premiums written......................................  $544,272   $451,817   $406,467
  (Increase) decrease in unearned premiums..................   (23,401)    20,818     (1,215)
                                                              --------   --------   --------
  Premiums earned...........................................   520,871    472,635    405,252
  Net investment income.....................................    82,946     67,259     59,862
  Gain on sales of investments, net.........................     4,179      1,568      3,156
  Other income..............................................     7,438     11,349     15,317
                                                              --------   --------   --------
                                                               615,434    552,811    483,587
                                                              --------   --------   --------
EXPENSES
  Provision for losses......................................   154,326    174,143    166,377
  Policy acquisition costs..................................    51,471     58,777     58,479
  Other operating expenses..................................    57,167     62,659     59,720
  Merger expenses...........................................        --     37,766      1,098
                                                              --------   --------   --------
                                                               262,964    333,345    285,674
                                                              --------   --------   --------
Pretax income...............................................   352,470    219,466    197,913
Provision for income taxes..................................  (103,532)   (71,328)   (55,676)
                                                              --------   --------   --------
Net income..................................................   248,938    148,138    142,237
Dividends to preferred stockholder..........................     3,300      3,300      3,300
                                                              --------   --------   --------
Net income available to common stockholders.................  $245,638   $144,838   $138,937
                                                              ========   ========   ========
Basic net income per share..................................  $   6.53   $   3.92   $   3.78
                                                              ========   ========   ========
Diluted net income per share................................  $   6.44   $   3.83   $   3.67
                                                              ========   ========   ========

                 See notes to consolidated financial statements

                               RADIAN GROUP, INC.

       CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS' EQUITY

                                                                                    ACCUMULATED
                                                                                       OTHER
                                                           ADDITIONAL              COMPREHENSIVE
                                       COMMON   TREASURY    PAID-IN     RETAINED      INCOME
           (IN THOUSANDS)              STOCK     STOCK      CAPITAL     EARNINGS      (LOSS)         TOTAL
           --------------              ------   --------   ----------   --------   -------------   ----------
BALANCE, JANUARY 1, 1998.............   $36     $    --     $496,736    $271,188      $12,138      $  780,098
Comprehensive income:
  Net income.........................    --          --           --     142,237           --         142,237
  Unrealized holding gains arising
    during period, net of tax of
    $3,914...........................    --          --           --          --        7,270
  Less: Reclassification adjustment
    for net gains included in net
    income, net of tax of $1,041.....    --          --           --          --       (1,934)
                                                                                      -------
  Net unrealized gain on investments,
    net of tax of $2,873.............    --          --           --          --        5,336           5,336
                                                                                                   ----------
Comprehensive income.................                                                                 147,573
Issuance of common stock.............     1          --       10,546          --           --          10,547
Dividends............................    --          --           --      (6,019)          --          (6,019)
                                        ---     -------     --------    --------      -------      ----------
BALANCE, DECEMBER 31, 1998...........    37          --      507,282     407,406       17,474         932,199
Comprehensive income:
  Net income.........................    --          --           --     148,138           --         148,138
  Unrealized holding losses arising
    during period, net of tax benefit
    of $17,398.......................    --          --           --          --      (32,311)
  Less: Reclassification adjustment
    for net gains included in net
    income, net of tax of $558.......    --          --           --          --       (1,036)
                                                                                      -------
  Net unrealized loss on investments,
    net of tax benefit of $17,956....    --          --           --          --      (33,347)        (33,347)
                                                                                                   ----------
Comprehensive income.................                                                                 114,791
Issuance of common stock.............    --          --       17,126          --           --          17,126
Dividends............................    --          --           --      (6,860)          --          (6,860)
                                        ---     -------     --------    --------      -------      ----------
BALANCE, DECEMBER 31, 1999...........    37          --      524,408     548,684      (15,873)      1,057,256
Comprehensive income:
  Net income.........................    --          --           --     248,938           --         248,938
  Unrealized holding gains arising
    during period, net of tax of
    $23,658..........................    --          --           --          --       43,937
  Less: Reclassification adjustment
    for net gains included in net
    income, net of tax of $1,470.....    --          --           --          --       (2,731)
                                                                                      -------
  Net unrealized gain on investments,
    net of tax of $22,188............                --           --          --       41,206          41,206
                                                                                                   ----------
Comprehensive income.................                                                                 290,144
Issuance of common stock.............     1          --       24,746          --           --          24,747
Treasury stock redeemed..............    --      (2,159)          --          --           --          (2,159)
Dividends............................    --          --           --      (7,791)          --          (7,791)
                                        ---     -------     --------    --------      -------      ----------
BALANCE, DECEMBER 31, 2000...........   $38     $(2,159)    $549,154    $789,831      $25,333      $1,362,197
                                        ===     =======     ========    ========      =======      ==========

                See notes to consolidated financial statements.

                               RADIAN GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31
                                                              ------------------------------
                       (IN THOUSANDS)                           2000       1999       1998
                       --------------                         --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income................................................  $248,938   $148,138   $142,237
  Adjustments to reconcile net income to net cash provided
    by operating activities Gain on sales of fixed maturity
    investments, net........................................    (3,586)    (1,478)    (3,182)
    (Gain) loss on sales of equity securities available for
      sale, net.............................................      (439)       (90)        26
    Gain on sales of short-term investments, net............      (154)        --         --
    Increase (decrease) in unearned premiums................    22,316    (20,613)     2,854
    Amortization of deferred policy acquisition costs.......    51,471     58,777     58,479
    Increase in deferred policy acquisition costs...........   (59,840)   (71,474)   (74,661)
    Increase in reserve for losses..........................    54,437     90,459     65,217
    Increase in deferred federal income taxes...............    62,942     57,849     44,249
    Increase in prepaid federal income taxes................   (65,549)   (51,837)   (45,993)
    Increase in provisional losses recoverable..............    (3,675)    (7,347)    (1,393)
    Depreciation and other amortization.....................     3,158      2,289      4,228
    Net change in other assets, accounts payable and accrued
      expenses..............................................   (30,042)    57,000       (255)
                                                              --------   --------   --------
Net cash provided by operating activities...................   279,977    261,673    191,806
                                                              --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of fixed maturity investments
    available for sale......................................   552,439    131,170    234,259
  Proceeds from sales of fixed maturity investments held to
    maturity................................................     1,922         10      1,031
  Proceeds from sales of equity securities available for
    sale....................................................    18,988      3,076        823
  Proceeds from redemptions of fixed maturity investments
    available for sale......................................    16,467     24,769     23,973
  Proceeds from redemptions of fixed maturity investments
    held to maturity........................................     2,897     19,981     13,843
  Purchases of fixed maturity investments available for
    sale....................................................  (813,627)  (380,683)  (421,754)
  Purchases of equity securities available for sale.........   (29,713)   (25,595)   (25,958)
  Purchases of short-term investments, net..................   (38,859)   (32,560)   (10,685)
  Purchases of property and equipment, net..................    (9,419)   (12,509)    (8,216)
  Other.....................................................      (952)    (1,468)    (1,093)
                                                              --------   --------   --------
  Net cash used in investing activities.....................  (299,857)  (273,809)  (193,777)
                                                              --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Dividends paid............................................    (7,791)    (6,860)    (6,019)
  Redemption of treasury stock..............................    (2,159)        --         --
  Proceeds from issuance of common stock....................    24,747     17,126     10,547
                                                              --------   --------   --------
  Net cash provided by financing activities.................    14,797     10,266      4,528
                                                              --------   --------   --------
  (Decrease) increase in cash...............................    (5,083)    (1,870)     2,557
  Cash, beginning of year...................................     7,507      9,377      6,820
                                                              --------   --------   --------
  Cash, end of year.........................................  $  2,424   $  7,507   $  9,377
                                                              ========   ========   ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Income taxes paid.........................................  $ 74,768   $ 61,450   $ 50,700
                                                              ========   ========   ========
  Interest paid.............................................  $    817   $    181   $     66
                                                              ========   ========   ========

                 See notes to consolidated financial statements

                               RADIAN GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation and Nature of Operations

     Radian Group Inc. (the "Company"), through its wholly owned principal operating subsidiaries, Radian Guaranty Inc. ("Radian Guaranty") and Amerin Guaranty Corporation ("Amerin Guaranty") (together referred to as "Radian"), provides private mortgage insurance and risk management services to mortgage lending institutions located throughout the United States. Private mortgage insurance protects lenders from default-related losses on residential first mortgage loans made to homebuyers who make downpayments of less than 20% of the purchase price and facilitates the sale of these mortgages in the secondary market. Consistent with the rest of the private mortgage insurance industry, Radian's highest state concentration of risk is in California. As of December 31, 2000, California accounted for 17.1% of Radian's total direct primary insurance in force and 11.2% of Radian's total direct pool insurance in force. In addition, California accounted for 18.1% of Radian's direct primary new insurance written for the year ended December 31, 2000. The largest single customer of Radian (including branches and affiliates of such customer), measured by new insurance written, accounted for 11.2% of new insurance written during 2000, compared to 12.2% in 1999 and 18.3% in 1998.

     On November 9, 2000, the Company completed the acquisition of ExpressClose.com, Inc. ("ExpressClose"), an Internet-based settlement company that provides real estate information products and services to the first and second mortgage industry, for approximately $8.0 million of cash, Radian common stock and stock options, and other consideration. The acquisition was treated as a purchase for accounting purposes, and accordingly, the assets and liabilities were recorded based on their fair values at the date of acquisition. The excess of purchase price over fair value of net assets acquired of $7.4 million was allocated to goodwill and will be amortized over 20 years. The results of ExpressClose's operations have been included in the Company's financial statements for the period from November 10, 2000 through December 31, 2000. The cash component of the acquisition was financed using the Company's cash flows from operations.

     The purchase price of ExpressClose reflects the issuance of 30,000 shares of the Company's common stock at $65.813 per share which was the closing price of the Company's common stock on the date of the acquisition. Under the terms of the merger agreement, the Company has also issued 20,001 options to purchase shares of the Company's common stock. The value of the option grant was based on a Black-Scholes valuation model assuming an average life of 7.0 years, a risk-free interest rate of 6.75%, volatility of 39.3% and a dividend yield of 0.18%.

     On November 22, 1998, the board of directors of CMAC Investment Corporation ("CMAC") and the board of directors of Amerin Corporation ("Amerin") each approved an Agreement and Plan of Merger pursuant to which CMAC and Amerin merged. The merger closed on June 9, 1999 after approval by the stockholders of both companies, at which time the name of the merged company was changed to Radian Group Inc. At the same time, the name of the Company's main operating subsidiary, Commonwealth Mortgage Assurance Company, was changed to Radian Guaranty, while the main operating subsidiary of Amerin, Amerin Guaranty, retained its name. As a result of the merger, Amerin stockholders received
0.5333 shares (14,168,635 shares were issued) of CMAC common stock in a tax-free exchange for each share of Amerin common stock that they owned. CMAC's stockholders continued to own their existing shares after the merger. The merger transaction was accounted for on a pooling of interests basis and, therefore, all financial statements presented reflect the combined entity. There were no intercompany transactions requiring elimination for any periods presented prior to the merger.

     The operating results of the separate companies through the merger in 1999 and prior to the merger are as follows (in thousands):

                                                            NET        NET
                                                          REVENUES    INCOME
                                                          --------   --------
For the year ended December 31, 1999:
  Radian Group Inc......................................  $419,611   $110,785
  CMAC Investment Corporation (through March 31,
     1999)..............................................    89,787     22,878
  Amerin Corporation (through March 31, 1999)...........    43,413     14,475
                                                          --------   --------
     Combined...........................................  $552,811   $148,138
                                                          ========   ========
For the year ended December 31, 1998:
  CMAC Investment Corporation...........................  $332,966   $ 91,054
  Amerin Corporation....................................   150,621     51,183
                                                          --------   --------
     Combined...........................................  $483,587   $142,237
                                                          ========   ========

     The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and include the accounts of all subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

  Use of Estimates

     The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Insurance Premiums

     Statement of Financial Accounting Standards ("SFAS") No. 60, "Accounting and Reporting by Insurance Enterprises," specifically excludes mortgage guaranty insurance from its guidance relating to the earning of insurance premiums. Consistent with GAAP and industry accounting practices, premiums written on an annual and multiyear basis are initially deferred as unearned premiums and earned over the policy term, and premiums written on a monthly basis are primarily earned as they are received. Annual premiums are amortized on a monthly, straight-line basis. Multiyear premiums are amortized over the terms of the contracts in accordance with the anticipated claim payment pattern based on historical industry experience. Ceded premiums written are initially set up as prepaid reinsurance and are amortized in accordance with direct premiums earned.

  Reserve for Losses

     The reserve for losses consists of the estimated cost of settling claims on defaults reported and defaults that have occurred but have not been reported. SFAS 60 specifically excludes mortgage guaranty insurance from its guidance relating to the reserve for losses. Consistent with GAAP and industry accounting practices, the Company does not establish loss reserves for future claims on insured loans that are not currently in default. In determining the liability for unpaid losses related to reported outstanding defaults, the Company establishes loss reserves on a case-by-case basis. The amount reserved for any particular loan is dependent upon the characteristics of the loan, the status of the loan as reported by the servicer of the insured loan as well as the economic condition and estimated foreclosure period in the area in which the default exists. As the default progresses closer to foreclosure, the amount of loss reserve for that particular loan is increased, in stages, to approximately 100% of the Company's exposure and that adjustment is included in current operations. The Company also reserves for defaults that have occurred but have not been reported using historical information on defaults not reported on a timely basis by lending institutions. The estimates are continually reviewed and, as adjustments to these liabilities become necessary, such adjustments are reflected in current operations.

  Deferred Policy Acquisition Costs

     Costs associated with the acquisition of mortgage insurance business, consisting of compensation and other policy issuance and underwriting expenses, are initially deferred. Because SFAS 60 specifically excludes mortgage guaranty insurance from its guidance relating to the amortization of deferred policy acquisition costs, amortization of these costs for each underwriting year book of business is charged against revenue in proportion to estimated gross profits over the life of the policies using the guidance provided by SFAS No. 97, "Accounting and Reporting by Insurance Enterprises For Certain Long Duration Contracts and for Realized Gains and Losses From the Sale of Investments." This includes accruing interest on the unamortized balance of capitalized acquisition costs. The estimate for each underwriting year is updated annually to reflect actual experience and any changes to key assumptions such as persistency or loss development.

  Income Taxes

     Deferred income taxes are provided for the temporary difference between the financial reporting basis and the tax basis of the Company's assets and liabilities using enacted tax rates applicable to future years.

  Investments

     The Company is required to group its investment portfolio in three categories: held to maturity, available for sale, and trading securities. Debt securities for which the Company has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. Debt and equity securities purchased and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses included in earnings. The Company had no trading securities in its portfolio at December 31, 2000 or 1999. All other investments are classified as available for sale and are reported at fair value, with unrealized gains and losses (net of tax) reported in a separate component of stockholders' equity as accumulated other comprehensive income or losses. Realized gains and losses are determined on a specific identification method and are included in income.

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

  Company-owned Life Insurance

     Radian Guaranty is the beneficiary of insurance policies on the lives of certain officers and employees of Radian Guaranty. The Company has recognized the amount that could be realized under the insurance policies as an asset in the balance sheet. At December 31, 2000, the amount totaled $50,374,000 and is included as a component of other assets.

  Accounting for Stock-Based Compensation

     The Company accounts for stock-based compensation in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages, but does not require, the recognition of compensation expense for the fair value of stock options and other equity instruments granted as compensation to employees. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25"), and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

     In March 2000, the Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"), was issued. FIN 44 clarifies the application of APB 25 for certain issues. The Company adopted the provisions of FIN 44 in 2000. The adoption of the interpretation did not have a material effect on the Company's consolidated financial statements.

  Net Income Per Share

     The Company is required to disclose both "basic" earnings per share and "diluted" earnings per share. Basic net income per share is based on the weighted average number of common shares outstanding, while diluted net income per share is based on the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of stock options.

     The calculation of the basic and diluted net income per share was as follows (in thousands, except per-share amounts):

                                                  2000       1999       1998
                                                --------   --------   --------
Net income....................................  $248,938   $148,138   $142,237
Preferred stock dividend adjustment...........    (3,300)    (3,300)    (3,300)
                                                --------   --------   --------
Adjusted net income...........................  $245,638   $144,838   $138,937
                                                --------   --------   --------
Average diluted stock options outstanding.....   1,926.3    2,088.1    2,212.8
Average exercise price per share..............  $  31.18   $  26.85   $  22.93
Average market price per share -- diluted
  basis.......................................  $  55.32   $  46.35   $  54.67
Average common shares outstanding.............    37,634     36,975     36,722
Increase in shares due to exercise of
  options -- diluted basis....................       515        881      1,092
                                                --------   --------   --------
Adjusted shares outstanding -- diluted........    38,149     37,856     37,814
                                                ========   ========   ========
Net income per share -- basic.................  $   6.53   $   3.92   $   3.78
                                                ========   ========   ========
Net income per share -- diluted...............  $   6.44   $   3.83   $   3.67
                                                ========   ========   ========

  Comprehensive Income

     The Company is required to present, as a component of comprehensive income, the amounts from transactions and other events that are currently excluded from the statement of income and are recorded directly to stockholders' equity.

  Recent Accounting Principles

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

  Derivative Instruments and Hedging Activities

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement, originally effective for fiscal years beginning after June 15, 1999, was deferred for one year when the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133." The statement establishes accounting and reporting standards for derivative instruments and hedging activity and requires that all derivatives be measured at fair value and recognized as either assets or liabilities in the financial statements. Changes in the fair value of derivative instruments will be recorded each period in current earnings. This represents a change from the Company's current accounting practices whereby these changes are recorded as a component of stockholders' equity. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- An Amendment of FASB Statement No. 133," which addressed certain issues causing implementation difficulties for entities that apply SFAS 133. The Company adopted SFAS 133, as amended, on January 1, 2001. Transactions that the Company has entered into that will be accounted for under SFAS 133, as amended, include convertible debt securities.

     Upon adoption of SFAS 133, as amended, the balance of the Company's convertible debt securities was approximately $104.6 million. SFAS 133 requires that the Company split its convertible debt securities into the derivative and debt host components. Over the term of the securities, increases in the debt instrument will be recorded in the Company's consolidated statement of changes in common stockholders' equity, through accumulated other comprehensive income. Concurrently, a deferred tax liability will be recognized as the recorded value of the debt host increases. Changes in the fair value of the derivative will be recorded to investment income or expense in the Company's consolidated statement of income.

     In connection with the adoption of SFAS 133, as amended, the Company expects to reclassify $13.8 million from fixed maturities available for sale to trading securities on its consolidated balance sheet as of January 1, 2001. The impact of the adoption of SFAS 133, as amended, on the Company's consolidated statement of income and the consolidated statement of changes in common stockholders' equity is immaterial as of January 1, 2001.

     Adoption of SFAS 133, as amended, could result in volatility from period to period in investment income or expense as reported on the Company's consolidated statement of income. The Company is unable to predict the effect this volatility may have on its financial position or results of operations.

  Subsequent Events

     In the first quarter of 2001, the Company completed the previously announced agreement to acquire Enhance Financial Services Group Inc. ("Enhance") through the merger of a subsidiary of the Company with and into Enhance. As a result of the merger, Enhance stockholders received 0.22 shares (8,464,968 shares were issued) of the Company's common stock for each share of Enhance common stock that they owned in a tax-free exchange. The Company's stockholders continued to own their existing shares after the merger. The acquisition will be accounted for under the purchase method of accounting.

     In conjunction with the merger, the Company guaranteed payment of up to $12.5 million of a $25.0 million revolving credit facility issued to Sherman Financial Group LLC, a 45.5% owned affiliate of Enhance. There were no drawdowns on this line of credit as of December 31, 2000.

  Reclassifications

     Certain items in the 1998 consolidated financial statements have been reclassified to conform with the presentation in the 1999 and 2000 consolidated financial statements.

2.  INVESTMENTS

     Fixed maturity and equity investments at December 31, 2000 and 1999 consisted of (in thousands):

                                                   DECEMBER 31, 2000
                                   -------------------------------------------------
                                                               GROSS        GROSS
                                   AMORTIZED       FAIR      UNREALIZED   UNREALIZED
                                      COST        VALUE        GAINS        LOSSES
                                   ----------   ----------   ----------   ----------
Fixed maturities held to maturity
  at amortized cost:
  Bonds and notes:
     United States government....  $    8,765   $    9,393    $   628       $   --
     State and municipal
       obligations...............     460,826      481,399     21,070          497
                                   ----------   ----------    -------       ------
                                   $  469,591   $  490,792    $21,698       $  497
                                   ==========   ==========    =======       ======
Fixed maturities available for
  sale:
  Bonds and notes:
     United States government....  $   33,126   $   33,527    $   756       $  355
     State and municipal
       obligations...............     822,501      848,048     28,541        2,994
     Corporate...................     152,052      157,115      8,807        3,744
  Mortgage-backed securities.....      59,200       60,031      1,146          315
  Redeemable preferred stock.....      20,312       22,119      2,437          630
                                   ----------   ----------    -------       ------
                                   $1,087,191   $1,120,840    $41,687       $8,038
                                   ==========   ==========    =======       ======
Equity securities available for
  sale:
  Equity securities..............  $   58,877   $   64,202    $12,684       $7,359
                                   ==========   ==========    =======       ======

                                                    DECEMBER 31, 1999
                                      ----------------------------------------------
                                                               GROSS        GROSS
                                      AMORTIZED     FAIR     UNREALIZED   UNREALIZED
                                        COST       VALUE       GAINS        LOSSES
                                      ---------   --------   ----------   ----------
Fixed maturities held to maturity at
  amortized cost:
  Bonds and notes:
     United States government.......  $ 10,287    $ 10,266    $    12      $    33
     State and municipal
       obligations..................   458,262     464,991     11,050        4,321
                                      --------    --------    -------      -------
                                      $468,549    $475,257    $11,062      $ 4,354
                                      ========    ========    =======      =======
Fixed maturities available for sale:
  Bonds and notes:
     United States government.......  $ 24,167    $ 22,201    $    44      $ 2,010
     State and municipal
       obligations..................   623,700     590,318      1,689       35,071
     Corporate......................    82,167      83,741      5,580        4,006
  Mortgage-backed securities........    69,553      66,964        120        2,709
  Redeemable preferred stock........  40,258..      41,552      2,006          712
                                      --------    --------    -------      -------
                                      $839,845    $804,776    $ 9,439      $44,508
                                      ========    ========    =======      =======
Equity securities available for
  sale:
  Equity securities.................  $ 47,719    $ 58,378    $14,776      $ 4,117
                                      ========    ========    =======      =======

     The contractual maturities of fixed maturity investments are as follows (in thousands):

                                                          DECEMBER 31, 2000
                                                       -----------------------
                                                       AMORTIZED       FAIR
                                                          COST        VALUE
                                                       ----------   ----------
Fixed maturities held to maturity:
  2001...............................................  $    7,131   $    7,145
  2002-2005..........................................     107,144      111,554
  2006-2010..........................................     213,108      225,160
  2011 and thereafter................................     142,208      146,933
                                                       ----------   ----------
                                                       $  469,591   $  490,792
                                                       ==========   ==========
Fixed maturities available for sale:
  2001...............................................  $   18,977   $   19,007
  2002-2005..........................................     139,927      141,629
  2006-2010..........................................     168,473      173,519
  2011 and thereafter................................     680,302      704,535
  Mortgage-backed securities.........................      59,200       60,031
  Redeemable preferred stock.........................      20,312       22,119
                                                       ----------   ----------
                                                       $1,087,191   $1,120,840
                                                       ==========   ==========

                                                     YEAR ENDED DECEMBER 31
                                                   ---------------------------
                                                    2000      1999      1998
                                                   -------   -------   -------
Investment income:
  Fixed maturities...............................  $79,891   $66,090   $58,145
  Equity securities..............................    1,461       636       291
  Short-term investments.........................    3,941     1,789     1,592
  Other..........................................    1,272       667       449
                                                   -------   -------   -------
                                                    86,565    69,182    60,477
Investment expenses..............................   (3,619)   (1,923)     (615)
                                                   -------   -------   -------
                                                   $82,946   $67,259   $59,862
                                                   =======   =======   =======

     Net gain on sales of investments consisted of (in thousands):

                                                     YEAR ENDED DECEMBER 31
                                                   ---------------------------
                                                    2000      1999      1998
                                                   -------   -------   -------
Gains on sales and redemptions of fixed maturity
  investments available for sale.................  $12,732   $ 3,213   $ 4,490
Losses on sales and redemptions of fixed maturity
  investments available for sale.................   (9,115)   (1,752)   (1,328)
Gains on sales and redemptions of fixed maturity
  investments held to maturity...................        4        27        43
Losses on sales and redemptions of fixed maturity
  investments held to maturity...................      (35)      (10)      (23)
Gains on sales of equity securities available for
  sale...........................................    2,206       273        37
Losses on sales of equity securities available
  for sale.......................................   (1,767)     (183)      (63)
Gains on sales of short-term investments.........      184        --        --
Losses on sales of short-term investments........      (30)       --        --
                                                   -------   -------   -------
                                                   $ 4,179   $ 1,568   $ 3,156
                                                   =======   =======   =======

     For the year ended December 31, 2000, the Company sold fixed maturity investments held to maturity with an amortized cost of $1,949,000 resulting in gross realized losses of $27,000. For the year ended December 31, 1999, the Company sold a fixed maturity investment held to maturity with an amortized cost of $10,000 that resulted in no gain or loss and for the year ended December 31, 1998, the Company sold a fixed maturity investment held to maturity with an amortized cost of $1,061,000 that resulted in a gross realized gain of $30,000. All investments were sold in response to a significant deterioration in the issuer's creditworthiness.

     Net unrealized appreciation (depreciation) on investments consisted of (in thousands):

                                                     YEAR ENDED DECEMBER 31
                                                   ---------------------------
                                                    2000       1999      1998
                                                   -------   --------   ------
Fixed maturities held to maturity................  $14,493   $(28,142)  $4,860
                                                   -------   --------   ------
Fixed maturities available for sale..............  $68,718   $(59,636)  $5,894
Deferred tax (provision) benefit.................  (24,051)    20,873   (2,063)
                                                   -------   --------   ------
                                                   $44,667   $(38,763)  $3,831
                                                   =======   ========   ======
Equity securities available for sale.............  $(5,334)  $  8,343   $2,316
Deferred tax benefit (provision).................    1,867     (2,920)    (811)
                                                   -------   --------   ------
                                                   $(3,467)  $  5,423   $1,505
                                                   =======   ========   ======

     Securities on deposit with various state insurance commissioners amounted to $13,086,000 at December 31, 2000 and $13,119,000 at December 31, 1999.

3.  REINSURANCE

     Radian utilizes reinsurance to reduce net risk in force to meet regulatory risk to capital requirements and to comply with the regulatory maximum per loan coverage percentage limitation of 25%. Although the use of reinsurance does not discharge an insurer from its primary liability to the insured, the reinsuring company assumes the related liability. Included in other assets are amounts recoverable from reinsurers pertaining to unpaid claims, claims incurred but not reported, and unearned premiums (prepaid reinsurance). Prepaid reinsurance premiums were $9,415,000 and $10,500,000 at December 31, 2000 and 1999,
respectively.

     The effect of reinsurance on premiums written and earned is as follows for the years ended December 31 (in thousands):

                                                    YEAR ENDED DECEMBER 31
                                                ------------------------------
                                                  2000       1999       1998
                                                --------   --------   --------
Premiums written:
  Direct......................................  $592,734   $496,646   $451,572
  Assumed.....................................        80         93         97
                                                --------   --------   --------
  Ceded.......................................   (48,542)   (44,922)   (45,202)
                                                ========   ========   ========
  Net premiums written........................  $544,272   $451,817   $406,467
                                                ========   ========   ========
Premiums earned:
  Direct......................................  $570,425   $517,364   $448,668
  Assumed.....................................        80         87        129
  Ceded.......................................   (49,634)   (44,816)   (43,545)
                                                --------   --------   --------
  Net premiums earned.........................  $520,871   $472,635   $405,252
                                                ========   ========   ========

     The 2000, 1999, and 1998 figures included $9,561,000, $14,423,000, and
$26,676,000 for premiums written and $9,772,000, $14,781,000, and $27,126,000 for premiums earned, respectively, for reinsurance ceded under variable quota share treaties entered into in 1997, 1996, 1995, and 1994 covering the books of business originated by Radian Guaranty in those years. The 2000, 1999 and 1998 figures included $(1,048,000), $3,183,000 and $3,614,000 for premiums written and the 1999 and 1998 figures included $1,992,000 and $2,042,000 for premiums earned, respectively, of reinsurance ceded under an excess of loss reinsurance program that was entered into in 1992 covering Radian Guaranty's books of business.

     Provisional losses recoverable of $43,740,000 and $40,065,000 for 2000 and 1999, respectively, represent amounts due under variable quota share treaties entered into in 1997, 1996, 1995 and 1994, covering the books of business originated by Radian Guaranty in those years. The term of each treaty is ten years and is non-cancelable by either party except under certain conditions. The treaties also include underwriting year excess coverage in years four, seven, and ten of the treaty.

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

     For the years ended December 31, 2000, 1999, and 1998, Radian Guaranty paid $9,561,000, $14,423,000, and $26,676,000, respectively, less ceding commissions of $4,833,000, $6,098,000, and $9,076,000 and recovered variable quota share losses under the treaties of $2,262,000, $6,066,000, and $4,600,000, respectively.

     Radian has also entered into captive reinsurance arrangements with certain customers. The arrangements are structured on an excess layer basis with insured loans grouped by loan origination year. Radian retains the first layer of risk on a particular book of business, the captive reinsurer assumes the next layer, and Radian assumes all losses above that point. The captive reinsurers are generally required to maintain minimum capitalization equal to 10% of the risk assumed. At December 31, 2000, approximately $422,700,000 of risk was ceded under captive reinsurance arrangements. For the years ended December 31, 2000, 1999, and 1998, Radian had ceded premiums written of $39,686,000, $26,931,000, and $14,376,000, respectively and ceded premiums earned of $39,501,000, $27,502,000, and $13,819,000, respectively, under these various captive reinsurance arrangements.

     In addition, Radian Guaranty reinsures all of its direct insurance in force under an excess of loss reinsurance program. Under this program, the reinsurer is responsible for 100% of Radian Guaranty's covered losses (subject to an annual and aggregate limit) in excess of an annual retention limit. Premiums are paid to the reinsurer on a quarterly basis, net of any losses due to Radian Guaranty. For the years ended December 31, 1999 and 1998, Radian Guaranty had ceded premiums written of $3,183,000 and $3,614,000, respectively, and ceded premiums earned of $1,992,000 and $2,042,000, respectively, under this excess of loss reinsurance program. Beginning in 2000, this treaty was accounted for under SOP 98-7 and therefore, $5,370,000 was included in incurred losses during 2000 relating to the excess of loss reinsurance program.

     Amerin Guaranty also reinsured all of its direct insurance in force under a $100 million excess loss protection treaty that covered Amerin Guaranty in the event the combined ratio exceeded 100% and the risk to capital ratio exceeded
24.9 to 1. This excess loss protection program was cancelled as of December 31, 2000. The amount ceded under the treaty was based on the calculated leverage ratio at the end of each calendar quarter. The total expense recognized under the treaty included in other operating expenses was $2,650,000 and $2,150,000 in 1999 and 1998, respectively. Beginning in 2000, this treaty was accounted for under SOP 98-7 and therefore, $1,600,000 was included in incurred losses during 2000 relating to the excess loss protection treaty.

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

     When a specific loan initially defaults, it is uncertain that the default will result in a claim. It is Radian's experience that a significant percentage of loans in default end up being cured. Increasing the reserve in stages as the foreclosure progresses approximates the estimated total loss for that particular claim. At any time during the foreclosure process, until the lender takes title to the property, the borrower may cure the default. Therefore, it is appropriate to increase the reserve in stages as new insight and information are obtained. At the time of title transfer, the Company has approximately 100% of the estimated total loss reserved.

     The following table presents information relating to the liability for unpaid claims and related expenses (in thousands):

                                                  2000       1999       1998
                                                --------   --------   --------
Balance at January 1..........................  $335,584   $245,125   $179,908
Add losses and LAE incurred in respect of
  default notices received in:
  Current year................................   247,759    218,139    179,674
  Prior years.................................   (93,433)   (43,996)   (13,297)
                                                --------   --------   --------
     Total incurred...........................   154,326    174,143    166,377
                                                --------   --------   --------
Deduct losses and LAE paid in respect of
  default notices received in:
  Current year................................     8,891      7,353     18,196
  Prior years.................................    90,998     76,331     82,964
                                                --------   --------   --------
     Total paid...............................    99,889     83,684    101,160
                                                --------   --------   --------
Balance at December 31........................  $390,021   $335,584   $245,125
                                                ========   ========   ========

     As a result of changes in estimates of insured events in prior years, the provision for losses and loss adjustment expenses (net of reinsurance recoveries of $1,042,000, $28,231,000, and $11,180,000 in 2000, 1999, and 1998,
respectively) decreased by $93,433,000, $43,996,000 and $13,297,000 in 2000,
1999 and 1998, respectively, due primarily to lower than anticipated claim payments as compared to the amounts reserved as a result of strong housing prices.

5.  REDEEMABLE PREFERRED STOCK

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

     Provision for income taxes includes a net deferred tax provision in 2000, 1999, and 1998 of $62,938,000, $58,083,000, and $35,875,000, respectively. Of the 2000, 1999, and 1998 provisions, $63,685,000, $54,425,000, and $45,247,000, respectively, were due to a deduction related to the purchase of U.S. government non-interest-bearing tax and loss bonds as allowed by federal tax regulations, with the 1999 and 1998 purchase deductions offset by $7,053,000 and $4,979,000, respectively, of alternative minimum tax adjustments. These purchases are treated as prepaid federal income taxes. The payment for the tax and loss bonds is essentially a prepayment of federal income taxes that will become due at a later date. All other amounts arose principally from differences in accounting for deferred policy acquisition costs and insurance reserve tax adjustments required as a result of the Tax Reform Act of 1986.

     The significant components of the Company's net deferred tax assets and liabilities are summarized as follows (in thousands):

                                                             DECEMBER 31
                                                        ---------------------
                                                          2000        1999
                                                        ---------   ---------
Deferred tax assets:
  Unearned premiums...................................  $   4,746   $   2,975
  Loss reserves.......................................      8,896       7,946
  Employee benefits...................................      1,225         648
  Net unrealized loss on investments..................         --       8,547
  Other...............................................      1,538          --
                                                        ---------   ---------
                                                           16,405      20,116
                                                        ---------   ---------
Deferred tax liabilities:
  Deferred policy acquisition costs...................    (24,520)    (21,591)
  Net unrealized gain on investments..................    (13,641)         --
  Depreciation........................................     (1,254)     (1,278)
  Deduction related to purchase of tax and loss
     bonds............................................   (268,284)   (203,343)
  Other...............................................         --         (72)
                                                        ---------   ---------
                                                         (307,699)   (226,284)
                                                        ---------   ---------
Net deferred tax liability............................  $(291,294)  $(206,168)
                                                        =========   =========

     The reconciliation of taxes computed at the statutory tax rate of 35% for 2000, 1999 and 1998 to the provision for income taxes is as follows (in thousands):

                                                  2000       1999       1998
                                                --------   --------   --------
Provision for income taxes computed at the
  statutory tax rate..........................  $123,365   $ 76,813   $ 69,269
Change in tax provision resulting from:
Tax-exempt municipal bond interest and
  dividends received deduction (net of
  proration)..................................   (20,482)   (15,535)   (13,897)
  Capitalized merger costs....................       123      8,124         --
  Other, net..................................       526      1,926        304
                                                --------   --------   --------
Provision for income taxes....................  $103,532   $ 71,328   $ 55,676
                                                ========   ========   ========

7.  STOCKHOLDERS' EQUITY AND DIVIDEND RESTRICTIONS

     The Company is a holding company whose principal source of income is dividends from Radian. The ability of Radian Guaranty to pay dividends on its common stock is restricted by certain provisions of the insurance laws of the Commonwealth of Pennsylvania, its state of domicile. The insurance laws of Pennsylvania establish a test limiting the maximum amount of dividends that may be paid by an insurer without prior approval by the Pennsylvania Insurance Commissioner. Under such test, Radian Guaranty may pay dividends during any 12-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders' surplus or (ii) the preceding year's statutory net income. In accordance with such restrictions, $197,979,000 would be available for dividends in 2001. However, an amendment to the Pennsylvania statute requires that dividends and other distributions be paid out of an insurer's unassigned surplus. Because of the unique nature of the method of accounting for contingency reserves, Radian Guaranty has negative unassigned surplus. Thus, prior approval by the Pennsylvania Insurance Commissioner is required for Radian Guaranty to pay dividends or make other distributions so long as Radian Guaranty has negative unassigned surplus. The Pennsylvania Insurance Commissioner has approved all distributions by Radian Guaranty since the passage of this amendment, and management has every expectation that the Commissioner of Insurance will continue to approve such distributions in the future, provided that the financial condition of Radian Guaranty does not materially change.

     The ability of Amerin Guaranty to pay dividends on its common stock is restricted by certain provisions of the insurance laws of the State of Illinois, its state of domicile. The insurance laws of Illinois establish a test limiting the maximum amount of dividends that may be paid from positive unassigned surplus by an insurer without prior approval by the Illinois Insurance Commissioner. Under such test, Amerin Guaranty may pay dividends during any 12-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders' surplus or (ii) the preceding year's statutory net income. In accordance with such restrictions, $58,036,000 would be available for dividends in 2001 without prior regulatory approval, which represents the positive unassigned surplus of Amerin Guaranty at December 31, 2000.

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

     Radian Guaranty's current excess of loss reinsurance arrangement prohibits the payment of any dividend that would have the effect of reducing the total of its statutory policyholders' surplus plus its contingency reserve below $85,000,000. As of December 31, 2000, Radian Guaranty had statutory policyholders' surplus of $171,644,000 and a contingency reserve of $798,954,000, for a total of $970,598,000.

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

     Radian Guaranty's statutory policyholders' surplus at December 31, 2000 and 1999 was $171,644,000 and $157,693,000, respectively. Radian Guaranty's statutory net income for 2000, 1999, and 1998 was $197,979,000, $137,094,000,
and $105,264,000, respectively.

     Under Illinois insurance regulations, Amerin Guaranty is required to maintain statutory basis capital and surplus of $1,500,000. The statutory policyholders' surplus at December 31, 2000 and 1999 was $284,813,000 and $242,636,000, respectively. Amerin Guaranty's statutory net income for 2000, 1999, and 1998 was $101,448,000, $70,901,000, and $71,715,000, respectively.

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

     In March 1998, the National Association of Insurance Commissioners adopted the Codification of Statutory Accounting Principles ("Codification"). The Codification, which is intended to standardize regulatory accounting and reporting for the insurance industry, is effective January 1, 2001. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. The Commonwealth of Pennsylvania will require adoption of the Codification for the preparation of statutory financial statements effective January 1, 2001. The Company estimates that the adoption of the Codification by Radian Guaranty will increase statutory capital and surplus as of January 1, 2001 by approximately $10,333,000 in Radian Guaranty. The State of Illinois will require adoption of the Codification for the preparation of statutory financial statements effective January 1, 2001. The Company estimates that the adoption of the Codification by Amerin Guaranty will increase statutory capital and surplus as of January 1, 2001 by approximately $2,370,000 in Amerin Guaranty.

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

8.  STOCK-BASED COMPENSATION

     In November 1992, the Company's board of directors adopted the CMAC Investment Corporation 1992 Stock Option Plan, which provides for the granting of nonqualified stock options, either alone or together with stock appreciation rights. Effective with the merger, the name of the plan was changed to the Radian Group Inc. 1992 Stock Option Plan (the "Stock Option Plan"). Originally up to 500,000 shares were subject to stock options. This amount was amended by a vote of the stockholders to 900,000 in May 1993. These options may be granted to directors, officers, and key employees of the Company at prices that are not less than 90% of fair market value on the date the options are granted, although all options have been granted with an exercise price equal to the fair value of the Company's stock at the date of grant. Accordingly, no compensation expense has been recognized for the Company's stock-based compensation plans. Each stock option is exercisable for a period of ten years from the date of the grant and is subject to a vesting schedule as approved by the Company's Stock Option and Compensation Committee. In May 1995, the CMAC Investment Corporation Equity Compensation Plan was instituted by a vote of the stockholders. Effective with the merger, the name of the plan was changed to the Radian Group Inc. Equity Compensation Plan (the "Equity Compensation Plan"). This plan provides for the granting of nonqualified stock options, under terms similar to those in the Stock Option Plan, or other forms of equity-based compensation. The aggregate number of shares that may be issued under this new plan was 1,100,000, which brought the total number of shares subject to stock options or other forms of equity-based compensation to 2,000,000. Effective with the two-for-one stock split in December 1996, all share totals within the plans were doubled, bringing the total number of shares subject to stock options or other forms of equity-based compensation to 4,000,000.

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

     Information regarding the Stock Option Plan and Equity Compensation Plan is as follows:

                                                                      WEIGHTED
                                                                       AVERAGE
                                                                      EXERCISE
                                                          NUMBER OF     PRICE
                                                           SHARES     PER SHARE
                                                          ---------   ---------
Outstanding, January 1, 1998............................  2,611,595    $23.84
  Granted...............................................    126,232     42.28
  Exercised.............................................   (351,477)    11.04
  Cancelled.............................................    (79,490)    27.47
                                                          ---------
Outstanding, December 31, 1998..........................  2,306,860     26.65
  Granted...............................................    229,921     40.63
  Exercised.............................................   (445,558)    26.40
  Cancelled.............................................   (134,779)    38.52
                                                          ---------
Outstanding, December 31, 1999..........................  1,956,444     27.54
  Granted...............................................    460,107     45.34
  Exercised.............................................   (588,678)    24.86
  Cancelled.............................................    (71,990)    44.00
                                                          ---------
Outstanding, December 31, 2000..........................  1,755,883     32.43
                                                          =========
Exercisable, December 31, 2000..........................    987,167     23.95
                                                          =========
Available for grant, December 31, 2000..................  2,325,337
                                                          =========

     The Company applies APB 25 in accounting for its stock-based compensation plans. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS 123, the Company's net income and earnings per share would have been reduced by approximately $4,189,000 ($.11 per share), $2,932,000 ($.08 per share), and $3,952,000 ($.10 per share in 2000, 1999, and 1998, respectively. The pro forma effect on net income for 2000, 1999, and 1998 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

     The weighted average fair values of the stock options granted during 2000, 1999, and 1998 were $23.96, $20.65, and $20.64, respectively. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants:

                                                         2000    1999    1998
                                                         -----   -----   -----
Expected life (years)..................................   7.07    7.89    6.83
Risk-free interest rate................................   6.69%   4.91%   5.21%
Volatility.............................................  39.29%  38.73%  39.05%
Dividend yield.........................................   0.16%   0.30%   0.33%

     The following tables summarize information concerning currently outstanding and exercisable options at December 31, 2000:

                                                        OPTIONS OUTSTANDING
                                               -------------------------------------
                                                               WEIGHTED
                                                               AVERAGE      WEIGHTED
                                                              REMAINING     AVERAGE
                                                 NUMBER      CONTRACTUAL    EXERCISE
          RANGE OF EXERCISE PRICES             OUTSTANDING   LIFE (YEARS)    PRICE
          ------------------------             -----------   ------------   --------
$ 9.00 - $ 9.94..............................     202,344        1.89        $ 9.00
$12.56 - $14.69..............................     316,675        3.44         14.54
$22.13 - $32.50..............................     304,010        5.35         26.27
$33.28 - $49.69..............................     697,991        8.26         41.81
$50.39 - $67.49..............................     234,863        7.79         56.83
                                                ---------
                                                1,755,883
                                                =========

                                                            OPTIONS EXERCISABLE
                                                           ----------------------
                                                                         WEIGHTED
                                                                         AVERAGE
                                                             NUMBER      EXERCISE
                RANGE OF EXERCISE PRICES                   EXERCISABLE    PRICE
                ------------------------                   -----------   --------
$ 9.00 - $ 9.94..........................................    202,344      $ 9.00
$12.56 - $14.69..........................................    316,675       14.54
$22.13 - $32.50..........................................    241,110       24.64
$33.28 - $49.69..........................................    112,936       43.12
$50.39 - $67.49..........................................    114,102       56.13
                                                             -------
                                                             987,167
                                                             =======

     In 1999, the Stock Option Plan was amended to include the grant of "reload" options. The award of a "reload" option allows the optionee to receive the grant of an additional stock option, at the then current market price, in the event that such optionee exercises all or part of an option (an "original option") by surrendering already owned shares of common stock in full or partial payment of the option price under such original option. The exercise of an additional option issued in accordance with the "reload" feature will reduce the total number of shares eligible for award under the Stock Option Plan. At December 31, 2000, there were 234,781 options outstanding with a "reload" feature. During 2000, there were 37,707 additional options issued in accordance with the "reload" feature.

     In July 1997, the Company's board of directors adopted the 1997 CMAC Investment Corporation Employee Stock Purchase Plan and shareholder approval was granted during the Company's 1998 Annual Meeting. As a result of the merger, the name of the plan was changed to the 1997 Radian Group Inc. Employee Stock Purchase Plan (the "ESPP"). A total of 200,000 shares of the Company's authorized but unissued common stock has been made available under the ESPP. The ESPP allows eligible employees to purchase shares of the Company's stock at a discount of 15% of the beginning-of-period or end-of-period (each period being the first and second six calendar months) fair market value of the stock, whichever is lower. Eligibility under the ESPP is determined based on standard weekly work hours and tenure with the Company, and eligible employees are limited to a maximum contribution of $400 per payroll period toward the purchase of the Company's stock. Under the ESPP, the Company sold 5,200, 5,800 and 1,900 shares to employees in 2000, 1999 and 1998, respectively. The Company applies APB 25 in accounting for the ESPP. The pro forma effect on the Company's net income and earnings per share had compensation cost been determined under SFAS 123 was deemed immaterial in 2000, 1999 and 1998.

9.  BENEFIT PLANS

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

     The funded status of the defined benefit plans and the postretirement benefit plan were as follows (in thousands):

                                             PENSION BENEFITS    OTHER BENEFITS
                                             -----------------   ---------------
                                              2000      1999      2000     1999
                                             -------   -------   ------   ------
Change in Benefit Obligation
  Benefit obligation at beginning of
     year..................................  $ 5,844   $ 5,258   $ 314    $ 365
  Service cost.............................    1,014       797      16       19
  Interest cost............................      548       383      24       21
  Increase due to plan amendments..........      406        --      --       --
  Plan participants' contributions.........       --        --       6        5
  Actuarial (gain) loss....................    1,530      (555)     16      (84)
  Benefits paid............................      (40)      (39)    (13)     (12)
                                             -------   -------   -----    -----
  Benefit obligation at end of year........  $ 9,302   $ 5,844   $ 363    $ 314
                                             -------   -------   -----    -----
Change in Plan Assets
  Fair value of plan assets at beginning of
     year..................................  $ 4,757   $ 3,714   $  --    $  --
  Actual return on plan assets.............      (69)      782      --       --
  Employer contributions...................      455       300       7        7
  Plan participants' contributions.........       --        --       6        5
  Benefits paid............................      (40)      (39)    (13)     (12)
                                             -------   -------   -----    -----
  Fair value of plan assets at end of
     year..................................  $ 5,103   $ 4,757   $  --    $  --
                                             -------   -------   -----    -----
  Underfunded status of the plan...........  $(4,199)  $(1,087)  $(363)   $(314)
  Unrecognized prior service cost..........      764       456    (168)    (139)
  Unrecognized net actuarial loss (gain)...      755    (1,248)   (128)    (194)
                                             -------   -------   -----    -----
  Accrued benefit cost.....................  $(2,680)  $(1,879)  $(659)   $(647)
                                             =======   =======   =====    =====

     The components of net pension and net periodic postretirement benefit costs are as follows (in thousands):

                                                                DEFINED BENEFIT PLANS
                                                              -------------------------
                                                               2000    1999      1998
                                                              ------   -----   --------
Service cost................................................  $1,014   $ 797    $  748
Interest cost...............................................     548     383       362
Expected return on plan assets..............................    (422)   (320)     (219)
Amortization of prior service cost..........................      98      69        69
Recognized net actuarial loss...............................      17      10        40
                                                              ------   -----    ------
Net periodic benefit cost...................................  $1,255   $ 939    $1,000
                                                              ======   =====    ======

                                                                POSTRETIREMENT
                                                                BENEFIT PLANS
                                                              ------------------
                                                              2000   1999   1998
                                                              ----   ----   ----
Service cost................................................  $ 16   $19    $ 19
Interest cost...............................................    24    21      22
Expected return on plan assets..............................    --    --      --
Amortization of prior service cost..........................   (11)  (11)    (11)
Recognized net actuarial gain...............................   (10)   (8)     (8)
                                                              ----   ---    ----
Net periodic benefit cost...................................  $ 19   $21    $ 22
                                                              ====   ===    ====

     Assumptions used to determine net pension and net periodic postretirement benefit costs are as follows:

                                                              DEFINED BENEFIT PLANS
                                                              ---------------------
                                                              2000    1999    1998
                                                              -----   -----   -----
Weighted average assumptions as of December 31:
Discount rate...............................................  7.50%   7.50%   6.75%
Expected return on plan assets..............................  8.50%   8.50%   8.50%
Rate of compensation increase...............................  6.00%   4.00%   4.00%

                                                                POSTRETIREMENT
                                                                BENEFIT PLANS
                                                              ------------------
                                                              2000   1999   1998
                                                              ----   ----   ----
Weighted average assumptions as of December 31:
Discount rate...............................................  7.25%  7.50%  6.75%
Expected return on plan assets..............................    --     --     --
Rate of compensation increase...............................    --     --     --

     Due to the nature of the postretirement benefit plan, no increase is assumed in the Company's obligation due to any increases in the per capita cost of covered health care benefits.

     In addition to the defined benefit plan, the nonqualified deferred compensation plan, and the postretirement benefit plan, the Company also maintains a Savings Incentive Plan, which covers substantially all full-time employees and all part-time employees employed for a minimum of 90 consecutive days. Participants can contribute up to 15% of their base earnings as pretax contributions. The Company will match at least 25% of the first 5% of base earnings contributed in any given year. These matching funds are subject to certain vesting requirements. The expense to the Company for matching funds for the years ended December 31, 2000, 1999, and 1998 was $1,094,000, $1,220,000,
and $918,000, respectively.

10.  COMMITMENTS AND CONTINGENCIES

     In December 2000, a complaint seeking class action status on behalf of a nationwide class of home mortgage borrowers was filed against Radian in the United States District Court for the Middle District of North Carolina (Greensboro Division). The complaint alleges that Radian violated Section 8 of the Real Estate Settlement Procedures Act ("RESPA") which generally prohibits the giving of any fee, kickback or thing of value pursuant to any agreement or understanding that real estate settlement services will be referred. The complaint asserts that the pricing of pool insurance, captive reinsurance, contract underwriting, performance notes and other, unidentified "structured transactions," should be interpreted as imputed kickbacks made in exchange for the referral of primary mortgage insurance business, which, according to the complaint, is a settlement service under RESPA. The complaint seeks injunctive relief and damages of three times the amount of any mortgage insurance premiums paid by persons who were referred to Radian pursuant to the alleged agreement or understanding. The plaintiffs in the lawsuit are represented by the same group of plaintiffs' lawyers who last year filed similar lawsuits against other providers of primary mortgage insurance in federal court in Georgia. The Georgia court dismissed those lawsuits for failure to state a claim. Three of those lawsuits were settled prior to appeal; two are currently on appeal. Radian has responded to the complaint by filing a motion to dismiss. Because this case is at a very early stage, it is not possible to evaluate the likelihood of an unfavorable outcome or to estimate the amount or range of potential loss.

     In addition to the above, the Company is involved in certain litigation arising in the normal course of its business. The Company is contesting the allegations in each such other action and believes, based on current knowledge and consultation with counsel, that the outcome of such litigation will not have a material adverse effect on the Company's consolidated financial position or results of operations.

     Radian utilizes its underwriting skills to provide an outsource contract underwriting service to its customers. Radian often gives recourse to its customers on loans it underwrites for compliance. If the loan does not meet agreed-upon guidelines and is not salable in the secondary market for that reason, Radian agrees to remedy the situation either by placing mortgage insurance coverage on the loan, by purchasing the loan, or indemnifying the loan against future loss. During 2000, less than 1% of all loans were subject to these remedies and the costs associated with these remedies were immaterial.

     The Company leases office space for use in its underwriting, sales, loan workout, and administrative support operations. Net rental expense in connection with these leases totaled $2,970,000, $3,145,000, and $3,000,000 in 2000, 1999,
and 1998, respectively. The commitment for noncancelable operating leases in future years is as follows (in thousands):

2001........................................................   $2,875
2002........................................................    2,265
2003........................................................    1,408
2004........................................................      309
2005........................................................      236
                                                               ------
                                                               $7,093
                                                               ======

     The commitment for noncancelable operating leases in future years has not been reduced by future minimum sublease rental payments aggregating approximately $1,844,000.

11.  QUARTERLY FINANCIAL DATE (UNAUDITED)

                                                                  2000 QUARTER
                                              ----------------------------------------------------
(IN THOUSANDS, EXCEPT PER-SHARE INFORMATION)   FIRST      SECOND     THIRD      FOURTH      YEAR
--------------------------------------------  --------   --------   --------   --------   --------
Net premiums written.......................   $135,606   $128,936   $136,147   $143,583   $544,272
Net premiums earned........................    127,297    129,539    130,236    133,799    520,871
Net investment income......................     18,827     20,304     21,179     22,636     82,946
Provision for losses.......................     38,782     38,005     38,251     39,288    154,326
Policy acquisition and other expenses......     26,713     25,492     26,931     29,502    108,638
Net income.................................     58,600     61,858     64,069     64,411    248,938
Net income per share (1)(2)................   $   1.53   $   1.60   $   1.66   $   1.66   $   6.44
Average shares outstanding (1).............     37,864     38,138     38,192     38,380     38,149

                                                                1999 QUARTER
                                             ---------------------------------------------------
                                              FIRST      SECOND     THIRD     FOURTH      YEAR
                                             --------   --------   -------   --------   --------
Net premiums written.......................  $111,355   $115,907   $95,537   $129,018   $451,817
Net premiums earned........................   112,493    116,319   120,031    123,792    472,635
Net investment income......................    15,913     16,814    16,439     18,093     67,259
Provision for losses.......................    44,242     43,312    42,519     44,070    174,143
Policy acquisition and other expenses......    33,130     32,255    31,122     24,929    121,436
Merger expenses............................     2,833     22,697    11,353        883     37,766
Net income.................................    37,353     25,094    37,488     48,203    148,138
Net income per share(1) (2)................  $   0.97   $   0.64   $  0.97   $   1.25   $   3.83
Average shares outstanding (1).............    37,723     37,891    37,765     38,046     37,856

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

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Radian Group Inc.
Philadelphia, Pennsylvania

     We have audited the consolidated balance sheets of Radian Group Inc. and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in common stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger of CMAC Investment Corporation and Amerin Guaranty Corporation ("Amerin"), which has been accounted for as a pooling of interests as described in Note 1 to the consolidated financial statements. We did not audit the related statements of income, changes in common stockholders' equity, and cash flows of Amerin for the year ended December 31, 1998, which statements reflect total revenues of $145,927,000 for the year ended December 31, 1998. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Amerin for 1998, is based solely on the report of such other auditors.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Radian Group Inc. and subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

[Deloitte&Touche SIG]

Deloitte & Touche LLP
Philadelphia, Pennsylvania
March 2, 2001

                               RADIAN GROUP INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION

     The following is a "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

     The statements contained herein that are not historical facts are forward-looking statements. Actual results may differ materially from those projected in the forward-looking statements. These forward-looking statements involve risks and uncertainties including, but not limited to, the following risks: that interest rates may increase rather than remain stable or decrease; that housing demand may decrease for any number of reasons, including changes in interest rates, adverse economic conditions, or other reasons; that Radian's market share may decrease as a result of changes in underwriting criteria by Radian or its competitors, or other reasons; and changes in the performance of the financial markets, in the demand for and market acceptance of Radian products, increased competition from government programs and the use of substitutes for mortgage insurance, and in general financial conditions. Investors are also directed to other risks discussed in documents filed by the Company with the Securities and Exchange Commission.

2000 COMPARED TO 1999

     Net income for 2000 was $248.9 million, a 68.0% increase compared to $148.1 million for 1999. However, net income for 1999 included merger expenses (net of tax) of $34.4 million and without these merger expenses, net income for 1999 was $182.6 million. This represents an increase of 36.4% or $66.3 million from 1999 to 2000. This improvement in net income, excluding merger expenses, was a result of growth in premiums earned and net investment income combined with a lower provision for losses and a reduction in policy acquisition costs and other operating expenses.

     New primary insurance written during 2000 was $24.9 billion, a 25.0% decrease compared to $33.3 billion for 1999. This decrease in Radian's primary new insurance written volume in 2000 was partially due to a 14.0% decrease in new insurance written volume in the private mortgage insurance industry compared to 1999. In addition, Radian's market share of the industry decreased to 15.2% for the year ended December 31, 2000 as compared to 17.5% for the same period of 1999. Radian believes the market share decline was due in part to the reduction in business provided by a few of the largest national accounts, which rebalanced their mortgage insurance allocation after the merger. In addition, the Company believes that it had a relatively low market share of certain large bulk transactions which are included in industry new insurance written figures. For the year ended December 31, 2000, Radian wrote $1.2 billion of such bulk transactions. In 2000, Radian reduced the volume of pool insurance it wrote to $187.9 million of risk written as compared to $421.2 million in 1999. Most of this pool insurance volume relates to a group of structured transactions composed primarily of Fannie Mae- and Freddie Mac-eligible conforming mortgage loans ("GSE Pool") that are geographically well dispersed throughout the United States and have lower average loan-to-value ratios than Radian's primary business. This business contains loans with loan-to-value ratios above 80% which have primary insurance that places the pool insurance in a secondary loss position and loans with loan-to-value ratios of 80% and below for which the pool coverage is in a first loss position. The performance of this business written in prior years has been better than anticipated although the business is relatively young and the historical performance might not be an indication of future performance. Under a pool insurance transaction, the exposure to Radian on each individual loan is uncapped; however, the aggregate stop-loss percentage (typically 1.0% to 1.5% of the aggregate original loan balance in the Fannie Mae/Freddie Mac transactions) is the maximum that can be paid out in losses before the insurer's exposure terminates. The Company expects its pool insurance activity to continue at the current reduced levels during 2001. Premium rates on such pool insurance are significantly lower than on primary insurance loans due to the low stop-loss levels, which limit the overall risk exposure to Radian, and the focus of such product on high-quality primary insurance customers. Standard & Poor's Insurance Rating Service ("S&P"), Moody's Investors Service ("Moody's") and Fitch Investors Service, Inc. ("Fitch") have determined that the capital requirements to support such pool insurance will be significantly more stringent than on primary insurance due to the low premium rates and low stop-loss levels which increase expected losses as a percentage of risk outstanding.


     Mortgage insurance industry volume in 2000 was negatively impacted by relatively higher interest rates which affected the entire mortgage industry for most of the year. The trend toward higher interest rates, which began in the third quarter of 1999, caused refinancing activity during 2000 to decline to normal levels and contributed to the decrease in the mortgage insurance industry new insurance written volume for 2000. Radian's refinancing activity as a percentage of primary new insurance written was 14.0% for 2000 as compared to 27.0% for 1999. However, a decrease in interest rates during the fourth quarter of 2000 resulted in an increase in refinancing activity for Radian during the quarter to 17.0% of primary new insurance written as compared to 12.0% for the third quarter of 2000. The persistency rate, which is defined as the percentage of insurance in force that is renewed in any given year, was

78.2% for 2000 as compared to 75.0% for 1999. This increase was consistent with the declining level of refinancing activity during most of 2000, which caused the cancellation rate to decrease. The expectation for 2001 is a higher industry volume and lower persistency rates, influenced by lower interest rates.

     Radian insures non-traditional loans, specifically Alternative A and A minus loans (collectively, referred to as "non-prime" business). Alternative A borrowers have an equal or better credit profile than Radian's typical insured borrowers, but these loans are underwritten with reduced documentation and verification of information. Radian typically charges a higher premium rate for this business due to the reduced documentation, but does not consider this business to be significantly more risky than its normal primary business. The A minus loan programs typically have non-traditional credit standards that are less stringent than standard credit guidelines. To compensate for this additional risk, Radian receives a higher premium for insuring this product that Radian believes is commensurate with the additional default risk. During 2000, non-prime business accounted for $5.4 billion or 21.5% of Radian's new primary insurance written as compared to $3.5 billion or 9.7% for the same period in 1999.

     In the third quarter of 2000, the Company began to insure mortgage-related assets in a Pennsylvania domiciled insurer, Radian Insurance Inc. ("Radian Insurance"). Radian Insurance is rated AA by S&P and Aa3 by Moody's and was formed to write credit insurance and financial guaranty insurance on assets that are not permitted to be insured by monoline mortgage guaranty insurers. Such assets include manufactured housing loans, second mortgages, home equity loans and mortgages with loan-to-value ratios above 100%. During 2000, Radian Insurance wrote $1.6 billion of insurance which represented $211.0 million of risk. Such business is similar to mortgage guaranty insurance, however, the structures can vary and thus premium rates and commensurate risk levels will be variable.

     Net premiums earned in 2000 were $520.9 million, a 10.2% increase compared to $472.6 million for 1999. This increase, which was greater than the increase in insurance in force, reflected the change in the mix of new insurance written volume originated by Radian during the second half of 1999 and throughout 2000. This change in mix included a higher percentage of loans with loan-to-value ratios of 95% or higher and non-prime business. These types of business have higher premium rates, which are commensurate with the increased level of risk associated with the insurance. Radian's higher loan-to-value activity was 45.0% for 2000 as compared to 41.0% for 1999 and the non-prime business accounted for 21.5% of Radian's new primary insurance written in 2000 as compared to 9.7% for 1999. The reduced level of refinancing activity and the resulting increase in persistency led to an increase in direct primary insurance in force during 2000 of 3.9%, from $97.1 billion at December 31, 1999 to $100.9 billion at December 31, 2000. GSE Pool risk in force also grew to $1.1 billion at December 31, 2000, an increase of 4.2% for the year. Radian and the industry have entered into risk-sharing arrangements with various customers that are designed to allow the customer to participate in the risks and rewards of the mortgage insurance business. One such product is captive reinsurance, in which a mortgage lender sets up a mortgage reinsurance company that assumes part of the risk associated with that lender's insured book of business. In most cases, the risk assumed by the reinsurance company is an excess layer of aggregate losses that would be penetrated only in a situation of adverse loss development. For 2000, premiums ceded under captive reinsurance arrangements were $39.5 million, or 7.6% of total premiums earned during 2000, as compared to $27.5 million, or 5.8% of total premiums earned for the same period of 1999. New primary insurance written under captive reinsurance arrangements was $8.1 billion, or 32.6% of total new primary insurance written in 2000 as compared to $13.7 billion, or 41.3% of total new primary insurance written in 1999.

     Net investment income for 2000 was $82.9 million, a 23.3% increase compared to $67.3 million in 1999. This increase was a result of continued growth in invested assets primarily due to positive operating cash flows of $280.0 million during 2000. The Company has continued to invest some of its new operating cash flows in tax-advantaged securities, primarily municipal bonds, although the Company did modify its investment policy to allow the purchase of various other asset classes, including common stock and convertible securities, beginning in the second quarter of 1998 and some of the Company's cash flows have been used to purchase these classes of securities. The Company's intent is to target the common equity exposure at a maximum of 5% of the investment portfolio's market value while the convertible securities and mortgage-backed securities exposures are targeted not to exceed 10% each. The Company expects no material long-term impact on total investment returns as a result of this investment asset diversification.

     The provision for losses was $154.3 million in 2000, a decrease of 11.4% compared to $174.1 million in 1999. This decrease was due to a reduction from 1999 to 2000 in the percentage of delinquencies on higher loan-to-value loans which have higher loss reserves per default and a decrease in loss severity due to strong property value appreciation. Claim activity is not evenly spread throughout the coverage period of a book of business. Relatively few claims are received during the first two years following issuance of the policy. Historically, claim activity has reached its highest level in the third through fifth years after the year of loan origination. Approximately 76.0% of Radian's primary risk in force and almost all of Radian's pool risk in force at December 31, 2000 had not yet reached its anticipated highest claim frequency years. Due to the high cancellation rates and strong new insurance volume in 1998 and the first half of 1999, this percentage of newer risk in force is significantly higher than normal levels. Radian's overall default rate at December 31, 2000 was 1.6% as compared to 1.5% at December 31, 1999, while the default rate on the primary business was 2.3% at December 31, 2000 as compared to 2.2% at December 31, 1999. The increase in Radian's overall default rate could be a result of the slowing economy. A strong economy generally results in better loss experience and a decrease in the overall level of losses. A continued weakening of the economy could negatively impact Radian's overall default rates, which would result in an increase in the provision for losses. The number of defaults rose from 22,151 at December 31, 1999 to 26,520 at December 31, 2000 and the average loss reserve per default declined from $15,071 at the end of 1999 to $14,707 at December 31, 2000. The decrease in average loss reserve per default was primarily the result of a decline in the Company's percentage of higher loan-to-value loans in default which results in a lower overall reserve per default as lower loan-to-value loans are perceived as having a lower risk of claim incidence. The percentage of loans in default with loan-to-value ratios of 90.01% or higher decreased to 45.2% as of December 31, 2000 as compared to 47.9% as of December 31, 1999. The default rate in California was 1.5% (including pool) at December 31, 2000 as compared to 1.8% at December 31, 1999 and claims paid in California during 2000 were $15.8 million, representing approximately 16.1% of total claims as compared to 26.8% in 1999. California represented approximately 16.8% of primary risk in force at December 31, 2000 as compared to 17.2% at December 31, 1999. The default rate in Florida was 2.7% (including pool) at December 31, 2000 as compared to 3.1% at December 31, 1999 and claims paid in Florida during 2000 were $13.3 million, representing approximately 13.6% of total claims as compared to 13.4% in 1999. Florida represented 7.4% of primary risk in force at December 31, 2000 and 1999. Radian has reported an increased number of defaults on the non-prime business insured beginning in 1997. Although the default rate for this business is higher than on Radian's normal books of business, it is within the expected range for this type of business, and the higher premium rates charged are expected to compensate for the increased level of risk. The number of non-prime loans in default at December 31, 2000 was 2,690, which represented 13.1% of the total number of primary loans in default and the default rate on this business was 4.1% as of December 31, 2000 as compared to the primary default rate on Radian's prime business of 2.3% at the end of 2000. Direct losses paid in 2000 were $93.3 million as compared to direct losses paid during 1999 of $88.2 million, an increase of 5.8%. The severity of loss payments has declined due to property value appreciation, but any negative impact on future property values would most likely increase the loss severity.

     Underwriting and other operating expenses were $108.6 million for 2000, a decrease of 10.5% compared to $121.4 million for 1999. These expenses consisted of policy acquisition expenses, which relate directly to the acquisition of new business, and other operating expenses, which primarily represent contract underwriting expenses, overhead, and administrative costs.

     Policy acquisition costs were $51.5 million in 2000, a decrease of 12.4% compared to $58.8 million in 1999. This decrease reflects the synergies achieved as a result of the merger and the decrease in the level of new insurance written for 2000 as compared to 1999. Other operating expenses for 2000 were $57.2 million, a decrease of 8.8% compared to $62.7 million for 1999. This reflects a decrease in expenses associated with contract underwriting services offset by an increase in expenses associated with the Company's administrative and support functions. Contract underwriting expenses for 2000 included in other operating expenses were $20.3 million as compared to $32.4 million for 1999, a decrease of 37.5%. However, contract underwriting expenses were $6.8 million for the fourth quarter of 2000 as compared to $6.9 million for the same period in 1999. This $12.1 million decrease in contract underwriting expenses during 2000 reflected the decreased demand for contract underwriting services throughout the first nine months of 2000 as mortgage origination volume declined; however, the increase in expenses for the fourth quarter of 2000 reflected the increasing demand for contract underwriting services as more lenders took advantage of the integration of the contract underwriting process with Freddie Mac's Loan Prospector and Fannie Mae's Desktop Underwriter origination systems to eliminate back offices origination functions, combined with the decrease in interest rates toward the end of 2000 which resulted in an increase in the level of refinanced mortgage origination volume. Consistent with the decline in contract underwriting expenses, other income decreased 34.5% to $7.4 million in 2000 as compared to $11.3 million in 1999. During 2000, loans underwritten via contract underwriting accounted for 30.1% of applications, 26.2% of insurance commitments, and 19.4% of certificates issued by Radian as compared to 22.2% of applications, 18.8% of commitments, and 15.6% of certificates in 1999. In 2001, these percentages are expected to decrease if there is a continued increase in the level of refinancing as refinanced loans tend to have lower loan-to-value ratios and therefore contain a relatively low percentage of loans that require mortgage insurance.

     During 1999, the Company incurred merger-related expenses of $37.8 million. The Company incurred no additional merger-related expenses in 2000 related to the CMAC/Amerin merger and does not expect to incur any additional expenses related to this merger in 2001 or beyond.

     The effective tax rate for 2000 was 29.4% and, excluding merger costs (net of tax) of $34.4 million, the effective tax rate for the same period in 1999 was 29.0%. Eliminating the merger expenses of $37.8 million in 1999, operating income accounted for 73.2% of net income in 1999 as compared to 75.3% for the same period in 2000, thus resulting in an increase in effective tax rates for 2000.

1999 COMPARED TO 1998

     Net income for 1999 was $148.1 million, a 4.1% increase compared to $142.2 million for 1998. However, net income for 1999 included merger expenses (net of tax) of $34.4 million as compared to merger expenses (net of tax) of $714,000 in 1998. Without these merger expenses, net income for 1999 was $182.6 million as compared to $143.0 million for 1998, an increase of 27.7% or $39.6 million. This improvement in net income, excluding merger expenses, was a result of significant growth in premiums earned and net investment income, partially offset by a higher provision for losses, an increase in policy acquisition costs and other operating expenses, and a reduction in other income.

     New primary insurance written during 1999 was $33.3 billion, a 10.3% decrease compared to $37.1 billion for 1998. This decrease in Radian's primary new insurance written volume in 1999 was primarily due to a decline in Radian's market share of the industry volume, which fell to 17.5% for the year ended December 31, 1999 as compared to 19.3% for the same period of 1998. This decrease in market share was slightly offset by an increase in primary new insurance written volume in the private mortgage insurance industry for 1999 as compared to 1998 of $775.0 million or 0.4%. Radian believes the market share decline was primarily due to the reduction in business provided by a few of the largest national accounts, which rebalanced their mortgage insurance allocation after the merger. In 1999, Radian wrote a smaller amount of pool insurance, which represented an addition to risk written of $421.2 million as compared to $475.0 million in 1998. Most of this pool insurance volume related to GSE Pool business.

     Radian's volume in 1999 was positively impacted by relatively lower interest rates that affected the entire mortgage industry for most of the year. The trend toward lower interest rates, which began in the third quarter of 1997, caused refinancing activity during the first half of 1999 to continue at a higher rate than normal, and strong housing prices caused a large percentage of the refinanced loans to be closed without private mortgage insurance at a loan-to-value ratio of 80% or below. Therefore, the rate of growth in the private mortgage insurance industry, although substantial, was not as high as that of the entire mortgage market. An increase in interest rates during the third quarter of 1999 resulted in a decline in refinancing activity for Radian and contributed to the 15.2% decrease in the mortgage insurance industry new insurance written volume for the second half of 1999 compared to the same period in 1998. Radian's refinancing activity as a percentage of primary new insurance written was 27.0% for 1999 as compared to 34.0% in 1998; however, for the fourth quarter of 1999, that rate had declined to 13.0% from 20.0% in the third quarter of 1999 and 39.0% in the fourth quarter of 1998. The persistency rate was 75.0% for 1999 as compared to 66.6% for 1998. This increase was consistent with the declining level of refinancing activity during the second half of 1999, which caused the cancellation rate to decrease.

     Radian also became more involved in insuring non-conforming loans, specifically Alternative A and A minus loans, during 1999. In 1999, non-prime business accounted for $3.5 billion or 9.7% of Radian's new primary insurance written as compared to $1.7 billion or 4.7% for the same period in 1998.

     Net premiums earned in 1999 were $472.6 million, a 16.6% increase compared to $405.3 million for 1998. This increase reflected the insurance in force growth resulting from strong new insurance volume and pool insurance written during 1999, and was aided by the increase in persistency levels. The strong volume led to an increase in direct primary insurance in force during 1999 of 16.7%, from $83.2 billion at December 31, 1998 to $97.1 billion at December 31, 1999. Direct pool risk in force also grew to $1.4 billion at December 31, 1999 from $993.0 million at the end of 1998, an increase of 40.8% for the year. For 1999, premiums ceded under captive reinsurance arrangements were $27.5 million, or 5.8% of total premiums earned during 1999, as compared to $13.8 million, or 3.4% of total premiums earned for the same period of 1998. New primary insurance written under captive reinsurance arrangements was $13.7 billion, or 41.3% of total new primary insurance written in 1999 as compared to $9.7 billion, or 26.1% of total new primary insurance written in 1998.

     Net investment income for 1999 was $67.3 million, a 12.4% increase compared to $59.9 million in 1998. This increase was a result of continued growth in invested assets primarily due to positive operating

                               RADIAN GROUP INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
               OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

cash flows of $261.7 million during 1999. The Company continued to invest some of its new operating cash flows in tax-advantaged securities, primarily municipal bonds, although the Company did modify its investment policy to allow the purchase of various other asset classes, including common stock and convertible securities, beginning in the second quarter of 1998 and some of the Company's cash flows have been used to purchase these classes of securities.

     The provision for losses was $174.1 million in 1999, an increase of 4.7% compared to $166.4 million in 1998. This increase reflected an increase in the number of delinquent loans as a result of the significant growth and maturation of Radian's book of business over the past several years and the continued poor experience of certain "affordable housing" program loans insured in 1994 and 1995, especially in Florida. Approximately 65% of Radian's primary risk in force and almost all of Radian's pool risk in force at December 31, 1999 had not yet reached its anticipated highest claim frequency years. Due to the high cancellation rates and strong new insurance volume in 1998 and the first half of 1999, this percentage of risk in force was significantly higher than normal levels. Radian's overall default rate at December 31, 1999 was 1.5% as compared to 1.6% at December 31, 1998, while the default rate on the primary business was 2.2% at December 31, 1999 as compared to 2.1% at December 31, 1998. The decrease in Radian's overall default rate was a result of the continued strong economy and the relatively lower interest rates that have been experienced over the past few years. The number of defaults rose from 18,775 at December 31, 1998 to 22,151 at December 31, 1999 and the average loss reserve per default rose from $13,056 at the end of 1998 to $15,071 at December 31, 1999. The increase in average loss reserve per default reflected the Company's continued implementation of a more conservative reserve calculation for certain loans in default perceived as having a higher risk of claim incidence. In addition, an increase in the average loan balance and the coverage percentage on loans originated beginning in 1995 have necessitated a higher reserve balance on loans in a default status due to the increased ultimate exposure on these loans. The default rate in California was 1.8% (including pool) at December 31, 1999 as compared to 2.4% at December 31, 1998 and claims paid in California during 1999 were $24.4 million, representing approximately 26.8% of total claims as compared to 45.1% in 1998. California represented approximately 17.2% of primary risk in force at December 31, 1999 as compared to 18.6% at December 31, 1998. The default rate in Florida was 3.1% (including pool) at December 31, 1999 as compared to 3.3% at December 31, 1998 and claims paid in Florida during 1999 were $12.2 million, representing approximately 13.4% of total claims as compared to only 11.2% in 1998. Florida represented 7.4% of primary risk in force at December 31, 1999 and 1998. In addition, Radian reported an increased number of defaults on the non-prime business insured beginning in 1997 through 1999. Direct losses paid in 1999 were $88.2 million as compared to direct losses paid during 1998 of $105.5 million, a decrease of 16.5%.

     Underwriting and other operating expenses were $121.4 million for 1999, an increase of 2.7% compared to $118.2 million for 1998. These expenses consisted of policy acquisition and other operating expenses.

     Policy acquisition costs were $58.8 million in 1999, an increase of 0.5% compared to $58.5 million in 1998. This slight increase reflected the growth in variable sales- and underwriting-related expenses relating to Radian's continued strong levels of new insurance written, offset by the synergies realized in the second half of the year as a result of the merger. The Company continued development of its marketing infrastructure needed to support a focus on larger, national mortgage lenders in order to take advantage of the widespread consolidation and centralized decision making occurring in the mortgage lending industry. Other operating expenses for 1999 were $62.7 million, an increase of 4.9% compared to $59.7 million for 1998. Most of the increase was a result of an increase in expenses associated with the Company's administrative and support functions. Contract underwriting expenses for 1999 included in other operating expenses were $32.4 million as compared to $34.4 million for 1998, a decrease of 5.9%. This $2.0 million decrease in contract underwriting expenses during 1999 reflected the decreasing demand for contract underwriting services as mortgage origination volume declined. The additional costs related to running duplicate systems and other administrative operations during the integration process resulted in an increase in other operating expenses unrelated to contract underwriting of $8.0 million. During 1999, loans underwritten via contract underwriting accounted for 22.2% of applications, 18.8% of insurance commitments, and 15.6% of certificates issued by Radian as compared to 21.2% of applications, 17.9% of commitments, and 15.6% of certificates in 1998. In addition to the increase in contract underwriting volume, changing market conditions caused the cost of contract underwriting to increase during 1997 and 1998 due to the high demand for available resources. In addition, as the level of refinancing decreased, the demand for available resources also decreased, resulting in a decline in contract underwriting costs.

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

The Company incurred no additional merger-related expenses in 2000.

     The effective tax rate for 1999, excluding merger costs, net of tax, of $34.4 million, was 29.0% as compared to 28.3% for 1998. Eliminating the merger expenses of $37.8 million and $1.1 million for 1999 and 1998, respectively, operating income accounted for 73.2% of net income in 1999 as compared to 68.3% for the same period in 1998, thus resulting in the increase in effective tax rates for 1999.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's sources of funds consist primarily of premiums and investment income. Funds are applied primarily to the payment of Radian's claims and operating expenses. The Company generated positive cash flows from operating activities in 2000, 1999, and 1998 of $280.0 million, $261.7 million, and $191.8 million, respectively. The significant increases in operating cash flows reflect the growth in premiums written and insurance in force combined with a reduction in claims paid and other expenses. Positive cash flows are invested pending future payments of claims and other expenses; cash flow shortfalls, if any, are funded primarily through sales of short-term investments and other investment portfolio securities.

     Total investments were $1.8 billion at December 31, 2000, including $95.8 million of short-term investments with maturities of 90 days or less and $102.3 million of U.S. Treasury equivalents and government agency securities. At December 31, 2000, approximately 94.8% of the Company's investments consisted of money market and investment-grade, readily marketable, fixed-income securities, concentrated in maturities of greater than five years. In addition, at December 31, 2000, the Company's investment portfolio included $64.2 million of equity securities, which includes convertible debt and convertible preferred stock.

     Loss reserves increased from $335.6 million at December 31, 1999 to $390.0 million at December 31, 2000. This increase in loss reserves due to newly reported defaults and increases to loss reserves on existing defaults was a result of the continued growth of the in force insurance book and the increase in defaults on the non-prime book of business. In addition, an increase in the average loan balance and the coverage percentage on loans originated beginning in 1995 have necessitated a higher reserve balance on loans in a default status due to the increased ultimate exposure on these loans. Radian has experienced abnormally high early defaults on the 1994 and 1995 origination year books of business, which reflected the increase in "affordable housing" program loans insured in the period. Radian also experienced an increase in defaults under the non-prime programs insured starting in late 1997, which is a typical pattern for such business. Unearned premiums increased from $54.9 million at December 31, 1999 to $77.2 million at December 31, 2000 due to an increase in the popularity of annual and single premium products relating to pool insurance which generate significant unearned premium as compared to monthly premium product which is earned as it is received.

     Stockholders' equity plus redeemable preferred stock increased to $1.4 billion at December 31, 2000, an increase of 27.8% from $1.1 billion at December 31, 1999. This increase resulted primarily from net income for 2000 of $248.9 million, an increase in the market value of securities available for sale of $41.5 million, net of tax, and proceeds from the issuance of common stock of $24.7 million, partially offset by dividends of $7.8 million and the purchase of treasury stock of $2.2 million.

     As protection against a period of adverse loss development, Radian Guaranty has entered into a variable quota share reinsurance treaty for the primary books of business originated by Radian Guaranty in 1994, 1995, 1996, and 1997 as well as some portion of the pool book of business originated in 1997 by Radian Guaranty. As per the terms of the reinsurance treaties, Radian Guaranty receives variable quota share loss relief at levels ranging from 7.5% to 15.0% based upon the loss ratio on the covered book of business. A ceding commission is paid by the reinsurer to Radian Guaranty except for certain circumstances where the loss ratio on the covered book exceeds a stated level. These treaties remain in force for a period of ten years and are noncancelable by either party until after ten years have elapsed except under certain circumstances. Premiums are payable to the reinsurer on a quarterly basis net of ceding commissions due to Radian Guaranty and any losses calculated under the variable quota share coverage are recovered on a quarterly basis. At the end of the fourth, seventh, and tenth years of each treaty, depending on the extent of losses recovered to date on the calendar year quota share portion of the treaty, a calculation is made to determine an amount of Underwriting Year Excess Coverage, if any, due to Radian Guaranty. In addition, there is one other catastrophic excess loss treaty that covers Radian Guaranty's entire book of business in periods of catastrophic loss.

     As of December 31, 2000, the Company and its subsidiaries had plans to implement a new general ledger system at a cost of approximately $2.0 million.

     The Company believes that Radian will have sufficient funds to satisfy its claim payments and operating expenses and to pay dividends to the Company for at least the next 12 months. The Company also believes that it will be able to satisfy its long-term (more than 12 months) needs with cash flow from Radian. As a holding company, the Company conducts its principal operations through Radian. The Company's ability to pay dividends on the $4.125 Preferred Stock is dependent upon Radian's ability to pay dividends or make other distributions to the Company. Based on the Company's current intention to pay quarterly common stock dividends of approximately $0.03 per share, the Company will require distributions from Radian of $7.9 million annually to pay the dividends on the outstanding shares of $4.125 Preferred Stock and common stock. There are regulatory and contractual limitations on the payment of dividends or other distributions (See note 7 to the Consolidated Financial Statements.) The Company does not believe that these restrictions will prevent the payment by Radian or the Company of these anticipated dividends or distributions in the foreseeable future.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company manages its investment portfolio to achieve safety and liquidity, while seeking to maximize total return. The Company believes it can achieve these objectives by active portfolio management and intensive monitoring of investments. Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments. The market risk related to financial instruments of the Company primarily relates to the investment portfolio, which exposes the Company to risks related to interest rates, default prepayments, and declines in equity prices. Interest rate risk is the price sensitivity of a fixed income security to changes in interest rates. The Company views these potential changes in price within the overall context of asset and liability management. The Company's analysts estimate the payout pattern of the mortgage insurance loss reserves to determine their duration, which is the weighted average payments expressed in years. The Company sets duration targets for fixed income investment portfolios that the Company believes mitigates the overall effect of interest rate risk. As of December 31, 2000, the average duration of the fixed income portfolio was 6.3 years. Based upon assumptions the Company uses in its duration calculations, increases in interest rates of 100 and 150 basis points would cause decreases in the market value of the fixed maturity portfolio (excluding short-term investments) of approximately 5.1% and 7.5%, respectively. Similarly, a decrease in interest rates of 100 and 150 basis points would cause increases in the market value of the fixed maturity portfolio of approximately 5.2% and 7.8%, respectively.

     The Company had no foreign investments or non-investment grade fixed income securities in its investment portfolio at December 31, 2000.

     At December 31, 2000, the market value and cost of the Company's equity securities were $64.2 million and $58.9 million. The Company is exposed to equity price risk as a result of its investment in equity securities. However, this risk is minimal due to the relatively minor component of the overall portfolio consisting of equity securities.

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

LARRY E. SWEDROE
Principal
Buckingham Asset
Management, Inc.

OFFICERS

FRANK P. FILIPPS
Chairman and Chief Executive Officer

ROY J. KASMAR
President and Chief Operating Officer

C. ROBERT QUINT
Executive Vice President
Chief Financial Officer

HOWARD S. YARUSS
Senior Vice President
Secretary and General Counsel

ANDREW R. LUCZAKOWSKY
Senior Vice President
Chief Technology Officer

                           STOCKHOLDERS' INFORMATION

ANNUAL MEETING

The annual meeting of stockholders of Radian Group Inc. will be held on Tuesday, May 1, 2001, at 9:00 a.m. at 1601 Market Street, 11th floor, Philadelphia, Pennsylvania.

10-K REPORT

Copies of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission will be available without charge after March 31, 2001, to stockholders upon written request to:

SECRETARY

Radian Group Inc.
1601 Market Street
Philadelphia, PA 19103

TRANSFER AGENT AND REGISTRAR

Bank of New York
P.O. Box 11002
Church Street Station
New York, NY 10286
212 815.2286

CORPORATE HEADQUARTERS

1601 Market Street
Philadelphia, PA 19103
215 564.6600

COMMON STOCK

     Radian Group Inc. common stock is listed on The New York Stock Exchange under the symbol RDN. At December 31, 2000, there were 37,907,777 shares outstanding and approximately 8,000 holders of record. The following table sets forth the high and low sales prices of the Company's common stock on The New York Stock Exchange Composite Tape:

                                                        1999               2000
                                                    -------------      -------------
                                                    HIGH      LOW      HIGH      LOW
                                                    ----      ---      ----      ---
1st Quarter.......................................   51       35        48 1/2   34 9/16
2nd Quarter.......................................   51 5/16  33 5/16   59 1/2   45 5/16
3rd Quarter.......................................   55 9/16  42        71 9/16  51 3/4
4th Quarter.......................................   55 3/16  41 1/4    76 5/8   60 7/16

     Cash dividends for each share of the Company's common stock were $0.03 for each quarter of 1999 and 2000.

(C)2001 Radian Group Inc.
Printed entirely on environmentally sensitive paper.
Design: Inc Design, incdesign.com