Form 10-Q
period 2001-03-31
RADIAN GROUP INC
filed 2001-05-15
CIK 890926

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
                                 MARCH 31, 2001

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

Yes  X    No ________

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 46,378,897 shares of Common Stock, $0.001 par value, outstanding on May 9, 2001.

                       RADIAN GROUP INC. AND SUBSIDIARIES

                                      INDEX

                                                                                             PAGE NUMBER
Part I - Financial Information

         Consolidated Balance Sheets - March 31, 2001 (Unaudited) and
                  December 31, 2000....................................................            3

         Consolidated Statements of Income - For the quarters ended
                  March 31, 2001 (Unaudited) and 2000 (Unaudited).......................           4

         Consolidated Statement of Changes in Common Stockholders'
                  Equity - For the quarter ended March 31, 2001 (Unaudited).............           5

         Consolidated Statements of Cash Flows - For the quarters ended
                  March 31, 2001 (Unaudited) and 2000 (Unaudited).......................           6

         Notes to Unaudited Consolidated Financial Statements...........................           7 - 9

         Management's Discussion and Analysis of Results of
                  Operations and Financial Condition....................................          10 - 15

         Quantitative and Qualitative Disclosures about Market Risk.....................          15

Part II - Other Information, as applicable..............................................          16 - 17

Signature...............................................................................          18

RADIAN GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS



                                                                                       March 31          December 31
                                                                                           2001                 2000
                                                                                    -----------          -----------
                                                                                    (Unaudited)
(In thousands, except share amounts)

Assets
     Investments
         Fixed maturities held to maturity - at amortized cost (fair value
           $493,051 and $490,792) .........................................         $   468,822          $   469,591
         Fixed maturities available for sale - at fair value
           (amortized cost $2,209,939 and $1,087,191) .....................           2,246,213            1,120,840
         Trading securities - at fair value (cost $13,238) ................              11,629                 --
         Equity securities - at fair value (cost $60,465 and $58,877) .....              59,871               64,202
         Short-term investments ...........................................             165,303               95,824
     Cash .................................................................              14,231                2,424
     Investment in affiliates .............................................             146,603                 --
     Deferred policy acquisition costs ....................................             126,320               70,049
     Prepaid federal income taxes .........................................             287,514              270,250
     Provisional losses recoverable .......................................              43,095               43,740
     Other assets .........................................................             250,762              135,891
                                                                                    -----------          -----------
                                                                                    $ 3,820,363          $ 2,272,811
                                                                                    ===========          ===========
Liabilities and Stockholders' Equity
     Unearned premiums ....................................................         $   450,843          $    77,241
     Reserve for losses ...................................................             524,898              390,021
     Short-term debt ......................................................             173,724                 --
     Long-term debt .......................................................              75,000                 --
     Federal income taxes, principally deferred ...........................             358,932              291,294
     Accounts payable and accrued expenses ................................             181,647              112,058
                                                                                    -----------          -----------
                                                                                      1,765,044              870,614
                                                                                    -----------          -----------
     Redeemable preferred stock, par value $.001 per share;
         800,000 shares issued and outstanding - at
         redemption value .................................................              40,000               40,000
                                                                                    -----------          -----------

Common stockholders' equity
     Common stock, par value $.001 per share; 80,000,000 shares authorized;
         46,306,704 shares and 37,907,777 shares issued
         and outstanding ..................................................                  46                   38
     Treasury stock; 37,706 shares redeemed ...............................              (2,159)              (2,159)
     Additional paid-in capital ...........................................           1,126,490              549,154
     Retained earnings ....................................................             868,025              789,831
     Accumulated other comprehensive income ...............................              22,917               25,333
                                                                                    -----------          -----------
                                                                                      2,015,319            1,362,197
                                                                                    -----------          -----------
                                                                                    $ 3,820,363          $ 2,272,811
                                                                                    ===========          ===========


            See notes to unaudited consolidated financial statements.

RADIAN GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                     Quarter Ended
                                                                       March 31
                                                                   2001               2000
                                                                   ----               ----
(In thousands, except per-share amounts)
Revenues:
   Premiums written:
       Direct .......................................         $ 172,128          $ 147,008
       Assumed ......................................                 1                  4
       Ceded ........................................           (11,880)           (11,406)
                                                              ---------          ---------

   Net premiums written .............................           160,249            135,606
   Increase in unearned premiums ....................            (4,486)            (8,309)
                                                              ---------          ---------

   Premiums earned ..................................           155,763            127,297
   Net investment income ............................            28,020             18,827
   Gain on sales of investments .....................             1,823                851
   Equity in net income of affiliates ...............            12,044               --
   Other income .....................................             6,292              1,350
                                                              ---------          ---------
                                                                203,942            148,325
                                                              ---------          ---------
Expenses:
   Provision for losses .............................            49,272             38,782
   Policy acquisition costs .........................            17,041             13,262
   Other operating expenses .........................            23,958             13,451
   Interest expense .................................             1,401               --
                                                              ---------          ---------
                                                                 91,672             65,495
                                                              ---------          ---------
Pretax income .......................................           112,270             82,830
Provision for income taxes ..........................           (32,113)           (24,230)
                                                              ---------          ---------

Net income ..........................................            80,157             58,600
Dividends to preferred stockholder ..................               825                825
                                                              ---------          ---------

Net income available to common stockholders .........         $  79,332          $  57,775
                                                              =========          =========

Basic net income per share ..........................         $    1.94          $    1.54
                                                              =========          =========

Diluted net income per share ........................         $    1.91          $    1.53
                                                              =========          =========

Average number of common shares outstanding - basic .            40,837             37,419
                                                              =========          =========

Average number of common and common equivalent shares
outstanding - diluted ...............................            41,519             37,864
                                                              =========          =========


            See notes to unaudited consolidated financial statements.

RADIAN GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY


                                                                                                  Accumulated Other
                                                                                                 Comprehensive
                                                                                                  Income (Loss)
                                                                                            ------------------------
                                                                                               Foreign    Unrealized
                                                                    Additional                Currency       Holding
                                                Common   Treasury      Paid-in   Retained  Translation         Gains
                                                 Stock      Stock      Capital   Earnings   Adjustment        Losses          Total
                                                 -----      -----      -------   --------   ----------        ------          -----
        (In thousands)
Balance, January 1, 2001 ....................      $38    $(2,159)    $549,154   $789,831      $    --       $ 25,333   $ 1,362,197
Comprehensive income:
  Net income (unaudited) ....................       --       --           --       80,157           --             --        80,157
  Unrealized foreign currency translation
    adjustment, net of tax benefit of $46
    (unaudited) .............................       --       --           --         --            (86)            --           (86)
  Unrealized holding gains arising
    during period, net of tax of
    $598 (unaudited) ........................       --       --           --         --             --          1,112
  Less:  Reclassification adjustment
    for net gains included in net income,
    net of tax of $1,853 (unaudited) ........       --       --           --         --             --         (3,442)
                                                                                                              --------
  Net unrealized loss on investments,
    net of tax benefit of $(1,255)
         (unaudited) ........................       --       --           --         --             --         (2,330)       (2,330)
                                                                                                                        -----------
Comprehensive income (unaudited) ............                                                                      --        77,741
Issuance of common stock (unaudited) ........        8       --        577,336       --             --             --       577,344
Dividends (unaudited) .......................       --       --           --       (1,963)          --             --        (1,963)
                                                   ---    -------    ---------   --------      -------       --------   -----------

Balance, March 31, 2001 (unaudited) .........      $46    $(2,159)  $1,126,490   $868,025      $   (86)      $ 23,003   $ 2,015,319
                                                   ===    =======    =========   ========      =======       ========   ===========


            See notes to unaudited consolidated financial statements.

RADIAN GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                             Quarter Ended
                                                                                March 31
                                                                            2001              2000
                                                                      ---------          ---------
         (In thousands)
Cash flows from operating activities ........................         $ 120,346          $  96,080
                                                                      ---------          ---------

Cash flows from investing activities:
  Proceeds from sales of investments available for sale .....           164,995             84,059
  Proceeds from sales of equity securities available for sale             2,084              4,349
  Proceeds from redemptions of investments available for sale             6,010              5,713
  Proceeds from redemptions of investments held to maturity .             1,355              3,398
  Purchases of investments available for sale ...............          (291,332)          (186,863)
  Purchases of equity securities available for sale .........            (2,733)            (4,451)
  Sales (purchases) of short-term investments, net ..........            17,148             (7,607)
  Sales (purchases) of property and equipment, net ..........                88             (1,282)
  Other .....................................................              (513)              (516)
                                                                      ---------          ---------

Net cash used in investing activities .......................          (102,898)          (103,200)
                                                                      ---------          ---------

Cash flows from financing activities:
  Proceeds from issuance of common stock ....................             3,319              4,653
  Acquisition costs .........................................            (6,997)              --
  Dividends paid ............................................            (1,963)            (1,936)
                                                                      ---------          ---------

Net cash (used in ) from financing activities ...............            (5,641)             2,717
                                                                      ---------          ---------

Increase (decrease) in cash .................................            11,807             (4,403)
Cash, beginning of period ...................................             2,424              7,507
                                                                      ---------          ---------

Cash, end of period .........................................         $  14,231          $   3,104
                                                                      =========          =========

Supplemental disclosures of cash flow information:

Income taxes paid ...........................................         $   6,164          $    --
                                                                      =========          =========
Interest paid ...............................................         $   2,625          $      62
                                                                      =========          =========


            See notes to unaudited consolidated financial statements.

                       RADIAN GROUP INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     1 - CONSOLIDATED FINANCIAL STATEMENTS

         The consolidated financial statements as of and for the three month period ended March 31, 2001, include the accounts of Radian Group Inc. (the "Company") and its subsidiaries, including its principal mortgage guaranty subsidiaries, Radian Guaranty Inc. and Amerin Guaranty Corporation (together referred to as "Radian"), its principal financial guaranty operating subsidiaries, Enhance Reinsurance Company and Asset Guaranty Insurance Company (together referred to as "Enhance"), and its principal minority owned asset-based subsidiaries Credit-Based Asset Servicing and Securitization LLC ("C-BASS") and Sherman Financial Group LLC ("Sherman"). For periods prior to this quarter, the financial statements do not include any results from operations from Enhance Financial Services Group Inc. ("Enhance Financial"). These statements are presented on the basis of accounting principles generally accepted in the United States of America.

         The financial information for the interim periods included herein is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or for any other period.

         Basic net income per share is based on the weighted average number of common shares outstanding, while diluted net income per share is based on the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of stock options. Preferred stock dividends are deducted from net income in the net income per share computation.

         For a summary of significant accounting policies and additional financial information, see the Radian Group Inc. Annual Report on Form 10-K for the year ended December 31, 2000.

     2 - ACQUISITION OF ENHANCE FINANCIAL

         On February 28, 2001, the Company acquired Enhance Financial for approximately $581.5 million representing the value of the Company's common stock and stock options issued in connection with the acquisition and other consideration in accordance with an Agreement and Plan of Merger, dated November 13, 2000, by and between the Company, a wholly-owned subsidiary of the Company and Enhance Financial. The acquisition, which was structured as a merger of a wholly-owned subsidiary of the Company with and into Enhance Financial, entitled Enhance Financial stockholders to receive 0.22 shares of the Company's common stock in a tax-free exchange for each share of Enhance Financial common stock that they owned at the time of the merger. The Company's stockholders continued to own their existing shares after the acquisition. The acquisition was treated as a purchase for accounting purposes, and accordingly, the assets and liabilities were recorded based on their fair values at the date of acquisition. The excess of purchase price over fair value of net assets acquired of $52.8 million represents the future value of insurance profits which will be amortized over a period that approximates the future life of the insurance book of business. The results of Enhance Financial's operations have been included in the Company's financial statements for the period from March 1, 2001 through March 31, 2001.

         The purchase price of Enhance Financial reflects the issuance of 8,462,861 shares of the Company's common stock at $65.813 per share which represents the average closing price of the Company's common stock for the three days preceding and following the announcement of the acquisition, and the issuance of 1,222,853 options to purchase shares of the Company's common stock to holders of options to purchase shares of Enhance Financial common stock. The value of the option grant was based on a Black-Scholes valuation model assuming an average life of 2.8 years, a risk-free interest rate of 4.75%, volatility of 43.4% and a dividend yield of 0.22%.

         In conjunction with the acquisition, the Company guaranteed payment of up to $12.5 million of a $25.0 million revolving credit facility issued to Sherman, a 45.5% owned affiliate of Enhance Financial. There were no drawdowns on the line of credit as of March 31, 2001.

                       RADIAN GROUP INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     3 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement, originally effective for fiscal years beginning after June 15, 1999, was deferred for one year when the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." The statement establishes accounting and reporting standards for derivative instruments and hedging activity and requires that all derivatives be measured at fair value and recognized as either assets or liabilities in the financial statements. Changes in the fair value of derivative instruments will be recorded each period in current earnings. This represents a change from the Company's prior accounting practices whereby these changes were recorded as a component of stockholders' equity. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - An Amendment of FASB Statement No. 133," which addressed certain issues causing implementation difficulties for entities that apply SFAS 133. The Company adopted SFAS 133, as amended, on January 1, 2001. Transactions that the Company has entered into that will be accounted for under SFAS 133, as amended, include convertible debt securities.

         Upon adoption of SFAS 133, the balance of the Company's convertible debt portfolio was approximately $104.6 million. SFAS 133 requires that the Company split its convertible debt securities into the derivative and debt host components. Over the term of the securities, increases in the debt instrument will be recorded in the Company's consolidated statement of changes in common stockholders' equity, through accumulated other comprehensive income. Concurrently, a deferred tax liability will be recognized as the recorded value of the debt host increases. Changes in the fair value of the derivative will be recorded to investment income or expense in the Company's consolidated statement of income. In connection with the adoption of SFAS 133, the Company reclassified $13.8 million from fixed maturities available for sale to trading securities on its consolidated balance sheet as of January 1, 2001. During the first quarter of 2001, the fair value of the Company's derivative instruments decreased to $11.6 million and the Company recognized $1.0 million, net of tax, of investment expense in the consolidated statement of income for the three months ended March 31, 2001.

         Adoption of SFAS 133, as amended, could result in volatility from period to period in investment income or expense as reported on the Company's consolidated statement of income. The Company is unable to predict the effect this volatility may have on its financial position or results of operations.

     4 - SUBSEQUENT EVENTS

         On May 1, 2001, the Company's board of directors authorized a stock split, in the form of a dividend of one additional share of the Company's common stock for each share owned by stockholders of record, subject to stockholder approval of the additional authorized shares needed to effect the split. The dividend will be accounted for as a two-for-one stock split and the par value of the Company's common stock will remain at $.001 per share. In addition, the Company's board of directors has voted to increase the quarterly dividend to $.02 per share of common stock outstanding after the split is effected.

     5 - SEGMENT REPORTING

         The Company has three reportable segments: mortgage insurance and related businesses, financial guaranty and credit-related insurance businesses and asset-based businesses. The mortgage insurance segment provides private mortgage insurance and risk management services to mortgage lending institutions located throughout the United States. Private mortgage insurance protects lenders from default-related losses on residential first mortgage loans made to homebuyers who make downpayments of less than 20% of the purchase price and facilitates the sale of these mortgages in the secondary market. The financial guaranty and credit-related insurance segment provides credit-related insurance coverage to meet the

                       RADIAN GROUP INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     needs of customers in a wide variety of domestic and international markets. The Company's largest insurance business within this segment is the provision of reinsurance to the monoline primary financial guaranty insurers for both municipal bonds and non-municipal obligations. The Company also provides trade credit reinsurance, financial responsibility bonds, excess-SIPC insurance and direct financial guaranty insurance. The asset-based business segment deals primarily with credit-based servicing and securitization of assets in underserved markets, in particular, the origination, purchase, servicing and securitization of special assets, including lottery awards, structured settlement payments, sub-performing/non-performing and seller financed residential mortgages and delinquent consumer assets. The Company's reportable segments are strategic business units, which are managed separately as each business requires different marketing and sales expertise.

         The Company evaluates performance based on net income. Summarized financial information concerning the Company's operating segments is presented in the following tables:

                                                             March 31, 2001
                                        -------------------------------------------------------
In thousands                             Mortgage      Financial    Asset-based    Consolidated
                                         Related       Guaranty
Revenues from external customers.....   $  150,453    $   11,425      $    177      $  162,055
Net investment income................       23,130         4,890            --          28,020
Net income before taxes..............       92,224         8,723        11,323         112,270
Segment assets.......................    2,382,142     1,245,323       192,898       3,820,363


                                                             March 31, 2000
                                        -------------------------------------------------------
In thousands                             Mortgage      Financial    Asset-based    Consolidated
                                         Related       Guaranty
Revenues from external customers.....   $  128,647    $       --      $     --      $  128,647
Net investment income................       18,827            --            --          18,827
Net income before taxes..............       82,830            --            --          82,830
Segment assets.......................    1,897,398            --            --       1,897,398

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

RESULTS OF CONSOLIDATED OPERATIONS

       Consolidated net income for the first quarter of 2001 was $80.2 million, a 36.8% increase compared to $58.6 million for the same quarter of 2000. This improvement was a result of growth in premiums earned and net investment income and the inclusion of equity in net income of affiliates, offset by an increase in provision for losses, policy acquisition costs and other operating expenses. As a result of the acquisition of Enhance Financial by the Company on February 28, 2001, net income for the first quarter of 2001 included the results from operations for March 2001 for Enhance Financial, which contributed $14.4 million to net income. Consolidated earned premiums increased $28.5 million or 22.4% from $127.3 million to $155.8 million with the inclusion of Enhance Financial contributing $11.2 million of the increase. Net consolidated investment income increased from $18.8 million for the first quarter of 2000 to $28.0 million in the same period of 2001, a 48.8% increase with Enhance Financial contributing $4.9 million of the increase. Equity in net income of affiliates for the quarter was $12.0 million. Consolidated provision for losses increased $10.5 million for the first quarter of 2001 from $38.8 million in the first quarter of 2000 to $49.3 million for the same period of 2001, an increase of 27.0% with the inclusion of Enhance Financial accounting for $2.8 million of the increase. Policy acquisition and other operating expenses also increased from the first quarter of 2000 by 53.5% from $26.7 million to $41.0 for the first quarter of 2001 and Enhance Financial accounted for $4.2 million of the increase. Diluted net income per share increased 25.2% from $1.53 per share in the first quarter of 2000 to $1.91 per share for the same period in 2001. The weighted average shares for the quarter included one month of outstanding shares issued in connection with the Enhance Financial acquisition.

MORTGAGE INSURANCE AND RELATED SERVICES - RESULTS OF OPERATIONS

       Net income for the first quarter of 2001 was $65.7 million, a 12.2% increase compared to $58.6 million for the first quarter of 2000. This improvement was a result of significant growth in premiums earned, net investment income and other income, offset by a higher provision for losses and an increase in policy acquisition costs and other operating expenses.

       New primary insurance written during the first quarter of 2001 was $8.6 billion, a 68.9% increase compared to $5.1 billion for the first quarter of 2000. This increase in Radian's primary new insurance written volume for the first quarter of 2001 was primarily due to a 52.8% increase in new insurance written volume in the private mortgage insurance industry for the first quarter of 2001 as compared to the first quarter of 2000. In addition, Radian's market share of the industry increased to 17.2% in the first quarter of 2001, compared to 15.5% for the same period of 2000. Radian believes the market share increase was due in part to an increase in the Company's share of new insurance written under bulk transactions which are included in industry new insurance written figures. During the first quarter of 2001, Radian wrote $1.3 billion of such transactions as compared to none in the same quarter of 2000. Radian's participation in the bulk transaction market is likely to vary significantly from quarter to quarter. In the first quarter of 2001, Radian wrote $33.1 million of pool insurance risk as compared to $90.3 million in the first quarter of 2000. Most of this pool insurance volume relates to a group of structured transactions composed primarily of Fannie Mae- and Freddie Mac-eligible

                       RADIAN GROUP INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                  (CONTINUED)

conforming mortgage loans ("GSE Pool"). This business contains loans with loan-to-value ratios above 80% which have primary insurance that places the pool insurance in a secondary loss position and loans with loan-to-value ratios of 80% and below for which the pool coverage is in a first loss position. The performance of this business written in prior years has been better than anticipated although the business is relatively young and the historical performance might not be an indication of future performance.

       Radian's volume in the first three months of 2001 was positively impacted by relatively lower interest rates that affected the entire mortgage industry. The trend toward lower interest rates, which began in the fourth quarter of 2000, caused refinancing activity at the beginning of 2001 to increase significantly and contributed to the increase in the industry new insurance volume for the first quarter of 2001. Radian's refinancing activity as a percentage of primary new insurance written was 36.0% for the first quarter of 2001 as compared to 13.0% for the same period in 2000. The persistency rate, which is defined as the percentage of insurance in force that is renewed in any given year, was 76.9% for the twelve months ended March 31, 2001 as compared to 78.2% for the twelve months ended March 31, 2000. This decrease was consistent with the increasing level of refinancing activity during the last quarter of 2000, which caused the cancellation rate to increase. The expectation for the second quarter of 2001 is strong industry volume and lower persistency rates, influenced by low interest rates.

       Radian insures non-traditional loans, specifically Alternative A and A minus loans (collectively, referred to as "non-prime" business). Alternative A borrowers have an equal or better credit profile than Radian's typical insured borrowers, but these loans are underwritten with reduced documentation and verification of information. Radian typically charges a higher premium rate for this business due to the reduced documentation, but does not consider this business to be significantly more risky than its prime business. The A minus loan programs typically have non-traditional credit standards which are less stringent than standard credit guidelines. To compensate for this additional risk, Radian receives a higher premium for insuring this product that Radian believes is commensurate with the additional default risk. During the first quarter of 2001, non-prime business accounted for $2.8 billion or 31.5% of Radian's new primary insurance written as compared to $852.2 million or 16.8% for the same period in 2000. Excluding bulk new insurance written, non-prime business accounted for 19.8% of new primary insurance written in the first quarter of 2001.

       In the third quarter of 2000, the Company began to insure mortgage-related assets in a Pennsylvania domiciled insurer, Radian Insurance Inc. ("Radian Insurance"). Radian Insurance is rated AA by Standard & Poor's Insurance Rating Service and Aa3 by Moody's Investors Service and was formed to write credit insurance and financial guaranty insurance on mortgage-related assets that are not permitted to be insured by monoline mortgage guaranty insurers. Such assets include second mortgages, manufactured housing loans, home equity loans and mortgages with loan-to-value ratios above 100%. During the first quarter of 2001, Radian Insurance wrote $1.1 billion of insurance which represented $187.0 million of risk. Such business is written under varying structures and thus premium rates and commensurate risk levels will vary on a deal by deal basis.

       Net premiums earned in the first quarter of 2001 were $144.6 million, a 13.6% increase compared to $127.3 million for the first quarter of 2000. This increase, which was greater than the increase in insurance in force, reflected the premiums earned in Radian Insurance of $5.5 million and the change in the mix of new insurance written volume originated by Radian during the second half of 2000 and through the first quarter of 2001, combined with the increase in new insurance volume. This change in mix included a higher percentage of non-prime business. This type of business has higher premium rates, which are commensurate with the increased level of risk associated with the insurance. The insurance in force growth resulting from strong new insurance volume in the first quarter of 2001 was offset slightly by the decrease in persistency levels. There was an increase in direct primary insurance in force for the quarter of 2.6%, from $100.9 billion at December 31, 2000 to $103.4 billion at March 31, 2001. GSE Pool risk in force also grew to $1.2 billion at March 31, 2001 from $1.1 billion at the end of 2000, an increase of 2.8% for the quarter.

          Radian and the industry have entered into risk-sharing arrangements with various customers that are designed to

                       RADIAN GROUP INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                  (CONTINUED)

allow the customer to participate in the risks and rewards of the mortgage insurance business. One such product is captive reinsurance, in which a mortgage lender sets up a mortgage reinsurance company that assumes part of the risk associated with that lender's insured book of business. In most cases, the risk assumed by the reinsurance company is an excess layer of aggregate losses that would be penetrated only in a situation of adverse loss development. For the first quarter of 2001, premiums ceded under captive reinsurance arrangements were $12.0 million, or 8.0% of total premiums earned during the period, as compared to $8.1 million, or 5.8% of total premiums earned for the same period of 2000. New primary insurance written under captive reinsurance arrangements was $2.8 billion, or 33.1% of total new primary insurance written for the first quarter of 2001 as compared to $1.7 billion, or 33.3% for the same period in 2000.

       Net investment income for the first quarter of 2001 was $23.1 million, a 22.9% increase compared to $18.8 million for the same period of 2000. This increase was a result of continued growth in invested assets primarily due to positive operating cash flows of $115.8 million during the first quarter of 2001. Radian has continued to invest some of its new operating cash flow in tax-advantaged securities, primarily municipal bonds, although the Company did modify its investment policy to allow the purchase of various other asset classes, including common stock and convertible securities, beginning in the second quarter of 1998 and some of Radian's cash flows have been used to purchase these classes of securities. The Company's intent is to target the common equity exposure at a maximum of 5% of the investment portfolio's market value while the convertible securities and mortgage-backed securities exposures are targeted not to exceed 10% each.

       The provision for losses was $46.4 million for the first three months of 2001, an increase of 19.8% compared to $38.8 million for the first three months of 2000. This increase reflected an increase in the number of delinquent loans as a result of the maturation of Radian's book of business over the past several years combined with an increase in defaults on the non-prime book of business. Claim activity is not spread evenly throughout the coverage period of a book of business. Relatively few claims are received during the first two years following issuance of the policy. Historically, claim activity has reached its highest level in the third through fifth years after the year of loan origination. Approximately 69.1% of Radian's primary risk in force and almost all of Radian's pool risk in force at March 31, 2001 had not yet reached its anticipated highest claim frequency years. Radian's overall default rate at March 31, 2001 was 1.7% as compared to 1.6% at December 31, 2000, while the default rate on the primary business was 2.5% at March 31, 2001 as compared to 2.3% at December 31, 2000. The increase in Radian's overall default rate could be a result of the slowing economy. A strong economy generally results in better loss experience and a decrease in the overall level of losses. A continued weakening of the economy could negatively impact Radian's overall default rates, which would result in an increase in the provision for losses. The number of defaults rose from 26,520 at December 31, 2000 to 28,572 at March 31, 2001 and the average loss reserve per default declined from $14,707 at the end of 2000 to $14,354 at March 31, 2001. The default rate in California was 1.7% (including pool) at March 31, 2001 as compared to 1.5% at December 31, 2000 and claims paid in California during the first quarter of 2001 were $1.9 million, representing approximately 8.3% of total claims as compared to 20.8% in 2000. California represented approximately 16.6% of primary risk in force at March 31, 2001 as compared to 16.8% at December 31, 2000. The default rate in Florida was 3.3% (including pool) at March 31, 2001 as compared to 2.7% at December 31, 2000 and claims paid in Florida during the first quarter of 2001 were $2.4 million, representing approximately 10.6% of total claims as compared to 16.5% in 2000. Florida represented approximately 7.4% of primary risk in force at March 31, 2001 and December 31, 2000. Radian has reported an increased number of defaults on non-prime business insured beginning in 1997. Although the default rate for this business is higher than on Radian's normal books of business, it is within the expected range for this type of business, and the higher premium rates charged are expected to compensate for the increased level of risk. The number of non-prime loans in default at March 31, 2001 was 3,609 which represented 16.3% of the total number of primary loans in default as compared to 2,690 at December 31, 2000 which represented 13.1% of the primary loans in default. The default rate on this business rose from 4.1% at December 31, 2000 to 4.4% at March 31, 2001 as compared to the primary default rate on Radian's prime business at March 31, 2001 and December 31, 2000 of 2.3%. Direct losses paid in the first quarter of 2001 declined to $21.8 million as compared to $23.3 million for the same quarter of 2000. The severity of loss payments has declined due to property value appreciation, but any negative impact on future property

                       RADIAN GROUP INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                  (CONTINUED)

values would most likely increase the loss severity.

       Underwriting and other operating expenses were $36.8 million for the first three months of 2001, an increase of 37.6% compared to $26.7 million for the same period of 2000. These expenses consisted of policy acquisition expenses, which relate directly to the acquisition of new business, and other operating expenses, which primarily represent contract underwriting expenses, overhead and administrative costs.

       Policy acquisition costs were $15.1 million in the first quarter of 2001, an increase of 14.1% compared to $13.3 million in the first quarter of 2000. This reflects an increase in expenses to support the higher new insurance written volume during the first quarter of 2001 as compared to the same period of 2000. In addition, the Company has continued development of its marketing infrastructure needed to support a focus on larger, national mortgage lenders in order to take advantage of the widespread consolidation and centralized decision making occurring in the mortgage lending industry. Other operating expenses for the first quarter of 2001 were $21.6 million, an increase of 60.9% compared to $13.5 million for the first quarter of 2000. This reflects an increase in expenses associated with contract underwriting services combined with an increase in expenses associated with the Company's administrative and support functions. Contract underwriting expenses for the first quarter of 2001 included in other operating expenses were $8.0 million as compared to $3.4 million for the same period in 2000, an increase of 135.2%. This $4.6 million increase in contract underwriting expenses during the first quarter of 2001 reflected the increasing demand for contract underwriting services as mortgage origination volume has increased. Consistent with the increase in contract underwriting expenses, other income related to contract underwriting services increased 148.9% to $3.3 million for the first quarter of 2001 as compared to $1.3 million for the same period in 2000. During the first three months of 2001, loans underwritten via contract underwriting accounted for 33.1% of applications, 29.7% of insurance commitments, and 21.3% of certificates issued by Radian as compared to 27.5% of applications, 23.6% of commitments and 16.8% of certificates in the first three months of 2000.

       The effective tax rate for the quarter ended March 31, 2001 was 28.7% as compared to 29.3% for the first quarter of 2000. Operating income accounted for 72.9% of pretax net income in the first quarter of 2001 as compared to 76.2% in the first quarter of 2000, thus resulting in the decrease in effective tax rate for the first quarter of 2001 as the tax advantaged investment income represented a larger share of pretax net income.

FINANCIAL GUARANTY INSURANCE - RESULTS OF OPERATIONS

       The financial guaranty insurance operations are conducted through Enhance and primarily involve the reinsurance and direct underwriting of financial guaranties of municipal and asset-backed debt obligations. Reinsurance is assumed primarily from four monoline financial guaranty insurers. In addition, another insurance subsidiary, Van-American Insurance Company, is engaged on a run-off basis in reclamation bonds for the coal mining industry and surety bonds covering closure and post-closure obligations of landfill operators. Such business is not expected to be material to the financial results of the Company. The Company's consolidated results of operations include only one month of operating results from Enhance Financial and prior periods include no Enhance Financial results so prior period comparisons are not contained herein.

       During the month of March 2001, net written premiums were $9.6 million and net earned premiums were $11.2 million, of which refundings constituted $1.2 million. Net written premiums were composed of $4.4 million of assumed reinsurance, $1.9 million in direct financial guaranty, and $3.3 million of trade credit insurance and reinsurance. The breakdown of net earned premiums included $5.2 million in assumed reinsurance, $3.3 million in direct financial guaranty, and $2.7 million in trade credit. Net investment income was $4.9 million and other income of $0.4 million resulted from several relatively small sources and is not anticipated to present a recurring or meaningful component on an ongoing basis.

                       RADIAN GROUP INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                  (CONTINUED)

       Incurred losses and loss adjustment expenses were $2.8 million or 25.3% of earned premium. Policy acquisition costs were $1.9 million, other insurance expenses totaled $1.7 million and profit commissions were $0.1 million. Together these expenses resulted in an insurance expense ratio of 33.5% and, combined with the loss ratio of 25.3%, the combined ratio was 58.8% for March 2001. Interest expense of $1.4 million represented interest on the $75.0 million long-term public debt of Enhance Financial and $173.7 million of short-term bank debt. The effective tax rate for the quarter ended March 31, 2001 was 28.0%.

ASSET-BASED BUSINESSES - RESULTS OF OPERATIONS

       Enhance Financial's asset-based businesses are conducted primarily through its minority owned subsidiaries, Sherman and C-BASS. C-BASS is engaged in the origination, servicing and/or securitization of special assets, including sub-performing/non-performing and seller-financed residential mortgages, real estate and subordinated residential mortgage-based securities. Sherman conducts a business that focuses on purchasing and servicing delinquent unsecured consumer assets. In addition, two wholly owned subsidiaries, Singer Asset Finance Company, L.L.C. and Enhance Consumer Services LLC, which had been engaged in the origination, purchase, servicing, and securitization of assets including state lottery awards, structured settlement payments, and viatical settlements, are currently operating on a run-off basis, primarily servicing prior originations, and the results of these subsidiaries are not expected to be material to the financial results of the Company. An unusually strong month from C-BASS led to equity in net income from affiliates of $12.0 million for March 2001. This amount is expected to be lower in future periods, and is likely to vary from period to period. C-BASS accounted for $11.6 million or 96.7% of the total income from affiliates.

LIQUIDITY AND CAPITAL RESOURCES

       The Company's sources of funds consist primarily of premiums and investment income. Funds are applied primarily to the payment of the Company's claims and operating expenses.

       Cash flows from operating activities for the quarter ended March 31, 2001 were $120.3 million as compared to $96.1 million for the same period of 2000. This increase consisted of an increase in net premiums written and investment income received combined with a decrease in operating expenses. In addition, the March 31, 2001 operating cash flows included one month of cash flows from the Enhance Financial operations of $4.5 million. Positive cash flows are invested pending future payments of claims and other expenses; cash flow shortfalls, if any, are funded through sales of short-term investments and other investment portfolio securities.

       Stockholders' equity, plus redeemable preferred stock of $40.0 million, increased to at $2.1 billion at March 31, 2001 from $1.4 billion at December 31, 2000, primarily as a result of the issuance of stock associated with the acquisition of Enhance Financial of $574.0 million, net income of $80.2 million and proceeds from the issuance of common stock of $3.3 million, offset by a decrease in the market value of securities available for sale of $2.4 million, net of tax, and dividends of $2.0 million.

       As of March 31, 2001, the Company and its subsidiaries had plans to implement a new general ledger system at an anticipated cost of approximately $2.0 million.

       Enhance Financial is party to a credit agreement (as amended, the "Credit Agreement") with major commercial banks providing Enhance Financial with a borrowing facility aggregating up to $175.0 million, the proceeds of which are to be used for general corporate purposes. The outstanding principal balance under the Credit Agreement at March 31, 2001 is $173.7 million. The Credit Agreement requires that the net proceeds from sales of any of the Company's operating units or other assets be applied toward repayment of the outstanding balance thereunder. The outstanding

                       RADIAN GROUP INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                  (CONTINUED)

principal balance under the Credit Agreement is due May 29, 2001.

       A subsidiary of Enhance Financial and Mortgage Guaranty Insurance Company ("MGIC") each own 46% interests in C-BASS. The Company has not made any capital contributions to C-BASS since the Company acquired its interest in C-BASS in connection with the acquisition of Enhance Financial.

       The Company and MGIC each own a 45.5% interest in Sherman. The Company has not made any capital contributions to Sherman since the Company acquired its interest in Sherman in connection with the acquisition of Enhance Financial. In conjunction with the acquisition, the Company guaranteed payment of up to $12.5 million of a $25.0 million revolving credit facility issued to Sherman. There were no drawdowns on the line of credit as of March 31, 2001.

       Based on the cash flow of Enhance Financial in recent years and Enhance Financials' current financial condition, the Company may not have funds sufficient to repay the outstanding principal balance on the Credit Agreement when it becomes due on May 29, 2001. To address this concern, the Company is seeking alternate long term financing arrangements to replace the outstanding indebtedness under the Credit Agreement. While the company anticipates being successful in this effort on a timely basis, the success of this effort will depend on numerous factors, many beyond the Company's control, including general capital market conditions and the interest rate environment, and there can be no assurance that the Company will be successful in resolving the situation in a manner that will not involve substantial expense and/or dilution of the Company's stockholders.

       The Company believes that Radian will have sufficient funds to satisfy its claims payments and operating expenses and to pay dividends to the Company for at least the next 12 months. As a holding company, the Company conducts its principal operations through Radian. The Company's ability to pay dividends on the $4.125 Preferred Stock is dependent upon Radian's ability to pay dividends or make other distributions to the Company. In connection with obtaining approval from the New York Insurance Department for the change of control of Enhance when the Company acquired Enhance Financial, Enhance agreed not to declare or pay dividends for a period of two years following consummation of the acquisition. Consequently, the Company cannot rely upon or expect any dividends or other distributions from Enhance. Based on the Company's current intention to pay quarterly common stock dividends of approximately $0.02 per share, the Company will require distributions from Radian of $10.7 million annually to pay the dividends on the outstanding shares of $4.125 Preferred Stock and common stock. There are regulatory and contractual limitations on the payment of dividends or other distributions; however, the Company does not believe that these restrictions will prevent the payment by Radian or the Company of these anticipated dividends or distributions in the foreseeable future.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       During the first three months of 2001, the Company experienced a decrease in the fair market value of the available for sale portfolio, which resulted in a decrease in the net unrealized gain on the investment portfolio of $2.3 million, from a net unrealized gain of $25.3 million at December 31, 2000 to a net unrealized gain of $23.0 million at March 31, 2001. This decrease in value was a result of changes in market interest rates and not as a result of changes in the composition of the Company's investment portfolio. For a more complete discussion about the potential impact of interest rate changes upon the fair value of the financial instruments in the Company's investment portfolio, see "Quantitative and Qualitative Disclosures about Market Risk" in the Company's 2000 Form 10-K.

                       RADIAN GROUP INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION


ITEM 1.       Legal Proceedings

              Creditrust and its president filed a complaint against Enhance Financial and its wholly owned subsidiary, Asset Guaranty Insurance Company ("Asset Guaranty") on April 4, 2000 in the United States District Court for the District of Maryland (the "Court") alleging that a senior employee of Enhance Financial had posted messages on an Internet message board containing derogatory, false, misleading, and/or confidential information regarding Creditrust, in violation of various state and federal common law and statutory duties. This alleged misconduct would have been unauthorized and contrary to Company policy. The employee identified in the lawsuit is no longer employed by the Company. Nonetheless, the complaint alleges that the message board activity was undertaken on behalf of the Company to further its competitive interests.

              On February 26, 2001, as part of a global resolution of claims between and among parties including Enhance Financial and Asset Guaranty, on the one hand, and Creditrust and its president, on the other hand, the Court entered a stipulation and consent order dismissing all claims asserted in the aforementioned complaint against Enhance Financial and Asset Guaranty, with prejudice. In connection with the settlement and dismissal of the action, neither Enhance Financial not Asset Guaranty paid any amount to, or on behalf of, any plaintiff As a result of the resolution of claims and the dismissal of the complaint, the Company believes that the outcome of this litigation is not and will not be material to the Company's financial position or results operations.

ITEM 2.       Changes in Securities - None

ITEM 3.       Defaults upon Senior Securities - None

ITEM 4.       Submission of Matters to a Vote of Security Holders

              On February 27, 2001, the Special Meetings of stockholders of the Company and Enhance Financial were held. The stockholders of both the Company and Enhance Financial agreed to adopt the Agreement and Plan of Merger dated as of November 13, 2000, whereby the Company acquired Enhance Financial.

              The number of votes cast by the stockholders of the Company for, against and abstentions relating to the adoption of the Agreement and Plan of Merger dated as of November 13, 2000 is set forth below.

                                                                   For            Against        Abstain
                  Approval of the Agreement and Plan
                    of Merger between the Company and
                    Enhance Financial dated as of
                    November 13, 2000:                           30,747,132        84,837        117,476


ITEM 5.       Other Information - None

ITEM 6.       a.  Exhibits -

                  *Exhibit 11.1 - Statement Re: Computation of Per Share
                   Earnings

                       RADIAN GROUP INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION
                                   (CONTINUED)

ITEM 6.       b.  Reports on Form 8-K

                  On March 14, 2001, the Company filed a Current Report on Form 8-K (the "8-K") reporting, in accordance with Item 2 of Form 8-K, the Company's consummation of its acquisition of Enhance Financial Services Group Inc. ("Enhance Financial") on February 28, 2001. Pursuant to an Agreement and Plan of Merger, dated as of November 13, 2000, between the company, GOLD Acquisition Corporation, a wholly owned subsidiary of the Company ("GOLD"), and Enhance Financial relating to such acquisition, GOLD was merged with and into Enhance Financial, with each outstanding share of common stock of Enhance Financial being converted into 0.22 shares of the Common Stock, par value $.001, of the Company. As set forth in the 8-K, the financial statements of Enhance Financial and Pro Forma Financial Information meeting the requirements of Form 8-K with respect to such acquisition will be filed by amendment to the 8-K.


                * Filed Herewith

                                    SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              RADIAN GROUP INC.





Date:  May 14, 2001                          /s/  C. Robert Quint
                                             ---------------------
                                               C.  Robert Quint
                               Executive Vice President, Chief Financial Officer
                                        (Principal Accounting Officer)