Form 10-Q
period 2001-06-30
RADIAN GROUP INC
filed 2001-08-14
CIK 890926

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

                                  JUNE 30, 2001

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

         Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 93,409,656 shares of Common Stock, $0.001 par value, outstanding on August 10, 2001.

                       RADIAN GROUP INC. AND SUBSIDIARIES

                                      INDEX

                                                                                               PAGE NUMBER
Part I - Financial Information

         Unaudited Condensed Consolidated Balance Sheets - June 30, 2001 and
                  December 31, 2000.....................................................           3

         Unaudited Condensed Consolidated Statements of Income - For the quarters
                  and six month periods ended June 30, 2001 and 2000....................           4

         Unaudited Condensed Consolidated Statement of Changes in Common
                  Stockholders' Equity - For the six month period ended June 30, 2001...           5

         Unaudited Condensed Consolidated Statements of Cash Flows - For the six
                  month periods ended June 30, 2001 and 2000............................           6

         Notes to Unaudited Condensed Consolidated Financial Statements.................           7-10

         Management's Discussion and Analysis of Results of
                  Operations and Financial Condition....................................           11-17

         Quantitative and Qualitative Disclosures about Market Risk.....................           17

Part II - Other Information, as applicable..............................................           18-20

Signature...............................................................................           21

RADIAN GROUP INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     June 30          December 31
                                                                                       2001               2000
                                                                                   -----------        -----------
(In thousands, except share amounts)

Assets
     Investments
         Fixed maturities held to maturity - at amortized cost (fair value
           $496,658 and $490,792) ..........................................       $   486,179        $   469,591
         Fixed maturities available for sale - at fair value
           (amortized cost $2,290,832 and $1,087,191) ......................         2,311,793          1,120,840
         Trading securities - at fair value (cost $14,198) .................            13,906                 --
         Equity securities - at fair value (cost $70,720 and $58,877) ......            73,780             64,202
         Short-term investments ............................................           209,591             95,824
         Other invested assets .............................................             9,178                 --
     Cash ..................................................................            47,299              2,424
     Investment in affiliates ..............................................           168,658                 --
     Deferred policy acquisition costs .....................................           136,480             70,049
     Prepaid federal income taxes ..........................................           311,514            270,250
     Provisional losses recoverable ........................................            44,317             43,740
     Other assets ..........................................................           270,812            135,891
                                                                                   -----------        -----------
                                                                                   $ 4,083,507        $ 2,272,811
                                                                                   ===========        ===========
Liabilities and Stockholders' Equity
     Unearned premiums .....................................................       $   473,388        $    77,241
     Reserve for losses ....................................................           553,299            390,021
     Long-term debt ........................................................           324,043                 --
     Federal income taxes, principally deferred ............................           377,456            291,294
     Accounts payable and accrued expenses .................................           200,904            112,058
                                                                                   -----------        -----------
                                                                                     1,929,090            870,614
                                                                                   -----------        -----------

Redeemable preferred stock, par value $.001 per share;
     800,000 shares issued and outstanding - at
     redemption value ......................................................            40,000             40,000
                                                                                   -----------        -----------

Common stockholders' equity
     Common stock, par value $.001 per share; 200,000,000 shares authorized;
         93,331,194 shares and 37,907,777 shares issued
         and outstanding ...................................................                93                 38
     Treasury stock; 37,706 shares redeemed ................................            (2,159)            (2,159)
     Additional paid-in capital ............................................         1,190,153            549,154
     Retained earnings .....................................................           911,392            789,831
     Accumulated other comprehensive income ................................            14,938             25,333
                                                                                   -----------        -----------
                                                                                     2,114,417          1,362,197
                                                                                   -----------        -----------
                                                                                   $ 4,083,507        $ 2,272,811
                                                                                   ===========        ===========


      See notes to unaudited condensed consolidated financial statements.

                       RADIAN GROUP INC. AND SUBSIDIARIES

              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                               Quarter Ended                    Six Months Ended
                                                                  June 30                            June 30
                                                            2001             2000             2001             2000
                                                         ---------        ---------        ---------        ---------
     (In thousands, except per-share amounts)

     Revenues:
         Premiums written:
              Direct .............................       $ 213,599        $ 138,529        $ 385,727        $ 285,537
              Assumed ............................           1,540               69            1,541               73
              Ceded ..............................         (15,936)          (9,662)         (27,816)         (21,068)
                                                         ---------        ---------        ---------        ---------
         Net premiums written ....................         199,203          128,936          359,452          264,542
         (Increase) decrease in unearned premiums          (19,962)             603          (24,448)          (7,706)
                                                         ---------        ---------        ---------        ---------

         Premiums earned .........................         179,241          129,539          335,004          256,836
         Net investment income ...................          39,455           20,304           67,475           39,131
         Gain on sales of investments ............             748              246            2,571            1,097
         Equity in net income of affiliates ......          12,760               --           24,804               --
         Other income ............................           9,284            1,289           15,575            2,639
                                                         ---------        ---------        ---------        ---------
                                                           241,488          151,378          445,429          299,703
                                                         ---------        ---------        ---------        ---------
     Expenses:
         Provision for losses ....................          52,310           38,005          101,582           76,787
         Policy acquisition costs ................          21,996           13,132           39,037           26,394
         Other operating expenses ................          32,942           12,360           56,899           25,811
         Interest expense ........................           4,448               --            5,849               --
                                                         ---------        ---------        ---------        ---------
                                                           111,696           63,497          203,367          128,992
                                                         ---------        ---------        ---------        ---------

     Pretax income ...............................         129,792           87,881          242,062          170,711
     Provision for income taxes ..................          37,115           26,023           69,228           50,253
                                                         ---------        ---------        ---------        ---------

     Net income ..................................          92,677           61,858          172,834          120,458
     Dividends to preferred stockholder ..........             825              825            1,650            1,650
                                                         ---------        ---------        ---------        ---------

     Net income available to common stockholders .       $  91,852        $  61,033        $ 171,184        $ 118,808
                                                         =========        =========        =========        =========

     Basic net income per share ..................       $    0.99        $    0.81        $    1.96        $    1.58
                                                         =========        =========        =========        =========

     Diluted net income per share ................       $    0.97        $    0.80        $    1.92        $    1.56
                                                         =========        =========        =========        =========

     Average number of common shares outstanding -
      basic ......................................          93,124           75,182           87,400           75,010
                                                         =========        =========        =========        =========

     Average number of common and common
     equivalent shares outstanding - diluted .....          94,854           76,276           88,946           76,002
                                                         =========        =========        =========        =========

      See notes to unaudited condensed consolidated financial statements.

                       RADIAN GROUP INC. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                           COMMON STOCKHOLDERS' EQUITY

                                                                                               Accumulated Other
                                                                                                 Comprehensive
                                                                                                  Income (Loss)
                                                                                           -------------------------
                                                                                            Foreign       Unrealized
                                                                 Additional                 Currency       Holding
                                            Common   Treasury      Paid-in     Retained    Translation     Gains/
                                             Stock    Stock        Capital     Earnings    Adjustment      Losses          Total
                                            ------   --------   -----------   ---------    -----------    ----------    -----------
(In thousands)
 Balance, January 1, 2001 ................  $   38   $ (2,159)  $   549,154   $ 789,831    $        --    $   25,333    $ 1,362,197
 Comprehensive income:
   Net income ............................      --         --            --     172,834             --            --        172,834
   Unrealized foreign currency translation
     adjustment, net of tax benefit of
     $161 ................................      --         --            --          --           (311)           --           (311)
   Unrealized holding losses arising
     during period, net of tax benefit of
     $6,284 ..............................      --         --            --          --             --       (11,670)
   Less:  Reclassification adjustment
     for net gains included in net income,
     net of tax of $854 ..................      --         --            --          --             --        (1,586)
                                                                                                          ----------
   Net unrealized loss on investments,
     net of tax benefit of $5,430 ........      --         --            --          --             --       (10,084)       (10,084)
                                                                                                                        -----------
 Comprehensive income ....................                                                                        --        162,439
 Issuance of common stock ................       9         --       594,427          --             --            --        594,436
 Two-for-one stock split .................      46         --        46,572     (46,618)            --            --             --
 Dividends ...............................      --         --            --      (4,655)            --            --         (4,655)
                                            ------   --------   -----------   ---------    -----------    ----------    -----------

 Balance, June 30, 2001 ..................  $   93   $ (2,159)  $ 1,190,153   $ 911,392    $      (311)   $   15,249    $ 2,114,417
                                            ======   ========   ===========   =========    ===========    ==========    ===========

See notes to unaudited condensed consolidated financial statements.

RADIAN GROUP INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Six Months Ended
                                                                                  June 30
                                                                            2001             2000
                                                                         ---------        ---------
(In thousands)
Cash flows from operating activities .............................       $ 218,660        $ 145,909
                                                                         ---------        ---------

Cash flows from investing activities:
       Proceeds from sales of investments available for sale .....         296,542          212,652
       Proceeds from sales of equity securities available for sale           2,253           13,127
       Proceeds from redemptions of investments available for sale          74,068           11,205
       Proceeds from redemptions of investments held to maturity .           5,381            3,693
       Purchases of investments available for sale ...............        (574,021)        (381,312)
       Purchases of equity securities available for sale .........         (18,143)         (23,345)
       (Purchases) sales of short-term investments - net .........         (27,078)           8,511
       (Purchases) sales of property and equipment - net .........          (3,854)             637
       Other .....................................................         (10,841)          (1,143)
                                                                         ---------        ---------
           Net cash used in investing activities .................        (255,693)        (155,975)
                                                                         ---------        ---------

Cash flows from financing activities:
       Proceeds from issuance of common stock ....................          20,410           12,148
       Repayment of short-term debt ..............................        (173,724)              --
       Issuance of long-term debt ................................         247,100               --
       Acquisition costs .........................................          (7,223)              --
       Dividends paid ............................................          (4,655)          (3,876)
                                                                         ---------        ---------
           Net cash from financing activities ....................          81,908            8,272
                                                                         ---------        ---------

Increase (decrease) in cash ......................................          44,875           (1,794)
Cash, beginning of period ........................................           2,424            7,507
                                                                         ---------        ---------

Cash, end of period ..............................................       $  47,299        $   5,713
                                                                         =========        =========

Supplemental disclosures of cash flow information:

Income taxes paid ................................................       $  37,826        $  42,168
                                                                         =========        =========
Interest paid ....................................................       $   6,439        $     513
                                                                         =========        =========

      See notes to unaudited condensed consolidated financial statements.

                       RADIAN GROUP INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     1 - UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The unaudited condensed consolidated financial statements as of and for the quarter and six month periods ended June 30, 2001, include the accounts of Radian Group Inc. (the "Company") and its subsidiaries, including its principal mortgage guaranty subsidiaries, Radian Guaranty Inc. and Amerin Guaranty Corporation (together referred to as "Radian"), its principal financial guaranty operating subsidiaries, Enhance Reinsurance Company and Asset Guaranty Insurance Company ("Asset Guaranty), (together referred to as "Enhance"), and its principal minority owned asset-based subsidiaries, Credit-Based Asset Servicing and Securitization LLC ("C-BASS") and Sherman Financial Group LLC ("Sherman"). For periods prior to the first quarter of 2001, the financial statements do not include any results from operations from Enhance Financial Services Group Inc. ("Enhance Financial"). These statements are presented on the basis of accounting principles generally accepted in the United States of America.

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

         For a summary of significant accounting policies and additional financial information, see the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and Enhance Financial's Annual Report on Form 10-K for the year ended December 31, 1999.

     2 - ACQUISITION OF ENHANCE FINANCIAL

         On February 28, 2001, the Company acquired Enhance Financial for approximately $581.5 million, such sum representing the value of the Company's common stock and stock options issued in connection with the acquisition and other consideration in accordance with an Agreement and Plan of Merger, dated November 13, 2000, by and between the Company, a wholly-owned subsidiary of the Company and Enhance Financial. The acquisition, which was structured as a merger of a wholly-owned subsidiary of the Company with and into Enhance Financial, entitled Enhance Financial stockholders to receive 0.22 shares of the Company's common stock in a tax-free exchange for each share of Enhance Financial common stock that they owned at the time of the merger. The Company's stockholders continued to own their existing shares after the acquisition. The acquisition was treated as a purchase for accounting purposes, and accordingly, the assets and liabilities were recorded based on their fair values at the date of acquisition. The excess of purchase price over fair value of net assets acquired of $54.8 million represents the future value of insurance profits which will be amortized over a period that approximates the future life of the insurance book of business. The results of Enhance Financial's operations have been included in the Company's financial statements for the period from March 1, 2001 through June 30, 2001.

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

         In conjunction with the acquisition, the Company has guaranteed payment of up to $12.5 million of a $25.0 million revolving credit facility issued to Sherman, a 45.5% owned affiliate of Enhance Financial. In the second quarter of 2001, Sherman used $500,000 of the line of credit and this amount was repaid in July 2001.

                       RADIAN GROUP INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

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

         Upon adoption of SFAS 133, the balance of the Company's convertible debt portfolio was approximately $104.6 million. SFAS 133 requires that the Company split its convertible debt securities into the derivative and debt host components. Over the term of the securities, changes in the fair value of the debt instrument will be recorded in the Company's consolidated statement of changes in common stockholders' equity, through accumulated other comprehensive income or loss. Concurrently, a deferred tax liability or benefit will be recognized as the recorded value of the debt host increases or decreases. Changes in the fair value of the derivative will be recorded to gain or loss on sales of investments in the Company's consolidated statement of income. In connection with the adoption of SFAS 133, the Company reclassified $13.8 million from fixed maturities available for sale to trading securities on its consolidated balance sheet as of January 1, 2001. During the first six months of 2001, the fair value of the Company's derivative instruments decreased to $13.9 million, as compared to amortized value of $14.2 million, and the Company recognized $189,000, net of tax, of loss on sales of investments in the consolidated statement of income for the six months ended June 30, 2001.

         The application of SFAS 133, as amended, could result in volatility from period to period in investment income or expense as reported on the Company's consolidated statement of income. The Company is unable to predict the effect this volatility may have on its financial position or results of operations.

     4 - STOCK SPLIT

         On May 1, 2001, the Company's board of directors authorized a stock split, paid June 20, 2001, in the form of a dividend of one additional share of the Company's common stock for each share owned by stockholders of record on June 14, 2001. To effect the stock split, the Company's stockholders approved an increase in the number of authorized shares of common stock, from 80 million to 200 million, on June 14, 2001. The dividend was accounted for as a two-for-one stock split and the par value of the Company's common stock remained at $.001 per share. Accordingly, all references to common per share data have been adjusted to give effect to the stock split. In conjunction with the stock split, the Company's board of directors voted to increase the quarterly dividend from $.015 per share to $.02 per share of common stock outstanding after the split was effected.

     5 - SEGMENT REPORTING

         The Company has three reportable segments: mortgage insurance and related businesses, financial guaranty and credit-related insurance businesses and asset-based businesses. The mortgage insurance segment provides private mortgage insurance and risk management services to mortgage lending institutions located throughout the United States. Private mortgage insurance protects lenders from default-related losses on residential first mortgage loans made to homebuyers who make downpayments of less than 20% of the purchase price and facilitates the sale of these mortgages in the secondary market. The financial guaranty and credit-related insurance segment provides credit-related insurance coverage to meet the

                       RADIAN GROUP INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     needs of customers in a wide variety of domestic and international markets. The Company's largest insurance business within this segment is the provision of reinsurance to the monoline primary financial guaranty insurers for both municipal bonds and non-municipal obligations. The Company also provides trade credit reinsurance, financial responsibility bonds, excess-SIPC insurance and direct financial guaranty insurance. The asset-based businesses segment deals primarily with credit-based servicing and securitization of assets in underserved markets, in particular, the origination, purchase, servicing and securitization of special assets, including sub-performing/non-performing and seller financed residential mortgages and delinquent consumer assets. The Company's reportable segments are strategic business units, which are managed separately as each business requires different marketing and sales expertise.

         The Company evaluates performance based on net income. Summarized financial information concerning the Company's operating segments is presented in the following tables:


                                                                                   June 30, 2001
                                                         ---------------------------------------------------------------
       In thousands                                       Mortgage        Financial
                                                          Related          Guaranty       Asset-based       Consolidated
                                                         ----------       ----------      -----------       ------------
       Six months ended:
         Revenues from external customers ........       $  307,853       $   42,597       $      129        $  350,579
         Net investment income ...................           47,925           19,550               --            67,475
         Net income before taxes .................          187,361           30,944           23,757           242,062
       Quarter ended:
         Revenues from external customers ........          157,400           31,173              (48)          188,525
         Net investment income ...................           24,795           14,660               --            39,455
         Net income before taxes .................           95,137           22,223           12,432           129,792
       Segment assets ............................        2,534,620        1,333,333          215,554         4,083,507

                                                                                   June 30, 2000
                                                         ---------------------------------------------------------------
       In thousands                                       Mortgage        Financial
                                                          Related          Guaranty       Asset-based       Consolidated
                                                         ----------       ----------      -----------       ------------
       Six months ended:
         Revenues from external customers ........       $  259,475       $       --       $       --        $  259,475
         Net investment income ...................           39,131               --               --            39,131
         Net income before taxes .................          170,711               --               --           170,711
       Quarter ended:
         Revenues from external customers ........          130,828               --               --           130,828
         Net investment income ...................           20,304               --               --            20,304
         Net income before taxes .................           87,881               --               --            87,881
       Segment assets ............................        2,003,075               --               --         2,003,075

     6 - RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the FASB issued two new pronouncements: SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 is effective as follows: a) use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001; and b) the provisions of SFAS 141 also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001 (that is, the date of the acquisition is July 2001 or later). There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Company is currently evaluating the provisions of SFAS 141 and SFAS 142 and has not adopted such provisions in its June 30, 2001 condensed consolidated financial statements.

                       RADIAN GROUP INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


     In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" which replaces, in its entirety, SFAS No. 125. Although SFAS 140 has changed many of the rules regarding securitizations, it continues to require an entity to recognize the financial and servicing assets it controls and the liabilities it has incurred and derecognize financial assets when control has been surrendered in accordance with the criteria provided in the statement. The Company previously adopted the provisions of SFAS 140 that related to applicable disclosures of securitization transactions, and has adopted the remaining provision of the new statement beginning in the second quarter of 2001. The adoption of SFAS 140 did not have a material impact on the financial position or results of operations of the Company.

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

RESULTS OF CONSOLIDATED OPERATIONS

       Consolidated net income for the first six months of 2001 was $172.8 million, a 43.5% increase compared to $120.5 million for the same period of 2000 and consolidated net income for the second quarter of 2001 was $92.7 million as compared to $61.9 million for the second quarter of 2000, an increase of 49.8%. This improvement was a result of growth in premiums earned and net investment income and the inclusion of equity in net income of affiliates, offset by an increase in provision for losses, policy acquisition costs and other operating expenses. As a result of the acquisition of Enhance Financial by the Company on February 28, 2001, net income for the first six months of 2001 included the results from operations for March 2001 through June 2001 for Enhance Financial, which contributed $39.4 million and $25.0 million to net income for the six month period and the quarter ended June 30, 2001, respectively. Consolidated earned premiums increased $78.2 million or 30.4% from $256.8 million for the first six months of 2000 to $335.0 million for the same period of 2001, with the inclusion of Enhance Financial contributing $41.9 million of the increase. For the second quarter of 2001, consolidated earned premiums were $179.2 million as compared to $129.5 million for the second quarter of 2000, a 38.4% increase, with the inclusion of Enhance Financial contributing $30.7 million of the increase. Net consolidated investment income increased from $39.1 million for the first six months of 2000 to $67.5 million in the same period of 2001, a 72.4% increase, with Enhance Financial contributing $20.0 million of the increase. For the second quarter of 2001, net consolidated investment income was $39.5 million as compared to $20.3 million for the second quarter of 2000, with Enhance Financial contributing $14.7 million of the increase. Equity in net income of affiliates for the first six months and second quarter of 2001 was $24.8 million and $12.8 million, respectively. Consolidated provision for losses increased $24.8 million for the first six months of 2001 from $76.8 million in 2000 to $101.6 million for the same period of 2001, an increase of 32.3% with the inclusion of Enhance Financial accounting for $11.6 million of the increase. For the second quarter of 2001, consolidated provision for losses was $52.3 million, a 37.6% increase from $38.0 million for the same quarter of 2000, with the inclusion of Enhance Financial accounting for $8.8 million of the increase. Consolidated policy acquisition and other operating expenses also increased from the first six months of 2000 by 83.8% from $52.2 million to $95.9 for the first six months of 2001 and Enhance Financial accounted for $15.8 million of the increase. For the second quarter of 2001, consolidated policy acquisition and other operating expenses were $54.9 million as compared to $25.5 million for the same quarter of 2000, a 115.5% increase, with Enhance Financial accounting for $11.6 million of the increase. Interest expense for the first six months and second quarter of 2001 was $5.8 million and $4.4 million, respectively. Diluted net income per share for the six month period ended June 30, 2001 increased 23.1% from $1.56 per share in the first six months of 2000 (after adjusting for the stock split - See note 4 of Notes to Unaudited Consolidated Financial Statements) to $1.92 per share for the same period in 2001 and for the second quarter of 2001, diluted net income per share increased 21.0% to $0.97 per share from $0.80 per share for the same quarter of 2000 (after adjusting for the stock split). The weighted average shares for the six months ended June 30, 2001 included four months of outstanding shares issued in connection with the Enhance Financial acquisition.

MORTGAGE INSURANCE AND RELATED SERVICES - RESULTS OF OPERATIONS

         Net income for the first six months of 2001 was $133.4 million, a 10.8% increase compared to $120.5 million for the first six months of 2000 and net income for the quarter ended June 30, 2001 was $67.7 million, a 9.5% increase

                       RADIAN GROUP INC. AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                         FINANCIAL CONDITION (CONTINUED)


compared to $61.9 million for the same period in 2000. These improvements in net income were the result of growth in premiums earned, net investment income and other income, offset by a higher provision for losses and an increase in policy acquisition costs and other operating expenses.

         New primary insurance written during the first six months of 2001 was $19.4 billion, an 83.2% increase compared to $10.6 billion for the first six months of 2000 and for the second quarter of 2001, new primary insurance written of $10.8 billion was 96.3% higher than the $5.5 billion written in the second quarter of 2000. This increase in Radian's primary new insurance written volume for the first six months and second quarter of 2001 was primarily due to a 68.3% and 80.4%, respectively, increase in new insurance written volume in the private mortgage insurance industry compared to the same periods of 2000. In addition, Radian's market share of the industry increased to 15.5% and 14.3%, respectively, for the six months and quarter ended June 30, 2001 as compared to 14.2% and 13.2%, respectively, for the same periods of 2000. Radian believes the market share increase was due in part to an increase in the Company's share of new insurance written under bulk transactions which are included in industry new insurance written figures. During the first six months and second quarter of 2001, Radian wrote $2.6 billion and $1.4 billion, respectively, of such transactions as compared to $25.7 million for both the quarter and six months ended June 30, 2000. Radian's participation in the bulk transaction market is likely to vary significantly from quarter to quarter. During the first six months of 2001, Radian wrote $88.0 million of pool insurance risk as compared to $104.3 million in the first six months of 2000 and for the quarter ended June 30, 2001, Radian's pool risk written was $55.0 million as compared to $14.0 million for the same period of 2000. Most of this pool insurance volume relates to a group of structured transactions composed primarily of Fannie Mae- and Freddie Mac-eligible conforming mortgage loans ("GSE Pool"). This business contains loans with loan-to-value ratios above 80% which have primary insurance that places the pool insurance in a secondary loss position and loans with loan-to-value ratios of 80% and below for which the pool coverage is in a first loss position. The performance of this business written in prior years has been better than anticipated although the historical performance might not be an indication of future performance.

         Radian's volume in the first six months and second quarter of 2001 was positively impacted by relatively lower interest rates that affected the entire mortgage industry. The trend toward lower interest rates, which began in the fourth quarter of 2000, caused refinancing activity during the first half of 2001 to increase significantly and contributed to the increase in the mortgage insurance industry new insurance written volume for the first half of 2001. Radian's refinancing activity as a percentage of primary new insurance written was 39.0% and 42.0%, respectively, for the six months and quarter ended June 30, 2001 as compared to 12.0% and 11.0%, respectively, for the same periods in 2000. The persistency rate, which is defined as the percentage of insurance in force that is renewed in any given year, was 72.6% for the twelve months ended June 30, 2000 as compared to 78.4% for the twelve months ended June 30, 2000. This decrease was consistent with the increasing level of refinancing activity during the last quarter of 2000 which has continued into the first half of 2001, which has caused the cancellation rate to increase. The expectation for the third quarter of 2001 is a continuation of strong industry volume, albeit lower than the second quarter, and a continuation of relatively lower persistency rates.

         Radian insures non-traditional mortgage loans, specifically Alternative A and A-minus loans (collectively, referred to as "non-prime" business). Alternative A borrowers have credit profiles similar to Radian's typical insured borrowers, but their loans are underwritten with reduced documentation and verification of information. Radian typically charges a higher premium rate for this business due to the reduced documentation, but does not consider this business to be significantly more risky than its prime business. The A-minus loan programs typically have non-traditional credit standards which are less stringent than standard credit guidelines. To compensate for this additional risk, Radian receives a higher premium for insuring this product that Radian believes is commensurate with the additional default risk. During the six months and quarter ending June 30, 2001, non-prime business accounted for $6.1 billion and $3.3 billion, respectively, or 31.2% and 30.9%, respectively, of Radian's new primary insurance written as compared to $1.7 billion and $848.4 million, respectively, for the same periods of 2000, which accounted for 16.0% and 15.4%, respectively, of Radian's new primary insurance written during 2000.

                       RADIAN GROUP INC. AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                         FINANCIAL CONDITION (CONTINUED)

         In the third quarter of 2000, the Company began to insure obligations secured by mortgage-related assets in a Pennsylvania domiciled credit insurer, Radian Insurance Inc. ("Radian Insurance"). Radian Insurance is rated AA by Standard & Poor's Insurance Rating Service and Aa3 by Moody's Investors Service and was formed to write credit insurance and financial guaranty insurance on obligations secured by mortgage-related assets that are not permitted to be insured by monoline mortgage guaranty insurers. Such assets include second mortgages, manufactured housing loans, home equity loans and mortgages with loan-to-value ratios above 100%. During the first six months and second quarter of 2001, Radian Insurance wrote $1.9 billion and $807.0 million, respectively, of insurance. Such business is written under varying structures and thus premium rates and commensurate risk levels will vary on a deal by deal basis. The performance of such business is too young to determine whether the premium rates charged will compensate the Company for the anticipated level of risk.

         Net premiums earned in the first six months of 2001 were $293.1 million, a 14.1% increase compared to $256.8 million for the first six months of 2000 and premiums earned for the quarter ended June 30, 2001 were $148.5 million, a 14.6% increase compared to $129.5 million for the same period of 2000. These increases, which were greater than the increase in insurance in force, reflected the premiums earned in Radian Insurance of $14.3 million and $8.9 million, respectively, for the six months and quarter ended June 30, 2001 and the change in the mix of new insurance written volume originated by Radian during the second half of 2000 and the first six months of 2001, combined with the increase in new insurance written volume. This change in mix included a higher percentage of non-prime business. This type of business has higher premium rates, which are commensurate with the increased level of risk associated with the insurance. The insurance in force growth resulting from strong new insurance volume in the first six months of 2001 was offset slightly by the decrease in persistency levels. Radian's direct primary insurance in force increased 3.4%, from $100.9 billion at December 31, 2000 to $104.3 billion at June 30, 2001. GSE Pool risk in force also grew to $1.2 billion at June 30, 2001 from $1.1 billion at the end of 2000, an increase of 5.6% for the six month period while total pool risk in force grew from $1.4 billion at the end of 2000 to $1.5 billion at June 30, 2001, an increase of 9.3% for the six month period.

         Radian and the industry have entered into risk-sharing arrangements with various customers that are designed to allow the customer to participate in the risks and rewards of the mortgage insurance business. One such product is captive reinsurance, in which a mortgage lender sets up a mortgage reinsurance company that assumes part of the risk associated with that lender's insured book of business. In most cases, the risk assumed by the reinsurance company is an excess layer of aggregate losses that would be penetrated only in a situation of adverse loss development. For the first six months and second quarter of 2001, premiums ceded under captive reinsurance arrangements were $25.4 million and $13.4 million, respectively, or 8.3% and 8.7%, of total premiums earned during the period and for the same periods of 2000, premiums ceded were $16.0 million and $7.9 million, respectively, or 5.7% and 5.7%, of total premiums earned during the period. New primary insurance written under captive reinsurance arrangements for the six months and quarter ended June 30, 2001 were $5.8 billion and $2.9 billion, respectively, accounting for 29.6% and 26.9%, of total new primary insurance written during the periods. For the same periods of 2000, new primary insurance written under captive reinsurance arrangements was $3.1 billion and $1.4 billion, respectively, representing 29.2% and 25.4%, of total new primary insurance written during those periods in 2000.

         Net investment income for the first half of 2001 was $47.9 million, a 22.5% increase compared to $39.1 million for the same period of 2000 and for the second quarter of 2001, net investment income was $24.8 million as compared to $20.3 million for the second quarter of 2000, a 22.1% increase. These increases were a result of continued growth in invested assets primarily due to positive operating cash flows of $217.4 million for the first half of 2001. Radian has continued to invest some of its new operating cash flow in tax-advantaged securities, primarily municipal bonds, although the Company modified its investment policy to allow the purchase of various other asset classes, including common stock and convertible securities, beginning in the second quarter of 1998 and some of Radian's cash flows have been used to purchase these classes of securities. The Company's intent is to target the common equity exposure at a maximum of 5% of the investment portfolio's market value while the investment-grade convertible securities and investment-grade

                       RADIAN GROUP INC. AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                         FINANCIAL CONDITION (CONTINUED)


asset-backed securities exposures are targeted not to exceed 10%.

         The provision for losses was $90.0 million for the first six months of 2001, an increase of 17.1% compared to $76.8 million for the first six months of 2000, and for the second quarter of 2001, the provision was $43.5 million as compared to $38.0 million for the second quarter of 2000, an increase of 14.5%. These increases reflected an increase in the number of delinquent loans as a result of the maturation of Radian's book of business combined with an overall increase in delinquencies on both the prime and non-prime books of business. Claim activity is not spread evenly throughout the coverage period of a book of business. Relatively few claims are received during the first two years following issuance of the policy. Historically, claim activity has reached its highest level in the third through fifth years after the year of loan origination. Approximately 66.5% of Radian's primary risk in force and almost all of Radian's pool risk in force at June 30, 2001 had not yet reached its anticipated highest claim frequency years. Radian's overall delinquency rate at June 30, 2001 was 1.8% as compared to 1.6% at December 31, 2000, while the delinquency rate on the primary business was 2.7% at June 30, 2001 as compared to 2.3% at December 31, 2000. The Company believes the increase in Radian's overall delinquency rate is a result of the slowing economy. A strong economy generally results in better loss experience and a decrease in the overall level of losses. A continued weakening of the economy could negatively impact Radian's overall delinquency rates, which would result in an increase in the provision for losses. The number of delinquencies rose from 26,520 at December 31, 2000 to 30,371 at June 30, 2001 and the average loss reserve per delinquency declined from $14,707 at the end of 2000 to $13,929 at June 30, 2001. The delinquency rate in California was 1.5% (including pool) at June 30, 2001 as compared to 1.5% at December 31, 2000 and claims paid in California during the first half of 2001 were $3.6 million, representing approximately 8.5% of total claims as compared to 19.1% for the same period of 2000. California represented approximately 16.1% of primary risk in force at June 30, 2001 as compared to 16.8% at December 31, 2000. The delinquency rate in Florida was 3.2% (including pool) at June 30, 2001 as compared to 2.7% at December 31, 2000 and claims paid in Florida during the first half of 2001 were $4.3 million, representing approximately 10.2% of total claims as compared to 15.1% for the same period of 2000. Florida represented approximately 7.4% of primary risk in force at June 30, 2001 and December 31, 2000. Radian has reported an increased number of delinquencies on non-prime business insured beginning in 1997. Although the delinquency rate on this business is higher than on Radian's normal books of business, it is within the expected range for this type of business, and the higher premium rates charged are expected to compensate for the increased level of risk. The number of delinquent non-prime loans at June 30, 2001 was 4,398, which represented 18.5% of the total number of delinquent primary loans, as compared to 2,690 at December 31, 2000, which represented 13.1% of the delinquent primary loans. The delinquency rate on this business rose from 4.1% at December 31, 2000 to 4.8% at June 30, 2001 as compared to the primary delinquency rate on Radian's prime business at June 30, 2001 and December 31, 2000 of 2.5% and 2.3%, respectively. Direct losses paid in the first six months of 2001 declined to $41.6 million as compared to $48.5 million in the same period of 2000, a decrease of 14.2% and direct losses paid during the second quarter of 2001 were $19.9 million, a 26.7% decrease compared to $25.2 for the same period in 2000. The severity of loss payments has declined due to property value appreciation, but any negative impact on future property values would most likely increase the loss severity.

         Underwriting and other operating expenses were $80.1 million for the first six months of 2001, an increase of 53.4% compared to $52.2 million for the same period of 2000 and for the second quarter of 2001, these expenses were $43.3 million as compared to $25.5 million for the second quarter of 2000, an increase of 70.0%. These expenses consisted of policy acquisition expenses, which relate directly to the acquisition of new business, and other operating expenses, which primarily represent contract underwriting expenses, overhead and administrative costs.

         Policy acquisition costs in the first six months of 2001 were $30.8 million, an increase of 16.9% compared to $26.4 million for the first half of 2000 and these expenses were $15.7 million in the second quarter of 2001, an increase of 19.7% compared to $13.1 million for the same period in 2000. This reflects an increase in expenses to support the higher new insurance written volume during the first six months of 2001 as compared to the same period of 2000. In addition, the Company has continued development of its marketing and e-commerce efforts. Other operating expenses

                       RADIAN GROUP INC. AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                         FINANCIAL CONDITION (CONTINUED)

for the six months ended June 30, 2001 were $49.2 million, an increase of $23.4 million or 90.8% as compared to $25.8 million for the same period in 2000 and these expenses were $27.6 million for the second quarter of 2000, an increase of 123.3% compared to $12.4 million for the second quarter of 2000. This reflects an increase in expenses associated with contract underwriting. Contract underwriting expenses for the first six months of 2001 included in other operating expenses were $19.9 million as compared to $7.2 million for the same period of 2000, an increase of 175.2%, and for the second quarter of 2001, these expenses were $11.9 million, an increase of 210.6% as compared to $3.8 million for the same period of 2000. This $12.7 million increase in contract underwriting expenses during the first half of 2001 reflected the increasing demand for contract underwriting services as mortgage origination volume has increased. Consistent with the increase in contract underwriting expenses, other income related to contract underwriting services increased 216.4% to $7.4 million for the first half of 2001 as compared to $2.3 million for the same period in 2000. For the second quarter of 2001, other income related to contract underwriting services increased 303.3% to $4.1 million as compared to $1.0 million for the second quarter of 2000. During the first six months of 2001, loans underwritten via contract underwriting accounted for 31.4% of applications, 30.2% of commitments, and 23.4% of certificates issued by Radian as compared to 28.7% of applications, 25.4% of commitments, and 18.5% of certificates issued in the first six months of 2000.

         The effective tax rate for the six months ended June 30, 2001 was 28.8% as compared to 29.4% for the same period in 2000 and the tax rate for the second quarter of 2001 was 28.8% as compared to 29.6% for the second quarter of 2000. Operating income accounted for 73.6% and 74.2%, respectively, of net income for the six months and quarter ended June 30, 2001, as compared to 76.4% and 76.6%, respectively, for the same periods in 2000, thus resulting in the decrease in effective tax rates for 2001 as the tax advantaged investment income represented a larger share of pretax net income.

FINANCIAL GUARANTY INSURANCE - RESULTS OF OPERATIONS

         The financial guaranty insurance operations are conducted through Enhance and primarily involve the reinsurance and direct underwriting of financial guaranties of municipal and asset-backed debt obligations. Reinsurance is assumed primarily from four monoline financial guaranty insurers. In addition, another insurance subsidiary, Van-American Insurance Company, is engaged on a run-off basis in reclamation bonds for the coal mining industry and surety bonds covering closure and post-closure obligations of landfill operators. Such business is not expected to be material to the financial results of the Company. The Company's consolidated results of operations include only four months of operating results from Enhance Financial and prior periods include no Enhance Financial results so prior period comparisons are not contained herein.

         Net written premiums for the year-to-date period and quarter ended June 30, 2001 were $49.4 million and $39.8 million, respectively, and net earned premiums for the year-to-date period and quarter ended June 30, 2001 were $41.9 million and $30.7 million, respectively. Included in net earned premiums for the year-to-date period and quarter ended June 30, 2001 were refundings of $2.8 million and $1.6 million, respectively. Net written premiums for the year-to-date period ended June 30, 2001 were composed of $29.3 million of assumed reinsurance, $9.3 million in direct financial guaranty, and $10.8 million of trade credit insurance and reinsurance. Net written premiums for the second quarter of 2001 were composed of $24.7 million of assumed reinsurance, $7.6 million in direct financial guaranty, and $7.5 million of trade credit insurance and reinsurance. The breakdown of net earned premiums for the year-to-date period ended June 30, 2001 included $22.3 million in assumed reinsurance, $9.9 million in direct financial guaranty, and $9.7 million in trade credit. The breakdown of net earned premiums for the quarter ended June 30, 2001 included $17.0 million in assumed reinsurance, $6.6 million in direct financial guaranty, and $7.1 million in trade credit. Net investment income for the year-to-date period and quarter ended June 30, 2001 was $19.6 million and $14.7 million, respectively. Other income for the year-to-date period and quarter ended June 30, 2001 was $0.9 million and $0.5 million, respectively, and resulted from several relatively small sources and is not anticipated to present a recurring or meaningful component on an ongoing basis. Net realized losses on sale of investments for the year-to-date period and quarter ended June 30, 2001 were $0.8 million for each period.

                       RADIAN GROUP INC. AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                         FINANCIAL CONDITION (CONTINUED)

         Incurred losses and loss adjustment expenses for the year-to-date period and quarter ended June 30, 2001 were $11.6 million or 27.7% of earned premium and $8.8 million and 28.6% of earned premium, respectively. This level of losses is higher than expected and resulted primarily from a trade credit reinsurance loss in the second quarter resulting from the bankruptcy of one insured credit. Policy acquisition costs for the year-to-date period and quarter ended June 30, 2001 were $8.2 million and $6.3 million, respectively. Other insurance operating expenses for the year-to-date period and quarter ended June 30, 2001 totaled $6.6 million and $4.8 million, respectively. Together these expenses resulted in an insurance expense ratio for the year-to-date period and quarter ended June 30, 2001 of 35.3% and 36.0%, respectively. The combined ratio for the year-to-date period and quarter ended June 30, 2001 was 63.1% and 64.6%, respectively. Interest expense for the year-to-date period and quarter ended June 30, 2001 of $4.1 million and $2.7 million, respectively, represented interest on the $75.0 million long-term public debt of Enhance Financial and $173.7 million of short-term bank debt. The $173.7 million of short-term bank debt was retired on May 29, 2001. The effective tax rate for the year-to-date period and quarter ended June 30, 2001 was 28.0%.

ASSET-BASED BUSINESS - RESULTS OF OPERATIONS

         Enhance Financial's asset-based businesses are conducted primarily through its minority owned subsidiaries, Sherman and C-BASS. A subsidiary of Enhance Financial and Mortgage Guaranty Insurance Company ("MGIC") each own 46% interests in C-BASS and the Company and MGIC each own a 45.5% interest in Sherman. C-BASS is engaged in the origination, servicing and/or securitization of special assets, including sub-performing/non-performing and seller-financed residential mortgages, real estate and subordinated residential mortgage-based securities. Sherman conducts a business that focuses on purchasing and servicing delinquent unsecured consumer assets. In addition, two wholly owned subsidiaries, Singer Asset Finance Company, L.L.C. and Enhance Consumer Services LLC, which had been engaged in the origination, purchase, servicing, and securitization of assets including state lottery awards, structured settlement payments, and viatical settlements, are currently operating on a run-off basis, primarily servicing prior originations, and the results of these subsidiaries are not expected to be material to the financial results of the Company. Equity in net income from affiliates for the year-to-date period and quarter ended June 30, 2001 was $24.8 million and $12.8 million, respectively. Both of these periods were influenced by strong results from C-Bass, which are expected to be lower in the second half of 2001, and is likely to vary significantly from period to period due to a significant portion of income generated from market-driven securitization transactions.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's sources of funds consist primarily of premiums and investment income. Funds are applied primarily to the payment of the Company's claims and operating expenses.

         Cash flows from operating activities for the six months ended June 30, 2001 were $218.7 million as compared to $145.9 million for the same period of 2000. This increase consisted of an increase in net premiums written and investment income received offset by an increase in operating expenses. In addition, the June 30, 2001 operating cash flows included four months of cash flows from the Enhance Financial operations of $1.3 million. Positive cash flows are invested pending future payments of claims and other expenses; cash flow shortfalls, if any, are funded through sales of short-term investments and other investment portfolio securities.

         Stockholders' equity plus redeemable preferred stock of $40.0 million, increased from $1.4 billion at December 31, 2000 to $2.2 billion at June 30, 2001, primarily as a result of the issuance of stock associated with the acquisition of Enhance Financial of $574.0 million, net income of $172.8 million and proceeds from the issuance of common stock of $20.4 million, offset by a decrease in the market value of securities available for sale of $10.4 million, net of tax, and dividends of $4.6 million.

         As of June 30, 2001, the Company and its subsidiaries had plans to implement a new general ledger system at an anticipated cost of approximately $4.0 million.

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

         The Company and MGIC each own a 45.5% interest in Sherman. The Company has made $15.0 million of capital contributions to Sherman since the Company acquired its interest in Sherman in connection with the acquisition of Enhance Financial. In conjunction with the acquisition, the Company has guaranteed payment of up to $12.5 million of a $25.0 million revolving credit facility issued to Sherman. In the second quarter of 2001, Sherman used $500,000 of the line of credit and this amount was repaid in July 2001.

         The Company obtained long-term financing through a privately placed, ten-year Senior Unsecured Note with a face value of $250.0 million. The note was issued on May 29, 2001 at an offering price of 99.615% of par value with registration rights and matures on June 1, 2011. The note bears interest at 7.75% which is payable annually in June and December and it matures on June 1, 2011. Enhance Financial was party to a credit agreement (as amended, the "Credit Agreement") with major commercial banks providing Enhance Financial with a borrowing facility aggregating up to $175.0 million, the proceeds of which were to be used for general corporate purposes. The outstanding principal balance under the Credit Agreement of $173.7 million was retired on May 29, 2001 with proceeds from the Senior Unsecured Note.

         The Company believes that Radian will have sufficient funds to satisfy its claims payments and operating expenses and to pay dividends to the Company for at least the next 12 months. The Company also believes that it will be able to satisfy its long-term (more than 12 months) liquidity needs with cash flow from Radian. As a holding company, the Company conducts its principal operations through Radian and Enhance. The Company's ability to pay dividends on the $4.125 Preferred Stock is dependent upon Radian's ability to pay dividends or make other distributions to the Company. In connection with obtaining approval from the New York Insurance Department for the change of control of Enhance when the Company acquired Enhance Financial, Enhance agreed not to declare or pay dividends for a period of two years following consummation of the acquisition. Consequently, the Company cannot rely upon or expect any dividends or other distributions from Enhance. Based on the Company's current intention to pay quarterly common stock dividends of approximately $0.02 per share, the Company will require distributions from Radian of $10.8 million annually to pay the dividends on the outstanding shares of $4.125 Preferred Stock and common stock. In addition, the Company will require distributions from Radian of $19.4 million annually to pay the debt service on its long-term debt financing. There are regulatory and contractual limitations on the payment of dividends or other distributions; however, the Company does not believe that these restrictions will prevent the payment by Radian or the Company of these anticipated dividends or distributions in the foreseeable future.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         During the first six months of 2001, the Company experienced a decrease in the fair market value of the available for sale portfolio, which resulted in a decrease in the net unrealized gain on the investment portfolio of $10.1 million, from a net unrealized gain of $25.3 million at December 31, 2000 to a net unrealized gain of $15.2 million at June 30, 2001. This decrease in value was a result of changes in market interest rates and not as a result of changes in the composition of the Company's investment portfolio. For a more complete discussion about the potential impact of interest rate changes upon the fair value of the financial instruments in the Company's investment portfolio, see "Quantitative and Qualitative Disclosures about Market Risk" in the Company's 2000 Form 10-K.

                       RADIAN GROUP INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

ITEM 1.       Legal Proceedings - None

ITEM 2.       Changes in Securities

              On May 29, 2001, the Company sold $250.0 million par value of 10-Year Senior Unsecured Notes (the "Note"), with registration rights, to qualified institutional investors who then resold the Note under an offering circular dated May 24, 2001, in reliance on Rule 144A under the Securities Act of 1933. Goldman, Sachs & Co. acted as the principal underwriter on the transaction, with Deutsche Banc Alex Brown, Bear Stearns & Co. Inc., First Union Securities, Inc. and Fleet Securities, Inc. also acting as co-underwriters. The Note was issued at an offering price of 99.615% of par value with a coupon rate of 7.75%, payable annually in June and December, and it matures on June 1, 2011. The Company received total proceeds from the sale of the Note of $249,038,000 (after an underwriting discount of $962,000) and paid underwriting commissions and fees of $375,000 for net proceeds to the Company of $247,413,000. Of the net proceeds received by the Company, $174,043,000 was used to retire Enhance Financial's outstanding balance under the Credit Agreement on May 29, 2001, $25.0 million was sent as a capital contribution to Asset Guaranty, one of the Company's financial guaranty operating subsidiaries, and the remaining net proceeds of $50.0 million will be used for general corporate purposes.

ITEM 3.       Defaults upon Senior Securities - None

ITEM 4.       Submission of Matters to a Vote of Security Holders

              On May 1, 2001, the Annual Meeting of Stockholders of Radian Group Inc. was held. The stockholders re-elected three nominees from the existing Board of Directors to three-year terms expiring in 2004. The stockholders also approved the designation of Deloitte & Touche as independent auditors.

              The number of votes cast for and withheld from the election of each director nominee is set forth below. There were no votes against, abstentions or broker non-votes in the election of directors.

                  Election of Directors:
                                                       For           Withheld
                  James W. Jennings                39,413,337        148,592
                  Roy J. Kasmar                    39,426,363        135,566
                  Herbert Wender                   39,413,407        148,522


              The number of votes cast for, against and abstentions relating to the designation of Deloitte & Touche as independent auditors is set forth below. There were no broker non-votes in the approval of Deloitte & Touche.

                                                   For       Against     Abstain
                                                   ---       -------     -------
                  Approval of the designation
                    of Deloitte & Touche as
                    independent auditors:       38,360,257   1,199,605  102,067


              On June 14, 2001, the Company held a Special Meeting of stockholders to approve an amendment to the Company's Second Amended and Restated Certificate of Incorporation to increase the number of authorized shares of the Company's common stock, par value $.001 per share, from 80,000,000 shares to 200,000,000 shares (the "Amendment") needed to effect the stock split approved by the board of directors on May 1, 2001 (See note 4 of Notes to Consolidated Financial Statements). The stockholders agreed to approve the Amendment.

                       RADIAN GROUP INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION
                                   (CONTINUED)

              The number of votes cast by the stockholders of the Company for, against and abstensions relating to the approval of the Amendment is set forth below. There were no broker non-votes in the approval of the Amendment.

                                                  For         Against    Abstain
                                                  ---         -------    -------
              Approval of the amendment to
                the Radian Group Inc. Second
                Amended and Restated
                Certificate of Incorporation:  39,009,543    1,656,462   91,996

ITEM 5.       Other Information - Recent Developments

              On July 19, 2001, the Office of Federal Housing Enterprise Oversight ("OFHEO") issued new risk-based capital regulations for Fannie Mae and Freddie Mac (together, known as Government Sponsored Entities, or "GSEs"). The most relevant provision for the Company of the regulations is a new distinction that is being made between AAA rated insurers and AA rated insurers. Specifically, the new regulations create guidelines that reduce the credit the GSEs are given for exposure ceded to AAA insurers by 5% while exposure ceded to AA insurers, like Radian, is reduced by 15%. The regulations are expected to take effect in July 2002 and phase in these cuts on a straight-line basis over a period of five years.

              Prior to the effective date, there will be a period for public comment and amendment. The Company will be strongly advocating that the AAA/AA distinction be eliminated or, if not eliminated, significantly reduced. The Company believes that given the length and complexity of these regulations and the possibility of it being amended before it becomes effective, the effect of the new regulations on its results of operations is uncertain at this time. Furthermore, the GSEs may determine that the reduction does not have a material effect on their ability to meet the capital adequacy test and therefore may decide not to distinguish between AAA and AA insurers in their business practices. They may also try to avoid concentrating all of their risks in the two AAA rated mortgage insurers.

              Should the regulation take effect in substantially its current form, and the GSEs start distinguishing between the AAA insurers and the AA insurers in their business practices, the Company has several contemplated actions it believes should mitigate the adverse effects of the regulations. These include one or more of the following:

              - upgrading the ratings of one or more of its operating subsidiaries by obtaining additional capital, reinsurance or a soft capital facility,

              - increasing the amount of coverage so as to eliminate the reduction,

              - utilizing Enhance Reinsurance Company, which is AAA rated, or;

              - providing protection against loss to the GSEs through a derivative contract rather than through an insurance policy - the form favored under the current version of the regulations.

              Given these alternatives and the strong incentive the GSEs have to work with the Company, the Company believes it is sufficiently positioned to implement whatever solutions the new regulation will ultimately require.

ITEM 6.       a. Exhibits

                  *Exhibit 3.1 - Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation

                  *Exhibit 11.1 - Statement Re: Computation of Per Share
                  Earnings

                  *Exhibit 21.1 - Revised Subsidiaries of the Company.

                       RADIAN GROUP INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION
                                   (CONTINUED)

b.       Reports on Form 8-K

         On May 14, 2001, the Company filed Amendment No. 1 (the "8-K/A") to its Current Report on Form 8-K filed on March 14, 2001. The 8-K/A included the financial statements of Enhance Financial and Pro Forma Financial Information with respect to the Company's acquisition of Enhance Financial in accordance with Items 7(a) and 7(b) of Form 8-K within 60 days after the date of the initial filing.


     * Filed Herewith

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              RADIAN GROUP INC.







Date:    August 14, 2001      /s/ C. Robert Quint
                              -------------------------------------------------
                                              C.  Robert Quint
                              Executive Vice President, Chief Financial Officer
                                        (Principal Accounting Officer)