Form 10-Q
period 2001-09-30
RADIAN GROUP INC
filed 2001-11-14
CIK 890926

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
                               SEPTEMBER 30, 2001
                               ------------------

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

                                 (215) 564-6600
                                 ---------------
              (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or if such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

       Yes     X     No
          ----------   ------------

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 93,781,435 shares of Common Stock, $0.001 par value, outstanding on November 9, 2001.

                       RADIAN GROUP INC. AND SUBSIDIARIES

                                      INDEX

                                                                             PAGE NUMBER
                                                                             -----------

Part I - Financial Information

        Unaudited Condensed Consolidated Balance Sheets - September 30, 2001 and
               December 31, 2000........................................            3

        Unaudited Condensed Consolidated Statements of Income - For the quarters
               and nine month periods ended September 30, 2001 and 2000.            4

        Unaudited Condensed Consolidated Statement of Changes in Common
               Stockholders' Equity - For the nine month period ended
               September 30, 2001.......................................            5

        Unaudited Condensed Consolidated Statements of Cash Flows - For the nine
               month periods ended September 30, 2001 and 2000..........            6

        Notes to Unaudited Condensed Consolidated Financial Statements..            7 - 10

        Management's Discussion and Analysis of Results of
               Operations and Financial Condition.......................            11 - 18

        Quantitative and Qualitative Disclosures about Market Risk......            18

Part II - Other Information, as applicable..............................            19 - 20

Signatures..............................................................            21

RADIAN GROUP INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                              September 30   December 31
                                                                                                     2001           2000
                                                                                              ------------   -----------
(In thousands, except share amounts)
Assets
    Investments
        Fixed maturities held to maturity - at amortized cost
         (fair value $485,322 and $490,792) ..............................................   $   458,510    $   469,591
        Fixed maturities available for sale - at fair value
         (amortized cost $2,372,995 and $1,087,191) ......................................     2,429,533      1,120,840
        Trading securities - at fair value (cost $18,972) ................................        14,514             --
        Equity securities - at fair value (cost $85,673 and $58,877) .....................        76,649         64,202
        Short-term investments ...........................................................       248,750         95,824
        Other invested assets ............................................................         8,380             --
    Cash .................................................................................        35,957          2,424
    Investment in affiliates .............................................................       176,381             --
    Deferred policy acquisition costs ....................................................       143,375         70,049
    Prepaid federal income taxes .........................................................       316,514        270,250
    Provisional losses recoverable .......................................................        45,709         43,740
    Other assets .........................................................................       276,435        135,891
                                                                                              -----------    -----------
                                                                                             $ 4,230,707    $ 2,272,811
                                                                                              ==========     ===========
Liabilities and Stockholders' Equity
    Unearned premiums ....................................................................   $   477,627    $    77,241
    Reserve for losses ...................................................................       575,803        390,021
    Long-term debt .......................................................................       324,059             --
    Federal income taxes, principally deferred ...........................................       379,515        291,294
    Accounts payable and accrued expenses ................................................       211,071        112,058
                                                                                              -----------    -----------
                                                                                               1,968,075        870,614
                                                                                              ===========    ===========
Redeemable preferred stock, par value $.001 per share;
    800,000 shares issued and outstanding - at
    redemption value .....................................................................        40,000         40,000
                                                                                              -----------    -----------
Common stockholders' equity
    Common stock, par value $.001 per share; 200,000,000 shares authorized;
        93,462,006 shares and 37,907,777 shares issued
        and outstanding ..................................................................            94             38
    Treasury stock; 188,092 shares redeemed ..............................................        (7,874)        (2,159)
    Additional paid-in capital ...........................................................     1,199,789        549,154
    Retained earnings ....................................................................     1,000,230        789,831
    Accumulated other comprehensive income ...............................................        30,393         25,333
                                                                                              ----------    -----------
                                                                                               2,222,632      1,362,197
                                                                                              ----------    -----------
                                                                                             $ 4,230,707    $ 2,272,811
                                                                                             ===========    ===========


             See notes to unaudited condensed consolidated financial
                                  statements.

RADIAN GROUP INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME



                                                        Quarter Ended             Nine Months Ended
                                                        September 30                September 30
                                                     2001         2000           2001           2000
                                                     ----         ----           ----           ----
   (In thousands, except per-share amounts)

    Revenues:
        Premiums written:
           Direct..............................    $177,769    $  144,969     $ 524,924     $ 430,506
           Assumed ............................      21,836             2        63,143            75
           Ceded...............................     (15,667)       (8,824)      (44,677)      (29,892)
                                                   --------      --------      --------      --------
        Net premiums written...................     183,938       136,147       543,390       400,689
        Increase in unearned premiums..........      (3,448)       (5,911)      (27,896)      (13,617)
                                                   --------      --------      --------      --------

        Premiums earned........................     180,490       130,236       515,494       387,072
        Net investment income..................      39,956        21,179       107,431        60,310
        Equity in net income of affiliates.....       7,389            --        32,193            --
        Other income...........................      13,188         2,003        28,763         4,642
                                                   --------      --------      --------      --------
                                                    241,023       153,418       683,881       452,024
                                                   --------      --------      --------      --------
  Expenses:
        Provision for losses...................      50,968        38,251       152,550       115,038
        Policy acquisition costs...............      20,327        12,428        59,364        38,822
        Other operating expenses...............      34,149        14,503        91,048        40,314
        Interest expense.......................       6,003            --        11,852            --
                                                   --------      --------      --------      --------
                                                    111,447        65,182       314,814       194,174
                                                   --------      --------      -------      --------
    Gains and losses:
        Gain on sales of investments...........       2,968         2,313         5,730         3,410
        Change in fair value of derivative
        instruments............................      (4,267)           --        (4,458)           --
                                                   --------      --------      --------      --------
                                                     (1,299)        2,313         1,272         3,410
                                                   --------      --------      --------      --------

    Pretax income..............................     128,277        90,549       370,339       261,260
    Provision for income taxes.................      36,745        26,480       105,973        76,733
                                                   --------      --------      --------      --------
    Net income.................................      91,532        64,069       264,366       184,527
    Dividends to preferred stockholder.........         825           825         2,475         2,475
                                                   --------      --------      --------      --------
    Net income available to common stockholders    $ 90,707    $   63,244     $ 261,891    $  182,052
                                                   ========    ==========      ========      ========
    Basic net income per share.................    $   0.97    $     0.84     $    2.93    $     2.42
                                                   ========    ==========      ========      ========

    Diluted net income per share...............    $   0.96    $     0.83     $    2.88    $     2.39
                                                   ========    ==========      ========      ========

    Average number of common shares outstanding -
     basic.....................................      93,281        75,480        89,360        75,167
                                                   ========   ===========      ========      ========

    Average number of common and common
    equivalent shares outstanding - diluted....      94,784        76,383        90,892        76,129
                                                   ========   ===========      ========      ========



             See notes to unaudited condensed consolidated financial
                                  statements.

RADIAN GROUP INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
COMMON STOCKHOLDERS' EQUITY

                                                                                                  Accumulated Other
                                                                                                   Comprehensive
                                                                                                   Income (Loss)
                                                                                             --------------------------
                                                                                              Foreign     Unrealized
                                                                    Additional                Currency     Holding
                                            Common       Treasury     Paid-in      Retained  Translation    Gains/
                                             Stock        Stock       Capital      Earnings   Adjustment    Losses        Total
                                             -----        -----       -------      --------   ----------    ------        -----

(In thousands)

Balance, January 1, 2001 ................ $    38    $   (2,159)  $   549,154  $   789,831  $       --  $    25,333   $ 1,362,197
Comprehensive income:
  Net income ............................      --            --            --      264,366          --           --       264,366
  Unrealized foreign currency translation
    adjustment, net of tax benefit of
    $286 ................................      --            --            --           --        (525)          --         (525)
  Unrealized holding gains arising
    during period, net of tax of
    $710 ................................      --            --            --           --          --        1,319
  Plus:  Reclassification adjustment
    for net gains included in net income,
    net of tax of $2,297 ................      --            --            --           --          --        4,266
                                                                                                           ---------
  Net unrealized gains on investments,
    net of tax of $3,007 ................      --            --            --           --          --        5,585         5,585
                                                                                                                      -----------
Comprehensive income ....................                                                                        --       269,426
Issuance of common stock related to
    acquisition .........................       9            --       574,017           --          --           --       574,026
Issuance of common stock under
    incentive plans .....................       1            --        30,046           --          --           --        30,047
Treasury stock redeemed .................      --       (5,715)            --           --          --           --        (5,715)
Two-for-one stock split .................      46            --        46,572      (46,618)         --           --            --
Dividends ...............................      --            --            --       (7,349)         --           --        (7,349)
                                           -------   -----------   -----------  -----------  ---------   -----------   -----------
Balance, September 30, 2001..             $    94    $   (7,874)  $ 1,199,789  $ 1,000,230  $    (525)  $    30,918   $ 2,222,632
                                           =======   ===========   ===========  ===========  =========   ===========   ===========


             See notes to unaudited condensed consolidated financial
                                  statements.

RADIAN GROUP INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                       Nine Months Ended
                                                                          September 30
                                                                       2001          2000
                                                                       ----          ----
(In thousands)
Cash flows from operating activities...........................    $  323,079    $  231,917
                                                                     --------      --------

Cash flows from investing activities:
      Proceeds from sales of investments available for sale....       535,579       365,445
      Proceeds from sales of equity securities available for
        sale ..................................................         3,515        16,873
      Proceeds from redemptions of investments available for
        sale...................................................       173,776        29,175
      Proceeds from redemptions of investments held to maturity        15,826         2,245
      Purchases of investments available for sale..............      (980,790)     (613,401)
      Purchases of equity securities available for sale........       (41,439)      (27,947)
      Purchases of short-term investments - net................       (66,197)      (13,607)
      Purchases of property and equipment - net................        (6,490)       (2,037)
      Other....................................................        (6,249)       (1,389)
                                                                     --------      --------
         Net cash used in investing activities.................      (372,469)     (244,643)
                                                                     --------      --------

Cash flows from financing activities:
      Proceeds from issuance of common stock under incentive
        plans..................................................        30,047        17,193
      Repayment of short-term debt.............................      (173,724)           --
      Issuance of long-term debt...............................       247,058            --
      Acquisition costs........................................        (7,394)           --
      Redemption of treasury stock.............................        (5,715)       (2,159)
      Dividends paid...........................................        (7,349)       (5,832)
                                                                     --------      --------
         Net cash from financing activities....................        82,923         9,202
                                                                     --------      --------

Increase (decrease) in cash....................................        33,533        (3,524)
Cash, beginning of period......................................         2,424         7,507
                                                                     --------      --------
Cash, end of period............................................     $  35,957     $   3,983
                                                                     =========     ========

Supplemental disclosures of cash flow information:

Income taxes paid..............................................     $  96,880     $  69,768
                                                                     ========      ========
Interest paid..................................................     $   9,127     $     602
                                                                     ========      ========

             See notes to unaudited condensed consolidated financial
                                  statements.

                       RADIAN GROUP INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    1 - UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

        The unaudited condensed consolidated financial statements as of and for the quarter and nine month periods ended September 30, 2001, include the accounts of Radian Group Inc. (the "Company") and its subsidiaries, including its principal mortgage guaranty subsidiaries, Radian Guaranty Inc. and Amerin Guaranty Corporation (together referred to as "Radian"), its principal financial guaranty operating subsidiaries, Enhance Reinsurance Company and Asset Guaranty Insurance Company ("Asset Guaranty"), (together referred to as "Enhance"), and its principal minority owned asset-based subsidiaries, Credit-Based Asset Servicing and Securitization LLC ("C-BASS") and Sherman Financial Group LLC ("Sherman"). For periods prior to the first quarter of 2001, the financial statements do not include any results from operations from Enhance Financial Services Group Inc. ("Enhance Financial"), parent of Enhance. These statements are presented in accordance with accounting principles generally accepted in the United States of America.

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

    2 - ACQUISITION OF ENHANCE FINANCIAL

        On February 28, 2001, the Company acquired Enhance Financial for approximately $581.5 million, such sum representing the value of the Company's common stock and stock options issued in connection with the acquisition and other consideration in accordance with an Agreement and Plan of Merger, dated November 13, 2000, by and between the Company, a wholly-owned subsidiary of the Company and Enhance Financial. The acquisition, which was structured as a merger of a wholly-owned subsidiary of the Company with and into Enhance Financial, entitled Enhance Financial stockholders to receive 0.22 shares of the Company's common stock in a tax-free exchange for each share of Enhance Financial common stock that they owned at the time of the merger. The Company's stockholders continued to own their existing shares after the acquisition. The acquisition was treated as a purchase for accounting purposes, and accordingly, the assets and liabilities were recorded based on their fair values at the date of acquisition. The excess of purchase price over fair value of net assets acquired of $56.7 million represents the future value of insurance profits which will be amortized over a period that approximates the future life of the insurance book of business. The results of Enhance Financial's operations have been included in the Company's financial statements for the period from March 1, 2001 through September 30, 2001.

        The purchase price of Enhance Financial reflects the issuance of 8,462,861 shares (pre-stock split) of the Company's common stock at $65.813 per share (pre-stock split) which represents the average closing price of the Company's common stock for the three days preceding and following the announcement of the acquisition, and the issuance of 1,222,853 options (pre-stock split) to purchase shares of the Company's common stock to holders of options to purchase shares of Enhance Financial common stock. The value of the option grant was based on a Black-Scholes valuation model assuming an average life of 2.8 years, a risk-free interest rate of 4.75%, volatility of 43.4% and a dividend yield of 0.22%.

        In conjunction with the acquisition, the Company has guaranteed payment of up to $12.5 million of a $25.0 million revolving credit facility issued to Sherman, a 45.5% owned affiliate of Enhance Financial. In the third quarter of 2001, Sherman used $500,000 of the line of credit and this amount was repaid in October 2001.

                       RADIAN GROUP INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

        The following unaudited pro forma information presents a summary of the consolidated operating results of Radian Group Inc. and Enhance Financial as if the acquisition occurred on January 1, 2000 (in thousands except per-share information):

                                                                          2001          2000
                                                                          ----          ----
  For the nine months ended September 30:
        Net revenues.................................................   $689,745      $615,699
        Net income...................................................    188,435       205,706
        Net income per share - basic.................................      $1.96         $2.21
        Net income per share - diluted...............................      $1.93         $2.18

    These unaudited pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, nor are they indicative of any future results of operations.

    3 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

        The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, on January 1, 2001. The statement establishes accounting and reporting standards for derivative instruments and hedging activity and requires that all derivatives be measured at fair value and recognized as either assets or liabilities in the financial statements. Changes in the fair value of derivative instruments will be recorded each period in current earnings. This represents a change from the Company's prior accounting practices whereby these changes were recorded as a component of stockholders' equity. Transactions that the Company has entered into that will be accounted for under SFAS 133, as amended, include convertible debt securities and certain financial guaranty contracts.

        Upon adoption of SFAS 133, the balance of the Company's convertible debt portfolio was approximately $104.6 million. SFAS 133 requires that the Company split its convertible debt securities into the derivative and debt host components. Over the term of the securities, changes in the fair value of the debt instrument will be recorded in the Company's consolidated statement of changes in common stockholders' equity, through accumulated other comprehensive income or loss. Concurrently, a deferred tax liability or benefit will be recognized as the recorded value of the debt host increases or decreases. Changes in the fair value of the derivative will be recorded to gain or loss on sales of investments in the Company's consolidated statement of income. In connection with the adoption of SFAS 133, the Company reclassified $13.8 million from fixed maturities available for sale to trading securities on its consolidated balance sheet as of January 1, 2001. During the first nine months of 2001, the fair value of the Company's derivative instruments decreased to $14.5 million, as compared to amortized value of $19.0 million, and the Company recognized $2.9 million, net of tax, of loss on changes in the fair value of derivative instruments in the consolidated statement of income for the nine months ended September 30, 2001. During the third quarter of 2001, the fair value of the Company's derivative instruments decreased $4.3 million, and the Company recognized $2.8 million, net of tax, of loss on changes in the fair value of derivative instruments in the consolidated statement of income for the quarter ender September 30, 2001.

        In connection with the acquisition of Enhance Financial, the Company has identified certain financial guaranty contracts that may require measurement at fair value under SFAS 133. The Company does not anticipate any material adjustments to its financial position or results of operations for these contracts as a result of SFAS 133.

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

                       RADIAN GROUP INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

    4 - STOCK SPLIT

        On May 1, 2001, the Company's board of directors authorized a stock split, paid June 20, 2001, in the form of a dividend of one additional share of the Company's common stock for each share owned by stockholders of record on June 14, 2001. To effect the stock split, the Company's stockholders approved an increase in the number of authorized sharesof common stock, from 80 million to 200 million, on June 14, 2001. The dividend was accounted for as a two-for-one stock split and the par value of the Company's common stock remained at $.001 per share. Accordingly, all references to common per share data have been adjusted to give effect to the stock split. In conjunction with the stock split, the Company's board of directors voted to increase the quarterly dividend from $.015 per share to $.02 per share of common stock outstanding after the split was effected.

    5 - SEGMENT REPORTING

        The Company has three reportable segments: mortgage insurance and related businesses, financial guaranty and credit-related insurance businesses and asset-based businesses. The mortgage insurance segment provides private mortgage insurance and risk management services to mortgage lending institutions located throughout the United States. Private mortgage insurance protects lenders from default-related losses on residential first mortgage loans made to homebuyers who make downpayments of less than 20% of the purchase price and facilitates the sale of these mortgages in the secondary market. The financial guaranty and credit-related insurance segment provides credit-related insurance coverage to meet the needs of customers in a wide variety of domestic and international markets. The Company's largest insurance business within this segment is the provision of reinsurance to the monoline primary financial guaranty insurers for both municipal bonds and non-municipal obligations. The Company also provides trade credit reinsurance, financial responsibility bonds, excess-SIPC insurance and direct financial guaranty insurance. The asset-based businesses segment deals primarily with credit-based servicing and securitization of assets in underserved markets, in particular, the purchase and servicing of and securitization of special assets, including sub-performing/non-performing and seller financed residential mortgages and delinquent consumer assets. The Company's reportable segments are strategic business units, which are managed separately as each business requires different marketing and sales expertise.

        The Company evaluates performance based on net income. Summarized financial information concerning the Company's operating segments is presented in the following tables:


                                                        September 30, 2001
                                            -----------------------------------------------
In thousands                               Mortgage    Financial
                                            Related     Guaranty  Asset-based  Consolidated
                                            -------     --------  ------------ ------------
Nine months ended:
  Revenues from external customers......   $  469,328  $   72,435  $    2,494  $  544,257
  Net investment income .................      72,716      34,715          --     107,431
  Net income before taxes ...............     281,508      57,749      31,082     370,339
Quarter ended:
  Revenues from external customers ......     161,475      29,838       2,365     193,678
  Net investment income .................      24,791      15,165          --      39,956
  Net income before taxes ...............      94,147      26,805       7,325     128,277
Segment assets ..........................   2,603,908   1,410,112     216,687   4,230,707

                       RADIAN GROUP INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


                                                     September 30, 2000
                                        -----------------------------------------------
In thousands                            Mortgage   Financial
                                        Related    Guaranty   Asset-based  Consolidated
                                        -------    --------   -----------  ------------

Nine months ended:
  Revenues from external customers    $  391,714    $      --    $    --    $  391,714
  Net investment income ..........        60,310           --         --        60,310
  Net income before taxes ........       261,260           --         --       261,260
Quarter ended:
  Revenues from external customers       132,239           --         --       132,239
  Net investment income ..........        21,179           --         --        21,179
  Net income before taxes ........        90,549           --         --        90,549
Segment assets ...................     2,116,774           --         --     2,116,774


    6 - RECENT ACCOUNTING PRONOUNCEMENTS

        In June 2001, the FASB issued two new pronouncements: SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 is effective as follows: a) use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001; and b) the provisions of SFAS 141 also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001 (that is, the date of the acquisition is July 2001 or later). There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Company is currently evaluating the provisions of SFAS 141 and SFAS 142 and has not adopted such provisions in its September 30, 2001 condensed consolidated financial statements. The Company does not expect the adoption of SFAS 141 or SFAS 142 to have a material impact on its financial position or results of operations.

        In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" which replaces, in its entirety, SFAS No. 125. Although SFAS 140 has changed many of the rules regarding securitizations, it continues to require an entity to recognize the financial and servicing assets it controls and the liabilities it has incurred and derecognize financial assets when control has been surrendered in accordance with the criteria provided in the statement. The Company previously adopted the provisions of SFAS 140 that related to applicable disclosures of securitization transactions, and has adopted the remaining provision of the new statement beginning in the second quarter of 2001. The adoption of SFAS 140 did not have a material impact on the financial position or results of operations of the Company.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001 and when adopted, is not expected to have a material impact on the financial position or results of operations of the Company.

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

RESULTS OF CONSOLIDATED OPERATIONS

      Consolidated net income for the first nine months of 2001 was $264.4 million, a 43.3% increase compared to $184.5 million for the same period of 2000 and consolidated net income for the third quarter of 2001 was $91.5 million as compared to $64.1 million for the third quarter of 2000, an increase of 42.9%. This improvement was a result of growth in premiums earned and net investment income and the inclusion of equity in net income of affiliates, offset by an increase in provision for losses, policy acquisition costs and other operating expenses. As a result of the acquisition of Enhance Financial by the Company on February 28, 2001, net income for the first nine months of 2001 included the results from operations for March 2001 through September 2001 for Enhance Financial, which contributed $62.8 million and $23.4 million to net income for the nine month period and the quarter ended September 30, 2001, respectively. Consolidated earned premiums increased $128.4 million or 33.2% from $387.1 million for the first nine months of 2000 to $515.5 million for the same period of 2001, with the inclusion of Enhance Financial contributing $70.3 million of the increase. For the third quarter of 2001, consolidated earned premiums were $180.5 million as compared to $130.2 million for the third quarter of 2000, a 38.6% increase, with the inclusion of Enhance Financial contributing $28.4 million of the increase. Net consolidated investment income increased from $60.3 million for the first nine months of 2000 to $107.4 million in the same period of 2001, a 78.1% increase, with Enhance Financial contributing $34.7 million of the increase. For the third quarter of 2001, net consolidated investment income was $40.0 million as compared to $21.2 million for the third quarter of 2000, with Enhance Financial contributing $15.2 million of the increase. Equity in net income of affiliates for the first nine months and third quarter of 2001 was $32.2 million and $7.4 million, respectively. Consolidated provision for losses increased $37.6 million for the first nine months of 2001 from $115.0 million in 2000 to $152.6 million for the same period of 2001, an increase of 32.6% with the inclusion of Enhance Financial accounting for $18.9 million of the increase. For the third quarter of 2001, consolidated provision for losses was $51.0 million, a 33.2% increase from $38.3 million for the same quarter of 2000, with the inclusion of Enhance Financial accounting for $7.3 million of the increase. Consolidated policy acquisition and other operating expenses also increased from the first nine months of 2000 by 90.1% from $79.1 million to $150.4 for the first nine months of 2001 and Enhance Financial accounted for $27.6 million of the increase. For the third quarter of 2001, consolidated policy acquisition and other operating expenses were $54.5 million as compared to $26.9 million for the same quarter of 2000, a 102.3% increase, with Enhance Financial accounting for $11.8 million of the increase. Interest expense for the first nine months and third quarter of 2001 was $11.9 million and $6.0 million, respectively. Diluted net income per share for the nine month period ended September 30, 2001 increased 20.5% from $2.39 per share in the first nine months of 2000 (after adjusting for the stock split - See note 4 of Notes to Unaudited Condensed Consolidated Financial Statements) to $2.88 per share for the same period in 2001 and for the third quarter of 2001, diluted net income per share increased 15.7% to $0.96 per share from $0.83 per share for the same quarter of 2000 (after adjusting for the stock split). The weighted average shares for the nine months ended September 30, 2001 included seven months of outstanding shares issued in connection with the Enhance Financial acquisition.

MORTGAGE INSURANCE AND RELATED SERVICES - RESULTS OF OPERATIONS

        Net income for the first nine months of 2001 was $201.6 million, a 9.3% increase compared to $184.5 million

                       RADIAN GROUP INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
                                    CONDITION
                                   (CONTINUED)

for the first nine months of 2000 and net income for the quarter ended September 30, 2001 was $68.2 million, a 6.4% increase compared to $64.1 million for the same period in 2000. These improvements in net income were the result of growth in premiums earned, net investment income and other income, offset by a higher provision for losses and an increase in policy acquisition costs and other operating expenses.

        New primary insurance written during the first nine months of 2001 was $31.7 billion, a 79.7% increase compared to $17.6 billion for the first nine months of 2000 and for the third quarter of 2001, new primary insurance written of $12.3 billion was 74.4% higher than the $7.0 billion written in the third quarter of 2000. This increase in Radian's primary new insurance written volume for the first nine months and third quarter of 2001 was primarily due to a 69.6% and 71.6%, respectively, increase in new insurance written volume in the private mortgage insurance industry compared to the same periods of 2000. In addition, Radian's market share of the industry increased to 15.6% for the nine months ended September 30, 2001 as compared to 14.7% for the same period of 2000. Radian believes the market share increase was due in part to an increase in the Company's share of new insurance written under bulk transactions which are included in industry new insurance written figures. During the first nine months and third quarter of 2001, Radian wrote $5.2 billion and $2.6 billion, respectively, of such transactions as compared to $389.9 million and $364.2 million, respectively, for the nine months and quarter ended September 30, 2000. Radian's participation in the bulk transaction market is likely to vary significantly from quarter to quarter due to the competitive bidding process associated with such business. During the first nine months of 2001, Radian wrote $110.3 million of pool insurance risk as compared to $130.0 million in the first nine months of 2000 and for the quarter ended September 30, 2001, Radian's pool risk written was $22.4 million as compared to $25.7 million for the same period of 2000. Most of this pool insurance volume relates to a group of structured transactions composed primarily of Fannie Mae- and Freddie Mac-eligible conforming mortgage loans ("GSE Pool"). This business contains loans with loan-to-value ratios above 80% which have primary insurance that places the pool insurance in a secondary loss position and loans with loan-to-value ratios of 80% and below for which the pool coverage is in a first loss position. The performance of this business written in prior years has been better than anticipated although the historical performance might not be an indication of future performance.

        Radian's volume in the first nine months and third quarter of 2001 was positively impacted by relatively lower interest rates that affected the entire mortgage industry. The trend toward lower interest rates, which began in the fourth quarter of 2000, caused refinancing activity during the first nine months of 2001 to increase significantly and contributed to the increase in the mortgage insurance industry new insurance written volume for the first nine months of 2001. Radian's refinancing activity as a percentage of primary new insurance written was 38.0% and 37.0%, respectively, for the nine months and quarter ended September 30, 2001 as compared to 12.0% for each of the same periods in 2000. The persistency rate, which is defined as the percentage of insurance in force that is renewed in any given year, was 68.6% for the twelve months ended September 30, 2001 as compared to 79.4% for the twelve months ended September 30, 2000. This decrease was consistent with the increasing level of refinancing activity during the last quarter of 2000 which has continued into the first nine months of 2001, which has caused the cancellation rate to increase. The expectation for the fourth quarter of 2001 is a continuation of strong industry volume and a continuation of low persistency rates.

        Radian insures non-traditional mortgage loans, specifically Alternative A and A-minus loans (collectively, referred to as "non-prime" business). Alternative A ("Alt A") borrowers have credit profiles similar to Radian's typical insured borrowers, but their loans are underwritten with reduced documentation and verification of information. Radian typically charges a higher premium rate for this business due to the reduced documentation, but does not consider this business to be significantly more risky than its prime business. The A-minus loan programs typically have non-traditional credit standards which are less stringent than standard credit guidelines. To compensate for this additional risk, Radian receives a higher premium for insuring this product that Radian believes is commensurate with the additional default risk. During the nine months and quarter ended September 30, 2001, non-prime business accounted for $10.8 billion and $4.8 billion, respectively, or 34.2% and 39.0%, respectively, of Radian's new primary insurance written as compared to $3.0 billion and $1.4 billion, respectively, for the same periods of 2000, which accounted for 17.3% and 19.2%, respectively,

                       RADIAN GROUP INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
                                   CONDITION
                                   (CONTINUED)

of Radian's new primary insurance written during 2000. Of the $10.8 billion and $4.8 billion, respectively, of non-prime business written in the nine months and quarter ended September 30, 2001, Alt A business accounted for $5.1 billion and $2.4 billion, respectively, or 47.1% and 50.1% of the total non-prime business originated. For the same periods of 2000, Alt A business accounted for $1.8 billion and $722.5 million, respectively, or 60.0% and 53.1% of the total non-prime business originated.

        In the third quarter of 2000, the Company began to insure obligations secured by mortgage-related assets in a Pennsylvania domiciled credit insurer, Radian Insurance Inc. ("Radian Insurance"). Radian Insurance is rated AA by Standard & Poor's Insurance Rating Service and Fitch IBCA and Aa3 by Moody's Investors Service and was formed to write credit insurance and financial guaranty insurance on obligations secured by mortgage-related assets that are not permitted to be insured by monoline mortgage guaranty insurers. Such assets include second mortgages, manufactured housing loans, home equity loans and mortgages with loan-to-value ratios above 100%. During the first nine months and third quarter of 2001, Radian Insurance wrote $2.3 billion and $426.0 million, respectively, of insurance as compared to $1.2 billion for each of the same periods in 2000. Such business is written under varying structures and thus premium rates and commensurate risk levels will vary on a deal by deal basis. The performance of such business is too young to determine whether the premium rates charged will compensate the Company for the anticipated level of risk. Beginning in October 2001, Radian Insurance entered into a reinsurance agreement with its affiliate, Asset Guaranty, whereby Radian Insurance will cede the insurance risk associated with certain obligations secured by mortgage-backed securities and manufactured housing loans.

        Net premiums earned in the first nine months of 2001 were $445.2 million, a 15.0% increase compared to $387.1 million for the first nine months of 2000 and premiums earned for the quarter ended September 30, 2001 were $152.1 million, a 16.8% increase compared to $130.2 million for the same period of 2000. These increases, which were greater than the increase in insurance in force, reflected the premiums earned in Radian Insurance of $27.2 million and $12.8 million, respectively, for the nine months and quarter ended September 30, 2001 and the change in the mix of new insurance written volume originated by Radian during the second half of 2000 and the first nine months of 2001, combined with the increase in new insurance written volume. This change in mix included a higher percentage of non-prime business. This type of business has higher premium rates, which are commensurate with the increased level of risk associated with the insurance. The insurance in force growth resulting from strong new insurance volume in the first nine months of 2001 was offset by the decrease in persistency levels. Radian's direct primary insurance in force increased 5.9%, from $100.9 billion at December 31, 2000 to $106.8 billion at September 30, 2001. GSE Pool risk in force also grew to $1.2 billion at September 30, 2001 from $1.1 billion at the end of 2000, an increase of 6.4% for the nine month period while total pool risk in force grew from $1.4 billion at the end of 2000 to $1.5 billion at September 30, 2001, an increase of 1.4% for the nine month period.

        Radian and the industry have entered into risk-sharing arrangements with various customers that are designed to allow the customer to participate in the risks and rewards of the mortgage insurance business. One such product is captive reinsurance, in which a mortgage lender sets up a mortgage reinsurance company that assumes part of the risk associated with that lender's insured book of business. In most cases, the risk assumed by the reinsurance company is an excess layer of aggregate losses that would be penetrated only in a situation of adverse loss development. For the first nine months and third quarter of 2001, premiums ceded under captive reinsurance arrangements were $38.0 million and $12.6 million, respectively, or 8.3% of total premiums earned during both the nine month and quarterly period and for the same periods of 2000, premiums ceded were $24.0 million and $8.0 million, respectively, or 5.7% and 5.8%, of total premiums earned during the period. New primary insurance written under captive reinsurance arrangements for the nine months and quarter ended September 30, 2001 were $11.0 billion and $5.2 billion, respectively, accounting for 34.7% and 42.6%, of total new primary insurance written during the periods. For the same periods of 2000, new primary insurance written under captive reinsurance arrangements was $5.7 billion and $2.6 billion, respectively, representing 32.5% and 37.5%, of total new primary insurance written during those periods in 2000.

                       RADIAN GROUP INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
                                    CONDITION
                                   (CONTINUED)

        Net investment income for the first nine months of 2001 was $72.7 million, a 20.6% increase compared to $60.3 million for the same period of 2000 and for the third quarter of 2001, net investment income was $24.8 million as compared to $21.2 million for the third quarter of 2000, a 17.1% increase. These increases were a result of continued growth in invested assets primarily due to positive operating cash flows of $291.4 million for the first nine months of 2001. Radian has continued to invest some of its new operating cash flow in tax-advantaged securities, primarily municipal bonds, although the Company modified its investment policy to allow the purchase of various other asset classes, including common stock and convertible securities, beginning in the second quarter of 1998 and some of Radian's cash flows have been used to purchase these classes of securities. The Company's intent is to target the common equity exposure at a maximum of 5% of the investment portfolio's market value while the investment-grade convertible securities and investment-grade asset-backed securities exposures are targeted not to exceed 10%.

        Net realized gains on sales of investments were $6.4 million and $2.7 million, respectively, for the nine months and quarter ended September 30, 2001 and for the same periods in 2000, net realized gains on investments were $3.4 million and $2.3 million, respectively. For the nine months and quarter ended September 30, 2001, net realized losses from the change in the fair value of Radian's derivative instruments were $3.8 million and $3.5 million, respectively.

        The provision for losses was $133.7 million for the first nine months of 2001, an increase of 16.2% compared to $115.0 million for the first nine months of 2000, and for the third quarter of 2001, the provision was $43.7 million as compared to $38.3 million for the third quarter of 2000, an increase of 14.3%. These increases reflected an increase in the number of delinquent loans as a result of the maturation of Radian's book of business combined with an overall increase in delinquencies on both the prime and non-prime books of business as a result of the slowing economy. Claim activity is not spread evenly throughout the coverage period of a book of business. Relatively few claims are received during the first two years following issuance of the policy. Historically, claim activity has reached its highest level in the third through fifth years after the year of loan origination. Approximately 71.3% of Radian's primary risk in force and 60.8% of Radian's pool risk in force at September 30, 2001 had not yet reached its anticipated highest claim frequency years. Radian's overall delinquency rate at September 30, 2001 was 2.0% as compared to 1.6% at December 31, 2000, while the delinquency rate on the primary business was 3.1% at September 30, 2001 as compared to 2.3% at December 31, 2000. The Company believes the increase in Radian's overall delinquency rate is primarily a result of the slowing economy. A continued weakening of the economy could negatively impact Radian's overall delinquency rates, which would result in an increase in the provision for losses. The number of delinquencies rose from 26,520 at December 31, 2000 to 34,745 at September 30, 2001 and the average loss reserve per delinquency declined from $14,707 at the end of 2000 to $12,693 at September 30, 2001, although the reserve as a percentage or risk in force rose to 162 basis points at September 30, 2001 from 148 basis points at the end of 2000. The delinquency rate in California was 1.7% (including pool) at September 30, 2001 as compared to 1.5% at December 31, 2000 and claims paid in California during the first nine months of 2001 were $5.5 million, representing approximately 8.3% of total claims as compared to 17.0% for the same period of 2000. California represented approximately 16.1% of primary risk in force at September 30, 2001 as compared to 16.8% at December 31, 2000. The delinquency rate in Florida was 3.3% (including pool) at September 30, 2001 as compared to 2.7% at December 31, 2000 and claims paid in Florida during the first nine months of 2001 were $6.3 million, representing approximately 9.5% of total claims as compared to 14.1% for the same period of 2000. Florida represented approximately 7.4% of primary risk in force at September 30, 2001 and December 31, 2000. No other state represented more than 6.2% of Radian's primary risk in force at September 30, 2001. Radian has reported an increased number of delinquencies on non-prime business insured beginning in 1997. Although the delinquency rate on this business is higher than on Radian's prime books of business, it is within the expected range for this type of business, and the higher premium rates charged are expected to compensate for the increased level of risk. The number of delinquent non-prime loans at September 30, 2001 was 5,662, which represented 20.8% of the total number of delinquent primary loans, as compared to 2,690 at December 31, 2000, which represented 13.1% of the delinquent primary loans. The delinquency rate on this business rose from 4.1% at December 31, 2000 to 5.1% at September 30, 2001 as compared to the primary delinquency rate on Radian's prime business at September 30, 2001 and December 31, 2000 of 2.8% and

                       RADIAN GROUP INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
                                    CONDITION
                                   (CONTINUED)

2.3%, respectively. At September 30, 2001, the delinquency rate on Radian's Alt A business was 3.4% as compared to 2.9% at December 31, 2000 and Alt A delinquencies represented 28.9% of the total number of non-prime delinquent loans. The delinquency rate on A minus business was 6.4% as compared to 6.0% at December 31, 2000. Direct losses paid in the first nine months of 2001 declined to $66.0 million as compared to $72.2 million in the same period of 2000, a decrease of 8.6% and direct losses paid during the third quarter of 2001 were $24.4 million, an increase of 3.0% compared to $23.7 for the same period in 2000. Most of the increase in the third quarter of 2001 was as a result of $1.7 million of losses paid on the second lien insurance business insured by Radian Insurance beginning in the third quarter of 2000 while for the first nine months of 2001, these losses were $3.1 million. The Company expects that the paid losses resulting from the Radian Insurance second lien business will continue at similar or increasing levels as compared to the level experienced this quarter. The severity of loss payments on Radian's traditional mortgage insurance business has declined over the past several years due to property value appreciation, but any negative impact on future property values would most likely increase both the loss frequency and the loss severity.

        Underwriting and other operating expenses were $122.8 million for the first nine months of 2001, an increase of 55.2% compared to $79.1 million for the same period of 2000 and for the third quarter of 2001, these expenses were $42.7 million as compared to $26.9 million for the third quarter of 2000, an increase of 58.6%. These expenses consisted of policy acquisition expenses, which relate directly to the acquisition of new business, and other operating expenses, which primarily represent contract underwriting expenses, overhead and administrative costs.

        Policy acquisition costs in the first nine months of 2001 were $46.3 million, an increase of 19.3% compared to $38.8 million for the first nine months of 2000 and these expenses were $15.5 million in the third quarter of 2001, an increase of 24.5% compared to $12.4 million for the same period in 2000. This reflects an increase in expenses to support the higher new insurance written volume during the first nine months of 2001 as compared to the same period of 2000. In addition, the Company has continued development of its marketing and e-commerce efforts. Other operating expenses for the nine months ended September 30, 2001 were $76.5 million, an increase of $36.2 million or 89.8% as compared to $40.3 million for the same period in 2000 and these expenses were $27.2 million for the third quarter of 2000, an increase of 87.9% compared to $14.5 million for the third quarter of 2000. This reflects an increase in expenses associated with contract underwriting. Contract underwriting expenses for the first nine months of 2001 included in other operating expenses were $30.6 million as compared to $13.5 million for the same period of 2000, an increase of 127.7%, and for the third quarter of 2001, these expenses were $10.7 million, an increase of 72.4% as compared to $6.2 million for the same period of 2000. This $17.1 million increase in contract underwriting expenses during the first nine months of 2001 reflected the increasing demand for contract underwriting services as mortgage origination volume has increased. Consistent with the increase in contract underwriting expenses, other income related to contract underwriting services increased 172.0% to $11.3 million for the first nine months of 2001 as compared to $4.2 million for the same period in 2000. For the third quarter of 2001, other income related to contract underwriting services increased 115.0% to $3.9 million as compared to $1.8 million for the third quarter of 2000. During the first nine months of 2001, loans underwritten via contract underwriting accounted for 30.5% of applications, 28.0% of commitments, and 23.1% of certificates issued by Radian as compared to 30.8% of applications, 27.0% of commitments, and 20.1% of certificates issued in the first nine months of 2000.

        Included in mortgage insurance and related services are the results of ExpressClose.com, Inc. ("ExpressClose"), an internet-based mortgage processing, closing and settlement services company. ExpressClose had other income and operating expenses of $9.7 million and $11.2 million, respectively, for the nine months ended September 30, 2001 and for the third quarter of 2001, other income and operating expenses were $4.7 million and $4.8 million, respectively. ExpressClose processed 264,000 and 100,000 transactions, respectively, for the nine months and quarter ended September 30, 2001 and approximately 21,000 and 11,000, respectively, of the transactions processed during these periods, related to net funding services whereby ExpressClose receives and disburses mortgage funds on behalf of its customers.

                       RADIAN GROUP INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
                                    CONDITION
                                   (CONTINUED)

        Interest expense for the nine months and quarter ended September 30, 2001 of $6.6 million and $4.9 million, respectively, represented interest on the $250.0 million long-term debt of the Company, which was obtained on May 29, 2001 through a private placement.

        The effective tax rate for the nine months ended September 30, 2001 was 28.4% as compared to 29.4% for the same period in 2000 and the tax rate for the third quarter of 2001 was 27.6% as compared to 29.2% for the third quarter of 2000. Operating income accounted for 72.7% and 73.8%, respectively, of net income for the nine months and quarter ended September 30, 2001, as compared to 75.6% and 74.1%, respectively, for the same periods in 2000, thus resulting in the decrease in effective tax rates for 2001 as the tax advantaged investment income represented a larger share of pretax net income.

FINANCIAL GUARANTY INSURANCE - RESULTS OF OPERATIONS

        The financial guaranty insurance operations are conducted through Enhance and primarily involve the reinsurance and direct underwriting of financial guaranties of municipal and asset-backed debt obligations. Reinsurance is assumed primarily from four monoline financial guaranty insurers. In addition, another insurance subsidiary, Van-American Insurance Company, is engaged on a run-off basis in reclamation bonds for the coal mining industry and surety bonds covering closure and post-closure obligations of landfill operators. Such business is not expected to be material to the financial results of the Company. The Company's consolidated results of operations include only seven months of operating results from Enhance Financial and prior periods include no Enhance Financial results so prior period comparisons are not contained herein.

          Net written premiums for the year-to-date period and quarter ended September 30, 2001 were $85.1 million and $35.7 million, respectively and net earned premiums for the year-to-date period and quarter ended September 30, 2001 were $70.3 million and $28.4 million, respectively. Included in net earned premiums for the year-to-date period and quarter ended September 30, 2001 were refundings of $4.8 million and $2.0 million, respectively. Net written premiums for the year-to-date period ended September 30, 2001 were composed of $46.2 million of assumed reinsurance, $22.6 million in direct financial guaranty, and $16.3 million of trade credit insurance and reinsurance. Net written premiums for the quarter ended September 30, 2001 were composed of $16.9 million of assumed reinsurance, $13.2 million in direct financial guaranty, and $5.6 million of trade credit insurance and reinsurance. The breakdown of net earned premiums for the year-to-date period ended September 30, 2001 included $37.6 million in assumed reinsurance, $16.5 million in direct financial guaranty, and $16.2 million in trade credit. The breakdown of net earned premiums for the quarter ended September 30, 2001 included $15.3 million in assumed reinsurance, $6.6 million in direct financial guaranty, and $6.5 million in trade credit. Net investment income for the year-to-date period and quarter ended September 30, 2001 was $34.7 million and $15.2 million, respectively. Other income for the year-to-date period and quarter ended September 30, 2001 was $4.6 million and $3.8 million, respectively, and resulted primarily from non-recurring advisory fees on financial guaranty deals and unusually high inducement fees on residual interests in real estate mortgage investment conduits. Net realized losses on sales of investments for the year-to-date period ended September 30, 2001 were $668,000 and for the quarter ended September 30, 2001, net realized gains on sales of investments were $269,000. Net realized losses from the change in the fair value of derivative instruments were $630,000 and $730,000, respectively, for the same periods.

        Incurred losses and loss adjustment expenses for the year-to-date period and quarter ended September 30, 2001 were $18.9 million or 26.9% of earned premium and $7.3 million and 25.6% of earned premium, respectively. Policy acquisition costs for the year-to-date period and quarter ended September 30, 2001 were $13.0 million and $4.9 million, respectively. Other insurance operating expenses for the year-to-date period and quarter ended September 30, 2001 totaled $12.8 million and $6.2 million, respectively. Together these expenses resulted in an insurance expense ratio for the year-to-date period and quarter ended September 30, 2001 of 36.8% and 38.9%, respectively. A non-recurring expense that was incurred during the quarter resulted in a higher insurance expense ratio for the quarter compared to the

                       RADIAN GROUP INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
                                    CONDITION
                                   (CONTINUED)

year-to-date period. The combined ratio for the year-to-date period and quarter ended September 30, 2001 was 63.7% and 64.5%, respectively. Interest expense for the year-to-date period and quarter ended September 30, 2001 of $5.2 million and $1.1 million, respectively, represented interest on the $75.0 million long-term public debt of Enhance Financial and $173.7 million of short-term bank debt. The $173.7 million of short-term bank debt was retired on May 29, 2001. The effective tax rate for the year-to-date period and quarter ended September 30, 2001 was 29.3% and 31.5% respectively.


ASSET-BASED BUSINESS - RESULTS OF OPERATIONS

        Enhance Financial's asset-based businesses are conducted primarily through its minority owned subsidiaries, Sherman and C-BASS. A subsidiary of Enhance Financial and Mortgage Guaranty Insurance Company ("MGIC") each own 46% interests in C-BASS and the Company and MGIC each own a 45.5% interest in Sherman. C-BASS is engaged in the purchasing, servicing and/or securitization of special assets, including sub-performing/non-performing and seller-financed residential mortgages, real estate and subordinated residential mortgage-based securities. Sherman conducts a business that focuses on purchasing and servicing delinquent unsecured consumer assets. In addition, two wholly owned subsidiaries, Singer Asset Finance Company, L.L.C. and Enhance Consumer Services LLC, which had been engaged in the purchase, servicing, and securitization of assets including state lottery awards, structured settlement payments, and viatical settlements, are currently operating on a run-off basis, primarily servicing prior originations, and the results of these subsidiaries are not expected to be material to the financial results of the Company. Equity in net income from affiliates for the year-to-date period and quarter ended September 30, 2001 was $32.2 million and $7.4 million, respectively. C-BASS accounted for $30.3 million and $5.5 million of the total income from affiliates for the year-to-date period and quarter ended September 30, 2001, respectively. The year-to-date period was influenced by strong results from C-Bass, which are expected to be similar in the last quarter of 2001 to those results in the third quarter of 2001, and are likely to vary significantly from period to period due to a significant portion of income generated from capital market transactions.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's sources of funds consist primarily of premiums and investment income. Funds are applied primarily to the payment of the Company's claims and operating expenses.

        Cash flows from operating activities for the nine months ended September 30, 2001 were $323.1 million as compared to $231.9 million for the same period of 2000. This increase consisted of an increase in net premiums written and investment income received offset by an increase in operating expenses. In addition, the September 30, 2001 operating cash flows included seven months of cash flows from the Enhance Financial operations of $31.6 million. Positive cash flows are invested pending future payments of claims and other expenses; cash flow shortfalls, if any, are funded through sales of short-term investments and other investment portfolio securities.

        Stockholders' equity plus redeemable preferred stock of $40.0 million, increased from $1.4 billion at December 31, 2000 to $2.3 billion at September 30, 2001, primarily as a result of the issuance of stock associated with the acquisition of Enhance Financial of $574.0 million, net income of $264.4 million, proceeds from the issuance of common stock associated with incentive plans of $30.0 million and an increase in the market value of securities available for sale of $5.1 million, net of tax, offset by dividends of $7.3 million.

        As of September 30, 2001, the Company and its subsidiaries had plans to invest in significant information technology upgrades and infrastructure at an anticipated cost of approximately $10.0 million to $15.0 million over the next two years.

                       RADIAN GROUP INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
                                    CONDITION
                                   (CONTINUED)

        A subsidiary of Enhance Financial and Mortgage Guaranty Insurance Company ("MGIC") each own 46% interests in C-BASS. The Company has not made any capital contributions to C-BASS since the Company acquired its interest in C-BASS in connection with the acquisition of Enhance Financial. C-BASS has paid $5.3 million of dividends to the Company for the year-to-date period ended September 30, 2001.

        The Company and MGIC each own a 45.5% interest in Sherman. The Company has made $15.0 million of capital contributions to Sherman since the Company acquired its interest in Sherman in connection with the acquisition of Enhance Financial. In conjunction with the acquisition, the Company has guaranteed payment of up to $12.5 million of a $25.0 million revolving credit facility issued to Sherman. During the third quarter of 2001, Sherman used $500,000 of the credit facility and this amount was repaid in October 2001.

        The Company obtained long-term financing through privately placed, ten-year Senior Unsecured Notes with a face value of $250.0 million. The notes were issued on May 29, 2001 at an offering price of 99.615% of par value with registration rights and mature on June 1, 2011. The notes bear interest at 7.75% which is payable annually in June and December. Enhance Financial was party to a credit agreement (as amended, the "Credit Agreement") with major commercial banks providing Enhance Financial with a borrowing facility aggregating up to $175.0 million, the proceeds of which were to be used for general corporate purposes. The outstanding principal balance under the Credit Agreement of $173.7 million was retired on May 29, 2001 with proceeds from the Senior Unsecured Notes. On October 12, 2001, pursuant to the terms of the offering for the privately placed Senior Unsecured Notes, the Company commenced an offer to exchange the privately placed notes for notes (on substantially identical terms and conditions) registered under the Securities Act of 1933, as amended. Such exchange offer has been extended to November 26, 2001.

        The Company believes that Radian will have sufficient funds to satisfy its claims payments and operating expenses and to pay dividends to the Company for at least the next 12 months. The Company also believes that it will be able to satisfy its long-term (more than 12 months) liquidity needs with cash flow from Radian. As a holding company, the Company conducts its principal operations through Radian and Enhance. The Company's ability to pay dividends on the $4.125 Preferred Stock is dependent upon Radian's ability to pay dividends or make other distributions to the Company. In connection with obtaining approval from the New York Insurance Department for the change of control of Enhance when the Company acquired Enhance Financial, Enhance agreed not to declare or pay dividends for a period of two years following consummation of the acquisition. Consequently, the Company cannot rely upon or expect any dividends or other distributions from Enhance. Based on the Company's current intention to pay quarterly common stock dividends of approximately $0.02 per share, the Company will require distributions from Radian of $10.8 million annually to pay the dividends on the outstanding shares of $4.125 Preferred Stock and common stock. In addition, the Company will require distributions from Radian of $24.4 million annually to pay the debt service on its long-term debt financing. There are regulatory and contractual limitations on the payment of dividends or other distributions; however, the Company does not believe that these restrictions will prevent the payment by Radian or the Company of these anticipated dividends or distributions in the foreseeable future.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        During the first nine months of 2001, the Company experienced an increase in the fair market value of the available for sale portfolio, which resulted in an increase in the net unrealized gain on the investment portfolio of $5.1 million, from a net unrealized gain of $25.3 million at December 31, 2000 to a net unrealized gain of $30.4 million at September 30, 2001. This increase in value was a result of changes in market interest rates and not as a result of changes in the composition of the Company's investment portfolio. In addition, the Company's long-term debt financing is subject to market interest rate risk. For a more complete discussion about the potential impact of interest rate changes upon the fair value of the financial instruments in the Company's investment portfolio, see "Quantitative and Qualitative Disclosures about Market Risk" in the Company's 2000 Form 10-K.

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

           The Company has been strongly advocating that the AAA/AA distinction be eliminated or, if not eliminated, significantly reduced. The Company believes that given the length and complexity of these regulations and the possibility of it being amended before it becomes effective, the effect of the new regulations on its results of operations is uncertain at this time. Furthermore, the GSEs may determine that the reduction does not have a material effect on their ability to meet the capital adequacy test and therefore may decide not to distinguish between AAA and AA insurers in their business practices. They may also try to avoid concentrating all of their risks in the two AAA rated mortgage insurers.

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

ITEM 6.    a.  Exhibits

               *Exhibit 11.1 - Statement Re: Computation of Per Share Earnings


           -----------------

           *Filed Herewith.

                       RADIAN GROUP INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION
                                   (CONTINUED)


b.  Reports on Form 8-K

    On November 8, 2001, the Company filed a Current Report on Form 8-K reporting the Company's announcement on November 7, 2001 that it extended the expiration of its exchange offering for $250 million of its 7.75% Debentures due 2011, which were privately placed under Rule 144A, for $250 million of its 7.75% Debentures due 2011, that have been registered under the Securities Act of 1933, to 5:00 p.m. eastern standard time on November 26, 2001.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           RADIAN GROUP INC.







Date:   November 14, 2001                   /s/ C. Robert Quint
                                ---------------------------------------
                                            C.  Robert Quint
                               Executive Vice President, Chief Financial Officer




                                         /s/ John J. Calamari
                               -----------------------------------------
                                          John J. Calamari
                                 Vice President, Corporate Controller
                                    (Principal Accounting Officer)