Form 10-K
period 2001-12-31
RADIAN GROUP INC
filed 2002-04-01
CIK 890926

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405.)

    $4,462,225,944 as of March 22, 2002 which amount excludes the value of all shares beneficially owned (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) by officers and directors of the registrant (however this does not constitute a representation or acknowledgment that any such individuals is an affiliate of the registrant).

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 94,578,761 shares of Common Stock, $.001 par value, outstanding on March 22, 2002.

                      DOCUMENTS INCORPORATED BY REFERENCE

    List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424 (b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

DOCUMENT                                                      FORM 10-K REFERENCE
--------                                                      -------------------
Annual Report to security holders for fiscal year ended              Part II,
  December 31, 2001.........................................        Items 5-8
Definitive Proxy Statement relating to the Registrant's 2002
  Annual Meeting of Stockholders, to be filed pursuant to
  Regulation 14A not later than 120 days following the end          Part III,
  of the Registrant's last fiscal year......................      Items 10-13

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Radian Group Inc. (the "Company") provides through its subsidiaries and affiliates, credit-based insurance and mortgage services to financial institutions in the United States and globally. The principal business segments of the Company are mortgage insurance, financial guaranty and mortgage services. The following table shows the percentage contributions to total revenues and net income of these businesses for 2001:

                                                              REVENUES    NET INCOME
                                                              --------    ----------
Mortgage Insurance..........................................    76.8%        77.7%
Financial Guaranty..........................................    16.7%        15.6%
Mortgage Services...........................................     6.5%         6.7%

     The Company was formed on June 9, 1999 by the merger of CMAC Investment Corporation ("CMAC") and Amerin Corporation ("Amerin"). At that time the Company's sole product was mortgage insurance. Since that time, the Company has diversified its revenue and net income by expanding its mortgage service business and expanding into other areas such as internet-based mortgage services and financial guaranty insurance and reinsurance. This diversification has been achieved primarily through the acquisition of other businesses, including RadianExpress.com, ("RadianExpress", formerly ExpressClose.com, Inc.) and Enhance Financial Services Group Inc. ("Financial Guaranty"). For selected financial information about each segment, see note 1 of the Notes to Consolidated Financial Statements under the caption "Segment Reporting". The Notes to Consolidated Financial Statements are incorporated by reference into this report from the 2001 Annual Report to Stockholders and included as an exhibit to this report.

MORTGAGE INSURANCE BUSINESS

     The Company provides, through its wholly owned subsidiaries, Radian Guaranty Inc. and Amerin Guaranty Corporation (individually referred to as "Radian Guaranty" and "Amerin Guaranty," and together referred to as "Mortgage Insurance"), private mortgage insurance and risk management services to mortgage lending institutions located throughout the United States and globally. Private mortgage insurance protects mortgage lenders and investors from default related losses on residential first mortgage loans made primarily to home buyers who make down payments of less than 20% of the home's purchase price. Private mortgage insurance also facilitates the sale of such mortgage loans in the secondary mortgage market, principally to Freddie Mac and Fannie Mae (Government Sponsored Entities, "GSEs"). Radian Guaranty is restricted to providing insurance on residential first mortgage loans only. Beginning October 1, 2001, Amerin Guaranty was licensed to conduct second mortgage insurance and most likely, any second mortgage insurance issued by the Company will be written in Amerin Guaranty. Mortgage Insurance offers two principal types of private mortgage insurance coverage, primary and pool. At December 31, 2001, primary insurance comprised 94.3% of total risk in force and pool insurance comprised 5.7% of total risk in force. During the third quarter of 2000, the Company commenced operations in Radian Insurance Inc., a subsidiary of Radian Guaranty, which writes credit insurance on non-traditional mortgage related assets, such as second mortgages and manufactured housing, and provides credit enhancement to mortgage related capital market transactions. The Company also recently began offering an alternative to title insurance, Radian Lien Protection ("RLP"), providing lien protection insurance on refinanced second mortgages and home equity loans.

Primary Insurance

     Primary insurance provides mortgage default protection on individual loans at a specified coverage percentage, which is applied to the unpaid loan principal, delinquent interest and certain expenses, associated with the default and subsequent foreclosure (collectively, the "claim amount"). The Company's obligation to an insured lender in respect of a claim is determined by applying the appropriate coverage percentage to the claim amount. The Company's "risk" on each insured loan is the unpaid loan principal multiplied by the coverage percentage. Much of the Company's current business is written with 30% coverage on loans with a loan-to-value ("LTV") ratio between 90.01% and 95% ("95s") and 25% coverage on loans with an LTV ratio between 85.01% and 90% ("90s"). As of December 31, 2001, approximately 57% of the Company's primary insurance in force outstanding had such coverages. In January 1999, Fannie Mae announced a program that allows for lower levels of required mortgage insurance for certain low down payment loans approved through its "Desktop Underwriter" automated underwriting system. In March 1999, Freddie Mac announced a similar program for loans approved through its "Loan Prospector" automated underwriting system. Through the end of 2001, a minimal amount of insurance was written in these programs. For more information on these developments, see "Other Direct Regulation -- Freddie Mac and Fannie Mae" on page 33.

     Under the Company's master policy, upon a default, the Company has the option of paying the entire claim amount and taking title to the mortgage property (at which time it is typically sold quickly), or paying the coverage percentage in full satisfaction of its obligations under the insurance written. In 2001, the entire claim amount was paid in approximately 4% of filed claims because of the expected economic advantage associated with that choice. Similar to 2000, this percentage is significantly higher than in past years and is due to the good economic conditions experienced over the past few years in which property values have remained generally strong. However, housing values may not remain strong in the future.

Pool Insurance

     Pool insurance differs from primary insurance in that the exposure on pool insurance is not limited to a specific coverage percentage on each individual loan. Because of this feature and the generally lower premium rates associated with pool insurance, the rating agency capital requirements for the product are more restrictive than primary insurance. There is an aggregate exposure limit ("stop loss") on a "pool" of loans that is generally between 1% and 10% of the initial aggregate loan balance. Modified pool insurance has a stop loss like pool insurance, but also has exposure limits on each individual loan.

     The Company offers pool insurance on a selected basis to various state housing finance agencies on the collateral for their bond issues, as a credit enhancement to mortgage loans included in mortgage-backed securities or in whole loan sales, and in certain other structured transactions. Since 1996, the Company has offered pool insurance on mortgage product sold to Freddie Mac and Fannie Mae by the Company's primary insurance customers ("GSE Pool"). This pool insurance has a very low stop loss, generally 1.0% to 1.5%, and the insured pools contain loans with and without primary insurance. Loans without primary insurance have an LTV ratio of 80.0% or below. Premium rates on this business are significantly lower than primary insurance rates and the expected profitability on this business is lower than that of primary insurance. During 2001, the Company had pool risk written of $255 million or 2.3% of the Company's total risk written, consisting primarily of GSE Pool business, compared to $188 million in 2000 and $421 million in 1999. The Company expects Mortgage Insurance to continue to write a limited amount of GSE Pool insurance in 2002, and will continue to write other forms of pool or modified pool insurance as market opportunities arise.

Structured Transactions

     The Company, from time to time, engages in structured transactions that may include either primary insurance, pool insurance or some combination thereof. A structured transaction generally involves insuring a large group of seasoned or unseasoned loans or issuing a commitment to insure new loan originations under negotiated terms. Some structured transactions contain a risk-sharing component under which the insured or a third party assumes a first-loss position or shares in losses in some other manner. Opportunities for structured transactions have increased during the last three years and this trend is expected to continue, however the Company competes with other mortgage insurers as well as capital market executions such as senior/subordinated security structures to obtain such business. Most structured transactions involve non-traditional mortgage or mortgage related assets such as Alternative A or A- ("Non-Prime") mortgages. Alternative A or A- mortgages are known as our nonprime business. Competition for this business is generally based upon price and is also based on the percentage of a given pool of loans that the Company is willing to insure. In 2001, the Company wrote $8.7 billion of primary insurance in structured transactions, which represented 19.3% of primary new insurance written. All of the pool risk written in 2001 and substantially all of the $3.4 billion of new insurance written in Radian Insurance was written in structured transactions.

Revenue Sharing Products

     The Company, like other mortgage insurers, offers financial products to its mortgage lending customers that are designed to allow the customer to participate in the risks and rewards of the mortgage insurance business. The most common product is captive reinsurance, in which a lender sets up a reinsurance company that assumes part of the risk associated with that lender's insured book of business. In most cases, the risk assumed by the reinsurer is an excess layer of aggregate losses that would be penetrated only in a situation of adverse loss development. The Company had approximately 30 active captive reinsurance agreements in place at December 31, 2001 and could enter into several new agreements or modify existing agreements in 2002, some with large national lenders. Premiums ceded to captive reinsurance companies in 2001 were $55.7 million, representing 9.1% of total mortgage insurance premiums earned, as compared to $39.6 million, or 7.0% of total premiums earned in 2000. Primary insurance written in 2001 that had captive reinsurance associated with it was $14.7 billion, or 32.9% of the Company's total primary insurance written as compared to $8.1 billion or 32.6% in 2000. During 2000, Freddie Mac issued standards for captive reinsurance through its mortgage insurance eligibility requirements. Additionally, a task force consisting of lenders, mortgage insurers and accounting firms has been set up to study risk transfer and the appropriate accounting treatment for captive reinsurance. In addition to captive reinsurance, the Company has entered into revenue sharing arrangements with the GSEs whereby the primary insurance coverage amount on certain loans is recast and the overall risk to the Company is reduced in return for a payment made to the GSE. Premiums ceded under such programs in 2001 were not significant.

Radian Insurance Inc.

     Radian Insurance was reorganized and rated in September 2000 to write credit insurance on non-traditional mortgage related assets such as second mortgages and manufactured housing and to provide credit enhancement to mortgage related capital market transactions. The Company feels that there are many opportunities to take advantage of its expertise in credit underwriting and evaluation of asset performance to write business that it is precluded from writing in its monoline mortgage guaranty companies, Radian Guaranty and Amerin Guaranty. Radian Insurance obtained a AA rating from Standard & Poor's Rating Services ("S&P") and Fitch Ratings ("Fitch") and a Aa3 rating from Moody's Investors Service, Inc. ("Moody's") based on a prudent business plan and a Net Worth and Liquidity Maintenance Agreement from Radian Guaranty, which obligates Radian Guaranty to maintain at least $30 million of capital in Radian Insurance. The insurance structures typically used in Radian Insurance are pool insurance or modified pool insurance that can have a reserve or first loss position in front of Radian Insurance's layer of risk. In addition to the Net Worth and Liquidity Maintenance Agreement, the Company intends to capitalize Radian Insurance at all times in an amount that would support the existing risk in force. As of October 1, 2001, much of the business written in Radian Insurance was reinsured by Radian Asset Assurance, thereby leaving Radian Insurance with most of its net risk in second mortgage insurance. Because the Company anticipates that Radian Asset Assurance will be the primary writer of most of the Company's future financial guaranty business and that Amerin Guaranty will be the primary writer of second mortgage insurance in the future, the business written by Radian Insurance will likely be substantially reduced in 2002.

FINANCIAL GUARANTY INSURANCE BUSINESS

     On February 28, 2001, the Company acquired the financial guaranty and other businesses of Financial Guaranty, a New York based insurance holding company that primarily insures and reinsures credit-based risks at a purchase price of approximately $581.5 million. The financial guaranty insurance business is conducted primarily through two insurance subsidiaries, Radian Reinsurance Inc. ("Radian Re", formerly Enhance Reinsurance Company) and Radian Asset Assurance Inc. ("Radian Asset Assurance", formerly Asset Guaranty Company) and also to a limited extent through a Class III Bermuda domiciled insurance company, Enhance Reinsurance (Bermuda) Limited. In addition, Financial Guaranty has a partial equity interest in two active credit-based asset businesses: Credit-Based Asset Servicing and Securitization LLC ("C-BASS") and Sherman Financial Services Group LLC, ("Sherman"). Several smaller businesses are either in run-off or have been terminated. The purchase price represented the value of the Company's common stock and stock options issued in connection with the acquisition and other consideration in accordance with an Agreement and Plan of Merger, dated November 13, 2000, by and among the Company, a wholly-owned subsidiary of the Company and Financial Guaranty. The acquisition, which was structured as a merger of a wholly-owned subsidiary of the Company with and into Financial Guaranty, entitled Financial Guaranty stockholders to receive 0.22 shares of the Company's common stock in a tax-free exchange for each share of Financial Guaranty's common stock that they owned at the time of the merger. The acquisition was treated as a purchase for accounting purposes, and accordingly, the assets and liabilities were recorded based on their fair values at the date of acquisition. The fair value of assets acquired was $1,357.9 million. The liabilities assumed were $833.1 million. The excess of purchase price over fair value of net assets acquired of $56.7 million represented the future value of insurance profits, which is being amortized over a period that approximates the future life of the insurance book of business. The results of Financial Guaranty's operations have been included in the Company's financial statements for the period from the date of the acquisition through December 31, 2001.

     Financial guaranty insurance provides an unconditional and irrevocable guaranty to the holder of a debt obligation of full and timely payment of principal and interest. In the event of a default under the obligation, the insurer has recourse against the issuer and/or any related collateral (which is a component of many insured asset-backed obligations and other non-municipal debt but is not typically a component of municipal obligations) for amounts paid under the terms of the policy. Payments under the insurance policy may not be accelerated by the holder of the debt obligation. Absent payment in full at the option of the insurer, in the event of a default under an insured obligation, the holder continues to receive payments of principal and interest on schedule, as if no default had occurred. Each subsequent purchaser of the obligation generally receives the benefit of such guaranty.

     The issuer of the obligation pays the premium for financial guaranty insurance either in full at the inception of the policy or in installments on an annual basis. Premium rates are typically calculated as a percentage of either the principal amount of the debt or total exposure (principal and interest). Rate setting reflects such factors as the credit strength of the issuer, type of issue, sources of income, collateral pledged, restrictive covenants, maturity and competition from other insurers.

     Premiums are generally non-refundable and are earned in proportion to the level amortization of insured principal over the contract period. Premiums written on a monthly basis are primarily earned as they are received. This long and relatively predictable earnings pattern is characteristic of the financial guaranty insurance industry and, along with a conservative investment policy, provides a relatively stable source of future revenues and claims-paying ability to financial guaranty insurers and reinsurers such as Financial Guaranty.

     The primary financial guaranty insurance market currently consists of two main sectors: municipal bond insurance and structured finance business including insurance on collateralized debt obligations, credit default swaps and asset-backed debt. The following table summarizes the net premiums for the indicated Financial Guaranty lines of business written by Financial Guaranty for 2001 since the date of acquisition of Financial Guaranty by the Company:

                                                              DATE OF ACQUISITION
                                                                    THROUGH
                                                               DECEMBER 31, 2001
                                                              -------------------
                                                               ($ IN THOUSANDS)
NET PREMIUMS WRITTEN:
Municipal Direct............................................       $ 35,652
Municipal Reinsurance.......................................         36,773
Non-Municipal Direct........................................         12,016
Non-Municipal Reinsurance...................................         36,427
Trade Credit Reinsurance....................................         22,362
                                                                   --------
     Total..................................................       $143,230
                                                                   --------

     Municipal Bond Market. Municipal bond insurance provides credit enhancement of bonds, notes and other evidences of indebtedness issued by states and their political subdivisions (for example, counties, cities, or towns), utility districts, public universities and hospitals, public housing and transportation authorities, and other public and quasi-public entities. Municipal bonds are supported by the issuer's taxing power in the case of general obligation or special tax-supported bonds, or by its ability to impose and collect fees and charges for public services or specific projects in the case of most revenue bonds. Insurance provided to the municipal bond market has been and continues to be a major source of revenue for the financial guaranty insurance industry.

     Non-Municipal Bond Market. Asset-backed transactions or securitizations constitute a form of structured financing that is distinguished from unsecured debt issues by being secured by a specific pool of assets held by the issuing entity, rather than relying on the general unsecured creditworthiness of the issuer of the obligation. While most asset-backed debt obligations represent interests in pools of assets, such as residential and commercial mortgages and credit card and auto loan receivables, financial guarantors have also insured asset-backed debt obligations secured by one or a few assets, such as utility mortgage bonds and multi-family housing bonds and obligations under credit default swaps, both funded and synthetic. A synthetic credit default swap involves the transfer of credit risk without the removal of assets from the issuer's balance sheet. The asset-backed securities market including both synthetic and funded collateralized debt obligations has grown significantly in recent years although consensus estimates are lacking as to the insured volume. The Company anticipates Financial Guaranty's increased participation in this market on a global basis in 2002.

Financial Guaranty Reinsurance

     Reinsurance is the commitment by one insurance company, the "reinsurer", to reimburse another insurance company, the "ceding company," for a specified portion of the insurance risks underwritten by the ceding company. Because the insured party contracts for coverage solely with the ceding company, the failure of the reinsurer to perform does not relieve the ceding company of its obligation to the insured party under the terms of the insurance contract. Similarly, the failure of the ceding company to perform does not diminish the reinsurer's obligations under the reinsurance contract to the ceding company.

     While reinsurance provides various benefits to the ceding company, more important is that it enables a primary insurer to write greater single risks and greater aggregate risks without contravening the capital requirements of applicable state insurance laws and rating agency guidelines. State insurance regulators allow primary insurers to reduce the liabilities appearing on their balance sheets to the extent of reinsurance coverage obtained from licensed reinsurers or from unlicensed reinsurers meeting certain solvency and other financial criteria. Similarly, the rating agencies permit such a reduction for reinsurance in an amount that depends on the claims-paying ability or financial strength rating of the reinsurer.

     The principal forms of reinsurance are treaty and facultative. Under a treaty arrangement the ceding company is obligated to cede, and the reinsurer is correspondingly obligated to assume, a specified portion of a specified type of risk or risks insured by the ceding company during the term of the treaty (although the reinsurance risk thereafter extends for the life of the respective underlying obligations). Under a facultative agreement, the ceding company from time to time during the term of the agreement offers a portion of specific risks to the reinsurer, usually in connection with particular debt obligations. A facultative arrangement further differs from a treaty arrangement in that under a facultative arrangement the reinsurer oftentimes performs its own underwriting credit analysis to determine whether to accept a particular risk, while in a treaty arrangement the reinsurer generally relies on the ceding company's credit analysis. Both treaty and facultative agreements are typically entered into for a term of one year, subject to a right of termination under certain circumstances.

     Treaty and facultative reinsurance are typically written on either a proportional or non-proportional basis. Proportional relationships are those in which the ceding company and the reinsurer share the premiums, as well as the losses and expenses, of a single risk or group of risks in an agreed percentage. In addition, the reinsurer generally pays the ceding company a ceding commission, which is typically related to the ceding company's cost of obtaining the business being reinsured. Non-proportional reinsurance relationships are typically on an excess-of-loss basis. An excess-of-loss relationship provides coverage to a ceding company up to a specified dollar limit for losses, if any, incurred by the ceding company in excess of a specified threshold amount.

     Reinsurers may also, in turn, purchase reinsurance under retrocessional agreements to cover all or a portion of their own exposure for reasons similar to those that cause primary insurers to purchase reinsurance.

Other Financial Guaranty Insurance Businesses

     Radian Asset Assurance provides trade credit reinsurance, which protects sellers of goods under certain circumstances against non-payment of the receivables they hold from buyers of those goods. Financial Guaranty covers receivables both where the buyer and seller are in the same country as well as cross-border receivables. Sometimes in the latter instance, the coverage extends to certain political risks (foreign currency controls, expropriation, etc.) that interfere with the payment from the buyer. As of December 31, 2001, the Company through its ownership of Financial Guaranty, owned an indirect 36.5% equity interest in EIC Corporation Ltd. ("Exporters"), an insurance holding company which through its wholly-owned insurance subsidiary licensed in Bermuda, insures primarily foreign trade receivables for multinational companies. Financial Guaranty provides significant reinsurance capacity to this joint venture on a quota-share, surplus share and excess-of-loss basis.

     Financial Guaranty also provides surety and credit insurance to securities firms mostly in the United States and to exchanges throughout the world. A primary example of such coverage is excess Securities Investor Protection Corporation ("SIPC") insurance, whereby Financial Guaranty covers non-investment related losses (as a result of securities and in some cases cash missing from a customer's account) of a securities firm's customers covered by SIPC in excess of the $500,000 covered currently provided by SIPC in the United States. Premiums written on these types of insurance were $2.8 million during 2001.

MORTGAGE SERVICES

RadianExpress.com Acquisition

     On November 9, 2000, the Company acquired RadianExpress, an Iowa Corporation engaged in the business of Internet-based mortgage processing, closing and settlement services for approximately $8.0 million, consisting of cash, the Company's common stock, stock options and other consideration. This transaction has allowed the Company to expand further into the mortgage service business, which is considered an important adjunct to both the primary mortgage insurance business and the second mortgage activities of the Company. RadianExpress had $16.0 million of other income and $17.4 million of operating expense, for 2001. RadianExpress processed approximately 402,000 applications during 2001 with approximately 37,000 of the transactions related to net funding services, whereby RadianExpress receives and disburses mortgages funded on behalf of its customers.

Asset-Based Businesses

     The Company is engaged in certain asset-based businesses, including the purchase, servicing and/or securitization of special assets, including sub-performing/non-performing and seller-financed residential mortgages and delinquent unsecured consumer assets, which utilizes the Company's expertise in performing sophisticated analysis of complex, credit-based risks.

     The most significant of the asset-based businesses is the Company's 46% interest in C-BASS, a mortgage investment and servicing firm specializing in credit sensitive, single-family residential mortgage assets and residential mortgage-backed securities. C-BASS invests in whole loans, single-family residential properties that have been, or are being, foreclosed, subordinated securities, known as "B pieces," collateralized by residential loans and seller-financed notes. By using sophisticated analytics, C-BASS essentially seeks to take advantage of what it believes to be the mispricing of credit risk for certain of these assets in the marketplace. In addition, its residential mortgage servicing company, Litton Loan Servicing LP, which specializes in loss mitigation, default collection, collection of insurance claims and guaranty collections under government-sponsored mortgage programs, services whole loans and real estate. Litton Loan Servicing's subsidiaries service seller-financed loans and buy and sell seller-financed loans. As part of its investment strategy, C-BASS holds some assets on its books, securitizes certain assets and sells other assets directly into the secondary market.

     The Company also owns a 45.5% interest in Sherman, a consumer asset and servicing firm specializing in purchases of and services related to charged off and bankruptcy plan consumer assets and charged off high loan to value mortgage receivables from national financial institutions and major retail corporations. The consumer assets and mortgage receivables are purchased at deep discounts to their original face value.

     In 2000, Financial Guaranty decided to wind down, sell or otherwise dispose of, its purchase, servicing and/or securitization of state lottery awards, structured settlements and viatical (life insurance payment) businesses of Singer Asset Finance Company, L.L.C. and a related subsidiary Enhance Consumer Services LLC (collectively, "Singer", an entity acquired in connection with the acquisition of Financed Guaranty. In connection therewith, in October 2000, Financial Guaranty sold certain assets and intangibles of its viatical settlements business and in December 2000 and July 2001 it sold to the prior management thereof certain of its balance sheet and off-balance sheet assets, including its pipeline of lottery and structured settlement transactions and certain intangibles.

     Singer is currently operating on a run-off basis. Its operations consist of servicing and/or disposing of Singer's prior originations of non-consolidated special purpose vehicles.

CUSTOMERS

     Mortgage originators, such as mortgage bankers, mortgage brokers, commercial banks and savings institutions, are the Company's principal customers, although individual mortgage borrowers generally incur the cost of primary insurance coverage. The Company does offer lender-paid mortgage insurance whereby mortgage insurance premiums are charged to the mortgage lender or loan servicer. On the lender-paid product, the interest rate to the borrower is usually higher to compensate for the mortgage insurance premium that the lender is paying. In 2001, approximately 43% of the Company's primary mortgage insurance was originated on a lender-paid basis. This lender-paid business is highly concentrated among a few large mortgage lender customers.

     To obtain primary insurance from the Company, a mortgage lender must first apply for and receive a master policy from the Company. The Company's approval of a lender as a master policyholder is based, among other factors, upon an evaluation of the lender's financial position and its management's demonstrated adherence to sound loan origination practices. The Company's quality control function then monitors the master policyholder based on a number of criteria.

     The number of primary individual mortgage insurance policies the Company had in force was 891,693 at December 31, 2001, 858,413 at December 31, 2000, and 807,286 at December 31, 1999.

     The top 10 mortgage insurance customers were responsible for 45.0% of the Company's primary new insurance written in 2001 compared to 43.4% in 2000 and 44.6% in 1999. The largest single mortgage insurance customer (including branches and affiliates of such customer), measured by primary new insurance written, accounted for 12.6% of primary new insurance written during 2001 compared to 11.2 % in 2000 and 12.2% in 1999.

     Financial Guaranty's insurance customers consist of many of the major global financial institutions that participate in municipal bond transactions, asset-backed securities and other structured products such as collateralized debt obligations. These institutions are typically large commercial banks or investment banks. It is the Company's intention to establish a broad relationship with a limited number of such institutions to help ensure consistent, high quality deals in the structured product and municipal areas.

     Financial Guaranty's reinsurance customers consist primarily of the Major Monolines-MBIA Insurance Corporation; Ambac Assurance Corporation; Financial Guaranty Insurance Company; and Financial Security Assurance Inc. In June 2000, The Dexia Group acquired the corporate parent of Financial Security Assurance.

     The Major Monolines were responsible for 42.0% of Financial Guaranty's gross premiums written in 2001, compared to 43.0% in 2000 and 45.0% in 1999. The largest single customer of Financial Guaranty, measured by gross premiums written, accounted for 18.8% of gross premiums written during 2001 compared to 17% in 2000 and 20% in 1999. This customer concentration results from the small number of primary insurance companies that are licensed to write financial guaranty insurance.

     Financial Guaranty has maintained close and long-standing relationships with the Major Monolines, dating from either Financial Guaranty's or the given primary insurer's inception. In the Company's opinion, these relationships provide Financial Guaranty with a comprehensive understanding of their procedures and reinsurance requirements and allow the clients to utilize Financial Guaranty's underwriting expertise effectively, thus improving the service they receive.

     Financial Guaranty is a party to facultative and treaty agreements with all the Major Monolines. Financial Guaranty's facultative and treaty agreements are generally subject to termination (i) upon written notice (ranging from 90 to 120 days) prior to the specified deadline for renewal, (ii) at the option of the primary insurer if Financial Guaranty fails to maintain certain financial, regulatory and rating agency criteria that are equivalent to or more stringent than those Financial Guaranty's operating subsidiaries are otherwise required to maintain for their own compliance with the New York Insurance Law and to maintain a specified claims-paying ability or financial strength rating for the particular operating subsidiary or (iii) upon certain changes of control. The Company obtained a waiver of these provisions for the merger transaction between the Company and Financial Guaranty. Upon termination under the conditions set forth in (ii) and (iii) above, the Company may be required (under some of their reinsurance agreements) to return to the primary insurer all unearned premiums, less ceding commissions, attributable to reinsurance ceded pursuant to such agreements. Upon the occurrence of the conditions set forth in (ii) above, unless the agreement is terminated, the Company may be required to obtain a letter of credit or alternative form of security to collateralize its obligation to perform under that agreement. In addition, a substantial portion of Radian Asset Assurance's written business is subject to similar provisions with respect to any downgrade of its financial strength rating.

SALES, MARKETING AND COMPETITION

Sales and Marketing

     The Company employs a mortgage insurance field sales force of approximately eighty-four (84) persons, organized into three regions, providing local sales representation throughout the United States. Each of the three regions is supervised by a regional business manager who is directly responsible for several area sales managers and several service centers where underwriting and application processing are performed. The regional business managers are responsible for managing the profitability of business in their regions including premiums, losses and expenses. The area sales managers are responsible for managing a small sales force in different areas within the region. In addition, a new position of key account manager ("KAM") was created in 2000. KAMs are intended to manage specific accounts within a region that are not national accounts but that need more targeted oversight and attention. Mortgage insurance sales personnel are compensated by salary, commissions on new insurance written and a production incentive based on the achievement of various goals. During 2001, these goals were related to volume and market share and this is generally expected to continue in 2002. In addition to securing business from small and mid-size regional customers, the mortgage insurance business regions provide support to the national account effort in the field.

     National Accounts. In recognition of the increased consolidation in the mortgage lending business and the large proportional amount of mortgage business done by large national accounts, the Company has a focused national accounts team consisting of five national account managers ("NAM") and a dedicated "A Team" that is directly and solely responsible for supporting national accounts. Each NAM is responsible for a select group of dedicated accounts and is compensated on the results for those accounts as well as the results of the Company. There has been a trend among national accounts to move to a more centralized decision about mortgage insurance based on revenue sharing products and other value added services provided by the mortgage insurance companies. The Company also has a dedicated NAM who is primarily responsible for relations with and programs implemented with Fannie Mae and Freddie Mac. National accounts business represented approximately 52% of the Company's primary new insurance written in 2001 and is expected to provide a similar percentage in 2002.

     The financial guaranty insurance business is derived from relationships Financial Guaranty has established and maintains with many global financial institutions and primary insurance companies. These relationships provide business for Financial Guaranty in the following major areas: (1) deal flow on municipal bond trading transactions, asset-backed securities and other structured products; (2) reinsurance for municipal bonds and asset-backed securities (in which area one or both of Radian Re and Radian Asset Assurance currently has either treaty or facultative agreements with all but one of the highest rated monoline primary companies); (3) trade credit reinsurance; and (4) reinsurance for affiliated-companies (including

Exporters). Financial Guaranty markets directly to the monoline insurers writing credit enhancement business and has direct relationships with their affiliated primary insurers. Specialist reinsurance intermediaries, most of whom are located in London, usually present to Financial Guaranty reinsurance opportunities in the credit insurance sector. These brokers work with Financial Guaranty marketing personnel in introducing Financial Guaranty to the primary credit insurance markets and in structuring reinsurance to meet the needs of the primary insurers. Intermediaries are typically compensated by the reinsurer based on a percentage of premium assumed, which varies from agreement to agreement.

Competition

     The Company competes directly with six other private mortgage insurers and with various federal government agencies, principally the Federal Housing Administration ("FHA"). In addition, the Company and other private mortgage insurers face competition from state-supported mortgage insurance funds. The private mortgage insurance industry consists of the Company and six other active mortgage insurance companies. During 2001, the Company was the fourth largest private mortgage insurer, measured by market share and had, according to industry data, a market share of new primary mortgage insurance written of 15.6% as compared to 15.2% in 2000. The Company believes that the market share increase was due, in part, to an increase in its share of new insurance written under structured transactions that are included in industry new insurance written figures.

     Financial Guaranty is subject to competition from companies that specialize in financial guaranty reinsurance including ACE Limited, Axa Reassurance Finance, S.A. and RAM Reinsurance Co. Ltd. In addition, several multiline insurers have recently increased their participation in financial guaranty reinsurance. Certain of these multiline insurers have formed strategic alliances with some of the U.S. primary financial guaranty insurers. Competition in the financial guaranty reinsurance business is based upon many factors, including overall financial strength, pricing, service and evaluation by the rating agencies of claims-paying ability or financial strength. The agencies allow credit to a ceding primary insurer's capital requirements and single-risk limits for reinsurance ceded in an amount that is a function of the claims-paying ability or financial strength rating of the reinsurer. The Company believes that competition from multiline reinsurers and new monoline financial guaranty insurers will continue to be limited due to (a) the declining number of multiline insurers with the required financial strength and (b) the barriers to entry for new reinsurers posed by state insurance law and rating agency criteria governing minimum capitalization. Financial guaranty insurance, including municipal bond insurance and the structured business, also competes with other forms of credit enhancement, including letters of credit, guaranties and credit default swaps provided primarily by foreign banks and other financial institutions, some of which are governmental entities or have been assigned the highest credit ratings awarded by one or more of the major rating agencies. However, these credit enhancements serve to provide primary insurers with increased insurance capacity only for rating agency purposes. They do not qualify as capital for state regulatory purposes, nor do they constitute credit against specific liabilities that would allow the primary insurer greater single-risk capacity.

     The Company believes that Financial Guaranty has a number of direct competitors in their other insurance businesses, some of which have greater financial and other resources than Financial Guaranty. As a primary insurer, the Company writes insurance on those types of municipal bonds with respect to which such primary insurers have sometimes declined to participate because of the size or complexity of such bond issuances relative to the anticipated premium flow and returns. The Company also serves as a reinsurer for certain specialty primary insurers that are not monoline financial guaranty insurers. These specialty primary insurers are themselves subject to competition from other primary insurers, many of which have greater financial and other resources.

RISK MANAGEMENT

     The Company considers effective risk management to be critical to its long-term financial stability. Market analysis, prudent underwriting, the use of automated risk evaluation models and quality control are all important elements of the Company's risk management process. The Company also utilizes Enterprise Risk Management (ERM) in evaluating its risk. This involves reviewing its consolidated and interdependent credit risk, market or funding risk, interest rate risk, operational risk, and legal risk across all of its businesses, and the development of risk adjusted return on capital models.

Mortgage Insurance Business

Risk Management Personnel

     In addition to a centralized Risk Management department in the home office, each of the Company's mortgage insurance service regions has an assigned Risk Manager responsible for evaluating risk and monitoring the risk profiles of major lenders in the region. The Company employs an underwriting and support staff of approximately ninety (90) persons who are located in Mortgage Insurance's twelve (12) service centers. Additionally, the Company has two agency operations in place for the states of Alaska and Hawaii.

Underwriting Process

     The Company has generally accepted applications for primary mortgage insurance (other than in connection with structured transactions) under three basic programs: the traditional fully documented program, a limited documentation program and the delegated underwriting program. Programs that involve less than fully documented file submissions have become more prevalent in recent years. In order to meet this demand, the Company introduced to the marketplace the process referred to as Radian Steamlined Doc ("Streamlined Doc"). A lender utilizing Streamlined Doc can submit loans to the Company for insurance with abbreviated levels of documentation based on the type of loan being submitted for insurance. During 2001, 46% of the commitments issued for primary insurance were received by the Company under the Streamlined Doc program. In the Streamlined Doc program, the Company has agreed to underwrite certain loans with less documentation by relying upon a scoring model created by the Company during 1996 known as the "Prophet Score(R)" System (described below).

Delegated Underwriting

     The Company has a delegated underwriting program with a majority of its customers. The Company's delegated underwriting program, which was implemented in 1989, currently involves only lenders that are approved by the Company's risk management department. The delegated underwriting program allows the lender's underwriters to commit the Company to insure loans based on agreed upon underwriting guidelines. Delegated loans are submitted to the Company in various ways -- fax, electronic data interchange ("EDI") and through the Internet. The Company routinely audits loans submitted under this program. As of December 31, 2001, approximately 21% of the risk in force on the Company's books was originated on a delegated basis and during 2001 and 2000, respectively, 37% and 63% of the primary loans insured by the Company during such years were originated on a delegated basis. This decrease from 2000 is primarily the result of the increase in insurance written on loans resulting from structured transactions.

Mortgage Scoring Models

     During the last few years, the use of scoring mechanisms to predict loan performance has become prevalent in the marketplace, especially with the GSEs advocacy of the use of credit scores in the mortgage loan underwriting process. The use of credit scores was pioneered by Fair Isaac and Company ("FICO") and became popular in the mid-1980s. The FICO model calculates a score based on a borrower's credit history. This credit score based scorecard is used to predict the future performance of a loan over a one or two year time horizon. The higher the credit score the lower the likelihood that a borrower will default on a loan. The Company's Prophet Score begins with a FICO score then adds specific additional data regarding the borrower, the loan and the property such as LTV, loan type, loan amount, property type, occupancy status and borrower employment. The Company believes that it is this additional mortgage data that expands the integrity of the Company's Prophet Score over the entire life of the loan. In addition to the Prophet Score, the Company's housing analysts regularly review major metropolitan areas to assess the impact that key indicators such as housing permits, employment trends, and median home sale prices have on local lending. The healthier the real estate market, the lower the risk. The Company refers to this score as a GEOScore. Beginning in October 1996, the Prophet Score and GEOScore have appeared on each insurance commitment that Mortgage Insurance issued.

Automated Underwriting

     Mortgage Insurance's frontline computer system for input and underwriting loan file information is called MINACS. In utilizing MINACS, the Company captures information from all segments of a loan file including the borrower's employment and income history and appraisal information. This information is then channeled through various edits and subfiles (including Prophet and GEOScore) to assist the underwriter in determining the total risk profile on a given file. This system also includes: a) tracking loans by borrowers who have previously defaulted on a loan insured by the Company or loans where the Company has paid a claim, b) identifying borrowers who have previously applied for the Company insurance, and c) information about the lender involved including volume, commitment rates and delinquency rates.

Alternative Products

     An increasingly popular form of mortgage lending is in the area of non-prime loans. Subsets of this category in which the Company has become involved are Alternative A ("Alt A"), A minus and B/C loans. The Company has continued to limit its participation in these non-prime markets to mostly Alt A and A minus loans rather than "B or "C" loans and has targeted the business insured to specific lenders with proven good results and servicing experience in this area. The Company's corporate due diligence has identified such lenders as "Tier 1" lenders.

     Alternative A Loans

     Alt A loans can now be segregated into two distinct credit profiles: borrowers with a better credit profile than the Company's typical insured borrowers, with a FICO score greater than 680 ("FICO >680"), and borrowers with a credit profile equal to the Company's typical insured borrower, with a FICO score from 660 to 679 ("FICO 660-679"). The Company charges a higher premium for Alt A business due to the reduced income and/or asset documentation received at origination. The premium rate is also risk adjusted to reflect the difference in credit profile of the FICO >680 borrower and FICO 660-679 borrower. While the Company believes the Alt A loans with a FICO of 660-679 category present a slightly higher risk than its normal business, the premium surcharge compensates the Company for this additional risk. Alt A loans represented 9.4% of total primary risk in force at the end of 2001 and Alt A products made up 18.3% of the Company's primary new insurance written in 2001 as compared to 13.4% in 2000.

     A Minus Loans

     The A minus program can also be segregated into two distinct credit profiles. A "near-miss" prime A loan has a FICO score from 590-619 ("FICO 590-619"). These borrowers were forced into the A minus markets in 1996 when the GSEs set a 620 FICO score as the base for a prime borrower. These were typically borrowers the Company insured prior to 1996 and mortgage insurance on loans made to this class of borrowers has resurfaced as the GSEs have entered the A minus market. The Company receives a significantly higher premium for insuring this product that is commensurate with the additional default risk. The second credit profile contains borrowers with a FICO score from 570-589 ("FICO 570-589"). This product comes to the Company primarily through primary structured transactions and the insurance is typically lender-paid. The Company also receives a significantly higher premium for insuring this product that is commensurate with the increased default risk and which is normally a variable rate based on the Prophet Score. A minus loans represented 7.8% of total primary risk in force at the end of 2001 and A minus loans made up 10.0% of the Company's primary new insurance written in 2001 as compared to 8.1% in 2000.

     B/C Loans

     The Company has no approved programs to insure loans that are defined as B/C risk grades. However, some pools of loans submitted for insurance as primary structured transactions might contain a limited number of these loans. The Company receives significantly higher premium on these loans due to the increased default risk associated with this type of loan. B/C loans represented approximately 3.6% of total primary new insurance written during 2001 compared to less than 1% of total primary new insurance written during 2000. This increase is primarily the result of the increase in insurance written on loans resulting from structured transactions.

Contract Underwriting

     The Company utilizes its underwriting skills to provide an outsource contract underwriting service to its customers. For a fee, the Company underwrites fully documented underwriting files for secondary market compliance, while concurrently assessing the file for mortgage insurance, if applicable. The automated underwriting service introduced in the latter part of 1997 has become a major part of the Company's contract underwriting service. This service offers customers access to Fannie Mae's Desktop Underwriter and Freddie Mac's Loan Prospector loan origination systems. Contract underwriting continues to be a popular service to mortgage insurance customers. During 2001, loans underwritten via contract underwriting accounted for 34.5% of applications, 32.0% of commitments for insurance and 25.8% of insurance certificates issued. The Company gives recourse to its customers on loans it underwrites for compliance. If the loan does not meet agreed upon guidelines, the Company agrees to remedy the situation either by placing mortgage insurance coverage on the loan or by purchasing the loan. During 2001, the Company processed requests for remedies on less than 1% of the contract loans underwritten and sold a number of loans previously acquired as part of the remedy process. Providing these remedies means the Company assumes some credit risk and interest rate risk if an error is found during the limited remedy period in the agreements. Rising mortgage interest rates or an economic downturn may expose the mortgage insurance business to higher losses. During 2001, the financial impact of these remedies was insignificant although there is no assurance that such results will continue in 2002 and beyond.

Quality Control

     As part of the Company's system of internal control, the Risk Management function maintains a Quality Control ("QC") Department. The QC function is responsible for ensuring that the Company's portfolio of insured loans meets good underwriting standards and conforms to the Company's guidelines for insurability, thus minimizing the Company's exposure to controllable risk. Among its other activities, the QC function accomplishes this objective primarily by performing contract underwriting audits, delegated lender audits, and due diligence reviews of structured transactions.

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

     Contract underwriting audits help to ensure that customers receive quality underwriting services. The audits also protect the Company in that they facilitate the Company's efforts to improve quality control.

Delegated Lender Audits

     Through the use of borrower credit scoring and its own proprietary mortgage scoring system, the Company is able to monitor the credit quality of loans submitted for insurance. The Company also conducts a periodic, on-site review of a delegated lender's insured delegated underwriting business. Lenders with significant risk concerns, as identified in past reviews and through the Company's regular risk reporting and analysis of the business, may be reviewed more frequently.

     Loans are selected for review on a random sample basis, and this sample may be augmented by a targeted sample based upon specific risk factors or trends identified through the monitoring process described above. The objective of the loan review is to identify errors in the loan data transmitted to the Company, to determine lender compliance with the Company's underwriting guidelines and eligible loan criteria, to assess the quality of a lender's underwriting decisions, and to rate the risk of the individual loans insured. The Company has developed a proprietary data collection and risk analysis application to facilitate these reviews. Audits are graded based upon the risk ratings of the loans reviewed, lender compliance, and data integrity. The results of each audit are summarized in a report to the lender and to Company management. The audit results are used as a means to improve the quality of the business the lender submits to the Company for insurance. Issues raised in the reports that are not resolved in a manner and within a time period acceptable to the Company may result in restriction or termination of the lender's delegated underwriting authority.

Due Diligence of Structured Transactions

     The QC function, in conjunction with other members of the Risk Management group, also performs due diligence of structured transactions. These due diligence reviews may be precipitated either by a desire to develop an ongoing relationship with selected lenders, or by the submission of a proposed transaction by a given lender. Due diligence can take two forms: business level and loan level.

Business Level Due Diligence

     The Company believes that a key component of understanding the risks posed by a potential business deal is understanding the business partner. The Company's objective is to understand the lender's business model in sufficient depth to determine whether the Company should have confidence in the firm as a potential long-term business partner and customer. Business level due diligence may be performed on any prospective lender with whom a structured deal is contemplated and with whom the Company has had no prior business experience. Business level due diligence includes a review of: the lender's company structure, management, business philosophy, and financial health, the company's credit management processes, the quality control processes, and servicing relations.

Loan Level Due Diligence

     Loan level due diligence is conducted on pending structured transactions in order to determine whether appropriate underwriting guidelines have been adhered to, whether loans conform to Company guidelines, to evaluate data integrity, and to detect any fraudulent loans. Loans are selected for audit on a sample basis, and audit results are communicated to the Company's management. The results of loan level due diligence assist management in determining whether the pending deal should be consummated, and if so, provides data that can be used to determine appropriate pricing. It also provides management with a database of information on the quality of a particular lender's underwriting practices for future reference.

     The results of these due diligence reviews are summarized in reports to the Company's management. Letter grades are assigned to each section of the business and loan level reviews. Weights are then assigned to each section of the review (e.g., corporate, credit, quality control, servicing) that vary based upon the product under review, (e.g., prime first liens, A minus first liens, prime second liens, etc.) which results in an overall letter grade assigned to the lender. The grade conveys to the Company's management the opinion of Risk Management as to the overall risk profile presented by a lender and therefore the relative appeal of a potential relationship with that lender.

Financial Guaranty Business

     The Company believes its financial guaranty underwriting discipline is critical to the profitability and growth of the financial guaranty insurance businesses. Financial Guaranty has a structured underwriting process to determine the characteristics and creditworthiness of risks that Financial Guaranty directly insures or reinsures, which process, in the case of reinsurance transactions, supplements the underwriting procedures of the primary insurers. Rather than relying entirely upon the underwriting performed by the primary insurers, Radian Re and Radian Asset Assurance, as applicable, and the rating agencies conduct extensive reviews of the primary insurers. Moreover, the ceding insurer is typically required to retain at least 25% of the exposure on any single risk assumed.

     Financial Guaranty carefully evaluates the risk underwriting and management of treaty customers, monitors the insured portfolio performance and conducts a detailed underwriting review of the facultative insurance it writes. Financial Guaranty believes that the reinsurance of municipal bond guaranties provides a relatively stable source of premium income. In addition, most premiums received are credited as deferred premium revenue and are earned as the related risks amortize, thereby providing a relatively stable, predictable source of earned premiums.

     Financial Guaranty conducts periodic detailed reviews of each Major Monoline and other carriers with which it does facultative business. That review entails an examination of the primary insurer's operating, underwriting and surveillance procedures, personnel, organization and existing book of business, as well as the primary insurer's underwriting of a sample of business assumed under the treaty. Facultative transactions are reviewed individually under procedures adopted by Financial Guaranty's credit committees. Any underwriting issues are discussed internally by the credit committee and with the primary insurer's personnel. In connection with Financial Guaranty's direct insurance business, it conducts periodic reviews of its insured parties, whether in connection with policy renewal or otherwise. That review includes an examination of the insured party's operations, internal control procedures, personnel and organization.

     Limitations on Financial Guaranty's single-risk exposure derive from state insurance regulation, rating agency guidelines and internally established criteria. The primary factor in determining single-risk capacity is the class or sector of business being underwritten. For municipal credits, Financial Guaranty has self-imposed single-risk guidelines which range widely, depending upon the perceived risk of default of the municipal obligation insured or reinsured. For asset-backed transactions, the single-risk guidelines generally follow state insurance regulation limitations, as well as additional self-imposed single risk and cumulative servicer-related risk. On individual underwritings, the credit committee may limit its insurance or reinsurance participation to an amount below that allowed by the single-risk guidelines noted above. Moreover, Financial Guaranty relies on ongoing oversight by its credit committees with input from risk management and surveillance to avoid undue exposure concentration in any given type of obligation or geographic area.

     Financial Guaranty's surveillance procedures include reviews of those exposures assumed as a reinsurer as to which it may have concerns. Financial Guaranty also maintains regular communication with the surveillance departments of the ceding primary insurers.

     The underwriting criteria applied in evaluating a given issue for primary insurance coverage and the internal procedures (for example, credit committee review) for approval of the issue are substantially the same as for the underwriting of reinsurance. The entire underwriting responsibility rests with Financial Guaranty as the primary insurer. As a result, Financial Guaranty participates more actively in the structuring of the transaction and conducts more detailed reviews of the parties it insures in which Financial Guaranty is a primary insurer than it does as a reinsurer. Financial Guaranty conducts, in most cases annually, in-depth surveillance of issues insured as a primary insurer.

RATINGS

     The Company has its claims-paying ability and/or financial strength rated by S&P, Moody's and Fitch. The rating criteria used by the rating agencies focus on the following factors: capital resources; financial strength; commitment of management to, and alignment of shareholder interests with, the insurance business; demonstrated management expertise in the insurance business conducted by the company; credit analysis; systems development; marketing; capital markets and investment operations, including the ability to raise additional capital; and a minimum policyholders' surplus comparable to primary company requirements, with initial capital sufficient to meet projected growth as well as access to such additional capital as may be necessary to continue to meet standards for capital adequacy. As part of their rating process, S&P, Moody's and Fitch test the Company's insurance subsidiaries by subjecting them to a "worst-case depression scenario." Expected losses over a depression period are established by applying capital charges to the existing and projected insurance portfolio.

     The claims-paying ability and financial strength ratings assigned by the rating agencies to an insurance or reinsurance company are based upon factors relevant to policyholders and are not directed toward the protection of the insurer's or reinsurer's securityholders. Such a rating is neither a rating of securities nor a recommendation to buy, hold or sell any security. Claims-paying ability and financial strength ratings assigned to the insurance subsidiaries should not be viewed as indicative of or relevant to any ratings which may be assigned to the Company's outstanding debt securities by any rating agency and should not be considered an evaluation of the likelihood of the timely payment of principal or interest under such securities. However, these ratings are an indication to an insurer's customers of the insurer's present financial strength and its capacity to honor its future claims payment obligations. Therefore, ratings are generally considered critical to an insurer's ability to compete for new insurance business. Currently, Radian Guaranty, Amerin Guaranty, and Radian Insurance are rated "AA" by S&P and Fitch and "Aa3" by Moody's.

     Radian Re is rated by S&P, Fitch and Moody's. S&P and Fitch have each assigned Radian Re an "AAA" claims-paying ability rating, its highest rating, and Moody's has assigned Radian Re an "Aa2" financial strength rating. Radian Asset Assurance has been assigned "AA" claims-paying ability ratings by each of S&P and Fitch.

     Radian Group, Inc., has been assigned a senior debt rating of A+ by Fitch, A by S&P, and A2 by Moody's.

     Pursuant to the terms of Financial Guaranty's reinsurance agreements, a downgrade in either Radian Re's or Radian Asset Assurance's financial strength rating to (or below) "A" could have a material adverse effect on their respective competitive position. A downgrade may so diminish the value of their reinsurance to the Major Monolines that they could either materially increase the costs to Radian Re or Radian Asset Assurance associated with cessions under the Major Monolines' treaties with Radian Re or Radian Asset Assurance or recapture business previously ceded to Radian Re or Radian Asset Assurance. In either case, the effect of such changes could materially adversely affect Financial Guaranty's ability to continue to engage in the reinsurance of monoline financial guaranty insurers business. While Financial Guaranty believes that the recapture of business by the primaries would otherwise be inconsistent with their long-standing risk management practices, such action, if it occurs and depending on its magnitude, could have a material adverse effect on Financial Guaranty. In March 2002, S&P changed the outlook for the financial guaranty reinsurance industry from "stable" to "negative". Although this change does not represent a downgrade or a credit watch event with respect to Radian Re specifically, the Company anticipates such change to prompt a more thorough review of the financial guaranty reinsurance industry, generally, and Radian Re, specifically. Financial Guaranty believes that the same consequences as set forth above would occur were Radian Asset Assurance to experience any such downgrade, which, in turn, could materially adversely affect its ability to continue to engage in certain specialty businesses, principally insurance of municipal bonds.

REINSURANCE CEDED

     Amerin Guaranty and Radian Guaranty currently use reinsurance from affiliated companies in order to remain in compliance with the insurance regulations of certain states that require that a mortgage insurer limit its coverage percentage of any single risk to 25%. Amerin Guaranty and Radian Guaranty currently intend to use such reinsurance solely for purposes of such compliance. Radian Re and Radian Asset Assurance also use reinsurance from affiliated companies in order to remain in compliance with applicable insurance regulations, including single risk limitations. Radian Re and Radian Asset Assurance currently intend to use such reinsurance from affiliated companies solely for the purpose of such compliance.

     Radian Guaranty reinsures all direct insurance in force under an excess of loss reinsurance program that it considers to be an effective catastrophic reinsurance coverage. Under this program, the reinsurer is responsible for 100% of covered losses in excess of Radian Guaranty's retention. The annual retention is determined by a formula that contains variable components. The estimated 2002 retention is approximately $735 million of loss, which represents 120% of expected premiums earned by Radian Guaranty. The reinsurer's aggregate annual limit of liability is also determined by a formula with variable components and is currently estimated to be $140 million. In addition, in 1999, a limit was set on the amount of annual pool insurance losses that can be counted in the reinsurance recoverable calculation. For 2002, this limit is $90 million. If the reinsurer decides not to renew the reinsurance arrangement and is not replaced by Radian Guaranty, the reinsurer must provide six years of runoff coverage. There is an overall aggregate limit of liability applicable to any runoff period equal to four times the annual limit in effect for the calendar year of such nonrenewal. For 2002, this aggregate limit is estimated to be $560 million. The excess of loss reinsurance program also provides restrictions and limitations on the payment of dividends by Radian Guaranty, investments, mergers or acquisitions involving other private mortgage insurance companies and reinsurance of exposure retained by Radian Guaranty. The Company is currently reviewing this reinsurance program and could replace the provider by 2003.

     In addition, Radian Guaranty entered into a variable quota-share ("VQS") treaty for primary risk in the 1994 to 1997 origination years and a portion of the pool risk written in 1997. In this treaty, quota-share loss relief is provided at varying levels ranging from 7.5% to 15.0% based upon the loss ratio on the reinsured book. The higher the loss ratio, the greater the potential reinsurance relief, which protects Radian Guaranty in adverse loss situations. A ceding commission is paid by the reinsurer to Radian Guaranty and the agreement is noncancelable for ten years by either party. As of December 31, 2001, the risk in force covered by the VQS treaty was approximately $4.0 billion, or approximately 14.3% of total primary risk in force and $51.4 million, or approximately 4.1% of total pool risk in force. The Company did not reinsure any additional business pursuant to the VQS treaty for the 2001 origination year.

     Amerin Guaranty was party, until December 31, 2000, to a reinsurance agreement pursuant to which the reinsurer was obligated to repay, up to an aggregate amount of $100 million, all losses and allocated loss adjustment expenses paid by Amerin Guaranty during periods in which (i) the ratio of Amerin Guaranty's risk in force divided by the sum of policyholders' surplus plus the contingency reserve calculated in accordance with statutory accounting practices exceeded 24.9 to 1 and (ii) the sum of Amerin Guaranty's expense ratio and loss ratio exceeded 100%. This reinsurance treaty was cancelled as of January 1, 2001.

     Financial Guaranty is a party to certain facultative retrocession (the ceding of reinsured business) agreements, pursuant to which it cedes to certain retrocessionnaires a portion of its reinsurance exposure. Since it is required to pay its obligations in full to the primary insurer regardless of whether it is entitled to receive payments from its retrocessionnaire, the Company believes that it is important that its retrocessionnaires be very creditworthy. The Company also cedes to reinsurers a portion of its direct insurance exposure, and the foregoing also describes in general the relationship between the Company and its reinsurers. Financial Guaranty has historically retroceded relatively little of its financial guaranty reinsurance exposure for risk management reasons. In its specialty insurance businesses, Financial Guaranty in recent years has reinsured a portion of its direct insurance exposure, particularly that incurred in its excess-SIPC program, principally in order to comply with applicable regulatory single-risk limitations. Most of the reinsurance capacity for its excess-SIPC program is provided by certain of the Major Monolines.

     Radian Re is party to an excess-of-loss reinsurance agreement with a reinsurance company under which it is entitled, subject to certain conditions, to draw from such reinsurer up to $25 million under certain circumstances. The agreement has a term of one year and is cancelable annually at the option of either party, except that Radian Re has the option to force a seven-year run-off period.

     In November 2001, Radian Re entered into a credit agreement with a group of major foreign banks under which Radian Re is entitled, upon reaching a $200 million threshold of losses and subject to certain conditions, to draw from such banks up to $90 million under certain circumstances. The agreement has an initial term of seven years and may be extended annually for additional one-year periods.

     In February 2001, Radian Asset Assurance entered into a credit agreement with a major foreign bank under which Radian Asset Assurance is entitled, upon reaching a $100 million threshold of losses and subject to certain conditions, to draw from such bank up to $25 million under certain circumstances. The agreement has an initial term of seven years and may be extended annually for additional one-year periods.

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

DEFAULTS AND CLAIMS

Defaults

     The default and claim cycle on loans which have private mortgage insurance begins with the insurer's receipt from the lender of notification of a default on an insured loan. The master policy requires lenders to notify the Company of an uncured default on a mortgage loan within 75 days (45 days for an uncured default in the first year of the loan), although many lenders do so earlier. The incidence of default is affected by a variety of factors, including change in borrower income, unemployment, divorce and illness, the level of interest rates and general borrower creditworthiness. Defaults that are not cured result in claims to the Company. Borrowers may cure defaults by making all delinquent loan payments or by selling the property and satisfying all amounts due under the mortgage.

     The following table shows the number of primary and pool loans insured, related loans in default and the percentage of loans in default (default rate) as of the dates indicated:

                               DEFAULT STATISTICS

                                                                 DECEMBER 31
                                                        -----------------------------
                                                         2001       2000       1999
                                                        -------    -------    -------
PRIMARY INSURANCE:
Prime:
     Insured loans in force...........................  752,519    792,813    774,003
     Loans in default(1)..............................   23,312     17,840     16,605
     Percentage of loans in default...................      3.1%       2.3%       2.2%
Non-Prime:
     Insured loans in force...........................  139,174     65,600     33,283
     Loans in default(1)..............................    7,704      2,690      1,193
     Percentage of loans in default...................      5.5%       4.1%       3.6%
Total Primary Insurance:
     Insured loans in force...........................  891,693    858,413    807,286
     Loans in default(1)..............................   31,016     20,530     17,798

     Percentage of loans in default...................      3.5%       2.4%       2.2%
POOL INSURANCE(2):
     Insured loans in force...........................  869,226    768,388    676,454
     Loans in default(1)..............................    8,213      5,989      4,352
     Percentage of loans in default...................      0.9%       0.8%       0.6%

---------------
(1) Loans in default exclude those loans 45 days past due or less and loans in default for which the Company feels it will not be liable for a claim payment.

(2) Includes traditional and modified pool insurance of prime and non-prime loans.

     Regions of the United States may experience different default rates due to varying economic conditions. The following table shows the primary mortgage insurance default rates by the Company's defined regions as of the dates indicated, including prime and non-prime loans.

                            DEFAULT RATES BY REGION

                                                                  DECEMBER 31
                                                              --------------------
                                                              2001    2000    1999
                                                              ----    ----    ----
North.......................................................  3.85%   2.50%   1.88%
South.......................................................  4.15    2.10    2.59
West........................................................  3.38    2.21    2.10
Alaska......................................................  0.86    1.08    0.82
Hawaii......................................................  1.77    2.23    2.03

     As of December 31, 2001, primary mortgage insurance default rates for the Company's two largest states measured by risk in force, California and Florida, were 2.9% and 4.6% respectively, compared to 2.3% and 3.9% respectively, at December 31, 2000.

Claims

     In the mortgage insurance business, the likelihood that a claim will result from a default and the amount of such claim depend principally on the borrower's equity at the time of default and the borrower's (or the lender's) ability to sell the home for an amount sufficient to satisfy all amounts due under the mortgage, as well as the effectiveness of loss mitigation efforts. Claims are also affected by local housing prices, interest rates, unemployment levels and the housing supply.

     Claim activity is not evenly spread through the coverage period of a book of business. Relatively few claims are received during the first two years following issuance of the policy. This is followed by a period of rising claims which, based on industry experience, has historically reached its highest level in the third through fifth years after the year of loan origination. Thereafter, the number of claims received has historically declined at a gradual rate, although the rate of decline can be affected by conditions in the economy. Approximately 66.9% of total primary risk, including most of the Company's risk in force on alternative products, and approximately 59.3% of total pool risk in force at December 31, 2001 had not yet reached its anticipated highest claim frequency years.

     In the financial guaranty business, the Company is typically obligated to pay amounts equal to defaulted payments on insured obligations on their respective due dates. In municipal, asset-backed, and other structured products, the Company primarily underwrites with a zero-loss or remote loss underwriting objective. As such, the patterns of claim payments tend to fluctuate and may be low in frequency and high in severity. In trade credit protection, the Company underwrites and prices to encompass historical loss patterns experienced by the Company and by ceding companies in similar businesses. The claim payments in trade credit tend to follow a more historical loss pattern that is reflective of overall global economic conditions.

Loss Mitigation

     The Mortgage Insurance loan workout staff consists of nineteen (19) employees, including several full time loan workout specialists who proactively intervene in the default process, working with borrowers to reduce the frequency and severity of foreclosure losses. The size of the loan workout staff has decreased over the past few years, primarily due to an enhancement in the ability of loan servicers to perform this function adequately with less assistance needed by the Company. Once a notice of default is received, the Company scores the default using a proprietary model that predicts the likelihood that the default will become a claim. Using this model the loan workout specialists prioritize cases for proactive intervention to counsel and assist borrowers. Loss mitigation techniques include pre-foreclosure sales, extensions of credit to borrowers to reinstate insured loans, loan modifications and deficiency settlements. The Company still considers its loss mitigation efforts to be an effective way to reduce claim payments.

     Subsequent to foreclosure, the Company uses post-foreclosure sales and the exercise of the full claim payment option to further mitigate loss. This was considered an extremely effective loss mitigation tool in 2001 due to relatively strong property values, although there can be no assurance that such positive results will continue.

     Financial Guaranty's surveillance group is responsible for detecting any deterioration in credit quality or changes in the economic or political environment that could effect the timely payment of debt service on an insured issue. Once a problem is detected, the group then works with the appropriate parties in order to avoid a default. Claims are generally mitigated by restructuring the obligation, enforcing in a timely fashion any security arrangements, and working with the issuer to solve management or potential political problems. Issuers are typically under no obligation to restructure insured issues in order to prevent losses. Financial Guaranty believes that early detection and continued involvement by the surveillance group has reduced claims. There can be no assurance, however, that there will be no material losses in the future regarding Financial Guaranty's business.

Homeownership Counseling

     In 1995, Mortgage Insurance established a Homeownership Counseling Center (the "Center") to work with borrowers receiving insured loans under Community Homebuyer, 97% LTV ("97s") or other "affordable housing" programs. The Company considers this counseling to be very important to the future success of those particular borrowers with regard to sustaining their mortgage payments. In addition, the Center counsels such borrowers early in the default process in an attempt to help cure the loan and assist the borrower in meeting their mortgage obligation.

Loss Reserves -- Mortgage Insurance

     The Company establishes reserves to provide for the estimated costs of settling claims in respect of loans reported to be in default and loans that are in default which have not yet been reported to the Company. Consistent with accounting principles generally accepted in the United States of America ("GAAP") and industry accounting practices, the Company does not establish loss reserves for future claims on insured loans which are not currently in default. In determining the liability for unpaid losses related to reported outstanding defaults, the Company establishes loss reserves on a case-by-case basis. The amount reserved for any particular loan is dependent upon the characteristics of the loan, the status of the loan as reported by the servicer of the insured loan as well as the economic condition and estimated foreclosure period in the area in which the default exists. As the default progresses closer to foreclosure, the amount of loss reserve for that particular loan will be increased, in stages, to approximately 100% of the Company's exposure.

Loss Reserves -- Financial Guaranty Insurance Businesses

     Financial Guaranty establishes a provision for losses and related loss adjustment expenses as to a particular insured risk when the ceding companies report a loss on the risk or when, in its opinion, the risk is in default or a default is probable and the amount of the loss is reasonably estimable. Financial Guaranty bases the provision for losses and loss adjustment expenses on the estimated loss, including expenses associated with settlement of the loss, through the full term of the insured obligation. In the case of obligations with fixed periodic payments, the provision for losses and loss adjustment expenses represents the present value of the ultimate expected losses, adjusted for estimated recoveries under salvage or subrogation rights. On any given municipal and asset-backed reinsurance transaction, Financial Guaranty and its primary insurer customers underwrite with a zero-loss underwriting objective. For the trade credit reinsurance business, loss reserves are established based on historical loss development patterns experienced by Financial Guaranty and by ceding companies in similar businesses. The estimate of reserves for losses and loss adjustment expenses, which includes a non-specific loss reserve, is periodically evaluated by Financial Guaranty, and changes in estimate are reflected in income currently.

     Financial Guaranty's total unallocated or non-specific loss and loss adjustment expenses reserve for the financial guaranty business, as of December 31, 2001 is $51.5 million, having been increased from $16.1 million as of December 31, 2000. Financial Guaranty believes that after giving effect to this increase, their reserves for losses and loss adjustment expenses, including case and unallocated or non-specific reserves, are adequate to cover the ultimate net cost of claims. However, the reserves are necessarily based on estimates, and there can be no assurance that the ultimate liability will not exceed such estimates.

     As anticipated, Financial Guaranty experienced relatively higher loss levels in certain of its other insurance businesses than it experienced in its financial guaranty reinsurance business. Financial Guaranty believes that the higher premiums they receive in these businesses adequately compensates them for the risks involved.

     At December 31, 2001, Financial Guaranty had established $123.2 million in net reserves for losses and loss adjustment expenses (of which $58.5 million represented incurred but not reported and non-specific reserves). The following table sets forth certain information regarding Financial Guaranty's loss experience for the years indicated:

                                                             YEAR ENDED DECEMBER 31,
                                                             ------------------------
                                                              2001     2000     1999
                                                             ------    -----    -----
                                                                  (IN MILLIONS)
Net reserve for losses and loss adjustment expenses at
  beginning of year........................................  $ 70.0    $49.7    $33.7
                                                             ------    -----    -----
Net provision for losses and loss adjustment expenses
     Occurring in current year.............................    19.5     19.0     23.9
     Occurring in prior years..............................    48.4     15.7      2.3
                                                             ------    -----    -----
          Total............................................    67.9     34.7     26.2
                                                             ------    -----    -----
Net payments for losses and loss adjustment expenses
     Occurring in current year.............................     3.6      1.3      1.5
     Occurring in prior years..............................    11.1     13.1      8.7
                                                             ------    -----    -----
          Total............................................    14.7     14.4     10.2
                                                             ------    -----    -----
Net reserve for losses and loss adjustment expenses at end
  of year..................................................  $123.2    $70.0    $49.7
                                                             ======    =====    =====

     The provision for losses and paid loss information presented above is classified as "current year" and "prior year" based upon the year in which the related reinsurance contract or insurance policy was underwritten. Therefore, amounts presented as "Occurring in prior years" are not indicative of redundancies or deficiencies in total reserves held as of prior year ends.

     In 2001, 2000 and 1999, Financial Guaranty recorded losses of $24.9 million, $21.9 million and $9.9 million, respectively, in connection with its trade credit businesses.

Analysis of Primary Risk in Force

     The Company's business strategy has been to disperse risk as widely as possible. The Company analyzes its portfolio in a number of ways to identify any concentrations or imbalances in risk dispersion. The Company believes the quality of its insurance portfolio is affected significantly by:

     - the geographic dispersion of the properties securing the insured loans;

     - the quality of loan originations;

     - the types of loans insured (including LTV ratio, purpose of the loan, type of loan instrument and type of underlying property securing the loan); and

     - the age of the loans insured.

     Financial Guaranty seeks to maintain a diversified insurance portfolio designed to spread its risk based on insurer, type of debt obligation insured, and geographic concentration.

Primary Risk In Force By Policy Year

     The following table sets forth the percentage of the Company's primary mortgage insurance risk in force by policy origination year as of December 31, 2001:

1996 and prior..............................................   10.9%
1997........................................................    5.8
1998........................................................   16.4
1999........................................................   17.7
2000........................................................   13.0
2001........................................................   36.2
                                                              -----
                                                              100.0%
                                                              =====

Geographic Dispersion

     The following tables reflect the percentage of direct primary mortgage insurance risk in force on the Company's book of business (by location of property) for the top ten states and top 15 metropolitan statistical areas ("MSAs") as of December 31, 2001 and 2000:

TOP TEN STATES                                                2001    2000
--------------                                                ----    ----
California..................................................  16.4%   16.8%
Florida.....................................................   7.4     7.4
New York....................................................   6.4     6.1
Texas.......................................................   5.2     5.3
Georgia.....................................................   4.4     4.3
Arizona.....................................................   4.0     3.8
New Jersey..................................................   3.8     3.9
Illinois....................................................   3.6     3.7
Pennsylvania................................................   3.6     3.7
Colorado....................................................   2.8     3.1
                                                              ----    ----
          Total.............................................  57.6%   58.1%
                                                              ====    ====

TOP FIFTEEN MSAS                                              2001    2000
----------------                                              ----    ----
Los Angeles-Long Beach, CA..................................   4.1%    4.1%
Atlanta, GA.................................................   3.4     3.4
Chicago, IL.................................................   3.0     3.2
Phoenix/Mesa, AZ............................................   3.2     3.1
Washington, DC-MD-VA........................................   2.6     2.9
New York, NY................................................   2.6     2.5
Philadelphia, PA-NJ.........................................   2.2     2.4
Riverside-San Bernardino, CA................................   2.2     2.1
Nassau/Suffolk, NY..........................................   1.9     1.9
Denver, CO..................................................   1.5     1.6
Detroit, MI.................................................   1.4     1.6
Orange County, CA...........................................   1.4     1.6
Las Vegas, NV...............................................   1.5     1.5
Houston, TX.................................................   1.4     1.4
Miami-Hialeah, FL...........................................   1.4     1.3
                                                              ----    ----
          Total.............................................  33.8%   34.8%
                                                              ====    ====

     The following table sets forth the distribution by state of Financial Guaranty's insurance in force as a December 31, 2001 and 2000:

JURISDICTION                                                  2001     2000
------------                                                  -----    -----
California..................................................    9.8%    10.7%
New York....................................................    9.7      9.0
Florida.....................................................    5.8      6.5
Texas.......................................................    5.3      5.2
Pennsylvania................................................    4.5      5.2
Illinois....................................................    4.3      4.3
Other(1)....................................................   58.5     59.1
                                                              -----    -----
          Total.............................................  100.0%   100.0%
                                                              =====    =====

---------------
(1) Represents all remaining states, the District of Columbia and several foreign countries, in which obligations insured and reinsured by Financial Guaranty arise, none of which individually constitutes greater than 3.7% for 2001 and 4.0% for 2000 of Financial Guaranty's insurance in force.

Lender and Product Characteristics

     While geographic dispersion is an important component of overall risk dispersion and it has been a strategy of the Company to limit its exposure in the top ten states and top 15 MSAs, the Company believes the quality of the risk in force should be considered in conjunction with other elements of risk dispersion, such as product distribution, as well as the Company's risk management and underwriting practices.

     The following table reflects the percentage of the Company's direct risk in force (as determined on the basis of information available on the date of mortgage origination) by the categories indicated as of December 31, 2001 and 2000:

                    DIRECT MORTGAGE INSURANCE RISK IN FORCE

                                                              2001     2000
                                                              -----    -----
Product Type:
     Primary................................................   94.3%    94.7%
     Pool(1)................................................    5.7      5.3
                                                              -----    -----
          Total.............................................  100.0%   100.0%
                                                              =====    =====

                          DIRECT PRIMARY RISK IN FORCE

                                                               2001       2000
                                                              -------    -------
Direct Primary Risk in Force (dollars in millions)..........  $26,004    $24,622
Lender Concentration:
     Top 10 lenders (by original applicant).................     40.4%      42.8%
     Top 20 lenders (by original applicant).................     49.6%      58.7%
LTV:
     95.01% to 100.00%......................................      6.0%       6.7%
     90.01% to 95.00%.......................................     43.5       39.5
     85.01% to 90.00%.......................................     40.2       41.4
     85.00% and below.......................................     10.3       12.4
                                                              -------    -------
          Total.............................................    100.0%     100.0%
                                                              =======    =======
Loan Grade:
     Prime..................................................     79.7%      90.3%
     Non-Prime..............................................     20.3        9.7
                                                              -------    -------
          Total.............................................    100.0%     100.0%
                                                              =======    =======
Loan Type:
     Fixed..................................................     86.3%      86.0%
     Adjustable rate mortgage ("ARM") (fully indexed)(2)....     13.0       11.8
     ARM (potential negative amortization)(3)...............      0.7        2.2
                                                              -------    -------
          Total.............................................    100.0%     100.0%
                                                              =======    =======
Mortgage Term:
     15 years and under.....................................      2.7%       2.7%
     Over 15 years..........................................     97.3       97.3
                                                              -------    -------
          Total.............................................    100.0%     100.0%
                                                              =======    =======
Property Type:
     Non-condominium (principally single-family detached)...     96.2%      97.1%
     Condominium or cooperative.............................      3.8        2.9
                                                              -------    -------
          Total.............................................    100.0%     100.0%
                                                              =======    =======

                                                               2001       2000
                                                              -------    -------
Occupancy Status:
     Primary residence......................................     96.2%      94.6%
     Second home............................................      1.7        2.2
     Non-owner occupied.....................................      2.1        3.2
                                                              -------    -------
          Total.............................................    100.0%     100.0%
                                                              =======    =======
Mortgage Amount:
     $200,000 or less.......................................     78.1%      85.9%
     Over $200,000..........................................     21.9       14.1
                                                              -------    -------
          Total.............................................    100.0%     100.0%
                                                              =======    =======
Loan Purpose:
     Purchase...............................................     74.4%      81.5%
     Refinance..............................................     25.6       18.5
                                                              -------    -------
          Total.............................................    100.0%     100.0%
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

     One of the most important determinants of claim incidence is the relative amount of borrower's equity, or down payment, in the home. The expectation of claim incidence on 95% LTV loans ("95s") is approximately two times the expected claim incidence on 90s. The Company believes that the higher premium rates it charges on 95s adequately reflect the additional risk on these loans. The industry and the Company have been insuring 97s since 1995 and 100% LTV Loans ("100s") since 2000. These loans are expected to have a higher claim incidence than 95s; however, with proper counseling efforts and by limiting insurance on these loans to sensible affordable housing programs, it is the Company's belief that the claim incidence should not be materially (more than one and one-half times) worse than on 95s, although there can be no assurance that claim incidence will not be materially worse on 97s or 100s than on 95s. Premium rates on 100s and 97s are higher than on 95s to compensate for the additional risk and the higher expected frequency and severity of claims.

     In recent years, the Company has increased its insurance on mortgages identified by its customers as "affordable housing" loans. These loans are typically made to low- and moderate-income borrowers in conjunction with special programs developed by state or local housing agencies, Fannie Mae or Freddie Mac. Such programs usually include 95s, 97s and 100s and may require the liberalization of certain underwriting guidelines in order to achieve their objectives. The Company's participation in these programs is dependent upon acceptable borrower counseling. Default experience on these programs has been worse than non-"affordable housing" loans; however, the Company does not believe the ultimate claims will materially affect its financial results due to the relatively small amount of such business in the Company's insured book combined with higher premium rates and risk-sharing elements.

     The Company believes that the risk of claim on non-prime loans is significantly higher than that of prime loans. Non-prime loans generally include Alternative A and A minus products and although higher premium rates and surcharges are charged in order to compensate for the additional risk, these products are relatively new and have never been insured in an adverse economic situation so there is no assurance that the premium rates are adequate or the loss performance will be at, or close to, expected levels.

     The Company's claim frequency on insured ARMs has been higher than on all other loan types. The Company believes that the risk on ARM loans is greater than on fixed rate loans due to possible monthly payment increases if interest rates rise.

     The Company believes that 15-year mortgages present a lower level of risk than 30-year mortgages, primarily as a result of the faster amortization and the more rapid accumulation of borrower equity in the property. Premium rates for 15-year mortgages are lower to reflect the lower risk.

     The Company believes that the risk of claim is also affected by the type of property securing the insured loan. In the Company's opinion, loans on single-family detached housing are subject to less risk of claim incidence than loans on other types of properties. Conversely, loans on attached housing types, particularly condominiums and cooperatives, are generally considered by the Company to be a higher risk, due to the higher density of such properties and because a detached unit is the preferred housing type in most areas. The Company's more stringent underwriting guidelines on condominiums and cooperatives reflect this higher expected risk.

     The Company believes that the risk of claim on relocation loans and loans originated by credit unions is extremely low and offers lower premium rates on such loans to compensate for the lower risk.

     The Company believes that loans on non-owner occupied homes purchased for investment purposes represent a substantially higher risk of claim incidence, and are subject to greater value declines than loans on either primary or second homes. The Company underwrites loans on non-owner occupied homes more stringently, and sometimes requires that the investor indemnify the Company directly for any loss suffered by the Company. The Company also charges a significantly higher premium rate than the rate charged for insuring loans on owner occupied homes.

     The Company believes that higher priced properties experience wider fluctuations in value than moderately priced residences and that the income of many people who buy higher priced homes is less stable than that of people with moderate incomes. Underwriting guidelines for such higher priced properties reflect this concern.

     The following table sets forth the distribution of Financial Guaranty's insurance in force by type of issue and as a percentage of total financial guaranty insurance in force as of December 31, 2001 and 2000:

                                                          INSURANCE IN FORCE(1)
                                                  --------------------------------------
                                                        2001                 2000
                                                  -----------------    -----------------
TYPE OF OBLIGATION                                AMOUNT    PERCENT    AMOUNT    PERCENT
------------------                                ------    -------    ------    -------
                                                              (IN BILLIONS)
Municipal:
     General obligation and other tax
       supported................................  $27.1       27.7%    $26.8       28.9%
     Water/sewer/electric gas and investor-owned
       utilities................................   17.9       18.3      18.1       19.5
     Health care................................   15.2       15.5      14.1       15.2
     Airports/transportation....................   11.1       11.3      10.5       11.4
     Other municipal(2).........................    8.5        8.7       8.8        9.5
     Housing revenue............................    2.6        2.7       2.4        2.6
                                                  -----      -----     -----      -----
          Total municipal.......................   82.4       84.2      80.7       87.1
Structured finance:
     Asset-backed...............................   10.9       11.1       9.4       10.1
     Other......................................    4.6        4.7       2.6        2.8
                                                  -----      -----     -----      -----
          Total structured finance..............   15.5       15.8      12.0       12.9
                                                  -----      -----     -----      -----
          Total.................................  $97.9      100.0%    $92.7      100.0%
                                                  =====      =====     =====      =====

---------------
(1) Represents Financial Guaranty's proportionate share of the aggregate outstanding principal and interest payable on such insured obligations.

(2) Represents other types of municipal obligations, none of which individually constitutes a material amount of Financial Guaranty's insurance in force.

     The following table identifies the issuers of Financial Guaranty's ten largest single-risk insurance in force by par amounts outstanding as of December 31, 2001 and the credit rating assigned by S&P as of that date (in the absence of financial guaranty insurance) to each such issuer:

                                                                            NET PAR IN FORCE
CREDIT                              CREDIT RATING    OBLIGATION TYPE     AS OF DECEMBER 31, 2001
------                              -------------   ------------------   -----------------------
                                                                              (IN MILLIONS)
Commerzbank -- Citibank London....    AAA           Asset-Backed Corp.            $407
Port Authority of New York and New
  Jersey..........................    AA-                Airport                   406
New York City Municipal Water
  Finance Authority...............     AA             Water & Sewer                388
State of California...............     A+           General Obligation             376
New York City, NY.................     A-           General Obligation             373
San Francisco, California Airport
  Commission......................     A+                Airport                   371
Long Island, NY Power Authority...     A-             Water & Sewer                366
Lehman Brothers Sprint 3..........    AAA           Asset-Backed Corp.             350
Cap Proj Fin Auth, FL Hosp
  Assoc...........................    AAA               Other Muni                 300
California State Public Works.....     A-              Lease-State                 297

     The following table identifies the Financial Guaranty insurance in force amount outstanding at December 31, 2001 by credit rating assigned by S&P to each issuer:

                                                                 AS OF DECEMBER 31, 2001
                                                              -----------------------------
                                                              INSURANCE IN FORCE    PERCENT
                                                              ------------------    -------
                                                                      (IN BILLIONS)
AAA.........................................................        $ 7.3              7.5%
AA..........................................................         19.5             19.9
A...........................................................         40.5             41.4
BBB.........................................................         23.2             23.7
IG..........................................................          4.1              4.2
NIG.........................................................          1.8              1.8
Not rated...................................................          1.5              1.5
                                                                    -----            -----
Total.......................................................        $97.9            100.0%
                                                                    =====            =====

INVESTMENT POLICY AND PORTFOLIO

     The Company's income from its investment portfolio is one of the Company's primary sources of cash flow to support its operations and claim payments.

     The Company follows an investment policy that at a minimum requires:

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

     At December 31, 2001, the Company's investment portfolio had a carrying value of $3,369.5 million and a market value of $3,389.2 million, including $210.8 million of short-term investments. The Company's investment portfolio did not include any real estate or mortgage loans. The portfolio included 305 privately placed, investment-grade securities with an aggregate carrying value of $101.1 million. At December 31, 2001,

99.4% of the Company's investment portfolio (which excludes cash) consisted of cash equivalents and debt securities (including redeemable preferred stocks) that were rated investment grade.

     The Company's investment policies and strategies are subject to change depending upon regulatory, economic and market conditions and the then existing or anticipated financial condition and operating requirements, including the tax position, of the Company.

     The diversification of the Company's investment portfolio (other than short-term investments) at December 31, 2001 is shown in the table below:

                      INVESTMENT PORTFOLIO DIVERSIFICATION

                                                            DECEMBER 31, 2001
                                                  --------------------------------------
                                                  AMORTIZED        FAIR
                                                     COST         VALUE       PERCENT(1)
                                                  ----------    ----------    ----------
                                                              (IN THOUSANDS)
Fixed maturities held to maturity:
     U.S. government securities(2)..............  $    9,730    $    9,592        2.2%
     State and municipal obligations(3).........     432,468       452,370       97.8
                                                  ----------    ----------      -----
          Total.................................  $  442,198    $  461,962      100.0%
                                                  ----------    ----------      -----
Fixed maturities available for sale:
     U.S. government securities(2)..............  $  102,781    $  102,174        4.0%
     U.S. government agency securities(2).......     109,118       109,114        4.2
     State and municipal obligations(3).........   1,952,650     1,956,321       76.5
     Corporate obligations(3)...................     231,893       247,648        9.1
     Asset-backed securities....................      40,552        40,586        1.6
     Redeemable preferred stocks(3).............      25,382        25,360        1.0
     Private placements.........................      89,090        84,544        3.5
     Foreign governments........................       1,464         1,453        0.1
                                                  ----------    ----------      -----
          Total.................................  $2,552,930    $2,567,200      100.0%
                                                  ----------    ----------      -----
     Equity securities..........................  $  116,978    $  120,320
     Trading securities.........................      22,599        21,659
     Other invested assets......................       7,310         7,310
                                                  ----------    ----------
          Total.................................  $3,142,015    $3,178,451
                                                  ==========    ==========

---------------
(1) Percentage of amortized cost.

(2) Substantially all of these securities are backed by the full faith and credit of the U.S. government.

(3) Consists primarily of investment-grade securities.

     The following table shows the scheduled maturities of the securities held in the Company's investment portfolio at December 31, 2001:

                   INVESTMENT PORTFOLIO SCHEDULED MATURITY(1)

                                                                DECEMBER 31, 2001
                                                              ---------------------
                                                               CARRYING
                                                                VALUE       PERCENT
                                                              ----------    -------
                                                                 (IN THOUSANDS)
Short-term investments......................................     210,788       6.3%
Less than one year..........................................      42,247       1.3
One to five years...........................................     435,084      12.9
Five to ten years...........................................     528,779      15.7
Over ten years..............................................   1,828,228      54.3
Mortgage-backed securities(2)...............................     109,114       3.2
Asset-backed securities(2)..................................      40,586       1.2
Redeemable preferred stocks (3).............................      25,360       0.7

                                                                DECEMBER 31, 2001
                                                              ---------------------
                                                               CARRYING
                                                                VALUE       PERCENT
                                                              ----------    -------
                                                                 (IN THOUSANDS)
Equity securities(3)........................................     120,320       3.6
Trading securities(3).......................................      21,659       0.6
Other invested assets(3)....................................       7,310       0.2
                                                              ----------     -----
          Total.............................................  $3,369,475     100.0%
                                                              ==========     =====

---------------
(1) Actual maturities may differ as a result of calls prior to scheduled maturity.

(2) Substantially all of these securities are backed by the Government National Mortgage Association ("GNMA") or the Federal National Mortgage Association ("Fannie Mae").

(3) No stated maturity date.

     The following table shows the ratings by S&P of the Company's investment portfolio (other than short-term investments) as of December 31, 2001:

                       INVESTMENT PORTFOLIO BY S&P RATING

                                                                DECEMBER 31, 2001
                                                              ---------------------
                                                               CARRYING
                                                                VALUE       PERCENT
                                                              ----------    -------
                                                                 (IN THOUSANDS)
RATING(1)
Fixed maturities:
     U.S. government and agency securities..................  $  178,676       5.7%
     AAA....................................................   1,698,062      53.8
     AA.....................................................     652,240      20.7
     A......................................................     180,984       5.7
     BBB....................................................     140,257       4.4
     BB and below and other(2)..............................      19,874       0.6
     Not rated(3)...........................................     139,305       4.4
Trading securities..........................................      21,659       0.7
Equity securities...........................................     120,320       3.8
Other invested assets.......................................       7,310       0.2
                                                              ----------     -----
          Total.............................................  $3,158,687     100.0%
                                                              ==========     =====

---------------
(1) As assigned by S&P as of December 31, 2001.

(2) Securities in this category have been rated non-investment grade by S&P as of December 31, 2001.

(3) Securities in this category have not been rated by S&P as of December 31, 2001 but have been rated investment grade as of December 31, 2001 by at least one other nationally recognized securities rating agency.

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

     Mortgage insurers are generally restricted to writing residential mortgage guaranty insurance business and financial guaranty insurers are generally restricted to writing financial guaranty insurance business. The non-insurance businesses of the Company, which consist of mortgage insurance related services, are not generally subject to regulation under state insurance laws.

     Radian Re and Radian Asset Assurance are domiciled and licensed in the State of New York as financial guaranty insurers. They are also subject to the provisions of the New York Insurance Law and related rules and regulations governing property-casualty insurers to the extent such provisions are not inconsistent with the financial guaranty insurance statute. Both Radian Re and Radian Asset Assurance are also licensed under the New York Insurance Law to write surety insurance, credit insurance and residual value insurance, which are the only other types of insurance that a financial guaranty insurer licensed under the New York Insurance Law may be authorized to write.

     Each insurance subsidiary is required by its state of domicile and each other jurisdiction in which it is licensed to make various filings, including quarterly and annual financial statements prepared in accordance with statutory accounting practices, with those jurisdictions and with the National Association of Insurance Commissioners.

     Additionally, each insurance subsidiary is subject to detailed regulation in each of those states, including risk limits, investment restrictions and diversification requirements.

     Each insurance subsidiary must maintain both a reserve for unearned premiums and for incurred losses and a special, formulaically derived contingency reserve to protect policyholders against the impact of excessive losses occurring during adverse economic cycles. Each calculated reserve may be drawn on with the approval of the New York Insurance Department under specified but limited circumstances.

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

     Because the Company is an insurance holding company, Radian Guaranty and Radian Insurance are Pennsylvania insurance companies, Amerin Guaranty is an Illinois insurance company, and Radian Re and Radian Asset Assurance are New York insurance companies, the Pennsylvania, Illinois and New York insurance laws regulate, among other things, certain transactions in the Company's common stock and certain transactions between Radian Guaranty, Radian Insurance, Amerin Guaranty, Radian Re, Radian Asset Assurance, the Company's other insurance subsidiaries, and their parent or affiliates. Specifically, no person may, directly or indirectly, offer to acquire or acquire "control" of the Company, or its insurance subsidiaries, unless such person files a statement and other documents with the relevant state's Commissioner of Insurance and obtains such Commissioner's prior approval. The Commissioner may hold a public hearing on the matter. "Control" is presumed to exist if 10% or more of the Company or its insurance subsidiaries' voting securities are owned or controlled, directly or indirectly, by a person, although "control" may or may not be deemed to exist where a person owns or controls a lesser amount of securities. In addition, material transactions between the Company and its insurance subsidiaries and their parent or affiliates are subject to certain conditions, including that they be "fair and reasonable." These restrictions generally apply to all persons controlling or under common control with the Company or its insurance subsidiaries. Certain transactions between the Company's insurance subsidiaries and their parent or affiliates may not be entered into unless the relevant Commissioner of Insurance is given 30 days prior notification and does not disapprove the transaction during such 30-day period.

     Dividends. The ability of Radian Guaranty to pay dividends on its common stock is restricted by certain provisions of the insurance laws of the Commonwealth of Pennsylvania, its state of domicile. The insurance laws of Pennsylvania establish a test limiting the maximum amount of dividends that may be paid without prior approval by the Pennsylvania Insurance Commissioner. Under such test, Radian Guaranty may pay dividends during any 12-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders' surplus or (ii) the preceding year's statutory net income. In accordance with such restrictions, $252.8 million would be available for dividends in 2002. However, an amendment to the Pennsylvania statute requires that dividends and other distributions be paid out of an insurer's unassigned surplus. Because of the unique nature of the method of accounting for contingency reserves, Radian Guaranty has negative unassigned surplus. Thus, prior approval by the Pennsylvania Insurance Commissioner is required for Radian Guaranty to pay dividends or make other distributions so long as Radian Guaranty has negative unassigned surplus. The Pennsylvania Insurance Commissioner has approved all distributions by Radian Guaranty since the passage of this amendment and management has an expectation that the Insurance Department will continue to approve such distributions in the future, provided that the financial condition of Radian Guaranty does not materially change.

     The ability of Amerin Guaranty to pay dividends on its common stock is restricted by certain provisions of the insurance laws of the State of Illinois, its state of domicile. The insurance laws of Illinois establish a test limiting the maximum amount of dividends that may be paid from unassigned surplus by an insurer without prior approval by the Illinois Insurance Commissioner. Under such test, Amerin Guaranty may pay dividends during any 12-month period in an amount equal to the greater of (i) 10 percent of the preceding year-end statutory policyholders' surplus or (ii) the preceding year's statutory net income. In accordance with such restrictions, $53.2 million would be available for dividends in 2002 without prior regulatory approval, which represents the positive unassigned surplus of Amerin Guaranty at December 31, 2001.

     Under the New York Insurance Law, the financial guaranty insurance subsidiaries may declare or distribute dividends only out of earned surplus. The maximum amount of dividends, which may be paid by the financial guaranty insurance subsidiaries without prior approval of the Superintendent of Insurance, is subject to restrictions relating to statutory surplus and net investment income as defined by statute. At December 31, 2001, Radian Re would not be able to pay any dividends in 2002 and Radian Asset Assurance had $13.3 million available for dividends in 2002 without prior approvals. In connection with the approval of the acquisition of Financial Guaranty, Radian Re and Radian Asset Assurance agreed to refrain and the Company agreed to refrain from causing Radian Re and Radian Asset Assurance from paying any dividends for a period of two years from the date of acquisition of control without the prior written consent of the New York Insurance Department.

     The Company and Radian Guaranty have entered into an agreement, pursuant to which the Company has agreed to establish and, for as long as any shares of $4.125 Preferred Stock remain outstanding, maintain a reserve account in an amount equal to three years of dividend payments on the outstanding shares of $4.125 Preferred Stock (currently $9.9 million), and not to pay dividends on the common stock at any time when the amount in the reserve account is less than three years of dividend payments on the shares of $4.125 Preferred Stock then outstanding. This agreement between the Company and Radian Guaranty provides that the holder of the $4.125 Preferred Stock is entitled to enforce the agreement's provisions as if such holder was signatory to the agreement.

     The Company may not pay any dividends on its shares of common stock unless the Company has paid all accrued dividends on, and has complied with all sinking fund and redemption obligations relating to, its outstanding shares of $4.125 Preferred Stock.

     The Company's current excess of loss reinsurance agreement prohibits the payment of any dividend that would have the effect of reducing the total of its statutory policyholders' surplus plus its contingency reserve below $85.0 million. As of December 31, 2001, Radian Guaranty had statutory policyholders' surplus of $185.3 million and a contingency reserve of $1,348.5 million, for a total of $1,533.8 million.

     Risk to Capital. A number of states limit a private mortgage insurer's risk in force to 25 times the total of the insurer's policyholders' surplus plus the statutory contingency reserve, commonly known as the "risk-to-capital" requirement. As of December 31, 2001, the consolidated risk-to-capital ratio for Mortgage Insurance was 14.1 to 1, compared to 15.4 to 1 in 2000. The Cross Guaranty Agreement between Radian Guaranty and Amerin Guaranty makes it appropriate to look at risk-to-capital on a consolidated basis.

     Reserves. For statutory reporting, the mortgage insurance companies are required annually to provide for additions to the contingency reserve in an amount equal to 50% of earned premiums. Such amounts cannot be withdrawn for a period of 10 years except under certain circumstances. The contingency reserve, designed to be a reserve against catastrophic losses, essentially restricts dividends and other distributions by the mortgage insurance companies. The mortgage insurance companies classify the contingency reserve as a statutory liability. At December 31, 2001, Radian Guaranty had policyholders' surplus of $185.3 million and a contingency reserve of $1,348.5 million and Amerin Guaranty had policyholders' surplus of $298.8 million. During 2001, Radian Guaranty and Amerin Guaranty entered into an assumption agreement, whereby Radian Guaranty assumed 100% of the rights, duties and obligations related to first lien mortgage guaranty insurance written by Amerin Guaranty. The contingency reserve of $310.9 million related to these was transferred as well.

     In accordance with New York Insurance Law, Financial Guaranty must establish a contingency reserve, equal to the greater of 50% of premiums written or a stated percentage of the principal guaranteed, ratably over 15-20 years dependent upon the category of obligation insured. Reinsurers are required to establish a contingency reserve equal to their proportionate share of the reserve established by the primary insurer. At December 31, 2001, Radian Re had policyholders' surplus of $188.6 million and a contingency reserve of $309.0 million and Radian Asset Assurance had policyholders' surplus of $133.1 million and a contingency reserve $37.0 million.

     Premium Rates and Policy Forms. Mortgage Insurance and Financial Guaranty's premium rates and policy forms are subject to regulation in every state in which it is licensed to transact business in order to protect policyholders against the adverse effects of excessive, inadequate or unfairly discriminatory rates and to encourage competition in the insurance marketplace. In most states, premium rates and policy forms must be filed prior to their use. In some states, such rates and forms must also be approved prior to use. Changes in premium rates are subject to justification, generally on the basis of the insurer's loss experience, expenses and future trend analysis. The general default experience in the mortgage insurance industry may also be considered.

     Reinsurance. Certain restrictions apply under the laws of several states to any licensed company ceding business to an unlicensed reinsurer. Under such laws, if a reinsurer is not admitted or approved in such states, the company ceding business to the reinsurer cannot take credit in its statutory financial statements for the risk ceded to such reinsurer absent compliance with certain reinsurance security requirements. In addition, several states also have special restrictions on mortgage insurance and, several states limit the amount of risk a mortgage insurer may retain with respect to coverage on an insured loan to 25% of the insured's claim amount. Coverage in excess of 25% (i.e., deep coverage) must be reinsured.

     Examination. The Company's insurance subsidiaries are subject to examination of their affairs by the insurance departments of each of the states in which they are licensed to transact business.

     New York Circular Letter. The New York Insurance Department (the "Department") issued Circular Letter No. 2 dated February 1, 1999 (the "Letter") that discusses their position concerning various transactions between mortgage guaranty insurance companies licensed in New York and mortgage lenders. The Letter confirms that captive reinsurance transactions are permissible if they "constitute a legitimate transfer of risk" and "are fair and equitable to the parties". The Letter also states that "supernotes/performance notes," "dollar pool" insurance, and "un-captive captives" violate New York law.

     Accreditation. The National Association of Insurance Commissioners has instituted the Financial Regulatory Accreditation Standards Program, known as "FRASP," in response to federal initiatives to regulate the business of insurance. FRASP provides standards intended to establish effective state regulation of the financial condition of insurance companies. FRASP requires states to adopt certain laws and regulations, institute required regulatory practices and procedures, and have adequate personnel to enforce such items in order to become accredited. In accordance with the National Association of Insurance Commissioners' Model Law on Examinations, accredited states are not permitted to accept certain financial examination reports of insurers prepared solely by the insurance regulatory agency in states not accredited by January 1, 1994. Although the State of New York is not accredited, no states where Radian Re and Radian Asset Assurance are licensed have refused to accept the New York Insurance Department's Reports on Examination for Radian Re and Radian Asset Assurance. However, there can be no assurance that, should the

New York Insurance Department remain unaccredited, other states that are accredited will continue to accept financial examination reports prepared solely by New York. The Company does not believe that the refusal by an accredited state to continue accepting financial examination reports prepared by New York, should that occur, will have a material adverse impact on its insurance businesses.

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

     The Company and all of its competitors have been sued in similar actions alleging violations of RESPA. The Company is contesting the action brought against it and believes its products and services comply with RESPA, as well as all other applicable laws and regulations. See "Item 3. Legal Proceedings" below for further details.

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

     Mortgage Insurance Cancellation. The Homeowners Protection Act of 1998 (the "Act") was signed into law on July 29, 1998. The Act imposes certain cancellation and termination requirements for borrower-paid private mortgage insurance and requires certain disclosures to borrowers regarding their rights under the law. The Act also requires certain disclosures for loans covered by lender-paid private mortgage insurance. Specifically, the Act provides that private mortgage insurance on most loans originated on or after July 29, 1999 may be canceled at the request of the borrower once the LTV reaches 80%, provided that certain conditions are satisfied. Private mortgage insurance must be canceled automatically once the LTV reaches 78% (or, if the loan is not current on that date, on the date that the loan becomes current). The Act establishes special rules for the termination of private mortgage insurance in connection with loans that are "high risk". The Act does not define "high risk" loans but leaves that determination to Fannie Mae and Freddie Mac for loans up to the conforming loan limit and to the mortgagee for any other loan. For "high risk" loans above the conforming loan limit, private mortgage insurance must be terminated on the date that the LTV is first scheduled to reach 77%. In no case, however, may private mortgage insurance be required beyond the midpoint of the amortization period of the loan if the mortgagor is current on the payments required by the terms of the mortgage. The Company feels that the Act will have an immaterial impact on the persistency of the Company's insured loans, on the Company's insured book of business, and on the Company's financial results.

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

     In January 1999, Fannie Mae announced a new program that allows for lower levels of required mortgage insurance coverage for low down payment 30-year fixed rate loans approved through its Desktop Underwriter automated underwriting system. The insurance levels are similar to those required prior to 1995. Fannie Mae will replace some of the coverage with a layer of investor mortgage insurance coverage provided by at least two mortgage insurers, one of which will be Mortgage Insurance. Fannie Mae also announced that it intends to purchase additional insurance for certain eligible "Flex 97" and investor loans, and Mortgage Insurance has been selected to provide this coverage on a pilot basis. The Company does not believe that these developments will adversely affect the demand for or the profitability of mortgage insurance in the near future.

     The office of Federal Housing Enterprise Oversight issued new risk based capital regulations for Fannie Mae and Freddie Mac, which take effect September 13, 2002. The most relevant provision to the Company is a distinction between AAA rated insurers and AA rated insurers. The new regulations would impose a credit haircut that the GSEs are given for exposure ceded to AAA insurers by 3.5% and to AA insurers by 8.75%. This would be phased in over a ten-year period commencing on the effective date of the regulation. The Company believes that this distinction will not have material effect on its business.

Indirect Regulation

     The Company is also indirectly, but significantly, impacted by regulations affecting originators and purchasers of mortgage loans, particularly Freddie Mac and Fannie Mae, and regulations affecting governmental insurers such as the FHA and VA. Private mortgage insurers, including Mortgage Insurance, are highly dependent upon federal housing legislation and other laws and regulations which affect the demand for private mortgage insurance and the housing market generally. For example, legislation which increases the number of persons eligible for FHA or VA mortgages could have a material adverse effect on the Company's ability to compete with the FHA or VA.

     The FHA single family loan limits were raised in the fall of 1998. These increased loan limits vary by geographic region from $109,032 to $197,620. The Company does not believe that demand for private mortgage insurance has been or will be materially adversely affected by this change.

     Proposals have been advanced which would allow Fannie Mae and Freddie Mac additional flexibility in determining the amount and nature of alternative recourse arrangements or other credit enhancements which they could utilize as substitutes for private mortgage insurance. The Company cannot predict if or when any of the foregoing legislation or proposals will be adopted, but if adopted and depending upon the nature and extent of revisions made, demand for private mortgage insurance may be adversely affected. There can be no assurance that other federal laws affecting such institutions and entities will not change, or that new legislation or regulations will not be adopted. In addition, Fannie Mae and Freddie Mac have entered into, and may in the future seek to enter into, alternative recourse arrangements or other enhancements based on their existing legislative authority.

     In the fall of 1998, Freddie Mac proposed to Congress an amendment to its charter that would have permitted it to substitute other forms of loss protection for private mortgage insurance. Although the proposed amendment was defeated, it is not clear what, if any, changes or new products may emerge; there is a possibility that any changes in this regard may materially affect the mortgage insurance industry.

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

Foreign Regulation

     The Company is also subject to certain regulation in various foreign countries primarily the United Kingdom and Bermuda as a result of its operation in those jurisdictions.

EMPLOYEES

     At December 31, 2001, the Company had 1,194 employees, of which approximately one-third were located at its Philadelphia headquarters facility, 111 are employees of Financial Guaranty and 90 are employees of RadianExpress. Approximately 600 employees are classified as contract underwriting employees and their employment level is commensurate with the level of production activity in the mortgage industry. The Company's employees are not unionized and management considers employee relations to be good.

                    Safe Harbor Statement under the Private
                    Securities Litigation Reform Act of 1995

     The statements contained herein that are not historical facts are forward-looking statements. Actual results may differ materially from those projected in the forward-looking statements. These forward-looking statements involve certain risks and uncertainties including, but not limited to: the possibility that interest rates may increase rather than remain stable or decrease; the possibility that housing demand may decrease for any number of reasons, some of which may be out of the control of the Company, including changes in interest rates, adverse economic conditions, or other reasons; the Company's market share may decrease as a result of changes in underwriting criteria by the Company or its competitors, or other reasons; performance of the financial markets generally, changes in the demand for and market acceptance of the Company's products; increased competition from government programs and the use of substitutes for mortgage insurance; changes in government regulation or tax laws that may affect one or more of the Company's businesses, changes in investor perceptions regarding the strength of financial guaranty providers and the guaranty offered by such providers, changes in investor concern regarding the credit quality of municipalities and corporations, including the need or desirability for financial guaranty insurance at all or as an alternative for other credit enhancement; and changes in general financial conditions. Investors are also directed to other risks discussed in documents filed by the Company with the Securities and Exchange Commission.

ITEM 2. PROPERTIES

     The Company leases approximately 81,000 square feet for its corporate headquarters in Philadelphia under leases that expire between 2003 and 2006. In addition, it leases space for its Regional, Service Center and on-site offices throughout the United States comprising approximately 36,000 square feet with leases expiring between 2002 and 2004, and space for RadianExpress in Ohio comprising approximately 25,000 square feet, with leases expiring in 2003. Financial Guaranty leases 121,093 square feet of space for its operations in New York with leases expiring in 2015. It also leases additional space for its Florida and UK operations. With respect to all facilities, the Company believes it will be able to obtain satisfactory lease renewal terms.

     The Company believes its existing properties are well utilized and are suitable and adequate for its present circumstances.

     The Company currently maintains four data centers and two hotsites to support its businesses. Over the next two years, the Company will be replacing its legacy systems that currently support accounting, claims, risk management, underwriting and other non-insurance operations. The Company's strategic direction for all new system development is to deploy 100% web based custom or off the shelf software on a Unix and Windows 2000 platform. PeopleSoft Financial Systems are currently installed and operational for Financial Guaranty and will be implemented through the Company during 2002 and 2003. In addition, the Company will be building a new data center in Dayton, Ohio, which is expected to be fully operational in 2002. Two separate fiber optic feeds will serve this data center. The center is cabled for two separate power grids and has sufficient diesel standby generator power to power the data center and personal work areas for critical staff. The home office in Philadelphia will become the hotsite for all operations. Over the next two years, the Company will migrate its operations from the current New York site to the data center in Ohio and the two existing hotsites to the Philadelphia hotsite. This will ensure 24/7/365 availability at the Dayton site and full business recovery capability at the Philadelphia data center.

ITEM 3. LEGAL PROCEEDINGS

     In December 2000, a complaint seeking class action status on behalf of a nationwide class of home mortgage borrowers was filed against the Company in the United States District Court for the Middle District of North Carolina (Greensboro Division). The complaint alleges that the Company violated Section 8 of the Real Estate Settlement Procedures Act ("RESPA") which generally prohibits the giving of any fee, kickback or thing of value pursuant to any agreement or understanding that real estate settlement services will be referred. The complaint asserts that the pricing of pool insurance, captive reinsurance, contract underwriting, performance notes and other, unidentified "structured transactions," should be interpreted as imputed kickbacks made in exchange for the referral of primary mortgage insurance business, which, according to the complaint, is a settlement service under RESPA. The complaint seeks injunctive relief and damages of three times the amount of any mortgage insurance premiums paid by persons who were referred to the Company pursuant to the alleged agreement or understanding. The plaintiffs in the lawsuit are represented by the same group of plaintiffs' lawyers who filed similar lawsuits against other providers of primary mortgage insurance in federal court in Georgia. The Georgia court dismissed those lawsuits for failure to state a claim. Three of those lawsuits were settled prior to appeal; two were appealed. The Court of Appeals has reversed the dismissal of one of the two appealed cases and has yet to decide the other. The Company responded to the complaint by filing a motion to dismiss, which was granted in part, denied in part. The plaintiffs have since filed an amended complaint to which the Company has again filed a motion to dismiss. Because this case is at a very early stage, it is not possible to evaluate the likelihood of an unfavorable outcome or to estimate the amount or range of potential loss. A similar action focusing on pool insurance was filed in February 2001 in the United States District Court for the Eastern District of Texas. The Company's motion to dismiss that case is pending.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of 2001 to a vote of holders of the Company's common stock.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Information with respect to this item is included on page 47 of the Company's 2001 Annual Report to Stockholders under the caption "Common Stock" and is hereby incorporated by reference.

ITEM 6. SELECTED FINANCIAL DATA

     The information set forth in the table on page 15 of the Company's 2001 Annual Report to Stockholders under the caption "Selected Financial and Statistical Data" is hereby incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information set forth on pages 39 through 46 in the Company's 2001 Annual Report to Stockholders under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" is hereby incorporated by reference.

ITEM 7A. QUANTITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The information set forth on page 46 in the Company's 2001 Annual Report to Stockholders under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Quantitative and Qualitative Disclosures about Market Risk" is hereby incorporated by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated statements of income, of changes in common stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001, and the related consolidated balance sheets of the Company as of December 31, 2001 and 2000, together with the related notes thereto, the report on management's responsibility and the independent auditors' report, as well as the unaudited quarterly financial data, all set forth on pages 16 through 38 of the Company's 2001 Annual Report to Stockholders, are hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information on the directors and executive officers of the Registrant is included in the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders under the captions, "ELECTION OF DIRECTORS", "EXECUTIVE OFFICERS OF THE COMPANY" and "Section 16(a) Beneficial Ownership Reporting Compliance", and is hereby incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     This information is included in the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders under the caption "COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS", and is hereby incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     This information is included in the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders under the caption "SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS", and is hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     This information is included in the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders under the caption "CERTAIN TRANSACTIONS", and is hereby incorporated by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1. Financial statements -- The financial statements listed in the accompanying Index to Consolidated Financial Statements and Financial Statement Schedules are incorporated by reference from the Company's 2001 Annual Report to Stockholders into Item 8 of Part II of this Form 10-K.

         2. Financial statement schedules -- The financial statement schedules listed in the accompanying Index to Consolidated Financial Statements and Financial Statement Schedules are filed as part of this Form 10-K.

         3. Exhibits -- The exhibits listed in the accompanying Index to Exhibits are filed as part of this Form 10-K.

     (b) Reports on Form 8-K.

     The Company has filed the following reports on Form 8-K since September 30, 2001:

     (i) On November 8, 2001, the Company filed a Current Report on Form 8-K reporting the Company's announcement on November 7, 2001 that it extended the expiration of its exchange offering for $250 million of its 7.75% Debentures due 2011, which were privately placed under Rule 144A, for $250 million of its 7.75% Debentures due 2011, that have been registered under the Securities Act of 1933, to 5:00 p.m. eastern standard time on November 26, 2001.

     (ii) On November 27, 2001, the Company filed a Current Report on Form 8-K reporting the Company's announcement on November 26, 2001, that its exchange offering for $250,000,000 of its 7.75% Debentures due 2011, which were privately placed under Rule 144A for $250,000,000 worth of 7.75% Debentures due 2011, that have been registered under the Securities Act of 1933 expired at 5:00 p.m. eastern standard time on November 26, 2001, $249,000,000 of its 7.75% Debentures due 2011,
          which were privately placed under Rule 144A were exchanged for a like amount of 7.75% Debentures due 2011, that have been registered under the Securities Act of 1933.

     (c) The response to Item 14(c) is contained in Item 14(a)(3) above.

     (d) The response to Item 14(d) is contained in pages F-1 through F-6 of this Form 10-K.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES
                             (ITEMS 14(a) 1 AND 2)

                                                                       PAGE
                                                              -----------------------
                                                                             2001
                                                                            ANNUAL
                                                               FORM       REPORT TO
                                                               10-K      STOCKHOLDERS
                                                              -------    ------------
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated balance sheets at December 31, 2001 and 2000...    --          16
Consolidated statements of income for each of the three
  years in the period ended December 31, 2001...............    --          17
Consolidated statements of changes in common stockholders'
  equity for each of the three years in the period ended
  December 31, 2001.........................................    --          18
Consolidated statements of cash flows for each of the three
  years in the period ended December 31, 2001...............    --          19
Notes to consolidated financial statements..................    --        20-37
Report on management's responsibility.......................    --          38
Independent auditors' report................................    --          38

FINANCIAL STATEMENT SCHEDULES
Independent auditors' report on financial statement
  schedules.................................................    F-1         --
Schedule I -- Summary of investments -- other than
  investments in related parties (December 31, 2001)........    F-2         --
Schedule III -- Condensed financial information of
  Registrant (December 31, 2001)............................  F-3-F-5       --
Schedule VI -- Reinsurance (December 31, 2001)..............    F-6         --

     All other schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements and notes thereto.

                               INDEX TO EXHIBITS
                                 (ITEM 14(a) 3)

EXHIBIT
NUMBER    EXHIBIT
-------   -------
   2.1    --   Agreement and Plan of Merger dated as of November 22, 1998 between Registrant and Amerin Corporation.(8)(Exhibit 2.1)
   2.2    --   Stock Purchase Agreement dated as of October 27, 2000 by and among Registrant, ExpressClose.com, Inc. and The Founding
               Stockholders of ExpressClose.com, Inc.(12)(Exhibit 2.2)
   2.3    --   Agreement and Plan of Merger dated as of November 13, 2000 by and among Registrant, GOLD Acquisition Corporation, and
               Enhance Financial Services Group Inc.(9)(Exhibit 2.1)
   2.4    --   Shareholder Support Agreement by and among Registrant and
               Daniel Gross, dated as of November 18, 2000.(9)(Exhibit 2.2)
   2.5    --   Shareholder Support Agreement by and among Registrant and
               Wallace O. Sellers, dated as of November 18,
               2000.(9)(Exhibit 2.3)
   2.6    --   Shareholder Support Agreement by and among Registrant and
               Allan R. Tessler, dated as of November 18, 2000.(9)(Exhibit
               2.4)
  *3.1    --   Second Amended and Restated Certificate of Incorporation of
               the Registrant.
  *3.2    --   Amendment to Second Amended and Restated Certificate of
               Incorporation of the Registrant filed with the Secretary of the State of Delaware on June 14, 2001.
   3.3    --   Amended and restated by-laws of the Registrant.(8)(Exhibit
               3.2)
   4.1    --   Specimen certificate for Common Stock.(4)(Exhibit 4.1)
  *4.2    --   Certificate of Designations relating to $4.125 Preferred
               Stock of the Company
   4.3    --   Specimen certificate for $4.125 Preferred Stock of the
               Company.(1)(Exhibit 4.3)
  *4.4    --   Standstill and Voting Agreement dated October 27, 1992
               between the Company and Reliance Group Holdings, Inc.
   4.5    --   Amended and Restated Shareholders Rights Agreement.(8)
               (Exhibit 4.4)
   4.6    --   Indenture dated May 29, 2001 between Registrant and First
               Union National Bank, as Trustee.(10)(Exhibit 4.1)
   4.7    --   Form of 7.75% Debentures Due 2011. (included within Exhibit
               4.6)
   4.8    --   Form of Indenture dated as of February   , 1993 between
               Enhance Financial Services Group Inc. and Chase, as
               Trustee.(11)(Exhibit 4.1)
   4.9    --   Form of Enhance Financial Services Group Inc. Debentures Due
               2003.(11)(Exhibit 4.3.3)
  *4.10   --   Indenture dated January 11, 2002 between Registrant and
               First Union National Bank, as Trustee.
  *4.11   --   Form of 2.25% Senior Convertible Debentures Due 2012.
               (included within Exhibit 4.10)
 *10.1    --   Tax Indemnification Agreement dated October 28, 1992 among the Company, Commonwealth Land Title Insurance Company,
               Reliance Insurance Company and Reliance Group Holdings, Inc.
  10.2    --   Tax Allocation Agreement dated as of April 1, 1992, among
               Reliance Insurance Company and certain of its subsidiaries, including Commonwealth Mortgage Assurance Company.(1)
               (Exhibit 10.4)
 *10.3    --   Form of Change of Control Agreement dated January 25, 1995, between the Company and each of Frank P. Filipps, Paul F.
               Fischer and C. Robert Quint.(6)
  10.4    --   Change of Control Agreement dated October 30, 1997, between the Company and Howard S. Yaruss.(2)(6)(Exhibit 10.7)
  10.5    --   Change of Control Agreement dated February 6, 1998, between the Company and Scott Stevens.(3)(6)(Exhibit 10.5)

EXHIBIT
NUMBER    EXHIBIT
-------   -------
  10.6    --   Change of Control Agreement dated March 12, 1999, between
               the Company and Roy J. Kasmar.(6)(8)(10.40)
  10.7    --   Change of Control Agreement dated July 19, 2000, between the
               Company and Bruce Van Fleet.(6)(12)(Exhibit 10.8)
  10.8    --   Employment Agreement dated March 12, 1999, between the
               Company and Roy J. Kasmar.(6)(8)(10.39)
 *10.9    --   Radian Group Inc. Pension Plan.(6)
 *10.10   --   Radian Group Inc. Savings Incentive Plan, as amended and
               restated through January 1, 1997.(6)
 *10.11   --   Radian Group Inc. 1992 Stock Option Plan, as amended.
  10.12   --   Radian Group Inc. Amended and restated Equity Compensation
               Plan.(3)(6)(Exhibit 10.9)
  10.13   --   Radian Deferred Compensation Plan(6)(4)(Exhibit 10.13)
  10.14   --   Purchase Agreement dated October 29, 1992 between the
               Company and Commonwealth Land Title Insurance Company
               regarding $4.125 Preferred Stock.(10)(Exhibit 10.10)
  10.15   --   Registration Rights Agreement dated October 27, 1992 between the Company and Commonwealth Land Title Insurance
               Company.(10)(Exhibit 10.11)
  10.16   --   Form of Commonwealth Mortgage Assurance Company Master
               Policy.(1)(Exhibit 10.16)
  10.17   --   Risk-to-Capital Ratio Maintenance Agreement between the
               Company and Commonwealth Mortgage Assurance Company
               regarding matters relating to Moody's financial strength
               rating as amended through October 22, 1993.(10)(Exhibit
               10.13)
  10.18   --   Reserve Account Agreement dated August 14, 1992, between the
               Company and Commonwealth Mortgage Assurance Company
               regarding $4.125 Preferred Stock.(1) (Exhibit 10.18)
  10.19   --   First Layer Binder of Reinsurance, effective March 1, 1992, among Commonwealth Mortgage Assurance Company, Commonwealth
               Mortgage Assurance Company of Arizona, and AXA Reinsurance
               SA.(1)(Exhibit 10.19)
  10.20   --   Capital Mortgage Reinsurance Company Variable Quota Share
               Reinsurance Agreement, effective January 1, 1994, between
               Commonwealth Mortgage Assurance Company and its affiliates and Capital Mortgage Reinsurance Company.(10)(Exhibit 10.16)
  10.21   --   Capital Reinsurance Company Reinsurance Agreement, effective
               January 1, 1994, between Commonwealth Mortgage Assurance
               Company and Capital Reinsurance Company.(10) (Exhibit 10.17)
  10.22   --   Capital Mortgage Reinsurance Company Variable Quota Share
               Reinsurance Agreement, effective January 1, 1995, between
               Commonwealth Mortgage Assurance Company and its affiliates and Capital Mortgage Reinsurance Company.(10)(Exhibit 10.18)
  10.23   --   Capital Mortgage Reinsurance Company Variable Quota Share
               Reinsurance Agreement, effective January 1, 1996, between
               Commonwealth Mortgage Assurance Company and its affiliates and Capital Mortgage Reinsurance Company.(10)(Exhibit 10.19)
  10.24   --   Capital Mortgage Reinsurance Company Variable Quota Share
               Reinsurance Agreement, effective January 1, 1997, between
               Commonwealth Mortgage Assurance Company and its affiliates and Capital Mortgage Reinsurance Company.(10)(Exhibit 10.20)
  10.25   --   Amended form of Commonwealth Mortgage Assurance Company
               Master Policy, effective June 1, 1995.(10)(Exhibit 10.21)
  10.26   --   Radian Group Inc. 1997 Employee Stock Purchase Plan.(5)
  10.27   --   Amended and Restated Amerin Corporation 1992 Long-Term
               Incentive Plan.(6)(7) (Exhibit 10.2)

EXHIBIT
NUMBER    EXHIBIT
-------   -------
 *10.28   --   Credit Agreement dated as of February 8, 2002, between the
               Registrant and First Union National Bank, as Lender.
 *10.29   --   Credit Agreement, dated as of February 27, 2001, between
               Deutsche Bank AG and Asset Guaranty Insurance Company (now
               know as Radian Asset Assurance Inc.)
 *10.30   --   Credit Agreement, dated as of November 7, 2001, among
               Enhance Reinsurance Company (now known as Radian Reinsurance
               Inc.), Banks from time to time party thereto and Deutsche
               Bank AG, New York Branch, as Agent.
  10.31   --   1987 Long Term Incentive Plan for Key Employees of Enhance
               Financial Services Group Inc.(13)(Exhibit 10.2.1)
  10.32   --   1997 Long Term Incentive Plan for Key Employees of Enhance
               Financial Services Group Inc., as amended and restated as of
               June 3, 1999.(6)(14)(Exhibit 10.2.2)
  10.33   --   Enhance Reinsurance Company Supplemental Pension
               Plan.(6)(15)(Exhibit 10.4)
  10.34   --   Non-Employee-Director Stock Option Plan of Enhance Financial
               Services Group Inc., as amended.(16)(Annex A)
 *10.35   --   Form of Second Amended and Restated Change-In-Control
               Protection Agreement dated November 15, 1999 between Enhance
               Financial Services Group Inc. and Martin Kamarck, amended
               and restated as of March 23, 2000.
 *13      --   Portions of Registrant's Annual Report to Shareholders for
               the fiscal year ended December 31, 2001 (which, except for those portions thereof expressly incorporated herein by
               reference, is furnished for the information of the
               Commission and is not deemed "filed" as part of this
               report.)
 *21      --   Revised Subsidiaries of the Company.
 *23      --   Consent of Deloitte & Touche LLP.

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

 (4) Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

 (5) Incorporated by reference filed in the Registrant's Registration Statement on Form S-8 filed November 20, 1997 (File No. 333-40623).

 (6) Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.

 (7) Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit in Amerin Corporation's Registration Statement on Form S-1 (File No. 33-97514).

 (8) Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit in the Registrant's Registration Statement on Form S-4 filed May 6, 1999 (File No. 333-77957).

 (9) Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit in the Registrant's Registration Statement on Form S-4 filed December 27, 2000 (File No. 333-52762).

(10) Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit in the Registrant's Registration Statement on Form S-4 filed July 19, 2001, and any amendment thereto (File No. 333-65440).

(11) Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit in Enhance Financial Services Group Inc.'s Registration Statement on Form S-1 filed December 18, 1992, and any amendment thereto (File no. 33-55958).

(12) Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

(13) Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit in the Annual Report on Form 10-K for the year ended December 31, 1996 of Enhance Financial Services Group Inc.

(14) Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit in the Quarterly Report on Form 10-Q for the period ended June 30, 1999, of Enhance Financial Services Group Inc.

(15) Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit to Enhance Financial Services Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999.

(16) Incorporated by reference to the annex identified in parentheses, filed as an annex to Enhance Financial Services Group Inc.'s Schedule 14A filed with the Securities and Exchange Commission on May 5, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2002.

                                          Radian Group Inc.

                                          By:     /s/ FRANK P. FILIPPS
                                            ------------------------------------
                                            Frank P. Filipps
                                            Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 29, 2002 by the following persons on behalf of the registrant and in the capacities indicated.

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

                   /s/ ROY J. KASMAR                      President, Chief Operating Officer and
--------------------------------------------------------  Director
                     Roy J. Kasmar

                  /s/ C. ROBERT QUINT                     Executive Vice President, Chief Financial
--------------------------------------------------------  Officer
                    C. Robert Quint

                  /s/ HOWARD S. YARUSS                    Executive Vice President, Secretary &
--------------------------------------------------------  General Counsel
                    Howard S. Yaruss

                  /s/ JOHN J. CALAMARI                    Vice President, Corporate Controller
--------------------------------------------------------
                    John J. Calamari

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

                 /s/ ROBERT W. RICHARDS                   Director
--------------------------------------------------------
                   Robert W. Richards

                /s/ ANTHONY W. SCHWEIGER                  Director
--------------------------------------------------------
                  Anthony W. Schweiger

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Radian Group Inc.
Philadelphia, Pennsylvania

     We have audited the consolidated financial statements of Radian Group Inc., (the "Company") as of December 31, 2001 and 2000, and for each of the three years in the period ended December 31, 2001, and have issued our report thereon dated March 15, 2002; such consolidated financial statements and reports are included in your 2001 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedules of Radian Group Inc., listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania
March 15, 2002

                               RADIAN GROUP INC.

                                   SCHEDULE I
      SUMMARY OF INVESTMENTS -- OTHER THAN INVESTMENTS IN RELATED PARTIES
                               DECEMBER 31, 2001

                                                                                       AMOUNT
                                                                                      AT WHICH
                                                                                      SHOWN ON
                                                         AMORTIZED        FAIR       THE BALANCE
TYPE OF INVESTMENT                                          COST         VALUE          SHEET
------------------                                       ----------    ----------    -----------
                                                                     (IN THOUSANDS)
Fixed Maturities:
     Bonds:
          U. S. government and government agencies and
            authorities................................  $  221,629    $  220,880    $  221,018
          State and municipal obligations..............   2,385,118     2,408,691     2,388,789
          Corporate obligations........................     231,893       247,648       247,648
          Asset-backed securities......................      40,552        40,586        40,586
          Private placements...........................      89,090        84,544        84,544
          Foreign governments..........................       1,464         1,453         1,453
     Redeemable preferred stocks.......................      25,382        25,360        25,360
                                                         ----------    ----------    ----------
Total fixed maturities.................................   2,995,128     3,029,162     3,009,398
Trading securities.....................................      22,559        21,659        21,659
Equity securities......................................     116,978       120,320       120,320
Short-term investments.................................     210,788       210,788       210,788
Other invested assets..................................       7,310         7,310         7,310
                                                         ----------    ----------    ----------
Total investments other than investments in related
  parties..............................................  $3,352,763    $3,389,239    $3,369,475
                                                         ==========    ==========    ==========

                               RADIAN GROUP INC.

         SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            CONDENSED BALANCE SHEETS
                              PARENT COMPANY ONLY

                                                                      DECEMBER 31
                                                              ----------------------------
                                                                  2001            2000
                                                              ------------    ------------
                                                              (IN THOUSANDS, EXCEPT SHARE
                                                                 AND PER-SHARE AMOUNTS)
Assets
Investments
     Fixed maturities held to maturity -- at amortized cost
      (fair value $10,104 and $10,160)......................   $    9,838      $    9,808
     Fixed maturities available for sale -- at fair value
      (amortized cost $391).................................           --             407
     Short-term investments.................................       12,908           4,724
Cash........................................................        1,236              21
Investment in subsidiaries, at equity in net assets.........    2,573,202       1,401,026
Federal income taxes........................................        1,356              --
Debt issuance costs.........................................        2,040              --
Due from affiliates, net....................................        6,596              --
Other assets................................................          766             427
                                                               ----------      ----------
                                                               $2,607,942      $1,416,413
                                                               ==========      ==========
Liabilities and Stockholders' Equity
Accounts payable -- affiliates..............................   $       --      $    2,183
Accounts payable -- other...................................        3,241           1,742
Notes payable...............................................        5,936           6,684
Federal income taxes........................................           --           3,194
Accrued interest payable....................................        2,948
Long-term debt..............................................      249,076              --
Other liabilities...........................................          413             413
                                                               ----------      ----------
                                                                  261,614          14,216
                                                               ----------      ----------
Redeemable preferred stock, par value $.001 per share;
  800,000 shares issued and outstanding -- at redemption
  value.....................................................       40,000          40,000
                                                               ----------      ----------
Common stockholders' equity
     Common stock, par value $.001 per share; 200,000,000
      shares authorized; 94,170,300 and 37,945,483 shares
      issued in 2001 and 2000, respectively.................           94              38
     Treasury stock; 188,092 and 37,706 shares in 2001 and
      2000, respectively....................................       (7,874)         (2,159)
     Additional paid-in capital.............................    1,210,088         549,154
     Retained earnings......................................    1,093,580         789,831
     Accumulated other comprehensive income.................       10,440          25,333
                                                               ----------      ----------
                                                                2,306,328       1,362,197
                                                               ----------      ----------
                                                               $2,607,942      $1,416,413
                                                               ==========      ==========

                               RADIAN GROUP INC.

         SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         CONDENSED STATEMENTS OF INCOME
                              PARENT COMPANY ONLY

                                                                  YEAR ENDED DECEMBER 31
                                                             --------------------------------
                                                               2001        2000        1999
                                                             --------    --------    --------
                                                                      (IN THOUSANDS)
Revenues
     Dividends received from subsidiaries..................  $ 25,000    $  6,000    $     --
     Net investment income.................................     1,276          83         200
     Gain on sales of investments, net.....................       461          --          --
                                                             --------    --------    --------
                                                               26,737       6,083         200
                                                             --------    --------    --------
Expenses
     Interest expense......................................    10,978          --          --
     Operating expenses....................................    10,572       6,455       2,241
     Merger expenses.......................................        --          --      12,812
                                                             --------    --------    --------
                                                               21,550       6,455      15,053
                                                             --------    --------    --------
Income (loss) before income taxes and equity in
  undistributed income of subsidiaries.....................     5,187        (372)    (14,853)
Income tax benefit (expense)...............................     9,283      (1,851)      2,407
                                                             --------    --------    --------
Income before equity in undistributed income of
  subsidiaries.............................................    14,470      (2,223)    (12,446)
Equity in undistributed net income of subsidiaries.........   345,949     251,161     160,584
                                                             --------    --------    --------
Net income.................................................  $360,419    $248,938    $148,138
                                                             ========    ========    ========

                               RADIAN GROUP INC.

         SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       CONDENSED STATEMENTS OF CASH FLOWS
                              PARENT COMPANY ONLY

                                                                YEAR ENDED DECEMBER 31
                                                          -----------------------------------
                                                            2001         2000         1999
                                                          ---------    ---------    ---------
                                                                    (IN THOUSANDS)
Cash flows from operating activities:
     Net income.........................................  $ 360,419    $ 248,938    $ 148,138
     Adjustments to reconcile net income to net cash
       provided by operating activities
          Equity in undistributed net income of
            subsidiaries................................   (345,949)    (251,161)    (160,584)
          (Decrease) increase in federal income taxes...     (4,550)       3,462        3,645
          (Decrease) increase in notes payable..........       (748)       3,197        1,444
          Net change in other assets, accounts payable
            and other liabilities.......................      3,472        2,110        1,589
                                                          ---------    ---------    ---------
Net cash provided by (used in) operating activities.....     12,644        6,546       (5,768)
                                                          ---------    ---------    ---------
Cash flows from investing activities:
     Sales of fixed maturity investments available for
       sale.............................................        407           --           --
     Purchases of short-term investments -- net.........     (8,184)      (4,019)        (530)
     Other..............................................        (30)         (27)         (16)
                                                          ---------    ---------    ---------
Net cash used in investing activities...................     (7,807)      (4,046)        (546)
                                                          ---------    ---------    ---------
Cash flows from financing activities:
     Dividends paid.....................................    (10,052)      (7,791)      (6,860)
     Capital contributions..............................   (260,819)     (11,067)      (2,593)
     Purchase of treasury stock.........................     (5,715)      (2,159)          --
     Issuance of long-term debt.........................    247,036           --           --
     Proceeds from issuance of common stock.............     25,928       18,432       13,488
                                                          ---------    ---------    ---------
Net cash (used in) provided by financing activities.....     (3,622)      (2,585)       4,035
                                                          ---------    ---------    ---------
Increase (decrease) in cash.............................      1,215          (85)      (2,279)
Cash, beginning of year.................................         21          106        2,385
                                                          ---------    ---------    ---------
Cash, end of year.......................................  $   1,236    $      21    $     106
                                                          =========    =========    =========

                               RADIAN GROUP INC.

                           SCHEDULE VI -- REINSURANCE
                       MORTGAGE INSURANCE PREMIUMS EARNED
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                ASSUMED                 PERCENTAGE
                                                  CEDED TO       FROM                   OF AMOUNT
                                       GROSS        OTHER        OTHER        NET        ASSUMED
                                       AMOUNT     COMPANIES    COMPANIES     AMOUNT       TO NET
                                      --------    ---------    ---------    --------    ----------
                                                             (IN THOUSANDS)
2001................................  $699,085     $60,774      $77,569     $715,880      10.84%
                                      ========     =======      =======     ========      =====
2000................................  $570,425     $49,634      $    80     $520,871       0.02%
                                      ========     =======      =======     ========      =====
1999................................  $517,364     $44,816      $    87     $472,635       0.02%
                                      ========     =======      =======     ========      =====

           This document has been printed entirely on recycled paper.