Form 10-Q
period 2002-03-31
RADIAN GROUP INC
filed 2002-05-15
CIK 890926

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

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

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes        No
    -----     -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 94,663,101 shares of Common Stock, $0.001 par value, outstanding on May 8, 2002.

RADIAN GROUP INC. AND SUBSIDIARIES

INDEX

                                                                                           PAGE NUMBER

PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements
              Condensed Consolidated Balance Sheets ....................................     3
              Condensed Consolidated Statements of Income ..............................     4
              Condensed Consolidated Statement of Changes in Common Stockholders' Equity     5
              Condensed Consolidated Statements of Cash Flows ..........................     6
              Notes to Unaudited Condensed Consolidated Financial Statements ...........     7 - 10
     Item 2.  Management's Discussion and Analysis of Financial Condition and
                Results of Operations ..................................................     11 - 17
     Item 3.  Quantitative and Qualitative Disclosures about Market Risk ...............     17

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings .........................................................     18
     Item 2. Changes in Securities .....................................................     18
     Item 6. Exhibits and Reports on Form 8-K ..........................................     18

SIGNATURES .............................................................................     19

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RADIAN GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                              March 31      December 31
                                                                                                  2002             2001
                                                                                           -----------      -----------
(In thousands, except share amounts)
Assets
    Investments

        Fixed maturities held to maturity - at amortized cost (fair value $446,232
            and $461,962)                                                                  $   428,285      $   442,198
        Fixed maturities available for sale - at fair value (amortized cost $2,914,496
            and $2,552,930)                                                                  2,910,444        2,567,200
        Trading securities - at fair value (cost $36,994 and $22,599)                           32,777           21,659
        Equity securities - at fair value (cost $156,256 and $116,978)                         162,787          120,320
        Short-term investments                                                                 125,963          210,788
        Other invested assets                                                                    9,103            7,310
                                                                                           -----------      -----------
            Total Investments                                                                3,669,359        3,369,475
                                                                                           -----------      -----------

    Cash                                                                                        69,128           60,159
    Investment in affiliates                                                                   203,197          177,465
    Deferred policy acquisition costs                                                          157,924          151,037
    Prepaid federal income taxes                                                               326,514          326,514
    Provisional losses recoverable                                                              46,069           47,229
    Other assets                                                                               360,565          306,747
                                                                                           -----------      -----------
                                                                                           $ 4,832,756      $ 4,438,626
                                                                                           ===========      ===========
Liabilities and Stockholders' Equity

    Unearned premiums                                                                      $   528,041      $   513,932
    Reserve for losses                                                                         593,685          588,643
    Long-term debt                                                                             544,093          324,076
    Deferred federal income taxes                                                              457,576          432,098
    Accounts payable and accrued expenses                                                      258,578          233,549
                                                                                           -----------      -----------
                                                                                             2,381,973        2,092,298
                                                                                           -----------      -----------

    Redeemable preferred stock, par value $.001 per share; 800,000 shares issued
        and outstanding - at redemption value                                                   40,000           40,000
                                                                                           -----------      -----------

Common stockholders' equity

    Common stock, par value $.001 per share; 200,000,000 shares authorized;
        94,635,489 and  94,170,300 shares issued in 2002 and 2001, respectively                     95               94
    Treasury stock; 188,092 shares in 2002 and 2001                                             (7,874)          (7,874)
    Additional paid-in capital                                                               1,223,403        1,210,088
    Retained earnings                                                                        1,194,803        1,093,580
    Accumulated other comprehensive income                                                         356           10,440
                                                                                           -----------      -----------
                                                                                             2,410,783        2,306,328
                                                                                           -----------      -----------
                                                                                           $ 4,832,756      $ 4,438,626
                                                                                           ===========      ===========

       See notes to unaudited condensed consolidated financial statements.

RADIAN GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                               Quarter Ended
                                                                  March 31
                                                             2002           2001
                                                          ---------      ---------
(In thousands, except per-share amounts)
Revenues:
   Premiums written:
       Direct                                             $ 202,864      $ 164,407
       Assumed                                               35,402          7,722
       Ceded                                                (13,628)       (11,880)
                                                          ---------      ---------

   Net premiums written                                     224,638        160,249
   Increase in unearned premiums                            (15,449)        (4,486)
                                                          ---------      ---------

   Premiums earned                                          209,189        155,763
   Net investment income                                     42,753         28,020
   Equity in net income of affiliates                        18,620         12,044
   Other income                                              11,282          6,292
                                                          ---------      ---------
                                                            281,844        202,119
                                                          ---------      ---------
Expenses:
   Provision for losses                                      57,427         49,272
   Policy acquisition costs                                  23,447         17,041
   Other operating expenses                                  44,745         23,958
   Interest expense                                           7,154          1,401
                                                          ---------      ---------
                                                            132,773         91,672
                                                          ---------      ---------
Gains and losses:
   Net gains on sales of investments                            621          3,424
   Change in fair value of derivative instruments            (3,242)        (1,601)
                                                          ---------      ---------
                                                             (2,621)         1,823
                                                          ---------      ---------

Pretax income                                               146,450        112,270
Provision for income taxes                                   42,517         32,113
                                                          ---------      ---------

Net income                                                  103,933         80,157
Dividends to preferred stockholder                              825            825
                                                          ---------      ---------

Net income available to common stockholders               $ 103,108      $  79,332
                                                          =========      =========

Basic net income per share                                $    1.09      $    0.97
                                                          =========      =========

Diluted net income per share                              $    1.08      $    0.96
                                                          =========      =========

Average number of common shares outstanding - basic          94,224         81,676
                                                          =========      =========

Average number of common and common equivalent shares
   outstanding - diluted                                     95,881         83,038
                                                          =========      =========


       See notes to unaudited condensed consolidated financial statements.

RADIAN GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY (UNAUDITED)

                                                                                               Accumulated Other
                                                                                                 Comprehensive
                                                                                                 Income (Loss)
                                                                                           -------------------------
                                                                                           Foreign        Unrealized
                                                                Additional                 Currency       Holding
                                           Common   Treasury    Paid-in      Retained      Translation    Gains
                                           Stock    Stock       Capital      Earnings      Adjustment     (Losses)      Total
                                           ------   --------    ----------   ----------    -----------    ----------    ----------
(In thousands)
Balance, January 1, 2002                   $   94   $ (7,874)   $1,210,088   $1,093,580    $      (586)   $   11,026    $2,306,328
Comprehensive income:
  Net income                                   --         --            --      103,933             --            --       103,933
  Unrealized foreign currency
    translation adjustment, net of tax
      benefit of $24                           --         --            --           --            (42)           --           (42)
  Unrealized holding losses arising
    during period, net of tax benefit
      of $5,624                                --         --            --           --             --       (10,445)
  Less: Reclassification adjustment
    for net gains included in net
     income, net of tax of $217                --         --            --           --             --           403
                                                                                                          ----------
Net unrealized loss on investments,
    net of tax benefit of $5,407               --         --            --           --             --       (10,042)      (10,042)
                                                                                                                        ----------
Comprehensive income                                                                                                        93,849
Issuance of common stock under
  incentive  plans                              1         --        13,315           --             --            --        13,316
Dividends                                      --         --            --       (2,710)            --            --        (2,710)
                                           ------   --------    ----------   ----------    -----------    ----------    ----------

Balance, March 31, 2002                    $   95   $ (7,874)   $1,223,403   $1,194,803    $      (628)   $      984    $2,410,783
                                           ======   ========    ==========   ==========    ===========    ==========    ==========




       See notes to unaudited condensed consolidated financial statements.

RADIAN GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                        Quarter Ended
                                                                           March 31
                                                                      2002           2001
                                                                   ---------      ---------
(in thousands)
Cash flows from operating activities                               $ 120,623      $ 113,783
                                                                   ---------      ---------

Cash flows from investing activities:
  Proceeds from sales of fixed maturity investments available
    for sale                                                         238,887        160,430
  Proceeds from sales of equity securities available for sale        120,098          2,084
  Proceeds from redemptions of fixed maturity investments
    available for sale                                                50,833          6,010
  Proceeds from redemptions of fixed maturity investments
    held to maturity                                                  14,854          1,355
  Purchases of fixed maturity investments available for sale        (667,094)      (286,992)
  Purchases of equity securities available for sale                 (159,174)        (2,733)
  Sales of short-term investments, net                                84,853         17,148
  (Purchases) sales of property and equipment, net                   (16,373)            88
  Purchases of other invested assets                                  (1,836)          (259)
  Acquisitions, net of cash acquired                                      --          6,788
  Investment in affiliates                                           (20,000)        (5,000)
  Distributions from affiliates                                       12,595          5,100
  Other                                                                4,144           (354)
                                                                   ---------      ---------

Net cash used in investing activities                               (338,213)       (96,335)
                                                                   ---------      ---------

Cash flows from financing activities:
  Proceeds from issuance of common stock under incentive plans        13,316          3,319
  Acquisition costs                                                       --         (6,997)
  Issuance of long-term debt                                         215,953             --
  Dividends paid                                                      (2,710)        (1,963)
                                                                   ---------      ---------

Net cash provided by (used in) financing activities                  226,559         (5,641)
                                                                   ---------      ---------

Increase in cash                                                       8,969         11,807
Cash, beginning of period                                             60,159          2,424
                                                                   ---------      ---------

Cash, end of period                                                $  69,128      $  14,231
                                                                   =========      =========

Supplemental disclosures of cash flow information:

Income taxes paid                                                  $   6,513      $   6,164
                                                                   =========      =========
Interest paid                                                      $   2,708      $   2,625
                                                                   =========      =========


       See notes to unaudited condensed consolidated financial statements.

                       RADIAN GROUP INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. CONSOLIDATED FINANCIAL STATEMENTS - BASIS OF PRESENTATION

         The consolidated financial statements included herein, include the accounts of Radian Group Inc. (the "Company") and its subsidiaries, including its principal mortgage guaranty subsidiaries, Radian Guaranty Inc. ("Radian") and Amerin Guaranty Corporation ("Amerin") (together referred to as "Mortgage Insurance") and its principal financial guaranty operating subsidiaries, Radian Reinsurance Inc. ("Radian Re") and Radian Asset Assurance Inc. ("Radian Asset Assurance"). The Company also has a partial equity interest in two active credit-based asset businesses, Credit-Based Asset Servicing and Securitization LLC ("C-BASS") and Sherman Financial Group LLC ("Sherman"). These statements are presented on the basis of accounting principles generally accepted in the United States of America ("GAAP"). The Company has condensed or omitted certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP pursuant to such rules and regulations.

         The financial information for the interim periods is unaudited; however, such information reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or for any other period.

         The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

         Basic net income per share is based on the weighted average number of common shares outstanding, while diluted net income per share is based on the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of stock options. Preferred stock dividends are deducted from net income in the net income per share computation.

         Certain prior period balances have been reclassified to conform to the current period presentation.

2 - ACQUISITION OF ENHANCE FINANCIAL

         On February 28, 2001, the Company acquired the financial guaranty and other businesses of Enhance Financial Services Group Inc. ("Financial Guaranty"), a New York based insurance holding company that primarily insures and reinsures credit-based risks, at a purchase price of approximately $581.5 million. The 2001 results include the results of Financial Guaranty's operations for the period from the date of the acquisition.

         The following unaudited pro forma information presents a summary of the consolidated operating results of the Company for the three month period ended March 31, 2001, as if the acquisition of Financial Guaranty had occurred on January 1, 2001 (in thousands, except per-share information):

                                                      March 31, 2001
                                                      --------------

    Total revenues                                         $ 206,124
    Net loss                                                 (15,115)
    Net loss per share-basic                               $   (0.19)
    Net loss per share-diluted                             $   (0.19)

3 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, on January 1, 2001. Transactions that the Company has entered into that are accounted for under SFAS No. 133, as amended, include convertible debt securities, credit default swaps and certain financial guaranty contracts that are considered credit default swaps. Credit default swaps and certain financial guaranty contracts that are accounted for under SFAS No. 133 are part of the Company's overall business strategy of offering financial guaranty protection to its customers. Currently, none of the derivatives qualify as hedges under SFAS No. 133.

         At March 31, 2002, the fair value of the Company's derivative instruments, classified as trading securities, was $32.8 million, as compared to an amortized value of $37.0 million, and the Company recognized $1.5 million, net of tax, of loss on changes in the fair value of derivative instruments in the consolidated statements of income for 2002. The notional value of the Company's credit default swaps and certain other financial guaranty contracts accounted for under SFAS No. 133 was $3.5 billion at March 31, 2002 and the Company recognized $0.6 million, net of tax, of loss on these instruments.

         The application of SFAS 133, as amended, could result in volatility from period to period in gains and losses as reported on the Company's consolidated statements of income. The Company is unable to predict the effect this volatility may have on its financial position or results of operations.

4 - SEGMENT REPORTING

         The Company has three reportable segments: mortgage insurance, mortgage services, and financial guaranty. The mortgage insurance segment provides private mortgage insurance and risk management services to mortgage lending institutions located throughout the United States. Private mortgage insurance primarily protects lenders from default-related losses on residential first mortgage loans made to homebuyers who make downpayments of less than 20% of the purchase price and facilitates the sale of these mortgages in the secondary market. The mortgage services segment deals primarily with credit-based servicing and securitization of assets in underserved markets, in particular, the purchase and servicing of and securitization of special assets, including sub-performing/non-performing mortgages, seller financed residential mortgages and delinquent consumer assets. In addition, mortgage services includes the results of RadianExpress.com ("RadianExpress"), an internet-based settlement company that provides real estate information products and services to the first and second lien mortgage industry. The financial guaranty segment provides credit-related insurance coverage to meet the needs of customers in a wide variety of domestic and international markets. The Company's insurance businesses within this segment include the assumption of reinsurance from the monoline financial guaranty insurers for both municipal bonds and structured finance obligations. The Company also provides direct financial guaranty insurance for municipal bonds, structured finance, trade credit reinsurance and excess Securities Investor Protection Corporation ("SIPC") insurance. The Company's reportable segments are strategic business units, which are managed separately, as each business requires different marketing and sales expertise. Certain corporate expenses have been allocated to the segments. Prior period information has been restated to conform with the current year segment definitions.

         In the mortgage insurance segment, the highest state concentration of risk is California. At March 31, 2002, California accounted for 16.8% of Mortgage Insurance's total direct primary insurance in force and 11.3% of Mortgage Insurance's total direct pool insurance in force. California accounted for 20.0% of Mortgage Insurance's direct primary new insurance written in the first quarter 2002. The largest single customer of Mortgage Insurance (including branches and affiliates of such customer) measured by new insurance written, accounted for 28.5% of new insurance written during the first quarter of 2002 compared to 12.6% for full year 2001 and 11.2% for full year 2000. The amount reported in 2002 includes a large structured transaction for one customer comprised of prime mortgage loans originated throughout the United States.

         In the financial guaranty segment, the Company derives a substantial portion of its premiums written from a small number of primary insurers. In the first quarter of 2002, 29.3% of gross written premiums were derived from two primary insurers. Four primary insurers were responsible for 36.9% of gross written premiums. This customer concentration results from the small number of primary insurance companies licensed to write financial guaranty insurance.

         The Company evaluates performance based on net income. Summarized financial information concerning the Company's operating segments as of and for the year-to-date periods indicated, is presented in the following tables:

                                                                 March 31, 2002
                                          ------------------------------------------------------------
   (in thousands)                         Mortgage         Mortgage       Financial
                                          Insurance        Services       Guaranty        Consolidated
                                          ------------------------------------------------------------
   Net premiums written                   $   162,062                     $    62,576      $   224,638
                                          ============================================================
   Net premiums earned                    $   169,039                     $    40,150      $   209,189
   Net investment income                       25,851      $      43           16,859           42,753
   Equity in net income of affiliates              --         18,504              116           18,620
   Other income                                 4,017          6,696              569           11,282
                                          ------------------------------------------------------------
     Total revenues                           198,907         25,243           57,694          281,844

   Provision for losses                        45,098                          12,329           57,427
   Policy acquisition costs                    15,572                           7,875           23,447
   Other operating expenses                    28,806          7,238            8,701           44,745
   Interest expense                             4,042            508            2,604            7,154
                                          ------------------------------------------------------------
     Total expenses                            93,518          7,746           31,509          132,773

   Net gains (losses)                            (315)           (68)          (2,238)          (2,621)
                                          ------------------------------------------------------------
   Pretax income                              105,074         17,429           23,947          146,450
   Income tax provision                        28,948          6,971            6,598           42,517
                                          ------------------------------------------------------------
   Net income                             $    76,126      $  10,458      $    17,349      $   103,933
                                          ============================================================

   Total assets                           $ 2,990,738      $ 199,882      $ 1,642,136      $ 4,832,756
   Deferred policy acquisition costs           73,690                          84,234          157,924
   Reserve for losses                         471,268                         122,417          593,685
   Unearned premiums                           98,630                         429,411          528,041

                                                                 March 31, 2001
                                          ------------------------------------------------------------
   (in thousands)                         Mortgage         Mortgage       Financial
                                          Insurance        Services       Guaranty        Consolidated
                                          ------------------------------------------------------------
   Net premiums written                   $   150,634                     $     9,615      $   160,249
                                          ============================================================
   Net premiums earned                    $   144,575                     $    11,188      $   155,763
   Net investment income                       22,985      $      32            5,003           28,020
   Equity in net income of affiliates              --         11,845              199           12,044
   Other income                                 3,978          1,900              414            6,292
                                          ------------------------------------------------------------
        Total revenues                        171,538         13,777           16,804          202,119
                                          ------------------------------------------------------------

   Provision for losses                        46,444                           2,828           49,272
   Policy acquisition costs                    15,128                           1,913           17,041
   Other operating expenses                    16,889          3,103            3,966           23,958
   Interest expense                               960             96              345            1,401
                                          ------------------------------------------------------------
        Total expenses                         79,421          3,199            9,052           91,672
                                          ------------------------------------------------------------

   Net gains (losses)                           1,849              1              (27)           1,823
                                          ------------------------------------------------------------
   Pretax income                               93,966         10,579            7,725          112,270
   Income tax provision                        25,763          4,232            2,118           32,113
                                          ------------------------------------------------------------
   Net income                             $    68,203      $   6,347      $     5,607      $    80,157
                                          ============================================================

   Total assets                           $ 2,406,671      $ 164,042      $ 1,249,650      $ 3,820,363
   Deferred policy acquisition costs           72,055                          54,265          126,320
   Reserve for losses                         412,935                         111,963          524,898
   Unearned premiums                           82,889                         367,954          450,843


5 - LONG-TERM DEBT

         In January 2002, the Company sold $220 million of Senior Convertible Debentures. The debentures bear interest at the rate of 2.25% per year and interest is payable semi-annually on January 1 and July 1, beginning July 1, 2002. The Company will also pay contingent interest on specified semi-annual periods, if the sale price of its common stock for a specified period of time is less than 60% of the conversion price. The debentures are convertible, at the purchaser's option, into shares of common stock at prices and on dates specified in the offering. At that time, the shares become common shares for the purposes of calculating earnings per share.

     The composition of long-term debt was as follows:

                                                       March 31   December 31
     ($ in thousands)                                      2002          2001
                                                      -----------------------
     2.25% Senior Convertible Debentures due 2022     $ 220,000     $      --
     7.75% debentures due 2011                          249,093       249,076
     6.75% debentures due 2003                           75,000        75,000
                                                      ---------     ---------
                                                      $ 544,093     $ 324,076
                                                      =========     =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

         The statements contained in this Form 10-Q that are not historical facts are forward-looking statements. Actual results may differ materially from those projected in the forward-looking statements. These forward-looking statements involve risks and uncertainties including, but not limited to: the possibility that interest rates may increase rather than remain stable or decrease; the possibility that housing demand may decrease for any number of reasons, some of which may be out of the control of the Company, including changes in interest rates, adverse economic conditions, or other reasons; the Company's market share may decrease as a result of changes in underwriting criteria by the Company or its competitors, or other reasons; performance of the financial markets generally, changes in the demand for and market acceptance of the Company's products, increased competition from government programs and the use of substitutes for mortgage insurance, changes in government regulation or tax laws that may affect one or more of the Company's businesses, changes in investor perceptions regarding the strength of financial guaranty providers and the guaranty offered by such providers, changes in investor concern regarding the credit quality of municipalities and corporations, including the need or desirability for financial guaranty insurance at all or as an alternative for other credit enhancement; and changes in general financial conditions. Investors are also directed to other risks discussed in documents filed by the Company with the Securities and Exchange Commission.

RESULTS OF CONSOLIDATED OPERATIONS

         Net income for the first quarter of 2002 was $103.9 million or $1.08 per share compared to $80.2 million or $0.96 per share for the first quarter of 2001. The 29.6% increase in net income was primarily a result of growth in the Company's business volumes of insurance in force. Insurance in force for Mortgage Insurance increased from $103.4 billion at March 31, 2001 to $111.3 billion at March 31, 2002. Total exposure outstanding for Financial Guaranty increased from $92.7 billion at March 31, 2001 to $100.3 billion at March 31, 2002. These increases in business volumes produced increases in earned premiums, investment income and other income. In addition, equity in net income of affiliates increased by $6.6 million in 2002 from the $12.0 million recorded in the first quarter of 2001. Partially offsetting these increases, were increases in the provision for losses, policy acquisition costs, operating expenses and interest expense to support the higher business volumes.

         Consolidated earned premiums of $209.2 million increased $53.4 million or 34.3% from $155.8 million in the first quarter of 2001. Financial Guaranty contributed $29.0 million of this increase, partially due to the inclusion of that segment for three months during 2002 versus only one month in 2001. Net investment income increased to $42.8 million from $28.0 million in 2001. Of the $14.8 million or 52.6% increase, $11.9 million was related to Financial Guaranty. Equity in net income of affiliates increased from $12.0 million in 2001 to $18.6 million in 2002. Other income increased to $11.3 million in 2002 from $6.3 million in 2001, primarily related to the activities of RadianExpress, our internet-based settlement company.

         The provision for losses of $57.4 million for the first quarter of 2002, increased $8.1 million from the $49.3 million reported for the first quarter of 2001. Substantially all of this was related to Financial Guaranty. Policy acquisition costs for the first quarter of 2002 were $23.4 million, up from $17.0 million in the first quarter of 2001. Other operating expenses of $44.7 million increased $20.7 million or 86.8% from the $24.0 million reported in the first quarter of 2001. These increases were primarily due to the inclusion of Financial Guaranty discussed above. Interest expense of $7.2 million increased from $1.4 million for the first quarter of 2001, as a result of the issuance of $250 million of long-term debt in 2001 and $220 million of convertible debt in 2002, combined with the $75 million of long-term debt acquired as a result of the Financial Guaranty acquisition. The consolidated effective tax rate for 2002 was 29.0% compared to 28.6% in the first quarter of 2001.

MORTGAGE INSURANCE - RESULTS OF OPERATIONS

         Net income for the first quarter was $76.1 million, up from $68.2 million in the first quarter of 2001. This increase was due to an increase in earned premiums, investment income and other income, and a slight decrease in the provision for losses, offset by increases in policy acquisition costs, other operating expenses and interest expense.

         New primary insurance written during the first quarter of 2002 was $13.9 billion, a 61.4% increase compared to $8.6 billion for the first quarter of 2001. This increase in Mortgage Insurance's primary new insurance written volume for the first quarter of 2002 was primarily due to a 57% increase in new insurance written volume in the private mortgage insurance industry for the first quarter of 2002 as compared to the first quarter of 2001 and an increase in structured transactions. In addition, the Company's market share of the industry increased to 17.9% in the first quarter of 2002, compared to 17.2% for the same period of 2001. The Company believes the market share increase was due in part to an increase in the Company's share of new insurance written under structured transactions, which are included in industry new insurance written figures. During the first quarter of 2002, Mortgage Insurance wrote $4.8 billion of such transactions as compared to $1.3 billion in the same quarter of 2001. The amount originated in 2002 includes a large structured transaction for one customer comprised of prime mortgage loans originated throughout the United States. The Company's participation in the structured transactions market is likely to vary significantly from quarter to quarter as the Company competes with other mortgage insurers as well as capital market executions for these transactions. In the first quarter of 2002, Mortgage Insurance wrote $86.0 million of pool insurance risk as compared to $33.1 million in the first quarter of 2001.

         Mortgage Insurance's volume in the first three months of 2002 was positively impacted by relatively lower interest rates that affected the entire mortgage industry. The continued low interest rate environment caused refinancing activity at the beginning of 2002 to continue to remain high and contributed to the increase in the industry new insurance volume for the first quarter of 2002. Mortgage Insurance's refinancing activity as a percentage of primary new insurance written was 39.1% for the first quarter of 2002 as compared to 36.0% for the same period in 2001. The persistency rate, which is defined as the percentage of insurance in force that is renewed in any given year, was 59.5% for the twelve months ended March 31, 2002 as compared to 76.9% for the twelve months ended March 31, 2001. This decrease was consistent with the increasing level of refinancing activity, which caused the cancellation rate to increase. The expectation for the balance of 2002 is lower industry volume and higher persistency rates, influenced by relatively higher interest rates.

         The Company insures non-traditional loans, specifically Alternative A and A minus loans (collectively, referred to as "non-prime" business). Alternative A borrowers have an equal or better credit profile than the Company's typical insured borrowers, but these loans are underwritten with reduced documentation and verification of information. The Company typically charges a higher premium rate for this business due to the reduced documentation, but does not consider this business to be significantly more risky than its prime business. The A minus loan programs typically have non-traditional credit standards that are less stringent than standard credit guidelines. To compensate for this additional risk, the Company receives a higher premium for insuring this product that the Company believes is commensurate with the additional default risk. During the first quarter of 2002, non-prime business accounted for $4.5 billion or 32.3% of Mortgage Insurance's new primary insurance written as compared to $2.8 billion or 31.5% for the same period in 2001. Of the $4.5 billion of non-prime business, $3.5 billion was Alternative A.

         In the third quarter of 2000, the Company began to insure mortgage-related assets in a Pennsylvania domiciled insurer, Radian Insurance Inc. ("Radian Insurance"). Radian Insurance is rated AA by Standard & Poor's Insurance Rating Service and Aa3 by Moody's Investors Service and was formed to write credit insurance and financial guaranty insurance on mortgage-related assets that are not permitted to be insured by monoline mortgage guaranty insurers. Such assets include second mortgages, manufactured housing loans, home equity loans and mortgages with loan-to-value ratios above 100%. Beginning in October 2001, Radian Insurance entered into a reinsurance agreement with one of its affiliates, Radian Asset Assurance, whereby Radian Insurance ceded substantially all of the insurance business and premium associated with certain obligations secured by mortgage-backed securities and manufactured housing loans. Because most Financial Guaranty business on mortgage related assets will be written in Radian Asset Assurance and Amerin will be the primary writer of second mortgage insurance in the future, the business written by Radian Insurance has been substantially reduced in 2002.

         Net premiums earned in the first quarter of 2002 were $169.0 million, a 16.9% increase compared to $144.6 million for the first quarter of 2001. This increase, which was greater than the increase in insurance in force, reflected a significant increase in new insurance volume. This increase included a higher percentage of non-prime business. This type of business has higher premium rates, which are commensurate with the increased level of risk associated with the insurance. The insurance in force growth resulting from strong new insurance volume in the first quarter of 2002 was offset slightly by the decrease in persistency levels. There was an increase in direct primary insurance in force for the quarter of 3.1%, from $107.9 billion at December 31, 2001 to $111.3 billion at March 31,

2002. Total pool risk in force was $1.7 billion at March 31, 2002 compared to $1.6 billion at December 31, 2001.

         Mortgage Insurance and other companies in the industry have entered into risk-sharing arrangements with various customers that are designed to allow the customer to participate in the risks and rewards of the mortgage insurance business. One such product is captive reinsurance, in which a mortgage lender sets up a mortgage reinsurance company that assumes part of the risk associated with that lender's insured book of business. In most cases, the risk assumed by the reinsurance company is an excess layer of aggregate losses that would be penetrated only in a situation of adverse loss development. For the first quarter of 2002, premiums ceded under captive reinsurance arrangements were $17.0 million, or 10.0% of total premiums earned during the period, as compared to $12.0 million, or 8.0% of total premiums earned for the same period of 2001. New primary insurance written under captive reinsurance arrangements was $3.8 billion, or 27.6% of total new primary insurance written for the first quarter of 2002 as compared to $2.8 billion, or 33.1% for the same period in 2001.

         Net investment income for the first quarter of 2002 was $25.9 million, a 12.5% increase compared to $23.0 million for the same period of 2001. This increase was a result of continued growth in invested assets primarily due to positive operating cash flows during the first quarter of 2002 and the allocation of interest income from net financing activities. The Company has continued to invest some of its new operating cash flow in tax-advantaged securities, primarily municipal bonds, although the Company's investment policy allows the purchase of various other asset classes, including common stock and convertible securities. The Company's intent is to target the common equity exposure at a maximum of 5% of the investment portfolio's market value while the investment-grade convertible securities and investment-grade asset-backed securities exposures are each targeted not to exceed 10% each.

         The provision for losses was $45.1 million for the first three months of 2002, a decrease of 2.9% compared to $46.4 million for the first three months of 2001. Claim activity is not spread evenly throughout the coverage period of a book of business. Relatively few claims are received during the first two years following issuance of the policy. Historically, claim activity has reached its highest level in the third through fifth years after the year of loan origination. Approximately 68.5% of the primary risk in force and approximately 54% of the pool risk in force at March 31, 2002 had not yet reached its anticipated highest claim frequency years. The overall default rate at March 31, 2002 was 2.2%, consistent with December 31, 2001, while the default rate on the primary business was 3.4% at March 31, 2002 as compared to 3.5% at December 31, 2001. The decrease in the primary default rate resulted from a 45 basis point decline in the delinquency rate on our prime loans, partially offset by a 178 basis point increase in the non-prime delinquency rate. A strong economy generally results in better loss experience and a decrease in the overall level of losses. A continued weakening of the economy could negatively impact the Company's overall default rates, which would result in an increase in the provision for losses. The number of defaults declined from 41,147 at December 31, 2001 to 40,112 at March 31, 2002 while the average loss reserve per default increased from $11,291 at the end of 2001 to $11,749 at March 31, 2002. The reserve as a percentage of risk in force was 1.6% at March 31, 2002 and at December 31, 2001. The default rate in California was 1.6% (including pool) at March 31, 2002 as compared to 1.9% at December 31, 2001 and claims paid in California during the first quarter of 2002 were $2.7 million, representing approximately 8.5% of total claims as compared to 7.7% in the fourth quarter of 2001. California represented approximately 16.7% of primary risk in force at March 31, 2002 as compared to 16.4% at December 31, 2001. The default rate in Florida was 3.0% (including pool) at March 31, 2002 as compared to 3.3% at December 31, 2001 and claims paid in Florida during the first quarter of 2002 were $1.7 million, representing approximately 5.3% of total claims as compared to 7.0% in the fourth quarter of 2001. Florida represented approximately 7.5% of primary risk in force at March 31, 2002 and 7.4% at December 31, 2001. Claims paid during the first quarter of 2002 in Georgia were $3.7 million or 11.6% of total claims. Georgia represented approximately 4.5% of primary risk in force at March 31, 2002. Claims paid during the first quarter of 2002 in Utah were $2.5 million or 7.9% of total claims. Utah represented approximately 1.5% of primary risk in force at March 31, 2002. Mortgage Insurance has reported an increased number of defaults on non-prime business insured beginning in 1997. Although the default rate for this business is higher than on the prime book of business, it is within the expected range for this type of business, and the higher premium rates charged are expected to compensate for the increased level of risk. The number of non-prime loans in default at March 31, 2002 was 10,593, which represented 34.4% of the total number of primary loans in default as compared to 7,704 at December 31, 2001, which represented 24.8% of the primary loans in default. The default rate on this business rose from 5.5% at December 31, 2001 to 7.3% at March 31, 2002 as compared to the primary default rate on the prime business of 2.6% at March 31, 2002 and 3.1% at December 31, 2001. Direct losses paid in the first quarter of 2002 increased to $37.0 million as compared to $31.7 million in the fourth quarter of 2001 and $21.8 million for the first quarter of 2001. The severity of loss payments has increased due to deeper coverage amounts and larger loan balances, and any negative impact on future property values would most likely increase the loss severity.

         Underwriting and other operating expenses were $44.4 million for the first three months of 2002, an increase of 38.6% compared to $32.0 million for the same period of 2001. These expenses consisted of policy acquisition expenses, which relate directly to the acquisition of new business, and other operating expenses, which primarily represent contract underwriting expenses, overhead and administrative costs.

         Policy acquisition costs were $15.6 million in the first quarter of 2002, an increase of 2.9% compared to $15.1 million in the first quarter of 2001. This reflects an increase in expenses to support the higher new insurance written volume during the first quarter of 2002 as compared to the same period of 2001. Other operating expenses for the first quarter of 2002 were $28.8 million, an increase of 70.6% compared to $16.9 million for the first quarter of 2001. This reflects an increase in expenses associated with the Company's technological, administrative and support functions, primarily an increase of approximately $7.1 million in salaries and benefits, combined with an increase in expenses associated with contract underwriting services. Contract underwriting expenses for the first quarter of 2002 included in other operating expenses were $9.7 million as compared to $8.0 million for the same period in 2001, an increase of 21.4%. This $1.7 million increase in contract underwriting expenses during the first quarter of 2002 reflected the continued demand for contract underwriting services, as mortgage origination volume has remained high. Consistent with the increase in contract underwriting expenses, other income related to contract underwriting services increased 14.1% to $3.7 million for the first quarter of 2002 as compared to $3.3 million for the same period in 2001. During the first three months of 2002, loans underwritten via contract underwriting accounted for 32.3% of applications, 28.3% of insurance commitments, and 19.0% of certificates issued by the Company as compared to 33.1% of applications, 29.7% of commitments and 21.3% of certificates in the first three months of 2001.

         The effective tax rate for the quarter ended March 31, 2002 was 27.6% as compared to 27.4% for the first quarter of 2001.

FINANCIAL GUARANTY INSURANCE - RESULTS OF OPERATIONS

         The financial guaranty insurance operations are conducted through Financial Guaranty and primarily involve the direct insurance and reinsurance of municipal bonds and structured finance obligations. Reinsurance is assumed primarily from the four primary monoline financial guaranty insurers. Radian Reinsurance Inc., a subsidiary of Financial Guaranty ("Radian Re"), currently derives substantially all of its reinsurance premium revenues from those four monolines. Approximately 36.9% of total gross premiums for Financial Guaranty were derived from these four monolines in 2002. A substantial reduction in the amount of insurance ceded by one or more of these four principal clients could have a material adverse effect on Financial Guaranty's gross written premiums and, consequently, its results from operations.

         The results of operations for 2001 include the results of Financial Guaranty from the date of acquisition.

         Net income for the first quarter of 2002 was $17.3 million. Net premiums written and earned for the first three months of 2002 were $62.6 million and $40.2 million, respectively, compared to $9.6 million and $11.2 million for the same period of 2001. For the first quarter of 2002, there was $481 million of par insured originated in the municipal bond insurance area including $290 million in the healthcare sector. In the non-municipal or global structured products area, Financial Guaranty wrote $1.7 billion of par, primarily in the form of collateralized debt obligations. Financial Guaranty wrote credit insurance for an additional $100 million of par in the form of excess SIPC insurance. The following table shows the breakdown of premiums written and earned for each period.

                                             Quarter Ended
                                               March 31
                                          2002          2001
                                       ---------     ---------
                                            (in thousands)
Net premiums written:
    Muni direct                        $  14,584     $   1,181
    Muni reinsurance                      15,982         1,991
    Non-muni direct                        8,015         2,454
    Non-muni reinsurance                  15,714           713
    Trade credit                           8,281         3,276
                                       ---------     ---------
        Total net premiums written     $  62,576     $   9,615
                                       =========     =========

Net premiums earned:
    Muni direct                        $   3,519     $   2,067
    Muni reinsurance                       7,665         2,130
    Non-muni direct                        6,555         3,129
    Non-muni reinsurance                  15,040         1,199
    Trade credit                           7,371         2,663
                                       ---------     ---------
        Total net premiums earned      $  40,150     $  11,188
                                       =========     =========


         Included in net premiums earned for the first quarter of 2002 were refundings of $639,000 while the first quarter of 2001 included refundings of $1.2 million.

         Net investment income was $16.9 million for the first quarter of 2002 compared to $5.0 million for the same period of 2001. The provision for losses was $12.3 million for 2002, compared to $2.8 million reported in 2001. The provision represented 30.7% of premiums earned in the first quarter of 2002 compared to 25.3% in the same period of 2001. The Company paid one large claim for approximately $9.0 million in the first quarter of 2002. Policy acquisition costs and other operating expenses were $16.6 million for 2002 compared to $5.9 million for the first quarter of 2001. This resulted in an expense ratio of 41.3% for 2002, compared to 52.5% for 2001. Interest expense for the first quarter of 2002, which included interest allocated on the Company's debt financing, was $2.6 million compared to $345,000 in the same period of 2001. Net losses for 2002 of $2.2 million related primarily to the change in the fair value of derivative instruments, primarily trading securities and credit default swaps. The effective tax rate was 27.6% for 2002 compared to 27.4% for 2001.

MORTGAGE SERVICES - RESULTS OF OPERATIONS

         The mortgage services results include the operations of Radian Express.com Inc. ("RadianExpress") and the asset-based businesses conducted through Financial Guaranty's minority owned subsidiaries, Sherman Financial Services Group LLC ("Sherman") and Credit-Based Asset Servicing and Securitization LLC ("C-BASS"). The Company owns a 46% interest in C-BASS and a 45.5% interest in Sherman. C-BASS is engaged in the purchasing, servicing and/or securitizing of special assets, including sub-performing/non-performing and seller-financed residential mortgages, real estate and subordinated residential mortgage-based securities. Sherman conducts a business that focuses on purchasing and servicing delinquent, primarily unsecured consumer assets.

         Net income for the first three months of 2002 was $10.5 million compared to $6.3 million for the same period in 2001. Equity in net income of affiliates (pre-tax) was $18.5 million for the first quarter of 2002 compared to $11.8 million for the comparable period in 2001. C-BASS accounted for $16.1 million (pre-tax) of the total income from affiliates in the first quarter of 2002 compared to $11.6 million in the first quarter of 2001. These results could vary from period to period due to a significant portion of C-BASS's income being generated from sales of mortgage-backed securities in the capital markets.

         RadianExpress contributed $5.8 million of other income and $6.4 million of operating expenses for the first quarter of 2002 compared to $1.9 million and $2.7 million, respectively, for 2001. RadianExpress processed approximately 120,000 applications during 2002 and increased capacity significantly.

OTHER

         Two wholly-owned subsidiaries of Financial Guaranty, Singer Asset Finance Company, L.L.C. ("Singer") and Enhance Consumer Services LLC ("ECS"), which had been engaged in the purchase, servicing, and securitization of assets including state lottery awards, structured settlement payments and viatical settlements, are currently operating on a run-off basis. Their operations consist of servicing the prior originations of non-consolidated special purpose vehicles and the results of these subsidiaries are not expected to be material to the financial results of the Company.

         Another insurance subsidiary, Van-American Insurance Company, Inc., is engaged on a run-off basis, in reclamation bonds for the coal mining industry and surety bonds covering closure and post-closure obligations of landfill operators. Such business is not expected to be material to the financial results of the Company.

         At March 31, 2002, the Company, through its ownership of Financial Guaranty, owned an indirect 36.5% equity interest in Exporters Insurance Company Ltd., an insurer of primarily foreign trade receivables for multinational companies. Financial Guaranty provides significant reinsurance capacity to this joint venture on a quota-share, surplus share and excess-of-loss basis.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's sources of funds consist primarily of premiums and investment income. Funds are applied primarily to the payment of the Company's claims and operating expenses.

         Cash flows from operating activities for the quarter ended March 31, 2002 were $120.6 million as compared to $113.8 million for the same period of 2001. This increase consisted of an increase in net premiums written and investment income received partially offset by increases in losses paid and operating expenses. Positive cash flows are invested pending future payments of claims and other expenses; excess cash flow needs, if any, are funded through sales of short-term investments and other investment portfolio securities.

         Stockholders' equity, plus redeemable preferred stock of $40.0 million, increased to $2.4 billion at March 31, 2002 from $2.3 billion at December 31, 2001. This resulted from net income of $103.9 million and proceeds from the issuance of common stock of $13.3 million, offset by a decrease in the market value of securities available for sale of $10.0 million, net of tax, and dividends of $2.7 million.

         As of March 31, 2002, the Company and its subsidiaries had plans to continue investing in significant information technology and infrastructure upgrades over the next two years at an estimated cost of $25 million to $30 million. Cash flows from operations will be used to fund these expenditures.

         Financial Guaranty was party to a credit agreement (as amended, the "Credit Agreement") with major commercial banks providing Financial Guaranty with a borrowing facility aggregating up to $175.0 million, the proceeds of which were used for general corporate purposes. The outstanding principal balance under the Credit Agreement of $173.7 million was retired on May 29, 2001.

         The Company owns a 46% interest in C-BASS. The Company has not made any capital contributions to C-BASS since the Company acquired its interest in C-BASS in connection with the acquisition of Financial Guaranty. C-BASS paid $12.6 million of dividends to the Company in the first quarter of 2002 and $12.8 million during all of 2001.

         The Company owns a 45.5% interest in Sherman. The Company did not made any capital contributions to Sherman in 2002, but made $15.0 million of contributions during full year 2001. In conjunction with the acquisition, the Company guaranteed payment of up to $25.0 million of a revolving credit facility issued to Sherman. There were no outstanding drawdowns on the line of credit as of March 31, 2002.

         In January 2002, the Company sold $220 million of Senior Convertible Debentures. Approximately $125 million of the proceeds from the offering was used to increase capital at Radian Asset Assurance. The remainder will be used for general corporate purposes. The debentures bear interest at the rate of 2.25% per year and interest is payable semi-annually on January 1 and July 1, beginning July 1, 2002. The Company will also pay contingent interest on specified semi-annual periods, if the sale price of its common stock for a specified period of time is less than 60% of the conversion price. The debentures are convertible, at the purchaser's option, into shares of common stock at prices and on dates specified in the offering. At that time, the shares become common shares for the purposes of calculating earnings per share. The Company may redeem all or some of the debentures on or after January 1, 2005.

         In February 2002, the Company closed on a $50 million Senior Revolving Credit Facility. The facility is unsecured and expires in one year. The facility will be used for working capital and general corporate purposes. The facility bears interest on any amounts drawn at either the Borrower's Base rate as defined in the agreement, or at a rate above LIBOR based on certain debt to capital ratios.

         In March 2002, the Company made a $20 million investment in Primus Guaranty, Ltd, a Bermuda holding company and parent company to Primus Financial Products, Inc. ("Primus"), a Triple A rated company that provides credit risk protection to derivatives dealers and credit portfolio managers on individual investment-grade entities. In connection with the capitalization and Triple A rating of Primus, Radian Re has provided Primus with an excess of loss insurance policy. The Company accounts for the Primus investment under the equity method of accounting.

         The Company believes that Radian Guaranty will have sufficient funds to satisfy its claims payments and operating expenses and to pay dividends to the Company for at least the next 12 months. The Company also believes that it will be able to satisfy its long-term (more than 12 months) liquidity needs with cash flow from Mortgage Insurance and Financial Guaranty. As a holding company, the Company conducts its principal operations through Mortgage Insurance and Financial Guaranty. The Company's ability to pay dividends on the $4.125 Preferred Stock is dependent upon dividends or other distributions from Mortgage Insurance or Financial Guaranty. In connection with obtaining approval from the New York Insurance Department for the change of control of Financial Guaranty when the Company acquired Financial Guaranty, it agreed not to declare or pay dividends for a period of two years following consummation of the acquisition. Consequently, the Company cannot rely upon or expect any dividends or other distributions from Financial Guaranty. Based on the Company's current intention to pay quarterly common stock dividends of approximately $0.02 per share, the Company will require distributions from Mortgage Insurance of $10.9 million annually to pay the dividends on the outstanding shares of $4.125 Preferred Stock and common stock. The Company will also require distributions from Mortgage Insurance of $29.4 million annually to pay the debt service on its long-term debt financing. There are regulatory and contractual limitations on the payment of dividends or other distributions. The Company does not believe that any of these restrictions will prevent the payment by Mortgage Insurance or the Company of these anticipated dividends or distributions in the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         During the first three months of 2002, the Company experienced a decrease in the fair market value of the available for sale portfolio, which resulted in a decrease in the net unrealized gain on the investment portfolio of $10.0 million, from a net unrealized gain of $11.0 million at December 31, 2001 to a net unrealized gain of $1.0 million at March 31, 2002. This decrease in value was a result of changes in market interest rates and not as a result of changes in the composition of the Company's investment portfolio. The market value of the Company's long-term debt at March 31, 2002 was $578.0 million. For a more complete discussion about the potential impact of interest rate changes upon the fair value of the financial instruments in the Company's investment portfolio, see "Quantitative and Qualitative Disclosures about Market Risk" in the Company's 2001 Form 10-K.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There have been no material developments in legal proceedings involving the Company or its subsidiaries since those reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

         The Company is involved in certain litigation arising in the normal course of its business. The Company is contesting the allegations in each such pending action and believes, based on current knowledge and after consultation with counsel, that the outcome of such litigation will not have a material adverse effect on the Company's consolidated financial position and results of operations.

ITEM 2.  CHANGES IN SECURITIES

         (c) On January 11, 2002, the Company completed the private placement of $220.0 million aggregate principal amount (including proceeds from the over-allotment option) of 2.25% Senior Convertible Debentures due 2022 (the "Debentures"), with registration rights, to initial purchasers, who then immediately resold the Debentures under an offering memorandum dated January 7, 2002 to persons reasonably believed by them to be "qualified institutional buyers" in reliance on Rule 144A under the Securities Act of 1933, as amended. The initial purchasers, Banc of America Securities LLC and Lehman Brothers Inc., acted as joint book-running managers in the transaction, and received $3,850,000 from the Company in total underwriting discounts and commissions. The Debentures were issued at a price equal to 100% of their principal amount plus accrued interest, if any, from January 11, 2002, and mature on January 1, 2022. The Debentures are convertible into shares of the Company's common stock, par value $.001 per share, initially at a price per share of $57.75, subject to adjustment or upon other terms and conditions described in the Company's registration statement on Form S-3 filed with the Securities and Exchange Commission on April 19, 2002 in the section encaptioned "DESCRIPTION OF DEBENTURES-Conversion Rights" (which section is filed as Exhibit 99 to this report and incorporated into this report by reference).

ITEM 6.  (a) EXHIBITS

Exhibit No.     Exhibit Name
-----------     ------------

4.1               Indenture dated January 11, 2002 between the Company and Bank of New York, as Trustee. (1) (Exhibit 4.10)
4.2               Form of 2.25% Senior Convertible Debentures due 2022.
                  (Included within Exhibit 4.1)
4.3               Registration Rights Agreement dated January 11, 2002 relating to the 2.25% Senior Convertible Debentures due 2022. (2)
                  (Exhibit 4.2)
10.1              Enhance Financial Services Group Inc. 401(k) Savings Plan.
10.2              Credit Agreement dated as of February 8, 2002 between the
                  Company and First Union National Bank, as Lender. (1) (Exhibit
                  10.28)
11                Statement Re: Computation of Per Share Earnings.
99                Excerpt from the Company's registration statement on Form S-3 filed with the Securities and Exchange Commission April 19,
                  2002 in the section thereof encaptioned "DESCRIPTION OF
                  DEBENTURES-Conversion Rights".

-----------------------
(1) Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.
(2) Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit to the Company's Registration Statement on Form S-3 filed April 19, 2002.


         (b) REPORTS ON FORM 8-K

None.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     RADIAN GROUP INC.

Date: May 14, 2002                   /s/ C. Robert Quint
                                     ------------------------------------------
                                     Executive Vice President and
                                     Chief Financial Officer


                                     /s/ John J. Calamari
                                     ------------------------------------------
                                     Vice President and Corporate Controller

                                  EXHIBIT INDEX

Exhibit No.       Exhibit Name
-----------       ------------
4.1               Indenture dated January 11, 2002 between the Company and Bank of New York, as Trustee. (1) (Exhibit 4.10)
4.2               Form of 2.25% Senior Convertible Debentures due 2022.
                  (Included within Exhibit 4.1)
4.3               Registration Rights Agreement dated January 11, 2002 relating to the 2.25% Senior Convertible Debentures due 2022. (2)
                  (Exhibit 4.2)
10.1              Enhance Financial Services Group Inc. 401(k) Savings Plan.
10.2              Credit Agreement dated as of February 8, 2002 between the
                  Company and First Union National Bank, as Lender. (1) (Exhibit
                  10.28)
11                Statement Re: Computation of Per Share Earnings.
99                Excerpt from the Company's registration statement on Form S-3 filed with the Securities and Exchange Commission April 19,
                  2002 in the section thereof encaptioned "DESCRIPTION OF
                  DEBENTURES-Conversion Rights".

-----------------------
(1) Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.
(2) Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit to the Company's Registration Statement on Form S-3 filed April 19, 2002.