Form 10-Q
period 2002-06-30
RADIAN GROUP INC
filed 2002-08-13
CIK 890926

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2002

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

Yes   X    No ____

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ____  No ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 94,822,256 shares of Common Stock, $0.001 par value, outstanding on August 8, 2002.

RADIAN GROUP INC. AND SUBSIDIARIES

INDEX

                                                                                        PAGE NUMBER
                                                                                        -----------
PART I - FINANCIAL INFORMATION
     Item 1.  Financial Statements
              Condensed Consolidated Balance Sheets .......................................... 3
              Condensed Consolidated Statements of Income .................................... 4
              Condensed Consolidated Statement of Changes in Common Stockholders' Equity ..... 5
              Condensed Consolidated Statements of Cash Flows ................................ 6
              Notes to Unaudited Condensed Consolidated Financial Statements ................. 7
     Item 2.  Management's Discussion and Analysis of Financial Condition and
                Results of Operations ........................................................12
     Item 3.  Quantitative and Qualitative Disclosures about Market Risk .....................21

PART II - OTHER INFORMATION
     Item 1. Legal Proceedings ...............................................................22
     Item 4. Submission of Matters to a Vote of Security Holders .............................22
     Item 6. Exhibits and Reports on Form 8-K ................................................22

SIGNATURES ...................................................................................23

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RADIAN GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                                 June 30           December 31
                                                                                                   2002               2001
                                                                                               -----------         -----------
(In thousands, except share amounts)

Assets
     Investments
         Fixed maturities held to maturity - at amortized cost (fair value $463,368
             and $461,962)                                                                     $   413,323         $   442,198
         Fixed maturities available for sale - at fair value (amortized cost $3,090,264
             and $2,552,930)                                                                     3,138,419           2,567,200
         Trading securities - at fair value (cost $42,337 and $22,599)                              34,823              21,659
         Equity securities - at fair value (cost $156,217 and $116,978)                            146,111             120,320
         Short-term investments                                                                    287,282             210,788
         Other invested assets                                                                       7,733               7,310
                                                                                               -----------         -----------
             Total Investments                                                                   4,027,691           3,369,475
                                                                                               -----------         -----------

     Cash                                                                                           20,194              60,159
     Investment in affiliates                                                                      223,284             177,465
     Deferred policy acquisition costs                                                             171,546             151,037
     Prepaid federal income taxes                                                                  270,150             326,514
     Provisional losses recoverable                                                                 46,580              47,229
     Other assets                                                                                  335,796             306,747
                                                                                               -----------         -----------
                                                                                               $ 5,095,241         $ 4,438,626
                                                                                               ===========         ===========

Liabilities and Stockholders' Equity
     Unearned premiums                                                                         $   552,311         $   513,932
     Reserve for losses                                                                            603,221             588,643
     Long-term and short-term debt                                                                 544,110             324,076
     Deferred federal income taxes                                                                 478,536             432,098
     Accounts payable and accrued expenses                                                         323,554             233,549
                                                                                               -----------         -----------
                                                                                                 2,501,732           2,092,298
                                                                                               -----------         -----------

     Redeemable preferred stock, par value $.001 per share; 800,000 shares issued
         and outstanding - at redemption value                                                      40,000              40,000
                                                                                               -----------         -----------

Common stockholders' equity
     Common stock, par value $.001 per share; 200,000,000 shares authorized;
         95,001,195 and 94,170,300 shares issued in 2002 and 2001, respectively                         95                  94
     Treasury stock; 188,092 shares in 2002 and 2001                                                (7,874)             (7,874)
     Additional paid-in capital                                                                  1,235,550           1,210,088
     Retained earnings                                                                           1,301,006           1,093,580
     Accumulated other comprehensive income                                                         24,732              10,440
                                                                                               -----------         -----------
                                                                                                 2,553,509           2,306,328
                                                                                               -----------         -----------
                                                                                               $ 5,095,241         $ 4,438,626
                                                                                               ===========         ===========

       See notes to unaudited condensed consolidated financial statements.

RADIAN GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME  (UNAUDITED)

                                                                Quarter Ended               Six Months Ended
                                                                   June 30                      June 30
                                                          ------------------------      ------------------------
                                                            2002           2001           2002           2001
                                                          ---------      ---------      ---------      ---------
(In thousands, except per-share amounts)

Revenues:
   Premiums written:
         Direct                                           $ 221,076      $ 182,748      $ 423,940      $ 347,155
         Assumed                                             34,092         33,585         69,494         41,307
         Ceded                                              (17,558)       (17,130)       (31,186)       (29,010)
                                                          ---------      ---------      ---------      ---------

   Net premiums written                                     237,610        199,203        462,248        359,452
   Increase in unearned premiums                            (26,579)       (19,962)       (42,028)       (24,448)
                                                          ---------      ---------      ---------      ---------

   Premiums earned                                          211,031        179,241        420,220        335,004
   Net investment income                                     44,485         39,455         87,238         67,475
   Equity in net income of affiliates                        26,774         12,760         45,394         24,804
   Other income                                              10,965          9,284         22,247         15,575
                                                          ---------      ---------      ---------      ---------
                                                            293,255        240,740        575,099        442,858
                                                          ---------      ---------      ---------      ---------
Expenses:
   Provision for losses                                      57,576         52,310        115,003        101,582
   Policy acquisition costs                                  25,603         21,996         49,050         39,037
   Other operating expenses                                  44,500         32,942         89,245         56,899
   Interest expense                                           7,239          4,448         14,393          5,849
                                                          ---------      ---------      ---------      ---------
                                                            134,918        111,696        267,691        203,367
                                                          ---------      ---------      ---------      ---------

Gains and losses:
   Net gains (losses) on sales of investments                 2,462           (662)         3,083          2,762
   Change in fair value of derivative instruments            (5,764)         1,410         (9,006)          (191)
                                                          ---------      ---------      ---------      ---------
                                                             (3,302)           748         (5,923)         2,571
                                                          ---------      ---------      ---------      ---------

Pretax income                                               155,035        129,792        301,485        242,062
Provision for income taxes                                   46,113         37,115         88,630         69,228
                                                          ---------      ---------      ---------      ---------

Net income                                                  108,922         92,677        212,855        172,834
Dividends to preferred stockholder                              825            825          1,650          1,650
                                                          ---------      ---------      ---------      ---------

Net income available to common stockholders               $ 108,097      $  91,852      $ 211,205      $ 171,184
                                                          =========      =========      =========      =========
Basic net income per share                                $    1.14      $    0.99      $    2.24      $    1.96
                                                          =========      =========      =========      =========
Diluted net income per share                              $    1.12      $    0.97      $    2.20      $    1.92
                                                          =========      =========      =========      =========
Average number of common shares outstanding - basic          94,708         93,124         94,466         87,400
                                                          =========      =========      =========      =========
Average number of common and common equivalent shares
   outstanding - diluted                                     96,387         94,854         96,134         88,946
                                                          =========      =========      =========      =========

      See notes to unaudited condensed consolidated financial statements.

RADIAN GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY (UNAUDITED)

                                                                                               Accumulated Other
                                                                                                 Comprehensive
                                                                                                 Income (Loss)
                                                                                           ---------------------------
                                                                                            Foreign       Unrealized
                                                                Additional                  Currency        Holding
                                      Common       Treasury      Paid-in       Retained    Translation       Gains
                                      Stock         Stock        Capital       Earnings     Adjustment      (Losses)     Total
                                   -----------   -----------   -----------    -----------  -----------    -----------  -----------
(In thousands)

Balance, January 1, 2002           $        94   $    (7,874)  $ 1,210,088    $ 1,093,580     $    (586)   $    11,026  $ 2,306,328
Comprehensive income:
  Net income                                --            --            --        212,855            --             --      212,855
  Unrealized foreign currency
    translation adjustment,
     net of tax of $381                     --            --            --             --           707             --          707
  Unrealized holding gains
    arising during period, net
    of tax of $8,394                        --            --            --             --            --         15,589
  Less:  Reclassification
   adjustment for net gains
   included in net income, net
   of tax of $1,079                         --            --            --             --            --         (2,004)
                                                                                                           -----------
 Net unrealized gain on
    investments, net of tax of
    $7,315                                  --            --            --             --            --         13,585       13,585
                                                                                                                             ------
Comprehensive income                                                                                                        227,147
Issuance of common stock under
  incentive plans                            1            --        25,462             --            --             --       25,463
Dividends                                   --            --            --         (5,429)           --             --       (5,429)
                                   -----------   -----------   -----------    -----------     ---------    -----------  -----------

Balance, June 30, 2002             $        95   $    (7,874)  $ 1,235,550    $ 1,301,006     $     121    $    24,611  $ 2,553,509
                                   ===========   ===========   ===========    ===========     =========    ===========  ===========

      See notes to unaudited condensed consolidated financial statements.

RADIAN GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)

                                                                             Six Months Ended
                                                                                 June 30
                                                                      -------------------------------
                                                                         2002                2001
                                                                      -----------         -----------
(in thousands)

Cash flows from operating activities                                  $   267,803         $   213,368
                                                                      ===========         ===========

Cash flows from investing activities:

  Proceeds from sales of fixed maturity investments available
    for sale                                                              954,337             288,639
  Proceeds from sales of equity securities available for sale               7,449               2,253
  Proceeds from redemptions of fixed maturity investments
    available for sale                                                     44,844              74,068
  Proceeds from redemptions of fixed maturity investments
    held to maturity                                                       31,069               5,381
  Purchases of fixed maturity investments available for sale           (1,463,991)           (567,614)
  Purchases of equity securities available for sale                       (63,070)            (18,143)
  Purchases of short-term investments, net                                (76,476)            (27,078)
  Payable for securities                                                   51,015                  --
  Purchases of property and equipment, net                                (27,997)             (3,854)
  Sales (Purchases) of other invested assets                                1,956                (515)
  Acquisitions, net of cash acquired                                           --               6,788
  Investment in affiliates                                                (20,000)            (15,020)
  Distributions from affiliates                                            20,095               5,261
  Other                                                                    (2,987)               (567)
                                                                      -----------         -----------

Net cash used in investing activities                                    (543,756)           (250,401)
                                                                      -----------         -----------

Cash flows from financing activities:
  Proceeds from issuance of common stock under incentive plans             25,463              20,410
  Acquisition costs                                                            --              (7,223)
  Issuance of long-term debt                                              215,954             247,100
  Repayment of short-term debt                                                 --            (173,724)
  Dividends paid                                                           (5,429)             (4,655)
                                                                      -----------         -----------

Net cash provided by financing activities                                 235,988              81,908
                                                                      -----------         -----------

(Decrease)/Increase in cash                                               (39,965)             44,875
Cash, beginning of period                                                  60,159               2,424
                                                                      -----------         -----------

Cash, end of period                                                   $    20,194         $    47,299
                                                                      ===========         ===========

Supplemental disclosures of cash flow information:

Income taxes (received) paid                                         ($    68,428)        $    37,826
                                                                      ===========         ===========
Interest paid                                                         $    12,631         $     6,439
                                                                      ===========         ===========

       See notes to unaudited condensed consolidated financial statements.

                       RADIAN GROUP INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. CONSOLIDATED FINANCIAL STATEMENTS - BASIS OF PRESENTATION

         The consolidated financial statements included herein, include the accounts of Radian Group Inc. (the "Company") and its subsidiaries, including its principal mortgage guaranty subsidiaries, Radian Guaranty Inc. ("Radian Guaranty"), Amerin Guaranty Corporation ("Amerin Guaranty") and Radian Insurance Inc. ("Radian Insurance") (together referred to as "Mortgage Insurance") and its principal financial guaranty operating subsidiaries, Radian Reinsurance Inc. ("Radian Re") and Radian Asset Assurance Inc. ("Radian Asset Assurance"). The Company also has a partial equity interest in two active credit-based asset businesses, Credit-Based Asset Servicing and Securitization LLC ("C-BASS") and Sherman Financial Group LLC ("Sherman"). The Company has a 46.0% interest in C-BASS and a 45.5% interest in Sherman. These statements are presented on the basis of accounting principles generally accepted in the United States of America ("GAAP"). The Company has condensed or omitted certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP pursuant to such rules and regulations.

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

         The following unaudited pro forma information presents a summary of the consolidated operating results of the Company for the six month period ended June 30, 2001, as if the acquisition of Financial Guaranty had occurred on January 1, 2001 (in thousands, except per-share information):

                                  Six Months Ended
                                   June 30, 2001
                                   -------------
Total revenues                      $   446,863
Net income                               77,562
Net income per share-basic          $      0.87
Net income per share-diluted        $      0.85

3 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, on January 1, 2001. Transactions that the Company has entered into that are accounted for under SFAS No. 133, as amended, include convertible securities, credit default swaps and certain financial guaranty contracts that are considered credit default swaps. Credit default swaps and certain financial guaranty contracts that are accounted for under SFAS No. 133 are part of the Company's overall business strategy of offering financial guaranty protection to its customers. Currently, none of the derivatives qualify as hedges under SFAS No. 133.

         At June 30, 2002, the fair value of the Company's derivative instruments, classified as trading securities, was $34.8 million, as compared to an amortized value of $42.3 million, and the Company recognized $4.3 million, net of tax, of loss on changes in the fair value of trading securities in the consolidated statements of income for 2002. The notional value of the Company's credit default swaps and certain other financial guaranty contracts accounted for under SFAS No. 133 was $4.6 billion at June 30, 2002 and the Company recognized $1.8 million, net of tax, of loss on these instruments. Net unrealized depreciation on credit default swaps of $7.7 million at June 30, 2002 was comprised of gross unrealized gains of $33.0 million and gross unrealized losses of $40.7 million.

         The application of SFAS 133, as amended, could result in volatility from period to period in gains and losses as reported on the Company's consolidated statements of income. The Company is unable to predict the effect this volatility may have on its financial position or results of operations.

4 - SEGMENT REPORTING

         The Company has three reportable segments: mortgage insurance, financial guaranty and mortgage services. The mortgage insurance segment provides private mortgage insurance and risk management services to mortgage lending institutions located throughout the United States. Private mortgage insurance primarily protects lenders from default-related losses on residential first mortgage loans made to homebuyers who make downpayments of less than 20% of the purchase price and facilitates the sale of these mortgages in the secondary market. The financial guaranty segment provides credit-related insurance coverage to meet the needs of customers in a wide variety of domestic and international markets. For the periods presented in this report, revenues attributable to foreign countries was not material. In addition, long-lived assets located in foreign countries were not material for periods presented. The Company's insurance businesses within this segment include the assumption of reinsurance from the monoline financial guaranty insurers for both municipal bonds and structured finance obligations. The Company also provides direct financial guaranty insurance for municipal bonds, structured finance, trade credit reinsurance and excess Securities Investor Protection Corporation ("SIPC") insurance. The mortgage services segment deals primarily with credit-based servicing and securitization of assets in underserved markets, in particular, the purchase and servicing of and securitization of special assets, including sub-performing/non-performing mortgages, seller financed residential mortgages and delinquent consumer assets. In addition, mortgage services includes the results of RadianExpress.com ("RadianExpress"), an internet-based settlement company that provides real estate information products and services to the first and second lien mortgage industry. The Company's reportable segments are strategic business units, which are managed separately, as each business requires different marketing and sales expertise. Certain corporate expenses have been allocated to the segments. Prior period information has been restated to conform with the current year segment definitions.

         In the mortgage insurance segment, the highest state concentration of risk is California at 16.7%. At June 30, 2002, California also accounted for 16.7% of Mortgage Insurance's total direct primary insurance in force and 11.1% of Mortgage Insurance's total direct pool insurance in force. California accounted for 19.5% of Mortgage Insurance's direct primary new insurance written in the first six months of 2002. The largest single customer of Mortgage Insurance (including branches and affiliates of such customer) measured by new insurance written, accounted for 16.4% of new insurance written during the first six months of 2002 compared to 12.6% for full year 2001 and 11.2% for full year 2000. The amount reported in 2002 includes a large structured transaction, for $3.9 billion, for one customer comprised of prime mortgage loans originated throughout the United States.

         In the financial guaranty segment, the Company derives a substantial portion of its premiums written from a small number of primary insurers. In the first six months of 2002, 21.6% of gross written premiums were derived from two primary insurers. Four primary insurers were responsible for 27.4% of gross written premiums. This customer concentration results from the small number of primary insurance companies licensed to write financial guaranty insurance.

         The Company evaluates performance based on net income. Summarized financial information concerning the Company's operating segments as of and for the year-to-date periods indicated, is presented in the following tables:

                                                  Quarter Ended                       Six Months Ended
                                                     June 30                               June 30
MORTGAGE INSURANCE                        -------------------------------        ------------------------------
(in thousands)                                2002               2001               2002               2001
                                          -----------         -----------        -----------        -----------
Net premiums written                      $   164,328         $   159,416        $   326,390        $   310,050
                                          ===========         ===========        ===========        ===========
Net premiums earned                       $   167,873         $   148,508        $   336,912        $   293,083
Net investment income                          26,963              24,507             52,814             47,492
Equity in net income of affiliates                 --                  --                 --                 --
Other income                                    4,393               5,802              8,410              9,780
                                          -----------         -----------        -----------        -----------
  Total revenues                              199,229             178,817            398,136            350,355
                                          -----------         -----------        -----------        -----------

Provision for losses                           47,318              43,506             92,416             89,950
Policy acquisition costs                       17,326              15,718             32,898             30,846
Other operating expenses                       27,248              24,337             56,054             41,225
Interest expense                                4,633               2,386              8,675              3,347
                                          -----------         -----------        -----------        -----------
  Total expenses                               96,525              85,947            190,043            165,368
                                          -----------         -----------        -----------        -----------

Net gains (losses)                               (616)              1,362               (931)             3,211
                                          -----------         -----------        -----------        -----------
Pretax income                                 102,088              94,232            207,162            188,198
Income tax provision                           28,439              25,784             57,387             51,548
                                          -----------         -----------        -----------        -----------
Net income                                $    73,649         $    68,448        $   149,775        $   136,650
                                          ===========         ===========        ===========        ===========

Total assets                              $ 3,114,928         $ 2,551,219
Deferred policy acquisition costs              79,243              73,573
Reserve for losses                            475,288             435,202
Unearned premiums                              94,402              94,898
Equity                                      1,539,185           1,303,944

                                                   Quarter Ended                         Six Months Ended
                                                      June 30                                June 30
FINANCIAL GUARANTY                        -------------------------------         -------------------------------
(in thousands)                                2002               2001                2002                 2001
                                          -----------         -----------         -----------         -----------
Net premiums written                      $    73,282         $    39,787         $   135,858         $    49,402
Net premiums earned                       $    43,158         $    30,733         $    83,308         $    41,921
Net investment income                          17,511              14,902              34,370              19,905
Equity in net income of affiliates               (135)             (1,521)                (19)             (1,322)
Other income                                      262                 391                 831                 805
                                          -----------         -----------         -----------         -----------
     Total revenues                            60,796              44,505             118,490              61,309
                                          -----------         -----------         -----------         -----------

Provision for losses                           10,258               8,804              22,587              11,632
Policy acquisition costs                        8,277               6,278              16,152               8,191
Other operating expenses                        7,791               4,249              16,492               8,215
Interest expense                                2,129               1,710               4,733               2,055
                                          -----------         -----------         -----------         -----------
     Total expenses                            28,455              21,041              59,964              30,093
                                          -----------         -----------         -----------         -----------

Net gains (losses)                             (3,543)               (539)             (5,781)               (566)
                                          -----------         -----------         -----------         -----------
Pretax income                                  28,798              22,925              52,745              30,650
Income tax provision                            8,014               6,277              14,611               8,395
                                          -----------         -----------         -----------         -----------
Net income                                $    20,784         $    16,648         $    38,134         $    22,255
                                          ===========         ===========         ===========         ===========

Total assets                              $ 1,763,462         $ 1,343,429
Deferred policy acquisition costs              92,303              62,907
Reserve for losses                            127,933             118,097
Unearned premiums                             457,909             378,490
Equity                                        839,636             665,557

                                                Quarter Ended                     Six Months Ended
                                                    June 30                           June 30
MORTGAGE SERVICES                         ---------------------------        ---------------------------
(in thousands)                              2002              2001             2002               2001
                                          ---------         ---------        ---------         ---------
Net premiums written                             --                --               --                --
                                          =========         =========        =========         =========
Net premiums earned                              --                --               --                --
Net investment income                     $      11         $      46        $      54         $      78
Equity in net income of affiliates           26,909            14,281           45,413            26,126
Other income                                  6,310             3,090           13,006             4,990
                                          ---------         ---------        ---------         ---------
  Total revenues                             33,230            17,417           58,473            31,194
                                          ---------         ---------        ---------         ---------

Provision for losses
Policy acquisition costs
Other operating expenses                      9,461             4,356           16,699             7,459
Interest expense                                477               351              985               447
                                          ---------         ---------        ---------         ---------
  Total expenses                              9,938             4,707           17,684             7,906
                                          ---------         ---------        ---------         ---------

Net gains (losses)                              857               (75)             789               (74)
                                          ---------         ---------        ---------         ---------
Pretax income                                24,149            12,635           41,578            23,214
Income tax provision                          9,660             5,054           16,632             9,285
                                          ---------         ---------        ---------         ---------
Net income                                $  14,489         $   7,581        $  24,946         $  13,929
                                          =========         =========        =========         =========

Total assets                              $ 216,851         $ 188,859
Deferred policy acquisition costs
Reserve for losses
Unearned premiums
Equity                                      174,688           144,917

The reconciliation of segment net income to consolidated net income is as follows:

                               Quarter Ended                 Six Months Ended
                                  June 30                         June 30
CONSOLIDATED              ------------------------        ------------------------
(in thousands)              2002            2001            2002             2001
                          --------        --------        --------        --------
Net income:
Mortgage Insurance        $ 73,649        $ 68,448        $149,775        $136,650
Financial Guaranty          20,784          16,648          38,134          22,255
Mortgage Services           14,489           7,581          24,946          13,929
                          --------        --------        --------        --------
   Total                  $108,922        $ 92,677        $212,855        $172,834
                          --------        --------        --------        --------

5 - LONG-TERM AND SHORT-TERM DEBT

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

         The composition of long-term and short-term debt was as follows:

                                                    June 30        December 31
($ in thousands)                                      2002            2001
                                                    --------        --------
2.25% Senior Convertible Debentures due 2022        $220,000        $     --
7.75% debentures due 2011                            249,110         249,076
6.75% debentures due 2003                             75,000          75,000
                                                    --------        --------
                                                    $544,110        $324,076
                                                    ========        ========

6 - SUBSEQUENT EVENTS

         In July 2002, the Company issued a notice of redemption for the Company's $4.125 Preferred Stock, par value $.001 per share. The notice calls for the redemption of all 800,000 outstanding shares of the Company's preferred stock on August 15, 2002. Pursuant to the Company's sinking fund redemption obligation, 72,000 shares will be redeemed at $50.00 per share, and the remaining 728,000 shares will be redeemed at $54.125 per share. Accrued and unpaid dividends on the shares to the date of redemption will also be paid as part of the redemption price. The amount paid over the carrying value of the preferred stock will result in an approximate $.03 reduction in earnings per share for the third quarter of 2002.

7 - RECENT ACCOUNTING PRONOUNCEMENTS

         In April 2002, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The provisions of this statement related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002. Certain provisions of the statement relating to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of the statement are effective for financial statements issued on or after May 15, 2002. Management has determined that the provisions of this statement will have no impact on the Company's financial statements.

         In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with restructuring, discontinued operations, plant closing, or other exit or disposal activity. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

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

RESULTS OF CONSOLIDATED OPERATIONS

         Net income for the second quarter of 2002 was $108.9 million or $1.12 per share compared to $92.7 million or $0.97 per share for the second quarter of 2001. Net income for the first six months of 2002 was $212.9 million or $2.20 per share, compared to $172.8 million or $1.92 per share for the six months ended June 30, 2001. The 17.5% increase in net income for the second quarter was primarily a result of growth in the Company's business volumes. Insurance in force for Mortgage Insurance increased from $104.3 billion at June 30, 2001 to $111.4 billion at June 30, 2002. Total net debt service outstanding for Financial Guaranty increased from $90.8 billion at June 30, 2001 to $102.4 billion at June 30, 2002. These increases in business volumes produced increases in written and earned premiums, investment income and other income. In addition, equity in net income of affiliates increased by $14.0 million in the second quarter of 2002 from the $12.8 million recorded in the second quarter of 2001 primarily due to strong results at Credit-Based Asset Servicing and Securitization LLC ("C-BASS") and Sherman Financial Services Group LLC ("Sherman"). Partially offsetting these increases were increases in the provision for losses, policy acquisition costs, operating expenses and interest expense to support the higher business volumes. The 23.2% increase in net income for the six months ended June 30, 2002 was primarily due to the reasons stated above, as well as the inclusion of Financial Guaranty and much of Mortgage Services for six months in 2002, compared to four months in 2001, as a result of the acquisition of Financial Guaranty on February 28, 2001.

         Consolidated earned premiums of $211.0 million increased $31.8 million or 17.7% from $179.2 million in the second quarter of 2001. Mortgage Insurance contributed $19.4 million of this increase and Financial Guaranty contributed $12.4 million to this increase. Net investment income for the second quarter of 2002 increased to $44.5 million from $39.5 million in the second quarter of 2001. The $5.0 million or 12.7% increase was primarily due to a large investment portfolio balance as a result of continued positive operating cash flows. Other income increased to $11.0 million in the second quarter of 2002 from $9.3 million in the same period of 2001, primarily related to the activities of RadianExpress, our internet-based settlement company. Consolidated earned premiums for the first six months of 2002 were $420.2 million, up 25.4% from $335.0 million for the same period of 2001. Financial Guaranty contributed $41.4 million of this increase, partially due to the inclusion of that segment for six months during 2002 compared to four months in 2001. The remaining increase came from Mortgage Insurance. Net investment income of $87.2 million for the six months ended June 30, 2002 increased $19.7 million or 29.2% from $67.5 million reported in the comparable period of 2001. Equity in net income of affiliates increased 83.1% from $24.8 million for the first six months of 2001 to $45.4 million for the same period of 2002. Other income increased 42.3% to $22.2 million for the first six months of 2002 compared to $15.6 million in the comparable period of 2001.

         The provision for losses was $57.6 million for the second quarter of 2002, an increase of $5.3 million or 10.1% from the $52.3 million reported for the second quarter of 2001. Approximately $3.8 million of this was related to Mortgage Insurance to support an increase in claims payments, and $1.5 million was due to balance sheet strengthening at Financial Guaranty. Policy acquisition costs for the second quarter of 2002 were $25.6 million, up from $22.0 million in the second quarter of 2001. Other operating expenses of $44.5 million increased $11.6 million or 35.3% from the $32.9 million reported in the second quarter of 2001. This was primarily due to increases in salaries and benefits related to an increase in headcount to support higher volumes, increased legal fees and fees for outside services, and increased depreciation and software costs due to increased capital expenditures in late 2001 and 2002. Interest expense of $7.2 million increased from $4.4 million for the second quarter of 2001, as a result of the issuance of $250 million of long-term debt in May 2001 and $220 million of convertible debt in January 2002, combined with the $75 million of debt acquired as a result of the Financial Guaranty acquisition in February 2001. The provision for losses of $115.0 million for the first six months of 2002 increased $13.4 million or 13.2% from the same period of 2001. The increase in the provision for losses for the six month period of 2002 was primarily related to increased claims and balance sheet strengthening at Financial Guaranty. Policy acquisition costs were $49.1 million for the six months ended June 30, 2002 compared to $39.0 million for the first six months of 2001. Other operating expenses were $89.2 million for the first six months of 2002, a $32.3 million or 56.8% increase from the same period of 2001. Interest expense of $14.4 million increased from $5.8 million for the first six months of 2001, due to the increases in levels of long-term debt to support higher business volumes discussed above. The consolidated effective tax rate for the three and six months ended June 30, 2002 was 29.7% and 29.4%, respectively, compared to 28.6% for both the three and six month periods of 2001.

MORTGAGE INSURANCE - RESULTS OF OPERATIONS

         Net income for the second quarter was $73.6 million, up from $68.4 million in the second quarter of 2001. This increase was due to an increase in earned premiums and investment income partially offset by decreases in other income and an increase in the provision for losses, policy acquisition costs, other operating expenses and interest expense.

         Primary new insurance written during the second quarter of 2002 was $10.1 billion, a 6% decrease compared to $10.8 billion for the second quarter of 2001. This decrease in Mortgage Insurance's primary new insurance written volume for the second quarter of 2002 was primarily due to a decrease in insurance written through contract underwriting due to a reduction in contract underwriting staff. The industry experienced a 15% increase in new insurance written volume for the second quarter of 2002 as compared to the second quarter of 2001. The Company's market share of the industry based on new insurance written decreased to 11.7% in the second quarter of 2002, compared to almost 18% in the first quarter of 2002 and 14.3% in the second quarter of 2001. The Company's market share of the industry based on new insurance written for the first six months of 2002 was 14.6%. During the first six months of 2002, Mortgage Insurance wrote $6.4 billion or 26.7% of new insurance written in structured transactions as compared to $2.6 billion or 13.4% of new insurance written in the same period of 2001. Of this amount in 2002, $4.8 million was written in the first three months of the year. The amount originated in the first quarter of 2002 includes a large structured transaction for $3.9 billion for one customer comprised of prime mortgage loans originated throughout the United States. The Company's participation in the structured transactions market is likely to vary significantly from quarter to quarter as the Company competes with other mortgage insurers as well as capital market executions for these transactions. In the second quarter and year-to-date periods of 2002, Mortgage Insurance wrote $35 million and $121 million of pool insurance risk as compared to $55 million and $88 million in the same periods of 2001.

         Mortgage Insurance's volume in the second quarter and year-to-date period of 2002 continued to be positively impacted by relatively lower interest rates that affected the entire mortgage industry. The continued low interest rate environment caused refinancing activity at the beginning of 2002 to continue to remain high and contributed to relatively strong new insurance volume through the second quarter of 2002. Mortgage Insurance's refinancing activity as a percentage of primary new insurance written was 44% for the second quarter of 2002 as compared to 42% for the same period in 2001. The refinancing percentages for the six months ended June 30, 2002 and 2001, were 40% and 39%, respectively. The persistency rate, which is defined as the percentage of insurance in force that is renewed in any given year, was 59.3% for the twelve months ended June 30, 2002 as compared to 72.6% for the twelve months ended June 30, 2001. This decrease was consistent with the increasing level of refinancing activity, which caused the cancellation rate to increase. The expectation for the balance of 2002 is a continuation of strong industry volume and a gradual increase in persistency rates, influenced by a leveling off of interest rates.

         The Company insures non-traditional loans, specifically Alternative A and A minus loans (collectively, referred to as "non-prime" business). Alternative A borrowers have a similar credit profile to the Company's typical insured borrowers, but these loans are underwritten with reduced documentation and verification of information. The Company typically charges a higher premium rate for this business due to the reduced documentation, but does not consider this business to be significantly more risky than its prime business. The A minus loan programs typically have non-traditional credit standards that are less stringent than standard credit guidelines. To compensate for this additional risk, the Company receives a higher premium for insuring this product that the Company believes is commensurate with the additional default risk. During the second quarter and year-to-date period of 2002, non-prime business accounted for $3.3 billion and $7.8 billion or 32.7% and 32.5%, respectively of Mortgage Insurance's primary new insurance written. This compared to $3.0 billion and $5.3 billion or 27.8% and 27.3% for the same periods in 2001. Of the $3.3 billion of non-prime business for the second quarter of 2002 and $7.8 billion year-to-date 2002, $2.3 billion and $5.8 billion, respectively, was Alternative A.

         The Company insures mortgage-related assets in a Pennsylvania domiciled insurer, Radian Insurance Inc. ("Radian Insurance"). Radian Insurance is rated AA by Standard & Poor's Insurance Rating Service and Fitch Ratings and Aa3 by Moody's Investors Service and was formed to write credit insurance and financial guaranty insurance on mortgage-related assets that are not permitted to be insured by monoline mortgage guaranty insurers. Such assets include second mortgages, manufactured housing loans, home equity loans and mortgages with loan-to-value ratios above 100%. Beginning in October 2001, Radian Insurance entered into a reinsurance agreement with one of its affiliates, Radian Asset Assurance, whereby Radian Insurance ceded substantially all of the insurance business and premium associated with certain obligations secured by mortgage-backed securities and manufactured housing loans. Because most Financial Guaranty business on mortgage related assets will be written in Radian Asset Assurance and Amerin will be the primary writer of second mortgage insurance in the future, the business written by Radian Insurance will be substantially reduced in 2002. The second mortgage new insurance written by Amerin in the second quarter and first six months of 2002 was $139.6 million and $168.6 million, respectively. The comparable amounts of second mortgage new insurance written in 2001 were $807.0 million and $1.9 billion, respectively. This reduction was a result of the tightening of underwriting guidelines. Radian Insurance originated $10 million par amount of financial guaranty insurance in the second quarter and first six months of 2002. The business originated by Radian Insurance related to certain non-investment grade financial guaranty insurance on mortgage related assets.

         Net premiums earned in the second quarter and first six months of 2002 were $167.9 million and $336.9 million, respectively. These amounts represent increases of 13.1% and 14.9% respectively, compared to the comparable periods of 2001. These increases, which were greater than the increase in insurance in force, reflected a significant increase in new insurance volume, which are monthly policies. This increase included a slightly higher percentage of non-prime business. This type of business has higher premium rates, which are commensurate with the increased level of risk associated with the insurance. The insurance in force growth resulting from strong new insurance volume in the second quarter of 2002 was offset by the decrease in persistency levels. These lower persistency levels will impact premiums earned in future periods. There was an increase in direct primary insurance in force for the first six months of 3.2%, from $107.9 billion at December 31, 2001 to $111.4 billion at June 30, 2002. Total pool risk in force was $1.7 billion at June 30, 2002 compared to $1.6 billion at December 31, 2001.

         Mortgage Insurance and other companies in the industry have entered into risk-sharing arrangements with various customers that are designed to allow the customer to participate in the risks and rewards of the mortgage insurance business. One such product is captive reinsurance, in which a mortgage lender sets up a mortgage reinsurance company that assumes part of the risk associated with that lender's insured book of business. In most cases, the risk assumed by the reinsurance company is an excess layer of aggregate losses that would be penetrated only in a situation of adverse loss development. For the second quarter of 2002, premiums ceded under captive reinsurance arrangements were $13.7 million, or 8.2% of total premiums earned during the period, as compared to $13.4 million, or 9.0% of total premiums earned for the same period of 2001. For the year-to-date period of 2002, premiums ceded under captive reinsurance arrangements were $24.9 million, or 7.4% of total premiums earned during the period, as compared to $25.4 million, or 8.7% of total premiums earned for the same period of 2001. Primary new insurance written under captive reinsurance arrangements for the three and six months ended June 30, 2002 was $4.4 billion and $8.2 billion, respectively, or 42.9% and 34.1%, respectively, of total primary new insurance written for the second quarter and year to date period of 2002 as compared to $2.9 billion and $5.8 billion, respectively, for the three and six months ended June 30, 2001, or 26.9% and 29.6%, respectively, of total primary new insurance written.

         Net investment income for the second quarter of 2002 was $27.0 million, a 10.2% increase compared to $24.5 million for the same period of 2001. This increase was a result of continued growth in invested assets primarily due to positive operating cash flows during the second quarter of 2002 and the allocation of interest income from net financing activities. The Company has continued to invest some of its net operating cash flow in tax-advantaged securities, primarily municipal bonds, although the Company's investment policy allows the purchase of various other asset classes, including common stock and convertible securities. The Company's intent is to target the common equity exposure at a maximum of 5% of the investment portfolio's market value while the investment-grade convertible securities and investment-grade asset-backed securities exposures are each targeted not to exceed 10% each. Net investment income was $52.8 million for the six months ended June 30, 2002 compared to $47.5 million for the same period of 2001, also due to the reasons stated above.

         The provision for losses was $47.3 million for the three months ended June 30, 2002, an increase of 8.7% compared to $43.5 million for the comparable three months of 2001. Claims activity is not spread evenly throughout the coverage period of a book of business. Relatively few claims are received during the first two years following issuance of the policy. Historically, claim activity has reached its highest level in the third through fifth years after the year of loan origination. Approximately 67.9% of the primary risk in force and approximately 43.1% of the pool risk in force at June 30, 2002 had not yet reached its anticipated highest claim frequency years. The overall default rate for both primary and pool insurance at June 30, 2002 was 2.3%, compared to 2.2% at December 31, 2001, while the default rate on the primary business was 3.5% at June 30, 2002 consistent with December 31, 2001. The change in the primary default rate resulted from a 43 basis point decline in the delinquency rate on our prime loans, partially offset by a 190 basis point increase in the non-prime delinquency rate. A strong economy generally results in better loss experience and a decrease in the overall level of losses. A continued weakening of the economy could negatively impact the Company's overall default rates, which would result in an increase in the provision for losses. The number of defaults increased slightly from 41,147 at December 31, 2001 to 41,275 at June 30, 2002 while the average loss reserve per default increased from $11,291 at the end of 2001 to $11,789 at June 30, 2002. The reserve as a percentage of risk in force was 1.7% at June 30, 2002 and 1.6% at December 31, 2001. Mortgage Insurance has reported an increased number of defaults on non-prime business insured beginning in 1997. Although the default rate for this business is higher than on the prime book of business, it is within the expected range for this type of business, and the higher premium rates charged are expected to compensate for the increased level of risk. The number of non-prime loans in default at June 30, 2002 was 11,643, which represented 36.8% of the total number of primary loans in default as compared to 7,704 at December 31, 2001, which represented 24.8% of the primary loans in default. The default rate on this business rose from 5.5% at December 31, 2001 to 7.4% at June 30, 2002 as compared to the primary default rate on the prime business of 2.7% at June 30, 2002 and 3.1% at December 31, 2001. Direct losses paid in the second quarter of 2002 increased to $39.3 million as compared to $37.0 million in the first quarter of 2002 and $19.9 million for the second quarter of 2001. Direct paid losses for the first six months of 2002 were $76.2 million as compared to $41.6 million for the same period of 2001, an increase of 83.2%. Claims paid for the second mortgage business for the second quarter and first six months of 2002 were $2.6 million and $8.5 million, respectively. The severity of loss payments has increased due to deeper coverage amounts and larger loan balances, and any negative impact on future property values would most likely increase the loss severity. In addition, the claims in the six months of 2002 have been impacted by the rise in delinquencies from 2001 that have proceeded to foreclosure.

         The following table provides selected information as of and for the periods indicated for the Mortgage Insurance segment:

                                                            Three Months Ended                  Six Months Ended
                                                   ------------------------------------      ----------------------
                                                   June 30,      March 31,     June 30,      June 30,       June 30,
($ thousands, unless specified otherwise)            2002          2002          2001          2002          2001
                                                   --------      --------      --------      --------      --------
Provision for losses                               $ 47,318      $ 45,098      $ 43,506      $ 92,416      $ 89,950
Reserve for losses                                 $475,288      $471,268      $435,202

                                                            Three Months Ended                  Six Months Ended
                                                   ------------------------------------      ----------------------
                                                   June 30,      March 31,     June 30,      June 30,       June 30,
                                                     2002          2002          2001          2002          2001
                                                   --------      --------      --------      --------      --------
PRIMARY INSURANCE:
   Prime:
     Number of insured loans                        749,065       763,990       788,880
     Number of loans in default                      20,012        20,244        19,448
     Percentage of total loans in default              2.67%         2.65%         2.47%

   Non-Prime:
     Number of insured loans                        156,521       144,617        92,065
     Number of loans in default                      11,643        10,593         4,398
     Percentage of total loans in default              7.44%         7.32%         4.78%

   Total:
     Number of insured loans                        905,586       908,607       880,945
     Number of loans in default                      31,655        30,837        23,846
     Percentage of total loans in default              3.50%         3.39%         2.71%

   Claims paid:
     Georgia                                       $  2,774      $  3,686      $    665      $  6,460      $  1,372
     California                                       2,879         2,702         1,705         5,581         3,615
     Utah                                             2,010         2,505           870         4,515         2,001
     Texas                                            2,668         1,611           864         4,279         1,776
     Florida                                          1,926         1,674         1,891         3,600         4,323

   Total Claims Paid                               $ 37,892      $ 31,755      $ 19,504      $ 69,647      $ 42,434

   Percentage of total claims paid:
     Georgia                                            7.3%         11.6%          3.4%          9.3%          3.2%
     California                                         7.6           8.5           8.7           8.0           8.5
     Utah                                               5.3           7.9           4.5           6.5           4.7
     Texas                                              7.0           5.1           4.4           6.1           4.2
     Florida                                            5.1           5.3           9.7           5.2          10.2

   Risk in Force: ($ millions)
     California                                    $  4,459      $  4,463      $  4,031
     Florida                                          2,037         2,008         1,868
     New York                                         1,629         1,643         1,526
     Texas                                            1,401         1,401         1,325
     Georgia                                          1,196         1,203         1,102

   Total Risk in Force                             $ 26,716      $ 26,715      $ 25,072

   Percentage of total risk in force:
     California                                        16.7%         16.7%         16.1%
     Florida                                            7.6           7.5           7.5
     New York                                           6.1           6.1           6.1
     Texas                                              5.2           5.2           5.3
     Georgia                                            4.5           4.5           4.4

   Reserve for Losses as a % of Risk in Force           1.7%          1.7%          1.6%

                                                            Three Months Ended                  Six Months Ended
                                                   ------------------------------------      ----------------------
                                                   June 30,      March 31,     June 30,      June 30,       June 30,
                                                     2002          2002          2001          2002          2001
                                                   --------      --------      --------      --------      --------
New insurance written: ($ millions)
   Prime                                           $  6,838      $  9,378      $  7,812      $ 16,216      $ 14,067
   Non-Prime                                          3,309         4,485         3,012         7,794         5,347
                                                   --------      --------      --------      --------      --------
   Total                                           $ 10,147      $ 13,863      $ 10,824      $ 24,010      $ 19,414

Primary risk written ($ millions)                     2,501         3,591         2,641         6,092         4,741
Direct primary insurance in force ($ millions)     $111,424      $107,918      $104,257

POOL INSURANCE:
   Pool risk written  ($ millions)                 $     35      $     86      $     55      $    121      $     88
   GSE pool risk in force ($ millions)             $  1,222      $  1,224      $  1,212
   Total pool risk in force ($ millions)           $  1,745      $  1,723      $  1,517

         Underwriting and other operating expenses were $44.6 million for the second quarter of 2002, an increase of 11.2% compared to $40.1 million for the same period of 2001. For the six months ended June 30, 2002, these expenses were $89.0 million, an increase of 23.4% compared to $72.1 million for the comparable period of 2001. These expenses consist of policy acquisition expenses, which relate directly to the acquisition of new business, and other operating expenses, which primarily represent contract underwriting expenses, overhead and administrative costs.

         Policy acquisition costs were $17.3 million in the second quarter of 2002, an increase of 10.2% compared to $15.7 million in the second quarter of 2001. While new insurance written volume has not increased, the amortization of expenses is related to the premium recognition over the life of an account. Much of the amortization in the current year represents costs that were expended in 2001. Other operating expenses for the second quarter of 2002 were $27.2 million, an increase of 11.9% compared to $24.3 million for the second quarter of 2001. This reflects an increase in expenses associated with the Company's technological, administrative and support functions. Contract underwriting expenses for the second quarter of 2002 included in other operating expenses were $10.3 million as compared to $11.9 million for the same period in 2001, a decrease of 13.4%. This $1.6 million decrease in contract underwriting expenses during the second quarter of 2002 reflected the slightly lower demand for contract underwriting services. Other income related to contract underwriting services was $3.4 million for the second quarter of 2002 as compared to $4.1 million for the same period in 2001. During the first six months of 2002, loans underwritten via contract underwriting accounted for 31.8% of applications, 29.7% of insurance commitments, and 22.6% of certificates issued by the Company as compared to 31.4% of applications, 30.2% of commitments and 23.4% of certificates in the first six months of 2001.

         The effective tax rate for the quarter and year-to-date period ended June 30, 2002 was 27.9% and 27.7% as compared to 27.4% for the second quarter and the year-to-date period of 2001.

         The U.S. Department of Housing and Urban Development has proposed a rule under the Real Estate Settlement Procedures Act ("RESPA") to create a safe harbor from the provisions of RESPA that prohibit the giving of any fee, kickback or thing of value pursuant to any agreement or understanding that real estate settlement services will be referred. The proposed rule would make the safe harbor available to lenders that, at the time a borrower submits a loan application, give the borrower a firm, guaranteed price for all the settlement services associated with the loan. Mortgage insurance could be included as one of these settlement services. The proposed rule was published in the Federal Register on July 29, 2002 and is subject to a 90-day comment period. If the rule is implemented, the premiums charged for mortgage insurance could be affected.

FINANCIAL GUARANTY INSURANCE - RESULTS OF OPERATIONS

         The financial guaranty insurance operations are conducted through Financial Guaranty and primarily involve the direct insurance and reinsurance of municipal bonds and structured finance obligations. Reinsurance is assumed primarily from the four primary monoline financial guaranty insurers. Radian Reinsurance Inc., a subsidiary of Financial Guaranty ("Radian Re"), currently derives substantially all of its reinsurance premium revenues from those four monolines. Approximately 27.4% of total gross written premiums for Financial Guaranty were derived from these four monolines in 2002. A substantial reduction in the amount of insurance ceded by one or more of these four principal clients could have a material adverse effect on Financial Guaranty's gross written premiums and, consequently, its results of operations. Financial Guaranty is also dependent on reinsurance for trade credit insurance written.

         The results of operations for the year-to-date period of 2001 include the results of Financial Guaranty from the date of acquisition, February 28, 2001. Since the acquisition, business volumes in Financial Guaranty have increased significantly, leading to large increases in premiums written and more gradual increases in premiums earned since premiums are often earned over many years.

         Net income for the second quarter of 2002 was $20.8 million compared to $16.6 million in the same period of 2001. Net premiums written and earned for the second quarter of 2002 were $73.3 million and $43.2 million, respectively, compared to $39.8 million and $30.7 million, respectively, for the same periods of 2001. Net income for the six months ended June 30, 2002 was $38.1 million compared to $22.3 million for the same period of 2001. Net premiums written and earned for the six month period of 2002 were $135.9 million and $83.3 million, respectively, compared to $49.4 million and $41.9 million, respectively, for the comparable period in 2001. For the second quarter of 2002, there was $521.0 million of par insured originated in the municipal bond insurance area including $225.0 million in the healthcare sector and $225.0 million in the higher education sector. In the non-municipal or global structured products area, Financial Guaranty wrote $1.7 billion of par, primarily in the form of credit protection on synthetic, static pools of investment-grade collateralized debt obligations. The following table shows the breakdown of premiums written and earned for each period.

                                            Quarter Ended            Six Months Ended
                                               June 30                   June 30
                                        ---------------------     ---------------------
                                          2002         2001         2002         2001
                                        --------     --------     --------     --------
                                            (in thousands)            (in thousands)
Net premiums written:
     Muni direct                        $ 15,956     $  5,497     $ 30,540     $  6,678
     Muni reinsurance                      7,212       14,260       23,194       16,251
     Non-muni direct                      21,669        2,102       29,684        2,815
     Non-muni reinsurance                 15,256       10,412       30,970       12,866
     Trade credit                         13,189        7,516       21,470       10,792
                                        --------     --------     --------     --------
         Total net premiums written     $ 73,282     $ 39,787     $135,858     $ 49,402
                                        ========     ========     ========     ========

Net premiums earned:
     Muni direct                        $  3,314     $  3,336     $  6,833     $  5,410
     Muni reinsurance                     10,840        6,891       18,505        9,014
     Non-muni direct                       8,944        3,323       15,499        4,522
     Non-muni reinsurance                 12,565       10,114       27,605       13,243
     Trade credit                          7,495        7,069       14,866        9,732
                                        --------     --------     --------     --------
         Total net premiums earned      $ 43,158     $ 30,733     $ 83,308     $ 41,921
                                        ========     ========     ========     ========

         Included in net premiums earned for the second quarter and year-to-date periods of 2002 were refundings of $3,264,000 and $3,903,000, respectively, compared to $1,575,000 and $2,805,000 for the same periods of 2001.

         Net investment income was $17.5 million and $34.4 million for the second quarter and year-to-date periods of 2002, compared to $14.9 million and $19.9 million for the similar periods of 2001. The provision for losses was $10.3 million for the second quarter of 2002 compared to $8.8 million for the second quarter of 2001 and the year-to-date 2002 provision was $22.6 million compared to $11.6 million in 2001. The provision represented 23.8% and 27.1% of earned premiums for the second quarter and year-to-date periods of 2002 compared to 28.6% and 27.7% in the same periods of 2001. Financial Guaranty paid one large claim for approximately $9.0 million in the year-to-date period of 2002. The remaining claims of $9.5 million relate primarily to trade credit insurance. Policy acquisition and other operating expenses were $16.1 million and $32.6 million for the three and six month periods of 2002 compared to $10.5 million and $16.4 million for the three and six month periods of 2001. This resulted in an expense ratio of 37.2% and 38.0% for the second quarter and year-to-date period of 2002 compared to 34.3% and 39.1% for the 2001 periods. Interest expense for the second quarter of 2002 was $2.1 million compared to $1.7 million in the second quarter of 2001. For the year-to-date periods of 2002 and 2001, interest expense was $4.7 million and $2.1 million, respectively. All periods include interest allocated on the Company's debt financing. Net losses of $3.5 million and $5.8 million for the second quarter and year-to-date periods of 2002 related primarily to the change in the fair value of derivative instruments, primarily convertible debt securities and financial guaranty contracts that are considered to be a derivative instrument.

         The effective tax rate was 27.8% and 27.7% for the three and six months ended June 30, 2002 compared to 27.4% for both periods of 2001.

MORTGAGE SERVICES - RESULTS OF OPERATIONS

         The mortgage services results include the operations of RadianExpress.com Inc. ("RadianExpress") and the asset-based businesses conducted through Financial Guaranty's minority owned subsidiaries, C-BASS and Sherman. The Company owns a 46% interest in C-BASS and a 45.5% interest in Sherman. C-BASS is engaged in the purchasing, servicing and/or securitizing of special assets, including sub-performing/non-performing and seller-financed residential mortgages, real estate and subordinated residential mortgage-based securities. Sherman conducts a business that focuses on purchasing and servicing delinquent, primarily unsecured consumer assets.

         Net income for the second quarter and year-to-date periods of 2002 was $14.5 and $24.9 million compared to $7.6 million and $13.9 million for the same periods in 2001. Equity in net income of affiliates (pre-tax) was $26.9 million for the second quarter of 2002 compared to $14.3 million for the comparable period in 2001. For the year-to-date periods of 2002 and 2001, equity in net income of affiliates was $45.4 million and $26.1 million, respectively. C-BASS accounted for $21.5 million (pre-tax) of the total income from affiliates in the second quarter of 2002 and $37.6 million (pre-tax) of the year-to-date 2002 amount. These results could vary significantly from period to period due to a substantial portion of C-BASS's income being generated from sales of mortgage-backed securities in the capital markets. These markets can be volatile, subject to change in interest rates, the credit environment and liquidity.

         RadianExpress contributed $5.8 million of other income and $6.2 million of operating expenses for the second quarter of 2002 compared to $3.1 million and $3.6 million, respectively, for the second quarter of 2001. Year-to-date 2002, RadianExpress had revenues of $11.5 million and expenses of $12.6 million, compared to $5.0 million and $6.3 million, respectively in the year-to-date period of 2001. RadianExpress processed approximately 105,000 applications during the second quarter of 2002 and 225,000 applications year-to-date 2002. In the second quarter and year to date periods of 2001, RadianExpress processed 79,000 and 164,000 applications, respectively. In June 2002, the Company received a cease and desist order from the State of California in connection with the offering of its Radian Lien Protection product. This cease and desist order has not had a material impact on the Company's overall operations, but it has significantly reduced the potential for future revenues of RadianExpress. The Company is vigorously appealing this cease and desist order.

OTHER

         Two wholly-owned subsidiaries of Financial Guaranty, Singer Asset Finance Company, L.L.C. ("Singer") and Enhance Consumer Services LLC ("ECS"), which had been engaged in the purchase, servicing, and securitization of assets including state lottery awards, structured settlement payments and viatical settlements, are currently operating on a run-off basis. Their operations consist of servicing the prior originations of non-consolidated special purpose vehicles and the results of these subsidiaries are not expected to be material to the financial results of the Company. At June 30, 2002, the Company has approximately $533.0 million and $509.0 million of non-consolidated assets and liabilities, respectively, associated with the Singer special purpose vehicles. The Company's investment in these special purpose vehicles is $25.0 million at June 30, 2002.

         Another insurance subsidiary, Van-American Insurance Company, Inc., is engaged on a run-off basis, in reclamation bonds for the coal mining industry and surety bonds covering closure and post-closure obligations of landfill operators. Such business is not expected to be material to the financial results of the Company.

         At June 30, 2002, the Company, through its ownership of Financial Guaranty, owned an indirect 36.5% equity interest in Exporters Insurance Company Ltd., an insurer of primarily foreign trade receivables for multinational companies. Financial Guaranty provides significant reinsurance capacity to this joint venture on a quota-share, surplus share and excess-of-loss basis.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's sources of funds consist primarily of premiums and investment income. Funds are applied primarily to the payment of the Company's claims and operating expenses.

         Cash flows from operating activities for the six months ended June 30, 2002 were $267.8 million as compared to $213.4 million for the same period of 2001. This increase consisted of an increase in net premiums written and investment income received partially offset by increases in losses paid and operating expenses. Positive cash flows are invested pending future payments of claims and other expenses; excess cash flow needs, if any, are funded through sales of short-term investments and other investment portfolio securities.

         Stockholders' equity, plus redeemable preferred stock of $40.0 million, increased to $2.6 billion at June 30, 2002 from $2.3 billion at December 31, 2001. This resulted from net income of $212.9 million, proceeds from the issuance of common stock of $25.5 million and an increase in the market value of securities available for sale of $14.3 million, net of tax, offset by dividends of $5.4 million.

         As of June 30, 2002, the Company and its subsidiaries had plans to continue investing in significant information technology and infrastructure upgrades over the next two years at an estimated cost of $25 million to $30 million. The Company plans to move its Data Center to Dayton, Ohio in the coming year. Cash flows from operations will be used to fund these expenditures.

         Financial Guaranty was party to a credit agreement (as amended, the "Credit Agreement") with major commercial banks providing Financial Guaranty with a borrowing facility aggregating up to $175.0 million, the proceeds of which were used for general corporate purposes. The outstanding principal balance under the Credit Agreement of $173.7 million was retired on May 29, 2001.

         The Company owns a 46% interest in C-BASS. The Company did not make any capital contributions to C-BASS since the Company acquired its interest in C-BASS in connection with the acquisition of Financial Guaranty. C-BASS paid $20.1 million of dividends to the Company during the first six months of 2002 and $12.8 million during all of 2001.

         The Company owns a 45.5% interest in Sherman. The Company did not made any capital contributions to Sherman in the first six months of 2002, but made $15.0 million of contributions during full year 2001. In conjunction with the acquisition of its interest in Sherman, the Company guaranteed payment of up to $25.0 million of a revolving credit facility issued to Sherman. There were no outstanding drawdowns on the line of credit as of June 30, 2002.

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

         In February 2002, the Company closed on a $50 million Senior Revolving Credit Facility. The facility is unsecured and expires in one year. The facility will be used for working capital and general corporate purposes. The facility bears interest on any amounts drawn at either the Borrower's Base rate as defined in the agreement, or at a rate above LIBOR based on certain debt to capital ratios. There have been no drawdowns on this facility.

         In March 2002, the Company made a $20 million investment in Primus Guaranty, Ltd, a Bermuda holding company and parent company to Primus Financial Products, Inc. ("Primus"), a Triple A rated company that provides credit risk protection to derivatives dealers and credit portfolio managers on individual investment-grade entities. In connection with the capitalization and Triple A rating of Primus, Radian Re has provided Primus with an excess of loss insurance policy. The Company accounts for the Primus investment under the equity method of accounting. Their results for the second quarter of 2002 were immaterial to the consolidated financial statements.

         In July 2002, the Company issued a notice of redemption for the Company's $4.125 Preferred Stock, par value $.001 per share. The notice calls for the redemption of all 800,000 outstanding shares of the Company's preferred stock on August 15, 2002. Pursuant to the Company's sinking fund redemption obligation, 72,000 shares will be redeemed at $50.00 per share, and the remaining 728,000 shares will be redeemed at $54.125 per share. Accrued and unpaid dividends on the shares to the date of redemption will also be paid as part of the redemption price.

         The Company believes that Radian Guaranty will have sufficient funds to satisfy its claims payments and operating expenses and to pay dividends to the Company for at least the next 12 months. The Company also believes that it will be able to satisfy its long-term (more than 12 months) liquidity needs with cash flow from Mortgage Insurance and Financial Guaranty. As a holding company, the Company conducts its principal operations through Mortgage Insurance and Financial Guaranty. The Company's ability to pay dividends on the $4.125 Preferred Stock is dependent upon dividends or other distributions from Mortgage Insurance or Financial Guaranty. In connection with obtaining approval from the New York Insurance Department for the change of control of Financial Guaranty when the Company acquired Financial Guaranty, Financial Guaranty agreed not to declare or pay dividends for a period of two years following consummation of the acquisition. Consequently, the Company cannot rely upon or expect any dividends or other distributions from Financial Guaranty. Based on the Company's current intention to pay quarterly common stock dividends of approximately $0.02 per share, the Company will require approximately $7.6 million annually to pay the dividends on the outstanding shares of common stock. The Company will also require $29.4 million annually to pay the debt service on its long-term and short-term debt financing and approximately $43.4 million to redeem its preferred stock. The Company believes that it has the resources to meet these cash requirements for the next twelve months. There are regulatory and contractual limitations on the payment of dividends or other distributions from its insurance subsidiaries. The Company does not believe that any of these restrictions will prevent the payment by its subsidiaries or the Company of these anticipated dividends or distributions in the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         During the first six months of 2002, the Company experienced an increase in the fair market value of the available for sale portfolio, which resulted in an increase in the net unrealized gain on the investment portfolio of $14.3 million. The accumulated net unrealized gain at June 30, 2002 was $24.7 million compared to $10.4 million at December 31, 2001. This increase in value was a result of changes in market interest rates and not a result of changes in the composition of the Company's investment portfolio. The market value of the Company's long-term and short-term debt at June 30, 2002 was $588.0 million. For a more complete discussion about the potential impact of interest rate changes upon the fair value of the financial instruments in the Company's investment portfolio, see "Quantitative and Qualitative Disclosures about Market Risk" in the Company's 2001 Form 10-K.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 7, 2002, the Annual Meeting of Stockholders of the Company was held. At the meeting, the following matters were submitted to a vote of the stockholders of the Company, with the voting results indicated below:

         1) The election of four directors to serve for a three-year term beginning at the 2002 Annual Meeting of Stockholders and expiring at the 2005 Annual Meeting of Stockholders.

                           For          Withheld
                       ----------      ---------
David C. Carney        83,110,162      1,002,617
Howard B. Culang       83,909,581        203,198
Rosemarie B. Greco     83,910,525        202,254
Ronald W. Moore        83,908,080        204,699

         2) The approval of the appointment of Deloitte & Touche LLP as the Company's independent auditors for the year ending December 31, 2002.

   For           Against          Abstain
----------      ---------         ------
79,676,136      4,399,579         37,064

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

Exhibit No.       Exhibit Name
-----------       ------------
11                Statement Re: Computation of Per Share Earnings.

         (b)      REPORTS ON FORM 8-K

                  Current Report on Form 8-K filed with the Securities and Exchange Commission on July 16, 2002 reporting the Company's announcement that it has called for redemption all of the outstanding shares of its $4.125 Preferred Stock, par value $.001 per share.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        RADIAN GROUP INC.

Date:  August 13, 2002                  /s/  C. Robert Quint
                                        --------------------
                                        C. Robert Quint
                                        Executive Vice President and
                                          Chief Financial Officer

                                        /s/  John J. Calamari
                                        ---------------------
                                        John J. Calamari
                                        Vice President and Corporate Controller

                                  EXHIBIT INDEX

Exhibit No.       Exhibit Name
-----------       ------------
11                Statement Re: Computation of Per Share Earnings.