Form 10-Q
period 2002-09-30
RADIAN GROUP INC
filed 2002-11-14
CIK 890926

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                              ---------------------  ----------------------

                         Commission file number 1-11356

                                RADIAN GROUP INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                         23-2691170
            --------                                         ----------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                          Identification No.)

1601 MARKET STREET, PHILADELPHIA, PA                           19103
------------------------------------                           -----
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

Yes X    No
   ----    ----

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes X    No
   ----    ----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes X    No
   ----    ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 93,471,420 shares of Common Stock, $0.001 par value, outstanding on November 8, 2002.

RADIAN GROUP INC. AND SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION                                                       PAGE NUMBER
    Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets                                            3
         Condensed Consolidated Statements of Income                                      4
         Condensed Consolidated Statement of Changes in Common Stockholders' Equity       5
         Condensed Consolidated Statements of Cash Flows                                  6
         Notes to Unaudited Condensed Consolidated Financial Statements                   7
    Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                           12
    Item 3.  Quantitative and Qualitative Disclosures about Market Risk                  24
    Item 4.  Controls and Procedures                                                     24

PART II - OTHER INFORMATION

    Item 1.  Legal Proceedings                                                           25
    Item 6.  Exhibits and Reports on Form 8-K                                            25

SIGNATURES                                                                               26

CERTIFICATIONS                                                                           27

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RADIAN GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                            September 30   December 31
                                                                                         -----------------------------
(In thousands, except share amounts)
Assets
     Investments
         Fixed maturities held to maturity - at amortized cost (fair value $417,412
             and $461,962)                                                               $   390,089       $   442,198
         Fixed maturities available for sale - at fair value (amortized cost
             $3,255,187 and $2,552,930)                                                    3,403,421         2,567,200
         Trading securities - at fair value (cost $43,585 and $22,599)                        36,911            21,659
         Equity securities - at fair value (cost $195,226 and $116,978)                      156,114           120,320
         Short-term investments                                                              122,852           210,788
         Other invested assets                                                                 6,479             7,310
                                                                                         -----------       -----------
             Total Investments                                                           $ 4,115,866       $ 3,369,475
                                                                                         -----------       -----------
     Cash                                                                                      9,448            60,159
     Investment in affiliates                                                                235,324           177,465
     Deferred policy acquisition costs                                                       179,837           151,037
     Prepaid federal income taxes                                                            287,900           326,514
     Provisional losses recoverable                                                           47,490            47,229
     Other assets                                                                            355,024           306,747
                                                                                         -----------       -----------
                                                                                         $ 5,230,889       $ 4,438,626
                                                                                         -----------       -----------
Liabilities and Stockholders' Equity
     Unearned premiums                                                                   $   576,851       $   513,932
     Reserve for losses                                                                      612,437           588,643
     Short -term and long-term debt                                                          544,127           324,076
     Deferred federal income taxes                                                           554,300           432,098
     Accounts payable and accrued expenses                                                   274,628           233,549
                                                                                         -----------       -----------
                                                                                         $ 2,562,343       $ 2,092,298
                                                                                         -----------       -----------

     Redeemable preferred stock, par value $.001 per share; 0 shares and 800,000 shares issued and outstanding in 2002 and 2001, respectively - at
         redemption value                                                                          0            40,000
                                                                                         -----------       -----------
Common stockholders' equity
     Common stock, par value $.001 per share; 200,000,000 shares authorized;
         95,028,010 and 94,170,300 shares issued in 2002 and 2001, respectively                   95                94
     Treasury stock; 1,188,092 and 188,092 shares in 2002 and 2001, respectively             (39,991)           (7,874)
     Additional paid-in capital                                                            1,234,926         1,210,088
     Retained earnings                                                                     1,402,180         1,093,580
     Accumulated other comprehensive income                                                   71,336            10,440
                                                                                         -----------       -----------
                                                                                           2,668,546         2,306,328
                                                                                         -----------       -----------
                                                                                         $ 5,230,889       $ 4,438,626
                                                                                         ===========       ===========

       See notes to unaudited condensed consolidated financial statements

RADIAN GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME  (UNAUDITED)

                                                                      Quarter Ended               Nine Months Ended
                                                                       September 30                   September 30
                                                                  2002            2001            2002           2001
                                                               ---------------------------------------------------------
    (In thousands, except per-share amounts)
    Revenues:
       Premiums written:
             Direct                                            $ 216,594       $ 177,769       $ 640,533       $ 524,924
             Assumed                                              35,217          21,836         104,711          63,143
             Ceded                                               (17,197)        (15,667)        (48,382)        (44,677)
                                                               ---------------------------------------------------------
       Net premiums written                                      234,614         183,938         696,862         543,390
       Increase in unearned premiums                             (25,102)         (3,448)        (67,130)        (27,896)
                                                               ---------------------------------------------------------
       Premiums earned                                           209,512         180,490         629,732         515,494
       Net investment income                                      45,503          39,956         132,741         107,431
       Equity in net income of affiliates                         12,994           7,389          58,387          32,193
       Other income                                                8,200          13,188          30,448          28,763
                                                               ---------------------------------------------------------
                                                                 276,209         241,023         851,308         683,881
                                                               ---------------------------------------------------------
    Expenses:
       Provision for losses                                       57,923          50,968         172,926         152,550
       Policy acquisition costs                                   24,716          20,327          73,765          59,364
       Other operating expenses                                   39,043          34,149         128,288          91,048
       Interest expense                                            7,177           6,003          21,571          11,852
                                                               ---------------------------------------------------------
                                                                 128,859         111,447         396,550         314,814
                                                               ---------------------------------------------------------
    Gains and losses:
       Net gains on sales of investments                           5,685           2,968           8,768           5,730
       Change in fair value of derivative instruments             (5,090)         (4,267)        (14,096)         (4,458)
                                                               ---------------------------------------------------------
                                                                     595          (1,299)         (5,328)          1,272
                                                               ---------------------------------------------------------
    Pretax income                                                147,945         128,277         449,430         370,339
    Provision for income taxes                                    41,384          36,745         130,014         105,973
                                                               ---------------------------------------------------------
    Net income                                                   106,561          91,532         319,416         264,366
                                                               ---------------------------------------------------------
    Dividends to preferred stockholder                             3,828             825           5,478           2,475
                                                               ---------------------------------------------------------
    Net income available to common stockholders                $ 102,733       $  90,707       $ 313,938       $ 261,891
                                                               =========================================================
    Basic net income per share                                 $    1.08       $    0.97       $    3.32       $    2.93
                                                               =========================================================
    Diluted net income per share                               $    1.07       $    0.96       $    3.27       $    2.88
                                                               =========================================================
    Average number of common shares outstanding - basic           94,761          93,281          94,564          89,360
                                                               =========================================================
    Average number of common and common equivalent shares
    outstanding - diluted                                         96,035          94,784          96,101          90,892
                                                               =========================================================

      See notes to unaudited condensed consolidated financial statements.

RADIAN GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY

(UNAUDITED)

                                                                                             Accumulated Other
                                                                                               Comprehensive
                                                                                               Income (Loss)
                                                                                         -------------------------
                                                                                              Foreign      Unrealized
                                                               Additional                    Currency      Holding
                                          Common    Treasury    Paid-in        Retained     Translation    Gains
                                          Stock      Stock       Capital       Earnings     Adjustment     (Losses)     Total
                                         ----------------------------------------------------------------------------------------
(In thousands)
Balance, January 1, 2002                 $    94    $ (7,874)  $1,210,088    $1,093,580    $      (586)  $    11,026  $2,306,328
Comprehensive income:
  Net income                                  --          --           --       319,416             --            --     319,416
  Unrealized foreign currency
    translation adjustment, net of tax
    of $493                                   --          --           --            --            915            --         915
  Unrealized holding gains arising
    during period, net of tax
      of $35,366                              --          --           --            --             --        65,680          --
  Less:  Reclassification adjustment
    for net gains included in net
    income, net of tax of $3,069              --          --           --            --             --        (5,699)         --
                                                                                                         -----------
 Net unrealized gain on investments,
    net of tax of  $32,297                    --          --           --            --             --        59,981      59,981
                                                                                                                      ----------
Comprehensive income                                                                                                     380,312
Issuance of common stock under
  incentive plans                              1          --       24,838            --             --            --      24,839
Redemption of preferred stock                 --          --           --        (3,003)            --            --      (3,003)
Purchase of treasury stock                    --     (32,117)          --            --             --            --     (32,117)
Dividends                                     --          --           --        (7,813)            --            --      (7,813)
                                         -------    --------   ----------    ----------    -----------   -----------  ----------
Balance, September 30, 2002              $    95    $(39,991)  $1,234,926    $1,402,180    $       329   $    71,007  $2,668,546
                                         =======    ========   ==========    ==========    ===========   ===========  ==========


       See notes to unaudited condensed consolidated financial statements.

RADIAN GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)

                                                                             Nine Months Ended
                                                                                September 30
                                                                            2002             2001
                                                                        ---------------------------
    (in thousands)
    Cash flows from operating activities                                $   429,589      $  323,079
                                                                         ----------        --------
    Cash flows from investing activities:
      Proceeds from sales of fixed maturity investments available
        for sale                                                          1,376,780         535,579
      Proceeds from sales of equity securities available for sale            12,753           3,515
      Proceeds from redemptions of fixed maturity investments
        available for sale                                                   61,068         173,776
      Proceeds from redemptions of fixed maturity investments
        held to maturity                                                     55,492          15,826
      Purchases of fixed maturity investments available for sale         (2,086,093)       (980,790)
      Purchases of equity securities available for sale                    (108,601)        (41,439)
      Sales (purchases) of short-term investments, net                       87,987         (66,197)
      Purchases of property and equipment, net                              (36,125)         (6,490)
      Sales of other invested assets                                          3,432            --
      Acquisitions, net of cash acquired                                       --             6,788
      Investment in affiliates                                              (20,000)        (15,020)
      Distributions from affiliates                                          20,095           5,261
      Other                                                                  (4,931)         (3,278)
                                                                         ----------        --------
    Net cash used in investing activities                                  (638,143)       (372,469)
                                                                         ----------        --------
    Cash flows from financing activities:
      Proceeds from issuance of common stock under incentive plans           24,839          30,047
      Acquisition costs                                                        --            (7,394)
      Issuance of long-term debt                                            215,937         247,058
      Repayment of short-term debt                                             --          (173,724)
      Redemption of preferred stock                                         (43,003)           --
      Purchase of treasury stock                                            (32,117)         (5,715)
      Dividends paid                                                         (7,813)         (7,349)
                                                                         ----------        --------
    Net cash provided by financing activities                               157,843          82,923
                                                                         ----------        --------
    (Decrease)/increase in cash                                             (50,711)         33,533
    Cash, beginning of period                                                60,159           2,424
                                                                         ----------        --------
    Cash, end of period                                                 $     9,448       $  35,957
                                                                         ==========        ========
    Supplemental disclosures of cash flow information:
    Income taxes (received) paid                                        $    (2,881)      $  96,880
                                                                         ==========        ========
    Interest paid                                                       $    17,691       $   9,127
                                                                         ==========        ========


        See notes to unaudited condensed consolidated financial statements

                       RADIAN GROUP INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1 - CONSOLIDATED FINANCIAL STATEMENTS - BASIS OF PRESENTATION

         The consolidated financial statements included herein, include the accounts of Radian Group Inc. (the "Company" or "Radian") and its subsidiaries, including its principal mortgage guaranty subsidiaries, Radian Guaranty Inc. ("Radian Guaranty"), Amerin Guaranty Corporation ("Amerin Guaranty") and Radian Insurance Inc. ("Radian Insurance") (together referred to as "Mortgage Insurance") and its principal financial guaranty operating subsidiaries, Radian Reinsurance Inc. ("Radian Re") and Radian Asset Assurance Inc. ("Radian Asset Assurance"). The Company also has an equity interest in two active credit-based asset businesses, Credit-Based Asset Servicing and Securitization LLC ("C-BASS") and Sherman Financial Group LLC ("Sherman"). The Company has a 46.0% interest in C-BASS and a 45.5% interest in Sherman. These statements are presented on the basis of accounting principles generally accepted in the United States of America ("GAAP"). The Company has condensed or omitted certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP pursuant to such rules and regulations.

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

         The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from these estimates.

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

         The following unaudited pro forma information presents a summary of the consolidated operating results of the Company for the nine month period ended September 30, 2001, as if the acquisition of Financial Guaranty had occurred on January 1, 2001 (in thousands, except per-share information):

                                         Nine Months Ended
                                         September 30, 2001
                                         ------------------
Total revenues                               $   687,886
Net income                                   $   169,094
Net income per share-basic                   $      1.86
Net income per share-diluted                 $      1.83

3 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, on January 1, 2001. Transactions that the Company has entered into that are accounted for under SFAS No. 133, as amended, include investments in convertible securities, and selling credit protection in the form of credit default swaps and certain financial guaranty contracts that are considered credit default swaps. Credit default swaps and certain financial guaranty contracts that are accounted for under SFAS No. 133 are part of the Company's overall business strategy of offering financial guaranty protection to its customers. Currently, none of the derivatives qualify as hedges under SFAS No. 133. Therefore, changes in fair value are included in the periods presented.

         At September 30, 2002, the fair value of the Company's derivative instruments, classified as trading securities, was $36.9 million, as compared to an amortized value of $43.6 million, and the Company recognized $4.9 million, net of tax, of loss on changes in the fair value of trading securities in the consolidated statements of income for the nine months ended September 30, 2002. The notional value of the Company's credit default swaps and certain other financial guaranty contracts accounted for under SFAS No. 133 was $5.5 billion at September 30, 2002 and the Company recognized $4.3 million, net of tax, of losses on these instruments. Net unrealized losses on credit default swaps and certain other financial guaranty contracts of $9.3 million at September 30, 2002 was comprised of gross unrealized gains of $53.7 million and gross unrealized losses of $63.0 million.

         The application of SFAS 133, as amended, could result in volatility from period to period in gains and losses as reported on the Company's consolidated statements of income. The Company is unable to predict the effect this volatility may have on its financial position or results of operations.

4 - SEGMENT REPORTING

         The Company has three reportable segments: mortgage insurance, financial guaranty and mortgage services. The mortgage insurance segment provides private mortgage insurance and risk management services to mortgage lending institutions located throughout the United States. Private mortgage insurance primarily protects lenders from default-related losses on residential first mortgage loans made to homebuyers who make downpayments of less than 20% of the purchase price and facilitates the sale of these mortgages in the secondary market. The financial guaranty segment provides credit-related insurance coverage, credit default swaps and certain other financial guaranty contracts to meet the needs of customers in a wide variety of domestic and international markets. For the periods presented in this report, revenues attributable to foreign countries were not material. In addition, long-lived assets located in foreign countries were not material for the periods presented. The Company's insurance businesses within the Financial Guaranty segment include the assumption of reinsurance from monoline financial guaranty insurers for both municipal bonds and structured finance obligations. The Company also provides direct financial guaranty insurance for municipal bonds and structured transactions, trade credit reinsurance and excess Securities Investor Protection Corporation ("SIPC") insurance. The mortgage services segment deals primarily with credit-based servicing and securitization of assets in underserved markets, in particular, the purchase and servicing of and securitization of special assets, including sub-performing/non-performing mortgages, seller financed residential mortgages and delinquent consumer assets. In addition, mortgage services includes the results of RadianExpress.com ("RadianExpress"), an internet-based settlement company that provides real estate information products and services to the first and second lien mortgage industry. As a result of the acquisition of Financial Guaranty in February 2001, the results for 2001 for the Financial Guaranty and most of the Mortgage Services segments include the results from the date of acquisition. The Company's reportable segments are strategic business units, which are managed separately, as each business requires different marketing and sales expertise. Certain corporate income and expenses have been allocated to the segments. Prior period information has been restated to conform with current year segment definitions.

         In the mortgage insurance segment, the highest state concentration of risk is California at 16.5%. At September 30, 2002, California also accounted for 16.4% of Mortgage Insurance's total direct primary insurance in force and 11.8% of Mortgage Insurance's total direct pool insurance in force. California also accounted for 18.7% of Mortgage Insurance's direct primary new insurance written in the first nine months of 2002. The largest single customer of Mortgage Insurance (including branches and affiliates of such customer) measured by new insurance written, accounted for 11.7% of new insurance written during the first nine months of 2002 compared to 12.6% for full year 2001 and 11.2% for full year 2000. The new insurance written amount reported in 2002 consists of a large structured transaction, for $3.9 billion, for one customer comprised of prime mortgage loans originated throughout the United States.

         In the financial guaranty segment, the Company derives a substantial portion of its premiums written from a small number of primary insurers. In the first nine months of 2002, 22% of gross written premiums in the financial guaranty segment were derived from two primary insurers. Four primary insurers were responsible for 27% of gross written premiums. This customer concentration results from the small number of primary insurance companies who participate in writing financial guaranty insurance.

         The Company evaluates segment performance based on net income and return on investment. Summarized financial information concerning the Company's operating segments as of and for the year-to-date periods indicated, is presented in the following tables:

                                              Quarter Ended               Nine Months Ended
MORTGAGE INSURANCE                             September 30                  September 30
(in thousands)                            2002            2001            2002          2001
                                       --------------------------------------------------------
Net premiums written                  $  162,484      $  148,229       $ 488,874      $ 458,279
                                       ---------       ---------       ---------       --------
Net premiums earned                   $  162,139      $  152,098       $ 499,051      $ 445,181
Net investment income                     27,068          24,546          79,882         72,038
Equity in net income of                      --              --              --             --
affiliates
Other income                               5,570           4,666          13,980         14,446
                                       ---------       ---------       ---------       --------
  Total revenues                         194,777         181,310         592,913        531,665
                                       ---------       ---------       ---------       --------
Provision for losses                      47,081          43,707         139,497        133,657
Policy acquisition costs                  17,103          15,470          50,001         46,316
Other operating expenses                  25,182          21,843          81,236         63,069
Interest expense                           4,121           3,475          12,796          6,821
                                       ---------       ---------       ---------       --------
  Total expenses                          93,487          84,495         283,530        249,863
                                       ---------       ---------       ---------       --------
Net gains (losses)                        (1,374)           (836)         (2,305)         2,375
                                       ---------       ---------       ---------       --------
Pretax income                             99,916          95,979         307,078        284,177
Income tax provision                      27,045          26,703          84,432         78,250
                                       ---------       ---------       ---------       --------
Net income                            $   72,871      $   69,276       $ 222,646      $ 205,927
                                       =========       =========       =========       ========

Total assets                          $3,163,479      $2,611,222
Deferred policy acquisition costs         78,287          74,260
Reserve for losses                       479,157         452,864
Unearned premiums                         94,624          89,160
Equity                                 1,583,019       1,373,771

                                                    Quarter Ended              Nine Months Ended
FINANCIAL GUARANTY                                  September 30                 September 30
(in thousands)                                    2002           2001          2002           2001
                                             -----------------------------------------------------
Net premiums written                        $   72,130     $   35,709     $ 207,988      $  85,111
                                             =========      =========      ========       ========
Net premiums earned                         $   47,373     $   28,392     $ 130,681      $  70,313
Net investment income                           18,388         15,364        52,758         35,269
Equity in net income (loss) of                   (510)            392         (529)          (930)
affiliates
Other income                                       251          1,443         1,082          2,248
                                             ---------      ---------      --------       --------
     Total revenues                             65,502         45,591       183,992        106,900
                                             ---------      ---------      --------       --------
Provision for losses                            10,842          7,261        33,429         18,893
Policy acquisition costs                         7,612          4,857        23,764         13,048
Other operating expenses                         6,569          7,414        23,061         15,629
Interest expense                                 2,532          2,053         7,265          4,108
                                             ---------      ---------      --------       --------
     Total expenses                             27,555         21,585        87,519         51,678
                                             ---------      ---------      --------       --------
Net gains (losses)                                 156          (572)       (5,625)        (1,138)
                                             ---------      ---------      --------       --------
Pretax income                                   38,103         23,435        90,848         54,085
Income tax provision                            10,368          6,497        24,979         14,892
                                             ---------      ---------      -------        -------
Net income                                  $   27,735     $   16,938     $  65,869      $  39,193
                                             =========      =========      ========       ========

Total assets                                $1,838,600     $1,419,912
Deferred policy acquisition costs              101,550         69,115
Reserve for losses                             133,280        122,939
Unearned premiums                              482,228        388,467
Equity                                         898,787        693,898

                                                  Quarter Ended            Nine Months Ended
MORTGAGE SERVICES                                 September 30              September 30
                                              ------------------------------------------------
(in thousands)                                  2002          2001         2002         2001
Net premiums written                          ========      ========      =======      =======

Net premiums earned                                 --             --            --             --
Net investment income                         $     47       $     46     $     101       $    124
Equity in net income of affiliates              13,503          6,997        58,916         33,123
Other income                                     2,380          7,079        15,386         12,069
                                               -------        -------       -------        -------
  Total revenues                                15,930         14,122        74,403         45,316
                                               -------        -------       -------        -------
Provision for losses
Policy acquisition costs
Other operating expenses                         7,292          4,892        23,991         12,351
Interest expense                                   525            475         1,510            922
                                               -------        -------       -------        -------
  Total expenses                                 7,817          5,367        25,501         13,273
                                               -------        -------       -------        -------
Net gains (losses)                               1,813            109         2,602             35
                                               -------        -------       -------        -------
Pretax income                                    9,926          8,864        51,504         32,078
Income tax provision                             3,971          3,546        20,603         12,832
                                               -------        -------       -------        -------
Net income                                    $  5,955       $  5,318     $  30,901       $ 19,246
                                               =======        =======       =======        =======

Total assets                                  $228,810       $199,573
Deferred policy acquisition costs
Reserve for losses
Unearned premiums
Equity                                         186,740        154,963

The reconciliation of segment net income to consolidated net income is as follows:

                             Quarter Ended            Nine Months Ended
   CONSOLIDATED               September 30              September 30
   (in thousands)          2002         2001         2002          2001
                        -------------------------------------------------
Net income:
Mortgage Insurance      $ 72,871      $69,276      $222,646      $205,927
Financial Guaranty        27,735       16,938        65,869        39,193
Mortgage Services          5,955        5,318        30,901        19,246
                        --------      -------      --------      --------
   Total                $106,561      $91,532      $319,416      $264,366
                        ========      =======      ========      ========


5 - SHORT-TERM AND LONG-TERM DEBT

         In January 2002, the Company sold $220 million of Senior Convertible Debentures. The debentures bear interest at the rate of 2.25% per year and interest is payable semi-annually on January 1 and July 1. The Company will also pay contingent interest on specified semi-annual periods, if the sale price of its common stock for a specified period of time is less than 60% of the conversion price. The debentures are convertible, at the purchaser's option, into shares of common stock at prices and on dates specified in the offering. At that time, the shares would become common shares for the purposes of calculating earnings per share.

         The composition of short-term and long-term debt was as follows:

                                                 September 30    December 31
    ($ in thousands)                                 2002           2001
                                                 ---------------------------
2.25% Senior Convertible Debentures due 2022       $220,000      $   --
7.75% debentures due 2011                           249,127       249,076
6.75% debentures due 2003                            75,000        75,000
                                                   --------      --------
                                                   $544,127      $324,076
                                                   ========      ========

6 - REDEEMABLE PREFERRED STOCK

         On August 15, 2002, the Company redeemed its $4.125 Preferred Stock, par value $.001 per share. Pursuant to the Company's sinking fund redemption obligation, 72,000 shares were redeemed at $50.00 per share, and the remaining 728,000 shares were redeemed at $54.125 per share. Accrued and unpaid dividends on the shares to the date of redemption were also paid as part of the redemption price. The excess of the amount paid over the carrying value of the preferred stock of $3.0 million, is accounted for as a charge to equity and resulted in an approximate $.03 reduction in earnings per share for the third quarter and year-to-date periods of 2002.

7 - RECENT ACCOUNTING PRONOUNCEMENTS

         In April 2002, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The provisions of this statement related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002. Certain provisions of the statement relating to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of the statement are effective for financial statements issued on or after May 15, 2002. Management has determined that the provisions of this statement will have no impact on the Company's financial statements.

         In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with restructuring, discontinued operations, plant closing, or other exit or disposal activity. Statement No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

8 - OTHER INFORMATION

         On September 24, 2002, the Company announced that its Board of Directors had authorized the repurchase of up to 2.5 million shares of its common stock on the open market. Shares will be purchased from time to time depending on the market conditions, share price, and other factors. These purchases will be funded from available working capital. At September 30, 2002, 1,000,000 shares had been repurchased at a total price of approximately $32 million.

9 - SUBSEQUENT EVENTS

      On October 4, 2002, Standard & Poor's Rating Service, a division of The McGraw-Hill Companies, Inc. ("S&P") announced that it had downgraded the financial strength, the financial enhancement and counterparty credit ratings of Radian Re from "AAA" to "AA" (on the same date, Fitch placed the "AAA" rating of Radian Re on Negative Watch for possible downgrade). Concurrently with the downgrade, S&P improved Radian Re's outlook from negative to stable. The October 4, 2002 S&P decision follows S&P's issuance of a negative outlook for monoline financial guaranty reinsurance companies in March 2002, stating concerns regarding the business positions of Radian Re and three of its competitors in the industry. S&P explained this downgrade was based on worsening credit and economic characteristics for assumed financial guaranty business, combined with a perceived absence of timely development and implementation of strategies to effectively meet the challenges that S&P believes are facing the financial guaranty reinsurance industry. In addition, reduced business volume and business prospects due to management imposed limitations - referring to the Company's strategy of active management of its reinsurance business to reject ceded business that does not meet its standards for risk and profitability -- and the primary insurers' changing reinsurance strategies were also stated as factors leading to the downgrade.

      Radian Re is party to several agreements with primary insurers that grant them the right to "recapture" business ceded to Radian Re under these agreements if the financial strength rating is downgraded below minimum rates established in the agreements. S&P's October 4 downgrade has resulted in those primary insurers having such a right to recapture business, including unearned premium reserves. Although the Company does not believe, for the reasons explained below, that the primary insurers will exercise such right in connection with the October 4, 2002 downgrade, the recapture of business by a primary insurer could have a material adverse effect on earned premiums, deferred premium revenue and recognition of future income from such agreements.

      The primary insurers have indicated to Radian Re that they do not intend at this time to recapture all of the business they have ceded to Radian Re, and generally the primary insurers do not have the right to recapture less than all of the business they have ceded to Radian Re in any given year. Moreover, the Company believes that the recapture of business by the primary insurers would otherwise be inconsistent with their long-standing risk-management practices. However, the primary insurers have indicated that they are considering changes to their treaty agreements with Radian Re, in respect of possible adjustments to pricing terms that may be necessary in order to preserve their economic benefit for the reinsurance ceded to Radian Re as a result of the downgrade, which could also result in Radian Re agreeing to permit some of the primary insurers to recapture a portion of the business ceded to Radian Re. Any such modifications to existing treaty terms and/or agreements to recapture less than all the previously ceded business would have to be consensual, as a matter of contract, and the Company would agree to them only if, and to the extent, that the Company determined them to be consistent with its business interests and strategies. Nevertheless, the Company believes that it is possible that this downgrade could have a material adverse effect on Radian Re's competitive position in the monoline financial guaranty reinsurance industry. The ultimate effect of the downgrade will depend on many factors, including the credit for capital relief given by the rating agencies to the primary insurers for Radian Re's reinsurance, the ratings of Radian Re's competitors, the relative costs and benefits of alternative means for Radian Re's reinsurance customers to manage their capital requirements, the Company's ability to replace any premium recaptured by the primary insurers with new premium and the Company's ability to effectively utilize capital made available by the recapture of business.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

         The statements contained in this Form 10-Q that are not historical facts are forward-looking statements. Actual results may differ materially from those projected in the forward-looking statements. These forward-looking statements involve risks and uncertainties including, but not limited to: the possibility that interest rates may increase rather than remain stable or decrease; the possibility that housing demand may decrease for any number of reasons, some of which may be out of the control of the Company, including changes in interest rates, adverse economic conditions, or other reasons; the Company's market share may decrease as a result of changes in underwriting criteria by the Company or its competitors, or other reasons; performance of the financial markets generally; changes in the demand for and market acceptance of the Company's products; increased competition from government programs and the use of substitutes for mortgage insurance; changes in government regulation or tax laws that may affect one or more of the Company's businesses; changes in investor perceptions regarding the strength of financial guaranty providers and the guaranty offered by such providers; changes in investor concern regarding the credit quality of municipalities and corporations, including the need or desirability for financial guaranty insurance at all or as an alternative for other credit enhancement; and changes in general financial conditions. Investors are also directed to other risks discussed in documents filed by the Company with the Securities and Exchange Commission.

RESULTS OF CONSOLIDATED OPERATIONS

         Net income for the third quarter of 2002 was $106.6 million or $1.07 per share compared to $91.5 million or $0.96 per share for the third quarter of 2001. Net income for the first nine months of 2002 was $319.4 million or $3.27 per share, compared to $264.4 million or $2.88 per share for the nine months ended September 30, 2001. The 16.5% increase in net income for the third quarter was primarily a result of growth in the Company's business volumes. Insurance in force for Mortgage Insurance increased from $106.8 billion at September 30, 2001 to $109.4 billion at September 30, 2002. Total net debt service outstanding on transactions insured by Financial Guaranty increased from $96.3 billion at September 30, 2001 to $103.0 billion at September 30, 2002. These increases in business volumes produced increases in written and earned premiums and investment income. In addition, equity in net income of affiliates increased by $5.6 million in the third quarter of 2002 to $13.0 million from the $7.4 million recorded in the third quarter of 2001 primarily due to strong results at Credit-Based Asset Servicing and Securitization LLC ("C-BASS") and Sherman Financial Services Group LLC ("Sherman"). Partially offsetting these increases was a decrease in other income and increases in the provision for losses, policy acquisition costs, operating expenses and interest expense to support the business growth. The 20.8% increase in net income for the nine months ended September 30, 2002 was primarily due to the reasons stated above, as well as the inclusion of Financial Guaranty and much of Mortgage Services for nine months in 2002, compared to seven months in 2001, as a result of the acquisition of Financial Guaranty on February 28, 2001.

         Consolidated earned premiums for the third quarter of 2002 of $209.5 million increased $29.0 million or 16.1% from $180.5 million in the third quarter of 2001. Mortgage Insurance contributed $10.0 million of this increase and Financial Guaranty contributed $19.0 million of this increase. Net investment income for the third quarter of 2002 increased to $45.5 million from $40.0 million in the third quarter of 2001. The $5.5 million or 13.7% increase was primarily due to a large increase in the investment portfolio balance as a result of continued positive operating cash flows and the proceeds from the issuance of $220 million of convertible debt. Other income decreased to $8.2 million in the third quarter of 2002 from $13.2 million in the same period of 2001, primarily related to the lower level of activity at RadianExpress, our internet-based settlement company (discussed below under "Mortgage Services - Results of Operations"). Consolidated earned premiums for the first nine months of 2002 were $629.7 million, up 22.2% from $515.5 million for the same period of 2001. Financial Guaranty contributed $60.4 million of this increase, partially due to the inclusion of that segment for nine months during 2002 compared to seven months in 2001, as described in Note 4. The remaining increase came from Mortgage Insurance. Net investment income of $132.7 million for the nine months ended September 30, 2002 increased $25.3 million or 23.6% from $107.4 million reported in the comparable period of 2001. Equity in net income of affiliates increased 81.4% from $32.2 million for the first nine months of 2001 to $58.4 million for the same period of 2002. Other income increased 5.9% to $30.4 million for the first nine months of 2002 compared to $28.8 million in the comparable period of 2001 primarily due to an increase in revenues at RadianExpress.

         The provision for losses was $57.9 million for the third quarter of 2002, an increase of $6.9 million or 13.6% from the $51.0 million reported for the third quarter of 2001. Approximately $3.4 million of this was related to Mortgage Insurance to support an increase in delinquencies and claims payments, and $3.6 million was due to loss reserve increases at Financial Guaranty to support business growth. Policy acquisition costs for the third quarter of 2002 were $24.7 million, up from $20.3 million in the third quarter of 2001. Other operating expenses of $39.0 million increased $4.9 million or 14.3% from the $34.1 million reported in the third quarter of 2001. This was primarily due to increases in salaries and benefits related to an increase in headcount to support higher volumes, increased professional fees, fees for outside services, and increased depreciation and software costs due to increased capital expenditures in the information technology and infrastructure areas, which began in late 2001 and will continue through 2003. Interest expense of $7.2 million for the third quarter of 2002 increased from $6.0 million for the third quarter of 2001, as a result of the issuance of $220 million of convertible debt in January 2002. The provision for losses of $172.9 million for the first nine months of 2002 increased $20.4 million or 13.4% from the same period of 2001. The increase in the provision for losses for the nine month period of 2002 was primarily related to increased claims in Mortgage Insurance and loss reserve increases at Financial Guaranty to support higher growth levels. Policy acquisition costs were $73.8 million for the nine months ended September 30, 2002 compared to $59.4 million for the first nine months of 2001. Other operating expenses were $128.3 million for the first nine months of 2002, a $37.2 million or 40.9% increase from the same period of 2001. Interest expense of $21.6 million for the first nine months of 2002 increased from $11.9 million for the first nine months of 2001, as a result of the issuance of $250 million of long-term debt in May 2001 and $220 million of convertible debt in January 2002, combined with the $75 million of debt acquired as a result of the Financial Guaranty acquisition in February 2001. The consolidated effective tax rate for the three and nine months ended September 30, 2002 was 28.0% and 28.9%, respectively, compared to 28.6% for both the three and nine month periods of 2001.

MORTGAGE INSURANCE - RESULTS OF OPERATIONS

         Net income for the third quarter was $72.9 million, up from $69.3 million in the third quarter of 2001. This increase was due to an increase in earned premiums, investment income and other income partially offset by an increase in the provision for losses, policy acquisition costs, other operating expenses and interest expense.

         Primary new insurance written during the third quarter of 2002 was $9.5 billion, a 22.7% decrease compared to $12.3 billion for the third quarter of 2001. This decrease in Mortgage Insurance's primary new insurance written volume for the third quarter of 2002 was primarily due to a decrease in insurance written through structured transactions. The industry experienced a 2% increase in new insurance written volume for the third quarter of 2002 as compared to the third quarter of 2001. The Company's market share of the industry based on new insurance written was 12% in the third quarter and second quarter of 2002, compared to 16% in the third quarter of 2001. The Company's market share of the industry based on new insurance written for the first nine months of 2002 was 13.8%. During the first nine months of 2002, Mortgage Insurance wrote $6.8 billion or 20.4% of new insurance written in structured transactions as compared to $5.2 billion or 16.4% of new insurance written in structured transactions in the same period of 2001. Of this amount in 2002, $4.8 billion was written in the first quarter of the year. The amount originated in the first quarter of 2002 includes a large structured transaction for $3.9 billion for one customer comprised of prime mortgage loans originated throughout the United States. The Company's participation in the structured transactions market is likely to vary significantly from quarter to quarter as the Company competes with other mortgage insurers as well as capital market executions for these transactions. In the third quarter of 2002, the Company wrote $400 million in structured transactions compared to $2.6 billion in the third quarter of 2001. In the third quarter and year-to-date periods of 2002, Mortgage Insurance wrote $28.1 million and $148.9 million of pool insurance risk as compared to $22.4 million and $110.3 million in the same periods of 2001.

         Mortgage Insurance's volume in the third quarter and year-to-date period of 2002 continued to be impacted by relatively lower interest rates that affected the entire mortgage industry. The continued low interest rate environment caused refinancing activity at the beginning of 2002 to continue to remain high and contributed to relatively strong new insurance volume through the third quarter of 2002. Mortgage Insurance's refinancing activity as a percentage of primary new insurance written was 33% for the third quarter of 2002 as compared to 37% for the same period in 2001. The refinancing percentages for the nine months ended September 30, 2002 and 2001, were 36% and 38%, respectively. The persistency rate, which is defined as the percentage of insurance in force that is renewed in any given year, was 58.8% for the twelve months ended September 30, 2002 as compared to 68.6% for the twelve months ended September 30, 2001. This decrease was consistent with the increasing level of refinancing activity, which caused the cancellation rate to increase. The expectation for the balance of 2002 is a continuation of strong industry volume and continued low persistency rates, influenced by a back log of refinances and a leveling off of mortgage interest rates.

         The Company insures non-traditional loans, predominantly Alternative A and A minus loans (collectively, referred to as "non-prime" business). Alternative A borrowers have a similar credit profile to the Company's prime borrowers, but these loans are underwritten with reduced documentation and verification of information. The Company typically charges a higher premium rate for this business due to the reduced documentation, but does not consider this business to be significantly more risky than its prime business. The A minus loan programs typically have non-traditional credit standards that are less stringent than standard credit guidelines. To compensate for this additional risk, the Company receives a higher premium for insuring this product, which the Company believes is commensurate with the additional default risk. During the third quarter and year-to-date period of 2002, non-prime business accounted for $2.9 billion and $10.7 billion or 30.4% and 31.9%, respectively of Mortgage Insurance's primary new insurance written. This compared to $4.0 billion and $9.3 billion or 32.4% and 29.4% for the same periods in 2001. Of the $2.9 billion of non-prime business for the third quarter of 2002 and $10.7 billion year-to-date 2002, $2.2 billion or 75.9% and $8.0 billion or 74.8%, respectively, was Alternative A.

         The Company insures mortgage-related assets in a Pennsylvania domiciled insurer, Radian Insurance Inc. ("Radian Insurance"). Radian Insurance is rated AA by Standard & Poor's Insurance Rating Service and Fitch Ratings and Aa3 by Moody's Investors Service and was formed to write credit insurance and financial guaranty insurance on mortgage-related assets that are not permitted to be insured by monoline mortgage guaranty insurers. Such assets include second mortgages, manufactured housing loans, home equity loans and mortgages with loan-to-value ratios above 100%. Beginning in October 2001, Radian Insurance entered into a reinsurance agreement with one of its affiliates, Radian Asset Assurance, whereby Radian Insurance ceded substantially all of the insurance business and premium associated with certain obligations secured by mortgage-backed securities and manufactured housing loans. Because most Financial Guaranty business on mortgage related assets will be written in Radian Asset Assurance and Amerin will be the primary writer of second mortgage insurance in the future, the business written by Radian Insurance has been substantially reduced in 2002 and this reduction is expected to continue in the future. The second mortgage new insurance written by Amerin in the third quarter and first nine months of 2002 was $35.5 million and $204.1 million, respectively. The comparable amounts of second mortgage new insurance written in 2001 were $426.0 million and $2.3 billion, respectively. This reduction was a result of the tightening of underwriting guidelines. Radian Insurance originated $10 million par amount of financial guaranty insurance in the first nine months of 2002. The business originated by Radian Insurance related to certain structured financial guaranty insurance on mortgage related assets.

         Net premiums earned in the third quarter and first nine months of 2002 were $162.1 million and $499.1 million, respectively. These amounts represent increases of 6.6% and 12.1% respectively, compared to the comparable periods of 2001. This increase included a slightly higher percentage of non-prime business. This type of business has higher premium rates, which are commensurate with the increased level of risk associated with the insurance. The insurance in force growth resulting from strong new insurance volume in the third quarter of 2002 was offset by the decrease in persistency levels. These lower persistency levels, as well as our lower level of participation in the structured transactions market, will impact premiums earned in future periods. There was an increase in direct primary insurance in force for the first nine months of 1.3%, from $107.9 billion at December 31, 2001 to $109.4 billion at September 30, 2002. Total pool risk in force was $1.7 billion at September 30, 2002 compared to $1.6 billion at December 31, 2001.

         Mortgage Insurance and other companies in the industry have entered into risk-sharing arrangements with various customers that are designed to allow the customer to participate in the risks and rewards of the mortgage insurance business. One such product is captive reinsurance, in which a mortgage lender sets up a mortgage reinsurance company that assumes part of the risk associated with that lender's insured book of business. In most cases, the risk assumed by the reinsurance company is an excess layer of aggregate losses that would be penetrated only in a situation of adverse loss development. For the third quarter of 2002, premiums ceded under captive reinsurance arrangements were $14.0 million, or 8.6% of total premiums earned during the period, as compared to $12.6 million, or 8.3% of total premiums earned for the same period of 2001. For the year-to-date period of 2002, premiums ceded under captive reinsurance arrangements were $38.9 million, or 7.8% of total premiums earned during the period, as compared to $38.0 million, or 8.3% of total premiums earned for the same period of 2001. Primary new insurance written under captive reinsurance arrangements for the three and nine months ended September 30, 2002 was $2.9 billion and $11.0 billion, respectively, or 30.1% and 32.9%, respectively, of total primary new insurance written for the third quarter and year to date period of 2002 as compared to $5.2 billion and $11.0 billion, respectively, for the three and nine months ended September 30, 2001, or 42.6% and 34.7%, respectively, of total primary new insurance written.

         Net investment income for the third quarter of 2002 was $27.1 million, a 10.6% increase compared to $24.5 million for the same period of 2001. This increase was a result of continued growth in invested assets primarily due to positive operating cash flows during the third quarter of 2002 and the allocation of interest income from net financing activities. The Company has continued to invest some of its net operating cash flow in tax-advantaged securities, primarily municipal bonds, although the Company's investment policy allows the purchase of various other asset classes, including common stock and convertible securities. The Company's common equity exposure is targeted at a maximum of 5% of the investment portfolio's market value, while the investment-grade convertible securities and investment-grade asset-backed securities exposures are each targeted not to exceed 10%. Net investment income was $79.9 million for the nine months ended September 30, 2002 compared to $72.0 million for the same period of 2001, also due to the reasons stated above.

         The provision for losses was $47.1 million for the three months ended September 30, 2002, an increase of 7.8% compared to $43.7 million for the comparable three months of 2001. Claim activity is not spread evenly throughout the coverage period of a book of business. Relatively few claims are received during the first two years following issuance of the policy. Historically, claim activity has reached its highest level in the third through fifth years after the year of loan origination. Approximately 68.4% of the primary risk in force and approximately 37.0% of the pool risk in force at September 30, 2002 had not yet reached its anticipated highest claim frequency years. The overall default rate for both primary and pool insurance at September 30, 2002 was 2.5%, compared to 2.2% at December 31, 2001, while the default rate on the primary business was 3.8% at September 30, 2002 slightly higher than the 3.5% at December 31, 2001. The change in the primary business default rate resulted from a 28 basis point decline in the delinquency rate on our prime loans, more than offset by a 286 basis point increase in the non-prime delinquency rate. A strong economy generally results in better loss experience and a decrease in the overall level of losses. A continued weakening of the economy could negatively impact the Company's overall default rates, which would result in an increase in the provision for losses. The total number of defaults increased slightly from 41,147 at December 31, 2001 to 41,941 at September 30, 2002 and the average loss reserve per default increased from $11,291 at the end of 2001 to $11,425 at September 30, 2002. The reserve as a percentage of risk in force was 1.7% at September 30, 2002 and 1.6% at December 31, 2001. Mortgage Insurance has reported an increased number of defaults on non-prime business insured beginning in 1997. Although the default rate for this business is higher than on the prime book of business, it is within the expected range for this type of business, and the higher premium rates charged are expected to compensate for the increased level of risk. The number of non-prime loans in default at September 30, 2002 was 13,315, which represented 39.5% of the total number of primary loans in default as compared to 7,704 at December 31, 2001, which represented 24.8% of the primary loans in default. The default rate on this business rose from 5.5% at December 31, 2001 to 8.4% at September 30, 2002 as compared to the primary default rate on the prime business of 2.8% at September 30, 2002 and 3.1% at December 31, 2001. Direct claims paid in the third quarter of 2002 increased to $41.2 million as compared to $39.3 million in the second quarter of 2002 and $24.4 million for the third quarter of 2001. Direct claims paid for the first nine months of 2002 were $117.5 million as compared to $66.0 million for the same period of 2001, an increase of 78.0%. Claims paid for the second mortgage business for the third quarter and first nine months of 2002 were $4.2 million and $12.8 million, respectively. The severity of loss payments has increased due to deeper coverage amounts and larger loan balances, and any negative impact on future property values would most likely increase the loss severity. In addition, the claims in the nine months of 2002 have been impacted by the rise in delinquencies from 2001 that have proceeded to foreclosure. The Company anticipates that claim payments will increase in the fourth quarter of 2002 and throughout 2003.

      The following table provides selected information as of and for the periods indicated for the Mortgage Insurance segment:

                                                               Three Months Ended                           Nine Months Ended
                                                September 30        June 30         September 30    September 30      September 30
 ($ thousands, unless specified otherwise)          2002             2002              2001             2002             2001
                                               -----------------------------------------------------------------------------------
 Provision for losses                          $ 47,081        $ 47,318             $ 43,707        $139,497       $133,657
 Reserve for losses                            $479,157        $475,288             $452,864

PRIMARY INSURANCE
  Prime:
  Number of insured loans                       723,322         749,065              784,233
  Number of loans in default                     20,427          20,012               21,606
  Percentage of total loans in default             2.82%           2.67%                2.76%

Alt A:
  Number of insured loans                        86,576          85,018               48,564
  Number of loans in default                      4,767           3,790                1,637
  Percentage of total loans in default             5.51%           4.46%                3.37%

A Minus and below:
  Number of insured loans                        71,929          71,503               62,521
  Number of loans in default                      8,548           7,853                4,025
  Percentage of loans in default                  11.88%          10.98%                6.44%

Total:
  Number of insured loans                       881,827         905,586              895,318
  Number of loans in default                     33,742          31,655               27,268
  Percentage of loans in default                   3.83%           3.50%                3.05%

Claims Paid:
  Georgia                                      $  3,051        $  2,774             $  1,182        $  9,511       $  2,554
  California                                      1,715           2,879                1,898           7,296          5,513
  Utah                                            2,627           2,010                1,262           7,142          3,263
  Texas                                           2,229           2,668                  926           6,508          2,702
  Florida                                         2,578           1,926                1,986           6,178          6,309

Total Claims Paid                              $ 41,242        $ 37,892             $ 24,411        $117,462       $ 66,035

Percentage of total claims paid:
  Georgia                                           7.4%            7.3%                 4.8%            8.1%           3.9%
  California                                        4.2             7.6                  7.8             6.2            8.3
  Utah                                              6.4             5.3                  5.2             6.1            4.9
  Texas                                             5.4             7.0                  3.8             5.5            4.1
  Florida                                           6.3             5.1                  8.1             5.3            9.6


Risk in Force: ($ millions)
  California                                   $  4,323        $  4,459             $  4,143
  Florida                                         2,020           2,037                1,890
  New York                                        1,613           1,629                1,579
  Texas                                           1,384           1,401                1,343
  Georgia                                         1,171           1,196                1,134

Total Risk in Force:                           $ 26,181        $ 26,716             $ 25,756

                                                            Three Months Ended                          Nine Months Ended
                                             September 30        June 30        September 30     September 30      September 30
                                                 2002             2002              2001             2002             2001
                                             ----------------------------------------------------------------------------------
 Percentage of total risk in force:
  California                                     16.5%               16.7%           16.1%
  Florida                                         7.7                 7.6             7.3
  New York                                        6.2                 6.1             6.1
  Texas                                           5.3                 5.2             5.2
  Georgia                                         4.5                 4.5             4.4

Reserve for Losses as a % of Risk in              1.7%                1.7%            1.6%
Force

New insurance written:  ($ millions)
  Prime                                      $  6,602            $  6,838        $  8,302             $22,818           $22,369
  Alt A                                         2,184               2,274           2,548               7,968             5,434
  A minus and below                               702               1,035           1,431               2,711             3,892
                                              -------             -------        --------             --------          --------
Total                                        $  9,488             $10,147        $ 12,281             $33,497           $31,695

Primary risk written  ($ millions)           $  2,243            $  2,501        $  3,037             $ 8,335           $ 7,778
Direct primary insurance in force            $109,363            $111,424        $106,805

POOL INSURANCE:  ($ millions)
  Pool risk written                          $     28            $     35        $     27             $   149           $   115
  GSE pool risk in force                     $  1,220            $  1,222        $  1,218
  Total pool risk in force                   $  1,720            $  1,745        $  1,562

      Underwriting and other operating expenses were $42.3 million for the third quarter of 2002, an increase of 13.4% compared to $37.3 million for the same period of 2001. For the nine months ended September 30, 2002, these expenses were $131.2 million, an increase of 19.9% compared to $109.4 million for the comparable period of 2001. These expenses consist of policy acquisition expenses, which relate directly to the acquisition of new business, and other operating expenses, which primarily represent contract underwriting expenses, overhead and administrative costs. Policy acquisition costs were $17.1 million in the third quarter of 2002, an increase of 10.3% compared to $15.5 million in the third quarter of 2001. While new insurance written volume has not increased, the amortization of expenses is related to the premium recognition over the life of an account. Much of the amortization in the current year represents costs that were expended in 2001. Other operating expenses for the third quarter of 2002 were $25.2 million, an increase of 15.6% compared to $21.8 million for the third quarter of 2001. This reflects an increase in expenses associated with the Company's technological, administrative and support functions. Contract underwriting expenses for the third quarter of 2002 included in other operating expenses were $11.2 million as compared to $10.7 million for the same period in 2001, an increase of 4.7%. This $.5 million increase in contract underwriting expenses during the third quarter of 2002 reflected the slightly higher demand for contract underwriting services. Other income related to contract underwriting services was $4.6 million for the third quarter of 2002 as compared to $3.9 million for the same period in 2001. During the first nine months of 2002, loans underwritten via contract underwriting accounted for 32.0% of applications, 30.0% of insurance commitments, and 23.7% of certificates issued by the Company as compared to 30.5% of applications, 28.0% of commitments and 23.1% of certificates in the first nine months of 2001.

      The effective tax rate for the quarter and year-to-date period ended September 30, 2002 was 27.1% and 27.5%, respectively, as compared to 27.8% and 27.5%, respectively, for the third quarter and year-to-date period of 2001.

      The U.S. Department of Housing and Urban Development ("HUD") has proposed a rule under the Real Estate Settlement Procedures Act ("RESPA") to create a safe harbor from the provisions of RESPA that prohibit the giving of any fee, kickback or thing of value pursuant to any agreement or understanding that real estate settlement services will be referred. The proposed rule would make the safe harbor available to lenders that, at the time a borrower submits a loan application, give the borrower a firm, guaranteed price for all the settlement services associated with the loan. Mortgage insurance could be included as one of these settlement services. HUD is currently considering comments to the proposed rule, and is not expected to finalize the rule until summer of 2003. The rule would not be effective until a year after it is finalized. If the rule is implemented, the premiums charged for mortgage insurance could be affected. As the final rule has not been issued, management is unable to determine what impact, if any, it will have on the Company.

FINANCIAL GUARANTY INSURANCE - RESULTS OF OPERATIONS

      The financial guaranty insurance operations are conducted through Financial Guaranty and primarily involve the direct insurance and reinsurance of municipal bonds and structured finance obligations, including credit default swaps and certain other financial guaranty contracts. Reinsurance is assumed primarily from the four primary monoline financial guaranty insurers. Radian Reinsurance Inc., a subsidiary of Financial Guaranty ("Radian Re"), currently derives substantially all of its reinsurance premium revenues from those four monolines. Approximately 27% of total gross written premiums for Financial Guaranty were derived from those four monolines in 2002. A substantial reduction in the amount of insurance ceded by one or more of those four principal clients could have a material adverse effect on Financial Guaranty's gross written premiums and, consequently, its results of operations. Financial Guaranty is also dependent on reinsurance for trade credit insurance written.


     On October 4, 2002, Standard & Poor's Ratings Services lowered the financial strength, financial enhancement, and counterparty credit ratings of Radian Re, the registrant's financial guaranty reinsurance subsidiary to "AA" from "AAA". See Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements. Radian Re's outlook was also improved to stable from negative.

      The results of operations for the Financial Guaranty insurance operations for the year-to-date period of 2001 include the results of Financial Guaranty from the date of acquisition, February 28, 2001. Since the acquisition, business volumes in Financial Guaranty have increased significantly, leading to large increases in premiums written and more gradual increases in premiums earned since premiums are often earned over many years.

      Net income for the third quarter of 2002 was $27.7 million compared to $16.9 million in the same period of 2001. Net premiums written and earned for the third quarter of 2002 were $72.1 million and $47.4 million, respectively, compared to $35.7 million and $28.4 million, respectively, for the same periods of 2001. Net income for the nine months ended September 30, 2002 was $65.9 million compared to $39.2 million for the same period of 2001. Net premiums written and earned for the nine month period of 2002 were $208.0 million and $130.7 million, respectively, compared to $85.1 million and $70.3 million, respectively, for the comparable period in 2001. For the third quarter of 2002, there was $578 million of par insured originated in the municipal bond insurance area including $132 million in the healthcare sector, $65 million in the higher education sector, $75 million of government obligations and $77 million in Water, Sewer, Electric and Gas ("WSEG"). In the non-municipal or global structured products area, Financial Guaranty wrote $1.4 billion of par, primarily in the form of credit protection on synthetic, static pools of investment-grade collateralized debt obligations. For the first nine months of 2002, Financial Guaranty originated $1.6 billion of par in the municipal bond insurance area, including almost $700 million in the healthcare sector and $300 million in the higher education sector. In the global structured products area, Financial Guaranty wrote $4.4 billion of par for the first nine months of 2002, primarily in the form of collateralized debt obligations. The following table shows the breakdown of premiums written and earned for each period.

                                              Quarter Ended          Nine Months Ended
                                              September 30              September 30
                                            2002        2001          2002         2001
Net premiums written:                     (in thousands)            (in thousands)
     Muni direct                         $ 12,907     $ 9,227     $  43,447     $ 15,905
     Muni reinsurance                      11,035       6,434        34,229       22,685
     Non-muni direct                       21,907       3,999        51,591        6,814
     Non-muni reinsurance                  13,188      10,499        44,158       23,365
     Trade credit                          13,094       5,550        34,564       16,342
                                         --------     -------     ---------     --------
         Total net premiums written      $ 72,131     $35,709     $ 207,989     $ 85,111
                                         ========     =======     =========     ========

Net premiums earned:
     Muni direct                         $  3,947     $ 3,223     $  10,780     $  8,633
     Muni reinsurance                       9,894       7,913        28,399       16,927
     Non-muni direct                       12,020       3,410        27,519        7,932
     Non-muni reinsurance                  13,639       7,389        41,244       20,632
     Trade credit                           7,873       6,457        22,739       16,189
                                         --------     -------     ---------     --------
         Total net premiums earned       $ 47,373     $28,392     $ 130,681     $ 70,313
                                         ========     =======     =========     ========

      Included in net premiums earned for the third quarter and year-to-date periods of 2002 were refundings of $941,000 and $4,844,000 respectively, compared to $2,019,000 and $4,824,000 for the same periods of 2001.

      Net investment income was $18.4 million and $52.8 million for the third quarter and year-to-date periods of 2002, compared to $15.4 million and $35.3 million for the similar periods of 2001. The provision for losses was $10.8 million for the third quarter of 2002 compared to $7.3 million for the third quarter of 2001 and the year-to-date 2002 provision was $33.4 million compared to $18.9 million in 2001. The provision represented 22.9% and 25.6% of earned premiums for the third quarter and year-to-date periods of 2002, respectively, compared to 25.7% and 26.9% in the same periods of 2001. Financial Guaranty paid one large claim for approximately $9.0 million in the year-to-date period of 2002. The remaining claims of $14.8 million relate primarily to trade credit insurance. Policy acquisition and other operating expenses were $14.2 million and $46.8 million for the three and nine month periods of 2002, respectively, compared to $12.3 million and $28.7 million for the three and nine month periods of 2001, respectively. This resulted in an expense ratio of 29.9% and 35.8% for the third quarter and year-to-date period of 2002, respectively, compared to 43.2% and 40.8% for the 2001 periods, respectively. Other operating expenses for the third quarter of 2002 were $6.6 million, a decrease of 10.8% from $7.4 million for the third quarter of 2001. Interest expense for the third quarter of 2002 was $2.5 million compared to $2.1 million in the third quarter of 2001. For the year-to-date periods of 2002 and 2001, interest expense was $7.3 million and $4.1 million, respectively. All periods include interest allocated on the Company's debt financing. Net gains of $0.2 million and net losses of $5.6 million for the third quarter and year-to-date periods of 2002 related primarily to the change in the fair value of derivative instruments, primarily convertible debt securities and financial guaranty contracts that are considered to be derivative instruments.

      The effective tax rate was 27.2% and 27.5% for the three and nine months ended September 30, 2002 compared to 27.7% and 27.5%, respectively, for the three and nine month periods of 2001.

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

      Net income for the third quarter and year-to-date periods of 2002 was $6.0 million and $30.9 million compared to $5.3 million and $19.2 million for the same periods in 2001. Equity in net income of affiliates (pre-tax) was $13.5 million for the third quarter of 2002 compared to $7.0 million for the comparable period in 2001. For the year-to-date periods of 2002 and 2001, equity in net income of affiliates was $58.9 million and $33.1 million, respectively. C-BASS accounted for $9.2 million (pre-tax) of the total income from affiliates in the third quarter of 2002 and $46.8 million (pre-tax) of the year-to-date 2002 amount. These results could vary significantly from period to period due to a substantial portion of C-BASS's income being generated from sales of mortgage-backed securities in the capital markets. These markets can be volatile, subject to change in interest rates, the credit environment and liquidity.

      RadianExpress contributed $1.7 million of other income and $4.6 million of operating expenses for the third quarter of 2002 compared to $4.7 million and $4.8 million, respectively, for the third quarter of 2001. Year-to-date 2002, RadianExpress had revenues of $13.2 million and expenses of $17.2 million, compared to $9.7 million and $11.2 million, respectively in the year-to-date period of 2001. RadianExpress processed approximately 49,000 applications during the third quarter of 2002 and almost 275,000 applications year-to-date 2002. In the third quarter and year to date periods of 2001, RadianExpress processed 100,000 and 264,000 applications, respectively. In June 2002, the Company received a cease and desist order from the State of California in connection with the offering of its Radian Lien Protection product, which it vigorously appealed and on which a decision could be rendered as early as late December or January. This cease and desist order has not had a material impact on the Company's overall operations, but it has significantly reduced the potential for any future revenues of RadianExpress, the Radian entity that would offer Radian Lien Protection. The Company successfully reduced expenses in RadianExpress as a result of the cease and desist order, but has the infrastructure ready to support the Radian Lien Protection product.

OTHER

      Two wholly-owned subsidiaries of Financial Guaranty, Singer Asset Finance Company, L.L.C. ("Singer") and Enhance Consumer Services LLC ("ECS"), which had been engaged in the purchase, servicing, and securitization of assets including state lottery awards, structured settlement payments and viatical settlements, are currently operating on a run-off basis. Their operations consist of servicing the prior originations of non-consolidated special purpose vehicles and the results of these subsidiaries are not material to the financial results of the Company. At September 30, 2002, the Company has approximately $522 million and $495 million of non-consolidated assets and liabilities, respectively, associated with the Singer special purpose vehicles. The Company's investment in these special purpose vehicles is $27 million at September 30, 2002.

      Another insurance subsidiary, Van-American Insurance Company, Inc., is operating on a run-off basis, in reclamation bonds for the coal mining industry and surety bonds covering closure and post-closure obligations of landfill operators. Such business is not material to the financial results of the Company.

      At September 30, 2002, the Company, through its ownership of Financial Guaranty, owned an indirect 36.5% equity interest in Exporters Insurance Company Ltd., an insurer of primarily foreign trade receivables for multinational companies. Financial Guaranty provides significant reinsurance capacity to this joint venture on a quota-share, surplus share and excess-of-loss basis.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's sources of funds consist primarily of premiums and investment income. Funds are applied primarily to the payment of the Company's claims and operating expenses.

      Cash flows from operating activities for the nine months ended September 30, 2002 were $429.6 million as compared to $323.1 million for the same period of 2001. This increase consisted of a reduction in income tax payments, an increase in net premiums written and investment income received partially offset by increases in losses paid and operating expenses. Positive cash flows are invested pending future payments of claims and other expenses; excess cash flow needs, if any, are funded through sales of short-term investments and other investment portfolio securities.

      Stockholders' equity, increased to $2.7 billion at September 30, 2002 from $2.3 billion at December 31, 2001. The 2001 amount includes $40.0 million of redeemable preferred stock which we redeemed in August 2002. This increase in stockholders' equity resulted from net income of $319.4 million, proceeds from the issuance of common stock of $24.8 million and an increase in the market value of securities available for sale of $71.3 million, net of tax, offset by dividends of $7.8 million, the redemption of $40 million of redeemable preferred stock at a $3.0 million premium (described in the next paragraph) and the purchase of approximately 1.0 million shares of the Company's stock for approximately $32 million pursuant to the Company's repurchase described below.

      In August 2002, the Company redeemed its $4.125 Preferred Stock, par value $.001 per share. Pursuant to the Company's sinking fund redemption obligation, 72,000 shares were redeemed at $50.00 per share, and the remaining 728,000 shares were redeemed at $54.125 per share. Accrued and unpaid dividends on the shares to the date of redemption were also paid as part of the redemption price.

      On September 24, 2002, the Company announced that its Board of Directors had authorized the repurchase of up to 2.5 million shares of its common stock on the open market. Shares will be purchased from time to time depending on the market conditions, share price, and other factors. These purchases will be funded from available working capital. At September 30, 2002, approximately 1.0 million shares had been repurchased at a cost of approximately $32 million. Subsequent to September 30, 2002, the Company purchased approximately 400,000 additional shares at a cost of approximately $13 million.

      On October 4, 2002, Standard & Poor's Ratings Services lowered the financial strength, financial enhancement, and counterparty credit ratings of Radian Re to "AA" from "AAA," as further described in Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements. Radian Re's outlook was also improved to stable from negative.

      As of September 30, 2002, the Company and its subsidiaries had plans to continue investing in significant information technology and infrastructure upgrades over the next two years at an estimated total cost of $25 million to $30 million. The Company plans to move the majority of its Data Center to Dayton, Ohio in the coming months and expects to be in full service by early 2003. Cash flows from operations are being used to fund these expenditures.

      Financial Guaranty was party to a credit agreement (as amended, the "Credit Agreement") with major commercial banks providing Financial Guaranty with a borrowing facility aggregating up to $175.0 million, the proceeds of which were used for general corporate purposes. The outstanding principal balance under the Credit Agreement of $173.7 million was retired on May 29, 2001.

      The Company owns a 46% interest in C-BASS. The Company did not make any capital contributions to C-BASS since the Company acquired its interest in C-BASS in connection with the acquisition of Financial Guaranty. C-BASS paid $20.1 million of dividends to the Company during the first nine months of 2002 and $12.8 million during all of 2001.

      The Company owns a 45.5% interest in Sherman as a result of the acquisition of Financial Guaranty. The

Company did not make any capital contributions to Sherman in the first nine months of 2002, but made $15.0 million of contributions during full year 2001. In conjunction with the acquisition of its interest in Sherman, the Company guaranteed payment of up to $25.0 million of a revolving credit facility issued to Sherman. There were no outstanding drawdowns on the line of credit as of September 30, 2002.

      In January 2002, the Company sold $220 million of Senior Convertible Debentures. Approximately $125 million of the proceeds from the offering was used to increase capital at Radian Asset Assurance. The remainder is being used for general corporate purposes. The debentures bear interest at the rate of 2.25% per year and interest is payable semi-annually on January 1 and July 1. The Company will also pay contingent interest on specified semi-annual periods, if the sale price of its common stock for a specified period of time is less than 60% of the conversion price. The debentures are convertible, at the purchaser's option, into shares of common stock at prices and on dates specified in the offering memorandum. At that time, the shares would become common shares for the purposes of calculating earnings per share. The Company may redeem all or some of the debentures on or after January 1, 2005.

      In February 2002, the Company closed on a $50 million Senior Revolving Credit Facility. The facility is unsecured and expires in one year. The facility will be used for working capital and general corporate purposes. The facility bears interest on any amounts drawn at either the Borrower's Base rate as defined in the agreement, or at a rate above LIBOR based on certain debt-to-capital ratios. There have been no drawdowns on this facility.

      In March 2002, the Company made a $20 million investment in Primus Guaranty, Ltd, a Bermuda holding company and parent company to Primus Financial Products, LLC. ("Primus"), a Triple A rated company that provides credit risk protection to derivatives dealers and credit portfolio managers on individual investment-grade entities. In connection with the capitalization and Triple A rating of Primus, Radian Re has provided Primus with an excess of loss insurance policy. The Company accounts for the Primus investment under the equity method of accounting. The results of Primus for the third quarter and year to date periods of 2002 were immaterial to the Company's consolidated financial statements.

      The Company believes that Radian Guaranty will have sufficient funds to satisfy its claims payments and operating expenses and to pay dividends to the Company for at least the next 12 months. The Company also believes that it will be able to satisfy its long-term (more than 12 months) liquidity needs with cash flow from Mortgage Insurance and Financial Guaranty. As a holding company, the Company conducts its principal operations through Mortgage Insurance and Financial Guaranty. In connection with obtaining approval from the New York Insurance Department for the change of control of Financial Guaranty when the Company acquired Financial Guaranty, Financial Guaranty agreed not to declare or pay dividends for a period of two years following consummation of the acquisition. Consequently, the Company cannot rely upon or expect any dividends or other distributions from Financial Guaranty. Based on the Company's current intention to pay quarterly common stock dividends of approximately $0.02 per share, the Company will require approximately $7.6 million annually to pay the dividends on the outstanding shares of common stock. The Company will also require $29.4 million annually to pay the debt service on its long-term and short-term debt financing and $75 million to redeem the debentures due in March 2003. The Company utilized approximately $43.0 million to redeem its preferred stock. The Company believes that it has the resources to meet these cash requirements for the next twelve months. There are regulatory and contractual limitations on the payment of dividends or other distributions from its insurance subsidiaries. The Company does not believe that any of these restrictions will prevent the payment by its subsidiaries or the Company of these anticipated dividends or distributions in the foreseeable future.

CRITICAL ACCOUNTING POLICIES

      Critical accounting policies comprise those policies that require the Company's most difficult, subjective, and complex judgments. These policies require estimates of matters that are inherently uncertain. The accounting policies that the Company believes meet the criteria of critical accounting policies are described below.

Reserve for Losses

      The Company establishes reserves to provide for the estimated costs of settling claims in both the mortgage insurance and financial guaranty businesses. Setting those loss reserves in both businesses involves the significant use of estimates with regard to the likelihood, magnitude and timing of a loss.

      In the mortgage insurance business, the incurred loss process is initiated by a borrower's missed payment.

The Company uses historical models based on a variety of loan characteristics, including the status of the loan as reported by the servicer of the loan, the economic conditions, and the estimated foreclosure period in the area where the default exists to help determine the appropriate loss reserve at any point in time. As the delinquency proceeds toward foreclosure, there is more certainty around these estimates, and adjustments are made to loss reserves to reflect this updated information.

      The financial guaranty loss reserve is similar, however, the remote probability of losses and the dearth of historical losses in this business makes it more difficult to estimate the appropriate loss reserve. Financial Guaranty has a regular case reserve committee meeting where experts in the risk management and surveillance area provide input to the finance area before any case reserves are determined, and the surveillance team actively monitors any problem deals and notifies the committee if a change in the loss reserve is necessary. Financial Guaranty establishes a reserve based on the estimated loss, including expenses associated with the settlement of the loss.

Derivative Instruments and Hedging Activity

      The Company adopted SFAS No. 133 on January 1, 2001. The two areas where gains and losses on derivative contracts are recognized are in the convertible debt securities contained in the Company's investment portfolio and in certain financial guaranty contracts. The value of the derivative position of convertible debt securities is calculated by our outside convertible debt portfolio manager by determining the value of the readily ascertainable comparable debt securities and assigning a value to the equity (derivative) portion by subtracting the value of the comparable debt security from the total value of the convertible instrument. Changes in such values from period to period represent the gains and losses recorded. The gains and losses on derivative financial guaranty contracts are derived from internally generated models. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have an effect on the estimated fair value.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      During the first nine months of 2002, the Company experienced an increase in the fair market value of the available for sale portfolio, which resulted in an increase in the net unrealized gain on the investment portfolio of $60.9 million. The accumulated net unrealized gain at September 30, 2002 was $71.3 million compared to $10.4 million at December 31, 2001. This increase in value was a result of changes in market interest rates and not a result of changes in the composition of the Company's investment portfolio. The market value of the Company's long-term and short-term debt at September 30, 2002 was $580.8 million. For a more complete discussion about the potential impact of interest rate changes upon the fair value of the financial instruments in the Company's investment portfolio, see "Quantitative and Qualitative Disclosures about Market Risk" in the Company's 2001 Form 10-K.

      At September 30, 2002, the fair value of the Company's derivative instruments, classified as trading securities, was $36.9 million, as compared to an amortized value of $43.6 million, and the Company recognized $4.9 million, net of tax, of loss on changes in the fair value of trading securities in the consolidated statements of income for the nine months ended September 30, 2002. The notional value of the Company's credit default swaps and certain other financial guaranty contracts accounted for under SFAS No. 133 was $5.5 billion at September 30, 2002 and the Company recognized $4.3 million, net of tax, of losses on these instruments. Net unrealized losses on credit default swaps and certain other financial guaranty contracts of $9.3 million at September 30, 2002 was comprised of gross unrealized gains of $53.7 million and gross unrealized losses of $63.0 million.

ITEM 4. CONTROLS AND PROCEDURES

      Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Radian's disclosure controls and procedures as of a date within 90 days of the filing of this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Radian's disclosure controls and procedures are effective in ensuring that the information required to be disclosed by Radian in its reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported on a timely basis.

      There have been no significant changes in Radian's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      The Company has had two class action lawsuits filed against each of Radian Guaranty Inc. and Amerin Guaranty Corporation, its wholly-owned subsidiaries (together "Radian"), based on alleged violations of Section 8 of the Real Estate Settlement Procedures Act pending, one in the United States District Court for the Eastern District of Texas and one in the United States District Court for the Middle District of North Carolina, as described in our annual report on Form 10-K for the year ended December 31, 2001. On September 10, 2002, Radian's motion to dismiss the Texas lawsuit was granted; the plaintiffs are appealing that decision.

      The plaintiffs in the North Carolina lawsuit are represented by the same group of plaintiff's lawyers who filed six similar lawsuits in federal court in Georgia against the other providers of primary mortgage insurance. Four of the Georgia lawsuits were settled; two are currently in discovery and, contrary to Radian's success in Texas described above, the Georgia court recently ruled against one of the defendants on certain preliminary motions substantially similar to those on which Radian prevailed in Texas. Radian's North Carolina case is in the motions and early discovery phase, and Radian has filed a motion to dismiss. Because this case is still developing, it is not possible to evaluate the likelihood of an unfavorable outcome, to determine the effect, if any, that the Texas or Georgia court ruling could have on this case, or to estimate the amount or range of potential loss.

      There have been no other material developments in legal proceedings involving the Company or its subsidiaries since those reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (A)   EXHIBITS

            Exhibit No.         Exhibit Name

                  3             Certificate of Designations
                 11             Statement Re: Computation of Per Share Earnings

      (B)   REPORTS ON FORM 8-K

            Current Report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on July 16, 2002 reporting the Company's call for redemption on August 15, 2002 of all of the outstanding shares of its $4.125 Preferred Stock.

            Current Report on Form 8-K filed with the SEC on September 24, 2002 reporting the Company's establishment of a stock repurchase program for the purchase of up to 2.5 million shares of its common stock on the open market.

            Current Report on Form 8-K filed with the SEC on October 1, 2002 pursuant to Regulation FD containing the text of slide presentations made by management to shareholders of the Company as part of an "investor day" conference hosted by the Company.

            Current Report on Form 8-K filed with the SEC on October 4, 2002 pursuant to Regulation FD containing the Company's press release announcing a ratings downgrade of Radian Reinsurance Inc. by Standard & Poor's Ratings Services.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           RADIAN GROUP INC.

Date:  November 13, 2002   /s/ C. Robert Quint
                           -------------------------
                           C. Robert Quint

                           Executive Vice President and Chief Financial Officer

                           /s/  John J. Calamari
                           -------------------------
                           John J. Calamari
                           Senior Vice President and Corporate Controller

                                 CERTIFICATIONS

I, Frank P. Filipps, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Radian Group Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002                     /s/Frank P. Filipps
                                             -------------------------
                                             Frank P. Filipps
                                             Chief Executive Officer

I, C. Robert Quint, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Radian Group Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      d) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002                    /s/ C. Robert Quint
                                            -------------------------
                                            C. Robert Quint
                                            Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.       Exhibit Name

    3             Certificate of Designations
    11            Statement Re: Computation of Per Share Earnings