Form 10-K
period 2002-12-31
RADIAN GROUP INC
filed 2003-03-21
CIK 890926

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-11356

RADIAN GROUP INC.

(Exact name of registrant as specified in its charter)

Delaware	23-2691170
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1601 Market Street, Philadelphia, PA	19103
(Address of principal executive offices)	(zip code)

(215) 564-6600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.001 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

YES ☒  NO ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $4,631,620,000 as of June 28, 2002, which amount excludes the value of all shares beneficially owned (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) by officers and directors of the registrant (however this does not constitute a representation or acknowledgment that any such individuals is an affiliate of the registrant).

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 93,679,801 shares of Common Stock, $.001 par value, outstanding on March 18, 2003.

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

Document	Form 10-K Reference
Annual Report to security holders for fiscal year ended December 31, 2002	Part II, Items 5-8

Definitive Proxy Statement relating to the Registrant’s 2003 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A not later than 120 days following the end of the Registrant’s last fiscal year.

Part III, Items 10-13

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information that are based on the Company’s beliefs, assumptions, forecasts of future results, and current expectations, estimates and projections about the markets and economy in which the Company operates. Words such as “anticipate,” “intend,” “may,” “expect,” “believe,” “should,” “plan,” “will” and “estimate” help identify forward-looking statements. The following are some of the factors that could cause actual outcomes to differ materially from the matters expressed or implied in the Company’s forward-looking statements. Readers are also directed to other risks discussed in documents filed by the Company with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on the Company’s forward-looking statements, which speak only as of their respective dates.

All capitalized terms used but not defined below are as defined in Part I, Item 1—“Business” of this report.

Because many of the mortgage loans the Company insures are sold to Fannie Mae and Freddie Mac, changes in their business practices could significantly reduce the Company’s revenues.

Because the beneficiaries of the majority of the Company’s mortgage insurance policies are Fannie Mae and Freddie Mac, their business practices have a significant influence on the Company as well as on the mortgage insurance industry in general. Changes in their practices could reduce the number of policies they purchase that are insured by the Company and consequently reduce the Company’s revenues. Subject to certain minimum requirements, some of their programs require less insurance coverage than they historically have required. Fannie Mae and Freddie Mac have the ability to further reduce coverage requirements, which could cause a reduction in the demand for mortgage insurance and cause the Company’s premium revenues to decline.

In addition, new risk-based capital rules promulgated by the Office of Federal Housing Enterprise Oversight, which regulates Fannie Mae and Freddie Mac, may provide incentives for Fannie Mae and Freddie Mac to purchase loans that are insured by mortgage insurance companies rated “AAA” rather than “AA.” These rules could impair the ability of the Company’s subsidiaries, Radian Guaranty and Amerin Guaranty, which are both rated “AA,” to compete with “AAA”-rated companies. Currently there are two “AAA”-rated mortgage insurance companies. The rules will not be fully phased-in for several more years. If Fannie Mae and Freddie Mac choose to purchase mortgage insurance from “AAA”-rated companies instead of the Company, the Company’s revenues would decline.

General economic factors may adversely affect the Company’s loss experience and the demand for mortgage insurance and financial guaranties.

The Company’s business, and the risks associated with the business, tend to be cyclical, and track general economic and market conditions. The Company’s loss experience on the mortgage and financial guaranty insurance it writes could be materially adversely affected by extended national or regional economic recessions, business failures, falling housing values, rising unemployment rates, interest rate changes or volatility, changes in investor perceptions regarding the strength of private mortgage insurers or financial guaranty providers and the policies or guaranties offered by such insurers, investor concern over the credit quality of municipalities and corporations, terrorist attacks, acts of war or combinations of such factors. These events could also materially decrease demand for housing or could reduce the demand for mortgage insurance or financial guaranty insurance. These factors could also cause claims and losses on the policies and guaranties the Company has issued to increase beyond what the Company anticipates. In addition to exposure to general economic factors, financial guaranty insurance exposes us to the specific risks faced by the particular businesses, municipalities or pools of assets covered by the Company’s insurance.

Because the Company’s business is concentrated among relatively few major customers, revenues could decline if the Company loses any significant customer.

The Company’s mortgage insurance and financial guaranty businesses are both dependent on a small number of customers. The Company’s top 10 mortgage insurance customers are generally responsible for over 45% of both the Company’s primary new insurance written in a given year and direct primary risk in force, based on the aggregate principal amount of the mortgage loans insured by the Company, multiplied by the coverage percentage. The concentration of business with these customers may increase as a result of mergers or other factors. The Company’s master policies and related lender agreements do not, and by law cannot, require the Company’s mortgage insurance customers to do business with the Company. In addition, in 2002, the Company’s subsidiaries, Radian Reinsurance and Radian Asset Assurance, derived 26.7% of their annual gross premiums from four primary insurers, with one insurer accounting for 10.4% of their annual gross premiums. In addition, one trade credit reinsurer generated 6.2% of the financial guaranty business segment’s 2002 gross premiums.

If the Company were to lose the business of one of its major customers, its revenues would decline and profitability could be materially adversely affected.

Because the Company’s business is concentrated in a few states, its losses could increase materially or its revenues could decline as the result of regional economic factors.

In addition to the Company’s customer concentration, much of its business is concentrated in relatively few states, which increases its vulnerability to economic downturns in those states. The Company’s principal mortgage insurance subsidiary, Radian Guaranty, has approximately 60% of its primary insurance in force concentrated in 10 states (with the highest percentage in California). The current low mortgage interest rate environment is generating increased refinancing activity (the payoff of an existing mortgage loan combined with the establishment of a new mortgage loan). Because mortgage loans in areas experiencing property value appreciation are less likely to require mortgage insurance at the time of refinancing than are loans in areas experiencing limited or no property value appreciation, the current low mortgage interest rate environment may have the effect of further concentrating the Company’s primary mortgage insurance in force in economically weaker areas. Radian Reinsurance and Radian Asset Assurance also have approximately 40% of their net insurance in force concentrated in six of those same 10 states.

The Company faces the possibility of higher claims as its mortgage insurance policies age.

Historically, most claims under private mortgage insurance policies occur during the third through fifth year after issuance of the policies. Approximately 71% of the Company’s primary risk in force has not yet reached its anticipated highest claim frequency years. If the growth of the Company’s new business were to slow or decline, the Company would expect claims to grow as a percentage of revenues, which would likely adversely affect the Company’s results of operations and financial condition.

If the estimates the Company uses in establishing reserves for its mortgage insurance or financial guaranty business are incorrect, the Company may be required to take charges to income and its ratings may be reduced.

The Company establishes reserves in both its mortgage insurance and financial guaranty businesses to provide for the estimated costs of settling claims. In its mortgage insurance business segment, it does not establish reserves until it is notified that a borrower has failed to make at least two payments when due. Once a payment has been missed, the Company uses historical models based on a variety of loan characteristics, including the status of the loan as reported by the servicer of the loan, economic conditions, and the estimated foreclosure period in the area where a default exists, to help determine the amount of the loss reserve.

In its financial guaranty business segment, the Company bases its loss reserves upon its estimates of likely claims and related claims amounts. The Company increases this reserve either when (1) a ceding company provides for losses and loss adjustment expenses or (2) the Company concludes that a default is probable on an insured risk. The amount of the reserve established is based on the Company’s analysis of the individual insured risk.

Setting the loss reserves in both business segments involves significant reliance upon estimates with regard to the likelihood, magnitude and timing of a loss. The models and estimates used to establish loss reserves may not prove to be accurate, especially during an extended economic downturn. There can be no assurance that the Company has correctly estimated the necessary amount of its reserves or that the reserves it establishes will be adequate to cover ultimate losses on incurred defaults.

If the Company’s estimates are inadequate, it may be forced by insurance and other regulators or rating agencies to increase its reserves. Unanticipated increases to its reserves could lead to a reduction in its ratings. A reduction in the Company’s ratings could have a significant negative impact on its ability to attract and retain business.

Some of the Company’s products are riskier than traditional mortgage policies.

The Company generally provides its private mortgage insurance for mortgage products that are at higher risk of default than traditional mortgages. A significant portion of the Company’s mortgage insurance in force consists of insurance either on mortgage loans with loan-to-value ratios (“LTVs”) of more than 90% or on adjustable rate mortgage loans. The LTV is the ratio of the original loan amount to the value of the property. Mortgage loans with LTVs greater than 90% are expected to have default incidence rates substantially higher than those with lower LTVs. Adjustable rate mortgage loans generally have higher default rates than fixed rate loans. In addition, if the Company is required to pay a claim on a higher LTV loan, it is generally more difficult to recover its costs from the underlying property, especially in areas with declining property values.

The Company also offers traditional pool mortgage insurance, which exposes it to different risks from primary mortgage insurance. The Company’s pool mortgage insurance products generally cover all losses in a pool of loans up to the Company’s aggregate exposure limit (generally between 1% and 10% of the initial aggregate loan balance of the entire pool of loans). Under pool insurance, the Company could be required to pay the full amount of every loan in the pool within its insured layer that is in default and upon which a claim is made until the aggregate limit is reached, rather than a percentage of that amount, as is the case in traditional primary mortgage insurance. As of December 31, 2002, $1.7 billion, or 6.2%, of the Company’s risk in force in its mortgage insurance business segment was attributable to pool insurance.

The Company insures some non-prime loans, which are riskier than its general portfolio and which will likely require it to make a higher percentage of claims payouts. These are usually classified as “Alt-A” and “A minus” loans, and enable borrowers with less than normal documentation or with substandard credit histories to obtain mortgages and mortgage insurance. Although the Company has historically limited the insurance of these non-prime loans to those made by lenders with good results and servicing experience in this area, the Company believes that non-prime lending programs represent the largest area for future growth in the mortgage insurance industry, and has increased and expects to continue to increase its insurance written in this area. During 2002, non-prime business accounted for $16.2 billion or 33.1% of Mortgage Insurance’s new primary insurance written (72.8% of which was Alt-A) compared to $14.3 billion or 31.9% in 2001. At December 31, 2002, non-prime insurance in force was $25.6 billion or 23.2% of total primary insurance in force as compared to $18.2 billion or 16.8% of primary insurance in force a year ago.

The Company’s subsidiary, Radian Insurance, writes credit insurance on non-traditional mortgage related assets such as second mortgages and manufactured housing and provides credit enhancement to mortgage related capital market transactions. These types of insurance could have higher claims payouts than traditional mortgage insurance products. The Company has less experience writing these types of insurance.

The Company’s subsidiaries also write guaranties involving structured obligations that expose them to a variety of market, credit and political risks beyond those that are specific to the mortgage insurance or financial guaranty businesses. The Company issues guaranties connected with certain asset-backed transactions and securitizations secured by one or a few classes of assets, such as residential mortgages or other consumer assets, utility mortgage bonds and multi-family housing bonds and obligations under credit default swaps, both funded and synthetic. The Company’s subsidiaries, Radian Asset Assurance and Radian Reinsurance, also provide trade credit reinsurance, which protects sellers of goods under certain circumstances against non-payment of the receivables they hold from buyers of those goods. These guaranties expose the Company to the risk of buyer nonpayment, which could be triggered by many factors, including the business failures of buyers. Such guaranties may cover receivables both where the buyer and seller are in the same country as well as cross-border receivables. In the case of cross-border transactions, the Company sometimes grants coverage extending to certain political risks, such as foreign currency controls and expropriation, which could interfere with the payment from the buyer.

If the Company is required to pay claims on its mortgage insurance or financial guaranty products beyond what it has anticipated, then its financial condition and results of operations could be materially adversely affected.

The Company’s delegated underwriting program may subject it to unanticipated claims.

In its mortgage insurance business, the Company permits many of its mortgage lender customers to commit Radian Guaranty to insure loans using pre-established underwriting guidelines. Once a lender is accepted for the delegated underwriting program, the Company generally must insure a loan originated by that lender even if the lender has not followed the specified underwriting guidelines. Even if the Company terminates a lender’s underwriting authority, the Company would remain at risk for any loans previously insured by the lender before such termination. A lender could possibly commit the Company to insure a material number of loans with unacceptable risk profiles before the Company was able to discover the problem and terminate that lender’s delegated underwriting authority. The performance of loans insured through programs of delegated underwriting has not been tested over a period of extended adverse economic conditions. If the specified underwriting guidelines are not properly applied by the Company’s lenders, or if the Company has not properly constructed the guidelines, it could be required to pay a higher number of claims than expected.

The Company may face increased risks connected with its contract underwriting business.

In its mortgage insurance business, the Company underwrites some of its customers’ mortgage loans for secondary market compliance while at the same time assessing certain of the loans for mortgage insurance. The Company’s customers sometimes require the Company to purchase, or issue mortgage insurance on, loans that it has underwritten on the customers’ behalf but on which the Company has made a material mistake. The Company, therefore, assumes some credit risk and interest rate risk if it makes an error.

The Company’s revenues from mortgage insurance are dependent on the annual renewals of policies that may be terminated or not renewed by policyholders.

Most of the Company’s mortgage insurance premiums each year are derived from the renewal of policies that it has written in previous years. Consequently, a decrease in the length of time that its mortgage insurance policies remain in force would cause a decline in its revenues, unless the Company is able to continue to write enough new business to replace the cancelled policies. Recently, the rate of nonrenewal has been increasing. Factors that could cause an increase in non-renewals of the Company’s mortgage insurance policies include falling mortgage interest rates (which leads to increased refinancings and associated cancellations of mortgage insurance), appreciating home values and changes in the mortgage insurance cancellation requirements of mortgage lenders and investors.

The Company’s success depends on its ability to assess and manage its underwriting risks.

The Company’s success depends on its ability to accurately assess and manage the risks associated with the business it insures. The Company generally cannot cancel the mortgage insurance or financial guaranty insurance coverage it provides, and, because it generally fixes premium rates for the life of a policy when issued, it cannot adjust renewal premiums. If the risk underlying a particular mortgage insurance or financial guaranty coverage develops more adversely than anticipated, or if national and regional economies undergo unanticipated stress, the Company generally cannot increase premium rates on in-force business or cancel coverage to mitigate the effects of such adverse developments.

The Company’s mortgage insurance and financial guaranty premium rates may not adequately cover future losses. Its mortgage insurance premiums are based upon its expected risk of claims on the insured loan, and take into account the loan’s LTV, loan type, mortgage term, occupancy status and coverage percentage, among other factors. Similarly, the Company’s financial guaranty premiums are based upon its expected risk of claim on the insured obligation, and take into account, among other factors, the rating and creditworthiness of the issuer of the insured obligations, the type of insured obligation, the policy term and the structure of the transaction being insured. In addition, the premium rates take into account expected cancellation rates, operating expenses and reinsurance costs, as well as profit and capital needs and the prices offered by its competitors. Despite the analytical methods employed, the Company’s premiums earned and the associated investment income on the premiums may ultimately prove to be inadequate to compensate for losses it may incur.

The Company’s success is dependent on its ability to manage its investment risks and funds it controls.

The Company’s income from its investment portfolio is one of its primary sources of cash flow to support its operations and claim payments. If its calculations with respect to its policy liabilities are incorrect, or if it improperly structures its investments to meet these liabilities, the Company could have unexpected losses, including losses resulting from forced liquidation of investments before their maturity. The Company’s investments and investment policies and those of its subsidiaries are subject to state insurance laws, and may change depending upon regulatory, economic and market conditions and the existing or anticipated financial condition and operating requirements, including the tax position, of its business segments.

There can be no assurance that the Company’s investment objectives will be achieved. The success of the Company’s investment activity will be affected by general economic conditions, which may adversely affect the markets for interest-rate-sensitive securities, including the extent and timing of investor participation in such markets, the level and volatility of interest rates and, consequently, the value of such fixed income securities. Volatility or illiquidity in the markets in which the Company directly or indirectly holds positions could adversely affect it.

In addition, the Company’s businesses, such as RadianExpress.com, may be responsible for the handling and disbursement of lender funds, which subjects it to the risks that such funds could be misdirected or misappropriated.

If housing values fail to appreciate, the Company’s ability to recover amounts paid on defaulted mortgages may be reduced and its earnings may decrease.

Under its standard mortgage insurance policy, upon default the Company generally has the option of paying an entire loss amount and taking title to a mortgaged property or paying the coverage percentage in full satisfaction of its obligations under the policy. In recent years with a strong housing market, the Company has been able to take advantage of paying the entire loss amount and selling properties quickly. If housing values fail to appreciate, its ability to recover amounts paid on defaulted mortgages may be reduced or delayed, which may decrease its earnings.

A downgrade of the ratings of any of the Company’s subsidiaries by any of the rating agencies would adversely affect the Company’s business.

The insurance financial strength ratings assigned by S&P, Moody’s and Fitch to the Company’s subsidiaries may be downgraded by one or more of the rating agencies as a result of changes in the views of the rating agencies or adverse developments in the Company or its subsidiaries’ financial condition or results of operations due to underwriting or investment losses or otherwise. The Company’s subsidiaries have been assigned the following insurance financial strength ratings:

	MOODY’S	S&P	FITCH
Radian Guaranty	Aa3	AA	AA
Radian Insurance	Aa3	AA	AA
Amerin Guaranty	Aa3	AA	AA
Radian Reinsurance	Aa2	AA	AAA	*
Radian Asset Assurance	Not Rated	AA	AA

*	On October 4, 2002, Fitch placed the AAA rating of Radian Reinsurance on negative watch for possible downgrade.

If the financial strength ratings of any of the Company’s mortgage insurance subsidiaries, Radian Guaranty, Radian Insurance or Amerin Guaranty, fall below “Aa3” from Moody’s or “AA” from S&P and Fitch, then national mortgage lenders and a large segment of the mortgage securitization market, including Fannie Mae and Freddie Mac, generally will not purchase mortgages or mortgage-backed securities insured by them. If the financial strength rating of Radian Asset Assurance, one of the Company’s financial guaranty subsidiaries, falls below “AA” from S&P or Fitch, it could have a material adverse effect on its competitive position and its prospects for future financial guaranty insurance opportunities. If the financial strength rating of Radian Reinsurance, another of the Company’s financial guaranty subsidiaries, falls below “AA” from S&P or Fitch, or “Aa2” from Moody’s, the value of the reinsurance offered by Radian Reinsurance to its primary insurers will be substantially reduced and may no longer be of sufficient economic value to its primary insurers for them to continue to cede insurance to Radian Reinsurance at economically viable rates.

Radian Reinsurance and Radian Asset Assurance are also parties to numerous reinsurance agreements with primary insurers which grant the primary insurers the right to recapture all of the business ceded to Radian Reinsurance or Radian Asset Assurance under these agreements if the financial strength rating of Radian Reinsurance or Radian Asset Assurance, as the case may be, is downgraded below the rating levels established in the agreements, and, in some cases, to increase the ceding commissions in order to compensate the primary insurers for the decrease in credit the rating agencies allow the primary insurers for the reinsurance provided by the Company’s financial guaranty subsidiaries.

In October 2002, S&P announced that it had downgraded the financial strength rating of Radian Reinsurance from “AAA” to “AA” (and Fitch placed the “AAA” rating of Radian Reinsurance on negative watch for possible downgrade). As a result of the downgrade by S&P, the primary insurers have the right, as described above, to recapture the financial guaranty reinsurance ceded to Radian Reinsurance, including substantially all of the unearned premium reserves of Radian Reinsurance. As described above, the primary insurers also have the right to increase ceding commissions charged to Radian Reinsurance for cessions, including the right to a cash refund of a portion of the unearned premium reserves previously ceded to Radian Reinsurance reflecting the increased ceding commissions. In addition, the primary insurers may seek amendments to their agreements with Radian Reinsurance to revise ceding commissions or premiums payable or to recapture only a portion of the business ceded to Radian Reinsurance in a given year. Although Radian Reinsurance may be able to offset some of the effects of increased ceding commissions or reduced reinsurance premiums by posting collateral for the benefit of the reinsurers, the S&P downgrade, or the exercise by primary insurers of their rights triggered by the downgrade of Radian Reinsurance, could have a material adverse effect on Radian Reinsurance’s competitive position and/or its prospects for future reinsurance opportunities.

An increase in the Company’s subsidiaries’ risk-to-capital ratio and/or leverage ratio may prevent them from writing new insurance.

Rating agencies and state insurance regulators impose capital requirements on the Company’s subsidiaries (Radian Guaranty, Amerin Guaranty, Radian Insurance, Radian Reinsurance and Radian Asset Assurance and their respective subsidiaries). These capital requirements include risk-to-capital ratios, leverage ratios and surplus requirements, and limit the amount of insurance that the subsidiaries may write. Moody’s and S&P have also entered into an agreement with Radian Guaranty that obligates Radian Guaranty to maintain at least $30 million of capital in Radian Insurance as a condition of the issuance and maintenance of Radian Insurance’s “Aa3” rating from Moody’s and “AA” rating from S&P and Fitch, respectively. The Company’s subsidiaries have several alternatives available to control their risk-to-capital ratios and leverage ratios, including obtaining capital contributions from the Company, purchasing reinsurance or reducing the amount of new business written. To date, none of the Company’s subsidiaries has had any difficulty in maintaining appropriate risk-to-capital or leverage ratios or been limited in its ability to write new insurance. However, a material reduction in the statutory capital and surplus of a subsidiary, whether resulting from underwriting or investment losses or otherwise, or a disproportionate increase in risk in force, could increase a subsidiary’s risk-to-capital ratio or leverage ratio. This in turn could limit that subsidiary’s ability to write new business or require that subsidiary to reinsure existing business, which then could materially adversely affect the Company’s results of operations and financial condition.

The private mortgage insurance industry is highly competitive and the Company’s revenues could decline as a result of competition.

The United States private mortgage insurance industry is highly dynamic and intensely competitive. The Company’s competitors include:

•	other private mortgage insurers, some of which are subsidiaries of well capitalized companies with higher financial strength ratings and greater access to capital than the Company has;

•	federal and state governmental and quasi-governmental agencies, principally the Federal Housing Administration (the “FHA”) and the Veterans Administration (“VA”); and

•	mortgage lenders and other intermediaries that forgo third-party insurance coverage and retain the full risk of loss on their high LTV loans.

In addition, there are an increasing number of alternatives to traditional private mortgage insurance, which could reduce the demand for the Company’s insurance products. These include:

•	investors using credit enhancements other than private mortgage insurance or using other credit enhancements in conjunction with reduced levels of private mortgage insurance coverage; and

•	mortgage lenders structuring mortgage originations such as a first mortgage with an 80% LTV and a second mortgage with a 10% LTV, which is referred to as an “80-10-10 loan,” rather than a first mortgage with a 90% LTV.

Many factors bear on the relative competitive positions of the private mortgage insurance industry and the Company’s other competitors, including price, underwriting criteria, legislative and regulatory initiatives that affect the FHA’s competitive position and the capital adequacy of, and alternative business opportunities for, lending institutions.

If the Company is unsuccessful at meeting the competition in its industry, its revenues may decline.

The Company faces significant competition in the financial guaranty industry and its revenues could decline as a result of competition.

The financial guaranty industry is also highly competitive. The principal sources of direct and indirect competition are:

•	other financial guaranty insurance companies;

•	multiline insurers that have increased their participation in financial guaranty reinsurance, some of which have formed strategic alliances with some of the U.S. primary financial guaranty insurers; and

•	other forms of credit enhancement, including letters of credit, guaranties and credit default swaps provided primarily by foreign and domestic banks and other financial institutions, some of which are governmental enterprises or have been assigned the highest ratings awarded by one or more of the major rating agencies.

The rating agencies allow credit to a ceding company’s capital requirements and single-risk limits for reinsurance ceded in an amount that is in part determined by the financial strength rating of the reinsurer. Some of the Company’s competitors have greater financial resources and are better capitalized than the Company and/or have been assigned higher ratings by one or more of the major rating agencies. Competition in the financial guaranty reinsurance business is based on many factors, including overall financial strength, pricing, service and evaluation by the rating agencies of financial strength.

Legislation and regulatory changes and interpretations could harm the Company’s business.

Changes in laws and regulations affecting the municipal, asset-backed and trade credit debt markets, as well as other governmental regulations, may subject the Company to additional legal liability or affect the demand for financial guaranty insurance and the demand for the primary insurance and reinsurance that the Company provides.

Increases in the maximum loan amount that the FHA can insure can reduce the demand for private mortgage insurance. This maximum amount has, in general, been increased annually, indexed to Fannie Mae and Freddie Mac limits. In addition, the FHA has streamlined its down-payment formula and reduced the premiums it charges for FHA insurance, making it more competitive with private mortgage insurance in areas with higher home prices. These and other legislative and regulatory changes have caused, and may cause in the future, demand for private mortgage insurance to decrease.

The U.S. Department of Housing and Urban Development (“HUD”) has proposed a rule under the Real Estate Settlement Procedures Act (“RESPA”) to create an exemption from the provisions of RESPA that prohibit the giving of any fee, kickback or thing of value pursuant to any agreement or understanding that real estate settlement services will be referred. The proposed rule would make the exemption available to lenders that, at the time a borrower submits a loan application, give the borrower a firm, guaranteed price for all the settlement services associated with the loan. Mortgage insurance is currently included in the proposed rule as one of these settlement services. HUD is not expected to finalize the rule until the summer of 2003, and the rule would not be effective until a year after it is finalized. If the rule is implemented, the premiums charged for mortgage insurance could be negatively affected.

The Company’s business and its legal liabilities may also be affected by federal or state consumer, lending and insurance laws and regulations. In recent years the Company has also been subject to consumer lawsuits alleging violations of RESPA. If litigation or changes with respect to these laws and regulations are resolved in a way that is unfavorable to the Company, its revenues could decline.

Changes in tax laws could reduce the demand or profitability of financial guaranty insurance, which could harm the Company’s business.

Any material change in the U.S. tax treatment of municipal securities, or the imposition of a “flat tax” or a national sales tax in lieu of the current federal income tax structure in the United States, or a change in the treatment of dividends could adversely affect the market for municipal obligations and, consequently, reduce the demand for financial guaranty insurance and reinsurance of such obligations. An elimination of the federal income tax on dividends has recently been proposed by President Bush. If this proposal is enacted, the market for municipal bonds may be harmed and the Company’s revenues from the writing of financial guaranty insurance may be reduced.

The Company’s growth may be restricted if it is unable to obtain reinsurance.

The Company’s ability to maintain reinsurance capacity is important to its growth strategy for its financial guaranty business. In order to comply with regulatory, rating agency and internal single risk retention limits as the Company’s business grows, it will need access to sufficient reinsurance capacity to underwrite transactions. The market for reinsurance has recently become more concentrated. If the Company were to become unable to obtain sufficient reinsurance, this could have an adverse impact on its ability to issue new policies.

The performance of the Company’s strategic investments could harm its financial results.

At December 31, 2002, the Company had investments in affiliates of $259.1 million. The performance of its strategic investments in affiliates could be harmed by:

•	the lack of stability of capital markets;

•	changes in the real estate, mortgage lending, mortgage servicing, title and financial guaranty markets;

•	future movements in interest rates;

•	those operations’ future financial condition and performance;

•	the ability of those entities to execute future business plans; and

•	the Company’s dependence upon management to operate those companies in which it does not own a controlling share.

In addition, the Company’s ability to engage in additional strategic investments is subject to the availability of capital and maintenance of the Company’s financial strength ratings by rating agencies.

The Company may not be able to effectively manage its growth.

The Company seeks to expand its business internationally and into new markets. The Company’s expansion into new markets presents it with different risks, business analyses and management challenges. The Company may not be able to effectively manage new operations or successfully integrate them into its existing operations.

Part I

Item 1.    Business

General

Radian Group Inc. (the “Company”) provides, through its subsidiaries and affiliates, insurance and mortgage services to financial institutions in the United States of America and globally. The principal business segments of the Company are mortgage insurance, financial guaranty and mortgage services. The following table shows the percentage contributions to total revenues and net income of these businesses for 2002:

	Revenues	Net Income
Mortgage Insurance	68.4%	68.8%
Financial Guaranty	22.5%	21.8%
Mortgage Services	9.1%	9.4%

For selected financial information about each segment, see Note 1 of the Notes to Consolidated Financial Statements under the caption “Segment Reporting”. The Consolidated Financial Statements and the Notes to Consolidated Financial Statements are incorporated by reference into this report from the 2002 Annual Report to Stockholders and included as an exhibit to this report.

The Company’s strategic objective is to be a diversified global credit enhancement and mortgage services company focused on returns on allocated equity. The key components of this strategy are:

•	continue to prudently grow the Company’s global mortgage insurance and financial guaranty businesses;

•	leverage core competencies in new product offerings, both domestically and internationally; and

•	focus on being a low cost provider of services through technology and risk management.

The Company began conducting business as an independent company upon its spin-off from Commonwealth Land Title Insurance Company and initial public offering on November 6, 1992, as CMAC Investment Corporation. On June 9, 1999, the Company merged with Amerin Corporation and was renamed Radian Group Inc. As further described below, on February 28, 2001, the Company acquired Enhance Financial Services Group Inc., a provider of financial guaranty insurance and reinsurance. The Company is incorporated in Delaware.

Mortgage Insurance Business

The Company provides, through its wholly-owned subsidiaries, Radian Guaranty Inc., Amerin Guaranty Corporation and Radian Insurance Inc. (individually referred to as “Radian Guaranty”, “Amerin Guaranty,” and “Radian Insurance” and together referred to as “Mortgage Insurance”), private mortgage insurance and risk management services to mortgage lending institutions located throughout the United States. Private mortgage insurance protects mortgage lenders from default-related losses on residential first mortgage loans made primarily to home buyers who make down payments of less than 20% of the home’s purchase price. Private mortgage insurance also facilitates the sale of such mortgage loans in the secondary mortgage market, principally to Freddie Mac and Fannie Mae (Government Sponsored Enterprises, “GSEs”). Radian Guaranty is restricted to providing insurance on residential first mortgage loans only. Beginning October 1, 2001, Amerin Guaranty was licensed to write second mortgage insurance. Mortgage Insurance offers two principal types of private mortgage insurance coverage, primary and pool. At December 31, 2002, primary insurance made up 93.8% of total risk in force and pool insurance made up 6.2% of total risk in force on first lien mortgages. During the third quarter of

2000, the Company commenced operations in Radian Insurance, a subsidiary of Radian Guaranty that writes credit insurance and financial guaranty insurance on non-traditional mortgage related assets, such as second mortgages and manufactured housing loans, and provides credit enhancement to mortgage related capital market transactions. The risk in force in Radian Insurance was $0.5 billion at December 31, 2002, which represented less than 1% of the Company’s business.

Primary Insurance

Primary insurance provides mortgage default protection on individual loans at a specified coverage percentage, which is applied to the unpaid loan principal, delinquent interest and certain expenses associated with the default and subsequent foreclosure (collectively, the “claim amount”). The Company’s obligation to an insured lender in respect of a claim is determined by applying the appropriate coverage percentage to the claim amount. The Company’s “risk” on each insured loan is the unpaid loan principal multiplied by the coverage percentage. A large percentage of the Company’s current business is written with 30% coverage on loans with a loan-to-value ratio (“LTV”) between 90.01% and 95% (“95s”) and 25% coverage on loans with an LTV between 85.01% and 90% (“90s”). As of December 31, 2002, approximately 25% of the Company’s primary insurance in force outstanding had such coverages. In January 1999, Fannie Mae announced a program that allows for lower levels of required mortgage insurance for certain low down payment loans approved through its “Desktop Underwriter” automated underwriting system. In March 1999, Freddie Mac announced a similar program for loans approved through its “Loan Prospector” automated underwriting system. Through the end of 2002, a minimal amount of insurance was written in these programs. For more information on these developments, see “Other Direct Regulation—Freddie Mac and Fannie Mae” below.

Under the Company’s master policy, upon a default, the Company has the option of paying the entire claim amount and taking title to the mortgage property (at which time it is typically sold quickly), or paying the coverage percentage in full satisfaction of its obligations under the insurance written. In 2002, the entire claim amount was paid in approximately 2% of filed claims because of the expected economic advantage associated with that choice in those cases. This percentage is lower than in 2001. Good economic conditions experienced over the past few years have kept property values generally strong, but housing values may not remain as strong in the future.

Pool Insurance

Pool insurance differs from primary insurance in that the exposure on pool insurance is not limited to a specific coverage percentage on each individual loan in the pool. There is an aggregate exposure limit (“stop loss”) on a “pool” of loans that is generally between 1% and 10% of the initial aggregate loan balance. Because of lack of exposure limits on individual loans and the generally lower premium rates associated with pool insurance, the rating agency capital requirements for this product are more restrictive than primary insurance. Modified pool insurance has the stop loss-like feature of pool insurance, but also has exposure limits on each individual loan.

The Company offers pool insurance on a selective basis, as a credit enhancement to mortgage loans included in mortgage-backed securities or in whole loan sales, and in certain other structured transactions. Since 1996, the Company has offered pool insurance on mortgage products sold to Freddie Mac and Fannie Mae by the Company’s primary insurance customers (such pool insurance, “GSE Pool”). This pool insurance has a very low stop loss, generally 1.0% to 1.5%, and the insured pools contain loans with and without primary mortgage insurance. Loans without primary insurance have an LTV of 80.0% or below. Premium rates on this business are significantly lower than primary mortgage insurance rates, and the expected profitability on this business is lower than that of primary insurance. During 2002, the Company had pool risk written of $174 million or 1.4% of the Company’s total risk written, compared to $255 million in 2001 and $188 million in 2000. The Company expects Mortgage Insurance to continue to write a limited amount of pool insurance in 2003, and will continue to write other forms of pool or modified pool insurance as market opportunities arise.

Structured Transactions

The Company, from time to time, engages in structured transactions that may include primary insurance, pool insurance or some combination thereof. A structured transaction generally involves insuring a large group of seasoned or unseasoned loans or issuing a commitment to insure new loan originations under negotiated terms. Some structured transactions contain a risk-sharing component under which the insured or a third party assumes a first-loss position or shares in losses in some other manner. Opportunities for structured transactions have increased during the last three years and this trend is expected to continue, but the Company competes with other mortgage insurers as well as capital market executions such as senior/subordinated security structures to obtain such business. Most structured transactions involve non-traditional mortgage or mortgage related assets such as higher loan balance “jumbo,” Alternative A (“Alt-A”) or A minus mortgages. Alt-A or A minus mortgages are known as the Company’s “nonprime” business. Competition for this business is generally based upon price and is also based on the percentage of a given pool of loans that the Company is willing to insure. In 2002, the Company wrote $11.8 billion of primary insurance in structured transactions, which represented 24% of primary new insurance written.

Revenue Sharing Products

The Company, like other mortgage insurers, offers financial products to its mortgage lending customers that are designed to allow the customers to participate in the risks and rewards of the mortgage insurance business. The most common product is captive reinsurance, in which a lender sets up a reinsurance company that assumes part of the risk associated with that lender’s insured book of business. In most cases, the risk assumed by the reinsurer is an excess layer of aggregate losses that would be penetrated only in a situation of adverse loss development. The Company had approximately 40 active captive reinsurance agreements in place at December 31, 2002 and could enter into several new agreements or modify existing agreements in 2003, some with large national lenders. Premiums ceded to captive reinsurance companies in 2002 were $57.1 million, representing 8.3% of total direct mortgage insurance premiums earned, as compared to $52.8 million, or 8.4% of total premiums earned in 2001. Primary insurance written in 2002 that had captive reinsurance associated with it was $17.0 billion, or 34.8% of the Company’s total primary insurance written as compared to $14.7 billion or 32.9% in 2001. During 2000, Freddie Mac issued standards for captive reinsurance through its mortgage insurance eligibility requirements. Additionally, a task force consisting of lenders, mortgage insurers and accounting firms has been set up to study risk transfer and the appropriate accounting treatment for captive reinsurance.

In addition to captive reinsurance, the Company has entered into revenue sharing arrangements with the GSEs whereby the primary insurance coverage amount on certain loans is recast and the overall risk to the Company is reduced in return for a payment made to the GSEs. Premiums ceded under such programs in 2002 were not significant.

Radian Insurance Inc.

Radian Insurance was reorganized and rated in September 2000 to write credit insurance and financial guaranty insurance on mortgage-related assets that are not permitted to be insured by monoline mortgage guaranty insurers. Such assets include second mortgages, manufactured housing loans, home equity loans and mortgages with LTVs above 100%. Radian Insurance also provides credit enhancement to mortgage related capital market transactions. The Company believes that there are many opportunities to take advantage of its expertise in credit underwriting and evaluation of asset performance to write business that it is precluded from writing in its monoline mortgage guaranty companies, Radian Guaranty and Amerin Guaranty. Radian Insurance obtained a “AA” rating from Standard & Poor’s Insurance Rating Service (“S&P”) and Fitch Ratings (“Fitch”), and a “Aa3” rating from Moody’s Investors Service (“Moody’s”), based on a prudent business plan and a Net Worth and Liquidity Maintenance Agreement with Radian Guaranty, which obligates Radian Guaranty to maintain at least $30 million of capital in Radian Insurance. The insurance structures typically used in Radian Insurance are pool insurance or modified pool insurance that can have a reserve or first loss position in front of

Radian Insurance’s layer of risk. In addition to the Net Worth and Liquidity Maintenance Agreement, the Company intends to capitalize Radian Insurance at all times in an amount that would support the existing risk in force. In October 2001, a substantial part of the business written in Radian Insurance was reinsured by Radian Asset Assurance. Because most of the Company’s financial guaranty business on mortgage-related assets is written in Radian Asset Assurance and most of the Company’s second mortgage insurance is written in Amerin Guaranty, the business written by Radian Insurance was reduced in 2002.

Financial Guaranty Business

On February 28, 2001, the Company acquired the financial guaranty and other businesses of Enhance Financial Services Group Inc. (“EFSG”), a New York based insurance holding company that primarily insures and reinsures credit-based risks, at a purchase price of approximately $581.5 million. The Company has retained EFSG as its financial guaranty insurance holding company, and conducts the financial guaranty business primarily through two insurance subsidiaries, Radian Asset Assurance Inc. (“Radian Asset Assurance”, formerly Asset Guaranty Insurance Company) and Radian Reinsurance Inc. (“Radian Reinsurance”, formerly Enhance Reinsurance Company). Radian Asset Assurance and Radian Reinsurance are collectively referred to in this report as “Financial Guaranty.” In addition, as part of the acquisition, Radian acquired an interest in two active credit-based asset businesses: Credit-Based Asset Servicing and Securitization LLC (“C-BASS”) and Sherman Financial Services Group LLC (“Sherman”). Several smaller businesses acquired with EFSG are either in run-off or have been terminated.

Financial guaranty insurance provides an unconditional and irrevocable guaranty to the holder of a debt obligation of full and timely payment of principal and interest. In the event of a default under the obligation, the insurer has recourse against the issuer and/or any related collateral (which is a component of many insured asset-backed obligations and other structured debt but is not typically a component of municipal obligations) for amounts paid under the terms of the policy. Payments under the insurance policy may not be accelerated by the holder of the debt obligation. Absent payment in full at the option of the insurer, in the event of a default under an insured obligation, the holder continues to receive payments of principal and interest on schedule, as if no default had occurred. Each subsequent purchaser of the obligation generally receives the benefit of such guaranty. Certain financial guaranty business is done by providing an unconditional and irrevocable guaranty of a counterparty’s obligations under a credit default swap in which Financial Guaranty assumes credit risk primarily on portfolios of corporate credits, although portfolios may include asset-backed securities, mortgages or other assets. Such transactions may require immediate settlement of a credit event and are accounted for as derivatives per Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

The issuer of the obligation pays the premium for financial guaranty insurance either in full at the inception of the policy or in installments on an annual basis or quarterly basis. Premium rates are typically calculated as a percentage of either the principal amount of the debt or total exposure (principal and interest). Rate setting reflects such factors as the credit strength of the issuer, type of issue, sources of income, type and amount of collateral pledged, restrictive covenants, maturity and competition from other insurers.

Premiums are generally non-refundable and are earned in proportion to the level of amortization of insured principal over the contract period or over the period that the coverage is provided. This long and relatively predictable earnings pattern is characteristic of the financial guaranty insurance industry and, along with a conservative investment policy, provides a relatively stable source of future revenues to financial guaranty insurers and reinsurers such as Financial Guaranty.

The primary financial guaranty insurance market currently consists of: municipal bond insurance; structured finance business including insurance on collateralized debt obligations, asset-backed securities, and credit default swaps and certain other financial guaranty contracts; and trade credit reinsurance. The following table summarizes the net premiums written and earned for the indicated Financial Guaranty lines of business for 2002 and 2001 (from the date of acquisition of EFSG by the Company):

	December 31
	2002	2001
	($ in thousands)
Net Premiums Written:
Municipal Direct	$62,849	$35,652
Municipal Reinsurance	48,130	36,773
Structured Direct	66,644	12,016
Structured Reinsurance	60,297	36,427
Trade Credit	48,416	22,362

Total	$286,336	$143,230

Net Premiums Earned:
Municipal Direct	$14,717	$13,097
Municipal Reinsurance	39,228	26,431
Structured Direct	42,534	12,804
Structured Reinsurance	57,597	32,099
Trade Credit	32,557	22,024

Total	$186,633	$106,455

Included in net premiums written and earned for 2002 were $40.4 million and $19.8 million, respectively, of credit enhancement fees on derivative financial guaranty contracts, compared to $5.3 million for both net premiums written and earned in 2001.

Municipal Bond Insurance

Municipal bond insurance provides credit enhancement of bonds, notes and other evidences of indebtedness issued by states and their political subdivisions (for example, counties, cities, or towns), utility districts, public universities and hospitals, public housing and transportation authorities, and other public and quasi-public entities. Municipal bonds are supported by the issuer’s taxing power in the case of general obligation or special tax-supported bonds, or by its ability to impose and collect fees and charges for public services or specific projects in the case of most revenue bonds. Insurance provided to the municipal bond market has been and continues to be a major source of revenue for the financial guaranty insurance industry.

Structured Finance

Asset-backed transactions or securitizations constitute a form of structured financing that is distinguished from unsecured debt issues by being secured by a specific pool of assets held by the issuing entity, rather than relying on the general unsecured creditworthiness of the issuer of the obligation. While most asset-backed debt obligations represent interests in pools of funded assets, such as residential and commercial mortgages and credit card and auto loan receivables, financial guarantors have also insured asset-backed debt obligations secured by a few assets, such as utility mortgage bonds and multi-family housing bonds and have insured interests in pools of synthetic assets, such as obligations under credit default swaps. A synthetic credit default swap involves the transfer of credit risk without the removal of assets from the insured’s balance sheet. The asset-backed securities market, including both synthetic and funded collateralized debt obligations, has grown significantly in recent years although consensus estimates are lacking as to the insured volume. The Company anticipates Financial Guaranty’s increased participation in this market on a global basis in 2003.

Since December 2000, Financial Guaranty has provided synthetic credit protection to pools of corporate obligations, typically by insuring a protection seller’s obligations under credit default swaps. Financial Guaranty has also provided synthetic credit protection on pools for mortgage-backed obligations and pools of asset-backed securities. Financial Guaranty typically provides synthetic credit protection upon the occurrence of certain defined events for the senior unsubordinated debt obligations of a pool of 100-150 named investment grade (as determined by S&P and/or Moody’s) corporate obligors (but pools have ranged from 49 to 479 obligors). Typically, Financial Guaranty provides $10.0 million in protection per obligor per transaction, and aggregate protection of $20.0 million to $350.0 million per pool (as of December 31, 2002) of obligors. Generally, Financial Guaranty structures its participation in these transactions by requiring sufficient subordination and other protections into the transaction such that Financial Guaranty’s risk attachment point and risk layer are set no lower than at a “AA” or “AAA” level. This is determined based on Financial Guaranty’s use of several internal and publicly available tools to model the risk associated with the transaction, including, without limitation, rating agency models such as S&P’s CDO Evaluation Model. Financial Guaranty further evaluates each deal by analyzing the individual obligors in the pool, the concentration of industries in which they operate, the number of the obligors on credit watch for downgrade and the obligors whose debt obligations then trade with wider spreads than the market norm for similar companies. At December 31, 2002 and 2001, Financial Guaranty had $4.9 billion and $1.2 billion, respectively, of such direct notional exposure consisting of 38 and 12 deals, respectively, as of such dates.

Because the same obligor may exist in a number of transactions, the 10 largest nominal exposures by Financial Guaranty to an individual corporate obligor in its direct written book as of December 31, 2002 ranged from $342.4 million to $264.6 million. However, since each transaction in which a corporate obligor is covered has a distinct subordination requirement, meaning that prior credit events must occur with respect to other obligors in the pool in order for Financial Guaranty to have an obligation to pay in respect of a specific obligor, Financial Guaranty believes its actual exposure to each corporate obligor is significantly less than such nominal exposure. Typically, initial subordination before Financial Guaranty is obligated to pay ranges from 4% to 6% of the initial total pool size. As of December 31, 2002, the initial subordination for Financial Guaranty’s directly written protection ranged from $15 million to $460.0 million, and the subordination remaining for such transactions ranged from $9.3 million to $460.0 million. Financial Guaranty monitors not only the nominal exposure for each obligor for which it provides protection, but also risk-adjusted measures, taking into account, among other factors, the remaining subordination in the transactions in which Financial Guaranty has exposure to a particular obligor.

Financial Guaranty Reinsurance

Reinsurance is the commitment by one insurance company, the “reinsurer”, to reimburse another insurance company, the “ceding company,” for a specified portion of the insurance risks underwritten by the ceding company. Because the insured party contracts for coverage solely with the ceding company, the failure of the reinsurer to perform does not relieve the ceding company of its obligation to the insured party under the terms of the insurance contract. Similarly, the failure of the ceding company to perform does not relieve the reinsurer’s obligations under the reinsurance contract to the ceding company.

The more important of the various benefits provided by reinsurance to a ceding company is the ability it gives the ceding company to write greater single risks and greater aggregate risks without contravening the capital requirements of applicable state insurance laws and rating agency guidelines. State insurance regulators allow ceding companies to reduce the liabilities appearing on their balance sheets to the extent of reinsurance coverage obtained from licensed reinsurers or from unlicensed reinsurers meeting certain solvency and other financial criteria. Similarly, the rating agencies permit such a reduction for reinsurance in an amount that depends on the financial strength rating of the reinsurer.

The principal forms of reinsurance are treaty and facultative. Under a treaty arrangement the ceding company is obligated to cede, and the reinsurer is correspondingly obligated to assume, a specified portion of a specified type of risk or risks insured by the ceding company during the term of the treaty (although the reinsurance risk thereafter extends for the life of the respective underlying obligations). Under a facultative agreement, the ceding company from time to time during the term of the agreement offers a portion of specific risks to the reinsurer, usually in connection with particular debt obligations. A facultative arrangement further differs from a treaty arrangement in that under a facultative arrangement the reinsurer often performs its own underwriting credit analysis to determine whether to accept a particular risk, while in a treaty arrangement the reinsurer generally relies on the ceding company’s credit analysis. Both treaty and facultative agreements are typically entered into for a term of one year, subject to a right of termination under certain circumstances.

Treaty and facultative reinsurance is typically written on either a proportional or non-proportional basis. Proportional relationships are those in which the ceding company and the reinsurer share the premiums, as well as the losses and expenses, of a single risk or group of risks in an agreed percentage. In addition, the reinsurer generally pays the ceding company a ceding commission, which is typically related to the ceding company’s cost of obtaining the business being reinsured. Non-proportional reinsurance relationships are typically on an excess-of-loss basis. An excess-of-loss relationship provides coverage to a ceding company up to a specified dollar limit for losses, if any, incurred by the ceding company in excess of a specified threshold amount.

Reinsurers may also, in turn, purchase reinsurance under retrocessional agreements to cover all or a portion of their own exposure for reasons similar to those that cause ceding companies to purchase reinsurance.

Other Financial Guaranty Businesses

Financial Guaranty provides trade credit reinsurance, which protects sellers of goods under certain circumstances against non-payment of the receivables they hold from buyers of those goods. This reinsurance covers receivables both where the buyer and seller are in the same country as well as cross-border receivables. Sometimes in the latter instance, the coverage extends to certain political risks (foreign currency controls, expropriation, etc.) that interfere with the payment from the buyer. As of December 31, 2002, the Company owns a 36.5% interest in EIC Corporation Ltd. (“Exporters”), an insurance holding company that, through its wholly-owned insurance subsidiary licensed in Bermuda, insures primarily foreign trade receivables for multinational companies. Financial Guaranty provides significant reinsurance capacity to this joint venture on a quota share, surplus share and excess-of-loss basis.

Mortgage Services

RadianExpress.com Acquisition

On November 9, 2000, the Company acquired RadianExpress.com Inc. (“RadianExpress,” formerly ExpressClose.com Inc.), an Internet-based settlement company that provides real estate information products and services to the first and second mortgage industry, for approximately $8.0 million consisting of cash, the Company’s common stock and stock options and other consideration. The transaction has allowed the Company to expand further into the mortgage service business, which is considered an important adjunct to both the primary mortgage insurance business and the second mortgage activities of the Company. RadianExpress had $17.4 million of other income and $23.2 million of operating expenses for 2002, as compared to $16.0 million of other income and $17.4 million of operating expenses for 2001. RadianExpress processed approximately 340,000 applications during 2002 and 402,000 applications during 2001 with approximately 36,000 and 37,000, respectively, of the transactions related to net funding services, whereby RadianExpress receives and disburses mortgages funded on behalf of its customers.

Asset-Based Businesses

The Company is engaged, through minority-owned subsidiaries, in certain asset-based businesses, including the purchase, servicing and/or securitization of special assets, including sub-performing/non-performing and seller-financed residential mortgages, real estate and subordinated residential mortgage-based securities, and the purchase and servicing of delinquent, primarily unsecured consumer assets, which utilizes the Company’s expertise in performing sophisticated analysis of complex, credit-based risks.

The most significant of the asset-based businesses is the Company’s 46% interest in C-BASS, a mortgage investment and servicing firm specializing in credit sensitive, single-family residential mortgage assets and residential mortgage-backed securities. C-BASS invests in whole loans, single-family residential properties that have been, or are being, foreclosed, subordinated securities, known as “B pieces,” collateralized by residential loans and seller-financed notes. By using sophisticated analytics, C-BASS essentially seeks to take advantage of what it believes to be the mispricing of credit risk for certain of these assets in the marketplace. In addition, its residential mortgage servicing company, Litton Loan Servicing LP, which specializes in loss mitigation, default collection, collection of insurance claims and guaranty collections under government-sponsored mortgage programs, services whole loans and real estate. Litton Loan Servicing’s subsidiaries service seller-financed loans and buy and sell seller-financed loans. As part of its investment strategy, C-BASS holds some assets on its books, securitizes certain assets and sells other assets directly into the secondary market.

The Company also engages C-Bass in the management of the acquisition and sale of certain residential mortgage-backed securities. These securities are included in other invested assets on the consolidated balance sheets.

As of December 31, 2002, the Company also owned a 45.5% interest in Sherman, a consumer asset and servicing firm specializing in purchases of and services related to charged-off and bankruptcy plan consumer assets and charged-off high loan-to-value mortgage receivables from national financial institutions and major retail corporations. The consumer assets and mortgage receivables are purchased at deep discounts to their original face value. Effective January 1, 2003, Sherman’s management exercised its right to acquire additional ownership of Sherman, reducing the Company’s ownership interest from 45.5% to 41.5%.

The Company has provided to Sherman a $100 million financial guaranty policy in connection with a structured financing of a pool of receivables previously acquired by Sherman.

The Company is seeking to sell or otherwise dispose of the remaining assets and operations of Singer Asset Finance Company L.L.C. (“Singer”), an entity acquired in connection with the purchase of EFSG. Singer, which had been engaged in the purchase, servicing and securitization of assets including state lottery awards and structured settlement payments, is currently operating on a run-off basis. Its operations consist of servicing and/or disposing of Singer’s prior originations of non-consolidated special purpose vehicles.

In August 2002, the Company sold substantially all of the assets of another subsidiary of EFSG, Enhance Consumer Services LLC (“ECS”), which had been engaged in the purchase, servicing and securitization of viatical settlements, to an independent third party for an aggregate purchase price of $8.4 million, which approximated the carrying value.

Customers

Mortgage originators, such as mortgage bankers, mortgage brokers, commercial banks and savings institutions, are the Company’s principal customers, although individual mortgage borrowers generally incur the cost of primary insurance coverage. The Company does offer lender-paid mortgage insurance whereby mortgage insurance premiums are charged to the mortgage lender or loan servicer; the interest rate to the borrower is usually higher to compensate for the mortgage insurance premium that the lender is paying. In 2002, approximately 38% of the Company’s primary mortgage insurance was originated on a lender-paid basis, much of which consisted of structured transactions. This lender-paid business is highly concentrated among a few large mortgage lending customers.

To obtain primary mortgage insurance from the Company, a mortgage lender must first apply for and receive a master policy from the Company. The Company’s approval of a lender as a master policyholder is based, among other factors, upon an evaluation of the lender’s financial position and its management’s demonstrated adherence to sound loan origination practices. The Company’s quality control function then monitors the master policyholder based on a number of criteria.

The number of primary individual mortgage insurance policies the Company had in force was 881,620 at December 31, 2002, 891,693 at December 31, 2001, and 858,413 at December 31, 2000.

The top 10 mortgage insurance customers were responsible for 46.5% of the Company’s primary new insurance written in 2002 compared to 45.0% in 2001 and 43.4% in 2000. The largest single mortgage insurance customer (including branches and affiliates of such customer), measured by primary new insurance written, accounted for 8.1% of primary new insurance written during 2002 compared to 12.6 % in 2001 and 11.2% in 2000.

The Company’s financial guaranty insurance customers consist of many of the major global financial institutions that participate in municipal bond transactions and structured finance transactions involving asset-backed securities and other structured products such as collateralized debt obligations. These institutions are typically large commercial banks or investment banks. It is the Company’s intention to establish a broad relationship with a limited number of such institutions to help ensure consistent, high quality deals in the structured product and municipal areas.

The Company’s financial guaranty reinsurance customers consist primarily of the primary insurance companies licensed to write financial guaranty insurance, known as the Major Monolines: MBIA Insurance Corporation; Ambac Assurance Corporation; Financial Guaranty Insurance Company; and Financial Security Assurance Inc.

The Major Monolines were responsible for 26.7% of Financial Guaranty’s gross premiums written in 2002, compared to 42.0% in 2001 and 43.0% in 2000. In recent years, Financial Guaranty has increased the amount of direct business it writes, thereby reducing its dependence on the Major Monolines. The largest single customer of Financial Guaranty, measured by gross premiums written, accounted for 10.4% of gross premiums written during 2002 compared to 18.8% in 2001 and 17.0% in 2000. This customer concentration results from the small number of primary insurance companies that are licensed to write financial guaranty insurance. One trade credit primary insurer was responsible for 6.2% of gross premiums written during 2002.

Financial Guaranty has maintained close and long-standing relationships with the Major Monolines, dating from either Financial Guaranty’s or the given primary insurer’s inception. In the Company’s opinion, these relationships provide Financial Guaranty with a comprehensive understanding of their procedures and reinsurance requirements and allow the clients to use Financial Guaranty’s underwriting expertise effectively, thus improving the service they receive.

EFSG is a party to reinsurance agreements with the four largest primary financial guaranty insurance companies. EFSG’s reinsurance agreements are generally subject to termination (i) upon written notice (ranging from 90 to 120 days) prior to the specified deadline for renewal, (ii) at the option of the ceding company if EFSG fails to maintain certain financial, regulatory and rating agency criteria which are equivalent to or more stringent than those EFSG’s operating subsidiaries are otherwise required to maintain for their own compliance with the New York insurance law and to maintain a specified financial strength rating for the particular insurance subsidiary or (iii) upon certain changes of control. The Company obtained a waiver of these provisions for the merger transaction between the Company and EFSG. Upon termination under the conditions set forth in (ii) and (iii) above, the Company may be required (under some of the reinsurance agreements) to return to the ceding company all unearned premiums, less commissions, attributable to reinsurance ceded pursuant to such agreements. Upon the occurrence of the conditions set forth in (ii) above, whether or not an agreement is terminated, the Company may be required to obtain a letter of credit or alternative form of security to collateralize its obligation to perform under that agreement or it may be obligated to increase the level of commission paid. These and other matters associated with a downgrade in the ratings of the Company’s subsidiaries are discussed in further detail in the “Ratings” section below.

Sales, Marketing and Competition

Sales and Marketing

The Company employs a mortgage insurance field sales force of 72 persons, organized into three regions, providing local sales representation throughout the United States. Each of the three regions is supervised by a divisional sales manager (“DSM”) who is directly responsible for several regional sales managers (“RSMs”) and several service centers where underwriting and application processing are performed. The DSMs are responsible for managing the profitability of business in their regions including premiums, losses and expenses. The RSMs are responsible for managing a small sales force in different areas within the region. Key account managers (“KAMs”) manage specific accounts within a region that are not national accounts but that need more targeted oversight and attention. In addition to securing business from small and mid-size regional customers, the mortgage insurance business regions provide support to the national account effort in the field.

In recognition of the increased consolidation in the mortgage lending business and the large proportional amount of mortgage business done by large national accounts, the Company has a focused national accounts team consisting of eight national account managers (“NAMs”) and a dedicated “A Team” that is directly and solely responsible for supporting national accounts. Each NAM is responsible for a select group of dedicated accounts and is compensated based on the results for those accounts as well as the results of the Company. There has been a trend among national accounts to move to a more centralized decision about mortgage insurance based on revenue sharing products and other value added services provided by the mortgage insurance companies. The Company also has a dedicated NAM who is primarily responsible for relationships with and programs implemented with Fannie Mae and Freddie Mac. National accounts business represented approximately 65% of the Company’s primary new insurance written in 2002 and is expected to provide a similar percentage in 2003.

Mortgage insurance sales personnel are compensated by salary, commissions on new insurance written and a production incentive based on the achievement of various goals. During 2002, these goals were related to volume and market share and this is generally expected to continue in 2003.

The financial guaranty business is derived from relationships Financial Guaranty has established and maintains with many global financial institutions and primary insurance companies. These relationships provide business for Financial Guaranty in the following major areas: (1) deal flow on municipal bond trading transactions, asset-backed securities and other structured products; (2) reinsurance for municipal bonds and asset-backed securities (in which area one or both of Radian Reinsurance and Radian Asset Assurance currently has either treaty or facultative agreements with all but one of the highest rated monoline primary companies); (3) trade credit reinsurance; and (4) reinsurance for affiliated companies (including Exporters). Financial Guaranty markets directly to the monoline insurers writing credit enhancement business and has direct relationships with their affiliated primary insurers. Specialist reinsurance intermediaries, most of whom are located in London, usually present to Financial Guaranty reinsurance opportunities in the credit insurance sector. These brokers work with Financial Guaranty marketing personnel in introducing Financial Guaranty to the primary credit insurance markets and in structuring reinsurance to meet the needs of the primary insurers. Intermediaries are typically compensated by the reinsurer based on a percentage of premium assumed, which varies from agreement to agreement.

Competition

The Company competes directly with six other private mortgage insurers and with various federal government agencies, principally the Federal Housing Administration (“FHA”). In addition, the Company and other private mortgage insurers face competition from state-supported mortgage insurance funds. The private mortgage insurance industry consists of the Company and six other active mortgage insurance companies. During 2002, the Company was the fourth largest private mortgage insurer measured by market share, and had, according to industry data, a market share of new primary mortgage insurance written of 14.4% as compared to 15.6% in 2001. The Company believes that the market share decrease was due to the Company’s efforts to control its contract underwriting expenses and its disciplined approach to engaging in captive reinsurance arrangements.

In addition, the Company faces competition in the form of alternatives to traditional private mortgage insurance. These include (i) mortgage lenders structuring mortgage originations as a first mortgage with an 80% LTV coupled with a second mortgage with a 10% LTV, known as “80-10-10” loans, and (ii) investors using other credit enhancements in conjunction with reduced levels of private mortgage insurance. The Company believes that market conditions in 2002 accounted for the growth and prevalence of 80-10-10 loans in the market, and further improvement in conditions for second mortgages could diminish the percentage of business for the mortgage insurance industry.

The Company is subject to competition from companies that specialize in financial guaranty insurance or reinsurance, including ACE Limited and RAM Reinsurance Co. Ltd. Another competitor, Axa Reinsurance Finance, S.A., discontinued its financial guaranty reinsurance business in 2002 and is currently in runoff. In addition, several multiline insurers have recently increased their participation in financial guaranty reinsurance. Certain of these multiline insurers have formed strategic alliances with some of the U.S. primary financial guaranty insurers. Competition in the financial guaranty reinsurance business is based upon many factors, including overall financial strength, pricing, service and evaluation by the rating agencies of financial strength. The rating agencies allow credit to a ceding company’s capital requirements and single-risk limits for reinsurance ceded in an amount that is a function of the financial strength rating of the reinsurer. The Company believes that competition from multiline reinsurers and new monoline financial guaranty insurers will continue to be limited due to (a) the lack of consistent dedication to the business from multiline insurers with the required financial strength and (b) the barriers to entry for new reinsurers posed by state insurance law and rating agency criteria governing minimum capitalization.

Financial guaranty insurance, including municipal bond insurance and the structured business, also competes with other forms of credit enhancement, including letters of credit, guaranties and credit default swaps provided primarily by foreign banks and other financial institutions, some of which are governmental entities or have been assigned the highest credit ratings awarded by one or more of the major rating agencies. However, these credit enhancements serve to provide ceding companies with increased insurance capacity only for rating agency purposes. They do not qualify as capital for state regulatory purposes, nor do they constitute credit against specific liabilities that would allow the ceding company greater single-risk capacity.

The Company believes that Financial Guaranty has a number of direct competitors in its other insurance businesses, some of which have greater financial and other resources than Financial Guaranty. As a primary insurer, Financial Guaranty writes insurance on those types of municipal bonds with respect to which such primary insurers have sometimes declined to participate because of the size or complexity of such bond issuances relative to the anticipated premium flow and returns. Financial Guaranty also serves as a reinsurer for certain specialty primary insurers that are not monoline financial guaranty insurers. These specialty primary insurers are themselves subject to competition from other primary insurers, many of which have greater financial and other resources.

Risk Management

The Company considers effective risk management to be critical to its long-term financial stability. Market analysis, prudent underwriting, the use of automated risk evaluation models and quality control are all important elements of the Company’s risk management process. The Company also has begun to use Enterprise Risk Management (ERM) in evaluating its risk. This involves reviewing its consolidated and interdependent credit risk, market or funding risk, interest rate risk, operational risk, and legal risk across all of its businesses, and the development of risk adjusted return on capital models.

The Company plans to implement during 2003 a redesigned, enterprise-wide credit committee structure, whereby an Enterprise Credit Committee consisting primarily of members of senior management would oversee individual credit committees organized by product line.

Mortgage Insurance Business

Risk Management Personnel

In addition to a centralized Risk Management department in the home office, each of the Company’s mortgage insurance service regions has an assigned Risk Manager responsible for evaluating risk and monitoring the risk profiles of major lenders in the region. The Company employs an underwriting and support staff of approximately 100 persons who are located in Mortgage Insurance’s 19 service centers. Additionally, the Company has agency operations in place for the states of Alaska and Hawaii.

Underwriting Process

The Company has generally accepted applications for primary mortgage insurance (other than in connection with structured transactions) under three basic programs: the traditional fully documented program, a limited documentation program and the delegated underwriting program. Programs that involve less than fully documented file submissions have become more prevalent in recent years. In order to meet this demand, the Company introduced to the marketplace the process referred to as Radian Streamlined Doc (“Streamlined Doc”). A lender utilizing Streamlined Doc can submit loans to the Company for insurance with abbreviated levels of documentation based on the type of loan being submitted for insurance. During 2002, 43% of the commitments issued for primary insurance were received by the Company under the Streamlined Doc program. In the Streamlined Doc program, the Company has agreed to underwrite certain loans with less documentation by relying upon a proprietary scoring model created by the Company in 1996 known as the “Prophet Score®” System (described below under “Mortgage Scoring Models”).

Delegated Underwriting

The Company has a delegated underwriting program with a significant number of its customers. The Company’s delegated underwriting program, which was implemented in 1989, currently involves only lenders that are approved by the Company’s risk management department. The delegated underwriting program allows the lender’s underwriters to commit the Company to insure loans based on agreed upon underwriting guidelines. Delegated loans are submitted to the Company in various ways—fax, electronic data interchange (“EDI”) and through the Internet. The Company routinely audits loans submitted under this program. As of December 31, 2002, approximately 23% of the risk in force on the Company’s books was originated on a delegated basis and during 2002 and 2001, respectively, 40% and 37% of the primary loans insured by the Company during such years were originated on a delegated basis.

Mortgage Scoring Models

During the last few years, the use of scoring mechanisms to predict loan performance has become prevalent in the marketplace, especially with the GSEs’ advocacy of the use of credit scores in the mortgage loan underwriting process. The use of credit scores was pioneered by Fair Isaac and Company (“FICO”) and became popular in the mid-1980s. The FICO model calculates a score based on a borrower’s credit history. This credit score-based scorecard is used to predict the future performance of a loan over a one or two year time horizon. The higher the credit score the lower the likelihood that a borrower will default on a loan. The Company’s Prophet Score® begins with a FICO score then adds specific additional data regarding the borrower, the loan and the property such as LTV, loan type, loan amount, property type, occupancy status and borrower employment. The Company believes that it is this additional mortgage data that expands the integrity of the Company’s Prophet Score® over the entire life of the loan. In addition to the Prophet Score®, the Company’s housing analysts regularly review major metropolitan areas to assess the impact that key indicators such as housing permits, employment trends, and median home sale prices have on local lending. The healthier the real estate market, the lower the risk. The Company refers to this score as a GEOScore. Beginning in October 1996, the Prophet Score® and GEOScore have appeared on each insurance commitment that the Company issued.

Automated Underwriting

The Company uses a frontline computer system for input and underwriting mortgage loan file information. In using this frontline system, the Company captures information from all segments of a loan file including the borrower’s employment and income history and appraisal information. This information is then channeled through various edits and subfiles (including Prophet Score® and GEOScore) to assist the underwriter in determining the total risk profile on a given file. This system also includes: a) tracking loans by borrowers who have previously defaulted on a loan insured by the Company or loans where the Company has paid a claim, b) identifying borrowers who have previously applied for the Company’s insurance, and c) information about the lender involved including volume, commitment rates and delinquency rates.

Alternative Products

An increasingly popular form of mortgage lending is in the area of non-prime loans. Subsets of this category in which the Company has become involved are Alt-A, A minus and B/C loans. The Company has continued to limit its participation in these non-prime markets to mostly Alt-A and A minus loans rather than B or C loans and has targeted the business insured to specific lenders with proven good results and servicing experience in this area. The Company’s corporate due diligence has identified such lenders as “Tier 1” lenders. The Company believes, however, that non-prime lending programs represent the largest area for future growth in the mortgage insurance industry, and has increased and expects to continue to increase its insurance written in this area. During 2002, non-prime business accounted for $16.2 billion or 33.1% of Mortgage Insurance’s new primary insurance written (72.8% of which was Alt-A) compared to $14.3 billion or 31.9% in 2001. At December 31, 2002, non-prime insurance in force was $25.6 billion or 23.2% of total primary insurance in force as compared to $18.2 billion or 16.8% of primary insurance in force a year ago. The Company anticipates that the mix of non-prime insurance in force could gradually increase but will stay below a targeted level of 30%.

Alt-A Loans

Alt-A loans can now be segregated into two distinct credit profiles: Borrowers with a better credit profile than the Company’s typical insured borrowers, with a FICO score greater than 680 (“FICO >680”), and borrowers with a credit profile equal to the Company’s typical insured borrower, with a FICO score from 660 to 679 (“FICO 660-679”). The Company charges a higher premium for Alt-A business due to the reduced income and/or asset documentation received at origination. The premium rate is also risk adjusted to reflect the difference in credit profile of the FICO >680 borrower and FICO 660-679 borrower. While the Company believes the Alt-A loans in the FICO 660-679 category present a slightly higher risk than its normal business, the premium surcharge compensates the Company for this additional risk. Alt-A loans represented 15.0% of total primary risk in force at the end of 2002 and Alt-A products made up 24.1% of the Company’s primary new insurance written in 2002 as compared to 18.3% in 2001. The default rate on the Alt-A business was 5.2% at December 31, 2002 compared to 4.5% at December 31, 2001. Claims paid on Alt-A loans were $27.3 million and $5.9 million in 2002 and 2001, respectively.

A Minus Loans

The A minus program can also be segregated into two distinct credit profiles. A “near-miss” prime A loan has a FICO score from 590-619 (“FICO 590-619”). These borrowers were forced into the A minus markets in 1996 when the GSEs set a 620 FICO score as the base for a prime borrower. These were typically borrowers whose loans the Company insured prior to 1996, and mortgage insurance on loans made to this class of borrowers has resurfaced as the GSEs have entered the A minus market. The Company receives a significantly higher premium for insuring this product that is commensurate with the additional default risk. The second credit profile contains borrowers with a FICO score from 570-589 (“FICO 570-589”). This product comes to the Company primarily through primary structured transactions and the insurance is typically lender-paid. The Company also receives a significantly higher premium for insuring this product that is commensurate with the increased default risk and which is normally a variable rate based on the Prophet Score®. A minus loans represented 6.5% of total primary risk in force at the end of 2002 and made up 7.1% of the Company’s primary new insurance written in 2002 as compared to 10.0% in 2001. The default rate on the A minus and below loans was 11.3% at December 31, 2002 compared to 6.4% at December 31, 2001. Claims paid on A minus and below loans were $32.1 million and $19.1 million in 2002 and 2001, respectively.

B/C Loans

The Company has no approved programs to insure loans that are defined as B/C risk grades. However, some pools of loans submitted for insurance as primary structured transactions might contain a limited number of these loans. The Company receives significantly higher premium on these loans due to the increased default risk associated with this type of loan. B/C loans represented approximately 1.9% of total primary new insurance written during 2002 compared to 3.6% of total primary new insurance written during 2001. This decrease is primarily the result of a business decision to not insure these loans.

Contract Underwriting

The Company utilizes its underwriting skills to provide an outsource contract underwriting service to its customers. For a fee, the Company underwrites fully documented loan files for secondary market compliance, while concurrently assessing the file for mortgage insurance if applicable. The automated underwriting service introduced in the latter part of 1997 has become a major part of the Company’s contract underwriting service. This service offers customers access to Fannie Mae’s Desktop Underwriter and Freddie Mac’s Loan Prospector loan origination systems. Contract underwriting continues to be a popular service to mortgage insurance customers. During 2002, loans underwritten via contract underwriting accounted for 30.4% of applications, 28.7% of commitments for insurance and 23.0% of insurance certificates issued. The Company gives recourse to its customers on loans it underwrites for compliance. If the Company makes a material error in underwriting a loan, the Company agrees to provide a remedy of either placing mortgage insurance coverage on the loan or purchasing the loan. During 2002, the Company processed requests for remedies on fewer than 1% of the loans underwritten and sold a number of loans previously acquired as part of the remedy process. Providing these remedies means the Company assumes some credit risk and interest rate risk if an error is found during the limited remedy period in the agreements governing the Company’s provision of contract underwriting services. Rising mortgage interest rates or an economic downturn may expose the mortgage insurance business to higher losses. During 2002, the financial impact of these remedies was insignificant although there is no assurance that such results will continue in 2003 and beyond.

Quality Assurance

As part of the Company’s system of internal control, the Risk Management department maintains a Quality Assurance (“QA”) function. The QA function is responsible for ensuring that the Company’s portfolio of insured loans meets good underwriting standards and conforms to the Company’s guidelines for insurability, thus minimizing the Company’s exposure to controllable risk. Among its other activities, the QA function accomplishes this objective primarily by performing contract underwriting audits, delegated lender audits, and due diligence reviews of structured transactions.

Contract Underwriting Audits

The QA function routinely audits the performance of the Company’s contract underwriters. In order to ensure the most effective use and allocation of audit resources, a risk assessment model has been developed which identifies high-, medium-, and low-risk contract underwriters based upon six weighted risk factors applied to each underwriter. The models are continually updated with current information. Audit rotation is more frequent for high-risk underwriters and less frequent for those classified as low-risk. Audit results are communicated to management and influence whether additional targeted training is necessary or whether termination of the underwriter’s services is appropriate.

Contract underwriting audits help to ensure that customers receive quality underwriting services. The audits also protect the Company in that they facilitate the Company’s efforts to improve quality control.

Delegated Lender Audits

Through the use of borrower credit scoring and its Prophet Score® system, the Company is able to monitor the credit quality of loans submitted for insurance. The Company also conducts a periodic, on-site review of a delegated lender’s insured delegated underwriting business. Lenders with significant risk concerns, as identified in past reviews and through the Company’s regular risk reporting and analysis of the business, may be reviewed more frequently.

Loans are selected for review on a random sample basis, and this sample may be augmented by a targeted sample based upon specific risk factors or trends identified through the monitoring process described above. The objectives of the loan review are to identify errors in the loan data transmitted to the Company, to determine lender compliance with the Company’s underwriting guidelines and eligible loan criteria, to assess the quality of a lender’s underwriting decisions, and to rate the risk of the individual loans insured. The Company has developed a proprietary data collection and risk analysis application to facilitate these reviews. Audits are graded based upon the risk ratings of the loans reviewed, lender compliance, and data integrity. The results of each audit are summarized in a report to the lender and to Company management. The audit results are used as a means to improve the quality of the business the lender submits to the Company for insurance. Issues raised in the reports that are not resolved in a manner and within a time period acceptable to the Company may result in restriction or termination of the lender’s delegated underwriting authority.

Due Diligence of Structured Transactions

The QA function, in conjunction with other members of the Risk Management department, also performs due diligence of structured transactions. These due diligence reviews may be precipitated either by a desire to develop an ongoing relationship with selected lenders, or by the submission of a proposed transaction by a given lender. Due diligence can take two forms: business level and loan level.

Business Level Due Diligence

The Company believes that a key component of understanding the risks posed by a potential business deal is understanding the business partner. The Company’s objective is to understand the lender’s business model in sufficient depth to determine whether the Company should have confidence in the lender as a potential long-term business partner and customer. Business level due diligence may be performed on any prospective lender with whom a structured deal is contemplated and with whom the Company has had no prior business experience. Business level due diligence includes a review of the lender’s company structure, management, business philosophy, financial health, credit management processes, quality control processes, and servicing relations.

Loan Level Due Diligence

Loan level due diligence is conducted on pending structured transactions in order to determine whether appropriate underwriting guidelines have been adhered to, whether loans conform to Company guidelines, to evaluate data integrity, and to detect any fraudulent loans. Loans are selected for audit on a sample basis, and audit results are communicated to the Company’s management. The results of loan level due diligence assist management in determining whether the pending deal should be consummated, and if so, provides data that can be used to determine appropriate pricing. It also provides management with a database of information on the quality of a particular lender’s underwriting practices for future reference.

The results of these due diligence reviews are summarized in reports to the Company’s management. Letter grades are assigned to each section of the business and loan level reviews. Weights are then assigned to each section of the review (e.g., corporate, credit, quality control, servicing) that vary based upon the product under review, (e.g., prime first liens, A minus first liens, prime second liens, etc.) which results in an overall letter grade assigned to the lender. The grade conveys to the Company’s management the opinion of Risk Management as to the overall risk profile presented by a lender and therefore the relative appeal of a potential relationship with that lender.

Financial Guaranty Business

The Company believes its financial guaranty underwriting discipline is critical to the profitability and growth of the financial guaranty business. The Company has a structured underwriting process to determine the characteristics and creditworthiness of risks that the Company directly insures or reinsures, which process, in the case of reinsurance transactions, supplements the underwriting procedures of the ceding companies. Rather than relying entirely upon the underwriting performed by the ceding companies, Radian Reinsurance and Radian Asset Assurance, as applicable, and the rating agencies conduct extensive reviews of the ceding companies. Moreover, the ceding company is typically required to retain at least 25% of the exposure on any single risk assumed.

The Company carefully evaluates the risk underwriting and management of treaty customers, monitors the insured portfolio performance and conducts a detailed underwriting review of the facultative insurance it writes. The Company believes that the reinsurance of municipal bond guaranties provides a relatively stable source of premium income. Most premiums received are credited as deferred premium revenue and are earned over the contract period or over the period that coverage is provided, thereby providing a relatively stable, predictable source of earned premiums.

The Company conducts periodic detailed reviews of each Major Monoline and other carriers with which it does facultative business. That review entails an examination of the ceding company’s operating, underwriting and surveillance procedures, personnel, organization and existing book of business, as well as the ceding company’s underwriting of a sample of business assumed under the treaty. Facultative transactions are reviewed individually under procedures adopted by Financial Guaranty’s credit committees. Any underwriting issues are discussed internally by the credit committee and with the ceding company’s personnel. In connection with the Company’s direct insurance business, it conducts periodic reviews of its insured parties, whether in connection with policy renewal or otherwise. That review includes an examination of the insured party’s operations, internal control procedures, personnel and organization.

Limitations on the Company’s single-risk exposure derive from state insurance regulation, rating agency guidelines and internally established criteria. The primary factor in determining single-risk capacity is the class or sector of business being underwritten. For municipal credits, the Company has self-imposed single-risk guidelines which range widely, depending upon the perceived risk of default of the municipal obligation insured or reinsured. For asset-backed transactions, the single-risk guidelines generally follow state insurance regulation limitations, as well as additional self-imposed single risk and cumulative servicer-related risk. On individual underwritings, the credit committee may limit its insurance or reinsurance participation to an amount below that allowed by the single-risk guidelines noted above. Moreover, the Company relies on ongoing oversight by Financial Guaranty’s credit committees with input from the Risk Management department and the surveillance function to avoid undue exposure concentration in any given type of obligation or geographic area.

The Company’s surveillance procedures include reviews of those exposures assumed as a reinsurer as to which it may have concerns. The Company also maintains regular communication with the surveillance departments of the ceding companies.

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

Ratings

The Company has its financial strength rated by S&P, Moody’s and Fitch. The rating criteria used by the rating agencies focus on the following factors: capital resources; financial strength; commitment of management to, and alignment of shareholder interests with, the insurance business; demonstrated management expertise in the insurance business conducted by the company; credit analysis; systems development; marketing; capital markets and investment operations, including the ability to raise additional capital; and a minimum policyholders’ surplus comparable to primary company requirements, with initial capital sufficient to meet projected growth as well as access to such additional capital as may be necessary to continue to meet standards for capital adequacy. As part of their rating process, S&P, Moody’s and Fitch test the Company’s insurance subsidiaries by subjecting them to a “worst-case depression scenario.” Expected losses over a depression period are established by applying capital charges to the existing and projected insurance portfolio.

The financial strength rating assigned by the rating agencies to an insurance or reinsurance company is based upon factors relevant to policyholders and are not directed toward the protection of such company’s securityholders. Such a rating is neither a rating of securities nor a recommendation to buy, hold or sell any security. The financial strength rating assigned to the insurance subsidiaries should not be viewed as indicative of or relevant to any ratings which may be assigned to the Company’s outstanding debt securities by any rating agency and should not be considered an evaluation of the likelihood of the timely payment of principal or interest under such securities. However, these ratings are an indication to an insurer’s customers of the insurer’s present financial strength and its capacity to honor its future claims payment obligations. Therefore, ratings are generally considered critical to an insurer’s ability to compete for new insurance business.

The Company has been assigned a senior debt rating of “A+” by Fitch, “A” by S&P and “A2” by Moody’s. The Company’s principal subsidiaries have been assigned the following insurance financial strength ratings:

	MOODY’S	S&P	FITCH
Radian Guaranty	Aa3	AA	AA
Radian Insurance	Aa3	AA	AA
Amerin Guaranty	Aa3	AA	AA
Radian Reinsurance	Aa2	AA	AAA
Radian Asset Assurance	Not Rated	AA	AA

On October 4, 2002, S&P announced that it had downgraded the financial strength rating of Radian Reinsurance from “AAA” to “AA” (and, on the same date, Fitch placed the “AAA” rating of Radian Reinsurance on “negative watch” for possible downgrade). Radian Reinsurance and Radian Asset Assurance are parties to numerous reinsurance agreements with ceding companies which grant the ceding companies the right to recapture all of the business ceded to Radian Reinsurance or Radian Asset Assurance under these agreements if the financial strength rating of Radian Reinsurance or Radian Asset Assurance, as the case may be, is downgraded below the rating levels established in the agreements, and, in some cases, to increase the commissions in order to compensate the ceding companies for the decrease in credit the rating agencies allow the ceding companies for the reinsurance provided by Financial Guaranty.

As a result of the downgrade by S&P, the ceding companies have the right described above to recapture the financial guaranty reinsurance ceded to Radian Reinsurance, including substantially all of the unearned premium reserves of Radian Reinsurance. As described above, the ceding companies also have the right to increase commissions charged to Radian Reinsurance for cessions, including the right to a cash refund of a portion of the unearned premium reserves previously ceded to Radian Reinsurance reflecting the increased commissions. In addition, the ceding companies may seek amendments to their agreements with Radian Reinsurance to revise commissions or premiums payable or to recapture only a portion of the business ceded to Radian Reinsurance in a given year. Although Radian Reinsurance may be able to offset some of the effects of increased commissions or reduced reinsurance premiums by posting collateral for the benefit of the reinsurers, the S&P downgrade, or the exercise by ceding companies of their rights triggered by the downgrade of Radian Reinsurance, could have a material adverse effect on Radian Reinsurance’s competitive position and/or its prospects for future reinsurance opportunities. The Company cannot be certain that S&P or Moody’s will not make further revisions to Radian Reinsurance’s or Radian Asset Assurance’s financial strength ratings which would trigger these rights of the ceding companies.

Reinsurance Ceded

Amerin Guaranty and Radian Guaranty currently use reinsurance from affiliated companies in order to remain in compliance with the insurance regulations of certain states that require that a mortgage insurer limit its coverage percentage of any single risk to 25%. Amerin Guaranty and Radian Guaranty currently intend to use such reinsurance primarily for purposes of such compliance. Radian Reinsurance and Radian Asset Assurance also use reinsurance from affiliated companies in order to remain in compliance with applicable insurance regulations, including single risk limitations. Radian Reinsurance and Radian Asset Assurance currently intend to use such reinsurance from affiliated companies primarily for the purpose of such compliance.

Pursuant to a policy that is currently in a six-year run-off, Radian Guaranty reinsures all direct insurance in force under an excess of loss reinsurance program that it considers to be an effective catastrophic reinsurance coverage. Under this program, the reinsurer is responsible for 100% of covered losses in excess of Radian Guaranty’s retention. This policy was cancelled by the reinsurer in November 2001, however, the reinsurer must provide six years of run-off coverage beginning with the date of cancellation. There is an overall aggregate limit of liability applicable to any runoff period equal to four times the annual limit in effect for the calendar year of such nonrenewal. For 2003, this aggregate limit is estimated to be $560 million. The annual retention is determined by a formula that contains variable components. The estimated 2003 retention is approximately $735 million of loss, which represents 120% of expected premiums earned by Radian Guaranty. The reinsurer’s aggregate annual limit of liability is also determined by a formula with variable components and is currently estimated to be $140 million. In addition, in 1999, a limit was set on the amount of annual pool insurance losses that can be counted in the reinsurance recoverable calculation. For 2003, this limit is $90 million. The excess of loss reinsurance program also provided restrictions and limitations on the payment of dividends by Radian Guaranty, investments, mergers or acquisitions involving other private mortgage insurance companies and reinsurance of exposure retained by Radian Guaranty.

In addition, Radian Guaranty entered into a variable quota-share (“VQS”) treaty for primary risk in the 1994 to 1997 origination years and a portion of the pool risk written in 1997. In this treaty, quota-share loss relief is provided at varying levels ranging from 7.5% to 15.0% based upon the loss ratio on the reinsured book. The higher the loss ratio, the greater the potential reinsurance relief, which protects Radian Guaranty in adverse loss situations. A ceding commission is paid by the reinsurer to Radian Guaranty and the agreement is noncancelable for 10 years by either party. As of December 31, 2002, the risk in force covered by the VQS treaty was approximately $2.1 billion, or approximately 8.1% of total primary risk in force and $91.8 million, or approximately 5.3% of total pool risk in force. The Company has not reinsured any additional business pursuant to the VQS treaty since 1998.

The financial guaranty business is party to certain facultative retrocession (the ceding of reinsured business) agreements, pursuant to which it cedes to certain retrocessionnaires (the party accepting the cession of reinsurance business) a portion of its reinsurance exposure. Since it is required to pay its obligations in full to the ceding company regardless of whether it is entitled to receive payments from its retrocessionnaire, the Company believes that it is important that its retrocessionnaires be very creditworthy. The Company also cedes to reinsurers a portion of its direct insurance exposure, and the foregoing also describes in general the relationship between the Company and its reinsurers. Financial Guaranty has historically retroceded relatively little of its financial guaranty reinsurance exposure for risk management reasons. In its specialty insurance businesses, Financial Guaranty in recent years has reinsured a portion of its direct insurance exposure, principally in order to comply with applicable regulatory single-risk limitations.

Radian Reinsurance is party to an excess-of-loss reinsurance agreement with a reinsurance company under which it is entitled, subject to certain conditions, to draw from such reinsurer up to $25 million under certain circumstances. The agreement has a term of one year and is cancelable annually at the option of either party, except that Radian Reinsurance has the option to force a seven-year run-off period.

In November 2001, Radian Reinsurance entered into a credit agreement with a group of major foreign banks, which was amended in October 2002, under which Radian Reinsurance is entitled, upon reaching a $340 million threshold of covered losses and subject to certain conditions, to draw from such banks up to $125 million under certain circumstances. The recourse to Radian Reinsurance under this credit agreement is limited to recoveries on the covered losses. The agreement has an initial term of seven years and may be extended annually for additional one-year periods.

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

Defaults and Claims

Defaults

The default and claim cycle on loans that have private mortgage insurance begins with the insurer’s receipt from the lender of notification of a default on an insured loan. The master policy requires lenders to notify the Company of an uncured default on a mortgage loan within 75 days (45 days for an uncured default in the first year of the loan), although many lenders do so earlier. The incidence of default is affected by a variety of factors, including change in borrower income, unemployment, divorce and illness, the level of interest rates and general borrower creditworthiness. Defaults that are not cured result in claims to the Company. Borrowers may cure defaults by making all delinquent loan payments or by selling the property and satisfying all amounts due under the mortgage.

The following table shows the number of primary and pool loans insured, related loans in default and the percentage of loans in default (default rate) as of the dates indicated:

	Default Statistics
	December 31
	2002	2001	2000
Primary Insurance:
Prime:
Insured loans in force	698,910	752,519	792,813
Loans in default (1)	21,483	23,312	17,840
Percentage of loans in default	3.1%	3.1%	2.3%
Non-Prime:
Alt-A
Insured loans in force	102,839	59,778	40,590
Loans in default (1)	5,300	2,666	1,183
Percentage of loans in default	5.2%	4.5%	2.9%
A Minus and below
Insured loans in force	79,871	79,396	25,010
Loans in default (1)	9,005	5,038	1,507
Percentage of loans in default	11.3%	6.3%	6.0%
Total Primary Insurance:
Insured loans in force	881,620	891,693	858,413
Loans in default (1)	35,788	31,016	20,530
Percentage of loans in default	4.1%	3.5%	2.4%
Pool Insurance (2):
Insured loans in force	593,405	866,303	768,388
Loans in default (1)	6,554	8,156	5,989
Percentage of loans in default	1.1%	0.9%	0.8%

(1)	Loans in default exclude those loans 60 days past due or less and loans in default for which the Company believes it is doubtful that it will be liable for a claim payment.
(2)	Includes traditional and modified pool insurance of prime and non-prime loans.

Regions of the United States may experience different default rates due to varying economic conditions. The following table shows the primary mortgage insurance default rates by the Company’s defined regions as of the dates indicated, including prime and non-prime loans.

	Mortgage Insurance Default Rates by Region
	December 31
	2002	2001	2000
North	4.64%	3.85%	2.50%
South	4.64	4.15	2.10
West	3.47	3.38	2.21
Alaska	1.14	0.86	1.08
Hawaii	1.04	1.77	2.23

As of December 31, 2002, primary mortgage insurance default rates for the Company’s two largest states measured by risk in force, California and Florida, were 2.3% and 4.2% respectively, compared to 2.9% and 4.6% respectively, at December 31, 2001.

Claims

In the mortgage insurance business, the likelihood that a claim will result from a default and the amount of such claim depends principally on the borrower’s equity at the time of default and the borrower’s (or the lender’s)

ability to sell the home for an amount sufficient to satisfy all amounts due under the mortgage, as well as the effectiveness of loss mitigation efforts. Claims are also affected by local housing prices, interest rates, unemployment levels and the housing supply.

Claim activity in the mortgage insurance business is not evenly spread through the coverage period of a book of business. Relatively few claims are received during the first two years following issuance of the policy. This is followed by a period of rising claims which, based on industry experience, has historically reached its highest level in the third through fifth years after the year of loan origination. Thereafter, the number of claims received has historically declined at a gradual rate, although the rate of decline can be affected by conditions in the economy. Approximately 70.7% of the primary risk in force, including most of the Company’s risk in force on alternative products, and approximately 31.9% of the pool risk in force at December 31, 2002 had not yet reached its anticipated highest claim frequency years.

The following table shows claims paid information for primary mortgage insurance for the periods indicated:

	Year Ended December 31
	2002	2001
	($ thousands, unless specified otherwise)
Direct claims paid:
Prime	$89,095	$64,157
Non-prime
Alt-A	27,281	5,882
A minus and below	32,114	19,083
Seconds	16,502	8,569

Total	$164,992	$97,691
Claims Paid:
Georgia	$12,731	$4,459
Utah	9,895	4,817
Texas	9,770	4,032
Florida	8,864	8,701
California	8,691	6,889

The disproportionately higher incidence of claims in Georgia and Utah is directly related to questionable property values in those states. The Company’s risk management department identified these issues over a year ago and has put into place several property valuation checks and balances to prevent these issues from recurring. Further, these same techniques are being applied to all mortgage insurance transactions. The Company expects this higher incidence of claims in Georgia and Utah to continue until loans originated in Georgia and Utah prior to the implementation of these preventive measures become sufficiently seasoned.

In the financial guaranty business, the Company is typically obligated to pay amounts equal to defaulted payments on insured obligations on their respective due dates. For municipal, asset-backed, and other structured products, the Company primarily underwrites with a zero-loss or remote loss underwriting objective. As such, the patterns of claim payments tend to fluctuate and may be low in frequency and high in severity. For trade credit protection reinsurance, the Company underwrites and prices to encompass historical loss patterns experienced by the Company and by ceding companies in similar businesses. The claim payments in trade credit tend to follow a more historical loss pattern that is reflective of overall global economic conditions.

Loss Mitigation

The Mortgage Insurance loan workout staff consists of 5 employees, working with borrowers to reduce the frequency and severity of foreclosure losses. The size of the loan workout staff has decreased over the past few years relative to the number of defaults, primarily due to an enhancement in the ability of loan servicers to perform this function adequately with less assistance needed by the Company. Once a notice of default is received, the Company scores the default using a proprietary model that predicts the likelihood that the default will become a claim. Using this model the loan workout specialists prioritize cases for proactive intervention to counsel and assist borrowers. Loss mitigation techniques include pre-foreclosure sales, extensions of credit to borrowers to reinstate insured loans, loan modifications and deficiency settlements. The Company still considers its loss mitigation efforts to be an effective way to reduce claim payments.

Subsequent to foreclosure, the Company uses post-foreclosure sales and the exercise of the full claim payment option to further mitigate loss. This was considered an extremely effective loss mitigation tool in 2002 and 2001 due to relatively strong property values, although there can be no assurance that such positive results will continue.

Financial Guaranty’s surveillance group is responsible for detecting any deterioration in credit quality or changes in the economic or political environment that could affect the timely payment of debt service on an insured issue. Once a problem is detected, the group then works with the appropriate parties in order to avoid a default. Claims are generally mitigated by restructuring the obligation, enforcing in a timely fashion any security arrangements, and working with the issuer to solve management or potential political problems. Issuers are typically under no obligation to restructure insured issues in order to prevent losses. The Company believes that early detection and continued involvement by the surveillance group has reduced claims. This is no assurance, however, that there will be no material losses in the future in Financial Guaranty’s business.

Homeownership Counseling

In 1995, Mortgage Insurance established a Homeownership Counseling Center (the “Center”) to work with borrowers receiving insured loans under Community Homebuyer, 97% LTV (“97s”) or other “affordable housing” programs. The Company considers this counseling to be very important to the future success of those particular borrowers with regard to sustaining their mortgage payments. In addition, the Center counsels such borrowers early in the default process in an attempt to help cure loan defaults and assist the borrowers in meeting their mortgage obligation.

Loss Reserves – General

The Company has determined that the establishment of loss reserves in its businesses constitutes a critical accounting policy. As such, more detailed descriptions of the Company’s policies are set forth in its 2003 Annual Report to Stockholders, both in the Notes to the Consolidated Financial Statements and in the “Management’s Discussion and Analysis of Results of Operations and Financial Condition” section.

Loss Reserves – Mortgage Insurance

The Company establishes reserves to provide for the estimated costs of settling claims in respect of loans reported to be in default and loans that are in default which have not yet been reported to the Company. Consistent with accounting principles generally accepted in the United States of America (“GAAP”) and industry accounting practices, the Company does not establish loss reserves for future claims on insured loans that are not currently in default. In determining the liability for unpaid losses related to reported outstanding defaults, the Company establishes loss reserves on a case-by-case basis. The amount reserved for any particular loan is dependent upon the characteristics of the loan, the status of the loan as reported by the servicer of the insured loan as well as the economic condition and estimated foreclosure period in the area in which the default exists. As the default progresses closer to foreclosure, the amount of loss reserve for that particular loan will be increased, in stages, to approximately 100% of the Company’s exposure. If the default cures, the reserve for that loan is removed from the reserve for losses and loss adjustment expenses (“LAE”).

The following tables presents information relating to Mortgage Insurance’s liability for unpaid claims and related expenses (in millions):

	2002	2001	2000
Balance at January 1	$465.4	$390.0	$335.6
Add losses and LAE incurred in respect of default notices received in:
Current year	320.1	320.1	247.7
Prior years	(125.6)	(141.0)	(93.4)

Total incurred	$194.5	$179.1	$154.3

Deduct losses and LAE paid in respect of default notices received in:
Current year	$22.4	$21.2	$8.9
Prior years	152.8	82.5	91.0

Total paid	$175.2	$103.7	$99.9

Balance at December 31	$484.7	$465.4	$390.0

Loss Reserves – Financial Guaranty Business

The Company establishes a provision for losses and related LAE as to a particular insured risk when the ceding companies report a loss on the risk or when, in its opinion, the risk is in default or a default is probable and the amount of the loss is reasonably estimable. The Company bases the provision for losses and LAE on the estimated loss, including expenses associated with settlement of the loss, through the full term of the insured obligation. In the case of obligations with fixed periodic payments, the provision for losses and LAE represents the present value of the ultimate expected losses, adjusted for estimated recoveries under salvage or subrogation rights. On any given municipal and asset-backed reinsurance transaction, the Company and its primary insurer customers underwrite with a zero-loss underwriting objective. For the trade credit reinsurance business, loss reserves are established based on historical loss development patterns experienced by the Company and by ceding companies in similar businesses. The estimate of reserves for losses and LAE, which includes a non-specific loss reserve, is periodically evaluated by the Company, and changes in estimates are reflected in income currently.

The Company’s non-specific loss reserve for the financial guaranty business, as of December 31, 2002 is $48.0 million, compared to $47.2 million as of December 31, 2001. The Company believes that the reserves for losses and LAE, including case and unallocated or non-specific reserves, are adequate to cover the ultimate net cost of claims. However, the reserves are necessarily based on estimates, and there can be no assurance that the ultimate liability will not exceed such estimates.

As anticipated, Financial Guaranty experienced relatively higher loss levels in certain of its other insurance businesses, such as trade credit reinsurance, than it experienced in its financial guaranty reinsurance business. The Company believes that the higher premiums it receives in these businesses adequately compensates it for the risks involved.

At December 31, 2002, Financial Guaranty had established $139.9 million in net reserves for losses and loss adjustment expenses (of which $62.9 million represented incurred but not reported and non-specific reserves). The following table sets forth certain information regarding Financial Guaranty’s loss experience for the years indicated:

	Year Ended December 31,
	2002	2001	2000
	(in millions)
Reserve for losses and LAE at beginning of year	$123.2	$70.0	$49.7
Less Reinsurance recoverables	.2	—	—

Reserve for losses and LAE, net	123.0	70.0	49.7
Provision for losses and LAE
Occurring in current year	45.0	19.5	19.0
Occurring in prior years	3.8	48.4	15.7

Total	48.8	67.9	34.7

Payments for losses and loss adjustment expenses
Occurring in current year	8.7	3.6	1.3
Occurring in prior years	25.4	11.1	13.1

Total	34.1	14.7	14.4

Reserve for losses and LAE, net	137.7	123.0	70.0
Add Reinsurance recoverables	2.2	.2	—

Reserve for losses and LAE at end of year	$139.9	$123.2	$70.0

In 2002, 2001, and 2000, Financial Guaranty recorded losses of $36.3 million, $24.9 million and $21.9 million, respectively, in connection with its trade credit and surety businesses.

Analysis of Primary Risk in Force

The Company’s business strategy has been to disperse risk as widely as possible. The Company analyzes its portfolio in a number of ways to identify any concentrations or imbalances in risk dispersion. The Company believes the quality of its insurance portfolio is affected significantly by:

•	the geographic dispersion of the properties securing the insured loans;

•	the quality of loan originations;

•	the types of loans insured (including LTV, purpose of the loan, type of loan instrument and type of underlying property securing the loan); and

•	the age of the loans insured.

Financial Guaranty seeks to maintain a diversified insurance portfolio designed to spread its risk based on insurer, type of debt obligation insured, and geographic concentration.

Primary Risk In Force By Policy Year

The following table sets forth the percentage of the Company’s primary mortgage insurance risk in force by policy origination year as of December 31:

1997 and prior	9.3%
1998	10.0
1999	10.7
2000	6.6
2001	25.6
2002	37.8

100.0%

Geographic Dispersion

The following tables reflect the percentage of direct primary mortgage insurance risk in force on the Company’s book of business (by location of property) for the top 10 states and top 15 metropolitan statistical areas (“MSAs”) as of December 31, 2002 and 2001:

Top Ten States	2002	2001
California	16.4%	16.4%
Florida	7.9	7.4
New York	6.3	6.4
Texas	5.2	5.2
Georgia	4.6	4.4
Arizona	4.1	4.0
New Jersey	3.5	3.8
Illinois	3.5	3.6
Pennsylvania	3.3	3.6
Ohio	2.7	2.6

Total	57.5%	57.4%

Top Fifteen MSAs	2002	2001
Los Angeles-Long Beach, CA	4.4%	4.1%
Atlanta, GA	3.8	3.4
Phoenix/Mesa, AZ	3.6	3.2
Chicago, IL	3.3	3.0
Washington, DC – MD – VA	3.0	2.6
New York, NY	2.9	2.6
Riverside-San Bernardino, CA	2.5	2.2
Philadelphia, PA-NJ	2.1	2.2
Nassau/Suffolk, NY	2.0	1.9
Boston, MA – NH	1.8	.8
Las Vegas, NV	1.8	1.5
Houston, TX	1.7	1.4
Miami – Hialeah, FL	1.7	1.4
Detroit, MI	1.6	1.4
San Diego, CA	1.6	1.3

Total	37.8%	34.5%

The following table sets forth the distribution by state of the Company’s financial guaranty insurance in force as of December 31, 2002 and 2001:

Jurisdiction	2002	2001
New York	11.1%	9.9%
California	8.8	10.0
Texas	5.4	5.4
Florida	4.9	5.9
Pennsylvania	4.3	4.6
Illinois	4.1	4.4
Massachusetts	3.4	3.5
Other (1)	58.0	58.3

Total	100.0%	100.0%

(1)	Represents all remaining states, the District of Columbia and several foreign countries, in which obligations insured and reinsured by Financial Guaranty arise, none of which individually constitutes greater than 3.6% for 2002 and 3.4% for 2001 of Financial Guaranty’s insurance in force.

For the years ended December 31, 2002 and 2001, the Company’s revenue attributable to foreign countries was approximately 6% and 3%, respectively (and less than 1% in 2000). In addition, long-lived assets located in foreign countries were immaterial for the 2002, 2001and 2000 fiscal years.

Lender and Product Characteristics

While geographic dispersion is an important component of overall risk dispersion and it has been a strategy of the Company to limit its exposure in the top 10 states and top 15 MSAs, the Company believes the quality of the risk in force should be considered in conjunction with other elements of risk dispersion, such as product distribution, as well as the Company’s risk management and underwriting practices.

The following table reflects the percentage of the Company’s direct mortgage insurance risk in force (as determined on the basis of information available on the date of mortgage origination) by the categories indicated as of December 31, 2002 and 2001:

Direct Mortgage Insurance Risk in Force

	2002	2001
Product Type:
Primary	93.8%	94.3%
Pool (1)	6.2	5.7

Total	100.0%	100.0%

Direct Primary Mortgage Insurance Risk in Force

	2002	2001
Direct Primary Risk in Force (dollars in millions)	$26,273	$26,004
Lender Concentration:
Top 10 lenders (by original applicant)	49.3%	40.4%
Top 20 lenders (by original applicant)	58.5%	49.6%
LTV:
95.01% to 100.00%	8.4%	6.0%
90.01% to 95.00%	40.4	43.5
85.01% to 90.00%	38.2	40.2
85.00% and below	13.0	10.3

Total	100.0%	100.0%

Loan Grade:
Prime	77.7%	79.7%
Non-Prime:
Alt-A	15.0	9.1
A minus and below	7.3	11.2

Total	100.0%	100.0%

Loan Type:
Fixed	81.4%	86.3%
Adjustable rate mortgage (“ARM”) (fully indexed)(2)	18.1	13.0
ARM (potential negative amortization)(3)	0.5	0.7

	100.0%	100.0%

FICO Score:
<=520	.4%	.4%
521-619	12.0	10.7
620-679	30.7	29.0
680-739	33.3	34.6
>=740	23.6	25.3

	100.0%	100.0%

Mortgage Term:
15 years and under	3.2%	2.7%
Over 15 years	96.8	97.3

Total	100.0%	100.0%

Property Type:
Non-condominium (principally single-family detached)	99.8%	96.2%
Condominium or cooperative	0.2	3.8

Total	100.0%	100.0%

Occupancy Status:
Primary residence	96.0%	96.2%
Second home	1.7	1.7
Non-owner occupied	2.3	2.1

Total	100.0%	100.0%

	2002	2001
Mortgage Amount:
less than $300,000	93.2%	94.8%
$300,000 and over	6.8	5.2

Total	100.0%	100.0%

Loan Purpose:
Purchase	70.3%	74.4%
Refinance	18.8	18.2
Cash out refinance	10.9	7.4

Total	100.0%	100.0%

(1)	Includes traditional and modified pool insurance.
(2)	Refers to loans where payment adjustments are the same as mortgage interest rate adjustments.
(3)	Loans with potential negative amortization will not have increasing principal balances unless interest rates increase as contrasted with scheduled negative amortization where an increase in loan balance will occur even if interest rates do not change.

One of the most important determinants of claim incidence is the relative amount of borrower’s equity, or down payment, in the home. The expectation of claim incidence on 95% LTV loans (“95s”) is approximately two times the expected claim incidence on 90s. The Company believes that the higher premium rates it charges on 95s adequately reflect the additional risk on these loans. The industry and the Company have been insuring 97s since 1995 and 100% LTV loans (“100s”) since 2000. These loans are expected to have a higher claim incidence than 95s; however, with proper counseling efforts and by limiting insurance on these loans to sensible affordable housing programs, it is the Company’s belief that the claim incidence should not be materially (more than one and one-half times) worse than on 95s, although there can be no assurance that claim incidence will not be materially worse on 97s or 100s than on 95s. Premium rates on 100s and 97s are higher than on 95s to compensate for the additional risk and the higher expected frequency and severity of claims. The Company insures an immaterial amount of loans having an LTV over 100%.

In recent years, the Company has decreased its insurance on mortgage loans identified by its customers as “affordable housing” loans. These loans are typically made to low- and moderate-income borrowers in conjunction with special programs developed by state or local housing agencies, Fannie Mae or Freddie Mac. Such programs usually include 95s, 97s and 100s and may require the liberalization of certain underwriting guidelines in order to achieve their objectives. The Company’s participation in these programs is dependent upon acceptable borrower counseling. Default experience on these programs has been worse than non-“affordable housing” loans; however, the Company does not believe the ultimate claims will materially affect its financial results due to the relatively small amount of such business in the Company’s insured book combined with higher premium rates and risk-sharing elements.

The Company believes that the risk of claim on non-prime loans is significantly higher than that on prime loans. Non-prime loans generally include Alt-A and A minus products and although higher premium rates and surcharges are charged in order to compensate for the additional risk, these products are relatively new and have never been insured in an adverse economic situation so there is no assurance that the premium rates are adequate or the loss performance will be at, or close to, expected levels.

The Company’s claim frequency on insured ARMs has been higher than on all other loan types. The Company believes that the risk on ARM loans is greater than on fixed rate loans due to possible monthly payment increases if interest rates rise.

The Company believes that 15-year mortgages present a lower level of risk than 30-year mortgages, primarily as a result of the faster amortization and the more rapid accumulation of borrower equity in the property. Premium rates for 15-year mortgages are lower to reflect the lower risk.

The Company believes that the risk of claim is also affected by the type of property securing the insured loan. In the Company’s opinion, loans on single-family detached housing are subject to less risk of claim incidence than loans on other types of properties. Conversely, loans on attached housing types, particularly condominiums and cooperatives, are generally considered by the Company to be a higher risk, due to the higher density of such properties and because a detached unit is the preferred housing type in most areas. The Company’s more stringent underwriting guidelines on condominiums and cooperatives reflect this higher expected risk.

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

The following table sets forth the distribution of the Company’s financial guaranty insurance in force by type of issue and as a percentage of total financial guaranty insurance in force as of December 31, 2002 and 2001:

	Insurance In Force (1)
Type of Obligation	2002		2001
	Amount	Percent	Amount	Percent
	(in billions)
Municipal:
General obligation and other tax supported	$27.0	25.8%	$27.1	27.7%
Water/sewer/electric gas and investor-owned utilities	17.8	17.0	17.9	18.3
Health care	16.5	15.7	15.1	15.4
Airports/transportation	11.4	10.9	11.1	11.3
Education	5.6	5.3	4.9	5.0
Other municipal (2)	3.1	3.0	3.7	3.8
Housing revenue	2.7	2.6	2.6	2.7

Total municipal	84.1	80.3	82.4	84.2
Structured finance:
Asset-backed	11.8	11.3	10.9	11.1
Other	8.8	8.4	4.6	4.7

Total structured finance	20.6	19.7	15.5	15.8

Total	$104.7	100.0%	$97.9	100.0%

(1)	Represents Financial Guaranty’s proportionate share of the aggregate outstanding principal and interest payable on such insured obligations.
(2)	Represents other types of municipal obligations, none of which individually constitutes a material amount of Financial Guaranty’s insurance in force.

The following table identifies the issuers of the Company’s 10 largest single-risk insurance in force by par amounts outstanding as of December 31, 2002 and the credit rating assigned by S&P as of that date (in the absence of financial guaranty insurance) to each such issuer:

Credit	Credit Rating	Obligation Type	Net Par in Force As of December 31, 2002
			(in millions)
Port Authority of New York and New Jersey	AA –	Airport	$450.9
San Francisco, California Airport Commission	A+	Airport	366.2
Long Island, NY Power Authority	A –	Water & Sewer	365.8
Lehman Brothers Sprint 3	AAA	Asset-Backed Corp.	350.0
New York City Municipal Water Finance Authority	AA	Water & Sewer	347.1
Epoch	AA	Asset-Backed Corp.	340.0
New York City, NY	A –	General Obligation	319.1
Hights 1X	AAA	Asset-Backed Corp.	314.6
State of California	A+	General Obligation	290.2
Illinois State	AA	General Obligation	289.7

The following table identifies the Company’s financial guaranty insurance in force amount outstanding at December 31, 2002 by credit rating assigned by S&P to each issuer:

	As of December 31, 2002
	Insurance in force	Percent
	(in billions)
AAA	$8.4	8.0%
AA	23.0	22.0
A	41.1	39.2
BBB	24.0	22.9
IG	1.0	1.0
NIG	2.2	2.1
Not rated	5.0	4.8

Total	$104.7	100.0%

Investment Policy and Portfolio

The Company’s income from its investment portfolio is one of the Company’s primary sources of cash flow to support its operations and claim payments.

The Company follows an investment policy that at a minimum requires:

•	95% of its investment portfolio to consist of cash equivalents and debt securities (including redeemable preferred stocks) which, at the date of purchase, were rated investment grade by a nationally recognized rating agency (e.g., “BBB” or better by S&P); and

•	At least 50% of its investment portfolio to consist of cash, cash equivalents and debt securities (including redeemable preferred stocks) which, at the date of purchase, were rated the highest investment grade by a nationally recognized rating agency (e.g., “AAA” by S&P).

The Company is permitted to invest in equity securities (including convertible debt and convertible preferred stock), provided its equity component does not exceed 20% of the total investment portfolio.

The Company periodically reviews its investment portfolio for declines in fair value below the amortized cost basis that are considered to be other-than-temporary and recognizes any such declines in earnings if the security has not been sold. Potential declines in fair value below the amortized cost basis considered other-than-temporary for individual securities held in the Company’s investment portfolio were not material for each of the three years in the period ended December 31, 2002.

At December 31, 2002, the Company’s investment portfolio had a carrying value of $4,200.3 million and a market value of $4,224.0 million, including $180.9 million of short-term investments. The Company’s investment portfolio did not include any real estate or mortgage loans. The portfolio included 281 privately placed, investment-grade securities with an aggregate carrying value of $107.8 million. At December 31, 2002, 99.7% of the Company’s investment portfolio (which includes fixed maturities and equity securities) consisted of cash equivalents and debt securities (including redeemable preferred stocks) that were rated investment grade.

The Company’s investment policies and strategies are subject to change depending upon regulatory, economic and market conditions and the then-existing or anticipated financial condition and operating requirements, including the tax position, of the Company.

The diversification of the Company’s investment portfolio (other than short-term investments) at December 31, 2002 is shown in the table below:

Investment Portfolio Diversification

	December 31, 2002
	Amortized Cost	Fair Value	Percent (1)
	(in thousands)
Fixed maturities held to maturity(3):
State and municipal obligations	$356,000	$379,643	100%

Total	$356,000	$379,643	100%

Fixed maturities available for sale:
U.S. government securities (2)	$204,702	$208,745	6.1%
U.S. government agency securities (2)	185,060	188,030	5.6
State and municipal obligations	2,369,320	2,482,419	71.1
Corporate obligations	94,653	100,210	2.8
Convertible Securities	268,799	266,371	8.1
Asset-backed securities	44,820	46,232	1.3
Redeemable preferred stocks	73,595	65,400	2.2
Private placements	82,857	82,857	2.5
Foreign governments	8,296	8,662	0.3

Total	$3,332,102	$3,448,926	100.0%

Equity securities	$196,766	$168,517
Trading securities	39,261	37,619
Other invested assets	8,346	8,346

Total	$3,932,475	$4,043,051

(1)	Percentage of amortized cost.
(2)	Substantially all of these securities are backed by the full faith and credit of the U.S. government.
(3)	All security types listed, other than U.S. government securities, consist primarily of investment-grade securities.

The following table shows the scheduled maturities of the securities held in the Company’s investment portfolio at December 31, 2002:

Investment Portfolio Scheduled Maturity (1)

	December 31, 2002
	Carrying Value	Percent
	(in thousands)
Short-term investments	$180,919	4.3%
Less than one year	63,953	1.5
One to five years	528,317	12.6
Five to ten years	700,962	16.7
Over ten years	2,213,993	52.7
Mortgage-backed securities (2)	186,069	4.4
Asset-backed securities (2)	46,232	1.1
Redeemable preferred stocks (3)	65,400	1.6
Equity securities (3)	168,517	4.0
Trading securities (3)	37,619	0.9
Other invested assets (3)	8,346	0.2

Total	$4,200,327	100.0%

(1)	Actual maturities may differ as a result of calls prior to scheduled maturity.
(2)	Substantially all of these securities are backed by the Government National Mortgage Association (“GNMA”) or Fannie Mae.
(3)	No stated maturity date.

The following table shows the ratings by S&P of the Company’s investment portfolio (other than short-term investments) as of December 31, 2002:

Investment Portfolio by S&P Rating

	December 31, 2002
	Carrying Value	Percent
Rating (1)	(in thousands)
Fixed maturities:
U.S. government and agency securities	$211,053	5.3%
AAA	2,139,293	53.2
AA	839,455	20.9
A	195,118	4.9
BBB	213,792	5.3
BB and below and other (2)	12,307	0.3
Not rated (3)	193,908	4.8
Trading securities	37,619	0.9
Equity securities	168,517	4.2
Other invested assets	8,346	0.2

Total	$4,019,408	100.0%

1.	As assigned by S&P as of December 31, 2002.
2.	Securities in this category have been rated non-investment grade by S&P as of December 31, 2002.
3.	Securities in this category have not been rated by S&P as of December 31, 2002 but have been rated investment grade as of December 31, 2002 by at least one other nationally recognized securities rating agency.

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

Radian Reinsurance and Radian Asset Assurance are domiciled and licensed in the State of New York as financial guaranty insurers. They are also subject to the provisions of the New York insurance law and related rules and regulations governing property-casualty insurers to the extent such provisions are not inconsistent with the financial guaranty insurance statute. Both Radian Reinsurance and Radian Asset Assurance are also licensed under the New York insurance law to write surety insurance, credit insurance and residual value insurance, which are the only other types of insurance that a financial guaranty insurer licensed under the New York insurance law may be authorized to write.

Each insurance subsidiary is required by its state of domicile and each other jurisdiction in which it is licensed to make various filings, with those jurisdictions and with the National Association of Insurance Commissioners, including quarterly and annual financial statements prepared in accordance with statutory accounting practices. Additionally, each insurance subsidiary is subject to detailed regulation in each of those states, including risk limits, investment restrictions and diversification requirements.

Each insurance subsidiary licensed in New York for financial guaranty insurance must maintain both a reserve for unearned premiums and for incurred losses and a special, formulaically derived contingency reserve to protect policyholders against the impact of excessive losses occurring during adverse economic cycles. Each calculated reserve may be drawn on with the approval of the New York insurance department under specified but limited circumstances.

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

Because the Company is an insurance holding company, Radian Guaranty and Radian Insurance are Pennsylvania insurance companies, Amerin Guaranty is an Illinois insurance company, and Radian Reinsurance and Radian Asset Assurance are New York insurance companies, the Pennsylvania, Illinois and New York insurance laws regulate, among other things, certain transactions in the Company’s common stock and certain transactions between Radian Guaranty, Radian Insurance, Amerin Guaranty, Radian Reinsurance, Radian Asset Assurance, the Company’s other insurance subsidiaries, and their parent or affiliates. Specifically, no person may, directly or indirectly, offer to acquire or acquire “control” of the Company, or its insurance subsidiaries, unless such person files a statement and other documents with the relevant state’s Commissioner of Insurance and obtains such Commissioner’s prior approval. The Commissioner may hold a public hearing on the matter. “Control” is presumed to exist if 10% or more of the Company or its insurance subsidiaries’ voting securities are owned or controlled, directly or indirectly, by a person, although “control” may or may not be deemed to exist where a person owns or controls a lesser amount of securities. In addition, material transactions between the Company and its insurance subsidiaries and their parent or affiliates are subject to certain conditions, including that they be “fair and reasonable.” These restrictions generally apply to all persons controlling or under common control with the Company or its insurance subsidiaries. Certain transactions between the Company’s insurance subsidiaries and their parent or affiliates may not be entered into unless the relevant Commissioner of Insurance is given 30 days’ prior notification and does not disapprove the transaction during such 30-day period.

Dividends.    The ability of Radian Guaranty to pay dividends on its common stock is restricted by certain provisions of the insurance laws of the Commonwealth of Pennsylvania, its state of domicile. The insurance laws of Pennsylvania establish a test limiting the maximum amount of dividends that may be paid without prior approval by the Pennsylvania Insurance Commissioner. Under such test, Radian Guaranty may pay dividends during any 12-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders’ surplus or (ii) the preceding year’s statutory net income. In accordance with such restrictions, $411.6 million would be available for dividends in 2003. However, an amendment to the Pennsylvania statute requires that dividends and other distributions be paid out of an insurer’s unassigned surplus. Because of the unique nature of the method of accounting for contingency reserves, Radian Guaranty has negative unassigned surplus. Thus, prior approval by the Pennsylvania Insurance Commissioner is required for Radian Guaranty to pay dividends or make other distributions so long as Radian Guaranty has negative unassigned surplus. The Pennsylvania Insurance Commissioner has approved all distributions by Radian Guaranty since the passage of this amendment.

Radian Guaranty’s current excess of loss reinsurance agreement prohibits the payment of any dividend that would have the effect of reducing the total of its statutory policyholders’ surplus plus its contingency reserve below $85.0 million. As of December 31, 2002, Radian Guaranty had statutory policyholders’ surplus of $163.5 million and a contingency reserve of $1,652.2 million, for a total of $1,815.7 million.

The ability of Amerin Guaranty to pay dividends on its common stock is restricted by certain provisions of the insurance laws of the State of Illinois, its state of domicile. The insurance laws of Illinois establish a test limiting the maximum amount of dividends that may be paid from unassigned surplus by an insurer without prior approval by the Illinois Insurance Commissioner. Under such test, Amerin Guaranty may pay dividends during any 12-month period in an amount equal to the greater of (i) 10 percent of the preceding year-end statutory policyholders’ surplus or (ii) the preceding year’s statutory net income. In accordance with such restrictions, $29.6 million would be available for dividends in 2003 without prior regulatory approval, which represents the positive unassigned surplus of Amerin Guaranty at December 31, 2002.

Under the New York insurance law, the financial guaranty insurance subsidiaries may only declare or distribute dividends from earned surplus. The maximum amount of dividends, which may be paid by the insurance subsidiaries without prior approval of the Superintendent of Insurance, is subject to restrictions relating to statutory surplus and net investment income as defined by statute. At December 31, 2002, Radian Reinsurance had $27.2 million available for dividends in 2003 and Radian Asset Assurance had $30.9 million available for dividends in 2003 without prior approvals. In connection with the approval of the acquisition of EFSG, the Company, Radian Reinsurance and Radian Asset Assurance agreed that Radian Reinsurance and Radian Asset Assurance would refrain from paying any dividends to the Company for a period of two years from the date of acquisition of control without the prior written consent of the New York Insurance Department. The agreement for Radian Reinsurance and Radian Asset Assurance to refrain from paying dividends to the Company expired on February 28, 2003.

Risk to Capital.    A number of states limit a private mortgage insurer’s risk in force to 25 times the total of the insurer’s policyholders’ surplus plus the statutory contingency reserve, commonly known as the “risk-to capital” requirement. As of December 31, 2002, the consolidated risk-to-capital ratio for Mortgage Insurance was 11.5 to 1, compared to 14.1 to 1 in 2001. The Cross Guaranty Agreement between Radian Guaranty and Amerin Guaranty makes it appropriate to look at risk-to-capital on a consolidated basis.

Reserves.    For statutory reporting, mortgage insurance companies are required annually to provide for additions to the contingency reserve in an amount equal to 50% of earned premiums. Such amounts cannot be withdrawn for a period of 10 years except under certain circumstances. The contingency reserve, designed to be a reserve against catastrophic losses, essentially restricts dividends and other distributions by the mortgage insurance companies. Mortgage insurance companies classify the contingency reserve as a statutory liability. At December 31, 2002, Radian Guaranty had statutory policyholders’ surplus of $163.5 million and a contingency reserve of $1,652.2 million and Amerin Guaranty had statutory policyholders’ surplus of $296.4 million. During 2001, Radian Guaranty and Amerin Guaranty entered into an assumption agreement, whereby Radian Guaranty assumed 100% of the rights, duties and obligations related to first lien mortgage guaranty insurance written by Amerin Guaranty. The contingency reserve of $310.9 million related to this assumption was transferred as well.

In accordance with New York insurance law, Financial Guaranty must establish a contingency reserve, equal to the greater of 50% of premiums written or a stated percentage of the principal guaranteed, ratably over 15-20 years dependent upon the category of obligation insured. Reinsurers are required to establish a contingency reserve equal to their proportionate share of the reserve established by the ceding company. At December 31, 2002, Radian Reinsurance had statutory policyholders’ surplus of $272.1 million and a contingency reserve of $280.4 million and Radian Asset Assurance had statutory policyholders’ surplus of $309.5 million and a contingency reserve of $39.3 million.

Premium Rates and Policy Forms.    Each of the Company’s mortgage insurance and financial guaranty subsidiaries’ premium rates and policy forms are subject to regulation in every state in which it is licensed to transact business in order to protect policyholders against the adverse effects of excessive, inadequate or unfairly discriminatory rates and to encourage competition in the insurance marketplace. In most states, premium rates and policy forms must be filed prior to their use. In some states, such rates and forms must also be approved prior to use. Changes in premium rates are subject to justification, generally on the basis of the insurer’s loss experience, expenses and future trend analysis. The general default experience in the mortgage insurance industry may also be considered.

Reinsurance.    Certain restrictions apply under the laws of several states to any licensed company ceding business to an unlicensed reinsurer. Under such laws, if a reinsurer is not admitted or approved in such states, the company ceding business to the reinsurer cannot take credit in its statutory financial statements for the risk ceded to such reinsurer absent compliance with certain reinsurance security requirements. In addition, several states also have special restrictions on mortgage insurance, and several states limit the amount of risk a mortgage insurer may retain with respect to coverage on an insured loan to 25% of the insured’s claim amount. Coverage in excess of 25% (i.e., deep coverage) must be reinsured.

Examination.    The Company’s insurance subsidiaries are subject to examination of their affairs by the insurance departments of each of the states in which they are licensed to transact business.

New York Circular Letter.    The New York insurance department (the “Department”) issued Circular Letter No. 2 dated February 1, 1999 (the “Letter”) that discusses its position concerning various transactions between mortgage guaranty insurance companies licensed in New York and mortgage lenders. The Letter confirms that captive reinsurance transactions are permissible if they “constitute a legitimate transfer of risk” and “are fair and equitable to the parties”. The Letter also states that “supernotes/performance notes,” “dollar pool” insurance, and “un-captive captives” violate New York law.

Accreditation.    The National Association of Insurance Commissioners has instituted the Financial Regulatory Accreditation Standards Program, known as “FRASP,” in response to federal initiatives to regulate the business of insurance. FRASP provides standards intended to establish effective state regulation of the financial condition of insurance companies. FRASP requires states to adopt certain laws and regulations, institute required regulatory practices and procedures, and have adequate personnel to enforce such items in order to become accredited. In accordance with the National Association of Insurance Commissioners’ Model Law on Examinations, accredited states are not permitted to accept certain financial examination reports of insurers prepared solely by the insurance regulatory agency in states not accredited by January 1, 1994. Although the State of New York is not accredited, no states where Radian Reinsurance and Radian Asset Assurance are licensed have refused to accept the Department’s Reports on Examination for Radian Reinsurance and Radian Asset Assurance. However, there can be no assurance that, should the New York insurance department remain unaccredited, other states that are accredited will continue to accept financial examination reports prepared solely by New York. The Company does not believe that the refusal by an accredited state to continue accepting financial examination reports prepared by New York, should that occur, will have a material adverse impact on its insurance businesses.

Federal Regulation

RESPA.    The origination or refinance of a federally regulated mortgage loan is a settlement service, and therefore subject to the Real Estate Settlement Practices Act of 1974, and the regulations promulgated thereunder (collectively, “RESPA”). In December 1992, regulations were issued which stated that mortgage insurance is also a settlement service, and therefore, that mortgage insurers are subject to the provisions of Section 8(a) of RESPA, which generally prohibits persons from accepting anything of value for referring real estate settlement services to any provider of such services. Although many states prohibit mortgage insurers from giving rebates, RESPA has been interpreted to cover many non-fee services as well. The U.S. Department of Housing and Urban Development’s (“HUD”) interest in pursuing violations of RESPA has increased the awareness of both mortgage insurers and their customers of the possible sanctions of this law.

The Company and all of its mortgage insurance competitors have been sued in similar actions alleging violations of RESPA. The Company is contesting the action brought against it and believes its products and services comply with RESPA, as well as all other applicable laws and regulations. See “Item 3. Legal Proceedings” of this report for further details.

HUD has proposed a rule under RESPA to create an exemption from Section 8(a) of RESPA. The proposed rule would make the exemption available to lenders that, at the time a borrower submits a loan application, give the borrower a firm, guaranteed price for all the settlement services associated with the loan. Mortgage insurance is currently included in the proposed rule as one of these settlement services. HUD is currently considering comments to the proposed rule, and is not expected to finalize the rule until the summer of 2003. The rule would not be effective until a year after it is finalized. If the rule is implemented, the premiums charged for mortgage insurance could be affected. As the final rule has not yet been issued, management is unable to determine what impact, if any, it will have on the Company.

HMDA.    Most originators of mortgage loans are required to collect and report data relating to a mortgage loan applicant’s race, nationality, gender, marital status and census tract to HUD or the Federal Reserve under the Home Mortgage Disclosure Act of 1975 (“HMDA”). The purpose of HMDA is to detect possible discrimination in home lending and, through disclosure, to discourage such discrimination. Mortgage insurers are not required pursuant to any law or regulation to report HMDA data, although under the laws of several states, mortgage insurers are currently prohibited from discriminating on the basis of certain classifications.

The active mortgage insurers, through their trade association, Mortgage Insurance Companies of America (“MICA”), entered into an agreement with the Federal Financial Institutions Examinations Council (“FFIEC”) to

report the same data on loans submitted for insurance as is required for most mortgage lenders under HMDA. Reports of HMDA-type data for the mortgage insurance industry have been submitted by MICA to the FFIEC since 1993. Management is not aware of any pending or expected actions by governmental agencies in response to the reports submitted by MICA to the FFIEC.

Mortgage Insurance Cancellation.    The Homeowners Protection Act of 1998 (the “Act”) was signed into law on July 29, 1998. The Act imposes certain cancellation and termination requirements for borrower-paid private mortgage insurance and requires certain disclosures to borrowers regarding their rights under the law. The Act also requires certain disclosures for loans covered by lender-paid private mortgage insurance. Specifically, the Act provides that private mortgage insurance on most loans originated on or after July 29, 1999 may be canceled at the request of the borrower once the LTV reaches 80%, provided that certain conditions are satisfied. Private mortgage insurance must be canceled automatically once the LTV reaches 78% (or, if the loan is not current on that date, on the date that the loan becomes current). The Act establishes special rules for the termination of private mortgage insurance in connection with loans that are “high risk”. The Act does not define “high risk” loans but leaves that determination to Fannie Mae and Freddie Mac for loans up to the conforming loan limit and to the mortgagee for any other loan. For “high risk” loans above the conforming loan limit, private mortgage insurance must be terminated on the date that the LTV is first scheduled to reach 77%. In no case, however, may private mortgage insurance be required beyond the midpoint of the amortization period of the loan if the mortgagor is current on the payments required by the terms of the mortgage. The Company believes that the Act will have an immaterial impact on the persistency rate of the Company’s insured loans (the persistency rate being the percentage of insurance in force that remains on the Company’s books after any given 12-month period), and on the Company’s financial results.

Other Direct Regulation

Freddie Mac and Fannie Mae

As the most significant purchasers and sellers of conventional mortgage loans, and therefore beneficiaries of private mortgage insurance, Freddie Mac and Fannie Mae impose requirements on private mortgage insurers so that they may be eligible to insure loans sold to such agencies. Freddie Mac’s current eligibility requirements impose limitations on the type of risk insured, standards for the geographic and customer diversification of risk, procedures for claims handling, acceptable underwriting practices, standards for certain reinsurance cessions and financial requirements that generally mirror state insurance regulatory requirements. These requirements are subject to change from time to time. Fannie Mae also has eligibility requirements, although such requirements are not published. Radian Guaranty and Amerin Guaranty are approved mortgage insurers for both Freddie Mac and Fannie Mae.

In January 1999, Fannie Mae announced a new program that allows for lower levels of required mortgage insurance coverage for low down payment 30-year fixed rate loans approved through its Desktop Underwriter automated underwriting system. The insurance levels are similar to those required prior to 1995. Fannie Mae will replace some of the coverage with a layer of investor mortgage insurance coverage provided by at least two mortgage insurers, one of which will be the Company. Fannie Mae also announced that it intends to purchase additional insurance for certain eligible “Flex 97” and investor loans, and the Company has been selected to provide this coverage on a pilot basis. The Company does not believe that these developments will adversely affect the demand for or the profitability of mortgage insurance in the near future.

The Office of Federal Housing Enterprise Oversight issued new risk-based capital regulations for Fannie Mae and Freddie Mac, which took effect September 13, 2002. The most relevant provision to the Company is a distinction between “AAA”-rated insurers and “AA” -rated insurers. The new regulations impose a credit haircut that Fannie Mae and Freddie Mac are given for exposure ceded to “AAA” – rated insurers by 3.5% and to “AA” – rated insurers by 8.75%. Currently Radian Guaranty is rated “AA”; two other mortgage insurance providers are rated “AAA.” The provisions of the new regulations are to be phased in over a 10-year period commencing on the effective date of the regulation.

Indirect Regulation

The Company is also indirectly, but significantly, impacted by regulations affecting originators and purchasers of mortgage loans, particularly Freddie Mac and Fannie Mae, and regulations affecting governmental insurers such as the FHA and Veterans Administration (“VA”). Private mortgage insurers, including the Company, are highly dependent upon federal housing legislation and other laws and regulations that affect the demand for private mortgage insurance and the housing market generally. For example, legislation which increases the number of persons eligible for FHA or VA mortgages could have a material adverse effect on the Company’s ability to compete with the FHA or VA.

The FHA single family loan limits were raised in the fall of 1998. These increased loan limits vary by geographic region from $109,032 to $197,620. The Company does not believe that demand for private mortgage insurance has been or will be materially adversely affected by this change.

Proposals have been advanced that would allow Fannie Mae and Freddie Mac additional flexibility in determining the amount and nature of alternative recourse arrangements or other credit enhancements that they could utilize as substitutes for private mortgage insurance. The Company cannot predict if or when any of the foregoing legislation or proposals will be adopted, but if adopted and depending upon the nature and extent of revisions made, demand for private mortgage insurance may be adversely affected. There can be no assurance that other federal laws affecting such institutions and entities will not change, or that new legislation or regulations will not be adopted. In addition, Fannie Mae and Freddie Mac have entered into, and may in the future seek to enter into, alternative recourse arrangements or other enhancements based on their existing legislative authority.

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

Foreign Regulation

The Company is also subject to certain regulation in various foreign countries, primarily the United Kingdom and Bermuda, as a result of its operations in those jurisdictions.

Employees

At December 31, 2002, the Company had 1,344 employees, of which approximately one-third are located at its Philadelphia headquarters facility, 141 are employees of Financial Guaranty and 140 are employees of RadianExpress. Approximately 600 employees are classified as contract underwriting employees and their employment level is commensurate with the level of mortgage loan origination in the mortgage industry. The Company’s employees are not unionized and management considers employee relations to be good.

Availability of SEC Filings on Company Website

The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on the Company’s website at www.radiangroupinc.com, under the

“Investor Information – SEC Filings” section, as soon as reasonably practicable after the Company electronically files those reports with or furnishes those reports to the Securities and Exchange Commission. The information contained on the Company’s website is not part of this report.

Item 2.    Properties

The Company recently entered into a lease for approximately 116,000 square feet of space at its corporate headquarters in Philadelphia, which runs from September 2003 until August 2015. The Company also leases approximately 29,000 square feet of space in Philadelphia under a lease that will expire in August 2003, and, upon the expiration of such lease the Company plans to relocate the operations housed under such lease into its corporate headquarters. In addition, the Company leases: (1) space for its mortgage insurance regional offices, service centers and on-site offices throughout the United States comprising approximately 45,000 square feet with leases expiring between 2003 and 2007; (2) space for RadianExpress.com in Ohio comprising approximately 16,000 square feet, under a lease expiring in 2006; (3) space for its financial guaranty operations in New York comprising approximately 121,000 square feet, under a lease expiring in 2015, approximately 55,000 square feet of which the Company subleases to others; and (4) space for its UK operations in London comprising approximately 6,500 square feet, under a lease expiring in 2012. With respect to all facilities, the Company believes it will be able to obtain satisfactory lease renewal terms.

The Company believes its existing properties are well utilized and are suitable and adequate for its present circumstances.

The Company currently maintains four data centers and two disaster recovery sites to support its businesses. Over the next two years, the Company will be replacing its legacy systems that currently support accounting, claims, risk management, underwriting and other non-insurance operations. The Company’s strategic direction for all new system development is to deploy 100% web-based custom or off-the-shelf software on a Unix and Windows 2000 platform. PeopleSoft Financial Systems is currently installed and operational for the Company. The Company built a new data center in Dayton, Ohio in 2002, for which it began leasing approximately 27,360 square feet of space in June 2002 under a 10-year lease. Two separate fiber optic feeds serve this data center. The center is cabled for two separate power grids and has sufficient diesel standby generator power to power the data center and personal work areas for critical staff. The corporate headquarters in Philadelphia is the disaster recovery site for all operations. Over the next year, the Company will migrate its operations from the current New York site to the data center in Ohio and the two existing disaster recovery sites to the Philadelphia disaster recovery site. This will ensure continuous availability at the Dayton site and full business recovery capability at the Philadelphia data center.

Item 3.    Legal Proceedings

In December 2000, a complaint seeking class action status on behalf of a nationwide class of home mortgage borrowers was filed against Radian Group Inc. (and certain of its mortgage insurance subsidiaries) in the United States District Court for the Middle District of North Carolina (Greensboro Division); in February 2001 a complaint seeking class action status on behalf of similar plaintiffs represented by Texas counsel was filed against Radian Group Inc. (and certain of its mortgage insurance subsidiaries) in the United States District Court for the Eastern District of Texas. The Radian defendant entities in both cases are collectively referred to here as “Radian”. The complaints allege that Radian violated Section 8 of the Real Estate Settlement Procedures Act (“RESPA”), which generally prohibits the giving of any fee, kickback or thing of value pursuant to any agreement or understanding that real estate settlement services will be referred. The complaints assert that the pricing of pool insurance, captive reinsurance, contract underwriting, performance notes and other, unidentified “structured transactions” should be interpreted as imputed kickbacks made in exchange for the referral of primary mortgage insurance business, which, according to the complaints, is a settlement service under RESPA. The complaints seek injunctive relief and damages of three times the amount of any mortgage insurance premiums paid by persons who were referred to Radian pursuant to the alleged agreement or understanding.

On September 10, 2002, Radian’s motion to dismiss the Texas lawsuit was granted; the plaintiffs are appealing that decision. The plaintiffs in the North Carolina lawsuit are represented by the same group of plaintiffs’ lawyers who filed six similar lawsuits in federal court in Georgia against other providers of primary mortgage insurance. Four of the Georgia lawsuits were settled; two are currently in discovery. In November 2002, contrary to Radian’s success in Texas described above, the Georgia court ruled against one of the defendants on certain preliminary motions substantially similar to those on which Radian prevailed in Texas. However, in February 2003, the Georgia court refused to certify a class in both of the lawsuits before it. Radian’s North Carolina case is in the motions and early discovery phase, and Radian has filed a motion to dismiss. Because this case is still developing, it is not possible to evaluate the outcome, to determine the effect, if any, that the Texas or Georgia court rulings could have on this case, or to estimate the amount or range of potential loss.

In addition to the above, the Company is involved in certain litigation arising in the normal course of its business. The Company is contesting the allegations in each other such pending action and believes, based on current knowledge and after consultation with counsel, that the outcome of such litigation will not have a material adverse effect on the Company’s consolidated financial position and results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of 2002 to a vote of holders of the Company’s common stock.

Part II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

Information with respect to this item is included on page 54 of the Company’s 2002 Annual Report to Stockholders under the caption “Common Stock” and is hereby incorporated by reference.

Item 6.    Selected Financial Data

The information set forth in the table on page 15 of the Company’s 2002 Annual Report to Stockholders under the caption “Selected Financial and Statistical Data” is hereby incorporated by reference.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information set forth on pages 42 through 53 of the Company’s 2002 Annual Report to Stockholders under the caption “Management’s Discussion and Analysis of Results of Operations and Financial Condition” is hereby incorporated by reference.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

The information set forth on pages 52 and 53 of the Company’s 2002 Annual Report to Stockholders under the caption “Management’s Discussion and Analysis of Results of Operations and Financial Condition – Quantitative and Qualitative Disclosures about Market Risk” is hereby incorporated by reference.

Item 8.    Financial Statements and Supplementary Data

The Consolidated Statements of Income, Consolidated Statements of Changes in Common Stockholders’ Equity and Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2002, and the related Consolidated Balance Sheets of the Company as of December 31, 2002 and 2001, together with the related notes thereto, the report on management’s responsibility and the independent auditors’ report, as well as the unaudited quarterly financial data, all set forth on pages 16 through 41 of the Company’s 2002 Annual Report to Stockholders, are hereby incorporated by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Part III

Item 10.    Directors and Executive Officers of the Registrant

The information on the directors and executive officers of the Registrant included in the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders under the captions, “THE BOARD OF DIRECTORS”, “EXECUTIVE OFFICERS OF RADIAN” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” is hereby incorporated by reference.

Item 11.    Executive Compensation

The information included in the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders under the caption “COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS” is hereby incorporated by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information included in the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders under the captions “SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN STOCKHOLDERS” and “COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS-Equity Compensation Plan Information” is hereby incorporated by reference.

Item 13.    Certain Relationships and Related Transactions

The information included in the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders under the caption “CERTAIN TRANSACTIONS” is hereby incorporated by reference.

Item 14.    Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days before the filing of this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in ensuring that the information required to be disclosed by the Company in its report filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported on a timely basis.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the performance of the evaluation referred to above.

Part IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)
1.	Financial statements—The financial statements listed in the accompanying “Index to Consolidated Financial Statements and Financial Statement Schedules” are incorporated by reference from the Company’s 2002 Annual Report to Stockholders into Item 8 of Part II of this report.

2.	Financial statement schedules—The financial statement schedules listed in the accompanying “Index to Consolidated Financial Statements and Financial Statement Schedules” are filed as part of this report.

3.	Exhibits—The exhibits listed in the accompanying “Index to Exhibits” are filed as part of this report.

(b)	Reports on Form 8-K

The Company has filed the following reports on Form 8-K since September 30, 2002:

Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on October 1, 2002 pursuant to Regulation FD containing the text of slide presentations made by management to shareholders of the Company as part of an “investor day” conference hosted by the Company.

Current Report on Form 8-K filed with the SEC on October 4, 2002 pursuant to Regulation FD containing the Company’s press release announcing a ratings downgrade of Radian Reinsurance Inc. by Standard & Poor’s Ratings Services.

(c)	The response to Item 15(c) is contained in Item 15 (a) (3) above.

(d)	The response to Item 15(d) is contained on pages F-1 through F-6 of this report.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULES

(Items 15(a) 1 and 2)

	Page
	Form 10-K	2002 Annual Report to Stockholders
Consolidated Financial Statements
Consolidated Balance Sheets at December 31, 2002 and 2001	—	16
Consolidated Statements of Income for each of the three years in the period ended December 31, 2002	—	17
Consolidated Statements of Changes in Common Stockholders’ Equity for each of the three years in the period ended December 31, 2002	—	18
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2002	—	19
Notes to consolidated financial statements	—	20-40
Report on management’s responsibility	—	41
Independent auditors’ report	—	41
Financial Statement Schedules
Independent auditors’ report on financial statement schedules	F-1	—
Schedule I—Summary of investments—other than investments in related parties (December 31, 2002)	F-2	—
Schedule II—Condensed financial information of Registrant (December 31, 2002)	F-3-F-5	—
Schedule IV—Reinsurance (December 31, 2002)	F-6	—

All other schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements and notes thereto.

INDEX TO EXHIBITS

(Item 15(a) 3)

Exhibit Number	Exhibit

2.1	Agreement and Plan of Merger dated as of November 22, 1998 between Registrant and Amerin Corporation. (1) (Exhibit 2.1)

2.2	Stock Purchase Agreement dated as of October 27, 2000 by and among Registrant, ExpressClose.com, Inc. and The Founding Stockholders of ExpressClose.com, Inc. (2) (Exhibit 2.2)

2.3	Agreement and Plan of Merger dated as of November 13, 2000 by and among Registrant, GOLD Acquisition Corporation, and Enhance Financial Services Group Inc. (3) (Exhibit 2.1)

3.1	Second Amended and Restated Certificate of Incorporation of the Registrant. (9)(Exhibit 3.1)

3.2	Amendment to Second Amended and Restated Certificate of Incorporation of the Registrant filed with the Secretary of the State of Delaware on June 14, 2001. (9) (Exhibit 3.2)

3.3	Certificate of Designations. (4) (Exhibit 3)

3.4	Amended and restated by-laws of the Registrant. (1) (Exhibit 3.2)

4.1	Specimen certificate for Common Stock. (5) (Exhibit 4.1)

4.2	Registration Rights Agreement dated January 11, 2002 relating to the 2.25% Senior Convertible Debentures due 2022. (7) (Exhibit 4.2)

4.3	Amended and Restated Shareholders Rights Agreement. (1) (Exhibit 4.4)

4.4	Indenture dated May 29, 2001 between Registrant and First Union National Bank, as Trustee (8) (Exhibit 4.1)

4.5	Form of 7.75% Debentures Due 2011 (included within Exhibit 4.4)

4.6	Indenture dated January 11, 2002 between Registrant and The Bank of New York, as Trustee. (9) (Exhibit 4.10)

4.7	Form of 2.25% Senior Convertible Debenture Due 2022. (included within Exhibit 4.6)

10.1	Tax Indemnification Agreement dated October 28, 1992 among the Company, Commonwealth Land Title Insurance Company, Reliance Insurance Company and Reliance Group Holdings, Inc. (9) (Exhibit 10.1)

10.2	Tax Allocation Agreement dated as of April 1, 1992, among Reliance Insurance Company and certain of its subsidiaries, including Commonwealth Mortgage Assurance Company. (10) (Exhibit 10.4)

10.3	Form of Change of Control Agreement dated January 25, 1995, between the Company and each of Frank P. Filipps, Paul F. Fischer and C. Robert Quint, (6) (9) (Exhibit 10.3)

*10.4	Form of Change of Control Agreement between the Company and Howard S. Yaruss and cott Stevens. (6)

10.5	Change of Control Agreement dated March 12, 1999, between the Company and Roy J. Kasmar. (6) (1) (10.40)

10.6	Change of Control Agreement dated July 19, 2000, between the Company and Bruce Van Fleet. (6) (2) (Exhibit 10.8)

10.7

Form of Second Amended and Restated Change-In-Control Protection Agreement dated November 15, 1999 between Enhance Financial Services Group Inc. and Martin Kamarck, amended and restated as of March 23, 2000. (9)(Exhibit 10.35)

10.8	Radian Group Inc. Pension Plan. (6) (9) (Exhibit 10.9)

Exhibit Number	Exhibit

*10.9	Amendment No. 1 to Radian Group Inc. Pension Plan.

*10.10	Radian Group Inc. Supplemental Executive Retirement Plan (Amended and Restated Effective January 1, 2002).

10.11	Radian Group Inc. Savings Incentive Plan. (6) (9) (Exhibit 10.10)

*10.12	Amendment No. 1 to Radian Group Inc. Savings Incentive Plan.

10.13	Radian Group Inc. 1992 Stock Option Plan. (9) (Exhibit 10.11)

10.14	Radian Group Inc. Equity Compensation Plan (Amended and Restated as of April 13, 1999). (6) (11) (Exhibit 10.9) )

10.15	Radian Group Inc. Deferred Compensation Plan (6) (5) (Exhibit 10.13)

10.16	Radian Group Inc. 1997 Employee Stock Purchase Plan. (12) (Exhibit 10)

*10.17	Amerin Corporation Second Amendment and Restatement of 1992 Long-Term Incentive Plan. (6)

*10.18	Enhance Financial Services Group Inc. Long Term Incentive Plan for Key Employees (Amended and Restated as of June 6, 1996).

10.19	Enhance Financial Services Group Inc. 1997 Long Term Incentive Plan for Key Employees (As Amended Through June 3, 1999). (6) (13) (Exhibit 10.2.2)

10.20	Enhance Reinsurance Company Supplemental Pension Plan (6) (14) (Exhibit 10.4)

10.21	Enhance Financial Services Group Inc. Non-Employee-Director Stock Option Plan (As Amended December 11, 1997). (15) (Annex A)

10.22	Registration Rights Agreement dated October 27, 1992 between the Company and Commonwealth Land Title Insurance Company. (8) (Exhibit 10.11)

10.23	Form of Radian Guaranty Inc. Master Policy. (10) (Exhibit 10.16)

10.24	Amended form of Radian Guaranty Inc. Master Policy, effective June 1, 1995. (8) (Exhibit 10.21)

10.25

Risk-to-Capital Ratio Maintenance Agreement between the Company and Commonwealth Mortgage Assurance Company regarding matters relating to Moody’s financial strength rating as amended through October 22, 1993. (8) (Exhibit 10.13)

*10.26	Net Worth and Liquidity Maintenance Agreement, dated as of October 10, 2000, between Radian Guaranty Inc. and Radian Insurance Inc.

10.27

First Layer Binder of Reinsurance, effective March 1, 1992, among Commonwealth Mortgage Assurance Company, Commonwealth Mortgage Assurance Company of Arizona, and AXA Reinsurance SA. (10) (Exhibit 10.19)

10.28

Capital Mortgage Reinsurance Company Variable Quota Share Reinsurance Agreement, effective January 1, 1994, between Commonwealth Mortgage Assurance Company and its affiliates and Capital Mortgage Reinsurance Company. (8) (Exhibit 10.16)

10.29	Capital Reinsurance Company Reinsurance Agreement, effective January 1, 1994, between Commonwealth Mortgage Assurance Company and Capital Reinsurance Company. (8) (Exhibit 10.17)

10.30

Capital Mortgage Reinsurance Company Variable Quota Share Reinsurance Agreement, effective January 1, 1995, between Commonwealth Mortgage Assurance Company and its affiliates and Capital Mortgage Reinsurance Company. (8) (Exhibit 10.18)

10.31

Capital Mortgage Reinsurance Company Variable Quota Share Reinsurance Agreement, effective January 1, 1996, between Commonwealth Mortgage Assurance Company and its affiliates and Capital Mortgage Reinsurance Company. (8) (Exhibit 10.19)

Exhibit Number	Exhibit

10.32

Capital Mortgage Reinsurance Company Variable Quota Share Reinsurance Agreement, effective January 1, 1997, between Commonwealth Mortgage Assurance Company and its affiliates and Capital Mortgage Reinsurance Company. (8) (Exhibit 10.20)

10.33	Credit Agreement dated as of February 8, 2002, between the Registrant and First Union National Bank, as Lender. (9) (Exhibit 10.28)

*10.34

Letter Amendment, dated February 5, 2003, to Credit Agreement dated as of February 8, 2002 between the Registrant and Wachovia Bank, National Association (formerly, First Union National Bank), as Lender.

10.35

Credit Agreement, dated as of November 7, 2001, among Enhance Reinsurance Company (now known as Radian Reinsurance Inc.), Banks from time to time party thereto and Deutsche Bank AG, New York Branch, as Agent. (9) (Exhibit 10.30)

*10.36

First Amendment, dated as of October 9, 2002, to Credit Agreement dated as of November 7, 2001 among Radian Reinsurance Inc., Banks from time to time party thereto and Deutsche Bank AG, New York Branch, as Agent.

*13

Portions of Registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2002 (which, except for those portions thereof expressly incorporated herein by reference, is furnished for the information of the Commission and is not deemed “filed” as part of this report.)

*21	Subsidiaries of the Company.

*23	Consent of Deloitte & Touche LLP.

*	Filed herewith.

(1)	Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit to the Registrant’s Registration Statement on Form S-4 filed May 6, 1999 (File No. 333-77957).
(2)	Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.
(3)	Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit to the Registrant’s Registration Statement on Form S-4 filed December 27, 2000 (File No. 333-52762).
(4)	Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
(5)	Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.
(6)	Management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(c) of Form 10-K.
(7)	Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit to the Registrant’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission April 19, 2002.
(8)	Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit to the Registrant’s Registration Statement on Form S-4 filed July 19, 2001, and any amendment thereto (File No. 333-65440).
(9)	Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
(10)	Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit in the Registrant’s Registration Statement on Form S-1 filed August 24, 1992 and amendments thereto (File No. 33-51188).
(11)	Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.
(12)	Incorporated by reference filed in the Registrant’s Registration Statement on Form S-8 filed November 20, 1997 (File No. 333-40623).
(13)	Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended June 30, 1999, of Enhance Financial Services Group Inc.
(14)	Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1999, of Enhance Financial Services Group Inc.
(15)	Incorporated by reference to the annex identified in parentheses, filed as an annex to the Schedule 14A of Enhance Financial Services Group Inc., filed with the Securities and Exchange Commission May 5, 1998.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 20, 2003.

Radian Group Inc.

By:	/s/ Frank P. Filipps
Frank P. Filipps, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 20, 2003 by the following persons on behalf of the registrant and in the capacities indicated.

Name	Title

/s/ Frank P. Filipps Frank P. Filipps	Chairman of the Board, Chief Executive Officer and Director

/s/ Roy J. Kasmar Roy J. Kasmar	President, Chief Operating Officer and Director

/s/ C. Robert Quint C. Robert Quint	Executive Vice President, Chief Financial Officer

/s/ Howard S. Yaruss Howard S. Yaruss	Executive Vice President, Secretary, General Counsel and Corporate Responsibility Officer

/s/ John J. Calamari John J. Calamari	Senior Vice President and Controller

/s/ Herbert Wender Herbert Wender	Lead Director

/s/ David C. Carney David C. Carney	Director

/s/ Howard B. Culang Howard B. Culang	Director

/s/ Stephen T. Hopkins Stephen T. Hopkins	Director

/s/ James W. Jennings James W. Jennings	Director

/s/ Ronald W. Moore Ronald W. Moore	Director

/s/ Robert W. Richards Robert W. Richards	Director

/s/ Anthony W. Schweiger Anthony W. Schweiger	Director

CERTIFICATIONS

I, Frank P. Filipps, certify that:

1.	I have reviewed this annual report on Form 10-K of Radian Group Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in the annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003	/s/ Frank P. Filipps
Frank P. Filipps Chief Executive Officer

I, C. Robert Quint, certify that:

1.	I have reviewed this annual report on Form 10-K of Radian Group Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

d)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in the annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003	/s/ C. Robert Quint
C. Robert Quint Chief Financial Officer

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders

Radian Group Inc.

Philadelphia, Pennsylvania

We have audited the consolidated financial statements of Radian Group Inc. and subsidiaries (the “Company”) as of December 31, 2002 and 2001, and for each of the three years in the period ended December 31, 2002, and have issued our report thereon dated February 28, 2003; such consolidated financial statements and reports are included in your 2002 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedules of Radian Group Inc., listed in Item 15. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/    Deloitte & Touche LLP

Deloitte & Touche LLP

Philadelphia, Pennsylvania

February 28, 2003

Radian Group Inc.

Schedule I

Summary of Investments—Other Than Investments in Related Parties

December 31, 2002

Type of Investment	Amortized Cost	Fair Value	Amount at Which Shown on the Balance Sheet
	(in thousands)
Fixed Maturities:
Bonds:
U. S. government and government
agencies and authorities	$389,762	$396,775	$396,775
State and municipal obligations	2,725,320	2,862,062	2,838,419
Corporate obligations	94,653	100,210	100,210
Convertible securities	268,799	266,371	266,371
Asset-backed securities	44,820	46,232	46,232
Private placements	82,857	82,857	82,857
Foreign governments	8,296	8,662	8,662
Redeemable preferred stocks	73,595	65,400	65,400

Total fixed maturities	3,688,102	3,828,569	3,804,926
Trading securities	39,261	37,619	37,619
Equity securities	196,766	168,517	168,517
Short-term investments	180,919	180,919	180,919
Other invested assets	8,346	8,346	8,346

Total investments other than investments in related parties	$4,113,394	$4,223,970	$4,200,327

Radian Group Inc.

Schedule II—Condensed Financial Information of Registrant

Condensed Balance Sheets

Parent Company Only

	December 31
	2002	2001
	(in thousands, except share and per-share amounts)
Assets
Investments
Fixed maturities held to maturity—at amortized cost (fair value $683 and $10,104)	$623	$9,838
Fixed maturities available for sale—at fair value (amortized cost $44,933)	46,545	—
Short-term investments	2,073	12,908
Cash	63	1,236
Investment in subsidiaries, at equity in net assets	3,157,604	2,573,202
Investments in affiliates	20,287	—
Federal income taxes	—	1,356
Debt issuance costs	5,696	2,040
Due from affiliates, net	18,070	6,596
Other assets	7,745	766

	$3,258,706	$2,607,942

Liabilities and Stockholders’ Equity
Accounts payable—other	16,117	3,241
Notes payable	4,518	5,936
Federal income taxes	10,080	—
Accrued interest payable	5,411	2,948
Long-term debt	469,145	249,076
Other liabilities	—	413

	505,271	261,614

Redeemable preferred stock, par value $.001 per share;
800,000 shares issued and outstanding in 2001—at redemption value	—	40,000

Common stockholders’ equity
Common stock, par value $.001 per share; 200,000,000 shares authorized; 95,134,279 and 94,170,300 shares issued in 2002 and 2001, respectively	95	94
Treasury stock; 1,581,989 and 188,092 shares in 2002 and 2001, respectively	(51,868)	(7,874)
Additional paid-in capital	1,238,698	1,210,088
Retained earnings	1,508,138	1,093,580
Accumulated other comprehensive income	58,372	10,440

	2,753,435	2,306,328

	$3,258,706	$2,607,942

Radian Group Inc.

Schedule II—Condensed Financial Information of Registrant

Condensed Statements of Income

Parent Company Only

	Year Ended December 31
	2002	2001	2000
	(in thousands)
Revenues
Dividends received from subsidiaries	$57,036	$25,000	$6,000
Net investment income	52,806	1,276	83
Equity in net income of affiliates	230	—	—
Gain (loss) on sales of investments	(3,417)	461	—

	106,655	26,737	6,083

Expenses
Interest expense	23,569	10,978	—
Operating expenses	17,215	10,572	6,455

	40,784	21,550	6,455

Income (loss) before income taxes and equity in undistributed income of subsidiaries	65,871	5,187	(372)
Income tax benefit (expense)	14,607	9,283	(1,851)

Income (loss) before equity in undistributed income of subsidiaries	80,478	14,470	(2,223)
Equity in undistributed net income of subsidiaries	346,691	345,949	251,161

Net income	$427,169	$360,419	$248,938

Radian Group Inc.

Schedule II—Condensed Financial Information of Registrant

Condensed Statements of Cash Flows

Parent Company Only

	Year Ended December 31
	2002	2001	2000
	(in thousands)
Cash flows from operating activities:
Net income	$427,169	$360,419	$248,938
Adjustments to reconcile net income to net cash
provided by operating activities
Net losses	3,417
Equity in undistributed net income of subsidiaries	(346,691)	(345,949)	(251,161)
Increase (decrease) in federal income taxes	11,436	(4,550)	3,462
(Decrease) increase in notes payable	(1,418)	(748)	3,197
Change in other assets, accounts payable and other liabilities	(2,291)	3,472	2,110

Net cash provided by operating activities	91,622	12,644	6,546

Cash flows from investing activities:
Sales/redemptions of fixed maturity investments available for sale	119,213	407	—
Purchases of fixed maturity investments available for sale	(169,533)	—	—
Redemptions of fixed maturity investments held to maturity	9,226	—	—
Sales/(purchases) of short-term investments—net	10,835	(8,184)	(4,019)
Investment in affiliate	(20,000)	—	—
Other	(700)	(30)	(27)

Net cash used in investing activities	(50,959)	(7,807)	(4,046)

Cash flows from financing activities:
Dividends paid	(9,608)	(10,052)	(7,791)
Capital contributions	(189,778)	(260,819)	(11,067)
Purchase of treasury stock	(43,994)	(5,715)	(2,159)
Issuance of long-term debt	215,936	247,036	—
Redemption of preferred stock	(43,003)	—	—
Proceeds from issuance of common stock	28,611	25,928	18,432

Net cash (Used in) provided by financing activities	(41,836)	(3,622)	(2,585)

(Decrease) Increase in cash	(1,173)	1,215	(85)
Cash, beginning of year	1,236	21	106

Cash, end of year	$63	$1,236	$21

Radian Group Inc.

Schedule IV—Reinsurance

Insurance Premiums Earned

Years Ended December 31, 2002, 2001 and 2000

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
	(in thousands)
2002	$799,827	$69,582	$116,880	$847,125	13.80%

2001	$699,085	$60,774	$77,569	$715,880	10.84%

2000	$570,425	$49,634	$80	$520,871	0.02%

This document has been printed entirely on recycled paper.