Form 10-Q
period 2003-03-31
RADIAN GROUP INC
filed 2003-05-14
CIK 890926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☒	No ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

          Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐	No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 93,339,582 shares of Common Stock, $0.001 par value, outstanding on May 8, 2003.

Radian Group Inc. and Subsidiaries

PART I – FINANCIAL INFORMATION

ITEM 1.  Financial Statements

Radian Group Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share amounts)	March 31 2003	December 31 2002

Assets
Investments
Fixed maturities held to maturity – at amortized cost (fair value $354,752 and $379,643)	$331,738	$356,000
Fixed maturities available for sale – at fair value (amortized cost $3,569,202 and $3,332,102)	3,690,560	3,448,926
Trading securities – at fair value (cost $44,056 and $39,261)	37,602	37,619
Equity securities – at fair value (cost $204,423 and $196,766)	172,543	168,517
Short-term investments	299,308	180,919
Other invested assets	6,463	8,346

Total Investments	4,538,214	4,200,327

Cash	31,393	21,969
Investment in affiliates	253,027	259,120
Deferred policy acquisition costs	195,481	183,587
Prepaid federal income taxes	280,236	294,136
Provisional losses recoverable	45,548	48,561
Accrued investment income	48,937	47,762
Accounts and notes receivable	108,018	86,850
Property and equipment, at cost (less accumulated depreciation of $24,569 and $21,703)	59,059	55,580
Other assets	228,994	195,513

	$5,788,907	$5,393,405

Liabilities and Stockholders’ Equity
Unearned premiums	$643,904	$618,050
Reserve for losses	632,896	624,577
Short-term and long-term debt	717,237	544,145
Deferred federal income taxes	592,811	570,279
Accounts payable and accrued expenses	358,007	282,919

	2,944,855	2,639,970

Common stockholders’ equity
Common stock, par value $.001 per share; 200,000,000 shares authorized;
95,223,318 and 95,134,279 shares issued in 2003 and 2002, respectively	95	95
Treasury stock; 1,940,640 and 1,581,989 shares in 2003 and 2002, respectively	(63,758)	(51,868)
Additional paid-in capital	1,240,078	1,238,698
Retained earnings	1,611,036	1,508,138
Accumulated other comprehensive income	56,601	58,372

	2,844,052	2,753,435

	$5,788,907	$5,393,405

See notes to unaudited condensed consolidated financial statements

Radian Group Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF INCOME  (UNAUDITED)

	Quarter Ended March 31

(In thousands, except per-share amounts)	2003	2002

Revenues:
Premiums written:
Direct	$211,677	$202,864
Assumed	59,689	35,402
Ceded	(19,006)	(13,628)

Net premiums written	252,360	224,638
Increase in unearned premiums	(26,231)	(15,449)

Premiums earned	226,129	209,189
Net investment income	46,672	42,753
Equity in net income of affiliates	14,888	18,620
Other income	14,557	11,282

Total revenues	302,246	281,844

Expenses:
Provision for losses	67,758	57,427
Policy acquisition costs	31,017	23,447
Other operating expenses	44,441	44,745
Interest expense	8,584	7,154

Total expenses	151,800	132,773

Gains and losses:
Net gains on dispositions of investments	4,025	621
Change in fair value of derivative instruments	(7,898)	(3,242)

Net losses	(3,873)	(2,621)

Pretax income	146,573	146,450
Provision for income taxes	41,801	42,517
Net income	104,772	103,933
Dividends to preferred stockholder	—	825

Net income available to common stockholders	$104,772	$103,108

Basic net income per share	$1.12	$1.09

Diluted net income per share	$1.11	$1.08

Average number of common shares outstanding – basic	93,394	94,224

Average number of common and common equivalent shares outstanding - diluted	94,297	95,881

See notes to unaudited condensed consolidated financial statements.

Radian Group Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY
(UNAUDITED)

					Accumulated Other Comprehensive Income (Loss)

(In thousands)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Foreign Currency Translation Adjustment	Unrealized Holding Gains (Losses)	Total

Balance, January 1, 2003	$95	$(51,868)	$1,238,698	$1,508,138	$233	$58,139	$2,753,435
Comprehensive income:
Net income	—	—	—	104,772	—	—	104,772
Unrealized foreign currency translation adjustment, net of tax of $119	—	—	—	—	222	—	222
Unrealized holding gains arising during period, net of tax of $336	—	—	—	—	—	623
Less: Reclassification adjustment for net gains included in net income, net of tax of $1,409	—	—	—	—	—	(2,616)

Net unrealized loss on investments, net of tax benefit of $1,073	—	—	—	—	—	(1,993)	(1,993)

Comprehensive income							103,001
Issuance of common stock under incentive plans	—	—	1,380	—	—	—	1,380
Treasury stock purchased, net		(11,890)					(11,890)
Dividends	—	—	—	(1,874)	—	—	(1,874)

Balance, March 31, 2003	$95	$(63,758)	$1,240,078	$1,611,036	$455	$56,146	$2,844,052

See notes to unaudited condensed consolidated financial statements.

Radian Group Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)

	Quarter Ended March 31

(in thousands)	2003	2002

Cash flows from operating activities	$135,244	$120,623

Cash flows from investing activities:
Proceeds from sales of fixed maturity investments available for sale	540,315	238,887
Proceeds from sales of equity securities available for sale	9,042	120,098
Proceeds from redemptions of fixed maturity investments available for sale	35,717	50,833
Proceeds from redemptions of fixed maturity investments held to maturity	24,565	14,854
Purchases of fixed maturity investments available for sale	(768,877)	(667,094)
Purchases of equity securities available for sale	(20,236)	(159,174)
(Purchases) sales of short-term investments, net	(118,390)	84,853
Sales (purchases) of other invested assets	1,891	(1,836)
Purchases of property and equipment	(6,305)	(16,373)
Investment in affiliates	—	(20,000)
Proceeds from sales of investment in affiliates	3,395	—
Distributions from affiliates	12,450	12,595
Other	1,595	4,144

Net cash used in investing activities	(284,836)	(338,213)

Cash flows from financing activities:
Proceeds from issuance of common stock under incentive plans	1,380	13,316
Issuance of long-term debt	246,400	215,953
Repayment of short term debt	(75,000)	—
Purchase of treasury stock, net	(11,890)	—
Dividends paid	(1,874)	(2,710)

Net cash provided by financing activities	159,016	226,559

Increase in cash	9,424	8,969
Cash, beginning of period	21,969	60,159

Cash, end of period	$31,393	$69,128

Supplemental disclosures of cash flow information:
Income taxes paid	$12,082	$6,513

Interest paid	$5,186	$2,708

See notes to unaudited condensed consolidated financial statements.

Radian Group Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

1 – Consolidated Financial Statements – Basis of Presentation

          The consolidated financial statements included herein, include the accounts of Radian Group Inc. (the “Company” or “Radian”) and its subsidiaries, including its principal mortgage guaranty subsidiaries, Radian Guaranty Inc. (“Radian Guaranty”), Amerin Guaranty Corporation (“Amerin Guaranty”) and Radian Insurance Inc. (“Radian Insurance”) (together referred to as “Mortgage Insurance”) and its principal financial guaranty operating subsidiaries, Radian Reinsurance Inc. (“Radian Reinsurance”) and Radian Asset Assurance Inc. (“Radian Asset Assurance”).  The Company also has an equity interest in two active credit-based asset businesses, Credit-Based Asset Servicing and Securitization LLC (“C-BASS”) and Sherman Financial Group LLC (“Sherman”).  The Company has a 46.0% interest in C-BASS and a 41.5% interest in Sherman. In January 2003, Sherman’s management exercised its right to acquire additional ownership of Sherman reducing the Company’s ownership interest in Sherman from 45.5% to 41.5%.  The Company recorded a $1.3 million loss on the transaction.

          The Consolidated Financial Statements are presented on the basis of accounting principles generally accepted in the United States of America (“GAAP”).  The Company has condensed or omitted certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP pursuant to such rules and regulations.

          The financial information for the interim periods is unaudited; however, such information reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.  The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or for any other period.

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

          Basic net income per share is based on the weighted average number of common shares outstanding, while diluted net income per share is based on the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of stock options. Preferred stock dividends are deducted from net income in the net income per share computation.  Diluted shares do not assume the conversion of the Company’s senior convertible debentures.  Under the terms of the debt agreement, the conditions for holders to be able to convert the debentures to common stock have not been met.

          Certain prior period balances have been reclassified to conform to the current period presentation.

2 – Derivative Instruments and Hedging Activities

          The Company accounts for derivatives under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended.  Transactions that the Company has entered into that are accounted for under SFAS No. 133, as amended, include investments in convertible debt securities, and selling credit protection in the form of credit default swaps and certain financial guaranty contracts that are considered credit default swaps.  Credit default swaps and certain financial guaranty contracts that are accounted for under SFAS No. 133 are part of the Company’s overall business strategy of offering financial guaranty protection to its customers. Currently, none of the derivatives qualifies as a hedge under SFAS No. 133. Therefore, changes in fair value are included in the periods presented.

          At March 31, 2003, the fair value of the Company’s derivative instruments, classified as trading securities, was $37.6 million, as compared to an amortized value of $44.1 million, and the Company recognized $3.1 million, net of tax, of loss on changes in the fair value of derivative instruments in the consolidated statement of income for 2003.  The notional value of the Company’s credit default swaps and certain other financial guaranty contracts accounted for under SFAS No. 133 was $9.4 billion at March 31, 2003 and the Company recognized $2.0 million, net of tax, of loss on these instruments in the first quarter of 2003.  Net unrealized losses on credit default swaps and certain other financial guaranty contracts of $20.6 million at March 31, 2003 was comprised of gross unrealized gains of $66.2 million and gross unrealized losses of $86.8 million.  At March 31, 2002, the fair value of the Company’s derivative instruments, classified as trading securities, was $32.8 million, as compared to an amortized value of $37.0 million, and the Company recognized $2.1 million, net of tax, of loss on changes in the fair value of derivative instruments in the consolidated statement of income for the first quarter of 2002.  The notional value of the Company’s credit default swaps and certain other financial guaranty contracts accounted for under SFAS No. 133 was $3.5 billion at March 31, 2002 and the Company recognized no additional loss on these instruments.  Net unrealized losses on credit default swaps and certain other financial guaranty contracts of $5.7 million at March 31, 2002 was comprised of gross unrealized gains of $8.6 million and gross unrealized losses of $14.3 million.

          The application of SFAS 133, as amended, could result in volatility from period to period in gains and losses as reported on the Company’s condensed consolidated statements of income.  The Company is unable to predict the effect this volatility may have on its financial position or results of operations.

3 – Accounting for Stock-Based Compensation

          The Company accounts for stock-based compensation in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and directors and encourages, but does not require, the recognition of compensation expense for the fair value of stock options and other equity instruments granted as compensation to employees and directors. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”), and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. To date, there have been no options issued at a price that was less than the market price at the date of issuance.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This Statement is effective for financial statements for fiscal years ending after December 15, 2002.

          The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Quarter Ended March 31

	2003	2002

Net income, as reported	$104,772	$103,933
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	1,652	1,854

Pro forma net income	$103,120	$102,079

Pro forma net income available to common stockholders	$103,120	$101,254

Earnings per share
Basic – as reported	$1.12	$1.09

Basic – pro forma	$1.10	$1.07

Diluted – as reported	$1.11	$1.08

Diluted – pro forma	$1.09	$1.06

4 – Investments

          The Company is required to group assets in its investment portfolio into one of three categories: held to maturity, available for sale, and trading securities. Fixed maturity securities for which the Company has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. Fixed maturity and equity securities purchased and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses included in earnings. All other investments are classified as available for sale and are reported at fair value, with unrealized gains and losses (net of tax) reported as a separate component of stockholders’ equity as accumulated other comprehensive income. Realized gains and losses are determined on a specific identification method and are included in income. Other invested assets consist of residential mortgage-backed securities and are carried at fair value.

          The Company periodically reviews its investment portfolio for declines in fair value below the amortized cost basis that are considered to be other-than-temporary and recognizes any such declines as a charge to earnings if the security has not been sold.  In the first quarter of 2003, the Company recorded approximately $4.3 million (pre-tax) of charges related to declines in fair value considered to be other–than-temporary.  Potential declines in fair value below the amortized cost basis considered other-than-temporary for individual securities held in the Company’s investment portfolio were not material for other periods presented in this report.

5 – Segment Reporting

          The Company has three reportable segments: mortgage insurance, financial guaranty and mortgage services.  The mortgage insurance segment provides private mortgage insurance and risk management services to mortgage lending institutions located throughout the United States.  Private mortgage insurance primarily protects lenders from default-related losses on residential first mortgage loans made to homebuyers who make downpayments of less than 20% of the purchase price and facilitates the sale of these mortgages in the secondary market. The financial guaranty segment provides credit-related insurance coverage, credit default swaps and certain other financial guaranty contracts to meet the needs of customers in a wide variety of domestic and international markets.  For the periods presented in this report, revenues attributable to foreign countries were not material.  The Company’s insurance businesses within the Financial Guaranty segment include the assumption of reinsurance from monoline financial guaranty insurers for both municipal bonds and structured finance obligations.  The Company also provides direct financial guaranty insurance for municipal bonds and structured transactions and trade credit reinsurance.  The mortgage services segment deals primarily with credit-based servicing and securitization of assets in underserved markets, in particular, the purchase and servicing of and securitization of special assets, including sub-performing/non-performing mortgages, seller financed residential mortgages and delinquent consumer assets.  In addition, mortgage services includes the results of RadianExpress.com (“RadianExpress”), an internet-based settlement company that provides real estate information products and services to the first and second lien mortgage industry.  The Company’s reportable segments are strategic business units, which are managed separately, as each business requires different marketing and sales expertise. Certain corporate income and expenses have been allocated to the segments.

          In the mortgage insurance segment, the highest state concentration of risk in force is California at 16.3%.  At March 31, 2003, California also accounted for 16.3% of Mortgage Insurance’s total direct primary insurance in force.  California accounted for 16.9% of Mortgage Insurance’s direct primary new insurance written in the first quarter 2003.  The largest single customer of Mortgage Insurance  (including branches and affiliates of such customer) measured by new insurance written, accounted for 30.5% of new insurance written during the first quarter of 2003 compared to 8.1% for full year 2002 and 12.6% for full year 2001.  The amount reported in 2003 represented a large structured transaction for one customer comprised of prime mortgage loans originated throughout the United States.

          In the financial guaranty segment, the Company derives a substantial portion of its premiums written from a small number of primary insurers.  In the first quarter of 2003, 27.5% of gross written premiums were derived from two primary insurers compared to 29.3% for the comparable period of 2002.  Four primary insurers were responsible for 37.7% of gross written premiums in 2003, compared to 36.9% in 2002.  This customer concentration results from a significant concentration of business with the small number of primary financial guaranty insurance companies.  Two trade credit insurers were responsible for 9.1% of premiums written in 2003.

          The Company evaluates performance based on net income.  Summarized financial information concerning the Company’s operating segments as of and for the year-to-date periods indicated, is presented in the following tables:

	March 31, 2003

(in thousands)	Mortgage Insurance	Financial Guaranty	Mortgage Services	Consolidated

Net premiums written	$164,772	$87,588	—	$252,360

Net premiums earned	$168,032	$58,097	—	$226,129
Net investment income	27,829	18,809	$34	46,672
Equity in net income of affiliates	—	(56)	14,944	14,888
Other income	6,599	1,597	6,361	14,557

Total revenues	202,460	78,447	21,339	302,246

Provision for losses	54,167	13,591	—	67,758
Policy acquisition costs	17,479	13,538	—	31,017
Other operating expenses	29,408	7,872	7,161	44,441
Interest expense	5,100	2,872	612	8,584

Total expenses	106,154	37,873	7,773	151,800

Net (losses) gains	(3,194)	(798)	119	(3,873)

Pretax income	93,112	39,776	13,685	146,573
Income tax provision	25,454	10,873	5,474	41,801

Net income	$67,658	$28,903	$8,211	$104,772

Total assets	$3,590,043	$1,945,273	$253,591	$5,788,907
Deferred policy acquisition costs	74,931	120,550	—	195,481
Reserve for losses	484,069	148,827	—	632,896
Unearned premiums	108,592	535,312	—	643,904
Equity	1,694,518	947,650	201,884	2,844,052

	March 31, 2002

(in thousands)	Mortgage Insurance	Financial Guaranty	Mortgage Services	Consolidated

Net premiums written	$162,062	$62,576	—	$224,638

Net premiums earned	$169,039	$40,150	—	$209,189
Net investment income	25,851	16,859	$43	42,753
Equity in net income of affiliates	—	116	18,504	18,620
Other income	4,017	569	6,696	11,282

Total revenues	198,907	57,694	25,243	281,844

Provision for losses	45,098	12,329	—	57,427
Policy acquisition costs	15,572	7,875	—	23,447
Other operating expenses	28,806	8,701	7,238	44,745
Interest expense	4,042	2,604	508	7,154

Total expenses	93,518	31,509	7,746	132,773

Net losses	(315)	(2,238)	(68)	(2,621)

Pretax income	105,074	23,947	17,429	146,450
Income tax provision	28,948	6,598	6,971	42,517

Net income	$76,126	$17,349	$10,458	$103,933

Total assets	$2,990,738	$1,642,136	$199,882	$4,832,756
Deferred policy acquisition costs	73,690	84,234	—	157,924
Reserve for losses	471,268	122,417	—	593,685
Unearned premiums	98,630	429,411	—	528,041
Equity	1,455,108	799,809	155,866	2,410,783

          The reconciliation of segment net income to consolidated net income is as follows:

	Quarter Ended March 31

Consolidated (in thousands)	2003	2002

Net income:
Mortgage Insurance	$67,658	$76,126
Financial Guaranty	28,903	17,349
Mortgage Services	8,211	10,458

Total	$104,772	$103,933

6 – Short-Term and Long-Term Debt

          In February 2003, the Company issued $250 million of unsecured Senior Notes.  These notes bear interest at the rate of 5.625% per annum, payable semi-annually on February 15 and August 15, beginning August 15, 2003.  These notes mature in February 2013.  The Company used a portion of the proceeds to repay the $75.0 million in principal outstanding of the 6.75% debentures due March 1, 2003 issued by Enhance Financial Services Group (“EFSG”).   The remainder will be used for general corporate purposes.

The composition of short-term and long-term debt was as follows:

($ in thousands)	March 31 2003	December 31 2002

5.625% debentures due 2013	$248,073	$—
2.25% Senior Convertible Debentures due 2022	220,000	220,000
7.75% debentures due 2011	249,164	249,145
6.75% debentures due 2003	—	75,000

	$717,237	$544,145

7 – Redeemable Preferred Stock

          On August 15, 2002, the Company redeemed its $4.125 Preferred Stock, par value $.001 per share.  Pursuant to the Company’s sinking fund redemption obligation, 72,000 shares were redeemed at $50.00 per share, and the remaining 728,000 shares were redeemed at $54.125 per share.  Accrued and unpaid dividends on the shares to the date of redemption were also paid as part of the redemption price.  The excess of the amount paid over the carrying value of the preferred stock of $3.0 million, was accounted for as a charge to equity and resulted in an approximate $.03 reduction in earnings per share in the period when the redemption occurred.

8 – Recent Accounting Pronouncements

          In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The provisions of this statement related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002. Certain provisions of the statement relating to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of the statement are effective for financial statements issued on or after May 15, 2002. The provisions of this statement did not have a material impact on the Company’s financial statements.

          In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit or disposal of activities when they are incurred rather than at the date of either the commitment to exit or the disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with restructuring, discontinued operations, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

          In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9.” The Company is not within the definition of a financial institution as defined by SFAS No. 147. Therefore, this statement has no impact on the Company’s financial statements.

          In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.” This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others,” which is being superseded. The initial recognition and initial measurement of provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Interpretation does not apply to the financial guaranty insurance policies issued by the Company. However, the Company has guaranteed the performance of an affiliate under a revolving credit facility.

          In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest

Entities.” The Interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains interest after that date. The Interpretation applies in the interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Currently, the Company is not the primary beneficiary of a variable interest entity. However, the Company has been a transferor of financial assets considered to be a qualifying special purpose entity (“QSPE”) described in SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” These QSPEs are not within the scope of the Interpretation. In management’s opinion, this Interpretation will not have a material effect on the Company’s financial statements.

          In April 2003, the FASB issued SFAS No 149, “Amendment of FASB Statement No. 133 on Derivative Instruments and Hedging Activities.”  This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  This Statement improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly.  This Statement is effective for contracts entered into or modified after June 30, 2003, except for the provisions of this Statement that relate to SFAS 133 Implementation Issues that have been effective for fiscal quarters that began prior to June, 2003 and for hedging relationships designated after June 30, 2003.  All provisions are to be applied prospectively except for the provisions of this Statement that relate to SFAS 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003.  These provisions are to be applied in accordance with their respective effective dates.  The Company does not believe this Statement will have a material impact on its financial statements.

9 – Other Information

          On September 24, 2002, the Company announced that its Board of Directors had authorized the repurchase of up to 2.5 million shares of its common stock on the open market.  Shares will be purchased from time to time depending on the market conditions, share price, and other factors.  These purchases will be funded from available working capital.  At March 31, 2003 and December 31, 2002, 1.9 million shares and 1.4 million shares, respectively, had been purchased under this repurchase program at a total price of approximately $61.1 million and $45.1 million, respectively.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995:

          This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information that are based on the Company’s beliefs, assumptions, forecasts of future results, and current expectations, estimates and projections about the markets and economy in which the Company operates. Words such as “anticipate,” “intend,” “may,” “expect,” “believe,” “should,” “plan,” “will” and “estimate” help identify forward-looking statements. The following are some of the factors that could cause actual outcomes to differ materially from the matters expressed or implied in the Company’s forward-looking statements.  Readers are also directed to risks discussed in other documents filed by the Company with the Securities and Exchange Commission.  Readers are cautioned not to place undue reliance on the Company’s forward–looking statements, which speak only as of their respective dates.

•	changes in the business practices of Fannie Mae and Freddie Mac, the largest purchasers of mortgage loans insured by the Company;

•

general economic developments such as extended national or regional economic recessions (or expansions), business failures, material changes in housing values, changes in unemployment rates, interest rate changes or volatility, changes in investor perceptions of the strength of private mortgage insurers or financial guaranty providers, investor concern over the credit quality of municipalities and corporations, and specific risks faced by the particular businesses, municipalities or pools of assets covered by the Company’s insurance;

•	the loss of significant customers with whom the Company has a concentration of its mortgage insurance and financial guaranty insurance in force or the addition of new customers;

•	economic changes in regions where the Company’s mortgage insurance or financial guaranty risk is more concentrated;

•

the potential for more severe losses or more frequent losses associated with certain of the Company’s products that are riskier than traditional mortgage insurance and financial guaranty insurance policies, such as insurance on high-LTV, adjustable-rate mortgage and non-prime mortgage loans, credit insurance on non-traditional mortgage related assets such as second mortgages and manufactured housing, credit enhancement of mortgage related capital market transactions, guaranties on certain asset-backed transactions and securitizations, guaranties on obligations under credit default swaps and trade credit reinsurance;

•	the potential to be committed to insure a material number of mortgage loans with unacceptable risk profiles through the Company’s delegated underwriting program;

•

material changes in persistency rates of the Company’s mortgage insurance policies caused by changes in refinancing activity, appreciating or depreciating home values and changes in the mortgage insurance cancellation requirements of mortgage lenders and investors;

•	changes in the ability of the Company to recover amounts paid on defaulted mortgages by taking title to a mortgaged property, due to a failure of housing values to appreciate;

•	downgrades of the insurance financial strength ratings assigned by the major rating agencies to any of the Company’s operating subsidiaries at any time, which has occurred in the past;

•

changes to mortgage insurance revenues due to intense competition from others such as the Federal Housing Administration and Veterans Administration or other private mortgage insurers, and from alternative products such as “80-10-10 loan” structures used by mortgage lenders or other forms of credit enhancement used by investors;

•	changes to financial guaranty revenues due to changes in competition from other financial guaranty insurers, and from other forms of credit enhancement such as letters of credit, guaranties and credit default swaps provided by foreign and domestic banks and other financial institutions;

•	changes in the demand for private mortgage insurance caused by legislative and regulatory changes such as increases in the maximum loan amount that the Federal Housing Administration can insure;

•	changes in claims against mortgage insurance products as a result of aging of the Company’s mortgage insurance policies;

•	changes in the demand for financial guaranty insurance caused by changes in laws and regulations affecting the municipal, asset-backed debt markets and trade credit reinsurance; and

•

changes to the Company’s ability to maintain sufficient reinsurance capacity needed to comply with regulatory, rating agency and internal single-risk retention limits as the Company’s business grows, in a reinsurance market that has recently become more concentrated.

Results of Consolidated Operations

          Net income for the first quarter of 2003 was $104.8 million or $1.11 per share compared to $103.9 million or $1.08 per share for the first quarter of 2002.  The slight increase in net income was primarily a result of growth in the Company’s business volumes.  Insurance in force for Mortgage Insurance increased from $111.3 billion at March 31, 2002 to $119.0 billion at March 31, 2003.  Total net debt service outstanding on transactions insured by Financial Guaranty increased from $100.3 billion at March 31, 2002 to $109.0 billion at March 31, 2003.  These increases in business volumes produced increases in written and earned premiums, investment income and other income.  Partially offsetting these increases were increases in the provision for losses, policy acquisition costs and interest expense to support the business growth.  Equity in net income of affiliates was $14.9 million for the first quarter of 2003 compared to $18.6 million for the same period of 2002, primarily due to lower earnings from C-BASS.

          Consolidated earned premiums for the first quarter of 2003 were $226.1 million, a $16.9 million or 8.1% increase from the first quarter of 2002.  Financial Guaranty accounted for all of this increase.  Net investment income increased to $46.7 million for the first quarter of 2003, up from $42.8 million in the first quarter of 2002, primarily due to growth in the investment portfolio as a result of continued positive operating cash flows and the proceeds from the issuance of $250 million of notes during the first quarter of 2003.  Other income increased to $14.6 million in the first quarter of 2003 from $11.3 million for the same period of 2002, primarily due to increases in income related to contract underwriting.

          The provision for losses was $67.8 million for the first quarter of 2003, an increase of $10.4 million or 18.1% from the $57.4 million reported for the first quarter of 2002.  Policy acquisition costs increased to $31.0 million in the first quarter of 2003, up from $23.4 million for the comparable period of 2002.  Other operating expenses were $44.4 million in the first quarter of 2003 compared to $44.7 million in the first quarter of 2002.  Interest expense of $8.6 million in the first quarter of 2003 increased $1.4 million or 19.4% from $7.2 million in 2002, primarily due to the issuance of $250 million of notes in February 2003.  The consolidated effective tax rate was 28.5% for 2003 compared to 29.0% in the first quarter of 2002.

          Mortgage Insurance – Results of Operations

          Net income for the first quarter of 2003 was $67.7 million compared to $76.1 million in the first quarter of 2002.  This decrease was due to an increase in the provision for losses as a result of increased claims, and increased policy acquisition costs.  Primary new insurance written during the first quarter of 2003 was $21.3 billion, a $7.4 billion or 53.2% increase from the $13.9 billion written in the first quarter of 2002.  This increase in primary new insurance written in Mortgage Insurance for the first quarter of 2003 was primarily due to an increase in insurance written through structured transactions.  The amount written in 2003 includes $10.7 billion written through structured transactions while the 2002 written amount includes $4.8 billion written through structured transactions.  Included in the $10.7 billion for 2003 was one large transaction composed primarily of prime, high credit quality loans at a relatively low premium.  The mortgage industry experienced a 26% increase in new insurance written for the first quarter of 2003 as compared to the comparable period of 2002.  The mortgage insurance industry did not benefit from all of this increase due to equity appreciation and an increase in alternative mortgage executions that excluded mortgage insurance.  The Company’s participation in the structured transactions market is likely to vary significantly from quarter to quarter as the Company competes with other mortgage insurers, as well as capital market executions, for these transactions.  The Company’s market share of the industry based on new insurance written was 21.9% for the first quarter of 2003 compared to 14.4% for the fourth quarter of 2002 and 17.9% for the first quarter of 2002.

          During the first quarter of 2003, the Company wrote $63.4 million of pool insurance risk as compared to $86.0 million in the same period of 2002.

          Mortgage Insurance’s volume in the first three months of 2003 was impacted by lower interest rates that affected the entire mortgage industry.  The continued low interest rate environment caused refinancing activity to continue to remain high and contributed to the increase in the industry new insurance volume for the first quarter of 2003. Mortgage Insurance’s refinancing activity as a percentage of primary new insurance written was 55.3% for the first quarter of 2003 as compared to 39.1% for the same period in 2002.  The persistency rate, which is defined as the percentage of insurance in force that remains in effect after a 12 month period, was 56.5% for the 12 months ended March 31, 2003 as compared to 59.5% for the 12 months ended March 31, 2002.  This decrease was consistent with the increasing level of refinancing activity, which caused the cancellation rate to increase.  The expectation towards the end of 2003 is lower industry volume of new insurance written and higher persistency rates, influenced by relatively stable interest rates.

          Net premiums earned in the first quarter of 2003 were $168.0 million compared to $169.0 million in the same period of 2002.  This slight decrease was due to low persistency levels, which offset the strong volumes, and to a higher level of ceded premiums to captive reinsurers (captive reinsurance arrangements are further discussed below).  During 2002 and continuing into 2003, the Company experienced a change in the mix of new insurance written.  The mix now includes a higher percentage of non-prime business, which has higher premium rates commensurate with the increased level of risk associated with this type of insurance.  Direct primary insurance in force grew to $119.0 billion at March 31, 2003, up from $110.3 billion at December 31, 2002 and $111.3 billion at March 31, 2002.  Total pool risk in force was $1.9 billion at March 31, 2003, compared to $1.7 billion at both December 31, 2002 and March 31, 2002

          The Company insures non-traditional loans, specifically Alternative A (“Alt A”) and A minus loans (collectively, referred to as “non-prime” business).  Alt A borrowers have a similar credit profile to the Company’s prime borrowers, but these loans are underwritten with reduced documentation and verification of information.  The Company typically charges a higher premium rate for this business due to the reduced documentation, but the Company does not consider this business to be significantly more risky than its prime business.  The A minus loan programs typically have non-traditional credit standards that are less stringent than standard credit guidelines.  To compensate for this additional risk, the Company receives a higher premium for insuring this product, which the Company believes is commensurate with the additional default risk.  During the first quarter of 2003, non-prime business accounted for $7.8 billion or 36.5% of Mortgage Insurance’s new primary insurance written as compared to $4.5 billion or 32.3% for the same period in 2002.  Approximately half of this business was written in the form of structured transactions.  At March 31, 2003, non-prime insurance in force was $32.2 billion or 27.1% of total primary insurance in force as compared to $21.3 billion or 19.1% at March 31, 2002.  Of the $7.8 billion of non-prime business written in the first quarter of 2003, $5.1 billion or 65.6% was Alt A.  Of the $32.2 billion of non-prime insurance in force at March 31, 2003, $18.9 million or 58.7% was Alt A.  The Company anticipates that the mix of non-prime insurance in force could gradually increase, but will stay below a targeted level of 30%.

          The Company insures mortgage-related assets in a Pennsylvania domiciled insurer, Radian Insurance.  Radian Insurance is rated “AA” by Standard & Poor’s Insurance Rating Service and Fitch Ratings and “Aa3” by Moody’s Investors Service and was formed to write credit insurance and financial guaranty insurance on mortgage-related assets that are not permitted to be insured by monoline mortgage guaranty insurers.  Such assets include second mortgages, manufactured housing loans, home equity loans and mortgages with loan-to-value ratios above 100%.  Radian Insurance also provides credit enhancement to mortgage related capital market transactions.  In October 2001, Radian Insurance entered into a reinsurance agreement with one of its affiliates, Radian Asset Assurance, for a substantial part of its business.  In 2002, most of the financial guaranty insurance business was written in Radian Asset Assurance.  During 2003, Radian Insurance began directly writing this business again.  Also during 2003, Radian Asset Assurance began ceding a part of its business to Radian Insurance.

          Mortgage Insurance and other companies in the industry have entered into risk-sharing arrangements with various customers that are designed to allow the customer to participate in the risks and rewards of the mortgage insurance business.  One such product is captive reinsurance, in which a mortgage lender sets up a mortgage reinsurance company that assumes part of the risk associated with that lender’s insured book of business.  In most cases, the risk assumed by the reinsurance company is an excess layer of aggregate losses that would be penetrated only in a situation of adverse loss development.  For the first quarter of 2003, premiums ceded under captive reinsurance arrangements were $18.5 million, or 10.8% of total premiums earned during the period, as compared to $11.2 million, or 6.4% of total premiums earned for the same period of 2002. New primary insurance written under captive reinsurance arrangements was $5.3 billion, or 24.9% of total new primary insurance written for the first quarter of 2003 as compared to $3.8 billion, or 27.6% for the same period in 2002.

          Net investment income for the first quarter of 2003 was $27.8 million, a 7.6% increase compared to $25.9 million for the same period of 2002.  This increase was a result of continued growth in invested assets primarily due to positive operating cash flows during the first quarter of 2003 and the allocation of interest income from net financing activities.  This was partially offset by declining yields on the investment portfolio, which continued into 2003.  The Company has continued to invest some of its new operating cash flow in tax-advantaged securities, primarily municipal bonds, although the Company’s investment policy allows the purchase of various other asset classes, including common stock and convertible securities. The Company’s common equity exposure is targeted at a maximum of 5% of the investment portfolio’s market value, while the investment-grade convertible securities and investment-grade taxable bond exposures are each targeted not to exceed 10%.

          The provision for losses for the first quarter of 2003 was $54.2 million, an increase of $9.1 million or 20.1% from $45.1 million for the same period of 2002.  This resulted primarily from an increase in claims.  Claim activity is not spread evenly throughout the coverage period of a book of business.  Relatively few claims are received during the first two years following issuance of a policy.  Historically, claim activity has reached its highest level in the third through fifth years after the year of policy origination.  Approximately 67.6% of the primary risk in force and approximately 18.4% of the pool risk in force at March 31, 2003 had not yet reached its highest claim frequency years.  The combined default rate for both primary and pool insurance, excluding second lien insurance coverage, was 2.7% at March 31, 2003, compared to 2.8% at December 31, 2002 and 2.2% at March 31, 2002, while the default rate on the primary business was 3.8% at March 31, 2003 compared to 4.1% at December 31, 2002 and 3.4% at March 31, 2002.  The change in the default rate on the primary business from December 31, 2002 was caused principally by a 113 basis point decrease in the delinquency rate on the non-prime business as a result of the growth in that business, with the delinquency rate on the prime business down 11 basis points from year end as described in the following tables.  A strong economy generally results in better loss experience and a decrease in the overall level of losses.  A continued weakening of the economy could negatively impact the Company’s overall default rates, which would result in an increase in the provision for losses.

          The total number of defaults decreased from 43,773 at December 31, 2002 to 42,095 at March 31, 2003.  The Company believes this favorable decline in defaults may be a result of seasonality and is unable to predict the likelihood of the favorable trend continuing.  The average loss reserve per default increased from $11,073 at the end of 2002 to $11,499 at March 31, 2003.  The loss reserve as a percentage of risk in force was 1.7% at March 31, 2003 and at December 31, 2002.  The non-prime mortgage insurance business has experienced a consistent increase in the number of defaults.  Although the default rate on this business is higher than on the prime book of business, it is within the Company’s expected range for this type of business, and the higher premium rates charged are expected to compensate for the increased level of risk.  The number of non-prime loans in default at March 31, 2003 was 14,538, which represented 41.5% of the total primary loans in default, slightly higher than the 14,305 non-prime loans in default at December 31, 2002, which represented 40% of the total primary loans in default.  The default rate on the Alt A business was 4.4% at March 31, 2003 compared to 5.2% at December 31, 2002.  The default rate on the A minus and below loans was 9.0% at March 31, 2003, compared to 11.3% at December 31, 2002.  The default rates are within the Company’s expectations.  The default rate on the prime business was 3.0% and 3.1% at March 31, 2003 and December 31, 2002, respectively.

          Direct claims paid for the first quarter of 2003 were $53.3 million compared to $37.0 million for the comparable period of 2002.  The severity of loss payments has increased over the past few years due to deeper coverage amounts and larger loan balances.  In addition, claims paid in 2003 have been impacted by the rise in delinquencies in 2001 and 2002 that have proceeded to foreclosure.  The disproportionately higher incidence of claims in Georgia and Utah is directly related to questionable property value estimates in those states.  The

Company’s risk management department identified these issues over a year ago and has put into place several property valuation checks and balances to mitigate the risk of these issues recurring.  Further, these same techniques are being applied to all mortgage insurance transactions.  The Company expects this higher incidence of claims in Georgia and Utah to continue until loans originated in Georgia and Utah prior to the implementation of these preventive measures become sufficiently seasoned.  The Company anticipates that claim payments will continue to increase throughout 2003.

          The following table provides selected information as of and for the periods indicated for the Mortgage Insurance segment:

	Three Months Ended

($ thousands, unless specified otherwise)	March 31 2003	December 31 2002	March 31 2002

Provision for losses	$54,167	$54,989	$45,098
Reserve for losses	$484,069	$484,705	$471,268
Primary Insurance
Prime:
Number of insured loans	690,647	698,910	763,990
Number of loans in default	20,452	21,483	20,244
Percentage of total loans in default	2.96%	3.07%	2.65%
Alt A:
Number of insured loans	109,907	102,839	74,085
Number of loans in default	4,844	5,300	3,240
Percentage of total loans in default	4.41%	5.15%	4.37%
A Minus and below:
Number of insured loans	107,181	79,871	70,532
Number of loans in default	9,694	9,005	7,353
Percentage of loans in default	9.04%	11.27%	10.43%
Total:
Number of insured loans	907,735	881,620	908,607
Number of loans in default	34,990	35,788	30,837
Percentage of loans in default	3.85%	4.06%	3.39%
Direct claims paid:
Prime	$24,064	$23,995	$20,026
Non-prime
Alt A	8,608	8,547	4,639
A minus and below	13,935	11,283	6,339
Seconds	6,706	3,705	5,965

Total	$53,313	$47,530	$36,969
Average claim paid	$25.0	$25.9	$26.5
Claims Paid:
Georgia	$4,921	$3,220	$3,686
Texas	2,898	3,262	1,611
Florida	2,695	2,686	1,674
Utah	2,374	2,753	2,505
Ohio	2,328	1,709	1,204

	Three Months Ended

	March 31 2003	December 31 2002	March 31 2002

Percentage of total claims paid:
Georgia	9.2%	6.8%	10.0%
Texas	5.4	6.9	4.4
Florida	5.1	5.7	4.5
Utah	4.5	5.8	6.8
Ohio	4.4	3.6	3.3
Risk in Force: ($ millions)
California	$4,293	$4,308	$4,463
Florida	2,122	2,084	2,008
New York	1,651	1,647	1,643
Texas	1,404	1,379	1,401
Georgia	1,212	1,196	1,203
Total Risk in Force:	$26,406	$26,273	$26,715
Percentage of total risk in force:
California	16.3%	16.4%	16.7%
Florida	8.0	7.9	7.5
New York	6.3	6.3	6.2
Texas	5.3	5.2	5.2
Georgia	4.6	4.6	4.5
New insurance written: ($ millions)
Prime	$13,500	$9,785	$9,378
Alt A	5,104	3,803	3,510
A minus and below	2,672	1,681	975

Total	$21,276	$15,269	$13,863
Primary risk written ($ millions)	$5,384	$3,728	$3,591
Direct primary insurance in force	$119,036	$110,273	$111,297
Pool Insurance: ($ millions)
Pool risk written	$63	$25	$86
GSE pool risk in force	$1,215	$1,218	$1,224
Total pool risk in force	$1,815	$1,732	$1,723

          Policy acquisition and other operating expenses were $46.9 million in the first quarter of 2003, an increase of $2.5 million or 5.6% compared to $44.4 million for the first quarter of 2002.  These expenses consisted of policy acquisition expenses, which relate directly to the acquisition of new business and other expenses, which primarily represent contract underwriting expenses, overhead, and administrative costs.  Policy acquisition costs were $17.5 million in the first quarter of 2003, an increase of 12.2% from $15.6 million in the first quarter of 2002.  The amortization of these expenses is related to the recognition of gross profits over the life of the policies.  Much of the amortization for the current year represents costs that were expended in 2002.  Other operating expenses were $29.4 million for the first quarter of 2003, an increase of 2.1% from $28.8 million for the first quarter of 2002.  This reflects an increase in expenses associated with the Company’s technological, administrative and support functions to support the business growth.  Contract underwriting expenses for the first quarter of 2003, included in other operating expenses, were $13.2 million as compared to $9.7 million in the first quarter of 2002, an increase of 36.1%.  Other income, which primarily includes income related to contract underwriting services, was $6.6 million for the first quarter of 2003, compared to $4.0 million for the first quarter of 2002.  During 2003, loans written via contract underwriting accounted for 25.0% of applications, 23.5% of commitments, and 18.7% of certificates issued by Mortgage Insurance as compared to 32.3%, 28.3% and 19.0%, respectively, in the same period of 2002.

          Interest expense for the first quarter of 2003 was $5.1 million compared to $4.0 million for the first quarter of 2002.  This represented the allocation of interest on the long-term debt issued during 2001 and 2002 and the $250 million of notes issued in February 2003.  Net losses on dispositions of investments and changes in the fair value of derivative instruments of $3.2 million in the first quarter of 2003 increased from $.3 million in the comparable period of 2002.  This primarily related to the change in the fair value of derivative instruments, primarily embedded derivatives in convertible debt securities.

          The effective tax rate was 27.3% for the first quarter of 2003 compared to 27.6% for the first quarter of 2002.  The tax rate reflects the significant investment in tax-advantaged securities.

          The U.S. Department of Housing and Urban Development (“HUD”) has proposed a rule under the Real Estate Settlement Procedures Act (“RESPA”) to create an exemption from the provisions of RESPA that prohibit the giving of any fee, kickback or thing of value pursuant to any agreement or understanding that real estate settlement services will be referred.  The proposed rule would make the exemption available to lenders that, at the time a borrower submits a loan application, give the borrower a firm, guaranteed price for all settlement services associated with the loan.  Mortgage insurance is currently included in the proposed rule as one of these settlement services.  HUD is currently considering comments to the proposed rule, and is not expected to finalize the rule until the summer of 2003 at the earliest.  The rule would not be effective until a year after it is finalized.  If the rule is implemented, the premiums charged for the mortgage insurance could be affected.  As the final rule has not yet been issued, management is unable to determine what impact, if any, it will have on the Company.

          Financial Guaranty– Results of Operations

          The financial guaranty insurance segment operations are conducted through insurance subsidiaries of Enhance Financial Services Group Inc. (“EFSG”) and primarily involve the direct insurance and reinsurance of municipal bonds and asset-backed securities, and other structured financial obligations, including credit default swaps and certain other financial guaranty contracts.  Financial guaranty and trade credit reinsurance (which protects sellers of goods under certain circumstances against non-payment of the receivables they hold from the buyers of their goods) is assumed primarily from a limited number of direct insurers.  Radian Reinsurance currently derives substantially all of its reinsurance premium revenues from four primary insurers.  Approximately 46.8% of total gross written premiums for Financial Guaranty were derived from six insurers in the first quarter of 2003.  A substantial reduction in the amount of insurance ceded by one or more of these principal clients could have a material adverse affect on Financial Guaranty’s gross written premiums and, consequently, its results of operations.  The Company’s trade credit reinsurance may cover receivables as to which the buyer and seller are in the same country, as well as cross-border receivables.  In such cross-border transactions, the Company sometimes provides coverage that extends to certain political risks, such as foreign currency controls and expropriation, which could interfere with the payment by the buyer of the goods that are the subject of the transaction being reinsured by the Company.

          On October 4, 2002, Standard & Poor’s Rating Service, a division of McGraw-Hill Companies, Inc. (“S&P”) announced that it had downgraded the financial strength rating of Radian Reinsurance from “AAA” to “AA.”  On April 8, 2003, Fitch Rating Service (“Fitch”) downgraded the financial strength rating of Radian Reinsurance from “AAA” to “AA” and removed it from “negative watch.”  Radian Reinsurance and Radian Asset Assurance are parties to numerous reinsurance agreements with primary insurers which grant the primary insurers the right to recapture all of the business ceded to Radian Reinsurance or Radian Asset Assurance under these agreements if the financial strength rating of Radian Reinsurance or Radian Asset Assurance, as the case may be, is downgraded below the rating levels from specified rating agencies established in the agreements, and, in some cases, to increase the commissions in order to compensate the primary insurers for the decrease in credit the rating agencies give the primary insurers for the reinsurance provided by Financial Guaranty.

          As a result of the downgrade by S&P, the primary insurers have the right described above to recapture the financial guaranty reinsurance ceded to Radian Reinsurance, including substantially all of the unearned premium reserves of Radian Reinsurance.  The primary insurers do not have a similar right with respect to the downgrade by Fitch.  As described above, the primary insurers also have the right to increase commissions charged to Radian Reinsurance for cessions, including the right to a cash refund of a portion of the unearned premium reserves previously ceded to Radian Reinsurance reflecting the increased commissions.  In addition, the primary insurers may seek amendments to their agreements with Radian Reinsurance to revise commissions or premiums payable or to recapture only a portion of the business ceded to Radian Reinsurance in a given year.  Radian Reinsurance has reached agreement with two of the primary insurers whereby such primary insurers have agreed not to exercise their rights with respect to the downgrade of Radian Reinsurance by S&P and negotiations continue with respect to the other two primary insurers regarding the exercise of rights, which the Company expects will be concluded on or before June 30, 2003.  Although Radian Reinsurance may be able to offset some of the effects of increased commissions or reduced reinsurance premiums by posting collateral for the benefit of the reinsurers, the S&P downgrade, or the exercise by primary insurers of their rights triggered by the downgrade of Radian Reinsurance by S&P, could have a material adverse effect on Radian Reinsurance’s competitive position and/or its prospects for future reinsurance opportunities.  The Company does not believe that the downgrade of Radian Reinsurance by Fitch will have a material adverse effect on Radian Reinsurance or its competitive position and/or its prospects for future reinsurance opportunities.  The Company cannot be certain that the rating agencies will not make further revisions to Radian Reinsurance’s or Radian Asset Assurance’s financial strength ratings which would again trigger these rights of the primary insurers.

          Net income for the first quarter of 2003 was $28.9 million, an $11.6 million or 67.1% increase from $17.3 million for the same period of 2002.  This increase resulted from increases in earned premiums as a result of continued business growth, partially offset by an increase in policy acquisition costs.  Net premiums written and earned for the first quarter of 2003 were $87.6 million and $58.1 million, respectively, compared to $62.6 million and $40.2 million for the first quarter of 2002.  Included in net premiums written and earned for the first quarter of 2003 were $8.1 million and $8.5 million, respectively, of credit enhancement fees on derivative financial guaranty contracts, compared to $2.0 million and $1.9 million, respectively, for net premiums written and earned in the same period of 2002.  In 2003, Financial Guaranty originated $440 million of par in the municipal bond area, including $132 million in the healthcare sector and $76 million in the higher education sector.  In the global structured products area, Financial Guaranty originated $2.9 billion of par for the three months ended March 31, 2003, primarily in the form of guarantees on collateralized debt obligations and asset-backed securities.  The following table shows the breakdown of premiums written and earned for each period.  In the first quarter of 2002, Financial Guaranty originated $481 million in par in the municipal bond area, including $290 million in the healthcare sector.  Financial Guaranty also originated $1.7 billion of par in the global structured products area in the first quarter of 2002, primarily in the form of collateralized debt obligations.

	Quarter Ended March 31

	2003	2002

	(in thousands)
Net premiums written:
Public finance direct	$10,268	$14,584
Public finance reinsurance	23,531	15,982
Structured direct	17,810	8,015
Structured reinsurance	14,368	15,714
Trade credit	21,611	8,281

Total net premiums written	$87,588	$62,576

Net premiums earned:
Public finance direct	$3,887	$3,519
Public finance reinsurance	11,078	7,665
Structured direct	18,412	6,555
Structured reinsurance	12,283	15,040
Trade credit	12,437	7,371

Total net premiums earned	$58,097	$40,150

          Included in net premiums earned for the first quarter of 2003 were refundings of $1.6 million, while the first quarter of 2002 included refundings of $0.6 million.

          The following schedule depicts the expected amortization of the unearned premium for the existing financial guaranty portfolio, assuming no advance refundings, as of March 31, 2003.  Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay financial guaranty obligations.  Unearned premium amounts are net of prepaid reinsurance.

($ millions)	Ending Net Unearned Premiums	Unearned Premium Amortization	Future Installments	Total Premium Earnings

2003	$458.7	$73.4	$79.0	$152.4
2004	407.8	50.9	86.8	137.7
2005	365.0	42.8	75.1	117.9
2006	325.4	39.6	67.1	106.7
2007	291.8	33.6	49.4	83.0

2003-2007	291.8	240.3	357.4	597.7
2008-2012	170.0	121.8	99.5	221.3
2013-2017	85.6	84.4	53.4	137.8
2018-2022	33.5	52.1	35.9	88.0
After 2022	—	33.5	38.9	72.4

Total		$532.1	$585.1	$1,117.2

          Net investment income was $18.8 million for the first quarter of 2003 compared to $16.9 million for the same period of 2002.  The provision for losses was $13.6 million for 2003, compared to $12.3 million for the same period of 2002.  The provision for losses represented 23.4% of net premiums earned in the first quarter of 2003 compared to 30.7% in the same period of 2002.  Financial Guaranty paid one large claim totaling $9.0 million in the first quarter of 2002. The remaining claims paid of $4.6 million and $4.8 million for the first quarter of 2003 and 2002, respectively, relate primarily to trade credit reinsurance.  Policy acquisition and other operating expenses were $21.4 million for the first quarter of 2003 compared to $16.6 million for the first quarter of 2002.  This resulted from an increase in expenses to support the growth in business volumes.  The operating expense ratio of 36.9% for the first quarter of 2003 was down from 41.3% in the same period of 2002, due to higher business volumes and a higher mix of direct written business.  Included in policy acquisition and other operating expenses for the first quarter of 2003 were $1.3 million of origination costs related to derivative financial guaranty contracts.  Interest expense was $2.9 million for the first quarter of 2003 compared to $2.6 million for the first quarter of 2002.  This represented interest on the $75.0 million of EFSG’s long-term debt which matured during the first quarter of 2003, as well as interest allocated on the Company’s debt financing.  Net losses on dispositions of investments and changes in the fair value of derivative instruments of $0.8 million for the first quarter of 2003 decreased from $2.2 million for the same period of 2002.  This decrease related primarily to net gains on the disposition of investments.

          The effective tax rate was 27.3% for the first quarter of 2003, compared to 27.6% for the comparable period of 2002.  The tax rate reflects the significant investment in tax-advantaged securities.

          Mortgage Services – Results of Operations

          The mortgage services results include the operations of RadianExpress.com Inc. (“RadianExpress”) and the asset-based business conducted through EFSG’s minority owned subsidiaries, C-BASS and Sherman.  The Company owns a 46% interest in C-BASS and a 41.5% interest in Sherman.  Effective January 1, 2003, Sherman’s management exercised its right to acquire additional ownership of Sherman, reducing the Company’s ownership interest in Sherman from 45.5% to 41.5%.  The Company recorded a $1.3 million loss on this transaction.  C-BASS is engaged in purchasing, servicing, and/or securitizing of special assets, including sub-performing/non-performing and seller-financed residential mortgages, real estate and subordinated residential mortgage-based securities.  Sherman’s business focuses on purchasing and servicing delinquent, primarily unsecured consumer assets.

          Net income for the first quarter of 2003 was $8.2 million, down from $10.5 million for the first quarter of 2002.  Equity in net income of affiliates was $14.9 million (pre-tax) for the first quarter of 2003, down $3.6 million or 19.5% from $18.5 million (pre-tax) in the first quarter of 2002.  C-BASS accounted for $9.8 million of this total in the first quarter of 2003 compared to $16.1 million for the same period in 2002.  These results tend to vary significantly from period to period due to a portion of C-BASS’s income being generated from sales of mortgage-backed securities in the capital markets.  These markets can be volatile, subject to change in interest rates, the credit environment and liquidity.

          RadianExpress recorded $5.0 million of other income and $5.5 million of operating expenses for the first quarter of 2003 compared to $5.8 million and $6.4 million, respectively, for the same period in 2002.  RadianExpress processed approximately 74,000 applications during the first period of 2003 compared to 120,000 during the comparable period of 2002.  In June 2002, the Company received a cease and desist order from the State of California in connection with the offering of its Radian Lien Protection product, which it appealed.  On January 6, 2003, the Company received a decision from an administrative law judge in California sustaining the cease and desist order, which was subject to the approval of the California Commissioner of Insurance.  In April 2003, the California Commissioner of Insurance rejected the proposed opinion of the administrative law judge and reopened the matter, and commenced an investigation of the title insurance industry.  A decision by the California Commissioner of Insurance is expected within a few months.  In the meantime, the California legislature is considering a bill that would clarify that a mortgage insurer can offer a lien protection product of the type the Company seeks to offer.  The cease and desist order has not had a material impact on the Company’s overall operations, but it has significantly reduced the potential for increased revenues of RadianExpress, the Radian entity through which Radian Lien Protection sales would be processed.  The Company has reduced expenses in RadianExpress as a result of the effect on business caused by the cease and desist order and is pursuing alternative business propositions and strategies.

          Other

          A wholly-owned subsidiary of EFSG, Singer Asset Finance Company L.L.C. (“Singer”), which had been engaged in the purchase, servicing, and securitization of assets including state lottery awards and structured settlement payments, is currently operating on a run-off basis.  Its operations consist of servicing the prior originations of non-consolidated special purpose vehicles and the results of these subsidiaries are not material to the financial results of the Company.  At March 31, 2003, the Company has approximately $490.6 million and $463.7 million of non-consolidated assets and liabilities, respectively, associated with Singer special purpose vehicles.  The Company’s investment in these special purpose vehicles is $26.9 million at March 31, 2003.  In August 2002, the Company sold substantially all of the assets of a related subsidiary, Enhance Consumer Services LLC (“ECS”), which had been engaged in the purchase, servicing and securitization of viatical settlements, to an independent third party for an aggregate purchase price of $8.4 million, which approximated the carrying value.

          Another insurance subsidiary, Van-American Insurance Company, Inc., is operating, on a run-off basis, in reclamation bonds for the coal mining industry and surety bonds covering closure and post-closure obligations of landfill operations.  Such business is not material to the financial results of the Company.

          At March 31, 2003, the Company, through its ownership of EFSG, owned an indirect 36.5% equity interest in EIC Corporation Ltd.  (“Exporters”), an insurance holding company that, through its wholly-owned insurance subsidiary licensed in Bermuda, insures primarily foreign trade receivables for multinational companies.  Financial Guaranty provides significant reinsurance capacity to this joint venture on a quota-share, surplus share and excess-of-loss basis.  The Company’s exposure at March 31, 2003 was approximately $403 million or 0.4% of net debt service outstanding.

Liquidity and Capital Resources

          The Company’s sources of funds consist primarily of premiums and investment income.  Funds are applied primarily to the payment of the Company’s claims and operating expenses.

          Cash flows from operating activities for the quarter ended March 31, 2003 were $135.2 million as compared to $120.6 million for the same period of 2002.  This increase resulted from an increase in net premiums written and investment income received partially offset by increases in claims paid and operating expenses.  Positive cash flows are invested pending future payments of claims and other expenses; excess cash flow needs, if any, are funded through sales of short-term investments and other investment portfolio securities.

          Stockholders’ equity was $2.8 billion at both March 31, 2003 and December 31, 2002.  The approximate $90 million increase in equity resulted from net income of $104.8 million and proceeds from the issuance of common stock of $1.4 million offset by a decrease in the market value of securities available for sale of $2.0 million, net of tax, dividends of $1.9 million and the purchase of approximately 0.5 million additional shares of the Company’s stock, net of treasury stock issuances, for approximately $12.0 million.

          On September 24, 2002, the Company announced that its board of directors had authorized the repurchase of up to 2.5 million shares of its common stock on the open market.  Shares will be purchased from time to time depending on the market conditions, share price, and other factors.  These purchases will be funded from available working capital.  At March 31, 2003, approximately 1.9 million shares had been repurchased under this program at a cost of approximately $61.1 million.

          On October 4, 2002, S&P lowered the financial strength rating of Radian Reinsurance to “AA” from “AAA,” and on April 8, 2003, Fitch lowered the financial strength rating of Radian Reinsurance to “AA”as further described above, under “Financial Guaranty – Results of Operations.”

          At March 31, 2003, the Company and its subsidiaries had plans to continue investing in significant information technology and infrastructure upgrades over the next two years at an estimated total cost of $40 million to $50 million.  The Company plans to move the majority of its Data Center to Dayton, Ohio in the coming months and expects to be in full service by mid-2003.  Cash flows from operations are being used to fund these expenditures, which are intended to benefit all of the Company’s business segments.

          The Company owns a 46% interest in C-BASS.  The Company has not made any capital contributions to   C-BASS since the Company acquired its interest in C-BASS in connection with the acquisition of EFSG in February 2001.  C-BASS did not pay any dividends to the Company during the first quarter of 2003 and paid $20.1 million during all of 2002.

          The Company owns a 41.5% interest in Sherman.   The Company did not make any capital contributions to Sherman in 2003 or 2002.  In December 2002, the Company guaranteed payment of up to $25.0 million of a revolving credit facility issued to Sherman that expires in December 2003.  There was $1.0 million outstanding under this facility as of March 31, 2003.  Sherman paid $12.5 million of dividends to the Company during the first quarter of 2003.  Sherman did not pay any dividends during 2002.

          In January 2002, the Company issued $220 million of unsecured Senior Convertible Debentures.  Approximately $125 million of the proceeds from the offering were used to increase capital at Radian Asset Assurance.  Some of the remainder was used to redeem the Company’s preferred stock in August 2002, to buy back the Company’s common stock, as described above, and for other general corporate purposes.  The debentures bear interest at the rate of 2.25% per year, payable semi-annually on January 1 and July 1.  The Company will also pay contingent interest on specified semi-annual periods, if the sale price of its common stock for a specified period of time is less than 60% of the conversion price.  The debentures are convertible, at the purchaser’s option, into shares of common stock at prices and on dates specified in the offering memorandum.  At that time, the shares would become common shares for the purposes of calculating earnings per share.  The Company may redeem all or some of the debentures on or after January 1, 2005.

          In February 2002, the Company closed on a $50 million Senior Revolving Credit Facility to be used for working capital and general corporate purposes.  The facility is unsecured and expires May 30, 2003.  There have been no drawdowns on this facility.  The Company plans to replace this with a similar facility.

          In March 2002, the Company made a $20 million investment in Primus Guaranty, Ltd., a Bermuda holding company and parent company to Primus Financial Products, LLC. (“Primus”), a Triple A rated company that provides credit risk protection to derivatives dealers and credit portfolio managers on individual investment-grade entities.  In connection with the capitalization and Triple A rating of Primus, Radian Reinsurance had provided Primus with an excess of loss insurance policy, which expired March 30, 2003.  The Company accounts for the Primus investment under the equity method of accounting.  The results of Primus for the first quarter of 2002 and 2003 were immaterial to the Company’s Condensed Consolidated Financial Statements.

          In February 2003, the Company issued $250 million of unsecured Senior Notes.  These notes bear interest at the rate of 5.625% per year, payable semi-annually on February 15 and August 15, beginning August 15, 2003.  These notes mature in February 2013.  The Company used a portion of the proceeds to repay the $75.0 million in principal on the 6.75% debentures due March 1, 2003 that EFSG had issued.  The remainder will be used for general corporate purposes.

          The Company believes that Radian Guaranty will have sufficient funds to satisfy its claims payments and operating expenses and to pay dividends to the Company for at least the next 12 months.  The Company also believes that it will be able to satisfy its long-term (more than 12 months) liquidity needs with the cash flow from Mortgage Insurance and Financial Guaranty.  As a holding company, the Company conducts its principal operations through Mortgage Insurance and EFSG.  In connection with obtaining approval from the New York insurance department for the change of control of EFSG when the Company acquired EFSG, EFSG agreed not to declare or pay dividends for a period of two years following consummation of the acquisition.  The agreement for Radian Reinsurance and Radian Asset Assurance to refrain from paying dividends to the Company expired on February 28, 2003.  Based on the Company’s current intention to pay quarterly common stock dividends of approximately $0.02 per share, the Company will require approximately $5.6 million for the remainder of 2003 to pay the dividends on the outstanding shares of common stock.  The Company will also require approximately $38 million annually to pay the debt service on its long-term financing.  The Company believes that it has the resources to meet these cash requirements for the next 12 months.  There are regulatory and contractual limitations on the payment of dividends or other distributions from its insurance subsidiaries.  The Company does not believe that any of these restrictions will prevent the payment by its subsidiaries or the Company of these anticipated dividends or distributions in the foreseeable future.

          The Company’s insurance subsidiaries have the ability to allocate capital resources within certain guidelines by making direct investments.  In April 2003, Radian Guaranty invested $100 million in EFSG, for an approximate 11% ownership interest.  This amount was subsequently contributed by EFSG to Radian Asset Assurance to support growth in the direct financial guaranty business.

Critical Accounting Policies

          Critical accounting policies comprise those policies that require the Company’s most difficult, subjective, and complex judgments.  These policies require estimates of matters that are inherently uncertain.  The accounting policies that the Company believes meet the criteria of critical accounting policies are described below.

Reserve for Losses

          The Company establishes reserves to provide for the estimated costs of settling claims in both the mortgage insurance and financial guaranty businesses.

          In the mortgage insurance business, the incurred loss process is initiated by a borrower’s missed payment.  The Company uses historical models based on a variety of loan characteristics, including the status of the loan as reported by the servicer of the loan, the economic conditions, and the estimated foreclosure period in the area where the default exists to help determine the appropriate loss reserve at any point in time.  As the delinquency proceeds toward foreclosure, there is more certainty around these estimates and adjustments are made to loss reserves to reflect this updated information.

          The process for establishing financial guaranty loss reserves is similar; however, the remote probability of losses and the dearth of historical losses in this business make it more difficult to estimate the appropriate loss reserve.  Policies are monitored by the Company or the primary insurers over the life of the policy.  When the policy’s performance deteriorates below underwriting expectations, or if the circumstances dictate, it is placed on a Watch List.  Once a transaction is placed on a Watch List, the transaction is actively monitored, which may include communication with the borrower, site inspection, or the engagement of a third party consultant.   If the transaction continues to deteriorate to a point where a default is probable and estimable, the Company will establish a loss reserve.  Financial Guaranty has a regular case reserve committee meeting where experts in the risk management and surveillance area provide input to the finance area before any case reserves are determined, and the surveillance team actively monitors any problem deals and notifies the committee if a change in the loss reserve is necessary.  Financial Guaranty establishes a reserve based on the estimated loss, including expenses associated with the settlement of the loss.

          Setting the loss reserves in both business segments involves significant reliance upon estimates with regard to the likelihood, magnitude and timing of a loss.  The models and estimates the Company uses to establish loss reserves may not prove to be accurate, especially during an extended economic downturn.  There can be no assurance that the Company has correctly estimated the necessary amount of reserves or that the reserves established will be adequate to cover ultimate losses on incurred defaults.

          If the Company’s estimates are inadequate, it may be forced by insurance and other regulators or rating agencies to increase its reserves.  Unanticipated increases to its reserves could lead to a reduction in the Company’s and its subsidiaries’ ratings.  Such a reduction in ratings could have a significant negative impact on the Company’s ability to attract and retain business.

Derivative Instruments and Hedging Activity

          The Company accounts for derivatives under SFAS No. 133.  The two areas where gains and losses on derivative contracts are recognized are in the convertible debt securities contained in the Company’s investment portfolio and in certain financial guaranty contracts.  The value of the derivative position of convertible debt securities is calculated by the Company’s outside convertible debt portfolio manager by determining the value of the readily ascertainable comparable debt securities and assigning a value to the equity (derivative) portion by subtracting the value of the comparable debt security from the total value of the convertible instrument.  Changes in such values from period to period represent the gains and losses recorded.  The gains and losses on derivative financial guaranty contracts are derived from internally generated models.  The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.  However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value.  Accordingly, the estimates are not necessarily indicative of amounts the Company could realize in a current market exchange.  The use of different market assumptions and/or estimation methodologies may have an effect on the estimated fair value amounts.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

          During the first three months of 2003, the Company experienced a decrease in the fair market value of the available for sale portfolio, which resulted in a decrease in the net unrealized gain on the investment portfolio of  $2.0 million.  The accumulated net unrealized gain at March 31, 2003 was $56.1 million compared to $58.1 million at December 31, 2002.  This decrease in value was primarily a result of changes in market interest rates and not a result of changes in the composition of the Company’s investment portfolio.

          At March 31, 2003, the fair value of the Company’s derivative instruments, classified as trading securities, was $37.6 million, as compared to an amortized value of $44.1 million, and the Company recognized $3.1 million, net of tax, of loss on changes in the fair value of trading securities in the consolidated statement of income for the first quarter of 2003.  The notional value of the Company’s credit default swaps and certain other financial guaranty contracts accounted for under SFAS No. 133 was $9.4 billion at March 31, 2003 and the Company recognized $2.0 million, net of tax, of losses on these instruments.  Net unrealized losses on credit default swaps and certain other financial guaranty contracts of $20.6 million at March 31, 2003 were composed of gross unrealized gains of $66.2 million and gross unrealized losses of $86.8 million.

ITEM 4.  Controls and Procedures

          Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the  Company’s disclosure controls and procedures as of a date within 90 days of the filing of this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in ensuring that the information required to be disclosed by the Company in its reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported on a timely basis.

          There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

PART II.   OTHER INFORMATION

ITEM 1.           Legal Proceedings

          There have been no material developments in legal proceedings involving the Company or its subsidiaries since those reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

ITEM 6.           Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Exhibit Name

*4.1	Indenture dated as of February 14, 2003 between the Registrant and Wachovia Bank, National Association, as Trustee
*4.2	Form of 5.625% Senior Note Due 2013 (included within Exhibit 4.1)
*4.3	Registration Rights Agreement dated February 14, 2003 relating to the 5.625% Senior Notes Due 2013
10

Letter Amendment, dated February 5, 2003, to Credit Agreement dated as of February 8, 2002 between the Registrant and Wachovia Bank, National Association (formerly, First Union National Bank), as lender (1) (10.34)

*11	Statement re Computation of Per Share Earnings
*99	Certifications required under Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

(1)	Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

(b)	Reports on Form 8-K

Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on February 12, 2003 reporting the Registrant’s announcement of the sale of its 5.625% senior unsecured notes.

Current Report on Form 8-K filed with the SEC on February 11, 2003 reporting (1) the Registrant’s announcement on January 22, 2003 of 2002 fourth quarter and full year results, (2) the Registrant’s announcement on February 11, 2003 of a proposed sale of senior unsecured notes and (3) certain information regarding possible acquisitions by the Registrant.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIAN GROUP INC.

Date: May 14, 2003	/s/ C. ROBERT QUINT

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

	b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ FRANK P. FILIPPS

Frank P. Filipps Chief Executive Officer

I, C. Robert Quint, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Radian Group Inc.;

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

	b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	d)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ C. ROBERT QUINT

C. Robert Quint Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Name

*4.1	Indenture dated as of February 14, 2003 between the Registrant and Wachovia Bank, National Association, as Trustee
*4.2	Form of 5.625% Senior Note Due 2013 (included within Exhibit 4.1)
*4.3	Registration Rights Agreement dated February 14, 2003 relating to the 5.625% Senior Notes Due 2013
11

Letter Amendment, dated February 5, 2003, to Credit Agreement dated as of February 8, 2002 between the Registrant and Wachovia Bank, National Association (formerly, First Union National Bank), as lender (1) (10.34)

*11	Statement re: Computation of Per Share Earnings
*99	Certifications required under Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

(1)	Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.