Form 10-Q
period 2003-06-30
RADIAN GROUP INC
filed 2003-08-14
CIK 890926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes  ☐    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 93,570,990 shares of Common Stock, $0.001 par value, outstanding on August 7, 2003.

Radian Group Inc. and Subsidiaries

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

Radian Group Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2003	December 31, 2002
	(In thousands, except share and per-share amounts)
Assets
Investments
Fixed maturities held to maturity—at amortized cost (fair value $343,666 and $379,643)	$320,779	$356,000
Fixed maturities available for sale—at fair value (amortized cost $3,786,833 and $3,332,102)	3,979,978	3,448,926
Trading securities—at fair value (cost $44,071 and $39,261)	43,464	37,619
Equity securities—at fair value (cost $205,449 and $196,766)	205,807	168,517
Short-term investments	178,328	180,919
Other invested assets	5,662	8,346

Total Investments	4,734,018	4,200,327

Cash	35,184	21,969
Investment in affiliates	282,765	259,120
Deferred policy acquisition costs	206,613	183,587
Prepaid federal income taxes	310,736	294,136
Provisional losses recoverable	46,463	48,561
Accrued investment income	53,403	47,762
Accounts and notes receivable	112,526	86,850
Property and equipment, at cost (less accumulated depreciation of $27,700 and $21,703)	61,982	55,580
Other assets	209,268	195,513

	$6,052,958	$5,393,405

Liabilities and Stockholders’ Equity
Unearned premiums	$662,292	$618,050
Reserve for losses	653,382	624,577
Long-term and short-term debt	717,291	544,145
Deferred federal income taxes	659,252	570,279
Accounts payable and accrued expenses	334,737	282,919

	3,026,954	2,639,970

Common stockholders’ equity
Common stock, par value $.001 per share; 200,000,000 shares authorized; 95,344,199 and 95,134,279 shares issued in 2003 and 2002, respectively	95	95
Treasury stock; 1,944,640 and 1,581,989 shares in 2003 and 2002, respectively	(63,892)	(51,868)
Additional paid-in capital	1,244,593	1,238,698
Retained earnings	1,720,843	1,508,138
Accumulated other comprehensive income	124,365	58,372

	3,026,004	2,753,435

	$6,052,958	$5,393,405

See notes to unaudited condensed consolidated financial statements.

.

Radian Group Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Quarter Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
	(In thousands, except per-share amounts)
Revenues:
Premiums written:
Direct	$239,537	$221,076	$451,214	$423,940
Assumed	52,093	34,092	111,781	69,494
Ceded	(17,734)	(17,558)	(36,739)	(31,186)

Net premiums written	273,896	237,610	526,256	462,248
Increase in unearned premiums	(18,884)	(26,579)	(45,115)	(42,028)

Premiums earned	255,012	211,031	481,141	420,220
Net investment income	47,004	44,485	93,676	87,238
Equity in net income of affiliates	33,859	26,774	48,747	45,394
Other income	15,403	10,965	29,960	22,247

Total revenues	351,278	293,255	653,524	575,099

Expenses:
Provision for losses	95,540	57,576	163,298	115,003
Policy acquisition costs	31,368	25,603	62,385	49,050
Other operating expenses	56,565	44,500	101,006	89,245
Interest expense	9,652	7,239	18,236	14,393

Total expenses	193,125	134,918	344,925	267,691

Gains and losses:
Net gains on dispositions of investments	2,824	2,462	6,849	3,083
Change in fair value of derivative instruments	(4,829)	(5,764)	(12,727)	(9,006)

Net losses	(2,005)	(3,302)	(5,878)	(5,923)

Pretax income	156,148	155,035	302,721	301,485
Provision for income taxes	44,474	46,113	86,275	88,630

Net income	111,674	108,922	216,446	212,855
Dividends to preferred stockholder	—	825	—	1,650

Net income available to common stockholders	$111,674	$108,097	$216,446	$211,205

Basic net income per share	$1.20	$1.14	$2.32	$2.24

Diluted net income per share	$1.18	$1.12	$2.29	$2.20

Average number of common shares outstanding—basic	93,341	94,708	93,367	94,466

Average number of common and common equivalent shares outstanding—diluted	94,360	96,387	94,328	96,134

See notes to unaudited condensed consolidated financial statements.

Radian Group Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)		Total
					Foreign Currency Translation Adjustment	Unrealized Holding Gains (Losses)
	(In thousands)
Balance, January 1, 2003	$95	$(51,868)	$1,238,698	$1,508,138	$233	$58,139	$2,753,435
Comprehensive income:
Net income	—	—	—	216,446	—	—	216,446
Unrealized foreign currency translation adjustment, net of tax of $603	—	—	—	—	1,120	—	1,120
Unrealized holding gains arising during period, net of tax of $37,329	—	—	—	—	—	69,325
Less: Reclassification adjustment for net gains included in net income, net of tax of $2,397	—	—	—	—	—	(4,452)

Net unrealized gain on investments, net of tax of $34,932	—	—	—	—		64,873	64,873

Comprehensive income							282,439
Issuance of common stock under incentive plans		—	5,895	—	—	—	5,895
Treasury stock purchased, net		(12,024)					(12,024)
Dividends	—	—	—	(3,741)	—	—	(3,741)

Balance, June 30, 2003	$95	$(63,892)	$1,244,593	$1,720,843	$1,353	$123,012	$3,026,004

See notes to unaudited condensed consolidated financial statements.

Radian Group Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30
	2003	2002
	(In thousands)
Cash flows from operating activities	$253,843	$267,803

Cash flows from investing activities:
Proceeds from sales of fixed maturity investments available for sale	844,315	954,337
Proceeds from sales of equity securities available for sale	35,464	7,449
Proceeds from redemptions of fixed maturity investments available for sale	109,843	44,844
Proceeds from redemptions of fixed maturity investments held to maturity	37,623	31,069
Purchases of fixed maturity investments available for sale	(1,389,050)	(1,463,991)
Purchases of equity securities available for sale	(48,934)	(63,070)
Sales (purchases) of short-term investments	2,591	(76,476)
Payable for securities	—	51,015
Sales of other invested assets	2,887	1,956
Purchases of property and equipment	(12,866)	(27,997)
Investment in affiliates	—	(20,000)
Proceeds from sales of investment in affiliates	3,395	—
Distributions from affiliates	12,450	20,095
Disposals of property and equipment	329	—
Other	(109)	(2,987)

Net cash used in investing activities	(402,062)	(543,756)

Cash flows from financing activities:
Proceeds from issuance of common stock under incentive plans	5,895	25,463
Issuance of long-term debt	246,304	215,954
Repayment of short-term debt	(75,000)	—
Purchase of treasury stock, net	(12,024)	—
Dividends paid	(3,741)	(5,429)

Net cash provided by financing activities	161,434	235,988

Increase/(decrease) in cash	13,215	(39,965)
Cash, beginning of period	21,969	60,159

Cash, end of period	$35,184	$20,194

Supplemental disclosures of cash flow information:
Income taxes paid (received)	$70,748	$(68,428)

Interest paid	$15,035	$12,631

See notes to unaudited condensed consolidated financial statements.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1—Consolidated Financial Statements—Basis of Presentation

The Consolidated Financial Statements included herein, include the accounts of Radian Group Inc. (the “Company” or “Radian”) and its subsidiaries, including its principal mortgage guaranty operating subsidiaries, Radian Guaranty Inc. (“Radian Guaranty”), Amerin Guaranty Corporation (“Amerin Guaranty”) and Radian Insurance Inc. (“Radian Insurance”) (together referred to as “Mortgage Insurance”) and its principal financial guaranty operating subsidiaries, Radian Reinsurance Inc. (“Radian Reinsurance”) and Radian Asset Assurance Inc. (“Radian Asset Assurance”). The Company also has an equity interest in two active credit-based asset businesses, Credit-Based Asset Servicing and Securitization LLC (“C-BASS”) and Sherman Financial Group LLC (“Sherman”). The Company has a 46.0% interest in C-BASS and a 41.5% interest in Sherman. In January 2003, Sherman’s management exercised its right to acquire additional ownership of Sherman reducing the Company’s ownership interest in Sherman from 45.5% to 41.5%. The Company recorded a $1.3 million loss on the transaction.

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

Basic net income per share is based on the weighted average number of common shares outstanding, while diluted net income per share is based on the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of stock options. Preferred stock dividends are deducted from net income in the net income per share computation. Diluted shares do not assume the conversion of the Company’s senior convertible debentures. Under the terms of the indenture governing the senior convertible securities, the conditions for holders to be able to convert the debentures to common stock have not been met.

Certain prior period balances have been reclassified to conform to the current period presentation.

2—Derivative Instruments and Hedging Activities

The Company accounts for derivatives under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. Transactions that the Company has entered into that are accounted for under SFAS No. 133, as amended, include investments in convertible debt securities, and selling credit protection in the form of credit default swaps and certain financial guaranty contracts that are considered credit default swaps. Credit default swaps and certain financial guaranty contracts that are accounted for under SFAS No. 133 are part of the Company’s overall business strategy of offering financial guaranty protection to its customers. Currently, none of the derivatives qualify as hedges under SFAS No. 133. Therefore, changes in fair value are included in the periods presented in current earnings in the Condensed Consolidated Statements of Income. Net unrealized losses on credit default swaps and certain other financial guaranty contracts are included in accounts payable and accrued expenses on the Condensed Consolidated Balance sheets.

A summary of the Company’s derivative information as of and for the periods indicated for 2003 and 2002 is as follows:

Balance Sheet (in millions)	June 30, 2003	December 31, 2002	June 30, 2002
Trading Securities
Amortized cost	$44.1	$39.3	$42.3
Fair value	43.5	37.6	34.8

Derivative Financial Guaranty Contracts
Notional value	$9,800.0	$7,300.0	$4,600.0

Gross unrealized gains	$69.5	$52.4	$33.0
Gross unrealized losses	100.8	69.6	40.7

Net unrealized losses	$(31.3)	$(17.5)	$(7.7)

The components of the change in fair value of derivative instruments is as follows:

Income Statement (in millions)	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Trading Securities	$5.9	$(3.3)	$1.1	$(6.5)
Derivative Financial Guaranty Contracts	(10.7)	(2.5)	(13.8)	(2.5)

Net losses	$(4.8)	$(5.8)	$(12.7)	$(9.0)

The application of SFAS 133, as amended, could result in volatility from period to period in gains and losses as reported on the Company’s consolidated statements of income. These gains and losses result primarily from changes in corporate credit spreads, changes in the creditworthiness of underlying corporate entities, and the equity performance of the entities underlying the Company’s convertible investments. The Company is unable to predict the effect this volatility may have on its financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of FASB Statement No. 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This Statement is effective for contracts entered into or modified after June 30, 2003, except for the provisions of this Statement that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003 and for hedging relationships designated after June 30, 2003. All provisions are to be applied prospectively except for the provisions of this Statement that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003. These provisions are to be applied in accordance with their respective effective dates. The Company does not believe this Statement will have a material impact on its financial statements.

3—Accounting for Stock-Based Compensation

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

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This Statement is effective for financial statements for fiscal years ending after December 15, 2002.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Quarter Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Net income, as reported	$111,674	$108,922	$216,446	$212,855
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	1,995	1,861	3,647	3,715

Pro forma net income	$109,679	$107,061	$212,799	$209,140

Pro forma net income available to common stockholders	$109,679	$106,236	$212,799	$207,490

Earnings per share
Basic—as reported	$1.20	$1.14	$2.32	$2.24

Basic—pro forma	$1.18	$1.12	$2.28	$2.20

Diluted—as reported	$1.18	$1.12	$2.29	$2.20

Diluted—pro forma	$1.16	$1.10	$2.26	$2.16

4—Investments

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

The Company periodically reviews its investment portfolio for declines in fair value below the amortized cost basis that are considered to be other-than-temporary and recognizes any such declines as a charge to earnings if the security has not been sold. In the second quarter of 2003, the Company did not record any additional charges related to declines in fair value considered to be other–than-temporary. For the year-to-date period of 2003, the Company recorded $4.3 million (pre-tax) of charges related to declines in fair value considered to be other—than—temporary. Declines in fair value below the amortized cost basis considered other-than-temporary for individual securities held in the Company’s investment portfolio were not material for other periods presented in this report.

5—Segment Reporting

The Company has three reportable segments: mortgage insurance, financial guaranty and mortgage services. The mortgage insurance segment provides private mortgage insurance and risk management services to mortgage lending institutions located throughout the United States. Private mortgage insurance primarily protects lenders from default-related losses on residential first mortgage loans made to homebuyers who make downpayments of less than 20% of the purchase price and facilitates the sale of these mortgages in the secondary market. The financial guaranty segment provides credit-related insurance coverage, credit default swaps and certain other financial guaranty contracts to meet the needs of customers in a wide variety of domestic and international markets. For the periods presented in this report, revenues attributable to foreign countries were not material. The Company’s insurance businesses within the financial guaranty segment include the assumption of reinsurance from monoline financial guaranty insurers for both public finance bonds and structured finance obligations. The Company also provides direct financial guaranty insurance for public finance bonds and structured transactions and trade credit reinsurance. The mortgage services segment deals primarily with credit-based servicing and securitization of assets in underserved markets, in particular, the purchase and servicing of and securitization of special assets, including sub-performing/non-performing mortgages, seller financed residential mortgages and delinquent consumer assets. In addition, mortgage services includes the results of RadianExpress.com (“RadianExpress”), an internet-based settlement company that provides real estate information products and services to the first and second lien mortgage industry. The Company’s reportable segments are strategic business units, which are managed separately, as each business requires different marketing and sales expertise. Certain corporate income and expenses have been allocated to the segments.

In the mortgage insurance segment, the highest state concentration of risk is California at 16.1%. At June 30, 2003, California also accounted for 16.2% of Mortgage Insurance’s total direct primary insurance in force and 18.9% of Mortgage Insurance’s total direct pool risk in force. California accounted for 16.6% of Mortgage Insurance’s direct primary new insurance written in the first six months of 2003. The largest single customer of Mortgage Insurance (including branches and affiliates of such customer) measured by new insurance written, accounted for 16.4% of new insurance written during the first six months of 2003 compared to 8.1% for full year 2002 and 12.6% for full year 2001. The amount originated in 2003 includes a large structured transaction for one customer composed of prime mortgage loans originated throughout the United States.

The financial guaranty segment derives a substantial portion of its premiums written from a small number of primary insurers. In the first six months of 2003, 27.6% of gross written premiums were derived from two primary insurers compared to 21.6% for the comparable period of 2002. Four primary insurers were responsible for 39.3% of gross written premiums in 2003, compared to 27.4% in 2002. This customer concentration results from a significant concentration of business with the small number of primary financial guaranty insurance companies. Five trade credit insurers were responsible for 12.9% of premiums written in 2003.

The Company evaluates performance based on a number of financial measures including net income and return on equity. Summarized financial information concerning the Company’s operating segments as of and for the quarter and the year-to-date periods indicated, is presented in the following tables:

	Quarter Ended June 30		Six Months Ended June 30
Mortgage Insurance (in thousands)	2003	2002	2003	2002
Net premiums written	$190,227	$164,328	$354,999	$326,390

Net premiums earned	$189,718	$167,873	$357,750	$336,912
Net investment income	26,753	26,963	54,582	52,814
Equity in net income of affiliates	—	—	—	—
Other income	7,817	4,393	14,416	8,410

Total revenues	224,288	199,229	426,748	398,136

Provision for losses	76,037	47,318	130,204	92,416
Policy acquisition costs	17,444	17,326	34,923	32,898
Other operating expenses	33,188	27,248	62,596	56,054
Interest expense	5,562	4,633	10,662	8,675

Total expenses	132,231	96,525	238,385	190,043

Net gains (losses)	4,033	(616)	839	(931)

Pretax income	96,090	102,088	189,202	207,162
Income tax provision	25,904	28,439	51,358	57,387

Net income	$70,186	$73,649	$137,844	$149,775

Total assets	$3,262,022	$3,114,928
Deferred policy acquisition costs	76,404	79,243
Reserve for losses	490,579	475,288
Unearned premiums	108,819	94,402
Equity	1,689,161	1,539,185

	Quarter Ended June 30		Six Months Ended June 30
Financial Guaranty (in thousands)	2003	2002	2003	2002
Net premiums written	$83,669	$73,282	$171,257	$135,858

Net premiums earned	$65,294	$43,158	$123,391	$83,308
Net investment income	20,249	17,511	39,058	34,370
Equity in net income (loss) of affiliates	5,514	(135)	5,458	(19)
Other income	1,162	262	2,759	831

Total revenues	92,219	60,796	170,666	118,490

Provision for losses	19,503	10,258	33,094	22,587
Policy acquisition costs	13,924	8,277	27,462	16,152
Other operating expenses	10,314	7,791	18,186	16,492
Interest expense	3,229	2,129	6,101	4,733

Total expenses	46,970	28,455	84,843	59,964

Net gains (losses)	(5,028)	(3,543)	(5,826)	(5,781)

Pretax income	40,221	28,798	79,997	52,745
Income tax provision	10,645	8,014	21,518	14,611

Net income	$29,576	$20,784	$58,479	$38,134

Total assets	$2,154,673	$1,763,462
Deferred policy acquisition costs	130,209	92,303
Reserve for losses	162,803	127,933
Unearned premiums	553,473	457,909
Equity	1,116,090	839,636

	Quarter Ended June 30		Six Months Ended June 30
Mortgage Services (in thousands)	2003	2002	2003	2002
Net premiums written	—	—	—	—

Net premiums earned	—	—	—	—
Net investment income	$2	$11	$36	$54
Equity in net income of affiliates	28,345	26,909	43,289	45,413
Other income	6,424	6,310	12,785	13,006

Total revenues	34,771	33,230	56,110	58,473
Provision for losses	—	—	—	—
Policy acquisition costs	—	—	—	—
Other operating expenses	13,063	9,461	20,224	16,699
Interest expense	861	477	1,473	985

Total expenses	13,924	9,938	21,697	17,684

Net gains (losses)	(1,010)	857	(891)	789

Pretax income	19,837	24,149	33,522	41,578
Income tax provision	7,925	9,660	13,399	16,632

Net income	$11,912	$14,489	$20,123	$24,946

Total assets	$272,263	$216,851
Deferred policy acquisition costs	—	—
Reserve for losses	—	—
Unearned premiums	—	—
Equity	220,753	174,688

The reconciliation of segment net income to consolidated net income is as follows:

	Quarter Ended June 30		Six Months Ended June 30
Consolidated (in thousands)	2003	2002	2003	2002
Net income:
Mortgage Insurance	$70,186	$73,649	$137,844	$149,775
Financial Guaranty	29,576	20,784	58,479	38,134
Mortgage Services	11,912	14,489	20,123	24,946

Total	$111,674	$108,922	$216,446	$212,855

6—Short-Term and Long-Term Debt

In February 2003, the Company issued, in a private placement, $250 million of unsecured Senior Notes. These notes bear interest at the rate of 5.625% per annum, payable semi-annually on February 15 and August 15, beginning August 15, 2003. These notes mature in February 2013. The Company has the option to redeem some or all of the notes at any time with not less than 30 days notice. The Company used a portion of the proceeds from the private placement to repay the $75.0 million in principal outstanding of the 6.75% debentures due March 1, 2003 issued by Enhance Financial Services Group Inc. (“EFSG”). The remainder will be used for general corporate purposes. In late July 2003, the Company offered to exchange all of the notes for new notes with terms substantially identical to the terms of the old notes, except that the new notes are registered and have no transfer restrictions, rights to additional interest or registration rights, except in limited circumstances.

The composition of short-term and long-term debt on the dates indicated was as follows:

($ in thousands)	June 30, 2003	December 31, 2002
5.625% Senior Notes due 2013	$248,109	$—
2.25% Senior Convertible Debentures due 2022	220,000	220,000
7.75% Debentures due 2011	249,182	249,145
6.75% Debentures due 2003	—	75,000

	$717,291	$544,145

7—Redeemable Preferred Stock

On August 15, 2002, the Company redeemed its $4.125 Preferred Stock, par value $.001 per share. Pursuant to the Company’s sinking fund redemption obligation, 72,000 shares were redeemed at $50.00 per share, and the remaining 728,000 shares were redeemed at $54.125 per share. Accrued and unpaid dividends on the shares to the date of redemption were also paid as part of the redemption price. The excess of the amount paid over the carrying value of the preferred stock of $3.0 million was accounted for as a charge to equity and resulted in an approximate $.03 reduction in earnings per share in the period when the redemption occurred.

8—Recent Accounting Pronouncements

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.” This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others,” which is being superseded. The initial recognition and initial measurement of provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Interpretation does not apply to the financial guaranty insurance policies issued by the Company. However, the Company has guaranteed the performance of an affiliate under a $25 million revolving credit facility. At June 30, 2003 there was $1.0 million outstanding under this facility.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement amends certain paragraphs of FASB Statements No. 128 and No. 133 and is effective for financial instruments entered into or modified after May 31, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires an issuer to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The Company does not believe this Statement will have a material impact on its financial statements.

9—Other Information

On September 24, 2002, the Company announced that its Board of Directors had authorized the repurchase of up to 2.5 million shares of its common stock on the open market. Shares will be purchased from time to time depending on the market conditions, share price, and other factors. These purchases will be funded from available working capital. At June 30, 2003 and December 31, 2002, 1.9 million shares and 1.4 million shares, respectively, had been purchased under this repurchase program at a total price of approximately $61.1 million and $45.1 million, respectively.

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

•	changes in the business practices of Fannie Mae and Freddie Mac, the largest purchasers of mortgage loans insured by the Company;

•	general economic developments such as extended national or regional economic recessions (or expansions), business failures, material changes in housing values, changes in unemployment rates, interest rate changes or volatility, changes in investor perceptions of the strength of private mortgage insurers or financial guaranty providers, investor concern over the credit quality of municipalities and corporations, and specific risks faced by the particular businesses, municipalities or pools of assets covered by the Company’s insurance;

•	the loss of significant customers with whom the Company has a concentration of its mortgage insurance and financial guaranty insurance in force or the addition of new customers;

•	economic changes in regions where the Company’s mortgage insurance or financial guaranty risk is more concentrated;

•	the potential for more severe losses or more frequent losses associated with certain of the Company’s products that are riskier than traditional mortgage insurance and financial guaranty insurance policies, such as insurance on high-LTV, adjustable-rate mortgage and non-prime mortgage loans, credit insurance on non-traditional mortgage related assets such as second mortgages and manufactured housing, credit enhancement of mortgage related capital market transactions, guaranties on certain asset-backed transactions and securitizations, guaranties on obligations under credit default swaps and trade credit reinsurance;

•	the potential to be committed to insure a material number of mortgage loans with unacceptable risk profiles through the Company’s delegated underwriting program;

•	material changes in persistency rates of the Company’s mortgage insurance policies caused by changes in refinancing activity, appreciating or depreciating home values and changes in the mortgage insurance cancellation requirements of mortgage lenders and investors;

•	changes in the ability of the Company to recover amounts paid on defaulted mortgages by taking title to a mortgaged property, due to a failure of housing values to appreciate;

•	downgrades of the financial strength ratings assigned by the major rating agencies to any of the Company’s operating subsidiaries at any time, which has occurred in the past;

•	changes to mortgage insurance revenues due to intense competition from others such as the Federal Housing Administration and Veterans Administration or other private mortgage insurers, and from alternative products such as “80-10-10 loan” structures used by mortgage lenders or other forms of credit enhancement used by investors;

•	changes to financial guaranty revenues due to changes in competition from other financial guaranty insurers, and from other forms of credit enhancement such as letters of credit, guaranties and credit default swaps provided by foreign and domestic banks and other financial institutions;

•	changes in the demand for private mortgage insurance caused by legislative and regulatory changes such as increases in the maximum loan amount that the Federal Housing Administration can insure;

•	changes in claims against mortgage insurance products as a result of aging of the Company’s mortgage insurance policies;

•	changes in the demand for financial guaranty insurance caused by changes in laws and regulations affecting the municipal, asset-backed debt markets and trade credit reinsurance; and

•	changes to the Company’s ability to maintain sufficient reinsurance capacity needed to comply with regulatory, rating agency and internal single-risk retention limits as the Company’s business grows, in a reinsurance market that has recently become more concentrated.

Results of Consolidated Operations

Net income for the second quarter of 2003 was $111.7 million or $1.18 per share compared to $108.9 million or $1.12 per share for the second quarter of 2002. Net income for the first six months of 2003 was $216.4 million or $2.29 per share, compared to $212.9 million or $2.20 per share for the six months ended June 30, 2002. The 2.6% increase in net income for the second quarter was primarily a result of growth in the Company’s business volumes. Insurance in force for the mortgage insurance business segment (“Mortgage Insurance”) increased from $111.4 billion at June 30, 2002 to $122.1 billion at June 30, 2003. Total net debt service outstanding on transactions insured by the financial guaranty business segment (“Financial Guaranty”) increased from $102.4 billion at June 30, 2002 to $114.7 billion at June 30, 2003. These increases in business volumes produced increases in written and earned premiums, investment income and other income. Partially offsetting these increases were increases in the provision for losses, policy acquisition costs, operating expenses and interest expense to support the higher business volumes, as further discussed in the last paragraph of this “Results of Consolidated Operations” subsection. Equity in net income of affiliates increased by $7.1 million in the second quarter of 2003 from the $26.8 million recorded in the second quarter of 2002 primarily due to strong results at Credit-Based Asset Servicing and Securitization LLC (“C-BASS”) and Sherman Financial Services Group LLC (“Sherman”). These results tend to vary from period to period due to a portion of C-BASS’s income being generated from sales of mortgage backed securities in the capital markets. Equity in net income of affiliates for the second quarter and year-to-date period of 2003 includes $4.6 million related to the Company’s investment in Primus Guaranty, Ltd., a Bermuda holding company and parent to Primus Financial Products, LLC. (“Primus”), a company rated “Aaa” by Moody’s Investor Services Inc. and “AAA” by Standard & Poor’s rating service, a division of McGraw-Hill Companies, Inc. (“S&P”) that provides credit risk protection to derivatives dealers and credit portfolio managers on individual investment-grade entities. The Company accounts for the Primus investment under the equity method of accounting. The results of Primus for the second quarter and year-to-date periods of 2002 were immaterial to the Company’s Condensed Consolidated Financial Statements.

Consolidated earned premiums for the second quarter of 2003 were $255.0 million, an increase of $44.0 million or 20.9% from $211.0 million in the second quarter of 2002. Mortgage Insurance contributed $21.9 million of this increase and Financial Guaranty contributed $22.1 million of this increase. Net investment income for the second quarter of 2003 increased to $47.0 million from $44.5 million in the second quarter of 2002. The $2.5 million or 5.6% increase was primarily due to a larger investment portfolio balance as a result of continued positive operating cash flows and the proceeds from the issuance of $250 million of notes in the first quarter of 2003 offset by lower yields on investments. Other income increased to $15.4 million in the second quarter of 2003 from $11.0 million in the same period of 2002, primarily related to increased contract underwriting income in the mortgage insurance segment. Consolidated earned premiums for the first six months of 2003 were $481.1 million, up 14.4% from $420.2 million for the same period of 2002. Financial Guaranty contributed $40.0 million of this increase with the remainder coming from Mortgage Insurance. Net investment income of $93.7 million for the six months ended June 30, 2003 increased $6.5 million or 7.5% from $87.2 million reported in the comparable period of 2002. Equity in net income of affiliates increased 7.3% from $45.4 million for the first six months of 2002 to $48.7 million for the same period of 2003. Other income increased 35.1% to $30.0 million for the first six months of 2003 compared to $22.2 million in the comparable period of 2002.

The provision for losses was $95.5 million for the second quarter of 2003, an increase of $37.9 million or 65.8% from the $57.6 million reported for the second quarter of 2002. Approximately $29.0 million of this was related to Mortgage Insurance to support an increase in claims payments and delinquency rates, and $9.0 million was due to reserve additions at Financial Guaranty. Policy acquisition costs for the second quarter of 2003 were $31.4 million, up from $25.6 million for the second quarter of 2002, primarily due to increased business volumes over the last few years. Other operating expenses of $56.6 million increased $12.1 million or 27.2% from the $44.5 million reported in the second quarter of 2002. This was primarily due to increases in salaries and benefits related to an increase in headcount to support higher volumes, increased professional fees and fees for outside services, and increased depreciation and software costs due to increased capital expenditures in late 2001 and 2002. Interest expense of $9.7 million for the second quarter of 2003 increased from $7.2 million for the second quarter of 2002, as a result of the issuance of $250 million of long-term debt in February 2003. The provision for losses of $163.3 million for the first six months of 2003 increased $48.3 million or 42.0% from the same period of 2002. The increase in the provision for losses for the six month period of 2003 was primarily related to increased claims and delinquency rates in Mortgage Insurance and reserve strengthening at Financial Guaranty. Policy acquisition costs were $62.4 million for the six months ended June 30, 2003 compared to $49.1 million for the first six months of 2002. Other operating expenses were $101.0 million for the first six months of 2003, an $11.8 million or 13.2% increase from the same period of 2002. Interest expense of $18.2 million increased from $14.4 million for the first six months of 2002, due to the increases in levels of long-term debt to support higher business volumes discussed above. The consolidated effective tax rate was 28.5% for the three and six months ended June 30, 2003, respectively, compared to 29.7% and 29.4% for the three and six month periods of 2002. The tax rate reflects the significant investment in tax-advantaged securities.

Mortgage Insurance—Results of Operations

Net income for the second quarter of 2003 was $70.2 million, down from $73.6 million in the second quarter of 2002. This net decrease was due principally to a higher provision for losses. Other factors affecting the results were higher earned premiums and other income offset by increases in other operating expenses and interest expense, which are discussed below. Primary new insurance written during the second quarter of 2003 was $18.1 billion, a 79.2% increase compared to $10.1 billion for the second quarter of 2002. This increase in primary new insurance written in Mortgage Insurance for the second quarter of 2003 was primarily due to an increase in insurance written both through flow business and structured transactions. The mortgage industry experienced a 21.8% increase in new insurance written volume for the year-to-date period of 2003 as compared to 32.0% in the same period of 2002. The Company’s market share of the industry based on new insurance written was 17.6% in the second quarter of 2003, compared to 21.9% in the first quarter of 2003 and 11.7% in the second quarter of 2002. The Company’s market share of the industry based on new insurance written for the first six months of 2003 was 19.7% compared to 14.6% for the comparable period of 2002. During the first six months of 2003, Mortgage Insurance wrote $15.5 billion or 39.3% of new insurance through structured transactions as compared to $6.4 billion or 26.7% of new insurance written in the same period of 2002. Of this amount in 2003, $10.7 million was written in the first three months of the year. The amount originated in the first quarter of 2003 includes a large structured transaction for one customer composed of prime mortgage loans originated throughout the United States. The Company’s participation in the structured transactions market is likely to vary significantly from quarter to quarter as the Company competes with other mortgage insurers as well as capital market executions for these transactions.

In the second quarter and year-to-date periods of 2003, the Company wrote $502 million and $565 million, respectively, of pool insurance risk as compared to $35 million and $121 million in the same periods of 2002. The majority of this pool risk consisted of a second layer of coverage on Alternative A (“Alt A”) loans.

Mortgage Insurance’s volume in the second quarter and year-to-date period of 2003 was impacted by lower interest rates that affected the entire mortgage industry. The continued low interest rate environment caused refinancing activity to continue to remain high and contributed to the industry’s significant volume of new insurance written for the second quarter of 2003. Mortgage Insurance’s refinancing activity as a percentage of primary new insurance written was 53% for the second quarter of 2003 as compared to 44% for the same period in 2002. The persistency rate, which is defined as the percentage of insurance in force that remains in effect after a 12 month period, was 52.0% for the twelve months ended June 30, 2003 as compared to 59.3% for the twelve months ended June 30, 2002. This decrease was consistent with the increasing level of refinancing activity, which caused the cancellation rate to increase. The expectation towards the end of 2003 and into 2004 is a slowdown in the industry volume of new insurance written and an increase in persistency rates, influenced by slowly rising interest rates.

Net premiums earned in the second quarter and first six months of 2003 were $189.7 million and $357.8 million, respectively. These amounts represent increases of 13.0% and 6.2%, respectively, compared to $167.9 million and $336.9 million for the comparable respective periods of 2002. These increases, which were greater than the increase in direct primary insurance in force, reflected a significant increase in new insurance volume in Radian Insurance Inc. (“Radian Insurance”), which is not included in primary insurance in force, and a higher percentage of non-prime business. As further discussed below, non-prime business has higher premium rates, which are commensurate with the increased level of expected losses associated with the insurance. The insurance in force growth resulting from strong new insurance volume in the second quarter of 2003 was tempered by the decrease in persistency levels. These lower persistency levels will impact premiums earned in future periods. There was an increase in direct primary insurance in force for the first six months of 10.7%, from $110.3 billion at December 31, 2002 to $122.1 billion at June 30, 2003. Total pool risk in force was $2.3 billion at June 30, 2003 compared to $1.7 billion at December 31, 2002.

The Company insures non-traditional loans, specifically Alt A and A minus loans (collectively, referred to as “non-prime” business). Alt A borrowers have a similar credit profile to the Company’s prime borrowers, but these loans are underwritten with reduced documentation and verification of information. The Company typically charges a higher premium rate for this business due to the reduced documentation, but the Company does not consider this business to be significantly more risky than its prime business, as long as the loans contain credit scores similar to the prime business. The A minus loan programs typically have non-traditional credit standards that are less stringent than standard credit guidelines. To compensate for this additional risk, the Company receives a higher premium for insuring this product that the Company believes is commensurate with the additional default risk. During the second quarter and year-to-date period of 2003, non-prime business accounted for $6.4 billion and $14.2 billion or 35.4% and 36.0%, respectively, of Mortgage Insurance’s primary new insurance written as compared to $3.3 billion and $7.8 billion or 32.6% and 32.5%, respectively, for the same periods in 2002. Of the $6.4 billion of non-prime business for the second quarter of 2003 and $14.2 billion year-to-date 2003, $4.1 billion and $9.1 billion, respectively, was Alt A. The Company anticipates that the mix of non-prime insurance in force could gradually increase, but will stay within an approximate targeted range of 30%.

The Company insures mortgage-related assets in a Pennsylvania domiciled insurer, Radian Insurance, and an Illinois domiciled insurer, Amerin Guaranty Corporation (“Amerin Guaranty”). Radian Insurance and Amerin Guaranty are rated “AA” by Standard & Poor’s Insurance Rating Service and Fitch Ratings and “Aa3” by Moody’s Investors Service. Radian Insurance was formed to write credit insurance and financial guaranty insurance on mortgage-related assets that are not permitted to be insured by monoline mortgage guaranty insurers. Such assets include second mortgages, manufactured housing loans, home equity loans and mortgages with loan-to-value ratios above 100%. Radian Insurance also provides credit enhancement to mortgage related capital market transactions. In October 2001, Radian Insurance entered into a reinsurance agreement with one of its affiliates, Radian Asset Assurance Inc. (“Radian Asset Assurance”), for a substantial part of its business. In 2002, most of the financial guaranty insurance business on mortgage and mortgage related assets was written in Radian Asset Assurance. During 2003, this business has been written in both Radian Asset Assurance and Radian Insurance. Amerin Guaranty is a writer of second mortgage insurance. Risk in force in Radian Insurance and Amerin Guaranty was $1.0 billion at June 30, 2003 compared to $.5 billion at December 31, 2002. Premiums earned in Radian Insurance and Amerin Guaranty were $22.1 million and $37.5 million, respectively, for the three and six month periods ended June 30, 2003 compared to $7.2 million and $13.7 million respectively, for the same periods of 2002.

Mortgage Insurance and other companies in the industry have entered into risk-sharing arrangements with various customers that are designed to allow the customer to participate in the risks and rewards of the mortgage insurance business. One such product is captive reinsurance, in which a mortgage lender sets up a mortgage reinsurance company that assumes part of the risk associated with that lender’s insured book of business. In most cases, the risk assumed by the reinsurance company is an excess layer of aggregate losses that would be penetrated only in a situation of adverse loss development. For the second quarter of 2003, premiums ceded under captive reinsurance arrangements were $17.6 million, or 9.5% of total premiums earned during the period, as compared to $13.7 million, or 8.2% of total premiums earned for the same period of 2002. For the year-to-date period of 2003, premiums ceded under captive reinsurance arrangements were $36.1 million, or 10.1% of total premiums earned during the period, as compared to $24.9 million, or 7.4% of total premiums earned for the same period of 2002. New primary insurance written under captive reinsurance arrangements for the three and six months ended June 30, 2003 was $5.4 billion and $10.7 billion, respectively, or 29.8% and 27.1%, respectively, of total primary new insurance written for the second quarter and year to date period of 2003 as compared to $4.4 billion and $8.2 billion, respectively, or 42.9% and 34.1%, of total primary new insurance written, for the three and six months ended June 30, 2002.

Net investment income for the second quarter of 2003 was $26.8 million, a slight decrease compared to $27.0 million for the same period of 2002. This decrease was a result of lower yields on the overall investment portfolio. The Company has continued to invest some of its net operating cash flow in tax-advantaged securities, primarily municipal bonds, although the Company’s investment policy allows the purchase of various other asset classes, including common stock and convertible securities. The Company’s common equity exposure is restricted to a maximum of 5% of the investment portfolio’s market value, while the investment-grade convertible securities and investment-grade taxable bond exposures are each targeted not to exceed 10%. Net investment income was $54.5 million for the six months ended June 30, 2003 compared to $52.8 million for the same period of 2002.

The provision for losses was $76.0 million for the three months ended June 30, 2003, an increase of 61.3% compared to $47.3 million for the comparable three months of 2002. This resulted primarily from an increase in claims coupled with higher delinquency (or default) rates. Claims activity is not spread evenly throughout the coverage period of a book of business. Relatively few claims on prime business are received during the first two years following issuance of the policy and on non-prime business during the first year. Historically, claim activity on prime loans has reached its highest level in the third through fifth years after the year of policy origination, and on non-prime loans this level is expected to be reached in the second through fourth years. Approximately 69.6% of the primary risk in force and approximately 21.7% of the pool risk in force at June 30, 2003 had not yet reached its highest claim frequency years. The combined default rate for both primary and pool insurance, excluding second lien insurance coverage, was 2.8% at June 30, 2003, equal to the rate at December 31, 2002 and compared to 2.3% at June 30, 2002, and the default rate on the primary business was 4.0% at June 30, 2003 compared to 4.1% at December 31, 2002 and 2.7% at June 30, 2002. A strong economy generally results in better loss experience and a decrease in the overall level of losses. A continued weakening of the economy could negatively impact the Company’s overall default rates, which would result in an increase in the provision for losses.

The total number of defaults increased from 43,773 at December 31, 2002 to 43,968 at June 30, 2003. The average loss reserve per default increased from $11,073 at the end of 2002 to $11,158 at June 30, 2003. The loss reserve as a percentage of risk in force was 1.7% at December 31, 2002 and 1.6% at June 30, 2003. The non-prime mortgage insurance business has experienced a consistent increase in the number of defaults. Although the default rate on this business is higher than on the prime book of business, it is currently within the Company’s expected range for this type of business, and the higher premium rates charged for the non-prime business are expected to compensate for the increased level of expected losses associated with this business. The number of non-prime loans in default at June 30, 2003 was 16,213, which represented 43.7% of the total primary loans in default, compared to 14,305 non-prime loans in default at December 31, 2002, which represented 40.0% of the total primary loans in default. The default rate on the Alt A business was 4.4% at June 30, 2003 compared to 5.2% at December 31, 2002. The default rate on the A minus and below loans was 9.7% at June 30, 2003, compared to 11.3% at December 31, 2002. The default rates are currently within the range of the Company’s expectations, although it is too early to determine whether ultimate losses on the business will reflect the assumptions made when the business was originated. The default rate on the prime business was 3.1% at both June 30, 2003 and December 31, 2002.

Direct claims paid for the second quarter and year-to-date periods of 2003 were $67.9 million and $121.2 million, respectively, compared to $39.3 million and $76.2 million for the comparable periods of 2002. The severity of loss payments has increased over the past few years due primarily to deeper coverage amounts and larger loan balances. In addition, claims paid in 2003 have been impacted by the rise in delinquencies in 2001 and 2002 that have proceeded to foreclosure. A disproportionately higher incidence of claims in Georgia and Utah is directly related to questionable property value estimates in those states. The Company’s risk management department identified these issues over a year ago and has put into place several property valuation checks and balances to mitigate the risk of these issues recurring. Further, these same techniques are being applied to all mortgage insurance transactions. The Company expects this higher incidence of claims in Georgia and Utah to continue until loans originated in Georgia and Utah prior to the implementation of these preventive measures become sufficiently seasoned. The Company believes that claims in the Midwest and Southeast have been rising and will continue to rise due to the weakening of the industrial sector of the economy. The Company anticipates that overall claim payments will continue to increase throughout 2003.

The following table provides selected information as of and for the periods indicated for the Mortgage Insurance segment:

	Three Months Ended			Six Months Ended
($ thousands, unless specified otherwise)	June 30, 2003	March 31, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Provision for losses	$76,037	$54,167	$47,318	$130,204	$92,416
Reserve for losses	$490,579	$484,069	$475,288

Primary Insurance:
Prime:
Number of insured loans	683,734	690,647	749,065
Number of loans in default	20,889	20,452	20,012
Percentage of total loans in default	3.06%	2.96%	2.67%

Alt A:
Number of insured loans	120,943	109,907	85,018
Number of loans in default	5,272	4,844	3,790
Percentage of total loans in default	4.36%	4.41%	4.46%

A Minus and below:
Number of insured loans	112,646	107,181	71,503
Number of loans in default	10,941	9,694	7,853
Percentage of loans in default	9.71%	9.04%	10.98%

Total:
Number of insured loans	917,323	907,735	905,586
Number of loans in default	37,102	34,990	31,655
Percentage of total loans in default	4.04%	3.85%	3.50%

Direct claims paid:
Prime	$32,271	24,064	$24,099	$56,334	$44,125
Non-prime
Alt A	12,091	8,608	5,977	20,699	10,616
A Minus and below	17,169	13,935	6,591	31,104	12,930
Seconds	6,336	6,706	2,584	13,042	8,549

Total	$67,867	$53,313	$39,251	$121,179	$76,220

Average claim paid	$27.8	$25.0	$26.3	$26.5	$26.4

Claims paid:
Georgia	$7,287	$4,921	$2,774	$12,208	$6,460
Texas	4,051	2,898	2,668	6,949	4,279
Florida	3,988	2,695	1,926	6,683	3,600
Utah	3,412	2,374	2,010	5,786	4,515
Ohio	2,623	2,328	1,408	4,951	2,612

	Three Months Ended			Six Months Ended
	June 30, 2003	March 31, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Percentage of total claims paid:
Georgia	10.7%	9.2%	7.3%	10.1%	9.3%
Texas	6.0	5.4	7.0	5.7	6.1
Florida	5.9	5.1	5.1	5.5	5.2
Utah	5.0	4.5	5.3	4.7	6.5
Ohio	3.9	4.4	3.7	4.1	3.8

Risk in Force: ($ millions)
California	$4,492	$4,293	$4,459
Florida	2,258	2,122	2,037
New York	1,720	1,651	1,629
Texas	1,460	1,404	1,401
Georgia	1,250	1,212	1,196
Total Risk in Force	$27,815	$26,406	$26,716

Percentage of total risk in force:
California	16.1%	16.3%	16.7%
Florida	8.1	8.0	7.6
New York	6.2	6.3	6.1
Texas	5.2	5.3	5.2
Georgia	4.5	4.6	4.5

New insurance written: ($ millions)
Prime	$11,710	$13,500	$6,838	$25,210	$16,216
Alt A	4,070	5,104	2,274	9,174	5,784
A Minus and below	2,346	2,672	1,035	5,018	2,010

Total	$18,126	$21,276	$10,147	$39,402	$24,010

Primary risk written ($ millions)	$4,549	$5,384	2,501	$9,933	6,092
Direct primary insurance in force ($ millions)	$122,086	$119,036	$111,424

Pool Insurance: ($ millions)
Pool risk written ($ millions)	$502	$63	$35	$565	$121
GSE pool risk in force ($ millions)	$1,212	$1,215	$1,222
Total pool risk in force ($ millions)	$2,340	$1,815	$1,745

Policy acquisition and other operating expenses were $50.6 million for the second quarter of 2003, an increase of $6.0 million or 13.5% compared to $44.6 million for the same period of 2002. For the six months ended June 30, 2003, these expenses were $97.5 million, an increase of $8.5 million or 9.6% compared to $89.0 million for the comparable period of 2002. Policy acquisition expenses relate directly to the acquisition of new business, and other operating expenses primarily represent contract underwriting expenses, overhead and administrative costs. Policy acquisition costs were $17.4 million in the second quarter of 2003, an increase of 1% compared to $17.3 million in the second quarter of 2002. The amortization of expenses is related to the recognition of gross profits over the life of the policies. Much of the amortization in the current year represents costs that were expended in 2002. Other operating expenses for the second quarter of 2003 were $33.2 million, an increase of 22.1% compared to $27.2 million for the second quarter of 2002. This reflects an increase in expenses associated with the Company’s technological, administrative and support functions. Contract underwriting expenses for the second quarter of 2003, included in other operating expenses, were $15.4 million as compared to $10.3 million for the same period of 2002, an increase of 49.5%. This $5.1 million increase in contract underwriting expenses during the second quarter of 2003 reflected the higher demand for contract underwriting services as a result of higher volumes of new insurance written. Other income, which primarily includes income related to contract underwriting services, was $7.8 million for the second quarter of 2003 as compared to $4.4 million for the same period of 2002. During the first six months of 2003, loans underwritten via contract underwriting accounted for 26.5% of applications, 25.4% of insurance commitments, and 21.2% of certificates issued by the Company as compared to 31.8% of applications, 29.7% of commitments and 22.6% of certificates in the first six months of 2002. Mortgage Insurance utilizes its underwriting skills to provide an outsourced underwriting service to its customers known as contract underwriting. For a fee, Mortgage Insurance underwrites loan files for secondary market compliance while concurrently assessing the file for mortgage insurance, if applicable. Mortgage Insurance gives recourse to its customers on loans it underwrites for secondary market compliance on which it has made a material error, by placing mortgage insurance coverage on the loan, by purchasing the loan, or by indemnifying the customer against future loss associated with the loan. Purchasing the loan would subject the Company to credit risk and interest rate risk. Also, in a rising interest rate environment, the value of loans that Mortgage Insurance is required to purchase could decrease, and consequently, the costs of such purchases could increase. During the first six months of 2003, less than 1% of all loans were subject to these remedies and the costs associated with these remedies were immaterial.

Interest expense for the second quarter of 2003 was $5.6 million compared to $4.6 million for the second quarter of 2002. This represented the allocation of interest on the long-term debt issued during 2001 and 2002 and the $250 million of notes issued in February 2003. Net gains on dispositions of investments and changes in the fair value of derivative instruments were $4.0 million in the second quarter of 2003 compared to a loss of $0.6 million in the comparable period of 2002. This primarily related to the change in the fair value of derivative instruments, primarily embedded derivatives in convertible debt securities offset by a reduction in gains on dispositions.

The effective tax rate for the quarter and year-to-date period ended June 30, 2003 was 27.0% and 27.1% as compared to 27.9% and 27.7% for the second quarter and the year-to-date period of 2002. The tax rate reflects the significant investment in tax-advantaged securities.

The U.S. Department of Housing and Urban Development (“HUD”) has proposed a rule under the Real Estate Settlement Procedures Act (“RESPA”) to create an exemption from the provisions of RESPA that prohibit the giving of any fee, kickback or thing of value pursuant to any agreement or understanding that real estate settlement services will be referred. The proposed rule would make the exemption available to lenders that, at the time a borrower submits a loan application, give the borrower a firm, guaranteed price for all settlement services associated with the loan. Mortgage insurance is currently included in the proposed rule as one of these settlement services. HUD is currently considering comments to the proposed rule, and is not expected to finalize the rule until the fall of 2003. The rule would not be effective until a year after it is finalized. If the rule is implemented, the premiums charged for the mortgage insurance could be affected. As the final rule has not yet been issued, management is unable to determine what impact, if any, it will have on the Company.

Financial Guaranty—Results of Operations

The financial guaranty insurance segment operations are conducted through insurance subsidiaries of Enhance Financial Services Group Inc. (“EFSG”) and primarily involve the direct insurance and reinsurance of public finance bonds and asset-backed securities, and other structured financial obligations, including credit default swaps and certain other financial guaranty contracts. Financial guaranty and trade credit reinsurance (which protects sellers of goods under certain circumstances against non-payment of the receivables they hold from the buyers of their goods) is assumed primarily from a limited number of direct insurers. Approximately 39% of total gross written premiums for Financial Guaranty were derived from four insurers in the first six months of 2003. Five trade credit insurers were responsible for 12.9% of premiums written in 2003. A substantial reduction in the amount of insurance ceded by one or more of these principal clients could have a material adverse affect on Financial Guaranty’s gross written premiums and, potentially, its results of operations. The Company’s trade credit reinsurance may cover receivables as to which the buyer and seller are in the same country, as well as cross-border receivables. In such cross-border transactions, the Company sometimes provides coverage that extends to certain political risks, such as foreign currency controls and expropriation, which could interfere with the payment by the buyer of the goods that are the subject of the transaction being reinsured by the Company.

On October 4, 2002, S&P announced that it had downgraded the Insurer Financial Strength rating of Radian Reinsurance Inc. (“Radian Reinsurance”) from “AAA” to “AA.” On April 8, 2003, Fitch Rating Service (“Fitch”) downgraded the Insurer Financial Strength rating of Radian Reinsurance from “AAA” to “AA” and removed it from “negative watch.” Radian Reinsurance and Radian Asset Assurance are parties to numerous reinsurance agreements with primary insurers which grant the primary insurers the right to recapture all of the business ceded to Radian Reinsurance or Radian Asset Assurance under these agreements if the financial strength rating of Radian Reinsurance or Radian Asset Assurance, as the case may be, is downgraded below the rating levels from specified rating agencies established in the agreements, and, in some cases, to increase the commissions in order to compensate the primary insurers for the decrease in credit the rating agencies give the primary insurers for the reinsurance provided by Financial Guaranty.

As a result of the downgrade by S&P, the primary insurers have the right described above to recapture the financial guaranty reinsurance ceded to Radian Reinsurance, including substantially all of the unearned premium reserves of Radian Reinsurance. The primary insurers do not have a similar right with respect to the downgrade by Fitch. As described above, the primary insurers also have the right to increase commissions charged to Radian Reinsurance for cessions, including the right to additional commission related to the unearned premium reserves for reinsurance previously ceded to Radian Reinsurance. Radian Reinsurance has reached agreement with two of the primary insurers whereby such primary insurers, without additional cost to Radian Reinsurance, have agreed not to exercise their rights with respect to the downgrade of Radian Reinsurance by S&P. Negotiations continue with respect to the other two primary insurers regarding the exercise of their rights to recapture reinsurance or to increase commissions, however, Radian Reinsurance and one of the other two ceding companies have agreed to terminate their current quota share treaty pursuant to which such ceding company will cease to have the right to automatically cede business under the agreement effective July 1, 2003.

If the two primary insurers with whom Radian Reinsurance has not reached agreement were to exercise their right to recapture the reinsurance ceded to Radian Reinsurance at June 30, 2003, Radian Reinsurance would be required to return approximately $25.9 billion of reinsurance in force, for which $161.0 million of written premium and $120.5 million of unearned premium reserves exist as of June 30, 2003. Such return of unearned premium would also include a reduction in (i) loss reserves of $10.9 million, (ii) unamortized policy acquisition costs of $22.4 million, and (iii) a positive mark to market adjustment in respect of credit derivative items of $9.5 million, for a net pre-tax gain of $2.3 million. Such recapture of reinsurance ceded to Radian Reinsurance would potentially release up to $179.8 million of contingency reserves making such capital available to be redeployed for additional reinsurance, including reinsurance of obligations primarily insured by Radian Asset Assurance, or other opportunities with possibly higher returns to the Company than the reinsurance business required to be returned to the primary insurers. Since the acquisition of Radian Reinsurance by the Company in February 2001, reinsurance ceded by these two primary companies resulted in $26.2 million of written premium and $22.8 million of earned premium in 2001, $35.1 million of written premium and $38.1 million of earned premium in 2002, and $23.3 million of written premium and $21.1 million of earned premium for the first six months of 2003. If these two primary insurers were to instead exercise their right to increased commissions, commissions would increase by on average 36.4% with respect to one primary insurer, and by 20.6% with respect to what the other primary insurer currently has the right to charge, and would require additional aggregate commissions of approximately $15.0 million with respect to the current unearned premium reserves, in addition to the $2.2 million Radian Reinsurance has already accrued.

Although Radian Reinsurance may be able to offset some of the effects of increased commissions or reduced reinsurance premiums by posting collateral for the benefit of the reinsurers, the S&P downgrade, or the exercise by one or both of these primary insurers of their rights triggered by the downgrade of Radian Reinsurance, could have a material adverse effect on Radian Reinsurance’s competitive position and/or its prospects for future reinsurance opportunities. The Company does not believe that the downgrade of Radian Reinsurance by Fitch will have a material adverse effect on Radian Reinsurance or its competitive position and/or its prospects for future reinsurance opportunities. The Company cannot be certain that the rating agencies will not take further action in the future with respect to Radian Reinsurance’s financial strength ratings which would again trigger these rights of the primary insurers.

Net income for the second quarter of 2003 was $29.6 million, an $8.8 million or 42.3% increase from $20.8 million for the same period of 2002. This increase resulted from increases in earned premiums as a result of continued business growth, investment income, and equity in net income of affiliates, partially offset by an increase in the provision for losses, policy acquisition costs, and other operating expenses. Net premiums written and earned for the second quarter of 2003 were $83.7 million and $65.3 million, respectively, compared to $73.3 million and $43.2 million, respectively, for the second quarter of 2002. Included in net premiums written and earned for the second quarter of 2003 were $11.6 million and $11.7 million, respectively, of credit enhancement fees on derivative financial guaranty contracts, compared to $16.8 million and $ 4.7 million, respectively, for net premiums written and earned in the same period of 2002. Net income for the six months ended June 30, 2003 was $58.5 million compared to $38.1 million for the same period of 2002. Net premiums written and earned for the six month period of 2003 were $171.3 million and $123.4 million, respectively, compared to $135.9 million and $83.3 million, respectively, for the comparable periods of 2002. In 2003, Financial Guaranty originated $3.6 billion of par in the public finance area, including $672 million in the healthcare sector, $603 million in the transportation sector, $473 million in the utilities sector, and $780 million in general obligations. In the structured finance area, Financial Guaranty originated $5.4 billion of par for the six months ended June 30, 2003, primarily in the form of guarantees on collateralized debt obligations and asset-backed securities. In the year-to-date period of 2002, Financial Guaranty originated $2.9 billion in par in the public finance area, including $606 million in the healthcare sector, $368 million in the higher education sector, $397 million in the utilities sector and $672 million in general obligations. Financial Guaranty also originated $5.1 billion of par in the structured finance area in the year-to-date period of 2002, primarily in the form of guarantees on collateralized debt obligations.

In July 2003, the State of California Department of Insurance issued Radian Asset Assurance a Certificate of Authority to write financial guaranty insurance in California. As a result, the Company believes that Radian Asset Assurance will have additional opportunities to write financial guaranty insurance, particularly on public finance obligations, which could favorably increase Radian Asset Assurance’s net premiums written in the public finance direct area for the remainder of 2003 and beyond, and subsequently increase Radian Asset Assurance’s net premiums earned as such premium written becomes earned over the life of the obligations insured.

In August 2003, the Financial Services Authority of the United Kingdom granted permission under Part IV of the Financial Services & Markets Act 2000 for Radian Asset Assurance Limited, a subsidiary of Radian Asset Assurance (“RAAL”), to conduct an insurance business in the United Kingdom. As a result of this additional authority, through RAAL, the Company will have additional opportunities to write financial guaranty insurance in the United Kingdom and, subject to compliance with the European passport rules, throughout the European Union, which could materially increase Radian Asset Assurance’s net premiums written (on a consolidated basis) for the remainder of 2003 and beyond, and subsequently increase its net premiums earned (on a consolidated basis), as such premium written becomes earned over the life of the obligations insured.

The following table shows the breakdown of premiums written and earned for each period

	Quarter Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
	(in thousands)		(in thousands)
Net premiums written:
Public finance direct	$11,280	$15,956	$21,548	$30,540
Public finance reinsurance	24,019	7,212	47,550	23,194
Structured direct	19,892	21,669	37,702	29,684
Structured reinsurance	13,364	15,256	27,732	30,970
Trade credit	15,114	13,189	36,725	21,470

Total net premiums written	$83,669	$73,282	$171,257	$135,858

Net premiums earned:
Public finance direct	$4,388	$3,314	$8,275	$6,833
Public finance reinsurance	12,775	10,840	23,853	18,505
Structured direct	20,062	8,944	38,474	15,499
Structured reinsurance	13,066	12,565	25,349	27,605
Trade credit	15,003	7,495	27,440	14,866

Total net premiums earned	$65,294	$43,158	$123,391	$83,308

Included in net premiums earned for the second quarter and year-to-date periods of 2003 were refundings of $3.3 million and $4.9 million, respectively, compared to $3.3 million and $3.9 million for the same periods of 2002.

The following schedule depicts the expected amortization of the unearned premium for the existing Financial Guaranty portfolio, assuming no advance refundings, as of June 30, 2003. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay financial guaranty obligations. Unearned premium amounts are net of prepaid reinsurance.

($ millions)	Ending Net Unearned Premiums	Unearned Premium Amortization	Future Installments	Total Premium Earnings
2003	$490.1	$60.4	$54.7	$115.1
2004	435.1	55.0	96.3	151.3
2005	389.4	45.7	86.0	131.7
2006	347.7	41.7	76.2	117.9
2007	311.3	36.4	57.8	94.2

2003-2007	311.3	239.2	371.0	610.2
2008-2012	181.5	129.8	104.9	234.7
2013-2017	92.2	89.3	53.3	142.6
2018-2022	37.2	55.0	36.1	91.1
After 2022	—	37.2	40.4	77.6

Total		$550.5	$605.7	$1,156.2

Net investment income was $20.2 million and $39.1 million for the second quarter and year-to-date periods of 2003, respectively, compared to $17.5 million and $34.4 million, respectively, for the similar periods of 2002. Equity in net income of affiliates for the second quarter and year-to-date period of 2003 includes $4.6 million related to the Company’s investment in Primus Guaranty, Ltd., a Bermuda holding company and parent to Primus Financial Products, LLC. (“Primus”), a triple A rated company that provides credit risk protection to derivatives dealers and credit portfolio managers on individual investment-grade entities. The Company accounts for the Primus investment under the equity method of accounting. The company cannot predict whether the results for Primus will be as favorable in the future as they were for the second quarter of 2003. The results of Primus for the second quarter and year-to-date periods of 2002 were immaterial to the Company’s Condensed Consolidated Financial Statements. The provision for losses was $19.5 million for the second quarter of 2003 compared to $10.3 million for the second quarter of 2002 and the year-to-date 2003 provision was $33.1 million compared to $22.6 million in the year-to-date period of 2002. The provision represented 29.9% and 26.8% of net premiums earned for the second quarter and year-to-date periods of 2003 compared to 23.8% and 27.1% for the same periods of 2002. Financial Guaranty paid one large claim totaling $9.0 million in the year-to-date period of 2002. The remaining claims of $10.1 million and $9.5 million for the year to date periods of 2003 and 2002, respectively, relate primarily to trade credit insurance. Policy acquisition and other operating expenses were $24.2 million and $45.6 million for the three and six month periods ended June 30, 2003 compared to $16.1 million and $32.6 million for the three and six month periods ended June 30, 2002. This resulted in an expense ratio of 37.1% and 37.0% for the second quarter and year-to-date period of 2003 compared to 37.2% and 38.0% for the same 2002 periods. Interest expense for the second quarter of 2003 was $3.2 million compared to $2.1 million in the second quarter of 2002. For the year-to-date periods of 2003 and 2002, interest expense was $6.1 million and $4.7 million, respectively. All periods include interest allocated on the Company’s debt financing. Net losses on dispositions of investments and changes in the fair value of derivative instruments was $5.0 million and $5.8 million for the second quarter and year-to-date periods of 2003 compared to $3.5 million and $5.8 million for the comparable 2002 periods.

The effective tax rate was 26.5% and 26.9% for the three and six months ended June 30, 2003 compared to 27.8% and 27.7% for the three and six months ended June 30, 2002. The tax rate reflects the significant investment in tax-advantaged securities.

Mortgage Services—Results of Operations

The mortgage services results include the operations of RadianExpress.com Inc. (“RadianExpress”) and the asset-based business conducted through EFSG’s minority owned subsidiaries, C-BASS and Sherman. The Company owns a 46% interest in C-BASS and a 41.5% interest in Sherman. Effective January 1, 2003, Sherman’s management exercised its right to acquire additional ownership of Sherman, reducing the Company’s ownership interest in Sherman from 45.5% to 41.5%. The Company recorded a $1.3 million loss on this transaction. C-BASS is engaged in the purchasing, servicing, and/or securitizing of special assets, including sub-performing/non-performing and seller-financed residential mortgages, real estate and subordinated residential mortgage-based securities. Sherman’s business focuses on purchasing and servicing delinquent, primarily unsecured consumer assets.

Net income for the second quarter and year-to-date periods of 2003 was $11.9 million and $20.1 million, respectively, compared to $14.5 million and $24.9 million for the same periods of 2002. Equity in net income of affiliates (pre-tax) was $28.3 million for the second quarter of 2003 compared to $26.9 million for the comparable period of 2002. For the year-to-date periods of 2003 and 2002, equity in net income of affiliates (pre-tax) was $43.3 million and $45.4 million, respectively. C-BASS accounted for $21.3 million (pre-tax) of the total income from affiliates in the second quarter of 2003 and $31.1 million (pre-tax) of the year-to-date 2003 amount. These results tend to vary from period to period due to a portion of C-BASS’s income being generated from sales of mortgage-backed securities in the capital markets. These markets can be volatile, subject to change in interest rates, the credit environment and liquidity.

RadianExpress recorded $5.5 million of other income and $8.4 million of operating expenses for the second quarter of 2003 compared to $5.8 million and $6.2 million, respectively, for the second quarter of 2002. Year-to-date 2003, RadianExpress had revenues of $10.4 million and expenses of $14.0 million, compared to $11.5 million and $12.6 million, respectively, in the year-to-date period of 2002. Included in operating expenses for the second quarter and year-to-date period of 2003 is a provision for uncollectible accounts of $2.3 million. RadianExpress processed approximately 70,000 applications during the second quarter of 2003 and 139,000 applications year-to-date 2003. In the second quarter and year-to-date periods of 2002, RadianExpress processed 105,000 and 225,000 applications, respectively. In June 2002, the Company received a cease and desist order from the State of California in connection with the offering of its Radian Lien Protection product, which it appealed. On January 6, 2003, the Company received a decision from an administrative law judge in California sustaining the cease and desist order, which was subject to the approval of the California Commissioner of Insurance. In July 2003, after initially rejecting the proposed opinion of the administrative law judge and reopening the matter, the California Commissioner of Insurance affirmed the cease and desist order. The Company plans to appeal the Commissioner’s decision, and to support a bill under consideration by the California legislature that would clarify that a mortgage insurer can offer a lien protection product of the type the Company seeks to offer. The cease and desist order has not had a material impact on the Company’s overall operations, but it has significantly reduced the potential for increased revenues of RadianExpress, the Radian entity through which Radian Lien Protection sales would be processed. The Company has contained operating expenses in RadianExpress as a result of the effect on business caused by the cease and desist order, and is reviewing alternative business propositions and strategies for RadianExpress.

Other

A wholly-owned subsidiary of EFSG, Singer Asset Finance Company L.L.C. (“Singer”), which had been engaged in the purchase, servicing, and securitization of assets including state lottery awards and structured settlement payments, is currently operating on a run-off basis. Its operations consist of servicing the prior originations of non-consolidated special purpose vehicles and the results of these subsidiaries are not material to the financial results of the Company. At June 30, 2003, the Company has approximately $496 million and $483 million of non-consolidated assets and liabilities, respectively, associated with Singer special purpose vehicles. The Company’s investment in these special purpose vehicles is $13 million at June 30, 2003. In May 2003, the Company restructured and combined approximately $80 million of assets of one of the special purpose vehicles into another special purpose vehicle. This transaction did not have a significant effect on the Company’s operations. In August 2002, the Company sold substantially all of the assets of a related subsidiary, Enhance Consumer Services LLC (“ECS”), which had been engaged in the purchase, servicing and securitization of viatical settlements, to an independent third party for an aggregate purchase price of $8.4 million, which approximated the carrying value.

Another insurance subsidiary, Van-American Insurance Company, Inc., is engaged on a run-off basis in reclamation bonds for the coal mining industry and surety bonds covering closure and post-closure obligations of landfill operators. Such business is not expected to be material to the financial results of the Company.

At June 30, 2003, the Company, through its ownership of EFSG, owned an indirect 36.5% equity interest in EIC Corporation Ltd. (“Exporters”), an insurance holding company that, through its wholly-owned insurance subsidiary licensed in Bermuda, insures primarily foreign trade receivables for multinational companies. Financial Guaranty provides significant reinsurance capacity to this joint venture on a quota-share, surplus share and excess-of-loss basis. The Company’s exposure at June 30, 2003 was approximately $379 million or 0.3% of net debt service outstanding.

Liquidity and Capital Resources

The Company’s sources of funds consist primarily of premiums and investment income. Funds are applied primarily to the payment of the Company’s claims and operating expenses.

Cash flows from operating activities for the six months ended June 30, 2003 were $253.8 million as compared to $267.8 million for the same period of 2002. This increase consisted of an increase in net premiums written and investment income received partially offset by increases in claims paid and operating expenses. Positive cash flows are invested pending future payments of claims and other expenses; excess cash flow needs, if any, are funded through sales of short-term investments and other investment portfolio securities.

Stockholders’ equity was $3.0 billion at June 30, 2003, compared to $2.8 billion December 31, 2002. This increase resulted from net income of $216.4 million, proceeds from the issuance of common stock of $5.9 million and an increase in the market value of securities available for sale of $64.9 million, net of tax, offset by dividends of $3.7 million and the purchase of approximately 0.5 million additional shares of the Company’s common stock pursuant to the repurchase program described below, net of treasury stock re-issuances, for approximately $12.0 million.

On September 24, 2002, the Company announced that its board of directors had authorized the repurchase of up to 2.5 million shares of its common stock on the open market. Shares will be purchased from time to time depending on the market conditions, share price, and other factors. These purchases will be funded from available working capital. At June 30, 2003, approximately 1.9 million shares had been repurchased under this program at a cost of approximately $61.1 million.

On October 4, 2002, S&P lowered the Insurer Financial Strength rating of Radian Reinsurance to “AA” from “AAA,” and on April 8, 2003, Fitch lowered the Insurer Financial Strength rating of Radian Reinsurance to “AA”as further described above, under “Financial Guaranty—Results of Operations.”

At June 30, 2003, the Company and its subsidiaries had plans to continue investing in significant information technology and infrastructure upgrades over the next two years at an estimated total cost of $40 million to $50 million. The Company moved its Data Center to Dayton, Ohio during the quarter, which is now in full service. Cash flows from operations are being used to fund these expenditures, which are intended to benefit all of the Company’s business segments.

The Company owns a 46% interest in C-BASS. The Company has not made any capital contributions to C-BASS since the Company acquired its interest in C-BASS in connection with the acquisition of EFSG in February 2001. C-BASS paid $2.5 million of dividends to the Company during the first six months of 2003 and paid $20.1 million during all of 2002.

The Company owns a 41.5% interest in Sherman. In January 2003 Sherman’s management exercised its right to acquire additional ownership of Sherman, reducing the Company’s ownership interest in Sherman from 45.5% to 41.5%. The Company received $3.4 million in cash for the 4% interest, recording a $1.3 million loss on the transaction. The Company has not made any capital contributions to Sherman in the first six months of 2003 or 2002. In December 2002, the Company guaranteed payment of up to $25.0 million of a revolving credit facility issued to Sherman that expires in December 2003. There was $1.0 million outstanding under this facility as of June 30, 2003. Sherman paid $12.5 million of dividends to the Company during the first six months of 2003. Sherman did not pay any dividends during 2002.

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

From February 2002 until May 2003, the Company maintained a $50 million Senior Revolving Credit Facility to be used for working capital and general corporate purposes. There were no drawdowns on this facility. The Company plans to replace this with a similar facility in the near future.

In March 2002, the Company made a $20 million investment in Primus Guaranty, Ltd, a Bermuda holding company and parent company to Primus Financial Products, Inc. (“Primus”), a Triple A rated company that provides credit risk protection to derivatives dealers and credit portfolio managers on individual investment-grade entities. In connection with the capitalization and Triple A rating of Primus, Radian Reinsurance has provided Primus with an excess of loss insurance policy, which expired March 30, 2003. The Company accounts for the Primus investment under the equity method of accounting. Primus accounted for $4.6 million of the total equity in income from affiliates in the second quarter and year-to-date periods of 2003. The results of Primus were immaterial to the Company’s Consolidated Financial Statements in 2002.

In February 2003, the Company issued $250 million of unsecured Senior Notes in a private placement. These notes bear interest at the rate of 5.625% per year, payable semi-annually on February 15 and August 15, beginning August 15, 2003. These notes mature in February 2013. The Company has the option to redeem some or all of the notes at any time with not less than 30 days notice. The Company used a portion of the proceeds from the private placement to repay the $75.0 million in principal on the 6.75% debentures due March 1, 2003 that EFSG had issued. The remainder will be used for general corporate purposes. In late July 2003, the Company offered to exchange all of the notes for new notes with terms substantially identical to the terms of the old notes, except that the new notes are registered and have no transfer restrictions, rights to additional interest or registration rights, except in limited circumstances.

The Company believes that all of its insurance subsidiaries will have sufficient funds to satisfy their claims payments and operating expenses and to pay dividends to the Company for at least the next 12 months. The Company also believes that it will be able to satisfy its long-term (more than 12 months) liquidity needs with cash flow from Mortgage Insurance and Financial Guaranty. As a holding company, the Company conducts its principal operations through Mortgage Insurance and Financial Guaranty. In connection with obtaining approval from the New York Insurance Department for the change of control of EFSG when the Company acquired EFSG, EFSG agreed not to declare or pay dividends for a period of two years following consummation of the acquisition. The agreement for Radian Reinsurance and Radian Asset Assurance to refrain from paying dividends to the Company expired on February 28, 2003. Based on the Company’s current intention to pay quarterly common stock dividends of approximately $0.02 per share, the Company will require approximately $3.8 million for the remainder of 2003 to pay the dividends on the outstanding shares of common stock. The Company currently has cash of $35.2 million. The Company will also require approximately $20 million annually to pay the debt service on its long-term financing. The Company believes that it has the resources to meet these cash requirements for the next 12 months. There are regulatory and contractual limitations on the payment of dividends and other distributions from the Company’s insurance subsidiaries. The Company does not believe that any of these restrictions will prevent the payment by its subsidiaries or the Company of any necessary dividends or distributions in the foreseeable future.

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

In the mortgage insurance business, the incurred loss process is initiated by a borrower’s missed payment. The Company uses historical models based on a variety of loan characteristics, including the status of the loan as reported by the servicer of the loan, the economic conditions, and the estimated foreclosure period in the area where the default exists to help determine the appropriate loss reserve at any point in time. As the delinquency proceeds toward foreclosure, there is more certainty around these estimates and adjustments are made to loss reserves to reflect this updated information. If a default cures, the reserve for that loan is removed from the reserve for losses and loss adjustment expenses (“LAE”). This curing process causes an appearance of a reduction in reserves from prior years. The Company also reserves for defaults that have occurred but have not been reported using historical information on defaults not reported on a timely basis by lending institutions. The estimates are continually reviewed and, as adjustments to these liabilities become necessary, such adjustments are reflected in current operations.

The process for establishing financial guaranty loss reserves is similar; however, the remote probability of losses and the dearth of historical losses in this business make it more difficult to estimate the appropriate loss reserve. Reserves are established for both specific and non-specific losses. Insured obligations are monitored by the Company or the primary insurers over the life of the policy. When the insured obligation’s performance deteriorates significantly below underwriting expectations, or if the circumstances dictate, the related transaction is more actively monitored, which may include communication with the borrower, site inspection, or the engagement of a third party consultant. If the transaction continues to deteriorate to a point where a default is reasonably probable, based on all the facts and circumstances then known and estimable, the Company will establish a specific loss reserve that represents the present value of the amount of the claim Financial Guaranty expects that it will ultimately have to pay. Financial Guaranty has a regular case reserve committee meeting where experts in the risk management and surveillance area provide input to the finance area before any case reserves are determined, and the surveillance team actively monitors any problem deals and notifies the committee if a change in the loss reserve is necessary. Financial Guaranty establishes a reserve based on the present value of the estimated loss, including expenses associated with the settlement of the loss that Financial Guaranty expects that it will ultimately have to pay.

Reserves for losses and LAE for Financial Guaranty’s other lines of business, primarily trade credit reinsurance, are based on reports and individual loss estimates received from ceding companies, net of anticipated estimated recoveries under salvage and subrogation rights. In addition, a reserve is included for losses and LAE incurred but not reported on trade credit reinsurance.

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

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk

During the first six months of 2003, the Company experienced an increase in the fair market value of the available for sale portfolio, which resulted in an increase in the net unrealized gain on the investment portfolio of $64.9 million. The accumulated net unrealized gain at June 30, 2003 was $123.0 million compared to $58.1 million at December 31, 2002. This increase in value was primarily a result of changes in market interest rates and not a result of changes in the composition of the Company’s investment portfolio.

A summary of the Company’s derivative information as of and for the periods indicated for 2003 and 2002 is as follows:

Balance Sheet (in millions)	June 30, 2003	December 31, 2002	June 30, 2002
Trading Securities
Amortized cost	$44.1	$39.3	$42.3
Fair value	43.5	37.6	34.8

Derivative Financial Guaranty Contracts
Notional value	$9,800.0	$7,300.0	$4,600.0

Gross unrealized gains	$69.5	$52.4	$33.0
Gross unrealized losses	100.8	69.6	40.7

Net unrealized losses	$(31.3)	$(17.5)	$(7.7)

The components of the change in fair value of derivative instruments is as follows:

	Three Months Ended June 30		Six Months Ended June 30
Income Statement (in millions)	2003	2002	2003	2002
Trading Securities	$5.9	$(3.3)	$1.1	$(6.5)
Derivative Financial Guaranty Contracts	(10.7)	(2.5)	(13.8)	(2.5)

Net losses	$(4.8)	$(5.8)	$(12.7)	$(9.0)

ITEM 4.    Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in ensuring that the information required to be disclosed by the Company in its reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported on a timely basis.

There has been no change in the Company’s internal control over financial reporting (as that term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    Legal Proceedings

On June 2, 2003, the United States Court of Appeals for the Fifth Circuit affirmed the dismissal of the suit alleging violations of the Real Estate Settlement Procedures Act (“RESPA”) brought against the Company and certain of its mortgage insurance subsidiaries in the United States District Court for Eastern District of Texas (described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

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

ITEM 4.    Submission of Matters to a Vote of Security Holders

On May 13, 2003, the Annual Meeting of Stockholders of the Company was held. At the meeting, the following matters were submitted to a vote of the stockholders of the Company, with the voting results indicated below:

1)	The election of four directors to serve for a three-year term beginning at the 2003 Annual Meeting of Stockholders and expiring at the 2006 Annual Meeting of Stockholders.

	For	Withheld
Frank P. Filipps	83,995,039	839,207
Stephen T. Hopkins	83,898,355	935,891
Robert W. Richards	84,146,685	687,561
Anthony W. Schweiger	82,631,436	2,202,810

2)	Ratification of the appointment of Deloitte & Touche LLP as the Company’s independent auditors for the year ending December 31, 2003.

For	Against	Abstain
80,943,970	3,855,071	35,205

In compliance with the Sarbanes-Oxley Act of 2002 and related rules of the Securities and Exchange Commission promulgated there under, in January 2003 the Audit and Risk Management Committee of the Company’s Board of Directors appointed Deloitte and Touche LLP as the Company’s independent auditors for the year ending December 31, 2003.

ITEM 6.    Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Exhibit Name

*11	Statement re: Computation of Per Share Earnings

*31	Rule 13a-14(a) Certifications.

*32	Section 1350 Certifications.

*	Filed herewith

(b) Reports on Form 8-K

Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2003 reporting the Registrant’s issuance of a press release announcing its results for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Radian Group Inc.

Date: August 12, 2003	/s/ C. Robert Quint
C. Robert Quint Executive Vice President and Chief Financial Officer

/s/ John J. Calamari
John J. Calamari Senior Vice President and Corporate Controller

EXHIBIT INDEX

Exhibit No.	Exhibit Name

*11	Statement re: Computation of Per Share Earnings

*31	Rule 13a-14(a) Certifications.

*32	Section 1350 Certifications.

*	Filed herewith