Form 10-Q
period 2003-09-30
RADIAN GROUP INC
filed 2003-11-13
CIK 890926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 93,896,868 shares of Common Stock, $0.001 par value, outstanding on November 6, 2003.

Radian Group Inc. and Subsidiaries

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

Radian Group Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per-share amounts)	September 30 2003	December 31 2002
Assets
Investments
Fixed maturities held to maturity – at amortized cost (fair value $320,391 and $379,643)	$300,225	$356,000
Fixed maturities available for sale – at fair value (amortized cost $3,861,586 and $3,332,102)	4,011,486	3,448,926
Trading securities – at fair value (cost $42,047 and $39,261)	40,679	37,619
Equity securities – at fair value (cost $198,596 and $196,766)	208,661	168,517
Short-term investments	233,199	180,919
Other invested assets	3,561	8,346

Total Investments	4,797,811	4,200,327

Cash	47,498	21,969
Investment in affiliates	300,465	259,120
Deferred policy acquisition costs	212,078	183,587
Prepaid federal income taxes	322,711	294,136
Provisional losses recoverable	47,310	48,561
Accrued investment income	53,476	47,762
Accounts and notes receivable	82,869	86,850
Property and equipment, at cost (less accumulated depreciation of $31,386 and $21,703)	68,537	55,580
Other assets	220,639	195,513

	$6,153,394	$5,393,405

Liabilities and Stockholders’ Equity
Unearned premiums	$684,931	$618,050
Reserve for losses and loss adjustment expenses	669,046	624,577
Long-term and short-term debt	717,347	544,145
Deferred federal income taxes	684,310	570,279
Accounts payable and accrued expenses	274,879	282,919

	3,030,513	2,639,970

Commitments and Contingencies

Common stockholders’ equity
Common stock, par value $.001 per share; 200,000,000 shares authorized; 95,564,634 and 95,134,279 shares issued in 2003 and 2002, respectively	95	95
Treasury stock; 1,929,441 and 1,581,989 shares in 2003 and 2002, respectively	(63,409)	(51,868)
Additional paid-in capital	1,249,890	1,238,698
Retained earnings	1,832,950	1,508,138
Accumulated other comprehensive income	103,355	58,372

	3,122,881	2,753,435

	$6,153,394	$5,393,405

See notes to unaudited condensed consolidated financial statements.

Radian Group Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Quarter Ended September 30		Nine Months Ended September 30
(In thousands, except per-share amounts)	2003	2002	2003	2002
Revenues:
Premiums written:
Direct	$260,714	$216,594	$711,928	$640,533
Assumed	43,951	35,217	155,732	104,711
Ceded	(19,148)	(17,197)	(55,887)	(48,382)

Net premiums written	285,517	234,614	811,773	696,862
Increase in unearned premiums	(24,474)	(25,102)	(69,589)	(67,130)

Premiums earned	261,043	209,512	742,184	629,732
Net investment income	46,365	45,503	140,041	132,741
Equity in net income of affiliates	21,287	12,994	70,034	58,387
Other income	18,489	8,200	48,449	30,448

Total revenues	347,184	276,209	1,000,708	851,308

Expenses:
Provision for losses	100,762	57,923	264,060	172,926
Policy acquisition costs	33,787	24,716	96,172	73,765
Other operating expenses	51,423	39,043	152,429	128,288
Interest expense	9,652	7,177	27,888	21,571

Total expenses	195,624	128,859	540,549	396,550

Gains and losses:
Net gains on dispositions of investments	1,778	5,685	8,627	8,768
Change in fair value of derivative instruments	6,072	(5,090)	(6,655)	(14,096)

Net gains (losses)	7,850	595	1,972	(5,328)

Pretax income	159,410	147,945	462,131	449,430
Provision for income taxes	45,432	41,384	131,707	130,014

Net income	113,978	106,561	330,424	319,416
Dividends to preferred stockholder	—	3,828	—	5,478

Net income available to common stockholders	$113,978	$102,733	$330,424	$313,938

Basic net income per share	$1.22	$1.08	$3.54	$3.32

Diluted net income per share	$1.20	$1.07	$3.50	$3.27

Average number of common shares outstanding – basic	93,558	94,761	93,431	94,564

Average number of common and common equivalent shares outstanding - diluted	94,886	96,035	94,514	96,101

See notes to unaudited condensed consolidated financial statements.

Radian Group Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY

(UNAUDITED)

					Accumulated Other Comprehensive Income (Loss)
(In thousands)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Foreign Currency Translation Adjustment	Unrealized Holding Gains (Losses)	Total
Balance, January 1, 2003	$95	$(51,868)	$1,238,698	$1,508,138	$233	$58,139	$2,753,435
Comprehensive income:
Net income	—	—	—	330,424	—	—	330,424
Unrealized foreign currency translation adjustment, net of tax of $715	—	—	—	—	1,327	—	1,327
Unrealized holding gains arising during period, net of tax of $26,527	—	—	—	—	—	49,264
Less: Reclassification adjustment for net gains included in net income, net of tax of $3,020	—	—	—	—	—	(5,608)

Net unrealized gain on investments, net of tax of $23,507	—	—	—	—		43,656	43,656

Comprehensive income							375,407
Issuance of common stock under incentive plans	—	—	13,385	—	—	—	13,385
Treasury stock purchased, net		(11,541)					(11,541)
Dividends	—	—	—	(5,612)	—	—	(5,612)
Capital issuance costs	—	—	(2,193)	—	—	—	(2,193)

Balance, September 30, 2003	$95	$(63,409)	$1,249,890	$1,832,950	$1,560	$101,795	$3,122,881

See notes to unaudited condensed consolidated financial statements.

Radian Group Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30
(In thousands)	2003	2002
Cash flows from operating activities	$376,815	$429,589

Cash flows from investing activities:
Proceeds from sales of fixed maturity investments available for sale	1,040,452	1,376,780
Proceeds from sales of equity securities available for sale	50,762	12,753
Proceeds from redemptions of fixed maturity investments available for sale	186,032	61,068
Proceeds from redemptions of fixed maturity investments held to maturity	59,853	55,492
Purchases of fixed maturity investments available for sale	(1,753,641)	(2,086,093)
Purchases of equity securities available for sale	(57,972)	(108,601)
Sales (purchases) of short-term investments, net	(52,321)	87,987
Sales of other invested assets	4,240	3,432
Disposals of property and equipment	468	—
Purchases of property and equipment	(23,460)	(36,125)
Investment in affiliates	—	(20,000)
Proceeds from sales of investment in affiliates	3,395	—
Distributions from affiliates	19,950	20,095
Other	5,663	(4,931)

Net cash used in investing activities	(516,578)	(638,143)

Cash flows from financing activities:
Proceeds from issuance of common stock under incentive plans	13,385	24,839
Issuance of long-term debt	246,254	215,937
Repayment of short-term debt	(75,000)	—
Redemption of preferred stock	—	(43,003)
Purchase of treasury stock, net	(11,542)	(32,117)
Dividends paid	(5,612)	(7,813)
Capital issuance costs	(2,193)	—

Net cash provided by financing activities	165,292	157,843

Increase/(decrease) in cash	25,529	(50,711)
Cash, beginning of period	21,969	60,159

Cash, end of period	$47,498	$9,448

Supplemental disclosures of cash flow information:
Income taxes paid (received)	$93,619	$(2,881)

Interest paid	$24,748	$17,691

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

2 – Derivative Instruments and Hedging Activities

The Company accounts for derivatives under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended and interpreted. Transactions that the Company has entered into that are accounted for under SFAS No. 133, as amended, include investments in convertible debt securities classified as trading securities, and selling credit protection in the form of credit default swaps and certain financial guaranty contracts that are considered credit default swaps. Credit default swaps and certain financial guaranty contracts that are accounted for under SFAS No. 133 are part of the Company’s overall business strategy of offering financial guaranty protection to its customers. Currently, none of the derivatives qualify as hedges under SFAS No. 133. Therefore, changes in fair value are included in the periods presented in current earnings in the Condensed Consolidated Statements of Income. Net unrealized losses on credit default swaps and certain other financial guaranty contracts are included in accounts payable and accrued expenses on the Condensed Consolidated Balance Sheets. Settlements under derivative financial guaranty contracts are charged to accounts payable and accrued expenses. In the third quarter of 2003, the Company received $3.4 million as settlement proceeds on one of the derivative financial guaranty contracts.

A summary of the Company’s derivative information as of and for the periods indicated for 2003 and 2002 is as follows:

Balance Sheet (in millions)	September 30 2003	December 31 2002	September 30 2002
Trading Securities
Amortized cost	$42.0	$39.3	$43.6
Fair value	40.7	37.6	36.9
Derivative Financial Guaranty Contracts
Notional value	$10,200.0	$7,300.0	$5,500.0

Gross unrealized gains	$65.8	$52.4	$53.7
Gross unrealized losses	93.7	69.6	63.0

Net unrealized losses	$(27.9)	$(17.5)	$(9.3)

The components of the change in fair value of derivative instruments is as follows:

Income Statement (in millions)	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Trading Securities	$(.7)	$7.2	$.3	$.7
Derivative Financial Guaranty Contracts	6.8	(12.3)	(7.0)	(14.8)

Net gains (losses)	$6.1	$(5.1)	$(6.7)	$(14.1)

The application of SFAS 133, as amended, could result in volatility from period to period in gains and losses as reported on the Company’s consolidated statements of income. These gains and losses result primarily from changes in corporate credit spreads, changes in the credit worthiness of underlying corporate entities, and the equity performance of the entities underlying our convertible investments. The Company is unable to predict the effect this volatility may have on its financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of FASB Statement No. 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This Statement is effective for contracts entered into or modified after June 30, 2003, except for the provisions of this Statement that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003 and for hedging relationships designated after June 30, 2003. All provisions have been applied prospectively except for the provisions of this Statement that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003. These provisions are to be applied in accordance with their respective effective dates. The implementation of this Statement did not have a material impact on the Company’s financial statements.

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

	Quarter Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Net income, as reported	$113,978	$106,561	$330,424	$319,416
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	1,995	1,861	5,642	5,577

Pro forma net income	$111,983	$104,700	$324,782	$313,839

Pro forma net income available to common stockholders	$111,983	$100,872	$324,782	$308,361

Earnings per share
Basic – as reported	$1.22	$1.08	$3.54	$3.32

Basic – pro forma	$1.20	$1.06	$3.48	$3.26

Diluted – as reported	$1.20	$1.07	$3.50	$3.27

Diluted – pro forma	$1.18	$1.05	$3.44	$3.21

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

The Company periodically reviews its investment portfolio for declines in fair value below the amortized cost basis that are considered to be other-than-temporary and recognizes any such declines as a charge to earnings if the security has not been sold. In the third quarter of 2003, the Company did not record any additional charges related to declines in fair value considered to be other–than-temporary. For the year-to-date period of 2003, the Company recorded $4.3 million (pre-tax) of charges related to declines in fair value considered to be other—than—temporary. Declines in fair value below the amortized cost basis considered other-than-temporary for individual securities held in the Company’s investment portfolio were not material for other periods presented in this report.

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

In the mortgage insurance segment, the highest state concentration of risk is California at 15.3%. At September 30, 2003, California also accounted for 15.5 % of Mortgage Insurance’s total direct primary insurance in force and 8.1% of Mortgage Insurance’s total direct pool risk in force. California accounted for 15.5% of Mortgage Insurance’s direct primary new insurance written in the first nine months of 2003. The largest single customer of Mortgage Insurance (including branches and affiliates of such customer) measured by new insurance written, accounted for 8.4% of new insurance written during the first nine months of 2003 compared to 8.1% for full year 2002 and 12.6% for full year 2001. The amount originated in 2003 includes a large structured transaction for one customer composed of prime mortgage loans originated throughout the United States.

The financial guaranty segment derives a substantial portion of its premiums written from a small number of direct insurers. In the first nine months of 2003, 24.3 % of gross written premiums were derived from two primary insurers compared to 20.6% for the comparable period of 2002. Four primary insurers were responsible for 35.7% of gross written premiums in 2003, compared to 26.8% in 2002. This customer concentration results from a significant concentration of business with the small number of primary financial guaranty insurance companies. Five trade credit insurers were responsible for 12.0% of premiums written in 2003. During the first nine months of 2002, five trade credit insurers were responsible for 11.4% of premiums written.

The Company evaluates performance based on a number of financial measures including net income and return on equity. Summarized financial information concerning the Company’s operating segments as of and for the quarter and the year-to-date periods indicated, is presented in the following tables:

Mortgage Insurance	Quarter Ended September 30		Nine Months Ended September 30
(in thousands)	2003	2002	2003	2002
Net premiums written	$195,360	$162,484	$550,359	$488,874

Net premiums earned	$199,787	$162,139	$557,537	$499,051
Net investment income	26,626	27,068	81,208	79,882
Equity in net income of affiliates	—	—	—	—
Other income	10,729	5,570	25,145	13,980

Total revenues	237,142	194,777	663,890	592,913

Provision for losses	82,074	47,081	212,278	139,497
Policy acquisition costs	18,374	17,103	53,297	50,001

Mortgage Insurance	Quarter Ended September 30		Nine Months Ended September 30
(in thousands)	2003	2002	2003	2002
Other operating expenses	33,846	25,182	96,442	81,236
Interest expense	5,403	4,121	16,065	12,796

Total expenses	$139,697	$93,487	$378,082	283,530

Net gains (losses)	(74)	(1,374)	765	(2,305)

Pretax income	97,371	99,916	286,573	307,078
Income tax provision	26,256	27,045	77,614	84,432

Net income	$71,115	$72,871	$208,959	$222,646

Total assets	$3,692,010	$3,163,479
Deferred policy acquisition costs	76,844	78,287
Reserve for losses and loss adjustment expenses	499,583	479,157
Unearned premiums	104,064	94,624
Equity	1,760,328	1,583,019

Financial Guaranty	Quarter Ended September 30		Nine Months Ended September 30
(in thousands)	2003	2002	2003	2002
Net premiums written	$90,157	$72,130	$261,414	$207,988

Net premiums earned	$61,256	$47,373	$184,647	$130,681
Net investment income	19,739	18,388	58,797	52,758
Equity in net income (loss) of affiliates	2,149	(510)	7,607	(529)
Other income	251	251	3,010	1,082

Total revenues	83,395	65,502	254,061	183,992

Provision for losses	18,688	10,842	51,782	33,429
Policy acquisition costs	15,413	7,612	42,875	23,764
Other operating expenses	9,635	6,569	27,821	23,061
Interest expense	3,376	2,532	9,477	7,265

Total expenses	47,112	27,555	131,955	87,519

Net gains (losses)	8,664	156	2,838	(5,625)

Pretax income	44,947	38,103	124,944	90,848
Income tax provision	12,328	10,368	33,846	24,979

Net income	$32,619	$27,735	$91,098	$65,869

Total assets	$2,174,838	$1,838,600
Deferred policy acquisition costs	135,234	101,550
Reserve for losses and loss adjustment expenses	169,463	133,280
Unearned premiums	580,867	482,228
Equity	1,128,447	898,787

Mortgage Services	Quarter Ended September 30		Nine Months Ended September 30
(in thousands)	2003	2002	2003	2002
Net premiums written	—	—	—	—

Net premiums earned	—	—	—	—
Net investment income	$—	$47	$36	$101
Equity in net income of affiliates	19,138	13,503	62,427	58,916
Other income	7,509	2,380	20,294	15,386

Total revenues	26,647	15,930	82,757	74,403

Provision for losses	—	—	—	—
Policy acquisition costs	—	—	—	—
Other operating expenses	7,942	7,292	28,166	23,991
Interest expense	873	525	2,346	1,510

Total expenses	8,815	7,817	30,512	25,501

Net gains (losses)	(740)	1,813	(1,631)	2,602

Pretax income	17,092	9,926	50,614	51,504
Income tax provision	6,848	3,971	20,247	20,603

Net income	$10,244	$5,955	$30,367	$30,901

Total assets	$286,546	$228,810
Deferred policy acquisition costs	—	—
Reserve for losses and loss adjustment expenses	—	—
Unearned premiums	—	—
Equity	234,106	186,740

The reconciliation of segment net income to consolidated net income is as follows:

Consolidated	Quarter Ended September 30		Nine Months Ended September 30
(in thousands)	2003	2002	2003	2002
Net income:
Mortgage Insurance	$71,115	$72,871	$208,959	$222,646
Financial Guaranty	32,619	27,735	91,098	65,869
Mortgage Services	10,244	5,955	30,367	30,901

Total	$113,978	$106,561	$330,424	$319,416

6 – Short-Term and Long-Term Debt

In February 2003, the Company issued, in a private placement, $250 million of unsecured Senior Notes. These notes bear interest at the rate of 5.625% per annum, payable semi-annually on February 15 and August 15. These notes mature in February 2013. The Company has the option to redeem some or all of the notes at any time with not less than 30 days notice. The Company used a portion of the proceeds from the private placement to repay the $75.0 million in principal outstanding of the 6.75% debentures due March 1, 2003 issued by Enhance Financial Services Group Inc. (“EFSG”). The remainder will be used for general corporate purposes. In late July 2003, the Company offered to exchange all of the notes for new notes with terms substantially identical to the terms of the old notes, except that the new notes are registered and have no transfer restrictions, rights to additional interest or registration rights, except in limited circumstances.

The composition of short-term and long-term debt on the dates indicated was as follows:

($ in thousands)	September 30 2003	December 31 2002
5.625% Senior Notes due 2013	$248,146	$—
2.25% Senior Convertible Debentures due 2022	220,000	220,000
7.75% Debentures due 2011	249,201	249,145
6.75% Debentures due 2003	—	75,000

	$717,347	$544,145

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

8 – Preferred Securities

In September 2003, Radian Asset Assurance closed on a $150 million “soft capital” facility, pursuant to which it entered into a series of three perpetual put options on its own preferred stock to Radian Asset Securities Inc., (“Radian Asset Securities”) a newly formed affiliate and wholly-owned subsidiary of the Company. Radian Asset Securities in turn entered into a series of three perpetual put options on its own preferred stock (on substantially identical terms to the Radian Asset Assurance preferred stock). The counterparty to the Radian Asset Securities put options are three trusts established by two major investment banks (“the Broker-Dealers”). The trusts were created as a vehicle for providing capital support to Radian Asset Assurance by allowing Radian Asset Assurance to obtain immediate access to additional capital at its sole discretion at any time through the exercise of one or more of the put options and the corresponding exercise of one or more corresponding Radian Asset Securities put options. If the Radian Asset Assurance put options were exercised, Radian Asset Securities, through the Radian Asset Assurance preferred stock thereby acquired by Radian Asset Securities and investors, through their equity investment in the Radian Asset Securities preferred stock, would give Radian Asset Securities and the investors rights to the assets of Radian Asset Assurance of an equity investor in Radian Asset Assurance. Such rights would be subordinate to policyholders’ claims, as well as to claims of general unsecured creditors of Radian Asset Assurance, but ahead of those of the Company, through EFSG, as the owner of the common stock of Radian Asset Assurance. If all the Radian Asset Assurance put options were exercised, Radian Asset Assurance would receive up to $150 million in return for the issuance of its own perpetual preferred stock, the proceeds of which may be used for any purpose including the payment of claims. Dividend payments on the preferred stock will be cumulative only if Radian Asset Assurance pays dividends on its common stock. Each trust will be restricted to holding high quality, short-term commercial paper investments to ensure that it can meet its obligations under the put option. To fund these investments, each trust will issue its own auction market perpetual preferred stock. Each trust is rated “A” by each of S&P and Fitch. The initial costs to issue this facility are recorded as a reduction to additional paid in capital. Ongoing costs of the put premium are charged to other operating expenses.

9 – Recent Accounting Pronouncements

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.” This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others,” which is being superseded. The initial recognition and initial measurement of provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Interpretation does not apply to the financial guaranty insurance policies issued by the Company. However, the Company has guaranteed the performance of an affiliate under a $25 million revolving credit facility that expires in December 2003. At September 30, 2003 there were no amounts outstanding under this facility.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” The Interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains interest after that date. The implementation of this Interpretation has been deferred until December 15, 2003 and applies to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Several FASB Staff Positions (“FSP’s”) have been finalized and there are several proposed FSP’s issued with regards to this interpretation. Currently, the Company is not the primary beneficiary of a variable interest entity. However, the Company has been a transferor of financial assets considered to be a qualifying special purpose entity (“QSPE”) described in SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” These QSPEs are not within the scope of the Interpretation. In management’s opinion, this Interpretation will not have a material effect on the Company’s financial statements.

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

10 – Other Information

On September 24, 2002, the Company announced that its Board of Directors had authorized the repurchase of up to 2.5 million shares of its common stock on the open market. Shares will be purchased from time to time depending on the market conditions, share price, and other factors. These purchases will be funded from available working capital. At September 30, 2003 and December 31, 2002, 1.9 million shares and 1.4 million shares, respectively, had been purchased under this repurchase program at a total price of approximately $61.2 million and $45.1 million, respectively.

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

•	changes in the business practices of Fannie Mae and Freddie Mac, the largest purchasers of mortgage loans insured by the Company;

•	general economic developments such as extended national or regional economic recessions (or expansions), business failures, material changes in housing values, changes in unemployment rates, interest rate changes or volatility, changes in investor perceptions of the strength of private mortgage insurers or financial guaranty providers, investor concern over the credit quality of municipalities and corporations, and specific risks faced by the particular businesses, municipalities or pools of assets covered by the Company’s insurance;

•	the loss of significant customers with whom the Company has a concentration of its mortgage insurance and financial guaranty insurance in force or the addition of new customers;

•	economic changes in regions where the Company’s mortgage insurance or financial guaranty risk is more concentrated;

•	the Company’s mix of mortgage insurance business could move to a higher percentage of non-prime business, which typically has higher losses associated with it;

•	the potential for more severe losses or more frequent losses associated with certain of the Company’s products that are riskier than traditional mortgage insurance and financial guaranty insurance policies, such as insurance on high-LTV, adjustable-rate mortgage and non-prime mortgage loans, credit insurance on non-traditional mortgage related assets such as second mortgages and manufactured housing, credit enhancement of mortgage related capital market transactions, guaranties on certain asset-backed transactions and securitizations, guaranties on obligations under credit default swaps and trade credit reinsurance;

•	the potential to be committed to insure a material number of mortgage loans with unacceptable risk profiles through the Company’s delegated underwriting program;

•	material changes in persistency rates of the Company’s mortgage insurance policies caused by changes in refinancing activity, appreciating or depreciating home values and changes in the mortgage insurance cancellation requirements of mortgage lenders and investors;

•	changes in the ability of the Company to recover amounts paid on defaulted mortgages by taking title to a mortgaged property, due to a failure of housing values to appreciate;

•	downgrades of the financial strength ratings assigned by the major rating agencies to any of the Company’s operating subsidiaries at any time, which has occurred in the past;

•	changes to mortgage insurance revenues due to intense competition from others such as the Federal Housing Administration and Veterans Administration or other private mortgage insurers, and from alternative products such as “80-10-10 loan” structures used by mortgage lenders or other forms of credit enhancement used by investors;

•	changes to financial guaranty revenues due to changes in competition from other financial guaranty insurers, and from other forms of credit enhancement such as letters of credit, guaranties and credit default swaps provided by foreign and domestic banks and other financial institutions;

•	changes in the demand for private mortgage insurance caused by legislative and regulatory changes such as increases in the maximum loan amount that the Federal Housing Administration can insure;

•	changes in claims against mortgage insurance products as a result of aging of the Company’s mortgage insurance policies;

•	changes in the demand for financial guaranty insurance caused by changes in laws and regulations affecting the municipal, asset-backed debt markets and trade credit reinsurance; and

•	changes to the Company’s ability to maintain sufficient reinsurance capacity needed to comply with regulatory, rating agency and internal single-risk retention limits as the Company’s business grows, in a reinsurance market that has recently become more concentrated.

Results of Consolidated Operations

Net income for the third quarter of 2003 was $114.0 million or $1.20 per share compared to $106.6 million or $1.07 per share for the third quarter of 2002. Net income for the first nine months of 2003 was $330.4 million or $3.50 per share, compared to $319.4 million or $3.27 per share for the nine months ended September 30, 2002. The 6.9% increase in net income for the third quarter was primarily a result of growth in the Company’s business volumes. Insurance in force for the mortgage insurance business segment (“Mortgage Insurance”) increased from $109.4 billion at September 30, 2002 to $121.3 billion at September 30, 2003. Total net debt service outstanding on transactions insured by the financial guaranty business segment (“Financial Guaranty”) increased from $103.0 billion at September 30, 2002 to $116.2 billion at September 30, 2003. These increases in business volumes produced increases in written and earned premiums, investment income and other income. Partially offsetting these increases were increases in the provision for losses, policy acquisition costs, operating expenses and interest expense to support the higher business volumes, as further discussed in the last paragraph of this “Results of Consolidated Operations” subsection. Equity in net income of affiliates increased by $8.3 million in the third quarter of 2003 from the $13.0 million recorded in the third quarter of 2002 primarily due to strong results at Credit-Based Asset Servicing and Securitization LLC (“C-BASS”) and Sherman Financial Services Group LLC (“Sherman”). These results tend to vary from period to period due to a portion of C-BASS’s income being generated from sales of mortgage backed securities in the capital markets. Equity in net income of affiliates for the third quarter and year-to-date periods of 2003 includes $2.8 million and $7.4 million, respectively, related to the Company’s investment in Primus Guaranty, Ltd., a Bermuda holding company and parent to Primus Financial Products, LLC. (“Primus”), a company rated “Aaa” by Moody’s Investor Services Inc. and “AAA” by Standard & Poor’s rating service, a division of McGraw-Hill Companies, Inc. (“S&P”) that provides credit risk protection to derivatives dealers and credit portfolio managers on individual investment-grade entities. The Company accounts for the Primus investment under the equity method of accounting. The results of Primus for the third quarter and year-to-date periods of 2002 were immaterial to the Company’s Condensed Consolidated Financial Statements.

Consolidated earned premiums for the third quarter of 2003 were $261.0 million, an increase of $51.5 million or 24.6% from $209.5 million in the third quarter of 2002. Mortgage Insurance contributed $37.6 million of this increase and Financial Guaranty contributed $13.9 million of this increase. Net investment income for the third quarter of 2003 increased to $46.4 million from $45.5 million in the third quarter of 2002. This increase was primarily due to a larger investment portfolio balance as a result of continued positive operating cash flows and the proceeds from the issuance of $250 million of notes in the first quarter of 2003 offset by lower yields on investments. Other income increased to $18.5 million in the third quarter of 2003 from $8.2 million in the same period of 2002, primarily related to increased contract underwriting income in the mortgage insurance segment and revenues from RadianExpress, included in the mortgage services segment. Consolidated earned premiums for the first nine months of 2003 were $742.2 million, up 17.9% from $629.7 million for the same period of 2002. Mortgage Insurance contributed $58.5 million of this increase and Financial Guaranty contributed $54.0 million.

Net investment income of $140.0 million for the nine months ended September 30, 2003 increased $7.3 million or 5.5% from $132.7 million reported in the comparable period of 2002. Equity in net income of affiliates increased 19.9% from $58.4 million for the first nine months of 2002 to $70.0 million for the same period of 2003. Other income increased 59.2% to $48.4 million for the first nine months of 2003 compared to $30.4 million in the comparable period of 2002.

The provision for losses was $100.8 million for the third quarter of 2003, an increase of $42.9 million or 74.1% from the $57.9 million reported for the third quarter of 2002. Approximately $35.0 million of this was related to Mortgage Insurance to support an increase in claims payments and delinquency rates, and $7.9 million was due to reserve additions at Financial Guaranty. Policy acquisition costs for the third quarter of 2003 were $33.8 million, up from $24.7 million for the third quarter of 2002, primarily due to increased business volumes over the last few years. Other operating expenses of $51.4 million increased $12.4 million or 31.8% from the $39.0 million reported in the third quarter of 2002. This was primarily due to increases in salaries and benefits related to an increase in headcount to support higher volumes, increased professional fees and fees for outside services, increased costs at RadianExpress, and increased depreciation and software costs due to increased capital expenditures in late 2001 and 2002. Interest expense of $9.7 million for the third quarter of 2003 increased from $7.2 million for the third quarter of 2002, as a result of the issuance of $250 million of long-term debt in February 2003. The provision for losses of $264.1 million for the first nine months of 2003 increased $91.2 million or 52.7% from $172.9 million in the same period of 2002. The increase in the provision for losses for the nine month period of 2003 was primarily related to increased claims and delinquency rates in Mortgage Insurance and reserve additions at Financial Guaranty. Policy acquisition costs were $96.2 million for the nine months ended September 30, 2003 compared to $73.8 million for the first nine months of 2002. Other operating expenses were $152.4 million for the first nine months of 2003, a $24.1 million or 18.8% increase from $128.3 million in the same period of 2002. Interest expense of $27.9 million increased from $21.6 million for the first nine months of 2002, due to the increases in levels of long-term debt to support higher business volumes discussed above. The consolidated effective tax rate was 28.5% for the three and nine months ended September 30, 2003, compared to 28.0% and 28.9% for the three and nine month periods of 2002. The tax rate reflects the significant investment in tax-advantaged securities.

Mortgage Insurance – Results of Operations

Net income for the third quarter of 2003 was $71.1 million, down from $72.9 million in the third quarter of 2002. This net decrease was due principally to higher provision for losses and other operating expenses partially offset by higher earned premiums and other income. Primary new insurance written during the third quarter of 2003 was $16.3 billion, a 71.6% increase compared to $9.5 billion for the third quarter of 2002. This increase in primary new insurance written in Mortgage Insurance for the third quarter of 2003 was primarily due to an increase in insurance written both through flow business and structured transactions. During the first nine months of 2003, Mortgage Insurance wrote $17.5 billion or 31.4% of new insurance written through structured transactions as compared to $6.8 billion or 20.3% of new insurance written in the same period of 2002. Of this amount in 2003, $10.7 billion was written in the first three months of the year. The amount originated in the first quarter of 2003 includes a large structured transaction for one customer composed of prime mortgage loans originated throughout the United States. The Company’s participation in the structured transactions market is likely to vary significantly from quarter to quarter as the Company competes with other mortgage insurers as well as capital market executions for these transactions.

In the third quarter and year-to-date periods of 2003, the Company wrote $88.2 million and $653.7 million, respectively, of pool insurance risk as compared to $28.1 million and $148.9 million in the same periods of 2002. The majority of this pool risk consisted of prime and Alternative A (“Alt A”) loans.

Mortgage Insurance’s volume in the third quarter and year-to-date periods of 2003 was impacted by lower interest rates that affected the entire mortgage industry. The continued low interest rate environment caused refinancing activity to continue to remain high and contributed to the industry’s significant volume of new insurance written for the third quarter of 2003. Mortgage Insurance’s refinancing activity as a percentage of primary new insurance written was 48% for the third quarter of 2003 as compared to 33% for the same period in 2002. The persistency rate, which is defined as the percentage of insurance in force that remains in effect after a 12 month period, was 46.1% for the twelve months ended September 30, 2003 as compared to 58.8% for the twelve months ended September 30, 2002. This decrease was consistent with the increasing level of refinancing activity, which caused the cancellation rate to increase. The expectation for the end of 2003 and into 2004 is a slowdown in the industry volume of new insurance written and an increase in persistency rates, influenced by slowly rising interest rates.

Net premiums earned in the third quarter and first nine months of 2003 were $199.8 million and $557.5 million, respectively. These amounts represent increases of 23.3% and 11.7%, respectively, compared to $162.1 million and $499.1 million for the comparable respective periods of 2002. These increases, which were greater than the increase in direct primary insurance in force, reflected a significant increase in non-traditional new insurance volume in Radian Insurance Inc. (“Radian Insurance”) and Amerin Guaranty Corporation (“Amerin Guaranty”), which is not included in primary insurance in force, and a higher percentage of non-prime business. Premiums earned in Radian Insurance and Amerin Guaranty, primarily from financial guaranty insurance on mortgage related assets and second mortgages, were $28.6 million and $67.8 million, respectively, for the three and nine month periods ended September 30, 2003 compared to $8.0 million and $23.9 million, respectively, for the same periods of 2002. As further discussed below, non-prime business has higher premium rates, which are commensurate with the increased level of expected losses associated with the insurance. The insurance in force growth resulting from strong new insurance volume in the third quarter of 2003 was tempered by the decrease in persistency levels. These lower persistency levels will continue to impact premiums earned in future periods. There was an increase in direct primary insurance in force for the first nine months of 10.0%, from $110.3 billion at December 31, 2002 to $121.3 billion at September 30, 2003. Total pool risk in force was $2.4 billion at September 30, 2003 compared to $1.7 billion at December 31, 2002.

The Company insures non-traditional loans, specifically Alt A and A minus loans (collectively, referred to as “non-prime” business). Alt A borrowers have a similar credit profile to the Company’s prime borrowers, but these loans are underwritten with reduced documentation and verification of information. The Company typically charges a higher premium rate for this business due to the reduced documentation, but the Company does not consider this business to be significantly more risky than its prime business, as long as the loans contain credit scores similar to the prime business. The A minus loan programs typically have non-traditional credit standards that are less stringent than standard credit guidelines. To compensate for this additional risk, the Company receives a higher premium for insuring this product that the Company believes is commensurate with the additional default risk. During the third quarter and year-to-date periods of 2003, non-prime business accounted for $4.5 billion and $18.7 billion or 27.8% and 33.6%, respectively, of Mortgage Insurance’s primary new insurance written as compared to $2.9 billion and $10.7 billion or 30.4% and 31.9%, respectively, for the same periods in 2002. Of the $4.5 billion of non-prime business for the third quarter of 2003 and $18.7 billion year-to-date 2003, $3.4 billion and $12.5 billion, respectively, was Alt A.

The Company insures mortgage-related assets in a Pennsylvania domiciled insurer, Radian Insurance. Radian Insurance is rated “AA” by Standard & Poor’s Insurance Rating Service and Fitch Ratings and “Aa3” by Moody’s Investors Service and was formed to write credit insurance and financial guaranty insurance on mortgage-related assets that are not permitted to be insured by monoline mortgage guaranty insurers. Such assets include second mortgages, manufactured housing loans, home equity loans and mortgages with loan-to-value ratios above 100%. Radian Insurance also provides credit enhancement to mortgage related capital market transactions. In October 2001, Radian Insurance entered into a reinsurance agreement with one of its affiliates, Radian Asset Assurance Inc. (“Radian Asset Assurance”), for a substantial part of its business. In 2002, most of the financial guaranty insurance business on mortgage and mortgage related assets was written in Radian Asset Assurance. During 2003, this business has been written in both Radian Asset Assurance and Radian Insurance. Risk in force in Radian Insurance and Amerin Guaranty was $1.0 billion at September 30, 2003 compared to $.5 billion at December 31, 2002.

Mortgage Insurance and other companies in the industry have entered into risk-sharing arrangements with various customers that are designed to allow the customer to participate in the risks and rewards of the mortgage insurance business. One such product is captive reinsurance, in which a mortgage lender sets up a mortgage reinsurance company that assumes part of the risk associated with that lender’s insured book of business. In most cases, the risk assumed by the reinsurance company is an excess layer of aggregate losses that would be penetrated only in a situation of adverse loss development. For the third quarter of 2003, premiums ceded under captive reinsurance arrangements were $18.6 million, or 9.8% of total premiums earned during the period, as compared to $14.0 million, or 8.6% of total premiums earned for the same period of 2002. For the year-to-date period of 2003, premiums ceded under captive reinsurance arrangements were $54.6 million, or 10.0% of total premiums earned during the period, as compared to $38.9 million, or 7.8% of total premiums earned for the same period of 2002. New primary insurance written under captive reinsurance arrangements for the three and nine months ended September 30, 2003 was $6.5 billion and $17.2 billion, respectively, or 40.0% and 30.9%, respectively, of total primary new insurance written for the third quarter and year to date periods of 2003. For 2002 new insurance written under captive insurance arrangements was $2.9 billion and $11.0 billion, respectively, or 30.1% and 32.9%, of total primary new insurance written, for the three and nine months ended September 30, 2002.

Net investment income for the third quarter of 2003 was $26.6 million, a slight decrease compared to $27.1 million for the same period of 2002. This decrease was a result of lower yields on the overall investment portfolio. The Company has continued to invest some of its net operating cash flow in tax-advantaged securities, primarily municipal bonds, although the Company’s investment policy allows the purchase of various other asset classes, including common stock and convertible securities. The Company’s common equity exposure is restricted to a maximum of 5% of the investment portfolio’s market value, while the investment-grade convertible securities and investment-grade taxable bond exposures are each targeted not to exceed 10%. Net investment income was $81.2 million for the nine months ended September 30, 2003 compared to $79.9 million for the same period of 2002.

The provision for losses was $82.1 million for the three months ended September 30, 2003, an increase of 74.3% compared to $47.1 million for the comparable three months of 2002. This resulted primarily from an increase in claims coupled with higher delinquency (or default) rates. Claims activity is not spread evenly throughout the coverage period of a book of business. Relatively few claims on prime business are received during the first two years following issuance of the policy and on non-prime business during the first year. Historically, claim activity on prime loans has reached its highest level in the third through fifth years after the year of policy origination, and on non-prime loans this level is expected to be reached in the second through fourth years. Approximately 80.9% of the primary risk in force and approximately 41.9% of the pool risk in force at September 30, 2003 had not yet reached its highest claim frequency years. The combined default rate for both primary and pool insurance, excluding second lien insurance coverage, was 2.9% at September 30, 2003, compared to 2.8% at December 31, 2002 and compared to 2.5% at September 30, 2002, and the default rate on the primary business was 4.3% at September 30, 2003 compared to 4.1% at December 31, 2002 and 3.8% at September 30, 2002. A strong economy generally results in better loss experience and a decrease in the overall level of losses. A continued weakening of the economy could negatively impact the Company’s overall default rates, which would result in an increase in the provision for losses.

The total number of defaults increased from 43,773 at December 31, 2002 to 47,035 at September 30, 2003. The average loss reserve per default decreased from $11,073 at the end of 2002 to $10,622 at September 30, 2003. The loss reserve as a percentage of risk in force was 1.7% at December 31, 2002 and 1.6% at September 30, 2003. The non-prime mortgage insurance business has experienced a consistent increase in the number of defaults. Although the default rate on this business is higher than on the prime book of business, it is currently within the Company’s expected range for this type of business, and the higher premium rates charged for the non-prime business are expected to compensate for the increased level of expected losses associated with this business. The number of non-prime loans in default at September 30, 2003 was 17,618, which represented 45.4% of the total primary loans in default, compared to 14,305 non-prime loans in default at December 31, 2002, which represented 40.0% of the total primary loans in default. The default rate on the Alt A business was 4.6% at September 30, 2003 compared to 5.2% at December 31, 2002. The default rate on the A minus and below loans was 10.5% at September 30, 2003, compared to 11.3% at December 31, 2002. It is too early to determine whether ultimate losses on the non-prime business will reflect the assumptions made when the business was originated. The default rate on the prime business was 3.2% at September 30, 2003 and 3.1% at December 31, 2002.

Direct claims paid for the third quarter and year-to-date periods of 2003 were $71.2 million and $192.4 million, respectively, compared to $41.2 million and $117.5 million for the comparable periods of 2002. The severity of loss payments has increased over the past few years due primarily to deeper coverage amounts and larger loan balances. In addition, claims paid in 2003 have been impacted by the rise in delinquencies in 2001 and 2002 that have proceeded to foreclosure. A disproportionately higher incidence of claims in Georgia and Utah is directly related to questionable property value estimates in those states. The Company’s risk management department identified these issues over a year ago and has put into place several property valuation checks and balances to mitigate the risk of these issues recurring. Further, these same techniques are being applied to all mortgage insurance transactions. The Company expects this higher incidence of claims in Georgia and Utah to continue until loans originated in Georgia and Utah prior to the implementation of these preventive measures become sufficiently seasoned. The Company believes that claims in the Midwest and Southeast have been rising and will continue to rise due to the weakening of the industrial sector of the economy. The Company anticipates that overall claim payments will continue to increase through the remainder of 2003 and into 2004.

The following table provides selected information as of and for the periods indicated for the Mortgage Insurance segment:

	Three Months Ended			Nine Months Ended
($ thousands, unless specified otherwise)	September 30, 2003	June 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Provision for losses	$82,074	$76,037	$47,081	$212,278	$139,497
Reserve for losses	$499,583	$490,579	$479,157

Primary Insurance:
Prime:
Number of insured loans	663,870	683,734	723,322
Number of loans in default	21,232	20,889	20,427
Percentage of total loans in default	3.20%	3.06%	2.82%

Alt A:
Number of insured loans	128,278	120,943	86,576
Number of loans in default	5,832	5,272	4,767
Percentage of total loans in default	4.55%	4.36%	5.51%

A Minus and below:
Number of insured loans	112,498	112,646	71,929
Number of loans in default	11,768	10,941	8,548
Percentage of loans in default	10.46%	9.71%	11.88%

Total:
Number of insured loans	904,646	917,323	881,827
Number of loans in default	38,832	37,102	33,742
Percentage of total loans in default	4.29%	4.04%	3.83%

Direct claims paid:
Prime	$32,411	$32,271	$20,975	$88,746	$65,100
Non-prime
Alt A	15,072	12,091	8,117	35,771	18,733
A Minus and below	19,175	17,169	7,902	50,279	20,832
Seconds	4,561	6,336	4,248	17,602	12,797

Total	$71,219	$67,867	$41,242	$192,398	$117,462

Average claim paid	$27.2	$27.8	$25.3	$26.7	$26.0

Claims paid:
Georgia	$7,608	$7,287	$3,051	$19,816	$9,511
Texas	6,175	4,051	2,229	13,124	6,508
Florida	3,105	3,988	2,578	9,788	6,178
Utah	3,985	3,412	2,627	9,771	7,142
Ohio	3,311	2,623	1,253	8,262	3,865

	Three Months Ended			Nine Months Ended
	September 30, 2003	June 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Percentage of total claims paid:
Georgia	10.7%	10.7%	7.4%	10.3%	8.1%
Texas	8.7	6.0	5.4	6.8	5.5
Florida	4.4	5.9	6.3	5.1	5.3
Utah	5.6	5.0	6.4	5.1	6.1
Ohio	4.6	3.9	3.0	4.3	3.3

Risk in Force: ($ millions)
California	$4,168	$4,492	$4,323
Florida	2,235	2,258	2,020
New York	1,661	1,720	1,613
Texas	1,428	1,460	1,384
Georgia	1,239	1,250	1,171
Total Risk in Force	$27,187	$27,815	$26,181

Percentage of total risk in force:
California	15.3%	16.1%	16.5%
Florida	8.2	8.1	7.7
New York	6.1	6.2	6.2
Texas	5.3	5.2	5.3
Georgia	4.6	4.5	4.5

New insurance written: ($ millions)
Prime	$11,740	$11,710	$6,602	$36,950	$22,818
Alt A	3,362	4,070	2,184	12,535	7,968
A Minus and below	1,167	2,346	702	6,185	2,711

Total	$16,269	$18,126	$9,488	$55,670	$33,497

Primary risk written ($ millions)	$3,863	$4,549	$2,243	$13,796	$8,335
Direct primary insurance in force ($ millions)	$121,334	$122,086	$109,363

Pool Insurance: ($ millions)
Pool risk written ($ millions)	$88	$502	$28	$654	$149
GSE pool risk in force ($ millions)	$1,391	$1,212	$1,220
Total pool risk in force ($ millions)	$2,394	$2,340	$1,720

Other Risk in Force ($ millions)	$961	$775	$381

Policy acquisition and other operating expenses were $52.2 million for the third quarter of 2003, an increase of $9.9 million or 23.4% compared to $42.3 million for the same period of 2002. For the nine months ended September 30, 2003, these expenses were $149.7 million, an increase of $18.5 million or 14.1% compared to $131.2 million for the comparable period of 2002. Policy acquisition expenses relate directly to the acquisition of new business, and other operating expenses primarily represent contract underwriting expenses, overhead and administrative costs. Policy acquisition costs were $18.4 million in the third quarter of 2003, a 7.6% increase compared to $17.1 million in the third quarter of 2002. The amortization of expenses is related to the recognition of gross profits over the life of the policies. Much of the amortization in the current year represents costs that were expended in 2002. Other operating expenses for the third quarter of 2003 were $33.8 million, an increase of 34.1%

compared to $25.2 million for the third quarter of 2002. This reflects an increase in expenses associated with the Company’s technological, administrative and support functions. Contract underwriting expenses for the third quarter of 2003, included in other operating expenses, were $15.1 million as compared to $11.2 million for the same period of 2002, an increase of 34.8%. This $3.9 million increase in contract underwriting expenses during the third quarter of 2003 reflected the higher demand for contract underwriting services as a result of higher volumes of new insurance written. Other income, which primarily includes income related to contract underwriting services, was $10.7 million for the third quarter of 2003 as compared to $5.6 million for the same period of 2002. During the first nine months of 2003, loans underwritten via contract underwriting accounted for 27.0% of applications, 26.0% of insurance commitments, and 22.4% of certificates issued by the Company as compared to 32.0% of applications, 30.0% of commitments and 23.7% of certificates in the first nine months of 2002. Mortgage Insurance utilizes its underwriting skills to provide an outsourced underwriting service to its customers known as contract underwriting. For a fee, Mortgage Insurance underwrites loan files for secondary market compliance while concurrently assessing the file for mortgage insurance, if applicable. Mortgage Insurance gives recourse to its customers on loans it underwrites for secondary market compliance on which it has made a material error, by placing mortgage insurance coverage on the loan, by purchasing the loan, or by indemnifying the customer against future loss associated with the loan. Purchasing the loan would subject the Company to credit risk and interest rate risk. Also, in a rising interest rate environment, the value of loans that Mortgage Insurance is required to purchase could decrease, and consequently, the costs of such purchases could increase. During the first nine months of 2003, less than 1% of all loans were subject to these remedies and the costs associated with these remedies were immaterial.

Interest expense for the third quarter of 2003 was $5.4 million compared to $4.1 million for the third quarter of 2002. This represented the allocation of interest on the long-term debt issued during 2001 and 2002 and the $250 million of notes issued in February 2003. Net losses on dispositions of investments and changes in the fair value of derivative instruments were $0.1 million in the third quarter of 2003 compared to a loss of $1.4 million in the comparable period of 2002. This primarily related to the change in the fair value of derivative instruments, primarily embedded derivatives in convertible debt securities offset by a slight reduction in gains on dispositions.

The effective tax rate for the quarter and year-to-date periods ended September 30, 2003 was 27.0% and 27.1% as compared to 27.1% and 27.5% for the third quarter and the year-to-date periods of 2002. The tax rate reflects the significant investment in tax-advantaged securities.

The U.S. Department of Housing and Urban Development (“HUD”) has proposed a rule under the Real Estate Settlement Procedures Act (“RESPA”) to create an exemption from the provisions of RESPA that prohibit the giving of any fee, kickback or thing of value pursuant to any agreement or understanding that real estate settlement services will be referred. The proposed rule would make the exemption available to lenders that, at the time a borrower submits a loan application, give the borrower a firm, guaranteed price for all settlement services associated with the loan. Mortgage insurance is currently included in the proposed rule as one of these settlement services. HUD is currently considering comments to the proposed rule, and it is not clear when a final rule will be released. If the rule is implemented, the premiums charged for the mortgage insurance could be affected. As the final rule has not yet been issued, management is unable to determine what impact, if any, it will have on the Company.

Financial Guaranty– Results of Operations

The financial guaranty insurance segment operations are conducted through insurance subsidiaries of Enhance Financial Services Group Inc. (“EFSG”) and primarily involve the direct insurance and reinsurance of public finance bonds and asset-backed securities, and other structured financial obligations, including credit default swaps and certain other financial guaranty contracts. Financial guaranty and trade credit reinsurance (which protects sellers of goods under certain circumstances against non-payment of the receivables they hold from the buyers of their goods) is assumed primarily from a limited number of direct insurers. Approximately 35.7% of total gross written premiums for Financial Guaranty were derived from four insurers in the first nine months of 2003. A substantial reduction in the amount of insurance assumed from one or more of these principal clients could have a material adverse affect on Financial Guaranty’s gross written premiums and, potentially, its results of operations. Five trade credit insurers were responsible for 12.0% of premiums written in the first nine months of 2003 compared to 11.4% for the same period of 2002. The Company’s trade credit reinsurance may cover receivables as to which the buyer and seller are in the same country, as well as cross-border receivables. In such cross-border transactions, the Company sometimes provides coverage that extends to certain political risks, such as foreign currency controls and expropriation, which could interfere with the payment by the buyer of the goods that are the subject of the transaction being reinsured by the Company.

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

As a result of the downgrade by S&P, the primary insurers have the right described above to recapture the financial guaranty reinsurance ceded to Radian Reinsurance, including substantially all of the unearned premium reserves of Radian Reinsurance. The primary insurers do not have a similar right with respect to the downgrade by Fitch. As described above, the primary insurers also have the right to increase commissions charged to Radian Reinsurance for cessions, including the right to additional commission related to the unearned premium reserves for reinsurance previously ceded to Radian Reinsurance. Radian Reinsurance has reached agreement with two of the primary insurers whereby such primary insurers have agreed not to exercise their rights with respect to the downgrade of Radian Reinsurance by S&P, without additional cost to Radian Reinsurance and negotiations continue with respect to the other two primary insurers regarding the exercise of their rights.

If the two primary insurers with whom Radian Reinsurance has not reached agreement were to exercise their right to recapture all of the reinsurance assumed by Radian Reinsurance from them, at September 30, 2003, Radian Reinsurance would be required to return approximately $25.9 billion of par in force for which $160.6 million of written premium and $120.4 million of unearned premium reserves exist as of September 30, 2003. Such return of unearned premium would also include a reduction in (i) loss reserves of $8.0 million (ii) policy acquisition costs of $23.3 million and (iii) a positive mark to market adjustment in respect to credit derivative items of $9.5 million for a net pre-tax gain of $.6 million. Such recapture of reinsurance assumed by Radian Reinsurance would potentially release up to $167.4 million of statutory basis contingency reserves making such capital available to be redeployed for additional reinsurance, including reinsurance of obligations primarily insured by Radian Asset Assurance, or other opportunities with possibly higher returns to the Company than the reinsurance business required to be returned to the primary insurers. Since the acquisition of Radian Reinsurance by the Company in February 2001, reinsurance assumed from these two primary companies resulted in $26.2 million of written premium and $22.8 million of earned premium in 2001, $35.1 million of written premium and $38.1 million of earned premium in 2002 and $33.7 million of written premium and $33.7 million of earned premium for the first nine months of 2003. If these two primary insurers were instead to exercise their right to increased commissions, commissions would increase by an average 36.4% with respect to one primary insurer, and by 20.6% with respect to what the other primary insurer currently has the right to charge, and would require additional aggregate commissions of approximately $15.0 million with respect to the current unearned premium reserves, in addition to the $2.2 million Radian Reinsurance has already accrued. If these two primary companies exercised their rights with respect to some but not all of the reinsurance agreements resulting in a recapture of some but not all of the reinsurance assumed by Radian Reinsurance from them, such recapture would result in the return of less par in force, written premium and unearned premium, a smaller reduction in loss reserves and policy acquisition costs, would potentially release less statutory basis contingency reserves, and could result in a material change in the mark to market adjustment and net pre-tax gain (or loss).

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

There have been internal discussions regarding, and management has begun taking steps toward, the merger of the financial guaranty reinsurance business of Radian Reinsurance into Radian Asset Assurance (the “Potential Merger”). If the Potential Merger were to occur, it could be consummated as early as the end of 2003. However, a merger between Radian Reinsurance and Radian Asset Assurance has not been fully approved by Radian Asset Assurance’s Board of Directors and Shareholders, or the Board of Directors or Shareholders of Radian Reinsurance. In addition, before the Potential Merger could occur, the transaction and its potential effects on Radian Asset Assurance and Radian Reinsurance would have to be approved by applicable regulatory bodies, including the New York and California Insurance Departments. In connection therewith, Radian Asset Assurance and Radian Reinsurance have requested the requisite approvals. Consequently, there can be no assurance that the Potential Merger will occur.

If the Potential Merger were to occur, the financial guaranty reinsurance business currently conducted by Radian Reinsurance and the direct financial guaranty business currently conducted by Radian Asset Assurance, would be conducted by Radian Asset Assurance as part of one company, which would have greater assets, liabilities, and shareholder’s equity than either Radian Asset Assurance or Radian Reinsurance would have without the Potential Merger.

Net income for the third quarter of 2003 was $32.6 million, a $4.9 million or 17.7% increase from $27.7 million for the same period of 2002. This increase resulted from increases in earned premiums as a result of continued business growth, net gains from changes in fair value of derivatives, investment income, and equity in net income of affiliates, partially offset by an increase in the provision for losses, policy acquisition costs, and other operating expenses. Net premiums written and earned for the third quarter of 2003 were $90.2 million and $61.3 million, respectively, compared to $72.1 million and $47.4 million, respectively, for the third quarter of 2002. Included in net premiums written and earned for the third quarter of 2003 were $18.2 million and $11.9 million, respectively, of credit enhancement fees on derivative financial guaranty contracts, compared to $16.1 million and $6.8 million, respectively, for net premiums written and earned in the same period of 2002. Net income for the nine months ended September 30, 2003 was $91.1 million compared to $65.9 million for the same period of 2002. Net premiums written and earned for the nine month period of 2003 were $261.4 million and $184.6 million, respectively, compared to $208.0 million and $130.7 million, respectively, for the comparable periods of 2002. During the first nine months of 2003, Financial Guaranty originated $6.3 billion of par in the public finance area, including $1.2 billion in the healthcare sector, $1.2 billion in the transportation sector, $1.2 billion in general obligations and $868 million in the utilities sector. In the structured finance area, Financial Guaranty originated $8.3 billion of par for the nine months ended September 30, 2003, primarily in the form of guarantees on collateralized debt obligations and asset-backed securities. In the year-to-date period of 2002, Financial Guaranty originated $3.9 billion of par in the public finance area, including $800 million in the healthcare sector, $500 million in the higher education sector, $500 million in the utilities sector and $1.0 billion in general obligations. Financial Guaranty also originated $7.6 billion of par in the structured finance area in the year-to-date period of 2002, primarily in the form of guarantees on collateralized debt obligations and asset-backed securities.

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

In August 2003, the Financial Services Authority of the United Kingdom granted permission under Part IV of the Financial Services & Markets Act 2000 for Radian Asset Assurance Limited (“RAAL”), a subsidiary of Radian Asset Assurance, to conduct an insurance business in the United Kingdom. As a result of this additional authority, through RAAL, the Company will have additional opportunities to write financial guaranty insurance in the United Kingdom and, subject to compliance with the European passport rules, throughout the European Union, which could increase Radian Asset Assurance’s net premiums written (on a consolidated basis) for the remainder of 2003 and beyond, and subsequently increase its net premiums earned (on a consolidated basis), as such premium written becomes earned over the life of the obligations insured.

The following table shows the breakdown of premiums written and earned for each period:

	Quarter Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
	(in thousands)		(in thousands)
Net premiums written:
Public finance direct	$21,570	$12,907	$43,118	$43,447
Public finance reinsurance	19,380	11,035	66,930	34,229
Structured direct	24,743	21,907	62,445	51,591
Structured reinsurance	10,749	13,188	38,481	44,158
Trade credit	13,715	13,093	50,440	34,563

Total net premiums written	$90,157	$72,130	$261,414	$207,988

	Quarter Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Net premiums earned:
Public finance direct	$4,799	$3,947	$13,074	$10,780
Public finance reinsurance	13,802	9,894	37,655	28,399
Structured direct	17,119	12,020	55,593	27,519
Structured reinsurance	11,282	13,639	36,631	41,244
Trade credit	14,254	7,873	41,694	22,739

Total net premiums earned	$61,256	$47,373	$184,647	$130,681

Included in net premiums earned for the third quarter and year-to-date periods of 2003 were refundings of $1.4 million and $6.3 million, respectively, compared to $0.9 million and $4.8 million for the same periods of 2002.

The following schedule depicts the expected amortization of the unearned premium for the existing Financial Guaranty portfolio, assuming no advance refundings and without taking into account the possible impact of renegotiations with the primaries, as of September 30, 2003. The estimated impact on Total Premium Earnings of the renegotiations with the primaries, is $270 million, including approximately $34 million for 2004. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay financial guaranty obligations. Unearned premium amounts are net of prepaid reinsurance.

($ millions)	Ending Net Unearned Premiums	Unearned Premium Amortization	Future Installments	Total Premium Earnings
2003	$544.5	$34.9	$19.6	$54.5
2004	471.6	72.9	98.4	171.3
2005	421.5	50.1	88.2	138.3
2006	375.5	46.0	77.6	123.6
2007	335.0	40.5	59.9	100.4

2003-2007	335.0	244.4	343.7	588.1
2008-2012	195.1	139.9	109.8	249.7
2013-2017	99.2	95.9	54.6	150.5
2018-2022	39.7	59.5	37.6	97.1
After 2022	0.0	39.7	44.6	84.3

Total		$579.4	$590.3	$1,169.7

The following table shows the breakdown of claims paid and incurred losses for each period:

	Quarter Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Claims Paid:
Trade Credit	$7,274	$3,903	$15,595	$11,062
Financial Guaranty	4,708	1,408	6,530	12,771

Total	$11,982	$5,311	$22,125	$23,833

Incurred Losses:
Trade Credit	$9,440	$5,733	$23,538	$22,597
Financial Guaranty	9,248	5,109	28,244	10,832

Total	$18,688	$10,842	$51,782	$33,429

Net investment income was $19.7 million and $58.8 million for the third quarter and year-to-date periods of 2003, respectively, compared to $18.4 million and $52.8 million, respectively, for the similar periods of 2002. Equity in net income of affiliates for the third quarter and year-to-date periods of 2003 includes $2.8 million and $7.4 million, respectively, related to the Company’s investment in Primus. The Company accounts for the Primus investment under the equity method of accounting. The Company cannot predict whether the results for Primus will be as favorable in the future as they were for 2003. The results of Primus for the third quarter and year-to-date periods of 2002 were immaterial to the Company’s Condensed Consolidated Financial Statements. The provision for losses was $18.7 million for the third quarter of 2003 compared to $10.8 million for the third quarter of 2002 and the year-to-date 2003 provision was $51.8 million compared to $33.4 million in the year-to-date period of 2002. The provision represented 30.5% and 28.0% of net premiums earned for the third quarter and year-to-date periods of 2003, respectively, compared to 22.9% and 25.6%, respectively, for the same periods of 2002. Financial Guaranty paid one large claim totaling $9.0 million in the year-to-date period of 2002. The remaining claims of $22.1 million and $14.8 million for the year to date periods of 2003 and 2002, respectively, relate primarily to trade credit insurance. Policy acquisition and other operating expenses were $25.0 million and $70.7 million for the three and nine month periods ended September 30, 2003, respectively, compared to $14.2 million and $46.8 million, respectively, for the three and nine month periods ended September 30, 2002. This resulted in an expense ratio of 40.9% and 38.3% for the third quarter and year-to-date periods of 2003, respectively, compared to 29.9% and 35.8%, respectively, for the same 2002 periods. Included in policy acquisition and other operating expenses for the third quarter and year-to-date periods of 2003 were $1.3 million and $4.8 million, respectively, of origination costs related to derivative financial guaranty contracts. Interest expense for the third quarter of 2003 was $3.4 million compared to $2.5 million in the third quarter of 2002. For the year-to-date periods of 2003 and 2002, interest expense was $9.5 million and $7.3 million, respectively. All periods include interest allocated on the Company’s debt financing. Net gains (losses) on dispositions of investments and changes in the fair value of derivative instruments was $8.7 million and $2.8 million for the third quarter and year-to-date periods of 2003, respectively, compared to $0.2 million and $(5.6) million, respectively, for the comparable 2002 periods. In the third quarter of 2003, Financial Guaranty received $3.4 million as settlement proceeds for one of its derivative financial guaranty contracts. There were no such settlements in 2002.

The effective tax rate was 27.4% and 27.1% for the three and nine months ended September 30, 2003, respectively, compared to 27.2% and 27.5%, respectively, for the three and nine months ended September 30, 2002. The tax rate reflects the significant investment in tax-advantaged securities.

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

Net income for the third quarter and year-to-date periods of 2003 was $10.2 million and $30.4 million, respectively, compared to $6.0 million and $30.9 million for the same periods of 2002. Equity in net income of affiliates (pre-tax) was $19.1 million for the third quarter of 2003 compared to $13.5 million for the comparable period of 2002. For the year-to-date periods of 2003 and 2002, equity in net income of affiliates (pre-tax) was $62.4 million and $58.9 million, respectively. C-BASS accounted for $12.3 million (pre-tax) of the total income from affiliates in the third quarter of 2003 and $43.4 million (pre-tax) of the year-to-date 2003 amount. These results tend to vary from period to period due to a portion of C-BASS’s income being generated from sales of mortgage-backed securities in the capital markets. These markets can be volatile, subject to change in interest rates, the credit environment and liquidity.

RadianExpress recorded $5.6 million of other income and $6.4 million of operating expenses for the third quarter of 2003 compared to $1.7 million and $4.6 million, respectively, for the third quarter of 2002. Year-to-date 2003, RadianExpress had revenues of $16.1 million and expenses of $20.3 million, compared to $13.2 million and $17.2 million, respectively, in the year-to-date period of 2002. Included in operating expenses for the year-to-date period of 2003 is a provision for uncollectible accounts of $2.3 million. RadianExpress processed approximately 78,000 applications during the third quarter of 2003 and 217,000 applications year-to-date 2003. In the third quarter and year-to-date periods of 2002, RadianExpress processed approximately 49,000 and 275,000 applications, respectively. In June 2002, the Company received a cease and desist order from the State of California in connection with the offering of its Radian Lien Protection product, which it appealed. On January 6, 2003, the Company received a decision from an administrative law judge in California sustaining the cease and desist order, which was subject to the approval of the California Commissioner of Insurance. In July 2003, after initially rejecting the proposed opinion of the administrative law judge and reopening the matter, the California Commissioner of Insurance affirmed the cease and desist order. The Company has appealed the Commissioner’s decision to the California state court system, and is supporting a bill under consideration by the California legislature that would clarify that a mortgage insurer can offer a lien protection product of the type the Company seeks to offer. The cease and desist order has not had a material impact on the Company’s overall operations, but it has significantly reduced the potential for increased revenues of RadianExpress, the Radian entity through which Radian Lien Protection sales would be processed. The Company has contained operating expenses in RadianExpress as a result of the effect on business caused by the cease and desist order, and is reviewing alternative business propositions and strategies for RadianExpress. The Company continues to evaluate goodwill for impairment in accordance with SFAS No. 142.

Other

A wholly-owned subsidiary of EFSG, Singer Asset Finance Company L.L.C. (“Singer”), which had been engaged in the purchase, servicing, and securitization of assets including state lottery awards and structured settlement payments, is currently operating on a run-off basis. Its operations consist of servicing the prior originations of non-consolidated special purpose vehicles and the results of these subsidiaries are not material to the financial results of the Company. At September 30, 2003, the Company has approximately $473 million and $460 million of non-consolidated assets and liabilities, respectively, associated with Singer special purpose vehicles. The Company’s investment in these special purpose vehicles is $13 million at September 30, 2003. In May 2003, the Company restructured and combined approximately $80 million of assets of one of the special purpose vehicles into another special purpose vehicle. This transaction did not have a significant effect on the Company’s operations. In August 2002, the Company sold substantially all of the assets of a related subsidiary, Enhance Consumer Services LLC (“ECS”), which had been engaged in the purchase, servicing and securitization of viatical settlements, to an independent third party for an aggregate purchase price of $8.4 million, which approximated the carrying value.

Another insurance subsidiary, Van-American Insurance Company, Inc., is engaged on a run-off basis in reclamation bonds for the coal mining industry and surety bonds covering closure and post-closure obligations of landfill operators. Such business is not expected to be material to the financial results of the Company.

At September 30, 2003, the Company, through its ownership of EFSG, owned an indirect 36.5% equity interest in EIC Corporation Ltd. (“Exporters”), an insurance holding company that, through its wholly-owned insurance subsidiary licensed in Bermuda, insures primarily foreign trade receivables for multinational companies. Financial Guaranty provides significant reinsurance capacity to this joint venture on a quota-share, surplus share and excess-of-loss basis. The Company’s exposure at September 30, 2003 was approximately $368 million or 0.3% of net debt service outstanding.

Liquidity and Capital Resources

The Company’s sources of funds consist primarily of premiums and investment income. Funds are applied primarily to the payment of the Company’s claims and operating expenses.

Cash flows from operating activities for the nine months ended September 30, 2003 were $376.8 million as compared to $429.6 million for the same period of 2002. This decrease was primarily due to an increase in taxes paid along with an increase in claims paid and operating expenses. Positive cash flows are invested pending future payments of claims and other expenses; excess cash flow needs, if any, are funded through sales of short-term investments and other investment portfolio securities.

Stockholders’ equity was $3.1 billion at September 30, 2003, compared to $2.8 billion December 31, 2002. This increase resulted from net income of $330.4 million, proceeds from the issuance of common stock of $13.4 million and an increase in the market value of securities available for sale of $43.7 million, net of tax, offset by dividends of $5.6 million and the purchase of approximately 0.5 million additional shares of the Company’s common stock pursuant to the repurchase program described below, net of treasury stock re-issuances, for approximately $11.5 million.

On September 24, 2002, the Company announced that its board of directors had authorized the repurchase of up to 2.5 million shares of its common stock on the open market. Shares will be purchased from time to time depending on the market conditions, share price, and other factors. These purchases will be funded from available working capital. At September 30, 2003, approximately 1.9 million shares had been repurchased under this program at a cost of approximately $61.2 million.

On October 4, 2002, S&P lowered the Insurer Financial Strength rating of Radian Reinsurance to “AA” from “AAA,” and on April 8, 2003, Fitch lowered the Insurer Financial Strength rating of Radian Reinsurance to “AA”as further described above, under “Financial Guaranty – Results of Operations.”

At September 30, 2003, the Company and its subsidiaries had plans to continue investing in significant information technology and infrastructure upgrades over the next two years at an estimated total cost of $40 million to $50 million. The Company moved its Data Center to Dayton, Ohio during the second quarter, and is now in full service. Cash flows from operations are being used to fund these expenditures, which are intended to benefit all of the Company’s business segments.

The Company owns a 46% interest in C-BASS. The Company has not made any capital contributions to C-BASS since the Company acquired its interest in C-BASS in connection with the acquisition of EFSG in February 2001. C-BASS paid $7.5 million of dividends to the Company during the first nine months of 2003 and paid $20.1 million during all of 2002.

The Company owns a 41.5% interest in Sherman. In January 2003 Sherman’s management exercised its right to acquire additional ownership of Sherman reducing the Company’s ownership interest in Sherman from 45.5% to 41.5%. The Company received $3.4 million in cash for the 4% interest, recording a $1.3 million loss on the transaction. The Company has not made any capital contributions to Sherman in the first nine months of 2003 or 2002. In December 2002, the Company guaranteed payment of up to $25.0 million of a revolving credit facility issued to Sherman that expires in December 2003. There were no amounts outstanding under this facility as of September 30, 2003. Sherman paid $12.5 million of dividends to the Company during the first nine months of 2003. Sherman did not pay any dividends during 2002.

In January 2002, the Company sold $220 million of Senior Convertible Debentures. Approximately $125 million of the proceeds from the offering were used to increase capital at Radian Asset Assurance. The remaining proceeds were used to redeem the Company’s preferred stock in August 2002, to buy back the Company’s common stock, as described above, and for other general corporate purposes. The debentures bear interest at the rate of 2.25% per year and interest is payable semi-annually on January 1 and July 1, beginning July 1, 2002. The Company will also pay contingent interest on specified semi-annual periods, if the sale price of its common stock for a specified period of time is less than 60% of the conversion price. The debentures are convertible, at the purchaser’s option, into shares of common stock at prices and on dates specified in the offering memorandum. At that time, the shares become common shares for the purposes of calculating earnings per share. The Company may redeem all or some of the debentures on or after January 1, 2005.

From February 2002 until May 2003, the Company maintained a $50 million Senior Revolving Credit Facility to be used for working capital and general corporate purposes. There were no drawdowns on this facility. The Company plans to replace this with a $250 million facility in the fourth quarter of 2003.

In March 2002, the Company made a $20 million investment in Primus. In connection with the capitalization and Triple A rating of Primus, Radian Reinsurance had provided Primus with an excess of loss insurance policy, which expired March 30, 2003.

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

In September 2003, Radian Asset Assurance closed on a $150 million “soft capital” facility, pursuant to which it entered into a series of three perpetual put options on its own preferred stock to Radian Asset Securities Inc., a newly formed affiliate and wholly-owned subsidiary of the Company (“Radian Asset Securities”). Radian Asset Securities in turn entered into a series of three perpetual put options on its own preferred stock (on substantially identical terms to the Radian Asset Assurance preferred stock). The counterparty to the Radian Asset Securities put options are three trusts established by two major investment banks (“the Broker-Dealers”). The trusts were created as a vehicle for providing capital support to Radian Asset Assurance by allowing Radian Asset Assurance to obtain immediate access to additional capital at its sole discretion at any time through the exercise of one or more of the put options and the corresponding exercise of one or more corresponding Radian Asset Securities put options. If the Radian Asset Assurance put options were exercised, Radian Asset Securities, through the Radian Asset Assurance preferred stock thereby acquired by Radian Asset Securities and investors, through their equity investment in the Radian Asset Securities preferred stock, would give Radian Asset Securities and the investors rights to the assets of Radian Asset Assurance of an equity investor in Radian Asset Assurance. Such rights would be subordinate to policyholders’ claims, as well as to claims of general unsecured creditors of Radian Asset Assurance, but ahead of those of the Company, through EFSG, as the owner of the common stock of Radian Asset Assurance. If all the Radian Asset Assurance put options were exercised, Radian Asset Assurance would receive up to $150 million in return for the issuance of its own perpetual preferred stock, the proceeds of which may be used for any purpose including the payment of claims. Dividend payments on the preferred stock will be cumulative only if Radian Asset Assurance pays dividends on its common stock. Each trust will be restricted to holding high quality, short-term commercial paper investments to ensure that it can meet its obligations under the put option. To fund these investments, each trust will issue its own auction market perpetual preferred stock. Each trust is rated “A” by each of S&P and Fitch.

The Company believes that all of its insurance subsidiaries will have sufficient funds to satisfy their claims payments and operating expenses and to pay dividends to the Company for at least the next 12 months. The Company also believes that it will be able to satisfy its long-term (more than 12 months) liquidity needs with cash flow from Mortgage Insurance and Financial Guaranty. As a holding company, the Company conducts its principal operations through Mortgage Insurance and Financial Guaranty. In connection with obtaining approval from the New York Insurance Department for the change of control of EFSG when the Company acquired EFSG, EFSG agreed not to declare or pay dividends for a period of two years following consummation of the acquisition. The agreement for Radian Reinsurance and Radian Asset Assurance to refrain from paying dividends to the Company expired on February 28, 2003. Based on the Company’s current intention to pay quarterly common stock dividends of approximately $0.02 per share, the Company will require approximately $1.9 million for the remainder of 2003 to pay the dividends on the outstanding shares of common stock. The Company currently has cash of $ 47.5 million. The Company will also require approximately $38 million annually to pay the debt service on its long-term financing. The Company believes that it has the resources to meet these cash requirements for the next 12 months. There are regulatory and contractual limitations on the payment of dividends and other distributions from the Company’s insurance subsidiaries. The Company does not believe that any of these restrictions will prevent the payment by its subsidiaries or the Company of any necessary dividends or distributions in the foreseeable future.

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

Reserve for Losses and Loss Adjustment Expenses (“LAE”)

The Company establishes reserves to provide for the estimated costs of settling claims in both the mortgage insurance and financial guaranty businesses.

In the mortgage insurance business, the incurred loss process is initiated by a borrower’s missed payment. The Company uses historical models based on a variety of loan characteristics, including the status of the loan as reported by the servicer of the loan, the economic conditions, and the estimated foreclosure period in the area where the default exists to help determine the appropriate loss reserve at any point in time. As the delinquency proceeds toward foreclosure, there is more certainty around these estimates as a result of the aged status of the delinquent loan and adjustments are made to loss reserves to reflect this updated information. With respect to delinquent loans that are in an early stage of delinquency, considerable judgment is exercised as to the adequacy of reserve levels. The Company relies on its historical models and makes adjustments to its estimates based on current economic conditions and recent trend information. These adjustments in estimates for delinquent loans in the early stage of delinquency are more judgmental in nature than for loans that are in the later stage of delinquency. If a default cures, the reserve for that loan is removed from the reserve for losses and LAE. This curing process causes an appearance of a reduction in reserves from prior years. The Company also reserves for defaults that have occurred but have not been reported using historical information on defaults not reported on a timely basis by lending institutions. The estimates are continually reviewed and, as adjustments to these liabilities become necessary, such adjustments are reflected in current operations.

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

Derivative Instruments and Hedging Activity

The Company accounts for derivatives under SFAS No. 133, as amended and interpreted. The two areas where gains and losses on derivative contracts are recognized are in the convertible debt securities contained in the Company’s investment portfolio and in certain financial guaranty contracts. The value of the derivative position of convertible debt securities is calculated by the Company’s outside convertible debt portfolio manager by determining the value of the readily ascertainable comparable debt securities and assigning a value to the equity (derivative) portion by subtracting the value of the comparable debt security from the total value of the convertible instrument. Changes in such values from period to period represent the gains and losses recorded. The gains and losses on derivative financial guaranty contracts are derived from internally generated models. The estimated fair value amounts have been determined by the Company using market information, to the extent available, and appropriate valuation methodologies. Significant differences may exist with respect to the available market information and assumptions used to determine gains and losses on derivative financial guaranty contracts. Considerable judgment is required to interpret available market data to develop the estimates of fair value. Accordingly, the estimates are not necessarily indicative of amounts the Company could realize in a current market exchange due to the lack of a liquid market. The use of different market assumptions and/or estimation methodologies may have an effect on the estimated fair value amounts.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

During the first nine months of 2003, the Company experienced an increase in the fair market value of the available for sale portfolio, which resulted in an increase in the net unrealized gain (net of tax) on the investment portfolio of $43.7 million. The accumulated net unrealized gain (net of tax) at September 30, 2003 was $101.8 million compared to $58.1 million at December 31, 2002. This increase in value was primarily a result of changes in market interest rates and not a result of changes in the composition of the Company’s investment portfolio.

A summary of the Company’s derivative information as of and for the periods indicated for 2003 and 2002 is as follows:

Balance Sheet (in millions)	September 30 2003	December 31 2002	September 30 2002
Trading Securities
Amortized cost	$42.0	$39.3	$43.6
Fair value	40.7	37.6	36.9
Derivative Financial Guaranty Contracts
Notional value	$10,200.0	$7,300.0	$5,500.0

Gross unrealized gains	$65.8	$52.4	$53.7
Gross unrealized losses	93.7	69.6	63.0

Net unrealized losses	$(27.9)	$(17.5)	$(9.3)

The components of the change in fair value of derivative instruments is as follows:

Income Statement (in millions)	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Trading Securities	$(.7)	$7.2	$.3	$.7
Derivative Financial Guaranty Contracts	6.8	(12.3)	(7.0)	(14.8)

Net gains (losses)	$6.1	$(5.1)	$(6.7)	$(14.1)

In the third quarter of 2003, the Company received $3.4 million as settlement proceeds on one of its derivative financial guaranty contracts.

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

There has been no change in the Company’s internal control over financial reporting (as that term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

There have been no material developments in legal proceedings involving the Company or its subsidiaries since those reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

The Company is involved in certain litigation arising in the normal course of its business. The Company is contesting the allegations in each such pending action and believes, based on current knowledge and after consultation with counsel, that the outcome of such litigation will not have a material adverse effect on the Company’s consolidated financial position and results of operations.

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Exhibit Name

10.1	Purchase Agreement, among Market Street Custodial Trust I, Market Street Custodial Trust II, Market Street Custodial Trust III, the Registrant, Radian Asset Securities Inc., Lehman Brothers Inc., and Bear Stearns & Co. Inc. (1) (Exhibit 99.1)

10.2	Put Option Agreement between Radian Asset Assurance Inc. (“RAA”) and Radian Securities Inc. (“RASI”) relating to Series A Perpetual Preferred Shares. (1) (Exhibit 99.2)

10.3	Put Option Agreement between RASI and Market Street Custodial Trust I relating to Series A Perpetual Preferred Shares. (1) (Exhibit 99.3)

10.4	Put Option Agreement between RAA and RASI relating to Series B Perpetual Preferred Shares. (1) (Exhibit 99.4)

10.5	Put Option Agreement between RASI and Market Street Custodial Trust II relating to Series B Perpetual Preferred Shares. (1) (Exhibit 99.5)

10.6	Put Option Agreement between RAA and RASI relating to Series C Perpetual Preferred Shares. (1) (Exhibit 99.6)

10.7	Put Option Agreement between RASI and Market Street Custodial Trust III relating to Series C Perpetual Preferred Shares. (1) (Exhibit 99.7)

*11	Statement re: Computation of Per Share Earnings

*31	Rule 13a-14(a) Certifications.

*32	Section 1350 Certifications.

*	Filed herewith

(1)	Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 11, 2003.

(b)	Reports on Form 8-K

Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on July 16, 2003 reporting the Registrant’s issuance of a press release announcing its results for the quarter ended June 30, 2003.

Current Report on Form 8-K filed with the SEC on August 11, 2003 reporting the Registrant’s posting on its website of quarterly operating supplements for the fourth quarter of 2002 and the first quarter of 2003 of each of Radian Asset Assurance Inc. and Radian Reinsurance Inc.

Current Report on Form 8-K files with the SEC on August 19, 2003 reporting the Registrant’s posting on its website of Annual Statements for the year ended December 31, 2002 of each of Radian Guaranty Inc., Radian Insurance Inc., Radian Asset Assurance Inc., and Radian Reinsurance Inc.

Current Report on Form 8-K filed with the SEC on September 3, 2003 reporting the launch of a $150 million “Soft Capital” facility (the “Transaction”) by Radian Asset Assurance Inc.

Current Reporting on Form 8-K filed with the SEC on September 11, 2003 reporting the closing of the Transaction.

Current Report on Form 8-K filed with the SEC on September 12, 2003 reporting the Registrant’s posting on its website of quarterly operating supplements for the second quarter of 2003 of each of Radian Asset Assurance Inc. and Radian Reinsurance Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Radian Group Inc.

Date: November 12, 2003	/s/ C. Robert Quint
C. Robert Quint
Executive Vice President and Chief Financial Officer

/s/ John J. Calamari
John J. Calamari
Senior Vice President and Corporate Controller

EXHIBIT INDEX

Exhibit No.	Exhibit Name

10.8	Purchase Agreement, among Market Street Custodial Trust I, Market Street Custodial Trust II, Market Street Custodial Trust III, the Registrant, Radian Asset Securities Inc., Lehman Brothers Inc., and Bear Stearns & Co. Inc. (1) (Exhibit 99.1)

10.9	Put Option Agreement between Radian Asset Assurance Inc. (“RAA”) and Radian Securities Inc. (“RASI”) relating to Series A Perpetual Preferred Shares. (1) (Exhibit 99.2)

10.10	Put Option Agreement between RASI and Market Street Custodial Trust I relating to Series A Perpetual Preferred Shares. (1) (Exhibit 99.3)

10.11	Put Option Agreement between RAA and RASI relating to Series B Perpetual Preferred Shares. (1) (Exhibit 99.4)

10.12	Put Option Agreement between RASI and Market Street Custodial Trust II relating to Series B Perpetual Preferred Shares. (1) (Exhibit 99.5)

10.13	Put Option Agreement between RAA and RASI relating to Series C Perpetual Preferred Shares. (1) (Exhibit 99.6)

10.14	Put Option Agreement between RASI and Market Street Custodial Trust III relating to Series C Perpetual Preferred Shares. (1) (Exhibit 99.7)

*11	Statement re: Computation of Per Share Earnings

*31	Rule 13a-14(a) Certifications.

*32	Section 1350 Certifications.

*	Filed herewith

(1)	Incorporated by reference to the exhibit identified in parentheses, filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 11, 2003.

(b)	Reports on Form 8-K

Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on July 16, 2003 reporting the Registrant’s issuance of a press release announcing its results for the quarter ended June 30, 2003.

Current Report on Form 8-K filed with the SEC on August 11, 2003 reporting the Registrant’s posting on its website of quarterly operating supplements for the fourth quarter of 2002 and the first quarter of 2003 of each of Radian Asset Assurance Inc. and Radian Reinsurance Inc.

Current Report on Form 8-K files with the SEC on August 19, 2003 reporting the Registrant’s posting on its website of Annual Statements for the year ended December 31, 2002 of each of Radian Guaranty Inc., Radian Insurance Inc., Radian Asset Assurance Inc., and Radian Reinsurance Inc.

Current Report on Form 8-K filed with the SEC on September 3, 2003 reporting the launch of a $150 million “Soft Capital” facility (the “Transaction”) by Radian Asset Assurance Inc.

Current Reporting on Form 8-K filed with the SEC on September 11, 2003 reporting the closing of the Transaction.

Current Report on Form 8-K filed with the SEC on September 12, 2003 reporting the Registrant’s posting on its website of quarterly operating supplements for the second quarter of 2003 of each of Radian Asset Assurance Inc. and Radian Reinsurance Inc.