Form 10-K
period 2003-12-31
RADIAN GROUP INC
filed 2004-03-15
CIK 890926

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

YES ☒  NO ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $3,423,094,000 as of June 30, 2003, which amount excludes the value of all shares beneficially owned (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) by officers and directors of the registrant (however this does not constitute a representation or acknowledgment that any such individual is an affiliate of the registrant).

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 94,331,880 shares of Common Stock, $.001 par value, outstanding on March 4, 2004.

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

Definitive Proxy Statement relating to the Registrant’s 2004 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A not later than 120 days following the end of the Registrant’s last fiscal year.

Part II, Item 5 Part III, Items 10-14

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information that are based on the Company’s beliefs, certain assumptions made by the Company, forecasts of future results and current expectations, estimates and projections about the markets and economy in which the Company and its various segments operate. The words “anticipate,” “intend,” “may,” “expect,” “believe,” “should,” “plan,” “will” and “estimate” and variations of such words and similar expressions are also used to identify forward-looking statements. The forward-looking statements are not guarantees of future performance and involve uncertainties and assumptions which are difficult to predict, many of which are beyond the Company’s control. Future events and actual outcomes may differ materially from those matters expressed or implied in such forward-looking statements. The following are some of the factors that could cause actual outcomes to differ materially from the matters expressed or implied in the Company’s forward-looking statements. Readers are also directed to risks discussed in other documents filed by the Company with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on the Company’s forward-looking statements, which speak only as of their respective dates.

All capitalized terms used but not defined below are defined in Part I, Item 1—“Business” of this report.

General economic factors may adversely affect the Company’s loss experience and the demand for mortgage insurance and financial guaranties.

The Company’s business, and the risks associated with the business, tend to be cyclical, and track general economic and market conditions. The Company’s loss experience on the mortgage and financial guaranty insurance it writes could be materially adversely affected by extended national or regional economic recessions, business failures, falling housing values, rising unemployment rates, interest rate changes or volatility, changes in investor perceptions regarding the strength of private mortgage insurers or financial guaranty providers and the policies or guaranties offered by such insurers, investor concern over the credit quality of municipalities and corporations, terrorist attacks, acts of war or combinations of such factors. These events could also materially decrease demand for housing or could reduce the demand for mortgage insurance or financial guaranty insurance. These factors could also cause claims and losses on the policies and guaranties that the Company has issued to increase beyond what the Company anticipates. In addition to exposure to general economic factors, financial guaranty insurance exposes the Company to the specific risks faced by the particular businesses, municipalities or pools of assets covered by the Company’s insurance.

Because the Company’s business is concentrated among relatively few major customers, its revenues could decline if the Company loses any significant customer.

The Company’s mortgage insurance and financial guaranty businesses are both dependent on a small number of customers. The Company’s top 10 mortgage insurance customers are generally responsible for approximately 50% of both its primary new insurance written in a given year and its direct primary risk in force, based on the aggregate principal amount of the mortgage loans insured by the Company multiplied by the coverage percentage. The concentration of business with the Company’s customers may increase as a result of mergers of those customers or other factors. The Company’s master policies and related lender agreements do not, and by law cannot, require the Company’s mortgage insurance customers to do business with the Company. In addition, in 2003, the Company’s financial guaranty subsidiaries, Radian Reinsurance and Radian Asset Assurance, together derived 30.9% of their annual gross premiums from four primary insurers, with one insurer accounting for 12.1% of their annual gross premiums. In addition, five trade credit reinsurers generated 10.5% of the financial guaranty business segment’s 2003 gross premiums.

If the Company were to lose the business of one of its major customers, its revenues would be materially adversely affected. As a result of the downgrade by S&P in October 2002, one of Radian Reinsurance’s primary insurance customers exercised its right to recapture substantially all of the financial guaranty reinsurance ceded to Radian Reinsurance. Radian Reinsurance has reached agreement with its other primary insurer clients, without additional cost to Radian Reinsurance, whereby such primary insurers have agreed not to exercise their rights with respect to the downgrade of Radian Reinsurance by S&P. None of the primary insurers has a similar right with respect to the downgrade by Fitch. See the paragraph below entitled “A downgrade of the ratings of any of the Company’s subsidiaries by any of the rating agencies could adversely affect the Company’s business,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Guaranty —Results of Operations” for additional information regarding the financial impact of the recapture of reinsurance by one of Radian Reinsurance’s primary insurance customers.

An increasing concentration of servicers in the mortgage lending industry makes the Company’s mortgage insurance business vulnerable to a rise in delinquencies in its insured portfolio.

A recent trend in the mortgage lending and mortgage loan servicing industry has been toward consolidation, particularly with respect to “specialized” servicing such as for manufactured housing loans. The Company depends in part on reliable, consistent servicing of loans that it insures. This reduction in the number of servicers could lead to disruptions in the servicing of mortgage loans covered by the Company’s insurance policies, which in turn could contribute to a rise in delinquencies among those loans.

Because the Company’s business is concentrated in a few states, its losses could increase materially or its revenues could decline as a result of regional economic factors.

In addition to the Company’s customer concentration, much of the Company’s business is concentrated in relatively few states, which increases its vulnerability to economic downturns in those states. The Company’s principal mortgage insurance subsidiary, Radian Guaranty, has approximately 60% of its primary insurance in force concentrated in 10 states (with the highest percentage in California). The Company also has a large percentage of the second mortgage insurance in force concentrated in California. The recent low mortgage interest rate environment has generated increased refinancing activity (the payoff of an existing mortgage loan combined with the establishment of a new mortgage loan). Because mortgage loans in areas experiencing property value appreciation are less likely to require mortgage insurance at the time of refinancing than are loans in areas experiencing limited or no property value appreciation, a low mortgage interest rate environment may have the effect of further concentrating the Company’s primary mortgage insurance in force in economically weaker areas. Radian Reinsurance and Radian Asset Assurance also have approximately 40% of their insurance in force concentrated in six of those same 10 states, and are potentially vulnerable to weakening economic conditions in those states. See “Item 1. Business—Risk Management—Geographic Dispersion.”

The Company faces the possibility of higher claims as its mortgage insurance policies age.

Historically, most claims under private mortgage insurance policies on prime loans occur during the third through fifth year after issuance of the policies, and on policies on non-prime loans during the second through fourth year after issuance of the policies. At December 31, 2003, approximately 83% of the Company’s primary mortgage insurance risk in force has not yet reached its anticipated highest claim frequency years. If the growth of the Company’s new business were to slow or decline, claims could grow as a percentage of the Company’s revenues, which would likely adversely affect its results of operations and financial condition.

Adverse selection by ceding companies may adversely affect the Company’s financial results.

A portion of the Company’s financial guaranty reinsurance business is written under treaties, which generally give the ceding company some ability to select the risks ceded to the Company as long as they are covered by the terms of the treaty. There is a risk under these treaties that the ceding companies will adversely select the risks ceded to the Company by ceding those exposures that have higher rating agency capital charges or that the ceding companies expect to be less profitable. The Company attempts to mitigate this risk in a number of ways, including requiring ceding companies to retain a minimum amount, which varies by treaty, of the ceded business. If the Company is unsuccessful in mitigating this risk, its financial results may be adversely affected.

If the estimates the Company uses in establishing reserves for its mortgage insurance or financial guaranty business are incorrect, it may be required to take charges to income and its ratings may be reduced.

The Company establishes reserves in both its mortgage insurance and financial guaranty businesses to provide for the estimated costs of settling claims. In its mortgage insurance business segment, the Company generally does not establish reserves until it is notified that a borrower has failed to make at least two payments when due. Once a payment has been missed, the Company uses historical models based on a variety of loan characteristics, including the status of the loan as reported by the servicer of the loan, economic conditions, and the estimated foreclosure period in the area where a default exists, to help determine the amount of the loss reserve.

In the Company’s financial guaranty business segment, the process for establishing financial guaranty loss reserves is similar; however, the remote probability of losses and the dearth of historical losses in this business make it more difficult to estimate the appropriate loss reserve. Reserves are established for both specific and non-specific losses, and are monitored by the Company or the primary insurers over the life of the obligation. The financial guaranty business segment has a regular case reserve committee meeting where experts in the risk management and surveillance area provide input before any case reserves are determined, and the surveillance team actively monitors any problem deals and notifies the committee if a change in the loss reserve is necessary. The Company increases this reserve when (i) a primary insurer provides for or increases its reserve for losses and loss adjustment expenses, (ii) the transaction deteriorates to a point where the Company has determined a default is reasonably probable, based on all the facts and circumstances then known and estimable. In case (ii), the Company will establish a specific loss reserve that represents the present value of the amount of the claim the Company expects that will ultimately have to pay (including expenses associated with the settlement of the loss).

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

If the Company’s estimates are inadequate, the Company may be forced by insurance and other regulators or rating agencies to increase its reserves. Unanticipated increases to the reserves would lead to a reduction in the Company’s earnings and could have ratings implications. A reduction of its ratings could have a significant negative impact on the Company’s ability to attract and retain business.

The Company’s net income may be subject to increased volatility because a portion of the credit risk the Company assumes is in the form of credit derivatives that are accounted for under FAS 133, which requires that these instruments be marked-to-market quarterly.

Any event causing credit spreads (i.e., the difference in interest rates between comparable securities having different credit risk) on an underlying security referenced in a credit derivative in the Company’s financial guaranty portfolio either to widen or to tighten will affect the fair value of the credit derivative, and may increase the volatility of the Company’s earnings. Credit derivatives are classified as derivatives under Statement of Financial Accounting Standards No. 133. The mark-to-market position on derivatives must be accounted for either as assets or liabilities on the balance sheet, and measured at fair market value. Although there is no cash flow effect from this “marking to market,” net changes in the fair market value of the derivative are reported in the Company’s Consolidated Statements of Income and therefore will affect the Company’s reported earnings. If the derivative is held to maturity and no loss is incurred, any gains or losses previously reported would be offset by corresponding gains or losses at maturity.

Common events that may cause credit spreads on an underlying security referenced in a credit derivative to fluctuate include changes in the state of national or regional economic conditions, industry cyclicality, changes to a company’s competitive position within an industry, management changes, changes in the ratings of the underlying security, movements in interest rates, default or failure to pay interest, or any other factor leading investors to revise expectations about the issuer’s ability to pay principal and interest on its debt obligations. Similarly, common events that may cause credit spreads on an underlying structured security referenced in a credit derivative to fluctuate may include the occurrence and severity of collateral defaults, changes in demographic trends and their impact on the levels of credit enhancement, rating changes, changes in interest rates or prepayment speeds, or any other factor leading investors to revise expectations about the risk of the collateral or the ability of the servicer to collect payments on the underlying assets sufficient to pay principal and interest.

Moreover, since Financial Guaranty currently only provides credit protection through its financial guaranty portfolio, and to date has not purchased protection due to regulatory limitations on a monoline financial guaranty insurance company to purchase credit protection, the Company may experience greater volatility in its earnings than other market participants that both purchase and provide credit protection in the same markets.

The Company’s estimated fair value amounts on its derivative financial guaranty contracts could vary significantly depending on the market assumptions and estimation methodologies used by the Company.

The gains and losses that the Company recognizes on its derivative financial guaranty contracts are derived from internally generated models, which may differ from other models derived internally and externally. The estimated fair value amounts have been determined by the Company using market information, to the extent available, and appropriate valuation methodologies. Significant differences may exist with respect to the available market information and assumptions used to determine gains and losses on derivative financial guaranty contracts. Considerable judgment is required to interpret available market data to develop the estimates of fair value. Accordingly, the estimates are not necessarily indicative of amounts the Company could realize in a current market exchange due to the lack of a liquid market or that other market participants may estimate. The use of different market assumptions and/or estimation methodologies may have an effect on the estimated fair value amounts.

Some of the Company’s products are riskier than traditional mortgage policies or financial guaranties of public finance obligations.

The Company generally provides its private mortgage insurance for high-risk mortgage products. A significant portion of the Company’s mortgage insurance in force consists of insurance on mortgage loans with loan-to-value ratios (“LTVs”) of more than 90% and on adjustable-rate mortgage loans. The LTV is the ratio of the original loan amount to the value of the property. Mortgage loans with LTVs greater than 90% are expected to have default incidence rates substantially higher than those with lower LTVs. Adjustable-rate mortgage loans generally have higher default rates than fixed-rate loans. In addition, if the Company is required to pay a claim on a higher LTV loan, it is generally more difficult to recover the Company’s costs from the underlying property, especially in areas with declining property values.

The Company also offers traditional pool mortgage insurance, which exposes it to different risks from primary mortgage insurance. The Company’s pool mortgage insurance products generally cover all losses in a pool of loans up to the Company’s aggregate exposure limit (generally between 1% and 10% of the initial aggregate loan balance of the entire pool of loans). Under pool insurance, the Company could be required to pay the full amount of every loan in the pool within its insured layer that is in default and upon which a claim is made until the aggregate limit is reached, rather than a percentage of that amount, as is the case in traditional primary mortgage insurance. As of December 31, 2003, $2.4 billion, or 7.9%, of the Company’s risk in force in its mortgage insurance business segment was attributable to pool insurance.

The Company insures non-prime loans, which are riskier than the Company’s general portfolio and which will likely require the Company to make a higher percentage of claims payouts. These are usually classified as “Alt-A”, “A minus” or “B/C” loans, and enable borrowers with less than normal documentation or with substandard credit histories to obtain mortgages and mortgage insurance. Although the Company has historically limited the insurance of these non-prime loans to those made by lenders with good results and servicing experience in this area, the Company believes that non-prime lending programs represent the largest area for future growth in the mortgage insurance industry, and it has increased and expects to continue to increase its insurance written in this area. During 2003, non-prime business accounted for $27.4 billion or 40.1% of the Company’s mortgage insurance businesses new primary insurance written (of which 73.0% was Alt-A) compared to $16.2 billion or 33.1% in 2002 (of which 72.8% was Alt-A). At December 31, 2003, non-prime insurance in force was $37.8 billion or 31.5% of total primary insurance in force as compared to $25.6 billion or 23.2% of primary insurance in force a year ago. Because of the lack of data regarding the performance of such loans, actual performance may differ significantly from expected performance which would lead to higher losses.

The Company’s subsidiaries, Radian Insurance and Amerin Guaranty, write credit insurance on non-traditional mortgage-related assets such as second mortgages, home equity loans and mortgages with LTVs above 100%, provide credit enhancement to mortgage-related capital market transactions, and have in the past written credit insurance on manufactured housing loans. These types of insurance could have higher claims payouts than traditional mortgage insurance products. The Company has less experience writing these types of insurance and less performance data on such business.

The Company’s subsidiaries also write guaranties involving structured finance transactions that expose the Company to a variety of market, credit and political risks beyond those that are specific to the mortgage insurance or public finance financial guaranty businesses. The Company issues guaranties connected with certain asset-backed transactions and securitizations secured by one or a few classes of assets, such as residential mortgages or other consumer assets, utility mortgage bonds and multi-family housing bonds and obligations under credit default swaps, both funded and synthetic. Financial Guaranty also provides trade credit reinsurance, which protects sellers of goods under certain circumstances against non-payment of the receivables they hold from buyers of those goods. These guaranties expose the Company to the risk of buyer nonpayment, which could be triggered by many factors, including the business failures of buyers. Such guaranties may cover receivables both where the buyer and seller are in the same country as well as cross-border receivables. In the case of cross-border transactions, the Company sometimes grants coverage extending to certain political risks, such as foreign currency controls and expropriation, which could interfere with the payment from the buyer.

If the Company is required to pay claims on its mortgage insurance or financial guaranty products beyond what it has anticipated, then its financial condition and results of operations could be materially and adversely affected.

The Company’s financial guaranty products may subject it to significant risks from individual or correlated credits.

The breadth of the Company’s business exposes it to potential losses in a variety of its products as a result of a credit problem at one company. For example, the Company could be exposed to an individual corporate credit risk if the credit is contained in multiple portfolios of collateralized debt obligations that the Company insures, or if it is the originator or servicer of loans or other assets backing structured securities that the Company has insured. While the Company tracks its aggregate exposure to single counterparties in its various lines of business and has established underwriting criteria to manage aggregate risk from a single counterparty, there can be no assurance that the Company’s ultimate exposure to a single counterparty will not exceed its underwriting guidelines, due to merger or otherwise, or that an event with respect to a single counterparty will not cause a significant loss. In addition, because the Company insures or reinsures municipal obligations, the Company can have significant exposures to single municipal risks. While the risk of a complete loss, where the Company pays the entire principal amount of a municipal obligation and interest thereon with no recovery, is generally lower than for corporate credits as most municipal bonds are backed by tax or other revenues, there can be no assurance that a single default by a municipality would not have a material adverse effect on the Company’s results of operations or financial condition.

The Company’s delegated underwriting program may subject it to unanticipated claims.

In its mortgage insurance business, the Company permits many of its mortgage lender customers to commit Radian Guaranty to insure loans using pre-established underwriting guidelines. Once a lender is accepted for the Company’s delegated underwriting program, the Company generally insures a loan originated by that lender even if the lender has not followed the specified underwriting guidelines. Even if the Company terminates a lender’s underwriting authority, the Company remains at risk for any loans previously insured by the lender before such termination. A lender could possibly commit the Company to insure a material number of loans with unacceptable risk profiles before the Company were able to discover the problem and terminate that lender’s delegated underwriting authority. The performance of loans insured through programs of delegated underwriting has not been tested over a period of extended adverse economic conditions. If the specified underwriting guidelines are not properly applied by the Company’s lenders, or if the Company has not properly constructed the guidelines, the Company could be required to pay a higher number of claims than it expects.

The Company may face increased risks associated with its contract underwriting business.

In its mortgage insurance business, the Company underwrites some of its customers’ mortgage loans for secondary market compliance while at the same time assessing the loans for mortgage insurance. The Company’s customers sometimes require the Company to purchase, issue mortgage insurance on, or indemnify them against future loss associated with loans that the Company has underwritten for secondary market compliance on their behalf but on which the Company has made a material mistake. The Company, therefore, assumes some credit risk and interest rate risk if it makes an error. In a rising interest rate environment, the value of loans that the Company is required to repurchase could decrease, and consequently, the costs to the Company of such repurchases could increase. In 2003, loans underwritten via contract underwriting accounted for 25.8% of commitments for insurance and 22.6% of insurance certificates issued.

The Company’s revenues from mortgage insurance are dependent on the annual renewals of policies that may be terminated or not renewed by policyholders.

Most of the Company’s mortgage insurance premiums each month are derived from the renewal of policies that the Company has written in previous months. Consequently, a decrease in the length of time that the Company’s mortgage insurance policies remain in force would cause a decline in its revenues, unless the Company is able to write enough new business to replace the canceled policies. Recently, the rate of nonrenewal has been increasing. Factors that could cause an increase in nonrenewals of the Company’s mortgage insurance policies include falling mortgage interest rates (which leads to increased refinancings and associated cancellations of mortgage insurance), appreciating home values, and changes in the mortgage insurance cancellation requirements of mortgage lenders and investors.

The Company’s success depends on its ability to assess and manage its underwriting risks.

The Company’s success depends on its ability to accurately assess and manage the risks associated with the business it insures. The Company generally cannot cancel the mortgage insurance or financial guaranty insurance coverage it provides, and, because it generally fixes premium rates for the life of a policy when issued, it cannot adjust renewal premiums or otherwise adjust premiums over the life of a policy. If the risk underlying a particular mortgage insurance or financial guaranty coverage develops more adversely than anticipated, or if national and regional economies undergo unanticipated stress, the Company generally cannot increase premium rates on in-force business or cancel coverage to mitigate the effects of such adverse developments.

The Company’s mortgage insurance and financial guaranty premium rates may not adequately cover future losses. The Company’s mortgage insurance premiums are based upon its expected risk of claims on the insured loan, and take into account the loan’s LTV, loan type, mortgage term, occupancy status and coverage percentage, among other factors. Similarly, the Company’s financial guaranty premiums are based upon its expected risk of claim on the insured obligation, and take into account, among other factors, the rating and creditworthiness of the issuer of the insured obligations, the type of insured obligation, the policy term and the structure of the transaction being insured. In addition, the Company’s premium rates take into account expected cancellation rates, operating expenses and reinsurance costs, as well as profit and capital needs and the prices that the Company expects would be offered by its competitors. However, once issued, the Company cannot cancel the financial guaranty insurance coverage it provides. Since Financial Guaranty’s agreements to issue policies generally fix premium rates for the life of a policy when issued, the Company cannot adjust premiums over the life of the policy. If the risk underlying a particular policy develops more adversely than anticipated, or if national or regional economies undergo unanticipated stress, the Company generally cannot increase premium rates on in-force financial guaranty business or cancel coverage to mitigate the effects of such adverse developments. Despite the analytical methods employed, the Company’s premiums earned and the associated investment income on the premiums may ultimately prove to be inadequate to compensate for losses the Company may incur.

The Company’s success is dependent on its ability to manage its investment risks.

The Company’s income from its investment portfolio is one of its primary sources of cash flow to support its operations and claim payments. If the Company’s calculations with respect to its policy liabilities are incorrect, or if the Company improperly structures its investments to meet these liabilities, the Company could have unexpected losses, including losses resulting from forced liquidation of investments before their maturity. The Company’s investments and investment policies and those of its subsidiaries are subject to state insurance laws, and may change depending upon regulatory, economic and market conditions and the existing or anticipated financial condition and operating requirements, including the tax position, of the Company’s business segments.

There can be no assurance that the Company’s investment objectives will be achieved. The success of the Company’s investment activity is affected by general economic conditions, which may adversely affect the markets for interest-rate-sensitive securities, including the extent and timing of investor participation in such markets, the level and volatility of interest rates and, consequently, the value of such fixed-income securities. Volatility or illiquidity in the markets in which the Company directly or indirectly holds positions could adversely affect the Company.

If housing values fail to appreciate, the Company’s ability to recover amounts paid on defaulted mortgages may be reduced and its earnings may decrease.

Under the Company’s standard mortgage insurance policy, upon default the Company generally has the option of paying an entire loss amount and taking title to a mortgaged property or paying the Company’s coverage percentage in full satisfaction of its obligations under the policy. In recent years with a strong housing market, the Company has been able to take advantage of paying the entire loss amount on certain defaulted loans and selling properties quickly. If housing values fail to appreciate, the Company’s ability to recover amounts paid on defaulted mortgages may be reduced or delayed, which may decrease the Company’s earnings.

A downgrade of the ratings of any of the Company’s subsidiaries by any of the rating agencies could adversely affect the Company’s business.

The insurance financial strength ratings assigned by S&P, Moody’s and Fitch to the Company’s subsidiaries may be downgraded by one or more of the rating agencies as a result of changes in the views of the rating agencies or adverse developments in the Company’s or its subsidiaries’ financial condition or results of operations due to underwriting or investment losses or otherwise. The Company’s subsidiaries have been assigned the following insurance financial strength ratings:

	MOODY’S	MOODY’S OUTLOOK	S&P	S&P OUTLOOK	FITCH	FITCH OUTLOOK
Radian Guaranty	Aa3	Stable	AA	Stable	AA	Stable
Radian Insurance	Aa3	Stable	AA	Stable	AA	Stable
Amerin Guaranty	Aa3	Stable	AA	Stable	AA	Stable
Radian Reinsurance	Aa2	Under Review	AA	Negative	AA	Stable
Radian Asset Assurance	Not Rated	—	AA	Negative	AA	Stable

If the financial strength ratings of any of the Company’s mortgage insurance subsidiaries, Radian Guaranty, Radian Insurance or Amerin Guaranty, fall below “Aa3” from Moody’s or the “AA” level from S&P and Fitch, then national mortgage lenders and a large segment of the mortgage securitization market, including Fannie Mae and Freddie Mac, generally will not purchase mortgages or mortgage-backed securities insured by them. If the insurance financial strength rating of Radian Asset Assurance falls below the “AA” level from S&P or Fitch, it could have a material adverse effect on its competitive position and its prospects for future financial guaranty insurance opportunities. If the insurance financial strength rating of Radian Reinsurance falls below “AA” from S&P or Fitch, or “Aa2” from Moody’s, the value of the reinsurance offered by Radian Reinsurance to its primary insurers could be reduced and may no longer be of sufficient economic value to its primary insurers for them to continue to cede insurance to Radian Reinsurance at economically viable rates.

Radian Reinsurance and Radian Asset Assurance are also parties to numerous reinsurance agreements with primary insurers that grant the primary insurers the right to recapture all of the business assumed by Radian Reinsurance or Radian Asset Assurance under these agreements if the insurance financial strength rating of Radian Reinsurance or Radian Asset Assurance, as the case may be, is downgraded below the rating levels from specified rating agencies established in the agreements, and, in some cases, the right to increase the commissions charged to Radian Reinsurance for cessions in order to compensate the primary insurers for the decrease in credit that the rating agencies allow the primary insurers for the reinsurance provided by the Company’s financial guaranty subsidiaries.

In October 2002, S&P announced that it had downgraded the insurance financial strength rating of Radian Reinsurance from “AAA” to “AA” (and on April 8, 2003, Fitch announced that it had downgraded the insurance financial strength rating of Radian Reinsurance from “AAA” to “AA” and removed it from “negative watch”). As a result of the downgrade by S&P, the primary insurers had the right, as described above, to recapture the financial guaranty reinsurance assumed by Radian Reinsurance, including substantially all of the unearned premium reserves of Radian Reinsurance. The primary insurers did not have a similar right with respect to the downgrade by Fitch. As described above, the primary insurers also had the right to increase commissions charged to Radian Reinsurance for cessions, including the right to a cash refund of a portion of the unearned premium reserves previously ceded to Radian Reinsurance reflecting the increased commissions. Radian Reinsurance reached agreement with three of the primary insurers whereby such primary insurers agreed not to exercise their rights with respect to the downgrade of Radian Reinsurance by S&P, without additional cost to Radian Reinsurance. The remaining primary insurer exercised its right to recapture substantially all of its business effective January 31, 2004. See Item 1 of this report, under the caption “Ratings”, for more information regarding the impact of the recapture by such primary insurer.

Although Radian Reinsurance may be able to offset some of the effects of increased commissions or reduced reinsurance premiums by posting collateral for the benefit of the reinsurers, the S&P downgrade could have a material adverse effect on Radian Reinsurance’s competitive position and/or its prospects for future reinsurance opportunities. The Company cannot be certain that the rating agencies will not make further revisions to Radian Reinsurance’s or Radian Asset Assurance’s insurance financial strength ratings, which would again trigger these rights of the primary insurers.

For more information about the Company’s ratings, see “Item 1. Business—Risk Management—Ratings”.

An increase in the Company’s subsidiaries’ risk-to-capital ratio and/or leverage ratio may prevent them from writing new insurance.

Rating agencies and state insurance regulators impose capital requirements on the Company’s subsidiaries (Radian Guaranty, Amerin Guaranty, Radian Insurance, Radian Reinsurance and Radian Asset Assurance and their respective subsidiaries). These capital requirements include risk-to-capital ratios, leverage ratios and surplus requirements, and limit the amount of insurance that these subsidiaries may write. Moody’s and S&P have also entered into an agreement with Radian Guaranty that obligates Radian Guaranty to maintain at least $30 million of capital in Radian Insurance as a condition of the issuance and maintenance of Radian Insurance’s “Aa3” rating from Moody’s and “AA” rating from S&P. The Company’s subsidiaries have several alternatives available to control their risk-to-capital ratios and leverage ratios, including obtaining capital contributions from Radian Group Inc. as the parent holding company, purchasing reinsurance, or reducing the amount of new business written. To date, none of the Company’s subsidiaries has had any difficulty in maintaining appropriate risk-to-capital or leverage ratios or has been limited in its ability to write new insurance. However, a material reduction in the statutory capital and surplus of a subsidiary, whether resulting from underwriting or investment losses or otherwise, or a disproportionate increase in risk in force, could increase a subsidiary’s risk-to-capital ratio or leverage ratio. This in turn could limit that subsidiary’s ability to write new business or require that subsidiary to obtain reinsurance for existing business, which then could materially adversely affect the Company’s results of operations and financial condition.

The private mortgage insurance industry is highly competitive and the Company’s revenues could decline as a result of competition.

The United States private mortgage insurance industry is highly dynamic and intensely competitive. The Company’s competitors include:

•	other private mortgage insurers, some of which are subsidiaries of well capitalized companies with higher insurance financial strength ratings and greater access to capital than the Company has;

•	federal and state governmental and quasi-governmental agencies, principally the Federal Housing Administration (the “FHA”) and the Veterans Administration (“VA”);

•	mortgage lenders and other intermediaries that forgo third-party insurance coverage and retain the full risk of loss on their high-LTV loans; and

•	mortgage lenders that demand increased participation in revenue sharing arrangements such as captive reinsurance arrangements.

In addition, there are an increasing number of alternatives to traditional private mortgage insurance, which could reduce the demand for the Company’s insurance products. These include:

•	investors using credit enhancements other than private mortgage insurance or using other credit enhancements in conjunction with reduced levels of private mortgage insurance coverage; and

•	mortgage lenders structuring mortgage originations such as a first mortgage with an 80% LTV and a second mortgage with a 10% LTV, which is referred to as an “80-10-10 loan,” rather than a first mortgage with a 90% LTV. The Company believes that the use of 80-10-10 loans has increased significantly during the last two years.

Many factors affect the relative competitive positions of the private mortgage insurance industry and the Company’s competitors, including price, underwriting criteria, legislative and regulatory initiatives that affect the FHA’s competitive position and the capital adequacy of, and alternative business opportunities for, lending institutions.

If the Company is unsuccessful at meeting the competition in its industry, its revenues may decline.

Because many of the mortgage loans that the Company insures are sold to Fannie Mae and Freddie Mac, changes in their business practices could significantly reduce the Company’s revenues.

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

Additionally, Fannie Mae and Freddie Mac could decide to differentiate between mortgage insurance companies rated “AAA” rather than “AA.” Such a decision could impair the ability of the Company’s subsidiaries, Radian Guaranty and Amerin Guaranty, which are both rated “AA,” to compete with “AAA”-rated companies. Currently, there is one “AAA”-rated mortgage insurance company. If Fannie Mae and Freddie Mac choose to purchase mortgage insurance from “AAA”-rated companies instead of the Company, the Company’s revenues would decline.

The Company faces significant competition in the financial guaranty industry and its revenues could decline as a result of competition.

The financial guaranty industry is also highly competitive. The principal sources of direct and indirect competition are:

•	other financial guaranty insurance companies;

•	multiline insurers that have increased their participation in financial guaranty reinsurance, some of which have formed strategic alliances with some of the U.S. primary financial guaranty insurers; and

•	other forms of credit enhancement, including letters of credit, guaranties and credit default swaps provided primarily by foreign and domestic banks and other financial institutions, some of which are governmental enterprises or have been assigned the highest ratings awarded by one or more of the major rating agencies or which have agreed to post collateral to support their risk position.

The rating agencies allow credit to a ceding company’s capital requirements and single risk limits for reinsurance ceded in an amount that is in part determined by the financial strength rating of the reinsurer. Some of the Company’s competitors have greater financial resources and are better capitalized than the Company and/or have been assigned higher ratings by one or more of the major rating agencies. Competition in the financial guaranty reinsurance business is based on many factors, including overall financial strength, pricing, service and evaluation by the rating agencies of financial strength.

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

The U.S. Department of Housing and Urban Development (“HUD”) proposed a rule under the Real Estate Settlement Procedures Act (“RESPA”) to create an exemption from the provisions of RESPA that prohibit the giving of any fee, kickback or thing of value under any agreement or understanding that real estate settlement services will be referred. The proposed rule would have made the exemption available to lenders that, at the time a borrower submits a loan application, give the borrower a firm, guaranteed price for all the settlement services associated with the loan. In 2003, HUD withdrew the proposed rule and submitted another rule to the Office of Management and Budget. The contents of the new rule have not yet been made public, although most commentators are assuming that the new rule is similar to the old rule. If the new rule is implemented, the premiums charged for mortgage insurance could be negatively affected.

The Company’s business and its legal liabilities may also be affected by federal or state consumer, lending and insurance laws and regulations. In recent years the Company has also been subject to consumer lawsuits alleging violations of RESPA. If litigation or changes with respect to these laws and regulations are resolved in a way that is unfavorable to the Company, the Company’s revenues could decline.

Changes in tax laws could reduce the demand or profitability of financial guaranty insurance, which could harm the Company’s business.

Any material change in the U.S. tax treatment of municipal securities, or the imposition of a “flat tax” or a national sales tax in lieu of the current federal income tax structure in the United States, and changes in the treatment of dividends could adversely affect the market for municipal obligations and, consequently, reduce the demand for financial guaranty insurance and reinsurance of such obligations.

The Jobs and Growth Tax Relief Reconciliation Act of 2003, enacted in May 2003, significantly reduces the federal income tax rate for individuals on dividends and long-term capital gains. This tax change may adversely affect the market for municipal obligations and, consequently, reduce the demand for financial guaranty insurance and reinsurance of these obligations, which could reduce the Company’s revenue and profitability from the writing of such insurance and reinsurance. Future potential changes in U.S. tax laws, including current efforts by certain members of Congress and the Bush administration to eliminate the federal income tax on dividends, might also affect demand for municipal securities and for financial guaranty insurance and reinsurance of those obligations.

The Company’s growth may be restricted if its insurance subsidiaries were unable to obtain reinsurance or other forms of capital.

The Company’s financial guaranty insurance subsidiaries’ ability to maintain reinsurance capacity or other forms of capital is important to its growth strategy for its financial guaranty business. In order to comply with regulatory, rating agency and internal capital and single risk retention limits as the Company’s business grows, these subsidiaries may need access to sufficient reinsurance or other capital capacity to underwrite transactions. The market for reinsurance has recently become more concentrated, as several participants have exited the industry. If the Company were to become unable to obtain sufficient reinsurance or other forms of capital, this could have an adverse impact on the Company’s ability to issue new policies and grow its business. However, one of the benefits to the Company of the recapture of a portion of Radian Reinsurance’s business by a primary financial guaranty insurer is the availability of capital to support Financial Guaranty’s growth. In addition, if the Company were to consummate a currently contemplated merger between Radian Asset Assurance and Radian Reinsurance, Financial Guaranty would be able to utilize the capital of both its insurance companies to support the growth of its businesses.

The performance of the Company’s strategic investments could harm its financial results.

At December 31, 2003, the Company had investments in affiliates of $328.5 million. The performance of the Company’s strategic investments in affiliates could be harmed by:

•	the lack of stability of capital markets;

•	changes in the Company’s capital requirements due to initiatives by The Office of Federal Housing Enterprise Oversight and/or the rating agencies;

•	changes in the mortgage and other financial markets;

•	future movements in interest rates;

•	those operations’ future financial condition and performance;

•	the ability of those entities to execute future business plans; and

•	the Company’s dependence upon management to operate those companies in which it does not own a controlling share.

In addition, the Company’s ability to engage in additional strategic investments is subject to the availability of capital and maintenance of its insurance financial strength ratings by rating agencies.

The Company may not be able to effectively manage its growth.

The Company seeks to expand its business internationally and into new markets. Its expansion into new markets presents it with different risks and management challenges. The Company may not be able to effectively manage new operations or successfully integrate them into its existing operations.

If the potential merger of Radian Asset Assurance and Radian Reinsurance were to occur, the combined Financial Guaranty insurance company would face additional risks.

The Company is currently contemplating a merger of Radian Reinsurance into Radian Asset Assurance. If the merger were to occur, the rating agencies would review the transaction and its potential effects on the Company, and such review could result in a change in Radian Asset Assurance’s or the Company’s rating (either positive or negative). While the Company does not currently anticipate that the merger would have a material adverse effect on its or Radian Asset Assurance’s ratings by any of the rating agencies that rate them, and any determination by any of the rating agencies to lower any of its ratings of the Company or Radian Asset Assurance could affect a decision whether or not to proceed with the merger, the Company cannot provide assurance that were the merger to be consummated, it would not result in a reduction in any such rating, or that the potential for a reduction in any such rating would result in the merger not being consummated. A reduction in any such ratings could have a material adverse effect on the Company and its businesses.

If the merger were to occur, the Company’s reinsurance customers may view the combined entity as more of a competitor and a threat to their business and prospects, since Radian Asset Assurance would be a larger entity that not only reinsures their obligations, but also could directly insure larger obligations in competition with them. Even if Radian Asset Assurance’s ratings were not changed as a result of the merger, any of the Company’s reinsurance customers could: (i) Compete with the Company more vigorously than they do now on the direct financial guaranty transactions or other transactions the Company insures, (ii) materially reduce or eliminate the reinsurance currently ceded by such customer to the Company, (iii) if such customer does not consent to the merger and its reinsurance agreements with the Company do not permit Radian Reinsurance to merge with another entity, exercise any right to recapture all of the business ceded to Radian Reinsurance under such agreements, or (iv) become more reluctant to partner with the Company on transactions. Consequently, the Company may: (i) experience a reduction in the number of transactions entered into, the premium received and/or the premium rate relative to the insurance exposure on future transactions, (ii) have a material reduction in future reinsurance premiums written and earned, and/or (iii) be required to return unearned premium previously received by Radian Reinsurance. A reduction in direct insurance or reinsurance premiums received or the premium rates received, or the requirement to return unearned premium to the ceding company could have a material adverse effect on Financial Guaranty’s business. Since Financial Guaranty has a relatively small number of reinsurance clients, if any of these customers were to reduce or eliminate the reinsurance ceded to Financial Guaranty, or require the return of unearned premium, it could have a material adverse effect on Financial Guaranty.

Part I

Item 1.    Business

General

Radian Group Inc. (the “Company”) provides, through its subsidiaries and affiliates, insurance and financial services to financial institutions in the United States of America and globally. The principal business segments of the Company are mortgage insurance, financial guaranty and financial services. The following table shows the percentage contributions to total revenues and net income of these businesses for 2003:

	Revenues	Net Income
Mortgage Insurance	66.0%	72.5%
Financial Guaranty	25.0%	16.5%
Financial Services	9.0%	11.0%

For selected financial information about each segment, see Note 2 of the Notes to Consolidated Financial Statements under the caption “Segment Reporting” included in Part II, Item 8 of this report.

The Company’s strategic objective is to be a diversified global credit enhancement and financial services company focused on returns on allocated equity. The key components of this strategy are to:

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

Mortgage Insurance Business

The Company provides, through its wholly owned subsidiaries, Radian Guaranty Inc., Amerin Guaranty Corporation and Radian Insurance Inc. (individually referred to as “Radian Guaranty”, “Amerin Guaranty” and “Radian Insurance” and together referred to as “Mortgage Insurance”), private mortgage insurance and risk management services to mortgage lending institutions located throughout the United States. Private mortgage insurance protects mortgage lenders from default-related losses on residential first mortgage loans made primarily to home buyers who make down payments of less than 20% of the home’s purchase price. Private mortgage insurance also facilitates the sale of such mortgage loans in the secondary mortgage market, principally to Freddie Mac and Fannie Mae (Government Sponsored Enterprises, “GSEs”). Radian Guaranty is restricted to providing insurance on residential first mortgage loans only. Beginning October 1, 2001, Amerin Guaranty was licensed to write second mortgage insurance. Mortgage Insurance offers two principal types of private mortgage insurance coverage, primary and pool. At December 31, 2003, primary insurance made up 88.7% of Mortgage Insurance’s total risk in force and pool insurance made up 7.9% of Mortgage Insurance’s total risk in force on first lien mortgages. During the third quarter of 2000, the Company commenced operations in Radian Insurance, a subsidiary of Radian Guaranty that writes credit insurance on non-traditional mortgage-related assets, such as second mortgages and manufactured housing loans, and provides credit enhancement to mortgage-related capital market transactions. The risk in force in Radian Insurance and Amerin Guaranty was $1.1 billion at December 31, 2003, which represented 3.4% of the mortgage insurance risk in force.

Premium rates in the mortgage insurance business are determined on a risk adjusted basis that includes borrower, loan, and property characteristics. Radian uses models to project the premiums, losses and expenses, as well as the capital necessary to be held in support of the risk. Pricing is established in an amount that Radian expects will allow a reasonable return on allocated capital. Flow business (loans insured on an individual basis) is generally priced based on rates that have been filed with the various state insurance departments. Structured mortgage insurance business is generally priced based on the specific characteristics of the insured portfolio and can vary significantly from portfolio to portfolio depending on a variety of factors including the quality of the underlying loans, the credit history of the borrowers, the amount of coverage required, and the amount, if any, of credit protection below Radian’s risk position.

Primary Insurance

Primary insurance provides mortgage default protection on individual loans up to a specified coverage percentage. This coverage percentage is applied to the unpaid loan principal, plus past due interest and certain expenses associated with the default (collectively, the “claim amount”). Upon receipt of a valid claim the Company’s maximum liability is determined by applying the appropriate coverage percentage to the claim amount.

A portion of the Company’s current business is written with 30% coverage on loans with a loan-to-value ratio (“LTV”) between 90.01% and 95% (“95s”) and 25% coverage on loans with an LTV between 85.01% and 90% (“90s”). In January 1999, Fannie Mae announced a program that allows for lower levels of required mortgage insurance for certain low down payment loans approved through its “Desktop Underwriter” automated underwriting system.

The insured lender is required to obtain title to the property in order to submit a claim. Upon receipt of a valid claim, the Company generally has three options to settle the claim. The decision to select a settlement option is based on the value of the property. The claim settlement options are as follows:

•	Pay the full claim amount and the Company acquires title to the property or;

•	Pay the Coverage Percentage (maximum liability) and the insured lender keeps title to the property or;

•	Pay the deficiency on an approved sale not to exceed the Company’s maximum liability.

In 2003, the Company paid the maximum liability for approximately 73% of total valid claims received. Approved sales resulted in approximately 26% of the valid claims being settled for an amount less than the maximum liability. The value of the property supported the Company paying the full claim amount and acquiring title to the property in approximately 1% of filed claims. Strong property values over the past few years have ultimately resulted in increased loss mitigation opportunities for the Company.

Pool Insurance

Pool insurance differs from primary insurance in that the maximum liability to the Company is not limited to a specific coverage percentage on each individual loan in the pool. There is an aggregate exposure limit (“stop loss”) on a “pool” of loans that is generally between 1% and 10% of the initial aggregate loan balance. Because of the lack of exposure limits on individual loans and the generally lower premium rates associated with pool insurance, the rating agency capital requirements for this product are more restrictive than primary insurance. Modified pool insurance has the stop loss-like feature of pool insurance and exposure limits on each individual loan.

The Company offers pool insurance on a selective basis. Generally, pool insurance is a credit enhancement on mortgage loans included in mortgage-backed securities or in whole loan sales, as well as certain other structured transactions. This pool insurance has a very low stop loss, generally 1.0% to 1.5%. The insured pools contain loans with and without primary mortgage insurance. Loans without primary insurance generally have an LTV of 80% or below. Premium rates on this business are significantly lower than primary mortgage insurance rates. Therefore, anticipated profitability on this business is lower than that of primary insurance. During 2003, the Company had pool risk written of $933 million (5.2% of the Company’s total mortgage insurance risk written) compared to $174 million in 2002 and $255 million in 2001. An increasing number of structured transactions have both primary and pool components. The Company expects to write a similar amount of pool insurance in 2004 as it did in 2003, with the continued writing of other forms of pool or modified pool insurance as opportunities arise.

Structured Transactions

The Company engages in structured transactions that may include primary insurance, pool insurance or some combination thereof. A structured transaction generally involves insuring a large group of seasoned or unseasoned loans or issuing a commitment to insure new loan originations under negotiated terms. Some structured transactions contain a risk-sharing component under which the insured or a third party assumes a first-loss position or shares in losses in some other manner. Opportunities for structured transactions have increased during the last three years and this trend is expected to continue, but the Company competes with other mortgage insurers as well as capital market executions such as senior/subordinated security structures to obtain such business. Most structured transactions involve non-traditional mortgage or mortgage-related assets such as higher loan balance “jumbo,” Alternative A (“Alt-A”) and A minus mortgages. Alt-A and A minus mortgages are included in the Company’s “non-prime” business. Competition for this business is generally based upon price and is also based on the percentage of a given pool of loans that the Company is willing to insure. In 2003, the Company wrote $18.9 billion of primary insurance in structured transactions consisting of approximately 41% prime loans and 59% non-prime loans, which represented 27.6% of primary new insurance written.

Risk/Revenue Sharing Products

The Company offers financial products to its customers that are designed to allow the customers to participate in the risks and rewards of the mortgage insurance business. The most common product is captive reinsurance, in which a lender sets up a reinsurance company that assumes part of the risk associated with that lender’s insured book of business. In most cases, the risk assumed by the reinsurer is an excess layer of aggregate losses that would be penetrated only in a situation of adverse loss development. The Company has experienced a trend toward increased use of these risk/revenue sharing products at increased percentage levels. The Company continues to evaluate the level of revenue sharing against the risk sharing on a customer-by-customer basis. The Company had approximately 45 active captive reinsurance agreements in place at December 31, 2003 and could enter into several new agreements or modify existing agreements in 2004, some with large national lenders. Premiums ceded to captive reinsurance companies in 2003 were $73.6 million, representing 10% of total direct mortgage insurance premiums earned, as compared to $57.1 million, or 8.3% of total premiums earned in 2002. Primary insurance written in 2003 that had captive reinsurance associated with it was $21.9 billion, or 32.1% of the Company’s total primary insurance written as compared to $17.0 billion or 34.8% in 2002. During 2000, Freddie Mac issued standards for captive reinsurance through its mortgage insurance eligibility requirements.

In addition to captive reinsurance, the Company has entered into risk/revenue sharing arrangements with the GSEs whereby the primary insurance coverage amount on certain loans is recast and the overall risk to the Company is reduced in return for a payment made to the GSEs. Premiums ceded under such programs in 2003 were not significant.

Radian Insurance Inc.

Radian Insurance was reorganized and rated in September 2000 to write credit insurance on mortgage-related assets that are not permitted to be insured by monoline mortgage guaranty insurers. Such assets include second mortgages, manufactured housing loans, home equity loans and mortgages with LTVs above 100%.

Radian Insurance also provides credit enhancement to mortgage-related capital market transactions. The Company believes that there are many opportunities to take advantage of its expertise in credit underwriting and evaluation of asset performance to write business that it is precluded from writing in its monoline mortgage guaranty companies, Radian Guaranty and Amerin Guaranty. Radian Insurance holds a “AA” rating from Standard & Poor’s Insurance Rating Service (“S&P”) and Fitch Ratings (“Fitch”), and a “Aa3” rating from Moody’s Investors Service (“Moody’s”), based on a prudent business plan and a Net Worth and Liquidity Maintenance Agreement with Radian Guaranty, which obligates Radian Guaranty to maintain at least $30 million of capital in Radian Insurance. The insurance structures typically used in Radian Insurance are pool insurance or modified pool insurance that can have a reserve or first loss position in front of Radian Insurance’s layer of risk. In addition to the Net Worth and Liquidity Maintenance Agreement, the Company capitalizes Radian Insurance in an amount that supports the existing risk in force. In October 2001, Radian Insurance entered into a reinsurance agreement with one of its affiliates, Radian Asset Assurance Inc. (“Radian Asset Assurance”), for a substantial part of its business at that time. In 2002, most of the credit insurance on mortgage and mortgage-related assets was written in Radian Asset Assurance. Some of this business was reinsured by Radian Insurance. During 2003, this business was written by both Radian Asset Assurance and Radian Insurance. The Company expects that future business will also be written by both Radian Insurance and Radian Asset Assurance, but the risk will remain with the Company originating the business.

Financial Guaranty Business

On February 28, 2001, the Company acquired the financial guaranty and other businesses of Enhance Financial Services Group Inc. (“EFSG”), a New York-based insurance holding company that primarily insures and reinsures credit-based risks, at a purchase price of approximately $581.5 million. The Company has retained EFSG as its financial guaranty insurance holding company, and conducts the financial guaranty business primarily through two insurance subsidiaries, Radian Asset Assurance Inc. (“Radian Asset Assurance”, formerly Asset Guaranty Insurance Company) and Radian Reinsurance Inc. (“Radian Reinsurance”, formerly Enhance Reinsurance Company). Radian Asset Assurance and Radian Reinsurance are collectively referred to in this report as “Financial Guaranty.” In addition, as part of the acquisition, the Company acquired an interest in two active credit-based asset businesses: Credit-Based Asset Servicing and Securitization LLC (“C-BASS”) and Sherman Financial Services Group LLC (“Sherman”). Several smaller businesses acquired with EFSG are either in run-off or have been terminated.

In August 2003, the Financial Services Authority of the United Kingdom granted permission under Part IV of the Financial Services & Markets Act 2000 for Radian Asset Assurance Limited (“RAAL”), a subsidiary of Radian Asset Assurance, to conduct an insurance business in the United Kingdom. RAAL is authorized to conduct the following businesses: suretyship, credit, miscellaneous financial loss and legal expenses. As a result of this additional authority, the Company believes that, through RAAL, it will have additional opportunities to write financial guaranty insurance in the United Kingdom and, subject to compliance with the European passporting rules, in seven countries of the European Union. Although there can be no assurance as to the amount of such financial guaranty insurance RAAL will be able to write, if RAAL is successful it could significantly increase Financial Guaranty’s net premiums written (on a consolidated basis) in the future, and subsequently increase its net premiums earned (on a consolidated basis), as such premium written becomes earned over the life of the obligations insured.

Financial guaranty insurance provides an unconditional and irrevocable guaranty to the holder of a financial obligation of full and timely payment of principal and interest when due. In some circumstances, primarily in the mortgage-backed securities business, financial guaranty insurance may also pay principal, but only to the extent the outstanding principal balance on the financial obligation exceeds the value of the collateral insuring the financial obligation. Generally, in the event of a default under a financial guaranty obligation, payments under the insurance policy may not be accelerated by the holder of the insured obligation, without the approval of the insurer. The holder continues to receive payments of principal and interest on schedule, as if no default had occurred, and each subsequent purchaser of the obligation generally receives the benefit of such guaranty. The insurer retains the option to pay the obligation in full at any time. Also, the insurer often has recourse against the issuer and/or any related collateral for amounts paid under the terms of the policy.

The issuer of any obligation generally pays the premium for financial guaranty insurance either in full at the inception of the policy or, in the case of most structured finance transactions, in monthly, quarterly, semi-annual or annual installments from the cash flow of the related collateral. For public finance transactions, premium rates are typically stated as a percentage of total principal and interest. For asset-backed and structured finance transactions, premium rates are typically stated as a percentage of the total principal. The establishment of a premium rate for a transaction reflects some or all of the following factors:

•	issuer-related factors, such as credit strength of the issuer and its sources of income;

•	obligation-related factors, such as type of issue, type and amount of collateral pledged, the revenue sources and amount therefrom, restrictive covenants and maturity; and

•	insurer- and market-related factors, such as rating agency capital charges, competition, if any, from other insurers and the credit spreads in the market available to pay premium.

Premiums are almost always non-refundable and are invested upon receipt. Premiums paid in full at inception are recorded as revenue (“earned”) over the life of the obligation (or the coverage period if shorter). The portion of the premium recorded as revenue in a specific quarter or year is proportional to the amortization of insured principal during that quarter or year. Premiums paid in installments are generally recorded as revenue in the accounting period in which coverage is provided. This long and relatively predictable premium earnings pattern is characteristic of the financial guaranty insurance industry and provides a relatively predictable source of future revenues to Financial Guaranty.

The financial guaranty insurance market that Financial Guaranty participates in consists of the following lines of business:

•	public finance, which includes tax-exempt and taxable indebtedness of states, counties, cities, utility districts and other political subdivisions, bonds issued by sovereign and sub-sovereign entities as well as project financings for obligors such as airports, higher education and health care facilities, where the issuers and the insured obligations are predominantly rated investment grade;

•	structured finance, consisting of asset-backed and structured finance insurance, which typically consist of securities that are payable from or which are tied to the performance of a specified pool of assets underlying these obligations and offer a defined cash flow. Examples include residential and commercial mortgages, a variety of consumer loans, corporate loans and bonds, trade and export receivables and equipment; real property leases; collateralized corporate debt obligations, including obligations of counterparties under derivative transactions, credit default swaps and certain other financial guaranty contracts, where the servicers of such obligations or Financial Guaranty’s counterparty, and the insured obligations are rated investment grade;

•	reinsurance of public finance, structured finance and trade credit obligations; and

•	reinsurance, consisting of certain transactions which are structured as reinsurance, but which are underwritten in the same manner as Radian Asset Assurance’s direct guaranties.

The following table summarizes the net premiums written and earned for the indicated financial guaranty lines of business for 2003, 2002 and 2001 (for 2001, from the date of acquisition of EFSG by the Company):

	December 31
	2003	2002	2001
	(in thousands)
Net Premiums Written:
Public Finance Direct	$85,178	$62,849	$35,652
Public Finance Reinsurance	81,877	48,130	36,773
Structured Direct	88,053	66,644	12,016
Structured Reinsurance	48,702	60,297	36,427
Trade Credit Reinsurance	64,827	48,416	22,362

Total	$368,637	$286,336	$143,230

Net Premiums Earned:
Public Finance Direct	$18,277	$14,717	$13,097
Public Finance Reinsurance	51,118	39,228	26,431
Structured Direct	73,720	42,534	12,804
Structured Reinsurance	48,497	57,597	32,099
Trade Credit Reinsurance	56,951	32,557	22,024

Total	$248,563	$186,633	$106,455

Included in net premiums written and earned on structured products for 2003 were $54.1 million and $42.0 million, respectively, of credit enhancement fees on derivative financial guaranty contracts, compared to $40.4 million and $19.8 million, respectively, of credit enhancement fees on derivative financial guaranty contracts in 2002, and $5.3 million for both net premiums written and earned in 2001. Credit derivatives are classified as derivatives under Statement of Financial Accounting Standards No. 133. The mark-to-market position on derivatives must be accounted for as either assets or liabilities on the Consolidated Balance Sheets, and measured at fair value. Although there is no cash flow from “marking-to-market,” net changes in the fair value of the derivative are reported in the Consolidated Statements of Income.

Public Finance

Financial guaranty of public finance obligations provides credit enhancement of bonds, notes and other evidences of indebtedness issued by states and their political subdivisions (for example, counties, cities, or towns), utility districts, public and private non-profit universities and hospitals, public housing and transportation authorities, and other public and quasi-public entities. Municipal bonds are supported by the issuer’s taxing power in the case of general obligation or special tax-supported bonds, or by its ability to impose and collect fees and charges for public services or specific projects in the case of most revenue bonds. Insurance provided to the public finance market has been and continues to be a major source of revenue for the financial guaranty insurance industry.

Structured Finance

Asset-backed securitizations constitute a form of structured financing that is distinguished from unsecured debt issues by being secured by a specific pool of assets held by the issuing entity, rather than relying on the general unsecured creditworthiness of the issuer of the obligation. While most asset-backed debt obligations represent interests in pools of funded assets, such as residential and commercial mortgages and credit card or auto loan receivables, financial guarantors have also insured asset-backed debt obligations secured by a few assets, such as utility mortgage bonds and multi-family housing bonds. Other asset-backed classes of debt include pools of synthetic assets, which involve a guaranty of credit risk without the removal of the subject assets from the insured’s balance sheet. The transfer of this type of credit risk is referred to as a synthetic credit default swap. The asset-backed securities market, including both synthetic and funded collateralized debt obligations, has grown significantly in recent years, although there is no marketplace consensus on the portion of this market that is insured. Financial Guaranty increased its participation as an insurer of such transactions on a global basis during 2002 and 2003. The Company anticipates that Financial Guaranty will continue its participation in these transactions during 2004 and in subsequent years. Financial Guaranty’s structured finance business includes certain transactions that provide an unconditional and irrevocable guaranty of a counterparty’s obligations under a credit default swap. Through these transactions, Financial Guaranty generally assumes credit risk on defined portfolios of corporate credits, although these portfolios may also consist of asset-backed securities (including mortgage-backed securities and other consumer asset-backed securities). Such transactions may require short-term settlement of a credit event and are accounted for as derivatives per Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and therefore they may be required to post collateral even if there is no actual or anticipated loss on the transaction.

Since December 2000, Financial Guaranty has provided credit protection for pools of synthetic corporate obligations, synthetic mortgage-backed obligations and other asset-backed securities by insuring the obligations of sellers of protection under credit default swaps (such obligations being referred to herein as “Synthetic Obligations”). Financial Guaranty typically bases its credit protection for corporate obligations upon the occurrence of certain defined events for senior unsubordinated debt obligations contained within investment grade pools (as determined by S&P or Moody’s). Such pools have ranged from 49 to 479 obligors. Typically, Financial Guaranty provides protection up to a specified exposure amount per obligor (generally $10 or $15 million, but it may vary on a transaction-by-transaction basis), and aggregate exposure of $20.0 million to $380.7 million per pool of obligors. Financial Guaranty’s requirements to participate in these transactions generally include sufficient subordination and other protections such that Financial Guaranty’s risk attachment point and risk layer are set no lower than at an internally determined minimum tranche rating, which is generally at a “AA” or “AAA” attachment point as defined by at least one of the major rating agencies. In order to estimate this level, Financial Guaranty uses several internal and publicly available tools to model the risk associated with the transaction, including, without limitation, rating agency models such as S&P’s CDO Evaluator Model. Still, Financial Guaranty seeks a rating from the relevant rating agency on each transaction. Financial Guaranty further evaluates each deal by analyzing the individual obligors in the pool, including the concentration of industries in which they operate, the number of the obligors on credit watch for downgrade, if any, and a comparison of spreads on the debt obligations of these obligors to the market norm for similar companies. Financial Guaranty has set internal limits as to aggregate risk per obligor, industry sector and tranche size, and has developed a methodology for aggregating risk across its insured pools. At December 31, 2003 and 2002, Financial Guaranty had, on a direct basis, $7.2 billion and $4.9 billion, respectively, of such notional exposure consisting of 46 and 38 deals, respectively, as of such dates.

Because the same obligor may exist in a number of transactions, the 10 largest gross nominal exposures by Financial Guaranty to an individual corporate obligor in Financial Guaranty’s direct written book as of December 31, 2003 ranged from $313.0 million to $390.5 million, compared to a range of $264.6 million to $342.4 million in 2002. However, since each transaction in which a corporate obligor is covered has a distinct subordination requirement, meaning that prior credit events must occur with respect to other obligors in the pool in order for Financial Guaranty to have an obligation to pay in respect of a specific obligor, the Company believes that Financial Guaranty’s actual exposure to each corporate obligor is significantly less than such nominal exposure. Initial subordination before Financial Guaranty is obligated to pay ranges from 2.0% to 30.7% of the initial total pool size. As of December 31, 2003, the initial subordination for Financial Guaranty’s directly written protection ranged from $25.0 million to $460.0 million, and the subordination remaining for such transactions ranged from $9.6 million to $460.0 million. Financial Guaranty monitors not only the nominal exposure for each obligor for which it provides protection, but also risk-adjusted measures, taking into account, among other factors, current assessments of the relative risk that would be represented by direct exposure to the particular obligor and the remaining subordination in the transactions in which Financial Guaranty has exposure to a particular obligor.

The gross par originated on both a direct and reinsurance basis in the structured finance area for 2003, 2002 and 2001 is as follows:

Type	2003	2002	2001
	(in millions)
Asset-backed	$5,507	$5,926	$3,864
Collateralized debt obligations	4,986	4,456	1,267
Other structured	395	546	644

Total structured finance	$10,888	$10,928	$5,775

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

One of the more important of the various benefits provided by reinsurance to a ceding company is the ability it gives to write greater single risks and greater aggregate risks while remaining in compliance with the risk limits and capital requirements of applicable state insurance laws and rating agency guidelines. State insurance regulators allow ceding companies to reduce the liabilities appearing on their balance sheets to the extent of reinsurance coverage obtained from licensed reinsurers or from unlicensed reinsurers meeting certain solvency and other financial criteria. Similarly, the rating agencies permit a reduction in both exposures and liabilities ceded under reinsurance agreements, with the amount of credit permitted dependent on the financial strength rating of the reinsurer.

The principal forms of reinsurance are treaty and facultative. Under a treaty arrangement, the ceding company is obligated to cede, and the reinsurer is obligated to assume, a specified portion of all risks, within ranges, of transactions deemed eligible for cession by the terms of the treaty. Such limitations typically focus on size, security and ratings of the insured obligation. Each treaty is entered into for a defined term, generally one year, with renewals upon mutual consent and rights to early termination under certain circumstances (although the reinsurance risk thereafter extends for the life of the respective underlying obligations). In treaty reinsurance, there is a risk that the ceding company may select weaker credits or proportionally larger amounts to cede to reinsurers. However, Financial Guaranty mitigates this risk by requiring the ceding company to retain a sizable minimum portion of each ceded risk and include limitations on individual deals and sectors of risk. Under a facultative agreement, the ceding company has the option to offer, and the reinsurer has the option to accept, a portion of specific risks, usually in connection with particular obligations. In addition, under a facultative agreement, the reinsurer often performs its own underwriting and credit analysis to determine whether to accept the particular risk, while in a treaty agreement, the reinsurer generally relies on the ceding company’s credit analysis.

Reinsurance is typically written on either a proportional or non-proportional basis. Proportional relationships are those in which the ceding company and the reinsurer share a proportionate amount of the premiums and the losses of the risk group subject to reinsurance. In addition, the reinsurer generally pays the ceding company a commission, which is typically related to the ceding company’s underwriting and other expenses in connection with obtaining the business being reinsured. Non-proportional reinsurance can be done on an excess-of-loss or first-loss basis. An excess-of-loss reinsurance agreement provides coverage to a ceding company up to a specified dollar limit for losses, if any, incurred by the ceding company in excess of a specified threshold amount. A first-loss reinsurance agreement provides coverage to the ceding company on the first dollar of loss. This is a form of structural credit enhancement.

Reinsurers may also, in turn, purchase reinsurance under retrocessional agreements to cover all or a portion of their own exposure for reasons similar to those that cause ceding companies to purchase reinsurance.

Potential Merger of Radian Asset Assurance and Radian Reinsurance

There have been internal discussions regarding, and management has taken steps toward, the merger of the financial guaranty reinsurance business of Radian Reinsurance into Radian Asset Assurance (the “Potential Merger”). If the Potential Merger were to occur, the financial guaranty reinsurance business currently conducted by Radian Reinsurance and the direct financial guaranty business conducted by Radian Asset Assurance would be conducted by Radian Asset Assurance as part of one company, and Radian Asset Assurance would have greater assets, liabilities and shareholder’s equity than it currently has on a stand-alone basis. However, the Potential Merger has not been fully approved by either Radian Asset Assurance’s or Radian Reinsurance’s respective boards of directors and shareholder. In addition, if such a merger were to occur, the transaction and its potential effects on Radian Asset Assurance and Radian Reinsurance would have to be approved by applicable regulatory bodies, including the New York Insurance Department and relevant rating agencies. Financial Guaranty has received preliminary regulatory approval from the New York and California Insurance Departments to the Potential Merger, subject to the satisfaction of certain conditions. However, there can be no assurance that the Potential Merger will occur.

If the Potential Merger were to occur, the Statutory (“STAT”) capital available to Radian Asset Assurance to write direct insurance would increase in an amount equal to the STAT capital of Radian Reinsurance. Consequently, Radian Asset Assurance’s regulatory and rating agency single risk exposure limits would increase to permit Radian Asset Assurance to insure and retain net exposure to larger risks than Radian Asset Assurance would be able to without the Potential Merger, without the need to find ample reinsurance capacity, whether from Radian Reinsurance or an unaffiliated third party. Similarly, the combined entity with larger regulatory and rating agency single risk exposure limits would be able to reinsure and retain net exposure to larger risks than Radian Reinsurance would be able to write without the Potential Merger, without the need to retrocede its risk to Radian Asset Assurance or an unaffiliated third party. Radian Asset Assurance also anticipates that its internally established criteria for single risk exposure should also permit it to retain exposure to larger risks. There can be no assurance, however, that Radian Asset Assurance would be able to insure or reinsure larger risks on terms and conditions acceptable to Radian Asset Assurance.

The Company believes that the Potential Merger could have the effect of making the rating of the larger combined Financial Guaranty company from the major rating agencies more stable, and could decrease the risk of a downgrade of Radian Asset Assurance by such agencies. However, the rating agencies are reviewing the Potential Merger and its potential effects on Financial Guaranty, and such review could result in a change in the rating (either positive or negative) of a combined Financial Guaranty company. Any determination by any of the rating agencies to lower any of its ratings for the combined Financial Guaranty company from those currently in effect for either Radian Asset Assurance or Radian Reinsurance could affect a decision whether or not to proceed with the Potential Merger, and if the Potential Merger were consummated notwithstanding a lowering of the combined Financial Guaranty company rating, it could have a materially adverse effect on Financial Guaranty’s business and would permit its largest financial guaranty primary insurance customers to terminate their current reinsurance relationships with Radian Reinsurance and recapture the reinsurance business ceded to Radian Reinsurance. See “Ratings” in this Item 1 for a description of the rights of certain of Radian Reinsurance’s customers upon a downgrade of the rating of Radian Reinsurance.

In addition, if the Potential Merger were to occur, the Company believes that its current and potential customers would view the combined entity more favorably since Radian Asset Assurance would have materially greater STAT capital. The customers’ credit exposure limits to Radian Asset Assurance should increase as a result of Radian Asset Assurance’s greater capital that could result in the ability of Radian Asset Assurance’s customers to enter into a greater number of and larger-sized transactions with Radian Asset Assurance, especially in its structured finance business, than they would without the Potential Merger. There can be no assurance, however, as to the effect the Potential Merger would have on the number and size of transactions that customers would enter into with Radian Asset Assurance.

However, Financial Guaranty’s reinsurance customers may view the combined Financial Guaranty company as more of a competitor and a threat to their business and prospects, since the combined Financial Guaranty company would be a larger entity that not only reinsures their obligations, but also could directly insure larger obligations in competition with them. Even if the combined Financial Guaranty company ratings were not changed or reduced as a result of the Potential Merger, any of Financial Guaranty’s customers could: (i) compete with Radian Asset Assurance more vigorously than they do now on the direct financial guaranty company transactions Radian Asset Assurance insures, (ii) materially reduce or eliminate the reinsurance currently ceded by such customer to Radian Reinsurance, (iii) if such customer does not consent to the Potential Merger and its reinsurance agreements with Radian Reinsurance do not permit Radian Reinsurance to merge with another entity, exercise any right to recapture all of the business ceded to Radian Reinsurance under such agreements, or (iv) become more reluctant to partner with Financial Guaranty on transactions. Consequently, Financial Guaranty would: (i) experience a reduction in the number of transactions entered into, the premium received and/or the premium rate relative to the insurance exposure on future direct financial guaranty insurance transactions, (ii) have a material reduction in future reinsurance premiums written and earned, and/or (iii) be required to return unearned premiums previously received by Radian Reinsurance. A reduction in direct insurance or reinsurance premiums received or the premium rates received, or the requirement to return unearned premium to the ceding company could have a material adverse effect on Financial Guaranty’s business. Since Radian Reinsurance has a relatively small number of customers, primarily consisting of most of the largest financial guaranty primary insurers, if any of these customers were to reduce or eliminate the reinsurance ceded to Financial Guaranty, or to require the return of unearned premium, it could have a material adverse effect on Financial Guaranty.

Other Financial Guaranty Businesses

Financial Guaranty provides reinsurance to many of the major primary insurers of trade credit exposures. Trade credit insurance protects sellers of goods under certain circumstances against non-payment of the receivables they hold from buyers of those goods. This reinsurance covers receivables where the buyer and seller are in the same country, as well as cross-border receivables. Sometimes in the latter instance, the coverage extends to certain political risks (foreign currency controls, expropriation, etc.) that could potentially interfere with the payment from the buyer. Since April 30, 2003, Radian Reinsurance, rather than Radian Asset Assurance, has provided this reinsurance to the trade credit primary insurers. As a condition for its approval of the Potential Merger, the California Insurance Department has requested that Radian Reinsurance novate its trade credit reinsurance risk off of Radian Reinsurance’s books. Financial Guaranty is in the process of obtaining consents from its trade credit primary insurers to novate these risks to RAAL.

In addition, the Company, through EFSG, owns a 36.0% interest in EIC Corporation Ltd., an insurance holding company (“EIC”) that, through its wholly owned insurance subsidiary licensed in Bermuda (“Exporters”), insures primarily foreign trade receivables for multinational companies, representing a 0.5% decrease in the Company’s ownership in Exporters as a result of certain members of Exporter’s management exercising their rights to acquire additional equity in EIC. Financial Guaranty has provided significant reinsurance capacity to this joint venture on a quota-share, surplus-share and excess-of-loss basis, which risk will be transferred to its affiliate Radian Reinsurance (Bermuda) Limited if the Potential Merger is consummated. The amount of this reinsurance exposure to Exporters at December 31, 2003 is $317.9 million. The Company has reserves of $14.5 million for this exposure, which the Company believes is adequate to cover any losses.

In very limited circumstances, Radian Reinsurance has provided a direct financial guaranty to customers in order to provide them with either (i) financial guaranty from an insurer rated by Moody’s and/or (ii) additional coverage beyond coverage being provided by Radian Asset Assurance. While a few of these financial guaranties had been provided on a stand-alone basis, most of these direct financial guaranties provided by Radian Reinsurance are given in conjunction with a financial guaranty provided by Radian Asset Assurance and include an additional condition to coverage that Radian Asset Assurance shall have failed to pay under its financial guaranty with respect to the same obligation. Financial Guaranty anticipates issuing a very limited number of these policies, none of which on a stand-alone basis, in 2004 and thereafter.

Radian Reinsurance has provided credit protection in respect of synthetic obligations, some of which are directly insured by Radian Asset Assurance. Radian Reinsurance had $10.5 billion and $7.3 billion of reinsurance notional exposure on synthetic obligations at December 31, 2003 and 2002, respectively.

Primus

The Company owns an approximate 12% interest in Primus Guaranty, Ltd., a Bermuda holding company and parent to Primus Financial Products, LLC. (“Primus”), a company that provides credit risk protection to derivatives dealers and credit portfolio managers on individual investment-grade entities.

Financial Services

RadianExpress.com

On November 9, 2000, the Company acquired RadianExpress.com Inc. (“RadianExpress,” formerly ExpressClose.com Inc.), an Internet-based settlement company that provides real estate information products and services to the first and second mortgage industry, for approximately $8.0 million consisting of cash, the Company’s common stock and stock options and other consideration. The transaction allowed the Company to expand further into the mortgage financial service business, which it considered an important adjunct to both the primary mortgage insurance business and the second mortgage activities of the Company. In December 2003, the Company announced that it would cease operations at RadianExpress, in a phased shutdown that is expected to be completed on or about March 31, 2004. The Company’s decision followed its receipt of an order from the California Superior Court denying the Company’s appeal from a decision by the California Commissioner of Insurance sustaining a California cease and desist order applicable to the Company’s offering of its Radian Lien Protection product. The California Superior Court’s denial is on appeal, but the decision significantly reduced the potential for increased revenues at RadianExpress, which was the Radian entity through which Radian Lien Protection sales would have been processed. The cessation of operations at RadianExpress resulted in a pre-tax charge of approximately $13.0 million related to the write-off of the investment and provisions for severance, leasehold commitments and other charges. Any income or expense from operations in 2004 will be recorded during that period, and is expected to be immaterial. RadianExpress had $19.8 million of revenues and $38.7 million of operating expenses for 2003, as compared to $17.4 million of revenues and $23.2 million of operating expenses for 2002. RadianExpress processed approximately 271,000 applications during 2003 and 341,000 applications during 2002 with approximately 28,000 and 36,000, respectively, of the transactions related to net funding services, whereby RadianExpress received and disbursed mortgages funded on behalf of its customers.

Asset-Based Businesses

The Company is engaged, through its affiliates, in certain consumer asset-based businesses, including the purchase, servicing and/or securitization of special assets, such as sub-performing/non-performing and seller-financed residential mortgages, real estate and subordinated residential mortgage-based securities, and the purchase and servicing of delinquent, primarily unsecured consumer assets, which utilizes the Company’s expertise in performing sophisticated analysis of complex, credit-based risks.

The most significant of the asset-based businesses is the Company’s 46% interest in C-BASS, a mortgage investment and servicing firm specializing in credit-sensitive, single-family residential mortgage assets and residential mortgage-backed securities. C-BASS invests in whole loans, single-family residential properties that have been, or are being, foreclosed, subordinated securities, known as “B pieces,” collateralized by residential loans and seller-financed notes. By using sophisticated analytics, C-BASS essentially seeks to take advantage of what it believes to be the mispricing of credit risk for certain of these assets in the marketplace. In addition, its residential mortgage servicing company, Litton Loan Servicing LP (“Litton”), which specializes in loss mitigation, default collection, collection of insurance claims and guaranty collections under government-sponsored mortgage programs, services whole loans and real estate. Litton’s subsidiaries service seller-financed loans and buy and sell seller-financed loans. As part of its investment strategy, C-BASS holds some assets on its books, securitizes certain assets and sells other assets directly into the secondary market.

The Company also engages C-BASS in the management of the acquisition and sale of certain residential mortgage-backed securities. These securities are included in other invested assets on the consolidated balance sheets.

As of December 31, 2003, the Company also owned a 41.5% interest in Sherman, a consumer asset and servicing firm specializing in purchases of and services related to charged-off and bankruptcy plan consumer assets and charged-off high loan-to-value mortgage receivables from national financial institutions and major retail corporations. The consumer assets and mortgage receivables are purchased at deep discounts to their original face value. Effective January 1, 2003, Sherman’s management exercised its right to acquire additional ownership of Sherman, reducing the Company’s ownership interest from 45.5% to 41.5%.

The Company has provided to Sherman a $100 million financial guaranty policy in connection with a structured financing of a pool of receivables previously acquired by Sherman.

The Company is seeking to sell or otherwise dispose of the remaining assets and operations of Singer Asset Finance Company L.L.C. (“Singer”), an entity acquired in connection with the purchase of EFSG. Singer, which had been engaged in the purchase, servicing and securitization of assets including state lottery awards and structured settlement payments, is currently operating on a run-off basis. Its operations consist of servicing and/or disposing of Singer’s previously originated assets and servicing of Singer’s non-consolidated special purpose vehicles.

In August 2002, the Company sold substantially all of the assets of another subsidiary of EFSG, Enhance Consumer Services LLC (“ECS”), which had been engaged in the purchase, servicing and securitization of viatical settlements, to an independent third party for an aggregate purchase price of $8.4 million, which approximated the carrying value.

Customers

Mortgage originators, such as mortgage bankers, mortgage brokers, commercial banks and savings institutions, are the principal customers of the Company’s mortgage insurance business, although individual mortgage borrowers generally incur the cost of primary insurance coverage. The Company does offer lender-paid mortgage insurance whereby mortgage insurance premiums are charged to the mortgage lender or loan servicer; the interest rate to the borrower is usually higher to compensate for the mortgage insurance premium that the lender is paying. In 2003, approximately 50% of the Company’s primary mortgage insurance was originated on a lender-paid basis, much of which consisted of structured transactions. This lender-paid business is highly concentrated among a few large mortgage lending customers.

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

The number of primary individual mortgage insurance policies the Company had in force was 889,403 at December 31, 2003, 881,620 at December 31, 2002, and 891,693 at December 31, 2001.

The top 10 mortgage insurance customers were responsible for 53.3% of the Company’s primary new insurance written in 2003 compared to 46.5% in 2002 and 45.0% in 2001. The largest single mortgage insurance customer (including branches and affiliates of such customer), measured by primary new insurance written, accounted for 10.4% of primary new insurance written during 2003 compared to 8.1% in 2002 and 12.6% in 2001.

The Company’s direct financial guaranty insurance customers consist of many of the major global financial institutions that structure, underwrite or trade securities issued in public finance and structured finance transactions. These institutions are typically large commercial or investment banks and are targeted to implement the Company’s strategy of focusing on high quality deals in the public finance and structured finance markets. Although Financial Guaranty writes financial guaranty insurance for obligations issued by or on behalf of many public finance and structured finance entities, these issuers are not Financial Guaranty’s primary customers, as the financial guaranty insurance for such transactions is generally solicited by the financial institutions underwriting or placing their securities.

The Company’s financial guaranty reinsurance customers consist primarily of the largest primary insurance companies licensed to write financial guaranty insurance, including MBIA Insurance Corporation (“MBIA”); Ambac Assurance Corporation (“Ambac”); Financial Guaranty Insurance Company (“FGIC”); and Financial Security Assurance Inc. (“FSAI”), although primary trade credit insurers and Radian Asset Assurance also provide a significant portion of Radian Reinsurance’s premiums. These primary insurers were responsible for 61.6% of Radian Reinsurance’s gross premiums written in 2003, compared to 69.0% in 2002 and 80.7% in 2001. This trend reflects both Radian Reinsurance’s growing interdependence with Radian Asset Assurance and the Company’s strategy of becoming a large direct writer of “AA” financial guaranties through Radian Asset Assurance and other of its subsidiaries. As a result of the downgrade by S&P of Radian Reinsurance, described under “Ratings” in this Item 1, one of the primary insurers has exercised its right to recapture financial guaranty business ceded to Radian Reinsurance. Although the Company retained some facultative reinsurance business from such primary insurer, future business generated by such primary insurer will be limited. The Company anticipates redeploying the capital supporting this business into other opportunities in the near future. In addition, as a condition of its approval of the Potential Merger, the California Insurance Department has required that Radian Reinsurance novate its trade credit reinsurance risk off of Radian Reinsurance’s books, which Financial Guaranty is in the process of transferring to two of Radian’s Reinsurance’s affiliates.

The primary insurers were responsible for 30.9% of Financial Guaranty’s gross premiums written in 2003, compared to 26.7% in 2002 and 42.0% in 2001. In recent years, Financial Guaranty has increased the amount of direct business it writes, thereby reducing its dependence on the largest financial guaranty primary insurers. The largest single customer of Financial Guaranty, measured by gross premiums written, accounted for 12.1% of gross premiums written during 2003 compared to 10.4% in 2002 and 18.8% in 2001. This customer concentration results from the small number of primary insurance companies that are licensed to write financial guaranty insurance. Five trade credit primary insurers were responsible for 10.5% of gross premiums written during 2003.

Financial Guaranty has maintained close and long-standing relationships with all of the largest of the primary financial guaranty insurers, dating from either Financial Guaranty’s or the given primary insurer’s inception. The Company believes that these long-term relationships provide Financial Guaranty with a comprehensive understanding of the market, and the financial guaranty insurers’ underwriting procedures and reinsurance requirements. This allows Financial Guaranty’s clients to use their underwriting expertise effectively, thus improving the service they receive. Financial Guaranty’s long-standing commitment to the financial guaranty reinsurance market is also deemed a strength by the ceding companies, as they rely on the financial strength rating and ability to meet obligations over the life of the reinsured transaction. However, the termination in 2003 of the quota-share treaty agreement with one of these primary insurers and its decision to recapture financial guaranty business ceded to Radian Reinsurance may adversely affect Radian Reinsurance’s relationship with such primary insurer.

EFSG is a party to reinsurance agreements with its financial guaranty primary insurance customers. EFSG’s reinsurance agreements are generally subject to termination (i) upon written notice (ranging from 90 to 120 days) prior to the specified deadline for renewal, (ii) at the option of the ceding company if EFSG fails to maintain certain financial, regulatory and rating agency criteria which are equivalent to or more stringent than those EFSG’s operating subsidiaries are otherwise required to maintain for their own compliance with the New York insurance law and to maintain a specified financial strength rating for the particular insurance subsidiary or (iii) upon certain changes of control. The Company obtained a waiver of these provisions for the merger transaction between the Company and EFSG. Upon termination under the conditions set forth in (ii) and (iii) above, the Company may be required (under some of the reinsurance agreements) to return to the ceding company all unearned premiums, less commissions, attributable to reinsurance ceded pursuant to such agreements. Upon the occurrence of the conditions set forth in (ii) above, whether or not an agreement is terminated, the Company may be required to obtain a letter of credit or alternative form of security to collateralize its obligation to perform under that agreement or it may be obligated to increase the level of commission paid. These and other matters associated with a downgrade in the ratings of the Company’s subsidiaries are discussed in further detail in the “Ratings” section of this Item 1 below.

Sales, Marketing and Competition

Sales and Marketing

The Company employs a mortgage insurance field sales force of approximately 76 persons, organized into two regions, providing local sales representation throughout the United States. Each of the two regions is supervised by a divisional sales manager (“DSM”) who is directly responsible for several regional sales managers (“RSMs”) and several service centers where underwriting and application processing are performed. The DSMs are responsible for managing the profitability of business in their regions including premiums, losses and expenses. The RSMs are responsible for managing a small sales force in different areas within the region. Key account managers manage specific accounts within a region that are not national accounts but that need more targeted oversight and attention. In addition to securing business from small and mid-size regional customers, the mortgage insurance business regions provide support to the national account effort in the field.

In recognition of the increased consolidation in the mortgage lending business and the large proportional amount of mortgage business done by large national accounts, the Company has a focused national accounts team consisting of eight national account managers (“NAMs”) and a dedicated “A Team” that is directly and solely responsible for supporting national accounts. Each NAM is responsible for a select group of dedicated accounts and is compensated based on the results for those accounts as well as the results of the Company. There has been a trend among national accounts to move to a more centralized decision about mortgage insurance based on risk/revenue- sharing products and other value-added services provided by the mortgage insurance companies. The Company also has a dedicated NAM who is primarily responsible for relationships with and programs implemented with Fannie Mae and Freddie Mac. National accounts business represented approximately 52% of the Company’s primary new insurance written in 2003 and is expected to provide a similar percentage in 2004.

Mortgage insurance sales personnel are compensated by salary, commissions on new insurance written and a production incentive based on the achievement of various goals. During 2003, these goals were related to volume and market share and this is generally expected to be similar in 2004, although there is a new component of sales compensation for 2004 that depends on the growth of insurance in force from flow mortgage insurance business.

The financial guaranty business is derived from relationships Financial Guaranty has established and maintains with many global financial institutions and primary insurance companies. These relationships provide business for Financial Guaranty in the following major areas: (1) deal flow on public finance transactions, asset-backed securities, collateralized debt obligations and other structured products; (2) reinsurance for public finance bonds and asset-backed securities (in which area one or both of Radian Reinsurance and Radian Asset Assurance currently has either treaty or facultative agreements with all of the largest financial guaranty primary insurers); (3) trade credit reinsurance; and (4) reinsurance for affiliated companies (including Exporters).

Financial Guaranty develops its public finance business primarily through relationships with those investment banks, commercial banks and financial advisors who provide financial and debt management services to and intermediate transactions with public finance borrowers. A dedicated public financial business development team, which reports directly to the head of Financial Guaranty’s public finance group, markets directly to these intermediaries, who are not paid or otherwise reimbursed for their services by Financial Guaranty. Financial Guaranty originates its structured finance transaction flow principally by developing and maintaining strong relationships with the financial institutions, both in the United States and abroad, that are actively involved in the structured finance market. Financial Guaranty develops its structured finance business through two primary business development units, one for asset-backed securities and the other for credit default swaps and other financial guaranties of structured finance transactions. In addition, Financial Guaranty has a London-based team of three structured finance professionals responsible for sales and marketing for European structured finance transactions.

In the reinsurance business, Financial Guaranty markets directly to the monoline insurers and their subsidiaries writing credit enhancement business. Trade credit reinsurance opportunities, on the other hand, are usually presented to Financial Guaranty by specialist reinsurance intermediaries that specialize in this product line, most of whom are located in London. Working either directly or through intermediaries, Financial Guaranty’s goal is to meet the needs of the primary insurers subject to internal underwriting and risk management requirements. Intermediaries are typically compensated by the reinsurer based on a percentage of premium assumed, which varies from agreement to agreement.

Competition

The Company competes directly with six other private mortgage insurers and with various federal government agencies, principally the Federal Housing Administration (“FHA”). In addition, the Company and other private mortgage insurers face competition from state-supported mortgage insurance funds. The private mortgage insurance industry consists of the Company and six other active mortgage insurance companies: GE Mortgage Insurance Corporation, Mortgage Guaranty Insurance Corporation, PMI Mortgage Insurance Co., Republic Mortgage Insurance Company, Triad Guaranty Insurance Corporation and United Guaranty Corporation.

The Company faces competition in the form of alternatives to traditional private mortgage insurance. These include (i) mortgage lenders structuring mortgage originations as a first mortgage with an 80% LTV coupled with a second mortgage with a 10% LTV, known as “80-10-10” loans, and (ii) investors using other credit enhancements in conjunction with reduced levels of private mortgage insurance. The Company believes that market conditions in 2003 accounted for the growth and prevalence of 80-10-10 loans in the market, and further improvement in conditions for second mortgages could diminish the percentage of business for the mortgage insurance industry.

The Company is subject to competition from companies that specialize in financial guaranty insurance or reinsurance, including MBIA, Ambac, FGIC, FSAI, ACE Guaranty Corp., CDC IXIS Financial Guaranty, XL Capital Assurance Inc., XL Financial Assurance Ltd. and RAM Reinsurance Co. Ltd. Another competitor, Axa Re Finance, S.A., discontinued its financial guaranty reinsurance business in 2002 and is currently in runoff. In the late 1990s, several multiline insurers increased their participation in financial guaranty reinsurance. However, the Company believes that the participation of multiline insurers in the financial guaranty insurance and reinsurance businesses should decrease dramatically due to the downgrade of certain of these multiline participants. Certain of these multiline insurers have formed strategic alliances with some of the U.S. primary financial guaranty insurers. Competition in the financial guaranty reinsurance business is based upon many factors, including overall financial strength, pricing, service and evaluation by the rating agencies of financial strength. The rating agencies allow credit to a ceding company’s capital requirements and single risk limits for reinsurance ceded in an amount that is a function of the financial strength rating of the reinsurer. The Company believes that competition from multiline reinsurers and new monoline financial guaranty insurers will continue to be limited due to (a) the lack of consistent dedication to the business from multiline insurers with the required financial strength and (b) the barriers to entry for new reinsurers posed by state insurance law and rating agency criteria governing minimum capitalization. However, one of the primary financial guaranty insurers made a capital contribution to an existing reinsurance company during 2003. In addition, the same primary company, along with other investors, established a new “AAA”-rated insurance entity. Another form of competition may also be developed through capital markets execution.

A majority of the insured public finance and structured finance transactions are guaranteed by the “AAA”-rated monoline financial guaranty insurers. As a “AA”-rated company, Radian Asset Assurance targets certain distinct markets. Additionally, in certain markets, issuers and other counterparties receive no additional credit between the “AA” or “AAA” enhancement levels. Since there is generally a higher interest cost to the issuer by using “AA” credit enhancement compared to similar bonds with “AAA” credit enhancement, many issuers may prefer “AAA” credit enhancement when available. However, “AA” insurance provides significant value over uninsured executions in select markets, and at times the additional cost to the issuer of “AAA” credit enhancement over “AA’” credit enhancement exceeds the higher interest costs an issuer may incur with “AA” enhancement. When there is no additional credit between “AA” and “AAA” enhancement levels or at other times, Radian Asset Assurance may compete with the “AAA”-rated financial guarantors on certain transactions.

Financial guaranty insurance also competes with other forms of credit enhancement, including letters of credit, guaranties and credit default swaps provided primarily by foreign banks and other financial institutions, some of which are governmental entities or have been assigned the highest credit ratings awarded by one or more of the major rating agencies. However, these credit enhancements serve to provide ceding companies with increased insurance capacity only for rating agency purposes. They do not qualify as capital for state regulatory purposes, nor do they constitute credit against specific liabilities that would allow the ceding company greater single risk capacity.

The Company believes that Financial Guaranty has a number of direct competitors in its other insurance businesses, some of which have greater financial and other resources than Financial Guaranty. As a primary insurer, Financial Guaranty writes insurance on those types of public finance obligations with respect to which such primary insurers have sometimes declined to participate because of the size or complexity of such bond issuances relative to the anticipated premium flow and returns. Financial Guaranty also serves as a reinsurer for certain specialty primary insurers that are not monoline financial guaranty insurers. These specialty primary insurers are themselves subject to competition from other primary insurers, many of which have greater financial and other resources. The recently completed sale of one of the primary financial guaranty insurers to one of the Company’s mortgage insurance competitors and the desire by that company to increase their writings in public finance and structured finance transactions establishes a more formidable competitor for the Company.

Risk Management

The Company considers effective risk management to be critical to its long-term financial stability. Market analysis, prudent underwriting, the use of automated risk evaluation models and quality control are all important elements of the Company’s risk management process. The Company also has begun to use Enterprise Risk Management (“ERM”) in evaluating its risk. This involves reviewing its consolidated and interdependent credit risk, market or funding risk, currency risk, interest rate risk, operational risk, and legal risk across all of its businesses, and the development of risk-adjusted return on capital models where the measure of capital is based on economic stress capital.

During 2003, the Company began implementing a redesigned, enterprise-wide credit committee structure, whereby an Enterprise Credit Committee consisting primarily of members of company-wide senior management oversees individual credit committees organized by product line and including representatives of the product line, risk management, finance and legal. The Company expects that this redesigned credit committee structure will allow it to more efficiently utilize company-wide and specific product expertise for the evaluation of risk and the determination of risk acceptance. Mortgage Insurance and Financial Guaranty participate in this revised structure. The Company believes that this redesigned credit committee structure will enable it to more fully utilize the intelligence, knowledge, experience and skills available throughout the Company to evaluate the risk in each subsidiary’s insurance in force and in proposed transactions, to complement each subsidiary’s intelligence, knowledge, experience and skills in underwriting and surveying the risk in proposed transactions and each subsidiary’s insured portfolio.

Mortgage Insurance Business

Risk Management Personnel

The mortgage insurance business has a comprehensive Risk Management/Risk Analytics/Credit Policy department in the Company’s Philadelphia headquarters, responsible for overall portfolio monitoring/management, policy setting, policy/guidelines communication and comprehensive analytics. In addition to the centralized Risk staff, the mortgage insurance business maintains a staff of Risk Managers throughout its geographic territories who partner both with its lenders and its field service center offices. The Risk Managers work with individual customers in evaluating loan programs, processes particular to risk and specific lender book of business performance. The National Field Risk Manager partners directly with its Field Service Center/Operations management in risk policies, procedures and philosophy. This effort is conducted along with the Risk Portfolio Quality Assurance department to ensure that guidelines, policies and procedures are adhered to on a regular basis. The mortgage insurance business employs an underwriting and support staff of approximately 80 persons who are located in Mortgage Insurance’s 15 service centers. There is also a specific Risk Manager who has direct contact and oversight for the risk taken by its agency operations in the states of Alaska and Hawaii.

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

Delegated Underwriting

The Company has a delegated underwriting program with a significant number of its customers. The Company’s delegated underwriting program currently involves only lenders that are approved by the Company’s Risk Management department. The delegated underwriting program allows the lender’s underwriters to commit the Company to insure loans based on agreed upon underwriting guidelines. Delegated loans are submitted to the Company in various ways—fax, electronic data interchange (“EDI”) and through the Internet. The Company routinely audits loans submitted under this program. As of December 31, 2003, approximately 27% of the risk in force on the Company’s books was originated on a delegated basis and during 2003 and 2002, respectively, 41% and 40% of the primary loans insured by the Company during such years were originated on a delegated basis.

Mortgage Scoring Models

During the last few years, the use of scoring mechanisms to predict loan performance has become prevalent in the marketplace, especially with the GSEs’ advocacy of the use of credit scores in the mortgage loan underwriting process. The use of credit scores was pioneered by Fair Isaac and Company (“FICO”) and became popular in the mid-1980s. The FICO model calculates a score based on a borrower’s credit history among other factors. This credit score-based scorecard is used to estimate the future performance of a loan over a one- or two-

year time horizon. The higher the credit score the lower the likelihood that a borrower will default on a loan. The Company’s proprietary Prophet Score® model begins with a FICO score, then adds specific additional data regarding the borrower, the loan and the property such as LTV, loan type, loan amount, property type, occupancy status and borrower employment. The Company believes that it is this additional mortgage data that expands the integrity of the Company’s Prophet Score® model over the entire life of the loan. Beginning in October 1996, the Prophet Score® has appeared on each insurance commitment that the Company issued. In addition, the Company uses a similar model called SubProphetSM to evaluate subprime borrowers.

Alternative Products

An increasingly popular form of mortgage lending is in the area of non-prime loans. Subsets of this category in which the Company has become involved are Alt-A, A minus and B/C loans. The Company has continued to limit its participation in these non-prime markets to mostly Alt-A and A minus loans rather than B/C loans and has targeted the business insured to specific lenders with proven good results and servicing experience in this area. The Company believes, however, that non-prime lending programs represent the largest area for future growth in the mortgage insurance industry, and has increased and expects to continue to increase its insurance written in this area. During 2003, non-prime business accounted for $27.4 billion or 40.1% of Mortgage Insurance’s new primary insurance written (73.0% of which was Alt-A) compared to $16.2 billion or 33.1% in 2002 (72.8% of which was Alt-A). At December 31, 2003, non-prime insurance in force was $37.8 billion or 31.5% of total primary insurance in force as compared to $25.6 billion or 23.2% of primary insurance in force a year ago.

Alt-A Loans

Alt-A loans are composed of insured loans where the borrowers FICO score is 620 or higher and where the loan documentation has been reduced. While the Company believes the Alt-A loans present a slightly higher risk than its normal business, the Company believes the premium surcharge compensates the Company for this additional risk. Alt-A loans represented 19.4% of total primary risk in force at the end of 2003 and Alt-A products made up 29.3% of the Company’s primary new insurance written in 2003 as compared to 24.1% in 2002. The default rate on the Alt-A business was 5.3% at December 31, 2003 compared to 5.2% at December 31, 2002. Claims paid on Alt-A loans were $56.2 million and $27.3 million in 2003 and 2002, respectively.

A Minus Loans

The A minus program includes insured loans where the borrower has a FICO score of 570–619. This product comes to the Company primarily through primary structured transactions and the insurance is typically lender-paid. The Company also receives a significantly higher premium for insuring this product that is commensurate with the increased default risk and which is normally a variable rate based on the Prophet Score®. The Company also classifies certain Fannie Mae Desktop Underwriter and Freddie Mac Loan Prospector automated underwriting system loan-level responses as A minus, regardless of the FICO score. The pricing is tiered into four levels, based on the FICO score of the A minus loan with increased premium at each descending tier of FICO score. A minus loans represented 10.2% of total primary risk in force at the end of 2003 and made up 9.7% of the Company’s primary new insurance written in 2003 as compared to 7.1% of primary new insurance written in 2002. The default rate on the A minus loans was 9.6% at December 31, 2003 compared to 9.7% at December 31, 2002. Claims paid on A minus loans were $47.3 million and $19.8 million in 2003 and 2002, respectively.

B/C Loans

The Company has no approved programs to insure loans that are defined as B/C risk grades. However, some pools of loans submitted for insurance as primary structured transactions might contain a limited number of these loans. The pricing of these structured transactions reflects a higher premium on these loans due to the increased default risk associated with these types of loans. B/C loans represented 2.4% of total primary mortgage risk in force at the end of 2003 and made up approximately 1.1% of total primary new insurance written during 2003 compared to 1.9% of total primary new insurance written during 2002. This decrease is primarily the result of a business decision to not insure these loans. The default rate on the B/C loans was 17.8% at December 31, 2003 compared to 15.1% at December 31, 2002. Claims paid on B/C loans were $24.4 million and $12.3 million in 2003 and 2002, respectively.

Contract Underwriting

The Company utilizes its underwriting skills to provide an outsourced underwriting service to its customers, known as contract underwriting. For a fee, the Company underwrites fully documented loan files for secondary market compliance, while concurrently assessing the file for mortgage insurance if applicable. Contract underwriting continues to be a popular service to mortgage insurance customers. During 2003, loans underwritten via contract underwriting accounted for 26.8% of applications, 25.8% of commitments for insurance and 22.6% of insurance certificates issued. The Company gives recourse to its customers on loans it underwrites for compliance. If the Company makes a material error in underwriting a loan, the Company agrees to provide a remedy of either placing mortgage insurance coverage on the loan or purchasing the loan. During 2003, the Company processed requests for remedies on fewer than 1% of the loans underwritten and sold a number of loans previously acquired as part of the remedy process. The Company had total losses from sales and remedies in 2003 of approximately $5.5 million. Providing these remedies means the Company assumes some credit risk and interest rate risk if an error is found during the limited remedy period in the agreements governing the Company’s provision of contract underwriting services. Rising mortgage interest rates or an economic downturn may expose the mortgage insurance business to higher losses. During 2003, the financial impact of these remedies was insignificant although there is no assurance that such results will continue in 2004 and beyond.

Portfolio Quality Assurance

As part of the Company’s system of internal control, the Risk Management department maintains a Portfolio Quality Assurance (“PQA”) function. Among its other activities, the PQA function is responsible for ensuring that operational risks that impact the quality of the Company’s portfolio of insured product and quality of loans underwritten by the Company or its delegated lenders are identified, investigated and communicated in order to minimize the Company’s exposure to controllable risk. The PQA function accomplishes this objective primarily by performing contract underwriting audits, delegated lender audits, third-party originator audits and mortgage fraud investigations.

Contract Underwriting Audits

The PQA function routinely audits the performance of the Company’s contract underwriters. In order to ensure the most effective use and allocation of audit resources, a risk assessment model has been developed which identifies high-, medium- and low-risk contract underwriters based upon five weighted risk factors applied to each underwriter. The models are continually updated with current information. Audit rotation is more frequent for high-risk underwriters and less frequent for those classified as low-risk. Audit results are communicated to management and influence whether additional targeted training is necessary or whether termination of the underwriter’s services is appropriate.

Contract underwriting audits help to ensure that customers receive quality underwriting services. The audits also protect the Company in that they facilitate the Company’s efforts to improve quality control.

Delegated Lender Audits

Through the use of borrower credit scoring and analysis of lender loan performance, the Company is able to monitor the credit quality of loans submitted for insurance. The Company, through its PQA function, also conducts a periodic, on-site review of selected delegated lenders’ insured delegated underwriting business. Delegated lenders with significant risk concerns, as identified in past reviews and through the Company’s regular risk reporting and analysis of the business, or lenders with a relatively high volume of business with the Company, may be reviewed more frequently.

Loans are selected for review on a random sample basis, and this sample may be augmented by a targeted sample based upon specific risk factors or trends identified through the monitoring process described above. The size of the random sample is determined using statistical techniques. The objectives of the loan review are to identify errors in the loan data transmitted to the Company, to determine lender compliance with the Company’s underwriting guidelines and eligible loan criteria, to assess the quality of a lender’s underwriting decisions, and to rate the risk of the individual loans insured. The Company has developed a proprietary data collection and risk analysis application to facilitate these reviews. Audits are graded based upon the risk ratings of the loans reviewed, lender compliance and data integrity. The results of each audit are summarized in a report to the lender and to Company management. The audit results are used as a means to improve the quality of the business the lender submits to the Company for insurance. Issues raised in the reports that are not resolved in a manner and within a time period acceptable to the Company may result in restriction or termination of the lender’s delegated underwriting authority.

Third-Party Originator Audits

PQA is responsible for coordinating and conducting third-party originator audits, also known as broker audits. This combination of loan-level audits of broker-originated files and overall broker surveillance helps ensure that the Company’s exposure to brokers who originate poor quality loans, or loans containing some form of misrepresentation, is minimized.

Mortgage Fraud Investigations

The PQA function includes a separate group of investigators known as the Special Investigations Unit (“SIU”). The SIU is responsible for identification and investigation of primarily insured loans involving non-compliance with the terms of the Company’s master policy of insurance (or commitment letter for structured transactions) in order to ensure that claims are ultimately paid for agreed upon, valid and insurable risks. Much of the SIU’s efforts involve the identification, investigation and reporting of mortgage fraud schemes which impact the Company. The SIU often coordinates its activities with legal counsel, law enforcement, and fraud prevention organizations, and works to promote mortgage fraud awareness, prevention and detection among the Company’s personnel and client lenders.

Due Diligence of Structured Transactions

The Credit Desk function, in conjunction with other members of the Risk Management department, performs due diligence of structured transactions. These due diligence reviews may be precipitated either by a desire to develop an ongoing relationship with selected lenders, or by the submission of a proposed transaction by a given lender. Due diligence can take two forms: business-level and loan-level.

Business-Level Due Diligence

The Company believes that a key component of understanding the risks posed by a potential business deal is understanding the business partner. The Company’s objective is to understand the lender’s business model in sufficient depth to determine whether the Company should have confidence in the lender as a potential long-term business partner and customer. Business-level due diligence may be performed on any prospective lender with whom a structured deal is contemplated and with whom the Company has had no prior business experience. Business-level due diligence includes a review of the lender’s company structure, management, business philosophy, financial health, credit management processes, quality control processes, and servicing relations.

Loan-Level Due Diligence

Loan level due diligence is conducted on pending structured transactions in order to determine whether appropriate underwriting guidelines have been adhered to, whether loans conform to Company guidelines, to evaluate data integrity and to detect any fraudulent loans. Loans are selected for audit on a sample basis, and audit results are communicated to the Company’s management. The results of loan-level due diligence assist management in determining whether the pending deal should be consummated, and if so, provides data that can be used to determine appropriate pricing. It also provides management with a database of information on the quality of a particular lender’s underwriting practices for future reference.

The results of these due diligence reviews are summarized in reports to the Company’s management. Letter grades are assigned to each section of the business- and loan-level reviews. Weights are then assigned to each section of the review (e.g., corporate, credit, quality control, servicing) that vary based upon the product under review (e.g., prime first liens, A minus first liens, prime second liens, etc.), which results in an overall letter grade assigned to the lender. The grade conveys to the Company’s management the opinion of the Risk Management department as to the overall risk profile presented by a lender and therefore the relative appeal of a potential relationship with that lender.

Financial Guaranty Business

Underwriting

The Company believes its financial guaranty underwriting discipline is critical to the profitability and growth of the financial guaranty business. The Company has a structured underwriting process to determine the characteristics and creditworthiness of risks that the Company directly insures or reinsures. Financial Guaranty conducts periodic reviews of its insured parties to determine the credit quality and performance of the book of business. This review includes an examination of the financial results, compliance and other factors that may be useful or necessary to consider. The underwriting process is performed at a transaction level for direct insurance transactions, and all transactions are subject to formal approval. To ensure quality control, emphasis is placed on extensive credit analysis and stringent legal structuring. Insurability is determined both on an individual and portfolio basis. As a result, a transaction is analyzed as to the credit characteristics of the specific transaction as well as how the credit fits into the overall portfolio, including sector and geographic concentrations. Each transaction has support from the legal department (or from outside counsel supervised by the legal department) from the underwriting phase through the closing phase.

The size of the direct insurance transactions underwritten and insured by Financial Guaranty is subject to single risk exposure limitations. These limitations are derived from state insurance regulation, rating agency guidelines and internally established criteria. The primary factor in determining single risk capacity is the class or sector of business being underwritten. For public finance credits, Financial Guaranty has self-imposed single risk guidelines which vary depending upon the perceived probability and severity of default of the public finance obligation insured or reinsured. For asset-backed transactions, the single risk guidelines generally follow the lower of state insurance regulation limitations, and internally derived single risk, rating agency guidelines and cumulative servicer-related risk. On individual underwritings, Financial Guaranty’s credit committees may limit insurance or reinsurance participation to an amount below that allowed by the single risk guidelines noted above. Moreover, Financial Guaranty relies on ongoing oversight by its credit committees with input from the Risk Management department to avoid undue exposure concentration in any given sector, obligor (or affiliates thereof), type of obligation or geographic area.

Notwithstanding Financial Guaranty’s reviews of its insured parties in the reinsurance transactions, the entire underwriting responsibility rests with the primary insurer. As a result, primary insurers participate more actively in the structuring of the transaction and conduct more detailed reviews of the parties than would a reinsurer. Financial Guaranty’s underwriting supplements the underwriting procedures of the ceding companies. Rather than relying entirely upon the underwriting performed by the ceding companies, Financial Guaranty and the rating agencies conduct extensive reviews of the ceding companies. Moreover, the ceding company is typically required to retain at least 25% of the exposure on any single risk assumed. Financial Guaranty carefully evaluates the risk underwriting and management of treaty customers, monitors the insured portfolio performance and conducts an underwriting review of the facultative reinsurance it writes. Facultative reinsurance underwriting, like direct underwriting, is performed at a transaction level.

The Company believes that the reinsurance of public finance guaranties provides a relatively stable source of premium income. Most premiums received are credited as deferred premium revenue and are earned over the contract period or over the period that coverage is provided, thereby providing a relatively stable, predictable source of earned premiums.

The Company conducts periodic reviews of its financial guaranty primary insurer customers and other carriers with which it does treaty or facultative business. That review entails an examination of the ceding company’s operating, underwriting and surveillance procedures, personnel, organization and existing book of business, as well as the ceding company’s underwriting of a sample of business assumed under the treaty. Facultative transactions are reviewed individually under procedures adopted by Financial Guaranty’s credit committees. Any underwriting issues are discussed internally by the credit committee and with the ceding company’s personnel.

Financial Guaranty’s surveillance procedures include reviews of those exposures assumed as a reinsurer as to which it may have concerns. The Company also maintains regular communication with the surveillance departments of the ceding companies.

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

The financial strength rating assigned by the rating agencies to an insurance or reinsurance company is based upon factors relevant to policyholders and is not directed toward the protection of such company’s securityholders. Such a rating is neither a rating of securities nor a recommendation to buy, hold or sell any security. The financial strength rating assigned to the insurance subsidiaries should not be viewed as indicative of or relevant to any ratings which may be assigned to the Company’s outstanding debt securities by any rating agency and should not be considered an evaluation of the likelihood of the timely payment of principal or interest under such securities. However, these ratings are an indication to an insurer’s customers of the insurer’s present financial strength and its capacity to honor its future claims payment obligations. Therefore, ratings are generally considered critical to an insurer’s ability to compete for new insurance business.

The Company has been assigned a senior debt rating of “A+” by Fitch, “A” by S&P and “A2” by Moody’s. The Company’s principal subsidiaries have been assigned the following financial strength ratings:

	MOODY’S	MOODY’S OUTLOOK	S&P	S&P OUTLOOK	FITCH	FITCH OUTLOOK
Radian Guaranty	Aa3	Stable	AA	Stable	AA	Stable
Radian Insurance	Aa3	Stable	AA	Stable	AA	Stable
Amerin Guaranty	Aa3	Stable	AA	Stable	AA	Stable
Radian Reinsurance	Aa2	Under Review	AA	Negative	AA	Stable
Radian Asset Assurance	Not Rated	—	AA	Negative	AA	Stable

On October 4, 2002, S&P announced that it had downgraded the Insurer Financial Strength rating of Radian Reinsurance from “AAA” to “AA”. On April 8, 2003, Fitch downgraded the Insurer Financial Strength rating of Radian Reinsurance from “AAA” to “AA” and removed it from “negative watch.” Radian Reinsurance and Radian Asset Assurance are parties to numerous reinsurance agreements with primary insurers which grant the primary insurers the right to recapture all of the business ceded to Radian Reinsurance or Radian Asset Assurance under these agreements if the financial strength rating of Radian Reinsurance or Radian Asset Assurance, as the case may be, is downgraded below the rating levels established in the agreements, and, in some cases, to increase the commissions in order to compensate the primary insurers for the decrease in credit the rating agencies give the primary insurers for the reinsurance provided by Radian Reinsurance and Radian Asset Assurance.

As a result of this downgrade by S&P, one of the primary insurers exercised its right to recapture the financial guaranty reinsurance ceded to Radian Reinsurance. None of the primary insurers has a similar right with respect to the downgrade by Fitch. Radian Reinsurance has now reached agreement with the remaining primary insurers whereby such primary insurers have agreed not to exercise their rights with respect to the downgrade of Radian Reinsurance by S&P, at no additional cost to Radian Reinsurance.

With respect to the primary insurer that has exercised its rights, effective January 31, 2004, approximately $16.4 billion of par in force reinsurance ceded to Radian Reinsurance was recaptured. Radian Reinsurance was required to return approximately $96.4 million of STAT unearned premium reserves for which the carrying value under accounting principles generally accepted in the United States of America (“GAAP”) was approximately $71.5 million. In addition, Radian Reinsurance was reimbursed for policy acquisition costs of approximately $31.0 million for which the carrying value under GAAP was $21.3 million. Radian Reinsurance also reimbursed the primary insurer for case reserves recorded under GAAP for approximately $11.5 million. Finally, Radian Reinsurance took a charge of $0.8 million for mark-to-market adjustments related to certain insurance policies associated with the recapture. The sum of the above adjustments related to this recapture resulted in an estimated initial reduction of pre-tax income of $15.9 million and is summarized as follows:

	Cash Paid (Received)	GAAP Book Basis	Initial Gain (Loss)
	(in thousands)
Unearned Premium	$96,417	$71,524	$(24,893)
Acquisition Costs	(31,023)	(21,257)	9,766
Case Reserves	11,488	11,488	—
Receivable from Unrealized Credit Derivatives Gain	—	(791)	(791)

Totals	$76,882	$60,964	$(15,918)

The Company estimates that the amount of capital it is holding to support this recaptured insurance business approximates $170.0 million. Such capital could potentially be redeployed for additional reinsurance, including reinsurance of obligations primarily insured by Radian Asset Assurance, or other opportunities with possibly higher returns to the Company than the reinsurance business recaptured by the primary insurer. Since the acquisition of Radian Reinsurance by the Company in February 2001, reinsurance assumed from this primary insurer resulted in $25.1 million of written premium and $20.6 million of earned premium in 2001, $30.8 million of written premium and $32.0 million of earned premium in 2002 and $33.1 million of written premium and $37.0 million of earned premium for 2003.

In December 2003, Moody’s placed the Aa2 Insurance Financial Strength rating of Radian Reinsurance on review for possible downgrade. In January 2004, S&P revised its outlook for Radian Group, Radian Asset Assurance and Radian Reinsurance to “negative” from “stable” while reaffirming their respective ratings of “A”, “AA” and “AA”.

Future downgrades could trigger the primary financial guaranty insurers to recapture additional financial guaranty business that was assumed by Radian Reinsurance. The estimated impact of potential downgrades, excluding the impact of the business that has already been recaptured, is as follows:

•	$18.5 billion of par is subject to recapture in the event of a one-notch downgrade.

•	$38.1 billion of par is subject to recapture in the event of a two-notch downgrade.

Reinsurance Ceded

Amerin Guaranty and Radian Guaranty currently use reinsurance from affiliated companies in order to remain in compliance with the insurance regulations of certain states that require that a mortgage insurer limit its coverage percentage of any single risk to 25%. Amerin Guaranty and Radian Guaranty currently intend to use such reinsurance primarily for purposes of such compliance. Radian Reinsurance and Radian Asset Assurance also use reinsurance from affiliated companies in order to remain in compliance with applicable insurance regulations, including single risk limitations. Radian Reinsurance and Radian Asset Assurance currently intend to use such reinsurance from affiliated companies primarily for the purpose of such compliance. In addition, the Company has made use of facultative reinsurance on a selected basis to limit its single risk on individual transactions or to limit the aggregate amount of risk in a particular area.

Pursuant to a policy that is currently in a six-year run-off, Radian Guaranty reinsures all direct insurance in force under an excess of loss reinsurance program that it considers to be an effective catastrophic reinsurance coverage. Under this program, the reinsurer is responsible for 100% of covered losses in excess of Radian Guaranty’s retention. This policy was canceled by the reinsurer in November 2001; however, the reinsurer must provide six years of run-off coverage beginning with the date of cancellation. There is an overall aggregate limit of liability applicable to any run-off period equal to four times the annual limit in effect for the calendar year of such nonrenewal. For 2004, this aggregate limit is estimated to be $560 million. The annual retention is determined by a formula that contains variable components. The estimated 2004 retention is approximately $735 million of loss, which represents 120% of expected premiums earned by Radian Guaranty. The reinsurer’s aggregate annual limit of liability is also determined by a formula with variable components and is currently estimated to be $140 million. In addition, in 1999, a limit was set on the amount of annual pool insurance losses that can be counted in the reinsurance recoverable calculation. For 2004, this limit is $90 million. The excess of loss reinsurance program also provided restrictions and limitations on the payment of dividends by Radian Guaranty, investments, mergers or acquisitions involving other private mortgage insurance companies and reinsurance of exposure retained by Radian Guaranty.

In addition, Radian Guaranty entered into a variable quota-share (“VQS”) treaty for primary risk in the 1994 to 1997 origination years and a portion of the pool risk written in 1997. Under this treaty, quota-share loss relief is provided at varying levels ranging from 7.5% to 15.0% based upon the loss ratio on the reinsured book. The higher the loss ratio, the greater the potential reinsurance relief, which protects Radian Guaranty in adverse loss situations. A commission is paid by the reinsurer to Radian Guaranty and the agreement is noncancelable for 10 years by either party. As of December 31, 2003, the risk in force covered by the VQS treaty was approximately $1.0 billion, or approximately 3.9% of Mortgage Insurance’s total primary risk in force and $64.1 million, or approximately 2.6% of Mortgage Insurance’s total pool risk in force. The Company has not reinsured any additional business pursuant to the VQS treaty since 1998.

As of December 31, 2003, Radian Asset Assurance reinsured approximately 17.5% of its direct insurance exposure to Radian Reinsurance and other highly rated insurers and reinsurers. Most of this exposure has been reinsured by Radian Reinsurance, principally in order to comply with applicable regulatory single risk limitations. Radian Asset Assurance has also reinsured a small portion of its direct insurance exposure to third parties in order to comply with applicable regulatory single risk limitations. Radian Asset Assurance has also reinsured a significant portion of its direct insurance exposure in transactions with one of its largest reinsurance customers pursuant to which the availability of such reinsurance was a condition for Radian Asset Assurance accepting the direct insurance exposure. Radian Reinsurance has historically retroceded relatively little of its financial guaranty reinsurance exposure for risk management reasons. In its specialty insurance businesses, Financial Guaranty in recent years has reinsured a portion of its direct insurance exposure, principally in order to comply with applicable regulatory single risk limitations.

In November 2001, Radian Reinsurance entered into a credit agreement with a group of highly rated European banks, which was amended in January 2004, under which Radian Reinsurance is entitled, upon reaching the greater of 8.5% of average annual debt service or $210 million of covered losses and subject to certain conditions, to draw from such banks up to $95 million under certain circumstances. The recourse to Radian Reinsurance under this credit agreement is limited to recoveries on the covered losses. The agreement has an initial term of seven years and may be extended annually for additional one-year periods.

Cross-Guaranty Agreement

A Cross-Guaranty Agreement was entered into on August 11, 1999 by Radian Guaranty and Amerin Guaranty. The agreement provides that in the event Radian Guaranty fails to make a payment to any of its policyholders, Amerin Guaranty will make the payment; in the event Amerin Guaranty fails to make a payment to any of its policyholders, then Radian Guaranty will make the payment. Under the terms of the agreement, the obligations of both parties are unconditional and irrevocable; however, no payments will be made without prior approval by the insurance department of the payor’s state of domicile.

Defaults and Claims

Defaults

The default and claim cycle in the mortgage insurance business begins with the Company’s receipt of a default notice from the insured. Generally, the Master Policy of Insurance requires the insured to notify the Company of a default within 15 days after the loan has become 60 days past due. The insured must notify the Company within 45 days if the borrower fails to remit his or her first payment. Defaults occur due to a variety of factors, including but not limited to a reduction in the borrower’s income, unemployment, divorce, illness and marital problems.

The following table shows the number of primary and pool loans insured, related loans in default and the percentage of loans in default (default rate) as of the dates indicated:

	Default Statistics December 31
	2003	2002	2001
Primary Insurance:
Prime:
Number of insured loans in force	640,778	698,910	752,519
Number of loans in default (1)	22,156	21,483	23,312
Percentage of loans in default	3.5%	3.1%	3.1%
Non-prime:
Alt-A
Number of insured loans in force	138,571	102,839	59,778
Number of loans in default (1)	7,343	5,300	2,666
Percentage of loans in default	5.3%	5.2%	4.5%
A Minus and below
Number of insured loans in force	110,054	79,871	79,396
Number of loans in default (1)	12,497	9,005	5,038
Percentage of loans in default	11.4%	11.3%	6.3%
Total Primary Insurance:
Number of insured loans in force	889,403	881,620	891,693
Number of loans in default (1)	41,996	35,788	31,016
Percentage of loans in default	4.7%	4.1%	3.5%
Pool Insurance (2):
Number of insured loans in force	599,140	593,405	866,303
Number of loans in default (1)	5,738	6,554	8,156
Percentage of loans in default	0.9%	1.1%	0.9%

(1)	Loans in default exclude those loans 60 days or fewer past due and loans in default for which the Company believes it is doubtful that it will be liable for a claim payment.
(2)	Includes traditional and modified pool insurance of prime and non-prime loans.

Regions of the United States may experience different default rates due to varying economic conditions. The following table shows the primary mortgage insurance default rates by the Company’s defined regions as of the dates indicated, including prime and non-prime loans.

	Mortgage Insurance Default Rates by Region December 31
	2003	2002	2001
North	5.17%	4.64%	3.85%
South	5.22	4.64	4.15
West	3.92	3.47	3.38
Alaska	1.28	1.14	0.86
Hawaii	0.98	1.04	1.77

As of December 31, 2003, primary mortgage insurance default rates for the Company’s two largest states measured by risk in force, California and Florida, were 2.4% and 4.5% respectively, compared to 2.3% and 4.2% respectively, at December 31, 2002.

Claims

As discussed above, mortgage insurance claim volume is related to the circumstances surrounding the default. Claim volume is also affected by local housing prices and supply, interest rates and unemployment levels.

Claim activity in the mortgage insurance business is not evenly spread through the coverage period of a book of business. Historically, most claims under mortgage insurance policies on prime loans occur during the third through fifth year after issuance of the policies, and on policies on non-prime loans during the second through fourth year after issuance of the policies. Thereafter, the number of claims received has historically declined at a gradual rate, although the rate of decline can be affected by conditions in the economy. Approximately 82.9% of the primary risk in force, including most of the Company’s risk in force on alternative products, and approximately 40.7% of the pool risk in force at December 31, 2003 had not yet reached its anticipated highest claim frequency years.

The following table shows claims paid information for primary mortgage insurance for the periods indicated:

	Year Ended December 31
	2003	2002
	(in thousands)
Direct claims paid:
Prime	$120,150	$89,095
Non-prime
Alt-A	56,203	27,281
A minus and below	71,655	32,114
Seconds	23,148	16,502

Total	$271,156	$164,992

Claims paid:
Georgia	$26,552	$12,731
Utah	13,745	9,895
Texas	19,870	9,770
Florida	13,470	8,864
North Carolina	13,153	6,111

The disproportionately higher incidence of claims in Georgia and Utah is directly related to a significant amount of defaulted loans with questionable property values in those states. The Company’s Risk Management department identified these issues several years ago and has put into place several property valuation checks and balances to prevent these issues from recurring. Further, these same techniques are being applied to all mortgage insurance transactions. The Company expects this higher incidence of claims in Georgia and Utah to continue until loans originated in Georgia and Utah prior to the implementation of these preventive measures become sufficiently seasoned. The higher level of claim incidence in Texas partly resulted from unemployment levels which were higher than the national average and lower home price appreciation. The Company believes that claims in the Midwest and Southeast have been rising and will continue to rise due to the weakening of the industrial sector of the economy.

In the direct financial guaranty business and certain of the mortgage-backed securities insured by Radian Insurance, the Company is typically obligated to pay amounts equal to defaulted payments on insured obligations on their respective due dates, although in certain transactions insuring mortgage-backed securities the Company is also obligated to pay principal when and if, but only to the extent, the outstanding principal balance exceeds the value of the collateral insuring the bonds at the end of a reporting period (either monthly or quarterly). In the financial guaranty reinsurance business, the Company is typically obligated to pay amounts equal to defaulted payments on insured obligations either (i) on a periodic basis (typically monthly) in arrears based on claims made on policies of the applicable ceding companies covered by an applicable reinsurance treaty or agreement, net of premiums due Financial Guaranty and recoveries made in respect of claims paid, or (ii) in certain circumstances on their respective due dates. For public finance, asset-backed and other structured products, the Company underwrites to a remote-expected loss standard. A remote-expected loss standard means that in a normal economic and operating environment, the assets underlying the financial guaranty perform within the range anticipated at origination and the transaction matures with no loss paid. However, in a stressed or unexpectedly negative economic or operating environment, well beyond conditions that were reasonably anticipated at origination of the risk, some losses may occur. As such, the patterns of claim payments tend to fluctuate and may be low in frequency and high in severity. For trade credit protection reinsurance, the Company underwrites and prices to encompass historical loss patterns experienced by the Company and by ceding companies in similar businesses. The claim payments in trade credit tend to follow a more historical loss pattern that is reflective of overall global economic conditions.

Loss Mitigation

The Mortgage Insurance Claims department staff consists of 23 full time employees dedicated to avoiding or minimizing losses. These experienced specialists pursue opportunities to mitigate loss before and after the claim is received.

For pre-claim default situations, specialists focus on the following activities to reduce loss:

•	Communication with the insured or the insured’s servicer to assure the timely and accurate reporting of default information;

•	Prompt and appropriate responses to all loss mitigation opportunities presented by the mortgage servicer; and

•	Proactive communications with the borrower, realtor or other individuals to maximize results and to increase the likelihood of a completed loss mitigation transaction.

For post-claim default situations, specialists strive to minimize the claim payment by:

•	Reviewing and processing valid claims in an accurate and timely manner;

•	Promptly responding to post-sale savings presented by the insured; and

•	Aggressively acting to dispose of Real Estate Owned (“REO”) assets in a manner that maximizes results.

In the Company’s financial guaranty business, the risk management group is responsible for detecting any deterioration in credit quality or changes in the economic or political environment that could affect the timely payment of debt service on an insured issue. Once a problem is detected, the group then works with the appropriate parties in order to avoid a default. Claims are generally mitigated by restructuring the obligation, enforcing in a timely fashion any security arrangements, and working with the issuer to solve management or potential political problems. Issuers are typically under no obligation to restructure insured issues in order to prevent losses. The Company believes that early detection and continued involvement by the surveillance group has reduced claims. In December 2003, during its year-end review, the Company decided it was necessary to establish additional reserves for a manufactured housing transaction. The Company provided an additional $96 million of reserves. When added to the $15 million of reserves already established, the total reserve for this transaction is $111 million, which represents the total par exposure on this transaction. This amount is expected to be paid out over the next several years.

Financial Guaranty’s surveillance procedures include periodic review of all its exposures, focusing on those exposures with which the Company may have concerns. While the specific procedures vary depending on whether the risk is public finance or structured finance, direct or reinsurance, the general procedures followed for surveillance of risks include:

•	defining the scope and depth of individual transaction review based on the credit profile of the transaction, its size and the specific transaction characteristics;

•	daily review of any changes to the rating for those transactions that have a public rating by any of the major rating agencies;

•	regular review of available news and other information, including from subscription services and public sources, regarding the issuer, the specific insured issue or the related industry;

•	periodic meetings between risk management and the staff of the relevant business line to discuss issues;

•	review of financial and other information, including periodic audited financial statements, which Financial Guaranty requires to be supplied by the relevant issuer, and such other information as it becomes publicly available or otherwise available to financial guaranty regarding the issuer or the specific insured issue, and the preparation of annual written reports including such information, an internal credit scoring and a report on transaction performance against expectation. Financial Guaranty also reviews compliance with transaction-specific covenants; and

•	transactions over a specified amount or for which there has occurred a covenant or compliance breach will be subject to additional scrutiny, including consideration of additional monitoring, discussion with industry experts, investment bankers, and others, and discussions with management and/or site visits.

Financial Guaranty conducts periodic reviews, in most cases in its direct business, at least annually, of its insured parties and issues to determine the credit quality and performance of Financial Guaranty’s book of business. This review includes an examination of the financial results, compliance and other factors that may be useful or necessary to consider. However, in its reinsurance insurance, the primary obligation for the determination and mitigation of claims rests with the primary insurer. As a result, primary insurers conduct more detailed reviews of the parties than would a reinsurer and are responsible for loss determination and mitigation. Financial Guaranty and the rating agencies conduct extensive reviews of the ceding companies. Moreover, the ceding company is typically required to retain at least 25% of the exposure on any single risk assumed. As a part of its surveillance for reinsurance transactions, Financial Guaranty periodically reevaluates the risk underwriting and management of treaty customers and monitors the reinsured portfolio performance.

Homeownership Counseling

Mortgage Insurance has a Homeownership Counseling Center (the “Center”) to work with borrowers receiving insured loans under Community Homebuyer, 97% LTV (“97s”) or other “affordable housing” programs. The Company considers this counseling to be very important to the future success of those particular borrowers with regard to sustaining their mortgage payments. In addition, the Center counsels such borrowers early in the default process in an attempt to help cure loan defaults and assist the borrowers in meeting their mortgage obligation.

Loss Reserves – General

The Company has determined that the establishment of loss reserves in its businesses constitutes a critical accounting policy. As such, more detailed descriptions of the Company’s policies are set forth in the Notes to the Consolidated Financial Statements included in Part I, Item 8 of this report and in the “Management’s Discussion and Analysis of Results of Operations and Financial Condition” included in Part II, Item 7 of this report.

Loss Reserves – Mortgage Insurance

The mortgage insurance reserve for losses and loss adjustment expenses (“LAE”) consists of the estimated cost of settling claims on defaults (or delinquencies) reported and defaults that have occurred but have not been reported. SFAS No. 60 specifically excludes mortgage guaranty insurance from its guidance relating to the reserve for losses. Consistent with GAAP and industry accounting practices, the Company does not establish loss reserves for future claims on insured loans that are not currently in default. In determining the liability for unpaid losses related to reported outstanding defaults, the Company establishes loss reserves on a case-by-case basis. The amount reserved for any particular loan is dependent upon the characteristics of the loan, the status of the loan as reported by the servicer of the insured loan as well as the economic conditions and estimated foreclosure period in the area in which the default exists. As the default progresses closer to foreclosure, the amount of loss reserve for that particular loan is increased, in stages, to approximately 100% of the Company’s exposure and that adjustment is included in current operations. With respect to delinquent loans that are in the early stage of delinquency, considerable judgment is exercised as to the adequacy of reserve levels. The Company relies on its historical models and makes adjustments to its estimates based on current economic conditions and recent trend information. These adjustments in estimates for delinquent loans in the early stage of delinquency are more judgmental in nature than for loans that are in the later stage of delinquency. If the default cures, the reserve for that loan is removed from the reserve for losses and LAE. The curing process causes an appearance of a reduction in reserves from prior years. The Company also reserves for defaults that have occurred but have not been reported using historical information on defaults not reported on a timely basis by lending institutions. The estimates are continually reviewed and, as adjustments to these liabilities become necessary, such adjustments are reflected in current operations.

The following table presents information relating to Mortgage Insurance’s liability for unpaid claims and related expenses (in millions):

	2003	2002	2001
Balance at January 1	$484.7	$465.4	$390.0
Add losses and LAE incurred in respect of default notices received in:
Current year	329.0	320.1	320.1
Prior years	(19.7)	(125.6)	(141.0)

Total incurred	309.3	194.5	179.1

Deduct losses and LAE paid in respect of default notices received in:
Current year	39.4	22.4	21.2
Prior years	241.1	152.8	82.5

Total paid	280.5	175.2	103.7

Balance at December 31	$513.5	$484.7	$465.4

Loss Reserves – Financial Guaranty

Reserves for losses and LAE in the financial guaranty business are established based on the Company’s estimate of specific and non-specific losses, including expenses associated with settlement of such losses on its insured and reinsured obligations. The Company’s estimation of total reserves considers known defaults, reports and individual loss estimates reported by ceding companies and annual increases in the total net par amount outstanding of the Company’s insured obligations. The Company records a specific provision for losses and related LAE when reported by primary insurers or when, in the Company’s opinion, an insured risk is in default or default is probable and the amount of the loss is reasonably estimable. In the case of obligations with fixed periodic payments, the provision for losses and LAE represents the present value of the Company’s ultimate expected losses, adjusted for estimated recoveries under salvage or subrogation rights. The non-specific reserves represent the Company’s estimate of total reserves, less provisions for specific reserves. Generally, when a case-

basis reserve is established or adjusted, an offsetting adjustment is made to the non-specific reserve. The Company discounts certain financial guaranty liabilities arising from defaults over the life of the claim payment at annual rates, which correspond to the financial guaranty insurance subsidiaries’ investment yields ranging from 4.05% to 4.75% in 2003 and 4.10% to 5.25% in 2002. Discounted liabilities at December 31, 2003 were $17.5 million, net of discounts of $3.2 million compared to discounted liabilities of $18.5 million at December 31, 2002, net of discounts of $7.3 million.

Reserves for losses and LAE for Financial Guaranty’s other lines of business, primarily trade credit reinsurance, are based on reports and individual loss estimates received from ceding companies, net of anticipated estimated recoveries under salvage and subrogation rights. In addition, a reserve is included for losses and LAE incurred but not reported on trade credit reinsurance.

The Company’s non-specific loss reserve for the financial guaranty business, as of December 31, 2003 is $163.7 million, compared to $48.0 million as of December 31, 2002. Included in non-specific reserves for 2003 is $111 million related to a single transaction with Conseco Finance Corp. The Company believes that the reserves for losses and LAE, including case and unallocated or non-specific reserves, are adequate to cover the ultimate net cost of claims. However, the reserves are necessarily based on estimates, and there can be no assurance that the ultimate liability will not exceed such estimates.

As anticipated, Financial Guaranty experienced relatively higher loss levels in certain of its other insurance businesses, such as trade credit reinsurance, than it experienced in its financial guaranty reinsurance business. The Company believes that the higher premiums it receives in these businesses adequately compensates it for the risks involved.

At December 31, 2003, Financial Guaranty had established $276.9 million in net reserves for losses and loss adjustment expenses (of which $189.0 million represented incurred but not reported and non-specific reserves). The following table sets forth certain information regarding Financial Guaranty’s loss experience for the years indicated (in millions):

	Year Ended December 31
	2003	2002	2001
Reserve for losses and LAE at beginning of year	$139.9	$123.2	$70.0
Less Reinsurance recoverables	2.2	0.2	—

Reserve for losses and LAE, net	137.7	123.0	70.0
Provision for losses and LAE
Occurring in current year	171.1	45.0	19.5
Occurring in prior years	(4.3)	3.8	48.4

Total	166.8	48.8	67.9

Payments for losses and LAE
Occurring in current year	8.4	8.7	3.8
Occurring in prior years	21.5	25.4	11.1

Total	29.9	34.1	14.9

Reserve for losses and LAE, net	274.6	137.7	123.0
Add reinsurance recoverables	2.3	2.2	0.2

Reserve for losses and LAE at end of year	$276.9	$139.9	$123.2

In 2003, 2002 and 2001, Financial Guaranty recorded losses of $38.7 million, $36.3 million and $24.9 million, respectively, in connection with its trade credit and surety businesses.

Analysis of Primary Risk in Force

The Company’s mortgage insurance business strategy is to assume risks that have known patterns of performance. The Company analyzes its portfolio in a number of ways to identify any concentrations or imbalances in risk dispersion. The Company believes the performance of its insurance portfolio is affected significantly by:

•	the geographic dispersion of the properties securing the insured loans;

•	the quality of loan originations;

•	the characteristics of the loans insured (including LTV, purpose of the loan, type of loan instrument and type of underlying property securing the loan);

•	the type of product insured; and

•	the age of the loans insured.

Financial Guaranty seeks to maintain a diversified insurance portfolio designed to spread its risk based on insurer, type of debt obligation insured, and geographic concentration.

Primary Risk in Force by Policy Year

The following table sets forth the percentage of the Company’s primary mortgage insurance risk in force by policy origination year as of December 31:

1998 and prior	8.9%
1999	4.8
2000	3.3
2001	11.9
2002	22.9
2003	48.2

100.0%

Geographic Dispersion

The following tables reflect the percentage of direct primary mortgage insurance risk in force on the Company’s book of business (by location of property) for the top 10 states and top 15 metropolitan statistical areas (“MSAs”) as of December 31, 2003 and 2002:

Top 10 States	2003	2002
California	14.7%	16.4%
Florida	8.4	7.9
New York	6.0	6.3
Texas	5.3	5.2
Georgia	4.6	4.6
Arizona	4.4	4.1
Illinois	4.1	3.5
New Jersey	3.3	3.5
Ohio	3.3	2.7
Pennsylvania	2.9	3.3

Total	57.0%	57.5%

Top Fifteen MSAs	2003	2002
Phoenix/Mesa, AZ	3.9%	3.6%
Chicago, IL	3.9	3.3
Atlanta, GA	3.8	3.8
Los Angeles-Long Beach, CA	3.7	4.4
New York, NY	3.0	2.9
Washington, DC – MD – VA	2.6	3.0
Riverside-San Bernardino, CA	2.6	2.5
Nassau/Suffolk, NY	1.9	2.0
Boston, MA – NH	1.9	1.8
Las Vegas, NV	1.9	1.8
Philadelphia, PA – NJ	1.8	2.1
Miami – Hialeah, FL	1.8	1.7
Detroit, MI	1.8	1.6
Houston, TX	1.7	1.7
San Diego, CA	1.7	1.6

Total	38.0%	37.8%

The following table sets forth the distribution by state of the Company’s financial guaranty insurance in force as of December 31, 2003 and 2002:

State	2003	2002
New York	14.1%	11.1%
California	9.2	8.8
Texas	5.6	5.4
Florida	4.6	4.9
Pennsylvania	4.2	4.3
Illinois	4.1	4.1
Massachusetts	3.4	3.4
Other (1)	54.8	58.0

Total	100.0%	100.0%

(1)	Represents all remaining states, the District of Columbia and several foreign countries, in which obligations insured and reinsured by Financial Guaranty arise, none of which individually constitutes greater than 3.6% for both 2003 and 2002 of Financial Guaranty’s insurance in force.

For the years ended December 31, 2003, 2002 and 2001, the Company’s revenue attributable to foreign countries was approximately 6%, 6% and 3%, respectively. In addition, long-lived assets located in foreign countries were immaterial for the 2003, 2002 and 2001 fiscal years.

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

The following table reflects the percentage of the Company’s direct mortgage insurance risk in force (as determined on the basis of information available on the date of mortgage origination) by the categories indicated as of December 31, 2003 and 2002:

Direct Mortgage Insurance Risk in Force

	2003	2002
Product Type:
Primary	91.8%	93.8%
Pool (1)	8.2	6.2

Total	100.0%	100.0%

Direct Primary Risk in Force (dollars in millions)	$27,106	$26,273
Lender Concentration:
Top 10 lenders (by original applicant)	42.5%	49.3%
Top 20 lenders (by original applicant)	57.4%	58.5%
LTV:
95.01% to 100.00%	11.3%	8.4%
90.01% to 95.00%	37.6	40.4
85.01% to 90.00%	37.0	38.2
85.00% and below	14.1	13.0

Total	100.0%	100.0%

Loan Grade:
Prime	68.0%	77.7%
Non-Prime:
Alt-A	19.4	15.0
A minus and below	12.6	7.3

Total	100.0%	100.0%

Loan Type:
Fixed	75.9%	81.4%
Adjustable-rate mortgage (“ARM”) (fully indexed)(2)	23.6	18.1
ARM (potential negative amortization)(3)	0.5	0.5

	100.0%	100.0%

FICO Score:
<=520	0.3%	0.4%
521-619	12.7	12.0
620-679	32.4	30.7
680-739	32.6	33.3
>=740	22.0	23.6

	100.0%	100.0%

Mortgage Term:
15 years and under	4.2%	3.2%
Over 15 years	95.8	96.8

Total	100.0%	100.0%

Property Type:
Non-condominium (principally single-family detached)	99.8%	99.8%
Condominium or cooperative	0.2	0.2

Total	100.0%	100.0%

	2003	2002
Occupancy Status:
Primary residence	94.4%	96.0%
Second home	2.0	1.7
Non-owner-occupied	3.6	2.3

Total	100.0%	100.0%

Mortgage Amount:
Less than $300,000	89.3%	93.2%
$300,000 and over	10.7	6.8

Total	100.0%	100.0%

Loan Purpose:
Purchase	63.9%	70.3%
Refinance	21.1	18.8
Cash-out refinance	15.0	10.9

Total	100.0%	100.0%

(1)	Includes traditional and modified pool insurance.
(2)	Refers to loans where payment adjustments are the same as mortgage interest rate adjustments.
(3)	Loans with potential negative amortization will not have increasing principal balances unless interest rates increase as contrasted with scheduled negative amortization where an increase in loan balance will occur even if interest rates do not change.

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

In recent years, the Company has decreased its insurance on mortgage loans identified by its customers as “affordable housing” loans. These loans are typically made to low- and moderate-income borrowers in conjunction with special programs developed by state or local housing agencies, Fannie Mae or Freddie Mac. Such programs usually include 95s, 97s and 100s and may require the liberalization of certain underwriting guidelines in order to achieve their objectives. The Company’s participation in these programs is dependent upon acceptable borrower counseling. Default experience on these programs has been worse than non-”affordable housing” loans; however, the Company does not believe the ultimate claims will materially affect its financial results due to the relatively small amount of such business in the Company’s insured book combined with higher premium rates and risk-sharing elements.

The Company believes that the risk of claim on non-prime loans is significantly higher than that on prime loans. Non-prime loans generally include Alt-A and A minus products and although higher premium rates and surcharges are charged in order to compensate for the additional risk, these products are relatively new and have not been fully tested in adverse economic situations, so there is no assurance that the premium rates are adequate or the loss performance will be at, or close to, expected levels.

The Company’s claim frequency on insured ARMs has been higher than on all other loan types. The Company believes that the risk on ARM loans is greater than on fixed-rate loans due to possible monthly payment increases if interest rates rise.

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

The Company believes that loans on non-owner-occupied homes purchased for investment purposes represent a substantially higher risk of claim incidence, and are subject to greater value declines than loans on either primary or second homes. The Company underwrites loans on non-owner-occupied homes more stringently. The Company also charges a significantly higher premium rate than the rate charged for insuring loans on owner-occupied homes.

The Company believes that higher-priced properties experience wider fluctuations in value than moderately priced residences and that the income of many people who buy higher-priced homes is less stable than that of people with moderate incomes. Underwriting guidelines for such higher-priced properties reflect this concern.

The following table sets forth the distribution of the Company’s financial guaranty insurance in force by type of issue and as a percentage of total financial guaranty insurance in force as of December 31, 2003 and 2002:

	Insurance in Force (1)
Type of Obligation	2003		2002
	Amount	Percent	Amount	Percent
		(in billions)
Public finance:
General obligation and other tax-supported	$30.5	25.9%	$27.0	25.8%
Water/sewer/electric gas and other investor-owned utilities	18.2	15.4	17.8	17.0
Healthcare	17.7	15.0	16.5	15.7
Airports/Transportation	12.8	10.9	11.4	10.9
Education	6.7	5.7	5.6	5.3
Other municipal (2)	3.3	2.8	3.1	3.0
Housing revenue	2.6	2.2	2.7	2.6

Total public finance	91.8	77.9	84.1	80.3

Structured finance:
Asset-backed	13.8	11.7	11.8	11.3
Collateralized bond obligations	10.6	9.0	7.1	6.8
Other	1.7	1.4	1.7	1.6

Total structured finance	26.1	22.1	20.6	19.7

Total	$117.9	100.0%	$104.7	100.0%

(1)	Represents Financial Guaranty’s proportionate share of the aggregate outstanding principal and interest payable on such insured obligations.

(2)	Represents other types of municipal obligations, none of which individually constitutes a material amount of Financial Guaranty’s insurance in force.

The following table identifies the issuers of Financial Guaranty’s 10 largest single risk insurance in force by par amounts outstanding as of December 31, 2003 and the credit rating assigned by S&P as of that date (in the absence of financial guaranty insurance) to each such issuer:

Credit	Credit Rating	Obligation Type	Net Par in Force as of December 31, 2003
			(in millions)
Adams Washington	AAA	Collateralized Bond Obligations	$450.0
New York City, NY	A	General Obligation	448.1
Hights IX	AAA	Collateralized Bond Obligations	377.9
Long Island, NY Power Authority	A-	Water & Sewer	356.9
Lehman Brothers Sprint 3	AAA	Collateralized Bond Obligations	350.0
Jefferson County ALA Sewer	A	Water & Sewer	346.5
Epoch	AA	Collateralized Bond Obligations	340.0
State of California	BBB	General Obligation	330.3
San Francisco, California Airport Commission	A	Airport	326.8
Illinois State	AA	General Obligation	318.4

The following table identifies the Company’s financial guaranty insurance in force amount outstanding at December 31, 2003 and 2002 by credit rating assigned by S&P to each issuer:

	As of December 31,
	2003		2002
	Insurance in force	Percent	Insurance in force	Percent
	(in billions)
AAA	$12.4	10.5%	$8.4	8.0%
AA	22.9	19.4	23.0	22.0
A	42.3	35.9	41.1	39.2
BBB	30.3	25.7	24.0	22.9
IG	1.5	1.3	1.0	1.0
NIG	3.5	3.0	2.2	2.1
Not rated	5.0	4.2	5.0	4.8

Total	$117.9	100.0%	$104.7	100.0%

Investment Policy and Portfolio

The Company’s income from its investment portfolio is one of the Company’s primary sources of cash flow to support its operations and claim payments.

The Company follows an investment policy that, at a minimum, requires:

•	95% of its investment portfolio to consist of cash equivalents and debt securities (including redeemable preferred stocks) which, at the date of purchase, were rated investment grade by a nationally recognized rating agency (e.g., “BBB” or better by S&P); and

•	At least 50% of its investment portfolio to consist of cash, cash equivalents and debt securities (including redeemable preferred stocks) which, at the date of purchase, were rated the highest investment grade by a nationally recognized rating agency (e.g., “AAA” by S&P).

The Company is permitted to invest in equity securities (including convertible debt and convertible preferred stock), provided its equity component does not exceed 20% of the total investment portfolio.

The Company periodically reviews its investment portfolio for declines in fair value below the amortized cost basis that are considered to be other-than-temporary as defined by the Company’s policy, and recognizes any such declines in earnings if the security has not been sold. At December 31, 2003, there were no securities in the portfolio that had losses that were considered other-than-temporary.

At December 31, 2003, the Company’s investment portfolio had a carrying value of $5,007.4 million and a market value of $5,024.4 million, including $255.1 million of short-term investments. The Company’s investment portfolio did not include any real estate or mortgage loans. The portfolio included 148 privately placed, investment-grade securities with an aggregate carrying value of $66.5 million. At December 31, 2003, 98% of the Company’s investment portfolio (which includes fixed maturities and equity securities) consisted of cash equivalents and debt securities (including redeemable preferred stocks) that were rated investment grade.

The Company’s investment policies and strategies are subject to change depending upon regulatory, economic and market conditions and the then-existing or anticipated financial condition and operating requirements, including the tax position, of the Company.

The diversification of the Company’s investment portfolio (other than short-term investments) at December 31, 2003 is shown in the table below:

Investment Portfolio Diversification

	December 31, 2003
	Amortized Cost	Fair Value	Percent (1)
	(in thousands)
Fixed maturities held to maturity(2):
State and municipal obligations	$273,995	$291,060	100.0%

Total	273,995	291,060	100.0%

Fixed maturities available for sale:
U.S. government securities (3)	96,243	97,955	2.4%
U.S. government agency securities (3)	30,949	30,877	0.8
State and municipal obligations	2,806,371	2,947,248	70.2
Corporate obligations	181,857	187,838	4.6
Convertible securities	257,211	268,256	6.4
Asset-backed securities	331,914	333,692	8.3
Redeemable preferred stocks	118,673	131,888	3.0
Private placements	92,843	92,380	2.3
Foreign governments	80,214	80,127	2.0

Total	3,996,275	4,170,261	100.0%

Equity securities	213,281	249,634
Trading securities	50,436	53,806
Other invested assets	4,593	4,593

Total	$4,538,580	$4,769,354

(1)	Percentage of amortized cost.
(2)	All security types listed, other than U.S. government securities, consist primarily of investment-grade securities.
(3)	Substantially all of these securities are backed by the full faith and credit of the U.S. government.

The following table shows the scheduled maturities of the securities held in the Company’s investment portfolio at December 31, 2003:

Investment Portfolio Scheduled Maturity (1)

	December 31, 2003
	Carrying Value	Percent
	(in thousands)
Short-term investments	$255,073	5.1%
Less than one year	141,567	2.8
One to five years	578,226	11.5
Five to ten years	770,867	15.4
Over ten years	2,488,016	49.7
Mortgage-backed securities (2)	228,302	4.6
Asset-backed securities (2)	105,390	2.1
Redeemable preferred stocks (3)	131,888	2.6
Equity securities (3)	249,634	5.0
Trading securities (3)	53,806	1.1
Other invested assets (3)	4,593	0.1

Total	$5,007,362	100.0%

(1)	Actual maturities may differ as a result of calls prior to scheduled maturity.
(2)	Substantially all of these securities are backed by the Government National Mortgage Association (“GNMA”) or Fannie Mae.
(3)	No stated maturity date.

The following table shows the ratings by S&P of the Company’s investment portfolio (other than short-term investments) as of December 31, 2003:

Investment Portfolio by S&P Rating

	December 31, 2003
	Carrying Value	Percent
	(in thousands)
Rating (1)

Fixed maturities:
U.S. government and agency securities	$128,832	2.7%
AAA	2,634,303	55.4
AA	819,278	17.2
A	297,542	6.3
BBB	350,576	7.4
BB and below and other (2)	28,185	0.6
Not rated (3)	185,540	3.9
Trading securities	53,806	1.1
Equity securities	249,634	5.3
Other invested assets	4,593	0.1

Total	$4,752,289	100.0%

(1)	As assigned by S&P as of December 31, 2003.
(2)	Securities in this category have been rated non-investment grade by S&P as of December 31, 2003.
(3)	Securities in this category have not been rated by S&P as of December 31, 2003 but have been rated investment grade as of December 31, 2003 by at least one other nationally recognized securities rating agency.

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

Mortgage insurers are generally restricted to writing residential mortgage guaranty insurance business and financial guaranty insurers are generally restricted to writing financial guaranty insurance business. The non-insurance businesses of the Company, which consist of mortgage insurance-related services, are not generally subject to regulation under state insurance laws.

Radian Reinsurance and Radian Asset Assurance are domiciled and licensed in the State of New York as financial guaranty insurers. They are also subject to the provisions of the New York insurance law and related rules and regulations governing property-casualty insurers to the extent such provisions are not inconsistent with the financial guaranty insurance statute. Both Radian Reinsurance and Radian Asset Assurance are also licensed under the New York insurance law to write surety insurance and credit insurance, which are types of insurance that a financial guaranty insurer licensed under the New York insurance law may be authorized to write. In addition, Radian Asset Assurance is authorized to write financial guaranty and surety insurance (or in certain states where there is no specific authorization for financial guaranty insurance, credit insurance) in all 50 states, the District of Columbia and the United States Virgin Islands.

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

Each insurance subsidiary licensed in New York for financial guaranty insurance must maintain both a reserve for unearned premiums and for incurred losses and a special, formulaically derived contingency reserve to protect policyholders against the impact of excessive losses occurring during adverse economic cycles. The contingency reserve may be drawn on with the approval of the New York insurance department under specified but limited circumstances.

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

Because the Company is an insurance holding company, Radian Guaranty and Radian Insurance are Pennsylvania insurance companies, Amerin Guaranty is an Illinois insurance company, and Radian Reinsurance and Radian Asset Assurance are New York insurance companies, the Pennsylvania, Illinois or New York insurance laws regulate, among other things, certain transactions in the Company’s common stock and certain transactions between Radian Guaranty, Radian Insurance, Amerin Guaranty, Radian Reinsurance, Radian Asset Assurance, the Company’s other insurance subsidiaries, and their parent or affiliates. Specifically, no person may, directly or indirectly, offer to acquire or acquire “control” of the Company, or its insurance subsidiaries, unless such person files a statement and other documents with the relevant state’s Commissioner of Insurance and obtains such Commissioner’s prior approval. The Commissioner may hold a public hearing on the matter. “Control” is presumed to exist if 10% or more of the Company or its insurance subsidiaries’ voting securities are owned or controlled, directly or indirectly, by a person, although “control” may or may not be deemed to exist where a person owns or controls a lesser amount of securities. In addition, material transactions between the Company and its insurance subsidiaries and their parent or affiliates are subject to certain conditions, including that they be “fair and reasonable.” These restrictions generally apply to all persons controlling or under common control with the Company or its insurance subsidiaries. Certain transactions between the Company’s insurance subsidiaries and their parent or affiliates may not be entered into unless the relevant Commissioner of Insurance is given 30 days’ prior notification and does not disapprove the transaction during such 30-day period.

Dividends.    The ability of Radian Guaranty to pay dividends on its common stock is restricted by certain provisions of the insurance laws of the Commonwealth of Pennsylvania, its state of domicile. The insurance laws of Pennsylvania establish a test limiting the maximum amount of dividends that may be paid without prior approval by the Pennsylvania Insurance Commissioner. Under such test, Radian Guaranty may pay dividends during any 12-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders’ surplus or (ii) the preceding year’s statutory net income. In accordance with such restrictions, $247.7 million would be available for dividends in 2004. However, an amendment to the Pennsylvania statute requires that dividends and other distributions be paid out of an insurer’s unassigned surplus. Radian Guaranty had positive unassigned surplus at December 31, 2003 of $75 million. The Pennsylvania Insurance Commissioner has approved all distributions by Radian Guaranty since the passage of this amendment.

Radian Guaranty’s current excess of loss reinsurance agreement prohibits the payment of any dividend that would have the effect of reducing the total of its statutory policyholders’ surplus plus its contingency reserve below $85.0 million. As of December 31, 2003, Radian Guaranty had statutory policyholders’ surplus of $255.6 million and a contingency reserve of $1,916.9 million, for a total of $2,172.5 million.

The ability of Amerin Guaranty to pay dividends on its common stock is restricted by certain provisions of the insurance laws of the State of Illinois, its state of domicile. The insurance laws of Illinois establish a test limiting the maximum amount of dividends that may be paid from unassigned surplus by an insurer without prior approval by the Illinois Insurance Commissioner. Under such test, Amerin Guaranty may pay dividends during any 12-month period in an amount equal to the greater of (i) 10 percent of the preceding year-end statutory policyholders’ surplus or (ii) the preceding year’s statutory net income. In accordance with such restrictions, $30.4 million would be available for dividends in 2004 without prior regulatory approval, which represents the positive unassigned surplus of Amerin Guaranty at December 31, 2003.

Under the New York insurance law, the financial guaranty insurance subsidiaries may only declare or distribute dividends from earned surplus. The maximum amount of dividends, which may be paid by the insurance subsidiaries without prior approval of the Superintendent of Insurance, is subject to restrictions relating to statutory surplus and net investment income as defined by statute. At December 31, 2003, Radian Reinsurance had $37.0 million available for dividends in 2004 and Radian Asset Assurance had $45.3 million available for dividends in 2004 without prior approvals. In connection with the approval of the acquisition of EFSG, the Company, Radian Reinsurance and Radian Asset Assurance agreed that Radian Reinsurance and Radian Asset Assurance would refrain from paying any dividends to the Company for a period of two years from the date of acquisition of control without the prior written consent of the New York Insurance Department. The agreement for Radian Reinsurance and Radian Asset Assurance to refrain from paying dividends to the Company expired on February 28, 2003. Neither Radian Reinsurance nor Radian Asset Assurance has paid any dividends since the Company acquired EFSG in February 2001.

Risk-to-Capital.    A number of states limit a private mortgage insurer’s risk in force to 25 times the total of the insurer’s policyholders’ surplus plus the statutory contingency reserve, commonly known as the “risk-to-capital” requirement. As of December 31, 2003, the consolidated risk-to-capital ratio for Mortgage Insurance was 11.4 to 1, compared to 11.5 to 1 in 2002. The Cross Guaranty Agreement between Radian Guaranty and Amerin Guaranty makes it appropriate to look at risk-to-capital on a consolidated basis.

Reserves.    For statutory reporting, mortgage insurance companies are required annually to provide for additions to the contingency reserve in an amount equal to 50% of earned premiums. Such amounts cannot be withdrawn for a period of 10 years except under certain circumstances. The contingency reserve, designed to be a reserve against catastrophic losses, essentially restricts dividends and other distributions by the mortgage insurance companies. Mortgage insurance companies classify the contingency reserve as a statutory liability. At December 31, 2003, Radian Guaranty had statutory policyholders’ surplus of $255.6 million and a contingency reserve of $1,916.9 million and Amerin Guaranty had statutory policyholders’ surplus of $304.0 million. During 2001, Radian Guaranty and Amerin Guaranty entered into an assumption agreement, whereby Radian Guaranty assumed 100% of the rights, duties and obligations related to first lien mortgage guaranty insurance written by Amerin Guaranty. The contingency reserve of $310.9 million related to this assumption was transferred as well.

In accordance with New York insurance law, Financial Guaranty must establish a contingency reserve, equal to the greater of 50% of premiums written or a stated percentage of the principal guaranteed, ratably over 15 to 20 years dependent upon the category of obligation insured. Reinsurers are required to establish a contingency reserve equal to their proportionate share of the reserve established by the ceding company. At December 31, 2003, Radian Reinsurance had statutory policyholders’ surplus of $370.1 million and a contingency reserve of $261.8 million, and Radian Asset Assurance had statutory policyholders’ surplus of $453.0 million and a contingency reserve of $59.5 million. Under STAT, the $111 million provision for the manufactured housing transaction with Conseco Finance Corp. is recorded in 2004.

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

Federal Regulation

RESPA.    The origination or refinance of a federally regulated mortgage loan is a settlement service, and therefore subject to the Real Estate Settlement Practices Act of 1974, and the regulations promulgated thereunder (collectively, “RESPA”). In December 1992, regulations were issued which stated that mortgage insurance is also a settlement service, and therefore, that mortgage insurers are subject to the provisions of Section 8(a) of RESPA, which generally prohibit persons from accepting anything of value for referring real estate settlement services to any provider of such services. Although many states prohibit mortgage insurers from giving rebates, RESPA has been interpreted to cover many non-fee services as well. The U.S. Department of Housing and Urban Development’s (“HUD”) interest in pursuing violations of RESPA has increased the awareness of both mortgage insurers and their customers of the possible sanctions of this law.

The Company and all of its mortgage insurance competitors have been sued in similar actions alleging violations of RESPA. The Company is contesting the action brought against it and believes its products and services comply with RESPA, as well as all other applicable laws and regulations. See “Item 3. Legal Proceedings” of this report for further details.

HUD proposed a rule under RESPA to create an exemption from Section 8(a) of RESPA. The proposed rule would have made the exemption available to lenders that, at the time a borrower submits a loan application, give the borrower a firm, guaranteed price for all the settlement services associated with the loan. In 2003, HUD withdrew the proposed rule and submitted another rule to the Office of Management and Budget. The contents of the new rule have not yet been made public, although most commentators are assuming the new rule is similar to the old rule. If the new rule is implemented, the premiums charged for mortgage insurance could be affected.

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

The active mortgage insurers, through their trade association, Mortgage Insurance Companies of America (“MICA”), entered into an agreement with the Federal Financial Institutions Examinations Council (“FFIEC”) to report the same data on loans submitted for insurance as is required for most mortgage lenders under HMDA. Reports of HMDA-type data for the mortgage insurance industry have been submitted by MICA to the FFIEC since 1993. The Company is not aware of any pending or expected actions by governmental agencies in response to the reports submitted by MICA to the FFIEC. Since January 2004, the Company has been reporting HMDA data on an individual company basis, due to its withdrawal from MICA.

Mortgage Insurance Cancellation.    The Homeowners Protection Act of 1998 (the “Act”) was signed into law on July 29, 1998. The Act imposes certain cancellation and termination requirements for borrower-paid private mortgage insurance and requires certain disclosures to borrowers regarding their rights under the law. The Act also requires certain disclosures for loans covered by lender-paid private mortgage insurance. Specifically, the Act provides that private mortgage insurance on most loans originated on or after July 29, 1999 may be canceled at the request of the borrower once the LTV reaches 80%, provided that certain conditions are satisfied. Private mortgage insurance must be canceled automatically once the LTV reaches 78% (or, if the loan is not current on that date, on the date that the loan becomes current). The Act establishes special rules for the termination of private mortgage insurance in connection with loans that are “high risk”. The Act does not define “high risk” loans but leaves that determination to Fannie Mae and Freddie Mac for loans up to the conforming loan limit and to the mortgagee for any other loan. For “high risk” loans above the conforming loan limit, private mortgage insurance must be terminated on the date that the LTV is first scheduled to reach 77%. In no case, however, may private mortgage insurance be required beyond the midpoint of the amortization period of the loan if the mortgagor is current on the payments required by the terms of the mortgage. The Company does not believe that the Act has had a material impact on the persistency rate (the percentage of insurance in force that remains on the Company’s books after any given 12-month period) of the Company’s insured loans or on the Company’s financial results.

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

In January 1999, Fannie Mae announced a new program that allows for lower levels of required mortgage insurance coverage for low-down-payment 30-year fixed-rate loans approved through its Desktop Underwriter automated underwriting system. The insurance levels are similar to those required prior to 1995. Fannie Mae will replace some of the coverage with a layer of investor mortgage insurance coverage provided by at least two mortgage insurers, one of which will be the Company. Fannie Mae also announced that it intends to purchase additional insurance for certain eligible “Flex 97” and investor loans, and the Company has been selected to provide this coverage on a pilot basis. The Company does not believe that these developments will adversely affect the demand for or the profitability of mortgage insurance in the near future.

The Office of Federal Housing Enterprise Oversight issued new risk-based capital regulations for Fannie Mae and Freddie Mac, which took effect September 13, 2002. The most relevant provision to the Company is a distinction between “AAA”-rated insurers and “AA”-rated insurers. The new regulations impose a credit haircut that Fannie Mae and Freddie Mac are given for exposure ceded to “AAA” -rated insurers by 3.5% and to “AA” -rated insurers by 8.75%. Currently, Radian Guaranty is rated “AA”; one other mortgage insurance provider is rated “AAA.” As a result, there may be an incentive for the GSEs to use private mortgage insurance provided by a “AAA” rated insurer. The provisions of the new regulations are to be phased in over a 10-year period commencing on the effective date of the regulation.

Indirect Regulation

The Company is also indirectly, but significantly, impacted by regulations affecting originators and purchasers of mortgage loans, particularly Freddie Mac and Fannie Mae, and regulations affecting governmental insurers such as the FHA and Veterans Administration (“VA”). Private mortgage insurers, including the Company, are highly dependent upon federal housing legislation and other laws and regulations that affect the demand for private mortgage insurance and the housing market generally. For example, legislation that increases the number of persons eligible for FHA or VA mortgages could have a material adverse effect on the Company’s ability to compete with the FHA or VA.

The FHA single family loan limits were raised effective January 1, 2004. The new limits range from $160,176 in low-cost areas to $290,319 in high-cost areas. The Company does not believe that demand for private mortgage insurance has been or will be materially adversely affected by this change.

Proposals have been advanced that would allow Fannie Mae and Freddie Mac additional flexibility in determining the amount and nature of alternative recourse arrangements or other credit enhancements that they could utilize as substitutes for private mortgage insurance. The C, and depending upon the nature and extent of revisions made, demand for private mortgage insurance may be adversely affected. There can be no assurance that other federal laws affecting such institutions and entities will not change, or that new legislation or regulations will not be adopted. In addition, Fannie Mae and Freddie Mac have entered into, and may in the future seek to enter into, alternative recourse arrangements or other enhancements based on their existing legislative authority.

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

Employees

At December 31, 2003, the Company had 1,335 employees, of which approximately one-third are located at its Philadelphia headquarters facility, 165 are employees of Financial Guaranty and 115 are employees of RadianExpress (the bulk of the RadianExpress employees were released March 1, 2004 due to the shutdown of RadianExpress). Approximately 440 employees are classified as contract underwriting employees and their employment level is commensurate with the level of mortgage loan origination in the mortgage industry. The Company’s employees are not unionized and management considers employee relations to be good.

Availability of SEC Filings on Company Website

The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on the Company’s website at www.radiangroupinc.com, under the “Investor Information—SEC Filings” section, as soon as reasonably practicable after the Company electronically files those reports with or furnishes those reports to the Securities and Exchange Commission. The information contained on the Company’s website is not part of this report.

Item 2.	Properties

At its corporate headquarters in Philadelphia, the Company leases approximately 116,000 square feet of space under a lease that expires in August 2015, and approximately 26,000 square feet of temporary space under leases that expire in November 2005 and May 2006; the Company also subleases approximately 3,600 square feet of space at the Philadelphia headquarters under a sublease that expires in January 2005. In addition, the Company leases: (1) space for its mortgage insurance regional offices, service centers and on-site offices throughout the United States comprising approximately 42,000 square feet with leases expiring between 2003 and 2007; (2) space for its financial guaranty operations in New York comprising approximately 121,000 square feet, under a lease expiring in 2015, approximately 55,000 square feet of which the Company subleases to others; and (3) space for its U.K. operations in London comprising approximately 6,500 square feet, under a lease expiring in 2012. In the fourth quarter of 2003, the Company announced the cessation of operations of RadianExpress. The Company leases approximately 18,000 square feet of space for these operations under a lease that will terminate in April 2004. With respect to all facilities, the Company believes it will be able to obtain satisfactory lease renewal terms.

The Company believes its existing properties are well utilized and are suitable and adequate for its present circumstances.

The Company currently maintains three data centers and two disaster recovery sites to support its businesses. Over the next eighteen months, the Company will be replacing its legacy systems that currently support accounting, claims, risk management, underwriting and other non-insurance operations. The Company’s strategic direction for all new system development is to deploy 100% web-based custom or off-the-shelf software on a UNIX, Linux and Windows 2000 platform. PeopleSoft Financial Systems is currently installed and operational for the Company. The Company built a new data center in Dayton, Ohio in 2002, for which it began leasing approximately 27,000 square feet of space in June 2002 under a 10-year lease. Two separate fiber-optic feeds serve this data center. The center is cabled for two separate power grids and has sufficient diesel standby generator power to power the data center and personal work areas for critical staff. During 2003, the Company built a new disaster recovery site in Philadelphia for which it began leasing approximately 15,000 square feet of space under a lease that expires in August 2015. The former Philadelphia disaster recovery site was relocated to this site in July 2003. Currently, the Company maintains its legacy systems that support claims, risk management and underwriting in the Philadelphia data center and the new disaster recovery site. Each data center is currently running at 40% of capacity. Either data center is capable of supporting all the legacy systems. The data centers are linked via a fiber-optic link allowing simultaneous data updates through disk shadowing. Each data center is part of a separate power grid. This redundant configuration provides disaster tolerance and automatic back-up, resource sharing and fail-over. In addition, the new Philadelphia disaster recovery site supports the development and testing of new systems and will operate as the disaster recovery center for all Dayton, New York and London operations. Over the next eighteen months, the Company will migrate its operations from the current New York data center to the data center in Dayton, Ohio and the existing New York disaster recovery site to the Philadelphia disaster recovery site. This will ensure continuous availability at the Dayton data center and full business recovery capability at the Philadelphia data center.

Item 3.	Legal Proceedings

In December 2000, a complaint seeking class action status on behalf of a nationwide class of home mortgage borrowers was filed against Radian Group Inc. (and certain of its mortgage insurance subsidiaries) in the United States District Court for the Middle District of North Carolina (Greensboro Division). In February 2001, a complaint seeking class action status on behalf of similar plaintiffs represented by Texas counsel was filed against Radian Group Inc. (and certain of its mortgage insurance subsidiaries) in the United States District Court for the Eastern District of Texas. This latter action was dismissed, and on June 2, 2003, the United States Court of Appeals for the Fifth Circuit affirmed such dismissal.

The Radian defendant entities in the North Carolina case are collectively referred to here as “Radian”. The complaint alleges that Radian violated Section 8 of RESPA, which generally prohibits the giving of any fee, kickback or thing of value pursuant to any agreement or understanding that real estate settlement services will be referred. The complaint asserts that the pricing of pool insurance, captive reinsurance, contract underwriting, performance notes and other, unidentified “structured transactions” should be interpreted as imputed kickbacks made in exchange for the referral of primary mortgage insurance business, which, according to the complaint, is a settlement service under RESPA. The complaint seeks injunctive relief and damages of three times the amount of any mortgage insurance premiums paid by persons who were referred to Radian pursuant to the alleged agreement or understanding.

The plaintiffs in the North Carolina lawsuit are represented by the same group of plaintiffs’ lawyers who filed six similar lawsuits in federal court in Georgia against other providers of primary mortgage insurance. Four of the Georgia lawsuits were settled; two are currently in discovery. In November 2002, the Georgia court ruled against one of the defendants on certain preliminary motions substantially similar to those on which Radian had prevailed in the Texas lawsuit. However, in February 2003, the Georgia court refused to certify a class in both of the lawsuits before it. Radian’s North Carolina case is in the motions and early discovery phase, and Radian has filed a motion to dismiss. Because this case is still developing, it is not possible to evaluate the outcome, to determine the effect, if any, that the Texas or Georgia court rulings could have on this case, or to estimate the amount or range of potential loss.

In January 2004, a complaint was filed in the United States District Court for the Eastern District of Pennsylvania against Radian Guaranty Inc. by Whitney Whitfield and Celeste Whitfield seeking class action status on behalf of a nationwide class of consumers who allegedly were required to pay for private mortgage insurance provided by Radian Guaranty and whose loans allegedly were insured at more than Radian Guaranty’s “best available rate,” based upon credit information obtained by Radian Guaranty. The action alleges that the Fair Credit Reporting Act (known as FCRA) requires a notice to borrowers of such “adverse action” and that Radian Guaranty violated FCRA by failing to give such notice. The action seeks statutory damages, actual damages, or both, for the people in the class, and attorneys’ fees, as well as declaratory and injunctive relief. The action also alleges that the failure to give notice to borrowers in the circumstances alleged is a violation of state law applicable to sales practices and seeks declaratory and injunctive relief for this alleged violation. This litigation is aimed at practices commonly followed in the mortgage insurance industry, and similar cases are pending against several other mortgage insurers. The Company intends to vigorously defend against this action but cannot predict its outcome.

In addition to the above, the Company and its subsidiaries are involved in certain litigation arising in the normal course of their business, including as a plaintiff or interested third party. The Company is contesting the allegations in each such pending action where it is a defendant and believes, based on current knowledge and after consultation with counsel, that the outcome of such litigation will not have a material adverse effect on the Company’s consolidated financial position and results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Radian Group Inc. common stock is listed on The New York Stock Exchange under the symbol RDN. At December 31, 2003, there were 94,011,302 shares outstanding and approximately 121 holders of record. The following table sets forth the high and low sales prices of the Company’s common stock on The New York Stock Exchange Composite Tape for the financial quarters indicated:

	2003		2002
	High	Low	High	Low
1st Quarter	$41.60	$30.02	$49.80	$40.48
2nd Quarter	42.65	33.04	55.56	47.60
3rd Quarter	49.15	36.52	49.82	30.85
4th Quarter	53.34	44.90	42.00	29.40

Cash dividends for each share of the Company’s common stock were $0.02 per share in each quarter of 2002 and 2003. For more information on the Company’s dividend limitations and the ability of the Company to pay dividends, refer to Part II, Item 7 under “Liquidity and Capital Resources” and Part II, Item 8, Note 11 to the Company’s Consolidated Financial Statements.

The information included in the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders under the caption “COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS—Executive Compensation—Equity Compensation Plan Information” is hereby incorporated by reference.

Item 6.	Selected Financial Data (1)

The following table sets forth selected financial data of the Company. This information should be used in conjunction with the Consolidated Financial Statements and notes thereto included in Item 8 of this report and the information set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	2003	2002	2001	2000	1999
	(in millions, except per-share amounts and ratios)
Condensed Consolidated Statements of Income
Net premiums written	$1,110.5	$954.9	$783.6	$544.3	$451.8

Net premiums earned	$1,008.2	$847.1	$715.9	$520.9	$472.6
Net investment income	186.2	178.8	147.5	82.9	67.3
Equity in net income of affiliates	105.5	81.8	41.3	—	—
Other income	63.3	44.4	42.5	7.4	11.3
Total revenues	1,363.1	1,152.1	947.2	611.3	551.2
Provision for losses	476.1	243.4	208.1	154.3	174.1
Policy acquisition costs and other operating expenses	339.6	276.1	216.8	108.6	121.4
Interest expense	37.5	28.8	17.8	—	—
Merger expenses	—	—	—	—	37.8
Net (losses) gains	21.5	(2.5)	1.0	4.2	1.6
Pretax income	531.5	601.3	505.5	352.5	219.5
Net income	385.9	427.2	360.4	248.9	148.1
Net income per share (2) (3)	$4.08	$4.41	$3.88	$3.22	$1.91
Cash dividends declared per share	$.08	$.08	$.075	$.06	$.05
Average shares outstanding	94.6	95.7	92.0	76.3	75.7

	2003	2002	2001	2000	1999
	(in millions, except per-share amounts and ratios)
Condensed Consolidated Balance Sheets
Assets	$6,445.8	$5,393.4	$4,438.6	$2,272.8	$1,776.7
Investments	5,007.4	4,200.3	3,369.5	1,750.5	1,388.7
Unearned premiums	718.6	618.1	513.9	77.2	54.9
Reserve for losses and loss adjustment expenses	790.4	624.6	588.6	390.0	335.6
Short-term and long-term debt	717.4	544.1	324.1	—	—
Redeemable preferred stock	—	—	40.0	40.0	40.0
Common stockholders’ equity	3,225.8	2,753.4	2,306.3	1,362.2	1,057.3
Book value per share (3)	$34.31	$29.42	$24.54	$17.97	$14.17

Selected Ratios—Mortgage Insurance (4)
Loss ratio	40.7%	29.4%	29.4%	29.6%	36.8%
Expense ratio (5)	25.8	26.6	25.3	20.9	25.7

Combined ratio	66.5%	56.0%	54.7%	50.5%	62.5%

Selected Ratios—Financial Guaranty (4)
Loss ratio	67.1%	26.2%	27.2%	n/a	n/a
Expense ratio	38.8	33.0	40.8	n/a	n/a

Combined ratio	105.9%	59.2%	68.0%

Other Data—Mortgage Insurance
Primary new insurance written	$68,362	$48,767	$44,754	$24,934	$33,256
Direct primary insurance in force	119,887	110,273	107,918	100,859	97,089
Direct primary risk in force	27,106	26,273	26,004	24,622	22,901
Total pool risk in force	2,415	1,732	1,571	1,388	1,361
Other risk in force (6)	1,053	475	348	211	—

Other Data—Financial Guaranty
Net premiums written	$369	$286	$143	—	—
Net premiums earned	249	187	106	—	—
Net par insured	76,997	66,337	59,544	—	—
Net debt service outstanding	117,900	104,756	97,940	—	—

(1)	Effective June 9, 1999, Radian Group Inc. was formed by the merger of CMAC Investment Corporation and Amerin Corporation pursuant to an Agreement and Plan of Merger dated November 22, 1998. The transaction was accounted for on a pooling of interests basis and, therefore, all financial statements presented reflect the combined entity. On February 28, 2001, the Company acquired Enhance Financial Services Group Inc. The results for 2001 include the results of operations for Enhance Financial Services Group Inc. from the date of acquisition. See Note 1 of Notes to Consolidated Financial Statements.
(2)	Diluted net income per share and average share information per Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” See Note 2 of Notes to Consolidated Financial Statements.
(3)	All share and per-share data for periods prior to 2001 have been restated to reflect a 2-for-1 stock split in 2001.
(4)	Calculated on a GAAP basis using provision for losses to calculate the loss ratio and policy acquisition costs and other operating expenses to calculate the expense ratio as a percentage of net premiums earned.
(5)	Expense ratio in 1999 calculated net of merger expenses of $21.8 million recognized by statutory companies.
(6)	Consists primarily of second lien mortgage insurance risk and other structured mortgage-related insurance risk.

See Notes to Consolidated Financial Statements included in Item 8 of this report.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Radian provides credit insurance and financial services to the mortgage lenders and other global financial institutions. As a holder of credit risk, the Company’s results are subject to macroeconomic conditions and specific events that impact the performance of the underlying insured assets. 2003 was a challenging year. Mortgage insurance results continued to be solid despite an unprecedented refinance wave that caused very high cancellation rates, and a trend of increasing delinquencies and claims. The mortgage insurance mix of business has continued to shift toward a lower credit profile business such as Alternative A (“Alt-A”) and A minus, changing the profile of the mortgage insurance exposure. The financial guaranty business continued to grow successfully and expand its product offerings, but was set back by a large loss on a manufactured housing transaction and by the “clawback” of a substantial book of reinsurance by one of its financial guaranty customers that both occurred early in 2004. The financial services segment had another strong year of earnings growth, return on investment and balance sheet discipline.

The Company believes that its diversified credit enhancement strategy is sound and will continue to implement this strategy in the upcoming year. The Company’s challenges will be to solidify the AA financial guaranty business platform by continuing to demonstrate the ability to grow and write quality business. In the mortgage insurance business, the Company is hopeful that an economic recovery and job growth can positively impact performance and that modestly rising interest rates will help reduce the cancellation rate. The Company’s efforts in the European markets for both mortgage and financial guaranty business will be increased as the Company hopes to take advantage of its core competencies of credit risk analysis and capital allocation to write profitable business in Europe.

Results of Consolidated Operations – Consolidated

Net income for 2003 was $385.9 million or $4.08 per share compared to $427.2 million or $4.41 per share for 2002. Although the Company achieved growth in business volumes and revenues, the overall 9.7% decline in net income was principally a result of a higher provision for losses. The higher provision in the fourth quarter of 2003 was a result of a $96 million charge for an insurance policy related to manufactured housing loans originated by Conseco Finance Corp. In addition, the Company’s increased revenue was offset by increases in policy acquisition costs, other operating expenses and interest expense to support the higher business volumes. Insurance in force for the mortgage insurance business segment, which includes the activities of Radian Guaranty Inc. (“Radian Guaranty”), Amerin Guaranty Corporation (“Amerin Guaranty”) and Radian Insurance Inc. (“Radian Insurance”) (together referred to as “Mortgage Insurance”), increased from $110.3 billion at December 31, 2002 to $119.9 billion at December 31, 2003. Total net debt service outstanding (par plus interest) on transactions insured by the financial guaranty business segment increased from $104.8 billion at December 31, 2002 to $117.9 billion at December 31, 2003. The financial guaranty business segment (“Financial Guaranty”) is conducted primarily through two insurance subsidiaries, Radian Asset Assurance Inc. (“Radian Asset Assurance,” formerly Asset Guaranty Insurance Company) and Radian Reinsurance Inc. (“Radian Reinsurance,” formerly Enhance Reinsurance Company). These increases in business volumes produced increases in written and earned premiums, investment income and other income. In addition, equity in net income of affiliates increased by $23.8 million in 2003 to $105.5 million from the $81.7 million recorded in 2002 primarily due to strong results at Credit-Based Asset Servicing and Securitization LLC (“C-BASS”) and Sherman Financial Services Group LLC (“Sherman”). Equity in net income of affiliates for 2003 also includes $9.1 million (pre-tax) related to the Company’s investment in Primus Guaranty, Ltd., a Bermuda holding company and parent to Primus Financial Products, LLC. (“Primus”), a company rated “Aaa” by Moody’s Investor Services Inc. (“Moody’s”) and “AAA” by Standard & Poor’s Insurance Rating Service, a division of McGraw-Hill Companies, Inc. (“S&P”) that provides credit risk protection to derivatives dealers and credit portfolio managers on individual investment-grade entities. The results of Primus for 2002 were immaterial to the Company’s Consolidated Financial Statements.

Consolidated earned premiums for 2003 of $1,008.2 million represented an increase of $161.1 million or 19.0% from $847.1 million in 2002. Mortgage Insurance contributed $99.1 million of this increase and Financial Guaranty contributed $62.0 million. Net investment income of $186.2 million for 2003 increased $7.4 million or 4.1% from $178.8 million in 2002. This increase was primarily due to a large increase in the investment portfolio balance as a result of continued operating cash flows and the proceeds from the issuance of $250 million of notes in the first quarter of 2003 offset by lower yields on investments. Other income increased to $63.3 million in 2003 from $44.4 million in 2002, primarily related to increased contract underwriting income in the mortgage insurance segment.

The provision for losses was $476.1 million for 2003, an increase of $232.8 million or 95.7% from $243.3 million in 2002. Approximately $114.8 million of this increase was related to Mortgage Insurance to support an increase in claims payments and delinquency rates, and $118.0 million was related to Financial Guaranty, of which $96 million was added during the fourth quarter of 2003 in anticipation of approximately $111 million in claims from a single manufactured housing transaction originated and serviced by Conseco Finance Corp. The remainder was due to reserve additions at Financial Guaranty to support business growth and an increase in trade credit reinsurance claims. Policy acquisition costs for 2003 were $128.5 million, up $27.7 million or 27.5% from $100.8 million in 2002. Other operating expenses of $211.1 million for 2003 increased $35.8 million or 20.4% from $175.3 million in 2002. Included in operating expenses in 2003 is a $13.0 million charge for the cessation of operations of RadianExpress.com Inc. (“RadianExpress”), which was announced in the fourth quarter of 2003 and is expected to occur during the first quarter of 2004. The charge includes the write-off of the carrying cost of the investment of $7.2 million and provisions for severance, leasehold commitments and other charges of $5.8 million. The remaining increase in operating expenses was primarily due to increases in salaries and benefits related to an increase in headcount to support higher volumes, increased rent expense as the Company took over more space to support the increased growth, and increased depreciation and software costs due to increased capital expenditures in late 2001 through 2003 offset by reductions in professional fees and fees for outside services. The Company recorded a pension gain in 2002 related to the curtailment of Financial Guaranty’s pension plan. Interest expense of $37.5 million for 2003 increased from $28.8 million in 2002 as a result of the issuance of $250 million of long-term debt in February 2003. The Company’s consolidated effective tax rate was 27.4% for 2003 compared to 29.0% for 2002. The decline in the effective tax rate in 2003 is a result of a higher proportion of tax exempt securities to taxable income.

Net income for 2002 was $427.2 million or $4.41 per share compared to $360.4 million or $3.88 per share for 2001. The 18.5% increase in net income was primarily due to an increase in the Company’s business volumes and the inclusion of the results from the financial guaranty business segment and the equity in net income of affiliates component of the financial services segment for all of 2002, compared to 10 months in 2001, as a result of the acquisition of Enhance Financial Services Group Inc. (“EFSG”) on February 28, 2001. Direct primary insurance in force for the mortgage insurance business increased from $107.9 billion at December 31, 2001 to $110.3 billion at December 31, 2002. Total net debt service outstanding on transactions insured by Financial Guaranty increased from $97.9 billion at December 31, 2001 to $104.8 billion at December 31, 2002. These increases in business volumes produced increases in written and earned premiums and investment income. In addition, equity in net income of affiliates increased by $40.4 million or almost 98% in 2002 to $81.7 million from $41.3 million in 2001, primarily due to strong results at C-BASS and Sherman. Partially offsetting these increases were increases in the provision for losses, policy acquisition costs, other operating expenses and interest expense to support the business growth.

Consolidated earned premiums for 2002 of $847.1 million increased $131.2 million or 18.3% from $715.9 million in 2001. Mortgage Insurance contributed $51.1 million of this increase and Financial Guaranty contributed $80.1 million. Net investment income of $178.8 million for 2002 increased $31.3 million or 21.2% from $147.5 million in 2001. This increase was primarily due to a large increase in the investment portfolio balance as a result of continued operating cash flows, the proceeds from the issuance of $220 million of convertible debt in January 2002, as well as a full year’s use of the proceeds from the Company’s $250 million debt offering in May 2001. Other income increased slightly to $44.4 million for 2002 from $42.5 million in 2001.

The provision for losses was $243.3 million for 2002, an increase of $35.2 million or 16.9% from $208.1 million in 2001. Approximately $15.3 million of this increase was related to Mortgage Insurance to support an increase in delinquencies and claims payments, and $19.9 million was due to loss reserve increases at Financial Guaranty to support business growth and an increase in trade credit reinsurance claims. Policy acquisition costs for 2002 were $100.8 million, up $16.5 million or 19.6% from $84.3 million in 2001. Other operating expenses of $175.3 million for 2002 increased $42.8 million or 32.3% from $132.5 million in 2001. This was primarily due to increases in salaries and benefits related to an increase in headcount to support higher volumes, increased professional fees, fees for outside services and increased depreciation and software costs due to increased capital expenditures in the information technology and infrastructure areas. Interest expense of $28.8 million for 2002 increased from $17.8 million in 2001 as a result of the issuance of $220 million of convertible debt in January 2002 and $250 million of long-term debt in May 2001. The Company’s effective tax rate was 29.0% for 2002 compared to 28.7% for 2001.

Mortgage Insurance – Results of Operations

Net income for 2003 was $279.8 million, a decrease of $14.0 million or 4.8% from $293.8 million in 2002. This net decrease resulted from increases in the provision for losses, policy acquisition costs and other operating expenses and interest expense partially offset by higher earned premiums and other income.

Mortgage Insurance is dependent on a small number of lenders for providing a substantial portion of its business. Mortgage Insurance’s top 10 lenders were responsible for 42.5% of the direct primary risk in force at December 31, 2003. The top 10 lenders were also responsible for 53.3% of primary new insurance written in 2003. The highest state concentration of risk is California at 14.7%. At December 31, 2003, California also accounted for 14.8% of Mortgage Insurance’s total direct primary insurance in force and 15.2% of Mortgage Insurance direct primary new insurance written for 2003. The largest single customer of Mortgage Insurance (including branches and affiliates of such customer), measured by new insurance written, accounted for 10.4% of new insurance written during 2003, compared to 8.1% in 2002.

The concentration of business with lenders may increase or decrease as a result of many factors. These lenders may reduce the amount of business currently given to Mortgage Insurance or cease doing business with it altogether. Mortgage Insurance’s master policies and related lender agreements do not, and by law cannot, require its lenders to do business with it. The loss of business from a major lender could materially adversely affect Mortgage Insurance’s and the Company’s business and financial results. The Company expects customer concentration to be a continuous trend as a result of the ongoing consolidation in the financial services industry in general and the mortgage industry in particular.

Primary new insurance written during 2003 was $68.4 billion, a 40.2% increase from $48.8 billion written in 2002. This increase in Mortgage Insurance’s primary new insurance written volume in 2003 was primarily due to a large increase in insurance written both through flow business (loans insured on an individual basis) and structured transactions. During 2003, Mortgage Insurance wrote $18.9 billion in structured transactions compared to $11.8 billion in 2002. Of this amount in 2003, $11.0 billion was written in the first three months of the year. The amount written in the first quarter of 2003 includes a large structured transaction for one customer composed of prime mortgage loans originated throughout the United States. The Company’s participation in the structured transaction market is likely to vary from year to year as the Company competes with other mortgage insurers, as well as capital market executions for these transactions. During 2003, Mortgage Insurance wrote $932.5 million of pool insurance risk compared to $173.6 million in 2002. The majority of this pool risk consisted of prime and Alternative A (“Alt-A”) loans.

Mortgage Insurance’s volume in 2003 continued to be impacted by low interest rates that affected the entire mortgage industry. The continued low interest rate environment caused refinancing activity to remain high throughout 2003, and contributed to the industry’s significant volume of new insurance volume in 2003. Mortgage Insurance’s refinancing activity as a percentage of primary new insurance written was 49.8% for 2003 compared to 40.5% in 2002. The persistency rate, which is defined as the percentage of insurance in force that remains on the Company’s books after any 12-month period, was 46.7% for the 12 months ended December 31, 2003, as compared to 57.0% for the same period of 2002. This decrease was consistent with the increasing level of refinancing activity, which caused the cancellation rate to increase. The expectation for 2004 is a slowdown in the industry volume of new insurance written and an increase in persistency rates throughout the year, influenced by flat to slowly rising interest rates.

Net premiums earned in 2003 were $759.6 million, a $99.1 million or 15.0% increase from $660.5 million for 2002. The increase, which was greater than the increase in direct primary insurance in force, reflected a significant increase in non-traditional new insurance volume in Radian Insurance Inc. (“Radian Insurance”) and Amerin Guaranty, which is included in “other risk in force” and a higher percentage of non-prime business. Premiums earned in Radian Insurance and Amerin Guaranty, primarily from credit insurance on mortgage-related assets and second mortgages, were $99.8 million in 2003 compared to $35.2 million in 2002 and approximately $40.0 million in 2001. As further discussed below, non-prime business has higher premium rates, which are commensurate with the increased level of expected losses associated with the insurance. The insurance in force growth resulting from strong new insurance volume in 2003 was offset by a decrease in persistency levels. These lower persistency levels will continue to impact premiums earned in future periods to the extent that insurance in force growth slows. Direct primary insurance in force increased to $119.9 billion at December 31, 2003 from $110.3 billion a year ago. Total pool risk in force was $2.4 billion at December 31, 2003 compared to $1.7 billion at December 31, 2002.

The Office of Federal Housing Enterprise Oversight issued new risk-based capital regulations for Fannie Mae and Freddie Mac, which took effect September 13, 2002. The most relevant provision to the Company is a distinction between “AAA”-rated insurers and “AA”-rated insurers. The new regulations impose a credit haircut that Fannie Mae and Freddie Mac are given for exposure ceded to “AAA” insurers by 3.5% and to “AA” insurers by 8.75%. Currently, Radian Guaranty is rated “AA”; one other mortgage insurance provider is rated “AAA.” As a result, there may be an incentive for the GSEs to use private mortgage insurance provided by a “AAA” rated insurer. The provisions of the new regulations are to be phased in over a 10-year period commencing on the effective date of the regulation. There has been no impact on the Company as a result of this change.

The Company insures non-traditional loans, specifically Alt-A and A minus loans (collectively, referred to as “non-prime” business). Alt-A borrowers have a similar credit profile to the Company’s prime borrowers, but these loans are underwritten with reduced documentation and verification of information. The Company typically charges a higher premium rate for this business due to the reduced documentation, but the Company does not consider this business to be significantly more risky than its prime business, as long as the loans contain credit scores similar to the prime business. The A minus loan programs typically have non-traditional credit standards that are less stringent than standard credit guidelines. To compensate for this additional risk, the Company receives a higher premium for insuring this product that the Company believes is commensurate with the additional default risk. During 2003, non-prime business accounted for $27.4 billion or 40.1% of Mortgage Insurance’s new primary insurance written compared to $16.2 billion or 33.1% for the same period in 2002. At December 31, 2003, non-prime insurance in force was $37.8 billion or 31.5% of total primary insurance in force as compared to $25.6 billion or 23.2% of primary insurance in force a year ago. Of the $27.4 billion of non-prime business in 2003, $20.0 billion or 73.0% was Alt-A. The Company anticipates that the trend of a higher mix of non-traditional insured loans will continue as a result of alternative competitive products in the prime loan area, such as second mortgages.

The Company insures mortgage-related assets in a Pennsylvania domiciled insurer, Radian Insurance. Radian Insurance is rated “AA” by S&P and Fitch Ratings (“Fitch”) and “Aa3” by Moody’s Investors Service and was formed to write credit insurance on mortgage-related assets that are not permitted to be insured by monoline mortgage guaranty insurers. Such assets include second mortgages, manufactured housing loans, home equity loans and mortgages with loan-to-value ratios above 100%. Radian Insurance also provides credit enhancement to mortgage-related capital market transactions. In October 2001, Radian Insurance entered into a reinsurance agreement with one of its affiliates, Radian Asset Assurance Inc., for a substantial part of its business at that time. In 2002, most of the credit insurance on mortgage and mortgage-related assets was written in Radian Asset Assurance. Some of this business was reinsured by Radian Insurance. During 2003, this business was written in both Radian Asset Assurance and Radian Insurance. Risk in force in Radian Insurance and Amerin was $1.1 billion at December 31, 2003 compared to $.5 billion at December 31, 2002. The Company expects that future business will be written by both Radian Insurance and Radian Asset Assurance, but that the risk will remain on the Company that originated the business.

Mortgage Insurance and other companies in the industry have entered into risk/revenue-sharing arrangements with various customers that are designed to allow the customer to participate in the risks and rewards of the mortgage insurance business. One such product is captive reinsurance, in which a mortgage lender establishes a mortgage reinsurance company that assumes part of the risk associated with that lender’s insured book of business. In most cases, the risk assumed by the reinsurance company is an excess layer of aggregate losses that would be penetrated only in a situation of adverse loss development. For 2003, premiums ceded under captive reinsurance arrangements were $73.6 million, or 10.0% of total premiums earned during 2003, as compared to $57.1 million, or 8.3% of total premiums earned for the same period of 2002. New primary insurance written under captive reinsurance arrangements was $21.9 billion, or 32.1% of total new primary insurance written in 2003 as compared to $17.0 billion, or 34.8% of total new primary insurance written in 2002. The Company has experienced a trend toward increased use of these risk/revenue-sharing arrangements at increased percentage levels. The Company continues to evaluate the level of revenue sharing against risk sharing on a customer-by-customer basis.

Net investment income for 2003 was $107.7 million, compared to $107.1 million in 2002. This slight increase was a result of continued growth in invested assets, primarily due to positive operating cash flows during 2003 and the allocation of interest income from net financing activities, offset by declining investment yields that were experienced throughout the year. The Company has continued to invest some of its net operating cash flow in tax-advantaged securities, primarily municipal bonds, although the Company’s investment policy allows the purchase of various other asset classes including common stock and convertible securities. The Company’s common equity exposure is targeted at a maximum of 5% of the investment portfolio’s market value, while the investment- grade convertible securities and investment-grade taxable bond exposure are each targeted not to exceed 10%.

The provision for losses was $309.3 million for 2003, an increase of $114.8 million or 59.0% from $194.5 million in 2002 primarily as a result of a higher mix of non-traditional insured loans. This resulted primarily from an increase in claims coupled with higher delinquency (or default) rates. Claim activity is not spread evenly throughout the coverage period of a book of business. Relatively few claims on prime business are received during the first two years following issuance of a policy and on non-prime business during the first year. Historically, claim activity on prime loans has reached its highest level in the third through fifth years after the year of policy origination and on non-prime loans, this level is expected to be reached in the second through fourth years. Approximately 82.9% of the primary risk in force and approximately 40.7% of the pool risk in force at December 31, 2003 had not yet reached its highest claim frequency years. The combined default rate for both primary and pool insurance, excluding second lien insurance coverage, was 3.2% at December 31, 2003, compared to 2.8% at December 31, 2002, while the default rate on the primary business was 4.7% at December 31, 2003 compared to 4.1% at December 31, 2002. The change in the default rate on the primary business was caused by a 15-basis-point increase in the delinquency rate on the non-prime business as a result of that business seasoning, with the delinquency rate on the prime business up 39 basis points year over year as described in the following tables. A strong economy generally results in better loss experience and a decrease in the overall level of losses. A continued weakening of the economy could negatively impact the Company’s overall default rates, which would result in an increase in the provision for losses.

The total number of defaults increased from 43,773 at December 31, 2002 to 50,080 at December 31, 2003. The average loss reserve per default decreased from $11,073 at the end of 2002 to $10,253 at December 31, 2003. The slowing of the economy, as well as a higher mix of non-prime insured loans, contributed to the rising level of mortgage delinquencies. The lower reserve per default is a result of a higher percentage of newer business which has not reached peak delinquency. The loss reserve as a percentage of risk in force was 1.6% at December 31, 2003, compared to 1.7% at December 31, 2002. The non-prime mortgage insurance business has experienced a consistent increase in the number of defaults. Although the default rate on this business is higher than on the prime book of business, the higher premium rates charged for the non-prime business are expected to compensate for the increased level of expected losses associated with this business. The number of non-prime loans in default at December 31, 2003 was 19,840, which represented 47% of the total primary loans in default, compared to 14,305 non-prime loans in default at December 31, 2002, which represented 40% of the total primary loans in default. The default rate on the Alt-A business was 5.3% at December 31, 2003 compared to 5.2% at December 31, 2002. The default rate on the A minus and below loans was 11.4% at December 31, 2003 compared to 11.3% at December 31, 2002. It is too early to determine whether ultimate losses on the non-prime business will reflect the assumptions made when the business was originated. The default rate on the prime business was 3.5% at December 31, 2003 and 3.1% at December 31, 2002.

Direct claims paid for 2003 were $271.2 million compared to $165.0 million for 2002. The severity of loss payments has increased over the past few years due primarily to deeper coverage amounts and larger loan balances. In addition, claims paid in 2003 have been impacted by the rise in delinquencies in 2001 and 2002 that have proceeded to foreclosure. A disproportionately higher incidence of claims in Georgia and Utah is directly related to questionable property value estimates in those states. The Company’s Risk Management department identified these issues several years ago and has put into place several property valuation checks and balances to mitigate the risk of these issues from recurring. Further, these same techniques are being applied to all mortgage insurance transactions. The Company expects this higher incidence of claims in Georgia and Utah to continue until loans originated in Georgia and Utah prior to the implementation of these preventive measures become sufficiently seasoned. The higher level of claim incidence in Texas partly resulted from unemployment levels which were higher than the national average and lower home price appreciation. The Company believes that claims in the Midwest and Southeast have been rising and will continue to rise due to the weakening of the industrial sector of the economy. The Company anticipates that overall claim payments will continue to increase in 2004.

Net income for 2002 was $293.8 million, an increase of $13.8 million or 4.9% from $280.0 million in 2001. This increase resulted from increases in earned premiums and investment income, partially offset by increases in the provision for losses, policy acquisition and other operating expenses and interest expense.

Mortgage Insurance’s top 10 lenders were responsible for 49.3% of the direct primary risk in force at December 31, 2002. The top 10 lenders were also responsible for 46.5% of primary new insurance written in 2002. The highest state concentration of risk is California. At December 31, 2002, California accounted for 16.2% of Mortgage Insurance’s total direct primary insurance in force and 18.7% of Mortgage Insurance is direct primary new insurance written for 2002. The largest single customer of Mortgage Insurance (including branches and affiliates of such customer), measured by new insurance written, accounted for 8.1% of new insurance written during 2002, compared to 12.6% in 2001.

Primary new insurance written during 2002 was $48.8 billion, an 8.9% increase from $44.8 billion written in 2001. This increase in Mortgage Insurance’s primary new insurance written volume in 2002 was primarily due to a large increase in the mortgage origination market, as well as an increase in insurance written through structured transactions. The industry experienced an approximate 20% increase in new insurance written during 2002 compared to 2001. The Company’s market share of the industry based on new insurance written was 14.4% compared to 15.6% in 2001. During 2002, Mortgage Insurance wrote $11.8 billion in structured transactions compared to $8.7 billion in 2001. During 2002, Mortgage Insurance wrote $173.6 million of pool insurance risk compared to $255.4 million in 2001.

Mortgage Insurance’s volume in 2002 continued to be impacted by low interest rates that affected the entire mortgage industry. The continued low-interest-rate environment caused refinancing activity to remain high throughout 2002, and contributed to relatively strong new insurance volume in 2002. Mortgage Insurance’s refinancing activity, as a percentage of primary new insurance written, was 40.5% for 2002 compared to 40.3% in 2001. The persistency rate was 57.0% for the 12 months ended December 31, 2002 as compared to 63.3% for the same period of 2001. This decrease was consistent with the increasing level of refinancing activity, which caused the cancellation rate to increase.

Net premiums earned in 2002 were $660.5 million, a $51.1 million or 8.4% increase from $609.4 million for 2001. This increase included a slightly higher percentage of non-prime business, which has higher premium rates, commensurate with the increased level of risk associated with such insurance. The insurance in force growth resulting from strong new insurance volume in 2002 was offset by a decrease in persistency levels. Direct primary insurance in force increased to $110.3 billion at December 31, 2002 from $107.9 billion at December 31, 2001. Total pool risk in force was $1.7 billion at December 31, 2002 compared to $1.6 billion at December 31, 2001.

During 2002, non-prime business accounted for $16.2 billion or 33.1% of Mortgage Insurance’s primary new insurance written compared to $14.3 billion or 31.9% for the same period in 2001. Much of this business was written in the form of structured transactions. At December 31, 2002, non-prime insurance in force was $25.6 billion or 23.2% of total primary insurance in force as compared to $18.2 billion or 16.8% of primary insurance in force at December 31, 2001. Of the $16.2 billion of non-prime business in 2002, $11.8 billion or 72.8% was Alt-A.

For 2002, premiums ceded under captive reinsurance arrangements were $57.1 million, or 8.3% of total premiums earned during 2002, as compared to $52.8 million, or 8.4% of total premiums earned for the same period of 2001. New primary insurance written under captive reinsurance arrangements was $17.0 billion, or 34.8% of total primary new insurance written in 2002 as compared to $14.7 billion, or 32.9% of total primary new insurance written in 2001.

Net investment income for 2002 was $107.1 million, a $10.0 million or 10.3% increase compared to $97.1 million in 2001. This increase was a result of continued growth in invested assets, primarily due to positive operating cash flows during 2002 and the allocation of interest income from net financing activities. This was offset by declining investment yields that were experienced throughout the year.

The provision for losses was $194.5 million for 2002, an increase of $15.4 million or 8.6% from $179.1 million in 2001. Approximately 70.7% of the primary risk in force and approximately 31.9% of the pool risk in force at December 31, 2002 had not yet reached its highest claim frequency years. The combined default rate for both primary and pool insurance, excluding second lien insurance coverage, was 2.8% at December 31, 2002 compared to 2.2% at December 31, 2001, while the default rate on the primary business was 4.1% at December 31, 2002 compared to 3.5% at December 31, 2001. The change in the default rate on the primary business was caused principally by a 230-basis-point increase in the delinquency rate on the non-prime business as a result of that business seasoning, with the delinquency rate on the prime business down slightly from year to year.

The total number of defaults increased from 41,147 at December 31, 2001 to 43,773 at December 31, 2002. The average loss reserve per default decreased from $11,291 at the end of 2001 to $11,073 at December 31, 2002. The slowing of the economy, as well as the increased level of non-prime insured loans, contributed to the rising level of mortgage delinquencies. The loss reserve as a percentage of risk in force was 1.7% at December 31, 2002, up from 1.6% at December 31, 2001. The non-prime mortgage insurance business has experienced a consistent increase in the number of defaults. The number of non-prime loans in default at December 31, 2002 was 14,305, which represented 40% of the total primary loans in default, compared to 7,704 non-prime loans in default at December 31, 2001, which represented 24.8% of the total primary loans in default. The default rate on the Alt-A business was 5.2% at December 31, 2002 compared to 4.5% at December 31, 2001. The default rate on the A minus and below loans was 11.3% at December 31, 2002 compared to 6.4% at December 31, 2001. The default rate on the prime business was 3.1% at December 31, 2002 and December 31, 2001.

Direct claims paid for 2002 were $165.0 million compared to $97.7 million for 2001. The severity of loss payments has increased due to deeper coverage amounts and larger loan balances. In addition, claims paid in 2002 were impacted by the rise in delinquencies in 2001 that have proceeded to foreclosure.

The following table provides selected information as of and for the periods indicated for the Mortgage Insurance segment:

	Year Ended December 31
	2003	2002	2001
	($ thousands, unless specified otherwise)
Provision for losses	$309,272	$194,486	$179,146
Reserve for losses	$513,473	$484,705	$465,444
Primary Insurance
Prime:
Number of insured loans	640,778	698,910	752,519
Number of loans in default	22,156	21,483	23,312
Percentage of total loans in default	3.46%	3.07%	3.10%
Non-prime:
Alt-A
Number of insured loans	138,571	102,839	59,778
Number of loans in default	7,343	5,300	2,666
Percentage of total loans in default	5.30%	5.15%	4.46%
A Minus and below
Number of insured loans	110,054	79,871	79,396
Number of loans in default	12,497	9,005	5,038
Percentage of loans in default	11.36%	11.27%	6.35%
Total Primary Insurance:
Number of insured loans	889,403	881,620	891,693
Number of loans in default	41,996	35,788	31,016
Percentage of loans in default	4.72%	4.06%	3.48%
Direct claims paid:
Prime	$120,150	$89,095	$64,157
Non-prime
Alt-A	56,203	27,281	5,882
A minus and below	71,655	32,114	19,083
Seconds	23,148	16,502	8,569

Total	$271,156	$164,992	$97,691
Average claim paid:
Prime	$24.2	$23.6	$20.6
Non-prime
Alt-A	40.1	39.3	29.7
A minus and below	26.1	24.8	23.7
Seconds	26.0	28.5	38.4

Total	$27.1	$26.0	$22.5

	Year Ended December 31
	2003	2002	2001
	($ thousands, unless specified otherwise)
Claims Paid:
Georgia	$26,552	$12,731	$4,459
Utah	13,745	9,895	4,817
Texas	19,870	9,770	4,032
Florida	13,470	8,864	8,701
North Carolina	13,153	6,111	2,945
Percentage of total claims paid:
Georgia	9.8%	7.7%	4.6%
Utah	5.1	6.0	4.9
Texas	7.3	5.9	4.1
Florida	5.0	5.4	8.9
North Carolina	4.9	3.7	3.0
Risk in Force: ($ millions)
California	$3,988	$4,308	$4,253
Florida	2,264	2,084	1,927
New York	1,630	1,647	1,659
Texas	1,443	1,379	1,344
Georgia	1,246	1,196	1,148
Total Risk in Force:	$27,106	$26,273	$26,004
Percentage of total risk in force:
California	14.7%	16.4%	16.4%
Florida	8.4	7.9	7.4
New York	6.0	6.3	6.4
Texas	5.3	5.2	5.2
Georgia	4.6	4.6	4.4
New insurance written: ($ millions)
Prime	$40,940	$32,603	$30,481
Alt-A	20,026	11,771	8,717
A minus and below	7,396	4,393	5,556

Total	$68,362	$48,767	$44,754
Primary risk written ($ millions)	$17,102	$12,063	$10,975
Direct primary insurance in force ($ millions)	$119,887	$110,273	$107,918
Pool Insurance: ($ millions)
Pool risk written	$933	$174	$255
GSE pool risk in force	$1,393	$1,218	$1,222
Total pool risk in force	$2,415	$1,732	$1,571

Number of insured loans in force	599,140	593,405	866,303
Number of loans in default	5,738	6,554	8,156
Percentage of loans in default	0.9%	1.1%	0.9%
Other Risk in Force: ($ millions)
Seconds	$725	$407	$316
NIMS	295	56	32
Other	33	12	—
Total	$1,053	$475	$348

Policy acquisition costs and other operating expenses were $196.1 million in 2003, an increase of 11.5% compared to $175.9 million for 2002. Policy acquisition costs relate directly to the acquisition of new business and other operating expenses primarily consist of contract underwriting expenses, overhead and administrative costs. Policy acquisition costs were $70.2 million in 2003, an increase of 5.1% from $66.8 million in 2002. The amortization of these expenses is related to the recognition of gross profits over the life of the policies. Much of the amortization in the current year represents costs that were expended in 2002. Other operating expenses were $125.9 million for 2003, an increase of 15.5% from $109.0 million for 2002. This reflects an increase in expenses associated with the Company’s technological, administrative and support functions. Contract underwriting expenses for 2003, included in other operating expenses, were $55.7 million as compared to $46.2 million in 2002, an increase of 20.6%. The $9.5 million increase in contract underwriting expenses during 2003 reflected the higher demand for contract underwriting services as a result of higher volumes of new insurance written. Other income, which primarily includes income related to contract underwriting services, was $32.0 million for 2003 compared to $20.4 million for 2002. During 2003, loans underwritten via contract underwriting accounted for 26.8% of applications, 25.8% of commitments and 22.6% of certificates issued by Mortgage Insurance as compared to 30.4%, 28.7% and 23.0%, respectively, in 2002. Mortgage Insurance utilizes its underwriting skills to provide an outsourced underwriting service to its customers known as contract underwriting. For a fee, Mortgage Insurance underwrites loan files for secondary market compliance while concurrently assessing the file for mortgage insurance, if applicable. Mortgage Insurance gives recourse to its customers on loans it underwrites for secondary market compliance on which it has made a material error, by placing mortgage insurance coverage on the loan, by purchasing the loan, or by indemnifying the customer against future loss associated with the loan. Purchasing the loan would subject the company to credit risk and interest rate risk. Also, in a rising interest rate environment, the value of loans that Mortgage Insurance is required to purchase could decrease, and consequently, the costs of such purchases could increase. During 2003, less than 1% of all loans were subject to these remedies and the costs with these remedies were immaterial.

Interest expense for 2003 was $21.5 million compared to $17.2 million for 2002. This represented the allocation of interest on the long-term debt issued during 2001, 2002 and 2003. The Company issued an additional $250 million of debt in February 2003. Net gains on dispositions of investments and changes in the fair value of derivative instruments were $11.4 million for 2003 compared to gains of $5.1 million in 2002. This related to the change in the fair value of derivative instruments, primarily embedded derivatives in convertible debt securities as well as an increase in gains on sales of investments.

The effective tax rate for 2003 was 27.1% compared to 27.6% in 2002 and 27.7% in 2001. The tax rate reflects the significant investment in tax-advantaged securities.

Underwriting and other operating expenses were $175.9 million in 2002, an increase of $21.5 million or 13.9% compared to $154.4 million for 2001. Policy acquisition costs were $66.8 million in 2002, an increase of $4.4 million or 7.0% from $62.4 million in 2001. Much of the amortization in 2002 represents costs that were expended in 2001. Other operating expenses were $109.0 million for 2002, an increase of $17.0 million or 18.5% from $92.0 million for 2001. This reflects an increase in expenses associated with the Company’s technological, administrative and support functions to support increased business volumes. Contract underwriting expenses for 2002, included in other operating expenses, were $46.2 million as compared to $44.6 million in 2001, an increase of $1.6 million or 3.6%. Other income, which primarily includes income related to contract underwriting services, was $20.4 million for 2002 and 2001. During 2002, loans underwritten via contract underwriting accounted for 30.4% of applications, 28.7% of commitments, and 23.0% of certificates issued by Mortgage Insurance as compared to 34.5%, 32.0% and 25.8%, respectively, in 2001.

Interest expense for 2002 and 2001 was $17.2 million and $10.5 million, respectively. This primarily represented the allocation of interest on the Company’s long-term debt issued during 2002 and 2001.

The U.S. Department of Housing and Urban Development (“HUD”) proposed a rule under the Real Estate Settlement Procedures Act (“RESPA”) to create an exemption from the provisions of RESPA that prohibit the giving of any fee, kickback or thing of value pursuant to any agreement or understanding that real estate settlement services will be referred. The proposed rule would have made the exemption available to lenders that, at the time a borrower submits a loan application, give the borrower a firm, guaranteed price for all settlement services associated with the loan. In 2003, HUD withdrew the proposed rule and submitted another rule to the Office of Management and Budget. The contents of the new rule have not been made public, although most commentators are assuming that the new rule is similar to the old rule. If the new rule is implemented, the premiums charged for mortgage insurance could be negatively affected.

Financial Guaranty – Results of Operations

The financial guaranty insurance segment operations are conducted through insurance subsidiaries of EFSG and primarily involve the direct insurance and reinsurance of public finance bonds and asset-backed securities, and other structured financial obligations, including credit default swaps and certain other financial guaranty contracts. Financial guaranty and trade credit reinsurance (which protects sellers of goods under certain circumstances against non-payment of the receivables they hold from buyers of their goods) is assumed primarily from a limited number of direct insurers. Approximately 30.9% of total gross written premiums for Financial Guaranty were derived from four insurers in 2003. A substantial reduction in the amount of insurance assumed from one or more of these principal clients could have a material adverse effect on Financial Guaranty’s gross written premiums and, potentially, its results of operations. Effective July 1, 2003, Radian Reinsurance and one of its primary customers terminated their ongoing treaty relationship. As discussed below, effective January 31, 2004, this customer exercised its right to recapture financial guaranty business previously ceded to Radian Reinsurance, representing 8.7% of gross written premiums for Financial Guaranty in 2003. In addition, five trade credit insurers were responsible for 10.5% of premiums written in 2003. The Company’s trade credit reinsurance may cover receivables as to which the buyer and seller are in the same country, as well as cross-border receivables. In such cross-border transactions, the Company sometimes provides coverage that extends to certain political risks, such as foreign currency controls and expropriation, which could interfere with the payment by the buyer of the goods that are the subject of the transaction being reinsured by the Company.

On October 4, 2002, S&P announced that it had downgraded the Insurer Financial Strength rating of Radian Reinsurance from “AAA” to “AA.” On April 8, 2003, Fitch downgraded the Insurer Financial Strength rating of Radian Reinsurance from “AAA” to “AA” and removed it from “negative watch”. Radian Reinsurance and Radian Asset Assurance are parties to numerous reinsurance agreements with primary insurers which grant the primary insurers the right to recapture all of the business ceded to Radian Reinsurance or Radian Asset Assurance under these agreements if the financial strength rating of Radian Reinsurance or Radian Asset Assurance, as the case may be, is downgraded below the rating levels from specified rating agencies established in the agreements, and, in some cases, to increase the commissions in order to compensate the primary insurers for the decrease in credit the rating agencies give the primary insurers for the reinsurance provided by Radian Reinsurance and Radian Asset Assurance.

As a result of the downgrade by S&P, one of the primary insurers exercised its right to recapture the financial guaranty reinsurance ceded to Radian Reinsurance. Radian Reinsurance has reached agreement with the remaining primary insurers without additional cost to Radian Reinsurance whereby such primary insurers have agreed not to exercise their rights with respect to the downgrade of Radian Reinsurance by S&P. None of the primary insurers has a similar right with respect to the downgrade by Fitch.

In December 2003, Moody’s placed the Aa2 Insurance Financial Strength rating of Radian Reinsurance on review for possible downgrade. In January 2004, S&P revised its outlook for Radian Group, Radian Asset Assurance and Radian Reinsurance to negative from stable.

With respect to the primary insurer that has exercised its right, effective January 31, 2004, approximately $16.4 billion of par in force reinsurance ceded to Radian Reinsurance was recaptured. Radian Reinsurance returned approximately $96.4 million of Statutory (“STAT”) unearned premium reserves for which the carrying value under accounting principles generally accepted in the United States of America (“GAAP”) was approximately $71.5 million. In addition, Radian Reinsurance was reimbursed for policy acquisition costs of approximately $31.0 million for which the carrying value under GAAP was $21.3 million. Radian Reinsurance also reimbursed the primary insurer for case reserves recorded under GAAP for approximately $11.5 million. Finally, Radian Reinsurance took a charge of $0.8 million for mark-to-market adjustments related to certain insurance policies associated with the recapture. The sum of the above adjustments related to this recapture resulted in an estimated initial reduction of pre-tax income of $15.9 million and is summarized as follows:

	Cash Paid (Received)	GAAP Book Basis	Initial Gain (Loss)
	(in thousands)
Unearned Premium	$96,417	$71,524	$(24,893)
Acquisition Costs	(31,023)	(21,257)	9,766
Case Reserves	11,488	11,488	—
Receivable from Unrealized Credit Derivatives Gain	—	(791)	(791)

Totals	$76,882	$60,964	$(15,918)

The Company estimates that the amount of capital it is holding to support this recaptured insurance business approximates $170.0 million. Such capital could potentially be redeployed for additional reinsurance, including reinsurance of obligations primarily insured by Radian Asset Assurance, other opportunities with possibly higher returns to the Company than the reinsurance business recaptured by the primary insurer, or if the Potential Merger (as defined below) were to be consummated, to write additional direct financial guaranty insurance. Since the acquisition of Radian Reinsurance by the Company in February 2001, reinsurance assumed from this primary insurer resulted in $25.1 million of written premium and $20.6 million of earned premium in 2001, $30.8 million of written premium and $32.0 million of earned premium in 2002 and $33.1 million of written premium and $37.0 million of earned premium for 2003. The Company estimates that for 2004, the recapture of reinsurance business will reduce pre-tax income by $37.8 million or approximately $0.26 per share after tax. This results from the one-time loss related to the difference in STAT and GAAP unearned premiums on the recaptured business, as well as income lost in 2004 from the recaptured business.

Future downgrades could trigger the primary financial guaranty insurers to recapture additional financial guaranty business that was assumed by Radian Reinsurance. The estimated impact of potential downgrades, excluding the impact of the business that has already been recaptured, is as follows:

•	$18.5 billion of par is subject to recapture in the event of a one-notch downgrade.

•	$38.1 billion of par is subject to recapture in the event of a two-notch downgrade.

There have been internal discussions regarding, and management has taken steps toward, the merger of the financial guaranty reinsurance business of Radian Reinsurance into Radian Asset Assurance (the “Potential Merger”). If the Potential Merger were to occur, the financial guaranty reinsurance business currently conducted by Radian Reinsurance and the direct financial guaranty business conducted by Radian Asset Assurance would be conducted by Radian Asset Assurance as part of one company, and Radian Asset Assurance would have greater assets, liabilities and shareholder’s equity than it currently has on a stand-alone basis. However, the Potential Merger has not been fully approved by either Radian Asset Assurance’s or Radian Reinsurance’s respective boards of directors and shareholder. In addition, if such a merger were to occur, the transaction and its potential effects on Radian Asset Assurance and Radian Reinsurance would have to be approved by applicable regulatory bodies, including the New York Insurance Department and relevant rating agencies. Financial Guaranty has received preliminary regulatory approval from the New York and California Insurance Departments to the Potential Merger, subject to the satisfaction of certain conditions. However, there can be no assurance that the Potential Merger will occur.

If the Potential Merger were to occur, the STAT capital available to Radian Asset Assurance to write direct insurance would increase in an amount equal to the STAT capital of Radian Reinsurance. Consequently, Radian Asset Assurance’s regulatory and rating agency single risk exposure limits would increase to permit Radian Asset Assurance to insure and retain net exposure to larger risks than Radian Asset Assurance would be able to without the Potential Merger, without the need to find ample reinsurance capacity, whether from Radian Reinsurance or an unaffiliated third party. Similarly, the combined entity with larger regulatory and rating agency single risk exposure limits would be able to reinsure and retain net exposure to larger risks than Radian Reinsurance would be able to write without the Potential Merger, without the need to retrocede its risk to Radian Asset Assurance or an unaffiliated third party. Radian Asset Assurance also anticipates that its internally established criteria for single risk exposure should also permit it to retain exposure to larger risks. There can be no assurance, however, that Radian Asset Assurance would be able to insure or reinsure larger risks on terms and conditions acceptable to Radian Asset Assurance.

The Company believes that the Potential Merger could have the effect of making the rating of the larger combined Financial Guaranty company from the major rating agencies more stable, and could decrease the risk of a downgrade of Radian Asset Assurance by such agencies. However, the rating agencies are reviewing the Potential Merger and its potential effects on Financial Guaranty, and such review could result in a change in the rating (either positive or negative) of a combined Financial Guaranty company. Any determination by any of the rating agencies to lower any of its ratings for the combined Financial Guaranty company from those currently in effect for either Radian Asset Assurance or Radian Reinsurance could affect a decision whether or not to proceed with the Potential Merger, and if the Potential Merger were consummated notwithstanding a lowering of the combined Financial Guaranty company rating, it could have a materially adverse effect on Financial Guaranty’s business and would permit its largest financial guaranty primary insurance customers to terminate their current reinsurance relationships with Radian Reinsurance and recapture the reinsurance business ceded to Radian Reinsurance. See “Ratings” in this Item 1 for a description of the rights of certain of Radian Reinsurance’s customers upon a downgrade of the rating of Radian Reinsurance.

In addition, if the Potential Merger were to occur, the Company believes that its current and potential customers would view the combined entity more favorably since Radian Asset Assurance would have materially greater STAT capital. The customers’ credit exposure limits to Radian Asset Assurance should increase as a result of Radian Asset Assurance’s greater capital that could result in the ability of Radian Asset Assurance’s customers to enter into a greater number of and larger-sized transactions with Radian Asset Assurance, especially in its structured finance business, than they would without the Potential Merger. There can be no assurance, however, as to the effect the Potential Merger would have on the number and size of transactions that customers would enter into with Radian Asset Assurance.

However, Financial Guaranty’s reinsurance customers may view the combined Financial Guaranty company as more of a competitor and a threat to their business and prospects, since the combined Financial Guaranty company would be a larger entity that not only reinsures their obligations, but also could directly insure larger obligations in competition with them. Even if the combined Financial Guaranty company ratings were not changed or reduced as a result of the Potential Merger, any of Financial Guaranty’s customers could: (i) compete with Radian Asset Assurance more vigorously than they do now on the direct financial guaranty company transactions Radian Asset Assurance insures, (ii) materially reduce or eliminate the reinsurance currently ceded by such customer to Radian Reinsurance, (iii) if such customer does not consent to the Potential Merger and its reinsurance agreements with Radian Reinsurance does not permit Radian Reinsurance to merge with another entity, exercise any right to recapture all of the business ceded to Radian Reinsurance under such agreements, or (iv) become more reluctant to partner with Financial Guaranty on transactions. Consequently, Financial Guaranty would: (i) experience a reduction in the number of transactions entered into, the premium received and/or the premium rate relative to the insurance exposure on future direct financial guaranty insurance transactions, (ii) have a material reduction in future reinsurance premiums written and earned, and/or (iii) be required to return unearned premiums previously received by Radian Reinsurance. A reduction in direct insurance or reinsurance premiums received or the premium rates received, or the requirement to return unearned premium to the ceding company could have a material adverse effect on Financial Guaranty’s business. Since Radian Reinsurance has a relatively small number of customers, primarily consisting of most of the largest financial guaranty primary insurers, if any of these customers were to reduce or eliminate the reinsurance ceded to Financial Guaranty, or to require the return of unearned premium, it could have a material adverse effect on Financial Guaranty.

If the Potential Merger were to occur, the reinsurance, public finance and structured finance business would be written by Radian Asset Assurance, which would have greater assets, liabilities and shareholder’s equity than either Radian Asset Assurance or Radian Reinsurance would have in the absence of the Potential Merger.

Net income for 2003 was $63.6 million, a $29.5 million or 31.7% decrease from $93.1 million for 2002. In the fourth quarter of 2003, Financial Guaranty added $96.0 million to its loss reserves in anticipation of approximately $111.0 million in claims from a single manufactured housing transaction originated and serviced by Conseco Finance Corp. This transaction, along with several other transactions with investment-grade ratings, was originally written in Radian Insurance in 2001, but was reinsured by Radian Asset Assurance. The losses are expected to be paid out over the next several years. Net premiums written and earned for 2003 were $368.6 million and $248.6 million, respectively, compared to $286.3 million and $186.6 million, respectively, for 2002. Increases were achieved in earned premiums as a result of continued business growth in all areas of the business, net gains from changes in fair value of derivatives, investment income, equity in net income of affiliates and other income, offset by the increase in the provision for losses, policy acquisition costs, other operating expenses and interest expense. Included in net premiums written and earned for 2003 were $54.1 million and $42.0 million, respectively, of credit enhancement fees on derivative financial guaranty contracts, compared to $40.4 million and $19.8 million, for net premiums written and earned in 2002. In 2003, Financial Guaranty originated $8.8 billion of par in the public finance area, including $3.0 billion in general obligations, $1.5 billion in the healthcare sector, $1.5 billion in the utilities sector and $1.4 billion in the transportation sector. In the structured finance area, Financial Guaranty originated $10.9 billion of par for 2003, primarily in the form of guaranties on collateralized debt obligations and asset-backed securities. In 2002, Financial Guaranty originated $5.7 billion in par in the public finance area, including $1.9 billion in general obligations, $1.2 billion in the healthcare sector, $0.9 billion in the utilities sector and $0.6 billion in the higher education sector. In the structured finance area, Financial Guaranty originated $10.9 billion of par for 2002, primarily in the form of guarantees on collateralized debt obligations and asset-backed securities.

The results of operations for the financial guaranty segment for the year-to-date period of 2001 include the results of EFSG from the date of its acquisition, February 28, 2001. Since the acquisition, business volumes in the financial guaranty segment have increased significantly, leading to large increases in premiums written, and more gradual increases in premiums earned as premiums are often earned over many years.

Net income for 2002 was $93.1 million, a $37.0 million or 66.0% increase from $56.1 million for 2001. Net premiums written and earned for 2002 were $286.3 million and $186.6 million, respectively, compared to $143.2 million and $106.5 million for 2001. Included in net premiums written and earned for 2002 were $40.4 million and $19.8 million, respectively, of credit enhancement fees on derivative financial guaranty contracts, compared to $5.3 million for both net premiums written and earned in 2001. In 2001, Financial Guaranty originated $5.4 billion in par in the public finance area, including $2.1 billion in general obligations, $1.1 billion in the healthcare sector, $0.8 in the utilities sector and $0.7 billion in the transportation sector. Financial Guaranty also originated $5.8 billion of par in the structured finance area in 2001, primarily in the form of guarantees on collateralized debt obligations and asset-backed securities.

The gross par originated for 2003, 2002 and 2001 is as follows:

Type	2003	2002	2001
	(in millions)
Public finance:
General obligation and other tax supported	$3,026	$1,872	$2,091
Water/sewer/electric gas and investor-owned securities	1,473	906	815
Healthcare	1,521	1,248	1,056
Airports/transportation	1,374	559	749
Education	748	587	436
Other municipal	543	454	101
Housing	99	110	141

Total public finance	8,784	5,736	5,389

Structured finance:
Asset-backed	5,507	5,926	3,864
Collateralized debt obligations	4,986	4,456	1,267
Other structured	395	546	644

Total structured finance	10,888	10,928	5,775

Total	$19,672	$16,664	$11,164

In July 2003, the State of California Department of Insurance issued Radian Asset Assurance a Certificate of Authority to write financial guaranty insurance in California. As a result, the Company believes that Radian Asset Assurance has begun to have additional opportunities to write financial guaranty insurance, particularly on public finance obligations, which could favorably increase Radian Asset Assurance’s net premiums written in the public finance direct area in the near future, and subsequently increase Radian Asset Assurance’s net premiums earned as such premium written becomes earned over the life of the obligations insured.

In August 2003, the Financial Services Authority of the United Kingdom granted permission under Part IV of the Financial Services & Markets Act 2000 for Radian Asset Assurance Limited (“RAAL”), a subsidiary of Radian Asset Assurance, to conduct an insurance business in the United Kingdom. As a result of this additional authority, through RAAL, the Company will have additional opportunities to write financial guaranty insurance in the United Kingdom and, subject to compliance with the European passport rules, throughout the European Union, which could increase Radian Asset Assurance’s net premiums written (on a consolidated basis) in the future, and subsequently increase its net premiums earned (on a consolidated basis), as such premium written becomes earned over the life of the obligations insured.

The following table shows the breakdown of premiums written and earned for each period:

	Year Ended December 31
	2003	2002	2001
	(in thousands)
Net premiums written:
Public finance direct	$85,178	$62,849	$35,652
Public finance reinsurance	81,877	48,130	36,773
Structured finance direct	88,053	66,644	12,016
Structured finance reinsurance	48,702	60,297	36,427
Trade credit	64,827	48,416	22,362

Total net premiums written	$368,637	$286,336	$143,230

	Year Ended December 31
	2003	2002	2001
	(in thousands)
Net premiums earned:
Public finance direct	$18,277	$14,717	$13,097
Public finance reinsurance	51,118	39,228	26,431
Structured finance direct	73,720	42,534	12,804
Structured finance reinsurance	48,497	57,597	32,099
Trade credit	56,951	32,557	22,024

Total net premiums earned	$248,563	$186,633	$106,455

Included in net premiums earned for 2003, 2002 and 2001 were refundings of $7.9 million, $7.8 million and $6.7 million, respectively.

The following schedule depicts the expected amortization of unearned premium for the existing Financial Guaranty portfolio, assuming no advance refundings and including the estimated impact of renegotiations with the primary insurer exercising its right to recapture, as of December 31, 2003. The estimated impact on Total Premium Earnings of the renegotiations with one of the primary insurers is $203.6 million, including approximately $33.2 million for 2004. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay financial guaranty obligations. Unearned premium amounts are net of prepaid reinsurance.

	Ending Net Unearned Premiums	Unearned Premium Amortization	Future Installments	Total Premium Earnings
	(in millions)
2004	$470.9	$80.2	$78.5	$158.7
2005	416.6	54.3	77.9	132.2
2006	371.8	44.8	66.0	110.8
2007	330.2	41.6	48.1	89.7
2008	293.4	36.8	28.3	65.1

2004 – 2008	293.4	257.7	298.8	556.5
2009 – 2013	169.2	124.2	69.2	193.4
2014 – 2018	83.0	86.2	34.5	120.7
2019 – 2023	30.5	52.5	26.1	78.6
After 2023	0.0	30.5	34.3	64.8

Total		$551.1	$462.9	$1,014.0

The following table shows the breakdown of claims paid and incurred losses for each period:

	Year Ended December 31
	2003	2002	2001
	(in thousands)
Claims Paid:
Trade Credit	$20,663	$18,025	$10,576
Financial Guaranty	9,228	16,108	5,676

Total	$29,891	$34,133	$16,252
Incurred Losses:
Trade Credit	$35,671	$32,020	$24,065
Financial Guaranty	20,111	16,826	4,925
Conseco Finance Corp.	111,000	0	0

Total	$166,782	$48,846	$28,990

Net investment income was $78.4 million for 2003 compared to $71.5 million for 2002. Equity in net income of affiliates for 2003 was $10.0 million and primarily includes the results related to the Company’s investment in Primus. The results for Primus in 2002 were immaterial to the Company’s Consolidated Financial Statements. The Company accounts for the Primus investment under the equity method of accounting. The Company cannot predict whether the results for Primus will be as favorable in the future as they were for 2003, as much of Primus’ income was related to mark-to-market gains due to corporate credit spreads tightening. The provision for losses was $166.8 million for 2003 compared to $48.8 million for 2002. The provision for losses represented 67.1% of net premiums earned for 2003 compared to 26.2% for 2002. The provision in 2003 includes $111 million related to a manufactured housing transaction originated and serviced by Conseco Finance Corp. The remaining increase in 2003 was due to reserve additions at Financial Guaranty to support business growth and an increase in trade credit reinsurance claims. Policy acquisition and other operating expenses were $96.4 million for 2003 compared to $61.6 million in 2002. This increase resulted from an increase in expenses to support the growth in business volumes. The operating expense ratio of 38.8% for 2003 was up from 33.0% in 2002, due to higher commissions associated with higher business volumes. In 2002, the Company recorded a $6.0 million gain on the curtailment of Financial Guaranty’s employee benefit plans. Included in other operating expenses for 2003 and 2002 were $6.6 million and $4.3 million, respectively, of origination costs related to derivative financial guaranty contracts. Interest expense was $12.9 million for 2003 compared to $9.6 million for 2002. This represented interest on the $75.0 million of short-term debt which matured in March 2003, as well as interest allocated on the Company’s debt financing. Net gains (losses) on sales of investments and changes in the fair value of derivative instruments was a net gain of $12.3 million for 2003 compared to an $11.1 million loss in 2002. The fair value of derivative instruments, primarily convertible debt securities and financial guaranty contracts that are considered to be derivative instruments, was a gain of $0.8 million in 2003 compared to a loss of $13.5 million in 2002. During 2003, Financial Guaranty received $11.5 million as settlement proceeds and paid out $14.0 million related to the settlement of derivative financial guaranty contracts that are considered to be credit derivatives. There were no such settlements in 2002. Gains on sales of investments were $11.5 million for 2003 compared to $2.4 million in 2002.

Net investment income was $71.5 million for 2002 compared to $50.3 million for 2001. The provision for losses was $48.8 million for 2002 compared to $29.0 million for 2001. The provision for losses represented 26.2% of net premiums earned for 2002 compared to 27.2% for 2001. Financial Guaranty paid one large claim totaling $9.0 million in 2002. The remaining claims of $25.1 million for 2002 relate primarily to trade credit reinsurance. Policy acquisition and other operating expenses were $61.6 million for 2002 compared to $43.4 million in 2001. This increase resulted from an increase in expenses to support the growth in business volumes. The operating expense ratio of 33.0% for 2002 was down from 40.8% in 2001, due to efficiencies from higher business volumes and a higher mix of direct written business. Included in other operating expenses for 2002 were $4.3 million of origination costs related to derivative financial guaranty contracts and gains of $6.0 million from the curtailment of employee benefit plans. Interest expense was $9.6 million for 2002 compared to $6.0 million for 2001. This represented interest on the $75.0 million of short-term debt, as well as interest allocated on the Company’s debt financing. Net losses on sales of investments and changes in the fair value of derivative instruments of $11.1 million for 2002 increased from $2.4 million in 2001. This related primarily to the change in the fair value of derivative instruments, primarily convertible debt securities and financial guaranty contracts that are considered to be derivative instruments.

The effective tax rate was 17.2% for 2003 compared to 27.6% for 2002 and 27.7% for 2001. The effective tax rate reflects the significant investment in tax-advantaged securities. In 2003, the proportion of tax exempt income to total income was significantly higher than in 2002 and 2001 as a result of the overall decline in 2003 earnings.

Financial Services – Results of Operations

The Financial Services results include the operations of RadianExpress.com Inc. (“RadianExpress”) and the asset-based business conducted through EFSG’s affiliates, C-BASS and Sherman. The Company owns a 46% interest in C-BASS and a 41.5% interest in Sherman. Effective January 1, 2003, Sherman’s management exercised its right to acquire additional ownership of Sherman, reducing the Company’s ownership interest in

Sherman from 45.5% to 41.5%. The Company recorded a $1.3 million loss on this transaction. C-BASS is engaged in the purchasing, servicing and/or securitizing of special assets, including sub-performing/non-performing and seller-financed residential mortgages, real estate and subordinated residential mortgage-based securities. Sherman’s business focuses on purchasing and servicing delinquent, primarily unsecured consumer assets.

Net income for 2003 was $42.5 million, up from $40.3 million in 2002. Equity in net income of affiliates (pre-tax) was $95.5 million for 2003, up $13.6 million or 16.6% from the $81.9 million (pre-tax) in 2002. C-BASS accounted for $66.1 million (pre-tax) of the total income from affiliates in 2003 compared to $63.5 million (pre-tax) in 2002. These results could vary significantly from period to period due to a substantial portion of C-BASS’s income being generated from sales of mortgage-backed securities in the capital markets. These markets can be volatile, subject to change in interest rates, the credit environment and liquidity. During 2003, Sherman accounted for $29.4 million (pre-tax) of the total income from affiliates compared to $18.3 million (pre-tax) in 2002.

RadianExpress recorded $19.8 million of revenues and $38.7 million of operating expenses for 2003 compared to $17.4 million and $23.2 million, respectively, in 2002. Included in operating expenses for 2003 is the $13.0 million described above, as well as a provision for uncollectible accounts of $2.3 million. RadianExpress processed approximately 271,000 applications during 2003 compared to 341,000 during 2002. In June 2002, the Company received a cease and desist order from the State of California in connection with the offering of its Radian Lien Protection product, which it appealed. On January 6, 2003, the Company received a decision from an administrative law judge in California sustaining the cease and desist order, which was subject to the approval of the California Commissioner of Insurance. In July 2003, after initially rejecting the proposed opinion of the administrative law judge and reopening the matter, the California Commissioner of Insurance affirmed the cease and desist order. In January 2004, the California Superior Court issued an order denying the Company’s appeal from the California Commissioner of Insurance’s decision. That denial is currently on appeal. The decision significantly reduced the potential for increased revenues at RadianExpress, the Radian entity through which Radian Lien Protection sales would be processed. The Company had contained operating expenses in RadianExpress as a result of the effect on business caused by the cease and desist order, and after reviewing alternative business propositions and strategies for RadianExpress, decided to cease doing business at RadianExpress. In December 2003, the Company announced that it would cease operations of RadianExpress. The phased shutdown is expected to be completed on or about March 31, 2004. The cessation of operations resulted in a pre-tax charge of approximately $13.0 million, which includes the write-off of the investment and provisions for severance, leasehold commitments and other charges. Any income or expense from operations during the phased shutdown is expected to be immaterial.

Net income for 2002 was $40.3 million, up from $24.3 million in 2001. Equity in net income of affiliates was $81.9 million for 2002, up $39.4 million or 92.7% from the $42.5 million in 2001. C-BASS accounted for $63.5 million (pre-tax) of the total income from affiliates in 2002 compared to $38.1 million (pre-tax) in 2001.

RadianExpress contributed $17.4 million of other income and $23.2 million of operating expenses for 2002 compared to $16.0 million and $17.4 million, respectively, in 2001. RadianExpress processed approximately 341,000 applications during 2002 compared to 402,000 during 2001.

Other

A wholly-owned subsidiary of EFSG, Singer Asset Finance Company L.L.C. (“Singer”), which had been engaged in the purchase, servicing and securitization of assets including state lottery awards and structured settlement payments, is currently operating on a run-off basis. Its operations consist of servicing and/or disposing of Singer’s previously originated assets and servicing of Singer’s non-consolidated special-purpose vehicles. The results of these subsidiaries are not material to the financial results of the Company. At December 31, 2003, the Company has approximately $465 million and $447 million of non-consolidated assets and liabilities, respectively, associated with Singer special-purpose vehicles. The Company’s investment in these special-purpose vehicles is $18.0 million at December 31, 2003. At December 31, 2002, the Company had approximately $505 million and $479 million of non-consolidated assets and liabilities, respectively, associated with Singer special-purpose vehicles. The Company’s investment in these special purpose vehicles was $26.3 million at December 31, 2002. In May 2003, the Company restructured and combined approximately $80 million of assets of one of the special-purpose vehicles into another special purpose vehicle. This transaction did not have a significant effect on the Company’s operations. In August 2002, the Company sold substantially all of the assets of a related subsidiary, Enhance Consumer Services LLC (“ECS”), which had been engaged in the purchase, servicing and securitization of viatical settlements, to an independent third party for an aggregate purchase price of $8.4 million, which approximated the carrying value.

Another insurance subsidiary, Van-American Insurance Company, Inc., is engaged on a run-off basis in reclamation bonds for the coal mining industry and surety bonds covering closure and post-closure obligations of landfill operations. Such business is not material to the financial results of the Company.

At December 31, 2003, the Company, through its ownership of EFSG, owned an indirect 36.0% equity interest in EIC Corporation Ltd. (“Exporters”), an insurance holding company that, through its wholly-owned insurance subsidiary licensed in Bermuda, insures primarily foreign trade receivables for multinational companies. Financial Guaranty provides significant reinsurance capacity to this joint venture on a quota-share, surplus-share and excess-of-loss basis. Prior to 2003, this ownership percentage was 36.5%. The Company’s reinsurance exposure at December 31, 2003 and 2002 was approximately $318 million and $400 million, respectively. The Company has reserves of $14.5 million for this exposure, which it believes is adequate to cover any losses.

Contractual Obligations and Commitments and Off-Balance Sheet Arrangements

The Company has various contractual obligations which are recorded as liabilities in its Consolidated Financial Statements. Other items, including payments under operating lease agreements, are not recorded on the balance sheet as liabilities but represent a contractual commitment to pay.

The following table summarizes the Company’s significant contractual obligations and commitments as of December 31, 2003 and the future periods in which such obligations are expected to be settled in cash. The table reflects the timing of principal payments on outstanding debt. Additional details regarding these obligations are provided in the Notes to the Consolidated Financial Statements as referenced in the table:

	Payments Due by Period
	Total	Less than 1 Year	1-3 years	4-5 years	More than 5 years
	(in thousands)
Long-term debt (Note 7)	$720,000	—	—	—	$720,000
Operating lease commitments (Note 14)	123,190	$12,871	$21,476	$10,058	78,785
Purchase obligations	—	—	—	—	—

The Company also has obligations with respect to its pension, postretirement and other benefit plans. See Note 13 to the Consolidated Financial Statements.

The Company also has certain contractual arrangements that would require the Company to make payments or provide funding if certain circumstances occur (“contingent commitments”). The Company does not currently expect that these contingent commitments will result in any amounts being paid by the Company.

The Company has provided to Sherman a $100 million financial guaranty policy in connection with a structured financing of a pool of receivables previously acquired by Sherman.

The Company has guaranteed payments of up to $25.0 million of a revolving credit facility issued to Sherman, a 41.5%-owned affiliate of Financial Guaranty. This facility expires December 31, 2004.

The Company also has some case reserves that are subject to discounting. These reserves are not included here, as the Company believes the amounts are not material.

Investments

The Company is required to group assets in its investment portfolio into one of three categories: held to maturity, available for sale, and trading securities. Fixed-maturity securities for which the Company has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. Fixed-maturity and equity securities purchased and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses (net of tax) reported as a separate component of stockholders’ equity as accumulated other comprehensive income. For securities classified as either available for sale or held to maturity, the Company conducts a quarterly evaluation of declines in market value of the investment portfolio asset basis to determine whether the decline is other than temporary. This evaluation includes a review of (1) the length of time and extent to which fair value is below amortized cost; (2) issuer financial condition; and (3) intent and ability of the Company to retain its investment over a period of time to allow recovery in fair value. The Company uses a 20% decline in price over four continuous quarters as a guide in identifying those securities that should be evaluated for impairment. If the decline in fair value is judged to be other than temporary, the cost basis of the individual security is written down to fair value through earnings as a realized loss and fair value becomes the new basis. At December 31, 2003 and 2002, there were no investments held in the portfolio that met these criteria.

At December 31, 2003, fixed-maturity investments available for sale had gross unrealized losses of $10.8 million. At December 31, 2003, equity securities available for sale had gross unrealized losses of $6.5 million. For these securities in an unrealized loss position at December 31, 2003, the length of time such securities have been in an unrealized loss position, as measured by their month-end fair values is as follows:

	Number of Securities	Fair Value	Amortized Cost	Unrealized Loss
	(dollar amounts in millions)
Less than 6 months	262	$447.8	$454.1	$6.3
6 to 9 months	12	36.5	37.3	0.8
9 to 12 months	6	4.2	4.7	0.5
More than 12 months	355	71.0	80.3	9.3

Subtotal	635	559.5	576.4	16.9
U.S. Treasury and Agency securities	7	26.5	27.0	0.5

Total	642	$586.0	$603.4	$17.4

Of the 355 securities that have been in an unrealized loss position for more than 12 months, none has an unrealized loss of more than 20% of that security’s amortized cost.

The contractual maturity of securities in an unrealized loss position at December 31, 2003 was as follows:

	Fair Value	Amortized Cost	Unrealized Loss
	(dollar amounts in millions)
2004	$44.3	$44.4	$0.1
2005 – 2008	81.3	82.3	1.0
2009 – 2013	61.2	63.9	2.7
2014 and later	199.4	203.9	4.5
Mortgage-backed and other asset-backed securities	131.2	132.3	1.1
Redeemable preferred stock	25.0	26.4	1.4

Subtotal	542.4	553.2	10.8
Equity securities	43.6	50.2	6.6

Total	$586.0	$603.4	$17.4

Liquidity and Capital Resources

The Company’s sources of funds consist primarily of premiums and investment income. Funds are applied primarily to the payment of the Company’s claims and operating expenses.

Cash flows from operating activities for the year ended December 31, 2003 were $535.0 million as compared to $586.8 million for the same period of 2002. This decrease was primarily due to an increase in taxes paid and an increase in claims paid and operating expenses. Positive cash flows are invested pending future payments of claims and other expenses; excess cash flow needs, if any, are funded through sales of short-term investments and other investment portfolio securities.

Stockholders’ equity increased to $3.2 billion at December 31, 2003 compared to $2.8 billion at December 31, 2002. This increase in stockholders’ equity resulted from net income of $385.9 million, proceeds from the issuance of common stock of $23.2 million and an increase in the market value of securities available for sale of $76.8 million, net of tax, offset by dividends of $7.5 million, and the purchase of 0.5 million shares of the Company’s common stock, net of reissues, for approximately $8.6 million pursuant to the Company’s repurchase plan described below.

In August 2002, the Company redeemed its $4.125 Preferred Stock, par value $.001 per share. Pursuant to the Company’s sinking fund redemption obligation, 72,000 shares were redeemed at $50.00 per share, and the remaining 728,000 shares were redeemed at $54.125 per share. Accrued and unpaid dividends on the shares to the date of redemption were also paid as part of the redemption price.

On September 24, 2002, the Company announced that its board of directors had authorized the repurchase of up to 2.5 million shares of its common stock on the open market. Shares will be purchased from time to time, depending on the market conditions, share price and other factors. These purchases will be funded from available working capital. At December 31, 2003, approximately 1.9 million shares had been repurchased under this program, at a cost of approximately $61.2 million. The remaining shares under this program were purchased in 2004.

On October 4, 2002, S&P lowered the Insurer Financial Strength rating of Radian Reinsurance to “AA” from “AAA,” and on April 8, 2003, Fitch lowered the Insurer Financial Strength rating of Radian Reinsurance to “AA” as further described above, under “Financial Guaranty—Results of Operations.”

In December 2003, Moody’s placed the Aa2 Insurance Financial Strength rating of Radian Reinsurance on review for possible downgrade. In January 2004, S&P revised its outlook for Radian Group, Radian Asset Assurance and Radian Reinsurance to negative from stable.

At December 31, 2003, the Company and its subsidiaries had plans to continue investing in significant information technology and infrastructure upgrades over the next two years at an estimated total cost of $40 million to $50 million. The Company moved its Data Center to Dayton, Ohio during the second quarter of 2003, which is now in full service. Cash flows from operations are being used to fund these expenditures, which are intended to benefit all of the Company’s business segments.

The Company owns a 46% interest in C-BASS. The Company has not made any capital contributions to C-BASS since the Company acquired its interest in C-BASS in connection with the acquisition of EFSG in February 2001. C-BASS paid $15.0 million of dividends to the Company during 2003 and paid $20.1 million during 2002. In February 2004, the Company received a $5.0 million dividend from C-BASS.

The Company owns a 41.5% interest in Sherman. In January 2003, Sherman’s management exercised its right to acquire additional ownership of Sherman, reducing the Company’s ownership interest in Sherman from 45.5% to 41.5%. The Company received $3.4 million in cash for the 4% interest, recording a $1.3 million loss on the transaction. The Company did not make any capital contributions to Sherman in 2003 or 2002. In December 2002, the Company guaranteed payment of up to $25.0 million of a revolving credit facility issued to Sherman that expires in December 2004. Sherman paid $12.5 million of dividends to the Company during 2003. Sherman did not pay any dividends during 2002. In January 2004, Sherman paid a dividend of $29.0 million to the Company.

In January 2002, the Company issued $220 million of senior convertible debentures. Approximately $125 million of the proceeds from the offering was used to increase capital at Radian Asset Assurance. The remaining proceeds were used to redeem the preferred stock in August 2002, to buy back the Company’s common stock, as described above, and for other general corporate purposes. The debentures bear interest at the rate of 2.25% per year and interest is payable semi-annually on January 1 and July 1, beginning July 1, 2002. The Company will also pay contingent interest on specified semi-annual periods, if the sale price of its common stock for the specified period of time is less than 60% of the conversion price. The debentures are convertible, at the purchaser’s option, into shares of common stock at prices and on dates specified in the offering memorandum. At that time, the shares become common shares for the purposes of calculating earnings per share. The Company may redeem all or some of the debentures on or after January 1, 2005.

From February 2002 until May 2003, the Company maintained a $50 million Senior Revolving Credit Facility to be used for working capital and general corporate purposes. There were no drawdowns on this facility. The Company replaced this with a $250 million facility in December 2003 that is unsecured and expires in December 2004. The facility will be used for working capital and general corporate purposes. The facility bears interest on any amounts drawn at either the borrower’s base rate, or at a rate above LIBOR, as defined in the credit agreement. There have been no drawdowns on this facility.

In March 2002, the Company made a $20 million investment in Primus. In connection with the capitalization and Triple A rating of Primus, Radian Reinsurance had provided Primus with an excess of loss insurance policy, which expired March 30, 2003. The Company accounts for the Primus investment under the equity method of accounting.

In February 2003, the Company issued $250 million of unsecured senior notes in a private placement. These notes bear interest at the rate of 5.625% per year, payable semi-annually on February 15 and August 15, beginning August 15, 2003. These notes mature in February 2013. The Company has the option to redeem some or all of the notes at any time with not less than 30 days’ notice. The Company used a portion of the proceeds from the private placement to repay the $75.0 million in principal on the 6.75% debentures due March 1, 2003 that EFSG had issued. The remainder will be used for general corporate purposes. In late July 2003, the Company offered to exchange all of the notes for new notes with terms substantially identical to the terms of the old notes, except that the new notes are registered and have no transfer restrictions, rights to additional interest or registration rights, except in limited circumstances.

In September 2003, Radian Asset Assurance closed on $150 million of money market committed preferred custodial trust securities which provides the financial guaranty business with additional liquid capital to use in the case of an unforeseen event. In this transaction, Radian Asset Assurance entered into a series of three perpetual put options on its own preferred stock to Radian Asset Securities Inc. (“Radian Asset Securities”), a newly formed affiliate and wholly-owned subsidiary of the Company. Radian Asset Securities in turn entered into a series of three perpetual put options on its own preferred stock (on substantially identical terms to the Radian Asset Assurance preferred stock). The counterparty to the Radian Asset Securities put options are three trusts established by two major investment banks (the “Broker-Dealers”). The trusts were created as a vehicle for providing capital support to Radian Asset Assurance by allowing Radian Asset Assurance to obtain immediate access to additional capital at its sole discretion at any time through the exercise of one or more of the put options and the corresponding exercise of one or more of the corresponding Radian Asset Securities put options. If Radian Asset Assurance put options were exercised, Radian Asset Securities, through the Radian Asset Assurance preferred stock thereby acquired by Radian Asset Securities and investors, through their equity investment in the Radian Asset Securities preferred stock, would give Radian Asset Securities and the investors rights to the assets of Radian Asset Assurance of an equity investor in Radian Asset Assurance. Such rights would be subordinate to policyholder’s claims, as well as to claims of general unsecured creditors of Radian Asset Assurance, but ahead of those of the Company, through EFSG, as the owner of the common stock of Radian Asset Assurance. If all the Radian Asset Assurance put options were exercised, Radian Asset Assurance would receive up to $150 million in return for the issuance of its own perpetual preferred stock, the proceeds of which may be used for any purpose including payment of claims. Dividend payments on the preferred stock will be cumulative only if Radian Asset Assurance pays dividends on its common stock. Each trust will be restricted to holding high-quality, short-term commercial paper investments to ensure that it can meet its obligations under the put option. To fund these investments, each trust will issue its own auction market perpetual preferred stock. Each trust is rated “A” by each of S&P and Fitch. The initial costs to issue this facility are recorded as a reduction in additional paid-in capital. Ongoing costs of the put premium are charged to other operating expenses.

In November 2001, Radian Reinsurance entered into a credit agreement with a group of highly rated European banks, which was amended in January 2004, under which Radian Reinsurance is entitled, upon reaching the greater of 8.5% of average annual debt service or $210 million of covered losses and subject to certain conditions, to draw from such banks up to $95 million under certain circumstances. The recourse to Radian Reinsurance under this credit agreement is limited to recoveries on the covered losses. The agreement has an initial term of seven years and may be extended annually for additional one-year periods.

The Company believes that all of its insurance subsidiaries will have sufficient funds to satisfy their claims payments and operating expenses and to pay dividends to the Company for at least the next 12 months. The Company also believes that it will be able to satisfy its long-term (more than 12 months) liquidity needs with cash flow from Mortgage Insurance and Financial Guaranty. As a holding company, the Company conducts its principal operations through Mortgage Insurance and Financial Guaranty. In connection with obtaining approval from the New York Insurance Department for the change of control of EFSG when the Company acquired EFSG, EFSG agreed not to declare or pay dividends for a period of two years following consummation of the acquisition. The agreement for Radian Reinsurance and Radian Asset Assurance to refrain from paying dividends to the Company expired on February 28, 2003. Based on the Company’s current intention to pay quarterly common stock dividends of approximately $0.02 per share, the Company will require approximately $7.5 million for 2004 to pay the dividends on the outstanding shares of common stock. At December 31, 2003, the Parent Company had cash and liquid investment securities of $221.3 million. The Company will also require approximately $38.4 million annually to pay the debt service on its long-term financing. The Company believes that it has the resources to meet these cash requirements for the next 12 months. There are regulatory and contractual limitations on the payment of dividends and other distributions from the Company’s insurance subsidiaries. The Company does not believe that any of these restrictions will prevent the payment by its subsidiaries or the Company of any necessary dividends or distributions in the foreseeable future.

The Company’s insurance subsidiaries have the ability to allocate capital resources within certain guidelines by making direct investments. In April 2003, Radian Guaranty invested $100 million in EFSG, for an approximate 11% ownership interest. This amount was subsequently contributed by EFSG to Radian Asset Assurance to support growth in the direct financial guaranty business. In January 2004, the Company contributed an additional $65 million in capital to EFSG that was subsequently contributed to Radian Asset Assurance.

Critical Accounting Policies

Critical accounting policies comprise those policies that require the Company’s most difficult, subjective and complex judgments. These policies require estimates of matters that are inherently uncertain. The accounting policies that the Company believes meet the criteria of critical accounting policies are described below.

Reserve for Losses

As described in Notes 2 and 6 to Consolidated Financial Statements, the Company establishes reserves to provide for the estimated costs of settling claims in both the mortgage insurance and financial guaranty business. Setting loss reserves in both businesses involves the significant use of estimates with regard to the likelihood, magnitude and timing of a loss.

In the mortgage insurance business, the incurred loss process is initiated by a borrower’s missed payment. The Company uses historical models based on a variety of loan characteristics, including the status of the loan as reported by the servicer of the loan, the economic conditions, and the estimated foreclosure period in the area where the default exists to help determine the appropriate loss reserve at any point in time. As the delinquency proceeds toward foreclosure, there is more certainty around these estimates as a result of the aged status of the delinquent loan and adjustments are made to loss reserves to reflect this updated information. With respect to delinquent loans that are in an early stage of delinquency, considerable judgment is exercised as to the adequacy of reserve levels. The Company relies on its historical models and makes adjustments to its estimates based on current economic conditions and recent trend information. These adjustments in estimates for delinquent loans in the early stage of delinquency are more volatile in nature than for loans that are in the later stage of delinquency. If a default cures, the reserve for that loan is removed from the reserve for losses and loss adjustment expenses (“LAE”). This curing process causes an appearance of a reduction in reserve from prior years. The Company also reserves for defaults that have occurred but have not been reported using historical information on defaults not reported on a timely basis by lending institutions. The estimates are continually reviewed and, as adjustments to these liabilities become necessary, such adjustments are reflected in current operations.

Reserves for losses and LAE in the financial guaranty business are established based on the Company’s estimate of specific and non-specific losses, including expenses associated with settlement of such losses on its insured and reinsured obligations. The Company’s estimation of total reserves considers known defaults, reports and individual loss estimates reported by ceding companies and annual increases in the total net par amount outstanding of the Company’s insured obligations. The Company records a specific provision for losses and related LAE when reported by primary insurers or when, in the Company’s opinion, an insured risk is in default or default is probable and the amount of the loss is reasonably estimable. In the case of obligations with fixed periodic payments, the provision for losses and LAE represents the present value of the Company’s ultimate expected losses, adjusted for estimated recoveries under salvage or subrogation rights. The non-specific reserves represent the Company’s estimate of total reserves, less provisions for specific reserves. Generally, when a case- basis reserve is established or adjusted, an offsetting adjustment is made to the non-specific reserve.

In 2003, the Company provided approximately $111 million of reserves on a manufactured housing transaction with Conseco Finance Corp. which represents the total par exposure on this transaction. Losses are expected to be paid out over the next several years. No claims have been paid as of December 31, 2003. This transaction had been performing within expectations. The bankruptcy of Conseco led to a deterioration in the transaction’s performance. When the Company performed its year-end review, which incorporated financial projections of the transaction’s performance over its remaining life, it decided it was necessary to establish reserves for the entire exposure.

Reserve for losses and LAE for Financial Guaranty’s other lines of business, primarily trade credit reinsurance, are based on reports and individual loss estimates received from ceding companies, net of anticipated estimate recoveries under salvage and subrogation rights. In addition, a reserve is included for losses and LAE incurred, but not reported on trade credit insurance.

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

Management believes that reserves are adequate to cover expected losses. If the Company’s estimates are inadequate, it may be forced by insurance and other regulators or rating agencies to increase its reserves. Unanticipated increases to its reserves could lead to a reduction in the Company’s and its subsidiaries’ ratings. Such a reduction in ratings could have a significant negative impact on the Company’s ability to attract and retain business.

Derivative Instruments and Hedging Activity

The Company accounts for derivatives under Statement of Financial Accounting Standards (“SFAS”) No. 133, as amended and interpreted. The two areas where gains and losses on derivative contracts are recognized are in the convertible debt securities contained in the Company’s investment portfolio and in certain financial guaranty contracts. The value of the derivative position of convertible debt securities is calculated by the Company’s outside convertible debt portfolio manager by determining the value of the readily ascertainable comparable debt securities and assigning a value to the equity (derivative) portion by subtracting the value of the comparable debt security from the total value of the convertible instrument. Changes in such values from period to period represent the gains and losses recorded. The gains and losses on direct derivative financial guaranty contracts are derived from internally generated models. The gains and losses on assumed derivative financial guaranty contracts are provided by the primary insurance companies. The estimated fair value amounts have been determined by the Company using market information to the extent available, and appropriate valuation methodologies. Significant differences may exist with respect to the available market information and assumptions used to determine gains and losses on derivative financial guaranty contracts. Considerable judgment is required to interpret available market data to develop the estimates of fair value. Accordingly, the estimates are not necessarily indicative of amounts the Company could realize in a current market exchange due to the lack of a liquid market. The use of different market assumptions and/or estimation methodologies may have an effect on the estimated fair value amounts.

A summary of the Company’s derivative information as of and for the periods indicated is as follows:

	December 31
	2003	2002
	(in millions)
Balance Sheet
Trading Securities
Amortized cost	$50.4	$39.3
Fair value	53.8	37.6
Derivative Financial Guaranty Contracts
Notional value	$10,500.0	$7,300.0
Gross unrealized gains	$57.5	$52.4
Gross unrealized losses	73.6	69.9

Net unrealized losses	$(16.1)	$(17.5)

The components of the change in fair value of derivative instruments are as follows:

	Year Ended December 31
	2003	2002	2001
	(in millions)
Income Statement
Trading Securities	$5.2	$(.3)	$(0.9)
Derivative Financial Guaranty Contracts	(1.1)	(12.7)	(4.9)

Net gains (losses)	$4.1	$(13.0)	$(5.8)

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities.” The Interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, FIN 46 was revised in FIN 46R. FIN 46R scopes out many but not all businesses, as business is defined in FIN 46. The FASB partially delayed FIN 46’s implementation until no later than the end of the first reporting period after March 15, 2004. Currently, the Company is not the primary beneficiary of a variable interest entity. However, the Company has been a transferor of financial assets (as discussed above in “Assignment Operations”) considered to be a qualifying special-purpose entity (“QSPE”) described in SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” These QSPEs are not within the scope of the Interpretation. In management’s opinion, this Interpretation will not have a material effect on the Company’s financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement amends certain paragraphs of FASB Statements No. 128 and No. 133 and is effective for financial instruments entered into or modified after May 31, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires an issuer to classify a financial instrument that is within its scope as a liability (or an asset, in some circumstances). This Statement has not had a material impact on the Company’s financial statements. The FASB is addressing certain implementation issues associated with the application of SFAS No. 150. In October 2003, the FASB decided to defer certain provisions of SFAS No. 150 related to mandatorily redeemable financial instruments representing non-controlling interests in subsidiaries included in consolidated financial statements. The Company will monitor the actions of the FASB and assess the impact, if any, that these actions may have on the Company’s financial statements.

In November 2003, the Emerging Issues Task Force (“EITF”) reached a consensus on certain disclosures required for securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” EITF issue 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” requires additional disclosure of quantitative and qualitative information for investments with unrealized losses at the balance sheet date that have not been recognized as other-than-temporary impairments. The Company has included the required disclosures in the Notes to Consolidated Financial Statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 6.

In December 2003, the FASB revised SFAS No. 132 “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This revision is intended to improve financial statement disclosures for defined benefit plans. The standard requires that companies give more details about their plan assets, benefits obligations, cash flows, benefit costs and other relevant information. The standard also requires expanded disclosures in interim financials. This standard is effective for fiscal years ending on or after December 15, 2003. The required disclosure has been included in the Company’s financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The Company manages its investment portfolio to achieve safety and liquidity, while seeking to maximize total return. The Company believes it can achieve these objectives by active portfolio management and intensive monitoring of investments. Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments. The market risk related to financial instruments primarily relates to the investment portfolio, which exposes the Company to risks related to interest rates, default, prepayments, and declines in equity prices. Interest rate risk is the price sensitivity of a fixed-income security to changes in interest rates. The Company views these potential changes in price within the overall context of asset and liability management. The Company’s analysts estimate the payout pattern of the mortgage insurance loss reserves to determine their duration, which are the weighted average payments expressed in years. The Company sets duration targets for fixed-income investment portfolios that it believes mitigate the overall effect of interest rate risk. As of December 31, 2003, the average duration of the fixed-income portfolio was 4.95 years. Based upon assumptions the Company uses in its duration calculations, increases in interest rates of 100 and 150 basis points would cause decreases in the market value of the fixed-maturity portfolio (excluding short-term investments) of approximately 5.3% and 8.1%, respectively. Similarly, a decrease in interest rates of 100 and 150 basis points would cause increases in the market value of the fixed-maturity portfolio of approximately 4.9% and 7.4%, respectively. At December 31, 2003, the Company had no material foreign investments and its investment in non-investment-grade fixed-income securities was $24.7 million. At December 31, 2003, the market value and cost of the Company’s equity securities were $249.6 million and $213.3 million, respectively. In addition, the market value and cost of the Company’s short-term and long-term debt at December 31, 2003 were $779.9 million and $717.4 million, respectively.

Item 8.	Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS

	December 31
	2003	2002
	(in thousands, except share and per-share amounts)
ASSETS
Investments
Fixed maturities held to maturity—at amortized cost (fair value $291,060 and $379,643)	$273,995	$356,000
Fixed maturities available for sale—at fair value (amortized cost $3,996,275 and $3,332,102)	4,170,261	3,448,926
Trading securities—at fair value (amortized cost $50,436 and $39,261)	53,806	37,619
Equity securities—at fair value (cost $213,281 and $196,766)	249,634	168,517
Short-term investments	255,073	180,919
Other invested assets	4,593	8,346

Total investments	5,007,362	4,200,327
Cash	67,169	21,969
Investment in affiliates	328,478	259,120
Deferred policy acquisition costs	218,779	183,587
Prepaid federal income taxes	358,840	294,136
Provisional losses recoverable	48,557	48,561
Accrued investment income	53,702	47,762
Accounts and notes receivable	73,856	86,850
Property and equipment, at cost (less accumulated depreciation of $30,217 and $21,703)	71,436	55,580
Other assets	217,588	195,513

Total assets	$6,445,767	$5,393,405

LIABILITIES AND STOCKHOLDERS’ EQUITY
Unearned premiums	$718,649	$618,050
Reserve for losses and loss adjustment expenses	790,380	624,577
Short-term debt	—	75,000
Long-term debt	717,404	469,145
Current income taxes	24,092	—
Deferred federal income taxes	688,262	570,279
Accounts payable and accrued expenses	281,136	282,919

Total liabilities	3,219,923	2,639,970

Commitments and Contingencies (Note 14)
Common stockholders’ equity
Common stock: par value $.001 per share; 200,000,000 shares authorized; 95,851,346 and 95,134,279 shares issued in 2003 and 2002, respectively	96	95
Treasury stock: 1,840,044 and 1,581,989 shares in 2003 and 2002, respectively	(60,503)	(51,868)
Additional paid-in capital	1,259,559	1,238,698
Retained earnings	1,886,548	1,508,138
Accumulated other comprehensive income	140,144	58,372

Total common stockholders’ equity	3,225,844	2,753,435

Total liabilities and stockholders’ equity	$6,445,767	$5,393,405

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31
	2003	2002	2001
	(in thousands, except per-share amounts)
Revenues:
Premiums written:
Direct	$989,534	$875,190	$753,392
Assumed	197,653	147,633	90,917
Ceded	(76,710)	(67,904)	(60,665)

Net premiums written	1,110,477	954,919	783,644
Increase in unearned premiums	(102,294)	(107,794)	(67,764)

Net premiums earned	1,008,183	847,125	715,880
Net investment income	186,163	178,841	147,487
Equity in net income of affiliates	105,476	81,749	41,309
Other income	63,322	44,375	42,525

Total revenues	1,363,144	1,152,090	947,201

Expenses:
Provision for losses	476,054	243,332	208,136
Policy acquisition costs	128,518	100,818	84,262
Other operating expenses	211,077	175,313	132,516
Interest expense	37,542	28,824	17,803

Total expenses	853,191	548,287	442,717

Gains and losses:
Gains on sales of investments	17,387	10,462	6,824
Change in fair value of derivative instruments	4,139	(12,989)	(5,777)

Total gains (losses)	21,526	(2,527)	1,047

Pretax income	531,479	601,276	505,531
Provision for income taxes	145,578	174,107	145,112

Net income	385,901	427,169	360,419
Dividends to preferred stockholder	—	2,475	3,300
Premium paid to redeem preferred stock	—	3,003	—

Net income available to common stockholders	$385,901	$421,691	$357,119

Basic net income per share	$4.13	$4.47	$3.95

Diluted net income per share	$4.08	$4.41	$3.88

Average number of common shares outstanding—basic	93,531	94,306	90,474

Average number of common and common equivalent shares outstanding—diluted	94,643	95,706	91,958

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY

					Accumulated Other Comprehensive Income (Loss)
	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Foreign Currency Translation Adjustment	Unrealized Holding Gains/Losses	Total
	(in thousands)
BALANCE, JANUARY 1, 2001	$38	$(2,159)	$549,154	$789,831	$—	$25,333	$1,362,197
Comprehensive income:
Net income	—	—	—	360,419	—	—	360,419
Unrealized foreign currency translation adjustment, net of tax benefit of $306	—	—	—	—	(586)	—	(586)
Unrealized holding losses arising during period, net of tax benefit of $5,316	—	—	—	—	—	(9,871)
Less: Reclassification adjustment for net gains included in net income, net of tax of $2,388	—	—	—	—	—	(4,436)

Net unrealized loss on investments, net of tax benefit of $7,704						(14,307)	(14,307)

Total comprehensive income							345,526
Issuance of common stock related to acquisition	9	—	574,676	—	—	—	574,685
Issuance of common stock under incentive plans	1	—	39,686		—	—	39,687
Treasury stock purchased, net	—	(5,715)	—	—			(5,715)
Two-for-one stock split	46	—	46,572	(46,618)			0
Dividends	—	—	—	(10,052)	—	—	(10,052)

BALANCE, DECEMBER 31, 2001	94	(7,874)	1,210,088	1,093,580	(586)	11,026	2,306,328
Comprehensive income:
Net income	—	—	—	427,169	—	—	427,169
Unrealized foreign currency translation adjustment, net of tax of $441	—	—	—	—	819	—	819
Unrealized holding gains arising during period, net of tax of $29,030	—	—	—	—	—	53,913
Less: Reclassification adjustment for net gains included in net income, net of tax of $3,662	—	—	—	—	—	(6,800)

Net unrealized gains on investments net of tax of $25,368	—	—	—	—	—	47,113	47,113

Total comprehensive income							475,101
Issuance of common stock under incentive plans	1	—	28,610	—	—	—	28,611
Treasury stock purchased, net	—	(43,994)		—	—	—	(43,994)
Premium paid to redeem preferred stock	—	—	—	(3,003)	—	—	(3,003)
Dividends	—	—	—	(9,608)	—	—	(9,608)

BALANCE, DECEMBER 31, 2002	95	(51,868)	1,238,698	1,508,138	233	58,139	2,753,435
Comprehensive income:
Net income	—	—	—	385,901	—	—	385,901
Unrealized foreign currency translation adjustment, net of tax of $2,702	—	—	—	—	5,018	—	5,018
Unrealized holding gains arising during period, net of tax of $47,414	—	—	—	—	—	88,056
Less: Reclassification adjustment for net gains included in net income, net of tax of $6,085	—	—	—	—	—	(11,302)

Net unrealized gains on investments net of tax of $41,329	—	—	—	—	—	76,754	76,754

Total comprehensive income							467,673
Issuance of common stock under incentive plans	1		23,214	—	—	—	23,215
Treasury stock purchased, net	—	(8,635)					(8,635)
Capital issuance costs	—	—	(2,353)	—	—	—	(2,353)
Dividends	—	—	—	(7,491)	—	—	(7,491)

BALANCE, DECEMBER 31, 2003	$96	$(60,503)	$1,259,559	$1,886,548	$5,251	$134,893	$3,225,844

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2003	2002	2001
	(in thousands)
Cash flows from operating activities:
Net income	$385,901	$427,169	$360,419
Adjustments to reconcile net income to net cash provided by operating activities:
Net (gains) losses	(21,526)	2,527	(1,047)
Net payments from settlement of credit derivatives	(2,500)	—	—
Equity in net income of affiliates	(105,476)	(81,749)	(41,309)
Proceeds from sales of trading securities	24,910	9,820	14,204
Purchase of trading securities	(38,015)	(27,444)	(24,978)
Increase in unearned premiums, net	100,521	106,128	65,685
Net increase in deferred policy acquisition costs	(35,192)	(32,550)	(24,336)
Increase in reserve for losses and loss adjustment expenses, net	167,579	33,634	90,980
Deferred income tax provision	74,691	112,292	122,120
Impairment of goodwill	7,222	—	—
Depreciation and other amortization, net	17,310	796	2,486
Change in prepaid federal income taxes, other assets, accounts payable and accrued expenses	(40,441)	36,185	(83,075)

Net cash provided by operating activities	534,984	586,808	481,149

Cash flows from investing activities:
Proceeds from sales of fixed-maturity investments available for sale	1,214,696	1,736,378	1,039,762
Proceeds from sales of equity securities available for sale	73,280	20,727	8,425
Proceeds from redemptions of fixed-maturity investments available for sale	236,003	81,141	111,674
Proceeds from redemptions of fixed-maturity investments held to maturity	84,958	93,112	21,509
Purchases of fixed-maturity investments available for sale	(2,108,476)	(2,557,606)	(1,595,179)
Purchases of equity securities available for sale	(90,699)	(116,818)	(66,098)
(Purchases) sales of short-term investments, net	(74,244)	29,895	(28,101)
Purchases of other invested assets		(3,466)	—
Proceeds from sales of other invested assets	2,559	1,076	—
Purchases of property and equipment	(34,564)	(41,573)	(8,538)
Acquisitions, net of cash acquired	—	—	6,788
Proceeds from sales of investments in affiliates	3,395	—	—
Investment in affiliates	—	(20,000)	(15,020)
Distributions from affiliates	27,450	20,137	12,761
Other	(45)	(15,943)	(1,084)

Net cash used in investing activities	(665,687)	(772,940)	(513,101)

Cash flows from financing activities:
Dividends paid	(7,491)	(9,608)	(10,052)
Proceeds from issuance of common stock under incentive plans	23,215	28,611	39,687
Purchase of treasury stock, net	(8,635)	(43,994)	(5,715)
Repayment of short-term debt	(75,000)	—	(173,724)
Redemption of preferred stock	—	(43,003)	—
Issuance of long-term debt	246,167	215,936	246,885
Acquisition costs	—	—	(7,394)
Capital issuance costs	(2,353)	—	—

Net cash provided by financing activities	175,903	147,942	89,687

Increase (decrease) in cash	45,200	(38,190)	57,735

Cash, beginning of year	21,969	60,159	2,424

Cash, end of year	$67,169	$21,969	$60,159

Supplemental disclosures of cash flow information
Income taxes paid/(received)	$137,699	$(14,913)	$98,960

Interest paid	$34,602	$27,608	$19,099

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Description of the Business

Radian Group Inc. (the “Company”), provides through its subsidiaries and affiliates, insurance and financial services to financial institutions in the United States of America and globally. The principal business segments of the Company are mortgage insurance, financial guaranty and financial services.

Private mortgage insurance and risk management services are provided to mortgage lending institutions located throughout the United States through the Company’s wholly owned principal mortgage guaranty subsidiaries, Radian Guaranty Inc. (“Radian Guaranty”), Amerin Guaranty Corporation (“Amerin Guaranty”) and Radian Insurance Inc. (“Radian Insurance”) (together referred to as “Mortgage Insurance”). Private mortgage insurance generally protects lenders from default-related losses on residential first mortgage loans made to home buyers who make down payments of less than 20% of the purchase price and facilitates the sale of these mortgages in the secondary market. Mortgage Insurance currently offers two principal types of private mortgage insurance coverage, primary and pool. At December 31, 2003, primary insurance comprised 88.7% of Mortgage Insurance’s risk in force and pool insurance comprised 7.9% of Mortgage Insurance’s risk in force. During the third quarter of 2000, the Company commenced operations in Radian Insurance, a subsidiary that writes credit insurance on non-traditional mortgage-related assets such as second mortgages and manufactured housing, and provides credit enhancement to mortgage-related capital market transactions. Other risk in force, primarily in Radian Insurance, was $1.1 billion at December 31, 2003, which represented 3.4% of the mortgage insurance risk in force.

On February 28, 2001, the Company acquired the financial guaranty and other businesses of Enhance Financial Services Group Inc. (“Financial Guaranty”), a New York-based insurance holding company that primarily insures and reinsures credit-based risks, at a purchase price of approximately $581.5 million. The financial guaranty insurance business is conducted primarily through two insurance subsidiaries, Radian Asset Assurance Inc. (“Radian Asset Assurance,” formerly Asset Guaranty Insurance Company) and Radian Reinsurance Inc. (“Radian Reinsurance,” formerly Enhance Reinsurance Company). In addition, as part of the acquisition, Radian has an interest in two active credit-based asset businesses (see Note 4). Several smaller businesses are either in run-off or have been terminated. The purchase price represented the value of the Company’s common stock and stock options issued in connection with the acquisition and other consideration in accordance with an Agreement and Plan of Merger, dated November 13, 2000, by and among the Company, a wholly owned subsidiary of the Company and Financial Guaranty. The acquisition, which was structured as a merger of a wholly owned subsidiary of the Company with and into Financial Guaranty, entitled Financial Guaranty stockholders to receive 0.22 shares of the Company’s common stock in a tax-free exchange for each share of Financial Guaranty’s common stock that they owned at the time of the merger. The acquisition was treated as a purchase for accounting purposes, and accordingly, the assets and liabilities were recorded based on their fair values at the date of acquisition. The fair value of assets acquired was $1,357.9 million. The liabilities assumed were $833.1 million. The excess of purchase price over fair value of net assets acquired of $56.7 million represents the future value of insurance profits, which is being amortized over a period that approximates the future life of the insurance book of business. During 2003 and 2002, the Company amortized $3.7 million and $4.5 million, respectively, related to this transaction. The results of Financial Guaranty’s operations for 2001 have been included in the Company’s financial statements for the period from the date of the acquisition through December 31, 2001.

The purchase price of Financial Guaranty reflects the issuance of 8,462,861 shares (pre-stock split) of the Company’s common stock at $65.813 per share (pre-stock split) which represented the average closing price of the Company’s common stock for the three days preceding and following the announcement of the acquisition, and the issuance of 1,320,079 options (pre-stock split) to purchase shares of the Company’s common stock to holders of options to purchase shares of Financial Guaranty’s common stock. The value of the option grant was based on a Black-Scholes valuation model assuming an average life of 2.8 years, a risk-free interest rate of 4.75%, volatility of 43.4% and a dividend yield of 0.22%.

The following unaudited pro forma information presents a summary of the consolidated operating results of the Company as if the acquisition of Financial Guaranty had occurred on January 1, 2001 (in thousands, except per-share information):

Year Ended December 31
2001
Total revenues	$951,206
Net income	$265,147
Net income per share—basic	$2.89
Net income per share—diluted	$2.85

On November 9, 2000, the Company completed the acquisition of RadianExpress.com Inc. (“RadianExpress,” formerly Expressclose.com Inc.), an Internet-based settlement company that provides real estate information products and services to the first and second mortgage industry, for approximately $8.0 million consisting of cash, the Company’s common stock and stock options and other consideration. The acquisition was treated as a purchase for accounting purposes, and accordingly, the assets and liabilities were recorded based on their fair values at the date of acquisition. The excess of purchase price over fair value of net assets acquired of $7.4 million was allocated to goodwill. During 2000 and 2001, a portion of this amount was amortized against earnings. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” the Company ceased amortization of goodwill effective January 1, 2002 and evaluates goodwill quarterly for impairment.

In connection with the Company’s Internet-based financial services, revenues and the related expenses are recorded when the service is rendered.

On December 30, 2003, the Company announced that it would cease operations of RadianExpress in a phased shutdown that is expected to be completed on or about March 31, 2004. The Company’s decision followed its receipt of an order from the California Superior Court denying the Company’s appeal from a decision by the California Commissioner of Insurance sustaining a California cease-and-desist order applicable to the Company’s offering of its Radian Lien Protection product. The California Superior Court’s denial is on appeal, but the decision significantly reduced the potential for increased revenues at RadianExpress, which was the Radian entity through which Radian Lien Protection sales would have been processed. The cessation of operations resulted in a pre-tax charge of $13.0 million in the fourth quarter of 2003, which includes the write-down of the remaining goodwill of $7.2 million and provisions for severance, leasehold commitments, and other charges of approximately $5.8 million. These amounts are included in operating expenses in the Consolidated Statements of Income. This resulted in an after-tax impact of $8.4 million or $.09 per share in 2003. Any income or expense from RadianExpress operations during 2004 will be recorded during 2004, but is expected to be immaterial.

In August 2003, the Financial Services Authority of the United Kingdom granted permission under Part IV of the Financial Services & Markets Act 2000 for Radian Asset Assurance Limited (“RAAL”), a subsidiary of Radian Asset Assurance, to conduct an insurance business in the United Kingdom. As a result of this additional authority, through RAAL, the Company will have additional opportunities to write financial guaranty insurance in the United Kingdom and, subject to compliance with the European passport rules, throughout the European Union.

2.    Significant Accounting Policies

Consolidation

The accompanying financial statements include the accounts of all subsidiaries. Investments in which the Company, or one of its subsidiaries, owns from 20% to 50% of those companies, or where the Company has significant influence, are accounted for in accordance with the equity method of accounting (see Note 4). All significant intercompany accounts and transactions, and intercompany profits and losses, have been eliminated.

The consolidated financial statements are prepared in accordance with Accounting Principles Generally Accepted in the United States of America (“GAAP”).

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from these estimates.

Insurance Premiums

SFAS No. 60, “Accounting and Reporting by Insurance Enterprises,” specifically excludes mortgage guaranty insurance from its guidance relating to the earning of insurance premiums. Consistent with GAAP and industry accounting practices, mortgage insurance premiums written on an annual and multiyear basis are initially deferred as unearned premiums and earned over the policy term, and premiums written on a monthly basis are earned over the period coverage is provided. Annual premiums are amortized on a monthly, straight-line basis. Multiyear premiums are amortized over the terms of the contracts in accordance with the anticipated claim payment pattern based on historical industry experience. Ceded premiums written are initially set up as prepaid reinsurance and are amortized in accordance with direct premiums earned.

In the financial guaranty business, insurance premiums are earned in proportion to the level of amortization of insured principal over the contract period or over the period that coverage is provided. Unearned premiums represent that portion of premiums which will be earned over the remainder of the contract period, based upon information reported by ceding companies and management’s estimates of amortization of insured principal on policies written on a direct basis. When insured issues are refunded or called, the remaining premiums are generally earned at that time, since the risk to the Company is eliminated. Credit enhancement fees on derivative financial guaranty contracts are included in premiums written and are earned over the period credit protection is provided.

Reserve for Losses and Loss Adjustment Expenses (“LAE”)

The mortgage insurance reserve for losses and LAE consists of the estimated cost of settling claims on defaults (or delinquencies) reported and defaults that have occurred but have not been reported. SFAS No. 60 specifically excludes mortgage guaranty insurance from its guidance relating to the reserve for losses. Consistent with GAAP and industry accounting practices, the Company does not establish loss reserves for future claims on insured loans that are not currently in default. In determining the liability for unpaid losses related to reported outstanding defaults, the Company establishes loss reserves on a case-by-case basis. The amount reserved for any particular loan is dependent upon the characteristics of the loan, the status of the loan as reported by the servicer of the insured loan as well as the economic conditions and estimated foreclosure period in the area in which the default exists. As the default progresses closer to foreclosure, the amount of loss reserve for that particular loan is increased, in stages, to approximately 100% of the Company’s exposure and that adjustment is included in current operations. With respect to delinquent loans that are in the early stage of delinquency, considerable judgment is exercised as to the adequacy of reserve levels. The Company relies on its historical models and makes adjustments to its estimates based on current economic conditions and recent trend information. These adjustments in estimates for delinquent loans in the early stage of delinquency are more judgmental in nature than for loans that are in the later stage of delinquency. If the default cures, the reserve for that loan is removed from the reserve for losses and LAE. The curing process causes an appearance of a reduction in reserves from prior years. The Company also reserves for defaults that have occurred but have not been reported using historical information on defaults not reported on a timely basis by lending institutions. The estimates are continually reviewed and, as adjustments to these liabilities become necessary, such adjustments are reflected in current operations.

Reserves for losses and LAE in the financial guaranty business are established based on the Company’s estimate of specific and non-specific losses, including expenses associated with settlement of such losses on its insured and reinsured obligations. The Company’s estimation of total reserves considers known defaults, reports and individual loss estimates reported by ceding companies and annual increases in the total net par amount outstanding of the Company’s insured obligations. The Company records a specific provision for losses and related LAE when reported by primary insurers or when, in the Company’s opinion, an insured risk is in default or default is probable and the amount of the loss is reasonably estimable. In the case of obligations with fixed periodic payments, the provision for losses and LAE represents the present value of the Company’s ultimate expected losses, adjusted for estimated recoveries under salvage or subrogation rights. The non-specific reserves represent the Company’s estimate of total reserves, less provisions for specific reserves. Generally, when a case-basis reserve is established or adjusted, an offsetting adjustment is made to the non-specific reserve. The Company discounts certain financial guaranty liabilities arising from defaults over the life of the claim payment at annual rates, which correspond to the financial guaranty insurance subsidiaries’ investment yields ranging from 4.05% to 4.75% in 2003 and 4.10% to 5.25% in 2002. Discounted liabilities at December 31, 2003 were $17.5 million, net of discounts of $3.2 million compared to discounted liabilities of $18.5 million at December 31, 2002, net of discounts of $7.3 million.

Reserves for losses and LAE for Financial Guaranty’s other lines of business, primarily trade credit reinsurance, are based on reports and individual loss estimates received from ceding companies, net of anticipated estimated recoveries under salvage and subrogation rights. In addition, a reserve is included for losses and LAE incurred but not reported on trade credit reinsurance.

The Company periodically evaluates its estimates for losses and LAE and adjusts such reserves based on its actual loss experience, mix of business and economic conditions. Changes in total estimates for losses and LAE are reflected in current earnings. The Company believes that its total reserves for losses and LAE are adequate to cover the ultimate cost of all claims net of reinsurance recoveries. Setting the loss reserves in both business segments involves significant reliance upon estimates with regard to the likelihood, magnitude and timing of a loss. The models and estimates the Company uses to establish loss reserves may not prove to be accurate, especially during an extended economic downturn. There can be no assurance that the Company has correctly estimated the necessary amount of reserves or that the reserves established will be adequate to cover ultimate losses on incurred defaults.

If the Company’s estimates are inadequate, it may be forced by insurance and other regulators or rating agencies to increase its reserves. Unanticipated increases to its reserves could lead to a reduction in the Company’s and its subsidiaries’ ratings. Such a reduction could have a significant negative impact on the Company’s ability to attract and retain business.

Fair Value of Derivative Financial Guaranty Contracts

The gains and losses on direct derivative financial guaranty contracts are derived from internally generated models. The gains and losses on assumed derivative financial guaranty contracts are provided by the primary insurance companies. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. The fair value of derivative financial guaranty contracts is included in accounts payable and accrued expenses on the Consolidated Balance Sheets. Settlements under derivative financial guaranty contracts are charged to the fair value of derivative financial guaranty contracts.

Real Estate Acquired and Other Restructurings

Real estate is acquired in the mortgage insurance business segment to mitigate losses. The real estate acquired is included in other assets on the Consolidated Balance Sheets at the lower of cost or net realizable value. Gains or losses from the holding or disposition of real estate acquired are recorded as provision for losses. At December 31, 2003 and 2002, the Company held $8.0 million and $6.2 million, respectively, of real estate acquired to mitigate losses.

Other restructurings in the financial guaranty business segment may consist of purchasing the insured debt security to mitigate losses. Insured debt securities purchased to mitigate losses are included in other assets on the Consolidated Balance Sheets at the lower of cost or net realizable value. Gains or losses from the holding or disposition of the securities acquired are recorded as net gains and losses on the disposition of securities. At December 31, 2003 and 2002, the Company held $11.2 million and $13.1 million, respectively, of insured debt securities purchased to mitigate losses.

Deferred Policy Acquisition Costs

Costs associated with the acquisition of mortgage insurance business, consisting of compensation and other policy issuance and underwriting expenses, are initially deferred. Because SFAS No. 60 specifically excludes mortgage guaranty insurance from its guidance relating to the amortization of deferred policy acquisition costs, amortization of these costs for each underwriting year book of business are charged against revenue in proportion to estimated gross profits over the life of the policies using the guidance provided by SFAS No. 97, “Accounting and Reporting by Insurance Enterprises For Certain Long Duration Contracts and for Realized Gains and Losses From the Sale of Investments.” This includes accruing interest on the unamortized balance of capitalized acquisition costs. The estimate for each underwriting year is updated annually to reflect actual experience and any changes to key assumptions such as persistency or loss development.

Deferred policy acquisition costs in the financial guaranty business comprise those expenses that vary with, and are primarily related to, the production of insurance premiums, including: commissions paid on reinsurance assumed, salaries and related costs of underwriting and marketing personnel, rating agency fees, premium taxes and certain other underwriting expenses, offset by commission income on premiums ceded to reinsurers. Acquisition costs are deferred and amortized over the period in which the related premiums are earned. Deferred policy acquisition costs are reviewed periodically to determine that they do not exceed or are less than recoverable amounts, after considering investment income.

Origination Costs of Derivative Financial Guaranty Contracts

Origination costs of derivative financial guaranty contracts are expensed as incurred.

Income Taxes

Deferred income taxes are provided for the temporary difference between the financial reporting basis and the tax basis of the Company’s assets and liabilities using enacted tax rates applicable to future years.

Investments

The Company is required to group assets in its investment portfolio into one of three categories: held to maturity, available for sale and trading securities. Fixed-maturity securities for which the Company has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. Fixed-maturity and equity securities purchased and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses included in earnings. All other investments are classified as available for sale and are reported at fair value, with unrealized gains and losses (net of tax) reported as a separate component of stockholders’ equity as accumulated other comprehensive income. For securities classified as either available for sale or held to maturity, the Company conducts a quarterly evaluation of declines in market value of the investment portfolio asset basis to determine whether the decline is other than temporary. This evaluation includes a review of (1) the length of time and extent to which fair value is below amortized cost; (2) issuer financial condition; and (3) intent and ability of the Company to retain its investment over a period of time to allow recovery in fair value. The Company uses a 20% decline in price over four continuous quarters as a guide in identifying those securities that should be evaluated for impairment. If the decline in fair value is judged to be other than temporary, the cost basis of the individual security is written down to fair value through earnings as a realized loss and the fair value becomes the new basis. At December 31, 2003 and 2002, there were no investments held in the portfolio that met these criteria. Realized gains and losses are determined on a specific identification method and are included in income. Other invested assets consist of residential mortgage-backed securities and are carried at fair value.

Fair Values of Financial Instruments

The following methodology was used by the Company in estimating the fair value disclosures for its financial instruments: fair values for fixed-maturity securities (including redeemable preferred stock) and equity securities are based on quoted market prices, dealer quotes and prices obtained from independent pricing services. Short-term investments are carried at amortized cost, which approximates fair value.

Derivative Instruments and Hedging Activities

The Company accounts for derivatives under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended and interpreted. Transactions that the Company has entered into that are accounted for under SFAS No. 133, as amended, include investments in convertible debt securities and selling credit protection in the form of credit default swaps and certain financial guaranty contracts that are considered credit default swaps. Credit default swaps and certain financial guaranty contracts that are accounted for under SFAS No. 133 are part of the Company’s overall business strategy of offering financial guaranty protection to its customers. Currently, none of the derivatives qualifies as a hedge under SFAS No. 133. Therefore, changes in fair value are included in the periods presented in current earnings in the Consolidated Statements of Income. Net unrealized losses on credit default swaps and certain other financial guaranty contracts are included in accounts payable and accrued expenses on the Consolidated Balance sheets. Settlements under derivative financial guaranty contracts are charged to accounts payable and accrued expenses. During 2003, the Company received $11.5 million as settlement proceeds on derivative financial guaranty contracts and paid $14.0 million as settlement on derivative financial guaranty contracts. There were no such settlements in 2002.

SFAS No. 133 requires that the Company split its convertible fixed-maturity securities into the derivative and fixed-maturity security components. Over the term of the securities, changes in the fair value of fixed-maturity securities available for sale are recorded in the Company’s Consolidated Statement of Changes in Common Stockholders’ Equity, through accumulated other comprehensive income or loss. Concurrently, a deferred tax liability or benefit is recognized as the recorded value of the fixed-maturity security increases or decreases. A change in the fair value of the derivative is recorded as a gain or loss in the Company’s Consolidated Statements of Income.

A summary of the Company’s derivative information as of and for the periods indicated is as follows:

	Year Ended December 31
	2003	2002
	(in millions)
Balance Sheet
Trading Securities
Amortized cost	$50.4	$39.3
Fair value	53.8	37.6
Derivative Financial Guaranty Contracts
Notional value	$10,500.0	$7,300.0
Gross unrealized gains	$57.5	$52.4
Gross unrealized losses	73.6	69.9

Net unrealized losses	$(16.1)	$(17.5)

The following table presents information related to net unrealized losses on derivative financial guaranty contracts (included in accounts payable and accrued expenses on the Consolidated Balance Sheets).

	December 31
	2003	2002
	(in millions)
Balance at January 1	$(17.5)	$(4.8)
Net unrealized losses recorded	(1.1)	(12.7)
Settlements of derivatives contracts:
Receipts	(11.5)	—
Payments	14.0	—

Balance at December 31	$(16.1)	$(17.5)

The components of the change in fair value of derivative instruments are as follows:

	Year Ended December 31
	2003	2002	2001
	(in millions)
Income Statement
Trading Securities	$5.2	$(.3)	$(.9)
Derivative Financial Guaranty Contracts	(1.1)	(12.7)	(4.9)

Net gains (losses)	$4.1	$(13.0)	$(5.8)

The application of SFAS No. 133, as amended, could result in volatility from period to period in gains and losses as reported on the Company’s Consolidated Statements of Income. These gains and losses result primarily from changes in corporate credit spreads, changes in the creditworthiness of underlying corporate entities and the equity performance of the entities underlying the Company’s convertible securities. The Company is unable to predict the effect this volatility may have on its financial position or results of operations.

In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, “Amendment of FASB Statement No. 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This Statement is effective for contracts entered into or modified after June 30, 2003, except for the provisions of this Statement that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003 and for hedging relationships designated after June 30, 2003. All provisions have applied prospectively except for the provisions of this Statement that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003. These provisions are to be applied in accordance with their respective effective dates. The implementation of this Statement did not have a material impact on the Company’s financial statements.

Company-Owned Life Insurance

The Company is the beneficiary of insurance policies on the lives of certain officers and employees of the Company. The Company has recognized the amount that could be realized under the insurance policies as an asset in its Consolidated Balance Sheets. At December 31, 2003 and 2002, the amount of Company-owned life insurance totaled $55.5 million and $53.2 million, and is included as a component of other assets.

Stock Split

On May 1, 2001, the Company’s board of directors authorized a stock split, paid June 20, 2001, in the form of a dividend of one additional share of the Company’s common stock for each share owned by stockholders of record on June 14, 2001. To effect the stock split, the Company’s stockholders approved an increase in the number of authorized shares of common stock, from 80 million to 200 million, on June 14, 2001. The dividend was accounted for as a two-for-one stock split and the par value of the Company’s common stock remained at $.001 per share. Accordingly, all references to common shares, except where noted otherwise, have been adjusted to give effect to the stock split. In conjunction with the stock split, the Company’s board of directors voted to increase the quarterly dividend from $.015 per share to $.02 per share of common stock outstanding after the split was effected.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123.” SFAS No. 148 amended SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, this Statement amended the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial statements for fiscal years ending after December 15, 2002.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per-share amounts).

	Year Ended December 31
	2003	2002	2001
Net income, as reported	$385,901	$427,169	$360,419
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax	7,637	7,438	6,783

Pro forma net income	$378,264	$419,731	$353,636

Pro forma net income available to common stockholders	$378,264	$414,253	$350,336

Earnings per share
Basic—as reported	$4.13	$4.47	$3.95

Basic—pro forma	$4.04	$4.39	$3.87

Diluted—as reported	$4.08	$4.41	$3.88

Diluted—pro forma	$4.00	$4.33	$3.81

In accordance with the adoption of SFAS No. 123, the pro forma effect on net income for 2003, 2002 and 2001 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

Net Income Per Share

The Company is required to disclose both “basic” net income per share and “diluted” net income per share. Basic net income per share is based on the weighted average number of common shares outstanding, while diluted net income per share is based on the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of stock options. Preferred stock dividends are deducted from net income in the net income per share computation. Diluted shares do not assume the conversion of the Company’s senior convertible debentures. Under the terms of the indenture governing the senior convertible securities, the conditions for holders to be able to convert the debentures to common stock have not been met.

The calculation of the basic and diluted net income per share was as follows (in thousands, except per-share amounts):

	Year Ended December 31
	2003	2002	2001
Net income	$385,901	$427,169	$360,419
Preferred stock dividend adjustment	—	(2,475)	(3,300)
Premium paid to redeem preferred stock	—	(3,003)	—

Net income available to common stockholders	$385,901	$421,691	$357,119

Average diluted stock options outstanding	5,385.5	5,139.0	5,924.1
Average exercise price per share	$29.59	$27.42	$25.05
Average market price per share—diluted basis	$41.92	$43.77	$36.63
Weighted average common shares outstanding	93,531	94,306	90,474
Increase in shares due to exercise of options—diluted basis	1,112	1,400	1,484

Average shares outstanding—diluted	94,643	95,706	91,958

Net income per share—basic	$4.13	$4.47	$3.95

Net income per share—diluted	$4.08	$4.41	$3.88

At December 31, 2003, 2002 and 2001, there were 297,600 options, 770,000 options and 789,000 options, respectively, excluded from the net income per-share calculation because the options were anti-dilutive.

Comprehensive Income

The Company is required to present, as a component of comprehensive income, the amounts from transactions and other events that are currently excluded from the Consolidated Statements of Income and are recorded directly to stockholders’ equity.

Segment Reporting

The Company has three reportable segments: mortgage insurance, financial guaranty and financial services. The mortgage insurance segment provides private mortgage insurance and risk management services to mortgage lending institutions located throughout the United States and globally. Private mortgage insurance primarily protects lenders from default-related losses on residential first mortgage loans made to homebuyers who make down payments of less than 20% of the purchase price and facilitates the sale of these mortgages in the secondary market. The financial guaranty segment provides credit-related insurance coverage, credit default swaps and certain other financial guaranty contracts to meet the needs of customers in a wide variety of domestic and international markets. The Company’s insurance businesses within the financial guaranty segment include the assumption of reinsurance from monoline financial guaranty insurers for both public finance bonds and structured finance obligations. The Company also provides direct financial guaranty insurance for public finance bonds and structured transactions, and trade credit reinsurance, which may or may not include political risk cover. The financial services segment deals primarily with credit-based servicing and securitization of assets in underserved markets, in particular, the purchase and servicing of and securitization of special assets, including sub-performing/non-performing mortgages, seller-financed residential mortgages and delinquent consumer assets. In addition, financial services include the results of RadianExpress, an Internet-based settlement company that provides real estate information and closing products and services to the first and second lien mortgage industry. On December 30, 2003, the Company announced that it would cease operations of RadianExpress in a phased shutdown by March 2004. The Company’s reportable segments are strategic business units, which are managed separately, as each business requires different marketing and sales expertise. Certain corporate income and expenses have been allocated to the segments. For the years ended December 31, 2003 and 2002, the Company’s revenue attributable to foreign countries was approximately 6%; the amount in 2001 was approximately 3%. In addition, long-lived assets located in foreign countries were immaterial for the periods presented.

In the mortgage insurance segment, the highest state concentration of risk is California at 14.7%. At December 31, 2003, California also accounted for 14.8% of Mortgage Insurance’s total direct primary insurance in force and 18.5% of Mortgage Insurance’s total direct pool risk in force. California accounted for 15.2% of Mortgage Insurance’s direct primary new insurance written in 2003. The largest single customer of Mortgage Insurance (including branches and affiliates of such customer) measured by new insurance written, accounted for 10.4% of new insurance written during 2003 compared to 8.1% in 2002 and 12.6% in 2001. The amount originated in 2003 includes a large structured transaction for one customer composed of prime mortgage loans originated through the United States.

The financial guaranty segment derives a substantial portion of its premiums written from a small number of direct insurers. In 2003, 20.8% of gross written premiums were derived from two primary insurers compared to 19.9% from the same two insurers in 2002. Four primary insurers were responsible for 30.9% of gross written premiums in 2003 compared to 26.7% in 2002. This customer concentration results from a significant concentration of business with the small number of primary financial guaranty insurance companies. Five trade credit insurers were responsible for 10.5% of premiums written in 2003 compared to one trade credit insurer that was responsible for 10.4% of premiums written in 2002.

The Company evaluates performance based on a number of financial measures including net income and return on equity. Summarized financial information concerning the Company’s operating segments as of and for the year-to-date periods indicated is presented in the following tables:

	December 31, 2003
	Mortgage Insurance	Financial Services	Financial Guaranty	Consolidated
	(in thousands)
Net premiums written	$741,840	—	$368,637	$1,110,477

Net premiums earned	$759,620	—	$248,563	$1,008,183
Net investment income	107,690	$36	78,437	186,163
Equity in net income of affiliates	—	95,507	9,969	105,476
Other income	32,003	27,680	3,639	63,322

Total revenues	899,313	123,223	340,608	1,363,144

Provision for losses	309,272	—	166,782	476,054
Policy acquisition costs	70,195	—	58,323	128,518
Other operating expenses	125,951	47,058	38,068	211,077
Interest expense	21,467	3,162	12,913	37,542

Total expenses	526,885	50,220	276,086	853,191

Net gains (losses)	11,398	(2,194)	12,322	21,526

Pretax income	383,826	70,809	76,844	531,479
Income tax provision	104,013	28,313	13,252	145,578

Net income	$279,813	$42,496	$63,592	$385,901

Total assets	$3,849,210	$314,628	$2,281,929	$6,445,767
Deferred policy acquisition costs	79,542	—	139,237	218,779
Reserve for losses and loss adjustment expenses	513,473	—	276,907	790,380
Unearned premiums	93,415	—	625,234	718,649
Equity	1,850,796	260,918	1,114,130	3,225,844

	December 31, 2002
	Mortgage Insurance	Financial Services	Financial Guaranty	Consolidated
	(in thousands)
Net premiums written	$668,583	—	$286,336	$954,919

Net premiums earned	$660,492	—	$186,633	$847,125
Net investment income	107,138	$162	71,541	178,841
Equity in net income of affiliates	—	81,872	(123)	81,749
Other income	20,390	22,471	1,514	44,375

Total revenues	788,020	104,505	259,565	1,152,090

Provision for losses	194,486	—	48,846	243,332
Policy acquisition costs	66,814	—	34,004	100,818
Other operating expenses	109,043	38,716	27,554	175,313
Interest expense	17,155	2,110	9,559	28,824

Total expenses	387,498	40,826	119,963	548,287

Net gains (losses)	5,105	3,450	(11,082)	(2,527)

Pretax income	405,627	67,129	128,520	601,276
Income tax provision	111,823	26,854	35,430	174,107

Net income	$293,804	$40,275	$93,090	$427,169

Total assets	$3,262,741	$246,156	$1,884,508	$5,393,405
Deferred policy acquisition costs	75,673	—	107,914	183,587
Reserve for losses and loss adjustment expenses	484,705	—	139,872	624,577
Unearned premiums	112,575	—	505,475	618,050
Equity	1,639,205	201,427	912,803	2,753,435

	December 31, 2001
	Mortgage Insurance	Financial Services	Financial Guaranty	Consolidated
	(in thousands)
Net premiums written	$640,414	—	$143,230	$783,644

Net premiums earned	$609,425	—	$106,455	$715,880
Net investment income	97,110	$127	50,250	147,487
Equity in net income of affiliates	—	42,517	(1,208)	41,309
Other income	20,412	19,122	2,991	42,525

Total revenues	726,947	61,766	158,488	947,201

Provision for losses	179,146	—	28,990	208,136
Policy acquisition costs	62,439	—	21,823	84,262
Other operating expenses	91,967	18,942	21,607	132,516
Interest expense	10,454	1,330	6,019	17,803

Total expenses	344,006	20,272	78,439	442,717

Net gains (losses)	4,451	(1,034)	(2,370)	1,047

Pretax income	387,392	40,460	77,679	505,531
Income tax provision	107,394	16,184	21,534	145,112

Net income	$279,998	$24,276	$56,145	$360,419

Total assets	$2,783,705	$202,505	$1,452,416	$4,438,626
Deferred policy acquisition costs	76,035	—	75,002	151,037
Reserve for losses and loss adjustment expenses	465,444	—	123,199	588,643
Unearned premiums	106,151	—	407,781	513,932
Equity	1,445,680	155,740	704,908	2,306,328

The reconciliation of segment net income to consolidated net income is as follows:

	Consolidated Year Ended December 31
	2003	2002	2001
	(in thousands)
Net Income
Mortgage Insurance	$279,813	$293,804	$279,998
Financial Guaranty	63,592	93,090	56,145
Financial Services	42,496	40,275	24,276

Total	$385,901	$427,169	$360,419

Assignment Operations

The Company is seeking to sell or otherwise dispose of the remaining assets and operations of Singer Asset Finance Company, L.L.C. (“Singer”), an entity acquired in connection with the purchase of Financial Guaranty. During this process, any net servicing expenses will be charged against an existing servicing liability and any gains or losses on assets will be charged against an existing asset reserve. If and when these reserves become depleted, future results will be charged to current operations.

Singer, which had been engaged in the purchase, servicing and securitization of assets including state lottery awards and structured settlement payments, is currently operating on a run-off basis. Its operations consist of servicing and/or disposing of Singer’s previously originated assets and servicing of Singer’s non-consolidated special-purpose vehicles. The results of this subsidiary are not material to the financial results of the Company. At December 31, 2003, the Company had approximately $465 million and $447 million of non-consolidated assets and liabilities, respectively, associated with Singer special-purpose vehicles. The Company’s investment in these special-purpose vehicles is $18.0 million at December 31, 2003. At December 31, 2002, the Company had approximately $505 million and $479 million of non-consolidated assets and liabilities, respectively, associated with Singer special-purpose vehicles. The Company’s investment in these special-purpose vehicles was $26.3 million at December 31, 2002. In May 2003, the Company restructured and combined approximately $80 million of assets of one of the special-purpose vehicles into another special-purpose vehicle. This transaction did not have a significant effect on the Company’s operations. In August 2002, the Company sold substantially all of the assets of a related subsidiary, Enhance Consumer Services LLC (“ECS”), which had been engaged in the purchase, servicing and securitization of viatical settlements, to an independent third party for an aggregate purchase price of $8.4 million, which approximated the carrying value.

Guarantees

The Company accounts for guaranties under FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.” This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, “Disclosure of Indirect Guaranties of Indebtedness of Others,” which was superseded. The initial recognition and initial measurement of provisions of this Interpretation are applicable on a prospective basis to guaranties issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements in this Interpretation were effective for financial statements of interim or annual periods ending after December 15, 2002. The Interpretation does not apply to the financial guaranty insurance policies issued by the Company. However, the Company has guaranteed the performance of an affiliate under a $25 million revolving credit facility that expires in December 2004.

Recent Accounting Pronouncements

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” The Interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, FIN 46 was revised in FIN 46R. FIN 46R scopes out many but not all businesses, as business is defined in FIN 46. The FASB partially delayed FIN 46’s implementation until no later than the end of the first reporting period after March 15, 2004. Currently, the Company is not the primary beneficiary of a variable interest entity. However, the Company has been a transferor of financial assets (as discussed above in “Assignment Operations”) considered to be a qualifying special-purpose entity (“QSPE”) described in SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” These QSPEs are not within the scope of the Interpretation. In management’s opinion, this Interpretation will not have a material effect on the Company’s financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement amends certain paragraphs of FASB Statements No. 128 and No. 133 and is effective for financial instruments entered into or modified after May 31, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires an issuer to classify a financial instrument that is within its scope as a liability (or an asset, in some circumstances). This Statement has not had a material impact on the Company’s financial statements. The FASB is addressing certain implementation issues associated with the application of SFAS No. 150. In October 2003, the FASB decided to defer certain provisions of SFAS No. 150 related to mandatorily redeemable financial instruments representing noncontrolling interests in subsidiaries included in consolidated financial statements. The Company will monitor the actions of the FASB and assess the impact, if any, that these actions may have on the Company’s financial statements.

In November 2003, the Emerging Issues Task Force (“EITF”) reached a consensus on certain disclosures required for securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” EITF issue 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” requires additional disclosure of quantitative and qualitative information for investments with unrealized losses at the balance sheet date that have not been recognized as other-than-temporary impairments. The Company has included the required disclosures in the Notes to Financial Statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 6.

In December 2003, the FASB revised SFAS No. 132 “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This revision is intended to improve financial statement disclosures for defined benefit plans. The standard requires that companies give more details about their plan assets, benefits obligations, cash flows, benefit costs and other relevant information. The standard also requires expanded disclosures in interim financials. This standard is effective for fiscal years ending on or after December 15, 2003. The required disclosure has been included in the Company’s financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year’s presentation.

3.    Investments

Fixed-maturity and equity investments at December 31, 2003 and 2002 consisted of (in thousands):

	December 31, 2003
	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Fixed maturities held to maturity:
Bonds and notes:
State and municipal obligations	$273,995	$291,060	$17,079	$14

	$273,995	$291,060	$17,079	$14

Fixed maturities available for sale:
Bonds and notes:
United States government	$127,192	$128,832	$2,096	$456
State and municipal obligations	2,806,371	2,947,248	143,963	3,086
Corporate	181,857	187,838	6,519	538
Convertible securities	257,211	268,256	11,045	—
Asset-backed securities	331,914	333,692	2,874	1,096
Private placements	92,843	92,380	3,490	3,953
Redeemable preferred stock	118,673	131,888	14,597	1,382
Foreign governments	80,214	80,127	219	306

	$3,996,275	$4,170,261	$184,803	$10,817

Equity securities available for sale	$213,281	$249,634	$42,884	$6,530

	December 31, 2002
	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Fixed maturities held to maturity:
Bonds and notes:
State and municipal obligations	$356,000	$379,643	$23,735	$92

	$356,000	$379,643	$23,735	$92

Fixed maturities available for sale:
Bonds and notes:
United States government	$206,650	$210,706	$6,387	$2,331
State and municipal obligations	2,369,320	2,482,419	113,736	637
Corporate	94,653	100,210	5,647	90
Convertible securities	268,799	266,371	3,220	5,648
Asset-backed securities	227,932	232,301	4,396	27
Private placements	82,857	82,857	—	—
Redeemable preferred stock	73,595	65,400	1,235	9,430
Foreign governments	8,296	8,662	370	4

	$3,332,102	$3,448,926	$134,991	$18,167

Equity securities available for sale	$196,766	$168,517	$6,471	$34,720

The contractual maturities of fixed-maturity investments are as follows (in thousands):

	December 31, 2003
	Amortized Cost	Fair Value
Fixed maturities held to maturity:
2004	$21,384	$21,892
2005–2008	80,052	83,923
2009–2013	110,847	120,074
2014 and thereafter	61,712	65,171

	$273,995	$291,060

Fixed maturities available for sale:
2004	$119,554	$120,182
2005–2008	479,242	498,174
2009–2013	631,200	660,020
2014 and thereafter	2,315,692	2,426,305
Asset-backed securities	331,914	333,692
Redeemable preferred stock	118,673	131,888

	$3,996,275	$4,170,261

Net investment income consisted of (in thousands):

	Year Ended December 31
	2003	2002	2001
Investment income:
Fixed maturities	$187,005	$176,857	$139,508
Equity securities	2,565	1,555	1,772
Short-term investments	2,574	4,325	7,597
Other	1,197	902	3,749

	$193,341	$183,639	$152,626
Investment expenses	(7,178)	(4,798)	(5,139)

	$186,163	$178,841	$147,487

Net gain on sales of investments consisted of (in thousands):

	Year Ended December 31
	2003	2002	2001
Gains on sales and redemptions of fixed-maturity investments available for sale	$26,559	$32,742	$22,336
Losses on sales and redemptions of fixed-maturity investments available for sale	(5,835)	(23,584)	(13,782)
Gains on redemptions of fixed-maturity investments held to maturity	970	631	59
Losses on redemptions of fixed-maturity investments held to maturity	(284)	(5)	(84)
Gains on sales of equity securities available for sale	11,703	2,509	439
Losses on sales of equity securities available for sale	(12,608)	(2,838)	(943)
Gains on sales of other invested assets	204	3,425	—
Losses on sales of other invested assets	(1,397)	—	(1,058)
Gains on sales of trading securities	8,038	2,916	521
Losses on sales of trading securities	(9,968)	(5,293)	(669)
Gains on sales of short-term investments	5	25	5
Losses on sales of short-term investments	—	(66)	—

	$17,387	$10,462	$6,824

For the years ended December 31, 2003, 2002 and 2001, the Company did not sell any fixed-maturity investments held to maturity.

Net change in unrealized appreciation (depreciation) on investments consisted of (in thousands):

	Year Ended December 31
	2003	2002	2001
Fixed maturities held to maturity	$(6,578)	$3,879	$(1,437)

Fixed maturities available for sale	$57,068	$102,790	$(19,379)
Deferred tax (provision) benefit	(19,974)	(35,720)	6,725

	$37,094	$67,070	$(12,654)

Equity securities available for sale	$64,602	$(31,210)	$(1,983)
Deferred tax (provision) benefit	(22,611)	10,924	695

	$41,991	$(20,286)	$(1,288)

Other (1)	$(2,331)	$329	$(365)

(1)	Includes mark-to-market adjustments for derivatives of affiliates not included in the Company’s Consolidated Balance Sheets.

At December 31, 2003, fixed-maturity investments available for sale had gross unrealized losses of $10.8 million. At December 31, 2003, equity securities available for sale had gross unrealized losses of $6.5 million. For these securities in an unrealized loss position at December 31, 2003, the length of time such securities have been in an unrealized loss position, as measured by their month-end fair values is as follows:

	Number of Securities	Fair Value	Amortized Cost	Unrealized Loss
	(dollar amounts in millions)
Less than 6 months	262	$447.8	$454.1	$6.3
6 to 9 months	12	36.5	37.3	0.8
9 to 12 months	6	4.2	4.7	0.5
More than 12 months	355	71.0	80.3	9.3

Subtotal	635	559.5	576.4	16.9
U.S. Treasury and agency securities	7	26.5	27.0	0.5

Total	642	$586.0	$603.4	$17.4

Of the 355 securities that have been in an unrealized loss position for more than 12 months, none has an unrealized loss of more than 20% of that security’s amortized cost.

The contractual maturity of securities in an unrealized loss position at December 31, 2003 was as follows:

	Fair Value	Amortized Cost	Unrealized Loss
	(dollar amounts in millions)
2004	$44.3	$44.4	$0.1
2005–2008	81.3	82.3	1.0
2009–2013	61.2	63.9	2.7
2014 and later	199.4	203.9	4.5
Mortgage-backed and other asset-backed securities	131.2	132.3	1.1
Redeemable preferred stock	25.0	26.4	1.4

Subtotal	542.4	553.2	10.8
Equity securities	43.6	50.2	6.6

Total	$586.0	$603.4	$17.4

Securities on deposit with various state insurance commissioners amounted to $18.5 million at December 31, 2003 and $14.1 million at December 31, 2002. The Company also had $58.6 million on deposit at December 31, 2003 and $60.9 million at December 31, 2002 for the benefit of reinsurers.

4.    Investment in Affiliates

As a result of the acquisition of Financial Guaranty, the Company owns a 46.0% interest in C-BASS and a 41.5% interest in Sherman. Effective January 1, 2003, Sherman’s management exercised its right to acquire additional ownership of Sherman, reducing the Company’s ownership interest from 45.5% to 41.5%. The Company recorded a $1.3 million loss on the transaction. C-BASS is engaged in the purchasing, servicing and/or securitization of special assets, including sub-performing/non-performing and seller-financed residential mortgages, real estate and subordinated residential mortgage-based securities. Sherman conducts a business that focuses on purchasing and servicing delinquent, primarily unsecured consumer assets. At December 31, 2003 and 2002, C-BASS had total assets of $3.2 billion and $1.8 billion, respectively, and total liabilities of $2.7 billion and $1.4 billion, respectively. C-BASS had net income for 2003, 2002, and 2001 of $143.9 million, $138.3 million and $86.5 million, respectively. At December 31, 2003 and 2002, Sherman had total assets of $505.0 million and $385.9 million, respectively, and total liabilities of $345.1 million and $269.4 million, respectively. Sherman had net income for 2003, 2002 and 2001 of $70.9 million, $40.3 million and $10.6 million, respectively.

The Company owns a 36.0% interest in EIC Corporation Ltd. (“Exporters”), an insurance holding company that, through its wholly owned insurance subsidiary licensed in Bermuda, insures primarily foreign trade receivables for multinational companies. Prior to 2003, this ownership percentage was 36.5%. Financial Guaranty provides significant reinsurance capacity to this joint venture on a quota-share, surplus-share, and excess-of-loss basis. The Company’s reinsurance exposure at December 31, 2003 was approximately $317.9 million or 0.3% of net debt service outstanding. At December 31, 2003 and 2002, Exporters had total assets of $168.3 million and $172.9 million, respectively, and total liabilities of $109.7 million and $115.3 million, respectively. Exporters had income of $1.5 million for 2003 and a loss for 2002 and 2001 of $1.9 million and $2.2 million, respectively.

In March 2002, the Company invested $20 million for an approximate 12% interest in Primus Guaranty, Ltd., a Bermuda holding company and parent company to Primus Financial Products, LLC (“Primus”), a Company rated “Aaa” by Moody’s Investor Services Inc. (Moody’s”) and “AAA” by Standard & Poor’s Insurance Rating Service, a division of McGraw-Hill Companies, Inc. (“S&P”) that provides credit risk protection to derivatives dealers and credit portfolio managers on investment-grade entities. At December 31, 2003, Primus had total assets of $318.2 million and total liabilities of $6.2 million. Primus had net income for 2003 of $77.6 million. The results of Primus for 2002 were immaterial to the Company’s Consolidated Financial Statements. Radian Reinsurance provided Primus with an excess of loss insurance policy, which expired on March 30, 2003.

The Company accounts for its investment in these affiliates in accordance with the equity method of accounting, as the control of these affiliates does not rest with the Company and since the other shareholders have substantial participating rights.

5.    Reinsurance

The Company utilizes reinsurance as a risk management tool, to reduce net risk in force to meet regulatory risk-to-capital requirements and, with respect to mortgage insurance, to comply with the regulatory maximum per loan coverage percentage limitation of 25%. Although the use of reinsurance does not discharge an insurer from its primary liability to the insured, the reinsuring company assumes the related liability. Included in other assets are unearned premiums (prepaid reinsurance) of $6.8 million and $8.6 million at December 31, 2003 and 2002, respectively.

The effect of reinsurance on premiums written and earned is as follows:

	Year Ended December 31
	2003	2002	2001
	(in thousands)
Premiums written:
Direct	$989,534	$875,190	$753,392
Assumed	197,653	147,633	90,917
Ceded	(76,710)	(67,904)	(60,665)

Net premiums written	$1,110,477	$954,919	$783,644

Premiums earned:
Direct	$929,370	$799,827	$699,085
Assumed	148,713	116,880	77,569
Ceded	(69,900)	(69,582)	(60,774)

Net premiums earned	$1,008,183	$847,125	$715,880

The 2003, 2002 and 2001 amounts in the preceding table included ($1,327,000), ($15,000) and $4,062,000, respectively, for premiums written and $1,181,000, $173,000 and $4,299,000, respectively, for premiums earned, for reinsurance ceded under variable quota-share treaties entered into in 1997, 1996, 1995 and 1994 covering the books of business originated by Radian Guaranty in those years. Commissions under these treaties were $1,251,000, $3,840,000 and $2,216,000 for the years ended December 31, 2003, 2002 and 2001, respectively. The Company recovered variable quota-share losses under these treaties of $528,000, $1,809,000 and $611,000 in 2003, 2002 and 2001, respectively.

Provisional losses recoverable were $48.6 million for both 2003 and 2002, and represented amounts due under variable quota-share treaties entered into in 1997, 1996, 1995 and 1994, covering the books of business originated by Radian Guaranty in those years. The term of each treaty is 10 years and is non-cancelable by either party except under certain conditions. The treaties also include underwriting-year excess coverage in years four, seven and 10 of the treaty.

Under the terms of these treaties, Radian Guaranty cedes premium to the reinsurer based on 15% of the premiums received by Radian Guaranty on the covered business. Radian Guaranty is entitled to receive a commission ranging from 30% to 32% of the premium paid under the treaty provided that certain loss ratios are not exceeded. In return for the payment of premium, Radian Guaranty receives variable quota-share loss relief at levels ranging from 7.5% to 15.0% based upon the loss ratio on the covered business.

In addition, Radian Guaranty is entitled to receive, under the underwriting-year excess coverage, 8% of the ceded premium written under each treaty to the extent that this amount is greater than the total amount received under the variable quota-share coverage business.

Premiums are payable to the reinsurer on a quarterly basis net of commissions due and any losses calculated under the variable quota-share coverage. At the end of the fourth, seventh and tenth years of each treaty, depending on the extent of losses recovered to date under the variable quota-share provisions of the treaty, Radian Guaranty may recover amounts due under the underwriting-year excess coverage provisions of the treaty.

The Company accounts for this reinsurance coverage under guidance provided in EITF 93-6, “Accounting for Multiple-Year Retrospectively Rated Contracts by Ceding and Assuming Enterprises.” Under EITF 93-6, the Company recognizes an asset for amounts due from the reinsurer based on experience to date under the contract.

Radian Guaranty has also entered into captive reinsurance arrangements with certain customers. The arrangements are typically structured on an excess-layer basis with insured loans grouped by loan origination year. Radian Guaranty retains the first layer of risk on a particular book of business, the captive reinsurer assumes the next layer, and Radian Guaranty assumes all losses above that point. The captive reinsurers are typically required to maintain minimum capitalization equal to 10% of the risk assumed. Risk ceded under captive reinsurance arrangements at December 31, 2003 and December 31, 2002, was $1.5 billion and $986.3 million, respectively. For the years ended December 31, 2003, 2002 and 2001, Radian Guaranty had ceded premiums written of $73.4 million, $57.1 million and $55.7 million, respectively, and ceded premiums earned of $72.8 million, $56.6 million and $52.5 million, respectively, under these various captive reinsurance arrangements.

In addition, Radian Guaranty reinsures most of its direct insurance in force under an excess of loss reinsurance program that is in a run-off period that will expire December 31, 2007. Under this program, the reinsurer is responsible for 100% of Radian Guaranty’s covered losses (subject to an annual and aggregate limit) in excess of an annual retention limit. Premiums are paid to the reinsurer on a quarterly basis, net of any losses due to Radian Guaranty. This treaty is accounted for under Statements of Position 98-7, “Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk” (“SOP 98-7”) and therefore, $5.6 million, $7.5 million and $5.3 million were included in incurred losses during 2003, 2002 and 2001, respectively, relating to the excess of loss reinsurance program.

As of December 31, 2003, Radian Asset Assurance reinsured approximately 17.5% of its direct insurance exposure to Radian Reinsurance and other highly rated insurers and reinsurers. Most of this exposure has been reinsured by Radian Reinsurance, principally in order to comply with applicable regulatory single risk limitations. Radian Asset Assurance has also reinsured a small portion of its direct insurance exposure to third parties in order to comply with applicable regulatory single risk limitations. Radian Asset Assurance has also reinsured a significant portion of its direct insurance exposure in transactions with one of its largest reinsurance customers pursuant to which the availability of such reinsurance was a condition for Radian Asset Assurance accepting the direct insurance exposure. Radian Reinsurance has historically retroceded relatively little of its financial guaranty reinsurance exposure for risk management reasons. In its specialty insurance businesses, Financial Guaranty in recent years has reinsured a portion of its direct insurance exposure, principally in order to comply with applicable regulatory single risk limitations.

In November 2001, Radian Reinsurance entered into a credit agreement with a group of highly rated European banks, which was amended in January 2004, under which Radian Reinsurance is entitled, upon reaching the greater of 8.5% of average annual debt service or $210 million of covered losses and subject to certain conditions, to draw from such banks up to $95 million under certain circumstances. The recourse to Radian Reinsurance under this credit agreement is limited to recoveries on the covered losses. The agreement has an initial term of seven years and may be extended annually for additional one-year periods.

6.    Losses and Loss Adjustment Expenses

As described in Note 2, the Company establishes reserves to provide for the estimated costs of settling claims in respect to loans reported to be in default that have not yet been reported to the Company.

The default and claim cycle on mortgage loans that the Company covers begins with the receipt from the lender of notification of a default on an insured loan. The master policy with each lender requires the lender to inform the Company of an uncured default on a mortgage loan within 75 days of the default. The incidence of default is influenced by a number of factors, including change in borrower income, unemployment, divorce and illness, the level of interest rates, and general borrower creditworthiness. Defaults that are not cured result in claims to the Company. Borrowers may cure defaults by making all delinquent loan payments or by selling the property and satisfying all amounts due under the mortgage.

Different regions of the country experience different default rates due to varying economic conditions and each state has different rules regarding the foreclosure process. These rules can impact the amount of time it takes for a default to reach foreclosure, so the Company has developed a reserving methodology that takes these different time periods into account in calculating the reserve.

When a specific loan initially defaults, it is uncertain the default will result in a claim. It is the Company’s experience that a significant percentage of mortgage loans in default are cured. The reserve is increased in stages, as the foreclosure progresses, to approximate the estimated total loss for that particular claim. At any time during the foreclosure process, until the lender takes title to the property, the borrower may cure the default, at which time the reserve for that loan is removed. Therefore, it is appropriate to increase the reserve stages as new insight and information is obtained. At the time of title transfer, the Company has approximately 100% of the estimated total loss reserved.

In the financial guaranty business, policies are monitored by the Company or the primary insurers over the life of the policy. When the policy’s performance deteriorates below underwriting expectations, or if the circumstances dictate, the related transaction is more actively monitored, which may include communication with the borrower, site inspection or the engagement of a third-party consultant. If the transaction continues to deteriorate to a point where a default is reasonably probable, based on all the facts and circumstances then known and estimable, the Company will establish specific loss reserve that represents the present value of the amount of the claim Financial Guaranty expects that it will ultimately have to pay. Financial Guaranty has a regular surveillance committee meeting where experts in the risk management and surveillance area provide input before any case reserves are determined, and the surveillance team actively monitors any problem deals and notifies the committee if a change in the loss reserve is necessary. Financial Guaranty establishes a reserve based on the present value of the estimated loss, including expenses associated with the settlement of the loss that Financial Guaranty expects that it will ultimately have to pay.

In 2003, the Company provided approximately $111 million of reserves on a manufactured housing transaction originated by Conseco Finance Corp. The current reserve of $111 million represents the total par exposure on this transaction. Losses are expected to be paid out over the next several years. No claims have been paid as of December 31, 2003. This transaction had been performing within expectations until the beginning of 2003. The bankruptcy of Conseco Finance Corp. led to a deterioration in the transaction’s performance. When the Company performed its year-end review, it decided it was necessary to establish reserves for the entire exposure.

The following tables present information relating to the liability for unpaid claims and related expenses (in thousands):

	2003	2002	2001
Mortgage Insurance
Balance at January 1	$484,705	$465,444	$390,021
Add losses and LAE incurred in respect of default notices received in:
Current year	329,014	320,139	320,159
Prior years	(19,742)	(125,653)	(141,013)

Total incurred	309,272	194,486	179,146

Deduct losses and LAE paid in respect of default notices received in:
Current year	39,356	22,374	21,237
Prior years	241,148	152,851	82,486

Total paid	280,504	175,225	103,723

Balance at December 31	$513,473	$484,705	$465,444

	2003	2002	2001
Financial Guaranty
Balance at January 1 (or date of acquisition)	$139,872	$123,199	$110,433
Less Reinsurance recoverables	2,173	213	185
Balance at January 1 (or date of acquisition), net	137,699	122,986	110,248
Add losses and LAE incurred related to:
Current year	171,058	44,978	17,560
Prior years	(4,276)	3,868	11,430

Total incurred	166,782	48,846	28,990

Deduct losses and LAE paid related to:
Current year	8,387	8,738	3,815
Prior years	21,504	25,395	12,437

Total paid	29,891	34,133	16,252

Balance at December 31, net	274,590	137,699	122,986
Add Reinsurance recoverables	2,317	2,173	213

Balance at December 31	$276,907	$139,872	$123,199

As a result of changes in estimates of insured events in prior years, the provision for losses and loss adjustment expenses in the mortgage insurance business decreased by $19.7 million, $125.7 million, and $141.0 million in 2003, 2002 and 2001, respectively, due primarily to lower than anticipated claim payments as compared to the amounts previously reserved.

During 2002 and 2001 the Company incurred losses and LAE of $3.9 million and $11.4 million, respectively, in the financial guaranty insurance business related to prior years. The reduction in prior years’ reserves in 2003 is a result of favorable developments in the public finance reinsurance product. The amounts in 2002 and 2001 primarily related to trade credit business and are the result of obtaining additional information on the assumed reinsurance as well as changes in expected claims.

7.    Short-Term and Long-Term Debt

In May 2001, the Company issued, in a private placement, $250 million of 7.75% debentures due June 1, 2011. Interest on the debentures is payable semi-annually on June 1 and December 1. The Company has the option to redeem some or all of the debentures at any time with not less than 30 days’ notice. In November 2001, the Company offered to exchange all of the old debentures with terms of the new debentures substantially identical to the terms of the old debentures, except that the new debentures are registered and have no transfer restrictions, rights to additional interest or registration rights, except in limited circumstances. Substantially all of the initial debt converted to new public debt. In December 2003, a Post-Effective Amendment to the initial Registration Statement was filed to add the names of securityholders previously excluded from the initial offer to convert to the new debentures and to reflect transfers of certain of the debentures.

In January 2002, the Company issued, in a private placement, $220 million of 2.25% senior convertible debentures due 2022. Approximately $125 million of the proceeds from the offering was used to increase capital at Radian Asset Assurance. The remainder was used to redeem the preferred stock, to buy back the Company’s common stock and for general corporate purposes. Interest on the debentures is payable semi-annually on January 1 and July 1. Beginning in 2005, the Company may also be required to pay additional contingent interest in specified semi-annual periods, if the sale price of its common stock for a specified period of time is less than 60% of the conversion price. The debentures are convertible, at the purchaser’s option, into shares of common stock at prices and on dates specified in the offering. Upon conversion, the shares would become common shares for the purposes of calculating earnings per share. In July 2002, the Securities and Exchange Commission declared effective a shelf registration statement previously filed by the Company to register the resale of the debentures by the holders of the debentures.

In February 2003, the Company issued, in a private placement, $250 million of unsecured Senior Notes. These notes bear interest at the rate of 5.625% per annum, payable semi-annually on February 15 and August 15. These notes mature in February 2013. The Company has the option to redeem some or all of the notes at any time with not less than 30 days notice. The Company used a portion of the proceeds from the private placement to repay the $75.0 million in principal outstanding of the 6.75% debentures due March 1, 2003 issued by Enhance Financial Services Group Inc. (“EFSG”). The remainder was used for general corporate purposes. In late July 2003, the Company offered to exchange all of the notes for new notes with terms substantially identical to the terms of the old notes, except that the new notes are registered and have no transfer restrictions, rights to additional interest or registration rights, except in limited circumstances.

The composition of short-term and long-term debt at December 31, 2003 and 2002 was as follows:

	December 31
	2003	2002
	(in thousands)
5.625% Senior Notes due 2013	$248,184	$—
2.25% Senior Convertible Debentures due 2022	220,000	220,000
7.75% Debentures due 2011	249,220	249,145
6.75% Debentures due 2003	—	75,000

	$717,404	$544,145

From February 2002 until May 2003, the Company maintained a $50 million Senior Revolving Credit Facility to be used for working capital and general corporate purposes. There were no drawdowns on this facility. The Company replaced this with a $250 million facility in December 2003 that is unsecured and expires in December 2004. The facility will be used for working capital and general corporate purposes. The facility bears interest on any amounts drawn at either the borrower’s base rate, or at a rate above LIBOR, as defined in the credit agreement. There have been no drawdowns on this facility.

8.    Redeemable Preferred Stock

On August 15, 2002, the Company redeemed its $4.125 Preferred Stock, par value $.001 per share. Pursuant to the Company’s sinking fund redemption obligation, 72,000 shares were redeemed at $50.00 per share, and the remaining 728,000 shares were redeemed at $54.125 per share. Accrued and unpaid dividends on the shares to the date of redemption were also paid as part of the redemption price. The excess of the amount paid over the carrying value of the preferred stock of $3.0 million was accounted for as a charge to equity and resulted in an approximate $.03 reduction in earnings per share for the year-to-date period of 2002.

9.    Preferred Securities

In September 2003, Radian Asset Assurance closed on $150 million of money market committed preferred custodial trust securities, pursuant to which it entered into a series of three perpetual put options on its own preferred stock to Radian Asset Securities Inc. (“Radian Asset Securities”), a newly formed affiliate and wholly owned subsidiary of the Company. Radian Asset Securities in turn entered into a series of three perpetual put options on its owned preferred stock (on substantially identical terms to the Radian Asset Assurance preferred stock). The counterparty to the Radian Asset Securities put options are three trusts established by two major investment banks (“The Broker-Dealers”). The trusts were created as a vehicle for providing capital support to Radian Asset Assurance by allowing Radian Asset Assurance to obtain immediate access to additional capital at its sole discretion at any time through the exercise of one or more of the put options and the corresponding exercise of one or more of the corresponding Radian Asset Securities put options. If the Radian Asset Assurance put options were exercised, Radian Asset Securities, through the Radian Asset Assurance preferred stock thereby acquired by Radian Asset Securities and investors, through their equity investment in the Radian Asset Securities preferred stock, would give Radian Asset Securities and the investors rights to the assets of Radian Asset Assurance of an equity investor in Radian Asset Assurance. Such rights would be subordinate to policyholders’ claims, as well as to claims of general unsecured creditors of Radian Asset Assurance, but ahead of those of the Company, through EFSG, as the owner of the common stock of Radian Asset Assurance. If all the Radian Asset Assurance put options were exercised, Radian Asset Assurance would receive up to $150 million in return for the issuance of its own perpetual preferred stock, the proceeds of which may be used for any purpose including payment of claims. Dividend payments on the preferred stock will be cumulative only if Radian Asset Assurance pays dividends on its common stock. Each trust will be restricted to holding high-quality, short-term commercial paper investments to ensure that it can meet its obligations under the put option. To fund these investments, each trust will issue its own auction market perpetual preferred stock. Each trust is rated “A” by each of S&P and Fitch. The initial costs to issue this facility are recorded as a reduction to additional paid-in capital. Ongoing costs of the put premium are charged to other operating expenses.

10.    Income Taxes

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

The components of the Company’s consolidated provision for income taxes are as follows (in thousands):

	Year Ended December 31
	2003	2002	2001
Current income taxes	$70,887	$61,815	$22,992
Deferred income taxes	74,691	112,292	122,120

	$145,578	$174,107	$145,112

The reconciliation of taxes computed at the statutory tax rate of 35% for 2003, 2002 and 2001, to the provision for income taxes is as follows (in thousands):

	2003	2002	2001
Provision for income taxes computed at the statutory tax rate	$186,018	$210,446	$176,936
Change in tax provision resulting from:
Tax-exempt municipal bond interest and dividends received deduction (net of prorating)	(43,890)	(39,948)	(32,315)
Other, net	3,450	3,609	491

Provision for income taxes	$145,578	$174,107	$145,112

The significant components of the Company’s net deferred tax assets and liabilities are summarized as follows (in thousands):

	December 31
	2003	2002
Deferred tax assets:
Loss reserves	$68,808	$28,936
AMT credit carryforward	16,576	29,424
Accrued expenses	13,299	13,477
Mark-to-market on credit derivatives (FAS 133)	5,636	5,613
Foreign currency exchange	—	116
Other	13,632	19,043

	$117,951	$96,609

Deferred tax liabilities:
Deduction related to purchase of tax and loss bonds	$(533,672)	$(462,657)
Deferred policy acquisition costs	(73,975)	(64,255)
Net unrealized gain on investments (FAS 115)	(72,635)	(31,656)
Partnership investments	(70,547)	(49,211)
Assignment sale income	(3,921)	(15,992)
Contingent debt interest	(7,620)	(3,465)
Depreciation	(6,986)	(2,477)
Unearned premiums	(4,579)	(5,354)
Foreign currency exchange	(2,198)	—
Other	(30,080)	(31,821)

	$(806,213)	$(666,888)

Net deferred tax liability	$(688,262)	$(570,279)

Prepaid federal income taxes includes tax and loss bonds (“TLs”) of $358.8 million and $294.1 million at December 31, 2003 and 2002, respectively. Under IRC Section 832(e), TLs are required to be purchased in an amount equal to the “tax benefit derived” from deducting any portion of the Company’s statutory contingency reserve. As such, the Company purchases and redeems TLs on a quarterly basis in the normal course of its business. Cumulative TLs purchased and subsequent redemptions are reflected in the balance of “Prepaid Federal Income Taxes” on the Consolidated Balance Sheets. During 2003, the Company purchased approximately $64.7 million of TL bonds, net of redemption of TL bonds purchased in prior years.

11.    Stockholders’ Equity and Dividend Restrictions

The Company is a holding company whose principal source of income is dividends from its subsidiaries. The ability of Radian Guaranty to pay dividends on its common stock is restricted by certain provisions of the insurance laws of the Commonwealth of Pennsylvania, its state of domicile. The insurance laws of Pennsylvania establish a test limiting the maximum amount of dividends that may be paid by an insurer without prior approval by the Pennsylvania Insurance Commissioner. Under such test, Radian Guaranty may pay dividends during any 12-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders’ surplus or (ii) the preceding year’s statutory net income. In accordance with such restrictions, $247.7 million would be available for dividends in 2004. However, an amendment to the Pennsylvania statute requires that dividends and other distributions be paid out of an insurer’s unassigned surplus. Radian Guaranty has positive unassigned surplus at December 31, 2003 of $75 million which would hence represent the dividend limitation. The Pennsylvania Insurance Commissioner has approved all distributions by Radian Guaranty since the passage of this amendment.

The ability of Amerin Guaranty to pay dividends on its common stock is restricted by certain provisions of the insurance laws of the State of Illinois, its state of domicile. The insurance laws of Illinois establish a test limiting the maximum amount of dividends that may be paid from positive unassigned surplus by an insurer without prior approval by the Illinois Insurance Commissioner. Under such test, Amerin Guaranty may pay dividends during any 12-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders’ surplus or (ii) the preceding year’s statutory net income. In accordance with such restrictions, $30.4 million is available for dividends in 2004 without prior regulatory approval.

Under New York insurance law, the financial guaranty insurance subsidiaries may declare or distribute dividends only out of earned surplus. The maximum amount of dividends, which may be paid by the insurance subsidiaries without prior approval of the New York Superintendent of Insurance, is subject to restrictions relating to statutory surplus and net investment income as defined by statute. Under such requirements, Radian Reinsurance would be able to pay dividends of approximately $37.0 million in 2004 and Radian Asset Assurance has approximately $45.3 million available for dividends in 2004, without prior approval.

In connection with the approval of the acquisition of EFSG, the Company, Radian Reinsurance and Radian Asset Assurance agreed that Radian Reinsurance and Radian Asset Assurance would refrain from paying any dividends to the Company for a period of two years from the date of acquisition of control without the prior written consent of the New York Insurance Department. The agreement for Radian Reinsurance and Radian Asset Assurance to refrain from paying dividends to the Company expired on February 28, 2003. Neither Radian Reinsurance nor Radian Asset Assurance has paid any dividends since the Company acquired EFSG in 2001.

Radian Guaranty’s current excess of loss reinsurance arrangement prohibits the payment of any dividend that would have the effect of reducing the total of its statutory policyholders’ surplus plus its contingency reserve below $85 million. As of December 31, 2003, Radian Guaranty had statutory policyholders’ surplus of $255.6 million and a contingency reserve of $1.9 billion, for a total of $2.1 billion. As of December 31, 2002, Radian Guaranty had statutory policyholders’ surplus of $163.5 million, and a contingency reserve of $1.7 billion, for a total of $1.8 billion. During 2001, Radian Guaranty and Amerin Guaranty entered into an assumption agreement whereby Radian Guaranty assumed 100% of the rights, duties and obligations related to first lien mortgage guaranty insurance written by Amerin Guaranty. Amerin Guaranty’s contingency reserve of $310.9 million was transferred to Radian Guaranty in accordance with the terms of the assumption agreement.

The Company prepares its statutory financial statements in accordance with the accounting practices prescribed or permitted by the insurance department of the respective states of domicile of the Company’s insurance subsidiaries. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners (“NAIC”) as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed.

Radian Guaranty’s statutory policyholders’ surplus at December 31, 2003 and 2002 was $255.6 million and $163.5 million, respectively. Radian Guaranty’s statutory net income for 2003, 2002 and 2001 was $247.7 million, $411.6 million and $252.8 million, respectively.

Under Illinois insurance regulations, Amerin Guaranty is required to maintain statutory-basis capital and surplus of $1.5 million. The statutory policyholders’ surplus at December 31, 2003 and 2002 was $304.0 million and $296.4 million, respectively. Amerin Guaranty’s statutory net income for 2003, 2002 and 2001 was $14.4 million, $21.1 million and $53.2 million, respectively.

New York insurance law requires financial guaranty insurers to maintain minimum policyholders’ surplus of $65 million. When added to the minimum policyholders’ surplus of $3.4 million separately required for the other lines of insurance that it is licensed to write, each of the insurance subsidiaries is required to have an aggregate minimum policyholders’ surplus of $68.4 million. Radian Reinsurance had statutory policyholders’ surplus of $370.1 million and $272.1 million at December 31, 2003 and 2002, respectively, a contingency reserve of $261.8 million and $280.4 million at December 31, 2003 and 2002, respectively, and statutory net income for 2003, 2002 and 2001 of $79.0 million, $78.4 million and $40.0 million, respectively. Radian Asset Assurance had statutory policyholders’ surplus of $453.0 million and $309.5 million at December 31, 2003 and 2002, respectively, a contingency reserve of $59.5 million and $39.3 million at December 31, 2003 and 2002, respectively, and statutory net income of $60.4 million for 2003, $33.4 million for 2002 and $10.6 million for 2001. Under Statutory Accounting (“STAT”) the $111 million provision for the manufactured housing transaction with Conseco Finance Corp. is recorded in 2004.

New York insurance law establishes single risk limits applicable to all obligations issued by a single entity and backed by a single revenue source. Under the limit applicable to municipal bonds, the insured average annual debt service for a single risk, net of reinsurance and collateral, may not exceed 10% of the sum of the insurer’s policyholders’ surplus and contingency reserves. In addition, insured principal of municipal bonds attributable to any single risk, net of reinsurance and collateral, is limited to 75% of the insurer’s policyholders’ surplus and contingency reserves. Additional single risk limits, which generally are more restrictive than the municipal bond single risk limit, are also specified for several other categories of insured obligations.

In March 1998, the NAIC adopted the Codification of Statutory Accounting Principles (“Codification”). The Codification, which is intended to standardize regulatory accounting and reporting for the insurance industry, was effective January 1, 2001. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. The Commonwealth of Pennsylvania required adoption of the Codification for the preparation of statutory financial statements effective January 1, 2001. The Company’s adoption of the Codification increased statutory capital and surplus as of January 1, 2001 by $4.6 million in Radian Guaranty. The State of Illinois required adoption of the Codification for the preparation of statutory financial statements effective January 1, 2001. The Company’s adoption of the Codification increased statutory capital and surplus as of January 1, 2001 by $767,000 in Amerin Guaranty. The State of New York required adoption of the Codification, with certain exceptions, for the preparation of statutory financial statements effective January 1, 2001. The Company’s adoption of the Codification decreased statutory capital and surplus as of January 1, 2001 by $265,000 in Radian Reinsurance. There was no impact upon adoption for Radian Asset Assurance. In 2002, the State of New York adopted Statutory Accounting Practices 10 (“SAP 10”) of the Codification related to Income Taxes. The Company’s adoption of SAP 10 increased statutory capital and surplus as of January 1, 2002 by $6.4 million in Radian Reinsurance and by $1.6 million in Radian Asset Assurance.

The differences between the statutory net income and surplus and the consolidated net income and equity presented on a GAAP basis represent differences between GAAP and STAT for the following reasons:

(a) Under STAT, mortgage guaranty insurance companies are required to establish each year a contingency reserve equal to 50% of premiums earned in such year. Such amount must be maintained in the contingency reserve for 10 years after which time it is released to unassigned surplus. Prior to 10 years, the contingency reserve may be reduced with regulatory approval to the extent that losses in any calendar year exceed 35% of earned premiums for such year.

(b) In accordance with New York insurance law, financial guaranty insurance companies are required to establish a contingency reserve in the amount prescribed by legislation. Such legislation requires that for financial guaranty policies written after June 30, 1989, each primary insurer must establish a contingency reserve equal to the greater of 50% of premiums written or a stated percentage of the principal guaranteed, ratably over 15–20 years dependent upon the category of obligation insured. Reinsurers are required to establish a contingency reserve equal to their proportionate share of the reserve established by the primary insurer. Also under New York insurance law (STAT), case reserves are required to be established in the accident year in which the default occurred. Under GAAP, non-specific reserves are established when a claim is probable and estimable.

(c) Under STAT, insurance policy acquisition costs are charged against operations in the year incurred. Under GAAP, such costs, other than those incurred in connection with the origination of derivative contracts, are deferred and amortized.

(d) STAT financial statements only include a provision for current income taxes as a component of net income. Deferred taxes, subject to certain limitations set forth in SAP 10, are recorded in the STAT Balance Sheets with any changes thereto recognized via a change in statutory surplus. Purchases of tax and loss bonds are accounted for as investments under STAT. GAAP financial statements provide for current and deferred income taxes in the Consolidated Statements of Income, and purchases of tax and loss bonds are recorded as prepaid federal income taxes in the Consolidated Balance Sheets.

(e) Under STAT, fixed-maturity investments are valued at amortized cost. Under GAAP, those investments that the statutory insurance entities do not have the ability or intent to hold to maturity are considered to be either available for sale or trading securities, and are recorded at fair value, with the unrealized gain or loss recognized, net of tax, as an increase or decrease to stockholders’ equity or current operations, as applicable.

(f) Under STAT, certain assets, designated as non-admitted assets, are charged directly against statutory surplus. Such assets are reflected on the GAAP financial statements.

12.    Stock-Based Compensation

The Company has one stock option plan, the Radian Group Inc. Equity Compensation Plan, which provides for the grant of non-qualified stock options, either alone or together with stock appreciation rights, as well as other forms of equity-based compensation. These options may be granted to directors, officers and key employees of the Company at a price not less than 100% of the fair market value of the Company’s stock at the date of grant. Each stock option is exercisable for a period of 10 years from the date of grant and is subject to a vesting schedule as approved by the Company’s Compensation and Human Resources Committee.

As shown below, in February 2001, as a result of the EFSG acquisition, 1,320,079 options (pre-split) to purchase shares of the Company’s common stock were issued to holders of options to purchase shares of EFSG common stock.

Effective with the stock split in June 2001, all share totals within the plans were doubled.

Information with regard to the Company’s stock option plans is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding, January 1, 2001	3,511,766	$16.22
Granted	1,822,006	31.91
Options granted re: Financial Guaranty acquisition	2,640,158	38.61
Exercised	(1,351,468)	19.23
Canceled	(754,871)	49.88

Outstanding, December 31, 2001	5,867,591	26.19

Granted	7,000	45.87
Exercised	(881,170)	17.24
Canceled	(91,534)	31.69

Outstanding, December 31, 2002	4,901,887	27.69

Granted	939,650	35.79
Exercised	(806,443)	21.13
Canceled	(144,080)	30.55

Outstanding, December 31, 2003	4,891,014	30.24

Exercisable, December 31, 2001	3,175,377	25.06

Exercisable, December 31, 2002	2,874,516	27.53

Exercisable, December 31, 2003	2,684,569	29.43

Available for grant, December 31, 2003	1,773,061

The Company applies APB 25 in accounting for its stock-based compensation plans. No stock-based employee compensation cost is reflected in net income, as all options granted under the stock option plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The weighted average fair values of the stock options granted during 2003, 2002 and 2001 were $14.26, $21.50 and $15.74, respectively. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants:

	2003	2002	2001
Expected life (years)	5.50	6.71	7.53
Risk-free interest rate	2.88%	4.06%	4.40%
Volatility	39.39%	39.76%	39.09%
Dividend yield	0.22%	0.18%	0.22%

The following table summarizes information concerning currently outstanding and exercisable options at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 7.28 – $ 7.34	157,403.48		$ 7.31	157,403	$ 7.31
$11.06 – $16.25	294,229	2.40	13.50	294,229	13.50
$16.64 – $24.00	935,110	4.99	20.51	572,935	20.23
$26.47 – $37.36	2,951,284	7.18	32.45	1,135,514	31.35
$38.00 – $56.68	420,596	5.46	45.48	392,096	45.85
$65.48 – $68.18	132,392	4.07	65.82	132,392	65.82

	4,891,014			2,684,569

The Company’s option plans included a “reload” feature. The award of a “reload” option allows the optionee to receive the grant of an additional stock option, at the then current market price, in the event that such optionee exercises all or part of an option (the “original option”) by surrendering already owned shares of common stock in full or partial payment of the exercise price of such original option. The exercise of an additional option issued in accordance with the “reload” feature will reduce the total number of shares eligible for award under the stock option plan. While there are outstanding options with this “reload” feature, new options issued will not have this feature.

The Company has an Employee Stock Purchase Plan (the “ESPP”). A total of 200,000 shares of the Company’s authorized non-issued common stock has been made available under the ESPP. The ESPP allows eligible employees to purchase shares of the Company’s stock at a discount of 15% of the beginning-of-period or end-of-period (each period being the first and second six calendar months) fair market value of the stock, whichever is lower. Eligibility under the ESPP is determined based on standard weekly work hours and tenure with the Company, and eligible employees are limited to a maximum contribution of $400 per payroll period toward the purchase of the Company’s stock. Under the ESPP, the Company sold 17,899, 10,101 and 7,528 shares to employees in 2003, 2002 and 2001, respectively. The Company applies APB 25 in accounting for the ESPP. The pro forma effect of the issuance of shares under the ESPP on the Company’s net income and earnings per share had compensation cost been determined under SFAS 123 was deemed immaterial in 2003, 2002 and 2001.

13.    Benefit Plans

The Company currently maintains a noncontributory defined benefit pension plan (the “Pension Plan”) covering substantially all full-time employees of Radian Group, Radian Guaranty, RadianExpress and Financial Guaranty. Until its termination on October 31, 2002, EFSG maintained a defined benefit pension plan (“EFSG Pension Plan”) for the benefit of all eligible employees. The Company recorded a gain of $3.0 million related to the termination of this plan in 2002. Employers’ contributions were based upon a fixed percentage of employee salaries at the discretion of Financial Guaranty. Financial Guaranty became a participating employer under the Pension Plan effective November 1, 2002. The Company granted past service credit for eligibility and vesting purposes under the Pension Plan for all such service credited under the EFSG Pension Plan on behalf of the eligible employees of Radian Reinsurance who were active participants in the EFSG Pension Plan prior to its termination and who became participants in the Pension Plan effective November 1, 2002. Retirement benefits are a function of the years of service and the level of compensation. Assets of the plan are allocated in a balanced fashion with approximately 40% in fixed-income securities and 60% in equity securities. As a result of the termination of the EFSG Pension Plan, those assets are invested in short-term securities, awaiting distribution in the near future.

	Plan Assets at December 31
	2003	2002
Radian Pension Plan
Equity securities	61%	58%
Fixed income securities	39	42

Total	100%	100%

	Plan Assets at December 31
	2003	2002
EPSG Pension Plan
Equity securities	32%	31%
Fixed income securities	68	69

Total	100%	100%

On August 6, 2002, the Board of Directors of the Company approved amendments to the Pension Plan to (i) revise the Pension Plan’s definition of “Early Retirement Date” effective with respect to participants who earn an hour of service on or after January 1, 2002, and (ii) include such mandatory changes required under the Economic Growth and Tax Relief Reconciliation Act of 2001. The Board also amended the Pension Plan to increase the plan’s normal retirement benefit formula with respect to participants who earn an hour of service after January 1, 2003.

The Company also provides a nonqualified executive retirement plan (the “SERP”) covering certain key executives designated by the Board of Directors. Under this plan, participants are eligible to receive benefits in addition to those paid under the Pension Plan if their base compensation is in excess of the current IRS compensation limitation for the Pension Plan. Retirement benefits under the SERP are a function of the years of service and the level of compensation and are reduced by any benefits paid under the Pension Plan. In December 2001, the Company agreed to informally fund the SERP through the purchase of variable life insurance policies pursuant to a split-dollar life insurance program called the Secured Benefit Plan. The Company purchases, on each participant (except as described below), a life insurance policy that is owned and paid for by the Company. The Company endorses to the participant an amount of the death benefit, for which the participant is imputed income each year. The Company owns the remainder of the death benefit and all of the cash values in the policy. At the participant’s retirement age, the policy’s cash value is projected to be sufficient for the Company to pay the promised SERP benefit to the participant. Non-executive officers who were participants in the Secured Benefit Plan prior to the issuance in October 2003 of regulations under the Internal Revenue Code regarding split dollar plans continue under the collateral assignment split dollar policies already in force. Under this arrangement, the participant owns the policy, and assigns a portion of the death benefits and cash values to the Company in amounts sufficient to reimburse the Company for all premium outlays by the Company. The eventual cash values above the aggregate premium amounts are designed, as in the endorsement method, to be sufficient to provide payment for the participant’s promised SERP benefit. The participant had imputed income each year for the value of the death benefit provided to him or her, and also for any incidental benefits as provided under applicable tax law.

EFSG also maintained a non-qualified restoration plan (the “Restoration Plan”) for eligible employees, which was frozen effective October 31, 2002. The Company recorded a gain of $2.3 million in 2002 related to the curtailment of this plan. Participants in the Restoration Plan began participating in the Company’s SERP effective November 1, 2002.

In addition to providing pension benefits, the Company provides certain healthcare and life insurance benefits to retired employees of Radian Group, Radian Guaranty and Financial Guaranty who were hired before January 1, 1990 under a postretirement welfare plan (the “Postretirement Welfare Plan”). Until its curtailment on August 31, 2002, EFSG had a plan which provided certain healthcare benefits for retired employees (the

“Enhance Postretirement Medical Plan”). The plan was frozen effective August 31, 2002 so that only Financial Guaranty employees hired before February 2, 1990 are eligible for the retirement benefits available under this plan, and the Company recorded a gain of approximately $0.7 million in 2002 from the curtailment of this plan. The postretirement benefit cost for 2003 and 2002 was a credit of $82 thousand and $0.3 million respectively, due to the curtailment of the Enhance Postretirement Medical Plan, while the expense for 2001 was $0.3 million. The Company accrues the estimated cost of retiree medical and life benefits over the period during which employees render the service that qualifies them for benefits. All of the Company’s plans together are referred to in the tables below as the “Radian Plans.”

The funded status of the Pension Plan and SERP, the Postretirement Welfare Plan, and the EFSG Pension Plan and Restoration Plan were as follows (in thousands):

Radian Plans

	Pension Plan/SERP		Postretirement Welfare Plan
	2003	2002	2003	2002
Change in Benefit Obligation
Benefit obligation at beginning of year	$15,608	$12,780	$415	$444
Service cost	3,079	1,702	9	10
Interest cost	1,238	864	26	26
Increase due to Plan amendments	2,016	237	—	—
Plan participants’ contributions	—	—	24	11
Actuarial loss (gain)	4,135	141	21	(57)
Effects of plan merger	624	—	—	—
Benefits paid	(80)	(116)	(32)	(19)

Benefit obligation at end of year	$26,620	$15,608	$463	$415

Change in Plan Assets
Fair value of plan assets at beginning of year	$6,226	$6,033	$—	$—
Actual return on plan assets	1,509	(691)	—	—
Employer contributions	1,000	1,000	8	8
Plan participants’ contributions	—	—	24	11
Benefits paid	(80)	(116)	(32)	(19)

Fair value of plan assets at end of year	$8,655	$6,226	$—	$—

Underfunded status of the plan	$(17,965)	$(9,382)	$(463)	$(415)
Unrecognized prior service cost	2,995	1,277	(69)	(75)
Unrecognized net actuarial loss (gain)	7,025	3,918	(165)	(199)

Accrued benefit cost	$(7,945)	$(4,187)	$(697)	$(689)

The accrued benefit cost for the Company’s and EFSG’s pension plans, the SERP, the Restoration Plan and postretirement plans is included in accounts payable and accrued expenses on the Consolidated Balance Sheets.

The accumulated benefit obligation at December 31, 2003 and 2002 for the Radian Pension Plan/SERP was $16.5 million and $8.7 million, respectively. The accumulated benefit obligation for the EFSF Pension Plan/Restoration Plan at December 31, 2003 and 2002 was $7.3 million and $6.7 million, respectively.

EFSG Plan

	EFSG Pension Plan/Restoration Plan
	2003	2002
Change in Benefit Obligation
Benefit obligation at beginning of period	$6,668	$17,762
Service cost	—	1,299
Interest cost	431	777
Curtailments/settlements	—	(12,638)
Actuarial loss	—	—
Effects of plan merger	(624)	—
Benefits paid	865	(532)

Benefit obligation at end of year	$7,340	$6,668

Change in Plan Assets
Fair value of plan assets at beginning of period	$5,073	$3,220
Actual return on plan assets	869	1,161
Employer contributions	—	6,340
Benefits paid	—	(5,648)

Fair value of plan assets at end of year	$5,942	$5,073

Under funded status of the plan	$(1,398)	$(1,595)
Unrecognized transition obligation	(64)	—
Unrecognized prior service cost	—	—
Unrecognized net actuarial (gain) loss	—	(393)

Accrued benefit cost	$(1,462)	$(1,988)

The components of the Pension Plan/SERP benefit and net period postretirement benefit costs are as follows (in thousands):

Radian Plans

	Pension Plan/SERP			Postretirement Welfare Plan
	2003	2002	2001	2003	2002	2001
Service cost	$3,079	$1,702	$1,376	$9	$10	$14
Interest cost	1,238	864	744	26	26	28
Expected return on plan assets	(568)	(553)	(461)	—	—	—
Amortization of prior service cost	298	156	132	(6)	(6)	(6)
Recognized net actuarial loss (gain)	185	76	34	(12)	(11)	(8)

Net periodic benefit cost	$4,232	$2,245	$1,825	$17	$19	$28

EFSG Plan

	EFSG Pension Plan
	2003	2002	2001
Service cost	$—	$1,299	$2,531
Interest cost	431	777	1,060
Expected return on plan assets	(431)	(313)	(355)
Amortization of transition obligation	—	2	438
Amortization of prior service cost	—	162	2
Recognized net actuarial gain	—	(314)	(119)

Net periodic benefit cost	$—	$1,613	$3,557
Curtailment/settlement charge	—	(5,347)	2,954

Total financial statement impact	$—	$(3,743)	$6,511

Assumptions used to determine net pension and net periodic postretirement benefit costs are as follows:

Radian Plans

	Pension Plan/SERP			Postretirement Welfare Plan
	2003	2002	2001	2003	2002	2001
Weighted average assumptions as of December 31:
Discount rate	6.75%	6.75%	7.00%	6.75%	7.00%	7.00%
Expected return on plan assets	8.50%	8.50%	8.50%	—	—	—
Rate of compensation increase	4.50%	4.50%	6.00%	—	—	—

EFSG Plan

	EFSG Pension Plan/ Restoration Plan
	2003	2002	2001
Weighted average assumptions as of December 31:
Discount rate	n/a	6.25%	7.00%
Expected return on plan assets	n/a	8.50%	8.50%
Rate of compensation increase	n/a	6.00%	6.00%

Weighted average assumptions used to determine net pension and net periodic postretirement benefit obligation at December 31, 2003 were as follows:

Radian Plans

	Pension Plan/ SERP		Postretirement Welfare Plan
	2003	2002	2003	2002
Discount Rate	6.00%	6.75%	6.00%	7.00%
Expected return on plan assets	8.50%	8.50%	n/a	n/a
Rate of compensation increase	4.50%	6.00%	n/a	n/a

EFSG Plan

	EFSG Pension Plan/ Restoration Plan
	2003	2002
Discount Rate	4.93%	6.25%
Expected return on plan assets	8.50%	8.50%
Rate of compensation increase	4.50%	6.00%

The selected long-term rate on assets (8.5%) was primarily based on the allocation of the Pension Plan’s assets (approximately 60% equities and 40% fixed-income investments) coupled with the actual expected returns provided by the Company’s investment advisor by asset type. This assumption is a long-term assumption that has been in place for more than seven years. The Company has periodically reviewed its assumptions against various capital market simulations to assure that its assumptions remain reasonable. The Company believes that an 8.5% long-term return assumption remains reasonable in calculating pension expense.

Contributions:

The Company expects to contribute $2.5 million to its pension plan and $16 thousand to its other postretirement benefit plans in 2004.

Due to the nature of the Postretirement Welfare Plan, no increase is assumed in the Company’s obligation due to any increases in the per capita cost of covered healthcare benefits.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act (“the Act”) of 2003 was signed into law. In accordance with FASB Staff Position No. 106-1 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” issued in December 2003, management has elected to defer any financial impact resulting from the Act pending the availability of more information. As such, measure of the accumulated projected benefit obligation or net periodic postretirement benefit cost in the financial statements or accompanying notes do not reflect the effects of the Act on the plan. Furthermore, specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require changes to previously reported information.

At December 31, 2003 and 2002, the accumulated postretirement benefit obligation under the EFSG Postretirement Medical Plan was $1.0 million and $.9 million, respectively, and was not funded. At December 31, 2003, the discount rate used in determining the accumulated postretirement benefit obligation was 6.0% and the healthcare trend was 8.5%, graded to 5.5% after 6 years.

In addition to the Pension Plan, the SERP and the Postretirement Welfare Plan, the Company also maintains a Savings Incentive Plan, which covers substantially all full-time and all part-time employees of Radian Group, Radian Guaranty, RadianExpress and, effective January 1, 2003, Financial Guaranty, employed for a minimum of 90 consecutive days. Participants can contribute up to 25% of their base earnings as pretax contributions. The Company will match at least 25% of the first 6% of base earnings contributed in any given year. These matching funds are subject to certain vesting requirements. The expense to the Company for matching funds for the years ended December 31, 2003, 2002 and 2001 was $2.7 million, $1.4 million and $1.5 million, respectively.

Until its termination on December 31, 2002, Financial Guaranty had a savings incentive plan. Under this plan, employees of Financial Guaranty could contribute up to 15% of their base earnings as pretax contributions. Financial Guaranty would match 50% of the first 6% of base salary made to the plan by eligible employees. The expense to Financial Guaranty in 2002 and 2001, since acquisition, was $176,000 and $219,000, respectively. Effective January 1, 2003, Financial Guaranty’s savings incentive plan participants became part of the Company’s Savings Incentive Plan.

14.    Commitments and Contingencies

The U.S. Department of Housing and Urban Development (“HUD”) proposed a rule under the Real Estate Settlement Procedures Act (“RESPA”) to create an exemption from the provisions of RESPA that prohibit the giving of any fee, kickback or thing of value pursuant to any agreement or understanding that real estate settlement services that will be referred. The proposed rule would have made the exemption available to lenders that, at the time a borrower submits a loan application, give the borrower a firm, guaranteed price for all settlement services associated with the loan. In 2003, HUD withdrew the proposed rule and submitted another rule to the Office of Management and Budget. The contents of the new rule have not been made public, although most commentators are assuming that the new rule is similar to the old rule. If the new rule is implemented, the premiums charged for mortgage insurance could be negatively affected.

In December 2000, a complaint seeking class action status on behalf of a nationwide class of home mortgage borrowers was filed against Radian Group Inc. (and certain of its mortgage insurance subsidiaries) in the United States District Court for the Middle District of North Carolina (Greensboro Division). In February 2001, a complaint seeking class action status on behalf of similar plaintiffs represented by Texas counsel was filed against Radian Group Inc. (and certain of its mortgage insurance subsidiaries) in the United States District Court for the Eastern District of Texas. This latter action was dismissed, and on June 2, 2003, the United States Court of Appeals for the Fifth Circuit affirmed such dismissal.

The Radian defendant entities in the North Carolina case are collectively referred to here as “Radian”. The complaint alleges that Radian violated Section 8 of RESPA, which generally prohibits the giving of any fee, kickback or thing of value pursuant to any agreement or understanding that real estate settlement services will be referred. The complaint asserts that the pricing of pool insurance, captive reinsurance, contract underwriting, performance notes and other, unidentified “structured transactions” should be interpreted as imputed kickbacks made in exchange for the referral of primary mortgage insurance business, which, according to the complaint, is a settlement service under RESPA. The complaint seeks injunctive relief and damages of three times the amount of any mortgage insurance premiums paid by persons who were referred to Radian pursuant to the alleged agreement or understanding.

The plaintiffs in the North Carolina lawsuit are represented by the same group of plaintiffs’ lawyers who filed six similar lawsuits in federal court in Georgia against other providers of primary mortgage insurance. Four of the Georgia lawsuits were settled; two are currently in discovery. In November 2002, the Georgia court ruled against one of the defendants on certain preliminary motions substantially similar to those on which Radian had prevailed in the Texas lawsuit. However, in February 2003, the Georgia court refused to certify a class in both of the lawsuits before it. Radian’s North Carolina case is in the motions and early discovery phase, and Radian has filed a motion to dismiss. Because this case is still developing, it is not possible to evaluate the outcome, to determine the effect, if any, that the Texas or Georgia court rulings could have on this case, or to estimate the amount or range of potential loss.

In January 2004, a complaint was filed in the United States District Court for the Eastern District of Pennsylvania against Radian Guaranty Inc. by Whitney Whitfield and Celeste Whitfield seeking class action status on behalf of a nationwide class of consumers who allegedly were required to pay for private mortgage insurance provided by Radian Guaranty and whose loans allegedly were insured at more than Radian Guaranty’s “best available rate,” based upon credit information obtained by Radian Guaranty. The action alleges that the Fair Credit Reporting Act (known as FCRA) requires a notice to borrowers of such “adverse action” and that Radian Guaranty violated FCRA by failing to give such notice. The action seeks statutory damages, actual damages, or both, for the people in the class, and attorneys’ fees, as well as declaratory and injunctive relief. The action also alleges that the failure to give notice to borrowers in the circumstances alleged is a violation of state law applicable to sales practices and seeks declaratory and injunctive relief for this alleged violation. This litigation is aimed at practices commonly followed in the mortgage insurance industry, and similar cases are pending against several other mortgage insurers. The Company intends to vigorously defend against this action but cannot predict its outcome.

In addition to the above, the Company is involved in certain litigation arising in the normal course of its business. The Company is contesting the allegations in each such other action and believes, based on current knowledge and consultation with counsel, that the outcome of such litigation will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

The Company has guaranteed payments of up to $25.0 million of a revolving credit facility issued to Sherman, a 41.5%-owned affiliate of Financial Guaranty. This facility expires December 31, 2004.

Mortgage Insurance utilizes its underwriting skills to provide an outsourced underwriting service to its customers. Mortgage Insurance often gives recourse to its customers on loans it underwrites for compliance. If the loan does not meet agreed-upon guidelines and is not salable in the secondary market for that reason, Mortgage Insurance agrees to remedy the situation either by placing mortgage insurance coverage on the loan, by purchasing the loan, or indemnifying the loan against future loss. Purchasing the loan would subject the Company to credit risk and interest rate risk. During 2003, less than 1% of all loans were subject to these remedies and the costs associated with these remedies were immaterial.

The Company is a party to reinsurance agreements with the four largest primary financial guaranty insurance companies. The Company’s facultative and treaty agreements are generally subject to termination (i)

upon written notice (ranging from 90 to 120 days) prior to the specified deadline for renewal, (ii) at the option of the primary insurer if the Company fails to maintain certain financial, regulatory and rating agency criteria which are equivalent to or more stringent than those the Company is otherwise required to maintain for its own compliance with New York insurance law and to maintain a specified financial strength rating for the particular insurance subsidiary or (iii) upon certain changes of control of the Company. Upon termination under the conditions set forth in (ii) and (iii) above, the Company may be required (under some of its reinsurance agreements) to return to the primary insurer all unearned premiums, less ceding commissions, attributable to reinsurance ceded pursuant to such agreements. Upon the occurrence of the conditions set forth in (ii) above, whether or not an agreement is terminated, the Company may be required to obtain a letter of credit or alternative form of security to collateralize its obligation to perform under such agreement or it may be obligated to increase the level of ceding commission paid. See Note 18 for additional information regarding the potential impact that a ratings downgrade from S&P or Moody’s may have on the Company’s financial guaranty reinsurance business.

The Company leases office space for use in its operations. Net rental expense in connection with these leases total $9,574,000, $7,086,000 and $6,155,000 in 2003, 2002 and 2001, respectively. The commitment for non-cancelable operating leases in future years is as follows (in thousands):

2004	$12,871
2005	11,328
2006	10,148
2007	10,058
2008	10,270
Thereafter	68,515

$123,190

The commitment for non-cancelable operating leases in future years has not been reduced by future minimum sublease rental payments aggregating approximately $35,890,000. A portion of these payments relates to subleases to affiliates of the Company. The Company also has the option to lease an additional 5,000 square feet of space in its Philadelphia headquarters in 2004.

15.    Quarterly Financial Data (Unaudited)

          (in thousands, except per-share information)

	2003 Quarters
	First	Second	Third	Fourth		Year
Net premiums written	$252,360	$273,896	$285,517	$298,704		$1,110,477
Net premiums earned	226,129	255,012	261,043	265,999		1,008,183
Net investment income	46,672	47,004	46,365	46,122		186,163
Equity in net income of affiliates	14,888	33,859	21,287	35,442		105,476
Provision for losses	67,758	95,540	100,762	211,994	(3)	476,054
Policy acquisition and other operating expenses	75,458	87,933	85,210	90,994		339,595
Net gains (losses)	(3,873)	(2,005)	7,850	19,554		21,526
Net income	104,772	111,674	113,978	55,477		385,901
Net income per share (1) (2)	$1.11	$1.18	$1.20	$58		$4.08
Weighted average shares outstanding (1)	94,297	94,360	94,886	95,028		94,643

	2002 Quarters
	First	Second	Third	Fourth	Year
Net premiums written	$224,638	$237,610	$234,614	$258,057	$954,919
Net premiums earned	209,189	211,031	209,512	217,393	847,125
Net investment income	42,753	44,485	45,503	46,100	178,841
Equity in net income of affiliates	18,620	26,774	12,994	23,361	81,749
Provision for losses	57,427	57,576	57,923	70,406	243,332
Policy acquisition and other operating expenses	68,192	70,103	63,759	74,077	276,131
Net gains (losses)	(2,621)	(3,302)	595	2,801	(2,527)
Net income	103,933	108,922	106,561	107,753	427,169
Net income per share (1) (2)	$1.08	$1.12	$1.07	$1.14	$4.41
Weighted average shares outstanding (1)	95,881	96,387	96,035	94,521	95,706

(1)	Diluted net income per share and average shares outstanding per SFAS No. 128, “Earnings Per Share.” See Note 2.
(2)	Net income per share is computed independently for each period presented. Consequently, the sum of the quarters may not equal the total net income per share for the year.
(3)	Includes $96 million related to a single manufactured housing transaction.

16.    Fair Value of Financial Instruments

The fair value of a financial instrument is the current amount that would be exchanged between two willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices available. In those cases, fair values are based on estimates using present value or other valuation methodologies. Significant differences may exist with respect to the available market information and assumptions used. Considerable judgment is required to interpret available market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amount the Company could realize in a current market exchange. The use of different market assumptions or estimation methodologies may have an effect on the estimated fair value amounts.

Fixed-Maturity and Equity Securities—The fair values of fixed-maturity securities and equity securities are based on quoted market prices or dealer quotes. For investments that are not publicly traded, management has made estimates of fair value that consider that issuers’ financial results, conditions and prospects, and the values of comparable public companies.

Trading Securities—The fair values of trading securities are based on quoted market prices, dealer quotes or estimates using quoted market prices for similar securities.

Short-Term Investments—Fair values of short-term investments approximate amortized cost.

Other Invested Assets—The fair value of other invested assets (residential mortgage-backed securities), is based on the present value of the estimated net future cash flows, including annual distributions and net cash proceeds from the exercise of call rights, using relevant market information.

Unearned Premiums—In the mortgage insurance business, as the majority of the premiums received are cash-basis, the fair value is assumed to equal the book value. The fair value of unearned premiums in the financial guaranty insurance business, net of prepaid reinsurance premiums, is based on the estimated cost of entering into a cession of the entire portfolio with third-party reinsurers under current market conditions, adjusted for commissions based on current market rates.

Reserve for Losses—The carrying amount is a reasonable estimate of the fair value.

Long-Term Debt—The fair value is estimated based on the quoted market prices for the same or similar issue or on the current rates offered to the Company for debt of the same remaining maturities.

	December 31
	2003		2002
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Fixed-maturity and equity securities	$4,693,890	$4,710,955	$3,973,443	$3,997,086
Trading securities	53,806	53,806	37,619	37,619
Short-term investments	255,073	255,073	180,919	180,919
Other invested assets	4,593	4,593	8,346	8,346
Liabilities:
Unearned premiums	718,649	596,063	618,050	528,652
Reserve for losses	790,380	790,380	624,577	624,577
Short-term and long-term debt	717,404	779,850	544,145	587,402

17.    Capital Stock

On September 24, 2002, the Company announced that its Board of Directors had authorized the repurchase of up to 2.5 million shares of its common stock on the open market. Shares will be purchased from time to time depending on the market conditions, share price and other factors. These purchases will be funded from available working capital. At December 31, 2003 and 2002, 1.9 million and 1.4 million shares, respectively, had been repurchased under this program at a total price of approximately $61.2 million and $45.1 million, respectively. At December 31, 2003, there were 1.8 million treasury shares held by the Company. The remaining shares under this program were purchased in 2004.

18.    Other

On October 4, 2002, S&P announced that it had downgraded the Insurer Financial Strength rating of Radian Reinsurance from “AAA” to “AA.” On April 8, 2003, Fitch downgraded the Insurer Financial Strength rating of Radian Reinsurance from “AAA” to “AA” and removed it from “negative watch.” In December 2003, Moody’s placed the Aa2 Insurance Financial Strength rating of Radian Reinsurance on review for possible downgrade. In January 2004, S&P revised its outlook for Radian Group, Radian Asset Assurance and Radian Reinsurance from negative to stable. Radian Reinsurance and Radian Asset Assurance are parties to numerous reinsurance agreements with primary insurers which grant the primary insurers the right to recapture all of the business ceded to Radian Reinsurance or Radian Asset Assurance under these agreements if the financial strength rating of Radian Reinsurance or Radian Asset Assurance, as the case may be, is downgraded below the rating levels from specified rating agencies established in the agreements, and, in some cases, to increase the commissions in order to compensate the primary insurers for the decrease in credit the rating agencies give the primary insurers for the reinsurance provided by Radian Reinsurance and Radian Asset Assurance.

As a result of the downgrade by S&P, one of the primary insurers exercised their right to recapture the financial guaranty reinsurance ceded to Radian Reinsurance. None of the primary insurers have a similar right with respect to the downgrade by Fitch. Radian Reinsurance has now reached agreement with the remaining primary insurers whereby such primary insurers have agreed not to exercise their rights with respect to the downgrade of Radian Reinsurance by S&P, without additional cost to Radian Reinsurance.

With respect to the primary insurer that has exercised its rights, effective January 31, 2004, approximately $16.4 billion of par in force reinsurance ceded to Radian Reinsurance was recaptured. Radian Reinsurance returned approximately $96.4 million of STAT unearned premium reserves for which the carrying value under GAAP was approximately $71.5 million. In addition, Radian Reinsurance was reimbursed for policy acquisition costs of approximately $31.0 million for which the carrying value under GAAP was $21.3 million. Radian

Reinsurance also reimbursed the primary insurer for case reserves recorded under GAAP for approximately $11.5 million. Finally, Radian Reinsurance took a charge of $0.8 million for mark-to-market adjustments related to certain insurance policies associated with the recapture. The sum of the above adjustments related to this recapture resulted in an estimated initial reduction of pre-tax income of $15.9 million and is summarized as follows:

	Cash Paid (Received)	GAAP Book Basis	Initial Gain (Loss)
	(in thousands)
Unearned Premium	$96,417	$71,524	$(24,893)
Acquisition Costs	(31,023)	(21,257)	9,766
Case Reserves	11,488	11,488	—
Receivable from Unrealized Credit Derivatives Gain	—	(791)	(791)

Totals	$76,882	$60,964	$(15,918)

The Company estimates that the amount of capital it is holding to support this recaptured insurance business approximates $170.0 million. Since the acquisition of Radian Reinsurance by the Company in February 2001, reinsurance assumed from this primary insurer resulted in $25.1 million of written premium and $20.6 million of earned premium in 2001, $30.8 million of written premium and $32.0 million of earned premium in 2002 and $33.1 million of written premium and $37.0 million of earned premium for 2003.

REPORT ON MANAGEMENT’S RESPONSIBILITY

Management is responsible for the preparation, integrity and objectivity of the consolidated financial statements and other financial information presented in this annual report. The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America, applying certain estimations and judgments as required.

The Company’s internal control over financial reporting is designed to provide reasonable assurance as to the integrity and reliability of the financial statements and to adequately safeguard, verify and maintain accountability of assets. Such controls are primarily based on established written policies and procedures and are implemented by trained, skilled personnel with an appropriate segregation of duties. These policies and procedures prescribe that the Company and all its employees are to maintain the highest ethical standards and that its business practices are to be conducted in a manner that is above reproach.

Deloitte & Touche LLP, independent auditor, is retained to audit the Company’s financial statements. Its accompanying report is based on audits conducted in accordance with auditing standards generally accepted in the United States of America, which include the consideration of the Company’s internal control over financial reporting to establish a basis for reliance thereon in determining the nature, timing and extent of audit tests to be applied.

The board of directors exercises its responsibility for these financial statements through its Audit and Risk Management Committee, which consists entirely of independent non-management board members. The Audit and Risk Management Committee meets periodically with the independent auditor, both privately and with management present, to review accounting, auditing, internal control and financial reporting matters.

Frank P. Filipps

Chairman and Chief Executive Officer

C. Robert Quint

Executive Vice President and Chief Financial Officer

John J. Calamari

Senior Vice President and Corporate Controller

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders

Radian Group Inc.

Philadelphia, Pennsylvania

We have audited the accompanying consolidated balance sheets of Radian Group Inc. and subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Radian Group Inc. and subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/    Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

Philadelphia, PA

March 5, 2004

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

The information included in the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders under the captions, “CERTAIN CORPORATE GOVERNANCE MATTERS—Members of the Board of Directors”, “CERTAIN CORPORATE GOVERNANCE MATTERS—Meetings of the Board of Directors and its Committees, “EXECUTIVE OFFICERS OF RADIAN”, “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” and “CERTAIN CORPORATE GOVERNANCE MATTERS—Information on Radian’s Website” is hereby incorporated by reference.

Item 11.	Executive Compensation

The information included in the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders under the caption “COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS” is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information included in the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders under the captions “SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN STOCKHOLDERS” and “COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS-Equity Compensation Plan Information” is hereby incorporated by reference.

Item 13.	Certain Relationships and Related Transactions

None.

Item 14.	Principal Accountant Fees and Services

The information included in the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders under the caption “MATTERS CONCERNING OUR INDEPENDENT AUDITOR” is hereby incorporated by reference.

Part IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)

1.	Financial statements—For a list of the Financial Statements filed herewith, see the Index to Consolidated Financial Statements preceding Item 8 of Part II of this report.

2.	Financial statement schedules—The financial statement schedules listed in the accompanying “Index to Financial Statement Schedules” are filed as part of this report.

3.	Exhibits—The exhibits listed in the accompanying “Index to Exhibits” are filed as part of this report.

(b)	Reports on Form 8-K

The Company filed the following Current Reports on Form 8-K during the quarter ended December 31, 2003:

Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on October 15, 2003, dated October 15, 2003, containing the Company’s press release announcing its results for the quarter ended September 30, 2003.

Current Report on Form 8-K filed with the SEC on December 18, 2003, dated December 18, 2003, reporting the Company’s posting on its website of quarterly operating supplements for the third quarter of 2003 of each of Radian Asset Assurance Inc. and Radian Reinsurance Inc.

Current Report on Form 8-K filed with the SEC on December 19, 2003, dated December 18, 2003, reporting the Company’s entry into a $250 million credit agreement with Keybank National Association as Administrative Agent and certain other agents and lenders.

(c)	The response to Item 15(c) is contained in Item 15 (a) (3) above.

(d)	The response to Item 15(d) is contained on pages F-1 through F-6 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 11, 2004.

Radian Group Inc.

By:	/s/ Frank P. Filipps
Frank P. Filipps, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 11, 2004 by the following persons on behalf of the registrant and in the capacities indicated.

Name	Title

/s/ Frank P. Filipps Frank P. Filipps	Chairman of the Board, Chief Executive Officer and Director

/s/ Roy J. Kasmar Roy J. Kasmar	President, Chief Operating Officer and Director

/s/ C. Robert Quint C. Robert Quint	Executive Vice President, Chief Financial Officer

/s/ Howard S. Yaruss Howard S. Yaruss	Executive Vice President, Secretary, General Counsel and Corporate Responsibility Officer

/s/ John J. Calamari John J. Calamari	Senior Vice President and Controller

/s/ Herbert Wender Herbert Wender	Lead Director

/s/ David C. Carney David C. Carney	Director

/s/ Howard B. Culang Howard B. Culang	Director

/s/ Stephen T. Hopkins Stephen T. Hopkins	Director

/s/ James W. Jennings James W. Jennings	Director

/s/ Ronald W. Moore Ronald W. Moore	Director

Name	Title

/s/ Jan Nicholson Jan Nicholson	Director

/s/ Robert W. Richards Robert W. Richards	Director

/s/ Anthony W. Schweiger Anthony W. Schweiger	Director

INDEX TO FINANCIAL STATEMENT SCHEDULES

(Item 15(a) (2))

All other schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements and notes thereto.

Radian Group Inc.

Schedule I

Summary of Investments—Other Than Investments in Related Parties

December 31, 2003

Type of Investment	Amortized Cost	Fair Value	Amount at Which Shown on the Balance Sheet
	(in thousands)
Fixed Maturities:
Bonds:
U. S. government and government agencies and authorities	$127,192	$128,832	$128,832
State and municipal obligations	3,080,366	3,238,308	3,221,243
Corporate obligations	181,857	187,838	187,838
Convertible securities	257,211	268,256	268,256
Asset-backed securities	331,914	333,692	333,692
Private placements	92,843	92,380	92,380
Foreign governments	80,214	80,127	80,127
Redeemable preferred stocks	118,673	131,888	131,888

Total fixed maturities	4,270,270	4,461,321	4,444,256
Trading securities	50,436	53,806	53,806
Equity securities	213,281	249,634	249,634
Short-term investments	255,073	255,073	255,073
Other invested assets	4,593	4,593	4,593

Total investments other than investments in related parties	$4,793,653	$5,024,427	$5,007,362

Radian Group Inc.

Schedule II—Condensed Financial Information of Registrant

Condensed Balance Sheets

Parent Company Only

	December 31
	2003	2002
	(in thousands, except share and per-share amounts)
Assets
Investments
Fixed maturities held to maturity—at amortized cost (fair value $544 and $683)	$511	$623
Fixed maturities available for sale—at fair value (amortized cost $174,782 and $44,933)	179,767	46,545
Short-term investments	31,399	2,073
Trading securities	8,229	—
Equity securities	1,198	—
Cash	171	63
Investment in subsidiaries, at equity in net assets	3,693,170	3,157,604
Investments in affiliates	29,401	20,287
Debt issuance costs	7,017	5,696
Due from affiliates, net	3,261	18,070
Property and equipment, at cost ( less accumulated depreciation of $3,901 and $507)	26,375	4,021
Other assets	20,733	3,724

Total assets	$4,001,232	$3,258,706

Liabilities and Stockholders’ Equity
Accounts payable—other	$28,105	$16,117
Notes payable	2,933	4,518
Federal income taxes	16,609	10,080
Accrued interest payable	10,337	5,411
Long-term debt	717,404	469,145

Total liabilities	775,388	505,271

Common stockholders’ equity
Common stock: par value $.001 per share; 200,000,000 shares authorized; 95,851,346 and 95,134,279 shares issued in 2003 and 2002, respectively	96	95
Treasury stock: 1,840,044 and 1,581,989 shares in 2003 and 2002, respectively	(60,503)	(51,868)
Additional paid-in capital	1,259,559	1,238,698
Retained earnings	1,886,548	1,508,138
Accumulated other comprehensive income	140,144	58,372

Total common stockholders’ equity	3,225,844	2,753,435

Total liabilities and stockholders’ equity	$4,001,232	$3,258,706

Radian Group Inc.

Schedule II—Condensed Financial Information of Registrant

Condensed Statements of Income

Parent Company Only

	Year Ended December 31
	2003	2002	2001
	(in thousands)
Revenues:
Dividends received from subsidiaries	$22,875	$103,780	$25,000
Net investment income	482	6,062	1,276
Equity in net income of affiliates	9,113	230	—
Gain (loss) on sales of investments	3,215	(3,417)	461

Total revenues	35,685	106,655	26,737

Expenses:
Interest expense	7,629	23,569	10,978
Operating expenses	6,636	17,215	10,572

Total expenses	14,265	40,784	21,550

Income before income taxes and equity in undistributed income of subsidiaries	21,420	65,871	5,187
Income tax benefit	1,781	14,607	9,283

Income before equity in undistributed income of subsidiaries	19,639	80,478	14,470
Equity in undistributed net income of subsidiaries	366,262	346,691	345,949

Net income	$385,901	$427,169	$360,419

Radian Group Inc.

Schedule II—Condensed Financial Information of Registrant

Condensed Statements of Cash Flows

Parent Company Only

	Year Ended December 31
	2003	2002	2001
	(in thousands)
Cash flows from operating activities:
Net income	$385,901	$427,169	$360,419
Adjustments to reconcile net income to net cash
provided by operating activities
Net (gains) losses	(3,215)	3,417	—
Equity in earnings of affiliates	(9,113)	(230)	—
Purchase of trading securities	(8,229)	—	—
Equity in undistributed net income of subsidiaries	(366,262)	(346,691)	(345,949)
Increase (decrease) in federal income taxes	6,529	11,436	(4,550)
(Decrease) increase in notes payable	(1,585)	(1,418)	(748)
Change in other assets, accounts payable and other liabilities	(2,731)	2,467	3,472

Net cash provided by operating activities	1,295	96,150	12,644

Cash flows from investing activities:
Sales/redemptions of fixed-maturity investments available for sale	186,738	119,213	407
Purchases of fixed-maturity investments available for sale	(317,298)	(169,533)	—
Redemptions of fixed-maturity investments held to maturity	—	9,226	—
Purchases of short term investments—net	(29,317)	10,835	(8,184)
Purchase of equity securities	(1,198)	—	—
Investments in affiliate	—	(20,000)	—
Purchases of property and equipment	(25,749)	(4,528)	—
Other	—	(700)	(30)

Net cash used in investing activities	(186,824)	(55,487)	(7,807)

Cash flows from financing activities:
Dividends paid	(7,491)	(9,608)	(10,052)
Capital contributions, net of dividends	(65,266)	(189,778)	(260,819)
Purchase of treasury stock, net	(8,635)	(43,994)	(5,715)
Issuance of long-term debt	246,167	215,936	247,036
Redemption of preferred stock	—	(43,003)	—
Capital issuance costs	(2,353)	—	—
Proceeds from issuance of common stock	23,215	28,611	25,928

Net cash provided by (used in) financing activities	185,637	(41,836)	(3,622)

(Decrease) increase in cash	108	(1,173)	1,215
Cash, beginning of year	63	1,236	21

Cash, end of year	$171	$63	$1,263

Schedule II—Condensed Financial Information of Registrant

Parent Company Only

Supplemental Notes

Note A

Radian Group Inc. (the “Parent Company”) provides certain services to it subsidiaries. In April 2003, after approval by the various state Commissioners of Insurance, the Parent Company started charging back to its subsidiaries, based on calculated GAAP capital, certain amounts it incurs primarily in the capacity of supporting those subsidiaries. As such, all net investment income, other income, operating expenses and interest expense has been allocated to the subsidiaries since that time. Amounts charged to the subsidiaries for these costs is the actual cost, without any mark-up, which the Company considers fair and reasonable. The subsidiaries reimburse the Parent Company for these costs in a timely manner. This has the impact of improving the cash flows of the Parent Company and reducing dividends to the Parent Company.

Radian Group Inc.

Schedule IV—Reinsurance

Insurance Premiums Earned

Years Ended December 31, 2003, 2002 and 2001

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
	(in thousands)
2003	$929,370	$69,900	$148,713	$1,008,183	14.75%

2002	$799,827	$69,582	$116,880	$847,125	13.80%

2001	$699,085	$60,774	$77,569	$715,880	10.84%

This document has been printed entirely on recycled paper.

INDEX TO EXHIBITS

(Item 15(a) (3))

Exhibit Number	Exhibit

2.1	Agreement and Plan of Merger dated as of November 22, 1998 between Registrant and Amerin Corporation. (1) (Exhibit 2.1)

2.2	Stock Purchase Agreement dated as of October 27, 2000 by and among Registrant, ExpressClose.com, Inc. and The Founding Stockholders of ExpressClose.com, Inc. (2) (Exhibit 2.2)

2.3	Agreement and Plan of Merger dated as of November 13, 2000 by and among Registrant, GOLD Acquisition Corporation, and Enhance Financial Services Group Inc. (3) (Exhibit 2.1)

3.1	Second Amended and Restated Certificate of Incorporation of the Registrant. (9)(Exhibit 3.1)

3.2	Amendment to Second Amended and Restated Certificate of Incorporation of the Registrant filed with the Secretary of the State of Delaware on June 14, 2001. (9) (Exhibit 3.2)

3.3	Certificate of Designations. (4) (Exhibit 3)

3.4	Amended and restated by-laws of the Registrant. (1) (Exhibit 3.2)

4.1	Specimen certificate for Common Stock. (5) (Exhibit 4.1)

4.2	Registration Rights Agreement dated January 11, 2002 relating to the 2.25% Senior Convertible Debentures due 2022. (7) (Exhibit 4.2)

4.3	Amended and Restated Shareholders Rights Agreement. (1) (Exhibit 4.4)

4.4	Indenture dated May 29, 2001 between Registrant and First Union National Bank, as Trustee (8) (Exhibit 4.1)

4.5	Form of 7.75% Debentures Due 2011 (included within Exhibit 4.4)

4.6	Indenture dated January 11, 2002 between the Registrant and The Bank of New York, as Trustee. (9) (Exhibit 4.10)

4.7	Form of 2.25% Senior Convertible Debenture Due 2022. (included within Exhibit 4.6)

4.8	Indenture dated as of February 14, 2003 between the Registrant and Wachovia Bank, National Association, as Trustee. (Y ) (Exhibit 4.1)

4.9	Form of 5.625% Senior Notes Due 2013. (included within Exhibit 4.8)

4.10	Registration Rights Agreement dated February 14, 2003 relating to the 5.625% Senior Notes Due 2013. (17) (Exhibit 4.3)

4.11	Registration Rights Agreement dated October 27, 1992 between the Registrant and Commonwealth Land Title Insurance Company. (8) (Exhibit 10.11)

10.1	Tax Allocation Agreement dated as of April 1, 1992, among Reliance Insurance Company and certain of its subsidiaries, including Commonwealth Mortgage Assurance Company. (10) (Exhibit 10.4)

10.2	Form of Change of Control Agreement dated January 25, 1995, between the Company and each of Frank P. Filipps, Paul F. Fischer and C. Robert Quint. (6) (9) (Exhibit 10.3)

10.3	Form of Change of Control Agreement between the Company and Howard S. Yaruss. (6) (16) (Exhibit 10.4)

10.4	Change of Control Agreement dated March 12, 1999, between the Company and Roy J. Kasmar. (6) (1) (10.40)

10.5	Change of Control Agreement dated July 19, 2000, between the Company and Bruce Van Fleet. (6) (2) (Exhibit 10.8)

10.6

Form of Second Amended and Restated Change-In-Control Protection Agreement dated November 15, 1999 between Enhance Financial Services Group Inc. and Martin Kamarck, amended and restated as of March 23, 2000. (9)(Exhibit 10.35)

Exhibit Number	Exhibit

*10.7	Employment Agreement dated November 11, 2003 between the Registrant and Frank P. Filipps. (6)

10.8	Radian Group Inc. Pension Plan. (6) (9) (Exhibit 10.9)

10.9	Amendment No. 1 to Radian Group Inc. Pension Plan. (16) (Exhibit 10.9)

10.10	Radian Group Inc. Supplemental Executive Retirement Plan (Amended and Restated Effective January 1, 2002). (16) (Exhibit 10.10

10.11	Radian Group Inc. Savings Incentive Plan. (6) (9) (Exhibit 10.10)

10.12	Amendment No. 1 to Radian Group Inc. Savings Incentive Plan. (16) (Exhibit 10.12)

10.13	Radian Group Inc. 1992 Stock Option Plan. (9) (Exhibit 10.11)

10.14	Radian Group Inc. Equity Compensation Plan (Amended and Restated as of April 13, 1999). (6) (11) (Exhibit 10.9) )

10.15	Radian Group Inc. Deferred Compensation Plan (6) (5) (Exhibit 10.13)

10.16	Radian Group Inc. 1997 Employee Stock Purchase Plan. (12) (Exhibit 10)

10.17	Amerin Corporation Second Amendment and Restatement of 1992 Long-Term Incentive Plan. (6) (16) (Exhibit 10.17)

10.18	Enhance Financial Services Group Inc. Long Term Incentive Plan for Key Employees (Amended and Restated as of June 6, 1996). (16) (Exhibit 10.18)

10.19	Enhance Financial Services Group Inc. 1997 Long Term Incentive Plan for Key Employees (As Amended Through June 3, 1999). (6) (13) (Exhibit 10.2.2)

10.20	Enhance Reinsurance Company Supplemental Pension Plan (6) (14) (Exhibit 10.4)

10.21	Enhance Financial Services Group Inc. Non-Employee-Director Stock Option Plan (As Amended December 11, 1997). (15) (Annex A)

10.22	Form of Radian Guaranty Inc. Master Policy. (10) (Exhibit 10.16)

10.23	Amended form of Radian Guaranty Inc. Master Policy, effective June 1, 1995. (8) (Exhibit 10.21)

10.24

Risk-to-Capital Ratio Maintenance Agreement between the Registrant and Commonwealth Mortgage Assurance Company regarding matters relating to Moody’s financial strength rating as amended through October 22, 1993. (8) (Exhibit 10.13)

10.25	Net Worth and Liquidity Maintenance Agreement, dated as of October 10, 2000, between Radian Guaranty Inc. and Radian Insurance Inc. (16) (Exhibit 10.26)

10.26

First Layer Binder of Reinsurance, effective March 1, 1992, among Commonwealth Mortgage Assurance Company, Commonwealth Mortgage Assurance Company of Arizona, and AXA Reinsurance SA. (10) (Exhibit 10.19)

10.27

Capital Mortgage Reinsurance Company Variable Quota Share Reinsurance Agreement, effective January 1, 1994, between Commonwealth Mortgage Assurance Company and its affiliates and Capital Mortgage Reinsurance Company. (8) (Exhibit 10.16)

10.28	Capital Reinsurance Company Reinsurance Agreement, effective January 1, 1994, between Commonwealth Mortgage Assurance Company and Capital Reinsurance Company. (8) (Exhibit 10.17)

10.29

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

10.32	Credit Agreement dated as of February 8, 2002, between the Registrant and First Union National Bank, as Lender. (9) (Exhibit 10.28)

10.33

Letter Amendment, dated February 5, 2003, to Credit Agreement dated as of February 8, 2002 between the Registrant and Wachovia Bank, National Association (formerly, First Union National Bank), as Lender. (16) (Exhibit 10.34)

10.34

Credit Agreement, dated as of December 18, 2003, among the Registrant, Keybank National Association, as Administrative Agent, Lead Arranger, Sole Book Runner and Swingline Lender, Bank of America, N.A., as Syndication Agent, Barclays Bank Plc, as Documentation Agent, and certain lenders parties thereto. (18) (Exhibit 99.1)

10.35

Credit Agreement, dated as of November 7, 2001, among Enhance Reinsurance Company (now known as Radian Reinsurance Inc.), Banks from time to time party thereto and Deutsche Bank AG, New York Branch, as Agent. (9) (Exhibit 10.30)

10.36

First Amendment, dated as of October 9, 2002, to Credit Agreement dated as of November 7, 2001 among Radian Reinsurance Inc., Banks from time to time party thereto and Deutsche Bank AG, New York Branch, as Agent. (16) (Exhibit 10.36)

*10.37

Second Amendment, dated as of March 27, 2003, to Credit Agreement dated as of November 7, 2001 among Radian Reinsurance Inc., Banks from time to time party thereto and Deutsche Bank AG, New York Branch, as Agent.

*10.38

Third Amendment, dated as of September 29, 2003, to Credit Agreement dated as of November 7, 2001 among Radian Reinsurance Inc., Banks from time to time party thereto and Deutsche Bank AG, New York Branch, as Agent.

*10.39

Fourth Amendment, dated as of January 8, 2004, to Credit Agreement dated as of November 7, 2001 among Radian Reinsurance Inc., Banks from time to time party thereto and Deutsche Bank AG, New York Branch, as Agent.

10.40

Purchase Agreement, among Market Street Custodial Trust I, Market Street Custodial Trust II, Market Street Custodial Trust III, the Company, Radian Asset Securities Inc., Lehman Brothers Inc. and Bear, Stearns & Co. Inc. (19) (Exhibit 99.1)

10.41	Put Option Agreement between Radian Asset Assurance Inc. and Radian Asset Securities Inc. relating to Series A Perpetual Preferred Shares. (19) (Exhibit 99.2)

10.42	Put Option Agreement between Radian Asset Securities Inc. and Market Street Custodial Trust I relating to Series A Perpetual Preferred Shares. (19) (Exhibit 99.3)

10.43	Put Option Agreement between Radian Asset Assurance Inc. and Radian Asset Securities Inc. relating to Series B Perpetual Preferred Shares. (19) (Exhibit 99.4)

10.44	Put Option Agreement between Radian Asset Securities Inc. and Market Street Custodial Trust II relating to Series B Perpetual Preferred Shares. (19) (Exhibit 99.5)

10.45	Put Option Agreement between Radian Asset Assurance Inc. and Radian Asset Securities Inc. relating to Series C Perpetual Preferred Shares. (19) (Exhibit 99.6)

10.46	Put Option Agreement between Radian Asset Securities Inc. and Market Street Custodial Trust III relating to Series C Perpetual Preferred Shares. (19) (Exhibit 99.7)

*21	Subsidiaries of the Company.

*23	Consent of Deloitte & Touche LLP.

*31	Rule 13a-14(a) Certifications.

*32	Section 1350 Certifications.

*	Filed herewith.
(1)	Incorporated by reference to the exhibit identified in parentheses, filed with the Securities and Exchange Commission (“SEC”) as an exhibit to the Registrant’s Registration Statement on Form S-4 filed May 6, 1999 (File No. 333-77957).
(2)	Incorporated by reference to the exhibit identified in parentheses, filed with the SEC as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.
(3)	Incorporated by reference to the exhibit identified in parentheses, filed with the SEC as an exhibit to the Registrant’s Registration Statement on Form S-4 filed December 27, 2000 (File No. 333-52762).
(4)	Incorporated by reference to the exhibit identified in parentheses, filed with the SEC as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
(5)	Incorporated by reference to the exhibit identified in parentheses, filed with the SEC as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 (SEC File No. 001-11356).
(6)	Management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(c) of Form 10-K.
(7)	Incorporated by reference to the exhibit identified in parentheses, filed with the SEC as an exhibit to the Registrant’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission April 19, 2002.
(8)	Incorporated by reference to the exhibit identified in parentheses, filed with the SEC as an exhibit to the Registrant’s Registration Statement on Form S-4 filed July 19, 2001, and any amendment thereto (File No. 333-65440).
(9)	Incorporated by reference to the exhibit identified in parentheses, filed with the SEC as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
(10)	Incorporated by reference to the exhibit identified in parentheses, filed with the SEC as an exhibit in the Registrant’s Registration Statement on Form S-1 filed August 24, 1992 and amendments thereto (File No. 33-51188).
(11)	Incorporated by reference to the exhibit identified in parentheses, filed with the SEC as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 (SEC File No. 001-11356).
(12)	Incorporated by reference filed with the SEC in the Registrant’s Registration Statement on Form S-8 filed November 20, 1997 (File No. 333-40623).
(13)	Incorporated by reference to the exhibit identified in parentheses, filed with the SEC as an exhibit to the Quarterly Report on Form 10-Q for the period ended June 30, 1999, of Enhance Financial Services Group Inc. (SEC File No. 001-10967).
(14)	Incorporated by reference to the exhibit identified in parentheses, filed with the SEC as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1999, of Enhance Financial Services Group Inc. (SEC File No. 001-10967).
(15)	Incorporated by reference to the annex identified in parentheses, filed with the SEC as an annex to the Schedule 14A of Enhance Financial Services Group Inc. filed May 5, 1998 (SEC File No. 001-10967).

(16) Incorporated by reference to the exhibit identified in parentheses, filed with the SEC as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

(17) Incorporated by reference to the exhibit identified in parentheses, filed with the SEC as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003.

(18) Incorporated by reference to the exhibit identified in parentheses, filed with the SEC as an exhibit to the Registrant’s Current Report on Form 8-K filed December 19, 2003.

(19) Incorporated by reference to the exhibit identified in parentheses, filed with the SEC as an exhibit to the Registrant’s Current Report on Form 8-K filed September 11, 2003.