Form 10-Q
period 2004-03-31
RADIAN GROUP INC
filed 2004-05-07
CIK 890926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 93,979,661 shares of Common Stock, $0.001 par value, outstanding on May 3, 2004.

Radian Group Inc. and Subsidiaries

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

Radian Group Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31 2004	December 31 2003
(In thousands, except share amounts)
Assets
Investments
Fixed maturities held to maturity – at amortized cost (fair value $273,922 and $291,060)	$258,399	$273,995
Fixed maturities available for sale – at fair value (amortized cost $4,171,972 and $3,996,275)	4,371,612	4,170,261
Trading securities – at fair value (cost $42,508 and $50,436)	52,269	53,806
Equity securities – at fair value (cost $205,349 and $213,281)	231,097	249,634
Short-term investments	212,450	255,073
Other invested assets	4,336	4,593

Total investments	5,130,163	5,007,362

Cash	67,903	67,169
Investment in affiliates	318,398	328,478
Deferred policy acquisition costs	201,091	218,779
Prepaid federal income taxes	358,340	358,840
Provisional losses recoverable	35,641	48,557
Accrued investment income	55,701	53,702
Accounts and notes receivable	78,593	73,856
Property and equipment, at cost (less accumulated depreciation of $35,056 and $30,217)	72,545	71,436
Other assets	222,718	217,588

Total assets	$6,541,093	$6,445,767

Liabilities and Stockholders’ Equity
Unearned premiums	$656,309	$718,649
Reserve for losses and loss adjustment expenses	786,115	790,380
Long-term debt	717,461	717,404
Current income taxes	41,432	24,092
Deferred federal income taxes	723,885	688,262
Accounts payable and accrued expenses	272,406	281,136

Total liabilities	3,197,608	3,219,923

Common stockholders’ equity
Common stock: par value $.001 per share; 200,000,000 shares authorized; 96,091,407 and 95,851,346 shares issued in 2004 and 2003, respectively	96	96
Treasury stock: 2,250,353 and 1,840,044 shares in 2004 and 2003, respectively	(80,674)	(60,503)
Additional paid-in capital	1,267,824	1,259,559
Retained earnings	2,004,673	1,886,548
Accumulated other comprehensive income	151,566	140,144

Total stockholders’ equity	3,343,485	3,225,844

Total liabilities and stockholders’ equity	$6,541,093	$6,445,767

See notes to unaudited condensed consolidated financial statements.

Radian Group Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Quarter Ended March 31
	2004	2003
(In thousands, except per-share amounts)
Revenues:
Premiums written:
Direct	$251,517	$211,677
Assumed	(50,273)	59,689
Ceded	(19,816)	(19,006)

Net premiums written	181,428	252,360
Decrease (Increase) in unearned premiums	61,992	(26,231)

Premiums earned	243,420	226,129
Net investment income	49,705	46,672
Equity in net income of affiliates	32,482	14,888
Other income	8,400	14,557

Total revenues	334,007	302,246

Expenses:
Provision for losses	114,767	67,758
Policy acquisition costs	22,283	31,017
Other operating expenses	53,159	44,441
Interest expense	9,654	8,584

Total expenses	199,863	151,800

Gains and losses:
Gains on sales of investments	26,676	4,025
Change in fair value of derivative instruments	4,647	(7,898)

Net gains (losses)	31,323	(3,873)

Pretax income	165,467	146,573
Provision for income taxes	45,457	41,801

Net income	$120,010	$104,772

Net income available to common stockholders	$120,010	$104,772

Basic net income per share	$1.28	$1.12

Diluted net income per share	$1.26	$1.11

Average number of common shares outstanding – basic	94,022	93,394

Average number of common and common equivalent shares outstanding - diluted	95,078	94,297

See notes to unaudited condensed consolidated financial statements.

Radian Group Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY

(UNAUDITED)

					Accumulated Other Comprehensive Income (Loss)
	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Foreign Currency Translation Adjustment	Unrealized Holding Gains (Losses)	Total
(In thousands)
Balance, January 1, 2004	$96	$(60,503)	$1,259,559	$1,886,548	$5,251	$134,893	$3,225,844
Comprehensive income:
Net income	—	—	—	120,010	—	—	120,010
Unrealized foreign currency translation adjustment, net of tax of $1,236	—	—	—	—	2,296	—	2,296
Unrealized holding gains arising during period, net of tax of $14,251	—	—	—	—	—	26,465
Less: Reclassification adjustment for net gains included in net income, net of tax of $9,337	—	—	—	—	—	(17,339)

Net unrealized gain on investments, net of tax of $4,914	—	—	—	—	—	9,126	9,126

Comprehensive income	—	—	8,265	—	—	—	131,432
Issuance of common stock under incentive plans							8,265
Treasury stock purchased, net	—	(20,171)	—	—	—	—	(20,171)
Dividends	—	—	—	(1,885)	—	—	(1,885)

Balance, March 31, 2004	$96	$(80,674)	$1,267,824	$2,004,673	$7,547	$144,019	$3,343,485

See notes to unaudited condensed consolidated financial statements.

Radian Group Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Quarter Ended March 31
	2004	2003
(in thousands)
Cash flows from operating activities	$21,936	$135,244

Cash flows from investing activities:
Proceeds from sales of fixed maturity investments available for sale	363,205	540,315
Proceeds from sales of equity securities available for sale	172,096	9,042
Proceeds from redemptions of fixed maturity investments available for sale	62,718	35,717
Proceeds from redemptions of fixed maturity investments held to maturity	12,304	24,565
Purchases of fixed maturity investments available for sale	(554,495)	(768,877)
Purchases of equity securities available for sale	(145,432)	(20,236)
Sales (purchases) of short-term investments, net	42,563	(118,390)
Sales of other invested assets	3,370	1,891
Purchases of property and equipment	(5,290)	(6,305)
Proceeds from sales of investment in affiliates	—	3,395
Distributions from affiliates	41,550	12,450
Other	—	1,595

Net cash used in investing activities	(7,411)	(284,836)

Cash flows from financing activities:
Proceeds from issuance of common stock under incentive plans	8,265	1,380
Issuance of long-term debt	—	246,400
Repayment of short-term debt	—	(75,000)
Purchase of treasury stock, net	(20,171)	(11,890)
Dividends paid	(1,885)	(1,874)

Net cash (used in)/provided by financing activities	(13,791)	159,016

Increase in cash	734	9,424
Cash, beginning of period	67,169	21,969

Cash, end of period	$67,903	$31,393

Supplemental disclosures of cash flow information:
Income taxes (paid)/received	$(2,007)	$12,082

Interest paid	$9,618	$5,186

See notes to unaudited condensed consolidated financial statements.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1 – Consolidated Financial Statements – Basis of Presentation

The consolidated financial statements included herein, include the accounts of Radian Group Inc. (the “Company”) and its subsidiaries, including its principal mortgage guaranty operating subsidiaries, Radian Guaranty Inc. (“Radian Guaranty”), Amerin Guaranty Corporation (“Amerin Guaranty”) and Radian Insurance Inc. (“Radian Insurance”) (together referred to as “Mortgage Insurance”) and its principal financial guaranty operating subsidiaries, Radian Asset Assurance Inc. (“Radian Asset Assurance”) and Radian Reinsurance Inc. (“Radian Reinsurance”). The Company also has an equity interest in two active credit-based asset businesses, Credit-Based Asset Servicing and Securitization LLC (“C-BASS”) and Sherman Financial Group LLC (“Sherman”). The Company has a 46.0% interest in C-BASS and a 41.5% interest in Sherman. In January 2003, Sherman’s management exercised its right to acquire additional ownership of Sherman reducing the Company’s ownership interest in Sherman from 45.5% to 41.5%. The Company recorded a $1.3 million loss on the transaction.

The Consolidated Financial Statements are presented on the basis of accounting principles generally accepted in the United States of America (“GAAP”). The Company has condensed or omitted certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP pursuant to such rules and regulations.

The financial information for the interim periods is unaudited; however, such information reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or for any other period.

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

2 – Derivative Instruments and Hedging Activities

The Company accounts for derivatives under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended and interpreted. Transactions that the Company has entered into that are accounted for under SFAS No. 133, as amended, include investments in convertible debt securities and selling credit protection in the form of credit default swaps and certain financial guaranty contracts that are considered credit default swaps. Credit default swaps and certain financial guaranty contracts that are accounted for under SFAS No. 133 are part of the Company’s overall business strategy of offering financial guaranty protection to its customers. Currently, none of the derivatives qualifies as a hedge under SFAS No. 133. Therefore, changes in fair value are included in the periods presented in current earnings in the Condensed Consolidated Statements of Income. Net unrealized losses on credit default swaps and certain other financial guaranty contracts are included in accounts payable and accrued expenses on the Condensed Consolidated Balance Sheets. Settlements under derivative financial guaranty contracts are charged to accounts payable and accrued expenses. The Company engages in derivative settlements to mitigate counterparty exposure and to provide additional capacity to its customers. In the first quarter of 2004, the Company received $2.9 million as settlement proceeds on derivative financial guaranty contracts. There were no such settlements in the first quarter of 2003.

SFAS No. 133 requires that the Company split its convertible fixed-maturity securities into the derivative and fixed-maturity security components. Over the term of the securities, changes in the fair value of fixed-maturity securities available for sale are recorded in the Company’s Condensed Consolidated Statement of Changes in Common Stockholders’ Equity, through accumulated other comprehensive income or loss. Concurrently, a deferred tax liability or benefit is recognized as the recorded value of the fixed-maturity security increases or decreases. A change in the fair value of the derivative is recorded as a gain or loss in the Company’s Condensed Consolidated Statements of Income.

A summary of the Company’s derivative information as of and for the periods indicated is as follows:

Balance Sheet (in millions)	March 31 2004	December 31 2003	March 31 2003
Trading Securities
Amortized cost	$42.5	$50.4	$44.1
Fair value	52.3	53.8	37.6

Derivative Financial Guaranty Contracts
Notional value	$9,000.0	$10,500.0	$9,400.0

Gross unrealized gains	$57.3	$57.5	$66.2
Gross unrealized losses	77.9	73.6	86.8

Net unrealized losses	$(20.6)	$(16.1)	$(20.6)

The components of the change in fair value of derivative instruments are as follows:

Income Statement (in millions)	Three Months Ended March 31
	2004	2003
Trading Securities	$6.2	$(4.8)
Derivative Financial Guaranty Contracts	(1.6)	(3.1)

Net gains (losses)	$4.6	$(7.9)

The application of SFAS No. 133, as amended, could result in volatility from period to period in gains and losses as reported on the Company’s Condensed Consolidated Statements of Income. These gains and losses result primarily from changes in corporate credit spreads, changes in the creditworthiness of underlying corporate entities, and the equity performance of the entities underlying the convertible investments. The Company is unable to predict the effect this volatility may have on its financial position or results of operations.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts).

	Quarter Ended March 31
	2004	2003
Net income, as reported	$120,010	$104,772
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	2,157	1,652

Pro forma net income available to common stockholders	$117,853	$103,120

Earnings per share
Basic – as reported	$1.28	$1.12

Basic – pro forma	$1.25	$1.10

Diluted – as reported	$1.26	$1.11

Diluted – pro forma	$1.24	$1.09

4 – Investments

The Company is required to group assets in its investment portfolio into one of three categories: held to maturity, available for sale and trading securities. Fixed-maturity securities for which the Company has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. All other investments are classified as available for sale and are reported at fair value, with unrealized gains and losses (net of tax) reported as a separate component of stockholders’ equity as accumulated other comprehensive income. For securities classified as either available for sale or held to maturity, the Company conducts a quarterly evaluation of declines in market value of the investment portfolio asset basis to determine whether the decline is other than temporary. This evaluation includes a review of (1) the length of time and extent to which fair value is below amortized cost; (2) issuer financial condition; and (3) intent and ability of the Company to retain its investment over a period of time to allow recovery in fair value. The Company uses a 20% decline in price over four continuous quarters as a guide in identifying those securities that should be evaluated for impairment. If the decline in fair value is judged to be other than temporary, the cost basis of the individual security is written down to fair value through earnings as a realized loss and the fair value becomes the new basis. At March 31, 2004 and December 31, 2003, there were no investments held in the portfolio that met these criteria. In the first quarter of 2003, the Company recorded $4.3 million (pre-tax) of charges related to declines in fair value considered to be other-than-temporary. There were no such charges in the first quarter of 2004. Realized gains and losses are determined on a specific identification method and are included in income. Other invested assets consist of residential mortgage-backed securities and are carried at fair value.

At March 31, 2004, fixed-maturity investments available for sale had gross unrealized losses of $6.4 million. At March 31, 2004, equity securities available for sale had gross unrealized losses of $1.1 million. For these securities in an unrealized loss position at March 31, 2004, the length of time such securities have been in an unrealized loss position, as measured by their month-end fair values is as follows:

(dollar amounts in millions)	Number of Securities	Fair Value	Amortized Cost	Unrealized Loss
Less than 6 months	138	$570.6	$576.4	$5.8
6 to 9 months	19	41.8	42.4	0.6
9 to 12 months	21	14.3	14.5	0.2
More than 12 months	14	22.9	23.7	0.8

Subtotal	192	649.6	657.0	7.4

U.S. Treasury and Agency securities	4	8.4	8.5	0.1

Total	196	$658.0	$665.5	$7.5

Of the 14 securities that have been in an unrealized loss position for more than 12 months, none has an unrealized loss of more than 20% of that security’s amortized cost.

The contractual maturity of securities in an unrealized loss position at March 31, 2004 was as follows:

(dollar amounts in millions)	Fair Value	Amortized Cost	Unrealized Loss
2004	$45.2	$45.4	$0.2
2005 - 2008	41.4	41.7	0.3
2009 - 2013	45.7	46.5	0.8
2014 and later	328.9	333.0	4.1
Mortgage-backed and other asset-backed securities	62.3	62.7	0.4
Redeemable preferred stock	11.6	12.2	0.6

Subtotal	535.1	541.5	6.4

Equity securities	122.9	124.0	1.1

Total	$658.0	$665.5	$7.5

5 – Segment Reporting

The Company has three reportable segments: mortgage insurance, financial guaranty and financial services. The mortgage insurance segment provides private mortgage insurance and risk management services to mortgage lending institutions located throughout the United States and globally. Private mortgage insurance primarily protects lenders from default-related losses on residential first mortgage loans made to homebuyers who make down payments of less than 20% of the purchase price and facilitates the sale of these mortgages in the secondary market. The financial guaranty segment provides credit-related insurance coverage, credit default swaps and certain other financial guaranty contracts to meet the needs of customers in a wide variety of domestic and international markets. The Company’s insurance businesses within the financial guaranty insurance segment include the assumption of reinsurance from monoline financial guaranty insurers for both public finance bonds and structured finance obligations. The Company also provides direct financial guaranty insurance for public finance bonds and structured transactions and trade credit reinsurance. The financial services segment deals primarily with credit-based servicing and securitization of assets in underserved markets, in particular, the purchase and servicing of and securitization of special assets, including sub-performing/non-performing mortgages, seller financed residential mortgages and delinquent consumer assets. In addition, financial services include the results of RadianExpress.com Inc. (“RadianExpress”), an Internet-based settlement company that provided real estate information products and services to the first and second lien mortgage industry. On December 30, 2003, the Company announced that it would cease operations of Radian Express in a phased shutdown by early 2004. The Company’s reportable segments are strategic business units, which are managed separately, as each business requires different marketing and sales expertise. Certain corporate income and expenses have been allocated to the segments. For the periods presented in this report, revenues attributable to foreign countries and long-lived assets located in foreign countries were not material.

In the mortgage insurance segment, the highest state concentration of risk in force is California at 14.2%. At March 31, 2004, California also accounted for 14.3% of Mortgage Insurance’s total direct primary insurance in force and 17.7% of Mortgage Insurance’s total direct pool risk in force. California accounted for 13.9% of Mortgage Insurance’s direct primary new insurance written in the first quarter 2004. The largest single customer of Mortgage Insurance (including branches and affiliates of such customer) measured by new insurance written, accounted for 9.3% of new insurance written during the first quarter of 2004 compared to 10.4% for full year 2003 and 8.1% for full year 2002. The amount originated in 2003 includes a large structured transaction for one customer composed of prime mortgage loans originated throughout the United States.

The financial guaranty segment derives a substantial portion of its premiums written from a small number of direct insurers. Four primary insurers were responsible for 35.1% of the financial guaranty segment’s gross written premiums (excluding the impact of business previously ceded to the Company by one of the primary insurer customers) in the first quarter of 2004, compared to 37.7% in the first quarter of 2003. This customer concentration results from a significant concentration of business with the small number of primary financial guaranty insurance companies. Five trade credit insurers were responsible for 22.0% of the financial guaranty segment’s gross premiums written (excluding the impact of business previously ceded to the Company by one of the primary insurer customers) in the first quarter of 2004 compared to 16.2% in the first quarter of 2003.

The Company evaluates performance based on net income. Summarized financial information concerning the Company’s operating segments as of and for the year-to-date periods indicated, is presented in the following tables:

	March 31, 2004
(in thousands)	Mortgage Insurance	Financial Guaranty	Financial Services	Total
Net premiums written	$205,669	$(24,241)	$—	$181,428

Net premiums earned	$207,116	$36,304	$—	$243,420
Net investment income	28,513	21,144	48	49,705
Equity in net income (loss) of affiliates	—	(920)	33,402	32,482
Other income	5,486	40	2,874	8,400

Total revenues	241,115	56,568	36,324	334,007

Provision for losses	98,123	16,644	—	114,767
Policy acquisition costs	17,142	5,141	—	22,283
Other operating expenses	37,746	11,434	3,979	53,159
Interest expense	5,503	3,427	724	9,654

Total expenses	158,514	36,646	4,703	199,863

Gain (loss) on sales of investments	24,122	(619)	3,173	26,676
Change in fair value of derivative instruments	4,426	172	49	4,647

Total gains (losses)	28,548	(447)	3,222	31,323

Pretax income	111,149	19,475	34,843	165,467
Provision for income taxes	30,647	2,615	12,195	45,457

Net income	$80,502	$16,860	$22,648	$120,010

Total assets	$3,929,574	$2,306,598	$304,921	$6,541,093
Deferred policy acquisition costs	79,092	121,999	—	201,091
Reserve for losses and loss adjustment expenses	521,102	265,013	—	786,115
Unearned premiums	92,228	564,081	—	656,309
Equity	1,905,233	1,188,040	250,212	3,343,485

	March 31, 2003
(in thousands)	Mortgage Insurance	Financial Guaranty	Financial Services	Total
Net premiums written	$164,772	$87,588	—	$252,360

Net premiums earned	$168,032	$58,097	—	$226,129
Net investment income	27,829	18,809	$34	46,672
Equity in net income (loss) of affiliates	—	(56)	14,944	14,888
Other income	6,599	1,597	6,361	14,557

Total revenues	202,460	78,447	21,339	302,246

Provision for losses	54,167	13,591	—	67,758
Policy acquisition costs	17,479	13,538	—	31,017
Other operating expenses	29,408	7,872	7,161	44,441
Interest expense	5,100	2,872	612	8,584

Total expenses	106,154	37,873	7,773	151,800

Gain (loss) on sales of investments	390	3,516	119	4,025
Change in fair value of derivative instruments	(3,584)	(4,314)	—	(7,898)

Total gains (losses)	(3,194)	(798)	119	(3,873)

Pretax income	93,112	39,776	13,685	146,573
Provision for income taxes	25,454	10,873	5,474	41,801

Net income	$67,658	$28,903	$8,211	$104,772

Total assets	$3,590,043	$1,945,273	$253,591	$5,788,907
Deferred policy acquisition costs	74,931	120,550	—	195,481
Reserve for losses and loss adjustment expenses	484,069	148,827	—	632,896
Unearned premiums	108,592	535,312	—	643,904
Equity	1,694,518	947,650	201,884	2,844,052

The reconciliation of segment net income to consolidated net income is as follows:

Consolidated (in thousands)	Quarter Ended March 31
	2003	2004
Net income:
Mortgage Insurance	$80,502	$67,658
Financial Guaranty	16,860	28,903
Financial Services	22,648	8,211

Total	$120,010	$104,772

The results for Financial Guaranty for 2004 include the impact of the recapture of business previously ceded to the Company by one of the primary insurer customers as further described in Note 11.

6 – Long-Term Debt

In February 2003, the Company issued, in a private placement, $250 million of unsecured Senior Notes. These notes bear interest at the rate of 5.625% per annum, payable semi-annually on February 15 and August 15. These notes mature in February 2013. The Company has the option to redeem some or all of the notes at any time with not less than 30 days notice. The Company used a portion of the proceeds from the private placement to repay the $75.0 million in principal outstanding of the 6.75% debentures due

March 1, 2003 issued by Enhance Financial Services Group Inc. (“EFSG”). The remainder was used for general corporate purposes. In late July 2003, the Company offered to exchange all of the notes for new notes with terms substantially identical to the terms of the old notes, except that the new notes are registered and have no transfer restrictions, rights to additional interest or registration rights, except in limited circumstances. In April 2004, the Company entered into an interest rate swap contract to convert the 5.625% debentures to a spread over the six-month London Interbank Offered Rate (“LIBOR”) for the remaining term of the debt.

The composition of long-term debt was as follows:

($ in thousands)	March 31 2004	December 31 2003
5.625% debentures due 2013	$248,222	$248,184
2.25% Senior Convertible Debentures due 2022	220,000	220,000
7.75% debentures due 2011	249,239	249,220

	$717,461	$717,404

7 – Preferred Securities

In September 2003, Radian Asset Assurance closed on $150 million of money market committed preferred custodial trust securities, pursuant to which it entered into a series of three perpetual put options on its own preferred stock to Radian Asset Securities Inc., (“Radian Asset Securities”) a wholly-owned subsidiary of the Company. Radian Asset Securities in turn entered into a series of three perpetual put options on its own preferred stock (on substantially identical terms to the Radian Asset Assurance preferred stock). The counterparty to the Radian Asset Securities put options is three trusts established by two major investment banks (“the Broker-Dealers”). The trusts were created as a vehicle for providing capital support to Radian Asset Assurance by allowing Radian Asset Assurance to obtain immediate access to additional capital at its sole discretion at any time through the exercise of one or more of the put options and the corresponding exercise of one or more corresponding Radian Asset Securities put options. If the Radian Asset Assurance put options were exercised, Radian Asset Securities, through the Radian Asset Assurance preferred stock thereby acquired by Radian Asset Securities and investors, through their equity investment in the Radian Asset Securities preferred stock, would give Radian Asset Securities and the investors rights to the assets of Radian Asset Assurance of an equity investor in Radian Asset Assurance. Such rights would be subordinate to policyholders’ claims, as well as to claims of general unsecured creditors of Radian Asset Assurance, but ahead of those of the Company, through EFSG, as the owner of the common stock of Radian Asset Assurance. If all the Radian Asset Assurance put options were exercised, Radian Asset Assurance would receive up to $150 million in return for the issuance of its own perpetual preferred stock, the proceeds of which may be used for any purpose including the payment of claims. Dividend payments on the preferred stock will be cumulative only if Radian Asset Assurance pays dividends on its common stock. Each trust will be restricted to holding high quality, short-term commercial paper investments to ensure that it can meet its obligations under the put option. To fund these investments, each trust will issue its own auction market perpetual preferred stock. Each trust is currently rated “A” by each of Standard & Poor’s Insurance Rating Service (“S&P”) and Fitch Ratings (“Fitch”).

8 – Recent Accounting Pronouncements

In November 2003, the Emerging Issues Task Force (“EITF”) reached a consensus on certain disclosures required for securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” EITF issue 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” requires additional disclosure of quantitative and qualitative information for investments with unrealized losses at the balance sheet date that have not been recognized as other-than-temporary impairments. In March 2004, full consensus was reached on the disclosure requirements. The Company has included the required disclosures in Note 4 and in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In December 2003, the FASB revised SFAS No. 132 “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This revision is intended to improve financial statement disclosures for defined benefit plans. The standard requires that companies give more details about their plan assets, benefits obligations, cash flows, benefit costs and other relevant information. The standard also requires expanded disclosures in interim financials. This standard is effective for fiscal years ending on or after December 15, 2003. The required disclosure has been included in Note 10.

9 – Other Information

On September 24, 2002, the Company announced that its Board of Directors had authorized the repurchase of up to 2.5 million shares of its common stock on the open market. Shares were purchased from time to time depending on the market conditions, share price and other factors. These purchases were funded from available working capital. At March 31, 2004 and December 31, 2003, 2.5 million shares and 1.9 million shares, respectively, had been purchased under this repurchase program at a total price of approximately $87.0 million and $61.2 million, respectively.

The Company may begin purchasing shares on the open market to meet its obligations regarding option exercises, 401(K) matches and purchases under the Company’s Employee Stock Purchase Plan and will consider future stock repurchase programs.

10 – Benefit Plans

The Company currently maintains a noncontributory defined benefit pension plan (the “Pension Plan”) covering substantially all full-time employees of Radian Group, Radian Guaranty, RadianExpress and Financial Guaranty. EFSG maintained a defined benefit pension plan (“EFSG Pension Plan”) for the benefit of all eligible employees until its termination October 31, 2002. Financial Guaranty became a participating employer under the Pension Plan effective November 1, 2002. The Company granted past service credit for eligibility and vesting purposes under the Pension Plan for all such service credited under the EFSG Pension Plan on behalf of the eligible employees of Radian Reinsurance who were active participants in the EFSG Pension Plan prior to its termination and who became participants in the Pension Plan effective November 1, 2002. Retirement benefits are a function of the years of service and the level of compensation. Assets of the plan are allocated in a balanced fashion with approximately 40% fixed income securities and 60% in equity securities.

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

The Company also provides a nonqualified executive retirement plan (the “SERP”) covering certain key executives designated by the Board of Directors. Under this plan, participants are eligible to receive benefits in addition to those paid under the Pension Plan if their base compensation is in excess of the current IRS compensation limitation for the Pension Plan. Retirement benefits under the SERP are a function of the years of service and the level of compensation and are reduced by any benefits paid under the Pension Plan. In December 2002, the Company agreed to informally fund the SERP through the purchase of variable life insurance policies pursuant to the split-dollar life insurance program called the Secured Benefit Plan. The Company purchases, on each participant (except as described below), a life insurance policy that is owned by and paid for by the Company. The Company endorses to the participant a portion of the death benefit, for which the participant is imputed income each year. The Company owns the remainder of the death benefit and all of the cash values in the policy. At the participant’s retirement age, the policy’s cash value is projected to be sufficient for the Company to pay the promised SERP benefit to the participant. Non-executive officers who were participants in the Secured Benefit Plan prior to the issuance in October 2003 of regulations under the Internal Revenue Code regarding split-dollar plans continue under the collateral assignment split-dollar policies already in force. Under this arrangement, the participant owns the policy, and assigns a portion of the death benefits and cash value to the Company in amounts sufficient to reimburse the Company for all premium outlays by the Company. The eventual cash values above the aggregate premium amounts are designed, as in the endorsement method, to be sufficient to provide payment for the participant’s promised SERP benefit. The participant had imputed income each year for the value of the death benefit provided to him or her, and also for any incidental benefits as provided under applicable tax law.

EFSG also maintained a non-qualified restoration plan (the “Restoration Plan”) for eligible employees, which was frozen effective October 31, 2002. Participants in the Restoration Plan eligible for the Company’s SERP began participating therein effective November 1, 2002.

The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $2.5 million to its pension plans in 2004. As of March 31, 2004, $1.6 million of contributions have been made. The Company presently anticipates contributing an additional $0.9 million to fund its pension plan in 2004 for a total of $2.5 million.

The components of the Pension Plan/SERP benefit and net period postretirement benefit costs are as follows (in thousands):

Radian Plan

	Pension Plan/SERP		Postretirement Welfare Plan
	March 31, 2004	March 31, 2003	March 31, 2004	March 31, 2003
Service cost	$841	$769	$3	$2
Interest cost	334	310	7	7
Expected return on plan assets	(142)	(142)	—	—
Amortization of prior service cost	75	75	(2)	(2)
Recognized net actuarial loss (gain)	54	46	(2)	(3)

Net periodic benefit cost	$1,162	$1,058	$6	$4

EFSG Plan

EFSG Pension Plan
	March 31 2004	March 31 2003
Service cost	$—	$—
Interest cost	—	108
Expected return on plan assets	—	—
Amortization of transition obligation	—	—
Amortization of prior service cost	—	—
Recognized net actuarial gain	—	(108)

Net periodic benefit cost	$—	$—

11 – Recapture of Previously Ceded Business

The following schedule shows the Consolidated Income Statement as reported (Column 1) and adjustments (Column 2) to reflect the income statement impact of the recapture (referred to in the table as the clawback) of business previously ceded to the Company by one of the primary insurer customers of the financial guaranty segment. The adjusted numbers are shown in Column 3. Management believes it is important to present the information in this manner, as this event affected the financial results for the period presented and will affect the year to date information as well. Management believes that future periods will be more comparable to Column 3.

	As Reported Quarter Ended March 31, 2004	Impact of Clawback	As Adjusted Quarter Ended March 31, 2004 Excluding Clawback	Quarter Ended March 31, 2003
(Thousands of dollars, except per-share data)
Revenues:
Net premiums written	$181,428	$(96,417)	$277,845	$252,360

Premiums earned	$243,420	$(24,892)	$268,312	$226,129
Net investment income	49,705	—	49,705	46,672
Equity in net income of affiliates	32,482	—	32,482	14,888
Other income	8,400	—	8,400	14,557

Total revenues	334,007	(24,892)	358,899	302,246

Expenses:
Provision for losses	114,767	—	114,767	67,758
Policy acquisition costs	22,283	(9,766)	32,049	31,017
Other operating expenses	53,159	—	53,159	44,441
Interest expense	9,654	—	9,654	8,584

Total expenses	199,863	(9,766)	209,629	151,800

Gains and losses:
Gain (loss) on sales of investments	26,676	—	26,676	4,025
Change in fair value of derivative instruments	4,647	(791)	5,438	(7,898)

Total gains and (losses)	31,323	(791)	32,114	(3,873)

Pretax income (loss)	165,467	(15,917)	181,384	146,573
Provision (benefit) for income taxes	45,457	(5,571)	51,028	41,801

Net income (loss)	$120,010	$(10,346)	$130,356	$104,772

Net income (loss) available to common stockholders	$120,010	$(10,346)	$130,356	$104,772

Net income (loss) per share	$1.26	$(0.11)	$1.37	$1.11

Weighted average shares outstanding (thousands)	95,078		95,078	94,297

The following schedule shows the Financial Guaranty Segment Income Statement as reported (Column 1) and adjustments (Column 2) to reflect the income statement impact of the recapture (referred to in the table as the clawback) of business previously ceded to the Company by one of the primary insurer customers of the financial guaranty segment. The adjusted numbers are shown in Column 3. Management believes it is important to present the information in this manner, as this event affected the financial results for the period presented and will affect the year to date information as well. Management believes that future periods will be more comparable to Column 3.

	As Reported Quarter Ended March 31, 2004	Impact of Clawback	As Adjusted Quarter Ended March 31, 2004 Excluding Clawback	Quarter Ended March 31, 2003
(Thousands of dollars, except per-share data)
Revenues:
Net premiums written	$(24,241)	$(96,417)	$72,176	$87,588

Premiums earned	$36,304	$(24,892)	$61,196	$58,097
Net investment income	21,144	—	21,144	18,809
Equity in net income (loss) of affiliates	(920)	—	(920)	(56)
Other income	40	—	40	1,597

Total revenues	56,568	(24,892)	81,460	78,447

Expenses:
Provision for losses	16,644	—	16,644	13,591
Policy acquisition costs	5,141	(9,766)	14,907	13,538
Other operating expenses	11,434	—	11,434	7,872
Interest expense	3,427	—	3,427	2,872

Total expenses	36,646	(9,766)	46,412	37,873

Gains and losses:
Gain (loss) on sales of investments	(619)	—	(619)	3,516
Change in fair value of derivative instruments	172	(791)	963	(4,314)

Total gains and (losses)	(447)	(791)	344	(798)

Pretax income (loss)	19,475	(15,917)	35,392	39,776
Provision (benefit) for income taxes	2,615	(5,571)	8,186	10,873

Net income (loss)	$16,680	$(10,346)	$27,206	$28,903

Loss ratio-excluding Clawback			27.2%	23.4%
Expense ratio-excluding Clawback			43.0%	36.9%

			70.2%	60.3%

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

•	general economic developments such as extended national or regional economic recessions (or expansions), business failures, material changes in housing values, changes in unemployment rates, interest rate changes or volatility, changes in investor perceptions of the strength of private mortgage insurers or financial guaranty providers, investor concern over the credit quality of municipalities and corporations, and specific risks faced by the particular businesses, municipalities or pools of assets covered by the Company’s insurance;

•	the loss of significant customers with whom the Company has a concentration of its mortgage insurance and financial guaranty insurance in force or the addition of new customers;

•	rising delinquencies in mortgage loans insured by the Company resulting from increased consolidation of mortgage lenders and servicers;

•	economic changes in regions where the Company’s mortgage insurance or financial guaranty risk is more concentrated;

•	the potential for more severe losses or more frequent losses associated with certain of the Company’s products that are riskier than traditional mortgage insurance and financial guaranty insurance policies, such as insurance on high-LTV, adjustable-rate mortgage and non-prime mortgage loans, credit insurance on non-traditional mortgage related assets such as second mortgages and manufactured housing, credit enhancement of mortgage related capital market transactions, guaranties on certain asset-backed transactions and securitizations, guaranties on obligations under credit default swaps and trade credit reinsurance;

•	the potential to be committed to insure a material number of mortgage loans with unacceptable risk profiles through the Company’s delegated underwriting program;

•	material changes in persistency rates of the Company’s mortgage insurance policies caused by changes in refinancing activity, appreciating or depreciating home values and changes in the mortgage insurance cancellation requirements of mortgage lenders and investors;

•	changes in the ability of the Company to recover amounts paid on defaulted mortgages by taking title to a mortgaged property, due to a failure of housing values to appreciate;

•	downgrades of the insurance financial strength ratings assigned by the major rating agencies to any of the Company’s operating subsidiaries at any time, which has occurred in the past;

•	changes to mortgage insurance revenues due to intense competition from others such as the Federal Housing Administration and Veterans Administration or other private mortgage insurers, and from alternative products such as “80-10-10 loan” structures used by mortgage lenders or other forms of credit enhancement used by investors;

•	changes in the business practices of Fannie Mae and Freddie Mac, the largest purchasers of mortgage loans insured by the Company;

•	changes to financial guaranty revenues due to changes in competition from other financial guaranty insurers, and from other forms of credit enhancement such as letters of credit, guaranties and credit default swaps provided by foreign and domestic banks and other financial institutions;

•	changes in the demand for private mortgage insurance caused by legislative and regulatory changes such as increases in the maximum loan amount that the Federal Housing Administration can insure;

•	changes in claims against mortgage insurance products as a result of aging of the Company’s mortgage insurance policies;

•	changes in the demand for financial guaranty insurance caused by changes in laws and regulations affecting the municipal, asset-backed debt markets and trade credit reinsurance;

•	changes to the Company’s ability to maintain sufficient reinsurance capacity needed to comply with regulatory, rating agency and internal single-risk retention limits as the Company’s business grows, in a reinsurance market that has recently become more concentrated;

•	vulnerability to the performance of the Company’s strategic investments; and

•	the loss of key personnel that could affect the Company’s future production or execution of its business strategy.

Results of Consolidated Operations - Consolidated

Net income for the first quarter of 2004 was $120.0 million or $1.26 per share compared to $104.8 million or $1.11 per share for the first quarter of 2003. The results for 2004 reflect a reduction in net income of $10.3 million or $0.11 per share related to the recapture of business previously ceded to the Company by one of the primary insurer customers of the financial guaranty segment. Also included in the results for 2004 are net gains of $31.3 million or $0.21 per share after-tax compared to a net loss of $3.9 million or $0.03 per share after-tax in the first quarter of 2003. Direct primary insurance in force in the mortgage insurance business segment, which includes the activities of Radian Guaranty Inc. (“Radian Guaranty”), Amerin Guaranty Corporation (“Amerin Guaranty”) and Radian Insurance Inc. (“Radian Insurance”) (together referred to as “Mortgage Insurance”) was $118.0 billion at March 31, 2004 compared to $119.0 billion at March 31, 2003. Total net debt service outstanding (par plus interest) on transactions insured by the financial guaranty business segment was $94.4 billion at March 31, 2004 compared to $109.0 billion at March 31, 2003. The financial guaranty business segment (“Financial Guaranty”) is conducted primarily through two insurance subsidiaries, Radian Asset Assurance Inc. (“Radian Asset Assurance”) and Radian Reinsurance Inc. (“Radian Reinsurance”). The amount reported for Financial Guaranty at March 31, 2004 reflects the recapture of approximately $25.5 billion of net debt service outstanding related to business that was previously ceded to the Company.

Consolidated premiums written for the first quarter of 2004 were $181.4 million compared to $252.4 million in the first quarter of 2003. Consolidated earned premiums for the first quarter of 2004 were $243.4 million, a $17.3 million or 7.7% increase from $226.1 million reported in the first quarter of 2003. The amount of net premiums written reported in the first quarter of 2004 reflects a reduction of $96.4 million of financial guaranty written premiums related to the recapture of business by one primary insurer, which also reduced earned premiums by $24.9 million. Net investment income increased to $49.7 million for the first quarter of 2004, up from $46.7 million in the first quarter of 2003, primarily due to growth in the investment portfolio as a result of continued positive operating cash flows. Equity in net income of affiliates increased to $32.5 million in the first quarter of 2004, up from $14.9 million in the same period of 2003. This increase resulted from very strong growth in earnings at Credit-Based Asset Servicing and Securitization LLC (“C-BASS”) and Sherman Financial Services Group LLC (“Sherman”). Other income decreased to $8.4 million in the first quarter of 2004 from $14.6 million for the same period of 2003, primarily due to the previously announced cessation of operations at RadianExpress.com Inc. (“RadianExpress”).

The provision for losses was $114.8 million for the first quarter of 2004, an increase of $47.0 million or 69.3% from the $67.8 million reported for the first quarter of 2003. Most of this increase was in Mortgage Insurance as a result of higher claims paid and an increase in default rates. Policy acquisition costs decreased to $22.3 million in the first quarter of 2004, from $31.0 million for the comparable period of 2003. The amount reported in the first quarter of 2004 reflects the $9.8 million reduction of Financial Guaranty acquisition costs resulting from the recapture of previously written business by one primary insurer. Other operating expenses were $53.2 million in the first quarter of 2004 compared to $44.4 million in the first quarter of 2003 primarily as a result of the increase in the reserve for contract underwriting remedies in Mortgage Insurance (see below in Mortgage Insurance Results of Operations). Interest expense of $9.7 million in the first quarter of 2004 increased $1.1 million or 12.8% from $8.6 million in 2003, primarily due to the issuance of $250 million of notes in February 2003 for which only a partial quarter of interest was recorded in 2003. The consolidated effective tax rate was 27.5% for 2004 compared to 28.5% in the first quarter of 2003.

Mortgage Insurance – Results of Operations

Net income for the first quarter of 2004 was $80.5 million compared to $67.7 million for the first quarter of 2003. This increase was due to an increase in gains on sales of investments and earned premiums partially offset by a higher provision for losses and higher operating expenses. Primary new insurance written during the first quarter of 2004 was $9.7 billion, an $11.6 billion or 54.5% decline from the $21.3 billion written in the first quarter of 2003. This decrease in primary new insurance written in Mortgage Insurance for the first quarter of 2004 was primarily due to a decrease in insurance written in structured transactions. The amount written in 2003 included $10.7 billion written through structured transactions while the 2004 written amount includes $0.8 billion written through structured transactions. Included in the $10.7 billion for 2003 was one large transaction for one customer composed of prime mortgage loans. Although home purchases have increased, the mortgage insurance industry did not benefit from this increase due to equity appreciation, which decreased the percentage of loans requiring mortgage insurance, and an increase in alternative mortgage executions that exclude mortgage insurance. The Company’s participation in the structured transactions market is likely to vary significantly from quarter to quarter as the Company competes with other mortgage insurers, as well as capital market executions, for these transactions.

During the first quarter of 2004, the Company wrote $86.3 million of pool insurance risk as compared to $63.4 million in the same period of 2003. The majority of this pool risk consisted of prime and Alternative A (“Alt-A”) loans.

Mortgage Insurance’s volume in the first three months of 2004 continued to be impacted by lower interest rates that affected the entire mortgage industry. The continued low interest rate environment caused refinancing activity to remain high. Mortgage Insurance’s refinancing activity as a percentage of primary new insurance written was 43.3% for the first quarter of 2004 as compared to 55.3% for the same period of 2003. The persistency rate, which is defined as the percentage of insurance in force that remains on the Company’s books after any 12-month period, was 51.5% for the 12 months ended March 31, 2004 as compared to 56.5% for the 12 months ended March 31, 2003. This decrease was consistent with the high level of refinancing activity, which caused the cancellation rate to increase. The expectation for the rest of 2004 is lower industry volume of new insurance written and higher persistency rates, influenced by relatively stable or slowly rising interest rates.

Premium rates in the mortgage insurance business are determined on a risk-adjusted basis that includes borrower, loan, and property characteristics. The Company uses models to project the premiums that the Company expects will allow a reasonable return on allocated capital. Flow business (loans insured on an individual basis) is generally priced based on rates that have been filed with the various state insurance departments. Structured mortgage insurance business is generally priced based on the specific characteristics of the insured portfolio and can vary significantly from portfolio to portfolio depending on a variety of factors including the quality of the underlying loans, the credit history of the borrowers, the amount of coverage required, and the amount, if any, of credit protection before the Company’s risk position.

Net premiums earned in the first quarter of 2004 were $207.1 million compared to $168.0 million in the same period of 2003. The net premiums earned in 2004 reflects a significant increase in non-traditional new insurance volume in Radian Insurance and Amerin Guaranty. Certain portions of this business are included in “other risk in force” and include a high percentage of second lien mortgage insurance business. Premiums earned in Radian Insurance and Amerin Guaranty, primarily from credit insurance on mortgage-related assets and second mortgages, were $29.7 million in the first quarter of 2004 compared to $15.4 million in the same period of 2003. During 2003 and continuing into 2004, Radian Guaranty also experienced a change in the mix of new insurance written. The mix now includes a higher percentage of non-prime business, which has higher premium rates commensurate with the increased level of expected loss associated with this type of insurance. Direct primary insurance in force was $118.0 billion at March 31, 2004, compared to $119.9 billion at December 31, 2003 and $119.0 billion at March 31, 2003. Total pool risk in force was $2.4 billion at March 31, 2004 and December 31, 2003 compared to $1.9 billion at March 31, 2003. Other risk in force in Radian Insurance and Amerin Guaranty was $1.2 billion at March 31, 2004 compared to $1.1 billion at December 31, 2003 and $0.5 billion at March 31, 2003.

The Company insures non-traditional loans, primarily Alt-A and A minus loans (collectively, referred to as “non-prime” business). Alt-A borrowers generally have a similar credit profile to the Company’s prime borrowers, but these loans are underwritten with reduced documentation and verification of information. The Company typically charges a higher premium rate for this business due to the reduced documentation and the Company considers this business to be moderately more risky than the prime business, but the Company does not consider this business to be significantly more risky than its prime business, as long as the loans contain relatively high credit scores above 660. The Company does insure Alt-A loans with FICO scores below 660 and charges a significantly higher premium for the level of increased risk. The A minus loan programs typically have non-traditional credit standards that are less stringent than standard credit guidelines. To compensate for this additional risk, the Company receives a higher premium for insuring this product, which the Company believes is commensurate with the additional default risk. During the first quarter of 2004, non-prime business accounted for $3.4 billion or 35.1% of Mortgage Insurance’s new primary insurance written as compared to $7.8 billion or 36.6% for the same period in 2003. At March 31, 2004, non-prime insurance in force was $36.9 billion or 31.2% of total primary insurance in force as compared to $32.2 billion or 27.1% at March 31, 2003. Of the $3.4 billion of non-prime business written in the first quarter of 2004, $2.5 billion or 73.5% was Alt-A. Of the $36.9 billion of non-prime insurance in force at March 31, 2004, $23.6 billion or 64.0% was Alt-A. The Company anticipates that the trend of a high mix of non-prime mortgage insurance business and non-traditional insurance products will continue as a result of structural changes and competitive products in the mortgage lending business.

The Company insures mortgage-related assets in a Pennsylvania domiciled insurer, Radian Insurance. Radian Insurance is rated “AA” by Standard & Poor’s Insurance Rating Service (“S&P”) and Fitch Ratings (“Fitch”) and “Aa3” by Moody’s Investors Service (“Moody’s”) and was formed to write credit insurance on mortgage-related assets that are not permitted to be insured by monoline mortgage guaranty insurers. Such assets include second mortgages, manufactured housing loans, home equity loans and mortgages with loan-to-value ratios above 100%. Radian Insurance also provides credit enhancement to mortgage-related capital market transactions. In October 2001, Radian Insurance entered into a reinsurance agreement with one of its Financial Guaranty affiliates, Radian Asset Assurance for a substantial part of its business at that time that was characterized as financial guaranty business. In 2002, most of the credit insurance on mortgage and mortgage-related assets was written in Radian Asset Assurance. Some of this business was reinsured by Radian Insurance. During 2003 and 2004, such business was written in both Radian Asset Assurance and Radian Insurance. The Company expects that future business will continue to be written by both Radian Insurance and Radian Asset Assurance, but the Company has committed that the risk will remain with the business segment that originated the business.

Mortgage Insurance and other companies in the industry have entered into risk/revenue-sharing arrangements with various customers that are designed to allow the customer to participate in the risks and rewards of the mortgage insurance business. One such product is captive reinsurance, in which a mortgage lender establishes a mortgage reinsurance company that assumes part of the risk associated with that lender’s insured book of business. In most cases, the risk assumed by the reinsurance company is an excess layer of aggregate losses that would be penetrated only in a situation of adverse loss development. For the first quarter of 2004, premiums ceded under captive reinsurance arrangements were $19.2 million, or 9.8% of total premiums earned during the period, as compared to $18.5 million, or 10.8% of total premiums earned for the same period of 2003. New primary insurance written under captive reinsurance arrangements was $4.3 billion, or 45.0% of total new primary insurance written for the first quarter of 2004 as compared to $5.3 billion, or 24.9% for the same period in 2003. Primary insurance written in structured transactions is not typically eligible for captive reinsurance arrangements. Prior to 2004, the Company had experienced a trend toward increased use of these risk/revenue-sharing arrangements at increased percentage levels. The Company continues to evaluate the level of revenue sharing against risk sharing on a customer-by-customer basis.

Net investment income for the first quarter of 2004 was $28.5 million, a 2.5% increase compared to $27.8 million for the same period of 2003. This increase was a result of continued growth in invested assets primarily due to positive operating cash flows and the allocation of interest income from net financing activities. The Company has continued to invest some of its net operating cash flow in tax-advantaged securities, primarily municipal bonds, although the Company’s investment policy allows the purchase of various other asset classes, including common stock and convertible securities. The Company’s common equity exposure is targeted at a maximum of 5% of the investment portfolio’s market value, while the investment-grade convertible securities and investment-grade taxable bond exposures are each targeted not to exceed 10%.

The provision for losses for the first quarter of 2004 was $98.1 million, an increase of $43.9 million or 81.0% from $54.2 million for the same period of 2003 primarily as a result of a higher mix of non-traditional insured loans. The seasoning of this higher mix of non-traditional insured loans resulted in an increase in claims coupled with higher delinquency (or default) rates. Claim activity is not spread evenly throughout the coverage period of a book of business. Relatively few claims on prime business are received during the first two years following issuance of a policy and on non-prime business during the first year. Historically, claim activity on prime loans has reached its highest level in the third through fifth years after the year of policy origination, and on non-prime loans this level is expected to be reached in the second through fourth years. Approximately 78.2% of the primary risk in force and approximately 38.8% of the pool risk in force at March 31, 2004 had not yet reached its highest claim frequency years. The combined default rate for both primary and pool insurance, excluding second lien insurance coverage, was 3.1% at March 31, 2004, compared to 3.2% at December 31, 2003 and 2.7% at March 31, 2003 while the default rate on the primary business was 4.5% at March 31, 2004 compared to 4.7% at December 31, 2003 and 3.8% at March 31, 2003. The change in the default rate on the primary business from December 31, 2003 was caused by a 20 basis point increase in the delinquency rate on the non-prime business as a result of that business’ seasoning, with the delinquency rate on the prime business down 40 basis points from year end as described in the following tables. A strong economy generally results in better loss experience and a decrease in the overall level of losses. A weakening of the economy could negatively impact the Company’s overall default rates, which would result in an increase in the provision for losses.

The total number of defaults decreased from 50,080 at December 31, 2003 to 46,451 at March 31, 2004. Some part of this decrease is likely due to seasonality. The average loss reserve per default increased from $10,253 at the end of 2003 to $11,218 at March 31, 2004. The higher reserve per default is a result of an increase in the expected roll rate from delinquency to claim. The loss reserve as a percentage of risk in force was 1.7% at March 31, 2004 and December 31, 2003. A majority of the non-prime mortgage insurance business has experienced a consistent increase in the number of defaults. Although the default rate on this business is higher than on the prime book of business, higher premium rates charged for non-prime business are expected to compensate for the increased level of expected losses associated with this business. The number of non-prime loans in default at March 31, 2004 was 19,637, which represented 51% of the total primary loans in default, slightly lower than the 19,840 non-prime loans in default at December 31, 2003, which represented 47% of the total primary loans in default. The default rate on the Alt-A business was 5.7% at March 31, 2004 compared to 5.3% at December 31, 2003. The default rate on the A minus and below loans was 11.4% at March 31, 2004 and December 31, 2003. It is too early to determine whether ultimate losses on the non-prime business will reflect the assumptions made when the business was originated. The default rate on the prime business was 3.1% and 3.5% at March 31, 2004 and December 31, 2003, respectively.

Direct claims paid for the first quarter of 2004 were $88.6 million compared to $53.3 million for the comparable period of 2003. The severity of loss payments has increased over the past few years due primarily to deeper coverage amounts and larger loan balances. In addition, claims paid in 2004 have been impacted by the rise in delinquencies in 2002 and 2003 that have proceeded to foreclosure. Alt-A loans have a significantly higher average claim payment due to higher loan balances and greater coverage percentages. Claims paid on second lien mortgages increased year over year as a result of the increase in the volume of business written in 2003, for which the Company has begun to pay claims. A disproportionately higher incidence of claims in Georgia and Utah is directly related to questionable property value estimates in those states. The Company’s Risk Management department identified these issues several years ago and has put into place several property valuation checks and balances to mitigate the risk of these issues from recurring. Further, these same techniques are being applied to all mortgage insurance transactions. The Company expects this higher incidence of claims in Georgia and Utah to continue until loans originated in Georgia and Utah prior to the implementation of these preventive measures become sufficiently seasoned. The higher level of claim incidence in Texas partly resulted from unemployment levels that were higher than the national average and lower home price appreciation. The Company believes that claims in the Midwest and Southeast have been rising and will continue to rise due to the weakening of the industrial sector of the economy. The Company anticipates that overall claim payments will continue to increase throughout 2004.

The following table provides selected information as of and for the periods indicated for the Mortgage Insurance segment:

	Three Months Ended
	March 31 2004	December 31 2003	March 31 2003
($ thousands, unless specified otherwise)
Provision for losses	$98,123	$96,994	$54,167
Reserve for losses	$521,102	$513,473	$484,069

Default Statistics
Primary Insurance
Prime
Number of insured loans	629,719	640,778	690,647
Number of loans in default	19,240	22,156	20,452
Percentage of total loans in default	3.06%	3.46%	2.96%

Alt-A
Number of insured loans	137,247	138,571	109,907
Number of loans in default	7,880	7,343	4,844
Percentage of total loans in default	5.74%	5.30%	4.41%

A Minus and below
Number of insured loans	103,545	110,054	107,181
Number of loans in default	11,757	12,497	9,694
Percentage of loans in default	11.35%	11.36%	9.04%

Total
Number of insured loans	870,511	889,403	907,735
Number of loans in default	38,877	41,996	34,990
Percentage of loans in default	4.71%	4.72%	3.85%

Direct claims paid:
Prime	$32,059	$31,404	$24,064
Alt-A	20,525	20,432	8,608
A minus and below	22,634	21,376	13,935
Seconds	13,399	5,546	6,706

Total	$88,617	$78,758	$53,313

Average claim paid:
Prime	$24.5	$24.8	$22.7
Alt-A	42.6	39.7	37.3
A minus and below	27.7	27.2	24.7
Seconds	30.1	24.1	24.2
Total	29.0	28.2	25.0

	Three Months Ended
	March 31 2004	December 31 2003	March 31 2003
Claims paid:
Georgia	$8,569	$6,736	$4,921
Texas	8,038	6,746	2,898
North Carolina	5,228	5,545	1,581
Utah	4,199	3,974	2,374
Colorado	3,756	3,620	1,416

Percentage of total claims paid:
Georgia	9.7%	8.5%	9.2%
Texas	9.1	8.6	5.4
North Carolina	5.9	7.0	3.0
Utah	4.7	5.0	4.5
Colorado	4.2	4.6	2.7

Risk in force: ($ millions)
California	$3,822	$3,988	$4,293
Florida	2,308	2,264	2,122
New York	1,592	1,630	1,651
Texas	1,454	1,443	1,404
Georgia	1,255	1,246	1,212
Total risk in force:	$26,906	$27,106	$26,406

Percentage of total risk in force:
California	14.2%	14.7%	16.3%
Florida	8.6	8.4	8.0
New York	5.9	6.0	6.3
Texas	5.4	5.3	5.3
Georgia	4.7	4.6	4.6

	Three Months Ended
	March 31 2004		December 31 2003		March 31 2003
Primary new insurance written ($ millions)
Flow	$8,842	91.5%	$11,321	89.2%	$10,589	49.8%
Structured	824	8.5	1,371	10.8	10,687	50.2

Total	$9,666	100.0%	$12,692	100.0%	$21,276	100.0%

Prime	$6,271	64.9%	$3,990	31.4%	$13,500	63.4%
Alt-A	2,487	25.7	7,491	59.0	5,104	24.0
A minus and below	908	9.4	1,211	9.6	2,672	12.6

Total	$9,666	100.0%	$12,692	100.0%	$21,276	100.0%

Total primary new insurance written by FICO(a) score ($ millions)
<=619	$705	7.3%			$2,413	11.3%
620-679	3,209	33.2			5,523	26.0
680-739	3,445	35.6			7,081	33.3
>=740	2,066	21.4			6,175	29.0
Unreported	241	2.5			84	0.4

Total	$9,666	100.0%			$21,276	100.0%

Percentage of primary new insurance written
Monthlies		94%		95%		94%
Refinances		43%		37%		55%
95.01% LTV(b) and above		12%		31%		14%
ARMS		34%		31%		49%

Primary risk written ($ millions)
Flow	$2,313	89.5%	$2,912	88.1%	$2,542	47.2%
Structured	272	10.5	394	11.9	2,842	52.8

Total	$2,585	100.0%	$3,306	100.0%	$5,384	100.0%

Other risk written ($ millions)
Seconds	$52
NIMS and other	168

Total other risk written	$220

Captives
Premiums ceded to captives ($ millions)	$19.2		$19.0		$18.5
% of total premiums	9.8%		10.1%		10.8%
NIW subject to captives ($ millions)	$4,349		$4,746		$5,297
% of primary NIW	45.0%		37.4%		24.9%
IIF subject to captives	30.3%		29.2%		28.2%
RIF subject to captives	32.2%		31.3%		30.7%

Primary insurance in force ($ millions)
Flow	$91,403	77.4%	$91,709	76.5%	$91,430	76.8%
Structured	26,618	22.6	28,178	23.5	27,606	23.2

Total	$118,021	100.0%	$119,887	100.0%	$119,036	100.0%

	Three Months Ended
	March 31 2004		December 31 2003		March 31 2003
Primary insurance in force ($ millions)
Prime	$81,168	68.8%	$82,096	68.5%	$86,793	72.9%
Alt-A	23,589	20.0	23,710	19.8	18,901	15.9
A minus and below	13,264	11.2	14,081	11.7	13,342	11.2

Total	$118,021	100.0%	$119,887	100.0%	$119,036	100.0%

Primary risk in force ($ millions)
Flow	$22,305	82.9%	$22,261	82.1%	N/A	N/A
Structured	4,601	17.1	4,845	17.9	N/A	N/A

Total	$26,906	100.0%	$27,106	100.0%	N/A	N/A

Prime	$18,332	68.1%	$18,449	68.0%	$19,922	73.0%
Alt-A	5,340	19.9	5,253	19.4	4,121	15.1
A minus and below	3,234	12.0	3,404	12.6	3,259	11.9

Total	$26,906	100.0%	$27,106	100.0%	$27,302	100.0%

Total primary risk in force by FICO score ($ millions)
<=619	$3,267	12.1%	$3,508	12.9%	$3,632	13.3%
620-679	8,735	32.5	8,773	32.4	8,545	31.3
680-739	8,913	33.1	8,847	32.7	8,918	32.6
>=740	5,740	21.4	5,728	21.1	5,916	21.7
Unreported	251	0.9	250	0.9	291	1.1

Total	$26,906	100.0%	$27,106	100.0%	$27,302	100.0%

Percentage of primary risk in force
Monthlies	91%
Refinances	39%
95.01% LTV and above	12%
ARMs	27%

Total primary risk in force by LTV ($ millions)
95.01% and above	$3,239	12.0%	$3,067	11.3%	$2,364	8.7%
90.01% to 95.00%	10,119	37.6	10,184	37.6	10,676	39.1
85.01% to 90.00%	9,942	37.0	10,024	37.0	10,275	37.6
85.00% and below	3,606	13.4	3,831	14.1	3,987	14.6

Total	$26,906	100.0%	$27,106	100.0%	$27,302	100.0%

Total primary risk in force by policy year ($ millions)
2001 and prior	$6,614	24.6%	$7,837	28.9%	$14,014	51.3%
2002	5,467	20.3	6,198	22.9	9,762	35.8
2003	12,291	45.7	13,071	48.2	3,526	12.9
2004	2,534	9.4	—	0.0	—	0.0

Total	$26,906	100.0%	$27,106	100.0%	$27,302	100.0%

	Three Months Ended
	March 31 2004	December 31 2003	March 31 2003
Pool insurance ($ millions)
Number of insured loans	565,264	599,140	599,255
Number of loans in default	5,739	5,738	6,040
Percentage of loans in default	1.02%	0.96%	1.01%

Pool risk written	$86	$279	$63
GSE(c) pool risk in force	$1,423	$1,393	$1,215
Total pool risk in force	$2,430	$2,415	$1,860

Other risk in force ($ millions)
Seconds	$731	$725	$413
NIMS and other	475	328	81

Total other risk in force	$1,206	$1,053	$494

	Quarter Ended
	March 31 2004		March 31 2003
Alt-A Information

Primary new insurance written by FICO score ($ millions)
<=619	$20	0.8%	$5	0.1%
620-659	464	18.7	764	15.0
660-679	444	17.8	524	10.2
680-739	1,122	45.1	1,807	35.4
>=740	435	17.5	2,002	39.2
Unreported	2	0.1	2	0.1

Total	$2,487	100.0%	$5,104	100.0%

Primary risk in force by FICO score ($ millions)
<=619	$94	1.7%	$105	2.5%
620-659	1,280	24.0	1,099	26.7
660-679	904	16.9	645	15.7
680-739	2,152	40.3	1,546	37.5
>=740	900	16.9	716	17.4
Unreported	10	0.2	10	0.2

Total	$5,340	100.0%	$4,121	100.0%

Primary risk in force by LTV ($ millions)
95.01% and above	$512	9.6%	$177	4.3%
90.01% to 95.00%	1,876	35.1	1,409	34.2
85.01% to 90.00%	2,132	39.9	1,713	41.5
85.00% and below	820	15.4	822	20.0

Total	$5,340	100.0%	$4,121	100.0%

Primary risk in force by policy year ($ millions)
2001 and prior	$640	12.0%	$1,240	30.1%
2002	1,209	22.6	2,159	52.4
2003	2,785	52.2	722	17.5
2004	706	13.2	—	0.0

Total	$5,340	100.0%	$4,121	100.0%

(a)	Fair Isaac and Company (“FICO”) credit scoring model.
(b)	Loan-to-value ratios. The ratio of the original loan amount to the value of the property.
(c)	Government Sponsored Enterprises (“GSEs”), i.e. Freddie Mac and Fannie Mae.

Policy acquisition costs and other operating expenses were $54.9 million in the first quarter of 2004, an increase of $8.0 million or 17.1% compared to $46.9 million for the first quarter of 2003. Policy acquisition costs relate directly to the acquisition of new business and other operating expenses consist primarily of contract underwriting expenses, overhead and administrative costs. Mortgage Insurance utilizes its underwriting skills to provide an outsourced underwriting service to its customers known as contract underwriting. For a fee, Mortgage Insurance underwrites loan files for secondary market compliance while concurrently assessing the file for mortgage assurance, if applicable. Policy acquisition costs were $17.1 million in the first quarter of 2004, a decrease of $0.4 million or 2.3% from $17.5 million in the first quarter of 2003. The amortization of these expenses is related to the recognition of gross profits over the life of the policies. Much of the amortization for the current year represents costs that were incurred in 2003. Other operating expenses were $37.8 million for the first quarter of 2004, an increase of $8.4 million or 28.6% from $29.4 million for the first quarter of 2003. This reflects an increase in the reserve for contract underwriting remedies. The Company gives recourse to its customers on loans it underwrites for compliance. If the Company makes a material error in underwriting a loan, the Company agrees to provide a remedy of placing mortgage insurance coverage on the loan, purchasing the loan or indemnifying the lender against losses associated with the loan. From time to time, the Company sells on market terms loans it has purchased to its affiliate C-BASS. Loans sold to C-BASS for the first quarter of 2004 were $4.4 million. There were no loans sold to C-BASS during the first quarter of 2003. During 2003, the Company processed requests for remedies on fewer than 1% of loans underwritten, but as a result of increased underwriting in recent years, a strengthening of the contract underwriting reserve for remedies was necessary. Contract underwriting expenses for the first quarter of 2004, included in other operating expenses, were $17.7 million as compared to $13.2 million in the first quarter of 2003, an increase of 34.1%. Other income, which primarily includes income related to contract underwriting services, was $5.5 million for the first quarter of 2004 compared to $6.6 million for the first quarter of 2003. During 2004, loans written via contract underwriting accounted for 22.9% of applications, 21.8% of commitments, and 21.7% of certificates issued by Mortgage Insurance as compared to 25.0%, 23.5% and 18.7%, respectively, in the same period of 2003.

Interest expense for the first quarter of 2004 was $5.5 million compared to $5.1 million for the first quarter of 2003. This represented the allocation of interest on the long-term debt issued during 2001 and 2002 and the $250 million of debt issued in February 2003. Net gains on sales of investments and changes in the fair value of derivative instruments of $28.5 million in the first quarter of 2004 increased from a net loss of $3.2 million in the comparable period of 2003. This primarily related to increased gains on sales of investments as a result of changes in asset allocation and investment execution strategies.

The effective tax rate was 27.6% for the first quarter of 2004 compared to 27.3% for the first quarter of 2003. The tax rate reflects the Company’s significant investment in tax-advantaged securities.

The U.S. Department of Housing and Urban Development (“HUD”) has proposed a rule under the Real Estate Settlement Procedures Act (“RESPA”) to create an exemption from the provisions of RESPA that prohibit the giving of any fee, kickback or thing of value pursuant to any agreement or understanding that real estate settlement services will be referred. The proposed rule would have made the exemption available to lenders that, at the time a borrower submits a loan application, give the borrower a firm, guaranteed price for all settlement services associated with the loan. This proposed rule has been withdrawn and there is no indication that it or any similar rule will be submitted in the future.

Financial Guaranty– Results of Operations

The financial guaranty insurance segment operations are conducted through insurance subsidiaries of EFSG and primarily involve the direct insurance and reinsurance of public finance bonds and asset-backed securities, and other structured financial obligations, including credit default swaps and certain other financial guaranty contracts. Financial guaranty and trade credit reinsurance (which protects sellers of goods under certain circumstances against non-payment of the receivables they hold from buyers of their goods) is assumed from a limited number of direct insurers. Approximately 35.1% of total gross written premiums for Financial Guaranty (excluding the impact of the recapture of business previously ceded to the Company by one of the primary insurer customers) were derived from four insurers in the first quarter of 2004. A substantial reduction in the amount of insurance assumed from one or more of these principal clients could have a material adverse effect on Financial Guaranty’s gross written premiums and, potentially, its results of operations. Effective July 1, 2003, Radian Reinsurance and one of its primary customers terminated their ongoing treaty relationship. As discussed below, effective January 31, 2004, this customer exercised its right to recapture a substantial portion of its financial guaranty business previously ceded to Radian Reinsurance. This resulted in a reduction of written premiums of $96.4 million and earned premiums of $24.9 million in the first quarter of 2004. Five trade credit insurers were responsible for 22.0% of gross premiums written in the financial guaranty segment (excluding the impact of the recapture of business previously ceded to the Company by one of the primary insurer customers) in the first quarter of 2004. The Company’s trade credit reinsurance may cover receivables as to which the buyer and seller are in the same country, as well as cross-border receivables. In such cross-border transactions, the Company sometimes provides coverage that extends to certain political risks, such as foreign currency controls and expropriation, which could interfere with the payment by the buyer of the goods that are the subject of the transaction being reinsured by the Company.

As a result of an October 2002 downgrade of the Insurer Financial Strength rating of Radian Reinsurance from “AAA” to “AA” by S&P, one of Radian Reinsurance’s primary insurance customers exercised its right to recapture financial guaranty business previously ceded to Radian Reinsurance, representing 8.7% of gross written premiums for Financial Guaranty in 2003. The Company estimates that in 2004, the recapture of reinsurance business will reduce pre-tax income by $37.8 million or approximately $0.26 per share after tax. This results from the one-time loss related to the difference in statutory accounting and accounting principles generally accepted in the United States of America (“GAAP”) unearned premiums on the recaptured business, as well as income lost in 2004 from the recaptured business.

Radian Reinsurance has reached agreement with the remaining primary insurers whereby, without additional cost to Radian Reinsurance such primary insurers have agreed not to exercise their rights with respect to the downgrade of Radian Reinsurance by S&P. For further information about the impact on Financial Guaranty and the Company as a result of the recapture of financial guaranty business from Radian Reinsurance, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, under the caption “Financial Guaranty-Results of Operations”.

In April 2003, Fitch downgraded the Insurer Financial Strength rating of Radian Reinsurance from “AAA” to “AA” and removed it from “negative watch”. None of Radian Reinsurance’s primary insurer customers had a right to recapture business with respect to the downgrade by Fitch.

In December 2003, Moody’s placed the Aa2 Insurance Financial Strength rating of Radian Reinsurance on review for possible downgrade. In January 2004, S&P revised its outlook for Radian Group, Radian Asset Assurance and Radian Reinsurance to negative from stable. For information regarding the potential impact on Financial Guaranty and the Company were Radian Asset Assurance or Radian Reinsurance to be downgraded by Moody’s or S&P, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, under the caption “Financial Guaranty-Results of Operations”.

In April 2004, the Board of Directors of Radian Asset Assurance and Radian Reinsurance approved the merger of the financial guaranty reinsurance business of Radian Reinsurance into Radian Asset Assurance (the “Merger”). The Merger will be presented to each company’s sole shareholder for its approval shortly and, upon receipt of certain confirmations from third parties, including the relevant rating agencies, the Merger is expected to be consummated. The Company currently anticipates that the Merger could be consummated as early as June 2004. Upon consummation of the Merger, the financial guaranty reinsurance business currently conducted by Radian Reinsurance and the direct financial guaranty business conducted by Radian Asset Assurance would be conducted by a single company, Radian Asset Assurance, and Radian Asset Assurance would have greater assets, liabilities and shareholder’s equity than it currently has on a stand-alone basis. Financial Guaranty has received regulatory approval of the Merger from the New York and California Insurance Departments, subject to the satisfaction of certain conditions. However, there can be no assurance that the Merger will occur. For further information about the Merger, see the “Business” section in Part I, Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, under the caption “Potential Merger of Radian Asset Assurance and Radian Reinsurance.”

Net income for the first quarter of 2004 was $16.9 million, a $12.0 million or 41.5% decrease from $28.9 million for the same period of 2003. The amount reported for 2004 includes an initial $10.3 million after tax impact of the recapture of insurance business previously ceded to the Company by one of the primary insurers. Net premiums written and earned for the first quarter of 2004 were $(24.2) million and $36.3 million, respectively, compared to $87.6 million and $58.1 million for the first quarter of 2003. Net premiums written and earned have been reduced by $96.4 million and $24.9 million, respectively, due to the recapture of business previously discussed. Included in net premiums written and earned for the first quarter of 2004 were $10.1 million and $9.9 million, respectively, of credit enhancement fees on derivative financial guaranty contracts, compared to $8.1 million and $8.5 million, respectively, for net premiums written and earned in the same period of 2003. In 2004, Financial Guaranty originated $0.9 billion of par in the public finance area, including $0.3 billion in the healthcare sector and $0.4 billion in general obligation bonds. In the structured finance area, Financial Guaranty originated $1.6 billion of par for the three months ended March 31, 2004, primarily in the form of guaranties on collateralized debt obligations and asset-backed securities. In the first quarter of 2003, Financial Guaranty originated $1.9 billion in par in the public finance area, including $0.4 billion in general obligation bonds, $0.4 billion in the water/sewer/electric and gas sector and $0.4 billion in the other municipal area. Financial Guaranty also originated $4.1 billion of par in the structured finance area in the first quarter of 2003, primarily in the form of collateralized debt obligations and asset-backed securities.

The gross par originated for the periods indicated is as follows:

	Three Months Ended
Type	March 31, 2004	December 31, 2003	March 31, 2003
(in millions)
Public finance:
General obligation and other tax supported	$388	$1,289	$419
Water/sewer/electric gas and investor-owned utilities	168	325	392
Healthcare	289	333	249
Airports/transportation	4	173	284
Education	29	279	155
Other municipal	1	13	353
Housing	53	17	52

Total public finance	932	2,429	1,904

Structured finance:
Asset-backed	574	1,009	1,669
Collateralized debt obligations	1,071	800	2,457
Other structured	0	187	15

Total structured finance	1,645	1,996	4,141

Total	$2,577	$4,425	$6,045

In July 2003, the State of California Department of Insurance issued Radian Asset Assurance a Certificate of Authority to write financial guaranty insurance in California. As a result, the Company believes that Radian Asset Assurance has additional opportunities to write financial guaranty insurance, particularly on public finance obligations, which could favorably increase Radian Asset Assurance’s net premiums written in the public finance direct area in the near future, and subsequently increase Radian Asset Assurance’s net premiums earned as such premium written becomes earned over the life of the obligations insured.

In August 2003, the Financial Services Authority of the United Kingdom granted permission under Part IV of the Financial Services & Markets Act 2000 for Radian Asset Assurance Limited (“RAAL”), a subsidiary of Radian Asset Assurance, to conduct an insurance business in the United Kingdom. As a result of this additional authority, through RAAL, the Company will have additional opportunities to write financial guaranty insurance in the United Kingdom and, subject to compliance with the European passport rules, throughout the European Union, which could increase Radian Asset Assurance’s net premiums written (on a consolidated basis) in the near future, and subsequently increase its net premiums earned (on a consolidated basis), as such premium written becomes earned over the life of the obligations insured.

The following table shows the breakdown of premiums written and earned for each period:

	Quarter Ended March 31
	2004	2003
	(in thousands)
Net premiums written:
Public finance direct	$8,187	$10,268
Public finance reinsurance	20,468	23,531
Structured direct	17,747	17,810
Structured reinsurance	8,812	14,368
Trade credit	16,962	21,611

	72,176	87,588
Impact of recapture (1)	(96,417)	—

Total net premiums written	$(24,241)	$87,588

Net premiums earned:
Public finance direct	$5,799	$3,887
Public finance reinsurance	11,202	11,078
Structured direct	18,446	18,412
Structured reinsurance	9,732	12,283
Trade credit	16,017	12,437

	61,196	58,097
Impact of recapture (1)	(24,892)	—

Total net premiums earned	$36,304	$58,097

(1)	Amounts recorded related to the recapture of previously ceded business by one of the primary insurers.

Included in net premiums earned for the first quarter of 2004 were refundings of $1.9 million, while the first quarter of 2003 included refundings of $1.6 million.

The following schedule depicts the expected amortization of the unearned premium for the existing financial guaranty portfolio, assuming no advance refundings, as of March 31, 2004. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay financial guaranty obligations. Unearned premium amounts are net of prepaid reinsurance.

($ millions)	Ending Net Unearned Premiums	Unearned Premium Amortization	Future Installments	Total Premium Earnings
2004	$490.6	$71.6	$53.5	$125.1
2005	435.7	54.9	77.0	131.9
2006	387.7	48.0	65.5	113.5
2007	345.1	42.6	48.4	91.0
2008	309.7	35.4	30.0	65.4

2004-2008	309.7	252.4	274.4	526.9
2009-2013	175.7	134.2	66.0	200.2
2014-2018	90.1	85.4	27.8	113.2
2019-2023	36.8	53.3	18.6	71.9
After 2023	0.0	36.8	22.4	59.2

Total		$562.2	$409.2	$971.4

The following table shows the breakdown of claims paid and incurred losses for each period:

	Quarter Ended March 31
	2004	2003
Claims Paid:
Trade Credit	$6,628	$4,224
Financial Guaranty	2,637	404
Conseco	7,405	—

	16,670	4,628
Impact of recapture (2)	11,488	—

Total	$28,158	$4,628

Incurred Losses:
Trade Credit	$8,202	$7,388
Financial Guaranty	8,442	6,203

Total	$16,644	$13,591

(2)	Amounts recorded related to the recapture of previously ceded business by one of the primary insurers.

Net investment income was $21.1 million for the first quarter of 2004 compared to $18.8 million for the same period of 2003. This increase was a result of continued growth in invested assets primarily due to positive operating cash flows and the allocation of interest income from net financing activities. The Company has continued to invest some of its net operating cash flow in tax-advantaged securities, primarily municipal bonds, although the Company’s investment policy allows the purchase of various other asset classes, including common stock and convertible securities. The Company’s common equity exposure is targeted at a maximum of 5% of the investment portfolio’s market value, while the investment-grade convertible securities and investment-grade taxable bond exposures are each targeted not to exceed 10%. Equity in net income of affiliates for the first quarter of 2004 was a loss of $0.9 million related to the Company’s investment in Primus Guaranty, Ltd., a Bermuda holding company and parent to Primus Financial Products, LLC (“Primus”), a company that provides credit risk protection to derivatives dealers and credit portfolio managers on individual investment-grade entities. The amount reported in the comparable period of 2003 was not material. The results of Primus are unpredictable as much of their earnings are derived from mark-to-market gains and losses. In April 2004, Primus filed a registration statement with the Securities and Exchange Commission of the United States of America to register an initial public offering of its common shares. The Company does not anticipate any significant impact on the results of its operations as a result of this filing.

The provision for losses was $16.6 million for the first quarter of 2004 compared to $13.6 million for the same period of 2003. The provision for losses represented 45.8% of net premiums earned (including the impact of the recapture) in the first quarter of 2004 compared to 23.4% in the same period of 2003. The provision for losses was 27.2% of net premiums earned for the first quarter of 2004, excluding the impact of the recapture. The Company paid $7.4 million in claims in the first quarter of 2004 related to a single manufactured housing transaction with Conseco Finance Corp. that was fully reserved for in 2003. The Company expects that losses related to this transaction will be paid out over the next several years. Policy acquisition and other operating expenses were $16.6 million for the first quarter of 2004 compared to $21.4 million for the first quarter of 2003. The amount reported in the first quarter of 2004 reflects the $9.8 million reduction in acquisition costs resulting from the recapture of previously written business. The operating expense ratio of 45.7% (including the impact of the recapture) for the first quarter of 2004 was up from 36.9% in the same period of 2003, due to fees for the preferred securities transaction discussed in Note 7 and higher expenses to support the increased volume of business. The operating expense ratio was 43.0% for the first quarter of 2004, excluding the impact of the recapture. Included in policy acquisition costs and other operating expenses for the first quarter of 2004 and 2003 were $1.4 million and $1.3 million, respectively, of origination costs related to derivative financial guaranty contracts. Interest expense was $3.4 million for the first quarter of 2004 compared to $2.9 million for the first quarter of 2003. The amount reported in 2003 included interest on the $75.0 million of EFSG’s short-term debt, which matured during the first quarter of 2003. Both periods include interest allocated on the Company’s debt financing. Net losses on sales of investments and changes in the fair value of derivative instruments of $0.5 million for the first quarter of 2004 decreased from an $0.8 million loss for the same period of 2003. The 2004 amount includes a $0.8 million loss related to the recapture of business. This decrease related primarily to lower gains on the sales of investments partially offset by mark-to-market gains on derivative instruments.

The effective tax rate was 13.4% for the first quarter of 2004, compared to 27.3% for the comparable period of 2003. The tax rate reflects the lower level of pre-tax income, as well as a higher percentage of income from tax-advantaged securities.

Financial Services – Results of Operations

The Financial Services results include the operations of RadianExpress and the asset-based business conducted through minority owned affiliates, C-BASS and Sherman. The Company owns a 46% interest in C-BASS and a 41.5% interest in Sherman. Effective January 1, 2003, Sherman’s management exercised its right to acquire additional ownership of Sherman, reducing the Company’s ownership interest in Sherman from 45.5% to 41.5%. The Company recorded a $1.3 million loss on this transaction. C-BASS is engaged in the purchasing, servicing, and/or securitizing of special assets, including sub-performing/non-performing and seller-financed residential mortgages, real estate and subordinated residential mortgage-based securities. Sherman’s business focuses on purchasing and servicing delinquent, primarily unsecured consumer assets.

In June 2002, the Company received a cease and desist order from the State of California in connection with the offering of its Radian lien protection product, which it appealed. On January 6, 2003, the Company received a decision from an administrative law judge in California sustaining the cease and desist order, which was subject to the approval of the California Commissioner of Insurance. In July 2003, after initially rejecting the proposed opinion of the administrative law judge and reopening the matter, the California Commissioner of Insurance affirmed the cease and desist order. In January 2004, the California Superior Court issued an order denying the Company’s appeal from the California Commissioner of Insurance’s decision. This decision is currently on appeal. The decision significantly reduced the potential for increased revenues at RadianExpress, the Radian entity through which Radian Lien Protection sales would have been processed. The Company had contained operating expenses in RadianExpress as a result of the effect on business caused by the cease and desist order, and after reviewing alternative business propositions and strategies for RadianExpress decided to cease doing business at RadianExpress. In December 2003, the Company announced that it would cease operations of RadianExpress in a phased shutdown to be completed early in 2004. During the first quarter of 2004, RadianExpress ceased processing new orders and it is completing the final processing of the remaining transactions.

Net income for the first quarter of 2004 was $16.9 million, up from $8.2 million for the first quarter of 2003. Equity in net income of affiliates (pre-tax) was $33.4 million for the first quarter of 2004, up $18.5 million or 124.2% from $14.9 million (pre-tax) in the first quarter of 2003. C-BASS accounted for $20.9 million of this total in the first quarter of 2004 compared to $9.8 million for the same period in 2003. These results tend to vary significantly from period to period due to a portion of C-BASS’s income being generated from sales of mortgage-backed securities in the capital markets. These markets can be volatile, subject to change in interest rates, the credit environment and liquidity. Equity in net income of affiliates included $12.5 million (pre-tax) for Sherman in the first quarter of 2004 compared to $5.1 million (pre-tax) in the same period of 2003.

RadianExpress recorded $1.7 million of other income and $2.0 million of operating expenses for the first quarter of 2004 compared to $5.0 million and $5.5 million, respectively, for the same period in 2003.

Other

A wholly-owned subsidiary of EFSG, Singer Asset Finance Company L.L.C. (“Singer”), which had been engaged in the purchase, servicing, and securitization of assets including state lottery awards and structured settlement payments, is currently operating on a run-off basis. Its operations consist of servicing and/or disposing of Singer’s previously originated assets and servicing of Singer’s non-consolidated special purpose vehicles. The results of this subsidiary are not material to the financial results of the Company. At March 31, 2004, the Company has approximately $447 million and $429 million of non-consolidated assets and liabilities, respectively, associated with Singer special purpose vehicles. The Company’s investment in these special-purpose vehicles is $18.0 million at March 31, 2004. At December 31, 2003, the Company had $465 million and $447 million of non-consolidated assets and liabilities, respectively, associated with Singer special purpose vehicles. The Company’s investment in these special purpose vehicles at December 31, 2003 was $18.0 million.

Another insurance subsidiary, Van-American Insurance Company, Inc., is engaged on a run-off basis in reclamation bonds for the coal mining industry and surety bonds covering closure and post-closure obligations of landfill operations. Such business is not material to the financial results of the Company.

At March 31, 2004, the Company, through its ownership of EFSG, owned an indirect 36.0% equity interest in EIC Corporation Ltd. (“Exporters”), an insurance holding company that, through its wholly-owned insurance subsidiary licensed in Bermuda, insures primarily foreign trade receivables for multinational companies. Financial Guaranty provides significant reinsurance capacity to this joint venture on a quota-share, surplus share and excess-of-loss basis. The Company’s reinsurance exposure at March 31, 2004 was approximately $277 million or 2.9% of net debt service outstanding compared to $318 million or 2.7% of net debt service outstanding at December 31, 2003. The Company has reserves of $11.2 million and $14.5 million at March 31, 2004 and December 31, 2003, respectively, for this exposure, which it believes is adequate to cover any losses.

Contractual Obligations and Commitments and Off-Balance Sheet Arrangements

The Company has various contractual obligations, which are recorded as liabilities in its Condensed Consolidated Financial Statements. Other items, including payments under operating lease agreements, are not recorded on the balance sheet as liabilities but represent a contractual commitment to pay.

The following table summarizes the Company’s significant contractual obligations and commitments as of March 31, 2004 and the future periods in which such obligations are expected to be settled in cash. The table reflects the timing of principal payments on outstanding debt. Additional details regarding these obligations are provided in the Notes to the Condensed Consolidated Financial Statements as referenced in the table:

	Payments Due by Period
(in thousands)	Total	2004	2005-2006	2007	2008 and After

Long-term debt (Note 6)	$720,000	—	—	—	$720,000
Operating lease commitments	119,957	$9,628	$21,486	$10,058	78,785
Purchase obligations	—	—	—	—	—

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

Investments

The Company is required to group assets in its investment portfolio into one of three categories: held to maturity, available for sale and trading securities. Fixed-maturity securities for which the Company has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. All other investments are classified as available for sale and are reported at fair value, with unrealized gains and losses (net of tax) reported as a separate component of stockholders’ equity as accumulated other comprehensive income. For securities classified as either available for sale or held to maturity, the Company conducts a quarterly evaluation of declines in market value of the investment portfolio asset basis to determine whether the decline is other-than-temporary. This evaluation includes a review of (1) the length of time and extent to which fair value is below amortized cost; (2) issuer financial condition; and

(3) intent and ability of the Company to retain its investment over a period of time to allow recovery in fair value. The Company uses a 20% decline in price over four continuous quarters as a guide in identifying those securities that should be evaluated for impairment. If the decline in fair value is judged to be other-than-temporary, the cost basis of the individual security is written down to fair value through earnings as a realized loss and the fair value becomes the new basis. At March 31, 2004 and December 31, 2003, there were no investments held in the portfolio that met these criteria. In the first quarter of 2003, the Company recorded $4.3 million (pre-tax) of charges related to declines in fair value considered to be other-than-temporary. There were no such charges in the first quarter of 2004. Realized gains and losses are determined on a specific identification method and are included in income. Other invested assets consist of residential mortgage-backed securities and are carried at fair value.

At March 31, 2004, fixed-maturity investments available for sale had gross unrealized losses of $6.4 million. At March 31, 2004, equity securities available for sale had gross unrealized losses of $1.1 million. For these securities in an unrealized loss position at March 31, 2004, the length of time such securities have been in an unrealized loss position, as measured by their month-end fair values is as follows:

(dollar amounts in millions)	Number of Securities	Fair Value	Amortized Cost	Unrealized Loss
Less than 6 months	138	$570.6	$576.4	$5.8
6 to 9 months	19	41.8	42.4	0.6
9 to 12 months	21	14.3	14.5	0.2
More than 12 months	14	22.9	23.7	0.8

Subtotal	192	649.6	657.0	7.4

U.S. Treasury and Agency securities	4	8.4	8.5	0.1

Total	196	$658.0	$665.5	$7.5

Of the 14 securities that have been in an unrealized loss position for more than 12 months, none has an unrealized loss of more than 20% of that security’s amortized cost.

The contractual maturity of securities in an unrealized loss position at March 31, 2004 was as follows:

(dollar amounts in millions)	Fair Value	Amortized Cost	Unrealized Loss
2004	$45.2	$45.4	$0.2
2005 - 2008	41.4	41.7	0.3
2009 - 2013	45.7	46.5	0.8
2014 and later	328.9	333.0	4.1
Mortgage-backed and other asset-backed securities	62.3	62.7	0.4
Redeemable preferred stock	11.6	12.2	0.6

Subtotal	535.1	541.5	6.4

Equity securities	122.9	124.0	1.1

Total	$658.0	$665.5	$7.5

Liquidity and Capital Resources

The Company’s sources of funds consist primarily of premiums and investment income. Funds are applied primarily to the payment of the Company’s claims and operating expenses.

Cash flows from operating activities for the quarter ended March 31, 2004 were $21.9 million as compared to $135.2 million for the same period of 2003. This decrease resulted primarily from the payment of $77 million made as a result of the recapture of previously ceded business coupled with higher claims and operating expenses. Positive cash flows are invested pending future payments of claims and other expenses; excess cash flow needs, if any, are funded through sales of short-term investments and other investment portfolio securities.

Stockholders’ equity was $3.3 billion at March 31, 2004 and $3.2 billion at December 31, 2003. The approximate $118.0 million increase in equity resulted from net income of $120.0 million, an increase in the market value of securities available for sale of $9.1 million, net of tax and proceeds from the issuance of common stock of $8.3 million offset by dividends of $1.9 million and the purchase of approximately 0.6 million additional shares of the Company’s stock, net of treasury stock issuances, for approximately $20.2 million.

On September 24, 2002, the Company announced that its board of directors had authorized the repurchase of up to 2.5 million shares of its common stock on the open market. Shares were purchased from time to time depending on the market conditions, share price and other factors. These purchases were funded from available working capital. At March 31, 2004, all 2.5 million shares had been repurchased under this program at a cost of approximately $87.0 million. The Company may begin purchasing shares on the open market to meet option exercise obligations and will consider future stock repurchase programs.

In October 2002, S&P lowered the financial strength rating of Radian Reinsurance to “AA” from “AAA,” and in April 2003, Fitch lowered the financial strength rating of Radian Reinsurance to “AA”as further described above, under “Financial Guaranty – Results of Operations.”

In December 2003, Moody’s placed the Aa2 insurance financial strength rating of Radian Reinsurance on review for possible downgrade. In January 2004, S&P revised its outlook for Radian Group, Radian Asset Assurance and Radian Reinsurance to negative from stable. In March, Fitch reaffirmed its ratings of the Company and the stable outlook.

At March 31, 2004, the Company and its subsidiaries had plans to continue investing in significant information technology and infrastructure upgrades over the next two years at an estimated total cost of $40 million to $50 million. The Company moved its Data Center to Dayton, Ohio during the second quarter of 2003, and it is now in full service. In addition, the Company is making significant investments in upgrading its business continuity plan. Cash flows from operations are being used to fund these expenditures, which are intended to benefit all of the Company’s business segments.

The Company owns a 46% interest in C-BASS. The Company has not made any capital contributions to C-BASS since the Company acquired its interest in C-BASS in connection with the acquisition of EFSG in February 2001. C-BASS paid $12.5 million of dividends to the Company during the first quarter of 2004 and did not pay any dividends to the Company during the first quarter of 2003.

The Company owns a 41.5% interest in Sherman. In January 2003 Sherman’s management exercised its right to acquire additional ownership of Sherman reducing the Company’s ownership interest in Sherman from 45.5% to 41.5%. The Company received $3.4 million in cash for the 4% interest, recording a $1.3 million loss on the transaction. The Company did not make any capital contributions to Sherman in 2004 or 2003. In December 2002, the Company guaranteed payment of up to $25.0 million of a revolving credit facility issued to Sherman that expires in December 2004. There were no amounts outstanding under this facility as of March 31, 2004. Sherman paid $29.1 million of dividends to the Company during the first quarter of 2004 and $12.5 million during the first quarter of 2003.

In January 2002, the Company issued $220 million of senior convertible debentures. Approximately $125 million of the proceeds from the offering were used to increase capital at Radian Asset Assurance. The remaining proceeds were used to redeem the Company’s preferred stock in August 2002, to buy back the Company’s common stock, as described above, and for other general corporate purposes. The debentures bear interest at the rate of 2.25% per year and interest is payable semi-annually on January 1 and July 1, beginning July 1, 2002. The Company will also pay contingent interest on specified semi-annual periods, if the sale price of its common stock for specified period of time is less than 60% of the conversion price. The debentures are convertible, at the purchaser’s option, into shares of common stock at prices and on dates specified in the offering memorandum. At that time, the shares become common shares for the purposes of calculating earnings per share. The Company may redeem all or some of the debentures on or after January 1, 2005.

From February 2002 until May 2003, the Company maintained a $50 million Senior Revolving Credit Facility, which was to be used for working capital and general corporate purposes. There were no drawdowns on this facility. The Company replaced this with a $250 million facility in December 2003 that is unsecured and expires in December 2004. The facility will be used for working capital and general corporate purposes. The facility bears interest on any amounts drawn at either the borrower’s base rate, or at a rate above the London Interbank Offered Rate (“LIBOR”), as defined in the credit agreement. There have been no drawdowns on this facility.

In March 2002, the Company made a $20 million investment in Primus. In connection with the capitalization and Triple A rating of Primus, Radian Reinsurance had provided Primus with an excess of loss insurance policy, which expired March 30, 2003. The Company accounts for the Primus investment under the equity method of accounting. In April 2004, Primus filed a registration statement with the Securities and Exchange Commission of the United States of America to register an initial public offering of its common shares. The Company does not anticipate any significant impact on the results of its operations as a result of this filing.

In February 2003, the Company issued $250 million of unsecured senior notes in a private placement. These notes bear interest at the rate of 5.625% per year, payable semi-annually on February 15 and August 15, beginning August 15, 2003. These notes mature in February 2013. The Company has the option to redeem some or all of the notes at any time with not less than 30 days notice. The Company used a portion of the proceeds from the private placement to repay the $75.0 million in principal on the 6.75% debentures due March 1, 2003 that EFSG had issued. The remainder was used for general corporate purposes. In late July 2003, the Company offered to exchange all of the notes for new notes with terms substantially identical to the terms of the old notes, except that the new notes are registered and have no transfer restrictions, rights to additional interest or registration rights, except in limited circumstances. In April 2004, the Company entered into an interest-rate swap contract that converts this fixed-rate debt to a spread over the six-month LIBOR for the remaining term of the debt.

In September 2003, Radian Asset Assurance closed on $150 million of money market committed preferred custodial trust securities, pursuant to which it entered into a series of three perpetual put options on its own preferred stock to Radian Asset Securities Inc., (“Radian Asset Securities”) a wholly-owned subsidiary of the Company. Radian Asset Securities in turn entered into a series of three perpetual put options on its own preferred stock (on substantially identical terms to the Radian Asset Assurance preferred stock). The counterparty to the Radian Asset Securities put options is three trusts established by two major investment banks (“the Broker-Dealers”). The trusts were created as a vehicle for providing capital support to Radian Asset Assurance by allowing Radian Asset Assurance to obtain immediate access to additional capital at its sole discretion at any time through the exercise of one or more of the put options and the corresponding exercise of one or more corresponding Radian Asset Securities put options. If the Radian Asset Assurance put options were exercised, Radian Asset Securities, through the Radian Asset Assurance preferred stock thereby acquired by Radian Asset Securities and investors, through their equity investment in the Radian Asset Securities preferred stock, would give Radian Asset Securities and the investors rights to the assets of Radian Asset Assurance of an equity investor in Radian Asset Assurance. Such rights would be subordinate to policyholders’ claims, as well as to claims of general unsecured creditors of Radian Asset Assurance, but ahead of those of the Company, through EFSG, as the owner of the common stock of Radian Asset Assurance. If all the Radian Asset Assurance put options were exercised, Radian Asset Assurance would receive up to $150 million in return for the issuance of its own perpetual preferred stock, the proceeds of which may be used for any purpose including the payment of claims. Dividend payments on the preferred stock will be cumulative only if Radian Asset Assurance pays dividends on its common stock. Each trust will be restricted to holding high quality, short-term commercial paper investments to ensure that it can meet its obligations under the put option. To fund these investments, each trust will issue its own auction market perpetual preferred stock. Each trust is currently rated “A” by each of S&P and Fitch.

The Company believes that all of its insurance subsidiaries will have sufficient funds to satisfy their claims payments and operating expenses and to pay dividends to the Company for at least the next 12 months. The Company also believes that it will be able to satisfy its long-term (more than 12 months) liquidity needs with cash flow from

Mortgage Insurance and Financial Guaranty. As a holding company, the Company conducts its principal operations through Mortgage Insurance and Financial Guaranty. In connection with obtaining approval from the New York Insurance Department for the change of control of EFSG when the Company acquired EFSG, EFSG agreed not to declare or pay dividends for a period of two years following consummation of the acquisition. The agreement for Radian Reinsurance and Radian Asset Assurance to refrain from paying dividends to the Company expired on February 28, 2003. Based on the Company’s current intention to pay quarterly common stock dividends of approximately $0.02 per share, the Company will require approximately $7.5 million for 2004 to pay the dividends on the outstanding shares of common stock. At March 31, 2004, the Parent Company had cash and liquid investment securities of $133.0 million. The Company will also require approximately $38.4 million annually to pay the debt service on its long-term financing. The Company believes that it has the resources to meet these cash requirements for the next 12 months. There are regulatory and contractual limitations on the payment of dividends and other distributions from the Company’s insurance subsidiaries. The Company does not believe that any of these restrictions will prevent the payment by its subsidiaries or the Company of any necessary dividends or distributions in the foreseeable future.

The Company’s insurance subsidiaries have the ability to allocate capital resources within certain guidelines by making direct investments. In April 2003, Radian Guaranty invested $100 million in EFSG, for an approximate 11% ownership interest. This amount was subsequently contributed by EFSG to Radian Asset Assurance to support growth in the direct financial guaranty business. In January 2004, the Company contributed an additional $65 million in capital to EFSG that was subsequently contributed to Radian Asset Assurance. During the first quarter of 2004, EFSG transferred its investment in Sherman to Radian Guaranty.

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

In the mortgage insurance business, the incurred loss process is initiated by a borrower’s missed payment. The Company uses historical models based on a variety of loan characteristics, including the status of the loan as reported by the servicer of the loan, the economic conditions, and the estimated foreclosure period in the area where the default exists to help determine the appropriate loss reserve at any point in time. As the delinquency proceeds towards foreclosure, there is more certainty around these estimates as a result of the aged status of the delinquent loan and adjustments are made to loss reserves to reflect this updated information. With respect to delinquent loans that are in an early stage of delinquency, considerable judgment is exercised as to the adequacy of reserve levels. The Company relies on its historical models and makes adjustments to its estimates based on current economic conditions and recent trend information. These adjustments in estimates for delinquent loans in the early stage of delinquency are more volatile in nature than for loans that are in the later stage of delinquency. If a default cures, the reserve for that loan is removed from the reserve for losses and loss adjustment expenses (“LAE”). This curing process causes an appearance of a reduction in reserve from prior years. The Company also reserves for defaults that have occurred but have not been reported using historical information on defaults not reported on a timely basis by lending institutions. The estimates are continually reviewed and, as adjustments to these liabilities become necessary, such adjustments are reflected in current operations.

Reserves for losses and LAE in the financial guaranty business are established based on the Company’s estimate of specific and non-specific losses, including expenses associated with settlement of such losses on its insured and reinsured obligations. The Company’s estimation of total reserves considers known defaults, reports and individual loss estimates reported by ceding companies and annual increases in the total net par amount outstanding of the Company’s insured obligations. The Company records specific provision for losses and related LAE when reported by primary insurers or when, in the Company’s opinion, an insured risk is in default or default is probable and the amount of the loss is reasonably estimable. In the case of obligations with fixed periodic payments, the provision for losses and LAE represents the present value of the Company’s ultimate expected losses, adjusted for estimated recoveries under salvage or subrogation rights. The non-specific reserves represent the Company’s estimate of total reserves, less the provisions for specific reserves. Generally, when a case-basis reserve is established or adjusted, an offsetting adjustment is made to the non-specific reserve.

In the fourth quarter of 2003, the Company provided approximately $96 million of reserves on a manufactured housing transaction with Conseco Finance Corp., which when added to amounts previously provided brought the total reserve on this transaction to approximately $111 million, which represents the total par exposure on this transaction. This transaction had been performing within expectations. The bankruptcy of Conseco led to a deterioration in the transaction’s performance. When the Company performed its year-end review, it decided it was necessary to establish reserves for the entire exposure. No claims had been paid as of December 31, 2003. The Company paid the first losses on this transaction in the first quarter of 2004. Losses are expected to be paid out over the next several years.

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

A summary of the Company’s derivative information as of and for the periods indicated is as follows:

Balance Sheet (in millions)	March 31 2004	December 31 2003	March 31 2003
Trading Securities
Amortized cost	$42.5	$50.4	$44.1
Fair value	52.3	53.8	37.6

Derivative Financial Guaranty Contracts
Notional value	$9,000.0	$10,500.0	$9,400.0

Gross unrealized gains	$57.3	$57.5	$66.2

Gross unrealized losses	77.9	73.6	86.8

Net unrealized losses	$(20.6)	$(16.1)	$(20.6)

The components of the change in fair value of derivative instruments are as follows:

Income Statement (in millions)	Three Months Ended March 31
	2004	2003
Trading Securities	$6.2	$(4.8)
Derivative Financial Guaranty Contracts	(1.6)	(3.1)

Net gains (losses)	$4.6	$(7.9)

The application of SFAS No. 133, as amended, could result in volatility from period to period in gains and losses as reported on the Company’s Condensed Consolidated Statements of Income. These gains and losses result primarily from changes in corporate credit spreads, changes in the creditworthiness of underlying corporate entities, and the equity performance of the entities underlying the convertible investments. The Company is unable to predict the effect this volatility may have on its financial position or results of operations.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

The Company manages its investment portfolio to achieve safety and liquidity, while seeking to maximize total return. The Company believes it can achieve these objectives by active portfolio management and intensive monitoring of investments. Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments. The market risk related to financial instruments primarily relates to the investment portfolio, which exposes the Company to risks related to interest rates, default, prepayments, and declines in equity prices. Interest rate risk is the price sensitivity of a fixed income security to changes in interest rates. The Company views these potential changes in price within the overall context of asset and liability management. The Company’s analysts estimate the payout pattern of the mortgage insurance loss reserves to determine their duration, which are the weighted average payments expressed in years. The Company sets duration targets for fixed income investment portfolios that it believes mitigate the overall effect of interest rate risk. At March 31, 2004, the market value and cost of the Company’s equity securities were $231.1 million and $205.3 million, respectively. In addition, the market value and cost of the Company’s short-term and long-term debt at March 31, 2004 were $786.7 million and $717.5 million, respectively.

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

There has been no change in the Company’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

On March 30, 2004, the United States District Court for the Middle District of North Carolina granted the motion filed by certain of the Company’s mortgage insurance subsidiaries to dismiss the complaint brought against them alleging violations of the Real Estate Settlement Procedures Act, described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, on the grounds that the plaintiffs lacked standing.

There have been no other material developments in legal proceedings involving the Company or its subsidiaries since those reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

The Company is involved in certain litigation arising in the normal course of its business. The Company is contesting the allegations in each such pending action and believes, based on current knowledge and after consultation with counsel, that the outcome of such litigation will not have a material adverse effect on the Company’s consolidated financial position and results of operations.

ITEM 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(e) The following table provides information about repurchases by the Company (and its affiliated purchasers) during the quarter ended March 31, 2004 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

01/01/04 to 01/31/04	—	$—	—	585,000

02/01/04 to 02/29/04	330,000	43.86	330,000	255,000

03/01/04 to 03/31/04	255,000	44.44	255,000	—
Total	585,000	$44.11	585,000	—

(1)	The Company repurchased an aggregate of 2.5 million shares of its common stock pursuant to the repurchase program that the Company publicly announced on September 24, 2002 (the “Program”). The program had no expiration date, but the Company completed repurchasing the 2.5 million shares under the program in March 2004.

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Exhibit Name
*11	Statement re: Computation of Per Share Earnings.
*31	Rule 13a – 14(a) Certifications.
*32	Section 1350 Certifications.

*	Filed herewith

(b) Reports on Form 8-K

Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on January 15, 2004 reporting the Registrant’s announcement of an increase in its reserves relating to claims from a manufactured housing transaction.

Current Report on Form 8-K filed with the SEC on January 22, 2004 reporting the Registrant’s issuance of a press release announcing its results for the fourth quarter of 2003 and full year 2003.

Current report on Form 8-K filed with the SEC on February 11, 2004 reporting the exercise of a recapture right by one of the primary insurer customers of the Registrant’s financial guaranty business.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Radian Group Inc.

Date: May 6, 2004	/s/ C. Robert Quint
C. Robert Quint
Executive Vice President and Chief Financial Officer

/s/ John J. Calamari
John J. Calamari
Senior Vice President and Corporate Controller

EXHIBIT INDEX

Exhibit No.	Exhibit Name

*11	Statement re: Computation of Per Share Earnings.

*31	Rule 13a – 14(a) Certifications.

*32	Section 1350 Certifications.

*	Filed herewith