Form 10-Q
period 2004-06-30
RADIAN GROUP INC
filed 2004-08-06
CIK 890926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 92,756,215 shares of Common Stock, $0.001 par value, outstanding on August 2, 2004.

Radian Group Inc. and Subsidiaries

INDEX

FORWARD - LOOKING STATEMENT DISCLAIMER	i

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995:

All statements in this report that address operating performance, events or developments that we expect or anticipate may occur in the future are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the U.S. Private Securities Litigation Reform Act of 1995. These statements are made on the basis of management’s current views and assumptions with respect to future events. The forward-looking statements, as well as the Company’s prospects as a whole, are subject to risks and uncertainties including the following:

•	changes in general financial and political conditions, such as extended national economic recessions, business failures, changes in housing values, changes in unemployment rates, changes or volatility in interest rates, changes in investor perceptions of the strength of private mortgage insurers or financial guaranty providers, investor concern over the credit quality of municipalities and corporations, and specific risks faced by the particular businesses, municipalities or pools of assets covered by the Company’s insurance;

•	economic changes in geographic regions where the Company’s mortgage insurance or financial guaranty insurance in force is more concentrated;

•	the loss of significant customers with whom the Company has a concentration of its mortgage insurance and financial guaranty insurance in force;

•	increased concentration of servicers in the mortgage lending industry making the Company’s mortgage insurance business vulnerable to a rise in delinquencies in its insured portfolio;

•	increased severity or frequency of losses associated with certain of the Company’s products that are riskier than traditional mortgage insurance and financial guaranty insurance policies, such as insurance on high-LTV, adjustable-rate mortgage and non-prime mortgage loans, credit insurance on non-traditional mortgage related assets such as second mortgages and manufactured housing, credit enhancement of mortgage related capital market transactions, guaranties on certain asset-backed transactions and securitizations, guaranties on obligations under credit default swaps and trade credit reinsurance;

•	increased commitment to insure mortgage loans with unacceptable risk profiles through the Company’s delegated underwriting program;

•	material changes in persistency rates of the Company’s mortgage insurance policies caused by changes in refinancing activity, appreciating or depreciating home values and changes in the mortgage insurance cancellation requirements of mortgage lenders and investors;

•	reduced ability to recover amounts paid on defaulted mortgages by taking title to a mortgaged property due to a failure of housing values to appreciate;

•	downgrades of the insurance financial strength ratings assigned by the major rating agencies to any of the Company’s operating subsidiaries at any time, which have occurred in the past;

•	intense competition for the Company’s mortgage insurance business from others such as the Federal Housing Administration and Veterans Administration or other private mortgage insurers, and from alternative products such as “80-10-10 loan” structures used by mortgage lenders or other forms of credit enhancement used by investors;

•	changes in the business practices of Fannie Mae and Freddie Mac, the largest purchasers of mortgage loans insured by the Company;

•	intense competition for the Company’s financial guaranty business from other financial guaranty insurers, and from other forms of credit enhancement such as letters of credit, guaranties and credit default swaps provided by foreign and domestic banks and other financial institutions;

•	changes in the demand for private mortgage insurance caused by legislative and regulatory changes such as increases in the maximum loan amount that the Federal Housing Administration can insure;

•	changes in claims against mortgage insurance products as a result of aging of the Company’s mortgage insurance policies;

i

•	changes in the demand for financial guaranty insurance caused by changes in laws and regulations affecting the municipal, asset-backed securities markets and trade credit reinsurance;

•	changes in the Company’s ability to maintain sufficient reinsurance capacity needed to comply with regulatory, rating agency and internal single-risk retention limits in an increasingly concentrated reinsurance market;

•	vulnerability to the performance of the Company’s strategic investments; and

•	the loss of executive officers or other key personnel.

You also should refer to the risks discussed in other documents the Company files with the SEC, including the risk factors detailed in its annual report on Form 10-K for the year ended December 31, 2003 in the section immediately preceding Part I of the report. The Company does not intend to and disclaims any duty or obligation to update or revise any forward-looking statements made in this report to reflect new information or future events or for any other reason.

ii

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

Radian Group Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except per share amounts)	June 30 2004	December 31 2003
Assets
Investments
Fixed maturities held to maturity – at amortized cost (fair value $243,382 and $291,060)	$232,723	$273,995
Fixed maturities available for sale – at fair value (amortized cost $4,273,548 and $3,996,275)	4,321,143	4,170,261
Trading securities – at fair value (cost $51,720 and $50,436)	60,340	53,806
Equity securities – at fair value (cost $206,627 and $213,281)	235,234	249,634
Short-term investments	216,787	255,073
Other invested assets	3,972	4,593

Total investments	5,070,199	5,007,362
Cash	45,510	67,169
Investment in affiliates	337,795	328,478
Deferred policy acquisition costs	207,508	218,779
Prepaid federal income taxes	420,840	358,840
Provisional losses recoverable	36,230	48,557
Accrued investment income	58,860	53,702
Accounts and notes receivable	82,566	73,856
Property and equipment, at cost (less accumulated depreciation of $39,055 and $30,217)	68,975	71,436
Other assets	202,229	217,588

Total assets	$6,530,712	$6,445,767

Liabilities and Stockholders’ Equity
Unearned premiums	$726,689	$718,649
Reserve for losses and loss adjustment expenses	775,375	790,380
Long-term debt	717,514	717,404
Current income taxes	—	24,092
Deferred federal income taxes	700,252	688,262
Accounts payable and accrued expenses	265,188	281,136

Total liabilities	3,185,018	3,219,923

Commitments and Contingencies (Note 15)
Common stockholders’ equity
Common stock: par value $.001 per share; 200,000,000 shares authorized; 96,202,153 and 95,851,346 shares issued in 2004 and 2003, respectively	96	96
Treasury stock: 2,728,417 and 1,840,044 shares in 2004 and 2003, respectively	(103,817)	(60,503)
Additional paid-in capital	1,272,088	1,259,559
Retained earnings	2,123,201	1,886,548
Accumulated other comprehensive income	54,126	140,144

Total stockholders’ equity	3,345,694	3,225,844

Total liabilities and stockholders’ equity	$6,530,712	$6,445,767

See notes to unaudited condensed consolidated financial statements.

Radian Group Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Quarter Ended June 30		Six Months Ended June 30
(In thousands, except per share amounts)	2004	2003	2004	2003
Revenues:
Premiums written:
Direct	$311,215	$239,537	$562,732	$451,214
Assumed	41,920	52,093	(8,353)	111,781
Ceded	(21,866)	(17,734)	(41,682)	(36,739)

Net premiums written	331,269	273,896	512,697	526,256
Increase in unearned premiums	(72,020)	(18,884)	(10,028)	(45,115)

Premiums earned	259,249	255,012	502,669	481,141
Net investment income	50,879	47,004	100,584	93,676
Equity in net income of affiliates	52,172	33,859	84,654	48,747
Other income	7,396	15,403	15,796	29,960

Total revenues	369,696	351,278	703,703	653,524

Expenses:
Provision for losses	116,560	95,540	231,327	163,298
Policy acquisition costs	31,372	31,368	53,655	62,385
Other operating expenses	52,424	56,565	105,583	101,006
Interest expense	8,364	9,652	18,018	18,236

Total expenses	208,720	193,125	408,583	344,925

Gains and losses:
Gains on sales of investments	5,287	2,824	31,963	6,849
Change in fair value of derivative instruments	12	(4,829)	4,659	(12,727)

Total gains (losses)	5,299	(2,005)	36,622	(5,878)

Pretax income	166,275	156,148	331,742	302,721
Provision for income taxes	45,772	44,474	91,229	86,275

Net income	$120,503	$111,674	$240,513	$216,446

Net income available to common stockholders	$120,503	$111,674	$240,513	$216,446

Basic net income per share	$1.28	$1.20	$2.56	$2.32

Diluted net income per share	$1.27	$1.18	$2.53	$2.29

Average number of common shares outstanding – basic	93,844	93,341	93,933	93,367

Average number of common and common equivalent shares outstanding - diluted	94,903	94,360	94,991	94,328

See notes to unaudited condensed consolidated financial statements.

Radian Group Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)		Total
(In thousands)					Foreign Currency Translation Adjustment	Unrealized Holding Gains (Losses)

Balance, January 1, 2004	$96	$(60,503)	$1,259,559	$1,886,548	$5,251	$134,893	$3,225,844
Comprehensive income:
Net income	—	—	—	240,513	—	—	240,513
Unrealized foreign currency translation adjustment, net of tax of $152	—	—	—	—	281	—	281
Unrealized holding losses arising during period, net of tax benefit of $35,282	—	—	—	—	—	(65,523)
Less: Reclassification adjustment for net gains included in net income, net of tax of $11,187	—	—	—	—	—	(20,776)

Net unrealized loss on investments, net of tax benefit of $46,469	—	—	—	—	—	(86,299)	(86,299)

Comprehensive income	—	—	—	—	—	—	154,495
Issuance of common stock under incentive plans	—	—	12,529	—	—	—	12,529
Treasury stock purchased, net	—	(43,314)	—	—	—	—	(43,314)
Dividends	—	—	—	(3,860)	—	—	(3,860)

Balance, June 30, 2004	$96	$(103,817)	$1,272,088	$2,123,201	$5,532	$48,594	$3,345,694

See notes to unaudited condensed consolidated financial statements.

Radian Group Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30
(In thousands)	2004	2003
Cash flows from operating activities	$101,597	$253,843

Cash flows from investing activities:
Proceeds from sales of fixed maturity investments available for sale	612,346	844,315
Proceeds from sales of equity securities available for sale	187,149	35,464
Proceeds from redemptions of fixed maturity investments available for sale	112,186	109,843
Proceeds from redemptions of fixed maturity investments held to maturity	38,850	37,623
Purchases of fixed maturity investments available for sale	(985,995)	(1,389,050)
Purchases of equity securities available for sale	(160,826)	(48,934)
Sales of short-term investments, net	38,392	2,591
Sales of other invested assets	3,064	2,887
Purchases of property and equipment	(9,425)	(12,866)
Disposals of property and equipment	—	329
Investments in affiliates	(5,501)	—
Proceeds from sales of investment in affiliates	—	3,395
Distributions from affiliates	82,300	12,450
Other	(1,151)	(109)

Net cash used in investing activities	(88,611)	(402,062)

Cash flows from financing activities:
Proceeds from issuance of common stock under incentive plans	12,529	5,895
Issuance of long-term debt	—	246,304
Repayment of short-term debt	—	(75,000)
Purchase of treasury stock, net	(43,314)	(12,024)
Dividends paid	(3,860)	(3,741)

Net cash (used in)/provided by financing activities	(34,645)	161,434

(Decrease) increase in cash	(21,659)	13,215
Cash, beginning of period	67,169	21,969

Cash, end of period	$45,510	$35,184

Supplemental disclosures of cash flow information:

Income taxes (paid)/received	$(97,582)	$70,748

Interest paid	$19,455	$15,035

See notes to unaudited condensed consolidated financial statements.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1 – Consolidated Financial Statements – Basis of Presentation

The Consolidated Financial Statements include the accounts of Radian Group Inc. (the “Company”) and its subsidiaries, including its principal mortgage guaranty operating subsidiaries, Radian Guaranty Inc. (“Radian Guaranty”), Amerin Guaranty Corporation (“Amerin Guaranty”) and Radian Insurance Inc. (“Radian Insurance”) (collectively referred to as “Mortgage Insurance”). The Consolidated Financial Statements also include the accounts of the Company’s principal financial guaranty operating subsidiaries, Radian Asset Assurance Inc. (“Radian Asset Assurance”) and Radian Reinsurance Inc. (“Radian Reinsurance”), which were merged together effective June 1, 2004 with Radian Asset Assurance as the surviving entity. The Company also has an equity interest in two active credit-based asset businesses, Credit-Based Asset Servicing and Securitization LLC (“C-BASS”) and Sherman Financial Group LLC (“Sherman”). The Company has a 46.0% interest in C-BASS and a 41.5% interest in Sherman. In January 2003, Sherman’s management exercised its right to acquire additional ownership of Sherman reducing the Company’s ownership interest in Sherman from 45.5% to 41.5%. The Company recorded a $1.3 million loss on the transaction.

The Consolidated Financial Statements are presented on the basis of accounting principles generally accepted in the United States of America (“GAAP”). The Company has condensed or omitted certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP pursuant to the SEC’s rules and regulations.

The financial information presented for interim periods is unaudited; however, such information reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or for any other period.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from these estimates and assumptions.

Basic net income per share is based on the weighted average number of common shares outstanding, while diluted net income per share is based on the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of stock options. Diluted shares do not assume the conversion of the Company’s senior convertible debentures because, under the terms of the debt agreement, the conditions for holders to be able to convert the debentures to common stock have not been met. See Note 10.

Certain prior period balances have been reclassified to conform to the current period presentation.

2 – Derivative Instruments and Hedging Activities

The Company accounts for derivatives under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended and interpreted. Transactions that the Company has entered into that are accounted for under SFAS No. 133, as amended, include investments in convertible debt securities, interest rate swaps, selling credit protection in the form of credit default swaps and certain financial guaranty contracts that are considered credit default swaps. Credit default swaps and certain financial guaranty contracts that are accounted for under SFAS No. 133 are part of the Company’s overall business strategy of offering financial guaranty protection to its customers. The interest rate swap qualifies as a hedge and is accounted for in accordance with hedge accounting. The investment in convertible debt securities and the sale of credit protection in the form of credit default swaps do not qualify as hedges under SFAS No. 133. Therefore, changes in fair value are included in the periods presented in current earnings in the Condensed Consolidated Statements of Income. Net unrealized gains and losses on credit default swaps and certain other financial guaranty contracts are included in accounts payable and accrued expenses on the Condensed Consolidated Balance Sheets. Settlements under derivative financial guaranty contracts are charged to accounts payable and accrued expenses. On a limited basis, the Company engages in derivative settlements to mitigate counterparty exposure and to provide additional capacity to its customers. During the first six months of 2004, the Company received $2.9 million as settlement proceeds on derivative financial guaranty contracts and paid $2.9 million as settlement on derivative financial guaranty contracts. There were no such settlements in the corresponding period of 2003.

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

A summary of the Company’s derivative information as of and for the periods indicated is as follows:

Balance Sheet (In millions)	June 30 2004	December 31 2003	June 30 2003
Trading Securities
Amortized cost	$51.7	$50.4	$44.1
Fair value	60.3	53.8	43.5

Derivative Financial Guaranty Contracts
Notional value	$11,000.0	$10,500.0	$9,800.0

Gross unrealized gains	$67.5	$57.5	$69.5
Gross unrealized losses	84.1	73.6	100.8

Net unrealized losses	$(16.6)	$(16.1)	$(31.3)

The components of the change in fair value of derivative instruments are as follows:

	Three Months Ended June 30		Six Months Ended June 30
Income Statement (In millions)	2004	2003	2004	2003
Trading Securities	$(1.0)	$5.9	$ 5.2	$1.1
Derivative Financial Guaranty Contracts	1.1	(10.7)	(0.5)	(13.8)

Net gains (losses)	$0.1	$(4.8)	$ 4.7	$(12.7)

The following table presents information at June 30, 2004 and December 31, 2003 related to net unrealized losses on derivative financial guaranty contracts (included in accounts payable and accrued expenses on the Condensed Consolidated Balance Sheets).

	June 30 2004	December 31 2003
	(in millions)
Balance at January 1	$(16.1)	$(17.5)
Net unrealized losses recorded	(0.5)	(1.1)
Settlements of derivatives contracts
Receipts	2.9	14.0
Payments	(2.9)	(11.5)

Balance at end of period	$(16.6)	$(16.1)

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

The Company has entered into a derivative to hedge the interest rate risk related to the issuance of certain long-term debt in accordance with the Company’s risk management policies. As of June 30, 2004, there was one interest rate swap. The interest rate swap has been designed as a fair value hedge and hedges the change in fair value of the debt arising from interest rate movements. During 2004, the fair value hedge was 100% effective. Therefore, the change in the derivative instrument in the Condensed Consolidated Statements of Income was offset by the change in the fair value of the hedged debt.

This interest rate swap contract matures in February 2013. Terms of the interest rate swap contract at June 30, 2004 were as follows (dollars in thousands):

Notional amount	$250,000
Rate received - Fixed	5.625%
Rate paid - Floating (a)	3.102%
Maturity date	February 15, 2013
Unrealized loss	$8,300

(a)	Rate represents latest index for six months LIBOR plus 87.4 basis points paid on the securitized floating interest rate certificate at the end of the period.

In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, “Amendment of FASB Statement No. 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. SFAS No. 133 improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except for the provisions of this Statement that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003 and for hedging relationships designated after June 30, 2003. The Company has applied all of the provisions of SFAS No. 149 prospectively except for the provisions of this Statement that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003. These provisions are to be applied in accordance with their respective effective dates. The implementation of this Statement did not have a material impact on the Company’s financial statements.

3 – Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages, but does not require, the recognition of compensation expense for the fair value of stock options and other equity instruments granted as compensation to employees and directors. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. To date, there have been no options issued at a price that was less than the market price at the date of issuance.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts).

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Net income, as reported	$120,503	$111,674	$240,513	$216,446
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	2,157	1,995	4,315	3,647

Pro forma net income available to common stockholders	$118,346	$109,679	$236,198	$212,799

Earnings per share
Basic – as reported	$1.28	$1.20	$2.56	$2.32

Basic – pro forma	$1.26	$1.18	$2.51	$2.28

Diluted – as reported	$1.27	$1.18	$2.53	$2.29

Diluted – pro forma	$1.25	$1.16	$2.49	$2.26

4 – Investments

The Company is required to group assets in its investment portfolio into one of three categories: held to maturity, available for sale and trading securities. Fixed-maturity securities for which the Company has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. All other investments are classified as available for sale and are reported at fair value, with unrealized gains and losses (net of tax) reported as a separate component of stockholders’ equity as accumulated other comprehensive income. For securities classified as either available for sale or held to maturity, the Company conducts a quarterly evaluation of declines in market value of the investment portfolio asset basis to determine whether the decline is other-than-temporary. This evaluation includes a review of (1) the length of time and extent to which fair value is below amortized cost; (2) issuer financial condition; and (3) intent and ability of the Company to retain its investment over a period of time to allow recovery in fair value. The Company uses a 20% decline in price over four continuous quarters as a guide in identifying those securities that should be evaluated for impairment. If the decline in fair value is judged to be other than temporary, the cost basis of the individual security is written down to fair value through earnings as a realized loss and the fair value becomes the new basis. At June 30, 2004 and December 31, 2003, there were no investments held in the portfolio that met these criteria. In the first six months of 2003, the Company recorded $4.3 million (pre-tax) of charges related to declines in fair value considered to be other-than-temporary. There were no such charges for the second quarter and six months ended June 30, 2004. Realized gains and losses are determined on a specific identification method and are included in income. Other invested assets consist of residential mortgage-backed securities and are carried at fair value.

At June 30, 2004, fixed-maturity investments available for sale had gross unrealized losses of $49.6 million. At June 30, 2004, equity securities available for sale had gross unrealized losses of $0.5 million. The length of time that those securities in an unrealized loss position at June 30, 2004 have been in an unrealized loss position, as measured by their June 30, 2004 fair values, was as follows:

(Dollar amounts in millions)	Number of Securities	Fair Value	Amortized Cost	Unrealized Loss
Less than 6 months	733	$1,443.5	$1,486.5	$43.0
6 to 9 months	14	31.5	32.9	1.4
9 to 12 months	8	13.3	13.7	0.4
More than 12 months	16	57.7	60.8	3.1

Subtotal	771	1,546.0	1,593.9	47.9
U.S. Treasury and Agency securities	36	94.0	96.2	2.2

Total	807	$1,640.0	$1,690.1	$50.1

Of the 16 securities that have been in an unrealized loss position for more than 12 months, none has an unrealized loss of more than 20% of that security’s amortized cost.

The contractual maturity of securities in an unrealized loss position at June 30, 2004 was as follows:

(Dollar amounts in millions)	Fair Value	Amortized Cost	Unrealized Loss
2005 - 2008	$110.4	$111.8	$1.4
2009 - 2013	219.9	225.0	5.1
2014 and later	1,082.1	1,120.2	38.1
Mortgage-backed and other asset-backed securities	186.9	190.1	3.2
Redeemable preferred stock	37.7	39.5	1.8

Subtotal	1,637.0	1,686.6	49.6

Equity securities	3.0	3.5	0.5

Total	$1,640.0	$1,690.1	$50.1

5 – Segment Reporting

The Company has three reportable segments: mortgage insurance, financial guaranty and financial services. The mortgage insurance segment provides mortgage credit protection primarily via private mortgage insurance and risk management services to mortgage lending institutions located throughout the United States and globally. Private mortgage insurance primarily protects lenders from default-related losses on residential first mortgage loans made to homebuyers who make down payments of less than 20% of the purchase price and facilitates the sale of these mortgages in the secondary market. The financial guaranty segment provides credit-related insurance coverage, credit default swaps and certain other financial guaranty contracts to meet the needs of customers in a wide variety of domestic and international markets. The Company’s insurance businesses within the financial guaranty insurance segment include the assumption of reinsurance from monoline financial guaranty insurers for both public finance bonds and structured finance obligations, the provision of direct financial guaranty insurance for public finance bonds and structured transactions, and trade credit reinsurance. The financial services segment consists of the Company’s equity interest in two companies that deal primarily with credit-based servicing and securitization of assets in underserved markets, in particular, the purchase, servicing and securitization of special assets, including sub-performing/non-performing mortgages and delinquent consumer assets. In addition, the financial services segment includes the results of RadianExpress.com Inc. (“RadianExpress”), an Internet-based settlement company that provided real estate information products and services to the first and second lien mortgage industry. During the first quarter of 2004, RadianExpress ceased processing new orders and is completing the final processing of the remaining transactions. The Company’s reportable segments are strategic business units that are managed separately, because each business requires different marketing and sales expertise. Certain corporate income and expenses have been allocated to the segments. For the periods presented in this report, revenues attributable to foreign countries and long-lived assets located in foreign countries were not material.

In the mortgage insurance segment, the highest state concentration of risk in force at June 30, 2004 was California at 13.4%. At June 30, 2004, California also accounted for 13.4% of Mortgage Insurance’s total direct primary insurance in force and 16.5% of Mortgage Insurance’s total direct pool risk in force. California accounted for 13.3% of Mortgage Insurance’s direct primary new insurance written in the first six months of 2004. The largest single customer of Mortgage Insurance (including branches and affiliates of such customer), measured by new insurance written, accounted for 11.5% of new insurance written in the first six months of 2004 compared to 10.4% for full year 2003 and 8.1% for full year 2002. The amount originated in 2003 included a large structured transaction for one customer composed of prime mortgage loans originated throughout the United States.

The financial guaranty segment derives a substantial portion of its premiums written from a small number of direct primary insurers. Three primary insurers were responsible for 60.6% of the financial guaranty segment’s gross written premiums (including the impact of the recapture of business previously ceded to the Company by one of the primary insurer customers) and 26.1% of the financial guaranty segment’s gross written premiums (excluding this impact) in the first six months of 2004, compared to 39.3% for the comparable period of 2003. Five trade credit insurers were responsible for 42.9% of the financial guaranty segment’s gross premiums written (including the impact of the recapture of business previously ceded to the Company by one of the primary insurer customers) and 18.5% (excluding this impact) for the first six months of 2004 compared to 12.9% for the comparable period of 2003.

The Company evaluates operating segment performance based primarily on net income. Summarized financial information concerning the Company’s operating segments, as of and for the periods indicated, is presented in the following tables:

	Quarter Ended June 30		Six Months Ended June 30
Mortgage Insurance (In thousands)	2004	2003	2004	2003
Net premiums written	$236,459	$190,227	$442,128	$354,999

Net premiums earned	$199,487	$189,718	$406,603	$357,750
Net investment income	29,703	26,753	58,216	54,582
Equity in net income of affiliates	—	—	—	—
Other income	5,734	7,817	11,220	14,416

Total revenues	234,924	224,288	476,039	426,748

Provision for losses	101,039	76,037	199,162	130,204
Policy acquisition costs	17,077	17,444	34,219	34,923
Other operating expenses	36,452	33,188	74,198	62,596
Interest expense	4,909	5,562	10,412	10,662

Total expenses	159,477	132,231	317,991	238,385

Gain on sales of investments	4,101	475	28,223	865
Change in fair value of derivative instruments	(1,212)	3,558	3,214	(26)

Total gains	2,889	4,033	31,437	839

Pretax income	78,336	96,090	189,485	189,202
Income tax provision	21,651	25,904	52,298	51,358

Net income	$56,685	$70,186	$137,187	$137,844

Total assets	$3,910,910	$3,626,022
Deferred policy acquisition costs	79,359	76,404
Reserve for losses and loss adjustment expenses	527,059	490,579
Unearned premiums	128,190	108,819
Equity	1,907,478	1,689,161

	Quarter Ended June 30		Six Months Ended June 30
Financial Guaranty (In thousands)	2004	2003	2004	2003
Net premiums written	$94,810	$83,669	$70,569	$171,257

Net premiums earned	$59,762	$65,294	$96,066	$123,391
Net investment income	21,150	20,249	42,294	39,058
Equity in net income (loss) of affiliates	287	5,514	(633)	5,458
Other income	814	1,162	854	2,759

Total revenues	82,013	92,219	138,581	170,666

Provision for losses	15,521	19,503	32,165	33,094
Policy acquisition costs	14,295	13,924	19,436	27,462
Other operating expenses	11,636	10,314	23,070	18,186
Interest expense	2,869	3,229	6,296	6,101

Total expenses	44,321	46,970	80,967	84,843

Gain on sales of investments	1,760	3,386	1,141	6,902
Change in fair value of derivative instruments	1,238	(8,414)	1,410	(12,728)

Total gains (losses)	2,998	(5,028)	2,551	(5,826)

Pretax income	40,690	40,221	60,165	79,997
Income tax provision	7,584	10,645	10,199	21,518

Net income	$33,106	$29,576	$49,966	$58,479

Total assets	$2,305,046	$2,154,673
Deferred policy acquisition costs	128,149	130,209
Reserve for losses and loss adjustment expenses	248,316	162,803
Unearned premiums	598,499	553,473
Equity	1,183,041	1,116,090

	Quarter Ended June 30		Six Months Ended June 30
Financial Services (In thousands)	2004	2003	2004	2003
Net premiums written	$—	$—	$—	$—

Net premiums earned	$—	$—	$—	$—
Net investment income	26	2	74	36
Equity in net income of affiliates	51,885	28,345	85,287	43,289
Other income	848	6,424	3,722	12,785

Total revenues	52,759	34,771	89,083	56,110

Provision for losses	—	—	—	—
Policy acquisition costs	—	—	—	—
Other operating expenses	4,336	13,063	8,315	20,224
Interest expense	586	861	1,310	1,473

Total expenses	4,922	13,924	9,625	21,697

(Loss) gain on sales of investments	(574)	(1,037)	2,599	(918)
Change in fair value of derivative instruments	(14)	27	35	27

Total (losses) gains	(588)	(1,010)	2,634	(891)

Pretax income	47,249	19,837	82,092	33,522
Income tax provision	16,537	7,925	28,732	13,399

Net income	$30,712	$11,912	$53,360	$20,123

Total assets	$314,756	$272,263
Deferred policy acquisition costs	—	—
Reserve for losses and loss adjustment expenses	—	—
Unearned premiums	—	—
Equity	255,175	220,753

The reconciliation of segment net income to consolidated net income is as follows:

	Quarter Ended June 30		Six Months Ended June 30
Consolidated (In thousands)	2004	2003	2004	2003
Net income:
Mortgage Insurance	$56,685	$70,186	$137,187	$137,844
Financial Guaranty	33,106	29,576	49,966	58,479
Financial Services	30,712	11,912	53,360	20,123

Total	$120,503	$111,674	$240,513	$216,446

The results for Financial Guaranty for the six months ended June 30, 2004 include the impact of the recapture of business previously ceded to the Company by one of the primary insurer customers as further described in Note 12. In addition, renewal business related to the recapture of the business previously ceded to the Company by this primary insurer customer is no longer included in the results of the Company.

6 – Investment in Affiliates

The Company has a 46.0% equity interest in C-BASS and a 41.5% equity interest in Sherman. The following tables show selected financial information for C-BASS and Sherman and details of the Company’s investment in C-BASS and Sherman.

	Quarter Ended June 30		Six Months Ended June 30
(In thousands)	2004	2003	2004	2003
Investment in Affiliate Reconciliation:
C- BASS
Balance, beginning of period	$235,086	$185,420	$226,710	$175,630
Share of net income for period	33,673	21,309	54,549	31,099
Dividends received	20,000	2,500	32,500	2,500

Balance, end of period	$248,759	$204,229	$248,759	$204,229

Sherman
Balance, beginning of period	$48,217	$41,049	$65,979	$52,142
Share of net income for period	18,212	7,070	30,738	12,190
Dividends received	20,750	—	49,800	12,450
Other comprehensive income	3,030	(1,891)	1,792	(5,654)

Balance, end of period	$48,709	$46,228	$48,709	$46,228

Portfolio Information:
C- BASS

Servicing portfolio	$20,400,000	$14,800,000
Total assets	3,860,941	2,287,502
Sherman

Total assets	463,587	525,171
Summary Income Statement:
C- BASS

Income

Gain on securitization	$32,402	$41,102	$43,814	$46,476
Transaction gains	30,765	1,643	44,414	1,815
Servicing and subservicing fees	38,413	29,649	74,027	58,217
Net interest income	35,230	29,827	72,182	57,923
Other income	7,520	8,332	14,622	13,014

Total revenues	144,330	110,553	249,059	177,445

Expenses

Compensation and benefits	42,355	39,962	75,532	64,852
Total other expenses	29,079	24,232	55,170	44,900

Total expenses	71,434	64,194	130,702	109,752

Net income	$72,896	$46,359	$118,357	$67,693

Sherman

Income

Revenues from receivable portfolios – net of amortization	$122,352	$57,945	$219,040	$107,115
Other revenues	9,734	6,315	20,903	10,762

Total revenues	132,086	64,260	239,943	117,877

Expenses

Operating and servicing expenses	80,390	37,095	148,606	72,168
Interest	3,990	3,949	8,027	7,238
Other	3,820	6,181	9,243	9,098

Total expenses	88,200	47,225	165,876	88,504

Net income	$43,886	$17,035	$74,067	$29,373

7 – Long-Term Debt

In February 2003, the Company issued $250 million of unsecured Senior Notes in a private placement. These notes bear interest at the rate of 5.625% per annum, payable semi-annually on February 15 and August 15 beginning August 15, 2003. These notes mature in February 2013. The Company has the option to redeem some or all of the notes at any time with not less than 30 days notice. The Company used a portion of the proceeds from the private placement to repay the $75.0 million in principal outstanding on the 6.75% debentures due March 1, 2003 issued by Enhance Financial Services Group Inc. (“EFSG”), which is the holding company for the Company’s financial guaranty business. The remainder was used for general corporate purposes. In late July 2003, the Company offered to exchange all of the notes for new notes with terms substantially identical to the terms of the old notes, except that the new notes are registered and have no transfer restrictions, rights to additional interest or registration rights, except in limited circumstances. In April 2004, the Company entered into an interest rate swap contract that effectively converted the interest rate on this fixed-rate debt to a variable rate based on a spread over the six-month London Interbank Offered Rate (“LIBOR”) for the remaining term of the debt.

The composition of long-term debt was as follows:

($ thousands)	June 30 2004	December 31 2003
5.625% Senior Notes due 2013	$248,254	$248,184
2.25% Senior Convertible Debentures due 2022	220,000	220,000
7.75% Debentures due June 1, 2011	249,260	249,220

	$717,514	$717,404

8 – Preferred Securities

In September 2003, Radian Asset Assurance closed on $150 million of money market committed preferred custodial trust securities, pursuant to which it entered into a series of three perpetual put options on its own preferred stock to Radian Asset Securities Inc. (“Radian Asset Securities”), a wholly-owned subsidiary of the Company. Radian Asset Securities in turn entered into a series of three perpetual put options on its own preferred stock (on substantially identical terms to the Radian Asset Assurance preferred stock). The counterparties to the Radian Asset Securities put options are three trusts established by two major investment banks. The trusts were created as a vehicle for providing capital support to Radian Asset Assurance by allowing Radian Asset Assurance to obtain immediate access to additional capital at its sole discretion at any time through the exercise of one or more of the put options and the corresponding exercise of one or more corresponding Radian Asset Securities put options. If the Radian Asset Assurance put options were exercised, Radian Asset Securities, through the Radian Asset Assurance preferred stock thereby acquired, and investors, through their equity investment in the Radian Asset Securities preferred stock, would have rights to the assets of Radian Asset Assurance of an equity investor in Radian Asset Assurance. Such rights would be subordinate to policyholders’ claims, as well as to claims of general unsecured creditors of Radian Asset Assurance, but ahead of those of the Company, through EFSG, as the owner of the common stock of Radian Asset Assurance. If all the Radian Asset Assurance put options were exercised, Radian Asset Assurance would receive up to $150 million in return for the issuance of its own perpetual preferred stock, the proceeds of which would be useable for any purpose, including the payment of claims. Dividend payments on the preferred stock will be cumulative only if Radian Asset Assurance pays dividends on its common stock. Each trust will be restricted to holding high quality, short-term commercial paper investments to ensure that it can meet its obligations under the put option. To fund these investments, each trust will issue its own auction market perpetual preferred stock. Each trust is currently rated “A” by each of Standard & Poor’s Insurance Rating Service (“S&P”) and Fitch Ratings (“Fitch”).

9 – Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, FIN 46 was revised in FIN 46R. FIN 46R scopes out many but not all businesses, as business is defined in FIN 46. The FASB partially delayed FIN 46’s implementation until no later than the end of the first reporting period after March 15, 2004. However, the Company has been a transferor of financial assets considered to be qualifying special-purpose entities (“QSPEs”) described in SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” These QSPEs are not within the scope of FIN 46. In management’s opinion, FIN 46 did not have a material effect on the Company’s financial statements.

In November 2003, the Emerging Issues Task Force (“EITF”) reached a consensus on certain disclosures required for securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” EITF issue 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” requires additional disclosure of quantitative and qualitative information for investments with unrealized losses at the balance sheet date that have not been recognized as other-than-temporary impairments. In March 2004, full consensus was reached on the disclosure requirements. The recognition and measurement provisions of EITF Issue 03-01 are applicable for other-than-temporary impairment evaluations performed in reporting periods beginning after June 15, 2004. In management’s opinion, this did not have a material impact on the Company’s financial statements. The Company has included the required disclosures in Note 4 and in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In December 2003, the FASB revised SFAS No. 132 “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This revision is intended to improve financial statement disclosures for defined benefit plans. The standard requires that companies give more details about their plan assets, benefit obligations, cash flows, benefit costs and other relevant information. The standard also requires expanded disclosures in interim financial statements. This standard is effective for fiscal years ending on or after December 15, 2003. The required disclosure has been included in Note 11.

10 – Other Information

On September 24, 2002, the Company announced that its Board of Directors authorized the repurchase of up to 2.5 million shares of its common stock on the open market. Shares were repurchased from time to time depending on market conditions, share price and other factors. These repurchases were funded from available working capital. At March 31, 2004, all 2.5 million shares had been repurchased under this program at a cost of approximately $87.0 million.

On May 11, 2004, the Company announced that its Board of Directors authorized the repurchase of up to 3.0 million shares of its common stock on the open market. Shares will be repurchased from time to time depending on market conditions, share price and other factors. These repurchases will be funded from available working capital. At June 30, 2004, 0.6 million shares had been repurchased under this program at a cost of approximately $27.0 million.

The Company may begin repurchasing shares on the open market to meet option exercise obligations, to fund 401(k) matches and purchases under the Company’s Employee Stock Purchase Plan and the Company also may consider future stock repurchase programs.

The FASB has released a draft abstract of a Tentative Conclusion of the EITF that contingently convertible debt should be included in calculating diluted earnings per share regardless of whether the contingent feature has been met. The comment period on this abstract ends September 3, 2004. If the task force reaches a decision, this guidance will require FASB Board ratification before it becomes effective. The proposed effective date would be for reporting periods after December 15, 2004 and prior period earnings per share amounts presented for comparative purposes would have to be restated. Based on the Company’s understanding of the Tentative Conclusion, diluted earnings per share would be reduced by the application of this EITF by approximately $0.08 for the six months ended June 30, 2004.

11 – Benefit Plans

The Company currently maintains a noncontributory defined benefit pension plan (the “Pension Plan”) covering substantially all full-time employees of Radian Group, Radian Guaranty, RadianExpress and Financial Guaranty. EFSG maintained a defined benefit pension plan (the “EFSG Pension Plan”) for the benefit of all eligible employees until its termination on October 31, 2002. Financial Guaranty became a participating employer under the Pension Plan effective November 1, 2002. The Company granted past service credit for eligibility and vesting purposes under the Pension Plan for all such service credited under the EFSG Pension Plan on behalf of the eligible employees of Financial Guaranty who were active participants in the EFSG Pension Plan prior to its termination and who became participants in the Pension Plan effective November 1, 2002. Retirement benefits are a function of the years of service and the level of compensation. Assets of the plan are allocated in a balanced fashion with approximately 40% in fixed income securities and 60% in equity securities.

On August 6, 2002, the Board of Directors of the Company approved amendments to the Pension Plan to (i) revise the Pension Plan’s definition of “Early Retirement Date” effective with respect to participants who earn an hour of service on or after January 1, 2002, and (ii) include mandatory changes required under the Economic Growth and Tax Relief Reconciliation Act of 2001. The Board also amended the Pension Plan to increase the Plan’s normal retirement benefit formula with respect to participants who earn an hour of service after January 1, 2003.

The Company also provides a nonqualified supplemental executive retirement plan (the “SERP”) covering certain key executives designated by the Board of Directors. Under this plan, participants are eligible to receive benefits in addition to those paid under the Pension Plan if their base compensation is in excess of the current IRS compensation limitation for the Pension Plan. Retirement benefits under the SERP are a function of the years of service and the level of compensation and are reduced by any benefits paid under the Pension Plan. In December 2002, the Company agreed to fund the SERP through the purchase of variable life insurance policies pursuant to the split-dollar life insurance program called the Secured Benefit Plan. The Company purchases, on each participant (except as described below), a life insurance policy that is owned by and paid for by the Company. The Company endorses to the participant a portion of the death benefit, for which the participant is imputed income each year. The Company owns the remainder of the death benefit and all of the cash values in the policy. At the participant’s retirement age, the policy’s cash value is projected to be sufficient for the Company to pay the promised SERP benefit to the participant. Non-executive officers, who were participants in the Secured Benefit Plan prior to the issuance in October 2003 of regulations under the Internal Revenue Code regarding split-dollar plans, continue under the collateral assignment split-dollar policies already in force. Under this arrangement, the participant owns the policy, and assigns a portion of the death benefits and cash value to the Company in amounts sufficient to reimburse the Company for all premium outlays by the Company. The eventual cash values above the aggregate premium amounts are designed, as in the endorsement method, to be sufficient to provide payment for the participant’s promised SERP benefit.

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

During the first six months of 2004, the Company has made $2.0 million of contributions to its pension plans. The Company presently anticipates contributing an additional $1.8 million to fund its pension plans in 2004 for a total of $3.8 million.

The components of the Pension Plan/SERP benefit and net period postretirement benefit costs are as follows (in thousands):

Radian Plans

	Three Months Ended June 30
	Pension Plan/SERP		Postretirement Welfare Plan
	2004	2003	2004	2003
Service cost	$1,359	$771	$2	$2
Interest cost	477	310	7	6
Expected return on plan assets	(253)	(143)	—	—
Amortization of prior service cost	75	74	(3)	(1)
Recognized net actuarial loss (gain)	112	46		(3)

Net periodic benefit cost	$1,770	$1,058	$6	$4

	Six Months Ended June 30
	Pension Plan/SERP		Postretirement Welfare Plan
	2004	2003	2004	2003
Service cost	$2,200	$1,540	$5	$4
Interest cost	811	620	14	13
Expected return on plan assets	(395)	(285)	—	—
Amortization of prior service cost	150	149	(5)	(3)
Recognized net actuarial loss (gain)	166	92	(2)	(6)

Net periodic benefit cost	$2,932	$2,116	$12	$8

EFSG Pension Plan

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Service cost	$—	$—	$—	$—
Interest cost	—	216	—	324
Expected return on plan assets	—	—	—	—
Amortization of transition obligation	—	—	—	—
Amortization of prior service cost	—	—	—	—
Recognized net actuarial gain	—	(216)	—	(324)

Net periodic benefit cost	$—	$—	$—	$—

12 – Recapture of Previously Ceded Business

The following schedule shows the Consolidated Income Statement as reported (Column 1) and adjustments (Column 2) to reflect the income statement impact of the recapture (referred to in the table as the clawback) of business previously ceded to the Company by one of the primary insurer customers of the financial guaranty segment. The adjusted numbers are shown in Column 3. The impact of the clawback (Column 2) reflects the clawback of business ceded to the Company in prior periods. This clawback affected the first quarter (and, as a result, the year-to-date period) of 2004. Accordingly, management believes that Column 3 provides useful information to investors by presenting a more meaningful basis of comparison for the Company’s past and future results. In addition, renewal business related to the recapture of the business previously ceded to the Company by this primary insurer customer is no longer included in the results of the Company.

(Thousands of dollars, except per share data)	As Reported Six Months Ended June 30, 2004	Impact of Clawback	As Adjusted Six Months Ended June 30, 2004 Excluding Clawback	Six Months Ended June 30, 2003

Revenues:
Net premiums written	$512,697	$(96,417)	$609,114	$526,256

Premiums earned	$502,669	$(24,892)	$527,561	$481,141
Net investment income	100,584	—	100,584	93,676
Equity in net income of affiliates	84,654	—	84,654	48,747
Other income	15,796	—	15,796	29,960

Total revenues	703,703	(24,892)	728,595	653,524

Expenses:
Provision for losses	231,327	—	231,327	163,298
Policy acquisition costs	53,655	(9,766)	63,421	62,385
Other operating expenses	105,583	—	105,583	101,006
Interest expense	18,018	—	18,018	18,236

Total expenses	408,583	(9,766)	418,349	344,925

Gains and losses:
Gain on sales of investments	31,963	—	31,963	6,849
Change in fair value of derivative instruments	4,659	(791)	5,450	(12,727)

Total gains (losses)	36,622	(791)	37,413	(5,878)

Pretax income (loss)	331,742	(15,917)	347,659	302,721
Provision (benefit) for income taxes	91,229	(5,571)	96,800	86,275

Net income (loss)	$240,513	$(10,346)	$250,859	$216,446

Net income (loss) available to common stockholders	$240,513	$(10,346)	$250,859	$216,446

Net income (loss) per share	$2.53	$(0.11)	$2.64	$2.29

Weighted average shares outstanding (thousands)	94,991		94,991	94,328

The following schedule shows the Financial Guaranty Segment Income Statement as reported (Column 1) and adjustments (Column 2) to reflect the income statement impact of the recapture (referred to in the table as the clawback) of business previously ceded to the Company by one of the primary insurer customers of the financial guaranty segment. The adjusted numbers are shown in Column 3. The impact of the clawback (Column 2) reflects the clawback of business ceded to the Company in prior periods. This clawback affected the first quarter (and, as a result, the year-to-date period) of 2004. Accordingly, management believes that Column 3 provides useful information to investors by presenting a more meaningful basis of comparison for the Financial Guaranty Segment’s past and future results.

(Thousands of dollars, except per share data)	As Reported Six Months Ended June 30, 2004	Impact of Clawback	As Adjusted Six Months Ended June 30, 2004 Excluding Clawback	Six Months Ended June 30, 2003

Revenues:
Net premiums written	$70,569	$(96,417)	$166,986	$171,257

Premiums earned	$96,066	$(24,892)	$120,958	$123,391
Net investment income	42,294	—	42,294	39,058
Equity in net income (loss) of affiliates	(633)	—	(633)	5,458
Other income	854	—	854	2,759

Total revenues	138,581	(24,892)	163,473	170,666

Expenses:
Provision for losses	32,165	—	32,165	33,094
Policy acquisition costs	19,436	(9,766)	29,202	27,462
Other operating expenses	23,070	—	23,070	18,186
Interest expense	6,296	—	6,296	6,101

Total expenses	80,967	(9,766)	90,733	84,843

Gains and losses:
Gain on sales of investments	1,141	—	1,141	6,902
Change in fair value of derivative instruments	1,410	(791)	2,201	(12,728)

Total gains (losses)	2,551	(791)	3,342	(5,826)

Pretax income (loss)	60,165	(15,917)	76,082	79,997
Provision (benefit) for income taxes	10,199	(5,571)	15,770	21,518

Net income (loss)	$49,966	$(10,346)	$60,312	$58,479

Loss ratio-excluding Clawback			26.6%	26.8%
Expense ratio-excluding Clawback			43.2%	37.0%

			69.8%	63.8%

13- Selected Information of Registrant – Radian Group Inc.

(In thousands)	June 30 2004	December 31 2003
Investment in subsidiaries, at equity in net assets	$3,865,053	$3,693,107
Total assets	4,126,828	4,001,232
Long term debt	717,514	717,404
Total liabilities	781,134	775,388
Total equity	3,345,694	3,225,844
Total liabilities and equity	4,126,828	4,001,232

14- Subsequent Events

On August 3, 2004, the Company entered into a reinsurance agreement under which it ceded a significant portion of the risk associated with an $882 million portfolio of first lien, sub-prime residential mortgage loans insured by the Company. The Company’s counterparty under the reinsurance agreement is SMART HOME Reinsurance 2004-1 Limited (“SMART HOME”), a Bermuda reinsurance company that is not affiliated with the Company and was formed solely to enter into the reinsurance arrangement. SMART HOME was funded in the capital markets by the issuance of credit-linked notes rated between AA and BB by S&P, and between Aa2 and Ba1 by Moody’s, that were issued in separate classes related to loss coverage levels on the reinsured portfolio. The Company anticipates retaining the risk associated with the first loss coverage levels and may retain or sell, in a separate risk transfer agreement, the risk associated with the AAA-rated coverage level.

Holders of the SMART HOME credit-linked notes bear the risk of loss from losses paid to the Company under the reinsurance agreement. SMART HOME will invest the proceeds of the notes in high quality short-term investments approved by S&P and Moody’s. Income earned on those investments and a portion of the reinsurance premiums paid by the Company will be applied to pay interest on the notes as well as certain of SMART HOME’s expenses. The liquidation proceeds of the investments will be used to pay reinsured loss amounts to the Company, and any remaining proceeds will be applied to pay principal on the notes.

15- Contractual Obligations and Commitments and Off-Balance Sheet Arrangements

The Company has various contractual obligations, which are recorded as liabilities in its Condensed Consolidated Financial Statements. Other items, including payments under operating lease agreements, are not recorded on the balance sheet as liabilities but represent a contractual commitment to pay.

The following table summarizes the Company’s significant contractual obligations and commitments as of June 30, 2004 and the future periods in which such obligations are expected to be settled in cash. The table reflects the timing of principal payments on outstanding debt. Additional details regarding these obligations are provided in the Notes to the Condensed Consolidated Financial Statements as referenced in the table:

	Payments Due by Period
(In thousands)	Total	2004	2005-2006	2007	2008 and After
Long-term debt	$720,000	—	—	—	$720,000
Operating lease commitments	$115,272	$6,355	$21,301	$9,963	$77,654
Purchase obligations	—	—	—	—	—

The Company also has obligations with respect to its pension, postretirement and other benefit plans. See Note 11.

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

The Company has provided to an affiliate of Sherman a $150 million financial guaranty policy in connection with a structured financing of several pools of receivables previously acquired by Sherman.

The Company has guaranteed payments of up to $25.0 million of a revolving credit facility issued to Sherman. This facility expires December 31, 2004. There were no amounts outstanding under this facility as of June 30, 2004.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of the Company’s consolidated financial condition and results of operations should be read in conjunction with the Company’s consolidated financial statements and the notes thereto included elsewhere in this report.

Overview

Radian provides credit insurance and financial services to mortgage lenders and other global financial institutions. As a holder of credit risk, the Company’s results are subject to macroeconomic conditions and specific events that impact the performance of the underlying insured assets. The second quarter of 2004 was a challenging quarter. The results of the Company’s mortgage insurance business trended negatively as a continuation of the unprecedented refinance wave that has caused very high cancellation rates and has negatively impacted insurance in force and premiums earned. Although claims have continued to increase, there has been a moderation of delinquencies, which is a leading indicator of future claims. Cancellation rates are expected to decline in the second half of the year. The mortgage insurance mix of business has continued to include lower credit profile business such as Alternative A (“Alt-A”) and A minus. The financial guaranty business continued to recover successfully from setbacks caused by a large loss on a manufactured housing transaction and by the “clawback” of a substantial book of reinsurance by one of its financial guaranty customers. The financial services segment had an unprecedented year of earnings strength and growth and return on investment.

The Company believes that its diversified credit enhancement strategy is sound and intends to continue to implement this strategy. In the mortgage insurance business, the Company is hopeful that an economic recovery and job growth can positively impact performance and that modestly rising interest rates will help reduce cancellation rates, although these macroeconomic factors are outside of the Company’s control. The Company’s challenges will be to solidify the AA financial guaranty business platform by continuing to demonstrate the ability to grow and write quality business. The Company expects to increase its efforts in the European markets for both mortgage and financial guaranty business to allow it to take advantage of its core competencies of credit risk analysis and capital allocation to write profitable business in Europe.

Business Summary

The Company’s principal business segments are mortgage insurance, financial guaranty and financial services. The following table shows the percentage contributions to total revenues and net income of these businesses for the six months ended June 30, 2004:

	Revenues	Net Income
Mortgage Insurance	67%	57%
Financial Guaranty	20%	21%
Financial Services	13%	22%

The Company’s mortgage insurance business provides private mortgage insurance and risk management services to mortgage lending institutions through three wholly owned subsidiaries, Radian Guaranty Inc., Amerin Guaranty Corporation and Radian Insurance Inc. (individually referred to as “Radian Guaranty”, “Amerin Guaranty” and “Radian Insurance” and together referred to as “Mortgage Insurance”). Private mortgage insurance protects mortgage lenders from default-related losses on residential first mortgage loans made primarily to home buyers who make down payments of less than 20% of the home’s purchase price. Private mortgage insurance also facilitates the sale of such mortgage loans in the secondary mortgage market, principally to Freddie Mac and Fannie Mae. Premium rates in the mortgage insurance business are determined on a risk-adjusted basis that includes borrower, loan, and property characteristics. The Company uses models to project the premiums, losses and expenses, as well as the capital necessary to be held in support of the risk. Pricing is established in an amount that the Company expects will allow a reasonable return on allocated capital.

Mortgage Insurance also utilizes its underwriting skills to provide an outsourced underwriting service to its customers known as contract underwriting. For a fee, Mortgage Insurance underwrites loan files for secondary market compliance while concurrently assessing the file for mortgage insurance, if applicable. The Company gives recourse to its customers on loans it underwrites for compliance. If the Company makes a material error in underwriting a loan, the Company agrees to provide a remedy of placing mortgage insurance coverage on the loan, purchasing the loan or indemnifying the lender against losses associated with the loan.

The Company entered the financial guaranty business through its 2001 acquisition of Enhance Financial Services Group Inc. (“EFSG”), a New York-based insurance holding company that primarily insures and reinsures credit-based risks. Financial guaranty insurance provides an unconditional and irrevocable guaranty to the holder of a financial obligation of full and timely payment of principal and interest when due. In the event of default, payments under the insurance policy generally may not be accelerated without the insurer’s approval, and the holder continues to receive payments of principal and interest as if no default had occurred. Also, the insurer often has recourse against the issuer and/or any related collateral for amounts the insurer pays under the terms of the policy. Premiums almost always are non-refundable and are invested upon receipt. Premiums paid in full at inception are recorded as revenue (“earned”) over the life of the obligation (or the coverage period if shorter). Premiums paid in installments are generally recorded as revenue in the accounting period in which coverage is provided. This long and relatively predictable premium earnings pattern is characteristic of the financial guaranty insurance industry and provides a relatively predictable source of future revenues.

In October 2002, S&P downgraded the Insurer Financial Strength rating of Radian Reinsurance, Inc. (“Radian Reinsurance”) from “AAA” to “AA.” As a result of this downgrade, effective January 31, 2004, one of Radian Reinsurance’s primary insurer customers exercised its right to recapture $96.4 million of written premiums previously ceded to Radian Reinsurance. The entire impact of this recapture of written premiums was reflected as a reduction of written premiums in the first quarter of 2004. Because the Company, in accordance with GAAP, already had reflected $24.9 million of these recaptured written premiums as having been earned, the Company was required to reflect the entire $24.9 million reduction in earned premiums in the first quarter of 2004. The Company estimates that the recapture of reinsurance business will reduce 2004 pre-tax income by approximately $37.8 million or approximately $0.26 per share after tax. Without cost to the Company, the remaining primary insurer customers have agreed not to exercise similar recapture rights.

Effective June 1, 2004, EFSG’s two main operating subsidiaries, Radian Asset Assurance Inc. (“Radian Asset Assurance”) and Radian Reinsurance were merged, with Radian Asset Assurance as the surviving company. Through this merger, the financial guaranty reinsurance business formerly conducted by Radian Reinsurance was combined with the direct financial guaranty business conducted by Radian Asset Assurance. The merger combined the assets, liabilities and shareholder’s equity of the two companies and the combined company (“Financial Guaranty”) is rated “Aa3” by Moody’s Investor Service (“Moody’s”), “AA” (with a negative outlook) by Standard & Poor’s Insurance Rating Service (“S&P”) and “AA” by Fitch Ratings (“Fitch”), the rating assigned to Radian Asset Assurance prior to the merger. In May 2004, Moody’s provided Radian Asset Assurance with an initial insurance financial strength rating of “Aa3”. Concurrently therewith, in anticipation of the merger, Moody’s downgraded the insurance financial strength rating of Radian Reinsurance to “Aa3” from “Aa2”. As a result of the downgrade of the Moody’s rating related to the financial guaranty reinsurance business associated with the merger, two of the primary insurer customers of the financial guaranty reinsurance business have the right to recapture an aggregate of $20.3 billion of par in force ceded to Financial Guaranty, including $147.3 million of written premiums as of June 30, 2004, $31.4 million of which has been recorded as earned premiums. The Company is currently negotiating with these customers regarding whether the recapture rights will be exercised and cannot provide any assurances as to the outcome of these negotiations.

Financial Guaranty includes Radian Asset Assurance Limited (“RAAL”), a subsidiary of Radian Asset Assurance that is authorized to conduct an insurance business in the United Kingdom. The Company believes that, through RAAL, it will have additional opportunities to write financial guaranty insurance in the United Kingdom and, subject to compliance with the European passporting rules, in seven other countries in the European Union. In July of 2004, RAAL received initial ratings of “AA” (negative outlook) from S&P and “AA” from Fitch. The Company expects that these ratings will better position RAAL to continue to build its structured products business in the United Kingdom and throughout the European Union through the European passport system.

The Company also owns an approximate 15% interest in Primus Guaranty, Ltd., a Bermuda holding company and parent to Primus Financial Products, LLC, which provides credit risk protection to derivatives dealers and credit portfolio managers on individual investment-grade entities.

In December 2003, the Company announced that it would cease operations at RadianExpress.com Inc. (“RadianExpress”). The Company’s decision followed its receipt of an order from the California Superior Court denying the Company’s appeal from a decision by the California Commissioner of Insurance sustaining a California cease and desist order applicable to the Company’s offering of its Radian Lien Protection product. The California Superior Court’s denial is on appeal, but the decision significantly reduced the potential for increased revenues at RadianExpress, which was the entity through which Radian Lien Protection sales would have been processed. During the first quarter of 2004, RadianExpress ceased processing new orders and is completing the final processing of the remaining transactions. Following the cessation of operations at RadianExpress, the Company’s financial services business consists primarily of its 46% ownership interest in Credit-Based Asset Servicing and Securitization LLC (“C-BASS”) and its 41.5% interest in Sherman Financial Services Group LLC (“Sherman”). C-BASS is a mortgage investment and servicing firm specializing in credit-sensitive, single-family residential mortgage assets and residential mortgage-backed securities. By using sophisticated analytics, C-BASS essentially seeks to take advantage of what it believes to be the mispricing of credit risk for certain of these assets in the marketplace. Sherman is a consumer asset and servicing firm specializing in charged-off and bankruptcy plan consumer assets and charged-off high loan-to-value mortgage receivables that it purchases at deep discounts from national financial institutions and major retail corporations.

Results of Operations - Consolidated

Net income for the second quarter of 2004 was $120.5 million or $1.27 per share compared to $111.7 million or $1.18 per share for the second quarter of 2003. Net income for the first six months of 2004 was $240.5 million or $2.53 per share compared to $216.4 million or $2.29 per share for the six months ended June 30, 2003. The results for the first six months of 2004 reflect an immediate reduction in net income of $10.3 million or $0.11 per share related to the first quarter of 2004 recapture of business previously ceded to the Company by one of the primary insurer customers of the financial guaranty segment. This recapture of previously ceded business also resulted in the loss of premiums that would have been earned over the balance of 2004 and that would have resulted in an additional $0.15 per share of net income over that period. Included in the results for the second quarter and first six months of 2004 are total gains on sales of investments and changes in fair value of derivative investments of $5.3 million or $0.04 per share after-tax and $36.6 million or $0.25 per share after-tax, respectively, compared to total losses on sales of investments and changes in fair value of derivative investments of $2.0 million or $0.01 per share after-tax and $5.9 million or $0.04 per share after-tax for the comparable periods of 2003. Direct primary insurance in force in the mortgage insurance business segment was $116.2 billion at June 30, 2004 compared to $122.1 billion at June 30, 2003. Total net debt service outstanding (par plus interest) on transactions insured by Financial Guaranty was $98.8 billion at June 30, 2004 compared to $114.7 billion at June 30, 2003. The amount reported for Financial Guaranty at June 30, 2004 reflects the recapture by one of the primary insurer customers of approximately $25.5 billion of net debt service outstanding that previously was ceded to the Company.

Consolidated premiums written for the second quarter of 2004 were $331.3 million compared to $273.9 million for the second quarter of 2003. Consolidated earned premiums for the second quarter of 2004 were $259.2 million, a $4.2 million or 1.6% increase from $255.0 million reported in the second quarter of 2003. Net investment income increased to $50.9 million for the second quarter of 2004, up from $47.0 million in the second quarter of 2003, primarily due to growth in the investment portfolio funded by continued positive operating cash flows. The Company has continued to invest some of its net operating cash flow in tax-advantaged securities, primarily municipal bonds, although the Company’s investment policy allows the purchase of various other asset classes, including common stock and convertible securities. The Company’s common equity exposure is targeted at a maximum of 5% of the investment portfolio’s market value, while the investment-grade convertible securities and investment-grade taxable bond exposures are each targeted not to exceed 10%. Equity in net income of affiliates increased to $52.2 million in the second quarter of 2004, up from $33.9 million in the same period of 2003. This increase resulted from very strong growth in earnings at C-BASS and Sherman. Other income decreased to $7.4 million in the second quarter of 2004 from $15.4 million for the same period of 2003, primarily due to the previously announced cessation of operations at RadianExpress.

Consolidated premiums written for the first six months of 2004 were $512.7 million, down $13.6 million or 2.6% from $526.3 million for the same period of 2003. Consolidated earned premiums for the first six months of 2004 were $502.7 million, up $21.6 million or 4.5% from $481.1 million for the same period of 2003. The amount of net premiums written reported in the first six months of 2004 reflects a reduction of $96.4 million of financial guaranty written premiums related to the first quarter 2004 recapture of business by one primary insurer, which also reduced earned premiums by $24.9 million. Net investment income was $100.6 million for the six months ended June 30, 2004, an increase of $6.9 million or 7.4% compared to $93.7 million reported in the first six months of 2003. Equity in net income of affiliates increased $36.0 million or 73.9% to $84.7 million for the first six months of 2004 from $48.7 million for the same period of 2003. Other income decreased 47.3% to $15.8 million for the first six months of 2004 compared to $30.0 million in the respective period of 2003. Increases and decreases for the six month periods resulted primarily from the respective factors identified above with respect to the second quarter periods.

The provision for losses for the second quarter of 2004 was $116.6 million, an increase of $21.1 million or 22.1% from the $95.5 million reported for the second quarter of 2003. All of this increase was in Mortgage Insurance as a result of higher claims paid and an increase in default rates. Policy acquisition costs were $31.4 million in the second quarter of 2004, flat with the comparable period of 2003. Other operating expenses declined to $52.4 million in the second quarter of 2004 compared to $56.6 million in the second quarter of 2003 primarily due to a reduction in expenses as a result of the cessation of business at RadianExpress. Interest expense of $8.4 million in the second quarter of 2004 decreased $1.3 million or 13.4% from $9.7 million in the second quarter of 2003, primarily due to the impact of the interest rate swap that the Company entered into in the second quarter of 2004, which effectively converted the interest rate on the Company’s 5.625% Senior Notes due 2013 to a variable rate based on a spread over LIBOR.

The provision for losses for the first six months of 2004 was $231.3 million, an increase of $68.0 million or 41.6% from the same period of 2003. The increase in the provision for losses for the six month period of 2004 was primarily related to increased claims and default rates in Mortgage Insurance. Policy acquisition costs were $53.7 million for the six months ended June 30, 2004 compared to $62.4 million for the first six months of 2003. The amount reported in the first six months of 2004 reflects the $9.8 million reduction of Financial Guaranty acquisition costs resulting from the recapture of previously written business by one primary insurer customer. Other operating expenses were $105.6 million for the first six months of 2004, a $4.6 million or 4.6% increase from the same period of 2003 primarily as a result of Information Technology (“IT”) expenditures and the amortization of IT projects that have been or will be placed into service this year, as well as increased compliance costs, including Sarbanes-Oxley compliance.

Interest expense of $18.0 million decreased from $18.2 million for the first six months of 2003 due to the issuance of $250 million of 5.625% senior notes in February 2003 offset by the positive impact of the interest rate swap discussed above. The consolidated effective tax rate was 27.5% for the three and six months ended June 30, 2004, respectively, compared to 28.5% for the three and six month periods of 2003.

Mortgage Insurance – Results of Operations

Mortgage Insurance’s net income for the second quarter of 2004 was $56.7 million compared to $70.2 million for the second quarter of 2003. This decrease was due to increases in the provision for losses and operating expenses partially offset by an increase in earned premiums. Net income for the first six months of 2004 was $137.2 million compared to $137.8 million for the first six months of 2003. The first six months of 2004 reflected higher premiums, as well as a higher provision for losses and operating expenses. Primary new insurance written during the second quarter of 2004 was $11.8 billion, a $6.3 billion or 34.8% decrease from the $18.1 billion written in the second quarter of 2003. This decrease was primarily due to a decrease in insurance written in both flow and structured transactions. Refinance activity in the second quarter of 2004 was still high, but not as high as in the second quarter of 2003. Primary new insurance written during the first six months of 2004 was $21.4 billion, an $18.0 billion or 45.7% decrease from the comparable period of 2003. During the first six months of 2004, Mortgage Insurance wrote $2.2 billion or 10.1% of new insurance written through structured transactions as compared to $15.5 billion or 39.5% of new insurance written in the same period of 2003. Of this amount in 2003, $10.7 billion was written in the first three months of the year. The amount originated in the first quarter of 2003 included a large structured transaction for one customer composed of prime mortgage loans originated throughout the United States. Although home purchases have increased, the mortgage insurance industry did not benefit from this increase due to equity appreciation, which decreased the percentage of loans requiring mortgage insurance, and an increase in alternative mortgage executions that exclude mortgage insurance. The Company’s participation in the structured transactions market is likely to vary significantly from quarter to quarter as the Company competes with other mortgage insurers, as well as capital market executions, for these transactions.

In the second quarter and first six months of 2004, Mortgage Insurance wrote $238 million and $324 million, respectively, of pool insurance risk as compared to $502 million and $565 million in the same periods of 2003. The lower level of structured transactions, including those that are pool insurance risk, and a lower level of GSE pool risk written contributed to this decline. The large transaction in the first quarter of 2003 was pool insurance.

Mortgage Insurance’s volume in the second quarter and first six months of 2004 continued to be impacted by lower interest rates that affected the entire mortgage industry. The continued low interest rate environment caused refinancing activity to remain high. Mortgage Insurance’s refinancing activity as a percentage of primary new insurance written was 41% for the second quarter of 2004 as compared to 53% for the same period of 2003. The persistency rate, which is defined as the percentage of insurance in force that remains on the Company’s books after any 12-month period, was 53.9% for the 12 months ended June 30, 2004 as compared to 52.0% for the 12 months ended June 30, 2003. This slight increase in the persistency rate reflects a decline in refinancing activity, although refinancing continued to remain at a high level for the second quarter of 2004. The expectation for the rest of 2004 is lower industry volume of new insurance written and slightly higher persistency rates, influenced by relatively stable or slowly rising interest rates.

Net premiums earned in the second quarter of 2004 were $199.5 million, an increase of 5.2% compared to $189.7 million for the second quarter of 2003. Net premiums earned in the first six months of 2004 were $406.6 million, an increase of 13.6% compared to $357.8 million for the first six months of 2003. The net premiums earned in the 2004 periods reflect an increase in premiums from non-traditional new insurance volume in Radian Insurance and Amerin Guaranty. Certain portions of this business are included in “other risk in force” and include a high percentage of credit enhancement on net interest margin securities (“NIMS”) and second lien mortgage insurance business. During the second quarter of 2004, the Company announced its intent to limit the amount of second lien business it will originate in the future. Premiums earned in Radian Insurance and Amerin Guaranty, primarily from credit insurance on mortgage-related assets and second mortgages, were $35.1 million and $64.8 million, respectively, in the second quarter and first six months of 2004 compared to $21.6 million and $37.0 million, respectively, in the same periods of 2003. During 2003 and continuing into 2004, Radian Guaranty also experienced a change in the mix of new insurance written. The mix now includes a higher percentage of non-prime business, which has higher premium rates intended to compensate for the increased level of expected loss associated with this type of insurance. Direct primary insurance in force was $116.2 billion at June 30, 2004, compared to $119.9 billion at December 31, 2003 and $122.1 billion at June 30, 2003. Total pool risk in force was $2.6 billion at June 30, 2004 compared to $2.4 billion at December 31, 2003 and $2.3 billion at June 30, 2003. Other risk in force in Radian Insurance and Amerin Guaranty was $1.1 billion at June 30, 2004, December 31, 2003 and June 30, 2003.

The Company insures non-traditional loans, primarily Alt-A and A minus loans (collectively, referred to as “non-prime” business). Alt-A borrowers generally have a similar credit profile to the Company’s prime borrowers, but these loans are underwritten with reduced documentation and verification of information. The Company typically charges a higher premium rate for this business due to the reduced documentation. The Company considers this business to be more risky than prime business, but not significantly more risky with respect to loans with relatively high FICO credit scores above 660. The Company also insures Alt-A loans with FICO scores below 660 and charges a significantly higher premium for the level of increased risk. During the second quarter of 2004, the Company significantly reduced the amount of lower FICO, Alt-A business written. The Company expects to continue to reduce the volume of lower level FICO Alt-A business written in the future. The A minus loan programs typically have non-traditional credit standards that are less stringent than standard credit guidelines. To compensate for this additional risk, the Company receives a higher premium for insuring this product, which the Company believes is commensurate with the additional default risk. During the second quarter and first six months of 2004, non-prime business accounted for $3.8 billion and $7.1 billion, or 31.9% and 33.4%, respectively, of Mortgage Insurance’s new primary insurance written as compared to $6.4 billion and $14.2 billion, or 35.4% and 36.0%, respectively, for the same periods in 2003. Of the $3.8 billion of non-prime business written for the second quarter of 2004 and $7.1 billion of non-prime business written for the first six months of 2004, $2.4 billion or 63.2% and $4.9 billion or 69.0%, respectively, was Alt-A. At June 30, 2004, non-prime insurance in force was $35.2 billion or 30.4% of total primary insurance in force as compared to $35.5 billion or 29.1% at June 30, 2003. Of the $35.2 billion of non-prime insurance in force at June 30, 2004, $22.5 billion or 63.9% was Alt-A. The Company anticipates that the trend of a high mix of non-prime mortgage insurance business and non-traditional insurance products will continue as a result of structural changes and competitive products in the mortgage lending business.

On August 3, 2004, the Company entered into a reinsurance agreement under which it ceded a significant portion of the risk associated with an $882 million portfolio of first lien, sub-prime residential mortgage loans insured by the Company. The Company’s counterparty under the reinsurance agreement is SMART HOME Reinsurance 2004-1 Limited (“SMART HOME”), a Bermuda reinsurance company that is not affiliated with the Company and was formed solely to enter into the reinsurance arrangement. SMART HOME was funded in the capital markets by the issuance of credit-linked notes rated between AA and BB by S&P, and between Aa2 and Ba1 by Moody’s, that were issued in separate classes related to loss coverage levels on the reinsured portfolio. The Company anticipates retaining the risk associated with the first loss coverage levels and may retain or sell, in a separate risk transfer agreement, the risk associated with the AAA-rated coverage level.

Holders of the SMART HOME credit-linked notes bear the risk of loss from losses paid to the Company under the reinsurance agreement. SMART HOME will invest the proceeds of the notes in high quality short-term investments approved by S&P and Moody’s. Income earned on those investments and a portion of the reinsurance premiums paid by the Company will be applied to pay interest on the notes as well as certain of SMART HOME’s expenses. The liquidation proceeds of the investments will be used to pay reinsured loss amounts to the Company, and any remaining proceeds will be applied to pay principal on the notes.

Mortgage Insurance and other companies in the industry have entered into risk/revenue-sharing arrangements with various customers that are designed to allow the customer to participate in the risks and rewards of the mortgage insurance business. One such product is captive reinsurance, in which a mortgage lender establishes a mortgage reinsurance company that assumes part of the risk associated with that lender’s insured book of business. In most cases, the risk assumed by the reinsurance company is an excess layer of aggregate losses that would be penetrated only in a situation of adverse loss development. For the second quarter of 2004, premiums ceded under captive reinsurance arrangements were $22.7 million or 12.1% of total premiums earned during the period, as compared to $17.6 million or 9.5% of total premiums earned for the same period of 2003. For the first six months of 2004, premiums ceded under captive reinsurance arrangements were $41.9 million, or 10.9% of total premiums earned as compared to $36.1 million, or 10.1% of total premiums earned for the same period of 2003. New primary insurance written under captive reinsurance arrangements for the three and six months ended June 30, 2004 was $5.1 billion and $9.4 billion, respectively, or 43.0% and 43.9%, respectively, of total primary new insurance written for the second quarter and first six months of 2004 as compared to $5.4 billion and $10.7 billion, respectively, or 29.8% and 27.1%, of total primary new insurance written for the three and six months ended June 30, 2003. These percentages have increased from prior periods as a result of a reduction in structured transactions over the last several quarters. Primary insurance written in structured transactions is not typically eligible for captive reinsurance arrangements. Prior to 2004, the Company had experienced a trend toward increased use of these risk/revenue-sharing arrangements at increased percentage levels. The Company continues to evaluate the level of revenue sharing against risk sharing on a customer-by-customer basis.

Net investment income attributable to Mortgage Insurance for the second quarter of 2004 was $29.7 million, an increase of $2.9 million or 10.8% compared to $26.8 million for the same period of 2003. Net investment income was $58.2 million for the six months ended June 30, 2004 compared to $54.6 million for the same period of 2003. These increases were the result of continued growth in invested assets primarily due to positive operating cash flows and the allocation of interest income from net financing activities.

The provision for losses for the second quarter of 2004 was $101.0 million, an increase of $25.0 million or 32.9% from $76.0 million for the same period of 2003 primarily as a result of a higher mix of non-traditional insured loans. The provision for losses for the six months ended June 30, 2004 of $199.2 million increased from $130.2 million for the first six months of 2003 for the same reason. The seasoning of this higher mix of non-traditional insured loans resulted in an increase in claims coupled with higher delinquency (or default) rates. Claim activity is not spread evenly throughout the coverage period of a book of business. Relatively few claims on prime business are received during the first two years following issuance of a policy and on non-prime business during the first year. Historically, claim activity on prime loans has reached its highest level in the third through fifth years after the year of policy origination, and on non-prime loans this level is expected to be reached in the second through fourth years. Approximately

78.5% of the primary risk in force and approximately 40.1% of the pool risk in force at June 30, 2004 had not yet reached its highest claim frequency years. The combined default rate for both primary and pool insurance, excluding second lien insurance coverage, was 3.2% at June 30, 2004 and December 31, 2003 and 2.8% at June 30, 2003, while the default rate on the primary business was 4.6% at June 30, 2004 compared to 4.7% at December 31, 2003 and 4.0% at June 30, 2003. The change in the default rate on the primary business from December 31, 2003 was comprised of a 69 basis point increase in the default rate on the non-prime business as a result of that business’ seasoning, with the default rate on the prime business down 44 basis points from year end as described in the tables below. A strong economy generally results in better default rates and a decrease in the overall level of losses. A weakening of the economy could negatively impact the Company’s overall default rates, which would result in an increase in the provision for losses.

The total number of loans in default decreased from 50,080 at December 31, 2003 to 46,657 at June 30, 2004. The number of defaults at December 31 is usually high due to seasonality. The average loss reserve per default increased from $10,253 at the end of 2003 to $11,296 at June 30, 2004. The higher reserve per default is a result of an increase in the expected roll rate from delinquency to claim. The loss reserve as a percentage of risk in force was 1.7% at both June 30, 2004 and December 31, 2003. The non-prime mortgage insurance business has experienced a consistent increase in the number of defaults in the past. Although the default rate on this business is higher than on prime business, higher premium rates charged for non-prime business are expected to compensate for the increased level of expected losses associated with this business. The number of non-prime loans in default at June 30, 2004 was 20,080, which represented 52% of the total primary loans in default, slightly higher than the 19,840 non-prime loans in default at December 31, 2003, which represented 47% of the total primary loans in default. The default rate on the Alt-A business was 6.1% at June 30, 2004 compared to 5.3% at December 31, 2003. The default rate on the A minus and below loans was 12.1% at June 30, 2004 and 11.4% at December 31, 2003. It is too early to determine whether the increased premiums charged on non-prime business will compensate for the ultimate losses on the non-prime business. The default rate on the prime business was 3.0% and 3.5% at June 30, 2004 and December 31, 2003, respectively.

Direct claims paid for the second quarter and first six months of 2004 were $93.7 million and $182.3 million, respectively, compared to direct claims paid of $67.9 million and $121.2 million for the comparable periods of 2003. The average claim paid has increased over the past few years due primarily to deeper coverage amounts and larger loan balances. In addition, claims paid in 2004 have been impacted by the rise in delinquencies in 2002 and 2003 that have proceeded to foreclosure. Alt-A loans have a significantly higher average claim payment due to higher loan balances and greater coverage percentages. Claims paid on second lien mortgages increased year over year as a result of the increase in the volume of business written in 2003, for which the Company has begun to pay claims. A disproportionately higher incidence of claims in Georgia is directly related to what the Company’s risk management department believes to be questionable property value estimates in that state. The Company’s risk management department has put into place several property valuation checks and balances to mitigate the risk of this issue recurring and applies these same techniques to all mortgage insurance transactions. The Company expects this higher incidence of claims in Georgia to continue until loans originated in Georgia prior to the implementation of these preventive measures become sufficiently seasoned. A higher level of claim incidence in Texas partly resulted from unemployment levels that were higher than the national average and lower home price appreciation. The Company believes that claims in the Midwest and Southeast have been rising and will continue to rise due to the weak industrial sector of the economy. The Company anticipates that overall claim payments will continue to increase throughout 2004 although heightened loss mitigation efforts are expected to keep the increase to a moderate level.

The following table provides selected information as of and for the periods indicated for the Mortgage Insurance segment:

	Three Months Ended			Six Months Ended
($ thousands, unless specified otherwise)	June 30 2004	March 31 2004	June 30 2003	June 30 2004	June 30 2003

Provision for losses	$101,039	$98,123	$76,037	$199,162	$130,204
Reserve for losses	$527,059	$521,102	$490,579

Default Statistics
Primary Insurance
Prime
Number of insured loans	624,055	629,719	683,734
Number of loans in default	18,830	19,240	20,889
Percentage of total loans in default	3.02%	3.06%	3.06%

Alt-A
Number of insured loans	131,694	137,247	120,943
Number of loans in default	7,997	7,880	5,272
Percentage of total loans in default	6.07%	5.74%	4.36%

A Minus and below
Number of insured loans	99,980	103,545	112,646
Number of loans in default	12,083	11,757	10,941
Percentage of loans in default	12.09%	11.35%	9.71%

Total
Number of insured loans	855,729	870,511	917,323
Number of loans in default	38,910	38,877	37,102
Percentage of loans in default	4.55%	4.47%	4.04%

Direct claims paid:
Prime	$37,588	$32,059	$32,271	$69,647	$56,334
Alt-A	22,377	20,525	12,091	42,902	20,699
A minus and below	23,809	22,634	17,169	46,443	31,104
Seconds	9,899	13,399	6,336	23,298	13,042

Total	$93,673	$88,617	$67,867	$182,290	$121,179

Average claim paid:
Prime	$24.4	$24.5	$25.6	$24.4	$24.3
Alt-A	38.4	42.6	40.2	40.3	38.9
A minus and below	26.6	27.7	26.1	27.1	25.4
Seconds	25.6	30.1	28.5	28.0	26.1
Total	27.5	29.0	27.8	28.2	26.5

	Three Months Ended			Six Months Ended
	June 30 2004	March 31 2004	June 30 2003	June 30 2004	June 30 2003
Claims paid:
Georgia	$9,422	$8,569	$7,287	$17,991	$12,208
Texas	7,291	8,038	4,051	15,329	6,949
North Carolina	5,697	5,228	2,843	10,925	4,423
Ohio	4,996	3,411	2,623	8,407	4,951
Colorado	4,946	3,756	1,961	8,702	3,377

Percentage of total claims paid:
Georgia	10.1%	9.7%	10.7%	9.9%	10.1%
Texas	7.8	9.1	6.0	8.4	5.7
North Carolina	6.1	5.9	4.2	6.0	3.6
Ohio	5.3	3.8	3.9	4.6	4.1
Colorado	5.3	4.2	2.9	4.8	2.8

Risk in force: ($ millions)
California	$3,555	$3,822	$4,492
Florida	2,377	2,308	2,258
New York	1,521	1,592	1,720
Texas	1,459	1,454	1,460
Georgia	1,244	1,255	1,250

Total risk in force:	$26,606	$26,906	$27,815

Percentage of total risk in force:
California	13.4%	14.2%	16.1%
Florida	8.9	8.6	8.1
New York	5.7	5.9	6.2
Texas	5.5	5.4	5.2
Georgia	4.7	4.7	4.5

	Three Months Ended
	June 30 2004		March 31 2004		June 30 2003
Primary new insurance written (“NIW”) ($ millions)
Flow	$10,427	88.6%	$8,842	91.5%	$13,267	73.2%
Structured	1,339	11.4	824	8.5	4,859	26.8

Total	$11,766	100.0%	$9,666	100.0%	$18,126	100.0%

Prime	$8,010	68.1%	$6,271	64.9%	11,710	64.6%
Alt-A	2,403	20.4	2,487	25.7	4,070	22.5
A minus and below	1,353	11.5	908	9.4	2,346	12.9

Total	$11,766	100.0%	$9,666	100.0%	$18,126	100.0%

Total primary new insurance written by FICO(a) score ($ millions)
<=619	$1,095	9.3%	$705	7.3%	$2,106	11.6%
620-679	3,601	30.6	3,209	33.2	5,850	32.3
680-739	4,128	35.1	3,686	38.1	6,133	33.8
>=740	2,942	25.0	2,066	21.4	4,037	22.3

Total	$11,766	100.0%	$9,666	100.0%	$18,126	100.0%

Percentage of primary new insurance written
Monthlies	90%		94%		85%
Refinances	41%		43%		53%
95.01% LTV(b) and above	10%		12%		23%
ARMS	36%		34%		24%

Primary risk written ($ millions)
Flow	$2,596	87.6%	$2,313	89.5%	$3,172	69.7%
Structured	367	12.4	272	10.5	1,377	30.3

Total	$2,963	100.0%	$2,585	100.0%	$4,549	100.0%

Other risk written ($ millions)
Seconds	$10		$52
NIMS and other	52		168

Total other risk written	$62		$220

Captives
Premiums ceded to captives ($ millions)	$22.7		$19.2		$17.6
% of total premiums	12.1%		9.8%		9.5%
NIW subject to captives ($ millions)	$5,057		$4,349		$5,394
% of primary NIW	43.0%		45.0%		29.8%
IIF (c) subject to captives	31.7%		30.3%		28.0%
RIF (d) subject to captives	33.7%		32.2%		29.6%

	Six Months Ended
	June 30 2004		June 30 2003
Primary new insurance written ($ millions)
Flow	$19,269	89.9%	$23,856	60.5%
Structured	2,163	10.1	15,546	39.5

Total	$21,432	100.0%	$39,402	100.0%

Prime	$14,281	66.6%	$25,210	64.0%
Alt-A	4,890	22.8	9,174	23.3
A minus and below	2,261	10.6	5,018	12.7

Total	$21,432	100.0%	$39,402	100.0%

Total primary new insurance written by FICO score ($ millions)
<=619	$1,800	8.4%	$4,519	11.5%
620-679	6,810	31.8	11,373	28.8
680-739	7,814	36.4	13,298	33.8
>=740	5,008	23.4	10,212	25.9

Total	$21,432	100.0%	$39,402	100.0%

Percentage of primary new insurance written
Monthlies	92%		90%
Refinances	42%		55%
95.01% LTV and above	11%		18%
ARMS	35%		38%

Primary risk written ($ millions)
Flow	$4,909	88.5%	$5,714	57.5%
Structured	639	11.5	4,219	42.5

Total	$5,548	100.0%	$9,933	100.0%

Other risk written ($ millions)
Seconds	$62
NIMS and other	220

Total other risk written	$282

Captives
Premiums ceded to captives ($ millions)	$41.9		$36.1
% of total premiums	10.9%		10.3%
NIW subject to captives ($ millions)	$9,406		$10,691
% of primary NIW	43.9%		27.1%
IIF subject to captives
RIF subject to captives

	June 30 2004		March 31 2004		June 30 2003
Primary insurance in force ($ millions)
Flow	$91,449	78.7%	$91,403	77.4%	$91,675	75.1%
Structured	24,730	21.3	26,618	22.6	30,411	24.9

Total	$116,179	100.0%	$118,021	100.0%	$122,086	100.0%

Primary insurance in force ($ millions)
Prime	$80,931	69.6%	$81,168	68.8%	$86,595	70.9%
Alt-A	22,519	19.4	23,589	20.0	21,020	17.2
A minus and below	12,729	11.0	13,264	11.2	14,471	11.9

Total	$116,179	100.0%	$118,021	100.0%	$122,086	100.0%

Primary risk in force ($ millions)
Flow	$22,301	83.8%	$22,305	82.9%
Structured	4,305	16.2	4,601	17.1

Total	$26,606	100.0%	$26,906	100.0%

Prime	$18,327	68.9%	$18,332	68.1%	$19,750	71.0%
Alt-A	5,159	19.4	5,340	19.9	4,541	16.3
A minus and below	3,120	11.7	3,234	12.0	3,524	12.7

Total	$26,606	100.0%	$26,906	100.0%	$27,815	100.0%

Total primary risk in force by FICO score ($millions)
<=619	$3,098	11.6%	$3,267	12.1%	$3,814	13.7%
620-679	8,586	32.3	8,735	32.5	8,918	32.1
680-739	9,099	34.2	9,164	34.0	9,233	33.2
>=740	5,823	21.9	5,740	21.4	5,850	21.0

Total	$26,606	100.0%	$26,906	100.0%	$27,815	100.0%

Percentage of primary risk in force
Monthlies	91%		91%
Refinances	36%		39%
95.01% LTV and above	13%		12%
ARMs	26%		27%

Total primary risk in force by LTV ($ millions)
95.01% and above	$3,324	12.5%	$3,239	12.0%	$2,582	9.3%
90.01% to 95.00%	9,954	37.4	10,119	37.6	10,633	38.2
85.01% to 90.00%	9,903	37.2	9,942	37.0	10,376	37.3
85.00% and below	3,425	12.9	3,606	13.4	4,224	15.2

Total	$26,606	100.0%	$26,906	100.0%	$27,815	100.0%

Total primary risk in force by policy year ($millions)
2001 and prior	$5,615	21.1%	$6,614	24.6%	$11,607	41.7%
2002	4,609	17.3	5,467	20.3	8,675	31.2
2003	11,100	41.7	12,291	45.7	7,533	27.1
2004	5,282	19.9	2,534	9.4	—	—

Total	$26,606	100.0%	$26,906	100.0%	$27,815	100.0%

	Three Months Ended			Six Months Ended
	June 30 2004	March 31 2004	June 30 2003	June 30 2004	June 30 2003
Pool insurance ($ millions)
Number of insured loans	575,934	565,264	599,428
Number of loans in default	6,206	5,739	5,554
Percentage of loans in default	1.08%	1.02%	0.93%
Pool risk written	$238	$86	$502	$324	$565
GSE(e) pool risk in force	$1,559	$1,423	$1,212
Total pool risk in force	$2,567	$2,430	$2,340

Other risk in force ($ millions)
Seconds	$657	$731	$821
NIMS and other	481	475	232

Total other risk in force	$1,138	$1,206	$1,053

	Quarter Ended				Six Months Ended
	June 30 2004		June 30 2003		June 30 2004		June 30 2003
Alt-A Information

Primary new insurance written by FICO score ($ millions)
<=619	$25	1.0%	$5	0.1%	$45	0.9%	$10	0.1%
620-659	309	12.9	961	23.6	773	15.8	1,724	18.8
660-679	435	18.1	798	19.6	879	18.0	1,338	14.6
680-739	1,133	47.1	1,656	40.7	2,257	46.2	3,493	38.1
>=740	501	20.9	650	16.0	936	19.1	2,609	28.4

Total	$2,403	100.0%	$4,070	100.0%	$4,890	100.0%	$9,174	100.0%

Primary risk in force by FICO score ($ millions)
<=619	$85	1.6%	$94	2.0%
620-659	1,154	22.4	1,204	26.5
660-679	889	17.2	739	16.3
680-739	2,133	41.4	1,738	38.3
>=740	898	17.4	766	16.9

Total	$5,159	100.0%	$4,541	100.0%

Primary risk in force by LTV ($ millions)
95.01% and above	$463	9.0%	$291	6.4%
90.01% to 95.00%	1,842	35.7	1,505	33.2
85.01% to 90.00%	2,098	40.7	1,831	40.3
85.00% and below	756	14.6	914	20.1

Total	$5,159	100.0%	$4,541	100.0%

Primary risk in force by policy year ($ millions)
2001 and prior	$526	10.2%	$1,057	23.3%
2002	981	19.0	1,915	42.2
2003	2,381	46.2	1,569	34.5
2004	1,271	24.6	—	—

Total	$5,159	100.0%	$4,541	100.0%

(a)	Fair Isaac and Company (“FICO”) credit scoring model.
(b)	Loan-to-value ratios. The ratio of the original loan amount to the value of the property.
(c)	Insurance in force.
(d)	Risk in force.
(e)	Government Sponsored Enterprises (“GSEs”), i.e., Freddie Mac and Fannie Mae.

Policy acquisition and other operating expenses were $53.5 million for the second quarter of 2004, an increase of $2.9 million or 5.7% compared to $50.6 million for the same period of 2003. For the six months ended June 30, 2004, these expenses were $108.4 million, an increase of $10.9 million or 11.2% compared to $97.5 million for the comparable period of 2003. Policy acquisition costs relate directly to the acquisition of new business. Other operating expenses consist primarily of contract underwriting expenses, overhead and administrative costs. Policy acquisition costs were $17.1 million in the second quarter of 2004, a decrease of $0.3 million or 1.7%, compared to $17.4 million in the second quarter of 2003. Policy acquisition costs were $34.2 million for the first six months of 2004 compared to $34.9 million for the comparable period of 2003. The amortization of these expenses is related to the recognition of gross profits over the life of the policies. Much of the amortization for the current year represents costs that were incurred in 2003. Other operating expenses were $36.5 million for the second quarter of 2004, an increase of $3.3 million or 9.9%, compared to $33.2 million for the second quarter of 2003. This reflects an increase in technology costs in 2004. Other operating expenses for the six months ended June 30, 2004 were $74.2 million compared to $62.6 million in the same period of 2003. For the six months ended June 30, 2004 other operating expenses included an increase in the reserve for contract underwriting remedies.

During 2004, the Company processed requests for remedies on less than 1% of loans underwritten but, as a result of increased underwriting in recent years, a strengthening of the contract underwriting reserve for remedies was necessary. From time to time, the Company sells, on market terms, loans it has purchased under contract underwriting remedies to its affiliate, C-BASS. Loans sold to C-BASS for the second quarter of 2004 were $2.6 million compared to $6.8 million during the second quarter of 2003. During the first six months of 2004, loans sold to C-BASS were $7.0 million compared to $6.8 million during the first six months of 2003. Contract underwriting expenses including the impact of reserves for remedies for the second quarter of 2004, included in other operating expenses, were $10.5 million as compared to $15.4 million in the second quarter of 2003, a decrease of 31.8%. For the first six months of 2004, contract underwriting expenses were $28.4 million compared to $28.6 million in the same period of 2003. Other income, which primarily includes income related to contract underwriting services, was $5.7 million for the second quarter of 2004 compared to $7.8 million for the second quarter of 2003. During the first six months of 2004, loans written via contract underwriting accounted for 22.1% of applications, 21.2% of commitments, and 19.8% of certificates issued by Mortgage Insurance as compared to 26.5%, 25.4% and 21.2%, respectively, in the same period of 2003.

Interest expense for the second quarter of 2004 was $4.9 million compared to $5.6 million for the second quarter of 2003. This represents the allocation of interest on the long-term debt issued during 2001, 2002 and 2003. Net gains on sales of investments and changes in the fair value of derivative instruments of $2.9 million in the second quarter of 2004 decreased from a net gain of $4.0 million in the comparable period of 2003. This primarily related to increased gains on sales of investments as a result of changes in asset allocation and investment execution strategies offset by a lower change in the fair value of derivatives.

The effective tax rate for the quarter and year-to-date period ended June 30, 2004 was 27.6% as compared to 27.0% and 27.1% for the second quarter and the year-to-date period of 2003. The tax rate reflects the significant investment in tax-advantaged securities.

Financial Guaranty– Results of Operations

Approximately 60.6% of total gross written premiums for Financial Guaranty (including the impact of the recapture of business previously ceded to the Company by one of the primary insurer customers) were derived from three insurers during the first six months of 2004. This percentage was 26.1% excluding the impact of the recapture. Effective July 1, 2003, Radian Reinsurance and one of its primary customers terminated their ongoing treaty relationship. As discussed below, effective January 31, 2004, this customer exercised its right to recapture a substantial portion of its financial guaranty business previously ceded to Radian Reinsurance. This resulted in a reduction of written premiums of $96.4 million and earned premiums of $24.9 million in the first quarter (and, as a result, the year-to-date-period) of 2004. Five trade credit insurers were responsible for 42.9% of gross premiums written in the financial guaranty segment (including the impact of the recapture of business previously ceded to the Company by one of the primary insurer customers) in the first six months of 2004. This percentage was 18.5% excluding the impact of the recapture.

Net income for the second quarter of 2004 was $33.1 million, a $3.5 million or 11.8% increase from $29.6 million for the same period of 2003. Net premiums written and earned for the second quarter of 2004 were $94.8 million and $59.8 million, respectively, compared to $83.7 million and $65.3 million, respectively, for the second quarter of 2003. Included in net premiums written and earned for the second quarter of 2004 were $28.6 million and $10.6 million, respectively, of credit enhancement fees on derivative financial guaranty contracts, compared to $10.6 million and $10.7 million, respectively, for net premiums written and earned in the same period of 2003. Net income for the six months ended June 30, 2004 was $50.0 million compared to $58.5 million for the same period of 2003. The net income reported for the first six months of 2004 reflects a $10.3 million after-tax reduction as a result of the recapture of insurance business previously ceded to the Company by one of the primary insurers. Net premiums written and earned for the first six months of 2004 were $70.6 million and $96.1 million, respectively, compared to $171.3 million and $123.4 million, respectively, for the comparable periods of 2003. Net premiums written and earned for the first six months of 2004 reflects a reduction of $96.4 million and $24.9 million, respectively, related to the recapture. In the first six months of 2004, Financial Guaranty originated $3.2 billion of par in the public finance area, including $0.8 billion in the healthcare sector and $1.4 billion in general obligation bonds. In the first six months of 2003, Financial Guaranty originated $3.6 billion of par in the public finance area, including $0.7 billion in the healthcare sector and $1.2 billion in general obligation bonds. In the structured finance area, Financial Guaranty originated $4.2 billion of par for the first six months of 2004, $3.0 billion of which was in the form of guaranties on collateralized debt obligations and $1.0 billion was asset-backed securities. Financial Guaranty also originated $6.0 billion of par in the structured finance area for the first six months of 2003, primarily in the form of collateralized debt obligations and asset-backed securities. In the second quarter of 2004, Financial Guaranty originated $2.3 billion in par in the public finance area, including $1.0 billion in general obligation bonds, $0.2 billion in the water/sewer/electric and gas sector and $0.5 billion in healthcare. Financial Guaranty originated $2.6 billion of par in the structured finance area in the second quarter of 2004, primarily in the form of collateralized debt obligations and asset-backed securities.

The gross par originated for the periods indicated was as follows:

	Three Months Ended		Six Months Ended
Type (in millions)	June 30 2004	June 30 2003	June 30 2004	June 30 2003

Public finance:
General obligation and other tax supported	$1,005	$702	$1,393	$1,121
Water/sewer/electric gas and investor-owned utilities	186	205	354	597
Healthcare	475	420	764	669
Airports/transportation	167	236	171	520
Education	297	41	326	196
Other municipal	125	84	126	437
Housing	16	12	69	64

Total public finance	2,271	1,700	3,203	3,604

Structured finance:
Asset-backed	454	847	1,028	2,516
Collateralized debt obligations	1,938	903	3,009	3,360
Other structured	190	102	190	117

Total structured finance	2,582	1,852	4,227	5,993

Total	$4,853	$3,552	$7,430	$9,597

The following table shows the breakdown of premiums written and earned for each period:

	Quarter Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Net premiums written:
Public finance direct	$17,678	$11,280	$25,865	$21,548
Public finance reinsurance	16,429	24,019	36,897	47,550
Structured direct	35,486	19,892	53,233	37,702
Structured reinsurance	8,594	13,364	17,406	27,732
Trade credit	16,623	15,114	33,585	36,725

	94,810	83,669	166,986	171,257
Impact of recapture (1)	—	—	(96,417)	—

Total net premiums written	$94,810	$83,669	$70,569	$171,257

Net premiums earned:
Public finance direct	$6,390	$4,388	$12,189	$8,275
Public finance reinsurance	9,883	12,775	21,085	23,853
Structured direct	19,135	20,062	37,581	38,474
Structured reinsurance	7,931	13,066	17,663	25,349
Trade credit	16,423	15,003	32,440	27,440

	59,762	65,294	120,958	123,391
Impact of recapture (1)	—	—	(24,892)	—

Total net premiums earned	$59,762	$65,294	$96,066	$123,391

(1)	Amounts recorded related to the immediate impact of the recapture of previously ceded business by one of the primary insurers.

Included in net premiums earned for the second quarter and first six months of 2004 were refundings of $0.4 million and $2.3 million, respectively, compared to $3.3 million and $4.9 million for the same periods of 2003.

The following schedule depicts the expected amortization of the unearned premium for the existing financial guaranty portfolio, assuming no advance refundings, as of June 30, 2004. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay financial guaranty obligations. Unearned premium amounts are net of prepaid reinsurance.

($millions)	Ending Net Unearned Premiums	Unearned Premium Amortization	Future Installments	Total Premium Earnings
2004	$535.9	$60.5	$39.0	$99.5
2005	468.4	67.5	79.5	147.0
2006	413.0	55.4	68.4	123.8
2007	363.5	49.5	51.0	100.5
2008	322.8	40.7	32.5	73.2

2004-2008	322.8	273.6	270.4	544.0
2009-2013	188.0	134.8	79.8	214.6
2014-2018	97.4	90.6	31.3	121.9
2019-2023	40.4	57.0	18.2	75.2
After 2023	0.0	40.4	23.3	63.7

Total		$596.4	$423.0	$1,019.4

The following table shows the breakdown of claims paid and incurred losses for each period:

	Quarter Ended June 30		Six Months Ended June 30
($ thousands)	2004	2003	2004	2003
Claims Paid:
Trade Credit	$8,562	$4,249	$15,190	$8,473
Financial Guaranty	14,529	1,267	17,166	1,671
Conseco Finance Corp.	7,677	—	15,082	—

	30,768	5,516	47,438	10,144
Impact of recapture (2)	—	—	11,488	—

Total	$30,768	$5,516	$58,926	$10,144

Incurred Losses:
Trade Credit	$8,432	$8,941	$16,634	$16,329
Financial Guaranty	7,089	10,562	15,531	16,765

Total	$15,521	$19,503	$32,165	$33,094

(2)	Amounts recorded related to the recapture of previously ceded business by one of the primary insurers.

The following table shows the breakdown of the reserve for losses and loss adjustment expenses for the financial guaranty segment at the end of each period:

($ thousands)	June 30 2004	December 31 2003	June 30 2003
Specific	$51,057	$86,378	$85,328
Conseco Finance Corp	96,168	111,000	—
Non-Specific	101,090	79,529	77,475

Total	$248,315	$276,907	$162,803

Net investment income attributable to Financial Guaranty was $21.2 million and $42.3 million for the second quarter and first six months of 2004, respectively, compared to $20.2 million and $39.1 million, respectively, for the corresponding periods of 2003. This increase was a result of continued growth in invested assets primarily due to positive operating cash flows and the allocation of interest income from net financing activities. Equity in net income of affiliates for the second quarter of 2004 was income of $0.3 million, but for the first six months of 2004 it was a loss of $0.6 million primarily related to the Company’s investment in Primus. Equity in net income of affiliates for Primus for both the second quarter and first six months of 2003 was income of $4.6 million. The results of Primus are unpredictable because much of their earnings are derived from mark-to-market gains and losses. In April 2004, Primus filed a registration statement with the SEC to register an initial public offering of its common shares. The Company does not anticipate any significant impact on the results of its operations to result from this offering.

The provision for losses was $15.5 million for the second quarter of 2004 compared to $19.5 million for the second quarter of 2003 and the provision for losses for the first six months of 2004 was $32.2 million compared to $33.1 million for the first six months of 2003. The provision for losses represented 26.0% and 33.5% of net premiums earned (including the impact of the recapture of business previously ceded to the Company by one of the primary insurer customers) for the second quarter and first six months of 2004 compared to 29.9% and 26.8% for the same periods of 2003. The provision for losses was 26.6% of net premiums earned for the six months ended June 30, 2004, excluding the impact of the recapture. The Company paid $7.7 million and $15.1 million in claims for the second quarter and first six months of 2004 related to a single manufactured housing transaction with Conseco Finance Corp. that was fully reserved for in 2003. The Company expects that losses related to this transaction will be paid out over the next several years. Policy acquisition and other operating expenses were $25.9 million and $42.5 million for the three and six month periods ended June 30, 2004, respectively, compared to $24.2 million and $45.6 million, respectively, for the three and six month periods ended June 30, 2003. The amount reported in the first six months of 2004 reflects a $9.8 million reduction in acquisition costs resulting from the recapture. The operating expense ratio of 43.4% and 44.2% (including the impact of the recapture) for the second quarter and first six months of 2004, respectively, was up from 37.1% and 37.0%, respectively, for the same periods of 2003, due to fees for the preferred securities transaction discussed in Note 8 and higher expenses to support the current and expected increase in the volumes of business and in the risk management area. The operating expense ratio was 43.2% for the first six months of 2004, excluding the impact of the recapture. Included in policy acquisition costs and other operating expenses for the second quarter and first six months of 2004 were $1.7 million and $3.1 million, respectively, of origination costs related to derivative financial guaranty contracts compared to $2.2 million and $3.5 million, respectively, for the same periods of 2003. Interest expense was $2.9 million for the second quarter of 2004 compared to $3.2 million for the second quarter of 2003. For the first six months of 2004 and 2003, interest expense was $6.3 million and $6.1 million, respectively. The amount reported in the first six months of 2003 included interest on the $75.0 million of EFSG’s short-term debt that matured during the first quarter of 2003. Both periods include interest allocated on the Company’s debt financing. Net gain on sales of investments and changes in the fair value of derivative instruments were $3.0 million and $2.6 million for the second quarter and first six months of 2004, respectively, compared to net losses of $5.0 million and $5.8 million for the comparable 2003 periods. This increase related primarily to increased gains on sales of investments and mark-to-market gains on derivative instruments. The amount reported in the first six months of 2004 included a $0.8 million loss related to the recapture.

The effective tax rate was 18.6% and 17.0% for the three and six months ended June 30, 2004 compared to 26.5% and 26.9% for the three and six months ended June 30, 2003. The unusually low tax rate reflects the lower level of pre-tax income driven primarily by the recapture, which caused a higher percentage of income to be from investments in tax-advantaged securities.

Financial Services – Results of Operations

Net income for the second quarter and first six months of 2004 was $30.7 million and $53.4 million, respectively, compared to $11.9 million and $20.1 million, respectively, for the same periods of 2003. Equity in net income of affiliates (pre-tax) was $51.9 million for the second quarter of 2004 compared to $28.3 million for the comparable period of 2003. For the first six months of 2004 and 2003, equity in net income of affiliates (pre-tax) was $85.3 million and $43.3 million, respectively. C-BASS accounted for $33.6 million (pre-tax) of the total net income of affiliates in the second quarter of 2004 and $54.5 million (pre-tax) in the first six months of 2004, compared to $21.3 million (pre-tax) and $31.1 million (pre-tax) for the comparable periods of 2003. These results tend to vary significantly from period to period due to a portion of C-BASS’s income being generated from sales of mortgage-backed securities in the capital markets. These markets can be volatile, subject to changes in interest rates, credit spreads and liquidity. Equity in net income of affiliates included $18.2 million (pre-tax) and $30.7 million (pre-tax) for Sherman in the second quarter and first six months of 2004, respectively, compared to $7.1 million (pre-tax) and $12.2 million (pre-tax), respectively, in the same periods of 2003.

RadianExpress, currently operating on a run-off basis, recorded $0.1 million of other income and $0.6 million of operating expenses for the second quarter of 2004 compared to $5.5 million and $8.4 million, respectively, for the same period in 2003. For the first six months of 2004, RadianExpress had revenues of $1.9 million and expenses of $2.6 million compared to $10.4 million and $14.0 million, respectively, in the first six months of 2003. The declines resulted from the cessation of business at RadianExpress and the winding up of its affairs.

Other

A wholly-owned subsidiary of EFSG, Singer Asset Finance Company L.L.C. (“Singer”), which had been engaged in the purchase, servicing, and securitization of assets including state lottery awards and structured settlement payments, is currently operating on a run-off basis. Its operations consist of servicing and/or disposing of Singer’s previously originated assets and servicing of Singer’s non-consolidated special purpose vehicles. The results of this subsidiary are not material to the financial results of the Company. At June 30, 2004, the Company had approximately $434 million and $415 million of non-consolidated assets and liabilities, respectively, associated with Singer special purpose vehicles. The Company’s investment in these special-purpose vehicles was $18.6 million at June 30, 2004. At December 31, 2003, the Company had $465 million and $447 million of non-consolidated assets and liabilities, respectively, associated with Singer special purpose vehicles.

The Company’s investment in these special purpose vehicles at December 31, 2003 was $18.0 million.

Another insurance subsidiary, Van-American Insurance Company, Inc., is engaged on a run-off basis in reclamation bonds for the coal mining industry and surety bonds covering closure and post-closure obligations of landfill operations. This business is not material to the financial results of the Company.

At June 30, 2004, the Company, through its ownership of EFSG, owned an indirect 36.0% equity interest in EIC Corporation Ltd. (“Exporters”), an insurance holding company that, through its wholly-owned insurance subsidiary licensed in Bermuda, insures primarily foreign trade receivables for multinational companies. Financial Guaranty provides significant reinsurance capacity to this joint venture on a quota-share, surplus share and excess-of-loss basis. The Company’s reinsurance exposure at June 30, 2004 was approximately $261 million or 2.6% of net debt service outstanding compared to $318 million or 2.7% of net debt service outstanding at December 31, 2003. The Company had reserves of $11.2 million and $14.5 million at June 30, 2004 and December 31, 2003, respectively, for this exposure, which it believes is adequate to cover any losses.

Contractual Obligations and Commitments and Off-Balance Sheet Arrangements

The Company has various contractual obligations, which are recorded as liabilities in its Condensed Consolidated Financial Statements. Other items, including payments under operating lease agreements, are not recorded on the balance sheet as liabilities but represent a contractual commitment to pay.

The following table summarizes the Company’s significant contractual obligations and commitments as of June 30, 2004 and the future periods in which such obligations are expected to be settled in cash. The table reflects the timing of principal payments on outstanding debt. Additional details regarding these obligations are provided in the Notes to the Condensed Consolidated Financial Statements as referenced in the table:

	Payments Due by Period
(in thousands)	Total	2004	2005-2006	2007	2008 and After
Long-term debt (Note 7)	$720,000	—	—	—	$720,000
Operating lease commitments	$115,272	$6,355	$21,301	$9,963	$77,654
Purchase obligations	—	—	—	—	—

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

The Company has provided to an affiliate of Sherman a $150 million financial guaranty policy in connection with the structured financing of several pools of receivables previously acquired by Sherman.

The Company has guaranteed payments of up to $25.0 million of a revolving credit facility issued to Sherman. This facility expires December 31, 2004. There were no amounts outstanding under this facility as of June 30, 2004.

Investments

The Company is required to group assets in its investment portfolio into one of three categories: held to maturity, available for sale and trading securities. Fixed-maturity securities for which the Company has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. All other investments are classified as available for sale and are reported at fair value, with unrealized gains and losses (net of tax) reported as a separate component of stockholders’ equity under accumulated other comprehensive income. For securities classified as either available for sale or held to maturity, the Company conducts a quarterly evaluation of declines in market value of the investment portfolio asset basis to determine whether the decline is other-than-temporary. This evaluation includes a review of (1) the length of time and extent to which fair value is below amortized cost; (2) issuer financial condition; and (3) intent and ability of the Company to retain its investment over a period of time to allow recovery in fair value. The Company uses a 20% decline in price over four continuous quarters as a guide in identifying those securities that should be evaluated for impairment. If the decline in fair value is judged to be other-than-temporary, the cost basis of the individual security is written down to fair value through earnings as a realized loss and the fair value becomes the new basis. At June 30, 2004 and December 31, 2003, there were no investments held in the portfolio that met these criteria. In the six months of 2003, the Company recorded $4.3 million (pre-tax) of charges related to declines in fair value considered to be other-than-temporary. There were no such charges for the second quarter and six months ended June 30, 2004. Realized gains and losses are determined on a specific identification method and are included in income. Other invested assets consist of residential mortgage-backed securities and are carried at fair value.

At June 30, 2004 fixed-maturity investments available for sale had gross unrealized losses of $49.6 million. At June 30, 2004, equity securities available for sale had gross unrealized losses of $0.5 million. The length of time that these securities in an unrealized loss position at June 30, 2004 have been in an unrealized loss position, as measured by their June 30, 2004 fair values, was as follows:

(Dollar amounts in millions)	Number of Securities	Fair Value	Amortized Cost	Unrealized Loss
Less than 6 months	733	$1,443.5	$1,486.5	$43.0
6 to 9 months	14	31.5	32.9	1.4
9 to 12 months	8	13.3	13.7	0.4
More than 12 months	16	57.7	60.8	3.1

Subtotal	771	1,546.0	1,593.9	47.9

U.S. Treasury and Agency securities	36	94.0	96.2	2.2

Total	807	$1,640.0	$1,690.1	$50.1

Of the 16 securities that have been in an unrealized loss position for more than 12 months, none has an unrealized loss of more than 20% of that security’s amortized cost.

The contractual maturity of securities in an unrealized loss position at June 30, 2004 was as follows:

(Dollar amounts in millions)	Fair Value	Amortized Cost	Unrealized Loss
2005 - 2008	$110.4	$111.8	$1.4
2009 - 2013	219.9	225.0	5.1
2014 and later	1,082.1	1,120.2	38.1
Mortgage-backed and other asset-backed securities	186.9	190.1	3.2
Redeemable preferred stock	37.7	39.5	1.8

Subtotal	1,637.0	1,686.6	49.6

Equity securities	3.0	3.5	0.5

Total	$1,640.0	$1,690.1	$50.1

Liquidity and Capital Resources

The Company’s sources of working capital consist primarily of premiums and investment income. Working capital is applied primarily to the payment of the Company’s claims and operating expenses. The Company believes that all of its insurance subsidiaries will have sufficient funds to satisfy their claim payments and operating expenses and will be able to pay dividends, if necessary, to the Company for at least the next 12 months. The Company also believes that it will be able to satisfy its long-term (more than 12 months) liquidity needs with cash flow from Mortgage Insurance and Financial Guaranty. As a holding company, the Company conducts its principal operations through Mortgage Insurance and Financial Guaranty. Based on the Company’s current intention to pay quarterly common stock dividends of approximately $0.02 per share, the Company would require approximately $3.7 million for the remainder of 2004 to pay the quarterly dividends on the currently outstanding shares of common stock. At June 30, 2004, the Parent Company had cash and liquid investment securities of $108.7 million. The Company will also require approximately $20 million annually to pay the debt service on its long-term financing. The Company believes that it has the resources to meet these cash requirements for the next 12 months. There are regulatory and contractual limitations on the payment of dividends and other distributions from the Company’s insurance subsidiaries. The Company does not believe that any of these restrictions will prevent the payment by its subsidiaries or the Company of any necessary dividends or distributions in the foreseeable future.

Cash flows from operating activities for the six months ended June 30, 2004 were $101.6 million as compared to $253.8 million for the same period of 2003. This decrease resulted primarily from the payment of $77 million made as a result of the recapture of previously ceded business coupled with higher claims and operating expenses. Positive cash flows are invested pending future payments of claims and other expenses; excess cash flow needs, if any, are funded through sales of short-term investments and other investment portfolio securities.

Stockholders’ equity was $3.3 billion at June 30, 2004 compared to $3.2 billion at December 31, 2003. The approximate $120 million increase in equity resulted from net income of $240.5 million and proceeds from the issuance of common stock under incentive plans of $12.5 million offset by a decrease in the market value of securities available for sale of $86.3 million, net of tax, dividends of $3.9 million and the purchase of approximately 1.4 million additional shares of the Company’s stock, net of treasury stock issuances, for approximately $43.3 million.

On September 24, 2002, the Company announced that its Board of Directors authorized the repurchase of up to 2.5 million shares of its common stock on the open market. Shares were purchased from time to time depending on the market conditions, share price and other factors. These repurchases were funded from available working capital. At March 31, 2004, all 2.5 million shares had been repurchased under this program at a cost of approximately $87.0 million.

On May 11, 2004, the Company announced that its Board of Directors authorized the repurchase of up to 3.0 million shares of its common stock on the open market. Shares will be repurchased from time to time depending on market conditions, share price and other factors. These purchases will be funded from available working capital. At June 30, 2004, 0.6 million shares had been repurchased under this program at a cost of approximately $27.0 million. The Company may begin purchasing shares on the open market to meet option exercise obligations, to fund 401(k) matches and purchases under the Company’s Employee Stock Purchase Plan and the Company and may consider future stock repurchase programs.

In December 2003, Moody’s placed the Aa2 insurance financial strength rating of Radian Reinsurance on review for possible downgrade. In May 2004, Moody’s provided Radian Asset Assurance with an initial insurance financial strength rating of “Aa3”. Concurrently therewith, in anticipation of the merger of Radian Reinsurance with and into Radian Asset Assurance (which became effective June 1, 2004), Moody’s downgraded Radian Reinsurance’s financial strength rating to “Aa3” from “Aa2”. Effective June 1, 2004, Radian Asset Assurance and Radian Reinsurance were merged, with Radian Asset Assurance as the surviving company. The merged company is rated “Aa3” by Moody’s, “AA” (negative outlook) by S&P and “AA” (outlook stable) by Fitch. As a result of the downgrade of the Moody’s rating related to the financial guaranty reinsurance business conducted by Radian Reinsurance prior to the merger, two of the primary insurer customers of the financial guaranty reinsurance business have the right to recapture an aggregate of $20.3 billion of par in force ceded to Financial Guaranty, including $147.3 million of written premiums as of June 30, 2004, $31.4 million of which has been recorded as earned premiums. The Company is currently negotiating with these customers regarding whether the recapture rights will be exercised and cannot provide any assurance as to the outcome of these negotiations.

At June 30, 2004, the Company and its subsidiaries had plans to continue investing in significant information technology and infrastructure upgrades over the next two years at an estimated total cost of $40 million to $50 million. The Company moved its Data Center to Dayton, Ohio during the second quarter of 2003, and it is now in full service. In addition, the Company is making significant investments in upgrading its business continuity plan. Cash flows from operations are being used to fund these expenditures, which are intended to benefit all of the Company’s business segments.

C-BASS paid $32.5 million and $2.5 million of dividends to the Company during the first six months of 2004 and 2003, respectively. Sherman paid $49.8 million of dividends to the Company during the first six months of 2004 and $12.5 million during the first six months of 2003.

In December 2002, the Company guaranteed payment of up to $25.0 million of a revolving credit facility issued to Sherman that expires in December 2004. There were no amounts outstanding under this facility as of June 30, 2004.

In January 2002, the Company issued $220 million of senior convertible debentures. Approximately $125 million of the proceeds from the offering were used to increase capital at Radian Asset Assurance. The remaining proceeds were used to redeem the Company’s preferred stock in August 2002, to buy back the Company’s common stock, and for other general corporate purposes. The debentures bear interest at the rate of 2.25% per year and interest is payable semi-annually on January 1 and July 1, beginning July 1, 2002. The Company will also pay contingent interest on specified semi-annual periods, if the sale price of its common stock for a specified period of time is less than 60% of the conversion price. The debentures are convertible, at the purchaser’s option, into shares of common stock at $57.75 per share. If the Company’s stock price reaches that level, the shares underlying the debentures will be treated as common shares for the purposes of calculating earnings per share. The Company may redeem all or some of the debentures on or after January 1, 2005, and the debenture holders may require the Company to repurchase the debentures on January 1, 2005,

2007, 2009, 2012 and 2017. Assuming market conditions remain at their current levels, the Company expects to call these debentures for redemption on January 1, 2005.

The Company maintains a $250 million revolving credit facility that is unsecured and expires in December 2004. The Company intends to use the facility for working capital and general corporate purposes. The facility bears interest on any amounts drawn at either the borrower’s base rate, or at a specified rate above the London Interbank Offered Rate (“LIBOR”), as defined in the credit agreement. There have been no drawdowns on this facility.

In April 2004, Primus filed a registration statement with the SEC to register an initial public offering of its common shares. If the initial public offering occurs, the Company expects to be able to include some of its Primus shares in the offering, but the Company cannot provide any assurance regarding whether or at what price the offering will occur or the number of shares the Company would be permitted to include in the offering.

In February 2003, the Company issued $250 million of unsecured senior notes in a private placement. These notes bear interest at the rate of 5.625% per annum, payable semi-annually on February 15 and August 15, beginning August 15, 2003. These notes mature in February 2013. The Company has the option to redeem some or all of the notes at any time with not less than 30 days notice. The Company used a portion of the proceeds from the private placement to repay the $75.0 million in principal outstanding on the 6.75% debentures due March 1, 2003 that EFSG had issued. The remainder was used for general corporate purposes. In late July 2003, the Company offered to exchange all of the notes for new notes with terms substantially identical to the terms of the old notes, except that the new notes are registered and have no transfer restrictions, rights to additional interest or registration rights, except in limited circumstances. In April 2004, the Company entered into an interest-rate swap contract that effectively converted the interest rate on this fixed-rate debt to a variable rate based on a spread over the six-month LIBOR for the remaining term of the debt.

In September 2003, Radian Asset Assurance closed on $150 million of money market committed preferred custodial trust securities, pursuant to which it entered into a series of three perpetual put options on its own preferred stock to Radian Asset Securities Inc. (“Radian Asset Securities”), a wholly-owned subsidiary of the Company. Radian Asset Securities in turn entered into a series of three perpetual put options on its own preferred stock (on substantially identical terms to the Radian Asset Assurance preferred stock). The counterparties to the Radian Asset Securities put options are three trusts established by two major investment banks. The trusts were created as a vehicle for providing capital support to Radian Asset Assurance by allowing Radian Asset Assurance to obtain immediate access to additional capital at its sole discretion at any time through the exercise of one or more of the put options and the corresponding exercise of one or more corresponding Radian Asset Securities put options. If the Radian Asset Assurance put options were exercised, Radian Asset Securities, through the Radian Asset Assurance preferred stock thereby acquired, and investors, through their equity investment in the Radian Asset Securities preferred stock, would have rights to the assets of Radian Asset Assurance of an equity investor in Radian Asset Assurance. Such rights would be subordinate to policyholders’ claims, as well as to claims of general unsecured creditors of Radian Asset Assurance, but ahead of those of the Company, through EFSG, as the owner of the common stock of Radian Asset Assurance. If all the Radian Asset Assurance put options were exercised, Radian Asset Assurance would receive up to $150 million in return for the issuance of its own perpetual preferred stock, the proceeds of which would be useable for any purpose, including the payment of claims. Dividend payments on the preferred stock will be cumulative only if Radian Asset Assurance pays dividends on its common stock. Each trust will be restricted to holding high quality, short-term commercial paper investments to ensure that it can meet its obligations under the put option. To fund these investments, each trust will issue its own auction market perpetual preferred stock. Each trust is currently rated “A” by each of S&P and Fitch.

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

Reserve for Losses

The Company establishes reserves to provide for the estimated costs of settling claims in both the mortgage insurance and financial guaranty business. Setting loss reserves in both businesses involves significant use of estimates with regard to the likelihood, magnitude and timing of a loss.

In the mortgage insurance business, reserves generally are not established until the Company is notified that a borrower has missed two payments. The Company uses historical models based on a variety of loan characteristics, including the status of the loan as reported by the servicer of the loan, the economic conditions, and the estimated foreclosure period in the area where the default exists to help determine the appropriate loss reserve at any point in time. With respect to delinquent loans that are in an early stage of delinquency, considerable judgment is exercised as to the adequacy of reserve levels. Adjustments in estimates for delinquent loans in the early stage of delinquency are more volatile in nature than for loans that are in the later stage of delinquency. As the delinquency proceeds towards foreclosure, there is more certainty around these estimates as a result of the aged status of the delinquent loan and adjustments are made to loss reserves to reflect this updated information. If a default cures, the reserve for that loan is removed from the reserve for losses and loss adjustment expenses (“LAE”). This curing process causes an appearance of a reduction in reserves from prior years. The Company also reserves for defaults that have occurred but have not been reported using historical information on defaults not reported on a timely basis by lending institutions. The estimates are continually reviewed and, as adjustments to these liabilities become necessary, such adjustments are reflected in current operations.

Reserves for losses and LAE in the financial guaranty business are established based on the Company’s estimate of specific and non-specific losses, including expenses associated with settlement of such losses on its insured and reinsured obligations. The Company’s estimation of total reserves considers known defaults, reports and individual loss estimates reported by ceding companies and annual increases in the total net par amount outstanding of the Company’s insured obligations. The Company records specific provision for losses and related LAE when reported by primary insurers or when, in the Company’s opinion, an insured risk is in default or default is probable and the amount of the loss is reasonably estimable. In the case of obligations with fixed periodic payments, the provision for losses and LAE represents the present value of the Company’s ultimate expected losses, adjusted for estimated recoveries under salvage or subrogation rights. The non-specific reserves represent the Company’s estimate of total reserves, less the provisions for specific reserves. Generally, when a specific reserve is established or adjusted, an offsetting adjustment is made to the non-specific reserve.

In the fourth quarter of 2003, the Company reserved approximately $96 million on a manufactured housing transaction with Conseco Finance Corp., which when added to amounts previously reserved brought the total reserve on this transaction to approximately $111 million, which represents the total par exposure on this transaction. This transaction had been performing within expectations until Conseco’s bankruptcy, which led to an abrupt deterioration in the transaction’s performance. When the Company performed its year-end review, it decided it was necessary to establish reserves for the entire exposure. The Company paid the first losses on this transaction in the first quarter of 2004. Losses are being paid out over the next several years.

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

Derivative Instruments and Hedging Activity

The Company accounts for derivatives under Statement of Financial Accounting Standards (“SFAS”) No. 133, as amended and interpreted. The convertible debt securities included in the Company’s investment portfolio and certain of the Company’s financial guaranty contracts are considered “derivatives”. The value of the derivative position of convertible debt securities is calculated by the Company’s outside convertible debt portfolio manager by determining the value of readily ascertainable comparable debt securities and assigning a value to the equity (derivative) portion by subtracting the value of the comparable debt security from the total value of the convertible instrument. Changes in such values from period to period represent gains and losses that are recorded on the Company’s income statement. The gains and losses on direct derivative financial guaranty contracts are derived from internally generated models. The gains and losses on assumed derivative financial guaranty contracts are provided by the primary insurance companies. Estimated fair value amounts are determined by the Company using market information to the extent available, and appropriate valuation methodologies. Significant differences may exist with respect to the available market information and assumptions used to determine gains and losses on derivative financial guaranty contracts. Considerable judgment is required to interpret available market data to develop the estimates of fair value. Accordingly, the estimates are not necessarily indicative of amounts the Company could realize in a current market exchange due to the lack of a liquid market. The use of different market assumptions and/or estimation methodologies may have an effect on the estimated fair value amounts.

A summary of the Company’s derivative information as of and for the periods indicated is as follows:

Balance Sheet (in millions)	June 30 2004	December 31 2003	June 30 2003
Trading Securities
Amortized cost	$51.7	$50.4	$44.1
Fair value	60.3	53.8	43.5

Derivative Financial Guaranty Contracts
Notional value	$11,000.0	$10,500.0	$9,800.0

Gross unrealized gains	$67.5	$57.5	$69.5
Gross unrealized losses	84.1	73.6	100.8

Net unrealized losses	$(16.6)	$(16.1)	$(31.3)

The components of the change in fair value of derivative instruments are as follows:

	Three Months Ended June 30		Six Months Ended June 30
Income Statement (in millions)	2004	2003	2004	2003
Trading Securities	$(1.0)	$5.9	$5.2	$1.1
Derivative Financial Guaranty Contracts	1.1	(10.7)	(0.5)	(13.8)

Net gains (losses)	$0.1	$(4.8)	$4.7	$(12.7)

The following table presents information at June 30, 2004 and December 31, 2003 related to net unrealized losses on derivative financial guaranty contracts (included in accounts payable and accrued expenses on the Condensed Consolidated Balance Sheets).

	June 30 2004	December 31 2003
	(in millions)
Balance at January 1	$(16.1)	$(17.5)
Net unrealized losses recorded	(0.5)	(1.1)
Settlements of derivatives contracts
Receipts	2.9	14.0
Payments	(2.9)	(11.5)

Balance at end of period	$(16.6)	$(16.1)

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

The Company has entered into a derivative to hedge the interest rate risk related to the issuance of certain long-term debt in accordance with the Company’s risk management policies. As of June 30, 2004, there was one interest rate swap. The interest rate swap has been designed as a fair value hedge and hedges the change in fair value of the debt arising from interest rate movements. During 2004, the fair value hedge was 100% effective. Therefore, the change in the derivative instrument in the Condensed Consolidated Statements of Income was offset by the change in the fair value of the hedged debt.

This interest rate swap contract matures in February 2013. Terms of the interest rate swap contract at June 30, 2004 were as follows (dollars in thousands):

Notional amount	$250,000
Rate received - Fixed	5.625%
Rate paid – Floating (a)	3.102%
Maturity date	February 15, 2013
Unrealized loss	$8,300

(a)	Rate represents latest index for six months LIBOR plus 87.4 basis points paid on the securitized floating interest rate certificate at the end of the period.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

The Company manages its investment portfolio to achieve safety and liquidity, while seeking to maximize total return. The Company believes it can achieve these objectives by active portfolio management and intensive monitoring of investments. Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments. The market risk related to financial instruments primarily relates to the investment portfolio, which exposes the Company to risks related to interest rates, defaults, prepayments, and declines in equity prices. Interest rate risk is the price sensitivity of a fixed income security to changes in interest rates. The Company views these potential changes in price within the overall context of asset and liability management. The Company’s analysts estimate the payout pattern of the mortgage insurance loss reserves to determine their duration, which are the weighted average payments expressed in years. The Company sets duration targets for fixed income investment portfolios that it believes mitigate the overall effect of interest rate risk. In April 2004, the Company entered into an interest-rate swap, which, in effect, converted a portion of the fixed-rate long-term debt to a spread over the six-month LIBOR for the remaining term of the debt. At June 30, 2004, the market value and cost of the Company’s equity securities were $235.2 million and $206.6 million, respectively. In addition, the market value and cost of the Company’s long-term debt at June 30, 2004 were $759.5 million and $717.5 million, respectively.

ITEM 4. Controls and Procedures

The Company is committed to providing accurate and timely disclosure in satisfaction of its SEC reporting obligations. In 2002, the Company established a Disclosure Committee and formalized its disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in ensuring that the information required to be disclosed by the Company in its reports filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported on a timely basis, and that information that the Company is required to disclose in Exchange Act reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

There was no change in the Company’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

There have been no other material developments in legal proceedings involving the Company or its subsidiaries since those reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as supplemented by its Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

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

ITEM 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(e) The following table provides information about repurchases by the Company (and its affiliated purchasers) during the quarter ended June 30, 2004 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
04/01/04 to 04/30/04	—	—	—	—
05/01/04 to 05/31/04	—	—	—	3,000,000
06/01/04 to 06/30/04	578,000	$46.83	578,000	2,422,000
Total

(1)	On May 11, 2004, the Company announced that its Board of Directors authorized the repurchase of up to 3.0 million shares of its common stock on the open market from time to time depending on market conditions, share price and other factors. Purchases under the program will be funded from available working capital. The program does not have an expiration date.

ITEM 4. Submission of Matters to a Vote of Security Holders

On May 11, 2004, the Company held its Annual Meeting of Stockholders. At the meeting, the following matters were submitted to a vote of the Company’s stockholders, with the voting results indicated below.

1)	Election of four directors to serve for terms of one year each and until their respective successors are duly elected and qualified.

	For	Withheld
James W. Jennings	81,429,347	2,868,692
Roy J. Kasmar	82,651,540	1,646,499
Herbert Wender	82,633,481	1,664,558
Jan Nicholson	82,408,658	1,889,381

2)	Amendment and restatement of the Company’s Equity Compensation Plan to:

•	Increase the number of shares of the Company’s common stock available for issuance under the plan by 3,000,000 shares;

•	Extend the term of the plan from January 1, 2005 through December 31, 2006; and

•	Prohibit the repricing of outstanding sock options without stockholder approval, among other administrative changes.

For	Against	Abstain	Broker Non- Votes
64,890,989	11,553,591	218,974	7,634,485

3)	Adoption of the Company’s Amended and Restated Certificate of Incorporation to:

•	Reflect the Board of Director’s termination of the Company’s stockholder rights plan by eliminating the Company’s Series A Junior Participating Preferred Shares;

•	Declassify the Board of Directors (reducing the term of each of the Company’s directors, including those directors elected pursuant to item 1 above, to a one year term);

•	Eliminate the supermajority stockholder vote requirements for certain changes to the Company’s governing documents and for business combinations not approved by the Board of Directors; and

•	Permit a majority of stockholders to act by written consent.

For	Against	Abstain	Broker Non-Votes
76,282,437	280,003	147,974	7,587,625

4)	Ratification of the appointment of Deloitte & Touche LLP as the Company’s independent auditor for the year ending December 31, 2004.

For	Against	Abstain
83,344,651	873,043	80,345

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Exhibit Name
3.1	Amended Restated Certificate of Incorporation of Radian Group Inc. (1)

3.2	Bylaws of Radian Group Inc. (1)

10	Radian Group Inc. Equity Compensation Plan (Amended and Restated as of May 11, 2004) (1)

*11	Statement re: Computation of Per Share Earnings.

*31	Rule 13a – 14(a) Certifications.

*32	Section 1350 Certifications.

(1)	Incorporated by reference to the Company’s Form 8-K dated May 11, 2004 and filed on May 12, 2004.
*	Filed herewith

(b) Reports on Form 8-K

Current Report on Form 8-K dated and furnished under Item 12 on April 8, 2004 regarding quarterly operating supplements.

Current Report on Form 8-K dated April 21, 2004 and furnished under Item 12 on April 22, 2004 regarding the release of quarterly earnings.

Current Report on Form 8-K dated May 11, 2004 and furnished under Item 9 on May 12, 2004 regarding stockholder and board approval of organizational documents and an equity compensation plan.

Current Report on Form 8-K dated and furnished under Item 9 on June 1, 2004 regarding the merger of the Company’s financial guaranty operating subsidiaries.

Current Report on Form 8-K dated and filed under Item 11 on June 18, 2004 regarding the imposition of a temporary suspension of trading under the Company’s 401(k) plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Radian Group Inc.

Date: August 5, 2004	/s/ C. Robert Quint
C. Robert Quint
Executive Vice President and Chief Financial Officer

/s/ John J. Calamari
John J. Calamari
Senior Vice President and Corporate Controller

EXHIBIT INDEX

Exhibit No.	Exhibit Name
3.1	Amended Restated Certificate of Incorporation of Radian Group Inc. (1)

3.2	Bylaws of Radian Group Inc. (1)

10	Radian Group Inc. Equity Compensation Plan (Amended and Restated as of May 11, 2004) (1)

*11	Statement re: Computation of Per Share Earnings.

*31	Rule 13a – 14(a) Certifications.

*32	Section 1350 Certifications.

(1)	Incorporated by reference to the Company’s Form 8-K dated May 11, 2004 and filed on May 12, 2004.
*	Filed herewith