Form 10-Q
period 2004-09-30
RADIAN GROUP INC
filed 2004-11-09
CIK 890926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 91,881,647 shares of Common Stock, $0.001 par value, outstanding on October 31, 2004.

Radian Group Inc. and Subsidiaries

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995:

All statements in this report that address operating performance, events or developments that we expect or anticipate may occur in the future are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the U.S. Private Securities Litigation Reform Act of 1995. These statements are made on the basis of management’s current views and assumptions with respect to future events. The forward-looking statements, as well as the Company’s prospects as a whole, are subject to risks and uncertainties including the following:

•	changes in general financial and political conditions, such as extended national economic recessions, business failures, changes in housing values, changes in unemployment rates, changes or volatility in interest rates, changes in investor perceptions of the strength of private mortgage insurers or financial guaranty providers, investor concern over the credit quality of municipalities and corporations, and specific risks faced by the particular businesses, municipalities or pools of assets covered by the Company’s insurance;

•	economic changes in geographic regions where the Company’s mortgage insurance or financial guaranty insurance in force is more concentrated;

•	the loss of significant customers with whom the Company has a concentration of its mortgage insurance and financial guaranty insurance in force;

•	increased concentration of servicers in the mortgage lending industry making the Company’s mortgage insurance business vulnerable to a rise in delinquencies in its insured portfolio;

•	increased severity or frequency of losses associated with certain of the Company’s products that are riskier than traditional mortgage insurance and financial guaranty insurance policies, such as insurance on high-LTV, adjustable-rate mortgage and non-prime mortgage loans, credit insurance on non-traditional mortgage-related assets such as second mortgages and manufactured housing, credit enhancement of mortgage-related capital market transactions, guaranties on certain asset-backed transactions and securitizations, guaranties on obligations under credit default swaps and trade credit reinsurance;

•	increased commitment to insure mortgage loans with unacceptable risk profiles through the Company’s delegated underwriting program;

•	material changes in persistency rates of the Company’s mortgage insurance policies caused by changes in refinancing activity, appreciating or depreciating home values and changes in the mortgage insurance cancellation requirements of mortgage lenders and investors;

•	reduced ability to recover amounts paid on defaulted mortgages by taking title to a mortgaged property due to a failure of housing values to appreciate;

•	downgrades of the insurance financial strength ratings assigned by the major rating agencies to any of the Company’s operating subsidiaries at any time, which have occurred in the past;

•	intense competition for the Company’s mortgage insurance business from others such as the Federal Housing Administration and Veterans Administration or other private mortgage insurers, and from alternative products such as “80-10-10 loan” structures used by mortgage lenders or other forms of credit enhancement used by investors;

•	changes in the business practices of Fannie Mae and Freddie Mac, the largest purchasers of mortgage loans insured by the Company;

•	intense competition for the Company’s financial guaranty business from other financial guaranty insurers, and from other forms of credit enhancement such as letters of credit, guaranties and credit default swaps provided by foreign and domestic banks and other financial institutions;

•	changes in the demand for private mortgage insurance caused by legislative and regulatory changes such as increases in the maximum loan amount that the Federal Housing Administration can insure;

•	changes in claims against mortgage insurance products as a result of aging of the Company’s mortgage insurance policies;

•	changes in the demand for financial guaranty insurance caused by changes in laws and regulations affecting the municipal, asset-backed securities markets and trade credit reinsurance;

i

•	changes in the Company’s ability to maintain sufficient reinsurance capacity needed to comply with regulatory, rating agency and internal single-risk retention limits in an increasingly concentrated reinsurance market;

•	vulnerability to the performance of the Company’s strategic investments; and

•	the loss of executive officers or other key personnel.

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

Radian Group Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands except share and per share amounts)	September 30 2004	December 31 2003
Assets
Investments
Fixed maturities held to maturity – at amortized cost (fair value $197,950 and $291,060)	$187,152	$273,995
Fixed maturities available for sale – at fair value (amortized cost $4,303,066 and $3,996,275)	4,467,054	4,170,261
Trading securities – at fair value (cost $51,570 and $50,436)	48,947	53,806
Equity securities – at fair value (cost $244,252 and $213,281)	294,695	249,634
Short-term investments	272,062	255,073
Other invested assets	3,850	4,593

Total investments	5,273,760	5,007,362
Cash	30,186	67,169
Investment in affiliates	347,404	328,478
Deferred policy acquisition costs	207,453	218,779
Prepaid federal income taxes	426,813	358,840
Provisional losses recoverable	36,679	48,557
Accrued investment income	57,964	53,702
Accounts and notes receivable	70,926	73,856
Property and equipment, at cost (less accumulated depreciation of $42,888 and $30,217)	70,417	71,436
Other assets	178,418	217,588

Total assets	$6,700,020	$6,445,767

Liabilities and Stockholders’ Equity
Unearned premiums	$742,691	$718,649
Reserve for losses and loss adjustment expenses	776,903	790,380
Long-term debt	717,579	717,404
Current income taxes	—	24,092
Deferred federal income taxes	769,342	688,262
Accounts payable and accrued expenses	209,901	281,136

Total liabilities	3,216,416	3,219,923

Commitments and Contingencies
Common stockholders’ equity
Common stock: par value $.001 per share; 200,000,000 shares authorized; 96,229,486 and 95,851,346 shares issued in 2004 and 2003, respectively	96	96
Treasury stock: 4,317,499 and 1,840,044 shares in 2004 and 2003, respectively	(176,181)	(60,503)
Additional paid-in capital	1,272,974	1,259,559
Retained earnings	2,243,400	1,886,548
Accumulated other comprehensive income	143,315	140,144

Total stockholders’ equity	3,483,604	3,225,844

Total liabilities and stockholders’ equity	$6,700,020	$6,445,767

See notes to unaudited condensed consolidated financial statements.

Radian Group Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Quarter Ended September 30		Nine Months Ended September 30
(In thousands, except per share amounts)	2004	2003	2004	2003
Revenues:
Premiums written:
Direct	$265,881	$260,714	$828,613	$711,928
Assumed	38,734	43,951	30,381	155,732
Ceded	(22,085)	(19,148)	(63,767)	(55,887)

Net premiums written	282,530	285,517	795,227	811,773
Increase in unearned premiums	(18,482)	(24,474)	(28,510)	(69,589)

Premiums earned	264,048	261,043	766,717	742,184
Net investment income	51,086	46,365	151,670	140,041
Gains on sales of investments	8,993	1,778	40,956	8,627
Change in fair value of derivative instruments	(2,083)	6,072	2,576	(6,655)
Other income	7,200	18,489	22,996	48,449

Total revenues	329,244	333,747	984,915	932,646

Expenses:
Provision for losses	114,125	100,762	345,452	264,060
Policy acquisition costs	35,903	33,787	89,558	96,172
Other operating expenses	47,659	51,423	153,242	152,429
Interest expense	7,996	9,652	26,014	27,888

Total expenses	205,683	195,624	614,266	540,549

Equity in net income of affiliates	45,926	21,287	130,580	70,034

Pretax income	169,487	159,410	501,229	462,131
Provision for income taxes	47,316	45,432	138,545	131,707

Net income	$122,171	$113,978	$362,684	$330,424

Net income available to common stockholders	$122,171	$113,978	$362,684	$330,424

Basic net income per share	$1.32	$1.22	$3.88	$3.54

Diluted net income per share	$1.31	$1.20	$3.84	$3.50

Average number of common shares outstanding – basic	92,384	93,558	93,416	93,431

Average number of common and common equivalent shares outstanding - diluted	93,387	94,886	94,456	94,514

See notes to unaudited condensed consolidated financial statements.

Radian Group Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY

(UNAUDITED)

					Accumulated Other Comprehensive Income (Loss)
(In thousands)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Foreign Currency Translation Adjustment	Unrealized Holding Gains (Losses)	Total
Balance, January 1, 2004	$96	$(60,503)	$1,259,559	$1,886,548	$5,251	$134,893	$3,225,844
Comprehensive income:
Net income	—	—	—	362,684	—	—	362,684
Unrealized foreign currency translation adjustment, net of tax of $152	—	—	—	—	(211)	—	(211)
Unrealized holding gains arising during period, net of tax of $16,156	—	—	—	—	—	30,004
Less: Reclassification adjustment for net gains included in net income, net of tax of $14,335	—	—	—	—	—	(26,622)

Net unrealized gain on investments, net of tax of $1,821	—	—	—	—	—	3,382	3,382

Comprehensive income	—	—	—	—	—	—	365,855
Issuance of common stock under incentive plans	—	—	13,415	—	—	—	13,415
Treasury stock purchased, net	—	(115,678)	—	—	—	—	(115,678)
Dividends	—	—	—	(5,832)	—	—	(5,832)

Balance, September 30, 2004	$96	$(176,181)	$1,272,974	$2,243,400	$5,040	$138,275	$3,483,604

See notes to unaudited condensed consolidated financial statements.

Radian Group Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30
(In thousands)	2004	2003
Cash flows from operating activities	$201,411	$376,815

Cash flows from investing activities:
Proceeds from sales of fixed maturity investments available for sale	840,076	1,040,452
Proceeds from sales of equity securities available for sale	213,237	50,762
Proceeds from redemptions of fixed maturity investments available for sale	160,558	186,032
Proceeds from redemptions of fixed maturity investments held to maturity	85,897	59,853
Purchases of fixed maturity investments available for sale	(1,295,174)	(1,753,641)
Purchases of equity securities available for sale	(184,418)	(57,972)
Purchases of short-term investments, net	(16,989)	(52,321)
Sales of other invested assets	3,215	4,240
Purchases of property and equipment	(14,694)	(23,460)
Disposals of property and equipment	—	468
Investments in affiliates	(5,501)	—
Proceeds from sales of investment in affiliates	2,229	3,395
Distributions from affiliates	82,300	19,950
Other	(1,035)	5,664

Net cash used in investing activities	(130,299)	(516,578)

Cash flows from financing activities:
Proceeds from issuance of common stock under incentive plans	13,415	13,385
Issuance of long-term debt	—	246,254
Repayment of short-term debt	—	(75,000)
Purchase of treasury stock, net	(115,678)	(11,542)
Dividends paid	(5,832)	(5,612)
Capital issuance costs	—	(2,193)

Net cash (used in)/provided by financing activities	(108,095)	165,292

(Decrease) increase in cash	(36,983)	25,529
Cash, beginning of period	67,169	21,969

Cash, end of period	$30,186	$47,498

Supplemental disclosures of cash flow information:

Income taxes paid	$120,518	$93,619

Interest paid	$29,082	$24,748

See notes to unaudited condensed consolidated financial statements.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1 – Consolidated Financial Statements – Basis of Presentation

The Consolidated Financial Statements include the accounts of Radian Group Inc. (the “Company”) and its subsidiaries, including its principal mortgage guaranty operating subsidiaries, Radian Guaranty Inc. (“Radian Guaranty”), Amerin Guaranty Corporation (“Amerin Guaranty”) and Radian Insurance Inc. (“Radian Insurance”) (collectively referred to as “Mortgage Insurance”). The Consolidated Financial Statements also include the accounts of the Company’s principal financial guaranty operating subsidiaries, Radian Asset Assurance Inc. (“Radian Asset Assurance”) (which includes Radian Reinsurance Inc. (“Radian Reinsurance”), which was merged into Radian Asset Assurance effective June 1, 2004) and Radian Asset Assurance Limited (“RAAL”). The Company also has an equity interest in two active credit-based asset businesses, Credit-Based Asset Servicing and Securitization LLC (“C-BASS”) and Sherman Financial Group LLC (“Sherman”). The Company has a 46.0% interest in C-BASS and a 41.5% interest in Sherman. In January 2003, Sherman’s management exercised its right to acquire additional ownership of Sherman reducing the Company’s ownership interest in Sherman from 45.5% to 41.5%. The Company recorded a $1.3 million loss on the transaction in the first quarter of 2003.

In September 2004, Primus Guaranty, Ltd. (“Primus), a Bermuda holding company and parent to Primus Financial Products, LLC, issued common stock in an initial public offering of its common shares. The Company, which owned an approximate 15% interest in Primus prior to the offering, sold 177,556 shares of its Primus common stock in this offering, receiving approximately $2.2 million and recording a gain of $1.0 million. After this transaction, the Company now owns 4,744,506 shares of Primus or approximately 11% of the common shares outstanding. These shares had a market value of $64.2 million at September 30, 2004. The Company’s investment in Primus, which had previously been included in investment in affiliates on the Condensed Consolidated Balance Sheets, has now been reclassified to the equity securities available for sale category of investments. In the future, the Company will no longer report earnings or loss from Primus as equity in earnings of affiliates. All changes in the fair value of the Primus stock will be recorded as accumulated other comprehensive income. The Company believes this treatment and presentation is appropriate because after the public offering the Company no longer has influence or control over Primus disproportionate to its percentage of equity ownership.

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

Basic net income per share is based on the weighted average number of common shares outstanding, while diluted net income per share is based on the weighted average number of common shares outstanding and common share equivalents that would be issuable upon the exercise of stock options. Diluted shares do not assume the conversion of the Company’s senior convertible debentures because, under the terms of the applicable indenture, the conditions for holders to be able to convert the debentures to common stock have not been met. See Note 10.

The current period presentation includes changes from prior period presentations that are consistent with the Securities and Exchange Commission’s interpretation of its rules regarding presentation. In particular, gains and losses on sales of investments and change in fair value of derivative instruments have been moved to revenues, and equity in net income of affiliates has been moved from revenues to a separate item following total expenses. These changes affect the presentation of the Condensed Consolidated Statements of Income, and do not alter total net income. Certain prior period balances have been reclassified to conform to the current period presentation.

2 – Derivative Instruments and Hedging Activities

The Company accounts for derivatives under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended and interpreted. Transactions that the Company has entered into that are accounted for under SFAS No. 133, as amended, include investments in convertible debt securities, interest rate swaps, selling credit protection in the form of credit default swaps and certain financial guaranty contracts that are considered credit default swaps. Credit default swaps and certain financial guaranty contracts that are accounted for under SFAS No. 133 are part of the Company’s overall business strategy of offering financial guaranty protection to its customers. The interest rate swap qualifies as a hedge and is accounted for in accordance with hedge accounting. The investment in convertible debt securities and the sale of credit protection in the form of credit default swaps do not qualify as hedges under SFAS No. 133, so changes in their fair value are included in the periods presented in current earnings in the Condensed Consolidated Statements of Income. Net unrealized gains and losses on credit default swaps and certain other financial guaranty contracts are included in accounts payable and accrued expenses on the Condensed Consolidated Balance Sheets. Settlements under derivative financial guaranty contracts are charged to accounts payable and accrued expenses. On a limited basis, the Company engages in derivative settlements to mitigate counterparty exposure and to provide additional capacity to its customers. During the first nine months of 2004, the Company received $2.9 million as settlement proceeds on derivative financial guaranty contracts and paid $16.5 million as settlement on derivative financial guaranty contracts. The Company received $3.4 million as settlement proceeds on derivative financial guaranty contracts in the corresponding period of 2003 and did not pay any amounts as settlements on derivative financial guaranty contracts during that period.

SFAS No. 133 requires that the Company split the convertible fixed-maturity securities in its investment portfolio into the derivative and fixed-maturity security components. Over the term of the securities, changes in the fair value of fixed-maturity securities available for sale are recorded in the Company’s Condensed Consolidated Statement of Changes in Common Stockholders’ Equity, through accumulated other comprehensive income or loss. Concurrently, a deferred tax liability or benefit is recognized as the recorded value of the fixed-maturity security increases or decreases. A change in the fair value of the derivative is recorded as a gain or loss in the Company’s Condensed Consolidated Statements of Income.

A summary of the Company’s derivative information, as of and for the periods indicated, is as follows:

Balance Sheet (In millions)	September 30 2004	December 31 2003	September 30 2003
Trading Securities
Amortized cost	$51.6	$50.4	$42.0
Fair value	48.9	53.8	40.7

Derivative Financial Guaranty Contracts
Notional value	$12,000.0	$10,500.0	$10,200.0

Gross unrealized gains	$75.1	$57.5	$65.8
Gross unrealized losses	68.9	73.6	93.7

Net unrealized gains (losses)	$6.2	$(16.1)	$(27.9)

The components of the change in fair value of derivative instruments are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
Income Statement (In millions)	2004	2003	2004	2003
Trading Securities	$(11.3)	$(.7)	$(6.1)	$0.3
Derivative Financial Guaranty Contracts	9.2	6.8	8.7	(7.0)

Net (losses) gains	$(2.1)	$6.1	$2.6	$(6.7)

The following table presents information at September 30, 2004 and December 31, 2003 related to net unrealized gains (losses) on derivative financial guaranty contracts (included in accounts payable and accrued expenses on the Condensed Consolidated Balance Sheets).

	September 30 2004	December 31 2003
	(in millions)
Balance at January 1	$(16.1)	$(17.5)
Net unrealized gains (losses) recorded	8.7	(1.1)
Settlements of derivatives contracts
Receipts	(2.9)	(11.5)
Payments	16.5	14.0

Balance at end of period	$6.2	$(16.1)

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

The Company has entered into a derivative to hedge the interest rate risk related to the issuance of certain long-term debt in accordance with the Company’s risk management policies. As of September 30, 2004, there was one interest rate swap. The interest rate swap has been designed as a fair value hedge and hedges the change in fair value of the debt arising from interest rate movements. During 2004, the fair value hedge was 100% effective. Therefore, the change in the derivative instrument in the Condensed Consolidated Statements of Income was offset by the change in the fair value of the hedged debt.

This interest rate swap contract matures in February 2013. Terms of the interest rate swap contract at September 30, 2004 were as follows (dollars in thousands):

Notional amount	$250,000
Rate received - Fixed	5.625%
Rate paid - Floating (a)	3.497%
Maturity date	February 15, 2013
Unrealized loss	$2,280

(a)	Rate represents latest index for nine months LIBOR plus 87.4 basis points paid on the securitized floating interest rate certificate at the end of the period.

In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, “Amendment of FASB Statement No. 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except for the provisions of SFAS No. 149 that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began before June 15, 2003 and for hedging relationships designated after June 30, 2003. The Company has applied all of the provisions of SFAS No. 149 prospectively except for the provisions of SFAS No. 149 that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began before June 15, 2003, which are applied in accordance with their respective effective dates. The implementation of SFAS No. 149 did not have a material impact on the Company’s financial statements.

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

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Net income, as reported	$122,171	$113,978	$362,684	$330,424
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	2,166	1,995	6,481	5,642

Pro forma net income available to common stockholders	$120,005	$111,983	$356,203	$324,782

Earnings per share
Basic – as reported	$1.32	$1.22	$3.88	$3.54

Basic – pro forma	$1.30	$1.20	$3.81	$3.48

Diluted – as reported	$1.31	$1.20	$3.84	$3.50

Diluted – pro forma	$1.29	$1.18	$3.77	$3.44

4 – Investments

The Company is required to group assets in its investment portfolio into one of three categories: held to maturity, available for sale or trading securities. Fixed-maturity securities for which the Company has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. All other investments are classified as available for sale and are reported at fair value, with unrealized gains and losses (net of tax) reported as a separate component of stockholders’ equity as accumulated other comprehensive income. For securities classified as either available for sale or held to maturity, the Company conducts a quarterly evaluation of declines in market value of the investment portfolio asset basis to determine whether the decline is other-than-temporary. This evaluation includes a review of (1) the length of time and extent to which fair value is below amortized cost; (2) issuer financial condition; and (3) intent and ability of the Company to retain its investment over a period of time to allow recovery in fair value. The Company uses a 20% decline in price over four continuous quarters as a guide in identifying those securities that should be evaluated for impairment. For securities that have experienced rapid price declines or unrealized losses of less than 20% over periods in excess of four consecutive quarters, classification as other-than-temporary is considered. Factors influencing this consideration include an analysis of the security issuer’s financial performance, financial condition and general economic conditions. If the decline in fair value is judged to be other than temporary, the cost basis of the individual security is written down to fair value through earnings as a realized loss and the fair value becomes the new basis. At September 30, 2004 and December 31, 2003, there were no investments held in the portfolio that met these criteria. During the first nine months of 2003, the Company recorded $4.3 million (pre-tax) of charges related to declines in fair value considered to be other-than-temporary. There were no such charges for the third quarter and nine months ended September 30, 2004. Realized gains and losses are determined on a specific identification method and are included in income. Other invested assets consist of residential mortgage-backed securities and are carried at fair value.

At September 30, 2004, fixed-maturity investments available for sale had gross unrealized losses of $19.3 million. At September 30, 2004, equity securities available for sale had gross unrealized losses of $2.8 million. The length of time that those securities in an unrealized loss position at September 30, 2004 have been in an unrealized loss position, as measured by their September 30, 2004 fair values, was as follows:

(Dollar amounts in millions)	Number of Securities	Fair Value	Amortized Cost	Unrealized Loss
Less than 6 months	260	$760.9	$779.4	$18.5
6 to 9 months	3	16.3	16.7	0.4
9 to 12 months	29	65.1	66.1	1.0
More than 12 months	30	62.1	63.8	1.7

Subtotal	322	904.4	926.0	21.6
U.S. Treasury and Agency securities	12	52.4	52.9	0.5

Total	334	$956.8	$978.9	$22.1

Of the 30 securities that have been in an unrealized loss position for more than 12 months, none has an unrealized loss of more than 20% of that security’s amortized cost and none qualified as other-than-temporary in the Company’s judgment.

The contractual maturity of securities in an unrealized loss position at September 30, 2004 was as follows:

(Dollar amounts in millions)	Fair Value	Amortized Cost	Unrealized Loss
2005 - 2008	$85.4	$86.1	$0.7
2009 - 2013	79.6	84.1	4.5
2014 and later	549.8	561.7	11.9
Mortgage-backed and other asset-backed securities	67.3	68.4	1.1
Redeemable preferred stock	36.1	37.2	1.1

Subtotal	818.2	837.5	19.3

Equity securities	138.6	141.4	2.8

Total	$956.8	$978.9	$22.1

5 – Segment Reporting

The Company has three reportable segments: mortgage insurance, financial guaranty and financial services. The mortgage insurance segment provides mortgage credit protection primarily via private mortgage insurance and risk management services to mortgage lending institutions located throughout the United States and globally. Private mortgage insurance primarily protects lenders from all or part of default-related losses on residential first mortgage loans made primarily to homebuyers who make down payments of less than 20% of the purchase price and facilitates the sale of these mortgages in the secondary market. The financial guaranty segment provides credit-related insurance coverage, credit default swaps and certain other financial guaranty contracts to meet the needs of customers in a wide variety of domestic and international markets. The Company’s insurance businesses within the financial guaranty insurance segment include the assumption of reinsurance from monoline financial guaranty insurers for both public finance bonds and structured finance obligations, the provision of direct financial guaranty insurance for public finance bonds and structured transactions, and trade credit reinsurance. The financial services segment consists of the Company’s equity interest in two companies that deal primarily with credit-based servicing and securitization of assets in underserved markets, in particular, the purchase, servicing and securitization of special assets, including sub-performing/non-performing mortgages and delinquent consumer assets. In addition, the financial services segment includes the results of RadianExpress.com Inc. (“RadianExpress”), an Internet-based settlement company that provided real estate information products and services to the first and second lien mortgage industry. During the first quarter of 2004, RadianExpress ceased processing new orders and is completing the final processing of the remaining transactions. The Company’s reportable segments are strategic business units that are managed separately because each business requires different marketing and sales expertise. Certain corporate income and expenses have been allocated to the segments. For the periods presented in this report, revenues attributable to foreign countries and long-lived assets located in foreign countries were not material.

In the mortgage insurance segment, the highest state concentration of risk in force at September 30, 2004 was California at 12.1%. At September 30, 2004, California also accounted for 12.3% of Mortgage Insurance’s total direct primary insurance in force and 14.0% of Mortgage Insurance’s total direct pool risk in force. California accounted for 13.6% of Mortgage Insurance’s direct primary new insurance written in the first nine months of 2004. The largest single customer of Mortgage Insurance (including branches and affiliates of such customer), measured by new insurance written, accounted for 10.4% of new insurance written in the first nine months of 2004 compared to 10.4% for full year 2003 and 8.1% for full year 2002. The amount originated in 2003 for the largest single customer included a large structured transaction composed of prime mortgage loans originated throughout the United States.

The financial guaranty segment derives a substantial portion of its premiums written from a small number of direct primary insurers. Three primary insurers were responsible for 45.1% of the financial guaranty segment’s gross written premiums (including the impact of the recapture of business previously ceded to the Company by one of the primary insurer customers) and 27.2% of the financial guaranty segment’s gross written premiums (excluding this impact) in the first nine months of 2004, compared to 24.3% for the comparable period of 2003. Five trade credit insurers were responsible for 30.8% of the financial guaranty segment’s gross premiums written (including the impact of the recapture of business previously ceded to the Company by one of the primary insurer customers) and 18.6% (excluding this impact) for the first nine months of 2004 compared to 12.0% for the comparable period of 2003.

The Company evaluates operating segment performance based primarily on net income. Summarized financial information concerning the Company’s operating segments, as of and for the periods indicated, is presented in the following tables:

	Quarter Ended September 30		Nine Months Ended September 30
Mortgage Insurance (In thousands)	2004	2003	2004	2003
Net premiums written	$209,085	$195,360	$651,213	$550,359

Net premiums earned	$205,313	$199,787	$611,916	$557,537
Net investment income	29,391	26,626	87,607	81,208
Gain on sales of investments	6,359	506	34,582	1,371
Change in fair value of derivative instruments	(7,035)	(580)	(3,821)	(606)
Other income	5,381	10,729	16,601	25,145

Total revenues	239,409	237,068	746,885	664,655

Provision for losses	101,000	82,074	300,162	212,278
Policy acquisition costs	22,538	18,374	56,757	53,297
Other operating expenses	31,817	33,846	106,015	96,442
Interest expense	4,694	5,403	15,106	16,065

Total expenses	160,049	139,697	478,040	378,082

Equity in net income of affiliates	—	—	—	—

Pretax income	79,360	97,371	268,845	286,573
Income tax provision	21,212	26,256	73,510	77,614

Net income	$58,148	$71,115	$195,335	$208,959

Total assets	$4,003,276	$3,692,010
Deferred policy acquisition costs	72,076	76,844
Reserve for losses and loss adjustment expenses	533,060	499,583
Unearned premiums	129,873	104,064
Equity	1,958,326	1,760,328

	Quarter Ended September 30		Nine Months Ended September 30
Financial Guaranty (In thousands)	2004	2003	2004	2003
Net premiums written (1)	$73,445	$90,157	$144,014	$261,414

Net premiums earned	$58,735	$61,256	$154,801	$184,647
Net investment income	21,687	19,739	63,981	58,797
Gain on sales of investments	2,570	2,020	3,711	8,922
Change in fair value of derivative instruments	5,097	6,644	6,507	(6,084)
Other income	381	251	1,235	3,010

Total revenues	88,470	89,910	230,235	249,292

Provision for losses	13,125	18,688	45,290	51,782
Policy acquisition costs	13,365	15,413	32,801	42,875
Other operating expenses	13,658	9,635	36,728	27,821
Interest expense	2,743	3,376	9,039	9,477

Total expenses	42,891	47,112	123,858	131,955

Equity in net income of affiliates	2,033	2,149	1,400	7,607

Pretax income	47,612	44,947	107,777	124,944
Income tax provision	11,225	12,328	21,424	33,846

Net income	$36,387	$32,619	$86,353	$91,098

Total assets	$2,368,672	$2,174,838
Deferred policy acquisition costs	135,377	135,234
Reserve for losses and loss adjustment expenses	243,843	169,463
Unearned premiums	612,818	580,867
Equity	1,240,978	1,128,447

(1)	With the exception of the Company’s trade credit product, net premiums written in the Company’s financial guaranty reinsurance business are recorded using actual information received from cedants on a one-month lag basis. Accordingly, the written premiums for any given period exclude those from the last month of that period and include those from the last month of the immediately preceding period. The use of information from cedants does not require the Company to make significant judgments or assumptions because historic collection rate and counterparty strength makes collection of all assumed premiums highly likely. Net premiums written for the three month periods ended September 30, 2004 and 2003 include $14.4 million and $13.7 million, respectively, of assumed premiums related to the Company’s trade credit reinsurance products. For the nine months ended September 30, 2004 and 2003, these amounts were $48.0 million and $50.4 million, respectively. Included in these amounts are estimates based on quarterly projections provided by ceding companies. Over the life of the reinsured business, these projections are replaced with actual results and, historically, the difference between the projections and actual results has not been material. Accordingly, the Company does not record any related provision for doubtful accounts.

	Quarter Ended September 30		Nine Months Ended September 30
Financial Services (In thousands)	2004	2003	2004	2003
Net premiums written	$—	$—	$—	$—

Net premiums earned	$—	$—	$—	$—
Net investment income	8	—	82	36
Gain (loss) on sales of investments	64	(748)	2,663	(1,666)
Change in fair value of derivative instruments	(145)	8	(110)	35
Other income	1,438	7,509	5,160	20,294

Total revenues	1,365	6,769	7,795	18,699

Provision for losses	—	—	—	—
Policy acquisition costs	—	—	—	—
Other operating expenses	2,184	7,942	10,499	28,166
Interest expense	559	873	1,869	2,346

Total expenses	2,743	8,815	12,368	30,512

Equity in net income of affiliates	43,893	19,138	129,180	62,427

Pretax income	42,515	17,092	124,607	50,614
Income tax provision	14,879	6,848	43,611	20,247

Net income	$27,636	$10,244	$80,996	$30,367

Total assets	$328,072	$286,546
Deferred policy acquisition costs	—	—
Reserve for losses and loss adjustment expenses	—	—
Unearned premiums	—	—
Equity	284,300	234,106

The reconciliation of segment net income to consolidated net income is as follows:

	Quarter Ended September 30		Nine Months Ended September 30
Consolidated (In thousands)	2004	2003	2004	2003
Net income:
Mortgage Insurance	$58,148	$71,115	$195,335	$208,959
Financial Guaranty	36,387	32,619	86,353	91,098
Financial Services	27,636	10,244	80,996	30,367

Total	$122,171	$113,978	$362,684	$330,424

The results for Financial Guaranty for the nine months ended September 30, 2004 include the impact of the recapture of business previously ceded to the Company by one of the primary insurer customers as further described in Management Discussion and Analysis of Financial Condition and Results of Operations-Overview. In addition, renewal business related to the recapture of the business previously ceded to the Company by this primary insurer customer is no longer included in the results of the Company.

6 – Investment in Affiliates

The Company has a 46.0% equity interest in C-BASS and a 41.5% equity interest in Sherman. The following tables show selected financial information for C-BASS and Sherman and details of the Company’s investment in C-BASS and Sherman.

	Quarter Ended September 30		Nine Months Ended September 30
(In thousands)	2004	2003	2004	2003
Investment in Affiliate Reconciliation:
C - BASS
Balance, beginning of period	$248,759	$204,229	$226,710	$175,630
Share of net income for period	18,095	12,276	72,644	43,375
Dividends received	—	5,000	32,500	7,500

Balance, end of period	$266,854	$211,505	$266,854	$211,505

Sherman
Balance, beginning of period	$48,709	$46,228	$65,979	$52,142
Share of net income for period	25,798	6,862	56,536	19,052
Dividends received	—	—	49,800	12,450
Other comprehensive income	(914)	1,416	878	(4,238)

Balance, end of period	$73,593	$54,506	$73,593	$54,506

Portfolio Information:
C - BASS
Servicing portfolio	$22,270,000	$16,010,000
Total assets	4,466,155	2,757,036

Sherman
Total assets	$444,368	$490,806
Summary Income Statement:
C - BASS

Income
Gain on securitization	$1,643	$6,047	$45,457	$52,523
Transaction gains	20,191	3,137	64,605	4,952
Servicing and subservicing fees	38,931	32,259	112,958	90,476
Net interest income	37,025	32,287	109,207	90,210
Other income	7,325	5,335	21,947	18,349

Total revenues	105,115	79,065	354,174	256,510

Expenses
Compensation and benefits	34,288	28,286	109,820	93,138
Total other expenses	31,467	24,048	86,637	68,948

Total expenses	65,755	52,334	196,457	162,086

Net income	$39,360	$26,731	$157,717	$94,424

Sherman

Income
Revenues from receivable portfolios – net of amortization	$126,422	$77,432	$345,462	$184,547
Other revenues	26,113	10,218	47,016	20,980

Total revenues	152,535	87,650	392,478	205,527

Expenses
Operating and servicing expenses	82,927	64,589	231,533	136,757
Interest	3,486	4,101	11,513	11,339
Other	3,958	2,420	13,201	11,518

Total expenses	90,371	71,110	256,247	159,614

Net income	$62,164	$16,540	$136,231	$45,913

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

The composition of long-term debt was as follows:

($ thousands)	September 30 2004	December 31 2003
5.625% Senior Notes due 2013	$248,299	$248,184
2.25% Senior Convertible Debentures due 2022	220,000	220,000
7.75% Debentures due June 1, 2011	249,280	249,220

	$717,579	$717,404

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

In November 2003, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on certain disclosures required for securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” EITF Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” requires additional disclosure of quantitative and qualitative information for investments with unrealized losses at the balance sheet date that have not been recognized as other-than-temporary impairments. In March 2004, full consensus was reached on the disclosure requirements. In September 2004, the FASB voted to defer the effective date of certain paragraphs of EITF Issue 03-01 related to evaluating and recognizing an impairment loss that is other than temporary. In management’s opinion, this did not have a material impact on the Company’s financial statements. The Company has included the required disclosures in Note 4 and in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The FASB ratified EITF Issue 04-08 “The Effects of Contingently Convertible Instruments on Diluted Earnings per Share” which requires that contingently convertible debt be included in calculating diluted earnings per share regardless of whether the contingent feature has been met. The effective date is for reporting periods after December 15, 2004 and prior period earnings per share amounts presented for comparative purposes must be restated. The Company’s convertible debt outstanding of $220 million is contingently convertible. The Company estimates that diluted earnings per share would be reduced by the application of this EITF by approximately $0.12 for the nine months ended September 30, 2004.

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

On May 11, 2004, the Company announced that its Board of Directors authorized the repurchase of up to 3.0 million shares of its common stock on the open market. On September 8, 2004, the Company announced that its Board of Directors authorized the repurchase of up to 2.0 million additional shares of its common stock on the open market for a total of 5.0 million shares. Shares will be repurchased from time to time depending on market conditions, share price and other factors. These repurchases will be funded from available working capital. At September 30, 2004, approximately 2.1 million shares had been repurchased under this program at a cost of approximately $95.6 million.

The Company may begin repurchasing shares on the open market to meet option exercise obligations, to fund 401(k) matches and purchases under the Company’s Employee Stock Purchase Plan and the Company also may consider future stock repurchase programs.

In March 2004, the FASB issued an exposure draft on accounting for stock-based compensation. The proposed statement would amend SFAS No. 123. In October 2004, the FASB deferred the effective date of this proposed statement to interim and annual periods beginning after June 15, 2005. The FASB is finalizing issues related to this exposure draft and hopes to issue a final statement by December 31, 2004.

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

During the first nine months of 2004, the Company made $3.3 million of contributions to its pension plans. The Company presently anticipates contributing an additional $0.3 million to fund its pension plans in 2004 for a total of $3.6 million.

The components of the Pension Plan/SERP benefit and net period postretirement benefit costs are as follows (in thousands):

Radian Plans

	Three Months Ended September 30
	Pension Plan/SERP		Postretirement Welfare Plan
	2004	2003	2004	2003
Service cost	$974	$769	$2	$2
Interest cost	394	309	24	7
Expected return on plan assets	(197)	(141)	—	—
Amortization of prior service cost	73	74	1	(2)
Recognized net actuarial loss (gain)	86	47	(27)	(3)

Net periodic benefit cost	$1,330	$1,058	$0	$4

	Nine Months Ended September 30
	Pension Plan/SERP		Postretirement Welfare Plan
	2004	2003	2004	2003
Service cost	$3,174	$2,309	$7	$6
Interest cost	1,205	929	38	20
Expected return on plan assets	(592)	(426)	—	—
Amortization of prior service cost	223	223	(4)	(5)
Recognized net actuarial loss (gain)	252	139	(29)	(9)

Net periodic benefit cost	$4,262	$3,174	$12	$12

EFSG Pension Plan

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Service cost	$—	$—	$—	$—
Interest cost	—	107	—	431
Expected return on plan assets	—	(107)	—	(431)
Amortization of transition obligation	—	—	—	—
Amortization of prior service cost	—	—	—	—
Recognized net actuarial gain	—	—	—	—

Net periodic benefit cost	$—	$—	$—	$—

12- Selected Information of Registrant – Radian Group Inc.

(In thousands)	September 30 2004	December 31 2003
Investment in subsidiaries, at equity in net assets	$3,996,145	$3,693,170
Total assets	4,278,393	4,001,232
Long - term debt	717,579	717,404
Total liabilities	794,789	775,388
Total equity	3,483,604	3,225,844
Total liabilities and equity	4,278,393	4,001,232

13- Subsequent Events

In October 2004, the Company entered into a transaction to lock in Treasury rates that will serve as a hedge in the event the Company issues long-term debt in the near future. The notional value of this hedge is $120 million at a rate of 4.075%. This lock will expire on January 20, 2005.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of the Company’s consolidated financial condition and results of operations should be read in conjunction with the Company’s consolidated financial statements and the notes thereto included elsewhere in this report.

Overview

Radian provides credit insurance and financial services to mortgage lenders and other global financial institutions. As a holder of credit risk, the Company’s results are subject to macroeconomic conditions and specific events that impact the performance of the underlying insured assets. The Company experienced favorable results for the third quarter of 2004. The results of the Company’s mortgage insurance business trended positively, even with the continuation of the unprecedented refinance wave that has caused continued high cancellation rates and has negatively impacted insurance in force. Claims have leveled off and, over the course of 2004 there has been a moderation of the increase in delinquencies, which is a leading indicator of future claims. The mortgage insurance mix of business has continued to include lower credit profile business such as Alternative A (“Alt-A”) and A minus. This is because some of the prime mortgage market has been absorbed by “80-10-10” and other hybrid products that do not typically include mortgage insurance. The financial guaranty business continued to recover successfully from setbacks caused by a large loss on a manufactured housing transaction and by the “clawback” of a substantial book of reinsurance by one of its customers. The first nine months of 2004 for the financial services segment has shown a period of unprecedented earnings strength and growth and return on investment, some of which is a result of the low interest rate, tight credit spread environment.

The Company believes that its diversified credit enhancement strategy is sound and intends to continue to implement this strategy. The Company anticipates a convergence between the mortgage insurance and financial guaranty markets, emphasizing financial credit enhancement products. In the mortgage insurance business, the Company is hopeful that an economic recovery and job growth can positively impact performance and that modestly rising interest rates will help reduce cancellation rates, although these macroeconomic factors are outside of the Company’s control. The Company’s challenges will be to solidify the AA financial guaranty business platform by continuing to demonstrate the ability to grow and write quality business. The Company expects to increase its efforts in the European markets for both mortgage and financial guaranty business to allow it to take advantage of its core competencies of credit risk analysis and capital allocation to write profitable business in Europe.

Business Summary

The Company’s principal business segments are mortgage insurance, financial guaranty and financial services. The following table shows the percentage contributions to net income of these businesses for the nine months ended September 30, 2004:

Net Income
Mortgage Insurance	54%
Financial Guaranty	24%
Financial Services	22%

The Company’s mortgage insurance business provides private mortgage insurance and risk management services to mortgage lending institutions through three wholly owned subsidiaries, Radian Guaranty Inc., Amerin Guaranty Corporation and Radian Insurance Inc. (individually referred to as “Radian Guaranty”, “Amerin Guaranty” and “Radian Insurance” and together referred to as “Mortgage Insurance”). Private mortgage insurance protects mortgage lenders from all or a portion of default-related losses on residential first mortgage loans made primarily to home buyers who make down payments of less than 20% of the home’s purchase price. Private mortgage insurance also facilitates the sale of these mortgage loans in the secondary mortgage market, principally to Freddie Mac and Fannie Mae. Premium rates in the mortgage insurance business are determined on a risk-adjusted basis that includes borrower, loan, and property characteristics. The Company uses models to project the premiums it should charge, the losses and expenses it should expect to incur and the capital the Company should hold in support of the risk. Pricing is established in an amount that the Company expects will allow a reasonable return on allocated capital.

Mortgage Insurance also utilizes its underwriting skills to provide an outsourced underwriting service to its customers known as contract underwriting. For a fee, Mortgage Insurance underwrites loan files for secondary market compliance, while concurrently assessing the file for mortgage insurance if applicable. The Company gives recourse to its customers on loans it underwrites for compliance. If the Company makes a material error in underwriting a loan, the Company agrees to provide a remedy of placing mortgage insurance coverage on the loan, purchasing the loan or indemnifying the lender against losses associated with the loan.

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

Effective June 1, 2004, EFSG’s two main operating subsidiaries, Radian Asset Assurance Inc. (“Radian Asset Assurance”) and Radian Reinsurance Inc. (“Radian Reinsurance”) were merged, with Radian Asset Assurance as the surviving company. Through this merger, the financial guaranty reinsurance business formerly conducted by Radian Reinsurance was combined with the direct financial guaranty business conducted by Radian Asset Assurance. The merger combined the assets, liabilities and shareholder’s equity of the two companies and the combined company (“Financial Guaranty”) is rated “Aa3” by Moody’s Investor Service (“Moody’s”), “AA” (with a negative outlook) by Standard & Poor’s Insurance Rating Service (“S&P”) and “AA” by Fitch Ratings (“Fitch”), the ratings assigned to Radian Asset Assurance prior to the merger. In May 2004, Moody’s provided Radian Asset Assurance with an initial insurance financial strength rating of “Aa3”. Concurrently, and in anticipation of the merger, Moody’s downgraded the insurance financial strength rating of Radian Reinsurance to “Aa3” from “Aa2”. As a result of this downgrade of the Moody’s rating related to the financial guaranty reinsurance business associated with the merger, two of the primary insurer customers of the financial guaranty reinsurance business had the right to recapture previously written business ceded to Financial Guaranty. One of these customers has agreed, without cost to or concessions by the Company, to waive its recapture rights. On November 8, 2004, the remaining primary insurer customer with recapture rights notified the Company of its intent to recapture, at an unspecified date in the near future, approximately $5.8 billion of par in force ceded to Financial Guaranty, including $49.8 million of written premiums as of September 30, 2004, $3.6 million of which would be recorded as an immediate reduction of earned premiums at the time of the recapture, which represents the difference between statutory unearned premiums and GAAP unearned premiums. This return of unearned premiums would also require an increase in policy acquisition costs of $1.0 million. The aggregate result would be a reduction in pre-tax income of $4.6 million, or approximately $0.03 per share after tax. The amount of future lost premiums due to this recapture will be approximately $94.0 million, which is made up of the unearned premium balance and the value of future installment premiums. Based on a projected recapture date of March 31, 2005, the total approximate reduction in pre-tax income for 2005 including the immediate impact would be $11.7 million or approximately $0.08 per share after tax. This customer also has the right to recapture an additional $5.6 billion of par in force ceded to Financial Guaranty, including $56.6 million of written premiums as of September 30, 2004, $16.0 million of which would be recorded as an immediate reduction of earned premiums. The Company is in discussions with this customer and cannot provide any assurances as to the outcome of these negotiations. The Company expects a decision on this matter before the end of 2004. Despite the recapture, the primary insurer customer also informally advised the Company that, going forward, the customer intends to continue its reinsurance relationship with the Company on the same terms.

In October 2002, S&P downgraded the Insurer Financial Strength rating of Radian Reinsurance from “AAA” to “AA.” As a result of this downgrade, effective January 31, 2004, one of Financial Guaranty’s primary insurer customers exercised its right to recapture $96.4 million of written premiums previously ceded to Financial Guaranty. The entire impact of this recapture of written premiums was reflected as a reduction of written premiums in the first quarter of 2004. Because the Company, in accordance with GAAP, already had reflected $24.9 million of these recaptured written premiums as having been earned, the Company was required to record the entire $24.9 million reduction in earned premiums in the first quarter of 2004. The Company estimates that the recapture of reinsurance business will reduce 2004 pre-tax income by approximately $37.8 million or approximately $0.26 per share after tax, $0.11 per share of which was the immediate impact and the balance was a result of ongoing lost premiums. Without cost to or concessions by the Company, the remaining primary insurer customers have agreed not to exercise similar recapture rights under this October 2002 downgrade by S&P.

Financial Guaranty also includes Radian Asset Assurance Limited (“RAAL”), a subsidiary of Radian Asset Assurance that is authorized to conduct an insurance business in the United Kingdom. The Company believes that, through RAAL, it will have additional opportunities to write financial guaranty insurance in the United Kingdom and, subject to compliance with the European passporting rules, in seven other countries in the European Union. In July of 2004, RAAL received initial ratings of “AA” (negative outlook) from S&P and “AA” from Fitch. The Company expects that these ratings will better position RAAL to continue to build its structured products business in the United Kingdom and throughout the European Union through the European passport system. In September 2004, the Financial Services Authority granted a license to Radian Financial Products Limited, another subsidiary of Radian Asset Assurance, to trade as a Category A Securities and Futures Firm, allowing the Company to develop a range of derivatives-based solutions for clients in the United Kingdom and throughout the European Union.

The Company also owns 4,744,506 shares or approximately 11% of Primus Guaranty, Ltd. (“Primus”), a Bermuda holding company and parent to Primus Financial Products, LLC, which provides credit risk protection to derivatives dealers and credit portfolio managers on individual investment-grade entities. In September 2004, Primus issued shares of its common stock in an initial public offering. Prior to such offering, the Company owned an approximate 15% interest in Primus, but the Company sold some of its shares in Primus as part of this offering and recorded a pre-tax gain of approximately $1.0 million on the sale. These shares currently owned by the Company had a market value of $64.2 million at September 30, 2004. The Company’s investment in Primus, which had previously been reported as an investment in affiliate on the Condensed Consolidated Balance Sheets, has now been reclassified to the equity securities available for sale category of the investments. In the future, the Company will no longer report earnings or loss from Primus as equity in earnings of affiliate. All changes in the fair value of the Primus stock will be recorded as accumulated other comprehensive income. The Company believes this treatment and presentation is appropriate because after the public offering, the Company no longer has influence or control over Primus disproportionate to its percentage of equity ownership.

In December 2003, the Company announced that it would cease operations at RadianExpress.com Inc. (“RadianExpress”). The Company’s decision followed its receipt of an order from the California Superior Court denying the Company’s appeal from a decision by the California Commissioner of Insurance sustaining a California cease and desist order applicable to the Company’s offering of its Radian Lien Protection product. The California Superior Court’s denial is on appeal, but the decision significantly reduced the potential for increased revenues at RadianExpress, which was the entity through which Radian Lien Protection sales would have been processed. During the first quarter of 2004, RadianExpress ceased processing new orders and is completing the final processing of the remaining transactions. Following the cessation of operations at RadianExpress, the Company’s financial services business consists primarily of its 46% ownership interest in Credit-Based Asset Servicing and Securitization LLC (“C-BASS”) and its 41.5% interest in Sherman Financial Services Group LLC (“Sherman”). C-BASS is a mortgage investment and servicing firm specializing in credit-sensitive, single-family residential mortgage assets and residential mortgage-backed securities. By using sophisticated analytics, C-BASS essentially seeks to take advantage of what it believes to be the mispricing of credit risk for certain of these assets in the marketplace. Sherman is a consumer asset and servicing firm specializing in charged-off and bankruptcy plan consumer assets and charged-off high loan-to-value mortgage receivables that it purchases at deep discounts from national financial institutions and major retail corporations and subsequently collects upon these receivables.

Results of Operations - Consolidated

Net income for the third quarter of 2004 was $122.2 million or $1.31 per share, compared to $114.0 million or $1.20 per share for the third quarter of 2003. Net income for the first nine months of 2004 was $362.7 million or $3.84 per share, compared to $330.4 million or $3.50 per share for the nine months ended September 30, 2003. The results for the first nine months of 2004 reflect an immediate reduction in net income of $10.3 million or $0.11 per share related to the first quarter of 2004 recapture of business previously ceded to the Company by one of the primary insurer customers of the financial guaranty segment. This recapture of previously ceded business also resulted in the loss of premiums that would have been earned over the balance of 2004 and that would have resulted in an additional $0.15 per share of net income over that period. Included in the results for the third quarter and first nine months of 2004 is a reduction in fair value of derivative investments of $2.1 million or $0.01 per share after-tax and an increase of $2.6 million or $0.02 per share after-tax, respectively, compared to an increase in fair value of derivative investments of $6.1 million or $0.04 per share after-tax and a reduction of $6.7 million or $0.05 per share after-tax for the comparable periods of 2003. Direct primary insurance in force in the mortgage insurance business segment was $115.5 billion at September 30, 2004, compared to $121.3 billion at September 30, 2003. Total net debt service outstanding (par plus interest) on transactions insured by Financial Guaranty was $100.2 billion at September 30, 2004, compared to $116.2 billion at September 30, 2003. The amount reported for Financial Guaranty at September 30, 2004 reflects the recapture by one of the primary insurer customers of approximately $25.5 billion of net debt service outstanding that previously was ceded to the Company.

Consolidated premiums written for the third quarter of 2004 were $282.5 million, compared to $285.5 million for the third quarter of 2003. Consolidated earned premiums for the third quarter of 2004 were $264.0 million, a $3.0 million or 1.1% increase from $261.0 million reported in the third quarter of 2003. Net investment income increased to $51.1 million for the third quarter of 2004, up from $46.4 million in the third quarter of 2003, primarily due to growth in the investment portfolio funded by continued positive operating cash flows. The Company has continued to invest some of its net operating cash flow in tax-advantaged securities, primarily municipal bonds, although the Company’s investment policy allows the purchase of various other asset classes, including common stock and convertible securities. The Company’s common equity exposure is targeted at a maximum of 5% of the investment portfolio’s market value, while the investment-grade convertible securities and investment-grade taxable bond exposures are each targeted not to exceed 10%. Equity in net income of affiliates increased to $45.9 million in the third quarter of 2004, up from $21.3 million in the same period of 2003. This increase resulted from very strong growth in earnings at C-BASS and Sherman. Other income decreased to $7.2 million in the third quarter of 2004 from $18.5 million for the same period of 2003, primarily due to the previously announced cessation of operations at RadianExpress.

Consolidated premiums written for the first nine months of 2004 were $795.2 million, down $16.6 million or 2.0% from $811.8 million for the same period of 2003. Consolidated earned premiums for the first nine months of 2004 were $766.7 million, up $24.5 million or 3.3% from $742.2 million for the same period of 2003. The amount of net premiums written reported in the first nine months of 2004 reflects a reduction of $96.4 million of financial guaranty written premiums related to the first quarter 2004 recapture of business by one primary insurer, which also reduced earned premiums by $24.9 million. Net investment income was $151.7 million for the nine months ended September 30, 2004, an increase of $11.7 million or 8.4% compared to $140.0 million reported in the first nine months of 2003. Equity in net income of affiliates increased by $60.6 million or 86.6% to $130.6 million for the first nine months of 2004 from $70.0 million for the same period of 2003. Other income decreased 52.5% to $23.0 million for the first nine months of 2004, compared to $48.4 million in the respective period of 2003. Increases and decreases for the nine month periods resulted primarily from the respective factors identified above with respect to the third quarter periods.

The provision for losses for the third quarter of 2004 was $114.1 million, an increase of $13.3 million or 13.2% from the $100.8 million reported for the third quarter of 2003. All of this increase was in Mortgage Insurance, primarily as a result of higher claims paid. Policy acquisition costs were $35.9 million in the third quarter of 2004, compared to $33.8 million for the same period in 2003. Included in the third quarter of 2004, was a charge of $6.4 million related to a revaluation of deferred policy acquisition costs in the mortgage insurance business.

Other operating expenses declined to $47.7 million in the third quarter of 2004, compared to $51.4 million in the third quarter of 2003, primarily due to a reduction in expenses as a result of the cessation of business at RadianExpress. Interest expense of $8.0 million in the third quarter of 2004 decreased $1.7 million or 17.5% from $9.7 million in the third quarter of 2003, primarily due to the impact of the interest rate swap that the Company entered into in the second quarter of 2004, which effectively converted the interest rate on the Company’s 5.625% Senior Notes due 2013 to a variable rate based on a spread over LIBOR.

The provision for losses for the first nine months of 2004 was $345.5 million, compared to $264.1 million for the same period of 2003. The increase in the provision for losses for the nine month period of 2004 was primarily related to increased claims paid in Mortgage Insurance. Policy acquisition costs were $89.6 million for the nine months ended September 30, 2004, compared to $96.2 million for the first nine months of 2003. The amount reported in the first nine months of 2004 reflects the $9.8 million reduction of Financial Guaranty acquisition costs resulting from the recapture of previously written business by one primary insurer customer. Other operating expenses were $153.2 million for the first nine months of 2004, compared to $152.4 million from the same period of 2003. Other operating expenses in 2004 include higher Information Technology (“IT”) expenditures and the amortization of IT projects that have been or will be placed into service this year, as well as increased compliance costs, including Sarbanes-Oxley compliance. Other operating expenses in the first mine months of 2003 include expenses related to operations at RadianExpress, which ceased operations in the first quarter of 2004.

Interest expense of $26.0 million for the first nine months of 2004 decreased from $27.9 million for the first nine months of 2003 due to the positive impact of the interest rate swap discussed above. The consolidated effective tax rate was 27.9% and 27.6% for the three and nine months ended September 30, 2004, respectively, compared to 28.5% for the three and nine month periods of 2003.

The following schedule shows the Condensed Consolidated Income Statement as reported (Column 1) and adjustments (Column 2) to reflect the income statement impact of the recapture (referred to in the table as the clawback) of business previously ceded to the Company by one of the primary insurer customers of the financial guaranty segment. The adjusted numbers are shown in Column 3. The impact of the clawback (Column 2) reflects the clawback of business ceded to the Company in prior periods. This clawback affected the first quarter (and, as a result, the year-to-date period) of 2004. Accordingly, management believes that Column 3 provides useful information to investors by presenting a more meaningful basis of comparison for the Company’s past and future results. In addition, renewal business related to the recapture of the business previously ceded to the Company by this primary insurer customer is no longer included in the results of the Company nor is it included in Column 2, which shows the impact of the Clawback.

(Thousands of dollars, except per share data)	As Reported Nine Months Ended September 30, 2004	Impact of Clawback	As Adjusted Nine Months Ended September 30, 2004 Excluding Clawback	Nine Months Ended September 30, 2003
Revenues:
Net premiums written	$795,227	$(96,417)	$891,644	$811,773

Premiums earned	$766,717	$(24,892)	$791,609	$742,184
Net investment income	151,670	—	151,670	140,041
Gain on sales of investments	40,956	—	40,956	8,627
Change in fair value of derivative instruments	2,576	(791)	3,367	(6,655)
Other income	22,996	—	22,996	48,449

Total revenues	984,915	(24,892)	1,010,598	932,646

Expenses:
Provision for losses	345,452	—	345,452	264,060
Policy acquisition costs	89,558	(9,766)	99,324	96,172
Other operating expenses	153,242	—	153,242	152,429
Interest expense	26,014	—	26,014	27,888

Total expenses	614,266	(9,766)	624,032	540,549

Equity in net income of affiliates	130,580	—	130,580	70,034

Pretax income (loss)	501,229	(15,917)	517,146	462,131
Provision (benefit) for income taxes	138,545	(5,571)	144,116	131,707

Net income (loss)	$362,684	$(10,346)	$373,030	$330,424

Net income (loss) available to common stockholders	$362,684	$(10,346)	$373,030	$330,424

Net income (loss) per share	$3.84	$(0.11)	$3.95	$3.50

Weighted average shares outstanding (thousands)	94,456		94,456	94,514

Mortgage Insurance – Results of Operations

Mortgage Insurance’s net income for the third quarter of 2004 was $58.1 million compared to $71.1 million for the third quarter of 2003. This decrease was due to increases in the provision for losses and policy acquisition costs and a decrease in other income, partially offset by an increase in earned premiums and a decrease in operating expenses. Net income for the first nine months of 2004 was $195.3 million, compared to $209.0 million for the first nine months of 2003. The first nine months of 2004 reflected higher premiums, gains on sales of investments and net investment income, as well as a higher provision for losses, policy acquisition costs and operating expenses and lower other income. Primary new insurance written during the third quarter of 2004 was $11.7 billion, a $4.6 billion or 28.2% decrease from the $16.3 billion written in the third quarter of 2003. This decrease was primarily due to a decrease in insurance written in flow transactions. Refinance activity in the third quarter of 2004 was still high, but not as high as in the third quarter of 2003. Primary new insurance written during the first nine months of 2004 was $33.1 billion, a $22.6 billion or 40.6% decrease from the comparable period of 2003. During the first nine months of 2004, Mortgage Insurance wrote $4.7 billion or 14.3% of new insurance written through structured transactions, compared to $17.5 billion or 31.4% of new insurance written in the same period of 2003. Of this amount in 2003, $10.7 billion was written in the first three months of the year. The amount originated in the first quarter of 2003 included a large structured transaction for one customer composed of prime mortgage loans originated throughout the United States. Although home purchases have increased, the mortgage insurance industry did not benefit from this increase due to equity appreciation, which decreased the percentage of loans requiring mortgage insurance, and an increase in alternative mortgage executions that exclude mortgage insurance, particularly “80-10-10.” The Company’s participation in the structured transactions market is likely to vary significantly from quarter to quarter because the Company competes with other mortgage insurers, as well as capital market executions, for these transactions.

In the third quarter and first nine months of 2004, Mortgage Insurance wrote $52.0 million and $376.0 million, respectively, of pool insurance risk as compared to $88.2 million and $653.7 million in the same periods of 2003. The lower level of structured transactions, which includes those composed of pool insurance risk, and a lower level of GSE pool risk written, contributed to this decline. The large transaction in the first quarter of 2003 referred to above also included a portion of the risk written as pool insurance coverage.

Mortgage Insurance’s volume in the third quarter and first nine months of 2004 continued to be impacted by lower interest rates that affected the entire mortgage insurance industry. The continued low interest rate environment caused refinancing activity to remain high, although not as high as in the comparable periods of 2003. Mortgage Insurance’s refinancing activity as a percentage of primary new insurance written was 37% for the third quarter of 2004 as compared to 48% for the same period of 2003. The persistency rate, which is defined as the percentage of insurance in force that remains on the Company’s books after any 12-month period, was 57.4% for the 12 months ended September 30, 2004, compared to 46.1% for the 12 months ended September 30, 2003. This increase in the persistency rate reflects a decline in refinancing activity, although refinancing continued at a high level for the third quarter of 2004. The Company’s expectation for the rest of 2004 is slightly higher persistency rates, influenced by relatively stable or slowly rising interest rates.

Net premiums earned in the third quarter of 2004 were $205.3 million, a $5.5 million or 2.6% increase compared to $199.8 million for the third quarter of 2003. Net premiums earned in the first nine months of 2004 were $611.9 million, an increase of $54.4 million or 9.8% compared to $557.5 million for the first nine months of 2003. The net premiums earned in the 2004 periods reflect an increase in premiums from non-traditional new insurance volume in Radian Insurance and Amerin Guaranty. Certain portions of this business are included in “other risk in force” and include a high percentage of credit enhancement on net interest margin securities (“NIMS”) and second lien mortgage insurance business. During the second quarter of 2004, the Company announced its intent to limit the amount of second lien business it will originate in the future. Premiums earned in Radian Insurance and Amerin Guaranty, primarily from credit insurance on mortgage-related assets and second mortgages, were $35.3 million and $100.5 million, respectively, in the third quarter and first nine months of 2004, compared to $26.0 million and $63.0 million, respectively, in the same periods of 2003. During 2003 and continuing into 2004, Radian Guaranty also experienced a change in the mix of new insurance written. The mix now includes a higher percentage of non-prime business, which has higher premium rates intended to compensate for the increased level of expected loss associated with this type of insurance. Direct primary insurance in force was $115.5 billion at September 30, 2004, compared to $119.9 billion at December 31, 2003 and $121.3 billion at September 30, 2003. Total pool risk in force was $2.4 billion at September 30, 2004, December 31, 2003 and September 30, 2003. Other risk in force in Radian Insurance and Amerin Guaranty was $1.3 billion at September 30, 2004, $1.1 billion at December 31, 2003 and $1.0 billion at September 30, 2003.

In addition to insuring prime loans, Mortgage Insurance insures non-traditional loans, primarily Alt-A and A minus loans (collectively, referred to as “non-prime” business). Alt-A borrowers generally have a similar credit profile to the Company’s prime borrowers, but these loans are underwritten with reduced documentation and verification of information. The Company typically charges a higher premium rate for this business due to the reduced documentation. The Company considers this business to be more risky than prime business, but not significantly more risky with respect to loans with relatively high FICO credit scores above 660. The Company also insures Alt-A loans with FICO scores below 660 and charges a significantly higher premium for the level of increased risk. Beginning in the second quarter of 2004, the Company significantly reduced the amount of lower FICO, Alt-A business written. The Company expects to continue to reduce the volume of lower FICO Alt-A business written in the future. The A minus loan programs typically have non-traditional credit standards that are less stringent than standard credit guidelines. To compensate for this additional risk, the Company receives a higher premium for insuring this product, which the Company believes is commensurate with the additional default risk. During the third quarter and first nine months of 2004, non-prime business accounted for $4.5 billion and $11.7 billion, or 38.5% and 35.2%, respectively, of Mortgage Insurance’s new primary insurance written as compared to $4.5 billion and $18.7 billion, or 27.8% and 33.6%, respectively, for the same periods in 2003. Of the $4.5 billion of non-prime business written for the third quarter of 2004 and $11.7 billion of non-prime business written for the first nine months of 2004, $2.6 billion or 57.8% and $7.5 billion or 64.1%, respectively, was Alt-A. At September 30, 2004, non-prime insurance in force was $35.6 billion or 30.8% of total primary insurance in force, compared to $36.4 billion or 30.0% at September 30, 2003. Of the $35.6 billion of non-prime insurance in force at September 30, 2004, $22.4 billion or 62.9% was Alt-A. The Company anticipates that the trend of a high mix of non-prime mortgage insurance business and non-traditional insurance products will continue as a result of structural changes and competitive products in the mortgage lending business.

In the third quarter of 2004, the Company developed an innovative way to reinsure its unexpected losses and to manage its internal credit limits through unaffiliated reinsurance companies funded by the issuance of credit-linked notes. On August 3, 2004, the Company entered into a reinsurance agreement under which it ceded a significant portion of the risk associated with an $882 million portfolio of first lien, non-prime residential mortgage loans insured by the Company. The Company’s counterparty under the reinsurance agreement is SMART HOME Reinsurance 2004-1 Limited (“Smart Home”), a Bermuda reinsurance company that is not affiliated with the Company, which was formed solely to enter into the reinsurance arrangement. Smart Home was funded in the capital markets by its issuance of credit-linked notes rated between AA and BB by S&P, and between Aa2 and Ba1 by Moody’s, that were issued in separate classes related to loss coverage levels on the reinsured portfolio. The Company anticipates retaining the risk associated with the first loss coverage levels and may retain or sell, in a separate risk transfer agreement, the risk associated with the AAA-rated coverage level.

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

Mortgage Insurance and other companies in the industry have entered into risk/revenue-sharing arrangements with various customers that are designed to allow the customer to participate in the risks and rewards of the mortgage insurance business. One such product is captive reinsurance, in which a mortgage lender establishes a mortgage reinsurance company that assumes part of the risk associated with that lender’s insured mortgages. In return for the reinsurance company’s assumption of risk, the mortgage insurer is required to cede a portion of its mortgage insurance premiums to the reinsurance company. In most cases, the risk assumed by the reinsurance company is an excess layer of aggregate losses that would be penetrated only in a situation of adverse loss development, in effect providing the mortgage insurer with a form of stressed loss coverage. For the third quarter of 2004, premiums ceded under captive reinsurance arrangements were $22.6 million or 11.6% of total premiums earned during the period, compared to $18.6 million or 9.8% of total premiums earned for the same period of 2003. For the first nine months of 2004, premiums ceded under captive reinsurance arrangements were $64.5 million or 11.2% of total premiums earned, compared to $54.6 million or 10.0% of total premiums earned for the same period of 2003. New primary insurance written under captive reinsurance arrangements for the three and nine months ended September 30, 2004 was $4.0 billion and $13.4 billion, respectively, or 34.1% and 40.4%, respectively, of total primary new insurance written for the third quarter and first nine months of 2004, compared to $6.5 billion and $17.2 billion, respectively, or 40.0% and 30.9%, of total primary new insurance written for the three and nine months ended September 30, 2003. These percentages can be volatile as a result of increases or decreases in structured transactions over the last several quarters. Primary insurance written in structured transactions is not typically eligible for captive reinsurance arrangements. The Company has experienced a trend toward increased use of these risk/revenue-sharing arrangements at increased percentage levels. Among many factors, including the incentives for mortgage lenders to funnel relatively higher-quality loans through the captive reinsurer, the Company continues to evaluate the level of revenue sharing against risk sharing on a customer-by-customer basis.

Net investment income attributable to Mortgage Insurance for the third quarter of 2004 was $29.4 million, an increase of $2.8 million or 10.5% compared to $26.6 million for the same period of 2003. Net investment income was $87.6 million for the nine months ended September 30, 2004 compared to $81.2 million for the same period of 2003. These increases were the result of continued growth in invested assets primarily due to positive operating cash flows and the allocation of interest income from net financing activities.

The provision for losses for the third quarter of 2004 was $101.0 million, an increase of $18.9 million or 23.0% from $82.1 million for the same period of 2003, primarily as a result of an increase in claims paid, as well as a higher mix of non-traditional insured loans in default that have a higher probability of going to claim. The provision for losses for the nine months ended September 30, 2004 of $300.2 million increased from $212.3 million for the first nine months of 2003 for the same reason. The seasoning of this higher mix of non-traditional insured loans resulted in an increase in claims coupled with higher delinquency (or default) rates. The default and claim cycle in the mortgage insurance business begins with the Company’s receipt of a default notice from the insured. Generally, the master policy of insurance requires the insured to notify the Company of a default within 15 days after the loan has become 60 days past due. Claim activity is not spread evenly throughout the coverage period of a book of business. Relatively few claims on prime business are received during the first two years following issuance of a policy and on non-prime business during the first year. Historically, claim activity on prime loans has reached its highest level in the third through fifth years after the year of policy origination, and on non-prime loans this level is expected to be reached in the second through fourth years. Approximately 79.6% of the primary risk in force and approximately 32.5% of the pool risk in force at September 30, 2004 had not yet reached its highest claim frequency years. Because its is difficult to predict both the timing of originating new business and the run-off rate of existing business, it also is difficult to predict, at any given time, the percentage of risk in force that will reach its highest claim frequency years on any future date. The combined default rate for both primary and pool insurance, excluding second lien insurance coverage, was 3.2% at September 30, 2004 and December 31, 2003 and 2.9% at September 30, 2003, while the default rate on the primary business was 4.7% at September 30, 2004 and December 31, 2003 and 4.3% at September 30, 2003.

The total number of loans in default including seconds decreased from 50,080 at December 31, 2003 to 47,725 at September 30, 2004. The number of defaults at December 31 tends to be relatively high due to seasonality. The average loss reserve per default increased from $10,253 at the end of 2003 to $11,169 at September 30, 2004. The higher reserve per default is a result of an increase in the expected roll rate from delinquency to claim. The loss reserve as a percentage of risk in force was 1.8% at September 30, 2004 and 1.7% at December 31, 2003. The non-prime mortgage insurance business has experienced a consistent increase in the number of defaults in the past. Although the default rate on this business is higher than on prime business, higher premium rates charged for non-prime business are expected to compensate for the increased level of expected losses associated with this business. The number of non-prime loans in default at September 30, 2004 was 20,291, which represented 51% of the total primary loans in default, slightly higher than the 19,840 non-prime loans in default at December 31, 2003, which represented 47% of the total primary loans in default. The default rate on the Alt-A business was 6.3% at September 30, 2004 compared to 5.3% at December 31, 2003. The default rate on the A minus and below loans was 11.8% at September 30, 2004 and 11.4% at December 31, 2003. It is too early to determine with certainty whether the increased premiums charged on non-prime business will compensate for the ultimate losses on the non-prime business. The default rate on the prime business was 3.1% and 3.5% at September 30, 2004 and December 31, 2003, respectively. The default rate on non- prime business increased 70 basis points from December 31, 2003 as a result of that business’ seasoning, with the default rate on the prime business down 35 basis points from year end. A strong economy generally results in better default rates and a decrease in the overall level of losses. A weakening of the economy could negatively impact the Company’s overall default rates, which would result in an increase in the provision for losses.

Direct claims paid for the third quarter and first nine months of 2004 were $92.2 million and $274.5 million, respectively, compared to direct claims paid of $71.2 million and $192.4 million for the comparable periods of 2003. The average claim paid has increased over the past few years due primarily to deeper coverage amounts and larger loan balances. In addition, claims paid in 2004 have been impacted by the rise in delinquencies in 2002 and 2003 that have proceeded to foreclosure. Alt-A loans have a significantly higher average claim payment due to higher loan balances and greater coverage percentages. Claims paid on second lien mortgages increased year over year as a result of the increase in the volume of business written in 2003, for which the Company has begun to pay claims. A disproportionately higher incidence of claims in Georgia is directly related to what the Company’s risk management department believes to be questionable property value estimates in that state. The Company’s risk management department has put into place several property valuation checks and balances to mitigate the risk of this issue recurring and applies these same techniques to all mortgage insurance transactions. The Company expects this higher incidence of claims in Georgia to continue until loans originated in Georgia prior to the implementation of these preventive measures become sufficiently seasoned. A higher level of claim incidence in Texas resulted, in part, from unemployment levels that were higher than the national average and lower home price appreciation. The Company believes that claims in the Midwest and Southeast have been rising and will continue to rise due to the weak industrial sector of the economy. The Company anticipates that overall claim payments in the fourth quarter of 2004 and into 2005 will be in line with or slightly up from the third quarter of 2004, though heightened loss mitigation efforts are expected to keep the increase to a moderate level.

The following table provides selected information as of and for the periods indicated for the Mortgage Insurance segment:

	Three Months Ended			Nine Months Ended
($ thousands, unless specified otherwise)	September 30 2004	June 30 2004	September 30 2003	September 30 2004	September 30 2003
Provision for losses	$101,000	$101,039	$82,074	$300,162	$212,278
Reserve for losses	$533,060	$527,059	$499,583

Default Statistics
Primary Insurance
Prime
Number of insured loans	616,468	624,055	663,870
Number of loans in default	19,199	18,830	21,232
Percentage of total loans in default	3.11%	3.02%	3.20%

Alt-A
Number of insured loans	130,860	131,694	128,278
Number of loans in default	8,213	7,997	5,832
Percentage of total loans in default	6.28%	6.07%	4.55%

A Minus and below
Number of insured loans	102,599	99,980	112,498
Number of loans in default	12,078	12,083	11,768
Percentage of loans in default	11.77%	12.09%	10.46%

Total
Number of insured loans	849,927	855,729	904,646
Number of loans in default	39,490	38,910	38,832
Percentage of loans in default	4.65%	4.55%	4.29%

Direct claims paid:
Prime	$36,036	$37,588	$32,411	$105,683	$88,746
Alt-A	21,123	22,377	15,072	64,025	35,771
A minus and below	25,223	23,809	19,175	71,666	50,279
Seconds	9,836	9,899	4,561	33,134	17,602

Total	$92,218	$93,673	$71,219	$274,508	$192,398

Average claim paid:
Prime	$22.5	$24.4	$23.6	$23.8	$24.0
Alt-A	36.5	38.4	42.6	39.0	40.4
A minus and below	26.3	26.6	26.0	26.8	25.7
Seconds	25.7	25.6	28.5	27.3	26.7
Total	$26.2	$27.5	$27.2	$27.5	$26.7

	Three Months Ended			Nine Months Ended
	September 30 2004	June 30 2004	September 30 2003	September 30 2004	September 30 2003
Claims paid:
Georgia	$6,855	$9,422	$7,608	$24,846	$19,816
Texas	8,253	7,291	6,175	23,582	13,124
North Carolina	5,117	5,697	3,185	16,042	7,608
Ohio	6,112	4,996	3,311	14,519	8,262
Colorado	5,450	4,946	2,952	14,152	6,329

Percentage of total claims paid:
Georgia	7.4%	10.1%	10.7%	9.1%	10.3%
Texas	8.9	7.8	8.7	8.6	6.8
North Carolina	5.5	6.1	4.5	5.8	4.0
Ohio	6.6	5.3	4.6	5.3	4.3
Colorado	5.9	5.3	4.1	5.2	3.3

Risk in force: ($ millions)
California	$3,253	$3,555	$4,168
Florida	2,449	2,377	2,235
New York	1,551	1,521	1,661
Texas	1,477	1,459	1,428
Georgia	1,253	1,244	1,239

Total risk in force:	$26,796	$26,606	$27,187

Percentage of total risk in force:
California	12.1%	13.4%	15.3%
Florida	9.1	8.9	8.2
New York	5.8	5.7	6.1
Texas	5.5	5.5	5.3
Georgia	4.7	4.7	4.6

	September 30 2004		June 30 2004		September 30 2003
Primary new insurance written (“NIW”) ($ millions)
Flow	$9,123	78.1%	$10,427	88.6%	$14,311	88.0%
Structured	2,563	21.9	1,339	11.4	1,958	12.0

Total	$11,686	100.0%	$11,766	100.0%	$16,269	100.0%

Prime	$7,181	61.5%	$8,010	68.1%	$11,740	72.2%
Alt-A	2,633	22.5	2,403	20.4	3,362	20.7
A minus and below	1,872	16.0	1,353	11.5	1,167	7.1

Total	$11,686	100.0%	$11,766	100.0%	$16,269	100.0%

Total primary new insurance written by FICO(a) score ($ millions)
<=619	$1,581	13.5%	$1,095	9.3%	$924	5.7%
620-679	3,914	33.5	3,601	30.6	4,552	28.0
680-739	3,796	32.5	4,128	35.1	6,681	41.0
>=740	2,395	20.5	2,942	25.0	4,112	25.3

Total	$11,686	100.0%	$11,766	100.0%	$16,269	100.0%

Percentage of primary new insurance written
Monthlies	94%		90%		80%
Refinances	37%		41%		48%
95.01% LTV(b) and above	11%		10%
ARMS	46%		36%		15%

Primary risk written ($ millions)
Flow	$2,287	73.9%	$2,596	87.6%	$3,339	86.4%
Structured	809	26.1	367	12.4	524	13.6

Total	$3,096	100.0%	$2,963	100.0%	$3,863	100.0%

Other risk written ($ millions)
Seconds	$70		$10
NIMS and other	33		52

Total other risk written	$103		$62

Net Premium Written:
Primary and Pool Insurance	$177,818				$173,092
Other Insurance	31,267				22,268

Net Premiums Written	$209,085				$195,360

Net Premiums Earned:
Primary and Pool Insurance	$169,684				$173,773
Other Insurance	35,629				26,014

Net Premiums Earned	$205,313				$199,787

Captives
Premiums ceded to captives ($ millions)	$22.6		$22.7		$18.6
% of total premiums	11.6%		12.1%		9.8%
NIW subject to captives ($ millions)	$3,988		$5,057		$6,501
% of primary NIW	34.1%		43.0%		40.0%
IIF(c) subject to captives	32.8%		31.7%		28.2%
RIF(d) subject to captives	34.6%		33.7%		30.4%

	Nine Months Ended
	September 30 2004		September 30 2003
Primary new insurance written ($ millions)
Flow	$28,392	85.7%	$38,167	68.6%
Structured	4,726	14.3	17,503	31.4

Total	$33,118	100.0%	$55,670	100.0%

Prime	$21,462	64.8%	$36,950	66.4%

Alt-A	7,523	22.7	12,535	22.5
A minus and below	4,133	12.5	6,185	11.1

Total	$33,118	100.0%	$55,670	100.0%

Total primary new insurance written by FICO score ($ millions)
<=619	$3,381	10.2%	$5,443	9.8%
620-679	10,724	32.4	15,925	28.6
680-739	11,610	35.0	19,978	35.9
>=740	7,403	22.4	14,324	25.7

Total	$33,118	100.0%	$55,670	100.0%

Percentage of primary new insurance written
Monthlies	93%		87%
Refinances	38%		53%
95.01% LTV and above	11%
ARMS	39%		31%

Primary risk written ($ millions)
Flow	$7,196	83.2%	$9,053	65.6%
Structured	1,448	16.8	4,743	34.4

Total	$8,644	100.0%	$13,796	100.0%

Other risk written ($ millions)
Seconds	$132
NIMS and other	253

Total other risk written	$385

Net Premium Written:
Primary and Pool Insurance	$560,276		$485,589
Other Insurance	90,937		64,770

Net Premiums Written	$651,213		$550,359

Net Premiums Earned:
Primary and Pool Insurance	$511,453		$494,550
Other Insurance	100,463		62,987

Net Premiums Earned	$611,916		$557,537

Captives
Premiums ceded to captives ($ millions)	$64.5		$54.6
% of total premiums	11.2%		10.0%
NIW subject to captives ($ millions)	$13,394		$17,192
% of primary NIW	40.4%		30.9%
IIF subject to captives
RIF subject to captives

	September 30 2004		June 30 2004		September 30 2003
Primary insurance in force ($ millions)
Flow	$90,964	78.8%	$91,449	78.7%	$91,170	75.1%
Structured	24,516	21.2	24,730	21.3	30,164	24.9

Total	$115,480	100.0%	$116,179	100.0%	$121,334	100.0%

Primary insurance in force ($ millions)
Prime	$79,900	69.2%	$80,931	69.6%	$84,957	70.0%
Alt-A	22,393	19.4	22,519	19.4	21,940	18.1
A minus and below	13,187	11.4	12,729	11.0	14,437	11.9

Total	$115,480	100.0%	$116,179	100.0%	$121,334	100.0%

Primary risk in force ($ millions)
Flow	$22,234	83.0%	$22,301	83.8%	$21,957	80.8%
Structured	4,562	17.0	4,305	16.2	5,230	19.2

Total	$26,796	100.0%	$26,606	100.0%	$27,187	100.0%

Prime	$18,349	68.5%	$18,327	68.9%	$19,138	70.4%
Alt-A	5,166	19.3	5,159	19.4	4,581	16.8
A minus and below	3,281	12.2	3,120	11.7	3,468	12.8

Total	$26,796	100.0%	$26,606	100.0%	$27,187	100.0%

Total primary risk in force by FICO score ($ millions)
<=619	$3,169	11.8%	$3,098	11.6%	$3,653	13.5%
620-679	8,701	32.5	8,586	32.3	8,761	32.2
680-739	9,135	34.1	9,099	34.2	9,147	33.6
>=740	5,791	21.6	5,823	21.9	5,626	20.7

Total	$26,796	100.0%	$26,606	100.0%	$27,187	100.0%

Percentage of primary risk in force
Monthlies	92%		91%
Refinances	37%		36%
95.01% LTV and above	13%		13%
ARMs	28%		26%

Total primary risk in force by LTV ($ millions)
95.01% and above	$3,381	12.6%	$3,324	12.5%	$2,796	10.3%
90.01% to 95.00%	9,911	37.0	9,954	37.4	10,253	37.7
85.01% to 90.00%	10,119	37.8	9,903	37.2	10,125	37.2
85.00% and below	3,385	12.6	3,425	12.9	4,013	14.8

Total	$26,796	100.0%	$26,606	100.0%	$27,187	100.0%

Total primary risk in force by policy year ($ millions)
2001 and prior	$4,764	17.8%	$5,615	21.1%	$9,362	34.4%
2002	3,977	14.8	4,609	17.3	7,234	26.6
2003	10,094	37.7	11,100	41.7	10,591	39.0
2004	7,961	29.7	5,282	19.9	—	—

Total	$26,796	100.0%	$26,606	100.0%	$27,187	100.0%

	Three Months Ended			Nine Months Ended
	September 30 2004	June 30 2004	September 30 2003	September 30 2004	September 30 2003
Pool insurance ($ millions)
Number of insured loans	580,533	575,934	595,833
Number of loans in default	6,489	6,206	5,440
Percentage of loans in default	1.12%	1.08%	0.91%
Pool risk written	$52	$238	$88	$376	$654
GSE(e) pool risk in force	$1,567	$1,559	$1,391
Total pool risk in force	$2,363	$2,567	$2,394

Other risk in force ($ millions)
Seconds	$693	$657	$675
NIMS and other	559	481	286

Total other risk in force	$1,252	$1,138	$961

	Three Months Ended				Nine Months Ended
	September 30 2004		September 30 2003		September 30 2004		September 30 2003
Alt-A Information
Primary new insurance written by FICO score ($ millions)
<=619	$36	1.4%	$21	0.6%	$81	1.1%	$31	0.2%
620-659	482	18.3	653	19.4	1,255	16.7	2,377	19.0
660-679	477	18.1	682	20.3	1,356	18.0	2,020	16.1
680-739	1,147	43.6	1,269	37.8	3,404	45.2	4,761	38.0
>=740	491	18.6	737	21.9	1,427	19.0	3,346	26.7

Total	$2,633	100.0%	$3,362	100.0%	$7,523	100.0%	$12,535	100.0%

Primary risk in force by FICO score ($ millions)
<=619	$80	1.5%	$80	1.7%
620-659	1,117	21.6	1,190	26.0
660-679	903	17.5	773	16.9
680-739	2,175	42.1	1,772	38.7
>=740	891	17.3	766	16.7

Total	$5,166	100.0%	$4,581	100.0%

Primary risk in force by LTV ($ millions)
95.01% and above	$415	8.0%	$389	8.5%
90.01% to 95.00%	1,842	35.7	1,545	33.7
85.01% to 90.00%	2,154	41.7	1,801	39.3
85.00% and below	755	14.6	846	18.5

Total	$5,166	100.0%	$4,581	100.0%

Primary risk in force by policy year ($ millions)
2001 and prior	$443	8.6%	$858	18.7%
2002	799	15.5	1,546	33.8
2003	2,067	39.9	2,177	47.5
2004	1,857	36.0	—	—

Total	$5,166	100.0%	$4,581	100.0%

(a)	Fair Isaac and Company (“FICO”) credit scoring model.
(b)	Loan-to-value ratios. The ratio of the original loan amount to the value of the property.
(c)	Insurance in force.
(d)	Risk in force.
(e)	Government Sponsored Enterprises (“GSEs”), i.e., Freddie Mac and Fannie Mae.

Policy acquisition costs relate directly to the acquisition of new business. Other operating expenses consist primarily of contract underwriting expenses, overhead and administrative costs. Policy acquisition and other operating expenses were $54.4 million for the third quarter of 2004, an increase of $2.2 million or 4.2% compared to $52.2 million for the comparable period of 2003. For the nine months ended September 30, 2004, policy acquisition costs and other operating expenses were $162.8 million, an increase of $13.1 million or 8.8% compared to $149.7 million for the comparable period of 2003. Policy acquisition costs were $22.6 million in the third quarter of 2004, an increase of $4.2 million or 22.8% compared to $18.4 million in the third quarter of 2003. Policy acquisition costs were $56.8 million for the first nine months of 2004 compared to $53.3 million for the comparable period of 2003. The amortization of these expenses is related to the recognition of gross profits over the life of the policies. During the third quarter of 2004, the Company accelerated the amortization of policy acquisition costs from the 2001 and prior books of business due to the substantial run off in these books of business. Much of the amortization for the current year represents costs that were incurred in 2003 as well as to the acceleration described above. Other operating expenses were $31.8 million for the third quarter of 2004, a decrease of $2.0 million or 5.9% compared to $33.8 million for the third quarter of 2003. Other operating expenses for the nine months ended September 30, 2004 were $106.0 million, compared to $96.4 million in the same period of 2003.

For the nine months ended September 30, 2004, other operating expenses included an increase in the reserve for contract underwriting remedies. During 2004, the Company processed requests for remedies on less than 1% of loans underwritten but, as a result of increased underwriting in recent years, a strengthening of the contract underwriting reserve for remedies was necessary. Contract underwriting expenses, including the impact of reserves for remedies for the third quarter of 2004 included in other operating expenses, were $9.1 million, compared to $15.1 million in the third quarter of 2003, a decrease of 39.7%. For the first nine months of 2004, contract underwriting expenses were $37.5 million, compared to $43.7 million in the same period of 2003. Other income, which primarily includes income related to contract underwriting services, was $5.4 million for the third quarter of 2004, compared to $10.7 million for the third quarter of 2003. During the first nine months of 2004, loans written via contract underwriting accounted for 21.5% of applications, 20.6% of commitments, and 18.7% of certificates issued by Mortgage Insurance as compared to 27.0%, 26.0% and 22.4%, respectively, in the same period of 2003. From time to time, the Company sells, on market terms, loans it has purchased under contract underwriting remedies to its affiliate, C-BASS. Loans sold to C-BASS for the third quarter of 2004 had an aggregate principal balance of $4.7 million. There were no loans sold to C-BASS during the third quarter of 2003. During the first nine months of 2004, loans sold to C-BASS had an aggregate principal balance of $11.7 million, compared to $6.8 million during the first nine months of 2003.

Interest expense for the third quarter of 2004 was $4.7 million, compared to $5.4 million for the third quarter of 2003. This represents the allocation of interest on the long-term debt and includes the impact of the interest-rate swap. Net loss on changes in the fair value of derivative instruments of $7.0 million in the third quarter of 2004 increased from a net loss of $0.6 million in the comparable period of 2003. This primarily related to changes in the value of convertible securities.

The effective tax rate for the quarter and year-to-date period ended September 30, 2004 was 26.7% and 27.3%, compared to 27.0% and 27.1% for the third quarter and the year-to-date period of 2003. The difference between the effective tax rate and the statutory rate of 35% reflects the significant investment in tax-advantaged securities.

Financial Guaranty– Results of Operations

Net income for the third quarter of 2004 was $36.4 million, a $3.8 million or 11.7% increase from $32.6 million for the same period of 2003. Net premiums written and earned for the third quarter of 2004 were $73.4 million and $58.7 million, respectively, compared to $90.2 million and $61.3 million, respectively, for the third quarter of 2003. Included in net premiums written and earned for the third quarter of 2004 were $16.4 million and $15.4 million, respectively, of credit enhancement fees on derivative financial guaranty contracts, compared to $18.2 million and $11.9 million, respectively, included in net premiums written and earned in the comparable period of 2003. Net income for the nine months ended September 30, 2004 was $86.4 million, compared to $91.1 million for the comparable period of 2003. The net income reported for the first nine months of 2004 reflects a $10.3 million after-tax reduction as a result of the recapture of insurance business previously ceded to the Company by one of the primary insurers. Net premiums written and earned for the first nine months of 2004 were $144.0 million and $154.8 million, respectively, compared to $261.4 million and $184.6 million, respectively, for the comparable periods of 2003. Net premiums written and earned for the first nine months of 2004 reflect a reduction of $96.4 million and $24.9 million, respectively, related to the recapture.

Approximately 45.1% of total gross written premiums for Financial Guaranty (including the impact of the recapture of business previously ceded to the Company by one of the primary insurer customers) were derived from three insurers during the first nine months of 2004. This percentage was 27.3% excluding the impact of the recapture. The recapture, discussed above in “Overview-Business Summary,” resulted in a reduction of written premiums of $96.4 million and earned premiums of $24.9 million in the first quarter (and, as a result, the year-to-date-period) of 2004. Five trade credit insurers were responsible for 30.8% of gross premiums written in the financial guaranty segment (including the impact of the recapture of business previously ceded to the Company by one of the primary insurer customers) in the first nine months of 2004. This percentage was 18.6% excluding the impact of the recapture.

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

(Thousands of dollars, except per share data)	As Reported Nine Months Ended September 30, 2004	Impact of Clawback	As Adjusted Nine Months Ended September 30, 2004 Excluding Clawback	Nine Months Ended September 30, 2003
Revenues:
Net premiums written	$144,014	$(96,417)	$240,431	$261,414

Premiums earned	$154,801	$(24,892)	$179,693	$184,647
Net investment income	63,981	—	63,981	58,797
Gain on sales of investments	3,711	—	3,711	8,922
Change in fair value of derivative instruments	6,507	(791)	7,298	(6,084)
Other income	1,235	—	1,235	3,010

Total revenues	230,235	(24,892)	255,918	249,292

Expenses:
Provision for losses	45,290	—	45,290	51,782
Policy acquisition costs	32,801	(9,766)	42,567	42,875
Other operating expenses	36,728	—	36,728	27,821
Interest expense	9,039	—	9,039	9,477

Total expenses	123,858	(9,766)	133,624	131,955

Equity in net income of affiliates	1,400	—	1,400	7,607

Pretax income (loss)	107,777	(15,917)	123,694	124,944
Provision (benefit) for income taxes	21,424	(5,571)	26,995	33,846

Net income (loss)	$86,353	$(10,346)	$96,699	$91,098

Loss ratio-excluding Clawback			25.2%	28.0%
Expense ratio-excluding Clawback			44.1%	38.3%

			69.3%	66.3%

The gross par originated for the periods indicated was as follows:

	Three Months Ended		Nine Months Ended
Type (in millions)	September 30 2004	September 30 2003	September 30 2004	September 30 2003
Public finance:
General obligation and other tax supported	$933	$626	$2,326	$1,747
Water/sewer/electric gas and investor-owned utilities	362	271	716	868
Healthcare	286	519	1,050	1,188
Airports/transportation	185	726	356	1,246
Education	98	259	424	455
Other municipal	—	227	126	664
Housing	27	18	96	82

Total public finance	1,891	2,646	5,094	6,250

Structured finance:
Asset-backed	542	1,313	1,570	3,829
Collateralized debt obligations	699	923	3,708	4,283
Other structured	—	83	190	200

Total structured finance	1,241	2,319	5,468	8,312

Total	$3,132	$4,965	$10,562	$14,562

The following table shows the breakdown of premiums written and earned for each period:

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Net premiums written:
Public finance direct	$10,006	$21,570	$35,871	$43,118
Public finance reinsurance	19,305	19,380	56,202	66,930
Structured direct	23,293	24,743	76,526	62,445
Structured reinsurance	6,407	10,749	23,813	38,481
Trade credit	14,434	13,715	48,019	50,440

	73,445	90,157	240,431	261,414
Impact of recapture (1)	—	—	(96,417)	—

Total net premiums written	$73,445	$90,157	$144,014	$261,414

Net premiums earned:
Public finance direct	$7,327	$4,799	$19,516	$13,074
Public finance reinsurance	9,725	13,802	30,810	37,655
Structured direct	19,961	17,119	57,542	55,593
Structured reinsurance	7,285	11,282	24,948	36,631
Trade credit	14,435	14,254	46,877	41,694

	58,735	61,256	179,693	184,647
Impact of recapture (1)	—	—	(24,892)	—

Total net premiums earned	$58,735	$61,256	$154,801	$184,647

(1)	Amounts recorded related to the immediate impact of the recapture of previously ceded business by one of the primary insurer customers of Financial Guaranty reinsurance business.

Included in net premiums earned for the third quarter and first nine months of 2004 were refundings of $1.9 million and $4.2 million, respectively, compared to $1.4 million and $6.3 million for the same periods of 2003.

The following schedule depicts the expected amortization of the unearned premium for the existing financial guaranty portfolio, assuming no advance refundings, as of September 30, 2004. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay financial guaranty obligations. Unearned premium amounts are net of prepaid reinsurance.

($millions)	Ending Net Unearned Premiums	Unearned Premium Amortization	Future Installments	Total Premium Earnings
2004	$576.0	$35.6	$12.1	$47.7
2005	492.0	84.0	85.8	169.8
2006	433.7	58.3	75.7	134.0
2007	381.7	52.0	58.2	110.2
2008	337.6	44.1	40.4	84.5

2004-2008	337.6	274.0	272.2	546.2
2009-2013	195.5	142.1	105.8	247.9
2014-2018	101.1	94.4	33.2	127.6
2019-2023	41.8	59.3	19.0	78.3
After 2023	0.0	41.8	23.5	65.3

Total		$611.6	$453.7	$1,065.3

The following table shows the breakdown of claims paid and incurred losses for the periods indicated:

	Three Months Ended September 30		Nine Months Ended September 30
($ thousands)	2004	2003	2004	2003
Claims Paid:
Trade Credit	$3,288	$7,274	$18,478	$15,595
Financial Guaranty	7,474	4,708	24,640	6,530
Conseco Finance Corp.	8,225	—	23,307	—

	18,987	11,982	66,425	22,125
Impact of recapture (2)	—	—	11,488	—

Total	$18,987	$11,982	$77,913	$22,125

Incurred Losses:
Trade Credit	$6,907	$9,440	$23,541	$23,538
Financial Guaranty	6,218	9,248	21,749	28,244

Total	$13,125	$18,688	$45,290	$51,782

(2)	Amounts recorded related to the recapture of previously ceded business by one of the primary insurer customer of the Financial Guaranty reinsurance business.

The following table shows the breakdown of the reserve for losses and loss adjustment expenses for the financial guaranty segment at the end of each period indicated:

($ thousands)	September 30 2004	December 31 2003	September 30 2003
Specific	$43,970	$86,378	$82,421
Conseco Finance Corp.	87,693	111,000	15,000
Non-Specific	112,180	79,529	72,042

Total	$243,843	$276,907	$169,463

Net investment income attributable to Financial Guaranty was $21.7 million and $64.0 million for the third quarter and first nine months of 2004, respectively, compared to $19.7 million and $58.8 million, respectively, for the corresponding periods of 2003. This increase was a result of continued growth in invested assets primarily due to positive operating cash flows and increased capital contributions. Equity in net income of affiliates attributable to the Financial Guaranty segment for the third quarter of 2004 was $2.0 million, and for the first nine months of 2004 it was $1.4 million, primarily related to the Company’s investment in Primus. Equity in net income of affiliates, primarily from Primus, for the third quarter and first nine months of 2003 was $2.0 million and $7.6 million respectively. The results of Primus are unpredictable because much of their earnings are derived from mark-to-market gains and losses. In April 2004, Primus filed a registration statement with the SEC to register an initial public offering of its common shares. In September 2004, Primus sold shares of their common stock in a public offering. The Company sold some of its shares in Primus in this initial public offering. As a result of the sale of some of its shares, the Company recorded a gain of approximately $1.0 million. The sale of its shares reduced the Company’s investment in Primus to approximately 11%. Also as a result of the Company’s reduced ownership and influence over Primus subsequent to its becoming a public company, the Company moved its investment in Primus to its equity investment portfolio and will be no longer be recording income or loss from Primus as equity in net income of affiliates on a quarterly basis.

The provision for losses was $13.1 million for the third quarter of 2004, compared to $18.7 million for the third quarter of 2003, and the provision for losses for the first nine months of 2004 was $45.3 million compared to $51.8 million for the first nine months of 2003. The provision for losses represented 22.3% and 29.3% of net premiums earned (including the impact of the recapture of business previously ceded to the Company by one primary insurer customer) for the third quarter and first nine months of 2004, compared to 30.5% and 28.0% for the corresponding periods of 2003. The provision for losses was 25.2% of net premiums earned for the nine months ended September 30, 2004, excluding the impact of the recapture. The Company paid $8.2 million and $23.3 million in claims for the third quarter and first nine months of 2004 related to a single manufactured housing transaction with Conseco Finance Corp. that was fully reserved for in 2003. The Company expects that losses related to this transaction will be paid out over the next several years. The Company closely monitors troubled credits through its internal classification process. Credits classified as “intensified surveillance” are defined as obligations where continued performance is questionable and in the absence of a positive change may result in non-payment. At September 30, 2004, the Company had $454.3 million of exposure on six credits greater than $25 million that were classified as intensified surveillance. Policy acquisition costs and other operating expenses were $27.0 million and $69.5 million for the three and nine month periods ended September 30, 2004, respectively, compared to $25.0 million and $70.7 million, respectively, for the three and nine month periods ended September 30, 2003. The amount reported in the first nine months of 2004 reflects a $9.8 million reduction in acquisition costs resulting from the recapture. The expense ratio of 46.0% and 44.9% (including the impact of the recapture) for the third quarter and first nine months of 2004, respectively, was up from 40.4% and 38.3%, respectively, for the same periods of 2003, due to fees for the preferred securities transaction discussed in Note 8 and higher expenses to support the current and expected increase in the volumes of business and in the risk management area. The expense ratio was 44.1% for the first nine months of 2004, excluding the impact of the recapture. Included in policy acquisition costs and other operating expenses for the third quarter and first nine months of 2004 were $2.0 million and $5.1 million, respectively, of origination costs related to derivative financial guaranty contracts, compared to $1.3 million and $4.8 million, respectively, for the same periods of 2003. Interest expense was $2.7 million for the third quarter of 2004, compared to $3.4 million for the third quarter of 2003. For the first nine months of 2004 and 2003, interest expense was $9.0 million and $9.5 million, respectively. The amount reported in the first nine months of 2003 included interest on the $75.0 million of EFSG’s short-term debt that matured during the first quarter of 2003. Both periods include interest allocated to the Financial Guaranty segment on the Company’s debt financing. Changes in the fair value of derivative instruments reflected gains of $5.1 million and $6.5 million for the third quarter and first nine months of 2004, respectively, compared to a gain of $6.6 million and a loss of $6.1 million for the comparable 2003 periods. These changes related to mark-to-market gains and losses on derivative instruments. The amount reported in the first nine months of 2004 included a $0.8 million loss related to the recapture.

The effective tax rate was 23.6% and 19.9% for the three and nine months ended September 30, 2004, compared to 27.4% and 27.1% for the three and nine months ended September 30, 2003. The lower tax rate for the nine months ended September 30, 2004 reflects the lower level of pre-tax income driven primarily by the recapture, which caused a higher percentage of pre-tax income to be from investment income, much of which is derived from investments in tax-advantaged securities.

Financial Services – Results of Operations

Net income for the third quarter and first nine months of 2004 was $27.6 million and $81.0 million, respectively, compared to $10.2 million and $30.4 million, respectively, for the comparable periods of 2003. Equity in net income of affiliates (pre-tax) was $43.9 million for the third quarter of 2004, compared to $19.1 million for the comparable period of 2003. For the first nine months of 2004 and 2003, equity in net income of affiliates (pre-tax) was $129.2 million and $62.4 million, respectively. C-BASS accounted for $18.1 million (pre-tax) of the total net income of affiliates in the third quarter of 2004 and $72.6 million (pre-tax) in the first nine months of 2004, compared to $12.3 million (pre-tax) and $43.4 million (pre-tax) for the comparable periods of 2003. These results tend to vary significantly from period to period because a portion of C-BASS’s income is generated from sales of mortgage-backed securities in the capital markets. In addition, many of C-BASS’ securities have been called recently due to the low interest rate environment. These mortgage capital markets can be volatile, subject to changes in interest rates, credit spreads and liquidity. Equity in net income of affiliates included $25.8 million (pre-tax) and $56.5 million (pre-tax) for Sherman in the third quarter and first nine months of 2004, respectively, compared to $6.9 million (pre-tax) and $19.1 million (pre-tax), respectively, in the same periods of 2003. In the third quarter of 2004, Sherman benefited from the sale of certain seasoned portfolios at a gain.

RadianExpress, currently operating on a run-off basis, recorded negligible income and expense for the third quarter of 2004 compared to $5.6 million and $6.4 million, respectively, for the comparable periods in 2003. For the first nine months of 2004, RadianExpress had revenues of $2.0 million and expenses of $2.8 million compared to $16.1 million and $20.3 million, respectively, in the first nine months of 2003. The declines resulted from the cessation of business at RadianExpress and the winding up of its affairs.

Other

A wholly-owned subsidiary of EFSG, Singer Asset Finance Company L.L.C. (“Singer”), which had been engaged in the purchase, servicing, and securitization of assets including state lottery awards and structured settlement payments, is currently operating on a run-off basis. Singer’s operations consist of servicing and/or disposing of Singer’s previously originated assets and servicing its non-consolidated special purpose vehicles. The results of this subsidiary are not material to the financial results of the Company. At September 30, 2004, the Company had approximately $420 million and $401 million of non-consolidated assets and liabilities, respectively, associated with Singer special purpose vehicles. The Company’s investment in these special-purpose vehicles was $18.9 million at September 30, 2004. At December 31, 2003, the Company had $465 million and $447 million of non-consolidated assets and liabilities, respectively, associated with Singer special purpose vehicles. The Company’s investment in these special purpose vehicles at December 31, 2003 was $18.0 million.

Another insurance subsidiary, Van-American Insurance Company, Inc., is engaged on a run-off basis in reclamation bonds for the coal mining industry and surety bonds covering closure and post-closure obligations of landfill operations. This business is not material to the financial results of the Company.

At September 30, 2004, the Company, through its ownership of EFSG, owned an indirect 36.0% equity interest in EIC Corporation Ltd. (“Exporters”), an insurance holding company that, through its wholly-owned insurance subsidiary licensed in Bermuda, insures primarily foreign trade receivables for multinational companies. Financial Guaranty provides significant reinsurance capacity to this joint venture on a quota-share, surplus-share and excess-of-loss basis. The Company’s related reinsurance exposure at September 30, 2004 was approximately $199 million or 2.0% of net debt service outstanding, compared to $318 million or 2.7% of net debt service outstanding at December 31, 2003. The Company had reserves of $12.3 million and $14.5 million at September 30, 2004 and December 31, 2003, respectively, for this exposure, which it believes is adequate to cover any losses.

Investments

The Company is required to group assets in its investment portfolio into one of three categories: held to maturity, available for sale or trading securities. Fixed-maturity securities for which the Company has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. All other investments are classified as available for sale and are reported at fair value, with unrealized gains and losses (net of tax) reported as a separate component of stockholders’ equity under accumulated other comprehensive income. For securities classified as either available for sale or held to maturity, the Company conducts a quarterly evaluation of declines in market value of the investment portfolio asset basis to determine whether the decline is other-than-temporary. This evaluation includes a review of (1) the length of time and extent to which fair value is below amortized cost; (2) issuer financial condition; and (3) intent and ability of the Company to retain its investment over a period of time to allow recovery in fair value. The Company uses a 20% decline in price over four continuous quarters as a guide in identifying those securities that should be evaluated for impairment. For securities that have experienced rapid price declines or unrealized losses of less than 20% over periods in excess of four consecutive quarters, classification as other-than-temporary is considered. Factors influencing this consideration include an analysis of the security issuer’s financial performance, financial condition and general economic conditions. If the decline in fair value is judged to be other-than-temporary, the cost basis of the individual security is written down to fair value through earnings as a realized loss and the fair value becomes the new basis. At September 30, 2004 and December 31, 2003, there were no investments held in the portfolio that met these criteria. During the first nine months of 2003, the Company recorded $4.3 million (pre-tax) of charges related to declines in fair value considered to be other-than-temporary. There were no such charges for the third quarter and nine months ended September 30, 2004. Realized gains and losses are determined on a specific identification method and are included in income. Other invested assets consist of residential mortgage-backed securities and are carried at fair value.

At September 30, 2004 fixed-maturity investments available for sale had gross unrealized losses of $19.3 million. At September 30, 2004, equity securities available for sale had gross unrealized losses of $2.8 million. The length of time that these securities in an unrealized loss position at September 30, 2004 have been in an unrealized loss position, as measured by their September 30, 2004 fair values, was as follows:

(Dollar amounts in millions)	Number of Securities	Fair Value	Amortized Cost	Unrealized Loss
Less than 6 months	260	$760.9	$779.4	$18.5
6 to 9 months	3	16.3	16.7	0.4
9 to 12 months	29	65.1	66.1	1.0
More than 12 months	30	62.1	63.8	1.7

Subtotal	322	904.4	926.0	21.6

U.S. Treasury and Agency securities	12	52.4	52.9	0.5

Total	334	$956.8	$978.9	$22.1

Of the 30 securities that have been in an unrealized loss position for more than 12 months, none has an unrealized loss of more than 20% of that security’s amortized cost and none qualified as other-than-temporary in the Company’s judgment.

The contractual maturity of securities in an unrealized loss position at September 30, 2004 was as follows:

(Dollar amounts in millions)	Fair Value	Amortized Cost	Unrealized Loss
2005 - 2008	$85.4	$86.1	$0.7
2009 - 2013	79.6	84.1	4.5
2014 and later	549.8	561.7	11.9
Mortgage-backed and other asset-backed securities	67.3	68.4	1.1
Redeemable preferred stock	36.1	37.2	1.1

Subtotal	818.2	837.5	19.3
Equity securities	138.6	141.4	2.8

Total	$956.8	$978.9	$22.1

Liquidity and Capital Resources

The Company’s sources of working capital consist primarily of premiums and investment income. Working capital is applied primarily to the payment of the Company’s claims and operating expenses. As a holding company, the Company conducts its principal operations through Mortgage Insurance and Financial Guaranty. There are regulatory and contractual limitations on the payment of dividends and other distributions from the Company’s insurance subsidiaries, but these limitations are not expected to prevent the payment of necessary dividends or distributions to the Company during at least the next 12 months. The Company believes that all of its insurance subsidiaries will have sufficient funds to satisfy their claim payments and operating expenses for at least the next 12 months.

The Company also believes that it will be able to satisfy its long-term (more than 12 months) liquidity needs with cash flow from Mortgage Insurance and Financial Guaranty. Based on the Company’s current intention to pay quarterly common stock dividends of approximately $0.02 per share, the Company would require approximately $1.8 million for the remainder of 2004 and approximately $7.4 million for 2005 to pay the quarterly dividends on the currently outstanding shares of common stock. At September 30, 2004, the parent company had cash and liquid investment securities of $175.1 million. The Company will also require approximately $38.4 million annually to pay the debt service on its long-term financing. The Company believes that it has the resources to meet these cash requirements for at least the next 12 months.

Cash flows from operating activities for the nine months ended September 30, 2004 were $201.4 million as compared to $376.8 million for the comparable period of 2003. This decrease resulted primarily from the payment of $77 million made as a result of the recapture of previously ceded business coupled with higher claims and operating expenses. Positive cash flows are invested pending future payments of claims and other expenses The Company anticipates that operating cash flow will be sufficient to support the payment of claims and other expenses. The Company expects to fund additional cash flow needs, if any, through sales of short-term investments. In the unlikely event that the Company is unable to satisfy claims and operating expenses through the sale of short-term investments, the Company may be required to incur unanticipated expenses or delays in connection with the sale of less liquid securities held by the Company. In any event, the Company does not anticipate the need for borrowings, under credit facilities or otherwise, to satisfy claims or other operating expenses.

The following table reconciles net income to cash flows for operations for the first nine months of 2004 and 2003:

	September 30 2004	September 30 2003
Net income	$362,684	$330,424
Increase in reserves	1,989	44,873
Deferred tax provision	78,509	69,936
Cash paid for clawback (1)	(77,912)	—
Increase in unearned premiums	120,459	67,723
Increase in deferred policy acquisition costs	(19,698)	(28,492)
Equity in earnings of affiliates	(130,580)	(70,034)
Purchase of tax and loss bonds (1)	(67,973)	(28,575)
Gain on sales and change in fair value of derivatives	(43,533)	(1,972)
Other	(22,534)	(7,068)

Cash flows from operations	$201,411	$376,815

(1) Cash item

Recently, the Company has experienced a trend toward a reduction in cash flow from operations as compared to net income, primarily because an increasing portion of the Company’s net income has been derived from the Company’s equity in earnings of affiliates, because of rising costs imposed by infrastructure and regulatory requirements and because the Company has been required to use more operating cash to pay taxes currently. However, the Company does not expect net income to greatly exceed cash flows in future periods, where the impact of the first quarter 2004 clawback of previously ceded reinsurance business will not apply.

Stockholders’ equity was $3.5 billion at September 30, 2004 compared to $3.2 billion at December 31, 2003. The approximate $245.3 million increase in equity resulted from net income of $362.7 million and proceeds from the issuance of common stock under incentive plans of $13.4 million and an increase in the market value of securities available for sale of $3.4 million, net of tax, offset by dividends of $5.8 million and the purchase of approximately 2.7 million additional shares of the Company’s stock, net of treasury stock issuances, for approximately $115.7 million.

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

On May 11, 2004, the Company announced that its Board of Directors authorized the repurchase of up to 3.0 million shares of its common stock on the open market. On September 8, 2004, the Company announced that its Board of Directors authorized the repurchase of up to 2.0 million additional shares of its common stock on the open market. Shares will be repurchased from time to time depending on market conditions, share price and other factors. These purchases will be funded from available working capital. At September 30, 2004, 2.1 million shares had been repurchased under this program at a cost of approximately $95.6 million. The Company may also begin purchasing shares on the open market to meet option exercise obligations, to fund 401(k) matches and purchases under the Company’s Employee Stock Purchase Plan and the Company and may consider future stock repurchase programs.

In December 2003, Moody’s placed the Aa2 insurance financial strength rating of Radian Reinsurance on review for possible downgrade. In May 2004, Moody’s provided Radian Asset Assurance with an initial insurance financial strength rating of “Aa3”. Concurrently, and in anticipation of the merger of Radian Reinsurance with and into Radian Asset Assurance (which became effective June 1, 2004), Moody’s downgraded Radian Reinsurance’s financial strength rating to “Aa3” from “Aa2”. Effective June 1, 2004, Radian Asset Assurance and Radian Reinsurance were merged, with Radian Asset Assurance as the surviving company. The merged company is rated “Aa3” by Moody’s, “AA” (negative outlook) by S&P and “AA” (outlook stable) by Fitch. As a result of the downgrade of the Moody’s rating related to the financial guaranty reinsurance business conducted by Radian Reinsurance prior to the merger, two of the primary insurer customers of the financial guaranty reinsurance business had the right to recapture previously written business ceded to Financial Guaranty. One of these customers has agreed, without cost to or concessions by the Company, to waive its recapture rights. On November 8, 2004, the remaining primary insurer customer notified the Company of its intent to exercise recapture rights as described in “Overview—Business Summary.”

At September 30, 2004, the Company and its subsidiaries had plans to continue investing in significant information technology and infrastructure upgrades over the next two years at an estimated total cost of $40 million to $50 million. The Company moved its Data Center to Dayton, Ohio during the second quarter of 2003, and that Data Center is now in full service. In addition, the Company is making significant investments in upgrading its business continuity plan. Cash flows from operations are being used to fund these expenditures, which are intended to benefit all of the Company’s business segments.

C-BASS paid $32.5 million and $7.5 million of dividends to an insurance subsidiary of the Company during the first nine months of 2004 and 2003, respectively. The distribution of these amounts to the Company by its insurance subsidiary is subject to regulatory limitations. Sherman paid $49.8 million of dividends to the Company during the first nine months of 2004 and $12.5 million during the first nine months of 2003. These amounts were used in part to fund the Company’s stock repurchase program and to bolster the Company’s investment portfolio.

The Company has provided to an affiliate of Sherman a $150 million financial guaranty policy in connection with the structured financing of several pools of receivables previously acquired by Sherman.

In December 2002, the Company guaranteed payment of up to $25.0 million of a revolving credit facility issued to Sherman that expires in December 2004. There were no amounts outstanding under this facility as of September 30, 2004.

In January 2002, the Company issued $220 million of senior convertible debentures. Approximately $125 million of the proceeds from the offering were used to increase capital at Radian Asset Assurance. The remaining proceeds were used to redeem the Company’s preferred stock in August 2002, to buy back the Company’s common stock, and for other general corporate purposes. The debentures bear interest at the rate of 2.25% per year and interest is payable semi-annually on January 1 and July 1, beginning July 1, 2002. The Company will also pay contingent interest, on specified semi-annual dates, if the sale price of its common stock for a specified period of time is less than 60% of the conversion price. The debentures are convertible, at the purchaser’s option, into shares of common stock at $57.75 per share. If the Company’s stock price reaches that level, the shares underlying the debentures will be treated as common shares for the purposes of calculating earnings per share. The Company may redeem all or some of the debentures on or after January 1, 2005, and the debenture holders may require the Company to repurchase the debentures on January 1, 2005, 2007, 2009, 2012 and 2017. Subject to market conditions, the Company may call these debentures for redemption on January 1, 2005 or may seek to otherwise repurchase the debentures.

The Company maintains a $250 million revolving credit facility that is unsecured and expires in December 2004. The Company intends to use the facility for working capital and general corporate purposes. The facility bears interest on any amounts drawn at either the borrower’s base rate, or at a specified rate above the London Interbank Offered Rate (“LIBOR”), as defined in the credit agreement. There have been no drawdowns on this facility. The Company intends to renew or replace this facility before its December 2004 expiration.

In September 2004, Primus sold shares of its common stock in an initial public offering. The Company sold 177,556 shares of its Primus common stock in this offering and received approximately $2.2 million. The Company now owns 4,744,506 shares or approximately 11% of Primus, but these shares are subject to significant limitations on their sale.

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

Critical Accounting Policies

SEC guidance defines Critical Accounting Policies as those that require the application of management’s most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing the Consolidated Financial Statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. In preparing these financial statements, management has utilized available information including the Company’s past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Actual results may differ from those estimates. In addition, other companies may utilize different estimates, which may impact comparability of the Company’s results of operations to those of companies in similar businesses. A summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements is set forth below and in the Company’s Form 10-K for the year ended December 31, 2003.

Reserve for Losses

The Company establishes reserves to provide for losses and the estimated costs of settling claims in both the mortgage insurance and financial guaranty businesses. Setting loss reserves in both businesses involves significant use of estimates with regard to the likelihood, magnitude and timing of a loss.

In the mortgage insurance business, reserves for losses generally are not established until the Company is notified that a borrower has missed two payments. The Company also establishes reserves for associated loss adjustment expenses (“LAE”), consisting of the estimated cost of settling claims, including legal and other fees and expenses associated with administering the claims process. The Company maintains an extensive database of claim payment history and uses historical models, based on a variety of loan characteristics including the status of the loan as reported by its servicer and macroeconomic factors such as regional economic conditions that involve significant variability over time, as well as more static factors such as the estimated foreclosure period in the area where the default exists, to help determine the appropriate loss reserve at any point in time. With respect to delinquent loans that are in an early stage of delinquency, considerable judgment is exercised as to the adequacy of reserve levels. Adjustments in estimates for delinquent loans in the early stage of delinquency are more volatile in nature than for loans that are in the later stage of delinquency. As the delinquency proceeds towards foreclosure, there is more certainty around these estimates as a result of the aged status of the delinquent loan and adjustments are made to loss reserves to reflect this updated information. If a default cures, the reserve for that loan is removed from the reserve for losses and LAE. This curing process causes an appearance of a reduction in reserves from prior years if the reduction in reserves from cures is greater than the additional reserves for those loans that are nearing foreclosure or have become claims. The Company also reserves for defaults that the Company believes to have occurred but have not been reported using historical information on defaults not reported on a timely basis by lending institutions. The Company does not establish reserves for mortgages that are in default if the Company believes it will not be liable for the payment of a claim with respect to that default. Consistent with GAAP and industry accounting practices, the Company does not establish loss reserves for expected future claims on insured mortgages that are not in default or believed to be in default. These estimates are continually reviewed and adjustments are made as they become necessary.

Reserves for losses and LAE in the financial guaranty business are established based on the Company’s estimate of specific and non-specific losses, including expenses associated with settlement of such losses on its insured and reinsured obligations. The Company’s estimation of total reserves considers known defaults, reported defaults and individual loss estimates reported by ceding companies and annual increases in the total net par amount outstanding of the Company’s insured obligations. The Company records specific provision for losses and related LAE when reported by primary insurers or when, in the Company’s opinion, an insured risk is in default or default is probable and the amount of the loss is reasonably estimable. In the case of obligations with fixed periodic payments, the provision for losses and LAE represents the present value of the Company’s ultimate expected losses, adjusted for estimated recoveries under salvage or subrogation rights. The non-specific reserves represent the Company’s estimate of total reserves, less the provisions for specific reserves. Generally, when a specific reserve is established or adjusted, an offsetting adjustment is made to the non-specific reserve.

In the fourth quarter of 2003, the Company reserved approximately $96 million on a manufactured housing transaction with Conseco Finance Corp., which when added to amounts previously reserved brought the total reserve on this transaction to approximately $111 million, which represents the total par exposure on this transaction. This transaction had been performing within expectations until Conseco’s bankruptcy, which led to an abrupt deterioration in the transaction’s performance. When the Company performed its year-end review, it decided it was necessary to establish reserves for the entire exposure. The Company paid the first losses on this transaction in the first quarter of 2004 and expects to continue to make payments over the next several years.

Reserve for losses and LAE for Financial Guaranty’s other lines of business, primarily trade credit reinsurance, are based on reports and individual loss estimates received from ceding companies, net of anticipated estimated recoveries under salvage and subrogation rights. The time lag in receiving reports on individual loss estimates in trade credit reinsurance is generally three to six months. The Company uses historical loss information and makes inquiries to the cedants of known events as a means of validating its loss assumptions while awaiting more formal updated reports. Any differences in viewpoints are resolved expeditiously and have historically not resulted in controversial outcomes. In addition, a reserve is included for losses and LAE incurred, but not reported on trade credit insurance. With respect to receiving reports on individual loss estimates in the other lines of reinsurance business, the Company has historically experienced prompt reporting and consistent results in determining reserves. In addition, the frequency of loss in the other lines of reinsurance business is low.

The financial guaranty non-specific loss reserves as of September 30, 2004 were $112.2 million, compared to $72.0 million at September 30, 2003.

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

Derivative Instruments and Hedging Activity

The Company accounts for derivatives under Statement of Financial Accounting Standards (“SFAS”) No. 133, as amended and interpreted. The convertible debt securities included in the Company’s investment portfolio and certain of the Company’s financial guaranty contracts are considered “derivatives”. The value of the derivative position of convertible debt securities is calculated by the Company’s outside convertible debt portfolio manager by determining the value of readily ascertainable comparable debt securities and assigning a value to the equity (derivative) portion by subtracting the value of the comparable debt security from the total value of the convertible instrument. Changes in such values from period to period represent gains and losses that are recorded on the Company’s income statement. The gains and losses on direct derivative financial guaranty contracts are derived from internally generated models. The gains and losses on assumed derivative financial guaranty contracts are provided by the primary insurance companies. Estimated fair value amounts are determined by the Company using market information to the extent available, and appropriate valuation methodologies. Significant differences may exist with respect to the available market information and assumptions used to determine gains and losses on derivative financial guaranty contracts. Considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates are not necessarily indicative of amounts the Company could realize in a current market exchange due to the lack of a liquid market. The use of different market assumptions and/or estimation methodologies may have an effect on the estimated fair value amounts.

A summary of the Company’s derivative information, as of and for the periods indicated, is as follows:

Balance Sheet (in millions)	September 30 2004	December 31 2003	September 30 2003
Trading Securities
Amortized cost	$51.6	$50.4	$42.0
Fair value	48.9	53.8	40.7

Derivative Financial Guaranty Contracts
Notional value	$12,000.0	$10,500.0	$10,200.0

Gross unrealized gains	$75.1	$57.5	$65.8
Gross unrealized losses	68.9	73.6	93.7

Net unrealized gains (losses)	$6.2	$(16.1)	$(27.9)

The components of the change in fair value of derivative instruments are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
Income Statement (in millions)	2004	2003	2004	2003
Trading Securities	$(11.3)	$(.7)	$(6.1)	$0.3
Derivative Financial Guaranty Contracts	9.2	6.8	8.7	(7.0)

Net (losses) gains	$(2.1)	$6.1	$2.6	$(6.7)

The following table presents information at September 30, 2004 and December 31, 2003 related to net unrealized gains (losses) on derivative financial guaranty contracts (included in accounts payable and accrued expenses on the Condensed Consolidated Balance Sheets).

	September 30 2004	December 31 2003
	(in millions)
Balance at January 1	$(16.1)	$(17.5)
Net unrealized gains (losses) recorded	8.7	(1.1)
Settlements of derivatives contracts
Receipts	(2.9)	(11.5)
Payments	16.5	14.0

Balance at end of period	$6.2	$(16.1)

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

The Company records premiums and origination costs related to credit default swaps and certain other financial guaranty contracts in premiums written and policy acquisition costs, respectively, on the Condensed Consolidated Statements of Income. See Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Guaranty-Results of Operations. Our classification of these contracts is the same whether we are a direct writer or we assume these contracts.

The Company has entered into a derivative to hedge the interest rate risk related to the issuance of certain long-term debt in accordance with the Company’s risk management policies. As of September 30, 2004, there was one interest rate swap. The interest rate swap has been designed as a fair value hedge and hedges the change in fair value of the debt arising from interest rate movements. During 2004, the fair value hedge was 100% effective. Therefore, the change in the derivative instrument in the Condensed Consolidated Statements of Income was offset by the change in the fair value of the hedged debt.

This interest rate swap contract matures in February 2013. Terms of the interest rate swap contract at September 30, 2004 were as follows (dollars in thousands):

Notional amount	$250,000
Rate received - Fixed	5.625%
Rate paid – Floating (a)	3.497%
Maturity date	February 15, 2013
Unrealized loss	$2,280

(a)	Rate represents latest index for nine months LIBOR plus 87.4 basis points paid on the securitized floating interest rate certificate at the end of the period.

In October 2004, the Company entered into a transaction to lock in Treasury rates that will serve as a hedge in the event the Company issues long-term debt in the near future. The notional value of this hedge is $120 million at a rate of 4.075%. This lock will expire on January 20, 2005.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

The Company manages its investment portfolio to achieve safety and liquidity, while seeking to maximize total return. The Company believes it can achieve these objectives by active portfolio management and intensive monitoring of investments. Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments. The market risk related to financial instruments primarily relates to the investment portfolio, which exposes the Company to risks related to interest rates, defaults, prepayments, and declines in equity prices. Interest rate risk is the price sensitivity of a fixed income security to changes in interest rates. The Company views these potential changes in price within the overall context of asset and liability management. The Company’s analysts estimate the payout pattern of the mortgage insurance loss reserves to determine their duration, which are the weighted average payments expressed in years. The Company sets duration targets for fixed income investment portfolios that it believes mitigate the overall effect of interest rate risk. In April 2004, the Company entered into an interest-rate swap that, in effect, converted a portion of the fixed-rate long-term debt to a spread over the six-month LIBOR for the remaining term of the debt. At September 30, 2004, the market value and cost of the Company’s equity securities were $294.7 million and $244.3 million, respectively. In addition, the market value and cost of the Company’s long-term debt at September 30, 2004 were $771.8 million and $717.6 million, respectively.

ITEM 4. Controls and Procedures

The Company is committed to providing accurate and timely disclosure in satisfaction of its SEC reporting obligations. In 2002, the Company established a Disclosure Committee and formalized its disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in ensuring that the information required to be disclosed by the Company in its reports filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported on a timely basis, and that this information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information about repurchases by the Company (and its affiliated purchasers) during the quarter ended September 30, 2004 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
07/01/04 to 07/31/04	802,400	$46.35	802,400	1,619,600
08/01/04 to 08/31/04	627,800	$44.44	627,800	991,800
09/01/04 to 09/30/04	124,000	$43.81	124,000	2,867,800
Total	1,554,200	$45.37	1,554,200

(1)	On May 11, 2004, the Company announced that its Board of Directors authorized the repurchase of up to 3.0 million shares of its common stock on the open market from time to time depending on market conditions, share price and other factors. On September 8, 2004, the Company announced that its Board of Directors expanded this program to include an additional 2.0 million shares. Purchases under the program will be funded from available working capital. The program does not have an expiration date.

ITEM 6. Exhibits

Exhibits

Exhibit No.	Exhibit Name
*10	Form of Stock Option Grant Letter
*11	Statement re: Computation of Per Share Earnings
*31	Rule 13a – 14(a) Certifications
*32	Section 1350 Certifications

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Radian Group Inc.

Date: November 4, 2004	/s/ C. Robert Quint
C. Robert Quint
Executive Vice President and Chief Financial Officer

/s/ John J. Calamari
John J. Calamari
Senior Vice President and Corporate Controller

EXHIBIT INDEX

Exhibit No.	Exhibit Name
*10	Form of Stock Option Grant Letter
*11	Statement re: Computation of Per Share Earnings
*31	Rule 13a – 14(a) Certifications
*32	Section 1350 Certifications

*	Filed herewith