Form 10-K
period 2004-12-31
RADIAN GROUP INC
filed 2005-03-10
CIK 890926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $4,477,392,000, which amount excludes the value of all shares beneficially owned (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) by executive officers and directors of the registrant (however, this does not constitute a representation or acknowledgment that any such individual is an affiliate of the registrant).

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 88,446,515 shares of Common Stock, $.001 par value, outstanding on March 3, 2005.

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

Document	Form 10-K Reference
Definitive Proxy Statement relating to the Registrant’s 2005 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A not later than April 30, 2005.	Part III, Items 10, 11, 12 and 14

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

All statements in this report that address operating performance, events or developments that we expect or anticipate may occur in the future are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the U.S. Private Securities Litigation Reform Act of 1995. These statements are made on the basis of management’s current views and assumptions with respect to future events. The forward-looking statements, as well as our prospects as a whole, are subject to risks and uncertainties including those described below. You also should refer to the risks discussed in other documents we file with the SEC. We do not intend to and disclaim any duty or obligation to update or revise any forward-looking statements made in this report to reflect new information or future events or for any other reason.

Risks Affecting Our Company

Deterioration in general economic factors may increase our loss experience and decrease demand for mortgage insurance and financial guaranties.

Our business tends to be cyclical and tends to track general economic and market conditions. Our loss experience on the mortgage and financial guaranty insurance we write is subject to general economic factors that are beyond our control and that we cannot anticipate, including extended national economic recessions, interest rate changes or volatility, business failures, the impact of terrorist attacks or acts of war, or changes in investor perceptions regarding the strength of private mortgage insurers or financial guaranty providers and the policies or guaranties they offer. Deterioration of general economic conditions, such as increasing unemployment rates, negatively affects our mortgage insurance business by increasing the likelihood that borrowers will not pay their mortgages. Factors affecting individual borrowers, such as divorce or illness, also impact the ability of borrowers to continue to pay their mortgages. Our financial guaranty business also is impacted by adverse economic conditions due to the impact or perceived impact these conditions may have on the credit quality of municipalities and corporations. The same events that increase our loss experience in each business also generally lead to decreased activity in the market for mortgages and financial obligations, leading to decreased demand for our mortgage insurance or financial guaranties. An increase in our loss experience or a decrease in demand for our products due to adverse economic factors could have a material adverse effect on our business, financial condition and operating results.

Because our business is geographically concentrated, deterioration in regional economic factors could increase our losses or reduce demand for our insurance.

Much of our business is concentrated in relatively few states, which increases our vulnerability to economic downturns in those states. A majority of our primary mortgage insurance in force is concentrated in ten states, with the highest percentage being in California, Florida, New York and Texas. A large percentage of our second mortgage insurance in force is concentrated in California. The recent low mortgage interest rate environment has generated increased refinancing of mortgage loans. Refinancing activity could cause increased concentration of our mortgage insurance in force in economically weaker areas because mortgage loans in areas experiencing low property value appreciation are more likely to require mortgage insurance upon refinancing than are loans in areas experiencing high property value appreciation. Our financial guaranty business also has a significant portion of its insurance in force concentrated in a small number of states, principally including New York, California, Texas and Florida, and is vulnerable to weakening economic conditions, catastrophic events, or acts of terrorism in those states.

A downgrade or potential downgrade of the insurance financial strength ratings assigned to any of our operating subsidiaries could weaken its competitive position.

The insurance financial strength ratings assigned to our subsidiaries may be downgraded by one or more of S&P, Moody’s or Fitch if they believe that we or the applicable subsidiary has experienced adverse developments in our business, financial condition or operating results. These ratings are important to our ability to market our products and to maintain our competitive position and customer confidence in our products. A downgrade in these ratings could have a material adverse effect on our business, financial condition and operating results. Our subsidiaries had been assigned the following ratings as of the date of this report:

	MOODY’S	MOODY’S OUTLOOK	S&P	S&P OUTLOOK	FITCH	FITCH OUTLOOK
Radian Guaranty	Aa3	Stable	AA	Stable	AA	Stable
Radian Insurance	Aa3	Stable	AA	Stable	AA	Stable
Amerin Guaranty	Aa3	Stable	AA	Stable	AA	Stable
Radian Asset Assurance	Aa3	Stable	AA	Negative	AA	Stable
Radian Asset Assurance Limited	—	—	AA	Negative	AA	Stable

If the financial strength ratings assigned to any of our mortgage insurance subsidiaries were to fall below “Aa3” from Moody’s or the “AA-” level from S&P and Fitch, then national mortgage lenders and a large segment of the mortgage securitization market, including Fannie Mae and Freddie Mac, generally would not purchase mortgages or mortgage-backed securities insured by that subsidiary. A downgrade of the ratings assigned to our financial guaranty subsidiaries would limit the desirability of their respective direct insurance products and would reduce the value of Radian Asset Assurance’s reinsurance, even to the point where primary insurers may be unwilling to continue to cede insurance to Radian Asset Assurance. In addition, many of Radian Asset Assurance’s reinsurance agreements give the primary insurers the right to recapture business ceded to Radian Asset Assurance under these agreements, and in some cases the right to increase commissions charged to Radian Asset Assurance, if Radian Asset Assurance’s insurance financial strength rating is downgraded below specified levels. Accordingly, Radian Asset Assurance’s competitive position and prospects for future financial guaranty reinsurance opportunities would be damaged by a downgrade in its ratings. For example, downgrades that occurred in October 2002 and in May 2004 triggered these recapture rights. As a result of the May 2004 downgrade, two of the primary insurer customers of the financial guaranty reinsurance business had the right to recapture previously written business ceded to our financial guaranty business. One of these customers has agreed, without cost to or concessions by us, to waive its recapture rights. On November 8, 2004, the remaining primary insurer customer with recapture rights notified us of its intent to recapture, effective February 28, 2005, $6.4 billion of par in force that it had ceded to our financial guaranty business through December 31, 2004. In March of 2005, without cost to or concessions by us, this customer waived its remaining right to recapture $5.2 billion of additional par in force that it had ceded to our financial guaranty business through December 31, 2004.

An increase in our subsidiaries’ risk-to-capital or leverage ratios may prevent them from writing new insurance.

Rating agencies and state insurance regulators impose capital requirements on our subsidiaries. These capital requirements include risk-to-capital ratios, leverage ratios and surplus requirements that limit the amount of insurance that these subsidiaries may write. For example, Moody’s and S&P have entered into an agreement with Radian Guaranty that obligates Radian Guaranty to maintain specified levels of capital in Radian Insurance as a condition of the issuance and maintenance of Radian Insurance’s ratings. A material reduction in the statutory capital and surplus of a subsidiary, whether resulting from underwriting or investment losses or otherwise, or a disproportionate increase in risk in force, could increase a subsidiary’s risk-to-capital ratio or leverage ratio. This in turn could limit that subsidiary’s ability to write new business or require that subsidiary to lower its ratios by obtaining capital contributions from us, reinsuring existing business or reducing the amount of new business it writes, which could have a material adverse effect on our business, financial condition and operating results.

If the estimates we use in establishing loss reserves for our mortgage insurance or financial guaranty business are incorrect, we may be required to take unexpected charges to income and our ratings may be lowered.

We establish loss reserves in both our mortgage insurance and financial guaranty businesses to provide for the estimated cost of claims. However, our loss reserves may be inadequate to protect us from the full amount of claims we may have to pay. Setting our loss reserves involves significant reliance on estimates of the likelihood, magnitude and timing of anticipated losses. The models and estimates we use to establish loss reserves may prove to be inaccurate, especially during an extended economic downturn. Further, if our estimates are inadequate, we may be forced by insurance and other regulators or rating agencies to increase our reserves, which could result in a downgrade of our insurance financial strength ratings. Failure to establish adequate reserves or a requirement that we increase our reserves could have a material adverse effect on our business, financial condition and operating results.

In our mortgage insurance business, we generally do not establish reserves until we are notified that a borrower has failed to make at least two payments when due. Once two payments have been missed, we establish a loss reserve by using historical models based on a variety of loan characteristics, including the status of the loan as reported by the servicer of the loan, economic conditions, the estimated amount recoverable by foreclosure and the estimated foreclosure period in the area where a default exists. These reserves are therefore based on a number of assumptions and estimates that may prove to be inaccurate.

It is even more difficult to estimate the appropriate loss reserves for our financial guaranty business because of the nature of potential losses in that business. We establish both case and non-specific reserves for losses. We increase case reserves when we determine that a default has occurred. We also establish non-specific reserves to reflect deterioration of our insured credits for which we have not provided specific reserves.

In January and February of 2005, we discussed with the SEC staff, both separately and together with other members of the financial guaranty industry, the differences in loss reserve practices followed by different financial guaranty industry participants. We understand from those discussions that the Financial Accounting Standards Board staff is considering whether additional accounting guidance is necessary to address the financial guaranty industry. When and if the FASB or the SEC reaches a conclusion on this issue, we and the rest of the financial guaranty industry may be required to change some aspects of our accounting policies. If the FASB or the SEC were to determine that we should account for our financial guaranty contracts differently, for example by requiring them to be treated solely as one or the other of short-duration or long-duration contracts under SFAS No. 60, this determination could impact our accounting for loss reserves, premium revenue and deferred acquisition costs, all of which are covered by SFAS No. 60. Management is unable to estimate what impact, if any, the ultimate resolution of this issue will have on our financial condition or operating results.

Our success depends on our ability to assess and manage our underwriting risks.

Our mortgage insurance and financial guaranty premium rates may not adequately cover future losses. Our mortgage insurance premiums are based upon our expected risk of claims on insured loans, and take into account, among other factors, each loan’s loan-to-value ratio (or “LTV”), type, term, occupancy status and coverage percentage. Similarly, our financial guaranty premiums are based upon our expected risk of claim on the insured obligation, and take into account, among other factors, the rating and creditworthiness of the issuer of the insured obligations, the type of insured obligation, the policy term and the structure of the transaction being insured. In addition, our premium rates take into account expected cancellation rates, operating expenses and reinsurance costs, as well as profit and capital needs and the prices that we expect our competitors to offer. We generally cannot cancel the mortgage insurance or financial guaranty insurance coverage we provide and, because we generally fix premium rates for the life of a policy when issued, we cannot adjust renewal premiums or otherwise adjust premiums over the life of a policy. If the risk underlying a particular mortgage insurance or financial guaranty coverage develops more adversely than we anticipate, or if national and regional economies undergo unanticipated stress, we generally cannot increase premium rates on in-force business or cancel coverage to mitigate the effects of these adverse developments. Despite the analytical methods we employ, our premiums earned and the associated investment income on those premiums may ultimately prove to be inadequate to compensate for losses we may incur. This could have a material adverse effect on our business, financial condition and operating results.

Our success depends on our ability to manage our investment risks.

Our income from our investment portfolio is one of our primary sources of cash flow to support our operations and claim payments. If we incorrectly calculate our policy liabilities, or if we improperly structure our investments to meet those liabilities, we could have unexpected losses, including losses resulting from forced liquidation of investments before their maturity. Our investments and investment policies and those of our subsidiaries are subject to state insurance laws, and may change depending upon regulatory, economic and market conditions and the existing or anticipated financial condition and operating requirements, including the tax position, of our business segments.

We cannot assure you that our investment objectives will be achieved. Although our portfolio consists primarily of highly rated investments that comply with applicable regulatory requirements, the success of our investment activity is affected by general economic conditions, which may adversely affect the markets for interest-rate-sensitive securities, including the extent and timing of investor participation in these markets, the level and volatility of interest rates and, consequently, the value of our fixed-income securities. Volatility or illiquidity in the markets in which we directly or indirectly hold positions could have a material adverse effect on our business, financial condition and operating results.

As a holding company, we depend on our subsidiaries’ ability to transfer funds to us to pay dividends and to meet our obligations.

We act primarily as a holding company for our insurance subsidiaries and do not have any significant operations of our own. Dividends from our subsidiaries and permitted payments to us under our tax sharing arrangements with our subsidiaries, along with income from our investment portfolio and dividends from our affiliates (C-BASS and Sherman), are our principal sources of cash to pay stockholder dividends and to meet our obligations. These obligations include our operating expenses and interest and principal payments on debt. The payment of dividends and other distributions to us by our insurance subsidiaries is regulated by insurance laws and regulations. In general, dividends in excess of prescribed limits are deemed “extraordinary” and require insurance regulatory approval. In addition, our insurance subsidiaries’ ability to pay dividends to us, and our ability to pay dividends to our stockholders, is subject to various conditions imposed by the rating agencies for us to maintain our ratings. If the cash we receive from our subsidiaries pursuant to dividend payment and tax-sharing arrangements is insufficient for us to fund our obligations, we may be required to seek capital by incurring additional debt, by issuing additional equity or by selling assets, which we may be unable to do on favorable terms, if at all. The need to raise additional capital or the failure to make timely payments on our obligations could have a material adverse effect on our business, financial condition and operating results.

Our reported earnings are subject to fluctuations based on quarterly changes in our credit derivatives that require us to adjust their fair market value as reflected on our income statement.

Our financial guaranty business includes the provision of credit enhancement in the form of derivative financial guaranty contracts. The gains and losses on these derivative financial guaranty contracts are derived from internally generated models, which may differ from other models. We estimate fair value amounts using market information, to the extent available, and valuation methodologies that we deem appropriate. The gains and losses on assumed derivative financial guaranty contracts are provided by the primary insurance companies. Considerable judgment is required to interpret available market data to develop the estimates of fair value.

Accordingly, our estimates are not necessarily indicative of amounts we could realize in a current market exchange, due to, among other factors, the lack of a liquid market. Temporary market changes as well as actual credit improvement or deterioration in these contracts are reflected in the mark-to-market gains and losses. Because these adjustments are reflected on our income statement, they affect our reported earnings and create earnings volatility even though they might not have a cash flow effect.

The performance of our strategic investments could harm our financial results.

Part of our business involves strategic investments in other companies, and we generally do not have control over the way that these companies run their day-to-day operations. At December 31, 2004, we had investments in affiliates of $393.0 million. The performance of our strategic investments could be harmed by:

•	the performance of our strategic partners;

•	changes in the financial markets generally and in the industries in which our strategic partners operate; and

•	changes in interest rates.

In addition, our ability to engage in additional strategic investments is subject to the availability of capital and maintenance of our insurance financial strength ratings.

We may not be able to effectively manage our growth.

We seek to expand our business internationally and into new markets. International expansion often requires the receipt of foreign regulatory approval that may be difficult to obtain. Our expansion into new markets presents us with different risks and management challenges. We may not be able to effectively manage new operations or successfully integrate them into our existing operations, which could have a material adverse effect on our business, financial condition and operating results.

Our business could be harmed if members of our senior management team or other key personnel terminate their employment with us.

Our future success depends, to a significant extent, upon the continued services of our senior management team and other key employees. In particular, our Chairman and Chief Executive Officer, Frank P. Filipps, is scheduled to retire on or before June 30, 2005. We cannot assure you that we will be able to identify and retain a suitable replacement for Mr. Filipps in a timely manner. The loss of Mr. Filipps’ services or those of one or more of the other members of our senior management team or other key personnel could have a material adverse effect on our business and our prospects.

Our business may suffer if we are unable to meet our customers’ technological demands.

Participants in the mortgage insurance and financial guaranty industries rely on e-commerce and other technologies to provide and expand their products and services. Our customers generally require that we provide aspects of our products and services electronically, and the percentage of our new insurance written and claims processing that we deliver electronically has increased. We expect this trend to continue and, accordingly, we may be unable to satisfy our customers if we fail to invest sufficient resources or otherwise are unable to maintain and upgrade our technological capabilities.

Our information technology systems may not be configured to process information regarding new and emerging products.

Many of our information technology systems have been in place for a number of years, and many of them originally were designed to process information regarding traditional products. As products such as reduced documentation or interest only mortgages with new features emerge, or when we insure structured transactions with unique features, our systems may require modification in order to recognize these features to allow us to price or bill for our insurance of these products appropriately. Our systems also may not be capable of recording, or may incorrectly record, information about these products that may be important to our risk management and other functions. In addition, our customers may encounter similar technological issues that prevent them from sending us complete information about the products or transactions that we insure. Making appropriate modifications to our systems involves inherent time lags and may require us to incur significant expenses. An inability to make necessary modifications to our systems in a timely and cost-effective manner may have adverse effects on our business, financial condition and operating results.

Risks Particular to Our Mortgage Insurance Business

Because our mortgage insurance business is concentrated among relatively few major customers, our revenues could decline if we lose any significant customer.

Our mortgage insurance business depends on a small number of customers. Our top ten mortgage insurance customers are generally responsible for approximately half of both our primary new insurance written in a given year and our direct primary risk in force, based on the aggregate principal amount of the mortgage loans we insure multiplied by the coverage percentage. This concentration of business may increase as a result of mergers of those customers or other factors. Our master policies and related lender agreements do not, and by law cannot, require our mortgage insurance customers to do business with us. The loss of business from even one of our major customers could have a material adverse effect on our business, financial condition and operating results.

A large portion of our mortgage insurance risk in force consists of loans with high loan-to-value ratios and loans that are non-prime, or both, which generally result in more and larger claims than loans with lower loan-to-value ratios and prime loans.

We generally provide private mortgage insurance on mortgage products that have more risk than conforming mortgage products. A large portion of our mortgage insurance in force consists of insurance on mortgage loans with LTVs at origination of more than 90%. LTV is the ratio of the original loan amount to the value of the property. Mortgage loans with LTVs greater than 90% are expected to default substantially more often than those with lower LTVs. In addition, when we are required to pay a claim on a higher LTV loan, it is generally more difficult to recover our costs from the underlying property, especially in areas with declining property values. Also, a large portion of our mortgage insurance in force is on adjustable-rate mortgage loans, which generally have higher default rates than fixed-rate loans.

We insure non-prime loans, which are more likely to go into default and require us to pay claims. The majority of the non-prime loans we insure are loans, known as “Alt-A” loans, which have credit scores commensurate with prime loans but are processed with reduced or no documentation. Alt-A loans also tend to have larger loan balances relative to our other loans. Our other non-prime loans are “A minus” or “B/C” loans, which enable borrowers with substandard credit histories to obtain mortgages and mortgage insurance. Due to competition for prime loan business from lenders offering alternative arrangements, such as simultaneous second mortgages, which sometimes are referred to as “80-10-10 loans,” a large percentage of our mortgage insurance in force is written on non-prime loans, which we believe to be the largest area for growth in the private mortgage insurance industry. In 2004, non-prime business accounted for $16.4 billion or 36.6% of our new primary mortgage insurance written (61.9% of which was Alt-A), compared to $27.4 billion or 40.1% in 2003 (73.0% of which was Alt-A). At December 31, 2004, non-prime insurance in force was $35.7 billion or 31.0% of total primary insurance in force, compared to $37.8 billion or 31.5% of primary insurance in force at December 31, 2003. Although we historically have limited the insurance of these non-prime loans to those made by lenders with good results and servicing experience in this area, because of the lack of data regarding the performance of non-prime loans, and our relative inexperience in insuring these loans, we may fail to estimate default rates properly and may incur larger losses than we anticipate, which could have a material adverse effect on our business, financial condition and operating results. Further, we cannot assure you that the increased premiums that we charge for mortgage insurance on non-prime loans will be adequate to compensate us for the losses we incur on these products.

Some of our mortgage insurance products are riskier than traditional mortgage insurance.

We offer pool mortgage insurance, which exposes us to different risks than the risks applicable to primary mortgage insurance. Our pool mortgage insurance products generally cover all losses in a pool of loans up to our aggregate exposure limit, which generally is between 1% and 10% of the initial aggregate loan balance of the entire pool of loans. Under pool insurance, we could be required to pay the full amount of every loan in the pool within our exposure limits that is in default and upon which a claim is made until the aggregate limit is reached, rather than a percentage of the loan amount as is the case with traditional primary mortgage insurance. At December 31, 2004, $2.4 billion of our mortgage insurance risk in force was attributable to pool insurance.

In addition, we insure interest-only mortgages, where the borrower pays only the interest charge on a mortgage for a specified period of time, usually five to ten years, after which the loan payment increases to include principal payments. These loans may have a heightened propensity to default because of possible “payment shocks” after the initial low-payment period expires and because the borrower does not automatically build equity as payments are made.

We also write credit insurance on non-traditional, mortgage-related assets such as second mortgages, home equity loans and mortgages with LTVs above 100%, provide credit enhancement to mortgage-related capital market transactions such as net interest margin securities, and have in the past and may again write credit insurance on manufactured housing loans. These types of insurance generally have higher claim payouts than traditional mortgage insurance products. We have less experience writing these types of insurance and less performance data on this business, which could lead to greater losses than we anticipate. Greater than anticipated losses could have a material adverse effect on our business, financial condition and operating results.

An increasing concentration of servicers in the mortgage lending industry could lead to disruptions in the servicing of mortgage loans that we insure, resulting in increased delinquencies.

We depend on reliable, consistent third-party servicing of the loans that we insure. A recent trend in the mortgage lending and mortgage loan servicing industry has been toward consolidation of loan servicers, particularly with respect to “specialized” servicing such as for manufactured housing loans. This reduction in the number of servicers could lead to disruptions in the servicing of mortgage loans covered by our insurance policies, which in turn could contribute to a rise in delinquencies among those loans and could have a material adverse effect on our business, financial condition and operating results.

We face the possibility of higher claims as our mortgage insurance policies age.

Historically, most claims under private mortgage insurance policies on prime loans occur during the third through fifth year after issuance of the policies, and under policies on non-prime loans during the second through fourth year after issuance of the policies. Low mortgage interest rate environments tend to lead to increased refinancing of mortgage loans and to lower the average age of our mortgage insurance policies. On the other hand, increased interest rates tend to reduce mortgage refinancings and cause a greater percentage of our mortgage insurance risk in force to reach its anticipated highest claim frequency years. In addition, periods of growth tend to reduce the average age of our policies, and the relatively recent growth of our non-prime mortgage insurance business means that a significant percentage of our insurance in force on non-prime loans has not yet reached its anticipated highest claim frequency years. If the growth of our new business were to slow or decline, a greater percentage of our total mortgage insurance in force could reach its anticipated highest claim frequency years. A resulting increase in claims could have a material adverse effect on our business, financial condition and operating results.

Our revenues from mortgage insurance depend on the renewals of policies that policyholders instead may terminate or fail to renew.

Most of our mortgage insurance premiums each month have been derived from the monthly renewal of policies that we previously have written. Recently, the rate of nonrenewal has been very high. Factors that could cause an increase in nonrenewals of our mortgage insurance policies include falling mortgage interest rates (which tends to lead to increased refinancings and associated cancellations of mortgage insurance), appreciating home values, and changes in the mortgage insurance cancellation requirements applicable to mortgage lenders and homeowners. A decrease in the length of time that our mortgage insurance policies remain in force reduces our revenues and could have a material adverse effect on our business, financial condition and operating results.

Our delegated underwriting program may subject our mortgage insurance business to unanticipated claims.

In our mortgage insurance business, we permit many of our mortgage lender customers to commit us to insure loans using pre-established underwriting guidelines. Once we accept a lender into our delegated underwriting program, we generally insure a loan originated by that lender even if the lender has not followed our specified underwriting guidelines. Under this program, a lender could commit us to insure a material number of loans with unacceptable risk profiles before we discover the problem and terminate that lender’s delegated underwriting authority. Even if we terminate a lender’s underwriting authority, we remain at risk for any loans previously insured on our behalf by the lender before that termination. The performance of loans insured through programs of delegated underwriting has not been tested over a period of extended adverse economic conditions, meaning that the program could lead to greater losses than we anticipate. Greater than anticipated losses could have a material adverse effect on our business, financial condition and operating results.

We face risks associated with our contract underwriting business.

As part of our mortgage insurance business, we provide contract underwriting services to some of our mortgage lender customers, even with respect to loans for which we are not providing mortgage insurance. If we make mistakes in connection with these underwriting services, in some cases the mortgage lender may require us to purchase the loans or issue mortgage insurance on the loans, or to indemnify it against future loss associated with the loans. Accordingly, we assume some credit risk and interest rate risk if we make an error. In a rising interest rate environment, the value of loans that we are required to repurchase could decrease, and consequently, our costs of those repurchases could increase. In 2004, we underwrote $6.7 billion in principal amount of loans through contract underwriting. If the independent contractors who we rely on to perform contract underwriting for us make more mistakes than we anticipate, the resulting need to provide greater than anticipated recourse to mortgage lenders could have a material adverse effect on our business, financial condition and operating results.

If housing values fail to appreciate, we may be less able to recover amounts paid on defaulted mortgages.

If a borrower defaults under our standard mortgage insurance policy, generally we have the option of paying the entire loss amount and taking title to a mortgaged property or paying our coverage percentage in full satisfaction of our obligations under the policy. In the strong housing market of recent years, we have been able to take title to the properties underlying many defaulted loans and to sell the properties quickly at prices that have allowed us to recover most or all of our losses. If housing values fail to appreciate or begin to decline, our ability to mitigate our losses on defaulted mortgages may be reduced, which could have a material adverse effect on our business, financial condition and operating results.

Our mortgage insurance business faces intense competition from other mortgage insurance providers and from alternative products.

The United States mortgage insurance industry is highly dynamic and intensely competitive. Our competitors include:

•	other private mortgage insurers, some of which are subsidiaries of well capitalized companies with stronger insurance financial strength ratings and greater access to capital than we have;

•	federal and state governmental and quasi-governmental agencies, principally the Veterans Administration and the Federal Housing Administration, which recently has increased its competitive position in areas with higher home prices by streamlining its down-payment formula and reducing the premiums it charges; and

•	mortgage lenders that demand increased participation in revenue sharing arrangements such as captive reinsurance arrangements.

In addition, there are an increasing number of alternatives to traditional private mortgage insurance, and new alternatives may develop, which could reduce the demand for our mortgage insurance. Existing alternatives include:

•	mortgage lenders structuring mortgage originations to avoid private mortgage insurance, such as a first mortgage with an 80% LTV and a second mortgage with a 10% LTV – which is referred to as a simultaneous second mortgage or as an “80-10-10 loan” – rather than a first mortgage with a 90% LTV. We believe that the use of 80-10-10 loans has increased significantly during recent years and is likely to continue to be a competitive alternative to private mortgage insurance, particularly with respect to prime loans;

•	investors using credit enhancements as a partial or complete substitute for private mortgage insurance;

•	mortgage lenders and other intermediaries that forego third-party insurance coverage and retain the full risk of loss on their high-LTV loans; and

•	member institutions providing credit enhancement on loans sold to a Federal Home Loan Bank.

Much of the competition described above is directed at prime loans, which has led us to shift more of our business to insuring riskier, non-prime loans. The inability to compete with other providers and alternatives, or increased losses that may result from insuring more non-prime loans, could have a material adverse effect on our business, financial condition and operating results.

Because many of the mortgage loans that we insure are sold to Fannie Mae and Freddie Mac, changes in their business practices could significantly impact our mortgage insurance business.

Fannie Mae and Freddie Mac are the beneficiaries of the majority of our mortgage insurance policies, so their business practices have a significant influence on us. Changes in their practices could reduce the number of policies they purchase that are insured by us and consequently reduce our revenues. Some of Fannie Mae and Freddie Mac’s more recent programs require less insurance coverage than they historically have required, and they have the ability to further reduce coverage requirements, which could reduce demand for mortgage insurance and have a material adverse effect on our business, financial condition and operating results.

Fannie Mae and Freddie Mac also have the ability to implement new eligibility requirements for mortgage insurers and to alter or liberalize underwriting standards on low-down-payment mortgages they purchase. We cannot predict the extent to which any new requirements may be enacted or how they may affect the operations of our mortgage insurance business, our capital requirements and our products.

Additionally, Fannie Mae and Freddie Mac could decide to differentiate between mortgage insurance companies rated “AAA” rather than “AA” based on risk-based capital regulations issued by the Office of Federal Housing Enterprise Oversight that took effect in 2002. Such a decision could impair our “AA”-rated subsidiaries’ ability to compete with “AAA”-rated companies (of which there currently is one) and could have a material adverse effect on our business, financial condition and operating results.

Legislation and regulatory changes and interpretations could harm our mortgage insurance business.

Our business and legal liabilities may be affected by the application of existing federal or state consumer lending and insurance laws and regulations, or by unfavorable changes in these laws and regulations. For example, recent regulatory changes have reduced demand for private mortgage insurance by increasing the maximum loan amount that the Federal Housing Administration can insure and reducing the premiums it charges. Also, we have been subject to consumer lawsuits alleging violations of the provisions of the Real Estate Settlement Procedures Act (“RESPA”) that prohibit the giving of any fee, kickback or thing of value under any agreement or understanding that real estate settlement services will be referred. In addition, proposed changes to the application of RESPA could harm our competitive position. The U.S. Department of Housing and Urban Development (“HUD”) proposed an exemption under RESPA for lenders that, at the time a borrower submits a loan application, give the borrower a firm, guaranteed price for all the settlement services associated with the loan, commonly referred to as “bundling.” In 2003, HUD withdrew the proposed rule and submitted another rule to the Office of Management and Budget, the contents of which have not yet been made public. If bundling is exempted from RESPA, mortgage lenders may have increased leverage over us and the premiums we are able to charge for mortgage insurance could be negatively affected.

Our international mortgage insurance operations subject us to numerous risks.

We have committed and may in the future commit additional significant resources to expand our international operations, particularly in the United Kingdom. We also are in the process of applying to commence operations in Hong Kong. Accordingly, we are subject to a number of risks associated with our international business activities, including:

•	risks of war and civil disturbances or other events that may limit or disrupt markets;

•	dependence on regulatory and third-party approvals;

•	changes in rating or outlooks assigned to our foreign subsidiaries by rating agencies;

•	challenges in attracting and retaining key foreign-based employees, customers and business partners in international markets;

•	foreign governments’ monetary policies and regulatory requirements;

•	economic downturns in targeted foreign mortgage origination markets;

•	interest rate volatility in a variety of countries;

•	the burdens of complying with a wide variety of foreign regulations and laws, which may change unexpectedly;

•	potentially adverse tax consequences;

•	restrictions on the repatriation of earnings;

•	foreign currency exchange rate fluctuations; and

•	the need to develop and market products appropriate to the foreign market.

Any one or more of the risks listed above could render us unable to develop our international operations profitably.

Risks Particular to Our Financial Guaranty Business

Our financial guaranty business may subject us to significant risks from the failure of a single company, municipality or other entity whose obligations we have insured.

The breadth of our financial guaranty business exposes us to potential losses in a variety of our products as a result of a credit problem at one counterparty. For example, we could be exposed to an individual corporate credit risk in multiple transactions if the credit is contained in multiple portfolios of collateralized debt obligations that we have insured, or if one counterparty (or its affiliates) acts as the originator or servicer of the underlying assets or loans backing any of the structured securities that we have insured. Although we track our aggregate exposure to single counterparties in our various lines of business and have established underwriting criteria to manage aggregate risk from a single counterparty, we cannot assure you that our ultimate exposure to a single counterparty will not exceed our underwriting guidelines, due to merger or otherwise, or that an event with respect to a single counterparty will not cause a significant loss in one or more of the transactions in which we face risk to such counterparty. In addition, because we insure and reinsure municipal obligations, we can have significant exposures to individual municipal entities, directly or indirectly through explicit or implicit support of related entities. Even though we believe that the risk of a complete loss on some municipal obligations generally is lower than for corporate credits because some municipal bonds are backed by taxes or other pledged revenues, a single default by a municipality could cause a significant lack of liquidity or could result in a large or even complete loss that could have a material adverse effect on our business, financial condition and operating results.

Our financial guaranty business is concentrated among relatively few major customers, meaning that our revenues could decline if we lose any significant customer.

Our financial guaranty business derives a significant percentage of its annual gross premiums from a small number of customers. A loss of business from even one of our major customers could have a material adverse effect on our business, financial condition and operating results. As a result of a downgrade by S&P in October 2002, one of the few primary insurer customers of our financial guaranty reinsurance business exercised its right, effective in the first quarter of 2004, to recapture substantially all of the financial guaranty insurance ceded to us. After excluding the effect of this recapture, one single customer of our financial guaranty business accounted for over 15.2% of the premiums by our financial guaranty business in 2004. In November of 2004, as a result of a ratings downgrade in May 2004 associated with the merger of our principal financial guaranty operating subsidiaries, another customer of our financial guaranty reinsurance business exercised its right, effective February 28, 2005, to recapture significant reinsurance ceded to us. Further downgrades could trigger similar recapture rights in our other primary insurer customers, or we may lose a customer for other reasons, which could have a material adverse effect on our business, financial condition and operating results.

Some of our financial guaranty products are riskier than traditional guaranties of public finance obligations.

In addition to the traditional guaranties of public finance bonds, we write guaranties involving structured finance transactions that expose us to a variety of complex credit risks, and indirectly to market, political and other risks beyond those that generally apply to financial guaranties of public finance obligations. We issue financial guaranties connected with certain asset-backed transactions and securitizations secured by one or a few classes of assets, such as residential mortgages, auto loans and leases, credit card receivables and other consumer assets, obligations under credit default swaps, both funded and synthetic, and in the past have issued financial guaranties covering utility mortgage bonds and multi-family housing bonds. We also provide trade credit reinsurance, which protects sellers of goods under certain circumstances against non-payment of their accounts receivable. These guaranties expose us to the risk of buyer nonpayment, which could be triggered by many factors, including the failure of a buyer’s business. These guaranties may cover receivables where the buyer and seller are in the same country as well as cross-border receivables. In the case of cross-border transactions, we sometimes grant coverage that effectively provides coverage to losses that could result from political risks, such as foreign currency controls and expropriation, which could interfere with the payment from the buyer. Losses associated with these non-public finance financial guaranty products are extremely difficult to predict accurately, and a failure to properly anticipate those losses could have a material adverse effect on our business, financial condition and operating results.

We may be forced to reinsure greater risks than we desire due to adverse selection by ceding companies.

A portion of our financial guaranty reinsurance business is written under treaties that generally give the ceding company some ability to select the risks that they cede to us within the terms of the treaty. There is a risk under these treaties that the ceding companies will decide to cede to us exposures that have higher rating agency capital charges or that the ceding companies expect to be less profitable, which could have a material adverse effect on our business, financial condition and operating results. We attempt to mitigate this risk in a number of ways, including requiring ceding companies to retain a specified minimum percentage on a pro-rata basis of the ceded business, but we cannot assure you that our mitigation attempts will succeed.

Our financial guaranty business faces intense competition.

The financial guaranty industry is highly competitive. The principal sources of direct and indirect competition are:

•	other financial guaranty insurance companies;

•	multiline insurers that have increased their participation in financial guaranty reinsurance, some of which have formed strategic alliances with some of the U.S. primary financial guaranty insurers;

•	other forms of credit enhancement, including letters of credit, guaranties and credit default swaps provided primarily by foreign and domestic banks and other financial institutions, some of which are governmental enterprises, that have been assigned the highest ratings awarded by one or more of the major rating agencies or have agreed to post collateral to support their risk position;

•	in 2004, the laws applicable to New York domiciled monoline financial guarantors were amended to permit such financial guarantors to use certain credit default swaps meeting applicable requirements as statutory collateral to offset such financial guarantor’s statutory single risk limits, aggregate risk limits, aggregate net liability calculations and contingency reserve requirements. This regulatory change, which makes credit default swaps a more attractive alternative to traditional financial guaranty reinsurance, may result in a reduced demand for traditional monoline financial guaranty reinsurance in the future; and

•	alternate transaction structures that permit issuers to securitize assets more cost-effectively without the need for other credit enhancement.

Competition in the financial guaranty reinsurance business is based on many factors, including overall financial strength, financial strength ratings, pricing and service. The rating agencies allow credit to a ceding company’s capital requirements and single risk limits for reinsurance ceded in an amount that is in part determined by the financial strength rating of the reinsurer. Some of our competitors have greater financial resources than we have and are better capitalized than we are and/or have been assigned higher ratings by one or more of the major rating agencies. In addition, the rating agency could change the level of credit they will allow a ceding company to take for our and/or similarly rated reinsurers. An inability to compete for desirable financial guaranty business could have a material adverse effect on our business, financial condition and operating results.

Legislation and regulatory changes and interpretations could harm our financial guaranty business.

The laws and regulations affecting the municipal, asset-backed and trade credit debt markets, as well as other governmental regulations, could be changed in ways that subject us to additional legal liability or affect the demand for the primary financial guaranty insurance and reinsurance that we provide. Any such change could have a material adverse effect on our business, financial condition and operating results.

Changes in tax laws could reduce the demand for or profitability of financial guaranty insurance, which could harm our business.

Any material change in the U.S. tax treatment of municipal securities, or the imposition of a “flat tax” or a national sales tax in lieu of the current federal income tax structure in the United States, could adversely affect the market for municipal obligations and, consequently, reduce the demand for related financial guaranty insurance and reinsurance. For example, the Jobs and Growth Tax Relief Reconciliation Act of 2003, enacted in

May 2003, significantly reduced the federal income tax rate for individuals on dividends and long-term capital gains. This tax change may reduce demand for municipal obligations and, in turn, may reduce the demand for financial guaranty insurance and reinsurance of these obligations by increasing the comparative yield on dividend-paying equity securities. Future potential changes in U.S. tax laws, including current efforts to eliminate the federal income tax on dividends, might also affect demand for municipal obligations and for financial guaranty insurance and reinsurance of those obligations.

We may be unable to develop or sustain our financial guaranty business if it cannot obtain reinsurance or other forms of capital.

In order to comply with regulatory, rating agency and internal capital and single risk retention limits as our financial guaranty business grows, we need access to sufficient reinsurance or other capital capacity to underwrite transactions. The market for reinsurance recently has become more concentrated because several participants have exited the industry. If we are unable to obtain sufficient reinsurance or other forms of capital, we may be unable to issue new policies and grow our business.

The merger of Radian Reinsurance with and into Radian Asset Assurance exposes us to risks.

In June 2004, we merged Radian Reinsurance, which primarily had conducted our financial guaranty reinsurance business, with and into Radian Asset Assurance, which primarily conducted our financial guaranty direct insurance business. The merger combined the assets and liabilities of the two companies, creating one larger company. Our reinsurance customers may view the combined entity as more of a competitor and a threat to their business and prospects because Radian Asset Assurance not only reinsures their obligations, but also could directly insure larger obligations in competition with them. As a result, any of our reinsurance customers could:

•	compete with us more vigorously than they do now on the direct financial guaranty transactions or other transactions we insure;

•	materially reduce or eliminate the reinsurance that they currently cede to us; or

•	become more reluctant to partner with us on transactions.

Consequently, we may experience a reduction in the number of transactions entered into, the premiums received and/or the premium rate relative to the insurance exposure on future transactions or in future reinsurance premiums written and earned.

Part I

Item 1.	Business

General

Radian Group Inc. is a credit enhancement provider to the global financial and capital markets. Our subsidiaries provide products and services through three primary business lines: mortgage insurance, financial guaranty and other financial services. Our mortgage insurance business provides private mortgage insurance and risk management services to mortgage lending institutions. Our financial guaranty business provides guaranties for full and timely payment of principal and interest when due, to the holders of public and structured finance obligations and provides credit protection in the form of credit default swaps, and reinsures public finance, structured finance and trade credit obligations. Our financial services business consists primarily of our 46% ownership interest in Credit-Based Asset Servicing and Securitization LLC – a mortgage investment and servicing firm specializing in credit-sensitive, single-family residential mortgage assets and residential mortgage-backed securities – and our 41.5% interest in Sherman Financial Services Group LLC – a consumer asset and servicing firm specializing in charged-off and bankruptcy plan consumer assets. The following table shows the percentage contributions to net income attributable to each of these businesses in 2004:

Net Income
Mortgage Insurance	52%
Financial Guaranty	26%
Financial Services	22%

Our strategic objective is to be a diversified global credit enhancement and financial services company focused on returns on risk-adjusted equity. The key components of this strategy are to:

•	continue to prudently grow our mortgage insurance and financial guaranty businesses;

•	leverage our core competencies in new product offerings, both domestically and internationally; and

•	focus on providing value-added service to our clients in the most efficient and cost-effective manner possible, including through innovation and sound risk management.

We began conducting business as CMAC Investment Corporation, a Delaware corporation, following our spin-off from Commonwealth Land Title Insurance Company through an initial public offering on November 6, 1992. On June 9, 1999, we merged with Amerin Corporation and were renamed Radian Group Inc. As further described below, on February 28, 2001, we acquired Enhance Financial Services Group Inc., principally a provider of financial guaranty insurance and reinsurance. Our principal executive offices are located at 1601 Market Street, Philadelphia, Pennsylvania 19103, and our telephone number is (215) 564-6600.

We maintain a website with the address www.radian.biz. We are not including or incorporating by reference the information contained on our website into this report. We make available on our website, free of charge and as soon as reasonably practicable after filing with the SEC, copies of our most recently filed Annual Report on Form 10-K and all Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed during each year, including all amendments to those reports. In addition, copies of our guidelines of corporate governance, code of business conduct and ethics (which includes the code of ethics applicable to our chief executive officer, principal financial officer and principal accounting officer) and the governing charters for the audit, compensation, executive, governance and investment committees of our board of directors are available free of charge on our website, as well as in print to any stockholder upon request.

Mortgage Insurance Business

We provide private mortgage insurance and risk management services to mortgage lending institutions located throughout the United States and select countries overseas through our wholly owned subsidiaries, Radian Guaranty Inc. (“Radian Guaranty”), Radian Insurance Inc. (“Radian Insurance”) and Amerin Guaranty

Corporation (“Amerin Guaranty”). Private mortgage insurance protects mortgage lenders from all or a portion of default-related losses on residential first mortgage loans made primarily to home buyers who make down payments of less than 20% of the home’s purchase price. Private mortgage insurance also facilitates the sale of these mortgage loans in the secondary mortgage market, principally to Freddie Mac and Fannie Mae (which we sometimes refer to as Government Sponsored Enterprises or “GSEs”). Our mortgage insurance business, through Radian Guaranty, offers primary and pool private mortgage insurance coverage on residential, first-lien mortgages. At December 31, 2004, primary insurance on first-lien mortgages made up 88.3% of our total mortgage insurance risk in force and pool insurance on first-lien mortgages made up 7.8% of our total mortgage insurance risk in force. We use Radian Insurance to provide credit enhancement for mortgage-related capital market transactions and to write credit insurance on mortgage-related assets that monoline mortgage guaranty insurers are not permitted to insure, including second mortgages, home equity loans, net interest margin securities (“NIMs”), international insurance transactions and mortgages with loan-to-value ratios above 100%. We also insure second-lien mortgages through Amerin Guaranty. At December 31, 2004, the risk in force of Radian Insurance and Amerin Guaranty represented 3.9% of our total mortgage insurance risk in force.

Premium Rates

We cannot change our premium rates after we issue coverage. Accordingly, we determine premium rates in our mortgage insurance business on a risk-adjusted basis that includes borrower, loan and property characteristics. We use proprietary default and prepayment models to project the premiums we should charge, the losses and expenses we should expect to incur and the capital we need to hold in support of our risk. We establish pricing in an amount that we expect will allow a reasonable return on allocated capital. We insure mortgages either on an individual basis, which we refer to as “flow business,” or on a group basis, which we refer to as “structured business.” We generally price our borrower-paid flow business based on rates that we have filed with the various state insurance departments. We generally price our structured business and some lender-paid insurance based on the specific characteristics of the insured portfolio, which can vary significantly from portfolio to portfolio depending on a variety of factors including the quality of the underlying loans, the credit history of the borrowers, the amount of coverage required and the amount, if any, of credit protection in front of our risk exposure.

Primary Mortgage Insurance

We provide primary mortgage insurance on both a flow basis and a structured basis. Primary mortgage insurance provides mortgage default protection on prime and non-prime mortgages at a specified coverage percentage. When there is a claim, the coverage percentage is applied to the claim amount – which consists of the unpaid loan principal, plus past due interest and certain expenses associated with the default – to determine our maximum liability. Upon a claim or foreclosure, we have three basic settlement options as described in “Defaults and Claims – Claims.” In 2004, we wrote $44.8 billion of primary mortgage insurance of which 81.1% was originated on a flow basis and 18.9% was originated on a structured basis, compared to $68.4 billion of primary mortgage insurance written in 2003 of which 72.4% was originated on a flow basis and 27.6% was originated on a structured basis.

Persistency rates, defined as the percentage of insurance in force that remains on a company’s books after any 12-month period, are a key indicator for the primary mortgage insurance industry. Because most of our insurance premiums are earned over time, higher persistency rates enable us to recover our policy acquisition costs and then start earning a profit on the business. Therefore, higher persistency rates tend to increase the profitability for a mortgage insurer. On the other hand, high persistency rates also can indicate that mortgage insurance risk in force is concentrated in borrowers who are less able to eliminate their private mortgage insurance through refinancing or home value appreciation. These borrowers may be riskier because they may have relatively low credit scores or reside in geographic areas experiencing relatively poor economic conditions or stagnant home values. At December 31, 2004, the persistency rate of our primary mortgage insurance was 58.8%, compared to 46.7% at December 31, 2003. Both of these figures are low relative to historical levels and reflect the high levels of refinancing in the mortgage market.

Pool Insurance

We offer pool insurance on a selective basis. Pool insurance differs from primary insurance in that our maximum liability is not limited to a specific coverage percentage on each individual prime or non-prime mortgage in an insured pool of mortgages. Instead, an aggregate exposure limit, or “stop loss,” generally between 1% and 10%, is applied to the pool’s initial aggregate loan balance. We also write modified pool insurance, which has a stop loss feature as well as an exposure limit on each individual loan. An insured pool of mortgages may contain mortgages with and without primary mortgage insurance, and the pool insurance is secondary to any primary mortgage insurance that exists on mortgages within the pool.

We write the majority of our pool insurance in the form of credit enhancement on mortgage loans included in mortgage-backed securities, whole loan sales and other structured transactions. This form of pool insurance has a very low stop loss, generally 1.0% to 1.5% of the pool’s initial aggregate loan balance. We include both our pool insurance on mortgages as well as our pool insurance on other mortgage-related assets in our financial results and other statistics related to our pool insurance.

Premium rates on pool insurance business are generally lower than primary mortgage insurance rates. Because of the generally lower premium rates and lack of exposure limits on individual loans associated with much of our pool insurance, the rating agency capital requirements for this product are more restrictive than for primary insurance. In 2004, we wrote $304 million of pool insurance risk, compared to $933 million of pool insurance risk written in 2003.

Structured Transactions

Structured transactions generally involve insuring a large group of existing loans or issuing a commitment to insure new loans that are to be originated under negotiated terms. In structured mortgage insurance transactions, we insure the individual mortgages included in the structured portfolio up to specified levels of coverage. Most structured mortgage insurance transactions that we insure involve non-traditional mortgages, such as non-prime mortgages or mortgages with higher than average balances. A single structured mortgage insurance transaction may include primary insurance or pool insurance, and an increasing number of structured transactions have both primary and pool components. We also insure mortgage-related assets, such as mortgage-backed securities, in structured transactions. Some structured transactions include a risk-sharing component under which the insured or a third-party assumes a first-loss position or shares in losses in some other manner.

Opportunities for structured transactions depend on a number of macroeconomic factors and thus the volume of structured transactions we close can vary significantly from year to year, and we expect this to continue. In 2004, we wrote $8.5 billion of primary mortgage insurance in structured transactions, consisting of approximately 42.9% prime loans and 57.1% non-prime loans, compared to $18.9 billion of primary new insurance written in structured transactions in 2003. Also in 2004, we wrote $6.3 billion of pool mortgage insurance in structured transactions compared to $5.4 billion in 2003. Including both primary and pool insurance, we wrote $14.8 billion of mortgage insurance in structured transactions in 2004, compared to $24.3 billion written in 2003.

Second-Lien Mortgages

In addition to insuring first-lien mortgages, to a lesser extent we also provide traditional or modified pool insurance on second-lien mortgages. Beginning in 2004, we began limiting most of our participation in these transactions to situations where there is a loss deductible or other first-loss protection that precedes our loss exposure. We wrote $154 million of second-lien mortgage insurance risk in 2004. At December 31, 2004, we had $673 million of risk in force on second-lien mortgages, compared to $725 million of risk at December 31, 2003. We present certain of our financial results and other statistics related to second-lien mortgages separately from our presentation of financial results and other statistics related to primary insurance.

Credit Enhancement on Net Interest Margin Securities

We provide credit enhancement on NIMs. A NIM represents the securitization of the excess cash flow from a mortgage-backed transaction. The majority of this excess cash flow consists of the spread between the interest rate on the mortgage-backed security and the interest rate on the underlying mortgages. Historically, mortgage issuers would have earned this excess interest over time as mortgages age, but recent market efficiencies have enabled mortgage issuers to sell their residual interests to investors in the form of NIM bonds. We provide credit enhancement on these bonds. In 2004, we wrote $273 million of insurance risk on NIMs. At December 31, 2004, we had $312 million of risk in force on NIMs, compared to $299 million at December 31, 2003.

Non-Prime Loans

We believe that non-prime lending programs represent the largest area for future growth in the mortgage insurance industry, and we have increased and expect to continue to increase our insurance written in this area. During 2004, non-prime business accounted for $16.4 billion or 36.6% of our primary new insurance written in our mortgage insurance business (61.9% of which was Alt-A), compared to $27.4 billion or 40.1% in 2003 (73.0% of which was Alt-A). At December 31, 2004, non-prime insurance in force was $35.7 billion or 31.0% of total primary insurance in force, compared to $37.8 billion or 31.5% of total primary insurance in force at December 31, 2003.

Within our non-prime lending program, we have defined three categories of loans that we insure: Alt-A, A minus and B/C loans. We use credit-scoring mechanisms to assist us in predicting loan performance and in categorizing loans as Alt-A, A minus or B/C loans. The Fair Isaac and Company (“FICO”) model calculates a credit score based on a borrower’s credit history among other factors. This credit score is used to estimate the future performance of a loan over a one- or two-year time horizon. The higher the credit score, the lower the likelihood that a borrower will default on a loan. We have continued to limit our participation in these non-prime markets to mostly Alt-A and A minus loans rather than B/C loans and we have targeted the business insured to specific lenders with proven good results and servicing experience in this area.

Alt-A Loans.    We define Alt-A loans as loans where the borrower’s FICO score is 620 or higher and where the loan documentation has been reduced or eliminated. Alt-A borrowers generally have a similar credit profile to prime borrowers, but these loans are underwritten with reduced or no documentation and verification of information. We typically charge a higher premium rate for this business due to the reduced documentation. Alt-A loans tend to have higher balances than other loans that we insure. We consider Alt-A business to be more risky than prime business, particularly Alt-A loans to borrowers with FICO scores below 660. We insure Alt-A loans with FICO scores ranging from 620 to 660, but we have measures in place to limit this exposure and we charge a significantly higher premium for the level of increased risk on these loans. Alt-A loans represented 19.1% of total primary mortgage risk in force at the end of 2004 and made up 22.7% of our primary new insurance written in 2004, compared to 29.3% of primary new insurance written in 2003. The delinquency rate on Alt-A loans was 6.5% at December 31, 2004, compared to 5.3% at December 31, 2003. Claims paid on Alt-A loans were $85.1 million in 2004, compared to $56.2 million in 2003.

A Minus Loans.    We define A minus loans as loans where the borrower’s FICO score ranges from 570 to 619. This product comes to us through structured transactions where the insurance typically is lender-paid and through flow business where the borrower pays the insurance premium. We also receive a significantly higher premium for insuring this product that is commensurate with the increased default risk. We also classify certain Fannie Mae Desktop Underwriter and Freddie Mac Loan Prospector automated underwriting system loan-level responses as A minus, regardless of the FICO score. Our pricing of A minus loans is tiered into four levels based on the FICO score, with increased premiums at each descending tier of FICO score. A minus loans represented 10.4% of our total primary mortgage risk in force at the end of 2004 and made up 11.2% of our primary new insurance written in 2004, compared to 9.7% of primary new insurance written in 2003. The delinquency rate on A minus loans was 11.2% at December 31, 2004, compared to 9.6% at December 31, 2003. Claims paid on A minus loans were $69.6 million in 2004, compared to $47.3 million in 2003.

B/C Loans.    We define B/C loans as loans where the borrower’s FICO score is below 570, and we have no approved programs to insure B/C loans. However, some pools of loans submitted for insurance as structured transactions contain B/C loans. We price these structured transactions to reflect a higher premium on B/C loans due to the increased default risk associated with these types of loans. B/C loans represented 2.4% of total primary mortgage risk in force at the end of 2004 and made up approximately 2.8% of total primary new insurance written during 2004, compared to 1.1% of total primary new insurance written in 2003. The delinquency rate on B/C loans was 15.7% at December 31, 2004, compared to 17.2% at December 31, 2003. Claims paid on B/C loans were $25.8 million in 2004, compared to $24.4 million in 2003.

Reinsurance of Non-Prime Risk

In 2004, we developed an innovative way to manage our internal credit limits through unaffiliated reinsurance companies funded by the issuance of credit-linked notes in the capital markets. On August 3, 2004, we entered into a reinsurance agreement under which we ceded a significant portion of the risk associated with an $882 million portfolio of first-lien, non-prime residential mortgage loans that we insure. Our counterparty under the reinsurance agreement is SMART HOME Reinsurance 2004-1 Limited (“Smart Home”), a Bermuda reinsurance company that is not affiliated with us and was formed solely to enter into the reinsurance arrangement. Smart Home was funded in the capital markets by the issuance of credit-linked notes rated between AA and BB by S&P, and between Aa2 and Ba1 by Moody’s, that were issued in separate classes related to loss coverage levels on the reinsured portfolio. We anticipate retaining the risk associated with the first loss coverage levels and may retain or sell, in a separate risk transfer agreement, the risk associated with the AAA-rated coverage level.

Holders of the Smart Home credit-linked notes bear the risk of loss from losses paid to us under the reinsurance agreement. Smart Home will invest the proceeds of the notes in high-quality short-term investments approved by S&P and Moody’s. Income earned on those investments and a portion of the reinsurance premiums we pay will be applied to pay interest on the notes as well as certain of Smart Home’s expenses. The liquidation proceeds from the investments will be used to pay reinsured loss amounts to us, and any remaining proceeds will be applied to pay principal on the notes.

In February of 2005, we completed a second reinsurance agreement under which we ceded a portion of the risk associated with a $1.68 billion portfolio of first-lien, non-prime mortgages that we insured.

Captive Reinsurance

In captive reinsurance, a mortgage lender sets up a reinsurance company that assumes part of the risk associated with the mortgage lender’s mortgages insured on a flow basis. In return for the reinsurance company’s assumption of risk, the mortgage insurer cedes a portion of its mortgage insurance premiums to the reinsurance company. In most cases, the risk assumed by the reinsurer is an excess layer of aggregate losses that would be penetrated only in a situation of adverse loss development, in effect providing the mortgage insurer with a form of stressed loss coverage. Captive reinsurance arrangements continue to grow in popularity, and a larger percentage of our business participates in these arrangements at increasing percentage levels. We believe that these arrangements provide an incentive for lenders to funnel relatively high-quality loans into captives. They also provide risk sharing and capital relief for us. Given the complexity of these arrangements and their impact on our profitability, we evaluate the level of revenue sharing against the risk sharing on a customer-by-customer basis.

We had approximately 52 active captive reinsurance agreements in place at December 31, 2004, compared to 45 that were in place at December 31, 2003. We may enter into several new agreements or modify existing agreements in 2005, some with large national lenders. Premiums ceded to captive reinsurance companies in 2004 were $87.3 million, representing 11.3% of total direct mortgage insurance premiums earned, as compared to

$73.6 million, or 10% in 2003. Primary new insurance written in 2004 that had captive reinsurance associated with it was $17.8 billion, or 39.7% of our total primary new insurance written, as compared to $21.9 billion, or 32.1% in 2003.

We have entered into risk/revenue sharing arrangements with the GSEs whereby the primary insurance coverage amount on certain loans is recast and our overall risk is reduced in return for a payment made to the GSEs. Premiums ceded under these programs in 2004 were not significant.

Delegated Underwriting

We have a delegated underwriting program with a significant number of our customers. Our delegated underwriting program currently involves only lenders that are approved by our risk management area. The delegated underwriting program allows the lender to commit us to insure loans that meet agreed-upon underwriting guidelines. Delegated loans are submitted to us in various ways—fax, electronic data interchange and through the Internet. We routinely audit loans submitted under this program. As of December 31, 2004, approximately 30% of the risk in force on our books was originated on a delegated basis, compared to 27% as of December 31, 2003.

Contract Underwriting

We utilize our underwriting skills to provide an outsourced underwriting service to our customers, known as contract underwriting. For a fee, we underwrite fully documented loan files for secondary market compliance, while concurrently assessing the file for mortgage insurance if applicable. Contract underwriting continues to be a popular service to mortgage insurance customers. During 2004, loans underwritten via contract underwriting accounted for 20.6% of applications, 19.6% of commitments for insurance and 17.9% of insurance certificates issued. We provide recourse to our customers on loans we underwrite for compliance. If we make a material error in underwriting a loan, we agree to provide a remedy of either placing mortgage insurance coverage on the loan or purchasing the loan. During 2004, we processed requests for remedies on less than 1% of the loans underwritten and sold a number of loans previously acquired as part of the remedy process. We had total losses from sales and remedies in 2004 of approximately $3.5 million. Providing these remedies means we assume some credit risk and interest rate risk if an error is found during the limited remedy period in the agreements governing our provision of contract underwriting services. Rising mortgage interest rates or an economic downturn may expose the mortgage insurance business to higher losses. In 2003, we had provisions for contract underwriting remedies of $2.9 million. In 2004, our provisions were approximately $12.0 million and our reserve at December 31, 2004 was $7.3 million. We closely monitor this risk and negotiate our underwriting fee structure and recourse agreements on a client-by-client basis.

International Mortgage Insurance Operations

We carefully review and assess international markets for opportunities to expand our mortgage insurance operations. On several occasions, through our domestic subsidiaries, we have provided credit protection on pools of mortgages in the United Kingdom and in the Netherlands, and we are in the process of applying for authorization to conduct operations in the United Kingdom. In 2004 and early 2005, we entered into two mortgage reinsurance transactions in Australia. In early 2005, we entered into a relationship with Standard Charter Bank (Hong Kong) Limited, one of the largest mortgage lenders in Hong Kong, to serve as its exclusive provider of mortgage insurance. We are in the process of applying for branch authorization in Hong Kong, which will enable us to expand our international business in the Asian markets.

Financial Guaranty Business

We entered the financial guaranty business through our 2001 acquisition of Enhance Financial Services Group Inc. (“EFSG”), a New York-based insurance holding company that primarily insures and reinsures credit-based risks. Financial guaranty insurance provides an unconditional and irrevocable guaranty to the holder of a financial obligation of full and timely payment of principal and interest when due. Financial guaranty reinsurance provides for reimbursement to the primary insurer when that insurer is obligated to pay principal and interest on an insured obligation. In the event of default, payments under the insurance policy generally may not be accelerated without the insurer’s approval, and the holder continues to receive payments of principal and interest as if no default had occurred. Also, the insurer often has recourse against the issuer and/or any related collateral for amounts the insurer pays under the terms of the policy. Premiums almost always are non-refundable and are invested upon receipt. Premiums paid in full at inception are recorded as revenue (“earned”) over the life of the obligation (or the coverage period if shorter). Premiums paid in installments generally are recorded as revenue in the accounting period in which coverage is provided. This long and relatively predictable premium earnings pattern is characteristic of the financial guaranty insurance industry and provides a relatively predictable source of future revenues.

The issuer of an obligation generally pays the premiums for financial guaranty insurance either in full at the inception of the policy or, in the case of most structured finance transactions, in monthly, quarterly, semi-annual or annual installments from the cash flow of the related collateral. For public finance transactions, premium rates typically are stated as a percentage of debt service, which includes total principal and interest. For structured finance transactions, premium rates typically are stated as a percentage of the total principal. The establishment of a premium rate for a transaction reflects some or all of the following factors:

•	issuer-related factors, such as the issuer’s credit strength and sources of income;

•	obligation-related factors, such as the type of issue, the type and amount of collateral pledged, the revenue sources and amounts, the nature of any restrictive covenants and the length of time until the obligation’s stated maturity; and

•	insurer- and market-related factors, such as rating agency capital charges, competition, if any, from other insurers and the credit spreads in the market available to pay premiums.

The majority of insured public finance and structured finance transactions are guaranteed by AAA-rated monoline financial guaranty insurers. As a AA-rated company, our financial guaranty business targets distinct markets. There generally is a higher interest cost to the issuer by using AA credit enhancement as compared to AAA, but in some cases the additional overall cost to the issuer of AAA credit enhancement exceeds the higher interest costs an issuer may incur with AA enhancement. AA insurance also can provide significant value over uninsured executions in select markets. Finally, in some markets, issuers and other counterparties receive no additional rating agency credit for purposes of capital requirements and single risk limits from a AAA enhancement level as compared to a AA enhancement level.

Our financial guaranty business offers the following products:

•	insurance of public finance obligations, which include tax-exempt and taxable indebtedness of states, counties, cities, utility districts and other political subdivisions, bonds issued by sovereign and sub-sovereign entities and project financings for obligors such as airports, higher education and health care facilities, where the issuers and the insured obligations predominantly are rated investment-grade;

•	insurance of structured finance transactions, consisting of funded and synthetic asset-backed obligations that are payable from or tied to the performance of a specific pool of assets and that offer a defined cash flow. Examples include residential and commercial mortgages, a variety of consumer loans, corporate loans and bonds, trade and export receivables and equipment, real property leases and collateralized corporate debt obligations, including obligations of counterparties under derivative transactions and credit default swaps. Either the servicers of these obligations or our counterparty, as applicable, is generally rated investment-grade, as are the insured obligations; and

•	reinsurance of public finance, structured finance and trade credit obligations in which we generally rely on the underwriting performed by the primary insurer.

The following table summarizes the net premiums written and earned for the indicated financial guaranty lines of business for 2004, 2003 and 2002:

	Year Ended December 31
	2004	2003	2002
	(in thousands)
Net Premiums Written:
Public Finance Direct	$52,279	$85,178	$62,849
Public Finance Reinsurance	74,777	81,877	48,130
Structured Direct	94,423	88,053	66,644
Structured Reinsurance	32,112	48,702	60,297
Trade Credit Reinsurance	59,262	64,827	48,416

	312,853	368,637	286,336
Impact of Recapture (1)	(96,417)	—	—

Total net premiums written	$216,436	$368,637	$286,336

Net Premiums Earned:
Public Finance Direct	$26,643	$18,277	$14,717
Public Finance Reinsurance	41,651	51,118	39,228
Structured Direct	78,292	73,720	42,534
Structured Reinsurance	33,001	48,497	57,597
Trade Credit Reinsurance	60,236	56,951	32,557

	239,823	248,563	186,633
Impact of Recapture (1)	(24,892)	—	—

Total net premiums earned	$214,931	$248,563	$186,633

(1)	Amounts represent the immediate impact of the recapture of previously ceded business by one of the primary insurer customers of our financial guaranty reinsurance business in the first quarter of 2004.

Credit derivatives are classified as derivatives under Statement of Financial Accounting Standards No. 133. The mark-to-market position on derivatives must be accounted for as either assets or liabilities on the Consolidated Balance Sheets, and measured at fair value. Although there is no cash flow from “marking-to-market,” net changes in the fair value of the derivatives are reported in the Consolidated Statements of Income. Structured direct net premiums written and earned for 2004 included $66.1 million and $50.3 million, respectively, of credit enhancement fees on derivative financial guaranty contracts, compared to $54.1 million and $42.0 million in 2003 and $40.4 million and $19.8 million in 2002.

Merger of Radian Asset Assurance and Radian Reinsurance

In June 2004, we merged our two main financial guaranty operating subsidiaries, Radian Asset Assurance Inc. (“Radian Asset Assurance”) and Radian Reinsurance Inc. (“Radian Reinsurance Inc.”) with Radian Asset Assurance as the surviving company. Through this merger, the financial guaranty reinsurance business formerly conducted by Radian Reinsurance was combined with the direct financial guaranty business conducted by Radian Asset Assurance. The merger combined the assets, liabilities and shareholder’s equity of the two companies and the combined company is rated Aa3 (stable outlook) by Moody’s Investor Service (“Moody’s”), AA (negative outlook) by Standard & Poor’s Insurance Rating Service (“S&P”) and AA (stable outlook) by Fitch Ratings (“Fitch”), which correspond to the ratings assigned to Radian Asset Assurance immediately before the merger. In May 2004, Moody’s provided Radian Asset Assurance with an initial insurance financial strength rating of Aa3. Concurrently, and in anticipation of the merger, Moody’s downgraded the insurance financial strength rating of Radian Reinsurance from Aa2 to Aa3. As a result of this downgrade, two of the primary insurer customers of our financial guaranty reinsurance business had the right to recapture previously written business ceded to our financial guaranty business. One of these customers has agreed, without cost to or concessions by us, to waive its recapture rights. On November 8, 2004, the remaining primary insurer customer with recapture rights notified us of its intent to recapture, effective February 28, 2005, $6.4 billion of par in force that it had ceded to our financial guaranty business through December 31, 2004. Despite the recapture, the primary insurer customer also informally advised us that, going forward, the customer intends to continue its reinsurance relationship with us on the same terms as before the May 2004 downgrade. In March of 2005, without cost to or concessions by us, this customer waived its remaining right to recapture $5.2 billion of additional par in force that it had ceded to our financial guaranty business through December 31, 2004.

Public Finance

Financial guaranty of public finance obligations provides credit enhancement of bonds, notes and other evidences of indebtedness issued by states and their political subdivisions (for example, counties, cities, or towns), utility districts, public and private non-profit universities and hospitals, public housing and transportation authorities, and other public and quasi-public entities. Municipal bonds are supported by the issuer’s taxing power in the case of general obligation bonds, dedicated taxes, or by its ability to impose and collect fees and charges for public services or specific projects in the case of most revenue bonds. Insurance provided to the public finance market has been and continues to be a major source of revenue for our financial guaranty business. Public Finance direct represented 16.7% of Financial Guaranty net premiums written in 2004 (excluding the impact of the recapture that occurred in the first quarter of 2004), down from 23.1% in 2003.

The drop in premiums was primarily attributable to three factors: a decrease in new issue volume, competition from other financial guaranty companies and a tightening credit-spread environment. Municipal issuance declined 6% to $360.2 billion from a record $383.7 billion in 2003, but was up slightly compared to $358.8 billion issued in 2002. Insured penetration by the AAA-rated insurers reached a record high of 53.5% in 2004, resulting in fewer opportunities for us to add value while maintaining adequate returns on capital. We were faced with increased competition from relatively new entrants to the financial guaranty market. In addition, existing financial guaranty companies began insuring credits that we may have insured in recent years. Finally, due to compression in spreads between insured and uninsured execution, premium rates dropped to an average of 153 basis points, down from 192 basis points, and insured par decreased by 20% year-over-year.

Structured Finance

The structured finance market includes the market for both synthetic and funded asset-backed obligations, as well as the market for collateralized debt obligations. At December 31, 2004, we had $10.7 billion of notional exposure related to the direct insurance of 71 structured transactions, compared to $7.2 billion related to 46 transactions at December 31, 2003.

Funded asset-backed obligations usually take the form of a secured interest in a pool of assets, such as residential or commercial mortgages or credit card or auto loan receivables. Funded asset-backed securities also may be secured by a few specific assets, such as utility mortgage bonds and multi-family housing bonds. In low interest rate environments and when credit spreads are tight, as was the case in 2004, our ability to participate in the funded asset-backed market is severely limited.

Synthetic transactions are tied to the performance of a pool of assets, but are not secured by those assets. Most of the synthetic transactions we insure are collateralized debt obligations, where we assume credit risk on defined portfolios of corporate credits, some of which consist of synthetic mortgage-backed securities or other synthetic consumer asset-backed securities. The transfer of this type of credit risk is referred to as a synthetic credit default swap. Credit default swaps may require settlement of a credit event without financial loss actually being incurred by the counterparty and are accounted for as derivatives in accordance with Statement of Financial Accounting Standards No. 133.

With respect to collateralized debt obligations, we generally are required to make payments to our counterparty upon the occurrence of specified credit-related events related to the senior unsubordinated debt obligations or the bankruptcy of the issuer contained within investment-grade pools. These investment-grade pools can range in size from 50 to 500 or more obligors. Typically, we provide protection up to a specified exposure amount that tends to range from $10.0 million to $15.0 million per obligor, with an aggregate exposure of $20.0 million to $450.0 million per transaction, though the exposure amounts vary on a transaction-by-transaction basis. To manage the amount of risk we incur on these transactions, we have set internal limits as to the aggregate risk per obligor, industry sector and tranche size that we are willing to insure, and we comply with applicable insurance regulations limiting the size and composition of the pools we insure. We also have developed a methodology for aggregating risk across insured pools. See “Risk Management –Financial Guaranty” for additional information regarding our risk management.

The same obligor may exist in a number of our structured finance transactions. The 10 largest corporate obligors, measured by gross nominal exposures, in our direct written book as of December 31, 2004 ranged from $487.0 million to $640.0 million, compared to a range of $313.0 million to $390.5 million as of December 31, 2003. However, because each transaction has a distinct subordination requirement, prior credit events would have to occur with respect to other obligors in the pool before we would have an obligation to pay in respect of any particular obligor, meaning that our actual exposure to each corporate obligor is significantly less than our nominal exposure. We monitor not only the nominal exposure for each obligor for which we provide protection, but also risk-adjusted measures, taking into account, among other factors, our assessments of the relative risk that would be represented by direct exposure to the particular obligor and the remaining subordination in the transactions in which we are exposed to a particular obligor. Initial subordination before we are obligated to pay ranges from 2.0% to 30.7% of the initial total pool size. As of December 31, 2004, the initial subordination for our directly written protection ranged from $13.0 million to $460.0 million, and the subordination remaining for these transactions ranged from $4.0 million to $460.0 million.

The following table shows the gross par amounts of structured finance transactions we originated in each of the years presented:

Type	2004	2003	2002
	(in millions)
Collateralized debt obligations	$4,630	$4,986	$4,456
Asset-backed obligations	2,010	5,507	5,926
Other	379	395	546

Total structured finance	$7,019	$10,888	$10,928

The following table shows the gross par outstanding on structured finance transactions for each of the years presented:

Type	2004	2003	2002
	(in millions)
Collateralized debt obligations	$13,156	$10,187	$6,659
Asset-backed obligations	7,927	14,019	11,347
Other	912	1,010	1,168

Total structured finance	$21,995	$25,216	$19,174

The net par outstanding is not materially different from the gross par outstanding.

Financial Guaranty Reinsurance

We provide reinsurance on direct financial guarantees written by other primary insurers. Reinsurance is the commitment by one insurance company, the “reinsurer,” to reimburse another insurance company, the “ceding company,” for a specified portion of the insurance risks underwritten by the ceding company. Because the insured party contracts for coverage solely with the ceding company, the failure of the reinsurer to perform does not relieve the ceding company of its obligation to the insured party under the terms of the insurance contract. Similarly, the failure of the ceding company to perform does not relieve the reinsurer’s obligations to the ceding company under the reinsurance contract.

We have reinsurance agreements with each of the monoline financial guaranty primary insurers. These reinsurance agreements generally are subject to termination (i) upon written notice (ranging from 90 to 120 days) before the specified deadline for renewal, (ii) at the option of the ceding company if we fail to maintain certain financial, regulatory and rating agency criteria that are equivalent to or more stringent than those that our financial guaranty operating subsidiaries are otherwise required to maintain for their own compliance with the New York insurance law and to maintain a specified financial strength rating for the particular insurance subsidiary or (iii) upon certain changes of control. Upon termination under the conditions set forth in (ii) and (iii) above, we may be required (under some of the reinsurance agreements) to return to the ceding company all unearned premiums, less ceding commissions, attributable to reinsurance ceded pursuant to these agreements. Upon the occurrence of the conditions set forth in (ii) above, whether or not an agreement is terminated, we may be required to obtain a letter of credit or alternative form of security to collateralize our obligation to perform under that agreement or we may be obligated to increase the level of ceding commissions paid. These and other matters associated with a downgrade in our subsidiaries’ ratings are discussed in further detail in the section entitled “Ratings” below.

Reinsurance allows a ceding company to write greater single risks and greater aggregate risks while remaining in compliance with the risk limits and capital requirements of applicable state insurance laws and rating agency guidelines. State insurance regulators allow ceding companies to reduce the liabilities appearing on their balance sheets to the extent of reinsurance coverage obtained from licensed reinsurers or from unlicensed reinsurers meeting certain solvency and other financial criteria. Similarly, the rating agencies permit a reduction in both exposures and liabilities ceded under reinsurance agreements, with the amount of credit permitted dependent on the financial strength rating of the reinsurer.

The principal forms of reinsurance are treaty and facultative. Under a treaty arrangement, the ceding company is obligated to cede, and the reinsurer is obligated to assume, a specified portion of all risks, within ranges, of transactions deemed eligible for cession by the terms of the treaty. Limitations on transactions deemed eligible for cession typically focus on size, security and ratings of the insured obligation. Each treaty is entered into for a defined term, generally one year, with renewals upon mutual consent and rights to early termination under certain circumstances (although the reinsurance risk thereafter extends for the life of the respective underlying obligations). In treaty reinsurance, there is a risk that the ceding company may select weaker credits or proportionally larger amounts to cede to reinsurers. However, we mitigate this risk by requiring the ceding company to retain a sizable minimum portion of each ceded risk and include limitations on individual transactions and on aggregate amounts within each type of transaction. Under a facultative agreement, the ceding company has the option to offer, and the reinsurer has the option to accept, a portion of specific risks, usually in connection with particular obligations. Unlike under a treaty agreement, where the reinsurer generally relies on the ceding company’s credit analysis, under a facultative agreement, the reinsurer often performs its own underwriting and credit analysis to determine whether to accept the particular risk. The majority of our financial guaranty reinsurance is provided under treaty arrangements.

Reinsurance typically is written on either a proportional or non-proportional basis. Proportional relationships are those in which the ceding company and the reinsurer share a proportionate amount of the premiums and the losses of the risk group subject to reinsurance. In addition, the reinsurer generally pays the ceding company a commission, which typically is related to the ceding company’s underwriting and other expenses in connection with obtaining the business being reinsured. Non-proportional reinsurance can be done on an excess-of-loss or first-loss basis. An excess-of-loss reinsurance agreement provides coverage to a ceding company up to a specified dollar limit for losses, if any, incurred by the ceding company in excess of a specified threshold amount. A first-loss reinsurance agreement is a form of structural credit enhancement that provides coverage to the ceding company on the first dollar of loss. The majority of our financial guaranty business is originated on a proportional basis.

European Operations

Our financial guaranty segment includes Radian Asset Assurance Limited (“RAAL”), a subsidiary of Radian Asset Assurance that is authorized to enter into insurance transactions in the United Kingdom. We believe that, through RAAL, we will have additional opportunities to write financial guaranty insurance in the United Kingdom and, subject to compliance with the European passporting rules, in seven other countries in the European Union. In July of 2004, RAAL received initial ratings of AA (negative outlook) from S&P and AA from Fitch. We expect that these ratings will better position RAAL to continue to build its structured products business in the United Kingdom and throughout the European Union through the European passport system. In September 2004, the Financial Services Authority granted a license to Radian Financial Products Limited, another subsidiary of Radian Asset Assurance, to trade as a Category A Securities and Futures Firm, allowing us to develop a range of derivatives-based credit-risk solutions for clients in the United Kingdom and throughout the European Union.

Other Financial Guaranty Businesses

Our financial guaranty business provides reinsurance to many of the major primary insurers of trade credit exposures. Trade credit insurance protects sellers of goods under certain circumstances against non-payment of their receivables, and covers receivables where the buyer and seller are in the same country, as well as cross-border receivables. In the latter instance, the coverage sometimes extends to certain political risks (foreign currency controls, expropriation, etc.) that potentially could interfere with the payment from the buyer.

We owned a 36.0% interest in EIC Corporation Ltd. (“Exporters”), an insurance holding company that, through its wholly owned insurance subsidiary licensed in Bermuda, insures primarily foreign trade receivables for multinational companies. In December 2004, we sold our interest in Exporters for $4.0 million, recording a loss of $1.2 million on the sale. We have provided significant reinsurance capacity to Exporters on a quota-share, surplus-share and excess-of-loss basis, through Radian Reinsurance (Bermuda) Limited. The amount of this reinsurance exposure at December 31, 2004 was $137.2 million and will run off over a period of approximately seven years. We currently have reserves of $11.9 million for this exposure.

Financial Services

Our financial services business consists primarily of our 46% ownership interest in Credit-Based Asset Servicing and Securitization LLC (“C-BASS”) and our 41.5% interest in Sherman Financial Services Group LLC (“Sherman”). Effective January 1, 2003, Sherman’s management exercised its right to acquire additional ownership of Sherman, reducing our ownership interest from 45.5% to 41.5%. C-BASS is a mortgage investment and servicing firm specializing in credit-sensitive, single-family residential mortgage assets and residential mortgage-backed securities. C-BASS invests in whole loans, single-family residential properties that have been, or are being, foreclosed and subordinated securities, known as “B pieces,” collateralized by residential loans and seller-financed notes. By using sophisticated analytics, C-BASS essentially seeks to take advantage of what it believes to be the mispricing of credit risk for certain of these assets in the marketplace. In addition, C-BASS’s residential mortgage servicing company, Litton Loan Servicing LP (“Litton”), which specializes in loss mitigation, default collection, collection of insurance claims and guaranty collections under government-sponsored mortgage programs, services whole loans and real estate. Litton’s subsidiaries service, buy and sell seller-financed loans. As part of its investment strategy, C-BASS holds some assets on its books, securitizes certain assets and sells other assets directly into the secondary market. We also engage C-BASS in the management of the acquisition and sale of certain residential mortgage-backed securities, for which we pay them a fee. These securities are included in other invested assets on our consolidated balance sheets.

Sherman is a consumer asset and servicing firm specializing in purchases of and services related to charged-off and bankruptcy plan consumer assets and charged-off high loan-to-value mortgage receivables that it purchases at deep discounts from national financial institutions and major retail corporations. We have provided to Sherman a $150 million financial guaranty policy in connection with a structured financing of a pool of receivables previously acquired by Sherman.

In December 2003, we announced that we would cease operations at RadianExpress.com Inc. (“RadianExpress”). Our decision followed our receipt in July 2003 of a decision by the California Commissioner of Insurance sustaining a California cease and desist order applicable to our offering of our Radian Lien Protection product. The California Superior Court’s denial is on appeal, but the decision significantly reduced the potential for increased revenues at RadianExpress, which was the entity through which Radian Lien Protection sales would have been processed. During the first quarter of 2004, RadianExpress ceased processing new orders and is completing the final processing of remaining transactions.

We are seeking to sell or otherwise dispose of the remaining assets and operations of Singer Asset Finance Company L.L.C. (“Singer”), an entity acquired in connection with our acquisition of EFSG. We have sold portions of the business to the extent possible. The remainder of the business is operating on a run-off basis. Singer had been engaged in the purchase, servicing and securitization of assets including state lottery awards and structured settlement payments. Its operations consist of servicing and/or disposing of Singer’s previously originated assets and servicing of Singer’s non-consolidated special-purpose vehicles.

Defaults and Claims

Defaults

The default and claim cycle in the mortgage insurance business begins with the mortgage insurer’s receipt of a default notice from the insured. Generally, our master policy of insurance requires the insured to notify us of a default within 15 days after the loan has become 60 days past due. The insured must notify us within 45 days if the borrower fails to remit his or her first payment. Defaults occur due to a variety of factors, including death or illness, unemployment or other events reducing the borrower’s income, such as divorce or other marital problems.

The following table shows the number of primary and pool loans insured, related loans in default and the percentage of loans in default (default or delinquency rate) as of the dates indicated:

	December 31
	2004	2003	2002
Primary Insurance:
Prime
Number of insured loans in force	610,480	640,778	698,910
Number of loans in default (1)	19,434	22,156	21,483
Percentage of loans in default	3.2%	3.5%	3.1%
Alt-A
Number of insured loans in force	128,010	138,571	102,839
Number of loans in default (1)	8,339	7,343	5,300
Percentage of loans in default	6.5%	5.3%	5.2%
A Minus and below
Number of insured loans in force	104,672	110,054	79,871
Number of loans in default (1)	12,678	12,497	9,005
Percentage of loans in default	12.1%	11.4%	11.3%
Total Primary Insurance
Number of insured loans in force	843,162	889,403	881,620
Number of loans in default (1)	40,451	41,996	35,788
Percentage of loans in default	4.8%	4.7%	4.1%
Pool Insurance (2):
Number of insured loans in force	583,568	599,140	593,405
Number of loans in default (1)	6,749	5,738	6,554
Percentage of loans in default	1.2%	0.9%	1.1%

(1)	Loans in default exclude loans 60 days or fewer past due and loans in default for which we believed it to be doubtful that we would be liable for a claim payment, in each case as of December 31 of each year.
(2)	Includes traditional and modified pool insurance of prime and non-prime first-lien mortgages.

Regions of the United States may experience different default rates due to varying economic conditions. The following table shows the primary mortgage insurance default rates by our defined regions as of the dates indicated, including prime and non-prime loans:

	December 31
	2004	2003	2002
East of Mississippi	5.45%	5.24%	4.48%
West of Mississippi	3.90	3.85	3.37
Other (1)	3.85	3.75	3.08

(1)	Includes Alaska, Hawaii and Guam.

As of December 31, 2004, primary mortgage insurance default rates for our two largest states measured by risk in force, California and Florida, were 2.1% and 4.1% respectively, compared to 2.4% and 4.5% respectively, at December 31, 2003.

Claims

Depending on applicable state foreclosure law, a claim generally is not paid until 12 to 18 months following default on a mortgage. In our mortgage insurance business, the insured lender is required to obtain title to the property before submitting a claim. Upon receipt of a valid claim, we generally have the following three settlement options:

(1)	pay the maximum liability – determined by multiplying the claim amount by the applicable coverage percentage – and allow the insured lender to keep title to the property;

(2)	pay the deficiency amount (not to exceed our maximum liability) following an approved sale; or

(3)	pay the full claim amount and acquire title to the property.

In general, we base our selection of a settlement option on the value of the property. In 2004, we settled 73% of claims by paying the maximum liability, 26% by paying the deficiency amount following approved sale and less than 1% by paying the full claim amount and acquiring title to the property. Strong property values over the past few years have presented us with increased loss mitigation opportunities, thereby allowing us to avoid paying the maximum liability in a significant percentage of cases.

Mortgage insurance claim volume is influenced by the circumstances surrounding the default. Claim volume also is affected by local housing prices and housing supply, interest rates and unemployment levels. Claim volume in our mortgage insurance business is not evenly spread through the coverage period of our book of business. Historically, most claims under mortgage insurance policies on prime loans occur during the third through fifth year after issuance of the policies, and on non-prime loans during the second through fourth year after issuance of the policies. After those peak years, the number of claims received historically has declined at a gradual rate, although the rate of decline can be affected by macroeconomic factors. Approximately 80.4% of the primary risk in force, including most of our risk in force on alternative products, and approximately 30.4% of the pool risk in force at December 31, 2004 had not yet reached its anticipated highest claim frequency years. Because it is difficult to predict both the timing of originating new business and the run-off rate of existing business, it also is difficult to predict, at any given time, the percentage of risk in force that will reach its highest claim frequency years on any future date.

The following table shows claims paid information for primary mortgage insurance for the periods indicated:

	Year Ended December 31
	2004	2003
	(in thousands)
Direct claims paid:
Prime	$140,822	$120,150
Alt-A	85,124	56,203
A minus and below	95,438	71,655
Seconds	42,969	23,148

Total	$364,353	$271,156

States with highest claims paid:
Texas	$32,783	$19,870
Georgia	31,874	26,552
Ohio	21,149	11,725
North Carolina	21,127	13,153
Colorado	18,681	9,949
Average claim paid:
Prime	$24.1	$24.2
Alt-A	38.6	40.1
A minus and below	27.1	26.1
Seconds	27.0	26.0
Total	$27.7	$27.1

The disproportionately higher incidence of claims in Georgia is directly related to a significant amount of defaulted loans with reported property values that our risk management department believed to be questionable. Our risk management department identified this issue several years ago and has implemented several property valuation checks and balances, such as the use of fraud detection software intended to prevent it from recurring. We are applying these same techniques to all of our mortgage insurance transactions. We expect the higher incidence of claims in Georgia to continue until loans originated in Georgia before we implemented these preventive measures become sufficiently seasoned. The higher incidence of claims in Texas resulted in part from unemployment levels that were higher than the national average and lower home price appreciation. We believe that claims in the Midwest and Southeast have been rising and will continue to rise due to the weak industrial sector of the economy.

In our direct financial guaranty business and with respect to some of the mortgage-backed securities insured by our mortgage insurance business, we typically are obligated to pay claims in an amount equal to defaulted payments on insured obligations on their respective due dates. In certain transactions insuring mortgage-backed securities, we also are obligated to pay principal when and if, but only to the extent, the outstanding principal balance of the insured obligations exceeds the value of the collateral insuring the bonds at the end of a reporting period (either monthly or quarterly). In our financial guaranty reinsurance business, net claim payments due to the ceding companies are typically deducted from premium amounts due us. For public finance, asset-backed and other structured products insured by our financial guaranty business, we underwrite to a remote-expected loss standard, which means that in a normal economic and operating environment, the assets underlying the financial guaranty perform within the range anticipated at origination and the transaction matures with no loss paid. However, in a stressed or unexpectedly negative economic or operating environment exceeding conditions that were reasonably anticipated at origination of the risk, losses may occur. Accordingly, the patterns of claim payments tend to fluctuate and may be low in frequency and high in severity. For trade credit protection reinsurance, we underwrite and price to encompass historical loss patterns experienced by us and by ceding companies in similar businesses. The claim payments in trade credit tend to follow the historical loss pattern of overall global economic conditions.

Loss Mitigation

Our mortgage insurance claims department consists of over 20 full-time employees dedicated to avoiding or minimizing losses. These experienced specialists pursue opportunities to mitigate loss before and after claims are received.

For pre-claim default situations, specialists focus on the following activities to reduce losses:

•	communication with the insured or the insured’s servicer to assure the timely and accurate reporting of default information;

•	prompt and appropriate responses to all loss mitigation opportunities presented by the mortgage servicer; and

•	proactive communication with the borrower, realtor or other individuals to maximize results and to increase the likelihood of a completed loss mitigation transaction.

For post-claim default situations, specialists focus on:

•	reviewing and processing valid claims in an accurate and timely manner;

•	promptly responding to post-sale savings presented by the insured; and

•	aggressively acting to dispose of real estate that we acquire through the payment of claims.

In our financial guaranty business, our risk management surveillance group is responsible for detecting any deterioration in credit quality or changes in the economic or political environment that could affect the timely payment of debt service on an insured transaction. Our surveillance procedures include periodic review of all exposures, focusing on those exposures with which we may have concerns. The specific procedures vary depending on whether the risk is public finance or structured finance, direct or reinsurance, but the general procedures we follow for surveillance of risks include:

•	defining the scope and depth of individual transaction review based on the credit profile of the transaction, its size and the specific transaction characteristics;

•	daily review of any changes to the rating for those transactions that have a public rating by any of the major rating agencies;

•	regular review of available news and other information, including from subscription services and public sources, regarding the issuer, the specific insured transaction or the related industry;

•	periodic meetings between risk management and the staff of the relevant business line to discuss issues;

•	review of financial and other information, including periodic audited financial statements, that we require the relevant issuer to supply, and such other information as it becomes publicly or otherwise available regarding the issuer or the specific insured transaction, and the preparation of annual written reports including that information, an internal credit scoring and a report on transaction performance against expectation. We also review compliance with transaction-specific covenants; and

•	additional scrutiny of transactions over a specified amount or for which a covenant or compliance breach has occurred, including consideration of additional monitoring, discussion with industry experts, investment bankers, and others, and discussions with management and/or site visits.

Our financial guaranty business conducts periodic reviews of direct insured transactions, at least annually, to determine their credit quality and performance. These reviews include an examination of the financial results, compliance and other factors that may be useful or necessary to consider. However, in our financial guaranty reinsurance business, the primary obligation for the determination and mitigation of claims rests with the primary insurer that ceded the risk to us. As a result, we rely on the primary insurers for loss determination and mitigation. We and the rating agencies conduct extensive reviews of the ceding companies and their procedures for determining and mitigating losses. Moreover, to help align the ceding company’s interests with our interests, the ceding company typically is required to retain at least 25% of the exposure on any single risk that we reinsure. As a part of its surveillance for reinsurance transactions, our financial guaranty business periodically re-evaluates the risk underwriting and management of treaty customers and monitors the reinsured portfolio’s performance.

As soon as our risk management department detects a problem, it works with the appropriate parties in an attempt to avoid a default. Claims generally can be mitigated by restructuring the obligation, enforcing in a timely fashion any security arrangements, and working with the issuer to solve management or potential political problems and, if appropriate, exercising applicable rights to replace problem parties. Issuers typically are under no obligation to restructure insured transactions to prevent losses, but oftentimes do not want to be associated with an obligation that experiences losses. We believe that early detection and continued involvement by our risk management group has reduced claims.

Loss Reserves – General

We have determined that the establishment of loss reserves in our businesses constitutes a critical accounting policy. Accordingly, more detailed descriptions of our policies are contained in “Management’s Discussion and Analysis of Results of Operations and Financial Condition” included in Part II, Item 7 of this report and in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this report.

Loss Reserves – Mortgage Insurance

In our mortgage insurance business, we establish reserves for losses and loss adjustment expenses (“LAE”) on defaults that have been reported and on an estimated number of defaults that we believe have occurred but have not been reported. LAE consists of the estimated cost of settling claims, including legal and other fees and expenses associated with administering the claims process. Statement of Financial Accounting Standards (“SFAS”) No. 60 specifically excludes mortgage guaranty insurance from its guidance relating to the reserve for losses. Consistent with accounting principles generally accepted in the United States of America (“GAAP”) and industry accounting practices, we do not establish loss reserves for future claims on insured loans that are not in default or believed to be in default. In determining the liability for unpaid losses related to reported outstanding defaults, we establish loss reserves on a case-by-case basis after we are notified that a borrower has failed to make at least two consecutive payments when due. The amount reserved for any particular loan depends on the loan’s characteristics, its status as reported by its servicer, and the economic conditions and estimated foreclosure period in the geographical area in which the default exists. We do not record reserves for mortgages that are in default if we believe it to be doubtful that we will be liable for the payment of a claim with respect to that default. With respect to delinquent loans that are in the early stage of delinquency, considerable judgment is exercised as to the adequacy of reserve levels. We rely on our historical models and make adjustments to our estimates based on current economic conditions and recent trend information. These adjustments in estimates for delinquent loans in the early stage of delinquency are more judgmental in nature than for loans that are in the later stage of delinquency. As the default progresses closer to foreclosure, the amount of loss reserve for that particular loan is increased, in stages, to approximately 100% of our exposure. If a default is cured, the reserve for that loan is removed from the reserve for losses and LAE. The curing process could cause an appearance of a reduction in reserves from prior years. We also reserve for defaults that have occurred but have not been reported using historical information on defaults not reported on a timely basis by lending institutions. We review these estimates on an ongoing basis and adjust the related liabilities as necessary.

The following table presents information relating to our liability for unpaid mortgage insurance claims and related expenses:

	2004	2003	2002
	(in millions)
Balance at January 1	$513.5	$484.7	$465.4
Add losses and LAE incurred in respect of default notices received in:
Current year	386.9	329.0	320.1
Prior years	14.0	(19.7)	(125.6)

Total incurred	400.9	309.3	194.5

Deduct losses and LAE paid in respect of default notices received in:
Current year	45.5	39.4	22.4
Prior years	309.3	241.1	152.8

Total paid	354.8	280.5	175.2

Balance at December 31	$559.6	$513.5	$484.7

The following table shows our mortgage insurance reserves by category:

	Year Ended December 31
	2004	2003
	(in thousands)
Primary Insurance
Prime	$204,780	$215,358
Alt-A	133,194	110,711
A minus and below	121,171	104,143
Pool insurance	58,233	48,069
Seconds/NIMs/Other	42,254	35,192

	$559,632	$513,473

Loss Reserves – Financial Guaranty

We establish reserves for losses and LAE in our financial guaranty business based on our estimate of case and non-specific losses, including expenses associated with settling losses on our insured and reinsured obligations. We record case reserves and related LAE when we determine that a default has occurred. The non-specific reserves represent our estimate of total expected losses, less provisions for case reserves. Generally, when a case reserve is established or adjusted, an offsetting adjustment is made to the non-specific reserve.

In January and February of 2005, we discussed with the SEC staff, both separately and together with other members of the financial guaranty industry, the differences in loss reserve practices followed by different financial guaranty industry participants. We understand from those discussions that the Financial Accounting Standards Board (the “FASB”) staff is considering whether additional accounting guidance is necessary to address the financial guaranty industry. When and if the FASB or the SEC reaches a conclusion on this issue, we and the rest of the financial guaranty industry may be required to change some aspects of our accounting policies. If the FASB or the SEC were to determine that we should account for our financial guaranty contracts differently, for example by requiring them to be treated solely as one or the other of short-duration or long-duration contracts under Statement of Financial Accounting Standards No. 60 (“SFAS No. 60”), this determination could impact our accounting for loss reserves, premium revenue and deferred acquisition costs, all of which are covered by SFAS No. 60. Management is unable to estimate what impact, if any, the ultimate resolution of this issue will have on our financial condition or operating results.

Our financial guaranty business generally experiences relatively higher loss levels in certain of its other insurance businesses, such as trade credit reinsurance, than in its financial guaranty business. We believe that the higher premiums we receive in these businesses, as well as the lower relative capital charges, adequately compensate us for the risks involved. Reserves for losses and LAE for trade credit reinsurance are based on reports and individual loss estimates received from ceding companies, net of anticipated estimated recoveries under salvage and subrogation rights. In addition, a reserve is included for losses and LAE incurred but not reported on trade credit reinsurance.

The following table shows information regarding the loss experience of our financial guaranty business for the years indicated:

	Year Ended December 31
	2004	2003	2002
	(in millions)
Reserve for losses and LAE at January 1	$276.9	$139.9	$123.2
Less reinsurance recoverables	2.3	2.2	0.2

Reserve for losses and LAE, net	274.6	137.7	123.0

Provision for losses and LAE
Occurring in current year	50.7	171.1	45.0
Occurring in prior years	5.2	(4.3)	3.8

Total	55.9	166.8	48.8

Payments for losses and LAE
Occurring in current year	5.0	8.4	8.7
Occurring in prior years	88.5	21.5	25.4

Total	93.5	29.9	34.1

Foreign exchange adjustment	2.1	—	—

Reserve for losses and LAE, net	239.1	274.6	137.7
Add reinsurance recoverables	2.3	2.3	2.2

Reserve for losses and LAE at December 31	$241.4	$276.9	$139.9

The provision for losses in 2004, 2003 and 2002 included $34.3 million, $38.7 million and $36.3 million, respectively, in connection with our trade credit and surety businesses. In addition, the provision for losses in 2003 includes $111.0 million related to a single manufactured housing transaction originated and serviced by Conseco Finance Corp.

The following table shows our financial guaranty reserves by category:

	Year Ended December 31
	2004	2003	2002
	(in thousands)
Specific	$52,142	$88,128	$76,869
Conseco Finance Corp.	80,343	111,000	—
Non-Specific/IBNR	108,895	77,779	63,003

Total	$241,380	$276,907	$139,872

Risk Management – General

We consider effective risk management to be critical to our long-term financial stability. Market analysis, prudent underwriting, the use of automated risk evaluation models and quality control are all important elements of our risk management process. We also evaluate our risk by reviewing our credit risk, market or funding risk, currency risk, interest rate risk, operational risk, and legal risk across all of our businesses, and developing risk-adjusted return on capital (“RAROC”) models where the measure of capital is based on economic stress capital.

During 2003, we implemented a redesigned credit committee structure applicable to both our mortgage insurance and financial guaranty businesses. Under this structure, an enterprise credit committee, consisting primarily of members of company-wide senior management, oversees individual credit committees organized by product line that include representatives of the product line, along with members of our credit policy, finance and legal departments. We believe that this redesigned credit committee structure enables us to more fully utilize the intelligence, knowledge, experience and skills available throughout our company to evaluate the risk in each subsidiary’s insurance in force and in proposed transactions.

Risk Management – Mortgage Insurance

Risk Management Personnel

Our mortgage insurance business has a comprehensive credit policy department responsible for overall portfolio monitoring/management, policy setting, policy/guidelines communication and comprehensive analytics. In addition to the centralized risk staff, our mortgage insurance business maintains a staff of operations risk managers throughout its geographic territories who partner both with its lenders and its field service center offices. The operations risk managers work with individual customers in evaluating loan programs, processes particular to risk and specific lender book of business performance. This effort is conducted along with our quality assurance department to ensure that guidelines, policies and procedures are adhered to on a regular basis. The mortgage insurance business employs an underwriting and support staff of approximately 98 persons who are located in our mortgage insurance business’s nine service centers. There also is a specific risk manager who has direct contact and oversight for the risk taken by its agency operations in the states of Alaska and Hawaii.

Underwriting Process

We generally accept applications for primary mortgage insurance (other than in connection with structured transactions) under three basic programs: the traditional fully documented program, a limited documentation program and the delegated underwriting program. Programs that involve less than fully documented file submissions have become more prevalent in recent years.

Mortgage Scoring Models

As discussed in “Mortgage Insurance Business – Non-Prime Loans,” we use FICO scores to assist us in predicting loan performance. Our proprietary Prophet Score® model begins with a FICO score, then adds specific additional data regarding the borrower, the loan and the property such as LTV, loan type, loan amount, property type, occupancy status and borrower employment. We believe that this additional mortgage data expands the integrity of our Prophet Score® model over the entire life of the loan.

Reinsurance of Non-Prime Risk

As discussed in “Mortgage Insurance – Reinsurance of Non-Prime Risk” we developed an innovative way to manage our internal credit limits through unaffiliated reinsurance companies funded by the issuance of credit-linked notes.

Portfolio Quality Assurance

As part of our system of internal control, our risk credit policy department maintains a Portfolio Quality Assurance (“PQA”) function. Among its other activities, the PQA function is responsible for ensuring that operational risks that impact the quality of our portfolio of insured products and the quality of loans underwritten by us or our delegated lenders are identified, investigated and communicated to minimize our exposure to controllable risk. The PQA function accomplishes this objective primarily by performing contract underwriting audits, delegated lender audits, third-party originator audits and mortgage fraud investigations.

The PQA function routinely audits the performance of our contract underwriters to ensure that customers receive quality underwriting services. To ensure the most effective use and allocation of audit resources, we have developed a risk assessment model that identifies high-, medium- and low-risk contract underwriters by applying five weighted risk factors to each underwriter. We frequently update these models with current information. Audit rotation is more frequent for high-risk underwriters and less frequent for those classified as low-risk. Audit results are communicated to management and influence whether additional targeted training is necessary or whether termination of the underwriter’s services is appropriate.

Through our PQA function, we conduct a periodic, on-site review of selected delegated lenders’ insured delegated underwriting business. Loans originated through our delegated lender program are selected for review on a random sample basis, and this sample may be augmented by a targeted sample based on specific risk factors or trends identified through the monitoring process described above. The size of the random sample is determined using statistical techniques. Delegated lenders that pose significant risk concerns, as identified in past reviews and through our regular risk reporting and analysis, or lenders with a relatively high volume of business with us, may be reviewed more frequently. The objectives of the loan review are to identify errors in the loan data transmitted to us, to determine lender compliance with our underwriting guidelines and eligible loan criteria, to assess the quality of a lender’s underwriting decisions, and to rate the risk of the individual loans insured. We have developed a proprietary data collection and risk analysis application to facilitate these reviews. Audits are graded based on the risk ratings of the loans reviewed, lender compliance and data integrity. The results of each audit are summarized in a report to the lender and to our management. The audit results are used as a means to improve the quality of the business the lender submits to us for insurance. Issues that are raised in the reports and that are not resolved in a manner and within a time period acceptable to us may result in restriction or termination of the lender’s delegated underwriting authority.

Our PQA function also coordinates and conducts third-party originator audits, also known as broker audits. Loan-level audits of broker-originated files help minimize our exposure to brokers who originate poor quality loans, or loans containing some form of misrepresentation.

The PQA function also includes a separate group of investigators known as the Special Investigations Unit (“SIU”). The SIU is responsible for identification and investigation of insured loans involving non-compliance with the terms of our master policy of insurance (or commitment letter for structured transactions) to ensure that claims are ultimately paid for agreed-upon, valid and insurable risks. Much of the SIU’s efforts involve the identification, investigation and reporting of mortgage fraud schemes that impact us. The SIU often coordinates its activities with legal counsel, law enforcement and fraud prevention organizations, and works to promote mortgage fraud awareness, detection and prevention among our personnel and client lenders.

Due Diligence on Structured Transactions

Our credit desk function, in conjunction with other members of our risk management department, performs due diligence on structured transactions. These due diligence reviews may be precipitated either by a desire to develop an ongoing relationship with selected lenders, or by the submission of a proposed transaction by a given lender. Due diligence can take two forms: business-level and loan-level.

We believe that understanding our business partners is a key component of managing the risks posed by potential business deals. Our objective in business-level due diligence is to understand the lender’s business model in sufficient depth to determine whether we should have confidence in the lender as a potential long-term business partner and customer. Business-level due diligence may be performed on any prospective lender with whom a structured deal is contemplated and with whom we have had no recent business experience. Business-level due diligence includes a review of the lender’s organizational structure, management, business philosophy, financial health, credit management processes, quality control processes, and servicing relations.

Loan-level due diligence is conducted on pending structured transactions to determine whether appropriate underwriting guidelines have been adhered to and whether loans conform to our guidelines, to evaluate data integrity and to detect any fraudulent loans. Loans are selected for audit on a sample basis, and audit results are communicated to our management. The results of loan-level due diligence assist management in determining whether the pending deal should be consummated and, if it should be consummated, provide data that can be used to determine appropriate pricing. The results also provide management with a database of information on the quality of a particular lender’s underwriting practices for future reference.

The results of these due diligence reviews are summarized in reports to management. Letter grades are assigned to each section of the business- and loan-level reviews. Weights are then assigned to each section of the review (e.g., corporate, credit, quality control, servicing) that vary based on the product under review (e.g., prime first liens, A minus first liens, prime second liens, etc.) which results in an overall letter grade assigned to the lender. The grade conveys to management our risk management department’s opinion as to a lender’s overall risk profile and the relative appeal of a potential relationship with that lender.

Risk Management – Financial Guaranty

We believe our financial guaranty underwriting discipline is critical to the profitability and growth of our financial guaranty business. We have a structured underwriting process to determine the characteristics and creditworthiness of risks that we directly insure or reinsure. Our financial guaranty business conducts periodic reviews of its insured transactions to determine their credit quality and performance. This review includes an examination of an issuer’s financial results, compliance and other factors. The underwriting process is performed at a transaction level for direct insurance transactions, and all transactions are subject to formal approval by credit committees. To ensure quality control, emphasis is placed on extensive credit analysis and stringent legal structuring. Insurability is determined both on an individual and portfolio basis. As a result, we analyze the credit characteristics of specific transactions as well as how the credit fits into our portfolio, including sector and geographic concentrations. Each transaction is supported by our legal department (or by outside counsel supervised by our legal department) from the underwriting phase through the closing phase.

The size of the direct insurance transactions underwritten and insured by our financial guaranty business is subject to single risk exposure limitations. These limitations are derived from state insurance regulations, rating agency guidelines and internally established criteria. The primary factor in determining single risk capacity is the class or sector of business being underwritten. Our policy is to use the lowest of the internally derived, regulatory or rating agency limit. We also manage our risk through subordination and other protections such that our risk attachment point and risk layer are set no lower than our internally determined minimum tranche rating, which we generally set at a AA or AAA attachment point as defined by at least one of the major rating agencies. To estimate this level, we use several internal and publicly available tools to model the risk associated with the transaction, including rating agency models such as S&P’s CDO Evaluator Model. We also seek a rating from the relevant rating agency on each transaction. We further evaluate each deal by analyzing the individual obligors in the pool, including the concentration of industries in which they operate, the number of the obligors on credit watch for downgrade, if any, and a comparison of spreads on the debt obligations of these obligors to the market norm for similar companies.

On individual underwritings, our credit committees may limit insurance or reinsurance participation to an amount below that allowed by the single risk guidelines noted above. Moreover, we rely on ongoing oversight by our credit committees with input from our risk management department to avoid undue exposure concentration in any given sector or geographic area, or to any obligor or type of obligation.

Notwithstanding our reviews of our insured parties in our financial guaranty reinsurance transactions, the entire underwriting responsibility rests with the primary insurer. As a result, primary insurers participate more actively than we participate in the structuring of the transaction and conduct more detailed reviews of the parties to the transaction. We conduct periodic reviews of our financial guaranty primary insurer customers and other carriers with which we conduct treaty or facultative business. Those reviews entail an examination of the ceding company’s operating, underwriting and surveillance procedures, personnel, organization and existing book of business, as well as the ceding company’s underwriting of a sample of business assumed under the treaty. We review facultative transactions individually under procedures adopted by our credit committees. Any underwriting issues are discussed internally by the credit committee and with the ceding company’s personnel. Our surveillance procedures include reviews of reinsured exposures that we have identified as posing concerns. We also maintain regular communication with the surveillance departments of the ceding companies. Moreover, the ceding company typically is required to retain at least 25% of the exposure on any single risk that we assume. We evaluate carefully the risk underwriting and management of treaty customers, monitor the insured portfolio performance and conduct an underwriting review of the facultative reinsurance we write. Facultative reinsurance underwriting, like direct underwriting, is performed at a transaction level. In addition, we rely on the reviews performed by the primary insurers for loss determination and mitigation.

Risk in Force

Mortgage Insurance Business

In recent years, we have faced increasing competition for traditional prime mortgages. As a result, we have been required to offer mortgage insurance on increasing levels of non-prime mortgages, as well as new and emerging products such as interest-only loans and non-traditional arrangements such as structured transactions, second mortgages and NIMs. Because we have limited historical data regarding these products and transactions, we attempt to limit our exposure to these transactions until we can perform rigorous risk analytics and generate enough data to assist us in predicting the attendant risks and adjusting our pricing accordingly. We analyze our portfolio in a number of ways to identify any concentrations or imbalances in risk dispersion. We believe the performance of our mortgage insurance portfolio is affected significantly by:

•	the geographic dispersion of the properties securing the insured loans;

•	the quality of loan originations;

•	the characteristics of the loans insured (including LTV, purpose of the loan, type of loan instrument and type of underlying property securing the loan); and

•	the age of the loans insured.

Primary Risk in Force by Policy Year

The following table shows the percentage of our primary mortgage insurance risk in force by policy origination year as of December 31, 2004:

1999 and prior	7.9%
2000	1.7
2001	6.0
2002	12.6
2003	33.5
2004	38.3

100.0%

Geographic Dispersion

The following tables show the percentage of direct primary mortgage insurance risk in force by location of property for the top 10 states and top 15 metropolitan statistical areas (“MSAs”) as of December 31, 2004 and 2003:

	December 31
	2004	2003
California	13.0%	14.7%
Florida	9.1	8.4
New York	5.7	6.0
Texas	5.5	5.3
Georgia	4.6	4.6
Arizona	4.4	4.4
Illinois	4.3	4.1
Ohio	3.5	3.3
New Jersey	3.3	3.3
Pennsylvania	3.0	2.9

Total	56.4%	57.0%

	December 31
Top Fifteen MSAs	2004	2003
Chicago, IL	3.7%	3.9%
Atlanta, GA	3.4	3.8
Phoenix/Mesa, AZ	3.3	3.9
Los Angeles-Long Beach, CA	2.5	3.7
New York, NY	2.4	3.0
Washington, DC – MD – VA	2.1	2.6
Riverside-San Bernardino, CA	2.0	2.6
Philadelphia, PA – NJ	1.7	1.8
Miami – Hialeah, FL	1.7	1.8
San Diego, CA	1.7	1.7
Boston, MA – NH	1.6	1.9
Las Vegas, NV	1.6	1.9
Detroit, MI	1.6	1.8
Houston, TX	1.6	1.7
Nassau/Suffolk, NY	1.5	1.9

Total	32.4%	38.0%

Lender and Product Characteristics

Although geographic dispersion is an important component of overall risk dispersion and our strategy has been to limit our exposure in the top 10 states and top 15 MSAs, we believe the quality of the risk in force should be considered in conjunction with other elements of risk dispersion, such as product distribution, as well as our risk management and underwriting practices.

One of the most important determinants of claim incidence is the relative amount of borrower’s equity, or down payment, in a home securing the insured mortgage. The expectation of claim incidence on mortgages with LTVs between 90.01% and 95% (“95s”) is approximately two times the expected claim incidence on mortgages with LTVs between 85.01% and 90% (“90s”). We believe that the higher premium rates we charge on 95s adequately reflect the additional risk on these loans. We, along with the rest of our industry, have been insuring loans with LTVs between 95.01% and 97% (“97s”) since 1995 and loans with an LTV of between 97.01% and 100% (“100s”) since 2000. These loans are expected to have a higher claim incidence than 95s. Premium rates on 100s and 97s are higher than on 95s in an amount that we believe is commensurate with the additional risk and the higher expected frequency and severity of claims. We insure an insignificant amount of loans having an LTV over 100%.

We believe that the risk of claim on non-prime loans is significantly higher than that on prime loans. Non-prime loans generally include Alt-A and A minus products and, although higher premium rates and surcharges are charged to compensate for the additional risk, these products are relatively new and have not been fully tested in adverse economic situations, so we cannot assure you that the premium rates we charge are adequate or that the loss performance will be at, or close to, expected levels.

Our claim frequency on insured ARMs has been higher than on fixed-rate loans due to monthly payment increases that occur when interest rates rise.

We believe that 15-year mortgages present a lower risk than 30-year mortgages, primarily as a result of the faster amortization and the more rapid accumulation of borrower equity in the property. Premium rates for 15-year mortgages are lower to reflect the lower risk.

We believe that the risk of claim also is affected by the type of property securing the insured loan. Loans on single-family detached housing are subject to less risk of claim incidence than loans on other types of properties.

Conversely, we generally consider loans on attached housing types, particularly condominiums and cooperatives, to be a higher risk, due to the higher density of these properties and because a detached unit is the preferred housing type in most areas. Our more stringent underwriting guidelines on condominiums and cooperatives reflect this higher expected risk.

We believe that the risk of claim on loans to borrowers who are relocating and loans originated by credit unions is low and we offer lower premium rates on these loans commensurate with the lower risk.

We believe that loans on non-owner-occupied homes purchased for investment purposes represent a substantially higher risk of claim incidence, and are subject to greater value declines, than loans on either primary or second homes. Accordingly, we underwrite loans on non-owner-occupied homes more stringently and we charge a significantly higher premium rate than the rate charged for insuring loans on owner-occupied homes.

We believe that higher-priced properties experience wider fluctuations in value than moderately priced residences and that the high incomes of many people who buy higher-priced homes are less stable than that of people with moderate incomes. Underwriting guidelines for these higher-priced properties reflect this concern.

In addition, we insure interest-only mortgages, where the borrower pays only the interest charge on a mortgage for a specified period of time, usually five to ten years, after which the loan payment increases to include principal payments. These loans may have a heightened propensity to default because of possible “payment shocks” after the initial low-payment period expires and because the borrower does not automatically build equity as payments are made.

The following table shows the percentage of our direct mortgage insurance risk in force (as determined on the basis of information available on the date of mortgage origination) by the categories indicated as of December 31, 2004 and 2003:

	December 31
	2004	2003
Product Type:
Primary	91.9%	91.8%
Pool (1)	8.1	8.2

Total	100.0%	100.0%

Direct Primary Risk in Force (dollars in millions)	$27,012	$27,106
Lender Concentration:
Top 10 lenders (by original applicant)	42.2%	42.5%
Top 20 lenders (by original applicant)	58.0%	57.4%
LTV:
95.01% to 100.00%	12.7%	11.3%
90.01% to 95.00%	36.4	37.6
85.01% to 90.00%	38.1	37.0
85.00% and below	12.8	14.1

Total	100.0%	100.0%

Loan Grade:
Prime	68.2%	68.0%
Alt-A	19.1	19.4
A minus and below	12.7	12.6

Total	100.0%	100.0%

	December 31
	2004	2003
Loan Type:
Fixed	69.3%	75.9%
Adjustable-rate mortgage (“ARM”) (fully indexed)(2)	29.9	23.6
ARM (potential negative amortization)(3)	0.8	0.5

	100.0%	100.0%

FICO Score:
<=520	0.2%	0.2%
521-619	12.0	12.7
620-679	32.8	32.4
680-739	33.7	33.6
>=740	21.3	21.1

Total	100.0%	100.0%

Mortgage Term:
15 years and under	3.6%	4.2%
Over 15 years	96.4	95.8

Total	100.0%	100.0%

Property Type:
Non-condominium (principally single-family detached)	99.8%	99.8%
Condominium or cooperative	0.2	0.2

Total	100.0%	100.0%

Occupancy Status:
Primary residence	92.7%	94.4%
Second home	2.6	2.0
Non-owner-occupied	4.7	3.6

Total	100.0%	100.0%

Mortgage Amount:
Less than $300,000	86.9%	89.3%
$300,000 and over	13.1	10.7

Total	100.0%	100.0%

Loan Purpose:
Purchase	63.2%	63.9%
Refinance	19.3	21.1
Cash-out refinance	17.5	15.0

Total	100.0%	100.0%

(1)	Includes traditional and modified pool insurance.
(2)	Refers to loans where payment adjustments are the same as mortgage interest rate adjustments.
(3)	Loans with potential negative amortization will not have increasing principal balances unless interest rates increase as contrasted with scheduled negative amortization where an increase in loan balance will occur even if interest rates do not change.

Financial Guaranty Business

The following table shows the distribution of our net financial guaranty insurance in force by type of issue and as a percentage of total financial guaranty insurance in force as of December 31, 2004 and 2003:

	Insurance in Force (1)
Type of Obligation	2004		2003
	Amount	Percent	Amount	Percent
	(in billions)
Public finance:
General obligation and other tax-supported	$29.4	28.9%	$30.5	25.9%
Healthcare	16.3	16.0	17.7	15.0
Water/sewer/electric/gas and other investor-owned utilities	13.6	13.4	18.2	15.4
Airports/transportation	9.1	9.0	12.8	10.9
Education	6.4	6.3	6.7	5.7
Other municipal (2)	3.1	3.1	3.3	2.8
Housing revenue	1.3	1.3	2.6	2.2

Total public finance	79.2	78.0	91.8	77.9

Structured finance:
Collateralized debt obligations	13.4	13.2	10.6	9.0
Asset-backed	7.6	7.5	13.8	11.7
Other	1.4	1.3	1.7	1.4

Total structured finance	22.4	22.0	26.1	22.1

Total	$101.6	100.0%	$117.9	100.0%

(1)	Represents our proportionate share of the aggregate outstanding principal and interest payable on insured obligations.
(2)	Represents other types of municipal obligations, none of which individually constitutes a material amount of our financial guaranty insurance in force.

The following table shows information regarding our 10 largest single risk financial guaranty insurance in force by par amounts outstanding as of December 31, 2004 and the credit rating assigned by S&P as of that date (in the absence of financial guaranty insurance) to each issuer:

Credit	Credit Rating	Obligation Type	Aggregate Net Par in Force as of December 31, 2004 (1)
			(in millions)
U.S. Static Synthetic Investment-Grade CDO	AAA	Collateralized Debt Obligations	$450.0
U.S. Static Synthetic Investment-Grade CDO	AAA	Collateralized Debt Obligations	406.7
City of New York	A	General Debt Obligations	402.8
CDO of Asset-Backed Security	AA	Collateralized Debt Obligations	390.2
U.S. Static Synthetic Investment-Grade CDO	AAA	Collateralized Debt Obligations	380.7
State of California	A	General Debt Obligations	379.8
U.S. Static Synthetic Investment-Grade CDO	BB+	Collateralized Debt Obligations	350.0
New York & New Jersey Port Auth-Consolidated Bonds	AA-	Airports	348.1
U.S. Static Synthetic Investment-Grade CDO	AA	Collateralized Debt Obligations	340.0
Long Island Power Authority	A-	Water, Sewer, Electric and Gas Systems	317.0

(1)	All of the above exposure on collateralized debt obligations are aggregate exposures whose underlying assets consist of a large number of corporate names whose individual exposures are much smaller than our aggregate, typically $10-15 million.

The following table identifies our financial guaranty insurance in force amount outstanding at December 31, 2004 and 2003 by credit rating assigned by S&P to each issuer:

	As of December 31,
	2004		2003
	Insurance in force	Percent	Insurance in force	Percent
	(in billions)
AAA	$12.6	12.4%	$12.4	10.5%
AA	21.4	21.1	22.9	19.4
A	35.6	35.0	42.3	35.9
BBB	24.3	23.9	30.3	25.7
IG	1.1	1.1	1.5	1.3
NIG	3.1	3.1	3.5	3.0
Not rated	3.5	3.4	5.0	4.2

Total	$101.6	100.0%	$117.9	100.0%

The following table shows the distribution by state of our financial guaranty insurance in force as of December 31, 2004 and 2003:

	December 31
State	2004	2003
New York (1)	18.7%	14.1%
California	8.9	9.2
Texas	5.8	5.6
Florida	4.6	4.6
Pennsylvania	4.4	4.2
Illinois	4.2	4.1
Massachusetts	2.9	3.4
Other (2)	50.5	54.8

Total	100.0%	100.0%

(1)	Includes the financial guaranty business structured products transactions that are classified as New York-based risks because they generally are issued in New York.
(2)	Represents all remaining states, the District of Columbia and several foreign countries, in which obligations insured and reinsured by our financial guaranty business arise, none of which individually constitutes greater than 2.5% and 3.1% of our financial guaranty insurance in force as of December 31, 2004 or 2003, respectively.

For each of the years ended December 31, 2004, 2003 and 2002, premiums written attributable to foreign countries were approximately 6% of total premiums written.

Customers

Mortgage Insurance Business

The principal customers of our mortgage insurance business are mortgage originators, such as mortgage bankers, mortgage brokers, commercial banks and savings institutions, even though individual mortgage borrowers generally incur the cost of primary mortgage insurance coverage. We also offer lender-paid mortgage insurance, where the mortgage lender or loan servicer pays the mortgage insurance premiums; the interest rate to the borrower usually is higher to compensate for the mortgage insurance premium that the lender is paying. In 2004, approximately 46% of our primary mortgage insurance was originated on a lender-paid basis, compared to approximately 50% in 2003, much of which consisted of structured transactions. This lender-paid business is highly concentrated among a few large mortgage-lending customers.

To obtain primary mortgage insurance from us, a mortgage lender must first apply for and receive a master policy. Our approval of a lender as a master policyholder is based, among other factors, on our evaluation of the lender’s financial position and demonstrated adherence to sound loan origination practices. Our quality PQA function then monitors the master policyholder based on a number of criteria.

The number of individual primary mortgage insurance policies we had in force was 843,162 at December 31, 2004, 889,403 at December 31, 2003 and 881,620 at December 31, 2002.

The top 10 mortgage insurance customers were responsible for 46.7% of our primary new insurance written in 2004, compared to 53.3% in 2003 and 46.5% in 2002. The largest single mortgage insurance customer (including branches and affiliates), measured by primary new insurance written, accounted for 9.6% of primary new insurance written during 2004, compared to 10.4% in 2003 and 8.1% in 2002.

Financial Guaranty Business

Our direct financial guaranty insurance customers consist of many of the major global financial institutions that structure, underwrite or trade securities issued in public finance and structured finance transactions. These institutions typically are large commercial or investment banks that focus on high-quality deals in the public finance and structured finance markets. Although we write financial guaranty insurance for obligations issued by or on behalf of many public finance and structured finance entities, these issuers are not our primary customers because the financial institutions underwriting or placing their securities generally are the ones who solicit the financial guaranty insurance for these transactions.

Our financial guaranty business has maintained close and long-standing relationships with all of the largest primary financial guaranty insurers. We believe that these long-term relationships provide our financial guaranty business with a comprehensive understanding of the market, and of the financial guaranty insurers’ underwriting procedures and reinsurance requirements. This allows our financial guaranty clients to use their underwriting expertise effectively, which adds value to the services we render. We also believe that our long-standing commitment to the financial guaranty reinsurance market is a strength because ceding companies rely on our financial strength rating and ability to meet obligations over the life of their reinsured transactions.

Our financial guaranty reinsurance customers consist primarily of the largest primary insurance companies licensed to write financial guaranty insurance, including Ambac Assurance Corporation (“Ambac”); Financial Security Assurance Inc. (“FSA”); Financial Guaranty Insurance Company (“FGIC”); and MBIA Insurance Corporation (“MBIA”). Primary trade credit insurers also provide a significant portion of our premiums.

Two of the primary insurers discussed above were responsible for 37.2% of the total gross premiums written in 2004 by our financial guaranty business (including the impact of the recapture of business previously ceded to us by one of the primary insurer customers that occurred in the first quarter of 2004). This percentage was 25.9% in 2004 excluding the impact of the recapture compared to 30.9% in 2003 and 26.7% in 2002. This customer concentration results from the small number of primary insurance companies that are licensed to write financial guaranty insurance. In recent years, our financial guaranty business has increased the amount of direct business it writes, thereby reducing its dependence on reinsuring transactions insured by the largest financial guaranty primary insurers. The largest single customer of our financial guaranty business, measured by gross premiums written, accounted for 21.8% of gross premiums written during 2004 (15.2% excluding the recapture of business previously ceded to us by one of the primary insurer customers), compared to 12.1% in 2003 and 10.4% in 2002. Five trade credit primary insurers were responsible for 25.1% of gross premiums written during 2004 (including the impact of the recapture). This percentage was 17.5% in 2004 excluding the impact of the recapture compared to 13.7% in 2003.

Sales and Marketing

Mortgage Insurance Business

We employ a mortgage insurance field sales force of approximately 65 persons, organized into two regions, providing local sales representation throughout the United States. Each of the two regions is supervised by a divisional sales manager who is directly responsible for several regional sales managers. The divisional sales managers are responsible for managing the profitability of business in their regions including premiums, losses and expenses. The regional sales managers are responsible for managing a small sales force in different areas within the region. Key account managers manage specific accounts within a region that are not national accounts but that need more targeted oversight and attention. In addition to securing business from small and mid-size regional customers, the mortgage insurance business regions provide support to the national account effort in the field.

In recognition of the increased consolidation in the mortgage lending business and the large proportional amount of mortgage business done by large national accounts, we have a focused strategic accounts team consisting of six strategic account managers and a dedicated Risk Operations Manager that is directly and solely responsible for supporting strategic accounts. Each strategic account manager is responsible for a select group of dedicated accounts and is compensated based on the results for those accounts as well as our results. There has been a trend among strategic accounts to move to more centralized decision-making about mortgage insurance that is subject to captive reinsurance and other services provided by the mortgage insurance companies. We also have a dedicated strategic account manager who primarily is responsible for relationships with and programs implemented with Fannie Mae and Freddie Mac. Strategic accounts business represented approximately 57% of our primary new insurance written in 2004, compared to 52% in 2003.

Mortgage insurance sales personnel are compensated by salary, account profitability, commissions on new insurance written and a production incentive based on the achievement of various goals. During 2004, these goals were related to volume, market share and growth of insurance in force from flow mortgage insurance business. This is expected to change in 2005 to become more focused on profitability and RAROC.

We recently reorganized our sales and marketing efforts to focus on four separate channels of customers: retail, wholesale, non-traditional and international. Customers are grouped into the above categories and they are serviced by four separate business units.

Financial Guaranty Business

Our financial guaranty business is derived from relationships we have established and maintained with many global financial institutions and primary insurance companies. These relationships provide us with financial guaranty business in the following major areas: (1) deal flow on public finance transactions, asset-backed securities, collateralized debt obligations and other structured products; (2) reinsurance for public finance bonds and asset-backed securities; and (3) trade credit reinsurance.

Our financial guaranty business develops its public finance business primarily through relationships with those investment banks, commercial banks and financial advisors that provide financial and debt management services to, and intermediate transactions with, public finance borrowers. A dedicated public finance business development team, which reports directly to the head of our financial guaranty business’s public finance group, markets directly to these intermediaries, and we do not pay or otherwise reimburse these intermediaries for their services. Our financial guaranty business originates its structured finance transaction flow principally by developing and maintaining strong relationships with the financial institutions, both in the United States and abroad, that are actively involved in the structured finance market. Our financial guaranty business develops its structured finance business through two primary business development units, one for asset-backed securities and the other for credit default swaps and other financial guaranties of structured finance transactions. In addition, our financial guaranty business has a London-based team of structured finance professionals responsible for sales and marketing for European structured finance transactions.

Our financial guaranty reinsurance business markets directly to primary monoline insurers that write credit enhancement business. Trade credit reinsurance opportunities, on the other hand, usually are presented to our financial guaranty business by reinsurance intermediaries that specialize in this product line, most of whom are located in London. Working either directly or through intermediaries, our financial guaranty business’s goal is to meet the needs of the primary insurers, subject to internal underwriting and risk management requirements. We typically compensate primary monoline insurers based on a percentage of premium assumed, which varies from agreement to agreement.

Competition

Mortgage Insurance Business

We compete directly with six other private mortgage insurers – Genworth Financial Inc., Mortgage Guaranty Insurance Corporation, PMI Mortgage Insurance Co., Republic Mortgage Insurance Company, Triad Guaranty Insurance Corporation and United Guaranty Corporation – and with various federal government agencies, principally the Federal Housing Administration. In addition, we and other private mortgage insurers face competition from state-supported mortgage insurance funds.

We compete for flow business with other private mortgage insurance companies more on the basis of service than on the basis of price. This service-based competition includes risk management services, loss mitigation efforts and management and field service organization and expertise. We also provide contract underwriting services and participate in arrangements such as captive reinsurance and affordable housing programs.

We also face competition from alternatives to traditional private mortgage insurance such as “piggyback loans.” These include “80-10-10” loans comprised of a first mortgage with an 80% LTV coupled with a second mortgage with a 10% LTV and the use of other credit enhancements in conjunction with reduced levels of private mortgage insurance. We believe that market conditions in 2004 accounted for the growth and prevalence of 80-10-10 loans in the market, and further improvement in conditions for second mortgages could diminish the percentage of business for the mortgage insurance industry.

We compete for structured transactions with other mortgage insurers as well as capital market executions such as senior/subordinated security structures. Competition for this business generally is based both on price and on the percentage of a given pool of loans that we are willing to insure.

Financial Guaranty Business

We are subject to competition from companies that specialize in financial guaranty insurance or reinsurance, including MBIA, Ambac, FGIC, FSA, Assured Guaranty, CDC IXIS Financial Guaranty, XL Capital Assurance Inc., XL Financial Assurance Ltd. and RAM Reinsurance Co. Ltd. In the late 1990s, several multiline insurers increased their participation in financial guaranty reinsurance. However, we believe that the participation of multiline insurers in the financial guaranty insurance and reinsurance businesses should decrease due to the downgrade of certain of these multiline participants. Certain of these multiline insurers have formed strategic alliances with some of the U.S. primary financial guaranty insurers. Competition in the financial guaranty reinsurance business is based on many factors, including overall financial strength, pricing, service and evaluation by the rating agencies of financial strength. The rating agencies allow credit to a ceding company’s capital requirements and single risk limits for reinsurance ceded in an amount that is a function of the financial strength rating of the reinsurer. We believe that competition from multiline reinsurers and new monoline financial guaranty insurers will continue to be limited due to (a) the lack of consistent dedication to the business from multiline insurers with the required financial strength and (b) the barriers to entry for new reinsurers posed by state insurance law and rating agency criteria governing minimum capitalization. However, one of the primary financial guaranty insurers made a capital contribution to an existing reinsurance company during 2003. In addition, the same primary company, along with other investors, established a new AAA-rated insurance entity. Another form of competition may also be developed through capital market executions.

The majority of insured public finance and structured finance transactions are guaranteed by the AAA-rated monoline financial guaranty insurers. As a AA-rated company, our financial guaranty business targets certain distinct markets. Because issuers generally incur a higher interest cost by using AA credit enhancement compared to similar bonds with AAA credit enhancement, many issuers may prefer AAA credit enhancement when available. However, AA insurance provides significant value over uninsured executions in select markets, and at times the additional cost to the issuer of AAA credit enhancement over AA credit enhancement exceeds the higher interest costs an issuer may incur with AA enhancement. In some markets, issuers and other counterparties receive no additional credit for a AAA enhancement levels. When there is no additional credit offered by the AAA enhancement level, or at other times, we may compete more effectively with the AAA-rated financial guarantors.

Financial guaranty insurance also competes with other forms of credit enhancement, including letters of credit, guaranties and credit default swaps provided primarily by foreign banks and other financial institutions, some of which are governmental entities or have been assigned the highest credit ratings awarded by one or more of the major rating agencies. However, most of these credit enhancements serve to provide ceding companies with increased insurance capacity only for rating agency purposes. They do not qualify as capital for state regulatory purposes, nor do they constitute credit against specific liabilities that would allow the ceding company greater single risk capacity. However, in 2004 the laws applicable to those ceding companies domiciled in New York were amended to permit such ceding companies to use certain credit default swaps meeting applicable requirements as collateral to offset statutory single limits, aggregate risk limits, aggregate net liability calculations and contingency reserve requirements.

As a primary insurer, our financial guaranty business writes insurance on large and complex public finance obligations that primary insurers have sometimes declined due to the anticipated premium flow and returns. Our financial guaranty business also serves as a reinsurer for certain specialty primary insurers that are not monoline financial guaranty insurers. These specialty primary insurers are subject to competition from other primary insurers, many of which have greater financial and other resources than we have.

Ratings

S&P, Moody’s and Fitch each rate the financial strength of our insurance subsidiaries. The rating agencies focus on the following factors: capital resources; financial strength; commitment of management to, and alignment of shareholder interests with, the insurance business; demonstrated management expertise in our insurance business; credit analysis; systems development; marketing; capital markets and investment operations, including the ability to raise additional capital; and a minimum policyholders’ surplus with initial capital sufficient to meet projected growth as well as access to additional capital as may be necessary to continue to meet standards for capital adequacy. As part of their rating process, S&P, Moody’s and Fitch could test our insurance subsidiaries by subjecting them to a “stress level scenario” in which losses over a stress period are tested against our capital level.

The financial strength rating assigned by the rating agencies to an insurance or reinsurance company is based on factors relevant to policyholders and is not directed toward the protection of our security holders. Such a rating is neither a rating of securities nor a recommendation to buy, hold or sell any security. The financial strength rating assigned to the insurance subsidiaries should not be viewed as indicative of or relevant to any ratings that may be assigned to our outstanding debt securities by any rating agency and should not be considered an evaluation of the likelihood of the timely payment of principal or interest on those securities. However, these ratings are an indication to an insurer’s customers of the insurer’s present financial strength and its capacity to honor its future claims payment obligations. Therefore, ratings generally are considered critical to an insurer’s ability to compete for new insurance business.

We have been assigned a senior debt rating of A+ by Fitch, A by S&P and A2 by Moody’s. Our principal subsidiaries have been assigned the following financial strength ratings:

	MOODY’S	MOODY’S OUTLOOK	S&P	S&P OUTLOOK	FITCH	FITCH OUTLOOK
Radian Guaranty	Aa3	Stable	AA	Stable	AA	Stable
Radian Insurance	Aa3	Stable	AA	Stable	AA	Stable
Amerin Guaranty	Aa3	Stable	AA	Stable	AA	Stable
Radian Asset Assurance	Aa3	Stable	AA	Negative	AA	Stable
Radian Asset Assurance Limited	—	—	AA	Negative	AA	Stable

Moody’s and S&P have entered into an agreement with Radian Guaranty that obligates Radian Guaranty to maintain at least $30 million of capital in Radian Insurance as a condition of the issuance and maintenance of Radian Insurance’s ratings.

In October 2002, S&P downgraded the Insurer Financial Strength rating of Radian Reinsurance, before its merger with and into Radian Asset Assurance, from AAA to AA. As a result of this downgrade, effective January 31, 2004, one of Radian Reinsurance’s primary insurer customers exercised its right to recapture approximately $16.4 billion of par in force previously ceded to Radian Reinsurance, including $96.4 million of written premiums with a GAAP carrying value of approximately $71.5 million. The entire impact of this recapture of written premiums was reflected as a reduction of written premiums in the first quarter of 2004. Because, in accordance with GAAP, we already had reflected $24.9 million of these recaptured written premiums as having been earned, we were required to reflect the entire $24.9 million reduction in earned premiums in the first quarter of 2004. In addition, Radian Reinsurance was reimbursed for policy acquisition costs of approximately $31.0 million for which the carrying value under GAAP was $21.3 million. Radian Reinsurance also reimbursed the primary insurer for case reserves recorded under GAAP for approximately $11.5 million. Finally, Radian Reinsurance took a charge of $0.8 million for mark-to-market adjustments related to certain insurance policies associated with the recapture. We estimate that the recapture reduced 2004 pre-tax income by approximately $37.8 million or approximately $0.26 per share after tax, $15.9 million or $0.11 per share of which was the immediate impact, as summarized in the following table, and the balance was a result of ongoing lost premiums:

	Cash Paid (Received)	GAAP Book Basis	Initial Gain (Loss)
	(in thousands)
Unearned Premium	$96,417	$71,525	$(24,892)
Acquisition Costs	(31,023)	(21,257)	9,766
Case Reserves	11,488	11,488	—
Receivable from Unrealized Credit Derivatives Gain	—	(791)	(791)

Totals	$76,882	$60,965	$(15,917)

Dating from our acquisition of EFSG in February 2001, reinsurance assumed from the primary insurer customer that exercised its recapture right in January 2004 resulted in $25.1 million of written premium and $20.6 million of earned premium in 2001, $30.8 million of written premium and $32.0 million of earned premium in 2002 and $33.1 million of written premium and $37.0 million of earned premium for 2003. Without cost to us, the remaining primary insurer customers agreed not to exercise similar recapture rights in connection with the October 2002 downgrade. The amount of capital that we were holding to support this recaptured insurance business approximated $170.0 million.

See “Financial Guaranty Business-Merger of Radian Asset Assurance and Radian Reinsurance” for a discussion of the consequences of the ratings downgrade associated with that merger.

Reinsurance Ceded

Radian Guaranty currently uses reinsurance from affiliated companies to remain in compliance with the insurance regulations of certain states that require that a mortgage insurer limit its coverage percentage of any single risk to 25%. These transactions have no impact on the consolidated financial statements.

In addition, Radian Guaranty entered into a variable quota-share treaty for primary risk in the 1994 to 1997 origination years and a portion of the pool risk written in 1997. Under this treaty, quota-share loss relief is provided at varying levels ranging from 7.5% to 15.0% based on the loss ratio on the reinsured book for a ten-year term on each origination year. The higher the loss ratio, the greater the potential reinsurance relief, which protects Radian Guaranty in adverse loss situations. A commission is paid by the reinsurer to Radian Guaranty and the agreement is noncancelable for the ten-year term by either party. As of December 31, 2004, the risk in force covered by the variable quota-share treaty was approximately $1.4 billion, or approximately 4.5% of our mortgage insurance business’s total primary risk in force, and $55.4 million, or approximately 2.3% of our mortgage insurance business’s total pool risk in force on the remaining terms of the 1996 and 1997 origination years. We have not reinsured any additional business pursuant to the variable quota-share treaty since 1998.

Until its termination by us effective December 31, 2004, Radian Guaranty had reinsured all direct mortgage insurance in force under an excess of loss reinsurance program. This policy was cancelled by the reinsurer in 2001 and was in run-off. Effective December 31, 2004, Radian Guaranty exercised its right to terminate the policy during the run-off period. At termination, $17.0 million of liabilities for withheld funds were released.

Radian Guaranty and Amerin Guaranty are parties to a cross guaranty agreement. The agreement provides that if Radian Guaranty fails to make a payment to any of its policyholders, then Amerin Guaranty will make the payment, and that if Amerin Guaranty fails to make a payment to any of its policyholders, then Radian Guaranty will make the payment. Under the terms of the agreement, the obligations of both parties are unconditional and irrevocable; however, no payments will be made without prior approval by the insurance department of the payor’s state of domicile.

Our Smart Home transactions, described in “Mortgage Insurance Business-Reinsurance of Non-Prime Risk,” also allow us to obtain reinsurance.

Investment Policy and Portfolio

Our income from our investment portfolio is one of our primary sources of cash flow to support our operations and claim payments.

We follow an investment policy that, at a minimum, requires:

•	95% of our investment portfolio must consist of cash equivalents and debt securities (including redeemable preferred stock) that, at the date of purchase, were rated investment grade by a nationally recognized rating agency (e.g., “BBB” or better by S&P); and

•	At least 50% of our investment portfolio must consist of cash, cash equivalents and debt securities (including redeemable preferred stock) that, at the date of purchase, were rated the highest investment grade by a nationally recognized rating agency (e.g., AAA by S&P).

We are permitted to invest in equity securities (including convertible debt and convertible preferred stock), provided our equity component does not exceed 20% of our total investment portfolio.

We periodically review our investment portfolio for declines in fair value below the amortized cost basis that are considered to be other-than-temporary as defined by our policy, and we recognize declines in earnings if the security has not been sold. At December 31, 2004, there were no securities in the portfolio that had losses that were considered other-than-temporary.

At December 31, 2004, our investment portfolio had a cost basis of $5,186.7 million, a carrying value of $5,470.1 million and a market value of $5,479.2 million, including $459.7 million of short-term investments. Our investment portfolio did not include any real estate or mortgage loans. The portfolio included 65 privately placed, investment-grade securities with an aggregate carrying value of $74.8 million. At December 31, 2004, 98.4% of our investment portfolio (which includes fixed maturities and equity securities) consisted of cash equivalents and debt securities (including redeemable preferred stock) that were rated investment grade.

Our investment policies and strategies are subject to change depending on regulatory, economic and market conditions and our then-existing or anticipated financial condition and operating requirements, including our tax position.

Investment Portfolio Diversification

The diversification of our investment portfolio (other than short-term investments) at December 31, 2004 is shown in the table below:

	December 31, 2004
	Amortized Cost	Fair Value	Percent (1)
	(in thousands)
Fixed maturities held to maturity (2):
State and municipal obligations	$178,894	$188,063	100.0%

Total	178,894	188,063	100.0%

Fixed maturities available for sale:
U.S. government securities (3)	62,273	63,875	1.5%
U.S. government sponsored enterprises	52,533	52,378	1.3
State and municipal obligations	3,181,834	3,329,041	75.2
Corporate obligations	109,664	115,553	2.6
Convertible securities	308,349	318,334	7.3
Asset-backed securities	216,844	217,060	5.1
Redeemable preferred stocks	106,149	115,521	2.5
Private placements	63,985	64,580	1.5
Foreign governments	127,265	130,024	3.0

Total	4,228,896	4,406,366	100.0%

Equity securities	250,558	335,495
Trading securities	65,359	86,342
Other invested assets	3,253	3,253

Total	$4,726,960	$5,019,519

(1)	Percentage of amortized cost.
(2)	All security types listed, other than U.S. government securities, consist primarily of investment-grade securities.
(3)	Substantially all of these securities are backed by the full faith and credit of the U.S. government.

Investment Portfolio Scheduled Maturity (1)

The weighted average duration of the assets in our investment portfolio as of December 31, 2004 was 4.33 years. The following table shows the scheduled maturities of the securities held in our investment portfolio at December 31, 2004:

	December 31, 2004
	Carrying Value	Percent
	(in thousands)
Short-term investments	$459,718	8.4%
Less than one year	112,562	2.1
One to five years	454,709	8.3
Five to ten years	790,039	14.4
Over ten years	2,895,369	52.9
Mortgage-backed securities (2)	27,149	0.5
Asset-backed securities (2)	189,911	3.5
Redeemable preferred stocks (3)	115,521	2.1
Equity securities (3)	335,495	6.1
Trading securities (3)	86,342	1.6
Other invested assets (3)	3,253	0.1

Total	$5,470,068	100.0%

(1)	Actual maturities may differ as a result of calls before scheduled maturity.
(2)	Substantially all of these securities are backed by the Government National Mortgage Association (“GNMA”) or by Fannie Mae.
(3)	No stated maturity date.

Investment Portfolio by S&P Rating

The following table shows the ratings by S&P of our investment portfolio (other than short-term investments) as of December 31, 2004:

	December 31, 2004
	Carrying Value	Percent
	(in thousands)
Rating (1)
Fixed maturities:
U.S. government and agency securities	$116,253	2.3%
AAA	2,654,361	53.0
AA	857,584	17.1
A	398,015	7.9
BBB	363,269	7.3
BB and below and other (2)	3,132	0.1
Not rated (3)	192,646	3.8
Trading securities	86,342	1.7
Equity securities	335,495	6.7
Other invested assets	3,253	0.1

Total	$5,010,350	100.0%

(1)	As assigned by S&P as of December 31, 2004.
(2)	Securities in this category have been rated non-investment grade by S&P as of December 31, 2004.
(3)	Securities in this category have not been rated by S&P as of December 31, 2004 but have been rated investment grade as of December 31, 2004 by at least one other nationally recognized securities rating agency.

Regulation

State Regulation

We and our insurance subsidiaries are subject to comprehensive, detailed regulation principally designed for the protection of policyholders, rather than for the benefit of investors, by the insurance departments in the various states where we and our insurance subsidiaries are licensed to transact business. Insurance laws vary from state to state, but generally grant broad supervisory powers to agencies or officials to examine insurance companies and enforce rules or exercise discretion affecting almost every significant aspect of the insurance business.

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

Mortgage insurers generally are restricted to writing residential mortgage guaranty insurance, and financial guaranty insurers generally are restricted to writing financial guaranty insurance. Our non-insurance businesses, which consist of mortgage insurance-related services, are not generally subject to regulation under state insurance laws.

Radian Asset Assurance is domiciled and licensed in the State of New York as a financial guaranty insurer and is subject to the provisions of the New York insurance law and related rules and regulations governing property-casualty insurers to the extent these provisions are not inconsistent with the financial guaranty insurance statute. Radian Asset Assurance is also licensed under the New York insurance law to write surety insurance and credit insurance, which are types of insurance that a financial guaranty insurer licensed under the New York insurance law may be authorized to write. In addition, Radian Asset Assurance is authorized to write financial guaranty and surety insurance (or in certain states where there is no specific authorization for financial guaranty insurance, credit insurance) in all 50 states, the District of Columbia and the United States Virgin Islands.

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

Radian Asset Assurance must maintain both a reserve for unearned premiums and for incurred losses and a special, formulaically derived contingency reserve to protect policyholders against the impact of excessive losses occurring during adverse economic cycles. The contingency reserve may be drawn on with the approval of the New York insurance department under specified but limited circumstances.

Insurance Holding Company Regulation.    All states have enacted legislation that requires each insurance company in an insurance holding company system to register with the insurance regulatory authority of its state of domicile and to furnish to this regulator financial and other information concerning the operations of companies within the holding company system that may materially affect the operations, management or financial condition of insurers within the system.

Because we are an insurance holding company, and because Radian Guaranty and Radian Insurance are Pennsylvania insurance companies, Amerin Guaranty is an Illinois insurance company, and Radian Asset Assurance is a New York insurance company, the Pennsylvania, Illinois or New York insurance laws regulate, among other things, certain transactions in our common stock and certain transactions between Radian Guaranty, Radian Insurance, Amerin Guaranty, Radian Asset Assurance, our other insurance subsidiaries, and their parent or affiliates. Specifically, no person may, directly or indirectly, offer to acquire or acquire “control” of us, or our insurance subsidiaries, unless that person files a statement and other documents with the relevant state’s

Commissioner of Insurance and obtains the Commissioner’s prior approval. The Commissioner may hold a public hearing on the matter. “Control” is presumed to exist if 10% or more or our voting securities or of our insurance subsidiaries’ voting securities are owned or controlled, directly or indirectly, by a person, although “control” may or may not be deemed to exist where a person owns or controls a lesser amount of securities. In addition, material transactions between us and our insurance subsidiaries and their parent or affiliates are subject to certain conditions, including that they be “fair and reasonable.” These restrictions generally apply to all persons controlling or under common control with us or our insurance subsidiaries. Certain transactions between our insurance subsidiaries and their parent or affiliates may not be entered into unless the relevant Commissioner of Insurance is given 30 days’ prior notification and does not disapprove the transaction during that 30-day period.

Dividends.    Radian Guaranty’s ability to pay dividends on its common stock is restricted by certain provisions of the insurance laws of the Commonwealth of Pennsylvania, its state of domicile. The insurance laws of Pennsylvania establish a test limiting the maximum amount of dividends that may be paid without prior approval by the Pennsylvania Insurance Commissioner. Under this test, Radian Guaranty may pay dividends during any 12-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders’ surplus or (ii) the preceding year’s statutory net income. In accordance with this test, $329.8 million would be available for dividends in 2005. However, an amendment to the Pennsylvania statute requires that dividends and other distributions be paid out of an insurer’s unassigned surplus. Radian Guaranty had positive unassigned surplus at December 31, 2004 of $191.8 million. The Pennsylvania Insurance Commissioner has approved all distributions by Radian Guaranty since the passage of this amendment.

Amerin Guaranty’s ability to pay dividends on its common stock is restricted by certain provisions of the insurance laws of the State of Illinois, its state of domicile. The insurance laws of Illinois establish a test limiting the maximum amount of dividends that may be paid from unassigned surplus by an insurer without prior approval by the Illinois Insurance Commissioner. Under this test, Amerin Guaranty may pay dividends during any 12-month period in an amount equal to the greater of (i) 10 percent of the preceding year-end statutory policyholders’ surplus or (ii) the preceding year’s statutory net income. In accordance with this test, $19.0 million would be available for dividends in 2005 without prior regulatory approval. In January 2005, Amerin paid a $100 million dividend to us that was declared in December 2004, after receiving approval for a special dividend from the Illinois Insurance Commissioner.

Under the New York insurance law, Radian Asset Assurance may only declare or distribute dividends from earned surplus. The maximum amount of dividends that may be paid by the insurance subsidiaries without prior approval of the Superintendent of Insurance is subject to restrictions relating to statutory surplus and net investment income as defined by statute. At December 31, 2004, Radian Asset Assurance had $100.4 million available for dividends in 2005 without prior approvals. Neither Radian Reinsurance nor Radian Asset Assurance paid any dividends since we acquired EFSG in February 2001.

Risk-to-Capital.    A number of states limit a private mortgage insurer’s risk in force to 25 times the total of the insurer’s policyholders’ surplus plus the statutory contingency reserve, commonly known as the “risk-to-capital” requirement. As of December 31, 2004, the consolidated risk-to-capital ratio for our mortgage insurance business was 10.0 to 1, compared to 11.4 to 1 as of December 31, 2003. The Cross Guaranty Agreement between Radian Guaranty and Amerin Guaranty makes it appropriate to look at risk-to-capital on a combined basis.

Reserves.    For statutory reporting, mortgage insurance companies are required annually to provide for additions to the contingency reserve in an amount equal to 50% of earned premiums. Such amounts cannot be withdrawn for a period of 10 years except under certain circumstances. The contingency reserve, designed to be a reserve against catastrophic losses, essentially restricts dividends and other distributions by mortgage insurance companies. Mortgage insurance companies classify the contingency reserve as a statutory liability. At December 31, 2004, Radian Guaranty had statutory policyholders’ surplus of $426.6 million and a contingency reserve of $2,179.6 million and Amerin Guaranty had statutory policyholders’ surplus of $189.7 million.

In accordance with New York insurance law, our financial guaranty business must establish a contingency reserve, equal to the greater of 50% of premiums written or a stated percentage of the principal guaranteed, ratably over 15 to 20 years dependent on the category of obligation insured. Reinsurers are required to establish a contingency reserve equal to their proportionate share of the reserve established by the ceding company. At December 31, 2004, Radian Asset Assurance had statutory policyholders’ surplus of $1,003.7 million and a contingency reserve of $251.7 million.

Premium Rates and Policy Forms.    Each of our mortgage insurance and financial guaranty subsidiaries’ premium rates and policy forms are subject to regulation in every state in which it is licensed to transact business to protect policyholders against the adverse effects of excessive, inadequate or unfairly discriminatory rates and to encourage competition in the insurance marketplace. In most states, premium rates and policy forms must be filed before their use. In some states, these rates and forms must also be approved before use. Changes in premium rates are subject to justification, generally on the basis of the insurer’s loss experience, expenses and future trend analysis. The general default experience in the mortgage insurance industry may also be considered.

Reinsurance.    Restrictions apply under the laws of several states to any licensed company ceding business to an unlicensed reinsurer. Under those laws, if a reinsurer is not admitted or approved in a given state, the company ceding business to the reinsurer cannot take credit in its statutory financial statements for the risk ceded to the reinsurer absent compliance with certain reinsurance security requirements. In addition, several states also have special restrictions on mortgage insurance, and several states limit the amount of risk a mortgage insurer may retain with respect to coverage on an insured loan to 25% of the insured’s claim amount. Coverage in excess of 25% (i.e., deep coverage) must be reinsured.

Examination.    Our insurance subsidiaries are subject to examination of their affairs by the insurance departments of each of the states in which they are licensed to transact business.

New York Circular Letter.    The New York insurance department issued Circular Letter No. 2 dated February 1, 1999 (the “Letter”) that discusses its position concerning various transactions between mortgage guaranty insurance companies licensed in New York and mortgage lenders. The Letter confirms that captive reinsurance transactions are permissible if they “constitute a legitimate transfer of risk” and “are fair and equitable to the parties.” The Letter also states that “supernotes/performance notes,” “dollar pool” insurance, and “un-captive captives” violate New York law.

Accreditation.    The National Association of Insurance Commissioners instituted the Financial Regulatory Accreditation Standards Program, known as “FRASP,” in response to federal initiatives to regulate the business of insurance. FRASP provides standards intended to establish effective state regulation of the financial condition of insurance companies. FRASP requires states to adopt certain laws and regulations, institute required regulatory practices and procedures, and have adequate personnel to enforce these items in order to become accredited. In accordance with the National Association of Insurance Commissioners’ Model Law on Examinations, accredited states are not permitted to accept certain financial examination reports of insurers prepared solely by the insurance regulatory agency in states not accredited by January 1, 1994. Although the State of New York is not accredited, no state where Radian Asset Assurance is licensed has refused to accept the New York Insurance Department’s Reports on Examination for Radian Asset Assurance. However, we cannot assure you that, if the New York insurance department remains unaccredited, other states that are accredited will continue to accept financial examination reports prepared solely by New York. We do not believe that the refusal by an accredited state to continue accepting financial examination reports prepared by New York would have a material adverse impact on our insurance businesses.

Federal Regulation

RESPA.    The origination or refinance of a federally regulated mortgage loan is a settlement service, and therefore subject to the Real Estate Settlement Practices Act of 1974 (“RESPA”). In December 1992, regulations were issued stating that mortgage insurance also is a settlement service, and therefore, that mortgage insurers are subject to the provisions of Section 8(a) of RESPA, which generally prohibit persons from accepting anything of value for referring real estate settlement services to any provider of these services. Although many states prohibit mortgage insurers from giving rebates, RESPA has been interpreted to cover many non-fee services as well. The U.S. Department of Housing and Urban Development’s (“HUD”) interest in pursuing violations of RESPA has increased the awareness of both mortgage insurers and their customers of the possible sanctions of this law.

We and all of our mortgage insurance competitors have been sued in similar actions alleging violations of RESPA. To date, we have successfully contested all RESPA allegations brought against us. In addition, we believe that our products and services comply with RESPA, as well as all other applicable laws and regulations.

HUD proposed a rule under RESPA to create an exemption from Section 8(a) of RESPA. The proposed rule would have made the exemption available to lenders that, at the time a borrower submits a loan application, give the borrower a firm, guaranteed price for all the settlement services associated with the loan, commonly referred to as “bundling.” In 2003, HUD withdrew the proposed rule and submitted another proposed rule to the Office of Management and Budget, which also subsequently was withdrawn. If bundling is exempted from RESPA, mortgage lenders may have increased leverage over us and the premiums we are able to charge for mortgage insurance could be negatively affected.

HMDA.    Most originators of mortgage loans are required to collect and report data relating to a mortgage loan applicant’s race, nationality, gender, marital status and census tract to HUD or the Federal Reserve under the Home Mortgage Disclosure Act of 1975 (“HMDA”). The purpose of HMDA is to detect possible discrimination in home lending and, through disclosure, to discourage this discrimination. Mortgage insurers are not required pursuant to any law or regulation to report HMDA data, although under the laws of several states, mortgage insurers are currently prohibited from discriminating on the basis of certain classifications.

Mortgage insurers, through their trade association, Mortgage Insurance Companies of America (“MICA”), entered into an agreement with the Federal Financial Institutions Examinations Council (“FFIEC”) to report the same data on loans submitted for insurance as is required for most mortgage lenders under HMDA. Reports of HMDA-type data for the mortgage insurance industry have been submitted by MICA to the Federal Financial Institutions Examinations Council since 1993. We are not aware of any pending or expected actions by governmental agencies in response to the reports submitted by MICA to the FFIEC. Since January 2004, we have been reporting HMDA data on an individual company basis, due to our withdrawal from MICA.

Mortgage Insurance Cancellation.    The Homeowners Protection Act of 1998 (the “Act”) was signed into law on July 29, 1998. The Act imposes certain cancellation and termination requirements for borrower-paid private mortgage insurance and requires certain disclosures to borrowers regarding their rights under the law. The Act also requires certain disclosures for loans covered by lender-paid private mortgage insurance. Specifically, the Act provides that private mortgage insurance on most loans originated on or after July 29, 1999 may be canceled at the request of the borrower once the LTV reaches 80%, provided that certain conditions are satisfied. Private mortgage insurance must be canceled automatically once the LTV reaches 78% (or, if the loan is not current on that date, on the date that the loan becomes current). The Act establishes special rules for the termination of private mortgage insurance in connection with loans that are “high risk.” The Act does not define “high risk” loans but leaves that determination to Fannie Mae and Freddie Mac for loans up to the conforming loan limit and to the mortgagee for any other loan. For “high risk” loans above the conforming loan limit, private mortgage insurance must be terminated on the date that the LTV is first scheduled to reach 77%. In no case, however, may private mortgage insurance be required beyond the midpoint of the amortization period of the loan if the mortgagor is current on the payments required by the terms of the mortgage. We do not believe that the Act has had a material impact on the persistency rate (the percentage of insurance in force that remains on our books after any given 12-month period) of our insured loans or on our financial results.

Freddie Mac and Fannie Mae

As the most significant purchasers and sellers of conventional mortgage loans, and therefore beneficiaries of private mortgage insurance, Freddie Mac and Fannie Mae impose requirements on private mortgage insurers so that they may be eligible to insure loans sold to Freddie Mac and Fannie Mae. Freddie Mac’s current eligibility requirements impose limitations on the type of risk insured, standards for the geographic and customer diversification of risk, procedures for claims handling, standards for acceptable underwriting practices, standards for certain reinsurance cessions and financial requirements that generally mirror state insurance regulatory requirements. These requirements are subject to change from time to time. Fannie Mae also has eligibility requirements, although those requirements are not published. Radian Guaranty and Amerin Guaranty are approved mortgage insurers for both Freddie Mac and Fannie Mae.

In January 1999, Fannie Mae announced a program that allows for lower levels of required mortgage insurance coverage for low-down-payment 30-year fixed-rate loans approved through its Desktop Underwriter automated underwriting system. Under this program, Fannie Mae replaces some of the mortgage insurance coverage with a layer of investor mortgage insurance coverage provided by at least two mortgage insurers.

The Office of Federal Housing Enterprise Oversight issued new risk-based capital regulations for Freddie Mac and Fannie Mae, which took effect September 13, 2002. The most relevant provision to us is a distinction between AAA-rated insurers and A-rated insurers. The new regulations impose a credit reduction that Fannie Mae and Freddie Mac are given for exposure ceded to AAA -rated insurers by 3.5% and to AA-rated insurers by 8.75%. Currently, Radian Guaranty is rated AA; one other mortgage insurance provider is rated AAA. As a result, there may be an incentive for the GSEs to use private mortgage insurance provided by a AAA rated insurer. The provisions of the new regulations are to be phased in over a 10-year period commencing on the effective date of the regulation.

Fannie Mae and Freddie Mac require that we participate in “affordable housing” programs that they maintain to provide for loans to low- and moderate-income borrowers. These programs usually include 95s, 97s and 100s and may require the liberalization of certain underwriting guidelines to achieve the programs’ objectives. Our default experience on loans that we insure through these programs has been worse than on non-”affordable housing” loans, but our participation in these programs does not comprise a material amount of our risk in force.

Indirect Regulation

We also are indirectly, but significantly, impacted by regulations affecting originators and purchasers of mortgage loans, particularly Freddie Mac and Fannie Mae, and regulations affecting governmental insurers such as the Federal Housing Administration (“FHA”) and the Veterans Administration (“VA”). We and other private mortgage insurers depend highly on federal housing legislation and other laws and regulations that affect the demand for private mortgage insurance and the housing market generally. For example, legislation that increases the number of persons eligible for FHA or VA mortgages could have a material adverse effect on our ability to compete with the FHA or VA.

The FHA single-family loan limits were raised effective January 1, 2004. The new limits range from $160,176 in low-cost areas to $290,319 in high-cost areas. We do not believe that demand for private mortgage insurance has been or will be materially adversely affected by this change.

In addition, the above-mentioned federal laws and regulations or other federal laws and regulations affecting lenders, private and governmental mortgage insurers, or purchasers of insured mortgage loans, are subject to change in a manner that could adversely affect the demand for private mortgage insurance.

Foreign Regulation

We also are subject to certain regulation in various foreign countries, primarily the United Kingdom and Bermuda, as a result of our operations in those jurisdictions.

In the United Kingdom, we are subject to regulation by the Financial Services Authority, or FSA. The FSA periodically performs a formal risk assessment of insurance companies or groups carrying on business in the U.K. After each risk assessment, the FSA will inform the insurer of its views on the insurer’s risk profile. This will include details of any remedial action that the FSA requires and the likely consequences if this action is not taken. The FSA also supervises the management of insurance companies through the approved persons regime, by which any appointment of persons to perform certain specified “controlled functions” within a regulated entity, must be approved by the FSA.

In addition, the FSA recently began to supervise the sale of general insurance, including payment protection insurance and mortgage insurance. Under FSA rules, persons who are involved in the sale of general insurance (including insurers and distributors) are prohibited from offering or accepting any inducement in connection with the sale of general insurance that is likely to conflict materially with their duties to insureds. Although the rules do not generally require disclosure of broker compensation, the insurer or distributor must disclose broker compensation at the insured’s request.

The FSA has extensive powers to intervene in the affairs of an insurance company or authorized person and has the power, among other things, to enforce, and take disciplinary measures in respect of, breaches of its rules. Under FSA rules, insurance companies must maintain a margin of solvency at all times, the calculation of which in any particular case depends on the type and amount of insurance business a company writes.

Our U.K. subsidiaries are prohibited from declaring a dividend to their shareholders unless they have “profits available for distribution.” The determination of whether a company has profits available for distribution is based on its accumulated realized profits less its accumulated realized losses.

The acquisition of “control” of any U.K. insurance company will require FSA approval. For these purposes, a party that “controls” a U.K. insurance company includes any company or individual that (together with its or his associates) directly or indirectly acquires 10% or more of the shares in a U.K. authorized insurance company or its parent company, or is entitled to exercise or control the exercise of 10% or more of the voting power in such authorized insurance company or its parent company. In considering whether to approve an application for approval, the FSA must be satisfied that both the acquirer is a fit and proper person to have such “control” and that the interests of consumers would not be threatened by such acquisition of “control.” Failure to make the relevant prior application could result in action being taken against our U.K. subsidiaries by the FSA.

Employees

At December 31, 2004, we had 1,220 employees, of which approximately one-third are located in our Philadelphia headquarters facility and 200 are employees of our financial guaranty business located in New York and London. Approximately 360 individuals are classified as contract underwriters rather than as employees. Our employees are not unionized and management considers employee relations to be good.

Item 2.	Properties

At our corporate headquarters in Philadelphia, we lease approximately 116,000 square feet of space under a lease that expires in August 2015, and approximately 26,000 square feet of temporary space under leases that expire in November 2005 and May 2006; we also sublease approximately 3,600 square feet of space at our Philadelphia headquarters under a sublease that expires in March 2005. This lease will be month-to-month until we get permanent space in December 2005. In addition, we lease: (1) space for our mortgage insurance regional offices, service centers and on-site offices throughout the United States comprising approximately 29,000 square feet with leases expiring between 2005 and 2009; (2) space for our financial guaranty operations in New York comprising approximately 121,000 square feet, under a lease expiring in 2015, approximately 55,000 square feet of which we sublease to others; (3) space for our U.K. operations in London comprising approximately 6,500 square feet, under a lease expiring in 2012; and space for our data centers in Philadelphia and Dayton comprising approximately 43,000 square feet with leases expiring in August 2015 and September 2012. We are currently negotiating early termination buy-outs for the service center leases expiring in 2005. In the fourth quarter of 2003, we announced the cessation of operations of RadianExpress. We leased approximately 18,000 square feet of space for these operations under a lease that terminated in April 2004. In the first quarter of 2005, we announced the closing of four field offices comprised of 8,800 square feet. All of these locations have leases that expire in 2005. With respect to all facilities, we believe we will be able to obtain satisfactory lease renewal terms.

We believe our existing properties are well utilized, suitable and adequate for our present circumstances.

We currently maintain three Data Centers (Dayton, New York and Philadelphia) and two Disaster Recovery (DR) sites (Dayton and Philadelphia) to support all of our businesses. We have verified that these Data Centers and DR sites work properly and have transitioned from the establishment of these Data Centers and DR sites to a program to operate and administer them. We have “hot site” recovery plans for London, New York and Philadelphia from a Business Continuity standpoint. During 2005, we will be introducing a new contract underwriting system for underwriters at our Service Centers and On-Sites. This new system includes access through a web-based Portal and ordering, billing, fulfillment and payment functionality, along with integrated document management and reporting capabilities. Our strategic direction for all new application development continues to include deploying web-based custom or off-the-shelf software running on a UNIX, Linux and/or Windows platform. PeopleSoft Financial Systems is currently installed and operational. We maintain our current legacy systems that support claims, risk management and mortgage insurance underwriting in the Philadelphia data center and at the Philadelphia DR site. We will continue to fortify our legacy systems and adjunct components as appropriate through a policy enforcement and data interchange strategy. Over the next twelve months, we will migrate our data operations from the New York data center to the data center in Dayton. This will provide continuous availability at the Dayton data center and full business recovery capability at the Philadelphia data center.

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

In addition to the above, the Company and its subsidiaries are involved in certain litigation arising in the normal course of their business, including as a plaintiff or interested third-party. The Company is contesting the allegations in each such pending action where it is a defendant and believes, based on current knowledge and after consultation with counsel, that the outcome of such litigation will not have a material adverse effect on the Company’s consolidated financial position and results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange under the symbol “RDN”. At December 31, 2004, there were 92,280,607 shares outstanding and approximately 111 holders of record. The following table shows the high and low sales prices of our common stock on the New York Stock Exchange Composite Tape for the financial quarters indicated:

	2004		2003
	High	Low	High	Low
1st Quarter	$51.43	$40.95	$41.60	$30.02
2nd Quarter	48.77	43.86	42.65	33.04
3rd Quarter	48.67	43.43	49.15	36.52
4th Quarter	54.00	42.30	53.34	44.90

Cash dividends for each share of our common stock were $0.02 per share in each quarter of 2004 and 2003. For more information on our ability to pay dividends, refer to Part II, Item 7 under “Liquidity and Capital Resources” and Part II, Item 8, Note 11 to the Company’s Consolidated Financial Statements.

As required by Section 303A.12(a) of the NYSE Listed Company Manual, in May of 2004 we submitted to the NYSE an unqualified CEO certification regarding our compliance with the NYSE Listed Company Manual.

The following table provides information about repurchases by us (and our affiliated purchasers) during the quarter ended December 31, 2004 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
10/01/04 to 10/31/04	100,000	$44.51	100,000	2,767,800
11/01/04 to 11/30/04	—	—	—	2,767,800
12/01/04 to 12/31/04	—	—	—	2,767,800
Total	100,000	$44.51	100,000	2,767,800

(1)	On May 11, 2004, we announced that our Board of Directors authorized the repurchase of up to 3.0 million shares of our common stock on the open market from time to time depending on market conditions, share price and other factors. On September 8, 2004, we announced that our Board of Directors expanded this program to include an additional 2.0 million shares for a total of 5.0 million shares. Purchases under the program were funded from available working capital.
(2)	We completed our 5.0 million share repurchase program by purchasing all 2,767,800 remaining shares in January and February of 2005. Our Board of Directors approved a new 5.0 million share repurchase program in February of 2005, and we have already begun making repurchases under this new program. Purchases under this new program will be funded from working capital and will be made in the open market from time to time depending on market conditions, share price and other factors. This program does not have an expiration date.

Item 6.	Selected Financial Data

The following table sets forth selected financial data of the Company. This information should be used in conjunction with the Consolidated Financial Statements and notes thereto included in Item 8 of this report and the information set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	2004	2003	2002	2001(1)	2000
	(in millions, except per-share amounts and ratios)
Condensed Consolidated Statements of Income
Net premiums written	$1,082.5	$1,110.5	$954.9	$783.6	$544.3

Net premiums earned	$1,029.5	$1,008.2	$847.1	$715.9	$520.9
Net investment income	204.3	186.2	178.8	147.5	82.9
Net gains on sales of investments	50.8	17.4	10.5	6.8	4.2
Change in fair value of derivative instruments	47.1	4.1	(13.0)	(5.8)	—
Other income	32.3	63.3	44.4	42.5	7.4
Total revenues (2)	1,364.1	1,279.2	1,067.8	906.9	615.4
Provision for losses	456.8	476.1	243.4	208.1	154.3
Policy acquisition costs and other operating expenses	327.5	339.6	276.1	216.8	108.6
Interest expense	34.7	37.5	28.8	17.8	—
Equity in net income of affiliates	180.6	105.5	81.8	41.3	—
Pretax income	725.6	531.5	601.3	505.5	352.5
Net income	518.7	385.9	427.2	360.4	248.9
Diluted net income per share (3) (4)	$5.33	$3.95	$4.27	$3.88	$3.22
Cash dividends declared per share	$.08	$.08	$.08	$.075	$.06
Average shares outstanding-diluted	97.9	98.5	99.5	92.0	76.3

Condensed Consolidated Balance Sheets
Total assets	$7,000.8	$6,445.8	$5,393.4	$4,438.6	$2,272.8
Total investments	5,470.1	5,007.4	4,200.3	3,369.5	1,750.5
Unearned premiums	770.2	718.6	618.1	513.9	77.2
Reserve for losses and loss adjustment expenses	801.0	790.4	624.6	588.6	390.0
Short-term and long-term debt	717.6	717.4	544.1	324.1	—
Redeemable preferred stock	—	—	—	40.0	40.0
Stockholders’ equity	3,689.1	3,225.8	2,753.4	2,306.3	1,362.2
Book value per share (4)	$39.98	$34.31	$29.42	$24.54	$17.97

Selected Ratios—Mortgage Insurance (5)
Loss ratio	49.2%	40.7%	29.4%	29.4%	29.6%
Expense ratio	26.6	25.8	26.6	25.3	20.9

Combined ratio	75.8%	66.5%	56.0%	54.7%	50.5%

Selected Ratios—Financial Guaranty (5)
Loss ratio	26.0%	67.1%	26.2%	27.2%	n/a
Expense ratio	45.9	38.8	33.0	40.8	n/a

Combined ratio	71.9%	105.9%	59.2%	68.0%

Other Data—Mortgage Insurance
Primary new insurance written	$44,820	$68,362	$48,767	$44,754	$24,934
Direct primary insurance in force	115,315	119,887	110,273	107,918	100,859
Direct primary risk in force	27,012	27,106	26,273	26,004	24,622
Total pool risk in force	2,384	2,415	1,732	1,571	1,388
Other risk in force (6)	1,205	1,053	475	348	211

	2004	2003	2002	2001(1)	2000
	(in millions, except per-share amounts and ratios)

Other Data—Financial Guaranty (7)
Net premiums written	$216	$369	$286	$143	—
Net premiums earned	214	249	187	106	—
Net par outstanding	66,720	76,997	66,337	59,544	—
Net debt service outstanding	101,620	117,900	104,756	97,940	—

(1)	On February 28, 2001, the Company acquired Enhance Financial Services Group Inc. The results for 2001 include the results of operations for Enhance Financial Services Group Inc. from the date of acquisition. See Note 1 of Notes to Consolidated Financial Statements.
(2)	The prior period presentations have been conformed to the current period presentation by reclassifying gains and losses on sales of investments and change in fair value of derivative instruments as revenues and by reclassifying equity in net income of affiliates as a separate item following operating expenses.
(3)	Diluted net income per share and average share information per Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” Amounts reported for 2002 and 2003 have been adjusted to reflect the inclusion of shares underlying contingently convertible debt. See Note 1 and 2 of Notes to Consolidated Financial Statements.
(4)	All share and per-share data for periods prior to 2001 have been adjusted to reflect a 2-for-1 stock split in 2001.
(5)	Calculated on a GAAP basis using provision for losses to calculate the loss ratio and policy acquisition costs and other operating expenses to calculate the expense ratio as a percentage of net premiums earned.
(6)	Consists primarily of second lien mortgage insurance risk and other structured mortgage-related insurance risk.
(7)	Amounts for 2004 reflect the recapture of previously ceded business by one of the primary insurer customers of Financial Guaranty in the first quarter of 2004.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s financial statements and notes thereto included elsewhere in this report and the risk factors detailed in the section immediately preceding Part I of this report.

Overview

The Company provides credit insurance and financial services to mortgage lenders and other global financial institutions. As a holder of credit risk, the Company’s results are subject to macroeconomic conditions and specific events that impact the credit performance of the underlying insured assets. The Company generally experienced favorable results for 2004, although the operating environment for mortgage insurance and financial guaranty insurance continued to present difficulties. The results of the Company’s mortgage insurance business trended positively, even with the continuation of the unprecedented refinance wave that has caused continued high cancellation rates and has negatively impacted insurance in force. Claims appear to have leveled off and, over the course of 2004, there was a reduction in delinquencies, which is a leading indicator of future claims. The mortgage insurance mix of business has continued to include lower credit profile business such as Alternative A (“Alt-A”) and A minus mortgages and new products such as interest-only loans. This is considered the growth area of the market as some of the prime mortgage market continues to be absorbed by “80-10-10” and other hybrid products that do not typically include mortgage insurance. The Company expects to continue to increase its insurance of new and emerging products that the Company has less experience with, which adds to the uncertainty of future credit performance. The financial guaranty business continued to slowly recover from setbacks caused by a large loss on a manufactured housing transaction, the “clawback” of significant reinsurance business by one of its customers in the first quarter of 2004 and the impending clawback of a smaller piece of business by another customer in the first quarter of 2005. The year 2004 showed another period of unprecedented earnings strength and growth and return on investment for the financial services segment, some of which was a result of the low interest rate environment and a favorable environment for the issuers of asset-backed securities.

The Company believes that its diversified credit enhancement and prudent capital management strategies are sound and intends to continue to implement these strategies. The Company sees a convergence between the mortgage insurance and financial guaranty markets, with an emphasis on structured credit enhancement products. In the mortgage insurance business, the Company is hopeful that an economic recovery and job growth can positively impact performance and that modestly rising interest rates will help reduce cancellation rates, although these macroeconomic factors are outside of the Company’s control. The Company will continue to be challenged to solidify the AA financial guaranty business platform by continuing to demonstrate the ability to grow and write quality business. This will be difficult in a competitive, tight credit spread environment. The Company expects to increase its efforts in the global markets for both mortgage and financial guaranty business to allow it to take advantage of its core competencies of credit risk analysis and capital allocation to write profitable business in Europe and Asia.

In November 2004, the Company announced that its Chairman and Chief Executive Officer, Frank Filipps, intends to retire on or before June 30, 2005. The board of directors has formed a special committee to lead the selection of Mr. Filipps’ successor and the committee has begun that process, which will include both external and internal candidates.

Results of Operations – Consolidated

Net income for 2004 was $518.7 million or $5.33 per share compared to $385.9 million or $3.95 per share for 2003. Net income per share for both periods reflects the inclusion of 3.8 million shares underlying the Company’s contingently convertible debt, as required by newly issued accounting rules. The impact of including these shares in the calculation was a reduction of $0.18 per share for 2004 and $0.13 per share for 2003. The results for 2004 reflect an immediate reduction in net income of $10.3 million or $0.11 per share in the first quarter of 2004 related to the recapture of business previously ceded to the Company by one of the primary insurer customers of the financial guaranty segment. This recapture of previously ceded business also resulted in the loss of premiums that would have been earned over the balance of 2004 and the avoidance of losses that would have been incurred on the recaptured business, and that would have resulted in an estimated additional $0.15 per share of net income over that period. Net income for 2004 includes an increase of $76.4 million compared to 2003 due to the inclusion of $50.8 million in gains on sales of investments and $47.1 million for the change in fair value of derivative instruments compared to $17.4 million and $4.1 million, respectively, for 2003. Net income for 2004 also includes an increase of $19.3 million resulting from a reduction in the provision for losses in 2004 compared to 2003 primarily from the inclusion of a $96.0 million charge in the fourth quarter of 2003 for an insurance policy related to manufactured housing loans originated by Conseco Finance Corp. Also included in 2003 was a $13.0 million charge to other operating expenses in the fourth quarter of 2003 for the cessation of operations at RadianExpress.com Inc. (“RadianExpress”), which was primarily responsible for the $12.1 million reduction in other operating expenses in 2004 as compared to 2003. Insurance in force for the mortgage insurance business segment, which includes the activities of Radian Guaranty Inc. (“Radian Guaranty”), Amerin Guaranty Corporation (“Amerin Guaranty”) and Radian Insurance Inc. (“Radian Insurance”) (together referred to as “Mortgage Insurance”), decreased from $119.9 billion at December 31, 2003 to $115.3 billion at December 31, 2004.

Effective June 1, 2004, the two main operating subsidiaries of Enhance Financial Services Group Inc. (“EFSG”), Radian Asset Assurance Inc. (“Radian Asset Assurance”) and Radian Reinsurance Inc. (“Radian Reinsurance”) were merged, with Radian Asset Assurance as the surviving company. Through this merger, the financial guaranty reinsurance business formerly conducted by Radian Reinsurance was combined with the direct financial guaranty business conducted by Radian Asset Assurance. The merger combined the assets, liabilities and shareholder’s equity of the two companies and the combined company (“Financial Guaranty”) is rated “Aa3” by Moody’s Investor Service (“Moody’s”), “AA” (negative outlook) by Standard & Poor’s Insurance Rating Service (“S&P”) and “AA” by Fitch Ratings (“Fitch”), the ratings assigned to Radian Asset Assurance prior to the merger. Total net debt service outstanding (par plus interest) on transactions insured by Financial Guaranty decreased from $117.9 billion at December 31, 2003 to $101.6 billion at December 31, 2004, primarily as a result of the recapture by one of the primary insurer customers in the first quarter of 2004 of approximately $25.5 billion of net debt service outstanding that previously was ceded to the Company. Equity in net income of affiliates increased to $180.6 million from $105.5 million in 2003. Equity in net income of affiliates includes the results of Credit-Based Asset Servicing and Securitization LLC (“C-BASS”), Sherman Financial Services Group LLC (“Sherman”) and, until September 30, 2004, Primus Guaranty, Ltd., a Bermuda holding company and parent to Primus Financial Products, LLC, (“Primus”). In September 2004, Primus issued shares of its common stock in an initial public offering. The Company sold a portion of its shares in Primus as part of this offering and recorded a pre-tax gain of approximately $1.0 million on the sale. The sale of its shares reduced the Company’s investment in Primus to approximately 11%. As a result of the Company’s reduced ownership and influence over Primus after it became a public company, the Company moved its investment in Primus to its equity securities portfolio and, as such, began recording changes in market value from Primus securities as other comprehensive income rather than recording income or loss as equity in net income of affiliates beginning with the fourth quarter of 2004.

Consolidated net premiums written for 2004 were $1,082.5 million, compared to $1,110.5 million for 2003. The amount of net premiums written reported in 2004 reflects a reduction of $96.4 million of Financial Guaranty written premiums related to the first quarter 2004 recapture of business by one primary insurer, which also reduced earned premiums by $24.9 million. Net premiums earned for 2004 were $1,029.5 million, an increase of $21.3 million or 2.1% from the $1,008.2 million recorded in 2003. Net investment income of $204.3 million for 2004 increased $18.1 million or 9.7% from $186.2 million in 2003, primarily due to growth in the investment portfolio funded by continued positive operating cash flows. The Company has continued to invest some of its net operating cash flow in tax-advantaged securities, primarily municipal bonds, although the Company’s investment policy allows the purchase of various other asset classes, including common stock and convertible securities. The Company’s common equity exposure is targeted at a maximum of 5% of the investment portfolio’s market value, while the investment-grade convertible securities and investment-grade taxable bond exposures are each targeted not to exceed 10%. Other income decreased to $32.3 million in 2004 from $63.3 million in 2003, primarily due to the cessation of operations at RadianExpress.

The provision for losses was $456.8 million for 2004, a net decrease of $19.3 million or 4.1% from $476.1 million in 2003. The decrease in the provision for losses in 2004 resulted primarily from the $111.0 million attributable to Conseco Finance Corp. in 2003, partially offset by a $91.7 million increase in the provision for losses to support the $93.2 million increase in claims paid by Mortgage Insurance in 2004. Policy acquisition costs for 2004 were $121.8 million, down $6.7 million or 5.2% from $128.5 million in 2003. The amount reported in 2004 reflects the $9.8 million reduction of Financial Guaranty acquisition costs resulting from the recapture of previously written business by one primary insurer customer in the first quarter of 2004. Also included in the amount reported in 2004 was a charge of $11.6 million related to an acceleration of deferred policy acquisition cost amortization in the Mortgage Insurance business resulting from high cancellation rates and higher default rates.

Other operating expenses of $205.7 million for 2004 decreased $5.4 million or 2.6% from $211.1 million in 2003. Other operating expenses in 2004 included higher Information Technology (“IT”) expenditures and the amortization of IT projects that were placed into service in 2004, as well as increased compliance costs, including Sarbanes-Oxley compliance. Other operating expenses for 2003 included the $13.0 million charge for the cessation of operations at RadianExpress, as well as normal operating expenses of RadianExpress of $25.7 million up to the time of its cessation of business. The $13.0 million charge includes the write-off of the carrying cost of the investment of $7.2 million and provisions for severance, leasehold commitments and other charges of $5.8 million.

Interest expense of $34.7 million for 2004 decreased $2.8 million from $37.5 million in 2003 due to the positive impact of the interest rate swap that the Company entered into in the second quarter of 2004, which effectively converted the interest rate on the Company’s 5.625% Senior Notes due 2013 to a variable rate based on a spread over the London Interbank Offered rate (“LIBOR”). The consolidated effective tax rate was 28.5%

and 27.4% for 2004 and 2003, respectively. The lower effective tax rate for 2003 reflects a higher proportion of tax-exempt income to total income resulting from the overall decline in 2003 earnings as a result of the charge for Conseco Finance Corp.

The following schedule shows the Consolidated Statements of Income as reported (Column 1) and adjustments (Column 2) to reflect the income statement impact of the recapture (referred to in the table as the clawback) of business previously ceded to the Company by one of the primary insurer customers of Financial Guaranty that occurred in the first quarter of 2004. The adjusted numbers are shown in Column 3. The impact of the clawback (Column 2) reflects the clawback of business recorded by the Company in prior periods. This clawback affected the first quarter (and, as a result, the year-to-date period) of 2004. Accordingly, management believes that Column 3 provides useful information to investors by presenting a more meaningful basis of comparison for the Company’s past and future results.

	As Reported Year Ended December 31, 2004	Impact of Clawback	As Adjusted Year Ended December 31, 2004 Excluding Clawback	Year Ended December 31, 2003
	(Thousands of dollars, except per share data)
Revenues:
Net premiums written	$1,082,487	$(96,417)	$1,178,904	$1,110,477

Net premiums earned	$1,029,484	$(24,892)	$1,054,376	$1,008,183
Net investment income	204,349	—	204,349	186,163
Gain on sales of investments	50,799	—	50,799	17,387
Change in fair value of derivative instruments	47,135	(791)	47,926	4,139
Other income	32,286	—	32,286	63,322

Total revenues	1,364,053	(25,683)	1,389,736	1,279,194

Expenses:
Provision for losses	456,834	—	456,834	476,054
Policy acquisition costs	121,830	(9,766)	131,596	128,518
Other operating expenses	205,687	—	205,687	211,077
Interest expense	34,660	—	34,660	37,542

Total expenses	819,011	(9,766)	828,777	853,191

Equity in net income of affiliates	180,550	—	180,550	105,476

Pretax income (loss)	725,592	(15,917)	741,509	531,479
Provision (benefit) for income taxes	206,939	(5,571)	212,510	145,578

Net income (loss)	$518,653	$(10,346)	$528,999	$385,901

Diluted net income (loss) per share	$5.33	$(0.11)	$5.44	$3.95

Weighted average shares outstanding (thousands)	97,908	—	97,908	98,453

Net income for 2003 was $385.9 million or $3.95 per share compared to $427.2 million or $4.27 per share for 2002. Net income per share for both periods reflects the inclusion of 3.8 million shares underlying the Company’s contingently convertible debt, as required by newly issued accounting rules. The impact of including these shares in the calculation was a reduction of $0.13 per share for 2003 and $0.14 per share for 2002. The overall decline in net income was principally a result of a $232.8 million increase in the provision for losses, as discussed below. Insurance in force for the mortgage insurance business segment increased from $110.3 billion at December 31, 2002 to $119.9 billion at December 31, 2003. Total net debt service outstanding (par plus interest) on transactions insured by Financial Guaranty increased from $104.8 billion at December 31, 2002 to $117.9 billion at December 31, 2003. These increases in business volumes produced increases in written and earned premiums, investment income and other income. Increased revenues were offset by increases in policy acquisition costs, other operating expenses and interest expense to support the higher business volumes. Equity in net income of affiliates increased by $23.8 million in 2003 to $105.5 million from the $81.7 million recorded in

2002, primarily due to strong results at C-BASS and Sherman. Equity in net income of affiliates for 2003 also included $9.1 million (pre-tax) related to the Company’s investment in Primus. The results of Primus for 2002 were immaterial to the Company’s Consolidated Financial Statements.

Consolidated earned premiums for 2003 of $1,008.2 million represented an increase of $161.1 million or 19.0% from $847.1 million in 2002. Mortgage Insurance contributed $99.1 million of this increase and Financial Guaranty contributed $62.0 million. Net investment income of $186.2 million for 2003 increased $7.4 million or 4.1% from $178.8 million in 2002. This increase was primarily due to a large increase in the investment portfolio balance, some of which resulted from the issuance of $250 million of notes in the first quarter of 2003, partially offset by lower investment yields. Other income increased to $63.3 million in 2003 from $44.4 million in 2002, primarily related to increased contract underwriting income in the mortgage insurance segment.

The provision for losses was $476.1 million for 2003, an increase of $232.8 million or 95.7% from $243.3 million in 2002. Approximately $114.8 million of this increase was related to Mortgage Insurance to support an increase in claims payments and delinquency rates, and $118.0 million was related to Financial Guaranty, of which $96.0 million was added during the fourth quarter of 2003 in anticipation of approximately $111.0 million in claims from a single manufactured housing transaction originated and serviced by Conseco Finance Corp. The remaining reserve increase was at Financial Guaranty to support business growth and an increase in trade credit reinsurance claims. Policy acquisition costs for 2003 were $128.5 million, up $27.7 million or 27.5% from $100.8 million in 2002. Other operating expenses of $211.1 million for 2003 increased $35.8 million or 20.4% from $175.3 million in 2002. Included in operating expenses in 2003 was a $13.0 million charge for the cessation of operations of RadianExpress. The Company recorded a pension gain of $2.3 million in 2002 related to the curtailment of Financial Guaranty’s pension plan. Interest expense of $37.5 million for 2003 increased from $28.8 million in 2002 as a result of interest payments on $250 million of long-term debt issued in February 2003. The Company’s consolidated effective tax rate was 27.4% for 2003 compared to 29.0% for 2002. The decline in the effective tax rate in 2003 resulted from a higher proportion of tax-exempt securities as compared to taxable income.

Mortgage Insurance – Results of Operations

Mortgage Insurance’s net income for 2004 was $271.9 million, a decrease of $7.9 million or 2.8% from $279.8 million in 2003. This decrease was due to increases in the provision for losses, policy acquisition costs and other operating expenses, as well as a decrease in other income, partially offset by an increase in earned premiums, net investment income, gains on sales of investments and the change in fair value of derivative instruments.

Although home purchases have increased, the mortgage insurance industry did not benefit from this increase as it relates to insurance written due to equity appreciation, which decreased the percentage of loans requiring mortgage insurance, and an increase in alternative mortgage executions that exclude mortgage insurance, particularly so-called “80-10-10” arrangements. In addition, refinance activity remained high, which often results in the elimination of mortgage insurance on the refinanced loan, reducing volume in 2004 throughout the industry. Primary new insurance written during 2004 was $44.8 billion, a 34.5% decrease from $68.4 billion written in 2003. This decrease in Mortgage Insurance’s primary new insurance written in 2004 was primarily due to a smaller overall market which led to a large decrease in insurance written both through flow business (loans insured on an individual basis) and structured transactions. During 2004, Mortgage Insurance wrote $8.5 billion in structured transactions compared to $18.9 billion in 2003. The amount originated in 2003 included a large structured transaction for one customer composed of prime mortgage loans originated throughout the United States. The Company’s participation in the structured transactions market is likely to vary significantly from year-to-year because the Company competes with other mortgage insurers, as well as capital market executions, for these transactions. In 2004, Mortgage Insurance wrote $304 million of pool insurance risk compared to $933 million in 2003. A lower level of structured transactions, which includes those composed of pool insurance risk, and a lower level of GSE pool risk written, contributed to this decline. The large transaction in 2003 referred to above also included a portion of the risk written as pool insurance coverage.

Mortgage Insurance is dependent on a small number of lenders for providing a substantial portion of its business. Mortgage Insurance’s top 10 lenders were responsible for 42.2% of the direct primary risk in force at December 31, 2004. The top 10 lenders were also responsible for 46.7% of primary new insurance written in 2004. The largest single customer of Mortgage Insurance (including branches and affiliates of such customer), measured by new insurance written, accounted for 9.6% of new insurance written during 2004, compared to 10.4% in 2003. The concentration of business with lenders may increase or decrease as a result of many factors. These lenders may reduce the amount of business currently given to Mortgage Insurance or cease doing business with it altogether. Mortgage Insurance’s master policies and related lender agreements do not, and by law cannot, require lenders to do business with it. The loss of business from a major lender could materially adversely affect Mortgage Insurance’s and the Company’s business and financial results. The Company expects customer concentration to be a continuous trend as a result of the ongoing consolidation in the financial services industry in general and the mortgage industry in particular.

The highest state concentration of risk is California at 13.0%. At December 31, 2004, California also accounted for 12.4% of Mortgage Insurance’s total direct primary insurance in force and 13.8% of Mortgage Insurance’s direct primary new insurance written for 2004.

Mortgage Insurance’s volume in 2004 continued to be impacted by lower interest rates that affected the entire mortgage insurance industry. The continued low interest rate environment caused refinancing activity to remain relatively high, although not as high as in 2003. Mortgage Insurance’s refinancing activity as a percentage of primary new insurance written was 40% for 2004 compared to 50% for 2003. The persistency rate, which is defined as the percentage of insurance in force that remains on the Company’s books after any 12-month period, was 58.8% for the 12 months ended December 31, 2004, compared to 46.7% for the 12 months ended December 31, 2003. This increase in the persistency rate reflects a decline in refinancing activity during 2004. The Company’s expectation for 2005 is that persistency rates will continue to slowly rise throughout the year, influenced by relatively stable or slowly rising interest rates.

Net premiums earned by Mortgage Insurance in 2004 were $814.6 million, a $55.0 million or 7.2% increase from $759.6 million for 2003. The net premiums earned in 2004 reflect an increase in premiums from non-traditional new insurance volume in Radian Insurance and Amerin Guaranty. Certain portions of this business are included in “other risk in force” and include a high percentage of credit enhancements on net interest margin securities (“NIMs”) and second lien mortgage insurance business. During the second quarter of 2004, the Company announced its intent to reduce the amount of second lien business it expected to originate in the future, but the Company continues to evaluate this decision and may increase its participation in second lien business if it believes it can do so at acceptable levels of risk and return. Premiums earned in Radian Insurance and Amerin Guaranty, primarily from credit insurance on mortgage-related assets and second mortgages, were $128.8 million in 2004, compared to $93.1 million in 2003 and $46.1 million in 2002. During 2003 and continuing into 2004, Mortgage Insurance also experienced a change in the mix of new insurance written. The mix now includes a higher percentage of non-prime business, which has higher premium rates intended to compensate for the increased level of expected loss associated with this type of insurance. Direct primary insurance in force was $115.3 billion at December 31, 2004, compared to $119.9 billion at December 31, 2003. Total pool risk in force was $2.4 billion at December 31, 2004 and December 31, 2003. Other risk in force in Radian Insurance and Amerin Guaranty was $1.2 billion at December 31, 2004 and $1.1 billion at December 31, 2003.

The Office of Federal Housing Enterprise Oversight issued new risk-based capital regulations for Fannie Mae and Freddie Mac, which took effect September 13, 2002. The most relevant provision to the Company is a distinction between “AAA”-rated insurers and “AA”-rated insurers. The new regulations impose a credit haircut that Fannie Mae and Freddie Mac are given for exposure ceded to “AAA” insurers by 3.5% and to “AA” insurers by 8.75%. Currently, Radian Guaranty is rated “AA”; one other mortgage insurance provider is rated “AAA.” As a result, there may be an incentive for the GSEs to use private mortgage insurance provided by a “AAA” rated insurer. The provisions of the new regulations are being phased in over a 10-year period commencing on the effective date of the regulation. There has been no noticeable impact on the Company as a result of this change.

In addition to insuring prime loans, Mortgage Insurance insures non-traditional loans, primarily Alt-A and A minus loans (collectively, referred to as “non-prime” business). Alt-A borrowers generally have a similar credit profile to the Company’s prime borrowers, but these loans are underwritten with reduced documentation and verification of information. The Company typically charges a higher premium rate for Alt-A business due to reduced or no documentation. Alt-A loans tend to have higher balances than other loans insured by Mortgage Insurance. The Company considers Alt-A loans to be more risky than prime business, particularly Alt-A loans to borrowers with FICO credit scores below 660. The Company also insures Alt-A loans with FICO scores ranging from 620 to 660, but the Company has measures in place to limit this exposure and it charges a significantly higher premium for the level of increased risk. Although the Company previously has disclosed an intent to reduce its insurance of lower FICO Alt-A loans, the Company continually re-evaluates this decision and will increase its participation in this business if it believes it can do so at acceptable levels of risk and return. The Company’s A minus loan programs typically have non-traditional credit standards that are less stringent than standard credit guidelines and include loans to borrowers with FICO scores ranging from 570 to 619. In an attempt to compensate for this additional risk, the Company receives a higher premium for insuring this product, which the Company believes is commensurate with the additional default risk. During 2004, non-prime business accounted for $16.4 billion or 36.6% of Mortgage Insurance’s new primary insurance written compared to $27.4 billion or 40.1% for 2003. Of the $16.4 billion of non-prime business written for 2004, $10.2 billion or 61.9% was Alt-A. At December 31, 2004, non-prime insurance in force was $35.7 billion or 31.0% of total primary insurance in force, compared to $37.8 billion or 31.5% for 2003. Of the $35.7 billion of non-prime insurance in force at December 31, 2004, $22.1 billion or 61.9% was Alt-A. The Company anticipates that the trend of a significant and, perhaps, increasing mix of non-prime mortgage insurance business and non-traditional insurance products will continue as a result of structural changes and competitive products in the mortgage lending and mortgage insurance businesses.

In the third quarter of 2004, the Company developed an innovative way to reinsure its unexpected losses and to manage its internal credit limits through unaffiliated reinsurance companies funded by the issuance of credit-linked notes in the capital markets. On August 3, 2004, the Company entered into a reinsurance agreement under which it ceded a significant portion of the risk associated with an $882 million portfolio of first-lien, non-prime residential mortgage loans insured by the Company. The Company’s counterparty under the reinsurance agreement is SMART HOME Reinsurance 2004-1 Limited (“Smart Home”), a Bermuda reinsurance company that is not affiliated with the Company, which was formed solely to enter into the reinsurance arrangement. Smart Home was funded in the capital markets by its issuance of credit-linked notes rated between AA and BB by S&P, and between Aa2 and Ba1 by Moody’s, that were issued in separate classes related to loss coverage levels on the reinsured portfolio. The Company anticipates retaining the risk associated with the first loss coverage levels, and may retain or sell, in a separate risk transfer agreement, the risk associated with the AAA-rated coverage level.

Holders of the Smart Home credit-linked notes bear the risk of loss from losses paid to the Company under the reinsurance agreement. Smart Home will invest the proceeds of the notes in high-quality short-term investments approved by S&P and Moody’s. Income earned on those investments and a portion of the reinsurance premiums paid by the Company will be applied to pay interest on the notes as well as certain of Smart Home’s expenses. The liquidation proceeds from the investments will be used to pay reinsured loss amounts to the Company, and any remaining proceeds will be applied to pay principal on the notes. In February 2005, the Company completed a second reinsurance arrangement under which it ceded a portion of the risk associated with a $1.68 billion portfolio of first lien, non-prime residential mortgages insured by the Company.

Mortgage Insurance and other companies in the industry have entered into risk/revenue-sharing arrangements with various customers that are designed to allow the customer to participate in the risks and rewards of the mortgage insurance business. One such product is captive reinsurance, in which a mortgage lender establishes a mortgage reinsurance company that assumes part of the risk associated with that lender’s mortgages that are insured on a flow basis. In return for the reinsurance company’s assumption of risk, the mortgage insurer cedes a portion of its mortgage insurance premiums to the reinsurance company. In most cases, the risk assumed by the reinsurance company is an excess layer of aggregate losses that would be penetrated only in a situation of adverse loss development, in effect providing the mortgage insurer with a form of stressed loss coverage. For 2004, premiums ceded under captive reinsurance arrangements were $87.3 million, or 11.3% of total premiums earned during 2004, compared to $73.6 million, or 10.0% of total premiums earned for 2003. New primary insurance written under captive reinsurance arrangements was $17.8 billion, or 39.7% of total new primary insurance written in 2004 compared to $21.9 billion, or 32.1% of total new primary insurance written in 2003. These percentages can be volatile as a result of increases or decreases in structured transactions, such as has occurred over the last several quarters. Primary insurance written in structured transactions is not typically eligible for captive reinsurance arrangements. Captive reinsurance arrangements continue to grow in popularity, and a larger percentage of the Company’s business participates in these arrangements at increasing percentage levels. Because of many factors, including the incentives for mortgage lenders to funnel relatively higher-quality loans through the captive reinsurer, the Company continues to evaluate the level of revenue sharing against risk sharing on a customer-by-customer basis as part of its customer profitability analysis.

Net investment income attributable to Mortgage Insurance for 2004 was $118.7 million, an increase of $11.0 million or 10.2% compared to $107.7 million for 2003. This increase was the result of continued growth in invested assets primarily due to positive operating cash flows and the allocation of interest income from the parent company.

The provision for losses was $400.9 million for 2004, an increase of $91.6 million or 29.6% from $309.3 million in 2003, primarily to support an increase in claims paid and a higher mix of non-traditional insured loans in default that have a higher probability of going to claim. The seasoning of this higher mix of non-traditional insured loans resulted in an increase in claims coupled with higher delinquency (or default) rates. The default and claim cycle in the mortgage insurance business begins with the Company’s receipt of a default notice from the insured. Generally, the master policy of insurance requires the insured to notify the Company of a default within 15 days after the loan has become 60 days past due. Claim activity is not spread evenly throughout the coverage period of a book of business. Relatively few claims on prime business are received during the first two years following issuance of a policy and on non-prime business during the first year. Historically, claim activity on prime loans has reached its highest level in the third through fifth years after the year of policy origination, and on non-prime loans this level is expected to be reached in the second through fourth years. Approximately 80.4% of the primary risk in force and approximately 30.4% of the pool risk in force at December 31, 2004 had not yet reached its highest claim frequency years. Because it is difficult to predict both the timing of originating new business and the run-off rate of existing business, it also is difficult to predict, at any given time, the percentage of risk in force that will reach its highest claim frequency years on any future date. The combined default rate for both primary and pool insurance, excluding second-lien insurance coverage, was 3.3% at December 31, 2004, compared to 3.2% at December 31, 2003, while the default rate on the primary business was 4.8% at December 31, 2004 compared to 4.7% at December 31, 2003.

The total number of loans in default decreased from 50,080 at December 31, 2003 to 48,940 at December 31, 2004. The average loss reserve per default increased from $10,253 at the end of 2003 to $11,435 at December 31, 2004. The loss reserve as a percentage of risk in force was 1.8% at December 31, 2004, compared to 1.6% at December 31, 2003. The non-prime mortgage insurance business has experienced a consistent increase in the number of defaults in the past. Although the default rate on this business is higher than on prime business, higher premium rates charged for non-prime business are expected to compensate for the increased level of expected losses associated with this business. The number of non-prime loans in default at December 31, 2004 was 21,017, which represented 52% of the total primary loans in default, compared to 19,840 non-prime loans in default at December 31, 2003, which represented 47% of the total primary loans in default. The default rate on the Alt-A business was 6.5% at December 31, 2004 compared to 5.3% at December 31, 2003. The default rate on the A minus and below loans was 12.1% at December 31, 2004 compared to 11.4% at December 31, 2003. It is too early to determine with certainty whether the increased premiums charged on non-prime business will compensate for the ultimate losses on the non-prime business. The default rate on the prime business was 3.2% and 3.5% at December 31, 2004 and December 31, 2003, respectively. The default rate on non-prime business increased 105 basis points to 9.0% at December 31, 2004 from 8.0% at December 31, 2003 as a result of that business seasoning, with the default rate on the prime business down 28 basis points from December 31, 2003. A strong economy generally results in better default rates and a decrease in the overall level of losses. A weakening of the economy could negatively impact the Company’s overall default rates, which would result in an increase in the provision for losses.

Direct claims paid for 2004 were $364.4 million compared to $271.2 million for 2003. The average claim paid has increased over the past few years due primarily to deeper coverage amounts and larger loan balances. Alt-A loans have a significantly higher average claim payment due to higher loan balances and greater coverage percentages. In addition, claims paid in 2004 have been impacted by the rise in delinquencies in 2002 and 2003 that have proceeded to foreclosure. Claims paid on second-lien mortgages increased year over year as a result of the increase in the volume of business written in 2003, for which the Company began paying claims in 2004. A disproportionately higher incidence of claims in Georgia is directly related to what the Company’s risk management department believes to be questionable property value estimates in that state. The Company’s risk management department put into place several property valuation checks and balances to mitigate the risk of this issue recurring and applies these same techniques to all mortgage insurance transactions. The Company expects this higher incidence of claims in Georgia to continue until loans originated in Georgia prior to the implementation of these preventive measures become sufficiently seasoned. A higher level of claim incidence in Texas resulted, in part, from unemployment levels that were higher than the national average and from lower home price appreciation. The Company believes that claims in the Midwest and Southeast have been rising and will continue to rise due to the weak industrial sector of the economy. The Company anticipates that overall claim payments in 2005 will be in line with or slightly up from 2004.

Policy acquisition costs relate directly to the acquisition of new business. Other operating expenses consist primarily of contract underwriting expenses, overhead and administrative costs, some of which are allocated to the various business segments from the parent company. Policy acquisition costs and other operating expenses were $216.6 million in 2004, an increase of $20.5 million or 10.5% compared to $196.1 million for 2003. Policy acquisition costs were $75.5 million in 2004, an increase of $5.3 million or 7.5% from $70.2 million in 2003. The amortization of these expenses is related to the recognition of gross profits over the life of the policies and is influenced by such factors as persistency and estimated loss rates. During the third quarter and fourth quarter of 2004, the Company accelerated $11.6 million of the amortization of policy acquisition costs due to the substantial run-off in prior years’ books of business which impacted the projected future gross profits. Much of the amortization in 2004 represents costs that were incurred in 2003 or the effects of the acceleration described above. Other operating expenses were $141.1 million for 2004, an increase of $15.2 million or 12.1% from $125.9 million for 2003 primarily as a result of increased depreciation on IT projects that were put into service in the latter part of 2003 and during 2004 and costs related to the Company’s capital market reinsurance transactions with Smart Home.

In 2004, other operating expenses also included an increase in the reserve for contract underwriting remedies. During 2004, the Company processed requests for remedies on less than 1% of loans underwritten but, as a result of increased underwriting in the previous two years, which significantly increased the Company’s exposure to underwriting errors, a strengthening of the contract underwriting reserve for remedies was necessary. Provisions for contract underwriting remedies were $11.9 million in 2004 and $2.9 million in 2003. Contract underwriting expenses for 2004, including the impact of reserves for remedies for 2004 included in other operating expenses, were $46.8 million, compared to $55.7 million in 2003. Other income, which primarily includes income related to contract underwriting services, was $24.2 million for 2004, compared to $32.0 million in 2003. This decrease in contract underwriting expenses and income in 2004 compared to 2003 reflected a decreased demand for contract underwriting services as a result of lower volumes of new insurance written. During 2004, loans written via contract underwriting accounted for 20.6% of applications, 19.7% of commitments, and 17.9% of certificates issued by Mortgage Insurance, compared to 26.8%, 25.8% and 22.6%, respectively, in 2003. From time to time, the Company sells, on market terms, loans it has purchased under contract underwriting remedies to its affiliate, C-BASS. During 2004, loans sold to C-BASS had an aggregate principal balance of $4.3 million, compared to $12.5 million during 2003.

Interest expense for 2004 was $20.1 million compared to $21.5 million for 2003. This decrease represents the allocation from the parent company of interest on long-term debt and includes the impact of the interest-rate swap. Net gains on sales of investments were $44.4 million for 2004 compared to gains of $8.1 million in 2003. This increase primarily related to sales of investments as a result of changes in asset allocation and investment execution strategies. Change in the fair value of derivative instruments was $11.9 million for 2004 compared to $3.3 million for 2003, primarily due to changes in the fair value of embedded options in convertible securities held in the investment portfolio.

The effective tax rate for 2004 was 27.7% compared to 27.1% in 2003 and 27.6% in 2002. The difference between the effective tax rate and the statutory rate of 35% reflects the significant investment in tax-advantaged securities.

Mortgage Insurance’s net income for 2003 was $279.8 million, a decrease of $14.0 million or 4.8% from $293.8 million in 2002. This net decrease resulted from increases in the provision for losses, policy acquisition costs, other operating expenses and interest expense, partially offset by higher earned premiums and other income.

Primary new insurance written during 2003 was $68.4 billion, a 40.2% increase from $48.8 billion written in 2002. This increase in Mortgage Insurance’s primary new insurance written in 2003 was primarily due to a large increase in insurance written both through flow business and structured transactions. During 2003, Mortgage Insurance wrote $18.9 billion in structured transactions compared to $11.8 billion in 2002. Of the 2003 amount, $11.0 billion was written in the first three months of the year. The amount written in the first quarter of 2003 includes a large structured transaction for one customer composed of prime mortgage loans originated throughout the United States. During 2003, Mortgage Insurance wrote $932.5 million of pool insurance risk compared to $173.6 million in 2002. The majority of this pool risk consisted of prime and Alt-A loans.

During 2003, non-prime business accounted for $27.4 billion or 40.1% of Mortgage Insurance’s new primary insurance written compared to $16.2 billion or 33.1% for 2002. At December 31, 2003, non-prime insurance in force was $37.8 billion or 31.5% of total primary insurance in force compared to $25.6 billion or 23.2% of primary insurance in force at December 31, 2002. Of the $27.4 billion of non-prime business in 2003, $20.0 billion or 73.0% was Alt-A. Risk in force in Radian Insurance and Amerin Guaranty was $1.1 billion at December 31, 2003 compared to $0.5 billion at December 31, 2002.

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

Mortgage Insurance’s volume in 2003 was impacted by low interest rates that affected the entire mortgage industry. The continued low interest rate environment caused refinancing activity to remain high throughout 2003, and contributed to the industry’s significant volume of new insurance in 2003. Mortgage Insurance’s refinancing activity, as a percentage of primary new insurance written, was 49.8% for 2003 compared to 40.5% in 2002. The persistency rate was 46.7% for the 12 months ended December 31, 2003, compared to 57.0% for the same period of 2002. This decrease was consistent with the increasing level of refinancing activity, which caused the cancellation rate to increase.

For 2003, premiums ceded under captive reinsurance arrangements were $73.6 million, or 10.0% of total premiums earned during 2003, compared to $57.1 million, or 8.3% of total premiums earned for the same period of 2002. New primary insurance written under captive reinsurance arrangements was $21.9 billion, or 32.1% of total new primary insurance written in 2003 compared to $17.0 billion, or 34.8% of total new primary insurance written in 2002.

Net premiums earned by Mortgage Insurance in 2003 were $759.6 million, a $99.1 million or 15.0% increase from $660.5 million for 2002. This increase reflected a significant increase in non-prime business, which has higher premium rates intended to compensate for the increased level of risk associated with such insurance. Premiums earned in Radian Insurance and Amerin Guaranty, primarily from credit insurance on mortgage-related assets and second mortgages, were $93.1 million in 2003 compared to $46.1 million in 2002 and $40.0 million in 2001. The insurance in force growth resulting from strong new insurance volume in 2003 was offset by a decrease in persistency levels. Direct primary insurance in force increased to $119.9 billion at December 31, 2003 from $110.3 billion at December 31, 2002. Total pool risk in force was $2.4 billion at December 31, 2003 compared to $1.7 billion at December 31, 2002.

Net investment income attributable to Mortgage Insurance for 2003 was $107.7 million compared to $107.1 million in 2002. This slight increase was a result of continued growth in invested assets, primarily due to positive operating cash flows during 2003 and the allocation of interest income from the parent company, offset by declining investment yields.

Mortgage Insurance’s provision for losses was $309.3 million for 2003, an increase of $114.8 million or 59.0% from $194.5 million in 2002 primarily as a result of a higher mix of non-traditional insured loans. Approximately 82.9% of the primary risk in force and approximately 40.7% of the pool risk in force at December 31, 2003 had not yet reached its highest claim frequency years. The combined default rate for both primary and pool insurance, excluding second-lien insurance coverage, was 3.2% at December 31, 2003, compared to 2.8% at December 31, 2002, while the default rate on the primary business was 4.7% at December 31, 2003 compared to 4.1% at December 31, 2002. The change in the default rate on the primary business was caused by a 15 basis-point increase in the delinquency rate on the non-prime business as a result of that business seasoning, with the delinquency rate on the prime business up 39 basis points year over year. The total number of defaults increased from 43,773 at December 31, 2002 to 50,080 at December 31, 2003. The average loss reserve per default decreased from $11,073 at the end of 2002 to $10,253 at December 31, 2003. The slowing of the economy, as well as a higher mix of non-prime insured loans, contributed to the rising level of mortgage delinquencies. The lower reserve per default was a result of a higher percentage of newer business, which had not reached peak delinquency. The loss reserve as a percentage of risk in force was 1.6% at December 31, 2003, compared to 1.7% at December 31, 2002. The number of non-prime loans in default at December 31, 2003 was 19,840, which represented 47% of the total primary loans in default, compared to 14,305 non-prime loans in default at December 31, 2002, which represented 40% of the total primary loans in default. The default rate on the Alt-A business was 5.3% at December 31, 2003 compared to 5.2% at December 31, 2002. The default rate on the A minus and below loans was 11.4% at December 31, 2003 compared to 11.3% at December 31, 2002. The default rate on the prime business was 3.5% at December 31, 2003 and 3.1% at December 31, 2002.

Direct claims paid for 2003 were $271.2 million compared to $165.0 million for 2002. The severity of loss payments has increased over the past few years due primarily to deeper coverage amounts and larger loan balances. In addition, claims paid in 2003 have been impacted by the rise in delinquencies in 2001 and 2002 that have proceeded to foreclosure.

Policy acquisition costs and other operating expenses were $196.1 million in 2003, an increase of 11.5% compared to $175.9 million in 2002. Policy acquisition costs were $70.2 million in 2003, an increase of 5.1% from $66.8 million in 2002. Much of the amortization in 2003 represented costs that were expended in 2002. Other operating expenses were $125.9 million for 2003, an increase of 15.5% from $109.0 million for 2002. This increase reflected an increase in expenses associated with the Company’s technological, administrative and support functions. Contract underwriting expenses for 2003, included in other operating expenses, were $55.7 million compared to $46.2 million in 2002, an increase of 20.6%. The $9.5 million increase in contract underwriting expenses during 2003 reflected the higher demand for contract underwriting services as a result of higher volumes of new insurance written. Other income, which primarily includes income related to contract underwriting services, was $32.0 million for 2003 compared to $20.4 million for 2002. During 2003, loans underwritten via contract underwriting accounted for 26.8% of applications, 25.8% of commitments and 22.6%

of certificates issued by Mortgage Insurance compared to 30.4%, 28.7% and 23.0%, respectively, in 2002. During 2003, less than 1% of all loans were subject to contract underwriting remedies and the costs associated with these remedies were immaterial.

Interest expense for 2003 was $21.5 million compared to $17.2 million for 2002. These expenses represented the allocation from the parent company of interest on long-term debt issued during 2001, 2002 and 2003. The Company issued an additional $250 million of debt in February 2003, which accounts for the increase in interest expense in 2003 as compared to 2002. Net gains on sales of investments and changes in the fair value of derivative instruments were $8.1 million and $3.3 million, respectively, for 2003, compared to $4.6 million and $0.5 million, respectively, for 2002. These gains related to the change in the fair value of derivative instruments, primarily embedded derivatives in convertible debt securities, as well as an increase in gains on sales of investments.

The effective tax rate for 2003 was 27.1% compared to 27.6% in 2002 and 27.7% in 2001. The tax rate reflects the significant investment in tax-advantaged securities.

The following table provides selected information as of and for the periods indicated for the Mortgage Insurance Segment:

	Year Ended December 31,
	2004	2003	2002
	($ thousands, unless specified otherwise)
Provision for losses	$400,936	$309,272	$194,486
Reserve for losses	$559,632	$513,473	$484,705
Default Statistics
Primary Insurance
Prime
Number of insured loans	610,480	640,778	698,910
Number of loans in default	19,434	22,156	21,483
Percentage of total loans in default	3.18%	3.46%	3.07%

Alt-A
Number of insured loans	128,010	138,571	102,839
Number of loans in default	8,339	7,343	5,300
Percentage of total loans in default	6.51%	5.30%	5.15%

A minus and below
Number of insured loans	104,672	110,054	79,871
Number of loans in default	12,678	12,497	9,005
Percentage of loans in default	12.11%	11.36%	11.27%

Total
Number of insured loans	843,162	889,403	881,620
Number of loans in default	40,451	41,996	35,788
Percentage of loans in default	4.80%	4.72%	4.06%
Direct claims paid:
Prime	$140,822	$120,150	$89,095
Alt-A	85,124	56,203	27,281
A minus and below	95,438	71,655	32,114
Seconds	42,969	23,148	16,502

Total	$364,353	$271,156	$164,992

	Year Ended December 31
	2004	2003	2002
	($ thousands, unless specified otherwise)
Average claim paid:
Prime	$24.1	$24.2	$23.6
Alt-A	38.6	40.1	39.3
A minus and below	27.1	26.1	24.8
Seconds	27.0	26.0	28.5
Total	$27.7	$27.1	$26.0
States with highest claims paid:
Texas	$32,783	$19,870	$9,770
Georgia	31,874	26,552	12,731
Ohio	21,149	11,725	5,575
North Carolina	21,127	13,153	6,111
Colorado	18,681	9,949	2,448
Percentage of total claims paid:
Texas	9.0%	7.3%	5.9%
Georgia	8.8	9.8	7.7
Ohio	5.8	4.3	3.4
North Carolina	5.8	4.9	3.7
Colorado	5.1	3.7	1.5
Risk in force: ($ millions)
California	$3,514	$3,988	$4,308
Florida	2,448	2,264	2,084
New York	1,551	1,630	1,647
Texas	1,477	1,443	1,379
Georgia	1,253	1,246	1,196
Total risk in force:	$27,012	$27,106	$26,273
Percentage of total risk in force:
California	13.0%	14.7%	16.4%
Florida	9.1	8.4	7.9
New York	5.7	6.0	6.3
Texas	5.5	5.3	5.2
Georgia	4.6	4.6	4.6

	Year Ended December 31
	2004		2003		2002
Primary new insurance written (“NIW”) ($ millions)
Flow	$36,358	81.1%	$49,488	72.4%	$36,946	75.8%
Structured	8,462	18.9	18,874	27.6	11,821	24.2

Total	$44,820	100.0%	$68,362	100.0%	$48,767	100.0%

Prime	$28,391	63.4%	$40,940	59.9%	$32,603	66.9%
Alt-A	10,177	22.7	20,026	29.3	11,771	24.1
A minus and below	6,252	13.9	7,396	10.8	4,393	9.0

Total	$44,820	100.0%	$68,362	100.0%	$48,767	100.0%

Total primary new insurance written by FICO(a) score ($ millions)
<=619	$5,303	11.8%	$6,435	9.4%	$5,384	11.0%
620-679	14,772	33.0	19,763	28.9	14,961	30.7
680-739	15,168	33.8	24,806	36.3	16,746	34.3
>=740	9,577	21.4	17,358	25.4	11,676	24.0

Total	$44,820	100.0%	$68,362	100.0%	$48,767	100.0%

	Year Ended December 31
	2004		2003		2002
Percentage of primary new insurance written
Monthlies	93%		88%		92%
Refinances	40%		50%		41%
95.01% LTV(b) and above	11%
ARMS	42%		31%		21%
Primary risk written ($ millions)
Flow	$9,179	78.9%	$11,965	70.0%	$8,851	73.4%
Structured	2,455	21.1	5,137	30.0	3,212	26.6

Total	$11,634	100.0%	$17,102	100.0%	$12,063	100.0%

Other risk written ($ millions)
Seconds	$154
NIMs and other	273

Total other risk written	$427

Net Premium Written
Primary and Pool Insurance	$748,533		$651,076		$603,098
Other Insurance	117,518		90,764		65,485

Net Premiums Written	$866,051		$741,840		$668,583

	Year Ended December 31
	2004	2003	2002
Net Premiums Earned
Primary and Pool Insurance	$685,803	$666,514	$614,419
Other Insurance	128,750	93,106	46,073

Net Premiums Earned	$814,553	$759,620	$660,492

Captives
Premiums ceded to captives ($ millions)	$87.3	$73.6	$57.1
% of total premiums	11.3%	10.0%	8.3%
NIW subject to captives ($ millions)	$17,777	$21,939	$16,966
% of primary NIW	39.7%	32.1%	35.0%
IIF (c) subject to captives	33.2%	29.2%	29.6%
RIF (d) subject to captives	34.9%	31.3%	30.0%

	Year Ended December 31
	2004		2003		2002
Primary insurance in force ($ millions)
Flow	$89,741	77.8%	$91,709	76.5%	$92,369	83.8%
Structured	25,574	22.2	28,178	23.5	17,904	16.2

Total	$115,315	100.0%	$119,887	100.0%	$110,273	100.0%

Primary insurance in force ($ millions)
Prime	$79,628	69.0%	$82,096	68.5%	$84,716	76.8%
Alt-A	22,092	19.2	23,710	19.8	16,094	14.6
A minus and below	13,595	11.8	14,081	11.7	9,463	8.6

Total	$115,315	100.0%	$119,887	100.0%	$110,273	100.0%

Primary risk in force ($ millions)
Flow	$21,991	81.4%	$22,261	82.1%	$21,995	83.7%
Structured	5,021	18.6	4,845	17.9	4,278	16.3

Total	$27,012	100.0%	$27,106	100.0%	$26,273	100.0%

Prime	$18,422	68.2%	$18,449	68.0%	$19,704	75.0%
Alt-A	5,146	19.1	5,253	19.4	3,937	15.0
A minus and below	3,444	12.7	3,404	12.6	2,632	10.0

Total	$27,012	100.0%	$27,106	100.0%	$26,273	100.0%

	Year Ended December 31
	2004		2003		2002
Total primary risk in force by FICO score ($ millions)
<=619	$3,296	12.2%	$3,508	12.9%	$3,324	12.7%
620-679	8,850	32.8	8,773	32.4	8,295	31.6
680-739	9,101	33.7	9,097	33.6	8,528	32.4
>=740	5,765	21.3	5,728	21.1	6,126	23.3

Total	$27,012	100.0%	$27,106	100.0%	$26,273	100.0%

Percentage of primary risk in force
Monthlies	92%
Refinances	37%
95.01% LTV and above	13%
ARMs	31%

	Year Ended December 31
	2004		2003		2002
Total primary risk in force by LTV ($ millions)
95.01% and above	$3,429	12.7%	$3,067	11.3%	$2,246	8.5%
90.01% to 95.00%	9,822	36.4	10,184	37.6	10,303	39.2
85.01% to 90.00%	10,290	38.1	10,024	37.0	10,212	38.9
85.00% and below	3,471	12.8%	3,831	14.1	3,512	13.4

Total	$27,012	100.0%	$27,106	100.0%	$26,273	100.0%

Total primary risk in force by policy year ($ millions)
2001 and prior	$4,202	15.6%	$7,837	28.9%	$15,661	59.6%
2002	3,410	12.6	6,198	22.9	10,612	40.4
2003	9,046	33.5	13,071	48.2	—	—
2004	10,354	38.3	—	—	—	—

Total	$27,012	100.0%	$27,106	100.0%	$26,273	100.0%

	Year Ended December 31
	2004	2003	2002
Pool insurance ($ millions)
Number of insured loans	583,568	599,140	593,405
Number of loans in default	6,749	5,738	6,554
Percentage of loans in default	1.16%	0.9%	1.1%
Pool risk written	$304	$933	$174
GSE (e) pool risk in force	$1,658	$1,393	$1,218
Total pool risk in force	$2,384	$2,415	$1,732
Other risk in force ($ millions)
Seconds	$673	$725	$407
NIMs and other	532	328	68

Total other risk in force	$1,205	$1,053	$475

	Year Ended December 31
	2004		2003		2002
Alt-A Information
Primary new insurance written by FICO score ($millions)
<=619	$93	0.9%	$101	0.5%	$185	1.6%
620-659	1,854	18.3	3,466	17.3	2,547	21.6
660-679	1,855	18.2	3,147	15.7	1,788	15.2
680-739	4,475	44.0	8,280	41.4	4,956	42.1
>=740	1,900	18.6	5,032	25.1	2,295	19.5

Total	$10,177	100.0%	$20,026	100.0%	$11,771	100.0%

Primary risk in force by FICO score ($ millions)
<=619	$70	1.4%	$102	2.0%	$160	4.0%
620-659	1,110	21.6	1,331	25.3	1,034	26.3
660-679	919	17.8	886	16.9	599	15.2
680-739	2,157	41.9	2,064	39.2	1,453	36.9
>=740	890	17.3	870	16.6	691	17.6

Total	$5,146	100.0%	$5,253	100.0%	$3,937	100.0%

Primary risk in force by LTV ($ millions)
95.01% and above	$370	7.2%	$467	8.9%	$137	3.5%
90.01% to 95.00	1,816	35.3	1,823	34.7	1,419	36.0
85.01% to 90.00%	2,191	42.6	2,121	40.4	1,678	42.6
85.00% and below	769	14.9	842	16.0	703	17.9

Total	$5,146	100.0%	$5,253	100.0%	$3,937	100.0%

Primary risk in force by policy year ($ millions)
2001 and prior	$372	7.2%	$780	14.8%	$1,524	38.7%
2002	653	12.7	1,414	26.9	2,413	61.3
2003	1,758	34.2	3,059	58.3
2004	2,363	45.9

Total	$5,146	100.0%	$5,253	100.0%	$3,937	100.0%

(a)	Fair Isaac and Company (“FICO”) credit scoring model.
(b)	Loan-to-value ratios. The ratio of the original loan amount to the value of the property.
(c)	Insurance in force.
(d)	Risk in force.
(e)	Government Sponsored Enterprises (“GSEs”); i.e., Freddie Mac and Fannie Mae.

Financial Guaranty – Results of Operations

Financial Guaranty primarily involves the direct insurance and reinsurance of public finance obligations and structured financial obligations, including asset-backed securities, credit default swaps and certain other financial guaranty contracts. Financial guaranty and trade credit reinsurance (which protects sellers of goods under certain circumstances against non-payment of the receivables they hold from buyers of their goods) is assumed primarily from a limited number of direct insurers. The Company’s trade credit reinsurance may cover receivables as to which the buyer and seller are in the same country, as well as cross-border receivables.

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

In May 2004, Moody’s provided Radian Asset Assurance with an initial insurance financial strength rating of “Aa3.” Concurrently, and in anticipation of the merger of Radian Reinsurance with and into Radian Asset Assurance, Moody’s downgraded the insurance financial strength rating of Radian Reinsurance to “Aa3” from “Aa2.” As a result of this downgrade, two of the primary insurer customers of the financial guaranty reinsurance business had the right to recapture previously written business ceded to Financial Guaranty. One of these customers has agreed, without cost to or concessions by the Company, to waive its recapture rights. On November 8, 2004, the remaining primary insurer customer with recapture rights notified the Company of its intent to recapture, effective February 28, 2005, approximately $6.4 billion of par in force that it had ceded to Financial Guaranty through December 31, 2004, including $50.6 million of written premiums as of December 31, 2004, $3.9 million of which already had been treated as earned under accounting principles generally accepted in the United States of America (“GAAP”) and would be recorded as an immediate reduction of earned premiums at the time of the recapture. This return of unearned premiums would also require an increase in policy acquisition costs of $0.9 million. The aggregate result would be a reduction in pre-tax income of $4.8 million, or approximately $0.03 per share after tax. The amount of future lost premiums due to this recapture is expected to be approximately $129.7 million, which is made up of the unearned premium balance and the value of future installment premiums. The total approximate reduction in pre-tax income for 2005 including the immediate impact is expected to be $12.3 million or approximately $.08 per share after tax. Despite the recapture, the primary insurer customer also informally advised the Company that, going forward, the customer intends to continue its reinsurance relationship with the Company on the same terms as before the May 2004 downgrade. In March 2005, without cost to or concessions by the Company, this customer waived its remaining right to recapture an additional $5.2 billion of par in force that it had ceded to Financial Guaranty through December 31, 2004.

In October 2002, S&P downgraded the Insurer Financial Strength rating of Radian Reinsurance, before its merger with and into Radian Asset Assurance, from “AAA” to “AA.” As a result of this downgrade, effective January 31, 2004, one of Financial Guaranty’s primary insurer customers exercised its right to recapture approximately $16.4 billion of par in force reinsurance ceded to Financial Guaranty, including $96.4 million of written premiums with a GAAP carrying value of approximately $71.5 million. The entire impact of this recapture of written premiums was reflected as a reduction of written premiums in the first quarter of 2004. Because the Company, in accordance with GAAP, already had reflected $24.9 million of these recaptured written premiums as having been earned, the Company was required to record the entire $24.9 million reduction in earned premiums in the first quarter of 2004. The Company estimates that the recapture of reinsurance business reduced 2004 pre-tax income by approximately $37.8 million or approximately $0.26 per share after tax, $0.11 per share of which was the immediate impact, and the balance was a result of recaptured written premiums that would have been earned over time and estimated losses.

Also in connection with the recapture in the first quarter of 2004, Financial Guaranty was reimbursed for policy acquisition costs of approximately $31.0 million for which the carrying value under GAAP was $21.3 million. In addition, the recapture included approximately $11.5 million that had been recorded as case reserves under GAAP. Finally, Financial Guaranty took a charge of $0.8 million for mark-to-market adjustments related to certain insurance policies associated with the recapture. The sum of the above adjustments related to this recapture resulted in an immediate reduction of pre-tax income of $15.9 million and is summarized as follows:

	Cash Paid (Received)	GAAP Book Basis	Initial Gain (Loss)
	(in thousands)
Unearned Premiums	$96,417	$71,525	$(24,892)
Acquisition Costs	(31,023)	(21,257)	9,766
Case Reserves	11,488	11,488	—
Receivable from Unrealized Credit Derivatives Gain	—	(791)	(791)

Totals	$76,882	$60,965	$(15,917)

The Company estimates that the amount of capital it was holding to support this recaptured insurance business approximated $170 million. Without cost to or concessions by the Company, the remaining primary insurer customers with recapture rights agreed not to exercise these recapture rights as a result of the October 2002 downgrade by S&P.

The following schedule shows the Financial Guaranty Segment Income Statement as reported (Column 1) and adjustments (Column 2) to reflect the income statement impact of the recapture (referred to in the table as the clawback) of business previously ceded to the Company by one of the primary insurer customers Financial Guaranty that occurred in the first quarter of 2004. The adjusted numbers are shown in Column 3. The impact of the clawback (Column 2) reflects the clawback of business recorded by the Company in prior periods. This clawback affected the first quarter (and, as a result, the year-to-date period) of 2004. Accordingly, management believes that Column 3 provides useful information to investors by presenting a more meaningful basis of comparison for the Financial Guaranty segment’s past and future results.

	As Reported Year Ended December 31, 2004	Impact of Clawback	As Adjusted Year Ended December 31, 2004 Excluding Clawback	Year Ended December 31, 2003
	(Thousands of dollars, except per share data)
Revenues:
Net premiums written	$216,436	$(96,417)	$312,853	$368,637

Net premiums earned	$214,931	$(24,892)	$239,823	$248,563
Net investment income	85,557	—	85,557	78,437
Gain on sales of investments	3,995	—	3,995	11,548
Change in fair value of derivative instruments	34,989	(791)	35,780	774
Other income	2,050	—	2,050	3,639

Total revenues	341,522	(25,683)	367,205	342,961

Expenses:
Provision for losses	55,898	—	55,898	166,782
Policy acquisition costs	46,343	(9,766)	56,109	58,323
Other operating expenses	52,327	—	52,327	38,068
Interest expense	12,022	—	12,022	12,913

Total expenses	166,590	(9,766)	176,356	276,086

Equity in net income of affiliates	1,422	—	1,422	9,969

Pretax income (loss)	176,354	(15,917)	192,271	76,844
Provision (benefit) for income taxes	42,122	(5,571)	47,693	13,252

Net income (loss)	$134,232	$(10,346)	$144,578	$63,592

Loss ratio-excluding Clawback			23.3%	67.1%
Expense ratio-excluding Clawback			45.2%	38.8%

			68.5%	105.9%

The gross par originated by Financial Guaranty in 2004, 2003 and 2002 is as follows:

Type	2004	2003	2002
	(in millions)
Public finance:
General obligation and other tax supported	$3,841	$3,026	$1,872
Water/sewer/electric gas and investor-owned securities	838	1,473	906
Healthcare	1,400	1,521	1,248
Airports/transportation	384	1,374	559
Education	561	748	587
Other municipal	168	543	454
Housing	105	99	110

Total public finance	7,297	8,784	5,736

Structured finance:
Collateralized debt obligations	4,630	4,986	4,456
Asset-backed	2,010	5,507	5,926
Other structured	379	395	546

Total structured finance	7,019	10,888	10,928

Total	$14,316	$19,672	$16,664

The following table shows the breakdown of net premiums written and earned by Financial Guaranty’s various product lines for 2004, 2003 and 2002:

	Year Ended December 31
	2004	2003	2002
	(in thousands)
Net premiums written:
Public finance direct	$52,279	$85,178	$62,849
Public finance reinsurance	74,777	81,877	48,130
Structured finance direct	94,423	88,053	66,644
Structured finance reinsurance	32,112	48,702	60,297
Trade credit	59,262	64,827	48,416

	312,853	368,637	286,336
Impact of recapture (1)	(96,417)	—	—

Total net premiums written	$216,436	$368,637	$286,336

Net premiums earned:
Public finance direct	$26,643	$18,277	$14,717
Public finance reinsurance	41,651	51,118	39,228
Structured finance direct	78,292	73,720	42,534
Structured finance reinsurance	33,001	48,497	57,597
Trade credit	60,236	56,951	32,557

	239,823	248,563	186,633
Impact of recapture (1)	(24,892)	—	—

Total net premiums earned	$214,931	$248,563	$186,633

(1)	Amounts recorded related to the immediate impact of the recapture of previously ceded business by one of the primary insurer customers of Financial Guaranty reinsurance business in the first quarter of 2004.

Included in net premiums earned for 2004, 2003 and 2002 were refundings of $5.1 million, $7.9 million and $7.8 million, respectively. Also included in net premiums earned for 2004, 2003 and 2002 were other credit enhancement fees of $50.3 million, $42.0 million and $19.8 million, respectively, associated with financial guaranty contracts treated as derivatives.

The following schedule depicts the expected amortization of net unearned premiums for the existing Financial Guaranty portfolio, assuming no advance refundings, as of December 31, 2004, and includes the estimated impact of the first quarter 2005 recapture. The estimated impact on total premium earnings of the first quarter 2005 recapture on Financial Guaranty’s total premium earnings is $170.8 million, including approximately $14.1 million for 2005. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay financial guaranty obligations. Unearned premium amounts are net of prepaid reinsurance.

	Ending Net Unearned Premiums	Unearned Premium Amortization	Future Installments	Total Premium Earnings
	(in millions)
2005	$475.5	$103.9	$66.9	$170.8
2006	418.7	56.8	64.3	121.1
2007	368.0	50.7	48.8	99.5
2008	325.0	43.0	32.3	75.3
2009	291.5	33.5	21.5	55.0

2005 – 2009	291.5	287.9	233.8	521.7
2010 – 2014	169.1	122.4	47.0	169.4
2015 – 2019	84.5	84.6	9.8	94.4
2020 – 2024	33.0	51.5	6.7	58.2
After 2024	0.0	33.0	4.6	37.6

Total		$579.4	$301.9	$881.3

The following table shows the breakdown of claims paid and incurred losses for each period:

	Year Ended December 31
	2004	2003	2002
	(in thousands)
Claims Paid:
Trade Credit	$24,085	$20,663	$18,025
Financial Guaranty	27,237	9,228	16,108
Conseco Finance Corp.	30,657	—	—

	81,979	29,891	34,133
Impact of recapture (2)	11,488	—	—

Total	$93,467	$29,891	$34,133

Incurred Losses:
Trade Credit	$28,586	$35,671	$32,020
Financial Guaranty	27,312	20,111	16,826
Conseco Finance Corp.	—	111,000	—

Total	$55,898	$166,782	$48,846

(2)	Amounts recorded related to the immediate impact of the recapture of previously ceded business by one of the primary insurer customers of the Financial Guaranty reinsurance business in the first quarter of 2004.

The following table shows the breakdown of the reserve for losses and loss adjustment expenses for the financial guaranty segment at the end of each period indicated:

	December 31
	2004	2003	2002
	($ thousands)
Specific	$52,142	$88,128	$76,869
Conseco Finance Corp.	80,343	111,000	—
Non-Specific/IBNR	108,895	77,779	63,003

Total	$241,380	$276,907	$139,872

Net income attributable to Financial Guaranty for 2004 was $134.2 million, a $70.6 million or 111.0% increase from $63.6 million for 2003. The net income reported for 2004 reflects a $10.3 million after-tax reduction as a result of the recapture in the first quarter of 2004 of insurance business previously ceded to the Company by one of the primary insurers. The net income for 2003 reflects a charge of $111.0 million in anticipation of claims from a single manufactured housing transaction originated and serviced by Conseco Finance Corp. Net premiums written and earned for 2004 were $216.4 million and $214.9 million, respectively, compared to $368.6 million and $248.6 million, respectively, for 2003. Included in net premiums written and earned for 2004 were $66.1 million and $50.3 million, respectively, of credit enhancement fees on derivative financial guaranty contracts, compared to $54.1 million and $42.0 million, respectively, included in net premiums written and earned in 2003. Net premiums written and earned for 2004 reflect a reduction of $96.4 million and $24.9 million, respectively, that had been recorded by the Company as written and earned in prior periods related to the recapture that occurred in the first quarter of 2004.

Approximately 37.2% of total gross written premiums for Financial Guaranty (including the impact of the recapture of business previously ceded to the Company by one of the primary insurer customers that occurred in the first quarter of 2004) were derived from two insurers during 2004. This percentage was 25.9% excluding the impact of the recapture. The recapture resulted in a reduction of written premiums of $96.4 million and earned premiums of $24.9 million in the first quarter (and, as a result, the year-to-date-period) of 2004. Five trade credit insurers were responsible for 25.1% of gross premiums written in the financial guaranty segment (including the impact of the recapture of business previously ceded to the Company by one of the primary insurer customers) in 2004. This percentage was 17.5% excluding the impact of the recapture.

Net investment income attributable to Financial Guaranty was $85.6 million for 2004 compared to $78.4 million for 2003. This increase was a result of continued growth in invested assets primarily due to positive operating cash flows and a $65.0 million capital contribution in January 2004. Equity in net income of affiliates attributable to the Financial Guaranty segment for 2004 was $1.4 million compared to $10.0 million in 2003, primarily related to the Company’s investment in Primus. The results of Primus tend to fluctuate because much of their earnings are derived from mark-to-market gains and losses. In September 2004, Primus sold shares of its common stock in a public offering. The Company sold a portion of its shares in Primus in this initial public offering. As a result of the sale of a portion of its shares, the Company recorded a gain of approximately $1.0 million. The sale of its shares reduced the Company’s percentage ownership of Primus to approximately 11%. Also, as a result of the Company’s reduced ownership and influence over Primus resulting from its becoming a public company, the Company transferred its investment in Primus to its equity investment portfolio and began recording change in market value from Primus securities as other comprehensive income rather than recording income or loss as equity in net income of affiliates beginning with the fourth quarter of 2004.

The provision for losses was $55.9 million for 2004 compared to $166.8 million for 2003. The provision for losses represented 26.0% of net premiums earned (including the impact of the recapture of business previously ceded to the Company by one primary insurer customer in the first quarter of 2004) for 2004, compared to 67.1% for 2003. The provision for losses was 23.3% of net premiums earned for 2004, excluding the impact of the recapture. The provision for losses in 2003 includes $111.0 million related to Conseco Finance Corp. The

Company paid $30.7 million in claims in 2004 related to this transaction. The Company expects that losses related to this transaction will be paid out over the next several years. The Company closely monitors troubled credits through its internal classification process. Credits classified as “intensified surveillance” are defined as obligations where continued performance is questionable and in the absence of a positive change may result in non-payment. At December 31, 2004, the Company had $261.1 million of exposure on five credits greater than $25 million that were classified as intensified surveillance compared to $367.0 million of exposure on four such credits at December 31, 2003.

Policy acquisition costs and other operating expenses were $98.7 million for 2004 compared to $96.4 million for 2003. The amount reported in 2004 reflects a $9.8 million reduction in acquisition costs resulting from the recapture. The expense ratio of 45.9% (including the impact of the recapture) for 2004 was up from 38.8% for 2003, due to higher expenses, primarily in personnel costs and outside service costs, to support the current and expected increase in the volumes of business and to gain deeper expertise in the risk management area. The expense ratio was 45.2% for 2004, excluding the impact of the recapture. Included in policy acquisition costs for 2004 were $8.7 million of origination costs related to derivative financial guaranty contracts, compared to $6.6 million for 2003. For 2004 and 2003, interest expense was $12.0 million and $12.9 million, respectively. The amount reported in 2003 included interest on $75.0 million of EFSG’s short-term debt that matured during the first quarter of 2003. The amount reported in 2003 and 2004 includes interest on the parent company’s outstanding indebtedness allocated to the Financial Guaranty segment. Changes in the fair value of derivative instruments increased to $34.9 million for 2004 compared to $0.8 million in 2003. These changes related to mark-to-market gains and losses on derivative instruments that resulted from tighter credit spreads in 2004. The amount reported in 2004 included a $0.8 million loss related to the recapture. During 2004, the Company received $2.9 million as settlement proceeds on derivative financial guaranty contracts and paid $14.6 million as settlements on derivative financial guaranty contracts. The Company received $11.5 million as settlement proceeds on derivative financial guaranty contracts in 2003 and paid $14.0 million as settlements on derivative financial guaranty contracts during 2003.

The effective tax rate was 23.9% for 2004, compared to 17.2% for 2003 and 27.6% for 2002. The low effective tax rate for 2004 reflects the lower level of pre-tax income driven primarily by the recapture, which caused a higher percentage of pre-tax income to be from investment income, much of which is derived from investments in tax-advantaged securities. The lower effective tax rate for 2003 reflects a higher proportion of tax-exempt income to total income resulting from the overall decline in 2003 earnings as a result of the charge for Conseco Finance Corp.

Net income attributable to Financial Guaranty for 2003 was $63.6 million, a $29.5 million or 31.7% decrease from $93.1 million for 2002. In the fourth quarter of 2003, Financial Guaranty added $96.0 million to its loss reserves in anticipation of approximately $111.0 million in claims from a single manufactured housing transaction originated and serviced by Conseco Finance Corp. Net premiums written and earned for 2003 were $368.6 million and $248.6 million, respectively, compared to $286.3 million and $186.6 million, respectively, for 2002. Increases were achieved in earned premiums as a result of continued business growth in all areas of the business, gains on sales of investments and changes in the fair value of derivative instruments, investment income, equity in net income of affiliates and other income, offset by the increase in the provision for losses, policy acquisition costs, other operating expenses and interest expense. Included in net premiums written and earned for 2003 were $54.1 million and $42.0 million, respectively, of credit enhancement fees on derivative financial guaranty contracts, compared to $40.4 million and $19.8 million of net premiums written and earned in 2002.

Net investment income was $78.4 million for 2003 compared to $71.5 million for 2002. Equity in net income of affiliates for 2003 was $10.0 million and primarily includes the results related to the Company’s investment in Primus. The results for Primus in 2002 were immaterial to the Company’s Consolidated Financial Statements. The provision for losses was $166.8 million for 2003 compared to $48.8 million for 2002. The provision for losses represented 67.1% of net premiums earned for 2003 compared to 26.2% for 2002. The 2003 provision for losses includes $111.0 million related to Conseco Finance Corp. Policy acquisition and other operating expenses were $96.4 million for 2003 compared to $61.6 million in 2002. These expenses were increased to support the growth in business volumes. The operating expense ratio of 38.8% for 2003 was up from 33.0% in 2002, due to higher commissions associated with higher business volumes. In 2002, the Company recorded a $6.0 million gain on the curtailment of Financial Guaranty’s employee benefit plans, which offset an equal amount of other operating expenses. Included in other operating expenses for 2003 and 2002 were $6.6 million and $4.3 million, respectively, of origination costs related to derivative financial guaranty contracts. Interest expense was $12.9 million for 2003 compared to $9.6 million for 2002. This increase represented interest on the $75.0 million of short-term debt, which matured in March 2003, as well as interest on the Company’s outstanding indebtedness allocated to Financial Guaranty. Net gains on sales of investments were $11.5 million for 2003 compared to $2.4 million for 2002. The change in fair value of derivative instruments was a gain of $0.8 million in 2003 compared to a loss of $13.5 million in 2002. During 2003, Financial Guaranty received $11.5 million as settlement proceeds and paid out $14.0 million related to the settlement of derivative financial guaranty contracts that are considered to be credit derivatives. There were no such settlements in 2002.

Financial Services – Results of Operations

The financial services segment includes the credit-based businesses conducted through the Company’s affiliates, C-BASS and Sherman. The Company owns a 46% interest in C-BASS. Effective January 1, 2003, Sherman’s management exercised its rights to acquire additional ownership of Sherman, reducing the Company’s ownership interest in Sherman from 45.5% to 41.5%. The Company recorded a $1.3 million loss on this transaction. C-BASS is a mortgage investment and servicing firm specializing in credit-sensitive, single-family residential mortgage assets and residential mortgage-backed securities. By using sophisticated analytics, C-BASS essentially seeks to take advantage of what it believes to be the mispricing of credit risk for certain of these assets in the marketplace. Sherman is a consumer asset and servicing firm specializing in charged-off and bankruptcy plan consumer assets and charged-off high loan-to-value mortgage receivables that it purchases at deep discounts from national financial institutions and major retail corporations and subsequently collects upon these receivables. The financial services segment also includes the operations of RadianExpress. In December 2003, the Company announced that it would cease operations at RadianExpress. The Company’s decision followed its receipt in July 2003 of a decision by the California Commissioner of Insurance sustaining a California cease and desist order applicable to the Company’s offering of its Radian Lien Protection product. The California Superior Court’s denial is on appeal, but the decision significantly reduced the potential for increased revenues at RadianExpress, which was the entity through which Radian Lien Protection sales would have been processed. During the first quarter of 2004, RadianExpress ceased processing new orders and is completing the final processing of all remaining transactions. Following the cessation of operations at RadianExpress, the Company’s financial services business consists primarily of its ownership interest in C-BASS and its interest in Sherman.

Net income attributable to the financial services segment for 2004 was $112.5 million compared to $42.5 million for 2003. Equity in net income of affiliates (pre-tax) was $179.1 million for 2004, compared to $95.5 million for 2003. C-BASS accounted for $95.9 million (pre-tax) of the total net income of affiliates in 2004 compared to $66.1 million (pre-tax) in 2003. This reflected the growth in C-BASS’s assets on their balance sheet and in their off-balance sheet securitizations. These results could vary significantly from period to period because a portion of C-BASS’s income is dependent on its ability to sell mortgage-backed securities in the capital markets. These mortgage capital markets can be volatile, subject to changes in interest rates, credit spreads and liquidity. In addition, C-BASS has the right to call many of its mortgage-backed securities for redemption, and it tends to do so in low interest rate environments, such as have existed recently, which can lead to volatility in its quarterly results. Equity in net income of affiliates included $83.3 million (pre-tax) for Sherman in 2004 compared to $29.4 million (pre-tax) in 2003. This resulted primarily from the growth in Sherman’s portfolio over the past several years and some gains from a favorable seller’s market for charged-off consumer assets and mortgage receivables in 2004.

RadianExpress, currently operating on a run-off basis, had revenues of $2.0 million and expenses of $3.2 million in 2004 compared to $19.8 million and $38.7 million, respectively, in 2003. Included in operating expenses for 2003 was a $13.0 million charge for the cessation of business at RadianExpress, as well as a $2.3 million provision for uncollectible accounts.

Net income attributable to the financial services segment for 2003 was $42.5 million, up from $40.3 million in 2002. Equity in net income of affiliates (pre-tax) was $95.5 million for 2003, up $13.6 million or 16.6% from the $81.9 million (pre-tax) in 2002. C-BASS accounted for $66.1 million (pre-tax) of the total income from affiliates in 2003 compared to $63.5 million (pre-tax) in 2002. During 2003, Sherman accounted for $29.4 million (pre-tax) of the total income from affiliates compared to $18.3 million (pre-tax) in 2002.

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

Other

The Company is seeking to sell or otherwise dispose of the remaining assets and operations of Singer Asset Finance Company L.L.C. (“Singer”), a wholly owned subsidiary of EFSG. Singer had been engaged in the purchase, servicing, and securitization of assets including state lottery awards and structured settlement payments, and currently is operating on a run-off basis. Singer’s run-off operations consist of servicing and/or disposing of Singer’s previously originated assets and servicing its non-consolidated special purpose vehicles. The results of this subsidiary are not material to the financial results of the Company. At December 31, 2004, the Company had approximately $413 million and $392 million of non-consolidated assets and liabilities, respectively, associated with Singer special-purpose vehicles. The Company’s investment in these special-purpose vehicles was $20.8 million at December 31, 2004. At December 31, 2003, the Company had $465 million and $447 million of non-consolidated assets and liabilities, respectively, associated with Singer special-purpose vehicles. The Company’s investment in these special purpose vehicles at December 31, 2003 was $18.0 million. In May 2003, the Company restructured and combined approximately $80 million of assets of one of the special-purpose vehicles into another special-purpose vehicle. This transaction did not have a significant effect on the Company’s operations. In August 2002, the Company sold substantially all of the assets of a related subsidiary, Enhance Consumer Services LLC (“ECS”), which had been engaged in the purchase, servicing and securitization of viatical settlements, to an independent third-party for an aggregate purchase price of $8.4 million, which approximated the carrying value.

Another insurance subsidiary, Van-American Insurance Company, Inc., is engaged on a run-off basis in reclamation bonds for the coal mining industry and surety bonds covering closure and post-closure obligations of landfill operations. This business is not material to the financial results of the Company.

The Company, through its ownership of EFSG, owned an indirect 36.0% equity interest in EIC Corporation Ltd. (“Exporters”), an insurance holding company that, through its wholly owned insurance subsidiary licensed in Bermuda, insures primarily foreign trade receivables for multinational companies. In December 2004, the Company sold its interest in Exporters for $4.0 million recording a loss of $1.2 million on the sale. Financial Guaranty provides significant reinsurance capacity to Exporters on a quota-share, surplus-share and excess-of-loss basis. The Company’s related reinsurance exposure at December 31, 2004 was approximately $137.2 million compared to $318.0 million at December 31, 2003. This exposure is expected to run off over approximately seven years. The Company had reserves of $11.9 million and $14.5 million at December 31, 2004 and December 31, 2003, respectively, for this exposure.

Contractual Obligations and Commitments and Off-Balance-Sheet Arrangements

The Company has various contractual obligations that are recorded as liabilities in its Consolidated Financial Statements. Other items, including payments under operating lease agreements, are not recorded on the balance sheet as liabilities but represent a contractual commitment to pay.

The following table summarizes the Company’s significant contractual obligations and commitments as of December 31, 2004 and the future periods in which such obligations are expected to be settled in cash. Although the majority of the Company’s loss reserves do not represent contractual obligations and commitments under the

SEC definition, they are included in the table because they represent management’s estimate of the claims that the Company will be required to pay on its mortgage insurance and financial guaranty contracts. The table also reflects the timing of principal payments on outstanding debt. Additional details regarding these obligations are provided in the Notes to the Consolidated Financial Statements as referenced in the table:

	Payments Due by Period
	Total	Less than 1 Year	1-3 years	4-5 years	More than 5 years
	(in thousands)
Long-term debt (Note 7)	$717,640	$—	$—	$—	$717,640
Operating lease commitments (Note 14)	117,532	11,939	21,354	10,688	73,551
Purchase obligations	—	—	—	—	—
Reserve for losses and loss adjustment expenses (Notes 2 and 6) (1)	734,515	196,143	526,872	6,200	5,300

Total	$1,569,687	$208,082	$548,226	$16,888	$796,491

(1)	The Company’s reserve for losses and loss adjustment expenses reflects the application of accounting policies described in “Critical Accounting Policies-Reserve for Losses.” The Company has financial guaranty non-specific reserves of $66.5 million that are not included in the table. The payments due by period are rough estimates and assume that all of the loss reserves included in the table will result in claim payments.

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

The Company has provided to Sherman, in an arms-length transaction, a $150 million financial guaranty policy in connection with a structured financing of a pool of receivables previously acquired by Sherman.

The Company has guaranteed payments of up to $25.0 million of a revolving credit facility issued to Sherman, a 41.5%-owned affiliate of Financial Guaranty. This facility expired December 31, 2004 and has been renewed until December 31, 2005. There have been no drawdowns on this facility.

Investments

The Company is required to group assets in its investment portfolio into one of three categories: held to maturity, available for sale or trading securities. Fixed-maturity securities for which the Company has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. Investments classified as available for sale are reported at fair value, with unrealized gains and losses (net of tax) reported as a separate component of stockholders’ equity under accumulated other comprehensive income. Investments classified as trading securities are reported at fair value, with unrealized gains and losses (net of tax) reported as a separate component of income. For securities classified as either available for sale or held to maturity, the Company conducts a quarterly evaluation of declines in market value of the investment portfolio asset basis to determine whether the decline is other-than-temporary. This evaluation includes a review of (1) the length of time and extent to which fair value is below amortized cost; (2) issuer financial condition; and (3) intent and ability of the Company to retain its investment over a period of time to allow recovery in fair value. The Company uses a 20% decline in price over four continuous quarters as a guide in identifying those securities that should be evaluated for impairment. For securities that have experienced rapid price declines or unrealized losses of less than 20% over periods in excess of four consecutive quarters, classification as other-than-temporary is considered. Factors influencing this consideration include an analysis of the security issuer’s financial performance, financial condition and general economic conditions. If the decline in fair value is judged to be other-than-temporary, the cost basis of the individual security is written down to fair value through earnings as a realized loss and fair value becomes the new basis. At December 31, 2004 and 2003, there were no investments held in the portfolio that met these criteria. During 2003, the Company recorded $4.3 million (pre-tax) of charges related to declines in fair value considered to be other-than-temporary. There were no such charges in 2004. Realized gains and losses are determined on a specific identification method and are included in income. Other invested assets consist of residential mortgage-backed securities and are carried at fair value.

At December 31, 2004, fixed-maturity investments available for sale had gross unrealized losses of $9.8 million. At December 31, 2004, there were no gross unrealized losses on equity securities available for sale. For these securities in an unrealized loss position at December 31, 2004, the length of time such securities have been in an unrealized loss position, as measured by their month-end fair values was as follows:

	Number of Securities	Fair Value	Amortized Cost	Unrealized Loss
	(dollar amounts in millions)
Less than 6 months	193	$238.6	$241.4	$2.8
6 to 9 months	40	144.1	148.2	4.1
9 to 12 months	7	19.4	19.9	0.5
More than 12 months	70	89.0	90.9	1.9

Subtotal	310	491.1	500.4	9.3
U.S. Treasury and Agency securities	27	68.7	69.2	0.5

Total	337	$559.8	$569.6	$9.8

Of the 70 securities that have been in an unrealized loss position for more than 12 months, none has an unrealized loss of more than 20% of that security’s amortized cost and none required recognition as other-than-temporary in the Company’s judgment.

The contractual maturity of securities in an unrealized loss position at December 31, 2004 was as follows:

	Fair Value	Amortized Cost	Unrealized Loss
	(dollar amounts in millions)
2005	$41.0	$41.1	$0.1
2006 – 2009	58.6	59.2	0.6
2010 – 2014	69.2	72.6	3.4
2015 and later	282.7	286.8	4.1
Mortgage-backed and other asset-backed securities	97.7	99.0	1.3
Redeemable preferred stock	10.6	10.9	0.3

Total	$559.8	$569.6	$9.8

Liquidity and Capital Resources

As a holding company, the Company conducts its principal operations through Mortgage Insurance and Financial Guaranty. There are regulatory and contractual limitations on the payment of dividends and other distributions from the Company’s insurance subsidiaries, but these limitations are not expected to prevent the payment of necessary dividends or distributions to the Company during at least the next 12 months. The Company believes that it will be able to satisfy the majority of its long-term (more than 12 months) liquidity needs with cash flow from Mortgage Insurance and Financial Guaranty. Based on the Company’s current intention to pay quarterly common stock dividends of approximately $0.02 per share, the Company would require approximately $7.4 million for 2005 to pay the quarterly dividends on the shares of its common stock that were outstanding at December 31, 2004. At December 31, 2004, the parent company had cash and liquid investment securities of $199.1 million. The Company will also require approximately $38.2 million annually to pay the debt service on its currently outstanding long-term financing. The Company believes that it has the resources to meet these cash requirements for at least the next 12 months.

The Company’s sources of working capital consist primarily of premiums and investment income. Working capital is applied primarily to the payment of the Company’s claims and operating expenses. Cash flows from operating activities for the year ended December 31, 2004 were $327.0 million compared to $535.0 million for 2003. This decrease resulted primarily from the payment of $76.9 million made as a result of the recapture of previously ceded business that occurred in the first quarter of 2004 coupled with higher claims paid and operating expenditures. Positive cash flows are invested pending future payments of claims and other expenses. The Company believes that the operating cash flows generated by each of its insurance subsidiaries will provide those subsidiaries with sufficient funds to satisfy their claim payments and operating expenses for at least the next 12 months. The Company believes that it has the ability to fund additional cash flow needs, if any, through sales of short-term investments. The weighted average duration of the assets in the Company’s investment portfolio as of December 31, 2004 was 4.33 years. In the unlikely event that the Company is unable to satisfy claims and operating expenses through the sale of short-term investments, the Company may be required to incur unanticipated capital losses or delays in connection with the sale of less liquid securities held by the Company. In any event, the Company does not anticipate the need for borrowings, under credit facilities or otherwise, to satisfy claims or other operating expenses.

The following table reconciles net income to cash flows from operating activities for the years ended December 31, 2004 and 2003:

	December 31 2004	December 31 2003
	(in thousands)
Net income	$518,653	$385,901
Increase in reserves	7,008	167,579
Deferred tax provision	135,026	74,691
Cash paid for clawback (1)	(76,882)	—
Increase in unearned premiums	51,316	100,521
Decrease (increase) in deferred policy acquisition costs	7,524	(35,192)
Equity in earnings of affiliates	(180,550)	(105,476)
Change in prepaid federal income taxes (1)	(101,309)	(64,704)
Other	(33,787)	11,664

Cash flows from operations	$326,999	$534,984

(1)	Cash item.

Recently, the Company has experienced a trend toward a reduction in cash flow from operations compared to net income, primarily because an increasing portion of the Company’s net income has been derived from the Company’s equity in earnings of affiliates, which does not represent cash flow. This trend also has resulted because of rising costs imposed by infrastructure and regulatory requirements and because the Company has been required to use more operating cash to pay taxes currently. This trend is exaggerated in periods like the first quarters of 2004 and 2005, which experienced or will experience the immediate impact of the exercise of recapture rights by financial guaranty reinsurance customers. The Company does not expect net income to greatly exceed cash flows in periods that are not impacted by the exercise of such recapture rights.

Stockholders’ equity increased to $3.7 billion at December 31, 2004 compared to $3.2 billion at December 31, 2003. This increase in stockholders’ equity resulted from net income of $518.7 million, proceeds from the issuance of common stock of $22.9 million and an increase in the market value of securities available for sale of $35.9 million, net of tax, offset by dividends of $7.6 million, and the purchase of 2.8 million shares of the Company’s common stock, net of reissues, for approximately $115.7 million pursuant to the Company’s repurchase plan described below.

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

On May 11, 2004, the Company announced that its Board of Directors authorized the repurchase of up to 3.0 million shares of its common stock on the open market. On September 8, 2004, the Company announced that its Board of Directors authorized the repurchase of up to 2.0 million additional shares of its common stock on the open market. Shares were repurchased from time to time depending on market conditions, share price and other factors. These purchases were funded from available working capital. At December 31, 2004, 2.2 million shares had been repurchased under this program at a cost of approximately $102.0 million. All remaining shares under the program were purchased subsequent to December 31, 2004, at a cost of approximately $133.8 million.

On February 15, 2005, the Company announced that its Board of Directors had authorized the repurchase of up to 5.0 million shares of its common stock on the open market under a new repurchase plan. This plan has similar characteristics to the previous plans. Repurchases under this plan commenced upon approval in February of 2005. The Company may also begin purchasing shares on the open market to meet option exercise obligations, to fund 401(k) matches and purchases under the Company’s Employee Stock Purchase Plan, and the Company may consider future stock repurchase programs.

At December 31, 2004, the Company and its subsidiaries had plans to continue investing in significant information technology and infrastructure upgrades over the next two years at an estimated total cost of $20 million to $30 million. The Company moved its Data Center to Dayton, Ohio during the second quarter of 2003, which is now in full service. In addition, in 2004 the Company made significant investments in upgrading its business continuity plan. Cash flows from operations are being used to fund these expenditures, which are intended to benefit all of the Company’s business segments.

The Company owns a 46% interest in C-BASS. The Company has not made any capital contributions to C-BASS since the Company acquired its interest in C-BASS in connection with the acquisition of EFSG in February 2001. C-BASS paid $32.5 million and $15.0 million of dividends to an insurance subsidiary of the Company during 2004 and 2003, respectively. The distribution of these amounts to the Company by its insurance subsidiary is subject to regulatory limitations. In January of 2005, an additional dividend of $2.8 million was received from C-BASS.

The Company owns a 41.5% interest in Sherman. In January 2003, Sherman’s management exercised its right to acquire additional ownership of Sherman, reducing the Company’s ownership interest in Sherman from 45.5% to 41.5%. The Company received $3.4 million in cash for the 4% interest, recording a $1.3 million loss on the transaction. The Company guarantees the payment of up to $25.0 million of a revolving credit facility issued to Sherman that expires in December 2005. There have been no drawdowns on this facility. The Company has provided to an affiliate of Sherman, in an arms-length transaction, a $150 million financial guaranty policy in connection with the structured financing of several pools of receivables previously acquired by Sherman. Sherman paid $49.8 million of dividends to an insurance subsidiary of the Company during 2004 and $12.5 million during 2003. An additional $51.9 million dividend was received from Sherman in January 2005.

The dividends from C-BASS and Sherman were used in part to fund the Company’s stock repurchase program and to bolster the Company’s investment portfolio.

In January 2002, the Company issued $220 million of senior convertible debentures due 2022. Approximately $125 million of the proceeds from the offering were used to increase capital at Radian Asset Assurance. The remaining proceeds were used to redeem the Company’s preferred stock in August 2002, to buy back the Company’s common stock, and for other general corporate purposes. The debentures bear interest at the rate of 2.25% per year and interest is payable semi-annually on January 1 and July 1. The Company may also be required to pay contingent interest, on specified semi-annual dates, if the sale price of its common stock for a specified period of time is less than 60% of the conversion price. The debentures are convertible into shares at a conversion price of $57.75 per share in the following circumstances: (1) if the closing price of the Company’s outstanding common stock exceeds $69.30 per share for twenty out of any thirty consecutive trading days; (2) if the trading price of the debentures is more than a specified amount below the conversion value of the debentures for ten consecutive trading days; (3) at any time before the close of business on the second business day after the date fixed for redemption pursuant to the Company’s exercise of its call right; (4) following the issuance of securities by the Company at a rating below a specified level; (5) following a downgrade of the debentures below a specified level; or (6) following certain major corporate events, such as a change of control. The Company may redeem all or some of the debentures at any time after providing the requisite notice to holders. On January 3, 2005, $663,000 in principal amount of the debentures was redeemed by holders, leaving $219.3 million in principal amount outstanding. The remaining debenture holders may not require the Company to repurchase the debentures until January 1, 2007, and may do so thereafter only on January 1, 2009, 2012 and 2017.

The Company replaced its $250 million revolving credit facility that expired December 2004 with a $400 million unsecured facility comprised of a $100 million 364-day facility that expires on December 15, 2005, and a $300 million five-year facility that expires on December 16, 2009. The facility bears interest on any amounts drawn at a rate dependent on the Company’s credit rating at the time of such borrowing and will be calculated according to, at the Company’s option, a base rate or a Eurocurrency rate, plus an applicable margin and utilization fee. The facility will be used for working capital and general corporate purposes. There have been no drawdowns on this facility.

In March 2002, the Company made a $20 million investment in Primus. In 2004, the Company exercised warrants for an additional $5.5 million investment in Primus. In September 2004, Primus sold shares of its common stock in an initial public offering. The Company sold 177,556 shares of its Primus common stock in this offering and received approximately $2.2 million. The Company recorded a pre-tax gain of $1.0 million on this sale. The Company now owns 4,744,506 shares or approximately 11% of Primus, but these shares are subject to significant limitations on their sale.

In February 2003, the Company issued $250 million of unsecured senior notes. These notes bear interest at the rate of 5.625% per annum, payable semi-annually on February 15 and August 15, beginning August 15, 2003. These notes mature in February 2013. The Company has the option to redeem some or all of the notes at any time with not less than 30 days’ notice. The Company used a portion of the proceeds from the offering to repay the $75.0 million in principal outstanding on the 6.75% debentures due March 1, 2003 that EFSG had issued. The remainder was used for general corporate purposes. In April 2004, the Company entered into an interest-rate swap contract that effectively converted the interest rate on this fixed-rate debt to a variable rate based on a spread over the six-month LIBOR for the remaining term of the debt.

In September 2003, Radian Asset Assurance completed a transaction for $150 million of money market committed preferred custodial trust securities, pursuant to which it entered into a series of three perpetual put options on its own preferred stock to Radian Asset Securities Inc. (“Radian Asset Securities”), a wholly owned subsidiary of the Company. Radian Asset Securities in turn entered into a series of three perpetual put options on its own preferred stock (on substantially identical terms to the Radian Asset Assurance preferred stock). The counterparties to the Radian Asset Securities put options are three trusts established by two major investment banks. The trusts were created as a vehicle for providing capital support to Radian Asset Assurance by allowing Radian Asset Assurance to obtain immediate access to additional capital at its sole discretion at any time through the exercise of one or more of the put options and the corresponding exercise of one or more corresponding Radian Asset Securities put options. If the Radian Asset Assurance put options were exercised, Radian Asset Securities, through the Radian Asset Assurance preferred stock thereby acquired, and investors, through their equity investment in the Radian Asset Securities preferred stock, would have rights to the assets of Radian Asset Assurance of an equity investor in Radian Asset Assurance. Such rights would be subordinate to policyholders’

claims, as well as to claims of general unsecured creditors of Radian Asset Assurance, but ahead of those of the Company, through EFSG, as the owner of the common stock of Radian Asset Assurance. If all the Radian Asset Assurance put options were exercised, Radian Asset Assurance would receive up to $150 million in return for the issuance of its own perpetual preferred stock, the proceeds of which would be usable for any purpose, including the payment of claims. Dividend payments on the preferred stock will be cumulative only if Radian Asset Assurance pays dividends on its common stock. Each trust will be restricted to holding high-quality, short-term commercial paper investments to ensure that it can meet its obligations under the put option. To fund these investments, each trust will issue its own auction market perpetual preferred stock. Each trust is currently rated “A” by each of S&P and Fitch.

The Company’s insurance subsidiaries have the ability to allocate capital resources within certain guidelines by making direct investments. In April 2003, Radian Guaranty invested $100 million in EFSG, for an approximate 11% ownership interest. This amount was subsequently contributed by EFSG to Radian Asset Assurance to support growth in the direct financial guaranty business. In January 2004, the Company contributed an additional $65 million in capital to EFSG that was subsequently contributed to Radian Asset Assurance. During the first quarter of 2004, EFSG transferred its investment in Sherman in the form of a dividend to Radian Guaranty.

Critical Accounting Policies

SEC guidance defines Critical Accounting Policies as those that require the application of management’s most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing the Consolidated Financial Statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. In preparing these financial statements, management has utilized available information including the Company’s past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Actual results may differ from those estimates. In addition, other companies may utilize different estimates, which may impact comparability of the Company’s results of operations to those of companies in similar businesses. A summary of the accounting policies that management believes are critical to the preparation of the Consolidated Financial Statements is set forth below.

Reserve for Losses

As described in Notes 2 and 6 to Consolidated Financial Statements, the Company establishes reserves to provide for losses and the estimated costs of settling claims in both the mortgage insurance and financial guaranty businesses. Setting loss reserves in both businesses involves significant use of estimates with regard to the likelihood, magnitude and timing of a loss.

In the mortgage insurance business, reserves for losses generally are not established until the Company is notified that a borrower has missed two payments. The Company also establishes reserves for associated loss adjustment expenses (“LAE”), consisting of the estimated cost of the claims administration process, including legal and other fees and expenses associated with administering the claims process. Statement of Financial Accounting Standards (“SFAS”) No. 60 specifically excludes mortgage guaranty insurance from its guidance relating to the reserve for losses. The Company maintains an extensive database of claim payment history and uses historical models, based on a variety of loan characteristics, including the status of the loan as reported by its servicer and macroeconomic factors such as regional economic conditions that involve significant variability over time, as well as more static factors such as the estimated foreclosure period in the area where the default exists, to help determine the appropriate loss reserve at any point in time. With respect to delinquent loans that are in an early stage of delinquency, considerable judgment is exercised as to the adequacy of reserve levels.

Adjustments in estimates for delinquent loans in the early stage of delinquency are more volatile in nature than for loans that are in the later stage of delinquency. As the delinquency proceeds toward foreclosure, there is more certainty around these estimates as a result of the aged status of the delinquent loan and adjustments are made to loss reserves to reflect this updated information. If a default cures, the reserve for that loan is removed from the reserve for losses and LAE. This curing process causes an appearance of a reduction in reserves from prior years if the reduction in reserves from cures is greater than the additional reserves for those loans that are nearing foreclosure or have become claims. The Company also reserves for defaults that the Company believes to have occurred but that have not been reported, using historical information on defaults not reported on a timely basis by lending institutions. All estimates are continually reviewed and adjustments are made as they become necessary. The Company does not establish reserves for mortgages that are in default if the Company believes it will not be liable for the payment of a claim with respect to that default. Consistent with GAAP and industry accounting practices, the Company does not establish loss reserves for expected future claims on insured mortgages that are not in default or believed to be in default.

The Company establishes loss reserves on its non-derivative financial guaranty contracts as discussed in Note 2 to the Company’s Consolidated Financial Statements. As discussed below, the reserving policies used by the financial guaranty industry are continuing to evolve and are subject to change.

The Company’s financial guaranty loss reserve policy requires management to make the following key estimates and judgments:

•	Setting both case reserves and allocated non-specific reserves requires the Company to exercise judgment in estimating the severity of the claim that is likely to result from an identified reserving event, which may be any amount up to the full amount of the insured obligation. The reliability of this estimate depends on the reliability of the information regarding the likely severity of the claim and the judgments made by management with respect to that information. Even when the Company is aware of the occurrence of an event that requires the establishment of a reserve, the Company’s estimate of the severity of the claim that is likely to result from that event may not be correct.

–	At December 31, 2004, the Company had case reserves of $98.4 million. Of this amount, $80.3 million was attributable to a single manufactured housing transaction originated and serviced by Conseco Finance Corp. The Company has a high degree of certainty that it will suffer losses with respect to this insured obligation equal to the amount reserved, which equals the total amount of the remaining insured obligation. The case reserves also include $10.0 million attributable to 29 reinsured obligations on which the Company’s total par outstanding is $39.3 million. These reserves are established based on amounts conveyed to the Company by the ceding companies and confirmed by the Company and the Company does not have any reasonable expectation that the ultimate losses will deviate materially from the amount reserved. The remaining $8.1 million of case reserves is attributable to two insured obligations with a total par outstanding of $17.6 million, and the Company does not have any reasonable expectation that the ultimate losses will deviate materially from the amount reserved.

–	At December 31, 2004, one credit was included in the Company’s allocated non-specific reserves. The Company has a high degree of certainty that it will suffer losses with respect to this insured obligation equal to the amount reserved, which is the total $9.8 million par amount of the insured obligation.

•

The Company’s unallocated non-specific reserves are established over time by applying expected default factors to the premiums earned during each reporting period on each credit for which the Company has not established a case reserve or an allocated non-specific reserve. The expected default factor for each credit is derived by dividing the expected losses on that credit over its life by the premiums expected to be earned on that credit over its life. The expected life-time losses for each credit are determined by multiplying the expected frequency of losses on that credit by the expected severity of losses on that credit and multiplying this number, the loss factor, by that credit’s outstanding par amount. The expected frequency and severity of losses for each credit are generated from three sources – two that are published by major rating agencies and one that is generated by a proprietary internal model – based on the product class, published rating and term to maturity for each credit. The Company sets the expected life-time losses for each credit at the approximate mid-point of the range between the highest and lowest expected life-time loss factors generated by the rating agency and internally generated models. The default rates published by rating agencies tend to be very low because the Company primarily insures investment-grade obligations that, historically, have a very low probability of default. Although the default rate is low, the amount of losses upon default can be very high because the Company tends to insure large financial obligations. Because of the low incidence of losses on financial guaranty obligations, it is also very difficult to estimate the timing of losses on the Company’s insured obligations for which the Company has not yet established a case reserve or allocated non-specific reserve. The default factors for the years ended December 31, 2004, 2003 and 2002 approximated 10% of earned premiums on public finance credits and 20% of earned premiums on structured finance credits.

•	The Company’s unallocated non-specific loss reserve at December 31, 2004 was $56.7 million. The range between the unallocated non-specific reserves that would have resulted from applying the highest and lowest default factors generated by any of the three models was approximately $30 million to $80 million, which the Company believes provides a reasonably likely range of expected losses. None of the product types insured by the Company accounted for a materially disproportionate share of the variability within that range.

•	At each balance sheet date, the Company also evaluates both the model-generated default factors and its unallocated non-specific reserves against management’s subjective view of qualitative factors to ensure that the default factors and the unallocated non-specific reserves represent management’s best estimate of the expected losses on the Company’s portfolio of credits for which it has not established a case reserve or an allocated non-specific reserve. These qualitative factors include existing economic and business conditions, overall credit quality trends resulting from industry, geographic, economic and political conditions, recent loss experience in particular segments of the portfolio, changes in underwriting policies and procedures and seasoning of the book of business. The macroeconomic factors that the Company evaluates are outside of the Company’s control and are subject to considerable variability. The Company-specific factors that the Company evaluates also require the Company to make subjective judgments. In addition, a significant change in the size of the Company’s portfolio underlying the unallocated non-specific reserves, such as through the expiration of policies or the refunding or recapture of insured exposures, could require an adjustment to the default factors or the Company’s level of unallocated non-specific reserves. To date, the Company’s evaluation of these qualitative factors has not led the Company to adjust the default factors or its level of unallocated non-specific reserves.

The Company’s estimates of its reserves for losses and LAE for Financial Guaranty’s other lines of business, primarily trade credit reinsurance, depend upon the receipt of accurate reports and individual loss estimates from ceding companies. The time lag in receiving reports on individual loss estimates in trade credit reinsurance is generally three to six months. The Company uses historical loss information and makes inquiries to the cedants of known events as a means of validating its loss assumptions while awaiting more formal updated reports. Any differences in viewpoints are resolved expeditiously and have historically not resulted in material adjustments. In addition, a reserve is included for losses and LAE incurred but not reported (“IBNR”), on trade credit insurance.

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

In January and February of 2005, the Company discussed with the SEC staff, both separately and together with other members of the financial guaranty industry, the differences in loss reserve practices followed by different financial guaranty industry participants. The Company understands from those discussions that the Financial Accounting Standards Board (the “FASB”) staff is considering whether additional accounting guidance is necessary to address the financial guaranty industry. When and if the FASB or the SEC reaches a conclusion on this issue, the Company and the rest of the financial guaranty industry may be required to change some aspects of their accounting policies. If the FASB or the SEC were to determine that the Company should account for its financial guaranty contracts differently, for example by requiring them to be treated solely as one or the other of short-duration or long-duration contracts under SFAS No. 60, this determination could impact the Company’s accounting for loss reserves, premium revenue and deferred acquisition costs, all of which are covered by SFAS No. 60. Management is unable to estimate what impact, if any, the ultimate resolution of this issue will have on the Company’s financial condition or operating results.

Derivative Instruments and Hedging Activity

The Company accounts for derivatives under SFAS No. 133, as amended and interpreted. The convertible debt securities included in the Company’s investment portfolio and certain of the Company’s financial guaranty contracts are considered “derivatives.” Under SFAS No. 133, the convertible debt and redeemable preferred securities included in the Company’s investment portfolio must be characterized as hybrid securities because they generally combine both debt and equity characteristics. The hybrid classification requires that the convertible security valuation be separated into a fixed-income component and an equity derivative component. Valuation changes on the fixed-income component are recorded as other comprehensive income on the Consolidated Balance Sheets while valuation changes on the equity derivative component are recorded as gains and losses on the Statements of Income. The Company believes that the market valuation of each hybrid convertible security is appropriately allocated to its fixed-income and equity derivative components. The gains and losses on direct derivative financial guaranty contracts are derived from internally generated models. The gains and losses on assumed derivative financial guaranty contracts are provided by the primary insurance companies. Estimated fair value amounts are determined by the Company using market information to the extent available, and appropriate valuation methodologies. Significant differences may exist with respect to the available market information and assumptions used to determine gains and losses on derivative financial guaranty contracts. Considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates are not necessarily indicative of amounts the Company could realize in a current market exchange due to the lack of a liquid market. The use of different market assumptions and/or estimation methodologies may have a significant effect on the estimated fair value amounts.

A summary of the Company’s derivative information as of and for the periods indicated is as follows:

	December 31
	2004	2003
	(in millions)
Balance Sheet
Trading Securities
Amortized cost	$65.4	$50.4
Fair value	86.3	53.8
Derivative Financial Guaranty Contracts
Notional value	$12,500.0	$10,500.0

Gross unrealized gains	$74.9	$57.5
Gross unrealized losses	49.6	73.6

Net unrealized gains (losses)	$25.3	$(16.1)

The components of the change in fair value of derivative instruments are as follows:

	Year Ended December 31
	2004	2003	2002
	(in millions)
Income Statement
Trading Securities	$17.4	$5.2	$(0.3)
Derivative Financial Guaranty Contracts	29.7	(1.1)	(12.7)

Net gains (losses)	$47.1	$4.1	$(13.0)

The following table presents information at December 31, 2004 and 2003 related to net unrealized gains (losses) on derivative financial guaranty contracts (included in accounts payable and accrued expenses on the Consolidated Balance Sheets).

	December 31 2004	December 31 2003
	(in millions)
Balance at January 1	$(16.1)	$(17.5)
Net unrealized gains (losses) recorded	29.7	(1.1)
Settlements of derivatives contracts
Receipts	(2.9)	(11.5)
Payments	14.6	14.0

Balance at December 31	$25.3	$(16.1)

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

The Company records premiums and origination costs related to credit default swaps and certain other financial guaranty contracts in premiums written and policy acquisition costs, respectively, on the Consolidated Statements of Income. See Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Guaranty-Results of Operations. The Company’s classification of these contracts is the same whether the Company is a direct writer or the Company assumes these contracts.

The Company has entered into a derivative to hedge the interest rate risk related to the issuance of certain long-term debt in accordance with the Company’s risk management policies. As of December 31, 2004, there were two interest rate swaps. The interest rate swaps have been designed as fair value hedges and hedge the change in fair value of the debt arising from interest rate movements. During 2004, the fair value hedge was 100% effective. Therefore, the changes in the derivative instruments in the Consolidated Statements of Income were offset by the change in the fair value of the hedged debt.

This interest rate swap contracts mature in February 2013. Terms of the interest rate swap contracts at December 31, 2004 were as follows (dollars in thousands):

Notional amount	$250,000
Rate received – Fixed	5.625%
Rate paid – Floating (a)	3.823%
Maturity date	February 15, 2013
Unrealized gain	$1,841

(a)	The December 31, 2004 six-month LIBOR forward rate at the next swap payment date plus 87.4 basis points.

In October 2004, the Company entered into transactions to lock in treasury rates that would have served as a hedge in the event the Company issued long-term debt. The notional value of the hedges is $120 million at a blended rate of 4.075%. At December 31, 2004, the Company had a $1.5 million unrealized gain recorded on the hedges.

In January 2005, the Company discontinued the hedge arrangements and received payments from its counterparties. The Company realized a gain of $1.0 million at termination in 2005.

Deferred Policy Acquisition Costs

Costs associated with the acquisition of mortgage insurance business, consisting of compensation and other policy issuance and underwriting expenses, are initially deferred and reported as deferred policy acquisition costs. Because SFAS No. 60 specifically excludes mortgage guaranty insurance from its guidance relating to the amortization of deferred policy acquisition costs, amortization of these costs for each underwriting year book of business is charged against revenue in proportion to estimated gross profits over the estimated life of the policies using the guidance provided by SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments.” This includes accruing interest on the unamortized balance of deferred policy acquisition costs. Estimates of expected gross profit including persistency and loss development assumptions for each underwriting year used as a basis for amortization are evaluated regularly, and the total amortization recorded to date is adjusted by a charge or credit to the statement of earnings if actual experience or other evidence suggests that earlier estimates should be revised. Considerable judgment is used in evaluating these factors when updating the assumptions. The use of different assumptions would have a significant effect on the amortization of deferred policy acquisition costs. In 2004, as a result of these evaluations, the Company accelerated the amortization of $11.6 million of deferred policy acquisition costs.

Deferred policy acquisition costs in the financial guaranty business are comprised of those expenses that vary with, and are primarily related to, the production of insurance premiums, including: commissions paid on reinsurance assumed, salaries and related costs of underwriting and marketing personnel, rating agency fees, premium taxes and certain other underwriting expenses, offset by commission income on premiums ceded to reinsurers. Acquisition costs are deferred and amortized over the period in which the related premiums are earned for each underwriting year. The amortization of deferred policy acquisition costs is adjusted regularly based on the expected timing of both upfront and installment-based premiums. The estimation of installment-based premiums requires considerable judgment and different assumptions could produce different results.

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, FIN 46 was revised in FIN 46R. FIN 46R scopes out many but not all businesses, as business is defined in FIN 46. The FASB partially delayed FIN 46’s implementation until no later than the end of the first reporting period after March 15, 2004. However, the Company has been a transferor of financial assets to entities that are considered to be qualifying special-purpose entities (“QSPEs”) as described in SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” These QSPEs are not within the scope of FIN 46. In management’s opinion, FIN 46 did not have a material effect on the Company’s financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 amends certain paragraphs of FASB Statements No. 128 and No. 133 and is effective for financial instruments entered into or modified after May 31, 2003. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires an issuer to classify a financial instrument that is within its scope as a liability (or an asset, in some circumstances). SFAS No. 150 has not had a material impact on the Company’s financial statements. The FASB is addressing certain implementation issues associated with the application of SFAS No. 150. In October 2003, the FASB decided to defer certain provisions of SFAS No. 150 related to mandatory redeemable financial instruments representing noncontrolling interests in subsidiaries included in consolidated financial statements. The Company will monitor the actions of the FASB and assess the impact, if any, that these actions may have on the Company’s financial statements.

In March 2004, the FASB Emerging Issues Task Force (“EITF”) reached a consensus regarding EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. The consensus provides guidance for evaluating whether an investment is other-than-temporarily impaired and was effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004.

However, the guidance contained in paragraphs 10-20 of this Issue has been delayed by FASB Staff Position (“FSP”) EITF Issue 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” posted September 30, 2004. The delay of the effective date for paragraphs 10-20 will be superseded concurrent with the final issuance of proposed FSP EITF Issue 03-1-a, “Implication Guidance For the Application of Paragraph 16 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The proposed FSP would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment. The disclosures continue to be effective for the Company’s consolidated financial statements for fiscal years ending after December 15, 2003, for investments accounted for under SFAS No. 115 and No. 124. For all other investments within the scope of this Issue, the disclosures continue to be effective for fiscal years ending after June 15, 2004. The additional disclosures for cost method investments continue to be effective for fiscal years ending after June 15, 2004.

The FASB ratified EITF Issue 04-08 “The Effects of Contingently Convertible Instruments on Diluted Earnings per Share,” which requires that contingently convertible debt be included in calculating diluted earnings per share regardless of whether the contingent feature has been met. The Company’s convertible debt outstanding of $220 million is contingently convertible. The effective date is for reporting periods after December 15, 2004. At December 31, 2004, diluted earnings per share included the impact of shares that were subject to issuance upon conversion of the Company’s contingently convertible debt and prior period earnings per share amounts presented for comparative purposes have been restated to comply with the requirements.

In December 2004, the FASB issued Statement 123 (revised 2004) (“SFAS No. 123R”) that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. The compensation costs, with limited exceptions, will be measured based on the grant-date fair value of the equity or liability instrument issued. Liability awards will be required to be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123R replaces SFAS No. 123 and supersedes APB 25. This statement is effective for interim periods beginning after June 15, 2005 and applies to all awards granted after the effective date and requires the reporting of the cumulative effective of applying this statement as of this date. Management is in the process of reviewing this Statement and assessing the impact it will have on the Company’s financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The Company manages its investment portfolio to achieve safety and liquidity, while seeking to maximize total return. The Company believes it can achieve these objectives by active portfolio management and intensive monitoring of investments. Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments. The market risk related to financial instruments primarily relates to the investment portfolio, which exposes the Company to risks related to interest rates, default, prepayments, and declines in equity prices. Interest rate risk is the price sensitivity of a fixed-income security to changes in interest rates. The Company views these potential changes in price within the overall context of asset and liability management. The Company’s analysts estimate the payout pattern of the mortgage insurance loss reserves to determine their duration, which are the weighted average payments expressed in years. The Company sets duration targets for fixed-income investment portfolios that it believes mitigate the overall effect of interest rate risk. In April 2004, the Company entered into an interest-rate swap that, in effect, converted a portion of the fixed-rate long-term debt to a spread over the six-month LIBOR for the remaining term of the debt. As of December 31, 2004, the average duration of the fixed-income portfolio was 4.33 years. Based upon assumptions the Company uses in its duration calculations, increases in interest rates of 100 and 150 basis points would cause decreases in the market value of the fixed-maturity portfolio (excluding short-term investments) of approximately 4.7% and 7.2%, respectively. Similarly, a decrease in interest rates of 100 and 150 basis points would cause increases in the market value of the fixed-maturity portfolio of approximately 5.1% and 7.9%, respectively. At December 31, 2004, the Company had no material foreign investments and its investment in non-investment-grade fixed-income securities was $3.1 million. At December 31, 2004, the market value and cost of the Company’s equity securities were $335.5 million and $250.6 million, respectively. In addition, the market value and cost of the Company’s long-term debt at December 31, 2004 were $770.8 million and $ 717.6 million, respectively.

Item 8.	Financial Statements and Supplementary Data

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

The board of directors exercises its responsibility for the financial statements through its Audit and Risk Management Committee, which consists entirely of independent non-management board members. The Audit and Risk Management Committee meets periodically with management and with the independent auditors, both privately and with management present, to review accounting, auditing, internal control and financial reporting matters.

Deloitte & Touche LLP, independent registered public accounting firm, was retained to audit the Company’s financial statements. The accompanying report of Deloitte & Touche LLP is based on its audits, which it is required to conduct in accordance with the standards of the Public Company Accounting Oversight Board (United States), and which include the consideration of the Company’s internal control over financial reporting to establish a basis for reliance thereon in determining the nature, timing and extent of audit tests to be applied.

Frank P. Filipps

Chairman and Chief Executive Officer

C. Robert Quint

Executive Vice President and Chief Financial Officer

John J. Calamari

Senior Vice President and Corporate Controller

MANAGEMENT’S ANNUAL REPORT ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

Radian’s management is responsible for establishing and maintaining adequate “internal control over financial reporting” as that term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934. Radian’s internal control over financial reporting is a process designed under the supervision of Radian’s principal executive and principal financial officers, and effected by Radian’s board of directors, management and other personnel.

Radian’s management assessed the effectiveness of Radian’s internal control over financial reporting, as of December 31, 2004, using the Internal Control-Integrated Framework established by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management did not identify any material weaknesses in Radian’s internal control over financial reporting and believes that, as of December 31, 2004, Radian’s internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of Radian’s financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Although Radian’s internal control over financial reporting is effective in providing reasonable assurance regarding the matters described above, neither Radian’s nor any other system of internal control over financial reporting can provide absolute assurance regarding those matters. Inherent limitations in any set of internal controls, such as human failures, present a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting.

Deloitte & Touche LLP, independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2004, has issued an attestation report on management’s assessment of Radian’s internal control over financial reporting. This report appears on page 102.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Radian Group Inc.

Philadelphia, Pennsylvania

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Radian Group Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2004 of the Company and our report dated March 7, 2005 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/  Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania

March 7, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Radian Group Inc.

Philadelphia, Pennsylvania

We have audited the accompanying consolidated balance sheets of Radian Group Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in common stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Radian Group Inc. and subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania

March 7, 2005

CONSOLIDATED BALANCE SHEETS

	December 31
	2004	2003
	(in thousands, except share and per-share amounts)
ASSETS
Investments
Fixed maturities held to maturity—at amortized cost (fair value $188,063 and $291,060)	$178,894	$273,995
Fixed maturities available for sale—at fair value (amortized cost $4,228,896 and $3,996,275)	4,406,366	4,170,261
Trading securities—at fair value (amortized cost $65,359 and $50,436)	86,342	53,806
Equity securities—at fair value (cost $250,558 and $213,281)	335,495	249,634
Short-term investments	459,718	255,073
Other invested assets	3,253	4,593

Total investments	5,470,068	5,007,362
Cash	30,680	67,169
Investment in affiliates	393,025	328,478
Deferred policy acquisition costs	211,928	218,779
Prepaid federal income taxes	460,149	358,840
Provisional losses recoverable	38,312	48,557
Accrued investment income	60,268	53,702
Accounts and notes receivable	77,125	73,856
Property and equipment, at cost (less accumulated depreciation of $48,215 and $30,217)	69,337	71,436
Other assets	189,928	217,588

Total assets	$7,000,820	$6,445,767

LIABILITIES AND STOCKHOLDERS’ EQUITY
Unearned premiums	$770,208	$718,649
Reserve for losses and loss adjustment expenses	801,012	790,380
Long-term debt	717,640	717,404
Current income taxes	—	24,092
Deferred federal income taxes	848,224	688,262
Accounts payable and accrued expenses	174,681	281,136

Total liabilities	3,311,765	3,219,923

Commitments and Contingencies (Note 14)
Stockholders’ equity
Common stock: par value $.001 per share; 200,000,000 shares authorized; 96,560,912 and 95,851,346 shares issued in 2004 and 2003, respectively	97	96
Treasury stock: 4,280,305 and 1,840,044 shares in 2004 and 2003, respectively	(176,242)	(60,503)
Additional paid-in capital	1,282,433	1,259,559
Retained earnings	2,397,626	1,886,548
Accumulated other comprehensive income	185,141	140,144

Total stockholders’ equity	3,689,055	3,225,844

Total liabilities and stockholders’ equity	$7,000,820	$6,445,767

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31
	2004	2003	2002
	(in thousands, except per-share amounts)
Revenues:
Premiums written:
Direct	$1,100,297	$989,534	$875,190
Assumed	68,677	197,653	147,633
Ceded	(86,487)	(76,710)	(67,904)

Net premiums written	1,082,487	1,110,477	954,919
Increase in unearned premiums	(53,003)	(102,294)	(107,794)

Net premiums earned	1,029,484	1,008,183	847,125
Net investment income	204,349	186,163	178,841
Gains on sales of investments	50,799	17,387	10,462
Change in fair value of derivative instruments	47,135	4,139	(12,989)
Other income	32,286	63,322	44,375

Total revenues	1,364,053	1,279,194	1,067,814

Expenses:
Provision for losses	456,834	476,054	243,332
Policy acquisition costs	121,830	128,518	100,818
Other operating expenses	205,687	211,077	175,313
Interest expense	34,660	37,542	28,824

Total expenses	819,011	853,191	548,287

Equity in net income of affiliates	180,550	105,476	81,749

Pretax income	725,592	531,479	601,276
Provision for income taxes	206,939	145,578	174,107

Net income	518,653	385,901	427,169
Dividends to preferred stockholder	—	—	2,475
Premium paid to redeem preferred stock	—	—	3,003

Net income available to common stockholders	$518,653	$385,901	$421,691

Basic net income per share	$5.57	$4.13	$4.47

Diluted net income per share	$5.33	$3.95	$4.27

Average number of common shares outstanding—basic	93,062	93,531	94,306

Average number of common and common equivalent shares outstanding—diluted	97,908	98,453	99,516

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY

					Accumulated Other Comprehensive Income (Loss)
	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Foreign Currency Translation Adjustment	Unrealized Holding Gains/ Losses	Total
	(in thousands)
BALANCE, JANUARY 1, 2002	$94	$(7,874)	$1,210,088	$1,093,580	$(586)	$11,026	$2,306,328
Comprehensive income:
Net income	—	—	—	427,169	—	—	427,169
Unrealized foreign currency translation adjustment, net of tax of $441	—	—	—	—	819	—	819
Unrealized holding gains arising during period, net of tax of $29,030	—	—	—	—	—	53,913
Less: Reclassification adjustment for net gains included in net income, net of tax of $3,662	—	—	—	—	—	(6,800)

Net unrealized gains on investments net of tax of $25,368	—	—	—	—	—	47,113	47,113

Total comprehensive income							475,101
Issuance of common stock under incentive plans	1	—	28,610	—	—	—	28,611
Treasury stock purchased, net	—	(43,994)		—	—	—	(43,994)
Premium paid to redeem preferred stock	—	—	—	(3,003)	—	—	(3,003)
Dividends	—	—	—	(9,608)	—	—	(9,608)

BALANCE, DECEMBER 31, 2002	95	(51,868)	1,238,698	1,508,138	233	58,139	2,753,435
Comprehensive income:
Net income	—	—	—	385,901	—	—	385,901
Unrealized foreign currency translation adjustment, net of tax of $2,702	—	—	—	—	5,018	—	5,018
Unrealized holding gains arising during period, net of tax of $47,414	—	—	—	—	—	88,056
Less: Reclassification adjustment for net gains included in net income, net of tax of $6,085	—	—	—	—	—	(11,302)

Net unrealized gains on investments net of tax of $41,329	—	—	—	—	—	76,754	76,754

Total comprehensive income							467,673
Issuance of common stock under incentive plans	1		23,214	—	—	—	23,215
Treasury stock purchased, net	—	(8,635)					(8,635)
Capital issuance costs	—	—	(2,353)	—	—	—	(2,353)
Dividends	—	—	—	(7,491)	—	—	(7,491)

BALANCE, DECEMBER 31, 2003	96	(60,503)	1,259,559	1,886,548	5,251	134,893	3,225,844
Comprehensive income:
Net income	—	—	—	518,653	—	—	518,653
Unrealized foreign currency translation adjustment, net of tax of $4,925	—	—	—	—	9,146	—	9,146
Unrealized holding gains arising during period, net of tax of $37,084	—	—	—	—	—	68,870
Less: Reclassification adjustment for net gains included in net income, net of tax of $17,780	—	—	—	—	—	(33,019)

Net unrealized gains on investments net of tax of $19,304	—	—	—	—	—	35,851	35,851

Total comprehensive income							563,650
Issuance of common stock under incentive plans	1	—	22,874	—	—	—	22,875
Treasury stock purchased, net	—	(115,739)	—	—	—	—	(115,739)
Capital issuance costs	—		—	—	—	—	—
Dividends	—	—	—	(7,575)	—	—	(7,575)

BALANCE, DECEMBER 31, 2004	$97	$(176,242)	$1,282,433	$2,397,626	$14,397	$170,744	$3,689,055

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2004	2003	2002
	(in thousands)
Cash flows from operating activities:
Net income	$518,653	$385,901	$427,169
Adjustments to reconcile net income to net cash provided by operating activities:
Net (gains) losses on sales of securities and changes in fair value of derivative instruments	(97,934)	(21,526)	2,527
Net payments from settlement of credit derivatives	(11,708)	(2,500)	—
Equity in net income of affiliates	(180,550)	(105,476)	(81,749)
Proceeds from sales of trading securities	28,822	24,910	9,820
Purchase of trading securities	(49,699)	(38,015)	(27,444)
Increase in unearned premiums, net	51,316	100,521	106,128
Net decrease (increase) in deferred policy acquisition costs	7,524	(35,192)	(32,550)
Increase in reserve for losses and loss adjustment expenses, net	7,008	167,579	33,634
Deferred income tax provision	135,026	74,691	112,292
Impairment of goodwill	—	7,222	—
Change in prepaid federal income taxes	(101,309)	(64,704)	32,378
Depreciation and other amortization, net	27,956	17,310	796
Change in other assets, accounts payable and accrued expenses	(8,106)	24,263	3,807

Net cash provided by operating activities	326,999	534,984	586,808

Cash flows from investing activities:
Proceeds from sales of fixed-maturity investments available for sale	971,390	1,214,696	1,736,378
Proceeds from sales of equity securities available for sale	219,078	73,280	20,727
Proceeds from redemptions of fixed-maturity investments available for sale	235,773	236,003	81,141
Proceeds from redemptions of fixed-maturity investments held to maturity	95,229	84,958	93,112
Purchases of fixed-maturity investments available for sale	(1,427,588)	(2,108,476)	(2,557,606)
Purchases of equity securities available for sale	(229,553)	(90,699)	(116,818)
(Purchases) sales of short-term investments, net	(202,423)	(74,244)	29,895
Purchases of other invested assets	—	—	(3,466)
Proceeds from sales of other invested assets	3,495	2,559	1,076
Purchases of property and equipment	(19,060)	(34,564)	(41,573)
Proceeds from sales of investments in affiliates	6,229	3,395	—
Investment in affiliates	(5,501)	—	(20,000)
Distributions from affiliates	82,300	27,450	20,137
Other	7,582	(45)	(15,943)

Net cash used in investing activities	(263,049)	(665,687)	(772,940)

Cash flows from financing activities:
Dividends paid	(7,575)	(7,491)	(9,608)
Proceeds from issuance of common stock under incentive plans	22,875	23,215	28,611
Purchase of treasury stock, net	(115,739)	(8,635)	(43,994)
Repayment of short-term debt	—	(75,000)	—
Redemption of preferred stock	—	—	(43,003)
Issuance of long-term debt	—	246,167	215,936
Capital issuance costs	—	(2,353)	—

Net cash (used in) provided by financing activities	(100,439)	175,903	147,942

(Decrease) increase in cash	(36,489)	45,200	(38,190)

Cash, beginning of year	67,169	21,969	60,159

Cash, end of year	$30,680	$67,169	$21,969

Supplemental disclosures of cash flow information:
Income taxes paid/(received)	$168,514	$137,699	$(14,913)

Interest paid	$38,859	$34,602	$27,608

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of the Business

Radian Group Inc. (the “Company”) provides, through its subsidiaries and affiliates, credit insurance and financial services to financial institutions in the United States of America and globally. The principal business segments of the Company are mortgage insurance, financial guaranty insurance and financial services.

Private mortgage insurance and risk management services are provided to mortgage lending institutions located throughout the United States through the Company’s principal mortgage guaranty subsidiaries, Radian Guaranty Inc. (“Radian Guaranty”), Amerin Guaranty Corporation (“Amerin Guaranty”) and Radian Insurance Inc. (“Radian Insurance”) (collectively referred to as “Mortgage Insurance”). Private mortgage insurance generally protects lenders from all or a portion of default-related losses on residential first- mortgage loans made to homebuyers who make down payments of less than 20% of the home’s purchase price. Private mortgage insurance also facilitates the sale of these mortgages in the secondary market. Radian Guaranty currently offers two principal types of private mortgage insurance coverage, primary and pool. At December 31, 2004, primary insurance comprised 88.3% of Mortgage Insurance’s risk in force and pool insurance comprised 7.8% of Mortgage Insurance’s risk in force. Amerin Guaranty writes mortgage insurance on second-lien mortgages and Radian Insurance writes credit insurance on non-traditional mortgage-related assets such as second mortgages, net interest margin securities (“NIMs”), and provides credit enhancement to mortgage-related capital market transactions. Other risk in force, primarily in Radian Insurance, was $1.2 billion at December 31, 2004, which represented 3.9% of the mortgage insurance risk in force.

On February 28, 2001, the Company acquired the financial guaranty insurance (“Financial Guaranty”) and other businesses of Enhance Financial Services Group Inc. (“EFSG”), a New York-based insurance holding company that primarily insures and reinsures credit-based risks, at a purchase price of approximately $581.5 million. In addition, as part of the acquisition, the Company has an interest in two active credit-based asset businesses (see Note 4). Several smaller businesses are either in run-off or have been terminated. The purchase price represented the value of the Company’s common stock and stock options issued in connection with the acquisition and other consideration in accordance with an Agreement and Plan of Merger, dated November 13, 2000, by and among the Company, a wholly owned subsidiary of the Company and EFSG. The acquisition, which was structured as a merger of a wholly owned subsidiary of the Company with and into EFSG, entitled EFSG stockholders to receive 0.22 shares of the Company’s common stock in a tax-free exchange for each share of EFSG’s common stock that they owned at the time of the merger. The acquisition was treated as a purchase for accounting purposes, and accordingly, the assets and liabilities were recorded based on their fair values at the date of acquisition. The fair value of assets acquired was $1,357.9 million. The liabilities assumed were $833.1 million. The excess of purchase price over fair value of net assets acquired of $56.7 million represents the future value of insurance profits, which is being amortized over a period that approximates the future life of the insurance book of business. During 2004 and 2003, the Company amortized $12.5 million and $3.7 million, respectively, related to this transaction. The 2004 amount includes $10.0 million related to the recapture of previously ceded business that occurred in the first quarter of 2004.

Effective June 1, 2004, Financial Guaranty’s two main operating subsidiaries, Radian Asset Assurance Inc. (“Radian Asset Assurance”) and Radian Reinsurance Inc. (“Radian Reinsurance”), were merged, with Radian Asset Assurance as the surviving company. Through this merger, the financial guaranty reinsurance business formerly conducted by Radian Reinsurance was combined with the direct financial guaranty business conducted by Radian Asset Assurance. The merger combined the assets, liabilities and shareholder’s equity of the two companies.

Financial Guaranty also includes Radian Asset Assurance Limited (“RAAL”), a subsidiary of Radian Asset Assurance that is authorized to conduct an insurance business in the United Kingdom. In July 2004, RAAL received initial ratings of “AA” (negative outlook) from Standard and Poor’s Insurance Rating Service (“S&P”)

and “AA” from Fitch Ratings (“Fitch”). In September 2004, the Financial Services Authority granted a license to Radian Financial Products Limited, another subsidiary of Radian Asset Assurance, to trade as a Category A Securities and Futures Firm, allowing the Company to develop a range of derivatives-based solutions for clients in the United Kingdom and throughout the European Union.

On December 30, 2003, the Company announced that it would cease operations of RadianExpress.com Inc. (“RadianExpress,”) an Internet-based settlement company that provided real estate information products and services to the first- and second-mortgage industry. The Company’s decision followed its receipt of an order from the California Superior Court denying the Company’s appeal from a decision by the California Commissioner of Insurance sustaining a California cease-and-desist order applicable to the Company’s offering of its Radian Lien Protection product. The California Superior Court’s denial is on appeal, but the decision significantly reduced the potential for increased revenues at RadianExpress, which was the company through which Radian Lien Protection sales would have been processed. During the first quarter of 2004, RadianExpress ceased processing new orders and is completing the final processing of the remaining transactions. The cessation of operations resulted in a pre-tax charge of $13.0 million in the fourth quarter of 2003, which includes the write-down of the remaining goodwill of $7.2 million and provisions for severance, leasehold commitments, and other charges of approximately $5.8 million. These amounts are included in operating expenses in the Consolidated Statements of Income. This resulted in an after-tax earnings impact of $8.4 million or $.09 per share in 2003. Income and expense from RadianExpress operations for 2004 were immaterial.

In September 2004, Primus Guaranty, Ltd. (“Primus”), a Bermuda holding company and parent to Primus Financial Products, LLC, issued common stock in an initial public offering of its common shares. The Company, which owned an approximate 15% interest in Primus prior to the offering, sold 177,556 shares of its Primus common stock in this offering, receiving approximately $2.2 million and recording a gain of $1.0 million. After this transaction, the Company now owns 4,744,506 shares of Primus or approximately 11% of the common shares outstanding. These shares had a market value of $64.1 million at September 30, 2004. The Company’s investment in Primus, which had previously been included in investment in affiliates on the Consolidated Balance Sheets, has now been reclassified to the equity securities available for sale category of investments. In the future, the Company will no longer report earnings or loss from Primus as equity in earnings of affiliates. All changes in the fair value of the Primus stock will be recorded as accumulated other comprehensive income. The Company believes this treatment and presentation is appropriate because after the public offering the Company no longer has influence or control over Primus disproportionate to its percentage of equity ownership.

2.	Significant Accounting Policies

Consolidation

The accompanying financial statements include the accounts of all subsidiaries. Companies in which the Company, or one of its subsidiaries, owns interests ranging from 20% to 50%, or over which the Company has significant influence, are accounted for in accordance with the equity method of accounting (see Note 4). All intercompany accounts and transactions, and intercompany profits and losses, have been eliminated.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, FIN 46 was revised in FIN 46R. FIN 46R scopes out many but not all businesses, as business is defined in FIN 46. The FASB partially delayed FIN 46’s implementation until no later than the end of the first reporting period after March 15, 2004. However, the Company has been a transferor of financial assets (as discussed below in “Other Operations”) considered to be qualifying special-purpose entities (“QSPEs”) described in SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” These QSPEs are not within the scope of FIN 46. In management’s opinion, FIN 46 did not have a material effect on the Company’s financial statements.

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

Insurance Premiums-Revenue Recognition

Statement of Financial Accounting Standards (“SFAS”) No. 60, “Accounting and Reporting by Insurance Enterprises,” specifically excludes mortgage insurance from its guidance relating to the earning of insurance premiums. Consistent with GAAP and industry accounting practices, mortgage insurance premiums written on an annual and multi-year basis are initially deferred as unearned premiums and earned over the policy term, and premiums written on a monthly basis are earned over the period that coverage is provided. Annual premiums are amortized on a monthly, straight-line basis. Multi-year premiums are amortized over the terms of the contracts in accordance with the anticipated claim payment pattern based on historical industry experience. Ceded premiums written are initially set up as prepaid reinsurance and are amortized in accordance with direct premiums earned.

In the financial guaranty business, insurance premiums are earned in proportion to the level of amortization of insured principal over the contract period or over the period that coverage is provided. Unearned premiums represent that portion of premiums that will be earned over the remainder of the contract period, based on information reported by ceding companies and management’s estimates of amortization of insured principal on policies written on a direct basis. When insured issues are refunded or called, the remaining premiums are generally earned at that time because the risk to the Company is eliminated. Credit enhancement fees on derivative financial guaranty contracts are included in premiums written and are earned over the period that credit protection is provided.

With the exception of the Company’s trade credit product, net premiums written in the Company’s financial guaranty reinsurance business are recorded using actual information received from cedants on a one-month lag. Accordingly, the written premiums for any given period exclude those from the last month of that period and include those from the last month of the immediately preceding period. The use of information from cedants does not require the Company to make significant judgments or assumptions because historic collection rate and counterparty strength makes collection of all assumed premiums highly likely. Net premiums written for the years ended December 31, 2004, 2003 and 2002 includes $59.3 million, $64.8 million and $48.4 million, respectively, of assumed premiums related to the Company’s trade credit reinsurance products. Included in these amounts are estimates based on quarterly projections provided by ceding companies. Over the life of the reinsured business, these projections are replaced with actual results and, historically, the difference between the projections and actual results has not been material. Accordingly, the Company does not record any related provision for doubtful accounts.

Reserve for Losses and Loss Adjustment Expenses (“LAE”)

The mortgage insurance reserve for losses and LAE consists of estimated losses from claims and the estimated cost of settling claims on defaults (or delinquencies) reported and defaults that have occurred but have not been reported. SFAS No. 60 specifically excludes mortgage guaranty insurance from its guidance relating to the reserve for losses. Consistent with GAAP and industry accounting practices, the Company does not establish loss reserves for future claims on insured loans that are not currently in default or believed to be in default. In determining the liability for unpaid losses related to reported outstanding defaults, the Company establishes loss reserves on a case-by-case basis. The amount reserved for any particular loan is dependent upon the characteristics of the loan, the status of the loan as reported by its servicer and macroeconomic factors such as regional economic conditions that involve significant variability over time, as well as more static factors such as the estimated foreclosure period in the area in which the default exists. With respect to known defaults, the Company does not establish reserves for losses until it is notified that a borrower has missed two payments. As the default progresses closer to foreclosure, the amount of loss reserve for that particular loan is increased, in stages, to approximately 100% of the Company’s exposure and that adjustment is included in current operations. With respect to delinquent loans that are in the early stage of delinquency, considerable judgment is exercised as to the adequacy of reserve levels. The Company relies on its historical models and makes adjustments to its estimates based on current economic conditions and recent trend information. These adjustments in estimates for delinquent loans in the early stage of delinquency are more judgmental in nature than for loans that are in the later stage of delinquency. If the default cures, the reserve for that loan is removed from the reserve for losses and LAE. This curing process causes an appearance of a reduction in reserves from prior years if the reduction in reserves from cures is greater than the additional reserves for those loans that are nearing foreclosure or that have become claims. The Company also reserves for defaults that have occurred but have not been reported using historical information on defaults not reported on a timely basis by lending institutions. The Company does not establish reserves for mortgages that are in default if the Company believes it will not be liable for the payment of a claim with respect to that default. The estimates are continually reviewed and adjustments are made as they become necessary.

The following description of the Company’s financial guaranty loss reserving policy relates only to non-derivative financial guaranty contracts provided through financial guarantees of direct and assumed insurance business. The Company’s financial guaranty insurance contracts provide an unconditional and irrevocable guaranty to the holder of a financial obligation that, upon payment default by the insured party, the Company will pay the full amount of principal and interest on an insured obligation when due. The Company’s financial guaranty reinsurance contracts provide for reimbursement to the primary insurer under a reinsured financial guaranty contract when the primary insurer is obligated to pay principal and interest on an insured obligation.

The Company establishes loss reserves on its financial guaranty contracts based on the estimated cost of settling claims and associated loss adjustment expenses (“LAE”), adjusted for estimated recoveries under salvage or subrogation rights. LAE consists of the estimated cost of the claims administration process, including legal fees and other associated fees and expenses. The Company’s financial guaranty loss reserves are comprised of specific reserves (which the Company refers to as “case reserves”) and non-specific reserves. As discussed below, the reserving policies used by the financial guaranty industry are continuing to evolve and are subject to change.

The Company records case reserves for losses and related LAE when a guaranteed obligation defaults in payment, which may be different from the way other financial guarantors establish case reserves. In the case of direct financial guaranty contracts, the Company determines the existence of payment default and records case reserves when the Company determines that a default has occurred, based on a report from the insured party or based on the Company’s surveillance efforts. In the case of financial guaranty reinsurance, the Company relies primarily on information provided by the primary insurer as confirmed by the Company, as well as on specific knowledge of the claim, in recording related case reserves. At December 31, 2004, the Company had case reserves of $98.4 million. Of this amount, $80.3 million was attributable to a single manufactured housing transaction originated and serviced by Conseco Finance Corp. The Company has a high degree of certainty that it will suffer losses with respect to this insured obligation equal to the amount reserved, which equals the total amount of the remaining insured obligation. The case reserves also include $10.0 million attributable to 29 reinsured obligations on which the Company’s total par outstanding is $39.3 million. These reserves are established based on amounts conveyed to the Company by the ceding companies and confirmed by the Company and the Company does not have any reasonable expectation that the ultimate losses will deviate materially from the amount reserved. The remaining $8.1 million of case reserves is attributable to two insured obligations with a total par outstanding of $17.6 million, and the Company does not have any reasonable expectation that the ultimate losses will deviate materially from the amount reserved.

The Company records non-specific reserves to reflect the deterioration of insured credits that have not yet defaulted. The Company determines this deterioration in two separate ways. First, the Company records non-

specific reserves for losses when it identifies through its surveillance procedures or, in the case of reinsurance, after the Company confirms information provided by the primary insurer regarding specific significant deterioration events that have occurred with respect to specific insured credits that have not yet defaulted. The Company refers to this category of its non-specific reserves as “allocated non-specific reserves.” At December 31, 2004, one credit was included in the Company’s allocated non-specific reserves. The Company has a high degree of certainty that it will suffer losses with respect to this insured obligation equal to the amount reserved, which is the total $9.8 million par amount of the insured obligation.

Second, because the Company believes that inherent deterioration begins immediately and continues over time on its remaining portfolio, the Company also records non-specific reserves for losses, on a portfolio basis, on the credits in its portfolio for which the Company does not have a case reserve or an allocated non-specific reserve. The Company refers to this category of non-specific reserves as “unallocated non-specific reserves.”

The Company’s unallocated non-specific reserves are established over time by applying expected default factors to the premiums earned during each reporting period on each credit for which the Company has not established a case reserve or an allocated non-specific reserve. The expected default factor for each credit is derived by dividing the expected losses on that credit over its life by the premiums expected to be earned on that credit over its life. The expected life-time losses for each credit are determined by multiplying the expected frequency of losses on that credit by the expected severity of losses on that credit and multiplying this number, the loss factor, by that credit’s outstanding par amount. The expected frequency and severity of losses for each credit are generated from three sources - two that are published by major rating agencies and one that is generated by a proprietary internal model - based on the product class, published rating and term to maturity for each credit. The Company sets the expected life-time losses for each credit at the approximate mid-point of the range between the highest and lowest expected life-time loss factors generated by the rating agency and internally generated models. The default factors for the years ended December 31, 2004, 2003 and 2002 approximated 10% of earned premiums on public finance credits and 20% of earned premiums on structured finance credits.

The Company’s unallocated non-specific loss reserve at December 31, 2004 was $56.7 million. The range between the unallocated non-specific reserves that would have resulted from applying the highest and lowest default factors generated by any of the three models was approximately $30 million to $80 million, which the Company believes provides a reasonably likely range of expected losses. None of the product types insured by the Company accounted for a materially disproportionate share of the variability within that range.

At each balance sheet date, the Company also evaluates both the model-generated default factors and its unallocated non-specific reserves against management’s subjective view of qualitative factors to ensure that the default factors and the unallocated non-specific reserves represent management’s best estimate of the expected losses on the Company’s portfolio of credits for which it has not established a case reserve or an allocated non-specific reserve. These qualitative factors include existing economic and business conditions, overall credit quality trends resulting from industry, geographic, economic and political conditions, recent loss experience in particular segments of the portfolio, changes in underwriting policies and procedures and seasoning of the book of business. In addition, a significant change in the size of the Company’s portfolio underlying the unallocated non-specific reserves, such as through the expiration of policies or the refunding or recapture of insured exposures, could require an adjustment to the default factors or the Company’s level of unallocated non-specific reserves. To date, the Company’s evaluation of these qualitative factors has not led the Company to adjust the default factors or its level of unallocated non-specific reserves.

Once a case reserve is established with respect to an insured credit, an offsetting adjustment typically is made to the non-specific reserve. This offsetting adjustment may or may not be on a dollar-for-dollar basis, depending on the size of the necessary case reserve and the sufficiency of the non-specific reserve with respect to the other credits in the Company’s portfolio. In addition, the establishment of case reserves may require a provision beyond what is included in non-specific reserves. The establishment of reserves can reduce the Company’s net income when unallocated non-specific reserves are increased, when allocated non-specific reserves are established in an amount that exceeds unallocated non-specific reserves, or when case reserves are established in an amount that exceeds non-specific reserves. Conversely, a reduction of reserves, due to improved economic conditions or a cure of a default with respect to a specific credit for which a case reserve has been established, or otherwise, can lead to an increase in the Company’s net income.

The Company discounts financial guaranty case reserves arising from defaults that involve claim payments over an extended period of time. The discount rate corresponds to the Company’s individual statutory company investment yield of 4.14% in 2004, compared to a 4.05% and 4.75% in 2003 and 4.10% and 5.25% in 2002 (different rates were used for Radian Reinsurance and Radian Asset Assurance prior to their merger in 2004). Discounted liabilities at December 31, 2004 were $5.8 million, net of discounts of $0.2 million, compared to discounted liabilities of $17.5 million, net of discounts of $3.2 million at December 31, 2003 and discounted liabilities of $18.5 million, net of discounts of $7.3 million at December 31, 2002. The Company does not discount its non-specific reserves. The Company does not discount or include installment payments in its estimate of salvage or subrogation rights because their effects are not material.

As an insurance enterprise, the Company relies principally on SFAS No. 60, “Accounting and Reporting by Insurance Enterprises,” in establishing loss reserves with respect to its financial guaranty business. With respect to its case reserves, the Company follows the guidance of SFAS No. 60 regarding the establishment of reserves upon the occurrence of an insured event. Although SFAS No. 60 provides guidance to insurance enterprises, it was adopted before the financial guaranty industry came into prominent existence and it does not comprehensively address the unique attributes of financial guaranty insurance. For example, SFAS No. 60 prescribes differing reserving treatment depending on whether a contract fits within SFAS No. 60’s definition of a short-duration contract or a long-duration contract. Financial guaranty contracts have elements of long-duration insurance contracts in that they are irrevocable and extend over a period that may extend 30 years or more but are reported for regulatory purposes as property and liability insurance, normally considered short-duration contracts. Because of these ambiguities in the application of SFAS No. 60 to the Company’s loss reserving policy, the Company does not believe that SFAS No. 60 alone provides sufficient guidance for the Company’s reserving policy, particularly with respect to the establishment of non-specific reserves before an insured event occurs. As a result, the Company and, to the Company’s knowledge, other members of the financial guaranty industry, supplement the principles of SFAS No. 60 with those of SFAS No. 5, “Accounting for Contingencies,” which calls for the establishment of reserves when it is probable that a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated. The Company also relies by analogy on SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” and EITF Issue No. 85-20, “Recognition of Fees for Guaranteeing a Loan,” which state that a guarantor should perform an ongoing assessment of the probability of loss to determine if a liability (and a loss) should be recognized under SFAS No. 5. The establishment of non-specific reserves for credits that have not yet defaulted is a practice followed by the entire financial guaranty industry, although the Company acknowledges that there may be differences in the specific methodologies used by other financial guarantors in establishing these reserves. The Company believes that its financial guaranty loss reserve policy is appropriate under the applicable accounting literature, and that it best reflects the fact that credit-based insurance involves a gradual deterioration of credit over time. However, because of the lack of specific accounting literature comprehensively addressing the unique attributes of financial guaranty contracts, the accounting principles applicable to the Company’s loss reserving policy are subject to change.

In January and February of 2005, the Company discussed with the SEC staff, both separately and together with other members of the financial guaranty industry, the differences in loss reserve practices followed by different financial guaranty industry participants. The Company understands from those discussions that the Financial Accounting Standards Board (the “FASB”) staff is considering whether additional accounting guidance is necessary to address the financial guaranty industry. When and if the FASB or the SEC reaches a conclusion on this issue, the Company and the rest of the financial guaranty industry may be required to change some aspects of their accounting policies. If the FASB or the SEC were to determine that the Company should account for its financial guaranty contracts differently, for example by requiring them to be treated solely as one or the other of short-duration or long-duration contracts under SFAS No. 60, this determination could impact the Company’s accounting for loss reserves, premium revenue and deferred acquisition costs, all of which are covered by SFAS No. 60. Management is unable to estimate what impact, if any, the ultimate resolution of this issue will have on the Company’s financial condition or operating results.

Reserves for losses and LAE for Financial Guaranty’s other lines of business, primarily trade credit reinsurance, are established solely under SFAS No. 60 because the Company believes that the nature of the trade credit business fits within the short-duration contract framework of SFAS No. 60. These reserves are based on reports and individual loss estimates received from ceding companies, net of anticipated estimated recoveries under salvage and subrogation rights. The time lag in receiving reports on individual loss estimates in trade credit reinsurance is generally three to six months. The Company uses historical loss information and makes inquiries to the cedants of known events as a means of validating its loss assumptions while awaiting more formal updated reports. Any differences in viewpoints are resolved expeditiously and have historically not resulted in material adjustments. In addition, a reserve is included for losses and LAE incurred but not reported (“IBNR”), on trade credit insurance. With respect to receiving reports on individual loss estimates in the other lines of reinsurance business, the Company has historically experienced prompt reporting and consistent results in determining reserves. In addition, the frequency of loss in the other lines of reinsurance business is low.

The following table shows the Company’s case and non-specific reserves for losses and loss adjustment expenses for its financial guaranty business, and case reserves and IBNR related to the non-financial guaranty businesses included in the Company’s financial guaranty segment as of the indicated dates (in thousands):

	Financial Guaranty			Trade Credit and Other
	Case Reserves	Non-Specific Allocated Reserves	Non-Specific Unallocated Reserves	Case Reserves	IBNR	Total
Balance at December 31, 2001	$34,518	$—	$47,228	$30,171	$11,282	$123,199
Less Reinsurance Recoverable	—	—	—	190	23	213

Net Loss Reserves at December 31, 2001	34,518		47,228	29,981	11,259	122,986
Total Incurred	—	—	12,588	32,608	3,650	48,846
Transfers	11,809	—	(11,809)	—	—	—
Total Paid	12,160	—	—	21,973	—	34,133

Net Loss Reserves at December 31, 2002	34,167	—	48,007	40,616	14,909	137,699
Plus Reinsurance Recoverable	—	—	—	2,086	87	2,173

Loss Reserves at December 31, 2002	34,167	—	48,007	42,702	14,996	139,872
Less Reinsurance Recoverable	—	—	—	2,086	87	2,173

Net Loss Reserves at December 31, 2002	34,167	—	48,007	40,616	14,909	137,699
Total Incurred	—	—	128,053	29,005	9,724	166,782
Transfers	12,363	117,000	(129,363)	—	—	—
Total Paid	1,801	—	—	28,090	—	29,891

Net Loss Reserves at December 31, 2003	44,729	117,000	46,697	41,531	24,633	274,590
Plus Reinsurance Recoverable	—	—	—	1,868	449	2,317

Loss Reserves at December 31, 2003	44,729	117,000	46,697	43,399	25,082	276,907
Less Reinsurance Recoverable	—	—	—	1,868	449	2,317

Net Loss Reserves at December 31, 2003	44,729	117,000	46,697	41,531	24,633	274,590
Total Incurred	—	—	21,634	18,119	16,145	55,898
Transfers	118,833	(107,250)	(11,583)	—	—	—
Total Paid	65,203	—	—	28,264	—	93,467
Foreign Exchange Adjustment	—	—	—	1,086	1,038	2,124

Net Loss Reserves at December 31, 2004	98,359	9,750	56,748	32,472	41,816	239,145
Plus Reinsurance Recoverable	—	—	—	1,654	581	2,235

Loss Reserves at December 31, 2004	$98,359	$9,750	$56,748	$34,126	$42,397	$241,380

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

Fair Value of Derivative Financial Guaranty Contracts

The gains and losses on direct derivative financial guaranty contracts are derived from internally generated models. The gains and losses on assumed derivative financial guaranty contracts are provided by the primary insurance companies. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. The fair value of derivative financial guaranty contracts is included in accounts payable and accrued expenses on the Consolidated Balance Sheets. Settlements under derivative financial guaranty contracts are charged to the fair value of derivative financial guaranty instruments on the Consolidated Statements of Income.

Real Estate Acquired and Other Restructurings

Real estate is acquired in the mortgage insurance business segment to mitigate losses. The real estate acquired is included in other assets on the Consolidated Balance Sheets at the lower of cost or net realizable value. Gains or losses from the holding or disposition of real estate acquired are recorded as a decrease or increase to the provision for losses. At December 31, 2004 and 2003, the Company held $9.9 million and $8.0 million, respectively, of real estate acquired to mitigate losses.

Other restructurings in the financial guaranty business segment may consist of purchasing the insured debt security to mitigate losses. Insured debt securities purchased to mitigate losses are included in other assets on the Consolidated Balance Sheets at the lower of cost or net realizable value. Gains or losses from the holding or disposition of the securities acquired are recorded as net gains and losses on the sale of investments. At December 31, 2004 and 2003, the Company held $6.5 million and $11.2 million, respectively, of insured debt securities purchased to mitigate losses.

Deferred Policy Acquisition Costs

Costs associated with the acquisition of mortgage insurance business, consisting of compensation and other policy issuance and underwriting expenses, are initially deferred and reported as deferred policy acquisition costs. Because SFAS No. 60 specifically excludes mortgage guaranty insurance from its guidance relating to the amortization of deferred policy acquisition costs, amortization of these costs for each underwriting year book of business is charged against revenue in proportion to estimated gross profits over the estimated life of the policies using the guidance provided by SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments.” This includes accruing interest on the unamortized balance of deferred policy acquisition costs. Estimates of expected gross profit including persistency and loss development assumptions for each underwriting year used as a basis for amortization are evaluated regularly, and the total amortization recorded to date is adjusted by a charge or credit to the statement of earnings if actual experience or other evidence suggests that earlier estimates should be revised. Considerable judgment is used in evaluating these factors when updating the assumptions. The use of different assumptions would have a significant effect on the amortization of deferred policy acquisition costs. In 2004, as a result of these evaluations, the Company accelerated the amortization of $11.6 million of policy acquisition costs.

Deferred policy acquisition costs in the financial guaranty business are comprised of those expenses that vary with, and are primarily related to, the production of insurance premiums, including: commissions paid on reinsurance assumed, salaries and related costs of underwriting and marketing personnel, rating agency fees, premium taxes and certain other underwriting expenses, offset by commission income on premiums ceded to reinsurers. Acquisition costs are deferred and amortized over the period in which the related premiums are earned. Deferred policy acquisition costs are reviewed periodically to determine that they do not exceed or are less than recoverable amounts, after considering investment income.

Origination Costs of Derivative Financial Guaranty Contracts

Origination costs of derivative financial guaranty contracts are expensed as incurred.

Income Taxes

The Company provides for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). As required under SFAS No. 109, the Company’s deferred tax assets and liabilities are recognized under the liability method which recognizes the future tax effect of temporary differences between the amounts recorded in the Consolidated Financial Statements and the tax bases of these amounts. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled.

The Company, as a mortgage guaranty and financial guaranty insurance writer, is eligible for a tax deduction, subject to certain limitations, under Section 832(e) of the Internal Revenue Code for amounts required by State law or regulation to be set aside in statutory contingency reserves. The deduction is allowed only to the extent that the Company purchases non-interest-bearing U.S. Mortgage Guaranty Tax and Loss Bonds (“T&L bonds”) issued by the Treasury Department in an amount equal to “the tax benefit derived” from deducting any portion of the Company’s statutory contingency reserves.

Investments

The Company is required to group assets in its investment portfolio into one of three categories: held to maturity, available for sale or trading securities. Fixed-maturity securities for which the Company has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. Investments classified as available for sale are reported at fair value, with unrealized gains and losses (net of tax) reported as a separate component of stockholders’ equity as accumulated other comprehensive income. Investments classified as trading securities are reported at fair value, with unrealized gains and losses (net of tax) reported as a separate component of income. For securities classified as either available for sale or held to maturity, the Company conducts a quarterly evaluation of declines in market value of the investment portfolio asset basis to determine whether the decline is other-than-temporary. This evaluation includes a review of (1) the length of time and extent to which fair value is below amortized cost; (2) issuer financial condition; and (3) intent and ability of the Company to retain its investment over a period of time to allow recovery in fair value. The Company uses a 20% decline in price over four continuous quarters as a guide in identifying those securities that should be evaluated for impairment. For securities that have experienced rapid price declines or unrealized losses of less than 20% over periods in excess of four consecutive quarters, classification as other-than-temporary is considered. Factors influencing this consideration include an analysis of the security issuer’s financial performance, financial condition and general economic conditions. If the decline in fair value is judged to be other-than-temporary, the cost basis of the individual security is written down to fair value through earnings as a realized loss and the fair value becomes the new basis. At December 31, 2004 and 2003, there were no investments held in the portfolio that met these criteria. Realized gains and losses are determined on a specific identification method and are included in income. Other invested assets consist of residential mortgage-backed securities and are carried at fair value.

In March 2004, the FASB Emerging Issues Task Force (“EITF”) reached a consensus regarding EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. The consensus provides guidance for evaluating whether an investment is other-than-temporarily impaired and was effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004.

However, the guidance contained in paragraphs 10-20 of this Issue has been delayed by FASB Staff Position (“FSP”) EITF Issue 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” posted September 30, 2004. The delay of the effective date for paragraphs 10-20 will be superseded concurrent with the final issuance of proposed FSP EITF Issue 03-1-a, “Implication Guidance For the Application of Paragraph 16 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The proposed FSP would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment. The disclosures continue to be effective for the Company’s consolidated financial statements for fiscal years ending after December 15, 2003, for investments accounted for under SFAS No. 115 and No. 124. For all other investments within the scope of this Issue, the disclosures continue to be effective for fiscal years ending after June 15, 2004. The additional disclosures for cost method investments continue to be effective for fiscal years ending after June 15, 2004.

Fair Values of Financial Instruments

Fair values for fixed-maturity securities (including redeemable preferred stock) and equity securities are based on quoted market prices, dealer quotes and prices obtained from independent pricing services. Short-term investments are carried at amortized cost, which approximates fair value.

Derivative Instruments and Hedging Activities

The Company accounts for derivatives under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted (“SFAS No. 133”). In general, SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their respective fair values. All derivative instruments are recognized in the Consolidated Balance Sheets as either assets or liabilities, depending on the rights or obligations under the contracts. Transactions that the Company has entered into that are accounted for under SFAS No. 133 include investments in convertible debt securities, interest rate swaps, selling credit protection in the form of credit default swaps and certain financial guaranty contracts that are considered credit default swaps. Credit default swaps and certain financial guaranty contracts that are accounted for under SFAS No. 133 are part of the Company’s overall business strategy of offering financial guaranty protection to its customers. The interest rate swaps qualify as hedges and are accounted for as fair value hedges. The embedded equity derivatives contained within the investment in convertible debt securities and the sale of credit protection in the form of credit default swaps do not qualify as hedges under SFAS No. 133, so changes in their fair value are included in the periods presented in current earnings in the Consolidated Statements of Income. Net unrealized gains and losses on credit default swaps and certain other financial guaranty contracts are included in accounts payable and accrued expenses on the Consolidated Balance Sheets. There is no reserve for losses recognized on derivative contracts. Any equivalent reserve would be embedded in the unrealized gains and losses. Settlements under derivative financial guaranty contracts are charged to accounts payable and accrued expenses. On a limited basis, the Company engages in derivative settlements to mitigate counterparty exposure and to provide additional capacity to its customers. During 2004, the Company received $2.9 million as settlement proceeds on derivative financial guaranty contracts and paid $14.6 million as settlement on derivative financial guaranty contracts. The Company received $11.5 million as settlement proceeds on derivative financial guaranty contracts in 2003 and paid $14.0 million as settlements on derivative financial guaranty contracts during 2003.

SFAS No. 133 requires that the Company split the convertible fixed-maturity securities in its investment portfolio into the derivative and fixed-maturity security components. Over the term of the securities, changes in the fair value of fixed-maturity securities available for sale are recorded in the Company’s Consolidated Statement of Changes in Common Stockholders’ Equity through accumulated other comprehensive income or loss. Concurrently, a deferred tax liability or benefit is recognized as the recorded value of the fixed-maturity security increases or decreases. A change in the fair value of the derivative is recorded as a gain or loss in the Company’s Consolidated Statements of Income.

A summary of the Company’s derivative information as of and for the periods indicated is as follows:

	Year Ended December 31
	2004	2003
	(in millions)
Balance Sheet
Trading Securities
Amortized cost	$65.4	$50.4
Fair value	86.3	53.8
Derivative Financial Guaranty Contracts

Notional value	$12,500.0	$10,500.0

Gross unrealized gains	$74.9	$57.5
Gross unrealized losses	49.6	73.6

Net unrealized gains (losses)	$25.3	$(16.1)

The components of the change in fair value of derivative instruments are as follows:

	Year Ended December 31
	2004	2003	2002
	(in millions)
Income Statement
Trading Securities	$17.4	$5.2	$(0.3)
Derivative Financial Guaranty Contracts	29.7	(1.1)	(12.7)

Net gains (losses)	$47.1	$4.1	$(13.0)

The following table presents information related to net unrealized gains or losses on derivative financial guaranty contracts (included in accounts payable and accrued expenses on the Consolidated Balance Sheets).

	December 31
	2004	2003
	(in millions)
Balance at January 1	$(16.1)	$(17.5)
Net unrealized losses recorded	29.7	(1.1)
Settlements of derivatives contracts:
Receipts	(2.9)	(11.5)
Payments	14.6	14.0

Balance at December 31	$25.3	$(16.1)

The application of SFAS No. 133 could result in volatility from period to period in gains and losses as reported on the Company’s Consolidated Statements of Income. These gains and losses result primarily from changes in corporate credit spreads, changes in the creditworthiness of underlying corporate entities, and the equity performance of the entities underlying the convertible investments. Any loss payments on such contracts would run through the change in fair value of derivatives. The Company is unable to predict the effect this volatility may have on its financial position or results of operations.

The Company has entered into derivatives to hedge the interest rate risk related to the issuance of certain long-term debt in accordance with the Company’s risk management policies. At December 31, 2004, there were two interest rate swaps. Interest rate swaps have been designed as fair value hedges and hedge the change in fair value of the debt arising from interest rate movements. During 2004, the fair value hedges were 100% effective. Therefore, the changes in the derivative instruments in the Consolidated Statements of Income were offset by the change in the fair value of the hedged debt.

This interest rate swap contracts mature in February 2013. Terms of the interest rate swap contracts at December 31, 2004 were as follows (dollars in thousands):

Notional amount	$250,000
Rate received - Fixed	5.625%
Rate paid - Floating (a)	3.823%
Maturity date	February 15, 2013
Unrealized gain	$1,841

(a)	The December 31, 2004 six-month LIBOR forward rate at the next swap payment date plus 87.4 basis points.

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

In October 2004, the Company entered into transactions to lock in treasury rates that would have served as a hedge in the event the Company issued long-term debt. The notional value of the hedges is $120 million at a blended rate of 4.075%. At December 31, 2004, the Company had a $1.5 million unrealized gain recorded on the hedges.

In January 2005, the Company discontinued the hedge arrangements and received payments from its counterparties. The Company realized a gain of $1.0 million at termination in 2005.

Company-Owned Life Insurance

The Company is the beneficiary of insurance policies on the lives of certain officers and employees of the Company. The Company has recognized the amount that could be realized under the insurance policies as an asset in its Consolidated Balance Sheets. At December 31, 2004 and 2003, the amount of Company-owned life insurance totaled $57.4 million and $55.5 million, respectively, and is included as a component of other assets.

Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages, but does not require, the recognition of compensation expense for the fair value of stock options and other equity instruments granted as compensation to employees and directors. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”

(“APB 25”) and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. To date, there have been no options issued at a price that was less than the market price at the date of issuance.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123.” SFAS No. 148 amended SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, this Statement amended the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement was effective for financial statements for fiscal years ending after December 15, 2002.

In December 2004, the FASB issued Statement 123 (revised 2004) (“SFAS No. 123R”) that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. The compensation costs, with limited exceptions, will be measured based on the grant-date fair value of the equity or liability instrument issued. Liability awards will be required to be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123R replaces SFAS No. 123 and supersedes APB 25. This statement is effective for interim periods beginning after June 15, 2005 and applies to all awards granted after the effective date and requires the reporting of the cumulative effect of applying this statement as of this date. Management is in the process of reviewing this Statement and assessing the impact it will have on the Company’s financial statements.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per-share amounts).

	Year Ended December 31
	2004	2003	2002
Net income, as reported	$518,653	$385,901	$427,169
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax	8,455	7,532	6,204

Pro forma net income	$510,198	$378,369	$420,965

Pro forma net income available to common stockholders	$513,416	$381,587	$418,607

Earnings per share
Basic—as reported	$5.57	$4.13	$4.47

Basic—pro forma	$5.48	$4.05	$4.41

Diluted—as reported	$5.33	$3.95	$4.27

Diluted—pro forma	$5.24	$3.88	$4.21

In accordance with the adoption of SFAS No. 123, the pro forma effect on net income for 2004, 2003 and 2002 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

The weighted average fair values of the stock options granted during 2004, 2003 and 2002 were $18.19, $14.26 and $21.50, respectively. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants:

	2004	2003	2002
Expected life (years)	5.50	5.50	6.71
Risk-free interest rate	3.04%	2.88%	4.06%
Volatility	38.48%	39.39%	39.76%
Dividend yield	0.17%	0.22%	0.18%

Net Income Per Share

The Company is required to disclose both “basic” net income per share and “diluted” net income per share. Basic net income per share is based on the weighted average number of common shares outstanding, while diluted net income per share is based on the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of stock options. Preferred stock dividends are deducted from net income in the net income per share computation. Diluted shares assume the conversion of the Company’s senior convertible debentures.

The calculation of the basic and diluted net income per share was as follows (in thousands, except per-share amounts):

	Year Ended December 31
	2004	2003	2002
Net income	$518,653	$385,901	$427,169
Preferred stock dividend adjustment	—	—	(2,475)
Premium paid to redeem preferred stock	—	—	(3,003)
Interest expense on convertible senior debentures (net of tax)	3,218	3,218	3,120

Net income available to common stockholders	$521,871	$389,119	$424,811

Average diluted stock options outstanding	4,961.5	5,385.5	5,139.0
Average exercise price per share	$33.43	$29.59	$27.42
Average market price per share—diluted basis	$46.65	$41.92	$43.77
Weighted average common shares outstanding	93,062	93,531	94,306
Increase in shares due to exercise of options—diluted basis	1,036	1,112	1,400
Increase in shares-contingently convertible debt	3,810	3,810	3,810

Average shares outstanding—diluted	97,908	98,453	99,516

Net income per share—basic	$5.57	$4.13	$4.47

Net income per share—diluted	$5.33	$3.95	$4.27

At December 31, 2004, 2003 and 2002, there were 274,810 options, 297,600 options and 770,000 options, respectively, excluded from the net income per share calculation because the options were anti-dilutive.

Comprehensive Income

The Company is required to present, as a component of comprehensive income, the amounts from transactions and other events that are currently excluded from the Consolidated Statements of Income and are recorded directly to stockholders’ equity.

Segment Reporting

The Company has three reportable segments: mortgage insurance, financial guaranty insurance and financial services. The mortgage insurance segment provides mortgage credit protection primarily via private mortgage insurance and risk management services to mortgage lending institutions located throughout the United States and globally. Private mortgage insurance primarily protects lenders from all or part of default-related losses on residential first-mortgage loans made primarily to homebuyers who make down payments of less than 20% of the home’s purchase price. Private mortgage insurance also facilitates the sale of these mortgages in the secondary market. The financial guaranty segment provides credit-related insurance coverage, credit default swaps and certain other financial guaranty contracts to meet the needs of customers in a wide variety of domestic and international markets. The Company’s insurance businesses within the financial guaranty insurance segment includes the assumption of reinsurance from monoline financial guaranty insurers for both public finance bonds and structured finance obligations, the provision of direct financial guaranty insurance for public finance bonds and structured transactions, and trade credit reinsurance. The financial services segment consists of the Company’s equity interest in two companies that deal primarily with credit-based servicing and securitization of assets in underserved markets, in particular, the purchase, servicing and securitization of special assets, including sub-performing/non-performing mortgages and delinquent consumer assets. In addition, the financial services segment includes the results of RadianExpress, an Internet-based settlement company that provided real estate information products and services to the first- and second-lien mortgage industry. During the first quarter of 2004, RadianExpress ceased processing new orders and is completing the final processing of the remaining transactions. The Company’s reportable segments are strategic business units that are managed separately because each business requires different marketing and sales expertise. Certain corporate income and expenses have been allocated to the segments. For each of the years ended December 31, 2004, 2003 and 2002, the Company’s revenue attributable to foreign countries was approximately 6%. In addition, long-lived assets located in foreign countries were immaterial for the periods presented.

In the mortgage insurance segment, the highest state concentration of risk in force at December 31, 2004 was California at 13.0%. At December 31, 2004, California also accounted for 12.4% of Mortgage Insurance’s total direct primary insurance in force and 14.7% of Mortgage Insurance’s total direct pool risk in force. California accounted for 13.8% of Mortgage Insurance’s direct primary new insurance written in 2004. The largest single customer of Mortgage Insurance (including branches and affiliates of such customer), measured by new insurance written, accounted for 9.6% of new insurance written in 2004 compared to 10.4% in 2003 and 8.1% in 2002. The amount originated in 2003 for the largest single customer included a large structured transaction composed of prime mortgage loans originated throughout the United States.

The financial guaranty segment derives a substantial portion of its premiums written from a small number of direct primary insurers. Two primary insurers were responsible for 37.2% of the financial guaranty segment’s gross written premiums (including the impact of the recapture of business previously ceded to the Company by one of the primary insurer customers in the first quarter of 2004) and 25.9% of the financial guaranty segment’s gross written premiums (excluding this impact) for 2004, compared to 30.9% for 2003. Five trade credit insurers were responsible for 25.1% of the financial guaranty segment’s gross premiums written (including the impact of the recapture of business previously ceded to the Company by one of the primary insurer customers) and 17.5% (excluding this impact) for 2004 compared to 13.7% for 2003.

The Company evaluates operating segment performance based primarily on net income. Summarized financial information concerning the Company’s operating segments, as of and for the year-to-date periods indicated is as follows:

	December 31, 2004
	Mortgage Insurance	Financial Services	Financial Guaranty	Total
	(in thousands)
Net premiums written	$866,051	$—	$216,436	$1,082,487

Net premiums earned	$814,553	$—	$214,931	$1,029,484
Net investment income	118,694	98	85,557	204,349
Gain on sales of investments	44,380	2,424	3,995	50,799
Change in fair value of derivative instruments	11,940	206	34,989	47,135
Other income	24,247	5,989	2,050	32,286

Total revenues	1,013,814	8,717	341,522	1,364,053

Provision for losses	400,936	—	55,898	456,834
Policy acquisition costs	75,487	—	46,343	121,830
Other operating expenses	141,131	12,229	52,327	205,687
Interest expense	20,138	2,500	12,022	34,660

Total expenses	637,692	14,729	166,590	819,011

Equity in net income of affiliates	—	179,128	1,422	180,550

Pretax income	376,122	173,116	176,354	725,592
Provision for income taxes	104,240	60,577	42,122	206,939

Net income	$271,882	$112,539	$134,232	$518,653

Total assets	$4,198,325	$388,975	$2,420,187	$7,007,487
Deferred policy acquisition costs	69,175	—	142,753	211,928
Reserve for losses and loss adjustment expenses	559,632	—	241,380	801,012
Unearned premiums	142,853	—	627,355	770,208
Stockholders’ equity	2,065,290	316,378	1,307,387	3,689,055

	December 31, 2003
	Mortgage Insurance	Financial Services	Financial Guaranty	Total
	(in thousands)
Net premiums written	$741,840	$—	$368,637	$1,110,477

Net premiums earned	$759,620	$—	$248,563	$1,008,183
Net investment income	107,690	36	78,437	186,163
Gain (loss) on sales of investments	8,123	(2,284)	11,548	17,387
Change in fair value of derivative instruments	3,275	90	774	4,139
Other income	32,003	27,680	3,639	63,322

Total revenues	910,711	25,522	342,961	1,279,194

Provision for losses	309,272	—	166,782	476,054
Policy acquisition costs	70,195	—	58,323	128,518
Other operating expenses	125,951	47,058	38,068	211,077
Interest expense	21,467	3,162	12,913	37,542

Total expenses	526,885	50,220	276,086	853,191

Equity in net income of affiliates	—	95,507	9,969	105,476

Pretax income	383,826	70,809	76,844	531,479
Provision for income taxes	104,013	28,313	13,252	145,578

Net income	$279,813	$42,496	$63,592	$385,901

Total assets	$3,849,210	$314,628	$2,281,929	$6,445,767
Deferred policy acquisition costs	79,542	—	139,237	218,779
Reserve for losses and loss adjustment expenses	513,473	—	276,907	790,380
Unearned premiums	93,415	—	625,234	718,649
Stockholders’ equity	1,850,796	260,918	1,114,130	3,225,844

	December 31, 2002
	Mortgage Insurance	Financial Services	Financial Guaranty	Total
	(in thousands)
Net premiums written	$668,583	$—	$286,336	$954,919

Net premiums earned	$660,492	$—	$186,633	$847,125
Net investment income	107,138	162	71,541	178,841
Gain on sales of investments	4,643	3,450	2,369	10,462
Change in fair value of derivative instruments	462	—	(13,451)	(12,989)
Other income	20,390	22,471	1,514	44,375

Total revenues	793,125	26,083	248,606	1,067,814

Provision for losses	194,486	—	48,846	243,332
Policy acquisition costs	66,814	—	34,004	100,818
Other operating expenses	109,043	38,716	27,554	175,313
Interest expense	17,155	2,110	9,559	28,824

Total expenses	387,498	40,826	119,963	548,287

Equity in net income of affiliates	—	81,872	(123)	81,749

Pretax income	405,627	67,129	128,520	601,276
Provision for income taxes	111,823	26,854	35,430	174,107

Net income	$293,804	$40,275	$93,090	$427,169

Total assets	$3,262,741	$246,156	$1,884,508	$5,393,405
Deferred policy acquisition costs	75,673	—	107,914	183,587
Reserve for losses and loss adjustment expenses	484,705	—	139,872	624,577
Unearned premiums	112,575	—	505,475	618,050
Stockholders’ equity	1,639,205	201,427	912,803	2,753,435

The reconciliation of segment net income to consolidated net income is as follows:

	Year Ended December 31
	2004	2003	2002
	(in thousands)
Net Income
Mortgage Insurance	$271,882	$279,813	$293,804
Financial Guaranty	134,232	63,592	93,090
Financial Services	112,539	42,496	40,275

Total	$518,653	$385,901	$427,169

The results for Financial Guaranty for the year ended December 31, 2004 include the impact of the recapture of business previously ceded to the Company by one of the primary insurer customers that occurred in the first quarter of 2004. In October 2002, S&P downgraded the Insurer Financial Strength rating of Radian Reinsurance, before its merger with and into Radian Asset Assurance, from “AAA” to “AA.” As a result of this downgrade, effective January 31, 2004, one of Financial Guaranty’s primary insurer customers exercised its right to recapture approximately $16.4 billion of par in force reinsurance ceded to Financial Guaranty, including $96.4 million of written premiums with a GAAP carrying value of approximately $71.5 million. The entire impact of this recapture of written premiums was reflected as a reduction of written premiums in the first quarter of 2004. Because the Company, in accordance with GAAP, already had reflected $24.9 million of these recaptured written premiums as having been earned, the Company was required to record the entire $24.9 million reduction in earned premiums in the first quarter of 2004. The Company estimates that the recapture of reinsurance business reduced 2004 pre-tax income by approximately $37.8 million or approximately $0.26 per share after tax, $0.11 per share of which was the immediate impact and the balance was a result of recaptured written premiums that would have been earned over time, and losses that were expected on the recaptured business.

Also in connection with the recapture, Financial Guaranty was reimbursed for policy acquisition costs of approximately $31.0 million for which the carrying value under GAAP was $21.3 million. In addition, the recapture included approximately $11.5 million that had been recorded as case reserves under GAAP. Finally, Financial Guaranty took a charge of $0.8 million for mark-to-market adjustments related to certain insurance policies associated with the recapture.

Other Operations

The Company is seeking to sell or otherwise dispose of the remaining assets and operations of Singer Asset Finance Company, L.L.C. (“Singer”), an entity acquired in connection with the purchase of Financial Guaranty. The Company has sold portions of the business to the extent possible. The remainder is in run-off. During this process, any net servicing expenses will be charged against an existing servicing liability and any gains or losses on assets will be charged against an existing asset reserve. If and when these reserves become depleted, future results will be recorded in current operations.

Singer had been engaged in the purchase, servicing and securitization of assets including state lottery awards and structured settlement payments. Its operations consist of servicing and/or disposing of Singer’s previously originated assets and servicing of Singer’s non-consolidated special-purpose vehicles. The results of this subsidiary are not material to the financial results of the Company. At December 31, 2004, the Company had approximately $413 million and $392 million of non-consolidated assets and liabilities, respectively, associated with Singer special-purpose vehicles. The Company’s investment in these special-purpose vehicles was $20.8 million at December 31, 2004. At December 31, 2003, the Company had approximately $465 million and $447 million of non-consolidated assets and liabilities, respectively, associated with Singer special-purpose vehicles. The Company’s investment in these special-purpose vehicles was $18.0 million at December 31, 2003. In May 2003, the Company restructured and combined approximately $80 million of assets of one of the special-purpose vehicles into another special-purpose vehicle. This transaction did not have a significant effect on the

Company’s operations. In August 2002, the Company sold substantially all of the assets of a related subsidiary, Enhance Consumer Services LLC (“ECS”), which had been engaged in the purchase, servicing and securitization of viatical settlements, to an independent third-party for an aggregate purchase price of $8.4 million, which approximated the carrying value.

Guarantees

The Company accounts for guarantees under FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.” This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, “Disclosure of Indirect Guaranties of Indebtedness of Others,” which was superseded. The initial recognition and initial measurement of provisions of this Interpretation are applicable on a prospective basis to guaranties issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements in this Interpretation were effective for financial statements of interim or annual periods ending after December 15, 2002. The Interpretation does not apply to the financial guaranty insurance policies issued by the Company. However, the Company had guaranteed the performance of an affiliate under a $25 million revolving credit facility that expired in December 2004 and was renewed until December 31, 2005. There have been no drawdowns on this facility.

Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, “Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 amends certain paragraphs of FASB Statements No. 128 and No. 133 and is effective for financial instruments entered into or modified after May 31, 2003. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires an issuer to classify a financial instrument that is within its scope as a liability (or an asset, in some circumstances). SFAS No. 150 has not had a material impact on the Company’s financial statements. The FASB is addressing certain implementation issues associated with the application of SFAS No. 150. In October 2003, the FASB decided to defer certain provisions of SFAS No. 150 related to mandatory redeemable financial instruments representing non-controlling interests in subsidiaries included in consolidated financial statements. The Company will monitor the actions of the FASB and assess the impact, if any, that these actions may have on the Company’s financial statements.

The FASB ratified EITF Issue 04-08, “The Effects of Contingently Convertible Instruments on Diluted Earnings per Share,” which requires that contingently convertible debt be included in calculating diluted earnings per share regardless of whether the contingent feature has been met. The effective date is for reporting periods after December 15, 2004 and prior period earnings per share amounts presented for comparative purposes must be restated. The Company’s convertible debt outstanding of $220 million is contingently convertible. The Company’s diluted earnings per share has been reduced by the application of this EITF by $0.18, $0.13 and $0.14 for the years ended December 31, 2004, 2003 and 2002, respectively.

Reclassifications

The current period presentation includes changes from prior period presentations that are consistent with the Securities and Exchange Commission’s interpretation of its rules regarding presentation. In particular, gains and losses on sales of investments and change in fair value of derivative instruments have been reclassified to revenues, and equity in net income of affiliates has been reclassified from revenues to a separate item following total expenses. These changes affect the presentation of the Consolidated Statements of Income, but do not alter total net income. Certain prior period balances have been reclassified to conform to the current period presentation.

3.	Investments

Fixed-maturity and equity investments at December 31, 2004 and 2003 consisted of (in thousands):

	December 31, 2004
	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Fixed maturities held to maturity:
Bonds and notes:
State and municipal obligations	$178,894	$188,063	$9,177	$8

	$178,894	$188,063	$9,177	$8

Fixed maturities available for sale:
Bonds and notes:
U.S. government securities	$62,273	$63,875	$1,854	$252
U.S. government sponsored enterprises	52,533	52,378	161	316
State and municipal obligations	3,181,834	3,329,041	150,155	2,948
Corporate	109,664	115,553	6,077	188
Convertible securities	308,349	318,334	12,430	2,445
Asset-backed securities	216,844	217,060	1,500	1,284
Private placements	63,985	64,580	2,582	1,987
Redeemable preferred stock	106,149	115,521	9,691	319
Foreign governments	127,265	130,024	2,839	80

	$4,228,896	$4,406,366	$187,289	$9,819

Equity securities available for sale	$250,558	$335,495	$84,937	$—

	December 31, 2003
	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Fixed maturities held to maturity:
Bonds and notes:
State and municipal obligations	$273,995	$291,060	$17,079	$14

	$273,995	$291,060	$17,079	$14

Fixed maturities available for sale:
Bonds and notes:
U.S. government securities	$96,243	$97,955	$2,010	$298
U.S. government sponsored enterprises	30,949	30,877	86	158
State and municipal obligations	2,806,371	2,947,248	143,963	3,086
Corporate	181,857	187,838	6,519	538
Convertible securities	257,211	268,256	11,045	—
Asset-backed securities	331,914	333,692	2,874	1,096
Private placements	92,843	92,380	3,490	3,953
Redeemable preferred stock	118,673	131,888	14,597	1,382
Foreign governments	80,214	80,127	219	306

	$3,996,275	$4,170,261	$184,803	$10,817

Equity securities available for sale	$213,281	$249,634	$42,884	$6,530

The contractual maturities of fixed-maturity investments are as follows (in thousands):

	December 31, 2004
	Amortized Cost	Fair Value
Fixed maturities held to maturity:	$12,977	$13,325
2005	48,498	50,914
2006–2009	69,803	73,732
2010–2014	47,616	50,092

2015 and thereafter	$178,894	$188,063

Fixed maturities available for sale:
2005	$97,436	$99,585
2006–2009	393,521	406,211
2010–2014	690,422	720,236
2015 and thereafter	2,724,524	2,847,753
Asset-backed securities	216,844	217,060
Redeemable preferred stock	106,149	115,521

	$4,228,896	$4,406,366

Net investment income consisted of (in thousands):

	Year Ended December 31
	2004	2003	2002
Investment income:
Fixed maturities	$201,662	$187,005	$176,857
Equity securities	4,029	2,565	1,555
Short-term investments	3,357	2,574	4,325
Other	740	1,197	902

	$209,788	$193,341	$183,639
Investment expenses	(5,439)	(7,178)	(4,798)

	$204,349	$186,163	$178,841

Net gain on sales of investments consisted of (in thousands):

	Year Ended December 31
	2004	2003	2002
Gains on sales and redemptions of fixed-maturity investments available for sale	$29,492	$26,559	$32,742
Losses on sales and redemptions of fixed-maturity investments available for sale	(4,672)	(4,575)	(23,584)
Gains on redemptions of fixed-maturity investments held to maturity	868	970	631
Losses on redemptions of fixed-maturity investments held to maturity	(38)	(284)	(5)
Gains on sales of equity securities available for sale	33,179	11,703	2,509
Losses on sales of equity securities available for sale	(6,070)	(12,608)	(2,838)
Gains on sales of other invested assets	2,156	204	3,425
Losses on sales of other invested assets	—	(1,397)	—
Gains on sales of trading securities	4,417	8,038	2,916
Losses on sales of trading securities	(10,371)	(9,968)	(5,293)
Gains on sales of short-term investments	—	5	25
Losses on sales of short-term investments	(1)	—	(66)
Capital gains on equity securities	3,083	—	—
Loss on sale of equity in affiliates	(1,244)	(1,260)	—

	$50,799	$17,387	$10,462

For the years ended December 31, 2004, 2003 and 2002, the Company did not sell any fixed-maturity investments held to maturity.

Net change in unrealized appreciation (depreciation) on investments consisted of (in thousands):

	Year Ended December 31
	2004	2003	2002
Fixed maturities held to maturity	$(7,895)	$(6,578)	$3,879

Fixed maturities available for sale	$3,484	$57,068	$102,790
Deferred tax provision	(1,219)	(19,974)	(35,720)

	$2,265	$37,094	$67,070

Equity securities available for sale	$48,583	$64,602	$(31,210)
Deferred tax (provision) benefit	(17,004)	(22,611)	10,924

	$31,579	$41,991	$(20,286)

Other (1)	$2,007	$(2,331)	$329

(1)	Includes mark-to-market adjustments for derivatives of affiliates not included in the Company’s Consolidated Balance Sheets.

At December 31, 2004, fixed-maturity investments available for sale had gross unrealized losses of $9.8 million. At December 31, 2004, there were no gross unrealized losses on equity securities available for sale. For these securities in an unrealized loss position at December 31, 2004, the length of time such securities had been in an unrealized loss position, as measured by their month-end fair values was as follows:

	Number of Securities	Fair Value	Amortized Cost	Unrealized Loss
	(dollar amounts in millions)
Less than 6 months	193	$238.6	$241.4	$2.8
6 to 9 months	40	144.1	148.2	4.1
9 to 12 months	7	19.4	19.9	0.5
More than 12 months	70	89.0	90.9	1.9

Subtotal	310	491.1	500.4	9.3
U.S. Treasury and agency securities	27	68.7	69.2	0.5

Total	337	$559.8	$569.6	$9.8

Of the 70 securities that had been in an unrealized loss position for more than 12 months, none had an unrealized loss of more than 20% of that security’s amortized cost and none qualified as other-than-temporary in the Company’s judgment.

The contractual maturity of securities in an unrealized loss position at December 31, 2004 was as follows:

	Fair Value	Amortized Cost	Unrealized Loss
	(dollar amounts in millions)
2005	$41.0	$41.1	$0.1
2006–2009	58.6	59.2	0.6
2010–2014	69.2	72.6	3.4
2015 and later	282.7	286.8	4.1
Mortgage-backed and other asset-backed securities	97.7	99.0	1.3
Redeemable preferred stock	10.6	10.9	0.3

Total	$559.8	$569.6	$9.8

Securities on deposit with various state insurance commissioners amounted to $15.9 million at December 31, 2004 and $18.5 million at December 31, 2003. The Company also had $52.2 million on deposit at December 31, 2004 and $58.6 million at December 31, 2003 for the benefit of reinsurers.

4.	Investment in Affiliates

The Company owns a 46.0% interest in Credit-Based Asset Servicing and Securitization LLC (“C-BASS”) and a 41.5% interest in Sherman Financial Services Group LLC (“Sherman”). Effective January 1, 2003, Sherman’s management exercised its right to acquire additional ownership of Sherman, reducing the Company’s ownership interest from 45.5% to 41.5%. The Company recorded a $1.3 million loss on the transaction in 2003. C-BASS is engaged in the purchasing, servicing and/or securitization of special assets, including sub-performing/non-performing and seller-financed residential mortgages, real estate and subordinated residential mortgage-based securities. Sherman conducts a business that focuses on purchasing and servicing delinquent, primarily unsecured consumer assets. At December 31, 2004 and 2003, C-BASS had total assets of $4.0 billion and $3.2 billion, respectively, and total liabilities of $3.4 billion and $2.7 billion, respectively. C-BASS had net income for 2004, 2003 and 2002 of $208.1 million, $143.9 million and $138.3 million, respectively. At December 31, 2004 and 2003, Sherman had total assets of $484.2 million and $500.0 million, respectively, and total liabilities of $243.4 million and $340.9 million, respectively. Sherman had net income for 2004, 2003 and 2002 of $200.6 million, $70.9 million and $40.3 million, respectively. In January of 2005, an additional dividend of $2.8 million was received from C-BASS and an additional $51.9 million dividend was received from Sherman.

The Company owned a 36.0% interest in EIC Corporation Ltd. (“Exporters”), an insurance holding company that, through its wholly owned insurance subsidiary licensed in Bermuda, insures primarily foreign trade receivables for multinational companies. Prior to 2003, this ownership percentage was 36.5%. In December 2004, the Company sold its interest in Exporters for $4.0 million, recording a loss of $1.2 million on the sale. Financial Guaranty provides significant reinsurance capacity to this joint venture on a quota-share, surplus-share and excess-of-loss basis. The Company’s reinsurance exposure at December 31, 2004 was approximately $137.2 million and is expected to run off over a seven-year period. At December 31, 2003, Exporters had total assets of $168.3 million and total liabilities $109.7 million. Exporters had net income of $1.5 million for the first nine months of 2004 and $1.5 million for the full year of 2003 and a loss of $1.9 million for the full year of 2002.

In March 2002, the Company invested $20 million for an approximate 12% interest in Primus Guaranty, Ltd., a Bermuda holding company and parent company to Primus Financial Products, LLC (“Primus”), a Company rated “Aaa” by Moody’s and “AAA” by S&P that provides credit risk protection to derivatives dealers and credit portfolio managers on investment-grade entities. In 2004, the Company exercised warrants for an additional $5.5 million investment in Primus. In September 2004, Primus issued common stock in an initial public offering of its common shares. The Company, which owned an approximate 15% interest in Primus prior to the offering, sold 177,556 shares of its Primus common stock in this offering, receiving approximately $2.2 million and recording a gain of $1.0 million. After this transaction, the Company owns 4,744,506 shares of Primus or approximately 11% of the common shares outstanding but these shares are subject to significant limitations on their sale. These shares had a market value of $64.1 million at September 30, 2004. The Company’s investment in Primus, which had previously been included in investment in affiliates on the Consolidated Balance Sheets, has now been reclassified to the equity securities available for sale category of investments. Beginning in the fourth quarter of 2004, the Company no longer reported earnings or loss from Primus as equity in earnings of affiliates. All changes in the fair value of the Primus stock after September 30, 2004 are recorded as accumulated other comprehensive income. The Company believes this treatment and presentation is appropriate because after the public offering the Company no longer has influence or control over Primus disproportionate to its percentage of equity ownership. At December 31, 2003, Primus had total assets of $318.2 million and total liabilities of $6.2 million. For the first nine months of 2004 and for the full year of 2003, Primus had net income of $million and $77.6 million, respectively. The results for Primus for 2002 were immaterial to the Company’s consolidated financial statements. Radian Reinsurance provided Primus with a financial guaranty insurance policy, which expired on March 30, 2003.

The Company accounts for its investment in these affiliates in accordance with the equity method of accounting, as the control of these affiliates does not rest with the Company and since the other shareholders have substantial participating rights.

The following tables show selected financial information for C-BASS and Sherman and details of the Company’s investment in C-BASS and Sherman.

	Year Ended December 31
	2004	2003
	(In thousands)
Investment in Affiliates – Selected Information:
C-BASS
Balance, beginning of period	$226,710	$175,630
Share of net income for period	95,863	66,080
Dividends received	32,500	15,000

Balance, end of period	$290,073	$226,710

Sherman
Balance, beginning of period	$65,979	$56,797
Sale of interest	—	(4,655)
Share of net income for period	83,265	29,427
Dividends received	49,800	12,450
Other comprehensive income	2,048	(3,140)

Balance, end of period	$101,492	$65,979

Portfolio Information:
C-BASS
Servicing portfolio	$33,680,000	$20,700,000
Total assets	3,992,712	3,181,468
Sherman
Total assets	$484,193	$500,042

Summary Income Statement:
C-BASS
Income
Gain on securitization	$54,642	$60,564
Transaction gains	89,870	17,315
Servicing and subservicing fees	160,397	125,084
Net interest income	150,082	126,117
Other income	24,129	27,748

Total revenues	479,120	356,828

Expenses
Compensation and benefits	143,480	117,099
Total other expenses	127,565	95,876

Total expenses	271,045	212,975

Net income	$208,075	$143,853

Sherman
Income
Revenues from receivable portfolios –net of amortization	$465,378	$259,423
Other revenues	59,478	34,165

Total revenues	524,856	293,588

Expenses
Operating and servicing expenses	300,829	193,683
Interest	14,444	15,242
Other	8,944	13,754

Total expenses	324,217	222,679

Net income	$200,639	$70,909

5.	Reinsurance

The Company utilizes reinsurance as a risk management tool, to reduce net risk in force to meet regulatory risk-to-capital requirements and, with respect to mortgage insurance, to comply with the regulatory maximum per loan coverage percentage limitation of 25%. Although the use of reinsurance does not discharge an insurer from its primary liability to the insured, the reinsuring company assumes the related liability. Included in other assets are unearned premiums (prepaid reinsurance) of $3.6 million and $6.8 million at December 31, 2004 and 2003, respectively.

The effect of reinsurance on net premiums written and earned is as follows:

	Year Ended December 31
	2004	2003	2002
	(in thousands)
Net premiums written:
Direct	$1,100,297	$989,534	$875,190
Assumed	68,677	197,653	147,633
Ceded	(86,487)	(76,710)	(67,904)

Net premiums written	$1,082,487	$1,110,477	$954,919

Net premiums earned:
Direct	$1,008,062	$929,370	$799,827
Assumed	111,694	148,713	116,880
Ceded	(90,272)	(69,900)	(69,582)

Net premiums earned	$1,029,484	$1,008,183	$847,125

The 2004, 2003 and 2002 amounts in the preceding table included ($2,815,000), ($1,327,000) and ($15,000) respectively, for premiums written and ($2,722,000), ($1,181,000) and $173,000, respectively, for premiums earned, for reinsurance ceded under variable quota-share treaties entered into in 1997, 1996, 1995 and 1994 covering the books of business originated by Radian Guaranty in those years. Commissions under these treaties were $358,000, $1,251,000 and $3,840,000 for the years ended December 31, 2004, 2003 and 2002, respectively. The Company recovered variable quota-share losses under these treaties of $165,000, $528,000 and $1,809,000 in 2004, 2003 and 2002, respectively. Due to the rapid run-off of the underlying business as a result of lower persistency levels, the Company has recovered amounts under the variable quota share relief provisions of the treaty in excess of the underwriting-year coverage premiums during 2004, 2003 and 2002, as reflected in the negative ceded premiums written and earned during those years.

Provisional losses recoverable were $38.3 million for 2004 and $48.6 million for 2003, and represented amounts due under variable quota-share treaties entered into in 1997, 1996, 1995 and 1994, covering the books of business originated by Radian Guaranty in those years. The term of each treaty is 10 years and is non-cancelable by either party except under certain conditions. Under the terms of treaties, Radian Guaranty cedes premiums to the reinsurer based on 15% of the premium received on the covered business. Radian Guaranty is entitled to receive a commission ranging from 30% to 32% of the premium paid under the treaty provided that certain loss rates are not exceeded. In return for the payment of the ceded premium, Radian Guaranty receives variable quota-share loss relief at levels ranging from 7.5% to 15.0% based upon the loss ratio on the covered business. The treaties also include underwriting-year excess coverage that entitles Radian Guaranty to receive 8% of the premium written on the covered business under each treaty at the end of the fourth, seventh and tenth years to the extent that this amount is greater than the total amount previously received under the variable quota-share coverage provision of the treaty. Premiums are payable to the reinsurer on a quarterly basis net of commissions due and any losses calculated under the variable quota-share coverage.

At December 31, 2004, the breakdown of the $38.3 million reinsurance recoverable was as follows (in thousands):

	Book Year
	1995	1996	1997	Total
4th Quarter 2004 Quota-share Losses Recoverable	$16.1	$27.9	$66.9	$110.9
Underwriting-year Excess Coverage	13,198.2	12,792.3	12,210.6	38,201.1

Total Provisional Loss Recoverable	$13,214.3	$12,820.2	$12,277.5	$38,312.0

At December 31, 2003, the breakdown of the $48.6 million reinsurance recoverable was as follows (in thousands):

	Book Year
	1994	1995	1996	1997	Total
4th Quarter 2003 Quota-share Losses Recoverable	$8.0	$34.4	$48.7	$55.2	$146.3
Underwriting-year Excess Coverage	9,812.8	12,405.3	12,026.9	14,165.3	48,410.3

Total Provisional Loss Recoverable	$9,820.8	$12,439.7	$12,075.6	$14,220.5	$48,556.6

The Company believes that the reinsurance recoverable is collectible because the counterparty to the reinsurance agreement is a highly rated, solvent insurance company. During 2004, the Company received reimbursement from the reinsurer for the amount due related to quota-share losses recoverable. In addition, the reinsurer reimbursed the Company for underwriting-year excess of loss coverage due under the tenth year of the 1994 treaty and the seventh year of the 1997 treaty. The remaining amounts due under the underwriting-year excess coverage provision of the treaties will be paid out at the end of 2005 and 2006, to the extent the amounts due under this provision have not yet been received by the Company under the quota-share relief provision of the treaties.

The Company accounts for this reinsurance coverage under guidance provided in EITF 93-6, “Accounting for Multiple-Year Retrospectively Rated Contracts by Ceding and Assuming Enterprises.” Under EITF 93-6, the Company recognizes an asset for amounts due from the reinsurer based on experience to date under the contract.

Radian Guaranty has also entered into captive reinsurance arrangements with certain customers. The arrangements are typically structured on an excess-layer basis with insured loans grouped by loan origination year. Radian Guaranty retains the first layer of risk on a particular book of business, the captive reinsurer assumes the next layer, and Radian Guaranty assumes all losses above that point. The captive reinsurers are typically required to maintain minimum capitalization equal to 10% of the risk assumed. Risk ceded under captive reinsurance arrangements at December 31, 2004 and December 31, 2003, was $1.8 billion and $1.5 million, respectively. For the years ended December 31, 2004, 2003 and 2002, Radian Guaranty had ceded premiums written of $88.4 million, $73.4 million and $57.1 million, respectively, and ceded premiums earned of $86.6 million, $72.8 million and $56.6 million, respectively, under these various captive reinsurance arrangements.

Effective December 31, 2004, Radian Guaranty canceled its excess of loss reinsurance program that was in a run-off period scheduled to expire in 2007. Under this program, the reinsurer was responsible for 100% of Radian Guaranty’s covered losses (subject to an annual and aggregate limit) in excess of an annual retention limit. Premiums were paid to the reinsurer on a quarterly basis, net of any losses due to Radian Guaranty. This treaty was accounted for under Statements of Position 98-7, “Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk” (“SOP 98-7”) and therefore, ($10.7) million, $5.6 million and $7.5 million were included in incurred losses during 2004, 2003 and 2002, respectively, relating to the excess of loss reinsurance program. In connection with the cancellation of the policy, $17.1 million of liabilities for withheld funds were released.

On August 3, 2004, the Company entered into a reinsurance agreement under which it ceded a significant portion of the risk associated with an $882 million portfolio of first-lien, non-prime residential mortgage loans insured by the Company. The Company’s counterparty under the reinsurance agreement is SMART HOME Reinsurance 2004-1 Limited (“Smart Home”), a Bermuda reinsurance company that is not affiliated with the Company, which was formed solely to enter into the reinsurance arrangement. Smart Home was funded in the capital markets by its issuance of credit-linked notes rated between AA and BB by S&P, and between Aa2 and Ba1 by Moody’s, that were issued in separate classes related to loss coverage levels on the reinsured portfolio. The Company anticipates retaining the risk associated with the first loss coverage levels, and may retain or sell, in a separate risk transfer agreement, the risk associated with the AAA-rated coverage level.

Holders of the Smart Home credit-linked notes bear the risk of loss from losses paid to the Company under the reinsurance agreement. Smart Home will invest the proceeds of the notes in high quality short-term investments approved by S&P and Moody’s. Income earned on those investments and a portion of the reinsurance premiums paid by the Company will be applied to pay interest on the notes as well as certain of Smart Home’s expenses. The liquidation proceeds from the investments will be used to pay reinsured loss amounts to the Company, and any remaining proceeds will be applied to pay principal on the notes.

Premiums written (ceded) in 2004 includes $1.0 million related to the Smart Home transaction. There were no ceded losses in 2004 as a result of the Smart Home transaction.

In February 2005, the Company completed a second reinsurance arrangement under which it ceded a portion of the risk associated with a $1.68 billion portfolio of first-lien, non-prime residential mortgages insured by the Company.

6.	Losses and Loss Adjustment Expenses

As described in Note 2, the Company establishes reserves to provide for the estimated losses from claims and the estimated costs of settling claims on defaults (or delinquencies) reported and defaults that have occurred but have not been reported.

The default and claim cycle on mortgage loans that the Company covers begins with the receipt from the lender of notification of a default on an insured loan. The master policy with each lender requires the lender to inform the Company of an uncured default on a mortgage loan within 75 days of the default. The incidence of default is influenced by a number of factors, including change in the borrower’s income, unemployment, divorce and illness, the level of interest rates, and general economic factors and borrower creditworthiness. Defaults that are not cured result in claims to the Company.

Different regions of the country experience different default rates due to varying economic conditions and each state has different rules regarding the foreclosure process. These rules can impact the amount of time it takes for a default to reach foreclosure, so the Company has developed a reserving methodology that takes these different time periods into account in calculating the reserve.

When a specific loan initially defaults, it is uncertain whether the default will result in a claim. Reserves are increased in stages, as the foreclosure progresses, to approximate the estimated total loss for each particular default. At the time of title transfer, the Company has approximately 100% of the estimated total loss reserved. At any time during the foreclosure process, until the lender takes title to the property, the borrower may cure the default, at which time the reserve for that loan is removed. This curing process causes an appearance of a reduction in reserves from prior years if the reduction in reserves from cures is greater than the additional reserves for those loans that are nearing foreclosure or that have become claims.

In the financial guaranty business, each policy is monitored by the Company or the primary insurers over the life of the policy. When the policy’s performance deteriorates below underwriting expectations, or if the circumstances dictate, the related transaction is more actively monitored, which may include communication with the borrower, site inspection or the engagement of a third-party consultant. If the transaction continues to deteriorate to a point where a default is reasonably probable, based on all the facts and circumstances then known and estimable, the Company will establish a specific loss reserve that represents the present value of the amount of the claim Financial Guaranty expects that it will ultimately have to pay. Financial Guaranty has a regular surveillance committee meeting where experts in the risk management and surveillance area provide input before any case reserves are determined, and the surveillance team actively monitors any problem deals and notifies the committee if a change in the loss reserve is necessary. Financial Guaranty establishes a reserve based on the present value of the estimated loss, including expenses associated with the settlement of the loss that Financial Guaranty expects that it will ultimately have to pay.

In 2003, the Company provided approximately $111.0 million of reserves on a manufactured housing transaction originated by Conseco Finance Corp. This transaction had been performing within expectations until the beginning of 2003. The bankruptcy of Conseco Finance Corp. led to a deterioration in the transaction’s performance. When the Company performed its year-end review, it decided it was necessary to establish reserves for the entire exposure. The current reserve at December 31, 2004 of $80.3 million represents the total par exposure on this transaction less claims paid in 2004. Claims are expected to be paid out over the next several years.

The following tables present information relating to the liability for unpaid claims and related expenses (in thousands):

	2004	2003	2002
Mortgage Insurance
Balance at January 1	$513,473	$484,705	$465,444
Add losses and LAE incurred in respect of default notices received in:
Current year	386,898	329,014	320,139
Prior years	14,038	(19,742)	(125,653)

Total incurred	400,936	309,272	194,486

Deduct losses and LAE paid in respect of default notices received in:
Current year	45,535	39,356	22,374
Prior years	309,242	241,148	152,851

Total paid	354,777	280,504	175,225

Balance at December 31	$559,632	$513,473	$484,705

The following table shows our mortgage insurance reserves by category:

	Year Ended December 31
	2004	2003
Primary Insurance
Prime	$204,780	$215,358
Alt-A	133,194	110,711
A Minus and below	121,171	104,143
Pool insurance	58,233	48,069
Seconds/NIMs/Other	42,254	35,192

	$559,632	$513,473

	2004	2003	2002
Financial Guaranty
Balance at January 1	$276,907	$139,872	$123,199
Less Reinsurance recoverables	2,317	2,173	213

Balance at January 1, net	274,590	137,699	122,986
Add losses and LAE incurred related to:
Current year	50,684	171,058	44,978
Prior years	5,214	(4,276)	3,868

Total incurred	55,898	166,782	48,846

Deduct losses and LAE paid related to:
Current year	4,981	8,387	8,738
Prior years	88,486	21,504	25,395

Total paid	93,467	29,891	34,133

Foreign exchange adjustment	2,124	—	—

Balance at December 31, net	239,145	274,590	137,699
Add Reinsurance recoverables	2,235	2,317	2,173

Balance at December 31	$241,380	$276,907	$139,872

As a result of changes in estimates of insured events in prior years, the provision for losses and LAE in the mortgage insurance business increased by $14.0 million in 2004 primarily due to revised estimates of losses on the non-prime business. The provision for losses and LAE in the mortgage insurance business decreased by $19.7 million and $125.7 million in 2003 and 2002, respectively, due primarily to lower than anticipated aggregate claim payments compared to the amounts previously reserved, despite higher average claims paid per unit in those years that resulted from deeper coverage amounts and larger loan balances.

During 2004, the Company incurred losses and LAE in the financial guaranty insurance business of $5.2 million related to prior years due to changes in estimates in the surety business. The reduction in prior years’ reserves in 2003 was a result of favorable developments in the public finance reinsurance business. During 2002, the Company incurred losses and LAE of $3.9 million in the financial guaranty insurance business related to prior years. The amount in 2002 primarily related to trade credit business and was the result of obtaining additional information on the assumed reinsurance as well as changes in expected claims.

7.	Long-Term Debt

In May 2001, the Company issued $250 million of 7.75% debentures due June 1, 2011. Interest on the debentures is payable semi-annually on June 1 and December 1. The Company has the option to redeem some or all of the debentures at any time with not less than 30 days’ notice.

In January 2002, the Company issued $220 million of 2.25% senior convertible debentures due 2022. Approximately $125 million of the proceeds from the offering were used to increase capital at Radian Asset Assurance. The remainder was used to redeem the Company’s preferred stock, to buy back the Company’s common stock and for general corporate purposes. Interest on the debentures is payable semi-annually on January 1 and July 1. The Company may also be required to pay contingent interest, on specified semi-annual dates, if the sale price of its common stock for a specified period of time is less than 60% of the conversion price. The debentures are convertible into shares at a conversion price of $57.75 per share in the following circumstances: (1) if the closing price of the Company’s outstanding common stock exceeds $69.30 per share for twenty out of any thirty consecutive trading days; (2) if the trading price of the debentures is more than a specified amount below the conversion value of the debentures for ten consecutive trading days; (3) at any time before the close of business on the second business day after the date fixed for redemption pursuant to the

Company’s exercise of its call right; (4) following the issuance of securities by the Company at a rating below a specified level; (5) following a downgrade of the debentures below a specified level; or (6) following certain major corporate events, such as a change of control. The Company may redeem some or all of the debentures at any time after providing the requisite notice to holders. On January 3, 2005, $663,000 in principal amount of the debentures was redeemed by holders, leaving $219.3 million in principal amount outstanding. The remaining debenture holders may not require the Company to repurchase the debentures until January 1, 2007, and may do so thereafter only on January 1, 2009, 2012 and 2017.

In February 2003, the Company issued $250 million of unsecured senior notes. These notes bear interest at the rate of 5.625% per annum, payable semi-annually on February 15 and August 15 beginning August 15, 2003. These notes mature in February 2013. The Company has the option to redeem some or all of the notes at any time with not less than 30 days’ notice. The Company used a portion of the proceeds from the offering to repay the $75.0 million in principal outstanding on the 6.75% debentures due March 1, 2003 issued by EFSG. The remainder was used for general corporate purposes. In April 2004, the Company entered into interest rate swap contracts that effectively converted the interest rate on this fixed-rate debt to a variable rate based on a spread over the six-month London Interbank Offered Rate (“LIBOR”) for the remaining term of the debt. See Note 2.

The composition of long-term debt at December 31, 2004 and 2003 was as follows:

	December 31
	2004	2003
	(in thousands)
5.625% Senior Notes due 2013	$248,339	$248,184
2.25% Senior Convertible Debentures due 2022	220,000	220,000
7.75% Debentures due June 1, 2011	249,301	249,220

	$717,640	$717,404

The Company maintained a $250 million Revolving Credit Facility that expired in December 2004. There were no drawdowns on this facility. The Company replaced this with a $400 million unsecured facility, comprised of a $100 million 364-day facility that expires on December 15, 2005, and a $300 million five-year facility that expires on December 16, 2009. The facility bears interest on any amounts drawn at a rate dependent on the Company’s credit rating at the time of such borrowing and will be calculated according to, at the Company’s option, a base rate or a Eurocurrency rate, plus an applicable margin and utilization fee. This facility will be used for working capital and general corporate purposes. There have been no drawdowns on this facility as of December 31, 2004.

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

In September 2003, Radian Asset Assurance completed a transaction for $150 million of money market committed preferred custodial trust securities, pursuant to which it entered into a series of three perpetual put options on its own preferred stock to Radian Asset Securities Inc. (“Radian Asset Securities”), a wholly owned subsidiary of the Company. Radian Asset Securities in turn entered into a series of three perpetual put options on its own preferred stock (on substantially identical terms to the Radian Asset Assurance preferred stock). The counterparties to the Radian Asset Securities put options are three trusts established by two major investment banks. The trusts were created as a vehicle for providing capital support to Radian Asset Assurance by allowing Radian Asset Assurance to obtain immediate access to additional capital at its sole discretion at any time through the exercise of one or more of the put options and the corresponding exercise of one or more corresponding Radian Asset Securities put options. If the Radian Asset Assurance put options were exercised, Radian Asset Securities, through the Radian Asset Assurance preferred stock thereby acquired, and investors, through their equity investment in the Radian Asset Securities preferred stock, would have rights to the assets of Radian Asset Assurance of an equity investor in Radian Asset Assurance. Such rights would be subordinate to policyholders’ claims, as well as to claims of general unsecured creditors of Radian Asset Assurance, but ahead of those of the Company, through EFSG, as the owner of the common stock of Radian Asset Assurance. If all the Radian Asset Assurance put options were exercised, Radian Asset Assurance would receive up to $150 million in return for the issuance of its own perpetual preferred stock, the proceeds of which would be usable for any purpose, including the payment of claims. Dividend payments on the preferred stock will be cumulative only if Radian Asset Assurance pays dividends on its common stock. Each trust will be restricted to holding high-quality, short-term commercial paper investments to ensure that it can meet its obligations under the put option. To fund these investments, each trust will issue its own auction market perpetual preferred stock. Each trust is currently rated “A” by each of S&P and Fitch. The initial costs to issue this facility were recorded as a reduction to additional paid-in capital. Ongoing costs of the put premium are charged to other operating expenses. Ongoing costs in 2004 and 2003 were $1.7 million and $0.2 million, respectively.

10. Income Taxes

The components of the Company’s consolidated provision for income taxes are as follows (in thousands):

	Year Ended December 31
	2004	2003	2002
Current income taxes	$71,913	$70,887	$61,815
Deferred income taxes	135,026	74,691	112,292

	$206,939	$145,578	$174,107

The reconciliation of taxes computed at the statutory tax rate of 35% for 2004, 2003 and 2002, to the provision for income taxes is as follows (in thousands):

	2004	2003	2002
Provision for income taxes computed at the statutory tax rate	$253,957	$186,018	$210,446
Change in tax provision resulting from:
Tax-exempt municipal bond interest and dividends received deduction (net of prorating)	(49,402)	(43,890)	(39,948)
Other, net	2,384	3,450	3,609

Provision for income taxes	$206,939	$145,578	$174,107

The significant components of the Company’s net deferred tax assets and liabilities are summarized as follows (in thousands):

	December 31
	2004	2003
Deferred tax assets:
Loss reserves	$35,847	$68,808
AMT credit carryforward	7,862	16,576
Accrued expenses	18,886	13,299
Change in fair value of derivative instruments (FAS 133)	—	3,096
Assignment sales income	4,647	—
Unearned premiums	439	—
Other	19,281	13,632

	$86,962	$115,411

Deferred tax liabilities:
Deduction related to purchase of T&L bonds	$(644,471)	$(533,672)
Deferred policy acquisition costs	(70,826)	(73,975)
Net unrealized gain on investments (FAS 115)	(91,955)	(72,635)
Partnership investments	(53,153)	(70,547)
Assignment sale income	—	(3,921)
Contingent debt interest	(13,813)	(7,620)
Change in fair value of derivative instruments	(11,692)	—
Depreciation	(7,980)	(6,986)
Unearned premiums	—	(4,579)
Foreign currency exchange	(6,058)	(2,198)
Other	(35,238)	(27,540)

	$(935,186)	$(803,673)

Net deferred tax liability	$(848,224)	$(688,262)

Cumulative T&L bonds purchased and subsequent redemptions are reflected in the balance of Prepaid Federal Income Taxes on the Consolidated Balance Sheet. During 2004, the Company purchased approximately $101.3 million of T&L bonds, net of redemptions of T&L bonds purchased in prior years. Prepaid federal income taxes include T&L bonds of $460.1 million and $358.8 million at December 31, 2004 and 2003, respectively.

11.	Stockholders’ Equity and Dividend Restrictions

The Company is a holding company whose principal source of income is dividends from its subsidiaries and reimbursement of costs allocated to the subsidiaries. Radian Guaranty’s ability to pay dividends to the Company is restricted by certain provisions of the insurance laws of the Commonwealth of Pennsylvania, its state of domicile. The insurance laws of Pennsylvania establish a test limiting the maximum amount of dividends that may be paid by an insurer without prior approval by the Pennsylvania Insurance Commissioner. Under this test, Radian Guaranty may pay dividends during any 12-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders’ surplus or (ii) the preceding year’s statutory net income. In accordance with these restrictions, $329.8 million would be available for dividends in 2005. However, an amendment to the Pennsylvania statute requires that dividends and other distributions be paid out of an insurer’s unassigned surplus. Radian Guaranty has positive unassigned surplus at December 31, 2004 of $191.8 million, which represents the dividend limitation. The Pennsylvania Insurance Commissioner has approved all distributions by Radian Guaranty since the passage of this amendment.

Amerin Guaranty’s ability to pay dividends on its common stock is restricted by certain provisions of the insurance laws of the State of Illinois, its state of domicile. The insurance laws of Illinois establish a test limiting the maximum amount of dividends that may be paid from positive unassigned surplus by an insurer without prior approval by the Illinois Insurance Commissioner. Under this test, Amerin Guaranty may pay dividends during any 12-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders’ surplus or (ii) the preceding year’s statutory net income. In accordance with these restrictions, $19.0 million is available for dividends in 2005 without prior regulatory approval. During December 2004, Amerin Guaranty declared dividends of $100 million, which was paid in January 2005.

Under New York insurance law, the financial guaranty insurance subsidiaries may declare or distribute dividends only out of earned surplus. The maximum amount of dividends that may be paid by these insurance subsidiaries without prior approval of the New York Superintendent of Insurance is subject to restrictions relating to statutory surplus and net investment income as defined by statute. Under these requirements, Radian Asset Assurance would be able to pay dividends of approximately $100.4 million in 2005 without prior approval.

Radian Guaranty’s excess of loss reinsurance arrangement, which was canceled effective December 31, 2004, prohibited the payment of any dividend that would have the effect of reducing the total of its statutory policyholders’ surplus plus its contingency reserve below $85 million. As of December 31, 2004, Radian Guaranty had statutory policyholders’ surplus of $426.6 million and a contingency reserve of $2.2 billion, for a total of $2.6 billion. As of December 31, 2003, Radian Guaranty had statutory policyholders’ surplus of $215.1 million, and a contingency reserve of $1.9 billion, for a total of $2.1 billion. During 2001, Radian Guaranty and Amerin Guaranty entered into an assumption agreement whereby Radian Guaranty assumed 100% of the rights, duties and obligations related to first-lien mortgage guaranty insurance written by Amerin Guaranty. Amerin Guaranty’s contingency reserve of $310.9 million was transferred to Radian Guaranty in accordance with the terms of the assumption agreement.

The Company prepares its statutory financial statements in accordance with the accounting practices required or permitted by the insurance departments of the respective states of domicile of the Company’s insurance subsidiaries. Required statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners (“NAIC”) as well as state laws, regulations and general administrative rules.

Radian Guaranty’s statutory policyholders’ surplus at December 31, 2004 and 2003 was $426.6 million and $215.1 million, respectively. Radian Guaranty’s statutory net income for 2004, 2003 and 2002 was $329.8 million, $261.2 million and $383.9 million, respectively.

Radian Insurance’s statutory policyholders’ surplus at December 31, 2004 and 2003 was $71.8 million and $47.3 million, respectively. Radian Insurance’s statutory net income for 2004, 2003 and 2002 was $66.2 million, $31.4 million and $14.1 million, respectively.

Under Illinois insurance regulations, Amerin Guaranty is required to maintain statutory-basis capital and surplus of $1.5 million. The statutory policyholders’ surplus at December 31, 2004 and 2003 was $189.7 million and $305.4 million, respectively. Amerin Guaranty’s statutory net income for 2004, 2003 and 2002 was $8.4 million, $14.4 million and $4.9 million, respectively.

New York insurance law requires financial guaranty insurers to maintain minimum policyholders’ surplus of $65 million. When added to the minimum policyholders’ surplus of $3.4 million separately required for the other lines of insurance that it is licensed to write, each of the financial guaranty insurance subsidiaries is required to have an aggregate minimum policyholders’ surplus of $68.4 million. Radian Asset Assurance had statutory policyholders’ surplus of $1,003.7 million and $823.1 million at December 31, 2004 and 2003, respectively, a contingency reserve of $251.7 million and $321.3 million at December 31, 2004 and 2003, respectively, and statutory net income of $42.4 million for 2004, $139.4 million for 2003 and $104.8 million for 2002. Under Statutory Accounting (“STAT”), the $111.0 million provision for the manufactured housing transaction with Conseco Finance Corp. was recorded in 2004.

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

(b) In accordance with New York insurance law, financial guaranty insurance companies are required to establish a contingency reserve in the amount prescribed by legislation. Such legislation requires that, for financial guaranty policies written after June 30, 1989, each primary insurer must establish a contingency reserve equal to the greater of 50% of premiums written or a stated percentage of the principal guaranteed, ratably over 15–20 years dependent upon the category of obligation insured. Reinsurers are required to establish a contingency reserve equal to their proportionate share of the reserve established by the primary insurer. Also under STAT, case reserves are required to be established in the year in which the default occurred. The Company establishes non-specific reserves under GAAP as described in Note 2.

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

Information with regard to the Company’s stock option plan is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding, January 1, 2002	5,867,591	$26.19
Granted	7,000	45.87
Exercised	(881,170)	17.24
Canceled	(91,534)	31.69

Outstanding, December 31, 2002	4,901,887	27.69

Granted	939,650	35.79
Exercised	(806,443)	21.13
Canceled	(144,080)	30.55

Outstanding, December 31, 2003	4,891,014	30.24

Granted	787,145	45.92
Exercised	(934,391)	23.39
Canceled	(244,760)	34.58

Outstanding, December 31, 2004	4,499,008	34.17

Exercisable, December 31, 2002	2,874,516	27.53

Exercisable, December 31, 2003	2,684,569	29.43

Exercisable, December 31, 2004	2,578,721	31.78

Available for grant, December 31, 2004	4,165,795

The Company currently applies APB 25 in accounting for its stock-based compensation plans. No stock-based employee compensation cost is reflected in net income, as all options granted under the stock option plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

In December 2004, the FASB issued Statement 123 (revised 2004) (“SFAS No. 123R”) that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. The compensation costs, with limited exceptions, will be measured based on the grant-date fair value of the equity or liability instrument issued. Liability awards will be required to be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123R replaces SFAS No. 123 and supersedes APB 25. This statement is effective for interim periods beginning after June 15, 2005 and applies to all awards granted after the effective date and requires the reporting of the cumulative effective of applying this statement as of this date. Management is in the process of reviewing this Statement and assessing the impact it will have on the Company’s financial statements.

The following table summarizes information concerning currently outstanding and exercisable options at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$11.06–$16.25	252,639	1.39	$13.40	252,639	$13.40
$19.60–$24.00	587,099	4.65	20.81	468,349	26.73
$26.47–$37.36	2,466,928	6.23	32.53	1,408,256	32.00
$38.00–$56.68	1,060,390	7.58	46.39	317,525	47.64
$65.48–$68.18	131,952	3.07	65.82	131,952	65.82

	4,499,008			2,578,721

The Company’s option plan used to include a “reload” feature. The award of a “reload” option allowed the optionee to receive the grant of an additional stock option, at the then current market price, in the event that such optionee exercised all or part of an option (the “original option”) by surrendering already owned shares of common stock in full or partial payment of the exercise price of such original option. The exercise of an additional option issued in accordance with the “reload” feature will reduce the total number of shares eligible for award under the stock option plan. While there are outstanding options with this “reload” feature, new options issued will not have this feature.

On February 8, 2005, the Company’s board of directors approved the Radian Group Inc. Performance Share Plan. Key employees of the Company and its subsidiaries who, through their position or performance, can have a significant, positive impact on the Company’s financial results, are eligible to participate in the Performance Share Plan. The Compensation and Human Resources Committee may grant performance shares to eligible participants with respect to performance periods of varying and overlapping durations. At the beginning of each performance period, a target number of performance shares is established for each participant in the plan. The performance shares are denominated in shares of Company common stock and will be settled in shares, cash or a combination at the participant’s option, unless that participant has not yet reached the minimum stock ownership required of his or her position, in which case that participant’s performance shares will be settled in stock. Each performance share award becomes payable at a multiple of the target amount depending on a combination of the Company’s growth of earnings per share, growth of adjusted book value and return on equity over the performance period. For purposes of the deductibility requirements of Section 162(m) of the Internal Revenue Code, the maximum payout under any performance share award is 250,000 shares of Company common stock or its equivalent market value as of the payment date. A total of 30,900 target performance units were issued on February 8, 2005 with respect to the performance period that began January 1, 2005 and ends December 31, 2007. No other awards are outstanding under the Performance Share Plan.

The Company applies SFAS No. 123(R) in accounting for the performance shares granted under the Performance Share Plan. Compensation cost is accrued over the performance period based on the fair value of the number of awards that are expected to vest.

The Company has an Employee Stock Purchase Plan (the “ESPP”). A total of 200,000 shares of the Company’s authorized non-issued common stock has been made available under the ESPP. The ESPP allows eligible employees to purchase shares of the Company’s stock at a discount of 15% of the beginning-of-period or end-of-period (each period being the first and second six calendar months) fair market value of the stock, whichever is lower. Eligibility under the ESPP is determined based on standard weekly work hours and tenure with the Company, and eligible employees are limited to a maximum contribution of $400 per payroll period toward the purchase of the Company’s stock. Under the ESPP, the Company sold 18,793, 17,899 and 10,101 shares to employees in 2004, 2003 and 2002, respectively. The Company applies APB 25 in accounting for the ESPP. The pro forma effect of the issuance of shares under the ESPP on the Company’s net income and earnings per share had compensation cost been determined under SFAS 123 was immaterial in 2004, 2003 and 2002.

13.	Benefit Plans

The Company currently maintains a noncontributory defined benefit pension plan (the “Pension Plan”) covering substantially all full-time employees of the Company, Radian Guaranty, RadianExpress, EFSG and its subsidiaries and, effective January 1, 2004, Singer. EFSG maintained a defined benefit pension plan, (the “EFSG Pension Plan”) for the benefit of all eligible employees until its termination on October 31, 2002. The Company recorded a gain of $3.0 million related to the termination of this plan in 2002. EFSG became a participating employer under the Pension Plan effective November 1, 2002. The Company granted past service credit for eligibility and vesting purposes under the Pension Plan for all such service credited under the EFSG Pension Plan on behalf of the eligible employees of EFSG who were active participants in the EFSG Pension Plan prior to its termination and who became participants in the Pension Plan effective November 1, 2002. Retirement benefits are a function of the years of service and the level of compensation. Assets of the plan are allocated in a balanced fashion with approximately 40% in fixed-income securities and 60% in equity securities. As a result of the termination of the EFSG Pension Plan, those assets at December 31, 2003 were invested in short-term securities, awaiting distribution to plan participants.

	Plan Assets at December 31
	2004	2003
Radian Pension Plan
Equity securities	61%	61%
Fixed-income securities	39	39

Total	100%	100%

	Plan Assets at December 31
	2004	2003
EPSG Pension Plan
Equity securities	—	32%
Fixed-income securities	—	68

Total	—	100%

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

The Company also provides a nonqualified executive retirement plan (the “SERP”) covering certain key executives designated by the Board of Directors. Under this plan, participants are eligible to receive benefits in addition to those paid under the Pension Plan if their base compensation is in excess of the current IRS compensation limitation for the Pension Plan. Retirement benefits under the SERP are a function of the years of service and the level of compensation and are reduced by any benefits paid under the Pension Plan. In December 2002, the Company agreed to fund the SERP through the purchase of variable life insurance policies pursuant to a split-dollar life insurance program called the Secured Benefit Plan. The Company purchases, on each participant (except as described below), a life insurance policy that is owned and paid for by the Company. The Company endorses to the participant a portion of the death benefit, for which the participant is imputed income each year. The Company owns the remainder of the death benefit and all of the cash values in the policy. At the participant’s retirement age, the policy’s cash value is projected to be sufficient for the Company to pay the promised SERP benefit to the participant. Non-executive officers who were participants in the Secured Benefit Plan prior to the issuance in October 2003 of regulations under the Internal Revenue Code regarding split dollar plans continue under the collateral assignment split dollar policies already in force. Under this arrangement, the participant owns the policy, and assigns a portion of the death benefits and cash values to the Company in amounts sufficient to reimburse the Company for all premium outlays by the Company. The eventual cash values above the aggregate premium amounts are designed, as in the endorsement method, to be sufficient to pay the promised SERP benefit to the participant. The participant has imputed income each year for the value of the death benefit provided to him or her, and also for any incidental benefits as provided under applicable tax law.

EFSG also maintained a non-qualified restoration plan (the “Restoration Plan”) for eligible employees, which was frozen effective October 31, 2002. The Company recorded a gain of $2.3 million in 2002 related to the curtailment of this plan. Participants in the Restoration Plan eligible for participation in the SERP began participating in the Company’s SERP effective November 1, 2002.

In addition to providing pension benefits, the Company provides certain healthcare and life insurance benefits to retired employees of the Company, Radian Guaranty and EFSG and its subsidiaries, who were hired before January 1, 1990 under a postretirement welfare plan (the “Postretirement Welfare Plan”). Until its curtailment on August 31, 2002, EFSG had a plan that provided certain healthcare benefits for retired employees (the “Enhance Postretirement Medical Plan”). The plan was frozen effective August 31, 2002 so that only employees of EFSG and it subsidiaries hired before February 2, 1990 are eligible for the retirement benefits available under this plan, and the Company recorded a gain of approximately $0.7 million in 2002 from the curtailment of this plan. The expense for postretirement benefit costs for 2004 was $12.1 thousand as compared to a credit of $82 thousand for 2003, due to the curtailment of the Enhance Postretirement Medical Plan, and the expense for 2002 was $0.3 million. The Company accrues the estimated cost of retiree medical and life benefits over the period during which employees render the service that qualifies them for benefits. All of the Company’s plans together are referred to in the tables below as the “Radian Plans.”

The funded status of the Pension Plan and SERP, the Postretirement Welfare Plan, and the EFSG Pension Plan and Restoration Plan were as follows (in thousands):

Radian Plans

	Pension Plan/SERP		Postretirement Welfare Plan
	2004	2003	2004	2003
Change in Benefit Obligation
Benefit obligation at beginning of year	$26,620	$15,608	$463	$415
Service cost	4,231	3,079	9	9
Interest cost	1,606	1,238	26	26
Increase due to Plan amendments	—	2,016	—	—
Plan participants’ contributions	—	—	15	24
Actuarial loss	645	4,135	14	21
Effects of plan merger	—	624	—	—
Benefits paid	(154)	(80)	(32)	(32)

Benefit obligation at end of year	$32,948	$26,620	$495	$463

Change in Plan Assets
Fair value of plan assets at beginning of year	$8,655	$6,226	$—	$—
Actual return on plan assets	1,079	1,509	—	—
Employer contributions	2,426	1,000	17	8
Plan participants’ contributions	—	—	15	24
Benefits paid	(154)	(80)	(32)	(32)

Fair value of plan assets at end of year	$12,006	$8,655	$—	$—

Underfunded status of the plan	$(20,942)	$(17,965)	$(495)	$(463)
Unrecognized prior service cost	7,097	2,995	(62)	(69)
Unrecognized net actuarial loss (gain)	2,697	7,025	(134)	(165)

Accrued benefit cost	$(11,148)	$(7,945)	$(691)	$(697)

The accrued benefit cost for the Company’s and EFSG’s pension plans, the SERP, the Restoration Plan and postretirement plans is included in accounts payable and accrued expenses on the Consolidated Balance Sheets.

The accumulated benefit obligation at December 31, 2004 and 2003 for the Radian Pension Plan/SERP was $21.1 million and $16.5 million, respectively.

EFSG Plan

	EFSG Pension Plan/Restoration Plan
	2004	2003
Change in Benefit Obligation
Benefit obligation at beginning of period	$7,340	$6,668
Interest cost	60	431
Amendments	74	—
Actuarial gain	(32)	—
Effects of plan merger	—	(624)
Benefits paid	(7,368)	865

Benefit obligation at end of year	$74	$7,340

Change in Plan Assets
Fair value of plan assets at beginning of period	$5,942	$5,073
Actual return on plan assets	101	869
Employer contributions	1,325	—
Benefits paid	(7,368)	—

Fair value of plan assets at end of year	$—	$5,942

Under funded status of the plan	$(74)	$(1,398)
Unrecognized transition obligation	—	(64)
Unrecognized net actuarial (gain) loss	(62)	—

Accrued benefit cost	$(136)	$(1,462)

The accumulated benefit obligation for the EFSG Pension Plan/Restoration Plan at December 31, 2004 and 2003 was $74 thousand and $7.3 million, respectively.

The components of the Pension Plan/SERP benefit and net period postretirement benefit costs are as follows (in thousands):

Radian Plans

	Pension Plan/SERP			Postretirement Welfare Plan
	2004	2003	2002	2004	2003	2002
Service cost	$4,232	$3,079	$1,702	$9	$9	$10
Interest cost	1,605	1,238	864	27	26	26
Expected return on plan assets	(841)	(568)	(553)	—	—	—
Amortization of prior service cost	298	298	156	(6)	(6)	(6)
Recognized net actuarial loss (gain)	334	185	76	(18)	(12)	(11)

Net periodic benefit cost	$5,628	$4,232	$2,245	$12	$17	$19

EFSG Plan

	EFSG Pension Plan
	2004	2003	2002
Service cost	$—	$—	$1,299
Interest cost	60	431	777
Expected return on plan assets	(62)	(431)	(313)
Amortization of transition obligation	—	—	2
Amortization of prior service cost	—	—	162
Recognized net actuarial gain	—	—	(314)

Net periodic benefit cost	$(2)	$—	$1,613
Curtailment/settlement charge	—	—	(5,347)

Total financial statement impact	$(2)	$—	$(3,734)

Assumptions used to determine net pension and net periodic postretirement benefit costs are as follows:

Radian Plans

	Pension Plan/SERP			Postretirement Welfare Plan
	2004	2003	2002	2004	2003	2002
Weighted average assumptions as of December 31:
Discount rate	6.00%	6.75%	6.75%	5.75%	6.75%	7.00%
Expected return on plan assets	8.50%	8.50%	8.50%	—	—	—
Rate of compensation increase	4.25%	4.50%	4.50%	—	—	—

EFSG Plan

	EFSG Pension Plan/ Restoration Plan
	2004	2003	2002
Weighted average assumptions as of December 31:
Discount rate	n/a	n/a	6.25%
Expected return on plan assets	n/a	n/a	8.50%
Rate of compensation increase	n/a	n/a	6.00%

Weighted average assumptions used to determine net pension and net periodic postretirement benefit obligation at December 31, 2004 and 2003 were as follows:

Radian Plans

	Pension Plan/ SERP		Postretirement Welfare Plan
	2004	2003	2004	2003
Discount Rate	5.75%	6.00%	5.75%	6.00%
Expected return on plan assets	8.50%	8.50%	n/a	n/a
Rate of compensation increase	4.25%	4.50%	n/a	n/a

EFSG Plan

	EFSG Pension Plan/ Restoration Plan
	2004	2003
Discount Rate	5.00%	4.93%
Expected return on plan assets	n/a	8.50%
Rate of compensation increase	n/a	4.50%

The selected long-term rate on assets (8.50%) was primarily based on the allocation of the Pension Plan’s assets (approximately 60% equities and 40% fixed-income investments) coupled with the actual expected returns provided by the Company’s investment advisor by asset type. This assumption is a long-term assumption that has been in place for more than seven years. The Company has periodically reviewed its assumptions against various capital market simulations to assure that its assumptions remain reasonable. The Company believes that an 8.5% long-term return assumption remains reasonable in calculating pension expense.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid according to the following schedule (in thousands):

	Pension Plan/ SERP	Postretirement Welfare Plan
2005	$135	$17
2006	204	19
2007	235	18
2008	462	18
2009	388	20
Years 2010-2014	3,959	119

Total	$5,383	$211

Contributions

The Company expects to contribute $2.8 million to its pension plan and $20 thousand to its other postretirement benefit plans in 2005. The Company expects to contribute $40 thousand to EFSG’s other post retirement benefit plan in 2005.

Due to the nature of the Postretirement Welfare Plan, no increase is assumed in the Company’s obligation due to any increases in the per-capita cost of covered healthcare benefits.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act (“the Act”) of 2003 was signed into law. FASB Staff Position No. 106-2 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” issued in May 2004 provides guidance on the accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide prescription drug benefits and requires those employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Act. The postretirement healthcare obligations contained in this disclosure do not reflect any impact due to Medicare Part D legislation. Based upon the Radian Group Inc. Postretirement Welfare Plan’s benefits, the Medicare Modernization Act is not expected to have a significant effect on the plan costs.

At December 31, 2004 and 2003, the accumulated postretirement benefit obligation under the EFSG Postretirement Medical Plan was $0.4 million and $1.0 million, respectively, and was not funded. At December 31, 2004, the discount rate used in determining the accumulated postretirement benefit obligation was 5.75% and the healthcare trend was 8.5% graded to 5.5% after 6 years.

In addition to the Pension Plan, the SERP and the Postretirement Welfare Plan, the Company also maintains a Savings Incentive Plan, which covers substantially all full-time and all part-time employees of the Company, Radian Guaranty, RadianExpress and, effective January 1, 2003, EFSG and its subsidiaries, employed for a minimum of 90 consecutive days. Participants can contribute up to 25% of their base earnings as pretax contributions. The Company will match at least 25% of the first 6% of base earnings contributed in any given year. These matching funds are subject to certain vesting requirements. The expense to the Company for matching funds for the years ended December 31, 2004, 2003 and 2002 was $2.8 million, $2.7 million and $1.4 million, respectively.

Until its termination on December 31, 2002, Financial Guaranty had a savings incentive plan. Under this plan, employees of EFSG and its subsidiaries could contribute up to 15% of their base earnings as pretax contributions. EFSG would match 50% of the first 6% of base salary made to the plan by eligible employees. The expense to EFSG in 2002 was $176,000. Effective January 1, 2003, EFSG’s savings incentive plan participants became part of the Company’s Savings Incentive Plan.

14.	Commitments, Contingencies and Off-Balance-Sheet Arrangements

The U.S. Department of Housing and Urban Development (“HUD”) proposed a rule under the Real Estate Settlement Procedures Act (“RESPA”) to create an exemption from Section 8(a) of RESPA. The proposed rule would have made the exemption available to lenders that, at the time a borrower submits a loan application, give the borrower a firm, guaranteed price for all the settlement services associated with the loan, commonly referred to as “bundling.” In 2003, HUD withdrew the proposed rule and submitted another proposed rule to the Office of Management and Budget, which also subsequently was withdrawn. If bundling is exempted from RESPA, mortgage lenders may have increased leverage over the Company and the premiums the Company is able to charge for mortgage insurance could be negatively affected.

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

The Company has guaranteed payments of up to $25.0 million of a revolving credit facility issued to Sherman, a 41.5%-owned affiliate of the Company. This facility expired December 31, 2004, but has been renewed until December 31, 2005. There have been no drawdowns under this facility.

The Company has provided to an affiliate of Sherman, in an arms-length transaction, a $150 million financial guaranty policy in connection with the structured financing of several pools of receivables previously acquired by Sherman.

Mortgage Insurance utilizes its underwriting skills to provide an outsourced underwriting service to its customers. Mortgage Insurance often gives recourse to its customers on loans it underwrites for compliance. If the loan does not meet agreed-upon guidelines and is not salable in the secondary market for that reason, Mortgage Insurance agrees to remedy the situation either by placing mortgage insurance coverage on the loan, by purchasing the loan, or by indemnifying the lender against future loss. During 2004, less than 1% of all loans were subject to these remedies and the costs associated with these remedies were immaterial. The Company had total losses from sales and remedies in 2004 of approximately $3.5 million. Providing these remedies means the Company assumes some credit risk and interest rate risk if an error is found during the limited remedy period in the agreements governing the Company’s provision of contract underwriting services. Rising mortgage interest rates or an economic downturn may expose the mortgage insurance business to higher losses. In 2003, the Company had provisions for contract underwriting remedies of $2.9 million. In 2004, the Company’s provisions were approximately $11.9 million and the Company’s reserve at December 31, 2004 was $7.3 million.

The Company has reinsurance agreements with its monoline financial guaranty primary insurance customers. These reinsurance agreements generally are subject to termination (i) upon written notice (ranging from 90 to 120 days) before the specified deadline for renewal, (ii) at the option of the ceding company if the Company fails to maintain certain financial, regulatory and rating agency criteria that are equivalent to or more stringent than those the Company is otherwise required to maintain for its own compliance with New York insurance law and to maintain a specified financial strength rating for the particular insurance subsidiary or (iii) upon certain changes of control of the Company. Upon termination under the conditions set forth in (ii) and (iii) above, the Company may be required (under some of its reinsurance agreements) to return to the ceding company all unearned premiums, less ceding commissions, attributable to reinsurance ceded pursuant to such agreements. Upon the occurrence of the conditions set forth in (ii) above, whether or not an agreement is terminated, the Company may be required to obtain a letter of credit or alternative form of security to collateralize its obligation to perform under such agreement or it may be obligated to increase the level of ceding commission paid.

The Company leases office space for use in its operations. Net rental expense in connection with these leases totaled $8,124,000, $9,574,000 and $7,086,000 in 2004, 2003 and 2002, respectively. The commitment for non-cancelable operating leases in future years is as follows (in thousands):

2005	$11,939
2006	10,783
2007	10,571
2008	10,688
2009	10,839
Thereafter	62,712

$117,532

The commitment for non-cancelable operating leases in future years has not been reduced by future minimum sublease rental payments aggregating approximately $33,037,000. A portion of these payments relates to subleases to affiliates of the Company.

15.	Quarterly Financial Data (Unaudited)
(in thousands, except per-share information)

	2004 Quarters
	First	Second	Third	Fourth		Year
Net premiums written	$181,428	$331,269	$282,530	$287,260		$1,082,487
Net premiums earned	243,420	259,249	264,048	262,767		1,029,484
Net investment income	49,705	50,879	51,086	52,679		204,349
Net gains on sales of investments	26,676	5,287	8,993	9,843		50,779
Net change in fair value of derivative instruments	4,647	12	(2,083)	44,559		47,135
Provision for losses	114,767	116,560	114,125	111,382		456,834
Policy acquisition and other operating expenses	75,442	83,796	83,562	84,717		327,517
Equity in net income of affiliates	32,482	52,172	45,926	49,970		180,550
Net income	120,010	120,503	122,171	155,969		518,653
Diluted net income per share (1) (2)	$1.22	$1.23	$1.27	$1.62		$5.33
Weighted average shares outstanding (1)	98,888	98,713	97,197	96,832		97,908

	2003 Quarters
	First	Second	Third	Fourth		Year
Net premiums written	$252,360	$273,896	$285,517	$298,704		$1,110,477
Net premiums earned	226,129	255,012	261,043	265,999		1,008,183
Net investment income	46,672	47,004	46,365	46,122		186,163
Net gains on sales of investments	4,025	2,824	1,778	8,760		17,387
Net change in fair value of derivative instruments	(7,898)	(4,829)	6,072	10,794		4,139
Provision for losses	67,758	95,540	100,762	211,994	(3)	476,054
Policy acquisition and other operating expenses	75,458	87,933	85,210	90,994		339,595
Equity in net income of affiliates	14,888	33,859	21,287	35,442		105,476
Net income	104,772	111,674	113,978	55,477		385,901
Diluted net income per share (1) (2)	$1.08	$1.15	$1.16	$0.57		$3.95
Weighted average shares outstanding (1)	98,107	98,170	98,696	98,838		98,453

(1)	Diluted net income per share and average shares outstanding per SFAS No. 128, “Earnings Per Share.” Amounts for the first three quarters of 2004 and all of 2003 have been revised to reflect the inclusion of shares underlying contingently convertible debt. See Note 1 and 2.
(2)	Net income per share is computed independently for each period presented. Consequently, the sum of the quarters may not equal the total net income per share for the year.
(3)	Includes $96 million related to a single manufactured housing transaction.

16.	Fair Value of Financial Instruments

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

Fixed-Maturity and Equity Securities—The fair values of fixed-maturity securities and equity securities are based on quoted market prices or dealer quotes. For investments that are not publicly traded, management has made estimates of fair value that consider each issuer’s financial results, conditions and prospects, and the values of comparable public companies.

Trading Securities—The fair values of trading securities are based on quoted market prices, dealer quotes or estimates using quoted market prices for similar securities.

Short-Term Investments—Fair values of short-term investments approximate amortized cost.

Other Invested Assets—The fair value of other invested assets (residential mortgage-backed securities) is based on the present value of the estimated net future cash flows, including annual distributions and net cash proceeds from the exercise of call rights, using relevant market information.

Unearned Premiums—In the mortgage insurance business, because the majority of the premiums received are cash-basis, the fair value is assumed to equal the book value. The fair value of unearned premiums in the financial guaranty insurance business, net of prepaid reinsurance premiums, is based on the estimated cost of entering into a cession of the entire portfolio with third-party reinsurers under current market conditions, adjusted for commissions based on current market rates.

Reserve for Losses—The carrying amount is a reasonable estimate of the fair value.

Long-Term Debt—The fair value is estimated based on the quoted market prices for the same or similar issue or on the current rates offered to the Company for debt of the same remaining maturities.

	December 31
	2004		2003
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Assets:
Fixed-maturity and equity securities	$4,920,755	$4,929,924	$4,693,890	$4,710,955
Trading securities	86,342	86,342	53,806	53,806
Short-term investments	459,718	459,718	255,073	255,073
Other invested assets	3,253	3,253	4,593	4,593
Liabilities:
Unearned premiums	770,208	647,032	718,649	596,063
Reserve for losses	801,012	801,012	790,380	790,380
Long-term debt	717,640	770,762	717,404	779,850

17.	Capital Stock

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

On May 11, 2004, the Company announced that its Board of Directors authorized the repurchase of up to 3.0 million shares of its common stock on the open market. On September 8, 2004, the Company announced that its Board of Directors authorized the repurchase of up to 2.0 million additional shares of its common stock on the open market. Shares were repurchased from time to time depending on market conditions, share price and other factors. These purchases were funded from available working capital. At December 31, 2004, 2.2 million shares had been repurchased under this program at a cost of approximately $102.0 million. All remaining shares under the program were purchased subsequent to December 31, 2004, at a cost of approximately $133.8 million.

On February 15, 2005, the Company announced that its Board of Directors authorized the repurchase of up to 5.0 million shares of its common stock on the open market under a new repurchase plan. This plan has similar characteristics to the previous plans. Repurchases under this plan commenced upon approval in February of 2005. The Company may also begin purchasing shares on the open market to meet option exercise obligations, to fund 401(k) matches and purchases under the Company’s Employee Stock Purchase Plan and the Company and may consider future stock repurchase programs.

The Company may also begin purchasing shares on the open market to meet option exercise obligations, to fund 401(k) matches and purchases under the Company’s Employee Stock Purchase Plan, and the Company and may consider future stock repurchase programs.

18.	Other

On November 8, 2004, the remaining primary insurer customer with recapture rights notified the Company of its intent to recapture, effective February 28, 2005, approximately $6.4 billion of par in force that it had ceded to Financial Guaranty through December 31, 2004, including $50.6 million of written premiums as of December 31, 2004, $3.9 million of which already had been treated as earned under GAAP and would be recorded as an immediate reduction of earned premiums at the time of the recapture. This return of unearned premiums would also require an increase in policy acquisition costs of $0.9 million. The aggregate result would be a reduction in pre-tax income of $4.8 million, or approximately $0.03 per share after tax. The amount of future lost premiums due to this recapture will be approximately $129.7 million, which is made up of the unearned premium balance and the value of future installment premiums. The total approximate reduction in pre-tax income for 2005 including the immediate impact is expected to be $12.3 million or approximately $.08 per share after tax.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

The Company is committed to providing accurate and timely disclosure in satisfaction of its SEC reporting obligations. In 2002, the Company established a disclosure committee and formalized its disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in providing reasonable assurance that the information required to be disclosed by the Company in its reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported on a timely basis, and that this information is accumulated and communicated to management as appropriate to allow for timely decisions regarding required disclosures.

Management’s annual report on internal control over financial reporting and the related report of the Company’s independent registered public accounting firm appear elsewhere in this report.

There was no change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2004 that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 30, 2005. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 30, 2005. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 30, 2005. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.

Item 13.	Certain Relationships and Related Transactions

None.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 30, 2005. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)

	1.	Financial statements—For a list of the Financial Statements filed herewith, see the Index to Consolidated Financial Statements preceding Item 8 of Part II of this report.

	2.	Financial statement schedules—The financial statement schedules listed in the accompanying “Index to Financial Statement Schedules” are filed as part of this report.

	3.	Exhibits—The exhibits listed in the accompanying “Index to Exhibits” are filed as part of this report.

(c)	The response to Item 15(c) is contained in Item 15 (a) (3) above.

(d)	The response to Item 15(d) is contained on pages F-1 through F-6 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2005.

Radian Group Inc.

By:	/s/ Frank P. Filipps
Frank P. Filipps, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 1, 2005 by the following persons on behalf of the registrant and in the capacities indicated.

Name	Title

/s/ Frank P. Filipps Frank P. Filipps	Chairman of the Board and Chief Executive Officer

/s/ Roy J. Kasmar Roy J. Kasmar	President, Chief Operating Officer and Director

/s/ C. Robert Quint C. Robert Quint	Executive Vice President, Chief Financial Officer

/s/ John J. Calamari John J. Calamari	Senior Vice President and Controller, Principal Accounting Officer

/s/ Herbert Wender Herbert Wender	Lead Director

/s/ David C. Carney David C. Carney	Director

/s/ Howard B. Culang Howard B. Culang	Director

/s/ Stephen T. Hopkins Stephen T. Hopkins	Director

/s/ James W. Jennings James W. Jennings	Director

/s/ Ronald W. Moore Ronald W. Moore	Director

/s/ Jan Nicholson Jan Nicholson	Director

/s/ Robert W. Richards Robert W. Richards	Director

/s/ Anthony W. Schweiger Anthony W. Schweiger	Director

I NDEX TO FINANCIAL STATEMENT SCHEDULES

(Item 15(a) (2))

All other schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements and notes thereto.

Radian Group Inc.

Schedule I

Summary of Investments—Other Than Investments in Related Parties

December 31, 2004

Type of Investment	Amortized Cost	Fair Value	Amount at Which Shown on the Balance Sheet
	(in thousands)
Fixed Maturities:
Bonds:
U.S. government securities	$62,273	$63,875	$63,875
U.S. government sponsored enterprises	52,533	52,378	52,378
State and municipal obligations	3,360,728	3,517,104	3,507,935
Corporate obligations	109,664	115,553	115,553
Convertible securities	308,349	318,334	318,334
Asset-backed securities	216,844	217,060	217,060
Private placements	63,985	64,580	64,580
Foreign governments	127,265	130,024	130,024
Redeemable preferred stocks	106,149	115,521	115,521

Total fixed maturities	4,407,790	4,594,429	4,585,260
Trading securities	65,359	86,342	86,342
Equity securities	250,558	335,495	335,495
Short-term investments	459,718	459,718	459,718
Other invested assets	3,253	3,253	3,253

Total investments other than investments in related parties	$5,186,678	$5,479,237	$5,470,068

Radian Group Inc.

Schedule II—Condensed Financial Information of Registrant

Condensed Balance Sheets

Parent Company Only

	December 31
	2004	2003
	(in thousands, except share and per-share amounts)
Assets
Investments
Fixed maturities held to maturity—at amortized cost (fair value $517 and $544)	$507	$511
Fixed maturities available for sale—at fair value (amortized cost $63,225 and $174,782)	65,349	179,767
Short-term investments	37,677	31,399
Trading securities	11,287	8,229
Equity securities	77,762	1,198
Cash	3,673	171
Investment in subsidiaries, at equity in net assets	4,104,387	3,693,170
Investments in affiliates	—	29,401
Debt issuance costs	6,418	7,017
Due from affiliates, net	11,229	3,261
Property and equipment, at cost (less accumulated depreciation of $15,398 and $3,901)	23,471	26,375
Other assets	52,457	20,733
Dividends receivable from subsidiary	100,000	—

Total assets	$4,494,217	$4,001,232

Liabilities and Stockholders’ Equity
Accounts payable—other	$36,346	$28,105
Notes payable	347	2,933
Federal income taxes	40,705	16,609
Accrued interest payable	10,124	10,337
Long-term debt	717,640	717,404

Total liabilities	805,162	775,388

Common stockholders’ equity
Common stock: par value $.001 per share; 200,000,000 shares authorized; 96,560,912 and 95,851,346 shares issued in 2004 and 2003, respectively	97	96
Treasury stock: 4,280,305 and 1,840,044 shares in 2004 and 2003, respectively	(176,242)	(60,503)
Additional paid-in capital	1,282,433	1,259,559
Retained earnings	2,397,626	1,886,548
Accumulated other comprehensive income	185,141	140,144

Total common stockholders’ equity	3,689,055	3,225,844

Total liabilities and stockholders’ equity	$4,494,217	$4,001,232

See Supplemental Notes.

Radian Group Inc.

Schedule II—Condensed Financial Information of Registrant

Condensed Statements of Income

Parent Company Only

	Year Ended December 31
	2004	2003	2002
	(in thousands)
Revenues:
Dividends from subsidiaries	$254,271	$22,875	$103,780
Net investment income	—	482	6,062
Gain (loss) on sales of investments	3,456	3,215	(3,417)
Change in fair value of derivative instruments	2,124	—	—

Total revenues	259,851	26,572	106,425

Expenses:
Interest expense	—	7,629	23,569
Operating expenses	—	6,636	17,215

Total expenses	—	14,265	40,784

Equity in net income of affiliates	668	9,113	230

Income before income taxes and equity in undistributed income of subsidiaries	260,519	21,420	65,871
Provision (benefit) for income taxes	2,297	1,781	(14,607)

Income before equity in undistributed income of subsidiaries	258,222	19,639	80,478
Equity in undistributed net income of subsidiaries	260,431	366,262	346,691

Net income	$518,653	$385,901	$427,169

See Supplemental Notes.

Radian Group Inc.

Schedule II—Condensed Financial Information of Registrant

Condensed Statements of Cash Flows

Parent Company Only

	Year Ended December 31
	2004	2003	2002
	(in thousands)
Cash flows from operating activities:
Net income	$518,653	$385,901	$427,169
Adjustments to reconcile net income to net cash provided by operating activities
Net (gains) losses on sales of investments	(3,451)	(2,097)	3,474
Change in fair value of derivative instruments	(2,124)	(1,118)	(57)
Equity in earnings of affiliates	(668)	(9,113)	(230)
Purchase of trading securities	(7,301)	—	—
Sales of trading securities	5,977	(8,229)	—
Equity in undistributed net income of subsidiaries	(260,431)	(366,262)	(346,691)
Increase in federal income taxes	24,096	6,529	11,436
Decrease in notes payable	(2,586)	(1,585)	(1,418)
Non-cash dividends from subsidiaries	(86,778)	—
Dividends receivable from subsidiaries	(100,000)	—
Change in other assets, accounts payable and other liabilities	(41,362)	(2,731)	2,467

Net cash provided by operating activities	44,025	1,295	96,150

Cash flows from investing activities:
Sales/redemptions of fixed-maturity investments available for sale	149,124	186,738	119,213
Purchases of fixed-maturity investments available for sale	(72,844)	(317,298)	(169,533)
Redemptions of fixed-maturity investments held to maturity	—	—	9,226
Purchases of short term investments—net	(6,276)	(29,317)	10,835
Purchase of equity securities	(3,794)	(1,198)	—
Sales of equity securities	5,570	—	—
Investments in affiliate	(5,501)	—	(20,000)
Proceeds from sales of investment in affiliates	2,229	—	—
Purchases of property and equipment	(8,592)	(25,749)	(4,528)
Other	—	—	(700)

Net cash used in investing activities	59,916	(186,824)	(55,487)

Cash flows from financing activities:
Dividends paid	(7,575)	(7,491)	(9,608)
Capital contributions, net of dividends	—	(65,266)	(189,778)
Purchase of treasury stock, net	(115,739)	(8,635)	(43,994)
Issuance of long-term debt	—	246,167	215,936
Redemption of preferred stock	—	—	(43,003)
Capital issuance costs	—	(2,353)	—
Proceeds from issuance of common stock	22,875	23,215	28,611

Net cash (used in) provided by financing activities	(100,439)	185,637	(41,836)

Increase (decrease) in cash	3,502	108	(1,173)
Cash, beginning of year	171	63	1,236

Cash, end of year	$3,673	$171	$63

See Supplemental Notes.

Schedule II—Condensed Financial Information of Registrant

Parent Company Only

Supplemental Notes

Note A

Radian Group Inc. (the “Parent Company”) provides certain services to its subsidiaries. In April 2003, after approval by the various state Commissioners of Insurance, the Parent Company started charging back to its subsidiaries, based on calculated GAAP capital or percentage of time, certain amounts it incurs primarily in the capacity of supporting those subsidiaries. As such, all net investment income, other income, operating expenses and interest expense has been allocated to the subsidiaries since that time. Amounts charged to the subsidiaries for these costs is the actual cost, without any mark-up, except for the amounts charged to the U.K. subsidiaries for which a reasonable mark-up is charged. The Parent Company considers these charges fair and reasonable. The subsidiaries reimburse the Parent Company for these costs in a timely manner. This has the impact of improving the cash flows of the Parent Company and reducing dividends to the Parent Company.

Radian Group Inc.

Schedule IV—Reinsurance

Insurance Premiums Earned

Years Ended December 31, 2004, 2003 and 2002

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
	(in thousands)
2004	$1,008,062	$90,272	$111,694	$1,029,484	10.85%

2003	$929,370	$69,900	$148,713	$1,008,183	14.75%

2002	$799,827	$69,582	$116,880	$847,125	13.80%

INDEX TO EXHIBITS

(Item 15(a) (3))

Exhibit Number	Exhibit
2.1

Agreement and Plan of Merger dated as of November 22, 1998 between the Registrant and Amerin Corporation (incorporated by reference to Appendix I to the Registrant’s Registration Statement on Form S-4 filed on May 6, 1999)

2.2

Agreement and Plan of Merger dated as of November 13, 2000 among the Registrant, GOLD Acquisition Corporation, and Enhance Financial Services Group Inc. (incorporated by reference to Annex A to the Registrant’s Registration Statement on Form S-4 filed on December 27, 2000)

3.1

Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated May 11, 2004 and filed on May 12, 2004)

3.2	By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated May 11, 2004 and filed on May 12, 2004)

4.1	Specimen certificate for Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)

4.2

Indenture dated May 29, 2001 between the Registrant and First Union National Bank, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4 filed on July 19, 2001)

4.3	Form of 7.75% Debentures Due 2011 (included within Exhibit 4.2)

4.4

Registration Rights Agreement dated October 27, 1992 between the Registrant and Commonwealth Land Title Insurance Company (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-4 filed on July 19, 2001)

4.5

Indenture dated January 11, 2002 between the Registrant and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

4.6	Form of 2.25% Senior Convertible Debenture Due 2022 (included within Exhibit 4.5)

4.7

Registration Rights Agreement dated January 11, 2002 among the Registrant, Banc of America Securities LLC and Lehman Brothers Inc. (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 filed on April 19, 2002)

4.8

Indenture dated as of February 14, 2003 between the Registrant and Wachovia Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003)

4.9	Form of 5.625% Senior Notes Due 2013 (included within Exhibit 4.8)

4.10

Registration Rights Agreement dated February 14, 2003 among the Registrant, Banc of America Securities LLC, Lehman Brothers Inc., Wachovia Securities, Inc., Bear Stearns & Co. Inc. and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003)

10.1

Tax Allocation Agreement dated as of April 1, 1992, among Reliance Insurance Company and certain of its subsidiaries, including the Registrant (incorporated by reference to Exhibit 10.01 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

Exhibit Number	Exhibit
+10.2

Form of Change of Control Agreement between the Registrant and each of Frank P. Filipps, Paul F. Fischer, and C. Robert Quint (dated January 25, 1995), Howard S. Yaruss (dated October 30, 1997), Roy J. Kasmar (dated March 12, 1999), Bruce Van Fleet (dated July 19, 2000), John Calamari and Mark Casale (dated November 9, 2004) and Robert Croner (dated November 9, 2004, striking the words “2.0 times” from Section 3(c)) (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

+10.3

Form of Second Amended and Restated Change-In-Control Protection Agreement dated November 15, 1999 between Enhance Financial Services Group Inc. and Martin Kamarck, amended and restated as of March 23, 2000 (incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

+10.4	Form of Stock Option Grant Letter (incorporated by reference to Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2004)

+10.5	Radian Group Inc. Pension Plan (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

+10.6	Amendment No. 1 to Radian Group Inc. Pension Plan (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002)

+10.7

Radian Group Inc. Supplemental Executive Retirement Plan (Amended and Restated Effective January 1, 2002) (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002)

+10.8	Radian Group Inc. Savings Incentive Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

+10.9	Amendment No. 1 to Radian Group Inc. Savings Incentive Plan (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002)

+10.10	Radian Group Inc. 1992 Stock Option Plan (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

+10.11

Radian Group Inc. Equity Compensation Plan (Amended and Restated as of February 8, 2005) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 8, 2005 and filed on February 14, 2005)

+10.12	Radian Group Inc. Performance Share Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 8, 2005 and filed on February 14, 2005)

+10.13	Form of Performance Share Award Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated February 8, 2005 and filed on February 14, 2005)

+10.14	Radian Group Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)

+10.15	Radian Group Inc. 1997 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10 to the Registrant’s Registration Statement on Form S-8 filed on November 20, 1997)

+10.16

Amerin Corporation Second Amendment and Restatement of 1992 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002)

Exhibit Number	Exhibit
+10.17

Enhance Financial Services Group Inc. Long Term Incentive Plan for Key Employees (Amended and Restated as of June 6, 1996) (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002)

+10.18

Enhance Financial Services Group Inc. 1997 Long Term Incentive Plan for Key Employees (As Amended Through June 3, 1999) (incorporated by reference to Exhibit 10.2.2 to the Quarterly Report on Form 10-Q for the period ended June 30, 1999, of Enhance Financial Services Group Inc.)

+10.19

Enhance Reinsurance Company Supplemental Pension Plan (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K for the year ended December 31, 1999, of Enhance Financial Services Group Inc.)

+10.20

Enhance Financial Services Group Inc. Non-Employee Director Stock Option Plan (As Amended December 11, 1997) (incorporated by reference to Annex A to the Schedule 14A of Enhance Financial Services Group Inc. filed on May 4, 1998)

*+10.21	Transition and Retirement Agreement, dated as of November 22, 2004, between the Registrant and Frank P. Filipps

*+10.22	Retention Agreement, dated as of February 14, 2005 between the Registrant and Roy J. Kasmar

*+10.23	Retention Agreement, dated as of February 14, 2005 between the Registrant and C. Robert Quint

*+10.24	Retention Agreement, dated as of February 14, 2005 between the Registrant and Martin Kamarck

*+10.25	Retention Agreement, dated as of February 14, 2005 between the Registrant and Howard S. Yaruss

*+10.26	Retention Agreement, dated as of February 14, 2005 between the Registrant and Mark Casale

*+10.27	Retention Agreement, dated as of February 14, 2005 between the Registrant and Robert Croner

*+10.28	Certain Compensation Arrangements with Directors and Named Executive Officers for 2005

+10.29	Form of Phantom Stock Agreement for Employees (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated February 8, 2005 and filed on February 14, 2005)

+10.30

Form of Phantom Stock Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K dated February 8, 2005 and filed on February 14, 2005)

10.31	Form of Radian Guaranty Inc. Master Policy, effective June 1, 1995 (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-4 July 19, 2001)

10.32

Risk-to-Capital Ratio Maintenance Agreement between the Registrant and Commonwealth Mortgage Assurance Company regarding matters relating to Moody’s financial strength rating as amended through October 22, 1993 (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-4 filed on July 19, 2001)

Exhibit Number	Exhibit

10.33

Net Worth and Liquidity Maintenance Agreement, dated as of October 10, 2000, between Radian Guaranty Inc. and Radian Insurance Inc. (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002)

10.34

Variable Share Quota Share Reinsurance Agreement, effective January 1, 1994, between the Registrant and Capital Mortgage Reinsurance Company (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-4 filed on July 19, 2001)

10.35

Reinsurance Agreement, effective January 1, 1994, between the Registrant and Capital Reinsurance Company (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-4 filed on July 19, 2001)

10.36

Variable Share Quota Share Reinsurance Agreement, effective January 1, 1995, between the Registrant and Capital Mortgage Reinsurance Company (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-4 filed on July 19, 2001)

10.37

Reinsurance Agreement, effective January 1, 1996, between the Registrant and Capital Reinsurance Company (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-4 filed on July 19, 2001)

10.38

Variable Share Quota Share Reinsurance Agreement, effective January 1, 1997, between the Registrant and Capital Mortgage Reinsurance Company (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-4 filed on July 19, 2001)

10.39

Purchase Agreement, among Market Street Custodial Trust I, Market Street Custodial Trust II, Market Street Custodial Trust III, the Registrant, Radian Asset Securities Inc., Lehman Brothers Inc. and Bear, Stearns & Co. Inc. (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated and filed on September 11, 2003)

10.40

Put Option Agreement between Radian Asset Assurance Inc. and Radian Asset Securities Inc. relating to Series A Perpetual Preferred Shares (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated and filed on September 11, 2003)

10.41

Put Option Agreement between Radian Asset Securities Inc. and Market Street Custodial Trust I relating to Series A Perpetual Preferred Shares (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K dated and filed on September 11, 2003)

10.42

Put Option Agreement between Radian Asset Assurance Inc. and Radian Asset Securities Inc. relating to Series B Perpetual Preferred Shares (incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K dated and filed on September 11, 2003)

10.43

Put Option Agreement between Radian Asset Securities Inc. and Market Street Custodial Trust II relating to Series B Perpetual Preferred Shares (incorporated by reference to Exhibit 99.5 to the Registrant’s Current Report on Form 8-K dated and filed on September 11, 2003)

10.44

Put Option Agreement between Radian Asset Assurance Inc. and Radian Asset Securities Inc. relating to Series C Perpetual Preferred Shares (incorporated by reference to Exhibit 99.6 to the Registrant’s Current Report on Form 8-K dated and filed on September 11, 2003)

10.45

Put Option Agreement between Radian Asset Securities Inc. and Market Street Custodial Trust III relating to Series C Perpetual Preferred Shares (incorporated by reference to Exhibit 99.7 to the Registrant’s Current Report on Form 8-K dated and filed on September 11, 2003)

*10.46

Credit Agreement, dated as of December 16, 2004 among the Registrant, The Lenders Party Hereto, Keybank National Association, as Administrative Agent, Lead Arranger, Sole Book Runner, Letter of Credit Issuer, and Swingline Lender Bank of America, N.A. and JPMorgan

Exhibit Number	Exhibit

Chase Bank, N.A., as Co- Syndication Agents and Barclays Bank PLC as Documentation Agent (Schedules omitted. The Registrant will furnish a supplementary copy of any omitted schedules to the SEC upon request.)

10.47

Guaranty Agreement, dated as of August 11, 1999, between Radian Guaranty Inc. and Amerin Guaranty Corporation (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10K for the year ended December 31, 1999)

*21	Subsidiaries of the Registrant

*23	Consent of Deloitte & Touche LLP

*31	Rule 13a-14(a) Certifications

*32	Section 1350 Certifications

*	Filed herewith.
+	Management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(c) of Form 10-K.