Form 10-Q
period 2005-03-31
RADIAN GROUP INC
filed 2005-05-03
CIK 890926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 86,169,094 shares of Common Stock, $0.001 par value, outstanding on April 28, 2005.

Radian Group Inc. and Subsidiaries

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

All statements in this report that address operating performance, events or developments that the Company expects or anticipates may occur in the future are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the U.S. Private Securities Litigation Reform Act of 1995. These statements are made on the basis of management’s current views and assumptions with respect to future events. The forward-looking statements, as well as the Company’s prospects as a whole, are subject to risks and uncertainties including the following:

•	changes in general financial and political conditions, such as extended national or regional economic recessions, business failures, changes in housing values, changes in unemployment rates, changes or volatility in interest rates, changes in investor perceptions of the strength of private mortgage insurers or financial guaranty providers, investor concern over the credit quality of municipalities and corporations, and specific risks faced by the particular businesses, municipalities or pools of assets covered by the Company’s insurance;

•	economic changes in geographic regions where the Company’s mortgage insurance or financial guaranty insurance in force is more concentrated;

•	the loss of customers with whom the Company has a concentration of its mortgage insurance and financial guaranty insurance in force;

•	increased concentration of servicers in the mortgage lending industry making the Company’s mortgage insurance business vulnerable to a single servicer’s inability to track, prevent or mitigate delinquencies or defaults with respect to mortgages insured by the Company;

•	increased severity or frequency of losses associated with certain of the Company’s products that are riskier than traditional mortgage insurance and financial guaranty insurance policies, such as insurance on high-LTV, interest-only, adjustable-rate mortgages and non-prime mortgage loans, credit insurance on non-traditional mortgage-related assets such as net interest margin securities, second mortgages and manufactured housing, credit enhancement of mortgage-related capital market transactions, guaranties on certain asset-backed transactions and securitizations, guaranties on obligations under credit default swaps and trade credit reinsurance;

•	increased commitment to insure mortgage loans with unacceptable risk profiles through the Company’s delegated underwriting program due to a failure by lenders to follow specified underwriting guidelines;

•	material changes in persistency rates of the Company’s mortgage insurance policies caused by changes in refinancing activity, appreciating or depreciating home values and changes in the mortgage insurance cancellation requirements of mortgage lenders and investors;

•	reduced ability to recover amounts paid on defaulted mortgages by taking title to a mortgaged property due to a failure of housing values to appreciate;

•	downgrades of, or other ratings actions with respect to, the insurance financial strength ratings assigned by the major rating agencies to any of the Company’s rated operating subsidiaries at any time, which actions have occurred in the past;

•	intense competition for the Company’s mortgage insurance business from others such as the Federal Housing Administration and Veterans Administration or other private mortgage insurers, and from alternative products such as “80-10-10 loan” structures used by mortgage lenders or other forms of credit enhancement used by investors;

•	changes in the business practices of Fannie Mae and Freddie Mac, the largest purchasers of mortgage loans insured by the Company;

•	intense competition for the Company’s financial guaranty business from other financial guaranty insurers, and from other forms of credit enhancement such as letters of credit, guaranties and credit default swaps provided by foreign and domestic banks and other financial institutions;

•	the application of existing federal or state consumer lending and insurance laws and regulations, or unfavorable changes in these laws and regulations or the way they are interpreted or applied, including the possibility of private lawsuits or investigations by state insurance departments and state attorneys general alleging that services offered by the mortgage insurance industry, such as captive reinsurance, pool insurance and contract underwriting, are violative of the Real Estate Settlement Procedures Act and/or similar state regulations (particularly in light of public reports that some insurance departments may review or investigate captive reinsurance practices used in the mortgage insurance industry);

•	changes in the demand for private mortgage insurance caused by legislative and regulatory changes such as increases in the maximum loan amount that the Federal Housing Administration can insure;

i

•	increases in claim frequency as the Company’s mortgage insurance policies age;

•	changes in the demand for financial guaranty insurance caused by changes in laws and regulations affecting the municipal, asset-backed securities markets and trade credit reinsurance;

•	changes in the Company’s ability to maintain sufficient reinsurance capacity needed to comply with regulatory, rating agency and internal single-risk retention limits in an increasingly concentrated reinsurance market;

•	vulnerability to the performance of the Company’s strategic investments; and

•	the loss of executive officers or other key personnel.

You also should refer to the risks discussed in other documents the Company files with the SEC, including the risk factors detailed in its annual report on Form 10-K for the year ended December 31, 2004 in the section immediately preceding Part I of the report. The Company does not intend to and disclaims any duty or obligation to update or revise any forward-looking statements made in this report to reflect new information or future events or for any other reason.

ii

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

Radian Group Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands except share and per-share amounts)	March 31 2005	December 31 2004
Assets
Investments
Fixed maturities held to maturity – at amortized cost (fair value $177,686 and $188,063)	$170,717	$178,894
Fixed maturities available for sale – at fair value (amortized cost $4,319,678 and $4,228,896)	4,419,572	4,406,366
Trading securities – at fair value (cost $72,271 and $65,359)	95,065	86,342
Equity securities – at fair value (cost $246,298 and $250,558)	308,435	335,495
Short-term investments	225,497	459,718
Other invested assets	3,931	3,253

Total investments	5,223,217	5,470,068
Cash	22,484	30,680
Investment in affiliates	383,023	393,025
Deferred policy acquisition costs	199,943	211,928
Prepaid federal income taxes	481,049	460,149
Provisional losses recoverable	24,284	38,312
Accrued investment income	57,792	60,268
Accounts and notes receivable	66,030	77,125
Property and equipment, at cost (less accumulated depreciation of $52,827 and $48,215)	66,349	69,337
Other assets	198,426	189,928

Total assets	$6,722,597	$7,000,820

Liabilities and Stockholders’ Equity
Unearned premiums	$735,768	$770,208
Reserve for losses and loss adjustment expenses	797,671	801,012
Long-term debt	717,038	717,640
Deferred federal income taxes	823,305	848,224
Accounts payable and accrued expenses	202,223	174,681

Total liabilities	3,276,005	3,311,765

Commitments and Contingencies
Stockholders’ equity
Common stock: par value $.001 per share; 200,000,000 shares authorized; 96,685,308 and 96,560,912 shares issued in 2005 and 2004, respectively	97	97
Treasury stock: 10,279,599 and 4,280,305 shares in 2005 and 2004, respectively	(469,882)	(176,242)
Additional paid-in capital	1,289,526	1,282,433
Retained earnings	2,511,469	2,397,626
Accumulated other comprehensive income	115,382	185,141

Total stockholders’ equity	3,446,592	3,689,055

Total liabilities and stockholders’ equity	$6,722,597	$7,000,820

See notes to unaudited condensed consolidated financial statements.

Radian Group Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Quarter Ended March 31
(in thousands, except per-share amounts)	2005	2004
Revenues:
Premiums written:
Direct	$255,385	$251,517
Assumed	(16,010)	(50,273)
Ceded	(24,535)	(19,816)

Net premiums written	214,840	181,428
Decrease in unearned premiums	32,185	61,992

Net premiums earned	247,025	243,420
Net investment income	50,862	49,705
Gains on sales of investments	11,526	26,676
Change in fair value of derivative instruments	(8,960)	4,647
Other income	6,108	8,400

Total revenues	306,561	332,848

Expenses:
Provision for losses	109,500	114,767
Policy acquisition costs	29,356	22,283
Other operating expenses	51,670	53,159
Interest expense	8,958	9,654

Total expenses	199,484	199,863

Equity in net income of affiliates	51,296	32,482

Pretax income	158,373	165,467
Provision for income taxes	42,761	45,457

Net income	$115,612	$120,010

Net income available to common stockholders	$115,612	$120,010

Basic net income per share	$1.29	$1.28

Diluted net income per share	$1.24	$1.22

Average number of common shares outstanding – basic	89,488	94,022

Average number of common and common equivalent shares outstanding - diluted	94,258	98,888

See notes to unaudited condensed consolidated financial statements.

Radian Group Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY

(UNAUDITED)

					Accumulated Other Comprehensive Income (Loss)
(in thousands)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Foreign Currency Translation Adjustment	Unrealized Holding Gains (Losses)	Total
Balance, January 1, 2005	$97	$(176,242)	$1,282,433	$2,397,626	$14,397	$170,744	$3,689,055
Comprehensive income:
Net income	—	—	—	115,612	—	—	115,612
Unrealized foreign currency translation adjustment, net of tax of $2,348	—	—	—	—	(4,362)	—	(4,362)
Unrealized holding losses arising during the period, net of tax benefit of $31,180	—	—	—	—	—	(57,905)
Less: Reclassification adjustment for net gains included in net income, net of tax of $4,034	—	—	—	—	—	(7,492)

Net unrealized loss on investments, net of tax benefit of $35,214	—	—	—	—	—	(65,397)	(65,397)

Comprehensive income	—	—	—	—	—	—	45,853
Issuance of common stock under incentive plans	—	—	9,168	—	—	—	9,168
Treasury stock purchased, net	—	(293,640)	—	—	—	—	(293,640)
Dividends	—	—	—	(1,769)	—	—	(1,769)
Warrants repurchased by affiliate	—	—	(2,075)	—	—	—	(2,075)

Balance, March 31, 2005	$97	$(469,882)	$1,289,526	$2,511,469	$10,035	$105,347	$3,446,592

See notes to unaudited condensed consolidated financial statements.

Radian Group Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Quarter Ended March 31
(in thousands)	2005	2004
Cash flows from operating activities	$65,423	$21,936

Cash flows from investing activities:
Proceeds from sales of fixed maturity investments available for sale	61,211	363,205
Proceeds from sales of equity securities available for sale	9,704	172,096
Proceeds from redemptions of fixed maturity investments available for sale	39,630	62,718
Proceeds from redemptions of fixed maturity investments held to maturity	8,946	12,304
Purchases of fixed maturity investments available for sale	(187,542)	(554,495)
Purchases of equity securities available for sale	(10,213)	(145,432)
Sales of short-term investments, net	234,562	42,563
(Purchases)/sales of other invested assets	(28)	3,370
Purchases of property and equipment	(2,033)	(5,290)
Distributions from affiliates	60,375	41,550
Other	748	—

Net cash provided (used) in investing activities	215,360	(7,411)

Cash flows from financing activities:
Proceeds from issuance of common stock under incentive plans	9,168	8,265
Purchase of treasury stock, net	(293,640)	(20,171)
Redemption of long-term debt	(663)	—
Dividends paid	(1,769)	(1,885)
Repurchase of warrants	(2,075)	—

Net cash used by financing activities	(288,979)	(13,791)

(Decrease) increase in cash	(8,196)	734
Cash, beginning of period	30,680	67,169

Cash, end of period	$22,484	$67,903

Supplemental disclosures of cash flow information:
Income taxes paid	$29,675	$2,007

Interest paid	$9,637	$9,618

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

In September 2004, Primus Guaranty, Ltd. (“Primus”), a Bermuda holding company and parent to Primus Financial Products, LLC, issued common stock in an initial public offering of its common shares. The Company, which owned an approximate 15% interest in Primus prior to the offering, sold 177,556 shares of its Primus common stock in this offering, receiving approximately $2.2 million and recording a gain of $1.0 million. After this transaction, the Company now owns 4,744,506 shares of Primus or approximately 11% of the common shares outstanding. These shares had a market value of $64.1 million at September 30, 2004. The Company’s investment in Primus, which had previously been included in investment in affiliates on the Condensed Consolidated Balance Sheets, has now been reclassified to the equity securities available for sale category of investments. The Company no longer reports earnings or loss from Primus as equity in earnings of affiliates. All changes in the fair value of the Primus stock are recorded as accumulated other comprehensive income. The Company believes this treatment and presentation is appropriate because after the public offering the Company no longer has influence or control over Primus disproportionate to its percentage of equity ownership.

The Condensed Consolidated Financial Statements are presented on the basis of accounting principles generally accepted in the United States of America (“GAAP”). The Company has condensed or omitted certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP pursuant to the SEC’s rules and regulations.

The financial information presented for interim periods is unaudited; however, such information reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or for any other period.

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

Basic net income per share is based on the weighted average number of common shares outstanding, while diluted net income per share is based on the weighted average number of common shares outstanding and common share equivalents that would be issuable upon the exercise of stock options. Diluted shares assume the conversion of the Company’s senior convertible debentures.

The prior period presentation includes changes from those previously reported that are consistent with the SEC’s interpretation of its rules regarding presentation. In particular, gains and losses on sales of investments and change in fair value of derivative instruments have been moved to revenues, and equity in net income of affiliates has been moved from revenues to a separate item following total expenses. These changes affect the presentation of the Condensed Consolidated Statements of Income, but do not alter total net income.

2 – Derivative Instruments and Hedging Activities

The Company accounts for derivatives under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended and interpreted. In general, SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their respective fair values. All derivative instruments are recognized in the Condensed Consolidated Balance Sheets as either assets or liabilities depending on the rights or obligations under the contracts. Transactions that the Company has entered into that are accounted for under SFAS No. 133 include investments in fixed maturity securities, interest rate swaps, selling credit protection in the form of credit default swaps and certain financial guaranty contracts that are considered credit default swaps. Credit default swaps and certain financial guaranty contracts that are accounted for under SFAS No. 133 are part of the Company’s overall business strategy of offering financial guaranty protection to its customers. The interest rate swaps qualify as hedges and are accounted for as fair value hedges. The embedded equity derivatives contained within the investment in fixed maturity securities and the sale of credit protection in the form of credit default swaps do not qualify as hedges under SFAS No. 133, so changes in their fair value are included in the periods presented in current earnings in the Condensed Consolidated Statements of Income. Net unrealized gains and losses on credit default swaps and certain other financial guaranty contracts are included in other assets or accounts payable and accrued expenses on the Condensed Consolidated Balance Sheets. There is no reserve for losses recognized on derivative contracts. Any equivalent reserve would be embedded in the unrealized gains and losses. Settlements under derivative financial guaranty contracts are charged to other assets or accounts payable and accrued expenses. On a limited basis, the Company engages in derivative settlements to mitigate counterparty exposure and to provide additional capacity to its customers. During the first quarter of 2005, the Company received $2.2 million as settlement proceeds on derivative financial guaranty contracts. The Company received $2.9 million as settlement proceeds on derivative financial guaranty contracts in the corresponding period of 2004. The Company did not pay any amounts as settlements on derivative financial guaranty contracts during either period.

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

A summary of the Company’s derivative information, as of and for the periods indicated, is as follows:

Balance Sheet (In millions)	March 31 2005	December 31 2004	March 31 2004
Trading Securities
Amortized cost	$72.3	$65.4	$42.5
Fair value	95.1	86.3	52.3

Derivative Financial Guaranty Contracts
Notional value	$12,593.0	$12,500.0	$9,000.0

Gross unrealized gains	$66.7	$74.9	$57.3
Gross unrealized losses	55.4	49.6	77.9

Net unrealized gains (losses)	$11.3	$25.3	$(20.6)

The components of the change in fair value of derivative instruments are as follows:

	Three Months Ended March 31
Statements of Income (In millions)	2005	2004
Trading Securities	$1.8	$6.2
Gain on termination of Treasury rate lock	1.0	—
Derivative Financial Guaranty Contracts	(11.8)	(1.6)

Net (losses) gains	$(9.0)	$4.6

The following table presents information at March 31, 2005 and December 31, 2004 related to net unrealized gains or losses on derivative financial guaranty contracts (included in other assets or accounts payable and accrued expenses on the Condensed Consolidated Balance Sheets).

	March 31 2005	December 31 2004
	(in millions)
Balance at January 1	$25.3	$(16.1)
Net unrealized (losses) gains recorded	(11.8)	29.7

Settlements of derivatives contracts
Receipts	(2.2)	(2.9)
Payments	—	14.6

Balance at end of period	$11.3	$25.3

The application of SFAS No. 133, as amended, could result in volatility from period to period in gains and losses as reported on the Company’s Condensed Consolidated Statements of Income. These gains and losses result primarily from changes in corporate credit spreads, changes in the creditworthiness of underlying corporate entities, and the equity performance of the entities underlying the convertible investments. Any incurred losses on such contracts would run through the change in the fair value of derivatives. The Company is unable to predict the effect this volatility may have on its financial position or results of operations.

The Company has entered into derivatives to hedge the interest rate risk related to the issuance of certain long-term debt in accordance with the Company’s risk management policies. As of March 31, 2005, there were two interest rate swaps. Interest rate swaps have been designed as fair value hedges and hedge the change in fair value of the debt arising from interest rate movements. During 2005 and 2004, the fair value hedges were 100% effective. Therefore, the changes in the derivative instruments in the Condensed Consolidated Statements of Income were offset by the change in the fair value of the hedged debt.

These interest-rate swap contracts mature in February 2013. Terms of the interest rate swap contracts at March 31, 2005 were as follows (dollars in thousands):

Notional amount	$250,000
Rate received - Fixed	5.625%
Rate paid - Floating (a)	4.929%
Maturity date	February 15, 2013
Unrealized loss	$3,621

(a)	The March 31, 2005 six-month London Interbank Offered Rate (“LIBOR”) forward rate at the next swap payment date plus 87.4 basis points.

In October 2004, the Company entered into transactions to lock in treasury rates that would have served as a hedge in the event the Company issued long-term debt. The notional value of the hedges was $120 million at a blended rate of 4.075%. At December 31, 2004, the Company had a $1.5 million unrealized gain recorded on the hedges. In January 2005, the Company discontinued the hedge arrangements and received payments from its counterparties. The Company realized a gain of $1.0 million at termination in 2005.

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

        In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement 123 (revised 2004) (“SFAS No. 123R”) that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. The compensation costs, with limited exceptions, will be measured based on the grant-date fair value of the equity or liability instrument issued. Liability awards will be required to be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123R replaces SFAS No. 123 and supersedes APB 25. This statement is effective beginning with the first quarter of a registrant’s fiscal year that begins after June 15, 2005 (the quarter ending March 31, 2006 for the Company) and applies to all awards granted after the effective date and requires the reporting of the cumulative effective of applying this statement as of that date. Management is in the process of reviewing this statement and assessing the impact it will have on the Company’s financial statements.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts).

	Three Months Ended March 31
	2005	2004
Net income, as reported	$115,612	$120,010
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	2,676	2,114

Pro forma net income	$112,936	$117,896

Pro forma net income available to common stockholders	$113,738	$118,700

Earnings per share
Basic – as reported	$1.29	$1.28

Basic – pro forma	$1.27	$1.26

Diluted – as reported	$1.24	$1.22

Diluted – pro forma	$1.21	$1.20

4 – Investments

The Company is required to group assets in its investment portfolio into one of three categories: held to maturity, available for sale or trading securities. Fixed-maturity securities for which the Company has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. Investments classified as available for sale are reported at fair value, with unrealized gains and losses (net of tax) reported as a separate component of stockholders’ equity as accumulated other comprehensive income. Investments classified as trading securities are reported at fair value, with unrealized gains and losses (net of tax) reported as a separate component of income. For securities classified as either available for sale or held to maturity, the Company conducts a quarterly evaluation of declines in market value of the investment portfolio asset basis to determine whether the decline is other-than-temporary. This evaluation includes a review of (1) the length of time and extent to which fair value is below amortized cost; (2) issuer financial condition; and (3) intent and ability of the Company to retain its investment over a period of time to allow recovery in fair value. The Company uses a 20% decline in price over four continuous quarters as a guide in identifying those securities that should be evaluated for impairment. For securities that have experienced rapid price declines or unrealized losses of less than 20% over periods in excess of four consecutive quarters, classification as other-than-temporary is considered. Factors influencing this consideration include an analysis of the security issuer’s financial performance, financial condition and general economic conditions. If the decline in fair value is judged to be other-than-temporary, the cost basis of the individual security is written down to fair value through earnings as a realized loss and the fair value becomes the new basis. At March 31, 2005 and 2004, there were no investments held in the portfolio that met these criteria. Realized gains and losses are determined on a specific identification method and are included in income. Other invested assets consist of residential mortgage-backed securities and forward foreign currency contracts and are carried at fair value.

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

At March 31, 2005, fixed-maturity investments available for sale had gross unrealized losses of $24.6 million. At March 31, 2005, equity securities available for sale had gross unrealized losses of $0.1 million. The length of time that those securities in an unrealized loss position at March 31, 2005 have been in an unrealized loss position, as measured by their March 31, 2005 fair values, was as follows:

(Dollar amounts in millions)	Number of Securities	Fair Value	Amortized Cost	Unrealized Loss
Less than 6 months	483	$687.7	$701.3	$13.6
6 to 9 months	60	105.4	108.7	3.3
9 to 12 months	48	91.2	93.8	2.6
More than 12 months	73	97.2	101.2	4.0

Subtotal	664	981.5	1,005.0	23.5
U.S. Treasury and agency securities	30	80.5	81.7	1.2

Total	694	$1,062.0	$1,086.7	$24.7

Of the 73 securities that have been in an unrealized loss position for more than 12 months, none has an unrealized loss of more than 20% of that security’s amortized cost and none of the losses required recognition as other-than-temporary in the Company’s judgment.

The contractual maturity of securities in an unrealized loss position at March 31, 2005 was as follows:

(Dollar amounts in millions)	Fair Value	Amortized Cost	Unrealized Loss
2005	$31.9	$32.0	$0.1
2006 - 2009	102.0	104.0	2.0
2010 - 2014	171.3	177.1	5.8
2015 and later	501.4	512.1	10.7
Mortgage-backed and other asset-backed securities	195.8	199.2	3.4
Redeemable preferred stock	49.9	52.5	2.6

Subtotal	1,052.3	1,076.9	24.6

Equity securities	9.7	9.8	0.1

Total	$1,062.0	$1,086.7	$24.7

5 – Segment Reporting

The Company has three reportable segments: mortgage insurance, financial guaranty insurance and financial services. The mortgage insurance segment provides mortgage credit protection, primarily via private mortgage insurance, and risk management services to mortgage lending institutions located throughout the United States and globally. Private mortgage insurance primarily protects lenders from all or part of default-related losses on residential first-mortgage loans made primarily to homebuyers who make down payments of less than 20% of the home’s purchase price. Private mortgage insurance also facilitates the sale of these mortgages in the secondary market. The financial guaranty segment provides credit-related insurance coverage, credit default swaps and certain other financial guaranty contracts to meet the needs of customers in a wide variety of domestic and international markets. The Company’s insurance businesses within the financial guaranty insurance segment includes the assumption of reinsurance from monoline financial guaranty insurers for both public finance bonds and structured finance obligations, direct financial guaranty insurance for public finance bonds and structured finance obligations, and trade credit reinsurance. The financial services segment consists of the Company’s equity interest in two companies that deal primarily with credit-based servicing and securitization of assets in underserved markets, in particular, the purchase, servicing and securitization of special assets, including sub-performing/non-performing mortgages and delinquent consumer assets. In addition, the financial services segment includes the results of RadianExpress, an Internet-based settlement company that provided real estate information products and services to the first- and second-lien mortgage industry. During the first quarter of 2004, RadianExpress ceased processing new orders and has now completed the final processing of all remaining transactions. The Company’s reportable segments are strategic business units that are managed separately because each business requires different marketing and sales expertise. Certain corporate income and expenses have been allocated to the segments. For the quarters ended March 31, 2005 and 2004, the Company’s revenue attributable to foreign countries was approximately 6% and 7%, respectively. In addition, long-lived assets located in foreign countries were immaterial for the periods presented.

In the mortgage insurance segment, the highest state concentration of risk in force at March 31, 2005 was California at 10.7% compared to 14.2% at March 31, 2004. At March 31, 2005, California also accounted for 10.9% of the Mortgage Insurance’s total direct primary insurance in force compared to 14.3% at March 31, 2004 and 12.2% of Mortgage Insurance’s total direct pool risk in force compared to 17.7% at March 31, 2004. California accounted for 8.0% of Mortgage Insurance’s direct primary new insurance written in the first quarter of 2005 compared to 13.9% in the first quarter of 2004. The largest single customer of Mortgage Insurance (including branches and affiliates of such customer), measured by new insurance written, accounted for 10.8% of new insurance written in the first quarter of 2005 compared to 9.3% in the first quarter of 2004.

The financial guaranty segment derives a substantial portion of its premiums written from a small number of direct primary insurers. In the first quarter of 2005, the financial guaranty segment generated positive gross written premiums from three significant customers. A fourth customer accounted for a negligible amount of positive gross written premiums. Significant positive gross written premiums from a fifth customer were more than offset by the impact of gross written premiums recaptured by this fifth customer. In the first quarter of 2004, the financial guaranty segment generated significant positive gross written premiums from three customers. Positive gross written premiums from a fourth customer in the first quarter of 2004 (the customer that provided negligible gross written premiums in the first quarter of 2005) were more than offset by the impact of gross written premiums recaptured by this fourth customer. Five trade credit insurers were responsible for 79.4% of the financial guaranty segment’s gross premiums written (including the impact of the recapture of business previously ceded to the Company by one of the primary insurer customers in the first quarter of 2005) and 16.9% (excluding this impact) in the first quarter of 2005. Five trade credit insurers were responsible for 22.0% of the financial guaranty segment’s gross written premiums (excluding the impact of the recapture of business previously ceded to the company by one of the primary insurer customers in the first quarter of 2004) in the first quarter of 2004. The percentage including this impact of the recapture for the first quarter of 2004 is not meaningful.

The Company evaluates operating segment performance based primarily on net income. Summarized financial information concerning the Company’s operating segments, as of and for the year-to-date periods indicated, is presented in the following tables:

	March 31, 2005
(in thousands)	Mortgage Insurance	Financial Services	Financial Guaranty	Total
Net premiums written (1)	$200,237	$—	$14,603	$214,840

Net premiums earned	$192,465	$—	$54,560	$247,025
Net investment income	28,793	10	22,059	50,862
Gains on sales of investments	7,119	834	3,573	11,526
Change in fair value of derivative instruments	3,186	(189)	(11,957)	(8,960)
Other income	4,592	1,200	316	6,108

Total revenues	236,155	1,855	68,551	306,561

Provision for losses	97,927	—	11,573	109,500
Policy acquisition costs	14,678	—	14,678	29,356
Other operating expenses	33,669	3,607	14,394	51,670
Interest expense	5,124	735	3,099	8,958

Total expenses	151,398	4,342	43,744	199,484

Equity in net income of affiliates	—	51,296	—	51,296

Pretax income	84,757	48,809	24,807	158,373
Provision for income taxes	22,036	17,084	3,641	42,761

Net income	$62,721	$31,725	$21,166	$115,612

Total assets	$3,972,942	$395,466	$2,354,209	$6,722,597
Deferred policy acquisition costs	70,873	—	129,070	199,943
Reserve for losses and loss adjustment expenses	571,128	—	226,543	797,671
Unearned premiums	149,258	—	586,510	735,768
Stockholders’ equity	1,900,760	298,956	1,246,876	3,446,592

	March 31, 2004
(in thousands)	Mortgage Insurance	Financial Services	Financial Guaranty	Total
Net premiums written (1)	$205,669	$—	$(24,241)	$181,428

Net premiums earned	$207,116	$—	$36,304	$243,420
Net investment income	28,513	48	21,144	49,705
Gain (loss) on sales of investments	24,122	3,173	(619)	26,676
Change in fair value of derivative instruments	4,426	49	172	4,647
Other income	5,486	2,874	40	8,400

Total revenues	269,663	6,144	57,041	332,848

Provision for losses	98,123	—	16,644	114,767
Policy acquisition costs	17,142	—	5,141	22,283
Other operating expenses	37,746	3,979	11,434	53,159
Interest expense	5,503	724	3,427	9,654

Total expenses	158,514	4,703	36,646	199,863

Equity in net income (loss) of affiliates	—	33,402	(920)	32,482

Pretax income	111,149	34,843	19,475	165,467
Provision for income taxes	30,647	12,195	2,615	45,457

Net income	$80,502	$22,648	$16,860	$120,010

Total assets	$3,929,574	$304,921	$2,306,598	$6,541,093
Deferred policy acquisition costs	79,092	—	121,999	201,091
Reserve for losses and loss adjustment expenses	521,102	—	265,013	786,115
Unearned premiums	92,228	—	564,081	656,309
Stockholders’ equity	1,905,233	250,212	1,188,040	3,343,485

(1)	With the exception of the Company’s trade credit product, net premiums written in the Company’s financial guaranty reinsurance business are recorded using actual information received from cedants on a one-month lag basis. Accordingly, the written premiums for any given period exclude those from the last month of that period and include those from the last month of the immediately preceding period. The use of information from cedants does not require the Company to make significant judgments or assumptions because historic collection rate and counterparty strength makes collection of all assumed premiums highly likely. Net premiums written for the three month periods ended March 31, 2005 and 2004 include $13.3 million and $17.0 million, respectively, of assumed premiums related to the Company’s trade credit reinsurance products. Included in these amounts are estimates based on quarterly projections provided by ceding companies. Over the life of the reinsured business, these projections are replaced with actual results and, historically, the difference between the projections and actual results has not been material. Accordingly, the Company does not record any related provision for doubtful accounts.

The reconciliation of segment net income to consolidated net income is as follows:

	Quarter Ended March 31
Consolidated (in thousands)	2005	2004
Net income:
Mortgage Insurance	$62,721	$80,502
Financial Services	31,725	22,648
Financial Guaranty	21,166	16,860

Total	$115,612	$120,010

In May 2004, Moody’s Investor Service (“Moody’s”) provided Radian Asset Assurance with an initial insurance financial strength rating of Aa3. Concurrently, and in anticipation of the merger of Radian Reinsurance with and into Radian Asset Assurance, Moody’s downgraded the insurance financial strength rating of Radian Reinsurance from Aa2 to Aa3. As a result of this downgrade, two of the primary insurer customers of the financial guaranty reinsurance business had the right to recapture previously written business ceded to Financial Guaranty. One of these customers agreed, without cost to or concessions by the Company, to waive its recapture rights. Effective February 28, 2005, the remaining primary insurer customer with recapture rights recaptured approximately $7.4 billion of par in force that it had ceded to Financial Guaranty through the recapture date, including $54.7 million of premiums written through the recapture date, $4.5 million of which already had been treated as earned under GAAP and was required to be recorded as an immediate reduction of earned premiums at the time of the recapture. Also in connection with the recapture in the first quarter of 2005, Financial Guaranty was reimbursed for policy acquisition costs of approximately $17.1 million for which the carrying value under GAAP was $18.8 million. This required the Company to write-off policy acquisition costs of $1.7 million. The aggregate result was a reduction in pre-tax income of $6.2 million, or approximately $0.04 per share after tax. The amount of future lost premiums earned due to this recapture is expected to be approximately $129.7 million, which is made up of the unearned premium balance and the value of future installment premiums. The total approximate reduction in pre-tax income for 2005 including the immediate impact is expected to be $12.3 million or approximately $0.08 per share after tax. In March 2005, without cost to or concessions by the Company, this customer waived its remaining right to recapture an additional $5.2 billion of par in force that it had ceded to Financial Guaranty through December 31, 2004.

In October 2002, S&P downgraded the Insurer Financial Strength rating of Radian Reinsurance, before its merger with and into Radian Asset Assurance, from AAA to AA. As a result of this downgrade, effective January 31, 2004, one of Financial Guaranty’s primary insurer customers exercised its right to recapture approximately $16.4 billion of par in force ceded to Financial Guaranty, including $96.4 million of written premiums with a GAAP carrying value of approximately $71.5 million. The entire impact of this recapture was reflected as a reduction of written premiums in the first quarter of 2004. Because the Company, in accordance with GAAP, already had reflected $24.9 million of these recaptured written premiums as having been earned, the Company was required to record the entire $24.9 million reduction in earned premiums in the first quarter of 2004. Also in connection with the recapture in the first quarter of 2004, Financial Guaranty was reimbursed for policy acquisition costs of approximately $31.0 million for which the carrying value under GAAP was $21.3 million. In addition, the recapture included approximately $11.5 million that had been recorded as case reserves under GAAP. Finally, Financial Guaranty took a charge of $0.8 million for mark-to-market adjustments related to certain insurance policies associated with the recapture. The sum of the above adjustments related to this recapture resulted in an immediate reduction of pre-tax income of $15.9 million. The Company estimates that the recapture of reinsurance business reduced 2004 pre-tax income by approximately $37.8 million or approximately $0.26 per share after tax, $0.11 per share of which was the immediate impact, and the balance was a result of recaptured written premiums that would have been earned over time and estimated losses. Without cost to or concessions by the Company, the remaining primary insurer customers agreed not to exercise similar recapture rights under this October 2002 downgrade by S&P.

None of Financial Guaranty’s primary insurance customers have any remaining recapture rights as a result of prior downgrades of Radian Asset Assurance’s or Radian Reinsurance’s financial strength ratings from any of the ratings agencies.

6 – Investment in Affiliates

The Company has a 46.0% equity interest in C-BASS and a 41.5% equity interest in Sherman. The following tables show selected financial information for C-BASS and Sherman and details of the Company’s investment in C-BASS and Sherman.

	Quarter Ended March 31
(In thousands)	2005	2004
Investment in Affiliates-Selected Information:
C - BASS
Balance, beginning of period	$290,073	$226,710
Share of net income for period	28,117	20,876
Dividends received	8,500	12,500

Balance, end of period	$309,690	$235,086

Sherman
Balance, beginning of period	$101,492	$65,979
Share of net income for period	23,179	12,525
Dividends received	51,875	29,050
Other comprehensive income	1,153	(1,237)
Warrant repurchase	(2,075)	—

Balance, end of period	$71,874	$48,217

Portfolio Information:
C -BASS
Servicing portfolio	$32,931,000	$18,037,000
Total assets	3,617,911	3,048,708
Sherman
Total assets	$740,604	$480,791

Summary Income Statement:
C - BASS
Income
Gain on securitization	$9,029	$11,412
Transaction gains	31,855	14,867
Servicing and subservicing fees	59,794	35,614
Net interest income	41,252	36,952
Other income	5,370	5,884

Total revenues	147,300	104,729

Expenses
Compensation and benefits	41,924	33,177
Total other expenses	44,749	26,090

Total expenses	86,673	59,267

Net income	$60,627	$45,462

Sherman
Income
Revenues from receivable portfolios – net of amortization	$148,625	$98,975
Other revenues	7,312	8,882

Total revenues	155,937	107,857

Expenses
Operating and servicing expenses	89,028	68,215
Interest	3,745	4,037
Other	7,311	5,423

Total expenses	100,084	77,675

Net income	$55,853	$30,182

7 – Long-Term Debt

In February 2003, the Company issued $250 million of unsecured senior notes. These notes bear interest at the rate of 5.625% per annum, payable semi-annually on February 15 and August 15 beginning August 15, 2003. These notes mature in February 2013. The Company has the option to redeem some or all of the notes at any time with not less than 30 days notice. The Company used a portion of the proceeds from the offering to repay the $75.0 million in principal outstanding on the 6.75% debentures due March 1, 2003 issued by Enhance Financial Services Group Inc. (“EFSG”). The remainder was used for general corporate purposes. In April 2004, the Company entered into interest-rate swap contracts that effectively converted the interest rate on this fixed-rate debt to a variable rate based on a spread over the six-month LIBOR for the remaining term of the debt.

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

The composition of long-term debt was as follows:

($ thousands)	March 31 2005	December 31 2004
5.625% Senior Notes due 2013	$248,379	$248,339
2.25% Senior Convertible Debentures due 2022	219,337	220,000
7.75% Debentures due June 1, 2011	249,322	249,301

	$717,038	$717,640

The Company maintained a $250 million Revolving Credit Facility that expired in December 2004. There were no drawdowns on this facility. The Company replaced this with a $400 million unsecured facility, comprised of a $100 million 364-day facility that expires on December 15, 2005, and a $300 million five-year facility that expires on December 16, 2009. The facility bears interest on any amounts drawn at a rate dependent on the Company’s credit rating at the time of such borrowing and will be calculated according to, at the Company’s option, a base rate or a Eurocurrency rate, plus an applicable margin and utilization fee. This facility will be used for working capital and general corporate purposes. There had been no drawdowns on this facility as of March 31, 2005.

8 – Recent Accounting Pronouncements

The FASB ratified EITF Issue 04-08 “The Effects of Contingently Convertible Instruments on Diluted Earnings per Share,” which requires that contingently convertible debt be included in calculating diluted earnings per share regardless of whether the contingent feature has been met. The Company’s convertible debt outstanding of $219.3 million is contingently convertible. The effective date is for reporting periods after December 15, 2004. At March 31, 2005, diluted earnings per share included a $0.04 per share decrease related to shares that were subject to issuance upon conversion of the Company’s contingently convertible debt and prior period earnings per share amounts presented for comparative purposes include a $0.04 per share decrease and have been restated from that previously reported to comply with the requirements.

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

On May 11, 2004, the Company announced that its Board of Directors authorized the repurchase of up to 3.0 million shares of its common stock on the open market. On September 8, 2004, the Company announced that its Board of Directors authorized the repurchase of up to 2.0 million additional shares of its common stock on the open market. Shares were repurchased from time to time depending on market conditions, share price and other factors. These purchases were funded from available working capital. At March 31, 2005, all 5.0 million shares had been repurchased at a cost of approximately $235.9 million.

On February 15, 2005, the Company announced that its Board of Directors authorized the repurchase of up to 5.0 million shares of its common stock on the open market under a new repurchase plan. This plan has similar characteristics to the previous plans. Repurchases under this plan commenced upon approval in February 2005. At March 31, 2005, approximately 3.4 million shares had been repurchased under this program at a cost of approximately $164.4 million. The Company may also begin purchasing shares on the open market to meet option exercise obligations, to fund 401(k) matches and purchases under the Company’s Employee Stock Purchase Plan and the Company may consider future stock repurchase programs.

10 – Benefit Plans

The Company currently maintains a noncontributory defined benefit pension plan (the “Pension Plan”) covering substantially all full-time employees of Radian Group, Radian Guaranty, RadianExpress and EFSG and its subsidiaries. Retirement benefits are a function of the years of service and the level of compensation. Assets of the plan are allocated in a balanced fashion with approximately 40% in fixed income securities and 60% in equity securities.

The Company also provides a nonqualified supplemental executive retirement plan (the “SERP”) covering certain key executives designated by the Board of Directors. Under this plan, participants are eligible to receive benefits in addition to those paid under the Pension Plan if their base compensation is in excess of the current IRS compensation limitation for the Pension Plan. Retirement benefits under the SERP are a function of the years of service and the level of compensation and are reduced by any benefits paid under the Pension Plan. The Company agreed to fund the SERP through the purchase of variable life insurance policies pursuant to the split-dollar life insurance program called the Secured Benefit Plan. The Company purchases, on each participant (except as described below), a life insurance policy that is owned, and paid for, by the Company. The Company endorses to the participant a portion of the death benefit, for which the participant is imputed income each year. The Company owns the remainder of the death benefit and all of the cash values in the policy. At the participant’s retirement age, the policy’s cash value is projected to be sufficient for the Company to pay the promised SERP benefit to the participant. Non-executive officers, who were participants in the Secured Benefit Plan prior to the issuance in October 2003 of regulations under the Internal Revenue Code regarding split-dollar plans, continue under the collateral assignment split-dollar policies already in force. Under this arrangement, the participant owns the policy, and assigns a portion of the death benefits and cash value to the Company in amounts sufficient to reimburse the Company for all premium outlays by the Company. The eventual cash values above the aggregate premium amounts are designed, as in the endorsement method, to be sufficient to provide payment for the participant’s promised SERP benefit. The participant has imputed income each year for the value of the death benefit provided to him or her, and also for any incidental benefits as provided under applicable tax law.

The Company previously disclosed in its financial statements for the year ended December 31, 2004 that it expected to contribute $2.8 million to its pension plans in 2005. As of March 31, 2005, $0.7 million of contributions have been made. The Company presently anticipates contributing an additional $2.1 million to fund its pension plan in 2005.

The components of the Pension Plan/SERP benefit and net period postretirement benefit costs are as follows (in thousands):

Radian Plans

	Three Months Ended March 31
	Pension Plan/SERP		Postretirement Welfare Plan
	2005	2004	2005	2004
Service cost	$1,151	$841	$3	$3
Interest cost	472	334	13	7
Expected return on plan assets	(270)	(142)	—	—
Amortization of prior service cost	63	75	(2)	(2)
Recognized net actuarial loss (gain)	70	54	(20)	(2)

Net periodic benefit cost	$1,486	$1,162	$(6)	$6

12- Selected Information of Registrant – Radian Group Inc.

The following is selected information of the parent company:

(In thousands)	March 31 2005	December 31 2004
Investment in subsidiaries, at equity in net assets	$4,052,254	$4,104,387
Total assets	4,244,544	4,494,217
Long-term debt	717,038	717,640
Total liabilities	797,952	805,162
Total stockholders’ equity	3,446,592	3,689,055
Total liabilities and stockholders equity	4,244,544	4,494,217

13- Subsequent Events

On April 25, 2005, the Company announced that, effective May 5, 2005, Sanford A. Ibrahim will become the Company’s new Chief Executive Officer and a member of its board of directors. Mr. Ibrahim is a 27-year veteran of the banking and mortgage industries and most recently was the President and Chief Executive Officer of GreenPoint Mortgage Funding, Inc., a residential mortgage lender. Effective April 30, 2005, Frank P. Filipps retired from his positions as Chairman and Chief Executive Officer of the Company. Herbert Wender was named non-executive Chairman of the Board effective May 1, 2005, and Mr. Wender is performing the functions of Radian’s principal executive officer from May 1, 2005 through May 4, 2005.

On April 27, 2005, Fitch Ratings (“Fitch”) affirmed the “AA” insurance financial strength rating of Radian Asset Assurance and RAAL, a subsidiary of Radian Asset Assurance that is authorized to conduct an insurance business in the United Kingdom, but revised its Ratings Outlook for the two entities to Negative from Stable. Fitch’s ratings for the Company and its other rated subsidiaries are unchanged, and Fitch’s Ratings Outlook for these other entities remains Stable. None of Financial Guaranty’s primary insurance customers have any recapture rights as a result of this ratings action by Fitch.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of the Company’s consolidated financial condition and results of operations should be read in conjunction with the Company’s consolidated financial statements and the notes thereto included elsewhere in this report and the risk factors detailed in the section immediately preceding Part I of this report.

Overview

The Company provides credit insurance and financial services to mortgage lenders and other global financial institutions. As a holder of credit risk, the Company’s results are subject to macroeconomic conditions and specific events that impact the credit performance of the underlying insured assets. The Company experienced favorable results for the first quarter of 2005, although the business production environment for mortgage insurance and financial guaranty insurance continued to present significant challenges. The results of the Company’s mortgage insurance business were mixed, as revenues were reduced due to the continuation of the unprecedented refinance wave that has caused continued high cancellation rates which, along with the alternatives to mortgage insurance products, has negatively impacted insurance in force. Positively, mortgage insurance claims declined in the first quarter of 2005 and there was a further reduction in delinquencies, which is a leading indicator of future claims, although some of these decreases may be attributable to seasonality. The mortgage insurance mix of business has continued to include lower credit profile business such as Alternative A (“Alt-A”) and A minus mortgages and new products such as interest-only loans. This is considered the growth area of the market as some of the prime mortgage market continues to be absorbed by “80-10-10” and other hybrid products that do not typically include mortgage insurance. The Company expects to continue to increase its insurance of new and emerging products that the Company has less experience with, which adds to the uncertainty of future credit performance. The financial guaranty business experienced another recapture of significant reinsurance business by one of its customers in the first quarter of 2005, which reduced revenues significantly (no additional recapture rights remain from prior ratings action) and new business production was challenged by tight credit spreads, although direct public finance production remained strong and credit performance was good. The first quarter of 2005 showed another period of unprecedented earnings strength and growth and return on investment for the financial services segment, some of which was a result of the low interest rate environment and a favorable environment for the issuers of asset-backed securities.

The Company believes that its diversified credit enhancement and prudent capital management strategies are sound and intends to continue to implement these strategies. The Company sees a convergence between the mortgage insurance and financial guaranty markets, with an emphasis on structured credit enhancement products. In the mortgage insurance business, the Company is hopeful that an economic recovery and job growth can continue to positively impact credit performance and that modestly rising interest rates will help reduce cancellation rates, although these macroeconomic factors remain outside of the Company’s control. The Company will continue to be challenged to solidify its unique AA financial guaranty business platform by continuing to demonstrate the ability to grow and write quality business. This may be difficult in a competitive, tight credit spread environment. The Company has begun to see some success in its efforts to increase its presence in the global markets for both mortgage and financial guaranty business to allow it to take advantage of its core competencies of credit risk analysis and capital allocation to write profitable business in Europe and Asia, although the Company cannot provide assurances that this success will continue.

On April 25, 2005, the Company announced that, effective May 5, 2005, Sanford A. Ibrahim will become the Company’s new Chief Executive Officer and a member of its board of directors. Mr. Ibrahim is a 27-year veteran of the banking and mortgage industries and most recently was the President and Chief Executive Officer of GreenPoint Mortgage Funding, Inc., a residential mortgage lender. Effective April 30, 2005, Frank P. Filipps retired from his positions as Chairman and Chief Executive Officer of the Company. Herbert Wender was named non-executive Chairman of the Board effective May 1, 2005, and Mr. Wender is performing the functions of Radian’s principal executive officer from May 1, 2005 through May 4, 2005.

Business Summary

The Company’s principal business segments are mortgage insurance, financial guaranty and financial services. The following table shows the percentage contributions to net income of these businesses for the three months ended March 31, 2005:

Net Income
Mortgage Insurance	54%
Financial Guaranty	18%
Financial Services	28%

The Company’s mortgage insurance business provides mortgage credit protection, primarily via private mortgage insurance, and risk management services to mortgage lending institutions through three wholly owned subsidiaries, Radian Guaranty Inc., Amerin Guaranty Corporation and Radian Insurance Inc. (individually referred to as “Radian Guaranty,” “Amerin Guaranty” and

“Radian Insurance” and together referred to as “Mortgage Insurance”). Private mortgage insurance protects mortgage lenders from all or a portion of default-related losses on residential first mortgage loans made primarily to home buyers who make down payments of less than 20% of the home’s purchase price. Private mortgage insurance also facilitates the sale of these mortgage loans in the secondary mortgage market, some of which are sold to Freddie Mac and Fannie Mae. Premium rates in the mortgage insurance business are determined on a risk-adjusted basis that includes borrower, loan and property characteristics. The Company uses proprietary default and prepayment models to project the premiums it should charge, the losses and expenses it should expect to incur and the capital it needs to hold in support of its risk. Pricing is established in an amount that the Company expects will allow a reasonable return on allocated capital.

Mortgage Insurance and other companies in the mortgage insurance industry have entered into reinsurance arrangements with mortgage lenders called captive reinsurance arrangements. Under these arrangements, a mortgage lender establishes a mortgage reinsurance company that assumes part of the risk associated with that lender’s mortgages that are insured on a flow basis (primary insurance written in structured transactions is not typically eligible for captive reinsurance arrangements). In return for the reinsurance company’s assumption of risk, the mortgage insurer cedes a portion of its mortgage insurance premiums to the reinsurance company. In most cases, the risk assumed by the reinsurance company is an excess layer of aggregate losses that would be penetrated only in a situation of adverse loss development, in effect providing the mortgage insurer with a form of stressed loss coverage. Captive reinsurance arrangements continue to grow in popularity, and a larger percentage of the Company’s business participates in these arrangements at increasing percentage levels. Because of many factors, including the incentives for mortgage lenders to funnel relatively higher-quality loans through the captive reinsurer, the Company continues to evaluate the level of revenue sharing against risk sharing on a customer-by-customer basis as part of its customer profitability analysis. The Company believes that all of its captive reinsurance arrangements transfer risk to the captive reinsurer at a premium rate that is commensurate with the risk. Mortgage Insurance also utilizes its underwriting skills to provide an outsourced underwriting service to its customers known as contract underwriting. For a fee, Mortgage Insurance underwrites loan files for secondary market compliance, while concurrently assessing the file for mortgage insurance if applicable. The Company gives recourse to its customers on loans it underwrites for compliance. If the Company makes a material error in underwriting a loan, the Company agrees to provide a remedy of placing mortgage insurance coverage on the loan or purchasing the loan.

In the past, private lawsuits against the Company and other companies in the mortgage insurance industry have alleged that captive reinsurance arrangements, pool insurance and contract underwriting constitute unlawful payments to mortgage lenders under the Real Estate Settlement Procedures Act (“RESPA”). Although the Company has successfully defended against all such lawsuits to date, there can be no assurance that the Company will have continued success defending against similar lawsuits in the future. In addition, state insurance departments and state attorneys general have the right to conduct investigations and levy fines and other sanctions against the Company due to alleged violations of RESPA and/or similar state statutes, including allegations that captive reinsurance arrangements, pool insurance and contract underwriting are violative of RESPA, and there can be no assurance that the Company will be able to successfully defend against any such allegations.

In the third quarter of 2004, the Company developed an innovative way to reinsure its unexpected losses and to manage its internal credit limits through unaffiliated reinsurance companies funded by the issuance of credit-linked notes in the capital markets. On August 3, 2004, the Company entered into a reinsurance agreement under which it ceded a portion of the risk associated with an $882 million portfolio of first-lien, non-prime residential mortgage loans insured by the Company. The Company’s counterparty under the reinsurance agreement is SMART HOME Reinsurance 2004-1 Limited (“Smart Home”), a Bermuda reinsurance company that is not affiliated with the Company, which was formed solely to enter into the reinsurance arrangement. Smart Home was funded in the capital markets by its issuance of credit-linked notes rated between AA and BB by S&P, and between Aa2 and Ba1 by Moody’s, that were issued in separate classes related to loss coverage levels on the reinsured portfolio. The Company anticipates retaining the risk associated with the first loss coverage levels, and may retain or sell, in a separate risk transfer agreement, the risk associated with the AAA-rated coverage level.

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

Effective June 1, 2004, EFSG’s two main operating subsidiaries, Radian Asset Assurance Inc. (“Radian Asset Assurance”) and Radian Reinsurance Inc. (“Radian Reinsurance”) were merged, with Radian Asset Assurance as the surviving company. Through this merger, the financial guaranty reinsurance business formerly conducted by Radian Reinsurance was combined with the direct financial guaranty business conducted by Radian Asset Assurance. The merger also combined the assets, liabilities and shareholder’s equity of the two companies and the combined company (“Financial Guaranty”) is rated Aa3 (with a stable outlook) by Moody’s Investor Service (“Moody’s”), AA (with a negative outlook) by Standard & Poor’s Insurance Rating Service (“S&P”) and AA (with a negative outlook) by Fitch Ratings (“Fitch”), the ratings assigned to Radian Asset Assurance before the merger except due to the April 27, 2005 revision of Fitch’s Ratings Outlook.

In May 2004, Moody’s provided Radian Asset Assurance with an initial insurance financial strength rating of Aa3. Concurrently, and in anticipation of the merger of Radian Reinsurance with and into Radian Asset Assurance, Moody’s downgraded the insurance financial strength rating of Radian Reinsurance from Aa2 to Aa3. As a result of this downgrade, two of the primary insurer customers of the financial guaranty reinsurance business had the right to recapture previously written business ceded to Financial Guaranty. One of these customers agreed, without cost to or concessions by the Company, to waive its recapture rights. Effective February 28, 2005, the remaining primary insurer customer with recapture rights recaptured approximately $7.4 billion of par in force that it had ceded to Financial Guaranty through the recapture date, including $54.7 million of premiums written through the recapture date, $4.5 million of which already had been treated as earned under accounting principles generally accepted in the United States of America (“GAAP”) and was required to be recorded as an immediate reduction of earned premiums at the time of the recapture. The Company was also required to write-off policy acquisition costs of $1.7 million. The aggregate result was a reduction in pre-tax income of $6.2 million, or approximately $0.04 per share after tax. The amount of future lost premiums due to this recapture is expected to be approximately $129.4 million, which is made up of the unearned premium balance and the value of future installment premiums. The total approximate reduction in pre-tax income for 2005, including the immediate impact, is expected to be $12.3 million or approximately $0.08 per share after tax. Despite the recapture, the primary insurer customer also renewed its reinsurance treaty with the Company for 2005 on the same terms as in 2004. In March 2005, without cost to or concessions by the Company, this customer waived its remaining right to recapture an additional $5.2 billion of par in force that it had ceded to Financial Guaranty through December 31, 2004. There are no remaining recapture rights with respect to the May 2004 Moody’s downgrade.

The sum of the above adjustments related to this recapture is summarized as follows:

	Cash Paid (Received)	GAAP Book Basis	Initial Gain (Loss)
	(in thousands)
Unearned Premiums	$54,742	$50,204	$(4,538)
Acquisition Costs	(17,097)	(18,791)	1,694

Total	$37,645	$31,413	$(6,232)

In October 2002, S&P downgraded the Insurer Financial Strength rating of Radian Reinsurance, before its merger with and into Radian Asset Assurance, from AAA to AA. As a result of this downgrade, effective January 31, 2004, one of Financial Guaranty’s primary insurer customers exercised its right to recapture approximately $16.4 billion of par in force ceded to Financial Guaranty, including $96.4 million of written premiums with a GAAP carrying value of approximately $71.5 million. The entire impact of this recapture of written premiums was reflected as a reduction of written premiums in the first quarter of 2004. Because the Company, in accordance with GAAP, already had reflected $24.9 million of these recaptured written premiums as having been earned, the Company was required to record the entire $24.9 million reduction in earned premiums in the first quarter of 2004. The Company estimates that the recapture of reinsurance business reduced 2004 pre-tax income by approximately $37.8 million or approximately $0.26 per share after tax, $0.11 per share of which was the immediate impact, and the balance was a result of recaptured written premiums that would have been earned over time and estimated losses. Without cost to or concessions by the Company, the remaining primary insurer customers agreed not to exercise similar recapture rights under this October 2002 downgrade by S&P. Also in connection with the recapture in the first quarter of 2004, Financial Guaranty was reimbursed for policy acquisition costs of approximately $31.0 million for which the carrying value under GAAP was $21.3 million. In addition, the recapture included approximately $11.5 million that had been recorded as case reserves under GAAP. Finally, Financial Guaranty took a charge of $0.8 million for mark-to-market adjustments related to certain insurance policies associated with the recapture. The sum of the above adjustments related to this recapture resulted in an immediate reduction of pre-tax income of $15.9 million and is summarized as follows:

	Cash Paid (Received)	GAAP Book Basis	Initial Gain (Loss)
	(in thousands)
Unearned Premiums	$96,417	$71,525	$(24,892)
Acquisition Costs	(31,023)	(21,257)	9,766
Case Reserves	11,488	11,488	—
Receivable from Unrealized Credit Derivatives Gain	—	(791)	(791)

Total	$76,882	$60,965	$(15,917)

Financial Guaranty also includes Radian Asset Assurance Limited (“RAAL”), a subsidiary of Radian Asset Assurance that is authorized to conduct an insurance business in the United Kingdom. The Company believes that, through RAAL, it has additional opportunities to write financial guaranty insurance in the United Kingdom and, subject to compliance with the European passporting rules, in seven other countries in the European Union. In July of 2004, RAAL received initial ratings of AA (negative outlook) from S&P and AA from Fitch. On April 27, 2005, Fitch affirmed RAAL’s “AA” insurance financial strength rating, but revised its Ratings Outlook for RAAL to Negative from Stable. The Company expects that these ratings will better position RAAL to continue to build its structured products business in the United Kingdom and throughout the European Union through the European passport system. In September 2004, the Financial Services Authority granted a license to Radian Financial Products Limited, another subsidiary of Radian Asset Assurance, to trade as a Category A Securities and Futures Firm, allowing the Company to develop a range of derivatives-based solutions for clients in the United Kingdom and throughout the European Union.

Until September 30, 2004, Financial Guaranty also included the Company’s ownership interest in Primus Guaranty, Ltd. (“Primus”), a Bermuda holding company and parent to Primus Financial Products, LLC, which provides credit risk protection to derivatives dealers and credit portfolio managers on individual investment-grade entities. In September 2004, Primus issued shares of its common stock in an initial public offering. The Company sold a portion of its shares in Primus as part of this offering and recorded a pre-tax gain of approximately $1.0 million on the sale. The sale of its shares reduced the Company’s investment in Primus to approximately 11%. As a result of the Company’s reduced ownership and influence over Primus after it became a public company, the Company moved its investment in Primus to its equity securities portfolio and, as such, began recording changes in market value from Primus securities as other comprehensive income rather than recording income or loss as equity in net income of affiliates beginning with the fourth quarter of 2004.

The financial services segment includes the credit-based businesses conducted through the Company’s affiliates, Credit-Based Asset Servicing and Securitization LLC (“C-BASS”) and Sherman Financial Services Group LLC (“Sherman”). The Company owns a 46% interest in C-BASS and a 41.5% interest in Sherman. C-BASS is a mortgage investment and servicing firm specializing in credit-sensitive, single-family residential mortgage assets and residential mortgage-backed securities. By using sophisticated analytics, C-BASS essentially seeks to take advantage of what it believes to be the mispricing of credit risk for certain of these assets in the marketplace. Sherman is a consumer asset and servicing firm specializing in charged-off and bankruptcy plan consumer assets and charged-off high loan-to-value mortgage receivables that it purchases at deep discounts from national financial institutions and major retail corporations and subsequently collects upon these receivables. The financial services segment also includes the operations of RadianExpress. In December 2003, the Company announced that it would cease operations at RadianExpress. The Company’s decision followed its receipt in July 2003 of a decision by the California Commissioner of Insurance sustaining a California cease and desist order applicable to the Company’s offering of its Radian Lien Protection product. During the first quarter of 2004, RadianExpress, which was the entity through which Radian Lien Protection sales would have been processed, ceased processing new orders and has now completed the final processing of all remaining transactions. Following the cessation of operations at RadianExpress, the Company’s financial services business consists of its ownership interest in C-BASS and Sherman.

Results of Operations - Consolidated

Net income for the first quarter of 2005 was $115.6 million or $1.24 per share, compared to $120.0 million or $1.22 per share for the first quarter of 2004. Net income per share for both periods reflects the inclusion of 3.8 million shares underlying the Company’s contingently convertible debt, as required by newly issued accounting rules. The impact of including these shares in the calculation was a reduction of $0.04 per share for both the first quarter of 2005 and the first quarter of 2004. The results for the first quarter of 2005 reflect an immediate reduction in net income of $4.1 million or $0.04 per share related to the first quarter of 2005 recapture of business previously ceded to the Company by one of the primary insurer customers of the financial guaranty segment. The results for the first quarter of 2004 reflect an immediate reduction in net income of $10.3 million or $0.11 per share related to the first quarter of 2004 recapture of business previously ceded to the Company by a different primary insurer customer of the financial guaranty segment. Net income for the first quarter of 2005 included gains on sales of investments of $11.5 million (pre-tax) compared to $26.7 million (pre-tax) of gains on sales of investments for the first quarter of 2004. The first quarter of 2005 included a loss of $9.0 million (pre-tax) for the change in fair value of derivative instruments compared to a gain of $4.6 million (pre-tax) for the change in fair value of derivatives instruments for the first quarter of 2004. Total net debt service outstanding (par plus interest) on transactions insured by Financial Guaranty was $94.6 billion at March 31, 2005, compared to $94.4 billion at March 31, 2004. The amounts reported for Financial Guaranty at March 31, 2005 and 2004 reflect the recapture of approximately $12.4 billion and $25.5 billion, respectively, of net debt service outstanding that previously was ceded to the Company. Insurance in force for Mortgage Insurance decreased from $118.0 billion at March 31, 2004 to $110.1 billion at March 31, 2005.

Consolidated net premiums written for the first quarter of 2005 were $214.8 million, a $33.4 million or 18.4% increase from $181.4 million in the first quarter of 2004. Consolidated net premiums earned for the first quarter of 2005 were $247.0 million, a $3.6 million or 1.5% increase from $243.4 million reported in the first quarter of 2004. The amount of net premiums written reported in the first quarter of 2005 reflects a reduction of $54.7 million of Financial Guaranty written premiums related to the recapture of business by one primary insurer, which also reduced earned premiums by $4.5 million. The amount of net premiums written reported in the first quarter of 2004 reflects a reduction of $96.4 million of Financial Guaranty written premiums related to the recapture of business by one primary insurer in the first quarter of 2004, which also reduced earned premiums by $24.9 million. Net investment income of $50.9 million for the first quarter of 2005 was up slightly from $49.7 million in the first quarter of 2004, primarily from an increase in interest earned on bonds in the investment portfolio. The investment portfolio balance decreased from December 31, 2004, primarily due to the use of funds to repurchase approximately 6.1 million treasury shares at a cost of approximately $300 million. The Company has continued to invest some of its net operating cash flow in tax-advantaged securities, primarily municipal bonds, although the Company’s investment policy allows the purchase of various other asset classes, including common stock and convertible securities. The Company’s common equity exposure is targeted at a maximum of 5% of the investment portfolio’s market value, while the investment-grade convertible securities and investment-grade taxable bond exposures are each targeted not to exceed 10%. Equity in net income of affiliates increased to $51.3 million in the first quarter of 2005, up 57.8% from $32.5 million in the same period of 2004. This increase resulted from very strong growth in earnings at C-BASS and Sherman. Other income decreased to $6.1 million in the first quarter of 2005 from $8.4 million for the same period of 2004, primarily due to the cessation of business at RadianExpress.

The provision for losses for the first quarter of 2005 was $109.5 million, a decrease of $5.3 million or 4.6% from the $114.8 million reported for the first quarter of 2004. The decrease in the provision for losses for the first quarter of 2005 was due to favorable development in both Mortgage Insurance and Financial Guaranty. Mortgage Insurance experienced a decrease in the provision for losses as default rates and claims paid declined, but these decreases were offset by a shift in delinquencies towards older insured obligations, which are closer to foreclosure and require greater reserves. Policy acquisition costs were $29.4 million in the first quarter of 2005, an increase of $7.1 million or 31.8% from the $22.3 million reported for the first quarter of 2004. The amount of policy acquisition costs reported in the first quarter of 2004 reflects a reduction of $9.8 million related to the recapture of business by one of the primary insurers. The amount of policy acquisition costs reported in the first quarter of 2005 reflects an increase of $1.7 million related to the recapture of business by one of the primary insurers. The business recaptured in the first quarter of 2004 included business recorded prior to the acquisition of EFSG that carried a lower amount of deferred acquisition costs as a result of purchase accounting adjustments. The amount reported in 2005 was also lower due to the acceleration of deferred policy acquisition cost amortization in Mortgage Insurance in 2004, which reduced the base asset that was subject to amortization.

Other operating expenses declined to $51.7 million in the first quarter of 2005, from $53.2 million in the first quarter of 2004, primarily from a decrease in contracting underwriting expenses in the Mortgage Insurance segment and expenses related to RadianExpress offset by increases in employee costs and management fees. Interest expense of $9.0 million in the first quarter of 2005 decreased $0.7 million or 7.2% from $9.7 million in the first quarter of 2004, primarily due to the impact of interest rate swaps that the Company entered into in the second quarter of 2004, which effectively converted the interest rate on the Company’s 5.625% Senior Notes due 2013 to a variable rate based on a spread over the London Interbank Offered Rate (“LIBOR”). The consolidated effective tax rate was 27.0% for the three months ended March 31, 2005 compared to 27.5% for the first three months of 2004, reflecting a slight reduction in operating income compared to income generated from tax-advantaged securities.

Mortgage Insurance – Results of Operations

Mortgage Insurance’s net income for the first quarter of 2005 was $62.7 million, a decrease of $17.8 million or 22.1% compared to $80.5 million for the first quarter of 2004. This decrease was primarily due to decreases in net premiums earned as well as significantly lower gains on sales of investments, which are not deemed to be part of the mortgage insurance operations. This was partially offset by decreases in operating expenses and policy acquisition costs.

Although home purchases have increased, the mortgage insurance industry did not fully benefit from this increase due to significant recent equity appreciation, which decreased the percentage of loans requiring mortgage insurance, and an increase in alternative mortgage executions that exclude mortgage insurance, particularly so-called “80-10-10” arrangements, which include an 80% first lien and a 10% second lien mortgage. In addition, refinance activity remained high, which often results in the elimination of mortgage insurance on the refinanced loan, reducing volume in 2004 and 2005 throughout the industry. Primary new insurance written during the first quarter of 2005 was $6.0 billion, a $3.7 billion or 38.1% decrease from $9.7 billion written in the first quarter of 2004. This decrease in Mortgage Insurance’s primary new insurance written in 2005 was primarily due to a smaller overall market which led to a large decrease in insurance written both through flow business (loans insured on an individual basis) and structured transactions. In addition, price increases on specific products, particularly investor loans, took effect in the first quarter of 2005 and led to a decrease in demand for the Company’s insurance on those specific products and, indirectly, on other products as well. During the first quarter of 2005, Mortgage Insurance wrote $5.6 billion in flow business and $0.4 billion in structured transactions compared to $8.9 billion in flow business and $0.8 billion in structured transactions in the first quarter of 2004. The Company’s participation in the structured transactions market is likely to vary significantly from period-to-period because the Company competes with other mortgage insurers, as well as capital market executions, for these transactions. In the first quarter of 2005, Mortgage Insurance wrote $56 million of pool insurance risk compared to $86 million in the first quarter of 2004. A lower level of structured transactions, which sometimes takes the form of pool insurance, and a lower level of GSE pool risk written, contributed to this decline.

Mortgage Insurance’s volume in the first quarter of 2005 continued to be impacted by lower interest rates that affected the entire mortgage insurance industry. The continued low interest rate environment caused refinancing activity to remain relatively high, although not as high as in the comparable period of 2004. Mortgage Insurance’s refinancing activity, as a percentage of primary new insurance written was 37% for the first quarter of 2005 compared to 43% for the same period of 2004. The persistency rate, which is defined as the percentage of insurance in force that remains on the Company’s books after any 12-month period, was 58.4% for the 12 months ended March 31, 2005, compared to 51.5% for the 12 months ended March 31, 2004. This increase in the persistency rate reflects a decline in refinancing activity during the first quarter of 2005 as well as the higher interest rate environment experienced toward the middle part of 2004. The Company’s expectation for the remainder of 2005 is that persistency rates will continue to slowly rise throughout the year, influenced by relatively stable or slowly rising interest rates.

Net premiums earned in the first quarter of 2005 were $192.5 million, a $14.6 million or 7.0% decrease compared to $207.1 million in the first quarter of 2004. Approximately $6.2 million of the decline reflects a decrease in premiums from non-traditional new insurance volume in Radian Insurance and Amerin Guaranty. Certain portions of this business are included in “other risk in force” and include a high percentage of credit enhancement on net interest margin securities (“NIMs”) and second-lien mortgage insurance business. The remainder of the decline in net premiums earned resulted from the decline in the primary insurance business as a result of lower levels of new insurance written as described above. During the second quarter of 2004, the Company announced its intent to limit the amount of second lien business it will originate in the future, but the Company continues to evaluate this decision and may increase its participation in second lien business if it believes it can do so at acceptable levels of risk and return. Premiums earned in Radian Insurance and Amerin Guaranty, primarily from credit insurance on mortgage-related assets and second mortgages, were $23.4 million in the first quarter of 2005, compared to $29.6 million in the same period of 2004 as several NIMs deals expired and were not replaced with new deals. Premiums earned will fluctuate as the mix of premiums written changes. For the first quarter of 2005, the mix includes a higher percentage of prime business, which has lower premium rates compared to the non-prime business because the level of expected loss associated with this type of insurance is lower than the expected loss associated with non-prime insurance. Direct primary insurance in force was $110.1 billion at March 31, 2005, compared to $115.3 billion at December 31, 2004 and $118.0 billion at March 31, 2004. Total pool risk in force was $2.4 billion at March 31, 2005, December 31, 2004, and March 31, 2004. Other risk in force in Radian Insurance and Amerin Guaranty was $1.7 billion at March 31, 2005 compared to $1.2 billion at December 31, 2004 and March 31, 2004. The increase in risk at March 31, 2005 was due to a single transaction that is a AAA wrap on a large portfolio. Because of the remote nature of the risk, premiums are low as a percentage of exposure.

In addition to insuring prime loans, Mortgage Insurance insures non-traditional loans, primarily Alt-A and A minus loans (collectively, referred to as “non-prime” business). Alt-A borrowers generally have a similar credit profile to the Company’s prime borrowers, but these loans are underwritten with reduced documentation and verification of information. The Company typically charges a higher premium rate for Alt-A business due to reduced or no documentation. Alt-A loans tend to have higher balances than other loans insured by Mortgage Insurance. In addition to insuring Alt-A loans with FICO scores above 660, the Company also insures Alt-A loans with FICO scores ranging from 620 to 660, but the Company has measures in place to limit this exposure to these lower-FICO Alt-A loans and charges a significantly higher premium for the level of increased risk. The Company considers Alt-A loans to be more risky than prime business, particularly Alt-A loans to borrowers with FICO credit scores below 660. The Company previously had disclosed an intent to reduce its insurance of lower FICO Alt-A loans and has done so, although the Company continually re-evaluates this decision and will only increase its participation in this business if it believes it can do so at acceptable levels of risk and return. The Company’s A minus loan programs typically have non-traditional credit standards that are less stringent than standard credit guidelines and include loans to borrowers with FICO scores ranging from 570 to 619. In an attempt to compensate for this additional risk, the Company receives a higher premium for insuring this product, which the Company believes is commensurate with the additional default risk. During the first quarter of 2005, non-prime business accounted for $1.8 billion or 29.1% of Mortgage Insurance’s new primary insurance written compared to $3.4 billion, or 35.1% for the same period in 2004. Of the $1.8 billion of non-prime business written for the first quarter of 2005, $1.1 billion or 64.9% was Alt-A. At March 31, 2005, non-prime insurance in force was $33.1 billion or 30.0% of total primary insurance in force, compared to $36.9 billion or 31.2% at March 31, 2004. Of the $33.1 billion of non-prime insurance in force at March 31, 2005, $20.4 billion or 61.6% was Alt-A. The Company anticipates that the mix of non-prime mortgage insurance business and non-traditional insurance products could continue to fluctuate as a result of structural changes, competitive pricing differentials and competitive products in the mortgage lending and mortgage insurance businesses.

For the first quarter of 2005, premiums ceded under captive reinsurance arrangements were $23.8 million or 12.2% of total premiums earned during the period, compared to $19.2 million or 9.8% of total premiums earned for the same period of 2004. New primary insurance written under captive reinsurance arrangements for the three months ended March 31, 2005 was $2.3 billion or 37.8% of total primary new insurance written, compared to $4.3 billion or 45.0% of total primary new insurance written for the three months ended March 31, 2004. These percentages can be volatile as a result of increases or decreases in structured transactions, such as has occurred over the last several quarters.

Net investment income attributable to Mortgage Insurance for the first quarter of 2005 was $28.8 million, compared to $28.5 million for the same period of 2004. Investment income for the first quarter of 2005 reflects the liquidation of a portion of the investment portfolio to finance the share repurchase program.

The provision for losses for the first quarter of 2005 was $97.9 million, compared to $98.1 million for the same period of 2004. Mortgage insurance experienced a decrease in the total number of loans in default and claims paid in the first quarter of 2005, some of which is believed to have been due to seasonality. The delinquencies at March 31, 2005 are more concentrated in older insured obligations that are seriously delinquent and are closer to foreclosure and therefore require a higher loss reserve. The default and claim cycle in the mortgage insurance business begins with the Company’s receipt of a default notice from the insured. Generally, the master policy of insurance requires the insured to notify the Company of a default within 15 days after the loan has become 60 days past due. Claim activity is not spread evenly throughout the coverage period of a book of business. Relatively few claims on prime business are received during the first two years following issuance of a policy and on non-prime business during the first year. Historically, claim activity on prime loans has reached its highest level in the third through fifth years after the year of policy origination, and on non-prime loans this level is expected to be reached in the second through fourth years. Approximately 77.8% of the primary risk in force and approximately 27.1% of the pool risk in force at March 31, 2005 had not yet reached its highest claim frequency years. Because it is difficult to predict both the timing of originating new business and the run-off rate of existing business, it also is difficult to predict, at any given time, the percentage of risk in force that will reach its highest claim frequency years on any future date. The combined default rate for both primary and pool insurance, excluding second-lien insurance coverage, was 3.2% at March 31, 2005, compared to 3.3% at December 31, 2004 and 3.1% at March 31, 2004, while the default rate on the primary business was 4.7% at March 31, 2005, compared to 4.8% at December 31, 2004 and 4.5% at March 31, 2004.

The total number of loans in default decreased from 48,940 at December 31, 2004 to 47,041 at March 31, 2005. The average loss reserve per default increased from $11,435 at the end of 2004 to $12,141 at March 31, 2005. The loss reserve as a percentage of risk in force was 1.9% at March 31, 2005, compared to 1.8% at December 31, 2004. Defaults in the non-prime mortgage insurance business, which has experienced a consistent increase in the number of defaults in the past few years, appears to have leveled off. Although the default rate on this business is higher than on prime business, higher premium rates charged for non-prime business are expected to compensate for the increased level of expected losses associated with this business. The number of non-prime loans in default at March 31, 2005 was 20,317, which represented 53% of the total primary loans in default, compared to 21,017 non-prime loans in default at December 31, 2004, which represented 52% of the total primary loans in default. The default rate on the Alt-A business was 6.6% at March 31, 2005 compared to 6.5% at December 31, 2004. The combined default rate on the A minus and below loans was 12.6% at March 31, 2005 compared to 12.1% at December 31, 2004. It is too early to determine with certainty whether the increased premiums charged on non-prime business will compensate for the ultimate losses on the non-prime business. The default rate on the prime business was 3.0% and 3.2% at March 31, 2005 and December 31, 2004, respectively. The default rate on non-prime business increased 29 basis points to 9.3% at March 31, 2005 from 9.0% at December 31, 2004 as a result of that business seasoning, with the default rate on the prime business down 18 basis points from December 31, 2004. A strong economy, particularly employment and housing, generally results in lower default rates and a decrease in the overall level of losses. A weakening of the economy could negatively impact the Company’s overall default rates, which would result in an increase in the provision for losses.

Direct claims paid for the first quarter of 2005 were $85.7 million compared to $88.6 million for the comparable period of 2004. The average claim paid has fluctuated over the past few years primarily due to deeper coverage amounts and larger loan balances. In addition, rising or falling real estate values may also affect the amount of the average claim paid. The average claim paid in the first quarter of 2005 includes a larger than normal amount of recoveries. Alt-A loans have a higher average claim payment due to higher loan balances and greater coverage percentages. Claims paid on second-lien mortgages decreased in the first quarter of 2005 compared to the first quarter of 2004 as a result of an increase in recoveries partially offset by the increase in the volume of business written over the past few years for which the Company began paying claims. A disproportionately higher incidence of claims in Georgia is directly related to what the Company’s risk management department believes to be questionable property value estimates in that state. The Company’s risk management department put into place several property valuation checks and balances to mitigate the risk of this issue recurring and applies these same techniques to all mortgage insurance transactions. The Company expects this higher incidence of claims in Georgia to continue until loans originated in Georgia prior to the implementation of these preventive measures become sufficiently seasoned. A higher level of claim incidence in Texas resulted, in part, from unemployment levels that were higher than the national average and from lower home price appreciation. The Company believes that claims in the Midwest have been rising and will continue to rise due to the weak industrial sector of the economy. The Company anticipates that overall claim payments in 2005 will be consistent with or slightly up from 2004.

Policy acquisition costs relate directly to the acquisition of new business. Other operating expenses consist primarily of contract underwriting expenses, overhead and administrative costs. Policy acquisition and other operating expenses were $48.3 million for the first quarter of 2005, a decrease of $6.6 million or 12.0% compared to $54.9 million for the comparable period of 2004. Policy acquisition costs were $14.7 million in the first quarter of 2005, a decrease of $2.4 million or 14.0% compared to $17.1 million in the first quarter of 2004 primarily related to the 2004 acceleration of the amortization of policy acquisition costs related to prior years books of the business that had run-off more quickly than anticipated.

Other operating expenses were $33.6 million for the first quarter of 2005, a decrease of $4.2 million or 11.1% compared to $37.8 million for the first quarter of 2004. For the quarter ended March 31, 2005, other operating expenses included a decrease in the reserve for contract underwriting remedies. Contract underwriting expenses, including the impact of reserves for remedies for the first quarter of 2005 included in other operating expenses, were $7.7 million, compared to $17.8 million in the first quarter of 2004, a decrease of 56.5%. During the first quarter of 2004, the Company processed requests for remedies on less than 1% of loans underwritten but, as a result of increased underwriting in recent years, a strengthening of the contract underwriting reserve for remedies was necessary. Other income, which primarily includes income related to contract underwriting services, was $4.6 million for the first quarter of 2005, compared to $5.5 million for the first quarter of 2004. During the first quarter of 2005, loans written via contract underwriting accounted for 21.9% of applications, 21.0% of commitments, and 19.5% of certificates issued by Mortgage Insurance as compared to 22.9%, 21.8% and 21.7%, respectively, in the same period of 2004. From time to time, the Company sells, on market terms, loans it has purchased under contract underwriting remedies to its affiliate, C-BASS. There were no loans sold to C-BASS for the first quarter of 2005. The Company sold $4.4 million of loans to C-BASS in the first quarter of 2004.

Mortgage Insurance’s interest expense for the first quarter of 2005 was $5.1 million, compared to $5.5 million for the first quarter of 2004. This amount represents the allocation from the parent company of interest on long-term debt and includes the impact of the interest-rate swaps. Net gains on sales of investments were $7.1 million for the first quarter of 2005 compared to gains of $24.1 million in the first quarter of 2004. This decrease was primarily related to the unusually high gains on sales of investments recorded in the first quarter of 2004 as a result of changes in asset allocation and investment execution strategies. Change in the fair value of derivative instruments was $3.2 million for the first quarter of 2005 compared to $4.4 million for the first quarter of 2004, primarily due to changes in the fair value of embedded options in convertible securities held in the investment portfolio.

The effective tax rate for the quarter ended March 31, 2005 was 26.0%, compared to 27.6% for the first quarter of 2004. The difference between the effective tax rate and the statutory rate of 35% reflects the significant investment in tax-advantaged securities.

The following table provides selected information as of and for the periods indicated for the Mortgage Insurance segment:

	Three Months Ended
($ thousands, unless specified otherwise)	March 31 2005	December 31 2004	March 31 2004
Provision for losses	$97,927	$100,774	$98,123
Reserve for losses	$571,128	$559,632	$521,102

Reserves for losses by category:
Primary Insurance
Prime	$164,847	$165,936	$157,463
Alt-A	161,102	160,815	152,603
A minus and below	150,802	147,604	140,067
Pool insurance	42,800	43,023	40,826
Seconds/NIMs/Other	51,577	42,254	30,143

	$571,128	$559,632	$521,102

Default Statistics
Primary Insurance
Prime
Number of insured loans	591,972	610,480	629,719
Number of loans in default	17,750	19,434	19,240
Percentage of total loans in default	3.00%	3.18%	3.06%

Alt-A
Number of insured loans	119,008	128,010	137,247
Number of loans in default	7,826	8,339	7,880
Percentage of total loans in default	6.58%	6.51%	5.74%

A minus and below
Number of insured loans	98,906	104,672	103,545
Number of loans in default	12,491	12,678	11,757
Percentage of loans in default	12.63%	12.11%	11.35%

Total
Number of insured loans	809,886	843,162	870,511
Number of loans in default	38,067	40,451	38,877
Percentage of loans in default	4.70%	4.80%	4.47%

Direct claims paid:
Prime	$31,871	$35,139	$32,059
Alt-A	22,332	21,099	20,525
A minus and below	20,884	23,772	22,634
Seconds	10,607	9,835	13,399

Total	$85,694	$89,845	$88,617

Average claim paid:
Prime	$24.5	$25.2	$24.5
Alt-A	37.0	37.4	42.6
A minus and below	26.4	27.8	27.7
Seconds	25.3	26.1	30.1
Total	$27.5	$28.2	$29.0

	Three Months Ended
	March 31 2005	December 31 2004	March 31 2004
States with highest claims paid:
Texas	$8,667	$9,201	$8,038
Georgia	7,808	7,028	8,569
Ohio	6,253	6,630	3,411
Colorado	5,395	4,529	3,756
Michigan	4,738	5,821	3,716

Percentage of total claims paid:
Texas	10.1%	10.2%	9.1%
Georgia	9.1	7.8	9.7
Ohio	7.3	7.4	3.8
Colorado	6.3	5.0	4.2
Michigan	5.5	6.5	4.2

Risk in force: ($ millions)
California	$2,768	$3,514	$3,822
Florida	2,432	2,448	2,308
New York	1,524	1,551	1,592
Texas	1,494	1,477	1,454
Georgia	1,233	1,253	1,255
Total risk in force:	$25,863	$27,017	$26,906

Percentage of total risk in force:
California	10.7%	13.0%	14.2%
Florida	9.4	9.1	8.6
New York	5.9	5.7	5.9
Texas	5.8	5.5	5.4
Georgia	4.8	4.6	4.7

	Three Months Ended
	March 31 2005		December 31 2004		March 31 2004
Primary new insurance written (“NIW”) ($ millions)
Flow	$5,662	93.7%	$7,966	68.1%	$8,842	91.5%
Structured	382	6.3	3,736	31.9	824	8.5

Total	$6,044	100.0%	$11,702	100.0%	$9,666	100.0%

Prime	$4,283	70.9%	$6,929	59.2%	$6,271	64.9%
Alt-A	1,143	18.9	2,654	22.7	2,487	25.7
A minus and below	618	10.2	2,119	18.1	908	9.4

Total	$6,044	100.0%	$11,702	100.0%	$9,666	100.0%

Total primary new insurance written by FICO(a) score ($ millions)
<=619	$443	7.3%	$1,922	16.4%	$705	7.3%
620-679	1,950	32.3	4,048	34.6	3,209	33.2
680-739	2,144	35.5	3,558	30.4	3,445	35.6
>=740	1,507	24.9	2,174	18.6	2,307	23.9

Total	$6,044	100.0%	$11,702	100.0%	$9,666	100.0%

Percentage of primary new insurance written
Monthlies	93%		95%		94%
Refinances	37%		45%		43%
95.01% LTV(b) and above	14%		9%		12%
ARMS	36%		51%		34%

Primary risk written ($ millions)
Flow	$1,414	96.0%	$1,983	66.3%	$2,313	89.5%
Structured	60	4.0	1,007	33.7	272	10.5

Total	$1,474	100.0%	$2,990	100.0%	$2,585	100.0%

Other risk written ($ millions)
Seconds	$10		$22		$52
NIMs and other	599		20		168

Total other risk written	$609		$42		$220

Net Premium Written:
Primary and Pool Insurance	$176,184		$188,257		$176,278
Other Insurance	24,053		26,581		29,391

Net Premiums Written	$200,237		$214,838		$205,669

Net Premiums Earned:
Primary and Pool Insurance	$169,021		$174,350		$177,443
Other Insurance	23,444		28,287		29,673

Net Premiums Earned	$192,465		$202,637		$207,116

Captives
Premiums ceded to captives ($ millions)	$23.8		$22.8		$19.2
% of total premiums	12.2%		11.6%		9.8%
NIW subject to captives ($ millions)	$2,286		$3,991		$4,349
% of primary NIW	37.8%		34.1%		45.0%
IIF(c) subject to captives	33.7%		33.2%		30.3%
RIF(d) subject to captives	35.5%		34.9%		32.2%

	Three Months Ended
	March 31 2005		December 31 2004		March 31 2004
Primary insurance in force ($ millions)
Flow	$87,308	79.3%	$89,741	77.8%	$91,403	77.4%
Structured	22,838	20.7	25,574	22.2	26,618	22.6

Total	$110,146	100.0%	$115,315	100.0%	$118,021	100.0%

Primary insurance in force ($ millions)
Prime	$77,048	70.0%	$79,628	69.0%	$81,168	68.8%
Alt-A	20,377	18.5	22,092	19.2	23,589	20.0
A minus and below	12,721	11.5	13,595	11.8	13,264	11.2

Total	$110,146	100.0%	$115,315	100.0%	$118,021	100.0%

Primary risk in force ($ millions)
Flow	$21,367	82.6%	$21,991	81.4%	$22,305	82.9%
Structured	4,496	17.4	5,021	18.6	4,601	17.1

Total	$25,863	100.0%	$27,012	100.0%	$26,906	100.0%

Prime	$17,902	69.3%	$18,422	68.2%	$18,332	68.1%
Alt-A	4,745	18.3	5,146	19.1	5,340	19.9
A minus and below	3,216	12.4	3,444	12.7	3,234	12.0

Total	$25,863	100.0%	$27,012	100.0%	$26,906	100.0%

Total primary risk in force by FICO score ($ millions)
<=619	$3,044	11.8%	$3,296	12.2%	$3,267	12.1%
620-679	8,438	32.7	8,850	32.8	8,735	32.5
680-739	8,758	33.8	9,101	33.7	8,913	33.1
>=740	5,623	21.7	5,765	21.3	5,991	22.3

Total	$25,863	100.0%	$27,012	100.0%	$26,906	100.0%

Percentage of primary risk in force
Monthlies	91%		92%		91%
Refinances	37%		37%		39%
95.01% LTV and above	13%		13%		12%
ARMs	30%		31%		27%

Total primary risk in force by LTV ($ millions)
95.01% and above	$3,416	13.2%	$3,429	12.7%	$3,239	12.0%
90.01% to 95.00%	9,408	36.4	9,822	36.4	10,119	37.6
85.01% to 90.00%	9,872	38.2	10,290	38.1	9,942	37.0
85.00% and below	3,167	12.2	3,471	12.8	3,606	13.4

Total	$25,863	100.0%	$27,012	100.0%	$26,906	100.0%

Total primary risk in force by policy year ($ millions)
2001 and prior	$3,688	14.3%	$4,202	15.6%	$6,614	24.6%
2002	3,012	11.7	3,410	12.6	5,467	20.3
2003	8,103	31.3	9,046	33.5	12,291	45.7
2004	9,627	37.2	10,354	38.3	2,534	9.4
2005	1,433	5.5	—	—	—	—

Total	$25,863	100.0%	$27,012	100.0%	$26,906	100.0%

	Three Months Ended
	March 31 2005	December 31 2004	March 31 2004
Pool insurance ($ millions)
Number of insured loans	589,934	583,568	565,264
Number of loans in default	6,249	6,749	5,739
Percentage of loans in default	1.06%	1.16%	1.02%
Pool risk written	$56	$65	$86
GSE(e) pool risk in force	$1,398	$1,658	$1,423
Total pool risk in force	$2,383	$2,384	$2,430

Other risk in force ($ millions)
Seconds	$659	$673	$731
NIMs and other	1,085	532	475

Total other risk in force	$1,744	$1,205	$1,206

	Three Months Ended
	March 31 2005		March 31 2004
Alt-A Information
Primary new insurance written by FICO score ($ millions)
<=619	$6	0.5%	$20	0.8%
620-659	143	12.5	464	18.7
660-679	199	17.4	444	17.8
680-739	520	45.5	1,122	45.1
>=740	275	24.1	437	17.6

Total	$1,143	100.0%	$2,487	100.0%

Primary risk in force by FICO score ($ millions)
<=619	$62	1.3%	$94	1.7%
620-659	982	20.7	1,280	24.0
660-679	849	17.9	904	16.9
680-739	2,004	42.2	2,152	40.3
>=740	848	17.9	910	17.1

Total	$4,745	100.0%	$5,340	100.0%

Primary risk in force by LTV ($ millions)
95.01% and above	$324	6.8%	$512	9.6%
90.01% to 95.00%	1,683	35.5	1,876	35.1
85.01% to 90.00%	2,051	43.2	2,132	39.9
85.00% and below	687	14.5	820	15.4

Total	$4,745	100.0%	$5,340	100.0%

Primary risk in force by policy year ($ millions)
2001 and prior	$296	6.2%	$640	12.0%
2002	551	11.6	1,209	22.6
2003	1,500	31.6	2,785	52.2
2004	2,134	45.0	706	13.2
2005	264	5.6	—	—

Total	$4,745	100.0%	$5,340	100.0%

(a)	Fair Isaac and Company (“FICO”) credit scoring model.
(b)	Loan-to-value ratios. The ratio of the original loan amount to the value of the property.
(c)	Insurance in force.
(d)	Risk in force.
(e)	Government Sponsored Enterprises (“GSEs”), i.e., Freddie Mac and Fannie Mae.

Financial Guaranty– Results of Operations

Financial Guaranty’s net income for the first quarter of 2005 was $21.2 million, a $4.3 million or 25.4% increase from $16.9 million for the same period of 2004. The net income for the three months ended March 31, 2005 reflects a $4.1 million immediate after-tax reduction as a result of the first quarter 2005 recapture of insurance previously ceded to the Company by one primary insurer customer. The net income for the three months ended March 31, 2004 reflects a $10.3 million immediate after-tax reduction as a result of the first quarter 2004 recapture of insurance previously ceded to the Company by a different primary insurer customer. Net premiums written and earned for the first quarter of 2005 were $14.6 million and $54.6 million, respectively, compared to $(24.2) million and $36.3 million, respectively, for the first quarter of 2004. Net premiums written and earned for the first quarter of 2005 reflect a reduction of $54.7 million and $4.5 million, respectively, related to the recapture of business in the first quarter of 2005. Net premiums written and earned for the first quarter of 2004 reflect a reduction of $96.4 million and $24.9 million, respectively, related to the recapture of business in the first quarter of 2004. Included in net premiums written and earned for the first quarter of 2005 were $10.2 million and $13.4 million, respectively, of credit enhancement fees on derivative financial guaranty contracts, compared to $10.1 million and $9.9 million, respectively, included in net premiums written and earned in the comparable period of 2004.

In the first quarter of 2005, the financial guaranty segment generated positive gross written premiums from three significant customers. A fourth customer accounted for a negligible amount of positive gross written premiums. Significant positive gross written premiums from a fifth customer were more than offset by the impact of gross written premiums recaptured by this fifth customer. In the first quarter of 2004, the financial guaranty segment generated significant positive gross written premiums from three customers. Positive gross written premiums from a fourth customer in the first quarter of 2004 (the customer that provided negligible gross written premiums in the first quarter of 2005) were more than offset by the impact of gross written premiums recaptured by this fourth customer. Five trade credit insurers were responsible for 79.4% of gross written premiums in the financial guaranty segment (including the impact of the recapture of business previously ceded to the Company by one of the primary insurer customers in the first quarter of 2005) in the first quarter of 2005. This percentage was 16.9% excluding the impact of the 2005 recapture.

Net investment income attributable to Financial Guaranty was $22.1 million for the first quarter of 2005, compared to $21.1 million for the comparable period of 2004. Equity in net income of affiliates for the Financial Guaranty segment for the first quarter of 2004 was a loss of $0.9 million, which was related to Primus. In September 2004, Primus sold shares of its common stock in a public offering. The Company sold some of its shares in Primus in this initial public offering. The sale of its shares reduced the Company’s investment in Primus to an approximate 11% interest. Also as a result of the Company’s reduced ownership and influence over Primus subsequent to its becoming a public company, the Company moved its investment in Primus to its equity investment portfolio at September 30, 2004 and no longer records income or loss from Primus as equity in net income of affiliates on a quarterly basis.

The provision for losses was $11.6 million for the first quarter of 2005, compared to $16.6 million for the first quarter of 2004. The provision for losses represented 21.2% of net premiums earned (including the impact of the recapture of business previously ceded to the Company by one primary insurer customer in the first quarter of 2005) for the first quarter of 2005, compared to 45.7% (including the impact of the recapture of business previously ceded to the Company by a different primary insurer customer in the first quarter of 2004) for the corresponding period of 2004. The provision for losses was 19.6% and 27.1% of net premiums earned for the quarters ended March 31, 2005 and March 31, 2004, excluding the impact of the respective recaptures. The Company paid $8.0 million in claims for the first quarter of 2005 and $7.4 million in claims in the first quarter of 2004 related to a single manufactured housing transaction with Conseco Finance Corp. that was fully reserved for in 2003. The Company expects that losses related to this transaction will be paid out over the next several years. The Company closely monitors troubled credits through its internal classification process. Credits classified as “intensified surveillance” are defined as obligations where continued performance is questionable and in the absence of a positive change may result in non-payment. At March 31, 2005, the Company had $323.8 million of exposure on six credits greater than $25 million that were classified as intensified surveillance. At March 31, 2004, the Company has $181.1 million of exposure on two credits greater than $25 million that were classified as intensified surveillance.

        Policy acquisition costs and other operating expenses were $29.1 million for the quarter ended March 31, 2005, compared to $16.6 million for the quarter ended March 31, 2004. The amount reported in the first quarter of 2005 reflects a $1.7 million increase in policy acquisition costs resulting from the first quarter of 2005 recapture. The amount reported in the first quarter of 2004 reflects a $9.8 million reduction in policy acquisition costs resulting from the first quarter of 2004 recapture. The expense ratio of 53.3% (including the impact of the 2005 recapture) for the first quarter of 2005 was up from 45.7% (including the impact of the 2004 recapture) for the same period of 2004, due the lower policy acquisition costs in 2004 as a result of the 2004 recapture offset by slightly higher expenses in 2005 due to higher technology costs and an increase in costs to support Financial Guaranty’s London operations. The expense ratio was 46.3% for the first quarter of 2005 and 43.0% for the first quarter of 2004, excluding the impact of the respective recaptures in each year. Included in policy acquisition costs and other operating expenses for the first quarter of 2005 were $2.0 million of origination costs related to derivative financial guaranty contracts, compared to $1.4 million for the same period of 2004. Interest expense was $3.1 million for the first quarter of 2005, compared to $3.4 million for the first quarter of 2004. Both periods include interest allocated to the Financial Guaranty segment on the Company’s debt financing. Net gains on sales of investments were $3.6 million for the first quarter of 2005 compared to a net loss of $0.6 million in the first quarter of 2004. This increase primarily related to the first quarter of 2004 sales of investments as a result of changes in asset allocation and investment execution strategies. Change in the fair value of derivative instruments was a loss of $12.0 million for the first quarter of 2005, primarily related to deterioration in one transaction, compared to a gain of $0.2 million for the first quarter of 2004. The amount reported in the first quarter of 2004 included a $0.8 million loss related to the 2004 recapture. During the first quarter of 2005, the Company received $2.2 million as settlement proceeds on derivative financial guaranty contracts. During the first quarter of 2004, the Company received $2.9 million as settlement proceeds on derivative financial guaranty contracts. The Company did not pay any amounts for settlements on derivative financial guaranty contracts in either period.

The effective tax rate was 14.7% for the three months ended March 31, 2005, compared 13.4% for the three months ended March 31, 2004. The low tax rate for both quarters reflects the lower level of pre-tax income driven primarily by the recaptures, which caused a higher percentage of pre-tax income to be from investment income, much of which is derived from investments in tax-advantaged securities.

The gross par originated by Financial Guaranty for the periods indicated was as follows:

	Three Months Ended
Type (in millions)	March 31 2005	March 31 2004
Public finance:
General obligation and other tax supported	$781	$388
Water/sewer/electric gas and investor-owned utilities	116	168
Healthcare	477	289
Airports/transportation	163	4
Education	45	29
Other municipal	36	1
Housing	63	53

Total public finance	1,681	932

Structured finance:
Asset-backed	1,134	574
Collateralized debt obligations	926	1,071
Other structured	94	—

Total structured finance	2,154	1,645

Total	$3,835	$2,577

The net par originated and outstanding was not materially different from the gross par originated and outstanding at March 31, 2005 and 2004 because the Company does not cede a material amount of reinsurance.

The following table shows the breakdown of premiums written and earned by Financial Guaranty’s various products for each period:

	Three Months Ended March 31
	2005	2004
	(in thousands)
Net premiums written:
Public finance direct	$15,433	$8,187
Public finance reinsurance	17,026	20,468
Structured direct	15,057	17,747
Structured reinsurance	8,510	8,812
Trade credit	13,319	16,962

	69,345	72,176
Impact of recapture (1)	(54,742)	(96,417)

Total net premiums written	$14,603	$(24,241)

Net premiums earned:
Public finance direct	$8,962	$5,799
Public finance reinsurance	8,513	11,202
Structured direct	18,219	18,446
Structured reinsurance	7,266	9,732
Trade credit	16,138	16,017

	59,098	61,196
Impact of recapture (1)	(4,538)	(24,892)

Total net premiums earned	$54,560	$36,304

(1)	Amounts recorded related to the immediate impact of the recapture of previously ceded business by one of the primary insurer customers of Financial Guaranty reinsurance business in each of the first quarters of 2005 and 2004.

Included in net premiums earned for the first quarter of 2005 were refundings of $2.4 million, compared to $1.9 million for the same period of 2004.

The following schedule depicts the expected amortization of the unearned premium for the existing financial guaranty portfolio, assuming no advance refundings, as of March 31, 2005. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay financial guaranty obligations. Unearned premium amounts are net of prepaid reinsurance.

($ millions)	Ending Net Unearned Premiums	Unearned Premium Amortization	Future Installments	Total Premium Earnings
2005	$499.5	$85.6	$43.6	$129.2
2006	439.6	59.9	62.9	122.8
2007	386.6	53.0	47.8	100.8
2008	341.9	44.7	32.7	77.4
2009	306.9	35.0	22.6	57.6

2005-2009	306.9	278.2	209.6	487.8
2010-2014	178.6	128.3	47.9	176.2
2015-2019	89.7	88.9	8.9	97.8
2020-2024	35.3	54.4	5.6	60.0
After 2024	0.0	35.3	4.3	39.6

Total		$585.1	$276.3	$861.4

The following table shows the breakdown of claims paid and incurred losses by Financial Guaranty for the periods indicated:

	Three Months Ended March 31
($ thousands)	2005	2004
Claims Paid:
Trade Credit	$4,998	$6,628
Financial Guaranty	12,484	2,637
Conseco Finance Corp.	7,969	7,405

	25,451	16,670
Impact of recapture (2)	—	11,488

Total	$25,451	$28,158

Incurred Losses:
Trade Credit	$7,041	$8,202
Financial Guaranty	4,532	8,442

Total	$11,573	$16,644

(2)	Comprised of claims payments related to the 2004 recapture of previously ceded business by one of the primary insurer customer of the Financial Guaranty reinsurance business.

The following table shows the breakdown of the reserve for losses and loss adjustment expenses for the financial guaranty segment at the end of each period indicated:

	March 31 2005	December 31 2004	March 31 2004
Financial Guaranty:
Case reserves	$80,885	$98,359	$139,411
Allocated non-specific	20,750	9,750	9,000
Unallocated non-specific	47,860	56,748	46,441

Trade Credit and Other:
Case reserves	31,993	34,126	44,741
IBNR	45,055	42,397	25,420

Total	$226,543	$241,380	$265,013

The increase in the March 31, 2005 allocated non-specific reserve relates to a student housing credit having a total par outstanding of $34.6 million.

Financial Services – Results of Operations

Net income attributable to the financial services segment for the first quarter of 2005 was $31.7 million compared to $22.6 million for the comparable period of 2004. Equity in net income of affiliates was $51.3 million (pre-tax) for the first quarter of 2005, an increase of 53.6% compared to $33.4 million (pre-tax) for the comparable period of 2004. C-BASS accounted for $28.1 million (pre-tax) of the total net income of affiliates in the first quarter of 2005 compared to $20.9 million (pre-tax) in the comparable period of 2004. This reflected the growth in C-BASS’s servicing fees from the growth in their serviced portfolio and in their off-balance sheet securitizations. These results could vary significantly from period to period because a portion of C-BASS’s income is dependent on its ability to sell mortgage-backed securities in the capital markets. These mortgage capital markets can be volatile, subject to changes in interest rates, credit spreads and liquidity. In addition, C-BASS has the right to call many of its mortgage-backed securities for redemption, and it tends to do so in low interest rate environments, such as have existed recently, which can lead to volatility in its quarterly results. Equity in net income of affiliates included $23.2 million (pre-tax) for Sherman in the first quarter of 2005 compared to $12.5 million (pre-tax) in the comparable period of 2004. This resulted primarily from the growth in Sherman’s portfolio over the past several years and gains from a favorable seller’s market for charged-off consumer assets and mortgage receivables in 2005.

RadianExpress, which was operating on a run-off basis until its shutdown March 31, 2005, recorded negligible income and expense for the first quarter of 2005 compared to $1.7 million and $2.0 million, respectively, for the comparable period of 2004.

Other

The Company is seeking to sell or otherwise dispose of the remaining assets and operations of Singer Asset Finance Company L.L.C. (“Singer”), a wholly owned subsidiary of EFSG. Singer had been engaged in the purchase, servicing, and securitization of assets including state lottery awards and structured settlement payments, and currently is operating on a run-off basis. Singer’s run-off operations consist of servicing and/or disposing of Singer’s previously originated assets and servicing its non-consolidated special purpose vehicles. The results of this subsidiary are not material to the financial results of the Company. At March 31, 2005, the Company had approximately $397 million and $376 million of non-consolidated assets and liabilities, respectively, associated with Singer special-purpose vehicles. The Company’s investment in these special-purpose vehicles was $21.0 million at March 31, 2005. At December 31, 2004, the Company had $413 million and $392 million of non-consolidated assets and liabilities, respectively, associated with Singer special-purpose vehicles. The Company’s investment in these special purpose vehicles at December 31, 2004 was $20.8 million.

Another insurance subsidiary, Van-American Insurance Company, Inc., is engaged on a run-off basis in reclamation bonds for the coal mining industry and surety bonds covering closure and post-closure obligations of landfill operations. This business is not material to the financial results of the Company.

The Company, through its ownership of EFSG, owned an indirect 36.0% equity interest in EIC Corporation Ltd. (“Exporters”), an insurance holding company that, through its wholly owned insurance subsidiary licensed in Bermuda, insures primarily foreign trade receivables for multinational companies. In December 2004, the Company sold its interest in Exporters for $4.0 million recording a loss of $1.2 million on the sale. Financial Guaranty provides significant reinsurance capacity to Exporters on a quota-share, surplus-share and excess-of-loss basis. The Company’s related reinsurance exposure at March 31, 2005 was approximately $137.2 million, equal to that at December 31, 2004. This exposure is expected to run off over approximately seven years. The Company had reserves of $11.9 million at both March 31, 2005 and December 31, 2004 for this exposure.

Investments

The Company is required to group assets in its investment portfolio into one of three categories: held to maturity, available for sale or trading securities. Fixed-maturity securities for which the Company has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. Investments classified as available for sale are reported at fair value, with unrealized gains and losses (net of tax) reported as a separate component of stockholders’ equity under accumulated other comprehensive income. Investments classified as trading securities are reported at fair value, with unrealized gains and losses (net of tax) reported as a separate component of income. For securities classified as either available for sale or held to maturity, the Company conducts a quarterly evaluation of declines in market value of the investment portfolio asset basis to determine whether the decline is other-than-temporary. This evaluation includes a review of (1) the length of time and extent to which fair value is below amortized cost; (2) issuer financial condition; and (3) intent and ability of the Company to retain its investment over a period of time to allow recovery in fair value. The Company uses a 20% decline in price over four continuous quarters as a guide in identifying those securities that should be evaluated for impairment. For securities that have experienced rapid price declines or unrealized losses of less than 20% over periods in excess of four consecutive quarters, classification as other-than-temporary is considered. Factors influencing this consideration include an analysis of the security issuer’s financial performance, financial condition and general economic conditions. If the decline in fair value is judged to be other-than-temporary, the cost basis of the individual security is written down to fair value through earnings as a realized loss and fair value becomes the new basis. At March 31, 2005 and December 31, 2004, there were no investments held in the portfolio that met these criteria. There were no write-downs in 2005 or 2004. Realized gains and losses are determined on a specific identification method and are included in income. Other invested assets consist of residential mortgage-backed securities and forward foreign currency contracts and are carried at fair value.

At March 31, 2005 fixed-maturity investments available for sale had gross unrealized losses of $24.6 million. At March 31, 2005, equity securities available for sale had gross unrealized losses of $0.1 million. The length of time that these securities in an unrealized loss position at March 31, 2005 have been in an unrealized loss position, as measured by their March 31, 2005 fair values, was as follows:

(Dollar amounts in millions)	Number of Securities	Fair Value	Amortized Cost	Unrealized Loss
Less than 6 months	483	$687.7	$701.3	$13.6
6 to 9 months	60	105.4	108.7	3.3
9 to 12 months	48	91.2	93.8	2.6
More than 12 months	73	97.2	101.2	4.0

Subtotal	664	981.5	1,005.0	23.5

U.S. Treasury and Agency securities	30	80.5	81.7	1.2

Total	694	$1,062.0	$1,086.7	$24.7

Of the 73 securities that have been in an unrealized loss position for more than 12 months, none has an unrealized loss of more than 20% of that security’s amortized cost and none required recognition as other-than-temporary in the Company’s judgment.

The contractual maturity of securities in an unrealized loss position at March 31, 2005 was as follows:

(Dollar amounts in millions)	Fair Value	Amortized Cost	Unrealized Loss
2005	$31.9	$32.0	$0.1
2006 - 2009	102.0	104.0	2.0
2010 - 2014	171.3	177.1	5.8
2015 and later	501.4	512.1	10.7
Mortgage-backed and other asset-backed securities	195.8	199.2	3.4
Redeemable preferred stock	49.9	52.5	2.6

Subtotal	1,052.3	1,076.9	24.6
Equity securities	9.7	9.8	0.1

Total	$1,062.0	$1,086.7	$24.7

Liquidity and Capital Resources

As a holding company, the Company conducts its principal operations through Mortgage Insurance and Financial Guaranty. There are regulatory and contractual limitations on the payment of dividends and other distributions from the Company’s insurance subsidiaries, but these limitations are not expected to prevent the payment of necessary dividends or distributions to the Company during at least the next 12 months. Based on the Company’s current intention to pay quarterly common stock dividends of approximately $0.02 per share, the Company would require approximately $5.2 million for the remainder of 2005 to pay the quarterly dividends on the shares of its common stock that were outstanding at March 31, 2005. The Company will also require approximately $38.4 million annually to pay the debt service on its currently outstanding long-term financing. The Company believes that it has the resources to meet these cash requirements for at least the next 12 months.

The Company’s sources of working capital consist primarily of premiums and investment income. Working capital is applied primarily to the payment of the Company’s claims and operating expenses. Cash flows from operating activities for the quarter ended March 31, 2005 were $65.4 million compared to $21.9 million for the quarter ended March 31, 2004. The lower amount in 2004 resulted primarily from the payment of $77.9 million made as a result of the recapture of previously ceded business that occurred in the first quarter of 2004 coupled with higher claims paid and operating expenditures. Positive cash flows are invested pending future payments of claims and other expenses. The Company believes that the operating cash flows generated by each of its insurance subsidiaries will provide those subsidiaries with sufficient funds to satisfy their claim payments and operating expenses for at least the next 12 months. The Company believes that it has the ability to fund additional cash flow needs, if any, through sales of short-term investments. At March 31, 2005, the parent company had cash and liquid investment securities of $88.2 million. In the unlikely event that the Company is unable to satisfy claims and operating expenses through the sale of short-term investments, the Company may be required to incur unanticipated capital losses or delays in connection with the sale of less liquid securities held by the Company. In any event, the Company does not anticipate the need for borrowings, under credit facilities or otherwise, to satisfy claims or other operating expenses.

The following table reconciles net income to cash flows for operations for the quarters ended March 31, 2005 and 2004 (in thousands):

	March 31 2005	March 31 2004
Net income	$115,612	$120,010
Increase in reserves
Deferred tax provision	11,456	28,885
Cash paid for clawback (1)	(37,645)	(76,882)
Increase in unearned premiums	(33,529)	(61,600)
Decrease in deferred policy acquisition costs	11,674	17,688
Equity in earnings of affiliates	(51,296)	(32,482)
Change in prepaid federal income taxes (1)	(20,900)	500
Other	70,051	25,817

Cash flows from operations	$65,423	$21,936

(1)	Cash item.

Recently, the Company has experienced a trend toward a reduction in cash flow from operations compared to net income, primarily because an increasing portion of the Company’s net income has been derived from the Company’s equity in earnings of affiliates, which is not treated as cash flow from operations in connection with the statement of cash flows. This trend also has resulted because of rising costs imposed by infrastructure and regulatory requirements and because the Company has been required to use more operating cash to pay taxes currently. This trend is exaggerated in periods like the first quarters of 2004 and 2005, which experienced the immediate impact of the exercise of recapture rights by financial guaranty reinsurance customers. The Company does not expect net income to greatly exceed cash flows in periods that are not impacted by the exercise of such recapture rights.

Stockholders’ equity decreased to $3.4 billion at March 31, 2005 compared to $3.7 billion at December 31, 2004. The approximate $0.3 million decrease in equity resulted from the repurchase of approximately 6.1 million shares of the Company’s common stock, net of reissues, for approximately $293.6 million, a decrease in the market value of securities available for sale of $65.4 million, net of tax and dividends of $1.8 million, offset by net income of $115.6 million and proceeds from the issuance of common stock under incentive plans of $9.2 million.

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

On May 11, 2004, the Company announced that its Board of Directors authorized the repurchase of up to 3.0 million shares of its common stock on the open market. On September 8, 2004, the Company announced that its Board of Directors authorized the repurchase of up to 2.0 million additional shares of its common stock on the open market. Shares were repurchased from time to time depending on market conditions, share price and other factors. These purchases were funded from available working capital. At March 31, 2005, all 5.0 million shares had been repurchased at a cost of approximately $235.9 million.

On February 15, 2005, the Company announced that its Board of Directors had authorized the repurchase of up to 5.0 million shares of its common stock on the open market under a new repurchase plan. This plan has similar characteristics to the previous plans. Repurchases under this plan commenced upon approval in February 2005. At March 31, 2005, approximately 3.4 million shares had been repurchased under this program at a cost of approximately $164.4 million. The Company may also begin purchasing shares on the open market to meet option exercise obligations, to fund 401(k) matches and purchases under the Company’s Employee Stock Purchase Plan, and the Company may consider future stock repurchase programs.

At March 31, 2005, the Company and its subsidiaries had plans to continue investing in significant information technology and infrastructure upgrades over the next two years at an estimated total cost of $20 million to $30 million. In addition, the Company is making significant investments in upgrading its business continuity plan. Cash flows from operations are being used to fund these expenditures, which are intended to benefit all of the Company’s business segments.

The Company owns a 46% interest in C-BASS. The Company has not made any capital contributions to C-BASS since the Company acquired its interest in C-BASS in connection with the acquisition of EFSG in February 2001. C-BASS paid $8.5 million and $12.5 million of dividends to an insurance subsidiary of the Company during the first quarter of 2005 and 2004, respectively. The distribution of these amounts to the Company by its insurance subsidiary is subject to regulatory limitations.

The Company owns a 41.5% interest in Sherman. The Company guarantees the payment of up to $25.0 million of a revolving credit facility issued to Sherman that expires in December 2005. There have been no drawdowns on this facility. The Company has provided to an affiliate of Sherman, in an arms-length transaction, a $150 million financial guaranty policy in connection with the structured financing of several pools of receivables previously acquired by Sherman. Sherman paid $51.9 million of dividends to an insurance subsidiary of the Company during the first quarter of 2005 and $29.1 million during the first quarter of 2004. The distribution of these amounts to the Company by its insurance subsidiary is subject to regulatory limitations.

The dividends from C-BASS and Sherman were used in part to fund the Company’s stock repurchase programs.

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

In September 2004, Primus sold shares of its common stock in an initial public offering. The Company sold 177,556 shares of its Primus common stock in this offering and received approximately $2.2 million. The Company now owns 4,744,506 shares or approximately 11% of Primus, but these shares are subject to significant limitations on their sale. The market value of this stock at March 31, 2005, was $61.8 million.

In February 2003, the Company issued $250 million of unsecured senior notes. These notes bear interest at the rate of 5.625% per annum, payable semi-annually on February 15 and August 15, beginning August 15, 2003. These notes mature in February 2013. The Company has the option to redeem some or all of the notes at any time with not less than 30 days’ notice. The Company used a portion of the proceeds from the offering to repay the $75.0 million in principal outstanding on the 6.75% debentures due March 1, 2003 that EFSG had issued. The remainder was used for general corporate purposes. In April 2004, the Company entered into interest-rate swap contracts that effectively converted the interest rate on this fixed-rate debt to a variable rate based on a spread over the six-month LIBOR for the remaining term of the debt.

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

The Company expects to meet its long-term liquidity needs using excess working capital, sales of investments, borrowings under its credit facility or through the private or public issuance of debt or equity securities. In February 2005, the SEC declared the Company’s $800 million universal shelf registration statement effective. The Company may use the shelf registration statement to offer and sell debt securities and various other types of securities to the public. However, the Company may be unable to issue securities under the shelf registration statement or otherwise on favorable terms, if at all.

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

The Company establishes loss reserves on its non-derivative financial guaranty contracts. As discussed below, the reserving policies used by the financial guaranty industry are continuing to evolve and are subject to change.

The Company’s financial guaranty loss reserve policy requires management to make the following key estimates and judgments:

•	Setting both case reserves and allocated non-specific reserves requires the Company to exercise judgment in estimating the severity of the claim that is likely to result from an identified reserving event, which may be any amount up to the full amount of the insured obligation. The reliability of this estimate depends on the reliability of the information regarding the likely severity of the claim and the judgments made by management with respect to that information. Even when the Company is aware of the occurrence of an event that requires the establishment of a reserve, the Company’s estimate of the severity of the claim that is likely to result from that event may not be correct.

•	At March 31, 2005 the Company had case reserves on financial guaranty policies of $80.9 million. Of this amount, $72.4 million was attributable to a single manufactured housing transaction originated and serviced by Conseco Finance Corp. The Company has a high degree of certainty that it will suffer losses with respect to this insured obligation equal to the amount reserved, which equals the total amount of the remaining insured obligation. The case reserves also include $9.5 million attributable to 32 reinsured obligations on which the Company’s total par outstanding is $47.9 million. These reserves are established based on amounts conveyed to the Company by the ceding companies and confirmed by the Company and the Company does not have any reasonable expectation that the ultimate losses will deviate materially from the amount reserved. The remaining $(1.0) million of case reserves is attributable to a salvage recovery on one claim that has no current par outstanding, partially offset by loss adjustment expense reserves on three claims.

•	At March 31, 2005, two credits were included in the Company’s allocated non-specific reserves of $20.8 million. The Company has a high degree of certainty that it will suffer losses with respect to these insured obligations equal to the amount reserved. These credits have a par amount of $44.3 million.

•	The Company’s unallocated non-specific reserves are established over time by applying expected default factors to the premiums earned during each reporting period on each credit for which the Company has not established a case reserve or an allocated non-specific reserve. The expected default factor for each credit is derived by dividing the expected losses on that credit over its life by the premiums expected to be earned on that credit over its life. The expected life-time losses for each credit are determined by multiplying the expected frequency of losses on that credit by the expected severity of losses on that credit and multiplying this number, the loss factor, by that credit’s outstanding par amount. The expected frequency and severity of losses for each credit are generated from three sources – two that are published by major rating agencies and one that is generated by a proprietary internal model – based on the product class, published rating and term to maturity for each credit. The Company sets the expected life-time losses for each credit at the approximate mid-point of the range between the highest and lowest expected life-time loss factors generated by the rating agency and internally generated models. The default rates published by rating agencies tend to be very low because the Company primarily insures investment-grade obligations that, historically, have a very low probability of default. Although the default rate is low, the amount of losses upon default can be very high because the Company tends to insure large financial obligations. Because of the low incidence of losses on financial guaranty obligations, it is also very difficult to estimate the timing of losses on the Company’s insured obligations for which the Company has not yet established a case reserve or allocated non-specific reserve. The default factors for the years ended March 31, 2005 and December 31, 2004, approximated 10% of earned premiums on public finance credits and 20% of earned premiums on structured finance credits.

•	The Company’s unallocated non-specific loss reserve at March 31, 2005 was $47.9 million. The range between the unallocated non-specific reserves that would have resulted from applying the highest and lowest default factors generated by any of the three models was approximately $25 million to $70 million, which the Company believes provides a reasonably likely range of expected losses. None of the product types insured by the Company accounted for a materially disproportionate share of the variability within that range.

•	At each balance sheet date, the Company also evaluates both the model-generated default factors and its unallocated non-specific reserves against management’s subjective view of qualitative factors to ensure that the default factors and the unallocated non-specific reserves represent management’s best estimate of the expected losses on the Company’s portfolio of credits for which it has not established a case reserve or an allocated non-specific reserve. These qualitative factors include existing economic and business conditions, overall credit quality trends resulting from industry, geographic, economic and political conditions, recent loss experience in particular segments of the portfolio, changes in underwriting policies and procedures and seasoning of the book of business. The macroeconomic factors that the Company evaluates are outside of the Company’s control and are subject to considerable variability. The Company-specific factors that the Company evaluates also require the Company to make subjective judgments. In addition, a significant change in the size of the Company’s portfolio underlying the unallocated non-specific reserves, such as through the expiration of policies or the refunding or recapture of insured exposures, could require an adjustment to the default factors or the Company’s level of unallocated non-specific reserves. To date, the Company’s evaluation of these qualitative factors has not led the Company to adjust the default factors or its level of unallocated non-specific reserves.

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

Derivative Instruments and Hedging Activity

The Company accounts for derivatives under SFAS No. 133, as amended and interpreted. Some of the investments included in fixed-maturity securities included in the Company’s investment portfolio and certain of the Company’s financial guaranty contracts are considered “derivatives.” Under SFAS No. 133, the convertible debt and redeemable preferred securities included in the Company’s investment portfolio must be characterized as hybrid securities because they generally combine both debt and equity characteristics. The hybrid classification requires that the convertible security valuation be separated into a fixed-income component and an equity derivative component. Valuation changes on the fixed-income component are recorded as other comprehensive income on the Condensed Consolidated Balance Sheets while valuation changes on the equity derivative component are recorded as gains and losses on the Condensed Consolidated Statements of Income. The Company believes that the market valuation of each hybrid convertible security is appropriately allocated to its fixed-income and equity derivative components. The gains and losses on direct derivative financial guaranty contracts are derived from internally generated models. The gains and losses on assumed derivative financial guaranty contracts are provided by the primary insurance companies. Estimated fair value amounts are determined by the Company using market information to the extent available, and appropriate valuation methodologies. Significant differences may exist with respect to the available market information and assumptions used to determine gains and losses on derivative financial guaranty contracts. Considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates are not necessarily indicative of amounts the Company could realize in a current market exchange due to the lack of a liquid market. The use of different market assumptions and/or estimation methodologies may have a significant effect on the estimated fair value amounts.

A summary of the Company’s derivative information, as of and for the periods indicated, is as follows:

Balance Sheet (In millions)	March 31 2005	December 31 2004	March 31 2004
Trading Securities
Amortized cost	$72.3	$65.4	$42.5
Fair value	95.1	86.3	52.3

Derivative Financial Guaranty Contracts
Notional value	$12,593.0	$12,500.0	$9,000.0

Gross unrealized gains	$66.7	$74.9	$57.3
Gross unrealized losses	55.4	49.6	77.9

Net unrealized gains (losses)	$11.3	$25.3	$(20.6)

The components of the change in fair value of derivative instruments are as follows:

	Three Months Ended March 31
Statements of Income (In millions)	2005	2004
Trading Securities	$1.8	$6.2
Gain on termination of Treasury rate lock	1.0	—
Derivative Financial Guaranty Contracts	(11.8)	(1.6)

Net (losses) gains	$(9.0)	$4.6

The following table presents information at March 31, 2005 and December 31, 2004 related to net unrealized gains or losses on derivative financial guaranty contracts (included in other assets or accounts payable and accrued expenses on the Condensed Consolidated Balance Sheets).

	March 31 2005	December 31 2004
	(in millions)
Balance at January 1	$25.3	$(16.1)
Net unrealized (losses) gains recorded	(11.8)	29.7
Settlements of derivatives contracts
Receipts	(2.2)	(2.9)
Payments	—	14.6

Balance at end of period	$11.3	$25.3

The application of SFAS No. 133, as amended, could result in volatility from period to period in gains and losses as reported on the Company’s Condensed Consolidated Statements of Income. These gains and losses result primarily from changes in corporate credit spreads, changes in the creditworthiness of underlying corporate entities, and the equity performance of the entities underlying the convertible investments. Any loss payments on such contracts would run through the change in the fair value of derivatives. The Company is unable to predict the effect this volatility may have on its financial position or results of operations.

The Company has entered into derivatives to hedge the interest rate risk related to the issuance of certain long-term debt in accordance with the Company’s risk management policies. As of March 31, 2005, there were two interest rate swaps. Interest rate swaps have been designed as a fair value hedge and hedges the change in fair value of the debt arising from interest rate movements. During 2005 and 2004, the fair value hedge were 100% effective. Therefore, the change in the fair value of the derivative instrument in the Condensed Consolidated Statements of Income was offset by the change in the fair value of the hedged debt.

These interest-rate swap contracts mature in February 2013. Terms of the interest rate swap contracts at March 31, 2005 were as follows (dollars in thousands):

Notional amount	$250,000
Rate received - Fixed	5.625%
Rate paid - Floating (a)	4.929%
Maturity date	February 15, 2013
Unrealized loss	$3,621

(a) The March 31, 2005 six-month LIBOR forward rate at the next swap payment date plus 87.4 basis points.

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

The FASB ratified EITF Issue 04-08 “The Effects of Contingently Convertible Instruments on Diluted Earnings per Share,” which requires that contingently convertible debt be included in calculating diluted earnings per share regardless of whether the contingent feature has been met. The Company’s convertible debt outstanding of $219.3 million is contingently convertible. The effective date is for reporting periods after December 15, 2004. At March 31, 2005, diluted earnings per share included the impact of shares that were subject to issuance upon conversion of the Company’s contingently convertible debt and prior period earnings per share amounts presented for comparative purposes have been restated to comply with the requirements.

In December 2004, the FASB issued Statement 123 (revised 2004) (“SFAS No. 123R”) that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. The compensation costs, with limited exceptions, will be measured based on the grant-date fair value of the equity or liability instrument issued. Liability awards will be required to be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123R replaces SFAS No. 123 and supersedes APB 25. This statement is effective beginning with the first quarter of a registrant’s fiscal year that begins after June 15, 2005 (the quarter ending March 31, 2006 for the Company) and applies to all awards granted after the effective date and requires the reporting of the cumulative effective of applying this statement as of this date. Management is in the process of reviewing this Statement and assessing the impact it will have on the Company’s financial statements.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

The Company manages its investment portfolio in an attempt to achieve safety and liquidity, while seeking to maximize total return. The Company believes it can achieve these objectives by active portfolio management and intensive monitoring of investments. Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments. The market risk related to financial instruments primarily relates to the investment portfolio, which exposes the Company to risks related to interest rates, defaults, prepayments, and declines in equity prices. Interest rate risk is the price sensitivity of a fixed income security to changes in interest rates. The Company views these potential changes in price within the overall context of asset and liability management. The Company’s analysts estimate the payout pattern of the mortgage insurance loss reserves to determine their duration, which are the weighted average payments expressed in years. The Company sets duration targets for fixed income investment portfolios that it believes mitigate the overall effect of interest rate risk. In April 2004, the Company entered into interest-rate swaps that, in effect, converted a portion of the fixed-rate long-term debt to a spread over the six-month LIBOR for the remaining term of the debt. At March 31, 2005, the market value and cost of the Company’s equity securities were $308.4 million and $246.3 million, respectively. In addition, the market value and cost of the Company’s long-term debt at March 31, 2005 were $751.7 million and $717.0 million, respectively.

ITEM 4. Controls and Procedures

The Company is committed to providing accurate and timely disclosure in satisfaction of its SEC reporting obligations. In 2002, the Company established a Disclosure Committee and formalized its disclosure controls and procedures. The Company’s non-executive Chairman and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the non-executive Chairman and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in ensuring that the information required to be disclosed by the Company in its reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported on a timely basis, and that this information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

There was no change in the Company’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

There have been no material developments in legal proceedings involving the Company or its subsidiaries since those reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information about repurchases by the Company (and its affiliated purchasers) during the quarter ended March 31, 2005 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
1/01/2005 to 1/31/2005	1,515,000	$48.54	1,515,000	1,252,800
2/01/2005 to 2/28/2005	2,409,600	$47.83	2,409,600	3,843,200
3/01/2005 to 3/31/2005	2,218,475	$49.33	2,218,475	1,624,725

Total	6,143,075	$48.55	6,143,075

(1)	On February 15, 2005, the Company announced that its Board of Directors had authorized the repurchase of up to 5.0 million shares of its common stock on the open market under a new repurchase plan. The Company may began purchasing shares on the open market to meet option exercise obligations, to fund 401(k) matches and purchases under the Company’s Employee Stock Purchase Plan, and the Company may consider future stock repurchase programs

ITEM 6. Exhibits

Exhibits

Exhibit No.	Exhibit Name
3.2	Amended and Restated By-Laws of Radian Group Inc. (1)

+10.1	Radian Group Inc. Performance Share Plan (2)

+10.2	Form of Performance Share Award Agreement (2)

+10.3	Certain Compensation Arrangements with Directors and Named Executive Officers for 2005 (2)

+10.4	Employment Agreement between Radian Group Inc. and S.A. Ibrahim, dated as of April 20, 2005 (1)

*11	Statement re: Computation of Per Share Earnings

*31	Rule 13a – 14(a) Certifications

*32	Section 1350 Certifications

*	Filed herewith
+	Management contract or compositors arrangement
(1)	Incorporated by reference to the Company’s Form 8-K dated April 20, 2005 and filed on April 25, 2005.
(2)	Incorporated by reference to the Company’s Form 8-K/A dated February 8, 2005 and filed on March 30, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Radian Group Inc.

Date: May 3, 2005	/s/ C. Robert Quint
C. Robert Quint
Executive Vice President and Chief Financial Officer

/s/ John J. Calamari
John J. Calamari
Senior Vice President and Corporate Controller

EXHIBIT INDEX

Exhibit No.	Exhibit Name
3.2	Amended and Restated By-Laws of Radian Group Inc. (1)

+10.1	Radian Group Inc. Performance Share Plan (2)

+10.2	Form of Performance Share Award Agreement (2)

+10.3	Certain Compensation Arrangements with Directors and Named Executive Officers for 2005 (2)

+10.4	Employment Agreement between Radian Group Inc. and S.A. Ibrahim, dated as of April 20, 2005 (1)

*11	Statement re: Computation of Per Share Earnings

*31	Rule 13a – 14(a) Certifications

*32	Section 1350 Certifications

*	Filed herewith
+	Management contract or compositors arrangement
(1)	Incorporated by reference to the Company’s Form 8-K dated April 20, 2005 and filed on April 25, 2005.
(2)	Incorporated by reference to the Company’s Form 8-K/A dated February 8, 2005 and filed on March 30, 2005.