Form 10-Q
period 2005-06-30
RADIAN GROUP INC
filed 2005-08-03
CIK 890926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 85,255,707 shares of Common Stock, $0.001 par value, outstanding on July 28, 2005.

Radian Group Inc. and Subsidiaries

Risk Factors and Forward-Looking Statement Disclaimer

All statements in this report that address operating performance, events or developments that we expect or anticipate may occur in the future are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the U.S. Private Securities Litigation Reform Act of 1995. These statements are made on the basis of management’s current views and assumptions with respect to future events. The forward-looking statements, as well as our prospects as a whole, are subject to risks and uncertainties including the following:

•	changes in general financial and political conditions, such as extended national or regional economic recessions, business failures, changes in housing values, changes in unemployment rates, changes or volatility in interest rates, changes in the way investors perceive the strength of private mortgage insurers or financial guaranty providers, investor concern over the credit quality of municipalities and corporations, and specific risks faced by the particular businesses, municipalities or pools of assets covered by our insurance;

•	economic changes in geographic regions where our mortgage insurance or financial guaranty insurance in force is more concentrated;

•	the loss of customers for whom we write a significant amount of our mortgage insurance or financial guaranty insurance;

•	increased concentration of servicers in the mortgage lending industry making our mortgage insurance business vulnerable to a single servicer’s inability to track, prevent or mitigate delinquencies or defaults with respect to mortgages that we insure;

•	increased severity or frequency of losses associated with certain of our products that are riskier than traditional mortgage insurance and financial guaranty insurance policies, such as insurance on high-LTV, interest-only, adjustable-rate mortgages and non-prime mortgage loans, credit insurance on non-traditional mortgage-related assets such as net interest margin securities, second mortgages and manufactured housing, credit enhancement of mortgage-related capital market transactions, guaranties on certain asset-backed transactions and securitizations, guaranties on corporate and other obligations under credit default swaps and trade credit reinsurance;

•	increased commitment to insure mortgage loans with unacceptable risk profiles through our delegated underwriting program due to a failure by lenders to follow specified underwriting guidelines;

•	material changes in persistency rates of our mortgage insurance policies caused by changes in refinancing activity, appreciating or depreciating home values and changes in the mortgage insurance cancellation requirements of mortgage lenders and investors;

•	reduced ability to recover amounts paid on defaulted mortgages by taking title to a mortgaged property due to a failure of housing values to appreciate;

•	downgrades of, or other ratings actions with respect to, the insurance financial strength ratings assigned by the major rating agencies to any of our rated operating subsidiaries at any time, which actions have occurred in the past;

•	intense competition for our mortgage insurance business from others such as the Federal Housing Administration and Veterans Administration or other private mortgage insurers, and from alternative products such as “80-10-10 loan” structures used by mortgage lenders or other forms of credit enhancement used by investors;

•	changes in the business practices of Fannie Mae and Freddie Mac, the largest purchasers of mortgage loans that we insure;

•	intense competition for financial guaranty business from other financial guaranty insurers, and from other forms of credit enhancement such as letters of credit, guaranties and credit default swaps provided by foreign and domestic banks and other financial institutions;

i

•	the application of existing federal or state consumer lending and insurance laws and regulations, or unfavorable changes in these laws and regulations or the way they are interpreted or applied, including the possibility of private lawsuits or investigations by state insurance departments and state attorneys general alleging that services offered by the mortgage insurance industry, such as captive reinsurance, pool insurance and contract underwriting, are in violation of the Real Estate Settlement Procedures Act and/or similar state regulations (particularly in light of public reports that some insurance departments may review or investigate captive reinsurance practices used in the mortgage insurance industry);

•	changes in the demand for private mortgage insurance caused by legislative and regulatory changes such as increases in the maximum loan amount that the Federal Housing Administration can insure;

•	increases in claim frequency as our mortgage insurance policies age;

•	changes in the demand for financial guaranty insurance caused by changes in laws and regulations affecting the municipal, asset-backed securities markets and trade credit reinsurance;

•	changes in our ability to maintain sufficient reinsurance capacity needed to comply with regulatory, rating agency and internal single-risk retention limits in an increasingly concentrated reinsurance market;

•	vulnerability to the performance of our strategic investments; and

•	the loss of executive officers or other key personnel.

You also should refer to the risks discussed in other documents we file with the SEC, including the risk factors detailed in our Annual Report on Form 10-K for the year ended December 31, 2004 in the section immediately preceding Part I of the report. We do not intend to and disclaim any duty or obligation to update or revise any forward-looking statements made in this report to reflect new information or future events or for any other reason.

ii

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Radian Group Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per-share amounts)	June 30 2005	December 31 2004
Assets
Investments
Fixed maturities held to maturity—at amortized cost (fair value $163,305 and $188,063)	$156,705	$178,894
Fixed maturities available for sale—at fair value (amortized cost $4,207,352 and $4,228,896)	4,389,766	4,406,366
Trading securities—at fair value (cost $67,421 and $65,359)	79,384	86,342
Equity securities—at fair value (cost $206,162 and $250,558)	276,277	335,495
Short-term investments	650,523	459,718
Other invested assets	3,352	3,253

Total investments	5,556,007	5,470,068
Cash	24,571	30,680
Investment in affiliates	437,765	393,025
Deferred policy acquisition costs	201,253	211,928
Prepaid federal income taxes	530,549	460,149
Provisional losses recoverable	24,648	38,312
Accrued investment income	59,102	60,268
Accounts and notes receivable	73,606	77,125
Property and equipment, at cost (less accumulated depreciation of $58,395 and $48,215)	62,728	69,337
Other assets	197,974	189,928

Total assets	$7,168,203	$7,000,820

Liabilities and Stockholders’ Equity
Unearned premiums	$789,878	$770,208
Reserve for losses and loss adjustment expenses	786,942	801,012
Long-term debt	966,658	717,640
Deferred federal income taxes	870,129	848,224
Accounts payable and accrued expenses	187,021	174,681

Total liabilities	3,600,628	3,311,765

Commitments and Contingencies
Stockholders’ equity
Common stock: par value $.001 per share; 200,000,000 shares authorized; 96,780,148 and 96,560,912 shares issued in 2005 and 2004, respectively	97	97
Treasury stock: 11,814,541 and 4,280,305 shares in 2005 and 2004, respectively	(542,645)	(176,242)
Additional paid-in capital	1,292,597	1,282,433
Deferred compensation	(1,747)	—
Retained earnings	2,649,991	2,397,626
Accumulated other comprehensive income	169,282	185,141

Total stockholders’ equity	3,567,575	3,689,055

Total liabilities and stockholders’ equity	$7,168,203	$7,000,820

See notes to unaudited condensed consolidated financial statements.

Radian Group Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Quarter Ended June 30		Six Months Ended June 30
(in thousands, except per-share amounts)	2005	2004	2005	2004
Revenues:
Premiums written:
Direct	$289,698	$311,215	$545,083	$562,732
Assumed	32,208	41,920	16,198	(8,353)
Ceded	(22,688)	(21,866)	(47,223)	(41,682)

Net premiums written	299,218	331,269	514,058	512,697
Increase in unearned premiums	(55,240)	(72,020)	(23,055)	(10,028)

Net premiums earned	243,978	259,249	491,003	502,669
Net investment income	50,004	50,879	100,866	100,584
Gains on sales of investments	8,723	5,287	20,249	31,963
Change in fair value of derivative instruments	987	12	(7,973)	4,659
Other income	6,635	7,396	12,743	15,796

Total revenues	310,327	322,823	616,888	655,671

Expenses:
Provision for losses	83,827	116,560	193,327	231,327
Policy acquisition costs	31,072	31,372	60,428	53,655
Other operating expenses	52,418	52,424	104,088	105,583
Interest expense	9,978	8,364	18,936	18,018

Total expenses	177,295	208,720	376,779	408,583

Equity in net income of affiliates	63,878	52,172	115,174	84,654

Pretax income	196,910	166,275	355,283	331,742
Provision for income taxes	56,686	45,772	99,447	91,229

Net income	$140,224	$120,503	$255,836	$240,513

Basic net income per share	$1.64	$1.28	$2.92	$2.56

Diluted net income per share	$1.56	$1.23	$2.79	$2.45

Average number of common shares outstanding—basic	85,464	93,844	87,476	93,933

Average number of common and common equivalent shares outstanding—diluted	90,116	98,713	92,187	98,801

See notes to unaudited condensed consolidated financial statements.

Radian Group Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY (UNAUDITED)

						Accumulated Other Comprehensive Income (Loss)
(in thousands)	Common Stock	Treasury Stock	Additional Paid-in Capital	Deferred Compensation	Retained Earnings	Foreign Currency Translation Adjustment	Unrealized Holding Gains (Losses)	Total
Balance, January 1, 2005	$97	$(176,242)	$1,282,433	$—	$2,397,626	$14,397	$170,744	$3,689,055
Comprehensive income:
Net income	—	—	—	—	255,836	—	—	255,836
Unrealized foreign currency translation adjustment, net of tax of $5,002	—	—	—	—	—	(9,289)	—	(9,289)
Unrealized holding gains arising during the period, net of tax of $3,549	—	—	—	—	—	—	6,592
Less: Reclassification adjustment for net gains included in net income, net of tax of $7,087	—	—	—	—	—	—	(13,162)

Net unrealized loss on investments, net of tax benefit of $(3,538)	—	—	—	—	—	—	(6,570)	(6,570)

Comprehensive income	—	—	—	—	—	—	—	239,977
Issuance of common stock under incentive plans	—	—	12,239		—	—	—	12,239
Issuance of restricted stock	—	—	—	(1,856)	—	—	—	(1,856)
Amortization of restricted stock	—	—	—	109	—	—	—	109
Treasury stock purchased, net	—	(366,403)	—	—	—	—	—	(366,403)
Dividends	—	—	—	—	(3,471)	—	—	(3,471)
Warrants repurchased by affiliate	—	—	(2,075)	—	—	—	—	(2,075)

Balance, June 30, 2005	$97	$(542,645)	$1,292,597	$(1,747)	$2,649,991	$5,108	$164,174	$3,567,575

See notes to unaudited condensed consolidated financial statements.

Radian Group Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30
(in thousands)	2005	2004
Cash flows from operating activities	$164,473	$101,597

Cash flows from investing activities:
Proceeds from sales of fixed-maturity investments available for sale	203,225	612,346
Proceeds from sales of equity securities available for sale	53,360	187,149
Proceeds from redemptions of fixed-maturity investments available for sale	166,503	112,186
Proceeds from redemptions of fixed-maturity investments held to maturity	21,955	38,850
Purchases of fixed-maturity investments available for sale	(364,159)	(985,995)
Purchases of equity securities available for sale	(10,870)	(160,826)
(Purchases)/sales of short-term investments, net	(192,687)	38,392
Sales of other invested assets	631	3,064
Purchases of property and equipment	(4,085)	(9,425)
Investments in affiliates	—	(5,501)
Distributions from affiliates	69,125	82,300
Other	(265)	(1,151)

Net cash used in investing activities	(57,267)	(88,611)

Cash flows from financing activities:
Proceeds from issuance of common stock under incentive plans	12,239	12,529
Issuance of long-term debt	248,892	—
Debt issuance costs	(1,834)	—
Redemption of long-term debt	(663)	—
Purchase of treasury stock, net	(366,403)	(43,314)
Dividends paid	(3,471)	(3,860)
Repurchase of warrants	(2,075)	—

Net cash used by financing activities	(113,315)	(34,645)

Decrease in cash	(6,109)	(21,659)
Cash, beginning of period	30,680	67,169

Cash, end of period	$24,571	$45,510

Supplemental disclosures of cash flow information:
Income taxes paid	$118,902	$97,582

Interest paid	$19,436	$19,455

See notes to unaudited condensed consolidated financial statements.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1—Condensed Consolidated Financial Statements—Basis of Presentation

Our condensed consolidated financial statements include the accounts of Radian Group Inc. and its subsidiaries, including its principal mortgage guaranty operating subsidiaries, Radian Guaranty Inc. (“Radian Guaranty”), Amerin Guaranty Corporation (“Amerin Guaranty”) and Radian Insurance Inc. (“Radian Insurance”). These subsidiaries also include our principal financial guaranty operating subsidiaries, Radian Asset Assurance Inc. (“Radian Asset Assurance,” which includes Radian Reinsurance Inc. (“Radian Reinsurance”), which was merged, into Radian Asset Assurance effective June 1, 2004) and Radian Asset Assurance Limited (“RAAL”). We refer to Radian Group Inc. together with its consolidated subsidiaries as “we,” “us” or “our,” unless the context requires otherwise. We also have a 46.0% interest in Credit-Based Asset Servicing and Securitization LLC (“C-BASS”) and a 41.5% interest in Sherman Financial Group LLC (“Sherman”), each of which are active credit-based asset businesses.

On June 24, 2005, we entered into agreements to restructure our ownership interest in Sherman. Before the restructuring, Sherman was owned 41.5% by us, 41.5% by Mortgage Guaranty Insurance Corporation (“MGIC”) and 17% by an entity controlled by Sherman’s management team. As part of the restructuring, we and MGIC each agreed to sell a 6.92% interest in Sherman to a new entity controlled by Sherman’s management team, thereby reducing our ownership interest and MGIC’s ownership interest to 34.58% for each of us. In return, the new entity controlled by Sherman’s management team will pay approximately $15.65 million (which is the approximate book value of the ownership interest plus an additional $1 million) to us and the same amount to MGIC. This aspect of the restructuring is contingent upon the receipt of regulatory approval and is expected to close before the end of 2005. If and when this approval is obtained, our ownership interest will be reduced to 34.58%, retroactive to May 1, 2005. Our equity in net income of affiliates for the second quarter of 2005 includes approximately $2.7 million attributable to the 6.92% interest. In addition, effective June 15, 2005, Sherman’s employees were transferred to the new entity controlled by Sherman’s management team, and this entity agreed to provide management services to Sherman. Sherman’s management team also agreed to reduce significantly its maximum incentive payout under its annual incentive plan for periods beginning on or after May 1, 2005, resulting in an increase in Sherman’s net income, which will be greater than it would have been without this reduction in the maximum incentive payout. Following the restructuring, and assuming that regulatory approval is obtained before the end of 2005, we expect that our and MGIC’s share of Sherman’s net income will be similar to our respective shares before the restructuring because, although our percentage interest in Sherman will be smaller than it was before the restructuring, Sherman’s net income will be greater than it would have been if the restructuring had not occurred.

In connection with the restructuring, we and MGIC each also paid $1 million for the right to purchase, on July 7, 2006, a 6.92% interest in Sherman from an entity controlled by Sherman’s management team for a price intended to approximate current fair market value. If either we or MGIC exercise our purchase right but the other fails to exercise its purchase right, the exercising party also may exercise the purchase right of the non-exercising party. Radian and MGIC’s representation on Sherman’s Board of Managers would not change regardless of which party or parties exercise the purchase right.

In September 2004, Primus Guaranty, Ltd. (“Primus”), a Bermuda holding company and parent to Primus Financial Products, LLC, issued common stock in an initial public offering of its common shares. We owned an approximate 15% interest in Primus before the offering, and sold 177,556 shares of our Primus common stock in the offering, receiving approximately $2.2 million and recording a gain of $1.0 million. We now own 4,744,506 shares of Primus or approximately 11% of the common shares outstanding. Our investment in Primus, which previously had been included in investment in affiliates on our condensed consolidated balance sheets, was reclassified to the equity securities available for sale category of investments beginning with the third quarter of 2004. Also beginning with the third quarter of 2004, we no longer report earnings or loss from Primus as equity

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

in earnings of affiliates. All changes in the fair value of the Primus stock are recorded as accumulated other comprehensive income. We believe this treatment and presentation is appropriate because, after the public offering, we no longer have significant influence over Primus disproportionate to our percentage of equity ownership.

We have presented our condensed consolidated financial statements on the basis of accounting principles generally accepted in the United States of America (“GAAP”). We have condensed or omitted certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP pursuant to the SEC’s rules and regulations.

The financial information presented for interim periods is unaudited; however, such information reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or for any other period.

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

Basic net income per share is based on the weighted average number of common shares outstanding, while diluted net income per share is based on the weighted average number of common shares outstanding and common share equivalents that would be issuable upon the exercise of stock options, the vesting of restricted stock and the conversion of our senior convertible debentures. These senior convertible debentures were redeemed on August 1, 2005, as discussed in Note 7.

We classify items of other comprehensive income by their nature and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital in the equity section of the condensed consolidated balance sheets. Amounts categorized as other comprehensive income represent net unrealized gains or losses on investment securities available for sale, net of income taxes and unrealized foreign currency translation adjustments, net of income taxes. Total comprehensive income for the three months ended June 30, 2005 and 2004 amounted to $194.1 million and $23.1 million, respectively. Total comprehensive income for the six months ended June 30, 2005 and 2004 amounted to $240.0 million and $154.5 million, respectively.

The presentation of prior period financial information includes changes from those previously reported that are consistent with the SEC’s interpretation of its rules regarding presentation. In particular, gains and losses on sales of investments and change in fair value of derivative instruments have been moved to revenues, and equity in net income of affiliates has been moved from revenues to a separate item following total expenses. These changes affect the presentation of our condensed consolidated statements of income, but do not alter net income.

2—Derivative Instruments and Hedging Activities

We account for derivatives under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted. In general, SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their respective fair values. All derivative instruments are recognized in our condensed consolidated balance sheets as either assets or

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

liabilities depending on the rights or obligations under the contracts. Transactions that we have entered into that are accounted for under SFAS No. 133 include investments in fixed-maturity securities, interest rate swaps, selling credit protection in the form of credit default swaps and certain financial guaranty contracts that are considered credit default swaps. Credit default swaps and certain financial guaranty contracts that are accounted for under SFAS No. 133 are part of our overall business strategy of offering financial guaranty protection to our customers. The interest rate swaps qualify as hedges and are accounted for as fair value hedges. The embedded equity derivatives contained within the investment in fixed-maturity securities and the sale of credit protection in the form of credit default swaps do not qualify as hedges under SFAS No. 133, so changes in their fair value are included in current earnings in our condensed consolidated statements of income. Net unrealized gains and losses on credit default swaps and certain other financial guaranty contracts are included in other assets or accounts payable and accrued expenses on our condensed consolidated balance sheets. We do not recognize a reserve for losses on derivative contracts. Any equivalent reserve would be embedded in the unrealized gains and losses. Settlements under derivative financial guaranty contracts are charged to other assets or accounts payable and accrued expenses. On a limited basis, we engage in derivative settlements to mitigate counterparty exposure and to provide additional capacity to our customers. During the first six months of 2005, we received $4.4 million as settlement proceeds on derivative financial guaranty contracts. During the first six months for 2004, we received $2.9 million as settlement proceeds on derivative financial guaranty contracts and paid $2.9 million as settlement on derivative finance guaranty contracts. We did not pay any amounts as settlements on derivative financial guaranty contracts during 2005.

SFAS No. 133 requires that we split the convertible fixed-maturity securities in our investment portfolio into their derivative and fixed-maturity security components. Over the term of the securities, changes in the fair value of fixed-maturity securities available for sale are recorded in our condensed consolidated statement of changes in common stockholders’ equity through accumulated other comprehensive income or loss. Concurrently, a deferred tax liability or benefit is recognized as the recorded value of the fixed-maturity security increases or decreases. A change in the fair value of the derivative is recorded as a gain or loss in our condensed consolidated statements of income.

A summary of our derivative information, as of and for the periods indicated, is as follows:

Balance Sheet (In millions)	June 30 2005	December 31 2004	June 30 2004
Trading Securities
Amortized cost	$67.4	$65.4	$51.7
Fair value	79.4	86.3	60.3

Derivative Financial Guaranty Contracts
Notional value	$14,300.0	$12,500.0	$11,000.0

Gross unrealized gains	$65.5	$74.9	$67.5
Gross unrealized losses	44.6	49.6	84.1

Net unrealized gains (losses)	$20.9	$25.3	$(16.6)

The components of the change in fair value of derivative instruments are as follows:

	Three Months Ended June 30		Six Months Ended June 30
Statements of Income (In millions)	2005	2004	2005	2004
Trading Securities	$(10.8)	$(1.0)	$(9.0)	$5.2
Gain on termination of Treasury rate lock	—	—	1.0	—
Derivative Financial Guaranty Contracts	11.8	1.1	—	(0.5)

Net (losses) gains	$1.0	$0.1	$(8.0)	$4.7

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

The following table presents information at June 30, 2005 and December 31, 2004 related to net unrealized gains or losses on derivative financial guaranty contracts (included in other assets or accounts payable and accrued expenses on our condensed consolidated balance sheets).

	June 30 2005	December 31 2004
	(in millions)
Balance at January 1	$25.3	$(16.1)
Net unrealized gains recorded	—	29.7

Settlements of derivatives contracts
Receipts	(4.4)	(2.9)
Payments	—	14.6

Balance at end of period	$20.9	$25.3

The application of SFAS No. 133, as amended, could result in volatility from period to period in gains and losses as reported on our condensed consolidated statements of income. These gains and losses result primarily from changes in corporate credit spreads, changes in the creditworthiness of underlying corporate entities, and the equity performance of the entities underlying convertible investments. Any incurred losses on such contracts would run through the change in the fair value of derivatives. We are unable to predict the affect this volatility may have on our financial position or results of operations.

In accordance with our risk management policies, we have entered into derivative instruments to hedge the interest rate risk related to the issuance of certain long-term debt. As of June 30, 2005, we were a party to interest rate swap contracts. These interest rate swaps are designed as fair value hedges that hedge the change in fair value of the debt arising from interest rate movements. During 2005 and 2004, the fair value hedges were 100% effective. Therefore, the changes in fair value of derivative instruments in our condensed consolidated statements of income were offset by the change in the fair value of the hedged debt. These interest-rate swap contracts mature in February 2013. Terms of the interest rate swap contracts at June 30, 2005 were as follows (dollars in thousands):

Notional amount	$250,000
Rate received—Fixed	5.625%
Rate paid—Floating (a)	4.701%
Maturity date	February 15, 2013
Unrealized gain	$7,231

(a)	The June 30, 2005 six-month London Interbank Offered Rate (“LIBOR”) forward rate at the next swap payment date plus 87.4 basis points.

In October 2004, we entered into transactions to lock in treasury rates that would have served as a hedge if we had issued long-term debt. The notional value of the hedges was $120 million at a blended rate of 4.075%. At December 31, 2004, we had a $1.5 million unrealized gain recorded on the hedges. In January 2005, we discontinued the hedge arrangements and received payments from our counterparties. We realized a gain of $1.0 million at termination in 2005.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

3—Accounting for Stock-Based Compensation

We account for stock-based compensation in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages, but does not require, the recognition of compensation expense for the fair value of stock options and other equity instruments granted as compensation to employees and directors. We have chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of our stock at the date of the grant over the amount an employee must pay to acquire the stock. To date, there have been no options issued at a price that was less than the market price at the date of issuance.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement 123 (revised 2004) (“SFAS No. 123R”) that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. The compensation costs, with limited exceptions, will be measured based on the grant-date fair value of the equity or liability instrument issued. Liability awards will be required to be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123R replaces SFAS No. 123 and supersedes APB 25. This statement is effective beginning with the first quarter of a registrant’s fiscal year that begins after June 15, 2005 (the quarter ending March 31, 2006 for us) and applies to all awards granted after the effective date. It is our intention to use the modified prospective method in implementing SFAS No. 123R, which requires the reporting of the cumulative effect of applying this statement as of that date. Management is in the process of reviewing this statement and assessing the impact it will have on our financial statements.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts).

	Quarter Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Net income, as reported	$140,224	$120,503	$255,836	$240,513
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	2,696	2,114	5,372	4,228

Pro forma net income	$137,528	$118,389	$250,464	$236,285

Pro forma net income available to common stockholders	$138,330	$119,193	$252,068	$237,893

Earnings per share
Basic—as reported	$1.64	$1.28	$2.92	$2.56

Basic—pro forma	$1.61	$1.26	$2.86	$2.52

Diluted—as reported	$1.56	$1.23	$2.79	$2.45

Diluted—pro forma	$1.53	$1.21	$2.73	$2.41

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

The Radian Group Inc. Equity Compensation Plan (the “Plan”) provides for the grant of restricted stock to selected key employees of the Company and its affiliates. In May 2005, the Company granted 40,000 shares of restricted stock which vest over three years. Deferred compensation was recorded based on the market price at the date of grant. Compensation expense on the restricted stock is recognized over the vesting period of the shares.

4—Investments

We are required to group assets in our investment portfolio into one of three categories: held to maturity, available for sale or trading securities. Fixed-maturity securities for which we have the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. Investments classified as available for sale are reported at fair value, with unrealized gains and losses (net of tax) reported as a separate component of stockholders’ equity as accumulated other comprehensive income. Investments classified as trading securities are reported at fair value, with unrealized gains and losses (net of tax) reported as a separate component of income. For securities classified as either available for sale or held to maturity, we conduct a quarterly evaluation of declines in market value of the investment portfolio asset basis to determine whether the decline is other-than-temporary. This evaluation includes a review of (1) the length of time and extent to which fair value is below amortized cost; (2) issuer financial condition; and (3) our intent and ability to retain our investment over a period of time to allow recovery in fair value. We use a 20% decline in price over four continuous quarters as a guide in identifying those securities that should be evaluated for impairment. For securities that have experienced rapid price declines or unrealized losses of less than 20% over periods in excess of four consecutive quarters, classification as other-than-temporary is considered. Factors influencing this consideration include an analysis of the security issuer’s financial performance, financial condition and general economic conditions.

If the decline in fair value is judged to be other-than-temporary, the cost basis of the individual security is written down to fair value through earnings as a realized loss and the fair value becomes the new basis. At June 30, 2005 and 2004, there were no investments held in the portfolio that met these criteria. Realized gains and losses are determined on a specific identification method and are included in income. Other invested assets consist of residential mortgage-backed securities and forward foreign currency contracts and are carried at fair value.

In March 2004, the FASB Emerging Issues Task Force (“EITF”) reached a consensus regarding EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The consensus provides guidance for evaluating whether an investment is other-than-temporarily impaired and was effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004.

However, the guidance contained in paragraphs 10-20 of this Issue has been delayed by FASB Staff Position (“FSP”) EITF Issue 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” posted September 30, 2004. The delay of the effective date for paragraphs 10-20 will be superseded concurrent with the final issuance of proposed FSP EITF Issue 03-1-a, “Implication Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The proposed FSP would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment. The disclosures continue to be effective for our condensed consolidated financial statements for fiscal years ending after December 15, 2003, for investments accounted for under SFAS No. 115 and No. 124. For all other investments within the scope of this Issue, the disclosures continue to be effective for fiscal years ending after June 15, 2004. The additional disclosures for cost method investments continue to be effective for fiscal years ending after June 15, 2004.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

At June 30, 2005, fixed-maturity investments available for sale had gross unrealized losses of $16.8 million. At June 30, 2005, equity securities available for sale had no gross unrealized losses. The length of time that those securities in an unrealized loss position at June 30, 2005 have been in an unrealized loss position, as measured by their June 30, 2005 fair values, was as follows:

(Dollar amounts in millions)	Number of Securities	Fair Value	Amortized Cost	Unrealized Loss
Less than 6 months	214	$261.1	$267.9	$6.8
6 to 9 months	62	81.7	84.5	2.8
9 to 12 months	4	8.8	9.9	1.1
More than 12 months	104	142.9	148.7	5.8

Subtotal	384	494.5	511.0	16.5
U.S. Treasury and Agency securities	7	30.3	30.6	0.3

Total	391	$524.8	$541.6	$16.8

Of the 104 securities that have been in an unrealized loss position for more than 12 months, in our judgment none has an unrealized loss of more than 20% of that security’s amortized cost and none of the losses required recognition as other-than-temporary.

The contractual maturity of securities in an unrealized loss position at June 30, 2005 was as follows:

(Dollar amounts in millions)	Fair Value	Amortized Cost	Unrealized Loss
2005	$14.8	$14.8	$—
2006 – 2009	81.4	82.4	1.0
2010 – 2014	90.5	95.0	4.5
2015 and later	184.0	191.3	7.3
Mortgage-backed and other asset-backed securities	131.2	133.1	1.9
Redeemable preferred stock	22.9	25.0	2.1

Total	$524.8	$541.6	$16.8

5—Segment Reporting

We have three reportable segments: mortgage insurance, financial guaranty and financial services. The mortgage insurance segment provides mortgage credit protection, primarily via private mortgage insurance, and risk management services to mortgage lending institutions located throughout the United States and globally. Private mortgage insurance primarily protects lenders from all or part of default-related losses on residential first-mortgage loans made primarily to homebuyers who make down payments of less than 20% of the home’s purchase price. Private mortgage insurance also facilitates the sale of these mortgages in the secondary market. The financial guaranty segment provides credit-related insurance coverage, credit default swaps and certain other financial guaranty contracts to meet the needs of customers in a wide variety of domestic and international markets. Our insurance businesses within the financial guaranty segment include the assumption of reinsurance from monoline financial guaranty insurers for both public finance bonds and structured finance obligations, direct financial guaranty insurance for public finance bonds and structured finance obligations, and trade credit reinsurance. The financial services segment consists of our equity interest in C-BASS and Sherman, which deal primarily with credit-based servicing and securitization of assets in underserved markets, in particular, the purchase, servicing and securitization of special assets, including sub-performing/non-performing mortgages and

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

delinquent consumer assets. In addition, until the discontinuance of our RadianExpress operations during the first quarter of 2004 and final processing of all remaining transactions, the financial services segment included the results of RadianExpress, an Internet-based settlement company that provided real estate information products and services to the first- and second-lien mortgage industry. Our reportable segments are strategic business units that are managed separately because each business requires different marketing and sales expertise. Certain corporate income and expenses have been allocated to the segments. For the quarters ended June 30, 2005 and 2004, our revenue attributable to foreign countries was approximately 8.0% and 5.4%, respectively. For the six months ended June 30, 2005 and 2004, our revenue attributed to foreign countries was approximately 8.3% and 7.6% respectively. In addition, long-lived assets located in foreign countries were immaterial for the periods presented.

In the mortgage insurance segment, the highest state concentration of risk in force at June 30, 2005 was California at 10.3%, compared to 13.4% at June 30, 2004. At June 30, 2005, California also accounted for 10.7% of the mortgage insurance segment’s total direct primary insurance in force, compared to 13.4% at June 30, 2004, and 12.9% of the mortgage insurance segment’s total direct pool risk in force, compared to 16.5% at June 30, 2004. California accounted for 13.6% of the mortgage insurance segment’s direct primary new insurance written in the first six months of 2005, compared to 13.3% in the first six months of 2004. The percentage of risk in California has been falling due to the high cancellation rate as compared to new business written. The largest single customer of the mortgage insurance segment (including branches and affiliates of such customer), measured by new insurance written, accounted for 21.5% of new insurance written in the first six months of 2005, compared to 11.5% in the first six months of 2004. The amount reported in 2005 includes a large structured transaction originated in the second quarter of 2005 composed of prime and non-prime mortgage loans originated throughout the United States.

The financial guaranty segment derives a substantial portion of its premiums written from a small number of direct primary insurers. In the first six months of 2005, the financial guaranty segment generated gross written premiums from four customers. Gross written premiums from one of these customers were more than offset by the impact of gross written premiums recaptured by this customer. In the first six months of 2004, the financial guaranty segment generated gross written premiums from four customers. Gross written premiums from one of these customers in the first six months of 2004 were more than offset by the impact of gross written premiums recaptured by this customer. Five primary trade credit insurers were responsible for 13.8% of the financial guaranty segment’s gross premiums written (including the impact of the recapture of business previously ceded to the Company by one of the primary insurer customers in the first quarter of 2005) and 23.5% (excluding this impact) in the first six months of 2005. Five primary trade credit insurers were responsible for 42.9% of the financial guaranty segment’s gross written premiums (including the impact of the recapture of business previously ceded to the company by one of the primary insurer customers in the first quarter of 2004) in the first six months of 2004 and 18.5% (excluding this impact).

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

We evaluate operating segment performance based primarily on net income. Summarized financial information concerning our operating segments, as of and for the periods indicated, is presented in the following tables:

Mortgage Insurance (in thousands)	Quarter Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Net premiums written	$236,271	$236,459	$436,508	$442,128

Net premiums earned	$195,664	$199,487	$388,129	$406,603
Net investment income	28,101	29,703	56,894	58,216
Gains on sales of investments	6,653	4,101	13,772	28,223
Change in fair value of derivative instruments	(7,920)	(1,212)	(4,734)	3,214
Other income	5,679	5,734	10,271	11,220

Total revenues	228,177	237,813	464,332	507,476

Provision for losses	80,225	101,039	178,152	199,162
Policy acquisition costs	19,206	17,077	33,884	34,219
Other operating expenses	35,481	36,452	69,150	74,198
Interest expense	5,627	4,909	10,751	10,412

Total expenses	140,539	159,477	291,937	317,991

Equity in net income of affiliates	—	—	—	—

Pretax income	87,638	78,336	172,395	189,485
Provision for income taxes	24,786	21,651	46,822	52,298

Net income	$62,852	$56,685	$125,573	$137,187

Total assets	$4,290,331	$3,910,910
Deferred policy acquisition costs	66,456	79,359
Reserve for losses and loss adjustment expenses	571,127	527,059
Unearned premiums	189,699	128,190
Stockholders’ equity	1,920,283	1,907,478

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Financial Guaranty (in thousands)	Quarter Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Net premiums written (1)	$62,947	$94,810	$77,550	$70,569

Net premiums earned	$48,314	$59,762	$102,874	$96,066
Net investment income	21,887	21,150	43,946	42,294
Gains on sales of investments	2,027	1,760	5,600	1,141
Change in fair value of derivative instruments	8,909	1,238	(3,048)	1,410
Other income	267	814	583	854

Total revenues	81,404	84,724	149,955	141,765

Provision for losses	3,602	15,521	15,175	32,165
Policy acquisition costs	11,866	14,295	26,544	19,436
Other operating expenses	15,390	11,636	29,784	23,070
Interest expense	3,473	2,869	6,572	6,296

Total expenses	34,331	44,321	78,075	80,967

Equity in net income of affiliates	13	287	13	(633)

Pretax income	47,086	40,690	71,893	60,165
Provision for income taxes	10,136	7,584	13,777	10,199

Net income	$36,950	$33,106	$58,116	$49,966

Total assets	$2,427,686	$2,305,046
Deferred policy acquisition costs	134,797	128,149
Reserve for losses and loss adjustment expenses	215,815	248,316
Unearned premiums	600,179	598,499
Stockholders’ equity	1,309,608	1,183,041

(1)	With the exception of trade credit, net premiums written in our financial guaranty reinsurance business are recorded using actual information received from cedants on a one-month lag basis. Accordingly, the net premiums written for any given period exclude those from the last month of that period and include those from the last month of the immediately preceding period. The use of information from cedants does not require us to make significant judgments or assumptions because historic collection rates and counterparty strength make collection of all assumed premiums highly likely. Net premiums written for the three month periods ended June 30, 2005 and 2004 include $6.6 million and $16.6 million, respectively, of assumed premiums related to trade credit reinsurance products. For the six months ended June 30, 2005 and 2004, these amounts were $19.9 million and $33.6 million, respectively. Included in these amounts are estimates based on quarterly projections provided by ceding companies. Over the life of the reinsured business, these projections are replaced with actual results and, historically, the difference between the projections and actual results has not been material. Accordingly, we do not record any related provision for doubtful accounts.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

	Quarter Ended June 30		Six Months Ended June 30
Financial Services (in thousands)	2005	2004	2005	2004
Net premiums written	$—	$—	$—	$—

Net premiums earned	$—	$—	$—	$—
Net investment income	16	26	26	74
Gains (losses) on sales of investments	43	(574)	877	2,599
Change in fair value of derivative instruments	(2)	(14)	(191)	35
Other income	689	848	1,889	3,722

Total revenues	746	286	2,601	6,430

Provision for losses	—	—	—	—
Policy acquisition costs	—	—	—	—
Other operating expenses	1,547	4,336	5,154	8,315
Interest expense	878	586	1,613	1,310

Total expenses	2,425	4,922	6,767	9,625

Equity in net income of affiliates	63,865	51,885	115,161	85,287

Pretax income	62,186	47,249	110,995	82,092
Provision for income taxes	21,764	16,537	38,848	28,732

Net income	$40,422	$30,712	$72,147	$53,360

Total assets	$450,186	$314,756
Deferred policy acquisition costs	—	—
Reserve for losses and loss adjustment expenses	—	—
Unearned premiums	—	—
Stockholders’ equity	337,684	255,175

A reconciliation of segment net income to consolidated net income is as follows:

	Quarter Ended June 30		Six Months Ended June 30
Consolidated (in thousands)	2005	2004	2005	2004
Net income:
Mortgage Insurance	$62,852	$56,685	$125,573	$137,187
Financial Services	40,422	30,712	72,147	53,360
Financial Guaranty	36,950	33,106	58,116	49,966

Total	$140,224	$120,503	$255,836	$240,513

On April 27, 2005, Fitch Ratings (“Fitch”) affirmed the “AA” insurance financial strength rating of Radian Asset Assurance and RAAL, a subsidiary of Radian Asset Assurance that is authorized to conduct an insurance business in the United Kingdom, but revised its Ratings Outlook for the two entities to Negative from Stable. Fitch’s ratings for the Company and its other rated subsidiaries are unchanged, and Fitch’s Ratings Outlook for these other entities remains Stable. None of the primary insurance customers of our financial guaranty business have any recapture rights as a result of this ratings action by Fitch.

In May 2004, Moody’s Investor Service (“Moody’s”) provided Radian Asset Assurance with an initial insurer financial strength rating of Aa3. Concurrently, and in anticipation of the merger of Radian Reinsurance with and into Radian Asset Assurance, Moody’s downgraded the insurance financial strength rating of Radian

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Reinsurance from Aa2 to Aa3. As a result of this downgrade, two of the primary insurer customers of our financial guaranty reinsurance business had the right to recapture previously written business ceded to our financial guaranty reinsurance business. One of these customers agreed, without cost to or concessions by us, to waive its recapture rights. Effective February 28, 2005, the remaining primary insurer customer with recapture rights recaptured approximately $7.4 billion of par in force that it had ceded to us, including $54.7 million of net premiums written, $4.5 million of which already had been treated as earned under GAAP and was required to be recorded as an immediate reduction of net premiums earned at the time of the recapture. Also in connection with the recapture in the first quarter of 2005, we were reimbursed for policy acquisition costs of approximately $17.1 million for which the carrying value under GAAP was $18.8 million. This required us to write off policy acquisition costs of $1.7 million. The aggregate result was a reduction in pre-tax income of $6.2 million, or approximately $0.04 per share after tax. The amount of future lost net premiums earned due to this recapture is expected to be approximately $129.7 million, which is made up of the unearned premium balance and the value of future installment premiums. The total approximate reduction in pre-tax income for 2005, including the immediate impact, is expected to be $12.3 million or approximately $0.08 per share after tax. In March 2005, without cost to or concessions by us, the customer that exercised these recapture rights waived all of its remaining recapture rights with respect to the May 2004 downgrade by Moody’s.

In October 2002, Standard & Poor’s Insurance Rating Service (“S&P”) downgraded the insurer financial strength rating of Radian Reinsurance, before its merger with and into Radian Asset Assurance, from AAA to AA. As a result of this downgrade, effective January 31, 2004, one of the primary insurer customers of our financial guaranty reinsurance business exercised its right to recapture approximately $16.4 billion of par in force ceded to our financial guaranty reinsurance business, including $96.4 million of net premiums written with a GAAP carrying value of approximately $71.5 million. The entire impact of this recapture was reflected as a reduction of net premiums written in the first quarter of 2004. Because, in accordance with GAAP, we already had reflected $24.9 million of these recaptured net premiums written as having been earned, we were required to record the entire $24.9 million reduction in net premiums earned in the first quarter of 2004. Also in connection with the recapture in the first quarter of 2004, we were reimbursed for policy acquisition costs of approximately $31.0 million for which the carrying value under GAAP was $21.3 million. In addition, the recapture included approximately $11.5 million that had been recorded as case reserves under GAAP. Finally, we took a charge of $0.8 million for mark-to-market adjustments related to certain insurance policies associated with the recapture. The sum of the above adjustments related to this recapture resulted in an immediate reduction of pre-tax income of $15.9 million. We estimate that the recapture of reinsurance business reduced 2004 pre-tax income by approximately $37.8 million or approximately $0.26 per share after tax, $0.11 per share of which was the immediate impact, and the balance was a result of recaptured net premiums written that would have been earned over time and estimated losses. Without cost to or concessions by us, the remaining primary insurer customers with recapture rights agreed not to exercise those rights with respect to the October 2002 downgrade by S&P.

None of the primary insurer customers of our financial guaranty reinsurance business have any remaining recapture rights as a result of prior downgrades of Radian Asset Assurance’s or Radian Reinsurance’s financial strength ratings from any of the ratings agencies.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

6—Investment in Affiliates

We have a 46.0% equity interest in C-BASS and a 41.5% equity interest in Sherman. (See Note 1 for a discussion of recent developments with respect to our interest in Sherman.) The following tables show selected financial information for C-BASS and Sherman and details of our investment in C-BASS and Sherman.

	Quarter Ended June 30		Six Months Ended June 30
(In thousands)	2005	2004	2005	2004
Investment in Affiliates-Selected Information:
C—BASS
Balance, beginning of period	$309,690	$235,086	$290,073	$226,710
Share of net income for period	31,427	33,673	59,544	54,549
Dividends received	8,750	20,000	17,250	32,500

Balance, end of period	$332,367	$248,759	$332,367	$248,759

Sherman
Balance, beginning of period	$71,874	$48,217	$101,492	$65,979
Share of net income for period	32,439	18,212	55,618	30,738
Dividends received	—	20,750	51,875	49,800
Other comprehensive income	(482)	3,030	671	1,792
Warrant repurchase	—	—	(2,075)	—

Balance, end of period	$103,831	$48,709	$103,831	$48,709

Portfolio Information:
C—BASS
Servicing portfolio	$33,400,000	$20,400,000
Total assets	3,694,071	3,860,941
Sherman
Total assets	$826,810	$463,587

Summary Income Statement:
C—BASS
Income
Gain on securitization	$22,978	$32,402	$32,007	$43,814
Transaction gains	35,477	30,765	67,332	44,414
Servicing and subservicing fees	63,419	38,413	123,213	74,027
Net interest income	44,306	35,230	85,558	72,182
Other income	8,057	7,520	13,427	14,622

Total revenues	174,237	144,330	321,537	249,059

Expenses
Compensation and benefits	48,962	42,355	90,886	75,532
Total other expenses	50,126	29,079	94,875	55,170

Total expenses	99,088	71,434	185,761	130,702

Net income	$75,149	$72,896	$135,776	$118,357

Sherman
Income
Revenues from receivable portfolios—net of amortization	$200,266	$122,352	$348,891	$219,040
Other revenues	35,479	9,734	42,791	20,903

Total revenues	235,745	132,086	391,682	239,943

Expenses
Operating and servicing expenses	114,890	80,390	203,918	148,606
Interest	5,244	3,990	8,989	8,027
Other	37,446	3,820	44,757	9,243

Total expenses	157,580	88,200	257,664	165,876

Net income	$78,165	$43,886	$134,018	$74,067

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

7—Long-Term Debt

On June 7, 2005, we issued $250 million of unsecured senior notes at a price of 99.822% of their principal amount. These notes bear interest at the rate of 5.375% per annum, payable semi-annually on June 15 and December 15 beginning on December 15, 2005. The notes mature on June 15, 2015. We have the option to redeem some or all of the notes at any time with not less than 30 days notice at a redemption price equal to the greater of the principal amount of the notes or the sum of the present values of the remaining scheduled payments of principal and interest on the notes to be redeemed. Upon the occurrence of an event of default, which includes payment defaults, defaults in the performance of covenants, defaults related to bankruptcy and insolvency and failure to pay specified indebtedness, our obligations under the notes may be accelerated, in which case the principal of and accrued and unpaid interest or premium, if any, on the notes would be immediately due and payable. We used the proceeds from the sale of the notes to redeem, on August 1, 2005, all $219.3 million in aggregate principal amount of our outstanding 2.25% Senior Convertible Debentures due 2022, and we intend to use the balance of the proceeds for general corporate purposes.

In February 2003, we issued $250 million of unsecured senior notes. These notes bear interest at the rate of 5.625% per annum, payable semi-annually on February 15 and August 15. These notes mature in February 2013. We have the option to redeem some or all of the notes at any time with not less than 30 days notice at a redemption price equal to the greater of the principal amount of the notes or the present values of the remaining scheduled payments of principal and interest on the notes to be redeemed. In April 2004, we entered into interest-rate swap contracts that effectively converted the interest rate on this fixed-rate debt to a variable rate based on a spread over the six-month LIBOR for the remaining term of the debt.

In January 2002, we issued $220 million of senior convertible debentures due 2022. On January 3, 2005, $663,000 in principal amount of the debentures was redeemed by holders, leaving $219.3 million in principal amount outstanding. We redeemed all $219.3 million in principal amount outstanding on August 1, 2005.

The composition of long-term debt at June 30, 2005 and December 31, 2004 was as follows:

($ thousands)	June 30 2005	December 31 2004
5.625% Senior Notes due 2013	$248,420	$248,339
2.25% Senior Convertible Debentures due 2022 (1)	219,337	220,000
7.75% Debentures due June 1, 2011	249,344	249,301
5.375% Senior Notes due 2015	249,557	—

	$966,658	$717,640

(1)	As noted above, this convertible debt was redeemed on August 1, 2005.

On December 16, 2004, we replaced a $250 million unsecured revolving credit facility that expired in December 2004 with a $400 million unsecured facility, comprised of a $100 million 364-day facility that expires on December 15, 2005 and a $300 million five-year facility that expires on December 16, 2009. There were no drawdowns on the expired facility. The new facility bears interest on any amounts drawn at a rate dependent on our credit rating at the time of such borrowing and will be calculated according to, at our option, a base rate or a Eurocurrency rate, plus an applicable margin and utilization fee. This facility will be used for working capital and general corporate purposes. There had been no drawdowns on this facility through June 30, 2005.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

8—Recent Accounting Pronouncements

The FASB ratified EITF Issue 04-08 “The Effects of Contingently Convertible Instruments on Diluted Earnings per Share,” which requires that contingently convertible debt be included in calculating diluted earnings per share regardless of whether the contingent feature has been met. Our convertible debt outstanding of $219.3 million is contingently convertible. The effective date is for reporting periods after December 15, 2004. For the three and six months periods ended June 30, 2005, diluted earnings per share included a $0.06 and $0.10 per share decrease, respectively, related to shares that were subject to issuance upon conversion of our contingently convertible debt and 2004 earnings per share amounts presented for comparative purposes include a $0.04 and $0.08 per share decrease, respectively, and have been restated from that previously reported to comply with the requirements. We redeemed all $219.3 million in principal amount outstanding on August 1, 2005.

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections,” a replacement for Accounting Principles Board (“APB”) Opinion No. 20 and FASB Statement No. 3. Statement No. 154 changes the requirements for the accounting and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle, as well as to changes required by an accounting pronouncement that does not include specific transition provisions. Statement No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In July 2005, the FASB issued an exposure draft on a proposed interpretation of SFAS No. 109, “Accounting for Income Taxes.” This exposure draft is designed to end the diverse accounting methods used for accounting for uncertain tax positions. The proposed model is a benefit recognition model and stipulates that a benefit from a tax position should only be recorded when it is probable. The benefit should be recorded at management’s best estimate. The proposed interpretation would be effective as of the end of the first annual period after December 15, 2005. Any changes to net assets as a result of applying the proposed interpretation would be recorded as a cumulative effect of a change in accounting principle. Management is in the process of assessing the impact this interpretation will have on its financial statements.

9—Other Information

On September 24, 2002, we announced that our board of directors authorized us to repurchase up to 2.5 million shares of our common stock on the open market. At March 31, 2004, all 2.5 million shares had been repurchased under this program at a cost of approximately $87.0 million. Share purchases were funded from available working capital and were made from time to time depending on the market conditions, share price and other factors.

On May 11, 2004, we announced that our board of directors authorized us to repurchase up to 3.0 million shares of our common stock on the open market. On September 8, 2004, we announced that our board of directors expanded the repurchase program from 3.0 million shares to 5.0 million shares. At March 31, 2005, all 5.0 million shares had been repurchased at a cost of approximately $235.9 million. Share purchases were funded from available working capital and were made from time to time depending on the market conditions, share price and other factors.

On February 15, 2005, we announced that our board of directors authorized us to repurchase up to 5.0 million shares of our common stock on the open market under a new repurchase program. This program commenced upon approval in February 2005 and has similar characteristics to the previous programs. At June 30, 2005, all 5.0 million shares had been repurchased under this program at a cost of approximately $240.0 million. We may also purchase shares on the open market to meet option exercise obligations and to fund 401(k) matches and purchases under our Employee Stock Purchase Plan, and we may also consider future stock repurchase programs.

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

10—Benefit Plans

We maintain a noncontributory defined benefit pension plan (the “Pension Plan”) covering substantially all of our full-time employees. Retirement benefits are a function of the years of service and the level of compensation. Assets of the plan are allocated in a balanced fashion with approximately 40% in fixed income securities and 60% in equity securities.

We also provide a nonqualified supplemental executive retirement plan (the “SERP”) for selected senior officers, intended to provide these officers with retirement benefits supplemental to the Pension Plan. Under this plan, participants are eligible to receive benefits in addition to those paid under the Pension Plan if their base compensation is in excess of the current IRS compensation limitation for the Pension Plan. Retirement benefits under the SERP are a function of the years of service and the level of compensation and are reduced by any benefits paid under the Pension Plan. In December 2002, we began funding the SERP through the purchase of variable life insurance policies pursuant to a split-dollar life insurance program called the Secured Benefit Plan. Under this arrangement, we purchase a life insurance policy on the lives of executive officers who are participants in the SERP that we own and pay for. We endorse to the participant a portion of the death benefit, for which the participant is imputed income each year. We own the remainder of the death benefit and all of the cash values in the policy. At the participant’s retirement age, the policy’s cash value is projected to be sufficient for us to pay the promised SERP benefit to the participant. Non-executive officers who were participants in the Secured Benefit Plan before the issuance in 2003 of regulations under the Internal Revenue Code regarding split-dollar plans continue under the collateral assignment split-dollar policies that were in force at that time. Under this arrangement, the participant owns the policy, and assigns a portion of the death benefits and cash value to us in amounts sufficient to reimburse us for all of our premium outlays. The eventual cash values above the aggregate premium amounts are designed, as in the endorsement method, to be sufficient to provide payment of the participant’s promised SERP benefit. The participant has imputed income each year for the value of the death benefit provided to him or her, and also for any incidental benefits as provided under applicable tax law.

We disclosed in our financial statements for the year ended December 31, 2004 that we expected to contribute $2.8 million to our pension plans in 2005. As of June 30, 2005, $1.4 million of contributions had been made. We presently anticipate contributing an additional $1.4 million to fund our pension plans in 2005.

The components of the Pension Plan/SERP benefit and net period postretirement benefit costs are as follows (in thousands):

Radian Plans

	Three Months Ended June 30
	Pension Plan/SERP		Postretirement Welfare Plan
	2005	2004	2005	2004
Service cost	$1,136	$1,359	$2	$2
Interest cost	457	477	18	7
Expected return on plan assets	(292)	(253)	—	—
Amortization of prior service cost	63	75	(1)	(3)
Recognized net actuarial loss	68	112	17	—

Net periodic benefit cost	$1,432	$1,770	$36	$6

Radian Group Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

	Six Months Ended June 30
	Pension Plan/SERP		Postretirement Welfare Plan
	2005	2004	2005	2004
Service cost	$2,287	$2,200	$5	$5
Interest cost	929	811	31	14
Expected return on plan assets	(562)	(395)	—	—
Amortization of prior service cost	126	150	(3)	(5)
Recognized net actuarial loss (gain)	138	166	(3)	(2)

Net periodic benefit cost	$2,918	$2,932	$30	$12

11—Selected Information of Registrant—Radian Group Inc.

The following is selected information of the parent company:

(In thousands)	June 30 2005	December 31 2004
Investment in subsidiaries, at equity in net assets	$4,168,852	$4,104,387
Total assets	4,615,427	4,494,217
Long-term debt	966,658	717,640
Total liabilities	1,047,852	805,162
Total stockholders’ equity	3,567,575	3,689,055
Total liabilities and stockholder’s equity	4,615,427	4,494,217

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of our consolidated financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this report and the risk factors detailed in the section immediately preceding Part I of this report.

Overview

We provide credit insurance and financial services to mortgage lenders and other global financial institutions. As a holder of credit risk, our results are subject to macroeconomic conditions and specific events that impact the credit performance of the underlying insured assets. We experienced favorable results for the second quarter of 2005, although the business production environment for mortgage insurance and financial guaranty insurance continued to present significant challenges. The results of our mortgage insurance business were generally good, as revenues increased slightly from the prior quarter due to significant new structured business. This new structured business offset the effects of the continuing unprecedented refinance wave that has caused continued high cancellation rates which, along with the alternatives to mortgage insurance products, has negatively impacted insurance in force. Positively, mortgage insurance claims continued to decline in the second quarter of 2005 and there was a further reduction in delinquencies, which is a leading indicator of future claims. The mortgage insurance mix of business has continued to include a higher percentage of lower credit profile business such as Alternative A (“Alt-A”) and A minus mortgages and new products such as interest-only loans. This is considered a growth area of the market as some of the prime mortgage market continues to be absorbed by “80-10-10” arrangements and other hybrid products that do not typically include mortgage insurance. We expect to continue to increase our insurance of new and emerging products that we have less experience with both domestically and internationally, which adds to the uncertainty of future credit performance. In addition, much of our business is new and has therefore not reached its peak claim period. In the financial guaranty business, new business production generally continued to be challenged by tight credit spreads, although direct public finance production remained strong and credit performance was very good. The second quarter of 2005 showed another period of unprecedented earnings strength and growth and return on investment for the financial services segment, some of which was a result of the low interest rate environment and a favorable environment for issuers of asset-backed securities.

We believe that our diversified credit enhancement and prudent capital management strategies are sound and we intend to continue to implement these strategies. We see a convergence between the mortgage insurance and financial guaranty markets, with an emphasis on structured credit enhancement products. In the mortgage insurance business, we are hopeful that strength in the housing and job markets can continue to positively impact credit performance and that modestly rising interest rates will help reduce cancellation rates, although these macroeconomic factors remain outside of our control. We will continue to be challenged to solidify our unique AA financial guaranty business platform by continuing to demonstrate the ability to grow and write quality business. This may be difficult in a competitive, tight credit spread environment. We have begun to see some success in our efforts to increase our presence in the global markets for both mortgage and financial guaranty business. This will allow us to take advantage of our core competencies of credit risk analysis and capital allocation to write profitable business in Europe and Asia.

We believe we have made two positive changes in our senior management team. We have named Suzanne Hammett executive vice president and chief risk officer. She has nearly 30 years of experience in senior credit positions at global financial institutions and will focus on further developing Radian’s credit culture. We have also named Stephen Cooke president of Radian Asset Assurance where he brings over 20 years of experience in the financial guaranty business and will, together with a senior management task force, focus on improving returns in the financial guaranty business.

Business Summary

Our principal business segments are mortgage insurance, financial guaranty and financial services. The following table shows the percentage contributions to net income of these businesses for the six months ended June 30, 2005:

Net Income
Mortgage Insurance	49%
Financial Guaranty	23%
Financial Services	28%

Our mortgage insurance business provides mortgage credit protection, primarily via private mortgage insurance, and risk management services to mortgage lending institutions through three wholly owned subsidiaries, Radian Guaranty Inc., Amerin Guaranty Corporation and Radian Insurance Inc. (which we refer to as “Radian Guaranty,” “Amerin Guaranty” and “Radian Insurance”). Private mortgage insurance protects mortgage lenders from all or a portion of default-related losses on residential first mortgage loans made primarily to home buyers who make down payments of less than 20% of the home’s purchase price. Private mortgage insurance also facilitates the sale of these mortgage loans in the secondary mortgage market, some of which are sold to Freddie Mac and Fannie Mae. Premium rates in the mortgage insurance business are determined on a risk-adjusted basis that includes borrower, loan and property characteristics. We use proprietary default and prepayment models to project the premiums we should charge, the losses and expenses we should expect to incur and the capital we need to hold in support of our risk. Pricing is established in an amount that we expect will allow a reasonable return on allocated capital.

We and other companies in the mortgage insurance industry participate in reinsurance arrangements with mortgage lenders commonly referred to as “captive reinsurance arrangements.” Under captive reinsurance arrangements, a mortgage lender typically establishes a reinsurance company that assumes part of the risk associated with that lender’s mortgages that are insured by a mortgage insurer on an individual, mortgage-by-mortgage basis (as compared to mortgages insured in structured transactions, which typically are not eligible for captive reinsurance arrangements). In return for the reinsurance company’s assumption of risk, the mortgage insurer cedes a portion of its mortgage insurance premiums to the reinsurance company. In most cases, the risk assumed by the reinsurance company is an excess layer of aggregate losses that would be penetrated only in a situation of adverse loss development, such as losses brought on by significant national or regional downturns in the real estate market.

Because of many factors, including the incentives for mortgage lenders to funnel relatively higher-quality loans through the captive reinsurer, we continue to evaluate the level of revenue sharing against risk sharing on a customer-by-customer basis as part of our customer profitability analysis. We believe that all of our captive reinsurance arrangements transfer risk to the captive reinsurer at a premium rate that is commensurate with the risk. For the six months ended June 30, 2005, premiums ceded under captive reinsurance arrangements were $45.6 million or 11.7% of total premiums earned during the period, compared to $41.9 million or 10.9% of total premiums earned for the same period of 2004. New primary insurance written under captive reinsurance arrangements for the six months ended June 30, 2005 was $5.3 billion or 27.9% of total primary new insurance written, compared to $9.4 billion or 43.9% of total primary new insurance written for the six months ended June 30, 2004. These percentages can be volatile as a result of increases or decreases in structured transactions, which are not typically eligible for captive reinsurance arrangements, such as has occurred over the last several quarters.

Our mortgage insurance business also utilizes its underwriting skills to provide an outsourced underwriting service to its customers known as contract underwriting. For a fee, we underwrite loan files for secondary market compliance, while concurrently assessing the file for mortgage insurance if applicable. We give recourse to our customers on loans we underwrite for compliance. If we make a material error in underwriting a loan, we agree to provide a remedy of placing mortgage insurance coverage on the loan or purchasing the loan. For the six months ended June 30, 2005, loans written via contract underwriting accounted for 13.8% of applications, 13.4% of commitments, and 11.7% of certificates issued by our mortgage insurance business, compared to 22.1%, 21.2% and 19.8%, respectively, for the six months ended June 30, 2004. From time to time, we sell, on market terms, loans we have purchased under contract underwriting remedies to our affiliate, Credit-Based Asset Servicing and Securitization LLC (“C-BASS”). There were no loans sold to C-BASS for the second quarter of 2005. We sold $2.6 million of loans to C-BASS in the second quarter of 2004. During the first six months of 2005, there were no loans sold to C-BASS compared to $7.0 million of loans sold to C-BASS during the first six months of 2004.

The anti-referral fee provisions of the Real Estate Settlement Procedures Act (“RESPA”) provide, in essence, that mortgage insurers are prohibited from paying anything of value to a mortgage lender in consideration of the lender’s referral of business to the mortgage insurer. The U.S. Department of Housing and Urban Development, as well as the insurance commissioner or attorney general of any state, may conduct investigations, levy fines and other sanctions or enjoin future violations of RESPA. In addition, the insurance law provisions of many states, including the State of New York, prohibit paying for the referral of insurance business and provide various mechanisms to enforce this prohibition. In addition, we and other mortgage insurers have faced private lawsuits alleging, among other things, that our captive reinsurance arrangements, as well as pool insurance and contract underwriting services, constitute unlawful payments to mortgage lenders under RESPA. Although to date we have successfully defended against all such lawsuits on the basis that the plaintiffs lacked standing, we cannot assure you that we will have continued success defending against similar lawsuits.

On May 16, 2005, we received a letter from the New York Insurance Department seeking information related to all of the captive mortgage reinsurance arrangements that we entered into since January 1, 2000, a list of the lenders associated with each captive along with each captive’s state of domicile and capital/surplus requirements. The letter also included a request for a description of any other arrangements through which we provide any payment or consideration to a lender in connection with mortgage insurance. We submitted our response and affirmed it as true under penalties of perjury to the New York Insurance Department by June 8, 2005. We are aware that other mortgage insurers have received similar requests from the New York Insurance Department.

In addition to the informational request we received from the New York Insurance Department, recent public reports have indicated that the Colorado and North Carolina insurance commissioners are considering investigating or reviewing captive mortgage reinsurance arrangements. Insurance departments or other officials in other states may also conduct such investigations or reviews. Although we believe that all of our captive reinsurance arrangements transfer risk to the captive reinsurer at a premium rate that is commensurate with the risk, we cannot assure you that we will be able to successfully defend against any alleged violations of RESPA or other laws.

We are unable to predict the likelihood or magnitude of any fines or other sanctions that we may face if our captive reinsurance arrangements or other arrangements with our customers are found to be in violation of RESPA or other laws, and we also are unable to predict the effect on our business if we were enjoined from the future use of those arrangements.

In the third quarter of 2004, we developed an innovative way to reinsure our unexpected losses and to manage our internal credit limits through unaffiliated reinsurance companies funded by the issuance of credit-linked notes in the capital markets. On August 3, 2004, we entered into a reinsurance agreement under which we ceded a portion of the risk associated with an $882 million portfolio of first-lien, non-prime residential mortgage loans insured by us. Our counterparty under the reinsurance agreement is SMART HOME Reinsurance 2004-1 Limited (“Smart Home”), a Bermuda reinsurance company that is not affiliated with us and that was formed solely to enter into the reinsurance arrangement. Smart Home was funded in the capital markets by its issuance of credit-linked notes rated between AA and BB by Standard & Poor’s Insurance Rating Service (“S&P”), and between Aa2 and Ba1 by Moody’s Investor Service (“Moody’s”), that were issued in separate classes related to loss coverage levels on the reinsured portfolio. We anticipate retaining the risk associated with the first loss coverage levels, and may retain or sell, in a separate risk transfer agreement, the risk associated with the AAA-rated coverage level.

Holders of the Smart Home credit-linked notes bear the risk of loss from losses paid to us under the reinsurance agreement. Smart Home will invest the proceeds of the notes in high-quality short-term investments approved by S&P and Moody’s. Income earned on those investments and a portion of the reinsurance premiums that we pay will be applied to pay interest on the notes as well as certain of Smart Home’s expenses. The liquidation proceeds from the investments will be used to pay reinsured loss amounts to us, and any remaining proceeds will be applied to pay principal on the notes. In February 2005, we completed a second reinsurance arrangement under which we ceded a portion of the risk associated with a $1.68 billion portfolio of first lien, non-prime residential mortgages insured by us. Both of these reinsurance arrangements have been performing within our expectations.

During 2005, the mortgage insurance segment increased the level of business it had been writing internationally. We are now writing insurance on first-lien structured mortgage insurance products in many international locations, including Europe, Asia and Australia.

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

Effective June 1, 2004, EFSG’s two main operating subsidiaries, Radian Asset Assurance Inc. (“Radian Asset Assurance”) and Radian Reinsurance Inc. (“Radian Reinsurance”) were merged, with Radian Asset Assurance as the surviving company. Through this merger, the financial guaranty reinsurance business formerly conducted by Radian Reinsurance was combined with the direct financial guaranty business conducted by Radian Asset Assurance. The merger also combined the assets, liabilities and stockholders’ equity of the two companies and the combined company is rated Aa3 (with a stable outlook) by Moody’s, AA (with a negative outlook) by S&P and AA (with a negative outlook) by Fitch Ratings (“Fitch”), the ratings assigned to Radian Asset Assurance before the merger except with respect to the April 27, 2005 revision of Fitch’s Ratings Outlook.

On April 27, 2005, Fitch affirmed the “AA” insurance financial strength rating of Radian Asset Assurance and RAAL, a subsidiary of Radian Asset Assurance that is authorized to conduct an insurance business in the United Kingdom, but revised its Ratings Outlook for the two entities to Negative from Stable. Fitch’s ratings for the Company and its other rated subsidiaries are unchanged, and Fitch’s Ratings Outlook for these other entities remains Stable. None of the primary insurance customers of our financial guaranty business have any recapture rights as a result of this ratings action by Fitch.

In May 2004, Moody’s provided Radian Asset Assurance with an initial insurer financial strength rating of Aa3. Concurrently, and in anticipation of the merger of Radian Reinsurance with and into Radian Asset Assurance, Moody’s downgraded the insurance financial strength rating of Radian Reinsurance from Aa2 to Aa3.

As a result of this downgrade, two of the primary insurer customers of our financial guaranty reinsurance business had the right to recapture previously written business ceded to our financial guaranty reinsurance business. One of these customers agreed, without cost to or concessions by us, to waive its recapture rights. Effective February 28, 2005, the remaining primary insurer customer with recapture rights recaptured approximately $7.4 billion of par in force that it had ceded to us, including $54.7 million of net premiums written, $4.5 million of which already had been treated as earned under GAAP and was required to be recorded as an immediate reduction of net premiums earned at the time of the recapture. Also in connection with the recapture in the first quarter of 2005, we were reimbursed for policy acquisition costs of approximately $17.1 million for which the carrying value under GAAP was $18.8 million. This required us to write off policy acquisition costs of $1.7 million. The aggregate result was a reduction in pre-tax income in the first quarter of 2005 of $6.2 million, or approximately $0.04 per share after tax. The amount of future lost net premiums earned due to this recapture is expected to be approximately $129.7 million, which is made up of the unearned premium balance and the value of future installment premiums. The total approximate reduction in pre-tax income for 2005, including the immediate impact, is expected to be $12.3 million or approximately $0.08 per share after tax.

The sum of the above adjustments related to this recapture is summarized as follows:

	Cash Paid (Received)	GAAP Book Basis	Initial Gain (Loss)
	(in thousands)
Unearned Premiums	$54,742	$50,204	$(4,538)
Acquisition Costs	(17,097)	(18,791)	(1,694)

Total	$37,645	$31,413	$(6,232)

Despite the recapture, this primary insurer customer also renewed its reinsurance treaty with us for 2005 on substantially the same terms as in 2004. In March 2005, without cost to or concessions by us, this customer waived all of its remaining recapture rights with respect to the May 2004 downgrade by Moody’s. None of the primary insurer customers of our financial guaranty business have any remaining right to recapture business as a result of the May 2004 downgrade by Moody’s.

In October 2002, S&P downgraded the insurer financial strength rating of Radian Reinsurance, before its merger with and into Radian Asset Assurance, from AAA to AA. As a result of this downgrade, effective January 31, 2004, one of the primary insurer customers of our financial guaranty reinsurance business exercised its right to recapture approximately $16.4 billion of par in force ceded to our financial guaranty reinsurance business, including $96.4 million of net premiums written with a GAAP carrying value of approximately $71.5 million. The entire impact of this recapture was reflected as a reduction of net premiums written in the first quarter of 2004. Because, in accordance with GAAP, we already had reflected $24.9 million of these recaptured net premiums written as having been earned, we were required to record the entire $24.9 million reduction in net premiums earned in the first quarter of 2004.

Also in connection with the recapture in the first quarter of 2004, we were reimbursed for policy acquisition costs of approximately $31.0 million for which the carrying value under GAAP was $21.3 million. In addition, the recapture included approximately $11.5 million that had been recorded as case reserves under GAAP. Finally, we took a charge of $0.8 million for mark-to-market adjustments related to certain insurance policies associated with the recapture. We estimate that the recapture of reinsurance business reduced 2004 pre-tax income by approximately $37.8 million or approximately $0.26 per share after tax, $0.11 per share of which was the immediate impact, and the balance was a result of recaptured net premiums written that would have been earned over time and estimated losses. The sum of the above adjustments related to this recapture resulted in an immediate reduction of pre-tax income of $15.9 million and is summarized as follows:

	Cash Paid (Received)	GAAP Book Basis	Initial Gain (Loss)
	(in thousands)
Unearned Premiums	$96,417	$71,525	$(24,892)
Acquisition Costs	(31,023)	(21,257)	9,766
Case Reserves	11,488	11,488	—
Receivable from Unrealized Credit Derivatives Gain	—	(791)	(791)

Total	$76,882	$60,965	$(15,917)

Without cost to or concessions by us, the remaining primary insurer customers with recapture rights agreed not to exercise those rights with respect to the October 2002 downgrade by S&P. None of the primary insurer customers of our financial guaranty business have any recapture rights as a result of the October 2002 downgrade by S&P.

Our financial guaranty business also includes Radian Asset Assurance Limited (“RAAL”), a subsidiary of Radian Asset Assurance that is authorized to conduct an insurance business in the United Kingdom. We believe that, through RAAL we have additional opportunities to write financial guaranty insurance in the United Kingdom and, subject to compliance with the European passporting rules, in seven other countries in the European Union. In July of 2004, RAAL received initial ratings of AA (negative outlook) from S&P and AA from Fitch. On April 27, 2005, Fitch affirmed RAAL’s “AA” insurance financial strength rating, but revised its Ratings Outlook for RAAL from Stable to Negative. We expect that these ratings will position RAAL to continue to build its structured products business in the United Kingdom and throughout the European Union through the European passport system. In September 2004, the Financial Services Authority granted a license to Radian Financial Products Limited (“RFPL”), another subsidiary of Radian Asset Assurance, to trade as a Category A Securities and Futures Firm, allowing us to develop a range of derivatives-based solutions for clients in the United Kingdom and throughout the European Union. We expect to use RFPL to write credit default swaps in Europe, with portions of risk being assumed by RAAL and Radian Asset Assurance.

Until September 30, 2004, our financial guaranty business also included our ownership interest in Primus Guaranty, Ltd. (“Primus”), a Bermuda holding company and parent to Primus Financial Products, LLC, which provides credit risk protection to derivatives dealers and credit portfolio managers on individual investment-grade entities. In September 2004, Primus issued shares of its common stock in an initial public offering. We sold a portion of our shares in Primus as part of this offering and recorded a pre-tax gain of approximately $1.0 million on the sale. The sale of our shares reduced our investment in Primus to approximately 11%. As a result of our reduced ownership and influence over Primus after it became a public company, we moved our investment in Primus to our equity securities portfolio and, as such, began recording changes in market value from Primus securities as other comprehensive income rather than recording income or loss as equity in net income of affiliates beginning with the fourth quarter of 2004.

The financial services segment includes the credit-based businesses conducted through our affiliates, C-BASS and Sherman Financial Services Group LLC (“Sherman”). We own a 46% interest in C-BASS and a

41.5% interest in Sherman. C-BASS is a mortgage investment and servicing firm specializing in credit-sensitive, single-family residential mortgage assets and residential mortgage-backed securities. By using sophisticated analytics, C-BASS essentially seeks to take advantage of what it believes to be the mispricing of credit risk for certain of these assets in the marketplace. Sherman is a consumer asset and servicing firm specializing in charged-off and bankruptcy plan consumer assets and charged-off high loan-to-value mortgage receivables that it generally purchases at deep discounts from national financial institutions and major retail corporations and subsequently collects upon these receivables. On June 24, 2005, we entered into agreements to restructure our ownership interest in Sherman. Before the restructuring, Sherman was owned 41.5% by us, 41.5% by Mortgage Guaranty Insurance Corporation (“MGIC”) and 17% by an entity controlled by Sherman’s management team. As part of the restructuring, we and MGIC each agreed to sell a 6.92% interest in Sherman to a new entity controlled by Sherman’s management team, thereby reducing our ownership interest and MGIC’s ownership interest to 34.58% for each of us.

In return, the new entity controlled by Sherman’s management team will pay approximately $15.65 million (which is the approximate book value of the ownership interest plus an additional $1 million) to us and the same amount to MGIC. This aspect of the restructuring is contingent upon the receipt of regulatory approval and is expected to close before the end of 2005. If and when this approval is obtained, our ownership interest will be reduced to 34.58%, retroactive to May 1, 2005. Our equity in net income of affiliates for the second quarter of 2005 includes approximately $2.7 million attributable to the 6.92% interest. In addition, effective June 15, 2005, Sherman’s employees were transferred to the new entity controlled by Sherman’s management team, and this entity agreed to provide management services to Sherman. Sherman’s management team also agreed to reduce significantly its maximum incentive payout under its annual incentive plan for periods beginning on or after May 1, 2005, resulting in an increase in Sherman’s net income, which will be greater than it would have been without this reduction in the maximum incentive payout. Following the restructuring, and assuming that regulatory approval is obtained before the end of 2005, we expect that our and MGIC’s share of Sherman’s net income will be similar to our respective shares before the restructuring because, although our percentage interest in Sherman will be smaller than it was before the restructuring, Sherman’s net income will be greater than it would have been if the restructuring had not occurred.

In connection with the restructuring, we and MGIC each also paid $1 million for the right to purchase, on July 7, 2006, a 6.92% interest in Sherman from an entity controlled by Sherman’s management team for a price intended to approximate current fair market value. If either we or MGIC exercise our purchase right but the other fails to exercise its purchase right, the exercising party also may exercise the purchase right of the non-exercising party. Radian and MGIC’s representation on Sherman’s Board of Managers would not change regardless of which party or parties exercise the purchase right.

The financial services segment formerly included the operations of RadianExpress. In December 2003, we announced that we would cease operations at RadianExpress. Our decision followed our receipt in July 2003 of a decision by the California Commissioner of Insurance sustaining a California cease and desist order applicable to the offering of our Radian Lien Protection product. During the first quarter of 2004, RadianExpress, which was the entity through which Radian Lien Protection sales would have been processed, ceased processing new orders and has completed the final processing of all remaining transactions. Following the cessation of operations at RadianExpress, our financial services business consists of our ownership interest in C-BASS and Sherman.

Results of Operations—Consolidated

Quarter Ended June 30, 2005 Compared to Quarter Ended June 30, 2004

The following table summarizes our consolidated results of operations for the quarters ended June 30, 2005 and 2004 (in thousands):

	Quarter Ended June 30		% Change
	2005	2004	2005 vs. 2004
Net income	$140,224	$120,503	16.4%
Net premiums written	299,218	331,269	(9.7)
Net premiums earned	243,978	259,249	(5.9)
Net investment income	50,004	50,879	(1.7)
Gains on sales of investments	8,723	5,287	65.0
Change in fair value of derivative instruments	987	12	n/m
Other income	6,635	7,396	(10.3)
Provision for losses	83,827	116,560	(28.1)
Policy acquisition costs and other operating expenses	83,490	83,796	(0.4)
Interest expense	9,978	8,364	19.3
Equity in net income of affiliates	63,878	52,172	22.4
Provision for income taxes	56,686	45,772	23.8

n/m-Not meaningful

Net Income.    Net income for the second quarter of 2005 was $140.2 million or $1.56 per share (diluted), compared to $120.5 million or $1.23 per share (diluted) for the second quarter of 2004. Diluted net income per share for both periods reflects the inclusion of 3.8 million shares underlying our contingently convertible debt, which was redeemed in the third quarter of 2005, as required by newly issued accounting rules. Including these shares in the calculation resulted in a reduction in diluted net income per share of $0.06 for the second quarter of 2005 and $0.04 for the second quarter of 2004. The increase in net income was primarily due to a decrease in the provision for losses, particularly on the mortgage insurance side, as a result of a decrease in both delinquencies and claims paid. Also contributing to this increase in net income was an increase in equity in net income of affiliates. Offsetting these increases, was a decrease in earned premiums primarily due to a decrease in trade credit business in financial guaranty.

Net Premiums Written and Earned.    Consolidated net premiums written for the second quarter of 2005 were $299.2 million, a $32.1 million or 9.7% decrease from $331.3 million written in the second quarter of 2004. Consolidated net premiums earned for the second quarter of 2005 were $244.0 million, a $15.2 million or 5.9% decrease from $259.2 million earned in the second quarter of 2004. Our mortgage insurance business experienced an increase in structured deals written, which generally have higher premium rates and higher upfront premiums. Offsetting this was a high run-off rate for all business in the second quarter of 2005. Our financial guaranty business experienced a decrease in premiums written and earned as a result of the tightening of credit spreads, which affected the structured products and reinsurance business, as well as a lower level of trade credit reinsurance written and the impact of the recapture of business in the first quarters of 2005 and 2004.

Net Investment Income.    Net investment income of $50.0 million for the second quarter of 2005 was down slightly from $50.9 million in the second quarter of 2004, mainly because we used approximately $374 million of funds to repurchase approximately 7.8 million treasury shares during the first six months of 2005, a small portion of which was funded by the sale of income-producing investments. We have continued to invest some of our net operating cash flow in tax-advantaged securities, primarily municipal bonds, although our investment policy allows us to purchase various other asset classes, including common stock and convertible securities.

We target our investment portfolio’s exposure to common equity at a maximum of 5% of the investment portfolio’s market value, while the investment-grade convertible securities and investment-grade taxable bond exposures are each targeted not to exceed 10% of the investment portfolio’s market value.

Gains on Sales of Investments and Change in Fair Value of Derivative Instruments.    Gains on sales of investments in the second quarter of 2005 were $8.7 million (pre-tax), compared to $5.3 million (pre-tax) for the second quarter of 2004. This increase was primarily a result of the sale of convertible bonds in the second quarter of 2005 that were in a gain position.

Other Income.    Other income decreased to $6.6 million in the second quarter of 2005 from $7.4 million for the second quarter of 2004, primarily due a decrease in advisory fee income.

Provision for Losses.    The provision for losses for the second quarter of 2005 was $83.8 million, a decrease of $32.8 million or 28.1% from the $116.6 million reported for the second quarter of 2004. Our mortgage insurance business experienced a decrease in default rates and claims paid. The mortgage insurance provision also reflects management’s view that there will be slightly higher delinquencies in the future due to the potential overheating in certain housing markets. Our financial guaranty business experienced favorable developments throughout the business including reductions in prior year’s reserves for trade credit business as well as a lower mix of trade credit business in the second quarter of 2005, which generally carries a higher loss ratio.

Policy Acquisition Costs and Other Operating Expenses.    Policy acquisition costs were $31.1 million in the second quarter of 2005, a decrease of $0.3 million or 1.0% from the $31.4 million reported for the second quarter of 2004. The amount reported in 2005 reflects a decrease due to the $11.6 million acceleration of deferred policy acquisition cost amortization in our mortgage insurance segment in 2004, which reduced the base asset that was subject to amortization. Partially offsetting this was an approximate $3.2 million acceleration of policy acquisition cost amortization in mortgage insurance in the second quarter of 2005 coinciding with the run-off of business. Other operating expenses were $52.4 million in both the second quarter of 2005 and 2004. The 2005 amount includes a slight decrease in contract underwriting expenses in the mortgage insurance segment and a decrease in expenses related to RadianExpress. These decreases were partially offset by an increase in information technology spending.

Interest Expense.    Interest expense of $10.0 million in the second quarter of 2005 increased $1.6 million or 19.0% from $8.4 million in the second quarter of 2004, primarily due to the issuance of $250 million of senior notes in June 2005 and a lower positive impact from interest rate swaps that we entered into in the second quarter of 2004, which effectively converted the interest rate on our 5.625% Senior Notes due 2013 to a variable rate based on a spread over the London Interbank Offered Rate (“LIBOR”).

Equity in Net Income of Affiliates.    Equity in net income of affiliates increased to $63.9 million in the second quarter of 2005, up 22.4% from $52.2 million in the second quarter of 2004. This increase resulted from very strong growth in earnings at C-BASS and Sherman. Sherman has contributed an additional $14.2 million of equity in net income of affiliates in the second quarter of 2005 compared to 2004. Of this amount, approximately $2.7 is attributable to a 6.92% interest in Sherman that is pending sale to Sherman’s management team with a retroactive effective date of May 1, 2005.

Provision for Income Taxes.    The consolidated effective tax rate was 28.8% for the second quarter of 2005, compared to 27.5% for the second quarter of 2004, reflecting an increase in operating income compared to income generated from tax-advantaged securities.

Insurance in Force/Net Debt Service Outstanding.    Insurance in force for our primary mortgage insurance business decreased from $116.2 billion at June 30, 2004 to $108.4 billion at June 30, 2005. The amount reported for 2005 reflects the cancellation of $3.6 billion of primary insurance in force related to one customer. Total net debt service outstanding (par plus interest) on transactions insured by our financial guaranty business was

$96.7 billion at June 30, 2005, compared to $98.8 billion at June 30, 2004. The amounts reported for our financial guaranty business at June 30, 2005 and 2004 reflect the recapture of approximately $12.4 billion and $25.5 billion, respectively, of net debt service outstanding.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

The following table summarizes our consolidated results of operations for the six months ended June 30, 2005 and 2004 (in thousands):

	Six Months Ended June 30		% Change
	2005	2004	2005 vs. 2004
Net income	$255,836	$240,513	6.4%
Net premiums written	514,058	512,697	0.3
Net premiums earned	491,003	502,669	(2.3)
Net investment income	100,866	100,584	0.3
Gains on sales of investments	20,249	31,963	(36.6)
Change in fair value of derivative instruments	(7,973)	4,659	n/m
Other income	12,743	15,796	(19.3)
Provision for losses	193,327	231,327	(16.4)
Policy acquisition costs and other operating expenses	164,516	159,238	3.3
Interest expense	18,936	18,018	5.1
Equity in net income of affiliates	115,174	84,654	36.1
Provision for income taxes	99,447	91,229	9.0

Net Income.    Net income for the six months ended June 30, 2005 was $255.8 million or $2.79 per share (diluted), compared to $240.5 million or $2.45 per share (diluted) for the six months ended June 30, 2004. Diluted net income per share for both periods reflects the inclusion of 3.8 million shares underlying our contingently convertible debt. Including these shares in the calculation resulted in a reduction in diluted net income per share of $0.10 for the six months ended June 30, 2005 and $0.08 for the six months ended June 30, 2004. The results for the six months ended June 30, 2005 reflect an immediate reduction in net income of $4.1 million or $0.04 per share (diluted) related to the first quarter of 2005 recapture of business previously ceded to us by one of the primary insurer customers of the financial guaranty segment. The results for the six months ended June 30, 2004 reflect an immediate reduction in net income of $10.3 million or $0.11 per share (diluted) related to the first quarter of 2004 recapture of business previously ceded to us by a different primary insurer customer of the financial guaranty segment. Also affecting net income was a decrease in the provision for losses partially offset by a decrease in earned premiums, gains on sales of investments and change in fair value of derivative instruments.

Net Premiums Written and Earned.    Consolidated net premiums written for the six months ended June 30, 2005 were $514.1 million, a $1.4 million or 0.3% increase from $512.7 million for the six months ended June 30, 2004. Consolidated net premiums earned for the six months ended June 30, 2005 were $491.0 million, an $11.7 million or 2.3% decrease from $502.7 million reported for the six months ended June 30, 2004. The amount of net premiums written for the six months ended June 30, 2005 reflects a reduction of $54.7 million related to the recapture of business by one primary insurer customer of our financial guaranty business in the first quarter of 2005, which also reduced net premiums earned by $4.5 million. The amount of net premiums written reported for the six months ended June 30, 2004 reflects a reduction of $96.4 million related to the recapture of business by one primary insurer customer of our financial guaranty business for the first quarter of 2004, which also reduced net premiums earned by $24.9 million.

Net Investment Income.    Net investment income of $100.9 million for the six months ended June 30, 2005 was up slightly from $100.6 million for the six months ended June 30, 2004, primarily from an increase in interest earned on bonds in the investment portfolio, offset by a liquidation of investments in the portfolio to fund the stock repurchase of approximately 7.8 million shares at a purchase price of $374 million.

Gains on Sales of Investments and Change in Fair Value of Derivative Instruments.    Gains on sales of investments for the first six months of 2005 were $20.2 million (pre-tax), compared to $32.0 million (pre-tax) for the six months ended June 30, 2004. The 2004 amount includes a significant amount of gains from changes in asset allocation and investment execution strategies. For the six months ended June 30, 2005 the change in fair value of derivative instruments was a loss of $8.0 million (pre-tax), compared to a gain of $4.7 million (pre-tax) for the change in fair value of derivatives instruments for the six months ended June 30, 2004. During the first six months of 2005, we sold convertible securities with embedded gains, which increased gains on sales of investments and further reduced the change in the fair value of derivative instruments.

Other Income.    Other income decreased to $12.7 million for the six months ended June 30, 2005 from $15.8 million for the six months ended June 30, 2004, primarily due to the cessation of business at RadianExpress and lower income from contract underwriting.

Provision for Losses.    The provision for losses for the six months ended June 30, 2005 was $193.3 million, a decrease of $38.0 million or 16.4% from the $231.3 million reported for the six months ended June 30, 2004. Our mortgage insurance business experienced a decrease in the provision for losses as default rates and claims paid declined, but these decreases were partially offset by a shift in delinquencies towards insured obligations which are closer to foreclosure and require greater reserves. Our financial guaranty business experienced a decrease in the provision for losses as a result of favorable loss development, including a reduction in prior year’s reserves for trade credit business and lower earned premiums in the first six months of 2005 in trade credit, which generally carries a higher loss ratio.

Policy Acquisition Costs and Other Operating Expenses.    Policy acquisition costs were $60.4 million for the six months ended June 30, 2005, an increase of $6.7 million or 12.5% from the $53.7 million reported for the six months ended June 30, 2004. The amount of policy acquisition costs reported for the six months ended June 30, 2005 reflects an increase of $1.7 million related to the recapture of business by one of the primary insurer customers of the financial guaranty segment in the first quarter of 2005. The amortization in the mortgage insurance segment in 2005 was lower due to the $11.6 million acceleration of deferred policy acquisition cost amortization in our mortgage insurance segment in 2004, which reduced the base asset that was subject to amortization. The amount reported for 2005 includes an approximate $3.2 million acceleration of policy acquisition costs in mortgage insurance. The amount of policy acquisition costs reported for the six months ended June 30, 2004 reflects a reduction of $9.8 million related to the recapture of business by one of the primary insurer customers of our financial guaranty business in the first quarter of 2004. The business recaptured in the first quarter of 2004 included business originated before the acquisition of EFSG that carried a lower amount of deferred acquisition costs as a result of purchase accounting adjustments.

Other operating expenses declined to $104.1 million for the six months ended June 30, 2005 from $105.6 million for the six months ended June 30, 2004. This resulted from a decrease in the reserve for contract underwriting expenses and expenses related to RadianExpress, partially offset by increases in employee costs, dues and subscriptions, and software.

Interest Expense.    Interest expense of $18.9 million for the six months ended June 30, 2005 increased $0.9 million or 5.1% from $18.0 million for the six months ended June 30, 2004, primarily due to the issuance of $250 million of senior notes in June 2005.

Equity in Net Income of Affiliates.    Equity in net income of affiliates increased to $115.2 million for the six months ended June 30, 2005, up $30.5 million or 36.1% from $84.7 million for the six months ended June 30, 2004. This increase resulted from very strong growth in earnings at C-BASS and Sherman.

Provision for Income Taxes.    The consolidated effective tax rate was 28.0% for the six months ended June 30, 2005, compared to 27.5% for the six months ended June 30, 2004, reflecting a slight increase in operating income compared to income generated from tax-advantaged securities.

Mortgage Insurance—Results of Operations

Although home purchases have continued to increase, the mortgage insurance industry did not fully benefit from this increase due to significant recent equity appreciation, which decreased the percentage of loans requiring mortgage insurance, and an increase in alternative mortgage executions that exclude mortgage insurance, particularly so-called “80-10-10” arrangements or variations thereof, which include an 80% first lien without mortgage insurance and a 10% second lien mortgage. In addition, refinance activity, which often results in the elimination of mortgage insurance on the refinanced loan, remained high during the first six months of 2005, reducing volume in 2005 throughout the mortgage insurance industry. Primary new insurance written by our mortgage insurance business during the second quarter of 2005 was $12.9 billion, a $1.1 billion or 9.3% increase from $11.8 billion written in the second quarter of 2004. Primary new insurance written by our mortgage insurance business during the first six months of 2005 was $19.0 billion, a $2.4 billion or 11.2% decrease from $21.4 billion written in the first six months of 2004. These changes were primarily due to a smaller overall primary mortgage insurance market, which led to fluctuations in insurance written both through flow business (loans insured on an individual basis) and through structured transactions. In addition, we increased the prices of some of our products, particularly investor loans, effective in the first quarter of 2005, which led to a decrease in demand for our insurance on those specific products and, indirectly, on other products as well. During the second quarter of 2005, our mortgage insurance business wrote $6.1 billion in flow business and $6.8 billion in structured transactions, compared to $10.4 billion in flow business and $1.4 billion in structured transactions in the second quarter of 2004. For the six months ended June 30, 2005, our mortgage insurance business wrote $11.8 billion in flow business and $7.2 billion in structured transactions, compared to $19.3 billion in flow business and $2.1 billion in structured transactions for the six months ended June 30, 2004. In the second quarter of 2005, our mortgage insurance business wrote $493 million of other risk compared to $300 million in the second quarter of 2004. In the first six months of 2005, we wrote approximately $1.2 billion of other risk compared to $606 million in the comparable 2004 period.

The following table summarizes the components of other risk written:

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Pool	$248	$238	$304	$324
Seconds	49	10	59	62
NIMs	38	15	66	71
International	158	37	218	149
Other	—	—	511	—

Total other risk written	$493	$300	$1,158	$606

A change in the level of structured transactions, which sometimes takes the form of pool insurance, contributed to these fluctuations. Our participation in structured transactions is likely to vary significantly from period-to-period because we compete with other mortgage insurers, as well as capital market executions, for these transactions. Included in the approximate $1.2 billion of other risk written in the first six months of 2005 is $511 million of risk written related to a single transaction that is a AAA wrap on a large portfolio that was written in the first quarter of 2005.

In the mortgage insurance segment, the highest state concentration of risk in force at June 30, 2005 was California at 10.3%, compared to 13.4% at June 30, 2004. At June 30, 2005, California also accounted for 10.7% of the mortgage insurance segment’s total direct primary insurance in force, compared to 13.4% at June 30, 2004, and 12.9% of the mortgage insurance segment’s total direct pool risk in force, compared to 16.5% at June 30, 2004. California accounted for 13.6% of the mortgage insurance segment’s direct primary new insurance written in the first six months of 2005, compared to 13.3% in the first six months of 2004. The percentage of risk in California has been falling due to the high cancellation rate as compared to new business written.

The largest single customer of the mortgage insurance segment (including branches and affiliates of such customer), measured by new insurance written, accounted for 21.5% of new insurance written in the first six months of 2005, compared to 11.5% in the first six months of 2004. The amount reported in 2005 includes a large structured transaction originated in the second quarter of 2005 composed of prime and non-prime mortgage loans originated throughout the United States.

In addition to insuring prime mortgages, we also insure non-prime mortgages, primarily Alt-A and A minus loans. Alt-A borrowers generally have a similar credit profile to the borrowers under the prime loans that we insure, with FICO credit scores of 620 and higher, but Alt-A loans are underwritten with reduced documentation and verification of information. We consider Alt-A business to be riskier than prime business because of the reduction or elimination of documentation supporting the loans. Alt-A loans also tend to have higher balances than other loans that we insure. We typically charge a higher premium rate for Alt-A business, particularly Alt-A loans to borrowers with FICO credit scores below 660, and we have measures in place to limit our exposure to these lower-FICO Alt-A loans. We previously had disclosed our intent to reduce our insurance in force for lower FICO Alt-A business and we have done so, but we continually re-evaluate this decision and will only increase our participation in this business if we believe we can do so at acceptable levels of risk and return. The A minus loans that we insure typically have non-traditional credit standards that are less stringent than standard credit guidelines and include loans to borrowers with FICO scores ranging from 570 to 619. In an attempt to compensate for the additional risk inherent in A minus business, we receive a significantly higher premium for insuring these loans.

Volume in the second quarter and first six months of 2005 continued to be impacted by lower interest rates that affected the entire mortgage insurance industry. The continued low interest rate environment caused refinancing activity to remain relatively high, higher than the comparable periods of 2004. Refinancing activity, as a percentage of our primary new insurance written, was 48% for the second quarter of 2005 and 45% for the first six months of 2005, compared to 41% for the second quarter of 2004 and 42% for the first six months of 2004. The persistency rate, which is defined as the percentage of insurance in force that remains on our books after any 12-month period, was 56.9% for the twelve months ended June 30, 2005, compared to 53.9% for the twelve months ended June 30, 2004. This increase in the persistency rate reflects a lower level of prepayments in the twelve months ended June 30, 2005, as well as the higher interest rate environment experienced toward the middle part of 2004. In the second quarter of 2005, $3.6 billion of primary insurance in force from one structured transaction was cancelled which reduced the persistency rate by approximately three percentage points. We expect persistency rates to continue to slowly rise throughout the remainder of 2005, influenced by relatively stable or slowly rising interest rates.

During the second quarter of 2005, non-prime business accounted for $6.3 billion or 48.5% of new primary insurance written by our mortgage insurance business, compared to $3.8 billion or 31.9% for the second quarter of 2004. Of the $6.3 billion of non-prime business written for the second quarter of 2005, $3.5 billion or 55.6% was Alt-A. The relatively high amount of non-prime business is a result of the high level of structured business written in the second quarter of 2005. During the six months ended June 30, 2005, non-prime business accounted for $8.0 billion or 42.4% of new primary insurance written by our mortgage insurance business, compared to $7.1 billion or 33.4% for the six months ended June 30, 2004. Of the $8.0 billion of non-prime business written for the six months ended June 30, 2005, $4.7 billion or 58.8% was Alt-A.

Direct primary insurance in force was $108.4 billion at June 30, 2005, compared to $115.3 billion at December 31, 2004 and $116.2 billion at June 30, 2004. In the second quarter of 2005, $3.6 billion of primary insurance in force from one structured transaction was cancelled. At June 30, 2005, non-prime insurance in force was $33.9 billion or 31.2% of total primary mortgage insurance in force, compared to $35.2 billion or 30.3% at June 30, 2004. Of the $33.9 billion of non-prime insurance in force at June 30, 2005, $19.9 billion or 58.7% was Alt-A. We anticipate that the mix of non-prime mortgage insurance business and non-traditional insurance products could continue to fluctuate as a result of structural changes, competitive pricing differentials and competitive products in the mortgage lending and mortgage insurance businesses.

Other risk in force was $4.4 billion at June 30, 2005, compared to $3.6 billion at December 31, 2004 and $3.7 billion at June 30, 2004. The increase in other risk in force at June 30, 2005 was primarily due to a single structured transaction that is a AAA wrap on a large portfolio and to several large international deals. Because of the remote nature of the risk associated with the AAA wrap, premiums are extremely low as a percentage of exposure.

The default and claim cycle in the mortgage insurance business begins with our receipt of a default notice from the insured. Generally, our master policy of insurance requires the insured to notify us of a default within 15 days after the loan has become 60 days past due. The total number of loans in default decreased from 48,940 at December 31, 2004 to 46,367 at June 30, 2005. The average loss reserve per default increased from $11,435 at the end of 2004 to $12,318 at June 30, 2005. The loss reserve as a percentage of risk in force was 2.0% at June 30, 2005, compared to 1.8% at December 31, 2004.

Defaults in the non-prime mortgage insurance business, which has experienced a consistent increase in the number of defaults in the past few years, appear to have leveled off. Although the default rate on this business is higher than on prime business, higher premium rates charged for non-prime business are expected to compensate for the increased level of expected losses associated with this business, but it is too early to determine with certainty whether the increased premiums charged on non-prime business will compensate for the ultimate losses on the non-prime business.

The number of non-prime loans in default at June 30, 2005 was 20,625, which represented 55% of the total primary loans in default, compared to 21,017 non-prime loans in default at December 31, 2004, which represented 52% of the total primary loans in default. The default rate on the Alt-A business was 6.3% at June 30, 2005, compared to 6.5% at December 31, 2004. The combined default rate on the A minus and below loans was 12.5% at June 30, 2005, compared to 12.1% at December 31, 2004. The default rate on the prime business was 2.9% at June 30, 2005, compared to 3.2% at December 31, 2004. The default rate on non-prime business increased 19 basis points to 9.2% at June 30, 2005 from 9.0% at December 31, 2004 as a result of that business seasoning, with the default rate on the prime business down 27 basis points from December 31, 2004. A strong economy, particularly employment and housing, generally results in lower default rates and a decrease in the overall level of losses. A weakening of the economy could negatively impact our overall default rates, which would result in an increase in the provision for losses.

Claim activity is not spread evenly throughout the coverage period of a book of business. Relatively few claims on prime business are received during the first two years following issuance of a policy and on non-prime business during the first year. Historically, claim activity on prime loans has reached its highest level in the third through fifth years after the year of policy origination, and on non-prime loans this level is expected to be reached in the second through fourth years. Approximately 77.0% of the primary risk in force and approximately 32.5% of the pool risk in force at June 30, 2005 had not yet reached its highest claim frequency years. Because it is difficult to predict both the timing of originating new business and the run-off rate of existing business, it also is difficult to predict, at any given time, the percentage of risk in force that will reach its highest claim frequency years on any future date. The combined default rate for both primary and pool insurance, excluding second-lien insurance coverage, was 3.1% at June 30, 2005, compared to 3.3% at December 31, 2004 and 3.2% at June 30, 2004, while the default rate on the primary business was 4.7% at June 30, 2005, compared to 4.8% at December 31, 2004 and 4.6% at June 30, 2004.

We anticipate that overall claim payments in 2005 will be down from 2004. Direct claims paid for the second quarter and six months ended June 30, 2005 were $79.7 million and $165.4 million, respectively, down from $93.7 million and $182.3 million, respectively, for the second quarter and six months ended June 30, 2004. The average claim paid has fluctuated over the past few years primarily due to deeper coverage amounts and larger loan balances. In addition, rising or falling real estate values may also affect the amount of the average claim paid. The average claim paid in the first six months of 2005 included a larger than normal amount of recoveries and reflects increased loss mitigation efforts. Alt-A loans have a higher average claim payment due to higher loan balances and greater coverage percentages. Claims paid on second-lien mortgages decreased in the second quarter and six months ended June 30, 2005 compared to the second quarter and six months ended June 30, 2004 as a result of an increase in recoveries, partially offset by the increase in the volume of business written over the past few years on which we have begun paying claims. During the second quarter of 2004, we announced our intent to limit the amount of second lien business we will originate in the future, especially where we would be in a first loss position, but we continue to evaluate this decision and may increase our participation in second lien business if we believe we can do so at acceptable levels of risk and return.

A disproportionately higher incidence of claims in Georgia is directly related to what our risk management department believes to be questionable property value estimates in that state. Our risk management department put into place several property valuation checks and balances to mitigate the risk of this issue recurring, and applies these same techniques to all mortgage insurance transactions. We expect this higher incidence of claims in Georgia to continue until loans originated in Georgia before the implementation of these preventive measures become sufficiently seasoned. A higher level of claim incidence in Texas resulted, in part, from unemployment levels that were higher than the national average and from lower home price appreciation. We believe that claims in the Midwest have been rising and will continue to rise due to the weak industrial sector of the economy.

Quarter Ended June 30, 2005 Compared to Quarter Ended June 30, 2004

The following table summarizes our mortgage insurance segment’s results of operations for the quarters ended June 30, 2005 and 2004 (in thousands):

	Quarter Ended June 30		% Change
	2005	2004	2005 vs. 2004
Net income	$62,852	$56,685	10.9%
Net premiums written	236,271	236,459	—
Net premiums earned	195,664	199,487	(1.9)
Net investment income	28,101	29,703	(5.4)
Gains on sales of investments	6,653	4,101	62.2
Change in fair value of derivative instruments	(7,920)	(1,212)	n/m
Other income	5,679	5,734	(1.0)
Provision for losses	80,225	101,039	(20.6)
Policy acquisition costs and other operating expenses	54,687	53,529	2.2
Interest expense	5,627	4,909	14.6
Provision for income taxes	24,786	21,651	14.5

Net Income.    Our mortgage insurance segment’s net income for the second quarter of 2005 was $62.9 million, an increase of $6.2 million or 10.9% compared to $56.7 million for the second quarter of 2004. This increase was primarily due to a reduction in the provision for losses in the second quarter of 2005 compared to the second quarter of 2004. This decrease was the result of a decrease in delinquencies and claims paid. This decline was partially offset by decreases in net premiums earned and higher losses on the change in fair value of derivative instruments.

Net Premiums Written and Earned.    Net premiums written were $236.3 million for the second quarter of 2005, basically flat with the year ago period. Net premiums earned in the second quarter of 2005 were $195.7 million, a $3.8 million or 1.9% decrease compared to $199.5 million earned in the second quarter of 2004. Approximately $12.1 million of the decline reflects a decrease in premiums earned from non-traditional new insurance volume in Radian Insurance and Amerin Guaranty. Certain portions of this business are included in “other risk in force” and include a high percentage of credit enhancement on net interest margin securities (“NIMs”), second-lien mortgages and more recently, international mortgages. Offsetting this decline, was an increase of $8.3 million related to a change in the mix of flow business and an increase in business written in primary structured transactions.

Premiums earned in Radian Insurance and Amerin Guaranty, primarily from credit insurance on mortgage-related assets and second mortgages, were $23.0 million in the second quarter of 2005, compared to $35.1 million in the second quarter of 2004 due to significant run off in the second lien and NIMs business. Premiums earned will fluctuate as the mix of premiums written changes. For the second quarter of 2005, the mix included a higher percentage of non-prime business, which has higher premium rates compared to the prime business because the level of expected loss associated with this type of insurance is higher than the expected loss associated with prime business.

Net Investment Income.    Net investment income attributable to our mortgage insurance business for the second quarter of 2005 was $28.1 million, compared to $29.7 million for the second quarter of 2004. Investment income for the second quarter of 2005 reflects a higher level of investment expenses, the sale of investments to pay dividends to the parent company as well as higher bond amortization.

Gains on Sales of Investments and Change in Fair Value of Derivative Instruments.    Net gains on sales of investments, which includes an allocation from the parent company as well as the mortgage insurance segment’s own sales, were $6.7 million for the second quarter of 2005, compared to gains of $4.1 million in the second quarter of 2004. This increase primarily was related to the sale of convertible bonds that were in a gain position; however, this was offset by a decline in the change in fair value of derivative instruments, because the gains were previously recognized on this line. Change in the fair value of derivative instruments, which includes an allocation from the parent company as well as the mortgage insurance segment’s derivatives, was a loss of $7.9 million for the second quarter of 2005, compared to a loss of $1.2 million for the second quarter of 2004, primarily due to the sale of convertible bonds noted above as well as changes in the fair value of embedded options in convertible securities held in the investment portfolio.

Other Income.    Other income, which primarily includes income related to contract underwriting services, was $5.7 million for both the second quarters of 2005 and 2004.

Provision for Losses.    The provision for losses for the second quarter of 2005 was $80.2 million, compared to $101.0 million for the second quarter of 2004. Our mortgage insurance business experienced a decrease in the total number of loans in default and claims paid in the second quarter of 2005; however, delinquencies at June 30, 2005 were more concentrated in insured obligations that are seriously delinquent and are closer to foreclosure and therefore require a higher loss reserve.

Policy Acquisition Costs and Other Operating Expenses.    Policy acquisition costs represent the amortization of expenses that relate directly to the acquisition of new business. Policy acquisition costs were $19.2 million in the second quarter of 2005, an increase of $2.1 million or 12.3% compared to $17.1 million in the second quarter of 2004. This was primarily related to the $3.2 million second quarter of 2005 acceleration of the amortization of policy acquisition costs in the mortgage insurance segment related to prior years’ books of business that had run-off more quickly than anticipated partially offset by the $11.6 million acceleration of the amortization of policy acquisition costs in the last six months of 2004, that reduced the base asset that was subject to amortization in 2005. Other operating expenses consist primarily of contract underwriting expenses, overhead and administrative costs. Other operating expenses were $35.5 million for the second quarter of 2005, a decrease of $1.0 million or 2.7% compared to $36.5 million for the second quarter of 2004. For the second quarter of 2005, other operating expenses included an increase in the reserve for contract underwriting remedies. Contract underwriting expenses, including the impact of reserves for remedies for the second quarter of 2005 included in other operating expenses, were $9.7 million, compared to $10.5 million in the second quarter of 2004, a decrease of 7.6%. During the second quarter of 2005, we processed requests for remedies on less than 1% of loans underwritten but, as a result of increased exposure from a higher level of underwriting in recent years, a strengthening of the contract underwriting reserve for remedies was necessary.

Interest Expense.    Interest expense attributable to our mortgage insurance business for the second quarter of 2005 was $5.6 million, compared to $4.9 million for the second quarter of 2004. This amount represents the allocation from the parent company of interest on long-term debt and includes the impact of interest-rate swaps.

Provision for Income Taxes.    The effective tax rate for the second quarter of 2005 was 28.3%, compared to 27.6% for the second quarter of 2004. The difference between the effective tax rate and the statutory rate of 35% reflects the significant investment in tax-advantaged securities.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

The following table summarizes our mortgage insurance segment’s results of operations for the six months ended June 30, 2005 and 2004 (in thousands):

	Six Months Ended June 30		% Change
	2005	2004	2005 vs. 2004
Net income	$125,573	$137,187	(8.5)%
Net premiums written	436,506	442,128	(1.3)
Net premiums earned	388,129	406,603	(4.5)
Net investment income	56,894	58,216	(2.3)
Gains on sales of investments	13,772	28,223	(51.2)
Change in fair value of derivative instruments	(4,734)	3,214	n/m
Other income	10,271	11,220	(8.5)
Provision for losses	178,152	199,162	(10.5)
Policy acquisition costs and other operating expenses	103,034	108,417	(5.0)
Interest expense	10,751	10,412	3.3
Provision for income taxes	46,822	52,298	(10.5)

Net Income.    Our mortgage insurance segment’s net income for the six months ended June 30, 2005 was $125.6 million, a decrease of $11.6 million or 8.5% compared to $137.2 million for the six months ended June 30, 2004. This decrease primarily was due to decreases in net premiums earned as well as significantly lower gains on sales of investments. This was partially offset by decreases in the provision for losses and operating expenses.

Net Premiums Written and Earned.    Net premiums written for the first six months of 2005 were $436.5 million, a $5.6 million or 1.3% decrease from $442.1 million for the comparable period of 2004. Net premiums earned for the six months ended June 30, 2005 were $388.1 million, an $18.5 million or 4.5% decrease compared to $406.6 million for the six months ended June 30, 2004. Approximately $18.3 million of the decline reflects a decrease in premiums earned from non-traditional business such as second-lien and NIMs business. The remainder of the decline in net premiums earned resulted from the decline in the primary insurance business as a result of lower levels of new insurance written as described above and the higher level of cancellations. Premiums earned in Radian Insurance and Amerin Guaranty, were $46.5 million for the six months ended June 30, 2005, compared to $64.8 million for the six months ended June 30, 2004 due to significant run off in second-lien and NIMs business. Premiums earned will fluctuate as the mix of premiums written changes. For the six months ended June 30, 2005, the mix included a higher percentage of non-prime business, which has higher premium rates compared to the prime business because the level of expected loss associated with this type of insurance is higher than the expected loss associated with prime business.

Net Investment Income.    Net investment income attributable to our mortgage insurance business for the six months ended June 30, 2005 was $56.9 million, compared to $58.2 million for the six months ended June 30, 2004. Investment income for the six months ended June 30, 2005 reflects a higher level of investment expenses, the sale of investments to pay significant dividends to the parent company and increased bond amortization.

Gains on Sales of Investments and Change in Fair Value of Derivative Instruments.    Net gains on sales of investments in our mortgage insurance business were $13.8 million for the six months ended June 30, 2005, compared to gains of $28.2 million for the six months ended June 30, 2004. This decrease was primarily related to the unusually high gains on sales of investments recorded in the first six months of 2004 as a result of changes in asset allocation and investment execution strategies. Change in the fair value of derivatives, which includes an allocation from the parent company as well as the mortgage insurance segment’s derivatives, was a loss of $4.7 million for the six months ended June 30, 2005, compared to a gain of $3.2 million for the six months ended June 30, 2004, primarily due to the sale of convertible securities with mark-to-market gains and changes in the fair value of embedded options in convertible securities held in the investment portfolio.

Other Income.    Other income, which primarily includes income related to contract underwriting services, was $10.3 million for the six months ended June 30, 2005, compared to $11.2 million for the six months ended June 30, 2004.

Provision for Losses.    The provision for losses for the six months ended June 30, 2005 was $178.2 million, compared to $199.2 million for the six months ended June 30, 2004. Our mortgage insurance business experienced a decrease in the total number of loans in default and claims paid in the six months ended June 30, 2005; however, delinquencies at June 30, 2005 were more concentrated in insured obligations that are seriously delinquent and are closer to foreclosure and therefore require a higher loss reserve.

Policy Acquisition Costs and Other Operating Expenses.    Policy acquisition costs were $33.9 million for the six months ended June 30, 2005, compared to $34.2 million for the six months ended June 30, 2004. This change was comprised of a $3.2 million second quarter 2005 acceleration of the amortization of policy acquisition costs related to prior years’ books of business that had run-off more quickly than anticipated offset by the acceleration of the amortization of policy acquisition costs in the last six months of 2004, that reduced the base asset that was subject to amortization in 2005. Other operating expenses were $69.2 million for the six months ended June 30, 2005, a decrease of $5.0 million or 6.7% compared to $74.2 million for the six months ended June 30, 2004. For the six months ended June 30, 2005, other operating expenses included a decrease in the reserve for contract underwriting remedies. Contract underwriting expenses, including the impact of reserves for remedies for the six months ended June 30, 2005 included in other operating expenses, were $17.4 million, compared to $28.4 million for the six months ended June 30, 2004, a decrease of 38.7%. During the six months ended June 30, 2004, we processed requests for remedies on less than 1% of loans underwritten but, as a result of increased underwriting in recent years, a strengthening of the contract underwriting reserve for remedies was necessary.

Interest Expense.    Interest expense attributable to our mortgage insurance business for the six months ended June 30, 2005 was $10.8 million, compared to $10.4 million for the six months ended June 30, 2004. This amount represents the allocation from the parent company of interest on long-term debt and includes the impact of interest-rate swaps.

Provision for Income Taxes.    The effective tax rate for the first six months of 2005 was 27.2%, compared to 27.6% for the first six months of 2004. The difference between the effective tax rate and the statutory rate of 35% reflects the significant investment in tax-advantaged securities.

The following table provides selected information as of and for the periods indicated for our mortgage insurance segment:

	Three Months Ended			Six Months Ended
($ thousands, unless specified otherwise)	June 30 2005	March 31 2005	June 30 2004	June 30 2005	June 30 2004
Provision for losses	$80,225	$97,927	$101,039	$178,152	$199,162
Reserve for losses	$571,127	$571,128	$527,059
Reserves for losses by category:
Primary Insurance
Prime	$163,194	$164,847	$156,537
Alt-A	160,504	161,102	152,980
A minus and below	158,154	150,802	143,199
Pool insurance	45,512	42,800	40,643
Seconds/NIMs/Other	43,763	51,577	33,700

Total	$571,127	$571,128	$527,059

Default Statistics
Primary Insurance
Prime
Number of insured loans	580,194	591,972	624,055
Number of loans in default	16,881	17,750	18,830
Percentage of total loans in default	2.91%	3.00%	3.02%

Alt-A
Number of insured loans	117,490	119,008	131,694
Number of loans in default	7,387	7,826	7,997
Percentage of total loans in default	6.29%	6.58%	6.07%

A minus and below
Number of insured loans	106,064	98,906	99,980
Number of loans in default	13,238	12,491	12,083
Percentage of loans in default	12.48%	12.63%	12.09%

Total
Number of insured loans	803,748	809,886	855,729
Number of loans in default	37,506	38,067	38,910
Percentage of loans in default	4.67%	4.70%	4.55%

Direct claims paid:
Prime	$31,901	$31,871	$37,588	$63,772	$69,647
Alt-A	19,573	22,332	22,377	41,905	42,902
A minus and below	20,024	20,884	23,809	40,908	46,443
Seconds	8,165	10,607	9,899	18,772	23,298

Total	$79,663	$85,694	$93,673	$165,357	$182,290

Average claim paid:
Prime	$22.7	$24.5	$24.4	$23.6	$24.4
Alt-A	34.3	37.0	38.4	35.7	40.3
A minus and below	25.6	26.4	26.6	26.0	27.1
Seconds	20.0	25.3	25.6	22.7	28.0
Total	$25.2	$27.5	$27.5	$26.3	$28.2

	Three Months Ended			Six Months Ended
($ thousands, unless specified otherwise)	June 30 2005	March 31 2005	June 30 2004	June 30 2005	June 30 2004
States with highest claims paid:
Texas	$8,218	$8,667	$7,291	$16,885	$15,329
Georgia	6,783	7,808	9,422	14,591	17,991
Ohio	7,297	6,253	4,996	13,550	8,407
Colorado	5,322	5,395	4,946	10,717	8,702
Michigan	5,217	4,738	4,626	9,955	8,342

Percentage of total claims paid:
Texas	10.3%	10.1%	7.8%	10.2%	8.4%
Georgia	8.5	9.1	10.1	8.8	9.9
Ohio	9.2	7.3	5.3	8.2	4.6
Colorado	6.7	6.3	5.3	6.5	4.8
Michigan	6.5	5.5	4.9	6.0	4.6

Risk in force: ($ millions)
California	$2,687	$2,768	$3,555
Florida	2,450	2,432	2,377
New York	1,520	1,494	1,459
Texas	1,504	1,524	1,521
Georgia	1,218	1,233	1,244
Total risk in force:	$25,987	$25,863	$26,606

Percentage of total risk in force:
California	10.3%	10.7%	13.4%
Florida	9.4	9.4	8.9
New York	5.8	5.8	5.5
Texas	5.8	5.9	5.7
Georgia	4.7	4.8	4.7

	Three Months Ended
	June 30 2005		March 31 2005		June 30 2004
Primary new insurance written (“NIW”) ($ millions)
Flow	$6,128	47.3%	$5,662	93.7%	$10,427	88.6%
Structured	6,814	52.7	382	6.3	1,339	11.4

Total	$12,942	100.0%	$6,044	100.0%	$11,766	100.0%

Prime	$6,659	51.5%	$4,283	70.9%	$8,010	68.1%
Alt-A	3,512	27.1	1,143	18.9	2,403	20.4
A minus and below	2,771	21.4	618	10.2	1,353	11.5

Total	$12,942	100.0%	$6,044	100.0%	$11,766	100.0%

Total primary new insurance written by FICO(a) score ($ millions)
<=619	$2,586	20.0%	$443	7.3%	$1,095	9.3%
620-679	3,791	29.3	1,950	32.3	3,601	30.6
680-739	3,987	30.8	2,144	35.5	4,128	35.1
>=740	2,578	19.9	1,507	24.9	2,942	25.0

Total	$12,942	100.0%	$6,044	100.0%	$11,766	100.0%

Percentage of primary new insurance written
Monthlies	85%		93%		90%
Refinances	48%		37%		41%
95.01% LTV(b) and above	9%		14%		10%
ARMS	56%		36%		36%

Primary risk written ($ millions)
Flow	$1,516	53.2%	$1,414	96.0%	$2,596	87.6%
Structured	1,332	46.8	60	4.0	367	12.4

Total	$2,848	100.0%	$1,474	100.0%	$2,963	100.0%

Other risk written ($ millions)
Pool	$248		$56		$238
Seconds	49		10		10
NIMs	38		28		15
International	158		60		37
Other	—		511		—

Total other risk written	$493		$665		$300

Net Premiums Written ($ thousands)
Primary and Pool Insurance	$191,012		$176,184		$206,180
Seconds	17,530		11,801		15,904
NIMs	10,573		9,294		13,048
International	16,442		2,202		363
Other	714		756		964

Net Premiums Written	$236,271		$200,237		$236,459

Net Premiums Earned ($ thousands)
Primary and Pool Insurance	$172,623		$169,021		$164,326
Seconds	11,568		12,395		16,496
NIMs	9,737		9,788		17,358
International	1,022		505		343
Other	714		756		964

Net Premiums Earned	$195,664		$192,465		$199,487

Captive Reinsurance
Premiums ceded to captives ($ millions)	$21.8		$23.8		$22.7
% of total premiums	11.2%		12.2%		12.1%
NIW subject to captives ($ millions)	$3,011		$2,286		$5,057
% of primary NIW	23.3%		37.8%		43.0%
IIF(c) subject to captives	33.6%		33.7%		31.7%
RIF(d) subject to captives	34.7%		35.5%		33.7%

	Six Months Ended
	June 30 2005		June 30 2004
Primary new insurance written (“NIW”) in force ($ millions)
Flow	$11,790	62.1%	$19,269	89.9%
Structured	7,196	37.9	2,163	10.1

Total	$18,986	100.0%	$21,432	100.0%

Prime	$10,942	57.6%	$14,281	66.6%
Alt-A	4,655	24.5	4,890	22.8
A minus and below	3,389	17.9	2,261	10.6

Total	$18,986	100.0%	$21,432	100.0%

Total primary new insurance written by FICO score ($ millions)
<=619	$3,029	16.0%	$1,800	8.4%
620-679	5,741	30.2	6,810	31.8
680-739	6,131	32.3	7,814	36.4
>=740	4,085	21.5	5,008	23.4

Total	$18,986	100.0%	$21,432	100.0%

Percentage of primary new insurance written
Monthlies	87%		92%
Refinances	45%		42%
95.01% LTV and above	11%		11%
ARMs	50%		35%

Primary risk written ($ millions)
Flow	$2,930	67.8%	$4,909	88.5%
Structured	1,392	32.2	639	11.5

Total	$4,322	100.0%	$5,548	100.0%

Other risk written ($ millions)
Pool	$304		$324
Seconds	59		62
NIMs	66		71
International	218		149
Other	511		—

Total other risk written	$1,158		$606

Net Premiums Written ($ thousands)
Primary and Pool Insurance	$367,196		$382,458
Seconds	29,331		33,181
NIMs	19,867		23,924
International	18,644		564
Other	1,470		2001

Net Premiums Written	$436,508		$442,128

Net Premiums Earned ($ thousands)
Primary and Pool Insurance	$341,644		$341,769
NIMs	23,963		34,368
Seconds	19,525		28,089
International	1,527		376
Other	1,470		2,001

Net Premiums Earned	$388,129		$406,603

Captive Reinsurance
Premiums ceded to captives ($ millions)	$45.6		$41.9
% of total premium	11.7%		10.9%
NIW subject to captives ($ millions)	$5,297		$9,406
% of primary NIW	27.9%		43.9%

	For the Quarter Ended
	June 30 2005		March 31 2005		June 30 2004
Primary insurance in force ($ millions)
Flow	$85,093	78.5%	$87,308	79.3%	$91,449	78.7%
Structured	23,334	21.5	22,838	20.7	24,730	21.3

Total	$108,427	100.0%	$110,146	100.0%	$116,179	100.0%

Primary insurance in force ($ millions)
Prime	$74,555	68.8%	$77,048	70.0%	$80,931	69.6%
Alt - A	19,869	18.3	20,377	18.5	22,519	19.4
A minus and below	14,003	12.9	12,721	11.5	12,729	11.0

Total	$108,427	100.0%	$110,146	100.0%	$116,179	100.0%

Primary risk in force ($ millions)
Flow	$20,795	80.0%	$21,367	82.6%	$22,301	83.8%
Structured	5,192	20.0	4,496	17.4	4,305	16.2

Total	$25,987	100.0%	$25,863	100.0%	$26,606	100.0%

Prime	$17,823	68.6%	$17,902	69.3%	$18,327	68.9%
Alt - A	4,651	17.9	4,745	18.3	5,159	19.4
A minus and below	3,513	13.5	3,216	12.4	3,120	11.7

Total	$25,987	100.0%	$25,863	100.0%	$26,606	100.0%

Total primary risk in force by FICO score ($ millions)
<=619	$3,319	12.8%	$3,044	11.8%	$3,098	11.6%
620-679	8,442	32.5	8,438	32.7	8,586	32.3
680-739	8,643	33.3	8,758	33.8	9,099	34.2
>=740	5,583	21.4	5,623	21.7	5,823	21.9

Total	$25,987	100.0%	$25,863	100.0%	$26,606	100.0%

Percentage of primary risk in force
Monthlies	91%		91%		91%
Refinances	38%		37%		36%
95.01% LTV and above	13%		13%		13%
ARMs	32%		30%		26%

Total primary risk in force by LTV ($ millions)
95.01% and above	$3,442	13.3%	$3,416	13.2%	$3,324	12.5%
90.01% to 95.00%	9,106	35.0	9,408	36.4	9,954	37.4
85.01% to 90.00%	9,902	38.1	9,872	38.2	9,903	37.2
85.00% and below	3,537	13.6	3,167	12.2	3,425	12.9

Total	$25,987	100.0%	$25,863	100.0%	$26,606	100.0%

Total primary risk in force by policy year ($ millions)
2001 and prior	$3,292	12.7%	$3,688	14.3%	$5,615	21.1%
2002	2,580	9.9	3,012	11.7	4,609	17.3
2003	7,180	27.6	8,103	31.3	11,100	41.7
2004	8,792	33.8	9,627	37.2	5,282	19.9
2005	4,143	16.0	1,433	5.5	—	—

Total	$25,987	100.0%	$25,863	100.0%	$26,606	100.0%

	Three Months Ended
	June 30 2005	March 31 2005	June 30 2004
Other risk in force ($ millions)
Pool	$2,558	$2,383	$2,567
Seconds	680	659	657
NIMs	311	310	297
International	416	259	170
Other	448	516	14

Total other risk in force	$4,413	$4,127	$3,705

Pool insurance
Number of insured loans	619,526	589,934	575,934
Number of loans in default	6,691	6,249	6,206
Percentage of loans in default	1.08%	1.06%	1.08%

	Three Months Ended				Six Months Ended
	June 30 2005		June 30 2004		June 30 2005		June 30 2004
Alt-A Information
Primary new insurance written by FICO score ($ millions)
<=619	$1	0.0%	$25	1.0%	$7	0.1%	$45	0.9%
620-659	724	20.6	309	12.9	867	18.6	773	15.8
660-679	419	11.9	435	18.1	618	13.3	879	18.0
680-739	1,536	43.8	1,133	47.1	2,056	44.2	2,257	46.2
>=740	832	23.7	501	20.9	1,107	23.8	936	19.1

Total	$3,512	100.0%	$2,403	100.0%	$4,655	100.0%	$4,890	100.0%

Primary risk in force by FICO score ($ millions)
<=619	$54	1.2%	$85	1.6%
620-659	1,002	21.5	1,154	22.4
660-679	824	17.7	889	17.2
680-739	1,953	42.0	2,133	41.4
>=740	818	17.6	898	17.4

Total	$4,651	100.0%	$5,159	100.0%

Primary risk in force by LTV ($ millions)
95.01% and above	$274	5.9%	$463	9.0%
90.01% to 95.00%	1,549	33.3	1,842	35.7
85.01% to 90.00%	2,023	43.5	2,098	40.7
85.00% and below	805	17.3	756	14.6

Total	$4,651	100.0%	$5,159	100.0%

Primary risk in force by policy year ($ millions)
2001 and prior	$250	5.4%	$526	10.2%
2002	458	9.8	981	19.0
2003	1,243	26.7	2,381	46.2
2004	1,879	40.4	1,271	24.6
2005	821	17.7	—	—

Total	$4,651	100.0%	$5,159	100.0%

(a)	Fair Isaac and Company (“FICO”) credit scoring model.
(b)	Loan-to-value ratios. The ratio of the original loan amount to the value of the property.
(c)	Insurance in force.
(d)	Risk in force.

Financial Guaranty—Results of Operations

Quarter Ended June 30, 2005 Compared to Quarter Ended June 30, 2004

The following table summarizes the results of operations for our financial guaranty business for the quarters ended June 30, 2005 and 2004 (in thousands):

	Quarter Ended June 30		% Change
	2005	2004	2005 vs. 2004
Net income	$36,950	$33,106	11.6%
Net premiums written	62,947	94,810	(33.6)
Net premiums earned	48,314	59,762	(19.2)
Net investment income	21,887	21,150	3.5
Gains on sales of investments	2,027	1,760	15.2
Change in fair value of derivative instruments	8,909	1,238	n/m
Other income	267	814	(67.2)
Provision for losses	3,602	15,521	(76.8)
Policy acquisition costs and other operating expenses	27,256	25,931	5.1
Interest expense	3,473	2,869	21.1
Equity in net income of affiliates	13	287	(95.5)
Provision for income taxes	10,136	7,584	33.6

Net Income.    Our financial guaranty segment’s net income for the second quarter of 2005 was $37.0 million, a $3.9 million or 11.6% increase from $33.1 million for the second quarter of 2004. This increase was primarily due to a decrease in the provision for losses and an increase in the change in fair value of derivative instruments, partially offset by a decrease in net premiums earned.

Net Premiums Written and Earned.    Our financial guaranty segment’s net premiums written and earned for the second quarter of 2005 were $62.9 million and $48.3 million, respectively, compared to $94.8 million and $59.8 million, respectively, for the second quarter of 2004. Included in net premiums written and earned for the second quarter of 2005 were $13.2 million and $13.9 million, respectively, of credit enhancement fees on derivative financial guaranty contracts, compared to $28.6 million and $10.6 million, respectively, in the second quarter of 2004. The remaining $16.5 million of the decrease in net premiums written in the second quarter of 2005 as compared to the second quarter of 2004 was attributable to a lower level of trade credit business.

Net Investment Income.    Net investment income attributable to our financial guaranty business was $21.9 million for the second quarter of 2005, compared to $21.2 million for the second quarter of 2004.

Gains on Sales of Investments and Change in Fair Value of Derivative Instruments.    Net gains on sales of investments, which includes an allocation from the parent company as well as the financial guaranty segment’s own sales, were $2.0 million for the second quarter of 2005, compared to a net gain of $1.8 million in the second quarter of 2004. Change in the fair value of derivative instruments, which includes an allocation from the parent company as well as the financial guaranty segment’s derivatives, was a gain of $8.9 million for the second quarter of 2005, compared to a gain of $1.2 million for the second quarter of 2004. During the second quarter of 2005, the financial guaranty segment received $2.2 million as settlement proceeds on derivative financial guaranty contracts. During the second quarter of 2004, the financial guaranty segment did not receive any amounts for settlement proceeds on derivative financial guaranty contracts and paid $2.9 million as settlement on derivative financial guaranty contracts.

Other Income.    Other income was $0.3 million for the quarter ended June 30, 2005, compared to $0.8 million for the quarter ended June 30, 2004. This decrease was primarily due to a reduction in advisory and surveillance fees.

Provision for Losses.    The provision for losses was $3.6 million for the second quarter of 2005, compared to $15.5 million for the second quarter of 2004. This decrease is a result of general favorable development including a reduction in prior years’ reserves for trade credit as well as a lower mix of trade credit premiums earned, which generally carry a higher loss ratio. The provision for losses represented 7.5% and 26.0% of net premiums earned for the second quarter of 2005 and 2004, respectively. Our financial guaranty business paid $8.0 million in claims for the second quarter of 2005 and $7.7 million in claims for the second quarter of 2004 related to a single manufactured housing transaction with Conseco Finance Corp. that was fully reserved for in 2003. We expect that losses related to this transaction will be paid out over the next several years.

We closely monitor our financial guaranty obligations and we use an internal classification process to identify and track troubled credits. We classify credits as “intensified surveillance” when we determine that continued performance of the obligor is questionable and, in the absence of a positive change, may result in non-payment. At June 30, 2005, the financial guaranty segment had $321.7 million of exposure on 6 credits greater than $25 million that were classified as intensified surveillance. At June 30, 2004, the financial guaranty segment had $199.9 million of exposure on 3 credits greater than $25 million that were classified as intensified surveillance.

Policy Acquisition Costs and Other Operating Expenses.    Policy acquisition costs and other operating expenses were $27.3 million for the second quarter of 2005, compared to $25.9 million for the second quarter of 2004. Included in policy acquisition costs and other operating expenses for the second quarter of 2005 were $2.1 million of origination costs related to derivative financial guaranty contracts, compared to $1.7 million for the second quarter of 2004. The expense ratio of 56.4% for the second quarter of 2005 was up from 43.4% for the second quarter of 2004 due to a decrease in net premiums earned, partially offset by slightly higher expenses in 2005 due to higher technology costs and an increase in costs to support the London operations of our financial guaranty segment.

Interest Expense.    Interest expense was $3.5 million for the second quarter of 2005, compared to $2.9 million for the second quarter of 2004. Both periods include interest on the parent company’s long-term debt that was allocated to the financial guaranty segment.

Equity in Net Income of Affiliates.    Equity in net income of affiliates for the financial guaranty segment for the second quarter of 2004 was a gain of $0.3 million, which was related to Primus. There was no comparable amount for the 2005 period because, following Primus’ public offering, we moved our investment in Primus to our equity investment portfolio at September 30, 2004 and we no longer record income or loss from Primus as equity in net income of affiliates.

Provision for Income Taxes.    The effective tax rate was 21.5% for the second quarter of 2005, compared to 18.6% for the second quarter of 2004. The low tax rate for both periods reflects a higher percentage of pre-tax income coming from investment income, much of which is derived from investments in tax-advantaged securities.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

The following table summarizes the results of operations for our financial guaranty business for the six months ended June 30, 2005 and 2004 (in thousands):

	Six Months Ended June 30		% Change
	2005	2004	2005 vs. 2004
Net income	$58,116	$49,966	16.3%
Net premiums written	77,550	70,569	9.9
Net premiums earned	102,874	96,066	7.1
Net investment income	43,946	42,294	3.9
Gains on sales of investments	5,600	1,141	n/m
Change in fair value of derivative instruments	(3,048)	1,410	n/m
Other income	583	854	(31.7)
Provision for losses	15,175	32,165	(52.8)
Policy acquisition costs and other operating expenses	56,328	42,506	32.5
Interest expense	6,572	6,296	4.4
Equity in net income of affiliates	13	(633)	102.1
Provision for income taxes	13,777	10,199	35.1

Net Income.    Our financial guaranty segment’s net income for the six months ended June 30, 2005 was $58.1 million, an $8.1 million or 16.3% increase from $50.0 million for the six months ended June 30, 2004. Net income for the six months ended June 30, 2005 reflects a $4.1 million immediate after-tax reduction as a result of the first quarter 2005 recapture of business by one of our primary insurer customers. Net income for the six months ended June 30, 2004 reflects a $10.3 million immediate after-tax reduction as a result of the first quarter 2004 recapture of business by another of our primary insurer customers.

Net Premiums Written and Earned.    Net premiums written and earned for the six months ended June 30, 2005 were $77.6 million and $102.9 million, respectively, compared to $70.6 million and $96.1 million, respectively, for the six months ended June 30, 2004. Net premiums written and earned for the six months ended June 30, 2005 reflect a reduction of $54.7 million and $4.5 million, respectively, related to the recapture of business in the first quarter of 2005. Net premiums written and earned for the six months ended June 30, 2004 reflect a reduction of $96.4 million and $24.9 million, respectively, related to the recapture of business in the first quarter of 2004. Included in net premiums written and earned for the six months ended June 30, 2005 were $23.4 million and $27.2 million, respectively, of credit enhancement fees on derivative financial guaranty contracts, compared to $38.7 million and $20.6 million, respectively, for the six months ended June 30, 2004. The remaining decrease in premiums written and earned for the six months ended June 30, 2005 was due to a lower level of trade credit business.

The financial guaranty segment derives a substantial portion of its premiums written from a small number of direct primary insurers. In the first six months of 2005, the financial guaranty segment generated gross written premiums from four customers. Gross written premiums from one of these customers were more than offset by the impact of gross written premiums recaptured by that customer. In the first six months of 2004, the financial guaranty segment generated gross written premiums from four customers. Gross written premiums from one of these customers in the first six months of 2004 were more than offset by the impact of gross written premiums recaptured by this customer. Five primary trade credit insurers were responsible for 13.8% of the financial guaranty segment’s gross premiums written (including the impact of the recapture of business previously ceded to the Company by one of the primary insurer customers in the first quarter of 2005) and 23.5% (excluding this impact) in the first six months of 2005. Five primary trade credit insurers were responsible for 42.9% of the financial guaranty segment’s gross written premiums (including the impact of the recapture of business previously ceded to the company by one of the primary insurer customers in the first quarter of 2004) in the first six months of 2004 and 18.5% of the financial guaranty segment’s gross written premiums (excluding this impact).

Net Investment Income.    Net investment income attributable to our financial guaranty business was $43.9 million for the six months ended June 30, 2005, compared to $42.3 million for the six months ended June 30, 2004.

Gains on Sales of Investments and Change in Fair Value of Derivative Instruments.    Net gains on sales of investments were $5.6 million for the six months ended June 30, 2005, compared to a net gain of $1.1 million for the six months ended June 30, 2004. This increase primarily related to sales of convertible bonds that were in a gain position; however, this was offset by a decline in the fair value of derivatives because the gains were previously recognized on this line. Change in the fair value of derivative instruments was a loss of $3.0 million for the six months ended June 30, 2005, primarily related to the sales noted above, compared to a gain of $1.4 million for the six months ended June 30, 2004. The amount reported in the six months ended June 30, 2004 included a $0.8 million loss related to the recapture in the first quarter of 2004. During the six months ended June 30, 2005, the financial guaranty segment received $4.4 million as settlement proceeds on derivative financial guaranty contracts. During the six months ended June 30, 2004, the financial guaranty segment received $2.9 million as settlement proceeds on derivative financial guaranty contracts and paid $2.9 million as settlement on derivative financial guaranty contracts.

Provision for Losses.    The provision for losses was $15.2 million for the six months ended June 30, 2005, compared to $32.2 million for the six months ended June 30, 2004. This decrease was due to favorable loss development, including a reduction in trade credit reserves from prior years and a lower volume of trade credit business which generally has a higher loss ratio. The provision for losses represented 14.7% of net premiums earned for the six months ended June 30, 2005 (including the impact of the recapture that occurred in the first quarter of 2005), compared to 33.5% for the six months ended June 30, 2004 (including the impact of the recapture that occurred in the first quarter of 2004). The provision for losses was 14.1% and 26.6% of net premiums earned for the six months ended June 30, 2005 and 2004, respectively, excluding the impact of the respective recaptures. Our financial guaranty business paid $16.0 million in claims for the six months ended June 30, 2005 and $15.1 million in claims for the six months ended June 30, 2004 related to a single manufactured housing transaction with Conseco Finance Corp., a transaction for which we have established reserves equal to the entire exposure.

Policy Acquisition Costs and Other Operating Expenses.    Policy acquisition costs and other operating expenses were $56.3 million for the six months ended June 30, 2005, compared to $42.5 million for the six months ended June 30, 2004. Included in policy acquisition costs and other operating expenses for the six months ended June 30, 2005 were $4.1 million of origination costs related to derivative financial guaranty contracts, compared to $3.1 million for the six months ended June 30, 2004. The expense ratio of 54.8% for the six months ended June 30, 2005 (including the impact of the 2005 recapture) was up from 44.2% for the six months ended June 30, 2004 (including the impact of the 2004 recapture), due to the reversal of $9.8 million of policy acquisition costs in 2004 as a result of the 2004 recapture, and a $1.7 million increase in policy acquisition costs in 2005 due to the 2005 recapture along with slightly higher expenses in 2005 due to higher technology costs and an increase in costs to support the London financial guaranty operations. The expense ratio was 50.9% for the six months ended June 30, 2005 and 43.2% for the six months ended June 30, 2004, excluding the impact of the respective recaptures in each year.

Interest Expense.    Interest expense was $6.6 million for the six months ended June 30, 2005, compared to $6.3 million for the six months ended June 30, 2004. Both periods include interest on the parent company’s long-term debt that was allocated to the financial guaranty segment.

Equity in Net Income of Affiliates.    Equity in net income of affiliates for the financial guaranty segment for the six months ended June 30, 2004 was a loss of $0.6 million, which was related to Primus which, as previously mentioned, is no longer contained in the equity in net income of affiliates line.

Provision for Income Taxes.    The effective tax rate was 19.2% for six months ended June 30, 2005, compared to 17.0% for the six months ended June 30, 2004. The low tax rate for both periods reflects a higher percentage of pre-tax income to be from investment income, much of which is derived from investments in tax-advantaged securities.

The gross par originated by our financial guaranty segment for the periods indicated was as follows (in millions):

	Quarter Ended June 30		Six Months Ended June 30
Type	2005	2004	2005	2004
Public finance:
General obligation and other tax supported	$718	$1,005	$1,499	$1,393
Water/sewer/electric gas and investor-owned utilities	62	186	178	354
Healthcare	398	475	875	764
Airports/transportation	53	167	216	171
Education	29	297	74	326
Other municipal	21	125	57	126
Housing	—	16	63	69

Total public finance	1,281	2,271	2,962	3,203

Structured finance:
Collateralized debt obligations	2,045	1,938	2,971	3,009
Asset-backed	546	454	1,680	1,028
Other structured	80	190	174	190

Total structured finance	2,671	2,582	4,825	4,227

Total	$3,952	$4,853	$7,787	$7,430

The net par originated and outstanding was not materially different from the gross par originated and outstanding at June 30, 2005 and 2004 because we do not cede a material amount of business to reinsurers.

The following table shows the breakdown of premiums written and earned by our financial guaranty segment’s various products for each period:

	Quarter Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
	(in thousands)
Net premiums written:
Public finance direct	$13,313	$17,678	$28,746	$25,865
Public finance reinsurance	20,954	16,429	37,980	36,897
Structured direct	17,359	35,486	32,416	53,233
Structured reinsurance	4,753	8,594	13,263	17,406
Trade credit	6,568	16,623	19,887	33,585

	62,947	94,810	132,292	166,986
Impact of recapture (1)	—	—	(54,742)	(96,417)

Total net premiums written	$62,947	$94,810	$77,550	$70,569

Net premiums earned:
Public finance direct	$8,053	$6,390	$17,016	$12,189
Public finance reinsurance	7,090	9,883	15,603	21,085
Structured direct	18,881	19,135	37,100	37,581
Structured reinsurance	3,753	7,931	11,019	17,663
Trade credit	10,537	16,423	26,675	32,440

	48,314	59,762	107,413	120,958
Impact of recapture (1)	—	—	(4,539)	(24,892)

Total net premiums earned	$48,314	$59,762	$102,874	$96,066

(1)	Amounts recorded related to the immediate impact of the recapture of previously ceded business by one of the primary insurer customers of our financial guaranty reinsurance business in the first quarter of 2005 and in the first quarter of 2004.

Included in net premiums earned for the second quarter and first six months of 2005 were refundings of $2.7 million, and $5.1 million, respectively, compared to $0.4 million and $2.3 million, respectively, for the same periods of 2004.

The following schedule depicts the expected amortization of the unearned premium for the existing financial guaranty portfolio, assuming no advance refundings, as of June 30, 2005. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay financial guaranty obligations. Unearned premium amounts are net of prepaid reinsurance.

($ millions)	Ending Net Unearned Premiums	Unearned Premium Amortization	Future Installments	Total Premium Earnings
2005	$537.1	$61.5	$26.3	$87.8
2006	468.4	68.7	67.7	136.4
2007	412.7	55.7	53.7	109.4
2008	365.3	47.4	37.5	84.9
2009	327.9	37.4	30.8	68.2

2005 – 2009	327.9	270.7	216.0	486.7
2010 – 2014	191.6	136.3	53.4	189.7
2015 – 2019	97.0	94.6	9.7	104.3
2020 – 2024	38.6	58.4	6.1	64.5
After 2025	0.0	38.6	4.5	43.1

Total		$598.6	$289.7	$888.3

The following table shows the breakdown of claims paid and incurred losses by our financial guaranty segment for the periods indicated:

	Quarter Ended June 30		Six Months Ended June 30
($ thousands)	2005	2004	2005	2004
Claims Paid:
Trade Credit	$5,230	$8,562	$10,228	$15,190
Financial Guaranty	(567)	14,529	11,917	17,166
Conseco Finance Corp.	7,981	7,677	15,950	15,082

	12,644	30,768	38,095	47,438
Impact of recapture (2)	—	—	—	11,488

Total	$12,644	$30,768	$38,095	$58,926

Incurred Losses:
Trade Credit	$272	$8,432	$7,313	$16,634
Financial Guaranty	3,330	7,089	7,862	15,531

Total	$3,602	$15,521	$15,175	$32,165

(2)	Comprised of claims payments related to the 2004 recapture of previously ceded business by one of the primary insurer customer of our financial guaranty reinsurance business.

The following table shows the breakdown of the reserve for losses and loss adjustment expenses for our financial guaranty segment at the end of each period indicated:

	June 30 2005	December 31 2004	June 30 2004
Financial Guaranty:
Case reserves	$72,192	$98,359	$112,342
Allocated non-specific	20,750	9,750	9,000
Unallocated non-specific	52,852	56,748	58,005

Trade Credit and Other:
Case reserves	28,782	34,126	37,939
IBNR (3)	41,239	42,397	31,030

Total	$215,815	$241,380	$248,316

(3)	Incurred but not reported.

The increase in the June 30, 2005 allocated non-specific reserve relates to a public finance credit with a total par outstanding of $34.6 million.

Financial Services—Results of Operations

Net income attributable to the financial services segment for the second quarter and first six months of 2005 was $40.4 million and $72.1 million, respectively, compared to $30.7 million and $53.4 million, respectively, for the same periods of 2004. Approximately $2.7 million of the equity in net income of affiliates for the second quarter of 2005 is attributable to a 6.92% interest in Sherman that is pending sale to Sherman’s management team with a retroactive effective date of May 1, 2005. Equity in net income of affiliates was $63.9 million (pre-tax) for the second quarter of 2005, an increase of $12.0 million or 23.1% compared to $51.9 million (pre-tax) for the comparable period of 2004. For the first six months of 2005 and 2004, equity in net income of affiliates (pre-tax) was $115.2 million and $85.3 million, respectively. C-BASS accounted for $31.4 million (pre-tax) of the total net income of affiliates in the second quarter of 2005, and $59.5 million (pre-tax) in the first six months of 2005, compared to $33.6 million (pre-tax) and $54.5 million (pre-tax) in the comparable periods of 2004. This reflected the growth in C-BASS’ servicing income from the significant growth in the size of their serviced portfolio. C-BASS’ results could vary significantly from period to period because a portion of C-BASS’ income is dependent on its ability to sell mortgage-backed securities in the capital markets. These mortgage capital markets can be volatile, subject to changes in interest rates, credit spreads and liquidity. In addition, C-BASS has the right to call many of its mortgage-backed securities for redemption, and it tends to do so in low interest rate environments, such as have existed recently, which can lead to volatility in its quarterly results, as can C-BASS’ requirement to mark many of their balance sheet components to market. Equity in net income of affiliates included $32.4 million (pre-tax) and $55.6 million (pre-tax) for Sherman in the second quarter and first six months of 2005, respectively, compared to $18.2 million (pre-tax) and $30.7 million (pre-tax) in the comparable periods of 2004. This resulted primarily from the growth in and strong collections on Sherman’s portfolio over the past several years and gains from the sale of certain portfolios of charged-off consumer assets and mortgage receivables in 2005.

RadianExpress, which was operating on a run-off basis until its shutdown March 31, 2005, recorded negligible income and expense for the second quarter and first six months of 2005, compared to $0.1 million and $0.6 million of income, and $5.5 million and $8.4 million of expense, respectively, for the comparable periods of 2004.

Other

We are seeking to sell or otherwise dispose of the remaining assets and operations of Singer Asset Finance Company L.L.C. (“Singer”), a wholly owned subsidiary of EFSG. Singer had been engaged in the purchase, servicing, and securitization of assets including state lottery awards and structured settlement payments, and currently is operating on a run-off basis. Singer’s run-off operations consist of servicing and/or disposing of Singer’s previously originated assets and servicing its non-consolidated special purpose vehicles. The results of this subsidiary are not material to our financial results. At June 30, 2005, we had approximately $381 million and $360 million of non-consolidated assets and liabilities, respectively, associated with Singer special-purpose vehicles. Our investment in these special-purpose vehicles was $21.2 million at June 30, 2005. At December 31, 2004, we had $413 million and $392 million of non-consolidated assets and liabilities, respectively, associated with Singer special-purpose vehicles. Our investment in these special purpose vehicles at December 31, 2004 was $20.8 million.

Another insurance subsidiary, Van-American Insurance Company, Inc., is engaged on a run-off basis in reclamation bonds for the coal mining industry and surety bonds covering closure and post-closure obligations of landfill operations. This business is not material to our financial results.

Through our ownership of EFSG, we owned an indirect 36.0% equity interest in EIC Corporation Ltd. (“Exporters”), an insurance holding company that, through its wholly owned insurance subsidiary licensed in Bermuda, insures primarily foreign trade receivables for multinational companies. In December 2004, we sold our interest in Exporters for $4.0 million recording a loss of $1.2 million on the sale. Our financial guaranty business has provided significant reinsurance capacity to Exporters on a quota-share, surplus-share and excess-of-loss basis. Our related reinsurance exposure at June 30, 2005 was approximately $136.7 million compared to $137.2 million at December 31, 2004. This exposure is expected to run off over approximately seven years. We had loss reserves of $12.6 million at June 30, 2005 and $11.9 million at December 31, 2004 for this exposure.

Off-Balance Sheet and Related Party Transactions

We guarantee the payment of up to $25.0 million of a revolving credit facility issued to Sherman that expires in December 2005. There have been no drawdowns on this facility. We have provided to an affiliate of Sherman, in an arms-length transaction, a $150 million financial guaranty policy in connection with the structured financing of several pools of receivables previously acquired by Sherman.

Investments

We are required to group assets in our investment portfolio into one of three categories: held to maturity, available for sale or trading securities. Fixed-maturity securities for which we have the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. Investments classified as available for sale are reported at fair value, with unrealized gains and losses (net of tax) reported as a separate component of stockholders’ equity as accumulated other comprehensive income. Investments classified as trading securities are reported at fair value, with unrealized gains and losses (net of tax) reported as a separate component of income. For securities classified as either available for sale or held to maturity, we conduct a quarterly evaluation of declines in market value of the investment portfolio asset basis to determine whether the decline is other-than-temporary. This evaluation includes a review of (1) the length of time and extent to which fair value is below amortized cost; (2) issuer financial condition; and (3) our intent and ability to retain our investment over a period of time to allow recovery in fair value. We use a 20% decline in price over four continuous quarters as a guide in identifying those securities that should be evaluated for impairment. For securities that have experienced rapid price declines or unrealized losses of less than 20% over periods in excess of four consecutive quarters, classification as other-than-temporary is considered. Factors influencing this consideration include an analysis of the security issuer’s financial performance, financial condition and general economic conditions. If the decline in fair value is judged to be other-than-temporary, the cost basis of the individual security is written down to fair value through earnings as a realized loss and the fair value becomes the new basis. At June 30, 2005 and 2004, there were no investments held in the portfolio that met these criteria. Realized gains and losses are determined on a specific identification method and are included in income. Other invested assets consist of residential mortgage-backed securities and forward foreign currency contracts and are carried at fair value.

At June 30, 2005, fixed-maturity investments available for sale had gross unrealized losses of $16.8 million. At June 30, 2005, equity securities available for sale had no gross unrealized losses. The length of time that those securities in an unrealized loss position at June 30, 2005 have been in an unrealized loss position, as measured by their June 30, 2005 fair values, was as follows:

(Dollar amounts in millions)	Number of Securities	Fair Value	Amortized Cost	Unrealized Loss
Less than 6 months	214	$261.1	$267.9	$6.8
6 to 9 months	62	81.7	84.5	2.8
9 to 12 months	4	8.8	9.9	1.1
More than 12 months	104	142.9	148.7	5.8

Subtotal	384	494.5	511.0	16.5
U.S. Treasury and Agency securities	7	30.3	30.6	0.3

Total	391	$524.8	$541.6	$16.8

Of the 104 securities that have been in an unrealized loss position for more than 12 months, in our judgment none has an unrealized loss of more than 20% of that security’s amortized cost and none of the losses required recognition as other-than-temporary.

The contractual maturity of securities in an unrealized loss position at June 30, 2005 was as follows:

(Dollar amounts in millions)	Fair Value	Amortized Cost	Unrealized Loss
2005	$14.8	$14.8	$—
2006 – 2009	81.4	82.4	1.0
2010 – 2014	90.5	95.0	4.5
2015 and later	184.0	191.3	7.3
Mortgage-backed and other asset-backed securities	131.2	133.1	1.9
Redeemable preferred stock	22.9	25.0	2.1

Total	$524.8	$541.6	$16.8

Liquidity and Capital Resources

We act primarily as a holding company for our insurance subsidiaries and do not have any significant operations of our own. Dividends from our subsidiaries and permitted payments to us under our tax- and expense-sharing arrangements with our subsidiaries, along with income from our investment portfolio and dividends from our affiliates (C-BASS and Sherman), are our principal sources of cash to pay stockholder dividends and to meet our obligations. These obligations include our operating expenses and interest and principal payments on debt. The payment of dividends and other distributions to us by our insurance subsidiaries is regulated by insurance laws and regulations. In general, dividends in excess of prescribed limits are deemed “extraordinary” and require insurance regulatory approval. In addition, although we have expense-sharing arrangements in place with our principal operating subsidiaries that require those subsidiaries to pay their share of holding company-level expenses, including interest expense on long-term debt, these expense-sharing arrangements are subject to termination at any time by the applicable state insurance departments. In addition, our insurance subsidiaries’ ability to pay dividends to us, and our ability to pay dividends to our stockholders, is subject to various conditions imposed by the rating agencies for us to maintain our ratings. If the cash we receive from our subsidiaries pursuant to expense- and tax-sharing arrangements is insufficient for us to fund our obligations, we may be required to seek capital by incurring additional debt, by issuing additional equity or by selling assets, which we may be unable to do on favorable terms, if at all. The need to raise additional capital or the failure to make timely payments on our obligations could have a material adverse effect on our business, financial condition and operating results.

During the six months ended June 30, 2005, we received $191.8 million in dividends from our insurance operating subsidiaries. Under the applicable insurance regulations of their states of domicile, our mortgage insurance operating subsidiaries would not be permitted to pay additional dividends to the parent company during the remainder of 2005 without prior insurance department approval, although additional payments are permitted under our expense-sharing arrangements.

C-BASS paid $17.3 million and $32.5 million of dividends to one of our insurance subsidiaries during the six months ended June 30, 2005 and 2004, respectively. Sherman paid $51.9 million and $49.8 million of dividends to one of our other insurance subsidiaries during the six months ended June 30, 2005 and 2004, respectively. The distribution of these amounts to the parent company is subject to regulatory limitations. Amounts ultimately received by the parent company from the C-BASS and Sherman dividends during 2005 and 2004 were used, in part, to fund our stock repurchase programs.

Our insurance subsidiaries are permitted to allocate capital resources within certain guidelines by making direct investments. In April 2003, Radian Guaranty invested $100 million in EFSG, for an approximate 11% ownership interest. This amount was subsequently contributed by EFSG to Radian Asset Assurance to support growth in the direct financial guaranty business. In January 2004, we contributed an additional $65 million in capital to EFSG that was subsequently contributed to Radian Asset Assurance. During the first quarter of 2004, EFSG transferred its investment in Sherman in the form of a dividend to Radian Guaranty.

Short-Term Liquidity Needs

Our significant liquidity needs over the next 12 months include funds for the payment of dividends on our common stock, debt service payments on our outstanding long-term debt, claim payments on our insured obligations and operating expenses. We expect to fund these requirements with amounts received under our expense-sharing arrangements or as dividends from our insurance operating subsidiaries, with dividends from our affiliates and from working capital.

Based on our current intention to pay quarterly common stock dividends of approximately $0.02 per share and assuming that our common stock outstanding remains constant at the 84,965,607 shares outstanding at June 30, 2005, we would require approximately $6.8 million to pay our next four quarterly dividends. We will also require approximately $46.9 million annually to pay the debt service on our outstanding long-term debt after the August 1, 2005 redemption of the convertible debentures. We expect to fund dividend and debt service payments with amounts received under our expense-sharing arrangements, dividends from our insurance operating subsidiaries and dividends from our affiliates, all of which we expect to be sufficient to make such payments for at least the next 12 months.

Our sources of working capital consist primarily of premiums written by our insurance operating subsidiaries and investment income at both the parent company and operating subsidiary levels. Working capital is applied primarily to the payment of our insurance operating subsidiaries’ claims and operating expenses. Cash flows from operating activities for the six month period ended June 30, 2005 were $164.5 million, compared to $101.6 million for the six months ended June 30, 2004. The lower cash flow from operations amount in 2004 resulted primarily from the payment of $77.9 million made as a result of the recapture of previously ceded business that occurred in the first quarter of 2004 coupled with higher claims paid and operating expenditures. In 2005, we paid $37.6 million as a result of the recapture of previously ceded business that occurred in the first quarter of 2005. Positive cash flows are invested pending future payments of claims and other expenses.

We believe that the operating cash flows generated by each of our insurance subsidiaries will provide those subsidiaries with sufficient funds to satisfy their claim payments and operating expenses for at least the next 12 months. In the unlikely event that claim payment obligations and operating expenses exceed the operating cash flows generated by our insurance operating subsidiaries, we believe that we have the ability to fund any excess from sales of short-term investments. At June 30, 2005, the parent company had cash and liquid investment securities of $377.3 million, $219.3 million of which was used on August 1, 2005 to redeem the principal of our convertible debt. In the unlikely event that we are unable to fund excess claim payments and operating expenses through the sale of short-term investments, we may be required to incur unanticipated capital losses or delays in connection with the sale of less liquid securities held by the parent company. In any event, we do not anticipate the need for borrowings, under credit facilities or otherwise, to satisfy claim payment obligations or other operating expenses.

At June 30, 2005, we had plans to continue investing in significant information technology and infrastructure upgrades over the next two years at an estimated total cost of $20 million to $30 million, which are intended to benefit all of our business segments. In addition, we are making significant investments in upgrading our business continuity plan. We are using cash flows from operations to fund these expenditures.

Long-Term Liquidity Needs

Our most significant need for liquidity beyond the next twelve months is the repayment of the principal amount of our outstanding long-term debt. We expect to meet our long-term liquidity needs using excess working capital, sales of investments, borrowings under our credit facility or through the private or public issuance of debt or equity securities.

On June 7, 2005, we issued $250 million of unsecured senior notes at a price of 99.822% of their principal amount. These notes bear interest at the rate of 5.375% per annum, payable semi-annually on June 15 and December 15 beginning on December 15, 2005. The notes mature on June 15, 2015. We have the option to redeem some or all of the notes at any time with not less than 30 days notice at a redemption price equal to the greater of the principal amount of the notes or the sum of the present values of the remaining scheduled payments of principal and interest on the notes to be redeemed. Upon the occurrence of an event of default, which includes payment defaults, defaults in the performance of covenants, defaults related to bankruptcy and insolvency and failure to pay specified indebtedness, our obligations under the notes may be accelerated, in which case the principal of and accrued and unpaid interest or premium, if any, on the notes would be immediately due and payable. We used the proceeds from the sale of the notes to redeem, on August 1, 2005, all $219.3 million in aggregate principal amount of our outstanding 2.25% Senior Convertible Debentures due 2022, and we intend to use the balance of the proceeds for general corporate purposes.

In February 2003, we issued $250 million of unsecured senior notes. These notes bear interest at the rate of 5.625% per annum, payable semi-annually on February 15 and August 15. These notes mature in February 2013. We have the option to redeem some or all of the notes at any time with not less than 30 days notice at a redemption price equal to the greater of the principal amount of the notes or the present values of the remaining scheduled payments of principal and interest on the notes to be redeemed.

In January 2002, we issued $220 million of senior convertible debentures due 2022. On January 3, 2005, $663,000 in principal amount of the debentures was redeemed by holders, leaving $219.3 million in principal amount outstanding. On August 1, 2005, we redeemed the remaining $219.3 million of convertible debentures.

In May 2001, we issued $250 million of 7.75% debentures due June 1, 2011. Interest on the debentures is payable semi-annually on June 1 and December 1. We have the option to redeem some or all of the debentures at any time with not less than 30 days notice at a redemption price equal to the greater of the principal amount of the notes or the sum of the present values of the remaining scheduled payments of principal and interest on the notes to be redeemed.

In February 2005, the SEC declared effective our $800 million universal shelf registration statement. We may use the shelf registration statement to offer and sell debt securities and various other types of securities to the public. However, we may be unable to issue securities under the shelf registration statement or otherwise on favorable terms, if at all.

On December 16, 2004, we replaced a $250 million unsecured revolving credit facility that expired in December 2004 with a $400 million unsecured facility, comprised of a $100 million 364-day facility that expires on December 15, 2005 and a $300 million five-year facility that expires on December 16, 2009. There were no drawdowns on the expired facility. Our ability to borrow under the new facility is subject to compliance with all applicable covenants. The new facility bears interest on any amounts drawn at a rate dependent on our credit rating at the time of such borrowing and will be calculated according to, at our option, a base rate or a Eurocurrency rate, plus an applicable margin and utilization fee. This facility will be used for working capital and general corporate purposes. There had been no drawdowns on this facility through June 30, 2005.

In September 2004, Primus sold shares of its common stock in an initial public offering. We sold 177,556 shares of our Primus common stock in this offering and received approximately $2.2 million. We now own 4,744,506 shares or approximately 11% of Primus, but these shares are subject to significant limitations on their sale. The market value of this stock at June 30, 2005 was $68.7 million.

In September 2003, Radian Asset Assurance closed on $150 million of money market committed preferred custodial trust securities, pursuant to which it entered into a series of three perpetual put options on its own preferred stock to Radian Asset Securities Inc. (“Radian Asset Securities”), our wholly-owned subsidiary. Radian Asset Securities in turn entered into a series of three perpetual put options on its own preferred stock (on substantially identical terms to the Radian Asset Assurance preferred stock). The counterparties to the Radian Asset Securities put options are three trusts established by two major investment banks. The trusts were created as a vehicle for providing capital support to Radian Asset Assurance by allowing Radian Asset Assurance to obtain immediate access to additional capital at its sole discretion at any time through the exercise of one or more of the put options and the corresponding exercise of one or more corresponding Radian Asset Securities put options. If the Radian Asset Assurance put options were exercised, Radian Asset Securities, through the Radian Asset Assurance preferred stock thereby acquired, and investors, through their equity investment in the Radian Asset Securities preferred stock, would have rights to the assets of Radian Asset Assurance of an equity investor in Radian Asset Assurance. Such rights would be subordinate to policyholders’ claims, as well as to claims of general unsecured creditors of Radian Asset Assurance, but ahead of our claims, through EFSG, as the owner of the common stock of Radian Asset Assurance. If all the Radian Asset Assurance put options were exercised, Radian Asset Assurance would receive up to $150 million in return for the issuance of its own perpetual preferred stock, the proceeds of which would be useable for any purpose, including the payment of claims. Dividend payments on the preferred stock will be cumulative only if Radian Asset Assurance pays dividends on its common stock. Each trust will be restricted to holding high quality, short-term commercial paper investments to ensure that it can meet its obligations under the put option. To fund these investments, each trust will issue its own auction market perpetual preferred stock. Each trust is currently rated “A” by each of S&P and Fitch.

Reconciliation of Net Income to Cash Flows

The following table reconciles net income to cash flows from operations for the six months ended June 30, 2005 and 2004 (in thousands):

	June 30 2005	June 30 2004
Net income	$255,836	$240,513
(Decrease) increase in reserves	(11,466)	507
Deferred tax provision	28,285	56,518
Cash paid for clawback (1)	(37,645)	(76,882)
Increase in unearned premiums	71,749	79,565
Increase in deferred policy acquisition costs	(8,818)	(9,985)
Equity in earnings of affiliates	(115,174)	(84,654)
Increase in prepaid federal income taxes (1)	(70,400)	(62,000)
Other	52,106	(41,985)

Cash flows from operations	$164,473	$101,597

(1)	Cash item.

Recently, we have experienced a trend toward a reduction in cash flows from operations compared to net income, primarily because an increasing portion of our net income has been derived from our equity in net income of affiliates, which is not treated as cash flow from operations in connection with the statement of cash flows. This trend also has resulted because of rising costs imposed by infrastructure and regulatory requirements and because we have been required to use more operating cash to pay taxes currently. This trend is exaggerated in periods like the first quarters of 2004 and 2005, which experienced the immediate impact of the exercise of recapture rights by financial guaranty reinsurance customers. We do not expect net income to greatly exceed cash flows from operations in periods that are not impacted by the exercise of such recapture rights.

Stock Repurchase Programs

On September 24, 2002, we announced that our board of directors authorized us to repurchase up to 2.5 million shares of our common stock on the open market. At March 31, 2004, all 2.5 million shares had been repurchased under this program at a cost of approximately $87.0 million. Share purchases were funded from available working capital and were made from time to time depending on the market conditions, share price and other factors.

On May 11, 2004, we announced that our board of directors authorized us to repurchase up to 3.0 million shares of our common stock on the open market. On September 8, 2004, we announced that our board of directors expanded the repurchase program from 3.0 million shares to 5.0 million shares. At March 31, 2005, all 5.0 million shares had been repurchased at a cost of approximately $235.9 million. Share purchases were funded from available working capital and were made from time to time depending on the market conditions, share price and other factors.

On February 15, 2005, we announced that our board of directors authorized us to repurchase up to 5.0 million shares of our common stock on the open market under a new repurchase program. This program commenced upon approval in February 2005 and has similar characteristics to the previous programs. At June 30, 2005, all 5.0 million shares had been repurchased under this program at a cost of approximately $240.0 million. We may also purchase shares on the open market to meet option exercise obligations and to fund 401(k) matches and purchases under our Employee Stock Purchase Plan, and we may also consider future stock repurchase programs.

Stockholders’ Equity

Stockholders’ equity decreased to $3.6 billion at June 30, 2005, from $3.7 billion at December 31, 2004. The approximate $100 million decrease in equity resulted from our repurchase of approximately 7.8 million shares of our common stock, net of reissues, for approximately $366.4 million, a decrease in the market value of securities available for sale of $6.6 million, net of tax and dividends of $3.5 million, partially offset by net income of $255.8 million and proceeds from the issuance of common stock under incentive plans of $12.2 million.

Critical Accounting Policies

SEC guidance defines Critical Accounting Policies as those that require the application of management’s most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing our condensed consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. In preparing these financial statements, management has utilized available information including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Actual results may differ from those estimates. In addition, other companies may utilize different estimates, which may impact comparability of our results of operations to those of companies in similar businesses. A summary of the accounting policies that management believes are critical to the preparation of our condensed consolidated financial statements is set forth below.

Reserve for Losses

We establish reserves to provide for losses and the estimated costs of settling claims in both the mortgage insurance and financial guaranty businesses. Setting loss reserves in both businesses involves significant use of estimates with regard to the likelihood, magnitude and timing of a loss.

In the mortgage insurance business, reserves for losses generally are not established until we are notified that a borrower has missed two payments. We also establish reserves for associated loss adjustment expenses (“LAE”), consisting of the estimated cost of the claims administration process, including legal and other fees and expenses associated with administering the claims process. Statement of Financial Accounting Standards (“SFAS”) No. 60 specifically excludes mortgage guaranty insurance from its guidance relating to the reserve for losses. We maintain an extensive database of claim payment history and use historical models, based on a variety of loan characteristics, including the status of the loan as reported by its servicer, as well as more static factors such as the estimated foreclosure period in the area where the default exists, to help determine the appropriate loss reserve at any point in time. As the delinquency proceeds toward foreclosure, there is more certainty around these estimates as a result of the aged status of the delinquent loan. If a default cures, the reserve for that loan is removed from the reserve for losses and LAE. This curing process causes an appearance of a reduction in reserves from prior years if the reduction in reserves from cures is greater than the additional reserves for those loans that are nearing foreclosure or have become claims. All estimates are continually reviewed and adjustments are made as they become necessary. We do not establish reserves for mortgages that are in default if we believe that we will not be liable for the payment of a claim with respect to that default. Consistent with GAAP and industry accounting practices, we do not establish loss reserves for expected future claims on insured mortgages that are not in default or believed to be in default.

In January 2005, we implemented a revised modeling process to assist us in establishing reserves in the mortgage insurance business. In recent years, with the growth in the Alt-A and Subprime business, we realized that the change in the portfolio mix required us to segment the portfolio and evaluate the reserves required for each differently. The previous model had been designed for a prime product only and needed to be updated with many years of additional data. The revised model differentiates between prime and non-prime products and takes into account the different loss development patterns and borrower behavior that is inherent in these products.

The model calculates a range of reserves by product and a midpoint for each product based on historical factors. We then evaluate other conditions, such as current economic conditions, regional housing conditions and the reliability of historical data for new products, to determine if an adjustment to the midpoint calculated by the model is necessary.

We establish loss reserves on our non-derivative financial guaranty contracts. As discussed below, the reserving policies used by the financial guaranty industry are continuing to evolve and are subject to change.

Our financial guaranty loss reserve policy requires management to make the following key estimates and judgments:

•	Setting both case reserves and allocated non-specific reserves requires us to exercise judgment in estimating the severity of the claim that is likely to result from an identified reserving event, which may be any amount up to the full amount of the insured obligation. The reliability of this estimate depends on the reliability of the information regarding the likely severity of the claim and the judgments made by management with respect to that information. Even when we are aware of the occurrence of an event that requires the establishment of a reserve, our estimate of the severity of the claim that is likely to result from that event may not be correct.

•	At June 30, 2005, we had case reserves on financial guaranty policies of $72.2 million. Of this amount, $64.4 million was attributable to a single manufactured housing transaction originated and serviced by Conseco Finance Corp. We are highly certain that we will suffer losses with respect to this insured obligation equal to the amount reserved, which equals the total amount of the remaining insured obligation. The case reserves also include $9.5 million attributable to 36 reinsured obligations on which our total par outstanding is $43.1 million. These reserves are established based on amounts conveyed to us by the ceding companies and confirmed by us, and we do not have any reasonable expectation that the ultimate losses will deviate materially from the amount reserved. The remaining $(1.7) million of case reserves is attributable to salvage recoveries on two claims, partially offset by loss adjustment expense reserves on three insured credits.

•	At June 30, 2005 two credits were included in our allocated non-specific reserves of $20.8 million. We are highly certain that we will suffer losses with respect to these insured obligations equal to the amount reserved. These credits have a par amount of $43.8 million.

•	We establish unallocated non-specific reserves over time by applying expected default factors to the premiums earned during each reporting period on each credit for which we have not established a case reserve or an allocated non-specific reserve. The expected default factor for each credit is derived by dividing the expected losses on that credit over its life by the premiums expected to be earned on that credit over its life. The expected life-time losses for each credit are determined by multiplying the expected frequency of losses on that credit by the expected severity of losses on that credit and multiplying this number, the loss factor, by that credit’s outstanding par amount. The expected frequency and severity of losses for each credit are generated from three sources—two that are published by major rating agencies and one that is generated by a proprietary internal model—based on the product class, published rating and term to maturity for each credit. We set the expected life-time losses for each credit at the approximate mid-point of the range between the highest and lowest expected life-time loss factors generated by the rating agency and internally generated models. The default rates published by rating agencies tend to be very low because we primarily insure investment-grade obligations that, historically, have a very low probability of default. Although the default rate is low, the amount of losses upon default can be very high because we tend to insure large financial obligations. Because of the low incidence of losses on financial guaranty obligations, it is also very difficult to estimate the timing of losses on our insured obligations for which we have not yet established a case reserve or allocated non-specific reserve. The default factors for the six months ended June 30, 2005 and the year ended December 31, 2004, approximated 10% of net premiums earned on public finance credits and 20% of net premiums earned on structured finance credits.

•	Our unallocated non-specific loss reserve at June 30, 2005 was $52.8 million. The range between the unallocated non-specific reserves that would have resulted from applying the highest and lowest default factors generated by any of the three models was approximately $28 million to $90 million, which we believe provides a reasonably likely range of expected losses. None of the product types that we insure accounted for a materially disproportionate share of the variability within that range.

•	At each balance sheet date, we also evaluate both the model-generated default factors and our unallocated non-specific reserves against management’s subjective view of qualitative factors to ensure that the default factors and the unallocated non-specific reserves represent management’s best estimate of the expected losses on our portfolio of credits for which we have not established a case reserve or an allocated non-specific reserve. These qualitative factors include existing economic and business conditions, overall credit quality trends resulting from industry, geographic, economic and political conditions, recent loss experience in particular segments of the portfolio, changes in underwriting policies and procedures and seasoning of the book of business. The macroeconomic factors that we evaluate are outside of our control and are subject to considerable variability. The company-specific factors that we evaluate also require us to make subjective judgments. In addition, a significant change in the size of our portfolio underlying the unallocated non-specific reserves, such as through the expiration of policies or the refunding or recapture of insured exposures, could require an adjustment to the default factors or our level of unallocated non-specific reserves. To date, our evaluation of these qualitative factors has not led us to adjust the default factors or our level of unallocated non-specific reserves. Our estimates of our reserves for losses and LAE for our financial guaranty segment’s other lines of business, primarily trade credit reinsurance, depend upon the receipt of accurate reports and individual loss estimates from ceding companies. The time lag in receiving reports on individual loss estimates in trade credit reinsurance is generally three to six months. We use historical loss information and makes inquiries to the cedants of known events as a means of validating our loss assumptions while awaiting more formal updated reports. Any differences in viewpoints are resolved expeditiously and have historically not resulted in material adjustments. In addition, a reserve is included for losses and LAE incurred but not reported (“IBNR”), on trade credit insurance.

Setting the loss reserves in both business segments involves significant reliance upon estimates with regard to the likelihood, magnitude and timing of a loss. The models and estimates we use to establish loss reserves may not prove to be accurate, especially during an extended economic downturn. We cannot assure you that we have correctly estimated the necessary amount of reserves or that the reserves established will be adequate to cover ultimate losses on incurred defaults.

In January and February of 2005, we discussed with the SEC staff, both separately and together with other members of the financial guaranty industry, the differences in loss reserve practices followed by different financial guaranty industry participants. On June 8, 2005, the Financial Accounting Standards Board (the “FASB”) added a project to its agenda to consider the accounting by insurers for financial guaranty insurance. The FASB will consider several aspects of the insurance accounting model, including claims liability recognition, premium recognition and the related amortization of deferred policy acquisition costs. When and if the FASB or the SEC reaches a conclusion on this issue, we and the rest of the financial guaranty industry may be required to change some aspects of our accounting policies. If the FASB or the SEC were to determine that we should account for our financial guaranty contracts differently, for example by requiring them to be treated solely as one or the other of short-duration or long-duration contracts under SFAS No. 60, this determination could impact our accounting for loss reserves, premium revenue and deferred acquisition costs, all of which are covered by SFAS No. 60. In addition, we understand that the FASB may also extend the scope of this project to mortgage insurance. Management is unable to estimate what impact, if any, the ultimate resolution of this issue will have on our financial condition or operating results.

Derivative Instruments and Hedging Activity

We account for derivatives under SFAS No. 133, as amended and interpreted. Some of the fixed-maturity securities included in our investment portfolio and certain of our financial guaranty contracts are considered “derivatives.” Under SFAS No. 133, the convertible debt and redeemable preferred securities included in our investment portfolio must be characterized as hybrid securities because they generally combine both debt and equity characteristics. The hybrid classification requires that the convertible security valuation be separated into a fixed-income component and an equity derivative component. Valuation changes on the fixed-income component are recorded as other comprehensive income on our condensed consolidated balance sheets while valuation changes on the equity derivative component are recorded as gains and losses on our condensed consolidated statements of income. We believe that the market valuation of each hybrid convertible security is appropriately allocated to its fixed-income and equity derivative components. The gains and losses on direct derivative financial guaranty contracts are derived from internally generated models. The gains and losses on assumed derivative financial guaranty contracts are provided by the primary insurance companies. We estimate fair value amounts using market information to the extent available, and appropriate valuation methodologies. Significant differences may exist with respect to the available market information and assumptions used to determine gains and losses on derivative financial guaranty contracts. We are required to exercise considerable judgment to interpret market data to develop the estimates of fair value. Accordingly, the estimates are not necessarily indicative of amounts we could realize in a current market exchange due to the lack of a liquid market. The use of different market assumptions and/or estimation methodologies may have a significant effect on the estimated fair value amounts.

A summary of our derivative information, as of and for the periods indicated, is as follows:

Balance Sheet (In millions)	June 30 2005	December 31 2004	June 30 2004
Trading Securities
Amortized cost	$67.4	$65.4	$51.7
Fair value	79.4	86.3	60.3

Derivative Financial Guaranty Contracts
Notional value	$14,300.0	$12,500.0	$11,000.0

Gross unrealized gains	$65.5	$74.9	$67.5
Gross unrealized losses	44.6	49.6	84.1

Net unrealized gains (losses)	$20.9	$25.3	$(16.6)

The components of the change in fair value of derivative instruments are as follows:

	Three Months Ended June 30		Six Months Ended June 30
Statements of Income (In millions)	2005	2004	2005	2004
Trading Securities	$(10.8)	$(1.0)	$(9.0)	$5.2
Gain on termination of Treasury rate lock	—	—	1.0	—
Derivative Financial Guaranty Contracts	11.8	1.1	—	(0.5)

Net (losses) gains	$1.0	$0.1	$(8.0)	$4.7

The following table presents information at June 30, 2005 and December 31, 2004 related to net unrealized gains on derivative financial guaranty contracts (included in other assets or accounts payable and accrued expenses on our condensed consolidated balance sheets).

	June 30 2005	December 31 2004
	(in millions)
Balance at January 1	$25.3	$(16.1)
Net unrealized gains recorded	—	29.7
Settlements of derivatives contracts
Receipts	(4.4)	(2.9)
Payments	—	14.6

Balance at end of period	$20.9	$25.3

The application of SFAS No. 133, as amended, could result in volatility from period to period in gains and losses as reported on our condensed consolidated statements of income. These gains and losses result primarily from changes in corporate credit spreads, changes in the creditworthiness of underlying corporate entities, and the equity performance of the entities underlying the convertible investments. Any incurred losses on such contracts would run through the change in the fair value of derivatives. We are unable to predict the affect this volatility may have on our financial condition or results of operations.

In accordance with our risk management policies, we have entered into derivatives to hedge the interest rate risk related to the issuance of certain long-term debt. As of June 30, 2005, we were a party to two interest rate swap contracts. Interest rate swaps have been designed as fair value hedges that hedge the change in fair value of the debt arising from interest rate movements. During 2005 and 2004, the fair value hedges were 100% effective. Therefore, the change in the fair value of the derivative instruments in our condensed consolidated statements of income was offset by the change in the fair value of the hedged debt. These interest-rate swap contracts mature in February 2013.

Terms of the interest rate swap contracts at June 30, 2005 were as follows (dollars in thousands):

Notional amount	$250,000
Rate received—Fixed	5.625%
Rate paid—Floating (a)	4.701%
Maturity date	February 15, 2013
Unrealized gain	$7,231

(a)	The June 30, 2005 six-month LIBOR forward rate at the next swap payment date plus 87.4 basis points.

In October 2004, we entered into transactions to lock in treasury rates that would have served as a hedge if we had issued long-term debt. The notional value of the hedges was $120 million at a blended rate of 4.075%. At December 31, 2004, we had a $1.5 million unrealized gain recorded on the hedges. In January 2005, we discontinued the hedge arrangements and received payments from our counterparties. We realized a gain of $1.0 million at termination in 2005.

Deferred Policy Acquisition Costs

Costs associated with the acquisition of mortgage insurance business, consisting of compensation and other policy issuance and underwriting expenses, are initially deferred and reported as deferred policy acquisition costs. Because SFAS No. 60 specifically excludes mortgage guaranty insurance from its guidance relating to the amortization of deferred policy acquisition costs, amortization of these costs for each underwriting year book of business is charged against revenue in proportion to estimated gross profits over the estimated life of the policies using the guidance provided by SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments.” This includes accruing interest on the unamortized balance of deferred policy acquisition costs. Estimates of expected gross profit including persistency and loss development assumptions for each underwriting year used as a basis for amortization are evaluated regularly, and the total amortization recorded to date is adjusted by a charge or credit to the statement of earnings if actual experience or other evidence suggests that earlier estimates should be revised. Considerable judgment is used in evaluating these factors when updating the assumptions. The use of different assumptions would have a significant effect on the amortization of deferred policy acquisition costs. We regularly evaluate our assumptions used in deferring costs related to originations, and make adjustments if appropriate.

Deferred policy acquisition costs in the financial guaranty business are comprised of those expenses that vary with, and are primarily related to, the production of insurance premiums, including: commissions paid on reinsurance assumed, salaries and related costs of underwriting and marketing personnel, rating agency fees, premium taxes and certain other underwriting expenses, partially offset by commission income on premiums ceded to reinsurers. Acquisition costs are deferred and amortized over the period in which the related premiums are earned for each underwriting year. The amortization of deferred policy acquisition costs is adjusted regularly based on the expected timing of both upfront and installment-based premiums. The estimation of installment-based premiums requires considerable judgment and different assumptions could produce different results.

As noted under “Reserve for Losses” above, the FASB is considering the accounting model used by the financial guaranty industry for deferred policy acquisition costs.

Recent Accounting Pronouncements

In March 2004, the FASB Emerging Issues Task Force (“EITF”) reached a consensus regarding EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The consensus provides guidance for evaluating whether an investment is other-than-temporarily impaired and was effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004.

However, the guidance contained in paragraphs 10-20 of this Issue has been delayed by FASB Staff Position (“FSP”) EITF Issue 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” posted September 30, 2004. The delay of the effective date for paragraphs 10-20 will be superseded concurrent with the final issuance of proposed FSP EITF Issue 03-1-a, “Implication Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The proposed FSP would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment. The disclosures continue to be effective for our condensed consolidated financial statements for fiscal years ending after December 15, 2003, for investments accounted for under SFAS No. 115 and No. 124. For all other investments within the scope of this Issue, the disclosures continue to be effective for fiscal years ending after June 15, 2004. The additional disclosures for cost method investments continue to be effective for fiscal years ending after June 15, 2004.

The FASB ratified EITF Issue 04-08 “The Effects of Contingently Convertible Instruments on Diluted Earnings per Share,” which requires that contingently convertible debt be included in calculating diluted earnings per share regardless of whether the contingent feature has been met. Our convertible debt outstanding of $219.3 million at June 30, 2005, is contingently convertible. The effective date was for reporting periods after December 15, 2004. At June 30, 2005, diluted earnings per share included the impact of shares that were subject to issuance upon conversion of our contingently convertible debt and prior period earnings per share amounts presented for comparative purposes have been restated to comply with the requirements.

In December 2004, the FASB issued Statement 123 (revised 2004) (“SFAS No. 123R”) that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. The compensation costs, with limited exceptions, will be measured based on the grant-date fair value of the equity or liability instrument issued. Liability awards will be required to be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123R replaces SFAS No. 123 and supersedes APB 25. This statement is effective beginning with the first quarter of a registrant’s fiscal year that begins after June 15, 2005 (the quarter ending March 31, 2006 for us) and applies to all awards granted after the effective date. It is our intention to use the modified prospective method in implementing SFAS No. 123R, which requires the reporting of the cumulative effect of applying this statement as of that date. Management is in the process of reviewing this Statement and assessing the impact it will have on our financial statements.

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections,” a replacement for Accounting Principles Board (“APB”) Opinion No. 20 and FASB Statement No. 3. Statement No. 154 changes the requirements for the accounting and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle, as well as to changes required by an accounting pronouncement that does not include specific transition provisions. Statement No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In July 2005, the FASB issued an exposure draft on a proposed interpretation of SFAS No. 109, “Accounting for Income Taxes.” This exposure draft is designed to end the diverse accounting methods used for accounting for uncertain tax positions. The proposed model is a benefit recognition model and stipulates that a benefit from a tax position should only be recorded when it is probable. The benefit should be recorded at management’s best estimate. The proposed interpretation would be effective as of the end of the first annual period after December 15, 2005. Any changes to net assets as a result of applying the proposed interpretation would be recorded as a cumulative effect of a change in accounting principle. Management is in the process of assessing the impact this interpretation will have on its financial statements.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

We manage our investment portfolio in an attempt to achieve safety and liquidity, while seeking to maximize total return. We believe that we can achieve these objectives by active portfolio management and intensive monitoring of investments. Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments. The market risk related to financial instruments primarily relates to the investment portfolio, which exposes us to risks related to interest rates, defaults, prepayments, and declines in equity prices. Interest rate risk is the price sensitivity of a fixed income security to changes in interest rates. We view these potential changes in price within the overall context of asset and liability management. Our analysts estimate the payout pattern of the mortgage insurance loss reserves to determine their duration, which are the weighted average payments expressed in years. We set duration targets for fixed income investment portfolios that we believe mitigate the overall effect of interest rate risk. In April 2004, we entered into interest-rate swaps that, in effect, converted a portion of the fixed-rate long-term debt to a spread over the six-month LIBOR for the remaining term of the debt. At June 30, 2005, the market value and cost of our equity securities were $276.3 million and $206.2 million, respectively. In addition, the market value and cost of our long-term debt at June 30, 2005 were $1.0 billion and $966.7 million, respectively.

ITEM 4.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in ensuring that the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported on a timely basis, and that this information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

There have been no material developments in legal proceedings involving us or our subsidiaries since those reported in our Annual Report on Form 10-K for the year ended December 31, 2004.

We are involved in litigation that has arisen in the normal course of our business. We are contesting the allegations in each such pending action and believe, based on current knowledge and after consultation with counsel, that the outcome of such litigation will not have a material adverse effect on our consolidated financial position and results of operations.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information about repurchases by us (and our affiliated purchasers) during the quarter ended June 30, 2005 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
4/01/2005 to 4/30/2005	248,875	$48.14	248,875	1,375,850
5/01/2005 to 5/31/2005	1,375,850	$46.26	1,375,850	—

Total	1,624,725	$46.55	1,624,725

(1)	On February 15, 2005, we announced that our board of directors had authorized the repurchase of up to 5.0 million shares of our common stock on the open market under a new repurchase plan. Share purchases under this new plan were funded from available working capital and will be made from time to time depending on the market conditions, share price and other factors. We completed our 5.0 million share purchase program in May 2005. We also may began purchasing shares on the open market to meet option exercise obligations, to fund 401(k) matches and purchases under our Employee Stock Purchase Plan, and we may consider future stock repurchase programs.

ITEM 4.	Submission of Matters to a Vote of Security Holders

On May 10, 2005, we held our Annual Meeting of Stockholders. At the meeting, the following proposals were submitted to a vote of our stockholders, with the voting results indicated below.

1)	Election of eleven directors for terms of one year each, to serve until their successors have been duly elected and have qualified.

	For	Withheld
David C. Carney	77,556,140	2,011,465
Howard B. Culang	78,611,356	956,249
Stephen T. Hopkins	78,474,349	1,093,256
Sanford A. Ibrahim	78,023,041	1,544,564
James W. Jennings	77,555,355	2,012,250
Roy J. Kasmar	77,350,591	2,217,014
Ronald W. Moore	77,175,556	2,392,049
Jan Nicholson	78,612,812	954,793
Robert W. Richards	77,036,223	2,531,382
Anthony W. Schweiger	77,420,756	2,146,849
Herbert Wender	77,730,622	1,836,983

2)	To approve the material terms of the Radian Group Inc. Performance Share Plan:

For	Against	Abstain	Broker Non-Votes
72,743,188	850,741	52,583	5,921,093

3)	To ratify the selection of Deloitte & Touche LLP as our independent auditors for the year ending December 31, 2005:

For	Against	Abstain
79,063,298	489,599	14,708

ITEM 6.	Exhibits

Exhibits

Exhibit No.	Exhibit Name
1	Underwriting Agreement, dated as of June 2, 2005, by and among Radian Group Inc. and Bank of America Securities LLC and Bear, Stearns & Co. as representatives of the several underwriters (1)

4.1	Senior Indenture, dated as of June 7, 2005, between Radian Group Inc. and the Trustee (1)

4.2	Officers’ Certificate, dated as of June 7, 2005, including the terms of Radian Group Inc.’s 5.375% Senior Notes due 2015 as Attachment A, and including the form of the Notes as Exhibit A-1 to Attachment A (1)

+*10.1	Form of Restricted Stock Agreement

*10.2	Form of Expense Allocation and Services Agreement between Radian Group Inc. and each of Radian Guaranty Inc., Radian Insurance Inc. and Radian Asset Assurance Inc.

*11	Statement re: Computation of Per Share Earnings

*31	Rule 13a – 14(a) Certifications

*32	Section 1350 Certifications

*	Filed herewith.
+	Management contract, compensatory plan or arrangement.
(1)	Incorporated by reference to our Form 8-K dated June 2, 2005 and filed on June 7, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Radian Group Inc.

Date: August 2, 2005	/s/ C. ROBERT QUINT
C. Robert Quint Executive Vice President and Chief Financial Officer

/s/ JOHN J. CALAMARI
John J. Calamari Senior Vice President and Corporate Controller

EXHIBIT INDEX

Exhibit No.	Exhibit Name
1	Underwriting Agreement, dated as of June 2, 2005, by and among Radian Group Inc. and Bank of America Securities LLC and Bear, Stearns & Co. as representatives of the several underwriters (1)

4.1	Senior Indenture, dated as of June 7, 2005, between Radian Group Inc. and the Trustee (1)

4.2	Officers’ Certificate, dated as of June 7, 2005, including the terms of Radian Group Inc.’s 5.375% Senior Notes due 2015 as Attachment A, and including the form of the Notes as Exhibit A-1 to Attachment A (1)

+*10.1	Form of Restricted Stock Agreement

*10.2	Form of Expense Allocation and Services Agreement between Radian Group Inc. and each of Radian Guaranty Inc., Radian Insurance Inc. and Radian Asset Assurance Inc.

*11	Statement re: Computation of Per Share Earnings

*31	Rule 13a – 14(a) Certifications

*32	Section 1350 Certifications

*	Filed herewith.
+	Management contract, compensatory plan or arrangement.
(1)	Incorporated by reference to our Form 8-K dated June 2, 2005 and filed on June 7, 2005.