Form 10-Q
period 2005-09-30
RADIAN GROUP INC
filed 2005-11-04
CIK 890926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 83,026,879 shares of Common Stock, $0.001 par value, outstanding on October 27, 2005.

Radian Group Inc.

Risk Factors and Forward-Looking Statement Disclaimer

All statements in this report that address events, developments or results that we expect or anticipate may occur in the future are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the U.S. Private Securities Litigation Reform Act of 1995. In most cases, forward-looking statements may be identified by words such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “goal,” “contemplate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue” or the negative or other variations on these words and other similar expressions. These statements are made on the basis of management’s current views and assumptions with respect to future events. The forward-looking statements, as well as our prospects as a whole, are subject to risks and uncertainties, including the following:

•	changes in general financial and political conditions, such as extended national or regional economic recessions, changes in housing values, population trends and changes in household formation patterns, changes in unemployment rates, changes or volatility in interest rates, changes in the way investors perceive the strength of private mortgage insurers or financial guaranty providers, investor concern over the credit quality of municipalities and corporations and specific risks faced by the particular businesses, municipalities or pools of assets covered by our insurance;

•	economic changes in geographic regions where our mortgage insurance or financial guaranty insurance in force is more concentrated;

•	the loss of a customer for whom we write a significant amount of our mortgage insurance or financial guaranty insurance;

•	increased concentration of servicers in the mortgage lending industry making our mortgage insurance business vulnerable to a single servicer’s inability to track, prevent or mitigate delinquencies or defaults with respect to mortgages that we insure;

•	increased severity or frequency of losses associated with certain of our products that are riskier than traditional mortgage insurance or financial guaranty insurance policies, such as:

•	insurance on high loan-to-value, interest-only and adjustable-rate mortgages, insurance on pools of mortgage loans and insurance on non-prime mortgage loans and mortgages on investment properties;

•	credit insurance on non-traditional mortgage-related assets such as home equity loans, second mortgages and manufactured housing;

•	credit enhancement of mortgage-related capital market transactions such as net interest margin securities;

•	guaranties on certain asset-backed transactions and securitizations; and

•	guaranties on corporate and other obligations under credit default swaps and trade credit reinsurance;

•	increased commitment to insure mortgage loans with unacceptable risk profiles through our delegated underwriting program due to a failure by lenders to follow specified underwriting guidelines;

•	adverse changes in persistency rates of our mortgage insurance policies caused by changes in refinancing activity, appreciating or depreciating home values, aging of our insurance policies and changes in the mortgage insurance cancellation requirements of mortgage lenders and investors;

•	reduced ability to recover amounts paid on defaulted mortgages by taking title to a mortgaged property due to a failure of housing values to appreciate;

•	downgrades of, or other ratings actions with respect to, the insurance financial strength ratings assigned by the major rating agencies to any of our rated operating subsidiaries at any time, which actions have occurred in the past;

•

heightened competition for our mortgage insurance business from others such as the Federal Housing Administration (“FHA”) and Veterans Administration or other private mortgage insurers, from alternative products such as “80-10-10” loan structures used by mortgage lenders, from investors using

i

forms of credit enhancement other than mortgage insurance as a partial or complete substitution for private mortgage insurance and from mortgage lenders that demand increased participation in revenue sharing arrangements such as captive reinsurance arrangements;

•	changes in the business practices of Fannie Mae and Freddie Mac, the largest purchasers of mortgage loans that we insure;

•	heightened competition for financial guaranty business from other financial guaranty insurers, from other forms of credit enhancement such as letters of credit, guaranties and credit default swaps provided by foreign and domestic banks and other financial institutions and from alternative structures that permit insurers to securitize assets more cost-effectively without the need for other credit enhancement;

•	the application of existing federal or state consumer, lending, insurance and other applicable laws and regulations, or unfavorable changes in these laws and regulations or the way they are interpreted or applied, including:

•	the possibility of private lawsuits or investigations by state insurance departments, the Department of Housing and Urban Development (“HUD”) and state attorneys general alleging that services offered by the mortgage insurance industry, such as captive reinsurance, pool insurance and contract underwriting, are in violation of the Real Estate Settlement Procedures Act and/or similar state regulations (particularly in light of public reports that some insurance departments are currently reviewing or investigating captive reinsurance practices used in the mortgage insurance industry);

•	changes in the demand for private mortgage insurance caused by legislative and regulatory changes such as increases in the maximum loan amount that the FHA can insure and changes in the demand for financial guaranty insurance caused by changes in laws and regulations affecting the municipal and asset based securities markets; and

•	the outcome of private lawsuits that have been brought against us or that may be brought against us under the Federal Credit Reporting Act (“FCRA”), claiming that we violated FCRA by failing to provide adverse action notices to borrowers whose loans received our private mortgage insurance at a rate higher than our “lowest available rate” based on the borrowers’ credit information;

•	the possibility that we may fail to estimate accurately the likelihood, magnitude and timing of losses in connection with establishing loss reserves for our mortgage insurance or financial guaranty businesses or to estimate accurately the fair value amounts of derivative financial guaranty contracts in determining gains and losses on these contracts (See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies.”);

•	changes in accounting guidance from the SEC or the Financial Accounting Standards Board (“FASB”) regarding income recognition and the treatment of loss reserves in the mortgage insurance or financial guaranty industries;

•	increases in claim frequency as our mortgage insurance policies age;

•	vulnerability to the performance of our strategic investments;

•	international expansion of our mortgage insurance and financial guaranty businesses into new markets and risks associated with our international business activities, such as dependence on foreign regulatory and third-party approvals, interest rate volatility, foreign currency exchange rate fluctuations and the need to successfully develop and market products appropriate to foreign markets; and

•	the loss of executive officers or other key personnel.

You also should refer to the risks discussed in other documents that we file with the SEC, including the risk factors detailed in our Annual Report on Form 10-K for the year ended December 31, 2004 in the section immediately preceding Part I of the report. We caution you not to place undue reliance on these forward-looking statements, which are current only as of the date on which we filed this report. We do not intend to, and we disclaim any duty or obligation to, update or revise any forward-looking statements made in this report to reflect new information or future events or for any other reason.

ii

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Radian Group Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per-share amounts)	September 30 2005	December 31 2004
Assets
Investments
Fixed maturities held to maturity—at amortized cost (fair value $151,183 and $188,063)	$145,781	$178,894
Fixed maturities available for sale—at fair value (amortized cost $4,490,485 and $4,228,896)	4,618,883	4,406,366
Trading securities—at fair value (cost $66,109 and $65,359)	89,966	86,342
Equity securities—at fair value (cost $251,793 and $250,558)	314,736	335,495
Short-term investments	308,206	459,718
Other invested assets	2,841	3,253

Total investments	5,480,413	5,470,068
Cash	27,776	30,680
Investment in affiliates	398,054	393,025
Deferred policy acquisition costs	206,013	211,928
Prepaid federal income taxes	539,973	460,149
Provisional losses recoverable	24,963	38,312
Accrued investment income	57,943	60,268
Accounts and notes receivable	69,627	77,125
Property and equipment, at cost (less accumulated depreciation of $58,961 and $48,215)	58,500	69,337
Other assets	235,035	189,928

Total assets	$7,098,297	$7,000,820

Liabilities and Stockholders’ Equity
Unearned premiums	$838,042	$770,208
Reserve for losses and loss adjustment expenses	792,600	801,012
Long-term debt	747,393	717,640
Deferred federal income taxes	863,859	848,224
Accounts payable and accrued expenses	281,388	174,681

Total liabilities	3,523,282	3,311,765

Commitments and Contingencies (Note 13)
Stockholders’ equity
Common stock: par value $.001 per share; 200,000,000 shares authorized; 97,120,577 and 96,560,912 shares issued in 2005 and 2004, respectively	97	97
Treasury stock: 14,134,698 and 4,280,305 shares in 2005 and 2004, respectively	(669,752)	(176,242)
Additional paid-in capital	1,306,691	1,282,433
Deferred compensation	(2,038)	—
Retained earnings	2,810,853	2,397,626
Accumulated other comprehensive income	129,164	185,141

Total stockholders’ equity	3,575,015	3,689,055

Total liabilities and stockholders’ equity	$7,098,297	$7,000,820

See notes to unaudited condensed consolidated financial statements.

Radian Group Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands, except per-share amounts)	2005	2004	2005	2004
Revenues:
Premiums written:
Direct	$300,954	$265,881	$846,037	$828,613
Assumed	35,651	38,734	51,849	30,381
Ceded	(22,697)	(22,085)	(69,920)	(63,767)

Net premiums written	313,908	282,530	827,966	795,227
Increase in unearned premiums	(48,272)	(18,482)	(71,327)	(28,510)

Net premiums earned	265,636	264,048	756,639	766,717
Net investment income	53,253	51,086	154,119	151,670
Gains on sales of investments	5,194	8,993	25,443	40,956
Change in fair value of derivative instruments	53,274	(2,083)	45,301	2,576
Other income	5,265	7,200	18,008	22,996

Total revenues	382,622	329,244	999,510	984,915

Expenses:
Provision for losses	92,441	114,125	285,768	345,452
Policy acquisition costs	27,927	35,903	88,355	89,558
Other operating expenses	58,931	47,659	163,019	153,242
Interest expense	12,167	7,996	31,103	26,014

Total expenses	191,466	205,683	568,245	614,266

Equity in net income of affiliates	46,772	45,926	161,946	130,580

Pretax income	237,928	169,487	593,211	501,229
Provision for income taxes	75,371	47,316	174,818	138,545

Net income	$162,557	$122,171	$418,393	$362,684

Basic net income per share	$1.92	$1.32	$4.84	$3.88

Diluted net income per share	$1.88	$1.27	$4.65	$3.72

Average number of common shares outstanding—basic	84,567	92,384	86,507	93,416

Average number of common and common equivalent shares outstanding—diluted	86,693	97,197	90,356	98,266

Dividends per share	$.02	$.02	$.06	$.06

See notes to unaudited condensed consolidated financial statements.

Radian Group Inc.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY

(UNAUDITED)

						Accumulated Other Comprehensive Income (Loss)
(in thousands)	Common Stock	Treasury Stock	Additional Paid-in Capital	Deferred Compensation	Retained Earnings	Foreign Currency Translation Adjustment	Unrealized Holding Gains (Losses)	Total
Balance, January 1, 2005	$97	$(176,242)	$1,282,433	$—	$2,397,626	$14,397	$170,744	$3,689,055
Comprehensive income:
Net income	—	—	—	—	418,393	—	—	418,393
Unrealized foreign currency translation adjustment, net of tax of $5,330	—	—	—	—	—	(9,898)	—	(9,898)
Unrealized holding losses arising during the period, net of tax benefit of $15,907	—	—	—	—	—	—	(29,541)
Less: Reclassification adjustment for net gains included in net income, net of tax of $8,905	—	—	—	—	—	—	(16,538)

Net unrealized loss on investments, net of tax benefit of $24,812	—	—	—	—	—	—	(46,079)	(46,079)

Comprehensive income	—	—	—	—	—	—	—	362,416
Issuance of common stock under incentive plans	—	—	26,333	—	—	—	—	26,333
Issuance of restricted stock	—	—	—	(2,323)	—	—	—	(2,323)
Amortization of restricted stock	—	—	—	285	—	—	—	285
Treasury stock purchased, net	—	(493,510)	—	—	—	—	—	(493,510)
Dividends paid	—	—	—	—	(5,166)	—	—	(5,166)
Warrants repurchased by affiliate	—	—	(2,075)	—	—	—	—	(2,075)

Balance, September 30, 2005	$97	$(669,752)	$1,306,691	$(2,038)	$2,810,853	$4,499	$124,665	$3,575,015

See notes to unaudited condensed consolidated financial statements.

Radian Group Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30
(in thousands)	2005	2004
Cash flows from operating activities	$445,041	$283,711

Cash flows from investing activities:
Proceeds from sales of fixed-maturity investments available for sale	343,760	840,076
Proceeds from sales of equity securities available for sale	64,325	213,237
Proceeds from redemptions of fixed-maturity investments available for sale	227,939	160,558
Proceeds from redemptions of fixed-maturity investments held to maturity	39,483	85,897
Purchases of fixed-maturity investments available for sale	(777,189)	(1,295,174)
Purchases of equity securities available for sale	(64,075)	(184,418)
Sales (purchases) of short-term investments, net	151,513	(16,989)
Sales of other invested assets	1,376	3,215
Purchases of property and equipment	(6,101)	(14,694)
Investments in affiliates	—	(5,501)
Proceeds from sales of investment in affiliates	15,652	2,229
Other	1,142	(1,035)

Net cash used in investing activities	(2,175)	(212,599)

Cash flows from financing activities:
Proceeds from issuance of common stock under incentive plans	26,333	13,415
Issuance of long-term debt	249,555	—
Debt issuance costs	(2,168)	—
Redemption of long-term debt	(220,000)	—
Purchase of treasury stock, net	(493,510)	(115,678)
Dividends paid	(5,166)	(5,832)

Net cash used by financing activities	(444,956)	(108,095)

Effect of exchange rate changes on cash	(814)	—
Decrease in cash	(2,904)	(36,983)
Cash, beginning of period	30,680	67,169

Cash, end of period	$27,776	$30,186

Supplemental disclosures of cash flow information:
Income taxes paid	$175,685	$120,518

Interest paid	$29,451	$29,082

See notes to unaudited condensed consolidated financial statements.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1—Condensed Consolidated Financial Statements—Basis of Presentation

Our condensed consolidated financial statements include the accounts of Radian Group Inc. and its subsidiaries, including its principal mortgage guaranty operating subsidiaries, Radian Guaranty Inc. (“Radian Guaranty”), Amerin Guaranty Corporation (“Amerin Guaranty”) and Radian Insurance Inc. (“Radian Insurance”), and its principal financial guaranty operating subsidiaries, Radian Asset Assurance Inc. (“Radian Asset Assurance,” which includes Radian Reinsurance Inc. (“Radian Reinsurance”), which was merged into Radian Asset Assurance effective June 1, 2004) and Radian Asset Assurance Limited (“RAAL”). We refer to Radian Group Inc. together with its consolidated subsidiaries as “we,” “us” or “our,” unless the context requires otherwise. We generally refer to Radian Group Inc. alone, without its consolidated subsidiaries, as the “parent company.” We also have a 46.0% interest in Credit-Based Asset Servicing and Securitization LLC (“C-BASS”) and a 34.58% interest in Sherman Financial Group LLC (“Sherman”), each of which are active credit-based asset businesses.

On June 24, 2005, we entered into agreements to restructure our ownership interest in Sherman. Before the restructuring, Sherman was owned 41.5% by us, 41.5% by Mortgage Guaranty Insurance Corporation (“MGIC”) and 17% by an entity controlled by Sherman’s management team. As part of the restructuring, we and MGIC each agreed to sell a 6.92% interest in Sherman to a new entity controlled by Sherman’s management team, thereby reducing our ownership interest and MGIC’s ownership interest to 34.58% for each of us. In return, the new entity controlled by Sherman’s management team paid approximately $15.65 million (which is the approximate book value of the ownership interest plus an additional $1 million) to us and the same amount to MGIC. This restructuring received regulatory approval in August 2005, and our ownership interest was reduced to 34.58%, retroactive to May 1, 2005. Effective June 15, 2005, Sherman’s employees were transferred to the new entity controlled by Sherman’s management team, and this entity agreed to provide management services to Sherman.

As part of the restructuring, Sherman’s management team also agreed to reduce significantly its maximum incentive payout under its annual incentive plan for periods beginning on or after May 1, 2005. This has resulted in Sherman’s net income now being greater than it would have been without a reduction in the maximum incentive payout. Following the restructuring, we expect that our and MGIC’s share of Sherman’s net income will be similar to our respective shares before the restructuring because, although our percentage interest in Sherman is now smaller than it was before the restructuring, Sherman’s net income will be greater than it would have been if the restructuring had not occurred.

In connection with the restructuring, we and MGIC each also paid $1 million for the right to purchase, on July 7, 2006, a 6.92% interest in Sherman from an entity controlled by Sherman’s management team for a price intended to approximate current fair market value. If either we or MGIC exercise our purchase right but the other fails to exercise its purchase right, the exercising party also may exercise the purchase right of the non-exercising party. Radian and MGIC’s representation on Sherman’s Board of Managers will not change regardless of which party or parties exercise the purchase right.

In September 2004, Primus Guaranty, Ltd. (“Primus”), a Bermuda holding company and parent to Primus Financial Products, LLC, issued common stock in an initial public offering of its common shares. We owned an approximate 15% interest in Primus before the offering, and sold 177,556 shares of our Primus common stock in the offering, receiving approximately $2.2 million and recording a gain of $1.0 million. In September 2005, we sold an additional 660,000 shares of Primus common stock pursuant to Securities Act Rule 144. We now own 4,084,506 shares of Primus or approximately 9.5% of the Primus common shares outstanding. Our investment in Primus, which previously had been included in investment in affiliates on our condensed consolidated balance sheets, was reclassified to the equity securities available for sale category of investments beginning with the third

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

quarter of 2004. Also beginning with the third quarter of 2004, we no longer report earnings or loss from Primus as equity in earnings of affiliates. All changes in the fair value of the Primus common stock are recorded as accumulated other comprehensive income. We believe this treatment and presentation is appropriate because, after the public offering, we no longer had significant influence over Primus disproportionate to our percentage of equity ownership.

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

Basic net income per share is based on the weighted average number of common shares outstanding, while diluted net income per share is based on the weighted average number of common shares outstanding and common share equivalents that would be issuable upon the exercise of stock options, the vesting of restricted stock and the conversion of our senior convertible debentures. We redeemed all of the principal amount outstanding of our senior convertible debentures on August 1, 2005, as discussed in Note 8.

We classify items of other comprehensive income by their nature and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital in the stockholders’ equity section of the condensed consolidated balance sheets. Amounts categorized as other comprehensive income represent (1) net unrealized gains or losses on investment securities available for sale, net of income taxes, and (2) unrealized foreign currency translation adjustments, net of income taxes. Total other comprehensive income for the three months ended September 30, 2005 and 2004 amounted to $122.4 million and $211.4 million, respectively. Total other comprehensive income for the nine months ended September 30, 2005 and 2004 amounted to $362.4 million and $365.9 million, respectively. See Note 4.

The current period presentation includes changes from the prior period presentation that are consistent with clarification of GAAP rules regarding presentation in the statement of cash flows. In particular, the prior period presentation of the cash flows from investing activities section of the condensed consolidated statements of cash flows has been conformed to the current period presentation by reclassifying distributions from equity affiliates of $82.3 million into the cash flows from operating activities section. This reclassification affects the presentation of the condensed consolidated statements of cash flows, but does not affect the change in cash balance for the period. The current period distributions from equity affiliates of $137.7 million include $69.1 million of distributions for the six month period ended June 30, 2005 and $60.4 million for the three month period ended March 31, 2005. Certain other prior period balances may have been reclassified to conform to the current period presentation.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

2—Derivative Instruments and Hedging Activities

We account for derivatives under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted. In general, SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their respective fair values. All derivative instruments are recognized in our condensed consolidated balance sheets as either assets or liabilities depending on the rights or obligations under the contracts. Transactions that we have entered into that are accounted for under SFAS No. 133 include investments in fixed-maturity securities, interest rate swaps, forward foreign currency contracts, selling credit protection in the form of credit default swaps and certain mortgage insurance and financial guaranty contracts that are considered credit default swaps. Credit default swaps and certain mortgage insurance and financial guaranty contracts that are accounted for under SFAS No. 133 are part of our overall business strategy of offering mortgage insurance and financial guaranty protection to our customers. Settlements of derivatives contracts include payments for defaults and recoveries of previous default payments. On a limited basis, we engage in early termination settlements to mitigate counterparty exposure and to provide additional capacity to our customers.

The interest rate swaps that we have entered into qualify as hedges and are accounted for as fair value hedges. The embedded equity derivatives contained within our investments in fixed-maturity securities, the forward foreign currency contracts and credit protection in the form of credit default swaps do not qualify as hedges under SFAS No. 133, so changes in their fair value are included in current earnings in our condensed consolidated statements of income. Net unrealized gains and losses on credit default swaps and certain other financial guaranty contracts are included in assets or liabilities, as appropriate, on our condensed consolidated balance sheets. We do not recognize a reserve for losses on derivative financial guaranty contracts. Any equivalent reserve would be embedded in the unrealized gains and losses. Settlements under derivative financial guaranty contracts are charged to assets or liabilities, as appropriate, on the condensed consolidated balance sheets.

During the first nine months of 2005, we received $6.2 million as recoveries of previous default payments. During 2004, we received $4.0 million of recoveries of previous default payments on derivative financial guaranty contracts and paid $18.6 million for default payments. We did not pay any amounts for default payments during 2005.

SFAS No. 133 requires that we split the convertible fixed-maturity securities in our investment portfolio into their derivative and fixed-maturity security components. Over the term of the securities, changes in the fair value of fixed-maturity securities available for sale are recorded in our condensed consolidated statement of changes in common stockholders’ equity through accumulated other comprehensive income or loss. Concurrently, a deferred tax liability or benefit is recognized as the recorded value of the fixed-maturity security increases or decreases. A change in the fair value of the derivative component is recorded as a gain or loss in our condensed consolidated statements of income.

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

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

A summary of our derivative information, as of and for the periods indicated, is as follows:

Balance Sheet (in millions)	September 30 2005	December 31 2004	September 30 2004
Trading Securities
Amortized cost	$66.1	$65.4	$51.6
Fair value	90.0	86.3	48.9

Derivative financial guaranty contracts
Notional value	$19,550.0	$12,500.0	$12,000.0

Gross unrealized gains	$85.3	$74.9	$75.1
Gross unrealized losses	24.3	49.6	68.9

Net unrealized gains	$61.0	$25.3	$6.2

The components of the change in fair value of derivative instruments are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
Statements of Income (in millions)	2005	2004	2005	2004
Trading Securities	$11.4	$(11.3)	$2.4	$(6.1)
Gain on termination of Treasury rate lock	—	—	1.0	—
Derivative financial guaranty contracts	41.9	9.2	41.9	8.7

Net gains (losses)	$53.3	$(2.1)	$45.3	$2.6

The following table presents information at September 30, 2005 and December 31, 2004 related to net unrealized gains or losses on derivative financial guaranty contracts (included in other assets or accounts payable and accrued expenses on our condensed consolidated balance sheets).

	September 30 2005	December 31 2004
	(in millions)
Balance at January 1	$25.3	$(16.1)
Net unrealized gains recorded	41.9	29.7

Settlements of derivatives contracts
Defaults
Recoveries	(6.2)	(4.0)
Payments	—	18.6
Early termination receipts	—	(2.9)

Balance at end of period	$61.0	$25.3

The application of SFAS No. 133, as amended, could result in volatility from period to period in gains and losses as reported on our condensed consolidated statements of income. These gains and losses result primarily from changes in corporate credit spreads, changes in the creditworthiness of underlying corporate entities, and the equity performance of the entities’ underlying convertible investments. Any incurred gains or losses on such contracts would be recognized as a change in the fair value of derivatives. We are unable to predict the affect this volatility may have on our financial position or results of operations.

In accordance with our risk management policies, we enter into derivative instruments to hedge the interest rate risk related to the issuance of certain series of our long-term debt. As of September 30, 2005, we were a

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

party to two interest rate swap contracts relating to our 5.625% unsecured senior notes. These interest rate swaps are designed as fair value hedges that hedge the change in fair value of our long-term debt arising from interest rate movements. During 2005 and 2004, the fair value hedges were 100% effective. Therefore, the changes in fair value of derivative instruments in our condensed consolidated statements of income were offset by the change in the fair value of the hedged debt. These interest rate swap contracts mature in February 2013. Terms of the interest rate swap contracts at September 30, 2005 were as follows (dollars in thousands):

Notional amount	$250,000
Rate received—Fixed	5.625%
Rate paid—Floating (a)	4.904%
Maturity date	February 15, 2013
Unrealized gain	$642

(a)	The September 30, 2005 six-month London Interbank Offered Rate (“LIBOR”) forward rate at the next swap payment date plus 87.4 basis points.

In October 2004, we entered into transactions to lock in treasury rates that would have served as a hedge if we had issued long-term debt. The notional value of the hedges was $120 million at a blended rate of 4.075%. At December 31, 2004, we had recorded a $1.5 million unrealized gain on the hedges. In January 2005, we discontinued the hedge arrangements and received payments from our counterparties. We realized a gain of $1.0 million at termination in 2005.

3—Accounting for Stock-Based Compensation

We report stock-based compensation in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and directors and encourages, but does not require, the recognition of compensation expense for the fair value of stock options and other equity instruments granted as compensation to employees and directors. We have chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of our stock at the date of the grant over the amount an employee must pay to acquire the stock. To date, there have been no options issued with an exercise price that was less than the market price at the date of issuance.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement 123 (revised) (“SFAS No. 123R”) that will require compensation costs related to share-based payment transactions to be recognized in an issuer’s financial statements. The compensation costs, with limited exceptions, will be measured based on the grant-date fair value of the equity or liability instrument issued. In October 2005, the FASB issued Staff Position No. FAS 123(R)-2 “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R),” to provide guidance on the application of the term “grant date” in SFAS No. 123R. In accordance with this staff position, which is to be applied upon our initial adoption of SFAS No. 123R, the grant date of an award shall be the date the award is approved by our board of directors if, at such time, (1) the recipient of the award does not have the ability to negotiate the key terms and conditions of the award and (2) the key terms of the award are expected to be communicated to the recipients within a relatively short time period after the date of approval.

Under SFAS No. 123R, liability awards will be required to be re-measured each reporting period. Compensation cost will be recognized over the periods that an employee provides service in exchange for the

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

award. SFAS No. 123R replaces SFAS No. 123 and supersedes APB 25. This statement is effective beginning with the first quarter of an issuer’s fiscal year that begins after June 15, 2005 (the quarter ending March 31, 2006 for us) and applies to all awards granted after the effective date. It is our intention to use the modified prospective method in implementing SFAS No. 123R, which requires the reporting of the cumulative effect of applying this statement as of that date. We are in the process of reviewing this pronouncement and assessing the impact it will have on our financial statements.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts).

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Net income, as reported	$162,557	$122,171	$418,393	$362,684
Add: Stock-based employee compensation expense included in reported net income, net of tax	657	(70)	2,219	1,073
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	2,707	2,174	8,079	6,402

Pro forma net income	$160,507	$119,927	$412,533	$357,355

Pro forma net income available to common stockholders	$160,774	$120,732	$414,404	$359,768

Earnings per share
Basic—as reported	$1.92	$1.32	$4.84	$3.88

Basic—pro forma	$1.90	$1.30	$4.77	$3.83

Diluted—as reported	$1.88	$1.27	$4.65	$3.72

Diluted—pro forma	$1.85	$1.24	$4.59	$3.66

The Radian Group Inc. Equity Compensation Plan (the “Plan”) provides for the grant of restricted stock to selected key employees of the parent company and its affiliates. We granted under the Plan, 40,000 shares of restricted stock in May 2005 and an additional 10,000 shares of restricted stock in July 2005, in each case vesting over three years. Deferred compensation was recorded based on the market price at the date of grant. Compensation expense on the restricted stock is recognized over the vesting period of the shares.

4—Comprehensive income

Our total comprehensive income, as calculated per SFAS No. 130, “Reporting Comprehensive Income,” was as follows (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Net income	$162,557	$122,171	$418,393	$362,684
Other comprehensive income (net of tax):
Net unrealized (losses) gains on investments	(39,509)	89,681	(46,079)	3,382
Unrealized foreign currency translation adjustment	(609)	(492)	(9,898)	(211)

Comprehensive income	$122,439	$211,360	$362,416	$365,855

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

At September 30, 2005, accumulated other comprehensive income of $129.2 million included $46.1 million of net unrealized losses on investments and $9.9 million related to foreign currency translation adjustments. At December 31, 2004, accumulated other comprehensive income of $185.1 million included $35.9 million of net unrealized gains on investments and $9.1 million related to unrealized foreign currency translation adjustments.

5—Investments

We are required to group assets in our investment portfolio into three categories: held to maturity, available for sale or trading securities. Fixed-maturity securities for which we have the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. Investments classified as available for sale are reported at fair value, with unrealized gains and losses (net of tax) reported as a separate component of stockholders’ equity as accumulated other comprehensive income. Investments classified as trading securities are reported at fair value, with unrealized gains and losses (net of tax) reported as a separate component of income. For securities classified as either available for sale or held to maturity, we conduct a quarterly evaluation of declines in market value of the investment portfolio asset basis to determine whether the decline is other-than-temporary. This evaluation includes a review of (1) the length of time and extent to which fair value is below amortized cost, (2) the issuer financial condition and (3) our intent and ability to retain our investment over a period of time to allow recovery in fair value. We use a 20% decline in price over four continuous quarters as a guide in identifying those securities that should be evaluated for impairment. For securities that have experienced rapid price declines or unrealized losses of less than 20% over periods in excess of four consecutive quarters, classification as other-than-temporary is considered. Factors influencing this consideration include an analysis of the security issuer’s financial performance and financial condition and general economic conditions.

If the decline in fair value is judged to be other-than-temporary, the cost basis of the individual security is written down to fair value through earnings as a realized loss and the fair value becomes the new basis. At September 30, 2005 and 2004, there were no investments held in the portfolio that met these criteria. Realized gains and losses are determined on a specific identification method and are included in income. Other invested assets consist of residential mortgage-backed securities and forward foreign currency contracts and are carried at fair value.

In March 2004, the FASB Emerging Issues Task Force (“EITF”) reached a consensus regarding EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The consensus provides guidance for recognizing other-than-temporary impairments on several types of investments, including debt securities classified as held to maturity and available for sale under SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities.”

At September 30, 2005, fixed-maturity investments available for sale had gross unrealized losses of $24.5 million. At September 30, 2005, equity securities available for sale had gross unrealized losses of $2.0 million. The length of time that those securities in an unrealized loss position at September 30, 2005 have been in an unrealized loss position, as measured by their September 30, 2005 fair values, was as follows:

(Dollar amounts in millions)	Number of Securities	Fair Value	Amortized Cost	Unrealized Loss
Less than 6 months	360	$727.5	$738.2	$10.7
6 to 9 months	163	164.3	168.7	4.4
9 to 12 months	41	41.4	43.5	2.1
More than 12 months	100	139.2	147.6	8.4

Subtotal	664	1,072.4	1,098.0	25.6
U.S. Treasury and Agency securities	17	78.4	79.3	0.9

Total	681	$1,150.8	$1,177.3	$26.5

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Of the 100 securities that have been in an unrealized loss position for more than 12 months, none has an unrealized loss of more than 20% of that security’s amortized cost and, in our judgment, none of the losses required recognition as other-than-temporary.

The contractual maturity of securities in an unrealized loss position at September 30, 2005 was as follows:

(Dollar amounts in millions)	Fair Value	Amortized Cost	Unrealized Loss
2005	$1.2	$1.2	$—
2006 – 2009	139.0	140.6	1.6
2010 – 2014	161.0	167.2	6.2
2015 and later	599.6	610.9	11.3
Mortgage-backed and other asset-backed securities	203.4	207.6	4.2
Redeemable preferred stock	28.7	29.9	1.2

Subtotal	1,132.9	1,157.4	24.5
Equity Securities	17.9	19.9	2.0

Total	$1,150.8	$1,177.3	$26.5

6—Segment Reporting

We have three reportable segments: mortgage insurance, financial guaranty and financial services. The mortgage insurance segment provides credit-related insurance coverage, primarily through private mortgage insurance, and risk management services to mortgage lending institutions located throughout the United States and globally. Private mortgage insurance primarily protects lenders from all or part of default-related losses on residential first-mortgage loans made primarily to homebuyers who make down payments of less than 20% of the home’s purchase price. Private mortgage insurance also facilitates the sale of these mortgages in the secondary market. The financial guaranty segment provides credit-related insurance coverage, credit default swaps and certain other financial guaranty contracts to meet the needs of customers in a wide variety of domestic and international markets. Our insurance businesses within the financial guaranty segment include the assumption of reinsurance from monoline financial guaranty insurers for both public finance bonds and structured finance obligations, direct financial guaranty insurance for public finance bonds and structured finance obligations, and trade credit reinsurance. We recently decided to exit the trade credit reinsurance business. We expect that our existing trade credit reinsurance business, including claims paid, will take several years to run-off, although the bulk of the remaining premiums will be earned over the next two years. The financial services segment consists of our equity interest in C-BASS and Sherman, which primarily perform credit-based servicing and securitization of assets in underserved markets. In particular, C-BASS and Sherman purchase, service and securitize special assets, including sub-performing/non-performing mortgages and delinquent consumer assets. In addition, until the discontinuance of our RadianExpress operations during the first quarter of 2004 and final processing of all remaining transactions, the financial services segment included the results of RadianExpress, an Internet-based settlement company that provided real estate information products and services to the first- and second-lien mortgage industry.

Our reportable segments are strategic business units that are managed separately because each business requires different marketing and sales expertise. We allocate corporate income and expenses to each of the segments. For the quarters ended September 30, 2005 and 2004, our revenue attributable to foreign countries was approximately 5.1% and 6.6%, respectively. For the nine months ended September 30, 2005 and 2004, our revenue attributed to foreign countries was approximately 7.1% and 7.2%, respectively. In October 2005, we announced that we would be exiting the trade credit reinsurance business. Because a significant amount of our

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

trade credit reinsurance business is written internationally, we anticipate that international revenues from the trade credit reinsurance business will decline over this period as existing business runs off and new business is not originated. In addition, long-lived assets located in foreign countries were immaterial for the periods presented.

In the mortgage insurance segment, the highest state concentration of risk in force at September 30, 2005 was California at 9.8% of our total risk in force, compared to 12.1% at September 30, 2004. At September 30, 2005, California also accounted for 10.7% of the mortgage insurance segment’s total direct primary insurance in force, compared to 12.3% at September 30, 2004, and 12.1% of the mortgage insurance segment’s total direct pool risk in force, compared to 14.0% at September 30, 2004. California accounted for 14.0% of the mortgage insurance segment’s direct primary new insurance written in the first nine months of 2005, compared to 13.6% in the first nine months of 2004. Our percentage of risk in California has been decreasing due to a high cancellation rate, which we have been experiencing on all mortgage insurance business, compared to new business written.

The largest single customer of the mortgage insurance segment (including branches and affiliates of such customer), measured by new insurance written, accounted for 13.5% of new insurance written in the first nine months of 2005, compared to 10.4% in the first nine months of 2004. No other primary insurer accounted for more than 10% of the mortgage insurance segment’s new insurance written during these periods. The amount of new business written in 2005 includes several structured transactions originated in the second and third quarters of 2005 composed of prime and non-prime mortgage loans originated throughout the United States.

The financial guaranty segment derives a substantial portion of its premiums written from a small number of direct primary insurers. During the first nine months of 2005 and 2004, two primary insurers accounted for approximately $42.8 million and $60.0 million, respectively, of the financial guaranty segment’s gross written premiums. No other primary insurer accounted for more than 10% of the financial guaranty segment’s gross written premiums during these periods. Gross written premiums and net written premiums are not materially different because we do not cede a material amount of business to reinsurers.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

We evaluate operating segment performance based primarily on net income. Summarized financial information concerning our operating segments, as of and for the periods indicated, is presented in the following tables:

	Three Months Ended September 30		Nine Months Ended September 30
Mortgage Insurance (in thousands)	2005	2004	2005	2004
Net premiums written	$235,790	$209,085	$672,298	$651,213

Net premiums earned	$208,902	$205,313	$597,031	$611,916
Net investment income	30,122	29,391	87,016	87,607
Gains on sales of investments	4,185	6,359	17,957	34,582
Change in fair value of derivative instruments	11,675	(7,035)	6,941	(3,821)
Other income	4,353	5,381	14,624	16,601

Total revenues	259,237	239,409	723,569	746,885

Provision for losses	81,551	101,000	259,703	300,162
Policy acquisition costs	14,742	22,538	48,626	56,757
Other operating expenses	38,295	31,817	107,445	106,015
Interest expense	6,790	4,694	17,541	15,106

Total expenses	141,378	160,049	433,315	478,040

Equity in net income of affiliates	—	—	—	—

Pretax income	117,859	79,360	290,254	268,845
Provision for income taxes	36,528	21,212	83,350	73,510

Net income	$81,331	$58,148	$206,904	$195,335

Total assets	$4,152,704	$4,003,276
Deferred policy acquisition costs	67,327	72,076
Reserve for losses and loss adjustment expenses	580,964	533,060
Unearned premiums	216,603	129,873
Stockholders’ equity	1,963,433	1,958,326

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

	Three Months Ended September 30		Nine Months Ended September 30
Financial Guaranty (in thousands)	2005	2004	2005	2004
Net premiums written (1)	$78,118	$73,445	$155,668	$144,014

Net premiums earned	$56,734	$58,735	$159,608	$154,801
Net investment income	23,069	21,687	67,015	63,981
Gains on sales of investments	3,849	2,570	9,449	3,711
Change in fair value of derivative instruments	41,617	5,097	38,569	6,507
Other income	287	381	870	1,235

Total revenues	125,556	88,470	275,511	230,235

Provision for losses	10,890	13,125	26,065	45,290
Policy acquisition costs	13,185	13,365	39,729	32,801
Other operating expenses	18,683	13,658	48,467	36,728
Interest expense	4,282	2,743	10,854	9,039

Total expenses	47,040	42,891	125,115	123,858

Equity in net income of affiliates	(374)	2,033	(361)	1,400

Pretax income	78,142	47,612	150,035	107,777
Provision for income taxes	24,168	11,225	37,945	21,424

Net income	$53,974	$36,387	$112,090	$86,353

Total assets	$2,534,678	$2,368,672
Deferred policy acquisition costs	138,686	135,377
Reserve for losses and loss adjustment expenses	211,636	243,843
Unearned premiums	621,439	612,818
Stockholders’ equity	1,311,582	1,240,978

(1)	With the exception of trade credit reinsurance products, net premiums written in our financial guaranty reinsurance business are recorded using actual information received from cedants on a one-month lag basis. Accordingly, the net premiums written for any given period exclude those from the last month of that period and include those from the last month of the immediately preceding period. The use of information from cedants does not require us to make significant judgments or assumptions because historic collection rates and counterparty strength make collection of all assumed premiums highly likely. Net premiums written for the three month periods ended September 30, 2005 and 2004 include $9.2 million and $14.4 million, respectively, of assumed premiums related to trade credit reinsurance products. For the nine months ended September 30, 2005 and 2004, these amounts were $29.1 million and $48.0 million, respectively. Included in these amounts are estimates based on quarterly projections provided by ceding companies. Over the life of the reinsured business, these projections are replaced with actual results and, historically, the difference between the projections and actual results has not been material. Accordingly, we do not record any related provision for doubtful accounts with respect to our trade credit reinsurance products.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

	Three Months Ended September 30		Nine Months Ended September 30
Financial Services (in thousands)	2005	2004	2005	2004
Net premiums written	$—	$—	$—	$—

Net premiums earned	$—	$—	$—	$—
Net investment income	62	8	88	82
(Losses) gains on sales of investments	(2,840)	64	(1,963)	2,663
Change in fair value of derivative instruments	(18)	(145)	(209)	(110)
Other income	625	1,438	2,514	5,160

Total revenues	(2,171)	1,365	430	7,795

Provision for losses	—	—	—	—
Policy acquisition costs	—	—	—	—
Other operating expenses	1,953	2,184	7,107	10,499
Interest expense	1,095	559	2,708	1,869

Total expenses	3,048	2,743	9,815	12,368

Equity in net income of affiliates	47,146	43,893	162,307	129,180

Pretax income	41,927	42,515	152,922	124,607
Provision for income taxes	14,675	14,879	53,523	43,611

Net income	$27,252	$27,636	$99,399	$80,996

Total assets	$410,915	$328,072
Deferred policy acquisition costs	—	—
Reserve for losses and loss adjustment expenses	—	—
Unearned premiums	—	—
Stockholders’ equity	300,000	284,300

A reconciliation of segment net income to consolidated net income is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
Consolidated (in thousands)	2005	2004	2005	2004
Net income:
Mortgage Insurance	$81,331	$58,148	$206,904	$195,335
Financial Guaranty	53,974	36,387	112,090	86,353
Financial Services	27,252	27,636	99,399	80,996

Total	$162,557	$122,171	$418,393	$362,684

On April 27, 2005, Fitch Ratings (“Fitch”) affirmed the “AA” insurance financial strength rating of Radian Asset Assurance and RAAL, a subsidiary of Radian Asset Assurance that is authorized to conduct insurance business in the United Kingdom, but revised its Ratings Outlook for the two entities to Negative from Stable. Fitch’s ratings for the parent company and its other rated subsidiaries are unchanged, and Fitch’s Ratings Outlook for these other entities remains Stable. None of the primary insurance customers of our financial guaranty business have any recapture rights as a result of this ratings action by Fitch.

In May 2004, Moody’s Investor Service (“Moody’s”) provided Radian Asset Assurance with an initial insurer financial strength rating of Aa3. Concurrently, and in anticipation of the merger of Radian Reinsurance

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

with and into Radian Asset Assurance, Moody’s downgraded the insurance financial strength rating of Radian Reinsurance from Aa2 to Aa3. As a result of this downgrade, two of the primary insurer customers of our financial guaranty reinsurance business had the right to recapture previously written business ceded to our financial guaranty reinsurance business. One of these customers agreed, without cost to or concessions by us, to waive its recapture rights. Effective February 28, 2005, the remaining primary insurer customer with recapture rights recaptured approximately $7.4 billion of par in force that it had ceded to us, including $54.7 million of net premiums written, $4.5 million of which already had been treated as earned under GAAP and was required to be recorded as an immediate reduction of net premiums earned at the time of the recapture. Also in connection with the recapture in the first quarter of 2005, we were reimbursed for policy acquisition costs of approximately $17.1 million for which the carrying value under GAAP was $18.8 million. This required us to write off policy acquisition costs of $1.7 million. The aggregate result of the recapture was a reduction in pre-tax income of $6.2 million, or approximately $0.04 per share after tax. The amount of future lost net premiums earned due to this recapture is expected to be approximately $129.7 million, which is made up of the unearned premium balance and the value of future installment premiums. The total approximate reduction in pre-tax income for 2005, including the immediate impact, is expected to be $12.3 million or approximately $0.08 per share after tax. In March 2005, without cost to or concessions by us, the customer that exercised these recapture rights waived all of its remaining recapture rights with respect to the May 2004 downgrade by Moody’s.

In October 2002, Standard & Poor’s Insurance Rating Service (“S&P”) downgraded the insurer financial strength rating of Radian Reinsurance, before its merger with and into Radian Asset Assurance, from AAA to AA. As a result of this downgrade, effective January 31, 2004, one of the primary insurer customers of our financial guaranty reinsurance business exercised its right to recapture approximately $16.4 billion of par in force ceded to our financial guaranty reinsurance business, including $96.4 million of net premiums written with a GAAP carrying value of approximately $71.5 million. The entire impact of this recapture was reflected as a reduction of net premiums written in the first quarter of 2004. Because, in accordance with GAAP, we already had reflected $24.9 million of these recaptured net premiums written as having been earned, we were required to record the entire $24.9 million reduction in net premiums earned in the first quarter of 2004. Also in connection with the recapture in the first quarter of 2004, we were reimbursed for policy acquisition costs of approximately $31.0 million for which the carrying value under GAAP was $21.3 million. In addition, the recapture included approximately $11.5 million that had been recorded as case reserves under GAAP. Finally, we took a charge of $0.8 million for mark-to-market adjustments related to certain insurance policies associated with the recapture. The sum of the above adjustments related to this recapture resulted in an immediate reduction of pre-tax income of $15.9 million. We estimate that the recapture of reinsurance business reduced 2004 pre-tax income by approximately $37.8 million or approximately $0.26 per share after tax, $0.11 per share of which was a result of the immediate impact of the recapture, and the balance was a result of recaptured net premiums written that would have been earned over time and estimated losses. Without cost to or concessions by us, the remaining primary insurer customers with recapture rights agreed not to exercise those rights with respect to the October 2002 downgrade by S&P.

None of the primary insurer customers of our financial guaranty reinsurance business have any remaining recapture rights as a result of prior downgrades of Radian Asset Assurance’s or Radian Reinsurance’s financial strength ratings from any of the three primary ratings agencies.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

7—Investment in Affiliates

We have a 46.0% equity interest in C-BASS and a 34.58% equity interest in Sherman. (See Note 1 for a discussion of recent developments with respect to our interest in Sherman.) The following tables show selected financial information for C-BASS and Sherman and details of our investment in C-BASS and Sherman.

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2005	2004	2005	2004
Investment in Affiliates-Selected Information:
C—BASS
Balance, beginning of period	$332,367	$248,759	$290,073	$226,710
Share of net income for period	20,727	18,095	80,271	72,644
Dividends received	9,750	—	27,000	32,500

Balance, end of period	$343,344	$266,854	$343,344	$266,854

Sherman
Balance, beginning of period	$103,831	$48,709	$101,492	$65,979
Share of net income for period	26,418	25,798	82,036	56,536
Dividends received	58,786	—	110,661	49,800
Sale of equity interest	(18,947)	—	(18,947)	—
Other comprehensive income	797	(914)	1,468	878
Warrant repurchase	—	—	(2,075)	—

Balance, end of period	$53,313	$73,593	$53,313	$73,593

Portfolio Information:
C—BASS
Servicing portfolio	$36,500,000	$22,270,000
Total assets	3,765,804	4,466,115
Sherman
Total assets	$868,957	$444,368

Summary Income Statement:
C—BASS
Income
(Loss) gain on securitization	$(9,142)	$1,643	$22,865	$45,457
Transaction gains	22,545	20,191	89,877	64,605
Servicing and subservicing fees	62,210	38,931	185,423	112,958
Net interest income	51,280	37,025	136,838	109,207
Other income	7,646	7,325	21,073	21,947

Total revenues	134,539	105,115	456,076	354,174

Expenses
Compensation and benefits	38,300	34,288	129,186	109,820
Total other expenses	50,691	31,467	145,566	86,637

Total expenses	88,991	65,755	274,752	196,457

Net income	$45,548	$39,360	$181,324	$157,717

Sherman
Income
Revenues from receivable portfolios—net of amortization	$209,411	$126,422	$558,302	$345,462
Other revenues	15,874	26,113	58,665	47,016

Total revenues	225,285	152,535	616,967	392,478

Expenses
Operating and servicing expenses	104,706	82,927	308,624	231,533
Interest	6,807	3,486	15,796	11,513
Other	41,804	3,958	86,561	13,201

Total expenses	153,317	90,371	410,981	256,247

Net income	$71,968	$62,164	$205,986	$136,231

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

8—Long-Term Debt

On June 7, 2005, we issued $250 million of unsecured senior notes. These notes bear interest at the rate of 5.375% per annum, payable semi-annually on June 15 and December 15, beginning on December 15, 2005. The notes mature on June 15, 2015. We have the option to redeem some or all of the notes at any time with not less than 30 days’ notice at a redemption price equal to the greater of the principal amount of the notes or the sum of the present values of the remaining scheduled payments of principal and interest on the notes to be redeemed. We used a portion of the proceeds from the sale of the notes to redeem at par, on August 1, 2005, all $219.3 million in aggregate principal amount of our outstanding 2.25% Senior Convertible Debentures due 2022. We intend to use the balance of the proceeds for general corporate purposes.

In February 2003, we issued $250 million of unsecured senior notes. These notes bear interest at the rate of 5.625% per annum, payable semi-annually on February 15 and August 15. These notes mature in February 2013. We have the option to redeem some or all of the notes at any time with not less than 30 days’ notice at a redemption price equal to the greater of the principal amount of the notes or the present values of the remaining scheduled payments of principal and interest on the notes to be redeemed. In April 2004, we entered into interest-rate swap contracts that effectively converted the interest rate on this fixed-rate debt to a variable rate based on a spread over the six-month LIBOR for the remaining term of the debt.

In January 2002, we issued $220 million of senior convertible debentures due 2022. On January 3, 2005, at the option of certain electing holders, we repurchased at par $663,000 in principal amount of the debentures. We redeemed the remaining $219.3 million in principal amount outstanding on August 1, 2005.

The composition of our long-term debt at September 30, 2005 and December 31, 2004 was as follows:

($ in thousands)	September 30 2005	December 31 2004
5.625% Senior Notes due 2013	$248,461	$248,339
2.25% Senior Convertible Debentures due 2022	—	220,000
7.75% Debentures due 2011	249,366	249,301
5.375% Senior Notes due 2015	249,566	—

	$747,393	$717,640

On December 16, 2004, we replaced a $250 million unsecured revolving credit facility that expired in December 2004 with a $400 million unsecured facility, comprised of a $100 million 364-day facility that expires on December 15, 2005 and a $300 million five-year facility that expires on December 16, 2009. There were no drawdowns on the expired facility, and we have not drawn down any amounts under the new facility through September 30, 2005. The new facility bears interest on any amounts drawn down at a rate dependent on our credit rating at the time of such borrowing. This rate will be calculated according to, at our option, a base rate or a Eurocurrency rate, plus an applicable margin and utilization fee. If necessary, we intend to use this facility for working capital and general corporate purposes.

9—Recent Accounting Pronouncements

In late 2004, the FASB ratified EITF Issue 04-08 “The Effects of Contingently Convertible Instruments on Diluted Earnings per Share,” which requires that effective beginning with reporting periods after December 15, 2004, contingently convertible debt be included in calculating diluted earnings per share regardless of whether the contingent feature has been met. For the three and nine month periods ended September 30, 2005, diluted earnings per share included a $0.03 and $0.14 per share decrease, respectively, related to shares that were subject

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

to issuance upon conversion of our contingently convertible debt. Our 2004 earnings per share amounts for the three and nine months ended September 30, 2004 included a $0.04 and $0.12 per share decrease, respectively, and have been restated from that previously reported to comply with the requirements of EITF Issue 04-08, as ratified. We redeemed all $219.3 million in principal amount outstanding of our senior convertible debentures due 2022 on August 1, 2005.

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections,” a replacement for Accounting Principles Board (“APB”) Opinion No. 20 and FASB Statement No. 3. Statement No. 154 changes the requirements for the accounting and reporting of a change in accounting principle and applies to all voluntary changes in accounting principles, as well as to changes required by an accounting pronouncement that does not include specific transition provisions. Statement No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Management will implement the requirements of SFAS No. 154 after its effective date, as applicable.

In July 2005, the FASB issued an exposure draft on a proposed interpretation of SFAS No. 109, “Accounting for Income Taxes.” This exposure draft is designed to end the diverse accounting methods used for accounting for uncertain tax positions. The proposed model is a benefit recognition model and stipulates that a benefit from a tax position should only be recorded when it is probable. The benefit should be recorded at management’s best estimate. The proposed interpretation would be effective as of the end of the first annual period after December 15, 2005. The FASB expects to issue a final interpretation on this exposure draft, which would include amendments, in the first quarter of 2006. Any changes to net assets as a result of applying the proposed interpretation would be recorded as a cumulative effect of a change in accounting principle. This exposure draft, if adopted in its currently proposed form, is likely to have a significant negative non-cash impact on our reported earnings per share at the time of adoption. In addition, this proposal, if adopted, could cause greater volatility in reported earnings both positively and negatively as exposure items are identified and then subsequently expire. Based on our current review of the exposure draft, we do not believe this impact will materially affect our book value at the time of adoption.

In September 2005, the FASB issued an exposure draft that would amend FASB Statement No. 128, “Earnings per Share.” This exposure draft is designed to clarify guidance for mandatorily convertible instruments, the treasury stock method, contracts that may be settled in cash or shares and contingently issuable shares. The proposed changes to SFAS No. 128 would be effective for interim and annual periods ending after June 15, 2006. The proposed amendments to SFAS No. 128 would require retrospective application, except for those contracts that are settled in cash prior to adoption of the proposed changes or modified prior to adoption of the proposed changes to require cash settlement. We are in the process of reviewing and assessing the potential impact, if any, that this exposure draft, if adopted in its currently proposed form, may have on earnings per share to be reported.

10—Other Information

Since September 2002, our board of directors has authorized four separate repurchase programs for the repurchase, in the aggregate, of up to 15.5 million shares of our common stock on the open market. At March 31, 2004, we had repurchased all 2.5 million shares under the initial program (announced September 24, 2002) at a cost of approximately $87.0 million. At March 31, 2005, we had repurchased an additional 5.0 million shares under the second program (announced May 11, 2004 and extended September 8, 2004) at a cost of approximately $235.9 million, and at June 30, 2005, we had repurchased all 5.0 million shares under the third program (announced February 15, 2005) at a cost of approximately $240.0 million. At September 30, 2005, we had repurchased 2.6 million of the 3.0 million shares authorized under the fourth repurchase program (announced August 9, 2005) at a cost of approximately $135.2 million. All share repurchases made to date were funded from available working capital and were made from time to time depending on market conditions, share price and other factors.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

We intend to continue to repurchase shares under the fourth program from time to time, depending on market conditions, share price and other factors. These repurchases will be funded from available working capital. We also may purchase shares on the open market to meet option exercise obligations and to fund 401(k) matches and purchases under our Employee Stock Purchase Plan. We may consider future stock repurchase programs.

11—Benefit Plans

We maintain a noncontributory defined benefit pension plan (the “Pension Plan”) covering substantially all of our full-time employees. Retirement benefits under the Pension Plan are a function of the years of service and the level of compensation of eligible participants. Participants vest in their plan benefits after five years of service or, if sooner, when they reach age 65. Assets of the Pension Plan are allocated in a balanced fashion with approximately 40% in fixed income securities and 60% in equity securities.

We also provide a nonqualified supplemental executive retirement plan (the “SERP”) for selected senior officers. The SERP is intended to provide these officers with retirement benefits supplemental to the Pension Plan. Under the SERP, participants are eligible to receive benefits in addition to those paid under the Pension Plan if their base compensation is in excess of the current IRS compensation limitation for the Pension Plan. Retirement benefits under the SERP are a function of the years of service and the level of compensation of eligible participants and are reduced by any benefits paid under the Pension Plan. In December 2002, we began funding the SERP through the purchase of variable life insurance policies pursuant to a split-dollar life insurance program called the Executive Life Insurance Program. Under this arrangement, we purchase a life insurance policy, which we own and pay for, on the lives of executive officers who are participants in the SERP. We endorse to the participant a portion of the death benefit, for which the participant is imputed income each year. We own the remainder of the death benefit and all of the cash values in the policy. At the participant’s retirement age, the policy’s cash value is projected to be sufficient for us to pay the promised SERP benefit to the participant. Non-executive officers who were participants in the Executive Life Insurance Program before the issuance in 2003 of regulations under the Internal Revenue Code regarding split-dollar plans continue under the collateral assignment split-dollar policies that were in force at that time. Under this arrangement, the participant owns the policy, and assigns a portion of the death benefits and cash value to us in amounts sufficient to reimburse us for all of our premium outlays. The eventual cash values above the aggregate premium amounts are designed, as in the endorsement method, to be sufficient to provide payment of the participant’s promised SERP benefit. The participant has imputed income each year for the value of the death benefit provided to him or her, and also for any incidental benefits as provided under applicable tax law.

The assumed discount rate for our Pension Plan and SERP is determined by examining the yield-rate for high-quality corporate bonds as of December 31 of the previous year. By matching the yield curve on investment grade securities with the expected benefit stream of the Pension Plan, we have found the Moody’s AA bond yield on December 31 of the previous year to be a sufficient benchmark in setting the assumed discount rate.

We disclosed in our financial statements for the year ended December 31, 2004 that we expected to contribute $2.8 million to the Pension Plan and SERP in 2005. As of September 30, 2005, $2.1 million of contributions had been made. We presently anticipate contributing an additional $0.7 million to fund the Pension Plan and SERP by the end of 2005.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

The components of the Pension Plan/SERP benefit and net period postretirement benefit costs are as follows (in thousands):

	Three Months Ended September 30
	Pension Plan/SERP		Postretirement Welfare Plan
	2005	2004	2005	2004
Service cost	$1,291	$974	$2	$2
Interest cost	525	394	16	24
Expected return on plan assets	(280)	(197)	—	—
Amortization of prior service cost	63	73	—	1
Recognized net actuarial loss (gain)	127	86	(2)	(27)

Net periodic benefit cost	$1,726	$1,330	$16	$—

	Nine Months Ended September 30
	Pension Plan/SERP		Postretirement Welfare Plan
	2005	2004	2005	2004
Service cost	$3,578	$3,174	$7	$7
Interest cost	1,454	1,205	47	38
Expected return on plan assets	(842)	(592)	—	—
Amortization of prior service cost	189	223	(3)	(4)
Recognized net actuarial loss (gain)	265	252	(5)	(29)

Net periodic benefit cost	$4,644	$4,262	$46	$12

12—Selected Financial Information of Registrant—Radian Group Inc.

The following is selected financial information for the parent company:

(In thousands)	September 30 2005	December 31 2004
Investment in subsidiaries, at equity in net assets	$4,271,807	$4,104,387
Total assets	4,397,776	4,494,217
Long-term debt	747,393	717,640
Total liabilities	822,761	805,162
Total stockholders’ equity	3,575,015	3,689,055
Total liabilities and stockholders’ equity	4,397,776	4,494,217

13—Contingencies

In January 2004, a complaint was filed in the United States District Court for the Eastern District of Pennsylvania against Radian Guaranty by Whitney Whitfield and Celeste Whitfield seeking class action status on behalf of a nationwide class of consumers who allegedly were required to pay for private mortgage insurance provided by Radian Guaranty and whose loans allegedly were insured at more than Radian Guaranty’s “best available rate,” based upon credit information obtained by Radian Guaranty. The action alleged that the Fair

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Credit Reporting Act (“FCRA”) requires a notice to borrowers of such “adverse action” and that Radian Guaranty violated FCRA by failing to give such notice. The action sought statutory damages, actual damages, or both, for the people in the class, and attorneys’ fees, as well as declaratory and injunctive relief. The action also alleged that the failure to give notice to borrowers in the circumstances alleged is a violation of state law applicable to sales practices and sought declaratory and injunctive relief for this alleged violation.

On September 6, 2005, the federal district court heard oral arguments on Radian Guaranty’s motion for summary judgment, and on October 21, 2005, the court granted Radian Guaranty’s motion for summary judgment. The court held that mortgage insurance transactions between mortgage lenders and mortgage insurers are not consumer credit actions and are not subject to the notice requirements of FCRA. This ruling may, and likely will, be appealed. Similar cases, at least three of which are still pending, have been brought against several other mortgage insurers. We intend to vigorously defend any appeal of this action and any future actions concerning FCRA that may be brought against us. We cannot assure you that we will have continued success defending this case if it is appealed or against similar lawsuits that may be brought against us.

In addition to the above litigation, we are involved in litigation that has arisen in the normal course of our business. We are contesting the allegations in each such pending action and believe, based on current knowledge and after consultation with counsel, that the outcome of such litigation will not have a material adverse effect on our consolidated financial position and results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of our consolidated financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this report and the risk factors detailed in the section immediately preceding Part I of this report.

Overview

We provide credit insurance and financial services to mortgage lenders and other global financial institutions. As a holder of credit risk, our results are subject to macroeconomic conditions and specific events that impact the credit performance of the underlying insured assets. We experienced favorable results for the third quarter of 2005, although the business production environment for mortgage insurance and financial guaranty insurance continued to present challenges. The results of our mortgage insurance business were generally good, as revenues increased slightly from the prior quarter due to significant new structured business written, although premiums earned were helped significantly during the quarter by a cancellation of single premium policies that we view as non-recurring. An increase in new structured business has offset the effects of the continuing unprecedented refinance wave that has caused continued high cancellation rates which, along with production challenges due to the increased popularity of alternatives to mortgage insurance products, has negatively impacted insurance in force. Positively, mortgage insurance claims were extremely low in the third quarter of 2005 but this was offset by an increase in delinquencies, which is a leading indicator of future claims. The mortgage insurance mix of business has continued to include a higher percentage of lower credit profile business such as Alternative A (“Alt-A”) and A minus mortgages and new unproven products such as interest-only loans. This is considered a growth area of the market as some of the prime mortgage market continues to be absorbed by “80-10-10” arrangements and other hybrid products that do not typically include mortgage insurance. We expect to continue to increase our insurance of new and emerging products that we have less experience with both domestically and internationally, which adds to the uncertainty of future credit performance, although premiums received for these products are higher than more traditional products. In addition, much of our business has not yet reached its peak claim period. In the financial guaranty business, new business production generally continued to be challenged by tight credit spreads, although direct public finance production remained strong and credit performance was very good. We have also been writing more of our structured business in a super senior, more remote risk area. The third quarter of 2005 showed another period of strong earnings and return on investment for the financial services segment, some of which was a result of the low interest rate and favorable credit environment and a strong demand from investors in asset-backed securities.

We believe that our diversified credit enhancement and prudent capital management strategies are sound and we intend to continue to implement these strategies. We see a convergence between the mortgage insurance and financial guaranty markets, with an emphasis on structured credit enhancement products becoming more common in the mortgage insurance market. In the mortgage insurance business, we are hopeful that strength in the housing and job markets can continue to positively impact credit performance and that modestly rising interest rates will help reduce cancellation rates, although these macroeconomic factors remain outside of our control. We will continue to be challenged to solidify our unique AA financial guaranty business platform by continuing to demonstrate the ability to grow and write quality business which will in turn solidify our franchise. This may be difficult in a competitive, tight credit spread environment. We have begun to see some success in our efforts to increase our presence in the global markets for both mortgage and financial guaranty business. This will allow us to take advantage of our core competencies of credit risk analysis and capital allocation to write profitable business in Europe and Asia, although we don’t expect this to be a significant source of earnings for several years.

On August 29, 2005, Hurricane Katrina struck and caused extensive property damage to the U.S. Gulf Coast in Louisiana, Mississippi and Alabama. Our total exposure in affected counties and parishes designated by FEMA for individual assistance (“FEMA designated areas”) is as follows:

•

Mortgage Insurance.    Our mortgage insurance exposure to first- and second-liens is $506 million risk-in-force on approximately $2.8 billion of insurance in force. This exposure represents approximately 1.4% of our total mortgage insurance risk in force as of September 30, 2005.

Approximately 14% of this exposure is to primary insurance on non-prime loans. Under our master policy of insurance, we are permitted to adjust a claim where the property underlying a mortgage in default is subject to unrestored physical damage.

•	Public Finance. Our total public finance exposure to FEMA designated areas is approximately $84.4 million in direct net par exposure and $325.5 million in assumed net par exposure (including $110.0 million in assumed net par exposure to the city of New Orleans) through reinsurance from several “Aaa”/ “AAA” rated monoline financial guarantors. This total net par exposure represents about 0.9% of our total net par public finance exposure as of September 30, 2005. In the event of a claim, we typically are obligated under our public finance insurance policies to continue making regularly scheduled payments of debt service as and when due; and therefore, we are not initially responsible for, and may never become liable for, the entire amount of such obligation. We believe that certain obligations in the affected areas will require principal and interest advances although the ultimate losses, if any, from such obligations are uncertain.

•	Structured Finance. Our total structured finance exposure to FEMA designated areas is approximately $112.7 million, including $29.3 million in direct net par exposure and $83.4 million in assumed (reinsured) net par exposure to insured asset backed and mortgage backed obligations and $17 million in exposure to direct pooled corporate obligations. In addition, we also are exposed to direct pooled obligations of asset backed securities; however, we believe there is significant diversification of assets, both as to type and geographical dispersion of the collateral in these pools, and as a result we view our exposure in these structures to the affected areas as immaterial. We also reinsure pooled corporate obligations that include corporate credits affected by Hurricane Katrina. Defaults of these credits would not likely result in a material claim against us given the degree of credit protection beneath our exposure.

Since August 29, 2005, we have paid approximately $0.1 million in claims on insurance written in FEMA designated areas. While we expect to experience a period of increased defaults in FEMA designated areas, we do not expect the impact of Hurricane Katrina to have a material effect on our business, financial condition or operating results. As indicated above, when compared to our total risk in force and insurance in force, our total exposure to FEMA designated areas is minimal. We anticipate, but cannot be certain, that aid (both from private organizations and from federal, state and local governments) and payments from property and casualty insurers will help to reduce the number of potential claims in these areas by providing a direct source of cash to homeowners and also serving as an economic stimulus in these areas. As part of our own comprehensive relief program initiated in response to Hurricane Katrina, we are supporting more flexible mortgage payment terms in order to accommodate the financial needs of homeowners in the areas affected by Hurricane Katrina.

As of September 30, 2005, we do not have any case reserves or allocated non-specific reserves for Hurricane Katrina-related exposure.

Business Summary

Our principal business segments are mortgage insurance, financial guaranty and financial services. The following table shows the percentage contributions to net income and equity allocated to each business for the nine months ended September 30, 2005:

	Net Income	Equity
Mortgage Insurance	49%	55%
Financial Guaranty	27%	37%
Financial Services	24%	8%

Mortgage Insurance

Our mortgage insurance business provides credit-related insurance coverage, primarily via private mortgage insurance, and risk management services to mortgage lending institutions through three wholly-owned subsidiaries, Radian Guaranty Inc., Amerin Guaranty Corporation and Radian Insurance Inc. (which we refer to as “Radian Guaranty,” “Amerin Guaranty” and “Radian Insurance”). Private mortgage insurance protects mortgage lenders from all or a portion of default-related losses on residential first mortgage loans made primarily to home buyers who make down payments of less than 20% of the home’s purchase price. Private mortgage insurance also facilitates the sale of these mortgage loans in the secondary mortgage market, some of which are sold to Freddie Mac and Fannie Mae.

Premium rates in the mortgage insurance business are determined on a risk-adjusted basis that includes borrower, loan and property characteristics. We use proprietary default and prepayment models to project the premiums we should charge, the losses and expenses we should expect to incur and the capital we need to hold in support of our risk. Pricing is established in an amount that we expect will allow a reasonable return on allocated capital. We generally cannot cancel the mortgage insurance or financial guaranty insurance that we provide and, because we generally fix premium rates for the life of the policy when issued, we cannot adjust renewal premiums or otherwise adjust premiums over the life of the policy to mitigate the effect of adverse developments.

We and other companies in the mortgage insurance industry participate in reinsurance arrangements with mortgage lenders commonly referred to as “captive reinsurance arrangements.” Under captive reinsurance arrangements, a mortgage lender typically establishes a reinsurance company that assumes part of the risk associated with that lender’s mortgages that are insured by a mortgage insurer on an individual, mortgage-by-mortgage basis (as compared to mortgages insured in structured transactions, which typically are not eligible for captive reinsurance arrangements). In return for the reinsurance company’s assumption of a portion of the risk, the mortgage insurer cedes a portion of its mortgage insurance premiums to the reinsurance company. In most cases, the risk assumed by the reinsurance company is an excess layer of aggregate losses that would be penetrated only in a situation of adverse loss development, such as losses brought on by significant national or regional downturns in the real estate market.

Because of many factors, including the incentives for mortgage lenders to funnel relatively higher-quality loans through their captive reinsurers, we continue to evaluate the level of revenue sharing against risk sharing on a customer-by-customer basis as part of our customer profitability analysis. We believe that all of our captive reinsurance arrangements transfer risk to the captive reinsurer at a premium rate that is commensurate with the risk. For the nine months ended September 30, 2005, premiums ceded under captive reinsurance arrangements were $67.6 million or 11.4% of total premiums earned during the period, compared to $64.5 million or 11.2% of total premiums earned for the same period of 2004. New primary insurance written under captive reinsurance arrangements for the nine months ended September 30, 2005 was $8.0 billion or 25.3% of total primary new insurance written during this period, compared to $13.4 billion or 40.4% of total primary new insurance written for the nine months ended September 30, 2004. These percentages can be volatile as a result of increases or decreases in structured transactions, which are not typically eligible for captive reinsurance arrangements, such as has occurred over the last several quarters.

The anti-referral fee provisions of the Real Estate Settlement Procedures Act (“RESPA”) provide, in essence, that mortgage insurers are prohibited from paying anything of value to a mortgage lender in consideration of the lender’s referral of business to the mortgage insurer. The U.S. Department of Housing and Urban Development, as well as the insurance commissioner or attorney general of each state, may conduct investigations, levy fines and other sanctions or enjoin future violations of RESPA. In addition, the insurance law provisions of many states, including the State of New York, prohibit paying for the referral of insurance business and provide various mechanisms to enforce this prohibition. We and other mortgage insurers have faced private lawsuits alleging, among other things, that our captive reinsurance arrangements, as well as pool insurance and contract underwriting services, constitute unlawful payments to mortgage lenders under RESPA. Although to date we have successfully defended against all such lawsuits on the basis that the plaintiffs lacked standing, we cannot assure you that we will have continued success defending against similar lawsuits.

On May 16, 2005, we received a letter from the New York Insurance Department seeking information related to all of the captive mortgage reinsurance arrangements that we entered into since January 1, 2000, a list of the lenders associated with each captive along with each captive’s state of domicile and capital/surplus requirements.

The letter also included a request for a description of any other arrangements through which we provide any payment or consideration to a lender in connection with mortgage insurance. We submitted our response and affirmed it as true under penalties of perjury to the New York Insurance Department on June 8, 2005. We are aware that other mortgage insurers have received similar requests from the New York Insurance Department.

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

Our mortgage insurance business also utilizes its underwriting skills to provide an outsourced underwriting service to its customers known as contract underwriting. For a fee, we underwrite loan files for secondary market compliance, while concurrently assessing the file for mortgage insurance if applicable. For the nine months ended September 30, 2005, loans written via contract underwriting accounted for 12.4% of applications, 12.1% of commitments, and 10.5% of certificates issued by our mortgage insurance business, compared to 21.5%, 20.6% and 18.7%, respectively, for the nine months ended September 30, 2004. We give recourse to our customers on loans we underwrite for compliance. If we make a material error in underwriting a loan, we agree to provide a remedy of placing mortgage insurance coverage on the loan or purchasing the loan. During the nine months ended September 30, 2005, we processed requests for remedies on less than 1% of the loans underwritten. From time to time, we sell, on market terms, loans we have purchased under contract underwriting remedies to our affiliate, Credit-Based Asset Servicing and Securitization LLC (“C-BASS”). During the first nine months of 2005, there were no loans sold to C-BASS compared to $4.3 million of loans sold to C-BASS during the first nine months of 2004.

In the third quarter of 2004, we developed a way to reinsure our unexpected losses and to manage our internal credit limits through unaffiliated reinsurance companies funded by the issuance of credit-linked notes in the capital markets. We refer to these arrangements as “Smart Home” reinsurance arrangements. On August 3, 2004, we entered into a reinsurance agreement for our first Smart Home reinsurance arrangement. Under this arrangement, we ceded a portion of the risk associated with an $882 million portfolio of first-lien, non-prime residential mortgage loans insured by us to a Bermuda reinsurance company that is not affiliated with us and that was formed solely to enter into the reinsurance arrangement. The first Smart Home reinsurer was funded in the capital markets by its issuance of credit-linked notes rated between AA and BB by Standard & Poor’s Insurance Rating Service (“S&P”), and between Aa2 and Ba1 by Moody’s Investor Service (“Moody’s”), that were issued in separate classes related to loss coverage levels on the reinsured portfolio.

Under our Smart Home reinsurance arrangements, we anticipate retaining the risk associated with the first loss coverage levels, and we may retain or sell, in a separate risk transfer agreement, the risk associated with the AAA-rated coverage level. Holders of Smart Home credit-linked notes bear the risk of loss from losses paid to us under the reinsurance agreement. The Smart Home reinsurer invests the proceeds of the notes in high-quality short-term investments approved by S&P and Moody’s. Income earned on those investments and a portion of the reinsurance premiums that we pay are applied to pay interest on the notes as well as certain of the Smart Home reinsurer’s expenses. The liquidation proceeds from the investments will be used to pay reinsured loss amounts to us, and any remaining proceeds will be applied to pay principal on the notes.

In February 2005, we completed a second Smart Home reinsurance arrangement under which we ceded a portion of the risk associated with a $1.68 billion portfolio of first-lien, non-prime residential mortgages insured by us. Both of the Smart Home reinsurance arrangements have been performing within our expectations.

During 2005, the mortgage insurance segment increased its level of international business. We are now writing a product mix which varies according to location and includes mortgage insurance and reinsurance as well as credit enhancement for structured mortgage-backed transactions. Our primary geographical focus includes locations in Europe, Asia and Australia, and we continue to evaluate opportunities to expand internationally in areas where we believe our business would be successful.

Financial Guaranty

We entered the financial guaranty business through our 2001 acquisition of Enhance Financial Services Group Inc. (“EFSG”), a New York-based insurance holding company that primarily insures and reinsures credit-based risks. Financial guaranty insurance provides an unconditional and irrevocable guaranty to the holder of a financial obligation of full and timely payment of principal and interest when due. In addition, the financial guaranty business provides synthetic credit protection on a variety of asset classes through the use of credit default swaps. Financial guaranty reinsurance provides for reimbursement to the primary insurer when that insurer is obligated to pay principal and interest on an insured obligation. In the event of default, payments under the insurance policy generally may not be accelerated without the insurer’s approval, and the holder continues to receive payments of principal and interest from the issuer as if no default had occurred. Also, the insurer often has recourse against the issuer and/or any related collateral for amounts the insurer pays under the terms of the policy. Premiums almost always are non-refundable and are invested upon receipt. Premiums paid in full at inception are recorded as revenue (“earned”) over the life of the obligation (or the coverage period if shorter). Premiums paid in installments are generally recorded as revenue in the accounting period in which coverage is provided. This long and relatively predictable premium earnings pattern is characteristic of the financial guaranty insurance industry and provides a relatively predictable source of future revenues.

Effective June 1, 2004, EFSG’s two main operating subsidiaries, Radian Asset Assurance Inc. (“Radian Asset Assurance”) and Radian Reinsurance Inc. (“Radian Reinsurance”) were merged, with Radian Asset Assurance as the surviving company. Through this merger, the financial guaranty reinsurance business formerly conducted by Radian Reinsurance was combined with the direct financial guaranty business conducted by Radian Asset Assurance. The merger also combined the assets, liabilities and stockholders’ equity of the two companies. The combined company is rated Aa3 (with a stable outlook) by Moody’s, AA (with a negative outlook) by S&P and AA (with a negative outlook) by Fitch Ratings (“Fitch”). These ratings, other than Fitch’s ratings outlook, which was revised on April 27, 2005, are the same as those ratings assigned to Radian Asset Assurance immediately before the merger.

On April 27, 2005, Fitch affirmed the “AA” insurance financial strength rating of Radian Asset Assurance and Radian Asset Assurance Limited (“RAAL”), a subsidiary of Radian Asset Assurance that is authorized to conduct insurance business in the United Kingdom, but revised its ratings outlook for the two entities to Negative from Stable. Fitch’s ratings for the parent company and its other rated subsidiaries are unchanged, and Fitch’s ratings outlook for these other entities remains Stable. None of the primary insurance customers of our financial guaranty business have any recapture rights as a result of the April 2005 ratings action by Fitch.

In May 2004, Moody’s provided Radian Asset Assurance with an initial insurer financial strength rating of Aa3. In anticipation of the merger of Radian Reinsurance with and into Radian Asset Assurance, Moody’s downgraded the insurance financial strength rating of Radian Reinsurance from Aa2 to Aa3.

As a result of this downgrade, two of the primary insurer customers of our financial guaranty reinsurance business had the right to recapture previously written business ceded to our financial guaranty reinsurance business. One of these customers agreed, without cost to or concessions by us, to waive its recapture rights. Effective February 28, 2005, the remaining primary insurer customer with recapture rights recaptured approximately $7.4 billion of par in force that it had ceded to us, including $54.7 million of net premiums written, $4.5 million of which already had been treated as earned under GAAP and was required to be recorded as an immediate reduction of net premiums earned at the time of the recapture. Also in connection with the recapture in the first quarter of 2005, we were reimbursed for policy acquisition costs of approximately $17.1 million for which the carrying value under GAAP was $18.8 million. This required us to write off policy acquisition costs of $1.7 million. The aggregate result of the recapture was a reduction in pre-tax income in the first quarter of 2005 of $6.2 million, or approximately $0.04 per share after tax. The amount of future lost net premiums earned due to this recapture is expected to be approximately $129.7 million, which is made up of the unearned premium balance and the value of future installment premiums. The total approximate reduction in pre-tax income for 2005, including the immediate impact of the recapture, is expected to be $12.3 million or approximately $0.08 per share after tax.

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

In October 2002, S&P downgraded the insurer financial strength rating of Radian Reinsurance, before its merger with and into Radian Asset Assurance, from AAA to AA. As a result of this downgrade, effective January 31, 2004, one of the primary insurer customers of our financial guaranty reinsurance business exercised its right to recapture approximately $16.4 billion of par in force ceded to our financial guaranty reinsurance business, including $96.4 million of net premiums written with a GAAP carrying value of approximately $71.5 million. The entire impact of this recapture was reflected as a reduction of net premiums written in the first quarter of 2004. Because, in accordance with GAAP, we already had reflected $24.9 million of these recaptured net premiums written as having been earned, we were required to record the entire $24.9 million reduction in net premiums earned in the first quarter of 2004. Also in connection with the recapture in the first quarter of 2004, we were reimbursed for policy acquisition costs of approximately $31.0 million for which the carrying value under GAAP was $21.3 million. In addition, the recapture included approximately $11.5 million that had been recorded as case reserves under GAAP. Finally, we took a charge of $0.8 million for mark-to-market adjustments related to certain insurance policies associated with the recapture. We estimate that the recapture of reinsurance business reduced 2004 pre-tax income by approximately $37.8 million or approximately $0.26 per share after tax, $0.11 per share of which was a result of the immediate impact of the recapture, and the balance was a result of recaptured net premiums written that would have been earned over time and estimated losses. The sum of the above adjustments related to this recapture resulted in an immediate reduction of pre-tax income of $15.9 million and is summarized as follows:

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

We believe that, through RAAL, we have additional opportunities to write financial guaranty insurance in the United Kingdom and, subject to compliance with the European passporting rules, in seven other countries in the European Union. In particular, we expect that RAAL will continue to build its structured products business in the United Kingdom and throughout the European Union. In September 2004, the Financial Services Authority authorized Radian Financial Products Limited (“RFPL”), another subsidiary of Radian Asset Assurance, to trade as a Category A Securities and Futures Firm. Following receipt of this authorization, management decided that RFPL should focus on its core business of arranging credit default swap risk for RAAL and Radian Asset Assurance. Accordingly, we expect to use RFPL solely for negotiating and arranging credit default swaps with counterparties located in the United Kingdom or other European countries with portions of the risk being assumed by RAAL and Radian Asset Assurance. As a result, we intend to seek to lower the category of authorization for RFPL commensurate with this limited purpose.

Until September 30, 2004, our financial guaranty business also included our ownership interest in Primus Guaranty, Ltd. (“Primus”), a Bermuda holding company and parent to Primus Financial Products, LLC, which provides credit risk protection to derivatives dealers and credit portfolio managers on individual investment-grade entities. In September 2004, Primus issued shares of its common stock in an initial public offering. We sold a portion of our shares in Primus as part of this offering and recorded a pre-tax gain of approximately $1.0 million on the sale. In September 2005, we sold an additional 660,000 shares of Primus common stock from our investment portfolio reducing our investment in Primus to approximately 9.5%. As a result of our reduced ownership and influence over Primus after it became a public company, we moved our investment in Primus to our equity securities portfolio and, as such, began recording changes in market value from Primus securities as other comprehensive income rather than recording income or loss as equity in net income of affiliates beginning with the fourth quarter of 2004.

In October 2005, we announced that we would be exiting the trade credit reinsurance business. Accordingly, we currently are executing a plan to place this business into run-off and have ceased initiating any new trade credit reinsurance business going forward. We expect that our existing trade credit reinsurance business, including claims paid, will take several years to run off, although the bulk of the remaining premiums will be earned over the next two years. We do not expect that our move to exit the trade credit reinsurance business, which is not considered by management to be core to our financial guaranty business, will impact the overall profitability or business position of our financial guaranty business in a material way.

Financial Services

The financial services segment includes the credit-based businesses conducted through our affiliates, C-BASS and Sherman Financial Services Group LLC (“Sherman”). We own a 46% interest in C-BASS and a 34.58% interest in Sherman. C-BASS is a mortgage investment and servicing firm specializing in credit-sensitive, single-family residential mortgage assets and residential mortgage-backed securities. By using sophisticated analytics, C-BASS essentially seeks to take advantage of what it believes to be the mispricing of credit risk for certain assets in the marketplace. Sherman is a consumer asset and servicing firm specializing in charged-off and bankruptcy plan consumer assets and charged-off high loan-to-value mortgage receivables that it generally purchases at deep discounts from national financial institutions and major retail corporations and subsequently collects upon these receivables. On June 24, 2005, we entered into agreements to restructure our ownership interest in Sherman. Before the restructuring, Sherman was owned 41.5% by us, 41.5% by Mortgage Guaranty Insurance Corporation (“MGIC”) and 17% by an entity controlled by Sherman’s management team.

As part of the restructuring, we and MGIC each agreed to sell a 6.92% interest in Sherman to a new entity controlled by Sherman’s management team, thereby reducing our ownership interest and MGIC’s ownership interest to 34.58% for each of us. In return, the new entity controlled by Sherman’s management team paid approximately $15.65 million (which is the approximate book value of the ownership interest plus an additional $1 million) to us and the same amount to MGIC. Regulatory approval for this transaction was received in August 2005, and our ownership interest was reduced to 34.58%, retroactive to May 1, 2005. Effective June 15, 2005, Sherman’s employees were transferred to the new entity controlled by Sherman’s management team, and this entity agreed to provide management services to Sherman. Sherman’s management team also agreed to reduce significantly its maximum incentive payout under its annual incentive plan for periods beginning on or after May 1, 2005. This has resulted in Sherman’s net income now being greater than it would have been without a reduction in the maximum incentive payout. Following the restructuring, we expect that our and MGIC’s share of Sherman’s net income will be similar to our respective shares before the restructuring because, although our percentage interest in Sherman is now smaller than it was before the restructuring, Sherman’s net income will be greater than it would have been if the restructuring had not occurred.

In connection with the restructuring, we and MGIC each also paid $1 million for the right to purchase, on July 7, 2006, a 6.92% interest in Sherman from an entity controlled by Sherman’s management team for a price intended to approximate current fair market value. If either we or MGIC exercise our purchase right but the other fails to exercise its purchase right, the exercising party also may exercise the purchase right of the non-exercising party. Radian and MGIC’s representation on Sherman’s Board of Managers will not change regardless of which party or parties exercise the purchase right.

The financial services segment formerly included the operations of RadianExpress. In December 2003, we announced that we would cease operations at RadianExpress. Our decision followed our receipt in July 2003 of a decision by the California Commissioner of Insurance sustaining a California cease and desist order applicable to the offering of our Radian Lien Protection product. During the first quarter of 2004, RadianExpress, which was the entity through which Radian Lien Protection sales would have been processed, ceased processing new orders. RadianExpress completed the final processing of all remaining transactions in the first quarter of 2005. Following the cessation of operations at RadianExpress, our financial services business consists primarily of our ownership interest in C-BASS and Sherman.

Results of Operations—Consolidated

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

The following table summarizes our consolidated results of operations for the quarters ended September 30, 2005 and 2004 (in thousands):

	Three Months Ended September 30		% Change
	2005	2004	2005 vs. 2004
Net income	$162,557	$122,171	33.1%
Net premiums written	313,908	282,530	11.1
Net premiums earned	265,636	264,048	n/m
Net investment income	53,253	51,086	4.2
Gains on sales of investments	5,194	8,993	(42.2)
Change in fair value of derivative instruments	53,274	(2,083)	n/m
Other income	5,265	7,200	(26.9)
Provision for losses	92,441	114,125	(19.0)
Policy acquisition costs and other operating expenses	86,858	83,562	3.9
Interest expense	12,167	7,996	52.2
Equity in net income of affiliates	46,772	45,926	1.8
Provision for income taxes	75,371	47,316	59.3

n/m-Not meaningful

Net Income.    Net income for the third quarter of 2005 was $162.6 million or $1.88 per share (diluted), compared to $122.2 million or $1.27 per share (diluted) for the third quarter of 2004. As required by newly issued accounting rules, diluted net income per share for each period reflects the inclusion of 1.3 million and 3.8 million shares, respectively, underlying our contingently convertible debt which we redeemed in its entirety on August 1, 2005. Including these shares in the calculation resulted in a reduction in diluted net income per share of $0.03 for the third quarter of 2005 and $0.04 for the third quarter of 2004. The increase in net income was primarily due to a significant increase in the change in fair value of derivative instruments, particularly in the financial guaranty segment, as a result of the tightening of credit spreads. Also contributing to this increase in net income, was a decrease in the provision for losses, particularly in the mortgage insurance segment and a $9.8 million after-tax benefit from the cancellation of a large mortgage insurance pool policy.

Net Premiums Written and Earned.    Consolidated net premiums written for the third quarter of 2005 were $313.9 million, a $31.4 million or 11.1% increase from $282.5 million written in the third quarter of 2004. Consolidated net premiums earned of $265.6 million for the third quarter of 2005 were up slightly from $264.0 million earned in the third quarter of 2004. Our mortgage insurance business experienced an increase in structured transactions written, which generally have higher premium rates and higher upfront premiums. Offsetting this was a high cancellation rate for all business in the third quarter of 2005. Our financial guaranty business experienced an increase in premiums written and earned in the public finance products which was offset by a lower level of trade credit reinsurance written and a decrease in structured products insurance written as a result of the tightening of credit spreads and less structured product business written with upfront premiums.

Net Investment Income.    Net investment income increased to $53.3 million for the third quarter of 2005 from $51.1 million in the third quarter of 2004 primarily due to increased cash flow from operations, increased yields in the portfolio and the proceeds from the issuance of new debt. We used approximately $135.2 million of funds to repurchase approximately 2.6 million shares of our common stock during the third quarter of 2005, a small portion of which was funded by the sale of income-producing investments. We have continued to invest some of our net operating cash flow in tax-advantaged securities, primarily municipal bonds, although our investment policy allows us to purchase various other asset classes, including common stock and convertible securities. We target our investment portfolio’s exposure to common equity at a maximum of 5% of the investment portfolio’s market value, while the investment-grade convertible securities and investment-grade taxable bond exposures are each targeted not to exceed 10% of the investment portfolio’s market value.

Gains on Sales of Investments and Change in Fair Value of Derivative Instruments.    Gains on sales of investments in the third quarter of 2005 were $5.2 million (pre-tax), compared to $9.0 million (pre-tax) for the third quarter of 2004. The 2004 amount reflects the sale of a portion of the S&P 500 indexed portfolio in 2004 that was in a gain position. For the quarter ended September 30, 2005 the change in fair value of derivative instruments was a net gain of $53.3 million (pre-tax), compared to a net loss of $2.1 million (pre-tax) for the quarter ended September 30, 2004. This increase was mainly a result of the sale of convertible bonds and the tightening of credit spreads, which increased the fair value of derivatives in the financial guaranty segment. See “Critical Accounting Policies-Derivative Instruments and Hedging Activity.”

Other Income.    Other income decreased to $5.3 million in the third quarter of 2005 from $7.2 million for the third quarter of 2004, primarily due to a lower level of income from contract underwriting.

Provision for Losses.    The provision for losses for the third quarter of 2005 was $92.4 million, a decrease of $21.7 million or 19.0% from the $114.1 million reported for the third quarter of 2004. Our mortgage insurance business experienced a decrease in claims paid during the third quarter of 2005. We believe that there will be slightly higher delinquencies in the mortgage insurance segment in the future due to the potential overheating in certain housing markets. Our financial guaranty business experienced a lower mix of trade credit reinsurance business, which carries a higher provision for losses, as well as a higher mix of derivative contracts, for which reserves are accounted for in the mark-to-market of derivatives.

Policy Acquisition Costs and Other Operating Expenses.    Policy acquisition costs were $27.9 million in the third quarter of 2005, a decrease of $8.0 million or 22.3% from the $35.9 million reported for the third quarter of 2004. The decline in 2005 reflects the impact of the $11.6 million acceleration of deferred policy acquisition cost amortization in 2004 and the approximate $3.2 million acceleration of policy acquisition cost amortization in the second quarter of 2005 coinciding with the cancellation of business, which reduced the base asset that was subject to amortization. Other operating expenses were $58.9 million in the third quarter of 2005 compared to $47.7 million for the third quarter of 2004. The 2005 amount includes an increase in employee costs and software expense, as well as the write-off of $3.5 million of debt issuance costs related to the $219.3 million of senior convertible debentures that were redeemed on August 1, 2005.

Interest Expense.    Interest expense of $12.2 million in the third quarter of 2005 increased $4.2 million or 52.2% from $8.0 million in the third quarter of 2004, primarily due to the issuance of $250 million of senior notes in June 2005, the redemption of the convertible debt which did not occur until August 2005 and a lower positive impact from interest rate swaps that we entered into in the second quarter of 2004. The interest rate swaps effectively converted the interest rate on our 5.625% Senior Notes due 2013 to a variable rate based on a spread over the London Interbank Offered Rate (“LIBOR”).

Equity in Net Income of Affiliates.    Equity in net income of affiliates increased to $46.8 million in the third quarter of 2005, up 1.8% from $45.9 million in the third quarter of 2004. This resulted from continued strong earnings at C-BASS and Sherman.

Provision for Income Taxes.    The consolidated effective tax rate was 31.7% for the third quarter of 2005, compared to 27.9% for the third quarter of 2004, primarily reflecting an increase in operating income compared to income generated from tax-advantaged securities.

Insurance in Force/Net Debt Service Outstanding.    Insurance in force for our primary mortgage insurance business decreased from $115.5 billion at September 30, 2004 to $109.3 billion at September 30, 2005. The amount reported for 2005 reflects the cancellation of $3.6 billion of primary insurance in force related to one customer. Total net debt service outstanding (par plus interest) on transactions insured by our financial guaranty business was $103.3 billion at September 30, 2005, compared to $100.2 billion at September 30, 2004.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

The following table summarizes our consolidated results of operations for the nine months ended September 30, 2005 and 2004 (in thousands):

	Nine Months Ended September 30		% Change
	2005	2004	2005 vs. 2004
Net income	$418,393	$362,684	15.4%
Net premiums written	827,966	795,227	4.1
Net premiums earned	756,639	766,717	(1.3)
Net investment income	154,119	151,670	1.6
Gains on sales of investments	25,443	40,956	(37.9)
Change in fair value of derivative instruments	45,301	2,576	n/m
Other income	18,008	22,996	(21.7)
Provision for losses	285,768	345,452	(17.3)
Policy acquisition costs and other operating expenses	251,374	242,800	3.5
Interest expense	31,103	26,014	19.6
Equity in net income of affiliates	161,946	130,580	24.0
Provision for income taxes	174,818	138,545	26.2

Net Income.    Net income for the nine months ended September 30, 2005 was $418.4 million or $4.65 per share (diluted), compared to $362.7 million or $3.72 per share (diluted) for the nine months ended September 30, 2004. Diluted net income per share for each period reflects the inclusion of 3.0 million and 3.8 million shares, respectively, underlying our contingently convertible debt, which was redeemed in its entirety on August 1, 2005. Including these shares in the calculation resulted in a reduction in diluted net income per share of $0.14 for the nine months ended September 30, 2005 and $0.12 for the nine months ended September 30, 2004. The results for the nine months ended September 30, 2005 reflect an immediate reduction in net income of $4.1 million or $0.04 per share (diluted) related to the first quarter of 2005 recapture of business previously ceded to us by one of the primary insurer customers of the financial guaranty segment. The results for the nine months ended September 30, 2004 reflect an immediate reduction in net income of $10.3 million or $0.11 per share (diluted) related to the first quarter of 2004 recapture of business previously ceded to us by a different primary insurer customer of the financial guaranty segment. Also affecting net income was an increase in change in fair value of derivative instruments and a decrease in the provision for losses, partially offset by a decrease in gains on sales of investments and earned premiums.

Net Premiums Written and Earned.    Consolidated net premiums written for the nine months ended September 30, 2005 were $828.0 million, a $32.8 million or 4.1% increase from $795.2 million for the nine months ended September 30, 2004. Consolidated net premiums earned for the nine months ended September 30, 2005 were $756.6 million, a $10.1 million or 1.3% decrease from $766.7 million reported for the nine months ended September 30, 2004. The 2005 amounts reflect an increase in non-traditional mortgage insurance written for which premiums are sometimes received as a single up-front payment, and are earned over the life of the transaction. The amount of net premiums written for the nine months ended September 30, 2005 reflects a reduction of $54.7 million related to the recapture of business by one primary insurer customer of our financial guaranty business in the first quarter of 2005, which also reduced net premiums earned by $4.5 million. The amount of net premiums written reported for the nine months ended September 30, 2004 reflects a reduction of $96.4 million related to the recapture of business by one primary insurer customer of our financial guaranty business for the first quarter of 2004, which also reduced net premiums earned by $24.9 million.

Net Investment Income.    Net investment income of $154.1 million for the nine months ended September 30, 2005 was up slightly from $151.7 million for the nine months ended September 30, 2004. This resulted from an increase in the overall yield on bonds in the investment portfolio, offset by an increase in investment expenses and a liquidation of investments in the portfolio to fund the repurchase of approximately 10.3 million shares of our stock at a purchase price of $509.1 million.

Gains on Sales of Investments and Change in Fair Value of Derivative Instruments.    Gains on sales of investments for the first nine months of 2005 were $25.4 million (pre-tax), compared to $41.0 million (pre-tax) for the nine months ended September 30, 2004. The 2004 amount includes a significant amount of gains resulting from changes in asset allocation and investment execution strategies. For the nine months ended September 30, 2005, the change in fair value of derivative instruments was a net gain of $45.3 million (pre-tax), compared to a net gain of $2.6 million (pre-tax) for the change in fair value of derivatives instruments for the nine months ended September 30, 2004. The financial guaranty segment experienced favorable gains in the fair value of derivative instruments as a result of the tightening of credit spreads on synthetic collateralized debt obligation business.

Other Income.    Other income decreased to $18.0 million for the nine months ended September 30, 2005 from $23.0 million for the nine months ended September 30, 2004, primarily due to the cessation of business at RadianExpress and lower income from contract underwriting.

Provision for Losses.    The provision for losses for the nine months ended September 30, 2005 was $285.8 million, a decrease of $59.7 million or 17.3% from the $345.5 million reported for the nine months ended September 30, 2004. Our mortgage insurance business experienced a decrease in the provision for losses as claims paid declined significantly, but this was partially offset by an increase in delinquencies and a shift in delinquencies towards insured obligations which are closer to foreclosure and require greater reserves. Our financial guaranty business experienced a decrease in the provision for losses as a result of favorable loss development, including a reduction in prior year’s reserves for trade credit reinsurance business and a lower volume of business in trade credit reinsurance which generally carries a higher loss ratio.

Policy Acquisition Costs and Other Operating Expenses.    Policy acquisition costs were $88.4 million for the nine months ended September 30, 2005, a decrease of $1.2 million or 1.3% from the $89.6 million reported for the nine months ended September 30, 2004. The amortization of policy acquisition costs in the mortgage insurance segment in 2005 was lower due to the $11.6 million acceleration of deferred policy acquisition cost amortization in 2004, which reduced the base asset that was subject to amortization. The amount reported for 2005 includes an approximate $3.2 million acceleration of policy acquisition costs in mortgage insurance. The amortization of policy acquisition costs reported for the nine months ended September 30, 2005 reflects an increase of $1.7 million related to the recapture of business by one of the primary insurer customers of our financial guaranty segment in the first quarter of 2005. The amount of policy acquisition costs reported for the nine months ended September 30, 2004 reflects a reduction of $9.8 million related to the recapture of business by one of the primary insurer customers of our financial guaranty segment in the first quarter of 2004. The business recaptured in the first quarter of 2004 included business originated before the acquisition of EFSG that carried a lower amount of deferred acquisition costs as a result of purchase accounting adjustments.

Other operating expenses increased to $163.0 million for the nine months ended September 30, 2005 from $153.2 million for the nine months ended September 30, 2004. This resulted from an increase in employee costs, software expenses and the $3.5 million write-off of debt issuance costs from the redemption of the $219.3 million of senior convertible debentures on August 1, 2005.

Interest Expense.    Interest expense of $31.1 million for the nine months ended September 30, 2005 increased $5.1 million or 19.6% from $26.0 million for the nine months ended September 30, 2004, primarily due to the issuance of $250 million of senior notes in June 2005, and a lower positive impact from interest rate swaps that we entered into in the second quarter of 2004, which effectively converted the interest rate on our 5.625% Senior Notes due 2013 to a variable rate based on a spread over LIBOR.

Equity in Net Income of Affiliates.    Equity in net income of affiliates increased to $161.9 million for the nine months ended September 30, 2005, up $31.3 million or 24.0% from $130.6 million for the nine months ended September 30, 2004. This increase resulted from very strong growth in earnings at C-BASS and Sherman.

Provision for Income Taxes.    The consolidated effective tax rate was 29.5% for the nine months ended September 30, 2005, compared to 27.6% for the nine months ended September 30, 2004, reflecting an increase in operating income compared to income generated from tax-advantaged securities.

Results of Operations—Mortgage Insurance

Although home purchases have continued to increase, the mortgage insurance industry has not fully benefited from this increase due to significant equity appreciation, which decreases the percentage of loans requiring mortgage insurance, and due to an increase in alternative mortgage executions that exclude mortgage insurance, particularly so-called “80-10-10” arrangements or variations thereof, which include an 80% first-lien mortgage without mortgage insurance and a 10% second-lien mortgage. In addition, refinance activity, which often results in the elimination of mortgage insurance on the refinanced loan due to equity appreciation, remained high during the first nine months of 2005, reducing volume in 2005 throughout the mortgage insurance industry. Primary new insurance written by our mortgage insurance business during the third quarter of 2005 was $12.7 billion, a $1.0 billion or 8.5% increase from $11.7 billion written in the third quarter of 2004. Primary new insurance written by our mortgage insurance business during the first nine months of 2005 was $31.7 billion, a $1.4 billion or 4.2% decrease from $33.1 billion written in the first nine months of 2004.

The mortgage insurance segment experienced a shift from mortgage insurance written through flow business (loans insured on an individual basis which are impacted more by the macroeconomic factors previously mentioned) in 2004 to insurance written through structured transactions in 2005. In addition, we increased the prices of some of our flow mortgage insurance products, particularly investor loans, effective in the first quarter of 2005, which led to a decrease in demand for our insurance on those specific products and, indirectly, on other products as well. During the third quarter of 2005, our mortgage insurance business wrote $7.1 billion in flow business and $5.6 billion in structured transactions, compared to $9.1 billion in flow business and $2.6 billion in structured transactions in the third quarter of 2004. For the nine months ended September 30, 2005, our mortgage insurance business wrote $18.9 billion in flow business and $12.8 billion in structured transactions, compared to $28.4 billion in flow business and $4.7 billion in structured transactions for the nine months ended September 30, 2004. In the third quarter of 2005, our mortgage insurance business wrote $668 million of other risk, primarily second–lien mortgage insurance in which we are in a second-loss position, compared to $155 million in the third quarter of 2004. In the first nine months of 2005, we wrote approximately $1.8 billion of other risk compared to $761 million in the comparable 2004 period.

The following table summarizes the components of other risk written (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Pool	$163	$52	$467	$376
Seconds	322	70	381	132
NIMs	—	20	66	91
International	33	13	251	162
Other	150	—	661	—

Total other risk written	$668	$155	$1,826	$761

A change in the level of structured transactions, which sometimes takes the form of pool insurance, and a higher level of second-lien mortgage insurance contributed to the fluctuation in other risk written. Our participation in structured transactions is likely to vary significantly from period-to-period because we compete with other mortgage insurers, as well as capital market executions, for these transactions. However, the overall level is expected to rise over time. Included in the approximate $661 million of other risk written in the first nine months of 2005 is $511 million of risk written related to a single transaction that is a AAA wrap on a large portfolio that was written in the first quarter of 2005. In addition, the $150 million of other risk written in the third quarter of 2005 relates to a mortgage-backed wrap accounted for as a derivative.

In the mortgage insurance segment, the highest state concentration of risk in force at September 30, 2005 was California at 9.8%, compared to 12.1% at September 30, 2004. At September 30, 2005, California also accounted for 10.7% of the mortgage insurance segment’s total direct primary insurance in force, compared to 12.3% at September 30, 2004, and 12.1% of the mortgage insurance segment’s total direct pool risk in force, compared to 14.0% at September 30, 2004. California accounted for 14.0% of the mortgage insurance segment’s direct primary new insurance written in the first nine months of 2005, compared to 13.6% in the first nine months of 2004. Our percentage of risk in California has been decreasing due to a high cancellation rate, which has been occurring on all mortgage insurance business, as compared to new business written.

The largest single customer of the mortgage insurance segment (including branches and affiliates of such customer), measured by new insurance written, accounted for 13.5% of new insurance written in the first nine months of 2005, compared to 10.4% in the first nine months of 2004. The amount of new business written in 2005 includes several structured transactions originated in the second and third quarter of 2005 composed of prime and non-prime mortgage loans originated throughout the United States.

Volume in the third quarter and first nine months of 2005 continued to be impacted by lower interest rates that affected the entire mortgage insurance industry. The continued low interest rate environment caused refinancing activity to be higher than in the comparable periods of 2004. Refinancing activity, as a percentage of our primary new insurance written, was 38% for the third quarter of 2005 and 42% for the first nine months of 2005, compared to 37% for the third quarter of 2004 and 38% for the first nine months of 2004. The persistency rate, which is defined as the percentage of insurance in force that remains on our books after any 12-month period, was 57.1% for the twelve months ended September 30, 2005, compared to 57.4% for the twelve months ended September 30, 2004. In the second quarter of 2005, $3.6 billion of primary insurance in force from one structured transaction was cancelled, which reduced the persistency rate in the current year by approximately three percentage points. We expect persistency rates to continue to slowly rise throughout the remainder of 2005, influenced by relatively stable or slowly rising interest rates.

In addition to insuring prime mortgages, we also insure non-prime mortgages, primarily Alt-A and A minus loans. Alt-A borrowers generally have a similar credit profile to the borrowers under the prime loans that we insure, with FICO credit scores of 620 and higher, but Alt-A loans are underwritten with reduced documentation and verification of information. We consider Alt-A business to be riskier than prime business because of the reduction or elimination of documentation supporting the loans. Alt-A loans also tend to have higher balances than other loans that we insure. We typically charge a higher premium rate for Alt-A business, particularly Alt-A loans to borrowers with FICO credit scores below 660, and we have measures in place to limit our exposure to these lower-FICO Alt-A loans. We previously had disclosed our intent to reduce our insurance in force for lower FICO Alt-A business and we have done so, but we continually re-evaluate this decision and would only increase our participation in this business if we believe we can do so at acceptable levels of risk and return. The A minus loans that we insure typically have non-traditional credit standards that are less stringent than standard credit guidelines and include loans to borrowers with FICO scores ranging from 570 to 619. In an attempt to compensate for the additional risk inherent in A minus business, we receive a significantly higher premium for insuring these loans.

During the third quarter of 2005, non-prime business accounted for $5.5 billion or 43.3% of new primary insurance written by our mortgage insurance business, compared to $4.5 billion or 38.5% for the third quarter of 2004. Of the $5.5 billion of non-prime business written for the third quarter of 2005, $3.7 billion or 67.3% was Alt-A. The relatively high amount of non-prime business is a result of the high level of structured business written in the third quarter of 2005, which includes a significant amount of non-prime business. During the nine months ended September 30, 2005, non-prime business accounted for $13.5 billion or 42.7% of new primary insurance written by our mortgage insurance business, compared to $11.7 billion or 35.2% for the nine months ended September 30, 2004. Of the $13.5 billion of non-prime business written for the nine months ended September 30, 2005, $8.4 billion or 62.2% was Alt-A. Of the $11.7 billion of non-prime business written for the nine months ended September 30, 2004, $7.5 billion or 64.1% was Alt-A.

Direct primary insurance in force was $109.3 billion at September 30, 2005, compared to $115.3 billion at December 31, 2004 and $115.5 billion at September 30, 2004. In the second quarter of 2005, $3.6 billion of primary insurance in force from one structured transaction was cancelled. At September 30, 2005, non-prime insurance in force was $35.1 billion or 32.1% of total primary mortgage insurance in force, compared to $35.6 billion or 30.8% at September 30, 2004. Of the $35.1 billion of non-prime insurance in force at September 30, 2005, $21.1 billion or 60.1% was Alt-A. We anticipate that the mix of non-prime mortgage insurance business and non-traditional insurance products could continue to fluctuate as a result of structural changes, competitive pricing differentials and competitive products in the mortgage lending and mortgage insurance business.

Other risk in force was $4.8 billion at September 30, 2005, compared to $3.6 billion at December 31, 2004 and September 30, 2004. The increase in other risk in force at September 30, 2005 was primarily due to a single structured transaction that is a AAA wrap on a large portfolio, an increase in the volume of second-lien mortgage insurance and from several large international deals, including loan level mortgage insurance in Hong Kong. Because of the remote nature of the risk associated with the AAA wrap, premiums are extremely low as a percentage of exposure.

The default and claim cycle in the mortgage insurance business begins with our receipt of a default notice from the insured. Generally, our master policy of insurance requires the insured to notify us of a default within 15 days after the loan has become 60 days past due. The total number of loans in default increased from 48,940 at December 31, 2004 to 50,022 at September 30, 2005. The average loss reserve per default increased from $11,435 at the end of 2004 to $11,614 at September 30, 2005. The loss reserve as a percentage of risk in force was 1.9% at September 30, 2005, compared to 1.8% at December 31, 2004.

Defaults in the non-prime mortgage insurance business, which has experienced a consistent increase in the number of defaults in the past few years, appear to have leveled off for Alt-A loans, while the defaults continue to increase for A minus and below loans. Although the default rate on this non-prime business is higher than on prime business, higher premium rates charged for non-prime business are expected to compensate for the increased level of expected losses associated with non-prime business. It is too early to determine with certainty whether the increased premiums charged on non-prime business will compensate for the ultimate losses on the non-prime business.

The number of non-prime loans in default at September 30, 2005 was 22,402, which represented 56% of the total primary loans in default, compared to 21,017 non-prime loans in default at December 31, 2004, which represented 52% of the total primary loans in default. The default rate on the Alt-A business was 6.3% at September 30, 2005, compared to 6.5% at December 31, 2004. The default rate on the A minus and below loans was 14.1% at September 30, 2005, compared to 12.1% at December 31, 2004. The combined default rate on the prime business was 3.1% at September 30, 2005, compared to 3.2% at December 31, 2004. The combined default rate on non-prime business increased 88 basis points to 9.9% at September 30, 2005 from 9.0% at December 31, 2004 as a result of that business seasoning, with the default rate on the prime business down 10 basis points from December 31, 2004. A strong economy, particularly employment and housing, generally results in lower default rates and a decrease in the overall level of losses. A weakening of the economy could negatively impact our overall default rates, which would result in an increase in the provision for losses.

Claim activity is not spread evenly throughout the coverage period of a book of business. Relatively few claims on prime business are received during the first two years following issuance of a policy and on non-prime business during the first year. Historically, claim activity on prime loans has reached its highest level in the third through fifth years after the year of policy origination, and on non-prime loans this level is expected to be reached in the second through fourth years. Approximately 76.5% of the primary risk in force and approximately 36.5% of the pool risk in force at September 30, 2005 had not yet reached its highest claim frequency years. Because it is difficult to predict both the timing of originating new business and the cancellation rate of existing business, it also is difficult to predict, at any given time, the percentage of risk in force that will reach its highest claim frequency years on any future date. The combined default rate for both primary and pool insurance, excluding second-lien insurance coverage, was 3.2% at September 30, 2005, compared to 3.3% at December 31, 2004 and 3.2% at September 30, 2004, while the default rate on the primary business was 5.0% at September 30, 2005, compared to 4.8% at December 31, 2004 and 4.7% at September 30, 2004.

Direct claims paid for the third quarter and nine months ended September 30, 2005 were $71.1 million and $236.4 million, respectively, down from $92.2 million and $274.5 million, respectively, for the third quarter and nine months ended September 30, 2004. The average claim paid has fluctuated over the past few years primarily due to deeper coverage amounts and larger loan balances. In addition, rising or falling real estate values may also affect the amount of the average claim paid. The average claim paid in the first nine months of 2005 included a larger than normal amount of recoveries and reflects increased loss mitigation efforts. Alt-A loans have a higher average claim payment due to higher loan balances and greater coverage percentages. Claims paid on second-lien mortgages decreased for the three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004 as a result of an increase in recoveries, partially offset by the increase in the volume of second-lien business written over the past few years on which we have begun paying claims. In reviewing our claims inventory, we expect claims next quarter to increase to a level similar to that experienced in the second quarter of 2005, and we expect that the next few quarters’ claims will increase moderately after that.

During the third quarter of 2004, we announced our intention to limit the amount of second-lien business we will originate in the future, especially where we would be in a first loss position, but we continue to evaluate this decision and may increase our participation in second-lien business if we believe we can do so at acceptable levels of risk and return. For the majority of risk written on second-lien business in the third quarter of 2005, we are in a second loss position.

A disproportionately higher incidence of claims in Georgia is directly related to what our risk management department believes to be questionable property value estimates in that state. Several years ago, our risk management department put into place several property valuation checks and balances to mitigate the risk of this issue recurring, and applies these same techniques to all mortgage insurance transactions. We expect this higher incidence of claims in Georgia to continue until loans originated in Georgia before the implementation of these preventive measures become sufficiently seasoned. A higher level of claim incidence in Texas resulted, in part, from unemployment levels that were higher than the national average and from lower home price appreciation. We believe that claims in the Midwest have been rising and will continue to rise due to the weak industrial sector of the economy.

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

The following table summarizes our mortgage insurance segment’s results of operations for the quarters ended September 30, 2005 and 2004 (in thousands):

	Three Months Ended September 30		% Change
	2005	2004	2005 vs. 2004
Net income	$81,331	$58,148	39.9%
Net premiums written	235,790	209,085	12.8
Net premiums earned	208,902	205,313	1.7
Net investment income	30,122	29,391	2.5
Gains on sales of investments	4,185	6,359	(34.2)
Change in fair value of derivative instruments	11,675	(7,035)	n/m
Other income	4,353	5,381	(19.1)
Provision for losses	81,551	101,000	(19.3)
Policy acquisition costs and other operating expenses	53,037	54,355	(2.4)
Interest expense	6,790	4,694	44.7
Provision for income taxes	36,528	21,212	72.2

Net Income.    Our mortgage insurance segment’s net income for the third quarter of 2005 was $81.3 million, an increase of $23.2 million or 39.9% compared to $58.1 million for the third quarter of 2004. This increase was primarily due to a reduction in the provision for losses in the third quarter of 2005 compared to the third quarter of 2004. The reduction in the provision for losses was the result of a decrease in claims paid. Also contributing to the increase in net income was an increase in the change in fair value of derivative instruments as well as an increase in net premiums written and earned.

Net Premiums Written and Earned.    Net premiums written were $235.8 million for the third quarter of 2005, up 12.8% from $209.1 million written in the third quarter of 2004. Net premiums earned in the third quarter of 2005 were $208.9 million, a $3.6 million or 1.7% increase compared to $205.3 million earned in the third quarter of 2004. The increase in net premiums written reflects an increase in non-traditional mortgage insurance written during the quarter which is primarily received as a single upfront payment. Certain portions of the premiums in the mortgage insurance business relate to non-traditional insurance included in “other risk in force” and include a high percentage of credit enhancement on net interest margin securities (“NIMs”), second-lien mortgages, and more recently, international mortgages. The premiums for this type of insurance have not yet been earned. Included in net premiums earned for the three months ended September 30, 2005 was an acceleration of approximately $15 million (pre-tax) related to loans which had been cancelled with non-refundable unearned premium balances.

Premiums earned from non-traditional business, primarily from credit insurance on mortgage-related assets, second- mortgages and international business, were $27.2 million in the third quarter of 2005, compared to $35.6 million in the third quarter of 2004. This decrease was due mainly to a significant run-off in the NIMs business. Premiums earned will fluctuate as the mix of premiums written changes. For the third quarter of 2005, the mix included a higher percentage of non-prime business, which has higher premium rates compared to the prime business because the level of expected loss associated with this type of insurance is higher than the expected loss associated with prime business.

Net Investment Income.    Net investment income attributable to our mortgage insurance business for the third quarter of 2005 was $30.1 million, compared to $29.4 million for the third quarter of 2004, reflecting higher investment yields and increased cash flow from operations.

Gains on Sales of Investments and Change in Fair Value of Derivative Instruments.    Net gains on sales of investments, which includes an allocation from the parent company as well as the mortgage insurance segment’s own sales, were $4.2 million for the third quarter of 2005, compared to a net gain of $6.4 million for the third quarter of 2004. Change in the fair value of derivative instruments was a gain of $11.7 million for the third quarter of 2005, compared to a loss of $7.0 million for the third quarter of 2004, primarily due to changes in the fair value of embedded options in convertible securities held in the investment portfolio due to market conditions. Included in the third quarter of 2005 is a mark-to-market gain of $3.5 million related to the mortgage insurance segment’s initial transaction accounted for as a derivative.

Other Income.    Other income, which primarily includes income related to contract underwriting services, was $4.4 million for the third quarter of 2005, compared to $5.4 million for the third quarter of 2004.

Provision for Losses.    The provision for losses for the third quarter of 2005 was $81.6 million, compared to $101.0 million for the third quarter of 2004. Our mortgage insurance business experienced a decrease in claims paid in the third quarter of 2005; however, delinquencies at September 30, 2005 were up and were more concentrated in insured obligations that are seriously delinquent and are closer to foreclosure, and therefore, required a higher loss reserve.

Policy Acquisition Costs and Other Operating Expenses.    Policy acquisition costs represent the amortization of expenses that relate directly to the acquisition of new business. Policy acquisition costs were $14.7 million in the third quarter of 2005, a decrease of $7.9 million or 35.0% compared to $22.6 million in the third quarter of 2004. This was primarily related to the $3.2 million second quarter of 2005 acceleration of the amortization of policy acquisition costs and the $11.6 million acceleration of the amortization of policy acquisition costs in the last six months of 2004. The acceleration of amortization related to prior years’ books of business that had cancelled more quickly than anticipated and resulted in a reduction in the base asset that was subject to amortization in 2005.

Other operating expenses were $38.3 million for the third quarter of 2005, an increase of $6.5 million or 20.4% compared to $31.8 million for the third quarter of 2004. Other operating expenses consist primarily of contract underwriting expenses, overhead and administrative costs. For the third quarter of 2005, other operating expenses included an allocation of the write-off of debt issuance costs related to the August 1, 2005 redemption of our senior convertible debentures and an increase in employee and software costs. Contract underwriting expenses, including the impact of reserves for remedies included in other operating expenses, were $9.1 million for both the third quarter of 2005 and 2004. During the third quarter of 2005, we processed requests for remedies on less than 1% of loans underwritten but, as a result of increased exposure from a higher level of underwriting in recent years, a strengthening of the contract underwriting reserve for remedies was necessary.

Interest Expense.    Interest expense attributable to our mortgage insurance business for the third quarter of 2005 was $6.8 million, compared to $4.7 million for the third quarter of 2004. Both periods include interest on the parent company’s long-term debt that was allocated to the mortgage insurance segment.

Provision for Income Taxes.    The effective tax rate for the third quarter of 2005 was 31.0%, compared to 26.7% for the third quarter of 2004. The difference between the effective tax rate and the statutory rate of 35% reflects the significant investment in tax-advantaged securities. The higher tax rate in 2005 reflects a lower level of tax-advantaged securities compared to 2004.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

The following table summarizes our mortgage insurance segment’s results of operations for the nine months ended September 30, 2005 and 2004 (in thousands):

	Nine Months Ended September 30		% Change
	2005	2004	2005 vs. 2004
Net income	$206,904	$195,335	5.9%
Net premiums written	672,298	651,213	3.2
Net premiums earned	597,031	611,916	(2.4)
Net investment income	87,016	87,607	(0.7)
Gains on sales of investments	17,957	34,582	(48.1)
Change in fair value of derivative instruments	6,941	(3,821)	n/m
Other income	14,624	16,601	(11.9)
Provision for losses	259,703	300,162	(13.5)
Policy acquisition costs and other operating expenses	156,071	162,772	(4.1)
Interest expense	17,541	15,106	16.1
Provision for income taxes	83,350	73,510	13.4

Net Income.    Our mortgage insurance segment’s net income for the nine months ended September 30, 2005 was $206.9 million, an increase of $11.6 million or 5.9% compared to $195.3 million for the nine months ended September 30, 2004. This increase was primarily due to decreases in the provision for losses and an increase in change in fair value of derivative instruments, offset by decreases in net premiums earned and gains on sales of investments.

Net Premiums Written and Earned.    Net premiums written for the first nine months of 2005 were $672.3 million, a $21.1 million or 3.2% increase from $651.2 million for the comparable period of 2004. Net premiums earned for the nine months ended September 30, 2005 were $597.0 million, a $14.9 million or 2.4% decrease compared to $611.9 million for the nine months ended September 30, 2004. Approximately $26.9 million of the decline in net premiums earned reflects a decrease in premiums earned from non-traditional business such as second-lien and NIMs business. Partially offsetting this decline in net premiums earned was an increase in premiums earned from the primary insurance business as a result of a change in the product mix. Premiums earned from non-traditional business were $73.6 million for the nine months ended September 30, 2005, compared to $100.5 million for the nine months ended September 30, 2004 due to significant run off of NIMs business and, until recently, the low volume of second-lien business written. Premiums earned will fluctuate as the mix of premiums written changes. For the nine months ended September 30, 2005, the mix included a higher percentage of non-prime business, which has higher premium rates compared to the prime business because the level of expected loss associated with this type of insurance is higher than the expected loss associated with prime business.

Net Investment Income.    Net investment income attributable to our mortgage insurance business for the nine months ended September 30, 2005 was $87.0 million, compared to $87.6 million for the nine months ended September 30, 2004.

Gains on Sales of Investments and Change in Fair Value of Derivative Instruments.    Net gains on sales of investments in our mortgage insurance business were $18.0 million for the nine months ended September 30,

2005, compared to net gains of $34.6 million for the nine months ended September 30, 2004. This decrease was primarily related to the unusually high gains on sales of investments recorded in the first nine months of 2004 as a result of changes in asset allocation and investment execution strategies. Change in the fair value of derivatives was a gain of $6.9 million for the nine months ended September 30, 2005, compared to a loss of $3.8 million for the nine months ended September 30, 2004, primarily due to the sale of convertible securities with mark-to-market gains in 2005 and changes in the fair value of embedded options in convertible securities held in the investment portfolio due to market conditions.

Other Income.    Other income, which primarily includes income related to contract underwriting services, was $14.6 million for the nine months ended September 30, 2005, compared to $16.6 million for the nine months ended September 30, 2004.

Provision for Losses.    The provision for losses for the nine months ended September 30, 2005 was $259.7 million, compared to $300.2 million for the nine months ended September 30, 2004. Our mortgage insurance business experienced a decrease in claims paid in the nine months ended September 30, 2005; however, delinquencies at September 30, 2005 were up and were more concentrated in insured obligations that are seriously delinquent and are closer to foreclosure and therefore required a higher loss reserve.

Policy Acquisition Costs and Other Operating Expenses.    Policy acquisition costs were $48.6 million for the nine months ended September 30, 2005, compared to $56.8 million for the nine months ended September 30, 2004. This change was primarily the result of a $3.2 million acceleration of the amortization of policy acquisition costs in the second quarter of 2005 and an $11.6 million acceleration of the amortization of policy acquisition costs in the last six months of 2004. This acceleration of amortization related to prior years’ books of business that had cancelled more quickly than anticipated and resulted in a reduction in the base asset that was subject to amortization in 2005.

Other operating expenses were $107.4 million for the nine months ended September 30, 2005, an increase of $1.4 million or 1.3% compared to $106.0 million for the nine months ended September 30, 2004. For the nine months ended September 30, 2005, other operating expenses increased as a result of increased employee and software costs and the allocation of the write-off of debt issuance costs, partially offset by a decrease in the reserve for contract underwriting remedies. Contract underwriting expenses, including the impact of reserves for remedies for the nine months ended September 30, 2005 included in other operating expenses, were $26.5 million, compared to $37.5 million for the nine months ended September 30, 2004, a decrease of 29.3%. During the nine months ended September 30, 2004, we processed requests for remedies on less than 1% of loans underwritten but, as a result of increased underwriting in recent years, a strengthening of the contract underwriting reserve for remedies was necessary.

Interest Expense.    Interest expense attributable to our mortgage insurance business for the nine months ended September 30, 2005 was $17.5 million, compared to $15.1 million for the nine months ended September 30, 2004. Both periods include interest on the parent company’s long-term debt that was allocated to the mortgage insurance segment.

Provision for Income Taxes.    The effective tax rate for the first nine months of 2005 was 28.7%, compared to 27.3% for the first nine months of 2004. The difference between the effective tax rate and the statutory rate of 35% reflects the significant investment in tax-advantaged securities.

The following table provides selected information as of and for the periods indicated for our mortgage insurance segment:

	Three Months Ended			Nine Months Ended
($ thousands, unless specified otherwise)	September 30 2005	June 30 2005	September 30 2004	September 30 2005	September 30 2004
Provision for losses	$81,551	$80,225	$101,000	$259,703	$300,162
Reserve for losses	$580,964	$571,127	$533,060
Reserves for losses by category:
Primary Insurance
Prime	$164,626	$163,194	$152,653
Alt-A	156,937	160,504	150,138
A minus and below	169,135	158,154	147,939
Pool insurance	47,195	45,512	42,573
Seconds/NIMs/Other	43,071	43,763	39,757

Total	$580,964	$571,127	$533,060

Default Statistics
Primary Insurance
Prime
Number of insured loans	571,496	580,194	616,468
Number of loans in default	17,629	16,881	19,199
Percentage of total loans in default	3.08%	2.91%	3.11%

Alt-A
Number of insured loans	121,115	117,490	130,860
Number of loans in default	7,571	7,387	8,213
Percentage of total loans in default	6.25%	6.29%	6.28%
A minus and below
Number of insured loans	104,920	106,064	102,599
Number of loans in default	14,831	13,238	12,078
Percentage of loans in default	14.14%	12.48%	11.77%
Total
Number of insured loans	797,531	803,748	849,927
Number of loans in default	40,031	37,506	39,490
Percentage of loans in default	5.02%	4.67%	4.65%

Direct claims paid:
Prime	$24,369	$31,901	$36,036	$88,141	$105,683
Alt-A	17,498	19,573	21,123	59,403	64,025
A minus and below	21,310	20,024	25,223	62,218	71,666
Seconds	7,883	8,165	9,836	26,655	33,134

Total	$71,060	$79,663	$92,218	$236,417	$274,508

Average claim paid:
Prime	$23.6	$22.7	$22.5	$23.6	$23.8
Alt-A	36.5	34.3	36.5	35.9	39.0
A minus and below	27.6	25.6	26.3	26.5	26.8
Seconds	22.0	20.0	25.7	22.5	27.3
Total	$26.9	$25.2	$26.2	$26.5	$27.5

	Three Months Ended			Nine Months Ended
($ thousands, unless specified otherwise)	September 30 2005	June 30 2005	September 30 2004	September 30 2005	September 30 2004
States with highest claims paid:
Texas	$7,386	$8,218	$8,253	$24,271	$23,582
Georgia	5,396	6,783	6,855	19,987	24,846
Ohio	6,090	7,297	6,112	19,640	14,519
Michigan	6,023	5,217	4,317	15,978	12,659
Colorado	4,360	5,322	5,450	15,077	14,152
Percentage of total claims paid:
Texas	10.4%	10.3%	8.9%	10.3%	8.6%
Georgia	7.6	8.5	7.4	8.5	9.1
Ohio	8.6	9.2	6.6	8.3	5.3
Michigan	8.5	6.5	4.7	6.8	4.6
Colorado	6.1	6.7	5.9	6.4	5.2
Risk in force: ($ millions)
California	$2,521	$2,687	$3,253
Florida	2,419	2,450	2,449
Texas	1,531	1,504	1,477
New York	1,463	1,520	1,551
Georgia	1,219	1,218	1,253
Total risk in force:	$25,657	$25,987	$26,796

Percentage of total risk in force:
California	9.8%	10.3%	12.1%
Florida	9.4	9.4	9.1
Texas	6.0	5.8	5.5
New York	5.7	5.8	5.8
Georgia	4.8	4.7	4.7

	Three Months Ended
	September 30 2005		June 30 2005		September 30 2004
Primary new insurance written (“NIW”) ($ millions)
Flow	$7,066	55.7%	$6,128	47.3%	$9,123	78.1%
Structured	5,612	44.3	6,814	52.7	2,563	21.9

Total	$12,678	100.0%	$12,942	100.0%	$11,686	100.0%

Prime	$7,191	56.7%	$6,659	51.5%	$7,181	61.5%
Alt-A	3,719	29.3	3,512	27.1	2,633	22.5
A minus and below	1,768	14.0	2,771	21.4	1,872	16.0

Total	$12,678	100.0%	$12,942	100.0%	$11,686	100.0%

Total primary new insurance written by FICO(a) score ($ millions)
<=619	$1,532	12.1%	$2,586	20.0%	$1,581	13.5%
620-679	3,858	30.4	3,791	29.3	3,914	33.5
680-739	4,332	34.2	3,987	30.8	3,796	32.5
>=740	2,956	23.3	2,578	19.9	2,395	20.5

Total	$12,678	100.0%	$12,942	100.0%	$11,686	100.0%

Percentage of primary new insurance written
Monthlies	88%		85%		94%
Refinances	38%		48%		37%
95.01% LTV(b) and above	9%		9%		11%
ARMS	52%		56%		46%
Primary risk written ($ millions)
Flow	$1,752	67.6%	$1,516	53.2%	$2,287	73.9%
Structured	840	32.4	1,332	46.8	809	26.1

Total	$2,592	100.0%	$2,848	100.0%	$3,096	100.0%

Other risk written ($ millions)
Pool	$163		$248		$52
Seconds	322		49		70
NIMs	—		38		20
International	33		158		13
Other	150		—		—

Total other risk written	$668		$493		$155

Net Premiums Written ($ thousands)
Primary and Pool Insurance	$197,645		$191,012		$177,818
Seconds	18,370		17,530		15,130
NIMs	12,350		10,573		12,875
International	4,067		16,442		2,377
Other	3,358		714		885

Net Premiums Written	$235,790		$236,271		$209,085

Net Premiums Earned ($ thousands)
Primary and Pool Insurance	$181,748		$172,623		$169,684
Seconds	12,812		11,568		15,723
NIMs	12,906		9,737		18,521
International	583		1,022		500
Other	853		714		885

Net Premiums Earned	$208,902		$195,664		$205,313

Captive Reinsurance
Premiums ceded to captives ($ millions)	$22.0		$21.8		$22.6
% of total premiums	10.8%		11.2%		11.6%
NIW subject to captives ($ millions)	$2,701		$3,011		$3,988
% of primary NIW	21.3%		23.3%		34.1%
IIF(c) subject to captives	32.1%		33.6%		32.8%
RIF(d) subject to captives	34.0%		34.7%		34.6%

	Nine Months Ended
	September 30 2005		September 30 2004
Primary new insurance written (“NIW”) ($ millions)
Flow	$18,856	59.6%	$28,392	85.7%
Structured	12,808	40.4	4,726	14.3

Total	$31,664	100.0%	$33,118	100.0%

Prime	$18,133	57.3%	$21,462	64.8%
Alt-A	8,374	26.4	7,523	22.7
A minus and below	5,157	16.3	4,133	12.5

Total	$31,664	100.0%	$33,118	100.0%

Total primary new insurance written by FICO score ($ millions)
<=619	$4,561	14.4%	$3,381	10.2%
620-679	9,599	30.3	10,724	32.4
680-739	10,463	33.1	11,610	35.0
>=740	7,041	22.2	7,403	22.4

Total	$31,664	100.0%	$33,118	100.0%

Percentage of primary new insurance written
Monthlies	87%		93%
Refinances	42%		38%
95.01% LTV and above	10%		11%
ARMs	51%		39%

Primary risk written ($ millions)
Flow	$4,682	67.7%	$7,196	83.2%
Structured	2,232	32.3	1,448	16.8

Total	$6,914	100.0%	$8,644	100.0%

Other risk written ($ millions)
Pool	$467		$376
Seconds	381		132
NIMs	66		91
International	251		162
Other	661		—

Total other risk written	$1,826		$761

Net Premiums Written ($ thousands)
Primary and Pool Insurance	$564,841		$560,276
Seconds	47,701		48,311
NIMs	32,217		36,799
International	22,711		2,941
Other	4,828		2,886

Net Premiums Written	$672,298		$651,213

Net Premiums Earned ($ thousands)
Primary and Pool Insurance	$523,392		$511,453
Seconds	36,775		50,091
NIMs	32,431		46,610
International	2,110		876
Other	2,323		2,886

Net Premiums Earned	$597,031		$611,916

Captive Reinsurance
Premiums ceded to captives ($ millions)	$67.6		$64.5
% of total premium	11.4%		11.2%
NIW subject to captives ($ millions)	$7,998		$13,394
% of primary NIW	25.3%		40.4%

	Three Months Ended
	September 30 2005		June 30 2005		September 30 2004
Primary insurance in force ($ millions)
Flow	$82,827	75.8%	$85,093	78.5%	$90,964	78.8%
Structured	26,457	24.2	23,334	21.5	24,516	21.2

Total	$109,284	100.0%	$108,427	100.0%	$115,480	100.0%

Prime	$74,207	67.9%	$74,555	68.8%	$79,900	69.2%
Alt - A	21,137	19.3	19,869	18.3	22,393	19.4
A minus and below	13,940	12.8	14,003	12.9	13,187	11.4

Total	$109,284	100.0%	$108,427	100.0%	$115,480	100.0%

Primary risk in force ($ millions)
Flow	$20,283	79.1%	$20,795	80.0%	$22,234	83.0%
Structured	5,374	20.9	5,192	20.0	4,562	17.0

Total	$25,657	100.0%	$25,987	100.0%	$26,796	100.0%

Prime	$17,642	68.8%	$17,823	68.6%	$18,349	68.5%
Alt - A	4,518	17.6	4,651	17.9	5,166	19.3
A minus and below	3,497	13.6	3,513	13.5	3,281	12.2

Total	$25,657	100.0%	$25,987	100.0%	$26,796	100.0%

Total primary risk in force by FICO score ($ millions)
<=619	$3,278	12.8%	$3,319	12.8%	$3,169	11.8%
620-679	8,325	32.4	8,442	32.5	8,701	32.5
680-739	8,524	33.2	8,643	33.3	9,135	34.1
>=740	5,530	21.6	5,583	21.4	5,791	21.6

Total	$25,657	100.0%	$25,987	100.0%	$26,796	100.0%

Percentage of primary risk in force
Monthlies	91%		91%		92%
Refinances	37%		38%		37%
95.01% LTV and above	14%		13%		13%
ARMs	32%		32%		28%

Total primary risk in force by LTV ($ millions)
95.01% and above	$3,550	13.8%	$3,442	13.3%	$3,381	12.6%
90.01% to 95.00%	8,736	34.1	9,106	35.0	9,911	37.0
85.01% to 90.00%	9,606	37.4	9,902	38.1	10,119	37.8
85.00% and below	3,765	14.7	3,537	13.6	3,385	12.6

Total	$25,657	100.0%	$25,987	100.0%	$26,796	100.0%

Total primary risk in force by policy year ($ millions)
2001 and prior	$2,927	11.4%	$3,292	12.7%	$4,764	17.8%
2002	2,262	8.8	2,580	9.9	3,977	14.8
2003	6,224	24.3	7,180	27.6	10,094	37.7
2004	7,808	30.4	8,792	33.8	7,961	29.7
2005	6,436	25.1	4,143	16.0	—	—

Total	$25,657	100.0%	$25,987	100.0%	$26,796	100.0%

	Three Months Ended
	September 30 2005	June 30 2005	September 30 2004
Other risk in force ($ millions)
Pool	$2,639	$2,558	$2,363
Seconds	971	680	693
NIMs	283	311	365
International	436	416	186
Other	508	448	8

Total other risk in force	$4,837	$4,413	$3,615

Pool insurance
Number of insured loans	685,648	619,526	580,533
Number of loans in default	7,683	6,691	6,489
Percentage of loans in default	1.12%	1.08%	1.12%

	Three Months Ended				Nine Months Ended
	September 30 2005		September 30 2004		September 30 2005		September 30 2004
Alt-A Information
Primary new insurance written by FICO score ($ millions)
<=619	$24	0.7%	$36	1.4%	$31	0.4%	$81	1.1%
620-659	596	16.0	482	18.3	1,463	17.5	1,255	16.7
660-679	488	13.1	477	18.1	1,106	13.2	1,356	18.0
680-739	1,632	43.9	1,147	43.6	3,688	44.0	3,404	45.2
>=740	979	26.3	491	18.6	2,086	24.9	1,427	19.0

Total	$3,719	100.0%	$2,633	100.0%	$8,374	100.0%	$7,523	100.0%

Primary risk in force by FICO score ($ millions)
<=619	$50	1.1%	$80	1.5%
620-659	974	21.6	1,117	21.6
660-679	783	17.3	903	17.5
680-739	1,898	42.0	2,175	42.1
>=740	813	18.0	891	17.3

Total	$4,518	100.0%	$5,166	100.0%

Primary risk in force by LTV ($ millions)
95.01% and above	$228	5.0%	$415	8.0%
90.01% to 95.00%	1,462	32.4	1,842	35.7
85.01% to 90.00%	1,958	43.3	2,154	41.7
85.00% and below	870	19.3	755	14.6

Total	$4,518	100.0%	$5,166	100.0%

Primary risk in force by policy year ($ millions)
2001 and prior	$217	4.8%	$443	8.6%
2002	391	8.7	799	15.5
2003	1,034	22.9	2,067	39.9
2004	1,619	35.8	1,857	36.0
2005	1,257	27.8	—	—

Total	$4,518	100.0%	$5,166	100.0%

(a)	Fair Isaac and Company (“FICO”) credit scoring model.
(b)	Loan-to-value ratios. The ratio of the original loan amount to the value of the property.
(c)	Insurance in force.
(d)	Risk in force.

Results of Operations—Financial Guaranty

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

The following table summarizes the results of operations for our financial guaranty business for the quarters ended September 30, 2005 and 2004 (in thousands):

	Three Months Ended September 30		% Change
	2005	2004	2005 vs. 2004
Net income	$53,974	$36,387	48.3%
Net premiums written	78,118	73,445	6.4
Net premiums earned	56,734	58,735	(3.4)
Net investment income	23,069	21,687	6.4
Gains on sales of investments	3,849	2,570	49.8
Change in fair value of derivative instruments	41,617	5,097	n/m
Other income	287	381	(24.7)
Provision for losses	10,890	13,125	(17.0)
Policy acquisition costs and other operating expenses	31,868	27,023	17.9
Interest expense	4,282	2,743	56.1
Equity in net income of affiliates	(374)	2,033	n/m
Provision for income taxes	24,168	11,225	115.3

Net Income.    Our financial guaranty segment’s net income for the third quarter of 2005 was $54.0 million, a $17.6 million or 48.3% increase from $36.4 million for the third quarter of 2004. This increase was primarily due to an increase in the change in fair value of derivative instruments and a decrease in the provision for losses, partially offset by an increase in operating expenses.

Net Premiums Written and Earned.    Our financial guaranty segment’s net premiums written and earned for the third quarter of 2005 were $78.1 million and $56.7 million, respectively, compared to $73.4 million and $58.7 million, respectively, for the third quarter of 2004. Included in net premiums written and earned for the third quarter of 2005 were $13.4 million and $15.3 million, respectively, of credit enhancement fees on derivative financial guaranty contracts, compared to $16.4 million and $15.4 million, respectively, in the third quarter of 2004. The increase in net premiums written in the third quarter of 2005 compared to the third quarter of 2004 was attributable primarily to an increase in the public finance direct business.

Net Investment Income.    Net investment income attributable to our financial guaranty business was $23.1 million for the third quarter of 2005, compared to $21.7 million for the third quarter of 2004.

Gains on Sales of Investments and Change in Fair Value of Derivative Instruments.    Net gains on sales of investments, which includes an allocation from the parent company as well as the financial guaranty segment’s own sales, were $3.8 million for the third quarter of 2005, compared to a net gain of $2.6 million in the third quarter of 2004. The change in the fair value of derivative instruments was a gain of $41.6 million for the third quarter of 2005, compared to a gain of $5.1 million for the third quarter of 2004. The increase for the third quarter of 2005 was a result of the spread tightening related to synthetic collateralized debt obligations. During the third quarter of 2005, the financial guaranty segment received $1.8 million of recoveries on previous default payments related to derivative financial guaranty contracts. During the third quarter of 2004, the financial guaranty segment did not receive any amounts for early termination settlement proceeds on derivative financial guaranty contracts. We paid $15.6 million for default payments and received $1.9 million of recoveries on previous default payments in the third quarter of 2004.

Other Income.    Other income was $0.3 million for the quarter ended September 30, 2005, compared to $0.4 million for the quarter ended September 30, 2004. This slight decrease was primarily due to lower surveillance and advisory fees.

Provision for Losses.    The provision for losses was $10.9 million for the third quarter of 2005, compared to $13.1 million for the third quarter of 2004. This decrease was a result of a change in the mix of written business. Trade credit reinsurance business, which carries a higher loss ratio, was reduced from the prior year. The provision for losses represented 19.2% and 22.3% of net premiums earned for the third quarter of 2005 and 2004, respectively. Our financial guaranty business paid $7.4 million in claims for the third quarter of 2005 and $8.2 million in claims for the third quarter of 2004 related to a single manufactured housing transaction with Conseco Finance Corp. that was fully reserved for in 2003. We expect that losses related to this transaction will be paid out over the next several years.

We closely monitor our financial guaranty obligations and we use an internal classification process to identify and track troubled credits. We classify credits as “intensified surveillance credits” when we determine that continued performance is questionable and, in the absence of a positive change, may result in a claim. At September 30, 2005 and 2004, the financial guaranty segment had the following exposure on credits classified as intensified surveillance credits:

	September 30 2005		September 30 2004
($ in millions)	# of credits	Par Outstanding	# of credits	Par Outstanding
Less than $25	21	$86	30	$95
$25-$100	6	318	5	303
Greater than $100	1	248	1	146

Total	28	$652	36	$544

All of the credits with greater than $25 million in exposure identified at September 30, 2004 and six of the seven credits with greater than $25 million in exposure identified at September 30, 2005 were non-derivative financial guaranty contracts. We establish loss reserves on our non-derivative financial guaranty contracts as discussed below under “Critical Accounting Policies-Reserve for Losses.” We had allocated non-specific reserves of $20.8 million on two credits at September 30, 2005 and $9.8 million on one credit at September 30, 2004.

Included on the list of intensified surveillance credits at September 30, 2005 is a direct derivative financial guaranty contract, representing up to $247.5 million in exposure or approximately 38% of our total exposure to intensified credits at September 30, 2005. No other intensified surveillance credit represented more than 15% of our total exposure to these credits at September 30, 2005. We have not been required to pay any amounts to date with respect to this credit, which matures in 2013. However, $155.3 million or approximately 36% of the $427.5 million in total subordination underlying this credit has eroded since its inception in August 2001. If the subordination continues to deteriorate at this pace or a faster pace, we may in the future be required to pay a claim on this credit, although we cannot currently predict whether or when any such claim will arise, or the amount of any such claim. We do not establish reserves on our derivative financial guaranty contracts. Instead, gains and losses on direct derivative financial guaranty contracts are derived from internally generated models that take into account both credit and market spreads and are recorded on our condensed consolidated statements of income. At September 30, 2005, our model indicated that we had incurred only a minimal net loss on the derivative credit classified as intensified surveillance. See “Critical Accounting Policies—Derivative Instruments and Hedging Activity” for a discussion of how we account for derivatives under SFAS No. 133.

In addition to the foregoing, we also are continuing to monitor our Hurricane Katrina related exposures.

Policy Acquisition Costs and Other Operating Expenses.    Policy acquisition costs and other operating expenses were $31.9 million for the third quarter of 2005, compared to $27.0 million for the third quarter of 2004. Included in policy acquisition costs and other operating expenses for the third quarter of 2005 were $3.1 million of origination costs related to derivative financial guaranty contracts, compared to $2.0 million for the third quarter of 2004. There has been an increase in derivative business written recently compared to prior periods. The costs to originate derivative financial guaranty contracts, unlike traditional financial guaranty insurance, are expensed immediately rather than deferred. The expense ratio of 56.2% for the third quarter of 2005 was up from 46.0% for the third quarter of 2004 due to higher expenses in 2005 related to severance costs and higher expenditures in information technology.

Interest Expense.    Interest expense was $4.3 million for the third quarter of 2005, compared to $2.7 million for the third quarter of 2004. Both periods include interest on the parent company’s long-term debt that was allocated to the financial guaranty segment.

Equity in Net Income of Affiliates.    Equity in net income of affiliates for the financial guaranty segment for the third quarter of 2005 was a loss of $0.4 million compared to a $2.0 million gain for the third quarter of 2004, which was related to Primus. There was no comparable amount for the 2005 period because, following Primus’ public offering, we moved our investment in Primus to our equity investment portfolio at September 30, 2004 and we no longer record income or loss from Primus as equity in net income of affiliates.

Provision for Income Taxes.    The effective tax rate was 30.9% for the third quarter of 2005, compared to 23.6% for the third quarter of 2004. The tax rate for both periods reflects a higher percentage of pre-tax income coming from investment income, much of which is derived from investments in tax-advantaged securities. The lower tax rate for 2004 reflects the higher percentage of income from tax- advantaged securities compared to pre-tax income.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

The following table summarizes the results of operations for our financial guaranty business for the nine months ended September 30, 2005 and 2004 (in thousands):

	Nine Months Ended September 30		% Change
	2005	2004	2005 vs. 2004
Net income	$112,090	$86,353	29.8%
Net premiums written	155,668	144,014	8.1
Net premiums earned	159,608	154,801	3.1
Net investment income	67,015	63,981	4.7
Gains on sales of investments	9,449	3,711	154.6
Change in fair value of derivative instruments	38,569	6,507	n/m
Other income	870	1,235	(29.6)
Provision for losses	26,065	45,290	(42.4)
Policy acquisition costs and other operating expenses	88,196	69,529	26.8
Interest expense	10,854	9,039	20.1
Equity in net income of affiliates	(361)	1,400	n/m
Provision for income taxes	37,945	21,424	77.1

Net Income.    Our financial guaranty segment’s net income for the nine months ended September 30, 2005 was $112.1 million, a $25.7 million or 29.8% increase from $86.4 million for the nine months ended September 30, 2004. Net income for the nine months ended September 30, 2005 reflects a $4.1 million immediate after-tax reduction as a result of the first quarter 2005 recapture of business by one of our primary insurer customers. Net income for the nine months ended September 30, 2004 reflects a $10.3 million immediate after-tax reduction as a result of the first quarter 2004 recapture of business by another of our primary insurer customers. Net income for the nine months ended September 30, 2005, includes an increase in change in fair value of derivative instruments as a result of spread tightening and a decrease in the provisions for losses offset by increases in policy acquisition costs and operating expenses.

Net Premiums Written and Earned.    Net premiums written and earned for the nine months ended September 30, 2005 were $155.7 million and $159.6 million, respectively, compared to $144.0 million and $154.8 million, respectively, for the nine months ended September 30, 2004. Net premiums written and earned for the nine months ended September 30, 2005 reflect a reduction of $54.7 million and $4.5 million, respectively, related to the recapture of business in the first quarter of 2005. Net premiums written and earned for the nine months ended September 30, 2004 reflect a reduction of $96.4 million and $24.9 million, respectively, related to the recapture of business in the first quarter of 2004. Included in net premiums written and earned for the nine months ended September 30, 2005 were $36.8 million and $42.6 million, respectively, of credit enhancement fees on derivative financial guaranty contracts, compared to $55.1 million and $36.0 million, respectively, for the nine months ended September 30, 2004. The remaining decrease in premiums written and earned for the nine months ended September 30, 2005 was primarily due to a lower level of trade credit reinsurance and structured business.

The financial guaranty segment derives a substantial portion of its premiums written from a small number of direct primary insurers. In the first nine months of 2005 and 2004, two primary insurers accounted for $42.8 million and $60.0 million, respectively, of the financial guaranty segment’s gross written premiums. No other primary insurer accounted for more than 10% of the financial guaranty segment’s gross written premium.

Net Investment Income.    Net investment income attributable to our financial guaranty business was $67.0 million for the nine months ended September 30, 2005, compared to $64.0 million for the nine months ended September 30, 2004.

Gains on Sales of Investments and Change in Fair Value of Derivative Instruments.    Net gains on sales of investments were $9.4 million for the nine months ended September 30, 2005, compared to a net gain of $3.7 million for the nine months ended September 30, 2004. This increase primarily related to sales of convertible bonds in 2005 that were in a gain position. Change in the fair value of derivative instruments was a gain of $38.6 million for the nine months ended September 30, 2005, compared to a gain of $6.5 million for the nine months ended September 30, 2004, primarily related to the tightening of spreads on credit derivatives. The amount reported for the nine months ended September 30, 2004 included a $0.8 million loss related to the recapture in the first quarter of 2004. During the nine months ended September 30, 2005, the financial guaranty segment received $6.2 million of recoveries of previous default payments on financial guaranty contracts. During the nine months ended September 30, 2004, the financial guaranty segment received $4.0 million of recoveries of previous default payments on derivative financial guaranty contracts and paid $18.6 million for default payments.

Provision for Losses.    The provision for losses was $26.1 million for the nine months ended September 30, 2005, compared to $45.3 million for the nine months ended September 30, 2004. This decrease was due to favorable loss development, including a reduction in trade credit reinsurance reserves from prior years and a lower volume of trade credit reinsurance business which generally has a higher loss ratio. The provision for losses represented 16.3% of net premiums earned for the nine months ended September 30, 2005 (including the impact of the recapture that occurred in the first quarter of 2005), compared to 29.3% for the nine months ended September 30, 2004 (including the impact of the recapture that occurred in the first quarter of 2004). The provision for losses was 15.9% and 25.2% of net premiums earned for the nine months ended September 30, 2005 and 2004, respectively, excluding the impact of the respective recaptures. Our financial guaranty business paid $23.4 million in claims for the nine months ended September 30, 2005 and $23.3 million in claims for the nine months ended September 30, 2004 related to a single manufactured housing transaction with Conseco Finance Corp., a transaction for which we have established reserves equal to the entire exposure.

Policy Acquisition Costs and Other Operating Expenses.    Policy acquisition costs and other operating expenses were $88.2 million for the nine months ended September 30, 2005, compared to $69.5 million for the nine months ended September 30, 2004. Included in policy acquisition costs and other operating expenses for the nine months ended September 30, 2005 were $7.2 million of origination costs related to derivative financial guaranty contracts, compared to $5.1 million for the nine months ended September 30, 2004. The expense ratio of 55.3% for the nine months ended September 30, 2005 (including the impact of the 2005 recapture) was up from 44.9% for the nine months ended September 30, 2004 (including the impact of the 2004 recapture), due to the reversal of $9.8 million of policy acquisition costs in 2004 as a result of the 2004 recapture, and a $1.7 million increase in policy acquisition costs in 2005 due to the 2005 recapture along with slightly higher expenses in 2005 due to higher technology costs, higher origination costs related to derivative financial guaranty contracts, severance costs, and an increase in costs to support the London financial guaranty operations. The expense ratio was 52.7% for the nine months ended September 30, 2005 and 44.1% for the nine months ended September 30, 2004, excluding the impact of the respective recaptures in each year.

Interest Expense.    Interest expense was $10.9 million for the nine months ended September 30, 2005, compared to $9.0 million for the nine months ended September 30, 2004. Both periods include interest on the parent company’s long-term debt that was allocated to the financial guaranty segment.

Equity in Net Income of Affiliates.    Equity in net income of affiliates for the financial guaranty segment for the nine months ended September 30, 2005 was a loss of $0.4 million compared to a gain of $1.4 million for the nine months ended September 30, 2004, which was related to Primus. As previously mentioned, Primus is no longer contained in the equity in net income of affiliates line.

Provision for Income Taxes.    The effective tax rate was 25.3% for nine months ended September 30, 2005, compared to 19.9% for the nine months ended September 30, 2004. The higher tax rate for 2005 reflects higher pre-tax income and a lower percentage of pre-tax income from investment income, much of which is derived from investments in tax-advantaged securities.

The gross par originated by our financial guaranty segment for the periods indicated was as follows (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
Type	2005	2004	2005	2004
Public finance:
General obligation and other tax supported	$1,320	$933	$2,819	$2,326
Water/sewer/electric gas and investor-owned utilities	578	362	756	716
Healthcare	552	286	1,427	1,050
Airports/transportation	584	185	800	356
Education	289	98	363	424
Other municipal	24	—	81	126
Housing	30	27	93	96

Total public finance	3,377	1,891	6,339	5,094

Structured finance:
Collateralized debt obligations	4,801	542	7,772	1,570
Asset-backed	3	699	1,683	3,708
Other structured	408	—	582	190

Total structured finance	5,212	1,241	10,037	5,468

Total	$8,589	$3,132	$16,376	$10,562

The net par originated and outstanding was not materially different from the gross par originated and outstanding at September 30, 2005 and 2004 because we do not cede a material amount of business to reinsurers.

The following table shows the breakdown of premiums written and earned by our financial guaranty segment’s various products for each period:

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
	(in thousands)
Net premiums written:
Public finance direct	$22,539	$10,006	$51,285	$35,871
Public finance reinsurance	23,374	19,305	61,354	56,202
Structured direct	19,872	23,293	52,288	76,526
Structured reinsurance	3,092	6,407	16,355	23,813
Trade credit reinsurance	9,241	14,434	29,128	48,019

	78,118	73,445	210,410	240,431
Impact of recapture (1)	—	—	(54,742)	(96,417)

Total net premiums written	$78,118	$73,445	$155,668	$144,014

Net premiums earned:
Public finance direct	$7,651	$7,327	$24,667	$19,516
Public finance reinsurance	10,058	9,725	25,661	30,810
Structured direct	20,158	19,961	57,258	57,542
Structured reinsurance	4,544	7,285	15,563	24,948
Trade credit reinsurance	14,323	14,437	40,998	46,877

	56,734	58,735	164,147	179,693
Impact of recapture (1)	—	—	(4,539)	(24,892)

Total net premiums earned	$56,734	$58,735	$159,608	$154,801

(1)	Amounts recorded related to the immediate impact of the recapture of previously ceded business by one of the primary insurer customers of our financial guaranty reinsurance business in the first quarter of 2005 and in the first quarter of 2004.

Included in net premiums earned for the third quarter and first nine months of 2005 were refundings of $4.4 million, and $9.5 million, respectively, compared to $1.9 million and $4.2 million, respectively, for the same periods of 2004.

The following schedule depicts the expected amortization of the unearned premiums for the existing financial guaranty portfolio, assuming no advance refundings, as of September 30, 2005. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay financial guaranty obligations. Unearned premium amounts are net of prepaid reinsurance.

($ millions)	Ending Net Unearned Premiums	Unearned Premium Amortization	Future Installments	Total Premium Earnings
2005	$581.1	$38.8	$9.2	$48.0
2006	503.0	78.1	75.2	153.3
2007	444.9	58.1	62.0	120.1
2008	395.0	49.9	45.1	95.0
2009	355.2	39.8	38.1	77.9

2005 – 2009	355.2	264.7	229.6	494.3
2010 – 2014	208.8	146.4	75.0	221.4
2015 – 2019	106.8	102.0	16.2	118.2
2020 – 2024	43.3	63.5	9.8	73.3
After 2025	—	43.3	9.3	52.6

Total	—	$619.9	$339.9	$959.8

The following table shows the breakdown of claims paid and incurred losses for our financial guaranty segment for the periods indicated:

	Three Months Ended September 30		Nine Months Ended September 30
($ thousands)	2005	2004	2005	2004
Claims Paid:
Trade credit reinsurance	$6,550	$3,288	$16,778	$18,478
Other financial guaranty	1,015	7,474	12,932	24,640
Conseco Finance Corp.	7,443	8,225	23,393	23,307

	15,008	18,987	53,103	66,425
Impact of recapture (2)	—	—	—	11,488

Total	$15,008	$18,987	$53,103	$77,913

Incurred Losses:
Trade credit reinsurance	$7,120	$6,907	$14,433	$23,541
Other financial guaranty	3,770	6,218	11,632	21,749

Total	$10,890	$13,125	$26,065	$45,290

(2)	Comprised of claims payments related to the 2004 recapture of previously ceded business by one of the primary insurer customers of our financial guaranty reinsurance business.

The following table shows the breakdown of the reserve for losses and loss adjustment expenses for our financial guaranty segment at the end of each period indicated:

	September 30 2005	December 31 2004	September 30 2004
Financial Guaranty:
Case reserves	$62,426	$98,359	$97,758
Allocated non-specific	20,750	9,750	9,750
Unallocated non-specific	58,163	56,748	61,204

Trade Credit Reinsurance and Other:
Case reserves	28,133	34,126	38,372
IBNR (3)	42,164	42,397	36,759

Total	$211,636	$241,380	$243,843

(3)	Incurred but not reported.

The increase in the September 30, 2005 allocated non-specific reserve relates to a public finance credit with a total par outstanding of $34.6 million.

Results of Operations—Financial Services

Net income attributable to the financial services segment for the third quarter and first nine months of 2005 was $27.3 million and $99.4 million, respectively, compared to $27.6 million and $81.0 million, respectively, for the same periods of 2004. Equity in net income of affiliates was $47.1 million (pre-tax) for the third quarter of 2005, an increase of $3.2 million or 7.3% compared to $43.9 million (pre-tax) for the comparable period of 2004. For the first nine months of 2005 and 2004, equity in net income of affiliates (pre-tax) was $162.3 million and $129.2 million, respectively. C-BASS accounted for $20.7 million (pre-tax) of the total net income of affiliates in the third quarter of 2005, and $80.3 million (pre-tax) in the first nine months of 2005, compared to $18.1 million (pre-tax) and $72.6 million (pre-tax) in the comparable periods of 2004. This reflected the growth in C-BASS’ servicing income from the significant growth in the size of their serviced portfolio. C-BASS’ results could vary significantly from period to period because a portion of C-BASS’ income is dependent on its ability to sell mortgage-backed securities in the capital markets. These mortgage capital markets can be volatile, subject to changes in interest rates, credit spreads and liquidity. In addition, C-BASS owns many mortgage-backed securities which can be called for redemption, often in low interest rate environments, such as have existed recently, which can lead to volatility in its quarterly results, as can C-BASS’ requirement to mark many of their balance sheet components to market. Equity in net income of affiliates included $26.4 million (pre-tax) and $82.0 million (pre-tax) for Sherman in the third quarter and first nine months of 2005, respectively, compared to $25.8 million (pre-tax) and $56.5 million (pre-tax) in the comparable periods of 2004. This amount reflects growth in and strong collections on Sherman’s portfolio over the past several years and gains from the sale of certain portfolios of charged-off consumer assets and mortgage receivables in 2005.

RadianExpress, which was operating on a run-off basis until its shutdown, March 31, 2005, recorded negligible income and expense for the third quarter and first nine months of 2005.

Other

We are seeking to sell or otherwise dispose of the remaining assets and operations of Singer Asset Finance Company L.L.C. (“Singer”), a wholly-owned subsidiary of EFSG. Singer had been engaged in the purchase, servicing, and securitization of assets, including state lottery awards and structured settlement payments, and currently is operating on a run-off basis. Singer’s run-off operations consist of servicing and/or disposing of Singer’s previously originated assets and servicing its non-consolidated special purpose vehicles. The results of this subsidiary are not material to our financial results. At September 30, 2005, we had approximately $366 million and $345 million of non-consolidated assets and liabilities, respectively, associated with Singer special-purpose vehicles. Our investment in these special-purpose vehicles was $20.8 million at September 30, 2005. At December 31, 2004, we had $413 million and $392 million of non-consolidated assets and liabilities, respectively, associated with Singer special-purpose vehicles. Our investment in these special purpose vehicles at December 31, 2004 was $20.8 million.

Radian Asset Assurance has assumed the liabilities of another of our insurance subsidiaries, Van-American Insurance Company, Inc., which has been engaged on a run-off basis in reclamation bonds for the coal mining industry and surety bonds covering closure and post-closure obligations of landfill operations. Subject to the receipt of insurance department approval, we intend to dissolve Van-American Insurance Company Inc. during the fourth quarter of 2005. This business is not material to our financial results.

Through our ownership of EFSG, we owned an indirect 36.0% equity interest in EIC Corporation Ltd. (“Exporters”), an insurance holding company that, through its wholly-owned insurance subsidiary licensed in Bermuda, insures primarily foreign trade receivables for multinational companies. In December 2004, we sold our interest in Exporters for $4.0 million, recording a loss of $1.2 million on the sale. Our financial guaranty business has provided reinsurance capacity to Exporters on a quota-share, surplus-share and excess-of-loss basis.

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

Change in Contractual Obligations

On August 1, 2005, we used a portion of the proceeds from our June 7, 2005 issuance of senior notes to redeem all $219.3 million in principal amount outstanding of our senior convertible debentures due 2022. As a result of the redemption, the principal amount outstanding of our long-term debt was reduced to $747.4 million at September 30, 2005. Our 7.75% debentures that mature on June 1, 2011 will be the first to mature of our total long-term debt outstanding.

Investments

We are required to group assets in our investment portfolio into three categories: held to maturity, available for sale or trading securities. Fixed-maturity securities for which we have the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. Investments classified as available for sale are reported at fair value, with unrealized gains and losses (net of tax) reported as a separate component of stockholders’ equity as accumulated other comprehensive income. Investments classified as trading securities are reported at fair value, with unrealized gains and losses (net of tax) reported as a separate component of income. For securities classified as either available for sale or held to maturity, we conduct a quarterly evaluation of declines in market value of the investment portfolio asset basis to determine whether the decline is other-than-temporary. This evaluation includes a review of (1) the length of time and extent to which fair value is below amortized cost; (2) issuer financial condition; and (3) our intent and ability to retain our investment over a period of time to allow recovery in fair value. We use a 20% decline in price over four continuous quarters as a guide in identifying those securities that should be evaluated for impairment. For securities that have experienced rapid price declines or unrealized losses of less than 20% over periods in excess of four consecutive quarters, classification as other-than-temporary is considered. Factors influencing this consideration include an analysis of the security issuer’s financial performance, financial condition and general economic conditions. If the decline in fair value is judged to be other-than-temporary, the cost basis of the individual security is written down to fair value through earnings as a realized loss and the fair value becomes the new basis. At September 30, 2005 and 2004, there were no investments held in the portfolio that met these criteria. Realized gains and losses are determined on a specific identification method and are included in income. Other invested assets consist of residential mortgage-backed securities and forward foreign currency contracts and are carried at fair value.

At September 30, 2005, fixed-maturity investments available for sale had gross unrealized losses of $24.5 million. At September 30, 2005, equity securities available for sale had gross unrealized losses of $2.0 million. The length of time that those securities in an unrealized loss position at September 30, 2005 have been in an unrealized loss position, as measured by their September 30, 2005 fair values, was as follows:

(Dollar amounts in millions)	Number of Securities	Fair Value	Amortized Cost	Unrealized Loss
Less than 6 months	360	$727.5	$738.2	$10.7
6 to 9 months	163	164.3	168.7	4.4
9 to 12 months	41	41.4	43.5	2.1
More than 12 months	100	139.2	147.6	8.4

Subtotal	664	1,072.4	1,098.0	25.6
U.S. Treasury and Agency securities	17	78.4	79.3	.9

Total	681	$1,150.8	$1,177.3	$26.5

Of the 100 securities that have been in an unrealized loss position for more than 12 months, none has an unrealized loss of more than 20% of that security’s amortized cost and, in our judgment, none of the losses required recognition as other-than-temporary.

The contractual maturity of securities in an unrealized loss position at September 30, 2005 was as follows:

(Dollar amounts in millions)	Fair Value	Amortized Cost	Unrealized Loss
2005	$1.2	$1.2	$—
2006 – 2009	139.0	140.6	1.6
2010 – 2014	161.0	167.2	6.2
2015 and later	599.6	610.9	11.3
Mortgage-backed and other asset-backed securities	203.4	207.6	4.2
Redeemable preferred stock	28.7	29.9	1.2

Subtotal	1,132.9	1,157.4	24.5
Equity Securities	17.9	19.9	2.0

Total	$1,150.8	$1,177.3	$26.5

Liquidity and Capital Resources

Radian Group Inc., the parent company, acts primarily as a holding company for our insurance subsidiaries and does not have any significant operations of its own. Dividends from our subsidiaries and permitted payments to us under our tax- and expense-sharing arrangements with our subsidiaries, along with income from our investment portfolio and dividends from our affiliates (C-BASS and Sherman), are our principal sources of cash to pay stockholder dividends and to meet our obligations. These obligations include our operating expenses and interest and principal payments on debt. The payment of dividends and other distributions to us by our insurance subsidiaries is regulated by insurance laws and regulations. In general, dividends in excess of prescribed limits are deemed “extraordinary” and require insurance regulatory approval. In addition, although we have expense-sharing arrangements in place with our principal operating subsidiaries that require those subsidiaries to pay their share of holding company-level expenses, including interest expense on long-term debt, these expense-sharing arrangements are subject to termination at any time by the applicable state insurance departments. In addition, our insurance subsidiaries’ ability to pay dividends to us, and our ability to pay dividends to our stockholders, is subject to various conditions imposed by the rating agencies for us to maintain our ratings. If the cash we receive from our subsidiaries pursuant to expense- and tax-sharing arrangements is insufficient for us to fund our obligations, we may be required to seek capital by incurring additional debt, by issuing additional equity or by selling assets, which we may be unable to do on favorable terms, if at all. The need to raise additional capital or the failure to make timely payments on our obligations could have a material adverse effect on our business, financial condition and operating results.

During the nine months ended September 30, 2005, the parent company received $291.8 million in dividends from its mortgage insurance operating subsidiaries. In addition, on October 17, 2005, Radian Asset Assurance authorized a $100 million dividend to be paid to the parent company. Radian Asset Assurance paid $45 million of this dividend on October 26, 2005. The remaining amount of the dividend will be paid to the parent company during 2005. Under the applicable insurance regulations of their states of domicile, our mortgage insurance operating subsidiaries are not permitted to pay additional dividends to the parent company during the remainder of 2005 without prior insurance department approval, although additional payments are permitted to the parent company under our expense-sharing arrangements. Similarly, in light of its recently authorized dividend to the parent company, Radian Asset Assurance will be significantly restricted under New York Insurance laws in the amount that it may pay in dividends to the parent company during the next 12 months without first obtaining insurance department approval.

C-BASS paid $27.0 million and $32.5 million of dividends to one of our insurance subsidiaries during the nine months ended September 30, 2005 and 2004, respectively. Sherman paid $110.7 million and $49.8 million of dividends to one of our other insurance subsidiaries during the nine months ended September 30, 2005 and 2004, respectively. The distribution of these amounts to the parent company is subject to regulatory limitations.

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

Short-Term Liquidity Needs

Our liquidity needs over the next 12 months include funds for the payment of dividends on our common stock, debt service payments on our outstanding long-term debt, claim payments on our insured obligations and operating expenses. We expect to fund these requirements with amounts received under our expense-sharing arrangements or as dividends from our insurance operating subsidiaries, with dividends from our affiliates and from working capital.

Based on our current intention to pay quarterly common stock dividends of approximately $0.02 per share and assuming that our common stock outstanding remains constant at 82,985,879 shares outstanding at September 30, 2005, we would require approximately $6.6 million to pay our next four quarterly dividends. We will also require approximately $46.9 million annually to pay the debt service on our outstanding long-term debt. We expect to fund dividend and debt service payments with amounts received under our expense-sharing arrangements, dividends from our insurance operating subsidiaries and dividends from our affiliates, all of which we expect to be sufficient to make such payments for at least the next 12 months.

Our sources of working capital consist primarily of premiums written by our insurance operating subsidiaries and investment income at both the parent company and operating subsidiary levels. Working capital is applied primarily to the payment of our insurance operating subsidiaries’ claims, operating expenses and to fund our stock repurchase programs. Cash flows from operating activities for the nine month period ended September 30, 2005 were $445.0 million, compared to $283.7 million for the nine months ended September 30, 2004. The lower cash flow from operations amount in 2004 resulted primarily from the payment of $77.9 million made as a result of the recapture of previously ceded business that occurred in the first quarter of 2004 coupled with higher claims paid and operating expenditures. In 2005, we paid $37.6 million as a result of the recapture of previously ceded business that occurred in the first quarter of 2005. Positive cash flows are invested pending future payments of claims and other expenses.

We believe that the operating cash flows generated by each of our insurance subsidiaries will provide those subsidiaries with sufficient funds to satisfy their claim payments and operating expenses for at least the next 12 months. In the unlikely event that claim payment obligations and operating expenses exceed the operating cash flows generated by our insurance operating subsidiaries, we believe that we have the ability to fund any excess from sales of short-term investments. At September 30, 2005, the parent company had cash and liquid investment securities of $57.4 million. In the unlikely event that we are unable to fund excess claim payments and operating expenses through the sale of short-term investments, we may be required to incur unanticipated capital losses or delays in connection with the sale of less liquid securities held by the parent company. In any event, we do not anticipate the need for borrowings, under credit facilities or otherwise, to satisfy claim payment obligations or other operating expenses.

At September 30, 2005, we had plans to continue investing in significant information technology and infrastructure upgrades over the next two years at an estimated total cost of $20 million to $30 million, which are intended to benefit all of our business segments. In addition, we are making significant investments in upgrading our business continuity plan. We are using cash flows from operations to fund these expenditures.

Long-Term Liquidity Needs

Our most significant need for liquidity beyond the next twelve months is the repayment of the principal amount of our outstanding long-term debt. We expect to meet our long-term liquidity needs using excess working capital, sales of investments, borrowings under our credit facility or through the private or public issuance of debt or equity securities.

In February 2005, the SEC declared effective our $800 million universal shelf registration statement. On June 7, 2005, we issued under the shelf registration statement $250 million of unsecured senior notes at a price of 99.822% of their principal amount. These notes bear interest at the rate of 5.375% per annum, payable semi-annually on June 15 and December 15, beginning on December 15, 2005. The notes mature on June 15, 2015. We have the option to redeem some or all of the notes at any time with not less than 30 days’ notice at a redemption price equal to the greater of the principal amount of the notes or the sum of the present values of the remaining scheduled payments of principal and interest on the notes to be redeemed. We used a portion of the proceeds from the sale of the notes to redeem at par, on August 1, 2005, all $219.3 million in aggregate principal amount outstanding of our 2.25% Senior Convertible Debentures due 2022. We intend to use the balance of the proceeds for general corporate purposes. We may use the shelf registration statement to offer and sell additional debt securities and various other types of securities to the public. However, we may be unable to issue additional securities under the shelf registration statement or otherwise on favorable terms, if at all.

In February 2003, we issued $250 million of unsecured senior notes. These notes bear interest at the rate of 5.625% per annum, payable semi-annually on February 15 and August 15. These notes mature in February 2013. We have the option to redeem some or all of the notes at any time with not less than 30 days’ notice at a redemption price equal to the greater of the principal amount of the notes or the present values of the remaining scheduled payments of principal and interest on the notes to be redeemed.

In January 2002, we issued $220 million of senior convertible debentures due 2022. On January 3, 2005, we repurchased at the option of certain electing holders $663,000 in principal amount of the debentures. We redeemed the remaining $219.3 million in principal amount outstanding on August 1, 2005.

In May 2001, we issued $250 million of 7.75% debentures due June 1, 2011. Interest on the debentures is payable semi-annually on June 1 and December 1. We have the option to redeem some or all of the debentures at any time with not less than 30 days’ notice at a redemption price equal to the greater of the principal amount of the notes or the sum of the present values of the remaining scheduled payments of principal and interest on the notes to be redeemed.

On December 16, 2004, we replaced a $250 million unsecured revolving credit facility that expired in December 2004 with a $400 million unsecured facility, comprised of a $100 million 364-day facility that expires on December 15, 2005 and a $300 million five-year facility that expires on December 16, 2009. There were no drawdowns on the expired facility, and we have not drawn down any amounts under the new facility through September 30, 2005. Our ability to borrow under the new facility is subject to compliance with all applicable covenants. The new facility bears interest on any amounts drawn down at a rate dependent on our credit rating at the time of such borrowing. This rate will be calculated according to, at our option, a base rate or a Eurocurrency rate, plus an applicable margin and utilization fee. If necessary, we intend to use this facility for working capital and general corporate purposes.

In September 2004, Primus sold shares of its common stock in an initial public offering. We sold 177,556 shares of our Primus common stock in this offering and received approximately $2.2 million. In September 2005, we sold an additional 660,000 shares of Primus common stock pursuant to Securities Act Rule 144. We now own 4,084,506 shares or approximately 9.5% of Primus. These shares are not currently registered under the Securities Act, and therefore, are subject to limitations on their sale. The market value of this stock at September 30, 2005 was $44.4 million.

In September 2003, Radian Asset Assurance closed on $150 million of money market committed preferred custodial trust securities, pursuant to which it entered into a series of three perpetual put options on its own preferred stock to Radian Asset Securities Inc. (“Radian Asset Securities”), our wholly-owned subsidiary. Radian Asset Securities in turn entered into a series of three perpetual put options on its own preferred stock (on substantially identical terms to the Radian Asset Assurance preferred stock). The counterparties to the Radian Asset Securities put options are three trusts established by two major investment banks. The trusts were created as a vehicle for providing capital support to Radian Asset Assurance by allowing Radian Asset Assurance to obtain immediate access to additional capital at its sole discretion at any time through the exercise of one or more of the put options and the corresponding exercise of one or more corresponding Radian Asset Securities put options. If the Radian Asset Assurance put options were exercised, Radian Asset Securities, through the Radian Asset Assurance preferred stock thereby acquired, and investors, through their equity investment in the Radian Asset Securities preferred stock, would have rights to the assets of Radian Asset Assurance of an equity investor in Radian Asset Assurance. Such rights would be subordinate to policyholders’ claims, as well as to claims of general unsecured creditors of Radian Asset Assurance, but ahead of the parent company’s claims, through EFSG, as the owner of the common stock of Radian Asset Assurance. If all the Radian Asset Assurance put options were exercised, Radian Asset Assurance would receive up to $150 million in return for the issuance of its own perpetual preferred stock, the proceeds of which would be useable for any purpose, including the payment of claims. Dividend payments on the preferred stock will be cumulative only if Radian Asset Assurance pays dividends on its common stock. Each trust will be restricted to holding high quality, short-term commercial paper investments to ensure that it can meet its obligations under the put option. To fund these investments, each trust will issue its own auction market perpetual preferred stock. Each trust is currently rated “A” by each of S&P and Fitch.

Reconciliation of Net Income to Cash Flows from Operations

The following table reconciles net income to cash flows from operations for the nine months ended September 30, 2005 and 2004 (in thousands):

	September 30 2005	September 30 2004
Net income	$418,393	$362,684
Decrease in reserves	(7,338)	(1,989)
Deferred tax provision	42,994	78,509
Cash paid for clawback (1)	(37,645)	(76,882)
Increase in unearned premiums	120,037	120,459
Increase in deferred policy acquisition costs	(13,617)	(19,698)
Equity in earnings of affiliates	(161,946)	(130,580)
Distributions from affiliates (1)	137,661	82,300
Gains on sales and change in fair value of derivatives	(70,744)	(43,532)
Increase in prepaid federal income taxes (1)	(79,824)	(67,973)
Other	97,070	(19,587)

Cash flows from operations	$445,041	$283,711

(1)	Cash item.

Cash flows from operations for the nine months ended September 30, 2005 have increased compared to the comparable period of 2004. An increasing portion of our net income has been derived from our equity in earnings of affiliates, which is a non-cash item. This has been partially mitigated by higher distributions from our affiliates. Our claim payments in 2005 were lower than in 2004, which resulted in higher cash flows. We also increased cash flows by selling trading securities in 2005 and we received recoveries on derivative contract default payments made in prior years. We do not expect that net income will greatly exceed cash flows from operations in future periods.

Stock Repurchase Programs

Since September 2002, our board of directors has authorized four separate repurchase programs for the repurchase, in the aggregate, of up to 15.5 million shares of our common stock on the open market. At March 31, 2004, we had repurchased all 2.5 million shares under the initial program (announced September 24, 2002) at a cost of approximately $87.0 million. At March 31, 2005, we had repurchased an additional 5.0 million shares under the second program (announced May 11, 2004 and extended September 8, 2004) at a cost of approximately $235.9 million, and at June 30, 2005, we had repurchased all 5.0 million shares under the third program (announced February 15, 2005) at a cost of approximately $240.0 million. At September 30, 2005, we had repurchased 2.6 million of the 3.0 million shares authorized under the fourth repurchase program (announced August 9, 2005) at a cost of approximately $135.2 million. All share repurchases made to date were funded from available working capital, and were made from time to time depending on market conditions, share price and other factors.

We intend to continue to repurchase shares under the fourth program from time to time, depending on market conditions, share price and other factors. These repurchases will be funded from available working capital. We also may purchase shares on the open market to meet option exercise obligations and to fund 401(k) matches and purchases under our Employee Stock Purchase Plan. We may consider future stock repurchase programs.

Stockholders’ Equity

Stockholders’ equity decreased to $3.6 billion at September 30, 2005, from $3.7 billion at December 31, 2004. The approximate $0.1 billion decrease in stockholders’ equity resulted from our repurchase of approximately 9.9 million shares of our common stock, net of reissues, for approximately $493.5 million, a decrease in the market value of securities available for sale of $46.1 million, net of tax and dividends paid of $5.2 million, partially offset by net income of $418.4 million and proceeds from the issuance of common stock under incentive plans of $26.3 million.

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

In the mortgage insurance business, reserves for losses generally are not established until we are notified that a borrower has missed two payments. We also establish reserves for associated loss adjustment expenses (“LAE”), consisting of the estimated cost of the claims administration process, including legal and other fees and expenses associated with administering the claims process. Statement of Financial Accounting Standards (“SFAS”) No. 60, “Accounting and Reporting by Insurance Enterprises,” specifically excludes mortgage guaranty insurance from its guidance relating to the reserve for losses. We maintain an extensive database of claim payment history and use historical models, based on a variety of loan characteristics, including the status of the loan as reported by its servicer, as well as more static factors such as the estimated foreclosure period in the area where the default exists, to help determine the appropriate loss reserve at any point in time. As the delinquency proceeds toward foreclosure, there is more certainty around these estimates as a result of the aged status of the delinquent loan. If a default cures, the reserve for that loan is removed from the reserve for losses and LAE. This curing process causes an appearance of a reduction in reserves from prior years if the reduction in reserves from cures is greater than the additional reserves for those loans that are nearing foreclosure or have become claims. All estimates are continually reviewed and adjustments are made as they become necessary. We do not establish reserves for mortgages that are in default if we believe that we will not be liable for the payment of a claim with respect to that default. Consistent with GAAP and industry accounting practices, we do not establish loss reserves for expected future claims on insured mortgages that are not in default or believed to be in default.

In January 2005, we implemented a revised modeling process to assist us in establishing reserves in the mortgage insurance business. In recent years, with the growth in the Alt-A and other non-prime business, we realized that the change in the portfolio mix required us to segment the portfolio and evaluate the reserves required for each product differently. The previous model had been designed for a prime product only and needed to be updated with many years of additional data. The revised model differentiates between prime and non-prime products and takes into account the different loss development patterns and borrower behavior that is inherent in these products. The model calculates a range of reserves by product and a midpoint for each product based on historical factors. We then evaluate other conditions, such as current economic conditions, regional housing conditions and the reliability of historical data for new products, to determine if an adjustment to the midpoint calculated by the model is necessary.

We establish loss reserves on our non-derivative financial guaranty contracts. We establish case reserves for specifically identified impaired credits that have defaulted and allocated non-specific reserves for specific credits that we expect to default. In addition, we establish unallocated non-specific reserves for our entire portfolio based on estimated statistical loss probabilities. As discussed below, the reserving policies used by the financial guaranty industry are continuing to evolve and are subject to change.

Our financial guaranty loss reserve policy requires management to make the following key estimates and judgments:

•	Setting both case reserves and allocated non-specific reserves requires us to exercise judgment in estimating the severity of the claim that is likely to result from an identified event, which may be any amount up to the full amount of the insured obligation. The reliability of this estimate depends on the reliability of the information regarding the likely severity of the claim and the judgments made by management with respect to that information. Even when we are aware of the occurrence of an event that requires the establishment of a reserve, our estimate of the severity of the claim that is likely to result from that event may not be correct.

•	At September 30, 2005, we had case reserves on financial guaranty policies of $62.4 million. Of this amount, $57.0 million was attributable to a single manufactured housing transaction originated and serviced by Conseco Finance Corp. We are highly certain that we will suffer losses with respect to this insured obligation equal to the amount reserved, which equals the total amount of the remaining insured obligation. The case reserves also include $6.9 million attributable to 33 reinsured obligations on which our total par outstanding is $40.7 million. These reserves are established based on amounts conveyed to us by the ceding companies and confirmed by us. We do not have any reasonable expectation that the ultimate losses will deviate materially from the amount reserved. The remaining $(1.5) million of case reserves is attributable to salvage recoveries on three claims, partially offset by loss adjustment expense reserves on two insured credits.

•	At September 30, 2005 two credits were included in our allocated non-specific reserves of $20.8 million. We are highly certain that we will suffer losses with respect to these insured obligations equal to the amount reserved. These credits have a par amount of $43.8 million.

•	We establish unallocated non-specific reserves over time by applying expected default factors to the premiums earned during each reporting period on each credit for which we have not established a case reserve or an allocated non-specific reserve. The expected default factor for each credit is derived by dividing the expected losses on that credit over its life by the premiums expected to be earned on that credit over its life. The expected life-time losses for each credit are determined by multiplying the expected frequency of losses on that credit by the expected severity of losses on that credit and multiplying this number, the loss factor, by that credit’s outstanding par amount. The expected frequency and severity of losses for each credit are generated from three sources—two that are published by major rating agencies and one that is generated by a proprietary internal model—based on the product class, published rating and term to maturity for each credit. We set the expected life-time losses for each credit at the approximate mid-point of the range between the highest and lowest expected life-time loss factors generated by the rating agency and internally generated models. The default rates published by rating agencies tend to be very low because we primarily insure investment-grade obligations that, historically, have a very low probability of default. Although the default rate is low, the amount of losses upon default can be very high because we tend to insure large financial obligations. Because of the low incidence of losses on financial guaranty obligations, it is also very difficult to estimate the timing of losses on our insured obligations for which we have not yet established a case reserve or allocated non-specific reserve. The default factors for the nine months ended September 30, 2005 and the year ended December 31, 2004, approximated 10% of net premiums earned on public finance credits and 20% of net premiums earned on structured finance credits.

•	Our unallocated non-specific loss reserve at September 30, 2005 was $58.2 million. The range between the unallocated non-specific reserves that would have resulted from applying the highest and lowest default factors generated by any of the three models was approximately $31 million to $60 million, which we believe provides a reasonably likely range of expected losses. None of the product types that we insure accounted for a materially disproportionate share of the variability within that range.

•	At each balance sheet date, we also evaluate both the model-generated default factors and our unallocated non-specific reserves against management’s subjective view of qualitative factors to ensure that the default factors and the unallocated non-specific reserves represent management’s best estimate of the expected losses on our portfolio of credits for which we have not established a case reserve or an allocated non-specific reserve. These qualitative factors include existing economic and business conditions, overall credit quality trends resulting from industry, geographic, economic and political conditions, recent loss experience in particular segments of the portfolio, changes in underwriting policies and procedures and seasoning of the book of business. The macroeconomic factors that we evaluate are outside of our control and are subject to considerable variability. The company-specific factors that we evaluate also require us to make subjective judgments. In addition, a significant change in the size of our portfolio underlying the unallocated non-specific reserves, such as through the expiration of policies or the refunding or recapture of insured exposures, could require an adjustment to the default factors or our level of unallocated non-specific reserves. To date, our evaluation of these qualitative factors has not led us to adjust the default factors or our level of unallocated non-specific reserves. Our estimates of our reserves for losses and LAE for our financial guaranty segment’s other lines of business, primarily trade credit reinsurance, depend upon the receipt of accurate reports and individual loss estimates from ceding companies. The time lag in receiving reports on individual loss estimates in trade credit reinsurance is generally three to six months. We use historical loss information and make inquiries to the cedants of known events as a means of validating our loss assumptions while awaiting more formal updated reports. Any differences in viewpoints are resolved expeditiously and have historically not resulted in material adjustments. In addition, a reserve is included for losses and LAE incurred but not reported (“IBNR”), on trade credit reinsurance.

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

In January and February of 2005, we discussed with the SEC staff, both separately and together with other members of the financial guaranty industry, the differences in loss reserve practices followed by different financial guaranty industry participants. On June 8, 2005, the Financial Accounting Standards Board (the “FASB”) added a project to its agenda to consider the accounting by insurers for financial guaranty insurance. The FASB will consider several aspects of the insurance accounting model, including claims liability recognition, premium recognition and the related amortization of deferred policy acquisition costs. In addition, we also understand that the FASB may expand the scope of this project to include income recognition and loss reserving methodology in the mortgage insurance industry. Proposed and final guidance from the FASB regarding accounting for financial guaranty insurance is expected to be issued in 2006. When and if the FASB or the SEC reaches a conclusion on these issues, we and the rest of the financial guaranty and mortgage insurance industries may be required to change some aspects of our accounting policies. If the FASB or the SEC were to determine that we should account for our financial guaranty contracts differently, for example by requiring them to be treated solely as one or the other of short-duration or long-duration contracts under SFAS No. 60, this determination could impact our accounting for loss reserves, premium revenue and deferred acquisition costs, all of which are covered by SFAS No. 60. Management is unable to estimate what impact, if any, the ultimate resolution of this issue will have on our financial condition or operating results.

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

A summary of our derivative information, as of and for the periods indicated, is as follows:

Balance Sheet (In millions)	September 30 2005	December 31 2004	September 30 2004
Trading Securities
Amortized cost	$66.1	$65.4	$51.6
Fair value	90.0	86.3	48.9

Derivative financial guaranty contracts
Notional value	$19,550.0	$12,500.0	$12,000.0
Gross unrealized gains	$85.3	$74.9	$75.1
Gross unrealized losses	24.3	49.6	68.9

Net unrealized gains	$61.0	$25.3	$6.2

The components of the change in fair value of derivative instruments are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
Statements of Income (In millions)	2005	2004	2005	2004
Trading Securities	$11.4	$(11.3)	$2.4	$(6.1)
Gain on termination of Treasury rate lock	—	—	1.0	—
Derivative financial guaranty contracts	41.9	9.2	41.9	8.7

Net gains (losses)	$53.3	$(2.1)	$45.3	$2.6

The following table presents information at September 30, 2005 and December 31, 2004 related to net unrealized gains on derivative financial guaranty contracts (included in other assets or accounts payable and accrued expenses on our condensed consolidated balance sheets).

	September 30 2005	December 31 2004
	(in millions)
Balance at January 1	$25.3	$(16.1)
Net unrealized gains recorded	41.9	29.7
Settlements of derivatives contracts
Defaults
Recoveries	(6.2)	(4.0)
Payments	—	18.6
Early termination receipts	—	(2.9)

Balance at end of period	$61.0	$25.3

The application of SFAS No. 133, as amended, could result in volatility from period to period in gains and losses as reported on our condensed consolidated statements of income. These gains and losses result primarily from changes in corporate credit spreads, changes in the creditworthiness of underlying corporate entities, and the equity performance of the entities underlying the convertible investments. Any incurred gains or losses on such contracts would be recognized as a change in the fair value of derivatives. We are unable to predict the affect this volatility may have on our financial condition or results of operations.

In accordance with our risk management policies, we enter into derivatives to hedge the interest rate risk related to the issuance of certain series of our long-term debt. As of September 30, 2005, we were a party to two interest rate swap contracts relating to our 5.625% unsecured senior notes due 2013. These interest rate swaps are designed as fair value hedges that hedge the change in fair value of our long-term debt arising from interest rate movements. During 2005 and 2004, the fair value hedges were 100% effective. Therefore, the change in the fair value of the derivative instruments in our condensed consolidated statements of income was offset by the change in the fair value of the hedged debt. These interest-rate swap contracts mature in February 2013.

Terms of the interest rate swap contracts at September 30, 2005 were as follows (dollars in thousands):

Notional amount	$250,000
Rate received—Fixed	5.625%
Rate paid—Floating (a)	4.904%
Maturity date	February 15, 2013
Unrealized gain	$642

(a)	The September 30, 2005 six-month LIBOR forward rate at the next swap payment date plus 87.4 basis points.

In October 2004, we entered into transactions to lock in treasury rates that would have served as a hedge if we had issued long-term debt during such time. The notional value of the hedges was $120 million at a blended rate of 4.075%. At December 31, 2004, we had a $1.5 million unrealized gain recorded on the hedges. In January 2005, we discontinued the hedge arrangements and received payments from our counterparties. We realized a gain of $1.0 million at termination in 2005.

Deferred Policy Acquisition Costs

Costs associated with the acquisition of mortgage insurance business, consisting of compensation and other policy issuance and underwriting expenses, are initially deferred and reported as deferred policy acquisition costs. Because SFAS No. 60 specifically excludes mortgage guaranty insurance from its guidance relating to the amortization of deferred policy acquisition costs, amortization of these costs for each underwriting year book of business is charged against revenue in proportion to estimated gross profits over the estimated life of the policies using the guidance provided by SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments.” This includes accruing interest on the unamortized balance of deferred policy acquisition costs. Estimates of expected gross profit including persistency and loss development assumptions for each underwriting year used as a basis for amortization are evaluated regularly, and the total amortization recorded to date is adjusted by a charge or credit to our condensed consolidated statements of income if actual experience or other evidence suggests that earlier estimates should be revised. Considerable judgment is used in evaluating these factors when updating the assumptions. The use of different assumptions would have a significant effect on the amortization of deferred policy acquisition costs. We regularly evaluate our assumptions used in deferring costs related to originations, and make adjustments if appropriate.

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

Recent Accounting Pronouncements

In March 2004, the FASB Emerging Issues Task Force (“EITF”) reached a consensus regarding EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The

consensus provides guidance for recognizing other-than-temporary impairments on several types of investments, including debt securities classified as held to maturity and available for sale under SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities.”

In late 2004, the FASB ratified EITF Issue 04-08 “The Effects of Contingently Convertible Instruments on Diluted Earnings per Share,” which requires that, effective beginning with reporting periods after December 15, 2004, contingently convertible debt be included in calculating diluted earnings per share regardless of whether the contingent feature has been met. For the three and nine month periods ended September 30, 2005, diluted earnings per share included a $0.03 and $0.14 per share decrease, respectively, related to shares that were subject to issuance upon conversion of our contingently convertible debt. Our 2004 earnings per share amounts for the three and nine months ended September 30, 2004 included a $0.04 and $0.12 per share decrease, respectively, and have been restated from that previously reported to comply with the requirements of EITF Issue 04-08, as ratified. We redeemed all $219.3 million in principal amount outstanding of our senior convertible debentures due 2022 on August 1, 2005.

In December 2004, the FASB issued Statement 123 (revised) (“SFAS No. 123R”) that will require compensation costs related to share-based payment transactions to be recognized in an issuer’s financial statements. The compensation costs, with limited exceptions, will be measured based on the grant-date fair value of the equity or liability instrument issued. In October 2005, the FASB issued Staff Position No. FAS 123(R)-2 “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R),” to provide guidance on the application of the term “grant date” in SFAS No. 123R. In accordance with this staff position, which is to be applied upon our initial adoption of SFAS No. 123R, the grant date of an award shall be the date the award is approved by our board of directors if, at such time, (1) the recipient of the award does not have the ability to negotiate the key terms and conditions of the award and (2) the key terms of the award are expected to be communicated to the recipients within a relatively short time period after the date of approval.

Under SFAS No. 123R, liability awards will be required to be re-measured each reporting period. Compensation cost will be recognized over the periods that an employee provides service in exchange for the award. SFAS No. 123R replaces SFAS No. 123 and supersedes APB 25. This statement is effective beginning with the first quarter of an issuer’s fiscal year that begins after June 15, 2005 (the quarter ending March 31, 2006 for us) and applies to all awards granted after the effective date. It is our intention to use the modified prospective method in implementing SFAS No. 123R, which requires the reporting of the cumulative effect of applying this statement as of that date. Management is in the process of reviewing this pronouncement and assessing the impact it will have on our financial statements.

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections,” a replacement for Accounting Principles Board (“APB”) Opinion No. 20 and FASB Statement No. 3. Statement No. 154 changes the requirements for the accounting and reporting of a change in accounting principle and applies to all voluntary changes in accounting principles, as well as to changes required by an accounting pronouncement that does not include specific transition provisions. Statement No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Management will implement the requirements of SFAS No. 154 after its effective date, as applicable.

In July 2005, the FASB issued an exposure draft on a proposed interpretation of SFAS No. 109, “Accounting for Income Taxes.” This exposure draft is designed to end the diverse accounting methods used for accounting for uncertain tax positions. The proposed model is a benefit recognition model and stipulates that a benefit from a tax position should only be recorded when it is probable. The benefit should be recorded at management’s best estimate. The proposed interpretation would be effective as of the end of the first annual period after December 15, 2005. The FASB expects to issue a final interpretation on this exposure draft, which would include amendments, in the first quarter of 2006. Any changes to net assets as a result of applying the proposed interpretation would be recorded as a cumulative effect of a change in accounting principle. This exposure draft, if adopted in its currently proposed form, is likely to have a significant negative non-cash impact on our reported earnings per share at the time of adoption. In addition, this proposal, if adopted, could cause greater volatility in reported earnings both positively and negatively as exposure items are identified and then subsequently expire. Based on our current review of the exposure draft, we do not believe this impact will materially affect our book value at the time of adoption.

In September 2005, the FASB issued an exposure draft that would amend FASB Statement No. 128, “Earnings per Share.” This exposure draft is designed to clarify guidance for mandatorily convertible instruments, the treasury stock method, contracts that may be settled in cash or shares and contingently issuable shares. The proposed changes to SFAS No. 128 would be effective for interim and annual periods ending after June 15, 2006. The proposed amendments to SFAS No. 128 would require retrospective application, except for those contracts that are settled in cash prior to adoption of the proposed changes or modified prior to adoption to require a cash settlement. We are in the process of reviewing and assessing the potential impact, if any, that this exposure draft, if adopted in its currently proposed form, may have on earnings per share to be reported.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We manage our investment portfolio in an attempt to achieve safety and liquidity, while seeking to maximize total return. We believe that we can achieve these objectives by active portfolio management and intensive monitoring of investments. Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments. The primary market risks that impact the value of financial instruments included in our investment portfolio are risks related to interest rates, defaults, prepayments, and declines in equity prices. Interest rate risk is the price sensitivity of a fixed income security to changes in interest rates. We view these potential changes in price within the overall context of asset and liability management. Our analysts estimate the payout pattern of the mortgage insurance loss reserves to determine their duration, which are the weighted average payments expressed in years. We set duration targets for fixed income investment portfolios that we believe mitigate the overall effect of interest rate risk. In April 2004, we entered into interest-rate swaps that, in effect, converted a portion of our fixed-rate long-term debt to a spread over the six-month LIBOR plus 87.4 basis points for the remaining term of the debt. At September 30, 2005, the market value and cost of our equity securities were $314.7 million and $251.8 million, respectively. In addition, the market value and cost of our long-term debt at September 30, 2005 were $778.6 million and $747.4 million, respectively.

Item 4.	Controls and Procedures.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

As we previously reported in our Annual Report on Form 10-K for the year ended December 31, 2004, in January 2004, a complaint was filed in the United States District Court for the Eastern District of Pennsylvania against Radian Guaranty by Whitney Whitfield and Celeste Whitfield seeking class action status on behalf of a nationwide class of consumers who allegedly were required to pay for private mortgage insurance provided by Radian Guaranty and whose loans allegedly were insured at more than Radian Guaranty’s “best available rate,” based upon credit information obtained by Radian Guaranty. The action alleged that the Fair Credit Reporting Act (“FCRA”) requires a notice to borrowers of such “adverse action” and that Radian Guaranty violated FCRA by failing to give such notice. The action sought statutory damages, actual damages, or both, for the people in the class, and attorneys’ fees, as well as declaratory and injunctive relief. The action also alleged that the failure to give notice to borrowers in the circumstances alleged is a violation of state law applicable to sales practices and sought declaratory and injunctive relief for this alleged violation.

On September 6, 2005, the federal district court heard oral arguments on Radian Guaranty’s motion for summary judgment, and on October 21, 2005, the court granted Radian Guaranty’s motion for summary judgment. The court held that mortgage insurance transactions between mortgage lenders and mortgage insurers are not consumer credit actions and are not subject to the notice requirements of FCRA. This ruling may, and likely will, be appealed. Similar cases, at least three of which are still pending, have been brought against several other mortgage insurers. We intend to vigorously defend any appeal of this action and any future actions concerning FCRA that may be brought against us. We cannot assure you that we will have continued success defending this case if it is appealed or against similar lawsuits that may be brought against us.

In addition to the above litigation, we are involved in litigation that has arisen in the normal course of our business. We are contesting the allegations in each such pending action and believe, based on current knowledge and after consultation with counsel, that the outcome of such litigation will not have a material adverse effect on our consolidated financial position and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c) The following table provides information about repurchases by us (and our affiliated purchasers) during the quarter ended September 30, 2005 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
7/01/2005 to 7/31/2005	—	—	—	—
8/01/2005 to 8/31/2005	918,100	$53.08	918,100	2,081,900
9/01/2005 to 9/30/2005	1,658,600	$52.16	1,658,600	423,300

Total	2,576,700	$52.48	2,576,700

(1)	On August 9, 2005, we announced that our board of directors had authorized the repurchase of up to 3.0 million shares of our common stock on the open market under a new repurchase plan. Share purchases under this new plan are funded from available working capital and are made from time to time depending on the market conditions, share price and other factors. This program does not have an expiration date.
(2)	Amounts shown in this column reflect the number of shares remaining under the 3.0 million share stock repurchase program referenced in Note 1 above.

Item 6.	Exhibits.

Exhibits

Exhibit No.	Exhibit Name
+10.1	Form of Change of Control Agreement between Radian Group Inc. and each of Paul F. Fischer and C. Robert Quint (dated January 25, 1995), Howard S. Yaruss (dated October 30, 1997), Roy J. Kasmar (dated March 12, 1999), Bruce Van Fleet (dated July 19, 2000), John Calamari and Mark Casale (dated November 9, 2004), Robert Croner (dated November 9, 2004, striking the words “2.0 times” from Section 3(b)), Suzanne Hammett (dated July 11, 2005, replacing the words “2.0 times” with “1.5 times” in Section 3(b)) and Stephen Cooke (dated July 19, 2005, striking the words “2.0 times” from Section 3(b)) (1)

+*10.2	Certain Compensation Arrangements with Directors for 2005

+10.3	Retention Agreement by and between Radian Group Inc. and Stephen Cooke, dated September 26, 2005 (2)

*11	Statement re: Computation of Per Share Earnings

*31	Rule 13a – 14(a) Certifications

*32	Section 1350 Certifications

*	Filed herewith.
+	Management contract, compensatory plan or arrangement.
(1)	Incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed on April 1, 2002.
(2)	Incorporated by reference to our Current Report on Form 8-K dated September 26, 2005 and filed on September 29, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Radian Group Inc.

Date: November 4, 2005	/s/ C. ROBERT QUINT
C. Robert Quint
Executive Vice President and Chief Financial Officer

/s/ JOHN J. CALAMARI
John J. Calamari
Senior Vice President and Corporate Controller

EXHIBIT INDEX

Exhibit No.	Exhibit Name
+10.1	Form of Change of Control Agreement between Radian Group Inc. and each of Paul F. Fischer and C. Robert Quint (dated January 25, 1995), Howard S. Yaruss (dated October 30, 1997), Roy J. Kasmar (dated March 12, 1999), Bruce Van Fleet (dated July 19, 2000), John Calamari and Mark Casale (dated November 9, 2004), Robert Croner (dated November 9, 2004, striking the words “2.0 times” from Section 3(b)), Suzanne Hammett (dated July 11, 2005, replacing the words “2.0 times” with “1.5 times” in Section 3(b)) and Stephen Cooke (dated July 19, 2005, striking the words “2.0 times” from Section 3(b)) (1)

+*10.2	Certain Compensation Arrangements with Directors for 2005

+10.3	Retention Agreement by and between Radian Group Inc. and Stephen Cooke, dated September 26, 2005 (2)

*11	Statement re: Computation of Per Share Earnings

*31	Rule 13a – 14(a) Certifications

*32	Section 1350 Certifications

*	Filed herewith.
+	Management contract, compensatory plan or arrangement.
(1)	Incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed on April 1, 2002.
(2)	Incorporated by reference to our Current Report on Form 8-K dated September 26, 2005 and filed on September 29, 2005.