Form 10-K
period 2005-12-31
RADIAN GROUP INC
filed 2006-03-09
CIK 890926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 1-11356

RADIAN GROUP INC.

(Exact name of registrant as specified in its charter)

Delaware	23-2691170
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1601 Market Street, Philadelphia, PA	19103
(Address of principal executive offices)	(Zip Code)

(215) 231-1000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.001 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☒ NO ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☒                    Accelerated filer ☐                    Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of June 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $4,012,075,963 based on the closing sale price as reported on the New York Stock Exchange. Excluded from this amount is the value of all shares beneficially owned by executive officers and directors of the registrant. These exclusions should not be deemed to constitute a representation or acknowledgement that any such individual is, in fact, an affiliate of the registrant or that there are not other persons or entities who may be deemed to be affiliates of the registrant.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 83,159,404 shares of common stock, $.001 par value per share, outstanding on February 28, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Document	Form 10-K Reference
Definitive Proxy Statement for the Registrant’s 2006 Annual Meeting of Stockholders to be held on May 9, 2006.	Part III (Items 10 through 14)

Forward Looking Statements — Safe Harbor Provisions

All statements in this report that address events, developments or results that we expect or anticipate may occur in the future are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the U.S. Private Securities Litigation Reform Act of 1995. In most cases, forward-looking statements may be identified by words such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “goal,” “contemplate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue” or the negative or other variations on these words and other similar expressions. These statements are made on the basis of management’s current views and assumptions with respect to future events. The forward-looking statements, as well as our prospects as a whole, are subject to risks and uncertainties, including the following:

•	changes in general financial and political conditions, such as extended national or regional economic recessions, changes in housing values, population trends and changes in household formation patterns, changes in unemployment rates, changes or volatility in interest rates, changes in the way investors perceive the strength of private mortgage insurers or financial guaranty providers, investor concern over the credit quality of municipalities and corporations and specific risks faced by the particular businesses, municipalities or pools of assets covered by our insurance;

•	economic changes or catastrophic events in geographic regions where our mortgage insurance or financial guaranty insurance in force is more concentrated;

•	the loss of a customer for whom we write a significant amount of our mortgage insurance or financial guaranty insurance;

•	increased severity or frequency of losses associated with certain of our products that are riskier than traditional mortgage insurance or financial guaranty insurance policies;

•	changes in persistency rates of our mortgage insurance policies caused by changes in refinancing activity, appreciating or depreciating home values and changes in the mortgage insurance cancellation requirements of mortgage lenders and investors;

•	downgrades of, or other ratings actions with respect to, our credit ratings or the insurance financial strength ratings assigned by the major rating agencies to any of our rated operating subsidiaries at any time, which actions have occurred in the past;

•	heightened competition for our mortgage insurance business from others such as the Federal Housing Administration and the Veterans’ Administration or other private mortgage insurers, from alternative products such as “80-10-10” loans or other forms of simultaneous second loan structures used by mortgage lenders, from investors using forms of credit enhancement other than mortgage insurance as a partial or complete substitution for private mortgage insurance and from mortgage lenders that demand increased participation in revenue sharing arrangements such as captive reinsurance arrangements;

•	changes in the charters or business practices of Fannie Mae and Freddie Mac, the largest purchasers of mortgage loans that we insure;

•	heightened competition for financial guaranty business from other financial guaranty insurers, from other forms of credit enhancement such as letters of credit, guaranties and credit default swaps provided by foreign and domestic banks and other financial institutions and from alternative structures that permit insurers to securitize assets more cost-effectively without the need for other credit enhancement of the types we offer;

•	the application of existing federal or state consumer, lending, insurance and other applicable laws and regulations, or unfavorable changes in these laws and regulations or the way they are interpreted;

•	the possibility that we may fail to estimate accurately the likelihood, magnitude and timing of losses in connection with establishing loss reserves for our mortgage insurance or financial guaranty businesses or to estimate accurately the fair value amounts of derivative financial guaranty contracts in determining gains and losses on these contracts;

•	increases in claim frequency as our mortgage insurance policies age; and

•	vulnerability to the performance of our strategic investments.

For more information regarding these risks and uncertainties as well as certain additional risks that we face, you should refer to the risk factors detailed in Part I, Item 1A of this report. We caution you not to place undue reliance on these forward-looking statements, which are current only as of the date on which we filed this report. We do not intend to, and we disclaim any duty or obligation to, update or revise any forward-looking statements made in this report to reflect new information or future events or for any other reason.

Part I

Item 1.	Business

General

We are a global credit risk management company. Our strategic objective is to prudently grow our core mortgage credit enhancement business while providing value to our clients in the acquisition, management and distribution of credit risk, both in domestic and international markets. We develop and deliver innovative financial solutions by applying our credit risk expertise and structured finance capabilities to the credit enhancement needs of the capital markets worldwide.

Based on this foundation of credit risk evaluation and expertise, we offer products and services through three primary business lines: mortgage insurance, financial guaranty and financial services:

•	Our mortgage insurance business provides credit protection for mortgage lenders and other financial services companies on residential mortgage assets through traditional mortgage insurance as well as other mortgage-backed structured products.

•	Our financial guaranty business insures and reinsures credit-based risks and provides synthetic credit protection on various asset classes through the use of credit default swaps.

•	Our financial services business consists mainly of our 46% ownership interest in Credit-Based Asset Servicing and Securitization LLC (“C-BASS”)—a mortgage investment and servicing firm specializing in credit-sensitive, single-family residential mortgage assets and residential mortgage-backed securities—and our 34.58% ownership interest in Sherman Financial Services Group LLC (“Sherman”)—a consumer asset and servicing firm specializing in credit card and bankruptcy plan consumer assets.

The following shows the contribution to net income and equity created by our three business lines in 2005:

	Net Income	Equity
Mortgage Insurance	51%	57%
Financial Guaranty	23%	34%
Financial Services	26%	9%

A summary of financial information for each of our operating segments and a discussion of net premiums earned attributable to our domestic and international operations for each of the last three fiscal years is included in “Segment Reporting” in Note 2 to our Consolidated Financial Statements.

We began conducting business as CMAC Investment Corporation, a Delaware corporation, following our spin-off from Commonwealth Land Title Insurance Company through an initial public offering on November 6, 1992. On June 9, 1999, we merged with Amerin Corporation and were renamed Radian Group Inc. As further described below, on February 28, 2001, we acquired Enhance Financial Services Group Inc. (“EFSG”), a New York-based insurance holding company that principally provides financial guaranty insurance and reinsurance. Our principal executive offices are located at 1601 Market Street, Philadelphia, Pennsylvania 19103, and our telephone number is (215) 231-1000.

We maintain a website with the address www.radian.biz. We are not including or incorporating by reference the information contained on our website into this report. We make available on our website, free of charge and as soon as reasonably practicable after we file with, or furnish to, the Securities and Exchange Commission (“SEC”), copies of our most recently filed Annual Report on Form 10-K, all Quarterly Reports on Form 10-Q and all Current Reports on Form 8-K, including all amendments to those reports. In addition, copies of our guidelines of corporate governance, code of business conduct and ethics (which includes the code of ethics applicable to our chief executive officer, principal financial officer and principal accounting officer) and the governing charters for each committee of our board of directors are available free of charge on our website, as well as in print to any stockholder upon request.

Mortgage Insurance Business

Our mortgage insurance business provides credit-related insurance coverage, principally via private mortgage insurance, and risk management services to mortgage lending institutions located throughout the United States and select countries overseas. We provide these products and services through our wholly-owned subsidiaries, Radian Guaranty Inc. (“Radian Guaranty”), Radian Insurance Inc. (“Radian Insurance”) and Amerin Guaranty Corporation (“Amerin Guaranty”). Private mortgage insurance protects mortgage lenders from all or a portion of default-related losses on residential first mortgage loans made mostly to home buyers who make down payments of less than 20% of the home’s purchase price. Private mortgage insurance also facilitates the sale of these mortgage loans in the secondary mortgage market, some of which are sold to the Federal Home Loan Mortgage Corp. (“Freddie Mac”) and the Federal National Mortgage Association (“Fannie Mae”). We sometimes refer to Freddie Mac and Fannie Mae collectively as “Government Sponsored Enterprises” or “GSEs.”

Our mortgage insurance business, through Radian Guaranty, offers primary and pool private mortgage insurance coverage on residential first-lien mortgages. At December 31, 2005, primary insurance on first-lien mortgages made up 90% of our total first-lien mortgage insurance risk in force and pool insurance on first-lien mortgages made up 10% of our total first-lien mortgage insurance risk in force. We use Radian Insurance to provide credit enhancement for mortgage-related capital market transactions and to write credit insurance on mortgage-related assets that monoline mortgage guaranty insurers are not permitted to insure, including net interest margin securities (“NIMs”), international insurance transactions, second-lien mortgages and credit default swaps (collectively, we refer to the risk associated with these transactions as “other risk in force”). We also insure second-lien mortgages through Amerin Guaranty. At December 31, 2005, other risk in force was 25.5% of our total mortgage insurance risk in force.

Premiums written and earned by our mortgage insurance business for the periods indicated were as follows:

	Year Ended December 31
	2005	2004	2003
	(In thousands)
Net premiums written:
Primary and Pool Insurance	$746,483	$751,604	$654,660
Seconds	61,803	62,480	47,688
NIMs	40,318	48,421	39,334
International	25,612	3,546	158
Domestic credit default swaps	3,132	—	—
Financial guaranty wrap	284	—	—

Net premiums written	$877,632	$866,051	$741,840

Net premiums earned:
Primary and Pool Insurance	$710,361	$688,875	$670,098
Seconds	52,220	64,777	40,970
NIMs	39,877	59,555	48,394
International	3,338	1,346	158
Domestic credit default swaps	817	—	—
Financial guaranty wrap	284	—	—

Net premiums earned	$806,897	$814,553	$759,620

Traditional Types of Coverage

Primary Mortgage Insurance

Primary mortgage insurance provides mortgage default protection on prime and non-prime mortgages at a specified coverage percentage. When there is a claim, the coverage percentage is applied to the claim amount—

which consists of the unpaid loan principal, plus past due interest and certain expenses associated with the default—to determine our maximum liability. We provide primary mortgage insurance on both a flow basis (which is loan by loan) and a structured basis (in which we insure a group of individual loans). See “Types of Transactions” in this Item 1 below. In 2005, we wrote $42.6 billion of primary mortgage insurance, of which 60.1% was originated on a flow basis and 39.9% was originated on a structured basis, compared to $44.8 billion of primary mortgage insurance written in 2004 of which 81.1% was originated on a flow basis and 18.9% was originated on a structured basis.

Persistency rates, defined as the percentage of insurance in force that remains on our books after any 12-month period, are a key indicator for the primary mortgage insurance industry. Because most of our insurance premiums are earned over time, higher persistency rates enable us to recover our policy acquisition costs. Therefore, higher persistency rates tend to increase the profitability of a mortgage insurer. At December 31, 2005, the persistency rate of our primary mortgage insurance was 58.2%, compared to 58.8% at December 31, 2004. Both of these figures are low relative to historical levels and reflect the high levels of refinancing that have occurred recently in the mortgage market.

Pool Insurance

We offer pool insurance on a selective basis. Generally, pool insured mortgages are similar to primary insured mortgages. Pool insurance differs from primary insurance in that our maximum liability is not limited to a specific coverage percentage on each individual mortgage. Instead, an aggregate exposure limit, or “stop loss,” generally between 1% and 10%, is applied to the initial aggregate loan balance on a group or “pool” of mortgages. In addition to a stop loss, many pool policies are “second to pay” or “second-loss” meaning that the insured must incur losses on the pool above a specified amount or deductible before any claim payments under the policy will be made. The deductible and stop loss features are effective in limiting our exposure on a specified pool. An insured pool of mortgages may contain mortgages that are already covered by primary mortgage insurance, and the pool insurance is secondary to any primary mortgage insurance that exists on mortgages within the pool.

We write the majority of our pool insurance in the form of credit enhancement on residential mortgage loans underlying residential mortgage-backed securities, whole loan sales and other structured transactions. We include our pool insurance on mortgages and on other mortgage-related assets in our financial results as well as other statistics related to our pool insurance.

Premium rates for our pool insurance business are generally lower than primary mortgage insurance rates due to the aggregate stop loss. Because of the generally lower premium rates and lack of exposure limits on individual loans associated with much of our pool insurance, the rating agency capital requirements for this product are generally more restrictive than for primary insurance. In 2005, we wrote $569 million of pool insurance risk, compared to $304 million of pool insurance risk written in 2004.

Modified Pool Insurance

We also write modified pool insurance, which differs from standard pool insurance in that it includes a stop loss feature for the entire pool as well as an exposure limit on each individual loan. Prior to 2005, modified pool insurance was classified as pool or primary insurance depending on the characteristics of the underlying loan. Beginning in 2005, all new insurance written as modified pool insurance was classified as primary insurance due to the nature of the loan.

Non-Traditional Credit Enhancement

Second-Lien Mortgages

In addition to insuring first-lien mortgages, to a lesser extent, we also provide primary or modified pool insurance on second-lien mortgages. Beginning in 2004, we began focusing our participation in these transactions to situations where there is a loss deductible or other first-loss protection that precedes our loss exposure. We wrote $668 million of second-lien mortgage insurance risk in 2005. Most of this represents business in which we are in a second-loss or shared-loss position. At December 31, 2005, we had $591 million of risk in force on second-lien mortgages in a first-loss position and $638 million of risk in force where we are in a second-loss position, compared to $598 million of risk in force in a first-loss position and $75 million of risk in force in a second- or shared-loss position at December 31, 2004. We present certain of our financial results and other statistics related to second-lien mortgages separately from our presentation of financial results and other statistics related to primary insurance.

Credit Enhancement on Net Interest Margin Securities

We provide credit enhancement on NIMs. A NIM represents the securitization of the excess cash flow from a mortgage-backed security. The majority of this excess cash flow consists of the spread between the interest-rate on the mortgage-backed security and the interest-rate on the underlying mortgages. Historically, issuers of mortgage-backed securities would have earned this excess interest over time as mortgages age, but recent market efficiencies have enabled these issuers to sell their residual interests to investors in the form of NIM bonds. We provide credit enhancement on these bonds. In 2005, we wrote $99 million of insurance risk on NIMs. At December 31, 2005, we had $261 million of risk in force on NIMs, compared to $318 million at December 31, 2004. These transactions are typically rated BBB and are all rated between A- and BB by Standard and Poor’s Insurance Rating Service (“S&P”) and Fitch Ratings Service (“Fitch”).

Domestic Credit Default Swaps

In our mortgage insurance business, we sell protection on residential mortgage-backed securities via credit default swaps, which we classify as credit derivatives. A credit default swap is an agreement to pay our counterparty should an underlying security or the issuer of such security suffer a specified credit event, such as nonpayment, downgrade or a reduction of the principal of the security as a result of defaults in the underlying collateral. A credit default swap operates much like a financial guaranty insurance policy in that our obligation to pay is absolute. Unlike with most of our mortgage insurance and financial guaranty products, however, our ability to engage in loss mitigation is generally limited. Further, in a credit default swap structure, there is no requirement that our counterparty hold the security for which credit protection is provided. This has the effect of greatly increasing the volume and liquidity in the market. In 2005, our mortgage insurance business wrote $180 million in notional value of credit protection on residential mortgage-backed securities in credit default swap form.

International Mortgage Insurance Operations

We carefully review and assess international markets for opportunities to expand our mortgage insurance operations in areas where we believe our business would produce acceptable risk adjusted returns. Our primary geographical focus includes locations in Europe, Asia and Australia. International mortgage insurance transactions can take the form of primary or pool mortgage insurance or credit default swaps.

During 2005, we increased the level of mortgage insurance business that we have been writing internationally. On several occasions, we have provided credit protection on pools of mortgages (including mortgage-backed securities in credit default swap form) in the United Kingdom (“U.K.”) and in the Netherlands, and we have applied for authorization to conduct insurance operations in the U.K. In 2004 and early in 2005, we entered into two mortgage reinsurance transactions in Australia, and in the fourth quarter of 2005, we wrote $7.3 billion in notional value of credit protection in credit default swap form on two large AAA tranches of mortgage-backed securities, one in Germany and one in Denmark. We’ve also recently entered into a relationship with one of the largest mortgage lenders in Hong Kong to serve as its exclusive provider of mortgage insurance. We are in the process of applying for branch authorization in Hong Kong.

Types of Transactions

Our mortgage insurance business provides credit enhancement mainly through two forms of transactions. We write mortgage insurance on an individual loan basis, which is commonly referred to as “flow” business, and we also insure multiple mortgages in a single transaction, which is commonly referred to as “structured” business. In flow transactions, mortgages typically are insured as they are originated, while in structured deals, we typically provide insurance on mortgages after they have been originated and closed.

We also may issue a commitment to a customer to insure new loans as they are originated under negotiated terms and for a limited period of time. For 2005, our mortgage insurance business wrote $25.6 billion in flow business and $17.0 billion in structured transactions, compared to $36.3 billion in flow business and $8.5 billion in structured transactions for 2004.

In structured mortgage insurance transactions, we typically insure the individual mortgages included in the structured portfolio up to specified levels of coverage. Most structured mortgage insurance transactions that we insure involve non-traditional mortgages, such as non-prime mortgages or mortgages with higher than average balances. A single structured mortgage insurance transaction may include primary insurance or pool insurance, and an increasing number of structured transactions have both primary and pool components. We also insure mortgage-related assets, such as mortgage-backed securities in structured transactions. In our residential mortgage-backed securities transactions, similar to our financial guaranty insurance business, we insure the availability of funds sufficient for the timely payment of interest and ultimate payment of principal to the holders of debt securities, the payment for which is backed by a pool of residential mortgages. Unlike our traditional flow and structured transactions, in our residential mortgage-backed securities transactions, we do not insure the payment of the individual loans in the pool, but only that there will be aggregate payments on the pool of loans sufficient to meet the interest and principal payment obligations to the holders of the debt securities. Some structured transactions include a risk-sharing component under which the insured or a third-party assumes a first-loss position or shares in losses in some other manner.

Opportunities for structured transactions depend on a number of macroeconomic factors, and thus, the volume of structured transactions we close can vary significantly from year to year. We expect these fluctuations to continue. In 2005, we wrote $17.0 billion of primary mortgage insurance in structured transactions, consisting of approximately 33.3% prime loans and 66.7% non-prime loans, compared to $8.5 billion of primary new insurance written in structured transactions in 2004. Also in 2005, we wrote $20.8 billion of pool mortgage insurance in structured transactions, compared to $6.3 billion in 2004. Including both primary and pool insurance, we wrote $37.8 billion of mortgage insurance in structured transactions in 2005, compared to $14.8 billion written in 2004.

Types of Mortgage Risk

Prime Loans

We define prime loans as loans where the borrower’s Fair Isaac and Company (“FICO”) score is 620 or higher and the loan file meets “fully documented” standards of our credit guidelines and/or the GSE’s guidelines for fully documented loans. Prime loans represented 69.3% of our total primary mortgage risk in force at the end of 2005 and made up 58.3% of our primary new insurance written in 2005, compared to 63.4% of primary new insurance written in 2004. The default rate on prime loans was 3.6% at December 31, 2005, compared to 3.2% at December 31, 2004. Claims paid on prime loans were $121.3 million in 2005, compared to $140.8 million in 2004.

Non-Prime Loans

We believe that non-prime lending programs represent an area of future growth in the mortgage insurance industry, and we have increased, and expect to continue to increase, our insurance written in this area. During 2005, non-prime business accounted for $17.8 billion or 41.7% of our primary new insurance written in our mortgage insurance business (63.3% of which was Alternative-A or “Alt-A”), compared to $16.4 billion or 36.6% in 2004 (61.9% of which was Alt-A). At December 31, 2005, non-prime insurance in force was $34.7 billion or 31.7% of total primary insurance in force (61.1% of which was Alt-A), compared to $35.7 billion or 31.0% of total primary insurance in force at December 31, 2004 (61.9% of which was Alt-A).

Within our non-prime mortgage insurance program, we have defined three categories of loans that we insure: Alt-A, A minus and B/C loans. We use our own proprietary statistical models to price our mortgage insurance business to produce appropriate risk-adjusted rates of return. We continue to limit our participation in these non-prime markets to mostly Alt-A and A minus loans rather than B/C loans, and we have targeted the business we insure to specific lenders that we believe have proven results and servicing experience in this area.

Alt-A Loans.    We define Alt-A loans as loans where the borrower’s FICO score is 620 or higher and where the loan documentation has been reduced or eliminated. Because of the reduced documentation, we consider Alt-A business to be more risky than prime business, particularly Alt-A loans to borrowers with FICO scores below 660. We insure Alt-A loans with FICO scores ranging from 620 to 660, but we have measures in place to limit this exposure, and we charge a significantly higher premium for the level of increased risk on these loans. Alt-A loans tend to have higher balances than other loans that we insure because they are often more heavily concentrated in high-cost areas. Alt-A loans represented 17.5% of total primary mortgage risk in force at the end of 2005 and made up 26.4% of our primary new insurance written in 2005, compared to 22.7% of primary new insurance written in 2004. The default rate on Alt-A loans was 6.4% at December 31, 2005, compared to 6.5% at December 31, 2004. Claims paid on Alt-A loans were $79.4 million in 2005, compared to $85.1 million in 2004.

A Minus Loans.    We define A minus loans as loans where the borrower’s FICO score ranges from 575 to 619. This product comes to us both through structured transactions in which the insurance typically is lender-paid and through flow business in which the borrower pays the insurance premium. We also classify loans with certain characteristics originated within the GSE’s automated underwriting system as A minus, regardless of the FICO score. Our pricing of A minus loans is tiered into four levels based on the FICO score, with increased premiums at each descending tier of FICO score. We receive a significantly higher premium for insuring this product that we believe is commensurate with the increased default risk. A minus loans represented 10.5% of our total primary mortgage risk in force at the end of 2005, compared to 10.4% at the end of 2004, and made up 11.7% of our primary new insurance written in 2005, compared to 11.2% of primary new insurance written in 2004. The default rate on A minus loans was 14.2% at December 31, 2005, compared to 11.2% at December 31, 2004. Claims paid on A minus loans were $67.5 million in 2005, compared to $69.6 million in 2004.

B/C Loans.    We define B/C loans as loans where the borrower’s FICO score is below 575. We have no approved programs to insure B/C loans. However, some pools of loans submitted for insurance as structured transactions contain a small percentage of B/C loans. We price these structured transactions to reflect a higher premium on B/C loans due to the increased default risk associated with these types of loans. B/C loans represented 2.7% of total primary mortgage risk in force at the end of 2005, compared to 2.4% at the end of 2004, and made up approximately 3.6% of total primary new insurance written during 2005, compared to 2.8% of total primary new insurance written in 2004. The default rate on B/C loans was 21.8% at December 31, 2005, compared to 15.7% at December 31, 2004. Claims paid on B/C loans were $18.5 million in 2005, compared to $25.8 million in 2004.

Premium Rates

We cannot change our premium rates after we issue coverage. Accordingly, we determine premium rates in our mortgage insurance business on a risk-adjusted basis that includes borrower, loan and property characteristics. We use proprietary default and prepayment models to project the premiums we should charge, the losses and expenses we should expect to incur and the capital we need to hold in support of our risk. We establish pricing in an amount that we expect will allow a reasonable return on allocated capital. Despite the analytical methods we employ, our premiums earned and the associated investment income on those premiums may ultimately prove to be inadequate to compensate for the losses that we may incur. An increase in the amount or frequency of claims beyond the levels contemplated by our pricing assumptions could have a material adverse effect on our business, financial condition and operating results.

Premiums for our mortgage insurance may be paid by the lender, which will in turn charge a higher interest-rate to the borrower, or directly by the borrower. We price our borrower-paid flow business based on rates that we have filed with the various state insurance departments. We generally price our structured business and some lender-paid business insurance based on the specific characteristics of the insured portfolio, which can vary significantly from portfolio to portfolio depending on a variety of factors, including the quality of the underlying loans, the credit history of the borrowers, the amount of coverage required and the amount, if any, of credit protection in front of our risk exposure.

Captive Reinsurance

We and other companies in the mortgage insurance industry participate in reinsurance arrangements with mortgage lenders commonly referred to as “captive reinsurance arrangements.” Under captive reinsurance arrangements, a mortgage lender typically establishes a reinsurance company that assumes part of the risk associated with the portfolio of that lender’s mortgages insured by us on a flow basis (as compared to mortgages insured in structured transactions, which typically are not eligible for captive reinsurance arrangements). In return for the reinsurance company’s assumption of a portion of the risk, we cede a portion of its mortgage insurance premiums to the reinsurance company. In most cases, the risk assumed by the reinsurance company is an excess layer of aggregate losses that would be penetrated only in a situation of adverse loss development, such as losses brought on by significant national or regional downturns in the real estate market.

Because of many factors, including the incentives for mortgage lenders to funnel relatively higher-quality loans through their captive reinsurers due to the risk-sharing feature, we continue to evaluate the level of revenue sharing against risk sharing on a customer-by-customer basis as part of our customer profitability analysis. We believe that all of our captive reinsurance arrangements transfer risk to the captive reinsurer at a premium level that is commensurate with the risk. We and other mortgage insurers have faced private lawsuits alleging, among other things, that our captive reinsurance arrangements constitute unlawful payments to mortgage lenders under the anti-referral fee provisions of the Real Estate Settlement Practices Act of 1974 (“RESPA”). We also have been subject to inquiries from the New York insurance department relating to our captive reinsurance arrangements. For more information, see “Regulation—Federal Regulation—RESPA” in this Item 1.

We had approximately 50 active captive reinsurance agreements in place at December 31, 2005, compared to 52 that were in place at December 31, 2004. We may enter into new agreements or modify existing agreements in 2006, which may include agreements with large national lenders. Premiums ceded to captive reinsurance companies in 2005 were $92.9 million, representing 11.5% of total direct mortgage insurance premiums earned, as compared to $87.3 million, or 11.3% in 2004. Primary new insurance written in 2005 that had captive reinsurance associated with it was $12.2 billion, or 28.7% of our total primary new insurance written, as compared to $17.8 billion, or 39.7% in 2004. These percentages can be volatile as a result of increases or decreases in the volume of structured transactions, which are not typically eligible for captive reinsurance arrangements, such as has occurred over the last several years.

We also have entered into risk/revenue-sharing arrangements with the GSEs whereby the primary insurance coverage amount on certain loans is recast into primary and pool insurance and our overall exposure is reduced in return for a payment made to the GSEs. Premiums ceded under these programs in 2005 and 2004 were not significant.

Delegated Underwriting

We have a delegated underwriting program with a significant number of our customers. Our delegated underwriting program allows lenders to commit us to insure loans that meet agreed-upon underwriting guidelines. Delegated loans are submitted to us in various ways—fax, electronic data interchange and through the Internet. Our delegated underwriting program currently involves only lenders that are approved by our risk management area, and we routinely audit loans submitted under this program. Once we accept a lender into our delegated underwriting program, however, we generally insure all loans submitted to us by that lender even if the lender has not followed our specified underwriting guidelines. A lender could commit us to insure a number of loans with unacceptable risk profiles before we discover the problem and terminate that lender’s delegated underwriting authority. We mitigate this risk through periodic, on-site reviews of selected delegated lenders by our Portfolio Quality Assurance department. See “Risk Management—Mortgage Insurance—Portfolio Quality Assurance” in this Item 1. As of December 31, 2005, approximately 28% of the insurance in force on our books was originated on a delegated basis, compared to 30% as of December 31, 2004.

Contract Underwriting

Our mortgage insurance business also utilizes its underwriting skills to provide an outsourced underwriting service to its customers known as contract underwriting. For a fee, we underwrite fully documented loan files for secondary market compliance (i.e., for sale to GSEs), while concurrently assessing the file for mortgage insurance, if applicable. Contract underwriting continues to be a popular service to our mortgage insurance customers. During 2005, loans underwritten via contract underwriting accounted for 11.7% of applications, 11.4% of commitments for insurance and 10.1% of insurance certificates issued.

We give recourse to our customers on loans that we underwrite for compliance. Typically, we agree that if we make a material error in underwriting a loan, we will provide a remedy to the customer by repurchasing or placing additional mortgage insurance on the loan, or by indemnifying the customer against loss. Providing these remedies means we assume some credit risk and interest-rate risk if an error is found during the limited remedy period, which may be up to 7 years, but typically is only two years. Rising mortgage interest rates or an economic downturn may expose the mortgage insurance business to an increase in such costs. During 2005, we processed requests for remedies on less than 1% of the loans underwritten and sold a number of loans previously acquired as part of the remedy process. We paid losses for sales and remedies from reserves in 2005 of approximately $11.7 million. In 2004, we had provisions for contract underwriting remedies of $11.9 million. In 2005, our provisions were approximately $8.0 million, and our reserve for such expenses at December 31, 2005 was $3.6 million. We closely monitor this risk and negotiate our underwriting fee structure and recourse agreements on a client-by-client basis. We also routinely audit the performance of our contract underwriters to ensure that customers receive quality underwriting services. This audit function is performed by our Portfolio Quality Assurance department. See “Risk Management—Mortgage Insurance—Portfolio Quality Assurance” in this Item 1 below.

Financial Guaranty Business

We entered the financial guaranty business through our acquisition in 2001 of EFSG. Financial guaranty insurance generally provides an unconditional and irrevocable guaranty to the holder of a financial obligation of full and timely payment of scheduled principal and interest when due.

Our financial guaranty business offers the following products:

•	insurance of municipal obligations, which include tax-exempt and taxable indebtedness of states, counties, cities, utility districts and other political subdivisions, bonds issued by sovereign and sub-sovereign entities and financings for enterprises such as airports, public and private higher education and health care facilities, where the issuers of such obligations are typically rated investment grade (BBB-/Baa3 or higher);

•

insurance of structured finance transactions, consisting of funded and non-funded or “synthetic” asset-backed obligations that are payable from or tied to the performance of a specific pool of assets and that offer a defined cash flow. Examples include residential and commercial mortgages, a variety of consumer loans, corporate loans and bonds, equipment receivables, real and personal property leases and collateralized corporate debt obligations, including obligations of counterparties under derivative transactions and credit default swaps. The insured obligations in our financial guaranty business are generally rated investment-grade, without the benefit of our insurance;

•	financial solutions products included in our structured direct business, consisting of guaranties of securities exchanges, excess-SIPC insurance for brokerage firms and excess-FDIC insurance for banks; and

•	reinsurance of public finance, structured finance, financial solutions and trade credit obligations in which we generally rely on the underwriting performed by the primary insurer.

In October 2005, we announced that we would be exiting the trade credit reinsurance line of business. Accordingly, this line of business has been placed into run-off and we have ceased initiating new trade credit reinsurance contracts going forward. We expect that our existing trade credit reinsurance business, including claims paid, will take several years to run off, although we expect that the bulk of the remaining premiums will be earned and losses incurred over the next two years. Management does not consider the trade credit line of business to be a core part of our financial guaranty business, and we do not expect that our move to exit the trade credit reinsurance line of business will materially impact the overall profitability or business position of our financial guaranty business in the long term. However, in the short term, our decision to exit the trade credit reinsurance line of business will likely have a negative impact on certain financial measures for our financial guaranty business as this business line continues to run off. Trade credit insurance protects sellers of goods under certain circumstances against non-payment of their receivables and covers receivables where the buyer and seller are in the same country, as well as cross-border receivables. In the latter instance, the coverage sometimes extends to certain political risks (foreign currency controls, expropriation, etc.) that potentially could interfere with the payment from the buyer. In 2005, trade credit reinsurance accounted for 15.7% of financial guaranty’s net premiums written, down from 27.4% of financial guaranty’s net premiums written in 2004.

The following table summarizes the net premiums written and earned by our financial guaranty segment’s various products for 2005, 2004 and 2003:

	Year Ended December 31
	2005	2004	2003
	(In thousands)
Net premiums written:
Public finance direct	$73,117	$52,279	$85,178
Public finance reinsurance	77,797	74,777	81,877
Structured direct	71,211	94,423	88,053
Structured reinsurance	20,649	32,112	48,702
Trade credit reinsurance	35,023	59,262	64,827

	277,797	312,853	368,637
Impact of recapture (1)	(54,742)	(96,417)	—

Total net premiums written	$223,055	$216,436	$368,637

Net premiums earned:
Public finance direct	$32,533	$26,643	$18,277
Public finance reinsurance	34,413	41,651	51,118
Structured direct	79,617	78,292	73,720
Structured reinsurance	20,440	33,001	48,497
Trade credit reinsurance	49,309	60,236	56,951

	216,312	239,823	248,563
Impact of recapture (1)	(4,539)	(24,892)	—

Total net premiums earned	$211,773	$214,931	$248,563

(1)	Amounts represent the immediate impact of the recapture of previously ceded business by one of the primary insurer customers of our financial guaranty reinsurance business in the first quarter of 2005 and another primary insurer customer in the first quarter of 2004.

In our financial guaranty business, the issuer of an insured obligation generally pays the premiums for our insurance either in full at the inception of the policy or, in the case of most structured finance transactions, in monthly, quarterly, semi-annual or annual installments from the cash flow of the related collateral. Premiums for synthetic credit protection are generally paid in monthly, quarterly, semi-annual or annual installments, but occasionally all or a portion of the premium is paid upfront at the inception of the protection. In synthetic credit protection transactions, payment is due directly from our counterparty and is generally not restricted to the cash flows from the underlying obligation or collateral supporting the obligation. Since we depend on the corporate creditworthiness of our counterparty rather than the cash flows from the insured collateral for payment, we generally have a right to terminate synthetic credit protection without penalty to us if our counterparty fails to make timely payments to us under the terms of the synthetic credit transaction.

For public finance transactions, premiums are typically paid upfront and premium rates typically are stated as a percentage of debt service, which includes total principal and interest. For structured finance transactions, premiums are paid in installments over time and premium rates are typically stated as a percentage of the total principal. Premiums are generally non-refundable. Premiums paid in full at inception are recorded as revenue “earned” over the life of the insured obligation (or the coverage period for such obligation if shorter). Premiums paid in installments are generally recorded as revenue in the accounting period in which coverage is provided. The long and relatively predictable premium earnings pattern from our public finance transactions provides us with a relatively predictable source of future “earned” revenues. The establishment of a premium rate for a transaction reflects some or all of the following factors:

•	issuer-related factors, such as the issuer’s credit strength and sources of income;

•	servicer-related factors, such as the ability of our counterparty or third-party servicer to manage the underlying collateral and the servicer’s credit strength and sources of income;

•	obligation-related factors, such as the type of issue, the type and amount of collateral pledged, the revenue sources and amounts, the existence of structural features designed to provide additional credit enhancement should collateral performance not meet original expectations, the nature of any restrictive covenants and the length of time until the obligation’s stated maturity; and

•	insurer- and market-related factors, such as rating agency capital charges, competition, if any, from other insurers and the credit spreads in the market available to pay premiums.

The majority of insured public finance and structured finance transactions are guaranteed by triple-A rated financial guaranty insurers. As a AA/Aa3-rated company, our financial guaranty business mainly targets distinct niches in the capital markets. There is generally a greater interest cost savings to an issuer by using triple-A rated credit enhancement as compared to our AA/Aa3 rated credit enhancement. However, financial guaranty insurance provided by a lower-rated provider also can provide significant value over uninsured executions in markets where the triple-A rated financial guaranty insurance is unavailable or uneconomical. In some markets, issuers and other counterparties receive no additional rating agency credit or regulatory relief from triple-A rated enhancement than they do with our AA/Aa3 enhancement, so our enhancement in these markets may be more economical.

Public Finance

Financial guaranty of municipal obligations provides credit enhancement of bonds, notes and other evidences of indebtedness issued by states and their political subdivisions (for example, counties, cities or towns), school districts, utility districts, public and private non-profit universities and hospitals, public housing and transportation authorities and other public and quasi-public entities. Municipal bonds can be categorized generally into tax-backed bonds and revenue bonds. Tax-backed bonds, which include general obligation bonds, are backed by the taxing power of the governmental agency that issues them, while revenue bonds are backed by the revenue generated by a specific project such as bridge or highway tolls, or by rents or hospital fees. Insurance provided to the public finance market has been and continues to be a major source of revenue for our financial guaranty business. Public finance direct business represented 32.8% of financial guaranty net premiums written in 2005 (26.3% excluding the impact of the recapture in the first quarter of 2005), up from 24.2% in 2004 (16.7% excluding the impact of the recapture in the first quarter of 2004). See “Ratings” in this Item 1 for information regarding these recaptures.

Structured Finance

The structured finance market includes the market for both synthetic and funded asset-backed or mortgage-backed obligations as well as collateralized debt obligations (“CDOs”), which generally consist of multiple pools of assets, each of which is typically of a different credit quality or possesses different characteristics with respect to interest rates, amortization, and level of subordination. At December 31, 2005, we had $20.7 billion of notional exposure related to the direct insurance of 114 credit default swaps in structured transactions, compared to $10.7 billion related to 71 transactions at December 31, 2004. Structured finance direct business represented 31.9% of financial guaranty net premiums written in 2005 (25.6% excluding the impact of the recapture in the first quarter of 2005), down from 43.6% in 2004 (30.2% excluding the impact of the recapture in the first quarter of 2004). Structured direct net premiums written and earned for 2005 included $50.5 million and $59.1 million, respectively, of credit enhancement fees on derivative financial guaranty contracts, compared to $66.1 million and $50.3 million, respectively, in 2004 and $54.1 million and $42.0 million, respectively, in 2003.

Funded asset-backed obligations usually take the form of a secured interest in a pool of assets, often of uniform credit quality, such as commercial mortgages, credit card or auto loan receivables. Funded asset-backed securities also may be secured by a few specific assets such as utility mortgage bonds and multi-family housing bonds. In low interest rate environments and when credit spreads are tight, as was the case in 2005, our ability to participate in the funded asset-backed market is limited.

Synthetic transactions are tied to the performance of a pool of assets, but are not secured by those assets. Most of the synthetic transactions we insure are CDOs, where we typically assume credit risk on defined portfolios of corporate credits. A portion of these CDOs consist of synthetic mortgage-backed securities or other synthetic consumer asset-backed securities. The transfer of this type of credit risk is typically performed through synthetic credit default swaps. Credit default swaps may require settlement of a credit event without financial loss actually being incurred by the counterparty and are accounted for as derivatives in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted (“SFAS No. 133”). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Derivative Instruments and Hedging Activity” in Item 7 below.

With respect to CDOs for which we provide credit protection, we generally are required to make payments to our counterparty upon the occurrence of a failure to pay interest or principal over a specified amount or other specified credit-related events related to the unsecured debt obligations or the bankruptcy of obligors contained within pools of investment grade corporate or asset-backed obligations. These investment-grade pools can range in size from 50 to 500 or more obligors. Typically, we provide protection up to a specified exposure amount that tends to range from $10.0 million to $20.0 million per obligor (but may be up to $40.0 million per obligor in specific transactions), with an aggregate exposure of $20.0 million to $450.0 million per transaction, though the exposure amounts vary on a transaction-by-transaction basis. To manage the amount of risk we incur on these transactions, we have set internal limits as to the aggregate risk per obligor, industry sector and tranche size that we are willing to insure, and we comply with applicable insurance regulations limiting the size and composition of the pools we insure. We also have developed a methodology for aggregating risk across insured pools. See “Risk Management—Financial Guaranty” in this Item 1 for additional information regarding our risk management.

With respect to synthetic credit default swaps covering a specific obligation rather than a pool of debt obligations or reference entities (as in the case of the synthetic CDO’s we insure as described above), our payment obligations to our counterparties are generally the same as those we have when insuring the underlying obligations. We agree to pay our counterparty should an underlying security or the issuer of such security suffer a specified credit event, such as nonpayment, bankruptcy or a reduction of the principal of the security as a result of defaults in the underlying collateral. For example, when providing synthetic credit protection for one or more specified obligations in derivative form, if an event occurred resulting in the acceleration of principal and interest on an underlying obligation, we generally would be responsible for paying these amounts to our counterparty on their regularly scheduled dates, despite the counterparty’s not holding the obligation or directly suffering a loss for such amount.

In addition, under corporate CDO’s and some other secondary market transactions for which we provide synthetic credit protection, we generally do not have recourse or other rights and remedies against the issuer and/or any related collateral for amounts we may be obligated to pay under the synthetic credit protection. Even when we have recourse or rights and remedies in a synthetic credit protection transaction, they are generally much more limited than the recourse, rights and remedies we generally have in our more traditional financial guaranty transactions.

The same obligor may exist in a number of our structured finance transactions. The 10 largest corporate obligors, measured by gross nominal exposures, in our direct written book as of December 31, 2005 ranged from $865 million to $1.5 billion, compared to a range of $487.0 million to $640.0 million as of December 31, 2004. However, because each transaction has a distinct subordination requirement, prior credit events would have to occur with respect to several obligors in the pool before we would have an obligation to pay in respect of any particular obligor, meaning that our risk adjusted exposure to each corporate obligor in a CDO pool is significantly less than our nominal exposure. We monitor not only the nominal exposure for each obligor for which we provide protection, but also risk-adjusted measures, taking into account, among other factors, our assessment of the relative risk that would be represented by direct exposure to the particular obligor and the remaining subordination in the transactions in which we are exposed to a particular obligor. Initial subordination before we are obligated to pay a claim ranges from 2.0% to 30.7% of the initial total pool size.

The following table shows the gross par amounts of structured finance transactions we originated in each of the years presented:

Type	2005	2004	2003
	(In millions)
Collateralized debt obligations	$11,152	$4,630	$4,986
Asset-backed obligations	2,534	2,010	5,507
Other structured	1,197	379	395

Total structured finance	$14,883	$7,019	$10,888

The following table shows the gross par outstanding on structured finance transactions for each of the years presented:

Type	2005	2004	2003
	(In millions)
Collateralized debt obligations	$22,736	$13,156	$10,187
Asset-backed obligations	6,024	7,927	14,019
Other structured	1,810	912	1,010

Total structured finance	$30,570	$21,995	$25,216

The net par originated and outstanding on our structured finance transactions was not materially different from the gross par originated and outstanding at each period because we do not cede a material amount of business to reinsurers.

Reinsurance

We provide reinsurance on direct financial guaranties written by other primary insurers or “ceding companies.” We have reinsurance agreements with several of the triple-A rated financial guaranty primary insurers. These reinsurance agreements generally are subject to termination: (i) upon written notice by either party (ranging from 90 to 120 days) before the specified deadline for renewal; (ii) at the option of the ceding company if we fail to maintain certain financial, regulatory and rating agency criteria that are equivalent to or more stringent than those that our financial guaranty operating subsidiaries are otherwise required to maintain for their own compliance with the New York insurance law and to maintain a specified financial strength rating for the particular insurance subsidiary; or (iii) upon certain changes of control. Upon termination under the conditions set forth in (ii) and (iii) above, we may be required (under some of the reinsurance agreements) to return to the ceding company all unearned premiums, less ceding commissions, attributable to reinsurance ceded pursuant to these agreements. Upon the occurrence of the conditions set forth in (ii) above, regardless of whether or not an agreement is terminated, we may be required to obtain a letter of credit or alternative form of security to collateralize our obligation to perform under that agreement, or we may be obligated to increase the level of ceding commissions paid. These and other matters associated with a downgrade in our subsidiaries’ ratings are discussed in further detail in “Ratings” in this Item 1.

Reinsurance allows a ceding company to write greater single risks and greater aggregate risks while remaining in compliance with the risk limits and capital requirements of applicable state insurance laws and rating agency guidelines. State insurance regulators allow ceding companies to reduce the liabilities appearing on their balance sheets to the extent of reinsurance coverage obtained from licensed reinsurers or from unlicensed reinsurers meeting certain solvency and other financial criteria. Similarly, the rating agencies permit a reduction in both exposures and liabilities ceded under reinsurance agreements, with the amount of credit permitted dependent on the financial strength rating of the reinsurer. Some of our competitors have greater financial resources than we have, are better capitalized than we are and/or have been assigned higher ratings by one or more of the major rating agencies. In 2004, the laws applicable to New York-domiciled monoline financial guarantors were amended to permit them to use certain default swaps meeting applicable requirements as statutory collateral (i.e., to offset their statutory single-risk limits, aggregate risk limits, aggregate net liability calculations and contingency reserve requirements). This regulatory change, which makes credit default swaps a more attractive alternative to traditional financial guaranty reinsurance, may result in a reduced demand for traditional monoline financial guaranty reinsurance in the future. If we are unable to compete for desirable financial guaranty business, our business, financial condition and operating results could be adversely affected.

Merger of Radian Asset Assurance and Radian Reinsurance

Effective June 1, 2004, EFSG’s two main operating subsidiaries, Radian Asset Assurance Inc. (“Radian Asset Assurance”) and Radian Reinsurance Inc. (“Radian Reinsurance”) were merged, with Radian Asset Assurance as the surviving company. Through this merger, the financial guaranty reinsurance business formerly conducted by Radian Reinsurance was combined with the direct financial guaranty business conducted by Radian Asset Assurance. The merger also combined the assets, liabilities and stockholders’ equity of the two companies. Prior to the merger, Moody’s Investor Service (“Moody’s”) downgraded the insurance financial strength rating of Radian Reinsurance from Aa2 to Aa3. See “Ratings” in this Item 1 for a discussion of the financial impact of this downgrade. The combined company is now rated Aa3 (with a stable outlook) by Moody’s, AA (with a negative outlook) by S&P and AA (with a negative outlook) by Fitch.

Treaty and Facultative Arrangements

The principal forms of reinsurance agreements are treaty and facultative. Under a treaty arrangement, the ceding company is obligated to cede to us, and we are obligated to assume, a specified portion of all risks, within ranges, of transactions deemed eligible for reinsurance by the terms of the treaty. Limitations on transactions deemed eligible for reinsurance typically focus on size, security and ratings of the insured obligation. Each treaty is entered into for a defined term, generally one year, with renewals upon mutual consent and rights to early termination (subject to reinsurance risk extending thereafter for the life of the respective underlying obligations)

under certain circumstances. The termination rights described above under “Reinsurance” are typical provisions for the termination of treaty reinsurance arrangements. In treaty reinsurance, there is a risk that the ceding company may select weaker credits or proportionally larger amounts to cede to us. We mitigate this risk by requiring the ceding company to retain a sizable minimum portion of each ceded risk and we include limitations on individual transactions and on aggregate amounts within each type of transaction. Under a facultative agreement, the ceding company has the option to offer to us, and we have the option to accept, a portion of specific risks, usually in connection with particular obligations. Unlike under a treaty agreement, where we generally rely on the ceding company’s credit analysis, under a facultative agreement, we often perform our own underwriting and credit analysis to determine whether to accept the particular risk. The majority of our financial guaranty reinsurance is provided under treaty arrangements, although facultative reinsurance is growing as a percentage of the total.

Proportional or Non-Proportional Reinsurance

We typically accept reinsurance risk on either a proportional or non-proportional basis. Proportional relationships are those in which we and the ceding company share a proportionate amount of the premiums and the losses of the risk group subject to reinsurance. In addition, we generally pay the ceding company a commission, which typically is related to the ceding company’s underwriting and other expenses in connection with obtaining the business being reinsured. Non-proportional relationships are those in which the losses, and consequently, the premiums paid are not shared by the ceding company and us on a proportional basis. Non-proportional reinsurance can be based on an excess-of-loss or first-loss basis. Under excess-of-loss reinsurance agreements, we provide coverage to a ceding company up to a specified dollar limit for losses, if any, incurred by the ceding company in excess of a specified threshold amount. A first-loss reinsurance agreement is a form of structural credit enhancement that provides coverage to the ceding company on a first dollar of loss up to a specified dollar limit for losses. Generally, we do not pay a commission for non-proportional reinsurance (although the factors affecting the payment of a ceding commission in proportional arrangements may be taken into account to determine the proportion of the aggregate premium paid to us). The majority of our financial guaranty reinsurance business is originated on a proportional basis.

European Operations

Through Radian Asset Assurance Limited (“RAAL”), we have additional opportunities to write financial guaranty insurance in the U.K. and, subject to compliance with the European passporting rules, in other countries in the European Union. In particular, we expect that RAAL will continue to build its structured products business in the U.K. and throughout the European Union. RAAL accounted for $3.5 million of direct premiums written in 2005 (or 2.4% of financial guaranty’s 2005 direct premiums written), which is a $3.3 million increase from the $0.2 million of direct premiums written in 2004. In September 2004, the Financial Services Authority (the “FSA”) authorized Radian Financial Products Limited (“RFPL”), another subsidiary of Radian Asset Assurance, to transact as a Category A Securities and Futures Firm permitting it to act as a principal on credit default swap risk. Following receipt of this authorization, management decided that RFPL should focus its core business on arranging credit default swap risk for RAAL and Radian Asset Assurance. Accordingly, we expect to use RFPL solely for negotiating and arranging credit default swaps with counterparties located in the U.K. or other European countries with portions of the risk being assumed by RAAL and Radian Asset Assurance. As a result, we are in the process of lowering the category of authorization for RFPL commensurate with this more limited purpose.

Other Financial Guaranty Business

Through our ownership of EFSG, we owned a 36.0% interest in EIC Corporation Ltd. (“Exporters”), an insurance holding company that, through its wholly-owned insurance subsidiary licensed in Bermuda, insures mostly foreign trade receivables for multinational companies. In December 2004, we sold our interest in Exporters for $4.0 million, recording a loss of $1.2 million on the sale. Our financial guaranty business has provided significant reinsurance capacity to Exporters on a quota-share, surplus-share and excess-of-loss basis. We expect this business to run off over a period of approximately six years.

Financial Services Business

The financial services segment includes the credit-based businesses conducted through our affiliates, C-BASS and Sherman. We own a 46% interest in C-BASS and a 34.58% interest in Sherman. C-BASS is a mortgage investment and servicing firm specializing in credit-sensitive, single-family residential mortgage assets and residential mortgage-backed securities. By using sophisticated analytics, C-BASS essentially seeks to take advantage of what it believes to be the mispricing of credit risk for certain assets in the marketplace. Sherman is a consumer asset and servicing firm specializing in charged-off and bankruptcy plan consumer assets and charged-off high Loan-to-Value (“LTV”) mortgage receivables that it generally purchases at deep discounts from national financial institutions and major retail corporations and subsequently collects upon these receivables. In March 2005, Sherman acquired CreditOne, a credit card bank that provides Sherman with the ability to originate subprime credit card receivables. On June 24, 2005, we entered into agreements to restructure our ownership interest in Sherman. Before the restructuring, Sherman was owned 41.5% by us, 41.5% by Mortgage Guaranty Insurance Corporation (“MGIC”) and 17% by an entity controlled by Sherman’s management team.

As part of the restructuring, we and MGIC each agreed to sell a 6.92% interest in Sherman to a new entity controlled by Sherman’s management team, thereby reducing our ownership interest and MGIC’s ownership interest to 34.58% for each of us. In return, the new entity controlled by Sherman’s management team paid approximately $15.65 million (which resulted in a $3.3 million loss) to us and the same amount to MGIC. Regulatory approval for this transaction was received in August 2005, and our ownership interest was reduced to 34.58%, retroactive to May 1, 2005. Effective June 15, 2005, Sherman’s employees were transferred to the new entity controlled by Sherman’s management team, and this entity agreed to provide management services to Sherman. Sherman’s management team also agreed to reduce significantly its maximum incentive payout under its annual incentive plan for periods beginning on or after May 1, 2005. This has resulted in Sherman’s net income now being greater than it would have been without a reduction in the maximum incentive payout. We expect that our and MGIC’s share of Sherman’s net income will be similar to our respective shares before the restructuring because, although our percentage interest in Sherman is smaller than it was before the restructuring, Sherman’s net income is now greater than it would have been if the restructuring had not occurred.

In connection with the restructuring, we and MGIC each also paid $1 million for each of us to have the right to purchase, on July 7, 2006, a 6.92% interest in Sherman from the new entity controlled by Sherman’s management team for a price intended to approximate current fair market value. If either we or MGIC exercise our purchase right but the other fails to exercise its purchase right, the exercising party also may exercise the purchase right of the non-exercising party. Our and MGIC’s representation on Sherman’s board of managers will not change regardless of which party or parties exercise the purchase right.

The financial services segment formerly included the operations of RadianExpress.com Inc. (“RadianExpress”). In December 2003, we announced that we would cease operations at RadianExpress. Our decision followed our receipt in July 2003 of a decision by the California Commissioner of Insurance sustaining a California cease and desist order applicable to the offering of our Radian Lien Protection product. During the first quarter of 2004, RadianExpress, which was the entity through which Radian Lien Protection sales would have been processed, ceased processing new orders. RadianExpress completed the final processing of all remaining transactions in the first quarter of 2005 and was dissolved in the last quarter of 2005.

Other

We are seeking to sell or otherwise dispose of the remaining assets and operations of Singer Asset Finance Company L.L.C. (“Singer”), a wholly-owned subsidiary of EFSG. Singer had been engaged in the purchase, servicing and securitization of assets, including state lottery awards and structured settlement payments, and currently is operating on a run-off basis. Singer’s run-off operations consist of servicing and/or disposing of Singer’s previously originated assets and servicing its non-consolidated special purpose vehicles. The results of this subsidiary are not material to our financial results.

Radian Asset Assurance is engaged on a run-off basis in reclamation bonds for the coal mining industry and surety bonds covering closure and post-closure obligations of landfill operations that were previously conducted through its subsidiary, Van-Am Insurance Company, Inc. (“Van-Am”). Van-Am was dissolved effective December 2005, and the business previously conducted by it has been novated to Radian Asset Assurance (most of which business had been previously reinsured by Radian Asset Assurance). This business is not material to our financial results.

Defaults and Claims

Mortgage Insurance

The default and claim cycle in our mortgage insurance business begins with our receipt of a default notice from the insured lender. Generally, our master policy of insurance requires the insured to notify us of a default within 15 days after the loan has become 60 days past due. In addition, the insured must notify us within 45 days if the borrower fails to remit his or her first payment. Defaults can occur due to a variety of factors, including death or illness, unemployment or other events reducing the borrower’s income, such as divorce or other marital problems.

The following table shows the number of primary and pool loans that we have insured, related loans in default and the percentage of loans in default (default or delinquency rate) as of the dates indicated:

	December 31
	2005	2004	2003
Primary Insurance:
Prime
Number of insured loans in force	567,574	610,480	640,778
Number of loans in default (1)	20,685	19,434	22,156
Percentage of loans in default	3.6%	3.2%	3.5%
Alt-A
Number of insured loans in force	118,336	128,010	138,571
Number of loans in default (1)	7,510	8,339	7,343
Percentage of loans in default	6.3%	6.5%	5.3%
A Minus and below
Number of insured loans in force	101,414	104,672	110,054
Number of loans in default (1)	16,015	12,678	12,497
Percentage of loans in default	15.8%	12.1%	11.4%
Total Primary Insurance
Number of insured loans in force	787,324	843,162	889,403
Number of loans in default (1)	44,210	40,451	41,996
Percentage of loans in default	5.6%	4.8%	4.7%
Pool Insurance (2):
Number of insured loans in force	651,051	583,568	599,140
Number of loans in default (1)	10,194 (3)	6,749	5,738
Percentage of loans in default	1.6%	1.2%	1.0%

(1)	Loans in default exclude loans that are 60 or fewer days past due and loans in default for which we believe it is unlikely that we will be liable for a claim payment, in each case as of December 31 of each year.
(2)	Includes traditional prime and non-prime first-lien mortgages. Prior to 2005, also included modified pool insurance. Beginning in 2005, all new insurance written as modified pool insurance was classified as primary insurance due to the nature of the loan.
(3)	Includes approximately 2,400 defaults where we are in a second-loss position.

The default rate in our mortgage insurance business is subject to seasonality. Historically, our mortgage insurance business experiences a fourth quarter seasonal increase in defaults as a result of higher defaults reported during the winter months. Regions of the United States may experience different default rates due to varying economic conditions. The following table shows the primary mortgage insurance default rates by our defined regions as of the dates indicated, including prime and non-prime loans:

	December 31
	2005	2004	2003
Southwest	7.76%	5.15%	4.83%
Southeast	6.94	5.53	5.31
Mid-Atlantic	6.93	6.43	5.88
Midwest	5.57	5.00	4.70
Florida and Georgia	5.25	4.94	4.98
Northeast	5.06	4.84	4.87
West	2.87	3.16	3.43
Other (1)	5.70	5.64	5.55

(1)	Includes the District of Columbia, Guam, Puerto Rico and the U.S. Virgin Islands.

As of December 31, 2005, the two states with the highest primary mortgage insurance default rates were Louisiana and Mississippi, at 19.6% and 11.7%, respectively. During the fourth quarter of 2005, we experienced a significant increase in defaults in areas affected by Hurricanes Katrina, Rita and Wilma. For more information, see the discussion below in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview.” As of December 31, 2005, our two largest states, measured by risk in force, were Florida and California, with default rates of 4.1% and 2.1%, respectively.

In our mortgage insurance business, the insured lender is required to complete foreclosure proceedings and obtain title to the property before submitting a claim. It can take anywhere from three months to five years for a lender to acquire title to a property via foreclosure, depending on the state. Therefore, on average, we are not required to pay a claim until 12 to 18 months following a default on a mortgage.

Mortgage insurance claim volume is influenced by the circumstances surrounding the default. Claim volume also is affected by local housing prices and housing supply, interest rates and unemployment levels. Claim volume in our mortgage insurance business is not evenly spread throughout the coverage period of our book of business. Historically, most claims under mortgage insurance policies on prime loans occur during the third through fifth year after issuance of the policies, and on non-prime loans during the second through fourth year after issuance of the policies. After those peak years, the number of claims that we receive historically has declined at a gradual rate, although the rate of decline can be affected by macroeconomic factors. Approximately 76.5% of the primary risk in force, including most of our risk in force on non-traditional products, and approximately 38.6% of the pool risk in force at December 31, 2005 had not yet reached its anticipated highest claim frequency years. Because it is difficult to predict both the timing of originating new business and the run-off rate of existing business, it also is difficult to predict, at any given time, the percentage of risk in force that will reach its highest claim frequency years on any future date.

Our Investigative Services Department is responsible for identifying and investigating insured loans involving non-compliance with the terms of our master policy of insurance (or commitment letter for structured transactions) to ensure that claims are ultimately paid for, as agreed upon, valid and insurable risks. Much of our efforts involve the identification, investigation and reporting of mortgage fraud schemes that impact us. We coordinate our activities with legal counsel, law enforcement and fraud prevention organizations, and work to promote mortgage fraud awareness, detection and prevention among our personnel and client lenders.

The following table shows claims paid information for primary mortgage insurance for the periods indicated:

	Year Ended December 31
	2005	2004
	(In thousands)
Direct claims paid:
Prime	$121,297	$140,822
Alt-A	79,371	85,124
A minus and below	85,980	95,438
Seconds	33,699	42,969

Total	$320,347	$364,353

States with highest claims paid:
Texas	$33,312	$32,783
Georgia	28,548	31,874
Michigan	26,728	18,480
North Carolina	22,326	21,127
Colorado	20,889	18,681
Average claim paid:
Prime	$24.1	$24.1
Alt-A	36.5	38.6
A minus and below	27.0	27.1
Seconds	22.0	27.0
Total	$26.9	$27.7

A higher incidence of claims in Georgia is directly related to what our risk management department believes to be questionable property values. Several years ago, our risk management department implemented several property valuation checks and balances to mitigate the risk of this issue recurring, and now applies these same techniques to all mortgage insurance transactions. We expect this higher incidence of claims in Georgia to continue until loans originated in Georgia before the implementation of these preventive measures become sufficiently seasoned. A higher level of claims in Texas resulted, in part, from unemployment levels that were higher than the national average and lower home price appreciation. We believe that claims in the Midwest and Southeast have been rising (and will continue to rise) due to the weak industrial sector of the economy. We also believe that increased claims in Michigan and North Carolina are a result of declining economic conditions in those areas and that in Colorado, increased claims are a result of a significant decline in property values in that area.

Financial Guaranty

In the event of default, payments under a typical financial guaranty insurance policy that we provide or reinsure may not be accelerated without our or the primary insurer’s approval, and without such approval, the policyholder is entitled to receive payments of principal and interest on their regularly scheduled dates as if no default had occurred. The insurer often has remedies against other parties to the transaction, which may be exercised both before and after making payment, if any payment is necessary.

In our direct financial guaranty business, and with respect to some of the mortgage-backed securities insured by our mortgage insurance business, we typically are obligated to pay claims in an amount equal to defaulted payments on insured obligations on their respective due dates. In certain transactions in which we insure mortgage-backed securities, we also are obligated to pay principal when and if due, but only to the extent the outstanding principal balance of the insured obligation exceeds the value of the collateral insuring the bonds at the end of a reporting period (either monthly or quarterly). In our financial guaranty reinsurance line of business, net claim payments due to the ceding companies are typically deducted from premium amounts due to us. For public finance, asset-backed and other structured products insured by our financial guaranty business, we underwrite to a remote-expected loss standard, which means that under historical economic and operating environments, the assets providing the cash flow to pay the obligations insured by us should perform within the range anticipated at origination and should mature without our having to pay any claims. However, in a stressed or unexpectedly negative economic and operating environment, losses may occur. Accordingly, the patterns of claim payments tend to fluctuate and may be low in frequency and high in severity. For our trade credit reinsurance line of business, which is currently in run-off, we underwrote and priced this business to encompass historical loss patterns experienced by us and by ceding companies in similar businesses. The claim payments in trade credit tend to follow the historical loss pattern of overall global economic conditions.

Loss Mitigation

Mortgage Insurance

Our mortgage insurance loss management department consists of approximately 20 full-time employees dedicated to avoiding or minimizing losses. These experienced specialists pursue opportunities to mitigate loss both before and after claims are received.

Upon receipt of a valid claim in our traditional mortgage insurance business, we generally have the following three settlement options:

(1)	pay the maximum liability—determined by multiplying the claim amount by the applicable coverage percentage—and allow the insured lender to keep title to the property;

(2)	pay the amount of the claim required to make the lender whole, commonly referred to as the deficiency amount (not to exceed our maximum liability), following an approved sale; or

(3)	pay the full claim amount and acquire title to the property.

In general, we base our selection of a settlement option on the value of the property. In 2005, we settled 77% of claims by paying the maximum liability, 22% by paying the deficiency amount following an approved sale and less than 1% by paying the full claim amount and acquiring title to the property. Strong property values over the past few years have presented us with increased loss mitigation opportunities, thereby allowing us to avoid paying the maximum liability in over one out of five cases. If housing values fail to appreciate or begin to decline, the frequency of loans going to claim may increase and our ability to mitigate our losses on defaulted mortgages may be reduced, which could have a material adverse effect on our business, financial condition and operating results.

For pre-claim default situations, our specialists focus on the following activities to reduce losses:

•	communication with the insured or the insured’s servicer to assure the timely and accurate reporting of default information;

•	prompt and appropriate responses to all loss mitigation opportunities presented by the mortgage servicer; and

•	proactive communication with the borrower, realtor or other individuals involved in the loss mitigation process to maximize results and to increase the likelihood of a completed loss mitigation transaction.

For post-claim default situations, our specialists focus on:

•	reviewing and processing valid claims in an accurate and timely manner;

•	promptly responding to post-sale savings presented by the insured; and

•	aggressively acting to dispose of real estate that we acquire through the payment of claims.

Financial Guaranty

In our financial guaranty business, our surveillance risk management department is responsible for monitoring credit quality or changes in the economic or political environment that could affect the timely payment of debt service on an insured transaction and mitigating losses should they occur. Our surveillance procedures include periodic review of all exposures, focusing principally on those exposures with which we have concerns. The specific procedures vary depending on whether the risk is public finance or structured finance, funded or synthetic, or direct or reinsurance, but the general procedures we follow for surveillance of risks include:

•	defining the scope and depth of individual transaction review based on the credit profile of the transaction, its size and the specific transaction characteristics;

•	review of any changes to the ratings for those transactions that have been assigned a public rating by any of the major rating agencies;

•	regular review of available news and other information, including subscription services and public sources, regarding the issuer, the specific insured transaction or the related industry;

•	periodic internal meetings between risk management and the staff of the relevant business line to discuss potential issues related to the applicable risks;

•	review of financial and other information, including periodic audited financial statements, that we require the relevant issuer to supply, and such other information that becomes publicly or otherwise available regarding the issuer or the specific insured transaction;

•	the preparation of written reports that provide an internal credit scoring and a report on transaction performance against expectation. We also review compliance with transaction-specific covenants;

•	classification of credits as “intensified surveillance credits” when we determine that continued performance is questionable and, in the absence of a positive change, may result in a claim. A summary of our exposures to credits classified as “intensified surveillance credits” at December 31, 2005 and 2004 is included below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Financial Guaranty—Year Ended December 31, 2005 Compared to Year Ended December 31, 2004—Provision for Losses;” and

•	additional scrutiny of transactions over a specified amount or for which a covenant or compliance breach has occurred, including consideration of additional monitoring, discussion with industry experts, investment bankers, and others, and discussions with management and/or site visits.

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

As soon as our risk management department detects a problem, it works with the appropriate parties in an attempt to avoid a default. Loss mitigation can consist of restructuring the obligation, enforcing available security arrangements, working with the issuer to solve management or potential political problems and, if appropriate, exercising applicable rights to replace problem parties. Issuers typically are under no obligation to restructure insured transactions to prevent losses, but oftentimes do not want to be associated with an obligation that experiences losses. When appropriate, we discuss potential settlement options, either at our behest or that of our counterparties, regarding particular obligations with appropriate parties. On occasion, loss mitigation may include an early termination of our obligations, which could result in payments to or from us. To determine the appropriate loss mitigation approach, we generally consider various factors relevant to such insured transaction, which may include the current and projected performance of the underlying obligation (both on an expected case basis and stressed for more adverse performance and/or market circumstances that we expect), the likelihood that we will pay a claim in light of credit deterioration and reductions in available payment reserves and existing subordination, our total exposure to the obligation, expected future premium payments and the cost to us of pursuing such remedies.

Included on our list of intensified surveillance credits at December 31, 2005 is a derivative financial guaranty contract, representing $247.5 million in exposure or approximately 38% of our total exposure to intensified surveillance credits at December 31, 2005. While Radian Asset Assurance had not been required to pay a claim with respect to this credit, given the deterioration of the credit quality of the portfolio of high-yield debt obligations underlying this transaction, the significant amount of time before the expiration of this risk in 2013 and our large notional exposure to this credit, Radian Asset Assurance recently engaged its counterparty in negotiations aimed at limiting our exposure arising from this credit. On March 2, 2006, Radian Asset Assurance entered into a settlement agreement with respect to this transaction and the one other derivative financial guaranty contract insured by Radian Asset Assurance with this same counterparty. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Financial Guaranty—Year Ended December 31, 2005 Compared to Year Ended December 31, 2004—Provision for Losses” in Item 7 below for more information regarding the settlement of this transaction.

We believe that early detection and continued involvement by our surveillance risk management department has reduced claims.

Reserve for Losses

We establish reserves to provide for losses and the estimated costs of settling claims in both our mortgage insurance and financial guaranty businesses. Setting loss reserves in both businesses involves significant use of estimates with regard to the likelihood, magnitude and timing of a loss. We have determined that the establishment of loss reserves in our businesses constitutes a critical accounting policy. Accordingly, a more detailed description of our policies is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Reserve for Losses” included in Item 7 below and in Notes 2 and 6 to our Consolidated Financial Statements.

Mortgage Insurance

In our mortgage insurance business, reserves for losses generally are not established until we are notified that a borrower has missed two payments. We also establish reserves for associated loss adjustment expenses (“LAE”), consisting of the estimated cost of the claims administration process, including legal and other fees and expenses associated with administering the claims process. Statement of Financial Accounting No. 60, “Accounting and Reporting by Insurance Enterprises, Standards (“SFAS No. 60”) specifically excludes mortgage guaranty insurance from its guidance relating to the reserve for losses. We maintain a database of claim payment history and use models, based on loan characteristics, including the status of the loan as reported by its servicer, as well as more static factors, such as the estimated foreclosure period in the area where a default exists, to help determine the appropriate loss reserve at any point in time. As a delinquency proceeds toward foreclosure, there is more certainty around these estimates as a result of the aging of the delinquent loan. If a default cures, the reserve for that loan is removed from the reserve for losses and LAE. This curing process causes an appearance of a reduction in reserves from prior years if the reduction in reserves from cures is greater than the additional reserves for those loans that are nearing foreclosure or have become claims. All estimates are continually reviewed and adjustments are made as they become necessary. We generally do not establish reserves for mortgages that are in default if we believe that we will not be liable for the payment of a claim with respect to that default. For example, for those defaults in which we are in a second-loss position, we calculate what the reserve would have been if there had been no deductible. If the existing deductible is greater than the reserve amount for any given default, we do not establish a reserve for the default. Consistent with accounting principles generally accepted in the United States of America (“GAAP”) and industry accounting practices, we do not establish loss reserves for expected future claims on insured mortgages that are not in default or believed to be in default.

In January 2005, we implemented a revised modeling process to assist us in establishing reserves in the mortgage insurance business. In recent years, with the growth in the Alt-A and other non-prime business, the change in the portfolio mix required us to segment the portfolio and evaluate the reserves required for each product differently. The previous model had been designed for a prime product only and needed to be updated with years of additional data. The revised model differentiates between prime and non-prime products and takes into account the different loss development patterns and borrower behavior that is inherent in these products. The model calculates a range of reserves by product and a midpoint for each product based on historical factors. We then evaluate other conditions, such as current economic conditions, regional housing conditions and the reliability of historical data for new products, to determine if an adjustment to the midpoint calculated by the model is necessary. At December 31, 2005, we made a judgment to reserve at a level within this range, but slightly above the midpoint, given the uncertainty around the ultimate performance of our non–prime products and the potential overpricing in certain housing markets. The new model did not result in an adjustment to the overall reserve for losses that we recorded.

We do not establish reserves for losses on mortgage insurance derivatives. Mortgage insurance derivatives are recorded at fair value in accordance with SFAS No. 133. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Derivative Instruments and Hedging Activity” in Item 7 below.

The following table presents information relating to our liability for unpaid mortgage insurance claims and related expenses:

	2005	2004	2003
	(In millions)
Balance at January 1	$559.6	$513.5	$484.7
Add losses and LAE incurred in respect of default notices received in:
Current year	445.9	386.9	329.0
Prior years	(86.8)	14.0	(19.7)

Total incurred	359.1	400.9	309.3

Deduct losses and LAE paid in respect of default notices received in:
Current year	47.0	45.5	39.4
Prior years	275.5	309.3	241.1

Total paid	322.5	354.8	280.5

Balance at December 31	$596.2	$559.6	$513.5

The following table shows our mortgage insurance reserves by category:

	Year Ended December 31
	2005	2004	2003
	(In millions)
Primary Insurance
Prime	$179.2	$165.9	$153.4
Alt-A	137.4	160.8	148.7
A minus and below	190.3	147.6	136.4
Pool Insurance	44.1	43.0	39.8
Seconds	35.9	37.6	35.2
NIMs/other	9.3	4.7	—

Total	$596.2	$559.6	$513.5

Financial Guaranty

We establish loss reserves on our non-derivative financial guaranty contracts. We establish case reserves for specifically identified impaired credits that have defaulted and allocated non-specific reserves for specific credits that we expect to default. In addition, we establish unallocated non-specific reserves for our entire portfolio based on estimated statistical loss probabilities. Generally, when a case reserve is established or adjusted, an offsetting adjustment is made to the non-specific reserves (allocated or unallocated, as applicable). We do not establish reserves on our derivative financial guaranty contracts. Instead, gains and losses on direct derivative financial guaranty contracts are derived from internally generated models that take into account both credit and market spreads and are recorded on our Consolidated Financial Statements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Derivative Instruments and Hedging Activity” in Item 7 below for a discussion of how we account for derivatives under SFAS No. 133.

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

Our financial guaranty business generally experiences relatively higher loss levels in certain of its other insurance businesses, such as trade credit reinsurance, than in its public finance or structured products businesses. We believe that the higher premiums we receive in these businesses, as well as the lower relative capital charges, adequately compensate us for the risks involved. Reserves for losses and LAE for trade credit reinsurance are based on reports and individual loss estimates received from ceding companies, net of anticipated estimated recoveries under salvage and subrogation rights. In addition, a reserve is established for losses and LAE incurred but not reported on trade credit reinsurance.

The following table shows information regarding the loss experience of our financial guaranty business for the years indicated:

	Year Ended December 31
	2005	2004	2003
	(In millions)
Reserve for losses and LAE at January 1	$241.4	$276.9	$139.9
Less reinsurance recoverables	2.3	2.3	2.2

Reserve for losses and LAE, net	239.1	274.6	137.7

Provision for losses and LAE
Occurring in current year	47.5	50.7	171.1
Occurring in prior years	(16.0)	5.2	(4.3)

Total	31.5	55.9	166.8

Payments for losses and LAE
Occurring in current year	0.6	5.0	8.4
Occurring in prior years	64.1	88.5	21.5

Total	64.7	93.5	29.9

Foreign exchange adjustment	(3.8)	2.1	—

Reserve for losses and LAE, net	202.1	239.1	274.6
Add reinsurance recoverables	2.7	2.3	2.3

Reserve for losses and LAE at December 31	$204.8	$241.4	$276.9

The provision for losses in 2005, 2004 and 2003 included $17.2 million, $34.3 million and $38.7 million, respectively, in connection with our trade credit reinsurance and surety businesses. In addition, the provision for losses in 2003 includes $111.0 million related to a single manufactured housing transaction originated and serviced by Conseco Finance Corp.

The following table shows our financial guaranty reserves by category:

	Year Ended December 31
	2005	2004	2003
	(In millions)
Financial Guaranty:
Case reserves	$58.0	$98.4	$44.7
Allocated non-specific	27.8	9.8	117.0
Unallocated non-specific	54.9	56.7	46.7
Trade Credit Reinsurance and Other:
Case reserves	22.1	34.1	43.4
IBNR (1)	42.0	42.4	25.1

Total	$204.8	$241.4	$276.9

(1)	Incurred but not reported.

Risk Management

We consider effective risk management to be critical to our long-term financial stability. As such, we are looking to continuously enhance and integrate the risk management function across our business lines. Since the acquisition of EFSG, we have sought to take the best practices existing in each business line and integrate them into a company-wide risk management process. In 2005, we hired a Chief Risk Officer to enhance our corporate-wide credit processes, to further integrate our credit culture and to establish a single credit risk platform for analysis and valuation. The Chief Risk Officer is responsible for formulating corporate-wide credit policy, maintaining the economic capital methodology, assessing model integrity, establishing and monitoring risk limits, and insuring adequate supporting technological and human resources are in place. The respective heads of risk management in the mortgage insurance and financial guaranty businesses report directly to the Chief Risk Officer, with reporting responsibility to their business heads as well.

We have implemented a credit committee structure applicable to both our mortgage insurance and financial guaranty businesses. Overseeing this credit committee structure is the Enterprise Risk Credit Committee (the “ERC”), consisting mainly of members of company-wide senior management. The ERC oversees individual credit committees organized by product line. These product-line committees include representatives of the product line, along with members of our credit policy, finance and legal departments. We believe that this credit committee structure enables us to more fully utilize the intelligence, knowledge, experience and skills available throughout our company to evaluate the risk in each of our subsidiary’s insurance in force and in proposed transactions. In 2005, our board of directors formed a committee of independent directors to assist the board in its responsibilities related to the oversight of our credit and risk management policies and procedures, including, heightening board-level awareness of the impact of developing risk trends on our portfolio and plans. The Chief Risk Officer provides the committee with a quarterly review of all aspects of our credit risk, including notable transactions and a periodic assessment of the state of our risk management function.

In order to evaluate and review credit risk across the company, we have developed an internal economic capital methodology which allows us to attribute economic capital to each individual credit within our portfolio. As such, economic capital provides us with a uniform risk measure for analyzing and valuing risk that is consistent across the mortgage insurance and financial guaranty businesses. The ability to measure risk in the same units allows us to set company-wide position limits for our portfolio that account for both differences in loss probabilities for each credit and also for the correlation in loss probabilities across a portfolio of credits. Economic capital is also the basis for calculating risk-adjusted returns on our capital (“RAROC”) which allows us to establish criteria for weighing the credit risk borne relative to the premium received.

Our economic capital methodology is heavily reliant on our models’ ability to quantify the underlying risks of default and prepayment. We have established a Model Review and Advisory Committee to address the issue of how well our models perform their respective risk assessments. This company-wide committee is made up of representatives of our quantitative modeling groups in each business line with the chairperson reporting directly to the Chief Risk Officer. The results of the committee’s model reviews are reported to and approved by the ERC.

In addition to credit risk, we evaluate our risk by reviewing market risk, currency risk, interest-rate risk, operational risk and legal risk across all of our businesses on a regular basis.

Mortgage Insurance

In 2005, in order to align the business to meet the needs of a changing business environment and to enhance credit risk awareness throughout the company, the mortgage insurance business moved to a business channel approach with four channels—Capital Markets, Strategic Accounts, Business Direct and International (see “Sales and Marketing—Mortgage Insurance” in this Item 1).

Our mortgage insurance business has a comprehensive risk management function that is imbedded in the channels as well as a separate department, Credit Policy & Compliance, with three distinct functions – Credit Policy, Portfolio Management and Risk Analytics and Portfolio Quality Assurance. The Credit Policy & Compliance group is focused on mortgage collateral and is responsible for overall credit policy creation and monitoring of compliance, portfolio management, limit setting and reporting, quantitative model creation and maintenance, comprehensive analytics and communication of credit related issues to management and our board of directors. This group reports directly to the Chief Risk Officer.

Risk tolerance policies are established by our Credit Policy & Compliance group to allow each of the mortgage business channels to operate within a predetermined set of acceptable risk parameters. Compliance with these policies is enforced in two ways: first, all risk functions in each of the mortgage business channels indirectly report to our Credit Policy and Compliance group; and second, by direct monitoring and enforcement by our Portfolio Quality Assurance department and our Credit Policy department. Our Portfolio Management and Risk Analytics department provides further surveillance at the portfolio level and coordinates with the business channels, which provide surveillance at the lender and loan level.

Additionally, the Credit Policy & Compliance group chairs two of our credit committees—the Mortgage Credit Committee and the Mortgage Insurance Credit Committee. The Mortgage Credit Committee is responsible for approving all domestic and international financial guaranty and structured transactions that are conducted through Radian Insurance. The Mortgage Insurance Credit Committee is responsible for approving all mortgage insurance risks that are outside our published guidelines and for approving changes to our proprietary scoring models.

Credit Policy

The Credit Policy function is responsible for establishing and maintaining all mortgage insurance and financial guaranty credit risk policy around counterparty, portfolio, operational and structured risks secured by or involving mortgage collateral. Credit Policy is also responsible for approving policy exception requests from the business channels. Additional responsibilities include establishing and monitoring portfolio limits for product types, loan attributes, and geographic concentrations, maintaining the flow rate card pricing return policy, economic capital policy review, developing standard commitment contract provisions and administration of the credit committees.

Portfolio Management and Risk Analytics

Our Portfolio Management and Risk Analytics department is responsible for three major functions: Risk Analytics, Quantitative Models and Surveillance.

Risk Analytics is responsible for analyzing risk in the overall market and portfolio, building reserving models for the mortgage insurance business, and performing a data and systems management function for the mortgage insurance business. Risk analysis involves analyzing risks to the portfolio from the market (for example, analyzing the effects of changes in housing prices and interest rate movements) and analyzing risks from particular lenders, products, and geographic locales.

Quantitative Models estimates, implements and controls our proprietary Prophet Models® used to price any of our flow rate cards or structured transactions. Our proprietary Prophet Models® jointly estimate default and prepayment risk on all of our major product lines. These models and any changes to them are discussed in a Model Review Forum and ultimately are approved by the Mortgage Insurance Credit Committee. Quantitative Models also reviews and approves all third party models used to approve loans for delegated mortgage insurance.

Surveillance is responsible for providing an independent view of risks assumed in all structured transactions in our mortgage insurance business, among major lenders and on select deals. For all structured transactions in our mortgage insurance business, Surveillance rates the performance of each transaction by modeling cash flows and providing detailed analysis. Results are then shared with management in a quarterly committee review meeting.

Further responsibilities of Portfolio Management and Risk Analytics include economic research, presentations to our board of directors and assisting in financial reporting.

Portfolio Quality Assurance

Our Portfolio Quality Assurance (“PQA”) department is responsible for ensuring that credit and related risks that impact the quality of our portfolio of insured loans, the quality of loans underwritten by us or our delegated lenders and the quality of critical data used within our business are assessed, investigated and communicated to management so that informed decisions can be made about loss prevention, mitigation, corrective action, pricing and/or other appropriate remedies.

The PQA group is responsible for ensuring that our underwriting procedures and guidelines (as well as those of lenders and the GSEs) are followed by service center, contract underwriting, and corporate operational support personnel through a loan re-underwriting and auditing program.

The PQA group also conducts risk-based reviews of our delegated underwriting business. The results of our reviews are used to improve the quality of the business the lender submits to us for insurance. Issues that are raised in our reports and not resolved within a time period acceptable to us will result in restriction or termination of the lender’s delegated underwriting authority.

The PQA group also identifies and recommends solutions for significant credit-related data integrity issues that do not meet our expectations for accuracy, consistency, ease of use, or availability. Under a continuous improvement program, the PQA group works with the technology area to resolve these data issues.

The PQA group also is responsible for executing a program of risk-based monitoring to evaluate the level of business channel and risk operations compliance with critical credit policies established by Credit Policy & Compliance, ensuring enforcement of credit policy and accountability on the part of the business channels and providing feedback to our Credit Policy department for continual review and improvement of existing policies.

Due Diligence on Structured Transactions

We believe that understanding our business partners is a key component of managing the risks posed by potential business transactions. Due diligence is performed by the business channels under policies issued by our Credit Policy & Compliance group. These due diligence reviews are precipitated either by a desire to develop an ongoing relationship with selected lenders, or by the submission of a proposed transaction by a given lender. Due diligence can take two forms: business-level and loan-level.

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

Loan-level due diligence is conducted on structured transactions (i) to determine whether appropriate underwriting guidelines have been adhered to and whether loans conform to our guidelines, (ii) to evaluate data integrity and (iii) to detect any fraudulent loans. The results of loan-level due diligence assist our mortgage insurance business in determining whether the pending transaction should be consummated and, in the event it is consummated, to provide data that can be used to determine appropriate pricing. The results also provide the mortgage insurance business with a database of information on the quality of a particular lender’s underwriting practices for future reference.

Reinsurance—Ceded

Radian Guaranty entered into variable quota-share treaties in each of the years 1994 through 1997 to reinsure its primary risk originated in each of these years and a portion of its pool risk written in 1997. Under these treaties, quota-share loss relief is provided to Radian Guaranty at varying levels ranging from 7.5% to

15.0% based on the loss ratio on the reinsured book for a ten-year term on each origination year. The higher the loss ratio, the greater the potential reinsurance relief, which protects Radian Guaranty in adverse loss situations. A commission is paid by the reinsurer to Radian Guaranty, and the agreements are noncancelable during their ten-year terms by either party. As of December 31, 2005, the risk in force covered by the variable quota-share treaties was approximately $2.1 billion, or approximately 7.4% of our mortgage insurance business’s total primary and pool risk in force, and $52.8 million, or approximately 1.9% of our mortgage insurance business’s total pool risk in force on the remaining terms of the 1996 and 1997 origination years. We have not reinsured any additional business pursuant to variable quota-share treaties since 1998.

In addition, Radian Guaranty currently uses reinsurance from affiliated companies to remain in compliance with the insurance regulations of states that require that a mortgage insurer limit its coverage percentage of any single risk to 25%. These transactions have no impact on our Consolidated Financial Statements.

Radian Guaranty and Amerin Guaranty are parties to a cross guaranty agreement. This agreement provides that if either party fails to make a payment to any of its policyholders, then the other party will step in and make the payment. The obligations of both parties under the agreement are unconditional and irrevocable; however, no payments will be made without prior approval by the insurance department of the payor’s state of domicile.

In 2004, we developed an approach for reinsuring our non-prime risk. The arrangement, which we refer to as “Smart Home,” effectively transfers risk from our portfolio to investors in the capital markets. Each transaction begins with the formation of an unaffiliated, offshore reinsurance company. We then enter into an agreement with the Smart Home reinsurer pursuant to which we agree to cede to the reinsurer a portion of the risk (and premium) associated with a portfolio of non-prime residential mortgage loans insured by us. The Smart Home reinsurer is funded in the capital markets through the issuance to investors of a series of separate classes of credit-linked notes. Each class relates to the loss coverage levels on the reinsured portfolio and is assigned a rating by one or more of the three major rating agencies. We typically retain the risk associated with the first-loss coverage levels, and we may retain or sell, in a separate risk transfer agreement, the risk associated with the AAA rated or most remote coverage level. Holders of the Smart Home credit-linked notes bear the risk of loss from losses paid to us under the reinsurance agreement. The Smart Home reinsurer invests the proceeds of the notes in high-quality short-term investments approved by the rating agencies. Income earned on those investments and a portion of the reinsurance premiums that we pay are applied to pay interest on the notes as well as certain of the Smart Home reinsurer’s expenses. The rate of principal amortization of the credit-linked notes approximates the rate of principal amortization of the underlying mortgages.

Since August 2004, we have completed three Smart Home arrangements. Details of these transactions are as follows:

Date of Transaction	Pool of Non-prime Mortgages (Par Value)	Risk Ceded to Reinsurer (Par Value)	Notes Sold to Investors (Principal Amount)
December 2005 (1)	$6.27 billion	$1.69 billion	$304.5 million
February 2005	$1.68 billion	$495.6 million	$98.5 million
August 2004	$882 million	$332.1 million	$86.1 million

(1)	$172.9 million in principal amount of credit-linked notes was issued in December 2005. An additional $131.6 million in principal amount was issued in February 2006.

Smart Home allows us to continue to take on more non-prime risk and the higher premiums associated with insuring these types of products. As a result, we consider Smart Home arrangements to be important to our ability to effectively manage our risk profile and to remain competitive in the non-prime market. Approximately 13% of our non-prime risk in force is currently reinsured through Smart Home arrangements. Because the Smart Home arrangement ultimately depends on the willingness of investors to invest in Smart Home securities, we cannot be certain that Smart Home will always be available to us or will be available on terms that are acceptable to us. If we are unable to continue to use Smart Home arrangements, our ability to participate in the non-prime mortgage market could be limited, which could have a material adverse effect on our business, financial condition and operating results.

Premiums written (ceded) in 2005 and 2004 include $3.5 million and $1.0 million, respectively, related to the Smart Home transactions. There were no ceded losses in 2005 or 2004 as a result of the Smart Home transactions.

We and other companies in the mortgage insurance industry also participate in reinsurance arrangements with mortgage lenders commonly referred to as “Captive reinsurance arrangements.” See “Mortgage Insurance Business—Captive Reinsurance” in this Item 1.

Financial Guaranty

We consider effective risk management to be critical to our long-term financial stability and employ a comprehensive risk system. This incorporates the integration of company-wide risk management policies and processes as well as best practices of the financial guaranty industry. All transactions are subject to a thorough underwriting analysis, a comprehensive risk committee decision process, and if a transaction is booked, surveillance by an independent department.

Transaction underwriting includes the analysis of all credit and legal aspects as well as any specific risks that may be inherent in the transaction. Further, the financial guaranty business utilizes our proprietary internal economic capital model for risk analysis, valuation and as the basis for calculating RAROC. All transactions are subject to a credit committee decision process embedded in the business and governed by the ERC. Following documented protocols and voting rules, a transaction must be approved in order to qualify for financial guaranty insurance. For transactions that are approved and booked, responsibility transfers to the surveillance department for monitoring, review, feed back to underwriting and risk mitigation.

Underwriting

Our financial guaranty underwriting discipline incorporates a multi-discipline underwriting process for both direct transactions and reinsurance transactions.

Direct Transactions.    Direct transactions are sourced and screened by the financial guaranty business based upon established criteria and profitability requirements. Transactions that qualify for further analysis are subject to an underwriting process to determine the creditworthiness of the obligor. The underwriting analysis is performed at a transaction level, examining the fundamental ability and willingness of the obligor and/or issuer to meet the specified obligation. This analysis includes all aspects of the obligation ranging from the fundamental financial strength of the obligor to the structure of the transaction, which may dictate the payment structure. All transaction analysis is also subject to legal requirements.

Reinsurance Transactions.    The same disciplined approach and risk requirements are applied to our reinsurance transactions. As part of our ongoing business, the financial guaranty business assumes transactions from approved reinsurance companies on a treaty or facultative basis. The primary insurance company is subject to a review by us that involves an examination of its operating, underwriting and surveillance procedures, personnel, organization and existing book of business. Additionally, our long-standing relationships with these select companies provide for experience-based analysis and information. The treaty book of assumed business is governed by treaties, which specify the parameters of risk acceptance as well as other components. The facultative business is governed by agreements between the primary insurer and us, and each transaction is subject to individual underwriting, as outlined above. Moreover, the ceding company typically is required to retain at least 25% of the exposure on any single risk that we assume.

Surveillance

Financial guaranty also has a surveillance risk management department that is dedicated to the surveillance of our book of business. See “Loss Mitigation—Financial Guaranty” in this Item 1 for information regarding this department.

Risk in Force

Mortgage Insurance

In recent years, we have faced increasing competition for traditional prime mortgages. As a result, we began offering mortgage insurance on increasing levels of non-prime mortgages, as well as new and emerging products such as interest-only loans and non-traditional products such as second mortgages, credit default swaps, NIMs and insurance of international mortgage transactions. Because we have limited historical data regarding these products and transactions, we attempt to limit our exposure to these transactions until we can perform rigorous risk analytics and generate enough data to assist us in predicting the attendant risks and adjust our pricing accordingly. We analyze our portfolio in a number of ways to identify any concentrations or imbalances in risk dispersion. We believe the performance of our mortgage insurance portfolio is affected significantly by:

•	the geographic dispersion of the properties securing the insured loans;

•	the quality of loan originations;

•	the characteristics of the loans insured (including LTV, purpose of the loan, type of loan instrument and type of underlying property securing the loan); and

•	the age of the loans insured.

Primary Risk in Force by Policy Year

The following table shows the percentage of our primary mortgage insurance risk in force by policy origination year as of December 31, 2005:

2000 and prior	6.7%
2001	3.7
2002	7.7
2003	21.4
2004	27.6
2005	32.9

100.0%

Geographic Dispersion

The following tables show the percentage of direct primary mortgage insurance risk in force by location of property for the top 10 states and top 15 metropolitan statistical areas (“MSAs”) in the United States as of December 31, 2005 and 2004:

	December 31
Top Ten States	2005	2004
Florida	9.5%	9.1%
California	9.4	13.0
Texas	6.1	5.5
New York	5.7	5.7
Georgia	4.8	4.6
Illinois	4.5	4.3
Ohio	4.2	3.5
Michigan	3.5	3.0
Arizona	3.4	4.4
New Jersey	3.4	3.3

Total	54.5%	56.4%

	December 31
Top Fifteen MSAs	2005	2004
Chicago, IL	3.6%	3.7%
Atlanta, GA	3.4	3.4
Phoenix/Mesa, AZ	2.5	3.3
New York, NY	2.1	2.4
Los Angeles – Long Beach, CA	1.9	2.5
Washington, DC – MD – VA	1.8	2.1
Philadelphia, PA – NJ	1.8	1.7
Detroit, MI	1.8	1.6
Riverside – San Bernardino, CA	1.7	2.0
Houston, TX	1.7	1.6
Miami – Hialeah, FL	1.6	1.7
Boston, MA – NH	1.6	1.6
Minneapolis – St. Paul, MN – WI	1.6	1.7
Nassau/Suffolk, NY	1.5	1.5
Tampa – St. Petersburg – Clearwater, FL	1.4	1.3

Total	30.0%	32.1%

During 2005, we increased the level of mortgage insurance business that we have been writing internationally. We are now writing a product mix that varies according to location and includes mortgage insurance and reinsurance as well as credit enhancement for structured mortgage-backed transactions and credit default swaps. Our primary geographical focus includes locations in Europe, Asia and Australia. We have provided credit protection on pools of mortgages (including mortgage-backed securities in credit default swap form) in the U.K., the Netherlands, Germany and Denmark. In addition, we entered into two mortgage reinsurance transactions in Australia in 2004 and early in 2005. We’ve also recently entered into a relationship with one of the largest mortgage lenders in Hong Kong to serve as its exclusive provider of mortgage insurance. We are in the process of applying for branch authorization in Hong Kong.

Lender and Product Characteristics

Although geographic dispersion is an important component of overall risk diversification—our strategy has been to limit our exposure in the top 10 states and top 15 MSAs—we believe the quality of the risk in force should be considered in conjunction with other elements of risk diversification such as product distribution and our risk management and underwriting practices.

One of the most important indicators of claim incidence is the relative amount of borrower’s equity or down payment that exists in a home. The expectation of claim incidence on mortgages with LTVs between 90.01% and 95% (“95s”) is approximately two times the expected claim incidence on mortgages with LTVs between 85.01% and 90% (“90s”). We believe that the higher premium rates we charge on 95s adequately reflect the additional risk on these loans. We, along with the rest of our industry, have been insuring loans with LTVs between 95.01% and 97% (“97s”) since 1995 and loans with an LTV of between 97.01% and 100% (“100s”) since 2000. These loans are expected to have a higher claim incidence than 95s. Premium rates on 100s and 97s are higher than on 95s in an amount that we believe is commensurate with the additional risk and the higher expected frequency and severity of claims. We also insure loans having an LTV over 100%, although the amount that we insure is insignificant.

We believe that the risk of claim on non-prime loans is significantly higher than that on prime loans. Although higher premium rates and surcharges are charged to compensate for the additional risk, non-prime products are relatively new and have not been fully tested in adverse economic situations, so we cannot be certain that the premium rates we charge are adequate or that the loss performance will be at, or close to, expected levels. Our claim frequency on insured Adjustable-Rate Mortgages (“ARMs”) has been higher than on fixed-rate loans due to monthly payment increases that occur when interest rates rise.

We believe that 15-year mortgages are less risky than 30-year mortgages, mainly as a result of the faster amortization and the more rapid accumulation of borrower equity in the property. Premium rates for 15-year mortgages are lower to reflect the lower risk.

The risk of claim also is affected by the type of property securing the insured loan. Loans on single-family detached housing are less likely to result in a claim than loans on other types of properties. Conversely, we generally consider loans on attached housing types, particularly condominiums and cooperatives, to be a higher risk due to the higher density of these properties. Our more stringent underwriting guidelines on condominiums and cooperatives reflect this higher expected risk.

We believe that the risk of claim on loans to borrowers who are relocating and loans originated by credit unions is low, and we offer lower premium rates on these loans commensurate with the lower risk. We also believe that loans on non-owner-occupied homes purchased for investment purposes are more likely to result in a claim and are subject to greater value declines than loans on either primary or second homes. Accordingly, we underwrite loans on non-owner-occupied investment homes more stringently, and we charge a significantly higher premium rate than the rate charged for insuring loans on owner-occupied homes.

It has been our experience that higher-priced properties experience wider fluctuations in value than moderately priced residences and that the high incomes of many people who buy higher-priced homes are less stable than those of people with moderate incomes. Underwriting guidelines for these higher-priced properties reflect this concern.

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

We also insure Option ARMs, a product that has recently become very popular in the market. Option ARMs offer a number of different monthly payment options to the borrower. One of these options is a minimum payment that is below the fully amortizing payment, which results in principal being added back to the loan balance and the loan balance continually increasing. This process is referred to as negative amortization. Additional premiums are charged against these Option ARMs as a result.

The following table shows the percentage of our direct primary mortgage insurance risk in force (as determined on the basis of information available on the date of mortgage origination) by the categories indicated as of December 31, 2005 and 2004:

	December 31
	2005	2004
Product Type:
Primary	90.5%	91.9%
Pool (1)	9.5	8.1

Total	100.0%	100.0%

Direct Primary Risk in Force (dollars in millions)	$25,729	$27,012
Lender Concentration:
Top 10 lenders (by original applicant)	44.6%	42.2%
Top 20 lenders (by original applicant)	56.7%	58.0%
LTV:
95.01% to 100.00%	14.0%	12.7%
90.01% to 95.00%	33.5	36.4
85.01% to 90.00%	37.1	38.1
85.00% and below	15.4	12.8

Total	100.0%	100.0%

	December 31
	2005	2004
Loan Grade:
Prime	69.3%	68.2%
Alt-A	17.5	19.1
A minus and below	13.2	12.7

Total	100.0%	100.0%

Loan Type:
Fixed	67.7%	69.3%
Adjustable-rate mortgage (“ARM”)(fully indexed)(2)
Less than 5 years	21.7	22.2
5 years and longer	8.6	7.7
ARM (potential negative amortization)(3)
Less than 5 years	2.0	0.8
5 years and longer	—	—

	100.0%	100.0%

FICO Score:
<=619	12.3%	12.2%
620-679	32.3	32.8
680-739	33.3	33.7
>=740	22.1	21.3

Total	100.0%	100.0%

Mortgage Term:
15 years and under	3.2%	3.6%
Over 15 years	96.8	96.4

Total	100.0%	100.0%

Property Type:
Non-condominium (principally single-family detached)	93.1%	93.9%
Condominium or cooperative	6.9	6.1

Total	100.0%	100.0%

Occupancy Status:
Primary residence	92.3%	92.7%
Second home	3.1	2.6
Non-owner-occupied	4.6	4.7

Total	100.0%	100.0%

Mortgage Amount:
Less than $300,000	85.3%	86.9%
$300,000 and over	14.7	13.1

Total	100.0%	100.0%

Loan Purpose:
Purchase	63.4%	63.2%
Rate and term refinance	19.6	19.3
Cash-out refinance	17.0	17.5

Total	100.0%	100.0%

(1)	Includes traditional and, until 2005, modified pool insurance. Beginning in 2005, new insurance written on modified pool insurance was classified as primary insurance due to the nature of the loan.
(2)	“Fully Indexed” refers to loans where payment adjustments are the same as mortgage interest-rate adjustments.
(3)	Loans with potential negative amortization will not have increasing principal balances unless interest rates increase as contrasted with scheduled negative amortization where an increase in loan balance will occur even if interest rates do not change.

Financial Guaranty

The following table shows the distribution of our financial guaranty insurance in force by type of issue and as a percentage of total financial guaranty insurance in force as of December 31, 2005 and 2004:

	Insurance in Force (1)
Type of Obligation	2005		2004
	Amount	Percent	Amount	Percent
	($ in billions)
Public finance:
General obligation and other tax-supported	$31.9	28.9%	$29.4	28.9%
Healthcare and long-term care	17.5	15.9	16.3	16.0
Water/sewer/electric/gas and other investor-owned utilities	12.7	11.5	13.6	13.4
Airports/transportation	8.2	7.4	9.1	9.0
Education	6.1	5.6	6.4	6.3
Housing revenue	1.2	1.1	1.3	1.3
Other municipal (2)	2.0	1.8	3.1	3.1

Total public finance	79.6	72.2	79.2	78.0

Structured finance:
Collateralized debt obligations	22.9	20.7	13.4	13.2
Asset-backed obligations	5.5	5.0	7.6	7.5
Other structured	2.3	2.1	1.4	1.3

Total structured finance	30.7	27.8	22.4	22.0

Total	$110.3	100.0%	$101.6	100.0%

(1)	Represents our proportionate share of the aggregate outstanding principal and interest payable on insured obligations.
(2)	Represents other types of municipal obligations, none of which individually constitutes a material amount of our financial guaranty insurance in force.

The following table shows information regarding our 10 largest single risks in financial guaranty by net par amounts outstanding as of December 31, 2005, and the credit rating assigned by S&P as of that date (in the absence of financial guaranty insurance) to each issuer:

Credit	Credit Rating	Obligation Type	Aggregate Net Par in Force as of December 31, 2005 (1)
			(In millions)
City of New York	A+	General Obligation	$655.6
State of California	A	General Obligation	545.1
New York & New Jersey Port Auth-Consolidated Bonds	AA-	Transportation	474.2
U.S. Static Synthetic Investment-Grade CDO	AAA	Collateralized Debt Obligation	450.0
U.S. Static Synthetic Investment-Grade CDO	AAA	Collateralized Debt Obligation	450.0
U.S. Static Synthetic Investment-Grade CDO	AAA	Collateralized Debt Obligation	450.0
U.S. Static Synthetic Investment-Grade CDO	AAA	Collateralized Debt Obligation	450.0
U.S. Static Synthetic Investment-Grade CDO	AAA	Collateralized Debt Obligation	416.0
U.S. Static Synthetic Investment-Grade CDO	AAA	Collateralized Debt Obligation	416.0
City of Chicago	AA-	General Obligation	404.6

(1)	All of the above exposures on collateralized debt obligations are aggregate exposures whose underlying assets consist of a pool of a large number of corporate names. Our exposure to any individual corporate credit in the pool is typically between $10 and $20 million (although it could be as high as $40 million), and our exposure is subject to significant subordination.

The following table identifies our financial guaranty insurance in force as of December 31, 2005 and 2004 by credit ratings assigned by S&P to each issuer:

	As of December 31,
	2005		2004
	Insurance in Force	Percent	Insurance in Force	Percent
	($ in billions)
AAA	$22.6	20.5%	$12.6	12.4%
AA	22.7	20.6	21.4	21.1
A	31.6	28.7	35.6	35.0
BBB	26.3	23.8	24.3	23.9
IG	1.3	1.2	1.1	1.1
NIG	2.8	2.5	3.1	3.1
Not rated	3.0	2.7	3.5	3.4

Total	$110.3	100.0%	$101.6	100.0%

The following table shows the distribution by state of our financial guaranty insurance in force as of December 31, 2005 and 2004:

	December 31
State	2005	2004
New York (1)	23.9%	18.7%
California	8.0	8.9
Texas	5.6	5.8
Florida	4.4	4.6
Pennsylvania	4.4	4.4
Illinois	4.0	4.2
Massachusetts	3.4	2.9
New Jersey	3.1	2.6
Other (2)	43.2	47.9

Total	100.0%	100.0%

(1)	Includes a significant amount of structured products because they generally are issued in New York.
(2)	Represents all remaining states, the District of Columbia and several foreign countries in which obligations insured and reinsured by our financial guaranty business arise, none of which individually constitutes greater than 3.1% and 2.6% of our financial guaranty net par outstanding as of December 31, 2005 or 2004, respectively.

For each of the years ended December 31, 2005, 2004 and 2003, financial guaranty premiums written attributable to foreign countries were approximately 4.2%, 6.2% and 5.9% of total financial guaranty premiums written. The decrease between 2004 and 2005 reflects our decision to exit the trade credit reinsurance line of business.

Customers

Mortgage Insurance

The principal customers of our mortgage insurance business are mortgage originators such as mortgage bankers, mortgage brokers, commercial banks and savings institutions. This is the case even though individual mortgage borrowers generally incur the cost of primary mortgage insurance coverage. We also offer lender-paid mortgage insurance, in which the mortgage lender or loan servicer pays the mortgage insurance premiums. The cost of the mortgage insurance is then passed on to the borrower in the form of higher interest rates. In 2005, approximately 70% of our primary mortgage insurance was originated on a lender-paid basis, compared to approximately 46% in 2004, much of which consisted of structured transactions. This lender-paid business is highly concentrated among a few large mortgage-lending customers.

To obtain primary mortgage insurance from us, a mortgage lender must first apply for and receive a master policy. Our approval of a lender as a master policyholder is based, among other factors, on our evaluation of the lender’s financial position and demonstrated adherence to sound loan origination practices. Our quality PQA function then monitors the master policyholder based on a number of criteria. See “Risk Management—Mortgage Insurance—Portfolio Quality Assurance” in this Item 1 for more information.

The number of individual primary mortgage insurance policies in force at December 31, 2005, was 787,324, compared to 843,162 at December 31, 2004, and 889,403 at December 31, 2003.

The top 10 mortgage insurance customers, measured by primary new insurance written, were responsible for 57.3% of our primary new insurance written in 2005, compared to 46.7% in 2004, and 53.3% in 2003. The largest single mortgage insurance customer (including branches and affiliates), measured by primary new insurance written, accounted for 10.6% of primary new insurance written during 2005, compared to 9.6% in 2004, and 10.4% in 2003. The amount of new business written in 2005 includes several structured transactions originated in the second and third quarter of 2005 composed of prime and non-prime mortgage loans originated throughout the United States.

Financial Guaranty

Our direct financial guaranty insurance customers consist of many of the major global financial institutions that structure, underwrite or trade securities issued in public finance and structured finance transactions. These institutions typically are large commercial or investment banks that focus on high-quality deals in the public finance and structured finance markets. Although we write financial guaranty insurance for obligations issued by or on behalf of many public finance and structured finance entities, these issuers are not our primary customers. Instead, the financial institutions underwriting or placing their securities generally are the ones who solicit the financial guaranty insurance for these transactions.

As a reinsurer of financial guaranty obligations, our financial guaranty business has maintained close and long-standing relationships with most of the primary financial guaranty insurers. We believe that these long-term relationships provide us with a comprehensive understanding of the market and of the financial guaranty insurers’ underwriting guidelines and reinsurance needs.

Our financial guaranty reinsurance customers consist mainly of the largest primary insurance companies licensed to write financial guaranty insurance and their foreign-based affiliates, including Ambac Assurance Corporation (“Ambac”); Financial Security Assurance Inc. (“FSAI”) and Financial Guaranty Insurance Company (“FGIC”). Primary trade credit insurers have also provided a significant portion of our financial guaranty insurance premiums in the past.

Our financial guaranty segment derives a substantial portion of its premiums written from a small number of direct primary insurers. In 2005, one primary insurer accounted for $43.3 million or 19.3% of the financial guaranty segment’s gross written premiums. Excluding the recapture in 2005, two primary insurers accounted for $74.9 million or 26.8% of the financial guaranty segment’s gross written premiums. In 2004, two primary insurers accounted for $82.1 million or 37.2% of the financial guaranty segment’s gross written premiums. Excluding the recapture in 2004, two primary insurers accounted for 25.9% of the financial guaranty segment’s gross written premiums. No other primary insurer accounted for more than 10% of the financial guaranty segment’s gross written premiums in either 2005 or 2004. The largest single customer of our financial guaranty business, measured by gross premiums written, accounted for 19.3% of gross premiums written during 2005 (15.5% excluding the recapture of business previously ceded to us by one of our primary insurer customers in 2005), compared to 21.8% in 2004 (15.2% excluding the recapture of business previously ceded to us by one of our primary insurer customers in 2004) and 12.1% in 2003.

Sales and Marketing

Mortgage Insurance

In 2005, in an effort to more appropriately align our mortgage insurance business to meet the needs of a changing business environment resulting from lender consolidation, centralization, and a movement towards a more capital markets risk-based approach, we reorganized our sales and marketing efforts to focus on four separate channels of customers: Business Direct, Strategic Accounts, Capital Markets and International. Customers are grouped into the above categories and they are serviced by each of the four separate business units. Each channel has a business manager with profit and loss responsibility and accountability. In addition, each channel has adopted a specific and focused approach to sustaining profitable growth. There is a priority of maximizing return on capital, enhancing top line and bottom line growth, and an ongoing pursuit of achieving efficiencies through cost reductions and increased productivity.

Business Direct

The business direct channel focuses on small and mid-sized customers. We employ a mortgage insurance field sales force of approximately 55 persons, organized into two regions, that provides local sales representation throughout the United States. Each of the two regions is supervised by a divisional sales manager who is directly responsible for several regional sales managers. The divisional sales managers are responsible for managing the profitability of business in their regions, including premiums, losses and expenses. The regional sales managers are responsible for managing a small sales force in different areas within the region. Key account managers manage specific accounts within a region that are not national accounts, but need more targeted oversight and attention. In addition to securing business from small and mid-sized regional customers, the mortgage insurance business direct channel also provides field support for the large national accounts as necessary and appropriate.

Strategic Accounts

In recognition of the continued consolidation in the mortgage lending business and, as a result, the significant share of business directed by large national accounts, we have a focused strategic accounts team consisting of seven strategic account managers and a dedicated risk operations manager that are directly and solely responsible for supporting strategic accounts. Each strategic account manager is responsible for a select group of accounts and is compensated based on the results for those accounts as well as our overall results. There has been a trend among large national accounts to move to more centralized decision-making about mortgage insurance that is subject to captive reinsurance relationships and other services provided by the mortgage insurance companies, such as streamlined electronic delivery and transfer of data between lenders and mortgage insurance companies. Included within the strategic accounts channel is a strategic account manager who is principally responsible for relationships and programs implemented with the GSEs. Strategic accounts business represented approximately 59% of our primary new insurance written in 2005, compared to 57% in 2004.

Mortgage insurance sales personnel are compensated by salary, account profitability, commissions on new insurance written and a production incentive based on the achievement of various goals. During 2005, these goals were more focused on profitability and RAROC.

Capital Markets

Our capital markets channel focuses on providing credit solutions for non-prime collateral through five main products: structured primary mortgage insurance, pool insurance, second-lien mortgage insurance, financial guaranty of NIMs and credit default swaps. The capital markets team works with investment banks, originators and whole loan aggregators to develop the most cost-effective credit enhancement structure possible. This ensures better access to the capital markets, and in turn, produces a lower cost of capital for our clients. In order to provide the best customer service possible, the capital markets business operates a pricing desk that works in concert with its clients’ analysts, as well as transaction managers who shepherd particular deals through closing.

International

The international mortgage channel is responsible for the development of mortgage opportunities outside the United States. With teams located in London, Hong Kong and Philadelphia, the international mortgage group develops and underwrites both mortgage insurance and capital market products. The primary markets for international mortgage include Europe, Asia and Australia. The international mortgage group is comprised of 12 professionals and works with mortgage lenders and originators, investment banks and other market intermediaries to identify market opportunities and credit risk management solutions.

Financial Guaranty

Our financial guaranty business develops its public finance business mainly through relationships with investment banks, commercial banks and financial advisors that provide financial and debt management services to, and intermediate transactions with, public finance borrowers. We also have direct relationships with some issuers. A dedicated public finance business development team, which reports directly to the head of our financial guaranty business’s public finance group, markets directly to these intermediaries. We do not pay or otherwise reimburse these intermediaries for their services.

Our financial guaranty business originates its structured finance transaction flow principally by developing and maintaining strong relationships with the financial institutions, both in the United States and abroad, that are actively involved in the structured finance market. Our financial guaranty business develops its structured finance business through three primary business development units – asset-backed securities, CDOs and financial solutions. We have a dedicated structured finance business development team which reports directly to the head of our financial guaranty business’s structured products group, for the purpose of developing new clients. In addition, our financial guaranty business has a London-based team of structured finance professionals responsible for sales and marketing for European structured finance transactions.

Our financial guaranty reinsurance business markets directly to primary financial guaranty insurers that write credit enhancement business. Our financial guaranty business’s goal is to meet the needs of the primary insurers, subject to our internal underwriting and risk management requirements. We typically compensate primary financial guaranty insurers based on a percentage of premium assumed, which varies from agreement to agreement.

Competition

Mortgage Insurance

We compete directly with six other private mortgage insurers – Genworth Financial Inc., Mortgage Guaranty Insurance Corporation, PMI Mortgage Insurance Co., Republic Mortgage Insurance Company, Triad Guaranty Insurance Corporation and United Guaranty Corporation – some of which are subsidiaries of well-capitalized companies with stronger financial strength ratings and greater access to capital than we have. We also compete against various federal and state governmental and quasi-governmental agencies, principally the Federal Housing Administration (“FHA”), the Veterans’ Administration (“VA”) and state-sponsored mortgage insurance funds. The FHA recently has increased its competitive position in areas with higher home prices by streamlining its down-payment formula and reducing the premiums it charges. Governmental and quasi-governmental entities typically do not have the same capital requirements that we and other mortgage insurance companies have, and therefore, may have financial flexibility in their pricing and capacity that could put us at a competitive disadvantage. In the event that a government-owned or sponsored entity in one of our markets determines to reduce prices significantly or alter the terms and conditions of its mortgage insurance or other credit enhancement products in furtherance of social or other goals rather than a profit motive, we may be unable to compete in that market effectively, which could have an adverse effect on our financial condition and results of operations.

We compete for flow business with other private mortgage insurance companies more on the basis of service than on the basis of price. This service-based competition includes risk management services, loss mitigation efforts and management and field service organization and expertise. We also provide contract underwriting services and participate in arrangements such as captive reinsurance and affordable housing programs. We cede a significant portion of our mortgage insurance business to mortgage insurance companies through captive reinsurance arrangements. Premiums ceded to captive reinsurance companies in 2005 were $92.9 million, representing 11.5% of our total direct mortgage insurance premiums earned during 2005. Historically, these arrangements have reduced the profitability and return on capital in our mortgage insurance business.

We also face competition from an increasing number of alternatives to traditional private mortgage insurance, including:

•	mortgage lenders structuring mortgage originations to avoid private mortgage insurance, mostly through “80-10-10 loans” or other forms of simultaneous second loans. The use of simultaneous second loans has increased significantly during recent years and is likely to continue to be a competitive alternative to private mortgage insurance;

•	investors using other forms of credit enhancement such as credit default swaps or securitizations as a partial or complete substitute for private mortgage insurance; and

•	mortgage lenders and other intermediaries that forego third-party insurance coverage and retain the full risk of loss on their high-LTV loans.

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

Financial Guaranty

We are subject to competition from companies that specialize in financial guaranty insurance or reinsurance, including MBIA Insurance Corporation, Ambac, FGIC, FSAI, Assured Guaranty Corp., CDC IXIS Financial Guaranty, XL Capital Assurance Inc., XL Financial Assurance Ltd. and RAM Reinsurance Company. In the late 1990s, several multiline insurers increased their participation in financial guaranty reinsurance. The participation of multiline insurers in the financial guaranty insurance and reinsurance businesses has decreased due to the downgrade of certain of these multiline participants. Certain of these multiline insurers have formed strategic alliances with some of the U.S. primary financial guaranty insurers. We believe that competition from multiline reinsurers and new monoline financial guaranty insurers will continue to be limited due to (a) the lack of consistent dedication to the business from multiline insurers with the required financial strength; and (b) the barriers to entry for new reinsurers posed by state insurance law and rating agency criteria governing minimum capitalization.

Competition in the financial guaranty reinsurance business is based on many factors, including overall financial strength, financial strength ratings, pricing and service. The rating agencies allow credit to a ceding company’s capital requirements and single risk limits for reinsurance that is ceded. The amount of this credit is in part determined by the financial strength rating of the reinsurer. Some of our competitors have greater financial resources than we have and are better capitalized than we are and/or have been assigned higher ratings by one or more of the major rating agencies. In addition, the rating agencies could change the level of credit they will allow a ceding company to take for amounts ceded to us and/or similarly rated reinsurers.

The majority of insured public finance and structured finance transactions are guaranteed by triple-A rated financial guaranty insurers. As a AA/Aa3-rated company, our financial guaranty business mainly targets distinct niches in the capital markets. There is generally a greater interest cost savings to an issuer by using triple-A rated credit enhancement as compared to our AA/Aa3 rated credit enhancement. However, financial guaranty insurance provided by a lower-rated provider also can provide significant value over uninsured executions in markets where the triple-A rated financial guaranty insurance is unavailable or uneconomical. In some markets, issuers and other counterparties receive no additional rating agency credit or regulatory relief from triple-A rated enhancement than they do with our AA/Aa3 enhancement, so our enhancement in these markets may be more economical.

Our financial guaranty insurance business also competes with other forms of credit enhancement, including letters of credit, guaranties and credit default swaps provided in most cases by banks and other financial institutions, some of which are governmental entities or have been assigned the highest credit ratings awarded by one or more of the major rating agencies. Most of these forms of credit enhancement, however, serve to provide ceding companies with increased insurance capacity only for rating agency purposes. Unlike financial guaranty reinsurance, most do not qualify as capital for state regulatory purposes, nor do they constitute credit against specific liabilities that would allow the ceding company greater single risk capacity. In late 2004, however, the laws applicable to those ceding companies domiciled in New York were amended to permit such ceding companies to use certain credit default swaps meeting applicable requirements as collateral to offset statutory single limits, aggregate risk limits, aggregate net liability calculations and contingency reserve requirements. This regulatory change, which makes credit default swaps an attractive alternative to traditional financial guaranty insurance, may result in a reduced demand for traditional monoline financial guaranty reinsurance.

We also face competition from alternate transaction structures that permit issuers to securitize assets more cost-effectively without the need for other credit enhancement and from cash-rich investors seeking additional yield on their investments by foregoing credit enhancement. We are also seeing increased competition in our financial guaranty reinsurance business as a result of captive reinsurance arrangements involving our financial guaranty primary reinsurance customers.

Ratings

S&P, Moody’s and Fitch each rate the financial strength of our insurance subsidiaries. The rating agencies focus on the following factors: capital resources; financial strength; commitment of management to, and alignment of stockholder interests with, the insurance business; demonstrated management expertise in our insurance business; credit analysis; systems development; risk management; marketing; capital markets and investment operations, including the ability to raise additional capital; and a minimum policyholders’ surplus with initial capital sufficient to meet projected growth as well as access to additional capital as may be necessary to continue to meet standards for capital adequacy. As part of their rating process, S&P, Moody’s and Fitch could test our insurance subsidiaries by subjecting them to a “stress level scenario” in which losses over a stress period are tested against our capital level.

The financial strength rating assigned by the rating agencies to an insurance or reinsurance company is based on factors relevant to policyholders and is not intended to the protect the equity holders of such company. A financial strength rating is neither a rating of securities nor a recommendation to buy, hold or sell any security. Financial strength ratings are an indication to an insurer’s customers of the insurer’s present financial strength and its capacity to honor its future claims payment obligations. Therefore, ratings generally are considered critical to an insurer’s ability to compete for new insurance business. The financial strength rating assigned to our insurance subsidiaries should not be viewed as indicative of or relevant to any ratings that may be assigned to our outstanding debt securities by any rating agency and should not be considered an evaluation of the likelihood of timely payment of principal or interest on those securities.

We have been assigned a senior debt rating of A+ by Fitch, A by S&P and A2 by Moody’s. Our principal insurance subsidiaries have been assigned the following financial strength ratings:

	MOODY’S	MOODY’S OUTLOOK	S&P	S&P OUTLOOK	FITCH	FITCH OUTLOOK
Radian Guaranty	Aa3	Stable	AA	Stable	AA	Stable
Radian Insurance	Aa3	Stable	AA	Stable	AA	Stable
Amerin Guaranty	Aa3	Stable	AA	Stable	AA	Stable
Radian Asset Assurance	Aa3	Stable	AA	Negative	AA	Negative
Radian Asset Assurance Limited	—	—	AA	Negative	AA	Negative

Moody’s and S&P have entered into an agreement with Radian Guaranty that obligates Radian Guaranty to maintain at least $30 million of capital in Radian Insurance as a condition of the issuance and maintenance of Radian Insurance’s ratings. In February 2006, we submitted a request to the Insurance Department of Pennsylvania to contribute approximately $500 million in capital from Radian Guaranty to Radian Insurance to support the additional risk that has been written in that entity, principally through non-traditional mortgage insurance transactions by our Capital Markets and International channels.

On April 27, 2005, Fitch affirmed the “AA” insurance financial strength rating of Radian Asset Assurance and RAAL, a subsidiary of Radian Asset Assurance that is authorized to conduct insurance business in the U.K., but revised its ratings outlook for the two entities to Negative from Stable. Fitch’s ratings for us and our other rated subsidiaries are unchanged. None of the primary insurance customers of our financial guaranty business have any recapture rights as a result of this ratings action by Fitch.

In October 2002, S&P downgraded the insurer financial strength rating of Radian Reinsurance from AAA to AA. As a result of this downgrade, effective January 31, 2004, one of the primary insurer customers of our financial guaranty reinsurance business exercised its right to recapture approximately $16.4 billion of par in force ceded to our financial guaranty reinsurance business, including $96.4 million of net premiums written with a GAAP carrying value of approximately $71.5 million. The entire impact of this recapture was reflected as a reduction of net premiums written in the first quarter of 2004. Because, in accordance with GAAP, we already had reflected $24.9 million of these recaptured net premiums written as having been earned, we were required to record the entire $24.9 million reduction in net premiums earned in the first quarter of 2004. Also in connection with the recapture in the first quarter of 2004, we were reimbursed for policy acquisition costs of approximately $31.0 million for which the carrying value under GAAP was $21.3 million. In addition, the recapture included approximately $11.5 million that had been recorded as case reserves under GAAP. Finally, we took a charge of $0.8 million for mark-to-market adjustments related to certain insurance policies associated with the recapture. The sum of the above adjustments related to this recapture resulted in an immediate reduction of pre-tax income of $15.9 million. We estimate that the recapture of reinsurance business reduced 2004 pre-tax income by approximately $37.8 million or approximately $0.26 per share after tax, $0.11 per share of which was a result of the immediate impact of the recapture, and the balance was a result of recaptured net premiums written that would have been earned over time, and estimated losses.

The sum of the above adjustments related to this recapture is summarized as follows:

	Cash Paid (Received)	GAAP Book Basis	Initial Gain (Loss)
	(In thousands)
Unearned Premium	$96,417	$71,525	$(24,892)
Acquisition Costs	(31,023)	(21,257)	9,766
Case Reserves	11,488	11,488	—
Receivable from Unrealized Credit Derivatives Gain	—	(791)	(791)

Totals	$76,882	$60,965	$(15,917)

Without cost to or concessions by us, the remaining primary insurer customers with recapture rights agreed not to exercise those rights with respect to the October 2002 downgrade by S&P. None of the primary insurer customers of our financial guaranty reinsurance business have any remaining recapture rights as a result of the 2002 downgrade by S&P.

In May 2004, Moody’s provided Radian Asset Assurance with an initial financial strength rating of Aa3. Prior to the merger of Radian Reinsurance with and into Radian Asset Assurance, Moody’s downgraded the insurance financial strength rating of Radian Reinsurance from Aa2 to Aa3.

As a result of this downgrade, two of the primary insurer customers of our financial guaranty reinsurance business had the right to recapture previously written business ceded to our financial guaranty reinsurance business. Effective February 28, 2005, one of these customers recaptured approximately $7.4 billion of par in force that it had ceded to us, including $54.7 million of written premiums as of February 28, 2005, $4.5 million of which was recorded as an immediate reduction of premiums earned at the time of the recapture, which represents the difference between statutory and GAAP unearned premiums. This return of unearned premiums resulted in an increase in policy acquisition costs of $1.7 million. The aggregate was a reduction in pre-tax income of $6.2 million, or approximately $0.04 per share after tax on a GAAP basis. The amount of future lost premiums due to this recapture will be approximately $129.7 million, which consists of the unearned premium balance and the value of future installment premiums. Based on the February 28, 2005, recapture date, the total approximate reduction in pre-tax income for 2005, including the immediate impact, was approximately $12.3 million or approximately $0.08 per share after tax.

The sum of the above adjustments related to this recapture is summarized as follows:

	Cash Paid (Received)	GAAP Book Basis	Initial (Loss)
	(In thousands)
Unearned Premiums	$54,742	$50,204	$(4,538)
Acquisition Costs	(17,097)	(18,791)	(1,694)

Total	$37,645	$31,413	$(6,232)

Despite the recapture, this primary insurer customer renewed its reinsurance treaty with us for 2005, and again recently for 2006, on substantially the same terms as in 2004, prior to the May 2004 downgrade. In March 2005, without cost to or concessions by us, this customer waived all of its remaining recapture rights with respect to the May 2004 downgrade by Moody’s. The other customer with recapture rights as a result of the May 2004 downgrade agreed, without cost to or concessions by us, to waive its recapture rights. There are no remaining recapture rights with respect to the May 2004 Moody’s downgrade of Radian Reinsurance.

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

We are permitted to invest in equity securities (including convertible debt and convertible preferred stock), provided our equity component does not exceed 20% of our total investment portfolio and at least 95% of the portfolio is investment grade.

We periodically review our investment portfolio for declines in the fair value of securities below the amortized cost basis of such securities that are considered to be other-than-temporary as defined by our policy, and we recognize declines in earnings if the security has not been sold. At December 31, 2005, there were no securities in the portfolio that had losses that were considered other-than-temporary.

At December 31, 2005, our investment portfolio had a cost basis of $5,311.3 million, a carrying value of $5,513.7 million and a market value of $5,518.0 million, including $361.9 million of short-term investments. Our investment portfolio did not include any real estate or mortgage loans. The portfolio included 61 privately placed, investment-grade securities with an aggregate carrying value of $61.7 million. At December 31, 2005, 98.4% of our investment portfolio (which includes fixed maturities and equity securities) consisted of cash equivalents and debt securities (including redeemable preferred stock) that were rated investment grade.

Our investment policies and strategies are subject to change depending on regulatory, economic and market conditions and our then-existing or anticipated financial condition and operating requirements, including our tax position. The management of the portion of our investments held at our insurance subsidiaries is also subject to insurance regulatory requirements applicable to such insurance subsidiaries.

Investment Portfolio Diversification

The diversification of our investment portfolio (other than short-term investments) at December 31, 2005, is as follows:

	December 31, 2005
	Amortized Cost	Fair Value	Percent (1)
	(In thousands)
Fixed maturities held to maturity (2):
State and municipal obligations	$125,935	$130,227	100.0%

Total	125,935	130,227	100.0%

Fixed maturities available for sale:
U.S. government securities (3)	78,214	79,705	1.7%
U.S. government-sponsored enterprises	33,764	33,119	0.7
State and municipal obligations	3,433,891	3,542,090	76.4
Corporate obligations	101,709	104,335	2.3
Convertible securities	308,331	314,692	6.9
Asset-backed securities	268,698	263,615	6.0
Redeemable preferred stocks	106,192	104,539	2.4
Private placements	59,357	61,143	1.3
Foreign governments	103,633	105,222	2.3

Total	4,493,789	4,608,460	100.0%

Equity securities	258,768	325,117
Trading securities	68,078	89,440
Other invested assets	2,825	2,825

Total	$4,949,395	$5,156,069

(1)	Percentage of amortized cost.
(2)	All security types listed, other than U.S. government securities, consist mostly of investment-grade securities.
(3)	Substantially all of these securities are backed by the full faith and credit of the U.S. government.

Investment Portfolio Scheduled Maturity (1)

The weighted average duration of the assets in our investment portfolio as of December 31, 2005, was 5.91 years. The following table shows the scheduled maturities of the securities held in our investment portfolio at December 31, 2005:

	December 31, 2005
	Carrying Value	Percent
	(In thousands)
Short-term investments	$361,937	6.5%
Less than one year (1)	92,226	1.7
One to five years (1)	415,304	7.5
Five to ten years (1)	824,412	15.0
Over ten years (1)	3,034,299	55.0
Asset-backed securities	263,615	4.8
Redeemable preferred stocks (2)	104,539	1.9
Equity securities (2)	325,117	5.9
Trading securities (2)	89,440	1.6
Other invested assets (2)	2,825	0.1

Total	$5,513,714	100.0%

(1)	Actual maturities may differ as a result of calls before scheduled maturity.
(2)	No stated maturity date.

Investment Portfolio by S&P Rating

The following table shows the ratings by S&P of our investment portfolio (other than short-term investments) as of December 31, 2005:

	December 31, 2005
	Carrying Value	Percent
	(In thousands)
Rating (1)
Fixed maturities:
U.S. government and agency securities	$112,824	2.2%
AAA	2,798,734	54.3
AA	773,293	15.0
A	534,303	10.4
BBB	333,400	6.5
BB and below and other (2)	3	—
Not rated (3)	181,838	3.5
Trading securities	89,440	1.7
Equity securities	325,117	6.3
Other invested assets	2,825	0.1

Total	$5,151,777	100.0%

(1)	As assigned by S&P as of December 31, 2005.
(2)	Securities in this category have been rated non-investment grade by S&P as of December 31, 2005.
(3)	Securities in this category have not been rated by S&P as of December 31, 2005, but have been rated investment grade as of December 31, 2005, by at least one other nationally recognized securities rating agency.

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

Insurance regulations address, among other things, the licensing of companies to transact business, claims handling, reinsurance requirements, premium rates and policy forms offered to customers, financial statements, periodic reporting, permissible investments and adherence to financial standards relating to surplus, dividends and other criteria of solvency intended to assure the satisfaction of obligations to policyholders.

Mortgage insurers in the United States generally are restricted to writing residential mortgage guaranty insurance, and financial guaranty insurers generally are restricted to writing financial guaranty insurance. Our non-insurance businesses, which consist of mortgage insurance-related services, are not generally subject to regulation under state insurance laws.

Radian Guaranty is domiciled and licensed in the Commonwealth of Pennsylvania as a stock casualty insurance company authorized to carry on the business of mortgage guaranty insurance pursuant to the provisions of the Pennsylvania insurance law and related rules and regulations governing property and casualty insurers. In addition to Pennsylvania, Radian Guaranty is authorized to write mortgage guaranty insurance (or in certain states where there is no specific authorization for mortgage guaranty insurance, the applicable line of insurance under which mortgage guaranty is regulated), in each of the other states, the District of Columbia and Guam. Radian Guaranty must maintain both a reserve for unearned premiums and for incurred losses and a special, formulaically derived contingency reserve to protect policyholders against the impact of excessive losses occurring during adverse economic cycles. The contingency reserve may be drawn on with the approval of the Pennsylvania insurance department under specified but limited circumstances.

Radian Insurance is domiciled and licensed in the Commonwealth of Pennsylvania as a stock casualty insurance company authorized to carry on the business of credit insurance or guaranty insurance pursuant to the provisions of the Pennsylvania insurance law and related rules and regulations governing property and casualty insurers. Radian Insurance must maintain both a reserve for unearned premiums and for incurred losses and a special, formulaically derived contingency reserve to protect policyholders against the impact of excessive losses occurring during adverse economic cycles. The contingency reserve may be drawn on with the approval of the Pennsylvania insurance department under specified but limited circumstances.

Amerin Guaranty is domiciled and licensed in the State of Illinois as a mortgage guaranty insurer and is subject to the provisions of the Illinois insurance law and related rules and regulations governing property-casualty insurers. In addition to Illinois, Amerin Guaranty is authorized to write mortgage guaranty insurance (or in certain states where there is no specific authorization for mortgage guaranty insurance, the applicable line of insurance under which mortgage guaranty is regulated, in each of the other states except Rhode Island (Amerin operates under an industrial insured exemption in Rhode Island) and the District of Columbia. Amerin Guaranty must maintain both a reserve for unearned premiums and for incurred losses and a special, formulaically derived contingency reserve to protect policyholders against the impact of excessive losses occurring during adverse economic cycles. The contingency reserve may be drawn on with the approval of the Illinois insurance department under specified but limited circumstances.

Radian Asset Assurance is domiciled and licensed in the State of New York as a financial guaranty insurer and is subject to all other provisions of the New York insurance law and related rules and regulations governing property-casualty insurers to the extent these provisions are not inconsistent with the New York financial guaranty insurance statute. Radian Asset Assurance is also licensed under the New York insurance law to write surety insurance and credit insurance. In addition to New York, Radian Asset Assurance is authorized to write financial guaranty and surety insurance (or in certain states where there is no specific authorization for financial guaranty insurance, credit insurance) in each of the other states, the District of Columbia and the United States Virgin Islands. Radian Asset Assurance must maintain both a reserve for unearned premiums and for incurred losses and a special, formulaically derived contingency reserve to protect policyholders against the impact of excessive losses occurring during adverse economic cycles. The contingency reserve may be drawn on with the approval of the New York insurance department under specified but limited circumstances.

Each insurance subsidiary is required by its state of domicile and each other jurisdiction in which it is licensed to transact business to make various filings with those jurisdictions and with the National Association of Insurance Commissioners, including quarterly and annual financial statements prepared in accordance with statutory accounting practices.

Insurance Holding Company Regulation.    We are an insurance holding company and our insurance subsidiaries belong to an insurance holding company system. All states have enacted legislation regulating insurance companies in an insurance holding company system. These laws generally require each insurance company in the system to register with the insurance regulatory authority of its state of domicile and to furnish to this regulator financial and other information concerning the operations of companies within the system that may materially affect the operations, management or financial condition of insurers within the system.

Because we are an insurance holding company, and because Radian Guaranty and Radian Insurance are Pennsylvania insurance companies, Amerin Guaranty is an Illinois insurance company, and Radian Asset Assurance is a New York insurance company, the Pennsylvania, Illinois or New York insurance laws regulate, among other things, certain transactions in our common stock and certain transactions between us, our insurance subsidiaries and other parties affiliated with us. Specifically, no person may, directly or indirectly, offer to acquire or acquire “control” of us or our insurance subsidiaries, unless that person files a statement and other documents with the Commissioner of Insurance of the state in which the target company is domiciled and obtains the Commissioner’s prior approval. The Commissioner may hold a public hearing on the matter. “Control” is presumed to exist if 10% or more of the target company’s voting securities are owned or controlled, directly or indirectly, by a person, although “control” may or may not be deemed to exist where a person owns or controls a lesser amount of securities. In addition, material transactions between us, our insurance subsidiaries and our affiliates are subject to certain conditions, including that they be “fair and reasonable.” These restrictions generally apply to all persons controlling or under common control with us or our insurance subsidiaries. Certain transactions between us, our insurance subsidiaries or our affiliates may not be entered into unless the relevant Commissioner of Insurance is given 30 days’ prior notification and does not disapprove the transaction during that 30-day period.

Dividends.    Radian Guaranty’s and Radian Insurance’s ability to pay dividends on their common stock is restricted by certain provisions of the insurance laws of the Commonwealth of Pennsylvania, their state of domicile. The insurance laws of Pennsylvania establish a test limiting the maximum amount of dividends that may be paid without prior approval by the Pennsylvania Insurance Commissioner. Under this test, an insurer may pay dividends during any 12-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders’ surplus; or (ii) the preceding year’s statutory net income. In accordance with this test, $451.2 million and $50.0 million would be available for dividends from Radian Guaranty and Radian Insurance, respectively, in 2006. However, another provision of the Pennsylvania insurance laws provides that dividends and other distributions may only be paid out of an insurer’s unassigned surplus unless the Pennsylvania Insurance Commissioner approves additional dividends. Radian Guaranty and Radian Insurance had positive unassigned surplus at December 31, 2005 of $198.9 million and $96.2 million, respectively. The Pennsylvania Insurance Commissioner has approved all distributions by Radian Guaranty since the enactment of this insurance law provision. Radian Insurance has not paid any dividends to Radian Guaranty, its immediate parent company.

Amerin Guaranty’s ability to pay dividends on its common stock is restricted by certain provisions of the insurance laws of the State of Illinois, its state of domicile. The insurance laws of Illinois establish a test limiting the maximum amount of dividends that may be paid from unassigned surplus by an insurer without prior approval by the Illinois Insurance Commissioner. Under this test, Amerin Guaranty may pay dividends during any 12-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders’ surplus; or (ii) the preceding year’s statutory net income. In accordance with this test, $19.7 million would be available for dividends in 2006 without prior regulatory approval. In January 2005, Amerin paid a $100 million dividend to us that was declared in December 2004, after receiving approval for a special dividend from the Illinois Insurance Commissioner.

Radian Asset Assurance’s ability to pay dividends is restricted by certain provisions of the insurance laws of the State of New York, its state of domicile. Under the New York insurance law, Radian Asset Assurance may only declare or distribute dividends from earned surplus. Unless the company has prior approval from the New York Superintendent of Insurance, the company can only pay a dividend, which when totaled with all other dividends declared or distributed by it during the next preceding twelve months, is the lesser of ten percent of its surplus to policyholders as shown by its last statement on file with the Superintendent, or one hundred percent of adjusted net investment income. At December 31, 2005, Radian Asset Assurance had $99.5 million available for dividends that could be paid in 2006 without prior approval. Radian Asset Assurance paid a $100 million dividend to us in 2005.

Risk-to-Capital.    A number of states limit a private mortgage insurer’s risk in force to 25 times the total of the insurer’s policyholders’ surplus plus the statutory contingency reserve, commonly known as the “risk-to-capital” requirement. As of December 31, 2005, the consolidated risk-to-capital ratio for our mortgage insurance business was 11.6 to 1 compared to 10.0 to 1 as of December 31, 2004. The cross guaranty agreement between Radian Guaranty and Amerin Guaranty makes it appropriate to look at risk-to-capital on a combined basis.

Reserves.    For statutory reporting, mortgage insurance companies are required annually to provide for additions to their contingency reserve in an amount equal to 50% of earned premiums. Such amounts cannot be withdrawn for a period of 10 years except under certain circumstances. The contingency reserve, designed to be a reserve against catastrophic losses, essentially restricts dividends and other distributions by mortgage insurance companies. We classify the contingency reserve as a statutory liability. At December 31, 2005, Radian Guaranty had statutory policyholders’ surplus of $412.7 million and a contingency reserve of $2.5 billion, Amerin Guaranty had statutory policyholders’ surplus of $197.1 million and a contingency reserve of $5.8 million and Radian Insurance had statutory policyholders’ surplus of $131.2 million and a contingency reserve of $76.9 million.

In accordance with New York insurance law, our financial guaranty business must establish a contingency reserve, in an amount equal to the greater of 50% of premiums written or a stated percentage of the principal guaranteed, ratably over 15 to 20 years depending on the category of obligation insured. Reinsurers are required to establish a contingency reserve equal to their proportionate share of the reserve established by the ceding company. At December 31, 2005, Radian Asset Assurance had statutory policyholders’ surplus of $994.5 million and a contingency reserve of $271.9 million.

Premium Rates and Policy Forms.    Each of our mortgage insurance and financial guaranty subsidiary’s premium rates and policy forms are generally subject to regulation in every state in which it is licensed to transact business. These regulations are intended to protect policyholders against the adverse effects of excessive, inadequate or unfairly discriminatory rates and to encourage competition in the insurance marketplace. In most states, premium rates and policy forms must be filed and, in some states approved, before their use. Changes in premium rates may be subject to justification, generally on the basis of the insurer’s loss experience, expenses and future trend analysis. The general default experience in the mortgage insurance industry also may be considered.

Reinsurance.    Restrictions apply under the laws of several states to any licensed company ceding business to an unlicensed reinsurer. Under those laws, if a reinsurer is not admitted, authorized or approved in such state, the company ceding business to the reinsurer cannot take credit in its statutory financial statements for the risk ceded to the reinsurer absent compliance with certain reinsurance security requirements. In addition, several states also have special restrictions on mortgage insurance, and several states limit the amount of risk a mortgage insurer may retain with respect to coverage on an insured loan to 25% of the insured’s claim amount. Coverage in excess of 25% (i.e., deep coverage) must be reinsured.

Examination.    Our insurance subsidiaries are subject to examination of their affairs by the insurance departments of each of the states in which they are licensed to transact business.

Accreditation.    The National Association of Insurance Commissioners instituted the Financial Regulatory Accreditation Standards Program, known as “FRASP,” in response to federal initiatives to regulate the business of insurance. FRASP provides standards intended to establish effective state regulation of the financial condition of insurance companies. FRASP requires states to adopt certain laws and regulations, institute required regulatory practices and procedures, and have adequate personnel to enforce these items in order to become accredited. In accordance with the National Association of Insurance Commissioners’ Model Law on Examinations, accredited states are not permitted to accept certain financial examination reports of insurers prepared solely by the insurance regulatory agency in states not accredited by January 1, 1994. Although the State of New York is not accredited, no state where Radian Asset Assurance is licensed has refused to accept the New York Insurance Department’s Reports on Examination for Radian Asset Assurance. However, we cannot be certain that, if the New York insurance department remains unaccredited, other states that are accredited will continue to accept financial examination reports prepared solely by New York. We do not believe that the refusal by an accredited state to continue accepting financial examination reports prepared by New York would have a material adverse impact on our insurance businesses.

Federal Regulation

RESPA.    The origination or refinance of a federally regulated mortgage loan is a settlement service, and therefore, subject to RESPA. In December 1992, regulations were issued stating that mortgage insurance also is a settlement service. As a result, mortgage insurers are subject to the anti-referral provisions of Section 8(a) of RESPA, which provide, in essence, that that mortgage insurers are prohibited from paying anything of value to a mortgage lender in consideration of the lender’s referral of business to the mortgage insurer. Although many states prohibit mortgage insurers from giving rebates, RESPA has been interpreted to cover many non-fee services as well. The U.S. Department of Housing and Urban Development’s (“HUD”) interest in pursuing violations of RESPA has increased the awareness of both mortgage insurers and their customers of the possible sanctions resulting from a violation of RESPA. HUD, as well as the insurance commissioner or an attorney general of any state, may conduct investigations, levy fines and other sanctions or enjoin future violations of RESPA. We and other mortgage insurers have faced private lawsuits alleging, among other things, that our captive reinsurance arrangements, as well as pool insurance and contract underwriting services, constitute unlawful payments to mortgage lenders under RESPA. Although to date we have successfully defended against all such lawsuits on the basis that the plaintiffs lacked standing, we cannot be certain that we will have continued success defending against similar lawsuits.

The insurance law provisions of many states, including New York, also prohibit paying for the referral of insurance business and provide various mechanisms to enforce this provision. In February 1999, the New York Insurance Department issued Circular Letter No. 2 that discusses its position concerning various transactions between mortgage guaranty insurance companies licensed in New York and mortgage lenders. The letter confirms that captive reinsurance transactions are permissible if they “constitute a legitimate transfer of risk” and “are fair and equitable to the parties.” The letter also states that “supernotes/performance notes,” “dollar pool” insurance, and “un-captive captives” violate New York insurance law. In May 2005, we received a letter from the New York Insurance Department seeking information related to all of the captive mortgage reinsurance arrangements that we entered into since January 1, 2000, a list of the lenders associated with each captive along with each captive’s state of domicile and capital/surplus requirements. The letter also included a request for a description of any other arrangements through which we provide any payment or consideration to a lender in connection with mortgage insurance. We submitted our response and affirmed it as true under penalties of perjury to the New York insurance department by June 8, 2005. We are aware that other mortgage insurers have received similar requests from the New York insurance department.

In February 2006, we and other mortgage insurers received a second letter from the New York insurance department seeking documentation and a description of the due diligence that we perform in selecting reinsurers for our mortgage insurance risk. The letter indicates that the New York insurance department is seeking evidence from us to rebut the assertion that the premiums we pay under our captive reinsurance arrangements constitute an inducement or compensation to lenders for doing business with us and to bolster a claim that it is difficult or impossible to obtain mortgage reinsurance from non-captive reinsurers. We are considering our response to this request, which we intend to submit to the New York insurance department as requested.

In addition to the New York inquiry, other mortgage insurers recently have received subpeonas from the Minnesota Insurance Commissioner relating to their captive reinsurer arrangements, and public reports have indicated that both the Colorado and North Carolina Insurance Commissioners were considering investigating or reviewing captive mortgage reinsurance arrangements. Insurance departments or other officials in other states may also conduct such investigations or reviews. Although we believe that all of our captive reinsurance arrangements transfer risk to the captive reinsurer at a premium rate that is commensurate with the risk, we cannot be certain that we will be able to successfully defend against any alleged violations of RESPA or other laws.

HUD proposed a rule under RESPA to create an exemption from Section 8(a) of RESPA. The proposed rule would have made the exemption available to lenders that, at the time a borrower submits a loan application, give the borrower a firm, guaranteed price for all the settlement services associated with the loan, commonly referred to as “bundling.” In 2003, HUD withdrew the proposed rule and submitted another proposed rule to the Office of Management and Budget, which also was subsequently withdrawn. If bundling is exempted from RESPA, mortgage lenders may have increased leverage over us and the premiums we are able to charge for mortgage insurance could be negatively affected.

HMDA.    Most originators of mortgage loans are required to collect and report data relating to a mortgage loan applicant’s race, nationality, gender, marital status and census tract to HUD or the Federal Reserve under the Home Mortgage Disclosure Act of 1975 (“HMDA”). The purpose of the HMDA is to detect possible discrimination in home lending and, through disclosure, to discourage this discrimination. Mortgage insurers are not required pursuant to any law or regulation to report HMDA data, although under the laws of several states, mortgage insurers are currently prohibited from discriminating on the basis of certain classifications.

Several mortgage insurers, through their trade association, Mortgage Insurance Companies of America (“MICA”), entered into an agreement with the Federal Financial Institutions Examinations Council (“FFIEC”) to report the same data on loans submitted for insurance as is required for most mortgage lenders under HMDA. Reports of HMDA-type data for the mortgage insurance industry have been submitted by several mortgage insurers through MICA to the FFIEC since 1993. We are not aware of any pending or expected actions by governmental agencies in response to the reports submitted by MICA to the FFIEC. Since January 2004, we have been independently reporting HMDA data to the FFIEC, due to our withdrawal from MICA.

Mortgage Insurance Cancellation.    The Homeowners Protection Act of 1998 (the “HPA”) was signed into law on July 29, 1998. The HPA imposes certain cancellation and termination requirements for borrower-paid private mortgage insurance and requires certain disclosures to borrowers regarding their rights under the law. The HPA also requires certain disclosures for loans covered by lender-paid private mortgage insurance. Specifically, the HPA provides that private mortgage insurance on most loans originated on or after July 29, 1999, may be canceled at the request of the borrower once the LTV reaches 80%, provided that certain conditions are satisfied. Private mortgage insurance must be canceled automatically once the LTV reaches 78% (or, if the loan is not current on that date, on the date that the loan becomes current). The HPA establishes special rules for the termination of private mortgage insurance in connection with loans that are “high risk.” The HPA does not define “high risk” loans but leaves that determination to Fannie Mae and Freddie Mac for loans up to the conforming loan limit and to the mortgagee for any other loan. For “high risk” loans above the conforming loan limit, private mortgage insurance must be terminated on the date that the LTV is first scheduled to reach 77%. In no case, however, may private mortgage insurance be required beyond the midpoint of the amortization period of the loan if the mortgagor is current on the payments required by the terms of the mortgage. We do not believe that the HPA has had a material impact on the persistency rate of our insured loans or on our financial results.

Freddie Mac and Fannie Mae

As the largest purchasers and sellers of conventional mortgage loans, and therefore beneficiaries of private mortgage insurance, Freddie Mac and Fannie Mae impose requirements on private mortgage insurers so that they may be eligible to insure loans sold to Freddie Mac and Fannie Mae. Freddie Mac’s current eligibility requirements impose limitations on the type of risk insured, standards for the geographic and customer diversification of risk, procedures for claims handling, standards for acceptable underwriting practices, standards for certain reinsurance cessions and financial requirements that generally mirror state insurance regulatory requirements. These requirements are subject to change from time to time. Fannie Mae also has eligibility requirements, although those requirements are not published. Radian Guaranty is an approved first-lien mortgage insurer for both Freddie Mac and Fannie Mae.

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

The Office of Federal Housing Enterprise Oversight issued new risk-based capital regulations for Freddie Mac and Fannie Mae, which took effect September 13, 2002. The most relevant provision to us is a distinction between AAA rated insurers and AA-rated insurers. The new regulations impose a lesser credit reduction for Fannie Mae and Freddie Mac for exposure ceded by them to AAA rated insurers as compared to AA-rated insurers. Currently, Radian Guaranty is rated AA; one other mortgage insurance provider is rated AAA. As a result, there may be an incentive for the GSEs to prefer private mortgage insurance provided by the AAA rated insurer, although this has not occurred to this point. The provisions of the new regulations are to be phased in over a 10-year period commencing on the effective date of the regulation.

Fannie Mae and Freddie Mac require that we participate in “affordable housing” programs that they maintain to provide for loans to low- and moderate-income borrowers. These programs usually include 95s, 97s and 100s, and may require the liberalization of certain underwriting guidelines to achieve the programs’ objectives. Our default experience on loans that we insure through these programs has been worse than on non-“affordable housing” loans, but our participation in these programs does not comprise a material amount of our risk in force.

Indirect Regulation

We also are indirectly, but significantly, impacted by regulations affecting originators and purchasers of mortgage loans, such as Freddie Mac and Fannie Mae, and regulations affecting governmental insurers such as the FHA and the VA. We and other private mortgage insurers may be significantly impacted by federal housing legislation and other laws and regulations that affect the demand for private mortgage insurance and the housing market generally. For example, legislation that increases the number of persons eligible for FHA or VA mortgages could have a material adverse effect on our ability to compete with the FHA or VA.

The FHA single-family loan limits were raised effective January 1, 2005. The 2005 limits range from $172,632 in low-cost areas to $312,895 in high-cost areas. The limits were increased to a range from $200,160 to $362,790 effective January 1, 2006. We do not believe that demand for private mortgage insurance has been or will be materially adversely affected by this change.

Foreign Regulation

We also are subject to certain regulation in various foreign countries, namely the U.K. and Bermuda, as a result of our operations in those jurisdictions.

In the U.K., we are subject to regulation by the Financial Services Authority, or FSA. The FSA periodically performs a formal risk assessment of insurance companies or groups carrying on business in the U.K. After each risk assessment, the FSA will inform the insurer of its views on the insurer’s risk profile. This will include details of any remedial action that the FSA requires. The FSA also supervises the management of insurance companies through the approved persons regime, by which any appointment of persons to perform certain specified “controlled functions” within a regulated entity, must be approved by the FSA.

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

The acquisition of “control” of any U.K. insurance company will require FSA approval. For these purposes, a party that “controls” a U.K. insurance company includes any company or individual that (together with its or his associates) directly or indirectly acquires 10% or more of the shares in a U.K. authorized insurance company or its parent company, or is entitled to exercise or control the exercise of 10% or more of the voting power in such authorized insurance company or its parent company. In considering whether to approve an application for approval, the FSA must be satisfied that the acquirer is both a fit and proper person to have such “control” and that the interests of consumers would not be threatened by such acquisition of “control.” Failure to make the relevant prior application could result in action being taken against our U.K. subsidiaries by the FSA.

Employees

At December 31, 2005, we had 1,079 employees, of which approximately 485 are located in our Philadelphia, Pennsylvania headquarters facility and approximately 100 are located in field offices throughout the United States. Approximately 180 of our employees work in our financial guaranty business located in New York City and London. Approximately 290 of our employees are contract underwriters that are hired on an “as-needed” basis. The number of contract underwriters can vary substantially from period to period, mainly as a result of changes in the demand for these services. Our employees are not unionized and management considers employee relations to be good.

Item 1A.	Risk Factors.

Risks Affecting Our Company

Deterioration in general economic factors may increase our loss experience and decrease demand for mortgage insurance and financial guaranties.

Our business tends to be cyclical and tends to track general economic and market conditions. Our loss experience on the mortgage and financial guaranty insurance we write is subject to general economic factors that are beyond our control, many of which we cannot anticipate, including extended national economic recessions, interest-rate changes or volatility, business failures, the impact of terrorist attacks or acts of war, or changes in investor perceptions regarding the strength of private mortgage insurers or financial guaranty providers and the policies or guaranties they offer. Deterioration of general economic conditions, such as increasing unemployment rates, negatively affects our mortgage insurance business by increasing the likelihood that borrowers will not pay their mortgages. Personal factors affecting individual borrowers, such as divorce or illness, also impact the ability of borrowers to continue to pay their mortgages. Depreciation of home prices also is a leading indication of an increase in our future losses. Our financial guaranty business also is impacted by adverse economic conditions due to the impact or perceived impact these conditions may have on the credit quality of municipalities and corporations. The same events that increase our loss experience in each business also generally lead to decreased activity in the market for mortgages and financial obligations, leading to decreased demand for our mortgage insurance or financial guaranties. An increase in our loss experience or a decrease in demand for our products due to adverse economic factors could have a material adverse effect on our business, financial condition and operating results.

Deterioration in regional economic factors could increase our losses or reduce demand for our insurance.

We could be affected by weakening economic conditions, catastrophic events, or acts of terrorism in specific regions of the United States where our business is concentrated. A majority of our primary mortgage insurance in force is concentrated in ten states, with the highest percentage being in Florida, California, Texas and New York. A large percentage of our second-lien mortgage insurance in force is concentrated in California and Florida. Our financial guaranty business also has a significant portion of its insurance in force concentrated in a small number of states, principally including California, New York, Texas, Pennsylvania and Florida. A continued and prolonged weakening of economic conditions, declines in home-price appreciation or catastrophic events or acts of terrorism in the states where our business is concentrated could have an adverse effect on our financial condition and results of operations.

Downgrade or potential downgrade of our credit ratings or the insurance financial strength ratings assigned to any of our operating subsidiaries could weaken our competitive position and affect our financial condition.

The insurance financial strength ratings assigned to our subsidiaries may be downgraded by one or more of S&P, Moody’s or Fitch if they believe that we or the applicable subsidiary has experienced adverse developments in our business, financial condition or operating results. These ratings are important to our ability to market our products and to maintain our competitive position and customer confidence in our products. A downgrade in these ratings, or the announcement of a potential for a downgrade, could have a material adverse effect on our business, financial condition and operating results. Our principal operating subsidiaries had been assigned the following ratings as of the date of this report:

	MOODY’S	MOODY’S OUTLOOK	S&P	S&P OUTLOOK	FITCH	FITCH OUTLOOK
Radian Guaranty	Aa3	Stable	AA	Stable	AA	Stable
Radian Insurance	Aa3	Stable	AA	Stable	AA	Stable
Amerin Guaranty	Aa3	Stable	AA	Stable	AA	Stable
Radian Asset Assurance	Aa3	Stable	AA	Negative	AA	Negative
Radian Asset Assurance Limited	—	—	AA	Negative	AA	Negative

If the financial strength ratings assigned to any of our mortgage insurance subsidiaries were to fall below “Aa3” from Moody’s or the “AA” level from S&P and Fitch, then national mortgage lenders and a large segment of the mortgage securitization market, including Fannie Mae and Freddie Mac, generally would not purchase mortgages or mortgage-backed securities insured by that subsidiary. Any downgrade of the ratings assigned to our financial guaranty subsidiaries would limit the desirability of their respective direct insurance products and would reduce the value of Radian Asset Assurance’s reinsurance, even to the point where primary insurers may be unwilling to continue to cede insurance to Radian Asset Assurance at attractive rates. In addition, many of Radian Asset Assurance’s reinsurance agreements give the primary insurers the right to recapture business ceded to Radian Asset Assurance under these agreements, and in some cases, the right to increase commissions charged to Radian Asset Assurance if Radian Asset Assurance’s insurance financial strength rating is downgraded below specified levels. Accordingly, Radian Asset Assurance’s competitive position and prospects for future financial guaranty reinsurance opportunities would be damaged by a downgrade in its ratings. For example, downgrades that occurred in October 2002 and in May 2004 triggered these recapture rights. See “Ratings” in Item 1 for more information regarding these downgrades. We cannot be certain that the impact on our business of any future downgrades would not be worse than the impact resulting from these prior downgrades.

In addition to the financial strength ratings assigned to our subsidiaries, we have been assigned a senior debt rating of A+ by Fitch, A by S&P and A2 by Moody’s. The credit ratings generally impact the interest rates that we pay on money that we borrow. Therefore, a downgrade in our credit ratings could increase our cost of borrowing which would have an adverse affect on our liquidity, financial condition and results of operations.

An increase in our subsidiaries’ risk-to-capital or leverage ratios may prevent them from writing new insurance.

Rating agencies and state insurance regulators impose capital requirements on our subsidiaries. These capital requirements include risk-to-capital ratios, leverage ratios and surplus requirements that limit the amount of insurance that these subsidiaries may write. For example, Moody’s and S&P have entered into an agreement with Radian Guaranty that obligates Radian Guaranty to maintain specified levels of capital in Radian Insurance as a condition of the issuance and maintenance of Radian Insurance’s ratings. A material reduction in the statutory capital and surplus of any of our subsidiaries, whether resulting from underwriting or investment losses or otherwise, or a disproportionate increase in risk in force, could increase that subsidiary’s risk-to-capital ratio or leverage ratio. This in turn could limit that subsidiary’s ability to write new business or require that subsidiary to lower its ratios by obtaining capital contributions from us, reinsuring existing business or reducing the amount of new business it writes, which could have a material adverse effect on our business, financial condition and operating results.

If the estimates we use in establishing loss reserves for our mortgage insurance or financial guaranty business are incorrect, we may be required to take unexpected charges to income and our ratings may be lowered.

We establish loss reserves in both our mortgage insurance and financial guaranty businesses to provide for the estimated cost of claims. However, our loss reserves may be inadequate to protect us from the full amount of claims we may have to pay. Setting our loss reserves involves significant reliance on estimates of the likelihood, magnitude and timing of anticipated losses. The models and estimates we use to establish loss reserves may prove to be inaccurate, especially during an extended economic downturn. Further, if our estimates are inadequate, we may be forced by insurance and other regulators or rating agencies to increase our reserves, which could result in a downgrade of the insurance financial strength ratings assigned to our operating subsidiaries. Failure to establish adequate reserves or a requirement that we increase our reserves could have a material adverse effect on our business, financial condition and operating results.

In our mortgage insurance business, in accordance with GAAP, we generally do not establish reserves until we are notified that a borrower has failed to make at least two payments when due. Upon notification that two payments have been missed, we establish a loss reserve by using historical models based on a variety of loan characteristics, including the status of the loan as reported by the servicer of the loan, economic conditions, the estimated amount recoverable by foreclosure and the estimated foreclosure period in the area where a default exists. These reserves are therefore based on a number of assumptions and estimates that may prove to be inaccurate.

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

In January and February of 2005, we discussed with the SEC staff, both separately and together with other members of the financial guaranty industry, the differences in loss reserve practices followed by different financial guaranty industry participants. On June 8, 2005, the FASB added a project to its agenda to consider the accounting by insurers for financial guaranty insurance. The FASB will consider several aspects of the insurance accounting model, including claims liability recognition, premium recognition and the related amortization of deferred policy acquisition costs. In addition, we also understand that the FASB may expand the scope of this project to include income recognition and loss reserving methodology in the mortgage insurance industry. Proposed and final guidance from the FASB regarding accounting for financial guaranty insurance is expected to be issued in 2006. When and if the FASB or the SEC reaches a conclusion on these issues, we and the rest of the financial guaranty and mortgage insurance industries may be required to change some aspects of our accounting policies. If the FASB or the SEC were to determine that we should account for our financial guaranty contracts differently, for example by requiring them to be treated solely as one or the other of short-duration or long-duration contracts under SFAS No. 60, this determination could impact our accounting for loss reserves, premium revenue and deferred acquisition costs, all of which are covered by SFAS No. 60. Management is unable to estimate what impact, if any, the ultimate resolution of this issue will have on our financial condition or operating results.

Our success depends on our ability to assess and manage our underwriting risks.

Our mortgage insurance and financial guaranty premium rates may not adequately cover future losses. Our mortgage insurance premiums are based upon our expected risk of claims on insured loans, and take into account, among other factors, each loan’s LTV, type (e.g., prime vs. non-prime or fixed vs. variable payments), term, occupancy status and coverage percentage. Similarly, our financial guaranty premiums are based upon our expected risk of claim on the insured obligation, and take into account, among other factors, the rating and creditworthiness of the issuer of the insured obligations, the type of insured obligation, the policy term and the structure of the transaction being insured. In addition, our premium rates take into account expected cancellation rates, operating expenses and reinsurance costs, as well as profit and capital needs and the prices that we expect our competitors to offer.

We generally cannot cancel or elect not to renew the mortgage insurance or financial guaranty insurance coverage we provide, and because we generally fix premium rates for the life of a policy when issued, we cannot adjust renewal premiums or otherwise adjust premiums over the life of a policy. If the risk underlying a particular mortgage insurance or financial guaranty coverage develops more adversely than we anticipate, or if national and regional economies undergo unanticipated stress, we generally cannot increase premium rates on in-force business, cancel coverage or elect not to renew coverage to mitigate the effects of these adverse developments. Despite the analytical methods we employ, our premiums earned and the associated investment income on those premiums may ultimately prove to be inadequate to compensate for the losses that we may incur. An increase in the amount or frequency of claims beyond the levels contemplated by our pricing assumptions could have a material adverse effect on our business, financial condition and operating results.

Our success depends, in part, on our ability to manage risks in our investment portfolio.

Our income from our investment portfolio is one of our primary sources of cash flow to support our operations and claim payments. If we incorrectly calculate our policy liabilities, or if we improperly structure our investments to meet those liabilities, we could have unexpected losses, including losses resulting from forced liquidation of investments before their maturity. Our investments and investment policies and those of our subsidiaries are subject to state insurance laws. We may be forced to change our investments or investment policies depending upon regulatory, economic and market conditions and the existing or anticipated financial condition and operating requirements, including the tax position, of our business segments.

We cannot be certain that our investment objectives will be achieved. Although our portfolio consists mostly of highly rated investments that comply with applicable regulatory requirements, the success of our investment activity is affected by general economic conditions, which may adversely affect the markets for interest-rate-sensitive securities, including the extent and timing of investor participation in these markets, the level and volatility of interest rates and, consequently, the value of our fixed-income securities. Volatility or illiquidity in the markets in which we directly or indirectly hold positions could have a material adverse effect on our business, financial condition and operating results.

As a holding company, we depend on our subsidiaries’ ability to transfer funds to us to pay dividends and to meet our obligations.

We act principally as a holding company for our insurance subsidiaries and do not have any significant operations of our own. Dividends from our subsidiaries and permitted payments to us under our expense- and tax-sharing arrangements with our subsidiaries, along with income from our investment portfolio and dividends from our affiliates (C-BASS and Sherman), are our principal sources of cash to pay stockholder dividends and to meet our obligations. These obligations include our operating expenses and interest and principal payments on debt. The payment of dividends and other distributions to us by our insurance subsidiaries is regulated by insurance laws and regulations. In general, dividends in excess of prescribed limits are deemed “extraordinary” and require insurance regulatory approval. In addition, our insurance subsidiaries’ ability to pay dividends to us, and our ability to pay dividends to our stockholders, is subject to various conditions imposed by the rating agencies for us to maintain our ratings. If the cash we receive from our subsidiaries pursuant to dividend payment and tax-sharing arrangements is insufficient for us to fund our obligations, we may be required to seek capital by incurring additional debt, by issuing additional equity or by selling assets, which we may be unable to do on favorable terms, if at all. The need to raise additional capital or the failure to make timely payments on our obligations could have a material adverse effect on our business, financial condition and operating results.

Our reported earnings are subject to fluctuations based on changes in our credit derivatives that require us to adjust their fair market value as reflected on our income statement.

Our business includes the provision of credit enhancement in the form of derivative contracts. The gains and losses on these derivative contracts are derived from internally generated models, which may differ from other models. We estimate fair value amounts using market information, to the extent available, and valuation methodologies that we deem appropriate. The gains and losses on assumed derivative contracts are provided by the primary insurance companies. Considerable judgment is required to interpret available market data to develop the estimates of fair value. Accordingly, our estimates are not necessarily indicative of amounts we could realize in a current market exchange, due to, among other factors, the lack of a liquid market. Temporary market changes as well as actual credit improvement or deterioration in these contracts are reflected in the mark-to-market gains and losses. Because these adjustments are reflected on our income statement, they affect our reported earnings and create earnings volatility even though they might not have a cash flow effect.

The performance of our strategic investments could harm our financial results.

Part of our business involves strategic investments in other companies, and we generally do not have control over the way that these companies run their day-to-day operations. In particular, our financial services segment consists mostly of our strategic interests in C-BASS and Sherman. At December 31, 2005, we had investments in affiliates of $446.2 million. Our ability to engage in additional strategic investments is subject to the availability of capital and maintenance of our insurance financial strength ratings. The performance of our strategic investments could be harmed by:

•	the performance of our strategic partners;

•	changes in the financial markets generally and in the industries in which our strategic partners operate, including increased competition from new entrants in these industries;

•	significant litigation involving the companies in which we hold a strategic interest or other significant costs incurred by such companies in complying with regulatory or other applicable laws; or

•	changes in interest rates or other macroeconomic factors that might diminish the profitability of these businesses.

C-BASS’s results could vary significantly from period to period. As part of its business, C-BASS securitizes non-conforming mortgages into mortgage-backed securities. As a result, a portion of C-BASS’s income depends on its ability to sell different tranches of its securities in the capital markets, which can be volatile, depending on interest rates, credit spreads and liquidity. In addition, C-BASS also owns mortgage-backed securities, some of which can be called for redemption, particularly in low interest-rate environments. Redemptions can result in volatility in C-BASS’s quarterly results as can the application of accounting rules that require C-BASS to mark many components of its balance sheet to market. Although there has been growth in the volume of non-conforming mortgage originations in recent years, growth in this industry may not continue if interest rates continue to rise or competition in the industry continues to increase. If C-BASS is unable to continue to successfully grow its portfolio of non-conforming mortgages, its income could be negatively affected.

Sherman’s results could be adversely impacted by increased pricing competition for the pools of consumer assets they purchase, as well as a reduction in the success of their collection efforts due to macroeconomic or other factors. In addition, results of their credit card origination business are sensitive to interest-rate changes, charge-off losses and the success of their collection efforts.

As a result of their significant amount of collection efforts, there is a risk that either C-BASS or Sherman could be subject to consumer related lawsuits and other investigations related to fair debt collection practices, which could have an adverse effect on C-BASS’s or Sherman’s income, reputation and future ability to conduct business.

Our international operations subject us to numerous risks.

We have committed and may in the future commit additional significant resources to expand our international operations, particularly in the U.K. We also are in the process of applying to commence international mortgage operations in Hong Kong. Accordingly, we are subject to a number of risks associated with our international business activities, including:

•	risks of war and civil disturbances or other events that may limit or disrupt markets;

•	dependence on regulatory and third-party approvals;

•	changes in rating or outlooks assigned to our foreign subsidiaries by rating agencies;

•	challenges in attracting and retaining key foreign-based employees, customers and business partners in international markets;

•	foreign governments’ monetary policies and regulatory requirements;

•	economic downturns in targeted foreign mortgage origination markets;

•	interest-rate volatility in a variety of countries;

•	the burdens of complying with a wide variety of foreign regulations and laws, some of which may be materially different than the regulatory and statutory requirements we face in our domestic business, and which may change unexpectedly;

•	potentially adverse tax consequences;

•	restrictions on the repatriation of earnings;

•	foreign currency exchange rate fluctuations; and

•	the need to develop and market products appropriate to the various foreign markets.

Any one or more of the risks listed above could limit or prohibit us from developing our international operations profitably. In addition, we may not be able to effectively manage new operations or successfully integrate them into our existing operations, which could have a material adverse effect on our business, financial condition or operating results.

Our business may suffer if we are unable to meet our customers’ technological demands.

Participants in the mortgage insurance and financial guaranty industries rely on e-commerce and other technologies to provide and expand their products and services. Our customers generally require that we provide aspects of our products and services electronically, and the percentage of our new insurance written and claims processing that we deliver electronically has continued to increase. We expect this trend to continue and, accordingly, we may be unable to satisfy our customers’ requirements if we fail to invest sufficient resources or otherwise are unable to maintain and upgrade our technological capabilities. This may result in a decrease in the business we receive, which could impact our profitability.

Our information technology systems may not be configured to process information regarding new and emerging products.

Many of our information technology systems have been in place for a number of years, and many of them originally were designed to process information regarding traditional products. As products such as reduced documentation or interest-only mortgages with new features emerge, or when we insure structured transactions with unique features, our systems may require modification in order to recognize these features to allow us to price or bill for our insurance of these products appropriately. Our systems also may not be capable of recording, or may incorrectly record, information about these products that may be important to our risk management and other functions. In addition, our customers may encounter similar technological issues that prevent them from sending us complete information about the products or transactions that we insure. Making appropriate modifications to our systems involves inherent time lags and may require us to incur significant expenses. The inability to make necessary modifications to our systems in a timely and cost-effective manner may have adverse effects on our business, financial condition and operating results.

Risks Particular to Our Mortgage Insurance Business

A decrease in the volume of high-LTV home mortgage originations or an increase in the volume of cancellations or non-renewals of our existing policies could have a significant effect on our revenues.

We generally provide private mortgage insurance on high-LTV home mortgages. Factors that could lead to a decrease in the volume of high-LTV home mortgage originations, and consequently, reduce the demand for our mortgage insurance products, include:

•	a decline in economic conditions generally or in conditions in regional and local economies;

•	the level of home mortgage interest rates;

•	adverse population trends, lower homeownership rates and the rate of household formation; and

•	changes in government housing policies encouraging loans to first-time homebuyers.

Most of our mortgage insurance premiums earned each month are derived from the monthly renewal of policies that we previously have written. As a result, a decrease in the length of time that our mortgage insurance policies remain in force reduces our revenues and could have a material adverse effect on our business, financial condition and operating results. Fannie Mae and Freddie Mac generally permit homeowners to cancel their mortgage insurance when the principal amount of a mortgage falls below 80% of the home’s value. Factors that are likely to increase the number of cancellations or non-renewals of our mortgage insurance policies include:

•	falling mortgage interest rates (which tends to lead to increased refinancings and associated cancellations of mortgage insurance);

•	appreciating home values; and

•	changes in the mortgage insurance cancellation requirements applicable to mortgage lenders and homeowners.

Because our mortgage insurance business is concentrated among relatively few major customers, our revenues could decline if we lose any significant customer.

Our mortgage insurance business depends to a significant degree on a small number of customers. Our top ten mortgage insurance customers are generally responsible for approximately half of both our primary new insurance written in a given year and our direct primary risk in force. This concentration of business may increase as a result of mergers of those customers or other factors. Our master policies and related lender agreements do not, and by law cannot, require our mortgage insurance customers to do business with us. The loss of business from even one of our major customers could have a material adverse effect on our business, financial condition and operating results.

A large portion of our mortgage insurance risk in force consists of loans with high-LTV ratios and loans that are non-prime, or both, which generally result in more and larger claims than loans with lower-LTV ratios and prime loans.

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

Due to competition for prime loan business from lenders offering alternative arrangements, such as simultaneous second mortgages, a large percentage of our mortgage insurance in force is written on non-prime loans, which we believe to be the largest area for growth in the private mortgage insurance industry. In 2005, non-prime business accounted for $17.8 billion or 41.7% of our new primary mortgage insurance written (63.3% of which was Alt-A), compared to $16.4 billion or 36.6% in 2004 (61.9% of which was Alt-A). At December 31, 2005, non-prime insurance in force was $34.7 billion or 31.7% of total primary insurance in force, compared to $35.7 billion or 31.0% of primary insurance in force at December 31, 2004. Although we historically have limited the insurance of these non-prime loans to those made by lenders with good results and servicing experience in this area, because of the lack of data regarding the performance of non-prime loans, and our relative inexperience in insuring these loans, we may fail to estimate default rates properly and may incur larger losses than we anticipate, which could have a material adverse effect on our business, financial condition and operating results. In general, non-prime loans are more likely to go into default and require us to pay claims. In addition, some of our non-prime business, in particular Alt-A loans, tends to have larger loan balances relative to our other loans. We cannot be certain that the increased premiums that we charge for mortgage insurance on non-prime loans will be adequate to compensate us for the losses we incur on these products.

We use Smart Home reinsurance arrangements as a way of managing our exposure to non-prime risk. Under these arrangements, we cede a portion of the risk associated with a portfolio of non-prime residential mortgage loans insured by us to an unaffiliated reinsurance company. The reinsurance company in turn issues credit-linked notes to investors in the capital markets. As a consequence of these arrangements, we are able to effectively transfer a portion of the non-prime risk that we would otherwise hold to investors that are willing to hold the risk in exchange for payments of interest and premium on the credit-linked notes. By ceding risk in this manner, we are able to continue to take on more non-prime risk and the higher premiums associated with insuring these types of products. As a result, we consider Smart Home arrangements to be very important to our ability to effectively manage our risk profile and to remain competitive in the non-prime market. Because the Smart Home arrangement ultimately depends on the willingness of investors to invest in Smart Home securities, we cannot be certain that Smart Home will always be available to us or will be available on terms that are acceptable to us. If we are unable to continue to use Smart Home arrangements, our ability to participate in the non-prime mortgage market could be limited, which could have a material adverse effect on our business, financial condition and operating results.

Some of our mortgage insurance products are riskier than traditional mortgage insurance.

We offer pool mortgage insurance, which exposes us to different risks than the risks applicable to primary mortgage insurance. Our pool mortgage insurance products generally cover all losses in a pool of loans up to our aggregate exposure limit, which generally is between 1% and 10% of the initial aggregate loan balance of the entire pool of loans. Under pool insurance, we could be required to pay the full amount of every loan in the pool within our exposure limits that is in default and upon which a claim is made until the aggregate limit is reached, rather than a percentage of the loan amount, as is the case with traditional primary mortgage insurance. At December 31, 2005, $2.7 billion of our mortgage insurance risk in force was attributable to pool insurance.

Approximately 32% of our mortgage insurance risk in force consists of adjustable-rate mortgages or ARMs. Our claim frequency on ARMs has been higher then on fixed-rate loans due to monthly payment increases that occur when interest rates rise. We believe that claims on ARMs will continue to be substantially higher than for fixed-rate loans during prolonged periods of rising interest rates. In addition, we insure interest-only mortgages, where the borrower pays only the interest charge on a mortgage for a specified period of time, usually five to ten years, after which the loan payment increases to include principal payments. These loans may have a heightened propensity to default because of possible “payment shocks” after the initial low-payment period expires and because the borrower does not automatically build equity as payments are made.

We also write credit insurance on non-traditional, mortgage-related assets such as second mortgages, home equity loans and mortgages with LTVs above 100%, provide credit enhancement to mortgage-related capital market transactions such as net interest margin securities and credit default swaps, and have in the past and may again write credit insurance on manufactured housing loans. These types of insurance generally have higher claim payouts than traditional mortgage insurance products. We have less experience writing these types of insurance and less performance data on this business, which could lead to greater losses than we anticipate. Greater than anticipated losses could have a material adverse effect on our business, financial condition and operating results.

An increasing concentration of servicers in the mortgage lending industry could lead to disruptions in the servicing of mortgage loans that we insure, resulting in increased delinquencies.

We depend on reliable, consistent third-party servicing of the loans that we insure. A recent trend in the mortgage lending and mortgage loan servicing industry has been towards consolidation of loan servicers. This reduction in the number of servicers could lead to disruptions in the servicing of mortgage loans covered by our insurance policies. This, in turn, could contribute to a rise in delinquencies among those loans and could have a material adverse effect on our business, financial condition and operating results.

We face the possibility of higher claims as our mortgage insurance policies age.

Historically, most claims under private mortgage insurance policies on prime loans occur during the third through fifth year after issuance of the policies, and under policies on non-prime loans during the second through fourth year after issuance of the policies. Low mortgage interest-rate environments tend to lead to increased refinancing of mortgage loans and to lower the average age of our mortgage insurance policies. On the other hand, increased interest rates tend to reduce mortgage refinancings and cause a greater percentage of our mortgage insurance risk in force to reach its anticipated highest claim frequency years. In addition, periods of growth in our business tend to reduce the average age of our policies. For example, the relatively recent growth of our non-prime mortgage insurance business means that a significant percentage of our insurance in force on non-prime loans has not yet reached its anticipated highest claim frequency years. If the growth of our new business were to slow or decline, a greater percentage of our total mortgage insurance in force could reach its anticipated highest claim frequency years. A resulting increase in claims could have a material adverse effect on our business, financial condition and operating results.

Our delegated underwriting program may subject our mortgage insurance business to unanticipated claims.

In our mortgage insurance business, we enter into agreements with our mortgage lender customers that commit us to insure loans using pre-established underwriting guidelines. Once we accept a lender into our delegated underwriting program, we generally insure a loan originated by that lender even if the lender has not followed our specified underwriting guidelines. Under this program, a lender could commit us to insure a material number of loans with unacceptable risk profiles before we discover the problem and terminate that lender’s delegated underwriting authority. Even if we terminate a lender’s underwriting authority, we remain at risk for any loans previously insured on our behalf by the lender before that termination. The performance of loans insured through programs of delegated underwriting has not been tested over a period of extended adverse economic conditions, meaning that the program could lead to greater losses than we anticipate. Greater than anticipated losses could have a material adverse effect on our business, financial condition and operating results.

We face risks associated with our contract underwriting business.

As part of our mortgage insurance business, we provide contract underwriting services to some of our mortgage lender customers, even with respect to loans for which we are not providing mortgage insurance. Under the terms of our contract underwriting agreements, we agree that if we make mistakes in connection with these underwriting services, the mortgage lender may, subject to certain conditions, require us to purchase the loans or issue mortgage insurance on the loans, or to indemnify it against future loss associated with the loans. Accordingly, we assume some credit risk and interest-rate risk in connection with providing these services. In a rising interest-rate environment, the value of loans that we are required to repurchase could decrease, and consequently, our costs of those repurchases could increase. In 2005, we underwrote $4.1 billion in principal amount of loans through contract underwriting. Depending on market conditions, a significant amount of our underwriting services may be performed by independent contractors hired by us on a temporary basis. If these independent contractors make more mistakes than we anticipate, the resulting need to provide greater than anticipated recourse to mortgage lenders could have a material adverse effect on our business, financial condition and operating results.

If housing values fail to appreciate or begin to decline, we may be less able to recover amounts paid on defaulted mortgages.

The amount of loss we suffer, if any, depends in part on whether the home of a borrower who has defaulted on a mortgage can be sold for an amount that will cover unpaid principal and interest on the mortgage and expenses from the sale. If a borrower defaults under our standard mortgage insurance policy, generally we have the option of paying the entire loss amount and taking title to a mortgaged property or paying our coverage percentage in full satisfaction of our obligations under the policy. In the strong housing market of recent years, we have been able to take title to the properties underlying certain defaulted loans and to sell the properties quickly at prices that have allowed us to recover most or all of our losses. If housing values fail to appreciate or begin to decline, the frequency of loans going to claim and our ability to mitigate our losses on defaulted mortgages may be reduced, which could have a material adverse effect on our business, financial condition and operating results.

Our mortgage insurance business faces intense competition from other mortgage insurance providers and from alternative products.

The United States mortgage insurance industry is highly dynamic and intensely competitive. Our competitors include:

•	other private mortgage insurers, some of which are subsidiaries of well-capitalized companies with stronger insurance financial strength ratings and greater access to capital than we have;

•	federal and state governmental and quasi-governmental agencies, principally the VA and the FHA, which has increased its competitive position in areas with higher home prices by streamlining its down-payment formula and reducing the premiums it charges; and

•	mortgage lenders that demand increased participation in revenue-sharing arrangements such as captive reinsurance arrangements.

Governmental and quasi-governmental entities typically do not have the same capital requirements that we and other mortgage insurance companies have, and therefore, may have financial flexibility in their pricing and capacity that could put us at a competitive disadvantage. In the event that a government-owned or sponsored entity in one of our markets determines to reduce prices significantly or alter the terms and conditions of its mortgage insurance or other credit enhancement products in furtherance of social or other goals rather than a profit motive, we may be unable to compete in that market effectively, which could have an adverse effect on our financial condition and results of operations.

In addition, there are an increasing number of alternatives to traditional private mortgage insurance, and new alternatives may develop, which could reduce the demand for our mortgage insurance. Existing alternatives include:

•	mortgage lenders structuring mortgage originations to avoid private mortgage insurance, mostly through “80-10-10 loans” or other forms of simultaneous second loans. The use of simultaneous second loans has increased significantly during recent years and is likely to continue to be a competitive alternative to private mortgage insurance, particularly in light of the following factors:

•	the potential lower monthly cost of simultaneous second loans compared to the cost of mortgage insurance in a low-interest-rate environment;

•	the tax deductibility in most cases of interest on second mortgages compared to the non-deductibility of mortgage insurance payments; and

•	possible negative borrower, broker and realtor perceptions about mortgage insurance.

•	investors using other forms of credit enhancement such as credit default swaps or securitizations as a partial or complete substitute for private mortgage insurance; and

•	mortgage lenders and other intermediaries that forego third-party insurance coverage and retain the full risk of loss on their high-LTV loans.

Much of the competition described above is directed at prime loans, which has led us to shift more of our business to insuring riskier, non-prime loans. In addition, the intense competition we face in the mortgage insurance industry requires that we dedicate time and energy to the development and introduction of competitive new products and programs. Our inability to compete with other providers and the various alternatives to traditional mortgage insurance, including the timely introduction of profitable new products and programs, or our incurring increased losses as a result of insuring more non-prime loans could have a material adverse effect on our business, financial condition and operating results.

Because many of the mortgage loans that we insure are sold to Fannie Mae and Freddie Mac, changes in their charters or business practices could significantly impact our mortgage insurance business.

Fannie Mae’s and Freddie Mac’s charters generally prohibit them from purchasing any mortgage with a loan amount that exceeds 80% of the home’s value, unless that mortgage is insured by a qualified insurer or the mortgage seller retains at least a 10% participation in the loan or agrees to repurchase the loan in the event of a default. As a result, high-LTV mortgages purchased by Fannie Mae or Freddie Mac generally are insured with private mortgage insurance. Fannie Mae and Freddie Mac are the beneficiaries of the majority of our mortgage insurance policies.

Changes in the charters or business practices of Fannie Mae or Freddie Mac could reduce the number of mortgages they purchase that are insured by us and consequently reduce our revenues. Some of Fannie Mae’s and Freddie Mac’s more recent programs require less insurance coverage than they historically have required, and they have the ability to further reduce coverage requirements, which could reduce demand for mortgage insurance and have a material adverse effect on our business, financial condition and operating results. Fannie Mae and Freddie Mac also have the ability to implement new eligibility requirements for mortgage insurers and to alter or liberalize underwriting standards on low-down-payment mortgages they purchase. We cannot predict the extent to which any new requirements may be implemented or how they may affect the operations of our mortgage insurance business, our capital requirements and our products.

Additionally, Fannie Mae and Freddie Mac could decide to treat more favorably mortgage insurance companies rated “AAA” rather than “AA.” Although this has not occurred to date, such a decision could impair our “AA”-rated subsidiaries’ ability to compete with “AAA”-rated companies (of which there currently is one) and could have a material adverse effect on our business, financial condition and operating results.

Fannie Mae’s and Freddie Mac’s business practices may be impacted by legislative or regulatory changes governing their operations and the operations of other government-sponsored enterprises. Fannie Mae and Freddie Mac currently are subject to ongoing investigations regarding their accounting practices, disclosures and other matters, and legislation proposing increased regulatory oversight over them is currently under consideration in the U.S. Congress. The proposed legislation encompasses substantially all of the operations of Fannie Mae and Freddie Mac and is intended to be a comprehensive overhaul of the existing regulatory structure. Although we cannot predict whether, or in what form, this legislation will be enacted, the proposed legislation could limit the growth of Fannie Mae and Freddie Mac, which could reduce the size of the mortgage insurance market and consequently have an adverse effect on our operations, financial condition and results of operations.

Legislation and regulatory changes and interpretations could harm our mortgage insurance business.

Our business and legal liabilities may be affected by the application of existing federal or state consumer lending and insurance laws and regulations, or by unfavorable changes in these laws and regulations. For example, recent regulatory changes have reduced demand for private mortgage insurance by increasing the maximum loan amount that the FHA can insure and reducing the premiums it charges. Also, we have been subject to consumer lawsuits alleging violations of the provisions of the RESPA that prohibit the giving of any fee, kickback or thing of value under any agreement or understanding that real estate settlement services will be referred.

In addition, proposed changes to the application of RESPA could harm our competitive position. HUD proposed an exemption under RESPA for lenders that, at the time a borrower submits a loan application, give the borrower a firm, guaranteed price for all the settlement services associated with the loan, commonly referred to as “bundling.” In 2003, HUD withdrew the proposed rule and submitted another rule to the Office of Management and Budget, the contents of which have not yet been made public. If bundling is exempted from RESPA, mortgage lenders may have increased leverage over us, and the premiums we are able to charge for mortgage insurance could be negatively affected.

Risks Particular to Our Financial Guaranty Business

Our financial guaranty business may subject us to significant risks from the failure of a single company, municipality or other entity whose obligations we have insured.

The breadth of our financial guaranty business exposes us to potential losses in a variety of our products as a result of credit problems with one counterparty. For example, we could be exposed to an individual corporate credit risk in multiple transactions if the credit is contained in multiple portfolios of collateralized debt obligations that we have insured, or if one counterparty (or its affiliates) acts as the originator or servicer of the underlying assets or loans backing any of the structured securities that we have insured. Although we track our aggregate exposure to single counterparties in our various lines of business and have established underwriting criteria to manage aggregate risk from a single counterparty, we cannot be certain that our ultimate exposure to a single counterparty will not exceed our underwriting guidelines, due to merger or otherwise, or that an event with respect to a single counterparty will not cause a significant loss in one or more of the transactions in which we face risk to such counterparty. In addition, because we insure and reinsure municipal obligations, we can have significant exposures to individual municipal entities, directly or indirectly through explicit or implicit support of related entities. Even though we believe that the risk of a complete loss on some municipal obligations generally is lower than for corporate credits because some municipal bonds are backed by taxes or other pledged revenues, a single default by a municipality could have a significant impact on our liquidity or could result in a large or even complete loss that could have a material adverse effect on our business, financial condition and operating results.

Our financial guaranty business is concentrated among relatively few major customers, meaning that our revenues could decline if we lose any significant customer.

Our financial guaranty business derives a significant percentage of its annual gross premiums from a small number of customers. A loss of business from even one of our major customers could have a material adverse effect on our business, financial condition and operating results. In May 2004, Moody’s downgraded the financial strength rating of Radian Reinsurance Inc., our principal financial guaranty reinsurance subsidiary. As a result, one of the few primary insurer customers of our financial guaranty reinsurance business exercised its right, effective February 28, 2005, to recapture significant reinsurance ceded to us. After giving effect to this recapture, one single customer of our financial guaranty business accounted for over 19% of the premiums written by our financial guaranty business in 2005. The May 2004 downgrade followed an earlier downgrade by S&P of the same reinsurance subsidiary in October 2002 that resulted in the recapture by another of our customers of substantially all of the financial guaranty reinsurance business it had ceded to us. For more information regarding these downgrades, see “Ratings” in Item 1. Further downgrades could trigger similar recapture rights in our other primary insurer customers, or we may lose a customer for other reasons, which could have a material adverse effect on our business, financial condition and operating results.

Some of our financial guaranty products are riskier than traditional guaranties of public finance obligations.

In addition to the traditional guaranties of public finance bonds, we write guaranties involving structured finance transactions that expose us to a variety of complex credit risks and indirectly to market, political and other risks beyond those that generally apply to financial guaranties of public finance obligations. We issue financial guaranties connected with certain asset-backed transactions and securitizations secured by one or a few classes of assets, such as residential mortgages, auto loans and leases, credit card receivables and other consumer assets, obligations under credit default swaps, both funded and synthetic, and in the past have issued financial guaranties covering utility mortgage bonds and multi-family housing bonds. We also have exposure to trade credit reinsurance (which is currently in run-off), which protects sellers of goods under certain circumstances against nonpayment of their accounts receivable. These guaranties expose us to the risk of buyer nonpayment, which could be triggered by many factors, including the failure of a buyer’s business. These guaranties may cover receivables where the buyer and seller are in the same country as well as cross-border receivables. In the case of cross-border transactions, we sometimes grant coverage that effectively provides coverage to losses that could result from political risks, such as foreign currency controls and expropriation, which could interfere with the payment from the buyer. Losses associated with these non-public finance financial guaranty products are difficult to predict accurately, and a failure to properly anticipate those losses could have a material adverse effect on our business, financial condition and operating results.

We may be forced to reinsure greater risks than we desire due to adverse selection by ceding companies.

A portion of our financial guaranty reinsurance business is written under treaties that generally give the ceding company some ability to select the risks that they cede to us within the terms of the treaty. There is a risk under these treaties that the ceding companies will decide to cede to us exposures that have higher rating agency capital charges or that the ceding companies expect to be less profitable, which could have a material adverse effect on our business, financial condition and operating results. We attempt to mitigate this risk in a number of ways, including requiring ceding companies to retain a specified minimum percentage on a pro-rata basis of the ceded business, but we cannot be certain that our mitigation attempts will succeed.

Our financial guaranty business faces intense competition.

The financial guaranty industry is highly competitive. The principal sources of direct and indirect competition are:

•	other financial guaranty insurance companies;

•	multiline insurers that have increased their participation in financial guaranty reinsurance, some of which have formed strategic alliances with some of the U.S. primary financial guaranty insurers;

•	other forms of credit enhancement, including letters of credit, guaranties and credit default swaps provided in most cases by foreign and domestic banks and other financial institutions, some of which are governmental enterprises, that have been assigned the highest ratings awarded by one or more of the major rating agencies or have agreed to post collateral to support their risk position;

•	alternate transaction structures that permit issuers to securitize assets more cost-effectively without the need for credit enhancement of the types we provide; and

•	cash-rich investors seeking additional yield on their investments by foregoing credit enhancement.

Competition in the financial guaranty reinsurance business is based on many factors, including overall financial strength, financial strength ratings, pricing and service. The rating agencies allow credit to a ceding company’s capital requirements and single risk limits for reinsurance that is ceded. The amount of this credit is in part determined by the financial strength rating of the reinsurer. Some of our competitors have greater financial resources than we have and are better capitalized than we are and/or have been assigned higher ratings by one or more of the major rating agencies. In addition, the rating agencies could change the level of credit they will allow a ceding company to take for amounts ceded to us and/or similarly rated reinsurers.

In 2004, the laws applicable to New York-domiciled monoline financial guarantors were amended to permit them to use certain default swaps meeting applicable requirements as statutory collateral (i.e., to offset their statutory single risk limits, aggregate risk limits, aggregate net liability calculations and contingency reserve requirements). This regulatory change, which makes credit default swaps a more attractive alternative to traditional financial guaranty reinsurance, may result in a reduced demand for traditional monoline financial guaranty reinsurance in the future. An inability to compete for desirable financial guaranty business could have a material adverse effect on our business, financial condition and operating results.

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

In order to comply with regulatory, rating agency and internal capital and single risk retention limits as our financial guaranty business grows, we need access to sufficient reinsurance or other capital capacity to underwrite transactions. The market for reinsurance recently has become more concentrated because several participants have exited the industry. If we are unable to obtain sufficient reinsurance or other forms of capital, we may be unable to issue new policies and grow our financial guaranty business.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

At our corporate headquarters in Philadelphia, Pennsylvania, we lease approximately 159,500 square feet of office space under a lease that expires in August 2017 and approximately 23,500 square feet of temporary space under a lease that expires April 1, 2006. In addition, we also lease the following:

•	Approximately 29,000 square feet of office space for our mortgage insurance regional offices, service centers and on-site offices throughout the United States. We negotiated early termination buy-outs for the service center leases that were expiring in 2005. The leases for this space now expire between 2006 and 2010;

•	Approximately 121,000 square feet of office space (approximately 55,000 square feet of which we sublease to others) for our financial guaranty operations in New York City. The lease for this space expires in 2015;

•	Approximately 7,500 square feet of office space for our mortgage insurance and financial guaranty operations in two separate locations in London. There are two separate leases for this space, one which expires in 2012 (with an early termination option in 2007) and one which is a one-year lease that will expire during the fourth quarter of 2006;

•	Approximately 1,000 square feet of office space for our mortgage insurance operations in Hong Kong. The lease for this space will expire March 31, 2007; and

•	Approximately 43,000 square feet of office space for our data centers in Philadelphia and Dayton, Ohio. The leases for these offices expire in September 2012 and August 2015.

On October 31, 2005, we amended the lease for our Philadelphia headquarters to add approximately 7,500 square feet to our total leased space in Philadelphia and to extend the lease until August 31, 2017. In connection with this amendment, we are entitled to receive $1.0 million in rent concessions and approximately $2.0 million in tenant allowance for construction in the additional leased space. In the first quarter of 2005, we announced the closing of four field offices for our mortgage insurance operations, comprising 8,800 square feet. All of these locations had leases that expired in 2005. In February 2006, we announced the closing of three additional field offices, comprising 10,400 square feet. Two of the three leases for this space expire in July 2006. The third lease expires in 2009, and we are attempting to sublease this space. With respect to all of our facilities, we believe we will be able to obtain satisfactory lease renewal terms. We believe our existing properties are well utilized, suitable and adequate for our present circumstances.

We currently maintain three Data Centers (Dayton, New York and Philadelphia) and two Disaster Recovery (“DR”) sites (Dayton and Philadelphia) to support all of our businesses. We have verified that these Data Centers and DR sites work properly. We have established “hot site” recovery plans for London, New York and Philadelphia from a business continuity standpoint. During 2005, we introduced a new contract underwriting system for underwriters at our Service Centers and On-Sites. This new system includes access through a web-based Portal and ordering, billing, fulfillment and payment functionality, along with integrated document management and reporting capabilities. Our strategic direction for all new application development continues to include deploying web-based custom or off-the-shelf software running on a UNIX, Linux and/or Windows platform. PeopleSoft Financial Systems is currently installed and operational. We maintain our current legacy systems that support claims, risk management and mortgage insurance underwriting in the Philadelphia data center and at the Philadelphia DR site. We will continue to fortify our legacy systems and adjunct components as appropriate through a policy enforcement and data interchange strategy. During the past twelve months, we migrated our data operations from the New York data center to the data center in Dayton. This will provide continuous availability at the Dayton data center and full business recovery capability at the Philadelphia data center.

Item 3.	Legal Proceedings.

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

On October 21, 2005, the United States District Court granted Radian Guaranty’s motion for summary judgment. The court held that mortgage insurance transactions between mortgage lenders and mortgage insurers are not consumer credit actions and are not subject to the notice requirements of FCRA. On November 8, 2005, the plaintiffs in this case appealed the district court’s judgment. Similar cases, a number of which are still pending, have been brought against several other mortgage insurers. We intend to vigorously defend the appeal of this action and any future actions concerning FCRA that may be brought against us. We cannot be certain that we will have continued success defending this case on appeal or defending against similar lawsuits that may be brought against us.

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

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “RDN.” At February 28, 2006, there were 83,159,404 shares outstanding and approximately 109 holders of record. The following table shows the high and low sales prices of our common stock on the NYSE for the financial quarters indicated:

	2005		2004
	High	Low	High	Low
1st Quarter	$53.36	$46.15	$51.43	$40.95
2nd Quarter	48.08	42.90	48.77	43.86
3rd Quarter	54.58	47.00	48.67	43.43
4th Quarter	60.38	47.40	54.00	42.30

We declared cash dividends on our common stock equal to $0.02 per share in each quarter of 2005 and 2004. As a holding company, we depend mainly upon our subsidiaries’ ability to transfer funds to us in order to pay dividends. The payment of dividends and other distributions to us by our insurance subsidiaries is regulated by insurance rules and regulations. For more information on our ability to pay dividends, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Item 7 and Note 10 to our Consolidated Financial Statements.

The following table provides information about repurchases by us (and our affiliated purchasers) during the quarter ended December 31, 2005, of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
10/01/05 to 10/31/05	—	—	—	423,300
11/01/05 to 11/30/05	—	—	—	423,300
12/01/05 to 12/31/05	423,300	$58.57	423,300	—

Total	423,300	$58.57	423,300	—

(1)	On August 9, 2005, we announced that our board of directors had authorized the repurchase of up to 3.0 million shares of our common stock on the open market under a new repurchase plan. Share purchases under this program were funded from available working capital and were made from time to time, depending on market conditions, share price and other factors. This program did not have an expiration date and is now completed.
(2)	Amounts shown in this column reflect the number of shares remaining under the 3.0 million share repurchase program referenced in Note 1 above.

On February 7, 2006, we announced that our board of directors had authorized the repurchase of up to 4.0 million shares of our common stock on the open market under a new repurchase plan. Stock purchases under this program will be funded from available working capital and will be made from time to time, depending on market conditions, stock price and other factors. The board did not set an expiration date for this program.

Item 6.	Selected Financial Data.

The following table sets forth our selected financial data. This information should be read in conjunction with our Consolidated Financial Statements, related notes included in Item 8 of this report and the information included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	2005	2004	2003	2002	2001(1)
	(In millions, except per-share amounts and ratios)
Condensed Consolidated Statements of Income
Net premiums written	$1,100.7	$1,082.5	$1,110.5	$954.9	$783.6

Net premiums earned	$1,018.7	$1,029.5	$1,008.2	$847.1	$715.9
Net investment income	208.4	204.3	186.2	178.8	147.5
Net gains on sales of investments	36.6	50.8	17.4	10.5	6.8
Change in fair value of derivative instruments	9.2	47.1	4.1	(13.0)	(5.8)
Other income	25.2	32.3	63.3	44.4	42.5
Total revenues	1,298.1	1,364.0	1,279.2	1,067.8	906.9
Provision for losses	390.6	456.8	476.1	243.4	208.1
Policy acquisition costs and other operating expenses	341.9	327.5	339.6	276.1	216.8
Interest expense	43.0	34.7	37.5	28.8	17.8
Equity in net income of affiliates	217.7	180.6	105.5	81.8	41.3
Pretax income	740.3	725.6	531.5	601.3	505.5
Net income	522.9	518.7	385.9	427.2	360.4
Diluted net income per share (2)	$5.91	$5.33	$3.95	$4.27	$3.88
Cash dividends declared per share	$.08	$.08	$.08	$.08	$.075
Average shares outstanding-diluted	88.7	97.9	98.5	99.5	92.0
Condensed Consolidated Balance Sheets
Total assets	$7,230.6	$7,000.8	$6,445.8	$5,393.4	$4,438.6
Total investments	5,513.7	5,470.1	5,007.4	4,200.3	3,369.5
Unearned premiums	849.4	770.2	718.6	618.1	513.9
Reserve for losses and loss adjustment expenses	801.0	801.0	790.4	624.6	588.6
Short-term and long-term debt	747.5	717.6	717.4	544.1	324.1
Redeemable preferred stock	—	—	—	—	40.0
Stockholders’ equity	3,662.9	3,689.1	3,225.8	2,753.4	2,306.3
Book value per share	$44.11	$39.98	$34.31	$29.42	$24.54
Selected Ratios—Mortgage Insurance (3)
Loss ratio	44.5%	49.2%	40.7%	29.4%	29.4%
Expense ratio	26.7	26.6	25.8	26.6	25.3

Combined ratio	71.2%	75.8%	66.5%	56.0%	54.7%
Selected Ratios—Financial Guaranty (3)
Loss ratio	14.9%	26.0%	67.1%	26.2%	27.2%
Expense ratio	55.7	45.9	38.8	33.0	40.8

Combined ratio	70.6%	71.9%	105.9%	59.2%	68.0%
Other Data—Mortgage Insurance
Primary new insurance written	$42,592	$44,820	$68,362	$48,767	$44,754
Direct primary insurance in force	109,684	115,315	119,887	110,273	107,918
Direct primary risk in force	25,729	27,012	27,106	26,273	26,004
Total pool risk in force	2,711	2,384	2,415	1,732	1,571
Total other risk in force (4)	9,709	1,205	1,053	475	348

	2005	2004	2003	2002	2001(1)
	(In millions, except per-share amounts and ratios)
Other Data—Financial Guaranty (5)
Net premiums written	$223	$216	$369	$286	$143
Net premiums earned	212	214	249	187	106
Net par outstanding	76,652	66,720	76,997	66,337	59,544
Net debt service outstanding	110,344	101,620	117,900	104,756	97,940

(1)	On February 28, 2001, we acquired Enhance Financial Services Group Inc. The results for 2001 include the results of operations for Enhance Financial Services Group Inc. from the date of acquisition. See Note 1 to our Consolidated Financial Statements.
(2)	Diluted net income per share and average share information per Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” Amounts reflect the inclusion of shares underlying contingently convertible debt, which was redeemed on August 1, 2005. See Note 2 to our Consolidated Financial Statements.
(3)	Calculated on a GAAP basis using provision for losses to calculate the loss ratio and policy acquisition costs and other operating expenses to calculate the expense ratio as a percentage of net premiums earned.
(4)	Consists mostly of international insurance risk, second-lien mortgage insurance risk and other structured mortgage-related insurance risk.
(5)	Amounts for 2005 and 2004 reflect the recapture of previously ceded business by one of the primary insurer customers of our financial guaranty business in the first quarter of 2005 and 2004. See Note 2 to our Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and Notes thereto included in Item 8 and the risk factors detailed in Item 1A of Part I of this report.

Overview

We provide credit protection products and financial services to mortgage lenders and other global financial institutions. As a holder of credit risk, our results are subject to macroeconomic conditions and specific events that impact the credit performance of the underlying insured assets. We experienced good results for 2005, although the business production environment for mortgage insurance and financial guaranty insurance continued to present challenges. The results of our mortgage insurance business were generally good in 2005, but revenues decreased slightly from the prior year due mainly to a continued high level of refinancings. An increase in new structured transactions and non-traditional products has partially offset the effects of the continuing unprecedented refinance wave. This refinance wave has caused continued high cancellation rates which, along with production challenges due to the increased popularity of alternatives to mortgage insurance products, has negatively impacted insurance in force. Positively, credit performance was strong as mortgage insurance claims were very low in 2005, but this was offset by an increase in delinquencies, which is a leading indicator of future claims. The mortgage insurance mix of business has continued to include a higher percentage of lower credit profile business such as Alternative A (“Alt-A”) and A minus mortgages and new unproven products such as interest-only loans. This is considered a growth area of the market as some of the prime mortgage market continues to be absorbed by “80-10-10” arrangements and other hybrid products that do not typically include mortgage insurance. We expect to continue to increase our insurance of new and emerging products that we have less experience with both domestically and internationally, which adds to the uncertainty of future credit performance. However, premiums received for these products are higher than more traditional products and often have structuring features such as deductibles that benefit our risk position. As has been the case for the last several years, much of our business has not yet reached its peak claim period. In the financial guaranty business, new business production generally continued to be challenged by tight credit spreads, which impacted premium rates more than it did our ability to close transactions. Direct public finance production remained strong and credit performance was generally good. We have also been writing more of our structured business in a super senior, more remote risk area. For 2005, the financial services segment showed another period of strong earnings and return on investment, which was, in part, a result of the low interest rate and favorable credit environment and a strong demand from investors in asset-backed securities.

We believe that our diversified credit enhancement and prudent capital management strategies are sound, and we intend to continue to implement these strategies. We see a continued convergence between the mortgage insurance and financial guaranty markets, with an emphasis on structured credit enhancement products, including credit default swaps, becoming more common in the mortgage credit enhancement market. In the mortgage insurance business, we are hopeful that stability in the housing and job markets can continue to positively impact credit performance and that modestly rising interest rates will help reduce cancellation rates, although these macroeconomic factors remain outside of our control. We will continue to be challenged to solidify our unique AA financial guaranty business platform by continuing to demonstrate the ability to diversify our products, and to grow and write quality business, which will in turn solidify our franchise. This may be difficult in a competitive, tight credit-spread environment. We have begun to slowly see some success in our efforts to increase our presence in the global markets for both mortgage and financial guaranty business. This will allow us to take advantage of our core competencies of credit risk analysis and capital allocation to write profitable business in Europe and Asia, although we don’t expect this to be a significant source of earnings for several years.

During 2005, Hurricanes Katrina, Rita and Wilma struck and caused extensive property damage to the U.S. Gulf Coast in Alabama, Louisiana, Mississippi, Florida and Texas. Our total exposure in affected counties and parishes designated by FEMA for individual assistance as of January 2006 (“FEMA-designated areas”) is as follows:

•	Mortgage Insurance. Our mortgage insurance primary and pool exposure to first- and second-lien mortgages is approximately $2.5 billion of risk in force on approximately $13.5 billion of insurance in force. This exposure represents approximately 8.4% of our total mortgage insurance risk in force as of December 31, 2005. Approximately 35% of this exposure is on non-prime loans. Under our master policy of insurance, we are permitted to adjust a claim where the property underlying a mortgage in default is subject to unrestored physical damage.

•	Public Finance. Our total public finance exposure to FEMA-designated areas is approximately $581 million in direct net par exposure and $899 million in assumed net par exposure (including $17.8 million in assumed net par exposure to the city of New Orleans) through reinsurance from several Aaa/AAA rated monoline financial guarantors. This total net par exposure represents about 3.1% of our total net par public finance exposure as of December 31, 2005. In the event of a claim, we typically are obligated under our public finance insurance policies to continue making regularly scheduled payments of debt service as and when due; and therefore, we are not initially responsible for, and may never become liable for, the entire amount of such obligation. We believe that certain obligations in the affected areas will require principal and interest advances although the ultimate losses, if any, from such obligations are uncertain.

•	Structured Finance. Our total structured finance exposure to FEMA-designated areas is approximately $140.3 million, including $56.9 million in direct net par exposure and $83.4 million in assumed net par exposure to insured asset-backed and mortgage-backed obligations. In addition, we also are exposed to direct pooled corporate obligations and/or obligations of asset-backed securities; however, we believe there is significant diversification of assets, both as to type and geographical dispersion of the collateral in these pools, and as a result, we view our exposure in these structures to the affected areas as immaterial. We also reinsure pooled corporate obligations that include corporate credits affected by the hurricanes. Defaults of these credits would not likely result in a material claim against us given the degree of credit protection beneath our exposure.

Since August 29, 2005, we have paid approximately $0.1 million in claims on insurance written in FEMA-designated areas. While we have experienced an increase in defaults in mortgage insurance in FEMA-designated areas—approximately 6,700 defaults (3,700 related to Katrina) as of December 31, 2005—it is too early to tell how many claims we ultimately may have to pay on these defaults. There are many factors that are contributing to the uncertainty surrounding these defaults. The organizations servicing these loans are reporting defaults, in some cases, despite the existence of forbearance agreements that permit homeowners to defer mortgage payments on these loans. In addition, we anticipate, but cannot be certain, that aid (both from private organizations and from federal, state and local governments) and payments from property and casualty insurers will help to reduce the number of potential claims in these areas by providing a direct source of cash to homeowners and also serving as an economic stimulus in these areas. Limitations also exist in our master policy of insurance that could prevent us from paying all or part of a claim. For example, we are permitted to adjust a claim where the property underlying a mortgage in default is subject to unrestored physical damage. The level of damage being reported in the areas where the defaulting loans are located varies significantly from region to region.

Until we have a better understanding of how many of the hurricane-related defaults are likely to result in claims, we intend to reserve for these mortgage insurance defaults as we would for any other non-hurricane-related delinquencies. We therefore, have not taken a view that these loans will perform better or worse than any other delinquencies. As of December 31, 2005, we had established a related mortgage insurance loss reserve of $58.5 million related to the 6,700 hurricane-related defaults, including a reserve of $27.6 million for the 3,700 defaults associated with Hurricane Katrina.

As part of our own comprehensive relief program initiated in response to these hurricanes, we are supporting more flexible mortgage payment terms in order to accommodate the financial needs of homeowners in affected areas.

Business Summary

Our principal business segments are mortgage insurance, financial guaranty and financial services. The following table shows the percentage contributions to net income and equity allocated to each segment for the year ended December 31, 2005:

	Net Income	Equity
Mortgage Insurance	51%	57%
Financial Guaranty	23%	34%
Financial Services	26%	9%

Mortgage Insurance

Our mortgage insurance business provides credit-related insurance coverage, principally through private mortgage insurance, and risk management services to mortgage lending institutions located throughout the United States and select countries overseas. We provide these products and services through our wholly-owned subsidiaries, Radian Guaranty Inc., Amerin Guaranty Corporation and Radian Insurance Inc. (which we refer to as “Radian Guaranty,” “Amerin Guaranty” and “Radian Insurance”). Private mortgage insurance protects mortgage lenders from all or a portion of default-related losses on residential first mortgage loans made mostly to home buyers who make down payments of less than 20% of the home’s purchase price. Private mortgage insurance also facilitates the sale of these mortgage loans in the secondary mortgage market, some of which are sold to the Federal Home Loan Mortgage Corp. (“Freddie Mac”) and the Federal National Mortgage Association (“Fannie Mae”). We sometimes refer to Freddie Mac and Fannie Mae collectively as “Government Sponsored Enterprises” or “GSEs.”

Our mortgage insurance business, through Radian Guaranty, offers primary and pool private mortgage insurance coverage on residential first-lien mortgages. At December 31, 2005, primary insurance on first-lien mortgages made up 90% of our total first-lien mortgage insurance risk in force, and pool insurance on first-lien mortgages made up 10% of our total first-lien mortgage insurance risk in force. We use Radian Insurance to provide credit enhancement for mortgage-related capital market transactions and to write credit insurance on mortgage-related assets that monoline mortgage guaranty insurers are not permitted to insure, including net interest margin securities (“NIMs”), international insurance transactions, second-lien mortgages, home equity loans and credit default swaps (collectively, we refer to the risk associated with these transactions as “other risk in force”). We also insure second-lien mortgages through Amerin Guaranty. At December 31, 2005, other risk in force was 25.5% of our total mortgage insurance risk in force.

We carefully review and assess international markets for opportunities to expand our mortgage insurance operations. During 2005, we increased the level of mortgage insurance business that we have been writing internationally. On several occasions, we have provided credit protection on pools of mortgages in the United Kingdom (“U.K.”) and in the Netherlands, and we have applied for authorization to conduct mortgage insurance operations in the U.K. In 2004 and early in 2005, we entered into two mortgage reinsurance transactions in Australia, and in the fourth quarter of 2005, we wrote $7.3 billion in notional value of credit protection in credit default swap form on two large AAA tranches of mortgage-backed securities, one in Germany and one in Denmark. We’ve also recently entered into a relationship with one of the largest mortgage lenders in Hong Kong to serve as its exclusive provider of mortgage insurance. We are in the process of applying for branch authorization in Hong Kong.

Premium rates for our mortgage insurance business are determined on a risk-adjusted basis that includes borrower, loan and property characteristics. We use proprietary default and prepayment models to project the premiums we should charge, the losses and expenses we should expect to incur and the capital we need to hold in support of our risk. Pricing is established in an amount that we expect will allow a reasonable return on allocated capital. We generally cannot cancel or elect not to renew the mortgage insurance that we provide and, because we generally establish premium rates for the life of the policy when issued, we cannot adjust renewal premiums or otherwise adjust premiums over the life of the policy to mitigate the effect of adverse developments.

Our mortgage insurance business depends on a small number of lenders for a substantial portion of its business. Our top 10 mortgage insurance customers measured by primary risk in force were responsible for 44.6% of the direct primary risk in force at December 31, 2005. The top 10 customers were also responsible for 57.3% of primary new insurance written in 2005. The largest single mortgage insurance customer (including branches and affiliates of such customer), measured by new insurance written, accounted for 10.6% of new insurance written during 2005, compared to 9.6% in 2004 and 10.4% in 2003. The concentration of business with our mortgage insurance customers may increase or decrease as a result of many factors. These customers may reduce the amount of business currently done with us or cease doing business with us altogether. Our master policies and related lender agreements do not, and by law cannot, require lenders to do business with us. The loss of business from a major lender could have a materially adverse affect on our business and financial results. We expect customer concentration to continue as a result of the ongoing consolidation in the financial services industry in general and the mortgage industry in particular.

In 2005, in an effort to more appropriately align our mortgage insurance business to meet the needs of a changing business environment resulting from lender consolidation, centralization, and a movement toward a more capital markets risk-based approach, we reorganized our sales and marketing efforts to focus on four separate channels of customers: Business Direct, Strategic Accounts, Capital Markets and International. Customers are grouped into the above categories and they are serviced by four separate business units. Each channel has a business manager with profit and loss responsibility and accountability. In addition, each channel has adopted a specific and focused approach to sustaining profitable growth. In each channel, there is a priority of maximizing return on capital, enhancing top line and bottom line growth, and an ongoing pursuit of achieving efficiencies through cost reductions and increased productivity.

We and other companies in the mortgage insurance industry participate in reinsurance arrangements with mortgage lenders commonly referred to as “captive reinsurance arrangements.” Under captive reinsurance arrangements, a mortgage lender typically establishes a reinsurance company that assumes part of the risk associated with that lender’s mortgages that are insured by a mortgage insurer on an individual, mortgage-by-mortgage basis (as compared to mortgages insured in structured transactions, which typically are not eligible for captive reinsurance arrangements). In return for the reinsurance company’s assumption of a portion of the risk, the mortgage insurer cedes a portion of its mortgage insurance premiums to the reinsurance company. In most cases, the risk assumed by the reinsurance company is an excess layer of aggregate losses that would be penetrated only in a situation of adverse loss development, such as losses brought on by national or regional downturns in the real estate market.

Because of many factors, including the incentives for mortgage lenders to funnel relatively higher-quality loans through the captive reinsurer, we continue to evaluate the level of revenue sharing against risk sharing on a customer-by-customer basis as part of our customer profitability analysis. We believe that all of our captive reinsurance arrangements transfer risk to the captive reinsurer at a premium rate that is commensurate with the risk. For 2005, premiums ceded under captive reinsurance arrangements were $92.9 million or 11.5% of total premiums earned during the period, compared to $87.3 million or 11.3% of total premiums earned for the same period of 2004 and $73.6 million or 10.0% for 2003. New primary insurance written under captive reinsurance arrangements for 2005 was $12.2 billion or 28.7% of total primary new insurance written, compared to $17.8 billion or 39.7% of total primary new insurance written for 2004 and $21.9 billion or 32.1% for 2003. These percentages can be volatile as a result of increases or decreases in the volume of structured transactions, which are not typically eligible for captive reinsurance arrangements. We and other mortgage insurers have faced private lawsuits alleging, among other things, that our captive reinsurance arrangements constitute unlawful payments to mortgage lenders under the anti-referral fee provisions of the Real Estate Settlement Practices Act of 1974 (“RESPA”). We also have been subject to inquiries from the New York insurance department relating to our captive reinsurance arrangements.

We have delegated underwriting programs with a significant number of our customers. Our delegated underwriting programs allow lenders to commit us to insure loans that meet agreed-upon underwriting guidelines. Delegated loans are submitted to us in various ways—fax, electronic data interchange and through the Internet. Our delegated underwriting programs currently include only lenders that are approved by our risk management area, and we routinely audit loans submitted under this program. Once we accept a lender into our delegated underwriting program, however, we generally insure all loans submitted to us by that lender even if the lender has not followed our specified underwriting guidelines. Although we have not experienced this to date, a lender could commit us to insure a material number of loans with unacceptable risk profiles before we discover the problem and terminate that lender’s delegated underwriting authority. We mitigate this risk through periodic, on-site reviews of selected delegated lenders. As of December 31, 2005, approximately 28% of the insurance in force on our books was originated on a delegated basis, compared to 30% as of December 31, 2004. To date, there have been no significant issues with loans originated on a delegated basis.

Our mortgage insurance business also utilizes its underwriting skills to provide an outsourced underwriting service to its customers known as contract underwriting. For a fee, we underwrite loan files for secondary market compliance, while concurrently assessing the file for mortgage insurance if applicable. We give recourse to our customers on loans we underwrite for compliance. If we make a material error in underwriting a loan, we agree to provide a remedy of repurchasing or placing additional mortgage insurance coverage on the loan or indemnifying the customer against loss. For 2005, loans written via contract underwriting accounted for 11.7% of applications, 11.4% of commitments, and 10.1% of certificates issued by our mortgage insurance business, compared to 20.6%, 19.7% and 17.9%, respectively, for 2004 and 26.8%, 25.8% and 22.6%, respectively, for 2003. From time to time, we sell, on market terms, loans we have purchased under contract underwriting remedies to our affiliate, Credit-Based Asset Servicing and Securitization LLC (“C-BASS”). During 2005, we sold $1.6 million of loans sold to C-BASS compared to $4.3 million of loans to C-BASS during 2004.

Financial Guaranty

We entered the financial guaranty business through our acquisition in 2001 of Enhance Financial Services Group Inc. (“EFSG”), a New York-based holding company that mainly provides financial guaranty insurance and reinsurance. Financial guaranty insurance generally provides an unconditional and irrevocable guaranty to the holder of a financial obligation of full and timely payment of principal and interest when due.

Our financial guaranty business offers the following products:

•	insurance of municipal obligations, which include tax-exempt and taxable indebtedness of states, counties, cities, utility districts and other political subdivisions, bonds issued by sovereign and sub-sovereign entities and financings for enterprises such as airports, public and private higher education and health care facilities, where the issuers of such obligations are typically rated investment grade (BBB-/Baa3 or higher);

•	insurance of structured finance transactions, consisting of funded and non-funded or “synthetic” asset-backed obligations that are payable from or tied to the performance of a specific pool of assets and that offer a defined cash flow. Examples include residential and commercial mortgages, a variety of consumer loans, corporate loans and bonds, equipment receivables, real and personal property leases and collateralized corporate debt obligations, including obligations of counterparties under derivative transactions and credit default swaps. The insured obligations in our financial guaranty business are generally rated investment-grade, without the benefit of our insurance;

•	financial solutions products included in our structured direct business consisting of guaranties of securities exchanges, excess-Securities Investor Protection Corporation (“SIPC”) insurance for brokerage firms and excess-Federal Deposit Insurance Corporation (“FDIC”) insurance for banks; and

•	reinsurance of public finance, structured finance, financial solutions and trade credit obligations in which we generally rely on the underwriting performed by the primary insurer.

In October 2005, we announced that we would be exiting the trade credit reinsurance line of business. Accordingly, this line of business has been placed into run-off and we have ceased initiating new trade credit reinsurance contracts going forward. We expect that our existing trade credit reinsurance business, including claims paid, will take several years to run off, although we expect that the bulk of the remaining premiums will be earned and losses incurred over the next two years. Management does not consider the trade credit line of business to be core to our financial guaranty business, and we do not expect that our move to exit the trade credit reinsurance line of business will materially impact the overall profitability or business position of our financial guaranty business. However, in the short-term, our decision to exit the trade credit reinsurance line of business will likely have a negative impact on certain financial measures for our financial guaranty business as this business line continues to run off. Trade credit insurance protects sellers of goods under certain circumstances against non-payment of their receivables, and covers receivables where the buyer and seller are in the same country, as well as cross-border receivables. In the latter instance, the coverage sometimes extends to certain political risks (foreign currency controls, expropriation, etc.) that potentially could interfere with the payment from the buyer. In 2005, trade credit reinsurance accounted for 15.7% of financial guaranty’s net premiums written, down from 27.4% of financial guaranty’s net premiums written in 2004.

In our financial guaranty business, the issuer of an insured obligation generally pays the premiums for our insurance either in full at the inception of the policy or, in the case of most structured finance transactions, in monthly, quarterly, semi-annual or annual installments from the cash flow of the related collateral. Premiums for synthetic credit protection are generally paid in monthly, quarterly, semi-annual or annual installments, but occasionally all or a portion of the premium is paid upfront at the inception of the protection. However, in synthetic credit protection transactions, payment is due directly from our counterparty and is generally not restricted to the cash flows from the underlying obligation or collateral supporting the obligation. Since we depend on the corporate creditworthiness of our counterparty rather than the cash flows from the insured collateral for payment, we generally have a right to terminate synthetic credit protection without penalty to us if our counterparty fails to pay amounts owed to us when due under the terms of the synthetic credit protection.

For public finance transactions, premiums are typically paid upfront and premium rates typically are stated as a percentage of debt service, which includes total principal and interest. For structured finance transactions, premiums are paid in installments over time and premium rates typically are stated as a percentage of the total principal. Premiums are generally non-refundable. Premiums paid in full at inception are recorded as revenue “earned” over the life of the insured obligation (or the coverage period for such obligation if shorter). Premiums paid in installments are generally recorded as revenue in the accounting period in which coverage is provided. This long and relatively predictable premium earnings pattern from our public finance transactions provides us with a relatively predictable source of future revenues. The establishment of a premium rate for a transaction reflects some or all of the following factors:

•	issuer-related factors, such as the issuer’s credit strength and sources of income;

•	servicer-related factors, such as the ability of our counterparty or third-party servicer to manage the underlying collateral and the servicer’s credit strength and sources of income;

•	obligation-related factors, such as the type of issue, the type and amount of collateral pledged, the revenue sources and amounts, the existence of structural features designed to provide additional credit enhancement should collateral performance not meet original expectations, the nature of any restrictive covenants and the length of time until the obligation’s stated maturity; and

•	insurer- and market-related factors, such as rating agency capital charges, competition, if any, from other insurers and the credit spreads in the market available to pay premiums.

The majority of insured public finance and structured finance transactions are guaranteed by triple-A rated financial guaranty insurers. As a AA/Aa3-rated company, our financial guaranty business mainly targets distinct niches in the capital markets. There is generally a greater interest cost savings to an issuer by using triple-A rated credit enhancement as compared to our AA/Aa3 rated credit enhancement. However, financial guaranty insurance provided by a lower-rated provider also can provide significant value over uninsured executions in markets where the triple-A rated financial guaranty insurance is unavailable or uneconomical. In some markets, issuers and other counterparties receive no additional rating agency credit or regulatory relief from triple-A rated enhancement than they do with our AA/Aa3 enhancement, so our enhancement in these markets may be more economical.

On April 27, 2005, Fitch affirmed the “AA” insurance financial strength rating of Radian Asset Assurance Inc. (“Radian Asset Assurance”), our principal financial guaranty operating subsidiary, and Radian Asset Assurance Limited (“RAAL”), a subsidiary of Radian Asset Assurance that is authorized to conduct insurance business in the U.K., but revised its ratings outlook for the two entities to Negative from Stable. Fitch’s ratings for us and our other rated subsidiaries are unchanged. None of the primary insurance customers of our financial guaranty business have any recapture rights as a result of this ratings action by Fitch.

Effective June 1, 2004, EFSG’s two main operating subsidiaries, Radian Asset Assurance and Radian Reinsurance Inc. (“Radian Reinsurance”) were merged, with Radian Asset Assurance as the surviving company. Through this merger, the financial guaranty reinsurance business formerly conducted by Radian Reinsurance was combined with the direct financial guaranty business conducted by Radian Asset Assurance. The merger also combined the assets, liabilities and stockholders’ equity of the two companies. Prior to the merger, Moody’s Investor Service (“Moody’s”) downgraded the insurance financial strength rating of Radian Reinsurance from Aa2 to Aa3.

As a result of this downgrade, two of the primary insurer customers of our financial guaranty reinsurance business had the right to recapture previously written business ceded to our financial guaranty reinsurance business. Effective February 28, 2005, one of these customers recaptured approximately $7.4 billion of par in force that it had ceded to us, including $54.7 million of written premiums as of February 28, 2005, $4.5 million of which was recorded as an immediate reduction of premiums earned at the time of the recapture, which represents the difference between statutory accounting requirements (“STAT”) and accounting principles generally accepted in the United States of America (“GAAP”) unearned premiums. This return of unearned premiums resulted in an increase in policy acquisition costs of $1.7 million. The aggregate result was a reduction in pre-tax income of $6.2 million, or approximately $0.04 per share after tax on a GAAP basis. The amount of future lost premiums due to this recapture will be approximately $129.7 million, which consists of the unearned premium balance and the value of future installment premiums. Based on the February 28, 2005 recapture date the total approximate reduction in pre-tax income for 2005, including the immediate impact, was approximately $12.3 million or approximately $0.08 per share after tax.

The sum of the above adjustments related to this recapture is summarized as follows:

	Cash Paid (Received)	GAAP Book Basis	Initial Gain (Loss)
	(In thousands)
Unearned Premiums	$54,742	$50,204	$(4,538)
Acquisition Costs	(17,097)	(18,791)	(1,694)

Total	$37,645	$31,413	$(6,232)

Despite the recapture, this primary insurer customer renewed its reinsurance treaty with us for 2005 and again recently for 2006 on substantially the same terms as in 2004 prior to the May 2004 downgrade. In March 2005, without cost to or concessions by us, this customer waived all of its remaining recapture rights with respect to the May 2004 downgrade by Moody’s. The other customer with recapture rights as a result of the May 2004 downgrade agreed, without cost to or concessions by us, to waive its recapture rights. There are no remaining recapture rights with respect to the May 2004 Moody’s downgrade of Radian Reinsurance. The combined company is now rated Aa3 (with a stable outlook) by Moody’s, AA (with a negative outlook) by Standard and Poor’s Insurance Rating Service (“S&P”) and AA (with a negative outlook) by Fitch Rating Service (“Fitch”).

In October 2002, S&P downgraded the insurer financial strength rating of Radian Reinsurance from AAA to AA. As a result of this downgrade, effective January 31, 2004, one of the primary insurer customers of our financial guaranty reinsurance business exercised its right to recapture approximately $16.4 billion of par in force ceded to our financial guaranty reinsurance business, including $96.4 million of net premiums written with a GAAP carrying value of approximately $71.5 million. The entire impact of this recapture was reflected as a reduction of net premiums written in the first quarter of 2004. Because, in accordance with GAAP, we already had reflected $24.9 million of these recaptured net premiums written as having been earned, we were required to record the entire $24.9 million reduction in net premiums earned in the first quarter of 2004. Also in connection with the recapture in the first quarter of 2004, we were reimbursed for policy acquisition costs of approximately $31.0 million for which the carrying value under GAAP was $21.3 million. In addition, the recapture included approximately $11.5 million that had been recorded as case reserves under GAAP. Finally, we took a charge of $0.8 million for mark-to-market adjustments related to certain insurance policies associated with the recapture. The sum of the above adjustments related to this recapture resulted in an immediate reduction of pre-tax income of $15.9 million. We estimate that the recapture of reinsurance business reduced 2004 pre-tax income by approximately $37.8 million or approximately $0.26 per share after tax, $0.11 per share of which was a result of the immediate impact of the recapture, and the balance was a result of recaptured net premiums written that would have been earned over time and estimated losses.

The sum of the above adjustments related to this recapture is summarized as follows:

	Cash Paid (Received)	GAAP Book Basis	Initial Gain (Loss)
	(In thousands)
Unearned Premium	$96,417	$71,525	$(24,892)
Acquisition Costs	(31,023)	(21,257)	9,766
Case Reserves	11,488	11,488	—
Receivable from Unrealized Credit Derivatives Gain	—	(791)	(791)

Totals	$76,882	$60,965	$(15,917)

Without cost to or concessions by us, the remaining primary insurer customers with recapture rights agreed not to exercise those rights with respect to the October 2002 downgrade by S&P. None of the primary insurer customers of our financial guaranty reinsurance business have any remaining recapture rights as a result of prior downgrades of Radian Asset Assurance’s or Radian Reinsurance’s financial strength ratings from any of the three major ratings agencies.

Through RAAL, we have additional opportunities to write financial guaranty insurance in the U.K. and, subject to compliance with the European passporting rules, in other countries in the European Union. In particular, we expect that RAAL will continue to build its structured products business in the U.K. and throughout the European Union. RAAL accounted for $3.5 million of direct premiums written in 2005 (or 2.4% of financial guaranty’s 2005 direct premiums written), which is a $3.3 million increase from the $0.2 million of direct premiums written in 2004. In September 2004, the Financial Services Authority (the “FSA”) authorized Radian Financial Products Limited (“RFPL”), another subsidiary of Radian Asset Assurance, to transact as a Category A Securities and Futures Firm permitting it to act as a principal on credit default swap risk. Following receipt of this authorization, management decided that RFPL should focus its core business on arranging credit default swap risk for RAAL and Radian Asset Assurance. Accordingly, we expect to use RFPL solely for negotiating and arranging credit default swaps with counterparties located in the U.K. or other European countries with portions of the risk being assumed by RAAL and Radian Asset Assurance. As a result, we are in the process of lowering the category of authorization for RFPL commensurate with this more limited purpose.

Until September 30, 2004, our financial guaranty business also included our ownership interest in Primus Guaranty, Ltd. (“Primus”), a Bermuda holding company and parent to Primus Financial Products, LLC, a provider of credit risk protection to derivatives dealers and credit portfolio managers on individual investment-grade entities. In September 2004, Primus issued shares of its common stock in an initial public offering. We sold a portion of our shares in Primus as part of this offering. As a result of our reduced ownership and influence over Primus after the initial public offering, we reclassified our investment in Primus to our equity securities portfolio. Accordingly, beginning with the fourth quarter of 2004, we began recording changes in the fair value of the Primus securities as other comprehensive income rather than recording income or loss as equity in net income of affiliates. In 2005 and during the first quarter of 2006, we sold all of our remaining shares of Primus common stock, recording a pre-tax gain of $2.8 million in 2005 and a pre-tax gain of $21.4 million in the first quarter of 2006.

Financial Services

The financial services segment includes the credit-based businesses conducted through our affiliates, C-BASS and Sherman Financial Group LLC (“Sherman”). We own a 46% interest in C-BASS and a 34.58% interest in Sherman. C-BASS is a mortgage investment and servicing firm specializing in subprime, single-family residential mortgage assets and residential mortgage-backed securities. By using sophisticated analytics, C-BASS essentially seeks to take advantage of what it believes to be the mispricing of credit risk for certain of these assets in the marketplace. Sherman is a consumer asset and servicing firm specializing in charged-off and bankruptcy plan consumer assets and charged-off high LTV mortgage receivables that it generally purchases at deep discounts from national financial institutions and major retail corporations and subsequently collects upon these receivables. In March 2005, Sherman acquired CreditOne, a credit card bank that provides Sherman with the ability to originate subprime credit card receivables.

On June 24, 2005, we entered into agreements to restructure our ownership interest in Sherman. Before the restructuring, Sherman was owned 41.5% by us, 41.5% by Mortgage Guaranty Insurance Corporation (“MGIC”) and 17% by an entity controlled by Sherman’s management team. As part of the restructuring, we and MGIC each agreed to sell a 6.92% interest in Sherman to a new entity controlled by Sherman’s management team, thereby reducing our ownership interest and MGIC’s ownership interest to 34.58% for each of us. In return, the new entity controlled by Sherman’s management team paid approximately $15.65 million (which resulted in a $3.3 million loss) to us and the same amount to MGIC. Regulatory approval for this transaction was received in August 2005, retroactive to May 1, 2005. Effective June 15, 2005, Sherman’s employees were transferred to the new entity controlled by Sherman’s management team, and this entity agreed to provide management services to Sherman. Sherman’s management team also agreed to reduce significantly its maximum incentive payout under its annual incentive plan for periods beginning on or after May 1, 2005. This has resulted in Sherman’s net income now being greater than it would have been without a reduction in the maximum incentive payout. Following the restructuring, we expect that our and MGIC’s share of Sherman’s net income will be similar to our respective shares before the restructuring because, although our percentage interest in Sherman is smaller than it was before the restructuring, Sherman’s net income is greater than it would have been if the restructuring had not occurred.

In connection with the restructuring, we and MGIC each also paid $1 million for each of us to have the right to purchase, on July 7, 2006, a 6.92% interest in Sherman from the new entity controlled by Sherman’s management team for a price intended to approximate current fair market value. If either we or MGIC exercise our purchase right but the other fails to exercise its purchase right, the exercising party also may exercise the purchase right of the non-exercising party. Our and MGIC’s representation on Sherman’s board of managers would not change regardless of which party or parties exercise the purchase right.

Prior to January 1, 2003, we owned a 45.5% interest in Sherman. Effective January 1, 2003, Sherman’s management exercised its rights to acquire additional ownership of Sherman, reducing our ownership interest in Sherman from 45.5% to 41.5%. We recorded a $1.3 million loss on this transaction.

The financial services segment formerly included the operations of RadianExpress.com Inc. (“RadianExpress”). In December 2003, we announced that we would cease operations of RadianExpress. Our decision followed our receipt in July 2003 of a decision by the California Commissioner of Insurance sustaining a California cease and desist order applicable to the offering of our Radian Lien Protection product. During the first quarter of 2004, RadianExpress, which was the entity through which Radian Lien Protection sales would have been processed, ceased processing new orders. RadianExpress completed the final processing of all remaining transactions in the first quarter of 2005 and was dissolved in the last quarter of 2005.

Results of Operations – Consolidated

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

The following table summarizes our consolidated results of operations for 2005 and 2004 (in thousands):

	Year Ended December 31		% Change
	2005	2004	2005 vs. 2004
Net income	$522,854	$518,653	0.8%
Net premiums written	1,100,687	1,082,487	1.7
Net premiums earned	1,018,670	1,029,484	(1.1)
Net investment income	208,422	204,349	2.0
Net gains on sales of investments	36,638	50,799	(27.9)
Change in fair value of derivative instruments	9,170	47,135	(80.5)
Other income	25,251	32,286	(21.8)
Provision for losses	390,633	456,834	(14.5)
Policy acquisition costs and other operating expenses	341,828	327,517	4.4
Interest expense	43,043	34,660	24.2
Equity in net income of affiliates	217,692	180,550	20.6
Provision for income taxes	217,485	206,939	5.1

Net Income.    Net income for 2005 was $522.9 million or $5.91 per share (diluted), compared to $518.7 million or $5.33 per share (diluted) for 2004. Diluted net income per share reflects the inclusion of 2.2 million and 3.8 million shares, respectively, for 2005 and 2004, underlying our contingently convertible debt, which was redeemed in its entirety on August 1, 2005. Including these shares in the calculation of diluted net income per share resulted in a reduction in diluted net income per share of $0.13 for 2005 and $0.18 for 2004. The results for 2005 reflect an immediate reduction in net income of $4.1 million or $0.04 per share (diluted) related to the first quarter of 2005 recapture of business previously ceded to us by one of the primary insurer customers of the financial guaranty segment. The results for 2004 reflect an immediate reduction in net income of $10.3 million or $0.11 per share (diluted) related to the first quarter of 2004 recapture of business previously ceded to us by another primary insurer customer of the financial guaranty segment. Also affecting net income for 2005 was a decrease in the provision for losses, partially offset by a decrease in earned premiums, an increase in operating expenses and a reduction in both net gains on sales of investments and the change in fair value of derivative instruments.

Net Premiums Written and Earned.    Consolidated net premiums written for 2005 were $1,100.7 million, an $18.2 million, or 1.7% increase from $1,082.5 million for 2004. Consolidated net premiums earned for 2005 were $1,018.7 million, a $10.8 million or 1.1% decrease from $1,029.5 million reported for 2004. The amount of net premiums written for 2005 reflects a reduction of $54.7 million related to the recapture of business by one primary insurer customer of our financial guaranty business in the first quarter of 2005, which also reduced 2005 net premiums earned by $4.5 million. The amount of net premiums written reported for 2004 reflects a reduction of $96.4 million related to the recapture of business by one primary insurer customer of our financial guaranty business in the first quarter of 2004, which also reduced 2004 net premiums earned by $24.9 million. Net premiums written and earned for both years also reflect changes in the mix of business written, substantial cancellations in the mortgage insurance business and a challenging new production environment for our structured business due to tight credit spreads.

Net Investment Income.    Net investment income for 2005 was $208.4 million, a $4.1 million or 2.0% increase from $204.3 million for 2004. This increase was mainly due to an increase in the yield on bonds in our investment portfolio as a result of a net increase in average investable funds and higher interest rates, partially offset by a liquidation of investments in the portfolio to fund the repurchase of approximately 10.8 million shares of our common stock at a purchase price of $533.9 million.

Net Gains on Sales of Investments and Change in Fair Value of Derivative Instruments.    Net gains on sales of investments for 2005 were $36.6 million (pre-tax), compared to $50.8 million (pre-tax) for 2004. The net gains on sales of investments in 2005 include a $3.3 million loss on the sale of a partial interest in Sherman and a $3.2 million loss from a complete write-down of our investment in SBF Participacoes Ltda., a Brazilian insurer that we acquired in connection with our acquisition of EFSG in 2001. The 2004 amount includes a significant amount of gains from changes in asset allocation and investment execution strategies. For 2005, the change in fair value of derivative instruments was a gain of $9.2 million (pre-tax), compared to a gain of $47.1 million (pre-tax) for the change in fair value of derivatives instruments for 2004. We account for derivatives under Statement of Financial Accounting Standards (“SFAS”) No. 133, which often results in volatility from period to period as reported on our consolidated statements of income. In the fourth quarter of 2005, we refined our mark-to-market of derivatives model to use active market spreads by individual name, when available, as compared to our previous version of the model which used the average spread on similarly rated names. While application of the new model resulted in minimal changes for most of our derivative transactions, one synthetic collateralized debt obligation showed a large difference due to greater spread volatility in the underlying high-yield corporate names included in this transaction. At December 31, 2005, our refined model indicated that a $50.8 million loss should be recognized on this transaction, which was included on our list of intensified surveillance credits at December 31, 2005. On March 2, 2006, Radian Asset Assurance and its counterparty to this transaction terminated this transaction and amended the one other derivative financial guaranty contract insured by Radian Asset Assurance with this same counterparty. See “Results of Operations—Financial Guaranty—Year Ended December 31, 2005 Compared to Year Ended December 31, 2004—Provision for Losses” below. In 2005, we sold convertible securities with embedded gains, which increased net gains on sales of investments and reduced the favorable change in the fair value of derivative instruments. In addition, the financial guaranty segment experienced favorable gains in the fair value of derivative instruments in 2005, in large part due to the general tightening of credit spreads on the synthetic collateralized corporate debt obligation business.

Other Income.    Other income decreased to $25.3 million for 2005 from $32.3 million for 2004, mainly due to lower income from contract underwriting.

Provision for Losses.    The provision for losses for 2005 was $390.6 million, a decrease of $66.2 million or 14.5% from $456.8 million reported for 2004. Our mortgage insurance business experienced a decrease in the provision for losses as claims paid declined. These decreases were partially offset by an increase in delinquencies. Our financial guaranty business experienced a decrease in the provision for losses in 2005 as a result of generally favorable loss development, including a reduction in the prior year’s reserves for trade credit reinsurance business and a lower volume of business in trade credit reinsurance, which generally carries a higher loss ratio.

Policy Acquisition Costs and Other Operating Expenses.    Policy acquisition costs were $115.8 million for 2005, a decrease of $6.0 million or 4.9% from $121.8 million reported for 2004. The amortization of policy acquisition costs in the mortgage insurance segment in 2005 was lower due to an $11.6 million acceleration of deferred policy acquisition cost amortization in 2004 coinciding with the cancellation of business in our mortgage insurance segment, which reduced the base asset that was subject to amortization. The amount reported for 2005 includes approximately $5.1 million of acceleration of deferred policy acquisition cost amortization in mortgage insurance. The amortization of policy acquisition costs reported for 2005 reflects an increase of $1.7 million related to the recapture of business by one of the primary insurer customers of our financial guaranty segment in the first quarter of 2005. The amortization of policy acquisition costs reported for 2004 reflects a reduction of $9.8 million related to the recapture of business by one of the primary insurer customers of our financial guaranty business in the first quarter of 2004. The business recaptured in the first quarter of 2004 included business originated before the acquisition of EFSG that carried a lower amount of deferred acquisition costs as a result of purchase accounting adjustments.

Other operating expenses increased to $226.0 million for 2005 from $205.7 million for 2004. Other operating expenses in 2005 include increases in employee costs and software expenses, as well as the write-off of debt insurance costs from the redemption of the $220 million of senior convertible debentures in 2005. Other operating expenses in 2005 compared to 2004 included higher information technology (“IT”) expenditures and the amortization of IT projects that were placed into service in 2004, as well as increased compliance costs, including Sarbanes-Oxley compliance.

Interest Expense.    Interest expense of $43.0 million for 2005 increased $8.3 million or 24.2% from $34.7 million for 2004, in most part due to the issuance of $250 million of senior notes in June 2005 and a lower positive impact from interest-rate swaps that we entered into in the second quarter of 2004. These swaps effectively convert the interest rate on our 5.625% Senior Notes due 2013 to a variable rate based on a spread over the London Interbank Offered Rate (“LIBOR”). The increase in interest expense in 2005 was partially offset by the redemption of $220 million of senior convertible debentures in August 2005.

Equity in Net Income of Affiliates.    Equity in net income of affiliates increased to $217.7 million for 2005, up $37.1 million or 20.6% from $180.6 million for 2004. Equity in net income of affiliates includes the results of C-BASS, Sherman and, until September 30, 2004, Primus. This increase resulted from a continuation of very strong growth in earnings at both C-BASS and Sherman in 2005.

Provision for Income Taxes.    The consolidated effective tax rate was 29.4% for 2005, compared to 28.5% for 2004, reflecting a lower proportion of tax-exempt income to total income.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

The following table summarizes our consolidated results of operations for 2004 and 2003 (in thousands):

	Year Ended December 31		% Change
	2004	2003	2004 vs. 2003
Net income	$518,653	$385,901	34.4%
Net premiums written	1,082,487	1,110,477	(2.5)
Net premiums earned	1,029,484	1,008,183	2.1
Net investment income	204,349	186,163	9.8
Net gains on sales of investments	50,799	17,387	n/m
Change in fair value of derivative instruments	47,135	4,139	n/m
Other income	32,286	63,322	(49.0)
Provision for losses	456,834	476,054	(4.0)
Policy acquisition costs and other operating expenses	327,517	339,595	(3.6)
Interest expense	34,660	37,542	(7.7)
Equity in net income of affiliates	180,550	105,476	71.2
Provision for income taxes	206,939	145,578	42.1

n/m = not meaningful

Net Income.    Net income for 2004 was $518.7 million or $5.33 per share (diluted) compared to $385.9 million or $3.95 per share (diluted) for 2003. Net income per share for both periods reflects the inclusion of 3.8 million shares underlying our contingently convertible debt. The impact of including these shares in the calculation of diluted net income per share was a reduction of $0.18 in diluted net income per share for 2004 and $0.13 in diluted net income per share for 2003. The results for 2004 reflect an immediate reduction in net income of $10.3 million or $0.11 per share related to the first quarter of 2004 recapture of business previously ceded to us by one of the primary insurer customers of our financial guaranty segment. Net income for 2004 includes an increase of $76.4 million compared to 2003 due to net gains on sales of investments and the change in fair value of derivative instruments. Net income for 2004 also reflects a $19.3 million reduction in the provision for losses in 2004 compared to 2003, mostly due to the inclusion of a $111.0 million charge in 2003 for an insurance policy related to manufactured housing loans originated by Conseco Finance Corp. Also included in 2003 was a $13.0 million charge to other operating expenses in the fourth quarter of 2003 for the cessation of operations at RadianExpress.

Net Premiums Written and Earned.    Consolidated net premiums written for 2004 were $1,082.5 million, compared to $1,110.5 million for 2003. The amount of net premiums written in 2004 reflects a reduction of

$96.4 million related to the recapture of business by one primary insurer customer of our financial guaranty business in the first quarter of 2004, which also reduced net premiums earned by $24.9 million. Net premiums earned for 2004 were $1,029.5 million, an increase of $21.3 million or 2.1% from $1,008.2 million recorded in 2003.

Net Investment Income.    Net investment income of $204.3 million for 2004 increased $18.1 million or 9.8% from $186.2 million in 2003, mainly due to growth in the investment portfolio funded by positive operating cash flows.

Net Gains on Sales of Investments and Change in Fair Value of Derivative Instruments.    Net gains on sales of investments for 2004 were $50.8 million (pre-tax), compared to $17.4 million (pre-tax) for 2003. The 2004 amount includes a significant amount of gains as a result of changes in asset allocation and investment execution strategies. The change in fair value of derivative instruments was $47.1 million (pre-tax) for 2004, compared to $4.1 million (pre-tax) for change in fair value of derivatives instruments for 2003.

Other Income.    Other income decreased to $32.3 million in 2004 from $63.3 million in 2003, mainly due to the cessation of operations at RadianExpress.

Provision for Losses.    The provision for losses was $456.8 million for 2004, a decrease of $19.3 million or 4.0% from $476.1 million in 2003. The decrease in the provision for losses in 2004 resulted mainly from the $111.0 million charge attributable to Conseco Finance Corp. in 2003, partially offset by a $91.7 million increase in the provision for losses in 2004 to support the $93.2 million increase in claims paid by our mortgage insurance segment in 2004.

Policy Acquisition Costs and Other Operating Expenses.    Policy acquisition costs for 2004 were $121.8 million, down $6.7 million or 5.2% from $128.5 million in 2003. The amortization of policy acquisition costs reported in 2004 reflects a reduction of $9.8 million related to the recapture of business by one of the primary insurer customers of our financial guaranty segment in the first quarter of 2004. The amount reported in 2004 also includes an $11.6 million acceleration of deferred policy acquisition cost amortization coinciding with the cancellation of business in our mortgage insurance segment, which reduced the base asset that was subject to amortization.

Other operating expenses of $205.7 million for 2004 decreased $5.4 million or 2.6% from $211.1 million in 2003. Other operating expenses in 2004 included higher IT expenditures and the amortization of IT projects that were placed into service in 2004, as well as increased compliance costs, including Sarbanes-Oxley compliance. Other operating expenses for 2003 included the $13.0 million charge for the cessation of operations at RadianExpress, as well as normal operating expenses of RadianExpress of $25.7 million. The $13.0 million charge includes the write-off of the carrying cost of the investment of $7.2 million and provisions for severance, leasehold commitments and other charges of $5.8 million.

Interest Expense.    Interest expense of $34.7 million for 2004 decreased $2.8 million from $37.5 million in 2003 due to the positive impact of the interest-rate swaps that we entered into in the second quarter of 2004.

Equity in Net Income of Affiliates.    Equity in net income of affiliates increased to $180.6 million in 2004 from $105.5 million in 2003. Equity in net income of affiliates includes the results of C-BASS, Sherman and, until September 30, 2004, Primus.

Provision for Income Taxes.    The consolidated effective tax rate was 28.5% and 27.4% for 2004 and 2003, respectively. The lower effective tax rate for 2003 reflects a higher proportion of tax-exempt income to total income resulting from the overall decline in 2003 earnings as a result of the charge for Conseco Finance Corp.

Results of Operations – Mortgage Insurance

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Although home purchase transactions have remained at strong levels, the mortgage insurance industry did not fully benefit from this in 2005 due to a loss of business to alternative mortgage executions that exclude mortgage insurance, particularly “80-10-10” arrangements or other variations of simultaneous second-lien mortgage loans. In addition, refinance activity, which often results in the elimination of the need for mortgage insurance on the refinanced loan, remained high during 2005, reducing the volume of loans requiring mortgage insurance in 2005. These items negatively impacted the flow business, but were somewhat offset by the continued increase in demand for structured transactions and non-traditional products. Primary new insurance written by our mortgage insurance business during 2005 was $42.6 billion, a $2.2 billion or 4.9% decrease from $44.8 billion written in 2004. In addition, we increased the prices of some of our products, particularly investor loans, effective in the first quarter of 2005, which led to a decrease in demand for our insurance on those specific products and, indirectly, on other products as well. For 2005, our mortgage insurance business wrote $25.6 billion in flow business and $17.0 billion in structured transactions, compared to $36.3 billion in flow business and $8.5 billion in structured transactions for 2004. Also in 2005, our mortgage insurance business wrote $569 million of pool risk compared to $304 million in 2004 and $9.0 billion of other risk in 2005 compared to $427 million in 2004.

An increase in the level of structured transactions, which sometimes take the form of pool insurance, was the primary cause of the increase in pool risk written. Other risk written included a higher level of second-lien mortgage insurance, insurance written internationally and an increase in other new products, such as credit default swaps, both domestically and internationally. Our participation in structured transactions is likely to vary significantly from period to period because we compete with other mortgage insurers, as well as capital market executions, for these transactions. However, the overall level is expected to rise over time. Included in the approximate $9.0 billion of other risk written in 2005 is $511 million of risk written related to a single transaction that is a AAA wrap on a large portfolio that was written in the first quarter of 2005. In addition, $7.3 billion of other risk written in 2005 was in the form of credit default swaps written as AAA tranches of mortgage-backed securities in Germany and Denmark, which were written late in the fourth quarter of 2005. Because of the remote nature of the risk associated with these transactions, premiums are low as a percentage of exposure.

The highest state concentration of risk in force at December 31, 2005, was Florida at 9.5%, compared to 9.1% at December 31, 2004. California had the highest state concentration of total direct primary and pool insurance in force at December 31, 2005. At December 31, 2005, California accounted for 10.4% of the mortgage insurance segment’s total direct primary insurance in force, compared to 12.4% at December 31, 2004, and 12.3% of the mortgage insurance segment’s total direct pool risk in force, compared to 14.7% for 2004. California also accounted for 13.8% of the mortgage insurance segment’s direct primary new insurance written for 2005 and 2004. The percentage of risk in force in California has been falling due to the high cancellation rate as compared to new business written.

Volume in 2005 continued to be impacted by lower interest rates that affected the entire mortgage insurance industry. The continued low interest-rate environment caused refinancing activity to remain high, which was similar to the comparable period of 2004. Refinancing activity as a percentage of our primary new insurance written was 41% for 2005, compared to 40% for 2004. The persistency rate, which is defined as the percentage of insurance in force that remains on our books after any 12-month period, was 58.2% for the twelve months ended December 31, 2005, compared to 58.8% for the twelve months ended December 31, 2004. This decrease in the persistency rate reflects a higher level of cancellations in the twelve months ended December 31, 2005. In the second quarter of 2005, $3.6 billion of primary insurance in force from one structured transaction was canceled, which reduced the persistency rate in 2005 by approximately three percentage points. We expect the persistency rates to slowly rise throughout 2006, influenced by relatively stable or slowly rising interest rates.

In addition to insuring prime mortgages, we also insure non-prime mortgages, including mainly Alt-A and A minus loans. Alt-A borrowers generally have a similar credit profile as the borrowers under the prime loans that we insure, with Fair Isaac and Company (“FICO”) credit scores of 620 and higher, but Alt-A loans are underwritten with reduced documentation and verification of information. We consider Alt-A business to be riskier than prime business because of the reduction or elimination of documentation supporting the loans. Alt-A loans also tend to have higher balances than other loans that we insure. We typically charge a higher premium rate for Alt-A business, particularly Alt-A loans to borrowers with FICO credit scores below 660, and we have measures in place to limit our exposure to these lower-FICO Alt-A loans. We previously had disclosed our intent to reduce our insurance in force for lower FICO Alt-A business and we have done so, but we continually re-evaluate this decision and will only increase our participation in this business if we believe we can do so at acceptable levels of risk and return. The A minus loans that we insure typically have non-traditional credit standards that are less stringent than standard credit guidelines and include loans to borrowers with FICO scores ranging from 575 to 619. We receive a significantly higher premium for insuring A minus loans.

During 2005, non-prime business accounted for $17.8 billion or 41.7% of new primary insurance written by our mortgage insurance business, compared to $16.4 billion or 36.6% for 2004. Of the $17.8 billion of non-prime business written for 2005, $11.2 billion or 63.3% was Alt-A. The relatively high amount of non-prime business is a result of the relatively high level of structured business written in 2005, which tends to be more concentrated in non-prime loans.

In 2004, we developed an approach for reinsuring our non-prime risk. The arrangement, which we refer to as “Smart Home,” effectively transfers risk from our portfolio to investors in the capital markets. Each transaction begins with the formation of an unaffiliated, offshore reinsurance company. We then enter into an agreement with the Smart Home reinsurer pursuant to which we agree to cede to the reinsurer a portion of the risk (and premium) associated with a portfolio of non-prime residential mortgage loans insured by us. The Smart Home reinsurer is funded in the capital markets through the issuance to investors of a series of separate classes of credit-linked notes. Each class relates to the loss coverage levels on the reinsured portfolio and is assigned a rating by one or more of the three major rating agencies. We typically retain the risk associated with the first-loss coverage levels, and we may retain or sell, in a separate risk transfer agreement, the risk associated with the AAA-rated or most remote coverage level. Holders of the Smart Home credit-linked notes bear the risk of loss from losses paid to us under the reinsurance agreement. The Smart Home reinsurer invests the proceeds of the notes in high-quality short-term investments approved by the rating agencies. Income earned on those investments and a portion of the reinsurance premiums that we pay are applied to pay interest on the notes as well as certain of the Smart Home reinsurer’s expenses. The rate of principal amortization of the credit-linked notes approximates the rate of principal amortization of the underlying mortgages.

Since August of 2004, we have completed three “Smart Home” arrangements. Details of these transactions are as follows:

Date of Transaction	Pool of Non-prime Mortgages (Par Value)	Risk Ceded to Reinsurer (Par Value)	Notes Sold to Investors (Principal Amount)
December 2005 (1)	$6.27 billion	$1.69 billion	$304.5 million
February 2005	$1.68 billion	$495.6 million	$98.5 million
August 2004	$ 882 million	$332.1 million	$86.1 million

(1)	$172.9 million in principal amount of credit-linked notes was issued in December 2005. An additional $131.6 million in principal amount was issued in February 2006.

Smart Home allows us to continue to take on more non-prime risk and the higher premiums associated with insuring these types of products. As a result, we consider Smart Home arrangements to be important to our ability to effectively manage our risk profile and to remain competitive in the non-prime market. Approximately 13% of our non-prime risk in force is currently reinsured through Smart Home arrangements. We intend to increase this percentage substantially in 2006. Because the Smart Home arrangement ultimately depends on the willingness of investors to invest in Smart Home securities, we cannot be certain that Smart Home will always be available to us or will be available on terms that are acceptable to us. If we are unable to continue to use Smart Home arrangements, our ability to participate in the non-prime mortgage market could be limited, which could have a material adverse effect on our business, financial condition and operating results.

Premiums written (ceded) in 2005 and 2004 include $3.5 million and $1.0 million, respectively, related to the Smart Home transactions. There were no ceded losses in 2005 or 2004 as a result of the Smart Home transactions.

Direct primary insurance in force was $109.7 billion at December 31, 2005, compared to $115.3 billion at December 31, 2004. In the second quarter of 2005, $3.6 billion of primary insurance in force from one structured transaction was canceled. At December 31, 2005, non-prime insurance in force was $34.7 billion or 31.7% of total primary mortgage insurance in force, compared to $35.7 billion or 31.0% at December 31, 2004. Of the $34.7 billion of non-prime insurance in force at December 31, 2005, $21.2 billion or 61.1% was Alt-A. We anticipate that the proportion of non-prime mortgage insurance business and non-traditional products could continue to grow as a result of structural changes, competitive pricing differentials and competitive products in the mortgage lending and mortgage insurance businesses.

Pool risk in force was $2.7 billion at December 31, 2005, compared to $2.4 billion at December 31, 2004. In 2005, we wrote a significant amount of pool risk where we are in a second-loss position, and will therefore only pay claims if pool losses are greater than any applicable deductible or stop-loss.

Other risk in force was $9.7 billion at December 31, 2005, compared to $1.2 billion at December 31, 2004. The increase in other risk in force at December 31, 2005, was in large part due to the two large international mortgage securitizations comprising $7.3 billion of risk, in which we provided credit enhancement at a AAA level in credit default swap form. Also included in other risk in force at December 31, 2005, was a single structured transaction that is a AAA wrap that was done in credit default swap form in the first quarter of 2005. Because of the remote nature of the risk associated with these transactions, premiums are low as a percentage of exposure.

The default and claim cycle in the mortgage insurance business begins with our receipt of a default notice from the insured. Generally, our master policy of insurance requires the insured to notify us of a default within 15 days after the loan has become 60 days past due. The total number of loans in default increased from 48,940 at December 31, 2004, to 57,088 at December 31, 2005. The average loss reserve per default decreased from $11,435 at the end of 2004 to $10,444 at December 31, 2005. The loans in default at December 31, 2005, included approximately 6,700 defaults related to Hurricanes Katrina, Rita and Wilma. As discussed above, it is too early to tell how many claims we may ultimately have to pay on these defaults. Primary and pool defaults also included approximately 300 and 2,400 defaults, respectively, on loans with deductibles in excess of any required reserve. The loss reserve as a percentage of risk in force was 1.6% at December 31, 2005, compared to 1.8% at December 31, 2004. The decline in the reserve per default and reserve as a percentage of risk in force is partially due to the higher mix of defaults in the early stage of delinquency and loans with deductibles in excess of any required reserve and the significant increase in risk in force relating to business in a remote loss position. We also do not establish reserves on our derivative financial guaranty products.

Defaults in the non-prime mortgage insurance business, which has experienced a consistent increase in the number of defaults in the past few years, appear to have leveled off for Alt-A loans, but are still increasing for A minus and below loans. Although the default rate on this business is higher than on prime business, higher premium rates charged for non-prime business are expected to compensate for the increased level of expected losses associated with this business. However, we cannot be certain that the increased premiums charged on non-prime business will compensate for the ultimate losses on this business.

The number of non-prime loans in default at December 31, 2005, was 23,525, which represented 53% of the total primary loans in default, compared to 21,017 non-prime loans in default at December 31, 2004, which represented 52% of the total primary loans in default. The default rate on the Alt-A business was 6.4% at December 31, 2005, compared to 6.5% at December 31, 2004. The combined default rate on the A minus and below loans was 15.8% at December 31, 2005, compared to 12.1% at December 31, 2004. The default rate on the prime business was 3.6% at December 31, 2005, compared to 3.2% at December 31, 2004. The default rate on non-prime business increased to 10.7% at December 31, 2005 from 9.0% at December 31, 2004, as a result of that business seasoning.

Claim activity is not spread evenly throughout the coverage period of a book of business. Relatively few claims on prime business are received during the first two years following issuance of a policy and on non-prime business during the first year. Historically, claim activity on prime loans has reached its highest level in the third through fifth years after the year of policy origination, and on non-prime loans, this level is expected to be reached in the second through fourth years. Approximately 76.5% of the primary risk in force and approximately 38.6% of the pool risk in force at December 31, 2005, had not yet reached its highest claim frequency years. Because it is difficult to predict both the timing of originating new business and the run-off rate of existing business, it also is difficult to predict, at any given time, the percentage of risk in force that will reach its highest claim frequency years on any future date. The combined default rate for both primary and pool insurance, excluding second-lien mortgage insurance coverage, was 3.8% at December 31, 2005, compared to 3.3% at December 31, 2004, while the default rate on the primary business was 5.6% at December 31, 2005, compared to 4.8% at December 31, 2004.

Direct claims paid for 2005 were $320.3 million, compared to $364.4 million for 2004. The average claim paid has fluctuated over the past few years mostly due to deeper coverage amounts, larger loan balances and mitigation efforts. In addition, a change in real estate values may also affect the amount of the average claim paid. The average claim paid in 2005 included a larger than normal amount of recoveries and reflects increased loss mitigation efforts. Alt-A loans have a higher average claim payment due to higher loan balances. Claims paid on second-lien mortgages decreased in 2005 compared to 2004 as a result of an increase in recoveries, partially offset by the increase in the volume of business written over the past few years on which we have begun paying claims. During the third quarter of 2004, we announced our intent to limit the amount of second-lien mortgage business we would originate in the future, especially where we would be in a first-loss position. We continue to evaluate this decision and may increase our participation in second-lien mortgage business if we believe we can do so at acceptable levels of risk and return. For the majority of risk written on second-lien mortgage business in 2005, we are in a second- or shared-loss position, meaning that the insured must incur losses on the loan above a specified amount or deductible before any claim payments under the policy will be made. In reviewing our claims inventory, we expect that paid claims will be relatively flat in the first quarter of 2006 and will increase modestly after that.

A disproportionately higher incidence of claims in Georgia is directly related to what our risk management department believes to be questionable property value estimates performed by outside agencies in that state. Several years ago, our risk management department put into place several property valuation checks and balances to mitigate the risk of this issue recurring, and now applies these same techniques to all mortgage insurance transactions. We expect this higher incidence of claims in Georgia to continue until loans originated in Georgia before the implementation of these preventive measures become sufficiently seasoned. A higher level of claim incidence in Texas resulted, in part, from unemployment levels that were higher than the national average and from lower home price appreciation. We believe that claims in the Midwest and Southeast have been rising and will continue to rise due to the weak industrial sector of the economy. We also believe that increased claims in Michigan and North Carolina are a result of declining economic conditions in those areas, and that in Colorado, increased claims are a result of a significant decline in property values in that area.

The following table summarizes our mortgage insurance segment’s results of operations for the years ended December 31, 2005 and 2004 (in thousands):

	Year Ended December 31		% Change
	2005	2004	2005 vs. 2004
Net income	$268,606	$271,882	(1.2%)
Net premiums written	877,632	866,051	1.3
Net premiums earned	806,897	814,553	(0.9)
Net investment income	118,325	118,694	(0.3)
Net gains on sales of investments	27,649	44,380	(37.7)
Change in fair value of derivative instruments	4,110	11,940	(65.6)
Other income	19,008	24,247	(21.6)
Provision for losses	359,116	400,936	(10.4)
Policy acquisition costs and other operating expenses	215,583	216,618	(0.5)
Interest expense	24,191	20,138	20.1
Provision for income taxes	108,493	104,240	4.1

Net Income.    Our mortgage insurance segment’s net income for 2005 was $268.6 million, a decrease of $3.3 million or 1.2% from $271.9 million in 2004. This decrease was mainly due to a decrease in net gains on sales of investments, change in fair value of derivative instruments and other income, partially offset by decreases in the provision for losses and policy acquisition costs.

Net Premiums Written and Earned.    Net premiums written for 2005 were $877.6 million, an $11.5 million or 1.3% increase from $866.1 million for the comparable period of 2004. Net premiums earned for 2005 were $806.9 million, a $7.7 million or 0.9% decrease compared to $814.6 million for 2004. Net premiums earned reflect a decrease of $29.1 million in premiums earned from non-traditional products such as second-lien mortgages and NIMs business. Premiums earned from non-traditional products were $96.6 million in 2005, compared to $125.7 million in 2004 due to significant run-off in NIMs business and, until late in the year, a low volume of second-lien mortgage business written. Partially offsetting the 2005 decline in earned premiums was an increase of $21.4 million in premiums earned from the primary insurance business as a result of a change in the product mix to higher premium rate products and the acceleration of premiums earned in the third and fourth quarters resulting from the cancellation of policies contained within a large, single premium structured transaction. Premiums earned will fluctuate as the mix of premiums written changes. For 2005, the mix included a higher percentage of non-prime business, which has higher premium rates compared to the prime business because the level of expected loss associated with this type of insurance is higher than the expected loss associated with prime business. We intend to increase the percentage of non-prime risk that is reinsured through Smart Home arrangements in 2006. To the extent we are able to accomplish this, our earned premiums for 2006 would be affected commensurate with the amount of premiums ceded.

Net Investment Income.    Net investment income attributable to our mortgage insurance business for 2005 was $118.3 million, compared to $118.7 million for 2004. Investment income for 2005 reflects a higher level of investment expenses and a decrease in dividend income offset by an increase in interest income on bonds.

Net Gains on Sales of Investments and Change in Fair Value of Derivative Instruments.    Net gains on sales of investments in our mortgage insurance business were $27.6 million for 2005, compared to $44.4 million for 2004. This decrease was principally related to the unusually high net gains on sales of investments recorded in 2004 as a result of changes in asset allocation and investment execution strategies. The change in the fair value of derivatives was a gain of $4.1 million for 2005, compared to a gain of $11.9 million for 2004, mainly due to the sale of convertible securities with mark-to-market gains in 2005 and changes in the fair value of embedded options in convertible securities held in the investment portfolio due to market conditions. When convertible securities with embedded options carried at unrealized gains are sold, it has the effect of reclassifying the unrealized gain from the change in fair value of derivative instruments to realized gains on sales of investments.

Other Income.    Other income for 2005 was $19.0 million, a $5.2 million or 21.6% decrease from $24.2 million in 2004. Other income mostly includes income related to contract underwriting services. Therefore, the decrease in 2005 mainly reflects a decrease in contract underwriting services. Included in the 2004 amount is a settlement received related to underwriting services and an allocation of other income from the parent company.

Provision for Losses.    The provision for losses for 2005 was $359.1 million, compared to $400.9 million for 2004. Our mortgage insurance business experienced a significant decrease in claims paid in 2005; however, there was an approximate 10% increase in delinquencies at December 31, 2005, compared to December 31, 2004, which is mainly related to the large number of hurricane–related delinquencies, as discussed above.

Policy Acquisition Costs and Other Operating Expenses.    Policy acquisition costs represent the amortization of expenses that relate directly to the acquisition of new business. The amortization of these expenses is related to the recognition of gross profits over the life of the policies and is influenced by such factors as persistency and estimated loss rates. Policy acquisition costs were $62.9 million for 2005, compared to $75.5 million for 2004. This change was mainly the result of a reduction in the acceleration of the amortization of policy acquisition costs for 2005 to $5.1 million compared to an $11.6 million acceleration of the amortization of policy acquisition costs in 2004. The accelerations related to prior years’ books of business that had canceled more quickly than anticipated due to repayments and pay-offs of the underlying mortgages and resulted in a reduction in the base asset that was subject to amortization.

Other operating expenses consist mostly of contract underwriting expenses, overhead and administrative costs, some of which are allocated to our various business segments. Other operating expenses were $152.7 million for 2005, an increase of $11.6 million or 8.2% compared to $141.1 million for 2004. For 2005, other operating expenses included increases in employee costs, depreciation expense, outside services and the write-off of debt issuance costs, partially offset by a decrease in the reserve for contract underwriting remedies. During 2005, we processed requests for remedies on less than 1% of loans underwritten. In 2004, as a result of increased underwriting in the previous two years, which significantly increased our exposure to underwriting errors, an increase in the contract underwriting reserve for remedies was necessary. Provisions for contract underwriting remedies were $8.0 million in 2005 compared to $11.9 million in 2004. Contract underwriting expenses for 2005 and 2004, including the impact of reserves for remedies included in other operating expenses, were $35.7 million and $46.8 million, respectively. During 2005, loans underwritten via contract underwriting accounted for 11.7% of applications, 11.4% of commitments for insurance and 10.1% of insurance certificates issued compared to 20.6%, 19.7% and 17.9%, respectively, in 2004.

Interest Expense.    Interest expense attributable to our mortgage insurance business for 2005 was $24.2 million compared to $20.1 million for 2004. Both periods include interest on our long-term debt that was allocated to the mortgage insurance segment as well as the impact of interest-rate swaps.

Provision for Income Taxes.    The effective tax rate for 2005 was 28.8% compared to 27.7% in 2004. The difference between the effective tax rate and the statutory rate of 35% reflects our significant investment in tax-advantaged securities.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Primary new insurance written during 2004 was $44.8 billion, a 34.5% decrease from $68.4 billion written in 2003. The decrease in primary new insurance written in 2004 was principally due to a smaller overall market, which led to a large decrease in insurance written both through flow business and structured transactions. During 2004, we wrote $8.5 billion in structured mortgage transactions compared to $18.9 billion in 2003. The amount originated in 2003 included a large structured transaction for one customer composed of prime mortgage loans originated throughout the United States. In 2004, we wrote $304 million of pool insurance risk compared to $933 million in 2003. The large transaction in 2003 referred to above also included a portion of risk written as pool insurance coverage.

Our top 10 mortgage insurance customers, measured by primary risk in force were responsible for 42.2% of the direct primary risk in force at December 31, 2004 and for 46.7% of primary new insurance written in 2004. The largest single mortgage insurance customer (including branches and affiliates of such customer), measured by new insurance written, accounted for 9.6% of new insurance written during 2004, compared to 10.4% in 2003.

The highest state concentration of risk at December 31, 2004, was California at 13.0%. At December 31, 2004, California also accounted for 12.4% of our total direct primary insurance in force and 13.8% of our direct primary new insurance written for 2004.

Volume in 2004 was impacted by lower interest rates that affected the entire mortgage insurance industry. The low interest-rate environment caused refinancing activity to remain relatively high, although not as high as in 2003. Refinancing activity, as a percentage of primary new insurance written, was 40% for 2004 compared to 50% for 2003. The persistency rate was 58.8% for the 12 months ended December 31, 2004, compared to 46.7% for the 12 months ended December 31, 2003. This increase in the persistency rate reflects a decline in refinancing activity during 2004.

Direct primary insurance in force was $115.3 billion at December 31, 2004, compared to $119.9 billion at December 31, 2003. Total pool risk in force was $2.4 billion at December 31, 2004, and at December 31, 2003. Other risk in force was $1.2 billion at December 31, 2004, and $1.1 billion at December 31, 2003.

During 2004, non-prime business accounted for $16.4 billion or 36.6% of new primary mortgage insurance written compared to $27.4 billion or 40.1% for 2003. Of the $16.4 billion of non-prime business written in 2004, $10.2 billion or 61.9% was Alt-A. At December 31, 2004, non-prime insurance in force was $35.7 billion or 31.0% of total primary insurance in force, compared to $37.8 billion or 31.5% for 2003. Of the $35.7 billion of non-prime insurance in force at December 31, 2004, $22.1 billion or 61.9% was Alt-A.

Approximately 80.4% of the primary risk in force and approximately 30.4% of the pool risk in force at December 31, 2004, had not yet reached its highest claim frequency years. The combined default rate for both primary and pool insurance, excluding second-lien insurance coverage, was 3.3% at December 31, 2004, compared to 3.2% at December 31, 2003, while the default rate on the primary business alone was 4.8% at December 31, 2004, compared to 4.7% at December 31, 2003.

The total number of loans in default decreased from 50,080 at December 31, 2003, to 48,940 at December 31, 2004. The average loss reserve per default increased from $10,253 at the end of 2003 to $11,435 at December 31, 2004. The loss reserve as a percentage of risk in force was 1.8% at December 31, 2004, compared to 1.6% at December 31, 2003. The number of non-prime loans in default at December 31, 2004, was 21,017, which represented 52% of the total primary loans in default, compared to 19,840 non-prime loans in default at December 31, 2003, which represented 47% of the total primary loans in default. The default rate on the Alt-A business was 6.5% at December 31, 2004, compared to 5.3% at December 31, 2003. The default rate on the A minus and below loans was 12.1% at December 31, 2004, compared to 11.4% at December 31, 2003. The default rate on the prime business was 3.2% and 3.5% at December 31, 2004, and December 31, 2003, respectively. The default rate on non-prime business was 9.0% at December 31, 2004, compared to 8.0% at December 31, 2003, as a result of that business seasoning. The default rate on the prime business was 3.16% at December 31, 2004 compared to 3.53% at December 31, 2003.

Direct claims paid for 2004 were $364.4 million compared to $271.2 million for 2003. The average claim paid has increased in 2004 due mostly to deeper coverage amounts and larger loan balances. In addition, claims paid in 2004 were impacted by the rise in delinquencies in 2002 and 2003 that proceeded to foreclosure. Claims paid on second-lien mortgages increased year-over-year as a result of the increase in the volume of business written in 2003, for which we began paying claims in 2004.

The following table summarizes our mortgage insurance segment’s results of operations for the years ended December 31, 2004 and 2003 (in thousands):

	Year Ended December 31		% Change
	2004	2003	2004 vs. 2003
Net income	$271,882	$279,813	(2.8%)
Net premiums written	866,051	741,840	16.7
Net premiums earned	814,553	759,620	7.2
Net investment income	118,694	107,690	10.2
Net gains on sales of investments	44,380	8,123	n/m
Change in fair value of derivative instruments	11,940	3,275	n/m
Other income	24,247	32,003	(24.2)
Provision for losses	400,936	309,272	29.6
Policy acquisition costs and other operating expenses	216,618	196,146	10.4
Interest expense	20,138	21,467	(6.2)
Provision for income taxes	104,240	104,013	0.2

n/m = not meaningful

Net Income.    Our mortgage insurance segment’s net income for 2004 was $271.9 million, a decrease of $7.9 million or 2.8% from $279.8 million in 2003. This decrease in 2004 compared to 2003, was due to increases in the provision for losses, policy acquisition costs and other operating expenses, as well as a decrease in other income, partially offset by an increase in earned premiums, net investment income, net gains on sales of investments and change in fair value of derivative instruments.

Net Premiums Written and Earned.    Net premiums written for 2004 were $866.1 million, a $124.3 million or 16.7% increase from $741.8 million for the comparable period of 2003. Net premiums earned in 2004 were $814.6 million, a $55.0 million or 7.2% increase from $759.6 million for 2003. The net premiums earned in 2004 reflect an increase in premiums from non-traditional products, such as second-lien mortgages and NIMs. Premiums earned from non-traditional products were $125.7 million in 2004, compared to $89.5 million in 2003. During 2003 and continuing into 2004, we also experienced a change in the mix of new insurance written. The mix includes a higher percentage of non-prime business, which has higher premium rates.

Net Investment Income.    Net investment income attributable to our mortgage insurance business for 2004 was $118.7 million, an increase of $11.0 million or 10.2% compared to $107.7 million for 2003. This increase was the result of continued growth in invested assets, in large part due to positive operating cash flows and the allocation of interest income to our mortgage insurance segment.

Net Gains on Sales of Investments and Change in Fair Value of Derivative Instruments.    Net gains on sales of investments were $44.4 million for 2004 compared to $8.1 million in 2003. This increase principally related to the sales of investments as a result of changes in asset allocation and investment execution strategies. Change in the fair value of derivative instruments was $11.9 million for 2004 compared to $3.3 million for 2003, mainly due to changes in the fair value of embedded options in convertible securities held in the investment portfolio.

Other Income.    Other income, which mainly includes income related to contract underwriting services, was $24.2 million for 2004, compared to $32.0 million in 2003. This resulted from a decrease in contract underwriting services in 2004 compared to 2003, reflecting a decreased demand for contract underwriting services as a result of lower volumes of new insurance written.

Provision for Losses.    The provision for losses was $400.9 million for 2004, an increase of $91.6 million or 29.6% from $309.3 million in 2003. This increase was mainly to support an increase in claims paid and a higher mix of non-prime insured loans in default that have a higher probability of going to claim. The seasoning of this higher mix of non-prime insured loans resulted in an increase in claims coupled with higher delinquency (or default) rates.

Policy Acquisition Costs and Other Operating Expenses.    Policy acquisition costs and other operating expenses were $216.6 million in 2004, an increase of $20.5 million or 10.4% compared to $196.1 million for 2003. Policy acquisition costs were $75.5 million in 2004, an increase of $5.3 million or 7.5% from $70.2 million in 2003. During the third and fourth quarters of 2004, we accelerated $11.6 million of the amortization of policy acquisition costs due to the substantial run-off in prior years’ books of business, which impacted the projected future gross profits. Much of the amortization in 2004 represents costs that were incurred in 2003 or the effects of the acceleration.

Other operating expenses were $141.1 million for 2004, an increase of $15.2 million or 12.1% from $125.9 million for 2003, mainly as a result of increased depreciation on IT projects that were put into service in the latter part of 2003 and during 2004 and costs related to our capital market reinsurance transactions with Smart Home. In 2004, other operating expenses also included an increase in the reserve for contract underwriting remedies. Provisions for contract underwriting remedies were $11.9 million in 2004 compared to $2.9 million in 2003. Contract underwriting expenses for 2004, including the impact of reserves for remedies for 2004 included in other operating expenses, were $46.8 million, compared to $55.7 million in 2003. During 2004, loans written via contract underwriting accounted for 20.6% of applications, 19.7% of commitments, and 17.9% of certificates issued by our mortgage insurance segment, compared to 26.8%, 25.8% and 22.6%, respectively, in 2003. From time to time, we sell, on market terms, loans we have purchased under contract underwriting remedies to our affiliate, C-BASS. During 2004, loans sold to C-BASS had an aggregate principal balance of $4.3 million, compared to $12.5 million during 2003.

Interest Expense.    Interest expense for 2004 was $20.1 million compared to $21.5 million for 2003. This represents the allocation of interest on long-term debt to the mortgage insurance segment and includes the impact of the interest-rate swaps relating to our 5.625% unsecured Senior Notes dues 2013.

Provision for Income Taxes.    The effective tax rate for 2004 was 27.7% compared to 27.1% in 2003. The difference between the effective tax rate and the statutory tax rate of 35% reflects our significant investment in tax-advantaged securities.

The following table provides selected information as of and for the periods indicated for our mortgage insurance segment. Blank spaces in the following tables represent certain information that is not available to us.

	Year Ended December 31
	2005	2004	2003
	($ thousands, unless specified otherwise)
Provision for losses	$359,116	$400,936	$309,272
Reserve for losses	$596,210	$559,632	$513,473
Reserve for losses by category:
Prime	$179,152	$165,936	$153,398
Alt-A	137,430	160,815	148,662
A minus and below	190,312	147,604	136,450
Pool insurance	44,135	43,023	39,771
Seconds	35,876	37,547	35,192
NIMs/other	9,305	4,707	—

Total	$596,210	$559,632	$513,473

Default Statistics
Primary Insurance:
Flow
Prime
Number of insured loans	508,117	553,688	584,270
Number of loans in default	18,045	17,477	20,602
Percentage of total loans in default	3.55%	3.16%	3.53%

	Year Ended December 31
	2005	2004	2003
	($ thousands, unless specified otherwise)
Alt-A
Number of insured loans	67,339	83,264	82,943
Number of loans in default	4,946	6,006	6,214
Percentage of total loans in default	7.34%	7.21%	7.49%

A minus and below
Number of insured loans	54,066	58,635	57,896
Number of loans in default	7,543	6,755	6,761
Percentage of total loans in default	13.95%	11.52%	11.68%

Total Flow
Number of insured loans	629,522	695,587	725,109
Number of loans in default	30,534	30,238	33,577
Percentage of total loans in default	4.85%	4.35%	4.63%
Structured
Prime
Number of insured loans	59,457	56,792	56,508
Number of loans in default	2,640	1,957	1,554
Percentage of total loans in default	4.44%	3.45%	2.75%

Alt-A
Number of insured loans	50,997	44,746	55,628
Number of loans in default	2,564	2,333	1,129
Percentage of total loans in default	5.03%	5.21%	2.03%

A minus and below
Number of insured loans	47,348	46,037	52,158
Number of loans in default	8,472	5,923	5,736
Percentage of total loans in default	17.89%	12.87%	11.00%
Total Structured
Number of insured loans	157,802	147,575	164,294
Number of loans in default	13,676	10,213	8,419
Percentage of total loans in default	8.67%	6.92%	5.12%
Total Primary Insurance
Prime
Number of insured loans	567,574	610,480	640,778
Number of loans in default	20,685	19,434	22,156
Percentage of total loans in default	3.64%	3.18%	3.46%

Alt-A
Number of insured loans	118,336	128,010	138,571
Number of loans in default	7,510	8,339	7,343
Percentage of total loans in default	6.35%	6.51%	5.30%

A minus and below
Number of insured loans	101,414	104,672	110,054
Number of loans in default	16,015	12,678	12,497
Percentage of loans in default	15.79%	12.11%	11.36%
Total Primary
Number of insured loans	787,324	843,162	889,403
Number of loans in default	44,210	40,451	41,996
Percentage of loans in default	5.62%	4.80%	4.72%
Direct claims paid:
Prime	$121,297	$140,822	$120,150
Alt-A	79,371	85,124	56,203
A minus and below	85,980	95,438	71,655
Seconds	33,699	42,969	23,148

Total	$320,347	$364,353	$271,156

	Year Ended December 31
	2005	2004	2003
	($ thousands, unless specified otherwise)
Average claim paid:
Prime	$24.1	$24.1	$24.2
Alt-A	36.5	38.6	40.1
A minus and below	27.0	27.1	26.1
Seconds	22.0	27.0	26.0
Total	$26.9	$27.7	$27.1
States with highest claims paid:
Texas	$33,312	$32,783	$19,870
Georgia	28,548	31,874	26,552
Michigan	26,728	18,480	11,500
North Carolina	22,326	21,127	13,153
Colorado	20,889	18,681	9,949
Percentage of total claims paid:
Texas	10.4%	9.0%	7.3%
Georgia	8.9	8.8	9.8
Michigan	8.3	5.1	4.2
North Carolina	7.0	5.8	4.9
Colorado	6.5	5.1	3.7
Risk in force: ($ millions)
Florida	$2,437	$2,448	$2,264
California	2,408	3,514	3,988
Texas	1,558	1,477	1,443
New York	1,433	1,551	1,630
Georgia	1,226	1,253	1,246
Total risk in force:	$25,729	$27,012	$27,106
Percentage of total risk in force:
Florida	9.5%	9.1%	8.4%
California	9.4	13.0	14.7
Texas	6.1	5.5	5.3
New York	5.7	5.7	6.0
Georgia	4.8	4.6	4.6

	Year Ended December 31
	2005		2004		2003
Primary new insurance written (“NIW”)
($ millions)
Flow	$25,596	60.1%	$36,358	81.1%	$49,488	72.4%
Structured	16,996	39.9	8,462	18.9	18,874	27.6

Total Primary	$42,592	100.0%	$44,820	100.0%	$68,362	100.0%

Flow
Prime	$19,177	74.9%	$24,765	68.1%
Alt-A	4,093	16.0	8,429	23.2
A minus and below	2,326	9.1	3,164	8.7

Total Flow	$25,596	100.0%	$36,358	100.0%	$49,488	100.0%

Structured
Prime	$5,657	33.3%	$3,626	42.9%
Alt-A	7,147	42.0	1,748	20.7
A minus and below	4,192	24.7	3,088	36.4

Total Structured	$16,996	100.0%	$8,462	100.0%	$18,874	100.0%

Total
Prime	$24,834	58.3%	$28,391	63.4%	$40,940	59.9%
Alt-A	11,240	26.4	10,177	22.7	20,026	29.3
A minus and below	6,518	15.3	6,252	13.9	7,396	10.8

Total Primary	$42,592	100.0%	$44,820	100.0%	$68,362	100.0%

Total Primary New Insurance Written by FICO(a)
Score ($ millions)
Flow
<=619	$1,489	5.8%	$2,216	6.1%
620-679	7,680	30.0	11,678	32.1
680-739	9,322	36.4	13,556	37.3
>=740	7,105	27.8	8,908	24.5

Total Flow	$25,596	100.0%	$36,358	100.0%	$49,488	100.0%

Structured
<=619	$4,207	24.8%	$3,087	36.5%
620-679	5,302	31.2	3,094	36.6
680-739	4,833	28.4	1,612	19.0
>=740	2,654	15.6	669	7.9

Total Structured	$16,996	100.0%	$8,462	100.0%	$18,874	100.0%

Total
<=619	$5,696	13.4%	$5,303	11.8%	$6,435	9.4%
620-679	12,982	30.5	14,772	33.0	19,763	28.9
680-739	14,155	33.2	15,168	33.8	24,806	36.3
>=740	9,759	22.9	9,577	21.4	17,358	25.4

Total Primary	$42,592	100.0%	$44,820	100.0%	$68,362	100.0%

	Year Ended December 31
	2005		2004		2003
Percentage of primary new insurance written
Monthlies	90%		93%		88%
Refinances	41%		40%		50%
95.01% LTV (b) and above	10%		11%
ARMS
Less than 5 years	35%		32%		26%
5 years and longer	16%		10%		5%
Primary risk written ($ millions)
Flow	$6,384	68.3%	$9,179	78.9%	$11,965	70.0%
Structured	2,961	31.7	2,455	21.1	5,137	30.0

Total	$9,345	100.0%	$11,634	100.0%	$17,102	100.0%

Primary insurance in force ($ millions)
Flow	$82,700	75.4%	$89,741	77.8%	$91,709	76.5%
Structured	26,984	24.6	25,574	22.2	28,178	23.5

Total Primary	$109,684	100.0%	$115,315	100.0%	$119,887	100.0%

Prime	$74,940	68.3%	$79,628	69.0%	$82,096	68.5%
Alt-A	21,223	19.4	22,092	19.2	23,710	19.8
A minus and below	13,521	12.3	13,595	11.8	14,081	11.7

Total Primary	$109,684	100.0%	$115,315	100.0%	$119,887	100.0%

Primary risk in force ($ millions)
Flow	$20,330	79.0%	$21,991	81.4%	$22,261	82.1%
Structured	5,399	21.0	5,021	18.6	4,845	17.9

Total Primary	$25,729	100.0%	$27,012	100.0%	$27,106	100.0%

Flow
Prime	$15,630	76.9%	$16,317	74.2%	$16,577	74.4%
Alt-A	3,131	15.4	3,972	18.1	4,044	18.2
A minus and below	1,569	7.7	1,702	7.7	1,640	7.4

Total Flow	$20,330	100.0%	$21,991	100.0%	$22,261	100.0%

Structured
Prime	$2,208	40.9%	$2,105	41.9%	$1,872	38.6%
Alt-A	1,358	25.1	1,174	23.4	1,209	25.0
A minus and below	1,833	34.0	1,742	34.7	1,764	36.4

Total Structured	$5,399	100.0%	$5,021	100.0%	$4,845	100.0%

Total
Prime	$17,838	69.3%	$18,422	68.2%	$18,449	68.0%
Alt-A	4,489	17.5	5,146	19.1	5,253	19.4
A minus and below	3,402	13.2	3,444	12.7	3,404	12.6

Total Primary	$25,729	100.0%	$27,012	100.0%	$27,106	100.0%

	Year Ended December 31
	2005		2004		2003
Total Primary Risk in Force by FICO Score ($ millions)
Flow
<=619	$1,321	6.5%	$1,546	7.0%	$1,737	7.8%
620-679	6,352	31.2	7,045	32.0	7,120	32.0
680-739	7,459	36.7	8,109	36.9	8,167	36.7
>=740	5,198	25.6	5,291	24.1	5,237	23.5

Total Flow	$20,330	100.0%	$21,991	100.0%	$22,261	100.0%

Structured
<=619	$1,833	34.0%	$1,750	34.9%	$1,771	36.6%
620-679	1,957	36.2	1,805	35.9	1,653	34.1
680-739	1,111	20.6	992	19.8	930	19.2
>=740	498	9.2	474	9.4	491	10.1

Total Structured	$5,399	100.0%	$5,021	100.0%	$4,845	100.0%

Total
<=619	$3,154	12.3%	$3,296	12.2%	$3,508	12.9%
620-679	8,309	32.3	8,850	32.8	8,773	32.4
680-739	8,570	33.3	9,101	33.7	9,097	33.6
>=740	5,696	22.1	5,765	21.3	5,728	21.1

Total Primary	$25,729	100.0%	$27,012	100.0%	$27,106	100.0%

Percentage of primary risk in force
Monthlies	91%		92%
Refinances	37%		37%
95.01% LTV and above	14%		13%
ARMs
Less than 5 years	23%		23%
5 years and longer	9%		8%

	Year Ended December 31
	2005		2004		2003
Total primary risk in force by LTV ($ millions)
95.01% and above	$3,599	14.0%	$3,429	12.7%	$3,067	11.3%
90.01% to 95.00%	8,616	33.5	9,822	36.4	10,184	37.6
85.01% to 90.00%	9,551	37.1	10,290	38.1	10,024	37.0
85.00% and below	3,963	15.4	3,471	12.8	3,831	14.1

Total Primary	$25,729	100.0%	$27,012	100.0%	$27,106	100.0%

Total primary risk in force by policy year ($ millions)
2001 and prior	$2,669	10.4%	$4,202	15.6%	$7,837	28.9%
2002	1,989	7.7	3,410	12.6	6,198	22.9
2003	5,511	21.4	9,046	33.5	13,071	48.2
2004	7,091	27.6	10,354	38.3	—	—
2005	8,469	32.9	—	—	—	—

Total Primary	$25,729	100.0%	$27,012	100.0%	$27,106	100.0%

	Year Ended December 31
	2005		2004		2003
Alt-A Information
Primary new insurance written by FICO score ($ millions)
<=619	$34	0.3%	$93	0.9%	$101	0.5%
620-659	1,903	16.9	1,854	18.2	3,466	17.3
660-679	1,513	13.5	1,855	18.2	3,147	15.7
680-739	4,990	44.4	4,475	44.0	8,280	41.4
>=740	2,800	24.9	1,900	18.7	5,032	25.1

Total	$11,240	100.0%	$10,177	100.0%	$20,026	100.0%

Primary risk in force by FICO score ($ millions)
<=619	$44	1.0%	$70	1.4%	$102	1.9%
620-659	936	20.9	1,110	21.6	1,331	25.3
660-679	767	17.0	919	17.8	886	16.9
680-739	1,903	42.4	2,157	41.9	2,064	39.3
>=740	839	18.7	890	17.3	870	16.6

Total	$4,489	100.0%	$5,146	100.0%	$5,253	100.0%

Primary risk in force by LTV ($ millions)
95.01% and above	$190	4.2%	$370	7.2%	$467	8.9%
90.01% to 95.00	1,425	31.7	1,816	35.3	1,823	34.7
85.01% to 90.00%	1,938	43.2	2,191	42.6	2,121	40.4
85.00% and below	936	20.9	769	14.9	842	16.0

Total	$4,489	100.0%	$5,146	100.0%	$5,253	100.0%

Primary risk in force by policy year ($ millions)
2001 and prior	$192	4.3%	$372	7.2%	$780	14.8%
2002	328	7.3	653	12.7	1,414	26.9
2003	874	19.5	1,758	34.2	3,059	58.3
2004	1,432	31.9	2,363	45.9	—	—
2005	1,663	37.0	—	—	—	—

Total	$4,489	100.0%	$5,146	100.0%	$5,253	100.0%

	Year Ended December 31
	2005		2004		2003

Pool risk written ($ millions)	$569		$304		$933
Pool risk in force ($ millions)
Prime	$2,098	77.4%	$1,946	81.6%	$1,876	77.7%
Alt-A	272	10.0	263	11.0	393	16.3
A minus and below	341	12.6	175	7.4	146	6.0

Total Pool	$2,711	100.0%	$2,384	100.0%	$2,415	100.0%

Pool insurance
Number of insured loans	651,051		583,568		599,140
Number of loans in default	10,194		6,749		5,738
Percentage of loans in default	1.57%		1.16%		0.96%

Other risk written ($ millions)
Seconds
1st loss	$97		$80
2nd loss	571		74
NIMs	99		100
International
1st loss-Hong Kong primary mortgage insurance	271		—
Reinsurance	9		24
Credit default swaps	7,303		149
Other
Domestic credit default swaps	180		—
Financial guaranty wrap	511		—

Total other risk written	$9,041		$427

	Year Ended December 31
	2005	2004	2003
Other risk in force ($ millions)
Seconds
1st loss	$591	$598	$725
2nd loss	638	75	—
NIMs	261	318	328
International
1st loss-Hong Kong primary mortgage insurance	271	—	—
Reinsurance	29	25	—
Credit default swaps	7,469	189	—
Other
Domestic credit default swaps	180	—	—
Financial guaranty wrap	270	—	—

Total other risk in force	$9,709	$1,205	$1,053

Net premiums written ($ thousands)
Primary and Pool Insurance	$746,483	$751,604	$654,660
Seconds	61,803	62,480	47,688
NIMs	40,318	48,421	39,334
International	25,612	3,546	158
Domestic credit default swaps	3,132	—	—
Financial guaranty wrap	284	—	—

Net premiums written	$877,632	$866,051	$741,840

	Year Ended December 31
	2005	2004	2003
Net premiums earned ($ thousands)
Primary and Pool Insurance	$710,361	$688,875	$670,098
Seconds	52,220	64,777	40,970
NIMs	39,877	59,555	48,394
International	3,338	1,346	158
Domestic credit default swaps	817	—	—
Financial guaranty wrap	284	—	—

Net premiums earned	$806,897	$814,553	$759,620

Captives
Premiums ceded to captives ($ millions)	$92.9	$87.3	$73.6
% of total premiums	11.5%	11.3%	10.0%
NIW subject to captives ($ millions)	$12,221	$17,777	$21,939
% of primary NIW	28.7%	39.7%	32.1%
IIF (c) subject to captives	38.6%	33.2%	29.2%
RIF (d) subject to captives	35.6%	34.9%	31.3%

(a)	FICO credit scoring model.
(b)	Loan-to-value ratios. The ratio of the original loan amount to the value of the property.
(c)	Insurance in force.
(d)	Risk in force.

Results of Operations – Financial Guaranty

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

The following table summarizes the results of operations for our financial guaranty business for the years ended December 31, 2005 and 2004 (in thousands):

	Year Ended December 31		% Change
	2005	2004	2005 vs. 2004
Net income	$118,054	$134,232	(12.0%)
Net premiums written	223,055	216,436	3.1
Net premiums earned	211,773	214,931	(1.5)
Net investment income	89,977	85,557	5.2
Net gains on sales of investments	10,737	3,995	n/m
Change in fair value of derivative instruments	5,245	34,989	(85.0)
Other income	939	2,050	(54.2)
Provision for losses	31,517	55,898	(43.6)
Policy acquisition costs and other operating expenses	117,977	98,670	19.6
Interest expense	15,105	12,022	25.6
Equity in net income of affiliates	(361)	1,422	n/m
Provision for income taxes	35,657	42,122	(15.3)

n/m = not meaningful

Net Income.    Our financial guaranty segment’s net income for 2005 was $118.1 million, a $16.1 million or 12.0% decrease from $134.2 million for 2004. Net income for 2005 reflects a negative $40.1 million mark-to-market adjustment included in change in fair value of derivative instruments related to one high-yield synthetic obligation, as discussed below, although the net change in fair value of derivative instruments was a positive $5.2 million for the year, as well as an increase in policy acquisition costs and other operating expenses of $19.3 million. This was offset by an improvement in the provision for losses of $24.4 million. Net income for 2005 also includes a $4.1 million immediate after-tax reduction as a result of the first quarter 2005 recapture of business by one of our primary insurer customers. Net income for 2004 reflects a $10.3 million immediate after-tax reduction as a result of the first quarter 2004 recapture of business by another of our primary insurer customers.

Net Premiums Written and Earned.    Net premiums written and earned for 2005 were $223.1 million and $211.8 million, respectively, compared to $216.4 million and $214.9 million, respectively, for 2004. Included in net premiums written and earned for 2005 and 2004 is the impact of business recaptured by one primary insurer in 2005 and another in 2004. Net premiums written and earned in 2005 were negatively impacted by these recaptures as well as by a reduction in trade credit reinsurance, which offset increases in our direct business. Also, included in net premiums written and earned for 2005 were $50.5 million and $59.1 million, respectively, of other credit enhancement fees on derivative financial guaranty contracts, compared to $66.1 million and $50.3 million, respectively, for 2004.

The financial guaranty segment derives a substantial portion of its premiums written from a small number of direct primary insurers. In 2005, one primary insurer accounted for $43.3 million or 19.3% of the financial guaranty segment’s gross written premiums. Excluding the recapture impact in 2005, two primary insurers accounted for $74.9 million or 26.8% of the financial guaranty segment’s gross written premiums. In 2004, two primary insurers accounted for $82.1 million or 37.2% of the financial guaranty segment’s gross written premiums. Excluding the recapture in 2004, two primary insurers accounted for 25.9% of the financial guaranty segment’s gross written premiums. No other primary insurer accounted for more than 10% of the financial guaranty segment’s gross written premiums in either 2005 or 2004.

Our financial guaranty segment will continue to face several challenges in its direct business lines in 2006 and beyond, including competition from other financial guaranty companies and competition from other products such as credit derivatives. In addition, continued compression in credit spreads between insured and uninsured executions may limit our ability to write profitable new business. Notwithstanding these challenges, in 2005 our public finance direct insured par increased by 62.9% compared to 2004 and our average premium rate on this business remained steady at 152 basis points in 2005 as compared to 153 basis points in 2004. The 2005 direct insured par and average premium rate includes $306 million of international public finance par insured in the U.K. The growth in our domestic public finance business was assisted by a 13.2% increase in new domestic municipal bond issuance, reaching $407.7 billion in 2005 compared to $360.2 billion in 2004. This growth in 2005 issuance served to mitigate the impact of the challenges faced by our financial guaranty segment in 2005.

Net Investment Income.    Net investment income attributable to our financial guaranty business was $89.9 million for 2005, compared to $85.6 million for 2004. This increase was a result of continued growth in invested assets and improved investment yields over 2004.

Net Gains on Sales of Investments and Change in Fair Value of Derivative Instruments.    Net gains on sales of investments were $10.7 million for 2005, compared to $4.0 million for 2004. This increase is mostly related to sales of convertible bonds that were in a gain position. Included in 2005, is a $3.2 million loss on the write-down of our interest in SBF Participacoes Ltda. Change in the fair value of derivative instruments was a gain of $5.2 million for 2005 compared to a gain of $35.0 million for 2004. This decrease is principally related to our application in the fourth quarter of 2005 of a refined model for valuing corporate collateralized debt obligations. In the fourth quarter of 2005, we refined our mark-to-market model to reflect actual credit spreads by individual name, when available, as compared to our previous version of the model, which used average spreads for similarly rated names. While application of the new model resulted in minimal changes for most of our derivative transactions, one high-yield synthetic obligation showed a large difference due to greater spread volatility in the high-yield corporate names included in this transaction. At December 31, 2005, our refined model indicated that we had incurred a $50.8 million loss on this transaction, which was included on our list of intensified surveillance credits at December 31, 2005. On March 2, 2006, Radian Asset Assurance and its counterparty to this transaction agreed to terminate this transaction and to amend the one other derivative financial guaranty contract that we have insured with this same counterparty. See “Provision for Losses” below. The change in fair value of derivatives for 2005 and 2004 also reflects a general tightening of spreads on credit derivatives. The amount reported in 2004 included a $0.8 million loss related to the recapture in the first quarter of 2004. During 2005, the financial guaranty segment received $7.6 million in recoveries of previous default payments on derivative financial guaranty contracts. During 2004, the financial guaranty segment received $4.0 million of recoveries of previous default payments, paid $18.6 million for default payments and received $2.9 million of early termination receipts.

Provision for Losses.    The provision for losses was $31.5 million for 2005, compared to $55.9 million for 2004. This decrease was due to favorable loss development in the financial guaranty insurance business, including a reduction in trade credit reinsurance reserves from prior years and a lower volume of trade credit reinsurance business written in 2005, which generally has a higher loss ratio. The provision for losses in 2005 represented 14.9% of net premiums earned for 2005 (including the impact of the recapture that occurred in the first quarter of 2005), compared to 26.0% for 2004 (including the impact of the recapture that occurred in the first quarter of 2004). The provision for losses was 14.6% and 23.3% of net premiums earned for 2005 and 2004, respectively, excluding the impact of the respective recaptures. Our financial guaranty business paid $29.6 million in insurance claims for 2005 and $30.7 million in claims for 2004 related to a single manufactured housing transaction with Conseco Finance Corp., a transaction for which we have established reserves equal to the entire exposure.

We closely monitor our financial guaranty obligations and we use an internal classification process to identify and track troubled credits. We classify credits as “intensified surveillance credits” when we determine that continued performance is questionable and, in the absence of a positive change, may result in a claim. At December 31, 2005 and 2004, the financial guaranty segment had the following exposure on credits classified as intensified surveillance credits:

	December 31 2005		December 31 2004
	# of credits	Par Outstanding	# of credits	Par Outstanding
	($ in millions)
Less than $25	21	$117	28	$85
$25-$100	5	290	6	337
Greater than $100	1	248	—	—

Total	27	$655	34	$422

We establish loss reserves on our non-derivative financial guaranty contracts as discussed in “Critical Accounting Policies—Reserve for Losses” in this Item 7 and Note 2 to our Consolidated Financial Statements. We had allocated non-specific reserves of $27.8 million on three intensified surveillance credits (representing an aggregate par amount of $51.0 million) at December 31, 2005, and $9.8 million on one intensified surveillance credit at December 31, 2004. We expect that we will suffer losses with respect to these insured obligations equal to the amount reserved of $27.8 million. We have not allocated any non-specific reserves for any of the remaining non-derivative credits classified as intensified surveillance credits at December 31, 2005.

Two of the six intensified surveillance credits with $25 million or greater in exposure identified at December 31, 2005, and one of the six intensified surveillance credits with $25 million or greater in exposure identified at December 31, 2004, were derivative financial guaranty contracts. In accordance with GAAP, we do not establish loss reserves on our derivative financial guaranty contracts. Instead, gains and losses on derivative financial guaranty contracts are derived from internally generated models that take into account both credit and market spreads and are recorded through our consolidated statements of income. See “Critical Accounting Policies—Derivative Instruments and Hedging Activity” for a discussion of how we account for derivatives under SFAS No. 133.

As previously disclosed, at December 31, 2005, our model indicated that a $50.8 million loss should be recognized on one derivative financial guaranty contract included on the list of intensified surveillance credits. This credit, a synthetic collateralized debt obligation insured on a direct basis, represented $247.5 million in exposure or approximately 38% of our total exposure to intensified surveillance credits at December 31, 2005. No other intensified surveillance credit represented more than 15% of our total exposure to intensified surveillance credits at December 31, 2005.

While we had not been required to pay a claim with respect to this credit, given the deterioration in the credit quality of the portfolio of high-yield debt obligations underlying this transaction (since its inception in August 2001, $155.3 million, or approximately 36.3% of the subordination underlying this credit, had eroded), the significant amount of time before the expiration of this risk in 2013 and our large notional exposure to this credit, we recently engaged our counterparty in negotiations aimed at limiting our exposure arising from this credit. On March 2, 2006, we decided to eliminate the uncertainty around this transaction by paying to our counterparty $68.0 million in consideration for its terminating this transaction and amending the one other derivative financial guaranty contract insured with this same counterparty. This amendment imposes certain structural changes that we believe will improve the overall risk profile of the remaining insured contract. This contract, representing $132.5 million in exposure, is not included on our intensified surveillance list and has been performing within an acceptable range of our expectations. On February 15, 2006, S&P confirmed the “AAA” rating on our exposure on the remaining insured contract.

A liability of $50.8 million was included on our balance sheet at December 31, 2005 as a result of the negative mark generated by our mark-to-market model for the terminated credit. As a result of the settlement, an additional loss of approximately $17.2 million (pre-tax) will be reflected in the change in fair value of derivative instruments in our consolidated statements of income for the first quarter of 2006. Earned premiums on this transaction from its inception and through its termination were approximately $14.3 million.

At December 31, 2005, our model indicated that we had incurred a $0.3 million loss on the one other derivative financial guaranty contract with $25 million or greater in exposure classified as an intensified surveillance credit. This credit, which represents $60.0 million in exposure, expires in November 2006.

Policy Acquisition Costs and Other Operating Expenses.    Policy acquisition costs and other operating expenses were $118.0 million for 2005, compared to $98.7 million for 2004. Included in policy acquisition costs and other operating expenses for 2005 were $10.9 million of origination costs related to derivative financial guaranty contracts, compared to $8.7 million for 2004. The expense ratio of 55.7% for 2005 (including the impact of the 2005 recapture) was up from 45.9% for 2004 (including the impact of the 2004 recapture) due to the $9.8 million reduction of policy acquisition costs in 2004 related to the 2004 recapture and a $1.7 million increase in policy acquisition costs in 2005 related to the 2005 recapture, along with slightly higher expenses in 2005 due to higher technology and severance costs and the write-off of software that we are no longer using. This was partially offset by the release of liabilities related to the disposition of Van-Am Insurance Company, Inc., an insurance subsidiary of Radian Asset Assurance that is engaged on a run-off basis in reclamation bonds for the coal mining industry and surety bonds covering closure and post-closure obligations of landfill operations. The expense ratio was 53.8% for 2005 and 45.2% for 2004, excluding the impact of the respective recaptures in each year.

Interest Expense.    Interest expense was $15.1 million for 2005, compared to $12.0 million for 2004. Both periods include interest on our long-term debt that was allocated to the financial guaranty segment.

Equity in Net Income of Affiliates.    Equity in net income of affiliates was a loss of $0.4 million for 2005, mainly reflecting our equity in the net loss of SBF Participacoes Ltda., which was written off in 2005. Equity in net income of affiliates for 2004 was $1.4 million, which was related to Primus.

Provision for Income Taxes.    The effective tax rate was 23.2% for 2005, compared to 23.9% for 2004. The low tax rate for both periods reflects a higher percentage of pre-tax income derived from investment income, much of which was derived from investments in tax-advantaged securities.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

The following table summarizes the results of operations for our financial guaranty business for the years ended December 31, 2004 and 2003 (in thousands):

	Year Ended December 31		% Change
	2004	2003	2004 vs. 2003
Net income	$134,232	$63,592	111.0%
Net premiums written	216,436	368,637	(41.3)
Net premiums earned	214,931	248,563	(13.5)
Net investment income	85,557	78,437	9.1
Net gains on sales of investments	3,995	11,548	(65.4)
Change in fair value of derivative instruments	34,989	774	n/m
Other income	2,050	3,639	(43.7)
Provision for losses	55,898	166,782	(66.5)
Policy acquisition costs and other operating expenses	98,670	96,391	2.4
Interest expense	12,022	12,913	(6.9)
Equity in net income of affiliates	1,422	9,969	(85.7)
Provision for income taxes	42,122	13,252	n/m

n/m = not meaningful

Net Income.    Our financial guaranty segment’s net income for 2004 was $134.2 million, a $70.6 million or 111.0% increase from $63.6 million for 2003. The net income reported for 2004 reflects a $10.3 million immediate after-tax reduction as a result of the first quarter 2004 recapture of business by one of our primary insurer customers. The net income for 2003 reflects a pre-tax charge of $111.0 million for future claims from a single manufactured housing transaction originated and serviced by Conseco Finance Corp.

Net Premiums Written and Earned.    Net premiums written and earned for 2004 were $216.4 million and $214.9 million, respectively, compared to $368.6 million and $248.6 million, respectively, for 2003. Net premiums written and earned for 2004 reflect a reduction of $96.4 million and $24.9 million, respectively, related to the recapture in the first quarter of 2004. Included in net premiums written and earned for 2004 were $66.1 million and $50.3 million, respectively, of credit enhancement fees on derivative financial guaranty contracts, compared to $54.1 million and $42.0 million, respectively, in 2003.

The financial guaranty segment derives a substantial portion of its premiums written from a small number of direct primary insurers. In 2004, two primary insurers accounted for $82.1 million or 37.2% of the financial guaranty segment’s gross written premiums. In 2003, three primary insurers accounted for $109.6 million or 28.8% of the financial guaranty segment’s gross written premiums. No other primary insurer accounted for more than 10% of the financial guaranty segment’s gross written premiums in either 2004 or 2003.

Net Investment Income.    Net investment income attributable to our financial guaranty segment was $85.6 million for 2004 compared to $78.4 million for 2003. This increase was a result of continued growth in invested assets in large part due to positive operating cash flows and a $65.0 million capital contribution in January 2004.

Net Gains on Sales of Investments and Change in Fair Value of Derivative Instruments.    Net gains on sales of investments were $4.0 million for 2004, compared to $11.5 million for 2003. Changes in the fair value of derivative instruments increased to $34.9 million for 2004 compared to $0.8 million in 2003. These changes related to mark-to-market gains and losses on derivative instruments that resulted from tighter credit spreads in 2004. The amount reported in 2004 included a $0.8 million loss related to the first quarter of 2004 recapture. During 2004, we received $4.0 million of recoveries of previous defaults, paid $18.6 million for default payments and received $2.9 million of early termination receipts. We received $11.5 million of recoveries of previous defaults in 2003, and paid $14.0 million for default payments.

Provision for Losses.    The provision for losses was $55.9 million for 2004 compared to $166.8 million for 2003. The provision for losses in 2003 included $111.0 million related to Conseco Finance Corp. The provision for losses represented 26.0% of net premiums earned (including the impact of the recapture of business previously ceded to us by one primary insurer customer in 2004) for 2004, compared to 67.1% for 2003. The provision for losses was 23.3% of net premiums earned for 2004, excluding the impact of the recapture. We paid $30.7 million in claims in 2004 related to the Conseco transaction.

Policy Acquisition Costs and Other Operating Expenses.    Policy acquisition costs and other operating expenses were $98.7 million for 2004 compared to $96.4 million for 2003. The amount reported in 2004 reflects a $9.8 million reduction in acquisition costs resulting from the 2004 recapture. The expense ratio of 45.9% (including the impact of the recapture) for 2004 was up from 38.8% for 2003, due to higher expenses, mostly in personnel costs and outside service costs, to support the current and expected increase in the volume of business and to gain deeper expertise in the risk management area. The expense ratio was 45.2% for 2004, excluding the impact of the recapture. Included in policy acquisition costs for 2004 were $8.7 million of origination costs related to derivative financial guaranty contracts, compared to $6.6 million for 2003.

Interest Expense.    Interest expense was $12.0 million and $12.9 million for the years ended December 31, 2004 and 2003, respectively. The amount reported in 2003 included interest on $75.0 million of EFSG’s short-term debt that matured during the first quarter of 2003. The amounts reported in 2003 and 2004 include interest on our outstanding indebtedness allocated to our financial guaranty segment.

Equity in Net Income of Affiliates.    Equity in net income of affiliates attributable to our financial guaranty segment was $1.4 million for 2004, compared to $10.0 million in 2003. The decrease is mainly related to our investment in Primus.

Provision for Income Taxes.    The effective tax rate was 23.9% for 2004, compared to 17.2% for 2003. The low effective tax rate for 2004 reflects the lower level of pre-tax income resulting mainly from the recapture, which caused a higher percentage of pre-tax income to come from investment income, much of which is derived from investments in tax-advantaged securities. The lower effective tax rate for 2003 reflects a higher proportion of tax-exempt income to total income resulting from the overall decline in 2003 earnings as a result of the charge for Conseco Finance Corp.

The gross par originated by our financial guaranty segment in 2005, 2004 and 2003 is as follows:

Type	2005	2004	2003
	(In millions)
Public finance:
General obligation and other tax-supported	$4,605	$3,841	$3,026
Water/sewer/electric/gas and investor-owned utilities	1,376	838	1,473
Healthcare and long-term care	2,148	1,400	1,521
Airports/transportation	908	384	1,374
Education	569	561	748
Housing	130	105	99
Other municipal	96	168	543

Total public finance	9,832	7,297	8,784

Structured finance:
Collateralized debt obligations	11,152	4,630	4,986
Asset-backed obligations	2,534	2,010	5,507
Other structured	1,197	379	395

Total structured finance	14,883	7,019	10,888

Total	$24,715	$14,316	$19,672

The following table shows the breakdown of net premiums written and earned by our financial guaranty segment’s various product lines for 2005, 2004 and 2003:

	Year Ended December 31
	2005	2004	2003
	(In thousands)
Net premiums written:
Public finance direct	$73,117	$52,279	$85,178
Public finance reinsurance	77,797	74,777	81,877
Structured finance direct	71,211	94,423	88,053
Structured finance reinsurance	20,649	32,112	48,702
Trade credit reinsurance	35,023	59,262	64,827

	277,797	312,853	368,637
Impact of recapture (1)	(54,742)	(96,417)	—

Total net premiums written	$223,055	$216,436	$368,637

Net premiums earned:
Public finance direct	$32,533	$26,643	$18,277
Public finance reinsurance	34,413	41,651	51,118
Structured finance direct	79,617	78,292	73,720
Structured finance reinsurance	20,440	33,001	48,497
Trade credit reinsurance	49,309	60,236	56,951

	216,312	239,823	248,563
Impact of recapture (1)	(4,539)	(24,892)	—

Total net premiums earned	$211,773	$214,931	$248,563

(1)	Amounts recorded related to the immediate impact of the recapture of previously ceded business by one of the primary insurer customers of our financial guaranty reinsurance business in the first quarter of 2005 and by another customer in the first quarter of 2004.

Included in net premiums written for 2005, 2004 and 2003 were other credit enhancement fees of $50.5 million, $66.1 million and $54.1 million, respectively, associated with derivative financial guaranty contracts. Included in net premiums earned for 2005, 2004 and 2003 were refundings of $12.8 million, $5.1 million and $7.9 million, respectively. Also included in net premiums earned for 2005, 2004 and 2003 were other credit enhancement fees of $59.1 million, $50.3 million and $42.0 million, respectively, associated with financial guaranty contracts treated as derivatives.

The following schedule depicts the expected amortization of the unearned premiums for the existing financial guaranty portfolio, assuming no advance refundings, as of December 31, 2005. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay financial guaranty obligations. Unearned premium amounts are net of prepaid reinsurance. Future installments exclude $50.9 million related to a derivative financial guaranty contact that was included on our list of intensified surveillance credits at December 31, 2005, and which was terminated on March 2, 2006. See “Results of Operations—Financial Guaranty—Year Ended December 31, 2005 Compared to Year Ended December 31, 2004—Provision for Losses” above.

	Ending Net Unearned Premiums	Unearned Premium Amortization	Future Installments	Total Premium Earnings
	(In millions)
2006	$534.4	$100.5	$61.8	$162.3
2007	472.6	61.8	60.5	122.3
2008	420.0	52.6	43.2	95.8
2009	377.9	42.1	35.8	77.9
2010	342.3	35.6	22.0	57.6

2006 – 2010	342.3	292.6	223.3	515.9
2011 – 2015	196.9	145.4	48.8	194.2
2016 – 2020	97.5	99.4	17.5	116.9
2021 – 2025	37.3	60.2	11.9	72.1
After 2025	0.0	37.3	15.6	52.9

Total		$634.9	$317.1	$952.0

The following table shows the breakdown of claims paid and incurred losses for each period:

	Year Ended December 31
	2005	2004	2003
	(In thousands)
Claims Paid:
Trade credit reinsurance	$23,401	$24,085	$20,663
Other financial guaranty	11,708	27,237	9,228
Conseco Finance Corp.	29,574	30,657	—

	64,683	81,979	29,891
Impact of recapture (2)	—	11,488	—

Total	$64,683	$93,467	$29,891

Incurred Losses:
Trade credit reinsurance	$16,019	$28,586	$35,671
Other financial guaranty	15,498	27,312	20,111
Conseco Finance Corp.	—	—	111,000

Total	$31,517	$55,898	$166,782

(2)	Comprised of claims payments related to the 2004 recapture of previously ceded business by one of the primary insurer customers of our financial guaranty reinsurance business.

The following table shows the breakdown of the reserve for losses and loss adjustment expenses for our financial guaranty segment at the end of each period indicated:

	December 31
	2005	2004	2003
	(In thousands)
Financial Guaranty:
Case reserves	$58,013	$98,359	$44,729
Allocated non-specific	27,750	9,750	117,000
Unallocated non-specific	54,878	56,748	46,697
Trade Credit Reinsurance and Other:
Case reserves	22,068	34,126	43,400
Incurred But Not Reported (“IBNR”)	42,083	42,397	25,081

Total	$204,792	$241,380	$276,907

The increase in the allocated non-specific reserve during December 31, 2005 relates to one public finance credit and one structured finance credit with an aggregate total par outstanding of $41.2 million. The allocated non-specific reserve at December 31, 2005, relates to three credits with a total par outstanding of $51.0 million.

Financial Services – Results of Operations

The financial services segment includes the credit-based businesses conducted through our affiliates, C-BASS and Sherman. We own a 46% interest in C-BASS and 34.58% interest in Sherman. C-BASS is a mortgage investment and servicing firm specializing in credit-sensitive, single-family residential mortgage assets and residential mortgage-backed securities. By using sophisticated analytics, C-BASS essentially seeks to take advantage of what it believes to be the mispricing of credit risk for certain of these assets in the marketplace. Sherman is a consumer asset and servicing firm specializing in charged-off and bankruptcy plan consumer assets and charged-off high loan-to-value mortgage receivables that it purchases at deep discounts from national financial institutions and major retail corporations and subsequently collects upon these receivables. In March 2005, Sherman acquired CreditOne, a credit card bank that provides Sherman with the ability to originate subprime credit card receivables. The financial services segment also previously included the operations of RadianExpress. In December 2003, we announced that we would cease operations at RadianExpress. RadianExpress completed the final processing of all remaining transactions in the first quarter of 2005 and was dissolved in the last quarter of 2005.

Net income attributable to the financial services segment for 2005 was $136.2 million compared to $112.5 million for 2004. Equity in net income of affiliates was $218.1 million (pre-tax) for 2005, an increase of $39.0 million or 21.8% compared to $179.1 million (pre-tax) for 2004. C-BASS accounted for $107.8 million (pre-tax) of the total equity in net income of affiliates for 2005, compared to $95.9 million (pre-tax) for 2004. This reflects the growth in C-BASS’ servicing income from the significant growth in the size of their serviced portfolio. C-BASS’ results could vary significantly from period to period because a portion of C-BASS’ income is dependent on its ability to sell mortgage-backed securities in the capital markets. These mortgage capital markets can be volatile, subject to changes in interest rates, credit spreads and liquidity. In addition, C-BASS owns mortgage-backed securities which can be called for redemption, often in low interest-rate environments, such as have existed recently, which can lead to volatility in its quarterly results, as can C-BASS’ requirement to mark many of its balance sheet components to market. Equity in net income of affiliates included $110.3 million (pre-tax) for Sherman in 2005, compared to $83.3 million (pre-tax) in 2004. This amount reflects growth in and strong collections on Sherman’s portfolio over the past several years and gains from the sale of certain portfolios of charged-off consumer assets and mortgage receivables in 2005.

RadianExpress recorded negligible income and expenses for 2005 due to its operating on a run-off basis until its shutdown March 31, 2005, compared to revenues of $2.0 million and expenses of $3.2 million in 2004. RadianExpress had revenues of $19.8 million and expenses of $38.7 million in 2003. Included in operating expenses for 2003 was a $13.0 million charge for the cessation of business at RadianExpress, as well as a $2.3 million provision for uncollectible accounts.

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

Other

We are seeking to sell or otherwise dispose of the remaining assets and operations of Singer Asset Finance Company L.L.C. (“Singer”), a wholly-owned subsidiary of EFSG. Singer had been engaged in the purchase, servicing, and securitization of assets, including state lottery awards and structured settlement payments, and currently is operating on a run-off basis. Singer’s run-off operations consist of servicing and/or disposing of Singer’s previously originated assets and servicing its non-consolidated special-purpose vehicles. The results of this subsidiary are not material to our financial results. At December 31, 2005, we had approximately $349 million and $328 million of non-consolidated assets and liabilities, respectively, associated with Singer special-purpose vehicles. Our investment in these special-purpose vehicles was $21.0 million at December 31, 2005.

Radian Asset Assurance has assumed the liabilities of another of our insurance subsidiaries, Van-American Insurance Company, Inc., which had been engaged on a run-off basis in reclamation bonds for the coal mining industry and surety bonds covering closure and post-closure obligations of landfill operations. This business is not material to our financial results and has been dissolved as of December 31, 2005, with any remaining policies transferred to Radian Asset Assurance.

Contractual Obligations and Commitments

We have various contractual obligations that are recorded as liabilities in our Consolidated Financial Statements. Other items, including payments under operating lease agreements, are not recorded on our consolidated balance sheets as liabilities but represent a contractual commitment to pay.

The following table summarizes our contractual obligations and commitments as of December 31, 2005, and the future periods in which such obligations are expected to be settled in cash. Although the majority of our loss reserves do not represent contractual obligations and commitments under the Securities and Exchange Commission (“SEC”) definition, they are included in the table because they represent management’s estimate of the claims that we will be required to pay on our mortgage insurance and financial guaranty contracts. The table also reflects the timing of principal and interest payments on outstanding debt. Additional details regarding these obligations are provided in the Notes to our Consolidated Financial Statements as referenced in the table:

	Payments Due by Period
	Total	Less than 1 Year	1-3 years	4-5 years	More than 5 years
	(In thousands)
Long-term debt (Note 7)	$1,080,292	$46,875	$93,750	$93,750	$845,917
Capital lease obligations	—	—	—	—	—
Operating lease commitments (Note 13)	113,227	12,631	22,138	21,477	56,981
Purchase obligations	—	—	—	—	—
Reserve for losses and loss adjustment expenses (Notes 2 and 6) (1)	718,374	142,310	557,464	7,400	11,200

Total	$1,911,893	$201,816	$673,352	$122,627	$914,098

(1)	Our reserve for losses and loss adjustment expenses reflects the application of accounting policies described in “Critical Accounting Policies—Reserve for Losses.” As of December 31, 2005, we have financial guaranty non-specific reserves of $82.6 million that are not included in the table. The payments due by period are management’s estimates and assume that all of the loss reserves included in the table will result in claim payments.

We also have obligations with respect to our pension, postretirement and other benefit plans. See Note 12 to the Consolidated Financial Statements.

We have a $400 million unsecured credit facility, comprised of a $100 million 364-day facility that expires on December 21, 2006, and a $300 million five-year facility that expires on December 16, 2009. This facility bears interest on any amounts drawn at a rate dependent on our credit rating at the time of such borrowing and will be calculated according to, at the our option, a base rate or a Eurocurrency rate, plus an applicable margin and utilization fee. If necessary, this facility will be used for working capital and general corporate purposes. There have been no drawdowns on this facility as of December 31, 2005.

We also have certain contractual arrangements that would require us to make payments or provide funding if certain circumstances occur (“contingent commitments”). We do not currently expect that these contingent commitments will result in any amounts being paid by us.

We also utilize letters of credit to back assumed reinsurance contracts, medical insurance policies and an excise tax-exemption certificate used for ceded premiums from our domestic operations to our international operations. These letters of credit are with various financial institutions, have terms of one-year and will automatically renew unless we specify otherwise. The letters of credit outstanding at December 31, 2005 and 2004 were $17.1 million and $9.3 million, respectively.

New securities regulations have come into effect that impose enhanced disclosure requirements on issuers of asset-backed (including mortgaged-backed) securities, including most customers in our structured business. To allow these customers to comply with the new regulations, we may be required in any given transaction, depending on the amount of credit enhancement that we are providing, to provide audited financial statements for the insurance subsidiary participating in the transaction. We are in the process of producing financial statements (and having them audited) for each of our primary insurance subsidiaries. We anticipate that these financial statements will be available in the first half of 2006. Until they are available, we will provide full and unconditional holding-company level guaranties for our insurance subsidiaries’ obligations in such transactions, principally on our mortgage insurance business for which financial statements prepared in accordance with GAAP have never previously been available. To date, we have guarantied two structured transactions for Radian Guaranty involving approximately $715 million of credit exposure.

Off-Balance-Sheet Arrangements

We guarantee payments of up to $25.0 million of a revolving credit facility issued to Sherman. On December 22, 2005 the facility was extended until December 21, 2006. There have been no drawdowns on this facility.

Investments

We are required to group assets in our investment portfolio into three categories: held to maturity, available for sale or trading securities. Fixed-maturity securities for which we have the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. Investments classified as available for sale are reported at fair value, with unrealized gains and losses (net of tax) reported as a separate component of stockholders’ equity under accumulated other comprehensive income. Investments classified as trading securities are reported at fair value, with unrealized gains and losses (net of tax) reported as a separate component of income. For securities classified as either available for sale or held to maturity, we conduct a quarterly evaluation of declines in market value of the investment portfolio asset basis to determine whether the decline is other-than-temporary. This evaluation includes a review of (i) the length of time and extent to which fair value is below amortized cost; (ii) issuer financial condition; and (iii) our intent and ability to retain our investment over a period of time to allow recovery in fair value. We use a 20% decline in price over four continuous quarters as a guide in identifying those securities that should be evaluated for impairment. For securities that have experienced rapid price declines or unrealized losses of less than 20% over periods in excess of four consecutive quarters, classification as other-than-temporary is considered. Factors influencing this consideration include an analysis of the security issuer’s financial performance, financial condition and general economic conditions. If the decline in fair value is judged to be other-than-temporary, the cost basis of the individual security is written down to fair value through earnings as a realized loss and fair value becomes the new basis. At December 31, 2005 and 2004, there were no investments held in the portfolio that met these criteria. Realized gains and losses are determined on a specific identification method and are included in income. Other invested assets consist of residential mortgage-backed securities and forward foreign currency contracts and are carried at fair value.

In March 2004, the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) reached a consensus regarding EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The consensus provides guidance for recognizing other-than-temporary impairments on several types of investments, including debt securities classified as held to maturity and available for sale under SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” The disclosure provisions of EITF Issue No. 03-1 continue to be effective for our financial statements for the year ended December 31, 2005.

On November 3, 2005, the FASB issued FASB Staff Position (“FSP”) Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary and how to measure an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. This FSP nullifies certain requirements of EITF Issue 03-1 and supersedes EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment Upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” The guidance in this FSP also amends FASB No. 115. This FSP is effective for reporting periods beginning after December 15, 2005. The impact from the adoption of this guidance is not expected to be material.

The following table shows the gross unrealized losses and fair value of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005.

	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government securities	$40,321	$310	$2,992	$65	$43,313	$375
U.S. government-sponsored enterprises	29,539	458	3,586	187	33,125	645
State and municipal obligations	518,721	5,172	21,403	520	540,124	5,692
Corporate bonds and notes	34,637	668	6,314	157	40,951	825
Asset-backed securities	148,185	2,588	69,563	3,033	217,748	5,621
Private placements	15,333	575	4,007	171	19,340	746
Foreign governments	38,897	339	—	—	38,897	339
Redeemable preferred stock	66,571	5,180	—	—	66,571	5,180
Convertible securities	120,595	4,337	—	—	120,595	4,337
Equity securities	22,326	4,248	—	—	22,326	4,248

Total	$1,035,125	$23,875	$107,865	$4,133	$1,142,990	$28,008

U.S. government securities

The unrealized losses of 12 months or greater duration as of December 31, 2005 on our investments in U.S. Treasury obligations were caused by interest rate increases. During 2005, the Federal Reserve (the “Fed”) raised the federal funds rates eight times for a total of 200 basis points. A majority of the securities remained at an unrealized loss position due to the rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2005.

U.S. government-sponsored enterprises

The unrealized losses of 12 months or greater duration as of December 31, 2005 on our investment in U.S. agency mortgage-backed securities were also caused by interest rate increases. The contractual cash flows of these investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of our investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2005.

State and municipal obligations

The unrealized losses of 12 months or greater duration as of December 31, 2005 on our investments in tax-exempt state and municipal securities were caused by interest rate increases. During 2005, the taxable yield curve for 3-month U.S. Treasury bonds and 10-year U.S. Treasury notes increased to 1.9% and 0.15%, respectively, and the tax-exempt municipal bond yield curve for 1-year municipal bonds and 10-year municipal bonds increased to 1.15% and 0.25, respectively. Our securities in this category have maturities less than 10 years, where yield curve increases were most pronounced. We believe that credit quality did not impact security pricing due to the relative high quality of the holdings (i.e., the majority of the securities were either insured, pre-refunded or escrowed to maturity). Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2005.

Corporate bonds and notes

The unrealized losses of 12 months or greater duration as of December 31, 2005 on the majority of the securities in this category were caused by market interest rate movement. A majority of the securities remained at an unrealized loss position due to these rate increases. Unrealized losses for the remaining securities in this category are attributable to changes in business operations, resulting in widened credit spreads from December 31, 2004 to December 31, 2005. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2005.

Asset-backed securities

The unrealized losses of 12 months or greater duration as of December 31, 2005 on the securities in this category were casued by market interest rate movement. A majority of the securities remained at an unrealized loss position due to the rate increases. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider the investment in these securities to be other-than-temporarily impaired at December 31, 2005.

Private placements

The unrealized losses of 12 months or greater duration as of December 31, 2005 on the majority of the securities in this category were caused by market interest rate movement. A majority of the securities remained at an unrealized loss position due to the rate increases. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider the investment in these securities to be other-than-temporarily impaired at December 31, 2005.

For all investment categories, unrealized losses of less than 12 months in duration are generally attributable to interest rate movements or changes in foreign currency exchange rates. All securities are evaluated in accordance with our impairment recognition policy covering various time and price decline scenarios. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider the investment in these securities to be other-than-temporarily impaired at December 31, 2005.

The following table shows the gross unrealized losses and fair value of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004.

	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government securities	$18,414	$100	$4,601	$152	$23,015	$252
U.S. government-sponsored enterprises	41,148	316	—	—	41,148	316
State and municipal obligations	208,710	2,290	52,566	666	261,276	2,956
Corporate bonds and notes	13,564	188	—	—	13,564	188
Asset-backed securities	82,456	1,004	17,939	280	100,395	1,284
Private placements	10,139	1,279	2,693	108	12,832	1,387
Foreign governments	21,876	80	—	—	21,876	80
Redeemable preferred stock	10,557	319	—	—	10,557	319
Convertible securities	60,685	2,230	9,762	215	70,447	2,445

Total	$467,549	$7,806	$87,561	$1,421	$555,110	$9,227

U.S. government securities

The unrealized losses of 12 months or greater duration as of December 31, 2004 on our investments in U.S. Treasury obligations and direct obligations of U.S. government agencies were caused by interest rate increases. During 2004, the Fed raised the federal funds rates five times for a total of 125 basis points. A majority of securities in this category remained in an unrealized loss position due to the interest rate increases. Because we had the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we did not consider these investments to be other-than-temporarily impaired at December 31, 2004.

U.S. government-sponsored enterprises

The unrealized losses of 12 months or greater duration as of December 31, 2004 on our investment in U.S. agency mortgage-backed securities were caused by interest rate increases. The contractual cash flows of these investments were guaranteed by an agency of the U.S. government. Accordingly, we expected that the securities would not be settled at a price less than the amortized cost of our investment. Because the decline in market value was attributable to changes in interest rates and not credit quality, and because we had the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we did not consider these investments to be other-than-temporarily impaired at December 31, 2004.

State and municipal obligations

The unrealized losses of 12 months or greater duration as of December 31, 2004 on our investments in tax-exempt state and municipal securities were caused by interest rate increases. During 2004, the taxable yield curve movements for 3-month U.S. treasury bills and 10-year U.S. treasury bonds ranged from an increase of 1.29% to a decrease of 0.03% and the tax-exempt yield curve movements for 1-year municipal bonds and 10-year municipal bonds ranged from an increase of 0.9% to a increase of 0.02%. Our bonds in this category reflected maturities within those maturity ranges and experienced market prices marginally below cost. We believed that credit quality did not impact security pricing due to the relative high quality of the holdings (i.e., the majority of the securities were either AAA/Aaa rated bonds, insured, partially pre-refunded or partially escrowed to maturity). Because we had the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we did not consider these investments to be other-than-temporarily impaired at December 31, 2004.

Corporate bonds and notes

At December 31, 2004, for unrealized losses of 12 months or greater we had not identified any securities where we believed the issuer would not continue to meet their contractual obligation with respect to interest and principal payments. Because we had the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we did not consider the investment in these securities to be other-than-temporarily impaired at December 31, 2004.

Asset-backed securities

At December 31, 2004, for unrealized losses of 12 months or greater we had not identified any securities where we believed the issuer would not continue to meet their contractual obligation with respect to interest and principal payments. Because we had the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we did not consider the investment in these securities to be other-than-temporarily impaired at December 31, 2004.

Private placements

At December 31, 2004, for unrealized losses of 12 months or greater we had not identified any securities where we believed the issuer would not continue to meet their contractual obligation with respect to interest and principal payments. Because we had the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we did not consider the investment in these securities to be other-than-temporarily impaired at December 31, 2004.

Convertible securities

At December 31, 2004, for unrealized losses of 12 months or greater we had not identified any securities where we believed the issuer would not continue to meet their contractual obligation with respect to interest and principal payments. Because we had the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we did not consider the investment in these securities to be other-than-temporarily impaired at December 31, 2004.

For all investment categories, unrealized losses of less than 12 months in duration were generally attributable to interest rate movements or changes in foreign currency exchange rates. All securities were evaluated in accordance with our impairment recognition policy covering various time and price decline scenarios. Because we had the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we did not consider the investment in these securities to be other-than-temporarily impaired at December 31, 2004.

Of the 101 securities that have been in an unrealized loss position for more than 12 months at December 31, 2005, none has an unrealized loss of more than 20% of that security’s amortized cost and, in our judgment, none of the losses required recognition as other-than-temporary.

The contractual maturity of securities in an unrealized loss position at December 31, 2005 was as follows:

	Fair Value	Amortized Cost	Unrealized Loss
	( In millions)
2006	$41.2	$41.4	$0.2
2007 – 2010	132.1	133.5	1.4
2011 – 2015	124.6	126.8	2.2
2016 and later	538.5	547.7	9.2
Mortgage-backed and other asset-backed securities	217.7	223.3	5.6
Redeemable preferred stock	66.6	71.8	5.2
Equity securities	22.3	26.5	4.2

Total	$1,143.0	$1,171.0	$28.0

Liquidity and Capital Resources

We act principally as a holding company for our insurance subsidiaries and do not have any significant operations of our own. Dividends from our subsidiaries and permitted payments to us under our tax- and expense-sharing arrangements with our subsidiaries, along with income from our investment portfolio and dividends from our affiliates (C-BASS and Sherman), are our principal sources of cash to pay stockholder dividends and to meet our obligations. These obligations include our operating expenses, taxes and interest and principal payments on debt. The payment of dividends and other distributions to us by our insurance subsidiaries is regulated by insurance laws and regulations. In general, dividends in excess of prescribed limits are deemed “extraordinary” and require insurance regulatory approval. In addition, although we have expense-sharing arrangements in place with our principal operating subsidiaries that require those subsidiaries to pay their share of holding company-level expenses, including interest expense on our long-term debt, these expense-sharing arrangements are subject to termination at any time by the applicable state insurance departments. In addition, our insurance subsidiaries’ ability to pay dividends to us, and our ability to pay dividends to our stockholders, is subject to various conditions imposed by the rating agencies for us to maintain our ratings. If the cash we receive from our subsidiaries pursuant to expense- and tax-sharing arrangements is insufficient for us to fund our obligations, we may be required to seek additional capital by incurring additional debt, by issuing additional equity or by selling assets, which we may be unable to do on favorable terms, if at all. The need to raise additional capital or the failure to make timely payments on our obligations could have a material adverse effect on our business, financial condition and operating results.

During 2005, we received $250.3 million in dividends from our mortgage insurance operating subsidiaries and a $100 million dividend from Radian Asset Assurance. We also received a $100 million dividend from one of our mortgage insurance subsidiaries that was declared in 2004. Our insurance subsidiaries may be limited in the amount that they may pay in dividends to us during the next 12 months without first obtaining insurance department approval.

We have not made any capital contributions to C-BASS since we acquired our interest in C-BASS in connection with our acquisition of EFSG in February 2001. C-BASS paid $33.5 million and $32.5 million of dividends to one of our insurance subsidiaries during 2005 and 2004, respectively. In February 2006, an additional dividend of $3.7 million was received from C-BASS. The distribution of these amounts to us by our insurance subsidiaries is subject to regulatory limitations.

Sherman paid $110.7 million and $49.8 million of dividends to one of our insurance subsidiaries during 2005 and 2004, respectively. In February 2006, an additional dividend of $60.5 million was received from Sherman. The distribution of these amounts to us by our insurance subsidiaries is subject to regulatory limitations.

Amounts that we ultimately received from our subsidiaries and C-BASS and Sherman during 2005 and 2004 were used, in part, to fund our stock repurchase programs.

Our insurance subsidiaries are permitted to allocate capital resources within certain insurance department and rating agency guidelines by making direct investments. In April 2003, Radian Guaranty invested $100 million in EFSG, for an approximate 11% ownership interest. This amount was subsequently contributed by EFSG to Radian Asset Assurance to support growth in the direct financial guaranty business. In January 2004, we contributed an additional $65 million in capital to EFSG that was subsequently contributed to Radian Asset Assurance. During the first quarter of 2004, EFSG transferred its investment in Sherman in the form of a dividend to Radian Guaranty. In February 2006, we submitted a request to the insurance department of Pennsylvania, to contribute approximately $500 million in capital from Radian Guaranty to Radian Insurance to support the additional risk that has been written in that entity, mostly through non-traditional products by our Capital Markets and International Mortgage business channels. In February 2006, upon receiving approval for Radian Europe Ltd. (a subsidiary of Radian Insurance), Radian Insurance contributed $53 million in capital to Radian Europe Ltd. to fund its operations.

Short-Term Liquidity Needs

Our liquidity needs over the next 12 months include funds for the payment of dividends on our common stock, debt service payments on our outstanding long-term debt, claim payments on our insured obligations and operating expenses. We expect to fund these requirements with amounts received under our expense-sharing arrangements or as dividends from our insurance operating subsidiaries, which include dividends to these subsidiaries from our affiliates (C-BASS and Sherman), and from working capital, all of which we expect to be sufficient to make such payments for at least the next 12 months.

Based on our current intention to pay quarterly common stock dividends of approximately $0.02 per share and assuming that our common stock outstanding remains constant at 83,032,456 shares outstanding at December 31, 2005, we would require approximately $6.6 million to pay our next four quarterly dividends. We will also require approximately $46.9 million annually to pay the debt service on our outstanding long-term debt.

Our sources of working capital consist mostly of premiums written by our insurance operating subsidiaries and investment income at both the parent company and operating subsidiary levels. Working capital is applied mainly to the payment of our insurance operating subsidiaries’ claims, operating expenses and to fund our stock repurchase programs. Cash flows from operating activities for the year ended December 31, 2005, were $570.4 million, compared to $409.7 million for the year ended December 31, 2004. The lower cash flow from operations in 2004 resulted mainly from the payment of $76.9 million as a result of the recapture of previously ceded business that occurred in the first quarter of 2004 coupled with higher claims paid and operating expenditures. In 2005, we paid $37.6 million as a result of the recapture of previously ceded business that occurred in the first quarter of 2005. Positive cash flows are invested pending future payments of claims and other expenses.

We believe that the operating cash flows generated by each of our insurance subsidiaries will provide those subsidiaries with sufficient funds to satisfy their claim payments and operating expenses for at least the next 12 months. In the unlikely event that claim payment obligations and operating expenses exceed the operating cash flows generated by our insurance operating subsidiaries, we believe that we have the ability to fund any excess from sales of short-term investments. At December 31, 2005, we had cash and liquid investment securities of $164.9 million. In the unlikely event that we are unable to fund excess claim payments and operating expenses through the sale of short-term investments, we may be required to incur unanticipated capital losses or delays in connection with the sale of less liquid securities held by us. In any event, we do not anticipate the need for borrowings, under credit facilities or otherwise, to satisfy claim payment obligations or other operating expenses.

We plan to continue to invest in significant information technology and infrastructure upgrades over the next two years at an estimated total cost of $20 million to $30 million, which is intended to benefit all of our business segments. In addition, we are making significant investments in upgrading our business continuity plan. We expect to use cash flows from operations to fund these expenditures.

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

In January 2002, we issued $220 million of senior convertible debentures due 2022. On January 3, 2005, we repurchased, at the option of certain electing holders, $663,000 in principal amount of the debentures. We redeemed the remaining $219.3 million in principal amount outstanding on August 1, 2005.

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

On December 16, 2004, we replaced a $250 million unsecured revolving credit facility that expired in December 2004 with a $400 million unsecured facility, comprised of a $100 million 364-day facility and a $300 million five-year facility. On December 15, 2005, we amended the facility to extend the expiration date of the 364-day facility from December 15, 2005 to December 14, 2006. The five-year facility expires on December 16, 2009. There were no drawdowns on the expired facility, and we have not drawn down any amounts under the new facility through December 31, 2005. Our ability to borrow under the new facility is subject to compliance with all applicable covenants. The new facility bears interest on any amounts drawn down at a rate dependent on our credit rating at the time of such borrowing. This rate will be calculated according to, at our option, a base rate or a Eurocurrency rate, plus an applicable margin and utilization fee. If necessary, we intend to use this facility for working capital and general corporate purposes.

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

Reconciliation of Net Income to Cash Flows from Operations

The following table reconciles net income to cash flows from operations for the years ended December 31, 2005 and 2004 (in thousands):

	December 31 2005	December 31 2004
Net income	$522,854	$518,653
Decrease in reserves	3,412	7,008
Deferred tax provision	147,156	135,026
Cash paid for clawback (1)	(37,645)	(76,882)
Increase in unearned premiums	131,635	51,316
Increase in deferred policy acquisition costs	(16,038)	7,524
Equity in earnings of affiliates	(217,692)	(180,550)
Distributions from affiliates (1)	144,161	82,300
Net gains on sales and change in fair value of derivatives	(45,808)	(97,934)
Increase in prepaid federal income taxes (1)	(125,365)	(101,309)
Depreciation and amortization, net	34,040	27,956
Other	29,676	36,633

Cash flows from operations	$570,386	$409,741

(1)	Cash item.

Cash flows from operations for the year ended 2005 have increased compared to the comparable period of 2004. An increasing portion of our net income has been derived from our equity in earnings of affiliates, which is a non-cash item. This has been partially offset by higher distributions from our affiliates. Cash flows from operations also increased as a result of an increase in premiums received, lower claim payments and lower net payments on the settlement of derivative financial guaranty contracts. We do not expect net income to greatly exceed cash flows from operations in the future.

Stock Repurchase Programs

Since September 2002, our board of directors has authorized five separate repurchase programs for the repurchase, in the aggregate, of up to 19.5 million shares of our common stock on the open market. At March 31, 2004, we had repurchased all 2.5 million shares under the initial program (announced September 24, 2002) at a cost of approximately $87.0 million. At March 31, 2005, we had repurchased an additional 5.0 million shares under the second program (announced May 11, 2004, and extended September 8, 2004) at a cost of approximately $235.9 million, and at June 30, 2005, we had repurchased all 5.0 million shares under the third program (announced February 15, 2005) at a cost of approximately $240.0 million. At December 31, 2005, we had repurchased all 3.0 million shares authorized under the fourth repurchase program (announced August 9, 2005) at a cost of approximately $160.0 million. All share repurchases made to date were funded from available working capital, and were made from time to time depending on market conditions, share price and other factors.

On February 7, 2006, we announced that our board of directors had authorized a fifth repurchase program of up to 4.0 million shares of our common stock on the open market under a new repurchase plan. Stock purchases under this program will be funded from available working capital and will be made from time to time, depending on market conditions, stock price and other factors. The board did not set an expiration date for this program.

We also may purchase shares on the open market to meet option exercise obligations and to fund 401(k) matches and purchases under our Employee Stock Purchase Plan and may consider additional stock repurchase programs in the future.

Stockholders’ Equity

Stockholders’ equity was $3.7 billion at December 31, 2005 and December 31, 2004. Stockholders’ equity remained flat as a result of (1) our repurchase of approximately 14.3 million shares of our common stock, net of reissues, for approximately $511.8 million, (2) a decrease in the market value of securities available for sale of $52.8 million, net of tax, and (3) dividends paid during 2005 of $6.8 million, partially offset by net income of $522.9 million and proceeds from the issuance of common stock under incentive plans of $38.6 million.

Critical Accounting Policies

SEC guidance defines Critical Accounting Policies as those that require the application of management’s most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing our Consolidated Financial Statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. In preparing these financial statements, management has utilized available information including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Actual results may differ from those estimates. In addition, other companies may utilize different estimates, which may impact comparability of our results of operations to those of companies in similar businesses. A summary of the accounting policies that management believes are critical to the preparation of our Consolidated Financial Statements is set forth below.

Reserve for Losses

As described in Notes 2 and 6 to our Consolidated Financial Statements, we establish reserves to provide for losses and the estimated costs of settling claims in both the mortgage insurance and financial guaranty businesses. Setting loss reserves in both businesses involves significant use of estimates with regard to the likelihood, magnitude and timing of a loss.

In our mortgage insurance business, reserves for losses generally are not established until we are notified that a borrower has missed two payments. We also establish reserves for associated loss adjustment expenses (“LAE”), consisting of the estimated cost of the claims administration process, including legal and other fees and expenses associated with administering the claims process. SFAS No. 60 specifically excludes mortgage guaranty insurance from its guidance relating to the reserve for losses. We maintain an extensive database of claim payment history and use models, based on a variety of loan characteristics, including the status of the loan as reported by its servicer and macroeconomic factors such as regional economic conditions that involve significant variability over time, as well as more static factors such as the estimated foreclosure period in the area where the default exists, to help determine the appropriate loss reserve at any point in time. With respect to delinquent loans that are in an early stage of delinquency, considerable judgment is exercised as to the adequacy of reserve levels. Adjustments in estimates for delinquent loans in the early stage of delinquency are more volatile in nature than for loans that are in the later stage of delinquency. As the delinquency proceeds toward foreclosure, there is more certainty around these estimates as a result of the aged status of the delinquent loan and adjustments are made to loss reserves to reflect this updated information. If a default cures, the reserve for that loan is removed from the reserve for losses and LAE. This curing process causes an appearance of a reduction in reserves from prior years if the reduction in reserves from cures is greater than the additional reserves for those loans that are nearing foreclosure or have become claims. We also reserve for defaults that we believe to have occurred but that have not been reported, using historical information on defaults not reported on a timely basis by lending institutions. All estimates are continually reviewed and adjustments are made as they become necessary. We generally do not establish reserves for mortgages that are in default if we believe we will not be liable for the payment of a claim with respect to that default. Consistent with GAAP and industry accounting practices, we generally do not establish loss reserves for expected future claims on insured mortgages that are not in default or believed to be in default.

In January 2005, we implemented a revised modeling process to assist us in establishing reserves in the mortgage insurance business. In recent years, with the growth in the Alt-A and non-prime business, we realized that the change in the portfolio mix required us to segment the portfolio and evaluate the reserves required for each differently. The previous model had been designed for a prime product only and needed to be updated with many years of additional data. The revised model differentiates between prime and non-prime products and takes into account the different loss development patterns and borrower behavior that is inherent in these products, whether we are in a first- or second-loss position and whether there are deductibles on the loan. The model calculates a range of reserves by product and a midpoint for each product based on historical factors. In determining the amount of reserve to be recorded, we begin with the calculated midpoint and then we evaluate other conditions, such as current economic conditions, regional housing conditions and the reliability of historical data for new products, to determine if an adjustment to the midpoint calculated by the model is necessary. The new model did not result in an adjustment to the overall reserve for losses that we recorded.

At December 31, 2005, we made a judgment to reserve at a level slightly above the midpoint, given the uncertainty around the ultimate performance of our non-prime products, the potential overpricing in certain housing markets and the uncertainty around hurricane-related defaults.

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

–

At December 31, 2005, we had case and LAE reserves on financial guaranty policies of $58.0 million. Of this amount, $50.8 million was attributable to a single manufactured housing transaction originated and serviced by Conseco Finance Corp. We have a high degree of certainty that we will suffer losses with respect to this insured obligation equal to the amount reserved, which equals the total amount of the remaining insured obligation. The case and LAE reserves also include $6.7 million attributable to 37 reinsured obligations on which our total par outstanding is $33.4 million. These reserves are established based on amounts conveyed to us by the ceding companies and confirmed by us. We do not have any reasonable expectation that the ultimate losses will deviate materially from the amount reserved. The remaining $0.5 million of case and LAE reserves is attributable to two insured obligations for which we have LAE reserves established partially offset by salvage recoveries on two other insured obligations.

–	At December 31, 2005, three credits were included in our allocated non-specific reserves. We expect that we will suffer losses with respect to these insured obligations equal to the amount reserved of $27.8 million. These credits have a par amount of $51.0 million.

•	Our unallocated non-specific reserves are established over time by applying expected default factors to the premiums earned during each reporting period. The expected lifetime losses for each credit are determined by multiplying the expected frequency of losses on that credit by the expected severity of losses on that credit and multiplying this number, the loss factor, by that credit’s outstanding par amount. The expected frequency and severity of losses for each credit is generated from three sources – two that are published by major rating agencies and one that is generated by a proprietary internal model – based on the product class, published rating and term to maturity for each credit. We set the expected lifetime losses for each credit at the approximate midpoint of the range between the highest and lowest expected lifetime loss factors generated by the rating agency and internally generated models. The default rates published by rating agencies tend to be very low because we mostly insure investment-grade obligations that, historically, have a very low probability of default. Although the default rate is low, the amount of losses upon default can be very high because we tend to insure large financial obligations. Because of the low incidence of losses on financial guaranty obligations, it is also very difficult to estimate the timing of losses on our insured obligations for which we have not yet established a case reserve or allocated non-specific reserve. The default factors for the years ended December 31, 2005, 2004 and 2003 approximated 10% of earned premiums on public finance credits and 20% of earned premiums on structured finance credits.

•	Our unallocated non-specific loss reserve at December 31, 2005, was $54.9 million. The range between the unallocated non-specific reserves that would have resulted from applying the highest and lowest default factors generated by any of the three models was approximately $18 million to $75 million, which we believe provides a reasonably likely range of expected losses. None of the product types insured by us accounted for a materially disproportionate share of the variability within that range.

•

At each balance sheet date, we also evaluate both the model-generated default factors and our unallocated non-specific reserves against management’s subjective view of qualitative factors to ensure that the default factors and the unallocated non-specific reserves represent management’s best estimate of the expected losses on our portfolio of credits for which we have not established a case reserve or an allocated non-specific reserve. These qualitative factors include existing economic and business conditions, overall credit quality trends resulting from industry, geographic, economic and political conditions, recent loss experience in particular segments of the portfolio, changes in underwriting policies and procedures and seasoning of the book of business. The macroeconomic factors that we evaluate are outside of our control and are subject to considerable variability. Our specific factors that we evaluate also require that we make subjective judgments. In addition, a significant change in the size of our portfolio underlying the unallocated non-specific reserves, such as through the expiration of policies or the refunding or recapture of insured exposures, could require an adjustment to the default factors or our level of unallocated non-specific reserves. To date, our evaluation of these qualitative factors has not led us to adjust the default factors or our level of unallocated non-specific reserves. Our estimate of our reserves for losses and LAE for financial guaranty’s other lines of business, principally trade credit reinsurance, depend upon the receipt of accurate reports and individual loss estimates from ceding companies. The time lag in receiving reports on individual loss estimates in trade credit reinsurance is generally three to six months. We use historical loss information and make inquiries to the cedants of known events as a means of validating our loss assumptions while awaiting more formal updated reports. Any differences in viewpoints are resolved expeditiously and have historically not resulted in material adjustments. In addition, a reserve is included for losses and LAE IBNR, on trade credit reinsurance.

Setting the loss reserves in both business segments involves significant reliance upon estimates with regard to the likelihood, magnitude and timing of a loss. The models and estimates we use to establish loss reserves may not prove to be accurate, especially during an extended economic downturn. There can be no assurance that we have correctly estimated the necessary amount of reserves or that the reserves established will be adequate to cover ultimate losses on incurred defaults.

In January and February 2005, we discussed with the SEC staff, both separately and together with other members of the financial guaranty industry, the differences in loss reserve practices followed by different financial guaranty industry participants. On June 8, 2005, the FASB added a project to its agenda to consider the accounting by insurers for financial guaranty insurance. The FASB will consider several aspects of the insurance accounting model, including claims liability recognition, premium recognition and the related amortization of deferred policy acquisition costs. In addition, we also understand that the FASB may expand the scope of this project to include income recognition and loss reserving methodology in the mortgage insurance industry. Proposed and final guidance from the FASB regarding accounting for financial guaranty insurance is expected to be issued in 2006. When and if the FASB or the SEC reaches a conclusion on these issues, we and the rest of the financial guaranty industry may be required to change some aspects of our accounting policies. If the FASB or the SEC were to determine that we should account for our financial guaranty contracts differently, for example by requiring them to be treated solely as one or the other of short-duration or long-duration contracts under SFAS No. 60, this determination could impact our accounting for loss reserves, premium revenue and deferred acquisition costs, all of which are covered by SFAS No. 60. Management is unable to estimate what impact, if any, the ultimate resolution of this issue will have on our financial condition or operating results.

Derivative Instruments and Hedging Activity

We account for derivatives under SFAS No. 133, as amended and interpreted. Some of the fixed-maturity securities included in our investment portfolio and certain of our financial guaranty contracts are considered “derivatives.” Under SFAS No. 133, the convertible debt and redeemable preferred securities included in our investment portfolio must be characterized as hybrid securities because they generally combine both debt and equity characteristics. The hybrid classification requires that the convertible security valuation be separated into a fixed-income component and an equity derivative component. Valuation changes on the fixed-income component are recorded as other comprehensive income on our consolidated balance sheets while valuation changes on the equity derivative component are recorded as net gains and losses on our statements of income. We believe that the market valuation of each hybrid convertible security is appropriately allocated to its fixed-income and equity derivative components. The gains and losses on the equity derivative component of the security are determined by a third party investment manager using an industry standard option pricing model. The gains and losses on direct derivative financial guaranty contracts are derived from internally generated models. The gains and losses on assumed derivative financial guaranty contracts are provided by the primary insurance companies.

With respect to our direct derivative financial guaranty contracts, estimated fair value amounts are determined by us using market information to the extent available, and appropriate valuation methodologies. For CDO’s, credit spreads on individual names in our collateral pool are used to determine an equivalent risk tranche on an industry standard credit default swap index. We then estimate the price of our equivalent risk tranche based on observable market prices of standard risk tranches on the industry standard credit default swap index. When credit spreads on individual names are not available, the average credit spread on the credit rating of the name is used. For certain structured transactions, dealer quotes on similar structured transactions are used. Significant differences may exist with respect to the available market information and assumptions used to determine gains and losses on derivative financial guaranty contracts. Considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates are not necessarily indicative of amounts we could realize in a current market exchange due to the lack of a liquid market. The use of different market assumptions and/or estimation methodologies may have a significant effect on the estimated fair value amounts.

In the fourth quarter of 2005, we refined our mark-to-market model to use actual credit spreads by individual name, when available as discussed above, as compared to our previous version of the model, which used average spreads for similarly rated names. While application of the new model resulted in minimal changes for most of our derivative transactions, one synthetic collateralized debt obligation showed a large difference due to greater spread volatility in the underlying high-yield corporate names included in this transaction. At December 31, 2005, our refined model indicated that a $50.8 million loss should be recognized on this transaction, which was included on our list of intensified surveillance credits at December 31, 2005. On March 2, 2006, Radian Asset Assurance and its counterparty to this transaction terminated this transaction and amended the one other derivative financial guaranty contract insured by Radian Asset Assurance with this same counterparty. See “Results of Operations—Financial Guaranty—Year Ended December 31, 2005 Compared to Year Ended December 31, 2004—Provision for Losses.”

A summary of our derivative information as of and for the periods indicated is as follows:

	December 31
	2005	2004
	(In millions)
Balance Sheet
Trading Securities
Amortized cost	$68.1	$65.4
Fair value	89.4	86.3
Derivative Financial Guaranty Contracts
Notional value	$30,208.0	$12,500.0

Gross unrealized gains	$98.3	$74.9
Gross unrealized losses	72.1	49.6

Net unrealized gains	$26.2	$25.3

The components of the change in fair value of derivative instruments are as follows:

	Year Ended December 31
	2005	2004	2003
	(In millions)
Income Statement
Trading Securities	$(0.3)	$17.4	$5.2
Gain on termination of Treasury rate lock	1.0	—	—
Derivative financial guaranty contracts	8.4	29.7	(1.1)

Net gains	$9.1	$47.1	$4.1

The following table presents information at December 31, 2005 and 2004 related to net unrealized gains (losses) on derivative financial guaranty contracts (included in assets or liabilities, as appropriate, on our consolidated balance sheets).

	December 31 2005	December 31 2004
	(In millions)
Balance at January 1	$25.3	$(16.1)
Net unrealized gains recorded	8.4	29.7
Settlements of derivatives contracts
Recoveries	(7.6)	(4.0)
Payments	0.1	18.6
Early termination receipts	—	(2.9)

Balance at end of period	$26.2	$25.3

The application of SFAS No. 133, as amended, could result in volatility from period to period in gains and losses as reported on our consolidated statements of income. These gains and losses are mostly the result of changes in corporate credit spreads, changes in the creditworthiness of underlying corporate entities, and the equity performance of the entities underlying the convertible investments. Any incurred gains or losses on such contracts would be recognized as a change in the fair value of derivatives. We are unable to predict the effect this volatility may have on our financial position or results of operations.

We record premiums and origination costs related to credit default swaps and certain other financial guaranty contracts in premiums written and policy acquisition costs, respectively, on our Consolidated Statements of Income. See “Results of Operations—Financial Guaranty.” Our classification of these contracts is the same whether we are a direct insurer or we assume these contracts.

In accordance with our risk management policies, we entered into derivatives to hedge the interest-rate risk related to the issuance of certain long-term debt. As of December 31, 2005, there were two interest-rate swap contracts relating to our 5.625% unsecured Senior Notes due 2013. These interest-rate swaps are designed as fair value hedges that hedge the change in fair value of the debt arising from interest rate movements. During 2005 and 2004, the fair value hedges were 100% effective. Therefore, the changes in the fair value of derivative instruments in our Consolidated Statements of Income were offset by the change in the fair value of the hedged debt. These interest-rate swap contracts mature in February 2013. We had no interest-rate swaps in effect in 2003.

Terms of the interest-rate swap contracts at December 31, 2005 were as follows (dollars in thousands):

Notional amount	$250,000
Rate received – Fixed	5.625%
Rate paid – Floating (a)	5.663%
Maturity date	February 15, 2013
Unrealized loss	$2,652

(a)	The December 31, 2005 six-month London Interbank Offered Rate (“LIBOR”) forward rate at the next swap payment date plus 87.4 basis points.

In October 2004, we entered into transactions to lock in treasury rates that would have served as a hedge in the event we issued long-term debt during such time. The notional value of the hedges was $120 million at a blended rate of 4.075%. At December 31, 2004, we had a $1.5 million unrealized gain recorded on the hedges. In January 2005, we discontinued the hedge arrangements and received payments from our counterparties. We realized a gain of $1.0 million at termination in 2005.

Deferred Policy Acquisition Costs

Costs associated with the acquisition of mortgage insurance business, consisting of compensation and other policy issuance and underwriting expenses, are initially deferred and reported as deferred policy acquisition costs. Because SFAS No. 60 specifically excludes mortgage guaranty insurance from its guidance relating to the amortization of deferred policy acquisition costs, amortization of these costs for each underwriting-year book of business is charged against revenue in proportion to estimated gross profits over the estimated life of the policies using the guidance provided by SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments.” This includes accruing interest on the unamortized balance of deferred policy acquisition costs. Estimates of expected gross profit including persistency and loss development assumptions for each underwriting year used as a basis for amortization are evaluated regularly, and the total amortization recorded to date is adjusted by a charge or credit to the statement of income if actual experience or other evidence suggests that earlier estimates should be revised. Considerable judgment is used in evaluating these factors when updating the assumptions. The use of different assumptions would have a significant effect on the amortization of deferred policy acquisition costs.

Deferred policy acquisition costs in our financial guaranty business are comprised of those expenses that vary with, and are principally related to, the production of insurance premiums, including: commissions paid on reinsurance assumed, salaries and related costs of underwriting and marketing personnel, rating agency fees, premium taxes and certain other underwriting expenses, offset by commission income on premiums ceded to reinsurers. Acquisition costs are deferred and amortized over the period in which the related premiums are earned for each underwriting year. The amortization of deferred policy acquisition costs is adjusted regularly based on the expected timing of both upfront and installment-based premiums. The estimation of installment-based premiums requires considerable judgment, and different assumptions could produce different results.

Origination costs for derivative financial guaranty contracts are expensed as incurred.

As noted under “Reserve for Losses” above, the FASB is considering the accounting model used by the financial guaranty industry for deferred policy acquisition costs.

Recent Accounting Pronouncements

In late 2004, the FASB ratified EITF Issue 04-08 “The Effects of Contingently Convertible Instruments on Diluted Earnings per Share,” which requires that, effective beginning with reporting periods after December 15, 2004, contingently convertible debt be included in calculating diluted earnings per share regardless of whether the contingent feature has been met. For the years ended December 31, 2005, 2004 and 2003, diluted earnings per share included a $0.13, $0.18 and $0.13 per share decrease, respectively, related to shares that were subject to issuance upon conversion of our contingently convertible debt. We redeemed all $219.3 million in principal amount outstanding of our contingently convertible debentures due 2022 on August 1, 2005.

In December 2004, the FASB issued SFAS No. 123 (Revised) (“SFAS No. 123R”) that will require compensation costs related to share-based payment transactions to be recognized in an issuer’s financial statements. The compensation costs, with limited exceptions, will be measured based on the grant-date fair value of the equity or liability instrument issued. In October 2005, the FASB issued Staff Position No. FAS 123(R)-2 “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R),” to provide guidance on the application of the term “grant date” in SFAS No. 123R. In accordance with this Staff Position, which is to be applied upon our initial adoption of SFAS No. 123R, the grant date of an award shall be the date the award is approved by our board of directors if, at such time, (i) the recipient of the award does not have the ability to negotiate the key terms and conditions of the award and (ii) the key terms of the award are expected to be communicated to the recipients within a relatively short time period after the date of approval.

Under SFAS No. 123R, liability awards will be required to be re-measured each reporting period. Compensation cost will be recognized over the periods that an employee provides service in exchange for the award. SFAS No. 123R replaces SFAS No. 123 and supersedes Accounting Principles Board (“APB 25”). This statement is effective beginning with the first quarter of an issuer’s fiscal year that begins after June 15, 2005 (the quarter ending March 31, 2006 for us) and applies to all awards granted after the effective date. It is our intention to use the modified prospective method in implementing SFAS No. 123R. We intend to continue using the Black-Scholes model in determining the fair value of stock-based compensation issued to employees and directors. The impact to our financial statements, upon adoption, will be similar to that disclosed as stock-based compensation in Note 2 to our Consolidated Financial Statements.

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections,” (“SFAS No. 154”) a replacement for APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle and applies to all voluntary changes in accounting principles, as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Management is not contemplating making any significant changes in accounting principles nor is management aware of any pending accounting pronouncements that would significantly change existing accounting policies other than the possible change in accounting for financial guaranty loss reserves as described in “Critical Accounting Policies—Reserve for Losses” in this Item 7.

In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), an amendment of FASB Statements No. 133 and 140. SFAS No. 155 (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of FASB Statement No. 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (v) amends FASB Statement No. 140 to eliminate the exemption from applying the requirements of FASB Statements No. 133 on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Management has not yet determined the impact, if any, that will result from the adoption of SFAS No. 155.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk represents the potential for loss due to adverse changes in the value of financial instruments as a result of changes in market conditions. Examples of market risk include changes in interest rates, foreign currency exchange rates, credit spreads and equity prices. We perform a sensitivity analysis to determine the effects of market risk exposures on our financial instruments, including in particular, investment securities and certain financial guaranty insurance contracts. This analysis is performed by expressing the potential loss in future earnings, fair values or cash flows of market risk sensitive instruments resulting from one or more selected hypothetical changes in interest rates, foreign currency exchange rates, credit spreads and equity prices. Our sensitivity analysis is sometimes referred to as a parallel shift in yield curve with all other factors remaining constant.

The results of our sensitivity analysis at December 31, 2005 are as follows:

Interest Rate Risk

The primary market risk in our investment portfolio is interest rate risk, namely the fair value sensitivity of a fixed-income security to changes in interest rates. We manage our interest-rate risk through active investment portfolio management to ensure a prudent mix of fixed-income investments with a varied maturity schedule. We estimate the changes in fair value of our fixed-income securities by projecting an instantaneous increase and decrease in interest rates. The carrying value of our total investment portfolio as of December 31, 2005 and December 31, 2004, was $5.5 billion for each year, of which 86% and 84%, respectively, was invested in fixed maturities. We manage our investment portfolio to minimize exposure to interest rates through active portfolio management and intensive monitoring of investments to ensure a proper mix of the types of securities held and to stagger the maturities of fixed-income securities. Our analysts estimate the payout pattern of the mortgage insurance loss reserves to determine their duration, which is measured by the weighted average payments expressed in years. As of December 31, 2005 the average duration of the fixed-income portfolio was 5.91 years. As of December 31, 2005, hypothetical increases in interest rates of 100 and 150 basis points would cause decreases in the market value of our fixed-income portfolio (excluding short-term investments) of approximately 5.02% and 8.02%, respectively. Similarly, hypothetical decreases in interest rates of 100 and 150 basis points would cause increases in the market value of our fixed-income portfolio of approximately 4.73% and 7.19%, respectively.

In April 2004, we entered into interest-rate swaps that, in effect, converted a portion of our fixed-rate long-term debt to a variable rate based on a spread over the six-month LIBOR for the remaining term of the debt. See Note 2 to our Consolidated Financial Statements.

The market value and cost of our long-term debt at December 31, 2005 were $772.8 million and $747.5 million, respectively.

Foreign Exchange Rate Risk

One means of assessing exposure to changes in foreign currency exchange rates on market sensitive instruments is to model effects on reported earnings using a sensitivity analysis. We analyzed our currency exposure as of December 31, 2005 by identifying our investment portfolio denominated in currencies other than the U.S. dollar. Our investment portfolio foreign currency exposures were remeasured, generally assuming a 10% decrease in currency exchange rates compared to the U.S. dollar. Under this model, with all other factors remaining constant, we estimated as of December 31, 2005, that such a decrease would reduce our investment portfolio held in foreign currencies by $28.5 million.

Equity Market Price

Exposure to changes in equity market prices can be estimated by assessing the potential changes in market values on our equity investments resulting from a hypothetical broad-based decline in equity market prices of

10%. At December 31, 2005, the market value and cost of our equity securities were $325.1 million and $258.8 million, respectively. With all other factors remaining constant, we estimated that such a decline in equity market prices would decrease the market value of our equity investments by approximately $32.5 million, based on our equity positions as of December 31, 2005.

Credit Derivative Risk

We enter into credit default swaps, which include certain derivative financial guaranty contracts written through our financial guaranty business. Gains and losses on our credit default swaps are derived from market pricing when available; otherwise, we use internally generated pricing models. Both methods take into account credit and market spreads and are recorded on our Consolidated Financial Statements. The fair value is determined using our mark-to-market model which uses active market spreads. A widening of 10% of the market spreads associated with these credit default swaps would cause the fair value to decrease by $0.8 million at December 31, 2005. See “Critical Accounting Policies—Derivative Instruments and Hedging Activity” for a discussion of how we account for derivatives under SFAS No. 133.

Item 8.	Financial Statements and Supplementary Data.

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

The board of directors exercises its responsibility for the financial statements through its Audit and Risk Committee, which consists entirely of independent non-management board members. The Audit and Risk Committee meets periodically with management and with the independent auditors, both privately and with management present, to review accounting, auditing, internal control and financial reporting matters.

Deloitte & Touche LLP, independent registered public accounting firm, was retained to audit the Company’s financial statements. The accompanying reports of Deloitte & Touche LLP are based on its audit, which it is required to conduct in accordance with the standards of the Public Company Accounting Oversight Board (United States), and which includes the consideration of the Company’s internal control over financial reporting to establish a basis for reliance thereon in determining the nature, timing and extent of audit tests to be applied.

Sanford A. Ibrahim

Chief Executive Officer

C. Robert Quint

Executive Vice President and Chief Financial Officer

John J. Calamari

Senior Vice President and Corporate Controller

MANAGEMENT’S ANNUAL REPORT ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

Radian Group Inc.’s (“Radian’s”) management is responsible for establishing and maintaining adequate “internal control over financial reporting” as that term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934. Radian’s internal control over financial reporting is a process designed under the supervision of Radian’s principal executive and principal financial officers, and affected by Radian’s board of directors, management and other personnel.

Radian’s management assessed the effectiveness of Radian’s internal control over financial reporting, as of December 31, 2005, using the Internal Control-Integrated Framework established by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management did not identify any material weaknesses in Radian’s internal control over financial reporting and believes that, as of December 31, 2005, Radian’s internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of Radian’s financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Deloitte & Touche LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2005, has issued an attestation report on management’s Annual Report on Internal Control over Financial Reporting. This report appears on page 136.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Radian Group Inc.

Philadelphia, Pennsylvania

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Radian Group Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2005 of the Company and our report dated March 9, 2006 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania

March 9, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Radian Group Inc.

Philadelphia, Pennsylvania

We have audited the accompanying consolidated balance sheets of Radian Group Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in common stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Radian Group Inc. and subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania

March 9, 2006

CONSOLIDATED BALANCE SHEETS

	December 31
	2005	2004
	(In thousands, except share and per-share amounts)
ASSETS
Investments
Fixed maturities held to maturity—at amortized cost (fair value $130,227 and $188,063)	$125,935	$178,894
Fixed maturities available for sale—at fair value (amortized cost $4,493,789 and $4,228,896)	4,608,460	4,406,366
Trading securities—at fair value (amortized cost $68,078 and $65,359)	89,440	86,342
Equity securities—at fair value (cost $258,768 and $250,558)	325,117	335,495
Short-term investments	361,937	459,718
Other invested assets	2,825	3,253

Total investments	5,513,714	5,470,068
Cash	7,847	30,680
Investment in affiliates	446,151	393,025
Deferred policy acquisition costs	208,325	211,928
Prepaid federal income taxes	585,514	460,149
Provisional losses recoverable	25,388	38,312
Accrued investment income	60,124	60,268
Accounts and notes receivable	59,136	77,125
Property and equipment, at cost (less accumulated depreciation of $61,285 and $48,215)	52,062	69,337
Other assets	272,349	189,928

Total assets	$7,230,610	$7,000,820

LIABILITIES AND STOCKHOLDERS’ EQUITY
Unearned premiums	$849,360	$770,208
Reserve for losses and loss adjustment expenses	801,002	801,012
Long-term debt	747,466	717,640
Deferred federal income taxes	961,993	848,224
Accounts payable and accrued expenses	207,909	174,681

Total liabilities	3,567,730	3,311,765

Commitments and Contingencies (Note 13)
Stockholders’ equity
Common stock: par value $.001 per share; 200,000,000 shares authorized; 97,373,169 and 96,560,912 shares issued in 2005 and 2004, respectively	97	97
Treasury stock: 14,340,713 and 4,280,305 shares in 2005 and 2004, respectively	(688,048)	(176,242)
Additional paid-in capital	1,318,910	1,282,433
Deferred compensation	(1,843)	—
Retained earnings	2,913,649	2,397,626
Accumulated other comprehensive income	120,115	185,141

Total stockholders’ equity	3,662,880	3,689,055

Total liabilities and stockholders’ equity	$7,230,610	$7,000,820

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31
	2005	2004	2003
	(In thousands, except per-share amounts)
Revenues:
Premiums written:
Direct	$1,117,370	$1,100,297	$989,534
Assumed	80,227	68,677	197,653
Ceded	(96,910)	(86,487)	(76,710)

Net premiums written	1,100,687	1,082,487	1,110,477
Increase in unearned premiums	(82,017)	(53,003)	(102,294)

Net premiums earned	1,018,670	1,029,484	1,008,183
Net investment income	208,422	204,349	186,163
Net gains on sales of investments	36,638	50,799	17,387
Change in fair value of derivative instruments	9,170	47,135	4,139
Other income	25,251	32,286	63,322

Total revenues	1,298,151	1,364,053	1,279,194

Expenses:
Provision for losses	390,633	456,834	476,054
Policy acquisition costs	115,851	121,830	128,518
Other operating expenses	225,977	205,687	211,077
Interest expense	43,043	34,660	37,542

Total expenses	775,504	819,011	853,191

Equity in net income of affiliates	217,692	180,550	105,476

Pretax income	740,339	725,592	531,479
Provision for income taxes	217,485	206,939	145,578

Net income	522,854	518,653	385,901

Basic net income per share	$6.10	$5.57	$4.13

Diluted net income per share	$5.91	$5.33	$3.95

Average number of common shares outstanding—basic	85,637	93,062	93,531

Average number of common and common equivalent shares outstanding—diluted	88,746	97,908	98,453

Dividends per share	$.08	$.08	$.08

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY

						Accumulated Other Comprehensive Income (Loss)
	Common Stock	Treasury Stock	Additional Paid-in Capital	Deferred Compensation	Retained Earnings	Foreign Currency Translation Adjustment	Unrealized Holding Gains/ Losses	Total
	(In thousands)
BALANCE, JANUARY 1, 2003	$95	$(51,868)	$1,238,698	$—	$1,508,138	$233	$58,139	$2,753,435
Comprehensive income:
Net income	—	—	—	—	385,901	—	—	385,901
Unrealized foreign currency translation adjustment, net of tax of $2,702	—	—	—	—	—	5,018	—	5,018
Unrealized holding gains arising during period, net of tax of $47,414	—	—	—	—	—	—	88,056
Less: Reclassification adjustment for net gains included in net income, net of tax of $6,085	—	—	—	—	—	—	(11,302)

Net unrealized gains on investments net of tax of $41,329	—	—	—	—	—	—	76,754	76,754

Total comprehensive income								467,673
Issuance of common stock under incentive plans	1	—	23,214	—	—	—	—	23,215
Treasury stock purchased, net	—	(8,635)		—	—	—	—	(8,635)
Capital issuance costs	—	—	(2,353)	—	—	—	—	(2,353)
Dividends	—	—	—	—	(7,491)	—	—	(7,491)

BALANCE, DECEMBER 31, 2003	96	(60,503)	1,259,559		1,886,548	5,251	134,893	3,225,844
Comprehensive income:
Net income	—	—	—	—	518,653	—	—	518,653
Unrealized foreign currency translation adjustment, net of tax of $4,925	—	—	—	—	—	9,146	—	9,146
Unrealized holding gains arising during period, net of tax of $37,084	—	—	—	—	—	—	68,870
Less: Reclassification adjustment for net gains included in net income, net of tax of $17,780	—	—	—	—	—	—	(33,019)

Net unrealized gains on investments net of tax of $19,304	—	—	—	—	—	—	35,851	35,851

Total comprehensive income								563,650
Issuance of common stock under incentive plans	1		22,874		—	—	—	22,875
Treasury stock purchased, net	—	(115,739)						(115,739)
Dividends	—	—	—		(7,575)	—	—	(7,575)

BALANCE, DECEMBER 31, 2004	97	(176,242)	1,282,433		2,397,626	14,397	170,744	3,689,055
Comprehensive income:
Net income	—	—	—		522,854	—	—	522,854
Unrealized foreign currency translation adjustment, net of tax benefit of $4,949	—	—	—	—	—	(12,262)	—	(12,262)
Unrealized holding losses arising during period, net of tax of benefit of $15,588	—	—	—	—	—	—	(28,949)
Less: Reclassification adjustment for net gains included in net income, net of tax, of $12,823	—	—	—	—	—	—	(23,815)

Net unrealized loss on investments net of tax benefit of $28,411	—	—	—	—	—	—	(52,764)	(52,764)

Comprehensive income								457,828
Issuance of common stock under incentive plans	—	—	38,552	—	—	—	—	38,552
Issuance of restricted stock	—	—	—	(2,324)	—	—	—	(2,324)
Amortization of restricted stock	—	—	—	481	—	—	—	481
Treasury stock purchased, net	—	(511,806)	—	—	—	—	—	(511,806)
Dividends paid	—	—	—	—	(6,831)	—	—	(6,831)
Warrants repurchased by affiliate	—	—	(2,075)	—	—	—	—	(2,075)

BALANCE, DECEMBER 31, 2005	$97	$(688,048)	$1,318,910	$(1,843)	$2,913,649	$2,135	$117,980	$3,662,880

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2005	2004	2003
	(In thousands)
Cash flows from operating activities:
Net income	$522,854	$518,653	$385,901
Adjustments to reconcile net income to net cash provided by operating activities:
Net gains on sales of securities and changes in fair value of derivative instruments	(45,808)	(97,934)	(21,526)
Net recoveries (payments) from settlement of credit derivatives	7,594	(11,708)	(2,500)
Equity in net income of affiliates	(217,692)	(180,550)	(105,476)
Distributions from affiliates	144,161	82,300	27,450
Proceeds from sales of trading securities	49,944	28,822	24,910
Purchases of trading securities	(31,033)	(49,699)	(38,015)
Cash paid for clawback	(37,645)	(76,882)	—
Increase in unearned premiums, net	131,635	51,316	100,521
Net (increase) decrease in deferred policy acquisition costs	(16,038)	7,524	(35,192)
Increase in reserve for losses and loss adjustment expenses, net	3,412	7,008	167,579
Deferred income tax provision	147,156	135,026	74,691
Impairment of goodwill	—	—	7,222
Change in prepaid federal income taxes	(125,365)	(101,309)	(64,704)
Depreciation and other amortization, net	34,040	27,956	17,310
Change in other assets	25,788	(7,283)	(42,847)
Change in accounts payable and accrued expenses	(22,617)	76,501	67,110

Net cash provided by operating activities	570,386	409,741	562,434

Cash flows from investing activities:
Proceeds from sales of fixed-maturity investments available for sale	634,946	971,390	1,214,696
Proceeds from sales of equity securities available for sale	72,256	219,078	73,280
Proceeds from redemptions of fixed-maturity investments available for sale	218,189	235,773	236,003
Proceeds from redemptions of fixed-maturity investments held to maturity	55,999	95,229	84,958
Purchases of fixed-maturity investments available for sale	(1,150,963)	(1,427,588)	(2,108,476)
Purchases of equity securities available for sale	(77,078)	(229,553)	(90,699)
Sales (purchases) of short-term investments, net	97,781	(202,423)	(74,244)
Proceeds from sales of other invested assets	1,438	3,495	2,559
Purchases of property and equipment	(8,260)	(19,060)	(34,564)
Proceeds from sales of investments in affiliates	15,652	6,229	3,395
Investment in affiliates	—	(5,501)	—
Other	—	7,582	(45)

Net cash used in investing activities	(140,040)	(345,349)	(693,137)

Cash flows from financing activities:
Dividends paid	(6,831)	(7,575)	(7,491)
Proceeds from issuance of common stock under incentive plans	38,552	22,875	23,215
Purchase of treasury stock, net	(511,806)	(115,739)	(8,635)
Repayment of short-term debt	—	—	(75,000)
Redemption of long-term debt	(220,000)	—	—
Issuance of long-term debt	249,555	—	246,167
Debt issuance costs	(2,168)	—	—
Capital issuance costs	—	—	(2,353)

Net cash (used in) provided by financing activities	(452,698)	(100,439)	175,903

Effect of exchange rate changes on cash	(481)	(442)	—
(Decrease) increase in cash	(22,833)	(36,489)	45,200

Cash, beginning of year	30,680	67,169	21,969

Cash, end of year	$7,847	$30,680	$67,169

Supplemental disclosures of cash flow information:
Income taxes paid	$228,488	$168,514	$137,699

Interest paid	$42,948	$38,859	$34,602

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of the Business

Radian Group Inc. provides, through its subsidiaries and affiliates, credit protection products and financial services to mortgage lenders and other financial institutions. Our principal business segments are mortgage insurance, financial guaranty insurance and financial services.

Private mortgage insurance and risk management services are provided to mortgage lending institutions located throughout the United States through our principal mortgage guaranty subsidiaries, Radian Guaranty Inc. (“Radian Guaranty”), Amerin Guaranty Corporation (“Amerin Guaranty”) and Radian Insurance Inc. (“Radian Insurance”) (collectively referred to as “Mortgage Insurance”). Private mortgage insurance generally protects lenders from all or a portion of default-related losses on residential first-mortgage loans made to homebuyers who make down payments of less than 20% of the home’s purchase price. Private mortgage insurance also facilitates the sale of these mortgages in the secondary market. Radian Guaranty currently offers two principal types of private mortgage insurance coverage, primary and pool. At December 31, 2005, primary insurance comprised 67.4% of Mortgage Insurance’s risk in force and pool insurance comprised 7.1% of Mortgage Insurance’s risk in force. Amerin Guaranty writes mortgage insurance on second-lien mortgages, and Radian Insurance writes credit insurance on non-traditional mortgage-related assets such as second-lien mortgages, net interest margin securities (“NIMs”) and international mortgages and provides credit enhancement to capital market transactions including credit default swaps and wraps of asset-backed securities. These products are included in other risk in force, which was $9.7 billion at December 31, 2005, representing 25.5% of Mortgage Insurance’s risk in force.

On February 28, 2001, we acquired the financial guaranty insurance (“Financial Guaranty”) and other businesses of Enhance Financial Services Group Inc. (“EFSG”), a New York-based insurance holding company that mainly insures and reinsures credit-based risks. In addition, as part of the acquisition, we have an ownership interest in two credit-based asset businesses (see Note 4). Several smaller businesses are either in run-off or have been terminated. The excess of purchase price over fair value of net assets acquired of $56.7 million represents the future value of insurance profits, which is being amortized over a period that approximates the future life of the insurance book of business. During 2005 and 2004, we amortized $2.1 million and $12.5 million, respectively, related to this transaction. The 2004 amount includes $10.0 million related to the recapture of previously ceded business that occurred in the first quarter of 2004.

Effective June 1, 2004, EFSG’s two main operating subsidiaries, Radian Asset Assurance Inc. (“Radian Asset Assurance”) and Radian Reinsurance Inc. (“Radian Reinsurance”) were merged, with Radian Asset Assurance as the surviving company. Through this merger, the financial guaranty reinsurance business formerly conducted by Radian Reinsurance was combined with the direct financial guaranty business conducted by Radian Asset Assurance. The merger also combined the assets, liabilities and stockholders’ equity of the two companies. The combined company is rated Aa3 (with a stable outlook) by Moody’s Investor Service (“Moody’s”), AA (with a negative outlook) by Standard & Poor’s Ratings service (“S&P”) and AA (with a negative outlook) by Fitch Ratings (“Fitch”). These ratings, other than Fitch’s ratings outlook, which was revised on April 27, 2005, are the same as those ratings assigned to Radian Asset Assurance immediately before the merger.

On April 27, 2005, Fitch affirmed the “AA” insurance financial strength rating of Radian Asset Assurance and Radian Asset Assurance Limited (“RAAL”), a subsidiary of Radian Asset Assurance that is authorized to conduct insurance business in the United Kingdom (“U.K.”). We believe that, through RAAL, we have additional opportunities to write financial guaranty insurance in the U.K. and, subject to compliance with the European passporting rules, in other countries in the European Union. In particular, we expect that RAAL will continue to build its structured products business in the U.K. and throughout the European Union. In September 2004, the Financial Services Authority authorized Radian Financial Products Limited (“RFPL”), another subsidiary of Radian Asset Assurance, to transact as a Category A Securities and Futures Firm permitting it to act as a principal on credit default swap risk. Following receipt of this authorization, management decided that RFPL should focus its core business on arranging credit default swap risk for RAAL and Radian Asset Assurance. Accordingly, we expect to use RFPL solely for negotiating and arranging credit default swaps with counterparties located in the U.K. or other European countries with portions of the risk being assumed by RAAL and Radian Asset Assurance. As a result, we intend to seek to lower the category of authorization for RFPL commensurate with this limited purpose.

The financial services segment includes the credit-based businesses conducted through our affiliates, Credit-Based Asset Servicing and Securitization LLC (“C-BASS”) and Sherman Financial Group (“Sherman”). We own a 46% interest in C-BASS and a 34.58% interest in Sherman. C-BASS is a mortgage investment and servicing firm specializing in subprime residential mortgage assets and residential mortgage-backed securities. By using sophisticated analytics, C-BASS essentially seeks to take advantage of what it believes to be the mispricing of credit risk for certain assets in the marketplace. Sherman is a consumer asset and servicing firm specializing in charged-off and bankruptcy plan consumer assets and charged-off high Loan-to-Value (“LTV”) mortgage receivables that it generally purchases at deep discounts from national financial institutions and major retail corporations and subsequently collects upon these receivables. In March 2005, Sherman acquired CreditOne, a credit card bank that provides Sherman with the ability to originate subprime credit card receivables.

On December 30, 2003, we announced that we would cease operations of RadianExpress.com Inc. (“RadianExpress”) an Internet-based settlement company that provided real estate information products and services to the first- and second-mortgage industry. During the first quarter of 2004, RadianExpress ceased processing new orders and began completing the final processing of the remaining transactions. The cessation of operations resulted in a pre-tax charge of $13.0 million in the fourth quarter of 2003, which includes the write-down of the remaining goodwill of $7.2 million and provisions for severance, leasehold commitments, and other charges of approximately $5.8 million. These amounts are included in operating expenses in the consolidated statements of income and resulted in an after-tax earnings reduction of $8.4 million or $.09 per share in 2003. Income and expense from RadianExpress operations for 2005 and 2004 were immaterial. RadianExpress completed the final processing of all remaining transactions in the first quarter of 2005. The results of RadianExpress had been included in the financial services segment.

Until September 30, 2004, our financial guaranty business also included our ownership interest in Primus Guaranty, Ltd. (“Primus”), a Bermuda holding company and parent to Primus Financial Products, LLC, which provides credit risk protection to derivatives dealers and credit portfolio managers on individual investment-grade entities. In September 2004, Primus issued shares of its common stock in an initial public offering. We sold a portion of our shares in Primus as part of this offering and recorded a pre-tax gain of approximately $1.0 million on the sale. As a result of our reduced ownership and influence over Primus after it became a public company, we reclassified our investment in Primus to our equity securities portfolio in September 2004 and, as such, began recording changes in fair value of the Primus securities as other comprehensive income rather than recording income or loss as equity in net income of affiliates beginning with the fourth quarter of 2004. In 2005 and during the first quarter of 2006, we sold all of our remaining shares of Primus common stock, recording a pre-tax gain of $2.8 million in 2005 and a pre-tax gain of $21.4 million in the first quarter of 2006.

In October 2005, we announced that we would be exiting the trade credit reinsurance line of business, which had been part of our financial guaranty segment. Accordingly, we currently are executing a plan to place this line of business into run-off and have ceased initiating any new trade credit reinsurance contracts going forward. We expect that our existing trade credit reinsurance business will take several years to run off, although the bulk of the remaining premiums will be earned and claims paid during the next two years. We do not expect that our move to exit the trade credit reinsurance line of business, which is not considered by management to be core to our financial guaranty business, will impact the overall profitability or business position of our financial guaranty business in a material way.

2.	Significant Accounting Policies

Consolidation

The accompanying financial statements include the accounts of all subsidiaries. Companies in which we, or one of our subsidiaries, own interests ranging from 20% to 50%, or companies over which we have significant influence, are accounted for in accordance with the equity method of accounting (see Note 4). All intercompany accounts and transactions, and intercompany profits and losses, have been eliminated.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, FIN 46 was revised in FIN 46R. The FASB partially delayed FIN 46’s implementation until no later than the end of the first reporting period after March 15, 2004. Under the provisions of FIN46R, we need to determine whether we have a variable interest in Variable Interest Entities (“VIE”), and if so, whether that variable interest would cause us to be a primary beneficiary. A VIE is an entity that has (i) equity that is insufficient to permit the entity to finance it activities without additional subordinated financial support from other parties or (ii) equity investors that cannot make significant decisions about the entity’s operations or that do not absorb the expected losses or receive the expected returns on of the entity. A VIE is consolidated by its primary beneficiary, which is the entity that will absorb the majority of the expected losses, receive the majority of the expected residual returns, or both, of the VIE and is required to consolidate the VIE. All other entities not considered VIEs are evaluated for consolidation under existing guidance. We had been a transferor of financial assets (as discussed below in “Other Operations”) considered to be qualifying special-purpose entities (“QSPEs”) described in Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” These QSPEs are not within the scope of FIN 46R. The adoption of FIN 46R did not have a material effect on our financial statements.

Our Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from these estimates.

Insurance Premiums-Revenue Recognition

SFAS No. 60, “Accounting and Reporting by Insurance Enterprises,” specifically excludes mortgage insurance from its guidance relating to the earning of insurance premiums. Consistent with GAAP and industry accounting practices, mortgage insurance premiums written on an annual and multi-year basis are initially deferred as unearned premiums and earned over the policy term, and premiums written on a monthly basis are earned over the period that coverage is provided. Annual premiums are amortized on a monthly, straight-line basis. Multi-year premiums are amortized over the terms of the contracts in accordance with the anticipated claim payment pattern based on historical industry experience. Ceded premiums written are initially set up as prepaid reinsurance and are amortized in accordance with direct premiums earned. Premiums on certain structured transactions are recognized over the period that coverage is provided. Deferred residual premiums on certain structured transactions are recognized in income when collectibility is reasonably certain. Credit enhancement fees on derivative mortgage guaranty contracts are included in premiums written and are earned over the period that credit protection is provided.

In our financial guaranty business, insurance premiums are earned in proportion to the level of amortization of insured principal over the contract period or over the period that coverage is provided. Unearned premiums represent that portion of premiums that will be earned over the remainder of the contract period, based on information reported by ceding companies and management’s estimates of amortization of insured principal on policies written on a direct basis. When insured issues are refunded or called, the remaining premiums are generally earned at that time because the risk to us is eliminated. Credit enhancement fees on derivative financial guaranty contracts are included in premiums written and are earned over the period that credit protection is provided.

With the exception of our trade credit reinsurance product, net premiums written in our financial guaranty reinsurance business are recorded using actual information received from cedants on a one-month lag. Accordingly, the net written premiums for any given period exclude those from the last month of that period and include those from the last month of the immediately preceding period. The use of information from cedants does not require us to make significant judgments or assumptions because historic collection rates and counterparty strength makes collection of all assumed premiums highly likely. Net premiums written for the years ended December 31, 2005, 2004 and 2003 include $35.0 million, $59.3 million and $64.8 million, respectively, of assumed premiums related to our trade credit reinsurance products. Included in these amounts are estimates based on quarterly projections provided by ceding companies. Over the life of the reinsured business, these projections are replaced with actual results and, historically, the difference between the projections and actual results has not been material. Accordingly, we do not record any related provision for doubtful accounts with respect to our trade credit reinsurance product.

Reserve for Losses and Loss Adjustment Expenses (“LAE”)

Our mortgage insurance reserve for losses and LAE consists of estimated losses from claims and the estimated cost of settling claims on defaults (or delinquencies) reported and defaults that have occurred but have not been reported. SFAS No. 60 specifically excludes mortgage guaranty insurance from its guidance relating to the reserve for losses. Consistent with GAAP and industry accounting practices, we generally do not establish loss reserves for future claims on insured loans that are not currently in default or believed to be in default. In determining the liability for unpaid losses related to reported outstanding defaults, we establish loss reserves on a case-by-case basis. The amount reserved for any particular loan is dependent upon the characteristics of the loan, the status of the loan as reported by its servicer and macroeconomic factors such as regional economic conditions that involve significant variability over time, as well as more static factors such as the estimated foreclosure period in the area in which the default exists. With respect to known defaults, we do not establish reserves for losses until we are notified that a borrower has missed two payments. As the default progresses closer to foreclosure, the amount of loss reserve for that particular loan is increased, in stages, to approximately 100% of our exposure and that adjustment is included in current operations. With respect to delinquent loans that are in the early stage of delinquency, considerable judgment is exercised as to the adequacy of reserve levels. We rely on historical models and make adjustments to our estimates based on current economic conditions and recent trend information. These adjustments in estimates for delinquent loans in the early stage of delinquency are more judgmental in nature than for loans that are in the later stage of delinquency. If the default cures, the reserve for that loan is removed from the reserve for losses and LAE. This curing process causes an appearance of a reduction in reserves from prior years if the reduction in reserves from cures is greater than the additional reserves for those loans that are nearing foreclosure or that have become claims. We also reserve for defaults that have occurred but have not been reported by using historical information on defaults not reported on a timely basis by lending institutions. We generally do not establish reserves for mortgages that are in default if we believe we will not be liable for the payment of a claim with respect to that default. Our estimates are continually reviewed and adjustments are made as they become necessary.

In January 2005, we implemented a revised modeling process to assist us in establishing reserves in the mortgage insurance business. In recent years, with the growth in the Alt-A and non-prime business, we realized that the change in the portfolio mix required us to segment the portfolio and evaluate the reserves required for each differently. The previous model had been designed for a prime product only and needed to be updated with many years of additional data. The revised model differentiates between prime and non-prime products and takes into account the different loss development patterns, borrower behavior that is inherent in these products, whether we are in a first- or second-loss position and whether there are deductibles on the loan. The model calculates a range of reserves by product and a midpoint for each product based on historical factors. We then evaluate other conditions, such as current economic conditions, regional housing conditions and the reliability of historical data for new products, to determine if an adjustment to the midpoint calculated by the model is necessary. The new model resulted in no adjustment to the overall reserve for losses that we recorded.

For certain non-derivative structured mortgage insurance contracts such as NIMs and financial guaranty wraps, we establish loss reserves based on the estimated cost of setting claims and associated LAE, adjusted for estimated recoveries under salvage or subrogation rights. The loss reserves for these non-derivative structured mortgage insurance contracts are comprised of both specific reserves and non-specific reserves. The risk in force and reserve for losses relating to these contracts was $531 million and $9.3 million, respectively, at December 31, 2005. The reserving policy for these contracts is similar to the reserving policy used in our financial guaranty business as more fully discussed below and continues to evolve and is subject to change.

The following description of our financial guaranty loss reserving policy relates only to non-derivative financial guaranty contracts provided through financial guaranties of direct and assumed insurance business. Our financial guaranty insurance contracts provide an unconditional and irrevocable guaranty to the holder of a financial obligation that, upon payment default by the insured party, we will pay the full amount of principal and interest on an insured obligation when due. Our financial guaranty reinsurance contracts provide for reimbursement to the primary insurer under a reinsured financial guaranty contract when the primary insurer is obligated to pay principal and interest on an insured obligation.

We establish loss reserves on our financial guaranty contracts based on the estimated cost of settling claims, including associated LAE, adjusted for estimated recoveries under salvage or subrogation rights. LAE consists of the estimated cost of the claims administration process, including legal fees and other associated fees and expenses. Our financial guaranty loss reserves are comprised of specific reserves (which we refer to as “case reserves”) and non-specific reserves. As discussed below, the reserving policies used by the financial guaranty industry are continuing to evolve and are subject to change.

We record case reserves for losses and related LAE when a guaranteed obligation defaults in payment, which may be different from the way other financial guarantors establish case reserves. In the case of direct financial guaranty contracts, we determine the existence of payment default and record case reserves when we determine that a default has occurred, based on a report from the insured party or based on our surveillance efforts. In the case of financial guaranty reinsurance, we rely mostly on information provided by the primary insurer as confirmed by us, as well as on specific knowledge of the claim, in recording related case reserves. At December 31, 2005, we had case and LAE reserves of $58.0 million. Of this amount, $50.8 million was attributable to a single manufactured housing transaction originated and serviced by Conseco Finance Corp. We have a high degree of certainty that we will suffer losses with respect to this insured obligation equal to the amount reserved, which equals the total amount of the remaining insured obligation. The case and LAE reserves also include $6.7 million attributable to 37 reinsured obligations on which our total par outstanding is $33.4 million. These reserves are established based on amounts conveyed to us by the ceding companies and confirmed by us. We do not have any reasonable expectation that the ultimate losses will deviate materially from the amount reserved. The remaining $0.5 million of case and LAE reserves is attributable to two insured obligations for which we have LAE reserves established partially offset by salvage recoveries on two other insured obligations.

We record non-specific reserves to reflect the deterioration of insured credits that have not yet defaulted. We determine this deterioration in two separate ways. First, we record non-specific reserves for losses when we identify through our surveillance procedures or, in the case of reinsurance, after we confirm information provided by the primary insurer regarding specific significant deterioration events that have occurred with respect to specific insured credits that have not yet defaulted. We refer to this category of our non-specific reserves as “allocated non-specific reserves.” At December 31, 2005, three credits were included in our allocated non-specific reserves. We expect that we will suffer losses with respect to these insured obligations equal to the amount reserved.

Second, because we believe that inherent deterioration begins immediately and continues over time on our remaining portfolio, we also record non-specific reserves for losses, on a portfolio basis, on the credits in our portfolio for which we do not have a case reserve or an allocated non-specific reserve. We refer to this category of non-specific reserves as “unallocated non-specific reserves.”

Our unallocated non-specific reserves are established over time by applying expected default factors to the premiums earned during each reporting period on each credit for which we have not established a case reserve or an allocated non-specific reserve. The expected frequency and severity of losses for each credit is generated from three sources–two that are published by major rating agencies and one that is generated by a proprietary internal model-based on the product class, published rating and term to maturity for each credit. We set the expected life-time losses for each credit at the approximate midpoint of the range between the highest and lowest expected life-time loss factors generated by the rating agency and internally generated models. The default rates published by rating agencies tend to be very low because we mainly insure investment-grade obligations that, historically, have a very low probability of default. Although the default rate is low, the amount of losses upon default can be very high because we tend to insure large financial obligations. Because of the low incidence of losses on financial guaranty obligations, it is also very difficult to estimate the timing of losses on our insured obligations for which we have not yet established a case reserve or allocated non-specific reserve. The default factors for the years ended December 31, 2005, 2004 and 2003 approximated 10% of earned premiums on public finance credits and 20% of earned premiums on structured finance credits.

Our unallocated non-specific loss reserve at December 31, 2005, was $54.9 million. The range between the unallocated non-specific reserves that would have resulted from applying the highest and lowest default factors generated by any of the three models was approximately $18 million to $75 million, which we believe provides a reasonably likely range of expected losses. None of the product types that we insure accounted for a materially disproportionate share of the variability within that range.

At each balance sheet date, we also evaluate both the model-generated default factors and our unallocated non-specific reserves against management’s subjective view of qualitative factors to ensure that the default factors and the unallocated non-specific reserves represent management’s best estimate of the expected losses on our portfolio of credits for which we have not established a case reserve or an allocated non-specific reserve. These qualitative factors include existing economic and business conditions, overall credit quality trends resulting from industry, geographic, economic and political conditions, recent loss experience in particular segments of the portfolio, changes in underwriting policies and procedures and seasoning of the book of business. The macroeconomic factors that we evaluate are outside of our control and are subject to considerable variability. Our specific factors that we evaluate also require that we make subjective judgments. In addition, a significant change in the size of our portfolio underlying the unallocated non-specific reserves, such as through the expiration of policies or the refunding or recapture of insured exposures, could require an adjustment to the default factors or our level of unallocated non-specific reserves. To date, our evaluation of these qualitative factors has not led us to adjust the default factors or our level of unallocated non-specific reserves. Our estimates of the reserves for losses and LAE for our financial guaranty segment’s other lines of business, principally trade credit reinsurance, depend upon the receipt of accurate reports and individual loss estimates from ceding companies. The time lag in receiving reports on individual loss estimates in trade credit reinsurance is generally three to six months. We use historical loss information and make inquiries to the cedants of known events as a means of validating our loss assumptions while awaiting more formal updated reports. Any differences in viewpoints are resolved expeditiously and have historically not resulted in material adjustments. In addition, a reserve is established for losses and LAE incurred but not reported (“IBNR”), on trade credit reinsurance.

Once a case reserve is established with respect to an insured credit, an offsetting adjustment typically is made to the non-specific reserve. This offsetting adjustment may or may not be on a dollar-for-dollar basis, depending on the size of the necessary case reserve and the sufficiency of the non-specific reserve with respect to the other credits in our portfolio. In addition, the establishment of case reserves may require a provision beyond what is included in non-specific reserves. The establishment of reserves can reduce our net income when unallocated non-specific reserves are increased, when allocated non-specific reserves are established in an amount that exceeds unallocated non-specific reserves, or when case reserves are established in an amount that exceeds non-specific reserves. Conversely, a reduction of reserves, due to improved economic conditions or a cure of a default with respect to a specific credit for which a case reserve has been established, or otherwise, can lead to an increase in our net income.

We discount financial guaranty case reserves arising from defaults that involve claim payments over an extended period of time. The discount rate corresponds to our individual statutory company investment yield of 4.40% in 2005, compared to 4.14% in 2004 and 4.05% and 4.75% in 2003 (different rates were used for Radian Reinsurance and Radian Asset Assurance prior to their merger in 2004). Discounted liabilities at December 31, 2005, were $0.5 million, net of discounts of $0.1 million, compared to discounted liabilities of $5.8 million, net of discounts of $0.2 million at December 31, 2004, and discounted liabilities of $17.5 million, net of discounts of $3.2 million at December 31, 2003. We do not discount our non-specific reserves.

As an insurance enterprise, we rely principally on SFAS No. 60, “Accounting and Reporting by Insurance Enterprises,” in establishing loss reserves with respect to our financial guaranty business. With respect to our case reserves, we follow the guidance of SFAS No. 60 regarding the establishment of reserves upon the occurrence of an insured event. Although SFAS No. 60 provides guidance to insurance enterprises, it was adopted before the financial guaranty industry came into prominent existence and it does not comprehensively address the unique attributes of financial guaranty insurance. For example, SFAS No. 60 prescribes differing reserving treatment depending on whether a contract fits within SFAS No. 60’s definition of a short-duration contract or a long-duration contract. Financial guaranty contracts have elements of long-duration insurance contracts in that they are irrevocable and extend over a period that may extend 30 years or more but are reported for regulatory purposes as property and liability insurance, normally considered short-duration contracts. Because of these ambiguities in the application of SFAS No. 60 to our loss reserving policy, we do not believe that SFAS No. 60 alone provides sufficient guidance for our reserving policy, particularly with respect to the establishment of non-specific reserves before an insured event occurs. As a result we, and to our knowledge, other members of the financial guaranty industry, supplement the principles of SFAS No. 60 with those of SFAS No. 5, “Accounting for Contingencies,” which calls for the establishment of reserves when it is probable that a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated. We also rely by analogy on SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” and the Emerging Issues Task Force (“EITF”) Issue No. 85-20, “Recognition of Fees for Guaranteeing a Loan,” which state that a guarantor should perform an ongoing assessment of the probability of loss to determine if a liability (and a loss) should be recognized under SFAS No. 5. The establishment of non-specific reserves for credits that have not yet defaulted is a practice followed by the entire financial guaranty industry, although we acknowledge that there may be differences in the specific methodologies used by other financial guarantors in establishing these reserves. We believe that our financial guaranty loss reserve policy is appropriate under the applicable accounting literature, and that it best reflects the fact that credit-based insurance involves a gradual deterioration of credit over time. However, because of the lack of specific accounting literature comprehensively addressing the unique attributes of financial guaranty contracts, the accounting principles applicable to our loss reserving policy are subject to change.

On June 8, 2005, the FASB added a project to its agenda to consider the accounting by insurers for financial guaranty insurance. The FASB will consider several aspects of the insurance accounting model, including claims liability recognition, premium recognition and the related amortization of deferred policy acquisition costs. In addition, we also understand that the FASB may expand the scope of this project to include income recognition and loss reserving methodology in the mortgage insurance industry. Proposed and final guidance from the FASB regarding accounting for financial guaranty insurance is expected to be issued in 2006. When and if the FASB or the Securities and Exchange Commission (“SEC”) reaches a conclusion on these issues, we and the rest of the financial guaranty and mortgage insurance industries may be required to change some aspects of our accounting policies. If the FASB or the SEC were to determine that we should account for our financial guaranty contracts differently, for example by requiring them to be treated solely as one or the other of short-duration or long-duration contracts under SFAS No. 60, this determination could impact our accounting for loss reserves, premium revenue and deferred acquisition costs, all of which are covered by SFAS No. 60. Management is unable to estimate what impact, if any, the ultimate resolution of this issue will have on our financial condition or operating results.

Reserves for losses and LAE for Financial Guaranty’s other lines of business, principally trade credit reinsurance, are established solely under SFAS No. 60 because we believe that the nature of the trade credit reinsurance business fits within the short-duration contract framework of SFAS No. 60. These reserves are based on reports and individual loss estimates received from ceding companies, net of anticipated estimated recoveries under salvage and subrogation rights. The time lag in receiving reports on individual loss estimates in trade credit reinsurance is generally three to six months. We use historical loss information and make inquiries to the cedants of known events as a means of validating our loss assumptions while awaiting more formal updated reports. Any differences in viewpoints are resolved expeditiously and have historically not resulted in material adjustments. With respect to receiving reports on individual loss estimates in the other lines of reinsurance business, we have historically experienced prompt reporting and consistent results in determining reserves. In addition, the frequency of loss in the other lines of reinsurance business is low.

The following table shows our case and non-specific reserves for losses and loss adjustment expenses for our financial guaranty business, and case reserves and IBNR related to the non-financial guaranty businesses included in our financial guaranty segment as of the indicated dates (in thousands):

	Financial Guaranty			Trade Credit and Other
	Case Reserves	Non-Specific Allocated Reserves	Non-Specific Unallocated Reserves	Case Reserves	IBNR	Total
Balance at December 31, 2002	$34,167	$—	$48,007	$42,702	$14,996	$139,872
Less Reinsurance Recoverable	—	—	—	2,086	87	2,173

Net Loss Reserves at December 31, 2002	34,167	—	48,007	40,616	14,909	137,699
Total Incurred	—	—	128,053	29,005	9,724	166,782
Transfers	12,363	117,000	(129,363)	—	—	—
Total Paid	1,801	—	—	28,090	—	29,891

Net Loss Reserves at December 31, 2003	44,729	117,000	46,697	41,531	24,633	274,590
Plus Reinsurance Recoverable	—	—	—	1,868	449	2,317

Loss Reserves at December 31, 2003	44,729	117,000	46,697	43,399	25,082	276,907
Less Reinsurance Recoverable	—	—	—	1,868	449	2,317

Net Loss Reserves at December 31, 2003	44,729	117,000	46,697	41,531	24,633	274,590
Total Incurred	—	—	21,634	18,119	16,145	55,898
Transfers	118,833	(107,250)	(11,583)	—	—	—
Total Paid	65,203	—	—	28,264	—	93,467
Foreign Exchange Adjustment	—	—	—	1,086	1,038	2,124

Net Loss Reserves at December 31, 2004	98,359	9,750	56,748	32,472	41,816	239,145
Plus Reinsurance Recoverable	—	—	—	1,654	581	2,235

Loss Reserves at December 31, 2004	98,359	9,750	56,748	34,126	42,397	241,380
Less Reinsurance Recoverable	—	—	—	1,654	581	2,235

Net Loss Reserves at December 31, 2004	98,359	9,750	56,748	32,472	41,816	239,145
Total Incurred	—	—	14,307	16,138	1,072	31,517
Transfers	(1,823)	18,000	(16,177)	—	—	—
Total Paid	38,523	—	—	26,160	—	64,683
Foreign Exchange Adjustment	—	—	—	(1,899)	(1,987)	(3,886)

Net Loss Reserves at December 31, 2005	58,013	27,750	54,878	20,551	40,901	202,093
Plus Reinsurance Recoverable	—	—	—	1,517	1,182	2,699

Loss Reserves at December 31, 2005	$58,013	$27,750	$54,878	$22,068	$42,083	$204,792

We periodically evaluate our estimates for losses and LAE and adjust such reserves based on our actual loss experience, mix of business and economic conditions. Changes in total estimates for losses and LAE are reflected in current earnings. We believe that our total reserves for losses and LAE are adequate to cover the ultimate cost of all claims net of reinsurance recoveries. Setting the loss reserves in both business segments involves significant reliance upon estimates with regard to the likelihood, magnitude and timing of a loss. The models and estimates we use to establish loss reserves may not prove to be accurate, especially during an extended economic downturn. There can be no assurance that we have correctly estimated the necessary amount of reserves or that the reserves established will be adequate to cover ultimate losses on incurred defaults.

Fair Value of Derivative Financial Guaranty Contracts

We account for derivatives under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted (“SFAS No. 133”). The gains and losses on direct derivative financial guaranty contracts are derived from internally generated models. The gains and losses on assumed derivative financial guaranty contracts are provided by the primary insurance companies. With respect to our derivative financial guaranty contracts, we estimate fair value amounts using market information, to the extent available, and appropriate valuation methodologies. For CDO’s, credit spreads on individual names in our collateral pool are used to determine an equivalent risk tranche on an industry standard credit default swap index. We then estimate the price of our equivalent risk tranche based on observable market prices of standard risk tranches on the industry standard credit default swap index. When credit spreads on individual names are not available, the average credit spread on the credit rating of the name is used. For certain structured transactions, dealer quotes on similar structured transactions are used. Significant differences may exist with respect to the available market information and assumptions used to determine gains and losses on derivative financial guaranty contracts. We are required to exercise considerable judgment to interpret market data to develop the estimates of fair value. Accordingly, the estimates are not necessarily indicative of amounts we could realize in a current market exchange due to the lack of a liquid market. The use of different market assumptions and/or estimation methodologies may have a significant effect on the estimated fair value amounts. The fair value of derivative financial guaranty contracts is included in assets or liabilities, as appropriate, on our consolidated balance sheets. Settlements under derivative financial guaranty contracts are charged to the change in fair value of derivative instruments on our consolidated balance sheets.

In the fourth quarter of 2005, we refined our mark-to-market model to use actual credit spreads by individual name, when available as discussed above, as compared to our previous version of the model, which used average spreads for similarly rated names. While application of the new model resulted in minimal changes for most of our derivative transactions, one synthetic collateralized debt obligation showed a large difference due to greater spread volatility in the underlying high-yield corporate names included in this transaction. At December 31, 2005, our refined model indicated that a $50.8 million loss should be recognized on this transaction, which was included on our list of intensified surveillance credits at December 31, 2005. On March 2, 2006, Radian Asset Assurance paid $68.0 million to its counterparty in consideration for its counterparty’s terminating this transaction and amending the one other derivative financial guaranty contract insured by Radian Asset Assurance with this same counterparty.

Restricted Cash

Included in cash were amounts restricted as to use of $3.7 million and $6.4 million as of December 31, 2005 and 2004, respectively, representing reserve accounts designed to cover losses on business insured by Radian Guaranty and Radian Insurance under two separate agreements.

Real Estate Acquired and Other Restructurings

Real estate is acquired in our mortgage insurance business segment to mitigate losses. The real estate acquired is included in other assets on our consolidated balance sheets at the lower of cost or net realizable value. Gains or losses from the holding or disposition of real estate acquired are recorded as a decrease or increase to the provision for losses. At December 31, 2005 and 2004, we held $5.8 million and $9.9 million, respectively, of real estate acquired to mitigate losses.

Other restructurings in our financial guaranty business segment may consist of purchasing the insured debt security to mitigate losses. Insured debt securities purchased to mitigate losses are included in other assets on our consolidated balance sheets at the lower of cost or net realizable value. Gains or losses from the holding or disposition of the securities acquired are recorded as net gains and losses on the sale of investments. At December 31, 2005 and 2004, we held $4.1 million and $6.5 million, respectively, of insured debt securities purchased to mitigate losses.

Deferred Policy Acquisition Costs

Costs associated with the acquisition of mortgage insurance business, consisting of compensation and other policy issuance and underwriting expenses, are initially deferred and reported as deferred policy acquisition costs. Because SFAS No. 60 specifically excludes mortgage guaranty insurance from its guidance relating to the amortization of deferred policy acquisition costs, amortization of these costs for each underwriting year book of business is charged against revenue in proportion to estimated gross profits over the estimated life of the policies using the guidance provided by SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments.” This includes accruing interest on the unamortized balance of deferred policy acquisition costs. Estimates of expected gross profit including persistency and loss development assumptions for each underwriting year used as a basis for amortization are evaluated regularly, and the total amortization recorded to date is adjusted by a charge or credit to the statement of income if actual experience or other evidence suggests that earlier estimates should be revised. Considerable judgment is used in evaluating these factors when updating the assumptions. The use of different assumptions would have a significant effect on the amortization of deferred policy acquisition costs. In 2005 and 2004, as a result of these evaluations, we accelerated the amortization of $5.1 million and $11.6 million of policy acquisition costs, respectively, in our mortgage insurance segment.

Deferred policy acquisition costs in the financial guaranty business are comprised of those expenses that vary with, and are principally related to, the production of insurance premiums, including: commissions paid on reinsurance assumed, salaries and related costs of underwriting and marketing personnel, rating agency fees, premium taxes and certain other underwriting expenses, partially offset by commission income on premiums ceded to reinsurers. Acquisition costs are deferred and amortized over the period in which the related premiums are earned for each underwriting year. The amortization of deferred policy acquisition costs is adjusted regularly based on the expected timing of both upfront and installment-based premiums. The estimation of installment–based premiums requires considerable judgment, and different assumptions could produce different results. Deferred policy acquisition costs are reviewed periodically to determine that they do not exceed or are less than recoverable amounts, after considering investment income.

Origination Costs of Derivative Financial Guaranty Contracts

Origination costs of derivative financial guaranty contracts are expensed as incurred.

Income Taxes

We provide for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). As required under SFAS No. 109, our deferred tax assets and liabilities are recognized under the liability method which recognizes the future tax effect of temporary differences between the amounts recorded in the Consolidated Financial Statements and the tax bases of these amounts. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled.

As a mortgage guaranty and financial guaranty insurer, we are eligible for a tax deduction, subject to certain limitations, under Section 832(e) of the Internal Revenue Code for amounts required by state law or regulation to be set aside in statutory contingency reserves. The deduction is allowed only to the extent that we purchase non-interest-bearing U.S. Mortgage Guaranty Tax and Loss Bonds (“T&L bonds”) issued by the Treasury Department in an amount equal to “the tax benefit derived” from deducting any portion of our statutory contingency reserves.

We are currently under examination by the Internal Revenue Service (“IRS”) for the 2000 through 2004 tax years and are regularly audited by tax authorities in other countries and states in which we have significant business operations. To date, no adjustments have been proposed as a result of the IRS audit, which is currently in a discovery phase. We provide tax reserves for federal, state, local and international exposures relating to audit results, tax planning initiatives and compliance responsibilities. We regularly assess the potential outcome of examinations in each of the taxing jurisdictions when determining the adequacy of the provision for income taxes. The development of these reserves requires judgments about tax issues, potential outcomes and timing, and is a subjective significant estimate. Once established, the reserves are adjusted only when there is more information available or when an event occurs necessitating a change to the reserves. Although the outcome of tax examinations is uncertain, in our opinion, adequate provisions for income taxes have been made for potential liabilities emanating from these reviews, including the current IRS audit. If actual outcomes differ materially from these estimates, they could have a material impact on our effective tax rate, results of operations and cash flows.

Foreign Currency Translation

Assets and liabilities denominated in foreign currencies are translated at the year-end exchange rates. Operating results are translated at average rates of exchange prevailing during the year. Unrealized gains and losses, net of deferred taxes, resulting from translation are included in accumulated other comprehensive income in stockholders’ equity. Gains and losses resulting from transactions in foreign currency are recorded in current period net income.

Investments

We are required to group assets in our investment portfolio into three categories: held to maturity, available for sale or trading securities. Fixed-maturity securities for which we have the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. Investments classified as available for sale are reported at fair value, with unrealized gains and losses (net of tax) reported as a separate component of stockholders’ equity as accumulated other comprehensive income. Investments classified as trading securities are reported at fair value, with unrealized gains and losses (net of tax) reported as a separate component of income. For securities classified as either available for sale or held to maturity, we conduct a quarterly evaluation of declines in market value of the investment portfolio asset basis to determine whether the decline is other-than-temporary. This evaluation includes a review of (i) the length of time and extent to which fair value is below amortized cost; (ii) issuer financial condition; and (iii) our intent and ability to retain our investment over a period of time to allow recovery in fair value. We use a 20% decline in price over four continuous quarters as a guide in identifying those securities that should be evaluated for impairment. For securities that have experienced rapid price declines or unrealized losses of less than 20% over periods in excess of four consecutive quarters, classification as other-than-temporary is considered. Factors influencing this consideration include an analysis of the security issuer’s financial performance, financial condition and general economic conditions.

If the decline in fair value is judged to be other-than-temporary, the cost basis of the individual security is written down to fair value through earnings as a realized loss and the fair value becomes the new basis. At December 31, 2005 and 2004, there were no investments held in the portfolio that met these criteria. Realized gains and losses are determined on a specific identification method and are included in income. Other invested assets consist of residential mortgage-backed securities and forward foreign currency contracts and are carried at fair value.

In March 2004, the EITF reached a consensus regarding EITF Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. The consensus provides guidance for evaluating whether an investment is other-than-temporarily impaired on several types of investments, including debt securities classified as held to maturity and available for sale under SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” The disclosure provisions of EITF Issue No. 03-1 continue to be effective for our financial statements for the year ended December 31, 2005.

On November 3, 2005, the FASB issued FASB Staff Position (“FSP”) Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investment”. This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. This FSP nullifies certain requirements of EITF Issue 03-1 and supersedes EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment Upon the Planned Sale of a Security Whose Cost Exceeds Fair Value”. The guidance in this FSP also amends FASB No. 115. This FSP is effective for reporting periods beginning after December 15, 2005. The impact from the adoption of this guidance is not expected to be material.

Fair Values of Financial Instruments

Fair values for fixed-maturity securities (including redeemable preferred stock) and equity securities are based on quoted market prices, dealer quotes and prices obtained from independent pricing services. Short-term investments are carried at amortized cost, which approximates fair value.

Derivative Instruments and Hedging Activities

We account for derivatives under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted (“SFAS No. 133”). In general, SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their respective fair values. All derivative instruments are recognized in the consolidated balance sheets as either assets or liabilities, depending on the rights or obligations under the contracts. Transactions that the we have entered into that are accounted for under SFAS No. 133 include investments in convertible debt securities, interest-rate swaps, selling credit protection in the form of credit default swaps and certain financial guaranty contracts that are considered credit default swaps. Credit default swaps and certain financial guaranty contracts that are accounted for under SFAS No. 133 are part of our overall business strategy of offering mortgage credit enhancement and financial guaranty protection to our customers. The interest-rate swaps qualify as hedges and are accounted for as fair-value hedges. The embedded equity derivatives contained within our investment in convertible debt securities and the sale of credit protection in the form of credit default swaps do not qualify as hedges under SFAS No. 133, so changes in their fair value are included in the periods presented in current earnings in our consolidated statements of income. Net unrealized gains and losses on credit default swaps and certain other financial guaranty contracts are included in assets or liabilities, as appropriate, on our consolidated balance sheets. There is no reserve for losses recognized on derivative contracts. Any equivalent reserve would be embedded in the unrealized gains and losses. Settlements under derivative financial guaranty contracts are charged to assets or liabilities, as appropriate. From time to time, or as conditions warrant, we engage in derivative settlements to mitigate counterparty exposure and to provide additional capacity to our customers. During 2005, we received $7.6 million as recoveries of previous default payments on derivative financial guaranty contracts. During 2004, we received $4.0 million of recoveries of previous default payments, paid $18.6 million for default payments and received $2.9 million of early termination receipts. We paid $0.1 million for default payments during 2005. In the first quarter of 2006, we agreed to terminate one derivative financial guaranty contract by paying to our counterparty $68.0 million in consideration.

SFAS No. 133 requires that we split the convertible fixed-maturity securities in our investment portfolio into the derivative and fixed-maturity security components. Over the term of the securities, changes in the fair value of fixed-maturity securities available for sale are recorded in our consolidated statement of changes in common stockholders’ equity through accumulated other comprehensive income or loss. Concurrently, a deferred tax liability or benefit is recognized as the recorded value of the fixed-maturity security increases or decreases. A change in the fair value of the derivative is recorded as a gain or loss in our consolidated statements of income.

A summary of our derivative information as of and for the periods indicated is as follows:

	Year Ended December 31
	2005	2004
	(In millions)
Balance Sheet
Trading Securities
Amortized cost	$68.1	$65.4
Fair value	89.4	86.3
Derivative financial guaranty contracts

Notional value	$30,208.0	$12,500.0

Gross unrealized gains	$98.3	$74.9
Gross unrealized losses	72.1	49.6

Net unrealized gains	$26.2	$25.3

The components of the change in fair value of derivative instruments are as follows:

	Year Ended December 31
	2005	2004	2003
	(In millions)
Income Statement
Trading Securities	$(0.3)	$17.4	$5.2
Gain on termination of Treasury rate lock	1.0	—	—
Derivative financial guaranty contracts	8.4	29.7	(1.1)

Net gains	$9.1	$47.1	$4.1

The following table presents information related to net unrealized gains or losses on derivative financial guaranty contracts (included in assets or liabilities on our consolidated balance sheets).

	December 31
	2005	2004
	(In millions)
Balance at January 1	$25.3	$(16.1)
Net unrealized gains recorded	8.4	29.7
Settlements of derivatives contracts:
Defaults
Recoveries	(7.6)	(4.0)
Payments	0.1	18.6
Early termination receipts	—	(2.9)

Balance at end of period	$26.2	$25.3

The application of SFAS No. 133 could result in volatility from period to period in gains and losses as reported on our consolidated statements of income. These gains and losses are mostly the result of changes in corporate credit spreads, changes in the creditworthiness of underlying corporate entities, and the equity performance of the entities’ underlying the convertible investments. Any incurred gains and losses on such contracts would run through the change in fair value of derivatives. We are unable to predict the effect this volatility may have on our financial position or results of operations.

In accordance with our risk management policies, we enter into derivatives to hedge the interest-rate risk related to the issuance of certain long-term debt. At December 31, 2005, we were a party to two interest-rate swap contracts relating to our 5.625% unsecured senior notes. These interest-rate swaps are designed as fair value hedges that hedge the change in fair-value of our long-term debt arising from interest-rate movements. During 2005 and 2004, the fair value hedges were 100% effective. Therefore, the changes in the fair value of derivative instruments in our consolidated statements of income were offset by the change in the fair value of the hedged debt. These interest-rate swap contracts mature in February 2013.

Terms of the interest-rate swap contracts at December 31, 2005 were as follows (dollars in thousands):

Notional amount	$250,000
Rate received – Fixed	5.625%
Rate paid – Floating (a)	5.663%
Maturity date	February 15, 2013
Unrealized loss	$2,652

(a)	The December 31, 2005 six-month London Interbank Offered Rate (“LIBOR”) forward rate at the next swap payment date plus 87.4 basis points.

In October 2004, we entered into transactions to lock in treasury rates that would have served as a hedge in the event we had issued long-term debt. The notional value of the hedges was $120 million at a blended rate of 4.075%. At December 31, 2004, we had a $1.5 million unrealized gain recorded on the hedges. In January 2005, we discontinued the hedge arrangements and received payments from our counterparties. We realized a gain of $1.0 million at termination in 2005.

Company-Owned Life Insurance

We are the beneficiary of insurance policies on the lives of certain of our officers and employees. We have recognized the amount that could be realized upon surrender of the insurance policies as an asset in our consolidated balance sheets. At December 31, 2005 and 2004, the amount of Company-owned life insurance totaled $59.7 million and $57.4 million, respectively, and is included as a component of other assets.

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

In December 2004, the FASB issued Statement No. 123 (Revised) (“SFAS No. 123R”) that will require compensation cost related to share-based payment transactions to be recognized in an issuer’s financial statements. The compensation cost, with limited exceptions, will be measured based on the grant-date fair value of the equity or liability instrument issued. In October 2005, the FASB issued Staff Position No. FAS 123(R)-2 “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R),” to provide guidance on the application of the term “grant date” in SFAS No. 123R. In accordance with this Staff Position, which is to be applied upon our initial adoption of SFAS No. 123R, the grant date of an award shall be the date the award is approved by our board of directors if, at such time, (i) the recipient of the award does not have the ability to negotiate the key terms and conditions of the award and (ii) the key terms of the award are expected to be communicated to the recipients within a relatively short time period after the date of approval.

Under SFAS No. 123R, liability awards will be required to be re-measured each reporting period. Compensation cost will be recognized over the periods that an employee provides service in exchange for the award. SFAS No. 123R replaces SFAS No. 123 and supersedes APB 25. This statement is effective beginning with the first quarter of an issuer’s fiscal year that begins after June 15, 2005 (the quarter ending March 31, 2006, for us), and applies to all awards granted after the effective date. It is our intention to use the modified prospective method in implementing SFAS No. 123R. Effective January 1, 2006, we will be required to recognize compensation expense for the fair value of stock options that are granted or vest after that date. We intend to continue using the Black-Scholes model in determining the fair value of stock-based compensation issued to employees and directors. The impact to our financial statements, upon adoption, will be similar to that disclosed as stock-based compensation in the table below.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per-share amounts).

	Year Ended December 31
	2005	2004	2003
Net income, as reported	$522,854	$518,653	$385,901
Add: Stock-based employee compensation expense included in reported net income, net of tax	3,094	1,371	1,556
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax	10,785	8,455	7,532

Pro forma net income	$515,163	$511,569	$379,925

Pro forma net income available to common stockholders	$517,034	$514,787	$383,143

Earnings per share
Basic—as reported	$6.10	$5.57	$4.13

Basic—pro forma	$6.02	$5.50	$4.06

Diluted—as reported	$5.91	$5.33	$3.95

Diluted—pro forma	$5.83	$5.26	$3.89

As discussed in Note 11, the Radian Group Inc. Equity Compensation Plan (the “Plan”) provides for the grant of restricted stock to selected key employees of the parent company and its affiliates. We granted, under the Plan, 40,000 shares of restricted stock in May 2005 and an additional 10,000 shares of restricted stock in July 2005, in each case vesting over three years. Deferred compensation was recorded based on the market price at the date of grant. Compensation expense on the restricted stock is recognized over the vesting period of the shares.

The weighted average fair values of the stock options granted during 2005, 2004 and 2003 were $17.43, $18.19 and $14.26, respectively. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants:

	2005	2004	2003
Expected life (years)	5.50	5.50	5.50
Risk-free interest rate	3.65%	3.04%	2.88%
Volatility	32.23%	38.48%	39.39%
Dividend yield	0.16%	0.17%	0.22%

Net Income Per Share

We are required to disclose both “basic” net income per share and “diluted” net income per share. Basic net income per share is based on the weighted average number of common shares outstanding, while diluted net income per share is based on the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of stock options. Diluted shares assume the conversion of our senior convertible debentures, which were outstanding for a full year in 2003 and 2004. We redeemed the entire principal amount outstanding of our senior convertible debentures on August 1, 2005, as discussed in Note 7.

The calculation of the basic and diluted net income per share was as follows (in thousands, except per-share amounts):

	Year Ended December 31
	2005	2004	2003
Net income	$522,854	$518,653	$385,901
Interest expense on convertible senior debentures (net of tax)	1,871	3,218	3,218

Net income available to common stockholders	$524,725	$521,871	$389,119

Average diluted stock options outstanding	4,602.5	4,961.5	5,385.5
Average exercise price per share	$37.85	$33.43	$29.59
Average market price per share—diluted basis	$50.15	$46.65	$41.92
Weighted average common shares outstanding	85,637	93,062	93,531
Increase in shares due to exercise of options—diluted basis	894	1,036	1,112
Increase in shares-contingently convertible debt	2,215	3,810	3,810

Average shares outstanding—diluted	88,746	97,908	98,453

Net income per share—basic	$6.10	$5.57	$4.13

Net income per share—diluted	$5.91	$5.33	$3.95

At December 31, 2005, 2004 and 2003, there were 268,878 options, 274,810 options and 297,600 options, respectively, excluded from the net income per share calculation because the options were anti-dilutive.

Segment Reporting

We have three reportable segments: mortgage insurance, financial guaranty insurance and financial services. The mortgage insurance segment provides mortgage credit protection principally via private mortgage insurance and risk management services to mortgage lending institutions located throughout the United States and globally. Private mortgage insurance protects lenders from all or part of default-related losses on residential first-mortgage loans made mostly to homebuyers who make down payments of less than 20% of the home’s purchase price. Private mortgage insurance also facilitates the sale of these mortgages in the secondary market. Our financial guaranty segment provides credit-related insurance coverage, credit default swaps and certain other financial guaranty contracts to meet the needs of customers in a wide variety of domestic and international markets. Our insurance businesses within the financial guaranty insurance segment includes the assumption of reinsurance from monoline financial guaranty insurers for both public finance bonds and structured finance obligations, the provision of direct financial guaranty insurance for public finance bonds and structured transactions, and trade credit reinsurance. We recently decided to exit the trade credit reinsurance business. We expect that our existing trade credit reinsurance business will take several years to run-off, although the bulk of the remaining premiums will be earned and claims paid during the next two years.

The financial services segment includes the credit-based businesses conducted through our affiliates, C-BASS and Sherman. We own a 46% interest in C-BASS and a 34.58% interest in Sherman. C-BASS is a mortgage investment and servicing firm specializing in credit-sensitive, single-family residential mortgage assets and residential mortgage-backed securities. By using sophisticated analytics, C-BASS essentially seeks to take advantage of what it believes to be the mispricing of credit risk for certain assets in the marketplace. Sherman is a consumer asset and servicing firm specializing in charged-off and bankruptcy plan consumer assets and charged-off high loan-to-value mortgage receivables that it generally purchases at deep discounts from national financial institutions and major retail corporations and subsequently collects upon these receivables. In March 2005, Sherman acquired CreditOne, providing Sherman with the ability to originate subprime credit card receivables. In addition, until the discontinuance of RadianExpress’ operations during the first quarter of 2004 and final processing of all remaining transactions, the financial services segment included the results of RadianExpress, an Internet-based settlement company that provided real estate information products and services to the first- and second-lien mortgage industry.

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

As part of the restructuring, we and MGIC each agreed to sell a 6.92% interest in Sherman to a new entity controlled by Sherman’s management team, thereby reducing our ownership interest and MGIC’s ownership interest to 34.58% for each of us. In return, the new entity controlled by Sherman’s management team paid approximately $15.65 million (which resulted in a $3.3 million loss) to us and the same amount to MGIC. Regulatory approval for this transaction was received in August 2005, and our ownership interest was reduced to 34.58%, retroactive to May 1, 2005. Effective June 15, 2005, Sherman’s employees were transferred to the new entity controlled by Sherman’s management team, and this entity agreed to provide management services to Sherman. Sherman’s management team also agreed to reduce significantly its maximum incentive payout under its annual incentive plan for periods beginning on or after May 1, 2005. This has resulted in Sherman’s net income now being greater than it would have been without a reduction in the maximum incentive payout. Following the restructuring, we expect that our and MGIC’s share of Sherman’s net income will be similar to our respective shares before the restructuring, because although our percentage interest in Sherman is smaller than it was before the restructuring, Sherman’s net income is greater than it would have been if the restructuring had not occurred.

In connection with the restructuring, we and MGIC each also paid $1 million for each of us to have the right to purchase, on July 7, 2006, a 6.92% interest in Sherman from the new entity controlled by Sherman’s management team for a price intended to approximate current fair market value. If either we or MGIC exercise our purchase right but the other fails to exercise its purchase right, the exercising party also may exercise the purchase right of the non-exercising party. Our and MGIC’s representation on Sherman’s Board of Managers will not change regardless of which party or parties exercise the purchase right.

For each of the years ended December 31, 2005, 2004 and 2003, our domestic net premiums earned were $959.0 million, $1,020.2 million, and $1,054.2 million, respectively, and our net premiums earned attributable to foreign countries were approximately $59.7 million, $62.2 million, and $56.2 million, respectively. Because a significant amount of our trade credit reinsurance business line, which we placed in run-off during the fourth quarter of 2005, is written internationally, we anticipate that international net premiums earned from the trade credit reinsurance business will decline over the next few years as existing business runs off and new business is not originated. In addition, long-lived assets located in foreign countries were immaterial for the periods presented.

In the mortgage insurance segment, the highest state concentration of risk in force at December 31, 2005, was Florida at 9.5%, compared to 9.1% at December 31, 2004. However, California still had the highest state concentration of total direct primary and pool insurance in force at December 31, 2005. The percentage of risk in California has been falling due to the high cancellation rate as compared to new business written. At December 31, 2005, California accounted for 10.4% of the mortgage insurance segment’s total direct primary insurance in force, compared to 12.4% at December 31, 2004, and 12.3% of the mortgage insurance segment’s total pool risk in force, compared to 14.7% for 2004. California also accounted for 13.8% of the mortgage insurance segment’s direct primary new insurance written for 2005 and 2004.

The largest single customer of Mortgage Insurance (including branches and affiliates of such customer), measured by new insurance written, accounted for 10.6% of new insurance written in 2005 compared to 9.6% in 2004 and 10.4% in 2003.

The financial guaranty segment derives a substantial portion of its premiums written from a small number of direct primary insurers. In 2005, one primary insurer accounted for approximately $43.3 million of the financial guaranty segment’s gross written premiums. In 2004, two primary insurers accounted for approximately $82.1 million of the financial guaranty segment’s gross written premiums. No other primary insurer accounted for more than 10% of the financial guaranty segment’s gross written premiums during 2005 or 2004. Gross written premiums and net written premiums are not materially different because we do not cede a material amount of business to reinsurers.

We evaluate operating segment performance based principally on net income. Summarized financial information concerning our operating segments, as of and for the year-to-date periods indicated are as follows:

	December 31, 2005
	Mortgage Insurance	Financial Services	Financial Guaranty	Total
	(In thousands)
Net premiums written	$877,632	$—	$223,055	$1,100,687

Net premiums earned	$806,897	$—	$211,773	$1,018,670
Net investment income	118,325	120	89,977	208,422
Net gains (losses) on sales of investments	27,649	(1,748)	10,737	36,638
Change in fair value of derivative instruments	4,110	(185)	5,245	9,170
Other income	19,008	5,304	939	25,251

Total revenues	975,989	3,491	318,671	1,298,151

Provision for losses	359,116	—	31,517	390,633
Policy acquisition costs	62,852	—	52,999	115,851
Other operating expenses	152,731	8,268	64,978	225,977
Interest expense	24,191	3,747	15,105	43,043

Total expenses	598,890	12,015	164,599	775,504

Equity in net income (loss) of affiliates	—	218,053	(361)	217,692

Pretax income	377,099	209,529	153,711	740,339
Provision for income taxes	108,493	73,335	35,657	217,485

Net income	$268,606	$136,194	$118,054	$522,854

Total assets	$4,367,804	$457,572	$2,405,234	$7,230,610
Deferred policy acquisition costs	67,211	—	141,114	208,325
Reserve for losses and loss adjustment expenses	596,210	—	204,792	801,002
Unearned premiums	212,875	—	636,485	849,360
Stockholders’ equity	2,080,445	331,039	1,251,396	3,662,880

	December 31, 2004
	Mortgage Insurance	Financial Services	Financial Guaranty	Total
	(In thousands)
Net premiums written	$866,051	$—	$216,436	$1,082,487

Net premiums earned	$814,553	$—	$214,931	$1,029,484
Net investment income	118,694	98	85,557	204,349
Net gains on sales of investments	44,380	2,424	3,995	50,799
Change in fair value of derivative instruments	11,940	206	34,989	47,135
Other income	24,247	5,989	2,050	32,286

Total revenues	1,013,814	8,717	341,522	1,364,053

Provision for losses	400,936	—	55,898	456,834
Policy acquisition costs	75,487	—	46,343	121,830
Other operating expenses	141,131	12,229	52,327	205,687
Interest expense	20,138	2,500	12,022	34,660

Total expenses	637,692	14,729	166,590	819,011

Equity in net income of affiliates	—	179,128	1,422	180,550

Pretax income	376,122	173,116	176,354	725,592
Provision for income taxes	104,240	60,577	42,122	206,939

Net income	$271,882	$112,539	$134,232	$518,653

Total assets	$4,198,325	$388,975	$2,413,520	$7,000,820
Deferred policy acquisition costs	69,175	—	142,753	211,928
Reserve for losses and loss adjustment expenses	559,632	—	241,380	801,012
Unearned premiums	142,853	—	627,355	770,208
Stockholders’ equity	2,065,290	316,378	1,307,387	3,689,055

	December 31, 2003
	Mortgage Insurance	Financial Services	Financial Guaranty	Total
	(In thousands)
Net premiums written	$741,840	$—	$368,637	$1,110,477

Net premiums earned	$759,620	$—	$248,563	$1,008,183
Net investment income	107,690	36	78,437	186,163
Net gains (losses) on sales of investments	8,123	(2,284)	11,548	17,387
Change in fair value of derivative instruments	3,275	90	774	4,139
Other income	32,003	27,680	3,639	63,322

Total revenues	910,711	25,522	342,961	1,279,194

Provision for losses	309,272	—	166,782	476,054
Policy acquisition costs	70,195	—	58,323	128,518
Other operating expenses	125,951	47,058	38,068	211,077
Interest expense	21,467	3,162	12,913	37,542

Total expenses	526,885	50,220	276,086	853,191

Equity in net income of affiliates	—	95,507	9,969	105,476

Pretax income	383,826	70,809	76,844	531,479
Provision for income taxes	104,013	28,313	13,252	145,578

Net income	$279,813	$42,496	$63,592	$385,901

Total assets	$3,849,210	$314,628	$2,281,929	$6,445,767
Deferred policy acquisition costs	79,542	—	139,237	218,779
Reserve for losses and loss adjustment expenses	513,473	—	276,907	790,380
Unearned premiums	93,415	—	625,234	718,649
Stockholders’ equity	1,850,796	260,918	1,114,130	3,225,844

The reconciliation of segment net income to consolidated net income is as follows:

	Year Ended December 31
	2005	2004	2003
	(In thousands)
Net Income
Mortgage Insurance	$268,606	$271,882	$279,813
Financial Guaranty	118,054	134,232	63,592
Financial Services	136,194	112,539	42,496

Total	$522,854	$518,653	$385,901

Ratings

On April 27, 2005, Fitch affirmed the “AA” insurance financial strength rating RAAL, but revised its Ratings Outlook to Negative from Stable. Fitch’s ratings for us and our other rated subsidiaries are unchanged, and Fitch’s Ratings Outlook for these other entities remains Stable. None of the primary insurance customers of our financial guaranty business have any recapture rights as a result of this ratings action by Fitch.

In May 2004, Moody’s provided Radian Asset Assurance with an initial insurer financial strength rating of Aa3. Prior to the merger of Radian Reinsurance with and into Radian Asset Assurance, Moody’s downgraded the insurance financial strength rating of Radian Reinsurance from Aa2 to Aa3. As a result of this downgrade, two of the primary insurer customers of our financial guaranty reinsurance business had the right to recapture previously written business ceded to our financial guaranty reinsurance business. One of these customers agreed, without cost to or concessions by us, to waive its recapture rights. Effective February 28, 2005, the remaining primary insurer customer with recapture rights recaptured approximately $7.4 billion of par in force that it had ceded to us, including $54.7 million of net premiums written, $4.5 million of which already had been treated as earned under GAAP and was required to be recorded as an immediate reduction of net premiums earned at the time of the recapture. Also in connection with the recapture in the first quarter of 2005, we were reimbursed for policy acquisition costs of approximately $17.1 million for which the carrying value under GAAP was $18.8 million. This required us to write off policy acquisition costs of $1.7 million. The aggregate result was a reduction in pre-tax income of $6.2 million, or approximately $0.04 per share after tax. The amount of future lost net premiums earned due to this recapture is expected to be approximately $129.7 million, which is made up of the unearned premium balance and the value of future installment premiums. The total approximate reduction in pre-tax income for 2005, including the immediate impact, was $12.3 million or approximately $0.08 per share after tax.

The sum of the above adjustments related to this recapture is summarized as follows:

	Cash Paid (Received)	GAAP Book Basis	Initial Gain (Loss)
	(In thousands)
Unearned Premiums	$54,742	$50,204	$(4,538)
Acquisition Costs	(17,097)	(18,791)	(1,694)

Total	$37,645	$31,413	$(6,232)

Despite the recapture, this primary insurer customer renewed its reinsurance treaty with us for 2005 and recently for 2006 on substantially the same terms as in 2004 prior to the May 2004 downgrade. In March 2005, without cost to or concessions by us, this customer waived all of its remaining recapture rights with respect to the

May 2004 downgrade by Moody’s. The other customers with recapture rights as a result of the May 2004 downgrade agreed, without cost to or concessions by us, to waive their recapture rights. There are no remaining recapture rights with respect to the May 2004 downgrade by Moody’s.

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

Other Operations

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

Singer had been engaged in the purchase, servicing and securitization of assets including state lottery awards and structured settlement payments. Its operations consist of servicing and/or disposing of Singer’s previously originated assets and servicing of Singer’s non-consolidated special-purpose vehicles. The results of this subsidiary are not material to our financial results. At December 31, 2005, we had approximately $349 million and $328 million of non-consolidated assets and liabilities, respectively, associated with Singer special-purpose vehicles, representing a net investment of $21.0 million at December 31, 2005. At December 31, 2004, we had approximately $413 million and $392 million of non-consolidated assets and liabilities, respectively, associated with Singer special-purpose vehicles, representing a net investment of $20.8 million at December 31, 2004. In May 2003, we restructured and combined approximately $80 million of assets of one of the special-purpose vehicles into another special-purpose vehicle. This transaction did not have a significant effect on our operations.

Guarantees

We account for guarantees under FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.” This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, “Disclosure of Indirect Guaranties of Indebtedness of Others,” which was superseded. The Interpretation does not apply to the financial guaranty insurance policies that we issue. However, we have guaranteed the performance of an affiliate under a $25 million revolving credit facility that expires in December 2006. There have been no drawdowns on this facility.

Recent Accounting Pronouncements

In late 2004, the FASB ratified EITF Issue 04-08 “The Effects of Contingently Convertible Instruments on Diluted Earnings per Share,” which requires that, effective beginning with reporting periods after December 15, 2004, contingently convertible debt be included in calculating diluted earnings per share regardless of whether the contingent feature has been met. For the year ended 2005, diluted earnings per share included a $0.13 per share decrease, related to shares that were subject to issuance upon conversion of our contingently convertible debt, which was redeemed in its entirety on August 1, 2005. Our 2004 and 2003 earnings per share amounts included a $0.18 and $0.13 per share decrease, respectively.

In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections,” (“SFAS No. 154”) a replacement for APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle and applies to all voluntary changes in accounting principles, as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Management is not contemplating making any significant changes in accounting principles nor is management aware of any pending accounting pronouncements that would significantly change existing accounting policies other than the possible change in accounting for financial guaranty loss reserves as described above in this Note 2.

In February 2006, the FASB issued Statement of Financial Accounting Standard No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), an amendment of FASB Statements No. 133 and 140. SFAS No. 155 (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of FASB Statement No. 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and

(v) amends FASB Statement No. 140 to eliminate the exemption from applying the requirements of FASB Statements No. 133 on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Management has not yet determined the impact, if any, that will result from the adoption of SFAS No. 155.

Reclassifications

Certain prior period balances have been reclassified to conform to the current period presentation. The December 31, 2005 consolidated statement of cash flows presentation includes, changes from the December 31, 2004 presentation that are consistent with clarification of GAAP rules regarding presentation in the statement of cash flows. In particular, the December 31, 2004 and 2003 presentation of the cash flows from investing activities section of the consolidated statements of cash flows has been conformed to the current period presentation by reclassifying distributions from equity affiliates of $82.3 million and $27.5 million for 2004 and 2003, respectively, to the cash flows from operating activities section. In addition, the December 31, 2004 and 2003 presentation of the cash flows from operating activities section of the consolidated statements of cash flows has been conformed to the current period presentation by reclassifying changes from other assets of $0.4 million in 2004 to cash flows from the effect of exchange rate changes on cash. These reclassifications affect the presentation of the consolidated statements of cash flows, but do not affect the change in cash balance for either of the years.

3.	Investments

Fixed-maturity and equity investments at December 31, 2005 and 2004 consisted of (in thousands):

	December 31, 2005
	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Fixed maturities held to maturity:
Bonds and notes:
State and municipal obligations	$125,935	$130,227	$4,305	$13

	$125,935	$130,227	$4,305	$13

Fixed maturities available for sale:
Bonds and notes:
U.S. government securities	$78,214	$79,705	$1,866	$375
U.S. government-sponsored enterprises	33,764	33,119	—	645
State and municipal obligations	3,433,891	3,542,090	113,878	5,679
Corporate	101,709	104,335	3,451	825
Convertible securities	308,331	314,692	10,698	4,337
Asset-backed securities	268,698	263,615	538	5,621
Private placements	59,357	61,143	2,532	746
Redeemable preferred stock	106,192	104,539	3,527	5,180
Foreign governments	103,633	105,222	1,928	339

	$4,493,789	$4,608,460	$138,418	$23,747

Equity securities available for sale	$258,768	$325,117	$70,597	$4,248

	December 31, 2004
	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Fixed maturities held to maturity:
Bonds and notes:
State and municipal obligations	$178,894	$188,063	$9,177	$8

	$178,894	$188,063	$9,177	$8

Fixed maturities available for sale:
Bonds and notes:
U.S. government securities	$62,273	$63,875	$1,854	$252
U.S. government-sponsored enterprises	52,533	52,378	161	316
State and municipal obligations	3,181,834	3,329,041	150,155	2,948
Corporate	109,664	115,553	6,077	188
Convertible securities	308,349	318,334	12,430	2,445
Asset-backed securities	216,844	217,060	1,500	1,284
Private placements	63,985	64,580	1,982	1,387
Redeemable preferred stock	106,149	115,521	9,691	319
Foreign governments	127,265	130,024	2,839	80

	$4,228,896	$4,406,366	$186,689	$9,219

Equity securities available for sale	$250,558	$335,495	$84,937	$—

The contractual maturities of fixed-maturity investments are as follows (in thousands):

	December 31, 2005
	Amortized Cost	Fair Value
Fixed maturities held to maturity:
2006	$6,710	$6,785
2007–2010	53,873	55,818
2011–2015	25,688	26,528
2016 and thereafter	39,664	41,096

	$125,935	$130,227

Fixed maturities available for sale:
2006	$84,888	$85,516
2007–2010	355,099	361,431
2011–2015	778,048	798,724
2016 and thereafter	2,900,864	2,994,635
Asset-backed securities	268,698	263,615
Redeemable preferred stock	106,192	104,539

	$4,493,789	$4,608,460

Net investment income consisted of (in thousands):

	Year Ended December 31
	2005	2004	2003
Investment income:
Fixed maturities	$198,801	$201,662	$187,005
Equity securities	3,028	4,029	2,565
Short-term investments	12,711	3,357	2,574
Other	173	740	1,197

Gross investment income	$218,006	$209,788	$193,341
Investment expenses	(6,291)	(5,439)	(7,178)

Net investment income	$208,422	$204,349	$186,163

Net gains on sales of investments consisted of (in thousands):

	Year Ended December 31
	2005	2004	2003
Gains on sales and redemptions of fixed-maturity investments available for sale	$7,901	$29,492	$26,559
Losses on sales and redemptions of fixed-maturity investments available for sale	(5,857)	(4,672)	(4,575)
Gains on redemptions of fixed-maturity investments held to maturity	382	868	970
Losses on redemptions of fixed-maturity investments held to maturity	(8)	(38)	(284)
Gains on sales of equity securities available for sale	8,291	33,179	11,703
Losses on sales of equity securities available for sale	(225)	(6,070)	(12,608)
Gains on sales of other invested assets	1,009	2,156	204
Losses on sales of other invested assets	(378)	—	(1,397)
Gains on sales of trading securities	29,397	4,417	8,038
Losses on sales of trading securities	(7,768)	(10,371)	(9,968)
Gains on sales of short-term investments	—	—	5
Losses on sales of short-term investments	(2)	(1)	—
Capital gains on equity securities	6,565	3,083	—
Loss on sale/write-down of equity in affiliates (See Note 4)	(6,403)	(1,244)	(1,260)
Foreign currency translation gains on investments	3,734	—	—

Net gains on sales	$36,638	$50,799	$17,387

For the years ended December 31, 2005, 2004 and 2003, we did not sell any fixed-maturity investments held to maturity.

Net change in unrealized appreciation (depreciation) on investments consisted of (in thousands):

	Year Ended December 31
	2005	2004	2003
Fixed maturities held to maturity	$(4,877)	$(7,895)	$(6,578)

Fixed maturities available for sale	$(62,800)	$3,484	$57,068
Deferred tax benefit (provision)	21,980	(1,219)	(19,974)

	$(40,820)	$2,265	$37,094

Equity securities available for sale	$(18,588)	$48,583	$64,602
Deferred tax benefit (provision)	6,506	(17,004)	(22,611)

	$(12,082)	$31,579	$41,991

Other (1)	$138	$2,007	$(2,331)

(1)	Includes mark-to-market adjustments of affiliates not included in our consolidated balance sheets.

The following table shows the gross unrealized losses and fair value of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005.

	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government securities	$40,321	$310	$2,992	$65	$43,313	$375
U.S. government-sponsored enterprises	29,539	458	3,586	187	33,125	645
State and municipal obligations	518,721	5,172	21,403	520	540,124	5,692
Corporate bonds and notes	34,637	668	6,314	157	40,951	825
Asset – backed securities	148,185	2,588	69,563	3,033	217,748	5,621
Private placements	15,333	575	4,007	171	19,340	746
Foreign governments	38,897	339	—	—	38,897	339
Redeemable preferred stock	66,571	5,180	—	—	66,571	5,180
Convertible securities	120,595	4,337	—	—	120,595	4,337
Equity securities	22,326	4,248	—	—	22,326	4,248

Total	$1,035,125	$23,875	$107,865	$4,133	$1,142,990	$28,008

U.S. government securities

The unrealized losses of 12 months or greater duration as of December 31, 2005 on our investments in U.S. Treasury obligations were caused by interest rate increases. During 2005, the Federal Reserve (the “Fed”) raised the federal funds rates eight times for a total of 200 basis points. A majority of the securities remained at an unrealized loss position due to the rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2005.

U.S. government-sponsored enterprises

The unrealized losses of 12 months or greater duration as of December 31, 2005 on our investment in U.S. agency mortgage-backed securities were also caused by interest rate increases. The contractual cash flows of these investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of our investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2005.

State and municipal obligations

The unrealized losses of 12 months or greater duration as of December 31, 2005 on our investments in tax-exempt state and municipal securities were caused by interest rate increases. During 2005, the taxable yield curve for 3-month U.S. Treasury bonds and 10-year U.S. Treasury notes increased to 1.9% and 0.15%, respectively, and the tax-exempt municipal bond yield curve for 1-year municipal bonds and 10-year municipal bonds increased to 1.15% and 0.25, respectively. Our securities in this category have maturities less than 10 years, where yield curve increases were most pronounced. We believe that credit quality did not impact security pricing due to the relative high quality of the holdings (i.e., the majority of the securities were either insured, pre-refunded or escrowed to maturity). Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2005.

Corporate bonds and notes

The unrealized losses of 12 months or greater duration as of December 31, 2005 on the majority of the securities in this category were caused by market interest rate movement. A majority of the securities remained at an unrealized loss position due to these rate increases. Unrealized losses for the remaining securities in this category are attributable to changes in business operations, resulting in widened credit spreads from December 31, 2004 to December 31, 2005. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2005.

Asset-backed securities

The unrealized losses of 12 months or greater duration as of December 31, 2005 on the securities in this category were casued by market interest rate movement. A majority of the securities remained at an unrealized loss position due to the rate increases. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider the investment in these securities to be other-than-temporarily impaired at December 31, 2005.

Private placements

The unrealized losses of 12 months or greater duration as of December 31, 2005 on the majority of the securities in this category were caused by market interest rate movement. A majority of the securities remained at an unrealized loss position due to the rate increases. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider the investment in these securities to be other-than-temporarily impaired at December 31, 2005.

For all investment categories, unrealized losses of less than 12 months in duration are generally attributable to interest rate movements or changes in foreign currency exchange rates. All securities are individually evaluated in accordance with our impairment recognition policy covering various time and price decline scenarios. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider the investment in these securities to be other-than-temporarily impaired at December 31, 2005.

The following table shows the gross unrealized losses and fair value of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004.

	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government securities	$18,414	$100	$4,601	$152	$23,015	$252
U.S. government-sponsored enterprises	41,148	316	—	—	41,148	316
State and municipal obligations	208,710	2,290	52,566	666	261,276	2,956
Corporate bonds and notes	13,564	188	—	—	13,564	188
Asset – backed securities	82,456	1,004	17,939	280	100,395	1,284
Private placements	10,139	1,279	2,693	108	12,832	1,387
Foreign governments	21,876	80	—	—	21,876	80
Redeemable preferred stock	10,557	319	—	—	10,557	319
Convertible securities	60,685	2,230	9,762	215	70,447	2,445

Total	$467,549	$7,806	$87,561	$1,421	$555,110	$9,227

U.S. government securities

The unrealized losses of 12 months or greater duration as of December 31, 2004 on our investments in U.S. Treasury obligations and direct obligations of U.S. government agencies were caused by interest rate increases.

During 2004, the Fed raised the federal funds rates five times for a total of 125 basis points. A majority of securities in this category remained in an unrealized loss position due to the interest rate increases. Because we had the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we did not consider these investments to be other-than-temporarily impaired at December 31, 2004.

U.S. government-sponsored enterprises

The unrealized losses of 12 months or greater duration as of December 31, 2004 on our investment in U.S. agency mortgage-backed securities were caused by interest rate increases. The contractual cash flows of these investments were guaranteed by an agency of the U.S. government. Accordingly, we expected that the securities would not be settled at a price less than the amortized cost of our investment. Because the decline in market value was attributable to changes in interest rates and not credit quality, and because we had the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we did not consider these investments to be other-than-temporarily impaired at December 31, 2004.

State and municipal obligations

The unrealized losses of 12 months or greater duration as of December 31, 2004 on our investments in tax-exempt state and municipal securities were caused by interest rate increases. During 2004, the taxable yield curve movements for 3-month U.S. treasury bills and 10-year U.S. treasury bonds ranged from an increase of 1.29% to a decrease of 0.03% and the tax-exempt yield curve movements for 1-year municipal bonds and 10-year municipal bonds ranged from an increase of 0.9% to a increase of 0.02%. Our bonds in this category reflected maturities within those maturity ranges and experienced market prices marginally below cost. We believed that credit quality did not impact security pricing due to the relative high quality of the holdings (i.e., the majority of the securities were either AAA/Aaa rated bonds, insured, partially pre-refunded or partially escrowed to maturity). Because we had the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we did not consider these investments to be other-than-temporarily impaired at December 31, 2004.

Corporate bonds and notes

At December 31, 2004, for unrealized losses of 12 months or greater duration we had not identified any securities where we believed the issuer would not continue to meet their contractual obligation with respect to interest and principal payments. Because we had the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we did not consider the investment in these securities to be other-than-temporarily impaired at December 31, 2004.

Asset-backed securities

At December 31, 2004, for unrealized losses of 12 months or greater duration we had not identified any securities where we believed the issuer would not continue to meet their contractual obligation with respect to interest and principal payments. Because we had the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we did not consider the investment in these securities to be other-than-temporarily impaired at December 31, 2004.

Private placements

At December 31, 2004, for unrealized losses of 12 months or greater duration we had not identified any securities where we believed the issuer would not continue to meet their contractual obligation with respect to interest and principal payments. Because we had the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we did not consider the investment in these securities to be other-than-temporarily impaired at December 31, 2004.

Convertible securities

At December 31, 2004, for unrealized losses of 12 months or greater duration we had not identified any securities where we believed the issuer would not continue to meet their contractual obligation with respect to interest and principal payments. Because we had the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we did not consider the investment in these securities to be other-than-temporarily impaired at December 31, 2004.

For all investment categories, unrealized losses of less than 12 months in duration were generally attributable to interest rate movements or changes in foreign currency exchange rates. All securities were evaluated in accordance with our impairment recognition policy covering various time and price decline scenarios. Because we had the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we did not consider the investment in these securities to be other-than-temporarily impaired at December 31, 2004.

Of the 101 securities that have been in an unrealized loss position for more than 12 months at December 31, 2005, none has an unrealized loss of more than 20% of that security’s amortized cost and, in our judgment, none of the losses required recognition as other-than-temporary.

The contractual maturity of securities in an unrealized loss position at December 31, 2005 was as follows:

	Fair Value	Amortized Cost	Unrealized Loss
	(In millions)
2006	$41.2	$41.4	$0.2
2007–2010	132.1	133.5	1.4
2011–2015	124.6	126.8	2.2
2016 and later	538.5	547.7	9.2
Asset-backed securities	217.7	223.3	5.6
Redeemable preferred stock	66.6	71.8	5.2
Equity securities	22.3	26.5	4.2

Total	$1,143.0	$1,171.0	$28.0

Securities on deposit with various state insurance commissioners amounted to $12.8 million at December 31, 2005 and $15.9 million at December 31, 2004. We also had $53.5 million on deposit at December 31, 2005 and $52.2 million at December 31, 2004, for the benefit of reinsurers.

4.	Investment in Affiliates

We have a 46.0% equity interest in C-BASS and a 34.58% equity interest in Sherman. See Note 2 for a discussion of recent developments with respect to our interest in Sherman. During 2005, we recorded a complete write-down of our investment in SBF Participacoes Ltda., recording a $3.2 million loss. We account for our investment in affiliates in accordance with the equity method of accounting, because we lack control of these affiliates and since the other shareholders have substantial participating rights.

The following table shows the components that make up the investment in affiliates balance:

	Year Ended December 31
	2005	2004
	(In thousands)
C-BASS	$364,364	$290,073
Sherman	81,753	101,492
Other	34	1,460

Total	$446,151	$393,025

In February 2006, additional dividends of $3.7 million and $60.5 million were received from C-BASS and Sherman, respectively.

The following tables show selected financial information for C-BASS and Sherman and details of our investment in C-BASS and Sherman.

	Year Ended December 31
	2005	2004
	(In thousands)
Investment in Affiliates – Selected Information:
C-BASS
Balance, beginning of period	$290,073	$226,710
Share of net income for period	107,791	95,863
Dividends received	33,500	32,500

Balance, end of period	$364,364	$290,073

Sherman
Balance, beginning of period	$101,492	$65,979
Share of net income for period	110,261	83,265
Other comprehensive income	1,683	2,048
Sale of ownership interest	(18,947)	—
Dividends received	110,661	49,800
Warrant repurchase	(2,075)	—

Balance, end of period	$81,753	$101,492

Portfolio Information:
C-BASS
Servicing portfolio	$44,830,000	$35,610,000
Total assets	7,694,294	4,008,955
Sherman
Total assets	$979,215	$484,193

	Year Ended December 31
	2005	2004	2003
	(In thousands)
Summary Income Statement:
C-BASS
Income
Gain on securitization	$13,406	$54,642	$60,564
Transaction gains	127,491	89,870	17,315
Servicing and subservicing fees	250,838	160,397	125,084
Net interest income	190,716	150,082	126,117
Other income	42,474	24,129	27,748

Total revenues	624,925	479,120	356,828

Expenses
Compensation and benefits	176,590	143,480	117,099
Total other expenses	207,688	127,565	95,876

Total expenses	384,278	271,045	212,975

Net income	$240,647	$208,075	$143,853

Sherman
Income
Revenues from receivable portfolios – net of amortization	$562,690	$458,368	$259,423
Other revenues	267,833	59,478	34,165

Total revenues	830,523	517,846	293,588

Expenses
Operating and servicing expenses	403,581	300,829	193,683
Interest	23,884	14,444	15,242
Provision for loan and receivable portfolio losses (1)	106,298	(2,339)	2,500
Other	9,151	4,273	11,254

Total expenses	542,914	317,207	222,679

Net income	$287,609	$200,639	$70,909

(1)	The increase in Sherman’s provision for loan and receivable portfolio losses relates to the acquisition of CreditOne in March, 2005, which provides Sherman with the ability to originate subprime credit card receivables.

5.	Reinsurance

We utilize reinsurance as a risk management tool, to reduce net risk in force to meet regulatory risk-to-capital requirements and, with respect to mortgage insurance, to comply with the insurance regulations of states that require us to limit our coverage percentage of any single risk to 25%. Although the use of reinsurance does not discharge an insurer from its primary liability to the insured, the reinsuring company assumes the related liability. Included in other assets are unearned premiums (prepaid reinsurance) of $3.0 million and $3.6 million at December 31, 2005 and 2004, respectively.

The effect of reinsurance on net premiums written and earned is as follows:

	Year Ended December 31
	2005	2004	2003
	(In thousands)
Net premiums written:
Direct	$1,117,370	$1,100,297	$989,534
Assumed	80,227	68,677	197,653
Ceded	(96,910)	(86,487)	(76,710)

Net premiums written	$1,100,687	$1,082,487	$1,110,477

Net premiums earned:
Direct	$1,015,909	$1,008,062	$929,370
Assumed	102,203	111,694	148,713
Ceded	(99,442)	(90,272)	(69,900)

Net premiums earned	$1,018,670	$1,029,484	$1,008,183

The 2005, 2004 and 2003 amounts in the preceding table included ($294,154), ($2,815,000) and ($1,327,000), respectively, for premiums written and ($242,000), ($2,722,000) and ($1,181,000), respectively, for premiums earned, for reinsurance ceded under variable quota-share treaties entered into in 1997, 1996, 1995 and 1994 covering the books of business originated by Radian Guaranty in those years. Commissions under these treaties were $289,000, $358,000 and $1,251,000 for the years ended December 31, 2005, 2004 and 2003, respectively. We recovered variable quota-share losses under these treaties of $657,000, $165,000, and $528,000 in 2005, 2004, and 2003, respectively. Due to the rapid run-off of the underlying business as a result of lower persistency levels, we had recovered amounts under the variable quota share relief provisions of the treaty in excess of the underwriting-year coverage premiums during 2005, 2004 and 2003, as reflected in the negative ceded premiums written and earned during those years.

Provisional losses recoverable were $25.4 million for 2005 and $38.3 million for 2004, and represented amounts due under variable quota-share treaties entered into in 1997, 1996 and 1995, covering the books of business originated by Radian Guaranty in those years. The term of each treaty is 10 years and is non-cancelable by either party except under certain conditions. Under the terms of the treaties, Radian Guaranty cedes premiums to the reinsurer based on 15% of the premium received on the covered business. Radian Guaranty is entitled to receive a commission ranging from 30% to 32% of the premium paid under the treaty provided that certain loss rates are not exceeded. In return for the payment of the ceded premium, Radian Guaranty receives variable quota-share loss relief at levels ranging from 7.5% to 15.0% based upon the loss ratio on the covered business. The treaties also include underwriting-year excess coverage that entitles Radian Guaranty to receive 8% of the premium written on the covered business under each treaty at the end of the fourth, seventh and tenth years to the extent that this amount is greater than the total amount previously received under the variable quota-share coverage provision of the treaty. Premiums are payable to the reinsurer on a quarterly basis net of commissions due and any losses calculated under the variable quota-share coverage.

At December 31, 2005, the breakdown of the $25.4 million reinsurance recoverable was as follows (in thousands):

	Book Year
	1996	1997	Total
4th Quarter 2005 Quota-share Losses Recoverable	$7.6	$20.7	$28.3
Underwriting-year Excess Coverage	13,634.7	11,725.4	25,360.1

Total Provisional Loss Recoverable	$13,642.3	$11,746.1	$25,388.4

At December 31, 2004, the breakdown of the $38.3 million reinsurance recoverable was as follows (in thousands):

	Book Year
	1995	1996	1997	Total
4th Quarter 2004 Quota-share Losses Recoverable	$16.1	$27.9	$66.9	$110.9
Underwriting-year Excess Coverage	13,198.2	12,792.3	12,210.6	38,201.1

Total Provisional Loss Recoverable	$13,214.3	$12,820.2	$12,277.5	$38,312.0

We believe that the reinsurance recoverable is collectible because the counterparty to the reinsurance agreement is a highly rated, solvent insurance company. During 2005, we received reimbursement from the reinsurer for the amount due related to quota-share losses recoverable. In addition, the reinsurer reimbursed us for underwriting-year excess of loss coverage due under the tenth year of the 1995 treaty. The 1997 amount due under the underwriting-year excess coverage provision of the treaties will be paid out by the beginning of 2007, to the extent the amounts due under this provision have not yet been received by us under the quota-share relief provision of the treaties. In January 2006, we received reimbursement from the reinsurer of $13.6 million for the underwriting-year excess of loss coverage for book year 1996.

We account for this reinsurance coverage under guidance provided in EITF 93-6, “Accounting for Multiple-Year Retrospectively Rated Contracts by Ceding and Assuming Enterprises.” Under EITF 93-6, we recognize an asset for amounts due from the reinsurer based on experience to date under the contract.

Radian Guaranty has also entered into captive reinsurance arrangements with certain customers. The arrangements are typically structured on an excess-layer basis with insured loans grouped by loan origination year. Radian Guaranty retains the first layer of risk on a particular book of business, the captive reinsurer assumes the next layer, and Radian Guaranty assumes all losses above that point. The captive reinsurers are typically required to maintain minimum capitalization equal to 10% of the risk assumed. Risk ceded under captive reinsurance arrangements at December 31, 2005, and December 31, 2004, was $2.0 billion and $1.8 billion, respectively. For the years ended December 31, 2005, 2004 and 2003, Radian Guaranty had ceded premiums written of $89.6 million, $88.4 million and $73.4 million, respectively, and ceded premiums earned of $90.7 million, $86.6 million and $72.8 million, respectively, under these various captive reinsurance arrangements.

Effective December 31, 2004, Radian Guaranty canceled its excess of loss reinsurance program that was in a run-off period scheduled to expire in 2007. Under this program, the reinsurer was responsible for 100% of Radian Guaranty’s covered losses (subject to an annual and aggregate limit) in excess of an annual retention limit. Premiums were paid to the reinsurer on a quarterly basis, net of any losses due to Radian Guaranty. This treaty was accounted for under Statements of Position 98-7, “Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk” (“SOP 98-7”) and therefore, ($10.7) million and $5.6 million were included in incurred losses during 2004 and 2003, respectively, relating to the excess of loss reinsurance program. In connection with the cancellation of the policy in 2004, $17.1 million of liabilities for withheld funds were released.

In 2004, we developed an approach for reinsuring our non-prime risk. The arrangement, which we refer to as “Smart Home,” effectively transfers risk from our portfolio to investors in the capital markets. Each transaction begins with the formation of an unaffiliated, offshore reinsurance company. We then enter into an agreement with the Smart Home reinsurer pursuant to which we agree to cede to the reinsurer a portion of the risk (and premium) associated with a portfolio of non-prime residential mortgage loans insured by us. The Smart Home reinsurer is funded in the capital markets through the issuance to investors of a series of separate classes of credit-linked notes. Each class relates to the loss coverage levels on the reinsured portfolio and is assigned a rating by one or more of the three major rating agencies. We typically retain the risk associated with the first-loss coverage levels, and we may retain or sell, in a separate risk transfer agreement, the risk associated with the AAA-rated or most remote coverage level. Holders of the Smart Home credit-linked notes bear the risk of loss from losses paid to us under the reinsurance agreement. The Smart Home reinsurer invests the proceeds of the notes in high-quality short-term investments approved by the rating agencies. Income earned on those investments and a portion of the reinsurance premiums that we pay are applied to pay interest on the notes as well as certain of the Smart Home reinsurer’s expenses. The rate of principal amortization of the credit-linked notes approximates the rate of principal amortization of the underlying mortgages.

Since August of 2004, we have completed three “Smart Home” arrangements. Details of these transactions are as follows:

Date of Transaction	Pool of Non-prime Mortgages (Par Value)	Risk Ceded to Reinsurer (Par Value)	Notes Sold to Investors (Principal Amount)
December 2005 (1)	$6.27 billion	$1.69 billion	$304.5 million
February 2005	$1.68 billion	$495.6 million	$98.5 million
August 2004	$882 million	$332.1 million	$86.1 million

(1)	$172.9 million in principal amount of credit-linked notes was issued in December 2005. An additional $131.6 million in principal amount was issued in February 2006.

Premiums written (ceded) in 2005 and 2004 include $3.5 million and $1.0 million, respectively, related to the Smart Home transactions. There were no ceded losses in 2005 or 2004 as a result of the Smart Home transactions.

6.	Losses and Loss Adjustment Expenses

As described in Note 2, we establish reserves to provide for the estimated losses from claims and the estimated costs of settling claims on defaults (or delinquencies) reported and defaults that have occurred but have not been reported.

The default and claim cycle on mortgage loans that we cover begins with the receipt from the lender of notification of a default on an insured loan. The master policy with each lender requires the lender to inform us of an uncured default on a mortgage loan within 75 days of the default. The incidence of default is influenced by a number of factors, including change in the borrower’s income, unemployment, divorce and illness, the level of interest rates, and general economic factors and borrower creditworthiness. Defaults that are not cured result in claims to us. In our mortgage insurance business, we generally require the insured lender to complete foreclosure proceedings and obtain title to the property before submitting a claim.

Different regions of the country experience different default rates due to varying economic conditions and each state has different rules regarding the foreclosure process. These rules can impact the amount of time it takes for a default to reach foreclosure, so we have developed a reserving methodology that takes these different time periods into account in calculating the reserve.

When a specific loan initially defaults, it is uncertain whether the default will result in a claim. Reserves are increased in stages, as the foreclosure progresses, to approximate the estimated total loss for each particular default. At the time of title transfer, we have approximately 100% of the estimated total loss reserved. At any time during the foreclosure process, until the lender takes title to the property, the borrower may cure the default, at which time the reserve for that loan is removed. This curing process causes an appearance of a reduction in reserves from prior years if the reduction in reserves from cures is greater than the additional reserves for those loans that are nearing foreclosure or that have become claims.

In our financial guaranty business, each policy is monitored by us, or in our reinsurance business, the primary insurers, over the life of the policy. When the policy’s performance deteriorates below underwriting expectations, or if the circumstances dictate, the related transaction is more actively monitored. This may include communication with the borrower, site inspection or the engagement of a third-party consultant. If the transaction continues to deteriorate to a point where a default is reasonably probable, based on all the facts and circumstances then known and estimable, we will establish a specific loss reserve that represents the present value of the amount of the claim that we expect that we will ultimately have to pay. Our financial guaranty business conducts a regular surveillance committee meeting where experts in the risk management and surveillance area provide input before any case reserves are determined, and the surveillance team actively monitors any problem deals and notifies the committee if a change in the loss reserve is necessary. We establish a reserve based on the present value of the estimated loss, including expenses associated with the settlement of the loss that we expect that it will ultimately have to pay.

In 2003, we provided approximately $111.0 million of reserves on a manufactured housing transaction originated by Conseco Finance Corp. This transaction had been performing within expectations until the beginning of 2003. The bankruptcy of Conseco Finance Corp. was a factor that led to deterioration in the transaction’s performance. When we performed our year-end review, we decided it was necessary to establish reserves for the entire exposure. The current reserve at December 31, 2005, of $50.8 million represents the total par exposure on this transaction less claims paid in 2004 and 2005. Claims are expected to be paid out over the next several years.

The following tables present information relating to reserves, and the liability for unpaid claims and related expenses (in thousands):

	2005	2004	2003
Mortgage Insurance
Balance at January 1	$559,632	$513,473	$484,705
Add losses and LAE incurred in respect of default notices received in:
Current year	445,935	386,898	329,014
Prior years	(86,819)	14,038	(19,742)

Total incurred	359,116	400,936	309,272

Deduct losses and LAE paid in respect of default notices received in:
Current year	47,066	45,535	39,356
Prior years	275,472	309,242	241,148

Total paid	322,538	354,777	280,504

Balance at December 31	$596,210	$559,632	$513,473

The following table shows our mortgage insurance reserves by category:

	Year Ended December 31
	2005	2004	2003
Primary Insurance
Prime	$179,152	$165,936	$153,398
Alt-A	137,430	160,815	148,662
A minus and below	190,312	147,604	136,450
Pool insurance	44,135	43,023	39,771
Seconds	35,876	37,547	35,192
NIMs/Other	9,305	4,707	—

	$596,210	$559,632	$513,473

	Year Ended December 31
	2005	2004	2003
Financial Guaranty
Balance at January 1	$241,380	$276,907	$139,872
Less Reinsurance recoverables	2,235	2,317	2,173

Balance at January 1, net	239,145	274,590	137,699
Add losses and LAE incurred related to:
Current year	47,463	50,684	171,058
Prior years	(15,946)	5,214	(4,276)

Total incurred	31,517	55,898	166,782

Deduct losses and LAE paid related to:
Current year	564	4,981	8,387
Prior years	64,119	88,486	21,504

Total paid	64,683	93,467	29,891

Foreign exchange adjustment	(3,886)	2,124	—

Balance at December 31, net	202,093	239,145	274,590
Add Reinsurance recoverables	2,699	2,235	2,317

Balance at December 31	$204,792	$241,380	$276,907

As a result of changes in estimates of insured events in prior years, the provision for losses and LAE in our mortgage insurance business decreased by $86.8 million in 2005 and increased by $14.0 million in 2004 in most part due to revised estimates of losses on the non-prime business. The provision for losses and LAE in our mortgage insurance business decreased by $19.7 million in 2003 due mainly to lower than anticipated aggregate claim payments compared to the amounts previously reserved, despite higher average claims paid per unit in 2003 that resulted from deeper coverage amounts and larger loan balances.

During 2005, our incurred losses and LAE in the financial guaranty insurance business for prior years were reduced by $16.0 million mainly related to favorable loss development in trade credit. During 2004, we incurred losses and LAE in the financial guaranty insurance business of $5.2 million related to prior years due to changes in estimates in the surety business. The reduction in 2003 reserves was a result of favorable developments in the public finance reinsurance business.

7.	Long-Term Debt

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

In February 2003, we issued $250 million of unsecured senior notes. These notes bear interest at the rate of 5.625% per annum, payable semi-annually on February 15 and August 15 beginning August 15, 2003. These notes mature in February 2013. We have the option to redeem some or all of the notes at any time with not less than 30 days’ notice. We used a portion of the proceeds from the offering to repay the $75.0 million in principal outstanding on the 6.75% debentures due March 1, 2003 issued by EFSG. The remainder was used for general corporate purposes. In April 2004, we entered into interest-rate swap contracts that effectively converted the interest rate on this fixed-rate debt to a variable rate based on a spread over LIBOR for the remaining term of the debt. See Note 2.

In January 2002, we issued $220 million of 2.25% senior convertible debentures due 2022. Approximately $125 million of the proceeds from the offering were used to increase capital at Radian Asset Assurance. The remainder was used to redeem our preferred stock, to buy back our common stock and for general corporate purposes. On January 3, 2005, $663,000 in principal amount of the debentures was redeemed by holders, leaving $219.3 million in principal amount outstanding. We redeemed all $219.3 million in principal amount outstanding on August 1, 2005.

In May 2001, we issued $250 million of 7.75% debentures due June 1, 2011. Interest on the debentures is payable semi-annually on June 1 and December 1. We have the option to redeem some or all of the debentures at any time with not less than 30 days’ notice.

The composition of long-term debt at December 31, 2005 and 2004 was as follows:

	December 31
	2005	2004
	(In thousands)
5.625% Senior Notes due 2013	$248,503	$248,339
2.25% Senior Convertible Debentures due 2022	—	220,000
7.75% Debentures due June 1, 2011	249,388	249,301
5.375% Senior Notes due 2015	249,575	—

	$747,466	$717,640

On December 16, 2004, we replaced a $250 million Revolving Credit Facility that expired in December 2004 with a $400 million unsecured facility, comprised of a $100 million 364-day facility and a $300 million five-year facility. On December 15, 2005, we amended the facility to extend the expiration date of the 364-day facility from December 15, 2005, to December 14, 2006. The five-year facility expires on December 16, 2009. There were no drawdowns on the expired facility, and we have not drawn down any amounts under the new facility through December 31, 2005. This facility bears interest on any amounts drawn at a rate dependent on our credit rating at the time of such borrowing and will be calculated according to, at our option, a base rate or a Eurocurrency rate, plus an applicable margin and utilization fee. This facility will be used for working capital and general corporate purposes. There have been no drawdowns on this facility as of December 31, 2005.

8.	Preferred Securities

In September 2003, Radian Asset Assurance completed a transaction for $150 million of money market committed preferred custodial trust securities, pursuant to which it entered into a series of three perpetual put options on its own preferred stock to Radian Asset Securities Inc. (“Radian Asset Securities”), our wholly-owned subsidiary. Radian Asset Securities in turn entered into a series of three perpetual put options on its own preferred stock (on substantially identical terms to the Radian Asset Assurance preferred stock). The counterparties to the Radian Asset Securities put options are three trusts established by two major investment banks. The trusts were created as a vehicle for providing capital support to Radian Asset Assurance by allowing Radian Asset Assurance to obtain immediate access to additional capital at its sole discretion at any time through the exercise of one or more of the put options and the corresponding exercise of one or more corresponding Radian Asset Securities put options. If the Radian Asset Assurance put options were exercised, Radian Asset Securities, through the Radian Asset Assurance preferred stock thereby acquired, and investors, through their equity investment in the Radian Asset Securities preferred stock, would have rights to the assets of Radian Asset Assurance of an equity investor in Radian Asset Assurance. Such rights would be subordinate to policyholders’ claims, as well as to claims of general unsecured creditors of Radian Asset Assurance, but ahead of ours, through EFSG, as the owner of the common stock of Radian Asset Assurance. If all the Radian Asset Assurance put options were exercised, Radian Asset Assurance would receive up to $150 million in return for the issuance of its own perpetual preferred stock, the proceeds of which would be usable for any purpose, including the payment of claims. Dividend payments on the preferred stock will be cumulative only if Radian Asset Assurance pays dividends on its common stock. Each trust will be restricted to holding high-quality, short-term commercial paper investments to ensure that it can meet its obligations under the put option. To fund these investments, each trust will issue its own auction market perpetual preferred stock. Each trust is currently rated “A” by each of S&P and Fitch. The initial costs to issue this facility were recorded as a reduction to additional paid-in capital. Ongoing costs of the put premium are charged to other operating expenses. Ongoing costs in 2005, 2004 and 2003 were $2.0 million, $1.7 million and $0.2 million, respectively.

9.	Income Taxes

The components of our consolidated provision for income taxes are as follows (in thousands):

	Year Ended December 31
	2005	2004	2003
Current income taxes	$70,329	$71,913	$70,887
Deferred income taxes	147,156	135,026	74,691

	$217,485	$206,939	$145,578

The reconciliation of taxes computed at the statutory tax rate of 35% for 2005, 2004 and 2003, to the provision for income taxes is as follows (in thousands):

	2005	2004	2003
Provision for income taxes computed at the statutory tax rate	$259,119	$253,957	$186,018
Change in tax provision resulting from:
Tax-exempt municipal bond interest and dividends received deduction (net of prorating)	(48,573)	(49,402)	(43,890)
Other, net	6,939	2,384	3,450

Provision for income taxes	$217,485	$206,939	$145,578

The significant components of our net deferred tax assets and liabilities are summarized as follows (in thousands):

	December 31
	2005	2004
Deferred tax assets:
Loss reserves	$38,730	$35,847
AMT credit carryforward	2,516	7,862
Accrued expenses	17,836	18,886
Assignment sales income	7,756	4,647
Unearned premiums	2,601	439
Other	13,383	19,281

	$82,822	$86,962

Deferred tax liabilities:
Deduction related to purchase of Tax and Loss (“T&L”) bonds	$(806,114)	$(644,471)
Deferred policy acquisition costs	(70,798)	(70,826)
Net unrealized gain on investments (FAS 115)	(63,508)	(91,955)
Partnership investments	(32,779)	(53,153)
Contingent debt interest	—	(13,813)
Change in fair value of derivative instruments (FAS 133)	(13,714)	(11,692)
Depreciation	(15,146)	(7,980)
Foreign currency exchange	(1,118)	(6,058)
Other	(41,638)	(35,238)

	$(1,044,815)	$(935,186)

Net deferred tax liability	$(961,993)	$(848,224)

Cumulative T&L bonds purchased and subsequent redemptions are reflected in the balance of prepaid federal income taxes on our consolidated balance sheets. During 2005, we purchased approximately $125.4 million of T&L bonds, net of redemptions of T&L bonds purchased in prior years. Prepaid federal income taxes include T&L bonds of $585.5 million and $460.1 million at December 31, 2005 and 2004, respectively.

10.	Stockholders’ Equity and Dividend Restrictions

We act principally as a holding company for our insurance subsidiaries and do not have any significant operations of our own. Dividends from our subsidiaries and permitted payments to us under our tax-and expense-sharing arrangements with our subsidiaries, along with income from our investment portfolio and dividends from our affiliates (C-BASS and Sherman) are our principal sources of cash to pay stockholder dividends and to meet our obligations. These obligations include our operating expenses and interest and principal payments on debt. The payment of dividends and other distributions to us by our insurance subsidiaries is regulated by insurance laws and regulations. In general, dividends in excess of prescribed limits are deemed “extraordinary” and require insurance regulatory approval. In addition, although we have expense-sharing arrangements in place with our principal operating subsidiaries that require those subsidiaries to pay their share of holding company-level expenses, including interest expense on long-term debt, these expense-sharing arrangements are subject to termination at any time by the applicable state insurance departments. In addition, our insurance subsidiaries’ ability to pay dividends to us, and our ability to pay dividends to our stockholders, is subject to various conditions imposed by the rating agencies for us to maintain our ratings. If the cash we receive from our subsidiaries pursuant to expense- and tax-sharing arrangements is insufficient for us to fund our obligations, we may be required to seek capital by incurring additional debt, by issuing additional equity or by selling assets, which we may be unable to do on favorable terms, if at all. The need to raise additional capital or the failure to make timely payments on our obligations could have a material adverse effect on our business, financial condition and operating results.

Radian Guaranty’s and Radian Insurance’s ability to pay dividends to us is restricted by certain provisions of the insurance laws of the Commonwealth of Pennsylvania, their state of domicile. The insurance laws of Pennsylvania establish a test limiting the maximum amount of dividends that may be paid by an insurer without prior approval by the Pennsylvania Insurance Commissioner. Under this test, an insurer may pay dividends during any 12-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders’ surplus; or (ii) the preceding year’s statutory net income. In accordance with these restrictions, $451.2 million and $50.0 million would be available for dividends from Radian Guaranty and Radian Insurance, respectively, in 2006. However, an amendment to the Pennsylvania statute requires that dividends and other distributions be paid out of an insurer’s unassigned surplus. The Pennsylvania Insurance Commissioner has approved all distributions by Radian Guaranty since the passage of this amendment. Radian Guaranty and Radian Insurance have positive unassigned surplus at December 31, 2005 of $198.9 million and $96.2 million, respectively, which represents the dividend limitations for 2006. Radian Insurance has not paid any dividends to its immediate parent, Radian Guaranty.

Amerin Guaranty’s ability to pay dividends on its common stock is restricted by certain provisions of the insurance laws of the State of Illinois, its state of domicile. The insurance laws of Illinois establish a test limiting the maximum amount of dividends that may be paid from positive unassigned surplus by an insurer without prior approval by the Illinois Insurance Commissioner. Under this test, Amerin Guaranty may pay dividends during any 12-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders’ surplus; or (ii) the preceding year’s statutory net income. In accordance with these restrictions, $19.7 million is available for dividends in 2006 without prior regulatory approval.

Radian Asset Assurance’s ability to pay dividends is restricted by certain provisions of the insurance laws of the State of New York, its state of domicile. Under the New York insurance law, Radian Asset Assurance may only declare or distribute dividends from earned surplus. Unless the company has prior approval from the New York Superintendent of Insurance, the company can only pay a dividend, which when totaled with all other dividends declared or distributed by it during the next preceding twelve months, is the lesser of ten percent of its surplus to policyholders as shown by its last statement on file with the Superintendent, or one hundred percent of adjusted net investment income. At December 31, 2005, Radian Asset Assurance had $99.5 million available for dividends that could be paid in 2006 without prior approval. Radian Asset Assurance paid a $100 million dividend to us in 2005.

RAAL’s ability to pay dividends is restricted by legal provisions in the UK whereby it may only distribute by way of dividend its accumulated realized profits (not previously distributed) less accumulated realized losses, and such dividends may not be paid out of capital. In accordance with these restrictions, $10.2 million would be available to be paid as dividends in 2006.

The Financial Services Authority (“FSA”) requires insurance companies to maintain minimum capital, calculated with reference to gross written premiums, which for RAAL were $13.8 million and $11.1 million for the years ended December 31, 2005 and 2004, respectively. RAAL’s equity shareholders’ funds were $83.4 million and $89.6 million at December 31, 2005 and 2004, respectively. On a U.S. Statutory Accounting basis, RAAL had statutory policyholders’ surplus of $73.5 million and $71.3 million at December 31, 2005 and 2004, respectively.

As of December 31, 2005, Radian Guaranty had statutory policyholders’ surplus of $412.7 million and a contingency reserve of $2.5 billion, for a total of $2.9 billion. As of December 31, 2004, Radian Guaranty had statutory policyholders’ surplus of $421.8 million, and a contingency reserve of $2.2 billion, for a total of $2.6 billion. During 2001, Radian Guaranty and Amerin Guaranty entered into an assumption agreement whereby Radian Guaranty assumed 100% of the rights, duties and obligations related to first-lien mortgage guaranty insurance written by Amerin Guaranty. Amerin Guaranty’s contingency reserve of $310.9 million was transferred to Radian Guaranty in accordance with the terms of the assumption agreement.

We prepare our statutory financial statements in accordance with the accounting practices required or permitted by the insurance departments of the respective states of domicile of our insurance subsidiaries. Required statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners (“NAIC”) as well as state laws, regulations and general administrative rules.

Radian Guaranty’s statutory policyholders’ surplus at December 31, 2005 and 2004 was $412.7 million and $421.8 million, respectively. Radian Guaranty’s statutory net income for 2005, 2004 and 2003 was $451.5 million, $331.4 million and $261.2 million, respectively.

Radian Insurance’s statutory policyholders’ surplus at December 31, 2005 and 2004 was $131.2 million and $74.9 million, respectively. Radian Insurance’s statutory net income for 2005, 2004 and 2003 was $50.0 million, $67.2 million and $31.4 million, respectively.

Under Illinois insurance regulations, Amerin Guaranty is required to maintain statutory-basis capital and surplus of $1.5 million. The statutory policyholders’ surplus at December 31, 2005 and 2004 was $197.1 million and $189.7 million, respectively. Amerin Guaranty’s statutory net income for 2005, 2004 and 2003 was $10.4 million, $8.4 million and $14.4 million, respectively.

New York insurance law requires financial guaranty insurers to maintain minimum policyholders’ surplus of $65 million. When added to the minimum policyholders’ surplus of $1.4 million separately required for the other lines of insurance that it is licensed to write, our financial guaranty insurance subsidiaries are required to have an aggregate minimum policyholders’ surplus of $66.4 million. Radian Asset Assurance had statutory policyholders’ surplus of $994.5 million and $1,003.7 million at December 31, 2005 and 2004, respectively, a contingency reserve of $271.9 million and $251.7 million at December 31, 2005 and 2004, respectively, and statutory net income of $117.0 million for 2005, $42.4 million for 2004 and $139.4 million for 2003. Under Statutory Accounting (“STAT”), the $111.0 million provision for the manufactured housing transaction with Conseco Finance Corp. was recorded in 2004.

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

(b) In accordance with New York insurance law, financial guaranty insurance companies are required to establish a contingency reserve in the amount prescribed by legislation. Such legislation requires that, for financial guaranty policies written after June 30, 1989, each primary insurer must establish a contingency reserve equal to the greater of 50% of premiums written or a stated percentage of the principal guaranteed, ratably over 15–20 years dependent upon the category of obligation insured. Reinsurers are required to establish a contingency reserve equal to their proportionate share of the reserve established by the primary insurer. Also under STAT, case reserves are required to be established in the year in which the default occurred. We establish non-specific reserves under GAAP as described in Note 2.

(c) Under STAT, insurance policy acquisition costs are charged against operations in the year incurred. Under GAAP, such costs, other than those incurred in connection with the origination of derivative contracts, are deferred and amortized.

(d) STAT financial statements only include a provision for current income taxes as a component of net income. Deferred taxes, subject to certain limitations set forth in SAP 10, are recorded in the STAT Balance Sheets with any changes thereto recognized via a change in statutory surplus. Purchases of tax and loss bonds are accounted for as investments under STAT. GAAP financial statements provide for current and deferred income taxes in our consolidated statements of income, and purchases of tax and loss bonds are recorded as prepaid federal income taxes in our consolidated balance sheets.

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

(f) Under STAT, certain assets, designated as non-admitted assets, are charged directly against statutory surplus. Such assets are reflected on our GAAP financial statements.

11.	Stock-Based Compensation

We have one stock option plan, the Radian Group Inc. Equity Compensation Plan (the “Plan”), which provides for the grant of non-qualified stock options, either alone or together with stock appreciation rights, restricted stock, as well as other forms of equity-based compensation. Options may be granted to our directors, officers and key employees at a price not less than 100% of the fair market value of our stock at the date of grant. Each stock option is exercisable for a period of 7 or 10 years from the date of grant, depending on the grant date, and is subject to a vesting schedule as approved by the Compensation and Human Resources Committee of our board of directors. On February 7, 2006, our board of directors approved an amendment to the Plan to extend the expiration date of the Plan from December 31, 2006 to December 31, 2008. We expect to submit this amendment for stockholder approval at our 2006 Annual Meeting of Stockholders. If the amendment is not approved, the Plan will expire as scheduled on December 31, 2006. We granted, under the Plan, 40,000 shares of restricted stock in May 2005 and an additional 10,000 shares of restricted stock in July 2005, in each case vesting over three years. Deferred compensation was recorded based on the market price at the date of grant. Compensation expense on the restricted stock is recognized over the vesting period of the shares.

Information with regard to the Plan is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding, January 1, 2003	4,901,887	$27.69
Granted	939,650	35.79
Exercised	(806,443)	21.13
Canceled	(144,080)	30.55

Outstanding, December 31, 2003	4,891,014	30.24

Granted	787,145	45.92
Exercised	(934,391)	23.39
Canceled	(244,760)	34.58

Outstanding, December 31, 2004	4,499,008	34.17

Granted	921,530	48.27
Exercised	(1,369,421)	27.75
Canceled	(177,379)	43.37

Outstanding, December 31, 2005	3,873,738	39.37

Exercisable, December 31, 2003	2,684,569	29.43

Exercisable, December 31, 2004	2,578,721	31.78

Exercisable, December 31, 2005	2,140,459	35.67

Available for grant, December 31, 2005	3,195,314

The following table summarizes information concerning outstanding and exercisable options at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$12.34–$16.25	52,403	1.04	$16.16	52,403	$16.16
$20.31–$27.66	856,259	4.35	24.38	735,334	23.92
$30.54–$44.37	1,189,155	6.00	36.23	867,879	36.27
$45.95–$68.18	1,775,921	7.69	49.40	484,843	54.54

	3,873,738			2,140,459

We report stock-based compensation in accordance with SFAS No. 123. See Note 2.

On February 8, 2005, our board of directors approved the Radian Group Inc. Performance Share Plan (the “Performance Share Plan”). Our key employees, who, through their position or performance, can have a significant, positive impact on our financial results, are eligible to participate in the Performance Share Plan. The Compensation and Human Resources Committee may grant performance shares to eligible participants with respect to performance periods of varying and overlapping durations. At the beginning of each performance period, a target number of performance shares are established for each participant in the plan. The performance shares are denominated in shares of our common stock and will be settled in stock. Each performance share award becomes payable at a multiple of the target amount depending on a combination of our growth of earnings per share, growth of adjusted book value and return on equity over the performance period and comparative position within our designated peer companies. For purposes of the deductibility requirements of Section 162(m) of the Internal Revenue Code, the maximum payout under any performance share award is 250,000 shares of our common stock or its equivalent market value as of the payment date. A total of 47,900 target performance units were issued in 2005 with respect to the performance period that began January 1, 2005, and ends December 31, 2007. No other awards are outstanding under the Performance Share Plan.

We apply SFAS No. 123 in accounting for the performance shares granted under the Performance Share Plan. Compensation cost is accrued over the performance period based on the fair value of the number of awards that are expected to vest. We recognized $1.2 million of expense in 2005 related to the Performance Share Plan.

We have an Employee Stock Purchase Plan (the “ESPP”). A total of 200,000 shares of our authorized non-issued common stock have been made available under the ESPP. The ESPP allows eligible employees to purchase shares of our stock at a discount of 15% of the beginning-of-period or end-of-period (each period being the first and second six calendar months) fair market value of the stock, whichever is lower. Eligibility under the ESPP is determined based on standard weekly work hours and tenure with us, and eligible employees are limited to a maximum contribution of $400 per payroll period toward the purchase of our stock. Under the ESPP, we sold 17,368, 18,793 and 17,899 shares to employees in 2005 2004, and 2003, respectively. We applied APB 25 in accounting for the ESPP. The pro forma effect of the issuance of shares under the ESPP on our net income and earnings per share had compensation cost been determined under SFAS No. 123 was immaterial in 2005, 2004 and 2003. We will apply SFAS No. 123R to shares issued under the ESPP beginning in 2006.

12.	Benefit Plans

We currently maintain a noncontributory defined benefit pension plan (the “Pension Plan”) covering substantially all of our full-time employees. EFSG maintained a defined benefit pension plan, (the “EFSG Pension Plan”) for the benefit of all eligible employees until its termination on October 31, 2002, at which time EFSG became a participating employer under the Pension Plan. We granted past service credit for eligibility and vesting purposes under the Pension Plan for all such service credited under the EFSG Pension Plan on behalf of the eligible employees of EFSG who were active participants in the EFSG Pension Plan prior to its termination and who became participants in the Pension Plan effective November 1, 2002. Retirement benefits are a function of the years of service and the level of compensation. Assets of the plan are allocated in a balanced fashion with approximately 40% in fixed-income securities and 60% in equity securities.

	Plan Assets at December 31
	2005	2004
Radian Pension Plan
Equity securities	62%	61%
Fixed-income securities	38	39

Total	100%	100%

On August 6, 2002, our board of directors approved amendments to the Pension Plan to (i) revise the Pension Plan’s definition of “Early Retirement Date” effective with respect to participants who earn an hour of service on or after January 1, 2002; and (ii) include such mandatory changes required under the Economic Growth and Tax Relief Reconciliation Act of 2001. Our Board also amended the Pension Plan to increase the plan’s normal retirement benefit formula with respect to participants who earn an hour of service after January 1, 2003.

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

The assumed discount rate for our Pension Plan and SERP is determined by examining the yield-rate for high-quality corporate bonds as of December 31 of the previous year. By matching the yield curve on investment-grade securities with the expected benefit stream of the Pension Plan, we have found the Moody’s AA bond yield on December 31 of the previous year to be a sufficient benchmark in setting the assumed discount rate.

In addition to providing pension benefits, we provide certain healthcare and life insurance benefits to our retired employees who were hired before January 1, 1990, under a postretirement welfare plan (the “Postretirement Welfare Plan”). Until its curtailment on August 31, 2002, EFSG had a plan that provided certain healthcare benefits for retired employees (the “Enhance Postretirement Medical Plan”). The plan was frozen effective August 31, 2002, so that only employees of EFSG and it subsidiaries hired before February 2, 1990 are eligible for the retirement benefits available under this plan, and we recorded a gain of approximately $0.7 million in 2002 from the curtailment of this plan. The expense for postretirement benefit costs for 2005 was $34.8 thousand as compared to $12.1 thousand for 2004, due to the curtailment of the Enhance Postretirement Medical Plan, and the expense for 2003 was a credit of $82 thousand. We accrue the estimated cost of retiree medical and life benefits over the period during which employees render the service that qualifies them for benefits. All of our plans together are referred to in the tables below as the “Radian Plans.”

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

The funded status of the Pension Plan and SERP, the Postretirement Welfare Plan, and the EFSG Pension Plan and Restoration Plan were as follows (in thousands):

Radian Plans

	Pension Plan/SERP		Postretirement Welfare Plan
	2005	2004	2005	2004
Change in Benefit Obligation
Benefit obligation at beginning of year	$32,948	$26,620	$495	$463
Service cost	4,770	4,231	9	9
Interest cost	1,939	1,606	28	26
Plan participants’ contributions	—	—	21	15
Actuarial loss	1,325	645	18	14
Benefits paid	(1,824)	(154)	(33)	(32)

Benefit obligation at end of year	$39,158	$32,948	$538	$495

Change in Plan Assets
Fair value of plan assets at beginning of year	$12,006	$8,655	$—	$—
Actual return on plan assets	976	1,079	—	—
Employer contributions	5,156	2,426	12	17
Plan participants’ contributions	—	—	21	15
Benefits paid	(1,824)	(154)	(33)	(32)

Fair value of plan assets at end of year	$16,314	$12,006	$—	$—

Underfunded status of the plan	$(22,843)	$(20,942)	$(538)	$(495)
Unrecognized prior service cost	8,215	7,097	(56)	(62)
Unrecognized net actuarial loss (gain)	2,680	2,697	(112)	(134)

Accrued benefit cost	$(11,948)	$(11,148)	$(706)	$(691)

The accrued benefit cost for our Pension Plan, the SERP, the Restoration Plan and postretirement plans is included in accounts payable and accrued expenses on our consolidated balance sheets.

The accumulated benefit obligation at December 31, 2005 and 2004 for the Radian Pension Plan/SERP was $25.5 million and $21.1 million, respectively.

EFSG Plan

	Pension Plan/Restoration Plan		Postretirement Medical Plan
	2005	2004	2005	2004
Change in Benefit Obligation
Benefit obligation at beginning of period	$74	$7,340	$411	$1,039
Service cost	—	—	1	—
Interest cost	—	60	34	24
Amendments	—	74	—	—
Actuarial gain	—	(32)	522	(629)
Effect of curtailment	—	—	(320)	—
Benefits paid	(74)	(7,368)	(20)	(23)

Benefit obligation at end of year	$—	$74	$628	$411

Change in Plan Assets
Fair value of plan assets at beginning of period	$—	$5,942	$—	$—
Actual return on plan assets	—	101	—	—
Employer contributions	—	1,325	20	23
Benefits paid	—	(7,368)	(20)	(23)

Fair value of plan assets at end of year	$—	$—	$—	$—

Under funded status of the plan	$—	$(74)	$(628)	$(411)
Unrecognized net actuarial (gain) loss	—	(62)	(2)	(524)
Unrecognized transition obligation (asset)	—	—	—	3

Accrued benefit cost	$—	$(136)	$(630)	$(932)

There was no accumulated benefit obligation for the EFSG Restoration Plan at December 31, 2005. At December 31, 2004, the accumulated benefit obligation was $74 thousand.

At December 31, 2005 and 2004, the accumulated postretirement benefit obligation under the EFSG Postretirement Medical Plan was $0.6 million and $0.4 million, respectively, and was not funded. At December 31, 2005, the discount rate used in determining the accumulated postretirement benefit obligation was 5.50% and the healthcare trend was 8.00% graded to 5.50% after 5 years.

The components of the Pension Plan/SERP benefit and net period postretirement benefit costs are as follows (in thousands):

Radian Plans

	Pension Plan/SERP			Postretirement Welfare Plan
	2005	2004	2003	2005	2004	2003
Service cost	$4,770	$4,231	$3,079	$9	$9	$9
Interest cost	1,939	1,606	1,238	28	27	26
Expected return on plan assets	(1,123)	(841)	(568)	—	—	—
Amortization of prior service cost	252	298	298	(6)	(6)	(6)
Recognized net actuarial loss (gain)	353	334	185	(5)	(18)	(12)

Net periodic benefit cost	$6,191	$5,628	$4,232	$26	$12	$17

EFSG Plan

	Pension Plan			Postretirement Medical Plan
	2005	2004	2003	2005	2004	2003
Service cost	$—	$—	$—	$1	$—	$21
Interest cost	—	60	431	34	24	60
Expected return on plan assets	—	(62)	(431)	—	—	—
Amortization of prior service cost	—	—	—	—	—	1
Recognized net actuarial gain	—	—	—	—	(21)	—

Net periodic benefit cost	$—	$(2)	$—	$35	$3	$82
Curtailment/settlement charge	—	—	—	(317)	—	—

Total financial statement impact	$—	$(2)	$—	$(282)	$3	$82

Assumptions used to determine net pension and net periodic postretirement benefit costs are as follows:

Radian Plans

	Pension Plan/SERP			Postretirement Welfare Plan
	2005	2004	2003	2005	2004	2003
Weighted average assumptions as of December 31:
Discount rate	5.75%	6.00%	6.75%	5.75%	6.00%	6.75%
Expected return on plan assets	8.50%	8.50%	8.50%	—	—	—
Rate of compensation increase	4.25%	4.25%	4.50%	—	—	—

EFSG Plan

	Postretirement Medical Plan
	2005	2004	2003
Weighted average assumptions as of December 31:
Discount rate	5.75%	6.00%	6.75%
Expected return on plan assets	—	—	—
Rate of compensation increase	—	—	—

Weighted average assumptions used to determine net pension and net periodic postretirement benefit obligation at December 31, 2005 and 2004 were as follows:

Radian Plans

	Pension Plan/ SERP		Postretirement Welfare Plan
	2005	2004	2005	2004
Discount rate	5.50%	5.75%	5.50%	5.75%
Expected return on plan assets	8.50%	8.50%	n/a	n/a
Rate of compensation increase	4.00%	4.25%	n/a	n/a

EFSG Plan

	Pension Plan/ Restoration Plan		Postretirement Medical Plan
	2005	2004	2005	2004
Discount rate	n/a	n/a	5.50%	5.75%
Expected return on plan assets	n/a	n/a	n/a	n/a
Rate of compensation increase	n/a	n/a	n/a	n/a

The selected long-term rate on assets (8.50%) was principally based on the allocation of the Pension Plan’s assets (approximately 60% equities and 40% fixed-income investments) coupled with the actual expected returns provided by our investment advisor by asset type. This assumption is a long-term assumption that has been in place for many years. We have periodically reviewed our assumptions against various capital market simulations to assure that our assumptions remain reasonable. We believe that an 8.5% long-term return assumption remains reasonable in calculating pension expense.

The discount rate is established by comparing the projection of expected benefit payments based on the assumptions used for the actuarial valuation to the Citigroup Pension Discount Curve (published monthly) as of December 31, of the fiscal year. The expected benefit payments are discounted by each corresponding discount rate on the yield curve. Once the present value of the string of benefit payments is established, we solve for the single spot rate to apply to all obligations of the plan that will exactly match the previously determined present value. This result is rounded to the nearest 25 basis points.

The Citigroup Pension Discount Curve is constructed beginning with a U.S. Treasury par curve that reflects the entire Treasury and STRIPS market. From the Treasury curve, Citibank produces a double–A corporate par curve by adding option-adjusted spreads that are drawn from the double-A corporate sector of the Citigroup Broad Investment-Grade Bond Index. Finally, from the double-A corporate par curve, Citigroup derives the spot rates that constitute the Pension Discount Curve. For payments beyond 30 years we extend the curve assuming that the discount rate derived in year 30 is extended to the end of the plan’s payment expectations.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid according to the following schedule:

	Pension Plan/ SERP	Postretirement Welfare Plan
2006	$323,417	$55,247
2007	219,269	56,639
2008	263,212	57,903
2009	369,640	61,368
2010	485,581	62,275
Years 2011-2015	5,399,964	362,071

Total	$7,061,083	$655,503

Contributions

We expect to contribute $3.0 million to our pension plan and $20 thousand to our other postretirement benefit plans in 2006. We expect to contribute $36 thousand to EFSG’s other postretirement benefit plan in 2006.

Due to the nature of the Postretirement Welfare Plan, no increase is assumed in our obligation due to any increases in the per-capita cost of covered healthcare benefits.

In addition to the Pension Plan, the SERP and the Postretirement Welfare Plan, we also maintain a Savings Incentive Plan, which covers substantially all our full-time and all our part-time employees employed for a minimum of 90 consecutive days. Participants can contribute up to 25% of their base earnings as pretax contributions. We will match at least 25% of the first 6% of base earnings contributed in any given year. These matching funds are subject to certain vesting requirements. Our expense for matching funds for the years ended December 31, 2005, 2004 and 2003 was $2.6 million, $2.8 million and $2.7 million, respectively.

13.	Commitments, Contingencies and Off-Balance-Sheet Arrangements

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

On October 21, 2005, the United States District Court granted Radian Guaranty’s motion for summary judgment. The court held that mortgage insurance transactions between mortgage lenders and mortgage insurers are not consumer credit actions and are not subject to the notice requirements of FCRA. On November 8, 2005, the plaintiffs in this case appealed the district court’s judgment. Similar cases, a number of which are still pending, have been brought against several other mortgage insurers. We intend to vigorously defend the appeal of this action and any future actions concerning FCRA that may be brought against us. We cannot assure you that we will have continued success defending this case on appeal or defending against similar lawsuits that may be brought against us.

In addition to the above, we are involved in certain litigation arising in the normal course of our business. We are contesting the allegations in each such other action and believe, based on current knowledge and consultation with counsel, that the outcome of such litigation will not have a material adverse effect on our consolidated financial position or results of operations.

New securities regulations have come into effect that impose enhanced disclosure requirements on issuers of asset-backed (including mortgaged-backed) securities, including most customers in our structured business. To allow these customers to comply with the new regulations, we may be required in any given transaction, depending on the amount of credit enhancement that we are providing, to provide audited financial statements for the insurance subsidiary participating in the transaction. We are in the process of producing financial statements (and having them audited) for each of our primary insurance subsidiaries. We anticipate that these financial statements will be available in the first half of 2006. Until they are available, we will provide full and unconditional holding-company-level guaranties for our insurance subsidiaries’ obligations in such transactions, principally on our mortgage insurance business for which financial statements prepared in accordance with GAAP have never previously been available. To date, we have guarantied two structured transactions for Radian Guaranty involving approximately $715 million of credit exposure.

We guarantee the payment of up to $25.0 million of a revolving credit facility issued to Sherman that expires December 21, 2006. There have been no drawdowns on this facility.

We also utilize letters of credit to back assumed reinsurance contracts, medical insurance policies and an excise tax-exemption certificate used for ceded premiums from our domestic operations to our international operations. These letters of credit are with various financial institutions, have terms of one-year and will automatically renew unless we specify otherwise. The letters of credit outstanding at December 31, 2005 and 2004 were $17.1 million and $9.3 million, respectively.

Our mortgage insurance business utilizes its underwriting skills to provide an outsourced underwriting service to its customers. We give recourse to our customers on loans we underwrite for compliance. Typically, we agree that if we make a material error in underwriting a loan, we will remedy, indemnify, make whole, repurchase, or place additional mortgage insurance coverage on the loan. During 2005, we processed requests for remedies on less than 0.2% of the loans underwritten and sold a number of loans previously acquired as part of the remedy process. We paid losses for sales and remedies from reserves in 2005 of approximately $11.7 million. Providing these remedies means we assume some credit risk and interest-rate risk if an error is found during the limited remedy period in the agreements governing our provision of contract underwriting services. Rising mortgage interest rates or an economic downturn may expose the mortgage insurance business to higher losses. In 2004, we had provisions for contract underwriting remedies of $12 million. In 2005, our provisions were approximately $8 million and our reserve at December 31, 2005, was $3.6 million. We closely monitor this risk and negotiate our underwriting fee structure and recourse agreements on a client-by-client basis.

Our financial guaranty insurance business enters into reinsurance agreements with our monoline financial guaranty primary insurance customers. These reinsurance agreements generally are subject to termination (i) upon written notice (ranging from 90 to 120 days) before the specified deadline for renewal, (ii) at the option of the ceding company if we fail to maintain certain financial, regulatory and rating agency criteria that are equivalent to or more stringent than those we are otherwise required to maintain for our own compliance with New York insurance law and to maintain a specified financial strength rating for the particular insurance subsidiary; or (iii) upon certain changes of control. Upon termination under the conditions set forth in (ii) and (iii) above, we may be required (under some of its reinsurance agreements) to return to the ceding company all unearned premiums, less ceding commissions, attributable to reinsurance ceded pursuant to such agreements. Upon the occurrence of the conditions set forth in (ii) above, whether or not an agreement is terminated, we may be required to obtain a letter of credit or alternative form of security to collateralize our obligation to perform under such agreement or we may be obligated to increase the level of ceding commission paid.

We lease office space for use in our operations. Net rental expense in connection with these leases totaled $8,673,000, $8,124,000 and $9,574,000 in 2005, 2004 and 2003, respectively. The commitment for non-cancelable operating leases in future years is as follows (in thousands):

2006	$12,631
2007	11,250
2008	10,888
2009	10,825
2010	10,652
Thereafter	56,981

$113,227

The commitment for non-cancelable operating leases in future years has not been reduced by future minimum sublease rental payments aggregating approximately $30.2 million. A portion of these payments relates to subleases to our affiliates.

14.	Quarterly Financial Data (Unaudited)
(In thousands, except per-share information)

	2005 Quarters
	First	Second	Third	Fourth	Year
Net premiums written	$214,840	$299,218	$313,908	$272,721	$1,100,687
Net premiums earned	247,025	243,978	265,636	262,031	1,018,670
Net investment income	50,862	50,004	53,253	54,303	208,422
Net gains on sales of investments	11,526	8,723	5,194	11,195	36,638
Net change in fair value of derivative instruments	(8,960)	987	53,274	(36,131)	9,170
Provision for losses	109,500	83,827	92,441	104,865	390,633
Policy acquisition and other operating expenses	81,026	83,490	86,858	90,454	341,828
Equity in net income of affiliates	51,296	63,878	46,772	55,746	217,692
Net income	115,612	140,224	162,557	104,461	522,854
Diluted net income per share (1) (2)	$1.24	$1.56	$1.88	$1.24	$5.91
Weighted average shares outstanding (1)	94,258	90,116	86,693	83,917	88,746

	2004 Quarters
	First	Second	Third	Fourth	Year
Net premiums written	$181,428	$331,269	$282,530	$287,260	$1,082,487
Net premiums earned	243,420	259,249	264,048	262,767	1,029,484
Net investment income	49,705	50,879	51,086	52,679	204,349
Net gains on sales of investments	26,676	5,287	8,993	9,843	50,799
Net change in fair value of derivative instruments	4,647	12	(2,083)	44,559	47,135
Provision for losses	114,767	116,560	114,125	111,382	456,834
Policy acquisition and other operating expenses	75,442	83,796	83,562	84,717	327,517
Equity in net income of affiliates	32,482	52,172	45,926	49,970	180,550
Net income	120,010	120,503	122,171	155,969	518,653
Diluted net income per share (1) (2)	$1.22	$1.23	$1.27	$1.62	$5.33
Weighted average shares outstanding (1)	98,888	98,713	97,197	96,832	97,908

(1)	Diluted net income per share and average shares outstanding per SFAS No. 128, “Earnings Per Share.” Amounts for the first three quarters of 2005 and all quarters of 2004 reflect the inclusion of shares underlying contingently convertible debt. See Note 2.
(2)	Net income per share is computed independently for each period presented. Consequently, the sum of the quarters may not equal the total net income per share for the year.

15.	Fair Value of Financial Instruments

The fair value of a financial instrument is the current amount that would be exchanged between two willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices available. In those cases, fair values are based on estimates using present value or other valuation methodologies. Significant differences may exist with respect to the available market information and assumptions used. Considerable judgment is required to interpret available market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amount we could realize in a current market exchange. The use of different market assumptions or estimation methodologies may have an effect on the estimated fair value amounts.

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

Long-Term Debt—The fair value is estimated based on the quoted market prices for the same or similar issue or on the current rates offered to us for debt of the same remaining maturities.

The carrying value and fair value of selected assets and liabilities on our consolidated balance sheets is as follows:

	December 31
	2005		2004
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Assets:
Fixed-maturity and equity securities	$5,059,512	$5,063,804	$4,920,755	$4,929,924
Trading securities	89,440	89,440	86,342	86,342
Short-term investments	361,937	361,937	459,718	459,718
Other invested assets	2,825	2,825	3,253	3,253
Liabilities:
Unearned premiums	849,360	731,517	770,208	647,032
Reserve for losses	801,002	801,002	801,012	801,012
Long-term debt	747,466	772,802	717,640	770,762

16.	Capital Stock

Since September 2002, our board of directors has authorized five separate repurchase programs for the repurchase, in the aggregate, of up to 19.5 million shares of our common stock on the open market. At March 31, 2004, we had repurchased all 2.5 million shares under the initial program (announced September 24, 2002) at a cost of approximately $87.0 million. At March 31, 2005, we had repurchased an additional 5.0 million shares under the second program (announced May 11, 2004 and extended September 8, 2004) at a cost of approximately $235.9 million, and at June 30, 2005, we had repurchased all 5.0 million shares under the third program (announced February 15, 2005) at a cost of approximately $240.0 million. At December 31, 2005, we had repurchased all of the 3.0 million shares authorized under the fourth repurchase program (announced August 9, 2005) at a cost of approximately $160.0 million. All share repurchases made to date were funded from available working capital and were made from time to time depending on market conditions, share price and other factors.

On February 7, 2006, we announced that our board of directors had authorized the repurchase of up to 4.0 million shares of our common stock on the open market under a new repurchase plan. Stock purchases under this program will be funded from available working capital from time to time, depending on market conditions, stock price and other factors. The board did not set an expiration date for this program.

We also may purchase shares on the open market to meet option exercise obligations and to fund 401(k) matches and purchases under our Employee Stock Purchase Plan and may consider additional stock repurchase programs in the future.

17.	Other Related Party Transactions

We have committed $10 million to invest in a fund sponsored and managed by C-BASS. The fund invests in real estate related securities and had total assets of $262 million at December 31, 2005. C-BASS is also a co-investor in the fund. We had $5.2 million invested in the fund at December 31, 2005.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

We are committed to providing accurate and timely disclosure in satisfaction of our SEC reporting obligations. In 2002, we established a disclosure committee and formalized its disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in providing reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported on a timely basis, and that this information is accumulated and communicated to management as appropriate to allow for timely decisions regarding required disclosures.

Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting and the attestation report of Deloitte & Touche LLP, independent registered public accounting firm, appear in Part II, Item 8 of this report and are incorporated into this Item 9A as if fully set forth herein.

There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Part III

Item 10.	Directors and Executive Officers of the Registrant.

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 30, 2006. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.

Item 11.	Executive Compensation.

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 30, 2006. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 30, 2006. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.

Item 13.	Certain Relationships and Related Transactions.

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 30, 2006. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 30, 2006. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.

Part IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)

1.	Financial Statements—See the “Index to Consolidated Financial Statements” included in Item 8 of Part II of this report for a list of the financial statements filed as part of this report.

2.	Financial Statement Schedules—See the “Index to Financial Statement Schedules” on page 198 of this report for a list of the financial statement schedules filed as part of this report.

3.	Exhibits—See “Index to Exhibits” on page 199 of this report for a list of exhibits filed as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 9, 2006.

Radian Group Inc.

By:	/s/ Sanford A. Ibrahim
Sanford A. Ibrahim, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 9, 2006, by the following persons on behalf of the registrant and in the capacities indicated.

Name	Title

/s/ Sanford A. Ibrahim Sanford A. Ibrahim	Chief Executive Officer and Director

/s/ Roy J. Kasmar Roy J. Kasmar	President, Chief Operating Officer and Director

/s/ C. Robert Quint C. Robert Quint	Executive Vice President, Chief Financial Officer

/s/ John J. Calamari John J. Calamari	Senior Vice President and Controller, Principal Accounting Officer

/s/ Herbert Wender Herbert Wender	Non-Executive Chairman of the Board

/s/ David C. Carney David C. Carney	Director

/s/ Howard B. Culang Howard B. Culang	Director

/s/ Stephen T. Hopkins Stephen T. Hopkins	Director

/s/ James W. Jennings James W. Jennings	Director

/s/ Ronald W. Moore Ronald W. Moore	Director

/s/ Jan Nicholson Jan Nicholson	Director

/s/ Robert W. Richards Robert W. Richards	Director

/s/ Anthony W. Schweiger Anthony W. Schweiger	Director

All other schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in our Consolidated Financial Statements and notes thereto.

Radian Group Inc.

Schedule I

Summary of Investments—Other Than Investments in Related Parties

December 31, 2005

Type of Investment	Amortized Cost	Fair Value	Amount at Which Shown on the Balance Sheet
	(In thousands)
Fixed Maturities:
Bonds:
U.S. government securities	$78,214	$79,705	$79,705
U.S. government-sponsored enterprises	33,764	33,119	33,119
State and municipal obligations	2,960,166	3,052,171	3,048,247
Public utilities	599,660	620,146	619,778
Corporate obligations	101,709	104,335	104,335
Convertible securities	308,331	314,692	314,692
Asset-backed securities	268,698	263,615	263,615
Private placements	59,357	61,143	61,143
Foreign governments	103,633	105,222	105,222
Redeemable preferred stocks	106,192	104,539	104,539

Total fixed maturities	4,619,724	4,738,687	4,734,395
Trading securities	68,078	89,440	89,440
Equity securities:
Banks, trusts and insurance companies	3,610	3,775	3,775
Industrial, miscellaneous and all other	255,158	321,342	321,342
Short-term investments	361,937	361,937	361,937
Other invested assets	2,825	2,825	2,825

Total investments other than investments in related parties	$5,311,332	$5,518,006	$5,513,714

Radian Group Inc.

Schedule II—Condensed Financial Information of Registrant

Condensed Balance Sheets

Parent Company Only

	December 31
	2005	2004
	(In thousands, except share and per-share amounts)
Assets
Investments
Fixed maturities held to maturity—at amortized cost (fair value $— and $517)	$—	$507
Fixed maturities available for sale—at fair value (amortized cost $7,492 and $63,225)	7,539	65,349
Short-term investments	106,822	37,677
Trading securities	—	11,287
Equity securities	50,171	77,762
Cash	358	3,673
Investment in subsidiaries, at equity in net assets	4,257,682	4,104,387
Debt issuance costs	4,475	6,418
Due from affiliates, net	18,290	11,229
Property and equipment, at cost (less accumulated depreciation of $24,465 and $15,398)	17,226	23,471
Other assets	29,348	52,457
Dividends receivable from subsidiary	—	100,000

Total assets	$4,491,911	$4,494,217

Liabilities and Stockholders’ Equity
Accounts payable—other	$49,102	$36,346
Notes payable	199	347
Federal income taxes	24,328	40,705
Accrued interest payable	7,936	10,124
Long-term debt	747,466	717,640

Total liabilities	829,031	805,162

Common stockholders’ equity
Common stock: par value $.001 per share; 200,000,000 shares authorized; 97,373,169 and 96,560,912 shares issued in 2005 and 2004, respectively	97	97
Treasury stock: 14,340,713 and 4,280,305 shares in 2005 and 2004, respectively	(688,048)	(176,242)
Additional paid-in capital	1,318,910	1,282,433
Deferred compensation	(1,843)	—
Retained earnings	2,913,649	2,397,626
Accumulated other comprehensive income	120,115	185,141

Total common stockholders’ equity	3,662,880	3,689,055

Total liabilities and stockholders’ equity	$4,491,911	$4,494,217

See Supplemental Notes.

Radian Group Inc.

Schedule II—Condensed Financial Information of Registrant

Condensed Statements of Income

Parent Company Only

	Year Ended December 31
	2005	2004	2003
	(In thousands)
Revenues:
Net investment income	$—	$—	$482
Net gains on sales of investments	6,915	3,456	3,215
Change in fair value of derivative instruments	(2,199)	2,124	—

Total revenues	4,716	5,580	3,697

Expenses:
Interest expense	—	—	7,629
Operating expenses	—	—	6,636

Total expenses	—	—	14,265

Equity in net income of affiliates	527,571	515,370	398,250

Income before income taxes	532,287	520,950	387,682
Provision for income taxes	9,433	2,297	1,781

Net income	$522,854	$518,653	$385,901

See Supplemental Notes.

Radian Group Inc.

Schedule II—Condensed Financial Information of Registrant

Condensed Statements of Cash Flows

Parent Company Only

	Year Ended December 31
	2005	2004	2003
	(In thousands)
Cash flows from operating activities:
Net income	$522,854	$518,653	$385,901
Adjustments to reconcile net income to net cash provided by operating activities
Net gains on sales of investments	(6,915)	(3,451)	(2,097)
Change in fair value of derivative instruments	2,199	(2,124)	(1,118)
Equity in earnings of affiliates	—	(668)	(9,113)
Purchases of trading securities	(595)	(7,301)	(8,229)
Sales of trading securities	95	5,977	—
Equity in undistributed net income of subsidiaries	(177,308)	(260,431)	(366,262)
(Decrease) increase in federal income taxes	(16,377)	24,096	6,529
Decrease in notes payable	(148)	(2,586)	(1,585)
Distributions from subsidiaries	63,131	—	—
Non-cash dividends from subsidiaries	—	(86,778)	—
Dividends receivable from subsidiaries	—	(100,000)	—
Change in other assets	75,866	(56,361)	(17,085)
Change in accounts payable and other liabilities	80,117	14,999	14,354

Net cash provided by operating activities	542,919	44,025	1,295

Cash flows from investing activities:
Sales/redemptions of fixed-maturity investments available for sale	7,119	149,124	186,738
Purchases of fixed-maturity investments available for sale	(17,326)	(72,844)	(317,298)
Redemptions of fixed-maturity investments held to maturity	—	—	—
Purchases of short term investments—net	(69,145)	(6,276)	(29,317)
Purchase of equity securities	—	(3,794)	(1,198)
Sales of equity securities	9,305	5,570	—
Investments in affiliate	—	(5,501)	—
Proceeds from sales of investment in affiliates	—	2,229	—
Purchases of property and equipment	(6,414)	(8,592)	(25,749)
Other	—	—	—

Net cash (used in) provided by investing activities	(76,461)	59,916	(186,824)

Cash flows from financing activities:
Dividends paid	(6,831)	(7,575)	(7,491)
Capital contributions, net of dividends	(15,000)	—	(65,266)
Purchase of treasury stock, net	(511,806)	(115,739)	(8,635)
Redemption of long-term debt	(220,000)	—	—
Issuance of long-term debt	249,555	—	246,167
Debt issuance costs	(2,168)	—	—
Capital issuance costs	—	—	(2,353)
Proceeds from issuance of common stock	36,477	22,875	23,215

Net cash (used in) provided by financing activities	(469,773)	(100,439)	185,637

(Decrease) increase in cash	(3,315)	3,502	108
Cash, beginning of year	3,673	171	63

Cash, end of year	$358	$3,673	$171

See Supplemental Notes.

Schedule II—Condensed Financial Information of Registrant

Parent Company Only

Supplemental Notes

Note A

Radian Group Inc. (the “Parent Company”) provides certain services to its subsidiaries. In April 2003, after approval by the various state Commissioners of Insurance, the Parent Company started charging back to its subsidiaries, based on calculated GAAP capital or percentage of time, certain amounts it incurs principally in the capacity of supporting those subsidiaries. As such, all net investment income, other income, operating expenses and interest expense has been allocated to the subsidiaries since that time. Amounts charged to the subsidiaries for these costs is the actual cost, without any mark-up, except for the amounts charged to the U.K. subsidiaries for which a reasonable mark-up is charged. The Parent Company considers these charges fair and reasonable. The subsidiaries reimburse the Parent Company for these costs in a timely manner. This has the impact of improving the cash flows of the Parent Company and reducing dividends to the Parent Company.

Note B

During 2005, 2004 and 2003, the Parent Company received $350.3 million, $254.3 million and $22.9 million in dividends from their subsidiaries. These amounts are limited to amounts calculated under STAT without first receiving insurance department approval.

Radian Group Inc.

Schedule IV—Reinsurance

Insurance Premiums Earned

Years Ended December 31, 2005, 2004 and 2003

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
	(In thousands)
2005	$1,015,909	$99,442	$102,203	$1,018,670	10.03%

2004	$1,008,062	$90,272	$111,694	$1,029,484	10.85%

2003	$929,370	$69,900	$148,713	$1,008,183	14.75%

INDEX TO EXHIBITS

Exhibit Number	Exhibit
2.1	Agreement and Plan of Merger dated as of November 22, 1998, between the Registrant and Amerin Corporation (incorporated by reference to Appendix I to the Registrant’s Registration Statement on Form S-4 filed on May 6, 1999)

2.2	Agreement and Plan of Merger dated as of November 13, 2000, among the Registrant, GOLD Acquisition Corporation, and Enhance Financial Services Group Inc. (incorporated by reference to Annex A to the Registrant’s Registration Statement on Form S-4 filed on December 27, 2000)

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated May 11, 2004, and filed on May 12, 2004)

3.2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated April 20, 2005, and filed on April 25, 2005)

4.1	Specimen certificate for Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)

4.2	Indenture dated May 29, 2001, between the Registrant and First Union National Bank, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4 filed on July 19, 2001)

4.3	Form of 7.75% Debentures Due 2011 (included within Exhibit 4.2)

4.4	Registration Rights Agreement dated October 27, 1992, between the Registrant and Commonwealth Land Title Insurance Company (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-4 filed on July 19, 2001)

4.5	Indenture dated as of February 14, 2003, between the Registrant and Wachovia Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003)

4.6	Form of 5.625% Senior Notes Due 2013 (included within Exhibit 4.5)

4.7	Registration Rights Agreement dated February 14, 2003, among the Registrant, Banc of America Securities LLC, Lehman Brothers Inc., Wachovia Securities, Inc., Bear Stearns & Co. Inc. and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003)

4.8	Senior Indenture dated as of June 7, 2005, between the Registrant and Well’s Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 2, 2005 and filed on June 7, 2005)

4.9	Officers’ Certificate, dated as of June 7, 2005, including the terms of the Registrant’s 5.375% Senior Notes due 2015, as Attachment A, and including the form of the Notes as Exhibit A-1 to Attachment A (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 2, 2005 and filed on June 7, 2005)

+10.1	Form of Change of Control Agreement between Radian Group Inc. and each of C. Robert Quint (dated January 25, 1995), Howard S. Yaruss (dated October 30, 1997), Roy J. Kasmar (dated March 12, 1999), John Calamari and Mark Casale (dated November 9, 2004) (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

+10.2	Form of Change of Control Agreement between the Registrant and each of Stephen Cooke (dated December 12, 2005), Suzanne Hammett (dated December 12, 2005) and Robert E. Croner (dated December 12, 2005) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 12, 2005 and filed on December 16, 2005)

Exhibit Number	Exhibit
+10.3	Change of Control Agreement between Radian Asset Assurance Inc. and Stephen Cooke, dated February 7, 2006 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated February 7, 2006 and filed on February 13, 2006)

+10.4	Form of Second Amended and Restated Change-In-Control Protection Agreement dated November 15, 1999, between Enhance Financial Services Group Inc. and Martin Kamarck, amended and restated as of March 23, 2000 (incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

+10.5	Form of Stock Option Grant Letter (incorporated by reference to Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2004)

+10.6	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2005)

+10.7	Radian Group Inc. Pension Plan (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

+10.8	Amendment No. 1 to Radian Group Inc. Pension Plan (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002)

+10.9	Radian Group Inc. Supplemental Executive Retirement Plan (Amended and Restated Effective January 1, 2002) (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002)

+10.10	Radian Group Inc. Savings Incentive Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

+10.11	Amendment No. 1 to Radian Group Inc. Savings Incentive Plan (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002)

+10.12	Radian Group Inc. Equity Compensation Plan (Amended and Restated as of February 8, 2005) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 8, 2005, and filed on February 14, 2005)

+10.13	Radian Group Inc. Amended and Restated Performance Share Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Amended Current Report on Form 8-K dated February 8, 2005, and filed on March 30, 2005)

+10.14	Form of Performance Share Award Agreement for performance period beginning January 1, 2005, and ending January 1, 2007 (incorporated by reference to Exhibit 10.3 to the Registrant’s Amended Current Report on Form 8-K dated February 8, 2005, and filed on March 30, 2005)

+10.15	Form of Performance Share Award Agreement for performance periods beginning on or after January 1, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 7, 2006, and filed on February 13, 2006)

+10.16	Radian Group Inc. Voluntary Deferred Compensation Plan for Officers (Amended and Restated December 12, 2005) (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated December 12, 2005, and filed on December 16, 2005)

+10.17	Radian Group Inc. Voluntary Deferred Compensation Plan for Directors (Amended and Restated December 12, 2005) (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated December 12, 2005, and filed on December 16, 2005)

+10.18	Radian Group Inc. 1997 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10 to the Registrant’s Registration Statement on Form S-8 filed on November 20, 1997)

Exhibit Number	Exhibit
+10.19	Amerin Corporation Second Amendment and Restatement of 1992 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002)

+10.20	Enhance Financial Services Group Inc. Long-Term Incentive Plan for Key Employees (Amended and Restated as of June 6, 1996) (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002)

+10.21	Enhance Financial Services Group Inc. 1997 Long-Term Incentive Plan for Key Employees (As Amended Through June 3, 1999) (incorporated by reference to Exhibit 10.2.2 to the Quarterly Report on Form 10-Q for the period ended June 30, 1999, of Enhance Financial Services Group Inc.)

+10.22	Enhance Reinsurance Company Supplemental Pension Plan (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K for the year ended December 31, 1999, of Enhance Financial Services Group Inc.)

+10.23	Enhance Financial Services Group Inc. Non-Employee Director Stock Option Plan (As Amended December 11, 1997) (incorporated by reference to Annex A to the Schedule 14A of Enhance Financial Services Group Inc. filed on May 4, 1998)

+10.24	Transition and Retirement Agreement, dated as of November 22, 2004, between the Registrant and Frank P. Filipps (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004)

+10.25	Employment Agreement between the Registrant and Sanford A. Ibrahim, dated as of April 20, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 20, 2005 and filed on April 25, 2005)

+10.26	Retention Agreement, dated as of February 14, 2005, between the Registrant and Roy J. Kasmar (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004)

+10.27	Retention Agreement, dated as of February 14, 2005, between the Registrant and C. Robert Quint (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004)

+10.28	Retention Agreement, dated as of February 14, 2005, between the Registrant and Martin Kamarck (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004)

+10.29	Retention Agreement, dated as of February 14, 2005, between the Registrant and Howard S. Yaruss (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004)

+10.30	Retention Agreement, dated as of February 14, 2005, between the Registrant and Mark Casale (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004)

+10.31	Retention Agreement, dated as of February 14, 2005, between the Registrant and Robert Croner (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004)

+10.32	Retention Agreement, dated as of September 26, 2005, between the Registrant and Stephen Cooke (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 26, 2005, and filed on September 29, 2005)

+10.33	Certain Compensation Arrangements with Directors for 2006 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 7, 2006, and filed on February 13, 2006)

Exhibit Number	Exhibit
+10.34	Form of Phantom Stock Agreement for Employees (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated February 8, 2005, and filed on February 14, 2005)

+10.35	Form of Phantom Stock Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K dated February 8, 2005, and filed on February 14, 2005)

10.36	Form of Radian Guaranty Inc. Master Policy, effective June 1, 1995 (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-4 filed on July 19, 2001)

10.37	Risk-to-Capital Ratio Maintenance Agreement between the Registrant and Commonwealth Mortgage Assurance Company regarding matters relating to Moody’s financial strength rating as amended through October 22, 1993, (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-4 filed on July 19, 2001)

10.38	Net Worth and Liquidity Maintenance Agreement, dated as of October 10, 2000, between Radian Guaranty Inc. and Radian Insurance Inc. (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002)

10.39	Form of Expense Allocation and Services Agreement between the Registrant and each of Radian Guaranty Inc., Radian Insurance Inc. and Radian Asset Assurance Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2005)

10.40	Variable Share Quota Share Reinsurance Agreement, effective January 1, 1994, between the Registrant and Capital Mortgage Reinsurance Company (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-4 filed on July 19, 2001)

10.41	Reinsurance Agreement, effective January 1, 1994, between the Registrant and Capital Reinsurance Company (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-4 filed on July 19, 2001)

10.42	Variable Share Quota Share Reinsurance Agreement, effective January 1, 1995, between the Registrant and Capital Mortgage Reinsurance Company (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-4 filed on July 19, 2001)

10.43	Reinsurance Agreement, effective January 1, 1996, between the Registrant and Capital Reinsurance Company (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-4 filed on July 19, 2001)

10.44	Variable Share Quota Share Reinsurance Agreement, effective January 1, 1997, between the Registrant and Capital Mortgage Reinsurance Company (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-4 filed on July 19, 2001)

10.45	Purchase Agreement, among Market Street Custodial Trust I, Market Street Custodial Trust II, Market Street Custodial Trust III, the Registrant, Radian Asset Securities Inc., Lehman Brothers Inc. and Bear, Stearns & Co. Inc. (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated and filed on September 11, 2003)

10.46	Put Option Agreement between Radian Asset Assurance Inc. and Radian Asset Securities Inc. relating to Series A Perpetual Preferred Shares (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated and filed on September 11, 2003)

10.47	Put Option Agreement between Radian Asset Securities Inc. and Market Street Custodial Trust I relating to Series A Perpetual Preferred Shares (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K dated and filed on September 11, 2003)

Exhibit Number	Exhibit
10.48	Put Option Agreement between Radian Asset Assurance Inc. and Radian Asset Securities Inc. relating to Series B Perpetual Preferred Shares (incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K dated and filed on September 11, 2003)

10.49	Put Option Agreement between Radian Asset Securities Inc. and Market Street Custodial Trust II relating to Series B Perpetual Preferred Shares (incorporated by reference to Exhibit 99.5 to the Registrant’s Current Report on Form 8-K dated and filed on September 11, 2003)

10.50	Put Option Agreement between Radian Asset Assurance Inc. and Radian Asset Securities Inc. relating to Series C Perpetual Preferred Shares (incorporated by reference to Exhibit 99.6 to the Registrant’s Current Report on Form 8-K dated and filed on September 11, 2003)

10.51	Put Option Agreement between Radian Asset Securities Inc. and Market Street Custodial Trust III relating to Series C Perpetual Preferred Shares (incorporated by reference to Exhibit 99.7 to the Registrant’s Current Report on Form 8-K dated and filed on September 11, 2003)

10.52	Credit Agreement, dated as of December 16, 2004, among the Registrant, the Lenders Party thereto, Keybank National Association, as Administrative Agent, Lead Arranger, Sole Book Runner, Letter of Credit Issuer, and Swingline Lender, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as Co-Syndication Agents and Barclays Bank PLC as Documentation Agent (incorporated by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.53	First Amendment to Credit Agreement, dated December 15, 2005, by and among Radian Group Inc., Keybank National Association, as Administrative Agent, and the banks and other financial institutions serving as lenders under the Credit Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated December 12, 2005, and filed on December 16, 2005)

10.54	Guaranty Agreement, dated as of August 11, 1999, between Radian Guaranty Inc. and Amerin Guaranty Corporation (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10K for the year ended December 31, 1999)

*12	Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends

*21	Subsidiaries of the Registrant

*23	Consent of Deloitte & Touche LLP

*31	Rule 13a-14(a) Certifications

*32	Section 1350 Certifications

*	Filed herewith.
+	Management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of Form 10-K.