Form 10-Q
period 2006-03-31
RADIAN GROUP INC
filed 2006-05-05
CIK 890926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 82,408,140 shares of common stock, $0.001 par value per share, outstanding on May 1, 2006.

Radian Group Inc.

Forward Looking Statements—Safe Harbor Provisions

All statements in this report that address events, developments or results that we expect or anticipate may occur in the future are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the U.S. Private Securities Litigation Reform Act of 1995. In most cases, forward-looking statements may be identified by words such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “goal,” “contemplate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue” or the negative or other variations on these words and other similar expressions. These statements are made on the basis of management’s current views and assumptions with respect to future events. The forward-looking statements, as well as our prospects as a whole, are subject to risks and uncertainties, including the following:

•	changes in general financial and political conditions, such as extended national or regional economic recessions, changes in housing values, population trends and changes in household formation patterns, changes in unemployment rates, changes or volatility in interest rates, changes in the way investors perceive the strength of private mortgage insurers or financial guaranty providers, investor concern over the credit quality of municipalities and corporations and specific risks faced by the particular businesses, municipalities or pools of assets covered by our insurance;

•	economic changes or catastrophic events in geographic regions where our mortgage insurance or financial guaranty insurance in force is more concentrated;

•	the loss of a customer for whom we write a significant amount of our mortgage insurance or financial guaranty insurance;

•	increased severity or frequency of losses associated with certain of our products that are riskier than traditional mortgage insurance or financial guaranty insurance policies;

•	changes in persistency rates of our mortgage insurance policies caused by changes in refinancing activity, appreciating or depreciating home values and changes in the mortgage insurance cancellation requirements of mortgage lenders and investors;

•	downgrades of, or other ratings actions with respect to, our credit ratings or the insurance financial strength ratings assigned by the major rating agencies to any of our rated operating subsidiaries at any time, which actions have occurred in the past;

•	heightened competition for our mortgage insurance business from others such as the Federal Housing Administration and the Veterans Administration or other private mortgage insurers, from alternative products such as “80-10-10” loans or other forms of simultaneous second loan structures used by mortgage lenders, and from investors using forms of credit enhancement other than mortgage insurance as a partial or complete substitution for private mortgage insurance;

•	changes in the charters or business practices of Fannie Mae and Freddie Mac, the largest purchasers of mortgage loans that we insure;

•	heightened competition for financial guaranty business from other financial guaranty insurers, from other forms of credit enhancement such as letters of credit, guaranties and credit default swaps provided by foreign and domestic banks and other financial institutions and from alternative structures that permit insurers to securitize assets more cost-effectively without the need for other credit enhancement of the types we offer;

•	the application of existing federal or state consumer, lending, insurance and other applicable laws and regulations, or unfavorable changes in these laws and regulations or the way they are interpreted;

•

the possibility that we may fail to estimate accurately the likelihood, magnitude and timing of losses in connection with establishing loss reserves for our mortgage insurance or financial guaranty businesses or to estimate accurately the fair value amounts of derivative financial guaranty contracts in determining

i

gains and losses on these contracts (See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies.”);

•	increases in claim frequency as our mortgage insurance policies age; and

•	vulnerability to the performance of our strategic investments.

For more information regarding these risks and uncertainties as well as certain additional risks that we face, you should refer to the risks discussed in other documents that we file with the SEC, including the risk factors detailed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005. We caution you not to place undue reliance on these forward-looking statements, which are current only as of the date on which we filed this report. We do not intend to, and we disclaim any duty or obligation to, update or revise any forward-looking statements made in this report to reflect new information or future events or for any other reason.

ii

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Radian Group Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per-share amounts)	March 31 2006	December 31 2005
Assets
Investments
Fixed maturities held to maturity—at amortized cost (fair value $121,584 and $130,227)	$118,267	$125,935
Fixed maturities available for sale—at fair value (amortized cost $4,588,887 and $4,493,789)	4,678,657	4,608,460
Trading securities—at fair value (cost $79,812 and $68,078)	115,786	89,440
Equity securities—at fair value (cost $226,113 and $258,768)	292,331	325,117
Short-term investments	430,504	361,937
Other invested assets	2,616	2,825

Total investments	5,638,161	5,513,714
Cash	16,916	7,847
Investment in affiliates	436,685	446,151
Deferred policy acquisition costs	209,524	208,325
Prepaid federal income taxes	639,704	585,514
Provisional losses recoverable	11,905	25,388
Accrued investment income	59,438	60,124
Accounts and notes receivable	49,943	59,136
Property and equipment, at cost (less accumulated depreciation of $69,362 and $61,285)	47,966	52,062
Other assets	300,352	272,349

Total assets	$7,410,594	$7,230,610

Liabilities and Stockholders’ Equity
Unearned premiums	$874,733	$849,360
Reserve for losses and loss adjustment expenses	791,690	801,002
Long-term debt	747,540	747,466
Deferred federal income taxes	1,008,119	961,993
Accounts payable and accrued expenses	217,292	207,909

Total liabilities	3,639,374	3,567,730

Commitments and Contingencies (Note 13)
Stockholders’ equity
Common stock: par value $.001 per share; 200,000,000 shares authorized; 97,440,198 and 97,373,169 shares issued at March 31, 2006 and December 31, 2005, respectively; 82,440,466 and 83,032,456 shares outstanding at March 31, 2006 and December 31, 2005, respectively	97	97
Treasury stock: 14,999,732 and 14,340,713 shares in 2006 and 2005, respectively	(737,068)	(688,048)
Additional paid-in capital	1,328,135	1,318,910
Deferred compensation	—	(1,843)
Retained earnings	3,075,683	2,913,649
Accumulated other comprehensive income	104,373	120,115

Total stockholders’ equity	3,771,220	3,662,880

Total liabilities and stockholders’ equity	$7,410,594	$7,230,610

See notes to unaudited condensed consolidated financial statements.

Radian Group Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31
(In thousands, except per-share amounts)	2006	2005
Revenues:
Premiums written:
Direct	$282,779	$255,385
Assumed	24,275	(16,010)
Ceded	(27,449)	(24,535)

Net premiums written	279,605	214,840
(Increase) decrease in unearned premiums	(25,908)	32,185

Net premiums earned	253,697	247,025
Net investment income	54,260	50,862
Net gains on securities	22,854	11,526
Change in fair value of derivative instruments	17,630	(8,960)
Other income	5,211	6,108

Total revenues	353,652	306,561

Expenses:
Provision for losses	78,634	109,500
Policy acquisition costs	27,364	29,356
Other operating expenses	60,277	51,670
Interest expense	11,840	8,958

Total expenses	178,115	199,484

Equity in net income of affiliates	58,340	51,296

Pretax income	233,877	158,373
Provision for income taxes	70,179	42,761

Net income	$163,698	$115,612

Basic net income per share	$1.97	$1.29

Diluted net income per share	$1.96	$1.24

Average number of common shares outstanding—basic	82,937	89,488

Average number of common and common equivalent shares outstanding—diluted	83,707	94,258

Dividends per share	$0.02	$0.02

See notes to unaudited condensed consolidated financial statements.

Radian Group Inc.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock	Treasury Stock	Additional Paid-in Capital	Deferred Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)		Total
(In thousands)						Foreign Currency Translation Adjustment	Unrealized Holding Gains (Losses)
Balance, January 1, 2006	$97	$(688,048)	$1,318,910	$(1,843)	$2,913,649	$2,135	$117,980	$3,662,880
Comprehensive income:
Net income	—	—	—		163,698	—	—	163,698
Unrealized foreign currency translation adjustment, net of tax of $274	—	—	—	—	—	540	—	540
Unrealized holding losses arising during the period, net of tax benefit of $1,131	—	—	—	—	—	—	(2,099)	—
Less: Reclassification adjustment for net gains included in net income, net of tax of $7,637	—	—	—	—	—	—	(14,183)	—

Net unrealized loss on investments, net of tax benefit of $8,768	—	—	—	—	—	—	(16,282)	(16,282)

Comprehensive income	—	—	—	—	—	—	—	147,956
Issuance of common stock under incentive plans	—	11,215	8,887	—	—	—	—	20,102
Issuance of restricted stock	—	—	(1,109)	—	—	—	—	(1,109)
Amortization of restricted stock	—	—	311	—	—	—	—	311
Reclassification of deferred compensation (a)	—	—	(1,843)	1,843	—	—	—	—
Stock-based compensation expense-options	—	—	2,979	—	—	—	—	2,979
Treasury stock purchased	—	(60,235)	—	—	—	—	—	(60,235)
Dividends paid	—	—	—	—	(1,664)	—	—	(1,664)

Balance, March 31, 2006	$97	$(737,068)	$1,328,135	$—	$3,075,683	$2,675	$101,698	$3,771,220

(a)	See “Restricted Stock” in Note 8 for information related to the reclassification of the amount in deferred compensation.

See notes to unaudited condensed consolidated financial statements.

Radian Group Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Quarter Ended March 31
(In thousands)	2006	2005
Cash flows from operating activities	$127,321	$111,353

Cash flows from investing activities:
Proceeds from sales of fixed-maturity investments available for sale	322,294	49,038
Proceeds from sales of equity securities available for sale	56,419	9,704
Proceeds from redemptions of fixed-maturity investments available for sale	38,055	39,630
Proceeds from redemptions of fixed-maturity investments held to maturity	8,968	8,946
Purchases of fixed-maturity investments available for sale	(422,311)	(162,999)
Purchases of equity securities available for sale	(736)	(10,213)
(Purchases) sales of short-term investments, net	(67,921)	234,562
Purchase of other invested assets	—	(28)
Purchases of property and equipment	(4,403)	(2,033)
Other	365	748

Net cash (used in)/provided by investing activities	(69,270)	167,355

Cash flows from financing activities:
Dividends paid	(1,664)	(1,769)
Proceeds from issuance of common stock under incentive plans	11,811	13,874
Excess tax benefits from stock-based awards	1,261	—
Purchase of treasury stock	(60,235)	(298,346)
Redemption of long-term debt	—	(663)

Net cash used in financing activities	(48,827)	(286,904)

Effect of exchange rate changes on cash	(155)	—
Increase (decrease) in cash	9,069	(8,196)
Cash, beginning of period	7,847	30,680

Cash, end of period	$16,916	$22,484

Supplemental disclosures of cash flow information:
Income taxes paid	$24,126	$29,675

Interest paid	$7,502	$9,637

Supplemental disclosures of non-cash items:
Stock-based compensation	$3,926	$2,151

See notes to unaudited condensed consolidated financial statements.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1—Condensed Consolidated Financial Statements—Basis of Presentation

Our condensed consolidated financial statements include the accounts of Radian Group Inc. and its subsidiaries, including its principal mortgage guaranty operating subsidiaries, Radian Guaranty Inc. (“Radian Guaranty”), Amerin Guaranty Corporation (“Amerin Guaranty”) and Radian Insurance Inc. (“Radian Insurance”), and its principal financial guaranty operating subsidiaries, Radian Asset Assurance Inc. (“Radian Asset Assurance”) and Radian Asset Assurance Limited (“RAAL”). We refer to Radian Group Inc. together with its consolidated subsidiaries as “we,” “us” or “our,” unless the context requires otherwise. We generally refer to Radian Group Inc. alone, without its consolidated subsidiaries, as the “parent company.” We also have a 46.0% interest in Credit-Based Asset Servicing and Securitization LLC (“C-BASS”) and a 34.58% interest in Sherman Financial Group LLC (“Sherman”), each of which are active credit-based asset businesses.

We have presented our condensed consolidated financial statements on the basis of accounting principles generally accepted in the United States of America (“GAAP”). We have condensed or omitted certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP pursuant to the SEC’s rules and regulations.

The financial information presented for interim periods is unaudited; however, such information reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or for any other period.

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

Basic net income per share is based on the weighted average number of common shares outstanding, while diluted net income per share is based on the weighted average number of common shares outstanding and common share equivalents that would be issuable upon the exercise of stock options, the vesting of restricted stock and phantom stock and the conversion of our senior convertible debentures. We redeemed all of the principal amount outstanding of our senior convertible debentures on August 1, 2005, as discussed in Note 7.

The current period presentation includes changes from the prior period presentation that are consistent with clarification of GAAP rules regarding presentation in the statement of cash flows. In particular, the prior period presentation of the cash flows from investing activities section of the condensed consolidated statements of cash flows has been conformed to the current period presentation by reclassifying distributions from equity affiliates of $60.4 million into the cash flows from operating activities section. This reclassification affects the presentation of the condensed consolidated statements of cash flows, but does not affect the change in cash balance for the period. On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (“SFAS No. 123R”) using a modified prospective application as permitted by SFAS No. 123R. Accordingly, prior period amounts have not been restated. Certain other prior period balances have been reclassified to conform to the current period presentation.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

2—Derivative Instruments and Hedging Activities

We account for derivatives under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted (“SFAS No. 133”). In general, SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their respective fair values. All derivative instruments are recognized in our condensed consolidated balance sheets as either assets or liabilities depending on the rights or obligations under the contracts. Transactions that we have entered into that are accounted for under SFAS No. 133 include investments in convertible debt securities, interest rate swaps, selling credit protection in the form of credit default swaps and certain financial guaranty contracts that are considered credit default swaps. Credit default swaps and certain financial guaranty contracts that are accounted for under SFAS No. 133 are part of our overall business strategy of offering mortgage credit enhancement and financial guaranty protection to our customers. The interest rate swaps that we have entered into qualify as hedges and are accounted for as fair value hedges. The embedded equity derivatives contained within our investments in fixed-maturity securities, the forward foreign currency contracts and credit protection in the form of credit default swaps do not qualify as hedges under SFAS No. 133, so changes in their fair value are included in current earnings in our condensed consolidated statements of income. Net unrealized gains and losses on credit default swaps and certain other financial guaranty contracts are included in assets or liabilities, as appropriate, on our condensed consolidated balance sheets. We do not recognize a reserve for losses on derivative financial guaranty contracts. Any equivalent reserve would be embedded in the unrealized gains and losses on derivative financial guaranty contracts. Settlements under derivative financial guaranty contracts are charged to assets or liabilities, as appropriate, on the condensed consolidated balance sheets. During the first quarter of 2006, we received $1.4 million as recoveries of previous default payments and paid $68.0 million in connection with the termination of a derivative financial guaranty contract. See below for further discussion. We received $2.2 million of recoveries of previous default payments on derivative financial guaranty contracts in the corresponding period of 2005.

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

In February 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), an amendment of FASB Statements No. 133 and 140. SFAS No. 155 (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of FASB Statement No. 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (v) amends FASB Statement No. 140 to eliminate the exemption from applying the requirements of FASB Statement No. 133 on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006 (the fiscal year beginning January 1, 2007 for us). Management is considering the impact, if any, that may result from the adoption of SFAS No. 155.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

With respect to our direct derivative financial guaranty contracts, estimated fair value amounts are determined by us using market information to the extent available, and appropriate valuation methodologies. For collateralized debt obligations (“CDOs”), credit spreads on individual names in our collateral pool are used to determine an equivalent risk tranche on an industry standard credit default swap index. We then estimate the price of our equivalent risk tranche based on observable market prices of standard risk tranches on the industry standard credit default swap index. When credit spreads on individual names are not available, the average credit spread on the credit rating of the name is used. For certain structured transactions, dealer quotes on similar structured transactions are used. Significant differences may exist with respect to the available market information and assumptions used to determine gains and losses on derivative financial guaranty contracts. Considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates are not necessarily indicative of amounts we could realize in a current market exchange due to the lack of a liquid market. The use of different market assumptions and/or estimation methodologies may have a significant effect on the estimated fair value amounts.

In the fourth quarter of 2005, we refined our mark-to-market model to use actual credit spreads by individual name, when available as discussed above, as compared to our previous version of the model, which used average spreads for similarly rated names. While application of the new model resulted in immaterial changes for most of our derivative transactions, one synthetic CDO showed a large difference due to greater spread volatility in the underlying high-yield corporate names included in this transaction. At December 31, 2005, our refined model indicated that a $50.8 million loss should be recognized on this transaction. On March 2, 2006, Radian Asset Assurance paid $68.0 million to its counterparty in consideration for the termination of this transaction.

A summary of our derivative information, as of and for the periods indicated, is as follows:

Balance Sheets (In millions)	March 31 2006	December 31 2005	March 31 2005
Trading Securities
Cost	$79.8	$68.1	$72.3
Fair value	115.8	89.4	95.1

Derivative financial guaranty contracts
Notional value	$36,509.0	$30,208.0	$12,593.0
Gross unrealized gains	$118.3	$98.3	$66.7
Gross unrealized losses	22.7	72.1	55.4

Net unrealized gains	$95.6	$26.2	$11.3

The components of the change in fair value of derivative instruments are as follows:

	Three Months Ended March 31
Statements of Income (In millions)	2006	2005
Trading Securities	$14.8	$1.8
Gain on termination of Treasury rate lock	—	1.0
Derivative financial guaranty contracts	2.8	(11.8)

Net gains (losses)	$17.6	$(9.0)

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

The following table presents information at March 31, 2006 and December 31, 2005 related to net unrealized gains or losses on derivative financial guaranty contracts (included in other assets or accounts payable and accrued expenses on our condensed consolidated balance sheets).

	March 31 2006	December 31 2005
	(In millions)
Balance at January 1	$26.2	$25.3
Net unrealized gains recorded	2.8	8.4

Defaults
Recoveries	(1.4)	(7.6)
Payments	—	0.1
Early termination payments	68.0	—

Balance at end of period	$95.6	$26.2

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

In accordance with our risk management policies, we enter into derivatives to hedge the interest rate risk related to our long-term debt. As of March 31, 2006, we were a party to two interest rate swap contracts relating to our 5.625% unsecured senior notes. These interest rate swaps are designed as fair value hedges that hedge the change in fair value of our long-term debt arising from interest rate movements. During 2006 and 2005, the fair value hedges were 100% effective. Therefore, the changes in fair value of derivative instruments in our condensed consolidated statements of income were offset by the change in the fair value of the hedged debt. These interest rate swap contracts mature in February 2013.

Terms of the interest rate swap contracts at March 31, 2006 were as follows (dollars in thousands):

Notional amount	$250,000
Rate received—Fixed	5.625%
Rate paid—Floating (a)	6.174%
Maturity date	February 15, 2013
Unrealized loss	$9,125

(a)	The March 31, 2006 six-month London Interbank Offered Rate (“LIBOR”) forward rate at the next swap payment date plus 87.4 basis points.

In October 2004, we entered into transactions to lock in treasury rates that would have served as a hedge if we had issued long-term debt. The notional value of the hedges was $120 million at a blended rate of 4.075%. In January 2005, we discontinued the hedge arrangements and received payments from our counterparties. We realized a gain of $1.0 million at termination in 2005.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

3—Comprehensive income

Our total comprehensive income, as calculated per SFAS No. 130, “Reporting Comprehensive Income,” was as follows (in thousands):

	Three Months Ended March 31
	2006	2005
Net income	$163,698	$115,612
Other comprehensive income (net of tax):
Net unrealized losses on investments	(16,282)	(65,397)
Unrealized foreign currency translation adjustment	540	(4,362)

Comprehensive income	$147,956	$45,853

At March 31, 2006, accumulated other comprehensive income of $104.4 million included $16.3 million of net unrealized losses on investments and $0.5 million related to foreign currency translation adjustments. At December 31, 2005, accumulated other comprehensive income of $120.1 million included $52.8 million of net unrealized losses on investments and $12.3 million related to unrealized foreign currency translation adjustments.

4—Investments

We are required to group assets in our investment portfolio into three categories: held to maturity, available for sale or trading securities. Fixed-maturity securities for which we have the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. Investments classified as available for sale are reported at fair value, with unrealized gains and losses (net of tax) reported as a separate component of stockholders’ equity as accumulated other comprehensive income. Investments classified as trading securities are reported at fair value, with unrealized gains and losses (net of tax) reported as separate component of income. During the first quarter of 2006, we elected to classify certain new security purchases as trading securities. Similar securities were classified as available for sale for periods prior to the first quarter of 2006. For securities classified as either available for sale or held to maturity, we conduct a quarterly evaluation of declines in market value of the investment portfolio asset basis to determine whether the decline is other-than-temporary. This evaluation includes a review of (i) the length of time and extent to which fair value is below amortized cost; (ii) issuer financial condition, and (iii) our intent and ability to retain our investment over a period of time to allow recovery in fair value. We use a 20% decline in price over four continuous quarters as a guide in identifying those securities that should be evaluated for impairment. For securities that have experienced rapid price declines or unrealized losses of less than 20% over periods in excess of four consecutive quarters, classification as other-than-temporary is considered. Factors influencing this consideration include an analysis of the security issuer’s financial performance and financial condition and general economic conditions.

If the decline in fair value is judged to be other-than-temporary, the cost basis of the individual security is written down to fair value through earnings as a realized loss and the fair value becomes the new basis. At March 31, 2006 and 2005, there were no investments held in the portfolio that met these criteria. Realized gains and losses are determined on a specific identification method and are included in income. Other invested assets consist of residential mortgage-backed securities and forward foreign currency contracts and are carried at fair value.

In March 2004, the FASB Emerging Issues Task Force (“EITF”) reached a consensus regarding EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

consensus provides guidance for recognizing other-than-temporary impairments on several types of investments, including debt securities classified as held to maturity and available for sale under SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities.”

On November 3, 2005, the FASB issued FASB Staff Position (“FSP”) Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. This FSP nullifies certain requirements of EITF Issue 03-1 and supersedes EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value”. The guidance in this FSP also amends FASB No. 115. We adopted this FSP in the beginning of 2006. Accordingly, we are now required to assess our investments for impairment in each reporting period and to use existing guidance, prior to the issuance of EITF Issue 03-1, in assessing whether an impairment is other than temporary. The impact from the adoption of this guidance was not material.

The following table shows the gross unrealized losses and fair value of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2006.

	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government securities	$74,201	$1,522	$2,971	$70	$77,172	$1,592
U.S. government-sponsored enterprises	27,099	689	2,523	172	29,622	861
State and municipal obligations	799,503	7,747	32,085	858	831,588	8,605
Corporate bonds and notes	56,391	1,750	8,460	206	64,851	1,956
Asset-backed securities	142,433	3,772	66,775	2,309	209,208	6,081
Private placements	20,077	821	4,927	193	25,004	1,014
Foreign governments	82,856	1,540	2,644	25	85,500	1,565
Redeemable preferred stock	52,872	2,164	7,540	366	60,412	2,530
Convertible securities	133,998	4,084	15,978	825	149,976	4,909
Equity securities	12,576	3,026	—	—	12,576	3,026

Total	$1,402,006	$27,115	$143,903	$5,024	$1,545,909	$32,139

U.S. government securities

The unrealized losses of 12 months or greater duration as of March 31, 2006 on our investments in U.S. Treasury obligations were caused by interest rate increases. During the twelve-month period ending March 31, 2006, the Federal Reserve (the “Fed”) raised the federal funds rates eight times for a total of 200 basis points. A majority of the securities remained at an unrealized loss position due to the rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at March 31, 2006.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

U.S. government-sponsored enterprises

The unrealized losses of 12 months or greater duration as of March 31, 2006 on our investment in U.S. agency mortgage-backed securities were also caused by interest rate increases. The contractual cash flows of these investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of our investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at March 31, 2006.

State and municipal obligations

The unrealized losses of 12 months or greater duration as of March 31, 2006 on our investments in tax-exempt state and municipal securities were caused by interest rate increases. During the twelve-month period ending March 31, 2006, the tax-exempt municipal bond yield curve ranged from a 1.23% increase in the shortest maturity sectors to a 0.10% increase in the 15-year sector. Our securities in this maturity range experienced severe price declines. We believe that credit quality did not impact security pricing due to the relative high quality of the holdings (i.e., the majority of the securities were either insured, pre-refunded or escrowed to maturity). Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at March 31, 2006.

Corporate bonds and notes

The unrealized losses of 12 months or greater duration as of March 31, 2006 on the majority of the securities in this category were caused by market interest rate movement. A majority of the securities remained at an unrealized loss position due to these rate increases. Unrealized losses for the remaining securities in this category are attributable to changes in business operations, resulting in widened credit spreads. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at March 31, 2006.

Asset-backed securities

The unrealized losses of 12 months or greater duration as of March 31, 2006 on the securities in this category were caused by market interest rate movement. A majority of the securities remained at an unrealized loss position due to the rate increases. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider the investment in these securities to be other-than-temporarily impaired at March 31, 2006.

Private placements

The unrealized losses of 12 months or greater duration as of March 31, 2006 on the majority of the securities in this category were caused by market interest rate movement. A majority of the securities remained at an unrealized loss position due to the rate increases. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider the investment in these securities to be other-than-temporarily impaired at March 31, 2006.

Foreign governments

The unrealized losses of 12 months or greater duration as of March 31, 2006 on the majority of the securities in this category were caused by market interest rate movement and/or foreign currency exchange rate

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

changes. We believe that credit quality did not impact security pricing due to the relative high quality of the holdings (i.e., the majority of the securities were highly-rated governments and government agencies or corporate issues with minimum ratings of single-A). Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at March 31, 2006.

Redeemable preferred securities and convertible securities

The unrealized losses of 12 months or greater duration as of March 31, 2006 on the majority of the securities in this category were caused by market interest rate movement. We believe that while interest rate changes contributed to a decline in investment value in almost all cases, credit quality, whether industry or company specific, did not have a significant or irrecoverable impact on security pricing. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider the investment in these securities to be other-than-temporarily impaired at March 31, 2006.

For all investment categories, unrealized losses of less than 12 months in duration are generally attributable to interest rate movements or changes in foreign currency exchange rates. All securities are evaluated in accordance with our impairment recognition policy covering various time and price decline scenarios. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider the investment in these securities to be other-than-temporarily impaired at March 31, 2006.

The contractual maturity of securities in an unrealized loss position at March 31, 2006 was as follows:

(In millions)	Fair Value	Amortized Cost	Unrealized Loss
2006	$26.7	$26.8	$0.1
2007 – 2010	194.5	197.4	2.9
2011 – 2015	198.4	202.0	3.6
2016 and later	844.1	858.0	13.9
Mortgage-backed and other asset-backed securities	209.2	215.3	6.1
Redeemable preferred stock	60.4	62.9	2.5
Equity securities	12.6	15.6	3.0

Total	$1,545.9	$1,578.0	$32.1

5—Segment Reporting

We have three reportable segments: mortgage insurance, financial guaranty and financial services. Our reportable segments are strategic business units that are managed separately because each business segment requires different marketing and sales expertise. We allocate corporate income and expenses to each of the segments.

The mortgage insurance segment provides credit-related insurance coverage principally through private mortgage insurance, and risk management services to mortgage lending institutions located throughout the United States and select countries overseas. Private mortgage insurance primarily protects lenders from all or part of default-related losses on residential first-mortgage loans made mostly to homebuyers who make down payments of less than 20% of the home’s purchase price. Private mortgage insurance also facilitates the sale of these mortgages in the secondary market. Our mortgage insurance business, through Radian Guaranty, offers

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

primary and pool private mortgage insurance coverage on residential first-lien mortgages. We use Radian Insurance to provide credit enhancement for mortgage-related capital market transactions and to write credit insurance on mortgage-related assets that monoline mortgage guaranty insurers are not permitted to insure, including net interest margin securities (“NIMs”), international insurance and reinsurance transactions, second-lien mortgages, home equity loans and credit default swaps. We also insure second-lien mortgages through Amerin Guaranty.

Our financial guaranty segment provides credit-related insurance coverage, credit default swaps and certain other financial guaranty contracts to meet the needs of customers in a wide variety of domestic and international markets. Our insurance businesses within the financial guaranty segment include the assumption of reinsurance from monoline financial guaranty insurers for both public finance bonds and structured finance obligations and direct financial guaranty insurance for public finance bonds and structured finance obligations. In 2005, we decided to exit the trade credit reinsurance line of business. We expect that our existing trade credit reinsurance business will take several years to run-off, although the bulk of the remaining premiums will be earned over the next two years.

The financial services segment includes the credit-based businesses conducted through our affiliates, C-BASS and Sherman. We own a 46% interest in C-BASS and a 34.58% interest in Sherman. See Note 6 for more information regarding our ownership interest in Sherman. C-BASS is a mortgage investment and servicing firm specializing in non-prime, single-family residential mortgage assets and residential mortgage-backed securities. By using sophisticated analytics, C-BASS essentially seeks to take advantage of what it believes to be the mispricing of credit risk for certain assets in the marketplace. Sherman is a consumer asset and servicing firm specializing in charged-off and bankruptcy plan consumer assets and charged-off high loan-to-value mortgage receivables that it generally purchases at deep discounts from national financial institutions and major retail corporations and subsequently collects upon these receivables. In March 2005, Sherman acquired CreditOne, providing Sherman with the ability to originate non-prime credit card receivables.

For each of the quarters ended March 31, 2006 and 2005, our domestic net premiums earned from all of our businesses were $239.2 million and $229.2 million, respectively, and our net premiums earned attributable to foreign countries were approximately $14.5 million and $17.8 million, respectively. Because a significant amount of our trade credit reinsurance business line, which we placed in run-off during the fourth quarter of 2005, is written internationally, we anticipate that international net premiums earned from the trade credit reinsurance line of business will decline over the next few years as existing business runs off and new business is not originated. In addition, long-lived assets located in foreign countries were immaterial for the periods presented.

In the mortgage insurance segment, the highest state concentration of primary risk in force at March 31, 2006, was Florida at 9.5%, compared to 9.4% at March 31, 2005. However, California still had the highest state concentration of total direct primary and pool insurance in force at March 31, 2006. The percentage of risk in California has been falling over the past few years due to the high cancellation rate and the lower percentage of new business written. At March 31, 2006, California accounted for 10.7% of the mortgage insurance segment’s total direct primary insurance in force, compared to 10.9% at March 31, 2005, and 11.6% of the mortgage insurance segment’s total pool risk in force, compared to 12.2% for March 31, 2005. California also accounted for 16.8% of the mortgage insurance segment’s direct primary new insurance written in the first quarter of 2006 compared to 8.0% in the first quarter of 2005. The largest single customer of our mortgage insurance segment (including branches and affiliates of such customer), measured by new insurance written, accounted for 7.2% of new insurance written in the first quarter of 2006 compared 10.8% in the first quarter of 2005.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

The financial guaranty segment derives a substantial portion of its premiums written from a small number of direct primary insurers. In the first quarter of 2006, two primary insurers accounted for approximately $17.7 million of the financial guaranty segment’s gross written premiums. In the first quarter of 2005, two primary insurers accounted for approximately $10.6 million of the financial guaranty segment’s gross written premiums. No other primary insurer accounted for more than 10% of the financial guaranty segment’s gross written premiums during the first quarter of 2006 or 2005. Gross written premiums and net written premiums are not materially different because we do not cede a material amount of business to reinsurers.

We evaluate operating segment performance based principally on net income. Summarized financial information concerning our operating segments, as of and for the periods indicated, is as follows:

	March 31, 2006
(In thousands)	Mortgage Insurance	Financial Guaranty	Financial Services	Total
Net premiums written (1)	$223,766	$55,839	$—	$279,605

Net premiums earned	$202,706	$50,991	$—	$253,697
Net investment income	31,665	22,518	77	54,260
Net gains on securities	13,577	7,178	2,099	22,854
Change in fair value of derivative instruments	9,121	8,509	—	17,630
Other income	3,634	214	1,363	5,211

Total revenues	260,703	89,410	3,539	353,652

Provision for losses	71,097	7,537	—	78,634
Policy acquisition costs	13,345	14,019	—	27,364
Other operating expenses	44,267	14,756	1,254	60,277
Interest expense	6,701	4,026	1,113	11,840

Total expenses	135,410	40,338	2,367	178,115

Equity in net income of affiliates	—		58,340	58,340

Pretax income	125,293	49,072	59,512	233,877
Provision for income taxes	37,149	12,200	20,830	70,179

Net income	$88,144	$36,872	$38,682	$163,698

Total assets	$4,504,282	$2,456,875	$449,437	$7,410,594
Deferred policy acquisition costs	68,619	140,905	—	209,524
Reserve for losses and loss adjustment expenses	587,114	204,576	—	791,690
Unearned premiums	233,364	641,369	—	874,733
Stockholders’ equity	2,186,177	1,278,432	306,611	3,771,220

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

	March 31, 2005
(In thousands)	Mortgage Insurance	Financial Guaranty	Financial Services	Total
Net premiums written (1)	$200,237	$14,603	$—	$214,840

Net premiums earned	$192,465	$54,560	$—	$247,025
Net investment income	28,793	22,059	10	50,862
Net gains on securities	7,119	3,573	834	11,526
Change in fair value of derivative instruments	3,186	(11,957)	(189)	(8,960)
Other income	4,592	316	1,200	6,108

Total revenues	236,155	68,551	1,855	306,561

Provision for losses	97,927	11,573	—	109,500
Policy acquisition costs	14,678	14,678	—	29,356
Other operating expenses	33,669	14,394	3,607	51,670
Interest expense	5,124	3,099	735	8,958

Total expenses	151,398	43,744	4,342	199,484

Equity in net income of affiliates	—	—	51,296	51,296

Pretax income	84,757	24,807	48,809	158,373
Provision for income taxes	22,036	3,641	17,084	42,761

Net income	$62,721	$21,166	$31,725	$115,612

Total assets	$3,972,942	$2,354,209	$395,446	$6,722,597
Deferred policy acquisition costs	70,873	129,070	—	199,943
Reserve for losses and loss adjustment expenses	571,128	226,543	—	797,671
Unearned premiums	149,258	586,510	—	735,768
Stockholders’ equity	1,900,760	1,246,876	298,956	3,446,592

(1)	With the exception of trade credit reinsurance products, net premiums written in our financial guaranty reinsurance business are recorded using actual information received from cedants on a one month lag basis. Accordingly, the net premiums written for any given period exclude those from the last month of that period and include those from the last month of the immediately preceding period. The use of information from cedants does not require us to make significant judgments or assumptions because historic collection rates and counterparty strength make collection of all assumed premiums highly likely. Net premiums written for the three month periods ended March 31, 2006 and 2005 include $3.0 million and $13.3 million, respectively, of assumed premiums related to trade credit reinsurance products. Included in these amounts are estimates based on quarterly projections provided by ceding companies. Over the life of the reinsured business, these projections are replaced with actual results and, historically, the difference between the projections and actual results has not been material. Accordingly, we do not record any related provision for doubtful accounts with respect to our trade credit reinsurance products.

A reconciliation of segment net income to consolidated net income is as follows:

	Three Months Ended March 31
Consolidated (In thousands)	2006	2005
Net income:
Mortgage Insurance	$88,144	$62,721
Financial Guaranty	36,872	21,166
Financial Services	38,682	31,725

Total	$163,698	$115,612

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

On April 27, 2005, Fitch Ratings (“Fitch”) affirmed the “AA” insurance financial strength rating of Radian Asset Assurance and RAAL, a subsidiary of Radian Asset Assurance that is authorized to conduct insurance business in the United Kingdom, but revised its Ratings Outlook for the two entities to Negative from Stable. Fitch’s ratings for the parent company of “A” and its other rated subsidiaries of “AA” are unchanged, and Fitch’s Ratings Outlook for these other entities remains Stable. None of the primary insurance customers of our financial guaranty business have any recapture rights as a result of this ratings action by Fitch.

In May 2004, Moody’s Investor Service (“Moody’s”) provided Radian Asset Assurance with an initial insurer financial strength rating of Aa3. Concurrently, and in anticipation of the merger of Radian Reinsurance Inc. (“Radian Reinsurance”) with and into Radian Asset Assurance, Moody’s downgraded the insurance financial strength rating of Radian Reinsurance from Aa2 to Aa3. As a result of this downgrade, two of the primary insurer customers of our financial guaranty reinsurance business had the right to recapture previously written business ceded to our financial guaranty reinsurance business. One of these customers agreed, without cost to or concessions by us, to waive its recapture rights. Effective February 28, 2005, the remaining primary insurer customer with recapture rights recaptured approximately $7.4 billion of par in force that it had ceded to us, including $54.7 million of net premiums written, $4.5 million of which already had been treated as earned under GAAP and was required to be recorded as an immediate reduction of net premiums earned at the time of the recapture. Also in connection with the recapture in the first quarter of 2005, we were reimbursed for policy acquisition costs of approximately $17.1 million for which the carrying value under GAAP was $18.8 million. This required us to write off policy acquisition costs of $1.7 million. The aggregate result of the recapture was a reduction in pre-tax income of $6.2 million, or approximately $0.04 per share after tax. In March 2005, without cost to or concessions by us, the customer that exercised these recapture rights waived all of its remaining recapture rights with respect to the May 2004 downgrade by Moody’s.

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

As part of the restructuring, we and MGIC each agreed to sell a 6.92% interest in Sherman to a new entity controlled by Sherman’s management team, thereby reducing our ownership interest and MGIC’s ownership interest to 34.58% for each of us. In return, the new entity controlled by Sherman’s management team paid approximately $15.65 million (which resulted in a $3.3 million loss in 2005) to us and the same amount to MGIC. Regulatory approval for this transaction was received in August 2005, and our ownership interest was reduced to 34.58%, retroactive to May 1, 2005. Effective June 15, 2005, Sherman’s employees were transferred to the new entity controlled by Sherman’s management team, and this entity agreed to provide management services to Sherman. Sherman’s management team also agreed to reduce significantly its maximum incentive payout under its annual incentive plan for periods beginning on or after May 1, 2005. This has resulted in Sherman’s net income now being greater than it would have been without a reduction in the maximum incentive payout. Following the restructuring, we expect that our and MGIC’s share of Sherman’s net income will continue to be similar to our respective shares before the restructuring because, although our percentage interest in Sherman is smaller than it was before the restructuring, Sherman’s net income is greater than it would have been if the restructuring had not occurred.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

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

During the fourth quarter of 2005, we recorded a complete write-down of our investment in SBF Participacoes Ltda., recording a $3.2 million loss. We account for our investment in affiliates in accordance with the equity method of accounting, because we lack control of these affiliates and since the other shareholders of these entities have substantial participating rights.

The following table shows the components that make up the investment in affiliates balance:

(In thousands)	March 31 2006	December 31 2005

C-BASS	$387,043	$364,364
Sherman	49,608	81,753
Other	34	34

Total	$436,685	$446,151

	Three Months Ended March 31
(In thousands)	2006	2005
Investment in Affiliates-Selected Information:
C-BASS
Balance, beginning of period	$364,364	$290,073
Share of net income for period	30,026	28,117
Dividends received	(7,347)	(8,500)

Balance, end of period	$387,043	$309,690

Sherman
Balance, beginning of period	$81,753	$101,492
Share of net income for period	28,315	23,179
Dividends received	(60,515)	(51,875)
Other comprehensive income	55	1,153
Warrant repurchase	—	(2,075)

Balance, end of period	$49,608	$71,874

Portfolio Information:
C-BASS
Servicing portfolio	$53,340,000	$36,530,000
Total assets	4,704,015	3,617,911
Sherman
Total assets	$1,010,930	$740,604

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

	Three Months Ended March 31
(In thousands)	2006	2005
Summary Income Statement:
C-BASS
Income
(Loss) gain on securitization	$(1,844)	$9,029
Transaction gains	24,964	31,855
Servicing and subservicing fees	74,069	59,794
Net interest income	65,040	41,252
Other income	8,895	5,370

Total revenues	171,124	147,300

Expenses
Compensation and benefits	47,064	41,924
Total other expenses	58,597	44,749

Total expenses	105,661	86,673

Net income	$65,463	$60,627

Sherman
Income
Revenues from receivable portfolios—net of amortization	$237,672	$148,625
Other revenues	2,730	7,312

Total revenues	240,402	155,937

Expenses
Operating and servicing expenses	127,368	89,028
Interest	10,036	3,745
Other	21,117	7,311

Total expenses	158,521	100,084

Net income	$81,881	$55,853

7—Long-Term Debt

On June 7, 2005, we issued $250 million of unsecured senior notes. These notes bear interest at the rate of 5.375% per annum, payable semi-annually on June 15 and December 15, beginning on December 15, 2005. The notes mature on June 15, 2015. We have the option to redeem some or all of the notes at any time with not less than 30 days’ notice at a redemption price equal to the greater of the principal amount of the notes or the sum of the present values of the remaining scheduled payments of principal and interest on the notes to be redeemed. We used a portion of the proceeds from the sale of the notes to redeem at par, on August 1, 2005, all $219.3 million in aggregate principal amount of our outstanding 2.25% Senior Convertible Debentures due 2022. We used the balance of the proceeds for general corporate purposes.

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

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

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

The composition of our long-term debt at March 31, 2006 and December 31, 2005 was as follows:

(In thousands)	March 31 2006	December 31 2005
5.625% Senior Notes due 2013	$248,546	$248,503
7.75% Debentures due 2011	249,411	249,388
5.375% Senior Notes due 2015	249,583	249,575

	$747,540	$747,466

On December 16, 2004, we replaced a $250 million Revolving Credit Facility that expired in December 2004 with a $400 million unsecured facility, comprised of a $100 million 364-day facility and a $300 million five-year facility. On December 15, 2005, we amended the facility to extend the expiration date of the 364-day facility from December 15, 2005, to December 14, 2006. The five-year facility expires on December 16, 2009. There were no drawdowns on the expired facility, and we have not drawn down any amounts under the new facility through March 31, 2006. This facility bears interest on any amounts drawn at a rate dependent on our credit rating at the time of such borrowing and will be calculated according to, at our option, a base rate or a Eurocurrency rate, plus an applicable margin and utilization fee. If necessary, this facility will be used for working capital and general corporate purposes.

8—Stock-Based Compensation

We have an equity compensation plan, the Radian Group Inc. Equity Compensation Plan (the “Plan”), under which we may provide grants of incentive stock options, non-qualified stock options, restricted stock, stock appreciation rights (referred to as “SARs”), performance shares and phantom stock. To date, all awards granted under the Plan have been in the form of non-qualified stock options, restricted stock and phantom stock. The Plan provides for the grant of all options principally at an option price per share equal to 100% of the market price of our common stock on the date of grant. The Plan authorizes the issuance of up to 9,400,000 shares of our common stock, of which there are approximately 2,300,000 shares remaining available for grants under the Plan as of March 31, 2006. Officers and other employees (of Radian or its affiliates) are eligible to participate in the Plan. Non-employee directors are also eligible to participate in the Plan, but are not permitted to receive grants of incentive stock options.

On February 7, 2006, our board of directors approved an amendment to the Plan to extend the expiration date of the Plan from December 31, 2006 to December 31, 2008. We intend to submit this amendment to our stockholders for approval at our 2006 annual meeting of stockholders. If the amendment is not approved, the Plan will expire as scheduled on December 31, 2006.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

In December 2004, the FASB issued SFAS No. 123R that requires compensation cost related to share-based payment transactions to be recognized in an issuer’s financial statements. The compensation cost, with limited exceptions, is measured based on the grant-date fair value of the equity or liability instrument issued. In October 2005, the FASB issued Staff Position No. FAS 123(R)-2 “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R),” to provide guidance on the application of the term “grant date” in SFAS No. 123R. In accordance with this Staff Position, the grant date of an award shall be the date the award is approved by our board of directors if, at such time, (i) the recipient of the award does not have the ability to negotiate the key terms and conditions of the award and (ii) the key terms of the award are expected to be communicated to the recipients within a relatively short time period after the date of approval. SFAS No. 123R replaces SFAS No. 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25. Before the adoption of SFAS No. 123R, we applied APB 25 to account for our stock-based compensation.

On January 1, 2006, we adopted SFAS No. 123R using a modified prospective application as permitted by SFAS No. 123R. Accordingly, prior period amounts have not been restated. Under this application, we are required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Compensation cost is recognized over the periods that an employee provides service in exchange for the award.

We use the Black-Scholes model in determining the fair value of stock-based compensation issued to employees and directors. The fair value of the stock options granted was estimated using this model on the date of grant using the assumptions noted in the following table:

	March 31 2006	March 31 2005
Expected life (years) (1)	4.75	5.50
Risk-free interest rate (2)	4.43%	3.65%
Volatility	24.78%	32.23%
Dividend yield	0.14%	0.16%

(1)	Beginning in 2006, with the adoption of SFAS No. 123R, the expected life of stock options granted was based on the simplified method. Stock options have historically been granted with a vesting period of four years, expiring over seven or ten years.
(2)	The risk-free rate is based on the U.S. treasury yield curve in effect at the time of grant.

In the first quarter of 2006, the adoption of SFAS No. 123R resulted in incremental stock-based compensation of $3.0 million, of which $1.4 million was deferred as policy acquisition costs. The incremental stock-based compensation expense caused income before income taxes and net income to decrease by $1.6 million and $1.0 million, respectively, and basic and diluted earnings per share to decrease by $0.01 per share. In computing the pro-forma expense in prior years, there was no assumption that any compensation expense related to stock options would be deferred, therefore pro-forma adjustments in prior periods do not include adjustments related to acquisition costs. Cash provided by operating activities decreased and cash provided by financing activities increased by $1.3 million related to excess tax benefits from stock-based payment arrangements.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123R to stock-based employee compensation prior to 2006.

(In thousands, except per share amounts)	Three Months Ended March 31 2005
Net income, as reported	$115,612
Add: Stock-based employee compensation expense included in reported net income, net of tax	1,398
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax	(4,074)

Pro forma net income	$112,936

Pro forma net income available to common stockholders	$113,738

Earnings per share
Basic—as reported	$1.29

Basic—pro forma	$1.26

Diluted—as reported	$1.24

Diluted—pro forma	$1.21

Stock Options

Unless otherwise specified, each option vests ratably over four years, beginning one year after the date of grant. As long as the grantee is still with Radian, if not sooner vested by its terms, each option fully vests upon the earliest of:

•	the grantee’s normal retirement date;

•	five years from the date of the grant;

•	the grantee’s death or disability;

•	the occurrence of a change of control of Radian; or

•	the grantee’s early retirement date if early retirement election is made by the grantee upon reaching the age of 55 and 10 years of service.

A grantee may pay the option price in cash or, with the consent of the Compensation and Human Resources Committee of our board of directors (the “Compensation Committee”), shares of our common stock, or by making other arrangements satisfactory to us.

Information with regard to stock options for the period ended March 31, 2006, is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding, January 1, 2006	3,873,738	$39.37
Granted	1,030,650	56.03
Exercised	(303,296)	38.94
Forfeited	(123,862)	43.67
Expired	(8,906)	39.12

Outstanding, March 31, 2006	4,468,324	43.12

Exercisable, March 31, 2006	2,423,548	36.45

Available for grant, March 31, 2006	2,237,489

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

The amount of cash received from the exercise of stock options in the first quarter of 2006 was approximately $11.8 million and the related tax benefit was approximately $4.5 million. The total intrinsic value of options exercised, at the date of exercise, during the three months ended March 31, 2006 was $5.7 million.

We generally issue shares from unissued reserved shares for exercises with an exercise price less than the treasury stock repurchase price and from treasury stock when the exercise price is greater than the treasury stock repurchase price.

The table summarizes information regarding fully vested share options as of March 31, 2006:

($ in millions, except per-share amount)
Number of options vested	2,423,548
Fair value of options vested	$146.0
Weighted-average exercise price per share	$36.45
Aggregate intrinsic value (excess market price over exercise price)	$57.7
Weighted-average remaining contractual term of options (in years)	5.09

The weighted average fair values of the stock options granted during the three months ended March 31, 2006 and 2005 were $16.62 and $17.47, respectively.

The following table summarizes information concerning outstanding and exercisable options at March 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$16.25–$23.38	399,050	3.18	$20.27	399,050	$20.27
$26.47–$39.34	1,459,966	5.35	33.36	1,324,369	33.11
$41.48–$56.68	2,478,394	6.56	51.34	569,215	48.84
$65.48–$68.18	130,914	1.82	65.82	130,914	65.82

	4,468,324			2,423,548

Restricted Stock

The Compensation Committee may issue shares of our common stock under a grant of restricted stock under the Plan. The shares underlying a grant are issued in consideration for cash or services rendered having a value, as determined by our board of directors, at least equal to the par value of the common stock. If a grantee’s relationship with us terminates while the shares are subject to restrictions imposed by the Compensation Committee, the restricted stock grant will terminate with respect to all shares that are subject to restrictions, and such shares must be immediately returned to us. While shares are subject to restrictions, a grantee may not sell, assign, transfer, pledge or otherwise dispose of the shares of our common stock, except to a successor grantee in the event of the grantee’s death. All restrictions imposed under a restricted stock grant lapse after the applicable restriction period or as the Compensation Committee may determine.

We granted, under the Plan, 50,000 shares of restricted stock during 2005 and 19,800 shares of restricted stock in February 2006, each vesting over three years.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Under the provisions of SFAS No. 123R, the recognition of deferred compensation as a separate line item on the condensed consolidated balance sheets is no longer required. Therefore, in the first quarter of 2006, the amount that had been included in “deferred compensation” in the condensed consolidated balance sheets at December 31, 2005 was reclassified to additional paid-in-capital. The amount recorded as stock-based compensation expense related to restricted stock for the three months ended March 31, 2006 was $0.3 million.

Changes in our restricted stock were as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Unvested, January 1, 2006	50,000	$46.67
Granted	19,800	56.03
Vested	—	—
Forfeited	—	—
Expired	—	—

Unvested, March 31, 2006	69,800	$49.33

Phantom Stock

The Compensation Committee may grant phantom stock awards under the Plan, which entitle grantees to receive shares of our common stock on a vesting date (referred to in the Plan as the conversion date) established by the Compensation Committee. The phantom stock may be subject to further vesting restrictions, as the Compensation Committee determines. Unless otherwise provided in a grant letter, if a grantee’s relationship with us terminates during any period in which vesting restrictions apply, the phantom stock grant terminates as to all shares covered by the grant as to which vesting restrictions have not lapsed and such shares will be forfeited. Our practice to date has been to grant phantom stock to directors with a vesting date upon the termination of the director’s relationship with us. In addition, we are also using phantom stock to fund awards issued under our Performance Share Plan adopted in 2005. See “Performance Shares” below. Each share of phantom stock is granted at full value with no exercise price. All phantom stock will be paid in whole shares of our common stock, with fractional shares paid in cash. The amount recorded as stock-based compensation expense related to phantom stock for the three months ended March 31, 2006 was $1.4 million.

Changes in our phantom stock were as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Unvested, January 1, 2006	97,633	$42.31
Granted	18,468	56.03
Vested	(10,000)	47.13
Forfeited	—	—
Expired	—	—

Unvested, March 31, 2006	106,101	$44.24

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan (the “ESPP”). A total of 200,000 shares of our authorized non-issued common stock have been made available under the ESPP. The ESPP allows eligible employees to

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

purchase shares of our stock at a discount of 15% of the beginning-of-period or end-of-period (each period being the first and second six calendar months) fair market value of the stock, whichever is lower. Eligibility under the ESPP is determined based on standard weekly work hours and tenure with us and eligible employees are limited to a maximum contribution of $400 per payroll period toward the purchase of our stock. Under the ESPP, we sold 8,382 and 8,482 shares to employees during the three months ended March 31, 2006 and 2005, respectively. Beginning in 2006, we applied SFAS No. 123R in accounting for the ESPP. The effect of the issuance of shares under the ESPP on our net income and earnings per share was immaterial in 2005. The amount recorded as stock-based compensation related to the ESPP for the three months ended March 31, 2006 was $44.7 thousand.

The following are weighted average assumptions used in our calculation of ESPP compensation expense:

March 31 2006
Expected life	6 months
Risk-free interest rate	4.35%
Volatility	21.15%
Dividend yield	0.07%

Performance Shares

Effective May 10, 2005, our stockholders approved the 2005 Performance Share Plan (the “Program”). The Program is intended to motivate our executive officers by focusing their attention on critical financial indicators that measure our success. The performance share awards granted pursuant to the Program are funded by equity awards under the Plan. We are currently using phantom stock grants to fund awards under the Program. The Compensation Committee grants performance share awards to eligible participants with respect to performance periods of overlapping durations. Both the first and second performance periods under the Program are three-year periods that began on January 1, 2005 and January 1, 2006, respectively. The Compensation Committee expects that future performance periods will cover additional three-year periods beginning on January 1 of each year.

At the establishment of each performance period, a target number of performance shares are established for each participant in the Program. The performance shares are denominated in shares of common stock and are settled in common shares. The maximum payout under any performance share award is 250,000 shares of common stock. The amount of stock-based compensation related to performance shares at March 31, 2006 was $0.7 million.

Each performance share award becomes payable at the target amount multiplied by a factor (between 0% and 200%) depending on our growth in earnings per share, growth in adjusted book value and return on equity over the performance period. For the first and second performance periods, one third of each award is based on each of the three metrics, and each metric is measured both on an absolute basis and relative to a group of our peers.

As of March 31, 2006, unrecognized compensation expense related to the unvested portion of our stock-based awards was approximately $41.3 million. This cost is expected to be recognized over a weighted average period of 3.5 years.

9—Recent Accounting Pronouncements

In March 2006, the FASB issued FASB Staff Position (“FSP”) No. FTB 85-4-1 “Accounting for Life Settlement Contracts by Third-Party Investors,” which provides initial and subsequent measurement guidance and financial statement presentation and disclosure guidance for investments by third-party investors in life

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

settlement contracts. This FSP also amends certain provisions of FASB Technical Bulletin No. 85-4, “Accounting for Purchases of Life Insurance,” and SFAS No. 133. Management has not yet determined the impact, if any, that will result from the adoption of this FSP.

In April 2006, the FASB issued FSP No. FIN 46(R)-6 “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R),” which addresses how a reporting enterprise should determine the variability to be considered in applying FASB Interpretation No. 46 (R) (“FIN 46R”). The variability that is considered in applying FIN 46R affects the determination of (i) whether the entity is a variable interest entity, (ii) which interests are variable interests in the entity, and (iii) which party, if any, is the primary beneficiary of the variable interest entity. That variability will affect any calculation of expected losses and expected residual returns, if such a calculation is necessary. Management has not yet determined the impact, if any, that will result from the adoption of this FSP.

10—Other Information

Since September 2002, our board of directors has authorized five separate repurchase programs for the repurchase, in the aggregate, of up to 19.5 million shares of our common stock on the open market. At March 31, 2004, we had repurchased all 2.5 million shares under the initial program (announced September 24, 2002) at a cost of approximately $87.0 million. At March 31, 2005, we had repurchased an additional 5.0 million shares under the second program (announced May 11, 2004, and extended on September 8, 2004) at a cost of approximately $235.9 million, and at June 30, 2005, we had repurchased all 5.0 million shares under the third program (announced February 15, 2005) at a cost of approximately $240.0 million. At December 31, 2005, we had repurchased all 3.0 million shares authorized under the fourth repurchase program (announced August 9, 2005) at a cost of approximately $160.0 million. All share repurchases made to date were funded from available working capital, and were made from time to time depending on market conditions, share price and other factors.

On February 8, 2006, we announced that our board of directors had authorized a fifth repurchase program of up to 4.0 million shares of our common stock on the open market. At March 31, 2006, we had repurchased 1.0 million of the 4.0 million shares at a cost of approximately $60.2 million. Stock purchases under this program are funded from available working capital and are made from time to time, depending on market conditions, stock price and other factors. The board did not set an expiration date for this program.

We also may purchase shares on the open market to meet option exercise obligations and to fund 401(k) matches and purchases under our Employee Stock Purchase Plan and may consider additional stock repurchase programs in the future.

Until September 30, 2004, our financial guaranty business also included our ownership interest in Primus Guaranty, Ltd. (“Primus”), a Bermuda holding company and parent to Primus Financial Products, LLC, a provider of credit risk protection to derivatives dealers and credit portfolio managers on individual investment-grade entities. In September 2004, Primus issued shares of its common stock in an initial public offering. We sold a portion of our shares in Primus as part of this offering. As a result of our reduced ownership and influence over Primus after the initial public offering, we reclassified our investment in Primus to our equity securities portfolio. Accordingly, beginning with the fourth quarter of 2004, we began recording changes in the fair value of the Primus securities as other comprehensive income rather than recording income or loss as equity in net income of affiliates. In 2005 and during the first quarter of 2006, we sold all of our remaining interest in Primus, recording a pre-tax gain of $2.8 million in 2005 and a pre-tax gain of $21.4 million in the first quarter of 2006.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

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

We also provide a nonqualified supplemental executive retirement plan (the “SERP”) for selected senior officers. The SERP is intended to provide these officers with retirement benefits supplemental to the Pension Plan. Under the SERP, participants are eligible to receive benefits in addition to those paid under the Pension Plan if their base compensation is in excess of the current IRS compensation limitation for the Pension Plan. Retirement benefits under the SERP are a function of the years of service and the level of compensation of eligible participants and are reduced by any benefits paid under the Pension Plan. We fund the SERP through the purchase of variable life insurance policies pursuant to a split-dollar life insurance program called the Executive Life Insurance Program. Under this arrangement, we purchase a life insurance policy, which we own and pay for, on the lives of executive officers who are participants in the SERP. We endorse to the participant a portion of the death benefit, for which the participant is imputed income each year. We own the remainder of the death benefit and all of the cash values in the policy. At the participant’s retirement age, the policy’s cash value is projected to be sufficient for us to pay the promised SERP benefit to the participant. Non-executive officers who were participants in the Executive Life Insurance Program before the issuance in 2003 of regulations under the Internal Revenue Code regarding split-dollar plans, continue under the collateral assignment split-dollar policies that were in force at that time. Under this arrangement, the participant owns the policy, and assigns a portion of the death benefits and cash value to us in amounts sufficient to reimburse us for all of our premium outlays. The eventual cash values above the aggregate premium amounts are designed, as in the endorsement method, to be sufficient to provide payment of the participant’s promised SERP benefit. The participant has imputed income each year for the value of the death benefit provided to him or her, and also for any incidental benefits as provided under applicable tax law.

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

We disclosed in our financial statements for the year ended December 31, 2005 that we expected to contribute $3.0 million to the Pension Plan and SERP in 2006. As of March 31, 2006, $1.5 million of contributions had been made. We presently anticipate contributing an additional $1.5 million to fund the Pension Plan and SERP by the end of 2006.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

The components of the Pension Plan/SERP benefit and net periodic postretirement benefit costs are as follows (in thousands):

	Pension Plan/SERP Three Months Ended March 31
	2006	2005
Service cost	$1,321	$1,151
Interest cost	542	472
Expected return on plan assets	(377)	(270)
Amortization of prior service cost	63	63
Recognized net actuarial loss	94	70

Net periodic benefit cost	$1,643	$1,486

12—Selected Financial Information of Registrant—Radian Group Inc.

The following is selected financial information for the parent company:

(In thousands)	March 31 2006	December 31 2005
Investment in subsidiaries, at equity in net assets	$4,402,043	$4,257,682
Total assets	4,623,752	4,491,911
Long-term debt	747,540	747,466
Total liabilities	852,532	829,031
Total stockholders’ equity	3,771,220	3,662,880
Total liabilities and stockholders’ equity	4,623,752	4,491,911

13—Commitments, Contingencies and Off-Balance-Sheet Arrangements

We are involved in litigation that has arisen in the normal course of our business. We are contesting the allegations in each such pending action and believe, based on current knowledge and after consultation with counsel, that the outcome of such litigation will not have a material adverse effect on our consolidated financial position and results of operations.

We guarantee the payment of up to $25.0 million of a revolving credit facility issued to Sherman. On December 22, 2005, the facility was extended until December 21, 2006. There are no amounts outstanding under this facility at March 31, 2006.

We have committed to invest $10 million in a fund sponsored and managed by C-BASS. The fund invests in real estate related securities and had total assets of $274.0 million at March 31, 2006. C-BASS is also a co-investor in the fund. We had $5.2 million invested in the fund at March 31, 2006.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of our consolidated financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this report and the risks and uncertainties detailed in the section immediately preceding Part I of this report.

Overview

We provide credit protection products and financial services to mortgage lenders and other global financial institutions. As a holder of credit risk, our results are subject to macroeconomic conditions and specific events that impact the credit performance of the underlying insured assets. We experienced good results for the first quarter of 2006, although the business production environment for mortgage insurance and financial guaranty insurance continued to present some challenges.

The results of our mortgage insurance business were excellent in the first quarter of 2006. Revenues increased from the prior year due mostly to improvements in persistency and a significant amount of structured new insurance written. In addition, credit performance was strong as mortgage insurance claims were lower than anticipated in the first quarter of 2006, which was coupled with a decrease in delinquencies, a leading indicator of future claims. Those delinquencies that remained did migrate to the latter stages of the delinquency cycle, indicating that such loans have moved closer to foreclosure and therefore, require a higher loss reserve. The mortgage insurance mix of business has continued to include a higher percentage of lower credit profile business such as Alternative A (“Alt-A”) and A minus mortgages and new unproven products such as interest-only loans and pay option ARMs. These products are a growth area of the market as some of the prime mortgage market continues to be absorbed by “80-10-10” arrangements and other hybrid mortgage products that do not typically include mortgage insurance. However, it is expected that higher interest rates and saturated bank portfolios of home equity loans will shift some of the prime mortgage market back to the mortgage insurance industry. We expect to continue to increase our insurance of new and emerging products that we have less experience with both domestically and internationally, which adds to the uncertainty of future credit performance. However, premiums received for these products are usually higher than more traditional products and often have structuring features such as deductibles that benefit our risk position. We have also protected the extreme downside to some of this risk by reinsuring it through Smart Home transactions. As has been the case for the last several years, much of our business has not yet reached its peak claim period.

In the financial guaranty business, new business production generally continued to be challenged by tight credit spreads, which impacted premium rates more than it did our ability to close transactions. Direct public finance production remained good and credit performance also was generally good, although we paid $68.0 million during the quarter to terminate one of our derivative financial guaranty contracts that was on our intensified surveillance list. See “Results of Operations—Financial Guaranty—Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005—Provision for Losses.” We also continued to write more of our structured business in a super senior, more remote risk position. For the first quarter of 2006, the financial services segment showed another period of strong earnings and return on investment, which was, in part, a result of the relatively low interest rate and favorable credit environment and a strong demand from investors in asset-backed securities.

We believe that our diversified credit enhancement and prudent capital management strategies are sound, and we intend to continue to implement these strategies. We see an intersection between the mortgage insurance and financial guaranty markets, with an emphasis on structured credit enhancement products, including credit default swaps, becoming more common in the mortgage credit enhancement market. In the mortgage insurance business, we are hopeful that stability in the housing and job markets can continue to positively impact credit performance and that modestly rising interest rates will help to continue to reduce cancellation rates, although these macroeconomic factors remain outside of our control. We will continue to be challenged to solidify our unique AA financial guaranty business platform by demonstrating the ability to diversify our products, and to grow and write quality business, which will in turn solidify our franchise. This may be difficult in a competitive, tight credit-spread environment. We have begun to see some success in our efforts to increase our presence in the global markets for both mortgage and financial guaranty business. This will allow us to take advantage of our core competencies of credit risk analysis and capital allocation to write profitable business in Europe and Asia, although we do not expect this to be a significant source of earnings for several years. We will also look for opportunities to expand in ways that leverage our core competencies of credit risk analysis and mortgage market expertise.

Since August 29, 2005, the date that Hurricane Katrina first struck and caused extensive property damage to the U.S. Gulf Coast, we have paid approximately $7.7 million in claims on mortgage insurance written in areas damaged by Hurricanes Katrina and Rita (as designated by Federal Home Loan Mortgage Corp. (“Freddie Mac”) as of March 1, 2006, the “designated areas”), including approximately $4.5 million for claims received after August 29, 2005. In addition, we have paid a total of approximately $70 thousand in claims received after August 29, 2005 on financial guaranty insurance written in the designated areas. This amount relates to a single default that was subsequently cured and for which we were reimbursed.

While we have experienced an increase in defaults in mortgage insurance in designated areas as a result of the hurricanes—approximately 5,044 defaults as of March 31, 2006, which is down from 6,208 defaults as of December 31, 2005—we believe it is still too early to tell how many claims we ultimately may have to pay on these defaults. There are many factors that are contributing to the uncertainty surrounding these defaults. The organizations servicing these loans are reporting defaults, in some cases, despite the existence of forbearance agreements that permit homeowners to defer mortgage payments on these loans. In addition, we anticipate, but cannot be certain, that aid (both from private organizations and from federal, state and local governments) and payments from property and casualty insurers will help to reduce the number of potential claims in these areas by providing a direct source of cash to homeowners and also serving as an economic stimulus in these areas. Limitations also exist in our master policy of insurance that could prevent us from paying all or part of a claim. For example, we are permitted to adjust a claim where the property underlying a mortgage in default is subject to unrestored physical damage. The level of damage being reported in the areas where the defaulting loans are located varies significantly from region to region. Until we have a better understanding of how many of the hurricane-related defaults are likely to result in claims, we intend to reserve for these mortgage insurance defaults as we would for any other non-hurricane-related delinquencies. We therefore, have not taken a view that these loans will perform better or worse than any other delinquencies. As of March 31, 2006, we had established a related mortgage insurance loss reserve of $44.0 million related to the 5,044 Hurricane Katrina- and Rita-related defaults, including a reserve of $16.4 million for approximately 1,800 defaults associated with heavily-damaged areas.

For our financial guaranty business, we believe that certain public finance obligations in the designated areas will require principal and interest advances although the ultimate losses, if any, from such obligations are uncertain. As of March 31, 2006, there has been one default in our public finance obligations in designated areas. As discussed above, this default was subsequently cured and we were reimbursed for this claim payment. We also have exposure in the damaged areas to direct pooled corporate obligations and/or obligations of asset-backed securities; however, we believe there is significant diversification of assets, both as to type and geographical dispersion of the collateral in these pools, and as a result, we view our exposure in these structures to the designated areas as immaterial. We also reinsure pooled corporate obligations that include corporate credits affected by the hurricanes. Defaults of these credits would not likely result in a material claim against us given the degree of credit protection beneath our exposure. As of March 31, 2006, there have been no defaults in structured finance transactions in the designated areas.

As part of our own comprehensive relief program initiated in response to these hurricanes, we are supporting more flexible mortgage payment terms in order to accommodate the financial needs of homeowners in affected areas.

Business Summary

Our principal business segments are mortgage insurance, financial guaranty and financial services. The following table shows the percentage contributions to net income and equity allocated to each business for the three months ended March 31, 2006:

	Net Income	Equity
Mortgage Insurance	54%	58%
Financial Guaranty	22%	34%
Financial Services	24%	8%

Mortgage Insurance

Our mortgage insurance business provides credit-related insurance coverage, principally through private mortgage insurance, and risk management services to mortgage lending institutions located throughout the United States and select countries overseas. We provide these products and services through our wholly-owned subsidiaries, Radian Guaranty Inc., Amerin Guaranty Corporation and Radian Insurance Inc. (which we refer to as “Radian Guaranty,” “Amerin Guaranty” and “Radian Insurance”). Private mortgage insurance protects mortgage lenders from all or a portion of default-related losses on residential first mortgage loans made mostly to home buyers who make down payments of less than 20% of the home’s purchase price. Private mortgage insurance also facilitates the sale of these mortgage loans in the secondary mortgage market, some of which are sold to Freddie Mac and Federal National Mortgage Association (“Fannie Mae”). We sometimes refer to Freddie Mac and Fannie Mae collectively as “Government Sponsored Enterprises” or “GSEs”.

Our mortgage insurance business, through Radian Guaranty, offers primary and pool private mortgage insurance coverage on residential first-lien mortgages. At March 31, 2006, primary insurance on first-lien mortgages made up 90% of our total domestic first-lien mortgage insurance risk in force, and pool insurance on domestic first-lien mortgages made up 10% of our total first-lien mortgage insurance risk in force. We use Radian Insurance to provide credit enhancement for mortgage-related capital market transactions and to write credit insurance on mortgage-related assets that monoline mortgage guaranty insurers are not permitted to insure, including net interest margin securities (“NIMs”), international insurance and reinsurance transactions, second-lien mortgages, home equity loans and credit default swaps (collectively, we refer to the risk associated with these transactions as “other risk in force”). We also insure second-lien mortgages through Amerin Guaranty. At March 31, 2006, other risk in force was approximately 26% of our total mortgage insurance risk in force, although much of the other risk in force was written in two large international deals and financial guaranty wraps.

We carefully review and assess international markets for opportunities to expand our mortgage insurance operations. During 2005, we increased the level of mortgage insurance business that we have been writing internationally. We provide credit protection on pools of mortgages in the United Kingdom (“U.K.”) and in the Netherlands, and we have received authorization to conduct mortgage insurance operations in the U.K., subject to compliance with European passporting rules, and several other European Union jurisdictions. In 2004 and early in 2005, we entered into two mortgage reinsurance transactions in Australia, and in the fourth quarter of 2005, we wrote $7.3 billion in notional value of credit protection in credit default swap form on two large AAA tranches of mortgage-backed securities, one in Germany and one in Denmark. We have entered into a relationship with one of the largest mortgage lenders in Hong Kong to serve as its exclusive provider of mortgage insurance. We are in the process of applying for branch authorization in Hong Kong.

Premium rates for the mortgage insurance business are determined on a risk-adjusted basis that includes borrower, loan and property characteristics. We use proprietary default and prepayment models to project the premiums we should charge, the losses and expenses we should expect to incur and the capital we need to hold in support of our risk. Pricing is established in an amount that we expect will allow a reasonable return on allocated capital. We generally cannot cancel or elect not to renew the mortgage insurance that we provide and, because we generally establish premium rates for the life of the policy when issued, we cannot adjust renewal premiums or otherwise adjust premiums over the life of the policy to mitigate the effect of adverse developments.

Premium rates for our pool insurance business, which typically includes an aggregate exposure limit for each pool of loans, are generally lower than primary mortgage insurance rates. Because of the generally lower premium rates and lack of exposure limits on individual loans associated with much of our pool insurance, the rating agency capital requirements for this product are generally more restrictive than for primary insurance. In the first quarter of 2006, we wrote $61 million of pool insurance risk, compared to $56 million of pool insurance risk written in the first quarter of 2005.

During the first quarter of 2006, the average premium rates for our primary and pool structured transactions were much lower than our average premium rates on our traditional business due to our writing policies with deductibles and some policies with a very low coverage percentage.

Our mortgage insurance business depends on a small number of lenders for a substantial portion of its business. The top 10 customers were responsible for 21.4% of primary new insurance written in the first quarter of 2006 compared to 46.1% in the first quarter of 2005. The largest single mortgage insurance customer (including branches and affiliates of such customer), measured by new insurance written, accounted for 7.2% of new insurance written during the first quarter of 2006, compared to 10.8% for the same period of 2005. The concentration of business with our mortgage insurance customers may increase or decrease as a result of many factors. These customers may reduce the amount of business currently done with us or cease doing business with us altogether. The volume of structured transaction business also has a significant impact on business concentrations. Our master policies and related lender agreements do not, and by law cannot, require lenders to do business with us. The loss of business from a major lender could have a material adverse effect on our business and financial results. We expect customer concentration to continue as a result of the ongoing consolidation in the financial services industry in general and the mortgage industry in particular.

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

We believe that all of our captive reinsurance arrangements transfer risk to the captive reinsurer at a premium rate that is commensurate with the risk. The presence of captive reinsurance on much of our prime book protects us if there is a significant downturn in the housing market. For the three months ended March 31, 2006, premiums ceded under captive reinsurance arrangements were $25.5 million or 12.7% of total premiums earned during the period, compared to $23.8 million or 12.2% of total premiums earned for the same period of 2005. New primary insurance written under captive reinsurance arrangements for the three months ended March 31, 2006 was $2.8 billion or 21.7% of total primary new insurance written during this period, compared to $2.3 billion or 37.8% of total primary new insurance written for the three months ended March 31, 2005. These percentages can be volatile as a result of increases or decreases in structured transactions, which are not typically eligible for captive reinsurance arrangements. We and other mortgage insurers have faced private lawsuits alleging, among other things, that our captive reinsurance arrangements constitute unlawful payments to mortgage lenders under the anti-referral fee provisions of the Real Estate Settlement Practices Act of 1974. We also have been subject to inquiries from the New York insurance department relating to our captive reinsurance arrangements.

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

Ceded premiums written for the first quarter of 2006 and 2005 include $2.2 million and $0.7 million, respectively, related to the Smart Home transactions. As of March 31, 2006, there have been no ceded losses as a result of the Smart Home transactions.

Since August 2004, we have completed three “Smart Home” arrangements. Details of these transactions (aggregated) as of the initial closing of each transaction and as of March 31, 2006 are as follows:

	Initial	As of March 31, 2006
Pool of non-prime mortgages (par value)	$8.83 billion	$6.69 billion
Risk in force (par value)	$2.52 billion	$1.85 billion
Notes sold to investors/risk ceded (principal amount)	$489.1 million	$461.9 million

Smart Home protects us against catastrophic loss as we continue to take on more non-prime risk and to generate the higher premiums associated with insuring these types of products. As a result, we consider Smart Home arrangements to be important to our ability to effectively manage our risk profile in the non-prime market. Approximately 23% of our primary non-prime risk in force is currently included in Smart Home arrangements, although we retain a portion of this risk as discussed above. We intend to increase this percentage substantially in 2006. Because the Smart Home arrangement ultimately depends on the willingness of investors to invest in Smart Home securities, we cannot be certain that Smart Home will always be available to us or will be available on terms that are acceptable to us. If we are unable to continue to use Smart Home arrangements, our ability to participate in the non-prime mortgage market could be limited, which could have an adverse effect on our business, financial condition and operating results.

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

Our mortgage insurance business also utilizes its underwriting skills to provide an outsourced underwriting service to its customers known as contract underwriting. For a fee, we underwrite loan files for secondary market compliance, while concurrently assessing the file for mortgage insurance if applicable. For the three months ended March 31, 2006, the percentage of loans written on a flow basis via contract underwriting accounted for 12.4% of applications, 12.2% of commitments, and 11.8% of certificates issued by our mortgage insurance business, compared to 22.3%, 21.7% and 20.3%, respectively, for the three months ended March 31, 2005. We give recourse to our customers on loans we underwrite for compliance. If we make a material error in underwriting a loan, we agree to provide a remedy of placing mortgage insurance coverage on the loan or purchasing the loan. During the three months ended March 31, 2006, we processed requests for remedies on less than 1% of the loans underwritten. From time to time, we sell, on market terms, loans we have purchased under contract underwriting remedies to our affiliate, Credit-Based Asset Servicing and Securitization LLC (“C-BASS”). There were no loans sold to C-BASS during the first quarter of 2006 or 2005.

Financial Guaranty

Our financial guaranty business mainly insures and reinsures credit-based risks. Financial guaranty insurance provides an unconditional and irrevocable guaranty to the holder of a financial obligation of full and timely payment of principal and interest when due.

Our financial guaranty business offers the following products:

•	insurance of public finance obligations, including tax-exempt and taxable indebtedness of states, counties, cities, special service districts and other political subdivisions, and for enterprises such as airports, public and private higher education and health care facilities. The issuers of public finance obligations we insure are typically rated investment grade (BBB-/Baa3 or higher);

•	insurance of structured finance transactions, including collateralized debt obligations and asset-backed securities, consisting of funded and non-funded (“synthetic”) executions that are payable from or tied to the performance of a specific pool of assets. Examples of structured finance transactions include residential and commercial mortgages, a variety of consumer loans, corporate loans and bonds, equipment receivables, real and personal property leases and collateralized corporate debt obligations, including obligations of counterparties under derivative transactions and credit default swaps. Our insured structured finance transactions are generally rated investment-grade without the benefit of our insurance;

•	financial solutions products, including guaranties of securities exchanges, excess-Securities Investor Protection Corporation (“SIPC”) insurance for brokerage firms and excess-Federal Deposit Insurance Corporation (“FDIC”) insurance for banks; and

•	reinsurance of public finance obligations, including those issued by sovereign and sub-sovereign entities, as well as structured finance, financial solutions and trade credit obligations. We generally rely on the underwriting performed by the primary insurer for our reinsurance obligations.

The financial guaranty segment derives a substantial portion of its premiums written from a small number of direct primary insurers. In the first quarter of 2006, two primary insurers accounted for approximately $17.7 million of the financial guaranty segment’s gross written premiums compared to $10.6 million in the first quarter of 2005. No other primary insurer accounted for more than 10% of the financial guaranty segment’s gross written premiums during the first quarter of 2006 or 2005. Gross written premiums and net written premiums are not materially different because we do not cede a material amount of business to reinsurers.

In October 2005, we announced that we would be exiting the trade credit reinsurance line of business. Accordingly, this line of business has been placed into run-off and we have ceased initiating new trade credit reinsurance contracts going forward. We expect that our existing trade credit reinsurance business, including claims paid, will take several years to run off, although we expect that the bulk of the remaining premiums will be earned and losses incurred over the next two years. Management does not consider the trade credit line of business to be core to our financial guaranty business, and we do not expect that our move to exit the trade credit reinsurance line of business will materially impact the overall profitability or business position of our financial guaranty business. However, in the short-term, our decision to exit the trade credit reinsurance line of business will likely have an impact on certain financial measures for our financial guaranty business as this business line continues to run off. Trade credit insurance protects sellers of goods under certain circumstances against non-payment of their receivables, and covers receivables where the buyer and seller are in the same country, as well as cross-border receivables. In the latter instance, the coverage sometimes extends to certain political risks (foreign currency controls, expropriation, etc.) that potentially could interfere with the payment from the buyer. In the first quarter of 2006, trade credit reinsurance accounted for 5.3% of financial guaranty’s net premiums written, down from 91.2% of financial guaranty’s net premiums written in the first quarter of 2005 (19.2% excluding the impact of the recapture of business by one of the primary insurer customers of our financial guaranty business as discussed below).

In our financial guaranty business, the issuer of an insured obligation generally pays the premiums for our insurance either in full at the inception of the policy as is typical for public finance transactions or, in the case of most structured finance transactions, in monthly, quarterly, semi-annual or annual installments from the cash flow of the related collateral. Premiums for synthetic credit protection are generally paid in monthly, quarterly, semi-annual or annual installments, but occasionally all or a portion of the premium is paid upfront at the inception of the protection. However, in synthetic credit protection transactions, payment is due directly from our counterparty and is generally not restricted to the cash flows from the underlying obligation or collateral supporting the obligation. Since we depend on the corporate creditworthiness of our counterparty rather than the cash flows from the insured collateral for payment, we generally have a right to terminate synthetic credit protection without penalty to us if our counterparty fails to pay amounts owed to us when due under the terms of the synthetic credit protection.

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

The establishment of a premium rate for our financial guaranty transactions reflects some or all of the following factors:

•	issuer-related factors, such as the issuer’s credit strength and sources of income;

•	servicer-related factors, such as the ability of our counterparty or third-party servicer to manage the underlying collateral and the servicer’s credit strength and sources of income;

•	obligation-related factors, such as the type of issue, the type and amount of collateral pledged, the revenue sources and amounts, the existence of structural features designed to provide additional credit enhancement should collateral performance not meet original expectations, the nature of any restrictive covenants and the length of time until the obligation’s stated maturity; and

•	insurer-and market-related factors, such as rating agency capital charges, competition, if any, from other insurers and the credit spreads in the market available to pay premiums.

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

On April 27, 2005, Fitch Rating Service (“Fitch”) affirmed the “AA” insurance financial strength rating of Radian Asset Assurance Inc. (“Radian Asset Assurance”), our principal financial guaranty operating subsidiary, and Radian Asset Assurance Limited (“RAAL”), a subsidiary of Radian Asset Assurance that is authorized to conduct insurance business in the U.K., but revised its ratings outlook for the two entities to Negative from Stable. Fitch’s ratings for us and our other rated subsidiaries are unchanged. None of the primary insurance customers of our financial guaranty business have any recapture rights as a result of this ratings action by Fitch.

Effective June 1, 2004, we merged our two main financial guaranty operating subsidiaries, Radian Asset Assurance and Radian Reinsurance Inc. (“Radian Reinsurance”), with Radian Asset Assurance as the surviving company. Through this merger, the financial guaranty reinsurance business formerly conducted by Radian Reinsurance was combined with the direct financial guaranty business conducted by Radian Asset Assurance. The merger also combined the assets, liabilities and stockholders’ equity of the two companies. Prior to the merger, in May 2004, Moody’s Investor Service (“Moody’s”) downgraded the insurance financial strength rating of Radian Reinsurance from Aa2 to Aa3.

As a result of this downgrade, two of the primary insurer customers of our financial guaranty reinsurance business had the right to recapture previously written business ceded to our financial guaranty reinsurance business. Effective February 28, 2005, one of these customers recaptured approximately $7.4 billion of par in force that it had ceded to us, including $54.7 million of written premiums as of February 28, 2005, $4.5 million of which was recorded as an immediate reduction of premiums earned at the time of the recapture, which represents the difference between statutory accounting requirements (“STAT”) and accounting principles generally accepted in the United States of America (“GAAP”) unearned premiums. This return of unearned premiums resulted in an increase in policy acquisition costs of $1.7 million. The aggregate result was a reduction in pre-tax income of $6.2 million, or approximately $0.04 per share after tax on a GAAP basis. We refer to the recapture of business as a result of the May 2004 Moody’s downgrade as the “2005 recapture.”

The sum of the above adjustments related to this recapture is summarized as follows:

	Cash Paid (Received)	GAAP Book Basis	Initial Gain (Loss)
	(In thousands)
Unearned Premiums	$54,742	$50,204	$(4,538)
Acquisition Costs	(17,097)	(18,791)	(1,694)

Total	$37,645	$31,413	$(6,232)

Despite the recapture, this primary insurer customer renewed its reinsurance treaty with us for 2005 and 2006 on substantially the same terms as in 2004 prior to the May 2004 downgrade. In March 2005, without cost to or concessions by us, this customer waived all of its remaining recapture rights with respect to the May 2004 downgrade by Moody’s. The other customer with recapture rights as a result of the May 2004 downgrade agreed, without cost to or concessions by us, to waive its recapture rights. There are no remaining recapture rights with respect to the May 2004 Moody’s downgrade of Radian Reinsurance. The combined company is now rated Aa3 (with a stable outlook) by Moody’s, AA (with a negative outlook) by Standard and Poor’s Insurance Rating Service (“S&P”) and AA (with a negative outlook) by Fitch.

In October 2002, S&P downgraded the insurer financial strength rating of Radian Reinsurance from AAA to AA. As a result of this downgrade, effective January 31, 2004, one of the primary insurer customers of our financial guaranty reinsurance business exercised its right to recapture approximately $16.4 billion of par in force ceded to our financial guaranty reinsurance business.

Without cost to or concessions by us, the remaining primary insurer customers with recapture rights agreed not to exercise those rights with respect to the October 2002 downgrade by S&P. None of the primary insurer customers of our financial guaranty reinsurance business have any remaining recapture rights as a result of the October 2002 S&P downgrade of Radian Reinsurance.

Through RAAL, we have additional opportunities to write financial guaranty insurance in the U.K. and, subject to compliance with the European passporting rules, in other countries in the European Union. In particular, we expect that RAAL will continue to build its structured finance products business in the U.K. and throughout the European Union. RAAL accounted for $2.0 million of direct premiums written in the first quarter of 2006 (or 6.4% of financial guaranty’s total direct premiums written in the first quarter of 2006), which is a $1.8 million increase from the $0.2 million of direct premiums written in the first quarter of 2005 (or 0.7% of financial guaranty’s total direct premiums written in the first quarter of 2005).

In September 2004, the Financial Services Authority (the “FSA”) authorized Radian Financial Products Limited (“RFPL”), a subsidiary of Radian Asset Assurance, to transact as a Category A Securities and Futures Firm permitting it to act as a principal on credit default swap risk. In the latter half of 2005, we decided that RFPL should re-focus on arranging non-U.S. credit default swap risk for RAAL, Radian Asset Assurance and other affiliates authorized to insure such risk. As a result, we are in the process of repositioning RFPL with a view to seeking a lower category of authorization commensurate with this more limited purpose.

Financial Services

The financial services segment includes the credit-based businesses conducted through our affiliates, C-BASS and Sherman Financial Services Group LLC (“Sherman”). We own a 46% interest in C-BASS and a 34.58% interest in Sherman. C-BASS is a mortgage investment and servicing firm specializing in non-prime, single-family residential mortgage assets and residential mortgage-backed securities. By using sophisticated analytics, C-BASS essentially seeks to take advantage of what it believes to be the mispricing of credit risk for certain of these assets in the marketplace. Sherman is a consumer asset and servicing firm specializing in charged-off and bankruptcy plan consumer assets and charged-off high LTV mortgage receivables that it generally purchases at deep discounts from national financial institutions and major retail corporations and subsequently collects upon these receivables. In March 2005, Sherman acquired CreditOne, a credit card bank that provides Sherman with the ability to originate subprime credit card receivables.

On June 24, 2005, we entered into agreements to restructure our ownership interest in Sherman. Before the restructuring, Sherman was owned 41.5% by us, 41.5% by Mortgage Guaranty Insurance Corporation (“MGIC”) and 17% by an entity controlled by Sherman’s management team. As part of the restructuring, we and MGIC each agreed to sell a 6.92% interest in Sherman to a new entity controlled by Sherman’s management team, thereby reducing our ownership interest and MGIC’s ownership interest to 34.58% for each of us. In return, the new entity controlled by Sherman’s management team paid approximately $15.65 million (which resulted in a $3.3 million loss) to us and the same amount to MGIC. Regulatory approval for this transaction was received in August 2005, retroactive to May 1, 2005. Effective June 15, 2005, Sherman’s employees were transferred to the new entity controlled by Sherman’s management team, and this entity agreed to provide management services to Sherman. Sherman’s management team also agreed to reduce significantly its maximum incentive payout under its annual incentive plan for periods beginning on or after May 1, 2005. This has resulted in Sherman’s net income now being greater than it would have been without a reduction in the maximum incentive payout. Following the restructuring, we expect that our and MGIC’s share of Sherman’s net income will continue to be similar to our respective shares before the restructuring because, although our percentage interest in Sherman is now smaller than it was before the restructuring, Sherman’s net income is greater than it would have been if the restructuring had not occurred.

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

Results of Operations—Consolidated

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

The following table summarizes our consolidated results of operations for the quarters ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended March 31		% Change
	2006	2005	2006 vs. 2005
Net income	$163,698	$115,612	41.6%
Net premiums written	279,605	214,840	30.1
Net premiums earned	253,697	247,025	2.7
Net investment income	54,260	50,862	6.7
Net gains on securities	22,854	11,526	98.2
Change in fair value of derivative instruments	17,630	(8,960)	n/m
Other income	5,211	6,108	(14.7)
Provision for losses	78,634	109,500	(28.2)
Policy acquisition costs and other operating expenses	87,641	81,026	8.2
Interest expense	11,840	8,958	32.2
Equity in net income of affiliates	58,340	51,296	13.7
Provision for income taxes	70,179	42,761	64.1

n/m- not meaningful

Net Income.    Net income for the first quarter of 2006 was $163.7 million or $1.96 per share (diluted), compared to $115.6 million or $1.24 per share (diluted) for the first quarter of 2005. Diluted net income per share for 2005 reflects the inclusion of 3.8 million shares underlying our contingently convertible debt, which we redeemed in its entirety on August 1, 2005. Including these shares in the calculation resulted in a reduction in diluted net income per share of $0.04 for the first quarter of 2005. The results for the first quarter of 2005 also reflect an immediate reduction in net income of $4.1 million or $0.04 per share related to the 2005 recapture. The increase in net income for 2006 was primarily due to an increase in net gains on securities, an increase in change in fair value of derivative instruments, a decrease in the provision for losses and higher equity in net income of affiliates, partially offset by an increase in other operating expenses and interest expense.

Net Premiums Written and Earned.    Consolidated net premiums written for the first quarter of 2006 were $279.6 million, a $64.8 million or 30.1% increase from $214.8 million written in the first quarter of 2005. Consolidated net premiums earned of $253.7 million for the first quarter of 2006 were up slightly from $247.0 million earned in the first quarter of 2005. The amount of net premiums written reported in the first quarter of 2005 reflects a reduction of $54.7 million in financial guaranty written premiums related to the 2005 recapture, which also reduced earned premiums by $4.5 million. Our mortgage insurance business experienced an increase in structured transactions written during the first quarter of 2006, for which premium rates fluctuate significantly depending upon the coverage type and structure. Our financial guaranty business experienced an increase in premiums written and earned in structured finance products, which was offset by a lower level of trade credit reinsurance written, a decrease in insurance written on public finance products and decreased reinsurance.

Net Investment Income.    Net investment income increased to $54.3 million for the first quarter of 2006 from $50.9 million in the first quarter of 2005. This increase was mainly due to an increase in the yield on bonds in our investment portfolio as a result of a net increase in average investable funds and higher interest rates, partially offset by a liquidation of investments in the portfolio to fund the repurchase of 1.0 million shares of our common stock at a purchase price of $60.2 million.

Net Gains on Securities and Change in Fair Value of Derivative Instruments.    Net gains on securities in the first quarter of 2006 were $22.8 million (pre-tax), compared to $11.5 million (pre-tax) for the first quarter of 2005.

This increase was mainly due to the $21.4 million pre-tax gain as a result of the sale of our remaining interest in Primus Guaranty, Ltd. (“Primus”). For the quarter ended March 31, 2006, the change in fair value of derivative instruments was a net gain of $17.6 million (pre-tax), compared to a net loss of $9.0 million (pre-tax) for the quarter ended March 31, 2005. This increase was mainly a result of positive performance in the equity market and further tightening of credit spreads, which increased the fair value of derivatives in the financial guaranty segment. Offsetting this increase is a $17.2 million charge related to a financial guaranty contract terminated in March 2006. See “Results of Operations—Financial Guaranty—Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005—Provision for Losses.”

Other Income.    Other income decreased to $5.2 million in the first quarter of 2006 from $6.1 million for the first quarter of 2005, mainly due to a lower level of income from contract underwriting.

Provision for Losses.    The provision for losses for the first quarter of 2006 was $78.6 million, a decrease of $30.9 million or 28.2% from the $109.5 million reported for the first quarter of 2005. Our mortgage insurance business experienced a decrease in claims paid and required reserves for defaults during the first quarter of 2006. Our financial guaranty business experienced a lower level of incurred losses due to a lower level of trade credit reinsurance business.

Policy Acquisition Costs and Other Operating Expenses.    Policy acquisition costs were $27.4 million in the first quarter of 2006, a decrease of $2.0 million or 6.8% from the $29.4 million reported for the first quarter of 2005. The decrease in 2006 reflects the impact of the $5.1 million acceleration of deferred policy acquisition cost amortization in the mortgage segment in 2005 and the $11.6 million acceleration in 2004, which decreased the balance of the asset to be amortized. The amortization of policy acquisition costs in 2006 includes $2.4 million related to the termination of one derivative financial guaranty contract. The policy acquisition costs for this one policy were deferred prior to our adoption of the policy of expensing policy acquisition costs associated with originating derivative financial guaranty products. The amortization of policy acquisition costs reported in the first quarter of 2005 reflects an increase of $1.7 million related to the 2005 recapture. Other operating expenses were $60.3 million in the first quarter of 2006 compared to $51.7 million for the first quarter of 2005. The 2006 amount includes $1.6 million related to the implementation of Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”). Other increases were noted in employee costs, office equipment depreciation and software depreciation.

Interest Expense.    Interest expense of $11.8 million in the first quarter of 2006 increased $2.8 million or 32% from $9.0 million in the first quarter of 2005, mainly due to an increase in long-term debt at higher interest rates and a lower positive impact from interest rate swaps that we entered into in 2004. The interest rate swaps effectively convert the interest rate on our 5.625% Senior Notes due 2013 to a variable rate based on a spread over the London Interbank Offered Rate (“LIBOR”). In 2005, we redeemed $220 million of convertible long-term debt with an interest rate of 2.25% and replaced it with $250 million of long-term debt with an interest rate of 5.375%.

Equity in Net Income of Affiliates.    Equity in net income of affiliates increased to $58.3 million in the first quarter of 2006, up 13.7% from $51.3 million in the first quarter of 2005. This resulted from continued strong earnings at C-BASS and Sherman. See “Results of Operations—Financial Services” below.

Provision for Income Taxes.    The consolidated effective tax rate was 30.0% for the first quarter of 2006, compared to 27.0% for the first quarter of 2005, mainly reflecting an increase in operating income compared to income generated from tax-advantaged securities.

Insurance in Force/Net Debt Service Outstanding.    Insurance in force for our primary mortgage insurance business increased to $113.9 billion at March 31, 2006 from $110.1 billion at March 31, 2005. Total net debt service outstanding (par plus interest) on transactions insured by our financial guaranty business was $117.9 billion at March 31, 2006, compared to $94.6 billion at March 31, 2005.

Results of Operations—Mortgage Insurance

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Home purchase transactions have remained at strong levels, and although the mortgage insurance industry did not fully benefit from this in 2005 due to a loss of business to alternative mortgage executions that exclude mortgage insurance, we are optimistic that increases in interest rates and other factors will lead to a cyclical recovery of business for the mortgage insurance industry in 2006. Refinance activity, which often results in the elimination of the need for mortgage insurance on the refinanced loan, remained high during the first quarter of 2006, which reduced the overall percentage of loans requiring mortgage insurance. Positively, there is a continued increase in demand for structured transactions and non-traditional products. Primary new insurance written by our mortgage insurance business during the first quarter of 2006 was $12.8 billion, a $6.8 billion or 113.3% increase from $6.0 billion written in the first quarter of 2005. For the first quarter of 2006, our mortgage insurance business wrote $5.2 billion in flow business and $7.6 billion in structured transactions, compared to $5.6 billion in flow business and $0.4 billion in structured transactions for the first quarter of 2005. Also in the first quarter of 2006, our mortgage insurance business wrote $61 million of pool risk compared to $56 million in the first quarter of 2005.

Our participation in structured transactions is likely to vary significantly from period to period because we compete with other mortgage insurers, as well as capital market executions, for these transactions. However, the overall level is expected to rise over time. In the first quarter of 2006, other risk written decreased to $0.3 billion compared to $0.6 billion in the first quarter of 2005. Most of the risk written in the first quarter of 2006 was second-lien insurance. Included in the approximate $0.6 billion of other risk written in the first quarter of 2005 is $0.5 billion of risk written related to a single transaction that is an AAA wrap on a large portfolio.

The highest state concentration of risk in force at March 31, 2006 was Florida at 9.5%, compared to 9.4% at March 31, 2005. However, California still had the highest state concentration of total direct primary and pool insurance in force at March 31, 2006. The percentage of risk in California has been falling due to a high cancellation rate as compared to new business written. At March 31, 2006, California accounted for 10.7% of the mortgage insurance segment’s total direct primary insurance in force, compared to 10.9% at March 31, 2005, and 11.6% of the mortgage insurance segment’s total direct pool risk in force at March 31, 2006, compared to 12.2% at March 31, 2005. California accounted for 16.8% of the mortgage insurance segment’s direct primary new insurance written in the first quarter of 2006, compared to 8.0% in the first quarter of 2005.

Despite the higher interest rate environment in the first quarter of 2006, refinancing activity continued at a high level. Refinancing activity, as a percentage of our primary new insurance written, was 39% for the first quarter of 2006, compared to 37% for the first quarter of 2005. The persistency rate, which is defined as the percentage of insurance in force that remains on our books after any 12-month period, was 58.6% for the twelve months ended March 31, 2006, compared to 58.4% for the twelve months ended March 31, 2005. However, persistency during the first quarter of 2006 increased as interest rates rose. We expect persistency rates to continue to slowly rise throughout the remainder of 2006, influenced by relatively stable or slowly rising interest rates.

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

The A minus loans that we insure typically have non-traditional credit standards that are less stringent than standard credit guidelines and include loans to borrowers with FICO scores ranging from 575 to 619. We receive a significantly higher premium for insuring A minus loans, and we use Smart Home reinsurance to protect against catastrophic risk on some of this business.

During the first quarter of 2006, non-prime business accounted for $6.8 billion or 52.9% of new primary insurance written by our mortgage insurance business, compared to $1.8 billion or 29.1% for the first quarter of 2005. Of the $6.8 billion of non-prime business written for the first quarter of 2006, $5.0 billion or 73.5% was Alt-A. The relatively high amount of non-prime business is a result of the high level of structured business written in the first quarter of 2006, which tends to be more concentrated in non-prime loans.

Direct primary insurance in force was $113.9 billion at March 31, 2006, compared to $109.7 billion at December 31, 2005 and $110.1 billion at March 31, 2005. At March 31, 2006 non-prime insurance in force was $37.8 billion or 33.2% of total primary mortgage insurance in force, compared to $33.1 billion or 30.0% at March 31, 2005. Of the $37.8 billion of non-prime insurance in force at March 31, 2006, $23.8 billion or 63.0% was Alt-A. We anticipate that the mix of non-prime mortgage insurance business and non-traditional insurance products could continue to fluctuate as a result of structural changes, competitive pricing differentials and competitive products in the mortgage lending and mortgage insurance business.

Pool risk in force was $2.8 billion at March 31, 2006, compared to $2.7 billion at December 31, 2005. In 2006, we wrote a significant amount of pool risk where we are in a second-loss position, and will therefore only pay claims if pool losses are greater than any applicable deductible or stop-loss.

Other risk in force was $9.9 billion at March 31, 2006, compared to $9.7 billion at December 31, 2005 and $1.7 billion at March 31, 2005. Other risk in force at March 31, 2006 included a higher level of second-lien mortgage insurance and an increase in net interest margin securities (“NIMs”). Other risk in force at March 31, 2006 and December 31, 2005, included two large international mortgage securitizations comprising a total of $7.6 billion and $7.5 billion of risk, respectively, in which we provided credit enhancement at a AAA level in credit default swap form. Also included in other risk in force at March 31, 2006, was a single structured transaction that is a AAA wrap that was done in credit default swap form. Because of the remote nature of the risk associated with these transactions, premiums are low as a percentage of exposure.

The default and claim cycle in the mortgage insurance business begins with our receipt of a default notice from the insured. Generally, our master policy of insurance requires the insured to notify us of a default within 15 days after the loan has become 60 days past due. The total number of loans in default decreased from 57,088 at December 31, 2005 to 56,853 at March 31, 2006. The average loss reserve per default decreased from $10,444 at the end of 2005 to $10,327 at March 31, 2006. The number of loans in default at March 31, 2006 included 5,044 defaults related to Hurricanes Katrina and Rita as compared to 6,208 defaults at December 31, 2005. As discussed above, it is too early to tell how many claims we may ultimately have to pay on these defaults. Primary and pool defaults also included approximately 439 and 9,019 defaults, respectively, on loans where reserves have not been established because no claim payment is currently anticipated. Excluding those defaults without a related reserve, the average loss reserve per default was $12,388 for the first quarter of 2006. The loss reserve as a percentage of risk in force was 1.5% at March 31, 2006, compared to 1.6% at December 31, 2005. We do not establish reserves on our derivative financial guaranty products.

The non-prime mortgage insurance business experienced an increase in the number of defaults in the first quarter of 2006 from the first quarter of 2005, but defaults are down from December 31, 2005. Although the default rate on this business is higher than on prime business, higher premium rates charged for non-prime business are expected to compensate for the increased level of expected losses associated with this business. However, we cannot be certain that the increased premiums charged on non-prime business will compensate for the ultimate losses on this business.

The number of non-prime loans in default at March 31, 2006 was 21,651, which represented 55% of the total primary loans in default, compared to 23,525 non-prime loans in default at December 31, 2005, which represented 53% of the total primary loans in default. The default rate on the Alt-A business was 5.4% at March 31, 2006, compared to 6.4% at December 31, 2005. The default rate on the A minus and below loans was 14.1% at March 31, 2006, compared to 15.8% at December 31, 2005. The default rate on the prime business was 3.1% at March 31, 2006, compared to 3.6% at December 31, 2005. The combined default rate on non-prime business decreased 139 basis points to 9.3% at March 31, 2006 from 10.7% at December 31, 2005, with the default rate on the prime business down 56 basis points from December 31, 2005. A strong economy, particularly employment and housing, generally results in lower default rates and a decrease in the overall level of losses. A weakening of the economy could negatively impact our overall default rates, which would result in an increase in the provision for losses.

Claim activity is not spread evenly throughout the coverage period of a book of business. Relatively few claims on prime business are received during the first two years following issuance of a policy and on non-prime business during the first year. Historically, claim activity on prime loans has reached its highest level in the third through fifth years after the year of policy origination, and on non-prime loans this level is expected to be reached in the second through fourth years. Approximately 73.3% of the primary risk in force and approximately 34.0% of the pool risk in force at March 31, 2006 had not yet reached its highest claim frequency years. Because it is difficult to predict both the timing of originating new business and the cancellation rate of existing business, it also is difficult to predict, at any given time, the percentage of risk in force that will reach its highest claim frequency years on any future date. The combined default rate for both primary and pool insurance, excluding second-lien insurance coverage, was 3.8% at March 31, 2006 and at December 31, 2005, compared to 3.2% at March 31, 2005, while the default rate on the primary business was 4.9% at March 31, 2006, compared to 5.6% at December 31, 2005 and 4.7% at March 31, 2005.

Direct claims paid for the quarter ended March 31, 2006 were $79.8 million down from $85.7 million for the first quarter of 2005. The average claim paid has fluctuated over the past few years mostly due to deeper coverage amounts and larger loan balances. In addition, change in real estate values may also affect the amount of the average claim paid. Alt-A loans have a higher average claim payment due to higher loan balances and greater coverage percentages. Claims paid on second-lien mortgages decreased for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 as a result of an increase in recoveries, partially offset by the increase in the volume of second-lien business written over the past few years on which we have begun paying claims. For the majority of risk written on second-lien business in the first quarter of 2006, we are in a second loss position. In reviewing our claims inventory, we expect that paid claims will increase modestly in 2006 with the largest increase occurring towards the end of the year.

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

The following table summarizes our mortgage insurance segment’s results of operations for the quarters ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended March 31		% Change
	2006	2005	2006 vs. 2005
Net income	$88,144	$62,721	40.5%
Net premiums written	223,766	200,237	11.8
Net premiums earned	202,706	192,465	5.3
Net investment income	31,665	28,793	10.0
Net gains on securities	13,577	7,119	90.7
Change in fair value of derivative instruments	9,121	3,186	n/m
Other income	3,634	4,592	(20.9)
Provision for losses	71,097	97,927	(27.4)
Policy acquisition costs and other operating expenses	57,612	48,347	19.2
Interest expense	6,701	5,124	30.8
Provision for income taxes	37,149	22,036	68.5

n/m = not meaningful

Net Income.    Our mortgage insurance segment’s net income for the first quarter of 2006 was $88.1 million, an increase of $25.4 million or 40.5% compared to $62.7 million for the first quarter of 2005. This increase was primarily due to a decrease in the provision for losses and increases in net gains on securities and change in fair value of derivative instruments, partially offset by increases in operating expenses and interest expense.

Net Premiums Written and Earned.    Net premiums written for the first quarter of 2006 were $223.8 million, a $23.6 million or 11.8% increase from $200.2 million for the comparable period of 2005. Net premiums earned for the first quarter of 2006 were $202.7 million, a $10.2 million or 5.3% increase compared to $192.5 million for the first quarter of 2005. Net premiums earned reflect an increase of $6.7 million in premiums earned from non-traditional products such as second-lien mortgages, NIMs and international business. Premiums earned from non-traditional products were $29.5 million in the first quarter of 2006, compared to $22.8 million in the first quarter of 2005. Earned premiums also increased as a result of a $3.5 million increase in premiums earned from the primary insurance business as a result of a change in the product mix to higher premium rate products. Premiums earned will fluctuate as the mix of premiums written changes. For the first quarter of 2006, the mix included a higher percentage of structured business, in which premium rates fluctuate greatly from very low rates on business with deductibles to very high rates for coverage on non-prime loans. We expect that the increases in primary insurance in force and other risk in force from non-traditional products will lead to modest increases in earned premiums over the balance of 2006.

Net Investment Income.    Net investment income attributable to our mortgage insurance business in the first quarter of 2006 was $31.7 million, an increase of $2.8 million or 10.0%, compared to $28.8 million in the first quarter of 2005. Investment income in the first quarter of 2006 reflects an increase in interest income on bonds due to higher overall interest rates.

Net Gains on Securities and Change in Fair Value of Derivative Instruments.    Net gains on securities in our mortgage insurance business were $13.6 million for the first quarter of 2006, compared to $7.1 million for the first quarter of 2005. Included in the first quarter of 2006 is an allocation of net gains on securities to the mortgage insurance segment, most of which came from the sale of our remaining interest in Primus. The change in the fair value of derivatives was a gain of $9.1 million for the first quarter of 2006, compared to a gain of $3.2 million for the first quarter in 2005, mainly due to changes in the fair value of embedded options in convertible securities held in the investment portfolio due to market conditions.

Other Income.    Other income for the first quarter of 2006 was $3.6 million, a $0.9 million or 20.9% decrease from $4.6 million in the first quarter of 2005. Other income mostly includes income related to contract underwriting services, which was lower in the first quarter of 2006.

Provision for Losses.    The provision for losses for the first quarter of 2006 was $71.1 million, a $26.8 million or 27.4% decrease from $97.9 million for the first quarter of 2005. Our mortgage insurance business experienced a significant decrease in claims paid in the first quarter of 2006 and a substantial decline in primary delinquencies at March 31, 2006, compared to December 31, 2005, some of which we attribute to seasonality. Although primary delinquencies declined 11.4% from December 31, 2005, the remaining delinquencies are now closer to a foreclosure event, and therefore, require a greater loss reserve per default.

Policy Acquisition Costs and Other Operating Expenses.    Policy acquisition costs represent the amortization of expenses that relate directly to the acquisition of new business. The amortization of these expenses is related to the recognition of gross profits over the life of the policies and is influenced by such factors as persistency and estimated loss rates. Policy acquisition costs were $13.3 million for the first quarter of 2006, compared to $14.7 million for the first quarter of 2005. This decrease was mainly the result of the acceleration of the amortization of policy acquisition costs in 2005. This acceleration related to prior years’ books of business that had canceled more quickly than anticipated due to repayments and pay-offs of the underlying mortgages and resulted in a reduction in the base asset.

Other operating expenses consist mostly of contract underwriting expenses, overhead and administrative costs, some of which are allocated to our various business segments. Other operating expenses were $44.3 million for the first quarter of 2006, an increase of $10.6 million or 31.5% compared to $33.6 million for the first quarter of 2005. For the first quarter of 2006, other operating expenses included significant increases in software depreciation as well as increases in office equipment depreciation and employee costs. Contract underwriting expenses for the quarters ended March 31, 2006 and 2005, including the impact of reserves for remedies included in other operating expenses, were $6.7 million and $7.6 million, respectively.

Interest Expense.    Interest expense attributable to our mortgage insurance business for the first quarter of 2006 was $6.7 million compared to $5.1 million for the first quarter of 2005. Both periods include interest on our long-term debt that was allocated to the mortgage insurance segment as well as the impact of interest-rate swaps.

Provision for Income Taxes.    The effective tax rate for the first quarter of 2006 was 29.6% compared to 26.0% in the first quarter of 2005. The difference between the effective tax rate and the statutory rate of 35% reflects our significant investment in tax-advantaged securities. The increase in the rate for 2006 is due to a larger proportion of income from operations as compared to investment income.

The following tables provide selected information as of and for the periods indicated for our mortgage insurance segment:

	Three Months Ended
($ in thousands, unless specified otherwise)	March 31 2006	December 31 2005	March 31 2005
Provision for losses	$71,097	$99,413	$97,927
Reserve for losses	$587,114	$596,210	$571,128
Reserves for losses by category:
Prime	$181,001	$179,152	$164,847
Alt-A	135,336	137,430	161,102
A minus and below	195,246	190,312	150,802
Pool insurance	36,199	44,135	42,800
Seconds	30,144	35,876	45,611
Other	9,188	9,305	5,966

Total	$587,114	$596,210	$571,128

Certain statistical information included in the following tables is recorded based on information received from lenders and other third-parties.

	Three Months Ended
	March 31 2006	December 31 2005	March 31 2005
Default Statistics
Primary Insurance:
Flow
Prime
Number of insured loans	501,632	508,117	540,847
Number of loans in default	15,117	18,045	15,816
Percentage of total loans in default	3.01%	3.55%	2.92%

Alt-A
Number of insured loans	64,555	67,339	78,682
Number of loans in default	4,468	4,946	5,453
Percentage of total loans in default	6.92%	7.34%	6.93%

A minus and below
Number of insured loans	52,700	54,066	57,637
Number of loans in default	6,833	7,543	6,342
Percentage of total loans in default	12.97%	13.95%	11.00%

Total Flow
Number of insured loans	618,887	629,522	677,166
Number of loans in default	26,418	30,534	27,611
Percentage of total loans in default	4.27%	4.85%	4.08%

Structured
Prime
Number of insured loans	67,353	59,457	51,125
Number of loans in default	2,414	2,640	1,934
Percentage of total loans in default	3.58%	4.44%	3.78%

Alt-A
Number of insured loans	63,800	50,997	40,326
Number of loans in default	2,491	2,564	2,373
Percentage of total loans in default	3.90%	5.03%	5.88%

A minus and below
Number of insured loans	51,277	47,348	41,269
Number of loans in default	7,859	8,472	6,149
Percentage of total loans in default	15.33%	17.89%	14.90%

	Three Months Ended
($ in thousands, unless specified otherwise)	March 31 2006	December 31 2005	March 31 2005
Total Structured
Number of insured loans	182,430	157,802	132,720
Number of loans in default	12,764	13,676	10,456
Percentage of total loans in default	7.00%	8.67%	7.88%

Total Primary Insurance
Prime
Number of insured loans	568,985	567,574	591,972
Number of loans in default	17,531	20,685	17,750
Percentage of total loans in default	3.08%	3.64%	3.00%

Alt-A
Number of insured loans	128,355	118,336	119,008
Number of loans in default	6,959	7,510	7,826
Percentage of total loans in default	5.42%	6.35%	6.58%

A minus and below
Number of insured loans	103,977	101,414	98,906
Number of loans in default	14,692	16,015	12,491
Percentage of loans in default	14.13%	15.79%	12.63%

Total Primary
Number of insured loans	801,317	787,324	809,886
Number of loans in default	39,182 (1)	44,210 (1)	38,067
Percentage of loans in default	4.89%	5.62%	4.70%

Direct claims paid:
Prime	$29,965	$33,156	$31,871
Alt-A	18,707	19,968	22,332
A minus and below	23,263	23,762	20,884
Seconds	7,865	7,044	10,607

Total	$79,800	$83,930	$85,694

Average claim paid:
Prime	$26.8	$25.7	$24.5
Alt-A	40.2	38.4	37.0
A minus and below	29.0	28.1	26.4
Seconds	22.8	20.5	25.3
Total	$29.2	$28.0	$27.5

(1)	Includes approximately 439 and 452 defaults at March 31, 2006 and December 31, 2005, respectively, where reserves have not been established because no claim payment is currently anticipated.

	Three Months Ended
($ in thousands, unless specified otherwise)	March 31 2006	December 31 2005	March 31 2005
States with highest claims paid:
Texas	$8,124	$9,041	$8,667
Ohio	7,783	7,088	6,253
Georgia	7,133	8,561	7,808
Michigan	7,033	6,348	4,738
Colorado	5,447	5,812	5,395

Percentage of total claims paid:
Texas	10.2%	10.8%	10.1%
Ohio	9.7	8.4	7.3
Georgia	8.9	10.2	9.1
Michigan	8.8	7.6	5.5
Colorado	6.8	6.9	6.3

Risk in force: ($ in millions)
Florida	$2,470	$2,437	$2,432
California	2,418	2,408	2,768
Texas	1,602	1,558	1,494
New York	1,439	1,433	1,524
Georgia	1,235	1,226	1,233
Total risk in force:	$26,076	$25,729	$25,863

Percentage of total risk in force:
Florida	9.5%	9.5%	9.4%
California	9.3	9.4	10.7
Texas	6.1	6.1	5.8
New York	5.5	5.7	5.9
Georgia	4.7	4.8	4.8

	Three Months Ended
	March 31 2006		December 31 2005		March 31 2005
Primary new insurance written (“NIW”) ($ in millions)
Flow	$5,234	40.9%	$6,740	61.7%	$5,662	93.7%
Structured	7,569	59.1	4,188	38.3	382	6.3

Total Primary	$12,803	100.0%	$10,928	100.0%	$6,044	100.0%

Flow
Prime	$3,771	72.1%	$5,025	74.6%	$4,155	73.4%
Alt-A	1,105	21.1	1,159	17.2	944	16.7
A minus and below	358	6.8	556	8.2	563	9.9

Total Flow	$5,234	100.0%	$6,740	100.0%	$5,662	100.0%

Structured
Prime	$2,264	29.9%	$1,676	40.0%	$128	33.5%
Alt-A	3,917	51.8	1,707	40.8	199	52.1
A minus and below	1,388	18.3	805	19.2	55	14.4

Total Structured	$7,569	100.0%	$4,188	100.0%	$382	100.0%

Total
Prime	$6,035	47.2%	$6,701	61.3%	$4,283	70.9%
Alt-A	5,022	39.2	2,866	26.2	1,143	18.9
A minus and below	1,746	13.6	1,361	12.5	618	10.2

Total Primary	$12,803	100.0%	$10,928	100.0%	$6,044	100.0%

	Three Months Ended
	March 31 2006		December 31 2005		March 31 2005
Total Primary New Insurance Written by FICO (a) Score ($ in millions)
Flow
<=619	$278	5.3%	$327	4.8%	$387	6.8%
620-679	1,547	29.6	2,000	29.7	1,782	31.5
680-739	1,991	38.0	2,505	37.2	2,043	36.1
>=740	1,418	27.1	1,908	28.3	1,450	25.6

Total Flow	$5,234	100.0%	$6,740	100.0%	$5,662	100.0%

Structured
<=619	$1,388	18.3%	$808	19.3%	$56	14.7%
620-679	2,181	28.8	1,369	32.7	168	44.0
680-739	2,505	33.1	1,337	31.9	101	26.4
>=740	1,495	19.8	674	16.1	57	14.9

Total Structured	$7,569	100.0%	$4,188	100.0%	$382	100.0%

Total
<=619	$1,666	13.0%	$1,135	10.4%	$443	7.3%
620-679	3,728	29.1	3,369	30.8	1,950	32.3
680-739	4,496	35.1	3,842	35.2	2,144	35.5
>=740	2,913	22.8	2,582	23.6	1,507	24.9

Total Primary	$12,803	100.0%	$10,928	100.0%	$6,044	100.0%

	Three Months Ended
	March 31 2006		December 31 2005		March 31 2005
Percentage of primary new insurance written
Monthlies	85%		94%		93%
Refinances	39%		37%		37%
95.01% LTV (b) and above	8%		10%		14%
ARMS
Less than 5 years	41%		31%		23%
5 years and longer	19%		17%		13%
Primary risk written ($ in millions)
Flow	$1,329	55.9%	$1,702	70.0%	$1,414	96.0%
Structured	1,050	44.1	729	30.0	60	4.0

Total	$2,379	100.0%	$2,431	100.0%	$1,474	100.0%

Primary insurance in force ($ in millions)
Flow	$81,597	71.6%	$82,700	75.4%	$87,308	79.3%
Structured	32,316	28.4	26,984	24.6	22,838	20.7

Total Primary	$113,913	100.0%	$109,684	100.0%	$110,146	100.0%

Prime	$76,141	66.8%	$74,940	68.3%	$77,048	70.0%
Alt-A	23,767	20.9	21,223	19.4	20,377	18.5
A minus and below	14,005	12.3	13,521	12.3	12,721	11.5

Total Primary	$113,913	100.0%	$109,684	100.0%	$110,146	100.0%

Primary risk in force ($ in millions)
Flow	$20,073	77.0%	$20,330	79.0%	$21,367	82.6%
Structured	6,003	23.0	5,399	21.0	4,496	17.4

Total Primary	$26,076	100.0%	$25,729	100.0%	$25,863	100.0%

	Three Months Ended
	March 31 2006		December 31 2005		March 31 2005
Flow
Prime	$15,595	77.7%	$15,630	76.9%	$15,999	74.9%
Alt-A	2,948	14.7	3,131	15.4	3,701	17.3
A minus and below	1,530	7.6	1,569	7.7	1,667	7.8

Total Flow	$20,073	100.0%	$20,330	100.0%	$21,367	100.0%

Structured
Prime	$2,379	39.6%	$2,208	40.9%	$1,903	42.3%
Alt-A	1,623	27.1	1,358	25.1	1,044	23.2
A minus and below	2,001	33.3	1,833	34.0	1,549	34.5

Total Structured	$6,003	100.0%	$5,399	100.0%	$4,496	100.0%

Total
Prime	$17,974	68.9%	$17,838	69.3%	$17,902	69.3%
Alt-A	4,571	17.5	4,489	17.5	4,745	18.3
A minus and below	3,531	13.6	3,402	13.2	3,216	12.4

Total Primary	$26,076	100.0%	$25,729	100.0%	$25,863	100.0%

	Three Months Ended
	March 31 2006		December 31 2005		March 31 2005
Total Primary Risk in Force by FICO Score ($ in millions)
Flow
<=619	$1,281	6.4%	$1,321	6.5%	$1,492	7.0%
620-679	6,224	31.0	6,352	31.2	6,828	31.9
680-739	7,383	36.8	7,459	36.7	7,862	36.8
>=740	5,185	25.8	5,198	25.6	5,185	24.3

Total Flow	$20,073	100.0%	$20,330	100.0%	$21,367	100.0%

Structured
<=619	$2,002	33.3%	$1,833	34.0%	$1,552	34.5%
620-679	2,170	36.2	1,957	36.2	1,610	35.8
680-739	1,268	21.1	1,111	20.6	896	19.9
>=740	563	9.4	498	9.2	438	9.8

Total Structured	$6,003	100.0%	$5,399	100.0%	$4,496	100.0%

Total
<=619	$3,283	12.6%	$3,154	12.3%	$3,044	11.8%
620-679	8,394	32.2	8,309	32.3	8,438	32.7
680-739	8,651	33.2	8,570	33.3	8,758	33.8
>=740	5,748	22.0	5,696	22.1	5,623	21.7

Total Primary	$26,076	100.0%	$25,729	100.0%	$25,863	100.0%

Percentage of primary risk in force
Monthlies	90%		91%		91%
Refinances	36%		37%		37%
95.01% LTV and above	14%		14%		13%
ARMs
Less than 5 years	24%		23%		22%
5 years and longer	9%		9%		8%

	Three Months Ended
	March 31 2006		December 31 2005		March 31 2005
Total primary risk in force by LTV ($ in millions)
95.01% and above	$3,680	14.1%	$3,599	14.0%	$3,416	13.2%
90.01% to 95.00%	8,473	32.5	8,616	33.5	9,408	36.4
85.01% to 90.00%	9,476	36.3	9,551	37.1	9,872	38.2
85.00% and below	4,447	17.1	3,963	15.4	3,167	12.2

Total Primary	$26,076	100.0%	$25,729	100.0%	$25,863	100.0%

Total primary risk in force by policy year ($ in millions)
2002 and prior	$4,275	16.4%	$4,658	18.1%	$6,700	26.0%
2003	5,013	19.2	5,511	21.4	8,103	31.3
2004	6,407	24.6	7,091	27.6	9,627	37.2
2005	8,015	30.7	8,469	32.9	1,433	5.5
2006	2,366	9.1	—	—	—	—

Total Primary	$26,076	100.0%	$25,729	100.0%	$25,863	100.0%

	Three Months Ended
	March 31 2006		March 31 2005
Alt-A Information
Primary new insurance written by FICO score ($ in millions)
<=619	$6	0.1%	$6	0.5%
620-659	709	14.1	143	12.5
660-679	634	12.6	199	17.4
680-739	2,324	46.3	520	45.5
>=740	1,349	26.9	275	24.1

Total	$5,022	100.0%	$1,143	100.0%

Primary risk in force by FICO score ($ in millions)
<=619	$34	0.7%	$62	1.3%
620-659	937	20.5	982	20.7
660-679	766	16.8	849	17.9
680-739	1,961	42.9	2,004	42.2
>=740	873	19.1	848	17.9

Total	$4,571	100.0%	$4,745	100.0%

Primary risk in force by LTV ($ in millions)
95.01% and above	$161	3.5%	$324	6.8%
90.01% to 95.00%	1,360	29.8	1,683	35.5
85.01% to 90.00%	1,930	42.2	2,051	43.2
85.00% and below	1,120	24.5	687	14.5

Total	$4,571	100.0%	$4,745	100.0%

Primary risk in force by policy year ($ in millions)
2002 and prior	$448	9.8%	$847	17.8%
2003	758	16.6	1,500	31.6
2004	1,180	25.8	2,134	45.0
2005	1,538	33.6	264	5.6
2006	647	14.2	—	—

Total	$4,571	100.0%	$4,745	100.0%

	Three Months Ended
	March 31 2006			December 31 2005			March 31 2005
Pool risk written ($ in millions)	$61			$102			$56
Pool risk in force ($ in millions)
Prime	$2,098		76.3%	$2,098		77.4%	$1,971	82.7%
Alt-A	272		9.9	272		10.0	238	10.0
A minus and below	380		13.8	341		12.6	174	7.3

Total Pool	$2,750		100.0%	$2,711		100.0%	$2,383	100.0%

Pool insurance
Number of insured loans	627,815			651,051			589,934
Number of loans in default	15,072	(2)		10,194	(2)		6,249
Percentage of loans in default	2.40%			1.57%			1.06%
Other risk written ($ in millions)
Seconds
1st loss	$24			$40			$4
2nd loss	132			247			6
NIMs	89			33			28
International
1st loss-Hong Kong primary mortgage insurance	17			27			50
Reinsurance	2			2			10
Credit default swaps	—			7,303			—
Other
Domestic credit default swaps	20			30			—
Financial guaranty wrap	—			—			511

Total other risk written	$284			$7,682			$609

(2)	Includes approximately 9,019 and 3,699 defaults at March 31, 2006 and December 31, 2005, respectively, where reserves have not been established because no claim payment is currently anticipated.

	Three Months Ended
	March 31 2006	December 31 2005	March 31 2005
Other risk in force (in millions)
Seconds
1st loss	$594	$591	$586
2nd loss	756	638	73
NIMs	303	261	315
International
1st loss-Hong Kong primary mortgage insurance	288	271	50
Reinsurance	29	29	28
Credit default swaps	7,581	7,469	181
Other
Domestic credit default swaps	200	180	—
Financial guaranty wrap	205	270	511

Total other risk in force	$9,956	$9,709	$1,744

Net premiums written (in thousands)
Primary and Pool Insurance	$187,971	$179,658	$176,874
Seconds	16,014	14,102	11,801
NIMs	12,623	8,170	9,360
International	2,561	2,901	2,202
Domestic credit default swaps	4,549	408	—
Financial guaranty wrap	48	95	—

Net premiums written	$223,766	$205,334	$200,237

	Three Months Ended
	March 31 2006	December 31 2005	March 31 2005
Net premiums earned (in thousands)
Primary and Pool Insurance	$173,239	$184,985	$169,711
Seconds	17,479	15,447	12,395
NIMs	7,798	7,513	9,854
International	3,211	1,228	505
Domestic credit default swaps	931	598	—
Financial guaranty wrap	48	95	—

Net premiums earned	$202,706	$209,866	$192,465

Captives
Premiums ceded to captives (in millions)	$25.5	$25.3	$23.8
% of total premiums	12.7%	12.0%	12.2%
NIW subject to captives (in millions)	$2,776	$4,223	$2,286
% of primary NIW	21.7%	38.6%	37.8%
IIF (c) subject to captives	32.2%	38.6%	33.7%
RIF (d) subject to captives	35.2%	35.6%	35.5%
Persistency (twelve months ended)	58.6%	58.2%	58.4%

(a)	FICO credit scoring model.
(b)	Loan-to-value ratios. The ratio of the original loan amount to the value of the property.
(c)	Insurance in force.
(d)	Risk in force.

Results of Operations—Financial Guaranty

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

The following table summarizes the results of operations for our financial guaranty business for the quarters ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended March 31		% Change
	2006	2005	2006 vs. 2005
Net income	$36,872	$21,166	74.2%
Net premiums written	55,839	14,603	n/m
Net premiums earned	50,991	54,560	(6.5)
Net investment income	22,518	22,059	2.1
Net gains on securities	7,178	3,573	100.9
Change in fair value of derivative instruments	8,509	(11,957)	n/m
Other income	214	316	(32.3)
Provision for losses	7,537	11,573	(34.9)
Policy acquisition costs and other operating expenses	28,775	29,072	(1.0)
Interest expense	4,026	3,099	29.9
Provision for income taxes	12,200	3,641	n/m

n/m =	not meaningful

Net Income.    Our financial guaranty segment’s net income for the first quarter of 2006 was $36.9 million, a $15.7 million or 74.2% increase from $21.2 million for the first quarter of 2005. The net income for the first quarter of 2005 reflects a $4.1 million immediate after-tax reduction as a result of the first quarter 2005 recapture. The increase for the first quarter of 2006 was primarily due to an increase in the change in fair value of derivative instruments.

Net Premiums Written and Earned.    Our financial guaranty segment’s net premiums written and earned for the first quarter of 2006 were $55.8 million and $51.0 million, respectively, compared to $14.6 million and $54.6 million, respectively, for the first quarter of 2005. Included in net premiums written and earned for the first quarter of 2006 were $14.4 million and $16.7 million, respectively, of credit enhancement fees on derivative financial guaranty contracts, compared to $10.2 million and $13.4 million, respectively, in the first quarter of 2005. Net premiums written and earned for the first quarter of 2005 reflect a reduction of $54.7 million and $4.5 million, respectively, related to the 2005 recapture. In October 2005, we announced that we would be exiting the trade credit reinsurance line of business. Accordingly, this line of business has been placed into run-off and we have ceased initiating new trade credit reinsurance contracts going forward. In the first quarter of 2006, trade credit reinsurance accounted for 5.3% of financial guaranty’s net premiums written, down from 91.2% of financial guaranty’s net premiums written in the first quarter of 2005 (19.2% excluding the impact of the 2005 recapture). We expect earned premiums for the financial guaranty segment to increase modestly over the rest of the year.

Net Investment Income.    Net investment income attributable to our financial guaranty business was $22.5 million for the first quarter of 2006, compared to $22.1 million for the first quarter of 2005. The 2006 amount includes a slight increase in investment balances and slightly higher yields.

Net Gains on Securities and Change in Fair Value of Derivative Instruments.    Net gains on securities, which includes an allocation from the parent company as well as the financial guaranty segment’s own sales, were $7.2 million for the first quarter of 2006, compared to a net gain of $3.6 million in the first quarter of 2005. The 2006 amount includes an allocation of the gain on the sale of our remaining interest in Primus. The change in the fair value of derivative instruments was a gain of $8.5 million for the first quarter of 2006, compared to a loss of $12.0 million for the first quarter of 2005. The increase in the change in fair value of derivatives instruments for the first quarter of 2006 was primarily a result of the spread tightening related to synthetic collateralized debt obligations. During the first quarter of 2006, the financial guaranty segment received $1.4 million of recoveries on previous default payments related to derivative financial guaranty contracts. In addition, included in the change in the fair value of derivative instruments for the first quarter of 2006, was a $17.2 million charge in connection with the termination of a derivative financial guaranty contract on March 2, 2006. Earned premiums on this transaction from its inception and through its termination were approximately $14.3 million. See “Provision for Losses” below.

Other Income.    Other income was $0.2 million for the first quarter of 2006, compared to $0.3 million for the first quarter of 2005. This decrease was primarily due to lower surveillance and advisory fees received during the period.

Provision for Losses.    The provision for losses was $7.5 million for the first quarter of 2006, compared to $11.6 million for the first quarter of 2005. This decrease was a result of a change in the mix of written business and our decision to exit the trade credit reinsurance line of business, which carries a higher loss ratio. The provision for losses represented 14.8% and 21.2% of net premiums earned for the first quarter of 2006 and 2005, respectively. Our financial guaranty business paid $4.3 million in claims in the first quarter of 2006 and $8.0 million in claims in the first quarter of 2005 related to a single manufactured housing transaction that was fully reserved for in 2003. We expect that losses related to this transaction will be paid out over the next several years.

We closely monitor our financial guaranty obligations and we use an internal classification process to identify and track troubled credits. We classify credits as “intensified surveillance credits” when we determine that continued performance is questionable and, in the absence of a positive change, may result in a claim. At March 31, 2006 and 2005, the financial guaranty segment had the following exposure on credits classified as intensified surveillance credits:

	March 31 2006		March 31 2005
($ in millions)	# of credits	Par Outstanding	# of credits	Par Outstanding
Less than $25	22	$107	20	$62
$25-$100	5	290	6	324

Total	27	$397	26	$386

We establish loss reserves on our non-derivative financial guaranty contracts as discussed in “Critical Accounting Policies—Reserve for Losses.” We had allocated non-specific reserves of $20.8 million on the same two intensified surveillance credits (representing an aggregate par amount of $43.7 million) at March 31, 2006 and 2005. We expect that we will suffer losses with respect to these insured obligations equal to the amount reserved of $20.8 million. We have not allocated any non-specific reserves for any of the remaining non-derivative credits classified as intensified surveillance credits at March 31, 2006.

One intensified surveillance credit with $25 million or greater in exposure identified at March 31, 2006, and at March 31, 2005, was a derivative financial guaranty contract. In accordance with GAAP, we do not establish loss reserves on our derivative financial guaranty contracts. Instead, gains and losses on derivative financial guaranty contracts are derived from internally generated models that take into account both credit and market spreads and are recorded through our consolidated statements of income. See “Critical Accounting Policies—Derivative Instruments and Hedging Activity” for a discussion of how we account for derivatives under SFAS No. 133. At March 31, 2006, our model indicated that we had incurred a $14 thousand gain on the one derivative financial guaranty contract with $25 million or greater in exposure classified as an intensified surveillance credit. This credit, which represents $60.0 million in exposure, expires in November 2006.

As previously disclosed, our model indicated that a $50.8 million loss should be recognized on one derivative financial guaranty contract included on the list of intensified surveillance credits at December 31, 2005. This credit, a synthetic collateralized debt obligation insured on a direct basis, represented $247.5 million in exposure or approximately 38% of our total exposure to intensified surveillance credits at December 31, 2005.

While we had not been required to pay a claim with respect to this credit, given the deterioration in the credit quality of the portfolio of high-yield debt obligations underlying this transaction (since its inception in August 2001, $155.3 million, or approximately 36.3% of the subordination underlying this credit, had eroded), the significant amount of time before the expiration of this risk in 2013 and our large notional exposure to this credit, we engaged our counterparty in negotiations aimed at limiting our exposure arising from this credit. On March 2, 2006, we decided to eliminate the uncertainty around this transaction by paying to our counterparty $68.0 million in consideration for the termination of this transaction. In addition, as part of this settlement, our counterparty agreed to amend the one other derivative financial guaranty contract insured with this same counterparty. This amendment imposes certain structural changes that we believe will improve the overall risk profile of the remaining insured contract. This contract, representing $132.5 million in exposure, is not included on our intensified surveillance list and has been performing within an acceptable range of our expectations. On February 15, 2006, S&P confirmed the “AAA” rating on our exposure on the remaining insured contract.

Policy Acquisition Costs and Other Operating Expenses.    Policy acquisition costs and other operating expenses were $28.8 million for the first quarter of 2006, compared to $29.1 million for the first quarter of 2005. Included in policy acquisition costs and other operating expenses for the first quarter of 2006 were $3.3 million of origination costs related to derivative financial guaranty contracts, compared to $2.0 million for the first quarter of 2005. The costs to originate derivative financial guaranty contracts, unlike traditional financial guaranty insurance, are expensed immediately rather than deferred. The expense ratio of 56.4% for the first quarter of 2006 was up from 53.3% for the first quarter of 2005. The expense ratio for the first quarter of 2005 was 46.3% excluding the impact of the 2005 recapture.

Interest Expense.    Interest expense was $4.0 million for the first quarter of 2006, compared to $3.1 million for the first quarter of 2005. Both periods include interest on our long-term debt that was allocated to the financial guaranty segment.

Provision for Income Taxes.    The effective tax rate was 24.9% for the first quarter of 2006, compared to 14.7% for the first quarter of 2005. The higher tax rate for the first quarter of 2006 reflects a higher percentage of pre-tax income derived from investment income, much of which is derived from investments in tax-advantaged securities. The low rate in 2005 reflects the lower level of pre-tax income resulting from the 2005 recapture.

The gross par originated by our financial guaranty segment for the periods indicated was as follows (in millions):

	Three Months Ended March 31
Type	2006	2005
Public finance:
General obligation and other tax supported	$1,136	$781
Water/sewer/electric/gas and investor-owned utilities	631	116
Healthcare and long-term care	526	477
Airports/transportation	65	163
Education	150	45
Other municipal	1	36
Housing	5	63

Total public finance	2,514	1,681

Structured finance:
Collateralized debt obligations	5,291	1,134
Asset-backed obligations	420	926
Other structured	—	94

Total structured finance	5,711	2,154

Total	$8,225	$3,835

The net par originated and outstanding was not materially different from the gross par originated and outstanding at March 31, 2006 and 2005 because we do not cede a material amount of business to reinsurers.

The following table shows the breakdown of premiums written and earned by our financial guaranty segment’s various products for each period (in thousands):

	Three Months Ended March 31
	2006	2005
Net premiums written:
Public finance direct	$13,553	$15,433
Public finance reinsurance	17,983	17,026
Structured direct	18,272	15,057
Structured reinsurance	3,053	8,510
Trade credit reinsurance	2,978	13,319

	55,839	69,345
Impact of 2005 recapture	—	(54,742)

Total net premiums written	$55,839	$14,603

Net premiums earned:
Public finance direct	$7,843	$8,963
Public finance reinsurance	8,293	8,513
Structured direct	21,503	18,219
Structured reinsurance	4,641	7,266
Trade credit reinsurance	8,711	16,138

	50,991	59,099
Impact of 2005 recapture	—	(4,539)

Total net premiums earned	$50,991	$54,560

Included in net premiums earned for the first quarter of 2006 and 2005 were refundings of $2.4 million.

The following schedule depicts the expected amortization of the unearned premiums for the existing financial guaranty portfolio, assuming no advance refundings, as of March 31, 2006. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay financial guaranty obligations. Unearned premium amounts are net of prepaid reinsurance.

($ in millions)	Ending Net Unearned Premiums	Unearned Premium Amortization	Future Installments	Total Premium Earnings
2006	$559.2	$80.7	$47.9	$128.6
2007	496.3	62.9	68.9	131.8
2008	442.5	53.8	51.7	105.5
2009	398.8	43.7	44.3	88.0
2010	361.6	37.2	29.9	67.1

2006 – 2010	361.6	278.3	242.7	521.0
2011 – 2015	209.3	152.3	67.9	220.2
2016 – 2020	104.5	104.8	21.5	126.3
2021 – 2025	40.5	64.0	13.4	77.4
After 2026	—	40.5	16.1	56.6

Total	$—	$639.9	$361.6	$1,001.5

The following table shows the breakdown of claims paid and incurred losses for our financial guaranty segment for the periods indicated:

	Three Months Ended March 31
($ in thousands)	2006		2005
Claims Paid:
Trade credit reinsurance	$4,000		$4,998
Other financial guaranty	(110)		12,484
Conseco Finance Corp.	4,317		7,969

Total	$8,207		$25,451

Incurred Losses:
Trade credit reinsurance	$3,950		$7,041
Other financial guaranty	4,619		4,532
Conseco Finance Corp.	(1,032	)(1)	—

Total	$7,537		$11,573

Net payments (recoveries) under derivative contracts	$66,639		$(2,236)

(1)	Resulted from favorable loss development.

The following table shows the breakdown of the reserve for losses and loss adjustment expenses for our financial guaranty segment at the end of each period indicated:

	March 31 2006	December 31 2005	March 31 2005
Financial Guaranty:
Case reserves	$60,721	$58,013	$80,885
Allocated non-specific	20,750	27,750	20,750
Unallocated non-specific	58,689	54,878	47,860

Trade Credit Reinsurance and Other:
Case reserves	28,267	22,068	31,993
IBNR (2)	36,149	42,083	45,055

Total	$204,576	$204,792	$226,543

(2)	Incurred but not reported.

The decrease in the March 31, 2006 allocated non-specific reserve relates to a structured finance credit with a total par outstanding of $7.0 million that was reclassified to case reserves. The allocated non-specific reserve at March 31, 2006, relates to two credits with a total par outstanding of $43.7 million.

Results of Operations—Financial Services

The financial services segment includes the credit-based businesses conducted through our affiliates, C-BASS and Sherman. We own a 46% interest in C-BASS and a 34.58% interest in Sherman. C-BASS is a mortgage investment and servicing firm specializing in non-prime, single-family residential mortgage assets and residential mortgage-backed securities. By using sophisticated analytics, C-BASS essentially seeks to take advantage of what it believes to be the mispricing of credit risk for certain of these assets in the marketplace. Sherman is a consumer asset and servicing firm specializing in charged-off and bankruptcy plan consumer assets and charged-off high loan-to-value mortgage receivables that it purchases at deep discounts from national financial institutions and major retail corporations and subsequently collects upon these receivables. In March 2005, Sherman acquired CreditOne, a credit card bank that provides Sherman with the ability to originate non-prime credit card receivables. The financial services segment also previously included the operations of RadianExpress. In December 2003, we announced that we would cease operations at RadianExpress. RadianExpress completed the final processing of all remaining transactions in the first quarter of 2005 and was dissolved in the last quarter of 2005.

Net income attributable to the financial services segment for the first quarter of 2006 was $38.7 million compared to $31.7 million for the comparable period of 2005. Equity in net income of affiliates was $58.3 million (pre-tax) for the first quarter of 2006, an increase of $7.0 million or 13.7% compared to $51.3 million (pre-tax) for the comparable period of 2005. C-BASS accounted for $30.0 million (pre-tax) of the total net income of affiliates in the first quarter of 2006, compared to $28.1 million (pre-tax) in the comparable period of 2005. This reflected the growth in C-BASS’s servicing income from the significant growth in the size of their serviced portfolio. C-BASS’s results could vary significantly from period to period because a portion of C-BASS’s income is dependent on its ability to sell mortgage-backed securities in the capital markets. These mortgage capital markets can be volatile, subject to changes in interest rates, credit spreads and liquidity. In addition, C-BASS owns many mortgage-backed securities which can be called for redemption, often in low interest rate environments, such as have existed recently, which can lead to volatility in its quarterly results, as can C-BASS’s requirement to mark many of their balance sheet components to market. Redemptions during the first quarter of 2006 also contributed to the increase in C-BASS’s net income for the first quarter. Equity in net income of affiliates included $28.3 million (pre-tax) for Sherman in the first quarter of 2006 compared to $23.2 million (pre-tax) in the comparable period of 2005. This amount reflects growth in, and strong collections on, Sherman’s portfolio.

Other

We are seeking to sell or otherwise dispose of the remaining assets and operations of Singer Asset Finance Company L.L.C. (“Singer”), a wholly-owned subsidiary of Enhance Financial Services Group Inc. (“EFSG”), the parent company of Radian Asset Assurance. Singer had been engaged in the purchase, servicing, and securitization of assets, including state lottery awards and structured settlement payments, and currently is operating on a run-off basis. Singer’s run-off operations consist of servicing and/or disposing of Singer’s previously originated assets and servicing its non-consolidated special purpose vehicles. The results of this subsidiary are not material to our financial results. At March 31, 2006, we had approximately $332 million and $312 million of non-consolidated assets and liabilities, respectively, associated with Singer special-purpose vehicles. Our investment in these special-purpose vehicles was $20 million at March 31, 2006. At December 31, 2005 we had $349 million and $328 million of non-consolidated assets and liabilities, respectively, associated with Singer special-purpose vehicles. Our investment in these special purpose vehicles at December 31, 2005 was $21 million.

Off-Balance-Sheet and Related Party Transactions

We guarantee the payment of up to $25.0 million of a revolving credit facility issued to Sherman. On December 22, 2005, the facility was extended until December 21, 2006. There are no amounts outstanding under this facility at March 31, 2006.

We have committed to invest $10 million in a fund sponsored and managed by C-BASS. The fund invests in real estate related securities and had total assets of $274.5 million at March 31, 2006. C-BASS is also a co-investor in the fund. We had $5.2 million invested in the fund at March 31, 2006.

Investments

We are required to group assets in our investment portfolio into three categories: held to maturity, available for sale or trading securities. Fixed-maturity securities for which we have the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. Investments classified as available for sale are reported at fair value, with unrealized gains and losses (net of tax) reported as a separate component of stockholders’ equity as accumulated other comprehensive income. Investments classified as trading securities are reported at fair value, with unrealized gains and losses (net of tax) reported as a separate component of income. During the first quarter of 2006, we elected to classify certain new security purchases as trading securities. Similar securities were classified as available for sale for periods prior to the first quarter 2006. For securities classified as either available for sale or held to maturity, we conduct a quarterly evaluation of declines in market value of the investment portfolio asset basis to determine whether the decline is other-than-temporary. This evaluation includes a review of (1) the length of time and extent to which fair value is below amortized cost; (2) issuer financial condition; and (3) our intent and ability to retain our investment over a period of time to allow recovery in fair value. We use a 20% decline in price over four continuous quarters as a guide in identifying those securities that should be evaluated for impairment. For securities that have experienced rapid price declines or unrealized losses of less than 20% over periods in excess of four consecutive quarters, classification as other-than-temporary is considered. Factors influencing this consideration include an analysis of the security issuer’s financial performance, financial condition and general economic conditions.

If the decline in fair value is judged to be other-than-temporary, the cost basis of the individual security is written down to fair value through earnings as a realized loss and the fair value becomes the new basis. At March 31, 2006 and 2005, there were no investments held in the portfolio that met these criteria. Realized gains and losses are determined on a specific identification method and are included in income. Other invested assets consist of residential mortgage-backed securities and forward foreign currency contracts and are carried at fair value.

On November 3, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its

Application to Certain Investments”. This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. This FSP nullifies certain requirements of EITF Issue 03-1 and supersedes EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment Upon the Planned Sale of a Security Whose Cost Exceeds Fair Value”. The guidance in this FSP also amends FASB No. 115. We adopted this FSP in the beginning of 2006. Accordingly, we are now required to assess our investments for impairment in each reporting period and to use existing guidance, prior to the issuance of EITF Issue 03-1, in assessing whether an impairment is other than temporary. The impact from the adoption of this guidance was not material.

The following table shows the gross unrealized losses and fair value of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2006.

	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government securities	$74,201	$1,522	$2,971	$70	$77,172	$1,592
U.S. government-sponsored enterprises	27,099	689	2,523	172	29,622	861
State and municipal obligations	799,503	7,747	32,085	858	831,588	8,605
Corporate bonds and notes	56,391	1,750	8,460	206	64,851	1,956
Asset–backed securities	142,433	3,772	66,775	2,309	209,208	6,081
Private placements	20,077	821	4,927	193	25,004	1,014
Foreign governments	82,856	1,540	2,644	25	85,500	1,565
Redeemable preferred stock	52,872	2,164	7,540	366	60,412	2,530
Convertible securities	133,998	4,084	15,978	825	149,976	4,909
Equity securities	12,576	3,026	—	—	12,576	3,026

Total	$1,402,006	$27,115	$143,903	$5,024	$1,545,909	$32,139

U.S. government securities

The unrealized losses of 12 months or greater duration as of March 31, 2006 on our investments in U.S. Treasury obligations were caused by interest rate increases. During the twelve-month period ending March 31, 2006, the Federal Reserve (the “Fed”) raised the federal funds rates eight times for a total of 200 basis points. A majority of the securities remained at an unrealized loss position due to the rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at March 31, 2006.

U.S. government-sponsored enterprises

The unrealized losses of 12 months or greater duration as of March 31, 2006 on our investment in U.S. agency mortgage-backed securities were also caused by interest rate increases. The contractual cash flows of these investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of our investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at March 31, 2006.

State and municipal obligations

The unrealized losses of 12 months or greater duration as of March 31, 2006 on our investments in tax-exempt state and municipal securities were caused by interest rate increases. During the twelve-month period ending March 31, 2006, the tax-exempt municipal bond yield curve ranged from a 1.23% increase in the shortest maturity sectors to a 0.10% increase in the 15-year sector. Our securities in this maturity range experienced severe price declines. We believe that credit quality did not impact security pricing due to the relative high quality of the holdings (i.e., the majority of the securities were either insured, pre-refunded or escrowed to maturity). Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at March 31, 2006.

Corporate bonds and notes

The unrealized losses of 12 months or greater duration as of March 31, 2006 on the majority of the securities in this category were caused by market interest rate movement. A majority of the securities remained at an unrealized loss position due to these rate increases. Unrealized losses for the remaining securities in this category are attributable to changes in business operations, resulting in widened credit spreads. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at March 31, 2006.

Asset-backed securities

The unrealized losses of 12 months or greater duration as of March 31, 2006 on the securities in this category were caused by market interest rate movement. A majority of the securities remained at an unrealized loss position due to the rate increases. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider the investment in these securities to be other-than-temporarily impaired at March 31, 2006.

Private placements

The unrealized losses of 12 months or greater duration as of March 31, 2006 on the majority of the securities in this category were caused by market interest rate movement. A majority of the securities remained at an unrealized loss position due to the rate increases. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider the investment in these securities to be other-than-temporarily impaired at March 31, 2006.

Foreign governments

The unrealized losses of 12 months or greater duration as of March 31, 2006 on the majority of the securities in this category were caused by market interest rate movement and/or foreign currency exchange rate changes. We believe that credit quality did not impact security pricing due to the relative high quality of the holdings (i.e., the majority of the securities were highly-rated governments and government agencies or corporate issues with minimum ratings of single-A). Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at March 31, 2006.

Redeemable preferred securities and convertible securities

The unrealized losses of 12 months or greater duration as of March 31, 2006 on the majority of the securities in this category were caused by market interest rate movement. We believe that while interest rate changes contributed to a decline in investment value in almost all cases, credit quality, whether industry or company specific, did not have a significant or irrecoverable impact on security pricing. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider the investment in these securities to be other-than-temporarily impaired at March 31, 2006.

For all investment categories, unrealized losses of less than 12 months in duration are generally attributable to interest rate movements or changes in foreign currency exchange rates. All securities are evaluated in accordance with our impairment recognition policy covering various time and price decline scenarios. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider the investment in these securities to be other-than-temporarily impaired at March 31, 2006.

The contractual maturity of securities in an unrealized loss position at March 31, 2006 was as follows:

(In millions)	Fair Value	Amortized Cost	Unrealized Loss
2006	$26.7	$26.8	$0.1
2007 – 2010	194.5	197.4	2.9
2011 – 2015	198.4	202.0	3.6
2016 and later	844.1	858.0	13.9
Asset-backed securities	209.2	215.3	6.1
Redeemable preferred stock	60.4	62.9	2.5
Equity securities	12.6	15.6	3.0

Total	$1,545.9	$1,578.0	$32.1

Liquidity and Capital Resources

We act primarily as a holding company for our insurance subsidiaries and do not have any significant operations of our own. Dividends from our subsidiaries and permitted payments to us under our tax- and expense-sharing arrangements with our subsidiaries, along with income from our investment portfolio and dividends from our affiliates (C-BASS and Sherman), are our principal sources of cash to pay stockholder dividends and to meet our obligations. These obligations include our operating expenses, taxes and interest and principal payments on debt. The payment of dividends and other distributions to us by our insurance subsidiaries are regulated by insurance laws and regulations. In general, dividends in excess of prescribed limits are deemed “extraordinary” and require insurance regulatory approval. In addition, although we have expense-sharing arrangements in place with our principal operating subsidiaries that require those subsidiaries to pay their share of holding company-level expenses, including interest expense on long-term debt, these expense-sharing arrangements are subject to termination at any time by the applicable state insurance departments. In addition, our insurance subsidiaries’ ability to pay dividends to us, and our ability to pay dividends to our stockholders, is subject to various conditions imposed by the rating agencies for us to maintain our ratings. If the cash we receive from our subsidiaries pursuant to expense- and tax-sharing arrangements is insufficient for us to fund our obligations, we may be required to seek addition capital by incurring additional debt, by issuing additional equity or by selling assets, which we may be unable to do on favorable terms, if at all. The need to raise additional capital or the failure to make timely payments on our obligations could have a material adverse effect on our business, financial condition and operating results.

For the quarter ended March 31, 2006, we received $5.0 million of dividends from our operating subsidiaries. Our insurance subsidiaries may be limited in the amount that they may pay in dividends to us during the next 12 months without first obtaining insurance department approval. We expect to receive only modest dividends from our operating subsidiaries during 2006 and do not currently expect to seek any special dividends.

C-BASS paid $7.3 million and $8.5 million of dividends to one of our insurance subsidiaries during the quarter ended March 31, 2006 and 2005, respectively. Sherman paid $60.5 million and $51.9 million of dividends to one of our other insurance subsidiaries during the first quarter of 2006 and 2005, respectively. The distribution of these amounts to us is subject to regulatory limitations, as discussed above. Amounts ultimately received by us from C-BASS and Sherman during 2006 and 2005 may be used, in part, to fund our stock repurchase programs.

Our insurance subsidiaries are permitted to allocate capital resources within certain insurance department and rating agency guidelines by making direct investments. In March 2006, Radian Guaranty contributed approximately $500 million in capital to Radian Insurance to support the additional risk that has been, and is expected to be, written in that entity, mostly through non-traditional products by our Capital Markets and International Mortgage business channels. In February 2006, upon receiving approval for Radian Europe Ltd. (a subsidiary of Radian Insurance), Radian Insurance contributed $53 million in capital to Radian Europe Ltd. to fund its operations.

Short-Term Liquidity Needs

Our liquidity needs over the next 12 months include funds for the payment of dividends on our common stock, debt service payments on our outstanding long-term debt, claim payments on our insured obligations and operating expenses. We expect to fund these requirements with amounts received under our expense-sharing arrangements or as dividends from our insurance operating subsidiaries, including dividends from our affiliates, and from working capital.

Based on our current intention to pay quarterly common stock dividends of approximately $0.02 per share and assuming that our common stock outstanding remains constant at 82,440,466 shares at March 31, 2006, we would require approximately $4.9 million to pay our quarterly dividends for the remainder of 2006. We will also require approximately $46.9 million annually to pay the debt service on our outstanding long-term debt. We expect to fund dividend and debt service payments with amounts received under our expense-sharing arrangements and dividends from our insurance operating subsidiaries (including dividends from our affiliates), all of which we expect to be sufficient to make such payments for at least the next 12 months.

Our sources of working capital consist primarily of premiums written by our insurance operating subsidiaries and investment income at both the parent company and operating subsidiary levels. Working capital is applied primarily to the payment of our insurance operating subsidiaries’ claims, operating expenses and to fund our stock repurchase programs. Cash flows from operating activities for the quarter ended March 31, 2006 were $127.3 million, compared to $111.4 million for the quarter March 31, 2005. In the first quarter of 2005, we paid $37.6 million as a result of the 2005 recapture. In the first quarter of 2006, we paid $68.0 million in consideration for the termination of a derivative financial guaranty contract. See “Results of Operations—Financial Guaranty—Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005—Provision for Losses.” Positive cash flows are invested pending future payments of claims and other expenses.

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

At March 31, 2006, we had plans to continue investing in significant information technology and infrastructure upgrades over the next two years at an estimated total cost of $20 million to $30 million, which are intended to benefit all of our business segments. In addition, we are making significant investments in upgrading our business continuity plan. We are using cash flows from operations to fund these expenditures.

Long-Term Liquidity Needs

Our most significant need for liquidity beyond the next twelve months is the repayment of the principal amount of our outstanding long-term debt. We expect to meet our long-term liquidity needs using excess working capital, sales of investments, borrowings under our credit facility or through the private or public issuance of debt or equity securities.

In February 2005, the SEC declared effective our $800 million universal shelf registration statement. On June 7, 2005, we issued under the shelf registration statement $250 million of unsecured senior notes at a price of 99.822% of their principal amount. These notes bear interest at the rate of 5.375% per annum, payable semi-annually on June 15 and December 15, beginning on December 15, 2005. The notes mature on June 15, 2015. We have the option to redeem some or all of the notes at any time with not less than 30 days’ notice at a redemption price equal to the greater of the principal amount of the notes or the sum of the present values of the remaining scheduled payments of principal and interest on the notes to be redeemed. We used a portion of the proceeds from the sale of the notes to redeem at par, on August 1, 2005, all $219.3 million in aggregate principal amount outstanding of our 2.25% Senior Convertible Debentures due 2022. We used the balance of the proceeds for general corporate purposes. We may use the shelf registration statement to offer and sell additional debt securities and various other types of securities to the public. However, we may be unable to issue additional securities under the shelf registration statement or otherwise on favorable terms, if at all.

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

On December 16, 2004, we replaced a $250 million unsecured revolving credit facility that expired in December 2004 with a $400 million unsecured facility, comprised of a $100 million 364-day facility and a $300 million five-year facility. On December 15, 2005, we amended the facility to extend the expiration date of the 364-day facility from December 15, 2005 to December 14, 2006. The five-year facility expires on December 16, 2009. There were no drawdowns on the expired facility, and we have not drawn down any amounts under the new facility through March 31, 2006. Our ability to borrow under the new facility is subject to compliance with all applicable covenants. The new facility bears interest on any amounts drawn down at a rate dependent on our credit rating at the time of such borrowing. This rate will be calculated according to, at our option, a base rate or a Eurocurrency rate, plus an applicable margin and utilization fee. If necessary, we intend to use this facility for working capital and general corporate purposes.

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

Reconciliation of Net Income to Cash Flows from Operations

The following table reconciles net income to cash flows from operations for the three months ended March 31, 2006 and 2005 (in thousands):

	March 31 2006	March 31 2005
Net income	$163,698	$115,612
Decrease in reserves	(9,766)	(2,542)
Deferred tax provision	54,060	11,456
Cash paid for clawback (1)	—	(37,645)
Increase (decrease) in unearned premiums	25,338	(33,529)
(Increase) decrease in deferred policy acquisition costs	(1,139)	11,674
Early termination payments (1)	(68,000)	—
Equity in earnings of affiliates	(58,340)	(51,296)
Distributions from affiliates (1)	67,862	60,375
Gains on sales and change in fair value of derivatives	(22,855)	(2,566)
Increase in prepaid federal income taxes (1)	(54,190)	(20,900)
Other	30,653	60,714

Cash flows from operations	$127,321	$111,353

(1)	Cash item.

Cash flows from operations for the three months ended March 31, 2006 have increased from the comparable period of 2005. Cash flows from operations increased as a result of an increase in upfront premiums received and lower deferred policy acquisition costs. Cash flows for 2006 were reduced by the $68.0 million payment to terminate a derivative financial guaranty contract. See “Results of Operations—Financial Guaranty—Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005—Provision for Losses.” Cash flows for 2005 were reduced by $37.6 million related to the 2005 recapture. We do not expect that net income will greatly exceed cash flows from operations in future periods.

Stock Repurchase Programs

Since September 2002, our board of directors has authorized five separate repurchase programs for the repurchase, in the aggregate, of up to 19.5 million shares of our common stock on the open market. At March 31, 2004, we had repurchased all 2.5 million shares under the initial program (announced September 24, 2002) at a cost of approximately $87.0 million. At March 31, 2005, we had repurchased an additional 5.0 million shares under the second program (announced May 11, 2004 and extended September 8, 2004) at a cost of approximately $235.9 million, and at June 30, 2005, we had repurchased all 5.0 million shares under the third program (announced February 15, 2005) at a cost of approximately $240.0 million. At December 31, 2005, we had repurchased all 3.0 million shares authorized under the fourth repurchase program (announced August 9, 2005) at a cost of approximately $160.0 million. All share repurchases made under these programs were funded from available working capital, and were made from time to time, depending on market conditions, share price and other factors.

On February 8, 2006, we announced that our board of directors had authorized a fifth repurchase program of up to 4.0 million shares of our common stock on the open market. At March 31, 2006, we had repurchased 1.0 million of the 4.0 million shares authorized under this program at a cost of approximately $60.2 million. Stock purchases under this program are funded from available working capital and are made from time to time, depending on market conditions, stock price and other factors. The board did not set an expiration date for this program.

We also may purchase shares on the open market to meet option exercise obligations and to fund 401(k) matches and purchases under our Employee Stock Purchase Plan and may consider additional stock repurchase programs in the future.

Stockholders’ Equity

Stockholders’ equity was $3.8 billion at March 31, 2006 and $3.7 billion at December 31, 2005. The approximate $108 million increase in stockholders’ equity resulted from net income of $163.7 million and proceeds from the issuance of common stock under incentive plans of $20.1 million, partially offset by a decrease in the market value of securities available for sale of $16.3 million, net of tax and dividends paid of $1.7 million, and our repurchase of 1.0 million shares of our common stock for approximately $60.2 million.

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

In the mortgage insurance business, reserves for losses generally are not established until we are notified that a borrower has missed two payments. We also establish reserves for associated loss adjustment expenses (“LAE”), consisting of the estimated cost of the claims administration process, including legal and other fees and expenses associated with administering the claims process. SFAS No. 60, “Accounting and Reporting by Insurance Enterprises,” specifically excludes mortgage guaranty insurance from its guidance relating to the reserve for losses. We maintain an extensive database of claim payment history and use models, based on a variety of loan characteristics, including the status of the loan as reported by its servicer, and macroeconomic factors such as regional economic conditions that involve significant variability over time, as well as more static factors such as the estimated foreclosure period in the area where the default exists, to help determine the appropriate loss reserve at any point in time. With respect to delinquent loans that are in an early stage of delinquency, considerable judgment is exercised as to the adequacy of reserve levels. Adjustments in estimates for delinquent loans in the early stage of delinquency are more volatile in nature than for loans that are in the later stage of delinquency. As the delinquency proceeds toward foreclosure, there is more certainty around these estimates as a result of the aged status of the delinquent loan and adjustments are made to loss reserves to reflect this updated information. If a default cures, the reserve for that loan is removed from the reserve for losses and LAE. This curing process causes an appearance of a reduction in reserves from prior years if the reduction in reserves from cures is greater than the additional reserves for those loans that are nearing foreclosure or have become claims. We also reserve for defaults that we believe to have occurred but that have not been reported, using historical information on defaults not reported on a timely basis by lending institutions. All estimates are continually reviewed and adjustments are made as they become necessary. We generally do not establish reserves for loans that are in default if we believe that we will not be liable for the payment of a claim with respect to that default. For example, for those defaults in which we are in a second-loss position, we calculate what the reserve would have been if there had been no deductible. If the existing deductible is greater than the reserve amount for any given default, we do not establish a reserve for the default. Consistent with GAAP and industry accounting practices, we generally do not establish loss reserves for expected future claims on insured mortgages that are not in default or believed to be in default.

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

At March 31, 2006, we made a judgment to reserve at a level slightly above the midpoint, given the uncertainty around the ultimate performance of our non-prime products, the potential overpricing in certain housing markets and the uncertainty around hurricane-related defaults.

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

-

At March 31, 2006, we had case reserves and LAE on financial guaranty policies of $60.7 million. Of this amount, $45.4 million was attributable to a single manufactured housing transaction originated and serviced by Conseco Finance Corp. We have a high degree of certainty that we will suffer losses with respect to this insured obligation equal to the amount reserved, which equals the total amount of the remaining insured obligation. The case and LAE reserves also include $7.5 million attributable to 32 reinsured obligations on which our total par outstanding is $30.5 million. These reserves are established based on amounts conveyed to us by the ceding companies and confirmed by us. We do not have any reasonable expectation that the ultimate losses will deviate materially from the amount reserved. The remaining $7.8 million of case and LAE reserves is attributable to three insured obligations for which we have case and LAE reserves established, partially offset by salvage recoveries on two other insured obligations.

-	At March 31, 2006, two credits were included in our allocated non-specific reserves of $20.8 million. We expect that we will suffer losses with respect to these insured obligations equal to the amount reserved of $20.8 million. These credits have a total par amount of $43.7 million.

•	Our unallocated non-specific reserves are established over time by applying expected default factors to the premiums earned during each reporting period. The expected lifetime losses for each credit are determined by multiplying the expected frequency of losses on that credit by the expected severity of losses on that credit and multiplying this number, the loss factor, by that credit’s outstanding par amount. The expected frequency and severity of losses for each credit is generated from three sources–two that are published by major rating agencies and one that is generated by a proprietary internal model–based on the product class, published rating and term to maturity for each credit. We set the expected lifetime losses for each credit at the approximate midpoint of the range between the highest and lowest expected lifetime loss factors generated by the rating agency and internally generated models. The default rates published by rating agencies tend to be very low because we mostly insure investment-grade obligations that, historically, have a very low probability of default. Although the default rate is low, the amount of losses upon default can be very high because we tend to insure large financial obligations. Because of the low incidence of losses on financial guaranty obligations, it is also very difficult to estimate the timing of losses on our insured obligations for which we have not yet established a case reserve or allocated non-specific reserve. The default factors for the quarter ended March 31, 2006 and ended December 31, 2005, approximated 10% of earned premiums on public finance credits and 20% of earned premiums on structured finance credits in each of those quarters.

•	Our unallocated non-specific loss reserve at March 31, 2006 was $58.7 million. The range between the unallocated non-specific reserves that would have resulted from applying the highest and lowest default factors generated by any of the three models was approximately $12 million to $90 million, which we believe provides a reasonably likely range of expected losses. None of the product types that we insure accounted for a materially disproportionate share of the variability within that range.

-

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

Derivative Instruments and Hedging Activity

We account for derivatives under SFAS No. 133, as amended and interpreted. Some of the fixed-maturity securities included in our investment portfolio and certain of our financial guaranty contracts are considered “derivatives.” Under SFAS No. 133, the convertible debt and redeemable preferred securities included in our investment portfolio must be characterized as hybrid securities because they generally combine both debt and equity characteristics. The hybrid classification requires that the convertible security valuation be separated into a fixed-income component and an equity derivative component. Valuation changes on the fixed-income component are recorded as other comprehensive income on our condensed consolidated balance sheets while valuation changes on the equity derivative component are recorded as net gains and losses on our condensed consolidated statements of income. We believe that the market valuation of each hybrid convertible security is appropriately allocated to its fixed-income and equity derivative components.

In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), an amendment of FASB Statements No. 133 and 140. SFAS No. 155 (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of FASB Statement No. 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (v) amends FASB Statement No. 140 to eliminate the exemption from applying the requirements of FASB Statement No. 133 on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006 (the fiscal year beginning January 1, 2007 for us). Management is considering the impact, if any, that may result from the adoption of SFAS No. 155.

The gains and losses on direct derivative financial guaranty contracts are derived from internally generated models. The gains and losses on assumed derivative financial guaranty contracts are provided by the primary insurance companies. With respect to our direct derivative financial guaranty contracts, estimated fair value amounts are determined by us using market information to the extent available, and appropriate valuation methodologies. For collateralized debt obligations (“CDOs”), credit spreads on individual names in our collateral pool are used to determine an equivalent risk tranche on an industry standard credit default swap index. We then estimate the price of our equivalent risk tranche based on observable market prices of standard risk tranches on the industry standard credit default swap index. When credit spreads on individual names are not available, the average credit spread on the credit rating of the name is used. For certain structured transactions, dealer quotes on similar structured transactions are used. Significant differences may exist with respect to the available market information and assumptions used to determine gains and losses on derivative financial guaranty contracts. Considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates are not necessarily indicative of amounts we could realize in a current market exchange due to the lack of a liquid market. The use of different market assumptions and/or estimation methodologies may have a significant effect on the estimated fair value amounts.

In the fourth quarter of 2005, we refined our mark-to-market model to use actual credit spreads by individual name, when available as discussed above, as compared to our previous version of the model, which used average spreads for similarly rated names. While application of the new model resulted in immaterial changes for most of our derivative transactions, one synthetic CDO showed a large difference due to greater spread volatility in the underlying high-yield corporate names included in this transaction. On March 2, 2006, Radian Asset Assurance paid $68.0 million to its counterparty in consideration for the termination of this transaction. See “Results of Operations—Financial Guaranty—Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005—Provision for Losses.”

A summary of our derivative information, as of and for the periods indicated, is as follows:

Balance Sheets (In millions)	March 31 2006	December 31 2005	March 31 2005
Trading Securities
Cost	$79.8	$68.1	$72.3
Fair value	115.8	89.4	95.1

Derivative financial guaranty contracts
Notional value	$36,509.0	$30,208.0	$12,593.0
Gross unrealized gains	$118.3	$98.3	$66.7
Gross unrealized losses	22.7	72.1	55.4

Net unrealized gains	$95.6	$26.2	$11.3

The components of the change in fair value of derivative instruments are as follows:

	Three Months Ended March 31
Statements of Income (In millions)	2006	2005
Trading Securities	$14.8	$1.8
Gain on termination of Treasury rate lock	—	1.0
Derivative financial guaranty contracts	2.8	(11.8)

Net gains (losses)	$17.6	$(9.0)

The following table presents information at March 31, 2006 and December 31, 2005 related to net unrealized gains on derivative financial guaranty contracts (included in other assets or accounts payable and accrued expenses on our condensed consolidated balance sheets).

	March 31 2006	December 31 2005
	(In millions)
Balance at January 1	$26.2	$25.3
Net unrealized gains recorded	2.8	8.4
Defaults
Recoveries	(1.4)	(7.6)
Payments	—	0.1
Early termination payments	68.0	—

Balance at end of period	$95.6	$26.2

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

We record premiums and origination costs related to credit default swaps and certain other financial guaranty contracts in premiums written and policy acquisition costs, respectively, on our condensed consolidated statements of income. See “Results of Operations—Financial Guaranty.” Our classification of these contracts is the same whether we are a direct insurer or we assume these contracts.

In accordance with our risk management policies, we enter into derivatives to hedge the interest rate risk related to our long-term debt. As of March 31, 2006, we were a party to two interest rate swap contracts relating to our 5.625% unsecured senior notes due 2013. These interest rate swaps are designed as fair value hedges that hedge the change in fair value of our long-term debt arising from interest rate movements. During 2006 and 2005, the fair value hedges were 100% effective. Therefore, the change in the fair value of the derivative instruments in our condensed consolidated statements of income was offset by the change in the fair value of the hedged debt. These interest-rate swap contracts mature in February 2013.

Terms of the interest rate swap contracts at March 31, 2006 were as follows (dollars in thousands):

Notional amount	$250,000
Rate received—Fixed	5.625%
Rate paid—Floating (a)	6.174%
Maturity date	February 15, 2013
Unrealized loss	$9,125

(a)	The March 31, 2006 six-month LIBOR forward rate at the next swap payment date plus 87.4 basis points.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 that requires compensation costs related to share-based payment transactions to be recognized in an issuer’s financial statements. The compensation costs, with limited exceptions, will be measured based on the grant-date fair value of the equity or liability instrument issued. In October 2005, the FASB issued Staff Position No. FAS 123(R)-2 “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R),” to provide guidance on the application of the term “grant date” in SFAS No. 123R. In accordance with this Staff Position, which is to be applied upon our initial adoption of SFAS No. 123R, the grant date of an award shall be the date the award is approved by our board of directors if, at such time, (i) the recipient of the award does not have the ability to negotiate the key terms and conditions of the award and (ii) the key terms of the award are expected to be communicated to the recipients within a relatively short time period after the date of approval.

Under SFAS No. 123R, liability awards are required to be re-measured each reporting period. Compensation cost is recognized over the periods that an employee provides service in exchange for the award. SFAS No. 123R replaces SFAS No. 123 and supersedes Accounting Principles Board (“APB 25”). This statement became effective for us in the first quarter of 2006 and applies to all awards granted after January 1, 2006. We used the modified prospective method in implementing SFAS No. 123R. We intend to continue using the Black-Scholes model in determining the fair value of stock-based compensation issued to employees and directors.

In July 2005, the FASB issued an exposure draft on a proposed interpretation of SFAS No. 109, “Accounting for Income Taxes.” This exposure draft is designed to end the diverse accounting methods used for accounting for uncertain tax positions. The proposed model is a benefit recognition model and stipulates that a benefit from a tax position should only be recorded when it is “probable” of being sustained on audit–based solely on the technical merits of the position. The benefit should be recorded at management’s best estimate. The FASB has communicated its intention to delay the effective date of the proposed change until 2007 and to change the current measurement standard from “probable” to “more likely than not.” Any changes to net assets as a result of applying the proposed interpretation would be recorded as a cumulative effect of a change in accounting principle. This exposure draft, if adopted in its currently proposed form, is likely to have a significant negative non-cash impact on our reported earnings per share at the time of adoption. In addition, this proposal, if adopted, could cause greater volatility in reported earnings both positively and negatively as uncertain tax positions are identified, reevaluated, or expire. Based on our current review of the exposure draft and FASB’s recent communication of its intent to revise the proposed standard of measure, we do not believe this impact will materially affect our book value at the time of adoption.

In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), an amendment of FASB Statements No. 133 and 140. SFAS No. 155 (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of FASB Statement No. 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (v) amends FASB Statement No. 140 to eliminate the exemption from applying the requirements of FASB Statement No. 133 on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006 (the fiscal year beginning January 1, 2007 for us). Management is considering the impact, if any, that may result from the adoption of SFAS No. 155.

In March 2006, the FASB issued FASB Staff Position (“FSP”) No. FTB 85-4-1 “Accounting for Life Settlement Contracts by Third-Party Investors,” which provides initial and subsequent measurement guidance and financial statement presentation and disclosure guidance for investments by third-party investors in life settlement contracts. This FSP also amends certain provisions of FASB Technical Bulletin No. 85-4, “Accounting for Purchases of Life Insurance,” and SFAS No. 133. Management has not yet determined the impact, if any, that will result from the adoption of this FSP.

In April 2006, the FASB issued FSP No. FIN 46(R)-6 “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R),” which addresses how a reporting enterprise should determine the variability to be considered in applying FASB Interpretation No. 46 (R) (“FIN 46R”). The variability that is considered in applying FIN 46R affects the determination of (i) whether the entity is a variable interest entity, (ii) which interests are variable interests in the entity, and (iii) which party, if any, is the primary beneficiary of the variable interest entity. That variability will affect any calculation of expected losses and expected residual returns, if such a calculation is necessary. Management has not yet determined the impact, if any, that will result from the adoption of this FSP.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk represents the potential for loss due to adverse changes in the value of financial instruments as a result of changes in market conditions. Examples of market risk include changes in interest rates, foreign currency exchange rates, credit spreads and equity prices. We perform, on an annual basis, a sensitivity analysis to determine the effects of market risk exposures on our financial instruments, including in particular, investment securities and certain financial guaranty insurance contracts. This analysis is performed by expressing the potential loss in future earnings, fair values or cash flows of market risk sensitive instruments resulting from one or more selected hypothetical changes in interest rates, foreign currency exchange rates, credit spreads and equity prices. Our sensitivity analysis is sometimes referred to as a parallel shift in yield curve with all other factors remaining constant. In addition, on a quarterly basis, we review changes in interest rates, foreign currency exchange rates, credit spreads and equity prices to determine whether there has been a material change in our market risk since that presented in connection with our annual sensitivity analysis. For the three months ended March 31, 2006, there were no material changes in our market risk.

Interest Rate Risk

The primary market risk in our investment portfolio is interest rate risk, namely the fair value sensitivity of a fixed-income security to changes in interest rates. We manage our investment portfolio to minimize exposure to interest rates through active portfolio management and intensive monitoring of investments to ensure a proper mix of the types of securities held and to stagger the maturities of fixed-income securities. We estimate the changes in fair value of our fixed-income securities by projecting an instantaneous increase and decrease in interest rates. The carrying value of our total investment portfolio as of March 31, 2006 and December 31, 2005, was $5.6 billion and $5.5 billion, respectively, of which 85.1% and 86.0%, respectively, was invested in fixed maturities. Our analysts estimate the payout pattern of the mortgage insurance loss reserves to determine their duration, which is measured by the weighted average payments expressed in years. At March 31 2006, the average duration of the fixed-income portfolio was 5.9 years.

In April 2004, we entered into interest-rate swaps that, in effect, converted a portion of our fixed-rate long-term debt to a variable rate based on a spread over the six-month LIBOR for the remaining term of the debt. See Note 2 to our condensed consolidated financial statements.

The market value and cost of our long-term debt at March 31, 2006 were $756.6 million and $747.5 million, respectively.

Foreign Exchange Rate Risk

One means of assessing exposure to changes in foreign currency exchange rates on market sensitive instruments is to model effects on reported earnings using a sensitivity analysis. We analyze our currency exposure annually by identifying our investment portfolio denominated in currencies other than the U.S. dollar. There have been no material changes in our foreign exchange rate risk during the three months ended March 31, 2006.

Equity Market Price

Exposure to changes in equity market prices can be estimated by assessing the potential changes in market values on our equity investments resulting from a hypothetical broad-based decline in equity market prices of 10%. At March 31, 2006, the market value and cost of our equity securities were $292.3 million and $226.1 million, respectively. There have been no material changes in our equity market price risk during the three months ended March 31, 2006.

Credit Derivative Risk

We enter into credit default swaps, which include certain derivative financial guaranty contracts written through our mortgage insurance and financial guaranty businesses. Gains and losses on our credit default swaps are derived from market pricing when available; otherwise, we use internally generated pricing models. Both methods take into account credit and market spreads and are recorded on our condensed consolidated financial statements. See “Critical Accounting Policies—Derivative Instruments and Hedging Activity” for a discussion of how we account for derivatives under SFAS No. 133.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in ensuring that the information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported on a timely basis, and that this information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

There have been no material developments in legal proceedings involving us or our subsidiaries since those reported in our Annual Report on Form 10-K for the year ended December 31, 2005.

We are involved in litigation that has arisen in the normal course of our business. We are contesting the allegations in each such pending action and believe, based on current knowledge and after consultation with counsel, that the outcome of such litigation will not have a material adverse effect on our consolidated financial position and results of operations.

Item 1A.	Risk Factors.

There have been no material changes in the risks affecting us or our subsidiaries since those previously reported in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c) The following table provides information about repurchases by us (and our affiliated purchasers) during the quarter ended March 31, 2006 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
1/01/2006 to 1/31/2006	—	—	—	—
2/01/2006 to 2/28/2006	—	—	—	4,000,000
3/01/2006 to 3/31/2006	1,000,000	$60.24	1,000,000	3,000,000

Total	1,000,000	$60.24	1,000,000

(1)	On February 8, 2006, we announced that our board of directors had authorized the repurchase of up to 4.0 million shares of our common stock on the open market under a new repurchase plan. Share purchases under this program are funded from available working capital and are made from time to time depending on the market conditions, stock price and other factors. The board did not set an expiration date for this plan.
(2)	Amounts shown in this column reflect the number of shares remaining under the 4.0 million share stock repurchase program referenced in Note 1 above.

Item 6.	Exhibits.

Exhibit No.	Exhibit Name
+10.1	Form of Performance Share Award Agreement for performance periods beginning on or after January 1, 2006 (1)

+10.2	Certain Compensation Arrangements with Directors for 2006 (2)

+10.3	Change of Control Agreement between Radian Asset Assurance Inc. and Stephen Cooke, dated February 7, 2006 (3)

*11	Statement re: Computation of Per Share Earnings

*31	Rule 13a – 14(a) Certifications

*32	Section 1350 Certifications

*	Filed herewith.
+	Management contract, compensatory plan or arrangement.
(1)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated February 7, 2006 and filed on February 13, 2006.
(2)	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated February 7, 2006 and filed on February 13, 2006.
(3)	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated February 7, 2006 and filed on February 13, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Radian Group Inc.

Date: May 5, 2006	/s/ C. ROBERT QUINT
C. Robert Quint
Executive Vice President and Chief Financial Officer

/s/ JOHN J. CALAMARI
John J. Calamari
Senior Vice President and Corporate Controller

EXHIBIT INDEX

Exhibit No.	Exhibit Name
+10.1	Form of Performance Share Award Agreement for performance periods beginning on or after January 1, 2006 (1)

+10.2	Certain Compensation Arrangements with Directors for 2006 (2)

+10.3	Change of Control Agreement between Radian Asset Assurance Inc. and Stephen Cooke, dated February 7, 2006 (3)

*11	Statement re: Computation of Per Share Earnings

*31	Rule 13a – 14(a) Certifications

*32	Section 1350 Certifications

*	Filed herewith.
+	Management contract, compensatory plan or arrangement.
(1)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated February 7, 2006 and filed on February 13, 2006.
(2)	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated February 7, 2006 and filed on February 13, 2006.
(3)	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated February 7, 2006 and filed on February 13, 2006.