Form 10-Q
period 2006-06-30
RADIAN GROUP INC
filed 2006-08-04
CIK 890926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 81,698,472 shares of common stock, $0.001 par value per share, outstanding on July 28, 2006.

Radian Group Inc.

Forward Looking Statements—Safe Harbor Provisions

All statements in this report that address events, developments or results that we expect or anticipate may occur in the future are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the U.S. Private Securities Litigation Reform Act of 1995. In most cases, forward-looking statements may be identified by words such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “goal,” “contemplate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue” or the negative or other variations on these words and other similar expressions. These statements are made on the basis of management’s current views and assumptions with respect to future events. The forward-looking statements, as well as our prospects as a whole, are subject to risks and uncertainties, including the following:

•	changes in general financial and political conditions, such as extended national or regional economic recessions, changes in housing values, population trends and changes in household formation patterns, changes in unemployment rates, changes or volatility in interest rates, changes in the way investors perceive the strength of private mortgage insurers or financial guaranty providers, investor concern over the credit quality of municipalities, corporations and specific risks faced by the particular businesses, municipalities or pools of assets covered by our insurance;

•	economic changes or catastrophic events in geographic regions where our mortgage insurance or financial guaranty insurance in force is more concentrated;

•	the loss of a customer for whom we write a significant amount of our mortgage insurance or financial guaranty insurance;

•	increased severity or frequency of losses associated with certain of our products that are riskier than traditional mortgage insurance or financial guaranty insurance policies;

•	changes in persistency rates of our mortgage insurance policies caused by changes in refinancing activity, the amount of structured vs. flow business that we write, appreciating or depreciating home values and changes in the mortgage insurance cancellation requirements of mortgage lenders and investors;

•	downgrades of, or other ratings actions with respect to, our credit ratings or the insurance financial strength ratings assigned by the major rating agencies to any of our rated operating subsidiaries at any time, which actions have occurred in the past;

•	heightened competition for our mortgage insurance business from others such as the Federal Housing Administration and the Veterans Administration or other private mortgage insurers, from alternative products such as “80-10-10” loans or other forms of simultaneous second loan structures used by mortgage lenders, and from investors using forms of credit enhancement other than mortgage insurance as a partial or complete substitution for private mortgage insurance;

•	changes in the charters or business practices of Fannie Mae and Freddie Mac, the largest purchasers of mortgage loans that we insure;

•	heightened competition for financial guaranty business from other financial guaranty insurers, from other forms of credit enhancement such as letters of credit, guaranties and credit default swaps provided by foreign and domestic banks and other financial institutions and from alternative structures that permit insurers to securitize assets more cost-effectively without the need for other credit enhancement of the types we offer;

•	the application of existing federal or state consumer, lending, insurance and other applicable laws and regulations, or unfavorable changes in these laws and regulations or the way they are interpreted;

•

the possibility that we may fail to estimate accurately the likelihood, magnitude and timing of losses in connection with establishing loss reserves for our mortgage insurance or financial guaranty businesses or to estimate accurately the fair value amounts of derivative financial guaranty contracts in determining

i

gains and losses on these contracts (See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies”);

•	increases in claim frequency as our mortgage insurance policies age; and

•	vulnerability to the performance of our strategic investments.

For more information regarding these risks and uncertainties as well as certain additional risks that we face, you should refer to the risks detailed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005 and the material changes to these risks discussed in Part II, Item 1A of this report. We caution you not to place undue reliance on these forward-looking statements, which are current only as of the date on which we filed this report. We do not intend to, and we disclaim any duty or obligation to, update or revise any forward-looking statements made in this report to reflect new information or future events or for any other reason.

ii

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Radian Group Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per-share amounts)	June 30 2006	December 31 2005
Assets
Investments
Fixed maturities held to maturity—at amortized cost (fair value $111,032 and $130,227)	$108,299	$125,935
Fixed maturities available for sale—at fair value (amortized cost $4,735,092 and $4,493,789)	4,774,422	4,608,460
Trading securities—at fair value (cost $76,331 and $68,078)	105,691	89,440
Equity securities—at fair value (cost $223,055 and $258,768)	279,131	325,117
Short-term investments	266,369	361,937
Other invested assets	2,531	2,825

Total investments	5,536,443	5,513,714
Cash	61,725	7,847
Investment in affiliates	492,175	446,151
Deferred policy acquisition costs	215,803	208,325
Prepaid federal income taxes	709,304	585,514
Provisional losses recoverable	12,110	25,388
Accrued investment income	62,705	60,124
Accounts and notes receivable (less allowance of $1,494 and $1,279)	66,142	59,136
Property and equipment, at cost (less accumulated depreciation of $74,214 and $61,285)	46,981	52,062
Other assets	303,959	272,349

Total assets	$7,507,347	$7,230,610

Liabilities and Stockholders’ Equity
Unearned premiums	$913,879	$849,360
Reserve for losses and loss adjustment expenses	789,701	801,002
Long-term debt	747,615	747,466
Deferred federal income taxes	1,020,720	961,993
Accounts payable and accrued expenses	205,264	207,909

Total liabilities	3,677,179	3,567,730

Commitments and Contingencies (Note 13)
Stockholders’ equity
Common stock: par value $.001 per share; 200,000,000 shares authorized; 97,473,548 and 97,373,169 shares issued at June 30, 2006 and December 31, 2005, respectively; 81,583,869 and 83,032,456 shares outstanding at June 30, 2006 and December 31, 2005, respectively	97	97
Treasury stock: 15,889,679 and 14,340,713 shares in 2006 and 2005, respectively	(795,117)	(688,048)
Additional paid-in capital	1,333,815	1,318,910
Deferred compensation	—	(1,843)
Retained earnings	3,222,189	2,913,649
Accumulated other comprehensive income	69,184	120,115

Total stockholders’ equity	3,830,168	3,662,880

Total liabilities and stockholders’ equity	$7,507,347	$7,230,610

See notes to unaudited condensed consolidated financial statements.

Radian Group Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
(In thousands, except per-share amounts)	2006	2005	2006	2005
Revenues:
Premiums written:
Direct	$299,462	$289,698	$582,241	$545,083
Assumed	35,830	32,208	60,105	16,198
Ceded	(36,417)	(22,688)	(63,866)	(47,223)

Net premiums written	298,875	299,218	578,480	514,058
Increase in unearned premiums	(39,789)	(55,240)	(65,697)	(23,055)

Net premiums earned	259,086	243,978	512,783	491,003
Net investment income	59,678	50,004	113,938	100,866
Net gains on securities	5,324	8,723	28,178	20,249
Change in fair value of derivative instruments	(25,287)	987	(7,657)	(7,973)
Other income	5,778	6,635	10,989	12,743

Total revenues	304,579	310,327	658,231	616,888

Expenses:
Provision for losses	84,860	83,827	163,494	193,327
Policy acquisition costs	26,820	31,072	54,184	60,428
Other operating expenses	58,099	52,418	118,376	104,088
Interest expense	12,538	9,978	24,378	18,936

Total expenses	182,317	177,295	360,432	376,779

Equity in net income of affiliates	72,038	63,878	130,378	115,174

Pretax income	194,300	196,910	428,177	355,283
Provision for income taxes	46,155	56,686	116,334	99,447

Net income	$148,145	$140,224	$311,843	$255,836

Basic net income per share	$1.81	$1.64	$3.79	$2.92

Diluted net income per share	$1.79	$1.56	$3.75	$2.79

Average number of common shares outstanding—basic	81,921	85,464	82,355	87,476

Average number of common and common equivalent shares outstanding—diluted	82,756	90,116	83,100	92,187

Dividends declared per share	$0.02	$0.02	$0.04	$0.04

See notes to unaudited condensed consolidated financial statements.

Radian Group Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock	Treasury Stock	Additional Paid-in Capital	Deferred Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)		Total
(In thousands)						Foreign Currency Translation Adjustment	Unrealized Holding Gains (Losses)
BALANCE, JANUARY 1, 2005	$97	$(176,242)	$1,282,433	$—	$2,397,626	$14,397	$170,744	$3,689,055
Comprehensive income:
Net income	—	—	—	—	255,836	—	—	255,836
Unrealized foreign currency translation adjustment, net of tax benefit of $4,949	—	—	—	—	—	(9,289)	—	(9,289)
Unrealized holding losses arising during period, net of tax benefit of $22,575	—	—	—	—	—	—	(2,965)
Less: Reclassification adjustment for net gains included in net income, net of tax of $5,836	—	—	—	—	—	—	(3,605)

Net unrealized loss on investments net of tax benefit of $28,411	—	—	—	—	—	—	(6,570)	(6,570)

Comprehensive income								239,977
Issuance of common stock under incentive plans	—	7,454	12,239	—	—	—	—	19,693
Issuance of restricted stock	—	—	—	(1,856)	—	—	—	(1,856)
Amortization of restricted stock	—	—	—	109	—	—	—	109
Treasury stock purchased	—	(373,857)	—	—	—	—	—	(373,857)
Dividends paid	—	—	—	—	(3,471)	—	—	(3,471)
Warrants repurchased by affiliate	—	—	(2,075)	—	—	—	—	(2,075)

BALANCE, JUNE 30, 2005	$97	$(542,645)	$1,292,597	$(1,747)	$2,649,991	$5,108	$164,174	$3,567,575

BALANCE, JANUARY 1, 2006	$97	$(688,048)	$1,318,910	$(1,843)	$2,913,649	$2,135	$117,980	$3,662,880
Comprehensive income:
Net income	—	—	—	—	311,843	—	—	311,843
Unrealized foreign currency translation adjustment, net of tax of $2,701	—	—	—	—	—	5,016	—	5,016
Unrealized holding losses arising during the period, net of tax benefit of $27,339	—	—	—	—	—	—	(50,772)	—
Less: Reclassification adjustment for net gains included in net income, net of tax of $2,786	—	—	—	—	—	—	(5,175)	—

Net unrealized loss on investments, net of tax benefit of $30,125	—	—	—	—	—	—	(55,947)	(55,947)

Comprehensive income	—	—	—	—	—	—	—	260,912
Issuance of common stock under incentive plans	—	14,853	11,891	—	—	—	—	26,744
Issuance of restricted stock	—	—	(1,583)	—	—	—	—	(1,583)
Amortization of restricted stock	—	—	732	—	—	—	—	732
Reclassification of deferred compensation (a)	—	—	(1,843)	1,843	—	—	—	—
Stock-based compensation expense-options	—	—	5,708	—	—	—	—	5,708
Treasury stock purchased	—	(121,922)	—	—	—	—	—	(121,922)
Dividends paid	—	—	—	—	(3,303)	—	—	(3,303)

BALANCE, JUNE 30, 2006	$97	$(795,117)	$1,333,815	$—	$3,222,189	$7,151	$62,033	$3,830,168

(a)	See “Restricted Stock” in Note 8 for information related to the reclassification of the amount in deferred compensation.

See notes to unaudited condensed consolidated financial statements.

Radian Group Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30
(In thousands)	2006	2005
Cash flows from operating activities	$243,134	$243,649

Cash flows from investing activities:
Proceeds from sales of fixed-maturity investments available for sale	450,098	203,225
Proceeds from sales of equity securities available for sale	70,935	53,360
Proceeds from redemptions of fixed-maturity investments available for sale	79,995	166,503
Proceeds from redemptions of fixed-maturity investments held to maturity	19,359	21,955
Purchases of fixed-maturity investments available for sale	(777,800)	(364,159)
Purchases of equity securities available for sale	(12,522)	(10,870)
Sales (purchases) of short-term investments, net	96,813	(192,687)
Sales of other invested assets	600	631
Purchases of property and equipment	(9,151)	(4,085)
Other	—	(265)

Net cash used in by investing activities	(81,673)	(126,392)

Cash flows from financing activities:
Dividends paid	(3,303)	(3,471)
Issuance of long-term debt	—	248,892
Debt issuance costs	—	(1,834)
Proceeds from issuance of common stock under incentive plans	17,665	7,567
Excess tax benefits from stock-based awards	1,374	—
Purchase of treasury stock	(121,922)	(373,857)
Redemption of long-term debt	—	(663)

Net cash used in financing activities	(106,186)	(123,366)

Effect of exchange rate changes on cash	(1,397)	—
Increase (decrease) in cash	53,878	(6,109)
Cash, beginning of period	7,847	30,680

Cash, end of period	$61,725	$24,571

Supplemental disclosures of cash flow information:
Income taxes paid	$100,537	$118,902

Interest paid	$23,983	$19,436

Supplemental disclosures of non-cash items:
Stock-based compensation	$5,708	$1,562

See notes to unaudited condensed consolidated financial statements.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1—Condensed Consolidated Financial Statements—Basis of Presentation

Our condensed consolidated financial statements include the accounts of Radian Group Inc. and its subsidiaries, including its principal mortgage guaranty operating subsidiaries, Radian Guaranty Inc. (“Radian Guaranty”), Amerin Guaranty Corporation (“Amerin Guaranty”), Radian Insurance Inc. (“Radian Insurance”) and Radian Europe Limited (“Radian Europe”), and its principal financial guaranty operating subsidiaries, Radian Asset Assurance Inc. (“Radian Asset Assurance”) and Radian Asset Assurance Limited (“RAAL”). We refer to Radian Group Inc. together with its consolidated subsidiaries as “we,” “us” or “our,” unless the context requires otherwise. We generally refer to Radian Group Inc. alone, without its consolidated subsidiaries, as the “parent company.” We also have a 46.0% interest in Credit-Based Asset Servicing and Securitization LLC (“C-BASS”) and a 34.58% interest in Sherman Financial Group LLC (“Sherman”), each of which are active credit-based asset businesses.

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

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from these estimates and assumptions.

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

The current period presentation includes changes from the prior period presentation that are consistent with clarification of GAAP rules regarding presentation in the statement of cash flows. In particular, the prior period presentation of the cash flows from investing activities section of the condensed consolidated statements of cash flows has been conformed to the current period presentation by reclassifying distributions from equity affiliates of $69.1 million into the cash flows from operating activities section. This reclassification affects the presentation of the condensed consolidated statements of cash flows, but does not affect the change in cash balance for the period. On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (“SFAS No. 123R”) using a modified prospective application as permitted by SFAS No. 123R. Accordingly, prior period amounts have not been restated. Certain other prior period balances have been reclassified to conform to the current period presentation.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

2—Derivative Instruments and Hedging Activities

We account for derivatives under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted (“SFAS No. 133”). In general, SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their respective fair values. All derivative instruments are recognized in our condensed consolidated balance sheets as either assets or liabilities depending on the rights or obligations under the contracts. Transactions that we have entered into that are accounted for under SFAS No. 133 include investments in convertible debt securities, interest rate swaps, selling credit protection in the form of credit default swaps and certain financial guaranty contracts that are considered credit default swaps. Credit default swaps and certain financial guaranty contracts that are accounted for under SFAS No. 133 are part of our overall business strategy of offering mortgage credit enhancement and financial guaranty protection to our customers. The interest rate swaps that we have entered into qualify as hedges and are accounted for as fair value hedges. The embedded equity derivatives contained within our investments in fixed-maturity securities, the forward foreign currency contracts and credit protection in the form of credit default swaps do not qualify as hedges under SFAS No. 133, so changes in their fair value are included in current earnings in our condensed consolidated statements of income. Net unrealized gains and losses on credit default swaps and certain other financial guaranty contracts are included in assets or liabilities, as appropriate, on our condensed consolidated balance sheets. We do not recognize a reserve for losses on derivative financial guaranty contracts. Any equivalent reserve would be embedded in the unrealized gains and losses on derivative financial guaranty contracts. Settlements under derivative financial guaranty contracts are charged to assets or liabilities, as appropriate, on the condensed consolidated balance sheets. During the six months ended June 30, 2006, we received $2.6 million, net, of recoveries of previous default payments and paid $68.0 million in connection with the termination of a derivative financial guaranty contract. See below for further discussion. We received $4.4 million of recoveries of previous default payments on derivative financial guaranty contracts in the corresponding period of 2005.

SFAS No. 133 requires that we split the convertible fixed-maturity securities in our investment portfolio into their derivative and fixed-maturity security components. Over the term of the securities, changes in the fair value of fixed-maturity securities available for sale are recorded in our condensed consolidated statements of changes in common stockholders’ equity through accumulated other comprehensive income or loss. Concurrently, a deferred tax liability or benefit is recognized as the recorded value of the fixed-maturity security increases or decreases. A change in the fair value of the derivative component is recorded as a gain or loss in our condensed consolidated statements of income.

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

In the fourth quarter of 2005, we refined our mark-to-market model to use actual credit spreads by individual name, when available as discussed above, as compared to our previous version of the model, which used average spreads for similarly rated names. While application of the new model resulted in immaterial changes for most of our derivative transactions, one synthetic CDO showed a large difference due to greater spread volatility in the underlying high-yield corporate names included in this transaction. At December 31, 2005, our refined model indicated we had a $50.8 million loss, which was recognized in 2005, on one transaction. In the first quarter of 2006, we recognized an additional loss of $17.2 million on this transaction as a result of our paying $68.0 million to terminate this transaction in March 2006.

A summary of our derivative information, as of and for the periods indicated, is as follows:

Balance Sheets (In millions)	June 30 2006	December 31 2005	June 30 2005
Trading Securities
Cost	$64.1	$68.1	$67.4
Fair value	93.7	89.4	79.4

Derivative financial guaranty contracts
Notional value	$42,526.0	$30,208.0	$14,300.0
Gross unrealized gains	$109.9	$98.3	$65.5
Gross unrealized losses	34.7	72.1	44.6

Net unrealized gains	$75.2	$26.2	$20.9

The components of the change in fair value of derivative instruments are as follows:

	Three Months Ended June 30		Six Months Ended June 30
Statements of Income (In millions)	2006	2005	2006	2005
Trading Securities	$(6.1)	$(10.8)	$8.7	$(9.0)
Gain on termination of Treasury rate lock	—	—	—	1.0
Derivative financial guaranty contracts	(19.2)	11.8	(16.4)	—

Net (losses) gains	$(25.3)	$1.0	$(7.7)	$(8.0)

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

The following table presents information at June 30, 2006 and December 31, 2005 related to net unrealized gains or losses on derivative financial guaranty contracts (included in other assets on our condensed consolidated balance sheets).

	June 30 2006	December 31 2005
	(In millions)
Balance at January 1	$26.2	$25.3
Net unrealized (losses) gains recorded	(16.4)	8.4

Defaults
Recoveries	(2.7)	(7.6)
Payments	0.1	0.1
Early termination payments	68.0	—

Balance at end of period	$75.2	$26.2

The application of SFAS No. 133, as amended, could result in volatility from period to period in gains and losses as reported on our condensed consolidated statements of income. These gains and losses result mostly from changes in corporate credit spreads, changes in the creditworthiness of underlying corporate entities, and the equity performance of the entities’ underlying convertible investments. Any incurred gains or losses on such contracts would be recognized as a change in the fair value of derivatives. We are unable to predict the affect this volatility may have on our financial position or results of operations.

In accordance with our risk management policies, we may enter into derivatives to hedge the interest rate risk related to our long-term debt. As of June 30, 2006, we were a party to two interest rate swap contracts relating to our 5.625% unsecured senior notes. These interest rate swaps are designed as fair value hedges that hedge the change in fair value of our long-term debt arising from interest rate movements. During 2006 and 2005, the fair value hedges were 100% effective. Therefore, the changes in fair value of derivative instruments in our condensed consolidated statements of income were offset by the change in the fair value of the hedged debt. These interest rate swap contracts mature in February 2013.

Terms of the interest rate swap contracts at June 30, 2006 were as follows (dollars in thousands):

Notional amount	$250,000
Rate received—Fixed	5.625%
Rate paid—Floating (a)	6.514%
Maturity date	February 15, 2013
Unrealized loss	$13,190

(a)	The June 30, 2006 six-month London Interbank Offered Rate (“LIBOR”) forward rate at the next swap payment date plus 87.4 basis points.

In October 2004, we entered into transactions to lock in treasury rates that would have served as a hedge if we had issued long-term debt during that time. The notional value of the hedges was $120 million at a blended rate of 4.075%. In January 2005, we discontinued the hedge arrangements and received payments from our counterparties. We realized a gain of $1.0 million at termination in 2005.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

3—Comprehensive income

Our total comprehensive income, as calculated per SFAS No. 130, “Reporting Comprehensive Income,” was as follows (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Net income, as reported	$148,145	$140,224	$311,843	$255,836
Other comprehensive income (net of tax)
Net realized (losses) gains on investments	$(39,665)	$58,827	$(55,947)	$(6,570)
Unrealized foreign currency translation adjustment	$4,476	$(4,927)	$5,016	$(9,289)

Comprehensive income	$112,956	$194,124	$260,912	$239,977

4—Investments

We are required to group assets in our investment portfolio into one of three categories: held to maturity, available for sale or trading securities. Fixed-maturity securities for which we have the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. Investments classified as available for sale are reported at fair value, with unrealized gains and losses (net of tax) reported as a separate component of stockholders’ equity as accumulated other comprehensive income. Investments classified as trading securities are reported at fair value, with unrealized gains and losses (net of tax) reported as a separate component of income. During the six months ended June 30, 2006, we elected to classify certain new security purchases as trading securities. Similar securities were classified as available for sale for periods prior to 2006. For securities classified as either available for sale or held to maturity, we conduct a quarterly evaluation of declines in market value of the securities to determine whether the decline is other-than-temporary. This evaluation includes a review of (i) the length of time and extent to which fair value is below amortized cost, (ii) issuer financial condition, and (iii) our intent and ability to retain our investment over a period of time to allow recovery in fair value. We use a 20% decline in price over four continuous quarters as a guide in identifying those securities that should be evaluated for impairment. For securities that have experienced rapid price declines or unrealized losses of less than 20%, classification as other-than-temporary is also considered. Factors influencing this consideration include an analysis of the security issuer’s financial performance and financial condition and general economic conditions.

If fair value is below the cost basis, and it is judged to be other-than-temporary, the cost basis of the individual security is written down to fair value through earnings as a realized loss and the fair value becomes the new basis. During the quarter ended June 30, 2006, we recorded $1.4 million (pre-tax) of charges related to declines in fair value considered to be other-than-temporary. There were no such charges in the second quarter of 2005. At June 30, 2006 and 2005, there were no other investments held in the portfolio that met these criteria. Realized gains and losses are determined on a specific identification method and are included in income. Other invested assets consist of residential mortgage-backed securities and forward foreign currency contracts and are carried at fair value.

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

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

On November 3, 2005, the FASB issued FASB Staff Position (“FSP”) Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. This FSP nullifies certain requirements of EITF Issue 03-1 and supersedes EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value”. The guidance in this FSP also amends FASB No. 115. We adopted this FSP at the beginning of 2006. Accordingly, we are now required to assess our investments for impairment in each reporting period and to use existing guidance in assessing whether an impairment is other than temporary.

The following table shows the gross unrealized losses and fair value of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2006.

	Less Than 12 Months		12 Months or Greater		Total
Descriptions of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government securities	$77,577	$2,574	$2,959	$66	$80,536	$2,640
U.S. government-sponsored enterprises	30,805	854	7,574	260	38,379	1,114
State and municipal obligations	1,324,716	21,577	31,837	958	1,356,553	22,535
Corporate bonds and notes	64,338	2,887	9,288	299	73,626	3,186
Asset-backed securities	156,255	5,494	63,182	2,804	219,437	8,298
Private placements	32,538	1,137	8,174	694	40,712	1,831
Foreign governments	87,247	2,283	2,789	24	90,036	2,307
Redeemable preferred stock	25,058	2,226	—	—	25,058	2,226
Convertible securities	172,340	5,556	—	—	172,340	5,556
Equity securities	14,687	3,298	—	—	14,687	3,298

Total	$1,985,561	$47,886	$125,803	$5,105	$2,111,364	$52,991

U.S. government securities

The unrealized losses of 12 months or greater duration as of June 30, 2006 on our investments in U.S. Treasury obligations were caused by interest rate movement. During the twelve-month period ending June 30, 2006, the Federal Reserve (the “Fed”) raised the federal funds rates eight times for a total of 200 basis points. A majority of the securities remained at an unrealized loss position due to the rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at June 30, 2006.

U.S. government-sponsored enterprises

The unrealized losses of 12 months or greater duration as of June 30, 2006 on our investment in U.S. agency mortgage-backed securities were also caused by interest rate movement. The contractual cash flows of these investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

would not be settled at a price less than the amortized cost of our investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at June 30, 2006.

State and municipal obligations

The unrealized losses of 12 months or greater duration as of June 30, 2006 on our investments in tax-exempt state and municipal securities were caused by interest rate movement. During the twelve-month period ending June 30, 2006, the tax-exempt municipal bond yield curve ranged from 111 basis points in the shortest maturity sectors to 30 basis points in the 30-year sector. We believe that credit quality did not impact security pricing due to the relative high quality of the holdings (i.e., the majority of the securities were either insured, pre-refunded or escrowed to maturity). Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at June 30, 2006.

Corporate bonds and notes

The unrealized losses of 12 months or greater duration as of June 30, 2006 on the majority of the securities in this category were caused by market interest rate movement. A majority of the securities remained at an unrealized loss position due to these rate increases. Unrealized losses for the remaining securities in this category are attributable to changes in business operations, resulting in widened credit spreads. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at June 30, 2006.

Asset-backed securities

The unrealized losses of 12 months or greater duration as of June 30, 2006 on the securities in this category were caused by market interest rate movement. A majority of the securities remained at an unrealized loss position due to the rate increases. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider the investment in these securities to be other-than-temporarily impaired at June 30, 2006.

Private placements

The unrealized losses of 12 months or greater duration as of June 30, 2006 on the majority of the securities in this category were caused by market interest rate movement. A majority of the securities remained at an unrealized loss position due to the rate increases. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider the investment in these securities to be other-than-temporarily impaired at June 30, 2006.

Foreign governments

The unrealized losses of 12 months or greater duration as of June 30, 2006 on the majority of the securities in this category were caused by market interest rate movement and/or foreign currency exchange rate changes. We believe that credit quality did not impact security pricing due to the relative high quality of the holdings (i.e., the majority of the securities were highly-rated governments and government agencies or corporate issues with minimum ratings of single-A). Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at June 30, 2006.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

For all investment categories, unrealized losses of less than 12 months in duration are generally attributable to interest rate movement or changes in foreign currency exchange rates. All securities are evaluated in accordance with our impairment recognition policy covering various time and price decline scenarios. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider the investment in these securities to be other-than-temporarily impaired at June 30, 2006.

The contractual maturity of securities in an unrealized loss position at June 30, 2006 was as follows:

(In millions)	Fair Value	Amortized Cost	Unrealized Loss
2006	$22.0	$22.1	$0.1
2007 – 2010	213.9	218.1	4.2
2011 – 2015	290.2	296.6	6.4
2016 and later	1,326.1	1,354.6	28.5
Mortgage-backed and other asset-backed securities	219.4	227.7	8.3
Redeemable preferred stock	25.1	27.3	2.2
Equity securities	14.7	18.0	3.3

Total	$2,111.4	$2,164.4	$53.0

5—Segment Reporting

We have three reportable segments: mortgage insurance, financial guaranty and financial services. Our reportable segments are strategic business units that are managed separately because each business segment requires different marketing and sales expertise. We allocate corporate income and expenses to each of the segments.

The mortgage insurance segment provides credit-related insurance coverage principally through private mortgage insurance, and risk management services to mortgage lending institutions located throughout the United States and select countries overseas. Private mortgage insurance mainly protects lenders from all or part of default-related losses on residential first-mortgage loans made mostly to homebuyers who make down payments of less than 20% of the home’s purchase price. Private mortgage insurance also facilitates the sale of these mortgages in the secondary market. Our mortgage insurance business, through Radian Guaranty, offers primary and pool private mortgage insurance coverage on residential first-lien mortgages. We use Radian Insurance to provide credit enhancement for mortgage-related capital market transactions and to write credit insurance on mortgage-related assets that monoline mortgage guaranty insurers are not permitted to insure. These products include net interest margin securities (“NIMs”), international direct insurance and reinsurance transactions, second-lien mortgages, home equity loans and credit default swaps. We also insure second-lien mortgages through Amerin Guaranty. We also expect to use Radian Europe to offer a variety of mortgage credit risk solutions, including traditional mortgage insurance, financial guaranty and other structured transactions involving residential mortgage assets, to clients in the U.K. and the European Union.

Our financial guaranty segment provides credit-related insurance coverage, credit default swaps and certain other financial guaranty contracts to meet the needs of customers and counterparties in a wide variety of domestic and international markets. Our insurance businesses within the financial guaranty segment include the assumption of reinsurance from monoline financial guaranty insurers for both public finance bonds and structured finance obligations and direct financial guaranty insurance for public finance bonds and structured finance obligations. In 2005, we decided to place the trade credit reinsurance line of business into run-off. We expect that our existing trade credit reinsurance business will take several years to run-off, although the bulk of the remaining risk will expire over the next two years.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

The financial services segment includes the credit-based businesses conducted through our affiliates, C-BASS and Sherman. We own a 46% interest in C-BASS and a 34.58% interest in Sherman. See Note 6 for more information regarding our interests in these affiliates, including a discussion of our ownership interest in Sherman. C-BASS is a mortgage investment and servicing firm specializing in non-prime, residential mortgage assets and residential mortgage-backed securities. By using sophisticated analytics, C-BASS generally seeks to take advantage of what it believes to be the mispricing of credit risk for certain assets in the marketplace. Sherman is a consumer asset and servicing firm specializing in charged-off and bankruptcy plan consumer assets that it generally purchases at deep discounts from national financial institutions and major retail corporations and subsequently collects upon these receivables. In addition, Sherman originates non-prime credit card receivables through its subsidiary CreditOne, which was acquired in March 2005.

For the three month periods ended June 30, 2006 and 2005, our domestic net premiums earned from all of our businesses were $246.7 million and $231.6 million, respectively, and our net premiums earned attributable to foreign countries were approximately $12.4 million in both periods. For the six month periods ended June 30, 2006 and 2005, our domestic net premiums earned from all of our businesses were $485.9 million and $460.8 million, respectively, and our net premiums earned attributable to foreign countries were approximately $26.9 million and $30.2 million, respectively. Because a significant amount of our trade credit reinsurance business line, which we placed in run-off during the fourth quarter of 2005, is written in foreign countries, we anticipate that net premiums earned in foreign countries from the trade credit reinsurance line of business will decline over the next few years as existing business runs off and new business is not originated. In addition, long-lived assets located in foreign countries were immaterial for the periods presented.

In the mortgage insurance segment, the highest state concentration of primary risk in force at June 30, 2006, was Florida at 9.3%, compared to 9.4% at June 30, 2005. The highest state concentration of primary risk in force at June 30, 2005, was California at 10.3% compared to 8.7% at June 30, 2006. The percentage of risk in California has been falling over the past few years due to the high cancellation rate and the lower percentage of new business written. California accounted for 13.7% of the mortgage insurance segment’s direct primary new insurance written for the six months ended June 30, 2006 compared to 13.6% for the six months ended June 30, 2005. The largest single customer of our mortgage insurance segment (including branches and affiliates of such customer), measured by new insurance written, accounted for 8.1% of new insurance written for the six months ended June 30, 2006 compared to 21.5% for the six months ended June 30, 2005.

The financial guaranty segment derives a substantial portion of its premiums written from a small number of direct primary insurers. For the six months ended June 30, 2006, two primary insurers accounted for approximately $39.0 million or 28.3% of the financial guaranty segment’s gross written premiums. For the six months ended June 30, 2005, two primary insurers accounted for approximately $30.8 million or 39.5% of the financial guaranty segment’s gross written premiums (23.2% excluding the impact of the 2005 recapture). No other primary insurer accounted for more than 10% of the financial guaranty segment’s gross written premiums during the six months ended June 30, 2006 or 2005. Gross written premiums and net written premiums are not materially different because we do not cede a material amount of business to reinsurers.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

We evaluate operating segment performance based principally on net income. Summarized financial information concerning our operating segments, as of and for the periods indicated, is as follows:

	Three Months Ended June 30		Six Months Ended June 30
Mortgage Insurance (In thousands)	2006	2005	2006	2005
Net premiums written	$217,050	$236,271	$440,816	$436,508

Net premiums earned	$208,670	$195,664	$411,376	$388,129
Net investment income	36,150	28,101	67,815	56,894
Net gains on securities	3,684	6,653	17,261	13,772
Change in fair value of derivative instruments	(3,998)	(7,920)	5,123	(4,734)
Other income	3,475	5,679	7,109	10,271

Total revenues	247,981	228,177	508,684	464,332

Provision for losses	77,577	80,225	148,674	178,152
Policy acquisition costs	15,720	19,206	29,065	33,884
Other operating expenses	40,542	35,481	84,809	69,150
Interest expense	6,984	5,627	13,685	10,751

Total expenses	140,823	140,539	276,233	291,937

Equity in net income of affiliates	—	—	—	—

Pretax income	107,158	87,638	232,451	172,395
Provision for income taxes	23,986	24,786	61,135	46,822

Net income	$83,172	$62,852	$171,316	$125,573

Total assets	$4,505,679	$4,290,331
Deferred policy acquisition costs	68,843	66,456
Reserve for losses and loss adjustment expenses	592,526	571,127
Unearned premiums	241,012	189,699
Stockholders’ equity	2,225,680	1,920,283

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

	Three Months Ended June 30		Six Months Ended June 30
Financial Guaranty (In thousands)	2006	2005	2006	2005
Net premiums written (1)	$81,825	$62,947	$137,664	$77,550

Net premiums earned	$50,416	$48,314	$101,407	$102,874
Net investment income	23,520	21,887	46,038	43,946
Net gains on securities	1,709	2,027	8,887	5,600
Change in fair value of derivative instruments	(21,289)	8,909	(12,780)	(3,048)
Other income	120	267	334	583

Total revenues	54,476	81,404	143,886	149,955

Provision for losses	7,283	3,602	14,820	15,175
Policy acquisition costs	11,100	11,866	25,119	26,544
Other operating expenses	15,297	15,390	30,053	29,784
Interest expense	4,325	3,473	8,351	6,572

Total expenses	38,005	34,331	78,343	78,075

Equity in net income of affiliates	—	13	—	13

Pretax income	16,471	47,086	65,543	71,893
Provision for income taxes	(2,565)	10,136	9,635	13,777

Net income	$19,036	$36,950	$55,908	$58,116

Total assets	$2,500,483	$2,427,686
Deferred policy acquisition costs	146,960	134,797
Reserve for losses and loss adjustment expenses	197,175	215,815
Unearned premiums	672,867	600,179
Stockholders’ equity	1,266,979	1,309,608

(1)	With the exception of trade credit reinsurance products, net premiums written in our financial guaranty reinsurance business are recorded using actual information received from cedants on a one month lag basis. Accordingly, the net premiums written for any given period exclude those from the last month of that period and include those from the last month of the immediately preceding period. The use of information from cedants does not require us to make significant judgments or assumptions because historic collection rates and counterparty strength make collection of all assumed premiums highly likely. Net premiums written for the three months ended June 30, 2006 and 2005 include $1.5 million and $6.6 million, respectively, of assumed premiums related to trade credit reinsurance products. Net premiums written for the six months ended June 30, 2006 and 2005 include $4.5 million and $19.9 million, respectively, of assumed premiums related to trade credit reinsurance products. Included in these amounts are estimates based on projections provided by ceding companies. Over the life of the reinsured business, these projections are replaced with actual results and, historically, the difference between the projections and actual results has not been material. Accordingly, we do not record any related provision for doubtful accounts with respect to our trade credit reinsurance products.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

	Three Months Ended June 30		Six Months Ended June 30
Financial Services (In thousands)	2006	2005	2006	2005
Net premiums written	$—	$—	$—	$—

Net premiums earned	$—	$—	$—	$—
Net investment income	8	16	85	26
Net (losses) gains on securities	(69)	43	2,030	877
Change in fair value of derivative instruments	—	(2)	—	(191)
Other income	2,183	689	3,546	1,889

Total revenues	2,122	746	5,661	2,601

Provision for losses	—	—	—	—
Policy acquisition costs	—	—	—	—
Other operating expenses	2,260	1,547	3,514	5,154
Interest expense	1,229	878	2,342	1,613

Total expenses	3,489	2,425	5,856	6,767

Equity in net income of affiliates	72,038	63,865	130,378	115,161

Pretax income	70,671	62,186	130,183	110,995
Provision for income taxes	24,734	21,764	45,564	38,848

Net income	$45,937	$40,422	$84,619	$72,147

Total assets	$501,185	$450,186
Deferred policy acquisition costs	—	—
Reserve for losses and loss adjustment expenses	—	—
Unearned premiums	—	—
Stockholders’ equity	337,509	337,684

A reconciliation of segment net income to consolidated net income is as follows:

	Three Months Ended June 30		Six Months Ended June 30
Consolidated (In thousands)	2006	2005	2006	2005
Net income:
Mortgage Insurance	$83,172	$62,852	$171,316	$125,573
Financial Guaranty	19,036	36,950	55,908	58,116
Financial Services	45,937	40,422	84,619	72,147

Total	$148,145	$140,224	$311,843	$255,836

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

As a result of this downgrade, two of the primary insurer customers of our financial guaranty reinsurance business had the right to recapture previously written business ceded to our financial guaranty reinsurance

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

business. Effective February 28, 2005, one of these customers recaptured approximately $7.4 billion of par in force that it had ceded to us, including $54.7 million of written premiums as of February 28, 2005, $4.5 million of which was recorded as an immediate reduction of premiums earned at the time of the recapture, which represents the difference between statutory accounting requirements (“STAT”) and GAAP unearned premiums. This return of unearned premiums resulted in an increase in policy acquisition costs of $1.7 million. The aggregate result was a reduction in pre-tax income of $6.2 million, or approximately $0.04 per share after tax on a GAAP basis. We refer to the recapture of business as a result of the May 2004 Moody’s downgrade as the “2005 recapture.”

The sum of the above adjustments related to this recapture is summarized as follows:

	Cash Paid (Received)	GAAP Book Basis	Initial Gain (Loss)
	(In thousands)
Unearned Premiums	$54,742	$50,204	$(4,538)
Acquisition Costs	(17,097)	(18,791)	(1,694)

Total	$37,645	$31,413	$(6,232)

Despite the recapture, this primary insurer customer renewed its reinsurance treaty with us for 2005 and 2006 on substantially the same terms as in 2004 prior to the May 2004 downgrade. In March 2005, without cost to or concessions by us, this customer waived all of its remaining recapture rights with respect to the May 2004 downgrade by Moody’s. The other customer with recapture rights as a result of the May 2004 downgrade agreed, without cost to or concessions by us, to waive its recapture rights. There are no remaining recapture rights with respect to the May 2004 Moody’s downgrade of Radian Reinsurance. The combined company is now rated Aa3 (with a stable outlook) by Moody’s, AA (with a stable outlook) by Standard and Poor’s Ratings Services (“S&P”) and AA (with a negative outlook) by Fitch Ratings (“Fitch”).

On April 27, 2005, Fitch affirmed the AA insurance financial strength rating of Radian Asset Assurance and RAAL, a subsidiary of Radian Asset Assurance that is authorized to conduct insurance business in the United Kingdom, but revised its Ratings Outlook for the two entities to negative from stable. Fitch’s credit rating for the parent company of A and its AA credit ratings for our other rated subsidiaries of AA are unchanged, and Fitch’s Ratings Outlook for these other entities remains stable. None of the primary insurance customers of our financial guaranty business have any recapture rights as a result of this ratings action by Fitch.

On June 29, 2006, S&P affirmed the AA financial strength rating, and revised its outlook upward to stable, for Radian Asset Assurance. S&P also affirmed the parent company’s A credit rating and revised its outlook for the parent company upward to stable. Similarly, on July 3, 2006, S&P affirmed the AA financial strength rating and revised its outlook upward to stable for RAAL. In July 2006, S&P assigned an initial AA financial strength rating, with a stable outlook, to Radian Europe.

Through RAAL, we have additional opportunities to write financial guaranty insurance in the U.K. and, subject to compliance with the European passporting rules, in other countries in the European Union. In particular, we expect that RAAL will continue to build its structured finance products business in the U.K. and throughout the European Union. RAAL accounted for $2.1 million of direct premiums written in the second quarter of 2006 (or 4.5% of financial guaranty’s total direct premiums written in the second quarter of 2006), which is a $1.7 million increase from the $0.4 million of direct premiums written in the second quarter of 2005 (or 1.4 % of financial guaranty’s total direct premiums written in the second quarter of 2005). RAAL accounted for $4.1 million of direct premiums written in the first six months of 2006 (or 5.3% of financial guaranty’s total

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

direct premiums written in the first six months of 2006), which is a $3.5 million increase from the $0.6 million of direct premiums written in the first six months of 2005 (or 1.0 % of financial guaranty’s total direct premiums written in the first six months of 2005).

6—Investment in Affiliates

We have a 46.0% equity interest in C-BASS and a 34.58% equity interest in Sherman. On June 24, 2005, we entered into agreements to restructure our ownership interest in Sherman. Before the restructuring, Sherman was owned 41.5% by us, 41.5% by Mortgage Guaranty Insurance Corporation (“MGIC”) and 17% by an entity controlled by Sherman’s management team.

As part of the restructuring, we and MGIC each agreed to sell a 6.92% interest in Sherman to a new entity controlled by Sherman’s management team, thereby reducing our ownership interest and MGIC’s ownership interest to 34.58% for each of us. In return, the new entity controlled by Sherman’s management team paid approximately $15.65 million to us and the same amount to MGIC. Regulatory approval for this transaction was received in August 2005, and our ownership interest was reduced to 34.58%, retroactive to May 1, 2005. Effective June 15, 2005, Sherman’s employees were transferred to the new entity controlled by Sherman’s management team, and this entity agreed to provide management services to Sherman. Sherman’s management team also agreed to reduce significantly its maximum incentive payout under its annual incentive plan for periods beginning on or after May 1, 2005.

In connection with the restructuring, we and MGIC each also paid $1 million for each of us to have the right to purchase an additional 6.92% interest in Sherman from the new entity controlled by Sherman’s management team for a price intended to approximate current fair market value. The exercise date for our and MGIC’s right to purchase was extended to August 25, 2006, and may be further extended. If either we or MGIC exercise our purchase right but the other fails to exercise its purchase right, the exercising party also may exercise the purchase right of the non-exercising party. Our and MGIC’s representation on Sherman’s Board of Managers will not change regardless of which party or parties exercise the purchase right.

During the fourth quarter of 2005, we recorded a complete write-down of our investment in SBF Participacoes Ltda., recording a $3.2 million loss. We account for our investment in affiliates in accordance with the equity method of accounting, because we lack control of these affiliates and since the other shareholders of these entities have substantial participating rights.

The following table shows the components that make up the investment in affiliates balance:

(In thousands)	June 30 2006	December 31 2005
C-BASS	$415,351	$364,364
Sherman	76,790	81,753
Other	34	34

Total	$492,175	$446,151

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2006	2005	2006	2005
Investment in Affiliates-Selected Information:
C-BASS
Balance, beginning of period	$387,043	$309,690	$364,364	$290,073
Share of net income for period	44,855	31,427	74,881	59,544
Dividends received	16,547	8,750	23,894	17,250

Balance, end of period	$415,351	$332,367	$415,351	$332,367

Sherman
Balance, beginning of period	$49,608	$71,874	$81,753	$101,492
Share of net income for period	27,182	32,439	55,497	55,618
Dividends received	—	—	60,515	51,875
Other comprehensive income	—	(482)	55	671
Warrant repurchase	—	—	—	(2,075)

Balance, end of period	$76,790	$103,831	$76,790	$103,831

Portfolio Information:
C-BASS
Servicing portfolio	$56,460,000	$37,010,000
Total assets	6,289,258	3,694,071
Sherman
Total assets	$1,058,989	$826,810
Summary Income Statement:
C-BASS
Income
Gain on securitization	$9,445	$22,978	$7,601	$32,007
Transaction gains	43,512	35,477	68,476	67,332
Servicing and subservicing fees	79,800	63,419	153,869	123,213
Net interest income	69,872	44,306	134,912	85,558
Other income	8,864	8,057	17,759	13,427

Total revenues	211,493	174,237	382,617	321,537

Expenses
Compensation and benefits	60,223	48,962	107,287	90,886
Total other expenses	53,896	50,126	112,493	94,875

Total expenses	114,119	99,088	219,780	185,761

Net income	$97,374	$75,149	$162,837	$135,776

Sherman
Income
Revenues from receivable portfolios—net of amortization	$229,129	$200,266	$466,801	$348,891
Other revenues	24,039	35,479	26,769	42,791

Total revenues	253,168	235,745	493,570	391,682

Expenses
Operating and servicing expenses	133,766	114,890	261,134	203,918
Interest	11,502	5,244	21,538	8,989
Other	29,293	37,446	50,410	44,757

Total expenses	174,561	157,580	333,082	257,664

Net income	$78,607	$78,165	$160,488	$134,018

Radian Group Inc.

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

In February 2003, we issued $250 million of unsecured senior notes. These notes bear interest at the rate of 5.625% per annum, payable semi-annually on February 15 and August 15. These notes mature in February 2013. We have the option to redeem some or all of the notes at any time with not less than 30 days’ notice at a redemption price equal to the greater of the principal amount of the notes or the present values of the remaining scheduled payments of principal and interest on the notes to be redeemed. In April 2004, we entered into interest-rate swap contracts that effectively convert the interest rate on this fixed-rate debt to a variable rate based on a spread over the six-month LIBOR for the remaining term of the debt.

In January 2002, we issued $220 million of 2.25% senior convertible debentures due 2022. On January 3, 2005, we repurchased, at the option of electing holders, $663,000 in principal amount of the debentures. We redeemed the remaining $219.3 million in principal amount outstanding on August 1, 2005.

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

The composition of our long-term debt at June 30, 2006 and December 31, 2005 was as follows:

(In thousands)	June 30 2006	December 31 2005
5.625% Senior Notes due 2013	$248,589	$248,503
7.75% Debentures due 2011	249,434	249,388
5.375% Senior Notes due 2015	249,592	249,575

	$747,615	$747,466

On December 16, 2004, we replaced a $250 million Revolving Credit Facility that expired in December 2004 with a $400 million unsecured facility, comprised of a $100 million 364-day facility and a $300 million five-year facility. On December 15, 2005, we amended the facility to extend the expiration date of the 364-day facility from December 15, 2005, to December 14, 2006. The five-year facility expires on December 16, 2009. There were no drawdowns on the expired facility, and we have not drawn down any amounts under the new facility through June 30, 2006. This facility bears interest on any amounts drawn at a rate dependent on our credit rating at the time of such borrowing and will be calculated according to, at our option, a base rate or a Eurocurrency rate, plus an applicable margin and utilization fee. If necessary, this facility will be used for working capital and general corporate purposes.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

8—Stock-Based Compensation

We have an equity compensation plan, the Radian Group Inc. Equity Compensation Plan (the “Plan”), under which we may provide grants of incentive stock options, non-qualified stock options, restricted stock, stock appreciation rights (referred to as “SARs”), performance shares and phantom stock. To date, all awards granted under the Plan have been in the form of non-qualified stock options, restricted stock and phantom stock. The Plan provides for the grant of all options (other than incentive stock options to holders of 10% of our voting shares) at an option price per share equal to 100% of the market price of our common stock on the date of grant. The Plan authorizes the issuance of up to 9,400,000 shares of our common stock, of which there are approximately 2,300,000 shares remaining available for grants under the Plan as of June 30, 2006. Officers and other employees (of Radian or its affiliates) are eligible to participate in the Plan. Non-employee directors are also eligible to participate in the Plan, but are not permitted to receive grants of incentive stock options.

On May 9, 2006, our stockholders approved an amendment to the Plan to extend the expiration date of the Plan from December 31, 2006 to December 31, 2008.

In December 2004, the FASB issued SFAS No. 123R that requires compensation cost related to share-based payment transactions to be recognized in an issuer’s financial statements. The compensation cost, with limited exceptions, is measured based on the grant-date fair value of the equity or liability instrument issued. In October 2005, the FASB issued Staff Position No. FAS 123(R)-2 “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R),” to provide guidance on the application of the term “grant date” in SFAS No. 123R. In accordance with this Staff Position, the grant date of an award shall be the date the award is approved by our board of directors if, at such time, (i) the recipient of the award does not have the ability to negotiate the key terms and conditions of the award and (ii) the key terms of the award are expected to be communicated to the recipients within a relatively short time period after the date of approval. SFAS No. 123R replaces Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25. Before the adoption of SFAS No. 123R, we applied APB 25 to account for our stock-based compensation.

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

We use the Black-Scholes model in determining the fair value of stock-based compensation issued to employees and directors. The fair value of the stock options granted was estimated using this model on the date of grant using the assumptions noted in the following table:

	Six Months Ended
	June 30 2006	June 30 2005
Expected life (years) (1)	4.75	5.50
Risk-free interest rate (2)	4.43%	3.65%
Volatility	24.78%	32.23%
Dividend yield	0.14%	0.16%

(1)	Beginning in 2006, with the adoption of SFAS No. 123R, the expected life of stock options granted was based on the simplified method. Stock options have historically been granted with a vesting period of four years, expiring over seven or ten years.
(2)	The risk-free rate is based on the U.S. treasury yield curve in effect at the time of grant.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

For the three months ended June 30, 2006, the adoption of SFAS No. 123R resulted in incremental stock-based compensation of $2.8 million, of which $1.1 million was deferred as policy acquisition costs. The incremental stock-based compensation expense for the three months ended June 30, 2006 caused income before income taxes and net income to decrease by $1.7 million and $1.1 million, respectively, and basic and diluted earnings per share to decrease by $0.01 per share. For the six months ended June 30, 2006, the adoption of SFAS No. 123R resulted in incremental stock-based compensation of $5.8 million, of which $2.5 million was deferred as policy acquisition costs. The incremental stock-based compensation expense for the six months ended June 30, 2006 caused income before income taxes and net income to decrease by $3.3 million and $2.1 million, respectively, and basic and diluted earnings per share to decrease by $0.03 per share. In computing the pro-forma expense in prior years, there was no assumption that any compensation expense related to stock options would be deferred, therefore, pro-forma adjustments in prior periods do not include adjustments related to acquisition costs. Cash provided by operating activities decreased and cash provided by financing activities for the six months ended June 30, 2006 increased by $1.4 million related to excess tax benefits from stock-based payment arrangements.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123R to stock-based employee compensation prior to 2006.

(In thousands, except per share amounts)	Three Months Ended June 30 2005	Six Months Ended June 30 2005
Net income, as reported	$140,224	$255,836
Add: Stock-based employee compensation expense included in reported net income, net of tax	164	1,562
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax	(2,860)	(6,934)

Pro forma net income	$137,528	$250,464

Pro forma net income available to common stockholders	$138,330	$252,068

Earnings per share
Basic—as reported	$1.64	$2.92

Basic—pro forma	$1.61	$2.88

Diluted—as reported	$1.56	$2.79

Diluted—pro forma	$1.53	$2.73

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

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

A grantee may pay the option price in cash or, with the consent of the Compensation and Human Resources Committee of our board of directors (the “Compensation Committee”), shares of our common stock, or by making other arrangements satisfactory to us.

Information with regard to stock options for the period ended June 30, 2006, is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding, January 1, 2006	3,873,738	$39.37
Granted	1,030,650	56.03
Exercised	(455,348)	38.79
Forfeited	(181,738)	46.33
Expired	(8,906)	39.12

Outstanding, June 30, 2006	4,258,396	43.18

Exercisable, June 30, 2006	2,286,871	36.39

Available for grant, June 30, 2006	2,287,865

The amount of cash received from the exercise of stock options in the six months ended June 30, 2006 was approximately $17.7 million and the related tax benefit was approximately $6.2 million. The total intrinsic value of options exercised, at the date of exercise, during the six months ended June 30, 2006, was $9.3 million.

We generally issue shares from unissued reserved shares for exercises with an exercise price less than the treasury stock repurchase price and from treasury stock when the exercise price is greater than the treasury stock repurchase price.

The table summarizes information regarding fully vested share options as of June 30, 2006:

($ in million, except per-share amount)
Number of options vested	2,286,871
Fair value of options vested	$141.3
Weighted-average exercise price per share	$36.39
Aggregate intrinsic value (excess market price over exercise price)	$58.1
Weighted-average remaining contractual term of options (in years)	4.83

The weighted average fair values of the stock options granted during the six months ended June 30, 2006 and 2005 were $16.62 and $17.47, respectively.

The following table summarizes information concerning outstanding and exercisable options at June 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$16.25–$23.38	386,000	2.91	$20.23	386,000	$20.23
$26.47–$39.34	1,379,922	5.13	33.40	1,248,826	33.14
$41.48–$56.68	2,361,560	8.52	51.40	521,131	48.73
$65.48–$68.18	130,914	1.57	65.82	130,914	65.82

	4,258,396			2,286,871

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

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

We granted, under the Plan, 50,000 shares of restricted stock during 2005 and 27,300 shares of restricted stock during 2006, in the case of each grant, vesting over three years.

Under the provisions of SFAS No. 123R, the recognition of deferred compensation as a separate line item on the condensed consolidated balance sheets is no longer required. Therefore, in 2006, the amount that had been included in “deferred compensation” in the condensed consolidated balance sheets at December 31, 2005 was reclassified to additional paid-in-capital. The amount recorded as stock-based compensation expense related to restricted stock for the three and six months ended June 30, 2006 was $0.4 million and $0.7 million, respectively.

Changes in our restricted stock were as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Unvested, January 1, 2006	50,000	$46.67
Granted	27,300	58.02
Vested	(13,333)	46.32
Forfeited	—	—
Expired	—	—

Unvested, June 30, 2006	63,967	$51.59

Phantom Stock

The Compensation Committee may grant phantom stock awards under the Plan, which entitle grantees to receive shares of our common stock on a vesting date (referred to in the Plan as the conversion date) established by the Compensation Committee. The phantom stock may be subject to further vesting restrictions, as the Compensation Committee determines. Unless otherwise provided in a grant letter, if a grantee’s relationship with us terminates during any period in which vesting restrictions apply, the phantom stock grant terminates as to all shares covered by the grant as to which vesting restrictions have not lapsed and such shares will be forfeited. Our practice to date has been to grant phantom stock to directors with a vesting date upon the termination of the director’s relationship with us. In addition, we are also using phantom stock to fund awards issued under our Performance Share Plan adopted in 2005. See “Performance Shares” below. Each share of phantom stock is granted at full value with no exercise price. All phantom stock will be paid in whole shares of our common stock, with fractional shares paid in cash. The amount recorded as stock-based compensation expense related to phantom stock for the three and six months ended June 30, 2006 was $0.2 million and $1.6 million, respectively.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Changes in our phantom stock were as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Unvested, January 1, 2006	97,633	$42.31
Granted	18,468	56.03
Vested	(10,000)	47.13
Forfeited	—	—
Expired	—	—

Unvested, June 30, 2006	106,101	$44.24

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan (the “ESPP”). A total of 200,000 shares of our authorized non-issued common stock have been made available under the ESPP. The ESPP allows eligible employees to purchase shares of our stock at a discount of 15% of the beginning-of-period or end-of-period (each period being the first and second six calendar months) fair market value of the stock, whichever is lower. Eligibility under the ESPP is determined based on standard weekly work hours and tenure with us and eligible employees are limited to a maximum contribution of $400 per payroll period toward the purchase of our stock. Under the ESPP, we sold 8,382 and 8,482 shares to employees during the six months ended June 30, 2006 and 2005, respectively. Beginning in 2006, we applied SFAS No. 123R in accounting for the ESPP. The effect of the issuance of shares under the ESPP on our net income and earnings per share was immaterial in 2005. The amount recorded as stock-based compensation related to the ESPP for the three and six months ended June 30, 2006 was $44.7 thousand and $89.4 thousand, respectively.

The following are weighted average assumptions used in our calculation of ESPP compensation expense for the six months ended June 30, 2006:

June 30, 2006
Expected life	6 months
Risk-free interest rate	4.35%
Volatility	21.15%
Dividend yield	0.07%

Performance Shares

Effective February 8, 2005, our stockholders approved the 2005 Performance Share Plan (the “Program”). The Program is intended to motivate our executive officers by focusing their attention on critical financial indicators that measure our success. The performance share awards granted pursuant to the Program are funded by equity awards under the Plan. We are currently using phantom stock grants to fund awards under the Program. The Compensation Committee grants performance share awards to eligible participants with respect to performance periods of overlapping durations. Both the first and second performance periods under the Program are three-year periods that began on January 1, 2005 and January 1, 2006, respectively. Some shares were issued after the approval of the Program in May 2005. The Compensation Committee expects that future performance periods will cover additional three-year periods beginning on January 1 of each year.

At the establishment of each performance period, a target number of performance shares are established for each participant in the Program. The performance shares are denominated in shares of common stock and are

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

settled in common shares. The maximum payout under any performance share award is 250,000 shares of common stock. The amount of stock-based compensation expense related to performance shares for the three and six months ended June 30, 2006 was $0.5 million and $1.2 million, respectively.

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

As of June 30, 2006, unrecognized compensation expense related to the unvested portion of our stock-based awards was approximately $37.2 million. This cost is expected to be recognized over a weighted average period of 3.0 years.

9—Recent Accounting Pronouncements

In April 2006, the FASB issued FSP No. FIN 46(R)-6 “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R),” which addresses how a reporting enterprise should determine the variability to be considered in applying FASB Interpretation No. 46(R) (“FIN 46R”). The variability that is considered in applying FIN 46(R) affects the determination of (i) whether the entity is a variable interest entity, (ii) which interests are variable interests in the entity, and (iii) which party, if any, is the primary beneficiary of the variable interest entity. That variability will affect any calculation of expected losses and expected residual returns, if such a calculation is necessary. FSP No. FIN 46(R) is effective beginning the first day of the reporting period beginning after June 15, 2006. Management does not believe that the adoption of this FSP will have a material impact on our results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of FIN 48 is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period this Interpretation is adopted. The cumulative effect of applying the provisions of FIN 48 shall be reported as an adjustment to the opening balance of retained earnings. Management has calculated the estimated impact of applying FIN 48, and has determined that the effect upon the opening balance of retained earnings is not likely to be material.

10—Other Information

Since September 2002, our board of directors has authorized five separate repurchase programs, including the current program, for the repurchase, in the aggregate, of up to 19.5 million shares of our common stock on the open market. At March 31, 2004, we had repurchased all 2.5 million shares under the initial program (announced September 24, 2002) at a cost of approximately $87.0 million. At March 31, 2005, we had repurchased an additional 5.0 million shares under the second program (announced May 11, 2004, and extended on September 8, 2004) at a cost of approximately $235.9 million, and at June 30, 2005, we had repurchased all 5.0 million shares under the third program (announced February 15, 2005) at a cost of approximately $240.0 million. At December 31, 2005, we had repurchased all 3.0 million shares authorized under the fourth repurchase

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

program (announced August 9, 2005) at a cost of approximately $160.0 million. All share repurchases made to date were funded from available working capital, and were made from time to time depending on market conditions, share price and other factors.

On February 8, 2006, we announced that our board of directors had authorized a fifth repurchase program of up to 4.0 million shares of our common stock on the open market. At June 30, 2006, we had repurchased 2.0 million of the 4.0 million shares at a cost of approximately $121.9 million. Stock purchases under this program are funded from available working capital and are made from time to time, depending on market conditions, stock price and other factors. The board did not set an expiration date for this program.

We also may purchase shares on the open market to meet option exercise obligations and to fund 401(k) matches and purchases under our Employee Stock Purchase Plan and may consider additional stock repurchase programs in the future.

Until September 30, 2004, our financial guaranty business also included our ownership interest in Primus Guaranty, Ltd. (“Primus”), a Bermuda holding company and parent to Primus Financial Products, LLC, a provider of credit risk protection to derivatives dealers and credit portfolio managers on individual investment-grade entities. In September 2004, Primus issued shares of its common stock in an initial public offering. We sold a portion of our shares in Primus as part of this offering. As a result of our reduced ownership and influence over Primus after the initial public offering, we reclassified our investment in Primus to our equity securities portfolio. Accordingly, beginning with the fourth quarter of 2004, we began recording changes in the fair value of the Primus securities as other comprehensive income rather than recording income or loss as equity in net income of affiliates. In 2005 and during the first quarter of 2006, we sold all of our remaining interest in Primus, recording a total pre-tax gain of $2.8 million in the last half of 2005 and a pre-tax gain of $21.4 million in the first quarter of 2006.

During the quarter ended June 30, 2006, we determined that certain liabilities to taxing authorities were no longer probable due to the expiration of the statute of limitations on the related tax positions. As a result, approximately $10 million in tax liabilities were reversed in the second quarter of 2006.

In July 2006, Radian Guaranty received a $43.2 million dividend from Sherman. Another insurance subsidiary received a $3.4 million dividend from C-BASS in July 2006.

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

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

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

The discount rate is established by comparing the projection of expected benefit payments based on the assumptions used for the actuarial valuation to the Citigroup Pension Discount Curve (published monthly) as of December 31 of the fiscal year. The expected benefit payments are discounted by each corresponding discount rate on the yield curve. Once the present value of the string of benefit payments is established, we solve for the single spot rate to apply to all obligations of the plan that will exactly match the previously determined present value. This result is rounded to the nearest 25 basis points.

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

We disclosed in our financial statements for the year ended December 31, 2005 that we expected to contribute $3.0 million to the Pension Plan and SERP in 2006. As of June 30, 2006, $2.2 million of contributions had been made. We presently anticipate contributing an additional $0.8 million to fund the Pension Plan and SERP by the end of 2006.

The components of the Pension Plan/SERP benefit and net periodic postretirement benefit costs are as follows (in thousands):

	Three Months Ended June 30
	Pension Plan/SERP		Postretirement Welfare Plan
	2006	2005	2006	2005
Service cost	$1,321	$1,136	$2	$2
Interest cost	542	457	16	18
Expected return on plan assets	(377)	(292)	—	—
Amortization of prior service cost	63	63	(2)	(1)
Recognized net actuarial loss (gain)	94	68	(1)	17

Net periodic benefit cost	$1,643	$1,432	$15	$36

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

	Six Months Ended June 30
	Pension Plan/SERP		Postretirement Welfare Plan
	2006	2005	2006	2005
Service cost	$2,642	$2,287	$5	$5
Interest cost	1,084	929	31	31
Expected return on plan assets	(754)	(562)	—	—
Amortization of prior service cost	126	126	(3)	(3)
Recognized net actuarial loss (gain)	188	138	(3)	(3)

Net periodic benefit cost	$3,286	$2,918	$30	$30

12—Selected Financial Information of Registrant—Radian Group Inc.

The following is selected financial information for the parent company:

(In thousands)	June 30 2006	December 31 2005
Investment in subsidiaries, at equity in net assets	$4,517,493	$4,257,682
Total assets	4,624,588	4,491,911
Long-term debt	747,615	747,466
Total liabilities	794,420	829,031
Total stockholders’ equity	3,830,168	3,662,880
Total liabilities and stockholders’ equity	4,624,588	4,491,911

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

We guarantee the payment of up to $25.0 million of a revolving credit facility issued to Sherman. On December 22, 2005, the facility was extended until December 21, 2006. There are no amounts outstanding under this facility at June 30, 2006.

We have committed to invest $10 million in a fund sponsored and managed by C-BASS. The fund invests in real estate related securities and had total assets of $262.9 million at June 30, 2006. C-BASS is also a co-investor in the fund. We had invested $5.2 million in the fund at June 30, 2006.

Radian Guaranty has agreed to maintain Radian Europe’s capital at or above the amount required by the Financial Service Authority (“FSA”), the regulator of financial services in the United Kingdom. To the extent that Radian Guaranty is prohibited under applicable insurance regulations from performing its capital maintenance obligations, Radian Group Inc., the parent company, has agreed to maintain Radian Europe’s capital at or above the amount required by the FSA (£30 million at June 30, 2006), up to $300 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis should be read in conjunction with our condensed consolidated financial statements and the notes thereto included in this report and our audited financial statements, notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K for the fiscal year ended December 31, 2005 for a more complete understanding of our financial position and results of operations.

Business Summary

Our principal business segments are mortgage insurance, financial guaranty and financial services. The following table shows the percentage contributions to net income and equity allocated to each business segment as of and for the six months ended June 30, 2006:

	Net Income	Equity
Mortgage Insurance	55%	58%
Financial Guaranty	18%	33%
Financial Services	27%	9%

Mortgage Insurance

Our mortgage insurance business provides credit-related insurance coverage, principally through private mortgage insurance, and risk management services to mortgage lending institutions located throughout the United States and select countries overseas. We provide these products and services through our wholly-owned subsidiaries, Radian Guaranty Inc., Amerin Guaranty Corporation, Radian Insurance Inc. and Radian Europe Limited (which we refer to as “Radian Guaranty,” “Amerin Guaranty” “Radian Insurance” and “Radian Europe”, respectively). Private mortgage insurance protects mortgage lenders from all or a portion of default-related losses on residential first mortgage loans made mostly to home buyers who make down payments of less than 20% of the home’s purchase price. Private mortgage insurance also facilitates the sale of these mortgage loans in the secondary mortgage market, some of which are sold to Federal Home Loan Mortgage Corp. (“Freddie Mac”) and Federal National Mortgage Association (“Fannie Mae”). We sometimes refer to Freddie Mac and Fannie Mae collectively as “Government Sponsored Enterprises” or “GSEs”.

Our mortgage insurance business, through Radian Guaranty, offers primary and pool private mortgage insurance coverage on residential first-lien mortgages. At June 30, 2006, primary insurance on first-lien mortgages made up 90% of our total domestic first-lien mortgage insurance risk in force, and pool insurance on domestic first-lien mortgages made up 10% of our total first-lien mortgage insurance risk in force. We use Radian Insurance to provide credit enhancement for mortgage-related capital market transactions and to write credit insurance on mortgage-related assets that monoline mortgage guaranty insurers are not permitted to insure, including net interest margin securities (“NIMs”), international insurance and reinsurance transactions, second-lien mortgages, home equity loans and credit default swaps (collectively, we refer to the risk associated with these transactions as “other risk in force”). We also insure second-lien mortgages through Amerin Guaranty.

We carefully review and assess international markets for opportunities to expand our mortgage insurance operations. In March 2006, Radian Europe received authorization to conduct mortgage insurance operations in the United Kingdom (“U.K”) and, subject to compliance with the European Union passporting rules, several other European Union jurisdictions. In July 2006, Standard & Poor’s Ratings Services (“S&P”) assigned Radian Europe a AA financial strength rating with a stable outlook. We expect to use Radian Europe to offer a variety of mortgage credit risk solutions, including traditional mortgage insurance, financial guaranty and other structured transactions involving residential mortgage assets, to clients in the U.K. and the European Union.

Financial Guaranty

Our financial guaranty business mainly insures and reinsures credit-based risks. Financial guaranty insurance provides an unconditional and irrevocable guaranty to the holder of a financial obligation of full and timely payment of principal and interest when due.

Our financial guaranty business offers the following products:

•	insurance of public finance obligations, including tax-exempt and taxable indebtedness of states, counties, cities, special service districts and other political subdivisions, and for enterprises such as airports, public and private higher education and health care facilities. The issuers of public finance obligations we insure are typically rated investment grade (BBB-/Baa3 or higher);

•	insurance of structured finance transactions, including collateralized debt obligations and asset-backed securities, consisting of funded and non-funded (“synthetic”) executions that are payable from or tied to the performance of a specific pool of assets. Examples of structured finance transactions include residential and commercial mortgages, a variety of consumer loans, corporate loans and bonds, equipment receivables, private finance initiative assets in sectors such as schools, healthcare and infrastructure projects, real and personal property leases and collateralized corporate debt obligations, including obligations of counterparties under derivative transactions and credit default swaps. Our insured structured finance transactions are generally rated investment-grade without the benefit of our insurance;

•	financial solutions products, including guaranties of securities exchanges, excess-Securities Investor Protection Corporation (“SIPC”) insurance for brokerage firms and excess-Federal Deposit Insurance Corporation (“FDIC”) insurance for banks; and

•	reinsurance of public finance obligations, including those issued by sovereign and sub-sovereign entities, as well as structured finance, financial solutions and previously, trade credit reinsurance obligations. We generally rely on the underwriting performed by the primary insurer for our reinsurance obligations.

In October 2005, we announced that we would be exiting the trade credit reinsurance line of business. Accordingly, this line of business has been placed into run-off and we have ceased initiating new trade credit reinsurance contracts going forward. For the first six months of 2006, trade credit reinsurance accounted for 3.2% of financial guaranty’s net premiums written, down from 25.6% of financial guaranty’s net premiums written in the first six months of 2005 (15.0% excluding the impact of the recapture of business (referred to herein as the “2005 recapture”) by one of the primary insurer customers of our financial guaranty business as discussed in Note 5 to our condensed consolidated financial statements).

On June 29, 2006, S&P affirmed the AA financial strength rating, and revised its outlook upward to stable, for Radian Asset Assurance Inc., (“Radian Asset Assurance”) our principal financial guaranty subsidiary. S&P also affirmed Radian Group Inc.’s A credit rating and revised its outlook for Radian Group upward to stable. Similarly, on July 3, 2006, S&P affirmed the AA financial strength rating and revised its outlook upward to stable for Radian Asset Assurance Limited (“RAAL”), an insurance subsidiary of Radian Asset Assurance authorized to conduct financial guaranty business in the U.K.

Financial Services

The financial services segment includes the credit-based businesses conducted through our affiliates, Credit-Based Asset Servicing and Securitization (“C-BASS”) and Sherman Financial Services Group LLC (“Sherman”). We own a 46% interest in C-BASS and a 34.58% interest in Sherman. C-BASS is a mortgage investment and servicing firm specializing in non-prime, residential mortgage assets and residential mortgage-backed securities. By using sophisticated analytics, C-BASS essentially seeks to take advantage of what it believes to be the mispricing of credit risk for certain of these assets in the marketplace. Sherman is a consumer asset and servicing firm specializing in charged-off and bankruptcy plan consumer assets that it generally purchases at deep discounts from national financial institutions and major retail corporations and subsequently collects upon these receivables. In addition, Sherman originates non-prime credit card receivables through its subsidiary CreditOne, which was acquired in March 2005.

On June 24, 2005, we entered into agreements to restructure our ownership interest in Sherman. As part of the restructuring, we and Mortgage Guaranty Insurance Corporation (“MGIC”) each agreed to sell a 6.92% interest in Sherman to a new entity controlled by Sherman’s management team, thereby reducing our ownership interest and MGIC’s ownership interest to 34.58% for each of us. In return, the new entity controlled by Sherman’s management team paid approximately $15.65 million to us and the same amount to MGIC and agreed to reduce significantly its maximum incentive payout under its annual incentive plan for periods beginning on or after May 1, 2005.

In connection with the restructuring, we and MGIC each also paid $1 million for each of us to have the right to purchase an additional 6.92% interest in Sherman from the new entity controlled by Sherman’s management team for a price intended to approximate current fair market value. The exercise date for our and MGIC’s right to purchase was extended to August 25, 2006, and may be further extended.

Overview of Business Results

As a holder of credit risk, our results are subject to macroeconomic conditions and specific events that impact the credit performance of the underlying insured assets. We experienced positive results throughout the business for the six months ended June 30, 2006, led by strong credit performance and good production despite the challenging business production environment for mortgage insurance and financial guaranty insurance.

The results of our mortgage insurance business were excellent for the six months ended June 30, 2006. Revenues increased from the prior year due mainly to improvements in persistency and a significant amount of structured new insurance written. In addition, credit performance was strong as mortgage insurance claims continue to be lower than anticipated in the second quarter of 2006, which was coupled with a continued decrease in delinquencies, a leading indicator of future claims. Despite this, we remain cautious about the outlook for the housing market, especially in certain parts of the country including the Midwest and the East and West Coasts. The mortgage insurance mix of business has continued to include a higher percentage of lower credit profile business such as Alternative A (“Alt-A”) and A minus mortgages and new unproven products such as interest-only loans and pay option Adjustable-Rate Mortgages (“ARMs”). These products continue to be a growth area of the market as some of the prime mortgage market continues to be absorbed by “80-10-10” arrangements and other hybrid mortgage products that do not typically include mortgage insurance. However, higher interest rates and bank portfolios that are more concentrated with home equity loans have begun to shift some of the prime mortgage market back to the mortgage insurance industry. We expect to continue to increase our insurance of new and emerging products with which we have less experience both domestically and internationally, which adds to the uncertainty of future credit performance. Premiums received for these products are usually higher than more traditional products and often have structuring features such as deductibles that benefit our risk position. We have also protected the unexpected loss to some of this risk by reinsuring it through Smart Home transactions. See “Results of Operations—Mortgage Insurance” for more information regarding Smart Home. As has been the case for the last several years, much of our business has not yet reached its peak claim period.

In the financial guaranty business, we are encouraged by S&P’s affirmation of the AA ratings for Radian Asset Assurance and RAAL and its decision to revise its outlook for these companies upward to stable. We believe that S&P’s affirmation and outlook improvement will help validate our business model and present additional opportunities for the business in the future. New business production was strong during the quarter, despite a continuation of tight credit spreads, which impacted premium rates more than it did our ability to close transactions. Direct and reinsured public finance production was strong and credit performance also was generally good, although we paid $68.0 million in the first quarter of 2006 to terminate one of our derivative financial guaranty contracts that was on our intensified surveillance list. We also continued to write more of our structured business in a super senior, more remote risk position. We expect that revenues in our financial guaranty business will increase modestly over the rest of 2006. We also expect that the stable loss and expense activity that we experienced in the second quarter will remain in the current range for the balance of the year.

For the six months ended June 30, 2006, the financial services segment showed another period of strong earnings and return on investment, which was, in part, a result of the relatively low interest rate and favorable credit environment and a strong demand from investors in asset-backed securities, which were issued at more favorable rates. We expect continued strong results for C-BASS and Sherman in the second half of the year. Absent any unexpected events, Sherman’s results should remain fairly consistent with its first half results, while C-BASS’s revenues are expected to decline in expectation of lower income from transactions. It is also significant to note that both C-BASS and Sherman have been successful in structuring their businesses so that a significant portion of their earnings are derived from recurring sources.

We believe that our diversified credit acquisition, management and distribution and prudent capital management strategies are sound, and we intend to continue to implement these strategies. We see an intersection between the mortgage insurance and financial guaranty markets, with an emphasis on structured credit enhancement products, including credit default swaps, becoming more common in the mortgage credit enhancement market. In the mortgage insurance business, we are hopeful that stability in the housing and job markets can continue to positively impact credit performance and that modestly rising interest rates will help to continue to reduce cancellation rates, particularly on our flow business, although these macroeconomic factors remain outside of our control. We will continue to be challenged to solidify our unique AA financial guaranty business platform by demonstrating the ability to diversify our products, and to grow and write quality business, which will in turn solidify our franchise. This may be difficult in a competitive, tight credit-spread environment. We have begun to see some limited success in our efforts to increase our presence in the global markets for both mortgage and financial guaranty business. This will allow us to take advantage of our core competencies of credit risk analysis and capital allocation to write profitable business internationally, although we do not expect this to be a significant source of earnings for several years. We will also look for opportunities to expand in ways that leverage our core competencies of credit risk analysis and mortgage market expertise.

Since August 29, 2005, the date that Hurricane Katrina first struck and caused extensive property damage to the U.S. Gulf Coast, we have paid approximately $9.9 million in claims on mortgage insurance written in areas damaged by Hurricanes Katrina and Rita (as designated by Freddie Mac, the “designated areas”) as of June 30, 2006, including approximately $6.6 million for claims received after August 29, 2005. In addition, we have paid a total of approximately $70 thousand in claims received after August 29, 2005 on financial guaranty insurance written in the designated areas. This amount relates to a single default that was subsequently cured and for which we have been reimbursed.

While we experienced an increase in defaults in mortgage insurance in designated areas in the months following the hurricanes, defaults have been steadily decreasing since then—approximately 4,104 defaults as of June 30, 2006, which is down from 5,044 defaults at March 31, 2006 and 6,208 defaults as of December 31, 2005. We remain uncertain as to how many claims we ultimately may have to pay on these defaults. There are many factors that are contributing to the uncertainty surrounding these defaults. The organizations servicing these loans are reporting defaults, in some cases, despite the existence of forbearance agreements that permit homeowners to defer mortgage payments on these loans. In addition, we anticipate, but cannot be certain, that aid (both from private organizations and from federal, state and local governments) and payments from property and casualty insurers will help to reduce the number of potential claims in these areas by providing a direct source of cash to homeowners and also serving as an economic stimulus in these areas. Limitations also exist in our master policy of insurance that could prevent us from paying all or part of a claim. For example, we are permitted to adjust a claim where the property underlying a mortgage in default is subject to unrestored physical damage. The level of damage being reported in the areas where the defaulting loans are located varies significantly from region to region. Until we are more certain as to how many of the hurricane-related defaults are likely to result in claims, we intend to reserve for these mortgage insurance defaults as we would for any other non-hurricane-related delinquencies. We therefore, have not taken a view that these loans will perform better or worse than any other delinquencies. As of June 30, 2006, we had established a related mortgage insurance loss reserve of $37.4 million related to the 4,104 Hurricane Katrina- and Rita-related defaults, including a reserve of $12.4 million for 1,302 defaults associated with heavily-damaged areas.

For our financial guaranty business, we believe that certain public finance obligations in the designated areas may require principal and interest advances although the ultimate losses, if any, from such obligations are uncertain. As of June 30, 2006, there has been one default in our public finance obligations in designated areas. As discussed above, this default was subsequently cured and we were reimbursed for this claim payment. We also have exposure in the damaged areas to direct pooled corporate obligations and/or obligations of asset-backed securities; however, we believe there is significant diversification of assets, both as to type and geographical dispersion of the collateral in these pools, and as a result, we view our exposure in these structures to the designated areas as immaterial. We also reinsure pooled corporate obligations that include corporate credits affected by the hurricanes. Defaults of these credits would not likely result in a material claim against us given the degree of credit protection beneath our exposure. As of June 30, 2006, there have been no defaults in structured finance transactions in the designated areas.

As part of our own comprehensive relief program initiated in response to these hurricanes, we are supporting more flexible mortgage payment terms in order to accommodate the financial needs of homeowners in affected areas.

Results of Operations—Consolidated

Quarter Ended June 30, 2006 Compared to Quarter Ended June 30, 2005

The following table summarizes our consolidated results of operations for the quarters ended June 30, 2006 and 2005 (in thousands):

	Three Months Ended June 30		% Change
	2006	2005	2006 vs. 2005
Net income	$148,145	$140,224	5.6%
Net premiums written	298,875	299,218	(0.1)
Net premiums earned	259,086	243,978	6.2
Net investment income	59,678	50,004	19.3
Net gains on securities	5,324	8,723	(39.0)
Change in fair value of derivative instruments	(25,287)	987	n/m
Other income	5,778	6,635	(12.9)
Provision for losses	84,860	83,827	1.2
Policy acquisition costs and other operating expenses	84,919	83,490	1.7
Interest expense	12,538	9,978	25.7
Equity in net income of affiliates	72,038	63,878	12.8
Provision for income taxes	46,155	56,686	(18.6)

n/m-not meaningful

Net Income.    Net income for the second quarter of 2006 was $148.1 million or $1.79 per share (diluted), compared to $140.2 million or $1.56 per share (diluted) for the second quarter of 2005. Diluted net income per share for the second quarter of 2005 reflects the inclusion of 3.8 million shares underlying our contingently convertible debt, which was redeemed in its entirety on August 1, 2005. Including these shares in the calculation resulted in a reduction in diluted net income per share of $0.06 for the second quarter of 2005. The increase in net income for the quarter ended June 30, 2006 is mainly due to an increase in premiums earned, net investment income and equity in net income of affiliates and a decrease in the provision for income taxes partially offset by an increased loss in change in fair value of derivative instruments.

Net Premiums Written and Earned.    Consolidated net premiums written for the second quarter of 2006 were $298.9 million, unchanged from the year ago period. Consolidated net premiums earned for the second quarter of 2006 were $259.1 million, a $15.1 million or 6.2% increase from $244.0 million earned in the second quarter of 2005. Earned premiums increased as a result of higher volumes and the acceleration of premiums earned resulting from the cancellation of policies contained in single premium structured transactions.

Net Investment Income.    Net investment income of $59.7 million for the second quarter of 2006 was up from $50.0 million in the second quarter of 2005. This increase was mainly due to an increase in the yield on bonds in our investment portfolio as a result of a net increase in average investable funds and higher interest rates. In addition, we recognized approximately $3.5 million of income on private equity investments we made as part of our small allocation to non-investment grade investments. We target our investment portfolio’s exposure to common equity at a maximum of 5% of the investment portfolio’s market value, while the investment-grade convertible securities and investment-grade taxable bond exposures are each targeted not to exceed 10% of the investment portfolio’s market value.

Net Gains on Securities and Change in Fair Value of Derivative Instruments.    Net gains on securities in the second quarter of 2006 were $5.3 million (pre-tax), compared to $8.7 million (pre-tax) for the second quarter of 2005. For the quarter ended June 30, 2006, the change in fair value of derivative instruments was a net loss of $25.3 million (pre-tax), compared to a net gain of $1.0 million (pre-tax) for the quarter ended June 30, 2005. The loss in the second quarter of 2006 was mainly a result of the widening of credit spreads, which decreased the fair value of derivatives in the financial guaranty segment. In addition, the performance of the equity markets during 2006 resulted in negative performance in the equity component of our convertible securities, which are accounted for as derivatives as discussed in Note 2 to our condensed consolidated financial statements.

Other Income.    Other income decreased to $5.8 million for the second quarter of 2006 from $6.6 million for the second quarter of 2005, mainly due to a decrease in contract underwriting fees partially offset by an increase in surveillance fees.

Provision for Losses.    The provision for losses for the second quarter of 2006 was $84.9 million, a slight increase from the $83.8 million reported for the second quarter of 2005. Although our mortgage insurance business experienced a decrease in default rates and claims paid, the mortgage insurance provision reflects management’s view that there will be slightly higher average claims. At June 30, 2006, we made a judgment to reserve at a level slightly above the midpoint, given the uncertainty around the ultimate performance of our defaulted non-prime products and the potential overpricing in certain housing markets. The provision for losses for our financial guaranty business increased in the second quarter of 2006 compared to the second quarter of 2005. The lower provision for losses for the second quarter of 2005 reflects general favorable loss development throughout the business during this period and a reduction in prior years’ reserves for trade credit reinsurance. A lower level of trade credit business, which generally carries a higher loss ratio also reduced the provision for losses for our financial guaranty business in the second quarter of 2006.

Policy Acquisition Costs and Other Operating Expenses.    Policy acquisition costs were $26.8 million for the second quarter of 2006, a decrease of $4.3 million or 13.7% from the $31.1 million reported for the second quarter of 2005. The amount reported in the second quarter of 2006 reflects a $1.6 million acceleration of deferred policy acquisition cost amortization in our mortgage insurance segment coinciding with the run-off of business. The second quarter 2005 amount reflects a $3.2 acceleration of deferred policy acquisition costs, which decreased the balance of the asset to be amortized in future periods. The total acceleration of deferred policy acquisition costs in 2005 was $5.1 million. Other operating expenses were $58.1 million in the second quarter of 2006 compared to $52.4 million in the second quarter of 2005. The 2006 second quarter amount includes $1.7 million related to the recognition of compensation expense in accordance with Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”) and $3.0 million in costs related to the Smart Home transaction that closed in May, 2006. Other increases were noted in employee costs, premium tax expense, software depreciation and rent expense.

Interest Expense.    Interest expense for the quarter ended June 30, 2006 was $12.5 million, an increase of $2.5 million or 25.7%, from $10.0 million in the second quarter of 2005. The increase was mainly due to the issuance of debt at higher interest rates and a negative impact from interest rate swaps that we entered into in 2004. The interest rate swaps effectively convert the interest rate on our 5.625% Senior Notes due 2013 to a variable rate based on a spread over the London Interbank Offered Rate (“LIBOR”). In 2005, we redeemed $220 million of convertible long-term debt with an interest rate of 2.25% and replaced it with $250 million of long-term debt with an interest rate of 5.375%.

Equity in Net Income of Affiliates.    Equity in net income of affiliates increased to $72.0 million in the second quarter of 2006, up 12.8% from $63.9 million in the second quarter of 2005. This increase resulted from very strong growth in earnings at C-BASS. C-BASS contributed an additional $13.4 million of equity in net income of affiliates in the second quarter of 2006 compared to 2005, while Sherman contributed $27.2 million in the second quarter of 2006 compared to $32.4 million in the second quarter of 2005. For more information, see “Results of Operations—Financial Services” below.

Provision for Income Taxes.    The consolidated effective tax rate was 23.8% for the second quarter of 2006, compared to 28.8% for the second quarter of 2005. During the quarter ended June 30, 2006, we determined that certain liabilities to taxing authorities were no longer probable due to the expiration of the statute of limitations on the related tax positions. As a result, approximately $10 million in tax liabilities were reversed through the provision for income taxes in the second quarter of 2006. We do not expect further reversals related to the expiration of the statute of limitations on these tax positions. As a result, we expect our consolidated effective tax rate, and the tax rates for our business segments to increase next quarter to levels that are more consistent with the tax rates for prior periods. The lower tax rate for the second quarter of 2006 also reflects an increase in income generated from tax-advantaged securities as compared to operating income.

Insurance in Force/Net Debt Service Outstanding.    Insurance in force for our primary mortgage insurance business increased from $108.4 billion at June 30, 2005 to $116.0 billion at June 30, 2006. The amount reported for 2005 reflects the cancellation of $3.6 billion of primary insurance in force related to one customer. Total net debt service outstanding (par plus interest) on transactions insured by our financial guaranty business was $126.6 billion at June 30, 2006, compared to $96.7 billion at June 30, 2005. The amount reported for our financial guaranty business at June 30, 2005 reflects the recapture of approximately $12.4 billion of net debt service outstanding related to the 2005 recapture.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

The following table summarizes our consolidated results of operations for the six months ended June 30, 2006 and 2005 (in thousands):

	Six Months Ended June 30		% Change
	2006	2005	2006 vs. 2005
Net income	$311,843	$255,836	21.9%
Net premiums written	578,480	514,058	12.5
Net premiums earned	512,783	491,003	4.4
Net investment income	113,938	100,866	13.0
Net gains on securities	28,178	20,249	39.2
Change in fair value of derivative instruments	(7,657)	(7,973)	4.0
Other income	10,989	12,743	(13.8)
Provision for losses	163,494	193,327	(15.4)
Policy acquisition costs and other operating expenses	172,560	164,516	4.9
Interest expense	24,378	18,936	28.7
Equity in net income of affiliates	130,378	115,174	13.2
Provision for income taxes	116,334	99,447	17.0

Net Income.    Net income for the six months ended June 30, 2006 was $311.8 million or $3.75 per share (diluted), compared to $255.8 million or $2.79 per share (diluted) for the six months ended June 30, 2005. Diluted net income per share for 2005 reflects the inclusion of 3.8 million shares underlying our contingently convertible debt, which we redeemed in its entirety on August 1, 2005. Including these shares in the calculation resulted in a reduction in diluted net income per share of $0.10 for the six months ended June 30, 2005. The results for the six months ended June 30, 2005 also reflect an immediate reduction in net income of $4.1 million or $0.04 per share related to the 2005 recapture. The increase in net income for 2006 was mainly due to an increase in net premiums earned, net investment income and equity in net income of affiliates and a decrease in the provision for losses, partially offset by an increase in other operating expenses, interest expense and the provision for income taxes.

Net Premiums Written and Earned.    Consolidated net premiums written for the six months ended June 30, 2006 were $578.5 million, a $64.4 million or 12.5% increase from $514.1 million written for the six months ended June 30, 2005. Consolidated net premiums earned of $512.8 million for the six months ended June 30, 2006 increased $21.8 million or 4.4% from $491.0 million earned for the six months ended June 30, 2005. The amount of net premiums written reported in the six months ended June 30, 2005 reflects a reduction of $54.7 million in financial guaranty written premiums related to the 2005 recapture, which also reduced earned premiums by $4.5 million. Our mortgage insurance business experienced an increase in structured transactions written during the six months ended June 30, 2006, for which premium rates fluctuate significantly, depending upon the coverage type and structure. Our financial guaranty business experienced an increase in premiums earned during the first six months of 2006 on structured direct products and an increase in insurance written on structured direct products and public finance products. Net premiums written and earned in the first six months of 2006 were impacted by the run-off in the trade credit reinsurance line of business.

Net Investment Income.    Net investment income increased to $113.9 million for the six months ended June 30, 2006 from $100.9 million for the six months ended June 30, 2005. This increase was mainly due to an increase in the yield on bonds in our investment portfolio as a result of a net increase in average investable funds and higher interest rates. In addition, we recognized income of approximately $3.5 million on private equity investments in 2006.

Net Gains on Securities and Change in Fair Value of Derivative Instruments.    Net gains on securities for the six months ended June 30, 2006 were $28.2 million (pre-tax), compared to $20.2 million (pre-tax) for the six months ended June 30, 2005. This increase was mainly due to the $21.4 million pre-tax gain as a result of the sale of our remaining interest in Primus Guaranty, Ltd. (“Primus”) in the first quarter of 2006. The 2005 amount includes the sale of convertible bonds that were in a gain position. For the six months ended June 30, 2006, the change in fair value of derivative instruments was a net loss of $7.7 million (pre-tax), compared to a net loss of $8.0 million (pre-tax) for six months ended June 30, 2005. The 2006 amount includes a $17.2 million charge related to a payment made in March 2006 in connection with the termination of a financial guaranty contract. Offsetting this was a slight tightening of credit spreads and an increase in the equity component of our convertible bond portfolio.

Other Income.    Other income decreased to $11.0 million for the six months ended June 30, 2006 from $12.7 million for the six months ended June 30, 2005, mainly due to a lower level of income from contract underwriting income offset by higher surveillance fees.

Provision for Losses.    The provision for losses for the six months ended June 30, 2006 was $163.5 million, a decrease of $29.8 million or 15.4% from the $193.3 million reported for the six months ended June 30, 2005. The decrease was mostly driven by a decrease in claims paid and declining delinquencies in our mortgage insurance segment during the six months ended June 30, 2006.

Policy Acquisition Costs and Other Operating Expenses.    Policy acquisition costs were $54.2 million for the six months ended June 30, 2006, a decrease of $6.2 million or 10.3% from the $60.4 million reported for the six months ended June 30, 2005. The amount reported in 2006 reflects a $1.6 million acceleration of deferred policy acquisition cost amortization in the mortgage insurance segment. The amount reported for 2005 includes a $3.2 million acceleration of deferred policy acquisition costs. During all of 2005, we accelerated $5.1 million of deferred policy acquisition costs, which decreased the balance of the asset to be amortized in the future. The amortization of policy acquisition costs in 2006 also includes $2.4 million related to one derivative financial guaranty contract that was terminated by us in March 2006. The policy acquisition costs for this one policy were deferred prior to our adoption of the policy of expensing policy acquisition costs associated with originating derivative financial guaranty products. The amortization of policy acquisition costs reported for the six months ended June 30, 2005 reflects an increase of $1.7 million related to the 2005 recapture. Other operating expenses were $118.4 million for the six months ended June 30, 2006 compared to $104.1 million for the six months ended June 30, 2005. The 2006 amount includes $3.3 million related to compensation expense recognized in accordance with SFAS No. 123R. Other increases were noted in employee costs, premium tax expense, office equipment depreciation, software depreciation, rent expense and costs associated with Smart Home transactions.

Interest Expense.    Interest expense of $24.4 million for the six months ended June 30, 2006 increased $5.5 million or 28.7% from $18.9 million for the six months ended June 30, 2005, mainly due to an increase in long-term debt at higher interest rates and a negative impact from interest rate swaps that we entered into in 2004. The interest rate swaps effectively convert the interest rate on our 5.625% Senior Notes due 2013 to a variable rate based on a spread over LIBOR. In August 2005, we redeemed $220 million of convertible long-term debt with an interest rate of 2.25%. We replaced it in June 2005 with $250 million of long-term debt with an interest rate of 5.375%.

Equity in Net Income of Affiliates.    Equity in net income of affiliates increased to $130.4 million for the six months ended June 30, 2006, up 13.2% from $115.2 million for the six months ended June 30, 2005. This resulted from an increase in earnings at C-BASS. See “Results of Operations—Financial Services” below.

Provision for Income Taxes.    The consolidated effective tax rate was 27.2% for the six months ended June 30, 2006, compared to 28.0% for the six months ended June 30, 2005. During the quarter ended June 30, 2006, we determined that certain liabilities to taxing authorities were no longer probable due to the expiration of the statute of limitations on the related tax positions. As a result, approximately $10 million in tax liabilities were reversed through the provision for income taxes in the second quarter of 2006.

Results of Operations—Mortgage Insurance

Home purchase transactions have remained at strong levels, and although the mortgage insurance industry did not fully benefit from this in 2005 due to a loss of business to alternative mortgage executions that exclude mortgage insurance, we are optimistic that increases in interest rates and other factors have begun to lead to a cyclical recovery of business for the mortgage insurance industry in 2006. Refinance activity, which often results in the elimination of the need for mortgage insurance on the refinanced loan, has remained relatively high during the first six months of 2006, which typically reduces the overall percentage of loans requiring mortgage insurance. Positively, there is a continued increase in demand for structured transactions and non-traditional products, although the volume of such business typically fluctuates between periods. Primary new insurance written by our mortgage insurance business during the second quarter of 2006 was $11.5 billion, a $1.4 billion or 10.9% decrease from $12.9 billion written in the second quarter of 2005. Primary new insurance written by our mortgage insurance business during the six months ended June 30, 2006 was $24.4 billion, a $5.4 billion or 28.4% increase from $19.0 billion written during the six months ended June 30, 2005. During the second quarter of 2006, our mortgage insurance business wrote $6.6 billion in flow business and $4.9 billion in structured transactions, compared to $6.1 billion in flow business and $6.8 billion in structured transactions for the second quarter of 2005. For the six months ended June 30, 2006, our mortgage insurance business wrote $11.9 billion in flow business and $12.5 billion in structured transactions, compared to $11.8 billion in flow business and $7.2 billion in structured transactions for the six months ended June 30, 2005. Also during the six months ended June 30, 2006, our mortgage insurance business wrote $269 million of pool risk compared to $304 million for the six months ended June 30, 2005.

Our participation in structured transactions is likely to vary significantly from period to period because we compete with other mortgage insurers, as well as capital market executions, for these transactions. However, the overall level of opportunity to write such business is expected to rise over time. During the quarter ended June 30, 2006, we continued to write more structured primary business in a second-loss risk position. There is a lower average premium rate associated with this business, reflecting the more remote risk associated with this business due to the existence of deductibles in front of our risk position. As a result, premium growth will not equal the growth in new insurance written resulting from these lower premium products. Positively, the capital allocation requirements resulting from these transactions is lower, commensurate with the more remote risk, and we believe these products are less vulnerable to a housing decline than higher premium, first-loss products.

For the three months ended June 30, 2006, other risk written decreased to $100 million compared to $245 million for the three months ended June 30, 2005. For the six months ended June 30, 2006, other risk written on non-traditional products decreased to $384 million from $854 million for the six months ended June 30, 2005. Most of the other risk written for the six months ended June 30, 2006 was second-lien insurance and net interest margin securities (“NIMs”). Included in the approximate $854 million of other risk written for the six months ended June 30, 2005 is $511 million of risk written related to a single transaction that is a AAA wrap on a large mortgage portfolio and $207 million of risk written on traditional mortgages in Hong Kong.

In the mortgage insurance segment, the highest state concentration of primary risk in force at June 30, 2006, was Florida at 9.3%, compared to 9.4% at June 30, 2005. The highest state concentration of primary risk in force at June 30, 2005, was California at 10.3% compared to 8.7% at June 30, 2006. The percentage of risk in California has been falling over the past few years due to the high cancellation rate and the lower percentage of new business written. California accounted for 13.7% of the mortgage insurance segment’s direct primary new insurance written for the six months ended June 30, 2006 compared to 13.6% for the six months ended June 30, 2005. The largest single customer of our mortgage insurance segment (including branches and affiliates of such customer), measured by new insurance written, accounted for 8.1% of new insurance written for the six months ended June 30, 2006 compared to 21.5% for the six months ended June 30, 2005.

Refinancing activity, as a percentage of our primary new insurance written, was 37% for the six months ended June 30, 2006, compared to 48% for the six months ended June 30, 2005. The persistency rate, which is defined as the percentage of insurance in force that remains on our books after any 12-month period, was 62.8% for the twelve months ended June 30, 2006, compared to 56.9% for the twelve months ended June 30, 2005. Persistency during the twelve months ended June 30, 2006 increased due to a decline in refinancing activity from the high levels in the first half of 2005. Although persistency has trended up, the shift in our product mix during the last couple of years to a larger percentage of structured business will likely reduce the continued growth in overall persistency rates. The persistency rate for structured products during the twelve months ended June 30, 2006 is 51% compared to 66% for our flow business.

During the second quarter of 2006, non-prime business accounted for $5.4 million or 46.6% of new primary insurance written by our mortgage insurance business, compared to $6.3 million or 48.5% for the second quarter of 2005. During the six months ended June 30, 2006, non-prime business accounted for $12.1 billion or 49.9% of new primary insurance written by our mortgage insurance business, compared to $8.0 billion or 42.4% for the six months ended June 30, 2005. Of the $12.1 billion of non-prime business written for the six months ended June 30, 2006, $9.8 billion or 81.0% was Alt-A. The relatively high amount of non-prime business is a result of the higher level of structured business written during the six months ended June 30, 2006, which tends to be more concentrated in non-prime loans.

In 2004, we developed an approach for reinsuring our risk. The arrangement, which we refer to as “Smart Home,” effectively transfers risk from our portfolio to investors in the capital markets. Ceded premiums written for the three months ended June 30, 2006 and 2005 include $2.9 million and $0.9 million, respectively, related to the Smart Home transactions. Ceded premiums written for the six months ended June 30, 2006 and 2005 include $5.1 million and $1.6 million, respectively, related to the Smart Home transactions. As of June 30, 2006, there have been no ceded losses as a result of the Smart Home transactions.

Since August 2004, we have completed four “Smart Home” arrangements. Details of these transactions (aggregated) as of the initial closing of each transaction and as of June 30, 2006 are as follows:

	Initial	As of June 30, 2006
Pool of mortgages (par value)	$14.72 billion	$11.9 billion
Risk in force (par value)	$3.90 billion	$3.04 billion
Notes sold to investors/risk ceded (principal amount)	$718.6 million	$679.3 million

Smart Home protects us against catastrophic loss as we continue to take on higher risk, concentrated positions and unproven products. As a result, we consider Smart Home arrangements to be important to our ability to effectively manage our risk profile, especially, in the non-prime market. At June 30, 2006 approximately 12% of our primary risk in force was included in Smart Home arrangements. At December 31, 2005 and June 30, 2005 approximately 8% and 2%, respectively, of our primary risk in force was included in Smart Home arrangements. In these transactions, we reinsure the middle layer risk positions, while retaining a significant portion of the total risk comprising the first loss and most remote risk positions.

Direct primary insurance in force was $116.0 billion at June 30, 2006, compared to $109.7 billion at December 31, 2005 and $108.4 billion at June 30, 2005. At June 30, 2006, non-prime insurance in force was $39.1 billion or 33.7% of total primary mortgage insurance in force, compared to $33.9 billion or 31.2% at June 30, 2005. Of the $39.1 billion of non-prime insurance in force at June 30, 2006, $26.0 billion or 66.4% was Alt-A. We anticipate that the mix of non-prime mortgage insurance business and non-traditional insurance products could continue to fluctuate as a result of structural changes, competitive pricing differentials and competitive products in the mortgage lending and mortgage insurance business.

Pool risk in force was $2.9 billion at June 30, 2006, compared to $2.7 billion at December 31, 2005 and $2.6 billion at June 30, 2005. In 2006, we wrote a significant amount of pool risk where we are in a second-loss position, and will therefore only pay claims if pool losses are greater than any applicable deductible or stop-loss.

Other risk in force was $10.3 billion at June 30, 2006, compared to $9.7 billion at December 31, 2005 and $1.9 billion at June 30, 2005. Other risk in force at June 30, 2006 included a higher level of second-lien mortgage insurance and domestic credit default swaps. Other risk in force at June 30, 2006 and December 31, 2005, included two large international mortgage securitizations comprising a total of $7.9 billion and $7.5 billion of risk, respectively, in which we provided credit enhancement at a AAA level in credit default swap form. Because of the remote nature of the risk associated with these transactions, premiums are low as a percentage of exposure.

The default and claim cycle in the mortgage insurance business begins with our receipt of a default notice from the insured. Generally, our master policy of insurance requires the insured to notify us of a default within 15 days after the loan has become 60 days past due. The total number of loans in default decreased from 57,088 at December 31, 2005 to 56,484 at June 30, 2006. The average loss reserve per default increased from $10,444 at the end of 2005 to $10,490 at June 30, 2006. Primary and pool defaults at June 30, 2006, also included approximately 551 and 9,867 defaults, respectively, on loans where reserves have not been established because no claim payment was anticipated. Excluding those defaults without a related reserve, the average loss reserve per default was $12,863 for the six months ended June 30, 2006. The loss reserve as a percentage of risk in force was 1.5% at June 30, 2006, compared to 1.6% at December 31, 2005. The non-prime mortgage insurance business experienced a slight increase in the number of defaults at June 30, 2006 compared to June 30, 2005, but defaults are down from December 31, 2005. Although the default rate on this business is higher than on prime business, higher premium rates charged for non-prime business are expected to compensate for the increased level of expected losses associated with this business. However, we cannot be certain that the increased premiums charged on non-prime business will compensate for the ultimate losses on this business.

The number of non-prime loans in default at June 30, 2006 was 21,714, which represented 56.3% of the total primary loans in default, compared to 23,525 non-prime loans in default at December 31, 2005, which represented 53.2% of the total primary loans in default and 20,625 non-prime loans in default at June 30, 2005, which represented 55% of the total primary loans in default. The default rate on the Alt-A business decreased to 4.8% at June 30, 2006, compared to 6.4% at December 31, 2005. The default rate on the A minus and below loans was 15.1% at June 30, 2006, compared to 15.8% at December 31, 2005. The default rate on the prime business was 2.9% at June 30, 2006, compared to 3.6% at December 31, 2005. The combined default rate on non-prime business decreased 162 basis points to 9.1% at June 30, 2006 from 10.7% at December 31, 2005, with the default rate on the prime business down 69 basis points from December 31, 2005. A strong economy, particularly employment and housing, generally results in lower default rates and a decrease in the overall level of losses. A weakening of the economy could negatively impact our overall default rates, which would result in an increase in the provision for losses.

Claim activity is not spread evenly throughout the coverage period of a book of business. Relatively few claims on prime business are received during the first two years following issuance of a policy and on non-prime business during the first year. Historically, claim activity on prime loans has reached its highest level in the third through fifth years after the year of policy origination, and on non-prime loans this level is expected to be reached in the second through fourth years. Approximately 70.4% of the primary risk in force and approximately 38.8% of the pool risk in force at June 30, 2006 had not yet reached its highest claim frequency years. Because it is difficult to predict both the timing of originating new business and the cancellation rate of existing business, it is also difficult to predict, at any given time, the percentage of risk in force that will reach its highest claim frequency years on any future date. The combined default rate for both primary and pool insurance, excluding second-lien insurance coverage, was 4.5% at June 30, 2006, compared to 3.8% at December 31, 2005, and 3.1% at June 30, 2005, while the default rate on the primary business was 4.8% at June 30, 2006, compared to 5.6% at December 31, 2005 and 4.7% at June 30, 2005.

Direct claims paid for the three and six months ended June 30, 2006 were $77.6 million and $157.8 million, respectively, down from $79.6 million and $165.4 million, respectively, for the three and six months ended June 30, 2005. The average claim paid has fluctuated over the past few years mostly due to differing coverage amounts and loan balances. In addition, changes in real estate values may also affect the amount of the average claim paid, and in the second quarter of 2006, we experienced a reduction in our ability to mitigate losses as a result of slowing home price appreciation. Claims paid on second-lien mortgages increased for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 as a result of an increase in the volume of second-lien business written over the past few years on which we have begun paying claims, partially offset by an increase in recoveries. For the majority of risk written on second-lien business during the six months ended June 30, 2006, we are in a second loss position. In reviewing our claims inventory, we expect that paid claims will increase modestly in 2006 with the largest increase occurring towards the end of the year.

A disproportionately higher incidence of claims in Georgia is directly related to what our risk management department believes to be questionable property value estimates in that state. Several years ago, our risk management department put into place several property valuation checks and balances to mitigate the risk of this issue recurring, and now applies these same techniques to all mortgage insurance transactions. We expect this higher incidence of claims in Georgia to continue until loans originated in Georgia before the implementation of these preventive measures become sufficiently seasoned. A higher level of claim incidence in Texas resulted, in part, from unemployment levels that were higher than the national average and from lower home price appreciation. We believe that claims in the Midwest have been rising and will continue to rise due to the weak industrial sector of the economy. We also believe that increased claims in Michigan are a result of declining economic conditions in that area, and that in Colorado, increased claims are a result of a significant decline in property values in that area.

Quarter Ended June 30, 2006 Compared to Quarter Ended June 30, 2005

The following table summarizes our mortgage insurance segment’s results of operations for the quarters ended June 30, 2006 and 2005 (in thousands):

	Three Months Ended June 30		% Change
	2006	2005	2006 vs. 2005
Net income	$83,172	$62,852	32.3%
Net premiums written	217,050	236,271	(8.1)
Net premiums earned	208,670	195,664	6.6
Net investment income	36,150	28,101	28.6
Net gains on securities	3,684	6,653	(44.6)
Change in fair value of derivative instruments	(3,998)	(7,920)	49.5
Other income	3,475	5,679	(38.8)
Provision for losses	77,577	80,225	(3.3)
Policy acquisition costs and other operating expenses	56,262	54,687	2.9
Interest expense	6,984	5,627	24.1
Provision for income taxes	23,986	24,786	(3.2)

Net Income.    Our mortgage insurance segment’s net income for the second quarter of 2006 was $83.2 million, an increase of $20.3 million or 32.3% compared to $62.9 million for the second quarter of 2005. This increase was mainly due to an increase in premiums earned and investment income in the second quarter of 2006 compared to the second quarter of 2005.

Net Premiums Written and Earned.    Net premiums written were $217.1 million for the second quarter of 2006, a $19.2 million or 8.1% decrease compared to $236.3 million written in the second quarter of 2005. Net premiums earned in the second quarter of 2006 were $208.7 million, a $13.0 million or 6.6% increase compared to $195.7 million earned in the second quarter of 2005. Earned premiums increased as a result of an $11.7 million increase in premiums earned from the primary and pool insurance as a result of higher volume in this business. In addition, also contributing to the increase in earned premiums was an acceleration of premiums earned resulting from the cancellation of policies contained in single premium structured transactions. We recently have written more single premium structured transactions in our mortgage insurance business, which increases our unearned premium reserve and reduces the prepayment risk associated with this business. The acceleration of earned premiums resulting from the cancellation of policies in these transactions has become a normal part of our earned premiums each quarter and we expect this trend to continue. Net premiums earned also reflect an increase of $1.3 million in premiums earned from non-traditional products such as second-lien mortgages, NIMs and international business. Premiums earned from non-traditional products were $23.7 million in the second quarter of 2006, compared to $22.4 million in the second quarter of 2005. As mentioned above, we continue to write more structured business in a second-loss risk position. It is our expectation that the lower premium rates associated with this business, combined with the diminishing effect of structured business on overall persistency rates and the increase in the premiums we cede in Smart Home reinsurance transactions, will make it difficult for us to increase mortgage insurance earned premiums in the second half of 2006.

Net Investment Income.    Net investment income attributable to our mortgage insurance business for the second quarter of 2006 was $36.2 million, compared to $28.1 million for the second quarter of 2006. Investment income in the second quarter of 2006 reflects an increase in interest income on bonds due to higher overall interest rates and income on private equity investments.

Net Gains on Securities and Change in Fair Value of Derivative Instruments.    Net gains on securities in our mortgage insurance business were $3.7 million for the second quarter of 2006, compared to $6.7 million for the second quarter of 2005. The change in the fair value of derivatives was a loss of $4.0 million for the second quarter of 2006, compared to a loss of $7.9 million for the second quarter in 2005, mainly due to changes in the fair value of embedded options in convertible securities held in the investment portfolio.

Other Income.    Other income for the second quarter of 2006 was $3.5 million, a $2.2 million or 38.9% decrease from $5.7 million in the second quarter of 2005. Other income mostly includes income related to contract underwriting services, which was lower in the second quarter of 2006.

Provision for Losses.    The provision for losses for the second quarter of 2006 was $77.6 million, compared to $80.2 million for the second quarter of 2005. Our mortgage insurance business experienced a slight decrease in claims paid in the second quarter of 2006 compared to the second quarter of 2005 and a decline in primary delinquencies at June 30, 2006, compared to December 31, 2005, some of which we attribute to seasonality.

Policy Acquisition Costs and Other Operating Expenses.    Policy acquisition costs were $15.7 million in the second quarter of 2006, a decrease of $3.5 million or 18.2% compared to $19.2 million in the second quarter of 2005. This was mainly related to a $5.1 million acceleration of policy acquisition costs in 2005, which decreased the balance of the asset to be amortized in future periods. The second quarter of 2006 included a $1.6 million acceleration of policy acquisition costs. The second quarter of 2005 included a $3.2 million acceleration of policy acquisition costs. These accelerations coincided with the run-off of business.

Other operating expenses consist mostly of contract underwriting expenses, overhead and administrative costs, some of which are allocated to our various business segments. Other operating expenses were $40.5 million for the second quarter of 2006, an increase of $5.0 million or 14.3% compared to $35.5 million for the second quarter of 2005. For the second quarter of 2006, other operating expenses included significant increases in employee costs, software depreciation, office equipment depreciation and costs related to the Smart Home transaction that closed during the quarter. Contract underwriting expenses for the quarters ended June 30, 2006 and 2005, including the impact of reserves for remedies included in other operating expenses, were $7.4 million and $9.7 million, respectively.

Interest Expense.    Interest expense attributable to our mortgage insurance business for the second quarter of 2006 was $7.0 million compared to $5.6 million for the second quarter of 2005. Both periods include interest on our long-term debt that was allocated to the mortgage insurance segment as well as the impact of interest-rate swaps.

Provision for Income Taxes.    The effective tax rate for the second quarter of 2006 was 22.4% compared to 28.3% in the second quarter of 2005. The tax rate for the second quarter of 2006 reflects an allocation of the reversal of prior years’ tax exposures that expired June 30, 2006. The difference between the effective tax rate and the statutory rate of 35% also reflects our significant investment in tax-advantaged securities

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

The following table summarizes our mortgage insurance segment’s results of operations for the six months ended June 30, 2006 and 2005 (in thousands):

	Six Months Ended June 30		% Change
	2006	2005	2006 vs. 2005
Net income	$171,316	$125,573	36.4%
Net premiums written	440,816	436,508	1.0
Net premiums earned	411,376	388,129	6.0
Net investment income	67,815	56,894	19.2
Net gains on securities	17,261	13,772	25.3
Change in fair value of derivative instruments	5,123	(4,734)	n/m
Other income	7,109	10,271	(30.8)
Provision for losses	148,674	178,152	(16.5)
Policy acquisition costs and other operating expenses	113,874	103,034	10.5
Interest expense	13,685	10,751	27.3
Provision for income taxes	61,135	46,822	30.6

n/m = not meaningful

Net Income.    Our mortgage insurance segment’s net income for the six months ended June 30, 2006 was $171.3 million, an increase of $45.7 million or 36.4% compared to $125.6 million for the six months ended June 30, 2005. This increase was mainly due to a decrease in the provision for losses and increases in earned premiums, net investment income, net gains on securities and change in fair value of derivative instruments, partially offset by increases in operating expenses, interest expense and the provision for income taxes.

Net Premiums Written and Earned.    Net premiums written for the six months ended June 30, 2006 were $440.8 million, a $4.3 million or 1.0% increase from $436.5 million for the comparable period of 2005. Net premiums earned for the six months ended June 30, 2006 were $411.4 million, a $23.3 million or 6.0% increase compared to $388.1 million for the six months ended June 30, 2005. Earned premiums increased mainly as a result of a $17.8 million increase in premiums earned from primary and pool insurance as a result of higher volumes in this business. In addition, net premiums earned benefited in the first six month of 2006 from the acceleration of earned premiums resulting from the cancellation of policies contained in single premium structured transactions. Net premiums earned also reflect an increase of $5.4 million in premiums earned from non-traditional products such as second-lien mortgages, NIMs and international business. Premiums earned from non-traditional products were $50.5 million for the six months ended June 30, 2006, compared to $45.1 million for the six months ended June 30, 2005. For the six months ended June 30, 2006, the mix included a higher percentage of structured business, in which premium rates fluctuate greatly from very low rates on business with deductibles to very high rates for coverage on non-prime loans.

Net Investment Income.    Net investment income attributable to our mortgage insurance business for the six months ended June 30, 2006 was $67.8 million, an increase of $10.9 million or 19.2%, compared to $56.9 million for the six months ended June 30, 2005. Investment income for the six months ended June 30, 2006 reflects an increase in interest income on bonds due to higher overall interest rates and income on private equity investments.

Net Gains on Securities and Change in Fair Value of Derivative Instruments.    Net gains on securities in our mortgage insurance business were $17.3 million for the six months ended June 30, 2006, compared to $13.8 million for the six months ended June 30, 2005. Included in the amount of net gains on securities for the six months ended June 30, 2006 is an allocation of net gains on securities to the mortgage insurance segment, most of which came from the sale of our remaining interest in Primus. The change in the fair value of derivatives was a gain of $5.1 million for the six months ended June 30, 2006, compared to a loss of $4.7 million for the six months ended June 30, 2005, mainly due to changes in the fair value of embedded options in convertible securities held in the investment portfolio.

Other Income.    Other income for the six months ended June 30, 2006 was $7.1 million, a $3.2 million or 30.8% decrease from $10.3 million in the six months ended June 30, 2005. Other income mostly includes income related to contract underwriting services, which was lower for the six months ended June 30, 2006 as compared to the same period in 2005.

Provision for Losses.    The provision for losses for the six months ended June 30, 2006 was $148.7 million, a $29.5 million or 16.5% decrease from $178.2 million for the six months ended June 30, 2005. Our mortgage insurance business experienced a decrease in claims paid in the six months ended June 30, 2006 compared to the six months ended June 30, 2005 and a decline in primary delinquencies at June 30, 2006 compared to December 31, 2005, some of which we attribute to seasonality.

Policy Acquisition Costs and Other Operating Expenses.    Policy acquisition costs were $29.1 million for the six months ended June 30, 2006, compared to $33.9 million for the six months ended June 30, 2005. This decrease was mainly the result of the acceleration of the amortization of policy acquisition costs in 2005. This acceleration related to prior years’ books of business that had canceled more quickly than anticipated due to repayments and pay-offs of the underlying mortgages and resulted in a reduction in the base asset.

Other operating expenses consist mostly of contract underwriting expenses, overhead and administrative costs, some of which are allocated to our various business segments. Other operating expenses were $84.8 million for the six months ended June 30, 2006, an increase of $15.7 million or 22.6% compared to $69.2 million for the six months ended June 30, 2005. For the six months ended June 30, 2006, other operating expenses included significant increases in employee costs, software depreciation, office equipment depreciation and costs related to Smart Home transactions. Contract underwriting expenses for the six months ended June 30, 2006 and 2005, including the impact of reserves for remedies included in other operating expenses, were $14.4 million and $17.4 million, respectively.

Interest Expense.    Interest expense attributable to our mortgage insurance business for the six months ended June 30, 2006 was $13.7 million compared to $10.8 million for the six months ended June 30, 2005. Both periods include interest on our long-term debt that was allocated to the mortgage insurance segment as well as the impact of interest-rate swaps.

Provision for Income Taxes.    The effective tax rate for the six months ended June 30, 2006 was 26.3% compared to 27.2% in the six months ended June 30, 2005. The tax rate for the second quarter of 2006 reflects an allocation of the reversal of prior years’ tax exposures that expired June 30, 2006. The difference between the effective tax rate and the statutory rate of 35% also reflects our significant investment in tax-advantaged securities.

The following tables provide selected information as of and for the periods indicated for our mortgage insurance segment:

	Three Months Ended			Six Months Ended
($ thousands, unless specified otherwise)	June 30 2006	March 31 2006	June 30 2005	June 30 2006	June 30 2005
Provision for losses	$77,577	$71,097	$80,225	$148,674	$178,152
Reserve for losses	$592,526	$587,114	$571,127

Reserves for losses by category:
Primary Insurance
Prime	$177,692	$181,001	$163,194
Alt-A	134,940	135,336	160,504
A minus and below	207,077	195,246	158,154
Pool insurance	33,149	36,199	45,512
Seconds	30,862	30,144	36,847
Other	8,806	9,188	6,916

Total	$592,526	$587,114	$571,127

Certain statistical information included in the following tables is recorded based on information received from lenders and other third-parties.

	Three Months Ended
($ thousands, unless specified otherwise)	June 30 2006	March 31 2006	June 30 2005
Default Statistics
Primary Insurance:
Flow
Prime
Number of insured loans	499,435	501,632	529,171
Number of loans in default	14,283	15,117	14,929
Percentage of total loans in default	2.86%	3.01%	2.82%

Alt-A
Number of insured loans	63,985	64,555	73,224
Number of loans in default	4,167	4,468	4,894
Percentage of total loans in default	6.51%	6.92%	6.68%

A minus and below
Number of insured loans	52,348	52,700	56,961
Number of loans in default	6,765	6,833	6,339
Percentage of total loans in default	12.92%	12.97%	11.13%

Total Flow
Number of insured loans	615,768	618,887	659,356
Number of loans in default	25,215	26,418	26,162
Percentage of total loans in default	4.09%	4.27%	3.97%

Structured
Prime
Number of insured loans	70,416	67,353	51,023
Number of loans in default	2,540	2,414	1,952
Percentage of total loans in default	3.61%	3.58%	3.83%

Alt-A
Number of insured loans	76,131	63,800	44,266
Number of loans in default	2,589	2,491	2,493
Percentage of total loans in default	3.40%	3.90%	5.63%

A minus and below
Number of insured loans	46,500	51,277	49,103
Number of loans in default	8,193	7,859	6,899
Percentage of total loans in default	17.62%	15.33%	14.05%

	Three Months Ended
($ in thousands, unless specified otherwise)	June 30 2006	March 31 2006	June 30 2005
Total Structured
Number of insured loans	193,047	182,430	144,392
Number of loans in default	13,322	12,764	11,344
Percentage of total loans in default	6.90%	7.00%	7.86%

Total Primary Insurance
Prime
Number of insured loans	569,851	568,985	580,194
Number of loans in default	16,823	17,531	16,881
Percentage of total loans in default	2.95%	3.08%	2.91%

Alt-A
Number of insured loans	140,116	128,355	117,490
Number of loans in default	6,756	6,959	7,387
Percentage of total loans in default	4.82%	5.42%	6.29%

A minus and below
Number of insured loans	98,848	103,977	106,064
Number of loans in default	14,958	14,692	13,238
Percentage of loans in default	15.13%	14.13%	12.48%

Total Primary
Number of insured loans	808,815	801,317	803,748
Number of loans in default	38,537 (1)	39,182 (1)	37,506
Percentage of loans in default	4.76%	4.89%	4.67%

	Three Months Ended			Six Months Ended
	June 30 2006	March 31 2006	June 30 2005	June 30 2006	June 30 2005
Direct claims paid:
Prime	$29,722	$30,109	$31,901	$59,831	$63,772
Alt-A	15,231	18,790	19,573	34,021	41,905
A minus and below	22,390	23,391	20,024	45,781	40,908
Seconds	10,264	7,903	8,165	18,167	18,772

Total	$77,607	$80,193	$79,663	$157,800	$165,357

Average claim paid:
Prime	$25.3	$26.9	$22.7	$26.1	$23.6
Alt-A	33.7	40.4	34.3	37.1	35.7
A minus and below	26.7	29.1	25.6	27.9	26.0
Seconds	28.4	22.9	20.0	25.7	22.7
Total	$27.4	$29.4	$25.2	$28.4	$26.3

(1)	Includes approximately 551 and 439 defaults at June 30, 2006 and March 31, 2006, respectively, where reserves had not been established because no claim payment was anticipated.

	Three Months Ended			Six Months Ended
($ thousands, unless specified otherwise)	June 30 2006	March 31 2006	June 30 2005	June 30 2006	June 30 2005
States with highest claims paid:
Texas	$7,648	$8,124	$8,218	$15,772	$16,885
Ohio	7,145	7,783	7,297	14,928	13,550
Michigan	7,837	7,033	5,217	14,870	9,955
Georgia	7,626	7,133	6,783	14,759	14,591
Colorado	4,375	5,447	5,322	9,822	10,717

Percentage of total claims paid:
Texas	9.9%	10.2%	10.3%	10.0%	10.2%
Ohio	9.2	9.7	9.2	9.5	8.2
Michigan	10.1	8.8	6.5	9.4	6.0
Georgia	9.8	8.9	8.5	9.4	8.8
Colorado	5.6	6.8	6.7	6.2	6.5

Primary risk in force: ($ millions)
Florida	$2,402	$2,470	$2,450
California	2,242	2,418	2,687
Texas	1,604	1,439	1,504
New York	1,382	1,602	1,520
Georgia	1,224	1,235	1,218

Total primary risk in force:	$25,719	$26,076	$25,987

Percentage of total primary risk in force:
Florida	9.3%	9.5%	9.4%
California	8.7	9.3	10.3
Texas	6.2	6.1	5.8
New York	5.4	5.5	5.8
Georgia	4.8	4.7	4.7

	Three Months Ended
	June 30 2006		March 31 2006		June 30 2005
Primary new insurance written (“NIW”) ($ in millions)
Flow	$6,662	57.7%	$5,234	40.9%	$6,128	47.3%
Structured	4,886	42.3	7,569	59.1	6,814	52.7

Total Primary	$11,548	100.0%	$12,803	100.0%	$12,942	100.0%

Flow
Prime	$4,879	73.2%	$3,771	72.1%	$4,635	75.7%
Alt-A	1,266	19.0	1,105	21.1	909	14.8
A minus and below	517	7.8	358	6.8	584	9.5

Total Flow	$6,662	100.0%	$5,234	100.0%	$6,128	100.0%

Structured
Prime	$1,287	26.3%	$2,264	29.9%	$2,024	29.7%
Alt-A	3,555	72.8	3,917	51.8	2,603	38.2
A minus and below	44	0.9	1,388	18.3	2,187	32.1

Total Structured	$4,886	100.0%	$7,569	100.0%	$6,814	100.0%

Total
Prime	$6,166	53.4%	$6,035	47.2%	$6,659	51.5%
Alt-A	4,821	41.7	5,022	39.2	3,512	27.1
A minus and below	561	4.9	1,746	13.6	2,771	21.4

Total Primary	$11,548	100.0%	$12,803	100.0%	$12,942	100.0%

	Six Months Ended
	June 30 2006		June 30 2005
Primary new insurance written (“NIW”) ($ in millions)
Flow	$11,896	48.9%	$11,790	62.1%
Structured	12,455	51.1	7,196	37.9

Total Primary	$24,351	100.0%	$18,986	100.0%

Flow
Prime	$8,650	72.7%	$8,790	74.6%
Alt-A	2,371	19.9	1,853	15.7
A minus and below	875	7.4	1,147	9.7

Total Flow	$11,896	100.0%	$11,790	100.0%

Structured
Prime	$3,551	28.5%	$2,152	29.9%
Alt-A	7,472	60.0	2,802	38.9
A minus and below	1,432	11.5	2,242	31.2

Total Structured	$12,455	100.0%	$7,196	100.0%

Total
Prime	$12,201	50.1%	$10,942	57.6%
Alt-A	9,843	40.4	4,655	24.5
A minus and below	2,307	9.5	3,389	17.9

Total Primary	$24,351	100.0%	$18,986	100.0%

	Three Months Ended
	June 30 2006		March 31 2006		June 30 2005
Total Primary New Insurance Written by FICO (a) Score ($ in millions)
Flow
<=619	$387	5.8%	$278	5.3%	$400	6.5%
620-679	2,010	30.2	1,547	29.6	1,823	29.7
680-739	2,448	36.7	1,991	38.0	2,222	36.3
>=740	1,817	27.3	1,418	27.1	1,683	27.5

Total Flow	$6,662	100.0%	$5,234	100.0%	$6,128	100.0%

Structured
<=619	$57	1.2%	$1,388	18.3%	$2,186	32.1%
620-679	1,604	32.8	2,181	28.8	1,968	28.9
680-739	2,214	45.3	2,505	33.1	1,765	25.9
>=740	1,011	20.7	1,495	19.8	895	13.1

Total Structured	$4,886	100.0%	$7,569	100.0%	$6,814	100.0%

Total
<=619	$444	3.8%	$1,666	13.0%	$2,586	20.0%
620-679	3,614	31.3	3,728	29.1	3,791	29.3
680-739	4,662	40.4	4,496	35.1	3,987	30.8
>=740	2,828	24.5	2,913	22.8	2,578	19.9

Total Primary	$11,548	100.0%	$12,803	100.0%	$12,942	100.0%

	Three Months Ended
	June 30 2006		March 31 2006		June 30 2005
Percentage of primary new insurance written
Monthlies	92%		85%		85%
Refinances	35%		39%		48%
95.01% LTV (b) and above	13%		8%		9%
ARMS
Less than 5 years	12%		41%		42%
5 years and longer	17%		19%		14%
Primary risk written ($ in millions)
Flow	$1,695	94.1%	$1,329	55.9%	$1,516	53.2%
Structured	107	5.9	1,050	44.1	1,332	46.8

Total	$1,802	100.0%	$2,379	100.0%	$2,848	100.0%

Primary insurance in force ($ in millions)
Flow	$81,828	70.5%	$81,597	71.6%	$85,093	78.5%
Structured	34,168	29.5	32,316	28.4	23,334	21.5

Total Primary	$115,996	100.0%	$113,913	100.0%	$108,427	100.0%

Prime	$76,868	66.3%	$76,141	66.8%	$74,555	68.8%
Alt-A	25,998	22.4	23,767	20.9	19,869	18.3
A minus and below	13,130	11.3	14,005	12.3	14,003	12.9

Total Primary	$115,996	100.0%	$113,913	100.0%	$108,427	100.0%

Primary risk in force ($ in millions)
Flow	$20,191	78.5%	$20,073	77.0%	$20,795	80.0%
Structured	5,528	21.5	6,003	23.0	5,192	20.0

Total Primary	$25,719	100.0%	$26,076	100.0%	$25,987	100.0%

	Six Months Ended
	June 30 2006		June 30 2005
Total Primary New Insurance Written by FICO (a) Score ($ in millions)
Flow
<=619	$665	5.6%	$787	6.7%
620-679	3,557	29.9	3,605	30.6
680-739	4,439	37.3	4,265	36.2
>=740	3,235	27.2	3,133	26.5

Total Flow	$11,896	100.0%	$11,790	100.0%

Structured
<=619	$1,445	11.6%	$2,242	31.2%
620-679	3,785	30.4	2,136	29.7
680-739	4,719	37.9	1,866	25.9
>=740	2,506	20.1	952	13.2

Total Structured	$12,455	100.0%	$7,196	100.0%

Total
<=619	$2,110	8.7%	$3,029	16.0%
620-679	7,342	30.1	5,741	30.2
680-739	9,158	37.6	6,131	32.3
>=740	5,741	23.6	4,085	21.5

Total Primary	$24,351	100.0%	$18,986	100.0%

	Six Months Ended
	June 30 2006		June 30 2005
Percentage of primary new insurance written
Monthlies	88%		87%
Refinances	37%		45%
95.01% LTV (b) and above	10%		11%
ARMS
Less than 5 years	27%		36%
5 years and longer	18%		14%
Primary risk written ($ in millions)
Flow	$3,024	72.3%	$2,930	67.8%
Structured	1,157	27.7	1,392	32.2

Total	$4,181	100.0%	$4,322	100.0%

	Three Months Ended
	June 30 2006		March 31 2006		June 30 2005
Primary risk in force ($ in millions)
Flow
Prime	$15,756	78.0%	$15,595	77.7%	$15,773	75.9%
Alt-A	2,902	14.4	2,948	14.7	3,395	16.3
A minus and below	1,533	7.6	1,530	7.6	1,627	7.8

Total Flow	$20,191	100.0%	$20,073	100.0%	$20,795	100.0%

Structured
Prime	$2,207	39.9%	$2,379	39.6%	$2,050	39.5%
Alt-A	1,540	27.9	1,623	27.1	1,256	24.2
A minus and below	1,781	32.2	2,001	33.3	1,886	36.3

Total Structured	$5,528	100.0%	$6,003	100.0%	$5,192	100.0%

Total
Prime	$17,963	69.8%	$17,974	68.9%	$17,823	68.6%
Alt-A	4,442	17.0	4,571	17.5	4,651	17.9
A minus and below	3,314	12.9	3,531	13.6	3,513	13.5

Total Primary	$25,719	100.0%	$26,076	100.0%	$25,987	100.0%

Total Primary Risk in Force by FICO Score ($ in millions)
Flow
<=619	$1,285	6.4%	$1,281	6.4%	$1,430	6.9%
620-679	6,245	30.9	6,224	31.0	6,594	31.7
680-739	7,410	36.7	7,383	36.8	7,636	36.7
>=740	5,251	26.0	5,185	25.8	5,135	24.7

Total Flow	$20,191	100.0%	$20,073	100.0%	$20,795	100.0%

Structured
<=619	$1,782	32.2%	$2,002	33.3%	$1,889	36.4%
620-679	1,993	36.1	2,170	36.2	1,848	35.6
680-739	1,209	21.9	1,268	21.1	1,007	19.4
>=740	544	9.8	563	9.4	448	8.6

Total Structured	$5,528	100.0%	$6,003	100.0%	$5,192	100.0%

	Three Months Ended
	June 30 2006		March 31 2006		June 30 2005
Total
<=619	$3,067	11.9%	$3,283	12.6%	$3,319	12.8%
620-679	8,238	32.1	8,394	32.2	8,442	32.5
680-739	8,619	33.5	8,651	33.2	8,643	33.3
>=740	5,795	22.5	5,748	22.0	5,583	21.4

Total Primary	$25,719	100.0%	$26,076	100.0%	$25,987	100.0%

Percentage of primary risk in force
Monthlies	90%		90%		91%
Refinances	35%		36%		38%
95.01% LTV and above	15%		14%		13%
ARMs
Less than 5 years	23%		24%		24%
5 years and longer	9%		9%		8%

Total primary risk in force by LTV ($ in millions)
95.01% and above	$3,901	15.2%	$3,680	14.1%	$3,442	13.3%
90.01% to 95.00%	8,293	32.2	8,473	32.5	9,106	35.0
85.01% to 90.00%	9,291	36.1	9,476	36.3	9,902	38.1
85.00% and below	4,234	16.5	4,447	17.1	3,537	13.6

Total Primary	$25,719	100.0%	$26,076	100.0%	$25,987	100.0%

Total primary risk in force by policy year ($ in millions)
2002 and prior	$3,923	15.3%	$4,275	16.4%	$5,872	22.6%
2003	4,561	17.7	5,013	19.2	7,180	27.6
2004	5,761	22.4	6,407	24.6	8,792	33.8
2005	7,496	29.1	8,015	30.7	4,143	16.0
2006	3,978	15.5	2,366	9.1	—	—

Total Primary	$25,719	100.0%	$26,076	100.0%	$25,987	100.0%

	Three Months Ended				Six Months Ended
	June 30 2006		June 30 2005		June 30 2006		June 30 2005
Alt-A Information
Primary new insurance written by FICO score ($ in millions)
<=619	$17	0.4%	$1	0.0%	$23	0.2%	$7	0.1%
620-659	550	11.4	724	20.6	1,259	12.8	867	18.6
660-679	754	15.6	419	11.9	1,388	14.1	618	13.3
680-739	2,369	49.1	1,536	43.8	4,693	47.7	2,056	44.2
>=740	1,131	23.5	832	23.7	2,480	25.2	1,107	23.8

Total	$4,821	100.0%	$3,512	100.0%	$9,843	100.0%	$4,655	100.0%

Primary risk in force by FICO score ($ in millions)
<=619	$32	0.7%	$54	1.2%
620-659	865	19.5	1,002	21.5
660-679	730	16.4	824	17.7
680-739	1,933	43.5	1,953	42.0
>=740	882	19.9	818	17.6

Total	$4,442	100.0%	$4,651	100.0%

Primary risk in force by LTV ($ in millions)
95.01% and above	$142	3.2%	$274	5.9%
90.01% to 95.00%	1,309	29.5	1,549	33.3
85.01% to 90.00%	1,882	42.3	2,023	43.5
85.00% and below	1,109	25.0	805	17.3

Total	$4,442	100.0%	$4,651	100.0%

Primary risk in force by policy year ($ in millions)
2002 and prior	$398	9.0%	$708	15.2%
2003	666	15.0	1,243	26.7
2004	1,008	22.7	1,879	40.4
2005	1,391	31.3	821	17.7
2006	979	22.0	—	—

Total	$4,442	100.0%	$4,651	100.0%

	Three Months Ended
	June 30 2006			March 31 2006			June 30 2005
Pool risk written ($ in millions)	$208			$61			$248
Pool risk in force
Prime	$2,210		75.0%	$2,098		76.3%	$2,010	78.5%
Alt-A	266		9.0	272		9.9	273	10.7
A minus and below	470		16.0	380		13.8	275	10.8

Total other risk written	$2,946		100.0%	$2,750		100.0%	$2,558	100.0%

Pool insurance
Number of loans in default	15,338	(2)		15,072	(2)		6,691
Other risk written ($ in millions)
Seconds
1st loss	$18			$24			$9
2nd loss	45			132			40
NIMs	17			89			38
International
1st loss-Hong Kong primary mortgage insurance	5			17			157
Reinsurance	3			2			1
Credit default swaps	—			—			—
Other
Domestic credit default swaps	12			20			—
Financial guaranty wrap	—			—			—

Total other risk written	$100			$284			$245

(2)	Includes approximately 9,867 and 9,019 defaults at June 30, 2006 and March 31, 2006, respectively, where reserves had not been established because no claim payment was anticipated.

	Six Months Ended
	June 30 2006	June 30 2005
Pool risk written ($ in millions)	$269	$304
Other risk written ($ in millions)
Seconds
1st loss	$42	$13
2nd loss	177	46
NIMs	106	66
International
1st loss-Hong Kong primary mortgage insurance	22	207
Reinsurance	5	11
Credit default swaps	—	—
Other
Domestic credit default swaps	32	—
Financial guaranty wrap	—	511

Total other risk written	$384	$854

	Three Months Ended
	June 30 2006	March 31 2006	June 30 2005
Other risk in force (in millions)
Seconds
1st loss	$653	$594	$568
2nd loss	776	756	112
NIMs	289	303	311
International
1st loss-Hong Kong primary mortgage insurance	293	288	207
Reinsurance	31	29	29
Credit default swaps	7,889	7,581	180
Other
Domestic credit default swaps	224	200	—
Financial guaranty wrap	159	205	448

Total other risk in force	$10,314	$9,956	$1,855

Net premiums written (in thousands)
Primary and Pool Insurance	$187,686	$193,446	$191,674
Seconds	15,245	10,539	17,530
NIMs	7,085	12,623	10,520
International	3,391	2,561	16,442
Domestic credit default swaps	3,631	4,549	—
Financial guaranty wrap	12	48	105

Net premiums written	$217,050	$223,766	$236,271

Net premiums earned (in thousands)
Primary and Pool Insurance	$185,020	$175,808	$173,285
Seconds	13,848	14,910	11,568
NIMs	5,866	7,798	9,684
International	2,706	3,211	1,022
Domestic credit default swaps	1,218	931	—
Financial guaranty wrap	12	48	105

Net premiums earned	$208,670	$202,706	$195,664

Captives
Premiums ceded to captives (in millions)	$24.2	$23.0	$21.8
% of total premiums	11.4%	11.4%	11.2%
NIW subject to captives (in millions)	$3,764	$2,776	$3,011
% of primary NIW	32.6%	21.7%	23.3%
IIF (c) subject to captives	32.1%	32.2%	33.6%
RIF (d) subject to captives	36.5%	35.2%	34.7%
Persistency (twelve months ended)	62.8%	58.6%	56.9%

	Six Months Ended
	June 30 2006	June 30 2005
Net premiums written (in thousands)
Primary and Pool Insurance	$381,132	$368,548
Seconds	25,784	29,331
NIMs	19,708	19,880
International	5,952	18,644
Domestic credit default swaps	8,180	—
Financial guaranty wrap	60	105

Net premiums written	$440,816	$436,508

Net premiums earned (in thousands)
Primary and Pool Insurance	$360,828	$342,996
Seconds	28,758	23,963
NIMs	13,664	19,538
International	5,917	1,527
Domestic credit default swaps	2,149	—
Financial guaranty wrap	60	105

Net premiums earned	$411,376	$388,129

Captives
Premiums ceded to captives (in millions)	$47.2	$45.6
% of total premiums	11.4%	11.7%
NIW subject to captives (in millions)	$6,540	$5,297
% of primary NIW	26.9%	27.9%

(a)	FICO credit scoring model.
(b)	Loan-to-value ratios. The ratio of the original loan amount to the original value of the property.
(c)	Insurance in force.
(d)	Risk in force.

Results of Operations—Financial Guaranty

Quarter Ended June 30, 2006 Compared to Quarter Ended June 30, 2005

The following table summarizes the results of operations for our financial guaranty business for the quarters ended June 30, 2006 and 2005 (in thousands):

	Three Months Ended June 30		% Change
	2006	2005	2006 vs. 2005
Net income	$19,036	$36,950	(48.5)%
Net premiums written	81,825	62,947	30.0
Net premiums earned	50,416	48,314	4.4
Net investment income	23,520	21,887	7.5
Gains on sales of investments	1,709	2,027	(15.7)
Change in fair value of derivative instruments	(21,289)	8,909	n/m
Other income	120	267	(55.1)
Provision for losses	7,283	3,602	n/m
Policy acquisition costs and other operating expenses	26,397	27,256	(3.2)
Interest expense	4,325	3,473	24.5
Provision for income taxes	(2,565)	10,136	n/m

n/m	not meaningful

Net Income.    Our financial guaranty segment’s net income for the second quarter of 2006 was $19.0 million, an $18.0 million or 48.5% decrease from $37.0 million for the second quarter of 2005. The decrease for the second quarter of 2006 was mainly due to an increased loss in the change in fair value of derivative instruments offset by a decrease in the provision for income taxes.

Net Premiums Written and Earned.    Our financial guaranty segment’s net premiums written and earned for the second quarter of 2006 were $81.8 million and $50.4 million, respectively, compared to $62.9 million and $48.3 million, respectively, for the second quarter of 2005. Our financial guaranty business experienced an increase in premiums earned mainly from structured direct products and an increase in insurance written on structured direct products and public finance products, which was offset by the run-off in trade credit reinsurance. Included in net premiums written and earned for the second quarter of 2006 were $15.0 million and $17.5 million, respectively, of credit enhancement fees on derivative financial guaranty contracts, compared to $13.2 million and $13.9 million, respectively, in the second quarter of 2005.

Net Investment Income.    Net investment income attributable to our financial guaranty business was $23.5 million for the second quarter of 2006, compared to $21.9 million for the second quarter of 2005. The amount reported in the second quarter of 2006 reflects a slight increase in investment balances and slightly higher yields.

Net Gains on Securities and Change in Fair Value of Derivative Instruments.    Net gains on securities, which includes an allocation from the parent company as well as the financial guaranty segment’s own sales, were a net gain of $1.7 million for the second quarter of 2006, compared to a net gain of $2.0 million in the second quarter of 2005. Change in the fair value of derivative instruments was a loss of $21.3 million for the second quarter of 2006, compared to a gain of $8.9 million for the second quarter of 2005. The increased loss in the change in fair value of derivatives instruments for the second quarter of 2006 was mainly a result of spread widening related to synthetic collateralized debt obligations and a decrease in the period of time until maturity on existing deals. During the second quarter of 2006, the financial guaranty segment received $1.2 million of recoveries on previous default payments related to derivative financial guaranty contracts compared to $2.2 million of recoveries received in the second quarter of 2005.

Other Income.    Other income was $0.1 million for the quarter ended June 30, 2006, compared to $0.3 million for the quarter ended June 30, 2005. This decrease was mainly due to lower advisory fee income during the period.

Provision for Losses.    The provision for losses was $7.3 million for the second quarter of 2006 compared to $3.6 million for the second quarter of 2005. The lower level of trade credit reinsurance premiums earned in the second quarter of 2006, which generally carry a higher loss ratio, reduced the provision for losses in the second quarter of 2006. The decreased amount of provision for losses reported for the second quarter of 2005, reflects general favorable loss development and a reduction in prior years’ reserves for trade credit reinsurance. The provision for losses represented 14.4% and 7.5% of net premiums earned for the second quarter of 2006 and 2005, respectively. Our financial guaranty business paid $4.4 million in claims for the second quarter of 2006 and $8.0 million in claims for the second quarter of 2005 related to a single manufactured housing transaction with Conseco Finance Corp. that was fully reserved for in 2003. We expect that losses related to this transaction will be paid out over the next several years.

We closely monitor our financial guaranty obligations and we use an internal classification process to identify and track troubled credits. We classify credits as “intensified surveillance credits” when we determine that continued performance is questionable and, in the absence of a positive change, may result in a claim. At June 30, 2006 and 2005, the financial guaranty segment had the following exposure on credits classified as intensified surveillance credits:

	June 30 2006		June 30 2005
($ in millions)	# of credits	Par Outstanding	# of credits	Par Outstanding
Less than $25	17	$96	26	$67
$25-$100	5	286	6	322

Total	22	$382	32	$389

We establish loss reserves on our non-derivative financial guaranty contracts as discussed in “Critical Accounting Policies—Reserve for Losses.” We have allocated non-specific reserves of $20.8 million on the same two intensified surveillance credits (representing an aggregate par amount of $43.1 million) at June 30, 2006 and 2005. We expect that we will suffer losses with respect to these insured obligations equal to the amount reserved of $20.8 million. We have not allocated any non-specific reserves for any of the remaining non-derivative credits classified as intensified surveillance credits at June 30, 2006.

One of the intensified surveillance credits with $25 million or greater in exposure identified at June 30, 2006 and June 30, 2005, was a derivative financial guaranty contract. In accordance with GAAP, we do not establish loss reserves on our derivative financial guaranty contracts. Instead, gains and losses on derivative financial guaranty contracts are derived from internally generated models that take into account both credit and market spreads and are recorded through our consolidated statements of income. See “Critical Accounting Policies—Derivative Instruments and Hedging Activity” for a discussion of how we account for derivatives under SFAS No. 133. At June 30, 2006, our model indicated that we had incurred a $0.1 million gain on the one derivative financial guaranty contract with $25 million or greater in notional exposure classified as an intensified surveillance credit. This credit, which represents $60.0 million in exposure, expires in November 2006.

Policy Acquisition Costs and Other Operating Expenses.    Policy acquisition costs and other operating expenses were $26.4 million for the second quarter of 2006, compared to $27.3 million for the second quarter of 2005. Included in policy acquisition costs and other operating expenses for the second quarter of 2006 were $2.8 million of origination costs related to derivative financial guaranty contracts, compared to $2.1 million for the second quarter of 2005. The costs to originate derivative financial guaranty contracts, unlike traditional financial guaranty insurance, are expensed immediately rather than deferred. The expense ratio of 52.4% for the second quarter of 2006 was down from 56.4% for the second quarter of 2005 due to an increase in net premiums earned and lower expenses in the second quarter of 2006.

Interest Expense.    Interest expense was $4.3 million for the three months ended June 30, 2006, compared to $3.5 million for the three months ended June 30, 2005. Both periods include interest on our long-term debt that was allocated to the financial guaranty segment.

Provision for Income Taxes.    The effective tax rate was (15.6)% for the second quarter of 2006, compared to 21.5% for the second quarter of 2005. The tax rate for the second quarter of 2006 reflects an allocation of the reversal of prior years’ tax exposures that expired June 30, 2006. This resulted in a tax benefit in the second quarter of 2006.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

The following table summarizes the results of operations for our financial guaranty business for the six months ended June 30, 2006 and 2005 (in thousands):

	Six Months Ended June 30		% Change
	2006	2005	2006 vs. 2005
Net income	$55,908	$58,116	(3.8)%
Net premiums written	137,664	77,550	77.5
Net premiums earned	101,407	102,874	(1.4)
Net investment income	46,038	43,946	4.8
Net gains on securities	8,887	5,600	58.7
Change in fair value of derivative instruments	(12,780)	(3,048)	n/m
Other income	334	583	(42.7)
Provision for losses	14,820	15,175	(2.3)
Policy acquisition costs and other operating expenses	55,172	56,328	(2.1)
Interest expense	8,351	6,572	27.1
Provision for income taxes	9,635	13,777	(30.1)

n/m = not meaningful

Net Income.    Our financial guaranty segment’s net income for the six months ended June 30, 2006 was $55.9 million, a $2.2 million or 3.8% decrease from $58.1 million for the six months ended June 30, 2005. Net income for the six months ended June 30, 2005 reflects a $4.1 million immediate after-tax reduction as a result of the first quarter 2005 recapture. The decrease for the six months ended June 30, 2006 was mainly due to an increased loss from the change in fair value of derivative instruments, partially offset by a decrease in the provision for income taxes.

Net Premiums Written and Earned.    Our financial guaranty segment’s net premiums written and earned for the six months ended June 30, 2006 were $137.7 million and $101.4 million, respectively, compared to $77.6 million and $102.9 million, respectively, for the six months ended June 30, 2005. Included in net premiums written and earned for the six months ended June 30, 2006 were $29.4 million and $34.3 million, respectively, of credit enhancement fees on derivative financial guaranty contracts, compared to $23.4 million and $27.2 million, respectively, for the six months ended June 30, 2005. Net premiums written and earned for the six months ended June 30, 2005 reflect a reduction of $54.7 million and $4.5 million, respectively, related to the 2005 recapture. Net premiums written and earned in 2006 were impacted by the run-off in the trade credit reinsurance line of business. For the six months ended June 30, 2006, trade credit reinsurance accounted for 3.2% and 15.1% of financial guaranty’s net premiums written and earned, respectively, down from 25.6% and 25.9%, respectively, of financial guaranty’s net premiums written and earned for the six months ended June 30, 2005 (15.0% and 24.8%, respectively, excluding the impact of the 2005 recapture).

Net Investment Income.    Net investment income attributable to our financial guaranty business was $46.0 million for the six months ended June 30, 2006, compared to $43.9 million for the six months ended June 30, 2005. The 2006 amount includes a slight increase in investment balances and slightly higher yields.

Net Gains on Securities and Change in Fair Value of Derivative Instruments.    Net gains on securities were $8.9 million for the six months ended June 30, 2006, compared to a net gain of $5.6 million in the six months ended June 30, 2005. The 2006 amount includes an allocation of the gain on the sale of our remaining interest in Primus. The change in the fair value of derivative instruments was a loss of $12.8 million for the six months ended June 30, 2006, compared to a loss of $3.0 million for the six months ended June 30, 2005. Included in the change in the fair value of derivative instruments for the six months ended June 30, 2006, was a $17.2 million charge in connection with the termination of a derivative financial guaranty contract on March 2, 2006. The remaining change in fair value of derivatives instruments for the six months ended June 30, 2006 was mostly a result of the tightening of spreads related to synthetic collateralized debt obligations. During the six months ended June 30, 2006, the financial guaranty segment received $2.6 million of recoveries on previous default payments related to derivative financial guaranty contracts compared to $4.4 million received for the six months ended June 30, 2005.

Other Income.    Other income was $0.3 million for the six months ended June 30, 2006, compared to $0.6 million for the six months ended June 30, 2005. This decrease was mostly due to lower advisory fee income during the period.

Provision for Losses.    The provision for losses was $14.8 million for the six months ended June 30, 2006, compared to $15.2 million for the six months ended June 30, 2005. This resulted from lower trade credit reinsurance premiums earned in 2006, which carries a higher loss ratio. The amount reported for 2005 reflects general favorable loss developments in all businesses, including a reduction in prior years’ reserves for trade credit reinsurance. The provision for losses represented 14.6% and 14.7% of net premiums earned for the six months ended June 30, 2006 and 2005, respectively. Our financial guaranty business paid $8.7 million of claims for the six months ended June 30, 2006 and $16.0 million of claims for the six months ended June 30, 2005 related to the Conseco transaction.

Policy Acquisition Costs and Other Operating Expenses.    Policy acquisition costs and other operating expenses were $55.2 million for the six months ended June 30, 2006, compared to $56.3 million for the six months ended June 30, 2005. The amount of policy acquisition costs reported for the six months ended June 30, 2005 reflects an increase of $1.7 million related to the 2005 recapture. Included in policy acquisition costs and other operating expenses for the six months ended June 30, 2006 were $6.1 million of origination costs related to derivative financial guaranty contracts, compared to $4.1 million for the six months ended June 30, 2005. The costs to originate derivative financial guaranty contracts, unlike traditional financial guaranty insurance, are expensed immediately rather than deferred. The expense ratio of 54.4% for the six months ended June 30, 2006 was down from 54.8% for the six months ended June 30, 2005 (50.9% excluding the impact of the 2005 recapture).

Interest Expense.    Interest expense was $8.4 million for the six months ended June 30, 2006, compared to $6.6 million for the six months ended June 30, 2005. Both periods include interest on our long-term debt that was allocated to the financial guaranty segment.

Provision for Income Taxes.    The effective tax rate was 14.7% for the six months ended June 30, 2006, compared to 19.2% for the six months ended June 30, 2005. The lower tax rate for the six months ended June 30, 2006 reflects an allocation of the reversal of prior years’ tax exposures that expired June 30, 2006.

The gross par originated by our financial guaranty segment for the periods indicated was as follows (in millions):

	Three Months Ended June 30		Six Months Ended June 30
Type	2006	2005	2006	2005
Public finance:
General obligation and other tax supported	$611	$718	$1,747	$1,499
Water/sewer/electric gas and investor-owned utilities	207	62	838	178
Healthcare and long-term care	444	398	970	875
Airports/transportation	203	53	268	216
Education	188	29	338	74
Other municipal	5	21	6	57
Housing	45	—	50	63

Total public finance	1,703	1,281	4,217	2,962

Structured finance:
Collateralized debt obligations	5,617	2,045	10,908	2,971
Asset-backed obligations	1,065	546	1,485	1,680
Other structured	330	80	330	174

Total structured finance	7,012	2,671	12,723	4,825

Total	$8,715	$3,952	$16,940	$7,787

The net par originated and outstanding was not materially different from the gross par originated and outstanding at June 30, 2006 and 2005 because we do not cede a material amount of business to reinsurers. The gross par originated includes both direct and assumed reinsurance business. The gross par originated coincides with the premiums written in the periods presented. The information for the assumed reinsurance business is not currently received on a timely basis. Therefore, the gross par originated for this business does not exactly correlate to the premiums written in the periods presented.

The following table shows the breakdown of premiums written and earned by our financial guaranty segment’s various products for each period:

	Quarter Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
	(in thousands)
Net premiums written:
Public finance direct	$24,854	$13,313	$38,407	$28,746
Public finance reinsurance	28,712	20,954	46,695	37,980
Structured direct	21,334	17,359	39,606	32,416
Structured reinsurance	5,452	4,753	8,505	13,263
Trade credit reinsurance	1,473	6,568	4,451	19,887

	81,825	62,947	137,664	132,292
Impact of 2005 recapture	—	—	—	(54,742)

Total net premiums written	$81,825	$62,947	$137,664	$77,550

Net premiums earned:
Public finance direct	$7,450	$8,053	$15,293	$17,016
Public finance reinsurance	7,865	7,090	16,158	15,603
Structured direct	22,807	18,881	44,310	37,100
Structured reinsurance	5,642	3,753	10,283	11,019
Trade credit reinsurance	6,652	10,537	15,363	26,675

	50,416	48,314	101,407	107,413
Impact of 2005 recapture	—	—	—	(4,539)

Total net premiums earned	$50,416	$48,314	$101,407	$102,874

Included in net premiums earned for the second quarter and first six months of 2006 were refundings of $0.9 million, and $3.3 million, respectively, compared to $2.7 million and $5.1 million, respectively, for the same periods of 2005.

The following schedule depicts the expected amortization of the unearned premiums for the existing financial guaranty portfolio, assuming no advance refundings, as of June 30, 2006. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay financial guaranty obligations. Unearned premium amounts are net of prepaid reinsurance.

($ in millions)	Ending Net Unearned Premiums	Unearned Premium Amortization	Future Installments	Total Premium Earnings
2006	$608.9	$62.6	$28.1	$90.7
2007	540.5	68.4	73.1	141.5
2008	482.9	57.6	55.8	113.4
2009	435.9	47.0	48.0	95.0
2010	395.7	40.2	35.7	75.9

2006 – 2010	395.7	275.8	240.7	516.5
2011 – 2015	230.9	164.8	86.3	251.1
2016 – 2020	116.8	114.1	24.2	138.3
2021 – 2025	46.1	70.7	14.2	84.9
After 2026	—	46.1	16.7	62.8

Total	$—	$671.5	$382.1	$1,053.6

The following table shows the breakdown of claims paid and incurred losses for our financial guaranty segment for the periods indicated:

	Three Months Ended June 30		Six Months Ended June 30
($ thousands)	2006	2005	2006		2005
Claims Paid:
Trade credit reinsurance	$4,354	$5,230	$8,354		$10,228
Other financial guaranty	6,919	(567)	6,809		11,917
Conseco Finance Corp.	4,428	7,981	8,745		15,950

	$15,701	$12,644	$23,908		$38,095

Incurred Losses:
Trade credit reinsurance	$3,244	$272	$7,194		$7,313
Other financial guaranty	4,039	3,330	8,658		7,862
Conseco Finance Corp	—	—	(1,032	)(1)	—

Total	$7,283	$3,602	$14,820		$15,175

(1)	Resulted from favorable loss development.

The following table shows the breakdown of the reserve for losses and loss adjustment expenses for our financial guaranty segment at the end of each period indicated:

	June 30 2006	March 31 2006	June 30 2005
Financial Guaranty:
Case reserves	$50,820	$60,721	$72,192
Allocated non-specific	20,750	20,750	20,750
Unallocated non-specific	60,934	58,689	52,852

Trade Credit and Other:
Case reserves	26,742	28,267	28,782
IBNR (2)	37,929	36,149	41,239

Total	$197,175	$204,576	$215,815

(2)	Incurred but not reported.

The decrease in the June 30, 2006 case reserve mostly resulted from the $7.0 million claim that we paid in the second quarter of 2006. The allocated non-specific reserve at June 30, 2006, relates to two credits with a total par outstanding of $43.1 million.

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

Net income attributable to the financial services segment for the second quarter and first six months of 2006 was $45.9 million and $84.6 million, respectively, compared to $40.4 million and $72.1 million, respectively, for the comparable periods of 2005. Equity in net income of affiliates was $72.0 million (pre-tax) for the second quarter of 2006, an increase of $8.1 million or 12.7% compared to $63.9 million (pre-tax) for the comparable period of 2005. For the first six months of 2006, equity in net income of affiliates (pre-tax) was $130.4 million (pre-tax), an increase of $15.2 million or 13.2% compared to $115.2 million, (pre-tax) for the comparable period of 2005. C-BASS accounted for $74.9 million (pre-tax) of the total equity in net income of affiliates in the six months ended June 30, 2006, compared to $59.5 million (pre-tax) in the comparable period of 2005. This reflected growth in C-BASS’s servicing income from a significant increase in the size of their serviced portfolio, as well as a favorable spread environment for the issuance of C-BASS’s mortgage-backed securities. C-BASS’s results could vary significantly from period to period because a portion of C-BASS’s income is dependent on its ability to sell mortgage-backed securities in the capital markets. These mortgage capital markets can be volatile, subject to changes in interest rates, credit spreads and liquidity. In addition, C-BASS owns many mortgage-backed securities which can be called for redemption, often in low interest rate environments such as have existed recently, which can lead to volatility in its quarterly results, as can C-BASS’s requirement to mark many of their balance sheet components to market. Redemptions during the six months ended June 30, 2006 contributed to the increase in C-BASS’s net income for the six months ended June 30, 2006. Equity in net income of affiliates for the second quarter and first six months of 2006 included $27.2 million (pre-tax) and $55.5 million (pre-tax), respectively for Sherman, compared to $32.4 million (pre-tax) and $55.6 million (pre-tax) for the comparable periods of 2005. This amount reflects growth in, and strong collections on, Sherman’s portfolio.

Other

We are seeking to sell or otherwise dispose of the remaining assets and operations of Singer Asset Finance Company L.L.C. (“Singer”), a wholly-owned subsidiary of Enhance Financial Services Group Inc. (“EFSG”), the parent company of Radian Asset Assurance. Singer had been engaged in the purchase, servicing, and securitization of assets, including state lottery awards and structured settlement payments, and currently is operating on a run-off basis. Singer’s run-off operations consist of servicing and/or disposing of Singer’s previously originated assets and servicing its non-consolidated special purpose vehicles. The results of this subsidiary are not material to our financial results. At June 30, 2006, we had approximately $317 million and $298 million of non-consolidated assets and liabilities, respectively, associated with Singer special-purpose vehicles. Our investment in these special-purpose vehicles was $20 million at June 30, 2006. At December 31, 2005 we had $349 million and $328 million of non-consolidated assets and liabilities, respectively, associated with Singer special-purpose vehicles. Our investment in these special purpose vehicles at December 31, 2005 was $21 million.

Off-Balance-Sheet and Related Party Transactions

We guarantee the payment of up to $25.0 million of a revolving credit facility issued to Sherman. On December 22, 2005, the facility was extended until December 21, 2006. There are no amounts outstanding under this facility at June 30, 2006.

We have committed to invest $10 million in a fund sponsored and managed by C-BASS. The fund invests in real estate related securities and had total assets of $262.9 million at June 30, 2006. C-BASS is also a co-investor in the fund. We had invested $5.2 million in the fund at June 30, 2006.

Investments

We are required to group assets in our investment portfolio into one of three categories: held to maturity, available for sale or trading securities. Fixed-maturity securities for which we have the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. Investments classified as available for sale are reported at fair value, with unrealized gains and losses (net of tax) reported as a separate component of stockholders’ equity as accumulated other comprehensive income. Investments classified as trading securities are reported at fair value, with unrealized gains and losses (net of tax) reported as a separate component of income. During the six months ended June 30, 2006, we elected to classify certain new security purchases as trading securities. Similar securities were classified as available for sale for periods prior to the six months ended June 30, 2006. For securities classified as either available for sale or held to maturity, we conduct a quarterly evaluation of declines in market value of the securities to determine whether the decline is other-than-temporary. This evaluation includes a review of (1) the length of time and extent to which fair value is below amortized cost; (2) issuer financial condition; and (3) our intent and ability to retain our investment over a period of time to allow recovery in fair value. We use a 20% decline in price over four continuous quarters as a guide in identifying those securities that should be evaluated for impairment. For securities that have experienced rapid price declines or unrealized losses of less than 20%, classification as other-than-temporary is also considered. Factors influencing this consideration include an analysis of the security issuer’s financial performance, financial condition and general economic conditions.

If fair value is below the cost basis, and it is judged to be other-than-temporary, the cost basis of the individual security is written down to fair value through earnings as a realized loss and the fair value becomes the new basis. During the quarter ended June 30, 2006, we recorded $1.4 million (pre-tax) of charges related to declines in fair value considered to be other-than-temporary. There were no such charges in the second quarter of 2005. At June 30, 2006 and 2005, there were no other investments held in the portfolio that met these criteria. Realized gains and losses are determined on a specific identification method and are included in income. Other invested assets consist of residential mortgage-backed securities and forward foreign currency contracts and are carried at fair value.

On November 3, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. This FSP nullifies certain requirements of EITF Issue 03-1 and supersedes EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment Upon the Planned Sale of a Security Whose Cost Exceeds Fair Value”. The guidance in this FSP also amends FASB No. 115. We adopted this FSP at the beginning of 2006. Accordingly, we are now required to assess our investments for impairment in each reporting period and to use existing guidance, in assessing whether an impairment is other than temporary.

The following table shows the gross unrealized losses and fair value of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2006.

	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government securities	$77,577	$2,574	$2,959	$66	$80,536	$2,640
U.S. government-sponsored enterprises	30,805	854	7,574	260	38,379	1,114
State and municipal obligations	1,324,716	21,577	31,837	958	1,356,553	22,535
Corporate bonds and notes	64,338	2,887	9,288	299	73,626	3,186
Asset–backed securities	156,255	5,494	63,182	2,804	219,437	8,298
Private placements	32,538	1,137	8,174	694	40,712	1,831
Foreign governments	87,247	2,283	2,789	24	90,036	2,307
Redeemable preferred stock	25,058	2,226	—	—	25,058	2,226
Convertible securities	172,340	5,556	—	—	172,340	5,556
Equity securities	14,687	3,298	—	—	14,687	3,298

Total	$1,985,561	$47,886	$125,803	$5,105	$2,111,364	$52,991

U.S. government securities

The unrealized losses of 12 months or greater duration as of June 30, 2006 on our investments in U.S. Treasury obligations were caused by interest rate movement. During the twelve-month period ending June 30, 2006, the Federal Reserve (the “Fed”) raised the federal funds rates eight times for a total of 200 basis points. A majority of the securities remained at an unrealized loss position due to the rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at June 30, 2006.

U.S. government-sponsored enterprises

The unrealized losses of 12 months or greater duration as of June 30, 2006 on our investment in U.S. agency mortgage-backed securities were also caused by interest rate movement. The contractual cash flows of these investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of our investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at June 30, 2006.

State and municipal obligations

The unrealized losses of 12 months or greater duration as of June 30, 2006 on our investments in tax-exempt state and municipal securities were caused by interest rate movement. During the twelve-month period ending June 30, 2006, the tax-exempt municipal bond yield curve ranged from a 1.23% increase in the shortest maturity sectors to a 0.10% increase in the 15-year sector. Our securities in this maturity range experienced severe price declines. We believe that credit quality did not impact security pricing due to the relative high quality of the holdings (i.e., the majority of the securities were either insured, pre-refunded or escrowed to maturity). Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at June 30, 2006.

Corporate bonds and notes

The unrealized losses of 12 months or greater duration as of June 30, 2006 on the majority of the securities in this category were caused by market interest rate movement. A majority of the securities remained at an unrealized loss position due to these rate increases. Unrealized losses for the remaining securities in this category are attributable to changes in business operations, resulting in widened credit spreads. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at June 30, 2006.

Asset-backed securities

The unrealized losses of 12 months or greater duration as of June 30, 2006 on the securities in this category were caused by market interest rate movement. A majority of the securities remained at an unrealized loss position due to the rate increases. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider the investment in these securities to be other-than-temporarily impaired at June 30, 2006.

Private placements

The unrealized losses of 12 months or greater duration as of June 30, 2006 on the majority of the securities in this category were caused by market interest rate movement. A majority of the securities remained at an unrealized loss position due to the rate increases. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider the investment in these securities to be other-than-temporarily impaired at June 30, 2006.

Foreign governments

The unrealized losses of 12 months or greater duration as of June 30, 2006 on the majority of the securities in this category were caused by market interest rate movement and/or foreign currency exchange rate changes. We believe that credit quality did not impact security pricing due to the relative high quality of the holdings (i.e., the majority of the securities were highly-rated governments and government agencies or corporate issues with minimum ratings of single-A). Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at June 30, 2006.

For all investment categories, unrealized losses of less than 12 months in duration are generally attributable to interest rate movement or changes in foreign currency exchange rates. All securities are evaluated in accordance with our impairment recognition policy covering various time and price decline scenarios. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider the investment in these securities to be other-than-temporarily impaired at June 30, 2006.

The contractual maturity of securities in an unrealized loss position at June 30, 2006 was as follows:

(In millions)	Fair Value	Amortized Cost	Unrealized Loss
2006	$22.0	$22.1	$0.1
2007 – 2010	213.9	218.1	4.2
2011 – 2015	290.2	296.6	6.4
2016 and later	1,326.1	1,354.6	28.5
Asset-backed securities	219.4	227.7	8.3
Redeemable preferred stock	25.1	27.3	2.2
Equity securities	14.7	18.0	3.3

Total	$2,111.4	$2,164.4	$53.0

Liquidity and Capital Resources

We act mainly as a holding company for our insurance subsidiaries and do not have any significant operations of our own. Dividends from our subsidiaries, which include amounts received from our affiliates (C-BASS and Sherman), and permitted payments to us under our tax- and expense-sharing arrangements with our subsidiaries, along with income from our investment portfolio are our principal sources of cash to pay stockholder dividends and to meet our obligations. These obligations include our operating expenses, taxes and interest and principal payments on our long-term debt. The payment of dividends and other distributions to us by our insurance subsidiaries are regulated by insurance laws and regulations. In general, dividends in excess of prescribed limits are deemed “extraordinary” and require insurance regulatory approval. In addition, although we have expense-sharing arrangements in place with our principal operating subsidiaries that require those subsidiaries to pay their share of holding company-level expenses, including interest expense on long-term debt, these expense-sharing arrangements are subject to termination at any time by the applicable state insurance departments. In addition, our insurance subsidiaries’ ability to pay dividends to us, and our ability to pay dividends to our stockholders, is subject to various conditions imposed by the rating agencies for us to maintain our ratings. If the cash we receive from our subsidiaries pursuant to expense- and tax-sharing arrangements is insufficient for us to fund our obligations, we may be required to seek addition capital by incurring additional debt, by issuing additional equity or by selling assets, which we may be unable to do on favorable terms, if at all. The need to raise additional capital or the failure to make timely payments on our obligations could have a material adverse effect on our business, financial condition and operating results.

For the six months ended June 30, 2006, we received $10.0 million of dividends from our operating subsidiaries. In August 2006, we received a $100 million dividend from Radian Guaranty. Our insurance subsidiaries may be limited in the amount that they may pay in dividends to us during the next 12 months without first obtaining insurance department approval. We expect to receive modest dividends from our operating subsidiaries during the remainder of 2006 and do not currently expect to seek any extraordinary dividends.

C-BASS paid $24.0 million and $17.3 million in dividends to us during the six months ended June 30, 2006 and 2005, respectively. C-BASS also paid us a $3.4 million dividend in July 2006. Sherman paid $60.5 million and $51.9 million of dividends to us during the six months ended June 30, 2006 and 2005, respectively. In addition, Sherman also paid us a $43.2 million dividend in July 2006. All dividends from C-BASS and Sherman are initially distributed to our insurance subsidiaries, and therefore are subject to regulatory limitations, as discussed above. Amounts ultimately received by us from C-BASS and Sherman during 2006 and 2005 were used, in part, to fund our stock repurchase programs.

Our insurance subsidiaries are permitted to allocate capital resources within certain insurance department and rating agency guidelines by making direct investments. In March 2006, Radian Guaranty contributed approximately $500 million in capital to Radian Insurance to support the additional risk that has been, and is expected to be, written in that entity, mostly through non-traditional products, such as domestic or international credit default swaps. In February 2006, upon receiving authorization for Radian Europe, Radian Insurance contributed $53 million in capital to Radian Europe to fund its operations. In addition, Radian Guaranty has agreed to maintain Radian Europe’s capital at or above the amount required by the Financial Service Authority (“FSA”), the regulator of financial services in the United Kingdom. To the extent that Radian Guaranty is prohibited under applicable insurance regulations from performing its capital maintenance obligations, Radian Group Inc. has agreed to maintain Radian Europe’s capital at or above the amount required by the FSA (£30 million at June 30, 2006), up to $300 million.

Short-Term Liquidity Needs

Our liquidity needs over the next 12 months include funds for the payment of dividends on our common stock, debt service payments on our outstanding long-term debt and operating expenses. We expect to fund these requirements with amounts received under our expense-sharing arrangements or as dividends from our insurance operating subsidiaries, including dividends from our affiliates, and from working capital. Our claim payments are made by our insurance subsidiaries. Liquidity for claim payments is initially provided through investments maintained at the insurance subsidiaries.

Based on our current intention to pay quarterly common stock dividends of approximately $0.02 per share and assuming that our common stock outstanding remains constant at 81,583,869 shares at June 30, 2006, we would require approximately $3.3 million to pay our quarterly dividends for the remainder of 2006. We will also require approximately $46.8 million annually to pay the debt service on our outstanding long-term debt. We expect to fund dividend and debt service payments with amounts received under our expense-sharing arrangements and dividends from our insurance operating subsidiaries (including dividends from our affiliates), all of which we expect to be sufficient to make such payments for at least the next 12 months.

Our sources of working capital consist mostly of premiums written by our insurance operating subsidiaries and investment income. Working capital is applied mainly to the payment of our insurance operating subsidiaries’ claims, operating expenses and to fund our stock repurchase programs. Cash flows from operating activities for the six months ended June 30, 2006 were $243.1 million, compared to $243.7 million for the six months ended June 30, 2005. During the first six months of 2005, we paid $37.6 million as a result of the 2005 recapture. During the first six months of 2006, we paid $68.0 million in consideration for the termination of a derivative financial guaranty contract. Positive cash flows are invested pending future payments of claims and other expenses.

We believe that the operating cash flows generated by each of our insurance subsidiaries will provide those subsidiaries with sufficient funds to satisfy their claim payments and operating expenses for at least the next 12 months. In the unlikely event that claim payment obligations and operating expenses exceed the operating cash flows generated by our insurance operating subsidiaries, we believe that we have the ability to fund any excess from sales of short-term investments maintained at the holding company. In the unlikely event that we are unable to fund excess claim payments and operating expenses through the sale of short-term investments maintained at the holding company, we may be required to incur unanticipated capital losses or delays in connection with the sale of less liquid securities held by us. In any event, we do not anticipate the need for borrowings, under credit facilities or otherwise, to satisfy claim payment obligations or other operating expenses.

At June 30, 2006, we had plans to continue investing in significant information technology and infrastructure upgrades over the next two years at an estimated total cost of $20 million to $30 million, which are intended to benefit all of our business segments. In addition, we are making significant investments in upgrading our business continuity plan. We are using cash flows from operations to fund these expenditures.

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

On December 16, 2004, we replaced a $250 million unsecured revolving credit facility that expired in December 2004 with a $400 million unsecured facility, comprised of a $100 million 364-day facility and a $300 million five-year facility. On December 15, 2005, we amended the facility to extend the expiration date of the 364-day facility from December 15, 2005 to December 14, 2006. The five-year facility expires on December 16, 2009. There were no drawdowns on the expired facility, and we have not drawn down any amounts under the new facility through June 30, 2006. Our ability to borrow under the new facility is subject to compliance with all applicable covenants. The new facility bears interest on any amounts drawn down at a rate dependent on our credit rating at the time of such borrowing. This rate will be calculated according to, at our option, a base rate or a Eurocurrency rate, plus an applicable margin and utilization fee. If necessary, we intend to use this facility for working capital and general corporate purposes.

In September 2003, Radian Asset Assurance closed on $150 million of money market committed preferred custodial trust securities, pursuant to which it entered into a series of three perpetual put options on its own preferred stock to Radian Asset Securities Inc. (“Radian Asset Securities”), our wholly-owned subsidiary. Radian Asset Securities in turn entered into a series of three perpetual put options on its own preferred stock (on substantially identical terms to the Radian Asset Assurance preferred stock). The counterparties to the Radian Asset Securities put options are three trusts established by two major investment banks. The trusts were created as a vehicle for providing capital support to Radian Asset Assurance by allowing Radian Asset Assurance to obtain immediate access to additional capital at its sole discretion at any time through the exercise of one or more of the put options and the corresponding exercise of one or more corresponding Radian Asset Securities put options. If the Radian Asset Assurance put options were exercised, Radian Asset Securities, through the Radian Asset Assurance preferred stock thereby acquired, and investors, through their equity investment in the Radian Asset Securities preferred stock, would have rights to the assets of Radian Asset Assurance of an equity investor in Radian Asset Assurance. Such rights would be subordinate to policyholders’ claims, as well as to claims of general unsecured creditors of Radian Asset Assurance, but ahead of the parent company’s claims, through EFSG, as the owner of the common stock of Radian Asset Assurance. If all the Radian Asset Assurance put options were exercised, Radian Asset Assurance would receive up to $150 million in return for the issuance of its own perpetual preferred stock, the proceeds of which would be useable for any purpose, including the payment of claims. Dividend payments on the preferred stock will be cumulative only if Radian Asset Assurance pays dividends on its common stock. Each trust will be restricted to holding high quality, short-term commercial paper investments to ensure that it can meet its obligations under the put option. To fund these investments, each trust will issue its own auction market perpetual preferred stock. Each trust is currently rated A by each of S&P and Fitch.

Reconciliation of Net Income to Cash Flows from Operations

The following table reconciles net income to cash flows from operations for the six months ended June 30, 2006 and 2005 (in thousands):

	June 30 2006	June 30 2005
Net income	$311,843	$255,836
Decrease in reserves	(12,772)	(11,466)
Deferred tax provision	85,859	28,285
Cash paid for clawback (1)	—	(37,645)
Increase in unearned premiums	64,404	71,749
Increase in deferred policy acquisition costs	(7,298)	(8,818)
Early termination payments (1)	(68,000)	—
Equity in earnings of affiliates	(130,378)	(115,174)
Distributions from affiliates (1)	84,409	69,125
Gains on sales and change in fair value of derivatives	(37,721)	(12,276)
Increase in prepaid federal income taxes (1)	(123,790)	(70,400)
Other	76,578	74,433

Cash flows from operations	$243,134	$243,649

(1)	Cash item.

Cash flows from operations for the six months ended June 30, 2006 have decreased slightly from the comparable period of 2005. Cash flows for 2006 were reduced by a $68.0 million payment to terminate a derivative financial guaranty contract partially offset by an additional $15.2 million in distributions from affiliates, and a higher deferred tax provision which resulted in an increase in prepaid federal income taxes. Cash flows for 2005 were reduced by $37.6 million related to the 2005 recapture. We do not expect that net income will greatly exceed cash flows from operations in future periods.

Stock Repurchase Programs

Since September 2002, our board of directors has authorized five separate repurchase programs, including the current program, for the repurchase, in the aggregate, of up to 19.5 million shares of our common stock on the open market. At March 31, 2004, we had repurchased all 2.5 million shares under the initial program (announced September 24, 2002) at a cost of approximately $87.0 million. At March 31, 2005, we had repurchased an additional 5.0 million shares under the second program (announced May 11, 2004 and extended September 8, 2004) at a cost of approximately $235.9 million, and at June 30, 2005, we had repurchased all 5.0 million shares under the third program (announced February 15, 2005) at a cost of approximately $240.0 million. At December 31, 2005, we had repurchased all 3.0 million shares authorized under the fourth repurchase program (announced August 9, 2005) at a cost of approximately $160.0 million. All share repurchases made under these programs were funded from available working capital, and were made from time to time, depending on market conditions, share price and other factors.

On February 8, 2006, we announced that our board of directors had authorized a fifth repurchase program of up to 4.0 million shares of our common stock on the open market. At June 30, 2006, we had repurchased 2.0 million of the 4.0 million shares authorized under this program at a cost of approximately $121.9 million. Stock purchases under this program are funded from available working capital and are made from time to time, depending on market conditions, stock price and other factors. The board did not set an expiration date for this program.

We also may purchase shares on the open market to meet option exercise obligations and to fund 401(k) matches and purchases under our Employee Stock Purchase Plan and may consider additional stock repurchase programs in the future.

Stockholders’ Equity

Stockholders’ equity was $3.8 billion at June 30, 2006 compared to $3.7 billion at December 31, 2005. The approximate $0.1 billion increase in stockholders’ equity resulted from net income of $311.8 million and proceeds from the issuance of common stock under incentive plans of $26.7 million, partially offset by a decrease in the market value of securities available for sale of $55.9 million, net of tax, dividends paid of $3.3 million and our repurchase of 2.0 million shares of our common stock for approximately $121.9 million.

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

At June 30, 2006, we made a judgment to reserve at a level slightly above the midpoint, given the uncertainty around the ultimate performance of our non-prime products and the potential overpricing in certain housing markets.

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

-

At June 30, 2006, we had case reserves and LAE on financial guaranty policies of $50.8 million. Of this amount, $41.0 million was attributable to a single manufactured housing transaction originated and serviced by Conseco Finance Corp. We have a high degree of certainty that we will suffer losses with respect to this insured obligation equal to the amount reserved, which equals the total amount of the remaining insured obligation. The case and LAE reserves also include $8.8 million attributable to 29 reinsured obligations on which our total par outstanding is $28.5 million.

These reserves are established based on amounts conveyed to us by the ceding companies and confirmed by us. We do not have any reasonable expectation that the ultimate losses will deviate materially from the amount reserved. The remaining $1.0 million of case and LAE reserves is attributable to four insured obligations for which we have case and LAE reserves established, partially offset by salvage recoveries on one other insured obligation.

-	At June 30, 2006, two credits were included in our allocated non-specific reserves of $20.8 million. We expect that we will suffer losses with respect to these insured obligations equal to the amount reserved of $20.8 million. These credits have a total par amount of $43.1 million.

•	Our unallocated non-specific reserves are established over time by applying expected default factors to the premiums earned during each reporting period. The expected lifetime losses for each credit are determined by multiplying the expected frequency of losses on that credit by the expected severity of losses on that credit and multiplying this number, the loss factor, by that credit’s outstanding par amount. The expected frequency and severity of losses for each credit is generated from three sources–two that are published by major rating agencies and one that is generated by a proprietary internal model–based on the product class, published rating and term to maturity for each credit. We set the expected lifetime losses for each credit at the approximate midpoint of the range between the highest and lowest expected lifetime loss factors generated by the rating agency and internally generated models. The default rates published by rating agencies tend to be very low because we mostly insure investment-grade obligations that, historically, have a very low probability of default. Although the default rate is low, the amount of losses upon default can be very high because we tend to insure large financial obligations. Because of the low incidence of losses on financial guaranty obligations, it is also very difficult to estimate the timing of losses on our insured obligations for which we have not yet established a case reserve or allocated non-specific reserve. The default factors for the six months ended June 30, 2006 and the year ended December 31, 2005, approximated 10% of earned premiums on public finance credits and 20% of earned premiums on structured finance credits.

•	Our unallocated non-specific loss reserve at June 30, 2006 was $60.9 million. The range between the unallocated non-specific reserves that would have resulted from applying the highest and lowest default factors generated by any of the three models was approximately $13 million to $85 million, which we believe provides a reasonably likely range of expected losses. None of the product types that we insure accounted for a materially disproportionate share of the variability within that range.

-

At each balance sheet date, we also evaluate both the model-generated default factors and our unallocated non-specific reserves against management’s subjective view of qualitative factors to ensure that the default factors and the unallocated non-specific reserves represent management’s best estimate of the expected losses on our portfolio of credits for which we have not established a case reserve or an allocated non-specific reserve. These qualitative factors include existing economic and business conditions, overall credit quality trends resulting from industry, geographic, economic and political conditions, recent loss experience in particular segments of the portfolio, changes in underwriting policies and procedures and seasoning of the book of business. The macroeconomic factors that we evaluate are outside of our control and are subject to considerable variability. The company-specific factors that we evaluate also require us to make subjective judgments. In addition, a significant change in the size of our portfolio underlying the unallocated non-specific reserves, such as through the expiration of policies or the refunding or recapture of insured exposures, could require an adjustment to the default factors or our level of unallocated non-specific reserves. To date, our evaluation of these qualitative factors has not led us to adjust the default factors or our level of unallocated non-specific reserves. Our estimates of our reserves for losses and LAE for our financial guaranty segment’s other lines of business, mainly trade credit reinsurance, depend upon the receipt of accurate reports and individual loss estimates from ceding companies. The time lag in receiving reports on individual loss estimates in trade credit reinsurance is generally three to six months. We use historical loss information and make inquiries to the cedants of known events as a means of validating our loss assumptions while awaiting more formal updated reports. Any differences in viewpoints are resolved expeditiously and have historically not resulted in material adjustments. In addition, a reserve is included for losses and LAE incurred but not reported (“IBNR”), on trade credit reinsurance.

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

A summary of our derivative information, as of and for the periods indicated, is as follows:

Balance Sheets (In millions)	June 30 2006	December 31 2005	June 30 2005
Trading Securities
Cost	$64.1	$68.1	$67.4
Fair value	93.7	89.4	79.4

Derivative financial guaranty contracts
Notional value	$42,526.0	$30,208.0	$14,300.0
Gross unrealized gains	$109.9	$98.3	$65.5
Gross unrealized losses	34.7	72.1	44.6

Net unrealized gains	$75.2	$26.2	$20.9

The components of the change in fair value of derivative instruments are as follows:

Statements of Income (In millions)	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Trading Securities	$(6.1)	$(10.8)	$8.7	$(9.0)
Gain on termination of Treasury rate lock	—	—	—	1.0
Derivative financial guaranty contracts	(19.2)	11.8	(16.4)	—

Net (losses) gains	$(25.3)	$1.0	$(7.7)	$(8.0)

The following table presents information at June 30, 2006 and December 31, 2005 related to net unrealized gains on derivative financial guaranty contracts (included in other assets on our condensed consolidated balance sheets).

	June 30 2006	December 31 2005
	(In millions)
Balance at January 1	$26.2	$25.3
Net unrealized gains recorded	(16.4)	8.4
Defaults
Recoveries	(2.7)	(7.6)
Payments	0.1	0.1
Early termination payments	68.0	—

Balance at end of period	$75.2	$26.2

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

In accordance with our risk management policies, we may enter into derivatives to hedge the interest rate risk related to our long-term debt. As of June 30, 2006, we were a party to two interest rate swap contracts relating to our 5.625% unsecured senior notes due 2013. These interest rate swaps are designed as fair value hedges that hedge the change in fair value of our long-term debt arising from interest rate increases. During 2006 and 2005, the fair value hedges were 100% effective. Therefore, the change in the fair value of the derivative instruments in our condensed consolidated statements of income was offset by the change in the fair value of the hedged debt. These interest-rate swap contracts mature in February 2013.

Terms of the interest rate swap contracts at June 30, 2006 were as follows (dollars in thousands):

Notional amount	$250,000
Rate received—Fixed	5.625%
Rate paid—Floating (a)	6.514%
Maturity date	February 15, 2013
Unrealized loss	$13,190

(a)	The June 30, 2006 six-month LIBOR forward rate at the next swap payment date plus 87.4 basis points.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123R that requires compensation costs related to share-based payment transactions to be recognized in an issuer’s financial statements. The compensation costs, with limited exceptions, will be measured based on the grant-date fair value of the equity or liability instrument issued. In October 2005, the FASB issued Staff Position No. FAS 123(R)-2 “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R),” to provide guidance on the application of the term “grant date” in SFAS No. 123R. In accordance with this Staff Position, which is to be applied upon our initial adoption of SFAS No. 123R, the grant date of an award shall be the date the award is approved by our board of directors if, at such time, (i) the recipient of the award does not have the ability to negotiate the key terms and conditions of the award and (ii) the key terms of the award are expected to be communicated to the recipients within a relatively short time period after the date of approval.

Under SFAS No. 123R, liability awards are required to be re-measured each reporting period. Compensation cost is recognized over the periods that an employee provides service in exchange for the award. SFAS No. 123R replaces SFAS No. 123 “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25. This statement became effective for us January 1, 2006 and applies to all awards granted after January 1, 2006. We used the modified prospective method in implementing SFAS No. 123R upon adoption. We intend to continue using the Black-Scholes model in determining the fair value of stock-based compensation issued to employees and directors.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of FIN 48 is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period this Interpretation is adopted. The cumulative effect of applying the provisions of FIN 48 shall be reported as an adjustment to the opening balance of retained earnings. Management has calculated the estimated impact of applying FIN 48, and has determined that the effect upon the opening balance of retained earnings is not likely to be material.

In April 2006, the FASB issued FSP No. FIN 46(R)-6 “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R),” which addresses how a reporting enterprise should determine the variability to be considered in applying FASB Interpretation No. 46 (R) (“FIN 46R”). The variability that is considered in applying FIN 46R affects the determination of (i) whether the entity is a variable interest entity, (ii) which interests are variable interests in the entity, and (iii) which party, if any, is the primary beneficiary of the variable interest entity. That variability will affect any calculation of expected losses and expected residual returns, if such a calculation is necessary. FSP No. FIN 46(R) is effective beginning the first day of the reporting period beginning after June 15, 2006. Management does not believe that the adoption of this FSP will have a material impact on our results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk represents the potential for loss due to adverse changes in the value of financial instruments as a result of changes in market conditions. Examples of market risk include changes in interest rates, foreign currency exchange rates, credit spreads and equity prices. We perform, on an annual basis, a sensitivity analysis to determine the effects of market risk exposures on our financial instruments, including in particular, investment securities and certain financial guaranty insurance contracts. This analysis is performed by expressing the potential loss in future earnings, fair values or cash flows of market risk sensitive instruments resulting from one or more selected hypothetical changes in interest rates, foreign currency exchange rates, credit spreads and equity prices. Our sensitivity analysis is sometimes referred to as a parallel shift in yield curve with all other factors remaining constant. In addition, on a quarterly basis, we review changes in interest rates, foreign currency exchange rates, credit spreads and equity prices to determine whether there has been a material change in our market risk since that presented in connection with our annual sensitivity analysis. For the six months ended June 30, 2006, there were no material changes in our market risk.

Interest Rate Risk

The primary market risk in our investment portfolio is interest rate risk, namely the fair value sensitivity of a fixed-income security to changes in interest rates. We manage our investment portfolio to minimize exposure to interest rates through active portfolio management and intensive monitoring of investments to ensure a proper mix of the types of securities held and to stagger the maturities of fixed-income securities. We estimate the changes in fair value of our fixed-income securities by projecting an instantaneous increase and decrease in interest rates. The carrying value of our total investment portfolio at June 30, 2006 and December 31, 2005, was $5.5 billion, of which 88.2% and 86.0%, respectively, was invested in fixed maturities. Our analysts estimate the payout pattern of the mortgage insurance loss reserves to determine their duration, which is measured by the weighted average payments expressed in years. At June 30, 2006, the average duration of the fixed-income portfolio was 6.13 years.

In April 2004, we entered into interest-rate swaps that, in effect, converted a portion of our fixed-rate long-term debt to a variable rate based on a spread over the six-month LIBOR for the remaining term of the debt. See Note 2 to our condensed consolidated financial statements.

The market value and cost of our long-term debt at June 30, 2006 were $745.1 million and $747.6 million, respectively.

Foreign Exchange Rate Risk

One means of assessing exposure to changes in foreign currency exchange rates on market sensitive instruments is to model effects on reported earnings using a sensitivity analysis. We analyze our currency exposure annually by identifying our investment portfolio denominated in currencies other than the U.S. dollar. There have been no material changes in our foreign exchange rate risk during the six months ended June 30, 2006.

Equity Market Price

Exposure to changes in equity market prices can be estimated by assessing the potential changes in market values on our equity investments resulting from a hypothetical broad-based decline in equity market prices of 10%. At June 30, 2006, the market value and cost of our equity securities were $279.1 million and $223.1 million, respectively. There have been no material changes in our equity market price risk during the six months ended June 30, 2006.

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

The risks affecting us and our subsidiaries, as previously reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, have not materially changed other than as set forth below. The following information updates two of these risks to (1) reflect recent ratings actions with respect to Radian Asset Assurance Inc., our principal financial guaranty subsidiary, Radian Asset Assurance Limited, an insurance subsidiary of Radian Asset Assurance authorized to conduct financial guaranty business in the United Kingdom, and Radian Europe Limited, a recently authorized mortgage insurance subsidiary in the United Kingdom and (2) to discuss recent legislative developments.

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

	MOODY’S	MOODY’S OUTLOOK	S&P	S&P OUTLOOK	FITCH	FITCH OUTLOOK
Radian Guaranty	Aa3	Stable	AA	Stable	AA	Stable
Radian Insurance	Aa3	Stable	AA	Stable	AA	Stable
Amerin Guaranty	Aa3	Stable	AA	Stable	AA	Stable
Radian Europe Limited	—	—	AA	Stable	—	—
Radian Asset Assurance	Aa3	Stable	AA	Stable	AA	Negative
Radian Asset Assurance Limited	—	—	AA	Stable	AA	Negative

If the financial strength ratings assigned to any of our mortgage insurance subsidiaries were to fall below Aa3 from Moody’s or the AA level from S&P and Fitch, then national mortgage lenders and a large segment of the mortgage securitization market, including Fannie Mae and Freddie Mac, generally would not purchase mortgages or mortgage-backed securities insured by that subsidiary. Any downgrade of the ratings assigned to our financial guaranty subsidiaries would limit the desirability of their respective direct insurance products and would reduce the value of Radian Asset Assurance’s reinsurance, even to the point where primary insurers may be unwilling to continue to cede insurance to Radian Asset Assurance at attractive rates. In addition, many of Radian Asset Assurance’s reinsurance agreements give the primary insurers the right to recapture business ceded to Radian Asset Assurance under these agreements, and in some cases, the right to increase commissions charged to Radian Asset Assurance if Radian Asset Assurance’s insurance financial strength rating is downgraded below specified levels. Accordingly, Radian Asset Assurance’s competitive position and prospects for future financial guaranty reinsurance opportunities would be damaged by a downgrade in its ratings. For example, downgrades that occurred in October 2002 and in May 2004 triggered these recapture rights. We cannot be certain that the impact on our business of any future downgrades would not be worse than the impact resulting from these prior downgrades.

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

Our business and legal liabilities may be affected by the application of federal or state consumer lending and insurance laws and regulations, or by unfavorable changes in these laws and regulations. For example, legislation is currently pending in the U.S. Congress to reform the FHA, which, if enacted, could provide the FHA with greater flexibility in establishing new products and increase the FHA’s competitive position against private mortgage insurers. We do not know whether this proposed legislation, which includes increasing the maximum loan amount that the FHA can insure and allowing the FHA to use risk-based pricing in setting its premiums, will be enacted, and, if enacted, what form the legislation may take. Any increase in the competition we face from the FHA or any other government sponsored entities could harm our consolidated financial condition and results of operations.

We and other mortgage insurers have faced private lawsuits alleging, among other things, that our captive reinsurance arrangements constitute unlawful payments to mortgage lenders under the anti-referral fee provisions of the Real Estate Settlement Practices Act of 1974 (“RESPA”). In addition, we and other mortgage insurers have been subject to inquiries from the New York Insurance Department (“NYID”) relating to our captive reinsurance arrangements. We cannot predict whether the NYID’s inquiry will lead to further inquiries, or investigations, of our captive arrangements, or the scope, timing or outcome of the present inquiry or any other inquiry or action by the NYID or other regulators. Although we believe that all of our captive reinsurance arrangements comply with applicable legal requirements, we cannot be certain that we will be able to successfully defend against any alleged violations of RESPA or other laws.

Proposed changes to the application of RESPA could harm our competitive position. HUD proposed an exemption under RESPA for lenders that, at the time a borrower submits a loan application, give the borrower a firm, guaranteed price for all the settlement services associated with the loan, commonly referred to as “bundling.” In 2004, HUD indicated its intention to abandon the proposed rule and to submit a revised proposed rule to the U.S. Congress. We do not know what form, if any, the rule will take or whether it will be approved. If bundling is exempted from RESPA, mortgage lenders may have increased leverage over us, and the premiums we are able to charge for mortgage insurance could be negatively affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c) The following table provides information about repurchases by us (and our affiliated purchasers) during the quarter ended June 30, 2006 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
4/01/2006 to 4/30/2006	222,500	$61.15	222,500	2,777,500
5/01/2006 to 5/31/2006	536,400	62.72	536,400	2,241,100
6/01/2006 to 6/30/2006	241,100	59.89	241,100	2,000,000

Total	1,000,000	$61.67	1,000,000

(1)	On February 8, 2006, we announced that our board of directors had authorized the repurchase of up to 4.0 million shares of our common stock on the open market under a new repurchase plan. Share purchases under this program are funded from available working capital and are made from time to time depending on market conditions, stock price and other factors. The board did not set an expiration date for this plan.
(2)	Amounts shown in this column reflect the number of shares remaining under the 4.0 million share stock repurchase program referenced in Note 1 above.

Item 4.	Submission of Matters to a Vote of Security Holders.

On May 9, 2006, we held our Annual Meeting of Stockholders. At the meeting, the following proposals were submitted to a vote of our stockholders, with the voting results indicated below.

1)	Election of ten directors for terms of one year each, to serve until their successors have been duly elected and have qualified or their earlier removal or resignation:

	For	Withheld
Herbert Wender	72,875,346	1,187,489
David C. Carney	72,875,346	1,187,489
Howard B. Culang	73,463,666	599,169
Stephen T. Hopkins	73,463,666	599,169
Sanford A. Ibrahim	72,879,559	1,183,276
James W. Jennings	72,866,626	1,196,209
Ronald W. Moore	72,407,023	1,655,812
Jan Nicholson	73,935,501	127,334
Robert W. Richards	72,866,251	1,196,584
Anthony W. Schweiger	72,407,986	1,654,849

2)	To amend the Radian Group Inc. Equity Compensation Plan to extend the term of the plan from December 31, 2006 through December 31, 2008:

For	Against	Abstain	Broker Non-Votes
55,378,285	13,204,862	34,149	5,445,539

3)	To ratify the selection of Deloitte & Touche LLP as our independent registered public accounting firm for the year ending December 31, 2006:

For	Against	Abstain
73,885,555	161,751	15,529

Item 6.	Exhibits.

Exhibit No.	Exhibit Name
3.2	Amended and Restated By-Laws of Radian Group Inc. (1)

+10.1	Radian Group Inc. Equity Compensation Plan (Amended and Restated May 9, 2006) (2)

+10.2	Change of Control Agreement between Radian Asset Assurance Inc. and Stephen Cooke, dated June 26, 2006 (3)

*+10.3	First Amendment to Employment and Retention Agreement between Radian Group Inc. and Roy J. Kasmar, dated May 9, 2006

*11	Statement re: Computation of Per Share Earnings

*31	Rule 13a – 14(a) Certifications

*32	Section 1350 Certifications

*	Filed herewith.
+	Management contract, compensatory plan or arrangement.
(1)	Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K dated May 9, 2006 and filed on May 12, 2006.
(2)	Incorporated by reference to Appendix A to our Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders, as filed with the Securities and Exchange Commission on April 18, 2006.
(3)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated June 26, 2006 and filed on June 30, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Radian Group Inc.

Date: August 4, 2006	/s/ C. ROBERT QUINT
C. Robert Quint Executive Vice President and Chief Financial Officer

/S/ JOHN J. CALAMARI
John J. Calamari Senior Vice President and Corporate Controller

EXHIBIT INDEX

Exhibit No.	Exhibit Name
3.2	Amended and Restated By-Laws of Radian Group Inc. (1)

+10.1	Radian Group Inc. Equity Compensation Plan (Amended and Restated May 9, 2006) (2)

+10.2	Change of Control Agreement between Radian Asset Assurance Inc. and Stephen Cooke, dated June 26, 2006 (3)

*+10.3	First Amendment to Employment and Retention Agreement between Radian Group Inc. and Roy J. Kasmar, dated May 9, 2006

*11	Statement re: Computation of Per Share Earnings

*31	Rule 13a – 14(a) Certifications

*32	Section 1350 Certifications

*	Filed herewith.
+	Management contract, compensatory plan or arrangement.
(1)	Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K dated May 9, 2006 and filed on May 12, 2006.
(2)	Incorporated by reference to Appendix A to our Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders, as filed with the Securities and Exchange Commission on April 18, 2006.
(3)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated June 26, 2006 and filed on June 30, 2006.