Form 10-Q
period 2006-09-30
RADIAN GROUP INC
filed 2006-11-06
CIK 890926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 80,586,618 shares of common stock, $0.001 par value per share, outstanding on October 27, 2006.

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

•

the possibility that we may fail to estimate accurately the likelihood, magnitude and timing of losses in connection with establishing loss reserves for our mortgage insurance or financial guaranty businesses

i

or to estimate accurately the fair value amounts of derivative contracts in determining gains and losses on these contracts (See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies”);

•	increases in claim frequency as our mortgage insurance policies age; and

•	vulnerability to the performance of our strategic investments.

For more information regarding these risks and uncertainties as well as certain additional risks that we face, you should refer to the risks detailed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005 and the material changes to these risks discussed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006. We caution you not to place undue reliance on these forward-looking statements, which are current only as of the date on which we filed this report. We do not intend to, and we disclaim any duty or obligation to, update or revise any forward-looking statements made in this report to reflect new information or future events or for any other reason.

ii

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Radian Group Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per-share amounts)	September 30 2006	December 31 2005
Assets
Investments
Fixed maturities held to maturity—at amortized cost (fair value $94,280 and $130,227)	$91,389	$125,935
Fixed maturities available for sale—at fair value (amortized cost $4,742,885 and $4,493,789)	4,890,629	4,608,460
Trading securities—at fair value (cost $81,149 and $68,078)	106,706	89,440
Equity securities—at fair value (cost $216,609 and $258,768)	281,069	325,117
Short-term investments	328,164	361,937
Other invested assets	17,737	2,825

Total investments	5,715,694	5,513,714
Cash	46,218	7,847
Investment in affiliates	560,570	446,151
Deferred policy acquisition costs	219,573	208,325
Prepaid federal income taxes	760,963	585,514
Provisional losses recoverable	12,293	25,388
Accrued investment income	60,926	60,124
Accounts and notes receivable (less allowance of $1,178 and $1,279)	42,216	59,136
Property and equipment, at cost (less accumulated depreciation of $79,300 and $61,285)	43,925	52,062
Other assets	274,943	272,349

Total assets	$7,737,321	$7,230,610

Liabilities and Stockholders’ Equity
Unearned premiums	$914,422	$849,360
Reserve for losses and loss adjustment expenses	840,938	801,002
Long-term debt	747,692	747,466
Deferred federal income taxes	1,071,002	961,993
Accounts payable and accrued expenses	196,234	207,909

Total liabilities	3,770,288	3,567,730

Commitments and Contingencies (Note 14)
Stockholders’ equity
Common stock: par value $.001 per share; 200,000,000 shares authorized; 97,570,373 and 97,373,169 shares issued at September 30, 2006 and December 31, 2005, respectively; 80,777,307 and 83,032,456 shares outstanding at September 30, 2006 and December 31, 2005, respectively	97	97
Treasury stock: 16,793,066 and 14,340,713 shares in 2006 and 2005, respectively	(853,553)	(688,048)
Additional paid-in capital	1,342,942	1,318,910
Deferred compensation	—	(1,843)
Retained earnings	3,332,517	2,913,649
Accumulated other comprehensive income	145,030	120,115

Total stockholders’ equity	3,967,033	3,662,880

Total liabilities and stockholders’ equity	$7,737,321	$7,230,610

See notes to unaudited condensed consolidated financial statements.

Radian Group Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands, except per-share amounts)	2006	2005	2006	2005
Revenues:
Premiums written:
Direct	$267,726	$300,954	$849,967	$846,037
Assumed	18,982	35,651	79,087	51,849
Ceded	(31,903)	(22,697)	(95,769)	(69,920)

Net premiums written	254,805	313,908	833,285	827,966
Increase in unearned premiums	(661)	(48,272)	(66,358)	(71,327)

Net premiums earned	254,144	265,636	766,927	756,639
Net investment income	60,185	53,253	174,123	154,119
Net gains on securities	1,409	5,194	29,587	25,443
Change in fair value of derivative instruments	626	53,274	(7,031)	45,301
Other income	5,467	5,265	16,456	18,008

Total revenues	321,831	382,622	980,062	999,510

Expenses:
Provision for losses	121,395	92,441	284,889	285,768
Policy acquisition costs	26,351	27,927	80,535	88,355
Other operating expenses	62,706	58,931	181,082	163,019
Interest expense	11,515	12,167	35,893	31,103

Total expenses	221,967	191,466	582,399	568,245

Equity in net income of affiliates	55,870	46,772	186,248	161,946

Pretax income	155,734	237,928	583,911	593,211
Provision for income taxes	43,775	75,371	160,109	174,818

Net income	$111,959	$162,557	$423,802	$418,393

Basic net income per share	$1.38	$1.92	$5.17	$4.84

Diluted net income per share	$1.36	$1.88	$5.12	$4.65

Average number of common shares outstanding—basic	81,233	84,567	81,995	86,507

Average number of common and common equivalent shares outstanding—diluted	82,050	86,693	82,749	90,356

Dividends declared per share	$0.02	$0.02	$0.06	$0.06

See notes to unaudited condensed consolidated financial statements.

Radian Group Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock	Treasury Stock	Additional Paid-in Capital	Deferred Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)		Total
(In thousands)						Foreign Currency Translation Adjustment	Unrealized Holding Gains (Losses)
BALANCE, JANUARY 1, 2005	$97	$(176,242)	$1,282,433	$—	$2,397,626	$14,397	$170,744	$3,689,055
Comprehensive income:
Net income	—	—	—	—	418,393	—	—	418,393
Unrealized foreign currency translation adjustment, net of tax benefit of 5,330	—	—	—	—	—	(9,898)	—	(9,898)
Unrealized holding losses arising during period, net of tax benefit of $21,481	—	—	—	—	—	—	(39,892)
Less: Reclassification adjustment for net gains included in net income, net of tax of $3,331	—	—	—	—	—	—	(6,187)

Net unrealized loss on investments, net of tax benefit of $24,812	—	—	—	—	—	—	(46,079)	(46,079)

Comprehensive income								362,416
Issuance of common stock under incentive plans	—	15,585	26,333	—	—	—	—	41,918
Issuance of restricted stock	—	—	—	(2,323)	—	—	—	(2,323)
Amortization of restricted stock	—	—	—	285	—	—	—	285
Treasury stock purchased	—	(509,095)	—	—	—	—	—	(509,095)
Dividends paid	—	—	—	—	(5,166)	—	—	(5,166)
Warrants repurchased by affiliate	—	—	(2,075)	—	—	—	—	(2,075)

BALANCE, SEPTEMBER 30, 2005	$97	$(669,752)	$1,306,691	$(2,038)	$2,810,853	$4,499	$124,665	$3,575,015

BALANCE, JANUARY 1, 2006	$97	$(688,048)	$1,318,910	$(1,843)	$2,913,649	$2,135	$117,980	$3,662,880
Comprehensive income:
Net income	—	—	—	—	423,802	—	—	423,802
Unrealized foreign currency translation adjustment, net of tax of $2,367	—	—	—	—	—	4,395	—	4,395
Unrealized holding gains arising during the period, net of tax of $20,587	—	—	—	—	—	—	38,233	—
Less: Reclassification adjustment for net gains included in net income, net of tax of $9,538	—	—	—	—	—	—	(17,713)	—

Net unrealized gain on investments, net of tax of $11,049	—	—	—	—	—	—	20,520	20,520

Comprehensive income	—	—	—	—	—	—	—	448,717
Issuance of common stock under incentive plans	—	17,043	18,258	—	—	—	—	35,301
Issuance of restricted stock	—	—	(1,769)	—	—	—	—	(1,769)
Amortization of restricted stock	—	—	1,076	—	—	—	—	1,076
Reclassification of deferred compensation (a)	—	—	(1,843)	1,843	—	—	—	—
Stock-based compensation expense-options	—	—	8,310	—	—	—	—	8,310
Treasury stock purchased	—	(182,548)	—	—	—	—	—	(182,548)
Dividends paid	—	—	—	—	(4,934)	—	—	(4,934)

BALANCE, SEPTEMBER 30, 2006	$97	$(853,553)	$1,342,942	$—	$3,332,517	$6,530	$138,500	$3,967,033

(a)	See “Restricted Stock” in Note 9 for information related to the reclassification of the amount in deferred compensation.

See notes to unaudited condensed consolidated financial statements.

Radian Group Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30
(In thousands)	2006	2005
Cash flows from operating activities	$373,744	$383,348

Cash flows from investing activities:
Proceeds from sales of fixed-maturity investments available for sale	716,128	337,416
Proceeds from sales of equity securities available for sale	87,560	64,325
Proceeds from redemptions of fixed-maturity investments available for sale	145,500	227,939
Proceeds from redemptions of fixed-maturity investments held to maturity	36,882	39,483
Purchases of fixed-maturity investments available for sale	(1,109,597)	(691,825)
Purchases of equity securities available for sale	(25,402)	(64,075)
Sales of short-term investments, net	52,292	151,513
(Purchases) sales of other invested assets, net	(159)	1,376
Purchases of property and equipment, net	(11,323)	(6,101)
(Purchase) sale of investment in affiliates	(65,307)	15,652
Other	—	1,142

Net cash (used in)/provided by investing activities	(173,426)	76,845

Cash flows from financing activities:
Dividends paid	(4,934)	(5,166)
Issuance of long-term debt	—	249,555
Debt issuance costs	—	(2,168)
Proceeds from issuance of common stock under incentive plans	23,306	24,591
Excess tax benefits from stock-based awards	3,762	—
Purchase of treasury stock	(182,548)	(509,095)
Redemption of long-term debt	—	(220,000)

Net cash used in financing activities	(160,414)	(462,283)

Effect of exchange rate changes on cash	(1,533)	(814)
Increase (decrease) in cash	38,371	(2,904)
Cash, beginning of period	7,847	30,680

Cash, end of period	$46,218	$27,776

Supplemental disclosures of cash flow information:
Income taxes paid	$181,598	$175,685

Interest paid	$32,054	$29,451

Supplemental disclosures of non-cash items:
Stock-based compensation, net of tax	$8,847	$2,219

See notes to unaudited condensed consolidated financial statements.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1—Condensed Consolidated Financial Statements—Basis of Presentation

Our condensed consolidated financial statements include the accounts of Radian Group Inc. and its subsidiaries, including its principal mortgage guaranty operating subsidiaries, Radian Guaranty Inc. (“Radian Guaranty”), Amerin Guaranty Corporation (“Amerin Guaranty”), Radian Insurance Inc. (“Radian Insurance”) and Radian Europe Limited (“Radian Europe”), and its principal financial guaranty operating subsidiaries, Radian Asset Assurance Inc. (“Radian Asset Assurance”) and Radian Asset Assurance Limited (“RAAL”). We refer to Radian Group Inc. together with its consolidated subsidiaries as “Radian,” “we,” “us” or “our,” unless the context requires otherwise. We generally refer to Radian Group Inc. alone, without its consolidated subsidiaries, as the “parent company.” We own a 46% interest in Credit-Based Asset Servicing and Securitization (“C-BASS”) and an interest in Sherman Financial Group (“Sherman”), consisting of 40.96% of the Class A Common Units of Sherman (Class A Common Units represent 94% of the total equity in Sherman) and 50% of the Preferred Units of Sherman each of which are active credit-based businesses.

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

On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share-Based Payment” (“SFAS No. 123R”) using a modified prospective application as permitted by SFAS No. 123R. Accordingly, prior period amounts have not been restated. Certain other prior period balances have been reclassified to conform to the current period presentation.

2—Derivative Instruments and Hedging Activities

We account for derivatives under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted (“SFAS No. 133”). In general, SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their respective fair values. All derivative instruments are recognized in our condensed consolidated balance sheets as either assets or liabilities depending on the rights or

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

obligations under the contracts. Transactions that we have entered into that are accounted for under SFAS No. 133 include investments in convertible debt securities, interest rate swaps, selling credit protection in the form of credit default swaps and certain financial guaranty contracts that are considered credit default swaps. Credit default swaps and certain financial guaranty contracts that are accounted for under SFAS No. 133 are part of our overall business strategy of offering mortgage credit enhancement and financial guaranty protection to our customers. The premiums for these contracts are included in net premiums written and earned. The interest rate swaps that we have entered into qualify as hedges and are accounted for as fair value hedges. The embedded equity derivatives contained within our investments in fixed-maturity securities, forward foreign currency contracts and credit protection in the form of credit default swaps do not qualify as hedges under SFAS No. 133, so changes in their fair value are included in current earnings in our condensed consolidated statements of income. Net unrealized gains and losses on credit default swaps and certain other financial guaranty contracts are included in assets or liabilities, as appropriate, on our condensed consolidated balance sheets. We do not recognize a reserve for losses on derivative financial guaranty contracts. Any equivalent reserve would be embedded in the unrealized gains and losses on derivative financial guaranty contracts. Settlements under derivative financial guaranty contracts are charged to assets or liabilities, as appropriate, on the condensed consolidated balance sheets. During the nine months ended September 30, 2006, we received $3.8 million, net, of recoveries of previous default payments and paid $68.0 million in connection with the termination of a derivative financial guaranty contract. See below for further discussion. We received $6.2 million of recoveries of previous default payments on, and paid no amounts in respect of, derivative financial guaranty contracts in the corresponding period of 2005.

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

In February 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), an amendment of FASB Statements No. 133 and 140. SFAS No. 155 (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of FASB Statement No. 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (v) amends FASB Statement No. 140 to eliminate the exemption from applying the requirements of FASB Statement No. 133 on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006 (the fiscal year beginning January 1, 2007 for us). Management is considering the impact, if any, that may result from the adoption of SFAS No. 155.

With respect to our direct derivative financial guaranty contracts, estimated fair value amounts are determined by us using market information to the extent available, and appropriate valuation methodologies. For collateralized debt obligations (“CDOs”), credit spreads on individual names in our collateral pool are used to determine an equivalent risk tranche on an industry standard credit default swap index. We then estimate the

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

price of our equivalent risk tranche based on observable market prices of standard risk tranches on the industry standard credit default swap index. When credit spreads on individual names are not available, the average credit spread on the credit rating of the name is used. For certain structured transactions, dealer quotes on similar structured transactions are used. For certain structured transactions where market data is not available, no gains or losses are recorded. Significant differences may exist with respect to the available market information and assumptions used to determine gains and losses on derivative financial guaranty contracts. Considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates are not necessarily indicative of amounts we could realize in a current market exchange due to the lack of a liquid market. The use of different market assumptions and/or estimation methodologies may have a significant effect on the estimated fair value amounts.

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

A summary of our derivative information, as of and for the periods indicated, is as follows:

Balance Sheets (In millions)	September 30 2006	December 31 2005	September 30 2005
Trading Securities
Cost	$65.5	$68.1	$66.1
Fair value	90.9	89.4	90.0

Derivative financial guaranty contracts
Notional value	$46,700.0	$30,208.0	$19,550.0
Gross unrealized gains	$114.8	$98.3	$85.3
Gross unrealized losses	36.3	72.1	24.3

Net unrealized gains	$78.5	$26.2	$61.0

The components of the change in fair value of derivative instruments are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
Statements of Income (In millions)	2006	2005	2006	2005
Trading Securities	$(3.8)	$11.4	$4.9	$2.4
Gain on termination of Treasury rate lock	—	—	—	1.0
Derivative financial guaranty contracts	4.5	41.9	(11.9)	41.9

Net (losses) gains	$0.7	$53.3	$(7.0)	$45.3

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

The following table presents information at September 30, 2006 and December 31, 2005 related to net unrealized gains or losses on derivative financial guaranty contracts (included in other assets on our condensed consolidated balance sheets).

	September 30 2006	December 31 2005
	(In millions)
Balance at January 1	$26.2	$25.3
Net unrealized (losses) gains recorded	(11.9)	8.4

Defaults
Recoveries	(3.9)	(7.6)
Payments	0.1	0.1
Early termination payments	68.0	—

Balance at end of period	$78.5	$26.2

The application of SFAS No. 133, as amended, could result in volatility from period to period in gains and losses as reported on our condensed consolidated statements of income. These gains and losses result mostly from changes in corporate credit or asset-backed spreads, changes in the creditworthiness of underlying corporate entities or the credit performance of the assets underlying an asset-backed security, and the equity performance of the entities’ underlying convertible investments. Any incurred gains or losses on such contracts would be recognized as a change in the fair value of derivatives. We are unable to predict the effect this volatility may have on our financial position or results of operations.

In accordance with our risk management policies, we may enter into derivatives to hedge the interest rate risk related to our long-term debt. As of September 30, 2006, we were a party to two interest rate swap contracts relating to our 5.625% unsecured senior notes. These interest rate swaps are designed as fair value hedges that hedge the change in fair value of our long-term debt arising from interest rate movements. During 2006 and 2005, the fair value hedges were 100% effective. Therefore, the changes in fair value of derivative instruments in our condensed consolidated statements of income were offset by the change in the fair value of the hedged debt. These interest rate swap contracts mature in February 2013.

Terms of the interest rate swap contracts at September 30, 2006 were as follows (dollars in thousands):

Notional amount	$250,000
Rate received—Fixed	5.625%
Rate paid—Floating (a)	6.057%
Maturity date	February 15, 2013
Unrealized loss	$4,839

(a)	The September 30, 2006 six-month London Interbank Offered Rate (“LIBOR”) forward rate at the next swap payment date plus 87.4 basis points.

In October 2004, we entered into transactions to lock in treasury rates that would have served as a hedge if we had issued long-term debt during that time. The notional value of the hedges was $120 million at a blended rate of 4.075%. In January 2005, we discontinued the hedge arrangements and received payments from our counterparties. We realized a gain of $1.0 million at termination in 2005.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

3—Comprehensive income

Our total comprehensive income, as calculated per SFAS No. 130, “Reporting Comprehensive Income,” was as follows (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Net income, as reported	$111,959	$162,557	$423,802	$418,393
Other comprehensive income (net of tax)
Net unrealized gains (losses) on investments	76,467	(39,509)	20,520	(46,079)
Unrealized foreign currency translation adjustment	(621)	(609)	4,395	(9,898)

Comprehensive income	$187,805	$122,439	$448,717	$362,416

4—Investments

We are required to group assets in our investment portfolio into one of three categories: held to maturity, available for sale or trading securities. Fixed-maturity securities for which we have the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. Investments classified as available for sale are reported at fair value, with unrealized gains and losses (net of tax) reported as a separate component of stockholders’ equity as accumulated other comprehensive income. Investments classified as trading securities are reported at fair value, with unrealized gains and losses (net of tax) reported as a separate component of income. During the nine months ended September 30, 2006, we began classifying certain new security purchases as trading securities. Similar securities were classified as available for sale for periods prior to 2006. For securities classified as either available for sale or held to maturity, we conduct a quarterly evaluation of declines in market value of the securities to determine whether the decline is other-than-temporary. This evaluation includes a review of (i) the length of time and extent to which fair value is below amortized cost, (ii) issuer financial condition and (iii) our intent and ability to retain our investment over a period of time to allow recovery in fair value.

If fair value is below the cost basis, and it is judged to be other-than-temporary, the cost basis of the individual security is written down to fair value through earnings as a realized loss and the fair value becomes the new basis. During the quarter ended September 30, 2006, we recorded approximately $4.1 million of charges related to declines in the fair value of securities (primarily small cap value stocks) considered to be other-than-temporary. There were no such charges in the third quarter of 2005. At September 30, 2006 and 2005, there were no other investments held in the portfolio that were determined to be other-than-temporarily impaired. Realized gains and losses are determined on a specific identification method and are included in income. Other invested assets consist of residential mortgage-backed securities, forward foreign currency contracts and our investment in a fund sponsored and managed by C-BASS which invests in real estate related securities. All other invested assets are carried at fair value.

On November 3, 2005, the FASB issued FASB Staff Position (“FSP”) Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. This FSP nullifies certain requirements of EITF Issue 03-1 and supersedes EITF Topic No. D-44, “Recognition of Other-Than-Temporary

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value”. The guidance in this FSP also amends FASB No. 115. We adopted this FSP at the beginning of 2006. Accordingly, we are now required to assess our investments for impairment in each reporting period and to use existing guidance in assessing whether an impairment is other than temporary.

The following table shows the gross unrealized losses and fair value of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2006.

	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government securities	$18,481	$222	$23,166	$411	$41,647	$633
U.S. government-sponsored enterprises	8,516	291	13,270	325	21,786	616
State and municipal obligations	68,177	214	93,515	1,023	161,692	1,237
Corporate bonds and notes	25,360	479	29,540	637	54,900	1,116
Asset-backed securities	59,275	1,091	118,693	3,133	177,968	4,224
Private placements	12,222	146	8,622	600	20,844	746
Foreign governments	43,957	431	21,363	565	65,320	996
Redeemable preferred stock	20,862	2,809	—	—	20,862	2,809
Convertible securities	87,697	4,874	19,232	919	106,929	5,793
Equity securities	91	1	—	—	91	1

Total	$344,638	$10,558	$327,401	$7,613	$672,039	$18,171

U.S. government securities

The unrealized losses of 12 months or greater duration as of September 30, 2006 on our investments in U.S. Treasury obligations were caused by interest rate increases. During the twelve-month period ending September 30, 2006, the Federal Reserve raised the federal funds rates six times for a total of 150 basis points. A majority of the securities remained at an unrealized loss position due to the rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at September 30, 2006.

U.S. government-sponsored enterprises

The unrealized losses of 12 months or greater duration as of September 30, 2006 on our investments in U.S. agency mortgage-backed securities were also caused by interest rate increases. The contractual cash flows of these investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of our investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at September 30, 2006.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

State and municipal obligations

The unrealized losses of 12 months or greater duration as of September 30, 2006 on our investments in tax-exempt state and municipal securities were mainly caused by interest rate increases. During the twelve-month period ending September 30, 2006, the tax-exempt municipal bond yield curve changes inversely affected the price movements. We believe that credit quality did not impact security pricing due to the relative high quality of the holdings (i.e., the majority of the securities were either insured, pre-refunded or escrowed to maturity). Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at September 30, 2006.

Corporate bonds and notes

The unrealized losses of 12 months or greater duration as of September 30, 2006 on the majority of the securities in this category were caused by market interest rate increases. A majority of the securities remained at an unrealized loss position due to these rate increases. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at September 30, 2006.

Asset-backed securities

The unrealized losses of 12 months or greater duration as of September 30, 2006 on the securities in this category were caused by market interest rate increases. A majority of the securities remained at an unrealized loss position due to the rate increases. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider the investment in these securities to be other-than-temporarily impaired at September 30, 2006.

Private placements

The unrealized losses of 12 months or greater duration as of September 30, 2006 on the majority of the securities in this category were caused by market interest rate increases. A majority of the securities remained at an unrealized loss position due to the rate increases. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider the investment in these securities to be other-than-temporarily impaired at September 30, 2006.

Foreign governments

The unrealized losses of 12 months or greater duration as of September 30, 2006 on the majority of the securities in this category were caused by market interest rate increases. We believe that credit quality did not impact security pricing due to the relative high quality of the holdings (i.e., the majority of the securities were highly-rated governments and government agencies or corporate issues with minimum ratings of single-A). Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at September 30, 2006.

Convertible securities

The unrealized losses of 12 months or greater duration as of September 30, 2006 on the majority of the securities in this category were caused by market interest rate increases. We believe that while interest rate changes contributed to a decline in investment value in almost all cases, credit quality, whether industry or

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

company specific, did not have a significant or irrecoverable impact on security pricing. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider the investment in these securities to be other-than-temporarily impaired at September 30, 2006.

For all investment categories, unrealized losses of less than 12 months in duration are generally attributable to interest rate increases. All securities are evaluated in accordance with our impairment recognition policy covering various time and price decline scenarios. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider the investment in these securities to be other-than-temporarily impaired at September 30, 2006.

The contractual maturity of securities in an unrealized loss position at September 30, 2006 was as follows:

(In millions)	Fair Value	Amortized Cost	Unrealized Loss
2006	$8,722	$8,728	$6
2007 – 2010	165,695	167,807	2,112
2011 – 2015	108,481	111,000	2,519
2016 and later	190,220	196,720	6,500
Mortgage-backed and other asset-backed securities	177,968	182,192	4,224
Redeemable preferred stock	20,862	23,671	2,809
Equity securities	91	92	1

Total	$672,039	$690,210	$18,171

5—Segment Reporting

We have three reportable segments: mortgage insurance, financial guaranty and financial services. Our reportable segments are strategic business units that are managed separately because each business segment requires different marketing and sales and risk management expertise. We allocate corporate income and expenses to each of the segments.

The mortgage insurance segment provides credit-related insurance coverage principally through private mortgage insurance, and risk management services to mortgage lending institutions located throughout the United States and select countries overseas. Private mortgage insurance mainly protects lenders from all or part of default-related losses on residential first-mortgage loans made mostly to homebuyers who make down payments of less than 20% of the home’s purchase price. Private mortgage insurance also facilitates the sale of these mortgages in the secondary market. Our mortgage insurance segment, through Radian Guaranty, offers primary and pool private mortgage insurance coverage on residential first-lien mortgages. We use Radian Insurance to provide credit enhancement for mortgage-related capital market transactions and to write credit insurance on mortgage-related assets that monoline mortgage guaranty insurers are not permitted to insure. These products include net interest margin securities (“NIMs”), international direct insurance and reinsurance transactions, second-lien mortgages, home equity loans and credit default swaps. We also insure second-lien mortgages through Amerin Guaranty. In October 2006, Fitch Ratings (“Fitch”) assigned Radian Europe a AA financial strength rating with a stable outlook. We also expect to use Radian Europe to offer a variety of mortgage credit risk solutions, including traditional mortgage insurance, financial guaranty and other structured transactions involving residential mortgage assets, to clients in the U.K. and the European Union.

Our financial guaranty segment provides credit-related insurance coverage, credit default swaps and certain other financial guaranty contracts to meet the needs of customers and counterparties in a wide variety of domestic and international markets. Our insurance businesses within the financial guaranty segment include the

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

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

The financial services segment includes the credit-based businesses conducted through our affiliates, C-BASS and Sherman. We own a 46% interest in C-BASS and an interest in Sherman consisting of 40.96% of the Class A Common Units issued by Sherman and 50% of the Preferred Units issued by Sherman. See Note 6 for more information regarding our interests in these affiliates, including a discussion of our ownership interest in Sherman. C-BASS is a mortgage investment and servicing firm specializing in non-prime, residential mortgage assets and residential mortgage-backed securities. By using sophisticated analytics, C-BASS generally seeks to take advantage of what it believes to be the mispricing of credit risk for certain assets in the marketplace. Sherman is a consumer asset and servicing firm specializing in charged-off and bankruptcy plan consumer assets that it generally purchases at deep discounts from national financial institutions and major retail corporations and subsequently collects upon these receivables. In addition, Sherman originates non-prime credit card receivables through its subsidiary CreditOne, which Sherman acquired in March 2005.

For the three month periods ended September 30, 2006 and 2005, our domestic net premiums earned from all of our segments were $243.9 million and $248.8 million, respectively, and our net premiums earned attributable to foreign countries were approximately $10.2 million and $16.7 million, respectively. For the nine month periods ended September 30, 2006 and 2005, our domestic net premiums earned from all of our segments were $729.8 million and $709.6 million, respectively, and our net premiums earned attributable to foreign countries were approximately $37.1 million and $47.0 million, respectively. Because a significant amount of our trade credit reinsurance business line, which we placed in run-off during the fourth quarter of 2005, was written in foreign countries, we anticipate that net premiums earned in foreign countries from the trade credit reinsurance line of business will continue to decline over the next few years as existing business runs off and new business is not originated. In addition, long-lived assets located in foreign countries were immaterial for the periods presented.

In the mortgage insurance segment, the highest state concentration of primary risk in force at September 30, 2006, was Florida at 9.2%, compared to 9.4% at September 30, 2005. The highest state concentration of primary risk in force at September 30, 2005, was California at 9.8% compared to 8.2% at September 30, 2006. The percentage of risk in California has been falling over the past few years due to the high cancellation rate and the lower percentage of new business written. California accounted for 13.7% of the mortgage insurance segment’s direct primary new insurance written for the nine months ended September 30, 2006 compared to 14.0% for the nine months ended September 30, 2005. The largest single customer of our mortgage insurance segment (including branches and affiliates of such customer), measured by new insurance written, accounted for 22.9% of new insurance written for the nine months ended September 30, 2006 compared to 13.5% for the nine months ended September 30, 2005.

The financial guaranty segment derives a substantial portion of its premiums written from a small number of direct primary insurers. For the nine months ended September 30, 2006, two primary insurers accounted for approximately $52.4 million or 28.1% of the financial guaranty segment’s gross written premiums. For the nine months ended September 30, 2005, two primary insurers accounted for approximately $42.8 million or 27.4% of the financial guaranty segment’s gross written premiums (20.2% excluding the impact of the 2005 recapture). No other primary insurer accounted for more than 10% of the financial guaranty segment’s gross written premiums during the nine months ended September 30, 2006 or 2005. Gross written premiums and net written premiums are not materially different because we do not cede a material amount of business to reinsurers.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

We evaluate operating segment performance based principally on net income. Summarized financial information concerning our operating segments, as of and for the periods indicated, is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
Mortgage Insurance (In thousands)	2006	2005	2006	2005
Net premiums written	$205,933	$235,790	$646,749	$672,298

Net premiums earned	$201,432	$208,902	$612,808	$597,031
Net investment income	35,548	30,122	103,363	87,016
Net gains on securities	946	4,185	18,207	17,957
Change in fair value of derivative instruments	(3,293)	11,675	1,830	6,941
Other income	2,999	4,353	10,108	14,624

Total revenues	237,632	259,237	746,316	723,569

Provision for losses	119,616	81,551	268,290	259,703
Policy acquisition costs	15,271	14,742	44,336	48,626
Other operating expenses	43,933	38,295	128,742	107,445
Interest expense	6,357	6,790	20,042	17,541

Total expenses	185,177	141,378	461,410	433,315

Equity in net income of affiliates	—	—	—	—

Pretax income	52,455	117,859	284,906	290,254
Provision for income taxes	11,127	36,528	72,262	83,350

Net income	$41,328	$81,331	$212,644	$206,904

Total assets	$4,598,975	$4,152,704
Deferred policy acquisition costs	71,691	67,327
Reserve for losses and loss adjustment expenses	651,249	580,964
Unearned premiums	246,033	216,603
Stockholders’ equity	2,232,606	1,963,433

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

	Three Months Ended September 30		Nine Months Ended September 30
Financial Guaranty (In thousands)	2006	2005	2006	2005
Net premiums written (1)	$48,872	$78,118	$186,536	$155,668

Net premiums earned	$52,712	$56,734	$154,119	$159,608
Net investment income	24,589	23,069	70,627	67,015
Net gains on securities	8	3,849	8,895	9,449
Change in fair value of derivative instruments	3,919	41,617	(8,861)	38,569
Other income	284	287	618	870

Total revenues	81,512	125,556	225,398	275,511

Provision for losses	1,779	10,890	16,599	26,065
Policy acquisition costs	11,080	13,185	36,199	39,729
Other operating expenses	16,039	18,683	46,092	48,467
Interest expense	3,961	4,282	12,312	10,854

Total expenses	32,859	47,040	111,202	125,115

Equity in net income of affiliates	—	(374)	—	(361)

Pretax income	48,653	78,142	114,196	150,035
Provision for income taxes	13,529	24,168	23,164	37,945

Net income	$35,124	$53,974	$91,032	$112,090

Total assets	$2,572,079	$2,534,678
Deferred policy acquisition costs	147,882	138,686
Reserve for losses and loss adjustment expenses	189,689	211,636
Unearned premiums	668,389	621,439
Stockholders’ equity	1,339,627	1,311,582

(1)	With the exception of trade credit reinsurance products, net premiums written in our financial guaranty reinsurance business are recorded using actual information received from cedants on a one month lag basis. Accordingly, the net premiums written for any given period exclude those from the last month of that period and include those from the last month of the immediately preceding period. The use of information from cedants does not require us to make significant judgments or assumptions because historic collection rates and counterparty strength make collection of all assumed premiums highly likely. There was an immaterial amount of trade credit reinsurance premiums written for the three months ended September 30, 2006. Net premiums written for the three months ended September 30, 2005 included $9.2 million of assumed premiums related to trade credit reinsurance products. Net premiums written for the nine months ended September 30, 2006 and 2005 include $4.4 million and $29.1 million, respectively, of assumed premiums related to trade credit reinsurance products. Included in these amounts are estimates based on projections provided by ceding companies. Over the life of the reinsured business, these projections are replaced with actual results and, historically, the difference between the projections and actual results has not been material. Accordingly, we do not record any related provision for doubtful accounts with respect to our trade credit reinsurance products.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

	Three Months Ended September 30		Nine Months Ended September 30
Financial Services (In thousands)	2006	2005	2006	2005
Net premiums written	$—	$—	$—	$—

Net premiums earned	$—	$—	$—	$—
Net investment income	48	62	133	88
Net gains (losses) on securities	455	(2,840)	2,485	(1,963)
Change in fair value of derivative instruments	—	(18)	—	(209)
Other income	2,184	625	5,730	2,514

Total revenues	2,687	(2,171)	8,348	430

Provision for losses	—	—	—	—
Policy acquisition costs	—	—	—	—
Other operating expenses	2,734	1,953	6,248	7,107
Interest expense	1,197	1,095	3,539	2,708

Total expenses	3,931	3,048	9,787	9,815

Equity in net income of affiliates	55,870	47,146	186,248	162,307

Pretax income	54,626	41,927	184,809	152,922
Provision for income taxes	19,119	14,675	64,683	53,523

Net income	$35,507	$27,252	$120,126	$99,399

Total assets	$566,267	$410,915
Deferred policy acquisition costs	—	—
Reserve for losses and loss adjustment expenses	—	—
Unearned premiums	—	—
Stockholders’ equity	394,800	300,000

A reconciliation of segment net income to consolidated net income is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
Consolidated (In thousands)	2006	2005	2006	2005
Net income:
Mortgage Insurance	$41,328	$81,331	$212,644	$206,904
Financial Guaranty	35,124	53,974	91,032	112,090
Financial Services	35,507	27,252	120,126	99,399

Total	$111,959	$162,557	$423,802	$418,393

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

Despite the recapture, this primary insurer customer renewed its reinsurance treaty with us for 2005 and 2006 on substantially the same terms as in 2004 prior to the May 2004 downgrade. In March 2005, without cost to or concessions by us, this customer waived all of its remaining recapture rights with respect to the May 2004 downgrade by Moody’s. The other customer with recapture rights as a result of the May 2004 downgrade agreed, without cost to or concessions by us, to waive its recapture rights. There are no remaining recapture rights with respect to the May 2004 Moody’s downgrade of Radian Reinsurance. The combined company is now rated Aa3 (with a stable outlook) by Moody’s, AA (with a stable outlook) by Standard and Poor’s Ratings Services (“S&P”) and AA (with a negative outlook) by Fitch.

On April 27, 2005, Fitch affirmed the AA insurance financial strength rating of Radian Asset Assurance and RAAL, a subsidiary of Radian Asset Assurance that is authorized to conduct insurance business in the United Kingdom, but revised its Ratings Outlook for the two entities to negative from stable. Fitch’s credit rating for the parent company of A and its credit ratings for our other rated subsidiaries of AA are unchanged, and Fitch’s Ratings Outlook for these other entities remains stable. None of the primary insurance customers of our financial guaranty business have any recapture rights as a result of this ratings action by Fitch.

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

Through RAAL, we have additional opportunities to write financial guaranty insurance in the U.K. and, subject to compliance with the European passporting rules, in other countries in the European Union. In particular, we expect that RAAL will continue to build its structured finance products business in the U.K. and throughout the European Union. RAAL accounted for $2.3 million of direct premiums written in the third quarter of 2006 (or 7.6% of financial guaranty’s total direct premiums written in the third quarter of 2006), which is a $0.9 million increase from the $1.4 million of direct premiums written in the third quarter of 2005 (or 3.3% of financial guaranty’s total direct premiums written in the third quarter of 2005). RAAL accounted for $6.4 million of direct premiums written in the first nine months of 2006 (or 5.9% of financial guaranty’s total direct premiums

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

written in the first nine months of 2006), which is a $4.4 million increase from the $2.0 million of direct premiums written in the first nine months of 2005 (or 2.0% of financial guaranty’s total direct premiums written in the first nine months of 2005).

6—Investment in Affiliates

We have a 46.0% equity interest in C-BASS and an interest in Sherman, consisting of 40.96% of the Class A Common Units (Class A Common Units represent 94% of the total equity in Sherman) and 50% of the Preferred Units.

On June 24, 2005, we entered into agreements to restructure our ownership interest in Sherman. As part of the restructuring, we and Mortgage Guaranty Insurance Corporation (“MGIC”) each agreed to sell a 6.92% interest in Sherman to a new entity controlled by Sherman’s management team, thereby reducing our ownership interest and MGIC’s ownership interest to 34.58% for each of us. In connection with the restructuring, we and MGIC each paid $1 million for each of us to have the right, in the future, to purchase an additional 6.92% interest in Sherman from the new entity controlled by Sherman’s management team for a price intended to approximate current fair market value. Before the restructuring, Sherman was owned 41.5% by us, 41.5% by MGIC and 17% by an entity controlled by Sherman’s management team.

On September 14, 2006, we and MGIC each agreed to restructure our respective options. In order to accommodate this restructuring, the equity interests of Sherman were reclassified, effective July 1, 2006, from a single class of equity interests into Class A Common Units and a combination of Preferred Units and Class B Common Units. As part of the reclassification, all of the authorized Class B Common Units were granted to an entity controlled by Sherman’s management. The Class B Common Units entitle Sherman’s management to 3% of Sherman’s pre-tax earnings above $200 million (on an annual basis) and a right in liquidation of up to 6% of any amounts after satisfaction of a liquidation preference on the Preferred Units. The actual percentage received by the holders of Class B Common Units upon a liquidation or sale of Sherman will depend on when the sale or liquidation occurs and the value of Sherman at that time.

As restructured, we and MGIC each were granted an identical option to purchase, effective July 1, 2006:

•	4.17% (8.34% for both of us) of the Class A Common Units outstanding after the reclassification, which represents 3.92% (7.84% for both of us) of the common equity interests in Sherman prior to the reclassification; and

•	A preferred equity interest that entitles both us and MGIC to:

-	Three percent (6% in total for both of us) of the first $200 million of Sherman’s annual pre-tax earnings, which amount shall be allocated to the Preferred Units on a cumulative basis before any amounts are allocated to the Class B Common Units, and 1.5% (3% in total for both of us) of Sherman’s annual pre-tax earnings above $200 million; and

-	A preference in the proceeds received upon a liquidation or sale of Sherman equal to the tax basis in the preferred equity.

On September 22, 2006, we and MGIC each paid $65.3 million to an entity controlled by Sherman’s management team in connection with the exercise of our restructured options. The purchase price consisted of approximately $44.8 million for the Class A Common Units and approximately $20.5 million for the Preferred Units. The acquisition of additional interest in common equity in Sherman resulted in $37.9 million of purchase

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

accounting premium on receivables and approximately $4.0 million in goodwill and other intangibles. The amortization period of the premium on receivables is approximately three years with a higher amount of amortization recognized in the first year and declining over the life of the receivables. Included in the equity in net income of affiliates for the nine months ended September 30, 2006 is $4.1 million of premium amortization. The goodwill will be evaluated annually for impairment.

During the fourth quarter of 2005, we recorded a complete write-down of our investment in SBF Participacoes Ltda., recording a $3.2 million loss. We account for our investment in affiliates in accordance with the equity method of accounting, because we lack control of these affiliates and since the other shareholders of these entities have substantial participating rights.

The following table shows the components that make up the investment in affiliates balance:

(In thousands)	September 30 2006	December 31 2005
C-BASS	$431,472	$364,364
Sherman	129,064	81,753
Other	34	34

Total	$560,570	$446,151

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2006	2005	2006	2005
Investment in Affiliates-Selected Information:
C-BASS
Balance, beginning of period	$415,351	$332,367	$364,364	$290,073
Share of net income for period	27,421	20,727	102,302	80,271
Dividends received	11,300	9,750	35,194	27,000

Balance, end of period	$431,472	$343,344	$431,472	$343,344

Sherman
Balance, beginning of period	$76,790	$103,831	$81,753	$101,492
Share of net income for period	29,192	26,418	84,689	82,036
Dividends received	43,225	58,786	103,740	110,661
Other comprehensive income	—	797	55	1,468
Purchase (sale) of ownership interest	66,307	(18,947)	66,307	(18,947)
Warrant repurchase	—	—	—	(2,075)

Balance, end of period	$129,064	$53,313	$129,064	$53,313

Portfolio Information:
C-BASS
Servicing portfolio	$60,400,000	$40,900,000
Total assets	8,431,888	3,765,804
Sherman
Total assets	$1,078,387	$868,957

Summary Income Statement:
C-BASS
Income
Gain (loss) on securitization	$7,429	$(9,142)	$15,030	$22,865
Portfolio sales and changes in fair value	1,453	21,300	65,136	84,737
Servicing and subservicing fees	77,734	62,210	231,603	185,423
Net interest income	77,096	51,280	212,008	136,838
Other income	10,139	8,891	32,691	26,213

Total revenues	173,851	134,539	556,468	456,076

Expenses
Compensation and benefits	50,278	38,300	157,565	129,186
Total other expenses	63,853	50,691	176,346	145,566

Total expenses	114,131	88,991	333,911	274,752

Net income	$59,720	$45,548	$222,557	$181,324

Sherman
Income
Revenues from receivable portfolios—net of amortization	$226,957	$209,411	$693,758	$558,302
Other revenues	6,209	15,874	32,978	58,665

Total revenues	233,166	225,285	726,736	616,967

Expenses
Operating and servicing expenses	111,034	104,706	372,168	308,624
Interest	12,090	6,807	33,628	15,796
Other	28,708	41,804	79,118	86,561

Total expenses	151,832	153,317	484,914	410,981

Net income	$81,334	$71,968	$241,822	$205,986

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

7—Losses and Loss Adjustment Expenses (“LAE”)—Mortgage Insurance

We establish reserves to provide for the estimated losses from claims and the estimated costs of settling claims on defaults (or delinquencies) reported and defaults that have occurred but have not been reported.

Included in the reserve for losses for the quarter ended September 30, 2006, is $37.9 million related to a second-lien structured transaction. Of this amount, $19.0 million is included as a reinsurance recoverable in other assets on the condensed consolidated balance sheets.

The following table reconciles our mortgage insurance segment’s beginning and ending reserves for losses and LAE for 2005 and the nine months ended September 30, 2006 (in thousands):

Mortgage Insurance
Balance at January 1, 2005	$559,632

Add total losses and LAE incurred in respect of default notices received	359,116
Deduct total losses and LAE paid in respect of default notices received	322,538

Balance at January 1, 2006	596,210

Add total losses and LAE incurred in respect of default notices received	268,290
Deduct total losses and LAE paid in respect of default notices received	232,212

Balance at September 30, 2006, net	632,288
Add Reinsurance recoverables	18,961

Balance at September 30, 2006	$651,249

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

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

any time with not less than 30 days’ notice at a redemption price equal to the greater of the principal amount of the notes or the sum of the present values of the remaining scheduled payments of principal and interest on the notes to be redeemed.

The composition of our long-term debt at September 30, 2006 and December 31, 2005 was as follows:

(In thousands)	September 30 2006	December 31 2005
5.625% Senior Notes due 2013	$248,633	$248,503
7.75% Debentures due 2011	249,458	249,388
5.375% Senior Notes due 2015	249,601	249,575

	$747,692	$747,466

On December 16, 2004, we replaced a $250 million Revolving Credit Facility that expired in December 2004 with a $400 million unsecured facility, comprised of a $100 million 364-day facility and a $300 million five-year facility. On December 15, 2005, we amended the facility to extend the expiration date of the 364-day facility from December 15, 2005, to December 14, 2006. The five-year facility expires on December 16, 2009. There were no drawdowns on the expired facility, and we have not drawn down any amounts under the new facility through September 30, 2006. This facility bears interest on any amounts drawn at a rate dependent on our credit rating at the time of such borrowing and will be calculated according to, at our option, a base rate or a Eurocurrency rate, plus an applicable margin and utilization fee. If necessary, this facility will be used for working capital and general corporate purposes.

9—Stock-Based Compensation

We have an equity compensation plan, the Radian Group Inc. Equity Compensation Plan (the “Plan”), under which we may provide grants of incentive stock options, non-qualified stock options, restricted stock, stock appreciation rights (referred to as “SARs”), performance shares and phantom stock. To date, all awards granted under the Plan have been in the form of non-qualified stock options, restricted stock and phantom stock. The Plan provides for the grant of all options (other than incentive stock options to holders of 10% of our voting shares) at an option price per share equal to 100% of the market price of our common stock on the date of grant. The Plan authorizes the issuance of up to 9,400,000 shares of our common stock, of which there are approximately 2,300,000 shares remaining available for grants under the Plan as of September 30, 2006. Officers and other employees (of Radian or its affiliates) are eligible to participate in the Plan. Non-employee directors are also eligible to participate in the Plan, but are not permitted to receive grants of incentive stock options.

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

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

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

We use the Black-Scholes model in determining the fair value of stock-based compensation issued to employees and directors. The fair value of the stock options granted was estimated using this model on the date of grant using the assumptions noted in the following table:

	Nine Months Ended
	September 30 2006	September 30 2005
Expected life (years) (1)	4.75	5.50
Risk-free interest rate (2)	4.43%	3.65%
Volatility	24.78%	32.23%
Dividend yield	0.14%	0.16%

(1)	Beginning in 2006, with the adoption of SFAS No. 123R, the expected life of stock options granted was based on the simplified method. Stock options have historically been granted with a vesting period of four years, expiring over seven or ten years.
(2)	The risk-free rate is based on the U.S. treasury yield curve in effect at the time of grant.

For the three months ended September 30, 2006, the adoption of SFAS No. 123R resulted in incremental stock-based compensation of $2.7 million, of which $0.9 million was deferred as policy acquisition costs. The incremental stock-based compensation expense for the three months ended September 30, 2006 caused income before income taxes and net income to decrease by $1.8 million and $1.2 million, respectively, and basic and diluted earnings per share to decrease by $0.02 per share. For the nine months ended September 30, 2006, the adoption of SFAS No. 123R resulted in incremental stock-based compensation of $8.3 million, of which $3.4 million was deferred as policy acquisition costs. The incremental stock-based compensation expense for the nine months ended September 30, 2006 caused income before income taxes and net income to decrease by $4.9 million and $3.2 million, respectively, and basic and diluted earnings per share to decrease by $0.04 per share. In computing the pro-forma expense in prior years, there was no assumption that any compensation expense related to stock options would be deferred, therefore, pro-forma adjustments in prior periods do not include adjustments related to acquisition costs. Cash provided by operating activities decreased and cash provided by financing activities for the nine months ended September 30, 2006 increased by $3.8 million related to excess tax benefits from stock-based payment arrangements.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123R to stock-based employee compensation prior to 2006.

(In thousands, except per share amounts)	Three Months Ended September 30 2005	Nine Months Ended September 30 2005
Net income, as reported	$162,557	$418,393
Add: Stock-based employee compensation expense included in reported net income, net of tax	657	2,219
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax	(3,364)	(10,298)

Pro forma net income	$159,850	$410,314

Pro forma net income available to common stockholders	$160,117	$412,185

Earnings per share
Basic—as reported	$1.92	$4.84

Basic—pro forma	$1.89	$4.74

Diluted—as reported	$1.88	$4.65

Diluted—pro forma	$1.85	$4.56

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

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Information with regard to stock options for the period ended September 30, 2006, is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding, January 1, 2006	3,873,738	$39.37
Granted	1,030,650	56.03
Exercised	(639,482)	36.45
Forfeited	(237,915)	47.63
Expired	(13,741)	43.98

Outstanding, September 30, 2006	4,013,250	43.61

Exercisable, September 30, 2006	2,103,902	36.84

Available for grant, September 30, 2006	2,345,877

The amount of cash received from the exercise of stock options in the nine months ended September 30, 2006 was approximately $23.3 million and the related tax benefit was approximately $15.2 million. The total intrinsic value of options exercised, at the date of exercise, during the nine months ended September 30, 2006, was $15.8 million.

We generally issue shares from unissued reserved shares for exercises with an exercise price less than the treasury stock repurchase price and from treasury stock when the exercise price is greater than the treasury stock repurchase price.

The table summarizes information regarding fully vested share options as of September 30, 2006:

($ in million, except per-share amount)
Number of options vested	2,103,902
Fair value of options vested	$130.0
Weighted-average exercise price per share	$36.84
Aggregate intrinsic value (excess market price over exercise price)	$51.1
Weighted-average remaining contractual term of options (in years)	4.62

The weighted average fair values of the stock options granted during the nine months ended September 30, 2006 and 2005 were $16.62 and $17.43, respectively.

The following table summarizes information concerning outstanding and exercisable options at September 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$16.25–$21.03	312,250	2.61	$20.11	312,250	$20.11
$26.47–$39.34	1,300,012	4.89	33.43	1,174,303	33.17
$41.48–$56.68	2,274,472	8.28	51.43	490,833	48.80
$65.48–$68.18	126,516	1.33	65.83	126,516	65.83

	4,013,250			2,103,902

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Restricted Stock

The Compensation Committee may issue shares of our common stock under a grant of restricted stock under the Plan. The shares underlying a grant are issued in consideration for services rendered having a value, as determined by our board of directors, at least equal to the par value of the common stock. If a grantee’s relationship with us terminates while the shares are subject to restrictions imposed by the Compensation Committee, the restricted stock grant will terminate with respect to all shares that are subject to restrictions, and such shares must be immediately returned to us. While shares are subject to restrictions, a grantee may not sell, assign, transfer, pledge or otherwise dispose of the shares of our common stock, except to a successor grantee in the event of the grantee’s death. All restrictions imposed under a restricted stock grant lapse after the applicable restriction period or as the Compensation Committee may determine.

We granted, under the Plan, 50,000 shares of restricted stock during 2005 and 30,300 shares of restricted stock during 2006, in the case of each grant, vesting over three to four years.

Under the provisions of SFAS No. 123R, the recognition of deferred compensation as a separate line item on the condensed consolidated balance sheets is no longer required. Therefore, in 2006, the amount that had been included in “deferred compensation” in the condensed consolidated balance sheets at December 31, 2005 was reclassified to additional paid-in-capital. The amount recorded as stock-based compensation expense related to restricted stock for the three and nine months ended September 30, 2006 was $0.3 million and $1.1 million, respectively.

Changes in our restricted stock were as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Unvested, January 1, 2006	50,000	$46.67
Granted	30,300	58.40
Vested	(16,667)	46.67
Forfeited	—	—
Expired	—	—

Unvested, September 30, 2006	63,633	$52.25

Phantom Stock

The Compensation Committee may grant phantom stock awards under the Plan, which entitle grantees to receive shares of our common stock on a vesting date (referred to in the Plan as the conversion date) established by the Compensation Committee. The phantom stock may be subject to further vesting restrictions as the Compensation Committee determines. Unless otherwise provided in a grant letter, if a grantee’s relationship with us terminates during any period in which vesting restrictions apply, the phantom stock grant terminates as to all shares covered by the grant as to which vesting restrictions have not lapsed and such shares will be forfeited. Our practice to date has been to grant phantom stock to directors with a vesting date upon the termination of the director’s relationship with us. In addition, we are also using phantom stock to fund awards issued under our Performance Share Plan adopted in 2005. See “Performance Shares” below. Each share of phantom stock is granted at full value with no exercise price. All phantom stock will be paid in whole shares of our common stock, with fractional shares paid in cash. The amount recorded as stock-based compensation expense related to phantom stock for the three months ended September 30, 2006 was immaterial and was $1.6 million for the nine months ended September 30, 2006.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Changes in our phantom stock were as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Unvested, January 1, 2006	97,633	$42.31
Granted	18,468	56.03
Vested	(10,000)	47.13
Forfeited	—	—
Expired	—	—

Unvested, September 30, 2006	106,101	$44.24

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan (the “ESPP”). A total of 200,000 shares of our authorized non-issued common stock have been made available under the ESPP. The ESPP allows eligible employees to purchase shares of our stock at a discount of 15% of the beginning-of-period or end-of-period (each period being the first and second six calendar months) fair market value of the stock, whichever is lower. Eligibility under the ESPP is determined based on standard weekly work hours and tenure with us and eligible employees are limited to a maximum contribution of $400 per payroll period toward the purchase of our stock. Under the ESPP, we sold 15,362 and 17,368 shares to employees during the nine months ended September 30, 2006 and 2005, respectively. Beginning in 2006, we applied SFAS No. 123R in accounting for the ESPP. The effect of the issuance of shares under the ESPP on our net income and earnings per share was immaterial in 2005. The amount recorded as stock-based compensation related to the ESPP for the three and nine months ended September 30, 2006 was $49,600 and $139,000, respectively.

The following are weighted average assumptions used in our calculation of ESPP compensation expense for the three months ended September 30, 2006:

September 30, 2006
Expected life	6 months
Risk-free interest rate	5.27%
Volatility	16.71%
Dividend yield	0.07%

Performance Shares

We have a Performance Share Plan (the “Program”). The Program is intended to motivate our executive officers by focusing their attention on critical financial indicators that measure our success. The performance share awards granted pursuant to the Program are funded by equity awards under the Plan. We are currently using phantom stock grants to fund awards under the Program. The Compensation Committee grants performance share awards to eligible participants with respect to performance periods of overlapping durations. Both the first and second performance periods under the Program are three-year periods that began on January 1, 2005 and January 1, 2006, respectively. We also granted a performance share award in May 2005 to our Chief Executive Officer in connection with his joining Radian. The Compensation Committee expects that future performance periods will cover additional three-year periods beginning on January 1 of each year.

At the establishment of each performance period, a target number of performance shares are established for each participant in the Program. The performance shares are denominated in shares of common stock and are

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

settled in common shares. The maximum payout under any performance share award is 250,000 shares of common stock. The amount of stock-based compensation expense related to performance shares for the three and nine months ended September 30, 2006 was $1.3 million and $2.5 million, respectively.

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

As of September 30, 2006, unrecognized compensation expense related to the unvested portion of our stock-based awards was approximately $33.9 million. This cost is expected to be recognized over a weighted average period of 3.0 years.

10—Recent Accounting Pronouncements

In April 2006, the FASB issued FSP No. FIN 46(R)-6 “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R),” which addresses how a reporting enterprise should determine the variability to be considered in applying FASB Interpretation No. 46(R) (“FIN 46R”). The variability that is considered in applying FIN 46R affects the determination of (i) whether the entity is a variable interest entity, (ii) which interests are variable interests in the entity and (iii) which party, if any, is the primary beneficiary of the variable interest entity. That variability will affect any calculation of expected losses and expected residual returns, if such a calculation is necessary. FSP No. FIN 46(R)-6 became effective July 1, 2006. The adoption of this FSP did not have a material impact on our condensed consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of FIN 48 is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period this Interpretation is adopted. The cumulative effect of applying the provisions of FIN 48 shall be reported as an adjustment to the opening balance of retained earnings. Management is continuing to evaluate the estimated impact of applying FIN 48.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 (i) defines fair value, (ii) establishes a framework for measuring fair value in GAAP and (iii) expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for all financial statements issued for fiscal years beginning after November 15, 2007. Management currently is considering the impact that may result from the adoption of SFAS No. 157.

In September of 2006, the FASB issued Statement No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). SFAS No. 158 requires us to recognize the funded status of a benefit plan—measured as the difference between plan assets at fair value (with limited exceptions) and the benefit obligation—in our statement of financial position. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement benefit plan, such as a retiree health care plan, the benefit

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

obligation is the accumulated postretirement benefit obligation. SFAS No. 158 also requires us to recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. Amounts recognized in accumulated other comprehensive income, including the gains or losses, prior service costs or credits, and the transition asset or obligation remaining, are adjusted as they are subsequently recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of those statements. In addition, SFAS No. 158 requires us to measure defined benefit plan assets and obligations as of the date of our fiscal year-end statement of financial position (with limited exceptions), and to disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. Employers with publicly traded equity securities are required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Management currently is considering the impact that will result from the adoption of SFAS No. 158.

In September of 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin (“SAB”) No. 108. This release expresses the staff’s views regarding the process of quantifying financial statement misstatements and addresses diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. Management has reviewed the SAB in connection with our condensed consolidated financial statements for the current and prior periods, and has determined that its adoption will not have an impact on any of these financial statements.

11—Other Information

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

On February 8, 2006, we announced that our board of directors had authorized a fifth repurchase program of up to 4.0 million shares of our common stock on the open market. At September 30, 2006, we had repurchased 3.0 million of the 4.0 million shares at a cost of approximately $182.5 million. Subsequent to September 30, 2006, we repurchased approximately 900,000 additional shares at a cost of approximately $48.9 million. Stock purchases under this program are funded from available working capital and are made from time to time, depending on market conditions, stock price and other factors. The board did not set an expiration date for this program.

We also may purchase shares on the open market to meet option exercise obligations and to fund 401(k) matches and purchases under our ESPP and may consider additional stock repurchase programs in the future.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Until September 30, 2004, our financial guaranty segment also included our ownership interest in Primus Guaranty, Ltd. (“Primus”), a Bermuda holding company and parent to Primus Financial Products, LLC, a provider of credit risk protection to derivatives dealers and credit portfolio managers on individual investment-grade entities. In September 2004, Primus issued shares of its common stock in an initial public offering. We sold a portion of our shares in Primus as part of this offering. As a result of our reduced ownership and influence over Primus after the initial public offering, we reclassified our investment in Primus to our equity securities portfolio. Accordingly, beginning with the fourth quarter of 2004, we began recording changes in the fair value of the Primus securities as other comprehensive income rather than recording income or loss as equity in net income of affiliates. In 2005 and during the first quarter of 2006, we sold all of our remaining interest in Primus, recording a total pre-tax gain of $2.8 million in the last half of 2005 and a pre-tax gain of $21.4 million in the first quarter of 2006.

During the quarter ended June 30, 2006, we determined that certain liabilities to taxing authorities were no longer probable due to the expiration of the statute of limitations on the related tax positions. As a result, approximately $10 million in tax liabilities were reversed in the second quarter of 2006.

In October 2006, one of our insurance subsidiaries received a $4.0 million dividend from C-BASS. Our insurance subsidiaries may be limited in the amount that they may pay in dividends to us during the next 12 months without first obtaining insurance department approval.

12—Benefit Plans

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

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

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

We disclosed in our financial statements for the year ended December 31, 2005 that we expected to contribute $3.0 million to the Pension Plan and SERP in 2006. As of September 30, 2006, $2.2 million of contributions had been made. We presently anticipate contributing an additional $0.8 million to fund the Pension Plan and SERP by the end of 2006.

The components of the Pension Plan/SERP benefit and net periodic postretirement benefit costs are as follows (in thousands):

	Three Months Ended September 30
	Pension Plan/SERP		Postretirement Welfare Plan
	2006	2005	2006	2005
Service cost	$1,495	$1,291	$2	$2
Interest cost	549	525	16	16
Expected return on plan assets	(376)	(280)	—	—
Amortization of prior service cost	63	63	(2)	—
Recognized net actuarial loss (gain)	94	127	—	(2)

Net periodic benefit cost	$1,825	$1,726	$16	$16

	Nine Months Ended September 30
	Pension Plan/SERP		Postretirement Welfare Plan
	2006	2005	2006	2005
Service cost	$4,137	$3,578	$7	$7
Interest cost	1,633	1,454	47	47
Expected return on plan assets	(1,130)	(842)	—	—
Amortization of prior service cost	189	189	(5)	(3)
Recognized net actuarial loss (gain)	282	265	(3)	(5)

Net periodic benefit cost	$5,111	$4,644	$46	$46

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

13—Selected Financial Information of Registrant—Radian Group Inc.

The following is selected financial information for the parent company:

(In thousands)	September 30 2006	December 31 2005
Investment in subsidiaries, at equity in net assets	$4,618,023	$4,257,682
Total assets	4,766,626	4,491,911
Long-term debt	747,692	747,466
Total liabilities	799,593	829,031
Total stockholders’ equity	3,967,033	3,662,880
Total liabilities and stockholders’ equity	4,766,626	4,491,911

14—Commitments, Contingencies and Off-Balance-Sheet Arrangements

We are involved in litigation that has arisen in the normal course of our business. We are contesting the allegations in each such pending action and believe, based on current knowledge and after consultation with counsel, that the outcome of such litigation will not have a material adverse effect on our consolidated financial position and results of operations.

We guarantee the payment of up to $25.0 million of a revolving credit facility issued to Sherman. On December 22, 2005, the facility was extended until December 21, 2006. There were no amounts outstanding under this facility at September 30, 2006.

We have committed to invest $10 million in a fund sponsored and managed by C-BASS. The fund invests in real estate related securities and had total assets of $343.6 million at September 30, 2006. C-BASS is also a co-investor in the fund. We had invested $7.7 million in the fund at September 30, 2006.

Radian Guaranty has agreed to maintain Radian Europe’s capital at or above the amount required by the Financial Service Authority (“FSA”), the regulator of financial services in the United Kingdom. To the extent that Radian Guaranty is prohibited under applicable insurance regulations from performing its capital maintenance obligations, Radian Group Inc., the parent company, has agreed to maintain Radian Europe’s capital at or above the greater of the amount required by the FSA Regulations or £30 million, up to $300 million.

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

Business Summary

Our principal business segments are mortgage insurance, financial guaranty and financial services. The following table shows the percentage contributions to net income and equity allocated to each business segment as of and for the nine months ended September 30, 2006:

	Net Income	Equity
Mortgage Insurance	50.2%	56.3%
Financial Guaranty	21.5%	33.7%
Financial Services	28.3%	10.0%

Mortgage Insurance

Our mortgage insurance segment provides credit-related insurance coverage, principally through private mortgage insurance, and risk management services to mortgage lending institutions located throughout the United States and select countries overseas. We provide these products and services through our wholly-owned subsidiaries, Radian Guaranty Inc., Amerin Guaranty Corporation, Radian Insurance Inc. and Radian Europe Limited (which we refer to as “Radian Guaranty,” “Amerin Guaranty” “Radian Insurance” and “Radian Europe”, respectively). Private mortgage insurance protects mortgage lenders from all or a portion of default-related losses on residential first mortgage loans made mostly to home buyers who make down payments of less than 20% of the home’s purchase price. Private mortgage insurance also facilitates the sale of these mortgage loans in the secondary mortgage market, some of which are sold to Federal Home Loan Mortgage Corp. (“Freddie Mac”) and Federal National Mortgage Association (“Fannie Mae”). We sometimes refer to Freddie Mac and Fannie Mae collectively as “Government Sponsored Enterprises” or “GSEs”.

Our mortgage insurance segment, through Radian Guaranty, offers primary and pool private mortgage insurance coverage on residential first-lien mortgages. At September 30, 2006, primary insurance on first-lien mortgages made up approximately 90% of our total domestic first-lien mortgage insurance risk in force, and pool insurance on domestic first-lien mortgages made up approximately 10% of our total first-lien mortgage insurance risk in force. We use Radian Insurance to provide credit enhancement for mortgage-related capital market transactions and to write credit insurance on mortgage-related assets that monoline mortgage guaranty insurers are not permitted to insure, including net interest margin securities (“NIMs”), international insurance and reinsurance transactions, second-lien mortgages, home equity loans and credit default swaps (collectively, we refer to the risk associated with these transactions as “other risk in force”). We also insure second-lien mortgages through Amerin Guaranty. In October 2006, Fitch Ratings (“Fitch”) assigned Radian Europe a AA financial strength rating with a stable outlook. We expect to use Radian Europe to offer a variety of mortgage credit risk solutions, including traditional mortgage insurance, financial guaranty and other structured transactions involving residential mortgage assets, to clients in the U.K. and the European Union.

We carefully review and assess international markets for opportunities to expand our mortgage insurance operations. Early in 2005, we entered into a relationship with Standard Charter Bank (Hong Kong) Limited, a subsidiary of Standard Charter Bank and one of the largest mortgage lenders in the Hong Kong market. Through this relationship, we became the exclusive provider of mortgage insurance for Standard Charter in Hong Kong. In September 2006, Radian Insurance received a license to fully transact insurance business, including financial guaranty and other structured transactions involving residential mortgage assets, in and from Hong Kong.

Financial Guaranty

Our financial guaranty segment mainly insures and reinsures credit-based risks. Financial guaranty insurance provides an unconditional and irrevocable guaranty to the holder of a financial obligation of full and timely payment of principal and interest when due.

Our financial guaranty segment offers the following products:

•	insurance of public finance obligations, including tax-exempt and taxable indebtedness of states, counties, cities, special service districts and other political subdivisions, and for enterprises such as airports, public and private higher education and health care facilities and private finance initiative assets in sectors such as schools, healthcare and infrastructure projects. The issuers of public finance obligations we insure are typically rated investment grade (BBB-/Baa3 or higher);

•	insurance of structured finance transactions, including collateralized debt obligations and asset-backed securities, consisting of funded and non-funded (“synthetic”) executions that are payable from or tied to the performance of a specific pool of assets. Examples of structured finance transactions include residential and commercial mortgages, a variety of consumer loans, corporate loans and bonds, equipment receivables, real and personal property leases and collateralized corporate debt obligations, including obligations of counterparties under derivative transactions and credit default swaps. Our insured structured finance transactions are generally rated investment-grade without the benefit of our insurance;

•	financial solutions products, including guaranties of securities exchanges, excess-Securities Investor Protection Corporation (“SIPC”) insurance for brokerage firms and excess-Federal Deposit Insurance Corporation (“FDIC”) insurance for banks; and

•	reinsurance of public finance obligations, including those issued by sovereign and sub-sovereign entities, as well as structured finance, financial solutions and previously, trade credit reinsurance obligations. We generally rely on the underwriting performed by the primary insurer for our reinsurance obligations.

We provide these products and services mainly through Radian Asset Assurance Inc., our principal financial guaranty subsidiary (“Radian Asset Assurance”) and through Radian Asset Assurance Limited (“RAAL”), an insurance subsidiary of Radian Asset Assurance authorized to conduct financial guaranty business in the U.K.

In October 2005, we announced that we would be exiting the trade credit reinsurance line of business. Accordingly, this line of business has been placed into run-off and we have ceased initiating new trade credit reinsurance contracts going forward. For the first nine months of 2006, trade credit reinsurance accounted for 2.3% of financial guaranty’s net premiums written, down from 18.7% of financial guaranty’s net premiums written in the first nine months of 2005 (13.8% excluding the impact of the recapture of business (referred to herein as the “2005 recapture”) by one of the primary insurer customers of our financial guaranty business as discussed in Note 5 to our condensed consolidated financial statements).

Financial Services

The financial services segment includes the credit-based businesses conducted through our affiliates, Credit-Based Asset Servicing and Securitization (“C-BASS”) and Sherman Financial Services Group LLC (“Sherman”). We own a 46% interest in C-BASS and an interest in Sherman, consisting of 40.96% of the Class A Common Units of Sherman (Class A Common Units represent 94% of the total equity in Sherman) and 50% of the Preferred Units of Sherman.

C-BASS is a mortgage investment and servicing firm specializing in non-prime, residential mortgage assets and residential mortgage-backed securities. By using sophisticated analytics, C-BASS essentially seeks to take advantage of what it believes to be the mispricing of credit risk for certain of these assets in the marketplace. Sherman is a consumer asset and servicing firm specializing in charged-off and bankruptcy plan consumer assets that it generally purchases at deep discounts from national financial institutions and major retail corporations and subsequently collects upon these receivables. In addition, Sherman originates non-prime credit card receivables through its subsidiary CreditOne, which was acquired by Sherman in March 2005.

On June 24, 2005, we entered into agreements to restructure our ownership interest in Sherman. Before the restructuring, Sherman was owned 41.5% by us, 41.5% by Mortgage Guaranty Insurance Corporation (“MGIC”) and 17% by an entity controlled by Sherman’s management team. As part of the restructuring, we and MGIC each agreed to sell a 6.92% interest in Sherman to a new entity controlled by Sherman’s management team, thereby reducing our ownership interest and MGIC’s ownership interest to 34.58% for each of us. In connection with the restructuring, we and MGIC each paid $1 million for each of us to have the right, in the future, to purchase an additional 6.92% interest in Sherman from the new entity controlled by Sherman’s management team for a price intended to approximate current fair market value.

On September 14, 2006, we and MGIC each agreed to restructure our respective options. In order to accommodate this restructuring, the equity interests of Sherman were reclassified, effective July 1, 2006, from a single class of equity interests into Class A Common Units and a combination of Preferred Units and Class B Common Units. As part of the reclassification, all of the authorized Class B Common Units were granted to an entity controlled by Sherman’s management. The Class B Common Units entitle Sherman’s management to 3% of Sherman’s pre-tax earnings above $200 million (on an annual basis) and a right in liquidation of up to 6% of any amounts after satisfaction of a liquidation preference on the Preferred Units. The actual percentage received by the holders of Class B Common Units upon a liquidation or sale of Sherman will depend on when the sale or liquidation occurs and the value of Sherman at that time.

As restructured, we and MGIC each were granted an identical option to purchase, effective July 1, 2006:

•	4.17% (8.34% for both of us) of the Class A Common Units outstanding after the reclassification, which represents 3.92% (7.84% for both of us) of the common equity interests in Sherman prior to the reclassification; and

•	A preferred equity interest that entitles both us and MGIC to:

-	Three percent (6% in total for both of us) of the first $200 million of Sherman’s annual pre-tax earnings, which amount shall be allocated to the Preferred Units on a cumulative basis before any amounts are allocated to the Class B Common Units, and 1.5% (3% in total for both of us) of Sherman’s annual pre-tax earnings above $200 million; and

-	A preference in the proceeds received upon a liquidation or sale of Sherman equal to the tax basis in the preferred equity.

On September 22, 2006, we and MGIC each paid $65.3 million to an entity controlled by Sherman’s management team in connection with the exercise of our restructured options. The purchase price consisted of approximately $44.8 million for the Class A Common Units and approximately $20.5 million for the Preferred Units.

Overview of Business Results

As a holder of credit risk, our results are subject to macroeconomic conditions and specific events that impact the credit performance of the underlying insured assets. We experienced generally positive results throughout the business for the nine months ended September 30, 2006, led by strong credit performance and good production despite the challenging business production environment for mortgage insurance and financial guaranty insurance.

Our mortgage insurance segment produced good results for the nine months ended September 30, 2006. Home purchase transactions have remained at strong levels, and although the mortgage insurance industry did not fully benefit from this in 2005 due to a loss of business to alternative mortgage executions that exclude mortgage insurance, we believe that modest increases in interest rates and other factors have begun to lead to a cyclical recovery of business for the mortgage insurance industry in 2006. Refinance activity, which often results in the elimination of the need for mortgage insurance on refinanced loans, has remained relatively high during the first nine months of 2006. The proportion of home purchase activity has recently begun to increase as compared to refinances and the mortgage insurance share of the mortgage market seems to be increasing. Refinancing activity, as a percentage of our primary new insurance written, was 35% for the nine months ended September 30, 2006, compared to 42% for the nine months ended September 30, 2005.

The persistency rate, which is defined as the percentage of insurance in force that remains on our books after any 12-month period, was 65.7% for the twelve months ended September 30, 2006, compared to 57.1% for the twelve months ended September 30, 2005. Persistency during the twelve months ended September 30, 2006 increased due to a decline in refinancing activity from the high levels in the first half of 2005. Although persistency has trended up, the shift in our product mix during the last couple of years to a larger percentage of structured business will likely reduce the continued growth in overall persistency rates. The persistency rate for structured products during the twelve months ended September 30, 2006 was 56.2% compared to 68.7% for our flow business.

Positively, there is a continued increase in demand from lenders for structured transactions and non-traditional products, although the volume of such business we write typically fluctuates between periods and is driven by market factors such as credit spreads and competition from capital market transactions. Although the volume of structured transactions in the first two quarters of 2006 was strong, our third quarter volume declined significantly due to the lack of opportunities to write this business at adequate returns on equity. Revenues have remained relatively flat from the prior year due mainly to a small amount of growth in our insurance in force offset by lower premium rates on much of the recently written structured business.

During the nine months ended September 30, 2006, we continued to write the majority of our structured primary business in a second-loss risk position. There is a lower average premium rate associated with this business, reflecting the more remote risk associated with this business due to the existence of deductibles in front of our risk position. As a result, premium growth will not equal the growth in new insurance written resulting from these lower premium products. Positively, the capital allocation requirements resulting from these transactions is lower, commensurate with the more remote risk, and we believe these products are less directly vulnerable to a housing decline than higher premium, first-loss products.

In the third quarter of 2006, we experienced an increase in mortgage insurance loss reserves as a result of increased losses in a second-lien structured transaction, an increase in older delinquencies and pending claims, which require greater loss reserve amounts due to the increased likelihood of claim payment, and a small increase in severity and new delinquencies. Claims paid in our mortgage insurance segment were lower than anticipated in the third quarter of 2006, in part because of the intensified efforts of our loss management area, which has been holding onto more claims (both first and second-lien) for which additional information or clarification is required. See “Results of Operations—Mortgage Insurance—Quarter Ended September 30, 2006 Compared to Quarter Ended September 2005—Provision for Losses”. We remain cautious about the outlook for the housing market, especially in certain parts of the country including the Midwest and the East and West Coasts. In addition, as has been the case for the last several years, much of our business has not yet reached its peak claim period. The mortgage insurance mix of business has continued to include a higher percentage of non-prime business such as Alternative A (“Alt-A”) and A minus mortgages and new unproven products such as interest-only loans and pay option Adjustable-Rate Mortgages (“ARMs”). These products continue to be a growth area of the market as some of the prime mortgage market continues to be absorbed by “80-10-10” arrangements and other hybrid mortgage products that do not typically include mortgage insurance. However, higher interest rates and bank portfolios that are more concentrated with home equity loans have begun to shift some of the prime mortgage market back to the mortgage insurance industry. In addition, we expect to continue to increase our insurance of new and emerging products with which we have less experience both domestically and internationally, which adds to the uncertainty of future credit performance. Premiums received for these products are usually higher than more traditional products and often have structuring features such as deductibles that benefit our risk position.

We protect against losses in excess of our expectations on some of the risk associated with non-prime and unproven products by reinsuring it through Smart Home transactions. In 2004, we developed “Smart Home” as a way to effectively transfer risk from our portfolio to investors in the capital markets. Ceded premiums written for the three months ended September 30, 2006 and 2005 include $3.5 million and $0.9 million, respectively, related to the Smart Home transactions. Ceded premiums written for the nine months ended September 30, 2006 and 2005 include $8.5 million and $2.5 million, respectively, related to the Smart Home transactions. As of September 30, 2006, there have been no ceded losses as a result of the Smart Home transactions.

Since August 2004, we have completed four Smart Home arrangements. Details of these transactions (aggregated) as of the initial closing of each transaction and as of September 30, 2006 are as follows:

	Initial	As of September 30, 2006

Pool of mortgages (par value)	$14.72 billion	$10.9 billion
Risk in force (par value)	$3.90 billion	$2.8 billion
Notes sold to investors/risk ceded (principal amount)	$718.6 million	$663.5 million

Smart Home protects us against catastrophic loss as we continue to take on higher risk, concentrated positions and unproven products. As a result, we consider Smart Home arrangements to be important to our ability to effectively manage our risk profile, especially, in the non-prime market. At September 30, 2006, approximately 11% of our primary risk in force was included in Smart Home arrangements. At December 31, 2005 and September 30, 2005, approximately 8% and 2%, respectively, of our primary risk in force was included in Smart Home arrangements. In these transactions, we reinsure the middle layer risk positions, while retaining a significant portion of the total risk comprising the first-loss and most remote risk positions.

In the financial guaranty segment, we are encouraged by Standard and Poor’s Ratings Services (“S&P’s”) affirmation earlier this year of the AA ratings for Radian Asset Assurance and RAAL and its decision to revise its outlook for these companies upward to stable. We believe that S&P’s affirmation and outlook improvement will help validate our business model and present additional opportunities for the business in the future. New business production was modest during the quarter due to relatively low issuances of municipal bonds and a continuation of tight credit spreads, which impacted premium rates as well as our ability to close transactions. Credit performance was generally good during the quarter. We also continued to write more of our structured business in a super senior, more remote risk position, albeit at lower premium rates. We expect that revenues in our financial guaranty segment will remain relatively stable over the rest of 2006, excluding unusual items like refundings and the impact of the run-off in our trade credit reinsurance business. We also expect that the stable loss and expense activity that we experienced in the third quarter will remain in the current range for the balance of the year.

For the nine months ended September 30, 2006, the financial services segment showed another period of strong earnings and return on investment, which was, in part, a result of the relatively low interest rate and favorable credit environment and a strong demand from investors in asset-backed securities, which were issued at more favorable rates. We expect continued strong results for C-BASS and Sherman for the remainder of the year. Absent any unexpected events, Sherman’s results are expected to remain fairly consistent with its third quarter results, while C-BASS is expected to generate revenues above those generated in the third quarter. It is also significant to note that both C-BASS and Sherman have been successful in structuring their businesses so that a significant portion of their earnings are derived from recurring sources.

We believe that our diversified credit acquisition, management and distribution and prudent capital management strategies are sound, and we intend to continue to implement these strategies. We see an intersection between the mortgage insurance and financial guaranty markets, with an emphasis on structured credit enhancement products, including credit default swaps, becoming more common in the mortgage credit enhancement market. In the mortgage insurance segment, we are hopeful that stability in the housing and job markets can continue to positively impact credit performance and that modestly rising interest rates will help to continue to reduce cancellation rates, particularly on our flow business, although these macroeconomic factors remain outside of our control. We will continue to be challenged to solidify our unique AA financial guaranty business platform by demonstrating the ability to diversify our products, and to grow and write quality business, which will in turn solidify our franchise. This may be difficult in a competitive, tight credit-spread environment. We have begun to see some limited success in our efforts to increase our presence in the global markets for both mortgage and financial guaranty business. This will allow us to take advantage of our core competencies of credit risk analysis and capital allocation to write profitable business internationally, although we do not expect this to be a significant source of earnings for several years. We will also look for opportunities to expand in ways that leverage our core competencies of credit risk analysis and mortgage market expertise.

Results of Operations—Consolidated

Quarter Ended September 30, 2006 Compared to Quarter Ended September 30, 2005

The following table summarizes our consolidated results of operations for the quarters ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended September 30		% Change
	2006	2005	2006 vs. 2005
Net income	$111,959	$162,557	(31.1)%
Net premiums written	254,805	313,908	(18.8)
Net premiums earned	254,144	265,636	(4.3)
Net investment income	60,185	53,253	13.0
Net gains on securities	1,409	5,194	(72.9)
Change in fair value of derivative instruments	626	53,274	(98.8)
Other income	5,467	5,265	3.8
Provision for losses	121,395	92,441	31.3
Policy acquisition costs and other operating expenses	89,057	86,858	2.5
Interest expense	11,515	12,167	(5.4)
Equity in net income of affiliates	55,870	46,772	19.5
Provision for income taxes	43,775	75,371	(41.9)

Net Income.    Net income for the third quarter of 2006 was $112.0 million or $1.36 per share (diluted), compared to $162.6 million or $1.88 per share (diluted) for the third quarter of 2005. Diluted net income per share for the third quarter of 2005 reflects the inclusion of 1.3 million shares underlying our contingently convertible debt, which was redeemed in its entirety on August 1, 2005. Including these shares in the calculation resulted in a reduction in diluted net income per share of $0.03 for the third quarter of 2005. The decrease in net income for the quarter ended September 30, 2006 is mainly due to a significant increase in the provision for losses, a significant reduction in the change in fair value of derivative instruments and a small decrease in net premiums earned, partially offset by an increase in investment income and equity in net income of affiliates and a lower provision for income taxes.

Net Premiums Written and Earned.    Consolidated net premiums written for the third quarter of 2006 were $254.8 million, a $59.1 million or 18.8% decrease from $313.9 million written in the third quarter of 2005. Consolidated net premiums earned for the third quarter of 2006 were $254.1 million, an $11.5 million or 4.3% decrease from $265.6 million earned in the third quarter of 2005. Earned premiums decreased as a result of the run-off of NIMs and a lower level of structured transactions, which typically have higher premium rates and higher upfront fees, and a lower level of cancellations of policies contained in single premium structured transactions in the third quarter of 2006, compared to the same period a year ago. The cancellation of single premium structured transactions has a positive effect of accelerating into earned premium the non-refundable premiums associated with these transactions and will likely fluctuate from quarter to quarter.

Net Investment Income.    Net investment income of $60.2 million for the third quarter of 2006 was up $6.9 million or 13.0% from $53.3 million in the third quarter of 2005. This increase was mainly due to an increase in investable assets and a higher yield on bonds in our investment portfolio.

Net Gains on Securities and Change in Fair Value of Derivative Instruments.    Net gains on securities in the third quarter of 2006 were $1.4 million, compared to $5.2 million for the third quarter of 2005. There was approximately $4.1 million in other-than-temporary impairment losses recognized in the third quarter of 2006. For the quarter ended September 30, 2006, the change in fair value of derivative instruments was a net gain of $0.6 million, compared to a net gain of $53.3 million for the quarter ended September 30, 2005. The decrease in the change in fair value of derivative instruments in the third quarter of 2006 was mainly a result of the stable credit spreads during the quarter as compared to the significant credit spread tightening that occurred in the third quarter of 2005.

Other Income.    Other income increased to $5.5 million for the third quarter of 2006 from $5.3 million for the third quarter of 2005, mainly due to an increase in fees related to mortgage-backed securities, partially offset by a decrease in contract underwriting income.

Provision for Losses.    The provision for losses for the third quarter of 2006 was $121.4 million, an increase of $29.0 million or 31.3% from $92.4 million reported for the third quarter of 2005. Our mortgage insurance segment experienced a slight increase in default rates and claims paid compared to the same period a year ago as well as an aging of the delinquencies and an increase in pending claims, which required a higher reserve. The provision for losses for our mortgage insurance segment also includes $14 million related to our share of claims on a second-lien structured transaction. See “Results of Operations—Mortgage Insurance—Quarter Ended September 30, 2006 Compared to Quarter Ended September 2005—Provision for Losses” below. At September 30, 2006, we made a judgment, to reserve at a level above the midpoint of our reserve model, which was consistent with June 30, 2006, given the uncertainty around the ultimate performance of our defaulted non-prime products and the potential overpricing in certain housing markets. The provision for losses for our financial guaranty segment decreased in the third quarter of 2006 compared to the third quarter of 2005. This decrease was mainly attributable to a reduction in prior years’ reserves on the trade credit reinsurance business, now in run-off, based on updated information received from primary insurers.

Policy Acquisition Costs and Other Operating Expenses.    Policy acquisition costs were $26.4 million for the third quarter of 2006, a decrease of $1.5 million or 5.6% from the $27.9 million reported for the third quarter of 2005. This decrease is mostly driven by lower amortization of policy acquisition costs. During 2005, we accelerated $5.1 million of deferred policy acquisition costs, which decreased the balance of the asset to be amortized in future periods. Other operating expenses were $62.7 million in the third quarter of 2006 compared to $58.9 million in the third quarter of 2005. The third quarter 2006 amount includes an increase in employee costs, $1.8 million related to the recognition of compensation expense in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R (“SFAS No. 123R”) and significant increases in outside consulting services.

Interest Expense.    Interest expense for the quarter ended September 30, 2006 was $11.5 million, a decrease of $0.7 million or 5.4%, from $12.2 million in the third quarter of 2005. The decrease was mainly due to a positive impact from interest rate swaps that we entered into in 2004 offset by higher fixed interest rates on a portion of our long-term debt. The interest rate swaps effectively convert the interest rate on our 5.625% Senior Notes due 2013 to a variable rate based on a spread over the London Interbank Offered Rate (“LIBOR”). In June 2005, we issued $250 million of long-term debt with an interest rate of 5.375%, while we did not redeem our $220 million of convertible long-term debt with an interest rate of 2.25% until August 2005.

Equity in Net Income of Affiliates.    Equity in net income of affiliates increased to $55.9 million in the third quarter of 2006, up 19.5% from $46.8 million in the third quarter of 2005. This increase resulted from growth in earnings at C-BASS and Sherman as well as our larger ownership interest in Sherman, which increased effective July 1, 2006. C-BASS contributed an incremental $6.7 million of equity in net income of affiliates in the third quarter of 2006 compared to the third quarter of 2005, while Sherman contributed an incremental $2.8 million of equity in net income of affiliates in the third quarter of 2006 compared to the third quarter of 2005. For more information, see “Results of Operations—Financial Services” below.

Provision for Income Taxes.    The consolidated effective tax rate was 28.1% for the third quarter of 2006, compared to 31.7% for the third quarter of 2005. The lower tax rate for the third quarter of 2006 reflects an increase in the ratio of income generated from tax-advantaged securities compared to income generated from operations. The third quarter of 2006 also included a true-up of 2005 taxes that added approximately $1.0 million to the income tax expense.

Insurance in Force/Net Debt Service Outstanding.    Insurance in force for our primary mortgage insurance segment increased from $109.3 billion at September 30, 2005 to $115.3 billion at September 30, 2006. This increase is in large part due to a lower level of cancellations during 2006 as reflected in our higher persistency rate. Total net debt service outstanding (par plus interest) on transactions insured by our financial guaranty segment was $133.1 billion at September 30, 2006, compared to $103.3 billion at September 30, 2005. Much of this increase relates to remote risk credit protection on portfolios of investment-grade corporate obligations. The amount reported for our financial guaranty business at September 30, 2005 reflects the recapture of approximately $12.4 billion of net debt service outstanding related to the 2005 recapture.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

The following table summarizes our consolidated results of operations for the nine months ended September 30, 2006 and 2005 (in thousands):

	Nine Months Ended September 30		% Change
	2006	2005	2006 vs. 2005
Net income	$423,802	$418,393	1.3%
Net premiums written	833,285	827,966	n/m
Net premiums earned	766,927	756,639	1.4
Net investment income	174,123	154,119	13.0
Net gains on securities	29,587	25,443	16.3
Change in fair value of derivative instruments	(7,031)	45,301	n/m
Other income	16,456	18,008	(8.6)
Provision for losses	284,889	285,768	n/m
Policy acquisition costs and other operating expenses	261,617	251,374	4.1
Interest expense	35,893	31,103	15.4
Equity in net income of affiliates	186,248	161,946	15.0
Provision for income taxes	160,109	174,818	(8.4)

n/m-not meaningful

Net Income.    Net income for the nine months ended September 30, 2006 was $423.8 million or $5.12 per share (diluted), compared to $418.4 million or $4.65 per share (diluted) for the nine months ended September 30, 2005. Diluted net income per share for 2005 reflects the inclusion of 3.0 million shares underlying our contingently convertible debt, which we redeemed in its entirety on August 1, 2005. Including these shares in the calculation resulted in a reduction in diluted net income per share of $0.14 for the nine months ended September 30, 2005. The results for the nine months ended September 30, 2005 also reflect an immediate reduction in net income of $4.1 million or $0.04 per share related to the 2005 recapture. Net income increased for

2006 mainly due to an increase in net premiums earned, net investment income, equity in net income of affiliates and a decrease in the provision for income taxes, partially offset by an increase in policy acquisition costs and other operating expenses and interest expense and a decrease in the change in fair value of derivative instruments.

Net Premiums Written and Earned.    Consolidated net premiums written for the nine months ended September 30, 2006 were $833.3 million compared to $828.0 million written for the nine months ended September 30, 2005. Consolidated net premiums earned of $766.9 million for the nine months ended September 30, 2006 increased $10.3 million or 1.4% from $756.6 million earned for the nine months ended September 30, 2005. Premiums earned in our mortgage insurance segment increased year over year in part due to an acceleration of earned premiums in 2006 resulting from the cancellation of policies contained in single premium policies. Our financial guaranty segment experienced a decrease in premiums earned during the first nine months of 2006. Although earned premiums on structured direct products were stronger in 2006, this was diminished by the impact of the run-off in the trade credit reinsurance line of business. The amount reported for net premiums written in the nine months ended September 30, 2005 reflects a reduction of $54.7 million in financial guaranty written premiums related to the 2005 recapture, which also reduced earned premiums by $4.5 million.

Net Investment Income.    Net investment income increased to $174.1 million for the nine months ended September 30, 2006 from $154.1 million for the nine months ended September 30, 2005. This increase was mainly due to an increase in investable assets and a higher yield on bonds in our investment portfolio. In addition, we recognized dividend income of approximately $3.5 million related to private equity investments in 2006.

Net Gains on Securities and Change in Fair Value of Derivative Instruments.    Net gains on securities for the nine months ended September 30, 2006 were $29.6 million, compared to $25.4 million for the nine months ended September 30, 2005. This increase was mainly due to the $21.4 million pre-tax gain resulting from the sale of our remaining interest in Primus Guaranty, Ltd. (“Primus”) in the first quarter of 2006. We also recorded approximately $6.0 million of losses on securities that were other-than temporarily impaired in 2006. For the nine months ended September 30, 2006, the change in fair value of derivative instruments was a net loss of $7.0 million, compared to a net gain of $45.3 million for the nine months ended September 30, 2005. The 2006 amount includes a $17.2 million charge related to a payment made in March 2006 in connection with the termination of a financial guaranty contract. In addition, while spreads have widened slightly since 2005, the year over year decrease in change in fair value of derivative instruments is more the result of the shorter duration of a good portion of the contracts.

Other Income.    Other income decreased to $16.5 million for the nine months ended September 30, 2006 from $18.0 million for the nine months ended September 30, 2005, mainly due to a lower level of income from contract underwriting income, partially offset by higher fees related to mortgage-backed securities.

Provision for Losses.    The provision for losses for the nine months ended September 30, 2006 was $284.9 million, a slight decrease from $285.8 million reported for the nine months ended September 30, 2005. This consists of a small increase in the mortgage insurance provision offset by a decline in the financial guaranty provision related mostly to the run-off of the trade credit reinsurance business.

Policy Acquisition Costs and Other Operating Expenses.    Policy acquisition costs were $80.5 million for the nine months ended September 30, 2006, a decrease of $7.8 million or 8.9% from the $88.3 million reported for the nine months ended September 30, 2005. The amount reported in 2006 reflects a $1.6 million acceleration of deferred policy acquisition cost amortization in the mortgage insurance segment and commissions related to international deals. The amount reported for 2005 includes a $3.2 million acceleration of deferred policy acquisition costs. During all of 2005, we accelerated $5.1 million of deferred policy acquisition costs, which decreased the balance of the asset to be amortized in the future. The amortization of policy acquisition costs in 2006 also includes $2.4 million related to one derivative financial guaranty contract that was terminated by us in

March 2006. The amortization of policy acquisition costs reported for the nine months ended September 30, 2005 reflects an increase of $1.7 million related to the 2005 recapture.

Other operating expenses were $181.1 million for the nine months ended September 30, 2006 compared to $163.0 million for the nine months ended September 30, 2005. The 2006 amount includes $4.9 million related to compensation expense recognized in accordance with SFAS No. 123R. Other increases were noted in employee costs, software expense, rent expense, office equipment depreciation, outside consulting and costs associated with Smart Home transactions.

Interest Expense.    Interest expense of $35.9 million for the nine months ended September 30, 2006 increased $4.8 million or 15.4% from $31.1 million for the nine months ended September 30, 2005, mainly due to an increase in interest rates on our debt and a negative impact from interest rate swaps that we entered into in 2004. The interest rate swaps effectively convert the interest rate on our 5.625% Senior Notes due 2013 to a variable rate based on a spread over LIBOR. In June 2005, we issued $250 million of long-term debt with an interest rate of 5.375%. In August 2005, we redeemed $220 million of convertible long-term debt with an interest rate of 2.25%.

Equity in Net Income of Affiliates.    Equity in net income of affiliates increased to $186.2 million for the nine months ended September 30, 2006, up 15.0% from $161.9 million for the nine months ended September 30, 2005. This resulted from an increase in earnings at C-BASS and Sherman. See “Results of Operations—Financial Services” below.

Provision for Income Taxes.    The consolidated effective tax rate was 27.4% for the nine months ended September 30, 2006, compared to 29.5% for the nine months ended September 30, 2005. During the quarter ended June 30, 2006, we determined that certain liabilities to taxing authorities were no longer probable due to the expiration of the statute of limitations on the related tax positions. As a result, approximately $10 million in tax liabilities were reversed through the provision for income taxes in the second quarter of 2006. In addition, the lower tax rate reflects an overall increase in the ratio of income generated from tax-advantaged securities compared to income generated from operations.

Results of Operations—Mortgage Insurance

Quarter Ended September 30, 2006 Compared to Quarter Ended September 30, 2005

The following table summarizes our mortgage insurance segment’s results of operations for the quarters ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended September 30		% Change
	2006	2005	2006 vs. 2005
Net income	$41,328	$81,331	(49.2)%
Net premiums written	205,933	235,790	(12.7)
Net premiums earned	201,432	208,902	(3.6)
Net investment income	35,548	30,122	18.0
Net gains on securities	946	4,185	(77.4)
Change in fair value of derivative instruments	(3,293)	11,675	n/m
Other income	2,999	4,353	(31.1)
Provision for losses	119,616	81,551	46.7
Policy acquisition costs and other operating expenses	59,204	53,037	11.6
Interest expense	6,357	6,790	(6.4)
Provision for income taxes	11,127	36,528	(69.5)

n/m = not meaningful

Net Income.    Our mortgage insurance segment’s net income for the third quarter of 2006 was $41.3 million, compared to $81.3 million for the third quarter of 2005. This decrease was mainly due to a significant increase in the provision for losses, a decrease in premiums earned, a decrease in the change in fair value of derivative instruments and higher policy acquisition costs and other operating expenses, partially offset by an increase in investment income and a decrease in the provision for income taxes.

Net Premiums Written and Earned.    Net premiums written were $205.9 million for the third quarter of 2006, a $29.9 million or 12.7% decrease compared to $235.8 million written in the third quarter of 2005. Net premiums earned in the third quarter of 2006 were $201.4 million, a $7.5 million or 3.6% decrease compared to $208.9 million earned in the third quarter of 2005. The decrease in net premiums written in the third quarter of 2006 was largely the result of less structured business written during the quarter due to both prevailing market conditions and a tight credit spread environment. The decrease in net premiums earned reflects a decrease of $8.5 million in premiums earned from NIMs, partially offset by an increase in premiums earned from international mortgage reinsurance. Premiums earned from all non-traditional products were $20.5 million in the third quarter of 2006, compared to $26.5 million in the third quarter of 2005. Premiums earned in the third quarter of 2006 were also impacted by an increase in premiums ceded in Smart Home reinsurance transactions and a decrease in the acceleration of premiums earned resulting from the cancellation of single premium policies, which has become a normal part of our earned premiums each quarter. Given the recent low volume of structured business written and the lower premium rates at which new business is being written, we expect that it will continue to be difficult for our mortgage insurance business to grow earned premiums in the near future.

The following table provides additional information related to premiums written and earned for the three month periods indicated:

	Three Months Ended
	September 30 2006	September 30 2005
Net premiums written (in thousands)
Primary and Pool Insurance	$179,206	$198,277
Seconds	16,682	18,370
NIMs	2,943	12,268
International	6,295	4,067
Domestic credit default swaps	777	2,724
Financial guaranty wrap	30	84

Net premiums written	$205,933	$235,790

Net premiums earned (in thousands)
Primary and Pool Insurance	$180,895	$182,380
Seconds	12,266	12,810
NIMs	4,359	12,826
International	2,279	583
Domestic credit default swaps	1,603	219
Financial guaranty wrap	30	84

Net premiums earned	$201,432	$208,902

Smart Home (in thousands)
Ceded premiums written	$3,455	$853
Ceded premiums earned	$3,313	$566

Net Investment Income.    Net investment income attributable to our mortgage insurance segment for the third quarter of 2006 was $35.5 million, compared to $30.1 million for the third quarter of 2005. Investment income in the third quarter of 2006 reflects an increase in investable assets and higher overall interest rates.

Net Gains on Securities and Change in Fair Value of Derivative Instruments.    Net gains on securities in our mortgage insurance business were $0.9 million for the third quarter of 2006, compared to $4.2 million for the third quarter of 2005. The 2006 amount includes an impairment loss of approximately $4.1 million related to other-than-temporarily impaired securities in our portfolio. The change in the fair value of derivatives was a loss of $3.3 million for the third quarter of 2006, compared to a gain of $11.7 million for the third quarter of 2005, mainly due to changes in the fair value of embedded options in convertible securities held in the investment portfolio.

Other Income.    Other income for the third quarter of 2006 was $3.0 million, a $1.4 million decrease from $4.4 million in the third quarter of 2005. Other income mostly includes income related to contract underwriting services, which was lower in the third quarter of 2006.

Provision for Losses.    The provision for losses for the third quarter of 2006 was $119.6 million, compared to $81.6 million for the third quarter of 2005. The increase in the provision for losses for the third quarter of 2006 was attributable to several factors, including new first- and second-lien delinquencies, an aging of existing delinquencies including pending claims, and an increase in severity assumptions in our loss reserve model that is reflected in the larger loan balances that are currently delinquent. Approximately $14 million of the increase in the provision for losses in the third quarter of 2006 is attributable to our share of a second-lien structured transaction in which we split losses with our counterparty on a 50-50 basis. Our total net exposure under this second-lien structured transaction is approximately $73 million, or half of the $146 million in total gross exposure relating to the transaction. We experienced a significant increase in filed claims under this transaction in the third quarter of 2006. As a result, we have been thoroughly examining each claim and, in many cases, holding claims for which additional information or clarification is required. These efforts, along with an overall strengthening of our loss management area, has led to an increase in pending claims (both first- and second-lien) that are fully reserved for and, consequently, was the primary reason for the decrease in paid claims during the third quarter of 2006. We expect that claims will not significantly exceed premiums over the life of this deal. Overall, we project that the increase in more seriously delinquent loans, pending claims and increased severity will likely lead to an increase in claims paid in the fourth quarter of 2006 in the approximate range of 12% to 15% above the third quarter level of $74.4 million. We further expect to continue to pay claims during the first quarter of 2007 at a level similar to that projected for the fourth quarter of 2006.

Policy Acquisition Costs and Other Operating Expenses.    Policy acquisition costs were $15.3 million in the third quarter of 2006, a slight increase from $14.7 million in the third quarter of 2005. The third quarter of 2006 amount includes the amortization of commissions on international business. The $5.1 million acceleration of policy acquisition costs in 2005 resulted in a lower level of amortization in 2006.

Other operating expenses were $43.9 million for the third quarter of 2006, an increase of $5.6 million or 14.6% compared to $38.3 million for the third quarter of 2005. The increase in other operating expenses for the third quarter of 2006 is attributable to increases in employee costs, costs related to SFAS No. 123R, and outside consulting fees. Contract underwriting expenses for the quarters ended September 30, 2006 and 2005, including the impact of reserves for remedies in other operating expenses, were $7.2 million and $9.1 million, respectively. We expect that overall operating expenses for our mortgage insurance segment will increase modestly during the fourth quarter as we look to add personnel in production and risk management in both our international mortgage insurance and structured products businesses.

Interest Expense.    Interest expense attributable to our mortgage insurance segment for the third quarter of 2006 was $6.4 million compared to $6.8 million for the third quarter of 2005. Both periods include interest on our long-term debt that was allocated to the mortgage insurance segment as well as the impact of interest-rate swaps.

Provision for Income Taxes.    The effective tax rate for the third quarter of 2006 was 21.2%, compared to 31.0% in the third quarter of 2005. The lower tax rate reflects an overall increase in the ratio of income generated from tax-advantaged securities compared to income generated from operations.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

The following table summarizes our mortgage insurance segment’s results of operations for the nine months ended September 30, 2006 and 2005 (in thousands):

	Nine Months Ended September 30		% Change
	2006	2005	2006 vs. 2005
Net income	$212,644	$206,904	2.8%
Net premiums written	646,749	672,298	(3.8)
Net premiums earned	612,808	597,031	2.6
Net investment income	103,363	87,016	18.8
Net gains on securities	18,207	17,957	1.4
Change in fair value of derivative instruments	1,830	6,941	(73.6)
Other income	10,108	14,624	(30.9)
Provision for losses	268,290	259,703	3.3
Policy acquisition costs and other operating expenses	173,078	156,071	10.9
Interest expense	20,042	17,541	14.3
Provision for income taxes	72,262	83,350	(13.3)

Net Income.    Our mortgage insurance segment’s net income for the nine months ended September 30, 2006 was $212.6 million, an increase of $5.7 million or 2.8% compared to $206.9 million for the nine months ended September 30, 2005. This increase was mainly due to an increase in earned premiums and investment income and a decrease in the provision for income taxes, partially offset by an increase in the provision for losses and policy acquisition costs and other operating expenses.

Net Premiums Written and Earned.    Net premiums written for the nine months ended September 30, 2006 were $646.8 million, a $25.5 million or 3.8% decrease from $672.3 million for the comparable period of 2005. Net premiums earned for the nine months ended September 30, 2006 were $612.8 million, a $15.8 million or 2.6% increase compared to $597.0 million for the nine months ended September 30, 2005. The decrease in net premiums written in 2006 was mainly due to a decrease in other risk written during the period, including in particular, premiums written from NIMs and international mortgage insurance. In the first nine months of 2006, net premiums earned benefited from the acceleration of earned premiums resulting from the cancellation of policies contained in single premium structured transactions. Although premiums earned from NIMs decreased in 2006 due to the run-off of older transactions, premiums earned from other non-traditional products, such as second-lien mortgages, international business and credit default swaps increased.

The following table provides additional information related to premiums written and earned as of and for the nine month periods indicated:

	Nine Months Ended
	September 30 2006	September 30 2005
Net premiums written (in thousands)
Primary and Pool Insurance	$560,338	$566,825
Seconds	42,466	47,701
NIMs	22,651	32,148
International	12,247	22,711
Domestic credit default swaps	8,957	2,724
Financial guaranty wrap	90	189

Net premiums written	$646,749	$672,298

	Nine Months Ended
	September 30 2006	September 30 2005
Net premiums earned (in thousands)
Primary and Pool Insurance	$541,723	$525,376
Seconds	41,024	36,773
NIMs	18,023	32,364
International	8,196	2,110
Domestic credit default swaps	3,752	219
Financial guaranty wrap	90	189

Net premiums earned	$612,808	$597,031

Smart Home (in thousands)
Ceded premiums written	$8,540	$2,476
Ceded premiums earned	$8,561	$2,115

Net Investment Income.    Net investment income attributable to our mortgage insurance business for the nine months ended September 30, 2006 was $103.4 million, an increase of $16.4 million or 18.8%, compared to $87.0 million for the nine months ended September 30, 2005. Investment income for the nine months ended September 30, 2006 reflects an increase in interest income on bonds due to higher investment balances, higher overall interest rates and dividend income on private equity investments.

Net Gains on Securities and Change in Fair Value of Derivative Instruments.    Net gains on securities in our mortgage insurance segment were $18.2 million for the nine months ended September 30, 2006, compared to $18.0 million for the nine months ended September 30, 2005. Included in net gains on securities for the nine months ended September 30, 2006 is an allocation of net gains on securities to the mortgage insurance segment, most of which came from the sale of our remaining interest in Primus. The 2006 amount also includes approximately $5.7 million in losses related to the write-down of other-than-temporarily impaired securities. The 2005 amount includes gains on sales of convertible securities with mark-to-market gains. The change in the fair value of derivatives was a gain of $1.8 million for the nine months ended September 30, 2006, compared to a gain of $6.9 million for the nine months ended September 30, 2005, mainly due to changes in the fair value of embedded options in convertible securities held in the investment portfolio.

Other Income.    Other income for the nine months ended September 30, 2006 was $10.1 million, a $4.5 million or 30.9% decrease from $14.6 million in the nine months ended September 30, 2005. Other income mostly includes income related to contract underwriting services, which was lower for the nine months ended September 30, 2006 as compared to the same period in 2005 due to less demand for this service.

Provision for Losses.    The provision for losses for the nine months ended September 30, 2006 was $268.3 million, an $8.6 million or 3.3% increase from $259.7 million for the nine months ended September 30, 2005. Despite a decrease in delinquencies year over year, there has been a shift in existing delinquencies to the later stages of delinquency, which requires a higher reserve as these delinquencies are closer to a claim payment or foreclosure. In addition, we received a higher number of delinquencies from a second-lien structured transaction during the quarter ended September 30, 2006. These delinquencies tend to have higher loan balances, and therefore, require a larger reserve.

Policy Acquisition Costs and Other Operating Expenses.    Policy acquisition costs were $44.3 million for the nine months ended September 30, 2006, compared to $48.6 million for the nine months ended September 30, 2005. This decrease was mainly the result of the acceleration of the amortization of policy acquisition costs in 2005. This acceleration related to prior years’ books of business that had canceled more quickly than anticipated due to repayments and pay-offs of the underlying mortgages and resulted in a reduction in the base asset. Offsetting this decrease is the amortization of commissions in 2006 relating to international business.

Other operating expenses were $128.7 million for the nine months ended September 30, 2006 an increase of $21.3 million or 19.8% compared to $107.4 million for the nine months ended September 30, 2005. For the nine months ended September 30, 2006, other operating expenses included increases in employee costs due to SFAS No. 123R, consulting costs, office equipment depreciation, software depreciation, and costs related to Smart Home transactions. Contract underwriting expenses for the nine months ended September 30, 2006 and 2005, including the impact of reserves for remedies in other operating expenses, were $21.7 million and $26.5 million, respectively.

Interest Expense.    Interest expense attributable to our mortgage insurance segment for the nine months ended September 30, 2006 was $20.0 million compared to $17.5 million for the nine months ended September 30, 2005. Both periods include interest on our long-term debt, including the impact of interest-rate swaps, that was allocated to the mortgage insurance segment.

Provision for Income Taxes.    The effective tax rate for the nine months ended September 30, 2006 was 25.4% compared to 28.7% for the nine months ended September 30, 2005. The tax rate for the nine months ended September 30, 2006 reflects an allocation of the reversal of prior years’ reserves for uncertain tax positions that expired June 30, 2006. The lower tax rate reflects an overall increase in the ratio of income generated from tax-advantaged securities compared to income generated from operations.

The following tables provide selected information as of and for the periods indicated for our mortgage insurance segment. Certain statistical information included in the following tables is recorded based on information received for lenders and other third parties.

	Three Months Ended
	September 30 2006		June 30 2006		September 30 2005
Primary new insurance written (“NIW”) ($ in millions)
Flow	$7,017	85.7%	$6,662	57.7%	$7,066	55.7%
Structured	1,175	14.3	4,886	42.3	5,612	44.3

Total Primary	$8,192	100.0%	$11,548	100.0%	$12,678	100.0%

Flow
Prime	$5,320	75.8%	$4,879	73.2%	$5,361	75.9%
Alt-A	1,189	16.9	1,266	19.0	1,081	15.3
A minus and below	508	7.3	517	7.8	624	8.8

Total Flow	$7,017	100.0%	$6,662	100.0%	$7,066	100.0%

Structured
Prime	$108	9.2%	$1,287	26.3%	$1,830	32.6%
Alt-A	1,065	90.6	3,555	72.8	2,638	47.0
A minus and below	2	0.2	44	0.9	1,144	20.4

Total Structured	$1,175	100.0%	$4,886	100.0%	$5,612	100.0%

Total
Prime	$5,428	66.3%	$6,166	53.4%	$7,191	56.7%
Alt-A	2,254	27.5	4,821	41.7	3,719	29.3
A minus and below	510	6.2	561	4.9	1,768	14.0

Total Primary	$8,192	100.0%	$11,548	100.0%	$12,678	100.0%

	Nine Months Ended
	September 30 2006		September 30 2005
Primary new insurance written (“NIW”) ($ in millions)
Flow	$18,913	58.1%	$18,856	59.6%
Structured	13,630	41.9	12,808	40.4

Total Primary	$32,543	100.0%	$31,664	100.0%

Flow
Prime	$13,970	73.9%	$14,151	75.0%
Alt-A	3,560	18.8	2,934	15.6
A minus and below	1,383	7.3	1,771	9.4

Total Flow	$18,913	100.0%	$18,856	100.0%

Structured
Prime	$3,659	26.8%	$3,982	31.1%
Alt-A	8,537	62.7	5,440	42.5
A minus and below	1,434	10.5	3,386	26.4

Total Structured	$13,630	100.0%	$12,808	100.0%

Total
Prime	$17,629	54.1%	$18,133	57.3%
Alt-A	12,097	37.2	8,374	26.4
A minus and below	2,817	8.7	5,157	16.3

Total Primary	$32,543	100.0%	$31,664	100.0%

During the third quarter of 2006, non-prime business accounted for $2.8 billion or 33.7% of new primary insurance written by our mortgage insurance segment, compared to $5.5 billion or 43.3% for the third quarter of 2005. During the nine months ended September 30, 2006, non-prime business accounted for $14.9 billion or 45.9% of new primary insurance written by our mortgage insurance segment, compared to $13.5 billion or 42.7% for the nine months ended September 30, 2005. Of the $14.9 billion of non-prime business written for the nine months ended September 30, 2006, $12.1 billion or 81.2% was Alt-A. There was a higher level of non-prime business written in structured transactions during the nine months ended September 30, 2006 compared to the comparable period of 2005.

	Three Months Ended
	September 30 2006		June 30 2006		September 30 2005
Total Primary New Insurance Written by FICO (a) Score ($ in millions)
Flow
<=619	$440	6.3%	$387	5.8%	$375	5.3%
620-679	2,087	29.7	2,010	30.2	2,061	29.2
680-739	2,525	36.0	2,448	36.7	2,703	38.2
>=740	1,965	28.0	1,817	27.3	1,927	27.3

Total Flow	$7,017	100.0%	$6,662	100.0%	$7,066	100.0%

Structured
<=619	$2	0.2%	$57	1.2%	$1,157	20.6%
620-679	185	15.7	1,604	32.8	1,797	32.0
680-739	613	52.2	2,214	45.3	1,629	29.0
>=740	375	31.9	1,011	20.7	1,029	18.4

Total Structured	$1,175	100.0%	$4,886	100.0%	$5,612	100.0%

	Three Months Ended
	September 30 2006		June 30 2006		September 30 2005
Total
<=619	$442	5.4%	$444	3.8%	$1,532	12.1%
620-679	2,272	27.7	3,614	31.3	3,858	30.4
680-739	3,138	38.3	4,662	40.4	4,332	34.2
>=740	2,340	28.6	2,828	24.5	2,956	23.3

Total Primary	$8,192	100.0%	$11,548	100.0%	$12,678	100.0%

(a)	FICO credit scoring model.

	Nine Months Ended
	September 30 2006		September 30 2005
Total Primary New Insurance Written by FICO (a) Score ($ in millions)
Flow
<=619	$1,105	5.8%	$1,162	6.2%
620-679	5,644	29.8	5,666	30.0
680-739	6,964	36.9	6,968	37.0
>=740	5,200	27.5	5,060	26.8

Total Flow	$18,913	100.0%	$18,856	100.0%

Structured
<=619	$1,447	10.6%	$3,399	26.5%
620-679	3,970	29.2	3,933	30.7
680-739	5,332	39.1	3,495	27.3
>=740	2,881	21.1	1,981	15.5

Total Structured	$13,630	100.0%	$12,808	100.0%

Total
<=619	$2,552	7.9%	$4,561	14.4%
620-679	9,614	29.5	9,599	30.3
680-739	12,296	37.8	10,463	33.1
>=740	8,081	24.8	7,041	22.2

Total Primary	$32,543	100.0%	$31,664	100.0%

(a)	FICO credit scoring model.

	Three Months Ended
	September 30 2006		June 30 2006		September 30 2005
Percentage of primary new insurance written
Refinances	28%		35%		38%
95.01% LTV (b) and above	22%		13%		9%
ARMS
Less than 5 years	21%		12%		36%
5 years and longer	9%		17%		16%
Primary risk written ($ in millions)
Flow	$1,772	94.4%	$1,695	94.1%	$1,752	67.6%
Structured	105	5.6	107	5.9	840	32.4

Total	$1,877	100.0%	$1,802	100.0%	$2,592	100.0%

(b)	Loan-to-value ratios. The ratio of the original loan amount to the original value of the property.

	Nine Months Ended
	September 30 2006		September 30 2005
Percentage of primary new insurance written
Refinances	35%		42%
95.01% LTV (b) and above	13%		10%
ARMS
Less than 5 years	26%		36%
5 years and longer	16%		15%
Primary risk written ($ in millions)
Flow	$4,796	79.2%	$4,682	67.7%
Structured	1,262	20.8	2,232	32.3

Total	$6,058	100.0%	$6,914	100.0%

(b)	Loan-to-value ratios. The ratio of the original loan amount to the original value of the property.

	Three Months Ended
	September 30 2006	June 30 2006	September 30 2005
Pool risk written (in millions)	$64	$208	$163
Other risk written (in millions)
Seconds
1st loss	$1	$18	$43
2nd loss	29	45	279
NIMs	132	17	—
International
1st loss-Hong Kong primary mortgage insurance	9	5	33
Reinsurance	2	3	—
Credit default swaps	—	—	—
Other
Domestic credit default swaps	—	12	150
Financial guaranty wrap	—	—	—

Total other risk written	$173	$100	$505

	Nine Months Ended
	September 30 2006	September 30 2005
Pool risk written (in millions)	$333	$467
Other risk written (in millions)
Seconds
1st loss	$43	$56
2nd loss	206	325
NIMs	238	66
International
1st loss-Hong Kong primary mortgage insurance	31	240
Reinsurance	7	11
Credit default swaps	—	—
Other
Domestic credit default swaps	32	150
Financial guaranty wrap	—	511

Total other risk written	$557	$1,359

In 2006, we wrote a significant amount of pool risk where we are in a second-loss position. In these transactions, we will only pay claims if pool losses are greater than any applicable deductible or stop-loss.

For the three months ended September 30, 2006, other risk written decreased to $173 million compared to $505 million for the three months ended September 30, 2005. For the nine months ended September 30, 2006, other risk written decreased to $557 million from $1,359 million for the nine months ended September 30, 2005. Most of the other risk written for the nine months ended September 30, 2006 was second-lien insurance and net interest margin securities (“NIMs”). Included in the approximate $1,359 million of other risk written for the nine months ended September 30, 2005 is $511 million of risk written related to a single transaction that is a AAA financial guaranty wrap on a large mortgage portfolio and $240 million of risk written on traditional mortgages in Hong Kong.

	September 30 2006		June 30 2006		September 30 2005
Primary insurance in force ($ in millions)
Flow	$82,561	71.6%	$81,828	70.5%	$82,827	75.8%
Structured	32,700	28.4	34,168	29.5	26,457	24.2

Total Primary	$115,261	100.0%	$115,996	100.0%	$109,284	100.0%

Prime	$77,030	66.8%	$76,868	66.3%	$74,207	67.9%
Alt-A	25,906	22.5	25,998	22.4	21,137	19.3
A minus and below	12,325	10.7	13,130	11.3	13,940	12.8

Total Primary	$115,261	100.0%	$115,996	100.0%	$109,284	100.0%

Primary risk in force ($ in millions)
Flow	$20,464	79.9%	$20,191	78.5%	$20,283	79.1%
Structured	5,141	20.1	5,528	21.5	5,374	20.9

Total Primary	$25,605	100.0%	$25,719	100.0%	$25,657	100.0%

Flow
Prime	$16,072	78.5%	$15,756	78.0%	$15,512	76.4%
Alt-A	2,857	14.0	2,902	14.4	3,197	15.8
A minus and below	1,535	7.5	1,533	7.6	1,574	7.8

Total Flow	$20,464	100.0%	$20,191	100.0%	$20,283	100.0%

Structured
Prime	$2,065	40.2%	$2,207	39.9%	$2,130	39.6%
Alt-A	1,492	29.0	1,540	27.9	1,321	24.6
A minus and below	1,584	30.8	1,781	32.2	1,923	35.8

Total Structured	$5,141	100.0%	$5,528	100.0%	$5,374	100.0%

Total
Prime	$18,137	70.8%	$17,963	69.8%	$17,642	68.8%
Alt-A	4,349	17.0	4,442	17.3	4,518	17.6
A minus and below	3,119	12.2	3,314	12.9	3,497	13.6

Total Primary	$25,605	100.0%	$25,719	100.0%	$25,657	100.0%

Direct primary insurance in force was $115.3 billion at September 30, 2006, compared to $116.0 billion at June 30, 2006 and $109.3 billion at September 30, 2005. At September 30, 2006, non-prime insurance in force was $38.2 billion or 33.2% of total primary mortgage insurance in force, compared to $35.1 billion or 32.1% at September 30, 2005. Of the $38.2 billion of non-prime insurance in force at September 30, 2006, $25.9 billion or 67.8% was Alt-A. We anticipate that the mix of non-prime mortgage insurance business and non-traditional insurance products could continue to fluctuate as a result of structural changes, competitive pricing differentials and competitive products in the mortgage lending and mortgage insurance business.

	September 30 2006		June 30 2006		September 30 2005
Total Primary Risk in Force by FICO Score ($ in millions)
Flow
<=619	$1,296	6.3%	$1,285	6.4%	$1,355	6.7%
620-679	6,297	30.8	6,245	30.9	6,372	31.4
680-739	7,506	36.7	7,410	36.7	7,489	36.9
>=740	5,365	26.2	5,251	26.0	5,067	25.0

Total Flow	$20,464	100.0%	$20,191	100.0%	$20,283	100.0%

Structured
<=619	$1,585	30.8%	$1,782	32.2%	$1,923	35.8%
620-679	1,839	35.8	1,993	36.1	1,953	36.3
680-739	1,175	22.9	1,209	21.9	1,035	19.3
>=740	542	10.5	544	9.8	463	8.6

Total Structured	$5,141	100.0%	$5,528	100.0%	$5,374	100.0%

Total
<=619	$2,881	11.2%	$3,067	11.9%	$3,278	12.8%
620-679	8,136	31.8	8,238	32.1	8,325	32.4
680-739	8,681	33.9	8,619	33.5	8,524	33.2
>=740	5,907	23.1	5,795	22.5	5,530	21.6

Total Primary	$25,605	100.0%	$25,719	100.0%	$25,657	100.0%

Percentage of primary risk in force
Refinances	34%		35%		37%
95.01% LTV and above	16%		15%		14%
ARMs
Less than 5 years	21%		23%		24%
5 years and longer	9%		9%		8%

Total primary risk in force by LTV ($ in millions)
95.01% and above	$4,182	16.3%	$3,901	15.2%	$3,550	13.8%
90.01% to 95.00%	8,174	31.9	8,293	32.2	8,736	34.1
85.01% to 90.00%	9,187	35.9	9,291	36.1	9,606	37.4
85.00% and below	4,062	15.9	4,234	16.5	3,765	14.7

Total Primary	$25,605	100.0%	$25,719	100.0%	$25,657	100.0%

Total primary risk in force by policy year ($ in millions)
2002 and prior	$3,584	14.0%	$3,923	15.3%	$5,189	20.2%
2003	4,159	16.2	4,561	17.7	6,224	24.3
2004	5,137	20.1	5,761	22.4	7,808	30.4
2005	7,072	27.6	7,496	29.1	6,436	25.1
2006	5,653	22.1	3,978	15.5	—	—

Total Primary	$25,605	100.0%	$25,719	100.0%	$25,657	100.0%

Pool risk in force
Prime	$2,190	73.2%	$2,210	75.0%	$2,073	78.6%
Alt-A	301	10.1	266	9.0	262	9.9
A minus and below	501	16.7	470	16.0	304	11.5

Total pool risk in force	$2,992	100.0%	$2,946	100.0%	$2,639	100.0%

	September 30 2006	June 30 2006	September 30 2005
Other risk in force (in millions)
Seconds
1st loss	$621	$653	$641
2nd loss	723	776	330
NIMs	382	289	283
International
1st loss-Hong Kong primary mortgage insurance	301	293	238
Reinsurance	33	31	30
Credit default swaps	7,678	7,889	168
Other
Domestic credit default swaps	212	224	150
Financial guaranty wrap	125	159	358

Total other risk in force	$10,075	$10,314	$2,198

Other risk in force was $10.1 billion at September 30, 2006, compared to $10.3 billion at June 30, 2006 and $2.2 billion at September 30, 2005. Other risk in force at September 30, 2006 included a higher level of credit default swaps, including two large international mortgage securitizations completed in the fourth quarter of 2005, comprising a total of $7.5 billion of risk, in which we provided credit enhancement at a AAA level in credit default swap form. Because of the remote nature of the risk associated with these transactions, premiums are low as a percentage of exposure.

	September 30 2006	June 30 2006	September 30 2005
Default Statistics
Primary Insurance:
Flow
Prime
Number of insured loans	499,623	499,435	514,805
Number of loans in default	14,761	14,283	15,355
Percentage of total loans in default	2.95%	2.86%	2.98%

Alt-A
Number of insured loans	63,156	63,985	69,210
Number of loans in default	4,236	4,167	4,730
Percentage of total loans in default	6.71%	6.51%	6.83%

A minus and below
Number of insured loans	51,875	52,348	55,077
Number of loans in default	6,970	6,765	6,910
Percentage of total loans in default	13.44%	12.92%	12.55%

Total Flow
Number of insured loans	614,654	615,768	639,092
Number of loans in default	25,967	25,215	26,995
Percentage of total loans in default	4.22%	4.09%	4.22%

Structured
Prime
Number of insured loans	66,982	70,416	56,691
Number of loans in default	2,845	2,540	2,274
Percentage of total loans in default	4.25%	3.61%	4.01%

	September 30 2006	June 30 2006	September 30 2005
Alt-A
Number of insured loans	73,511	76,131	51,905
Number of loans in default	2,940	2,589	2,841
Percentage of total loans in default	4.00%	3.40%	5.47%

A minus and below
Number of insured loans	41,889	46,500	49,843
Number of loans in default	8,693	8,193	7,921
Percentage of total loans in default	20.75%	17.62%	15.89%

Total Structured
Number of insured loans	182,382	193,047	158,439
Number of loans in default	14,478	13,322	13,036
Percentage of total loans in default	7.94%	6.90%	8.23%

Total Primary Insurance
Prime
Number of insured loans	566,605	569,851	571,496
Number of loans in default	17,606	16,823	17,629
Percentage of total loans in default	3.11%	2.95%	3.08%

Alt-A
Number of insured loans	136,667	140,116	121,115
Number of loans in default	7,176	6,756	7,571
Percentage of total loans in default	5.25%	4.82%	6.25%

A minus and below
Number of insured loans	93,764	98,848	104,920
Number of loans in default	15,663	14,958	14,831
Percentage of loans in default	16.70%	15.13%	14.14%

Total Primary
Number of insured loans	797,036	808,815	797,531
Number of loans in default	40,445 (1)	38,537 (1)	40,031
Percentage of loans in default	5.07%	4.76%	5.02%
Pool insurance
Number of loans in default	18,096 (2)	15,338 (2)	7,683

(1)	Includes approximately 800 and 551 defaults at September 30, 2006 and June 30, 2006, respectively, where reserves had not been established because no claim payment was anticipated.
(2)	Includes approximately 12,634 and 9,867 defaults at September 30, 2006 and June 30, 2006, respectively, where reserves had not been established because no claim payment was anticipated.

The default and claim cycle in the mortgage insurance business begins with our receipt of a default notice from the insured. Generally, our master policy of insurance requires the insured to notify us of a default within 15 days after the loan has become 60 days past due. The total number of loans in default increased from 56,484 at June 30, 2006 to 65,879 at September 30, 2006. The average loss reserve per default decreased from $10,490 at June 30, 2006 to $9,886 at September 30, 2006. Primary and pool defaults at September 30, 2006 included approximately 800 and 12,634 defaults, respectively, on loans where reserves have not been established because no claim payment was anticipated. At June 30, 2006, primary and pool defaults included approximately 511 and 9,867 defaults, respectively, on loans where no reserve has been established. Excluding those defaults without a related reserve, the average loss reserve per default was $12,418 and $12,863 at September 30, 2006 and June 30, 2006, respectively. The loss reserve as a percentage of risk in force was 1.7% at September 30, 2006, compared to 1.6% at December 31, 2005. The default rate on the primary business was 5.1% at September 30, 2006, 4.8% at June 30, 2006, and 5.0% at September 30, 2005.

The number of non-prime loans in default at September 30, 2006 was 22,839, which represented 56.5% of the total primary loans in default at September 30, 2006, compared to 21,714 non-prime loans in default at June 30, 2006, which represented 56.3% of the total primary loans in default at June 30, 2006 and 22,402 non-prime loans in default at September 30, 2005, which represented 56.0% of the total primary loans in default at September 30, 2005. The non-prime mortgage insurance business experienced a slight increase in the number of defaults at September 30, 2006 compared to September 30, 2005. Although the default rate on this business is higher than on prime business, higher premium rates charged for non-prime business are expected to compensate for the increased level of expected losses associated with this business. The default rate on the Alt-A business increased to 5.3% at September 30, 2006, compared to 4.8% at June 30, 2006. The default rate on the A minus and below loans was 16.7% at September 30, 2006, compared to 15.1% at June 30, 2006. The default rate on the prime business was 3.1% at September 30, 2006, compared to 2.9% at June 30, 2006. The combined default rate on non-prime business increased 83 basis points to 9.9% at September 30, 2006 from 9.1% at June 30, 2006.

	Three Months Ended			Nine Months Ended
(In thousands)	September 30 2006	June 30 2006	September 30 2005	September 30 2006	September 30 2005
Direct claims paid:
Prime	$28,737	$29,722	$24,369	$88,568	$88,141
Alt-A	13,343	15,231	17,498	47,364	59,403
A minus and below	21,885	22,390	21,310	67,666	62,218
Seconds	10,447	10,264	7,883	28,614	26,655

Total	$74,412	$77,607	$71,060	$232,212	$236,417

Average claim paid:
Prime	$25.5	$25.3	$23.6	$25.9	$23.6
Alt-A	30.3	33.7	36.5	34.9	35.9
A minus and below	27.1	26.7	27.6	27.6	26.5
Seconds	26.9	28.4	22.0	26.2	22.5
Total	$26.9	$27.4	$26.9	$27.9	$26.5

Claim activity is not spread evenly throughout the coverage period of a book of business. Relatively few claims on prime business are received during the first two years following issuance of a policy and on non-prime business during the first year. Historically, claim activity on prime loans has reached its highest level in the third through fifth years after the year of policy origination, and on non-prime loans this level is expected to be reached in the second through fourth years. Approximately 68.6% of the primary risk in force and approximately 40.3% of the pool risk in force at September 30, 2006 had not yet reached its highest claim frequency years. Because it is difficult to predict both the timing of originating new business and the cancellation rate of existing business, it is also difficult to predict, at any given time, the percentage of risk in force that will reach its highest claim frequency years on any future date. Direct claims paid for the three and nine months ended September 30, 2006 were $74.4 million and $232.2 million, respectively. Direct claims paid were $71.1 million and $236.4 million, respectively, for the three and nine months ended September 30, 2005. The average claim paid has fluctuated over the past few years mostly due to differing coverage amounts and loan balances. In addition, changes in real estate values may also affect the amount of the average claim paid. Claims paid on second-lien mortgages continue to increase as a result of an increase in the volume of second-lien business written over the past few years on which we have begun paying claims, partially offset by an increase in recoveries. For the majority of risk written on second-lien business during the nine months ended September 30, 2006, we are in a second-loss position.

Since August 29, 2005, the date that Hurricane Katrina first struck and caused extensive property damage to the U.S. Gulf Coast, we have paid approximately $12.5 million in claims on mortgage insurance written in areas damaged by Hurricanes Katrina and Rita (as designated by Freddie Mac, the “designated areas”) as of September 30, 2006, including approximately $9.2 million for claims received after August 29, 2005.

While we experienced an increase in defaults in mortgage insurance in designated areas in the months following the hurricanes, defaults have been steadily decreasing since then—approximately 3,810 defaults as of September 30, 2006, which is down from 4,104 defaults at June 30, 2006 and 6,208 defaults as of December 31, 2005. We remain uncertain as to how many claims we ultimately may have to pay on these defaults. There are many factors that are contributing to the uncertainty surrounding these defaults. The organizations servicing these loans are reporting defaults, in some cases, despite the existence of forbearance agreements that permit homeowners to defer mortgage payments on these loans. In addition, we anticipate, but cannot be certain, that aid (both from private organizations and from federal, state and local governments) and payments from property and casualty insurers will help to reduce the number of potential claims in these areas by providing a direct source of cash to homeowners and also serving as an economic stimulus in these areas. Limitations also exist in our master policy of insurance that could prevent us from paying all or part of a claim. For example, we are permitted to adjust a claim where the property underlying a mortgage in default is subject to unrestored physical damage. The level of damage being reported in the areas where the defaulting loans are located varies significantly from region to region. At this point, we intend to reserve for these mortgage insurance defaults as we would for any other non-hurricane-related delinquencies. We therefore, have not taken a view that these loans will perform better or worse than any other delinquencies. As of September 30, 2006, we had established a related mortgage insurance loss reserve of $34.7 million related to the 3,810 Hurricane Katrina- and Rita-related defaults, including a reserve of $9.8 million for 1,028 defaults associated with heavily-damaged areas.

	Three Months Ended			Nine Months Ended
($ in thousands, unless specified otherwise)	September 30 2006	June 30 2006	September 30 2005	September 30 2006	September 30 2005
States with highest claims paid:
Ohio	$7,396	$7,145	$6,090	$22,324	$19,640
Texas	6,203	7,648	7,386	21,975	24,271
Michigan	6,349	7,837	6,023	21,219	15,978
Georgia	5,875	7,626	5,396	20,634	19,987
Colorado	3,636	4,375	4,360	13,458	15,077

Percentage of total claims paid:
Ohio	9.9%	9.2%	8.6%	9.6%	8.3%
Texas	8.3	9.9	10.4	9.5	10.3
Michigan	8.5	10.1	8.5	9.1	6.8
Georgia	7.9	9.8	7.6	8.9	8.5
Colorado	4.9	5.6	6.1	5.8	6.4

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

	Three Months Ended
	September 30 2006	June 30 2006	September 30 2005
Primary risk in force: (in millions)
Florida	$2,358	$2,402	$2,419
California	2,100	2,242	2,521
Texas	1,620	1,604	1,531
New York	1,330	1,382	1,463
Georgia	1,221	1,224	1,219
Ohio	1,202	1,144	1,036
Illinois	1,138	1,143	1,147
Michigan	966	941	884
Pennsylvania	889	882	832
New Jersey	871	873	870
Total primary risk in force:	$25,605	$25,719	$25,657

Percentage of total primary risk in force:
Florida	9.2%	9.3%	9.4%
California	8.2	8.7	9.8
Texas	6.3	6.2	6.0
New York	5.2	5.4	5.7
Georgia	4.8	4.8	4.8
Ohio	4.7	4.4	4.0
Illinois	4.4	4.4	4.5
Michigan	3.8	3.7	3.4
Pennsylvania	3.5	3.4	3.2
New Jersey	3.4	3.4	3.4

In the mortgage insurance segment, the highest state concentration of primary risk in force at September 30, 2006, was Florida at 9.2%, compared to 9.4% at September 30, 2005. The highest state concentration of primary risk in force at September 30, 2005, was California at 9.8% compared to 8.2% at September 30, 2006. The percentage of risk in California has been falling over the past few years due to the high cancellation rate and the lower percentage of new business written. California accounted for 13.7% of the mortgage insurance segment’s direct primary new insurance written for the nine months ended September 30, 2006 compared to 14.0% for the nine months ended September 30, 2005. The largest single customer of our mortgage insurance segment (including branches and affiliates of such customer), measured by new insurance written, accounted for 9.5% of new insurance written for the nine months ended September 30, 2006 compared to 13.5% for the nine months ended September 30, 2005.

	Three Months Ended			Nine Months Ended
(In thousands, unless specified otherwise)	September 30 2006	June 30 2006	September 30 2005	September 30 2006	September 30 2005
Provision for losses	$119,616	$77,577	$81,551	$268,290	$259,703
Reserve for losses	$651,249	$592,526	$580,964

Reserves for losses by category:
Prime	$187,223	$177,692	$164,626
Alt-A	143,006	134,940	156,937
A minus and below	222,399	207,077	169,135
Pool insurance	33,500	33,149	47,195
Seconds	57,471	30,862	35,093
Other	7,650	8,806	7,978

Total	$651,249	$592,526	$580,964

The following table reconciles our mortgage insurance segment’s beginning and ending reserves for losses and LAE for 2005 and the nine months ended September 30, 2006 (in thousands):

Mortgage Insurance
Balance at January 1, 2005	$559,632

Add total losses and LAE incurred in respect of default notices received	359,116
Deduct total losses and LAE paid in respect of default notices received	322,538

Balance at January 1, 2006	$596,210

Add total losses and LAE incurred in respect of default notices received	268,290
Deduct total losses and LAE paid in respect of default notices received	232,212

Balance at September 30, 2006, net	$632,288
Add Reinsurance recoverables	18,961

Balance at September 30, 2006	$651,249

	Three Months Ended			Nine Months Ended
	September 30 2006	June 30 2006	September 30 2005	September 30 2006	September 30 2005
Captives
Premiums ceded to captives (in millions)	$24.1	$24.2	$22.0	$71.3	$67.6
% of total premiums	11.6%	11.4%	10.8%	11.5%	11.4%
NIW subject to captives (in millions)	$3,160	$3,764	$2,701	$9,700	$7,998
% of primary NIW	38.6%	32.6%	21.3%	29.8%	25.3%
IIF (c) subject to captives	34.2%	32.1%	32.1%
RIF (d) subject to captives	38.9%	36.5%	34.0%
Persistency (twelve months ended)	65.7%	62.8%	57.1%

(c)	Insurance in force.
(d)	Risk in force.

	Three Months Ended				Nine Months Ended
	September 30 2006		September 30 2005		September 30 2006		September 30 2005
Alt-A Information
Primary new insurance written by FICO score ($ in millions)
<=619	$2	0.1%	$24	0.7%	$25	0.2%	$31	0.4%
620-659	133	5.9	596	16.0	1,392	11.5	1,463	17.5
660-679	280	12.4	488	13.1	1,668	13.8	1,106	13.2
680-739	1,160	51.5	1,632	43.9	5,853	48.4	3,688	44.0
>=740	679	30.1	979	26.3	3,159	26.1	2,086	24.9

Total	$2,254	100.0%	$3,719	100.0%	$12,097	100.0%	$8,374	100.0%

Primary risk in force by FICO score ($ in millions)
<=619	$27	0.6%	$50	1.1%
620-659	790	18.2	974	21.6
660-679	701	16.1	783	17.3
680-739	1,931	44.4	1,898	42.0
>=740	900	20.7	813	18.0

Total	$4,349	100.0%	$4,518	100.0%

Primary risk in force by LTV ($ in millions)
95.01% and above	$126	2.9%	$228	5.0%
90.01% to 95.00%	1,272	29.3	1,462	32.4
85.01% to 90.00%	1,840	42.3	1,958	43.3
85.00% and below	1,111	25.5	870	19.3

Total	$4,349	100.0%	$4,518	100.0%

Primary risk in force by policy year ($ in millions)
2002 and prior	$354	8.1%	$608	13.5%
2003	591	13.6	1,034	22.9
2004	841	19.3	1,619	35.8
2005	1,287	29.6	1,257	27.8
2006	1,276	29.4	—	—

Total	$4,349	100.0%	$4,518	100.0%

Results of Operations—Financial Guaranty

Quarter Ended September 30, 2006 Compared to Quarter Ended September 30, 2005

The following table summarizes the results of operations for our financial guaranty segment for the quarters ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended September 30		% Change
	2006	2005	2006 vs. 2005
Net income	$35,124	$53,974	(34.9)%
Net premiums written	48,872	78,118	(37.4)
Net premiums earned	52,712	56,734	(7.1)
Net investment income	24,589	23,069	6.6
Net gains on securities	8	3,849	(99.8)
Change in fair value of derivative instruments	3,919	41,617	(90.6)
Other income	284	287	(1.0)
Provision for losses	1,779	10,890	(83.7)
Policy acquisition costs and other operating expenses	27,119	31,868	(14.9)
Interest expense	3,961	4,282	(7.5)
Provision for income taxes	13,529	24,168	(44.0)

Net Income.    Our financial guaranty segment’s net income for the third quarter of 2006 was $35.1 million, an $18.9 million or 34.9% decrease from $54.0 million for the third quarter of 2005. The decrease for the third quarter of 2006 was mainly due to a reduction in the change in fair value of derivative instruments, partially offset by a decrease in the provision for losses and the provision for income taxes.

Net Premiums Written and Earned.    Our financial guaranty segment’s net premiums written and earned for the third quarter of 2006 were $48.9 million and $52.7 million, respectively, compared to $78.1 million and $56.7 million, respectively, for the third quarter of 2005. Our financial guaranty segment experienced a decrease in premiums written mainly as a result of the run-off of our trade credit reinsurance line of business and lower production in our public finance products due to the decline in new municipal bond issuances. The impact of the trade credit run-off on premiums earned in the third quarter of 2006 was offset somewhat by a large amount of refundings in the public finance reinsurance products, which accelerated some earned premiums. Included in net premiums written and earned for the third quarter of 2006 were $15.5 million and $18.6 million, respectively, of credit enhancement fees on derivative financial guaranty contracts, compared to $13.4 million and $15.3 million, respectively, in the third quarter of 2005.

Net Investment Income.    Net investment income attributable to our financial guaranty segment was $24.6 million for the third quarter of 2006, compared to $23.1 million for the third quarter of 2005. The amount reported in the third quarter of 2006 reflects a slight increase in investment balances and slightly higher yields.

Net Gains on Securities and Change in Fair Value of Derivative Instruments.    Net gains on securities, which includes an allocation from the parent company as well as the financial guaranty segment’s own sales, were not significant in the third quarter of 2006, compared to a net gain of $3.8 million in the third quarter of 2005. Change in the fair value of derivative instruments was a gain of $3.9 million for the third quarter of 2006, compared to a gain of $41.6 million for the third quarter of 2005. The reduction in the change in fair value of derivative instruments for the third quarter of 2006 was mainly a result of modest spread tightening in 2006 compared to significant spread tightening in 2005 related to synthetic collateralized debt obligations and a decrease in the period of time until maturity on existing deals in 2006. During the third quarter of 2006, the financial guaranty segment received $1.1 million of recoveries on previous default payments related to derivative financial guaranty contracts compared to $1.8 million of recoveries received in the third quarter of 2005.

Other Income.    Other income was $0.3 million for the quarters ended September 30, 2006 and 2005.

Provision for Losses.    The provision for losses was $1.8 million for the third quarter of 2006 compared to $10.9 million for the third quarter of 2005. During the third quarter of 2006, we received updated information from the primary insurers on several of our trade credit treaties, which reduced the amount of expected loss on this business. In addition, the provision for losses reported for the third quarter of 2006 reflects lower trade credit reinsurance business which carries a higher loss ratio. The provision for losses represented 3.4% and 19.2% of net premiums earned for the third quarter of 2006 and 2005, respectively. Our financial guaranty segment paid $3.5 million in claims for the third quarter of 2006 and $7.4 million in claims for the third quarter of 2005 related to a single manufactured housing transaction with Conseco Finance Corp. that was fully reserved for in 2003. We expect that losses related to this transaction will be paid out over the next several years.

We closely monitor our financial guaranty obligations and we use an internal classification process to identify and track troubled credits. We classify credits as “intensified surveillance credits” when we determine that continued performance is questionable and, in the absence of a positive change, may result in a claim. At September 30, 2006 and 2005, the financial guaranty segment had the following exposure on credits classified as intensified surveillance credits:

	September 30 2006		September 30 2005
($ in millions)	# of credits	Par Outstanding	# of credits	Par Outstanding
Less than $25	17	$95	21	$86
$25-$100	6	316	6	318
Greater than $100	—	—	1	248

Total	23	$411	28	$652

We establish loss reserves on our non-derivative financial guaranty contracts as discussed in “Critical Accounting Policies—Reserve for Losses.” We have allocated non-specific reserves of $23.5 million on three intensified surveillance credits (representing an aggregate par amount of $88.7 million) at September 30, 2006 including $20.8 million on two credits that were also on our intensified surveillance list at September 30, 2005. We expect that we will suffer losses with respect to these insured obligations approximately equal to the amount reserved of $23.5 million. We have not allocated any non-specific reserves for any of the remaining non-derivative credits classified as intensified surveillance credits at September 30, 2006.

One of the intensified surveillance credits with $25 million or greater in exposure identified at September 30, 2006 was a derivative financial guaranty contract. This credit was also on our intensified surveillance list at September 30, 2005, along with another derivative financial guaranty contract, representing $248 million in exposure, which was terminated in March 2006. In accordance with GAAP, we do not establish loss reserves on our derivative financial guaranty contracts. Instead, gains and losses on derivative financial guaranty contracts are derived from internally generated models that take into account both credit and market spreads and are recorded through our consolidated statements of income. See “Critical Accounting Policies—Derivative Instruments and Hedging Activity” for a discussion of how we account for derivatives under SFAS No. 133. At September 30, 2006, our model indicated that we had a $37 thousand mark-to-market gain on the one derivative financial guaranty contract with $25 million or greater in notional exposure classified as an intensified surveillance credit. This credit, which represents $60.0 million in exposure, expired on November 6, 2006.

Policy Acquisition Costs and Other Operating Expenses.    Policy acquisition costs and other operating expenses were $27.1 million for the third quarter of 2006, compared to $31.9 million for the third quarter of 2005. Included in policy acquisition costs and other operating expenses for the third quarter of 2006 were $2.9 million of origination costs related to derivative financial guaranty contracts, compared to $3.1 million for the third quarter of 2005. The costs to originate derivative financial guaranty contracts, unlike traditional financial guaranty insurance, are expensed immediately rather than deferred.

Other operating expenses were $16.0 million for the third quarter of 2006, compared to $18.7 million for the third quarter of 2005, reflecting a decrease in information technology costs. The expense ratio of 51.4% for the third quarter of 2006 was down from 56.2% for the third quarter of 2005 due to the lower mix of trade credit reinsurance business that has a higher expense ratio as a result of commissions paid to primaries.

Interest Expense.    Interest expense was $4.0 million for the three months ended September 30, 2006, compared to $4.3 million for the three months ended September 30, 2005. Both periods include interest on our long-term debt, including the impact of interest-rate swaps, that was allocated to the financial guaranty segment.

Provision for Income Taxes.    The effective tax rate was 27.8% for the third quarter of 2006, compared to 30.9% for the third quarter of 2005. The lower tax rate for the third quarter of 2006 reflects an increase in the ratio of income generated from tax-advantaged securities compared to income generated from operations.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

The following table summarizes the results of operations for our financial guaranty segment for the nine months ended September 30, 2006 and 2005 (in thousands):

	Nine Months Ended September 30		% Change
	2006	2005	2006 vs. 2005
Net income	$91,032	$112,090	(18.8)%
Net premiums written	186,536	155,668	19.8
Net premiums earned	154,119	159,608	(3.4)
Net investment income	70,627	67,015	5.4
Net gains on securities	8,895	9,449	(5.9)
Change in fair value of derivative instruments	(8,861)	38,569	(77.0)
Other income	618	870	(29.0)
Provision for losses	16,599	26,065	(36.3)
Policy acquisition costs and other operating expenses	82,291	88,196	(6.7)
Interest expense	12,312	10,854	13.4
Provision for income taxes	23,164	37,945	(38.9)

Net Income.    Our financial guaranty segment’s net income for the nine months ended September 30, 2006 was $91.0 million, a $21.1 million or 18.8% decrease from $112.1 million for the nine months ended September 30, 2005. Net income for the nine months ended September 30, 2005 reflects a $4.1 million immediate after-tax reduction as a result of the first quarter 2005 recapture. The decrease for the nine months ended September 30, 2006 was mainly due to a decrease in the change in fair value of derivative instruments, partially offset by a decrease in the provision for losses, policy acquisition costs and other operating expenses and the provision for income taxes.

Net Premiums Written and Earned.    Our financial guaranty segment’s net premiums written and earned for the nine months ended September 30, 2006 were $186.5 million and $154.1 million, respectively, compared to $155.7 million and $159.6 million, respectively, for the nine months ended September 30, 2005. Net premiums written and earned for the nine months ended September 30, 2005 reflect a reduction of $54.7 million and $4.5 million, respectively, related to the 2005 recapture. Included in net premiums written and earned for the nine months ended September 30, 2006 were $44.9 million and $52.9 million, respectively, of credit enhancement fees on derivative financial guaranty contracts, compared to $36.8 million and $42.6 million, respectively, for the nine months ended September 30, 2005. Net premiums written and earned in 2006 were largely impacted by the run-off in the trade credit reinsurance line of business. For the nine months ended September 30, 2006, trade credit reinsurance accounted for 2.3% and 12.5% of financial guaranty’s net premiums written and earned, respectively, down from 18.7% and 25.7%, respectively, of financial guaranty’s net premiums written and earned for the nine months ended September 30, 2005 (13.8% and 25.0%, respectively, excluding the impact of the 2005 recapture).

Net Investment Income.    Net investment income attributable to our financial guaranty segment was $70.6 million for the nine months ended September 30, 2006, compared to $67.0 million for the nine months ended September 30, 2005. The 2006 amount includes an increase in investment balances and higher yields.

Net Gains on Securities and Change in Fair Value of Derivative Instruments.    Net gains on securities were $8.9 million for the nine months ended September 30, 2006, compared to a net gain of $9.4 million for the nine months ended September 30, 2005. The 2006 amount includes an allocation of the gain on the sale of our remaining interest in Primus. The change in the fair value of derivative instruments was a loss of $8.9 million for the nine months ended September 30, 2006, compared to a gain of $38.6 million for the nine months ended September 30, 2005. Included in the change in the fair value of derivative instruments for the nine months ended September 30, 2006, was a $17.2 million charge in connection with the termination of a derivative financial guaranty contract on March 2, 2006. The remaining change in fair value of derivatives instruments for the nine months ended September 30, 2006 was mostly a result of the moderate tightening of spreads related to synthetic collateralized debt obligations in 2006, compared to severe tightening in 2005, and a decrease in duration until maturity on remaining deals. During the nine months ended September 30, 2006, the financial guaranty segment received $3.8 million of net recoveries on previous default payments related to derivative financial guaranty contracts compared to $6.2 million received for the nine months ended September 30, 2005.

Other Income.    Other income was $0.6 million for the nine months ended September 30, 2006, compared to $0.9 million for the nine months ended September 30, 2005. This decrease was mostly due to lower advisory fee income during the period.

Provision for Losses.    The provision for losses was $16.6 million for the nine months ended September 30, 2006, compared to $26.1 million for the nine months ended September 30, 2005. This resulted from lower trade credit reinsurance premiums earned in 2006, which carries a higher loss ratio, as well as reduction in prior years’ reserves on trade credit reinsurance business, now in run-off, based on updated information received from the primary insurers. The amount reported for 2005 reflects a reduction in prior years’ reserves for trade credit reinsurance. The provision for losses represented 10.8% and 16.3% of net premiums earned for the nine months ended September 30, 2006 and 2005, respectively. Our financial guaranty segment paid $12.2 million of claims for the nine months ended September 30, 2006 and $23.4 million of claims for the nine months ended September 30, 2005 related to the Conseco transaction.

Policy Acquisition Costs and Other Operating Expenses.    Policy acquisition costs and other operating expenses were $82.3 million for the nine months ended September 30, 2006, compared to $88.2 million for the nine months ended September 30, 2005. The amount of policy acquisition costs reported for the nine months ended September 30, 2005 reflects an increase of $1.7 million related to the 2005 recapture. Included in policy acquisition costs and other operating expenses for the nine months ended September 30, 2006 were $9.0 million of origination costs related to derivative financial guaranty contracts, compared to $7.2 million for the nine months ended September 30, 2005.

Other operating expenses were $46.1 million for the nine months ended September 30, 2006, compared to $48.5 million for the nine months ended September 30, 2005. This resulted primarily from a decrease in employee costs and information technology costs. The expense ratio of 53.4% for the nine months ended September 30, 2006 was down from 55.3% for the nine months ended September 30, 2005 (52.7% excluding the impact of the 2005 recapture).

Interest Expense.    Interest expense was $12.3 million for the nine months ended September 30, 2006, compared to $10.9 million for the nine months ended September 30, 2005. Both periods include interest on our long-term debt, including the impact of interest-rate swaps, that was allocated to the financial guaranty segment.

Provision for Income Taxes.    The effective tax rate was 20.3% for the nine months ended September 30, 2006, compared to 25.3% for the nine months ended September 30, 2005. The lower tax rate for the nine months ended September 30, 2006 reflects an allocation of the reversal of prior years’ tax exposures that expired June 30, 2006. The lower tax rate also reflects an overall increase in the ratio of income generated from tax-advantaged securities compared to income generated from operations.

The gross par originated by our financial guaranty segment for the periods indicated was as follows (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
Type	2006	2005	2006	2005
Public finance:
General obligation and other tax supported	$1,154	$1,320	$2,901	$2,819
Healthcare and long-term care	782	552	1,752	1,427
Water/sewer/electric gas and investor-owned utilities	384	578	1,221	756
Education	77	289	414	363
Airports/transportation	111	584	379	800
Housing	42	30	92	93
Other municipal	33	24	39	81

Total public finance	2,583	3,377	6,798	6,339

Structured finance:
Collateralized debt obligations	5,086	4,801	16,432	7,772
Asset-backed obligations	308	3	1,307	1,683
Other structured	225	408	555	582

Total structured finance	5,619	5,212	18,294	10,037

Total	$8,202	$8,589	$25,092	$16,376

The net par originated and outstanding was not materially different from the gross par originated and outstanding at September 30, 2006 and 2005 because we do not cede a material amount of business to reinsurers. The gross par originated includes both direct and assumed reinsurance business. The gross par originated information for the assumed reinsurance business is not currently received on a timely basis. Therefore, the gross par originated for this business does not exactly correlate to the premiums written in the periods presented.

The following table shows the breakdown of premiums written and earned by our financial guaranty segment’s various products for each period:

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
	(in thousands)
Net premiums written:
Public finance direct	$11,191	$22,539	$49,598	$51,285
Public finance reinsurance	13,844	23,374	60,539	61,354
Structured direct	19,520	19,872	59,126	52,288
Structured reinsurance	4,414	3,092	12,919	16,355
Trade credit reinsurance	(97)	9,241	4,354	29,128

	48,872	78,118	186,536	210,410
Impact of 2005 recapture	—	—	—	(54,742)

Total net premiums written	$48,872	$78,118	$186,536	$155,668

Net premiums earned:
Public finance direct	$8,388	$7,651	$23,681	$24,667
Public finance reinsurance	12,097	10,058	28,255	25,661
Structured direct	22,829	20,158	67,139	57,258
Structured reinsurance	5,479	4,544	15,762	15,563
Trade credit reinsurance	3,919	14,323	19,282	40,998

	52,712	56,734	154,119	164,147
Impact of 2005 recapture	—	—	—	(4,539)

Total net premiums earned	$52,712	$56,734	$154,119	$159,608

Included in net premiums earned for the third quarter and first nine months of 2006 were refundings of $5.3 million, and $8.6 million, respectively, compared to $4.4 million and $9.5 million, respectively, for the same periods of 2005.

The following schedule depicts the expected amortization of the unearned premiums for the existing financial guaranty portfolio, assuming no advance refundings, as of September 30, 2006. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay financial guaranty obligations. Unearned premium amounts are net of prepaid reinsurance.

($ in millions)	Ending Net Unearned Premiums	Unearned Premium Amortization	Future Installments	Total Premium Earnings
2006	$630.3	$37.4	$8.6	$46.0
2007	558.5	71.8	78.3	150.1
2008	499.4	59.1	62.8	121.9
2009	451.1	48.3	54.1	102.4
2010	409.5	41.6	41.8	83.4

2006 – 2010	409.5	258.2	245.6	503.8
2011 – 2015	239.6	169.9	102.9	272.8
2016 – 2020	121.7	117.9	30.7	148.6
2021 – 2025	48.4	73.3	19.1	92.4
After 2026	—	48.4	25.3	73.7

Total	$—	$667.7	$423.6	$1,091.3

The following table shows the breakdown of claims paid and incurred losses for our financial guaranty segment for the periods indicated:

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2006	2005	2006		2005
Claims Paid:
Trade credit reinsurance	$5,452	$6,550	$13,806		$16,778
Other financial guaranty	472	1,015	7,281		12,932
Conseco Finance Corp.	3,505	7,443	12,250		23,393

	$9,429	$15,008	$33,337		$53,103

Incurred Losses:
Trade credit reinsurance	$(2,173)	$7,120	$5,021		$14,433
Other financial guaranty	3,952	3,770	12,610		11,632
Conseco Finance Corp	—	—	(1,032	)(1)	—

Total	$1,779	$10,890	$16,599		$26,065

(1)	Resulted from favorable loss development.

The following table shows the breakdown of the reserve for losses and loss adjustment expenses for our financial guaranty segment at the end of each period indicated:

(In thousands)	September 30 2006	June 30 2006	September 30 2005
Financial Guaranty:
Case reserves	$47,828	$50,820	$62,426
Allocated non-specific	23,485	20,750	20,750
Unallocated non-specific	61,062	60,934	58,163

Trade Credit and Other:
Case reserves	23,308	26,742	28,133
IBNR (2)	34,006	37,929	42,164

Total	$189,689	$197,175	$211,636

(2)	Incurred but not reported.

The allocated non-specific reserve at September 30, 2006 relates to three credits with a total par outstanding of $88.7 million.

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

Net income attributable to the financial services segment for the third quarter and first nine months of 2006 was $35.5 million and $120.1 million, respectively, compared to $27.3 million and $99.4 million, respectively, for the comparable periods of 2005. Equity in net income of affiliates was $55.9 million for the third quarter of 2006, an increase of $8.8 million or 18.7% compared to $47.1 million for the comparable period of 2005. For the first nine months of 2006, equity in net income of affiliates was $186.2 million, an increase of $23.9 million or 14.7% compared to $162.3 million for the comparable period of 2005. C-BASS accounted for $102.3 million of the total equity in net income of affiliates for the nine months ended September 30, 2006, compared to $80.3 million in the comparable period of 2005. This reflected growth in C-BASS’s servicing income from a significant increase in the size of their serviced portfolio, as well as a favorable spread environment for the issuance of C-BASS’s mortgage-backed securities. The increase in interest rates at the end of the third quarter produced some mark-to-market hedge losses for C-BASS. C-BASS’s results could vary significantly from period to period because a portion of C-BASS’s income is dependent on its ability to sell mortgage-backed securities in the capital markets. These mortgage capital markets can be volatile, subject to changes in interest rates, credit spreads and liquidity. In addition, C-BASS owns many mortgage-backed securities which can be called for redemption, often in low interest rate environments such as have existed recently, which can lead to volatility in its quarterly results, as can C-BASS’s requirement to mark many of their balance sheet components to market. For the three and nine months ended September 30, 2006, Sherman accounted for $29.1 million and $84.7 million, respectively, of equity in net income of affiliates, compared to $26.4 million and $82.0 million for the comparable periods of 2005. Redemptions during the nine months ended September 30, 2006 contributed to the increase in equity in net income of affiliates. In addition, the increase in 2006 equity in net income of affiliates reflects growth in, and strong collections on, Sherman’s portfolio, as well as strong performance by its origination business.

Other

We are seeking to sell or otherwise dispose of the remaining assets and operations of Singer Asset Finance Company L.L.C. (“Singer”), a wholly-owned subsidiary of Enhance Financial Services Group Inc. (“EFSG”), the parent company of Radian Asset Assurance. Singer had been engaged in the purchase, servicing, and securitization of assets, including state lottery awards and structured settlement payments, and currently is operating on a run-off basis. Singer’s run-off operations consist of servicing and/or disposing of Singer’s previously originated assets and servicing its non-consolidated special purpose vehicles. The results of this subsidiary are not material to our financial results. At September 30, 2006, we had approximately $304 million and $284 million of non-consolidated assets and liabilities, respectively, associated with Singer special-purpose vehicles. Our investment in these special-purpose vehicles was $20 million at September 30, 2006. At December 31, 2005 we had $349 million and $328 million of non-consolidated assets and liabilities, respectively, associated with Singer special-purpose vehicles. Our investment in these special purpose vehicles at December 31, 2005 was $21 million.

Off-Balance-Sheet and Related Party Transactions

We guarantee the payment of up to $25.0 million of a revolving credit facility issued to Sherman. On December 22, 2005, the facility was extended until December 21, 2006. There were no amounts outstanding under this facility at September 30, 2006.

We have committed to invest $10 million in a fund sponsored and managed by C-BASS. The fund invests in real estate related securities and had total assets of $343.6 million at September 30, 2006. C-BASS is also a co-investor in the fund. We had invested $7.7 million in the fund at September 30, 2006.

Investments

We are required to group assets in our investment portfolio into one of three categories: held to maturity, available for sale or trading securities. Fixed-maturity securities for which we have the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. Investments classified as available for sale are reported at fair value, with unrealized gains and losses (net of tax) reported as a separate component of stockholders’ equity as accumulated other comprehensive income. Investments classified as trading securities are reported at fair value, with unrealized gains and losses (net of tax) reported as a separate component of income. During the nine months ended September 30, 2006, we began classifying certain new security purchases as trading securities. Similar securities were classified as available for sale for periods prior to the nine months ended September 30, 2006. For securities classified as either available for sale or held to maturity, we conduct a quarterly evaluation of declines in market value of the securities to determine whether the decline is other-than-temporary. This evaluation includes a review of (1) the length of time and extent to which fair value is below amortized cost; (2) issuer financial condition; and (3) our intent and ability to retain our investment over a period of time to allow recovery in fair value.

If fair value is below the cost basis, and it is judged to be other-than-temporary, the cost basis of the individual security is written down to fair value through earnings as a realized loss and the fair value becomes the new basis. During the quarter ended September 30, 2006, we recorded approximately $4.1 million of charges related to declines in fair value of securities (primarily small cap value stocks) considered to be other-than-temporary. There were no such charges in the third quarter of 2005. At September 30, 2006 and 2005, there were no other investments held in the portfolio that were determined to be other-than-temporarily impaired. Realized gains and losses are determined on a specific identification method and are included in income. Other invested assets consist of residential mortgage-backed securities, forward foreign currency contracts and our investment in a fund sponsored by C-BASS which invests in real estate related securities. All other invested assets are carried at fair value.

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

The following table shows the gross unrealized losses and fair value of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2006.

	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government securities	$18,481	$222	$23,166	$411	$41,647	$633
U.S. government-sponsored enterprises	8,516	291	13,270	325	21,786	616
State and municipal obligations	68,177	214	93,515	1,023	161,692	1,237
Corporate bonds and notes	25,360	479	29,540	637	54,900	1,116
Asset-backed securities	59,275	1,091	118,693	3,133	177,968	4,224
Private placements	12,222	146	8,622	600	20,844	746
Foreign governments	43,957	431	21,363	565	65,320	996
Redeemable preferred stock	20,862	2,809	—	—	20,862	2,809
Convertible securities	87,697	4,874	19,232	919	106,929	5,793
Equity securities	91	1	—	—	91	1

Total	$344,638	$10,558	$327,401	$7,613	$672,039	$18,171

U.S. government securities

The unrealized losses of 12 months or greater duration as of September 30, 2006 on our investments in U.S. Treasury obligations were caused by interest rate increases. During the twelve-month period ending September 30, 2006, the Federal Reserve raised the federal funds rates six times for a total of 150 basis points. A majority of the securities remained at an unrealized loss position due to the rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at September 30, 2006.

U.S. government-sponsored enterprises

The unrealized losses of 12 months or greater duration as of September 30, 2006 on our investments in U.S. agency mortgage-backed securities were also caused by interest rate increases. The contractual cash flows of these investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of our investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at September 30, 2006.

State and municipal obligations

The unrealized losses of 12 months or greater duration as of September 30, 2006 on our investments in tax-exempt state and municipal securities were mainly caused by interest rate increases. During the twelve-month period ending September 30, 2006, the tax-exempt municipal bond yield curve changes inversely affected the price movement. We believe that credit quality did not impact security pricing due to the relative high quality of the holdings (i.e., the majority of the securities were either insured, pre-refunded or escrowed to maturity). Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at September 30, 2006.

Corporate bonds and notes

The unrealized losses of 12 months or greater duration as of September 30, 2006 on the majority of the securities in this category were caused by market interest rate increases. A majority of the securities remained at an unrealized loss position due to these rate increases. Unrealized losses for the remaining securities in this category are attributable to changes in business operations, resulting in widened credit spreads. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at September 30, 2006.

Asset-backed securities

The unrealized losses of 12 months or greater duration as of September 30, 2006 on the securities in this category were caused by market interest rate increases. A majority of the securities remained at an unrealized loss position due to the rate increases. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider the investment in these securities to be other-than-temporarily impaired at September 30, 2006.

Private placements

The unrealized losses of 12 months or greater duration as of September 30, 2006 on the majority of the securities in this category were caused by market interest rate increases. A majority of the securities remained at an unrealized loss position due to the rate increases. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider the investment in these securities to be other-than-temporarily impaired at September 30, 2006.

Foreign governments

The unrealized losses of 12 months or greater duration as of September 30, 2006 on the majority of the securities in this category were caused by market interest rate increases. We believe that credit quality did not impact security pricing due to the relative high quality of the holdings (i.e., the majority of the securities were highly-rated governments and government agencies or corporate issues with minimum ratings of single-A). Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at September 30, 2006.

Convertible securities

The unrealized losses of 12 months or greater duration as of September 30, 2006 on the majority of the securities in this category were caused by market interest rate increases. We believe that while interest rate changes contributed to a decline in investment value in almost all cases, credit quality, whether industry or company specific, did not have a significant or irrecoverable impact on security pricing. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider the investment in these securities to be other-than-temporarily impaired at September 30, 2006.

For all investment categories, unrealized losses of less than 12 months in duration are generally attributable to interest rate increases. All securities are evaluated in accordance with our impairment recognition policy covering various time and price decline scenarios. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider the investment in these securities to be other-than-temporarily impaired at September 30, 2006.

The contractual maturity of securities in an unrealized loss position at September 30, 2006 was as follows:

(In millions)	Fair Value	Amortized Cost	Unrealized Loss
2006	$8,722	$8,728	$6
2007 – 2010	165,695	167,807	2,112
2011 – 2015	108,481	111,000	2,519
2016 and later	190,220	196,720	6,500
Asset-backed securities	177,968	182,192	4,224
Redeemable preferred stock	20,862	23,671	2,809
Equity securities	91	92	1

Total	$672,039	$690,210	$18,171

Liquidity and Capital Resources

We act mainly as a holding company for our insurance subsidiaries and do not have any significant operations of our own. Dividends from our subsidiaries, which include amounts received from our affiliates (C-BASS and Sherman), and permitted payments to us under our tax- and expense-sharing arrangements with our subsidiaries, along with income from our investment portfolio are our principal sources of cash to pay stockholder dividends and to meet our obligations. These obligations include our operating expenses, taxes and interest and principal payments on our long-term debt. The payment of dividends and other distributions to us by our insurance subsidiaries are regulated by insurance laws and regulations. In general, dividends in excess of prescribed limits are deemed “extraordinary” and require insurance regulatory approval. In addition, although we have expense-sharing arrangements in place with our principal operating subsidiaries that require those subsidiaries to pay their share of holding company-level expenses, including interest expense on long-term debt, these expense-sharing arrangements may be changed at any time by the applicable state insurance departments. In addition, our insurance subsidiaries’ ability to pay dividends to us, and our ability to pay dividends to our stockholders, is subject to various conditions imposed by the rating agencies for us to maintain our ratings. If the cash we receive from our subsidiaries pursuant to expense- and tax-sharing arrangements is insufficient for us to fund our obligations, we may be required to seek addition capital by incurring additional debt, by issuing additional equity or by selling assets, which we may be unable to do on favorable terms, if at all. The need to raise additional capital or the failure to make timely payments on our obligations could have a material adverse effect on our business, financial condition and operating results.

For the nine months ended September 30, 2006, we received $100 million of dividends from our operating subsidiaries. Our insurance subsidiaries may be limited in the amount that they may pay in dividends to us during the next 12 months without first obtaining insurance department approval. We expect to receive modest dividends from our operating subsidiaries during the remainder of 2006 and throughout 2007 and do not currently expect to seek any extraordinary dividends.

C-BASS paid $35.2 million and $27.0 million in dividends to us during the nine months ended September 30, 2006 and 2005, respectively. C-BASS also paid us a $4.0 million dividend in October 2006. Sherman paid $103.8 million and $110.7 million of dividends to us during the nine months ended September 30, 2006 and 2005, respectively. All dividends from C-BASS and Sherman are initially distributed to our insurance subsidiaries, and therefore are subject to regulatory limitations, as discussed above. Amounts ultimately received by us from C-BASS and Sherman during 2006 and 2005 were used, in part, to fund our stock repurchase programs.

Our insurance subsidiaries are permitted to allocate capital resources within certain insurance department and rating agency guidelines by making direct investments. In March 2006, Radian Guaranty contributed approximately $500 million in capital to Radian Insurance to support the additional risk that has been, and is expected to be, written in that entity, mostly through non-traditional products, such as domestic or international credit default swaps. In February 2006, in order to receive authorization for Radian Europe, Radian Guaranty contributed $53 million in capital to Radian Europe to fund its operations. An additional $5.0 million was contributed to Radian Europe in June 2006 to fund its operations. In addition, Radian Guaranty has agreed to maintain Radian Europe’s capital at or above the amount required by the Financial Service Authority (“FSA”), the regulator of financial services in the United Kingdom. To the extent that Radian Guaranty is prohibited under applicable insurance regulations from performing its capital maintenance obligations, Radian Group Inc. has agreed to maintain Radian Europe’s capital at or above the greater of the amount required by the FSA Regulations and £30 million, up to $300 million.

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

Based on our current intention to pay quarterly common stock dividends of approximately $0.02 per share and assuming that our common stock outstanding remains constant at 80,777,307 shares at September 30, 2006, we would require approximately $1.6 million to pay our quarterly dividends for the remainder of 2006. We will also require approximately $46.9 million annually to pay the debt service on our outstanding long-term debt. We expect to fund dividend and debt service payments with amounts received under our expense-sharing arrangements and dividends from our insurance operating subsidiaries (including dividends from our affiliates), all of which we expect to be sufficient to make such payments for at least the next 12 months.

Our sources of working capital consist mostly of premiums written by our insurance operating subsidiaries and investment income. Working capital is applied mainly to the payment of our insurance operating subsidiaries’ claims, operating expenses and to fund our stock repurchase programs. Cash flows from operating activities for the nine months ended September 30, 2006 were $373.7 million, compared to $383.3 million for the nine months ended September 30, 2005. During the first nine months of 2005, we paid $37.6 million as a result of the 2005 recapture. During the first nine months of 2006, we paid $68.0 million in consideration for the termination of a derivative financial guaranty contract. Positive cash flows are invested pending future payments of claims and other expenses.

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

We have plans to continue investing in information technology and infrastructure upgrades over the next two years at an estimated total cost of $10 million to $15 million, which are intended to benefit all of our domestic and international business units.

Long-Term Liquidity Needs

Our most significant need for liquidity beyond the next twelve months is the repayment of the principal amount of our outstanding long-term debt. We expect to meet our long-term liquidity needs using excess working capital, sales of investments, borrowings under our credit facility or through the private or public issuance of debt or equity securities.

In February 2005, the SEC declared effective our $800 million universal shelf registration statement. On September 7, 2005, we issued under the shelf registration statement $250 million of unsecured senior notes at a price of 99.822% of their principal amount. These notes bear interest at the rate of 5.375% per annum, payable semi-annually on September 15 and December 15, beginning on December 15, 2005. The notes mature on September 15, 2015. We have the option to redeem some or all of the notes at any time with not less than 30 days’ notice at a redemption price equal to the greater of the principal amount of the notes or the sum of the present values of the remaining scheduled payments of principal and interest on the notes to be redeemed. We used a portion of the proceeds from the sale of the notes to redeem at par, on October 1, 2005, all $219.3 million in aggregate principal amount outstanding of our 2.25% Senior Convertible Debentures due 2022. We used the balance of the proceeds for general corporate purposes. We may use the shelf registration statement to offer and sell additional debt securities and various other types of securities to the public. However, we may be unable to issue additional securities under the shelf registration statement or otherwise on favorable terms, if at all.

In February 2003, we issued $250 million of unsecured senior notes. These notes bear interest at the rate of 5.625% per annum, payable semi-annually on February 15 and October 15. These notes mature in February 2013. We have the option to redeem some or all of the notes at any time with not less than 30 days’ notice at a redemption price equal to the greater of the principal amount of the notes or the present values of the remaining scheduled payments of principal and interest on the notes to be redeemed.

In January 2002, we issued $220 million of senior convertible debentures due 2022. On January 3, 2005, we repurchased at the option of certain electing holders $663,000 in principal amount of the debentures. We redeemed the remaining $219.3 million in principal amount outstanding on October 1, 2005.

In May 2001, we issued $250 million of 7.75% debentures due September 1, 2011. Interest on the debentures is payable semi-annually on September 1 and December 1. We have the option to redeem some or all of the debentures at any time with not less than 30 days’ notice at a redemption price equal to the greater of the principal amount of the notes or the sum of the present values of the remaining scheduled payments of principal and interest on the notes to be redeemed.

On December 16, 2004, we replaced a $250 million unsecured revolving credit facility that expired in December 2004 with a $400 million unsecured facility, comprised of a $100 million 364-day facility and a $300 million five-year facility. On December 15, 2005, we amended the facility to extend the expiration date of the 364-day facility from December 15, 2005 to December 14, 2006. The five-year facility expires on December 16, 2009. There were no drawdowns on the expired facility, and we have not drawn down any amounts under the new facility through September 30, 2006. Our ability to borrow under the new facility is subject to compliance with all applicable covenants. The new facility bears interest on any amounts drawn down at a rate dependent on our credit rating at the time of such borrowing. This rate will be calculated according to, at our option, a base rate or a Eurocurrency rate, plus an applicable margin and utilization fee. If necessary, we intend to use this facility for working capital and general corporate purposes.

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

Reconciliation of Net Income to Cash Flows from Operations

The following table reconciles net income to cash flows from operations for the nine months ended September 30, 2006 and 2005 (in thousands):

	September 30 2006	September 30 2005
Net income	$423,802	$418,393
Increase (decrease) in reserves	16,655	(7,338)
Deferred tax provision	95,109	42,994
Cash paid for clawback (1)	—	(37,645)
Increase in unearned premiums	65,601	120,037
Increase in deferred policy acquisition costs	(11,067)	(13,617)
Early termination payments (1)	(68,000)	—
Equity in earnings of affiliates	(186,991)	(161,946)
Distributions from affiliates (1)	138,934	137,661
Gains on sales and change in fair value of derivatives	(29,583)	(70,744)
Increase in prepaid federal income taxes (1)	(175,449)	(79,824)
Other	104,733	35,377

Cash flows from operations	$373,744	$383,348

(1)	Cash item.

Cash flows from operations for the nine months ended September 30, 2006 have decreased slightly from the comparable period of 2005. Cash flows for 2006 were reduced by a $68.0 million payment to terminate a derivative financial guaranty contract, the cash impact of which was more than offset by a higher deferred tax provision that resulted in a significant increase in prepaid federal income taxes. Cash flows for 2005 were reduced by $37.6 million related to the 2005 recapture. We do not expect that net income will greatly exceed cash flows from operations in future periods.

Stock Repurchase Programs

Since September 2002, our board of directors has authorized five separate repurchase programs, including the current program, for the repurchase, in the aggregate, of up to 19.5 million shares of our common stock on the open market. At March 31, 2004, we had repurchased all 2.5 million shares under the initial program (announced September 24, 2002) at a cost of approximately $87.0 million. At March 31, 2005, we had repurchased an additional 5.0 million shares under the second program (announced May 11, 2004 and extended September 8, 2004) at a cost of approximately $235.9 million, and at September 30, 2005, we had repurchased all 5.0 million shares under the third program (announced February 15, 2005) at a cost of approximately $240.0 million. At December 31, 2005, we had repurchased all 3.0 million shares authorized under the fourth repurchase program (announced October 9, 2005) at a cost of approximately $160.0 million. All share repurchases made under these programs were funded from available working capital, and were made from time to time, depending on market conditions, share price and other factors.

On February 8, 2006, we announced that our board of directors had authorized a fifth repurchase program of up to 4.0 million shares of our common stock on the open market. At September 30, 2006, we had repurchased 3.0 million of the 4.0 million shares authorized under this program at a cost of approximately $182.5 million. Subsequent to September 30, 2006, we repurchased approximately 900,000 additional shares at a cost of approximately $48.9 million. Stock purchases under this program are funded from available working capital and are made from time to time, depending on market conditions, stock price and other factors. The board did not set an expiration date for this program.

We also may purchase shares on the open market to meet option exercise obligations and to fund 401(k) matches and purchases under our Employee Stock Purchase Plan and may consider additional stock repurchase programs in the future.

Stockholders’ Equity

Stockholders’ equity was $4.0 billion at September 30, 2006, compared to $3.7 billion at December 31, 2005. The approximate $0.3 billion increase in stockholders’ equity resulted from net income of $423.8 million, proceeds from the issuance of common stock under incentive plans of $35.3 million and an increase in the market value of securities available for sale of $20.5 million, partially offset by dividends paid of $4.9 million and our repurchase of 3.0 million shares of our common stock for approximately $182.5 million.

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

Reserve for Losses

We establish reserves to provide for losses and the estimated costs of settling claims in both the mortgage insurance and financial guaranty segments. Setting loss reserves in both businesses involves significant use of estimates with regard to the likelihood, magnitude and timing of a loss.

In the mortgage insurance segment, reserves for losses generally are not established until we are notified that a borrower has missed two payments. We also establish reserves for associated loss adjustment expenses (“LAE”), consisting of the estimated cost of the claims administration process, including legal and other fees and expenses associated with administering the claims process. SFAS No. 60, “Accounting and Reporting by Insurance Enterprises,” specifically excludes mortgage guaranty insurance from its guidance relating to the reserve for losses. We maintain an extensive database of claim payment history and use models, based on a variety of loan characteristics, including the status of the loan as reported by its servicer, and macroeconomic factors such as regional economic conditions that involve significant variability over time, as well as more static factors such as the estimated foreclosure period in the area where the default exists, to help determine the likelihood that a default will result in a claim (referred to as the “claim rate”), the amount that we will pay if a default becomes a claim (referred to as “claim severity”) and based on these estimates, the appropriate loss reserve at any point in time. With respect to delinquent loans that are in an early stage of delinquency, considerable judgment is exercised as to the adequacy of reserve levels. Adjustments in estimates for delinquent loans in the early stage of delinquency are more volatile in nature than for loans that are in the later stage of delinquency, which generally require a larger reserve. As the delinquency proceeds toward foreclosure, there is more certainty around these estimates as a result of the aged status of the delinquent loan, and adjustments are made to loss reserves to reflect this updated information. If a default cures (historically, a large percentage of defaulted loans have cured before going to claim), the reserve for that loan is removed from the reserve for losses and LAE. This curing process causes an appearance of a reduction in reserves from prior years if the reduction in reserves from cures is greater than the additional reserves for those loans that are nearing foreclosure or have become claims. We also reserve for defaults that we believe to have occurred but that have not been reported to us on a timely basis by lending institutions. All estimates are continually reviewed and adjustments are made as they become necessary. We generally do not establish reserves for loans that are in default if we believe that we will not be liable for the payment of a claim with respect to that default. For example, for those defaults in which we are in a second-loss position, we calculate what the reserve would have been if there had been no deductible. If the existing deductible is greater than the reserve amount for any given default, we do not establish a reserve for the default. Consistent with GAAP and industry accounting practices, we generally do not establish loss reserves for expected future claims on insured mortgages that are not in default or believed to be in default.

In January 2005, we implemented a revised modeling process to assist us in establishing reserves in the mortgage insurance segment. In recent years, with the growth in the Alt-A and non-prime business, we realized that the change in the portfolio mix required us to segment the portfolio and evaluate the reserves required for each differently. The previous model had been designed for a prime product only and needed to be updated with many years of additional data. The revised model differentiates between prime and non-prime products and takes into account the different loss development patterns and borrower behavior that is inherent in these products, whether we are in a first- or second-loss position and whether there are deductibles on the loan. We use actuarial projection methodologies to produce a range of reserves by product and a midpoint for each product based on historical factors such as ultimate claim rates and claim severity. In determining the amount of reserve to be recorded, we begin with the calculated midpoint and then we evaluate other conditions, such as current economic conditions, regional housing conditions and the reliability of historical data for new products, to determine if an adjustment to the midpoint calculated by the model is necessary. The new model did not result in an adjustment to the overall reserve for losses that we recorded, when implemented.

The following table shows the mortgage insurance range of loss and LAE reserves, as determined by our actuaries, and recorded reserves for losses and LAE, as of September 30, 2006 and December 31, 2005:

	As of September 30, 2006			As of December 31, 2005
Loss and LAE Reserves (in millions)	Low	High	Recorded	Low	High	Recorded
Mortgage Insurance Operations	$578,384	$676,127	$651,249	$542,443	$636,610	$596,210

At September 30, 2006 and December 31, 2005, we made a judgment to reserve at a level above the midpoint, given the uncertainty around the ultimate performance of our defaulted non-prime products and the potential overpricing in certain housing markets.

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

Our financial guaranty loss reserve policy requires management to make the following key estimates and judgments:

•	Setting both case reserves and allocated non-specific reserves requires us to exercise judgment in estimating the severity of the claim that is likely to result from an identified reserving event, which may be any amount up to the full amount of the insured obligation. The reliability of this estimate depends on the reliability of the information regarding the likely severity of the claim and the judgments made by management with respect to that information. Even when we are aware of the occurrence of an event that requires the establishment of a reserve, our estimate of the severity of the claim that is likely to result from that event may not be correct.

-	At September 30, 2006, we had case reserves and LAE on financial guaranty policies of $47.8 million. Of this amount, $37.5 million was attributable to a single manufactured housing transaction originated and serviced by Conseco Finance Corp. We have a high degree of certainty that we will suffer losses with respect to this insured obligation equal to the amount reserved, which equals the total amount of the remaining insured obligation. The case and LAE reserves also include $9.5 million attributable to 29 reinsured obligations on which our total par outstanding is $23.7 million. These reserves are established based on amounts conveyed to us by the ceding companies and confirmed by us. We do not have any reasonable expectation that the ultimate losses will deviate materially given the amount reserved. The remaining $0.8 million of case and LAE reserves is attributable to four insured obligations for which we have case and LAE reserves established, partially offset by salvage recoveries on one other insured obligation.

-	At September 30, 2006, three credits were included in our allocated non-specific reserves of $23.5 million. We expect that we will suffer losses with respect to these insured obligations approximately equal to the amount reserved of $23.5 million. These credits have a total par amount of $88.7 million.

•	Our unallocated non-specific reserves are established over time by applying expected default factors to the premiums earned during each reporting period. The expected lifetime losses for each credit are determined by multiplying the expected frequency of losses on that credit by the expected severity of losses on that credit and multiplying this number, the loss factor, by that credit’s outstanding par amount. The expected frequency and severity of losses for each credit is generated from three sources–two that are published by major rating agencies and one that is generated by a proprietary internal model–based on the product class, published rating and term to maturity for each credit. We set the expected lifetime losses for each credit at the approximate midpoint of the range between the highest and lowest expected lifetime loss factors generated by the rating agency and internally generated models. The default rates published by rating agencies tend to be very low because we mostly insure investment-grade obligations that, historically, have a very low probability of default. Although the default rate is low, the amount of losses upon default can be very high because we tend to insure large financial obligations. Because of the low incidence of losses on financial guaranty obligations, it is also very difficult to estimate the timing of losses on our insured obligations for which we have not yet established a case reserve or allocated non-specific reserve. The default factors for the nine months ended September 30, 2006 and the year ended December 31, 2005, approximated 10% of earned premiums on public finance credits and 20% of earned premiums on structured finance credits.

•	Our unallocated non-specific loss reserve at September 30, 2006 was $61.1 million. The range between the unallocated non-specific reserves that would have resulted from applying the highest and lowest default factors generated by any of the three models was approximately $12 million to $87 million, which we believe provides a reasonably likely range of expected losses. None of the product types that we insure accounted for a materially disproportionate share of the variability within that range.

-

At each balance sheet date, we also evaluate both the model-generated default factors and our unallocated non-specific reserves against management’s subjective view of qualitative factors to ensure that the default factors and the unallocated non-specific reserves represent management’s best estimate of the expected losses on our portfolio of credits for which we have not established a case reserve or an allocated non-specific reserve. These qualitative factors include existing economic and business conditions, overall credit quality trends resulting from industry, geographic, economic and political conditions, recent loss experience in particular segments of the portfolio, changes in underwriting policies and procedures and seasoning of the book of business. The macroeconomic factors that we evaluate are outside of our control and are subject to considerable variability. The company-specific factors that we evaluate also require us to make subjective judgments. In addition, a significant change in the size of our portfolio underlying the unallocated non-specific reserves, such as through the expiration of policies or the refunding or recapture of insured exposures, could require an adjustment to the default factors or our level of unallocated non-specific reserves. To date, our evaluation of these qualitative factors has not led us to adjust the default factors or our level of unallocated non-specific reserves. Our estimates of our reserves for losses and LAE for our financial guaranty segment’s other lines of business, mainly trade credit reinsurance, depend upon the receipt of accurate information on claims and loss estimates from ceding companies. In addition, a reserve is included for losses and LAE incurred but not reported (“IBNR”), on trade credit reinsurance. As the business is now in run-off, the receipt of information from ceding companies is likely to be more sporadic and the setting of reserves will be more reliant on management estimates. We use historical loss information and make inquiries to the cedants of known events as a means of validating our loss assumptions.

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

In January and February 2005, we discussed with the SEC staff, both separately and together with other members of the financial guaranty industry, the differences in loss reserve practices followed by different financial guaranty industry participants. On September 8, 2005, the FASB added a project to its agenda to consider the accounting by insurers for financial guaranty insurance. The FASB will consider several aspects of the insurance accounting model, including claims liability recognition, premium recognition and the related amortization of deferred policy acquisition costs. In addition, we also understand that the FASB may expand the scope of this project to include income recognition and loss reserving methodology in the mortgage insurance industry. Proposed guidance from the FASB regarding accounting for financial guaranty insurance is expected to be issued in 2006. Final guidance from the FASB regarding accounting for financial guaranty insurance is expected to be issued in 2007. When and if the FASB or the SEC reaches a conclusion on these issues, we and the rest of the financial guaranty and mortgage insurance industries may be required to change some aspects of our accounting policies. If the FASB or the SEC were to determine that we should account for our financial guaranty contracts differently, for example by requiring them to be treated solely as one or the other of short-duration or long-duration contracts under SFAS No. 60, this determination could impact our accounting for loss reserves, premium revenue and deferred acquisition costs, all of which are covered by SFAS No. 60. Management is unable to estimate what impact, if any, the ultimate resolution of this issue will have on our financial condition or operating results.

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

The gains and losses on direct derivative financial guaranty contracts are derived from internally generated models. The gains and losses on assumed derivative financial guaranty contracts are provided by the primary insurance companies. With respect to our direct derivative financial guaranty contracts, estimated fair value amounts are determined by us using market information to the extent available, and appropriate valuation methodologies. For collateralized debt obligations (“CDOs”), credit spreads on individual names in our collateral pool are used to determine an equivalent risk tranche on an industry standard credit default swap index. We then estimate the price of our equivalent risk tranche based on observable market prices of standard risk tranches on the industry standard credit default swap index. When credit spreads on individual names are not available, the average credit spread on the credit rating of the name is used. For certain structured transactions, dealer quotes on similar structured transactions are used. For certain structured transactions where market data is not available, no gains or losses are recorded. Significant differences may exist with respect to the available market information and assumptions used to determine gains and losses on derivative financial guaranty contracts. Considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates are not necessarily indicative of amounts we could realize in a current market exchange due to the lack of a liquid market. The use of different market assumptions and/or estimation methodologies may have a significant effect on the estimated fair value amounts.

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

A summary of our derivative information, as of and for the periods indicated, is as follows:

Balance Sheets (In millions)	September 30 2006	December 31 2005	September 30 2005
Trading Securities
Cost	$65.5	$68.1	$66.1
Fair value	90.9	89.4	90.0

Derivative financial guaranty contracts
Notional value	$46,700.0	$30,208.0	$19,550
Gross unrealized gains	$114.8	$98.3	$85.3
Gross unrealized losses	36.3	72.1	24.3

Net unrealized gains	$78.5	$26.2	$61.0

The components of the change in fair value of derivative instruments are as follows:

Statements of Income (In millions)	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Trading Securities	$(3.8)	$11.4	$4.9	$2.4
Gain on termination of Treasury rate lock	—	—	—	1.0
Derivative financial guaranty contracts	4.5	41.9	(11.9)	41.9

Net (losses) gains	$0.7	$53.3	$(7.0)	$45.3

The following table presents information at September 30, 2006 and December 31, 2005 related to net unrealized gains on derivative financial guaranty contracts (included in other assets on our condensed consolidated balance sheets).

	September 30 2006	December 31 2005
	(In millions)
Balance at January 1	$26.2	$25.3
Net unrealized gains recorded	(11.9)	8.4
Defaults
Recoveries	(3.9)	(7.6)
Payments	0.1	0.1
Early termination payments	68.0	—

Balance at end of period	$78.5	$26.2

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

We record premiums and origination costs related to credit default swaps and certain other derivative contracts in premiums written and policy acquisition costs, respectively, on our condensed consolidated statements of income. Our classification of these contracts is the same whether we are a direct insurer or we assume these contracts.

In accordance with our risk management policies, we may enter into derivatives to hedge the interest rate risk related to our long-term debt. As of September 30, 2006, we were a party to two interest rate swap contracts relating to our 5.625% unsecured senior notes due 2013. These interest rate swaps are designed as fair value hedges that hedge the change in fair value of our long-term debt arising from interest rate increases. During 2006 and 2005, the fair value hedges were 100% effective. Therefore, the change in the fair value of the derivative instruments in our condensed consolidated statements of income was offset by the change in the fair value of the hedged debt. These interest-rate swap contracts mature in February 2013.

Terms of the interest rate swap contracts at September 30, 2006 were as follows (dollars in thousands):

Notional amount	$250,000
Rate received—Fixed	5.625%
Rate paid—Floating (a)	6.057%
Maturity date	February 15, 2013
Unrealized loss	$4,839

(a)	The September 30, 2006 nine-month LIBOR forward rate at the next swap payment date plus 87.4 basis points.

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

Recent Accounting Pronouncements

In April 2006, the FASB issued FSP No. FIN 46(R)-6 “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R),” which addresses how a reporting enterprise should determine the variability to be considered in applying FASB Interpretation No. 46(R) (“FIN 46R”). The variability that is considered in applying FIN 46R affects the determination of (i) whether the entity is a variable interest entity, (ii) which interests are variable interests in the entity and (iii) which party, if any, is the primary beneficiary of the variable interest entity. That variability will affect any calculation of expected losses and expected residual returns, if such a calculation is necessary. FSP No. FIN 46(R)-6 became effective July 1, 2006. The adoption of this FSP did not have a material impact on our condensed consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of FIN 48 is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period this Interpretation is adopted. The cumulative effect of applying the provisions of FIN 48 shall be reported as an adjustment to the opening balance of retained earnings. Management is continuing to evaluate the estimated impact of applying FIN 48.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 (i) defines fair value, (ii) establishes a framework for measuring fair value in GAAP and, expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for all financial statements issued for fiscal years beginning after November 15, 2007. Management is currently considering the impact that may result from the adoption of SFAS No. 157.

In September 2006, the FASB issued Statement No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). SFAS No. 158 requires us to recognize the funded status of a benefit plan—measured as the difference between plan assets at fair value (with limited exceptions) and the benefit obligation—in its statement of financial position. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation. SFAS No. 158 also requires us to recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. Amounts recognized in accumulated other comprehensive income, including the gains or losses, prior service costs or credits, and the transition asset or obligation remaining, are adjusted as they are subsequently recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of those statements. In addition, SFAS No. 158 requires us to measure defined benefit plan assets and obligations as of the date of our fiscal year-end statement of financial position (with limited exceptions), and to disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. Employers with publicly traded equity securities are required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Management is currently considering the impact that will result from the adoption of SFAS No. 158.

In September of 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin (“SAB”) No. 108. This release expresses the staff’s views regarding the process of quantifying financial statement misstatements and addresses diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. Management has reviewed the SAB in connection with our condensed consolidated financial statements for the current and prior periods, and has determined that its adoption will not have an impact on any of these financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk represents the potential for loss due to adverse changes in the value of financial instruments as a result of changes in market conditions. Examples of market risk include changes in interest rates, foreign currency exchange rates, credit spreads and equity prices. We perform, on an annual basis, a sensitivity analysis to determine the effects of market risk exposures on our financial instruments, including in particular, investment securities and certain financial guaranty insurance contracts. This analysis is performed by expressing the potential loss in future earnings, fair values or cash flows of market risk sensitive instruments resulting from one or more selected hypothetical changes in interest rates, foreign currency exchange rates, credit spreads and equity prices. Our sensitivity analysis is sometimes referred to as a parallel shift in yield curve with all other factors remaining constant. In addition, on a quarterly basis, we review changes in interest rates, foreign currency exchange rates, credit spreads and equity prices to determine whether there has been a material change in our market risk since that presented in connection with our annual sensitivity analysis. For the nine months ended September 30, 2006, there were no material changes in our market risk.

Interest Rate Risk

The primary market risk in our investment portfolio is interest rate risk, namely the fair value sensitivity of a fixed-income security to changes in interest rates. We manage our investment portfolio to minimize exposure to interest rates through active portfolio management and intensive monitoring of investments to ensure a proper mix of the types of securities held and to stagger the maturities of fixed-income securities. We estimate the changes in fair value of our fixed-income securities by projecting an instantaneous increase and decrease in interest rates. The carrying value of our total investment portfolio at September 30, 2006 and December 31, 2005, was $5.7 billion and $5.5 billion, of which 87.0% and 86.0%, respectively, was invested in fixed maturities. Our analysts estimate the payout pattern of the mortgage insurance loss reserves to determine their duration, which is measured by the weighted average payments expressed in years. At September 30, 2006, the average duration of the fixed-income portfolio was 5.76 years.

In April 2004, we entered into interest-rate swaps that, in effect, converted a portion of our fixed-rate long-term debt to a variable rate based on a spread over the six-month LIBOR for the remaining term of the debt. See Note 2 to our condensed consolidated financial statements.

The market value and cost of our long-term debt at September 30, 2006 were $764.6 million and $747.7 million, respectively.

Foreign Exchange Rate Risk

One means of assessing exposure to changes in foreign currency exchange rates on market sensitive instruments is to model effects on reported earnings using a sensitivity analysis. We analyze our currency exposure annually by identifying our investment portfolio denominated in currencies other than the U.S. dollar. There have been no material changes in our foreign exchange rate risk during the nine months ended September 30, 2006.

Equity Market Price

Exposure to changes in equity market prices can be estimated by assessing the potential changes in market values on our equity investments resulting from a hypothetical broad-based decline in equity market prices of 10%. At September 30, 2006, the market value and cost of our equity securities were $281.1 million and $216.6 million, respectively. There have been no material changes in our equity market price risk during the nine months ended September 30, 2006.

Credit Derivative Risk

We enter into credit default swaps, which include certain derivative financial guaranty contracts written through our mortgage insurance and financial guaranty segments. Gains and losses on our credit default swaps are derived from market pricing when available; otherwise, we use internally generated pricing models. Both methods take into account credit and market spreads and are recorded on our condensed consolidated financial statements. See “Critical Accounting Policies—Derivative Instruments and Hedging Activity” for a discussion of how we account for derivatives under SFAS No. 133.

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

There have been no material changes in the risks affecting us or our subsidiaries as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 other than those previously reported in our Quarterly Report on Form 10-Q for the three months ended June 30, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c) The following table provides information about repurchases by us (and our affiliated purchasers) during the quarter ended September 30, 2006 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
7/01/2006 to 7/31/2006	—	$—	—	2,000,000
8/01/2006 to 8/31/2006	525,000	61.35	525,000	1,475,000
9/01/2006 to 9/30/2006	475,000	59.83	475,000	1,000,000

Total	1,000,000	$60.63	1,000,000

(1)	On February 8, 2006, we announced that our board of directors had authorized the repurchase of up to 4.0 million shares of our common stock on the open market under a new repurchase plan. Share purchases under this program are funded from available working capital and are made from time to time depending on market conditions, stock price and other factors. The board did not set an expiration date for this plan.
(2)	Amounts shown in this column reflect the number of shares remaining under the 4.0 million share stock repurchase program referenced in Note 1 above. Subsequent to September 30, 2006, we repurchased approximately 900,000 additional shares at a cost of approximately $48.9 million.

Item 5.	Other Information.

On August 8, 2006, upon the recommendation of the Compensation and Human Resources Committee of our board of directors, our board approved changes to the stock ownership guidelines for certain executive positions. Accordingly, by the later of February 8, 2010 or five years after their respective effective dates of employment, the following executive officers must maintain ownership of Radian common stock with a market value equal to the following:

•	Radian’s Chief Financial Officer (previously required to hold two times salary) and each president of a principal operating subsidiary (previously required to hold five times salary) now must maintain ownership of Radian common stock with a market value equal to four times salary.

•	Radian’s Chief Risk Officer and the Head of Human Resources (each of whom was not previously required to hold Radian common stock) now must maintain ownership of Radian common stock with a market value equal to three times salary and two times salary, respectively.

No changes were made to the ownership requirements for the Chief Executive Officer (10 times salary), the President (five times salary) or the General Counsel (two times salary).

Item 6.	Exhibits.

Exhibit No.	Exhibit Name
*+10.1	Certain Compensation Arrangements with Directors for 2006 (Effective September 1, 2006)

*11	Statement re: Computation of Per Share Earnings

*31	Rule 13a – 14(a) Certifications

*32	Section 1350 Certifications

*	Filed herewith.
+	Management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Radian Group Inc.

Date: November 6, 2006	/S/ C. ROBERT QUINT
C. Robert Quint
Executive Vice President and Chief Financial Officer

/S/ JOHN J. CALAMARI
John J. Calamari
Senior Vice President and Corporate Controller

EXHIBIT INDEX

Exhibit No.	Exhibit Name
*+10.1	Certain Compensation Arrangements with Directors for 2006 (Effective September 1, 2006)

*11	Statement re: Computation of Per Share Earnings

*31	Rule 13a – 14(a) Certifications

*32	Section 1350 Certifications

*	Filed herewith.
+	Management contract, compensatory plan or arrangement.