Form 10-K
period 2006-12-31
RADIAN GROUP INC
filed 2007-03-01
CIK 890926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $5,040,251,427 based on the closing sale price as reported on the New York Stock Exchange. Excluded from this amount is the value of all shares beneficially owned by executive officers and directors of the registrant. These exclusions should not be deemed to constitute a representation or acknowledgement that any such individual is, in fact, an affiliate of the registrant or that there are not other persons or entities who may be deemed to be affiliates of the registrant.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 79,934,586 shares of common stock, $.001 par value per share, outstanding on February 26, 2007.

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

Document	Form 10-K Reference
Definitive Proxy Statement for the Registrant’s 2007 Annual Meeting of Stockholders	Part III (Items 10 through 14)

Forward Looking Statements — Safe Harbor Provisions

All statements in this report that address events, developments or results that we expect or anticipate may occur in the future are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the U.S. Private Securities Litigation Reform Act of 1995. In most cases, forward-looking statements may be identified by words such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “goal,” “contemplate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue” or the negative or other variations on these words and other similar expressions. These statements are made on the basis of management’s current views and assumptions with respect to future events. Any forward looking statement is not a guarantee of future performance and actual results could differ materially from those contained in the forward looking information. The forward-looking statements, as well as our prospects as a whole, are subject to risks and uncertainties, including the following:

•

changes in general financial and political conditions, such as extended national or regional economic recessions, changes in housing demand or mortgage originations, changes in housing values, population trends and changes in household formation patterns, changes in unemployment rates, changes or volatility in interest rates or consumer confidence, changes in credit spreads, changes in the way investors perceive the strength of private mortgage insurers or financial guaranty providers, investor concern over the credit quality and specific risks faced by the particular businesses, municipalities or pools of assets covered by our insurance;

•	economic changes or catastrophic events in geographic regions (both domestic and international) where our mortgage insurance or financial guaranty insurance in force is more concentrated;

•	the loss of a customer for whom we write a significant amount of mortgage insurance or financial guaranty insurance or the influence of large customers;

•

the aging of our mortgage insurance portfolio, which could cause losses to increase, and changes in severity or frequency of losses associated with certain of our products that are riskier than traditional mortgage insurance or financial guaranty insurance policies;

•

changes in persistency rates of our mortgage insurance policies caused by changes in refinancing activity, appreciating or depreciating home values and changes in the mortgage insurance cancellation requirements of mortgage lenders and investors;

•

downgrades or threatened downgrades of, or other ratings actions with respect to, our credit ratings or the insurance financial strength ratings assigned by the major rating agencies to any of our rated insurance subsidiaries at any time, which actions have occurred in the past;

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

•	changes in the charters or business practices of Federal National Mortgage Association and Federal Home Loan Mortgage Corp., the largest purchasers of mortgage loans that we insure;

•

heightened competition for financial guaranty business from other financial guaranty insurers, from other forms of credit enhancement such as letters of credit, guaranties and credit default swaps provided by foreign and domestic banks and other financial institutions and from alternative structures that permit insurers to securitize assets more cost-effectively without the need for the types of credit enhancement we offer;

•

the application of existing federal or state consumer, lending, insurance and other applicable laws and regulations, or changes in these laws and regulations or the way they are interpreted; including, without limitation: (i) the possibility of private lawsuits or investigations by state insurance departments and state attorneys general alleging that services offered by the mortgage insurance industry, such as captive reinsurance, pool insurance and contract underwriting, are violative of the Real Estate Settlement Procedures Act and/or similar state regulations (particularly in light of public reports that some state insurance departments are investigating captive reinsurance arrangements used in the mortgage insurance industry), or (ii) legislative and regulatory changes affecting demand for private mortgage insurance or financial guaranty insurance;

•

the possibility that we may fail to estimate accurately the likelihood, magnitude and timing of losses in connection with establishing loss reserves for our mortgage insurance or financial guaranty businesses or to estimate accurately the fair value amounts of derivative financial guaranty contracts in determining gains and losses on these contracts;

•

changes in accounting guidance from the Securities and Exchange Commission or the Financial Accounting Standards Board (in particular changes regarding income recognition and the treatment of loss reserves in both the mortgage insurance and financial guaranty industries);

•

our ability to profitably grow our insurance businesses in international markets, which depends on a number of factors such as foreign governments’ monetary policies and regulatory requirements, foreign currency exchange rate fluctuations, and our ability to develop and market products appropriate to foreign markets;

•	legal and other limitations on the amount of dividends we may receive from our subsidiaries;

•	vulnerability to the performance of our strategic investments;

•	changes in the availability of affordable or adequate reinsurance for our non-prime risk; and

•

risk and uncertainties associated with our proposed merger with MGIC Investment Corporation (“MGIC”), including, without limitation: the ability to complete the transaction on the proposed terms and schedule; the risk that the two companies and their businesses will not be integrated successfully; customer attrition and disruption from the transaction making it more difficult to maintain relationships with customers, employees or other business relationships; the risk that the cost savings and any other synergies from the transaction may not be fully realized or may take longer to realize than expected; the risk that potential sales of assets in connection with the merger may negatively impact the financial performance of the combined company; and the possibility that the merger may not be completed, whether due to the failure to receive the requisite stockholder or regulatory approvals or otherwise, which may have an adverse effect on our customers, employees and other business relationships, and may have a materially adverse impact on our financial results and prospects.

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

I.    General

We are a global credit enhancement company. Our strategic objective is to prudently grow our core mortgage credit enhancement business while providing value to our clients in the acquisition, management and distribution of credit risk, both in domestic and international markets. We develop and deliver innovative financial solutions by applying our credit risk expertise and structured finance capabilities to the credit enhancement needs of the capital markets worldwide.

Based on this foundation of credit risk evaluation and expertise, we offer products and services through three business segments—mortgage insurance, financial guaranty and financial services:

•

Our mortgage insurance business provides credit protection for mortgage lenders and other financial services companies on residential mortgage assets through traditional mortgage insurance as well as other mortgage-backed structured products.

•	Our financial guaranty business insures and reinsures credit-based risks and provides synthetic credit protection on various asset classes through credit default swaps.

•

Our financial services business consists mainly of our ownership interests in Credit-Based Asset Servicing and Securitization LLC (“C-BASS”)—a mortgage investment and servicing firm specializing in credit-sensitive, residential mortgage assets and residential mortgage-backed securities—and in Sherman Financial Services Group LLC (“Sherman”)—a consumer asset and servicing firm specializing in credit card and bankruptcy-plan consumer assets.

The following shows the contribution to net income and equity created by our three business segments in 2006:

	Net Income	Equity
Mortgage Insurance	49%	55%
Financial Guaranty	23%	34%
Financial Services	28%	11%

A summary of financial information for each of our business segments and a discussion of net premiums earned attributable to our domestic and international operations for each of the last three fiscal years is included in “Segment Reporting” in Note 2 of Notes to Consolidated Financial Statements.

Background.    We began conducting business as CMAC Investment Corporation, a Delaware corporation, following our spin-off from Commonwealth Land Title Insurance Company through an initial public offering on November 6, 1992. On June 9, 1999, we merged with Amerin Corporation and were renamed Radian Group Inc. On February 28, 2001, we entered the financial guaranty insurance business through our acquisition of Enhance Financial Services Group Inc. (“EFSG”), a New York-based insurance holding company. Our principal executive offices are located at 1601 Market Street, Philadelphia, Pennsylvania 19103, and our telephone number is (215) 231-1000.

Proposed Merger with MGIC Investment Corporation (“MGIC”).    On February 6, 2007, we and MGIC entered into an Agreement and Plan of Merger pursuant to which we agreed, subject to the terms and conditions of the merger agreement, to merge with and into MGIC, with the combined company to be renamed MGIC Radian Financial Group Inc.

Subject to the terms and conditions of the merger agreement, which has been unanimously approved by the boards of directors of both companies, upon the completion of the merger, each share of Radian common stock will be converted into 0.9658 shares of MGIC common stock, with cash to be paid in lieu of fractional shares of MGIC common stock. Radian stock options and other equity awards will automatically convert upon completion of the merger into stock options and equity awards with respect to MGIC common stock, subject to adjustment to reflect the exchange ratio.

Completion of the merger, which is expected to occur in the fourth quarter of 2007, is subject to various conditions, including (1) receipt of approvals of the holders of Radian and MGIC common stock, (2) receipt of regulatory approvals, (3) the absence of any law or order prohibiting the closing, and (4) effectiveness of the Form S-4 registration statement relating to the MGIC common stock to be issued in the merger and listing of the MGIC common stock to be issued in the merger on the New York Stock Exchange.

The merger agreement contains certain termination rights for both us and MGIC. Under certain circumstances, including those relating to competing business combination proposals, termination of the merger agreement may result in a party paying a termination fee of $185 million.

Additional Information.    We maintain a website with the address www.radian.biz. We are not including or incorporating by reference the information contained on our website into this report. We make available on our website, free of charge and as soon as reasonably practicable after we file with, or furnish to, the Securities and Exchange Commission (“SEC”), copies of our most recently filed Annual Report on Form 10-K, all Quarterly Reports on Form 10-Q and all Current Reports on Form 8-K, including all amendments to those reports. In addition, copies of our guidelines of corporate governance, code of business conduct and ethics (which includes the code of ethics applicable to our chief executive officer, principal financial officer and principal accounting officer) and the governing charters for each committee of our board of directors are available free of charge on our website, as well as in print to any stockholder upon request.

A.    Mortgage Insurance Business (General)

Our mortgage insurance business provides credit-related insurance coverage, principally through private mortgage insurance, and risk management services to mortgage lending institutions located throughout the United States and select countries outside the United States. We provide these products and services through our wholly-owned subsidiaries, Radian Guaranty Inc. (“Radian Guaranty”), Radian Insurance Inc. (“Radian Insurance”), Amerin Guaranty Corporation (“Amerin Guaranty”) and our foreign mortgage insurance subsidiaries, Radian Europe Limited (“Radian Europe”), and Radian Australia Limited (“Radian Australia”).

Private mortgage insurance protects mortgage lenders from all or a portion of default-related losses on residential mortgage loans made mostly to home buyers who make down payments of less than 20% of the home’s purchase price. Private mortgage insurance also facilitates the sale of these mortgage loans in the secondary mortgage market, most of which are sold to the Federal Home Loan Mortgage Corp. (“Freddie Mac”) and the Federal National Mortgage Association (“Fannie Mae”). We sometimes refer to Freddie Mac and Fannie Mae collectively as “Government Sponsored Enterprises” or “GSEs.”

Our mortgage insurance business, through Radian Guaranty, offers private mortgage insurance coverage on residential first-lien mortgages. We use Radian Insurance to provide credit enhancement for mortgage-related capital market transactions and to write credit insurance on mortgage-related assets that monoline mortgage guaranty insurers such as Radian Guaranty are not permitted to insure, including net interest margin securities (“NIMs”), international insurance transactions, second-lien mortgages and credit default swaps (collectively, we refer to the risk associated with these transactions as “other risk in force”). We also insure second-lien mortgages through Amerin Guaranty. At December 31, 2006, other risk in force was 26.7% of our total mortgage insurance risk in force. We expect to use Radian Europe and, when licensed, Radian Australia, to offer a variety of mortgage credit risk solutions, including traditional mortgage insurance, financial guaranty and other structured transactions involving residential mortgage assets.

Premiums written and earned by our mortgage insurance business for the periods indicated were as follows:

	Year Ended December 31
	2006	2005	2004
	(In thousands)
Net premiums written:
Primary and Pool Insurance	$723,213	$752,194	$751,604
Seconds	57,935	56,092	62,480
NIMs	34,215	40,318	48,421
International	23,861	25,612	3,546
Domestic credit default swaps	9,778	3,132	—
Financial guaranty wrap	109	284	—

Net premiums written	$849,111	$877,632	$866,051

Net premiums earned:
Primary and Pool Insurance	$715,136	$712,538	$688,875
Seconds	52,588	50,043	64,777
NIMs	28,251	39,877	59,555
International	10,644	3,338	1,346
Domestic credit default swaps	5,287	817	—
Financial guaranty wrap	109	284	—

Net premiums earned	$812,015	$806,897	$814,553

1.    Traditional Types of Coverage (General—Mortgage Insurance)

Primary Mortgage Insurance.    Primary mortgage insurance provides mortgage default protection on prime and non-prime mortgages at a specified coverage percentage. When there is a claim, the coverage percentage is applied to the claim amount—which consists of the unpaid loan principal, plus past due interest and certain expenses associated with the default—to determine our maximum liability. We provide primary mortgage insurance on both a flow basis (which is loan by loan) and a structured basis (in which we insure a group of individual loans). Some of this business is written in a second-loss position where we are not required to pay until a certain amount of losses have already been recognized. See “Types of Transactions” below. In 2006, we wrote $40.1 billion of primary mortgage insurance, of which 63.2% was originated on a flow basis and 36.8% was originated on a structured basis, compared to $42.6 billion of primary mortgage insurance written in 2005 of which 60.1% was originated on a flow basis and 39.9% was originated on a structured basis. Primary insurance on first-lien mortgages made up 89% of our total first-lien mortgage insurance risk in force at December 31, 2006.

Pool Insurance.    We offer pool insurance on a selective basis. Generally, pool insured mortgages are similar to primary insured mortgages. Pool insurance differs from primary insurance in that our maximum liability is not limited to a specific coverage percentage on each individual mortgage. Instead, an aggregate exposure limit, or “stop loss,” generally between 1% and 10%, is applied to the initial aggregate loan balance on a group or “pool” of mortgages. In addition to a stop loss, many pool policies are “second to pay” or “second-loss” meaning that the insured must incur losses on the pool above a specified amount or deductible before any claim payments under the policy will be made. The deductible and stop loss features are effective in limiting our exposure on a specified pool.

Premium rates for our pool insurance business are generally lower than primary mortgage insurance rates due to the aggregate stop loss. Because of the generally lower premium rates, lack of exposure limits on individual loans, and the greater concentration of risk in force associated with much of our pool insurance, the rating agency capital requirements for this product are generally more restrictive than for primary insurance. In

2006, we wrote $359 million of pool insurance risk, compared to $569 million of pool insurance risk written in 2005. Pool insurance on first-lien mortgages made up 11% of our total first-lien mortgage insurance risk in force at December 31, 2006.

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

Modified Pool Insurance.    We also write modified pool insurance, which differs from standard pool insurance in that it includes a stop loss feature for the entire pool as well as an exposure limit on each individual loan.

2.    Non-Traditional Forms of Credit Enhancement (General—Mortgage Insurance)

Second-Lien Mortgages.    In addition to insuring first-lien mortgages, to a lesser extent, we also provide primary or modified pool insurance on second-lien mortgages. Beginning in 2004, we began focusing our participation in these transactions to situations (1) where there is a loss deductible or other first-loss protection that precedes our loss exposure or (2) where a lender otherwise is required to share in a significant portion of any losses. We wrote $280 million of second-lien mortgage insurance risk in 2006. Most of this represents business in which we are in a second-loss or shared-loss position. At December 31, 2006, we had $592 million of risk in force on second-lien mortgages in a first-loss position and $610 million of risk in force where we are in a second-or shared-loss position, compared to $591 million of risk in force in a first-loss position and $638 million of risk in force in a second- or shared-loss position at December 31, 2005.

Credit Enhancement on Net Interest Margin Securities.    We provide credit enhancement on NIMs. A NIM represents the securitization of some of the excess cash flow from a mortgage-backed security. The majority of this excess cash flow consists of the spread between the interest rate on the mortgage-backed security and the interest rate on the underlying mortgages. Historically, issuers of mortgage-backed securities would have earned this excess interest over time as mortgages age, but recent market efficiencies have enabled these issuers to sell a portion of their residual interests to investors in the form of NIM bonds. We provide credit enhancement on these bonds. In 2006, we wrote $502 million of insurance risk on NIMs compared to $99 million in 2005. At December 31, 2006, we had $592 million of risk in force on NIMs, compared to $261 million at December 31, 2005. These transactions are typically rated BBB and are all rated between A- and BB by Standard and Poor’s Insurance Rating Service (“S&P”) and Fitch Ratings Service (“Fitch”).

Domestic Credit Default Swaps.    In our mortgage insurance business, we sell protection on residential mortgage-backed securities through credit default swaps. A credit default swap is an agreement to pay our counterparty should an underlying security or the issuer of such security suffer a specified credit event, such as nonpayment, downgrade or a reduction of the principal of the security as a result of defaults in the underlying collateral. A credit default swap operates much like a financial guaranty insurance policy in that our obligation to pay is absolute. Unlike with most of our mortgage insurance and financial guaranty products, however, our ability to engage in loss mitigation is generally limited. Further, in a credit default swap structure, there is no requirement that our counterparty hold the security for which credit protection is provided. This has the effect of greatly increasing the volume and liquidity in the market. In 2006, our mortgage insurance business wrote $32 million in notional value of credit protection on residential mortgage-backed securities in credit default swap form, compared to $180 million in notional value written in 2005.

International Mortgage Insurance Operations.    Our International Mortgage Group carefully reviews and assesses international markets for opportunities to expand our mortgage insurance operations in areas where we believe our business would produce acceptable risk adjusted returns. Currently, our primary geographical focus is on locations in Europe and Australia. We are in the process of establishing a separately licensed, capitalized, and rated on-shore entity in Australia. We also are actively pursuing interests in India and Canada and have been exploring opportunities in other countries as well. In 2006, we wrote $86 million of mortgage insurance risk related to our international business compared to $7.6 billion in 2005.

International mortgage insurance transactions can take the form of primary or pool mortgage insurance, reinsurance or credit default swaps. In the fourth quarter of 2005, we wrote $7.3 billion in notional value of credit protection in credit default swap form on two large AAA tranches of mortgage-backed securities, one in Germany and one in Denmark.

Early in 2005, we entered into a relationship with Standard Chartered Bank (Hong Kong) Limited, a subsidiary of Standard Chartered Bank and one of the largest mortgage lenders in the Hong Kong market. Through this relationship, we became the exclusive provider (on an offshore basis) of mortgage insurance for Standard Chartered in Hong Kong. In September 2006, Radian Insurance received a license authorizing it, through a local branch, to fully transact both mortgage insurance and financial guaranty business, including credit enhancement of structured transactions involving residential mortgage assets, in and from Hong Kong.

In March 2006, Radian Europe received authorization to conduct mortgage insurance operations in the United Kingdom and, subject to compliance with the European Union passporting rules, several other European Union jurisdictions.

We formed Radian Australia in November 2006 and filed an application to conduct mortgage insurance business with the Australian Prudential Regulation Authority (APRA) in December 2006. We have several reinsurance arrangements in place in Australia, including a recent transaction with St. George Insurance Australia, a wholly owned subsidiary of St. George Bank, Australia’s fifth largest bank. The license we are seeking for Radian Australia will authorize it to fully transact both mortgage insurance and financial guaranty business in and from Australia.

3.    Types of Transactions (General—Mortgage Insurance)

Our mortgage insurance business provides credit enhancement mainly through two forms of transactions. We write mortgage insurance on an individual loan basis, which is commonly referred to as “flow” business, and we insure multiple mortgages in a single transaction, which is commonly referred to as “structured” business. In flow transactions, mortgages typically are insured as they are originated, while in structured deals, we typically provide insurance on mortgages after they have been originated and closed. For 2006, our mortgage insurance business wrote $25.4 billion of flow business and $14.7 billion in structured transactions, compared to $25.6 billion of flow business and $17.0 billion in structured transactions for 2005.

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

We also insure mortgage-related assets, such as mortgage-backed securities in structured transactions. In our residential mortgage-backed securities transactions, similar to our financial guaranty insurance business, we insure the timely payment of principal and interest to the holders of debt securities, the payment for which is backed by a pool of residential mortgages. Unlike our traditional flow and structured transactions, in our residential mortgage-backed securities transactions, we do not insure the payment of the individual loans in the pool, but rather that there will be aggregate payments on the pool of loans sufficient to meet the principal and interest payment obligations to the holders of the debt securities. Some structured transactions include a risk-sharing component under which the insured or a third-party assumes a first-loss position or shares in losses in some other manner.

Opportunities for structured transactions depend on a number of macroeconomic factors, and thus, the volume of structured transactions we enter into can vary significantly from year to year. In 2006, we wrote $14.7 billion of primary mortgage insurance in structured transactions, consisting of approximately 27.1% prime loans and 72.9% non-prime loans, compared to $17.0 billion of primary new insurance written in structured transactions in 2005, of which 33.3% was prime loans and 66.7% was non-prime loans. Also in 2006, we wrote $324.3 million of pool mortgage insurance risk in structured transactions, compared to $533.2 million in 2005.

4.    Types of Mortgage Risk (General—Mortgage Insurance)

Prime Loans.    We define prime loans as loans where the borrower’s Fair Isaac and Company (“FICO”) score is 620 or higher and the loan file meets “fully documented” standards of our credit guidelines and/or the GSE’s guidelines for fully documented loans. Prime loans represented 71.9% of our total primary mortgage risk in force at the end of 2006 and made up 56.3% of our primary new insurance written in 2006, compared to 69.3% of our total primary mortgage risk in force at the end of 2005, or 58.3% of primary new insurance written in 2005.

Non-Prime Loans.    We believe that non-prime lending programs continue to represent an area of future growth in the mortgage insurance industry, and we are prudently managing our insurance written in this area. Non-prime loans represented 28.1% of our total primary mortgage risk in force (59.4% of which was Alternative-A or “Alt-A”) at the end of 2006, compared to 30.7% of total primary mortgage risk in force at the end of 2005 (56.9% of which was Alt-A). During 2006, non-prime business accounted for 43.7% of our primary new insurance written in our mortgage insurance business (80.2% of which was Alt-A), compared to 41.7% in 2005 (63.3% of which was Alt-A).

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

We define Alt-A loans as loans where the borrower’s FICO score is 620 or higher and where the loan documentation has been reduced or eliminated. Because of the reduced documentation, we consider Alt-A business to be more risky than prime business, particularly Alt-A loans to borrowers with FICO scores below 660. We insure Alt-A loans with FICO scores ranging from 620 to 660, but we have measures in place to limit this exposure, and we charge a significantly higher premium for the increased default risk associated with these loans. Alt-A loans tend to have higher balances than other loans that we insure because they are often more heavily concentrated in high-cost areas. Alt-A loans represented 16.7% of total primary mortgage risk in force at the end of 2006, compared to 17.5% at the end of 2005, and made up 35.0% of our primary new insurance written in 2006, compared to 26.4% of primary new insurance written in 2005.

We define A minus loans as loans where the borrower’s FICO score ranges from 575 to 619. This product comes to us both through structured transactions in which the insurance typically is lender-paid and through flow business in which the borrower pays the insurance premium. We also classify loans with certain characteristics originated within the GSE’s automated underwriting system as A minus loans, regardless of the FICO score. Our pricing of A minus loans is tiered into four levels based on the FICO score, with increased premiums at each descending tier of FICO score. We receive a significantly higher premium for insuring this product that we believe is commensurate with the increased default risk. A minus loans represented 9.5% of our total primary mortgage risk in force at the end of 2006, compared to 10.5% at the end of 2005, and made up 7.4% of our primary new insurance written in 2006, compared to 11.7% of primary new insurance written in 2005.

We define B/C loans as loans where the borrower’s FICO score is below 575. Certain structured transactions that we insure contain a small percentage of B/C loans. We price these structured transactions to reflect a higher premium on B/C loans due to the increased default risk associated with these types of loans. B/C loans represented 1.9% of our total primary mortgage risk in force at the end of 2006, compared to 2.7% at the end of 2005, and made up approximately 1.3% of total primary new insurance written during 2006, compared to 3.6% of total primary new insurance written in 2005.

5.    Premium Rates (General—Mortgage Insurance)

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

Premiums for our mortgage insurance may be paid by the lender, which will in turn charge a higher interest rate to the borrower, or directly by the borrower. We price our borrower-paid flow business based on rates that we have filed with the various state insurance departments. We generally price our structured business and some lender-paid business based on the specific characteristics of the insured portfolio, which can vary significantly from portfolio to portfolio depending on a variety of factors, including the quality of the underlying loans, the credit history of the borrowers, the amount of coverage required and the amount, if any, of credit protection in front of our risk exposure.

6.    Captive Reinsurance (General—Mortgage Insurance)

We and other companies in the mortgage insurance industry participate in reinsurance arrangements with mortgage lenders commonly referred to as “captive reinsurance arrangements.” Under captive reinsurance arrangements, a mortgage lender typically establishes a reinsurance company that assumes part of the risk associated with the portfolio of that lender’s mortgages insured by us on a flow basis (as compared to mortgages insured in structured transactions, which typically are not eligible for captive reinsurance arrangements). In return for the reinsurance company’s assumption of a portion of the risk, we cede a portion of the mortgage insurance premiums paid to us to the reinsurance company. In most cases, the risk assumed by the reinsurance company is an excess layer of aggregate losses that would be penetrated only in a situation of adverse loss development, such as losses brought on by significant national or regional downturns in the real estate market. We also offer “quota share” captive reinsurance agreements under which the captive reinsurance company assumes a pro rata share of all losses in return for a pro rata share of the premiums collected.

Because of many factors, including the incentives for mortgage lenders to funnel relatively higher-quality loans through their captive reinsurers due to the risk-sharing feature, we continue to evaluate the level of revenue sharing to risk sharing on a customer-by-customer basis as part of our customer profitability analysis. We believe that all of our captive reinsurance arrangements transfer risk to the captive reinsurer at a premium level that is commensurate with the risk. We also believe that captive reinsurance agreements are important in aligning our interests with those of the lenders by providing lenders with an ongoing stake in the outcome of the lending decision.

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

We had approximately 53 active captive reinsurance agreements in place at December 31, 2006, compared to 50 that were in place at December 31, 2005. Premiums ceded to captive reinsurance companies in 2006 were $96.7 million, representing 11.7% of total mortgage insurance premiums earned, as compared to $92.9 million, or 11.5% in 2005. Primary new insurance written in 2006 that had captive reinsurance associated with it was $13.2 billion or 32.8% of our total primary new insurance written, as compared to $12.2 billion, or 28.7% of total primary new insurance written in 2005. These percentages can be volatile as a result of increases or decreases in the volume of structured transactions, which are not typically eligible for captive reinsurance arrangements.

We also have entered into risk/revenue-sharing arrangements with the GSEs whereby the primary insurance coverage amount on certain loans is recast into primary and pool insurance and our overall exposure is reduced in return for a payment made to the GSEs. Ceded premiums written and earned for the year ended December 31, 2006 were $9.7 million and $7.1 million, respectively, under these programs.

7.    Underwriting (General—Mortgage Insurance)

Delegated Underwriting.    We have a delegated underwriting program with a significant number of our customers. Our delegated underwriting program enables us to meet lenders’ demands for immediate insurance coverage by having us commit to insure loans that meet agreed-upon underwriting guidelines. Our delegated underwriting program currently involves only lenders that are approved by our risk management area, and we routinely audit loans submitted under this program. Once we accept a lender into our delegated underwriting program, however, we generally insure all loans submitted to us by that lender even if the lender has, without our knowledge, not followed our specified underwriting guidelines. A lender could commit us to insure a number of loans with unacceptable risk profiles before we discover the problem and terminate that lender’s delegated underwriting authority. We mitigate this risk through periodic, on-site reviews of selected delegated lenders by our Portfolio Quality Assurance department. See “Risk Management—Mortgage Insurance—Portfolio Quality Assurance” in this Item 1. As of December 31, 2006, approximately 36% of our total mortgage insurance in force was originated on a delegated basis, compared to 28% as of December 31, 2005.

Contract Underwriting.    Our mortgage insurance business also utilizes its underwriting skills to provide an outsourced underwriting service to its customers known as contract underwriting. For a fee, we underwrite our customers’ fully documented loan files for secondary market compliance (i.e., for sale to GSEs), while concurrently assessing the file for mortgage insurance, if applicable. Contract underwriting continues to be a popular service to our mortgage insurance customers. During 2006, loans underwritten via contract underwriting accounted for 12.6% of applications, 12.3% of commitments for insurance and 11.4% of insurance certificates issued for flow business.

We give recourse to our customers on loans that we underwrite for compliance. Typically, we agree that if we make a material error in underwriting a loan, we will provide a remedy to the customer by repurchasing or placing additional mortgage insurance on the loan, or by indemnifying the customer against loss. Providing these remedies means we assume some credit risk and interest-rate risk if an error is found during the limited remedy period, which may be up to seven years, but typically is only two years. Rising mortgage interest rates or an economic downturn may expose the mortgage insurance business to an increase in such costs. During 2006, we processed requests for remedies on less than 1% of the loans underwritten and sold a number of loans previously acquired as part of the remedy process. We paid losses for sales and remedies from reserves in 2006 of approximately $5.9 million, and our reserve for such expenses at December 31, 2006 was $5.7 million. We closely monitor this risk and negotiate our underwriting fee structure and recourse agreements on a client-by-client basis. We also routinely audit the performance of our contract underwriters to ensure that customers receive quality underwriting services. This audit function is performed by our Portfolio Quality Assurance department. See “Risk Management—Mortgage Insurance—Portfolio Quality Assurance” in this Item 1 below.

B.    Financial Guaranty Business (General)

Our financial guaranty business mainly insures and reinsures credit-based risks through our wholly-owned subsidiary, Radian Asset Assurance Inc. (“Radian Asset Assurance”) and through its wholly-owned subsidiary Radian Asset Assurance Limited (“RAAL”), located in the United Kingdom.

Financial guaranty insurance provides an unconditional and irrevocable guaranty to the holder of a financial obligation of full and timely payment of principal and interest when due. Financial guaranty insurance may be issued at inception of an insured obligation or may be issued in the secondary market, to institutional holders. Financial guaranty insurance generally lowers an issuer’s cost of borrowing when the insurance premium is less than the value of the spread (commonly referred to as the “credit spread”) between the yield on the insured obligation (carrying the credit rating of the insurer) and the yield on the obligation if sold on the basis of its uninsured credit rating. Financial guaranty insurance also increases the marketability of obligations issued by infrequent or unknown issuers or obligations with complex structures. Investors generally benefit from financial guaranty insurance through increased liquidity in the secondary market, reduced exposure to price volatility caused by changes in the credit quality of the underlying insured issue, and added protection against loss in the event of the obligor’s default on its obligation.

Our financial guaranty business offers the following products:

•

insurance of public finance obligations, including tax-exempt and taxable indebtedness of states, counties, cities, special service districts and other political subdivisions, and for enterprises such as airports, public and private higher education and health care facilities and private finance initiative assets in sectors such as schools, healthcare and infrastructure projects. The issuers of public finance obligations we insure are typically rated investment grade (BBB-/Baa3 or higher) without the benefit of our insurance;

•

insurance of structured finance obligations, including collateralized debt obligations (“CDOs”) and asset-backed securities, consisting of funded and non-funded (“synthetic”) executions that are payable from or tied to the performance of a specific pool of assets. Examples of the pools of assets that underlie structured finance obligations include residential and commercial mortgages, a variety of consumer loans, corporate loans and bonds, equipment receivables, and real and personal property leases. The structured finance obligations we insure are generally rated investment-grade without the benefit of our insurance;

•

financial solutions products (which we group as a part of our structured finance business), including guaranties of securities exchanges, excess-Securities Investor Protection Corporation insurance for brokerage firms and excess-Federal Deposit Insurance Corporation insurance for banks; and

•

reinsurance of domestic and international public finance obligations, including those issued by sovereign and sub-sovereign entities, as well as reinsurance of structured finance, financial solutions and previously, trade credit reinsurance obligations.

In October 2005, we announced that we would be exiting the trade credit reinsurance line of business. Accordingly, this line of business has been placed into run-off and we have ceased initiating new trade credit reinsurance contracts going forward. For 2006, trade credit reinsurance accounted for 1.7% of financial guaranty’s net premiums written, down from 15.7% of financial guaranty’s net premiums written in 2005 (12.6% excluding the impact of the 2005 recapture of business (referred to herein as the “2005 recapture”) by one of the primary insurer customers of our financial guaranty business) as discussed in Note 2 of Notes to Consolidated Financial Statements.

The following table summarizes the net premiums written and earned by our financial guaranty business’s various products for 2006, 2005 and 2004:

	Year Ended December 31
	2006	2005	2004
	(In thousands)
Net premiums written:
Public finance direct	$80,234	$73,117	$52,279
Public finance reinsurance	81,065	77,797	74,777
Structured direct	78,107	71,211	94,423
Structured reinsurance	18,869	20,649	32,112
Trade credit reinsurance	4,599	35,023	59,262

	262,874	277,797	312,853
Impact of recaptures (1)	—	(54,742)	(96,417)

Total net premiums written	$262,874	$223,055	$216,436

Net premiums earned:
Public finance direct	$33,017	$32,533	$26,643
Public finance reinsurance	37,765	34,413	41,651
Structured direct	90,295	79,617	78,292
Structured reinsurance	21,278	20,440	33,001
Trade credit reinsurance	21,476	49,309	60,236

	203,831	216,312	239,823
Impact of recaptures (1)	—	(4,539)	(24,892)

Total net premiums earned	$203,831	$211,773	$214,931

(1)	Amounts represent the immediate impact of the 2005 recapture another primary insurer customer in the first quarter of 2004 (referred to herein as the “2004 recapture”). See Note 2 of Notes to Consolidated Financial Statements for more information regarding these recaptures.

In our financial guaranty business, the issuer of an insured obligation generally pays the premiums for our insurance either, in the case of most public finance transactions, in full at the inception of the policy or, in the case of most structured finance transactions, in regular monthly, quarterly, semi-annual or annual installments from the cash flow of the related collateral. Premiums for synthetic credit protection are generally paid in monthly, quarterly, or in semi-annual or annual installments, but occasionally all or a portion of the premium is paid upfront at the inception of the protection. Unlike our funded structured finance transactions, in synthetic credit protection transactions, payment is due directly from our counterparty and is generally not restricted to the cash flows from the underlying obligation or collateral supporting the obligation. Since we depend on the corporate creditworthiness of our counterparty rather than the cash flows from the insured collateral for payment, we generally have a right to terminate synthetic credit protection without penalty to us if our counterparty fails, or is financially unable to make timely payments to us under the terms of the synthetic credit transaction.

For public finance transactions, premium rates typically are stated as a percentage of debt service, which includes total principal and interest. For structured finance obligations, premium rates are typically stated as a percentage of the total principal. Premiums are generally non-refundable. Premiums paid in full at inception are recorded as revenue “earned” over the life of the insured obligation (or the coverage period for such obligation if shorter). Premiums paid in installments are generally recorded as revenue in the accounting period in which coverage is provided. The long and relatively predictable premium earnings pattern from our public finance and structured products transactions provides us with a relatively predictable source of future “earned” revenues.

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

1.    Public Finance (General—Financial Guaranty)

Financial guaranty of public finance obligations provides credit enhancement of bonds, notes and other evidences of indebtedness issued by states and their political subdivisions (for example, counties, cities or towns), school districts, utility districts, public and private non-profit universities and hospitals, public housing and transportation authorities and other public and quasi-public entities. Municipal bonds can be categorized generally into tax-backed bonds and revenue bonds. Tax-backed bonds, which include general obligation bonds, are backed by the taxing power of the governmental agency that issues them, while revenue bonds are backed by the revenues generated by a specific project such as bridge or highway tolls, or by rents or hospital fees. Insurance provided to the public finance market has been and continues to be a major source of revenue for our financial guaranty business. Public finance direct business represented 30.5% of financial guaranty net premiums written in 2006, compared to 32.8% in 2005 (26.3% excluding the impact of the 2005 recapture). Our public finance business is subject to seasonality. We generally experience a decrease in public finance business written during the first and third quarters.

2.    Structured Finance (General—Financial Guaranty)

The structured finance market includes the market for both synthetic and funded asset-backed or mortgage-backed obligations as well as collateralized debt obligations (“CDOs”), which generally consist of multiple pools of assets, each of which is typically of a different credit quality or possesses different characteristics with respect to interest rates, amortization, and level of subordination. At December 31, 2006, we had $41.7 billion of notional exposure related to the direct insurance of 140 credit default swaps in structured transactions, compared to $20.7 billion related to 114 transactions at December 31, 2005. Structured finance direct business represented 29.7% of financial guaranty net premiums written in 2006, compared to 31.9% in 2005 (25.6% excluding the impact of the 2005 recapture). Structured direct net premiums written and earned for 2006 included $60.1 million and $71.5 million, respectively, of credit enhancement fees on derivative financial guaranty contracts, compared to $50.5 million and $59.1 million, respectively, in 2005 and $66.1 million and $50.3 million, respectively, in 2004.

Funded asset-backed obligations usually take the form of a secured interest in a pool of assets, often of uniform credit quality, such as commercial mortgages, credit card or auto loan receivables. Funded asset-backed securities also may be secured by a few specific assets such as utility mortgage bonds and multi-family housing bonds. In low interest rate environments and when credit spreads are tight, as was the case in 2006, our ability to participate in the funded asset-backed market is limited.

Synthetic transactions are tied to the performance of a pool of assets, but are not secured by those assets. Most of the synthetic transactions we insure are CDOs, where we typically assume credit risk on defined portfolios of referenced corporate credits, asset-backed securities, residential and commercial mortgage-backed securities and/or a combination of these asset types. A significant portion of these CDOs consist of synthetic commercial or residential mortgage-backed securities or other synthetic consumer asset-backed securities. The transfer of this type of credit risk typically is done through synthetic credit default swaps.

With respect to CDOs for which we provide credit protection, we generally are required to make payments to our counterparty upon the occurrence of certain specified credit-related events related to the borrowings or bankruptcy of obligors contained within pools of investment grade corporate obligations or, in the case of pools of mortgage or other asset-backed obligations, upon the occurrence of certain specified credit-related events related to the specific obligations in the pool. Our CDO pools can range in size from 29 to 500 or more obligors or obligations each of which generally is investment grade at the time we begin providing credit protection. Typically, we provide protection up to a specified exposure amount that tends to range from $20.0 million to $40.0 million per obligor or obligation (but may be as low as $10.0 million per obligor or obligation or up to $60.0 million per obligor or obligation in specific transactions), with an aggregate exposure of $20.0 million to $600.0 million per transaction, though the exposure amounts vary significantly on a transaction-by-transaction basis. To manage the amount of risk we incur on these transactions, we have set internal limits as to the aggregate risk per obligor, industry sector and tranche size that we are willing to insure, and we comply with applicable insurance regulations limiting the size and composition of the pools we insure. We also have developed a methodology for aggregating risk across insured pools. See “Risk Management—Financial Guaranty” in this Item 1 for additional information regarding our risk management of our CDO portfolio.

With respect to synthetic credit default swaps covering a specific obligation rather than a pool of debt obligations or reference entities (as in the case of the synthetic CDOs we insure as described above), our payment obligations to our counterparties are generally the same as those we have when insuring the underlying obligations. We agree to pay our counterparty should an underlying security or the issuer of such security suffer a specified credit event, such as nonpayment of scheduled interest or principal, or a reduction of the principal of the security as a result of defaults in the underlying collateral. For example, when providing synthetic credit protection for one or more specified obligations in derivative form, if an event occurred resulting in the acceleration of principal and interest on an underlying obligation, we generally would be responsible for paying these amounts to our counterparty on their regularly scheduled dates, despite the counterparty’s not holding the obligation or directly suffering a loss for such amount.

In addition, under corporate CDOs, CDOs of commercial mortgage-backed securities and some other secondary market transactions for which we provide synthetic credit protection, we generally do not have recourse or other rights and remedies against the issuer and/or any related collateral for amounts we may be obligated to pay under the synthetic credit protection. Even when we have recourse or rights and remedies in a synthetic credit protection transaction, they are generally much more limited than the recourse, rights and remedies we generally have in our more traditional financial guaranty transactions.

The same corporate obligor may exist in a number of our structured finance obligations. The five largest corporate obligors, measured by gross nominal exposures, in our direct written book as of December 31, 2006 represented approximately $9.9 billion of our total nominal exposure. Because each transaction has a distinct subordination requirement, prior credit events would typically have to occur with respect to several obligors in the pool before we would have an obligation to pay in respect of any particular obligor, meaning that our risk adjusted exposure to each corporate obligor in a CDO pool is significantly less than our nominal exposure. If each one of our five largest corporate obligors were to have defaulted at December 31, 2006, we would not have incurred any losses due to the significant subordination in each transaction. We monitor not only the nominal exposure for each obligor for which we provide protection, but also risk-adjusted measures, taking into account, among other factors, our assessment of the relative risk that would be represented by direct exposure to the particular obligor and the remaining subordination in the transactions in which we are exposed to a particular obligor. On occasion, we may have limited exposure to our affiliates, C-BASS and Sherman, under our structured finance transactions, although this exposure generally constitutes a small part of any such transaction and is insignificant in the aggregate. Initial subordination before we are obligated to pay a claim generally ranges from 12.5% to 25.0% of the initial total pool size.

The following table shows the gross par amounts of structured finance obligations we originated in each of the years presented:

Type	2006	2005	2004
	(In millions)
Collateralized debt obligations	$22,362	$11,152	$4,630
Asset-backed obligations	1,305	2,534	2,010
Other structured	1,436	1,197	379

Total structured finance	$25,103	$14,883	$7,019

The following table shows the gross par outstanding on structured finance obligations at the end of each of the years presented:

Type	2006	2005	2004
	(In millions)
Collateralized debt obligations	$43,989	$22,736	$13,156
Asset-backed obligations	4,514	6,024	7,927
Other structured	2,721	1,810	912

Total structured finance	$51,224	$30,570	$21,995

The net par originated and outstanding on our structured finance obligations was not materially different from the gross par originated and outstanding at each period because we do not cede a material amount of business to reinsurers.

3.    Reinsurance (General—Financial Guaranty)

We provide reinsurance on direct financial guaranties written by other primary insurers or “ceding companies.” Reinsurance allows a ceding company to write larger single risks and larger aggregate risks while remaining in compliance with the risk limits and capital requirements of applicable state insurance laws and rating agency guidelines. State insurance regulators allow ceding companies to reduce the liabilities appearing on their balance sheets to the extent of reinsurance coverage obtained from licensed reinsurers or from unlicensed reinsurers meeting certain solvency and other financial criteria. Similarly, the rating agencies permit a reduction in both exposures and liabilities ceded under reinsurance agreements, with the amount of credit permitted dependent on the financial strength rating of the reinsurer.

We have reinsurance agreements with several of the triple-A rated financial guaranty insurers. These reinsurance agreements generally are subject to termination: (1) upon written notice by either party (ranging from 90 to 120 days) before the specified deadline for renewal; (2) at the option of the ceding company if we fail to maintain certain financial, regulatory and rating agency criteria that are equivalent to or more stringent than those that our financial guaranty operating subsidiaries are otherwise required to maintain for their own compliance with the New York insurance law and to maintain a specified financial strength rating for the particular insurance subsidiary; or (3) upon certain changes of control. The merger with MGIC will provide certain of our primary insurer customers with recapture rights. See “Risk Factors-We face risks related to our proposed merger with MGIC” in Item 1A below. Upon termination under the conditions set forth in (2) and (3) above, we may be required (under some of the reinsurance agreements) to return to the ceding company all unearned premiums, less ceding commissions, attributable to reinsurance ceded pursuant to these agreements. Upon the occurrence of the conditions set forth in (2) above, regardless of whether or not an agreement is terminated, we may be required to obtain a letter of credit or alternative form of security to collateralize our obligation to perform under that agreement, or we may be obligated to increase the level of ceding commissions paid. These and other matters associated with a downgrade in our subsidiaries’ ratings are discussed in Note 2 of Notes to Consolidated Financial Statements.

Treaty and Facultative Arrangements.    The principal forms of reinsurance agreements are treaty and facultative. Under a treaty arrangement, the ceding company is obligated to cede to us, and we are obligated to assume, a specified portion of all risks, within ranges, of transactions deemed eligible for reinsurance by the terms of the treaty. Limitations on transactions deemed eligible for reinsurance typically focus on size, security and ratings of the insured obligation. Each treaty is entered into for a defined term, generally one year, with renewals upon mutual consent and rights to early termination (subject to reinsurance risk extending thereafter for the life of the respective underlying obligations) under certain circumstances. The termination rights described above under “Reinsurance” are typical provisions for the termination of treaty reinsurance arrangements. In treaty reinsurance, there is a risk that the ceding company may select weaker credits or proportionally larger amounts to cede to us. We mitigate this risk by requiring the ceding company to retain a sizable minimum portion of each ceded risk and we include limitations on individual transactions and on aggregate amounts within each type of transaction. Under a facultative agreement, the ceding company has the option to offer to us, and we have the option to accept, a portion of specific risks, usually in connection with particular obligations. Unlike under a treaty agreement, where we generally rely on the ceding company’s credit analysis, under a facultative agreement, we often perform our own underwriting and credit analysis to determine whether to accept the particular risk. The majority of our financial guaranty reinsurance is provided under treaty arrangements.

Proportional or Non-Proportional Reinsurance.    We typically accept reinsurance risk on either a proportional or non-proportional basis. Proportional relationships are those in which we and the ceding company share a proportionate amount of the premiums and the losses of the risk group subject to reinsurance. In addition, we generally pay the ceding company a commission, which typically is related to the ceding company’s underwriting and other expenses in connection with obtaining the business being reinsured. Non-proportional relationships are those in which the losses, and consequently, the premiums paid are not shared by the ceding company and us on a proportional basis. Non-proportional reinsurance can be based on an excess-of-loss or first-loss basis. Under excess-of-loss reinsurance agreements, we provide coverage to a ceding company up to a specified dollar limit for losses, if any, incurred by the ceding company in excess of a specified threshold amount. A first-loss reinsurance agreement is a form of structural credit enhancement that provides coverage to the ceding company on a first dollar of loss up to a specified dollar limit for losses. Generally, we do not pay a commission for non-proportional reinsurance (although the factors affecting the payment of a ceding commission in proportional arrangements may be taken into account to determine the proportion of the aggregate premium paid to us). The majority of our financial guaranty reinsurance business is originated on a proportional basis.

4.    European Operations (General—Financial Guaranty)

Through RAAL, we have additional opportunities to write financial guaranty insurance in the United Kingdom and, subject to compliance with the European passporting rules, in other countries in the European Union. In particular, we expect that RAAL will continue to build its structured products business in the United Kingdom and throughout the European Union. RAAL accounted for $9.2 million of direct premiums written in 2006 (or 5.8% of financial guaranty’s 2006 direct premiums written), which is a $5.7 million increase from the $3.5 million or 2.4% of direct premiums written in 2005.

In September 2004, the Financial Services Authority (the “FSA”) authorized Radian Financial Products Limited (“RFPL”), another subsidiary of Radian Asset Assurance, to transact as a Category A Securities and Futures Firm, which is the highest category of permission in the United Kingdom for an investment firm. In the fourth quarter of 2005, management considered the scope of RFPL’s activities and decided that RFPL should focus its core business on arranging credit default swap risk for RAAL and Radian Asset Assurance. For the activity of arranging, or bringing about deals in investments, it is sufficient to have a Category D authorization, which is more cost efficient for the company. The lower category of authorization was granted in August 2006 and limits RFPL to negotiating and arranging transactions in investments, including credit default swaps, with market counterparties located in the United Kingdom or other European countries. Going forward, RFPL’s role will be to negotiate credit default swaps between market counterparties and a Bermuda affiliate, Credit Derivatives Limited. The obligations of Credit Derivatives Limited are typically guaranteed by RAAL and, pursuant to a series of reinsurance treaties between RAAL and Radian Asset Assurance, Radian Asset Assurance reinsures at least 90% of RAAL’s exposure.

C.    Financial Services Business (General)

The financial services segment includes the credit-based businesses conducted through our affiliates, C-BASS and Sherman. We own a 46% interest in C-BASS and an interest in Sherman, consisting of 40.96% of the Class A Common Units of Sherman (Class A Common Units represent 94% of the total equity in Sherman) and 50% of the Preferred Units of Sherman.

C-BASS is a mortgage investment and servicing firm specializing in non-prime, residential mortgage assets and residential mortgage-backed securities. By using sophisticated analytics, C-BASS essentially seeks to take advantage of what it believes to be the mispricing of credit risk for certain of these assets in the marketplace. On February 16, 2007, C-BASS entered into an agreement to acquire Fieldstone Investment Corporation, a mortgage banking company that originates, sells, and invests primarily in non-conforming single-family residential mortgage loans with a current portfolio of over $5.7 billion, for approximately $259 million in cash. The transaction, which is expected to occur in the second quarter of 2007, subject to regulatory and other approvals, supports C-BASS’s strategy of aligning with companies that have significant investments in mortgage securities, where C-BASS’s wholly-owned subsidiary, Litton Loan Servicing, as servicer, can enhance the underlying value of these securities. In addition, if approved, the transaction will provide C-BASS with a platform for loan originations.

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

On September 14, 2006, we and MGIC each agreed to restructure our respective options. In order to accommodate this restructuring, the equity interests of Sherman were reclassified, effective July 1, 2006, from a single class of equity interests into Class A Common Units and a combination of Preferred Units and Class B Common Units. As part of the reclassification, all of the authorized Class B Common Units were granted to an entity controlled by Sherman’s management. The Class B Common Units entitle Sherman’s management to 3% of Sherman’s earnings above $200 million (on an annual basis) and a right in liquidation of up to 6% of any amounts after satisfaction of a liquidation preference on the Preferred Units. The actual percentage received by the holders of Class B Common Units upon a liquidation or sale of Sherman will depend on when the sale or liquidation occurs and the value of Sherman at that time.

As restructured, we and MGIC each were granted an identical option to purchase, effective July 1, 2006:

•

4.17% (8.34% for both of us) of the Class A Common Units outstanding after the reclassification, which represents 3.92% (7.84% for both of us) of the common equity interests in Sherman prior to the reclassification; and

•	A preferred equity interest that entitles both us and MGIC to:

•

Three percent (6% in total for both of us) of the first $200 million of Sherman’s annual earnings, which amount shall be allocated to the Preferred Units on a cumulative basis before any amounts are allocated to the Class B Common Units, and 1.5% (3% in total for both of us) of Sherman’s annual earnings above $200 million; and

•	A preference in the proceeds received upon a liquidation or sale of Sherman equal to the tax basis in the preferred equity.

On September 22, 2006, we and MGIC each paid $65.3 million to an entity controlled by Sherman’s management team in connection with the exercise of our restructured options. The purchase price consisted of approximately $44.8 million for the Class A Common Units and approximately $20.5 million for the Preferred Units.

The following table reconciles our and MGIC’s ownership interests in Sherman before its reclassification and the restructuring of the options to our and MGIC’s ownership interests after exercise of the restructured options.

Ownership Interests	Before Reclassification/Restructuring	After Reclassification/Restructuring (Before Exercise of Options)	After Reclassification/Restructuring (After Exercise of Options)
Common Equity	34.58% total equity interest (69.16% for both of us)	36.79% of Class A Common Units (73.58% for both of us)	40.96% of Class A Common Units (81.92% for both of us)

		0% of Class B Common Units *	0% of Class B Common Units *

Preferred Equity	None Existed	0% of Preferred Units	50% of the Preferred Units (100% for both of us)

Right to Purchase	6.92% total equity interest (13.84% for both of us)	4.17% of Class A Common Units (8.34% for both of us) and 50% of the Preferred Units (100% for both of us)	No Further Purchase Rights

*	Owned entirely by entities controlled by Sherman’s management.

D.    Other (General)

Singer Asset Finance Company (“Singer”), a wholly-owned subsidiary of EFSG, which had been engaged in the purchase, servicing and securitization of assets, including state lottery awards and structured settlement payments, is operating on a run-off basis. Singer’s run-off operations consist of servicing and/or disposing of Singer’s previously originated assets and servicing its non-consolidated special purpose vehicles. The results of this subsidiary are not material to our financial results.

II.    Risk in Force/Net Par Outstanding

Our business involves taking credit risk in various forms across various asset classes, products and geographies. Credit risk is measured in our mortgage insurance business as risk in force, which represents the maximum exposure that we have at any point in time, and as net par outstanding in our financial guaranty business, which represents our proportionate share of the aggregate outstanding principal on insured obligations. We are also responsible for the timely payment of interest on insured financial guaranty obligations. Our total mortgage insurance risk in force and financial guaranty net par outstanding was $142.6 billion as of December 31, 2006, compared to $114.8 billion as of December 31, 2005. Of the $142.6 billion of total risk in force/net par outstanding as of December 31, 2006, approximately 72.9% consists of financial guaranty risk and 27.1% of mortgage insurance risk.

A.    Mortgage Insurance (Risk in Force/Net Par Outstanding)

Our primary mortgage insurance risk in force was $25.3 billion as of December 31, 2006, compared to $25.7 billion as of December 31, 2005. In recent years, we have faced increased competition for traditional prime mortgage credit enhancement. As a result, we have been insuring non-prime mortgages, as well as unproven products such as interest-only loans and non-traditional products such as second mortgages, credit default swaps and NIMs. We also have been expanding the geographic dispersion of our mortgage insurance products by writing more insurance in non-U.S. markets. We attempt to limit our exposure to such transactions until we can perform rigorous risk analytics and generate enough data to assist us in predicting the attendant risks and adjust our pricing accordingly. We analyze our portfolio in a number of ways to identify any concentrations or imbalances in risk dispersion. We believe the performance of our mortgage insurance portfolio is affected significantly by:

•	the age of the loan insured;

•	the geographic dispersion of the properties securing the insured loans;

•	the quality of loan originations; and

•	the characteristics of the loans insured (including loan-to-value (“LTV”), purpose of the loan, type of loan instrument and type of underlying property securing the loan).

Persistency rates, defined as the percentage of insurance in force that remains on our books after any 12-month period, are a key indicator for the primary mortgage insurance industry. Because most of our insurance premiums are earned over time, higher persistency rates enable us to recover our policy acquisition costs. Therefore, higher persistency rates tend to increase the profitability of a mortgage insurer. At December 31, 2006, the persistency rate of our primary mortgage insurance was 67.3%, compared to 58.2% at December 31, 2005. Both of these figures are slightly lower than historical levels and reflect the high levels of refinancing that have occurred in recent years in the mortgage market.

1.    Primary Risk in Force by Policy Year (Risk in Force/Net Par Outstanding—Mortgage Insurance)

The following table shows the percentage of our primary mortgage insurance risk in force by policy origination year as of December 31, 2006:

2001 and prior	7.6%
2002	5.5
2003	15.0
2004	18.1
2005	25.8
2006	28.0

Total	100.0%

2.    Geographic Dispersion (Risk in Force/Net Par Outstanding—Mortgage Insurance)

The following tables show the percentage of direct primary mortgage insurance risk in force by location of property for the top 10 states and top 15 metropolitan statistical areas (“MSAs”) in the United States as of December 31, 2006 and 2005:

	December 31
Top Ten States	2006	2005
Florida	9.2%	9.5%
California	7.8	9.4
Texas	6.5	6.1
New York	5.1	5.6
Ohio	4.9	4.2
Georgia	4.8	4.8
Illinois	4.4	4.5
Michigan	3.8	3.5
Pennsylvania	3.5	3.3
New Jersey	3.4	3.4

Total	53.4%	54.3%

	December 31
Top Fifteen MSAs	2006	2005
Atlanta, GA	3.5%	3.4%
Chicago, IL	3.2	3.6
New York, NY	2.5	2.1
Phoenix/Mesa, AZ	2.1	2.5
Houston, TX	2.0	1.7
Minneapolis-St. Paul, MN – WI	1.6	1.6
Riverside – San Bernardino, CA	1.5	1.7
Los Angeles – Long Beach, CA	1.4	1.9
Tampa–St. Petersburg – Clearwater, FL	1.4	1.4
Miami – Hialeah, FL	1.3	1.6
Dallas, TX	1.3	1.3
Nassau/Suffolk, NY	1.3	1.5
Washington, DC – MD – VA	1.3	1.8
Philadelphia, PA	1.3	1.8
Denver, CO	1.2	1.3

Total	26.9%	29.2%

The following table shows the percentage of our international mortgage insurance risk in force by location of property as of December 31, 2006 and 2005:

	December 31
International	2006	2005
Germany	47.9%	50.1%
Denmark	45.9	43.9
Hong Kong	4.0	3.5
Netherlands	1.4	1.3
Australia	0.6	0.4
United Kingdom	0.2	0.8

Total	100.0%	100.0%

3.    Lender and Mortgage Characteristics (Risk in Force/Net Par Outstanding—Mortgage Insurance)

Although geographic dispersion is an important component of our overall risk diversification—our strategy has been to limit our exposure in the top 10 states and top 15 MSAs—we believe the quality of the risk in force should be considered in conjunction with other elements of risk diversification such as product distribution and our risk management and underwriting practices.

One of the most important indicators of claim incidence is the relative amount of a borrower’s equity or down payment that exists in a home. Generally, loans with higher LTVs are more likely to result in a claim than lower LTV loans. For example, claim incidence on mortgages with LTVs between 90.01% and 95% (“95s”) is significantly higher than the expected claim incidence on mortgages with LTVs between 85.01% and 90% (“90s”). We, along with the rest of the industry, have been insuring loans with LTVs between 95.01% and 97% (“97s”) since 1995 and loans with an LTV of between 97.01% and 100% (“100s”) since 2000. These loans are expected to have a higher claim incidence than 95s. We also insure an insignificant amount of loans having an LTV over 100%. We charge a premium for higher LTV loans in an amount that we believe is commensurate with the additional risk and the higher expected frequency and severity of claims.

We believe that the risk of claim on non-prime loans is significantly higher than that on prime loans. Although higher premium rates and surcharges are charged to compensate for the additional risk, non-prime products have not been fully tested in adverse economic situations, so we cannot be certain that the premium rates we charge are adequate or that the loss performance will be at, or close to, expected levels. Our claim frequency on insured Adjustable-Rate Mortgages (“ARMs”) has been higher than on fixed-rate loans due to monthly payment increases that occur when interest rates rise. We consider a loan an ARM if the interest rate for that loan will reset at any point during the life of the loan. It has been our experience that loans subject to reset five years or later from origination are less likely to result in a claim than shorter term ARMs, and our premium rates for these longer term reset loans are lower to reflect the lower risk.

In addition, we insure interest-only mortgages, where the borrower pays only the interest charge on a mortgage for a specified period of time, usually five to ten years, after which the loan payment increases to include principal payments. These loans may have a heightened propensity to default because of possible “payment shocks” after the initial low-payment period expires and because the borrower does not automatically build equity as payments are made. As of December 31, 2006, interest-only mortgages represented approximately 5.8% of our primary mortgage insurance risk in force.

We also insure Option ARMs, a product that has become very popular in the mortgage market. Option ARMs offer a number of different monthly payment options to the borrower. One of these options is a minimum payment that is below the full amortizing payment, which results in principal being added to the loan balance and the loan balance continually increasing. This process is referred to as negative amortization. Additional premiums are charged for these Option ARMs as a result. As of December 31, 2006, Option ARMs represented approximately 4.2% of our primary mortgage insurance risk in force. As of December 31, 2006, approximately 1.0% of our primary mortgage insurance risk in force consists of loans for which interest rates are scheduled to reset during 2007, with most of the Option ARMs and interest-only loans that we insure having first time resets in 2009 or later.

The average size of loans that we insure has been increasing as we continue to insure a larger percentage of non-prime loans, in particular Alt-A loans, which tend to have larger loan balances relative to our other loans, and as a result of a general increase in the size of borrowings during a historically long period of significant home price appreciation. The increase in average loan size has resulted in a corresponding increase in the average size of loans in default, primarily and most significantly, with respect to Alt-A loans. At December 31, 2006, the average size of loans subject to our primary mortgage insurance was $144,910, compared to $139,172 at December 31, 2005.

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

The following table shows the percentage of our direct primary mortgage insurance risk in force (as determined on the basis of information available on the date of mortgage origination) by the categories indicated as of December 31, 2006 and 2005:

	December 31
	2006	2005
Product Type:
Primary	89.4%	90.5%
Pool	10.6	9.5

Total	100.0%	100.0%

Direct Primary Risk in Force (dollars in millions)	$25,311	$25,729
Lender Concentration:
Top 10 lenders (by original applicant)	45.6%	44.6%
Top 20 lenders (by original applicant)	59.6	56.7
LTV:
95.01% to 100.00%	17.6%	14.0%
90.01% to 95.00%	31.6	33.5
85.01% to 90.00%	35.8	37.1
85.00% and below	15.0	15.4

Total	100.0%	100.0%

Loan Grade:
Prime	71.9%	69.3%
Alt-A	16.7	17.5
A minus and below	11.4	13.2

Total	100.0%	100.0%

Loan Type:
Fixed	72.5%	67.7%
ARM (fully indexed) (1)
Less than 5 years	14.5	21.7
5 years and longer	8.8	8.6
ARM (potential negative amortization) (2)
Less than 5 years	4.1	2.0
5 years and longer	0.1	—

Total	100.0%	100.0%

FICO Score:
<=619	10.5%	12.3%
620-679	31.7	32.3
680-739	34.2	33.3
>=740	23.6	22.1

Total	100.0%	100.0%

Mortgage Term:
15 years and under	3.2%	3.2%
Over 15 years	96.8	96.8

Total	100.0%	100.0%

Property Type:
Non-condominium (principally single-family detached)	92.7%	93.1%
Condominium or cooperative	7.3	6.9

Total	100.0%	100.0%

	December 31
	2006	2005
Occupancy Status:
Primary residence	92.4%	92.3%
Second home	3.5	3.1
Non-owner-occupied	4.1	4.6

Total	100.0%	100.0%

Mortgage Amount:
Less than $300,000	83.9%	85.3%
$300,000 and over	16.1	14.7

Total	100.0%	100.0%

Loan Purpose:
Purchase	66.7%	63.4%
Rate and term refinance	15.4	19.6
Cash-out refinance	17.9	17.0

Total	100.0%	100.0%

(1)	“Fully Indexed” refers to loans where payment adjustments are the same as mortgage interest-rate adjustments.
(2)	Loans with potential negative amortization will not have increasing principal balances unless interest rates increase as contrasted with scheduled negative amortization where an increase in loan balance will occur even if interest rates do not change.

B.    Financial Guaranty (Risk in Force/Net Par Outstanding)

Our financial guaranty net par outstanding was $104.0 billion as of December 31, 2006, compared to $76.7 billion as of December 31, 2005. Although economic factors could affect the performance of the financial guaranty obligations that we insure, we generally consider our financial guaranty risk to be more remote, event-driven risk that is less susceptible to the direct effects of macroeconomic trends. The following table shows the distribution of our financial guaranty net par outstanding by type of issue and as a percentage of total financial guaranty net par outstanding as of December 31, 2006 and 2005:

	Net Par Outstanding (1)
Type of Obligation	2006		2005
	Amount	Percent	Amount	Percent
	($ in billions)
Public finance:
General obligation and other tax-supported	$22.0	21.1%	$19.7	25.7%
Healthcare and long-term care	11.7	11.2	10.0	13.0
Water/sewer/electric/gas and other investor-owned utilities	8.6	8.3	7.4	9.7
Airports/transportation	5.4	5.2	4.7	6.1
Education	4.1	3.9	3.5	4.6
Housing revenue	0.8	0.8	0.7	0.9
AAA Wrap Muni	—	—	0.4	0.5
Other municipal (2)	1.2	1.2	0.9	1.2

Total public finance	53.8	51.7	47.3	61.7

Structured finance:
Collateralized debt obligations	44.0	42.3	22.7	29.6
Asset-backed obligations	3.5	3.4	4.9	6.4
Other structured	2.7	2.6	1.8	2.3

Total structured finance	50.2	48.3	29.4	38.3

Total	$104.0	100.0%	$76.7	100.0%

(1)	Represents our proportionate share of the aggregate outstanding principal on insured obligations.
(2)	Represents other types of municipal obligations, none of which individually constitutes a material amount of our financial guaranty net par outstanding.

The following table represents our 10 largest public finance single risks by net par outstanding as of December 31, 2006, along with the credit rating assigned as of that date (in the absence of financial guaranty insurance) to each issuer:

Credit	Credit Rating (1)	Obligation Type	Aggregate Net Par Outstanding as of December 31, 2006 (1)
			(In millions)
New York, NY	AA-	General Obligation	$738
California	A+	General Obligation	611
Port Authority of New York & New Jersey	AA-	Transportation	551
Chicago, IL	AA	General Obligation	464
Washington, G.O	Aa1	General Obligation	371
Massachusetts, G.O	AA	General Obligation	364
New Jersey Economic Development Authority School Facilities	AA-	General Obligation	314
New York City Municipal Water Finance, NY	AA+	General Obligation	313
Long Island Power Authority, NY	A-	Utilities	298
New Jersey Transportation Trust Fund Authority	AA-	Transportation	295

(1)	Indicated ratings reflects the highest rating assigned to the underlying obligation from the three major rating agencies (S&P, Moody’s Investor Service (“Moody’s”) and Fitch), or, if no such rating has been assigned, Radian’s rating estimate of the obligation utilizing rating agency models and methodologies to the extent available. Radian’s rating estimates are subject to revision at any time and may differ from the credit ratings ultimately assigned by the three rating agencies.

The following list of transactions represents our largest structured finance exposures as of December 31, 2006:

•	One $600 million transaction representing a Static Synthetic Investment Grade Corporate CDO.

•	One $519 million transaction representing a Managed Synthetic Investment Grade Asset-Backed CDO.

•	25 transactions ($450 million each) representing Static Synthetic Investment Grade Corporate CDOs.

•	One $450 million transaction representing a Second-to-Pay CDO.

•	One $450 million transaction representing a Static Investment Grade Asset-Backed CDO.

The above transactions combined total $13.3 billion, or 12.8% of financial guaranty’s net par outstanding as of December 31, 2006. All of the above exposures on CDOs are aggregate exposures whose underlying assets consist of a pool of a large number of corporate names. Our exposure to any individual corporate credit in the pool is typically between $20 and $40 million (but may be as low as $10 million per obligor or up to $60 million per obligor in specific transactions), and our exposure is subject to significant subordination. Each of these transactions is rated AAA by S&P.

The following table identifies our net par outstanding as of December 31, 2006 and 2005 by credit ratings:

	As of December 31
	2006		2005
Credit Rating (1)	Net Par Outstanding	Percent	Net Par Outstanding	Percent
	($ in billions)
AAA	$43.2	41.5%	$22.6	29.5%
AA	19.4	18.7	16.4	21.4
A	20.2	19.4	19.3	25.2
BBB	18.3	17.6	15.9	20.7
BIG	1.4	1.4	1.5	1.9
Not rated	1.5	1.4	1.0	1.3

Total	$104.0	100.0%	$76.7	100.0%

The following table shows the distribution of our financial guaranty net par outstanding as of December 31, 2006 and 2005:

	December 31
State	2006	2005
Domestic Public Finance by State:
California	5.9%	6.8%
New York	4.9	6.3
Texas	4.0	4.7
Florida	3.1	3.5
Illinois	2.8	3.5
Pennsylvania	2.8	3.8
Massachusetts	2.2	2.8
New Jersey	2.2	2.6
Washington	1.7	2.0
Colorado	1.3	1.5
Other domestic public finance (1)	17.9	22.2

Total Domestic Public Finance	48.8%	59.7%
Domestic Structured Finance	35.8	32.1
International Public and Structured Finance	15.4	8.2

Total Public and Structured Finance	100.0%	100.0%

(1)	Represents all remaining states and the District of Columbia in which obligations insured and reinsured by our financial guaranty business arise, none of which individually constitutes greater than 1.3% and 1.5% of our financial guaranty net par outstanding as of December 31, 2006 or 2005, respectively.

For each of the years ended December 31, 2006, 2005 and 2004, financial guaranty premiums written attributable to foreign countries were approximately 2.1%, 4.2%, and 6.2% of total premiums written and 9.0%, 20.6% (16.5% excluding the 2005 recapture) and 31.1% (21.5% excluding the 2004 recapture) of total financial guaranty premiums written. The decrease from 2004 largely reflects our decision to exit the trade credit reinsurance line of business.

III.    Defaults and Claims

We establish reserves to provide for losses and the estimated costs of settling claims in both our mortgage insurance and financial guaranty businesses. Setting loss reserves in both businesses involves significant use of estimates with regard to the likelihood, magnitude and timing of a loss. We have determined that the establishment of loss reserves in our businesses constitutes a critical accounting policy. Accordingly, a detailed description of our policies is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Reserve for Losses” included in Item 7 below and in Notes 2 and 6 of Notes to Consolidated Financial Statements.

A.    Mortgage Insurance (Defaults and Claims)

The default and claim cycle in our mortgage insurance business begins with our receipt of a default notice from the insured lender. A “default” is defined under our master policy as a borrower’s failure to make a payment equal to or greater than one monthly regular payment under a loan. Generally, our master policy of insurance requires the insured to notify us of a default within 15 days of (1) the loan’s having been in default for three months or (2) the occurrence of an early default in which the borrower fails to make any one of the initial twelve monthly payments under a loan so that an amount equal to two monthly payments has not been paid. For reporting and internal tracking purposes, we do not consider a loan to be in default until the loan has been in default for 60 days.

Defaults can occur due to a variety of factors, including death or illness, unemployment, inability to manage credit or other events reducing the borrower’s income, such as divorce or other marital problems. Depending on the type of loan, defaults also may be caused by rising interest rates.

The following table shows the number of primary and pool loans that we have insured, related loans in default and the percentage of loans in default as of the dates indicated:

	December 31
	2006	2005	2004
Primary Insurance:
Prime
Number of insured loans in force	563,144	567,574	610,480
Number of loans in default (1)	18,441	20,685	19,434
Percentage of loans in default	3.3%	3.6%	3.2%
Alt-A
Number of insured loans in force	133,633	118,336	128,010
Number of loans in default (1)	7,995	7,510	8,339
Percentage of loans in default	6.0%	6.3%	6.5%
A Minus and below
Number of insured loans in force	89,037	101,414	104,672
Number of loans in default (1)	16,264	16,015	12,678
Percentage of loans in default	18.3%	15.8%	12.1%
Total Primary Insurance
Number of insured loans in force	785,814	787,324	843,162
Number of loans in default (1)	42,700	44,210	40,451
Percentage of loans in default	5.4%	5.6%	4.8%
Pool Insurance:
Number of loans in default (1)	18,681 (2)	10,194 (2)	6,749

(1)	Loans in default exclude loans that are 60 or fewer days past due, in each case as of December 31 of each year.
(2)	Includes approximately 13,309 and 3,699 defaults at December 31, 2006 and 2005, respectively, where reserves have not been established because no claim payment is currently anticipated.

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

Regions of the United States may experience different default rates due to varying economic conditions. The following table shows the primary mortgage insurance default rates by our defined regions as of the dates indicated, including prime and non-prime loans:

	December 31
	2006	2005	2004
East North Central	7.72%	7.32%	6.59%
New England	6.65	5.12	4.01
East South Central	5.82	7.11	4.88
Mid-Atlantic	5.75	5.72	5.34
West South Central	5.68	7.96	5.13
West North Central	5.53	5.25	4.47
South-Atlantic	5.11	5.45	5.12
Mountain	3.27	3.34	3.77
Pacific	2.81	2.37	2.55

As of December 31, 2006, the two states with the highest primary mortgage insurance default rates were Michigan and Massachusetts, at 10.3% and 8.3%, respectively. Since August 29, 2005, the date that Hurricane Katrina first struck and caused extensive property damage to the U.S. Gulf Coast, we have paid approximately $16.2 million in claims on mortgage insurance written in areas damaged by Hurricanes Katrina and Rita (as designated by Freddie Mac, the “designated areas”) as of December 31, 2006, including approximately $12.7 million for claims received after August 29, 2005.

While we experienced an increase in defaults in mortgage insurance in designated areas in the months following the hurricanes, defaults have been steadily decreasing since then—approximately 3,613 defaults remain outstanding as of December 31, 2006, which is down from 6,208 defaults as of December 31, 2005. We remain uncertain as to how many claims we ultimately may have to pay on these defaults. There are many factors that are contributing to the uncertainty surrounding these defaults. The organizations servicing these loans have reported defaults, in some cases, despite the existence of forbearance agreements that permit homeowners to defer mortgage payments on these loans. Limitations also exist in our master policy of insurance that could prevent us from paying all or part of a claim. For example, we are permitted to adjust a claim where the property underlying a mortgage in default is subject to unrestored physical damage.

Mortgage insurance claim volume is influenced by the circumstances surrounding the default. The rate at which defaults cure, and therefore do not go to claim, depends in large part on a borrower’s financial resources and circumstances, local housing prices and housing supply (borrowers may cure defaults by selling the property in full satisfaction of all amounts due under the mortgage), interest rates and regional economic conditions. In our first-lien mortgage insurance business, the insured lender is required to complete foreclosure proceedings and obtain title to the property before submitting a claim. It can take anywhere from three months to five years for a lender to acquire title to a property through foreclosure, depending on the state. On average, we are not required to pay a claim until 12 to 18 months following a default on a first- lien mortgage. In our second-lien business, we may be required to pay a claim much earlier, within approximately 150 days of a default.

Claim volume in our mortgage insurance business is not evenly spread throughout the coverage period of our book of business. Historically, most claims under mortgage insurance policies on prime loans occur during the third through fifth year after issuance of the policies, and on non-prime loans during the second through fourth year after issuance of the policies. After those peak years, the number of claims that we receive historically has declined at a gradual rate, although the rate of decline can be affected by macroeconomic factors. Approximately 67.1% of our primary risk in force, including most of our risk in force on non-traditional products, and approximately 41.2% of our pool risk in force at December 31, 2006 had not yet reached its anticipated highest claim frequency years. Because it is difficult to predict both the timing of originating new business and the run-off rate of existing business, it also is difficult to predict, at any given time, the percentage of risk in force that will reach its highest claim frequency years on any future date.

In addition to claim volume, another significant factor affecting losses is claim severity. The severity of a claim is determined by dividing the claim paid by the original loan amount. The main determinants of the severity of a claim are the size of the loan, the amount of mortgage insurance coverage placed on the loan, and the impact of our loss management activities with respect to the loan. Pre-foreclosure sales, acquisitions and other early workout efforts help to reduce overall claim severity. The average claim severity for loans covered by our primary insurance was 26.4% for 2006, as compared to 25.2% in 2005 and 24.5% in 2004.

The following table shows claims paid information for primary mortgage insurance for the periods indicated:

	Year Ended December 31
	2006	2005
	(In thousands)
Direct claims paid:
Prime	$117,471	$121,297
Alt-A	64,018	79,371
A minus and below	93,662	85,980
Seconds	38,204	33,699

Total	$313,355	$320,347

States with highest claims paid:
Ohio	$30,147	$26,728
Texas	30,130	33,312
Michigan	29,567	22,326
Georgia	26,032	28,548
Colorado	18,382	20,889
Average claim paid:
Prime	$26.1	$24.1
Alt-A	35.6	36.5
A minus and below	28.3	27.0
Seconds	26.8	22.0
Total	$28.4	$26.9

A much higher level of claims exist in the auto states of Ohio, Michigan and Indiana, as problems with the domestic auto industry and related industries depress economic growth, employment and house prices in these states.

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

B.    Financial Guaranty (Defaults and Claims)

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

IV.    Loss Management

A.    Mortgage Insurance (Loss Management)

In 2006, we added significant resources to our mortgage insurance loss management team in order to better manage losses in an uncertain housing market. Loss management consists of approximately 55 full-time employees dedicated to avoiding or minimizing losses. These experienced specialists pursue opportunities to mitigate losses both before and after claims are received.

In our traditional mortgage insurance business, upon receipt of a valid claim, we generally have the following three settlement options:

(1)	Pay the maximum liability—determined by multiplying the claim amount by the applicable coverage percentage—and allow the insured lender to keep title to the property;

(2)	Pay the amount of the claim required to make the lender whole, commonly referred to as the deficiency amount (not to exceed our maximum liability) following an approved sale; or

(3)	Pay the full claim amount and acquire title to the property.

In general, we base our selection of a settlement option on the value of the property. In 2006, we settled 82% of claims by paying the maximum liability (compared to 77% of claims in 2005), 17% by paying the deficiency amount following an approved sale (compared to 22% of claims in 2005) and less than 1% by paying the full claim amount and acquiring title to the property (which was the same in 2005). Flat or declining property values in some regions of the United States during 2006 have made our loss management efforts more challenging. Should property values continue to remain flat or further decline, our ability to mitigate losses would be adversely affected, which would have an adverse effect on our business, financial condition and operating results.

For pre-claim default situations, our specialists focus on the following activities to reduce losses:

•	Communication with the insured or the insured’s servicer to ensure the timely and accurate reporting of default information;

•	Prompt and appropriate responses to all loss mitigation opportunities presented by the mortgage servicer; and

•

Proactive communication with the borrower, realtor or other individuals involved in the loss mitigation process to maximize results and to increase the likelihood of a completed loss mitigation transaction.

After a claim is received and/or paid our specialists focus on:

•	A review to ensure that program compliance and our master policy requirements have been met;

•	Analysis and prompt processing to ensure that valid claims are paid in an accurate and timely manner;

•	Responses to real estate owned (REO) loss mitigation opportunities presented by the insured;

•	Aggressive management and disposal of acquired real estate; and

•	Post-claim payment activities to maximize recoveries on various products including, when appropriate, the pursuit of deficiencies through subrogation and/or acquired rights.

Our Special Investigations Unit is responsible for identifying and investigating insured loans involving non-compliance with the terms of our master policy of insurance (or commitment letter for structured transactions) to ensure that claims are ultimately paid for, as agreed, upon valid and insurable risks. Much of our efforts involve the identification, investigation and reporting of mortgage fraud schemes that impact us. We coordinate our activities with legal counsel, law enforcement and fraud prevention organizations, and work to promote mortgage fraud awareness, detection and prevention among our personnel and client lenders.

B.    Financial Guaranty (Loss Management)

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

•

classification of credits as “intensified surveillance credits” when we determine that continued performance is questionable and, in the absence of a positive change, may result in a claim. A summary of our exposures to credits classified as “intensified surveillance credits” at December 31, 2006 and 2005 is included below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Financial Guaranty—Year Ended December 31, 2006 Compared to Year Ended December 31, 2005—Provision for Losses;” and

•

additional scrutiny of transactions over a specified amount or for which a covenant or compliance breach has occurred, including consideration of additional monitoring, discussion with industry experts, investment bankers, and others, and discussions with management and/or site visits.

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

As soon as our risk management department detects a problem, it works with the appropriate parties in an attempt to avoid a default. Loss mitigation can consist of restructuring the obligation, enforcing available security arrangements, working with the issuer to solve management or potential political problems and, if appropriate, exercising applicable rights to replace problem parties. Issuers typically are under no obligation to restructure insured transactions to prevent losses, but often do not want to be associated with an obligation that experiences losses. When appropriate, we discuss potential settlement options, either at our behest or that of our counterparties, regarding particular obligations with appropriate parties. On occasion, loss mitigation may include an early termination of our obligations, which could result in payments to or from us. To determine the appropriate loss mitigation approach, we generally consider various factors relevant to such insured transaction, which may include the current and projected performance of the underlying obligation (both on an expected case basis and stressed for more adverse performance and/or market circumstances that we expect), the likelihood that we will pay a claim in light of credit deterioration and reductions in available payment reserves and existing subordination, our total exposure to the obligation, expected future premium payments and the cost to us of pursuing such remedies.

V.    Risk Management

We consider effective risk management to be critical to our long-term financial stability. As such, we continuously enhance and integrate the risk management function across our business lines. In 2005, we created the executive position of Chief Risk Officer to enhance our corporate-wide credit processes, to further integrate our credit culture and to establish a single credit risk platform for analysis and valuation. The Chief Risk Officer is responsible for formulating corporate-wide credit policy, maintaining the economic capital methodology, assessing risk analytics and model integrity, maintaining underwriting standards, establishing and monitoring risk limits, and insuring adequate supporting technological and human resources are in place. The respective heads of risk management in the mortgage insurance and financial guaranty businesses report directly to the Chief Risk Officer.

We have implemented a credit committee structure applicable to both our mortgage insurance and financial guaranty businesses. Overseeing this credit committee structure is the Enterprise Risk Committee (the “ERC”), consisting of members of company-wide senior management. The ERC oversees individual credit committees organized by product line. These product-line committees include representatives of the product line, along with members of our credit policy, finance and legal departments. We believe that this credit committee structure enables us to more fully and consistently utilize the intelligence, knowledge, experience and skills available throughout our company to evaluate the risk in each of our subsidiary’s insurance in force and in proposed transactions. The credit committee structure also ensures that each transaction is approved by an appropriate group of individuals throughout the company and that no one individual or group of individuals from a single business line or department may commit the company to insure material or extraordinary items.

A committee of independent directors assists our full board of directors to execute its oversight responsibilities as it relates to our credit risk management policies and procedures, including heightening board-level awareness of the impact of developing risk trends on our portfolio and plans. The Chief Risk Officer provides the committee with a quarterly review of all aspects of our credit risk, including notable transactions and a quarterly assessment of the state of our risk management function.

In order to evaluate and review credit risk across the company, we have developed an internal economic capital methodology which allows us to attribute economic capital to each individual credit exposure within our portfolio. Economic capital provides us with a uniform risk measure for analyzing and valuing risk that is consistent across the mortgage insurance and financial guaranty businesses. The ability to measure risk in the same units allows us to set company-wide position limits for our portfolio that take into account both differences in loss probabilities for each credit and also for the correlation in loss probabilities across a portfolio of credit exposures. Economic capital is also the basis for calculating risk-adjusted returns on our capital (“RAROC”), which allows us to establish criteria for weighing the credit risk relative to the premium received.

Our economic capital methodology relies heavily on our ability to quantify the underlying risks of default and prepayment. We have established a Model Review and Advisory Committee to address the performance of our models. This company-wide committee is made up of representatives of our quantitative modeling groups in each business line with the chairperson reporting directly to the Chief Risk Officer. The results of the committee’s model reviews are reported to and approved by the ERC.

In addition to credit risk, we evaluate our risk by reviewing market risk, currency risk, interest-rate risk, operational risk and legal risk across all of our businesses on a regular basis.

A.    Mortgage Insurance (Risk Management)

Our mortgage insurance business has a comprehensive risk management function that includes individual risk managers aligned with our business channels as well as three distinct functions—Portfolio Management, Mortgage Risk Policy and Portfolio Quality Assurance—that operate across all mortgage insurance business channels. The Mortgage Insurance Risk Management group is focused on mortgage collateral and is responsible for overall credit policy creation and monitoring of compliance, portfolio management, limit setting and reporting, quantitative model creation and maintenance, comprehensive analytics and communication of credit related issues to management and our board of directors. This group reports directly to the Chief Risk Officer.

Risk tolerance policies are established by our Mortgage Risk Policy group to allow each of the mortgage business channels to operate within a predetermined set of acceptable risk parameters. Compliance with these policies is enforced in two ways: first, risk functions within each of the business channels report directly to our risk management group, with indirect reporting to each business channel manager; and second, by direct monitoring and enforcement by our Portfolio Quality Assurance department. Our Portfolio Management and Portfolio Analytics departments provide further surveillance at the portfolio level and coordinate with the business channels, which provide surveillance at the lender and loan level.

1.    Portfolio Management and Mortgage Risk Policy (Risk Management—Mortgage Insurance)

Portfolio Management oversees the allocation of economic capital within the mortgage insurance and mortgage related financial guaranty business. This group establishes the portfolio limits for product type, loan attributes, geographic concentration and counterparties and also is responsible for distribution of risk using risk transfer mechanisms such as captive reinsurance or the Smart Home arrangements discussed below under “Reinsurance—Ceded.”

Mortgage Risk Policy is responsible for establishing and maintaining all mortgage related credit risk policy around risk acceptance governance, counterparty, portfolio, operational and structured risks secured by or involving mortgage collateral. Mortgage Risk Policy also is responsible for establishing insurable risk guidelines for product types and loan attributes.

Portfolio Management—Risk Analytics.    Risk Analytics is responsible for all modeling functions in the mortgage insurance business. Risk Analytics estimates, implements and controls our proprietary Prophet Models® used in pricing our flow rate cards and structured transactions. Our proprietary Prophet Models® jointly estimate default and prepayment risk on all of our major product lines. Risk Analytics also reviews and approves all third party models used to approve loans for delegated mortgage insurance. Risk Analytics is also responsible for the economic capital model and RAROC pricing tools, builds and updates the reserve model for the mortgage insurance portfolio and oversees economic research.

Portfolio Management—Portfolio Analytics.    Portfolio Analytics is responsible for analyzing risk in our mortgage portfolio and performing a data and systems management function for the mortgage insurance business. Portfolio analysis involves analyzing risks to the portfolio from the market (e.g., the effects of changes in housing prices and interest rate movements) and analyzing risks from particular lenders, products, and geographic locales.

2.    Business Channel Risk Management (Risk Management—Mortgage Insurance)

The risk management department has business channel risk managers assigned to each of the mortgage business channels. These channels, which are discussed in more detail below in this Item 1 under “Sales and Marketing—Mortgage Insurance” are Capital Markets, Lender Solutions and International Mortgage. Responsibilities include counterparty and transaction assessment and portfolio management. Business channel risk managers ensure that appropriate due diligence is performed and that any transactions presented to the credit committees for approval include an accurate representation of the risks involved.

Risk Management—Capital Markets.    The Capital Markets function of risk management establishes risk tolerance levels for the Capital Markets business channel and manages both underwriting and the risk profile of the portfolio to established policy and limits, including managing the approval process for any exceptions to policy. The Capital Markets function oversees the allocation of economic capital within the channel and is responsible for surveillance of our non-traditional mortgage insurance portfolio. Further responsibilities in surveillance are the mark-to-market of derivative risk and ongoing assessment of variances in performance for possible changes to underwriting policy. Transactions generated by the business channel that are outside of pre-set delegated parameters or are non-traditional mortgage insurance structures are subject to credit committee approval, and also may require the approval of the ERC.

Risk Management—Lender Solutions.    The Lender Solutions function of risk management establishes and maintains risk tolerance levels for the Lender Solutions business channel. This includes counterparty management, underwriting and exception management, as well as managing the risk profile of the traditional mortgage insurance portfolio to established policy and limits. The Lender Solutions function works closely with our field sales team and our service centers to understand, provide solutions for and mitigate market risks. Lender Solutions also oversees the allocation of economic capital within this business channel and performs an ongoing assessment of performance variances for possible changes to underwriting policy.

Risk Management—International Mortgage.    The International Mortgage function of risk management establishes and maintains risk tolerance levels and manages underwriting for the International Mortgage Group. This includes setting insurable risk parameters, counterparty management, exception management and managing the risk profile of our international mortgage portfolio to established policy and limits. In order to better manage local risks, country risk managers are imbedded in the business where significant international mortgage risk exposure exists. Currently, mortgage risk managers are located in the United Kingdom and Australia. These risk managers report into the home office based mortgage risk management group. All international mortgage transactions require credit committee approval, and also may require the approval of the ERC.

3.    Portfolio Quality Assurance (Risk Management—Mortgage Insurance)

Portfolio Quality Assurance (“PQA”) is responsible for ensuring that credit and related risks that impact the quality of our portfolio of insured loans, the quality of loans underwritten by us or our delegated lenders and the quality of critical data used within our business are assessed, investigated and communicated so that management can make informed decisions about loss prevention, risk mitigation, and appropriate corrective action.

PQA is responsible for ensuring that our underwriting procedures and guidelines (as well as those of lenders and the GSEs) are followed by service center, contract underwriting and corporate operational support personnel through a loan re-underwriting and auditing program. PQA also conducts risk-based reviews of our delegated underwriting business. The results of our reviews are used to improve the quality of the business the lender submits to us for insurance. Issues that are raised in our reports and not resolved within a time period acceptable to us could result in restriction or termination of the lender’s delegated underwriting authority.

PQA also is responsible for executing a program of risk-based monitoring to evaluate the level of business channel and operational compliance with critical credit policies established by Mortgage Risk Policy, ensuring enforcement of credit policy and accountability on the part of the business and providing feedback to risk management for continual review and improvement of existing policies.

Recognizing that timely and accurate data are critical to the management of the mortgage insurance business, PQA also includes an information quality assurance function that identifies and recommends solutions for any significant credit-related information that does not meet internal or external customer’s expectations for accuracy, consistency, completeness, ease of use, or availability. System or data corrections, development of policies or procedures, standardization of business measures, training in the proper use of data, and the creation of tools to accurately communicate and report information are examples of the corrective actions taken as a result of our information quality efforts.

4.    Due Diligence on Structured Transactions (Risk Management—Mortgage Insurance)

We believe that understanding our business partners and customers is a key component of managing the risks posed by potential business transactions. Due diligence is performed by the business channels under policies issued by our Mortgage Risk Policy group. These due diligence reviews are precipitated either by a desire to develop an ongoing relationship with selected lenders, or by the submission of a proposed transaction by a given lender. Due diligence can take two forms: business-level and loan-level.

Our objective in business-level due diligence is to understand the lender’s business model in sufficient depth to assess whether the lender would be a viable long-term business partner and customer. Business-level due diligence may be performed on any prospective lender with whom a structured deal is contemplated and with whom we have had no recent business experience.

Loan-level due diligence is conducted on structured transactions (1) to determine whether appropriate underwriting guidelines have been adhered to and whether loans conform to our guidelines, (2) to evaluate data integrity and (3) to detect any fraudulent loans. The results of loan-level due diligence assist our mortgage insurance business in determining whether pending transactions should be consummated and, in the event it is consummated, to provide data that can be used to determine appropriate pricing. The results also provide the mortgage insurance business with a database of information on the quality of a particular lender’s underwriting practices for future reference. Automated tools such as fraud detection models and collateral valuation models are often used in this process.

5.    Reinsurance—Ceded (Risk Management—Mortgage Insurance)

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

In 2004, we developed an approach for reinsuring our non-prime risk. The arrangement, which we refer to as “Smart Home,” effectively transfers risk from our portfolio to investors in the capital markets. Each transaction begins with the formation of an unaffiliated, offshore reinsurance company. We then enter into an agreement with the Smart Home reinsurer pursuant to which we agree to cede to the reinsurer a portion of the risk (and premium) associated with a portfolio of loans, consisting mostly of non-prime residential mortgages, insured by us. The Smart Home reinsurer is funded in the capital markets through the issuance to investors of a series of separate classes of credit-linked notes. Each class relates to the loss coverage levels on the reinsured portfolio and is assigned a rating by one or more of the three major rating agencies. We typically retain the risk associated with the first-loss coverage levels, and we may retain or sell, in a separate risk transfer agreement, the risk associated with the AAA rated or most remote coverage level. Holders of the Smart Home credit-linked notes bear the risk of loss from losses that would be paid to us under the reinsurance agreement. The Smart Home reinsurer invests the proceeds of the notes in high-quality short-term investments approved by the rating agencies. Income earned on those investments and a portion of the reinsurance premiums that we pay are applied to pay interest on the notes as well as certain of the Smart Home reinsurer’s expenses. The rate of principal amortization of the credit-linked notes approximates the rate of principal amortization of the underlying mortgages.

Since August 2004, we have completed four Smart Home arrangements. Details of these transactions (aggregated) as of the initial closing of each transaction and as of December 31, 2006 are as follows:

	Initial	As of December 31, 2006
(In thousands)
Pool of mortgages (par value)	$14.7 billion	$10.1 billion
Risk in force (par value)	$3.9 billion	$2.6 billion
Notes sold to investors/risk ceded (principal amount)	$718.6 million	$653.0 million

Smart Home protects us against adverse loss development as we continue to take on higher risk, concentrated positions and unproven products. As a result, we consider Smart Home arrangements to be important to our ability to effectively manage our risk profile, especially in the non-prime market. At December 31, 2006, approximately 10.1% of our primary risk in force was included in Smart Home arrangements, compared to approximately 7.8% at December 31, 2005. In these transactions, we reinsured the middle layer risk positions, while retaining a significant portion of the total risk comprising the first-loss and most remote risk positions. Ceded premiums written and earned related to Smart Home for 2006 were $12.0 million and $12.3 million, respectively, compared to $3.5 million and $3.0 million, respectively, for 2005. There were no ceded losses in either 2006 or 2005 as a result of the Smart Home transactions.

We and other companies in the mortgage insurance industry also participate in reinsurance arrangements with mortgage lenders commonly referred to as “captive reinsurance arrangements.” See “Mortgage Insurance Business—Captive Reinsurance” in this Item 1.

B.    Financial Guaranty (Risk Management)

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

1.    Underwriting (Risk Management—Financial Guaranty)

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

2.    Surveillance (Risk Management—Financial Guaranty)

Financial guaranty also has a surveillance risk management department that is dedicated to the surveillance of our book of business. See “Loss Management—Financial Guaranty” in this Item 1 for information regarding this department.

VI.    Customers

A.    Mortgage Insurance (Customers)

The principal customers of our mortgage insurance business are mortgage originators such as mortgage bankers, mortgage brokers, commercial banks and savings institutions. This is the case even though individual mortgage borrowers generally incur the cost of primary mortgage insurance coverage. We also offer lender-paid mortgage insurance, in which the mortgage lender or loan servicer pays the mortgage insurance premiums. The cost of the mortgage insurance is then passed on to the borrower in the form of higher interest rates. In 2006, approximately 63% of our mortgage insurance was originated on a lender-paid basis, compared to approximately 70% in 2005, much of which resulted from structured transactions. This lender-paid business is highly concentrated among a few large mortgage-lending customers.

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

The number of individual primary mortgage insurance policies in force at December 31, 2006, was 785,814, compared to 787,324 at December 31, 2005, and 843,162 at December 31, 2004.

The top 10 mortgage insurance customers, measured by primary new insurance written, were responsible for 64.7% of our primary new insurance written in 2006, compared to 57.3% in 2005 and 46.7% in 2004. The largest single mortgage insurance customer (including branches and affiliates), measured by primary new insurance written, accounted for 18.6% of new insurance written during 2006, compared to 10.6% in 2005 and 9.6% in 2004. The top three mortgage insurance customers measured by pool new insurance written were responsible for 78.3% of our pool new insurance written for 2006, compared to 87.0% in 2005 and 95.8% in 2004. The largest single mortgage insurance customer (including branches and affiliates) measured by pool new insurance written accounted for 45.0% of pool new insurance written during 2006, compared to 42.6% in 2005 and 65.8% in 2004.

B.    Financial Guaranty (Customers)

Our direct financial guaranty insurance customers consist of many of the major global financial institutions that structure, underwrite or trade securities issued in public finance and structured finance obligations. These institutions typically are large commercial or investment banks that focus on high-quality deals in the public finance and structured finance markets.

As a reinsurer of financial guaranty obligations, our financial guaranty business has maintained close and long-standing relationships with most of the primary financial guaranty insurers. We believe that these long-term relationships provide us with a comprehensive understanding of the market and of the financial guaranty insurers’ underwriting guidelines and reinsurance needs. Our financial guaranty reinsurance customers consist mainly of the largest primary insurance companies licensed to write financial guaranty insurance and their foreign-based affiliates, including Ambac Assurance Corporation (“Ambac”), Financial Security Assurance Inc. (“FSAI”) and Financial Guaranty Insurance Company (“FGIC”). In 2006, these three primary insurers accounted for $91.3 million or 34.7% of the financial guaranty segment’s gross written premiums. One of these primary insurers accounted for $43.3 million or 19.3% of the financial guaranty segment’s gross written premiums in 2005. Excluding the 2005 recapture, two primary insurers accounted for $74.9 million or 26.8% of the financial guaranty segment’s gross written premiums. No other primary insurer accounted for more than 10% of the financial guaranty segment’s gross written premiums in either 2005 or 2006. The largest single customer of our financial guaranty business, measured by gross premiums written, accounted for 13.8% of gross premiums written during 2006, compared to 19.3% in 2005 (15.5% excluding the 2005 recapture) and 21.8% in 2004 (15.2% excluding the 2004 recapture).

VII.    Sales and Marketing

A.    Mortgage Insurance (Sales and Marketing)

In 2005, in an effort to more appropriately align our mortgage insurance business to meet the needs of a changing business environment resulting from lender consolidation, centralization, and a movement towards a more capital markets risk-based approach, we reorganized our sales and marketing efforts to focus on four separate channels of customers: Business Direct, Strategic Accounts, Capital Markets (which together represent our domestic mortgage insurance business) and International. In 2006, we further consolidated our domestic mortgage insurance business into two business channels—Lender Solutions, which focuses mainly on customers with traditional mortgage insurance needs, and Capital Markets, which focuses on customers that are likely to require our non-traditional product offerings and risk based solutions. Our international mortgage insurance operations continue to be conducted through a separate business channel—the International Mortgage Group.

Each of our mortgage insurance channels has a business manager with profit and loss responsibility and accountability. In addition, each channel has adopted a specific and focused approach to sustaining profitable growth. There is a priority of maximizing return on capital, enhancing top line and bottom line growth, and an ongoing pursuit of achieving efficiencies through cost reductions and increased productivity.

1.    Domestic Mortgage Insurance (Sales and Marketing—Mortgage Insurance)

Lender Solutions

The Lender Solutions channel focuses on customers with traditional mortgage insurance needs that require fewer solutions from our capital markets product offerings, as well as business from mortgage banking correspondents. Lender Solutions business represented approximately 39% of our total domestic mortgage insurance premiums written and 38% of total domestic mortgage insurance premiums earned in 2006.

Capital Markets

Our Capital Markets channel focuses on providing credit solutions for non-prime collateral through five main products: structured primary mortgage insurance, pool insurance, second-lien mortgage insurance, financial guaranty of NIMs and credit default swaps. The capital markets team works with investment banks, originators and whole loan aggregators to develop the most cost-effective credit enhancement structure possible. This ensures better access to the capital markets, and in turn, produces a lower cost of capital for our clients. In order to provide the best customer service possible, the capital markets business operates a pricing desk that works in concert with its clients’ analysts, as well as transaction managers who shepherd particular deals through closing. The Capital Markets channel also serves many large national accounts that are more likely to require credit enhancement solutions other than traditional mortgage insurance. There are two national account sales managers who are principally responsible for these relationships. Also included within the Capital Markets channel is a strategic account sales manager responsible for relationships and programs implemented with the GSEs. Capital Markets business represented approximately 61% of our total domestic mortgage insurance premiums written and 62% of total domestic mortgage insurance premiums earned in 2006.

Mortgage Insurance Sales Force

We employ a mortgage insurance field sales force of approximately 48 persons, organized into two regions, that provides local sales representation throughout the United States. Each of the two regions is supervised by a divisional sales manager who is directly responsible for several regional sales managers. The divisional sales managers are responsible for managing the profitability of business in their regions, including premiums, losses and expenses. The six regional sales managers are responsible for managing a sales force in different areas within the region. In addition, there are six account managers that manage specific accounts within a region that are not national accounts, but that need more targeted oversight and attention. Our sales force secures business from small and mid-sized regional customers for our Lender Solutions channel and also provides field support for large national accounts that are serviced by our Capital Markets channel.

Mortgage insurance sales personnel are compensated by salary, account profitability, commissions on new insurance written and a quarterly incentive component based on the achievement of various goals. During 2006, these goals were more focused on profitability and RAROC.

2.    International Mortgage Insurance (Sales and Marketing—Mortgage Insurance)

The International Mortgage Group is responsible for the development of mortgage opportunities outside the United States. With personnel located in London, Hong Kong, Philadelphia and Australia, the International Mortgage Group develops and underwrites both mortgage insurance and capital market products. Our primary geographical focus includes locations in Europe and Australia. We also are actively pursuing interests in India and Canada and have been exploring opportunities in other countries as well.

The International Mortgage Group is comprises approximately 25 professionals and works with mortgage lenders and originators, investment banks and other market intermediaries to identify market opportunities and credit risk management solutions. We are looking to expand our International Mortgage Group in 2007. In particular, we have been increasing our on-shore presence in Australia.

B.    Financial Guaranty (Sales and Marketing)

Our financial guaranty business develops its public finance business mainly through relationships with investment banks, commercial banks and financial advisors that provide financial and debt management services to, and intermediate transactions with, public finance borrowers. We, along with many of the financial entities underwriting this business, market directly to these intermediaries. We do not pay or otherwise reimburse these intermediaries for their services. We also have direct relationships with some issuers.

Our financial guaranty business originates its structured finance transaction flow principally by developing and maintaining strong relationships with the financial institutions, both in the United States and abroad, that are actively involved in the structured finance market. Our financial guaranty business develops its structured finance business through three primary business development units—asset-backed securities, CDOs and financial solutions. We have a dedicated structured finance business development team which reports directly to the head of our financial guaranty business’s structured products group, for the purpose of developing new clients. In addition, our financial guaranty business has a London-based team of structured finance professionals responsible for sales and marketing for European structured finance obligations that also reports to the head of financial guaranty structured products.

Our financial guaranty reinsurance business markets directly to primary financial guaranty insurers that write credit enhancement business. Our financial guaranty business’s goal is to meet the needs of the primary insurers, subject to our internal underwriting and risk management requirements.

VIII.    Competition

A.    Mortgage Insurance (Competition)

We compete directly with six other private mortgage insurers—Genworth Financial Inc., MGIC, PMI Mortgage Insurance Co., Republic Mortgage Insurance Company, Triad Guaranty Insurance Corporation and United Guaranty Corporation—some of which are subsidiaries of well-capitalized companies with stronger financial strength ratings and greater access to capital than we have. We also compete against various federal and state governmental and quasi-governmental agencies, principally the Federal Housing Administration (“FHA”), the Veterans’ Administration (“VA”) and state-sponsored mortgage insurance funds. Legislation is currently pending in the U.S. Congress to reform the FHA, which, if enacted, could provide the FHA with greater flexibility in establishing new products and increase the FHA’s competitive position against private mortgage insurers. We do not know whether this proposed legislation, which includes increasing the maximum loan amount that the FHA can insure and allowing the FHA to use risk-based pricing in setting its premiums, will be enacted, and, if enacted, what form the legislation may take. Governmental and quasi-governmental entities typically do not have the same capital requirements that we and other mortgage insurance companies have, and therefore, may have financial flexibility in their pricing and capacity that could put us at a competitive disadvantage. In the event that a government-owned or sponsored entity in one of our markets determines to reduce prices significantly or alter the terms and conditions of its mortgage insurance or other credit enhancement products in furtherance of social or other goals rather than a profit motive, we may be unable to compete in that market effectively, which could have an adverse effect on our financial condition and results of operations.

We compete for flow business with other private mortgage insurance companies on the basis of both service and price. The service-based component includes risk management services, loss mitigation efforts and management and field service organization and expertise. We also provide contract underwriting services and participate in arrangements such as captive reinsurance and affordable housing programs. We cede a significant portion of our mortgage insurance business to captive reinsurance companies through captive reinsurance arrangements. Premiums ceded to captive reinsurance companies in 2006 were $96.7 million, representing 11.7% of our total direct mortgage insurance premiums earned during 2006. Historically, these arrangements have reduced the profitability and return on capital in our mortgage insurance business. There have been a few recent cases in which the captive reinsurer has been required to pay claims.

We also face competition from an increasing number of alternatives to traditional private mortgage insurance, including:

•

mortgage lenders structuring mortgage originations to avoid private mortgage insurance, mostly through “80-10-10 loans” or other forms of simultaneous second loans. The use of simultaneous second loans has increased significantly during recent years and is likely to continue, albeit at a lower level. We expect that the recent passing of legislation making mortgage insurance tax deductible for certain homebuyers will make mortgage insurance more competitive with simultaneous second loans and will further contribute to an increase in the penetration rate of mortgage insurance in the mortgage market;

•	investors using other forms of credit enhancement such as credit default swaps or securitizations as a partial or complete substitute for private mortgage insurance; and

•	mortgage lenders and other intermediaries that forego third-party insurance coverage and retain the full risk of loss on their high-LTV loans.

We also compete for structured transactions with other mortgage insurers as well as capital market executions such as senior/subordinated security structures. Competition for this business generally is based both on price and on the percentage of a given pool of loans that we are willing to insure. Our capital markets business also is significantly influenced by credit spreads or the difference between the yield on the obligation if insured by us and the yield on the obligation if sold on an uninsured basis. If the value of the spread resulting from our insurance is not greater than the cost of our insurance, the issuer generally will choose to issue mortgage backed securities without credit enhancement. Accordingly, credit spreads are a significant factor in the issuer’s determination of whether to seek credit enhancement. As credit spreads tighten or the cost of our insurance increases vis-à-vis the market benefits of such insurance, the likelihood that issuers will choose to issue mortgage backed securities without credit enhancement increases.

B.    Financial Guaranty (Competition)

We are subject to competition from companies that specialize in financial guaranty insurance or reinsurance, including MBIA Insurance Corporation, Ambac, FGIC, FSAI, Assured Guaranty Corp., CDC IXIS Financial Guaranty, XL Capital Assurance Inc., XL Financial Assurance Ltd. and RAM Reinsurance Company. In addition, several multiline insurers have increased their participation in financial guaranty reinsurance and have formed strategic alliances with some of the U.S. primary financial guaranty insurers. We believe that competition from multiline reinsurers and new monoline financial guaranty insurers will continue to be limited due to (1) a lack of consistent dedication to the business from multiline insurers with the required financial strength; and (2) barriers to entry for new reinsurers posed by state insurance law and rating agency criteria governing minimum capitalization.

Competition in the financial guaranty reinsurance business is based on many factors, including overall financial strength, financial strength ratings, pricing and service. The rating agencies provide credit to a ceding company’s capital requirements and single risk limits for reinsurance that is ceded. The amount of this credit is in part determined by the financial strength rating of the reinsurer. Some of our competitors have greater financial resources than we have and are better capitalized than we are and/or have been assigned higher ratings by one or more of the major rating agencies. In addition, the rating agencies could change the level of credit they will allow a ceding company to take for amounts ceded to us and/or similarly rated reinsurers.

The majority of insured public finance and structured finance obligations are guaranteed by triple-A rated financial guaranty insurers. As a AA/Aa3-rated company, our financial guaranty business mainly targets distinct niches in the capital markets. There is generally a greater interest cost savings to an issuer by using triple-A rated credit enhancement as compared to our AA/Aa3 rated credit enhancement. However, financial guaranty insurance provided by a double-A provider also can provide significant value over uninsured executions in markets where the triple-A rated financial guaranty insurance is unavailable or uneconomical. In some markets, issuers and other counterparties receive no additional rating agency credit or regulatory relief from triple-A rated enhancement than they do with our AA/Aa3 enhancement, so our enhancement in these markets may be more economical. For example, under the Basel I and Basel II Capital Accords, there is no additional capital relief afforded to those using triple-A rated enhancement rather than our AA/Aa3 enhancement. See “Foreign Regulation—Basel II Capital Accord” below for more information regarding the Basel Accord.

Our financial guaranty insurance and reinsurance businesses also compete with other forms of credit enhancement, including letters of credit, guaranties and credit default swaps provided, in most cases, by banks and other financial institutions or governmental agencies, some of which have greater financial resources than we do and/or have been assigned the highest credit ratings awarded by one or more of the major rating agencies. Most of these forms of credit enhancement, however, serve to provide ceding companies with increased insurance capacity only for rating agency purposes. Unlike financial guaranty reinsurance, most of these forms of credit do not qualify as capital for state regulatory purposes, nor do they constitute credit against specific liabilities that would allow the ceding company greater single risk capacity. However, the laws applicable to those ceding companies domiciled in New York were amended in 2004 to permit such ceding companies to use certain credit default swaps meeting applicable requirements as collateral to offset statutory single limits, aggregate risk limits, aggregate net liability calculations and contingency reserve requirements. This regulatory change, which makes credit default swaps an alternative to traditional financial guaranty insurance, could result in a reduced demand for traditional monoline financial guaranty reinsurance, although we have not experienced this effect to date.

We also face competition from alternate transaction structures that permit issuers to securitize assets more cost-effectively without the need for other credit enhancement and from cash-rich investors seeking additional yield on their investments by foregoing credit enhancement. As discussed above with respect to our mortgage insurance capital markets business, our financial guaranty business is highly dependent on credit spreads. In a tight credit spread environment, as have existed recently, our financial guaranty insurance may be less attractive to issuers or other intermediaries that use alternative structures.

We also are seeing increased competition in our financial guaranty reinsurance business as a result of captive reinsurance arrangements involving our financial guaranty primary reinsurance customers.

IX.    Ratings

S&P, Moody’s and Fitch each rate the financial strength of our insurance subsidiaries. The rating agencies mainly focus on the following factors: capital resources; financial strength; commitment of management to, and alignment of stockholder interests with, the insurance business; demonstrated management expertise in our insurance business; credit analysis; systems development; risk management; marketing; capital markets and investment operations, including the ability to raise additional capital; and capital sufficient to meet projected growth and capital adequacy standards. As part of their rating process, S&P, Moody’s and Fitch may test our insurance subsidiaries by subjecting them to a “stress level scenario” in which losses over a stress period are tested against our capital level.

The financial strength rating assigned by the rating agencies to an insurance or reinsurance company is based on factors relevant to policyholders and is not intended to protect that company’s equity holders. A financial strength rating is neither a rating of securities nor a recommendation to buy, hold or sell any security. Financial strength ratings are an indication to an insurer’s customers of the insurer’s present financial strength and its capacity to honor its future claims payment obligations. Therefore, ratings generally are considered critical to an insurer’s ability to compete for new insurance business.

We have been assigned a senior debt rating of A+ by Fitch, A by S&P and A2 by Moody’s. Our principal insurance subsidiaries have been assigned the following financial strength ratings:

	MOODY’S	MOODY’S OUTLOOK	S&P	S&P OUTLOOK	FITCH	FITCH OUTLOOK
Radian Guaranty	Aa3	Stable	AA	Stable	AA	Stable
Radian Insurance	Aa3	Stable	AA	Stable	AA	Stable
Amerin Guaranty	Aa3	Stable	AA	Stable	AA	Stable
Radian Europe Limited	—	—	AA	Stable	AA	Stable
Radian Australia Limited	—	—	—	—	—	—
Radian Asset Assurance	Aa3	Stable	AA	Stable	AA	Negative
Radian Asset Assurance Limited	Aa3	Stable	AA	Stable	AA	Negative

The rating agencies can change or withdraw their financial strength ratings at any time. On June 29, 2006, S&P affirmed the AA financial strength rating, and revised its outlook upward to stable, for Radian Asset Assurance. S&P also affirmed Radian Group Inc.’s A credit rating and revised its outlook for Radian Group upward to stable. Similarly, on July 3, 2006, S&P affirmed the AA financial strength rating and revised its outlook upward to stable for RAAL, and in November 2006, Moody’s assigned RAAL a Aa3 financial strength rating with a stable outlook. In 2006, Radian Europe was assigned an initial AA financial strength rating with a stable outlook by both S&P and Fitch, and in February 2007, in connection with the announcement of our agreement to merge with MGIC, Moody’s placed under review for possible upgrade the A2 senior debt rating of Radian Group Inc. and the Aa3 insurance financial strength ratings of our mortgage insurance subsidiaries. Also in connection with the announcement of the merger, Fitch affirmed its AA financial strength ratings for Radian Asset Assurance and RAAL and maintained its negative outlook for these insurers.

If the financial strength ratings assigned to any of our mortgage insurance subsidiaries were to fall below “Aa3” from Moody’s or the “AA-” level from S&P and Fitch, then national mortgage lenders and a large segment of the mortgage securitization market, including the GSEs, would not likely purchase mortgages or mortgage-backed securities insured by that subsidiary. Any downgrade of the ratings assigned to our financial guaranty subsidiaries would limit the desirability of their respective direct insurance products and would reduce the value of Radian Asset Assurance’s reinsurance, even to the point where primary insurers may be unwilling to continue to cede insurance to Radian Asset Assurance at attractive rates. In addition, many of Radian Asset Assurance’s reinsurance agreements give the primary insurers the right to recapture business ceded to Radian Asset Assurance under these agreements, and in some cases, the right to increase commissions charged to Radian Asset Assurance if Radian Asset Assurance’s insurance financial strength rating is downgraded below specified levels. For example, downgrades that occurred in October 2002 and in May 2004 triggered these recapture rights. See Note 2 of Notes to Consolidated Financial Statements for more information regarding these downgrades and the resulting recapture of business by two of our primary insurer customers. There are no remaining recapture rights with respect to any prior downgrades of our insurance subsidiaries. In addition, the merger with MGIC will provide certain of our primary insurer customers with similar recapture rights. See Note 18 of Notes to Consolidated Financial Statements for more information regarding these recapture rights and the potential impact upon Radian Asset Assurance and the company upon consummation of the merger with MGIC.

X.    Investment Policy and Portfolio

Our income from our investment portfolio is one of our primary sources of cash flow to support our operations and claim payments.

We follow an investment policy that, at a minimum, requires:

•

95% of our investment portfolio to consist of cash equivalents and debt securities (including redeemable preferred stock) that, at the date of purchase, were rated investment grade by a nationally recognized rating agency (e.g., “BBB” or better by S&P); and

•

At least 50% of our investment portfolio to consist of cash, cash equivalents and debt securities (including redeemable preferred stock) that, at the date of purchase, were rated the highest investment grade by a nationally recognized rating agency (e.g., AAA by S&P).

Under our investment policy, which is applied throughout our company on a consolidated risk and asset allocation basis, we are permitted to invest in equity securities (including convertible debt and convertible preferred stock), provided our equity component does not exceed 20% of our total investment portfolio and at least 95% of the portfolio is investment grade. We manage our investment portfolio to minimize exposure to interest rate volatility through active portfolio management and intensive monitoring of investments to ensure a proper mix of the types of securities held and to stagger the maturities of fixed-income securities. Our investment policy focuses on the generation of optimal after-tax returns, stable tax-efficient current returns, and the preservation and growth of capital.

Oversight responsibility of our investment portfolio rests with Radian management—allocations are set by periodic asset allocation studies, calibrated by risk and return and after-tax considerations, and are approved by the Investment Committee of our board of directors. Manager selection, monitoring, reporting and accounting (including valuation) of all assets are performed by Radian management. We manage over 70% of the portfolio—the portion of the portfolio largely consisting of municipal bonds and short term investments—internally, with the remainder managed by eight external managers. External managers are selected by Radian management based primarily upon the allocations approved by Radian’s Investment Committee as well as factors such as historical returns and stability of management. Management’s selections are presented and approved by the Investment Committee.

We review our investment portfolio on at least a quarterly basis for declines in the fair value of securities below the amortized cost basis of such securities that are considered to be other-than-temporary, and we recognize declines in earnings if the security has not been sold. If the fair value of a security is below the cost basis, and it is judged to be other-than-temporary, the cost basis of the individual security is written down to fair value through earnings as a realized loss and the fair value becomes the new basis. During 2006, we recorded approximately $10.6 million of charges related to declines in the fair value of securities (primarily small cap value stocks and convertible securities) considered to be other-than-temporary. There were no such charges in 2005. At December 31, 2006 and 2005, there were no other investments held in the portfolio that were determined to be other-than-temporarily impaired.

At December 31, 2006, our investment portfolio had a cost basis of $5,466.2 million, a carrying value of $5,745.3 million and a market value of $5,747.8 million, including $238.7 million of short-term investments. Our investment portfolio did not include any real estate or mortgage loans. The portfolio included 56 privately placed, investment-grade securities with an aggregate carrying value of $63.0 million. At December 31, 2006, 97.9% of our investment portfolio (which includes fixed maturities and equity securities) consisted of cash equivalents and debt securities (including redeemable preferred stock) that were rated investment grade.

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

A.    Investment Portfolio Diversification (Investment Policy and Portfolio)

The diversification of our investment portfolio (other than short-term investments) at December 31, 2006, is as follows:

	December 31, 2006
	Amortized Cost	Fair Value	Percent (1)
	(In thousands)
Fixed maturities held to maturity (2):
State and municipal obligations	$84,314	$86,817	100.0%

Total	84,314	86,817	100.0%

Fixed maturities available for sale:
U.S. government securities (3)	105,362	105,840	2.2%
U.S. government-sponsored enterprises	31,102	30,824	0.6
State and municipal obligations	3,709,080	3,848,971	77.0
Corporate obligations	101,775	103,317	2.1
Convertible securities	310,949	319,198	6.4
Asset-backed securities	260,929	258,247	5.4
Redeemable preferred stocks	114,348	123,414	2.4
Private placements	61,032	63,027	1.3
Foreign governments	123,473	122,935	2.6

Total	4,818,050	4,975,773	100.0%

Equity securities	222,444	298,235
Trading securities	87,009	128,202
Other invested assets (4)	15,727	20,126

Total	$5,227,544	$5,509,153

(1)	Percentage of amortized cost.
(2)	All security types listed, other than U.S. government securities, consist mostly of investment-grade securities.
(3)	Substantially all of these securities are backed by the full faith and credit of the U.S. government.
(4)	The fair value of other invested assets is based on carrying value for equity-method investments and cost for cost-method investments.

B.    Investment Portfolio Scheduled Maturity (Investment Policy and Portfolio)

The weighted average duration of the assets in our investment portfolio as of December 31, 2006, was 5.62 years. The following table shows the scheduled maturities of the securities held in our investment portfolio at December 31, 2006:

	December 31, 2006
	Carrying Value	Percent
	(In thousands)
Short-term investments	$238,677	4.2%
Less than one year (1)	49,852	0.9
One to five years (1)	527,650	9.2
Five to ten years (1)	775,293	13.5
Over ten years (1)	3,325,631	57.9
Asset-backed securities	258,247	4.5
Redeemable preferred stocks (2)	123,414	2.1
Equity securities (2)	298,235	5.2
Trading securities (2)	128,202	2.2
Other invested assets (2)	20,126	0.3

Total	$5,745,327	100.0%

(1)	Actual maturities may differ as a result of calls before scheduled maturity.
(2)	No stated maturity date.

C.    Investment Portfolio by S&P Rating (Investment Policy and Portfolio)

The following table shows the ratings by S&P of our investment portfolio (other than short-term investments) as of December 31, 2006:

	December 31, 2006
	Carrying Value	Percent
	(In thousands)
Rating (1)
Fixed maturities:
U.S. government and agency securities	$136,664	2.5%
AAA	2,983,376	54.2
AA	828,884	15.0
A	526,936	9.6
BBB	347,506	6.3
BB and below and other (2)	13,779	0.3
Not rated (3)	222,942	4.0
Trading securities	128,202	2.3
Equity securities	298,235	5.4
Other invested assets	20,126	0.4

Total	$5,506,650	100.0%

(1)	As assigned by S&P as of December 31, 2006.
(2)	Securities in this category have been rated non-investment grade by S&P as of December 31, 2006.
(3)	Securities in this category have not been rated by S&P as of December 31, 2006, but have been rated investment grade as of December 31, 2006 by at least one other nationally recognized securities rating agency.

XI.    Regulation

A.    State Regulation (Regulation)

We and our insurance subsidiaries are subject to comprehensive, detailed regulation principally designed for the protection of policyholders, rather than for the benefit of investors, by the insurance departments in the various states where our insurance subsidiaries are licensed to transact business. Insurance laws vary from state to state, but generally grant broad supervisory powers to agencies or officials to examine insurance companies and enforce rules or exercise discretion affecting almost every significant aspect of the insurance business.

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

Our insurance subsidiaries’ premium rates and policy forms are generally subject to regulation in every state in which the insurers are licensed to transact business. These regulations are intended to protect policyholders against the adverse effects of excessive, inadequate or unfairly discriminatory rates and to encourage competition in the insurance marketplace. In most states, premium rates and policy forms must be filed and, in some states approved, before their use. Changes in premium rates may be subject to justification, generally on the basis of the insurer’s loss experience, expenses and future trend analysis. The general default experience in the mortgage insurance industry also may be considered with regard to mortgage insurers.

Mortgage insurers in the United States generally are restricted to writing residential mortgage guaranty insurance, and financial guaranty insurers generally are restricted to writing financial guaranty insurance. Our non-insurance businesses, which consist of mortgage insurance-related services, are not generally subject to regulation under state insurance laws.

Radian Guaranty is domiciled and licensed in Pennsylvania as a stock casualty insurance company authorized to carry on the business of mortgage guaranty insurance pursuant to the provisions of the Pennsylvania insurance law and related rules and regulations governing property and casualty insurers. In addition to Pennsylvania, Radian Guaranty is authorized to write mortgage guaranty insurance (or in certain states where there is no specific authorization for mortgage guaranty insurance, the applicable line of insurance under which mortgage guaranty is regulated), in each of the other states, the District of Columbia and Guam. Radian Guaranty must maintain both a reserve for unearned premiums and for incurred losses and a special, formulaically derived contingency reserve to protect policyholders against the impact of excessive losses occurring during adverse economic cycles. The contingency reserve may be drawn on under specified but limited circumstances.

Radian Insurance is domiciled and licensed in the Pennsylvania as a stock casualty insurance company authorized to carry on the business of credit insurance or guaranty insurance pursuant to the provisions of the Pennsylvania insurance law and related rules and regulations governing property and casualty insurers. Radian Insurance must maintain both a reserve for unearned premiums and for incurred losses and a special, formulaically derived contingency reserve to protect policyholders against the impact of excessive losses occurring during adverse economic cycles. The contingency reserve may be drawn on under specified but limited circumstances.

Amerin Guaranty is domiciled and licensed in Illinois as a mortgage guaranty insurer and is subject to the provisions of the Illinois insurance law and related rules and regulations governing property-casualty insurers. In addition to Illinois, Amerin Guaranty is authorized to write mortgage guaranty insurance (or in certain states where there is no specific authorization for mortgage guaranty insurance, the applicable line of insurance under which mortgage guaranty is regulated), in each of the other states except Rhode Island (Amerin operates under an industrial insured exemption in Rhode Island) and the District of Columbia. Amerin Guaranty must maintain both a reserve for unearned premiums and for incurred losses and a special, formulaically derived contingency reserve to protect policyholders against the impact of excessive losses occurring during adverse economic cycles. The contingency reserve may be drawn on under specified but limited circumstances.

Radian Asset Assurance is domiciled and licensed in New York as a financial guaranty insurer and is subject to all other provisions of the New York insurance law and related rules and regulations governing property-casualty insurers to the extent these provisions are not inconsistent with the New York financial guaranty insurance statute. Radian Asset Assurance is also licensed under the New York insurance law to write surety insurance and credit insurance. In addition to New York, Radian Asset Assurance is authorized to write financial guaranty and surety insurance (or in one state where there is no specific authorization for financial guaranty insurance, credit insurance) in each of the other states, the District of Columbia, Guam and the United States Virgin Islands. Radian Asset Assurance must maintain both a reserve for unearned premiums and for incurred losses and a special, formulaically derived contingency reserve to protect policyholders against the impact of excessive losses occurring during adverse economic cycles. The contingency reserve may be drawn on under specified but limited circumstances with approval of the Commissioner of the New York Insurance Department.

Each insurance subsidiary is required by its state of domicile and each other jurisdiction in which it is licensed to transact business to make various filings with those jurisdictions and with the National Association of Insurance Commissioners, including quarterly and annual financial statements prepared in accordance with statutory accounting practices. In addition, our insurance subsidiaries are subject to examination by the insurance departments of each of the states in which they are licensed to transact business.

1.    Insurance Holding Company Regulation (Regulation—State Regulation)

We are an insurance holding company and our insurance subsidiaries belong to an insurance holding company system. All states have enacted legislation regulating insurance companies in an insurance holding company system. These laws generally require the insurance holding company to register with the insurance regulatory authority of each state in which its insurance subsidiaries are domiciled as well as its state of domicile and to furnish to this regulator financial and other information concerning the holding company and its affiliated companies within the system that may materially affect the operations, management or financial condition of insurers within the system.

Because we are an insurance holding company, and because Radian Guaranty and Radian Insurance are Pennsylvania insurance companies, Amerin Guaranty is an Illinois insurance company, and Radian Asset Assurance is a New York insurance company, the Pennsylvania, Illinois and New York insurance laws regulate, among other things, certain transactions in our common stock and certain transactions between us, our insurance subsidiaries and other parties affiliated with us. Specifically, no person may, directly or indirectly, offer to acquire or acquire “control” of us or our insurance subsidiaries, unless that person files a statement and other documents with the Commissioner of Insurance of the state in which such target company is domiciled and obtains the Commissioner’s prior approval. The Commissioner may hold a public hearing on the matter. In addition, material transactions between us, our insurance subsidiaries and our affiliates are subject to certain conditions, including that they be “fair and reasonable.” These restrictions generally apply to all persons controlling or who are under common control with us or our insurance subsidiaries. Certain transactions between us, our insurance subsidiaries or our affiliates may not be entered into unless the applicable Commissioner of Insurance is given 30 days’ prior notification and does not disapprove the transaction during that 30-day period.

2.    Dividends (Regulation—State Regulation)

Radian Guaranty’s and Radian Insurance’s ability to pay dividends on their common stock is restricted by certain provisions of the insurance laws of Pennsylvania. Under Pennsylvania’s insurance laws, dividends and other distributions may only be paid out of an insurer’s unassigned surplus unless the Pennsylvania Insurance Commissioner approves additional dividends. Radian Guaranty and Radian Insurance had positive unassigned surpluses at December 31, 2006 of $302.5 million and $92.2 million, respectively. In addition, without the prior approval of the Pennsylvania Insurance Commissioner, an insurer only may pay dividends during any 12-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders’ surplus, or (ii) the preceding year’s statutory net income. In accordance with this test, $384.7 million and $62.8 million would be available for dividends from Radian Guaranty and Radian Insurance, respectively, in 2007. Radian Insurance has not paid any dividends to Radian Guaranty, its immediate parent company. Radian Guaranty paid $150 million in dividends to us in 2006.

Amerin Guaranty’s ability to pay dividends on its common stock is restricted by certain provisions of the insurance laws of Illinois. The insurance laws of Illinois establish a test limiting the maximum amount of dividends that may be paid from unassigned surplus by an insurer without prior approval by the Illinois Insurance Commissioner. Under this test, Amerin Guaranty may pay dividends during any 12-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders’ surplus, or (ii) the preceding year’s statutory net income. In accordance with this test, $20.2 million would be available for dividends in 2007 without prior regulatory approval.

Radian Asset Assurance’s ability to pay dividends is restricted by certain provisions of the insurance laws of New York. Under the New York insurance laws, Radian Asset Assurance may only declare or distribute dividends from earned surplus. Unless the company has prior approval from the New York Superintendent of Insurance, the company can only pay a dividend, which when totaled with all other dividends declared or distributed by it during the preceding twelve months, is the lesser of 10% of its surplus to policyholders as shown by its last statement on file with the Superintendent of Insurance, or 100% of adjusted net investment income. At December 31, 2006, Radian Asset Assurance had $100.1 million available for dividends that could be paid in 2007 without prior approval.

3.    Risk-to-Capital (Regulation—State Regulation)

A number of states limit a private mortgage insurer’s risk in force to 25 times the total of the insurer’s policyholders’ surplus, plus the statutory contingency reserve. This is commonly known as the “risk-to-capital” requirement. As of December 31, 2006, the consolidated risk-to-capital ratio for our mortgage insurance business was 10.4 to 1 compared to 11.6 to 1 as of December 31, 2005.

4.    Reserves (Regulation—State Regulation)

For statutory reporting, mortgage insurance companies are required annually to provide for additions to their contingency reserve in an amount equal to 50% of earned premiums. Such amounts cannot be withdrawn for a period of 10 years except under certain circumstances. The contingency reserve, designed to be a reserve against catastrophic losses, essentially restricts dividends and other distributions by mortgage insurance companies. We classify the contingency reserve as a statutory liability. At December 31, 2006, Radian Guaranty had statutory policyholders’ surplus of $496.1 million and a contingency reserve of $2.7 billion, Amerin Guaranty had statutory policyholders’ surplus of $202.1 million and Radian Insurance had statutory policyholders’ surplus of $627.9 million and a contingency reserve of $117.4 million.

Our financial guaranty business must establish a contingency reserve in an amount equal to the greater of 50% of premiums written or a stated percentage of the principal guaranteed, ratably over 15 to 20 years depending on the category of obligation insured in accordance with the most stringent state requirements. Reinsurers are required to establish a contingency reserve equal to their proportionate share of the reserve established by the ceding company. At December 31, 2006, Radian Asset Assurance had statutory policyholders’ surplus of $1,001.3 million and a contingency reserve of $336.7 million.

5.    Reinsurance (Regulation—State Regulation)

Restrictions apply under the laws of several states to any licensed company ceding business to an unlicensed reinsurer. Under those laws, if a reinsurer is not admitted, authorized or approved in such state, the company ceding business to the reinsurer cannot take credit in its statutory financial statements for the risk ceded to the reinsurer without compliance with certain reinsurance security requirements. Several states limit the amount of risk a mortgage insurer may retain with respect to coverage on an insured loan to 25% of the insured’s claim amount. Coverage in excess of 25% (i.e., deep coverage) must be reinsured.

6.    Accreditation (Regulation—State Regulation)

The National Association of Insurance Commissioners instituted the Financial Regulatory Accreditation Standards Program, known as “FRASP,” in response to federal initiatives to regulate the business of insurance. FRASP provides standards intended to establish effective state regulation of the financial condition of insurance companies. FRASP requires states to adopt certain laws and regulations, institute required regulatory practices and procedures, and have adequate personnel to enforce these items in order to become accredited. In accordance with the National Association of Insurance Commissioners’ Model Law on Examinations, accredited states are not permitted to accept certain financial examination reports of insurers prepared solely by the insurance regulatory agencies of non-accredited states. Although the State of New York is not accredited, no state where Radian Asset Assurance is licensed has refused to accept the New York Insurance Department’s Reports on Examination for Radian Asset Assurance. We cannot be certain that, if the New York Insurance Department remains unaccredited, other states that are accredited will continue to accept financial examination reports prepared solely by the New York Insurance Department. We do not believe that the refusal by an accredited state to continue accepting financial examination reports prepared by the New York Insurance Department would have a material adverse impact on our insurance businesses.

B.    Federal Regulation (Regulation)

1.    Mortgage Insurance Tax Deductibility (Regulation—Federal Regulation)

On December 20, 2006, federal legislation was enacted making mortgage insurance premiums tax deductible. The legislation allows borrowers with adjusted gross incomes of $100,000 or less ($50,000 in the case of a married individual filing a separate return) to deduct the full amount of their mortgage insurance premiums paid in 2007. Borrowers making between $100,000 and $110,000 will be eligible to write off a portion of the premiums paid in 2007. The new legislation applies to loans closing on or after January 1, 2007 and to both purchase and refinance transactions. Unless extended, the new legislation expires December 31, 2007. We believe this legislation, which remains subject to interpretation by the Internal Revenue Service, will make our mortgage insurance products more competitive with “80-10-10 loans” and other forms of simultaneous second loans, which were often viewed by homebuyers and others as more favorable than loans with mortgage insurance because of the tax deductibility associated with the first and second mortgage payments.

2.    RESPA (Regulation—Federal Regulation)

The origination or refinance of a federally regulated mortgage loan is a settlement service, and therefore, subject to RESPA. In December 1992, regulations were issued stating that mortgage insurance also is a settlement service. As a result, mortgage insurers are subject to the anti-referral provisions of Section 8(a) of RESPA, which provide, in essence, that mortgage insurers are prohibited from paying anything of value to a mortgage lender in consideration of the lender’s referral of business to the mortgage insurer. Although many states prohibit mortgage insurers from giving rebates, RESPA has been interpreted to cover many non-fee services as well. The U.S. Department of Housing and Urban Development’s (“HUD”) interest in pursuing violations of RESPA has increased the awareness of both mortgage insurers and their customers of the possible sanctions resulting from a violation of RESPA. HUD, as well as the insurance commissioner or an attorney general of any state, may conduct investigations, levy fines and other sanctions or enjoin future violations of

RESPA. We and other mortgage insurers have faced private lawsuits alleging, among other things, that our captive reinsurance arrangements, as well as pool insurance and contract underwriting services, constitute unlawful payments to mortgage lenders under RESPA. Although to date we have successfully defended against all such lawsuits on the basis that the plaintiffs lacked standing, we cannot be certain that we will have continued success defending against similar lawsuits.

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

In February 2006, we and other mortgage insurers received a second letter from the New York insurance department seeking documentation and a description of the due diligence that we perform in selecting reinsurers for our mortgage insurance risk. The letter indicates that the New York insurance department is seeking evidence from us to rebut the assertion that the premiums we pay under our captive reinsurance arrangements constitute an inducement or compensation to lenders for doing business with us and to bolster a claim that it is difficult or impossible to obtain mortgage reinsurance from non-captive reinsurers. We submitted a response to the New York insurance department for Radian Guaranty in March 2006 and for Amerin in May 2006, as requested. We have had no further inquiries from the insurance department about either company.

In addition to the New York inquiry, other mortgage insurers have received subpoenas from the Minnesota Insurance Commissioner relating to their captive reinsurer arrangements, and public reports have indicated that both the Colorado and North Carolina Insurance Commissioners were considering investigating or reviewing captive mortgage reinsurance arrangements. Insurance departments or other officials in other states may also conduct such investigations or reviews. Although we believe that all of our captive reinsurance arrangements transfer risk to the captive reinsurer at a premium rate that is commensurate with the risk, we cannot be certain that we will be able to successfully defend against any alleged violations of RESPA or other laws.

HUD proposed a rule under RESPA to create an exemption from Section 8(a) of RESPA. The proposed rule would have made the exemption available to lenders that, at the time a borrower submits a loan application, give the borrower a firm, guaranteed price for all the settlement services associated with the loan, commonly referred to as “bundling.” In 2004, HUD indicated its intention to abandon the proposed rule and to submit a revised proposed rule to the U.S. Congress. HUD began looking at the reform process again in 2005 and there may be a new proposed rule as early as 2007. If bundling is exempted from RESPA, mortgage lenders may have increased leverage over us and the premiums we are able to charge for mortgage insurance could be negatively affected.

3.    Home Mortgage Disclosure Act of 1975 (“HMDA”) (Regulation—Federal Regulation)

Most originators of mortgage loans are required to collect and report data relating to a mortgage loan applicant’s race, nationality, gender, marital status and census tract to HUD or the Federal Reserve under the HMDA. The purpose of the HMDA is to detect possible discrimination in home lending and, through disclosure, to discourage this discrimination. Mortgage insurers are not required pursuant to any law or regulation to report HMDA data, although under the laws of several states, mortgage insurers are currently prohibited from discriminating on the basis of certain classifications.

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

4.    Mortgage Insurance Cancellation (Regulation—Federal Regulation)

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

5.    Freddie Mac and Fannie Mae (Regulation—Federal Regulation)

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

Fannie Mae and Freddie Mac have programs that allow for lower levels of required mortgage insurance coverage for certain low-down-payment 30-year fixed-rate loans approved through their automated underwriting systems. Under these programs the GSEs replace a portion of their standard mortgage insurance coverage with a reduced layer of coverage.

The Office of Federal Housing Enterprise Oversight issued new risk-based capital regulations for Freddie Mac and Fannie Mae, which took effect September 13, 2002. The most relevant provision to us is a distinction between AAA rated insurers and AA rated insurers. The new regulations impose a lesser credit reduction for Fannie Mae and Freddie Mac for exposure ceded by them to AAA rated insurers (only one mortgage insurer currently is rated AAA), as compared to AA rated insurers. As a result, there may be an incentive for the GSEs to prefer private mortgage insurance provided by the AAA rated insurer, although this has not occurred to this point. The provisions of the new regulations are to be phased in over a 10-year period commencing on the effective date of the regulation.

Fannie Mae and Freddie Mac require that we participate in “affordable housing” programs that they maintain to provide for loans to low- and moderate-income borrowers. These programs usually include 95s, 97s and 100s, and may require the liberalization of certain underwriting guidelines to achieve the programs’ objectives. Our default experience on loans that we insure through these programs has been worse than on non-”affordable housing” loans, but our participation in these programs does not constitute a material amount of our risk in force.

6.    Indirect Regulation (Regulation—Federal Regulation)

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

The FHA single-family loan limits were raised effective January 1, 2006. The 2006 limits range from $200,160 in low-cost areas to $362,790 in high-cost areas. The limits did not change effective January 1, 2007. We do not believe that demand for private mortgage insurance has been or will be materially adversely affected by this change.

In October 2006, the federal banking regulators (Office of the Comptroller of the Currency, Treasury (OCC); Board of Governors of the Federal Reserve System (Board); Federal Deposit Insurance Corporation (FDIC); Office of Thrift Supervision, Treasury (OTS); and National Credit Union Administration (NCUA)) issued joint interagency guidance on non-traditional mortgage loans. The guidance was developed to address what the regulators identified as the risks associated with the growing use of mortgage products that allow borrowers to defer payment of principal and, sometimes, interest. While the guidance does not have legally binding effect on lenders, the provisions are used by federal bank examiners to determine whether regulated institutions are in compliance with recommended underwriting and risk management practices. As a result, lenders often are influenced to adjust their business practices in order to conform with currently prevailing guidance. The guidance includes a focus on tightening underwriting and credit standards for non-traditional loans. Simultaneous second lien loans (which typically are utilized in lieu of mortgage insurance) are among the factors cited in the guidance as a risk factor when used in conjunction with non-traditional loan features. The guidance cites the use of mortgage insurance as a mitigating factor for lenders to reduce risk in non-traditional loan products.

C.    Foreign Regulation (Regulation)

We also are subject to certain regulation in various foreign countries, namely the United Kingdom, Hong Kong and Bermuda, as a result of our operations in those jurisdictions.

In the United Kingdom, we are subject to regulation by the FSA. The FSA periodically performs a formal risk assessment of insurance companies or groups carrying on business in the United Kingdom. After each risk assessment, the FSA will inform the insurer of its views on the insurer’s risk profile. This will include details of any remedial action that the FSA requires. The FSA also supervises the management of insurance companies through the approved persons regime, by which any appointment of persons to perform certain specified “controlled functions” within a regulated entity, must be approved by the FSA.

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

Our United Kingdom subsidiaries are prohibited from declaring a dividend to their shareholders unless they have “profits available for distribution.” The determination of whether a company has profits available for distribution is based on its accumulated realized profits less its accumulated realized losses.

The acquisition of “control” of any United Kingdom insurance company will require FSA approval. For these purposes, a party that “controls” a United Kingdom insurance company includes any company or individual that (together with its or his associates) directly or indirectly acquires 10% or more of the shares in a United Kingdom authorized insurance company or its parent company, or is entitled to exercise or control the exercise of 10% or more of the voting power in such authorized insurance company or its parent company. In considering whether to approve an application for approval, the FSA must be satisfied that the acquirer is both a fit and proper person to have such “control” and that the interests of consumers would not be threatened by such acquisition of “control.” Failure to make the relevant prior application could result in action being taken against our United Kingdom subsidiaries by the FSA.

By reason of Radian Insurance’s authorization, in September 2006, to conduct insurance business through a branch in Hong Kong, we also are subject to regulation by the Hong Kong Insurance Authority (“HKIA”). The HKIA’s principal purpose is to supervise and regulate the insurance industry, primarily for the protection of policy holders and the stability of the industry. Hong Kong insurers are required by the Insurance Companies Ordinance to maintain minimum capital as well as an excess of assets over liabilities of not less than a required solvency margin, which is determined on the basis of a statutory formula. Foreign-owned insurers are also required to maintain assets in Hong Kong in an amount sufficient to ensure that assets will be available in Hong Kong to meet the claims of Hong Kong policy holders if the insurer should become insolvent. The HKIA also reviews the backgrounds and qualifications of insurance companies’ directors and key local management to ensure that these “controllers” are “fit and proper” to hold their positions, and has the authority to approve or disapprove key appointments.

D.    Basel II Capital Accord (Regulation)

The Basel II Capital Accord represents a proposal by the Basel Committee on Banking Supervision (BCBS), consisting of bank supervisors and central bankers from 13 countries, to revise the international standards for measuring the adequacy of a bank’s capital. The implementation of the Basel II Capital Accord proposal will promote a more forward-looking approach to capital supervision and ensure greater consistency in the way banks and banking regulators approach risk management around the world. The implementation of the Basel II Capital Accord may affect the demand for and capital treatment provided to mortgage insurance and the capital available to large domestic and internationally active banking institutions for their mortgage origination and securitization activities.

Our primary mortgage insurance business and opportunities may be significantly impacted by the implementation of the Basel II Capital Accord in the U.S, the European Union, Hong Kong and Australia, due to adoption of jurisdiction specific prudential standards, that may lead to change in demand for and acceptance of mortgage insurance by large domestic and internationally active banking institutions. The implementation of the

Basel II Capital Accord and adoption of standards is subject to the views and discretion of the local banking supervisors and its implementation is expected to vary across national jurisdictions. We are continuously assessing the impact of Basel II Capital Accord implementation in the countries where we have significant operations.

Currently, European banking supervisors do not explicitly recognize mortgage insurance as a risk mitigant for bank capital requirements. In October 2005, the European Union adopted new legislation, the Capital Requirements Directive (“CRD”), which provides a revised framework for EU member nation banking supervisors to implement new Basel II Capital Accord risk-based capital guidelines starting in 2007. The CRD prescribes standard criteria for credit risk mitigation instruments eligible to provide banks with risk relief. We believe the CRD facilitates recognition of mortgage insurance benefits for European banks under certain circumstances. The CRD is subject to further clarification by the European Commission and incorporation into the regulatory framework of European Union member countries.

Under the Basel II Capital Accord, the regulatory capital relief provided to an affected bank is the same whether the provider of the relief is rated “AAA” or “AA” (such as Radian Asset Assurance or Radian Insurance). As a result, price should be a more significant factor in our bank customers making their selection of credit protection providers among the “AAA” and “AA” providers. Due to our lower cost of capital as a “AA” insurer relative to “AAA” providers, we believe we can compete effectively on price to provide this relief to our customers.

XII.    Employees

At December 31, 2006, we had 1,027 employees, of which 187 work mainly for Radian Group Inc., while 673 and 167 are employed in our mortgage insurance and financial guaranty businesses, respectively. Approximately 290 of our employees are contract underwriters that are hired on an “as-needed” basis. The number of contract underwriters can vary substantially from period to period, mainly as a result of changes in the demand for these services. Our employees are not unionized and management considers employee relations to be good.

Item	1A. Risk Factors.

Risks Affecting Our Company

Deterioration in general economic factors may increase our loss experience and decrease demand for mortgage insurance and financial guaranties.

Our business tends to be cyclical and tends to track general economic and market conditions. Our loss experience on the mortgage and financial guaranty insurance we write is subject to general or regional economic factors that are beyond our control, many of which we cannot anticipate, including extended national economic recessions, interest-rate changes or volatility, business failures, the impact of terrorist attacks or acts of war, or changes in investor perceptions regarding the strength of private mortgage insurers or financial guaranty providers and the policies or guaranties they offer. Deterioration of general economic conditions, such as increasing unemployment rates, negatively affects our mortgage insurance business by increasing the likelihood that borrowers will not pay their mortgages. Personal factors affecting individual borrowers, such as divorce or illness, also impact the ability of borrowers to continue to pay their mortgages. Depreciation of home prices also could be a leading indication of an increase in our future losses. Our financial guaranty business also is impacted by adverse economic conditions due to the impact or perceived impact these conditions may have on the credit quality of municipalities and corporations. A deterioration in general or regional economic factors also could lead to a decrease in the overall volume of mortgage originations and financial obligations that are available for insurance, which would likely result in decreased demand for mortgage insurance or financial guaranties and a corresponding increase in the competition that we face. An increase in our loss experience or a decrease in demand for our products due to adverse economic factors could have a material adverse effect on our business, financial condition and operating results.

Deterioration in regional economic factors could increase our losses or reduce demand for our insurance.

We could be affected by weakening economic conditions, catastrophic events, or acts of terrorism in specific regions of the United States or in foreign countries where our business is concentrated. A majority of our primary mortgage insurance in force is concentrated in 10 states, with the highest percentage being in Florida, California, Texas and New York. A large percentage of our second-lien mortgage insurance in force is concentrated in California and Florida. Approximately 11% of our primary mortgage risk in force at December 31, 2006 was concentrated in the Midwestern states of Michigan, Indiana and Ohio. As a result of declining economic conditions in the Midwest, this region experienced higher default rates in 2006 than any other region of the U.S. Our financial guaranty business also has a significant portion of its insurance in force concentrated in a small number of states, principally including California, New York, Texas, Florida and Pennsylvania. A continued and prolonged weakening of economic conditions, declines in property valuations, or catastrophic events or acts of terrorism in the states where our business is concentrated could have an adverse effect on our business, financial condition and operating results.

A tightening of credit spreads may decrease demand for our credit enhancement and reduce opportunities for us to write profitable business.

Our financial guaranty business, our financial services affiliates (C-BASS in particular), and an increasing percentage of our mortgage insurance business is significantly influenced by credit spreads that are set by market factors, over which we have little or no control. Our insurance generally provides value by lowering an issuer’s cost of borrowing, by providing capital relief to an issuer or by improving on the market execution of an insured security. The difference or “credit spread” between the actual or anticipated benefit of credit enhancement, which may be influenced by a number of factors such as credit performance, market liquidity and an investor’s willingness to take on risk, and the cost of credit enhancement is a significant factor in an issuer’s determination of whether to seek credit enhancement. As credit spreads tighten—or the cost of our insurance increases vis-à-vis the perceived market benefits of such insurance—the likelihood that issuers will choose to forego credit enhancement increases. As a result, in a tight credit spread environment, as has existed recently, we experience fewer opportunities to write profitable business in both our financial guaranty business and in the Capital Markets channel of our mortgage insurance business along with increased competition among insurers for the limited opportunities that are available to us. If tight credit spreads continue to persist or if spreads further tighten, we may experience limited or no opportunities to write profitable business in these businesses, which would have an adverse affect on our business, financial condition and operating results.

Downgrade or potential downgrade of our credit ratings or the insurance financial strength ratings assigned to any of our operating subsidiaries could weaken our competitive position and affect our financial condition.

The insurance financial strength ratings assigned to our subsidiaries may be downgraded by one or more of S&P, Moody’s or Fitch if they believe that we or the applicable subsidiary has experienced adverse developments in our business, financial condition or operating results. These ratings are important to our ability to market our products and to maintain our competitive position and customer confidence in our products. A downgrade in these ratings, or the announcement of a potential for a downgrade or any other concern relating to the on-going financial strength of our insurance subsidiaries, could have a material adverse effect on our business, financial condition and operating results. Our principal operating subsidiaries had been assigned the following ratings as of the date of this report:

	MOODY’S	MOODY’S OUTLOOK	S&P	S&P OUTLOOK	FITCH	FITCH OUTLOOK
Radian Guaranty	Aa3	Stable	AA	Stable	AA	Stable
Radian Insurance	Aa3	Stable	AA	Stable	AA	Stable
Amerin Guaranty	Aa3	Stable	AA	Stable	AA	Stable
Radian Europe Limited	—	—	AA	Stable	AA	Stable
Radian Australia Limited	—	—	—	—	—	—
Radian Asset Assurance	Aa3	Stable	AA	Stable	AA	Negative
Radian Asset Assurance Limited	Aa3	Stable	AA	Stable	AA	Negative

If the financial strength ratings assigned to any of our mortgage insurance subsidiaries were to fall below “Aa3” from Moody’s or the “AA-” level from S&P and Fitch, or in the case of those mortgage insurance subsidiaries not rated by one or more of such rating agencies, such subsidiary being assigned an initial rating below those currently held by our mortgage subsidiaries with such ratings, then national mortgage lenders and a large segment of the mortgage securitization market, including Fannie Mae and Freddie Mac, generally would not purchase mortgages or mortgage-backed securities insured by that subsidiary. Any downgrade of the ratings assigned to our financial guaranty subsidiaries would limit the desirability of their respective direct insurance products and would reduce the value of Radian Asset Assurance’s reinsurance, even to the point where primary insurers may be unwilling to continue to cede insurance to Radian Asset Assurance at attractive rates. In addition, many of Radian Asset Assurance’s reinsurance agreements give the primary insurers the right to recapture business ceded to Radian Asset Assurance under these agreements, and in some cases, the right to increase commissions charged to Radian Asset Assurance if Radian Asset Assurance’s insurance financial strength rating is downgraded below specified levels. Accordingly, Radian Asset Assurance’s competitive position and prospects for future financial guaranty reinsurance opportunities would be damaged by a downgrade in its ratings. For example, downgrades that occurred in October 2002 and in May 2004 triggered these recapture rights. See Note 2 of Notes to Consolidated Financial Statements for more information regarding these downgrades. We cannot be certain that the impact on our business of any future downgrades would not be worse than the impact resulting from these prior downgrades.

In addition to the financial strength ratings assigned to our subsidiaries, we have been assigned a senior debt rating of A+ by Fitch, A by S&P and A2 by Moody’s. Our credit ratings generally impact the interest rates that we pay on money that we borrow. A downgrade in our credit ratings could increase our cost of borrowing, which could have an adverse affect on our liquidity, financial condition and operating results.

An increase in our subsidiaries’ risk-to-capital or leverage ratios may prevent them from writing new insurance.

Rating agencies and state insurance regulators impose capital requirements on our subsidiaries. These capital requirements include risk-to-capital ratios, leverage ratios and surplus requirements that limit the amount of insurance that these subsidiaries may write. For example, Moody’s and S&P have entered into an agreement with Radian Guaranty that obligates Radian Guaranty to maintain specified levels of capital in Radian Insurance as a condition of the issuance and maintenance of Radian Insurance’s ratings. A material reduction in the statutory capital and surplus of any of our insurance subsidiaries, whether resulting from underwriting or investment losses or otherwise, or a disproportionate increase in risk in force, could increase that subsidiary’s risk-to-capital ratio or leverage ratio. This in turn could limit that subsidiary’s ability to write new business or require that subsidiary to lower its ratios by obtaining capital contributions from us or another of our insurance subsidiaries or by reinsuring existing business, which could have a material adverse effect on our business, financial condition and operating results.

If the estimates we use in establishing loss reserves for our mortgage insurance or financial guaranty business are incorrect, we may be required to take unexpected charges to income and our ratings may be downgraded.

We establish loss reserves in both our mortgage insurance and financial guaranty businesses to provide for the estimated cost of claims. However, because our reserves represent an estimate, these reserves may be inadequate to protect us from the full amount of claims we ultimately may have to pay. Setting our loss reserves involves significant reliance on estimates of the likelihood, magnitude and timing of anticipated losses. The models and estimates we use to establish loss reserves may prove to be inaccurate, especially during an extended economic downturn. Further, if our estimates are inadequate, we may be forced by insurance and other regulators or rating agencies to increase our reserves, which could result in a downgrade of the insurance financial strength ratings assigned to our operating subsidiaries. Failure to establish adequate reserves or a requirement that we increase our reserves could have a material adverse effect on our business, financial condition and operating results.

In our mortgage insurance business, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), we generally do not establish reserves until we are notified that a borrower has failed to make at least two payments when due. Upon notification that two payments have been missed, we establish a loss reserve by using historical models based on a variety of loan characteristics, including the status of the loan as reported by the servicer of the loan, economic conditions, the estimated amount recoverable by foreclosure and the estimated foreclosure period in the area where a default exists. These reserves are therefore based on a number of assumptions and estimates that may prove to be inaccurate.

It also is difficult to estimate appropriate loss reserves for our financial guaranty business because of the nature of potential losses in that business, which are largely influenced by the particular circumstances surrounding each troubled credit, including the availability of loss mitigation, and therefore, are less capable of being evaluated based on historical assumptions or precedent. We establish both case and non-specific reserves for losses. Case reserves occur when we determine that a default has occurred. We also establish non-specific reserves to reflect general deterioration of our insured credits for which we have not provided case reserves.

In January and February 2005, we discussed with the SEC staff, both separately and together with other members of the financial guaranty industry, the differences in loss reserve practices followed by different financial guaranty industry participants. On June 8, 2005, the Financial Accounting Standards Board (“FASB”) added a project to its agenda to consider the accounting by insurers for financial guaranty insurance. The FASB’s objective is to provide guidance with respect to the timing of claim liability recognition, premium recognition and the related amortization of deferred policy acquisition costs, specifically for financial guaranty contracts issued by insurance companies that are not accounted for as derivative contracts under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), and as amended by Statement of Financial Accounting Standard (“SFAS”) No. 149. The goal is to reduce diversity in accounting by financial guaranty insurers, thereby enabling users to better understand and more readily compare the insurers’ financial statements. The FASB is also expected to examine the appropriate accounting model for other insurance products with similar characteristics, such as mortgage guaranty contracts and trade credit insurance. Proposed and final guidance from the FASB regarding accounting for financial guaranty insurance is expected to be issued in 2007. When and if the FASB or the SEC reaches a conclusion on these issues, we and the rest of the financial guaranty and mortgage insurance industries may be required to change some aspects of our accounting policies. If the FASB or the SEC were to determine that we should account for our financial guaranty contracts differently, for example by requiring them to be treated solely as one or the other of short-duration or long-duration contracts under SFAS No. 60, this determination could impact our accounting for loss reserves, premium revenue and deferred acquisition costs, all of which are covered by SFAS No. 60. Management is unable to estimate what impact, if any, the ultimate resolution of this issue will have on our business, financial condition or operating results.

Our success depends on our ability to assess and manage our underwriting risks.

Our mortgage insurance and financial guaranty premium rates may not adequately cover future losses. Our mortgage insurance premiums are based upon our expected risk of claims on insured loans, and take into account, among other factors, each loan’s LTV, type (e.g., prime vs. non-prime or fixed vs. variable payments), term, coverage percentage or the existence of a deductible in front of our loss position. Similarly, our financial guaranty premiums are based upon our expected risk of claim on the insured obligation, and take into account, among other factors, the rating and creditworthiness of the issuer and of the insured obligations, the type of insured obligation, the policy term and the structure of the transaction being insured. In addition, our premium rates take into account expected cancellation rates, operating expenses and reinsurance costs, as well as profit and capital needs and the prices that we expect our competitors to offer.

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

Our income from our investment portfolio is one of our primary sources of cash flow to support our operations and claim payments. If we underestimate our policy liabilities, or if we improperly structure our investments to meet those liabilities, we could have unexpected losses, including losses resulting from forced liquidation of investments before their maturity. Our investments and investment policies and those of our subsidiaries are subject to state insurance laws. We may be forced to change our investments or investment policies depending upon regulatory, economic and market conditions and the existing or anticipated financial condition and operating requirements, including the tax position, of our business segments.

Our investment objectives may not be achieved. Although our portfolio consists mostly of highly-rated investments and complies with applicable regulatory requirements, the success of our investment activity is affected by general economic conditions, which may adversely affect the markets for interest-rate-sensitive securities, including the extent and timing of investor participation in these markets, the level and volatility of interest rates and, consequently, the value of our fixed-income securities. Volatility or illiquidity in the markets in which we directly or indirectly hold positions could have a material adverse effect on our business, financial condition and operating results.

As a holding company, we depend on our subsidiaries’ ability to transfer funds to us to pay dividends and to meet our obligations.

We act principally as a holding company for our insurance subsidiaries and do not have any significant operations of our own. Dividends from our subsidiaries, which include amounts received by our subsidiaries from our affiliates (C-BASS and Sherman), and permitted payments to us under our expense- and tax-sharing arrangements with our subsidiaries, along with income from our investment portfolio, are our principal sources of cash to pay stockholder dividends and to meet our obligations. These obligations include our operating expenses and interest and principal payments on long-term debt. The payment of dividends and other distributions to us by our insurance subsidiaries is regulated by insurance laws and regulations. In general, dividends in excess of prescribed limits are deemed “extraordinary” and require insurance regulatory approval. In addition, our insurance subsidiaries’ ability to pay dividends to us, and our ability to pay dividends to our stockholders, is subject to various conditions imposed by the rating agencies for us to maintain our ratings. If the cash we receive from our subsidiaries pursuant to dividend payment and expense- and tax-sharing arrangements is insufficient for us to fund our obligations, we may be required to seek capital by incurring additional debt, by issuing additional equity or by selling assets, which we may be unable to do on favorable terms, if at all. The need to raise additional capital or the failure to make timely payments on our obligations could have a material adverse effect on our business, financial condition and operating results.

Our reported earnings are subject to fluctuations based on changes in our credit derivatives that require us to adjust their fair market value as reflected on our income statement.

Our business includes the provision of credit enhancement in the form of derivative contracts. The gains and losses on these derivative contracts are derived from internally generated models, which may differ from models used by our counterparties or others in the industry. We estimate fair value amounts using market information, to the extent available, and valuation methodologies that we deem appropriate. The gains and losses on assumed derivative contracts are provided by the primary insurance companies. Considerable judgment is required to interpret available market data to develop the estimates of fair value. Accordingly, our estimates are not necessarily indicative of amounts we could realize in a current market exchange, due to, among other factors, the lack of a liquid market. Temporary market changes as well as actual credit improvement or deterioration in these contracts are reflected in mark-to-market gains and losses. Because these adjustments are reflected on our income statement, they affect our reported earnings and create earnings volatility even though they might not have a cash flow effect.

The performance of our strategic investments could harm our financial results.

Part of our business involves strategic investments in other companies, and we generally do not have control over the way that these companies run their day-to-day operations. In particular, our financial services segment consists of our strategic interests in C-BASS and Sherman. At December 31, 2006, we had investments in affiliates of $618.8 million. Our ability to engage in additional strategic investments is subject to the availability of capital and maintenance of the insurance financial strength ratings of our insurance subsidiaries. The performance of our strategic investments could be harmed by:

•	the performance of our strategic affiliates;

•

changes in the financial markets generally and in the industries in which our strategic affiliates operate, including increased competition from new entrants in these industries such as large investment and commercial banks;

•	significant litigation involving the companies in which we hold a strategic interest or other significant costs incurred by such companies in complying with regulatory or other applicable laws;

•	changes in interest rates or other macroeconomic factors that might diminish the profitability of these businesses; or

•	the ability of our strategic affiliates to obtain or renew financing upon reasonable terms.

C-BASS is particularly exposed to mortgage credit risk as a result of its investing in and servicing non-prime, residential mortgage assets, which bear a high risk of default. As a result, the same macroeconomic factors that negatively affect losses in our mortgage insurance business (e.g., deterioration of general economic conditions such as increasing unemployment rates) also would likely negatively affect C-BASS’s results of operations. Similarly, a prolonged period of declining home price appreciation is likely to increase C-BASS’s credit losses.

C-BASS’s results could vary significantly from period to period. As part of its business, C-BASS securitizes non-conforming mortgages into mortgage-backed securities. As a result, a portion of C-BASS’s income depends on its ability to sell different tranches of its securities in the capital markets, which can be volatile, depending on interest rates, credit spreads and liquidity. In addition, C-BASS also owns mortgage-backed securities, some of which can be called for redemption, particularly in low interest-rate environments. Redemptions can result in volatility in C-BASS’s quarterly results as can the application of accounting rules that require C-BASS to mark many components of its balance sheet to market. Although there has been growth in the volume of non-conforming mortgage originations in recent years, growth in this industry may not continue if interest rates continue to rise or competition in the industry continues to increase. If C-BASS is unable to continue to successfully grow its portfolio of non-conforming mortgages, its income could be negatively affected. C-BASS is also dependent on its ability to obtain or renew financing on satisfactory terms.

Sherman’s results could be adversely impacted by increased pricing competition for the pools of consumer assets it purchases, as well as a reduction in the success of its collection efforts due to macroeconomic or other factors. In addition, results of its credit card origination business are sensitive to interest-rate changes, charge-off losses and the success of its collection efforts.

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

We have committed and may in the future commit additional significant resources to expand our international operations, particularly in the United Kingdom and Australia. Accordingly, we are subject to a number of risks associated with our international business activities, including:

•	dependence on regulatory and third-party approvals;

•	changes in ratings or outlooks assigned to our foreign insurance subsidiaries by rating agencies;

•	challenges in attracting and retaining key foreign-based employees, customers and business partners in international markets;

•	foreign governments’ monetary policies and regulatory requirements;

•	economic downturns in targeted foreign mortgage origination markets;

•	interest-rate volatility in a variety of countries;

•	our lack of significant institutional experience (compared to the domestic U.S. market) with foreign mortgage credit risks and foreclosure proceedings and customs;

•	political risk and risks of war, terrorism, civil disturbances or other events that may limit or disrupt markets;

•

the burdens of complying with a wide variety of foreign regulations and laws, some of which are materially different than the regulatory and statutory requirements we face in our domestic business, and which may change unexpectedly;

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

Many of our information technology systems have been in place for a number of years, and many of them originally were designed to process information regarding traditional products. As new products such as reduced documentation or interest-only mortgages with new features emerge, or when we insure structured transactions with unique features, our systems may require modification in order to recognize these features to allow us to price or bill for our insurance of these products appropriately. Our systems also may not be capable of recording, or may incorrectly record, information about these products that may be important to our risk management and other functions. In addition, our customers may encounter similar technological issues that prevent them from sending us complete information about the products or transactions that we insure. Making appropriate modifications to our systems involves inherent time lags and may require us to incur significant expenses. The inability to make necessary modifications to our systems in a timely and cost-effective manner may have adverse effects on our business, financial condition and operating results.

We face risks related to our proposed merger with MGIC.

There are significant risks and uncertainties associated with our proposed merger with MGIC. For example, the merger may not be consummated, or may not be consummated in the fourth quarter of 2007 as currently anticipated, as a result of a number of factors, including, without limitation, the inability to obtain governmental approvals of the merger on the proposed terms or the failure of either company to receive stockholder approval for the merger. In addition, the combined company may fail to realize the revenue enhancements and cost savings anticipated to be derived from the merger. If the combined company is not able to combine successfully the businesses of Radian and MGIC, the anticipated benefits from the merger may not be realized fully or at all or may take longer to realize than expected. For example, it is possible that the integration process could result in the loss of key employees, complications in combining Radian’s and MGIC’s operations, or that the disruption of ongoing business from the merger could adversely affect each company’s ability to maintain relationships with customers.

Upon completion of the merger, certain of our reinsurance customers will have the right to recapture reinsurance business previously assumed by Radian Asset Assurance. At December 31, 2006, Radian Asset

Assurance had assumed an aggregate of approximately $10 billion par in force and approximately $70 million of unearned premium reserves (a small portion of which is not subject to recapture) from these customers. If all these customers were to recapture all of their reinsurance business assumed by Radian Asset Assurance, Radian Asset Assurance would experience an estimated reduction of approximately $88 million of written premiums, as well as immediate reductions of approximately $18 million of earned premiums, $12 million in acquisition costs, and $6.0 million in incurred losses, which would result in a pretax gain of approximately $0.5 million. If all this reinsurance business were recaptured, we estimate that Radian Asset Assurance would have to disburse $55 million in cash to settle the recaptures. We cannot be certain as to whether the merger will be consummated, and if so whether any or which of these customers will recapture all or any portion of this business upon consummation of the merger or the exact impact of the actual recapture, if any.

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

We generally provide private mortgage insurance on high-LTV home mortgages. Factors that could lead to a decrease in the volume of high-LTV home mortgage originations, and consequently, reduce the demand for our mortgage insurance products, include:

•	a decline in economic conditions generally or in conditions in regional and local economies such as have existed recently in the Midwestern United States;

•	the level of home mortgage interest rates;

•	adverse population trends, lower homeownership rates and the rate of household formation; and

•	changes in government housing policies encouraging loans to first-time homebuyers.

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

Our mortgage insurance business depends to a significant degree on a small number of customers. Our top ten mortgage insurance customers are generally responsible for half of both our primary new insurance written in a given year and our direct primary risk in force. This concentration of business may increase as a result of mergers of those customers or other factors. Our master policies and related lender agreements do not, and by law cannot, require our mortgage insurance customers to do business with us. The loss of business from even one of our major customers could have a material adverse effect on our business franchise and operating results.

A large portion of our mortgage insurance risk in force consists of loans with high-LTV ratios and loans that are non-prime, or both, which generally result in more and larger claims than loans with lower-LTV ratios and prime loans.

We generally provide private mortgage insurance on mortgage products that have more risk than those mortgage products that meet the GSE’s classification of conforming loans. A large portion of our mortgage insurance in force consists of insurance on mortgage loans with LTVs at origination of more than 90%. Mortgage loans with LTVs greater than 90% are expected to default substantially more often than those with lower LTVs. In addition, when we are required to pay a claim on a higher LTV loan, it is generally more difficult to recover our costs from the underlying property, especially in areas with declining property values.

Due to competition for prime loan business from lenders offering alternative arrangements, such as simultaneous second mortgages, a large percentage of the mortgage insurance that we write and, consequently, our mortgage insurance in force, is on non-prime loans. In 2006, non-prime business accounted for $17.5 billion or 43.7% of our new primary mortgage insurance written (80.2% of which was Alt-A), compared to $17.8 billion or 41.7% in 2005 (63.3% of which was Alt-A). At December 31, 2006, non-prime mortgage insurance in force was $37.0 billion or 32.5% of total primary insurance in force, compared to $34.7 billion or 31.7% of primary insurance in force at December 31, 2005. Although we historically have limited the insurance of these non-prime loans to those made by lenders with good results and servicing experience in this area, because of the lack of data regarding the performance of non-prime loans, in particular in an uncertain housing market, and our relative inexperience in insuring these loans, we may fail to estimate default rates properly and may incur larger losses than we anticipate, which could have a material adverse effect on our business, financial condition and operating results. In general, non-prime loans are more likely to go into default and require us to pay claims than prime loans. In addition, some of our non-prime business, in particular Alt-A loans, tends to have larger loan balances relative to our other loans. We cannot be certain that the increased premiums that we charge for mortgage insurance on non-prime loans will be adequate to compensate us for the losses we incur on these products.

We use Smart Home reinsurance arrangements as a way of managing our exposure to unproven products and non-prime risk. Under these arrangements, we cede a portion of the risk associated with a portfolio of mostly non-prime residential mortgage loans insured by us to an unaffiliated reinsurance company. The reinsurance company in turn issues credit-linked notes to investors in the capital markets. As a consequence of these arrangements, we are able to effectively transfer a portion of the risk associated with non-prime and unproven products that we would otherwise hold to investors that are willing to hold the risk in exchange for payments of interest and principal on the credit-linked notes. By ceding risk in this manner, we are able to continue to take on more non-prime risk and exposure to unproven products and the higher premiums associated with insuring these types of products. As a result, we consider Smart Home arrangements to be very important to our ability to effectively manage our risk profile and to remain competitive in these markets. Because the Smart Home arrangement ultimately depends on the willingness of investors to invest in Smart Home securities, we cannot be certain that Smart Home will always be available to us or will be available on terms that are acceptable to us. If we are unable to continue to use Smart Home arrangements, our ability to participate in the non-prime mortgage market could be limited, which could have an adverse effect on our operating results.

Some of our mortgage insurance products are riskier than traditional mortgage insurance.

We offer pool mortgage insurance, which exposes us to different risks than the risks applicable to primary mortgage insurance. Our pool mortgage insurance products generally cover all losses in a pool of loans up to our aggregate exposure limit, which generally is between 1% and 10% of the initial aggregate loan balance of the entire pool of loans. Under pool insurance, we could be required to pay the full amount of every loan in the pool within our exposure limits that is in default and upon which a claim is made until the aggregate limit is reached, rather than a percentage of the loan amount, as is the case with traditional primary mortgage insurance. At December 31, 2006, $3.0 billion of our mortgage insurance risk in force was attributable to pool insurance.

At December 31, 2006, approximately 28% of our mortgage insurance risk in force consists of ARMs (19% of our mortgage insurance in force relates to ARMs with resets of less than five years from origination), including loans with negative amortization features, such as pay option ARMs. We consider a loan an ARM if the interest rate for that loan will reset at any point during the life of the loan. It has been our experience that ARMs with resets of less than five years from origination are more likely to result in a claim than longer-term ARMs. Our claim frequency on ARMs has been higher than on fixed-rate loans due to monthly payment increases that occur when interest rates rise or when the “teaser rate” (an initial interest rate that does not fully reflect the index which determines subsequent rates) expires. We believe that claims on ARMs will continue to be substantially higher than for fixed-rate loans during prolonged periods of rising interest rates, although the performance of ARMs has not been fully tested in such an environment. In addition, at December 31, 2006, approximately 5.8% of our primary mortgage insurance risk in force consists of interest-only mortgages, where the borrower pays only the interest charge on a mortgage for a specified period of time, usually five to ten years, after which the loan payment increases to include principal payments. These loans may have a heightened propensity to default because of possible “payment shocks” after the initial low-payment period expires and because the borrower does not automatically build equity as payments are made. As of December 31, 2006, approximately 1% of our primary mortgage insurance risk in force consists of loans for which interest rates are scheduled to reset during 2007, with most of our option ARMs and interest only loans having first time resets in 2009 or later.

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

In our mortgage insurance business, we enter into agreements with our mortgage lender customers that commit us to insure loans using pre-established underwriting guidelines. Once we accept a lender into our delegated underwriting program, we generally insure a loan originated by that lender even if the lender does not follow our specified underwriting guidelines. Under this program, a lender could commit us to insure a material number of loans with unacceptable risk profiles before we discover the problem and terminate that lender’s delegated underwriting authority. Even if we terminate a lender’s underwriting authority, we remain at risk for any loans previously insured on our behalf by the lender before that termination. The performance of loans insured through programs of delegated underwriting has not been tested over a period of extended adverse economic conditions, meaning that the program could lead to greater losses than we anticipate. Greater than anticipated losses could have a material adverse effect on our business, financial condition and operating results.

We face risks associated with our contract underwriting business.

As part of our mortgage insurance business, we provide contract underwriting services to some of our mortgage lender customers, even with respect to loans for which we are not providing mortgage insurance. Under the terms of our contract underwriting agreements, we agree that if we make mistakes in connection with these underwriting services, the mortgage lender may, subject to certain conditions, require us to purchase the loans or issue mortgage insurance on the loans, or to indemnify the lender against future loss associated with the loans. Accordingly, we assume some credit risk and interest-rate risk in connection with providing these services. In a rising interest-rate environment, the value of loans that we are required to repurchase could decrease, and consequently, our costs of those repurchases could increase. In 2006, we underwrote $3.0 billion in principal amount of loans through contract underwriting. Depending on market conditions, a significant amount of our underwriting services may be performed by independent contractors hired by us on a temporary basis. If these independent contractors make more mistakes than we anticipate, the resulting need to provide greater than anticipated recourse to mortgage lenders could have a material adverse effect on our business, financial condition and operating results.

If housing values fail to appreciate or begin to decline, we may be less able to recover amounts paid on defaulted mortgages.

The amount of loss we suffer, if any, depends in part on whether the home of a borrower who has defaulted on a mortgage can be sold for an amount that will cover unpaid principal and interest on the mortgage and expenses from the sale. If a borrower defaults under our standard mortgage insurance policy, generally we have the option of paying the entire loss amount and taking title to a mortgaged property or paying our coverage percentage in full satisfaction of our obligations under the policy. In the recent past, we have been able to take title to the properties underlying certain defaulted loans and to sell the properties quickly at prices that have allowed us to recover some of our losses. In the current housing market, in which housing values have failed to appreciate or have begun to decline in certain regions, our ability to mitigate our losses in such manner has been reduced. If housing values fail to appreciate or begin to decline on a more significant and larger geographic basis, the frequency of loans going to claim could increase and our ability to mitigate our losses on defaulted mortgages may be significantly reduced, which could have a material adverse effect on our business, financial condition and operating results.

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

Governmental and quasi-governmental entities typically do not have the same capital requirements that we and other mortgage insurance companies have, and therefore, may have financial flexibility in their pricing and capacity that could put us at a competitive disadvantage. In the event that a government-owned or sponsored entity in one of our markets decides to reduce prices significantly or alter the terms and conditions of its mortgage insurance or other credit enhancement products in furtherance of social or other goals rather than a profit motive, we may be unable to compete in that market effectively, which could have an adverse effect on our business, financial condition and operating results.

In addition, there are an increasing number of alternatives to traditional private mortgage insurance, and new alternatives may develop, which could reduce the demand for our mortgage insurance. Existing alternatives include:

•

mortgage lenders structuring mortgage originations to avoid private mortgage insurance, mostly through “80-10-10 loans” or other forms of simultaneous second loans. The use of simultaneous second loans has increased significantly during recent years and is likely to continue to be a competitive alternative to private mortgage insurance, particularly in light of (1) the potential lower monthly cost of simultaneous second loans compared to the cost of mortgage insurance in a low-interest-rate environment and (2) possible negative borrower, broker and realtor perceptions about mortgage insurance;

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

Fannie Mae’s and Freddie Mac’s business practices may be impacted by legislative or regulatory changes governing their operations and the operations of other government-sponsored enterprises. Fannie Mae and Freddie Mac currently are subject to ongoing investigations regarding their accounting practices, disclosures and other matters, and legislation proposing increased regulatory oversight over them is currently under consideration in the U.S. Congress. The proposed legislation encompasses substantially all of the operations of Fannie Mae and Freddie Mac and is intended to be a comprehensive overhaul of the existing regulatory structure. Although we cannot predict whether, or in what form, this legislation will be enacted, the proposed legislation could limit the growth of Fannie Mae and Freddie Mac, which could reduce the size of the mortgage insurance market and consequently have an adverse effect on our business, financial condition and operating results.

Legislation and regulatory changes and interpretations could harm our mortgage insurance business.

Our business and legal liabilities may be affected by the application of federal or state consumer lending and insurance laws and regulations, or by unfavorable changes in these laws and regulations. For example, legislation is currently pending in the U.S. Congress to reform the FHA, which, if enacted, could provide the FHA with greater flexibility in establishing new products and increase the FHA’s competitive position against private mortgage insurers. We do not know whether this proposed legislation, which includes increasing the maximum loan amount that the FHA can insure and allowing the FHA to use risk-based pricing in setting its premiums, will be enacted, and, if enacted, what form the legislation may take. Any increase in the competition we face from the FHA or any other government sponsored entities could harm our business, financial condition and operating results.

We and other mortgage insurers have faced private lawsuits alleging, among other things, that our captive reinsurance arrangements constitute unlawful payments to mortgage lenders under the anti-referral fee provisions of RESPA. In addition, we and other mortgage insurers have been subject to inquiries from the New York Insurance Department (“NYID”) relating to our captive reinsurance arrangements. We cannot predict whether the NYID’s inquiry will lead to further inquiries, or investigations, of our captive arrangements, or the scope, timing or outcome of the present inquiry or any other inquiry or action by the NYID or other regulators. Although we believe that all of our captive reinsurance arrangements comply with applicable legal requirements, we cannot be certain that we will be able to successfully defend against any alleged violations of RESPA or other laws.

Proposed changes to the application of RESPA could harm our competitive position. HUD proposed an exemption under RESPA for lenders that, at the time a borrower submits a loan application, give the borrower a firm, guaranteed price for all the settlement services associated with the loan, commonly referred to as “bundling.” In 2004, HUD indicated its intention to abandon the proposed rule and to submit a revised proposed rule to the U.S. Congress. HUD began looking at the reform process again in 2005 and there may be a new proposed rule as early as 2007. We do not know what form, if any, the rule will take or whether it will be approved. If bundling is exempted from RESPA, mortgage lenders may have increased leverage over us, and the premiums we are able to charge for mortgage insurance could be negatively affected.

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

Our financial guaranty business is concentrated among relatively few significant customers, meaning that our revenues could decline if we lose any significant customer.

Our financial guaranty business derives a significant percentage of its annual gross premiums from a small number of customers. A loss of business from even one of our significant customers could have a material adverse effect on our business, financial condition and operating results. Our largest single customer in terms of premiums written for our financial guaranty business accounted for over 13% of the premiums written by our financial guaranty business in 2006.

Some of our financial guaranty products are riskier than traditional guaranties of public finance obligations.

In addition to the traditional guaranties of public finance bonds, we write guaranties involving structured finance obligations that expose us to a variety of complex credit risks and indirectly to market, political and other risks beyond those that generally apply to financial guaranties of public finance obligations. We issue financial guaranties connected with certain asset-backed transactions and securitizations secured by one or a few classes of assets, such as residential mortgages, auto loans and leases, credit card receivables and other consumer assets, obligations under credit default swaps, both funded and synthetic, and in the past have issued financial guaranties covering utility mortgage bonds and multi-family housing bonds. We also have exposure to trade credit reinsurance (which is currently in run-off), which protects sellers of goods under certain circumstances against nonpayment of their accounts receivable. These guaranties expose us to the risk of buyer nonpayment, which could be triggered by many factors, including the failure of a buyer’s business. These guaranties may cover receivables where the buyer and seller are in the same country as well as cross-border receivables. In the case of cross-border transactions, we sometimes grant coverage that effectively provides coverage of losses that could result from political risks, such as foreign currency controls and expropriation, which could interfere with the payment from the buyer. Losses associated with these non-public finance financial guaranty products are difficult to predict accurately, and a failure to properly anticipate those losses could have a material adverse effect on our business, financial condition and operating results.

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

In 2004, the laws applicable to New York-domiciled monoline financial guarantors were amended to permit them to use certain default swaps meeting applicable requirements as statutory collateral (i.e., to offset their statutory single risk limits, aggregate risk limits, aggregate net liability calculations and contingency reserve requirements). This regulatory change, which makes credit default swaps a more attractive alternative to traditional financial guaranty reinsurance, could result in a reduced demand for traditional monoline financial guaranty reinsurance in the future. An inability to compete for desirable financial guaranty business could have a material adverse effect on our business, financial condition and operating results.

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

At our corporate headquarters in Philadelphia, Pennsylvania, we lease approximately 152,500 square feet of office space under a lease that expires in August 2017. In addition, we also lease the following:

•

Approximately 22,000 square feet of office space for our mortgage insurance regional offices, service centers and on-site offices throughout the United States. The leases for this space expire between 2007 and 2012;

•

Approximately 121,000 square feet of office space (approximately 63,000 square feet of which we sublease to others) for our financial guaranty operations in New York City. The lease for this space expires in 2015;

•	Approximately 6,600 square feet of office space for our international mortgage insurance and financial guaranty operations in London. The lease for this space expires in 2012;

•	Approximately 500 square feet of office space for our mortgage insurance operations in Hong Kong. The lease for this space expires September 30, 2007;

•	Approximately 500 square feet of office space for our Australian operations in Sydney, Australia. The lease for this space expires in March 2007; and

•

Approximately 16,400 and 27,000 square feet of office space for our data centers in Philadelphia, Pennsylvania and Dayton, Ohio, respectively. The leases for these offices expire in September 2012 (Philadelphia) and August 2015 (Dayton). The lease for our Dayton, Ohio data center has an early termination option that may be executed by us anytime after May 2007.

With respect to all of our facilities, we believe we will be able to obtain satisfactory lease renewal terms. We believe our existing properties are well utilized, suitable and adequate for our present circumstances.

Our two data centers (Dayton and Philadelphia) serve as one another’s disaster recovery sites and support all of our businesses. We have verified that these data centers and disaster recovery sites work properly. We have established “hot site” recovery plans for London, New York and Philadelphia from a business continuity standpoint.

Part II

Item 3.	Legal Proceedings.

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

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “RDN.” At February 26, 2007, there were 79,934,586 shares outstanding and approximately 110 holders of record. The following table shows the high and low sales prices of our common stock on the NYSE for the financial quarters indicated:

	2006		2005
	High	Low	High	Low
1st Quarter	$61.41	$54.53	$53.36	$46.15
2nd Quarter	65.80	57.68	48.08	42.90
3rd Quarter	65.18	57.95	54.58	47.00
4th Quarter	62.08	51.61	60.38	47.40

We declared cash dividends on our common stock equal to $0.02 per share in each quarter of 2006 and 2005. As a holding company, we depend mainly upon our subsidiaries’ ability to transfer funds to us in order to pay dividends. The payment of dividends and other distributions to us by our insurance subsidiaries is regulated by insurance rules and regulations. For more information on our ability to pay dividends, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Item 7 and Note 10 of Notes to Consolidated Financial Statements.

The following table provides information about repurchases by us during the quarter ended December 31, 2006, of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
10/01/06 to 10/31/06	690,000	$54.62	690,000	310,000
11/01/06 to 11/30/06	367,200	53.23	367,200	1,942,800
12/01/06 to 12/31/06	442,800	53.79	442,800	1,500,000

Total	1,500,000	$54.03	1,500,000

(1)	On February 8, 2006, we announced that our board of directors had authorized the repurchase of up to 4.0 million shares of our common stock on the open market under a new repurchase plan. On November 9, 2006, we announced that our board of directors had authorized the purchase of an additional 2.0 million shares as part of an expansion of the existing stock repurchase program. Stock purchases under this program are funded from available working capital and are made from time to time, depending on market conditions, stock price and other factors. The board did not set an expiration date for this program.
(2)	Amounts shown in this column reflect the number of shares remaining under the 4.0 million share authorization and, effective November 9, 2006, the additional 2.0 million share authorization referenced in Note 1 above.

Item 6.	Selected Financial Data.

The following table sets forth our selected financial data. This information should be read in conjunction with our Consolidated Financial Statements, related notes included in Item 8 of this report and the information included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	2006	2005	2004	2003	2002
	(In millions, except per-share amounts and ratios)
Condensed Consolidated Statements of Income
Net premiums written	$1,112.0	$1,100.7	$1,082.5	$1,110.5	$954.9

Net premiums earned	$1,015.8	$1,018.7	$1,029.5	$1,008.2	$847.1
Net investment income	234.3	208.4	204.3	186.2	178.8
Net gains on securities	40.8	36.6	50.8	17.4	10.5
Change in fair value of derivative instruments	16.1	9.2	47.1	4.1	(13.0)
Other income	20.9	25.2	32.3	63.3	44.4
Total revenues	1,327.9	1,298.1	1,364.0	1,279.2	1,067.8
Provision for losses	369.3	390.6	456.8	476.1	243.4
Policy acquisition costs	111.6	115.9	121.8	128.5	100.8
Other operating expenses	242.6	226.0	205.7	211.1	175.3
Interest expense	48.1	43.0	34.7	37.5	28.8
Equity in net income of affiliates	257.0	217.7	180.6	105.5	81.8
Pretax income	813.3	740.3	725.6	531.5	601.3
Net income	582.2	522.9	518.7	385.9	427.2
Diluted net income per share (1)	$7.08	$5.91	$5.33	$3.95	$4.27
Cash dividends declared per share	$.08	$.08	$.08	$.08	$.08
Average shares outstanding-diluted	82.3	88.7	97.9	98.5	99.5

Condensed Consolidated Balance Sheets
Total assets	$7,928.7	$7,230.6	$7,000.8	$6,445.8	$5,393.4
Total investments	5,745.3	5,513.7	5,470.1	5,007.4	4,200.3
Unearned premiums	943.7	849.4	770.2	718.6	618.1
Reserve for losses and loss adjustment expenses	842.3	801.0	801.0	790.4	624.6
Short-term and long-term debt	747.8	747.5	717.6	717.4	544.1
Stockholders’ equity	4,067.6	3,662.9	3,689.1	3,225.8	2,753.4
Book value per share	$51.23	$44.11	$39.98	$34.31	$29.42

Selected Ratios—Mortgage Insurance (2)
Loss ratio	42.9%	44.5%	49.2%	40.7%	29.4%
Expense ratio	29.2	26.7	26.6	25.8	26.6

Combined ratio	72.1%	71.2%	75.8%	66.5%	56.0%

Selected Ratios—Financial Guaranty (2)
Loss ratio	10.1%	14.9%	26.0%	67.1%	26.2%
Expense ratio	52.2	55.7	45.9	38.8	33.0

Combined ratio	62.3%	70.6%	71.9%	105.9%	59.2%

Other Data—Mortgage Insurance
Primary new insurance written	$40,117	$42,592	$44,820	$68,362	$48,767
Direct primary insurance in force	113,903	109,684	115,315	119,887	110,273
Direct primary risk in force	25,311	25,729	27,012	27,106	26,273
Total pool risk in force	2,991	2,711	2,384	2,415	1,732
Total other risk in force (3)	10,322	9,709	1,205	1,053	475
Persistency (twelve months ended)	67.3%	58.2%	58.8%	46.7%	57.0%

	2006	2005	2004	2003	2002
	(In millions, except per-share amounts and ratios)
Other Data—Financial Guaranty (4)
Net premiums written	$263	$223	$216	$369	$286
Net premiums earned	204	212	214	249	187
Net par outstanding	103,966	76,652	66,720	76,997	66,337
Net debt service outstanding	143,728	110,344	101,620	117,900	104,756

(1)	Diluted net income per share and average share information in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” Amounts reflect the inclusion of shares underlying contingently convertible debt, which was redeemed on August 1, 2005. See Note 2 of Notes to Consolidated Financial Statements.
(2)	Calculated on a GAAP basis using provision for losses to calculate the loss ratio and policy acquisition costs and other operating expenses to calculate the expense ratio as a percentage of net premiums earned.
(3)	Consists mostly of international insurance risk, second-lien mortgage insurance risk and other structured mortgage-related insurance risk.
(4)	Reflects the 2004 and 2005 recaptures of previously ceded business. See Note 2 of Notes to Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and Notes thereto included in Item 8 and the risk factors detailed in Item 1A of Part I of this report.

Business Summary

Our business segments are mortgage insurance, financial guaranty and financial services. The following table shows the percentage contributions to net income and equity allocated to each business segment as of and for the year ended December 31, 2006:

	Net Income	Equity
Mortgage Insurance	49%	55%
Financial Guaranty	23%	34%
Financial Services	28%	11%

Mortgage Insurance

Our mortgage insurance segment provides credit-related insurance coverage, principally through private mortgage insurance, and risk management services to mortgage lending institutions located throughout the United States and select countries outside the United States. We provide these products and services through our wholly-owned subsidiaries, Radian Guaranty Inc., Amerin Guaranty Corporation, Radian Insurance Inc. and our mortgage insurance subsidiaries located outside the United States, Radian Europe Limited and Radian Australia Limited (which we refer to as “Radian Guaranty,” “Amerin Guaranty,” “Radian Insurance,” “Radian Europe” and “Radian Australia,” respectively). Private mortgage insurance protects mortgage lenders from all or a portion of default-related losses on residential mortgage loans made mostly to home buyers who make down payments of less than 20% of the home’s purchase price. Private mortgage insurance also facilitates the sale of these mortgage loans in the secondary mortgage market, most of which are sold to Federal Home Loan Mortgage Corp. (“Freddie Mac”) and Federal National Mortgage Association (“Fannie Mae”). We sometimes refer to Freddie Mac and Fannie Mae collectively as “Government Sponsored Enterprises” or “GSEs”.

Our mortgage insurance segment, through Radian Guaranty, offers primary and pool private mortgage insurance coverage on residential first-lien mortgages. At December 31, 2006, primary insurance on domestic first-lien mortgages made up approximately 89% of our total domestic first-lien mortgage insurance risk in force, and pool insurance on domestic first-lien mortgages made up approximately 11% of our total domestic first-lien mortgage insurance risk in force. We use Radian Insurance to provide credit enhancement for mortgage-related capital market transactions and to write credit insurance on mortgage-related assets that monoline mortgage guaranty insurers are not permitted to insure, including net interest margin securities (“NIMs”), international insurance and reinsurance transactions, second-lien mortgages, home equity loans and credit default swaps (collectively, we refer to the risk associated with these transactions as “other risk in force”). We also insure second-lien mortgages through Amerin Guaranty. We expect to use Radian Europe and, when licensed, Radian Australia, to offer a variety of mortgage credit risk solutions, including traditional mortgage insurance, financial guaranty and other structured transactions involving residential mortgage assets, to clients outside the United States.

Early in 2005, we entered into a relationship with Standard Chartered Bank (Hong Kong) Limited, a subsidiary of Standard Chartered Bank and one of the largest mortgage lenders in the Hong Kong market. Through this relationship, we became the exclusive provider (on an offshore basis) of mortgage insurance for Standard Chartered in Hong Kong. In September 2006, Radian Insurance received a license authorizing it, through a local branch, to fully transact both mortgage insurance and financial guaranty business, including credit enhancement of structured transactions involving residential mortgage assets, in and from Hong Kong.

In March 2006, Radian Europe received authorization to conduct mortgage insurance operations in the United Kingdom and, subject to compliance with the European Union passporting rules, several other European Union jurisdictions. In 2006, Radian Europe was assigned an initial AA financial strength rating with a stable outlook by both Standard and Poor’s Ratings Services (“S&P”) and Moody’s Investor Service (“Moody’s”).

We formed Radian Australia in November 2006 and filed an application to conduct mortgage insurance business with the Australian Prudential Regulation Authority in December 2006. We have several reinsurance arrangements in place in Australia, including a recent transaction with St. George Insurance Australia, a wholly owned subsidiary of St. George Bank, Australia’s fifth largest bank. The license we are seeking for Radian Australia will authorize it to fully transact both mortgage insurance and financial guaranty business in and from Australia.

Financial Guaranty

Our financial guaranty segment mainly insures and reinsures credit-based risks. Financial guaranty insurance provides an unconditional and irrevocable guaranty to the holder of a financial obligation of full and timely payment of principal and interest when due.

Our financial guaranty segment offers the following products:

•

insurance of public finance obligations, including tax-exempt and taxable indebtedness of states, counties, cities, special service districts and other political subdivisions, and for enterprises such as airports, public and private higher education and health care facilities and private finance initiative assets in sectors such as schools, healthcare and infrastructure projects. The issuers of public finance obligations we insure are typically rated investment grade (BBB-/Baa3 or higher) without the benefit of our insurance;

•

insurance of structured finance obligations, including collateralized debt obligations (“CDOs”) and asset-backed securities, consisting of funded and non-funded (“synthetic”) executions that are payable from or tied to the performance of a specific pool of assets. Examples of the pools of assets that underlie structured finance obligations include residential and commercial mortgages, a variety of consumer loans, corporate loans and bonds, equipment receivables and real and personal property leases. The structured finance obligations we insure are generally rated investment-grade without the benefit of our insurance;

•

financial solutions products (which we group as part of our structured finance business), including guaranties of securities exchanges, excess-Securities Investor Protection Corporation insurance for brokerage firms and excess-Federal Deposit Insurance Corporation insurance for banks; and

•

reinsurance of domestic and international public finance obligations, including those issued by sovereign and sub-sovereign entities, as well as reinsurance of structured finance, financial solutions and previously, trade credit reinsurance obligations.

We provide these products and services mainly through Radian Asset Assurance Inc., our principal financial guaranty subsidiary (“Radian Asset Assurance”) and through Radian Asset Assurance Limited (“RAAL”), an insurance subsidiary of Radian Asset Assurance authorized to conduct financial guaranty business in the United Kingdom.

In October 2005, we announced that we would be exiting the trade credit reinsurance line of business. Accordingly, this line of business has been placed into run-off and we have ceased initiating new trade credit reinsurance contracts going forward. For 2006, trade credit reinsurance accounted for 1.7% of financial guaranty’s net premiums written, down from 15.7% of financial guaranty’s net premiums written in 2005 (12.6% excluding the impact of the recapture of business in 2005 (referred to herein as the “2005 recapture”) by one of the primary insurer customers of our financial guaranty business, and 27.4% in 2004 (18.9% excluding the impact of the recapture of business in 2004 (referred to herein as the “2004 recapture”) by another of the primary insurer customers of our financial guaranty business). See Note 2 of Notes to Consolidated Financial Statements for more information regarding the recaptures.

On June 29, 2006, S&P affirmed the AA financial strength rating, and revised its outlook upward to stable, for Radian Asset Assurance. S&P also affirmed the parent company’s A credit rating and revised its outlook for the parent company upward to stable. Through RAAL, we have additional opportunities to write financial guaranty insurance in the United Kingdom and, subject to compliance with the European passporting rules, other European Union jurisdictions. In particular, we expect that RAAL will continue to build its structured products business in the United Kingdom and throughout the European Union. RAAL accounted for $9.2 million of direct premiums written in 2006 (or 5.8% of financial guaranty’s 2006 direct premiums written), which is a $5.7 million increase from the $3.5 million or 2.4% of direct premiums written in 2005. On July 3, 2006, S&P affirmed the AA financial strength rating and revised its outlook upward to stable for RAAL, and in November 2006, Moody’s assigned RAAL a Aa3 financial strength rating with a stable outlook. In connection with the announcement of our agreement to merge with MGIC Investment Corporation (“MGIC”) (see “Proposed Merger with MGIC” below), Fitch Ratings (“Fitch”) affirmed its AA financial strength ratings for Radian Asset Assurance and RAAL and maintained its negative outlook for these insurers.

Financial Services

The financial services segment includes the credit-based businesses conducted through our affiliates, Credit-Based Asset Servicing and Securitization (“C-BASS”) and Sherman Financial Services Group LLC (“Sherman”). We own a 46% interest in C-BASS and an interest in Sherman, consisting of 40.96% of the Class A Common Units of Sherman (Class A Common Units represent 94% of the total equity in Sherman) and 50% of the Preferred Units of Sherman. Our preferred equity interest in Sherman entitles us to (1) three percent of the first $200 million of Sherman’s annual earnings, which amount is allocated to the Preferred Units on a cumulative basis before any amounts are allocated to the Class B Common Units (owned entirely by entities controlled by Sherman’s management), and 1.5% of Sherman’s annual earnings above $200 million; and (2) a preference in the proceeds received upon a liquidation or sale of Sherman equal to the tax basis in the preferred equity.

C-BASS is a mortgage investment and servicing firm specializing in non-prime, residential mortgage assets and residential mortgage-backed securities. By using sophisticated analytics, C-BASS essentially seeks to take advantage of what it believes to be the mispricing of credit risk for certain of these assets in the marketplace. On February 16, 2007, C-BASS entered into an agreement to acquire Fieldstone Investment Corporation, a mortgage banking company that originates, sells, and invests primarily in non-conforming single-family residential mortgage loans with a current portfolio of over $5.7 billion, for approximately $259 million in cash. The transaction, which is expected to occur in the second quarter of 2007, subject to regulatory and other approvals, supports C-BASS’s strategy of aligning with companies that have significant investments in mortgage securities, where C-BASS’s wholly-owned subsidiary, Litton Loan Servicing, as servicer, can enhance the underlying value of these securities. In addition, if approved, the transaction will provide C-BASS with a platform for loan originations.

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

Proposed Merger with MGIC

On February 6, 2007, we and MGIC entered into an Agreement and Plan of Merger pursuant to which we agreed, subject to the terms and conditions of the merger agreement, to merge with and into MGIC, with the combined company to be re-named MGIC Radian Financial Group Inc. See “Business—General—Proposed Merger with MGIC Investment Corporation (“MGIC”)” above in Item 1 for more information regarding the merger.

Overview of Business Results

As a holder of credit risk, our results are subject to macroeconomic conditions and specific events that impact the credit performance of the underlying insured assets. We experienced generally positive results throughout the business for the year ended December 31, 2006, led by strong credit performance and good production despite the challenging business production environment for mortgage insurance and financial guaranty insurance.

We believe that the production environment for mortgage insurance has improved in 2006 as the industry appears to be recovering some of the business that has been lost to alternative products over the last few years. Although much of the prime mortgage market is still subject to these alternative products, such as “80-10-10” mortgages, higher interest rates and bank portfolios that are more concentrated with home equity loans have begun to shift some of that market back to the mortgage insurance industry. Purchase volume in the mortgage industry in 2006 remained relatively strong and refinancings decreased to 35% of primary new insurance written in 2006 compared to 41% in 2005.

The persistency rate, which is defined as the percentage of insurance in force that remains on our books after any 12-month period, was 67.3% for the twelve months ended December 31, 2006, compared to 58.2% for the twelve months ended December 31, 2005. Persistency during 2006 increased mostly due to the decline in refinancing activity as discussed above. Although persistency has trended up, the shift in our product mix during the last couple of years to a larger percentage of structured business will likely temper the continued growth in overall persistency rates. The persistency rate for structured products during the twelve months ended December 31, 2006 was 57.9% compared to 70.3% for our flow business.

There is a demand from lenders for structured transactions and non-traditional products, although the volume of such business we write typically fluctuates between periods and is driven by market factors such as credit spreads and competition from capital market transactions. Although the volume of structured transactions in the first half of 2006 was strong, our volume declined significantly in the second half of 2006 due to the lack of opportunities to write this business at adequate returns on equity. Revenues have remained relatively flat from the prior year due mainly to a small amount of growth in our insurance in force, offset by significantly lower premium rates on much of the recently written structured business.

During 2006, we continued to write the majority of our structured primary business in a second-loss risk position. There is a lower average premium rate associated with this business, reflecting the more remote risk associated with this business due to the existence of deductibles in front of our risk position. Premium growth will not mirror the growth in new insurance written from these lower premium products, resulting in what we expect could be a modest, near-term reduction in earned premium. Positively, the capital allocation requirements resulting from these transactions are lower, commensurate with the more remote risk, and we believe these products are less directly vulnerable to a decline in housing values than higher premium, first-loss products. In addition, we expect that any premium reduction in 2007 will be offset somewhat by premiums from NIMs and other structured business that closed in the fourth quarter of 2006.

In 2006, we experienced an increase in mortgage insurance loss reserves, due to, among other things, an increase in older delinquencies and pending claims, which require greater loss reserve amounts due to the increased likelihood of claim payment, and an increase in severity. Approximately $21.6 million of the increase in reserves at year end 2006 is attributable to our share of a second-lien structured transaction in which we split losses with our counterparty on a 50-50 basis. See “Results of Operations—Mortgage Insurance—Year Ended December 31, 2006 Compared to Year Ended December 31, 2005—Provision for Losses” below. The factors resulting in an increase in reserves were offset somewhat by a reduction in delinquencies and positive results from our increased loss management efforts, which we’ve incorporated into our loss reserve model. Claims paid in our mortgage insurance segment were lower than anticipated in 2006, in part because of the intensified efforts of our loss management area, which has been scrutinizing more claims (both first- and second-lien) for which additional information or clarification is required. We expect that claims paid in the first quarter of 2007 will be approximately $90 million as we expect that some of the claims we have held longer as part of our intensified loss management efforts will be worked through. Our expectation, which is subject to change as a result of risks and uncertainties, is for 2007 claims paid to be approximately $340 to $370 million and for 2008 claims paid to be approximately $350 to $370 million.

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

We protect against losses that may occur in excess of our expectations on some of the risk associated with non-prime and unproven products by reinsuring it through Smart Home transactions. In 2004, we developed “Smart Home” as a way to effectively transfer risk from our portfolio to investors in the capital markets. Ceded premiums written for the years ended December 31, 2006, 2005 and 2004 were $12.0 million, $3.5 million and $1.0 million, respectively. Ceded premiums earned for 2006, 2005 and 2004 were $12.3 million, $3.0 million and $0.7 million, respectively, related to the Smart Home transactions. As of December 31, 2006, there have been no ceded losses as a result of the Smart Home transactions.

Since August 2004, we have completed four Smart Home arrangements. Details of these transactions (aggregated) as of the initial closing of each transaction and as of December 31, 2006 are as follows:

	Initial	As of December 31, 2006
Pool of mortgages (par value)	$14.7 billion	$10.1 billion
Risk in force (par value)	$3.9 billion	$2.6 billion
Notes sold to investors/risk ceded (principal amount)	$718.6 million	$653.0 million

Smart Home protects us against catastrophic loss as we continue to take on higher risk, concentrated positions and unproven products. As a result, we consider Smart Home arrangements to be important to our ability to effectively manage our risk profile, especially, in the non-prime market. Approximately 10% and 8% of our primary mortgage insurance risk in force was included in Smart Home arrangements at December 31, 2006 and 2005, respectively. In these transactions, we reinsure the middle layer risk positions, while retaining a significant portion of the total risk comprising the first-loss and most remote risk positions.

In the financial guaranty segment, we are encouraged by “S&P’s” affirmation earlier this year of the AA ratings for Radian Asset Assurance and RAAL and its decision to revise its outlook for these companies upward to stable. We believe that S&P’s affirmation and outlook improvement will help validate our business model and present additional opportunities for the business in the future. New business production was strong during the year considering the relatively low issuances of municipal bonds and a continuation of tight credit spreads, which impacted premium rates as well as our ability to close transactions. Credit performance was generally good during the year. We also continued to write more of our structured business in a super senior, more remote risk position, albeit at lower premium rates. We expect that revenues in our financial guaranty segment will remain relatively stable for 2007, excluding unusual items like refundings and the impact of the run-off in our trade credit reinsurance business.

For 2006, the financial services segment showed another year of strong earnings and return on investment, which was, in part, a result of the relatively low interest rate and favorable credit environment and a strong demand from investors in asset-backed securities, which were issued at more favorable rates. In addition, both C-BASS and Sherman were positively impacted in the fourth quarter of 2006 by certain items – Sherman incurred a significant gain on sold portfolios during the quarter and C-BASS recovered most of the hedge losses that had been incurred in prior quarters. Despite the significant credit spread widening that has occurred in the subprime mortgage market during the first quarter of 2007, which could produce mark-to-market losses for C-BASS during the first quarter, we expect that both C-BASS’s and Sherman’s results for 2007 will remain fairly consistent with their 2006 results, as both companies stand to benefit from recurring sources of earnings. We expect continued growth in Sherman’s credit card origination business, and, while the sub-prime origination business is currently uncertain, C-BASS typically looks for opportunities to purchase mispriced assets in such an environment. On February 16, 2007, C-BASS entered into an agreement to acquire Fieldstone Investment Corporation, a mortgage banking company that originates, sells, and invests primarily in non-conforming single-family residential mortgage loans with a current portfolio of over $5.7 billion, for approximately $259 million in cash. The transaction, which is expected to occur in the second quarter of 2007, subject to regulatory and other approvals, supports C-BASS’s strategy of aligning with companies that have significant investments in mortgage securities, where C-BASS’s wholly-owned subsidiary, Litton Loan Servicing, as servicer, can enhance the underlying value of these securities. In addition, if approved, the transaction will provide C-BASS with a platform for loan originations.

Results of Operations—Consolidated

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

The following table summarizes our consolidated results of operations for 2006 and 2005 (in thousands):

	Year Ended December 31		% Change
	2006	2005	2006 vs. 2005
Net income	$582,172	$522,854	11.3%
Net premiums written	1,111,985	1,100,687	1.0
Net premiums earned	1,015,846	1,018,670	(0.3)
Net investment income	234,345	208,422	12.4
Net gains on securities	40,842	36,638	11.5
Change in fair value of derivative instruments	16,066	9,170	75.2
Other income	20,847	25,251	(17.4)
Provision for losses	369,278	390,633	(5.5)
Policy acquisition costs	111,609	115,851	(3.7)
Other operating expenses	242,634	225,977	7.4
Interest expense	48,149	43,043	11.9
Equity in net income of affiliates	256,993	217,692	18.1
Provision for income taxes	231,097	217,485	6.3

Net Income.    Net income for 2006 was $582.2 million or $7.08 per share (diluted), compared to $522.9 million or $5.91 per share (diluted) for 2005. Diluted net income per share for 2005 reflects the inclusion of 2.2 million shares, underlying our contingently convertible debt, which was redeemed in its entirety on August 1, 2005. Including these shares in the calculation of diluted net income per share resulted in a reduction in diluted net income per share of $0.13 for 2005. In addition, the results for 2005 reflect an immediate reduction in net income of $4.1 million or $0.04 per share (diluted) related to the 2005 recapture. Net income increased for 2006 mainly due to an increase in net investment income, change in fair value of derivative instruments, equity in net income of affiliates and a decrease in the provision for losses, partially offset by an increase in other operating expenses, interest expense and the provision for income taxes.

Net Premiums Written and Earned.    Consolidated net premiums written for 2006 were $1,112.0 million, an $11.3 million or 1.0% increase from $1,100.7 million for 2005. Consolidated net premiums earned for 2006 were $1,015.8 million, a $2.9 million or 0.3% decrease from $1,018.7 million earned for 2005. Premiums earned in our mortgage insurance segment increased year over year, in part, due to an increase in premiums earned from the significant amount of non-traditional products, in particular international mortgage insurance that we wrote in 2005. Our financial guaranty segment experienced a decrease in premiums earned during 2006 due mostly to the run-off of the trade credit reinsurance business, offset in part by earned premiums on structured direct products. The amount reported for net premiums written in 2005 reflects a reduction of $54.7 million in financial guaranty written premiums related to the 2005 recapture, which also reduced earned premiums by $4.5 million.

Net Investment Income.    Net investment income for 2006 was $234.3 million, a $25.9 million or 12.4% increase from $208.4 million in 2005. This increase was mainly due to an increase in investable assets and a higher yield on bonds in our investment portfolio. In addition, we recognized dividend income of approximately $3.5 million related to private equity investments in 2006.

Net Gains on Securities.    Net gains on securities for 2006 were $40.8 million, compared to $36.6 million for 2005. This increase was mainly due to the $21.4 million pre-tax gain resulting from the sale of our remaining interest in Primus Guaranty, Ltd. (“Primus”) in the first quarter of 2006. Offsetting this was approximately $10.6 million of losses on investment securities that were other-than-temporarily impaired securities in 2006. See “Investments” below in this Item 7. In addition, the net gains on securities for 2005 included a $3.3 million loss on the sale of a partial interest in Sherman and a $3.2 million loss from a complete write-down of our investment in SBF Participacoes Ltda., a Brazilian insurer that we acquired in connection with our acquisition of Enhance Financial Services Group Inc. (“EFSG”), a New York-based insurance holding company that principally provides financial guaranty insurance and reinsurance, in 2001.

Change in Fair Value of Derivative Instruments.    For 2006, the change in fair value of derivative instruments was a net gain of $16.1 million, compared to a net gain of $9.2 million for 2005. In 2005 we applied a refined model for valuing corporate collateralized debt obligations, which indicated that we had incurred a $50.8 million loss on one transaction at December 31, 2005. See “Results of Operations—Financial Guaranty—Year Ended December 31, 2006 Compared to Year Ended December 31, 2005—Changes in Fair Value of Derivative Instruments” below. The 2006 amount includes an additional $17.2 million charge related to a payment made in March 2006 in connection with the termination of this same financial guaranty contract. In addition, while credit spreads have tightened slightly since 2005, we experienced a year over year decrease in change in fair value of derivative instruments resulting from the shorter duration of a large portion of the contracts.

Other Income.    Other income decreased to $20.8 million for 2006 from $25.3 million for 2005, mainly due to a lower level of income from contract underwriting.

Provision for Losses.    The provision for losses for 2006 was $369.3 million, down from $390.6 million for 2005. This is due to a decrease in both the mortgage insurance provision (due mostly to lower primary defaults and claims and the incorporation of new assumptions into our loss reserve model) and the financial guaranty provision, (related mostly to the run-off of the trade credit reinsurance business).

Policy Acquisition Costs.    Policy acquisition costs were $111.6 million for 2006, a decrease of $4.3 million or 3.7% from $115.9 million reported for 2005. The amount reported in 2006 reflects a $4.7 million acceleration of deferred policy acquisition cost amortization in the mortgage insurance segment and commissions related to international deals. In the fourth quarter of 2006, we updated our product mix assumptions and corresponding amortization periods based upon the latest available information. The changes resulted in a lesser amortization period for deferred costs related to our second-lien business and structured transactions compared to the amortization period for our first-lien business, due to the difference in credit quality of the underlying loans. The amount reported for 2005 includes a $5.1 million acceleration of deferred policy acquisition costs, which decreased the balance of the asset to be amortized in the future. A decrease in net premiums earned from trade credit caused a decrease in policy acquisition costs in 2006.

Other Operating Expenses.    Other operating expenses were $242.6 million for 2006 compared to $226.0 million for 2005. The 2006 amount includes $7.0 million related to compensation expense (net of $3.8 million deferred as policy acquisition costs) recognized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share-Based Payment” (“SFAS No. 123R”) which requires compensation costs related to share-based payment transactions to be recognized in an issuer’s financial statements. Other increases in 2006 related to higher employee costs, software expense and outside consulting and a $6.0 million write-down of capitalized software that was deemed impaired.

Interest Expense.    Interest expense of $48.1 million for 2006 increased $5.1 million or 11.9% from $43.0 million for 2005, mainly due to a full year of interest on debt issued at a higher interest rate in June 2005 and a negative impact from interest rate swaps that we entered into in 2004. The interest rate swaps effectively convert the interest rate on our 5.625% Senior Notes due 2013 to a variable rate based on a spread over the London Interbank Offered Rate (“LIBOR”). The 2005 interest expense was partially offset by the redemption of $220 million of senior convertible debentures in August 2005.

Equity in Net Income of Affiliates.    Equity in net income of affiliates increased to $257.0 million for 2006, up $39.3 million or 18.1% from $217.7 million for 2005. This resulted from an increase in earnings at C-BASS and Sherman, as well as, the additional interest in Sherman we acquired in the third quarter of 2006. See “Results of Operations—Financial Services” below.

Provision for Income Taxes.    The consolidated effective tax rate was 28.4% for 2006, compared to 29.4% for 2005. During the quarter ended June 30, 2006, we determined that certain liabilities to taxing authorities were no longer probable due to the expiration of the statute of limitations on the related tax positions. As a result, approximately $10 million in tax liabilities were reversed through the provision for income taxes in the second quarter of 2006. In addition, the lower tax rate reflects an overall increase in the ratio of income generated from tax-advantaged securities compared to income generated from operations.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

The following table summarizes our consolidated results of operations for 2005 and 2004 (in thousands):

	Year Ended December 31		% Change
	2005	2004	2005 vs. 2004
Net income	$522,854	$518,653	0.8%
Net premiums written	1,100,687	1,082,487	1.7
Net premiums earned	1,018,670	1,029,484	(1.1)
Net investment income	208,422	204,349	2.0
Net gains on securities	36,638	50,799	(27.9)
Change in fair value of derivative instruments	9,170	47,135	(80.5)
Other income	25,251	32,286	(21.8)
Provision for losses	390,633	456,834	(14.5)
Policy acquisition costs	115,851	121,830	(4.9)
Other operating expenses	225,977	205,687	9.9
Interest expense	43,043	34,660	24.2
Equity in net income of affiliates	217,692	180,550	20.6
Provision for income taxes	217,485	206,939	5.1

Net Income.    Net income for 2005 was $522.9 million or $5.91 per share (diluted), compared to $518.7 million or $5.33 per share (diluted) for 2004. Diluted net income per share reflects the inclusion of 2.2 million and 3.8 million shares, respectively, for 2005 and 2004, underlying our contingently convertible debt, which was redeemed in its entirety on August 1, 2005. Including these shares in the calculation of diluted net income per share resulted in a reduction in diluted net income per share of $0.13 for 2005 and $0.18 for 2004. The results for 2005 reflect an immediate reduction in net income of $4.0 million or $0.04 per share (diluted) related to the 2005 recapture. The results for 2004 reflect an immediate reduction in net income of $10.3 million or $0.11 per share (diluted) related to the 2004 recapture. Also affecting net income for 2005 was a decrease in the provision for losses and a significant increase in equity in net income of affiliates, partially offset by a decrease in earned premiums, an increase in operating expenses and a reduction in both net gains on securities and the change in fair value of derivative instruments.

Net Premiums Written and Earned.    Consolidated net premiums written for 2005 were $1,100.7 million, an $18.2 million, or 1.7% increase from $1,082.5 million for 2004. Consolidated net premiums earned for 2005 were $1,018.7 million, a $10.8 million or 1.1% decrease from $1,029.5 million reported for 2004. The amount of net premiums written for 2005 reflects a $54.7 million reduction related to the 2005 recapture, which also reduced 2005 net premiums earned by $4.5 million. The amount of net premiums written in 2004 reflects a reduction of $96.4 million related to the 2004 recapture, which also reduced 2004 net premiums earned by $24.9 million. Net premiums written and earned for both years also reflect changes in the mix of business written, substantial cancellations in the mortgage insurance business and a challenging new production environment for our structured business due to tight credit spreads.

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

Net Gains on Securities.    Net gains on securities for 2005 were $36.6 million, compared to $50.8 million for 2004. The net gains on securities in 2005 included a $3.3 million loss on the sale of a partial interest in Sherman and a $3.2 million loss from a complete write-down of our investment in SBF Participacoes Ltda. The 2004 amount includes a significant amount of gains from changes in asset allocation and investment execution strategies.

Change in Fair Value of Derivative Instruments.    For 2005, the change in fair value of derivative instruments was a gain of $9.2 million, compared to a gain of $47.1 million for 2004. This decrease is principally due to a loss incurred on one derivative transaction as a result of our application of a refined valuation model. At December 31, 2005, our refined model indicated that we had incurred a $50.8 million loss on this transaction. See “Results of Operations—Financial Guaranty—Year Ended December 31, 2006 Compared to Year Ended December 31, 2005—Change in Fair Value of Derivative Instruments” below.

Other Income.    Other income decreased to $25.3 million for 2005 from $32.3 million for 2004, mainly due to lower income from contract underwriting.

Provision for Losses.    The provision for losses for 2005 was $390.6 million, a decrease of $66.2 million or 14.5% from $456.8 million reported for 2004. Our mortgage insurance business experienced a decrease in the provision for losses as claims paid declined. This decrease was partially offset by an increase in delinquencies. Our financial guaranty business experienced a decrease in the provision for losses in 2005 as a result of generally favorable loss development, including a reduction in the prior year’s reserves for trade credit reinsurance business, which generally carries a higher loss ratio, due to the run-off in this business.

Policy Acquisition Costs.    Policy acquisition costs were $115.8 million for 2005, a decrease of $6.0 million or 4.9% from $121.8 million reported for 2004. The amortization of policy acquisition costs in the mortgage insurance segment in 2005 was lower due to an $11.6 million acceleration of deferred policy acquisition cost amortization in 2004 coinciding with the cancellation of business in our mortgage insurance segment, which reduced the base asset that was subject to amortization. The amount reported for 2005 includes approximately $5.1 million of acceleration of deferred policy acquisition cost amortization in the mortgage insurance segment. The amortization of policy acquisition costs reported for 2005 and 2004 in the financial guaranty segment reflects an increase of $1.7 million and a decrease of $9.8 million related to the 2005 and 2004 recaptures, respectively. The business recaptured in the first quarter of 2004 included business originated before the acquisition of EFSG that carried a lower amount of deferred acquisition costs as a result of purchase accounting adjustments.

Other Operating Expenses.    Other operating expenses increased to $226.0 million for 2005 from $205.7 million for 2004. Other operating expenses in 2005 included increases in employee costs and software expenses, as well as the write-off of debt issuance costs from the redemption of the $220 million of senior convertible debentures in 2005. Other operating expenses in 2005 compared to 2004 included higher information technology expenditures and the amortization of information technology projects that were placed into service in 2004, as well as increased compliance costs, including Sarbanes-Oxley compliance.

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

Results of Operations—Mortgage Insurance

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

The following table summarizes our mortgage insurance segment’s results of operations for the years ended December 31, 2006 and 2005 (in thousands):

	Year Ended December 31		% Change
	2006	2005	2006 vs. 2005
Net income	$282,754	$268,606	5.3%
Net premiums written	849,111	877,632	(3.2)
Net premiums earned	812,015	806,897	0.6
Net investment income	138,310	118,325	16.9
Net gains on securities	30,163	27,649	9.1
Change in fair value of derivative instruments	3,682	4,110	(10.4)
Other income	13,075	19,008	(31.2)
Provision for losses	348,618	359,116	(2.9)
Policy acquisition costs	64,964	62,852	3.4
Other operating expenses	172,020	152,731	12.6
Interest expense	26,623	24,191	10.1
Provision for income taxes	102,266	108,493	(5.7)

Net Income.    Our mortgage insurance segment’s net income for 2006 was $282.8 million, an increase of $14.2 million or 5.3% from $268.6 million in 2005. This increase was mainly due to an increase in net investment income and a decrease in the provision for losses, partially offset by an increase in other operating expenses.

Net Premiums Written and Earned.    Net premiums written for 2006 were $849.1 million, a $28.5 million or 3.2% decrease from $877.6 million for 2005. Net premiums earned for 2006 were $812.0 million, a $5.1 million or 0.6% increase compared to $806.9 million for 2005. The decrease in net premiums written in 2006 was mainly due to a decrease in primary new insurance written during the period and premiums written from NIMs, partially offset by an increase in premiums written in domestic credit default swaps. The increase in premiums earned mainly related to an increase of $7.3 million from international transactions, partially offset by a decrease in premiums earned related to our NIMs transactions.

The following table provides additional information related to premiums written and earned as of and for the years indicated:

	Year Ended December 31
	2006	2005	2004
Net premiums written ($ thousands)
Primary and Pool Insurance	$723,213	$752,194	$751,604
Seconds	57,935	56,092	62,480
NIMs	34,215	40,318	48,421
International	23,861	25,612	3,546
Domestic credit default swaps	9,778	3,132	—
Financial guaranty wrap	109	284	—

Net premiums written	$849,111	$877,632	$866,051

	Year Ended December 31
	2006	2005	2004
Net premiums earned ($ thousands)
Primary and Pool Insurance	$715,136	$712,538	$688,875
Seconds	52,588	50,043	64,777
NIMs	28,251	39,877	59,555
International	10,644	3,338	1,346
Domestic credit default swaps	5,287	817	—
Financial guaranty wrap	109	284	—

Net premiums earned	$812,015	$806,897	$814,553

Net Investment Income.    Net investment income attributable to our mortgage insurance business for 2006 was $138.3 million, an increase of $20.0 million or 16.9%, compared to $118.3 million for 2005. Investment income for 2006 reflects an increase in interest income on bonds due to higher investment balances, higher overall interest rates and an increase in dividend income on private equity investments.

Net Gains on Securities.    Net gains on securities in our mortgage insurance business were $30.2 million for 2006, compared to $27.6 million for 2005. Included in net gains on securities for 2006 is an allocation of net gains on securities to the mortgage insurance segment, most of which came from the sale of our remaining interest in Primus. The 2006 amount also includes approximately $9.4 million in losses related to the write-down of other-than-temporarily impaired securities.

Change in Fair Value of Derivative Instruments.    The change in the fair value of derivatives was a gain of $3.7 million for 2006, compared to a gain of $4.1 million for 2005, due mainly to changes in the fair value of embedded options in convertible securities held in the investment portfolio of $13.4 million, partially offset by $9.7 million of change in fair value of derivative instruments related to NIMs. When convertible securities with embedded options carried at unrealized gains are sold, it has the effect of reclassifying the unrealized gain from the change in fair value of derivative instruments to gains on securities. See Note 2 of Notes to Consolidated Financial Statements.

Other Income.    Other income for 2006 was $13.1 million, a $5.9 million or 31.2% decrease from $19.0 million in 2005. Other income mostly includes income related to contract underwriting services, which was lower for 2006 as compared to 2005 due to less demand for this service.

Provision for Losses.    The provision for losses for 2006 was $348.6 million, compared to $359.1 million for 2005. This decrease is mostly due to a decrease in primary delinquencies and claims received year over year, as well as the incorporation into our loss reserve model of positive results from our heightened loss management efforts throughout 2006 on both first- and second-lien delinquencies. Despite a decrease in delinquencies, there has been a shift in existing delinquencies to the later stages of delinquencies, which requires a higher reserve as these delinquencies are closer to a claim payment or foreclosure. In addition, we experienced a significant increase in filed claims during the third quarter of 2006 related to a second-lien structured transaction in which we split losses with our counterparty on a 50-50 basis. Our total net exposure under this second-lien structured transaction is approximately $70 million, or half of the $140 million in total gross exposure relating to the transaction. We continue to closely examine every claim filed in this deal. Based on currently available information, we expect that claims will not significantly exceed premiums over the life of this deal.

Policy Acquisition Costs.    Policy acquisition costs were $65.0 million for 2006, compared to $62.9 million for 2005. The 2006 amount includes the amortization of commissions relating to international business. This increase was also the result of the acceleration of the amortization of policy acquisition costs of $4.7 million and $5.1 million in 2006 and 2005, respectively. The acceleration relates to prior years’ books of business that canceled more quickly than anticipated due to repayments and pay-offs of the underlying mortgages, thus resulting in a reduction in the base asset.

Other Operating Expenses.    Other operating expenses were $172.0 million for 2006, an increase of $19.3 million or 12.6% compared to $152.7 million for 2005. For 2006, other operating expenses included increases in employee costs due to the implementation of SFAS No. 123R, consulting costs, office equipment, software depreciation and a $6.0 million write-off of capitalized software that was deemed impaired, partially offset by a decrease in contract underwriting expenses and reserves for remedies. Contract underwriting expenses for 2006 and 2005, including the impact of reserves for remedies, were $28.1 million and $35.7 million, respectively. During 2006, loans underwritten via contract underwriting for flow business accounted for 12.6% of applications, 12.3% of commitments for insurance and 11.4% of insurance certificates issued, compared to 16.6%, 16.3% and 15.7%, respectively, for 2005.

Interest Expense.    Interest expense attributable to our mortgage insurance business for 2006 was $26.6 million compared to $24.2 million for 2005. Both periods include interest on our long-term debt, including the impact of interest-rate swaps, allocated to the mortgage insurance segment.

Provision for Income Taxes.    The effective tax rate for 2006 was 26.6% compared to 28.8% in 2005. The tax rate for 2006 reflects an allocation of the reversal of prior years’ reserves for uncertain tax positions that expired June 30, 2006. In addition the lower tax rate reflects an overall increase in the ratio of income generated from tax-advantaged securities compared to income generated from operations.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

The following table summarizes our mortgage insurance segment’s results of operations for the years ended December 31, 2005 and 2004 (in thousands):

	Year Ended December 31		% Change
	2005	2004	2005 vs. 2004
Net income	$268,606	$271,882	(1.2)%
Net premiums written	877,632	866,051	1.3
Net premiums earned	806,897	814,553	(0.9)
Net investment income	118,325	118,694	(0.3)
Net gains on securities	27,649	44,380	(37.7)
Change in fair value of derivative instruments	4,110	11,940	(65.6)
Other income	19,008	24,247	(21.6)
Provision for losses	359,116	400,936	(10.4)
Policy acquisition costs	62,852	75,487	(16.7)
Other operating expenses	152,731	141,131	8.2
Interest expense	24,191	20,138	20.1
Provision for income taxes	108,493	104,240	4.1

Net Income.    Our mortgage insurance segment’s net income for 2005 was $268.6 million, a decrease of $3.3 million or 1.2% from $271.9 million in 2004. This decrease was mainly due to a decrease in net premiums earned, net gains on securities, change in fair value of derivative instruments and other income and an increase in other operating expenses, partially offset by a decrease in the provision for losses and policy acquisition costs.

Net Premiums Written and Earned.    Net premiums written for 2005 were $877.6 million, an $11.5 million or 1.3% increase from $866.1 million for the comparable period of 2004. Net premiums earned for 2005 were $806.9 million, a $7.7 million or 0.9% decrease compared to $814.6 million for 2004. Net premiums earned in 2005 reflect a decrease of $31.3 million in net premiums earned from non-traditional products such as second-lien mortgages and NIMs business. Premiums earned from non-traditional products were $94.4 million in 2005, compared to $125.7 million in 2004 due to significant run-off in NIMs business and, until late in 2005, a low volume of second-lien mortgage business written. Partially offsetting the 2005 decline in premiums earned was an increase of $23.7 million in premiums earned from the primary insurance business as a result of a change in the product mix to higher premium rate products and the acceleration of premiums earned resulting from the cancellation of policies contained within a large, single premium structured transaction. For 2005, the premium mix included a higher percentage of non-prime business, which has higher premium rates compared to the prime business because the level of expected loss associated with this type of insurance is higher than the expected loss associated with prime business.

Net Investment Income.    Net investment income attributable to our mortgage insurance business for 2005 was $118.3 million, compared to $118.7 million for 2004. Investment income for 2005 reflects a higher level of investment expenses and a decrease in dividend income, partially offset by an increase in interest income on bonds.

Net Gains on Securities.    Net gains on securities in our mortgage insurance business were $27.6 million for 2005, compared to $44.4 million for 2004. This decrease was principally related to the unusually high net gains on securities recorded in 2004 as a result of changes in asset allocation and investment execution strategies.

Change in Fair Value of Derivative Instruments.    The change in the fair value of derivatives was a gain of $4.1 million for 2005, compared to a gain of $11.9 million for 2004, mainly due to the sale of convertible securities with mark-to-market gains in 2005 and changes in the fair value of embedded options in convertible securities held in the investment portfolio.

Other Income.    Other income for 2005 was $19.0 million, a $5.2 million or 21.6% decrease from $24.2 million in 2004. The decrease in 2005 mainly reflects a decrease in contract underwriting services.

Provision for Losses.    The provision for losses for 2005 was $359.1 million, compared to $400.9 million for 2004. Our mortgage insurance business experienced a significant decrease in claims paid in 2005; however, there was an approximate 10% increase in delinquencies at December 31, 2005, compared to December 31, 2004, which was mainly related to the large number of hurricane–related delinquencies.

Policy Acquisition Costs.    Policy acquisition costs were $62.9 million for 2005, compared to $75.5 million for 2004. This decrease was mainly the result of the $5.1 million acceleration of the amortization of policy acquisition costs for 2005 and the $11.6 million acceleration of the amortization of policy acquisition costs in 2004, related to prior years’ books of business that had canceled more quickly than anticipated.

Other Operating Expenses.    Other operating expenses were $152.7 million for 2005, an increase of $11.6 million or 8.2% compared to $141.1 million for 2004. For 2005, other operating expenses included increases in employee costs, depreciation expense, outside services and the write-off of debt issuance costs, partially offset by a decrease in the reserve for contract underwriting remedies. During 2005, we processed requests for remedies on less than 1% of loans underwritten via contract underwriting. In 2004, as a result of increased contract underwriting in the previous two years, which significantly increased our exposure to underwriting errors, an increase in the contract underwriting reserve for remedies was necessary. Provisions for contract underwriting remedies were $8.0 million in 2005 compared to $11.9 million in 2004. Contract underwriting expenses for 2005 and 2004, including the impact of reserves for remedies included in other operating expenses, were $35.7 million and $46.8 million, respectively. During 2005, loans underwritten via contract underwriting accounted for 16.6% of applications, 16.3% of commitments for insurance and 15.7% of insurance certificates issued compared to 23.4%, 22.8% and 21.5%, respectively, in 2004.

Interest Expense.    Interest expense attributable to our mortgage insurance business for 2005 was $24.2 million compared to $20.1 million for 2004. Both periods include interest on our long-term debt that was allocated to the mortgage insurance segment as well as the impact of interest-rate swaps.

Provision for Income Taxes.    The effective tax rate for 2005 was 28.8% compared to 27.7% in 2004. The increased tax rate reflects a lower proportion of tax-exempt income to total income.

The following tables provide selected information as of and for the periods indicated for our mortgage insurance segment.

	Year Ended December 31
	2006		2005		2004
Primary new insurance written (“NIW”) ($ in millions)
Flow	$25,364	63.2%	$25,596	60.1%	$36,358	81.1%
Structured	14,753	36.8	16,996	39.9	8,462	18.9

Total Primary	$40,117	100.0%	$42,592	100.0%	$44,820	100.0%

Flow
Prime	$18,578	73.2%	$19,177	74.9%	$24,765	68.1%
Alt-A	4,836	19.1	4,093	16.0	8,429	23.2
A minus and below	1,950	7.7	2,326	9.1	3,164	8.7

Total Flow	$25,364	100.0%	$25,596	100.0%	$36,358	100.0%

Structured
Prime	$4,000	27.1%	$5,657	33.3%	$3,626	42.9%
Alt-A	9,222	62.5	7,147	42.0	1,748	20.7
A minus and below	1,531	10.4	4,192	24.7	3,088	36.4

Total Structured	$14,753	100.0%	$16,996	100.0%	$8,462	100.0%

Total
Prime	$22,578	56.3%	$24,834	58.3%	$28,391	63.4%
Alt-A	14,058	35.0	11,240	26.4	10,177	22.7
A minus and below	3,481	8.7	6,518	15.3	6,252	13.9

Total Primary	$40,117	100.0%	$42,592	100.0%	$44,820	100.0%

During 2006, non-prime business accounted for $17.5 billion or 43.7% of new primary insurance written (80.2% of which was Alt-A) by our mortgage insurance segment, compared to $17.8 billion or 41.7% (63.3% of which was Alt-A) for 2005 and $16.4 billion or 36.6% for 2004 (61.9% of which was Alt-A). There was a higher level of non-prime business written in structured transactions during the year ended December 31, 2006 compared to 2005 and 2004.

	Year Ended December 31
	2006		2005		2004
Total Primary New Insurance Written by FICO (a) Score ($ in millions)
Flow
<=619	$1,603	6.3%	$1,489	5.8%	$2,216	6.1%
620-679	7,693	30.3	7,680	30.0	11,678	32.1
680-739	9,210	36.4	9,322	36.4	13,556	37.3
>=740	6,858	27.0	7,105	27.8	8,908	24.5

Total Flow	$25,364	100.0%	$25,596	100.0%	$36,358	100.0%

Structured
<=619	$1,545	10.5%	$4,207	24.8%	$3,087	36.5%
620-679	4,303	29.2	5,302	31.2	3,094	36.6
680-739	5,760	39.0	4,833	28.4	1,612	19.0
>=740	3,145	21.3	2,654	15.6	669	7.9

Total Structured	$14,753	100.0%	$16,996	100.0%	$8,462	100.0%

Total
<=619	$3,148	7.9%	$5,696	13.4%	$5,303	11.8%
620-679	11,996	29.9	12,982	30.5	14,772	33.0
680-739	14,970	37.3	14,155	33.2	15,168	33.8
>=740	10,003	24.9	9,759	22.9	9,577	21.4

Total Primary	$40,117	100.0%	$42,592	100.0%	$44,820	100.0%

(a)	Fair Isaac and Company (“FICO”) credit scoring model.

	Year Ended December 31
	2006		2005		2004
Percentage of primary new insurance written
Refinances	35%		41%		40%
95.01% LTV (b) and above	15%		10%		11%
ARMS
Less than 5 years	24%		35%		32%
5 years and longer	14%		16%		10%
Primary risk written ($ in millions)
Flow	$6,386	82.0%	6,384	68.3%	$9,179	78.9%
Structured	1,404	18.0	2,961	31.7	2,455	21.1

Total	$7,790	100.0%	$9,345	100.0%	$11,634	100.0%

(b)	Loan-to-value ratios: The ratio of the original loan amount to the original value of the property.

	Year Ended December 31
	2006	2005	2004
Pool risk written (in millions)	$359	$569	$304
Other risk written (in millions)
Seconds
1st loss	$47	$97	$80
2nd loss	233	571	74
NIMs	502	99	100
International
1st loss-Hong Kong primary mortgage insurance	65	271	—
Reinsurance	21	9	24
Credit default swaps	—	7,303	149
Other
Domestic credit default swaps	32	180	—
Financial guaranty wrap	—	511	—

Total other risk written	$900	$9,041	$427

In 2005 and 2006, we wrote a significant amount of pool risk where we are in a second-loss position. In these transactions, we will only pay claims if pool losses are greater than any applicable deductible or stop-loss.

For the year ended December 31, 2006, other risk written was $900.0 million, compared to $9.0 billion for 2005 and $427.0 million for 2004. Most of the other risk written for the year ended December 31, 2006 was insurance on NIMs and second-lien insurance in which we are in a second-loss position. Included in the $9.0 billion of other risk written for the year ended December 31, 2005 is $7.3 billion of other risk written in the form of credit default swaps written as AAA tranches of mortgage-backed securities in Germany and Denmark, which were written late in the fourth quarter of 2005. Opportunities for structured transactions depend on a number of macroeconomic factors, and thus, the volume of structured transactions we enter into can vary significantly from year to year.

	Year Ended December 31
	2006		2005		2004
Primary insurance in force ($ in millions)
Flow	$83,529	73.3%	$82,700	75.4%	$89,741	77.8%
Structured	30,374	26.7	26,984	24.6	25,574	22.2

Total Primary	$113,903	100.0%	$109,684	100.0%	$115,315	100.0%

Prime	$76,854	67.5%	$74,940	68.3%	$79,628	69.0%
Alt-A	25,571	22.4	21,223	19.4	22,092	19.2
A minus and below	11,478	10.1	13,521	12.3	13,595	11.8

Total Primary	$113,903	100.0%	$109,684	100.0%	$115,315	100.0%

Primary risk in force ($ in millions)
Flow	$20,724	81.9%	$20,330	79.0%	$21,991	81.4%
Structured	4,587	18.1	5,399	21.0	5,021	18.6

Total Primary	$25,311	100.0%	$25,729	100.0%	$27,012	100.0%

Flow
Prime	$16,283	78.6%	$15,630	76.9%	$16,317	74.2%
Alt-A	2,880	13.9	3,131	15.4	3,972	18.1
A minus and below	1,561	7.5	1,569	7.7	1,702	7.7

Total Flow	$20,724	100.0%	$20,330	100.0%	$21,991	100.0%

Structured
Prime	$1,903	41.5%	$2,208	40.9%	$2,105	41.9%
Alt-A	1,354	29.5	1,358	25.1	1,174	23.4
A minus and below	1,330	29.0	1,833	34.0	1,742	34.7

Total Structured	$4,587	100.0%	$5,399	100.0%	$5,021	100.0%

Total
Prime	$18,186	71.9%	$17,838	69.3%	$18,422	68.2%
Alt-A	4,234	16.7	4,489	17.5	5,146	19.1
A minus and below	2,891	11.4	3,402	13.2	3,444	12.7

Total Primary	$25,311	100.0%	$25,729	100.0%	$27,012	100.0%

Direct primary insurance in force was $113.9 billion at December 31, 2006, compared to $109.7 billion at December 31, 2005 and $115.3 billion at December 31, 2004. At December 31, 2006, non-prime insurance in force was $37.0 billion or 32.5% of total primary mortgage insurance in force, compared to $34.7 billion or 31.7% at December 31, 2005 and $35.7 billion or 31.0% at December 31, 2004. Of the $37.0 billion of non-prime insurance in force at December 31, 2006, $25.6 billion or 69.0% was Alt-A. We anticipate that the mix of non-prime mortgage insurance business and non-traditional insurance products could continue to fluctuate as a result of structural changes, competitive pricing differentials and competitive products in the mortgage lending and mortgage insurance business.

	Year Ended December 31
	2006		2005		2004
Total Primary Risk in Force by FICO Score ($ in millions)
Flow
<=619	$1,342	6.5%	$1,321	6.5%	$1,546	7.0%
620-679	6,391	30.8	6,352	31.2	7,045	32.0
680-739	7,556	36.5	7,459	36.7	8,109	36.9
>=740	5,435	26.2	5,198	25.6	5,291	24.1

Total Flow	$20,724	100.0%	$20,330	100.0%	$21,991	100.0%

Structured
<=619	$1,331	29.0%	$1,833	34.0%	$1,750	34.9%
620-679	1,619	35.3	1,957	36.2	1,805	35.9
680-739	1,095	23.9	1,111	20.6	992	19.8
>=740	542	11.8	498	9.2	474	9.4

Total Structured	$4,587	100.0%	$5,399	100.0%	$5,021	100.0%

Total
<=619	$2,673	10.6%	$3,154	12.3%	$3,296	12.2%
620-679	8,010	31.6	8,309	32.3	8,850	32.8
680-739	8,651	34.2	8,570	33.3	9,101	33.7
>=740	5,977	23.6	5,696	22.1	5,765	21.3

Total Primary	$25,311	100.0%	$25,729	100.0%	$27,012	100.0%

Percentage of primary risk in force
Refinances	33%		37%		37%
95.01% LTV and above	18%		14%		13%
ARMs
Less than 5 years	19%		23%		23%
5 years and longer	9%		9%		8%
Total primary risk in force by LTV ($ in millions)
95.01% and above	$4,441	17.6%	$3,599	14.0%	$3,429	12.7%
90.01% to 95.00%	8,005	31.6	8,616	33.5	9,822	36.4
85.01% to 90.00%	9,062	35.8	9,551	37.1	10,290	38.1
85.00% and below	3,803	15.0	3,963	15.4	3,471	12.8

Total Primary	$25,311	100.0%	$25,729	100.0%	$27,012	100.0%

Total primary risk in force by policy year ($ in millions)
2002 and prior	$3,313	13.1%	$4,658	18.1%	$7,612	28.2%
2003	3,800	15.0	5,511	21.4	9,046	33.5
2004	4,565	18.1	7,091	27.6	10,354	38.3
2005	6,538	25.8	8,469	32.9	—	—
2006	7,095	28.0	—	—	—	—

Total Primary	$25,311	100.0%	$25,729	100.0%	$27,012	100.0%

Pool risk in force
Prime	$2,182	72.9%	$2,098	77.4%	$1,946	81.6%
Alt-A	295	9.9	272	10.0	263	11.0
A minus and below	514	17.2	341	12.6	175	7.4

Total pool risk in force	$2,991	100.0%	$2,711	100.0%	$2,384	100.0%

Total pool risk in force by policy year ($ in millions)
2002 and prior	$1,624	54.3%	$1,664	61.4%	$1,748	73.3%
2003	134	4.5	172	6.3	331	13.9
2004	290	9.7	294	10.9	305	12.8
2005	651	21.7	581	21.4	—	—
2006	292	9.8	—	—	—	—

Total Pool	$2,991	100.0%	$2,711	100.0%	$2,384	100.0%

	Year Ended December 31
	2006	2005	2004
Other risk in force (in millions)
Seconds
1st loss	$592	$591	$598
2nd loss	610	638	75
NIMs	592	261	318
International
1st loss-Hong Kong primary mortgage insurance	335	271
Reinsurance	47	29	25
Credit default swaps	7,897	7,469	189
Other
Domestic credit default swaps	212	180	—
Financial guaranty wrap	37	270	—

Total other risk in force	$10,322	$9,709	$1,205

Other risk in force was $10.3 billion at December 31, 2006, compared to $9.7 billion at December 31, 2005 and $1.2 billion at December 31, 2004. Other risk in force at December 31, 2006 and 2005 included a higher level of credit default swaps, including two large international mortgage securitizations completed in the fourth quarter of 2005, comprising a total of $7.9 billion of risk in force at December 31, 2006 and $7.5 billion of risk in force at December 31, 2005, in which we provided credit enhancement at a AAA level. Because of the remote nature of the risk associated with these transactions, premiums are low as a percentage of exposure.

	Year Ended December 31
	2006	2005	2004
Primary risk in force: (in millions)
Florida	$2,317	$2,437	$2,448
California	1,962	2,408	3,514
Texas	1,633	1,558	1,477
New York	1,280	1,433	1,551
Ohio	1,230	1,080	932
Georgia	1,222	1,226	1,253
Illinois	1,118	1,151	1,170
Michigan	974	910	812
Pennsylvania	894	857	799
New Jersey	849	878	902
Total primary risk in force:	$25,311	$25,729	$27,012

Percentage of total primary risk in force:
Florida	9.2%	9.5%	9.1%
California	7.8	9.4	13.0
Texas	6.5	6.1	5.5
New York	5.1	5.6	5.7
Ohio	4.9	4.2	3.5
Georgia	4.8	4.8	4.6
Illinois	4.4	4.5	4.3
Michigan	3.8	3.5	3.0
Pennsylvania	3.5	3.3	3.0
New Jersey	3.4	3.4	3.3

In the mortgage insurance segment, the highest state concentration of primary risk in force at December 31, 2006 was Florida at 9.2% compared to 9.5% at December 31, 2005 and 9.1% at December 31, 2004. The percentage of risk in California has been falling over the past few years due to a high cancellation rate and lower percentage of new business written. California accounted for 12.8% of the mortgage insurance segment’s direct primary new insurance written for the year ended December 31, 2006 compared to 13.8% for the years ended December 31, 2005 and 2004. The largest single customer of our mortgage insurance segment (including branches and affiliates of such customer), measured by primary new insurance written, accounted for 18.6% of primary new insurance written for 2006 compared to 10.6% for 2005 and 9.6% for 2004.

	Year Ended December 31
	2006		2005		2004
Alt-A Information
Primary new insurance written by FICO score ($ in millions)
<=619	$28	0.2%	$34	0.3%	$93	0.9%
620-659	1,600	11.4	1,903	16.9	1,854	18.2
660-679	2,019	14.4	1,513	13.5	1,855	18.2
680-739	6,756	48.0	4,990	44.4	4,475	44.0
>=740	3,655	26.0	2,800	24.9	1,900	18.7

Total	$14,058	100.0%	$11,240	100.0%	$10,177	100.0%

Primary risk in force by FICO score ($ in millions)
<=619	$24	0.6%	$44	1.0%	$70	1.4%
620-659	729	17.2	936	20.9	1,110	21.6
660-679	681	16.1	767	17.0	919	17.8
680-739	1,897	44.8	1,903	42.4	2,157	41.9
>=740	903	21.3	839	18.7	890	17.3

Total	$4,234	100.0%	$4,489	100.0%	$5,146	100.0%

Primary risk in force by LTV ($ in millions)
95.01% and above	$120	2.8%	$190	4.2%	$370	7.2%
90.01% to 95.00%	1,237	29.2	1,425	31.7	1,816	35.3
85.01% to 90.00%	1,832	43.3	1,938	43.2	2,191	42.6
85.00% and below	1,045	24.7	936	20.9	769	14.9

Total	$4,234	100.0%	$4,489	100.0%	$5,146	100.0%

Primary risk in force by policy year ($ in millions)
2002 and prior	$317	7.5%	$520	11.6%	$1,025	19.9%
2003	529	12.5	874	19.5	1,758	34.2
2004	712	16.8	1,432	31.9	2,363	45.9
2005	1,157	27.3	1,663	37.0	—	—
2006	1,519	35.9	—	—	—	—

Total	$4,234	100.0%	$4,489	100.0%	$5,146	100.0%

	Year Ended December 31
	2006	2005	2004
	($ thousands, unless specified otherwise)
Default Statistics
Primary Insurance:
Flow
Prime
Number of insured loans	500,464	508,117	553,688
Number of loans in default	15,141	18,045	17,477
Percentage of total loans in default	3.03%	3.55%	3.16%
Alt-A
Number of insured loans	63,469	67,339	83,264
Number of loans in default	4,348	4,946	6,006
Percentage of total loans in default	6.85%	7.34%	7.21%
A minus and below
Number of insured loans	52,440	54,066	58,635
Number of loans in default	7,250	7,543	6,755
Percentage of total loans in default	13.83%	13.95%	11.52%
Total Flow
Number of insured loans	616,373	629,522	695,587
Number of loans in default	26,739	30,534	30,238
Percentage of total loans in default	4.34%	4.85%	4.35%
Structured
Prime
Number of insured loans	62,680	59,457	56,792
Number of loans in default	3,300	2,640	1,957
Percentage of total loans in default	5.26%	4.44%	3.45%
Alt-A
Number of insured loans	70,164	50,997	44,746
Number of loans in default	3,647	2,564	2,333
Percentage of total loans in default	5.20%	5.03%	5.21%
A minus and below
Number of insured loans	36,597	47,348	46,037
Number of loans in default	9,014	8,472	5,923
Percentage of total loans in default	24.63%	17.89%	12.87%
Total Structured
Number of insured loans	169,441	157,802	147,575
Number of loans in default	15,961	13,676	10,213
Percentage of total loans in default	9.42%	8.67%	6.92%
Total Primary Insurance
Prime
Number of insured loans	563,144	567,574	610,480
Number of loans in default	18,441	20,685	19,434
Percentage of total loans in default	3.27%	3.64%	3.18%
Alt-A
Number of insured loans	133,633	118,336	128,010
Number of loans in default	7,995	7,510	8,339
Percentage of total loans in default	5.98%	6.35%	6.51%
A minus and below
Number of insured loans	89,037	101,414	104,672
Number of loans in default	16,264	16,015	12,678
Percentage of loans in default	18.27%	15.79%	12.11%
Total Primary
Number of insured loans	785,814	787,324	843,162
Number of loans in default	42,700 (1)	44,210 (1)	40,451
Percentage of loans in default	5.43%	5.62%	4.80%
Pool insurance:
Number of loans in default	18,681 (2)	10,194 (2)	6,749

(1)	Includes approximately 1,161 and 452 defaults at December 31, 2006 and December 31, 2005, respectively, where reserves have not been established because no claim payment is currently anticipated.
(2)	Includes approximately 13,309 and 3,699 defaults at December 31, 2006 and December 31, 2005, respectively, where reserves have not been established because no claim payment is currently anticipated.

The default and claim cycle in the mortgage insurance business begins with our receipt of a default notice from the insured. Generally, the insured notifies us of a default within 15 days after the loan has become 60 days past due. For reporting and internal tracking purposes, we do not consider a loan to be in default until the loan has been in default for 60 days. The total number of loans in default increased to 67,173 at December 31, 2006, from 57,088 at December 31, 2005 and 48,940 at December 31, 2004. The average loss reserve per default at December 31, 2006 was $9,725, compared to $10,444 and $11,435 at December 31, 2005 and 2004, respectively. Primary and pool defaults at December 31, 2006 included approximately 1,161 and 13,309 defaults, respectively, on loans where reserves have not been established because no claim payment is currently anticipated. At December 31, 2005, primary and pool defaults included 452 and 3,699 defaults, respectively, on loans where reserves have not been established. Excluding those defaults without a related reserve, the average loss reserve per default was $12,395 and $12,518 at December 31, 2006 and 2005, respectively.

The default rate on the primary business was 5.4% at December 31, 2006, 5.6% at December 31, 2005 and 4.8% at December 31, 2004. The number of non-prime loans in default at December 31, 2006 was 24,259, which represented 56.8% of the total primary loans in default at December 31, 2006, compared to 23,525 non-prime loans in default at December 31, 2005, which represented 53.2% of the total primary loans in default at December 31, 2005 and 21,017 non-prime loans in default at December 31, 2004, representing 52.0% of total primary loans in default at December 31, 2004. The non-prime mortgage insurance business experienced an increase in the number of defaults at December 31, 2006 compared to December 31, 2005. Although the default rate on this business is higher than on prime business, higher premium rates charged for non-prime business are expected to compensate for the increased level of expected losses associated with this business. The default rate on the Alt-A business decreased to 6.0% at December 31, 2006, from 6.4% at December 31, 2005 and 6.5% at December 31 2004. The default rate on the A minus and below loans was 18.3% at December 31, 2006, compared to 15.8% at December 31, 2005 and 12.1% at December 31, 2004. The default rate on the prime business was 3.3% at December 31, 2006, compared to 3.6% at December 31, 2005 and 3.2% at December 31, 2004. The combined default rate on non-prime business increased to 10.9% at December 31, 2006 from 10.7% at December 31, 2005 and 9.0% at December 31, 2004.

The following table lists our total direct claims paid by product and average claim paid by product as of the periods indicated:

	Year Ended December 31
(In thousands)	2006	2005	2004
Direct claims paid:
Prime	$117,471	$121,297	$140,822
Alt-A	64,018	79,371	85,124
A minus and below	93,662	85,980	95,438
Seconds	38,204	33,699	42,969

Total	$313,355	$320,347	$364,353

Average claim paid:
Prime	$26.1	$24.1	$24.1
Alt-A	35.6	36.5	38.6
A minus and below	28.3	27.0	27.1
Seconds	26.8	22.0	27.0
Total	$28.4	$26.9	$27.7

Claim activity is not spread evenly throughout the coverage period of a book of business. Relatively few claims on prime business are received during the first two years following issuance of a policy and on non-prime business during the first year. Historically, claim activity on prime loans has reached its highest level in the third through fifth years after the year of policy origination, and on non-prime loans this level is expected to be reached in the second through fourth years. Approximately 67.1% of our primary risk in force and approximately 41.2% of our pool risk in force at December 31, 2006 had not yet reached its highest claim frequency years. Because it is difficult to predict both the timing of originating new business and the cancellation rate of existing business, it is also difficult to predict, at any given time, the percentage of risk in force that will reach its highest claim frequency years on any future date. Direct claims paid for 2006 were $313.4 million compared to $320.3 million for 2005 and $364.4 million for 2004. The average claim paid has fluctuated over the past few years mostly due to differing coverage amounts and loan balances. In addition, changes in real estate values may also affect the amount of the average claim paid. Claims paid on second-lien mortgages continue to increase as a result of an increase in the volume of second-lien business written over the past few years on which we have begun paying claims, partially offset by an increase in recoveries. A significant amount of risk written on second-lien business during the year ended December 31, 2006 and 2005, was in a second-loss position.

	Year Ended December 31
($ in thousands, unless specified otherwise)	2006	2005	2004
States with highest claims paid:
Ohio	$30,147	$26,728	$21,149
Texas	30,130	33,312	32,783
Michigan	29,567	22,326	18,480
Georgia	26,032	28,548	31,874
Colorado	18,382	20,889	18,681

Percentage of total claims paid:
Ohio	9.6%	8.3%	5.8%
Texas	9.6	10.4	9.0
Michigan	9.4	7.0	5.1
Georgia	8.3	8.9	8.8
Colorado	5.9	6.5	5.1

A higher level of claims exist in the auto states of Ohio, Michigan and Indiana, as problems with the domestic auto industry and related industries depress economic growth, employment and house prices in these states.

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

Since August 29, 2005, the date that Hurricane Katrina first struck and caused extensive property damage to the U.S. Gulf Coast, we have paid approximately $16.2 million in claims on mortgage insurance written in areas damaged by Hurricanes Katrina and Rita (as designated by Freddie Mac, the “designated areas”) as of December 31, 2006, including approximately $12.7 million for claims received after August 29, 2005.

While we experienced an increase in defaults in mortgage insurance in designated areas in the months following the hurricanes, defaults have been steadily decreasing since then—approximately 3,613 defaults remain outstanding as of December 31, 2006, which is down from 6,208 defaults at December 31, 2005. We remain uncertain as to how many claims we ultimately may have to pay on these defaults. The organizations servicing these loans have reported defaults, in some cases, despite the existence of forbearance agreements that permit homeowners to defer mortgage payments on these loans. Limitations also exist in our master policy of insurance that could prevent us from paying all or part of a claim. For example, we are permitted to adjust a claim where the property underlying a mortgage in default is subject to unrestored physical damage. We have taken a view that these loans will not perform better or worse than any other delinquencies. As of December 31, 2006, we had established a related mortgage insurance loss reserve of $31.3 million related to the 3,613 Hurricane Katrina- and Rita-related defaults, including a reserve of $7.6 million for approximately 900 defaults associated with heavily-damaged areas. As of December 31, 2005 we had established a mortgage insurance loss reserve of $58.5 million related to 6,208 hurricane related defaults.

	Year Ended December 31
(In thousands, unless specified otherwise)	2006	2005	2004
Provision for losses	$348,618	$359,116	$400,936
Reserve for losses	$653,236	$596,210	$559,632

Reserves for losses by category:
Prime	$198,133	$179,152	$165,936
Alt-A	136,411	137,430	160,815
A minus and below	228,012	190,312	147,604
Pool insurance	31,116	44,135	43,023
Seconds	36,166	35,876	37,547
Other	1,635	9,305	4,707

Reserve for losses, net	631,473	596,210	559,632
Reinsurance recoverable (1)	21,763	—	—

Total	$653,236	$596,210	$559,632

(1)	Primarily related to a first-loss, second-lien captive originated as a quota-share transaction.

The loss reserve as a percentage of risk in force was 1.7% at December 31, 2006, compared to 1.6% at December 31, 2005 and 1.8% at December 31, 2004. The following table reconciles our mortgage insurance segment’s beginning and ending reserves for losses and LAE for 2005 and 2006 (in thousands):

Mortgage Insurance
Balance at January 1, 2005	$559,632
Add total losses and LAE incurred in respect of default notices received	359,116
Deduct total losses and LAE paid in respect of default notices received	322,538

Balance at December 31, 2005	596,210
Add total losses and LAE incurred in respect of default notices received	348,618
Deduct total losses and LAE paid in respect of default notices received	313,355

Balance at December 31, 2006, net	631,473
Add Reinsurance recoverables (1)	21,763

Balance at December 31, 2006	$653,236

(1)	Primarily related to a first-loss, second-lien captive originated as a quota-share transaction.

	Year Ended December 31
	2006	2005	2004
Captives
Premiums ceded to captives (in millions)	$96.7	$92.9	$87.3
% of total premiums	11.7%	11.5%	11.3%
NIW subject to captives (in millions)	$13,157	$12,221	$17,777
% of primary NIW	32.8%	28.7%	39.7%
IIF (c) subject to captives	34.1%	38.6%	33.2%
RIF (d) subject to captives	38.9%	35.6%	34.9%
Persistency (twelve months ended)	67.3%	58.2%	58.8%

(c)	Insurance in force.
(d)	Risk in force.

Results of Operations—Financial Guaranty

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

The following table summarizes the results of operations for our financial guaranty business for the years ended December 31, 2006 and 2005 (in thousands):

	Year Ended December 31		% Change
	2006	2005	2006 vs. 2005
Net income	$136,082	$118,054	15.3%
Net premiums written	262,874	223,055	17.9
Net premiums earned	203,831	211,773	(3.8)
Net investment income	95,895	89,977	6.6
Net gains on securities	7,827	10,737	(27.1)
Change in fair value of derivative instruments	12,384	5,245	n/m
Other income	692	939	(26.3)
Provision for losses	20,660	31,517	(34.4)
Policy acquisition costs	46,645	52,999	(12.0)
Other operating expenses	59,772	64,978	(8.0)
Interest expense	16,590	15,105	9.8
Equity in net income (loss) of affiliates	—	(361)	(100.0)
Provision for income taxes	40,880	35,657	14.6

n/m = not meaningful

Net Income.    Our financial guaranty segment’s net income for 2006 was $136.1 million, an $18.0 million or 15.3% increase from $118.1 million for 2005. Net income for 2005 reflects a $4.1 million immediate after-tax reduction as a result of the 2005 recapture. The increase for 2006 was mainly due to a decrease in the provision for losses, policy acquisition costs and other operating expenses, and an increase in net investment income and change in fair value of derivative instruments, partially offset by a decrease in net premiums earned and a higher provision for income taxes.

Net Premiums Written and Earned.    Net premiums written and earned for 2006 were $262.9 million and $203.8 million, respectively, compared to $223.1 million and $211.8 million, respectively, for 2005. Net premiums written and earned for 2005 reflect a reduction of $54.7 million and $4.5 million, respectively, related to the 2005 recapture. Included in net premiums written and earned for 2006 were $60.1 million and $71.5 million, respectively, of other credit enhancement fees on derivative financial guaranty contracts, compared to $50.5 million and $59.1 million, respectively, for 2005. Net premiums written and earned in 2006 were significantly impacted by the run-off in the trade credit reinsurance line of business. For 2006, trade credit reinsurance accounted for 1.7% and 10.5% of financial guaranty’s net premiums written and earned, respectively, down from 15.7% and 23.3%, respectively, of financial guaranty’s net premiums written and earned for 2005 (12.6% and 22.8%, respectively, excluding the impact of the 2005 recapture).

The following table shows the breakdown of net premiums written and earned by our financial guaranty segment’s various product lines for 2006, 2005 and 2004:

	Year Ended December 31
	2006	2005	2004
	(In thousands)
Net premiums written:
Public finance direct	$80,234	$73,117	$52,279
Public finance reinsurance	81,065	77,797	74,777
Structured finance direct	78,107	71,211	94,423
Structured finance reinsurance	18,869	20,649	32,112
Trade credit reinsurance	4,599	35,023	59,262

	262,874	277,797	312,853
Impact of recaptures (1)	—	(54,742)	(96,417)

Total net premiums written	$262,874	$223,055	$216,436

Net premiums earned:
Public finance direct	$33,017	$32,533	$26,643
Public finance reinsurance	37,765	34,413	41,651
Structured finance direct	90,295	79,617	78,292
Structured finance reinsurance	21,278	20,440	33,001
Trade credit reinsurance	21,476	49,309	60,236

	203,831	216,312	239,823
Impact of recaptures (1)	—	(4,539)	(24,892)

Total net premiums earned	$203,831	$211,773	$214,931

(1)	Amounts recorded related to the immediate impact of the 2004 and 2005 recaptures.

The financial guaranty segment derives a substantial portion of its premiums written from a small number of direct primary insurers. In 2006, three primary insurers accounted for $91.3 million or 34.7% of the financial guaranty segment’s gross written premiums. In 2005, one primary insurer accounted for $43.3 million or 19.3% of the financial guaranty segment’s gross written premiums. Excluding the 2005 recapture, two primary insurers accounted for $74.9 million or 26.8% of the financial guaranty segment’s gross written premiums in 2005. No other primary insurer accounted for more than 10% of the financial guaranty segment’s gross written premiums in either 2006 or 2005.

Despite a challenging operating environment, our public finance direct insured par increased by 9.8% in 2006, compared to 2005 while our average premium rate on this business was 137 basis points in 2006 as compared to 152 basis points in 2005. This includes $306 million in public finance par insured in the United Kingdom in 2005, compared with no par insured in the United Kingdom in 2006. The growth in our domestic public finance business occurred despite a 5.0% decrease in new domestic municipal bond issuance, which was $387.7 billion in 2006 compared to $408.3 billion in 2005.

Net Investment Income.    Net investment income attributable to our financial guaranty business was $95.9 million for 2006, compared to $89.9 million for 2005. The 2006 amount includes an increase in investment balances and higher yields.

Net Gains on Securities.    Net gains on securities were $7.8 million for 2006, compared to $10.7 million for 2005. The 2006 amount includes an allocation of the gain on the sale of our remaining interest in Primus, partially offset by approximately $1.2 million in losses related to the write-down of other-than-temporarily impaired investment securities. Also included in 2005, is a $3.2 million loss on the write-down of our interest in SBF Participacoes Ltda.

Change in Fair Value of Derivative Instruments.    Change in the fair value of derivative instruments was a gain of $12.4 million for 2006 compared to a gain of $5.2 million for 2005. In the fourth quarter of 2005, we refined our mark-to-market model for valuing corporate collateralized debt obligations, to reflect actual credit spreads by individual name, when available, as compared to our previous version of the model which used average spreads for similarly rated names. While application of the new model resulted in minimal changes for most of our derivative transactions, one high-yield synthetic obligation showed a large difference due to greater spread volatility in the high-yield corporate names included in this transaction. At December 31, 2005, our refined model indicated that we had incurred a $50.8 million loss on this transaction, resulting in a $40.1 million mark-to-market adjustment in 2005. On March 2, 2006, Radian Asset Assurance and its counterparty to this transaction agreed to terminate this transaction and to amend the one other derivative financial guaranty contract that we have insured with this same counterparty. As a result, included in the change in the fair value of derivative instruments for 2006, was a $17.2 million charge in connection with the termination of this derivative contract. On February 14, 2007, the counterparty also terminated the transaction amended in March 2006, at no cost to either party. As a result of this termination, we will have a $10.2 million gain in the fair value of derivative instruments for the first quarter of 2007. The remaining change in fair value of derivatives instruments for 2006 was mostly a result of the moderate tightening of spreads related to synthetic collateralized debt obligations in 2006, compared to severe tightening in 2005, and a decrease in the duration until maturity on remaining deals. During 2006, the financial guaranty segment received $4.6 million in recoveries of previous default payments on derivative financial guaranty contracts and paid $68.0 million for early termination payments and $0.1 million for default payments. During 2005, the financial guaranty segment received $7.6 million of recoveries of previous default payments on derivative financial guaranty contracts and paid $0.1 million for default payments.

Other Income.    Other income was $0.7 million for 2006, compared to $0.9 million for 2005. This decrease was mostly due to lower advisory fee income during 2006.

Provision for Losses.    The provision for losses was $20.7 million for 2006, compared to $31.5 million for 2005. The year over year decrease was largely the result of the continued run-off in our trade credit reinsurance line of business. The provision for losses in 2006 represented 10.1% of net premiums earned for 2006, compared to 14.9% for 2005 (14.6% excluding the 2005 recapture). Our financial guaranty business paid $15.8 million in insurance claims for 2006 and $29.6 million in claims for 2005 related to a single manufactured housing transaction with Conseco Finance Corp.

We closely monitor our financial guaranty obligations and we use an internal classification process to identify and track troubled credits. We classify credits as “intensified surveillance credits” when we determine that continued performance is questionable and, in the absence of a positive change, may result in a claim. At December 31, 2006, 2005 and 2004, the financial guaranty segment had the following exposure on credits classified as intensified surveillance credits:

	December 31 2006		December 31 2005		December 31 2004
	# of credits	Par Outstanding	# of credits	Par Outstanding	# of credits	Par Outstanding
	($ in millions)
Less than $25	20	$103	21	$117	28	$85
$25-$100	5	245	5	290	6	337
Greater than $100	—	—	1	248	—	—

Total	25	$348	27	$655	34	$422

We establish loss reserves on our non-derivative financial guaranty contracts as discussed in “Critical Accounting Policies—Reserve for Losses” in this Item 7 and in Note 2 of Notes to Consolidated Financial Statements. We have allocated non-specific reserves of $26.2 million on five intensified surveillance credits (representing an aggregate par amount of $91.2 million) at December 31, 2006. We expect that we will suffer losses with respect to these insured obligations approximately equal to the total amount reserved. In comparison, we had allocated non-specific reserves of $27.8 million on three credits at December 31, 2005 and $9.8 million on one credit at December 31, 2004.

There is one credit at December 31, 2006 for which we have not allocated a specific reserve that, without a positive change, is likely to default in the near-term and could potentially result in a material claim. Based on currently available information, we expect that any claim from this credit, to the extent one arises, would range from a minimal amount up to slightly more than 50% of the $44 million in total par outstanding. The potential amount of any claim is not estimable at this point, in part, because of the availability of a number of strategic alternatives currently under consideration and other mitigating factors that could reduce or delay any payment from us.

Two of the six intensified surveillance credits with $25 million or greater in exposure identified at December 31, 2005 and one of the six intensified surveillance credits with $25 million or greater in exposure identified at December 31, 2004 were derivative financial guaranty contracts. One of these credits at December 31, 2005, representing $248 million in exposure, was terminated in March 2006 as discussed above in “Change in Fair Value of Derivative Instruments.” The second credit at December 31, 2005, which represented $60.0 million in exposure, expired in November 2006, without claim. There were no direct derivative financial guaranty contracts on the intensified surveillance list as of December 31, 2006. In accordance with accounting principles generally accepted in the United States of America (“GAAP”), we do not establish loss reserves on our derivative financial guaranty contracts. Instead, gains and losses on derivative financial guaranty contracts are derived from internally generated models that take into account both credit and market spreads and are recorded through our consolidated statements of income. See “Critical Accounting Policies—Derivative Instruments and Hedging Activity” for a discussion of how we account for derivatives under Financial Accounting Standards Board (“FASB”) Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”).

Policy Acquisition Costs.    Policy acquisition costs were $46.6 million for 2006, compared to $53.0 million for 2005. The year over year decrease was largely the result of the continued run-off in our trade credit reinsurance line of business. Included in policy acquisition costs for 2006 were $11.9 million of origination costs related to derivative financial guaranty contracts, compared to $10.9 million for 2005.

Other Operating Expenses.    Other operating expenses were $59.8 million for 2006, compared to $65.0 million for 2005. The year over year decrease resulted primarily from a decrease in consulting costs allocated from the parent company. The expense ratio (which includes other operating expenses and policy acquisition costs) of 52.2% for 2006 was down from 55.7% for 2005 (53.8% excluding the impact of the 2005 recapture).

Interest Expense.    Interest expense was $16.6 million for 2006, compared to $15.1 million for 2005. Both periods include interest on our long-term debt, including the impact of interest-rate swaps, which was allocated to the financial guaranty segment.

Provision for Income Taxes.    The effective tax rate was 17.7% for 2006, compared to 23.2% for 2005. The lower tax rate for 2006 reflects an allocation of the reversal of prior years’ tax exposures that expired June 30, 2006. The lower tax rate also reflects an overall increase in the ratio of income generated from tax-advantaged securities compared to income generated from operations.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

The following table summarizes the results of operations for our financial guaranty business for the years ended December 31, 2005 and 2004 (in thousands):

	Year Ended December 31		% Change
	2005	2004	2005 vs. 2004
Net income	$118,054	$134,232	(12.0)%
Net premiums written	223,055	216,436	3.1
Net premiums earned	211,773	214,931	(1.5)
Net investment income	89,977	85,557	5.2
Net gains on securities	10,737	3,995	n/m
Change in fair value of derivative instruments	5,245	34,989	(85.0)
Other income	939	2,050	(54.2)
Provision for losses	31,517	55,898	(43.6)
Policy acquisition costs	52,999	46,343	14.4
Other operating expenses	64,978	52,327	24.1
Interest expense	15,105	12,022	25.6
Equity in net income (loss) of affiliates	(361)	1,422	n/m
Provision for income taxes	35,657	42,122	(15.3)

n/m = not meaningful

Net Income.    Our financial guaranty segment’s net income for 2005 was $118.1 million, a $16.1 million or 12.0% decrease from $134.2 million for 2004. The decrease in net income for 2005 mainly reflects a reduction in change in fair value of derivative instruments and an increase in policy acquisition costs and other operating expenses of $19.3 million, partially offset by a reduction in the provision for losses of $24.4 million. Net income for 2005 includes a $4.1 million immediate after-tax reduction as a result of the 2005 recapture. Net income for 2004 reflects a $10.3 million immediate after-tax reduction as a result of the 2004 recapture.

Net Premiums Written and Earned.    Net premiums written and earned for 2005 were $223.1 million and $211.8 million, respectively, compared to $216.4 million and $214.9 million, respectively, for 2004. Net premiums written and earned in 2005 were negatively impacted by the 2004 and 2005 recaptures as well as by a reduction in trade credit reinsurance, which offset increases in our direct business. Also included in net premiums written and earned for 2005 were $50.5 million and $59.1 million, respectively, of other credit enhancement fees on derivative financial guaranty contracts, compared to $66.1 million and $50.3 million, respectively, for 2004.

In 2005, our public finance direct insured par increased by 62.9% compared to 2004 and our average premium rate on this business remained steady at 152 basis points in 2005 as compared to 153 basis points in 2004. The 2005 direct insured par and average premium rate includes $306 million of international public finance par insured in the United Kingdom. The growth in our domestic public finance business was assisted by a 13.2% increase in new domestic municipal bond issuance, reaching $408.3 billion in 2005 compared to $360.2 billion in 2004.

Net Investment Income.    Net investment income attributable to our financial guaranty business was $89.9 million for 2005, compared to $85.6 million for 2004. This increase was a result of continued growth in invested assets and improved investment yields over 2004.

Net Gains on Securities.    Net gains on securities were $10.7 million for 2005, compared to $4.0 million for 2004. This increase is mostly related to sales of convertible bonds that were in a gain position in 2005. Also included in 2005, is a $3.2 million loss on the write-down of our interest in SBF Participacoes Ltda.

Change in Fair Value of Derivative Instruments.    Change in the fair value of derivative instruments was a gain of $5.2 million for 2005 compared to a gain of $35.0 million for 2004. The 2005 amount includes a negative $40.1 million mark-to-market adjustment on one derivative financial guaranty contract. The change in fair value of derivatives for 2005 and 2004 reflects a general tightening of spreads on credit derivatives. During 2005, the financial guaranty segment received $7.6 million in recoveries of previous default payments on derivative financial guaranty contracts and paid $0.1 million for default payments. During 2004, the financial guaranty segment received $4.0 million of recoveries of previous default payments, paid $18.6 million for default payments and received $2.9 million of early termination receipts.

Provision for Losses.    The provision for losses was $31.5 million for 2005, compared to $55.9 million for 2004. This decrease was due to favorable loss development in the financial guaranty insurance business, including a reduction in trade credit reinsurance reserves from prior years and a lower volume of trade credit reinsurance business written in 2005, which generally has a higher loss ratio. The provision for losses in 2005 represented 14.9% of net premiums earned for 2005 (including the impact of the 2005 recapture), compared to 26.0% for 2004 (including the impact of the 2004 recapture). The provision for losses was 14.6% and 23.3% of net premiums earned for 2005 and 2004, respectively, excluding the impact of the respective recaptures. Our financial guaranty business paid $29.6 million in insurance claims for 2005 and $30.7 million in claims for 2004 related to a single manufactured housing transaction.

Policy Acquisition Costs.    Policy acquisition costs were $53.0 million for 2005, compared to $46.3 million for 2004. Included in policy acquisition costs for 2005 were $10.9 million of origination costs related to derivative financial guaranty contracts, compared to $8.7 million for 2004. Included in 2005 and 2004 policy acquisition costs was a $9.8 million reduction of policy acquisition costs in 2004 related to the 2004 recapture and a $1.7 million increase in policy acquisition costs in 2005 related to the 2005 recapture.

Other Operating Expenses.    Operating expenses were $65.0 million for 2005 compared to $52.3 million for 2004. The expense ratio, which includes other operating expenses and policy acquisition costs was 55.7% for 2005 (53.8% excluding the impact of the 2005 recapture) which was up from 45.9% for 2004 (45.2% excluding the impact of the 2004 recapture). There were slightly higher expenses in 2005 due to higher technology and severance costs and the write-off of software that we are no longer using. This was partially offset by the release of liabilities related to the disposition of Van-Am Insurance Company, Inc., an insurance subsidiary of Radian Asset Assurance that was engaged on a run-off basis in reclamation bonds for the coal mining industry and surety bonds covering closure and post-closure obligations of landfill operations.

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

Provision for Income Taxes.    The effective tax rate was 23.2% for 2005, compared to 23.9% for 2004. The low tax rate for both periods reflects a higher percentage of pre-tax income derived from tax-advantaged securities compared to income generated from operations.

The gross par originated by our financial guaranty segment in 2006, 2005 and 2004 is as follows:

Type	2006	2005	2004
	(In millions)
Public finance:
General obligation and other tax-supported	$4,192	$4,605	$3,841
Healthcare and long-term care	2,134	2,148	1,400
Water/sewer/electric/gas and investor-owned utilities	1,747	1,376	838
Airports/transportation	713	908	384
Education	710	569	561
Housing	113	130	105
Other municipal	181	96	168

Total public finance	9,790	9,832	7,297

Structured finance:
Collateralized debt obligations	22,362	11,152	4,630
Asset-backed obligations	1,305	2,534	2,010
Other structured	1,436	1,197	379

Total structured finance	25,103	14,883	7,019

Total	$34,893	$24,715	$14,316

The following schedule depicts the expected earned premiums for the existing financial guaranty portfolio, assuming no advance refundings, as of December 31, 2006. Expected earnings will differ from contractual earnings because borrowers have the right to call or prepay financial guaranty obligations. Unearned premium amounts are net of prepaid reinsurance.

	Ending Net Unearned Premiums	Unearned Premium Amortization	Future Installments	Total Premium Earnings
	(In millions)
2007	$603.3	$91.0	$68.7	$159.7
2008	541.5	61.8	67.6	129.4
2009	490.4	51.1	58.9	110.0
2010	446.0	44.4	45.3	89.7
2011	404.7	41.3	38.4	79.7

2007 – 2011	404.7	289.6	278.9	568.5
2012 – 2016	233.9	170.8	83.6	254.4
2017 – 2021	116.1	117.8	30.2	148.0
2022 – 2026	44.3	71.8	20.3	92.1
After 2027	—	44.3	26.7	71.0

Total		$694.3	$439.7	$1,134.0

The following table shows the breakdown of claims paid and incurred losses for each period:

	Year Ended December 31
	2006	2005	2004
	(In thousands)
Claims Paid:
Trade credit reinsurance	$15,144	$23,401	$24,085
Other financial guaranty	7,529	11,708	27,237
Conseco Finance Corp.	15,763	29,574	30,657

	38,436	64,683	81,979
Impact of recapture (1)	—	—	11,488

Total	$38,436	$64,683	$93,467

Incurred Losses:
Trade credit reinsurance	$4,991	$16,019	$28,586
Other financial guaranty	16,701	15,498	27,312
Conseco Finance Corp.	(1,032)	—	—

Total	$20,660	$31,517	$55,898

(1)	Comprised of claim payments related to the 2004 recapture.

The following table shows the breakdown of the reserve for losses and loss adjustment expenses for our financial guaranty segment at the end of each period indicated:

	December 31
	2006	2005	2004
	(In thousands)
Financial Guaranty:
Case reserves	$45,803	$58,013	$98,359
Allocated non-specific	26,185	27,750	9,750
Unallocated non-specific	60,431	54,878	56,748
Trade Credit Reinsurance and Other:
Case reserves	23,493	22,068	34,126
Incurred But Not Reported (“IBNR”)	33,135	42,083	42,397

Total	$189,047	$204,792	$241,380

The allocated non-specific reserve at December 31, 2006, relates to five credits with a total par outstanding of $26.2 million. The increase in the allocated non-specific reserve at December 31, 2005 relates to one public finance credit and one structured finance credit with an aggregate total par outstanding of $41.2 million.

Financial Services—Results of Operations

The financial services segment includes the credit-based businesses conducted through our affiliates, C-BASS and Sherman.

Net income attributable to the financial services segment for 2006 was $163.3 million compared to $136.2 million for 2005 and $112.5 million for 2004. Equity in net income of affiliates was $257.0 million for 2006, compared to $218.1 million for 2005 and $179.1 million for 2004. C-BASS accounted for $133.9 million of the total equity in net income of affiliates for 2006, compared to $107.8 million for 2005 and $95.9 million for 2004. This reflects the growth in C-BASS’ servicing income from the significant growth in the size of their serviced portfolio, as well as a favorable spread environment for the issuance of C-BASS’s mortgage–backed securities. The increase in interest rates at the end of the third quarter of 2006 produced some mark-to-market hedge losses for C-BASS, but most of these losses were recovered in the fourth quarter of 2006. C-BASS’ results could vary significantly from period to period because a portion of C-BASS’ income is dependent on its ability to sell mortgage-backed securities in the capital markets. The mortgage capital markets can be volatile, subject to changes in interest rates, credit spreads and liquidity. In addition, C-BASS owns mortgage-backed securities which can be called for redemption, often in low interest-rate environments, such as have existed recently, which can lead to volatility in its quarterly results, as can C-BASS’ requirement to mark many of its balance sheet components to market. Redemptions during 2006 contributed to the increase in equity in net income of affiliates. Sherman accounted for $123.1 million of the total equity in net income of affiliates for 2006 compared to $110.3 million in 2005 and $83.3 million in 2004. The increase in 2006 equity in net income of affiliate reflects growth in, and strong collections on, Sherman’s portfolio, as well as strong performance by its origination business. Sherman booked a significant amount of gains on portfolios sold during 2006 and 2005.

Other

Singer Asset Finance Company L.L.C. (“Singer”), a wholly-owned subsidiary of EFSG, is currently operating on a run-off basis. Singer had been engaged in the purchase, servicing, and securitization of assets, including state lottery awards and structured settlement payments. Singer’s run-off operations consist of servicing and/or disposing of Singer’s previously originated assets and servicing its non-consolidated special-purpose vehicles. The results of this subsidiary are not material to our financial results. At December 31, 2006, we had approximately $289 million and $269 million of non-consolidated assets and liabilities, respectively, associated with Singer special-purpose vehicles. Our investment in these special-purpose vehicles was $20 million at December 31, 2006.

Contractual Obligations and Commitments

We have various contractual obligations that are recorded as liabilities in our Consolidated Financial Statements. Other items, including payments under operating lease agreements, are not recorded on our consolidated balance sheets as liabilities but represent a contractual commitment to pay.

The following table summarizes our contractual obligations and commitments as of December 31, 2006, and the future periods in which such obligations are expected to be settled in cash. Although the majority of our loss reserves do not represent contractual obligations and commitments under the Securities and Exchange Commission (“SEC”) definition, they are included in the table because they represent management’s estimate of the claims that we will be required to pay on our mortgage insurance and financial guaranty contracts. The table also reflects the timing of principal and interest payments on outstanding debt. Additional details regarding these obligations are provided in the Notes to Consolidated Financial Statements as referenced in the table:

	Payments Due by Period
	Total	Less than 1 Year	1-3 years	4-5 years	More than 5 years
	(In thousands)
Long-term debt (Note 7)	$1,035,951	$46,875	$93,750	$332,448	$562,878
Capital lease obligations	—	—	—	—	—
Operating lease commitments (Note 13)	109,051	11,292	22,849	23,091	51,819
Purchase obligations	—	—	—	—	—
Reserve for losses and loss adjustment expenses (Notes 2 and 6) (1)	755,667	160,300	589,536	5,431	400
Pension, SERP and other postretirement benefit plans liabilities (Note 12)	7,527	1,256	708	1,011	4,552

Total	$1,908,196	$219,723	$706,843	$361,981	$619,649

(1)	Our reserve for losses and loss adjustment expenses reflects the application of accounting policies described below in “Critical Accounting Policies—Reserve for Losses.” As of December 31, 2006, we have financial guaranty non-specific reserves of $86.6 million that are not included in the table. The payments due by period are management’s estimates and assume that all of the loss reserves included in the table will result in claim payments.

On December 13, 2006, we replaced a $400 million unsecured credit facility, comprised of a $100 million 364-day facility that was scheduled to expire on December 14, 2006 and a $300 million five-year facility that was to expire on December 16, 2009 with a $400 million unsecured revolving credit facility that is scheduled to expire December 13, 2011. The new facility includes a $100 million uncommitted line that we may exercise at our option, subject to our obtaining necessary commitments from lenders. This new facility bears interest on any amounts drawn at a rate dependent on our credit rating at the time of borrowing and will be calculated according to, at our option, a base rate or a Eurocurrency rate, plus an applicable margin and utilization fee. If necessary, this facility will be used for working capital and general corporate purposes. There were no drawdowns on the expired facility, and we have not drawn down any amounts under the new facility through December 31, 2006.

As part of the equity allocation component of our investment program, we have committed to invest $55 million in alternative investments that are primarily private equity structures. At December 31, 2006, we had unfunded commitments of $35.4 million. These commitments have capital calls over a period of at least six years, and certain fixed expiration dates or other termination clauses.

We also have certain contractual arrangements that would require us to make payments or provide funding if certain circumstances occur (“contingent commitments”). We do not currently expect that these contingent commitments will result in any amounts being paid by us.

We also utilize letters of credit to back assumed reinsurance contracts, medical insurance policies and an excise tax-exemption certificate used for ceded premiums from our domestic operations to our international operations. These letters of credit are with various financial institutions, have terms of one-year and will automatically renew unless we specify otherwise. The letters of credit outstanding at December 31, 2006 and 2005 were $15.5 million and $17.1 million, respectively.

New securities regulations became effective in 2005 that impose enhanced disclosure requirements on issuers of asset-backed (including mortgaged-backed) securities, including most customers in our structured business. To allow these customers to comply with the new regulations, we may be required in any given transaction, depending on the amount of credit enhancement that we are providing, to provide audited financial statements for the insurance subsidiary participating in the transaction. We are in the process of producing financial statements (and having them audited) for each of our primary insurance subsidiaries. We anticipate that these financial statements will be available sometime in 2007. Until they are available, we will provide full and unconditional holding-company level guarantees for our insurance subsidiaries’ obligations in such transactions, principally on our mortgage insurance business for which financial statements prepared in accordance with GAAP have never previously been available. To date, we have guaranteed two structured transactions for Radian Guaranty with approximately $537 million of remaining credit exposure.

Off-Balance-Sheet Arrangements

We guarantee the payment of up to $25.0 million of a revolving credit facility issued to Sherman which expires in December 2007. Our guaranty facilitates the issuance and renewal of the facility, which Sherman may use for general corporate purposes. There were no amounts outstanding under this facility at December 31, 2006.

Investments

We are required to group assets in our investment portfolio into one of three categories: held to maturity, available for sale or trading securities. Fixed-maturity securities for which we have the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. Investments classified as available for sale are reported at fair value, with unrealized gains and losses (net of tax) reported as a separate component of stockholders’ equity as accumulated other comprehensive income. Investments classified as trading securities are reported at fair value, with unrealized gains and losses (net of tax) reported as a separate component of income. During 2006, we began classifying certain new security purchases as trading securities.

Similar securities were classified as available for sale for periods prior to 2006. For securities classified as either available for sale or held to maturity, we conduct a quarterly evaluation of declines in market value of the securities to determine whether the decline is other-than-temporary.

If the fair value of a security is below the cost basis, and it is judged to be other-than-temporary, the cost basis of the individual security is written down to fair value through earnings as a realized loss, and the fair value becomes the new basis. During 2006, we recorded approximately $10.6 million of charges related to declines in the fair value of securities (mainly small cap value stocks and convertible securities) considered to be other-than-temporary. There were no such charges in 2005 and 2004. At December 31, 2006, 2005 and 2004, there were no other investments held in the portfolio that were determined to be other-than-temporarily impaired. Realized gains and losses are determined on a specific identification method and are included in income.

Our evaluation of market declines for other-than-temporary impairment is based on management’s case-by-case evaluation of the underlying reasons for the decline in fair value. We consider a wide range of factors about the security and use our best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations used by us in the impairment evaluation process include, but are not limited to: (i) the length of time and the extent to which the market value has been below cost or amortized cost; (ii) the potential for impairments of securities when the issuer is experiencing significant financial difficulties; (iii) the potential for impairments in an entire industry sector or sub-sector; (iv) the potential for impairments in certain economically depressed geographic locations; (v) the potential for impairments of securities where the issuer, series of issuers or industry has suffered a catastrophic type of loss or has exhausted natural resources; (vi) the Company’s ability and intent to hold the security for a period of time sufficient to allow for the full recovery of its value to an amount equal to or greater than cost or amortized cost; (vii) unfavorable changes in forecasted cash flows on asset-backed securities; and (viii) other subjective factors, including concentrations and information obtained from regulators and rating agencies.

The following table shows the gross unrealized losses and fair value of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006.

	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government securities	$35,399	$402	$22,389	$482	$57,788	$884
U.S. government-sponsored enterprises	7,743	204	13,251	174	20,994	378
State and municipal obligations	150,114	639	72,750	1,009	222,864	1,648
Corporate bonds and notes	26,244	426	28,655	539	54,899	965
Asset–backed securities	71,897	792	116,874	2,895	188,771	3,687
Private placements	4,779	46	3,360	91	8,139	137
Foreign governments	40,744	557	37,959	1,146	78,703	1,703
Redeemable preferred stock	9,086	274	—	—	9,086	274
Convertible securities	79,041	3,988	12,187	174	91,228	4,162

Total	$425,047	$7,328	$307,425	$6,510	$732,472	$13,838

U.S. government securities

The unrealized losses of 12 months or greater duration as of December 31, 2006 on our investments in U.S. Treasury obligations were caused by interest rate increases. During 2006, the Federal Reserve raised the federal funds rates four times for a total of 100 basis points. A majority of the securities remained at an unrealized loss position due to the rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment. Because we have the ability and intent to hold these investments until a full recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2006.

U.S. government-sponsored enterprises

The unrealized losses of 12 months or greater duration as of December 31, 2006 on our investment in U.S. agency mortgage-backed securities were also caused by interest rate increases. The contractual cash flows of these investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of our investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold these investments until a full recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2006.

State and municipal obligations

The unrealized losses of 12 months or greater duration as of December 31, 2006 on our investments in tax-exempt state and municipal securities were caused by interest rate increases. During 2006, the taxable yield curve movements for 3-month U.S. treasury bills and 10-year U.S. treasury bonds ranged from an increase of 93 basis points to a decrease of 31 basis points and the tax-exempt yield curve movements for 1-year municipal bonds and 10-year municipal bonds ranged from an increase of 30 basis points to a decrease of 8 basis points. The majority of our bonds in this category reflected maturities under 10 years where tax-exempt yields increased the most. We believe that credit quality did not impact security pricing due to the relative high quality of the holdings (i.e., the majority of the securities were either AAA/Aaa rated bonds, insured, partially pre-refunded or partially escrowed to maturity). Because we have the ability and intent to hold these investments until a full recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2006.

Corporate bonds and notes

The unrealized losses of 12 months or greater duration as of December 31, 2006 on the majority of the securities in this category were caused by market interest rate increases. A majority of the securities remained at an unrealized loss position due to these rate increases. Unrealized losses for the remaining securities in this category are attributable to changes in business operations, resulting in widened credit spreads from December 31, 2005 to December 31, 2006. Because we have the ability and intent to hold these investments until a full recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2006

Asset-backed securities

The unrealized losses of 12 months or greater duration as of December 31, 2006 on the securities in this category were caused by market interest rate increases. A majority of the securities remained at an unrealized loss position due to the rate increases. Because we have the ability and intent to hold these investments until a full recovery of fair value, which may be maturity, we do not consider the investment in these securities to be other-than-temporarily impaired at December 31, 2006.

Private placements

The unrealized losses of 12 months or greater duration as of December 31, 2006 on the majority of the securities in this category were caused by market interest rate increases. A majority of the securities remained at an unrealized loss position due to the rate increases. Because we have the ability and intent to hold these investments until a full recovery of fair value, which may be maturity, we do not consider the investment in these securities to be other-than-temporarily impaired at December 31, 2006.

Foreign governments

The unrealized losses of 12 months or greater duration as of December 31, 2006 on the majority of the securities in this category were caused by market interest rate increases. We believe that credit quality did not impact security pricing due to the relative high quality of the holdings (i.e., the majority of the securities were highly-rated governments and government agencies or corporate issues with minimum ratings of single-A). Because we have the ability and intent to hold these investments until a full recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2006.

Convertible securities

The unrealized losses of 12 months or greater duration as of December 31, 2006 on the majority of the securities in this category were caused by market interest rate increases. We believe that while interest rate changes contributed to a decline in investment value in almost all cases, credit quality, whether industry or company specific, did not have a significant or irrecoverable impact on security pricing. Because we have the ability and intent to hold these investments until a full recovery of fair value, which may be maturity, we do not consider the investment in these securities to be other-than-temporarily impaired at December 31, 2006.

For all investment categories, unrealized losses of less than 12 months in duration were generally attributable to interest rate increases. All securities were evaluated in accordance with our impairment recognition policy covering various time and price decline scenarios. Because we have the ability and intent to hold these investments until a full recovery of fair value, which may be maturity, we do not consider the investment in these securities to be other-than-temporarily impaired at December 31, 2006.

The following table show the gross unrealized losses and fair value of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired (in thousands), aggregated by investment category and length of time that individuals securities had been in a continuous unrealized loss position, December 31, 2005.

	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government securities	$40,321	$310	$2,992	$65	$43,313	$375
U.S. government-sponsored enterprises	29,539	458	3,586	187	33,125	645
State and municipal obligations	518,721	5,172	21,403	520	540,124	5,692
Corporate bonds and notes	34,637	668	6,314	157	40,951	825
Asset-backed securities	148,185	2,588	69,563	3,033	217,748	5,621
Private placements	11,259	176	8,081	570	19,340	746
Foreign governments	38,897	339	—	—	38,897	339
Redeemable preferred stock	66,571	5,180	—	—	66,571	5,180
Convertible securities	84,799	1,085	35,796	3,252	120,595	4,337
Equity securities	22,326	4,248	—	—	22,326	4,248

Total	$995,255	$20,224	$147,735	$7,784	$1,142,990	$28,008

The contractual maturity of securities in an unrealized loss position at December 31, 2006 was as follows:

	Fair Value	Amortized Cost	Unrealized Loss
	(In millions)
2007	$23.2	$24.1	$0.9
2008 – 2011	220.9	223.3	2.4
2012 – 2016	81.8	83.8	2.0
2017 and later	208.7	213.2	4.5
Asset-backed securities	188.8	192.5	3.7
Redeemable preferred stock	9.1	9.4	0.3

Total	$732.5	$746.3	$13.8

Liquidity and Capital Resources

We act principally as a holding company for our insurance subsidiaries and do not have any significant operations of our own. Dividends from our subsidiaries, which may include dividends they have received from our affiliates (C-BASS and Sherman), and permitted payments to us under our tax- and expense-sharing arrangements with our subsidiaries, along with income from our investment portfolio, are our principal sources of cash to pay stockholder dividends and to meet our obligations. These obligations include our operating expenses, taxes and interest and principal payments on debt. The payment of dividends and other distributions to us by our insurance subsidiaries are regulated by insurance laws and regulations. In general, dividends in excess of prescribed limits are deemed “extraordinary” and require insurance regulatory approval. In addition, although we have expense-sharing arrangements in place with our principal operating subsidiaries that require those subsidiaries to pay their share of holding company-level expenses, including interest expense on our long-term debt, these expense-sharing arrangements may be changed at any time by the applicable state insurance departments. In addition, our insurance subsidiaries’ ability to pay dividends to us, and our ability to pay dividends to our stockholders, is subject to various conditions imposed by the rating agencies for us to maintain our ratings. If the cash we receive from our subsidiaries pursuant to tax- and expense-sharing arrangements is insufficient for us to fund our obligations, we may be required to seek additional capital by incurring additional debt, by issuing additional equity or by selling assets, which we may be unable to do on favorable terms, if at all. The need to raise additional capital or the failure to make timely payments on our obligations could have a material adverse effect on our business, financial condition and operating results.

During 2006, we received $150.0 million in dividends from our mortgage insurance operating subsidiaries. Our insurance subsidiaries may be limited in the amount that they may pay in dividends to us during the next 12 months without first obtaining insurance department approval. We expect to receive modest dividends from our operating subsidiaries throughout 2007 and do not currently expect to seek any extraordinary dividends.

C-BASS paid $46.9 million and $33.5 million in dividends to us during 2006 and 2005, respectively. Sherman paid $103.7 million and $110.7 million of dividends to us during 2006 and 2005, respectively. Sherman also paid us a $51.5 million dividend in January 2007. All dividends from C-BASS and Sherman are initially distributed to our insurance subsidiaries, and therefore are subject to regulatory limitations, as discussed above.

We are currently under examination by the Internal Revenue Service (“IRS”) for the 1999 through 2005 tax years. To date, the IRS examination remains in the discovery phase and no formal notice of proposed adjustment has been received. However, the IRS has indicated that it opposes the recognition of certain tax losses that were generated through our investment in a portfolio of residual interests in Real Estate Mortgage Investment Conduits (“REMICs”). The IRS has indicated that it may issue a formal notice of proposed adjustment upon its completion of discovery which is anticipated to conclude during the fourth quarter of 2007. We will contest any proposed adjustment relating to the IRS’s opposition of the tax losses in question. Upon receipt of the IRS’s proposed adjustment we may make a “payment on account” with the United States Department of the Treasury in order to avoid the accrual of the above-market-rate interest associated with management’s estimate of the potentially unsettled adjustment. We currently anticipate that funding the payment on account could occur during the fourth quarter of 2007 or the first quarter of 2008, and we estimate the capital requirement for such payment to be approximately $84.2 million. Any ultimate overpayment associated with the payment on account would be recovered through a formal claim for refund process.

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

Short-Term Liquidity Needs

Our liquidity needs over the next 12 months include funds for the payment of dividends on our common stock, debt service payments on our outstanding long-term debt, claim payments on our insured obligations, operating expenses and potentially, to fund a payment on account related to the IRS investigation described above. We expect to fund these requirements with amounts received under our expense-sharing arrangements or as dividends from our insurance operating subsidiaries, subject to regulatory requirements, which may include dividends to these subsidiaries from our affiliates (C-BASS and Sherman), and from working capital, all of which we expect to be sufficient to make such payments for at least the next 12 months.

Based on our current intention to pay quarterly common stock dividends of approximately $0.02 per share and assuming that our common stock outstanding remains constant at 79,401,691 shares outstanding at December 31, 2006, we would require approximately $6.4 million to pay our next four quarterly dividends. We will also require approximately $46.9 million annually to pay the debt service on our outstanding long-term debt.

Our sources of working capital consist mostly of premiums written by our insurance operating subsidiaries and investment income at both the holding company and operating subsidiary levels. Working capital is applied mainly to the payment of our insurance operating subsidiaries’ claims, operating expenses and to fund our stock repurchase programs. Cash flows from operating activities for the year ended December 31, 2006, were $488.5 million, compared to $607.6 million for the year ended December 31, 2005. The lower cash flow from operations in 2006 resulted mainly from higher net payments on the settlement of financial guaranty contracts and an increase in prepaid federal income taxes. In 2005, we paid $37.6 million as a result of the 2005 recapture. Positive cash flows are invested pending future payments of claims and other expenses.

We believe that the operating cash flows generated by each of our insurance subsidiaries will provide those subsidiaries with sufficient funds to satisfy their claim payments and operating expenses for at least the next 12 months. In the unlikely event that claim payment obligations and operating expenses exceed the operating cash flows generated by our insurance operating subsidiaries, we believe that we have the ability to fund any excess from sales of short-term investments maintained at the holding company. At December 31, 2006, we had cash and liquid investment securities of $25.9 million. In the unlikely event that we are unable to fund excess claim payments and operating expenses through the sale of short-term investments, we may be required to incur unanticipated capital losses or delays in connection with the sale of less liquid securities held by us. In any event, we do not anticipate the need for borrowings, under credit facilities or otherwise, to satisfy claim payment obligations or other operating expenses.

Long-Term Liquidity Needs

Our most significant need for liquidity beyond the next 12 months is the repayment of the principal amount of our outstanding long-term debt. We expect to meet our long-term liquidity needs using excess working capital, sales of investments, borrowings under our credit facility or through the private or public issuance of debt or equity securities.

In February 2005, the SEC declared effective our $800 million universal shelf registration statement. On June 7, 2005, we issued under the shelf registration statement $250 million of unsecured senior notes at a price of 99.822% of their principal amount. These notes bear interest at the rate of 5.375% per annum, payable semi-annually on June 15 and December 15. The notes mature on June 15, 2015. We have the option to redeem some or all of the notes at any time with not less than 30 days’ notice at a redemption price equal to the greater of the principal amount of the notes or the sum of the present values of the remaining scheduled payments of principal and interest on the notes to be redeemed. We used a portion of the proceeds from the sale of the notes to redeem at par, on August 1, 2005, all $219.3 million in aggregate principal amount outstanding of our 2.25% Senior Convertible Debentures due 2022. We used the balance of the proceeds for general corporate purposes. We may use the shelf registration statement to offer and sell additional debt securities and various other types of securities to the public. However, we may be unable to issue additional securities under the shelf registration statement or otherwise on favorable terms, if at all.

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

On December 13, 2006, we replaced a $400 million unsecured credit facility, comprised of a $100 million 364-day facility that was scheduled to expire on December 14, 2006 and a $300 million five-year facility that was to expire on December 16, 2009, with a $400 million unsecured revolving credit facility that is scheduled to expire on December 13, 2011. The new facility includes a $100 million uncommitted line that we may exercise at our option, subject to our obtaining necessary commitments from lenders. There were no drawdowns on the expired facility, and we have not drawn down any amounts under the new facility through December 31, 2006.

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

In September 2003, Radian Asset Assurance closed on $150 million of money market committed preferred custodial trust securities, pursuant to which it entered into a series of three perpetual put options on its own preferred stock to Radian Asset Securities Inc. (“Radian Asset Securities”), our wholly-owned subsidiary. Radian Asset Securities in turn entered into a series of three perpetual put options on its own preferred stock (on substantially identical terms to the Radian Asset Assurance preferred stock). The counterparties to the Radian Asset Securities put options are three trusts established by two major investment banks. The trusts were created as a vehicle for providing capital support to Radian Asset Assurance by allowing Radian Asset Assurance to obtain immediate access to additional capital at its sole discretion at any time through the exercise of one or more of the put options and the corresponding exercise of one or more corresponding Radian Asset Securities put options. If the Radian Asset Assurance put options were exercised, Radian Asset Securities, through the Radian Asset Assurance preferred stock thereby acquired, and investors, through their equity investment in the Radian Asset Securities preferred stock, would have rights to the assets of Radian Asset Assurance of an equity investor in Radian Asset Assurance. Such rights would be subordinate to policyholders’ claims, as well as to claims of general unsecured creditors of Radian Asset Assurance, but ahead of the parent company’s claims, through EFSG, as the owner of the common stock of Radian Asset Assurance. If all the Radian Asset Assurance put options were exercised, Radian Asset Assurance would receive up to $150 million in return for the issuance of its own perpetual preferred stock, the proceeds of which could be used for any purpose, including the payment of claims. Dividend payments on the preferred stock will be cumulative only if Radian Asset Assurance pays dividends on its common stock. Each trust will be restricted to holding high-quality, short-term commercial paper investments to ensure that it can meet its obligations under the put option. To fund these investments, each trust will issue its own auction market perpetual preferred stock. Each trust is currently rated “A” by each of S&P and Fitch.

Reconciliation of Net Income to Cash Flows from Operations

The following table reconciles net income to cash flows from operations for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	December 31 2006	December 31 2005	December 31 2004
Net income	$582,172	$522,854	$518,653
Decrease in reserves	39,248	713	20,078
Deferred tax provision	145,297	147,156	135,026
Net (payments) receipts related to derivative contracts	(63,548)	7,594	(11,708)
Cash paid for clawbacks (1)	—	(37,645)	(76,882)
Increase in unearned premiums	95,462	131,635	147,733
Increase in deferred policy acquisition costs	(13,241)	(14,344)	(23,499)
Equity in earnings of affiliates	(256,992)	(217,692)	(180,550)
Distributions from affiliates (1)	150,609	144,161	82,300
Net gains on securities and change in fair value of derivative instruments	(31,267)	(32,338)	(52,280)
Increase in prepaid federal income taxes (1)	(223,226)	(125,365)	(101,309)
Depreciation and amortization, net	36,996	39,587	32,339
Other	18,153	41,277	(71,644)

Cash flows from operations	$479,663	$607,593	$418,257

(1)	Cash item.

Cash flows from operations for the year ended 2006 decreased compared to the comparable period of 2005. An increasing portion of our net income has been derived from our equity in earnings of affiliates, which is a non-cash item. This has been partially offset by higher distributions from our affiliates. Cash flows for 2006 were reduced by a $68.0 million payment to terminate a derivative financial guaranty contract, the cash impact of which was more than offset by a higher deferred tax provision that resulted in a significant increase in prepaid federal income taxes. We do not expect net income to greatly exceed cash flows from operations in the future.

Stock Repurchase Programs

Since September 2002, our board of directors has authorized five separate repurchase programs for the repurchase, in the aggregate, of up to 21.5 million shares of our common stock on the open market. At March 31, 2004, we had repurchased all 2.5 million shares under the initial program (announced September 24, 2002) at a cost of approximately $87.0 million. At March 31, 2005, we had repurchased an additional 5.0 million shares under the second program (announced May 11, 2004, and extended to September 8, 2004) at a cost of approximately $235.9 million, and at June 30, 2005, we had repurchased all 5.0 million shares under the third program (announced February 15, 2005) at a cost of approximately $240.0 million. At December 31, 2005, we had repurchased all 3.0 million shares authorized under the fourth repurchase program (announced August 9, 2005) at a cost of approximately $160.0 million. All share repurchases made to date were funded from available working capital, and were made from time to time depending on market conditions, share price and other factors.

On February 8, 2006, we announced that our board of directors had authorized a fifth repurchase program for the repurchase of up to 4.0 million shares of our common stock on the open market. On November 9, 2006, we announced that our board of directors had authorized the purchase of an additional 2.0 million shares as part of an expansion of our existing repurchase program. At December 31, 2006, we had repurchased all of the original 4.0 million authorized shares at a cost of approximately $236.8 million, and we had repurchased 0.5 million of the additional 2.0 million shares at a cost of approximately $26.8 million. Stock purchases under this program are funded from available working capital and are made from time to time, depending on market conditions, stock price and other factors. The board did not set an expiration date for this program.

We also may purchase shares on the open market to meet option exercise obligations and to fund 401(k) matches and purchases under our Employee Stock Purchase Plan and may consider additional stock repurchase programs in the future.

Stockholders’ Equity

Stockholders’ equity was $4.1 billion at December 31, 2006 compared to $3.7 billion at December 31, 2005. Stockholders’ equity increased as a result of: (1) net income of $582.2 million, (2) proceeds from the issuance of common stock under incentive plans of $36.5 million, and (3) an increase in the market value of securities available for sale of $34.0 million, net of tax, offset by our repurchase of approximately 4.5 million shares of our common stock for approximately $263.6 million and dividends paid in 2006 of $6.5 million.

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

In the mortgage insurance segment, reserves for losses generally are not established until we are notified that a borrower has missed two payments. We also establish reserves for associated loss adjustment expenses (“LAE”), consisting of the estimated cost of the claims administration process, including legal and other fees and expenses associated with administering the claims process. SFAS No. 60, (“SFAS 60”) “Accounting and Reporting by Insurance Enterprises,” specifically excludes mortgage guaranty insurance from its guidance relating to the reserve for losses. We maintain an extensive database of claim payment history and use models, based on a variety of loan characteristics, including the status of the loan as reported by its servicer, and macroeconomic factors such as regional economic conditions that involve significant variability over time, as well as more static factors such as the estimated foreclosure period in the area where the default exists, to help determine the likelihood that a default will result in a claim (referred to as the “claim rate”), the amount that we will pay if a default becomes a claim (referred to as “claim severity”) and based on these estimates, the appropriate loss reserve at any point in time. As a result of our continued evaluation of historical data, in the fourth quarter of 2006, we made adjustments to the claim rate estimates of our model, mostly to incorporate the results of our intensified loss management efforts throughout 2006.

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

Our model differentiates between prime and non-prime products and takes into account the different loss development patterns and borrower behavior that is inherent in these products, whether we are in a first- or second-loss position and whether there are deductibles on the loan. We use actuarial projection methodologies to produce a range of reserves by product and a midpoint for each product based on historical factors such as ultimate claim rates and claim severity. In determining the amount of reserve to be recorded, we begin with the calculated midpoint and then we evaluate other conditions, such as current economic conditions, regional housing conditions and the reliability of historical data for new products, to determine if an adjustment to the midpoint calculated by the model is necessary.

The following table shows the mortgage insurance range of loss and LAE reserves, as determined by our actuaries, and recorded reserves for losses and LAE, as of December 31, 2006 and 2005:

	As of December 31, 2006			As of December 31, 2005
Loss and LAE Reserves (in millions)	Low	High	Recorded	Low	High	Recorded
Mortgage Insurance Operations	$592.0	$693.7	$653.2	$545.0	$639.2	$596.2

At December 31, 2006 and 2005, we made a judgment to reserve at a level above the midpoint, given the uncertainty around the ultimate performance of our defaulted non-prime products and the potential overpricing in certain housing markets.

We considered the sensitivity on loss reserve estimates by assessing the potential changes resulting from a hypothetical parallel shift in severity and claim rate. For example, assuming all other factors remain constant, for every 1% change in claim severity or claim rate, we estimated a $5.8 million change in our loss reserves.

In the financial guaranty segment, we establish loss reserves on our non-derivative financial guaranty contracts. We establish case reserves for specifically identified impaired credits that have defaulted and allocated non-specific reserves for specific credits that we expect to default. In addition, we establish unallocated non-specific reserves for our entire portfolio based on estimated statistical loss probabilities. As discussed below, the reserving policies used by the financial guaranty industry are continuing to evolve and are subject to change.

Our financial guaranty loss reserve policy requires management to make the following key estimates and judgments:

•

Setting both case reserves and allocated non-specific reserves requires us to exercise judgment in estimating the severity of the claim that is likely to result from an identified reserving event, which may be any amount up to the full amount of the insured obligation. The reliability of this estimate depends on the reliability of the information regarding the likely severity of the claim and the judgments made by management with respect to that information. Even when we are aware of the occurrence of an event that requires the establishment of a reserve, our estimate of the severity of the claim that is likely to result from that event may not ultimately be correct.

•

At December 31, 2006, we had case reserves and LAE reserves on financial guaranty policies of $45.8 million. Of this amount, $34.0 million was attributable to a single manufactured housing transaction originated and serviced by Conseco Finance Corp. We have a high degree of certainty that we will suffer losses with respect to this insured obligation equal to the amount reserved, which equals the total amount of the remaining insured obligation. The case and LAE reserves also include $9.7 million attributable to 29 reinsured obligations on which our total par outstanding is $33.5 million. These reserves are established based on amounts conveyed to us by the ceding companies and confirmed by us. We do not have any reasonable expectation that the ultimate losses will deviate materially from the amount reserved. The remaining $2.1 million of case and LAE reserves is attributable to eight insured obligations for which we have case and LAE reserves established, partially offset by salvage recoveries on one other insured obligation.

•

At December 31, 2006, five credits were included in our allocated non-specific reserves of $26.2 million. We expect that we will suffer losses with respect to these insured obligations approximately equal to the amount reserved of $26.2 million. These credits have a par amount of $91.2 million.

•

Our unallocated non-specific reserves are established over time by applying expected default factors to the premiums earned during each reporting period. The expected lifetime losses for each credit are determined by multiplying the expected frequency of losses on that credit by the expected severity of losses on that credit and multiplying this number, the loss factor, by that credit’s outstanding par amount. The expected frequency and severity of losses for each credit is generated from three sources—two that are published by major rating agencies and one that is generated by a proprietary internal model—based on the product class, published rating and term to maturity for each credit. We set the expected lifetime losses for each credit at a point in the range between the highest and lowest expected lifetime loss factors generated by the rating agency and internally generated models. The default rates published by rating agencies tend to be very low because we mostly insure investment-grade obligations that, historically, have a very low probability of default. Although the default rate is low, the amount of losses upon default can be very high because we tend to insure large financial obligations. Because of the low incidence of losses on financial guaranty obligations, it is also very difficult to estimate the timing of losses on our insured obligations for which we have not yet established a case reserve or allocated non-specific reserve. The default factors for the years ended December 31, 2006 and 2005, approximated 10% of earned premiums on public finance credits and 20% of earned premiums on structured finance credits.

•

Our unallocated non-specific loss reserve at December 31, 2006, was $60.4 million. The range between the unallocated non-specific reserves that would have resulted from applying the highest and lowest default factors generated by any of the three models was approximately $17 million to $61 million, which we believe provides a reasonably likely range of expected losses. None of the product types that we insure accounted for a materially disproportionate share of the variability within that range.

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

Setting the loss reserves in both business segments involves significant reliance upon estimates with regard to the likelihood, magnitude and timing of a loss. The models and estimates we use to establish loss reserves may not prove to be accurate, especially during an extended economic downturn. We cannot be certain that we have correctly estimated the necessary amount of reserves or that the reserves established will be adequate to cover ultimate losses on incurred defaults.

In January and February 2005, we discussed with the SEC staff, both separately and together with other members of the financial guaranty industry, the differences in loss reserve practices followed by different financial guaranty industry participants. On June 8, 2005, the FASB added a project to its agenda to consider the accounting by insurers for financial guaranty insurance. The FASB’s objective is to provide guidance with respect to the timing of claim liability recognition, premium recognition and the related amortization of deferred policy acquisition costs, specifically for financial guaranty contracts issued by insurance companies that are not accounted for as derivative contracts under SFAS No. 133. The goal is to reduce diversity in accounting by financial guaranty insurers, thereby enabling users to better understand and more readily compare the insurers’ financial statements. The FASB is also expected to examine the appropriate accounting model for other insurance products with similar characteristics, such as mortgage guaranty contracts and trade credit insurance. Proposed and final guidance from the FASB regarding accounting for financial guaranty insurance is expected to be issued in 2007. When and if the FASB or the SEC reaches a conclusion on these issues, we and the rest of the financial guaranty and mortgage insurance industries may be required to change some aspects of our accounting policies.

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

Derivative Instruments and Hedging Activity

We account for derivatives under SFAS No. 133, as amended and interpreted. Some of the fixed-maturity securities included in our investment portfolio and certain of our mortgage and financial guaranty contracts are considered “derivatives.” Under SFAS No. 133, the convertible debt and redeemable preferred securities included in our investment portfolio must be characterized as hybrid securities because they generally combine both debt and equity characteristics. The hybrid classification requires that the convertible security valuation be separated into a fixed-income component and an equity derivative component. Valuation changes on the fixed-income component are recorded as other comprehensive income on our consolidated balance sheets while valuation changes on the equity derivative component are recorded as net gains and losses on our consolidated statements of income. We believe that the market valuation of each hybrid convertible security is appropriately allocated to its fixed-income and equity derivative components.

In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), an amendment of SFAS No. 133 and Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). SFAS No. 155 (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (v) amends SFAS No. 140 to eliminate the exemption from applying the requirements of SFAS No. 133 on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. We are required to adjust retained earnings for fair value amounts related to financial instruments now recorded at fair value. The implementation of SFAS No. 155, effective January 1, 2007, will not have a material impact on our consolidated financial statements.

We account for certain mortgage insurance contracts such as NIMs transactions, as derivative contracts under SFAS No. 133. We have developed a model that estimates the fair value of our NIMs transactions. The model is based on various factors such as recent premium levels and the present value of future estimated cash flows.

The gains and losses on direct derivative financial guaranty contracts are derived from internally generated models. The gains and losses on assumed derivative financial guaranty contracts are provided by the primary insurance companies. With respect to our direct derivative financial guaranty contracts, estimated fair value amounts are determined by us using market information to the extent available, and appropriate valuation methodologies. For CDOs, credit spreads on individual names in our collateral pool are used to determine an equivalent risk tranche on an industry standard credit default swap index. We then estimate the price of our equivalent risk tranche based on observable market prices of standard risk tranches on the industry standard credit default swap index. When credit spreads on individual names are not available, the average credit spread on the credit rating of the name is used. For certain structured transactions, dealer quotes on similar structured transactions are used. For certain structured transactions where market data is not available, no gains or losses are recorded. Significant differences may exist with respect to the available market information and assumptions used to determine gains and losses on derivative financial guaranty contracts. Considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates are not necessarily indicative of amounts we could realize in a current market exchange due to the lack of a liquid market. The use of different market assumptions and/or estimation methodologies may have a significant effect on the estimated fair value amounts.

In the fourth quarter of 2005, we refined our mark-to-market model to use actual credit spreads by individual name, when available as discussed above, as compared to our previous version of the model, which used average spreads for similarly rated names. While application of the new model resulted in immaterial changes for most of our derivative financial guaranty transactions, one synthetic CDO showed a large difference due to greater spread volatility in the underlying high-yield corporate names included in this transaction. On March 2, 2006, Radian Asset Assurance paid $68.0 million to its counterparty in consideration for the termination of this transaction.

A summary of our derivative information as of and for the periods indicated is as follows:

	December 31
	2006	2005
	(In millions)
Balance Sheet
Trading Securities
Amortized cost	$66.9	$68.1
Fair value	106.3	89.4
Derivative Financial Guaranty Contracts
Notional value	$52,563.0	$30,208.0
Gross unrealized gains	$119.3	$98.3
Gross unrealized losses	31.7	72.1

Net unrealized gains	$87.6	$26.2

The components of the change in fair value of derivative instruments are as follows:

	Year Ended December 31
	2006	2005	2004
	(In millions)
Income Statement
Trading Securities	$18.1	$(0.3)	$17.4
Gain on forward contracts	0.2	—	—
Gain on termination of Treasury rate lock	—	1.0	—
Derivative financial guaranty contracts	(2.2)	8.4	29.7

Net gains	$16.1	$9.1	$47.1

The following table presents information at December 31, 2006 and 2005 related to net unrealized gains (losses) on derivative financial guaranty contracts (included in other assets on our consolidated balance sheets).

	December 31 2006	December 31 2005
	(In millions)
Balance at January 1	$26.2	$25.3
Net (losses) gains recorded	(2.2)	8.4
Defaults
Recoveries	(4.6)	(7.6)
Payments	0.2	0.1
Early termination payments	68.0	—

Balance at end of period	$87.6	$26.2

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

We record premiums and origination costs related to credit default swaps and certain other derivative contracts in premiums written and policy acquisition costs, respectively, on our consolidated statements of income. Our classification of these contracts is the same whether we are a direct insurer or we assume these contracts.

In accordance with our risk management policies, we may enter into derivatives to hedge the interest rate risk related to our long-term debt. As of December 31, 2006, we were a party to two interest rate swap contracts relating to our 5.625% unsecured senior notes due 2013. These interest rate swaps are designed as fair value hedges that hedge the change in fair value of our long-term debt arising from interest rate increases. During 2006 and 2005, the fair value hedges were 100% effective. Therefore, the change in the fair value of the derivative instruments in our consolidated statements of income was offset by the change in the fair value of the hedged debt. These interest-rate swap contracts mature in February 2013.

Terms of the interest-rate swap contracts at December 31, 2006 were as follows (dollars in thousands):

Notional amount	$250,000
Rate received—Fixed	5.625%
Rate paid—Floating (a)	6.213%
Maturity date	February 15, 2013
Unrealized loss	$4,588

(a)	The December 31, 2006 six-month LIBOR forward rate at the next swap payment date plus 87.4 basis points.

Deferred Policy Acquisition Costs

Costs associated with the acquisition of mortgage insurance business, consisting of compensation and other policy issuance and underwriting expenses, are initially deferred and reported as deferred policy acquisition costs. Because SFAS No. 60 specifically excludes mortgage guaranty insurance from its guidance relating to the amortization of deferred policy acquisition costs, amortization of these costs for each underwriting-year book of business is charged against revenue in proportion to estimated gross profits over the estimated life of the policies using the guidance provided by SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments.” This includes accruing interest on the unamortized balance of deferred policy acquisition costs. Estimates of expected gross profit including persistency and loss development assumptions for each underwriting year and product type used as a basis for amortization are evaluated regularly, and the total amortization recorded to date is adjusted by a charge or credit to the statement of income if actual experience or other evidence suggests that earlier estimates should be revised. Considerable judgment is used in evaluating these factors when updating the assumptions. The use of different assumptions would have a significant effect on the amortization of deferred policy acquisition costs.

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

Origination costs for derivative mortgage and financial guaranty contracts are expensed as incurred.

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

As a mortgage guaranty and financial guaranty insurer, we are eligible for a tax deduction, subject to certain limitations, under Section 832(e) of the Internal Revenue Code for amounts required by state law or regulation to be set aside in statutory contingency reserves. The deduction is allowed only to the extent that we purchase non-interest-bearing U.S. Mortgage Guaranty Tax and Loss Bonds (“T&L bonds”) issued by the Treasury Department in an amount equal to “the tax benefit derived” from deducting any portion of our statutory contingency reserves. See Note 9 of Notes to Consolidated Financial Statements.

We are currently under examination by the Internal Revenue Service (“IRS”) for the 1999 through 2005 tax years and are regularly audited by tax authorities in other countries and states in which we have significant business operations. To date, the IRS examination remains in the discovery phase and no formal notice of proposed adjustment has been received. However, the IRS has indicated that it opposes the recognition of certain tax losses that were generated through our investment in a portfolio of residual interests in Real Estate Mortgage Investment Conduits (“REMICs”). The IRS has indicated that it may issue a formal notice of proposed adjustment upon its completion of discovery which is anticipated to conclude during the fourth quarter of 2007. We will contest any proposed adjustment relating to the IRS’ opposition of the tax losses in question. We provide tax reserves for federal, state, local and international exposures relating to audit results, tax planning initiatives and compliance responsibilities. We regularly assess the potential outcome of examinations in each of the taxing jurisdictions when determining the adequacy of the provision for income taxes. The development of these reserves requires judgments about tax issues, potential outcomes and timing, and is a subjective significant estimate. Once established, the reserves are adjusted only when there is more information available or when an event occurs necessitating a change to the reserves. Although the outcome of tax examinations is uncertain, in our opinion, adequate provisions for income taxes have been made for potential liabilities emanating from these reviews, including the current IRS audit. If actual outcomes differ materially from these estimates, they could have a material impact on our effective tax rate, results of operations and cash flows.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” FIN 48 is effective for fiscal years beginning after December 15, 2006, and clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management will adopt FIN 48 in the first quarter of 2007. The cumulative effect of applying the provisions of FIN 48 will be an increase of approximately $20 to $22 million in the liability for uncertain income taxes and will be accounted for as a corresponding decrease in the January 1, 2007 balance of retained earnings.

Recent Accounting Pronouncements

In April 2006, the FASB issued FASB Staff Position (“FSP”) No. FIN 46(R)-6 “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)” (“FSP No. FIN 46(R)-6”), which addresses how a reporting enterprise should determine the variability to be considered in applying FASB Interpretation No. 46(R) (“FIN 46R”). The variability that is considered in applying FIN 46R affects the determination of (i) whether the entity is a variable interest entity, (ii) which interests are variable interests in the entity and (iii) which party, if any, is the primary beneficiary of the variable interest entity. That variability will affect any calculation of expected losses and expected residual returns, if such a calculation is necessary. FSP No. FIN 46(R)-6 became effective July 1, 2006. The adoption of this FSP did not have a material impact on our Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 (i) defines fair value, (ii) establishes a framework for measuring fair value in GAAP and (iii) expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for all financial statements issued for fiscal years beginning after November 15, 2007. Management currently is considering the impact that may result from the adoption of SFAS No. 157.

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). SFAS No. 158 requires us to recognize the funded status of a benefit plan—measured as the difference between plan assets at fair value (with limited exceptions) and the benefit obligation—in our consolidated balance sheets. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation. SFAS No. 158 also requires us to recognize as a component of accumulated other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. Amounts recognized in accumulated other comprehensive income, including the gains or losses, prior service costs or credits, and the transition asset or obligation remaining, are adjusted as they are subsequently recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of those statements. In addition, SFAS No. 158 requires us to measure defined benefit plan assets and obligations as of the date of our fiscal year-end statement of financial position (with limited exceptions), and to disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. Employers with publicly traded equity securities are required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. We adopted this statement effective December 31, 2006. The implementation of SFAS No. 158 had an immaterial affect on our Consolidated Financial Statements. See Note 11 of Notes to Consolidated Financial Statements.

In September 2006, the SEC released Staff Accounting Bulletin (“SAB”) No. 108 (“SAB No. 108”). This release expresses the staff’s views regarding the process of quantifying financial statement misstatements and addresses diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. Management has reviewed the SAB in connection with our Consolidated Financial Statements for the current and prior periods, and has determined that its adoption did not have an impact on any of these financial statements.

In February of 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure financial instruments and certain other items at fair value. Items eligible for fair value measurement option established by this statement are (i) recognized financial assets and financial liabilities (with some exceptions), (ii) firm commitments that would otherwise not be recognized at inception and that involve only financial instruments, (iii) nonfinancial insurance contracts and warranties that the insurer can settle by paying a third party to provide those goods or services and (iv) host financial instruments resulting from separation of an embedded nonfinancial derivative instrument from a nonfinancial hybrid instrument. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Management is considering the impact, if any, that may result from the adoption of SFAS No. 159.

In September 2005, Statement of Position (“SOP”) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance contracts”, (“SOP 05-1”), was issued. This SOP provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”. SOP 05-01 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. Management believes the impact, if any, as a result of the adoption of SOP 05-1, will not be material to our Consolidated Financial Statements.

The Emerging Issues Tax Force (“EITF”) reached a consensus on EITF Issue No. 06-4, “The Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). EITF 06-4 addresses whether the postretirement benefit associated with an endorsement split-dollar life insurance arrangement is effectively settled in accordance with Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” and Accounting Principles Board (“APB”) Opinion No. 12 “Omnibus Opinion—1967” upon entering into such an arrangement. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. Management is considering the impact, if any, that may result from the adoption of EITF 06-4.

The EITF reached a consensus on EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance—Determining the Amount that Could be Realized in Accordance with FASB Technical Bulletin No. 85-4” (“EITF 06-5”). EITF 06-5 addresses (i) whether a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract in accordance with Technical Bulletin 85-4, (ii) whether a policyholder should consider the contractual ability to surrender all of the individual-life policies (or certificates in a group policy) at the same time in determining the amount that could be realized under the insurance contract in accordance with Technical Bulletin 85-4 and (iii) whether the cash surrender value component of the amount that could be realized under the insurance contract in accordance with Technical Bulletin 85-4 “Accounting for Purchases of Life Insurance” should be discounted in accordance with APB Opinion No. 21 “Interest on Receivables and Payables”, when contractual limitations on the ability to surrender a policy exist. EITF 06-5 is effective for fiscal years beginning after December 15, 2006. Management believes the impact, as a result of adopting EITF 06-5 effective January 1, 2007, will not be material to our Consolidated Financial Statements.

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

The results of our sensitivity analysis at December 31, 2006 are as follows:

Interest-Rate Risk

The primary market risk in our investment portfolio is interest-rate risk, namely the fair value sensitivity of a fixed-income security to changes in interest rates. We regularly analyze our exposure to interest-rate risk. As a result of the analysis, we have determined that the fair value of our interest rate sensitive investment assets is materially exposed to changes in interest rates.

We estimate the interest-rate risk associated with our fixed-income securities by modeling an instantaneous increase and decrease in interest rates. As of December 31, 2006, hypothetical increases in interest rates of 100 and 150 basis points would cause decreases in the market value of our fixed-income portfolio (excluding short-term investments) of approximately 4.9% (from $5.4 billion to $5.2 billion) and 8.0% (from $5.4 billion to $5.0 billion), respectively. Similarly, hypothetical decreases in interest rates of 100 and 150 basis points would cause increases in the market value of our fixed-income portfolio (excluding short-term investments) of approximately 4.6% (from $5.4 billion to $5.7 billion) and 7.1% (from $5.4 billion to $5.8 billion), respectively.

In April 2004, we entered into interest-rate swaps that, in effect, converted a portion of our fixed-rate long-term debt to a variable rate based on a spread over the six-month LIBOR for the remaining term of the debt. See Note 2 of Notes to Consolidated Financial Statements.

The market value and cost of our long-term debt at December 31, 2006 was $761.2 million and $747.8 million, respectively.

Foreign Exchange Rate Risk

One means of assessing exposure to changes in foreign currency exchange rates on market sensitive instruments is to model effects on reported earnings using a sensitivity analysis. We analyzed our currency exposure as of December 31, 2006 by identifying our investment portfolio that is denominated in currencies other than the U.S. dollar. Our investment portfolio foreign currency exposures were remeasured, generally assuming a 10% decrease in currency exchange rates compared to the U.S. dollar. Under this, with all other factors remaining constant, we estimated as of December 31, 2006 that such a decrease would reduce our investment portfolio held in foreign currencies by $20.2 million.

Equity Market Price

Exposure to changes in equity market prices can be estimated by assessing the potential changes in market values on our equity investments resulting from a hypothetical broad-based decline in equity market prices of 10%. At December 31, 2006, the market value and cost of our equity securities were $298.2 million and $222.4 million, respectively. There have been no material changes in our equity market price risk during the year ended December 31, 2006.

Credit Derivative Risk

We enter into derivative financial guaranty contracts, which include certain derivative financial guaranty contracts written through our mortgage insurance and financial guaranty segments. Gains and losses on our derivative financial guaranty contracts are derived from market pricing when available; otherwise, we use internally generated pricing models. Both methods take into account credit and market spreads and are recorded on our Consolidated Financial Statements. See “Critical Accounting Policies—Derivative Instruments and Hedging Activity” for a discussion of how we account for derivatives under SFAS No. 133.

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

The board of directors exercises its responsibility for the financial statements through its Audit and Risk Committee, which consists entirely of independent non-management board members. The Audit and Risk Committee meets periodically with management and with the independent registered public accounting firm, both privately and with management present, to review accounting, auditing, internal control and financial reporting matters.

Deloitte & Touche LLP, an independent registered public accounting firm, was retained to audit Radian Group Inc.’s Consolidated Financial Statements. The accompanying reports of Deloitte & Touche LLP are based on its audit, which it is required to conduct in accordance with the standards of the Public Company Accounting Oversight Board (United States), and which includes the consideration of Radian’s internal control over financial reporting to establish a basis for reliance thereon in determining the nature, timing and extent of audit tests to be applied.

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

Radian’s management assessed the effectiveness of Radian’s internal control over financial reporting, as of December 31, 2006, using the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management did not identify any material weaknesses in Radian’s internal control over financial reporting and believes that, as of December 31, 2006, Radian’s internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of Radian’s financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

Deloitte & Touche LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2006, has issued an attestation report on management’s Annual Report on Internal Control over Financial Reporting. This report appears on page 132.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Radian Group Inc.

Philadelphia, Pennsylvania

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Radian Group Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2006, of the Company and our report dated March 1, 2007, based on our audits and the report of other auditors, expressed an unqualified opinion on those financial statements and financial statement schedules and included an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards No. 123R, in 2006.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania

March 1, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Radian Group Inc.

Philadelphia, Pennsylvania

We have audited the accompanying consolidated balance sheets of Radian Group Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in common stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits. We did not audit the financial statements of Sherman Financial Group LLC (an equity method investee) as of December 31, 2006, which statements reflect earnings constituting 15% of consolidated pretax income for the year ended December 31, 2006. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Sherman Financial Group LLC, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and (as to the amounts included for Sherman Financial Group LLC for the year ended December 31, 2006) the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Radian Group Inc. and subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, based on our audits and (as to the amounts included for Sherman Financial Group LLC for the year ended December 31, 2006) the report of the other auditors, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment, on January 1, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2007, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania

March 1, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members and Board of Directors of

Sherman Financial Group LLC:

We have audited the consolidated balance sheet of Sherman Financial Group LLC and subsidiaries (a Delaware limited liability company) as of December 31, 2006, and the related consolidated statements of income, members’ equity and cash flows for the year then ended (not presented separately herein). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Sherman Financial Group LLC as of and for the year ended December 31, 2005, were audited by other auditors. Those auditors expressed an unqualified opinion on those financial statements in their report dated February 9, 2006. As discussed in Note B (not presented separately herein), the Company has restated its 2005 financial statements to correct certain classifications in conformity with accounting principles generally accepted in the United States of America. The other auditors reported on the 2005 financial statements before the restatement.

We conducted our audit in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2006 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sherman Financial Group LLC and subsidiaries as of December, 31, 2006, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed above, the financial statements of Sherman Financial Group LLC as of and for the year ended December 31, 2005, were audited by other auditors. As described in Note B (not presented separately herein), these financial statements have been restated. We have audited the adjustments described in Note B to the financial statements that were applied to restate the 2005 financial statements. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review or apply any procedures to the 2005 financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2005 financial statements taken as a whole.

/s/ Grant Thornton LLP

Raleigh, North Carolina

February 15, 2007

CONSOLIDATED BALANCE SHEETS

	December 31
	2006	2005
	(In thousands, except share and per-share amounts)
ASSETS
Investments
Fixed maturities held to maturity—at amortized cost (fair value $86,817 and $130,227)	$84,314	$125,935
Fixed maturities available for sale—at fair value (amortized cost $4,818,050 and $4,493,789)	4,975,773	4,608,460
Trading securities—at fair value (amortized cost $87,009 and $68,078)	128,202	89,440
Equity securities—at fair value (cost $222,444 and $258,768)	298,235	325,117
Short-term investments	238,677	361,937
Other invested assets (cost $15,727 and $2,825)	20,126	2,825

Total investments	5,745,327	5,513,714
Cash	57,901	7,847
Investment in affiliates	618,841	446,151
Deferred policy acquisition costs	221,769	208,325
Prepaid federal income taxes	808,740	585,514
Provisional losses recoverable	12,479	25,388
Accrued investment income	62,823	60,124
Accounts and notes receivable (less allowance of $1,179 and $1,279)	55,672	59,136
Property and equipment, at cost (less accumulated depreciation of $69,314 and $61,285)	33,937	52,062
Other assets	311,182	272,349

Total assets	$7,928,671	$7,230,610

LIABILITIES AND STOCKHOLDERS’ EQUITY
Unearned premiums	$943,687	$849,360
Reserve for losses and loss adjustment expenses	842,283	801,002
Long-term debt	747,770	747,466
Deferred federal income taxes, net	1,129,740	961,993
Accounts payable and accrued expenses	197,634	207,909

Total liabilities	3,861,114	3,567,730

Commitments and Contingencies (Note 13)
Stockholders’ equity
Common stock: par value $.001 per share; 200,000,000 shares authorized; 97,625,407 and 97,373,169 shares issued at December 31, 2006 and 2005, respectively; 79,401,691 and 83,032,456 shares outstanding at December 31, 2006 and 2005, respectively	97	97
Treasury stock: 18,223,716 and 14,340,713 shares in 2006 and 2005, respectively	(931,012)	(688,048)
Additional paid-in capital	1,347,205	1,318,910
Deferred compensation	—	(1,843)
Retained earnings	3,489,290	2,913,649
Accumulated other comprehensive income	161,977	120,115

Total stockholders’ equity	4,067,557	3,662,880

Total liabilities and stockholders’ equity	$7,928,671	$7,230,610

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31
	2006	2005	2004
	(In thousands, except per-share amounts)
Revenues:
Premiums written:
Direct	$1,127,758	$1,117,370	$1,100,297
Assumed	112,615	80,227	68,677
Ceded	(128,388)	(96,910)	(86,487)

Net premiums written	1,111,985	1,100,687	1,082,487
Increase in unearned premiums	(96,139)	(82,017)	(53,003)

Net premiums earned	1,015,846	1,018,670	1,029,484
Net investment income	234,345	208,422	204,349
Net gains on securities	40,842	36,638	50,799
Change in fair value of derivative instruments	16,066	9,170	47,135
Other income	20,847	25,251	32,286

Total revenues	1,327,946	1,298,151	1,364,053

Expenses:
Provision for losses	369,278	390,633	456,834
Policy acquisition costs	111,609	115,851	121,830
Other operating expenses	242,634	225,977	205,687
Interest expense	48,149	43,043	34,660

Total expenses	771,670	775,504	819,011

Equity in net income of affiliates	256,993	217,692	180,550

Pretax income	813,269	740,339	725,592
Provision for income taxes	231,097	217,485	206,939

Net income	582,172	522,854	518,653

Basic net income per share	$7.16	$6.10	$5.57

Diluted net income per share	$7.08	$5.91	$5.33

Average number of common shares outstanding—basic	81,338	85,637	93,062

Average number of common and common equivalent shares outstanding—diluted	82,261	88,746	97,908

Dividends per share	$.08	$.08	$.08

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY

						Accumulated Other Comprehensive Income (Loss)
	Common Stock	Treasury Stock	Additional Paid-in Capital	Deferred Compensation	Retained Earnings	Foreign Currency Translation Adjustment	Unrealized Holding Gains/ Losses	Other	Total
	(In thousands)
BALANCE, JANUARY 1, 2004	$96	$(60,503)	$1,259,559	$—	$1,886,548	$5,251	$134,893	$—	$3,225,844
Comprehensive income:
Net income	—	—	—	—	518,653	—	—	—	518,653
Unrealized foreign currency translation adjustment, net of tax of $4,925	—	—	—	—	—	9,146	—	—	9,146
Unrealized holding gains arising during period, net of tax of $38,123	—	—	—	—	—	—	70,801	—
Less: Reclassification adjustment for net gains included in net income, net of tax of $18,819	—	—	—	—	—	—	(34,950)	—

Net unrealized gains on investments net of tax of $19,304	—	—	—	—	—	—	35,851	—	35,851

Total comprehensive income									563,650
Issuance of common stock under incentive plans	1	12,093	22,874	—	—	—	—	—	34,968
Treasury stock purchased	—	(127,832)	—	—					(127,832)
Dividends paid	—	—	—	—	(7,575)	—	—	—	(7,575)

BALANCE, DECEMBER 31, 2004	$97	$(176,242)	$1,282,433	$—	$2,397,626	$14,397	$170,744	$—	$3,689,055
Comprehensive income:
Net income	—	—	—	—	522,854	—	—	—	522,854
Unrealized foreign currency translation adjustment, net of tax benefit of $4,949	—	—	—	—	—	(12,262)	—	—	(12,262)
Unrealized holding losses arising during period, net of tax of benefit of $24,816	—	—	—	—	—	—	(46,087)	—
Less: Reclassification adjustment for net gains included in net income, net of tax, of $3,595	—	—	—	—	—	—	(6,677)	—

Net unrealized loss on investments net of tax benefit of $28,411	—	—	—	—	—	—	(52,764)	—	(52,764)

Total comprehensive income									457,828
Issuance of common stock under incentive plans	—	22,083	38,552	—	—	—	—	—	60,635
Issuance of restricted stock	—	—	—	(2,324)	—	—	—	—	(2,324)
Amortization of restricted stock	—	—	—	481	—	—	—	—	481
Treasury stock purchased	—	(533,889)	—	—	—	—	—	—	(533,889)
Dividends paid	—	—	—	—	(6,831)	—	—	—	(6,831)
Warrants repurchased by affiliate	—	—	(2,075)	—	—	—	—	—	(2,075)

BALANCE, DECEMBER 31, 2005	$97	$(688,048)	$1,318,910	$(1,843)	$2,913,649	$2,135	$117,980	$—	$3,662,880

CONSOLIDATED STATEMENTS OF

CHANGES IN COMMON STOCKHOLDERS’ EQUITY—(Continued)

						Accumulated Other Comprehensive Income (Loss)
	Common Stock	Treasury Stock	Additional Paid-in Capital	Deferred Compensation	Retained Earnings	Foreign Currency Translation Adjustment	Unrealized Holding Gains/ Losses	Other	Total
	(In thousands)
Comprehensive income:
Net income	—	—	—	—	582,172	—	—	—	582,172
Unrealized foreign currency translation adjustment, net of tax of $4,125	—	—	—	—	—	7,661	—	—	7,661
Unrealized holding gains arising during period, net of tax of $30,342	—	—	—	—	—	—	56,349	—	—
Less: Reclassification adjustment for net gains included in net income, net of tax, of $12,059	—	—	—	—	—	—	(22,395)	—	—

Net unrealized gains on investments net of tax of $18,283	—	—	—	—	—	—	33,954	—	33,954

Total comprehensive income									623,787
Issuance of common stock under incentive plans	—	20,636	15,859	—	—	—	—	—	36,495
Issuance of restricted stock	—	—	(2,354)	—	—	—	—		(2,354)
Amortization of restricted stock	—	—	1,417	—	—	—	—	—	1,417
Reclassification of deferred compensation	—	—	(1,843)	1,843	—	—	—	—	—
Stock-based compensation expense	—	—	15,216	—	—	—	—	—	15,216
Adjustment to initially apply FASB Statement No. 158, net of tax, as of 12/31/2006	—	—	—	—	—	—	—	247	247
Treasury stock purchased	—	(263,600)	—	—	—	—	—	—	(263,600)
Dividends paid	—	—	—	—	(6,531)	—	—	—	(6,531)

BALANCE, DECEMBER 31, 2006	$97	$(931,012)	$1,347,205	$—	$3,489,290	$9,796	$151,934	$247	$4,067,557

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2006	2005	2004
	(In thousands)
Cash flows from operating activities:
Net income	$582,172	$522,854	$518,653
Adjustments to reconcile net income to net cash provided by operating activities:
Net gains on securities and changes in fair value of derivative instruments	(56,908)	(45,808)	(97,934)
Net (payments) receipts related to derivative contracts	(63,548)	7,594	(11,708)
Equity in net income of affiliates	(256,992)	(217,692)	(180,550)
Distributions from affiliates	150,609	144,161	82,300
Proceeds from sales of trading securities	42,060	49,944	28,822
Purchases of trading securities	(59,289)	(31,033)	(49,699)
Cash paid for clawback	—	(37,645)	(76,882)
Increase in unearned premiums, net	95,462	131,635	147,733
Increase in deferred policy acquisition costs	(13,241)	(14,344)	(23,499)
Increase in reserve for losses and loss adjustment expenses, net	39,248	2,948	18,496
Deferred income tax provision	145,297	147,156	135,026
Change in prepaid federal income taxes	(223,226)	(125,365)	(101,309)
Depreciation and other amortization, net	36,996	39,587	32,339
Write-down of capitalized software	6,009	—	—
Change in other assets	(4,277)	51,898	48,155
Change in accounts payable and accrued expenses	68,119	(18,297)	(53,268)

Net cash provided by operating activities	488,491	607,593	416,675

Cash flows from investing activities:
Proceeds from sales of fixed-maturity investments available for sale	812,617	634,946	971,390
Proceeds from sales/redemptions of equity securities available for sale	92,805	72,256	219,078
Proceeds from redemptions of fixed-maturity investments available for sale	181,401	218,189	235,773
Proceeds from redemptions of fixed-maturity investments held to maturity	44,514	55,999	95,229
Purchases of fixed-maturity investments available for sale	(1,349,309)	(1,150,763)	(1,427,588)
Purchases of equity securities available for sale	(35,469)	(77,078)	(229,553)
Sales/(Purchases) of short-term investments, net	144,043	98,165	(202,423)
Proceeds from (purchases) sales of other invested assets	(3,768)	1,438	3,495
Purchases of property and equipment	(15,407)	(8,425)	(15,915)
Proceeds from sales of investments in affiliates	—	15,652	6,229
Investment in affiliates	(66,307)	—	(5,501)
Other	—	—	7,582

Net cash used in investing activities	(194,880)	(139,621)	(342,204)

Cash flows from financing activities:
Dividends paid	(6,531)	(6,831)	(7,575)
Proceeds from issuance of common stock under incentive plans	26,905	23,009	21,856
Purchase of treasury stock	(263,600)	(533,889)	(127,832)
Redemption of long-term debt	—	(220,000)	—
Issuance of long-term debt	—	249,555	—
Excess tax benefits from stock-based awards	4,777	—	—
Debt issuance costs	—	(2,168)	—

Net cash used in financing activities	(238,449)	(490,324)	(113,551)

Effect of exchange rate changes on cash	(5,108)	(481)	2,591
Increase (decrease) in cash	50,054	(22,833)	(36,489)

Cash, beginning of year	7,847	30,680	67,169

Cash, end of year	$57,901	$7,847	$30,680

Supplemental disclosures of cash flow information:
Income taxes paid	$245,628	228,488	$168,514

Interest paid	$48,505	$42,948	$38,859

Supplemental disclosures of non-cash items:
Stock-based compensation, net of tax	$10,812	$3,094	$1,371

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of the Business

Radian Group Inc. provides, through its subsidiaries and affiliates, credit-related insurance coverage and financial services to mortgage lenders and other financial institutions. Our principal business segments are mortgage insurance, financial guaranty and financial services.

Mortgage Insurance

Private mortgage insurance and risk management services are provided to mortgage lending institutions located throughout the United States and select countries outside the United States through our principal mortgage guaranty subsidiaries, Radian Guaranty Inc. (“Radian Guaranty”), Amerin Guaranty Corporation (“Amerin Guaranty”), Radian Insurance Inc. (“Radian Insurance”), Radian Europe Limited (“Radian Europe”) and Radian Australia Limited (“Radian Australia”). Private mortgage insurance generally protects lenders from all or a portion of default-related losses on residential mortgage loans made to home buyers who make down payments of less than 20% of the home’s purchase price. Private mortgage insurance also facilitates the sale of these mortgages in the secondary market, most which are sold to Federal Home Loan Mortgage Corp (“Freddie Mac”) and Federal National Mortgage Association (“Fannie Mae”), collectively referred to as Government Sponsored Enterprises (“GSEs”). Radian Guaranty currently offers two principal types of private mortgage insurance coverage, primary and pool. At December 31, 2006, primary insurance on domestic first-lien mortgages comprised approximately 89% of Mortgage Insurance’s domestic first-lien mortgage insurance risk in force and pool insurance comprised approximately 11% of Mortgage Insurance’s domestic first-lien mortgage insurance risk in force. Amerin Guaranty writes mortgage insurance on second-lien mortgages, and Radian Insurance provides credit enhancement for mortgage-related capital market transactions and writes credit insurance on mortgage-related assets that monoline mortgage insurers are not permitted to insure such as second-lien mortgages, home equity loans, net interest margin securities (“NIMs”), international insurance and reinsurance transactions and credit default swaps (collectively, we refer to the risk associated with these transactions as “other risk in force”).

Early in 2005, we entered into a relationship with Standard Chartered Bank (Hong Kong) Limited, a subsidiary of Standard Chartered Bank. Through this relationship, we provide mortgage insurance (on an offshore basis) for Standard Chartered in Hong Kong. In September 2006, Radian Insurance received a license authorizing it, through a local branch, to fully transact both mortgage insurance and financial guaranty business, including credit enhancement of structured transactions involving residential mortgage assets, in and from Hong Kong.

In March 2006, Radian Europe received authorization to conduct mortgage insurance operations in the United Kingdom and, subject to compliance with the European Union passporting rules, several other European Union jurisdictions.

We formed Radian Australia in November 2006 and filed an application to conduct mortgage insurance business with the Australian Prudential Regulation Authority in December 2006. We have several reinsurance arrangements in place in Australia, including a recent transaction with St. George Insurance Australia, a wholly owned subsidiary of St. George Bank. The license we are seeking for Radian Australia will authorize it to fully transact both mortgage insurance and financial guaranty business in and from Australia.

Financial Guaranty

On February 28, 2001, we acquired the financial guaranty insurance and other businesses of Enhance Financial Services Group Inc. (“EFSG”), a New York-based insurance holding company that mainly insures and reinsures credit-based risks. In addition, as part of the acquisition, we have an ownership interest in two credit-based asset businesses (see Note 4). Several smaller businesses are either in run-off or have been terminated. The excess of purchase price over fair value of net assets acquired of $56.7 million represents the future value of insurance profits, which is being amortized over a period that approximates the future life of the insurance book of business. At December 31, 2006, $28.2 million of this amount remained on our consolidated balance sheets. During 2006 and 2005, we amortized $1.8 million and $2.1 million, respectively, related to this transaction.

Effective June 1, 2004, EFSG’s two main operating subsidiaries, Radian Asset Assurance Inc. (“Radian Asset Assurance”) and Radian Reinsurance Inc. (“Radian Reinsurance”) were merged, with Radian Asset Assurance as the surviving company. Through this merger, the financial guaranty reinsurance business formerly conducted by Radian Reinsurance was combined with the direct financial guaranty business conducted by Radian Asset Assurance. The merger also combined the assets, liabilities and stockholders’ equity of the two companies. The combined company is rated Aa3 (with a stable outlook) by Moody’s Investor Service (“Moody’s”), AA (with a stable outlook) by Standard & Poor’s Ratings service (“S&P”) and AA (with a negative outlook) by Fitch Ratings (“Fitch”).

In September 2004, the Financial Services Authority (the “FSA”) authorized Radian Financial Products Limited (“RFPL”), another subsidiary of Radian Asset Assurance, to transact as a Category A Securities and Futures Firm. In the fourth quarter of 2005, management considered the scope of RFPL’s activities and decided that RFPL should focus its core business on arranging credit default swap risk for Radian Asset Assurance Limited, a subsidiary of Radian Asset Assurance that is authorized to conduct insurance business in the United Kingdom. For the activity of arranging, or bringing about deals in investments, it is sufficient to have a Category D authorization, which is more cost efficient for the company. The lower category of authorization was granted in August 2006 and limits RFPL to negotiating and arranging transactions in investments, including credit default swaps, with market counterparties located in the United Kingdom or other European countries.

Our financial guaranty segment provides credit-related insurance coverage, credit default swaps and certain other financial guaranty contracts to meet the needs of customers and counterparties in a wide variety of domestic and international markets. Our insurance businesses within the financial guaranty segment include the assumption of reinsurance from monoline financial guaranty insurers for both public finance bonds and structured finance obligations and direct financial guaranty insurance for public finance bonds and structured finance obligations. In 2005, we decided to place our trade credit reinsurance line of business into run-off. We expect that the bulk of the remaining risk will expire over the next year.

Until September 30, 2004, our financial guaranty business also included our ownership interest in Primus Guaranty, Ltd. (“Primus”), a Bermuda holding company and parent to Primus Financial Products, LLC, a provider of credit risk protection to derivatives dealers and credit portfolio managers on individual investment-grade entities. In September 2004, Primus issued shares of its common stock in an initial public offering. We sold a portion of our shares in Primus as part of this offering. As a result of our reduced ownership and influence over Primus after the initial public offering, we reclassified our investment in Primus to our equity securities portfolio. Accordingly, beginning with the fourth quarter of 2004, we began recording changes in the fair value of the Primus securities as other comprehensive income rather than recording income or loss as equity in net income of affiliates. In 2005 and during the first quarter of 2006, we sold all of our remaining interest in Primus, recording a pre-tax gain of $2.8 million in 2005 and a pre-tax gain of $21.4 million in 2006.

Financial Services

The financial services segment includes the credit-based businesses conducted through our affiliates, Credit-Based Asset Servicing and Securitization LLC (“C-BASS”) and Sherman Financial Group LLC (“Sherman”). We own a 46% interest in C-BASS and an interest in Sherman consisting of 40.96% of the Class A Common Units issued by Sherman (Class A Common Units represent 94% of the total equity in Sherman) and 50% of the Preferred Units of Sherman. See Note 4 for more information regarding our interests in these affiliates. C-BASS is a mortgage investment and servicing firm specializing in non-prime, residential mortgage assets and residential mortgage-backed securities. By using sophisticated analytics, C-BASS generally seeks to take advantage of what it believes to be the mispricing of credit risk for certain assets in the marketplace. Sherman is a consumer asset and servicing firm specializing in charged-off and bankruptcy plan consumer assets that it generally purchases at deep discounts from national financial institutions and major retail corporations and subsequently collects upon these receivables. In addition, Sherman originates non-prime credit card receivables through its subsidiary CreditOne, which Sherman acquired in March 2005.

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

In December 2003, the Financial Accounting Standards Board (“FASB”) revised FASB Interpretation No. 46 (“FIN No. 46R”) “Consolidation of Variable Interest Entities” which addresses consolidation by business enterprises of variable interest entities. Under the guidelines of FIN No. 46R we do not consolidate any of our variable interest entities.

Basis of Presentation

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

Insurance Premiums-Revenue Recognition

Statement of Financial Accounting Standards No. 60, (“SFAS No. 60”), “Accounting and Reporting by Insurance Enterprises,” specifically excludes mortgage insurance from its guidance relating to the earning of insurance premiums. Consistent with GAAP and industry accounting practices, mortgage insurance premiums written on an annual and multi-year basis are initially deferred as unearned premiums and earned over the policy term, and premiums written on a monthly basis are earned over the period that coverage is provided. Annual premiums are amortized on a monthly, straight-line basis. Multi-year premiums are amortized over the terms of the contracts in accordance with the anticipated claim payment pattern based on historical industry experience. Ceded premiums written are initially set up as prepaid reinsurance and are amortized in accordance with direct premiums earned. Premiums on certain structured transactions are recognized over the period that coverage is provided. Deferred residual premiums on certain structured transactions are recognized in income when collectibility is reasonably certain. Credit enhancement fees on derivative contracts in the mortgage insurance business are included in premiums written and are earned over the period that credit protection is provided.

In our financial guaranty business, insurance premiums are earned in proportion to the level of amortization of insured principal over the contract period or over the period that coverage is provided. Unearned premiums represent that portion of premiums that will be earned over the remainder of the contract period, based on information reported by ceding companies and management’s estimates of amortization of insured principal on policies written on a direct basis. When insured issues are refunded or called, the remaining premiums are generally earned at that time because the risk to us is eliminated. Credit enhancement fees on derivative contracts in the financial guaranty business are included in premiums written and are earned over the period that credit protection is provided.

With the exception of our trade credit reinsurance products, net premiums written in our financial guaranty reinsurance business are recorded using actual information received from cedants on a one-month lag. Accordingly, the net written premiums for any given period exclude those from the last month of that period and include those from the last month of the immediately preceding period. The use of information from cedants does not require us to make significant judgments or assumptions because historic collection rates and counterparty strength makes collection of all assumed premiums highly likely. Net premiums written for the years ended December 31, 2006, 2005 and 2004 include $4.6 million, $35.0 million and $59.3 million, respectively, of assumed premiums related to our trade credit reinsurance products, which currently is operating in a run-off capacity. Included in these amounts are estimates based on quarterly projections provided by ceding companies. Over the life of the reinsured business, these projections are replaced with actual results and, historically, the difference between the projections and actual results has not been material. Accordingly, we do not record any related provision for doubtful accounts with respect to our trade credit reinsurance product.

Reserve for Losses and Loss Adjustment Expenses (“LAE”)

In the mortgage insurance segment, reserves for losses generally are not established until we are notified that a borrower has missed two payments. We also establish reserves for LAE, consisting of the estimated cost of the claims administration process, including legal and other fees and expenses associated with administering the claims process. SFAS No. 60 specifically excludes mortgage guaranty insurance from its guidance relating to the reserve for losses. We maintain an extensive database of claim payment history and use models, based on a variety of loan characteristics, including the status of the loan as reported by its servicer, and macroeconomic factors such as regional economic conditions that involve significant variability over time, as well as more static factors such as the estimated foreclosure period in the area where the default exists, to help determine the likelihood that a default will result in a claim (referred to as the “claim rate”), the amount that we will pay if a default becomes a claim (referred to as “claim severity”) and based on these estimates, the appropriate loss reserve at any point in time. As a result of our continued evaluation of historical data, in the fourth quarter of 2006, we made adjustments to the claim rate estimates of our model, mostly to incorporate the results of our intensified loss management efforts throughout 2006. With respect to delinquent loans that are in an early stage of delinquency, considerable judgment is exercised as to the adequacy of reserve levels. Adjustments in estimates for delinquent loans in the early stage of delinquency are more volatile in nature than for loans that are in the later stage of delinquency, which generally require a larger reserve. As the delinquency proceeds toward foreclosure, there is more certainty around these estimates as a result of the aged status of the delinquent loan, and adjustments are made to loss reserves to reflect this updated information. If a default cures (historically, a large percentage of defaulted loans have cured before going to claim), the reserve for that loan is removed from the reserve for losses and LAE. This curing process causes an appearance of a reduction in reserves from prior years if the reduction in reserves from cures is greater than the additional reserves for those loans that are nearing foreclosure or have become claims. We also reserve for defaults that we believe to have occurred but that have not been reported to us on a timely basis by lending institutions. All estimates are continually reviewed and adjustments are made as they become necessary. We generally do not establish reserves for loans that are in default if we believe that we will not be liable for the payment of a claim with respect to that default. For example, for those defaults in which we are in a second-loss position, we calculate what the reserve would have been if there had been no deductible. If the existing deductible is greater than the reserve amount for any given default, we do not establish a reserve for the default. Consistent with GAAP and industry accounting practices, we generally do not establish loss reserves for expected future claims on insured mortgages that are not in default or believed to be in default. See Note 6 for further discussion on losses and loss adjustment expenses.

The following description of our financial guaranty loss reserving policy relates only to non-derivative financial guaranty contracts provided through financial guarantees of direct and assumed insurance business. Our financial guaranty insurance contracts provide an unconditional and irrevocable guaranty to the holder of a financial obligation that, upon payment default by the insured obligor, we will pay the full amount of principal and interest on an insured obligation when due. Our financial guaranty reinsurance contracts provide for reimbursement to the primary insurer under a reinsured financial guaranty contract when the primary insurer is obligated to pay principal and interest on an insured obligation.

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

We record case reserves for losses and related LAE when a guaranteed obligation defaults in payment. In the case of direct financial guaranty contracts, we determine the existence of payment default and record case reserves when we determine that a default has occurred, based on a report from the insured party or based on our surveillance efforts. In the case of financial guaranty reinsurance, we rely mostly on information provided by the primary insurer as confirmed by us, as well as specific knowledge of the claim, in recording related case reserves.

We record non-specific reserves to reflect the deterioration of insured credits that have not yet defaulted. We determine this deterioration in two ways. First, we record non-specific reserves for losses when we identify through our surveillance procedures or, in the case of reinsurance, after we confirm information provided by the primary insurer regarding, specific significant deterioration events that have occurred with respect to specific insured credits that have not yet defaulted. We refer to this category of our non-specific reserves as “allocated non-specific reserves.” At December 31, 2006, five credits were included in our allocated non-specific reserves of $26.2 million. These credits have a par amount of $91.2 million. We expect that we will suffer losses with respect to these insured obligations equal to the amount reserved.

Second, because we believe that inherent deterioration begins immediately and continues over time on our remaining portfolio, we also record non-specific reserves for losses, on a portfolio basis, on the credits in our portfolio for which we do not have a case reserve or an allocated non-specific reserve. We refer to this category of non-specific reserves as “unallocated non-specific reserves.”

There is one credit at December 31, 2006 for which we have not allocated a specific reserve that, without a positive change, is likely to default in the near-term and could potentially result in a material claim. Based on currently available information, we expect that any claim from this credit, to the extent one arises, would range from a minimal amount up to slightly more than 50% of the $44 million in total par outstanding. The potential amount of any claim is not estimable at this point, in part, because of the availability of a number of strategic alternatives currently under consideration and other mitigating factors that could reduce or delay any payment from us.

Our unallocated non-specific reserves are established over time by applying expected default factors to the premiums earned during each reporting period on each credit for which we have not established a case reserve or an allocated non-specific reserve. The expected frequency and severity of losses for each credit is generated from three sources–two that are published by major rating agencies and one that is generated by a proprietary internal model-based on the product class, published rating and term to maturity for each credit. We set the expected life-time losses for each credit at a point in the range between the highest and lowest expected life-time loss factors generated by the rating agency and internally generated models. The default rates published by rating agencies tend to be very low because we mainly insure investment-grade obligations that, historically, have a very low probability of default. Although the default rate is low, the amount of losses upon default can be very high because we tend to insure large financial obligations. Because of the low incidence of losses on financial guaranty obligations, it is also very difficult to estimate the timing of losses on our insured obligations for which we have not yet established a case reserve or allocated non-specific reserve. The default factors for the years ended December 31, 2006, 2005 and 2004 approximated 10% of earned premiums on public finance credits and 20% of earned premiums on structured finance credits.

Our unallocated non-specific loss reserve at December 31, 2006, was $60.4 million. The range between the unallocated non-specific reserves that would have resulted from applying the highest and lowest default factors generated by any of the three models was approximately $17.0 million to $61.0 million, which we believe provides a reasonably likely range of expected losses. None of the product types that we insure accounted for a materially disproportionate share of the variability within that range.

At each balance sheet date, we also evaluate both the model-generated default factors and our unallocated non-specific reserves against management’s subjective view of qualitative factors to ensure that the default factors and the unallocated non-specific reserves represent management’s best estimate of the expected losses on our portfolio of credits for which we have not established a case reserve or an allocated non-specific reserve. These qualitative factors include existing economic and business conditions, overall credit quality trends resulting from industry, geographic, economic and political conditions, recent loss experience in particular segments of the portfolio, changes in underwriting policies and procedures and seasoning of the book of business. The macroeconomic factors that we evaluate are outside of our control and are subject to considerable variability. Our specific factors that we evaluate also require that we make subjective judgments. In addition, a significant change in the size of our portfolio underlying the unallocated non-specific reserves, such as through the expiration of policies or the refunding or recapture of insured exposures, could require an adjustment to the default factors or our level of unallocated non-specific reserves. To date, our evaluation of these qualitative factors has not led us to adjust the default factors or our level of unallocated non-specific reserves. Our estimates of the reserves for losses and LAE for our financial guaranty segment’s other lines of business, principally trade credit reinsurance, depend upon the receipt of accurate information on claims and loss estimates from ceding companies. In addition, a reserve is included for losses and LAE incurred but not reported (“IBNR”), on trade credit reinsurance. Management reviews the estimates provided and makes appropriate adjustments based on additional relevant information. We use historical loss information and make inquiries to the cedants of known events as a means of validating our loss assumptions.

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

We discount financial guaranty case reserves arising from defaults that involve claim payments over an extended period of time. The discount rate corresponds to our individual statutory company investment yield of 4.36% in 2006 and 4.40% in 2005. Discounted liabilities at December 31, 2006, were $9.9 million, net of discounts of $4.2 million, compared to discounted liabilities of $0.5 million, net of discounts of $0.1 million at December 31, 2005. We do not discount our non-specific reserves.

As an insurance enterprise, we rely principally on SFAS No. 60 in establishing loss reserves in our financial guaranty business. With respect to our case reserves, we follow the guidance of SFAS No. 60 regarding the establishment of reserves upon the occurrence of an insured event. Although SFAS No. 60 provides guidance to insurance enterprises, it was adopted before the financial guaranty industry came into prominent existence and it does not comprehensively address the unique attributes of financial guaranty insurance. For example, SFAS No. 60 prescribes differing reserving treatment depending on whether a contract fits within SFAS No. 60’s definition of a short-duration contract or a long-duration contract. Financial guaranty contracts have elements of long-duration insurance contracts in that they are irrevocable and extend over a period that may extend 30 years or more but are reported for regulatory purposes as property and liability insurance, normally considered short- duration contracts. Reserves for losses and LAE for financial guaranty’s other lines of business, mainly trade credit reinsurance, we believe, fits within the short-duration contract framework of SFAS No. 60. These reserves are based on reports and individual loss estimates received from ceding companies, net of anticipated estimated recoveries under salvage and subrogation rights. We use historical loss information and make inquiries to the cedants of known events as a means of validating our loss assumptions. With respect to receiving reports on individual loss estimates in the other lines of reinsurance business, we have historically experienced prompt reporting and consistent results in determining reserves. In addition, the frequency of loss in the other lines of reinsurance business is low.

Because of the ambiguities in the application of SFAS No. 60 to our loss reserving policy, we do not believe that SFAS No. 60 alone provides sufficient guidance for our reserving policy, particularly with respect to the establishment of non-specific reserves before an insured event occurs. As a result, we and, to our knowledge, other members of the financial guaranty industry, supplement the principles of SFAS No. 60 with those of SFAS No. 5, “Accounting for Contingencies,” which calls for the establishment of reserves when it is probable that a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated. We also rely by analogy on SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” and the Emerging Issues Task Force (“EITF”) Issue No. 85-20, “Recognition of Fees for Guaranteeing a Loan,” which state that a guarantor should perform an ongoing assessment of the probability of loss to determine if a liability (and a loss) should be recognized under SFAS No. 5. The establishment of non-specific reserves for credits that have not yet defaulted is a practice followed by the entire financial guaranty industry, although we acknowledge that there may be differences in the specific methodologies used by other financial guarantors in establishing these reserves. We believe that our financial guaranty loss reserve policy is appropriate under the applicable accounting literature, and that it best reflects the fact that credit-based insurance involves a gradual deterioration of credit over time. However, because of the lack of specific accounting literature comprehensively addressing the unique attributes of financial guaranty contracts, the accounting principles applicable to our loss reserving policy are subject to change.

On June 8, 2005, the FASB added a project to its agenda to consider the accounting by insurers for financial guaranty insurance. The FASB’s objective is to provide guidance with respect to the timing of claim liability recognition, premium recognition and the related amortization of deferred policy acquisition costs, specifically for financial guaranty contracts issued by insurance companies that are not accounted for as derivative contracts under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). The goal is to reduce diversity in accounting by financial guaranty insurers, thereby enabling users to better understand and more readily compare the insurers’ financial statements. The FASB is also expected to examine the appropriate accounting model for other insurance products with similar characteristics, such as mortgage guaranty contracts and trade credit insurance. Proposed and final guidance from the FASB regarding accounting for financial guaranty insurance is expected to be issued in 2007. When and if the FASB or the Securities and Exchange Commission (“SEC”) reaches a conclusion on these issues, we and the rest of the financial guaranty and mortgage insurance industries may be required to change some aspects of our accounting policies. If the FASB or the SEC were to determine that we should account for our financial guaranty contracts differently, for example by requiring them to be treated solely as one or the other of short-duration or long-duration contracts under SFAS No. 60, this determination could impact our accounting for loss reserves, premium revenue and deferred acquisition costs, all of which are covered by SFAS No. 60. Management is unable to estimate what impact, if any, the ultimate resolution of this issue will have on our financial condition or operating results.

The following table shows our case and non-specific reserves for losses and loss adjustment expenses for our financial guaranty business, and case reserves and IBNR related to the non-financial guaranty businesses included in our financial guaranty segment as of the indicated dates (in thousands):

	Financial Guaranty			Trade Credit and Other
	Case Reserves	Non-Specific Allocated Reserves	Non-Specific Unallocated Reserves	Case Reserves	IBNR	Total
Balance at December 31, 2003	$44,729	$117,000	$46,697	$43,399	$25,082	$276,907
Less Reinsurance Recoverable	—	—	—	1,868	449	2,317

Net Loss Reserves at December 31, 2003	44,729	117,000	46,697	41,531	24,633	274,590
Total Incurred	—	—	21,634	18,119	16,145	55,898
Transfers	118,833	(107,250)	(11,583)	—	—	—
Total Paid	65,203	—	—	28,264	—	93,467
Foreign Exchange Adjustment	—	—	—	1,086	1,038	2,124

Net Loss Reserves at December 31, 2004	98,359	9,750	56,748	32,472	41,816	239,145
Plus Reinsurance Recoverable	—	—	—	1,654	581	2,235

Loss Reserves at December 31, 2004	98,359	9,750	56,748	34,126	42,397	241,380
Less Reinsurance Recoverable	—	—	—	1,654	581	2,235

Net Loss Reserves at December 31, 2004	98,359	9,750	56,748	32,472	41,816	239,145
Total Incurred	—	—	14,307	16,138	1,072	31,517
Transfers	(1,823)	18,000	(16,177)	—	—	—
Total Paid	38,523	—	—	26,160	—	64,683
Foreign Exchange Adjustment	—	—	—	(1,899)	(1,987)	(3,886)

Net Loss Reserves at December 31, 2005	58,013	27,750	54,878	20,551	40,901	202,093
Plus Reinsurance Recoverable	—	—	—	1,517	1,182	2,699

Loss Reserves at December 31, 2005	58,013	27,750	54,878	22,068	42,083	204,792
Less Reinsurance recoverables	—	—	—	1,517	1,182	2,699

Net Loss Reserves at December 31, 2005	58,013	27,750	54,878	20,551	40,901	202,093
Total Incurred	—	—	14,532	15,699	(9,571)	20,660
Transfers	10,544	(1,565)	(8,979)	—	—	—
Total Paid	22,754	—	—	15,682	—	38,436
Foreign Exchange Adjustment	—	—	—	1,571	900	2,471

Net Loss Reserves at December 31, 2006	45,803	26,185	60,431	22,139	32,230	186,788
Plus Reinsurance Recoverable	—	—	—	1,354	905	2,259

Loss Reserves at December 31, 2006	$45,803	$26,185	$60,431	$23,493	$33,135	$189,047

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

Fair Values of Financial Instruments

Fair values for fixed-maturity securities (including redeemable preferred stock), equity securities and trading securities are based on quoted market prices, dealer quotes and prices obtained from independent pricing services. Short-term investments are carried at amortized cost, which approximates fair value. The fair value of other invested assets is based on the carrying value for equity-method investments and cost for cost-method investments. See Note 15 for further discussion.

Derivative Instruments and Hedging Activities

We account for derivatives under SFAS No. 133, as amended and interpreted. In general, SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their respective fair values. All derivative instruments are recognized in our consolidated balance sheets as either assets or liabilities depending on the rights or obligations under the contracts. Transactions that we have entered into that are accounted for under SFAS No. 133 include investments in convertible debt securities, interest rate swaps, selling credit protection in the form of credit default swaps and certain financial guaranty and mortgage insurance contracts that are considered credit default swaps or NIMs. Credit default swaps and certain financial guaranty and mortgage insurance contracts that are accounted for under SFAS No. 133 are part of our overall business strategy of offering mortgage credit enhancement and financial guaranty protection to our customers. The premiums for these contracts are included in net premiums written and earned. The interest rate swaps that we have entered into qualify as hedges and are accounted for as fair value hedges. The embedded equity derivatives contained within our investments in fixed-maturity securities, forward foreign currency contracts and credit protection in the form of credit default swaps do not qualify as hedges under SFAS No. 133, so changes in their fair value are included in current earnings in our consolidated statements of income. Net unrealized gains and losses on credit default swaps and certain other derivative contracts are included in other assets on our consolidated balance sheets. We do not record a reserve for losses on derivative contracts. Any equivalent reserve would be embedded in the unrealized gains and losses on derivative financial contracts. Settlements under derivative contracts are charged to assets or liabilities, as appropriate, on the consolidated balance sheets. During the year ended December 31, 2006, we received $4.6 million, net, of recoveries of previous default payments, paid $68.0 million in connection with the termination of a derivative contract and paid $0.2 million for default payments. See below for further discussion. During 2005, we received $7.6 million as recoveries of previous default payments, and paid $0.1 million for default payments. During 2004, we received $4.0 million of recoveries of previous default payments, paid $18.6 million for default payments and received $2.9 million of early termination receipts.

A summary of our derivative information as of and for the periods indicated is as follows:

	Year Ended December 31
	2006	2005
	(In millions)
Balance Sheet
Trading Securities
Amortized cost	$66.9	$68.1
Fair value	106.3	89.4
Derivative financial guaranty contracts
Notional value	$52,563.0	$30,208.0
Gross unrealized gains	$119.3	$98.3
Gross unrealized losses	31.7	72.1

Net unrealized gains	$87.6	$26.2

The components of the change in fair value of derivative instruments are as follows:

	Year Ended December 31
	2006	2005	2004
	(In millions)
Income Statement
Trading Securities	$18.1	$(0.3)	$17.4
Gain on forward contracts	0.2	—	—
Gain on termination of Treasury rate lock	—	1.0	—
Derivative financial guaranty contracts	(2.2)	8.4	29.7

Net gains	$16.1	$9.1	$47.1

The following table presents information related to net unrealized gains or losses on derivative financial guaranty contracts (included in other assets on our consolidated balance sheets).

	December 31
	2006	2005
	(In millions)
Balance at January 1	$26.2	$25.3
Net (losses) gains recorded	(2.2)	8.4
Defaults
Recoveries	(4.6)	(7.6)
Payments	0.2	0.1
Early termination payments	68.0	—

Balance at end of period	$87.6	$26.2

The application of SFAS No. 133, as amended, could result in volatility from period to period in gains and losses as reported on our consolidated statements of income. These gains and losses are mostly the result of changes in credit spreads, changes in the creditworthiness of underlying entities, and the equity performance of entities underlying convertible investments. Any incurred gains or losses on such contracts would be recognized as a change in the fair value of derivatives. We are unable to predict the affect this volatility may have on our financial condition or results of operations.

We record premiums and origination costs related to credit default swaps and certain other derivative contracts in premiums written and policy acquisition costs, respectively, on our consolidated statements of income. Our classification of these contracts is the same whether we are a direct insurer or we assume these contracts.

In accordance with our risk management policies, we may enter into derivatives to hedge the interest rate risk related to our long-term debt. As of December 31, 2006, we were a party to two interest rate swap contracts relating to our 5.625% unsecured senior notes due 2013. These interest rate swaps are designed as fair value hedges that hedge the change in fair value of our long-term debt arising from interest rate increases. During 2006, 2005 and 2004, the fair value hedges were 100% effective. Therefore, the change in the fair value of the derivative instruments in our consolidated statements of income was offset by the change in the fair value of the hedged debt. These interest-rate swap contracts mature in February 2013.

Terms of the interest-rate swap contracts at December 31, 2006 were as follows (dollars in thousands):

Notional amount	$250,000
Rate received—Fixed	5.625%
Rate paid—Floating (a)	6.213%
Maturity date	February 15, 2013
Unrealized loss	$4,588

(a)	The December 31, 2006 six-month London Interbank Offered Rate (“LIBOR”) forward rate at the next swap payment date plus 87.4 basis points.

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

Fair Value of Derivative Mortgage Insurance and Financial Guaranty Contracts

We account for derivatives under SFAS No. 133, as amended and interpreted. The gains and losses on direct derivative contracts are derived from internally generated models. The gains and losses on assumed derivative contracts are provided by the primary insurance companies. With respect to our direct derivative contracts, estimated fair value amounts are determined by us using market information to the extent available, and appropriate valuation methodologies. For collateralized debt obligations (“CDOs”), credit spreads on individual names in our collateral pool are used to determine an equivalent risk tranche on an industry standard credit default swap index. We then estimate the price of our equivalent risk tranche based on observable market prices of standard risk tranches on the industry standard credit default swap index. When credit spreads on individual names are not available, the average credit spread on the credit rating of the name is used. For certain structured transactions, dealer quotes on similar structured transactions are used. For certain structured transactions where market data is not available, no gains or losses are recorded. Significant differences may exist with respect to the available market information and assumptions used to determine gains and losses on derivative financial guaranty contracts. Considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates are not necessarily indicative of amounts we could realize in a current market exchange due to the lack of a liquid market. The use of different market assumptions and/or estimation methodologies may have a significant effect on the estimated fair value amounts. The fair value of derivative financial guaranty contracts is included in other assets on our consolidated balance sheets. Settlements under derivative contracts are charged to the change in fair value of derivative instruments on our consolidated balance sheets.

In the fourth quarter of 2005, we refined our mark-to-market model to use actual credit spreads by individual name, when available as discussed above, as compared to our previous version of the model, which used average spreads for similarly rated names. While application of the new model resulted in minimal changes for most of our derivative transactions, one synthetic collateralized debt obligation showed a large difference due to greater spread volatility in the underlying high-yield corporate names included in this transaction. At December 31, 2005, our refined model indicated that a $50.8 million loss should be recognized on this transaction, which was included on our list of intensified surveillance credits at December 31, 2005. On March 2, 2006, Radian Asset Assurance paid $68.0 million to its counterparty in consideration for its counterparty’s terminating this transaction.

We account for certain mortgage insurance contracts such as NIMs transactions, as derivative contracts under SFAS No. 133. We have developed a model that estimates the fair value of our NIMs transactions. The model is based on various factors such as recent premium levels and the present value of future estimated cash flows.

Restricted Cash

Included in cash were amounts restricted as to use of $3.6 million and $3.7 million as of December 31, 2006 and 2005, respectively, representing reserve accounts designed to cover losses on business insured by Radian Guaranty and Radian Insurance under two separate agreements.

Real Estate Acquired and Other Restructurings

Real estate is acquired in our mortgage insurance business segment to mitigate losses. The real estate acquired is included in other assets on our consolidated balance sheets at the lower of cost or net realizable value. Gains or losses from the holding or disposition of real estate acquired are recorded as a decrease or increase to the provision for losses. At December 31, 2006 and 2005, we held $4.6 million and $5.8 million, respectively, of real estate acquired to mitigate losses.

Other restructurings in our financial guaranty business segment may consist of purchasing the insured debt security to mitigate losses. Insured debt securities purchased to mitigate losses are included in other assets on our consolidated balance sheets at the lower of cost or net realizable value. Gains or losses from the holding or disposition of the securities acquired are recorded as net gains and losses on the sale of securities. At December 31, 2006 and 2005, we held $3.3 million and $4.1 million, respectively, of insured debt securities purchased to mitigate losses.

Deferred Policy Acquisition Costs

Costs associated with the acquisition of mortgage insurance business, consisting of compensation and other policy issuance and underwriting expenses, are initially deferred and reported as deferred policy acquisition costs. Because SFAS No. 60 specifically excludes mortgage guaranty insurance from its guidance relating to the amortization of deferred policy acquisition costs, amortization of these costs for each underwriting year book of business is charged against revenue in proportion to estimated gross profits over the estimated life of the policies using the guidance provided by SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments.” This includes accruing interest on the unamortized balance of deferred policy acquisition costs. Estimates of expected gross profit including persistency and loss development assumptions for each underwriting year and product type used as a basis for amortization are evaluated regularly, and the total amortization recorded to date is adjusted by a charge or credit to our consolidated statements of income if actual experience or other evidence suggests that earlier estimates should be revised. Considerable judgment is used in evaluating these factors when updating the assumptions. The use of different assumptions would have a significant effect on the amortization of deferred policy acquisition costs. In 2006, 2005 and 2004, as a result of these evaluations, we accelerated the amortization of $4.9 million, $5.1 million and $11.6 million, respectively, of policy acquisition costs in our mortgage insurance segment.

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

Origination Costs of Derivative Mortgage and Financial Guaranty Contracts

Origination costs of derivative mortgage and financial guaranty contracts are expensed as incurred.

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

As a mortgage guaranty and financial guaranty insurer, we are eligible for a tax deduction, subject to certain limitations, under Section 832(e) of the Internal Revenue Code for amounts required by state law or regulation to be set aside in statutory contingency reserves. The deduction is allowed only to the extent that we purchase non-interest-bearing U.S. Mortgage Guaranty Tax and Loss Bonds (“T&L bonds”) issued by the Treasury Department in an amount equal to “the tax benefit derived” from deducting any portion of our statutory contingency reserves. See Note 9 below.

We are currently under examination by the Internal Revenue Service (“IRS”) for the 1999 through 2005 tax years and are regularly audited by tax authorities in other countries and states in which we have significant business operations. To date, the IRS examination remains in the discovery phase and no formal notice of proposed adjustment has been received. However, the IRS has indicated that it opposes the recognition of certain tax losses that were generated through our investment in a portfolio of residual interests in Real Estate Mortgage Investment Conduits (“REMICs”). The IRS has indicated that it may issue a formal notice of proposed adjustment upon its completion of discovery which is anticipated to conclude during the fourth quarter of 2007. We currently anticipate that funding the payment on account could occur during the fourth quarter of 2007 or the first quarter of 2008, and we estimate the capital requirement for such payment to be approximately $84.2 million. We will contest any proposed adjustment relating to the IRS’ opposition of the tax losses in question. We provide tax reserves for federal, state, local and international exposures relating to audit results, tax planning initiatives and compliance responsibilities. We regularly assess the potential outcome of examinations in each of the taxing jurisdictions when determining the adequacy of the provision for income taxes. The development of these reserves requires judgments about tax issues, potential outcomes and timing, and is a subjective significant estimate. Once established, the reserves are adjusted only when there is more information available or when an event occurs necessitating a change to the reserves. Although the outcome of tax examinations is uncertain, in our opinion, adequate provisions for income taxes have been made for potential liabilities emanating from these reviews, including the current IRS audit. If actual outcomes differ materially from these estimates, they could have a material impact on our effective tax rate, results of operations and cash flows.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” FIN 48 is effective for fiscal years beginning after December 15, 2006, and clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management will adopt FIN 48 in the first quarter of 2007. The cumulative effect of applying the provisions of FIN 48 will be an increase of approximately $20 to $22 million in the liability for uncertain income taxes and will be accounted for as a corresponding decrease in the January 1, 2007 balance of retained earnings.

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

Investments

We are required to group assets in our investment portfolio into one of three categories: held to maturity, available for sale or trading securities. Fixed-maturity securities for which we have the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. Investments classified as available for sale are reported at fair value, with unrealized gains and losses (net of tax) reported as a separate component of stockholders’ equity as accumulated other comprehensive income. Investments classified as trading securities are reported at fair value, with unrealized gains and losses (net of tax) reported as a separate component of income. During 2006, we began classifying certain new security purchases as trading securities. Similar securities were classified as available for sale for periods prior to 2006. For securities classified as either available for sale or held to maturity, we conduct a quarterly evaluation of declines in market value of the securities to determine whether the decline is other-than-temporary. See Note 3.

Company-Owned Life Insurance

We are the beneficiary of insurance policies on the lives of certain of our officers and employees. We have recognized the amount that could be realized upon surrender of the insurance policies as an asset in our consolidated balance sheets. At December 31, 2006 and 2005, the amount of company-owned life insurance totaled $62.5 million and $59.7 million, respectively, and is included as a component of other assets.

Accounting for Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123R (“SFAS No. 123R”) “Share-Based Payment”, which requires compensation cost related to share-based payment transactions to be recognized in an issuer’s financial statements. The compensation cost, with limited exceptions, is measured based on the grant-date fair value of the equity or liability instrument issued. In October 2005, the FASB issued Staff Position No. SFAS 123(R)-2 “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R),” to provide guidance on the application of the term “grant date” in SFAS No. 123R. In accordance with this Staff Position, the grant date of an award shall be the date the award is approved by our board of directors if, at such time, (i) the recipient of the award does not have the ability to negotiate the key terms and conditions of the award and (ii) the key terms of the award are expected to be communicated to the recipients within a relatively short time period after the date of approval. SFAS No. 123R replaces SFAS No. 123 “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25. Before the adoption of SFAS No. 123R, we applied APB 25 to account for our stock-based compensation.

On January 1, 2006, we adopted SFAS No. 123R using a modified prospective application as permitted by SFAS No. 123R. Accordingly, prior period amounts have not been restated. Under this application, we are required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Compensation cost is recognized over the periods that an employee provides service in exchange for the award. See Note 11 for further discussion.

Net Income Per Share

We are required to disclose both “basic” net income per share and “diluted” net income per share. Basic net income per share is based on the weighted average number of common shares outstanding, while diluted net income per share is based on the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of stock options. Diluted shares assume the conversion of our senior convertible debentures, which were outstanding for a full year in 2004. We redeemed the entire principal amount outstanding of our senior convertible debentures on August 1, 2005, as discussed in Note 7.

The calculation of the basic and diluted net income per share was as follows (in thousands, except per-share amounts):

	Year Ended December 31
	2006	2005	2004
Net income	$582,172	$522,854	$518,653
Interest expense on convertible senior debentures (net of tax)	—	1,871	3,218

Net income available to common stockholders	$582,172	$524,725	$521,871

Average diluted stock options outstanding	4,144.4	4,602.5	4,961.5
Average exercise price per share	$43.47	$37.85	$33.43
Average market price per share—diluted basis	$58.83	$50.15	$46.65
Weighted average common shares outstanding	81,338	85,637	93,062
Increase in shares due to exercise of options—diluted basis	923	894	1,036
Increase in shares-contingently convertible debt	—	2,215	3,810

Average shares outstanding—diluted	82,261	88,746	97,908

Net income per share—basic	$7.16	$6.10	$5.57

Net income per share—diluted	$7.08	$5.91	$5.33

At December 31, 2006, 2005 and 2004, there were 1,176,250 options, 268,878 options and 274,810 options, respectively, excluded from the net income per share calculation because the options were anti-dilutive.

Segment Reporting

We have three reportable segments: mortgage insurance, financial guaranty and financial services. The mortgage insurance segment provides mortgage credit protection principally through private mortgage insurance and risk management services to mortgage lending institutions located throughout the United States and globally. Private mortgage insurance protects lenders from all or part of default-related losses on residential mortgage loans made mostly to homebuyers who make down payments of less than 20% of the home’s purchase price. Private mortgage insurance also facilitates the sale of these mortgages in the secondary market. Our financial guaranty segment provides credit-related insurance coverage, credit default swaps and certain other financial guaranty contracts to meet the needs of customers and counterparties in a wide variety of domestic and international markets. Our insurance businesses within the financial guaranty segment include the assumption of reinsurance from monoline financial guaranty insurers for both public finance bonds and structured finance obligations and direct financial guaranty insurance for public finance bonds and structured finance obligations.

The financial services segment includes the credit-based businesses conducted through our affiliates, C-BASS and Sherman. We allocate corporate income and expenses to each of the segments.

On June 24, 2005, we entered into agreements to restructure our ownership interest in Sherman. Before the restructuring, Sherman was owned 41.5% by us, 41.5% by Mortgage Guaranty Insurance Corporation (“MGIC”) and 17% by an entity controlled by Sherman’s management team. As part of the restructuring, we and MGIC each agreed to sell a 6.92% interest in Sherman to a new entity controlled by Sherman’s management team, thereby reducing our ownership interest and MGIC’s ownership interest to 34.58% for each of us. In return, the new entity controlled by Sherman’s management team paid approximately $15.65 million (which resulted in a $3.3 million loss) to us and the same amount to MGIC. Regulatory approval for this transaction was received in August 2005, and our ownership interest was reduced to 34.58%, retroactive to May 1, 2005. Effective June 15, 2005, Sherman’s employees were transferred to this new entity controlled by Sherman’s management team, and this entity agreed to provide management services to Sherman. Sherman’s management team also agreed to reduce significantly its maximum incentive payout under its annual incentive plan for periods beginning on or after May 1, 2005. In connection with the restructuring, we and MGIC each paid $1 million for each of us to have the right, in the future, to purchase an additional 6.92% interest in Sherman from the new entity controlled by Sherman’s management team for a price intended to approximate current fair market value.

On September 14, 2006, we and MGIC each agreed to restructure our respective options. In order to accommodate this restructuring, the equity interests of Sherman were reclassified, effective July 1, 2006, from a single class of equity interests into Class A Common Units and a combination of Preferred Units and Class B Common Units. As part of the reclassification, all of the authorized Class B Common Units were granted to an entity controlled by Sherman’s management. The Class B Common Units entitle Sherman’s management to 3% of Sherman’s earnings above $200 million (on an annual basis) and a right in liquidation of up to 6% of any amounts after satisfaction of a liquidation preference on the Preferred Units. The actual percentage received by the holders of Class B Common Units upon a liquidation or sale of Sherman will depend on when the sale or liquidation occurs and the value of Sherman at that time.

As restructured, we and MGIC each were granted an identical option to purchase, effective July 1, 2006:

•

4.17% (8.34% for both of us) of the Class A Common Units outstanding after the reclassification, which represents 3.92% (7.84% for both of us) of the common equity interests in Sherman prior to the reclassification; and

•	A preferred equity interest that entitles both us and MGIC to:

–	Three percent (6% in total for both of us) of the first $200 million of Sherman’s annual earnings, which amount shall be allocated to the Preferred Units on a cumulative basis before any amounts are allocated to the Class B Common Units, and 1.5% (3% in total for both of us) of Sherman’s annual earnings above $200 million; and

–	A preference in the proceeds received upon a liquidation or sale of Sherman equal to the tax basis in the preferred equity.

On September 22, 2006, we and MGIC each paid $65.3 million to an entity controlled by Sherman’s management team in connection with the exercise of our restructured options. The purchase price consisted of approximately $44.8 million for the Class A Common Units and approximately $20.5 million for the Preferred Units.

For each of the years ended December 31, 2006, 2005 and 2004, our domestic net premiums earned were $970.0 million, $959.0 million, and $1,020.2 million, respectively, and our net premiums earned attributable to foreign countries were approximately $45.8 million, $59.7 million, and $62.2 million, respectively. Because a significant amount of our trade credit reinsurance business line, which we placed in run-off during the fourth quarter of 2005, is written internationally, we anticipate that international net premiums earned from the trade credit reinsurance business will decline over the next few years as existing business runs off and new business is not originated. In addition, long-lived assets located in foreign countries were immaterial for the periods presented.

In the mortgage insurance segment, the highest state concentration of primary risk in force at December 31, 2006, was Florida at 9.1%, compared to 9.5% at December 31, 2005. At December 31, 2006, California accounted for 12.8% of the mortgage insurance segment’s total direct primary insurance in force, compared to 10.4% at December 31, 2005, and 11.3% of the mortgage insurance segment’s total pool risk in force, compared to 12.3% for 2005. California also accounted for 12.8% of the mortgage insurance segment’s direct primary new insurance written for 2006 compared to 13.8% for 2005. The percentage of risk in California has been falling due to the high cancellation rate as compared to new business written.

The largest single customer of our mortgage insurance segment (including branches and affiliates of such customer), measured by primary new insurance written, accounted for 18.6% of primary new insurance written in 2006 compared to 10.6% in 2005 and 9.6% in 2004.

The financial guaranty segment derives a substantial portion of its premiums written from a small number of direct primary insurers. In 2006, three primary insurers accounted for approximately $91.3 million or 34.7% of the financial guaranty segment’s gross written premiums. In 2005, one primary insurer accounted for approximately $43.3 million or 19.3% of the financial guaranty segment’s gross written premiums. No other primary insurer accounted for more than 10% of the financial guaranty segment’s gross written premiums during 2006 or 2005. Gross written premiums and net written premiums are not materially different because we do not cede a material amount of business to reinsurers.

We evaluate operating segment performance based principally on net income. Summarized financial information concerning our operating segments, as of and for the year-to-date periods indicated, are as follows:

	December 31, 2006
	Mortgage Insurance	Financial Guaranty	Financial Services	Total
	(In thousands)
Net premiums written	$849,111	$262,874	$—	$1,111,985

Net premiums earned	$812,015	$203,831	$—	$1,015,846
Net investment income	138,310	95,895	140	234,345
Net gains on securities	30,163	7,827	2,852	40,842
Change in fair value of derivative instruments	3,682	12,384	—	16,066
Other income	13,075	692	7,080	20,847

Total revenues	997,245	320,629	10,072	1,327,946

Provision for losses	348,618	20,660	—	369,278
Policy acquisition costs	64,964	46,645	—	111,609
Other operating expenses	172,020	59,772	10,842	242,634
Interest expense	26,623	16,590	4,936	48,149

Total expenses	612,225	143,667	15,778	771,670

Equity in net income of affiliates	—	—	256,993	256,993

Pretax income	385,020	176,962	251,287	813,269
Provision for income taxes	102,266	40,880	87,951	231,097

Net income	$282,754	$136,082	$163,336	$582,172

Total assets	$4,619,451	$2,680,738	$628,482	$7,928,671
Deferred policy acquisition costs	68,381	153,388	—	221,769
Reserve for losses and loss adjustment expenses	653,236	189,047	—	842,283
Unearned premiums	249,293	694,394	—	943,687
Stockholders’ equity	2,259,796	1,377,263	430,498	4,067,557

	December 31, 2005
	Mortgage Insurance	Financial Guaranty	Financial Services	Total
	(In thousands)
Net premiums written	$877,632	$223,055	$—	$1,100,687

Net premiums earned	$806,897	$211,773	$—	$1,018,670
Net investment income	118,325	89,977	120	208,422
Net gains (losses) on securities	27,649	10,737	(1,748)	36,638
Change in fair value of derivative instruments	4,110	5,245	(185)	9,170
Other income	19,008	939	5,304	25,251

Total revenues	975,989	318,671	3,491	1,298,151

Provision for losses	359,116	31,517	—	390,633
Policy acquisition costs	62,852	52,999	—	115,851
Other operating expenses	152,731	64,978	8,268	225,977
Interest expense	24,191	15,105	3,747	43,043

Total expenses	598,890	164,599	12,015	775,504

Equity in net income (loss) of affiliates	—	(361)	218,053	217,692

Pretax income	377,099	153,711	209,529	740,339
Provision for income taxes	108,493	35,657	73,335	217,485

Net income	$268,606	$118,054	$136,194	$522,854

Total assets	$4,367,804	$2,405,234	$457,572	$7,230,610
Deferred policy acquisition costs	67,211	141,114	—	208,325
Reserve for losses and loss adjustment expenses	596,210	204,792	—	801,002
Unearned premiums	212,875	636,485	—	849,360
Stockholders’ equity	2,080,445	1,251,396	331,039	3,662,880

	December 31, 2004
	Mortgage Insurance	Financial Guaranty	Financial Services	Total
	(In thousands)
Net premiums written	$866,051	$216,436	$—	$1,082,487

Net premiums earned	$814,553	$214,931	$—	$1,029,484
Net investment income	118,694	85,557	98	204,349
Net gains on securities	44,380	3,995	2,424	50,799
Change in fair value of derivative instruments	11,940	34,989	206	47,135
Other income	24,247	2,050	5,989	32,286

Total revenues	1,013,814	341,522	8,717	1,364,053

Provision for losses	400,936	55,898	—	456,834
Policy acquisition costs	75,487	46,343	—	121,830
Other operating expenses	141,131	52,327	12,229	205,687
Interest expense	20,138	12,022	2,500	34,660

Total expenses	637,692	166,590	14,729	819,011

Equity in net income of affiliates	—	1,422	179,128	180,550

Pretax income	376,122	176,354	173,116	725,592
Provision for income taxes	104,240	42,122	60,577	206,939

Net income	$271,882	$134,232	$112,539	$518,653

Total assets	$4,198,325	$2,413,520	$388,975	$7,000,820
Deferred policy acquisition costs	69,175	142,753	—	211,928
Reserve for losses and loss adjustment expenses	559,632	241,380	—	801,012
Unearned premiums	142,853	627,355	—	770,208
Stockholders’ equity	2,065,290	1,307,387	316,378	3,689,055

The reconciliation of segment net income to consolidated net income is as follows:

	Year Ended December 31
	2006	2005	2004
	(In thousands)
Net Income
Mortgage Insurance	$282,754	$268,606	$271,882
Financial Guaranty	136,082	118,054	134,232
Financial Services	163,336	136,194	112,539

Total	$582,172	$522,854	$518,653

Ratings

On June 29, 2006, S&P affirmed the AA financial strength rating, and revised its outlook upward to stable, for Radian Asset Assurance. S&P also affirmed Radian Group Inc.’s A credit rating and revised its outlook for Radian Group upward to stable. Similarly, on July 3, 2006, S&P affirmed the AA financial strength rating and revised its outlook upward to stable for RAAL. In November 2006, RAAL received an initial financial strength rating of Aa3 from Moody’s.

In 2006, Radian Europe was assigned an initial AA financial strength rating with a stable outlook by both S&P and Fitch, and in February 2007, in connection with the announcement of our agreement to merge with MGIC, Moody’s placed under review for possible upgrade the A2 senior debt rating of Radian Group Inc. and the Aa3 insurance financial strength ratings of our mortgage insurance subsidiaries. Also in connection with the announcement of the merger, Fitch affirmed its AA financial strength ratings for Radian Asset Assurance and RAAL and maintained its negative outlook for these insurers.

On April 27, 2005, Fitch affirmed the “AA” insurance financial strength rating of Radian Asset Assurance and RAAL, but revised its Ratings Outlook for the two entities to negative from stable. None of the primary insurance customers of our financial guaranty business have any recapture rights as a result of this ratings action by Fitch.

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

The sum of the above adjustments related to this recapture, (the “2005 recapture”) is summarized as follows:

	Cash Paid (Received)	GAAP Book Basis	Initial Loss
	(In thousands)
Unearned Premiums	$54,742	$50,204	$(4,538)
Acquisition Costs	(17,097)	(18,791)	(1,694)

Total	$37,645	$31,413	$(6,232)

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

The sum of the above adjustments related to this recapture, (the “2004 recapture”) resulted in an immediate reduction of pre-tax income of $15.9 million and is summarized as follows:

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

In addition, the merger with MGIC will provide certain of our primary insurer customers with similar recapture rights. See Note 18 for more information regarding these recapture rights, including any potential financial impact.

Other Operations

Singer Asset Finance Company, L.L.C. (“Singer”), an entity acquired in connection with the purchase of EFSG is currently operating on a run-off basis. We have sold portions of this business. During the run-off, any net servicing expenses will be charged against an existing servicing liability and any gains or losses on assets will be charged against an existing asset reserve. If and when these reserves become depleted, future results will be recorded in current operations.

Singer had been engaged in the purchase, servicing and securitization of assets, including state lottery awards and structured settlement payments. Its operations currently consist of servicing and/or disposing of Singer’s previously originated assets and servicing of Singer’s non-consolidated special-purpose vehicles. The results of this subsidiary are not material to our financial results. At December 31, 2006, we had approximately $289 million and $269 million of non-consolidated assets and liabilities, respectively, associated with Singer special-purpose vehicles, representing a net investment of $20.2 million at December 31, 2006. At December 31, 2005, we had approximately $349 million and $328 million of non-consolidated assets and liabilities, respectively, associated with Singer special-purpose vehicles, representing a net investment of $21.0 million at December 31, 2005.

Guarantees

We account for guarantees under FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.” This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation also incorporates, without change, the guidance in FIN No. 34, “Disclosure of Indirect Guaranties of Indebtedness of Others,” which was superseded. The Interpretation does not apply to the financial guaranty insurance policies that we issue. However, we have guaranteed the performance of Sherman under a $25 million revolving credit facility that expires in December 2007. There are no amounts outstanding on this facility at December 31, 2006.

Impairment of Long-Lived Assets

In accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, we capitalize costs associated with internally generated software intended to be used for some functions related to our mortgage insurance data warehousing and, for the most part, mortgage insurance contract underwriting. In the fourth quarter of 2006, in conjunction with an evaluation of costs necessary to maintain some of the software, we determined that the replacement costs for this software would be significantly lower than the carrying value of the asset. In accordance with FASB Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FASB No. 144”), we analyze long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In order to determine the best estimate of fair value, we obtained vendor quotes for the replacement cost of the software. As a result, we wrote down the capitalized costs of the software by $6.0 million, which is included in other operating expenses on our consolidated statements of net income.

Recent Accounting Pronouncements

In April 2006, the FASB issued FASB Staff Position (“FSP”) No. FIN 46(R)-6 “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R),” (“FSP No. FIN 46(R)-6”) which addresses how a reporting enterprise should determine the variability to be considered in applying FASB Interpretation No. 46(R) (“FIN 46R”). The variability that is considered in applying FIN 46R affects the determination of (i) whether the entity is a variable interest entity, (ii) which interests are variable interests in the entity and

(iii) which party, if any, is the primary beneficiary of the variable interest entity. That variability will affect any calculation of expected losses and expected residual returns, if such a calculation is necessary. FSP No. FIN 46(R)-6 became effective July 1, 2006. The adoption of this FSP did not have a material impact on our Consolidated Financial Statements.

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

In September 2006, the SEC released Staff Accounting Bulletin (“SAB”) No. 108 (“SAB No. 108”). This release expresses the staff’s views regarding the process of quantifying financial statement misstatements and addresses diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. Management has reviewed the SAB in connection with our Consolidated Financial Statements for the current and prior periods, and has determined that its adoption did not have an impact on any of these financial statements.

In September 2005, Statement of Position (“SOP”) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance contracts”, (“SOP 05-1”), was issued. This SOP provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”. SOP 05-01 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. Management believes the impact, if any, as a result of the adoption of SOP 05-1, will not be material to our Consolidated Financial Statements.

The EITF reached a consensus on EITF Issue No. 06-4, “The Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). EITF 06-4 addresses whether the postretirement benefit associated with an endorsement split-dollar life insurance arrangement is effectively settled in accordance with Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” and APB Opinion No. 12 “Omnibus Opinion—1967” upon entering into such an arrangement. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. Management is considering the impact, if any, that may result from the adoption of EITF 06-4.

The EITF reached a consensus on EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance—Determining the Amount that Could be Realized in Accordance with FASB Technical Bulletin No. 85-4” (“EITF 06-5”). EITF 06-5 addresses (i) whether a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract in accordance with Technical Bulletin 85-4, (ii) whether a policyholder should consider the contractual ability to surrender all of the individual-life policies (or certificates in a group policy) at the same time in determining the amount that could be realized under the insurance contract in accordance with Technical Bulletin 85-4 and (iii) whether the cash surrender value component of the amount that could be realized under the insurance contract in accordance with Technical Bulletin 85-4 “Accounting for Purchases of Life Insurance” should be discounted in accordance with APB Opinion No. 21 “Interest on Receivables and Payables”, when contractual limitations on the ability to surrender a policy exist. EITF 06-5 is effective for fiscal years beginning after December 15, 2006. Management believes the impact, as a result of adopting EITF 06-5 effective January 1, 2007, will not be material to our Consolidated Financial Statements.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure financial instruments and certain other items at fair value. Items eligible for fair value measurement option established by this statement are (i) recognized financial assets and financial liabilities (with some exceptions), (ii) firm commitments that would otherwise not be recognized at inception and that involve only financial instruments, (iii) nonfinancial insurance contracts and warranties that the insurer can settle by paying a third party to provide those goods or services and (iv) host financial instruments resulting from separation of an embedded nonfinancial derivative instrument from a nonfinancial hybrid instrument. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Management is considering the impact, if any, that may result from the adoption of SFAS No. 159.

Reclassifications

Certain prior period balances have been reclassified to conform to the current period presentation.

3.	Investments

Fixed-maturity and equity investments at December 31, 2006 and 2005 consisted of (in thousands):

	December 31, 2006
	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Fixed maturities held to maturity:
Bonds and notes:
State and municipal obligations	$84,314	$86,817	$2,508	$5

	$84,314	$86,817	$2,508	$5

Fixed maturities available for sale:
Bonds and notes:
U.S. government securities	$105,362	$105,840	$1,362	$884
U.S. government-sponsored enterprises	31,102	30,824	100	378
State and municipal obligations	3,709,080	3,848,971	141,534	1,643
Corporate	101,775	103,317	2,507	965
Convertible securities	310,949	319,198	12,411	4,162
Asset-backed securities	260,929	258,247	1,005	3,687
Private placements	61,032	63,027	2,132	137
Redeemable preferred stock	114,348	123,414	9,340	274
Foreign governments	123,473	122,935	1,165	1,703

	$4,818,050	$4,975,773	$171,556	$13,833

Equity securities available for sale	$222,444	$298,235	$75,791	$—

Trading securities	$87,009	$128,202	$49,157	$7,964

	December 31, 2005
	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Fixed maturities held to maturity:
Bonds and notes:
State and municipal obligations	$125,935	$130,227	$4,305	$13

	$125,935	$130,227	$4,305	$13

Fixed maturities available for sale:
Bonds and notes:
U.S. government securities	$78,214	$79,705	$1,866	$375
U.S. government-sponsored enterprises	33,764	33,119	—	645
State and municipal obligations	3,433,891	3,542,090	113,878	5,679
Corporate	101,709	104,335	3,451	825
Convertible securities	308,331	314,692	10,698	4,337
Asset-backed securities	268,698	263,615	538	5,621
Private placements	59,357	61,143	2,532	746
Redeemable preferred stock	106,192	104,539	3,527	5,180
Foreign governments	103,633	105,222	1,928	339

	$4,493,789	$4,608,460	$138,418	$23,747

Equity securities available for sale	$258,768	$325,117	$70,597	$4,248

Trading securities	$68,078	$89,440	$33,601	$12,239

The contractual maturities of fixed-maturity investments are as follows (in thousands):

	December 31, 2006
	Amortized Cost	Fair Value
Fixed maturities held to maturity:
2007	$1,608	$1,612
2008–2011	37,390	38,572
2012–2016	15,464	15,876
2017 and thereafter	29,852	30,757

	$84,314	$86,817

Fixed maturities available for sale:
2007	$48,772	$48,244
2008–2011	483,555	490,259
2012–2016	738,113	759,829
2017 and thereafter	3,172,333	3,295,780
Asset-backed securities	260,929	258,247
Redeemable preferred stock	114,348	123,414

	$4,818,050	$4,975,773

Net investment income consisted of (in thousands):

	Year Ended December 31
	2006	2005	2004
Investment income:
Fixed maturities	$213,907	$198,801	$201,662
Equity securities	3,967	3,028	4,029
Short-term investments	18,283	12,711	3,357
Other	4,371	173	740

Gross investment income	$240,528	$214,713	$209,788
Investment expenses	(6,183)	(6,291)	(5,439)

Net investment income	$234,345	$208,422	$204,349

Net gains on securities consisted of (in thousands):

	Year Ended December 31
	2006	2005	2004
Gains on sales and redemptions of fixed-maturity investments available for sale	$20,950	$7,901	$29,492
Losses on sales and redemptions of fixed-maturity investments available for sale	(15,388)	(5,857)	(4,672)
Gains on redemptions of fixed-maturity investments held to maturity	244	382	868
Losses on redemptions of fixed-maturity investments held to maturity	(52)	(8)	(38)
Gains on sales of equity securities available for sale	37,187	8,291	33,179
Losses on sales of equity securities available for sale	(7,956)	(225)	(6,070)
Gains on sales of other invested assets	1,407	1,009	2,156
Losses on sales of other invested assets	(352)	(378)	—
Gains on sales of trading securities	20,191	29,397	4,417
Losses on sales of trading securities	(15,663)	(7,768)	(10,371)
Gain on sales of short-term investments	703	—	—
Losses on sales of short-term investments	(1)	(2)	(1)
Capital gains on equity securities	—	6,565	3,083
Loss on sale/write-down of equity in affiliates (See Note 4)	(338)	(6,403)	(1,244)
Foreign currency translation (losses) gains on investments	(90)	3,734	—

Net gains on securities	$40,842	$36,638	$50,799

For the years ended December 31, 2006, 2005 and 2004, we did not sell any fixed-maturity investments held to maturity.

If a security’s fair value is below the cost basis, and it is judged to be other-than-temporary, the cost basis of the individual security is written down to fair value through earnings as a realized loss, and the fair value becomes the new basis. During 2006, we recorded approximately $10.6 million of charges related to declines in fair value of securities (mainly small cap value stocks and convertible securities) considered to be other-than-temporary, which are included in the net gains on securities table above. There were no such charges in 2005 and 2004. At December 31, 2006, 2005, and 2004 there were no other investments held in the portfolio that were determined to be other-than-temporarily impaired. Realized gains and losses are determined on a specific identification method and are included in income.

Our evaluation of market declines for other-than-temporary impairment is based on management’s case-by-case evaluation of the underlying reasons for the decline in fair value. We consider a wide range of factors about the security issuer and use our best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations used by us in the impairment evaluation process include, but are not limited to: (i) the length of time and the extent to which the market value has been below cost or amortized cost; (ii) the potential for impairments of securities when the issuer is experiencing significant financial difficulties; (iii) the potential for impairments in an entire industry sector or sub-sector; (iv) the potential for impairments in certain economically depressed geographic locations; (v) the potential for impairments of securities where the issuer, series of issuers or industry has suffered a catastrophic type of loss or has exhausted natural resources; (vi) our ability and intent to hold the security for a period of time sufficient to allow for the full recovery of its value to an amount equal to or greater than cost or amortized cost; (vii) unfavorable changes in forecasted cash flows on asset-backed securities; and (viii) other subjective factors, including concentrations and information obtained from regulators and rating agencies.

Net change in unrealized appreciation (depreciation) on investments consisted of (in thousands):

	Year Ended December 31
	2006	2005	2004
Fixed maturities held to maturity	$(1,789)	$(4,877)	$(7,895)

Fixed maturities available for sale	$43,052	$(62,800)	$3,484
Deferred tax (provision) benefit	(15,068)	21,980	(1,219)

	$27,984	$(40,820)	$2,265

Equity securities available for sale	$9,442	$(18,588)	$48,583
Deferred tax (provision) benefit	(3,305)	6,506	(17,004)

	$6,137	$(12,082)	$31,579

Other invested assets	$185	$—	$—
Deferred tax provision	(65)	—	—

	$120	$—	$—

Other (1)	$(287)	$138	$2,007

(1)	Includes mark-to-market adjustments of affiliates not included in our consolidated balance sheets.

The following table shows the gross unrealized losses and fair value of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006.

	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government securities	$35,399	$402	$22,389	$482	$57,788	$884
U.S. government-sponsored enterprises	7,743	204	13,251	174	20,994	378
State and municipal obligations	150,114	639	72,750	1,009	222,864	1,648
Corporate bonds and notes	26,244	426	28,655	539	54,899	965
Asset-backed securities	71,897	792	116,874	2,895	188,771	3,687
Private placements	4,779	46	3,360	91	8,139	137
Foreign governments	40,744	557	37,959	1,146	78,703	1,703
Redeemable preferred stock	9,086	274	—	—	9,086	274
Convertible securities	79,041	3,988	12,187	174	91,228	4,162

Total	$425,047	$7,328	$307,425	$6,510	$732,472	$13,838

U.S. government securities

The unrealized losses of 12 months or greater duration as of December 31, 2006 on our investments in U.S. Treasury obligations were caused by interest rate increases. During 2006, the Federal Reserve raised the federal funds rates four times for a total of 100 basis points. A majority of the securities remained at an unrealized loss position due to the rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment. Because we have the ability and intent to hold these investments until a full recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2006.

U.S. government-sponsored enterprises

The unrealized losses of 12 months or greater duration as of December 31, 2006 on our investment in U.S. agency mortgage-backed securities were also caused by interest rate increases. The contractual cash flows of these investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of our investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold these investments until a full recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2006.

State and municipal obligations

The unrealized losses of 12 months or greater duration as of December 31, 2006 on our investments in tax-exempt state and municipal securities were caused by interest rate increases. During 2006, the taxable yield curve movements for 3-month U.S. treasury bills and 10-year U.S. treasury bonds ranged from an increase of 93 basis points to a decrease of 31 basis points and the tax-exempt yield curve movements for 1-year municipal bonds and 10-year municipal bonds ranged from an increase of 30 basis points to a decrease of 8 basis points. The majority of our bonds in this category reflected maturities under 10 years where tax-exempt yields increased the most. We believe that credit quality did not impact security pricing due to the relative high quality of the holdings (i.e., the majority of the securities were either AAA/Aaa rated bonds, insured, partially pre-refunded or partially escrowed to maturity). Because we have the ability and intent to hold these investments until a full recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2006.

Corporate bonds and notes

The unrealized losses of 12 months or greater duration as of December 31, 2006 on the majority of the securities in this category were caused by market interest rate increases. A majority of the securities remained at an unrealized loss position due to these rate increases. Unrealized losses for the remaining securities in this category are attributable to changes in business operations, resulting in widened credit spreads from December 31, 2005 to December 31, 2006. Because we have the ability and intent to hold these investments until a full recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2006

Asset-backed securities

The unrealized losses of 12 months or greater duration as of December 31, 2006 on the securities in this category were caused by market interest rate increases. A majority of the securities remained at an unrealized loss position due to the rate increases. Because we have the ability and intent to hold these investments until a full recovery of fair value, which may be maturity, we do not consider the investment in these securities to be other-than-temporarily impaired at December 31, 2006.

Private placements

The unrealized losses of 12 months or greater duration as of December 31, 2006 on the majority of the securities in this category were caused by market interest rate increases. A majority of the securities remained at an unrealized loss position due to the rate increases. Because we have the ability and intent to hold these investments until a full recovery of fair value, which may be maturity, we do not consider the investment in these securities to be other-than-temporarily impaired at December 31, 2006.

Foreign governments

The unrealized losses of 12 months or greater duration as of December 31, 2006 on the majority of the securities in this category were caused by market interest rate increases. We believe that credit quality did not impact security pricing due to the relative high quality of the holdings (i.e., the majority of the securities were highly-rated governments and government agencies or corporate issues with minimum ratings of single-A). Because we have the ability and intent to hold these investments until a full recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2006.

Convertible securities

The unrealized losses of 12 months or greater duration as of December 31, 2006 on the majority of the securities in this category were caused by market interest rate increases. We believe that while interest rate changes contributed to a decline in investment value in almost all cases, credit quality, whether industry or company specific, did not have a significant or irrecoverable impact on security pricing. Because we have the ability and intent to hold these investments until a full recovery of fair value, which may be maturity, we do not consider the investment in these securities to be other-than-temporarily impaired at December 31, 2006.

For all investment categories, unrealized losses of less than 12 months in duration are generally attributable to interest rate increases. All securities are individually evaluated in accordance with our impairment recognition policy covering various time and price decline scenarios. Because we have the ability and intent to hold these investments until a full recovery of fair value, which may be maturity, we do not consider the investment in these securities to be other-than-temporarily impaired at December 31, 2006.

The following table show the gross unrealized losses and fair value of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired (in thousands), aggregated by investment category and length of time that individuals securities had been in a continuous unrealized loss position at December 31, 2005.

	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government securities	$40,321	$310	$2,992	$65	$43,313	$375
U.S. government-sponsored enterprises	29,539	458	3,586	187	33,125	645
State and municipal obligations	518,721	5,172	21,403	520	540,124	5,692
Corporate bonds and notes	34,637	668	6,314	157	40,951	825
Asset-backed securities	148,185	2,588	69,563	3,033	217,748	5,621
Private placements	11,259	176	8,081	570	19,340	746
Foreign governments	38,897	339	—	—	38,897	339
Redeemable preferred stock	66,571	5,180	—	—	66,571	5,180
Convertible securities	84,799	1,085	35,796	3,252	120,595	4,337
Equity securities	22,326	4,248	—	—	22,326	4,248

Total	$995,255	$20,224	$147,735	$7,784	$1,142,990	$28,008

The contractual maturity of securities in an unrealized loss position at December 31, 2006 was as follows:

	Fair Value	Amortized Cost	Unrealized Loss
	(In millions)
2007	$23.2	$24.1	$0.9
2008–2011	220.9	223.3	2.4
2012–2016	81.8	83.8	2.0
2017 and later	208.7	213.2	4.5
Asset-backed securities	188.8	192.5	3.7
Redeemable preferred stock	9.1	9.4	0.3

Total	$732.5	$746.3	$13.8

Securities on deposit with various state insurance commissioners amounted to $10.1 million at December 31, 2006 and $12.8 million at December 31, 2005. We also had $56.5 million on deposit at December 31, 2006 and $53.5 million at December 31, 2005, for the benefit of reinsurers.

4.	Investment in Affiliates

We have a 46.0% equity interest in C-BASS and an interest in Sherman, consisting of 40.96% of the Class A Common Units (Class A Common Units represent 94% of the total equity in Sherman) and 50% of the Preferred Units. During 2005, we recorded a complete write-down of our investment in SBF Participacoes Ltda., recording a $3.2 million loss. We account for our investment in affiliates in accordance with the equity method of accounting, because we do no control these affiliates, in part because other shareholders have substantial participating rights.

The following table shows the components that make up the investment in affiliates balance:

	Year Ended December 31
	2006	2005
	(In thousands)
C-BASS	$451,395	$364,364
Sherman	167,412	81,753
Other	34	34

Total	$618,841	$446,151

In January 2007, a dividend of $51.5 million was received from Sherman.

The following tables show selected financial information for C-BASS and Sherman for the years ended December 31, 2005 and 2006:

	Year Ended December 31
	2006	2005
	(In thousands)
Investment in Affiliates—Selected Information:
C-BASS
Balance, beginning of period	$364,364	$290,073
Share of net income for period	133,900	107,791
Dividends received	46,869	33,500

Balance, end of period	$451,395	$364,364

Sherman
Balance, beginning of period	$81,753	$101,492
Share of net income for period	123,835	110,261
Other comprehensive (loss) income	(743)	1,683
Purchase (sale) of ownership interest	66,307	(18,947)
Dividends received	103,740	110,661
Warrant repurchase	—	(2,075)

Balance, end of period	$167,412	$81,753

Portfolio Information:
C-BASS
Servicing portfolio	$60,600,000	$47,200,000
Total assets	8,801,070	7,694,294
Total liabilities	7,874,860	6,931,044
Sherman
Total assets	$1,203,756	$979,215
Total liabilities	916,670	742,296

	Year Ended December 31
	2006	2005	2004
	(In thousands)
Summary Income Statement:
C-BASS
Income
Gain on securitization	$22,597	$13,406	$54,642
Portfolio sales and changes in fair value	83,563	127,491	89,870
Servicing and subservicing fees	309,508	250,838	160,397
Net interest income	285,844	190,716	150,082
Other income	45,232	42,474	24,129

Total revenues	746,744	624,925	479,120

Expenses
Compensation and benefits	215,452	176,590	143,480
Total other expenses	240,790	207,688	127,565

Total expenses	456,242	384,278	271,045

Net income	$290,502	$240,647	$208,075

Sherman
Income
Net revenues from receivable portfolios	$658,607	$562,690	$458,368
Other revenues	392,851	267,833	59,478

Total revenues	1,051,458	830,523	517,846

Expenses
Operating and servicing expenses	487,056	403,581	300,829
Interest	41,536	23,884	14,444
Provision for loan and receivable portfolio losses (1)	150,145	106,298	(2,339)
Other	26,100	9,151	4,273

Total expenses	704,837	542,914	317,207

Net income	$346,621	$287,609	$200,639

(1)	The increase in Sherman’s provision for loan and receivable portfolio losses relates to the acquisition of CreditOne in March, 2005 which provides Sherman with the ability to originate subprime credit card receivables.

5.	Reinsurance

We utilize reinsurance as a risk management tool, to reduce net risk in force to meet regulatory risk-to-capital requirements and, with respect to mortgage insurance, to comply with the insurance regulations of states that require us to limit our coverage percentage of any single risk to 25%. Although the use of reinsurance does not discharge an insurer from its primary liability to the insured, the reinsuring company assumes the related liability. Included in other assets are unearned premiums (prepaid reinsurance) of $1.0 million and $3.0 million at December 31, 2006 and 2005, respectively.

The effect of reinsurance on net premiums written and earned is as follows:

	Year Ended December 31
	2006	2005	2004
	(In thousands)
Net premiums written:
Direct	$1,127,758	$1,117,370	$1,100,297
Assumed	112,615	80,227	68,677
Ceded	(128,388)	(96,910)	(86,487)

Net premiums written	$1,111,985	$1,100,687	$1,082,487

Net premiums earned:
Direct	$1,062,415	$1,015,909	$1,008,062
Assumed	84,569	102,203	111,694
Ceded	(131,138)	(99,442)	(90,272)

Net premiums earned	$1,015,846	$1,018,670	$1,029,484

Radian Guaranty entered into variable quota share treaties in each of the years 1994 through 1997 to reinsure its primary risk originated in each of these years and a portion of its pool risk written in 1997. The 2006, 2005 and 2004 amounts in the preceding table included ($593,000), ($294,000) and ($2,815,000), respectively, for ceded premiums written and ($571,000), ($242,000) and ($2,722,000), respectively, for ceded premiums earned, for reinsurance ceded under these variable quota share treaties. Commissions under these treaties were $114,000, $289,000 and $358,000 for the years ended December 31, 2006, 2005 and 2004, respectively. We recovered variable quota-share losses under these treaties of $129,000, $657,000, and $165,000 in 2006, 2005, and 2004, respectively. Due to the rapid run-off of the underlying business as a result of lower persistency levels, we had recovered amounts under the variable quota share relief provisions of the treaty in excess of the underwriting-year coverage premiums during 2006, 2005 and 2004, as reflected in the negative ceded premiums written and earned during those years.

Provisional losses recoverable under these quota share treaties were $12.5 million for 2006 and $25.4 million for 2005. The 2006 provisional losses recoverable represent amounts due to us under the variable quota-share treaty entered into in 1997. The 2005 provisional losses recoverable represent amounts due to us under the variable quota-share treaties entered into in 1997 and 1996. These recoverable amounts cover the books of business originated by Radian Guaranty in those years. The term of each treaty was 10 years and was non-cancelable by either party except under certain conditions. Under the terms of the treaties, Radian Guaranty ceded premiums to the reinsurer based on 15% of the premium received on the covered business. Radian Guaranty was entitled to receive a commission ranging from 30% to 32% of the premium paid under the treaty provided that certain loss rates were not exceeded. In return for the payment of the ceded premium, Radian Guaranty received variable quota-share loss relief at levels ranging from 7.5% to 15.0% based upon the loss ratio on the covered business. The treaties also included underwriting-year excess coverage that entitled Radian Guaranty to received 8% of the premium written on the covered business under each treaty at the end of the fourth, seventh and tenth years to the extent that this amount was greater than the total amount previously received under the variable quota-share coverage provision of the treaty. Premiums were payable to the reinsurer on a quarterly basis net of commissions due and any losses calculated under the variable quota-share coverage.

At December 31, 2006 and 2005, the breakdown of the $12.5 million and $25.4 million reinsurance recoverable was as follows (in thousands):

	December 31, 2006		December 31, 2005
	Book Year		Book Year
	1997	Total	1996	1997	Total
Quota-share Losses Recoverable	$13.0	$13.0	$7.6	$20.7	$28.3
Underwriting-year Excess Coverage	12,465.7	12,465.7	13,634.7	11,725.4	25,360.1

Total Provisional Loss Recoverable	$12,478.7	$12,478.7	$13,642.3	$11,746.1	$25,388.4

In 2006, the reinsurer reimbursed us for underwriting-year excess of loss coverage due under the tenth year of the 1996 treaty. The 1997 amount due under the underwriting-year excess coverage provision of the treaties was received from the reinsurer in 2007. In December 2006, Radian Guaranty terminated the remaining variable quota-share reinsurance treaty, as allowed under the terms of the treaty.

Effective December 31, 2004, Radian Guaranty canceled its excess of loss reinsurance program that was in a run-off period scheduled to expire in 2007. Under this program, the reinsurer was responsible for 100% of Radian Guaranty’s covered losses (subject to an annual and aggregate limit) in excess of an annual retention limit. Premiums were paid to the reinsurer on a quarterly basis, net of any losses due to Radian Guaranty. This treaty was accounted for under SOP 98-7, “Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk” (“SOP 98-7”) and therefore, ($10.7) million was included in incurred losses during 2004, relating to the excess of loss reinsurance program. In connection with the cancellation of the policy in 2004, $17.1 million of liabilities for withheld funds was released.

We accounted for this reinsurance coverage under guidance provided in EITF 93-6, “Accounting for Multiple-Year Retrospectively Rated Contracts by Ceding and Assuming Enterprises.” Under EITF 93-6, we recognize an asset for amounts due from the reinsurer based on experience to date under the contract.

Radian Guaranty has also entered into captive reinsurance arrangements with certain customers. The arrangements are typically structured on an excess layer of loss basis with insured loans grouped by loan origination year. Radian Guaranty retains the first layer of risk on a particular book of business, the captive reinsurer assumes the next layer, and Radian Guaranty assumes all losses above that point. The captive reinsurers are typically required to maintain minimum capitalization equal to 10% of the risk assumed. Risk ceded under captive reinsurance arrangements at December 31, 2006, and 2005, was $2.4 billion and $2.0 billion, respectively. For the years ended December 31, 2006, 2005 and 2004, Radian Guaranty had ceded premiums written of $116.2 million, $91.8 million and $88.4 million, respectively, and ceded premiums earned of $116.6 million, $90.7 million and $86.6 million, respectively, under these various captive reinsurance arrangements. Ceded losses in 2006, 2005 and 2004 were not significant. Included in the 2006 and 2005 premiums written and earned is a second-lien quota share transaction. Under this agreement, the captive reinsurance company assumes a pro rata share of all losses in return for a pro rata share of the premiums collected. Our total net exposure under this second-lien structured transaction is approximately $70 million, or half of the $140 million in total gross exposure relating to this transaction.

We protect against losses in excess of our expectations on some of the risk associated with non-prime and unproven products by reinsuring it through Smart Home transactions. In 2004, we developed “Smart Home” as a way to effectively transfer risk from our portfolio to investors in the capital markets. Ceded premiums written in 2006, 2005 and 2004 include $12.0 million, $3.5 million and $1.0 million, respectively, related to the Smart Home transactions. Ceded premiums earned were $12.3 million, $3.0 million and $0.7 million in 2006, 2005 and 2004, respectively. There were no ceded losses in 2006, 2005 or 2004 as a result of the Smart Home transactions.

Since August 2004, we have completed four Smart Home arrangements. Details of these transactions (aggregated) as of the initial closing of each transaction and as of December 31, 2006 are as follows:

	Initial	As of December 31, 2006
Pool of mortgages (par value)	$14.7 billion	$10.1 billion
Risk in force (par value)	$3.9 billion	$2.6 billion
Notes sold to investors/risk ceded (principal amount)	$718.6 million	$653.0 million

Smart Home protects us against catastrophic loss as we continue to take on higher risk, concentrated positions and unproven products. As a result, we consider Smart Home arrangements to be important to our ability to effectively manage our risk profile, especially in the non-prime market. Approximately 10% and 8% of our primary mortgage risk in force was included in Smart Home arrangements at December 31, 2006 and 2005, respectively. In these transactions, we reinsure the middle layer risk positions, while retaining a significant portion of the total risk comprising the first-loss and most remote risk positions.

6.	Losses and Loss Adjustment Expenses

As described in Note 2, we establish reserves to provide for the estimated losses from claims and the estimated costs of settling claims on defaults (or delinquencies) reported and defaults that have occurred but have not been reported.

The default and claim cycle in our mortgage insurance business begins with our receipt of a default notice from the insured lender. A “default” is defined under our master policy as a borrower’s failure to make a payment equal to or greater than one monthly regular payment under a loan. Generally, our master policy of insurance requires the insured to notify us of a default within 15 days of (1) the loan’s having been in default for three months or (2) the occurrence of an early default in which the borrower fails to make any one of the initial twelve monthly payments under a loan so that an amount equal to two monthly payments has not been paid. For reporting and internal tracking purposes, we do not consider a loan to be in default until the loan has been in default for 60 days.

The following tables present information relating to our mortgage insurance reserves, and the liability for unpaid claims and related expenses (in thousands):

	2006	2005	2004
Mortgage Insurance
Balance at January 1	$596,210	$559,632	$513,473
Add losses and LAE incurred in respect of default notices received in:
Current year	465,823	445,935	386,898
Prior years	(117,205)	(86,819)	14,038

Total incurred	348,618	359,116	400,936

Deduct losses and LAE paid in respect of default notices received in:
Current year	41,873	47,066	45,535
Prior years	271,482	275,472	309,242

Total paid	313,355	322,538	354,777

Balance at December 31, net	631,473	596,210	559,632
Add Reinsurance recoverables (1)	21,763	—	—

Balance at December 31	$653,236	$596,210	$559,632

(1)	Primarily related to a first-loss, second-lien captive originated as a quota-share transaction.

As a result of changes in estimates of insured events in prior years, the provision for losses and LAE in our mortgage insurance business decreased by $117.2 million in 2006, by $86.8 million in 2005 and increased by $14.0 million in 2004, in most part due to revised estimates of losses on the non-prime business.

The following table shows our mortgage insurance reserves by category:

	Year Ended December 31
	2006	2005	2004
Prime	$198,133	$179,152	$165,936
Alt-A	136,411	137,430	160,815
A minus and below	228,012	190,312	147,604
Pool insurance	31,116	44,135	43,023
Seconds	36,166	35,876	37,547
Other	1,635	9,305	4,707

Reserve for losses, net	631,473	596,210	559,632
Reinsurance recoverable (1)	21,763	—	—

Reserve for losses	$653,236	$596,210	$559,632

(1)	Primarily related to a first-loss, second-lien captive originated as a quota-share transaction.

The following tables present information relating to our financial guaranty reserves, and the liability for unpaid claims and related expenses (in thousands):

	Year Ended December 31
	2006	2005	2004
Financial Guaranty
Balance at January 1	$204,792	$241,380	$276,907
Less Reinsurance recoverables	2,699	2,235	2,317

Balance at January 1, net	202,093	239,145	274,590
Add losses and LAE incurred related to:
Current year	27,431	47,463	50,684
Prior years	(6,771)	(15,946)	5,214

Total incurred	20,660	31,517	55,898

Deduct losses and LAE paid related to:
Current year	4,135	564	4,981
Prior years	34,301	64,119	88,486

Total paid	38,436	64,683	93,467

Foreign exchange adjustment	2,471	(3,886)	2,124

Balance at December 31, net	186,788	202,093	239,145
Add Reinsurance recoverables	2,259	2,699	2,235

Balance at December 31	$189,047	$204,792	$241,380

During 2006 and 2005, our incurred losses and LAE in the financial guaranty insurance business for prior years were reduced by $6.8 million and $15.9 million, respectively, mainly related to favorable loss development in trade credit.

The following table shows the breakdown of the reserve for losses and loss adjustment expenses for our financial guaranty segment at the end of each period indicated:

	December 31
	2006	2005	2004
	(In thousands)
Financial Guaranty:
Case reserves	$45,803	$58,013	$98,359
Allocated non-specific	26,185	27,750	9,750
Unallocated non-specific	60,431	54,878	56,748
Trade Credit Reinsurance and Other:
Case reserves	23,493	22,068	34,126
IBNR	33,135	42,083	42,397

Total	$189,047	$204,792	$241,380

7.	Long-Term Debt

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

In February 2003, we issued $250 million of unsecured senior notes. These notes bear interest at the rate of 5.625% per annum, payable semi-annually on February 15 and August 15 beginning August 15, 2003. These notes mature in February 2013. We have the option to redeem some or all of the notes at any time with not less than 30 days’ notice at a redemption price equal to the greater of the principal amount of the notes or the sum of the present values of the remaining scheduled payments of principal and interest on the notes to be redeemed. We used a portion of the proceeds from the offering to repay the $75.0 million in principal outstanding on the 6.75% debentures due March 1, 2003 issued by EFSG. The remainder was used for general corporate purposes. In April 2004, we entered into interest-rate swap contracts that effectively converted the interest rate on this fixed-rate debt to a variable rate based on a spread over LIBOR for the remaining term of the debt. See Note     .

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

The composition of long-term debt at December 31, 2006 and 2005 was as follows:

	December 31
	2006	2005
	(In thousands)
5.625% Senior Notes due 2013	$248,677	$248,503
7.75% Debentures due June 1, 2011	249,483	249,388
5.375% Senior Notes due 2015	249,610	249,575

	$747,770	$747,466

On December 13, 2006, we replaced a $400 million unsecured credit facility, comprised of a $100 million 364-day facility that was scheduled to expire on December 14, 2006 and a $300 million five-year facility that was to expire on December 16, 2009, with a $400 million unsecured revolving credit facility that is scheduled to expire on December 13, 2011. The new facility includes a $100 million uncommitted line that we may exercise at our option, subject to our obtaining necessary commitments from lenders. This new facility bears interest on any amounts drawn at a rate dependent on our credit rating at the time of borrowing and will be calculated according to, at the our option, a base rate or a Eurocurrency rate, plus an applicable margin and utilization fee. If necessary, this facility will be used for working capital and general corporate purposes. There were no drawdowns on the expired facility, and we have not drawn down any amounts under the new facility through December 31, 2006.

8.	Preferred Securities

In September 2003, Radian Asset Assurance completed a transaction for $150 million of money market committed preferred custodial trust securities, pursuant to which it entered into a series of three perpetual put options on its own preferred stock to Radian Asset Securities Inc. (“Radian Asset Securities”), our wholly-owned subsidiary. Radian Asset Securities in turn entered into a series of three perpetual put options on its own preferred stock (on substantially identical terms to the Radian Asset Assurance preferred stock). The counterparties to the Radian Asset Securities put options are three trusts established by two major investment banks. The trusts were created as a vehicle for providing capital support to Radian Asset Assurance by allowing Radian Asset Assurance to obtain immediate access to additional capital at its sole discretion at any time through the exercise of one or more of the put options and the corresponding exercise of one or more corresponding Radian Asset Securities put options. If the Radian Asset Assurance put options were exercised, Radian Asset Securities, through the Radian Asset Assurance preferred stock thereby acquired, and investors, through their equity investment in the Radian Asset Securities preferred stock, would have rights to the assets of Radian Asset Assurance of an equity investor in Radian Asset Assurance. Such rights would be subordinate to policyholders’ claims, as well as to claims of general unsecured creditors of Radian Asset Assurance, but ahead of ours, through EFSG, as the owner of the common stock of Radian Asset Assurance. If all the Radian Asset Assurance put options were exercised, Radian Asset Assurance would receive up to $150 million in return for the issuance of its own perpetual preferred stock, the proceeds of which would be usable for any purpose, including the payment of claims. Dividend payments on the preferred stock will be cumulative only if Radian Asset Assurance pays dividends on its common stock. Each trust will be restricted to holding high-quality, short-term commercial paper investments to ensure that it can meet its obligations under the put option. To fund these investments, each trust will issue its own auction market perpetual preferred stock. Each trust is currently rated “A” by each of S&P and Fitch. The initial costs to issue this facility were recorded as a reduction to additional paid-in capital. Ongoing costs of the put premium are charged to other operating expenses. Ongoing costs in 2006 and 2005 were $2.0 million for each year and $1.7 million in 2004.

9.	Income Taxes

The components of our consolidated provision for income taxes are as follows (in thousands):

	Year Ended December 31
	2006	2005	2004
Current income taxes	$85,800	$70,329	$71,913
Deferred income taxes	145,297	147,156	135,026

	$231,097	$217,485	$206,939

The reconciliation of taxes computed at the statutory tax rate of 35% for 2006, 2005 and 2004, to the provision for income taxes is as follows (in thousands):

	Year Ended December 31
	2006	2005	2004
Provision for income taxes computed at the statutory tax rate	$284,644	$259,119	$253,957
Change in tax provision resulting from:
Tax-exempt municipal bond interest and dividends received deduction (net of prorating)	(52,142)	(48,573)	(49,402)
Other, net	(1,405)	6,939	2,384

Provision for income taxes	$231,097	$217,485	$206,939

The significant components of our net deferred tax assets and liabilities are summarized as follows (in thousands):

	December 31
	2006	2005
Deferred tax assets:
Loss reserves	$42,102	$38,730
AMT credit carryforward	—	2,516
Accrued expenses	19,364	17,836
Assignment sales income	10,233	7,756
Unearned premiums	—	2,601
Other	—	13,383

	$71,699	$82,822

Deferred tax liabilities:
Deduction related to purchase of Tax and Loss (“T&L”) bonds	$(941,948)	$(806,114)
Deferred policy acquisition costs	(77,427)	(70,798)
Net unrealized gain on investments (SFAS No.115)	(81,804)	(63,508)
Partnership investments	(29,942)	(32,779)
Change in fair value of derivative instruments (SFAS No. 133)	(44,597)	(13,714)
Unearned premiums	(282)	—
Depreciation	(2,851)	(15,146)
Foreign currency exchange	(5,286)	(1,118)
Other	(17,302)	(41,638)

	$(1,201,439)	$(1,044,815)

Net deferred tax liability	$(1,129,740)	$(961,993)

Cumulative T&L bonds purchased and subsequent redemptions are reflected in the balance of prepaid federal income taxes on our consolidated balance sheets. During 2006, we purchased approximately $223.2 million of T&L bonds, net of redemptions of T&L bonds purchased in prior years. Prepaid federal income taxes include T&L bonds of $808.7 million and $585.5 million at December 31, 2006 and 2005, respectively.

10.	Stockholders’ Equity and Dividend Restrictions

We act principally as a holding company for our insurance subsidiaries and do not have any significant operations of our own. Dividends from our subsidiaries, which include amounts received from our affiliates (C-BASS and Sherman), and permitted payments to us under our tax-and expense-sharing arrangements with our subsidiaries, along with income from our investment portfolio, are our principal sources of cash to pay stockholder dividends and to meet our obligations. These obligations include our operating expenses, taxes and interest and principal payments on our long-term debt. The payment of dividends and other distributions to us by our insurance subsidiaries are regulated by insurance laws and regulations. In general, dividends in excess of prescribed limits are deemed “extraordinary” and require insurance regulatory approval. In addition, although we have expense-sharing arrangements in place with our principal operating subsidiaries that require those subsidiaries to pay their share of holding company-level expenses, including interest expense on long-term debt, these expense-sharing arrangements may be changed at any time by the applicable state insurance departments. In addition, our insurance subsidiaries’ ability to pay dividends to us, and our ability to pay dividends to our stockholders, is subject to various conditions imposed by the rating agencies for us to maintain our ratings. If the cash we receive from our subsidiaries pursuant to tax- and expense-sharing arrangements is insufficient for us to fund our obligations, we may be required to seek capital by incurring additional debt, by issuing additional equity or by selling assets, which we may be unable to do on favorable terms, if at all. The need to raise additional capital or the failure to make timely payments on our obligations could have a material adverse effect on our business, financial condition and operating results.

Radian Guaranty’s and Radian Insurance’s ability to pay dividends to us is restricted by certain provisions of the insurance laws of the Commonwealth of Pennsylvania, their state of domicile. The insurance laws of Pennsylvania establish a test limiting the maximum amount of dividends that may be paid by an insurer without prior approval by the Pennsylvania Insurance Commissioner. Under this test, an insurer may pay dividends during any 12-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders’ surplus; or (ii) the preceding year’s statutory net income. In accordance with these restrictions, $384.7 million and $62.8 million would be available for dividends from Radian Guaranty and Radian Insurance, respectively, in 2007. However, an amendment to the Pennsylvania statute requires that dividends and other distributions be paid out of an insurer’s unassigned surplus. Radian Guaranty and Radian Insurance have positive unassigned surplus at December 31, 2006 of $302.5 million and $92.2 million, respectively, which represents the dividend limitations for 2007. The Pennsylvania Insurance Commissioner has approved all distributions by Radian Guaranty since the passage of this amendment. Radian Insurance has not paid any dividends to its immediate parent, Radian Guaranty.

Amerin Guaranty’s ability to pay dividends on its common stock is restricted by certain provisions of the insurance laws of the State of Illinois, its state of domicile. The insurance laws of Illinois establish a test limiting the maximum amount of dividends that may be paid from positive unassigned surplus by an insurer without prior approval by the Illinois Insurance Commissioner. Under this test, Amerin Guaranty may pay dividends during any 12-month period in an amount equal to the greater of (i) 10% of the preceding year-end statutory policyholders’ surplus; or (ii) the preceding year’s statutory net income. In accordance with these restrictions, $20.2 million is available for dividends in 2007 without prior regulatory approval.

Radian Asset Assurance’s ability to pay dividends is restricted by certain provisions of the insurance laws of the State of New York, its state of domicile. Under the New York insurance law, Radian Asset Assurance may only declare or distribute dividends from earned surplus. Unless the company has prior approval from the New York Superintendent of Insurance, the company can only pay a dividend, which when totaled with all other dividends declared or distributed by it during the next preceding 12 months, is the lesser of 10% of its surplus to policyholders as shown by its last statement on file with the Superintendent, or one hundred percent of adjusted net investment income. At December 31, 2006, Radian Asset Assurance had $100.1 million available for dividends that could be paid in 2007 without prior approval.

RAAL’s ability to pay dividends is restricted by legal provisions in the United Kingdom whereby it may only distribute by way of dividend its accumulated realized profits (not previously distributed) less accumulated realized losses, and such dividends may not be paid out of capital. In accordance with these restrictions, $8.1 million would be available to be paid as dividends in 2007.

The FSA requires insurance companies to maintain minimum capital, calculated with reference to gross written premiums. RAAL’s equity shareholder’s funds and statutory policyholders’ surplus as of and for the years ended December 31 was as follows:

	2006	2005
	(Dollars in millions)
Equity shareholder’s funds	$91.4	$83.4
Statutory policyholders’ surplus	$79.1	$73.5

Radian Guaranty’s statutory net income, statutory policyholders’ surplus and contingency reserve as of and for the years ended December 31 was as follows:

	2006	2005	2004
	(Dollars in millions)
Statutory net income	$384.7	$460.2	$331.4
Statutory policyholders’ surplus	$496.1	$413.4	$421.8
Contingency reserve	$2,716.3	$2,500.0	$2,200.0

Under Illinois insurance regulations, Amerin Guaranty is required to maintain statutory-basis capital and surplus of $1.5 million. Amerin Guaranty’s statutory net income and statutory policyholders’ surplus as of and for the years ended December 31 was as follows:

	2006	2005	2004
	(Dollars in millions)
Statutory net (loss) income	$(3.8)	$10.4	$8.4
Statutory policyholders’ surplus	$202.1	$197.1	$189.7

Radian Insurance’s statutory net income, statutory policyholders’ surplus and contingency reserve as of and for the years ended December 31 was as follows:

	2006	2005	2004
	(Dollars in millions)
Statutory net income	$40.8	$48.7	$67.2
Statutory policyholders’ surplus	$627.9	$131.0	$71.8
Contingency reserve	$117.4	$76.9	$83.8

New York insurance law requires financial guaranty insurers to maintain minimum policyholders’ surplus of $65 million. When added to the minimum policyholders’ surplus of $1.4 million separately required for the other lines of insurance that it is licensed to write, our financial guaranty insurance subsidiaries are required to have an aggregate minimum policyholders’ surplus of $66.4 million. Radian Asset Assurance statutory net income and statutory policyholders’ surplus as of and for the years ended December 31 was as follows:

	2006	2005	2004
	(Dollars in millions)
Statutory net income	$52.1	$117.0	$42.4
Statutory policyholders’ surplus	$1,001.3	$994.5	$1,003.7
Contingency reserve	$336.7	$271.9	$251.7

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

The differences between the statutory net income and surplus and the consolidated net income and equity presented on a GAAP basis represent differences between GAAP and Statutory Accounting (“STAT”) for the following reasons:

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

(d) STAT financial statements only include a provision for current income taxes as a component of net income. Deferred taxes, subject to certain limitations set forth in Statutory Accounting Principles (“SAP”) 10, are recorded in the STAT Balance Sheets with any changes thereto recognized via a change in statutory surplus. Purchases of tax and loss bonds are accounted for as investments under STAT. GAAP financial statements provide for current and deferred income taxes in our consolidated statements of income, and purchases of tax and loss bonds are recorded as prepaid federal income taxes in our consolidated balance sheets.

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

(g) Under STAT, SFAS No. 123R is not adopted. SFAS No. 123R has been adopted for our GAAP financial statements.

11.	Stock-Based Compensation

We have an equity compensation plan, the Radian Group Inc. Equity Compensation Plan (the “Plan”), under which we may provide grants of incentive stock options, non-qualified stock options, restricted stock, stock appreciation rights (referred to as “SARs”), performance shares and phantom stock. To date, all awards granted under the Plan have been in the form of non-qualified stock options, restricted stock and phantom stock. The Plan provides for the grant of all options (other than incentive stock options to holders of 10% of our voting shares) at an option price per share equal to 100% of the market price of our common stock on the date of grant. The Plan authorizes the issuance of up to 9,400,000 shares of our common stock, of which there are approximately 2,300,000 shares remaining available for grants under the Plan as of December 31, 2006. Officers and other employees (of Radian or its affiliates) are eligible to participate in the Plan. Non-employee directors are also eligible to participate in the Plan, but are not permitted to receive grants of incentive stock options.

On May 9, 2006, our stockholders approved an amendment to the Plan to extend the expiration date of the Plan from December 31, 2006 to December 31, 2008.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123R to stock-based employee compensation prior to 2006.

	Year Ended December 31
	2005	2004
	(In thousands, except per share amounts)
Net income, as reported	$522,854	$518,653
Add: Stock-based employee compensation expense included in reported net income, net of tax	3,094	1,371
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax	(13,879)	(9,826)

Pro forma net income	$512,069	$510,198

Pro forma net income available to common stockholders	$513,940	$513,416

Earnings per share
Basic—as reported	$6.10	$5.57

Basic—pro forma	$5.98	$5.48

Diluted—as reported	$5.91	$5.33

Diluted—pro forma	$5.79	$5.24

We use the Black-Scholes model in determining the fair value of stock-based compensation issued to employees and directors. The fair value of the stock options granted was estimated using this model on the date of grant using the assumptions noted in the following table:

	Year Ended December 31
	2006	2005
Expected life (years) (1)	4.75	5.50
Risk-free interest rate (2)	4.43%	3.65%
Volatility	24.78%	32.23%
Dividend yield	0.14%	0.16%

(1)	Beginning in 2006, with the adoption of SFAS No. 123R, the expected life of stock options granted was based on the simplified method. Stock options have historically been granted with a vesting period of four years, expiring over seven or 10 years.
(2)	The risk-free interest rate is based on the U.S. treasury yield curve in effect at the time of grant.

For the year ended December 31, 2006, the adoption of SFAS No. 123R resulted in incremental stock-based compensation of $10.8 million, of which $3.8 million was deferred as policy acquisition costs. The incremental stock-based compensation expense for the year ended December 31, 2006 caused income before income taxes and net income to decrease by $7.0 million and $4.6 million, respectively, and both, basic and diluted earnings per share to decrease by $0.06 per share. In computing the pro-forma expense in prior years, there was no assumption that any compensation expense related to stock options would be deferred, therefore, pro-forma adjustments in prior periods do not include adjustments related to acquisition costs. Cash provided by operating activities decreased and cash provided by financing activities for the year ended December 31, 2006 increased by $4.8 million related to excess tax benefits from stock-based payment arrangements.

Stock Options

Unless otherwise specified, each option vests ratably over four years, beginning one year after the date of grant. As long as the grantee is still with Radian, if not sooner vested by its terms, each option fully vests upon the earliest of:

•	the grantee’s normal retirement date;

•	five years from the date of the grant;

•	the grantee’s death or disability; or

•	the occurrence of a change of control of Radian.

In addition, we have in the past accelerated the vesting of options upon a grantee’s election to retire upon reaching the age of 55, with at least 10 years of service. A grantee may pay the option price in cash or, with the consent of the Compensation and Human Resources Committee of our board of directors (the “Compensation Committee”), shares of our common stock, or by making other arrangements satisfactory to us.

Information with regard to stock options for periods indicated as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding, January 1, 2004	4,891,014	$30.24
Granted	787,145	45.92
Exercised	(934,391)	23.39
Forfeited	(237,727)	34.78
Expired	(7,033)	27.98

Outstanding, December 31, 2004	4,499,008	34.17

Granted	921,530	48.27
Exercised	(1,369,421)	27.75
Forfeited	(153,803)	44.61
Expired	(23,576)	35.29

Outstanding, December 31, 2005	3,873,738	39.37

Granted	1,031,650	56.03
Exercised	(761,325)	35.34
Forfeited	(290,654)	38.99
Expired	(15,868)	33.36

Outstanding, December 31, 2006	3,837,541	43.97

Exercisable, December 31, 2006	1,980,995	37.29

Available for grant, December 31, 2006	2,300,925

The amount of cash received from the exercise of stock options in the year ended December 31, 2006 was approximately $26.9 million and the related tax benefit was approximately $9.4 million. The total intrinsic value of options exercised, at the date of exercise, during the year ended December 31, 2006, was $15.1 million.

We generally issue shares from unissued reserved shares for exercises with an exercise price less than the treasury stock repurchase price and from treasury stock when the exercise price is greater than the treasury stock repurchase price.

The table summarizes information regarding fully vested share options as of December 31, 2006:

($ in million, except per-share amount)
Number of options vested	1,980,995
Fair value of options vested during 2006	$33.9
Weighted-average exercise price per share	$37.29
Aggregate intrinsic value (excess market price over exercise price)	$35.5
Weighted-average remaining contractual term of options (in years)	4.4

The weighted average fair values of the stock options granted during the years ended December 31, 2006, 2005 and 2004 were $16.61, $17.43 and $18.19, respectively.

The following table summarizes information concerning outstanding and exercisable options at December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$16.25–$21.03	262,250	2.8	$20.85	262,250	$20.85
$26.47–$39.34	1,230,652	4.8	33.16	1,110,394	32.88
$41.87–$56.68	2,218,123	5.8	51.44	481,835	48.90
$65.48–$68.18	126,516	1.1	65.83	126,516	65.83

	3,837,541			1,980,995

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

We granted, under the Plan, 50,000 shares of restricted stock during 2005 and 41,300 shares of restricted stock during 2006, in the case of each grant, vesting over three to four years.

Under the provisions of SFAS No. 123R, the recognition of deferred compensation as a separate line item on the consolidated balance sheets is no longer required. Therefore, in 2006, the amount that had been included in “deferred compensation” in the consolidated balance sheets at December 31, 2005 was reclassified to additional paid-in-capital. The amount recorded as stock-based compensation expense related to restricted stock for the years ended December 31, 2006 and 2005 was $1.4 million and $0.5 million respectively. No stock-based compensation expense related to restricted stock was recorded in 2004.

Changes in our restricted stock were as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Unvested, January 1, 2006	50,000	$46.67
Granted	41,300	57.00
Vested	(16,668)	46.67
Forfeited	—	—
Expired	—	—

Unvested, December 31, 2006	74,632	$52.39

Phantom Stock

The Compensation Committee may grant phantom stock awards under the Plan, which entitle grantees to receive shares of our common stock on a vesting date (referred to in the Plan as the conversion date) established by the Compensation Committee. The phantom stock may be subject to further vesting restrictions as the Compensation Committee determines. Unless otherwise provided in a grant letter, if a grantee’s relationship with us terminates during any period in which vesting restrictions apply, the phantom stock grant terminates as to all shares covered by the grant as to which vesting restrictions have not lapsed and such shares will be forfeited. Our practice to date has been to grant phantom stock to directors with a vesting date upon the termination of the director’s relationship with us. In addition, we are also using phantom stock to fund awards issued under our Performance Share Plan adopted in 2005. See “Performance Shares” below. Each share of phantom stock is granted at full value with no exercise price. All phantom stock will be paid in whole shares of our common stock, with fractional shares paid in cash. At December 31, 2006, there are approximately 450 dividend-equivalent phantom stock shares accrued that are not included in the total number of outstanding shares. The amount recorded as stock-based compensation expense related to phantom stock for the years ended December 31, 2006, 2005 and 2004 was $1.2 million, $3.1 million and $2.1 million, respectively.

Changes in our phantom stock were as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Unvested, January 1, 2006	97,633	$42.31
Granted	18,468	56.03
Vested	(10,000)	47.13
Forfeited	—	—
Expired	—	—

Unvested, December 31, 2006	106,101	$44.24

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan (the “ESPP”). A total of 400,000 shares of our authorized non-issued common stock have been made available under the ESPP. The ESPP allows eligible employees to purchase shares of our stock at a discount of 15% of the beginning-of-period or end-of-period (each period being the first and second six calendar months) fair market value of the stock, whichever is lower. Eligibility under the ESPP is determined based on standard weekly work hours and tenure with us and eligible employees are limited to a maximum contribution of $400 per payroll period toward the purchase of our stock. Under the ESPP, we sold 15,362 and 17,368 shares to employees during the years ended December 31, 2006 and 2005, respectively. Beginning in 2006, we applied SFAS No. 123R in accounting for the ESPP. The effect of the issuance of shares under the ESPP on our net income and earnings per share was immaterial in 2005 and 2004. The amount recorded as stock-based compensation related to the ESPP for the year ended December 31, 2006 was $0.2 million. No stock-based compensation expense related to the ESPP was recorded for 2005 and 2004.

The following are assumptions used in our calculation of ESPP compensation expense during 2006:

	January 1, 2006	July 1, 2006
Expected life	6 months	6 months
Risk-free interest rate	4.35%	5.27%
Volatility	21.15%	16.71%
Dividend yield	0.07%	0.07%

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

At the establishment of each performance period, a target number of performance shares are established for each participant in the Program. The performance shares are denominated in shares of common stock and are settled in common shares. The maximum payout under any performance share award is 250,000 shares of common stock. The amount of stock-based compensation expense related to performance shares for the year ended December 31, 2006 was $3.2 million.

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

As of December 31, 2006, unrecognized compensation expense related to the unvested portion of all of our stock-based awards was approximately $31.0 million. This cost is expected to be recognized over a weighted average period of approximately 2.6 years.

12.	Benefit Plans

We maintain a noncontributory defined benefit pension plan (the “Pension Plan”) covering substantially all of our full-time employees. On November 14, 2006, the board approved, effective December 31, 2006, the suspension of (1) all benefits accruing under the Pension Plan and (2) all forms of participation under the Pension Plan. All salaried and hourly employees of Radian and its participating subsidiaries currently are eligible to participate in the Pension Plan upon attaining 20  1/2 years of age and one year of eligible service. A participant generally is fully vested in the Pension Plan after five years of service after the age of 18. We recorded a curtailment loss of approximately $370,000 as a result of the freezing of the Pension Plan.

The Pension Plan freeze was aimed at preparing for the future termination of the Pension Plan, and reflects a broader reliance on the Radian Group Inc. Savings Incentive Plan (the “Savings Plan”) as the primary retirement vehicle for our employees. On February 5, 2007, Radian’s board of directors approved the termination of the Pension Plan, effective June 1, 2007, and also approved the following additional amendments to the Pension Plan:

•

acceleration of vesting in accrued benefits under the Pension Plan for all participants in the plan who are employees of Radian or its affiliates at any time between December 31, 2006 and the date of termination of the plan; and

•	enhancement of the distribution options under the Pension Plan to offer an immediate annuity option and an immediate lump sum option in connection with the termination of the plan.

We expect to record an immaterial settlement loss upon termination of the Pension Plan, which remains subject to regulatory approval.

In February of 2007 we terminated the Pension Plan, effective June 1, 2007.

Retirement benefits are a function of the years of service and the level of compensation. Assets of the plan are allocated in a balanced fashion with approximately 60% in equity securities and 40% in fixed-income securities.

	Plan Assets at December 31
	2006	2005
Pension Plan
Equity securities	62%	62%
Fixed-income securities	38	38

Total	100%	100%

The Savings Plan covers substantially all our full-time and all our part-time employees employed for a minimum of 90 consecutive days. Participants can contribute up to 25% of their base earnings as pretax contributions. We will match at least 25% of the first 6% of base earnings contributed in any given year. These matching funds are subject to certain vesting requirements. Our expense for matching funds for the years ended December 31, 2006, 2005 and 2004 was $2.9 million, $2.6 million and $2.8 million, respectively.

The board approved changes to the Savings Plan, effective January 1, 2007, including among other things, to:

•	allow for the immediate eligibility of new hire participation and provide for the automatic enrollment of eligible employees;

•

provide for quarterly matching contributions by Radian equal to 100% of employee contributions (up to 6% of eligible pay). Matching contributions may be made in cash or in shares of Radian common stock, at Radian’s election;

•

provide for the immediate vesting of Radian’s matching contributions (including existing unvested matching contributions attributable to prior periods) and the elimination of all restrictions on a participant’s ability to diversify his/her position in matching contributions;

•

permit the board to make discretionary, pro rata (based on eligible pay) cash allocations to each eligible participant’s account, with vesting upon completion of three years of service with Radian; and

•

provide certain active participants in the Pension Plan with yearly cash “transition credits” (initially for up to five years, if employed by Radian during this time) under the Savings Plan equal to a fixed percentage of their eligible pay, calculated based on a formula that takes into account their age and years of completed vesting service as of January 1, 2007.

On November 14, 2006, the board also approved the termination of the Radian Group Inc. Supplemental Executive Retirement Plan (the “SERP”) effective December 31, 2006, and the adoption of a new nonqualified restoration plan (the “Benefit Restoration Plan” or “BRP”), effective January 1, 2007. The BRP is intended to provide additional retirement benefits to Radian employees that are eligible to participate in the Radian Group Inc. Savings Incentive Plan (the “Savings Plan”) and whose benefits under the Savings Plan are limited by applicable IRS limits on eligible compensation.

Participants in the BRP will be entitled, among other things, to the following:

•	each participant in the SERP at December 31, 2006 will receive an initial balance in the BRP equal to the present value of the participant’s SERP benefit as of such date;

•

for each plan year, Radian will contribute to each participant’s account (regardless of whether the participant contributed any amount to the Savings Plan during the plan year) an amount equal to 6% of the participant’s “eligible compensation,” defined generally as base salary (including commission income, if applicable) in excess of applicable IRS limits, plus bonus;

•

for each participant eligible to receive a transition credit under the Savings Plan, Radian will provide an additional transition credit under the BRP based on each participant’s eligible compensation under the BRP; and

•	the board also may make discretionary, pro rata (based on eligible compensation) contributions to each participant under the BRP.

Participants will be immediately vested in all amounts contributed by Radian (along with any income and gains attributable to the contributions) as part of the 6% match and transition credits. Discretionary contributions, if any, generally will vest upon completion of three years of service with Radian, and amounts carried over from the SERP generally will vest upon 10 years of service with Radian, in each case, with credit for those years of service completed prior to receipt of such contributions.

A participant’s interest in the BRP will be an unfunded bookkeeping account and the participant may elect to invest in any of several hypothetical investment options. Payouts under the plan begin following the participant’s separation from service with Radian. At its discretion, Radian may establish and fund a so-called “rabbi trust” in order to help satisfy its payment obligations under the plan.

In addition, the board authorized Radian to discontinue the split-dollar life insurance policies currently used to finance the SERP and to replace them with market-competitive, group term life insurance policies and universal life insurance polices.

The assumed discount rate for our Pension Plan and BRP is determined by examining the yield-rate for high-quality corporate bonds as of December 31 of the previous year. By matching the yield curve on investment-grade securities with the expected benefit stream of the Pension Plan, we have found the Moody’s AA bond yield on December 31 of the previous year to be a sufficient benchmark in setting the assumed discount rate.

In addition to providing pension benefits, we provide certain healthcare and life insurance benefits to our retired employees who were hired before January 1, 1990, under a postretirement welfare plan (the “Postretirement Welfare Plan”). Until its curtailment on August 31, 2002, EFSG had a plan that provided certain healthcare benefits for retired employees (the “EFSG Postretirement Medical Plan”). The expense for postretirement benefit costs for 2006 was $33,600 as compared to $34,800 for 2005, and $12,100 for 2004. We accrue the estimated cost of retiree medical and life benefits over the period during which employees render the service that qualifies them for benefits.

In 2006, we implemented FASB issued Statement No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). SFAS No. 158 requires us to recognize the funded status of a benefit plan—measured as the difference between plan assets at fair value (with limited exceptions) and the benefit obligation—in our consolidated balance sheets. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation. SFAS No. 158 also requires us to recognize as a component of accumulated other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. Amounts recognized in accumulated other comprehensive income, including the gains or losses, prior service costs or credits, and the transition asset or obligation remaining, are adjusted as they are subsequently recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of those statements. In addition, SFAS No. 158 requires us to measure defined benefit plan assets and obligations as of the date of our fiscal year-end consolidated balance sheets (with limited exceptions), and to disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. Employers with publicly traded equity securities are required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008.

The implementation of SFAS No. 158 did have a significant impact on our financial statements due to the curtailment of the Pension Plan and the SERP. Under SFAS No. 158 we are required to recognize net periodic cost in accumulated other comprehensive income; however, the curtailment impact offset most of our other comprehensive income. The following table shows the effect of SFAS No. 158 on our consolidated balance sheets as of the periods specified (in thousands):

	Pension Plan/SERP		Postretirement Medical/ Welfare Plan
	2006	2005	2006	2005
Amounts Recognized in our Consolidated Balance Sheets consist of:
Accrued benefit liability	$(11,542)	$(11,949)	$(1,352)	$(1,336)

Net amount recognized before adoption of SFAS No. 158	(11,542)	(11,949)	(1,352)	(1,336)
One-time effect of SFAS No. 158 adoption	—	—	284	—

Net amount recognized after adoption of SFAS No. 158	(11,542)	—	(1,068)	—
Other liabilities	(11,542)	—	(1,068)	—

Net amount recognized	$(11,542)	$—	$(1,068)	$—

The following table shows the affect of SFAS No. 158 on accumulated other comprehensive income as of the periods specified (in thousands):

Postretirement Welfare Plan
2006
Amounts Recognized in accumulated other comprehensive income consist of:
Net actuarial gain	$(197)
Prior service credit	(50)

Total	$(247)

The funded status of the Pension Plan, SERP and the Postretirement Welfare Plan for the periods stated were as follows (in thousands):

	Pension Plan/SERP		Postretirement Welfare Plan
	2006	2005	2006	2005
Change in Benefit Obligation
Benefit obligation at beginning of year	$39,158	$32,948	$538	$495
Service cost	5,517	4,770	9	9
Interest cost	2,167	1,939	25	28
Plan participants’ contributions	—	—	16	21
Actuarial loss (gain)	7,011	1,325	(95)	18
Curtailments	(17,262)	—	—	—
Transfer to defined contribution SERP	(2,995)	—	—	—
Benefits paid	(439)	(1,824)	(24)	(33)

Benefit obligation at end of year	$33,157	$39,158	$469	$538

Change in Plan Assets
Fair value of plan assets at beginning of year	$16,314	$12,006	$—	$—
Actual return on plan assets	2,239	976	—	—
Employer contributions	3,501	5,156	9	12
Plan participants’ contributions	—	—	15	21
Benefits paid	(439)	(1,824)	(24)	(33)

Fair value of plan assets at end of year	$21,615	$16,314	$—	$—

Underfunded status of the plan	$(11,542)	$(22,844)	$(469)	$(538)
Unrecognized prior service cost	—	2,680	(50)	(56)
Unrecognized net actuarial loss (gain)	—	8,215	(197)	(112)

Accrued benefit cost	$(11,542)	$(11,949)	$(716)	$(706)

The accumulated benefit obligation at December 31, 2006 and 2005 for the Radian Pension Plan/SERP was $33.2 million and $25.5 million, respectively.

The components of the Pension Plan/SERP benefit and net period postretirement benefit costs are as follows (in thousands):

	Pension Plan/SERP			Postretirement Welfare Plan
	2006	2005	2004	2006	2005	2004
Service cost	$5,517	$4,770	$4,231	$9	$9	$9
Interest cost	2,167	1,939	1,606	25	28	27
Expected return on plan assets	(1,546)	(1,123)	(841)	—	—	—
Amortization of prior service cost	243	252	298	(6)	(6)	(6)
Recognized net actuarial loss (gain)	376	353	334	(9)	(5)	(18)
Recognized curtailment gain	(667)	—	—	—	—	—

Net periodic benefit cost	$6,090	$6,191	$5,628	$19	$26	$12

Weighted average assumptions used to determine net pension and net periodic postretirement benefit obligation at December 31, 2006 and 2005 were as follows:

	Pension Plan			SERP			Postretirement Medical Plan
	2006	2005	2004	2006	2005	2004	2006	2005	2004
Weighted average assumptions as of December 31:
Discount rate	4.75%	5.75%	6.00%	5.75%	5.75%	6.00%	5.75%	5.75%	6.00%
Expected return on plan assets	8.50%	8.50%	8.50%	—	8.50%	8.50%	—	—	—
Rate of compensation increase	—	4.25%	4.25%	—	4.25%	4.25%	—	—	—

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

The discount rate is established by comparing the projection of expected benefit payments based on the assumptions used for the actuarial valuation to the Citigroup Pension Discount Curve (published monthly) as of December 31, of the prior fiscal year. The expected benefit payments are discounted by each corresponding discount rate on the yield curve. Once the present value of the string of benefit payments is established, we solve for the single spot rate to apply to all obligations of the plan that will exactly match the previously determined present value. This result is rounded to the nearest 25 basis points.

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

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid according to the following schedule (includes Radian Plan and EFSG Plan):

	Pension Plan/ SERP	Postretirement Welfare Plan
2007	$1,205,130	$51,463
2008	259,082	52,721
2009	340,271	56,212
2010	427,710	57,139
2011	463,342	62,565
Years 2012-2016	4,206,602	345,094

Total	$6,902,137	$625,194

Contributions

We expect to contribute $3.0 million to our pension plan and $15 thousand to Radian’s other postretirement benefit plans in 2007. We expect to contribute $37 thousand to EFSG’s other postretirement benefit plan in 2007.

Due to the nature of the Postretirement Welfare Plan, no increase is assumed in our obligation due to any increases in the per-capita cost of covered healthcare benefits.

13.	Commitments, Contingencies and Off-Balance-Sheet Arrangements

We are involved in certain litigation arising in the normal course of our business. We are contesting the allegations in each such other action and believe, based on current knowledge and consultation with counsel, that the outcome of such litigation will not have a material adverse effect on our consolidated financial position or results of operations.

Securities regulations now require enhanced disclosure requirements on issuers of asset-backed (including mortgage-backed) securities, including most customers in our structured business. To allow these customers to comply with regulations, we may be required in any given transaction, depending on the amount of credit enhancement that we are providing, to provide audited financial statements for the insurance subsidiary participating in the transaction. We are in the process of producing financial statements (and having them audited) for each of our primary insurance subsidiaries. We anticipate that these financial statements will be available during 2007. Until they are available, we will provide full and unconditional holding-company-level guaranties for our insurance subsidiaries’ obligations in such transactions, principally on our mortgage insurance business for which financial statements prepared in accordance with GAAP have never previously been available. To date, we have guarantied two structured transactions for Radian Guaranty involving approximately $537 million of remaining credit exposure.

We guarantee the payment of up to $25.0 million of a revolving credit facility issued to Sherman which expires in December 2007. Our guaranty facilitates the issuance and renewal of the facility, which Sherman may use for general corporate purposes. There were no amounts outstanding under this facility at December 31, 2006.

As part of the equity allocation component of our investment program, we have committed to invest $55 million in alternative investments that are primarily private equity structures. At December 31, 2006, we had unfunded commitments of $35.4 million. These commitments have capital calls over a period of at least six years, and certain fixed expiration dates or other termination clauses.

We also utilize letters of credit to back assumed reinsurance contracts, medical insurance policies and an excise tax-exemption certificate used for ceded premiums from our domestic operations to our international operations. These letters of credit are with various financial institutions, have terms of one-year and will automatically renew unless we specify otherwise. The letters of credit outstanding at December 31, 2006 and 2005 were $15.5 million and $17.1 million, respectively.

Our mortgage insurance business utilizes its underwriting skills to provide an outsourced underwriting service to its customers. We give recourse to our customers on loans we underwrite for compliance. Typically, we agree that if we make a material error in underwriting a loan, we will remedy, indemnify, make whole, repurchase, or place additional mortgage insurance coverage on the loan. During 2006, we processed requests for remedies on less than 1% of the loans underwritten and sold a number of loans previously acquired as part of the remedy process. We paid losses for sales and remedies from reserves in 2006 of approximately $5.9 million. Providing these remedies means we assume some credit risk and interest-rate risk if an error is found during the limited remedy period in the agreements governing our provision of contract underwriting services. Rising mortgage interest rates or an economic downturn may expose the mortgage insurance business to higher losses. In 2005, we had provisions for contract underwriting remedies of $8.0 million. In 2006, our provisions were approximately $5.7 million and our reserve at December 31, 2006, was $3.4 million. We closely monitor this risk and negotiate our underwriting fee structure and recourse agreements on a client-by-client basis.

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

We lease office space for use in our operations. Net rental expense in connection with these leases totaled $9,888,000, $8,673,000 and $8,124,000 in 2006, 2005 and 2004, respectively. The commitment for non-cancelable operating leases in future years is as follows (in thousands):

2007	$11,292
2008	11,312
2009	11,537
2010	11,445
2011	11,646
Thereafter	51,819

$109,051

The commitment for non-cancelable operating leases in future years has not been reduced by future minimum sublease rental payments aggregating approximately $15.3 million. A portion of these payments relates to subleases to our affiliates.

14.	Quarterly Financial Data (Unaudited)
(In thousands, except per-share information)

	2006 Quarters
	First	Second	Third	Fourth	Year
Net premiums written	$279,605	$298,875	$254,805	$278,700	$1,111,985
Net premiums earned	253,697	259,086	254,144	248,919	1,015,846
Net investment income	54,260	59,678	60,185	60,222	234,345
Net gains on securities	22,854	5,324	1,409	11,255	40,842
Net change in fair value of derivative instruments	17,630	(25,287)	626	23,097	16,066
Provision for losses	78,634	84,860	121,395	84,389	369,278
Policy acquisition	27,364	26,820	26,351	31,074	111,609
Other operating expenses	60,277	58,099	62,706	61,552	242,634
Equity in net income of affiliates	58,340	72,038	55,870	70,745	256,993
Net income	163,698	148,145	111,959	158,370	582,172
Diluted net income per share (1) (2)	$1.96	$1.79	$1.36	$1.96	$7.08
Weighted average shares outstanding (1)	83,707	82,756	82,050	80,693	82,261

	2005 Quarters
	First	Second	Third	Fourth	Year
Net premiums written	$214,840	$299,218	$313,908	$272,721	$1,100,687
Net premiums earned	247,025	243,978	265,636	262,031	1,018,670
Net investment income	50,862	50,004	53,253	54,303	208,422
Net gains on securities	11,526	8,723	5,194	11,195	36,638
Net change in fair value of derivative instruments	(8,960)	987	53,274	(36,131)	9,170
Provision for losses	109,500	83,827	92,441	104,865	390,633
Policy acquisition and other operating expenses	81,026	83,490	86,858	90,454	341,828
Equity in net income of affiliates	51,296	63,878	46,772	55,746	217,692
Net income	115,612	140,224	162,557	104,461	522,854
Diluted net income per share (1) (2)	$1.24	$1.56	$1.88	$1.24	$5.91
Weighted average shares outstanding (1)	94,258	90,116	86,693	83,917	88,746

(1)	Diluted net income per share and average shares outstanding per SFAS No. 128, “Earnings Per Share.” Amounts for the first three quarters of 2005 reflect the inclusion of shares underlying contingently convertible debt. See Note 2.
(2)	Net income per share is computed independently for each period presented. Consequently, the sum of the quarters may not equal the total net income per share for the year.

15.	Fair Value of Financial Instruments

The fair value of a financial instrument is the current amount that would be exchanged between two willing parties, other than in a forced liquidation. Fair value is best determined from market pricing when available; otherwise, fair value is based on estimates using present value or other valuation methodologies. Significant differences may exist with respect to the available market information and assumptions used. Considerable judgment is required to interpret available market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amount we could realize in a current market exchange. The use of different market assumptions or estimation methodologies may have an effect on the estimated fair value amounts.

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

Other Invested Assets—The fair value of other invested assets (residential mortgage-backed securities, limited partnership investments and LLC investments) is based on the present value of the estimated net future cash flows, including annual distributions. The fair value of equity-method investments and cost-method investments is based on carrying value as it approximates fair value.

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

Fair Value of Derivative Mortgage Insurance and Financial Guaranty Contracts—We account for derivatives under SFAS No. 133, as amended and interpreted. The fair value of direct derivative contracts are derived from internally generated models. The fair value of assumed derivative contracts is provided by the primary insurance companies. With respect to our direct derivative contracts, estimated fair value amounts are determined by us using market information to the extent available, and appropriate valuation methodologies. For CDOs, credit spreads on individual names in our collateral pool are used to determine an equivalent risk tranche on an industry standard credit default swap index. We then estimate the price of our equivalent risk tranche based on observable market prices of standard risk tranches on the industry standard credit default swap index. When credit spreads on individual names are not available, the average credit spread on the credit rating of the name is used. For certain structured transactions, dealer quotes on similar structured transactions are used. For certain structured transactions where market data is not available, no fair value adjustment is recorded. Significant differences may exist with respect to the available market information and assumptions used to determine gains and losses on derivative financial guaranty contracts. Considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates are not necessarily indicative of amounts we could realize in a current market exchange due to the lack of a liquid market. The use of different market assumptions and/or estimation methodologies may have a significant effect on the estimated fair value amounts. The fair value of derivative financial guaranty contracts is included in other assets on our consolidated balance sheets. Settlements under derivative financial guaranty contracts are charged to the change in fair value of derivative instruments on our consolidated balance sheets.

The carrying value and fair value of selected assets and liabilities on our consolidated balance sheets is as follows:

	December 31
	2006		2005
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Assets:
Fixed-maturity and equity securities	$5,358,322	$5,360,825	$5,059,512	$5,063,804
Trading securities	128,202	128,202	89,440	89,440
Short-term investments	238,677	238,677	361,937	361,937
Other invested assets (1)	20,126	20,126	2,825	2,825
Derivative Instruments	87,577	87,577	26,145	26,145
Liabilities:
Unearned premiums	943,687	821,538	849,360	731,517
Reserve for losses	842,283	842,283	801,002	801,002
Long-term debt	747,770	761,209	747,466	772,802

(1)	The fair value of other invested assets is based on carrying value for equity-method investments and cost for cost-method investments.

In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), an amendment of SFAS No. 133 and Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”) SFAS No. 155 (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (v) amends SFAS No. 140 to eliminate the exemption from applying the requirements of SFAS No. 133 on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. We are required to adjust retained earnings for fair value amounts related to financial instruments now recorded at fair value. The implementation of SFAS No. 155, effective January 1, 2007, will not have a material impact on our Consolidated Financial Statements.

16.	Capital Stock

Since September 2002, our board of directors has authorized five separate repurchase programs for the repurchase, in the aggregate, of up to 21.5 million shares of our common stock on the open market. At March 31, 2004, we had repurchased all 2.5 million shares under the initial program (announced September 24, 2002) at a cost of approximately $87.0 million. At March 31, 2005, we had repurchased an additional 5.0 million shares under the second program (announced May 11, 2004 and extended September 8, 2004) at a cost of approximately

$235.9 million, and at September 30, 2005, we had repurchased all 5.0 million shares under the third program (announced February 15, 2005) at a cost of approximately $240.0 million. At December 31, 2005, we had repurchased all of the 3.0 million shares authorized under the fourth repurchase program (announced October 9, 2005) at a cost of approximately $160.0 million. All share repurchases made to date were funded from available working capital and were made from time to time depending on market conditions, share price and other factors.

On February 8, 2006, we announced that our board of directors had authorized a fifth repurchase program of the repurchase of up to 4.0 million shares of our common stock on the open market. On November 9, 2006, we announced that our board of directors had authorized the purchase of an additional 2.0 million shares as part of an expansion of the existing repurchase program. At December 31, 2006, we had repurchased all of the initial 4.0 million shares at a cost of approximately $236.8 million and we had repurchased 0.5 million of the additional 2.0 million shares at a cost of approximately $26.8 million. Stock purchases under this program are funded from available working capital and are made from time to time, depending on market conditions, stock price and other factors. The board did not set an expiration date for this program.

We also may purchase shares on the open market to meet option exercise obligations and to fund 401(k) matches and purchases under our Employee Stock Purchase Plan and may consider additional stock repurchase programs in the future.

17.	Other Related Party Transactions

We have committed to invest $10 million in a fund sponsored and managed by C-BASS. The fund invests in real estate related securities and had total assets of $361.0 million at December 31, 2006. C-BASS is also a co-investor in the fund. We had $7.3 million invested in the fund at December 31, 2006 and $5.2 million at December 31, 2005.

18.	Subsequent Events

On February 6, 2007, we and MGIC entered into an Agreement and Plan of Merger pursuant to which we agreed, subject to the terms and conditions of the merger agreement, to merge with and into MGIC, with the combined company to be re-named MGIC Radian Financial Group Inc.

Subject to the terms and conditions of the merger agreement, which has been unanimously approved by the boards of directors of both companies, upon the completion of the merger, each share of Radian common stock will be converted into 0.9658 shares of MGIC common stock, with cash to be paid in lieu of fractional shares of MGIC common stock. Radian stock options and other equity awards will automatically convert upon completion of the merger into stock options and equity awards with respect to MGIC common stock, subject to adjustment to reflect the exchange ratio.

Completion of the merger, which is expected to occur in the fourth quarter of 2007, is subject to various conditions, including (1) receipt of approvals of the holders of Radian and MGIC common stock, (2) receipt of regulatory approvals, (3) the absence of any law or order prohibiting the closing, and (4) effectiveness of the Form S-4 registration statement relating to the MGIC common stock to be issued in the merger and listing of the MGIC common stock to be issued in the merger on the New York Stock Exchange.

The merger agreement contains certain termination rights for both us and MGIC. Under certain circumstances, including those relating to competing business combination proposals, termination of the merger agreement may result in a party paying a termination fee of $185 million.

Upon completion of the merger, certain of our financial guaranty reinsurance customers will have the right to recapture financial guaranty reinsurance business previously assumed by us. At December 31, 2006, we have assumed an aggregate of approximately $10.0 billion par in force and approximately $70.3 million of unearned premium reserves from these customers. If all these customers were to recapture all of their financial guaranty reinsurance business assumed by us, based on December 31, 2006 figures, we would experience an estimated reduction of $87.9 million of written premiums, as well as immediate reductions of $17.6 million of earned premiums, $12.1 million in acquisition costs, and $6.0 million in incurred losses, which would result in a pretax gain of approximately $0.5 million. If all this reinsurance business were recaptured, we estimate that we would have to disburse $55 million in cash to settle the recaptures. A small portion of this reinsurance business from these customers is not subject to recapture. We cannot provide any assurances as to whether the merger shall be consummated, and if so whether any or which of these customers will recapture all or any portion of this business upon consummation of the merger described above or the exact impact of the actual recapture, if any.

On February 16, 2007, C-BASS entered into an agreement to acquire Fieldstone Investment Corporation, a mortgage banking company that originates, sells, and invests primarily in non-conforming single-family residential mortgage loans with a current portfolio of over $5.7 billion, for approximately $259 million in cash. The transaction is expected to occur in the second quarter of 2007 and is subject to regulatory and other approvals.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

We are committed to providing accurate and timely disclosure in satisfaction of our SEC reporting obligations. In 2002, we established a disclosure committee and formalized its disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in ensuring that the information required to be disclosed by us in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported on a timely basis, and that this information is accumulated and communicated to management as appropriate to allow for timely decisions regarding required disclosures.

Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting and the attestation report of Deloitte & Touche LLP, independent registered public accounting firm, appear in Part II, Item 8 of this report and are incorporated into this Item 9A as if fully set forth herein.

There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 30, 2007. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.

Item 11.	Executive Compensation.

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 30, 2007. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table shows information as of December 31, 2006 about our equity compensation plans and arrangements in the aggregate:

Plan Category (1)	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by stockholders (2)	3,877,875	(3)	$38.93	(4)	2,579,869	(5)
Equity compensation plans not approved by stockholders	—		—		—
Total	3,877,875		$38.93		2,579,869

(1)	The table does not include information for equity compensation plans assumed by Radian in mergers, under which Radian does not grant additional awards, but under which awards were outstanding as of December 31, 2006. A total of 326,099 shares of our common stock were issuable upon exercise of options previously granted under these plans and outstanding as of December 31, 2006, with a weighted average exercise price of $54.41.
(2)	These plans consist of Radian’s Equity Compensation Plan and Radian’s 1997 Employee Stock Purchase Plan.
(3)	Includes a maximum potential share payout of 185,700 shares of Radian common stock under performance shares granted pursuant to Radian’s Performance Share Plan. Performance shares are denominated in shares of Radian common stock and are settled in common shares issued under Radian’s Equity Compensation Plan. Each performance share award becomes payable at a pre-established target amount multiplied by a factor depending on Radian’s growth of earnings per share, growth of adjusted book value and return on equity over the performance period. One third of each award is based on each of the three metrics, and each metric is measured both on an absolute basis and relative to a group of Radian’s peers.
(4)	Represents all forms of outstanding equity issued pursuant to Radian’s Equity Compensation Plan, including 3,511,442 non-qualified stock options, 74,632 shares of restricted stock, 106,101 phantom stock units and 185,700 performance share units. The shares of restricted stock, phantom stock units and performance share units were granted at full value, and therefore, have a weighted average exercise price of $0. Excluding these forms of equity, the weighted average exercise price of outstanding non-qualified stock options was $43.00 at December 31, 2006.
(5)	Includes 278,944 shares available for issuance under Radian’s 1997 Employee Stock Purchase Plan and 2,300,925 shares available for issuance under Radian’s Equity Compensation Plan, in each case as of December 31, 2006.

Additional information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 30, 2007. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 30, 2007. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 30, 2007. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.

Part IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)

1.	Financial Statements—See the “Index to Consolidated Financial Statements” included in Item 8 of Part II of this report for a list of the financial statements filed as part of this report.

2.	Financial Statement Schedules—See the “Index to Financial Statement Schedules” on page [199] of this report for a list of the financial statement schedules filed as part of this report.

3.	Exhibits—See “Index to Exhibits” on page [ ] of this report for a list of exhibits filed as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2007.

Radian Group Inc.

By:	/s/ Sanford A. Ibrahim
Sanford A. Ibrahim, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 1, 2007, by the following persons on behalf of the registrant and in the capacities indicated.

Name	Title

/s/ Sanford A. Ibrahim Sanford A. Ibrahim	Chief Executive Officer (Principal Executive Officer) and Director

/s/ C. Robert Quint C. Robert Quint	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Herbert Wender Herbert Wender	Non-Executive Chairman of the Board

/s/ David C. Carney David C. Carney	Director

/s/ Howard B. Culang Howard B. Culang	Director

/s/ Stephen T. Hopkins Stephen T. Hopkins	Director

/s/ James W. Jennings James W. Jennings	Director

/s/ Ronald W. Moore Ronald W. Moore	Director

/s/ Jan Nicholson Jan Nicholson	Director

/s/ Robert W. Richards Robert W. Richards	Director

/s/ Anthony W. Schweiger Anthony W. Schweiger	Director

All other schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in our Consolidated Financial Statements and notes thereto.

Radian Group Inc.

Schedule I

Summary of Investments—Other Than Investments in Related Parties

December 31, 2006

Type of Investment	Amortized Cost	Fair Value	Amount at Which Included on the Balance Sheet
	(In thousands)
Fixed Maturities:
Bonds:
U.S. government securities	$105,362	$105,840	$105,840
U.S. government-sponsored enterprises	31,102	30,824	30,824
State and municipal obligations	3,109,435	3,223,594	3,221,239
Public utilities	683,959	712,194	712,046
Corporate obligations	101,775	103,317	103,317
Convertible securities	310,949	319,198	319,198
Asset-backed securities	260,929	258,247	258,247
Private placements	61,032	63,027	63,027
Foreign governments	123,473	122,935	122,935
Redeemable preferred stocks	114,348	123,414	123,414

Total fixed maturities	4,902,364	5,062,590	5,060,087
Trading securities	87,009	128,202	128,202
Equity securities:
Banks, trusts and insurance companies	1,332	1,488	1,488
Industrial, miscellaneous and all other	221,112	296,747	296,747
Short-term investments	238,677	238,677	238,677
Other invested assets (1)	15,727	20,126	20,126

Total investments other than investments in related parties	$5,466,221	$5,747,830	$5,745,327

(1)	Fair value represents carrying value.

Radian Group Inc.

Schedule II—Condensed Financial Information of Registrant

Condensed Balance Sheets

Parent Company Only

	December 31
	2006	2005
	(In thousands, except share and per-share amounts)
Assets
Investments
Fixed maturities available for sale—at fair value (amortized cost $17,056 and $7,492)	$17,867	$7,539
Short-term investments	4,188	106,822
Equity securities	—	50,171
Cash	3,886	358
Investment in subsidiaries, at equity in net assets	4,774,918	4,257,682
Debt issuance costs	3,870	4,475
Due from affiliates, net	7,658	18,290
Property and equipment, at cost (less accumulated depreciation of $34,446 and $24,465)	13,168	17,226
Other assets	36,755	29,348
Federal income taxes receivable	3,071	—

Total assets	$4,865,381	$4,491,911

Liabilities and Stockholders’ Equity
Accounts payable—other	$42,291	$49,102
Notes payable	74	199
Deferred federal income taxes, net	—	24,328
Accrued interest payable	7,689	7,936
Long-term debt	747,770	747,466

Total liabilities	797,824	829,031

Common stockholders’ equity
Common stock: par value $.001 per share; 200,000,000 shares authorized; 97,625,407 and 97,373,169 shares issued in 2006 and 2005, respectively; 79,401,691 and 83,032,456 shares outstanding in 2006 and 2005, respectively	97	97
Treasury stock: 18,223,716 and 14,340,713 shares in 2006 and 2005, respectively	(931,012)	(688,048)
Additional paid-in capital	1,347,205	1,318,910
Deferred compensation	—	(1,843)
Retained earnings	3,489,290	2,913,649
Accumulated other comprehensive income	161,977	120,115

Total common stockholders’ equity	4,067,557	3,662,880

Total liabilities and stockholders’ equity	$4,865,381	$4,491,911

See Supplemental Notes.

Radian Group Inc.

Schedule II—Condensed Financial Information of Registrant

Condensed Statements of Income

Parent Company Only

	Year Ended December 31
	2006	2005	2004
	(In thousands)
Revenues:
Net gains on securities	$21,337	$6,915	$3,456
Change in fair value of derivative instruments	—	(2,199)	2,124

Total revenues	21,337	4,716	5,580

Equity in net income of affiliates	561,558	527,571	515,370

Income before income taxes	582,895	532,287	520,950
Provision for income taxes	723	9,433	2,297

Net income	$582,172	$522,854	$518,653

See Supplemental Notes.

Radian Group Inc.

Schedule II—Condensed Financial Information of Registrant

Condensed Statements of Cash Flows

Parent Company Only

	Year Ended December 31
	2006	2005	2004
	(In thousands)
Cash flows from operating activities:
Net income	$582,172	$522,854	$518,653
Adjustments to reconcile net income to net cash provided by operating activities
Net gains on sales	(25,098)	(6,915)	(3,451)
Change in fair value of derivative instruments	—	2,199	(2,124)
Equity in earnings of affiliates	—	—	(668)
Purchases of trading securities	—	(595)	(7,301)
Sales of trading securities	—	95	5,977
Equity in undistributed net income of subsidiaries	(411,558)	(177,308)	(260,431)
(Decrease) increase in federal income taxes	(27,399)	(16,377)	24,096
Decrease in notes payable	—	—	(2,586)
Distributions from subsidiaries	—	63,131	—
Non-cash dividends from subsidiaries	—	—	(86,778)
Dividends receivable from subsidiaries	—	—	(100,000)
Change in other assets	79,618	111,269	(43,249)
Change in accounts payable and other liabilities	(7,058)	80,117	14,999

Net cash provided by operating activities	190,677	578,470	57,137

Cash flows from investing activities:
Sales/redemptions of fixed-maturity investments available for sale	2,895	7,119	149,124
Purchases of fixed-maturity investments available for sale	(20,273)	(17,326)	(72,844)
Sales/(Purchases) of short term investments—net	102,634	(69,145)	(6,276)
Purchase of equity securities	—	—	(3,794)
Sales of equity securities	49,188	9,305	5,570
Investments in affiliate	—	—	(5,501)
Proceeds from sales of investment in affiliates	—	—	2,229
Purchases of property and equipment	(6,209)	(6,414)	(8,592)

Net cash provided by/(used in) investing activities	128,235	(76,461)	59,916

Cash flows from financing activities:
Dividends paid	(6,531)	(6,831)	(7,575)
Capital contributions, net of dividends	(72,158)	(15,000)	—
Purchase of treasury stock	(263,600)	(533,889)	(127,832)
Redemption of long-term debt	—	(220,000)	—
Issuance of long-term debt	—	249,555	—
Debt issuance costs	—	(2,168)	—
Proceeds from issuance of common stock	26,905	23,009	21,856

Net cash used in financing activities	(315,384)	(505,324)	(113,551)

Increase/(decrease) in cash	3,528	(3,315)	3,502
Cash, beginning of year	358	3,673	171

Cash, end of year	$3,886	$358	$3,673

See Supplemental Notes.

Schedule II—Condensed Financial Information of Registrant

Parent Company Only

Supplemental Notes

Note A

Radian Group Inc. (the “Parent Company”) provides certain services to its subsidiaries. In April 2003, after approval by the various state Commissioners of Insurance, the Parent Company started charging back to its subsidiaries, based on calculated GAAP capital or percentage of time, certain amounts it incurs principally in the capacity of supporting those subsidiaries. As such, all net investment income, other income, operating expenses and interest expense has been allocated to the subsidiaries since that time. Amounts charged to the subsidiaries for these costs is the actual cost, without any mark-up, except for the amounts charged to subsidiaries outside the United States for which a reasonable mark-up is charged. The Parent Company considers these charges fair and reasonable. The subsidiaries reimburse the Parent Company for these costs in a timely manner. This has the impact of improving the cash flows of the Parent Company and reducing dividends to the Parent Company.

Note B

During 2006, 2005 and 2004, the Parent Company received $150.0 million, $350.3 million and $254.3 million, respectively, of dividends from its subsidiaries.

Radian Group Inc.

Schedule IV—Reinsurance

Insurance Premiums Earned

Years Ended December 31, 2006, 2005 and 2004

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
	(In thousands)
2006	$1,062,415	$131,138	$84,569	$1,015,846	8.32%

2005	$1,015,909	$99,442	$102,203	$1,018,670	10.03%

2004	$1,008,062	$90,272	$111,694	$1,029,484	10.85%

INDEX TO EXHIBITS

Exhibit Number	Exhibit
2.1	Agreement and Plan of Merger, dated as of February 6, 2007, by and between Radian Group Inc. and MGIC Investment Corporation (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated February 6, 2007 and filed on February 12, 2007)

2.2	Agreement and Plan of Merger dated as of November 13, 2000, among the Registrant, GOLD Acquisition Corporation, and Enhance Financial Services Group Inc. (incorporated by reference to Annex A to the Registrant’s Registration Statement on Form S-4 (file no. 333-52762) filed on December 27, 2000)

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated May 11, 2004, and filed on May 12, 2004)

3.2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated May 9, 2006, and filed on May 12, 2006)

4.1	Specimen certificate for Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K (file no. 1-11356) for the year ended December 31, 1999)

4.2	Indenture dated May 29, 2001, between the Registrant and First Union National Bank, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4 (file no. 333-52762) filed on July 19, 2001)

4.3	Form of 7.75% Debentures Due 2011 (included within Exhibit 4.2)

4.4	Registration Rights Agreement dated October 27, 1992, between the Registrant and Commonwealth Land Title Insurance Company (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-4 (file no. 333-52762) filed on July 19, 2001)

4.5	Indenture dated as of February 14, 2003, between the Registrant and Wachovia Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003)

4.6	Form of 5.625% Senior Notes Due 2013 (included within Exhibit 4.5)

4.7	Registration Rights Agreement dated February 14, 2003, among the Registrant, Banc of America Securities LLC, Lehman Brothers Inc., Wachovia Securities, Inc., Bear Stearns & Co. Inc. and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003)

4.8	Senior Indenture dated as of June 7, 2005, between the Registrant and Well’s Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 2, 2005 and filed on June 7, 2005)

4.9	Officers’ Certificate, dated as of June 7, 2005, including the terms of the Registrant’s 5.375% Senior Notes due 2015, as Attachment A, and including the form of the Notes as Exhibit A-1 to Attachment A (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 2, 2005 and filed on June 7, 2005)

+10.1	Form of Change of Control Agreement between Radian Group Inc. and each of C. Robert Quint (dated January 25, 1995), Howard S. Yaruss (dated October 30, 1997), Roy J. Kasmar (dated March 12, 1999), and Mark Casale (dated November 9, 2004) (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

+10.2	Form of Change of Control Agreement between the Registrant and each of Stephen Cooke (dated December 12, 2005), Robert E. Croner (dated December 12, 2005) and Teresa Bryce (dated November 14, 2006)(incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 12, 2005 and filed on December 16, 2005)

Exhibit Number	Exhibit
+10.3	Change of Control Agreement between Radian Asset Assurance Inc. and Stephen Cooke, dated June 26, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 26, 2006 and filed on June 30, 2006)

+10.4	Radian Group Inc. Pension Plan (Amended and Restated Effective January 1, 1997) (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

+10.5	Amendment No. 1 to Radian Group Inc. Pension Plan (Amended and Restated Effective January 1, 1997) (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002)

*+10.6	Amendment No. 2 to Radian Group Inc. Pension Plan (Amended and Restated Effective January 1, 1997)

*+10.7	Amendment No. 3 to Radian Group Inc. Pension Plan (Amended and Restated Effective January 1, 1997)

*+10.8	Amendment No. 4 to Radian Group Inc. Pension Plan (Amended and Restated Effective January 1, 1997)

+10.9	Amendment No. 5 to Radian Group Inc. Pension Plan (Amended and Restated Effective January 1, 1997) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 5, 2007 and filed on February 9, 2007)

*+10.10	Radian Group Inc. Benefit Restoration Plan

+10.11	Radian Group Inc. Savings Incentive Plan (Amended and Restated Effective January 1, 1997) (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

+10.12	Amendment No. 1 to Radian Group Inc. Savings Incentive Plan (Amended and Restated Effective January 1, 1997)(incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002)

*+10.13	Amendment No. 2 to Radian Group Inc. Savings Incentive Plan (Amended and Restated Effective January 1, 1997)

*+10.14	Amendment No. 3 to Radian Group Inc. Savings Incentive Plan (Amended and Restated Effective January 1, 1997)

*+10.15	Amendment No. 4 to Radian Group Inc. Savings Incentive Plan (Amended and Restated Effective January 1, 1997)

+10.16	Radian Group Inc. Equity Compensation Plan (Amended and Restated May 9, 2006) (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders, as filed with the Securities and Exchange Commission on April 18, 2006).

*+10.17	Amendment to Radian Group Inc. Equity Compensation Plan (Amended and Restated May 9, 2006) dated February 5, 2007.

+10.18	Form of Stock Option Grant Letter (incorporated by reference to Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2004)

+10.19	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2005)

*+10.20	Form of Restricted Stock Award Agreement for awards granted on or after February 5, 2007.

+10.21	Form of Phantom Stock Agreement for Employees (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated February 8, 2005, and filed on February 14, 2005)

Exhibit Number	Exhibit
+10.22	Form of Phantom Stock Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K dated February 8, 2005, and filed on February 14, 2005)

+10.23	Radian Group Inc. Amended and Restated Performance Share Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Amended Current Report on Form 8-K dated February 8, 2005, and filed on March 30, 2005)

+10.24	Form of Performance Share Award Agreement for performance period beginning January 1, 2005, and ending January 1, 2007 (incorporated by reference to Exhibit 10.3 to the Registrant’s Amended Current Report on Form 8-K dated February 8, 2005, and filed on March 30, 2005)

+10.25	Form of Performance Share Award Agreement for performance periods beginning on or after January 1, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 7, 2006, and filed on February 13, 2006)

+10.26	Radian Group Inc. Voluntary Deferred Compensation Plan for Officers (Amended and Restated December 12, 2005) (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated December 12, 2005, and filed on December 16, 2005)

+10.27	Radian Group Inc. Voluntary Deferred Compensation Plan for Directors (Amended and Restated December 12, 2005) (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated December 12, 2005, and filed on December 16, 2005)

+10.28	Radian Group Inc. 1997 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10 to the Registrant’s Registration Statement on Form S-8 (file no. 333-40623) filed on November 20, 1997)

+10.29	Amerin Corporation Second Amendment and Restatement of 1992 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002)

+10.30	Enhance Financial Services Group Inc. Long-Term Incentive Plan for Key Employees (Amended and Restated as of June 6, 1996) (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002)

+10.31	Enhance Financial Services Group Inc. 1997 Long-Term Incentive Plan for Key Employees (As Amended Through June 3, 1999) (incorporated by reference to Exhibit 10.2.2 to the Quarterly Report on Form 10-Q (file no. 1-10967) for the period ended June 30, 1999, of Enhance Financial Services Group Inc.)

+10.32	Enhance Reinsurance Company Supplemental Pension Plan (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K for the year ended December 31, 1999, of Enhance Financial Services Group Inc.)

+10.33	Enhance Financial Services Group Inc. Non-Employee Director Stock Option Plan (As Amended December 11, 1997) (incorporated by reference to Annex A to the Schedule 14A of Enhance Financial Services Group Inc. (file no. 1-10967) filed on May 4, 1998)

+10.34	Transition and Retirement Agreement, dated as of November 22, 2004, between the Registrant and Frank P. Filipps (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004)

+10.35	Employment Agreement between the Registrant and Sanford A. Ibrahim, dated as of April 20, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 20, 2005 and filed on April 25, 2005)

+10.36	Retention Agreement, dated as of February 14, 2005, between the Registrant and Roy J. Kasmar (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004)

Exhibit Number	Exhibit
+10.37	First Amendment to Employment and Retention Agreement between Radian Group Inc. and Roy J. Kasmar, dated May 9, 2006 (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)

+10.38	Retention Agreement, dated as of February 14, 2005, between the Registrant and Howard S. Yaruss (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004)

+10.39	Separation Agreement between Radian Group Inc. and Howard Yaruss, dated October 18, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 18, 2006 and filed on October 24, 2006)

+10.40	Certain Compensation Arrangements with Directors for 2006 (Effective September 1, 2006) (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2006)

10.41	Form of Radian Guaranty Inc. Master Policy, effective June 1, 1995 (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-4 (file no. 333-65440) filed on July 19, 2001)

10.42	Risk-to-Capital Ratio Maintenance Agreement between the Registrant and Commonwealth Mortgage Assurance Company regarding matters relating to Moody’s financial strength rating as amended through October 22, 1993, (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-4 (file no. 333-65440) filed on July 19, 2001)

10.43	Net Worth and Liquidity Maintenance Agreement, dated as of October 10, 2000, between Radian Guaranty Inc. and Radian Insurance Inc. (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002)

10.44	Form of Expense Allocation and Services Agreement between the Registrant and each of Radian Guaranty Inc., Radian Insurance Inc. and Radian Asset Assurance Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2005)

10.45	Variable Share Quota Share Reinsurance Agreement, effective January 1, 1994, between the Registrant and Capital Mortgage Reinsurance Company (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-4 (file no. 333-65440) filed on July 19, 2001)

10.46	Reinsurance Agreement, effective January 1, 1994, between the Registrant and Capital Reinsurance Company (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-4 (file no. 333-65440) filed on July 19, 2001)

10.47	Variable Share Quota Share Reinsurance Agreement, effective January 1, 1995, between the Registrant and Capital Mortgage Reinsurance Company (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-4 (file no. 333-65440) filed on July 19, 2001)

10.48	Reinsurance Agreement, effective January 1, 1996, between the Registrant and Capital Reinsurance Company (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-4 (file no. 333-65440) filed on July 19, 2001)

10.49	Variable Share Quota Share Reinsurance Agreement, effective January 1, 1997, between the Registrant and Capital Mortgage Reinsurance Company (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-4 (file no. 333-65440) filed on July 19, 2001)

10.50	Purchase Agreement, among Market Street Custodial Trust I, Market Street Custodial Trust II, Market Street Custodial Trust III, the Registrant, Radian Asset Securities Inc., Lehman Brothers Inc. and Bear, Stearns & Co. Inc. (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated and filed on September 11, 2003)

Exhibit Number	Exhibit
10.51	Put Option Agreement between Radian Asset Assurance Inc. and Radian Asset Securities Inc. relating to Series A Perpetual Preferred Shares (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated and filed on September 11, 2003)

10.52	Put Option Agreement between Radian Asset Securities Inc. and Market Street Custodial Trust I relating to Series A Perpetual Preferred Shares (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K dated and filed on September 11, 2003)

10.53	Put Option Agreement between Radian Asset Assurance Inc. and Radian Asset Securities Inc. relating to Series B Perpetual Preferred Shares (incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K dated and filed on September 11, 2003)

10.54	Put Option Agreement between Radian Asset Securities Inc. and Market Street Custodial Trust II relating to Series B Perpetual Preferred Shares (incorporated by reference to Exhibit 99.5 to the Registrant’s Current Report on Form 8-K dated and filed on September 11, 2003)

10.55	Put Option Agreement between Radian Asset Assurance Inc. and Radian Asset Securities Inc. relating to Series C Perpetual Preferred Shares (incorporated by reference to Exhibit 99.6 to the Registrant’s Current Report on Form 8-K dated and filed on September 11, 2003)

10.56	Put Option Agreement between Radian Asset Securities Inc. and Market Street Custodial Trust III relating to Series C Perpetual Preferred Shares (incorporated by reference to Exhibit 99.7 to the Registrant’s Current Report on Form 8-K dated and filed on September 11, 2003)

10.57	Credit Agreement, dated December 13, 2006, by and among Radian Group Inc., Keybank National Association, as Administrative Agent, Lead Arranger, Sole Book Runner, and Swingline Lender, JPMorgan Chase Bank, NA and Wells Fargo Bank, National Association, as Co-Syndication Agents, The Northern Trust Company as Documentation Agent and certain other banks and financial institutions (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 13, 2006 and filed on December 19, 2006)

10.58	Guaranty Agreement, dated as of August 11, 1999, between Radian Guaranty Inc. and Amerin Guaranty Corporation (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10K for the year ended December 31, 1999)

+10.59	Transition Agreement and General Release between Radian Group Inc. and Roy Kasmar, dated January 9, 2007 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated January 9, 2007 and filed on January 10, 2007)

*12	Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends

*21	Subsidiaries of the Registrant

*23.1	Consent of Deloitte & Touche LLP

*23.2	Consent of Grant Thornton LLP

*31	Rule 13a-14(a) Certifications

*32	Section 1350 Certifications

*	Filed herewith.
+	Management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of Form 10-K.