Form 10-Q
period 2007-03-31
RADIAN GROUP INC
filed 2007-05-10
CIK 890926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 80,242,796 shares of common stock, $0.001 par value per share, outstanding on May 4, 2007.

Radian Group Inc.

Forward Looking Statements—Safe Harbor Provisions

All statements in this report that address events, developments or results that we expect or anticipate may occur in the future are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the U.S. Private Securities Litigation Reform Act of 1995. In most cases, forward-looking statements may be identified by words such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “goal,” “contemplate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue” or the negative or other variations on these words and other similar expressions. These statements are made on the basis of management’s current views and assumptions with respect to future events. Any forward looking statement is not a guarantee of future performance and actual results could differ materially from those contained in the forward looking information. The forward-looking statements, as well as our prospects as a whole, are subject to risks and uncertainties, including the following:

•

actual or perceived changes in general financial and political conditions, such as extended national or regional economic recessions, changes in housing demand or mortgage originations, changes in housing values, population trends and changes in household formation patterns, changes in unemployment rates, changes or volatility in interest rates or consumer confidence, changes in credit spreads, changes in the way investors perceive the strength of private mortgage insurers or financial guaranty providers, investor concern over the credit quality and specific risks faced by the particular businesses, municipalities or pools of assets covered by our insurance;

•

actual or perceived economic changes or catastrophic events in geographic regions (both domestic and international) where our mortgage insurance or financial guaranty insurance in force is more concentrated;

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

•

heightened competition for financial guaranty business from other financial guaranty insurers, from other forms of credit enhancement such as letters of credit, guaranties and credit default swaps provided by foreign and domestic banks and other financial institutions and from alternative structures that may permit insurers to securitize assets more cost-effectively without the need for the types of credit enhancement we offer, or result in our having to reduce the premium we charge for our products;

i

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

•

risks and uncertainties associated with our proposed merger with MGIC Investment Corporation (“MGIC”), including, without limitation: the ability to complete the transaction on the proposed terms and schedule; the risk that the two companies and their businesses will not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected; litigation relating to the merger; customer attrition and disruption from the transaction making it more difficult to maintain relationships with customers, employees or other business relationships; the possibility that revenues following the merger may be lower than expected; the risk that the cost savings and any other synergies from the transaction may not be fully realized or may take longer to realize than expected; the risk that potential sales of assets in connection with the merger may negatively impact the financial performance of the combined company; and the possibility that the merger may not be completed, whether due to the failure to receive the requisite regulatory approvals or otherwise, which may have an adverse effect on our customers, employees and other business relationships, and may have a materially adverse impact on our financial results and prospects.

For more information regarding these risks and uncertainties as well as certain additional risks that we face, you should refer to the risks discussed in other documents that we file with the SEC, including the risk factors detailed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006 and in our joint proxy statement/prospectus for our 2007 annual meeting. We caution you not to place undue reliance on these forward-looking statements, which are current only as of the date on which we filed this report. We do not intend to, and we disclaim any duty or obligation to, update or revise any forward-looking statements made in this report to reflect new information or future events or for any other reason.

ii

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Radian Group Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

($ in thousands)	March 31 2007	December 31 2006
Assets
Investments
Fixed maturities held to maturity—at amortized cost (fair value $81,208 and $86,817)	$78,961	$84,314
Fixed maturities available for sale—at fair value (amortized cost $4,467,647 and $4,818,050)	4,593,461	4,975,773
Trading securities—at fair value (cost $26,031 and $87,009)	28,112	128,202
Equity securities—at fair value (cost $219,444 and $222,444)	297,187	298,235
Hybrid securities—at fair value (amortized cost $536,225)	587,384	—
Short-term investments	334,074	238,677
Other invested assets (cost $21,873 and $15,727)	26,789	20,126

Total investments	5,945,968	5,745,327
Cash	132,605	57,901
Investment in affiliates	588,323	618,841
Deferred policy acquisition costs	225,597	221,769
Prepaid federal income taxes	788,240	808,740
Provisional losses recoverable	—	12,479
Accrued investment income	62,003	62,823
Accounts and notes receivable (less allowance of $827 and $1,179)	67,602	55,672
Property and equipment, at cost (less accumulated depreciation of $72,936 and $69,314)	32,490	33,937
Other assets	282,080	311,182

Total assets	$8,124,908	$7,928,671

Liabilities and Stockholders’ Equity
Unearned premiums	$974,768	$943,687
Reserve for losses and loss adjustment expenses	852,462	842,283
Long-term debt	747,849	747,770
Current income taxes payable	224,999	—
Deferred income taxes payable, net	942,167	1,129,740
Accounts payable and accrued expenses	207,887	197,634

Total liabilities	3,950,132	3,861,114

Commitments and Contingencies (Note 14)
Stockholders’ equity
Common stock: par value $.001 per share; 200,000,000 shares authorized; 97,631,657 and 97,625,407 shares issued at March 31, 2007 and December 31, 2006, respectively; 80,285,430 and 79,401,691 shares outstanding at March 31, 2007 and December 31, 2006, respectively	97	97
Treasury stock: 17,346,227 and 18,223,716 shares at March 31, 2007 and December 31, 2006, respectively	(893,645)	(931,012)
Additional paid-in capital	1,336,013	1,347,205
Retained earnings	3,590,712	3,489,290
Accumulated other comprehensive income	141,599	161,977

Total stockholders’ equity	4,174,776	4,067,557

Total liabilities and stockholders’ equity	$8,124,908	$7,928,671

See notes to unaudited condensed consolidated financial statements.

Radian Group Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31
(In thousands, except per-share amounts)	2007	2006
Revenues:
Premiums written:
Direct	$289,143	$282,779
Assumed	24,734	24,275
Ceded	(36,243)	(27,449)

Net premiums written	277,634	279,605
Increase in unearned premiums	(28,499)	(25,908)

Net premiums earned	249,135	253,697
Net investment income	60,996	54,260
Net gains on securities	13,745	22,854
Change in fair value of derivative instruments	13,789	17,630
Other income	3,818	5,211

Total revenues	341,483	353,652

Expenses:
Provision for losses	107,042	78,634
Policy acquisition costs	28,254	27,364
Other operating expenses	57,695	60,277
Interest expense	13,056	11,840

Total expenses	206,047	178,115

Equity in net income of affiliates	22,772	58,340

Pretax income	158,208	233,877
Provision for income taxes	44,741	70,179

Net income	$113,467	$163,698

Basic net income per share	$1.43	$1.97

Diluted net income per share	$1.42	$1.96

Weighted average number of common shares outstanding—basic	79,428	82,937

Weighted average number of common and common equivalent shares outstanding—diluted	80,080	83,707

Dividends per share	$0.02	$0.02

See notes to unaudited condensed consolidated financial statements.

Radian Group Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock	Treasury Stock	Additional Paid-in Capital	Deferred Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)		Other	Total
(In thousands)						Foreign Currency Translation Adjustment	Unrealized Holding Gains (Losses)
BALANCE, JANUARY 1, 2006	$97	$(688,048)	$1,318,910	$(1,843)	$2,913,649	$2,135	$117,980	$—	$3,662,880
Comprehensive income:
Net income	—	—	—	—	163,698	—	—	—	163,698
Unrealized foreign currency translation adjustment, net of tax of $274	—	—	—	—	—	540	—	—	540
Unrealized holding losses arising during period, net of tax benefit of $1,131	—	—	—	—	—	—	(2,099)	—
Less: Reclassification adjustment for net gains included in net income, net of tax of $7,637	—	—	—	—	—	—	(14,183)	—

Net unrealized loss on investments, net of tax benefit of $8,768	—	—	—	—	—	—	(16,282)	—	(16,282)

Comprehensive income									147,956
Issuance of common stock under incentive plans	—	11,215	6,794	—	—	—	—	—	18,009
Issuance of restricted stock	—	—	(1,109)	—	—	—	—	—	(1,109)
Amortization of restricted stock	—	—	311	—	—	—	—	—	311
Reclassification of deferred compensation	—	—	(1,843)	1,843	—	—	—	—	—
Stock-based compensation expense-options	—	—	5,072	—	—	—	—	—	5,072
Treasury stock purchased	—	(60,235)	—	—	—	—	—	—	(60,235)
Dividends paid	—	—	—	—	(1,664)	—	—	—	(1,664)

BALANCE, MARCH 31, 2006	$97	$(737,068)	$1,328,135	$—	$3,075,683	$2,675	$101,698	$—	$3,771,220

BALANCE prior to implementation effects, JANUARY 1, 2007	$97	$(931,012)	$1,347,205	$—	$3,489,290	$9,796	$151,934	$247	$4,067,557
FIN 48 cumulative effect of change in accounting (See Note 7)	—	—	—	—	(21,214)	—	—	—	(21,214)
FAS 155 cumulative effect of change in accounting (See Note 2)	—	—	—	—	10,773	—	(10,773)	—	—

BALANCE, JANUARY 1, 2007, as adjusted	97	(931,012)	1,347,205	—	3,478,849	9,796	141,161	247	4,046,343
Comprehensive income:
Net income	—	—	—	—	113,467	—	—	—	113,467
Unrealized foreign currency translation adjustment, net of tax of $459	—	—	—	—	—	851	—	—	851
Unrealized holding losses arising during the period, net of tax benefit of $34	—	—	—	—	—	—	(62)	—	—
Less: Reclassification adjustment for net gains included in net income, net of tax of $5,597	—	—	—	—	—	—	(10,394)	—	—

Net unrealized gain on investments, net of tax of $5,630	—	—	—	—	—	—	(10,456)	—	(10,456)

Comprehensive income	—	—	—	—	—	—	—	—	103,862
Issuance of common stock under incentive plans	—	41,347	4,900	—	—	—	—	—	46,247
Issuance of restricted stock	—	—	(21,721)	—	—	—	—	—	(21,721)
Amortization of restricted stock	—	—	1,174	—	—	—	—	—	1,174
Stock-based compensation expense-options	—	—	4,455	—	—	—	—	—	4,455
Treasury stock purchased	—	(3,980)	—	—	—	—	—	—	(3,980)
Dividends paid	—	—	—	—	(1,604)	—	—	—	(1,604)

BALANCE, MARCH 31, 2007	$97	$(893,645)	$1,336,013	$—	$3,590,712	$10,647	$130,705	$247	$4,174,776

See notes to unaudited condensed consolidated financial statements.

Radian Group Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31
(In thousands)	2007	2006
Cash flows from operating activities	$204,187	$127,321

Cash flows from investing activities:
Proceeds from sales of fixed-maturity investments available for sale	111,104	322,294
Proceeds from sales of equity securities available for sale	5,096	56,419
Proceeds from sales of hybrid securities	61,977	—
Proceeds from redemptions of fixed-maturity investments available for sale	51,695	38,055
Proceeds from redemptions of fixed-maturity investments held to maturity	5,906	8,968
Proceeds from redemptions of hybrid securities	28,767	—
Purchases of fixed-maturity investments available for sale	(217,339)	(422,311)
Purchases of equity securities available for sale	(830)	(736)
Purchases of hybrid securities	(92,344)	—
Purchases of short-term investments, net	(92,933)	(67,921)
Purchases of other invested assets, net	(6,167)	—
Purchases of property and equipment, net	(2,142)	(4,403)
Other	—	365

Net cash used in investing activities	(147,210)	(69,270)

Cash flows from financing activities:
Dividends paid	(1,604)	(1,664)
Proceeds from issuance of common stock under incentive plans	16,005	11,811
Excess tax benefits from stock-based awards	4,334	1,261
Purchase of treasury stock	(3,980)	(60,235)

Net cash provided by (used in) financing activities	14,755	(48,827)

Effect of exchange rate changes on cash	2,972	(155)
Increase in cash	74,704	9,069
Cash, beginning of period	57,901	7,847

Cash, end of period	$132,605	$16,916

Supplemental disclosures of cash flow information:
Income taxes (received) paid	$(15,674)	$24,126

Interest paid	$8,057	$7,502

Supplemental disclosures of non-cash items:
Stock-based compensation, net of tax	$3,658	$3,499

See notes to unaudited condensed consolidated financial statements.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1—Condensed Consolidated Financial Statements—Basis of Presentation

Our condensed consolidated financial statements include the accounts of Radian Group Inc. and its subsidiaries, including its principal mortgage insurance operating subsidiaries, Radian Guaranty Inc. (“Radian Guaranty”), Amerin Guaranty Corporation (“Amerin Guaranty”), Radian Insurance Inc. (“Radian Insurance”), Radian Europe Limited (“Radian Europe”) and Radian Australia Limited (“Radian Australia”), and its principal financial guaranty operating subsidiaries, Radian Asset Assurance Inc. (“Radian Asset Assurance”) and Radian Asset Assurance Limited (“RAAL”). We refer to Radian Group Inc. together with its consolidated subsidiaries as “Radian,” “we,” “us” or “our,” unless the context requires otherwise. We generally refer to Radian Group Inc. alone, without its consolidated subsidiaries, as the “parent company.” We own a 46% interest in Credit-Based Asset Servicing and Securitization LLC (“C-BASS”) and an interest in Sherman Financial Group LLC (“Sherman”), which consists of 40.96% of the Class A Common Units of Sherman (Class A Common Units represent 94% of the total equity in Sherman) and 50% of the Preferred Units of Sherman, each of which are credit-based consumer asset businesses.

We have presented our condensed consolidated financial statements on the basis of accounting principles generally accepted in the United States of America (“GAAP”). We have condensed or omitted certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP pursuant to the SEC’s rules and regulations.

The financial information presented for interim periods is unaudited; however, such information reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or for any other period.

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

Basic net income per share is based on the weighted average number of common shares outstanding, while diluted net income per share is based on the weighted average number of common shares outstanding and common share equivalents that would be issuable upon the exercise of stock options, the vesting of restricted stock and phantom stock.

On January 1, 2007, we adopted Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”). Accordingly, the changes in fair value of some of our financial instruments previously recorded through other comprehensive income were reclassified to beginning retained earnings, and effective January 1, 2007, changes in fair value are now included in current earnings in our condensed consolidated statements of income. See Note 2.

On January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). As a result of the implementation of FIN 48, we recognized an adjustment to our income tax liabilities and beginning retained earnings. See Note 7.

On January 1, 2006, we adopted SFAS No. 123R “Share-Based Payment” (“SFAS No. 123R”) using a modified prospective application as permitted by SFAS No. 123R.

Certain other prior period balances have been reclassified to conform to the current period presentation.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

2—Derivative Instruments and Hedging Activities

We account for derivatives under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted (“SFAS No. 133”). In general, SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their respective fair values. All derivative instruments are recognized in our condensed consolidated balance sheets as either assets or liabilities depending on the rights or obligations under the contracts. Transactions that we have entered into that are accounted for under SFAS No. 133 include investments in convertible debt securities, interest rate swaps, selling credit protection in the form of credit default swaps and certain financial guaranty and mortgage insurance contracts and net interest margin securities (“NIMs”) that are considered derivatives. Credit default swaps and certain financial guaranty and mortgage insurance contracts that are accounted for under SFAS No. 133 are part of our overall business strategy of offering mortgage credit enhancement and financial guaranty protection to our customers. The premiums for these contracts are included in net premiums written and earned. The interest rate swaps that we have entered into qualify as hedges and are accounted for as fair value hedges. The embedded equity derivatives contained within our investments in fixed-maturity securities, as well as our forward foreign currency contracts, credit protection in the form of credit default swaps and NIMs do not qualify as hedges under SFAS No. 133, so changes in their fair value are included in current earnings in our condensed consolidated statements of income. Net unrealized gains and losses on credit default swaps and certain other derivative contracts are included in other assets on our condensed consolidated balance sheets. We do not record a reserve for losses on derivative contracts. Any equivalent reserve would be embedded in the change in fair value of derivative instruments. Settlements under derivative contracts are charged to assets or liabilities, as appropriate, on the condensed consolidated balance sheets. During the quarter ended March 31, 2007, we received $0.1 million of recoveries of previous default payments, paid $0.1 million for default payments and received $11.2 million as early termination settlement payments on certain derivative financial guaranty contracts. During the first quarter of 2006, we received $1.4 million as recoveries of previous default payments and paid $68.0 million in connection with the termination of a derivative financial guaranty contract.

Before we adopted SFAS No. 155, SFAS No. 133 required that we split the convertible fixed-maturity securities in our investment portfolio into their derivative and fixed-maturity security components. Over the term of the securities, changes in the fair value of fixed-maturity securities available for sale were recorded in our condensed consolidated statements of changes in common stockholders’ equity through accumulated other comprehensive income or loss. Concurrently, a deferred tax liability or benefit was recognized as the recorded value of the fixed-maturity security increased or decreased. Changes in the fair value of the derivative component were recorded as a gain or loss in our condensed consolidated statements of income.

In February 2006, the FASB issued SFAS No. 155, an amendment of SFAS Nos. 133 and 140. SFAS No. 155, (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (v) amends FASB Statement No. 140 to eliminate the exemption from applying the requirements of FASB Statement No. 133 on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

We adopted SFAS No. 155 on January 1, 2007. Accordingly, certain securities that were previously classified as trading securities or fixed maturities available for sale on our condensed consolidated balance sheets were reclassified to hybrid securities on our condensed consolidated balance sheets on the date of adoption. In

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

addition, as allowed under the provisions of SFAS No. 155, we elected to record convertible securities at fair value with changes in the fair value recorded as net gains or losses on securities. At adoption, we recorded an after-tax reclassification to retained earnings from other comprehensive income of approximately $10.8 million, which represented the cumulative adjustment to fair value.

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

A summary of our derivative information, as of and for the periods indicated, is as follows:

Balance Sheets (In millions)	March 31 2007	December 31 2006	March 31 2006
Trading Securities
Cost	$0.1	$66.9	$79.8
Fair value	0.4	106.3	115.8

Derivative financial guaranty contracts
Notional value	$60,885.0	$52,563.0	$36,509.0

Gross unrealized gains	$124.6	$119.3	$118.3
Gross unrealized losses	34.1	31.7	22.7

Net unrealized gains	$90.5	$87.6	$95.6

The components of the change in fair value of derivative instruments are as follows:

	Three Months Ended March 31
Statements of Income (In millions)	2007	2006
Trading securities	$(0.3)	$14.8
Derivative financial guaranty contracts	14.1	2.8

Net gains	$13.8	$17.6

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

The following table presents information at March 31, 2007 and December 31, 2006 related to net unrealized gains or losses on derivative financial guaranty contracts (included in other assets on our condensed consolidated balance sheets).

	March 31 2007	December 31 2006
	(In millions)
Balance at January 1	$87.6	$26.2
Net gains (losses) recorded	14.1	(2.2)

Defaults
Recoveries	(0.1)	(4.6)
Payments	0.1	0.2
Early termination (receipts)/payments	(11.2)	68.0

Balance at end of period	$90.5	$87.6

The application of SFAS No. 133, as amended, could result in volatility from period to period in gains and losses as reported on our condensed consolidated statements of income. These gains and losses result mostly from changes in corporate credit or asset-backed spreads and changes in the creditworthiness of underlying corporate entities or the credit performance of the assets underlying an asset-backed security. Any incurred gains or losses on such contracts would be recognized as a change in the fair value of derivative instruments. We are unable to predict the effect this volatility may have on our financial position or results of operations.

In accordance with our risk management policies, we may enter into derivatives to hedge the interest rate risk related to our long-term debt. As of March 31, 2007, we were a party to two interest rate swap contracts relating to our 5.625% unsecured senior notes. These interest rate swaps are designed as fair value hedges that hedge the change in fair value of our long-term debt arising from interest rate movements. During 2007 and 2006, the fair value hedges were 100% effective. Therefore, the changes in fair value of derivative instruments in our condensed consolidated statements of income were offset by the change in the fair value of the hedged debt. These interest rate swap contracts mature in February 2013.

Terms of the interest rate swap contracts at March 31, 2007 were as follows (dollars in thousands):

Notional amount	$250,000
Rate received—Fixed	5.625%
Rate paid—Floating (a)	5.963%
Maturity date	February 15, 2013
Unrealized loss	$3,657

(a)	The March 31, 2007 six-month London Interbank Offered Rate (“LIBOR”) forward rate at the next swap payment date plus 87.4 basis points.

3—Investments

We are required to group assets in our investment portfolio into one of three main categories: held to maturity, available for sale or trading securities. Fixed-maturity securities for which we have the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. Investments classified as available for sale are reported at fair value, with unrealized gains and losses (net of tax) reported as a separate component of stockholders’ equity as accumulated other comprehensive income. Investments classified as trading securities are reported at fair value, with unrealized gains and losses (net of tax) reported as a separate

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

component of income. During the three months ended March 31, 2006, we began classifying certain new security purchases as trading securities. Similar securities were classified as available for sale for periods prior to 2006. Effective January 1, 2007, we began classifying convertible securities (including the fixed-maturity component previously classified as available for sale and the derivative component previously classified as trading securities) as hybrid securities in accordance with SFAS No. 155. Hybrid securities generally combine both debt and equity characteristics. Prior to 2007, the changes in fair value of the fixed-maturity component of these securities were recorded in our condensed consolidated statements of changes in common stockholders’ equity through accumulated other comprehensive income or loss and the changes in fair value of the derivative component of these securities were recorded as a gain or loss in our condensed consolidated statements of income. In accordance with SFAS No. 155, effective January 1, 2007, all changes in the fair value of the entire convertible security are now recorded as net gains on securities in our condensed consolidated statements of income. Our transition adjustment related to the adoption of SFAS No. 155 increased retained earnings at January 1, 2007, by $10.8 million, and reduced accumulated other comprehensive income by the same amount. The transition amount includes unrealized gains of $14.1 million (net of tax) and unrealized losses of $3.3 million (net of tax) related to convertible securities at December 31, 2006.

For securities classified as either available for sale or held to maturity, we conduct a quarterly evaluation of declines in market value of the securities to determine whether the decline is other-than-temporary.

If a security’s fair value is below the cost basis, and it is judged to be other-than-temporary, the cost basis of the individual security is written down to fair value through earnings as a realized loss and the fair value becomes the new basis. During the quarter ended March 31, 2007, we recorded approximately $0.6 million of charges related to declines in the fair value of securities (primarily small cap value stocks) considered to be other-than-temporary. There were no such charges in the first quarter of 2006. At March 31, 2007 and 2006, there were no other investments held in the portfolio that were determined to be other-than-temporarily impaired. Realized gains and losses are determined on a specific identification method and are included in income. Other invested assets consist of residential mortgage-backed securities and alternative investments that are primarily private equity investments, including an investment in a fund sponsored and managed by C-BASS that invests in real estate related securities. These investments are carried at cost or under the equity method.

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

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

The following table shows the gross unrealized losses and fair value of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2007.

	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government securities	$11,599	$76	$32,027	$610	$43,626	$686
U.S. government-sponsored enterprises	—	—	20,121	294	20,121	294
State and municipal obligations	282,767	2,700	84,021	684	366,788	3,384
Corporate bonds and notes	15,429	260	36,346	664	51,775	924
Asset-backed securities	114,508	1,352	98,806	1,789	213,314	3,141
Private placements	2,813	11	4,405	89	7,218	100
Foreign governments	30,573	204	62,746	1,774	93,319	1,978

Total	$457,689	$4,603	$338,472	$5,904	$796,161	$10,507

U.S. government securities

The unrealized losses of 12 months or greater duration as of March 31, 2007 on our investments in U.S. Treasury obligations were caused by interest rate increases. During the twelve-month period ending March 31, 2007, the Federal Reserve raised the federal funds rate two times for a total of 50 basis points. A majority of the securities remained at an unrealized loss position due to the rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment. Because we have the ability and intent to hold these investments until a full recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at March 31, 2007.

U.S. government-sponsored enterprises

The unrealized losses of 12 months or greater duration as of March 31, 2007 on our investment in U.S. agency mortgage-backed securities were also caused by interest rate increases. The contractual cash flows of these investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of our investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold these investments until a full recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at March 31, 2007.

State and municipal obligations

The unrealized losses of 12 months or greater duration as of March 31, 2007 on our investments in tax-exempt state and municipal securities were caused by interest rate increases. We believe that credit quality did not impact security pricing due to the relative high quality of the holdings (i.e., the majority of the securities were either AAA/Aaa rated bonds, insured, partially pre-refunded or partially escrowed to maturity). Because we have the ability and intent to hold these investments until a full recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at March 31, 2007.

Corporate bonds and notes

The unrealized losses of 12 months or greater duration as of March 31, 2007 on the majority of the securities in this category were caused by market interest rate increases. A majority of the securities remained at

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

an unrealized loss position due to these rate increases. Unrealized losses for the remaining securities in this category are attributable to changes in business operations, resulting in widened credit spreads from March 31, 2006 to March 31, 2007. Because we have the ability and intent to hold these investments until a full recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at March 31, 2007.

Asset-backed securities

The unrealized losses of 12 months or greater duration as of March 31, 2007 on the securities in this category were caused by market interest rate increases. A majority of the securities remained at an unrealized loss position due to the rate increases. Because we have the ability and intent to hold these investments until a full recovery of fair value, which may be maturity, we do not consider the investment in these securities to be other-than-temporarily impaired at March 31, 2007.

Private placements

The unrealized losses of 12 months or greater duration as of March 31, 2007 on the majority of the securities in this category were caused by market interest rate increases. A majority of the securities remained at an unrealized loss position due to the rate increases. Because we have the ability and intent to hold these investments until a full recovery of fair value, which may be maturity, we do not consider the investment in these securities to be other-than-temporarily impaired at March 31, 2007.

Foreign governments

The unrealized losses of 12 months or greater duration as of March 31, 2007 on the majority of the securities in this category were caused by market interest rate increases. We believe that credit quality did not impact security pricing due to the relative high quality of the holdings (i.e., the majority of the securities were highly-rated governments and government agencies or corporate issues with minimum ratings of single-A). Because we have the ability and intent to hold these investments until a full recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at March 31, 2007.

For all investment categories, unrealized losses of less than 12 months in duration were generally attributable to interest rate increases. All securities were evaluated in accordance with our impairment recognition policy covering various time and price decline scenarios. Because we have the ability and intent to hold these investments until a full recovery of fair value, which may be maturity, we do not consider the investment in these securities to be other-than-temporarily impaired at March 31, 2007.

The contractual maturity of securities in an unrealized loss position at March 31, 2007 was as follows:

(In millions)	Fair Value	Amortized Cost	Unrealized Loss
2007	$20.4	$20.5	$0.1
2008 – 2011	177.3	178.9	1.6
2012 – 2016	76.4	78.3	1.9
2017 and later	308.8	312.6	3.8
Mortgage-backed and other asset-backed securities	213.3	216.4	3.1

Total	$796.2	$806.7	$10.5

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

4—Segment Reporting

We have three reportable segments: mortgage insurance, financial guaranty and financial services. Our reportable segments are strategic business units that are managed separately because each business segment requires different marketing and sales and risk management expertise. We allocate corporate income and expenses to each of the segments. The mortgage insurance segment provides mortgage credit protection, principally through private mortgage insurance, and risk management services to mortgage lending institutions located throughout the United States and globally. Private mortgage insurance protects lenders from all or part of default-related losses on residential mortgage loans made mostly to homebuyers who make down payments of less than 20% of the home’s purchase price. Private mortgage insurance also facilitates the sale of these mortgages in the secondary market. Our financial guaranty segment provides credit-related insurance coverage through credit default swaps and certain other financial guaranty contracts to meet the needs of customers and counterparties in a wide variety of domestic and international markets. Our insurance businesses within the financial guaranty segment include the assumption of reinsurance from monoline financial guaranty insurers for both public finance bonds and structured finance obligations. The financial services segment includes the credit-based businesses conducted through our affiliates, C-BASS and Sherman. See Note 5 for additional information.

For the quarters ended March 31, 2007 and 2006, our domestic net premiums earned from all of our segments were $238.9 million and $239.2 million, respectively, and our net premiums earned attributable to foreign countries were approximately $10.2 million and $14.5 million, respectively. The decrease in net premiums earned attributable to foreign countries is mainly due to a decline in trade credit reinsurance business, which was placed in run-off in 2005. Long-lived assets located in foreign countries were immaterial for the periods presented.

In the mortgage insurance segment, the highest state concentration of primary risk in force at March 31, 2007, was Florida at 9.0%, compared to 9.5% at March 31, 2006. At March 31, 2007, California accounted for 11.9% of the mortgage insurance segment’s total direct primary insurance in force, compared to 10.7% at March 31, 2006, and 11.2% of the mortgage insurance segment’s total pool risk in force at March 31, 2007, compared to 11.6% at March 31, 2006. California also accounted for 30.0% of the mortgage insurance segment’s direct primary new insurance written in the first quarter of 2007 compared to 16.8% for the first quarter of 2006. The large percentage of direct primary new insurance written in California in the first quarter of 2007, resulted primarily from a large structured transaction written as modified pool, where we are in a second-loss position.

The largest single customer of our mortgage insurance segment (including branches and affiliates of such customer), measured by primary new insurance written, accounted for 44.2% of primary new insurance written in the first quarter of 2007 compared to 7.2% in the first quarter of 2006. The large percentage in 2007 was primarily due to the large structured transaction mentioned above that was written as modified pool in a second-loss position.

The financial guaranty segment derives a substantial portion of its premiums written from a small number of direct primary insurers. In the first quarter of 2007, two primary insurers accounted for approximately $20.2 million or 36.4% of the financial guaranty segment’s gross written premiums. In the first quarter of 2006, two primary insurers accounted for approximately $17.7 million or 31.6% of the financial guaranty segment’s gross written premiums. No other primary insurer accounted for more than 10% of the financial guaranty segment’s gross written premiums during the first quarter of 2007 or 2006. Gross written premiums and net written premiums are not materially different because we do not cede a material amount of business to reinsurers.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Summarized financial information concerning our operating segments, as of and for the periods indicated, is as follows:

	March 31, 2007
(In thousands)	Mortgage Insurance	Financial Guaranty	Financial Services	Total
Net premiums written (1)	$222,289	$55,345	$—	$277,634

Net premiums earned—insurance	$180,243	$34,264	$—	$214,507
Net premiums earned—credit derivatives	15,689	18,939	—	34,628

Net premiums earned—total	195,932	53,203	—	249,135
Net investment income	35,559	25,437	—	60,996
Net gains (losses) on securities	11,123	2,824	(202)	13,745
Change in fair value of derivative instruments	(11,351)	25,140	—	13,789
Other income	2,849	140	829	3,818

Total revenues	234,112	106,744	627	341,483

Provision for losses	112,854	(5,812)	—	107,042
Policy acquisition costs	16,523	11,731	—	28,254
Other operating expenses	39,600	14,235	3,860	57,695
Interest expense	6,854	4,596	1,606	13,056

Total expenses	175,831	24,750	5,466	206,047

Equity in net income of affiliates	—	—	22,772	22,772

Pretax income	58,281	81,994	17,933	158,208
Provision for income taxes	13,579	24,078	7,084	44,741

Net income	$44,702	$57,916	$10,849	$113,467

Total assets	$4,774,210	$2,757,800	$592,898	$8,124,908
Deferred policy acquisition costs	67,835	157,762	—	225,597
Reserve for losses and loss adjustment expenses	676,691	175,771	—	852,462
Unearned premiums	277,135	697,633	—	974,768
Stockholders’ equity	2,322,374	1,457,712	394,690	4,174,776

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

	March 31, 2006
(In thousands)	Mortgage Insurance	Financial Guaranty	Financial Services	Total
Net premiums written (1)	$223,766	$55,839	$—	$279,605

Net premiums earned—insurance	$192,971	$34,263	$—	$227,234
Net premiums earned—credit derivatives	9,735	16,728	—	26,463

Net premiums earned—total	202,706	50,991	—	253,697
Net investment income	31,665	22,518	77	54,260
Net gains on securities	13,577	7,178	2,099	22,854
Change in fair value of derivative instruments	9,121	8,509	—	17,630
Other income	3,634	214	1,363	5,211

Total revenues	260,703	89,410	3,539	353,652

Provision for losses	71,097	7,537	—	78,634
Policy acquisition costs	13,345	14,019	—	27,364
Other operating expenses	44,267	14,756	1,254	60,277
Interest expense	6,701	4,026	1,113	11,840

Total expenses	135,410	40,338	2,367	178,115

Equity in net income of affiliates	—		58,340	58,340

Pretax income	125,293	49,072	59,512	233,877
Provision for income taxes	37,149	12,200	20,830	70,179

Net income	$88,144	$36,872	$38,682	$163,698

Total assets	$4,504,282	$2,456,875	$449,437	$7,410,594
Deferred policy acquisition costs	68,619	140,905	—	209,524
Reserve for losses and loss adjustment expenses	587,114	204,576	—	791,690
Unearned premiums	233,364	641,369	—	874,733
Stockholders’ equity	2,186,177	1,278,432	306,611	3,771,220

(1)	With the exception of trade credit reinsurance products, net premiums written in our financial guaranty reinsurance business are recorded using actual information received from cedants on a one month lag basis. Accordingly, the net premiums written for any given period exclude those from the last month of that period and include those from the last month of the immediately preceding period. The use of information from cedants does not require us to make significant judgments or assumptions because historic collection rates and counterparty strength make collection of all assumed premiums highly likely. There were no material trade credit reinsurance premiums written for the three months ended March 31, 2007. Net premiums written for the three months ended March 31, 2006 included $3.0 million of assumed premiums related to trade credit reinsurance products. Included in these amounts are estimates based on projections provided by ceding companies. Over the life of the reinsured business, these projections are replaced with actual results and, historically, the difference between the projections and actual results has not been material. Accordingly, we do not record any related provision for doubtful accounts with respect to our trade credit reinsurance products.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

A reconciliation of segment net income to consolidated net income is as follows:

	Three Months Ended March 31
Consolidated (In thousands)	2007	2006
Net income:
Mortgage Insurance	$44,702	$88,144
Financial Guaranty	57,916	36,872
Financial Services	10,849	38,682

Total	$113,467	$163,698

5—Investment in Affiliates

We have a 46.0% equity interest in C-BASS and an interest in Sherman, which consists of 40.96% of the Class A Common Units (Class A Common Units represent 94% of the total equity in Sherman) and 50% of the Preferred Units.

On June 24, 2005, we entered into agreements to restructure our ownership interest in Sherman. As part of the restructuring, we and Mortgage Guaranty Insurance Corporation (“MGIC”) each agreed to sell a 6.92% interest in Sherman to a new entity controlled by Sherman’s management team, thereby reducing our ownership interest and MGIC’s ownership interest to 34.58% for each of us. In connection with the restructuring, we and MGIC each paid $1 million for each of us to have the right, in the future, to purchase an additional 6.92% interest in Sherman from that new entity controlled by Sherman’s management team for a price intended to approximate current fair market value. Before the restructuring, Sherman was owned 41.5% by us, 41.5% by MGIC and 17% by an entity controlled by Sherman’s management team.

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

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

On September 22, 2006, we and MGIC each paid $65.3 million to an entity controlled by Sherman’s management team in connection with the exercise of our restructured options. The purchase price consisted of approximately $44.8 million for the Class A Common Units and approximately $20.5 million for the Preferred Units. The acquisition of additional interest in common equity in Sherman resulted in $37.9 million of purchase accounting premium on receivables and approximately $4.0 million in goodwill and other intangibles. The amortization period of the premium on receivables is approximately three years with a higher amount of amortization recognized in the first year and declining over the life of the receivables. Included in the equity in net income of affiliates for the three months ended March 31, 2007 is $3.6 million of premium amortization. The goodwill is evaluated annually for impairment.

The following table shows the components that make up the investment in affiliates balance:

(In thousands)	March 31 2007	December 31 2006
C-BASS	$444,591	$451,395
Sherman	143,698	167,412
Other	34	34

Total	$588,323	$618,841

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

	Three Months Ended March 31
(In thousands)	2007	2006
Investment in Affiliates-Selected Information:
C-BASS
Balance, beginning of period	$451,395	$364,364
Share of net (loss) income for period	(6,804)	30,026
Dividends received	—	7,347

Balance, end of period	$444,591	$387,043

Sherman
Balance, beginning of period	$167,412	$81,753
Share of net income for period	29,576	28,315
Dividends received	51,512	60,515
Other comprehensive income	(1,778)	55

Balance, end of period	$143,698	$49,608

Portfolio Information:
C-BASS
Servicing portfolio	$59,600,000	$53,340,000
Total assets	6,867,894	4,704,015
Total liabilities	5,955,557	3,889,409

Sherman
Total assets	$1,234,046	$1,010,930
Total liabilities	1,001,137	867,471

Summary Income Statement:
C-BASS
Income
Loss on securitization	$(5,494)	$(1,844)
Portfolio sales and changes in fair value	(85,671)	23,922
Servicing and subservicing fees, net	43,126	31,258
Net interest income	78,852	65,040
Other income	8,168	9,937

Total revenues	38,981	128,313

Expenses
Compensation and benefits	32,143	47,064
Total other expenses	21,529	15,786

Total expenses	53,672	62,850

Net (loss) income	$(14,691)	$65,463

Sherman
Income
Revenues from receivable portfolios—net of amortization	$251,955	$237,672
Other revenues	5,516	2,730

Total revenues	257,471	240,402

Expenses
Operating and servicing expenses	140,161	127,368
Interest	13,583	10,036
Other	22,624	21,117

Total expenses	176,368	158,521

Net income	$81,103	$81,881

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

6—Losses and Loss Adjustment Expenses (“LAE”)—Mortgage Insurance

We establish reserves to provide for the estimated losses from claims and the estimated costs of settling claims on defaults (or delinquencies) reported and defaults that have occurred but have not been reported.

Included in the reserve for losses for the quarter ended March 31, 2007, is $56.4 million related to a second-lien structured mortgage transaction. Of this amount, $28.2 million is included as a reinsurance recoverable in other assets on the condensed consolidated balance sheets.

The following table reconciles our mortgage insurance segment’s beginning and ending reserves for losses and LAE for the three months ended March 31, 2007 (in thousands):

Mortgage Insurance
Balance at January 1, 2007	$653,236
Less Reinsurance recoverables	21,763

Balance at January 1, 2007, net	631,473
Add total losses and LAE incurred in respect of default notices received	112,854
Deduct total losses and LAE paid in respect of default notices received	95,824

Balance at March 31, 2007, net	648,503
Add Reinsurance recoverables	28,188

Balance at March 31, 2007	$676,691

Claims paid during 2007 included claims from a structured transaction covering the first 10% of aggregate losses on a pool of subprime second-lien mortgages. As structured, we split losses with our counterparty under this policy on a 50-50 basis. We began experiencing a significant increase in filed claims on this policy during the third quarter of 2006 and have paid approximately $22 million in net claims on this policy as of March 31, 2007. At March 31, 2007, our net exposure remaining under this policy was approximately $57 million or half of the approximately $114 million in gross remaining exposure. Approximately $28 million of this $57 million was contained within our net loss reserve at March 31, 2007. In addition to this policy, we also have a supplemental policy on the same pool of mortgages that covers certain losses in excess of the 10% aggregate stop-loss.

7—Income Taxes

In June 2006, the FASB issued FIN 48. FIN 48 is effective for fiscal years beginning after December 15, 2006, and clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

We adopted FIN 48 in the first quarter of 2007. The cumulative effect of applying the provisions of FIN 48 was an increase of approximately $218 million in the current income taxes payable, a decrease of approximately $197 million in deferred income taxes payable and a $21 million decrease in retained earnings. Prior to the implementation of FIN 48, we maintained reserves for contingent tax liabilities, which totaled approximately $20 million as of December 31, 2006. Accordingly, after the adoption of FIN 48, we have approximately $41 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. Also prior to FIN 48, we maintained a net current tax recoverable based on payments made to the taxing authorities, and such recoverable was classified in other assets on our condensed consolidated balance sheets. As a result of the changes necessary

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

in applying the guidelines of FIN 48, we expect our provision for income taxes to generally exceed actual payments made to the taxing authorities in any given year, which results in a current tax liability position reflected on the condensed consolidated balance sheets. Our policy for the recognition of interest and penalties associated with uncertain tax positions is to record such items as a component of our provision for income taxes. See table below for the cumulative effect of applying the provisions of FIN 48 effective January 1, 2007.

The effect of unrecognized tax benefits on our condensed consolidated balance sheets and results of operations is as follows:

(In thousands)	January 1 2007	Increase (Decrease)	March 31 2007
Unrecognized tax benefits as a component of current income taxes payable	$218,400	$7,638	$226,038

Unrecognized tax benefits that, if recognized, would affect the effective tax rate	$41,118	$2,574	$43,692

Interest and penalties recognized in our condensed consolidated balance sheets	$28,085	$1,896	$29,981

Interest and penalties recognized in our condensed consolidated statements of income	$—	$—	$1,896

Uncertain tax positions for which it is reasonably possible that the unrecognized tax benefits included above will significantly increase or (decrease) over the 12-month period following adoption are as follows:

•	Various state and local income taxes, penalty and interest on taxable income as reported from our investment in certain lower tier partnership interests.

We have taken a position in various jurisdictions that we are not required to remit taxes with regard to the income earned on our investment in certain partnership interests. Although we believe that these tax positions are likely to succeed if adjudicated in a court of last resort, measurement under FIN 48 of the potential amount of liability for state and local taxes and the potential for penalty and interest thereon, is performed on a quarterly basis. Over the next twelve months, additional taxable income is expected from these investments, which would require additional measurements of potential state and local taxes, penalty and interest thereon. The estimated increase to the current income taxes payable for these positions over the 12-month period following adoption is approximately $7.6 million.

The following calendar tax-years listed by major jurisdiction remain subject to examination:

U.S. Federal Corporation Income Tax	2000-2006*
Significant State & Local Jurisdictions:	1999-2006 AZ, CA, FL, GA, NYC, NYS, OH, PA, TX

* Our U. S. corporation income tax returns filed for calendar years 1999 through 2005 are currently being examined by the Internal Revenue Service (“IRS”). The IRS is also attempting to open the 1999 tax year for examination under IRC Section 6501(e). We have agreed to extend the statute of limitations for the assessment of tax to June 30, 2008, with regard to the 1999 calendar year. Our agreement to extend the statute of limitations is contingent upon the IRS’s successful application of the provisions of IRC Section 6501(e). We have also agreed to extend the statute of limitations for the assessment of tax to June 30, 2008 relating to the 2000 through 2002 calendar years. All such statute of limitation extensions, including the 1999 calendar year extension, have limited the scope of the examinations to the recognition of certain tax benefits that were generated through our investment in a portfolio of residual interests in Real Estate Mortgage Investment Conduits (“REMICs”).

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

The IRS examination remains in the discovery phase and no formal notice of proposed adjustment has been received. However, the IRS has indicated that it opposes the recognition of certain tax losses that were generated through our investment in a portfolio of residual interests in REMICs. The IRS has indicated that it may issue a formal notice of proposed adjustment upon its completion of discovery which is anticipated to conclude during the fourth quarter of 2007. We will contest any proposed adjustment relating to the IRS’s opposition of the tax losses in question. Upon receipt of the IRS’s proposed adjustment we may make a “payment on account” with the United States Department of the Treasury in order to avoid the accrual of the above-market-rate interest associated with management’s estimate of the potentially unsettled adjustment. We currently anticipate that funding the payment on account could occur during the fourth quarter of 2007 or the first quarter of 2008, and we estimate the capital requirement for such payment to be approximately $84.0 million. Any ultimate overpayment associated with the payment on account would be recovered through a formal claim for refund process.

8—Long-Term Debt

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

The composition of our long-term debt at March 31, 2007 and December 31, 2006 was as follows:

(In thousands)	March 31 2007	December 31 2006
5.625% Senior Notes due 2013	$248,722	$248,677
7.75% Debentures due 2011	249,508	249,483
5.375% Senior Notes due 2015	249,619	249,610

	$747,849	$747,770

9—Stock-Based Compensation

We have an equity compensation plan, the Radian Group Inc. Equity Compensation Plan (the “Plan”), under which we may provide grants of incentive stock options, non-qualified stock options, restricted stock, stock appreciation rights (referred to as “SARs”), performance shares and phantom stock. To date, all awards granted under the Plan have been in the form of non-qualified stock options, restricted stock and phantom stock. Officers and other employees (of Radian or its affiliates) are eligible to participate in the Plan. Non-employee directors are also eligible to participate in the Plan, but are not permitted to receive grants of incentive stock options. The plan will expire on December 31, 2008.

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

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Stock Options

Unless otherwise specified, each option vests ratably over four years, beginning one year after the date of grant. We generally issue shares from unissued reserved shares for exercises with an exercise price less than the treasury stock repurchase price and from treasury stock when the exercise price is greater than the treasury stock repurchase price. During the first quarter of 2007, there were no stock options granted compared to 1,030,650 shares granted during the first quarter of 2006. During the first quarter of 2007 we recorded $1.5 million of net expense related to stock options outstanding at March 31, 2007, compared to $1.6 million of net expense related to stock options outstanding at March 31, 2006.

Restricted Stock

The Compensation and Human Resources Committee of our board of directors may issue shares of our common stock under a grant of restricted stock under the Plan. The shares underlying a grant are issued in consideration for services rendered having a value, as determined by our board of directors, at least equal to the par value of the common stock. While shares are subject to restrictions, a grantee may not sell, assign, transfer, pledge or otherwise dispose of the shares of our common stock, except to a successor grantee in the event of the grantee’s death. All restrictions imposed under a restricted stock grant lapse after the applicable restriction period or as the Compensation Committee may determine. Restricted shares granted on or after February 5, 2007 generally vest three years from the date of grant, but may vest earlier, if, during the three year period following completion of the merger with MGIC, the employee’s employment is terminated by us without cause or by the employee for good reason (as those terms are defined in the applicable award agreements).

We granted, under the Plan, 317,110 shares of restricted stock during the first quarter of 2007 and 41,300 shares of restricted stock during all of 2006, in the case of each grant, vesting over three to four years.

Under the provisions of SFAS No. 123R, the recognition of deferred compensation as a separate line item on the condensed consolidated balance sheets is no longer required. In 2006, the amount that had been included in “deferred compensation” in the condensed consolidated balance sheets at December 31, 2005 was reclassified to additional paid-in-capital. The amount recorded as net stock-based compensation expense related to restricted stock for the three months ended March 31, 2007 and 2006 was $0.8 million and $0.3 million, respectively.

Phantom Stock

The Compensation Committee may grant phantom stock awards under the Plan, which entitle grantees to receive shares of our common stock on a vesting date (referred to in the Plan as the conversion date) established by the Compensation Committee. All phantom stock will be paid in whole shares of our common stock, with fractional shares paid in cash. The amount recorded as stock-based compensation expense related to phantom stock awards granted for the three months ended March 31, 2007 and 2006 was $1.0 million and $1.4 million, respectively.

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan (the “ESPP”). A total of 400,000 shares of our authorized unissued common stock have been made available under the ESPP. The ESPP allows eligible employees to purchase shares of our stock at a discount of 15% of the beginning-of-period or end-of-period (each period being the first and second six calendar months) fair market value of the stock, whichever is lower. Eligibility under the ESPP is determined based on standard weekly work hours and tenure with us and eligible employees are limited to a maximum contribution of $400 per payroll period toward the purchase of our stock. The effect of the issuance of shares under the ESPP on our net income and earnings per share was immaterial for the three months ended March 31, 2007 and 2006, respectively.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

On May 8, 2007, our board amended the ESPP: (1) to extend the expiration date of the plan from July 15, 2007 to July 15, 2009; and (2) notwithstanding the extension, (a) to suspend the ESPP effective upon the consummation of the purchase of shares of common stock in connection with the expiration of the current offering and purchase periods under the plan on June 30, 2007; and (b) to terminate the plan immediately prior to the effective time of our merger with MGIC. Both the suspension and termination of the plan are required pursuant to our merger agreement with MGIC.

Performance Shares

We have a Performance Share Plan (the “Program”). The Program is intended to motivate our executive officers by focusing their attention on critical financial indicators that measure our success. We are currently using phantom stock grants to fund awards under the Program. The Compensation Committee grants performance share awards to eligible participants with respect to performance periods of overlapping durations. Both the first and second performance periods under the Program are three-year periods that began on January 1, 2005 and January 1, 2006, respectively. At the establishment of each performance period, a target number of performance shares are established for each participant in the Program. The performance shares are denominated in shares of common stock and are settled in common shares. The amount of stock-based compensation expense related to performance shares for the three months March 31, 2007 and 2006 was $1.2 million and $0.7 million, respectively

10—Recent Accounting Pronouncements

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

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). SFAS No. 158 requires us to recognize the funded status of a benefit plan—measured as the difference between plan assets at fair value (with limited exceptions) and the benefit obligation—in our condensed consolidated balance sheets. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation. SFAS No. 158 also requires us to recognize as a component of accumulated other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. Amounts recognized in accumulated other comprehensive income, including the gains or losses, prior service costs or credits, and the transition asset or obligation remaining, are adjusted as they are subsequently recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of those statements. In addition, SFAS No. 158 requires us to measure defined benefit plan assets and obligations as

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

of the date of our fiscal year-end statement of financial position (with limited exceptions), and to disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. Employers with publicly traded equity securities were required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. We adopted this statement effective December 31, 2006. The implementation of SFAS No. 158 had an immaterial affect on our condensed consolidated financial statements. See Note 12.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure financial instruments and certain other items at fair value. Items eligible for fair value measurement option established by this statement are (i) recognized financial assets and financial liabilities (with some exceptions), (ii) firm commitments that would otherwise not be recognized at inception and that involve only financial instruments, (iii) nonfinancial insurance contracts and warranties that the insurer can settle by paying a third party to provide those goods or services and (iv) host financial instruments resulting from separation of an embedded nonfinancial derivative instrument from a nonfinancial hybrid instrument. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Management currently is considering the impact, if any, that may result from the adoption of SFAS No. 159.

In September 2005, Statement of Position (“SOP”) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts” (“SOP 05-1”), was issued. This SOP provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The adoption of SOP 05-1 did not have a material impact on our condensed consolidated financial statements.

The Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-4, “The Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). EITF 06-4 addresses whether the postretirement benefit associated with an endorsement split-dollar life insurance arrangement is effectively settled in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” and Accounting Principles Board (“APB”) Opinion No. 12 “Omnibus Opinion—1967” upon entering into such an arrangement. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. Management is considering the impact, if any, that may result from the adoption of EITF 06-4.

The EITF reached a consensus on EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance—Determining the Amount that Could be Realized in Accordance with FASB Technical Bulletin No. 85-4” (“EITF 06-5”). EITF 06-5 addresses (i) whether a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract in accordance with Technical Bulletin 85-4, (ii) whether a policyholder should consider the contractual ability to surrender all of the individual-life policies (or certificates in a group policy) at the same time in determining the amount that could be realized under the insurance contract in accordance with Technical Bulletin 85-4 and (iii) whether the cash surrender value component of the amount that could be realized under the insurance contract in accordance with Technical Bulletin 85-4 “Accounting for Purchases of Life Insurance” should be discounted in accordance with APB Opinion No. 21 “Interest on

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Receivables and Payables”, when contractual limitations on the ability to surrender a policy exist. EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The impact of adopting EITF 06-5 effective January 1, 2007, was not material to our condensed consolidated financial statements.

In May 2007, the FASB issued FSP No. FIN 48-1 “Definition of Settlement in FASB Interpretation No. 48”, (“FSP FIN 48-1”) which clarifies when a tax position is considered settled under FIN No. 48. FSP FIN 48-1 is applicable at the adoption of FIN No. 48, which was January 1, 2007 for us, and did not have an impact on our tax position at March 31, 2007.

11—Other Information

Since September 2002, our board of directors has authorized five separate repurchase programs, including the current program, for the repurchase, in the aggregate, of up to 21.5 million shares of our common stock on the open market. At March 31, 2007, we had repurchased approximately 20.1 million shares under these programs for a total cost of approximately $990.5 million.

On November 9, 2006, our board of directors authorized the purchase of an additional 2.0 million shares as part of an expansion of the existing 4.0 million share repurchase program. At March 31, 2007, we had repurchased an additional 71 thousand of the 2.0 million additional shares at a cost of approximately $4.0 million. Subsequent to March 31, 2007, we repurchased approximately 288,000 additional shares at a cost of approximately $16.5 million. The board did not set an expiration date for this program. All share repurchases made to date were funded from available working capital, and were made from time to time depending on market conditions, share price and other factors.

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

In January 2007, one of our insurance subsidiaries received a $51.5 million dividend from Sherman. Our insurance subsidiaries may be limited in the amount that they may pay in dividends to us during the next 12 months without first obtaining insurance department approval.

On February 6, 2007, we and MGIC entered into an Agreement and Plan of Merger pursuant to which we agreed, subject to the terms and conditions of the merger agreement, to merge with and into MGIC, with the combined company to be re-named MGIC Radian Financial Group Inc.

Upon completion of the merger, certain of our financial guaranty reinsurance customers will have the right to recapture financial guaranty reinsurance business previously assumed by us. Based on the balances at

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

March 31, 2007, these customers will be able to recapture an aggregate of up to $10.2 billion par in force and up to approximately $88.0 million of unearned premium reserves (on a statutory accounting basis). If all this reinsurance business were recaptured, we estimate that we would have to disburse $63.4 million in cash to settle the recaptures. The merger is expected to close in the third or fourth quarter of 2007.

On February 16, 2007, C-BASS entered into an agreement, which was subsequently amended on March 13, 2007, to acquire Fieldstone Investment Corporation (“Fieldstone”), a mortgage banking company that originates, sells, and invests primarily in non-conforming single-family residential mortgage loans with a portfolio of over $5.7 billion at December 31, 2006. The transaction, which is expected to occur in the second quarter of 2007, is subject to regulatory and other approvals, supports C-BASS’s strategy of aligning with companies that have significant investments in mortgage securities, where C-BASS’s wholly-owned subsidiary, Litton Loan Servicing, as servicer, can enhance the underlying value of these securities. In addition, if approved, the transaction will provide C-BASS with a platform for loan originations.

12—Benefit Plans

We maintain a noncontributory defined benefit pension plan (the “Pension Plan”) covering substantially all of our full-time employees. Effective December 31, 2006, we (1) froze all benefits accruing under the Pension Plan and (2) suspended all forms of participation under the Pension Plan. Prior to the suspension, all salaried and hourly employees of Radian and its participating subsidiaries were eligible to participate in the Pension Plan upon attaining 20 1/2 years of age and one year of eligible service. We recorded a curtailment loss of approximately $370,000 in the fourth quarter of 2006 as a result of the freezing of the Pension Plan.

The Pension Plan suspension was aimed at preparing for the future termination of the Pension Plan, and reflects a broader reliance on the Radian Group Inc. Savings Incentive Plan (the “Savings Plan”) as the primary retirement vehicle for our employees. On February 5, 2007, Radian’s board of directors approved the termination of the Pension Plan, effective June 1, 2007. We expect to record an immaterial settlement loss upon termination of the Pension Plan, which remains subject to regulatory approval.

In the first quarter of 2007, we amended the Pension Plan to (1) accelerate the vesting in accrued benefits under the Pension Plan for all participants in the plan who are employees of Radian or its affiliates at any time between December 31, 2006 and the termination date of June 1, 2007; and (2) enhance the distribution options under the Pension Plan to offer an immediate annuity option and an immediate lump sum option in connection with the June 1, 2007 termination date.

We terminated the Radian Group Inc. Supplemental Executive Retirement Plan (the “SERP”) effective December 31, 2006, and adopted a new nonqualified restoration plan (the “Benefit Restoration Plan” or “BRP”), effective January 1, 2007. The BRP is intended to provide additional retirement benefits to Radian employees that are eligible to participate in the Savings Plan and whose benefits under the Savings Plan are limited by applicable IRS limits on eligible compensation.

In addition, we discontinued the split-dollar life insurance policies used to finance the SERP. Each participant in the SERP received an initial balance in the BRP equal to the present value of the participant’s SERP benefit as of January 1, 2007.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

The assumed discount rate is based on assumptions intended to estimate the actual termination liability of the plan. The discount rate is a composite rate used to approximate the actual termination liability comprised of lump sum payments and an annuity purchase.

The components of the Pension Plan/SERP benefit and net periodic postretirement benefit costs are as follows (in thousands):

	Pension Plan/ SERP Three Months Ended March 31
	2007	2006
Service cost	$—	$1,321
Interest cost	390	542
Expected return on plan assets	(349)	(377)
Amortization of prior service cost	—	63
Recognized net actuarial loss	—	94

Net periodic benefit cost	$41	$1,643

13—Selected Financial Information of Registrant—Radian Group Inc.

The following is selected financial information for the parent company:

(In thousands)	March 31 2007	December 31 2006
Investment in subsidiaries, at equity in net assets	$4,798,199	$4,774,918
Total assets	4,975,702	4,865,381
Long-term debt	747,849	747,770
Total liabilities	800,926	797,824
Total stockholders’ equity	4,174,776	4,067,557
Total liabilities and stockholders’ equity	4,975,702	4,865,381

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

14—Commitments, Contingencies and Off-Balance-Sheet Arrangements

As previously disclosed in the joint proxy statement/prospectus for our 2007 annual meeting of stockholders, on February 8, 2007, a purported stockholder class action lawsuit related to our pending merger with MGIC (the “Action”) was filed in the Court of Common Pleas, Philadelphia County, Civil Trial Division in the State of Pennsylvania (the “Court of Common Pleas”) by Catherine Rubery against Radian and its directors. The lawsuit alleges, among other things, that the merger consideration to be received by Radian stockholders was inadequate and that the individual defendants, among other things, breached their duties of care, loyalty, good faith and independence to the stockholders in connection with the merger. The complaint seeks class action status as well as injunctive, declaratory and other equitable relief.

On March 19, 2007, defendants removed the Action to the United States District Court for the Eastern District of Pennsylvania (the “Eastern District”), and on March 26, 2007, defendants moved to dismiss the Action, or, in the alternative, for a briefing schedule in connection with any potential motion by the plaintiff to remand the Action to the Court of Common Pleas. On April 18, 2007, plaintiff moved to remand the Action to the Court of Common Pleas, which motion defendants opposed. The motion is presently pending in the Eastern District, and a briefing schedule for the motion has been established. We believe this lawsuit is without merit and intend to continue to vigorously defend the Action.

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

We guarantee the payment of up to $25.0 million of a revolving credit facility issued to Sherman which expires in December 2007. Our guaranty facilitates the issuance and renewal of the facility, which Sherman may use for general corporate purposes. There were no amounts outstanding under this facility at March 31, 2007.

As part of the non-investment-grade allocation component of our investment program, we have committed to invest $55 million in alternative investments that are primarily private equity structures. At March 31, 2007, we had unfunded commitments of $29.9 million. These commitments have capital calls over a period of at least six years, and certain fixed expiration dates or other termination clauses.

Our mortgage insurance business utilizes its underwriting skills to provide an outsourced underwriting service to its customers. We give recourse to our customers on loans we underwrite for compliance. Typically, we agree that if we make a material error in underwriting a loan, we will remedy, indemnify, make whole, repurchase, or place additional mortgage insurance coverage on the loan. Providing these remedies means we assume some credit risk and interest-rate risk if an error is found during the limited remedy period in the agreements governing these services. We paid losses for sales and remedies from reserves in the first quarter of 2007 of approximately $1.0 million, and our reserve for such expenses at March 31, 2007 was $3.4 million. We closely monitor this risk and negotiate our underwriting fee structure and recourse agreements on a client-by-client basis.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis should be read in conjunction with our condensed consolidated financial statements and the notes thereto included in this report and our audited financial statements, notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K for the fiscal year ended December 31, 2006 for a more complete understanding of our financial position and results of operations.

Business Summary

Our principal business segments are mortgage insurance, financial guaranty and financial services. The following table shows the percentage contributions to net income and equity allocated to each business segment as of and for the three months ended March 31, 2007:

	Net Income	Equity
Mortgage Insurance	39.4%	55.6%
Financial Guaranty	51.0%	34.9%
Financial Services	9.6%	9.5%

Mortgage Insurance

Our mortgage insurance segment provides credit-related insurance coverage, principally through private mortgage insurance, and risk management services to mortgage lending institutions located throughout the United States and select countries outside the United States. We provide these products and services primarily through our wholly-owned subsidiaries, Radian Guaranty Inc., Amerin Guaranty Corporation, Radian Insurance Inc. and our mortgage insurance subsidiaries located outside the United States, Radian Europe Limited and Radian Australia Limited (which we refer to as “Radian Guaranty,” “Amerin Guaranty,” “Radian Insurance,” “Radian Europe” and “Radian Australia,” respectively). Private mortgage insurance protects mortgage lenders from all or a portion of default-related losses on residential mortgage loans made mostly to home buyers who make down payments of less than 20% of the home’s purchase price. Private mortgage insurance also facilitates the sale of these mortgage loans in the secondary mortgage market, most of which are sold to Federal Home Loan Mortgage Corp. (“Freddie Mac”) and Federal National Mortgage Association (“Fannie Mae”). We sometimes refer to Freddie Mac and Fannie Mae collectively as “Government Sponsored Enterprises” or “GSEs”.

Our mortgage insurance segment, through Radian Guaranty, offers primary and pool mortgage insurance coverage on residential first-lien mortgages. At March 31, 2007, primary insurance on domestic first-lien mortgages made up approximately 89% of our total domestic first-lien mortgage insurance risk in force, and pool insurance on domestic first-lien mortgages made up approximately 11% of our total domestic first-lien mortgage insurance risk in force. We use Radian Insurance to provide credit enhancement for mortgage-related capital market transactions and to write credit insurance on mortgage-related assets that monoline mortgage guaranty insurers are not permitted to insure, including net interest margin securities (“NIMs”), international insurance and reinsurance transactions, second-lien mortgages, home equity loans and credit default swaps (collectively, we refer to the risk associated with these transactions as “other risk in force”). We also insure second-lien mortgages through Amerin Guaranty. We expect to use Radian Europe and, when licensed, Radian Australia, to offer a variety of mortgage credit risk solutions, including traditional mortgage insurance, financial guaranty and other structured transactions involving residential mortgage assets, to clients outside the United States. We currently have several reinsurance arrangements in place in Australia, and the license we are seeking for Radian Australia will authorize it to fully transact both mortgage insurance and financial guaranty business in Australia.

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

•

financial solutions products (which we group as part of our structured finance business), including guaranties of securities exchanges, excess-Securities Investor Protection Corporation insurance for brokerage firms and excess-Federal Deposit Insurance Corporation insurance for banks; and

•

reinsurance of domestic and international public finance obligations, including those issued by sovereign and sub-sovereign entities, as well as reinsurance of structured finance, financial solutions and trade credit reinsurance obligations (currently in run-off).

We provide these products and services mainly through Radian Asset Assurance Inc., our principal financial guaranty subsidiary (“Radian Asset Assurance”) and through Radian Asset Assurance Limited (“RAAL”), an insurance subsidiary of Radian Asset Assurance authorized to conduct financial guaranty business in the United Kingdom. Through RAAL, we have additional opportunities to write financial guaranty insurance in the United Kingdom and, subject to compliance with the European passporting rules, other European Union jurisdictions. In particular, we expect that RAAL will continue to build its structured products business in the United Kingdom and throughout the European Union. RAAL accounted for $3.6 million of direct premiums written in the first quarter of 2007 (or 11.6% of financial guaranty’s direct premiums written in the first quarter of 2007), which is a $1.6 million increase from the $2.0 million of direct premiums written in the first quarter of 2006 (or 6.4% of financial guaranty’s direct premiums written in the first quarter of 2006).

In October 2005, we announced that we would be exiting the trade credit reinsurance line of business. Accordingly, this line of business has been placed into run-off and we have ceased initiating new trade credit reinsurance contracts. For the first quarter of 2007, there were no material trade credit reinsurance premiums written, compared to $3.0 million or 5.3% of financial guaranty’s net premiums written in the first quarter of 2006.

On May 3, 2007, Fitch reported the results, as of September 30, 2006, of its “Matrix” capital model for the financial guaranty industry. Fitch launched the model in January 2007 and applied it retroactively to all business written. Prior to the release of the “Matrix” capital model, we wrote business in accordance with the relevant Fitch capital adequacy measures in effect at the time such business was written. Along with a general decline in the excess capital position for a majority of financial guarantors from March 31, 2006 to September 30, 2006, Fitch noted that Radian Asset Assurance maintained capital well below Fitch’s threshold level for an AA-rated financial guarantor. Fitch attributed this shortfall mainly to the growth in Radian Asset Assurance’s portfolio of mezzanine-layered, pooled CDOs and collateralized debt securities written at very high attachment points, well above the minimum AAA levels. We have provided Fitch with a comprehensive capital enhancement plan to address this shortfall. Fitch has reviewed our plan and indicated that it believes the plan should allow Radian to achieve the minimum thresholds for an AA-rated financial guarantor. Fitch has not taken any rating action, nor do we anticipate any rating action on Radian Asset Assurance related to the results of the model, as Fitch has indicated that it would provide all companies with a reasonable period to cure or improve their results under the revised model before any action would be contemplated.

Financial Services

The financial services segment includes the credit-based businesses conducted through our affiliates, Credit-Based Asset Servicing and Securitization LLC (“C-BASS”) and Sherman Financial Services Group LLC (“Sherman”). We own a 46% interest in C-BASS and an interest in Sherman, which consists of 40.96% of the Class A Common Units of Sherman (Class A Common Units represent 94% of the total equity in Sherman) and 50% of the Preferred Units of Sherman. Our preferred equity interest in Sherman entitles us to (1) three percent of the first $200 million of Sherman’s annual pre-tax earnings, which amount is allocated to the Preferred Units on a cumulative basis before any amounts are allocated to the Class B Common Units (owned entirely by entities controlled by Sherman’s management), and 1.5% of Sherman’s annual pre-tax earnings above $200 million; and (2) a preference in the proceeds received upon a liquidation or sale of Sherman equal to the tax basis in the preferred equity.

C-BASS is a mortgage investment and servicing firm specializing in non-prime, residential mortgage assets and residential mortgage-backed securities. By using sophisticated analytics, C-BASS essentially seeks to take advantage of what it believes to be the mispricing of credit risk for certain of these assets in the marketplace. On February 16, 2007, C-BASS entered into an agreement, which was subsequently amended on March 13, 2007, to acquire Fieldstone Investment Corporation (“Fieldstone”), a mortgage banking company that originates, sells, and invests primarily in non-conforming single-family residential mortgage loans with a portfolio of over $5.7 billion at December 31, 2006. The transaction, which is expected to occur in the second quarter of 2007, subject to regulatory and other approvals, supports C-BASS’s strategy of aligning with companies that have significant investments in mortgage securities, where C-BASS’s wholly-owned subsidiary, Litton Loan Servicing, as servicer, can enhance the underlying value of these securities. In addition, if approved, the transaction will provide C-BASS with a platform for loan originations.

Sherman is a consumer asset and servicing firm specializing in charged-off and bankruptcy plan consumer assets that it generally purchases at deep discounts from national financial institutions and major retail corporations and subsequently collects upon these receivables. In addition, Sherman originates non-prime credit card receivables through its subsidiary CreditOne, which was acquired by Sherman in March 2005, and has a variety of other similar ventures related to consumer assets.

Proposed Merger with MGIC Investment Corporation (“MGIC”)

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

Radian and MGIC each filed a notice on March 6, 2007 with the U.S. Federal Trade Commission and the U.S. Department of Justice in satisfaction of the filing requirements under the Hart-Scott-Rodino Act. A merger reportable under the applicable requirements of the Hart-Scott-Rodino Act may not be completed for 30 days after submission of that notice, which period may be extended by an agency request for additional information or terminated at any time with the approval of both agencies. The 30-day waiting period for the proposed merger was not extended and expired on April 5, 2007.

The merger agreement between Radian and MGIC was adopted by Radian’s stockholders on May 9, 2007 and MGIC’s stockholders on May 10, 2007. We currently anticipate completing the merger late in the third quarter or early in the fourth quarter of 2007; however, we cannot be certain when, or if, the merger will occur.

Completion of the merger remains subject to various conditions, including (1) receipt of additional regulatory approvals, (2) the absence of any law or order prohibiting the closing, and (3) listing of the MGIC common stock to be issued in the merger on the New York Stock Exchange.

The merger agreement contains certain termination rights for both us and MGIC. Under certain circumstances, including those relating to competing business combination proposals, termination of the merger agreement may result in a party paying a termination fee of $185 million.

Upon completion of the merger, certain of our financial guaranty reinsurance customers will have the right to recapture financial guaranty reinsurance business previously assumed by us. Based on the balances at March 31, 2007, these customers will be able to recapture an aggregate of up to $10.2 billion par in force and up to approximately $88.0 million of unearned premium reserves (on a statutory accounting basis). If all this reinsurance business were recaptured, we estimate that we would have to disburse $63.4 million in cash to settle the recaptures. We cannot provide any assurances as to whether the merger will be consummated, and if so, whether any of these customers will recapture all or any portion of this business or the exact impact of the actual recapture, if any.

For additional information regarding the merger, you should read our Current Reports on Form 8-K filed with the SEC on February 6, 2007 (as amended March 16, 2007) and February 12, 2007 as well as the joint proxy statement/prospectus for our 2007 annual meeting.

Overview of Business Results

As a holder of credit risk, our results are subject to macroeconomic conditions and specific events that impact the production environment and credit performance of our underlying insured assets. We experienced mixed results during the first quarter of 2007. Positively, we had strong production in both mortgage insurance and financial guaranty insurance. However, mortgage insurance losses incurred were higher than expected and our financial services segment results were negatively impacted by the subprime mortgage market disruption which significantly affected C-BASS’ financial performance in the quarter.

Our primary insured book was not significantly affected by the disruptions in the subprime mortgage market that occurred during the first quarter. Definitions of subprime vary among industry participants; we identify subprime as both A minus loans with FICO scores between 575 and 620 and B/C loans with FICO scores below 575. At March 31, 2007, subprime loans represented approximately 9.4% of our total primary insurance in force. Positively, disruptions in the mortgage market have led to a tightening of mortgage underwriting standards and an increased demand for the traditional mortgage insurance product. We expect this trend to continue for the balance of 2007. Alternative products, such as 80-10-10 mortgages, which were a common alternative to mortgage insurance in 2005 and 2006, have begun to decline, due, in part, to higher interest rates and bank portfolios that are concentrated with home equity loans.

The persistency rate, which is defined as the percentage of insurance in force that remains on our books after any 12-month period, was 69.5% for the twelve months ended March 31, 2007, compared to 58.6% for the twelve months ended March 31, 2006. Persistency during the twelve months ended March 31, 2007 increased due to a decline in refinancing activity from the high levels in 2005 and early 2006, mainly due to the stabilization of mortgage interest rates. The persistency rate for structured products during the twelve months ended March 31, 2007 was 64.1% compared to 71.7% for our flow business. For the remainder of 2007, we anticipate continued gradual improvement in persistency rates.

There is a strong demand from lenders for structured transactions and non-traditional products, although the volume we write typically fluctuates between periods and is driven by market factors such as credit spreads and competition from capital market transactions. The amount of structured business written in the first quarter of 2007 increased primarily due to a single transaction written as modified pool insurance, in which we are in a second-loss position. Revenues were down from the prior year due mainly to lower premium rates on much of the recently written structured business and by the run-off of the higher premium, first-loss mortgage insurance on non-prime loans written in 2003 through 2005.

During the first quarter of 2007, we continued to write the majority of our structured primary mortgage insurance business in a second-loss risk position. There is a lower average premium rate associated with this business, reflecting the more remote risk resulting from the existence of deductibles in front of our risk position. As a result, premium growth will not equal the growth in new insurance written from these lower premium products. Positively, the capital allocation requirements resulting from these transactions are lower, commensurate with the more remote risk, and we believe these products are less directly vulnerable to a housing decline than higher premium, first-loss products. In addition, in the current environment, if losses on such products develop as expected, our loss position will generally not be reached.

In the first quarter of 2007, we experienced a continuation of loss reserve increases due primarily to the size of those loans in delinquency, a trend towards older delinquencies which require a greater reserve and continued losses incurred within a single second-lien structured transaction. See “Results of Operations—Mortgage Insurance—Quarter Ended March 31, 2007 Compared to Quarter Ended March 31, 2006—Provision for Losses”. Given the current trends of aging delinquencies and the increased size of loans in delinquency, our current expectation, which is subject to change as a result of risks and uncertainties, is for 2007 total mortgage insurance claims paid to be approximately $380 million to $410 million and for 2008 total mortgage insurance claims paid to be approximately $350 million to $400 million.

We remain cautious about the outlook for the housing market, especially in certain parts of the country including the Midwest and the East and West Coasts. In addition, as has been the case for the last several years, much of our business has not yet reached its peak claim period. The mortgage insurance mix of business has continued to include a higher percentage of non-prime business such as Alternative A (“Alt-A”) and A minus mortgages and new unproven products such as interest-only loans and pay option Adjustable-Rate Mortgages (“ARMs”). We expect to continue to write similar amounts of insurance on new and emerging products with which we have less experience both domestically and internationally, which adds to the uncertainty of future credit performance. Premiums received for these products are generally higher than more traditional products to compensate for the additional risk and often have structuring features such as deductibles that benefit our risk position.

We protect against losses in excess of our expectations on some of the risk associated with non-prime and unproven products by reinsuring it through Smart Home transactions. In 2004, we developed “Smart Home” as a way to effectively transfer risk from our portfolio to investors in the capital markets. Ceded premiums written for the three months ended March 31, 2007 and 2006 include $3.2 million and $2.2 million, respectively, related to the Smart Home transactions. As of March 31, 2007, there have been no ceded losses as a result of the Smart Home transactions.

Since August 2004, we have completed four Smart Home arrangements. Details of these transactions (aggregated) as of the initial closing of each transaction and as of March 31, 2007 are as follows:

	Initial	As of March 31, 2007
Pool of mortgages (par value)	$14.72 billion	$9.06 billion
Risk in force (par value)	$3.90 billion	$2.31 billion
Notes sold to investors/risk ceded (principal amount)	$718.6 million	$636.7 million

Smart Home protects us against catastrophic loss as we continue to take on higher risk, concentrated positions and unproven products. As a result, we consider Smart Home arrangements to be important to our ability to effectively manage our risk profile, especially in the non-prime market. At March 31, 2007 and December 31, 2006, approximately 9% and 10%, respectively, of our primary risk in force was included in Smart

Home arrangements. In these transactions, we reinsure the middle layer risk positions, while retaining a significant portion of the total risk comprising the first-loss and most remote risk positions.

In the financial guaranty segment, business production was strong during the quarter led by our ability to write credit protection on super senior tranches of synthetic corporate CDOs. Credit performance was very good during the quarter and we were able to reverse some non-specific loss reserves due to favorable loss development and trade credit loss reserves for which we no longer have an exposure, which produced a negative loss provision for the financial guaranty segment. We also continued to write more of our structured business in a super senior, more remote risk position, albeit at lower premium rates. We expect that the loss and expense activity in our financial guaranty business for the balance of the year will be in the range that we experienced in the second half of 2006.

For the quarter ended March 31, 2007, the financial services segment had mixed results. Sherman continued its consistent strong earnings; however, C-BASS incurred a loss of approximately $15 million as credit losses and credit spread widening in the subprime mortgage market impacted their results. Absent any unexpected events, Sherman’s results for the balance of 2007 are expected to remain fairly consistent with its first quarter results, while C-BASS is expected to return to profitability over the balance of the year, assuming the subprime mortgage stabilizes at current levels.

Results of Operations—Consolidated

Quarter Ended March 31, 2007 Compared to Quarter Ended March 31, 2006

The following table summarizes our consolidated results of operations for the quarters ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended March 31		% Change
	2007	2006	2007 vs. 2006
Net income	$113,467	$163,698	(30.7)%
Net premiums written	277,634	279,605	n/m
Net premiums earned—insurance	214,507	227,234	(5.6)
Net premiums earned—credit derivatives	34,628	26,463	30.9
Net premiums earned—total	249,135	253,697	(1.8)
Net investment income	60,996	54,260	12.4
Net gains on securities	13,745	22,854	(39.9)
Change in fair value of derivative instruments	13,789	17,630	(21.8)
Other income	3,818	5,211	(26.7)
Provision for losses	107,042	78,634	36.1
Policy acquisition costs	28,254	27,364	3.3
Other operating expenses	57,695	60,277	(4.3)
Interest expense	13,056	11,840	10.3
Equity in net income of affiliates	22,772	58,340	(61.0)
Provision for income taxes	44,741	70,179	(36.2)

n/m = not meaningful

Net Income.    Net income for the first quarter of 2007 was $113.5 million or $1.42 per share (diluted), compared to $163.7 million or $1.96 per share (diluted) for the first quarter of 2006. The decrease in net income for the quarter ended March 31, 2007 was mainly due to a significant decrease in equity in net income of affiliates and an increase in the provision for losses, partially offset by a decrease in other operating expenses, an increase in investment income and a lower provision for income taxes coinciding with a lower level of pre-tax income.

Net Premiums Written and Earned.    Consolidated net premiums written for the first quarter of 2007 were $277.6 million, a slight decrease from $279.6 million written in the first quarter of 2006. Consolidated net premiums earned for the first quarter of 2007 were $249.1 million, a $4.6 million or 1.8% decrease from $253.7 million earned in the first quarter of 2006. Earned premiums decreased as a result of our limiting the amount of structured and second-lien mortgage insurance transactions written in 2006, both of which have higher premiums, and a lower level of financial guaranty trade credit reinsurance business as this business runs off. Partially offsetting this was an increase in earned premiums on NIMs in our mortgage insurance segment and an increase in premiums earned on public finance transactions in our financial guaranty segment.

Net Investment Income.    Net investment income of $61.0 million for the first quarter of 2007 was up $6.7 million or 12.4% from $54.3 million in the first quarter of 2006. This increase was mainly due to an increase in investable assets and a higher yield on bonds in our investment portfolio.

Net Gains on Securities.    Net gains on securities in the first quarter of 2007 were $13.7 million, down $9.2 million or 39.9% from $22.9 million for the first quarter of 2006. Included in the first quarter of 2006 was a $21.4 million pre-tax gain as a result of the sale of our remaining interest in Primus Guaranty, Ltd. (“Primus”). The first quarter of 2007 included $3.6 million of losses related to changes in the fair value of convertible securities.

Change in Fair Value of Derivative Instruments.    For the quarter ended March 31, 2007, the change in fair value of derivative instruments was a net gain of $13.8 million, compared to a net gain of $17.6 million for the quarter ended March 31, 2006. Included in the first quarter of 2006 is a $17.2 million charge related to a financial guaranty contract that was terminated in March 2006. The increase in the change in fair value of derivative instruments in the first quarter of 2007 was mainly a result of significant tightening of corporate credit spreads related to CDOs in our financial guaranty business and the implementation of Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), an amendment of SFAS Nos. 133 and 140, which allows us to discontinue the bifurcation of the equity derivative component of our convertible securities and recognize the total change in fair value of our convertible securities as net gains on securities, partially offset by the widening of credit spreads related to asset-backed securities in the mortgage insurance segment.

Other Income.    Other income decreased to $3.8 million for the first quarter of 2007 from $5.2 million for the first quarter of 2006, mainly due to a decrease in mortgage insurance contract underwriting income.

Provision for Losses.    The provision for losses for the first quarter of 2007 was $107.0 million, an increase of $28.4 million or 36.1% from $78.6 million reported for the first quarter of 2006. Our mortgage insurance segment experienced an increase in claim rates and claims paid in the first quarter of 2007 compared to the same period a year ago, as well as an increase in delinquent loan sizes and a general aging of delinquencies and pending claims, which require a higher reserve. See “Results of Operations—Mortgage Insurance—Quarter Ended March 31, 2007 Compared to Quarter Ended March 31, 2006—Provision for Losses” below. The provision for losses for our financial guaranty segment decreased in the first quarter of 2007 compared to the first quarter of 2006. This decrease was mainly attributable to favorable loss development on the trade credit reinsurance business and structured finance business.

Policy Acquisition Costs.    Policy acquisition costs were $28.3 million for the first quarter of 2007, an increase of $0.9 million or 3.3% from the $27.4 million reported for the first quarter of 2006. In the fourth quarter of 2006, we updated our product mix assumptions and corresponding amortization periods based upon the latest available information. The changes resulted in a shorter amortization period for deferred costs related to our second-lien business and structured transactions compared to the amortization period for our first-lien business, due to the difference in credit quality of the underlying loans.

Other Operating Expenses.    Other operating expenses were $57.7 million in the first quarter of 2007 compared to $60.3 million in the first quarter of 2006. We incurred $3.3 million in merger related expenses in the first quarter of 2007. The decrease was mainly due to a decrease in depreciation expense on office equipment and higher deferred acquisition costs as a percentage of total expenses.

Interest Expense.    Interest expense for the first quarter of 2007 was $13.1 million, an increase of $1.2 million or 10.3% from $11.8 million in the first quarter of 2006. The increase was mainly due to a negative impact from interest rate swaps that we entered into in 2004. The interest rate swaps effectively convert the interest rate on our 5.625% Senior Notes due 2013 to a variable rate based on a spread over the London Interbank Offered Rate (“LIBOR”).

Equity in Net Income of Affiliates.    Equity in net income of affiliates decreased to $22.8 million in the first quarter of 2007, down $35.5 million or 61.0% from $58.3 million in the first quarter of 2006. The decrease was driven by a loss at C-BASS. Included in equity in net income of affiliates in the first quarter of 2007 is a $6.8 million loss related to C-BASS compared to $30.0 million in earnings in the first quarter of 2006, while Sherman contributed $29.6 million of equity in net income of affiliates in the first quarter of 2007 compared to $28.3 million the first quarter of 2006. For more information, see “Results of Operations—Financial Services” below.

Provision for Income Taxes.    The consolidated effective tax rate was 28.3% for the first quarter of 2007, compared to 30.0% for the first quarter of 2006. The lower tax rate for the first quarter of 2007 reflects an increase in the ratio of income generated from tax-advantaged securities compared to income generated from operations. Partially offsetting this increase is a $2.6 million increase in the provision for incomes taxes related to the implementation of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes” in the first quarter of 2007. See “Critical Accounting Policies—Recent Accounting Pronouncements”—below.

Results of Operations—Mortgage Insurance

Quarter Ended March 31, 2007 Compared to Quarter Ended March 31, 2006

The following table summarizes our mortgage insurance segment’s results of operations for the quarters ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended March 31		% Change
	2007	2006	2007 vs. 2006
Net income	$44,702	$88,144	(49.3)%
Net premiums written	222,289	223,766	n/m
Net premiums earned—insurance	180,243	192,971	(6.6)
Net premiums earned—credit derivative	15,689	9,735	61.2
Net premiums earned—total	195,932	202,706	(3.3)
Net investment income	35,559	31,665	12.3
Net gains on securities	11,123	13,577	(18.1)
Change in fair value of derivative instruments	(11,351)	9,121	n/m
Other income	2,849	3,634	(21.6)
Provision for losses	112,854	71,097	58.7
Policy acquisition costs	16,523	13,345	23.8
Other operating expenses	39,600	44,267	(10.5)
Interest expense	6,854	6,701	2.3
Provision for income taxes	13,579	37,149	(63.5)

n/m = not meaningful

Net Income.    Our mortgage insurance segment’s net income for the first quarter of 2007 was $44.7 million, compared to $88.1 million for the first quarter of 2006. This decrease was mainly due to a significant increase in the provision for losses, a decrease in premiums earned and in the change in fair value of derivative instruments, partially offset by lower other operating expenses and a decrease in the provision for income taxes coinciding with the decrease in pre-tax income.

Net Premiums Written and Earned.    Net premiums written were $222.3 million for the first quarter of 2007, a $1.5 million or 0.7% decrease compared to $223.8 million written in the first quarter of 2006. Net premiums earned in the first quarter of 2007 were $195.9 million, a $6.8 million or 3.3% decrease compared to $202.7 million earned in the first quarter of 2006. The decrease in net premiums earned reflects the continued run-off of higher premium structured business and a significant decrease in premiums from second-lien business due to a lower amount of business originated in 2006. This has been partially offset by an increase of $5.7 million in premiums earned from NIMs. Premiums earned from all non-traditional products were $28.8 million in the first quarter of 2007, compared to $29.5 million in the first quarter of 2006. Given the low volume of structured business written in 2006 and the lower premium rates associated with a significant amount of the new structured business we have written, most of which was written in a second-loss position, we expect that it will be difficult for our mortgage insurance business to grow earned premiums in the next few quarters. We anticipate growth in earned premiums to resume again toward the end of 2007 and into 2008.

The following table provides additional information related to premiums written and earned for the three month periods indicated:

	Three Months Ended
	March 31 2007	March 31 2006
Net premiums written (in thousands)
Primary and Pool Insurance	$192,108	$193,446
Seconds	11,179	10,539
International	3,124	1,920

Net premiums written—insurance	206,411	205,905
Net premiums written—credit derivatives	15,878	17,861

Net premiums written	$222,289	$223,766

Net premiums earned (in thousands)
Primary and Pool Insurance	$167,155	$175,808
Seconds	9,172	14,910
International	3,916	2,253

Net premiums earned—insurance	180,243	192,971
Net premiums earned—credit derivatives	15,689	9,735

Net premiums earned	$195,932	$202,706

Smart Home (in thousands)
Ceded premiums written	$3,195	$2,191
Ceded premiums earned	$2,858	$2,409

Net Investment Income.    Net investment income attributable to our mortgage insurance segment for the first quarter of 2007 was $35.6 million, compared to $31.7 million for the first quarter of 2006. Investment income in the first quarter of 2007 reflects an increase in investable assets and higher interest rates.

Net Gains on Securities.    Net gains on securities in our mortgage insurance business were $11.1 million for the first quarter of 2007, compared to $13.6 million for the first quarter of 2006. The 2006 amount includes an allocation of the gain from the sale of our remaining interest in Primus. The 2007 amount includes $1.6 million of losses related to changes in the fair value of convertible securities.

Change in Fair Value of Derivative Instruments.    The change in the fair value of derivatives was a loss of $11.4 million for the first quarter of 2007, compared to a gain of $9.1 million for the first quarter of 2006, mainly due to widening credit spreads on asset-backed securities partially offset by the fair value of embedded options in convertible securities held in our investment portfolio now being recorded in net gains on securities.

Other Income.    Other income for the first quarter of 2007 was $2.8 million, a $0.8 million decrease from $3.6 million in the first quarter of 2006. Other income mostly includes income related to contract underwriting services, which was lower in the first quarter of 2007 as a result of lower contract underwriting volume.

Provision for Losses.    The provision for losses for the first quarter of 2007 was $112.9 million, compared to $71.1 million for the first quarter of 2006. The increase was mainly attributable to increases in claims paid and mortgage insurance reserves. Despite a seasonal decrease in delinquencies during the first quarter of 2007, our mortgage insurance reserves increased from the fourth quarter of 2006 mostly due to an increase in severity assumptions resulting from larger loan balances and an increase in the number of later stage delinquencies and pending claims, both of which require a larger reserve. As anticipated, many of the claims that had been subject to our intensified loss management efforts in the second half of 2006 have worked their way through the claims process, contributing to the increase in claims paid during the first quarter of 2007.

Claims paid during 2007 included claims from a structured transaction covering the first 10% of aggregate losses on a pool of subprime second-lien mortgages. As structured, we split losses with our counterparty under this policy on a 50-50 basis. We began experiencing a significant increase in filed claims on this policy during the third quarter of 2006 and have paid approximately $22 million in net claims on this policy as of March 31, 2007. At March 31, 2007, our net exposure remaining under this policy was approximately $57 million or half of the $114 million in gross remaining exposure. Approximately $28 million of this $57 million was contained within our net loss reserve at March 31, 2007. In addition to this policy, we also have a supplemental policy on the same pool of mortgages that covers certain losses in excess of the 10% aggregate stop-loss.

Although delinquencies from this pool of mortgages have begun to stabilize, the pool has not shown the improvement that we had anticipated. Based on currently available information, we now believe that losses will likely exceed the 10% aggregate threshold of the initial policy, and when combined with the supplemental policy, total losses will likely exceed premiums over the life of the two policies. It is still too early to determine with any degree of certainty the total amount of losses that may result from the supplemental policy. Our current estimate of losses for both policies is reflected in our expectations for total mortgage insurance paid claims for 2007 and 2008, as discussed above. We are working constructively with our counterparty to attempt to satisfy all claims issues in a fair way that mitigates overall losses as best as possible.

Policy Acquisition Costs.    Policy acquisition costs represent the amortization of expenses that relate directly to the acquisition of new business. The amortization of these expenses is related to the recognition of gross profits over the life of the policies and is influenced by such factors as persistency and estimated loss rates. Policy acquisition costs were $16.5 million in the first quarter of 2007, an increase from $13.3 million in the first quarter of 2006. The first quarter of 2007 amount includes the amortization of commissions on international business and the impact of the fourth quarter 2006 updated product mix assumptions and corresponding change in the amortization periods for second-lien and structured business which resulted in a lesser amortization period for that business.

Other Operating Expense.    Other operating expenses were $39.6 million for the first quarter of 2007, a decrease of $4.7 million or 10.5% compared to $44.3 million for the first quarter of 2006. The decrease in other operating expenses for the first quarter of 2007 reflects certain expense reductions made in our mortgage insurance business in the fourth quarter of 2006, which included higher employee costs and the write-down of capitalized software that was deemed impaired. Included in operating expenses for the first quarter of 2007 were $3.3 million of merger related expenses. Contract underwriting expenses for the quarters ended March 31, 2007 and 2006, including the impact of reserves for remedies in other operating expenses, were $5.1 million and $6.7 million, respectively. During the first quarter of 2007, loans underwritten via contract underwriting for flow business accounted for 13.1% of applications, 12.6% of commitments for insurance and 10.5% of insurance certificates issued, compared to 12.4%, 12.2% and 11.8%, respectively, for the first quarter of 2006. We expect that overall operating expenses for our mortgage insurance segment, excluding merger related expenses, will continue to decrease.

Interest Expense.    Interest expense attributable to our mortgage insurance segment for the first quarter of 2007 was $6.9 million compared to $6.7 million for the first quarter of 2006. Both periods include interest on our long-term debt that was allocated to the mortgage insurance segment as well as the impact of interest-rate swaps.

Provision for Income Taxes.    The effective tax rate for the first quarter of 2007 was 23.3%, compared to 29.6% in the first quarter of 2006. The lower tax rate reflects an overall increase in the ratio of income generated from tax-advantaged securities compared to income generated from operations.

The following tables provide selected information as of and for the periods indicated for our mortgage insurance segment. Certain statistical information included in the following tables is recorded based on information received from lenders and other third parties.

	Three Months Ended
	March 31 2007		December 31 2006		March 31 2006
Primary new insurance written (“NIW”)
($ in millions)
Flow	$7,049	53.3%	$6,451	85.2%	$5,234	40.9%
Structured	6,178	46.7	1,123	14.8	7,569	59.1

Total Primary	$13,227	100.0%	$7,574	100.0%	$12,803	100.0%

Flow
Prime	$5,050	71.6%	$4,608	71.4%	$3,771	72.1%
Alt-A	1,401	19.9	1,276	19.8	1,105	21.1
A minus and below	598	8.5	567	8.8	358	6.8

Total Flow	$7,049	100.0%	$6,451	100.0%	$5,234	100.0%

Structured
Prime	$93	1.5%	$341	30.4%	$2,264	29.9%
Alt-A	5,905	95.6	685	61.0	3,917	51.8
A minus and below	180	2.9	97	8.6	1,388	18.3

Total Structured	$6,178	100.0%	$1,123	100.0%	$7,569	100.0%

Total
Prime	$5,143	38.9%	$4,949	65.3%	$6,035	47.2%
Alt-A	7,306	55.2	1,961	25.9	5,022	39.2
A minus and below	778	5.9	664	8.8	1,746	13.6

Total Primary	$13,227	100.0%	$7,574	100.0%	$12,803	100.0%

During the first quarter of 2007, non-prime business accounted for $8.1 billion or 61.1% of new primary insurance written by our mortgage insurance segment, compared to $6.8 billion or 52.8% for the first quarter of 2006. Of the $8.1 billion of non-prime business written for the first quarter of 2007, $7.3 billion or 90.1% was Alt-A. We continue to write a significant amount of our primary structured business in a second-loss position. At March 31, 2007, approximately half of the $34.1 billion of structured primary insurance in force has a deductible in front of our loss position.

	Three Months Ended
	March 31 2007		December 31 2006		March 31 2006
Total Primary New Insurance Written by FICO (a) Score ($ in millions)
Flow
<=619	$486	6.9%	$498	7.7%	$278	5.3%
620-679	2,255	32.0	2,049	31.8	1,547	29.6
680-739	2,479	35.2	2,246	34.8	1,991	38.0
>=740	1,829	25.9	1,658	25.7	1,418	27.1

Total Flow	$7,049	100.0%	$6,451	100.0%	$5,234	100.0%

Structured
<=619	$126	2.0%	$98	8.7%	$1,388	18.3%
620-679	1,376	22.3	333	29.7	2,181	28.8
680-739	3,068	49.7	428	38.1	2,505	33.1
>=740	1,608	26.0	264	23.5	1,495	19.8

Total Structured	$6,178	100.0%	$1,123	100.0%	$7,569	100.0%

Total
<=619	$612	4.6%	$596	7.9%	$1,666	13.0%
620-679	3,631	27.5	2,382	31.4	3,728	29.1
680-739	5,547	41.9	2,674	35.3	4,496	35.1
>=740	3,437	26.0	1,922	25.4	2,913	22.8

Total Primary	$13,227	100.0%	$7,574	100.0%	$12,803	100.0%

(a)	FICO credit scoring model.

	Three Months Ended
	March 31 2007		December 31 2006		March 31 2006
Percentage of primary new insurance written
Refinances	37%		38%		39%
95.01% LTV (b) and above	16%		24%		8%
ARMS
Less than 5 years	42%		16%		41%
5 years and longer	5%		7%		19%
Primary risk written ($ in millions)
Flow	$1,746	90.0%	$1,590	91.8%	$1,329	55.9%
Structured	194	10.0	142	8.2	1,050	44.1

Total	$1,940	100.0%	$1,732	100.0%	$2,379	100.0%

(b)	Loan-to-value ratios. The ratio of the original loan amount to the original value of the property.

	Three Months Ended
	March 31 2007	December 31 2006	March 31 2006
Pool risk written (in millions)	$89	$26	$61
Other risk written (in millions)
Seconds
1st loss	$3	$4	$24
2nd loss	21	27	132
NIMs	268	264	89
International
1st loss-Hong Kong primary mortgage insurance	19	34	17
Reinsurance	17	14	2
Other
Domestic credit default swaps	—	—	20

Total other risk written	$328	$343	$284

Of the pool risk written in 2007, a significant portion was written in a second-loss position. In these transactions, we will only pay claims if pool losses are greater than any applicable deductible.

	Three Months Ended
	March 31 2007		December 31 2006		March 31 2006
Primary insurance in force ($ in millions)
Flow	$85,649	71.5%	$83,529	73.3%	$81,597	71.6%
Structured	34,063	28.5	30,374	26.7	32,316	28.4

Total Primary	$119,712	100.0%	$113,903	100.0%	$113,913	100.0%

Prime	$77,414	64.7%	$76,854	67.5%	$76,141	66.8%
Alt-A	31,023	25.9	25,571	22.4	23,767	20.9
A minus and below	11,275	9.4	11,478	10.1	14,005	12.3

Total Primary	$119,712	100.0%	$113,903	100.0%	$113,913	100.0%

Primary risk in force ($ in millions)
Flow	$21,267	82.7%	$20,724	81.9%	$20,073	77.0%
Structured	4,446	17.3	4,587	18.1	6,003	23.0

Total Primary	$25,713	100.0%	$25,311	100.0%	$26,076	100.0%

Flow
Prime	$16,653	78.3%	$16,283	78.6%	$15,595	77.7%
Alt-A	3,015	14.2	2,880	13.9	2,948	14.7
A minus and below	1,599	7.5	1,561	7.5	1,530	7.6

Total Flow	$21,267	100.0%	$20,724	100.0%	$20,073	100.0%

Structured
Prime	$1,797	40.4%	$1,903	41.5%	$2,379	39.6%
Alt-A	1,442	32.4	1,354	29.5	1,623	27.1
A minus and below	1,207	27.2	1,330	29.0	2,001	33.3

Total Structured	$4,446	100.0%	$4,587	100.0%	$6,003	100.0%

Total
Prime	$18,450	71.8%	$18,186	71.9%	$17,974	68.9%
Alt-A	4,457	17.3	4,234	16.7	4,571	17.5
A minus and below	2,806	10.9	2,891	11.4	3,531	13.6

Total Primary	$25,713	100.0%	$25,311	100.0%	$26,076	100.0%

Direct primary insurance in force was $119.7 billion at March 31, 2007, compared to $113.9 billion at December 31, 2006 and $113.9 billion at March 31, 2006. The increase in primary insurance in force was primarily attributable to a single structured transaction written as modified pool insurance in the first quarter of 2007. At March 31, 2007, non-prime insurance in force was $42.3 billion or 35.3% of total primary mortgage insurance in force, compared to $37.8 billion or 33.2% at March 31, 2006. Of the $42.3 billion of non-prime insurance in force at March 31, 2007, $31.0 billion or 73.3% was Alt-A. We anticipate that the mix of non-prime mortgage insurance business and non-traditional insurance products will continue to fluctuate as a result of structural changes, competitive pricing differentials and competitive products in the mortgage lending and mortgage insurance business.

	Three Months Ended
	March 31 2007		December 31 2006		March 31 2006
Total Primary Risk in Force by FICO Score ($ in millions)
Flow
<=619	$1,381	6.5%	$1,342	6.5%	$1,281	6.4%
620-679	6,574	30.9	6,391	30.8	6,224	31.0
680-739	7,733	36.4	7,556	36.5	7,383	36.8
>=740	5,579	26.2	5,435	26.2	5,185	25.8

Total Flow	$21,267	100.0%	$20,724	100.0%	$20,073	100.0%

Structured
<=619	$1,205	27.1%	$1,331	29.0%	$2,002	33.3%
620-679	1,539	34.6	1,619	35.3	2,170	36.2
680-739	1,130	25.4	1,095	23.9	1,268	21.1
>=740	572	12.9	542	11.8	563	9.4

Total Structured	$4,446	100.0%	$4,587	100.0%	$6,003	100.0%

Total
<=619	$2,586	10.0%	$2,673	10.6%	$3,283	12.6%
620-679	8,113	31.6	8,010	31.6	8,394	32.2
680-739	8,863	34.5	8,651	34.2	8,651	33.2
>=740	6,151	23.9	5,977	23.6	5,748	22.0

Total Primary	$25,713	100.0%	$25,311	100.0%	$26,076	100.0%

Percentage of primary risk in force
Refinances	33%		33%		36%
95.01% LTV and above	19%		18%		14%
ARMs
Less than 5 years	18%		19%		24%
5 years and longer	9%		9%		9%
Total primary risk in force by LTV ($ in millions)
95.01% and above	$4,795	18.6%	$4,441	17.6%	$3,680	14.1%
90.01% to 95.00%	7,965	31.0	8,005	31.6	8,473	32.5
85.01% to 90.00%	9,157	35.6	9,062	35.8	9,476	36.3
85.00% and below	3,796	14.8	3,803	15.0	4,447	17.1

Total Primary	$25,713	100.0%	$25,311	100.0%	$26,076	100.0%

Total primary risk in force by policy year ($ in millions)
2003 and prior	$6,653	25.9%	$7,113	28.1%	$9,288	35.6%
2004	4,198	16.3	4,565	18.1	6,407	24.6
2005	6,137	23.9	6,538	25.8	8,015	30.7
2006	6,815	26.5	7,095	28.0	2,366	9.1
2007	1,910	7.4	—	—	—	—

Total Primary	$25,713	100.0%	$25,311	100.0%	$26,076	100.0%

	Three Months Ended
	March 31 2007		December 31 2006		March 31 2006
Pool risk in force ($ in millions)
Prime	$2,207	72.0%	$2,182	72.9%	$2,098	76.3%
Alt-A	301	9.8	295	9.9	272	9.9
A minus and below	558	18.2	514	17.2	380	13.8

Total pool risk in force	$3,066	100.0%	$2,991	100.0%	$2,750	100.0%

	Three Months Ended
	March 31 2007	December 31 2006	March 31 2006
Other risk in force (in millions)
Seconds
1st loss	$555	$592	$594
2nd loss	605	610	756
NIMs	783	592	303
International
1st loss-Hong Kong primary mortgage insurance	353	335	288
Reinsurance	61	47	29
Credit default swaps	7,875	7,897	7,581
Other
Domestic credit default swaps	212	212	200
Financial guaranty wrap	—	37	205

Total other risk in force	$10,444	$10,322	$9,956

	Three Months Ended
	March 31 2007	December 31 2006	March 31 2006
Default Statistics
Primary Insurance:
Flow
Prime
Number of insured loans	504,941	500,464	501,632
Number of loans in default	14,013	15,141	15,117
Percentage of total loans in default	2.78%	3.03%	3.01%

Alt-A
Number of insured loans	65,075	63,469	64,555
Number of loans in default	4,513	4,348	4,468
Percentage of total loans in default	6.94%	6.85%	6.92%

A minus and below
Number of insured loans	53,379	52,440	52,700
Number of loans in default	6,704	7,250	6,833
Percentage of total loans in default	12.56%	13.83%	12.97%

Total Flow
Number of insured loans	623,395	616,373	618,887
Number of loans in default	25,230	26,739	26,418
Percentage of total loans in default	4.05%	4.34%	4.27%

	Three Months Ended
	March 31 2007	December 31 2006	March 31 2006

Structured
Prime
Number of insured loans	59,194	62,680	67,353
Number of loans in default	3,231	3,300	2,414
Percentage of total loans in default	5.46%	5.26%	3.58%

Alt-A
Number of insured loans	84,050	70,164	63,800
Number of loans in default	3,922	3,647	2,491
Percentage of total loans in default	4.67%	5.20%	3.90%

A minus and below
Number of insured loans	34,429	36,597	51,277
Number of loans in default	7,971	9,014	7,859
Percentage of total loans in default	23.15%	24.63%	15.33%

Total Structured
Number of insured loans	177,673	169,441	182,430
Number of loans in default	15,124	15,961	12,764
Percentage of total loans in default	8.51%	9.42%	7.00%

Total Primary Insurance
Prime
Number of insured loans	564,135	563,144	568,985
Number of loans in default	17,244	18,441	17,531
Percentage of total loans in default	3.06%	3.27%	3.08%

Alt-A
Number of insured loans	149,125	133,633	128,355
Number of loans in default	8,435	7,995	6,959
Percentage of total loans in default	5.66%	5.98%	5.42%

A minus and below
Number of insured loans	87,808	89,037	103,977
Number of loans in default	14,675	16,264	14,692
Percentage of loans in default	16.71%	18.27%	14.13%

Total Primary
Number of insured loans	801,068	785,814	801,317
Number of loans in default	40,354 (1)	42,700 (1)	39,182 (1)
Percentage of loans in default	5.04%	5.43%	4.89%
Pool insurance
Number of loans in default	17,989 (2)	18,681 (2)	15,072 (2)

(1)	Includes approximately 1,541, 1,161 and 439 defaults at March 31, 2007, December 31, 2006 and March 31, 2006, respectively, where reserves had not been established because no claim payment was anticipated.
(2)	Includes approximately 13,036, 13,309 and 9,019 defaults at March 31, 2007, December 31, 2006 and March 31, 2006, respectively, where reserves had not been established because no claim payment was anticipated.

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

The total number of loans in default decreased from 67,173 at December 31, 2006 to 64,228 at March 31, 2007. The average loss reserve per default increased from $9,725 at December 31, 2006 to $10,536 at March 31, 2007. Primary and pool defaults at March 31, 2007 included approximately 1,541 and 13,036 defaults, respectively, on loans where reserves have not been established because no claim payment was anticipated. At December 31, 2006, primary and pool defaults included approximately 1,161 and 13,309 defaults, respectively, on loans where no reserve has been established. Excluding those defaults without a related reserve, the average loss reserve per default was $13,629 and $12,395 at March 31, 2007 and December 31, 2006, respectively. The loss reserve as a percentage of risk in force was 1.7% at March 31, 2007 and 1.5% at December 31, 2006.

The default rate on the primary business was 5.0% at March 31, 2007, 5.4% at December 31, 2006, and 4.9% at March 31, 2006. The number of non-prime loans in default at March 31, 2007 was 23,110, which represented 57.3% of the total primary loans in default at March 31, 2007, compared to 24,259 non-prime loans in default at December 31, 2006, which represented 56.8% of the total primary loans in default at December 31, 2006, and 21,651 non-prime loans in default at March 31, 2006, which represented 55.3% of the total primary loans in default at March 31, 2006. The non-prime mortgage insurance business experienced an increase in the number of defaults at March 31, 2007 compared to March 31, 2006. Although the default rate on this business is higher than on prime business, higher premium rates charged for non-prime business are expected to compensate for the increased level of expected losses associated with this business. The default rate on the prime business was 3.1% at March 31, 2007, compared to 3.3% at December 31, 2006. The combined default rate on non-prime business decreased 114 basis points to 9.8% at March 31, 2007 from 10.9% at December 31, 2006.

	Three Months Ended
(In thousands)	March 31 2007	December 31 2006	March 31 2006
Direct claims paid:
Prime	$33,125	$28,903	$30,109
Alt-A	19,998	16,654	18,790
A minus and below	29,080	25,996	23,391
Seconds	13,621	9,590	7,903

Total	$95,824	$81,143	$80,193

Average claim paid:
Prime	$28.1	$26.7	$26.9
Alt-A	39.7	37.9	40.4
A minus and below	29.6	30.2	29.1
Seconds	28.8	29.2	22.9
Total	$30.6	$29.9	$29.4

Claim activity is not spread evenly throughout the coverage period of a book of business. Historically, relatively few claims on prime business are received during the first two years following issuance of a policy and on non-prime business during the first year. Claim activity on prime loans typically reaches its highest level in the third through fifth years after the year of policy origination, and on non-prime loans this level occurs in the second through fourth years. Approximately 65.0% of the primary risk in force and approximately 33.5% of the pool risk in force at March 31, 2007 had not yet reached its highest claim frequency years. Because it is difficult to predict both the timing of originating new business and the cancellation rate of existing business, it is also difficult to predict, at any given time, the percentage of risk in force that will reach its highest claim frequency years on any future date. Direct claims paid for the quarter ended March 31, 2007 were $95.8 million compared to $80.2 million for the quarter March 31, 2006. The average claim paid has fluctuated over the past few years mostly due to differing coverage amounts and loan balances. In addition, changes in real estate values may also affect the amount of the average claim paid. See “Results of Operations—Mortgage Insurance—Quarter Ended March 31, 2007 Compared to Quarter Ended March 31, 2006—Provision for Losses”.

	Three Months Ended
($ in thousands)	March 31 2007	December 31 2006	March 31 2006
States with highest claims paid:
Michigan	$10,262	$8,348	$7,033
Texas	8,789	8,152	8,124
Ohio	8,645	7,823	7,783
Georgia	7,755	5,398	7,133
Colorado	4,977	4,924	5,447

Percentage of total claims paid:
Michigan	10.7%	10.3%	8.8%
Texas	9.2	10.1	10.2
Ohio	9.0	9.6	9.7
Georgia	8.1	6.7	8.9
Colorado	5.2	6.1	6.8

A higher level of claims exist in the auto states of Ohio, Michigan and Indiana, as problems with the domestic auto industry and related industries have depressed economic growth, employment and house prices in these states.

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

Since August 29, 2005, the date that Hurricane Katrina first struck and caused extensive property damage to the U.S. Gulf Coast, we have paid approximately $21.0 million in claims on mortgage insurance written in areas damaged by Hurricanes Katrina and Rita (as designated by Freddie Mac, the “designated areas”) as of March 31, 2007, including approximately $17.3 million for claims received after August 29, 2005.

While we experienced an increase in defaults in mortgage insurance in designated areas in the months following the hurricanes, defaults have been steadily decreasing since then—approximately 3,240 defaults as of March 31, 2007, which is down from 3,613 defaults at December 31, 2006 and 5,044 defaults as of March 31, 2006. We remain uncertain as to how many claims we ultimately may have to pay on these defaults. The organizations servicing these loans are reporting defaults, in some cases, despite the existence of forbearance agreements that permit homeowners to defer mortgage payments on these loans. Limitations also exist in our master policy of insurance that could prevent us from paying all or part of a claim. For example, we are permitted to adjust a claim where the property underlying a mortgage in default is subject to unrestored physical damage. We have taken a view that these loans will not perform better or worse than any other delinquencies. As of March 31, 2007 we had established a related mortgage insurance loss reserve of $30.4 million related to the

3,240 Hurricane Katrina- and Rita-related defaults, including a reserve of $7.2 million for 758 defaults associated with heavily-damaged areas.

	Three Months Ended
	March 31 2007	December 31 2006	March 31 2006
Primary risk in force: (in millions)
Florida	$2,320	$2,317	$2,470
California	2,044	1,962	2,418
Texas	1,659	1,633	1,602
Ohio	1,268	1,230	1,112
New York	1,260	1,280	1,439
Georgia	1,241	1,222	1,235
Illinois	1,134	1,118	1,157
Michigan	990	974	935
Pennsylvania	904	894	877
New Jersey	869	849	883
Total primary risk in force:	$25,713	$25,311	$26,076

Percentage of total primary risk in force:
Florida	9.0%	9.2%	9.5%
California	7.9	7.8	9.3
Texas	6.5	6.5	6.1
Ohio	4.9	4.9	4.3
New York	4.9	5.1	5.5
Georgia	4.8	4.8	4.7
Illinois	4.4	4.4	4.4
Michigan	3.9	3.8	3.6
Pennsylvania	3.5	3.5	3.4
New Jersey	3.4	3.4	3.4

In the mortgage insurance segment, the highest state concentration of primary risk in force at March 31, 2007 was Florida at 9.0% compared to 9.5% at March 31, 2006. The percentage of direct primary new insurance written in California in the first quarter of 2007, increased from the first quarter of 2006 primarily due to a large structured transaction originated in the first quarter of 2007 as modified pool where we are in a second-loss position.

The largest single customer of our mortgage insurance segment (including branches and affiliates of such customer), measured by primary new insurance written, accounted for 44.2% of primary new insurance written for the first quarter of 2007, compared to 7.2% for the first quarter of 2006, due to the large structured transaction written as modified pool in a second-loss position as mentioned above.

	Three Months Ended
(In thousands)	March 31 2007	December 31 2006	March 31 2006
Provision for losses	$112,854	$80,328	$71,097
Reserve for losses	$676,691	$653,236	$587,114

Reserves for losses by category:
Prime	$200,262	$198,133	$181,001
Alt-A	146,329	136,411	135,336
A minus and below	228,066	228,012	195,246
Pool insurance	34,599	31,116	36,199
Seconds	38,347	36,166	30,144
Other	900	1,635	9,188

Reserve for losses, net	648,503	631,473	587,114
Reinsurance recoverable (1)	28,188	21,763	—

Total	$676,691	$653,236	$587,114

(1)	Primarily related to a first-loss, second-lien captive originated as a quota-share transaction.

The following table reconciles our mortgage insurance segment’s beginning and ending reserves for losses and LAE for the quarter ended March 31, 2007 (in thousands):

Mortgage Insurance
Balance at January 1, 2007	$653,236
Less Reinsurance recoverables	21,763

Balance at January 1, 2007, net	631,473
Add total losses and LAE incurred in respect of default notices received	112,854
Deduct total losses and LAE paid in respect of default notices received	95,824

Balance at March 31, 2007, net	648,503
Add Reinsurance recoverables	28,188

Balance at March 31, 2007	$676,691

	Three Months Ended
	March 31 2007	December 31 2006	March 31 2006
Captives
Premiums ceded to captives (in millions)	$28.1	$25.4	$22.9
% of total premiums	14.2%	12.6%	11.4%
NIW subject to captives (in millions)	$4,994	$3,457	$2,776
% of primary NIW	37.8%	45.6%	21.7%
IIF (c) subject to captives	34.3%	34.1%	32.2%
RIF (d) subject to captives	39.7%	38.9%	35.2%
Persistency (twelve months ended)	69.5%	67.3%	58.6%

(c)	Insurance in force.
(d)	Risk in force.

	Three Months Ended
	March 31 2007		March 31 2006
Alt-A Information
Primary new insurance written by FICO score ($ in millions)
<=619	$8	0.1%	$6	0.1%
620-659	589	8.1	709	14.1
660-679	1,165	15.9	634	12.6
680-739	3,640	49.8	2,324	46.3
>=740	1,904	26.1	1,349	26.9

Total	$7,306	100.0%	$5,022	100.0%

Primary risk in force by FICO score ($ in millions)
<=619	$22	0.5%	$34	0.7%
620-659	708	15.9	937	20.5
660-679	723	16.2	766	16.8
680-739	2,019	45.3	1,961	42.9
>=740	985	22.1	873	19.1

Total	$4,457	100.0%	$4,571	100.0%

Primary risk in force by LTV ($ in millions)
95.01% and above	$150	3.4%	$161	3.5%
90.01% to 95.00%	1,225	27.5	1,360	29.8
85.01% to 90.00%	1,916	43.0	1,930	42.2
85.00% and below	1,166	26.1	1,120	24.5

Total	$4,457	100.0%	$4,571	100.0%

Primary risk in force by policy year ($ in millions)
2003 and prior	$779	17.5%	$1,206	26.4%
2004	622	14.0	1,180	25.8
2005	1,056	23.7	1,538	33.6
2006	1,478	33.1	647	14.2
2007	522	11.7	—	—

Total	$4,457	100.0%	$4,571	100.0%

Results of Operations—Financial Guaranty

Quarter Ended March 31, 2007 Compared to Quarter Ended March 31, 2006

The following table summarizes the results of operations for our financial guaranty segment for the quarters ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended March 31		% Change
	2007	2006	2007 vs. 2006
Net income	$57,916	$36,872	57.1%
Net premiums written	55,345	55,839	n/m
Net premiums earned – insurance	34,264	34,263	n/m
Net premiums earned – credit derivatives	18,939	16,728	13.2
Net premiums earned – total	53,203	50,991	4.3
Net investment income	25,437	22,518	13.0
Net gains on securities	2,824	7,178	(60.7)
Change in fair value of derivative instruments	25,140	8,509	n/m
Other income	140	214	(34.6)
Provision for losses	(5,812)	7,537	n/m
Policy acquisition costs	11,731	14,019	(16.3)
Other operating expenses	14,235	14,756	(3.5)
Interest expense	4,596	4,026	14.2
Provision for income taxes	24,078	12,200	97.4

n/m – not meaningful

Net Income.    Our financial guaranty segment’s net income for the first quarter of 2007 was $57.9 million, a $21.0 million or 57.1% increase from $36.9 million for the first quarter of 2006. The increase for the first quarter of 2007 was mainly due to an increase in the change in fair value of derivative instruments and a decrease in the provision for losses, partially offset by an increase in the provision for income taxes due to a higher level of pre-tax income.

Net Premiums Written and Earned.    Our financial guaranty segment’s net premiums written and earned for the first quarter of 2007 were $55.3 million and $53.2 million, respectively, compared to $55.8 million and $51.0 million, respectively, for the first quarter of 2006. Our financial guaranty segment experienced a slight decrease in premiums written mainly as a result of the run-off of our trade credit reinsurance line of business, partially offset by stronger production in structured products. The impact of the trade credit run-off on premiums earned in the first quarter of 2007 was offset somewhat by an additional $3.5 million in refundings from our public finance products. Included in net premiums written and earned for the first quarter of 2007 were $13.3 million and $18.9 million, respectively, of credit enhancement fees on derivative financial guaranty contracts, compared to $14.4 million and $16.7 million, respectively, in the first quarter of 2006.

Net Investment Income.    Net investment income attributable to our financial guaranty segment was $25.4 million for the first quarter of 2007, compared to $22.5 million for the first quarter of 2006. The amount reported in the first quarter of 2007 reflects a slight increase in investment balances and slightly higher interest rates.

Net Gains on Securities.    Net gains on securities were $2.8 million in the first quarter of 2007, compared to $7.2 million in the first quarter of 2006. The amount reported for 2006 includes an allocation of the gain from the sale of our remaining interest in Primus. The amount reported for 2007 includes $2.0 million of losses related to changes in the fair value of convertible securities.

Change in Fair Value of Derivative Instruments.    Change in the fair value of derivative instruments was a gain of $25.1 million for the first quarter of 2007, compared to a gain of $8.5 million for the first quarter of 2006.

Included in the change in fair value of derivatives instruments for the first quarter of 2006 is a $17.2 million charge related to the termination of a derivative contract. The increase in the change in fair value of derivative instruments for both the first quarter of 2007 and 2006 was mainly a result of spread tightening related to corporate collateralized debt obligations and the termination of one derivative contract that was in a loss position in 2007. During the first quarter of 2007, the financial guaranty segment received payments of $11.2 million in connection with the early termination of certain derivative financial guaranty contracts compared to $1.4 million of recoveries of previous default payments received in the first quarter of 2006.

Other Income.    Other income was $0.1 million for the first quarter of 2007 compared to $0.2 million for the first quarter of 2006. This decrease was mostly due to lower advisory fee income during first quarter of 2007.

Provision for Losses.    The provision for losses was a credit of $5.8 million for the first quarter of 2007 compared to a provision of $7.5 million for the first quarter of 2006. The provision for losses reported for the first quarter of 2007 reflects favorable loss development on trade credit and structured finance products. Our financial guaranty segment paid $3.1 million in claims for the first quarter of 2007 and $4.3 million in claims for the first quarter of 2006 related to a single manufactured housing transaction with Conseco Finance Corp. that was fully reserved for in 2003. We expect that losses related to this transaction will be paid out over the next few years.

We closely monitor our financial guaranty obligations and we use an internal classification process to identify and track troubled credits. We classify credits as “intensified surveillance credits” when we determine that continued performance is questionable and, in the absence of a positive change, may result in a claim. At March 31, 2007 and 2006, the financial guaranty segment had the following exposure on credits classified as intensified surveillance credits:

	March 31 2007		March 31 2006
($ in millions)	# of credits	Par Outstanding	# of credits	Par Outstanding
Less than $25	18	$111	22	$107
$25-$100	3	123	5	290

Total	21	$234	27	$397

We establish loss reserves on our non-derivative financial guaranty contracts as discussed in “Critical Accounting Policies—Reserve for Losses”. We have allocated non-specific reserves of $23.5 million on four intensified surveillance credits (representing an aggregate par amount of $46.6 million) at March 31, 2007. We expect that we will suffer losses with respect to these insured obligations approximately equal to the total amount reserved. In comparison, we had allocated non-specific reserves of $20.8 million on two credits at March 31, 2006.

There is one credit at March 31, 2007 for which we have not allocated a specific reserve that, without a positive change, is likely to default in the near-term and could potentially result in a material claim. Based on currently available information, we expect that any claim from this credit, to the extent one arises, would range from a minimal amount up to slightly more than 50% of the $44 million in total par outstanding. The potential amount of any claim is not estimable at this point, in part, because of the availability of a number of strategic alternatives currently under consideration and other mitigating factors that could reduce or delay any payment from us.

There were no direct derivative financial quarterly contracts with $25 million or greater in exposure identified at March 31, 2007. One of the five intensified surveillance credits with $25 million or greater in exposure identified at March 31, 2006 was a derivative financial guaranty contract. This credit expired in November 2006, without claim. In accordance with accounting principles generally accepted in the United States of America (“GAAP”), we do not establish loss reserves on our derivative financial guaranty contracts. Instead, gains and losses on derivative financial guaranty contracts are derived from internally generated models that take into account both credit and market spreads and are recorded through our condensed consolidated statements of income. See “Critical Accounting Policies—Derivative Instruments and Hedging Activity” for a discussion of how we account for derivatives under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”).

Policy Acquisition Costs.    Policy acquisition costs were $11.7 million for the first quarter of 2007, compared to $14.0 million for the first quarter of 2006. Included in policy acquisition costs for the first quarter of 2007 was $3.8 million of origination costs related to derivative financial guaranty contracts, compared to $3.3 million for the first quarter of 2006. The costs to originate derivative financial guaranty contracts, unlike traditional financial guaranty insurance, are expensed immediately rather than deferred. The amortization of policy acquisition costs in 2006 includes $2.4 million related to the termination of one derivative financial guaranty contract.

Other Operating Expenses.    Other operating expenses were $14.2 million for the first quarter of 2007, compared to $14.8 million for the first quarter of 2006. The expense ratio, which includes policy acquisition costs and other operating expenses, of 48.8% for the first quarter of 2007 was down from 56.4% for the first quarter of 2006 due to higher earned premiums and lower acquisition costs in the structured finance direct line of business.

Interest Expense.    Interest expense was $4.6 million for the first quarter of 2007, compared to $4.0 million for the first quarter of 2006. Both periods include interest on our long-term debt, including the impact of interest-rate swaps, which was allocated to the financial guaranty segment.

Provision for Income Taxes.    The effective tax rate was 29.4% for the first quarter of 2007, compared to 24.9% for the first quarter of 2006. The higher tax rate for the first quarter of 2007 reflects a decrease in the ratio of income generated from tax-advantaged securities compared to income generated from operations.

The gross par originated by our financial guaranty segment for the periods indicated was as follows (in millions):

	Three Months Ended March 31
Type	2007	2006
Public finance:
General obligation and other tax supported	$1,675	$1,136
Water/sewer/electric gas and investor-owned utilities	491	631
Healthcare and long-term care	370	526
Airports/transportation	430	65
Education	109	150
Other municipal	71	1
Housing	1	5

Total public finance	3,147	2,514

Structured finance:
Collateralized debt obligations	10,621	5,291
Asset-backed obligations	511	420
Other structured	109	—

Total structured finance	11,241	5,711

Total	$14,388	$8,225

The net par originated and outstanding does not differ materially from the gross par originated and outstanding at March 31, 2007 and 2006 because we do not cede a material amount of business to reinsurers. The gross par originated includes both direct and assumed reinsurance business. Information regarding gross par originated for our assumed reinsurance business generally lags by one quarter. The reinsurance gross premiums written for any given period are on a one month lag and therefore, exclude those gross premiums written from the last month of that period and include those gross premiums written from the last month of the immediately preceding period. Therefore, the gross par originated for this business does not precisely correspond to the premiums written in the periods presented. The significant increase in gross par originated on collateralized debt obligations was a result of our decision to write protection on large portions of transactions at a higher or more remote risk attachment point.

The following table shows the breakdown of premiums written and earned by our financial guaranty segment’s various products for each period:

	Three Months Ended March 31
	2007	2006
	(In thousands)
Net premiums written:
Public finance direct	$12,780	$13,438
Public finance reinsurance	18,154	17,983
Structured direct	5,247	3,991
Structured reinsurance	5,912	3,005
Trade credit reinsurance	(74)	2,978

Net premiums written—insurance	42,019	41,395
Net premiums written—credit derivatives	13,326	14,444

Total net premiums written	$55,345	$55,839

Net premiums earned:
Public finance direct	$11,585	$7,753
Public finance reinsurance	11,100	8,293
Structured direct	4,691	4,912
Structured reinsurance	6,194	4,594
Trade credit reinsurance	694	8,711

Net premiums earned—insurance	34,264	34,263
Net premiums earned—credit derivatives	18,939	16,728

Total net premiums earned	$53,203	$50,991

Included in net premiums earned for the first quarter of 2007 were refundings of $6.6 million, compared to $2.4 million for the same period of 2006.

The following schedule depicts the expected amortization of unearned premiums for our financial guaranty portfolio, assuming no advance refundings, as of March 31, 2007. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay financial guaranty obligations. Unearned premium amounts are net of prepaid reinsurance.

($ in millions)	Ending Net Unearned Premiums	Unearned Premium Amortization	Future Installments	Total Premium Earnings
2007	$622.9	$73.6	$48.8	$122.4
2008	560.4	62.5	73.8	136.3
2009	507.5	52.9	64.2	117.1
2010	461.5	46.0	52.1	98.1
2011	418.7	42.8	45.8	88.6

2007 – 2011	418.7	277.8	284.7	562.5
2012 – 2016	242.3	176.4	114.2	290.6
2017 – 2021	120.8	121.5	32.1	153.6
2022 – 2026	46.6	74.2	21.5	95.7
After 2027	—	46.6	31.2	77.8

Total	$—	$696.5	$483.7	$1,180.2

The following table shows the breakdown of claims paid and incurred losses for our financial guaranty segment for the periods indicated:

	Three Months Ended March 31
(In thousands)	2007	2006
Claims Paid:
Trade credit reinsurance	$2,646	$4,000
Other financial guaranty	(69)	(110)
Conseco Finance Corp.	3,108	4,317

	$5,685	$8,207

Incurred Losses:
Trade credit reinsurance	$(3,136)	$3,950
Other financial guaranty	(2,676)	4,619
Conseco Finance Corp	—	(1,032	)(1)

Total	$(5,812)	$7,537

Net (receipts) payments under derivative contracts	$(11,228)	$66,639

(1)	Resulted from favorable loss development.

The following table shows the breakdown of the reserve for losses and loss adjustment expenses for our financial guaranty segment at the end of each period indicated:

(In thousands)	March 31 2007	December 31 2006	March 31 2006
Financial Guaranty:
Case reserves	$42,018	$45,803	$60,721
Allocated non-specific	23,500	26,185	20,750
Unallocated non-specific	60,655	60,431	58,689

Trade Credit and Other:
Case reserves	21,859	23,493	28,267
IBNR (2)	27,739	33,135	36,149

Total	$175,771	$189,047	$204,576

(2)	Incurred but not reported.

The allocated non-specific reserve at March 31, 2007, relates to four credits with a total par outstanding of $46.6 million. The allocated non-specific reserve at March 31, 2006, relates to two credits with a total par outstanding of $43.7 million.

Results of Operations—Financial Services

The financial services segment includes the credit-based businesses conducted through our affiliates, C-BASS and Sherman.

Net income attributable to the financial services segment for the first quarter of 2007 was $10.9 million compared to $38.7 million for the comparable period of 2006. Equity in net income of affiliates was $22.8 million for the first quarter of 2007, compared to $58.3 million for the comparable period of 2006. Sherman accounted for $29.6 million of the total equity in net income of affiliates for the first quarter of 2007 compared to $28.3 million in the comparable period of 2006. These amounts reflect strong collections on Sherman’s portfolio as well as strong performance by its origination business.

C-BASS accounted for a $6.8 million loss in the total equity in net income of affiliates for the first quarter of 2007, compared to $30.0 million of income for the comparable period of 2006. The significant disruption of the subprime mortgage market in the first quarter of 2007 negatively impacted C-BASS’ first quarter results. As a result, C-BASS had significant mark-to-market adjustments on its loan portfolio and a significant write-down of the existing securities portfolio due to wider credit spreads and increased loss assumptions. In addition, they experienced credit losses due to the financial instability of many subprime mortgage originators.

Other

Singer Asset Finance Company L.L.C. (“Singer”), a wholly-owned subsidiary of Enhance Financial Services Group Inc. (“EFSG”), the parent company of Radian Asset Assurance, is currently operating on a run-off basis. Singer had been engaged in the purchase, servicing, and securitization of assets, including state lottery awards and structured settlement payments. Singer’s run-off operations consist of servicing and/or disposing of Singer’s previously originated assets and servicing its non-consolidated special purpose vehicles. The results of this subsidiary are not material to our financial results. At March 31, 2007, we had approximately $274 million and $254 million of non-consolidated assets and liabilities, respectively, associated with Singer special-purpose vehicles. Our net investment in these special-purpose vehicles was $19.7 million at March 31, 2007.

Off-Balance-Sheet Arrangements

We guaranteed the payment of up to $25.0 million of a revolving credit facility issued to Sherman which expires in December 2007. Our guaranty facilitated the issuance and renewal of the facility, which Sherman may use for general corporate purposes. There were no amounts outstanding under this facility at March 31, 2007.

As part of the non-investment-grade allocation component of our investment program, we have committed to invest $55 million in alternative investments that are primarily private equity structures. At March 31, 2007, we had unfunded commitments of $29.9 million. These commitments have capital calls over a period of at least six years, and certain fixed expiration dates or other termination clauses.

Investments

We are required to group assets in our investment portfolio into one of three main categories: held to maturity, available for sale or trading securities. Fixed-maturity securities for which we have the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. Investments classified as available for sale are reported at fair value, with unrealized gains and losses (net of tax) reported as a separate component of stockholders’ equity as accumulated other comprehensive income. Investments classified as trading securities are reported at fair value, with unrealized gains and losses (net of tax) reported as a separate component of income. During the three months ended March 31, 2006, we began classifying certain new security purchases as trading securities. Similar securities were classified as available for sale for periods prior to March 31, 2006. Effective January 1, 2007, we began classifying convertible securities as hybrid securities. Hybrid securities generally combine both debt and equity characteristics. Prior to 2007, these securities were classified as convertible securities and redeemable preferred stock and unrealized gains and losses were recorded as accumulated other comprehensive income or loss. Our transition adjustment related to the adoption of SFAS No. 155 increased retained earnings at January 1, 2007, by $10.8 million, reducing accumulated other comprehensive income by the same amount.

For securities classified as either available for sale or held to maturity, we conduct a quarterly evaluation of declines in market value of the securities to determine whether the decline is other-than-temporary.

If fair value of a security is below the cost basis, and it is judged to be other-than-temporary, the cost basis of the individual security is written down to fair value through earnings as a realized loss and the fair value becomes the new basis. During the quarter ended March 31, 2007, we recorded approximately $0.6 million of charges related to declines in fair value of securities (mainly small cap value stocks) considered to be other-than-temporary. There were no such charges in the first quarter of 2006. At March 31, 2007 and 2006, there were no other investments held in the portfolio that were determined to be other-than-temporarily impaired. Realized gains and losses are determined on a specific identification method and are included in income.

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

The following table shows the gross unrealized losses and fair value of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2007.

	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government securities	$11,599	$76	$32,027	$610	$43,626	$686
U.S. government-sponsored enterprises	—	—	20,121	294	20,121	294
State and municipal obligations	282,767	2,700	84,021	684	366,788	3,384
Corporate bonds and notes	15,429	260	36,346	664	51,775	924
Asset-backed securities	114,508	1,352	98,806	1,789	213,314	3,141
Private placements	2,813	11	4,405	89	7,218	100
Foreign governments	30,573	204	62,746	1,774	93,319	1,978

Total	$457,689	$4,603	$338,472	$5,904	$796,161	$10,507

U.S. government securities

The unrealized losses of 12 months or greater duration as of March 31, 2007 on our investments in U.S. Treasury obligations were caused by interest rate increases. During the twelve-month period ending March 31, 2007, the Federal Reserve raised the federal funds rate two times for a total of 50 basis points. A majority of the securities remained at an unrealized loss position due to the rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at March 31, 2007.

U.S. government-sponsored enterprises

The unrealized losses of 12 months or greater duration as of March 31, 2007 on our investments in U.S. agency mortgage-backed securities were also caused by interest rate increases. The contractual cash flows of these investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of our investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at March 31, 2007.

State and municipal obligations

The unrealized losses of 12 months or greater duration as of March 31, 2007 on our investments in tax-exempt state and municipal securities were caused by interest rate increases. We believe that credit quality did not impact security pricing due to the relative high quality of the holdings (i.e., the majority of the securities were either AAA/Aaa rated bonds, insured, partially pre-refunded or partially escrowed to maturity). Because we have the ability and intent to hold these investments until a full recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at March 31, 2007.

Corporate bonds and notes

The unrealized losses of 12 months or greater duration as of March 31, 2007 on the majority of the securities in this category were caused by market interest rate increases. A majority of the securities remained at an unrealized loss position due to these rate increases. Unrealized losses for the remaining securities in this category are attributable to changes in business operations, resulting in widened credit spreads. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at March 31, 2007.

Asset-backed securities

The unrealized losses of 12 months or greater duration as of March 31, 2007 on the securities in this category were caused by market interest rate increases. A majority of the securities remained at an unrealized loss position due to the rate increases. Because we have the ability and intent to hold these investments until a full recovery of fair value, which may be maturity, we do not consider the investment in these securities to be other-than-temporarily impaired at March 31, 2007.

Private placements

The unrealized losses of 12 months or greater duration as of March 31, 2007 on the majority of the securities in this category were caused by market interest rate increases. A majority of the securities remained at an unrealized loss position due to the rate increases. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider the investment in these securities to be other-than-temporarily impaired at March 31, 2007.

Foreign governments

The unrealized losses of 12 months or greater duration as of March 31, 2007 on the majority of the securities in this category were caused by market interest rate increases. We believe that credit quality did not impact security pricing due to the relative high quality of the holdings (i.e., the majority of the securities were highly-rated governments and government agencies or corporate issues with minimum ratings of single-A). Because we have the ability and intent to hold these investments until a full recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at March 31, 2007.

For all investment categories, unrealized losses of less than 12 months in duration are generally attributable to interest rate increases. All securities were evaluated in accordance with our impairment recognition policy covering various time and price decline scenarios. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider the investment in these securities to be other-than-temporarily impaired at March 31, 2007.

The contractual maturity of securities in an unrealized loss position at March 31, 2007 was as follows:

(In millions)	Fair Value	Amortized Cost	Unrealized Loss
2007	$20.4	$20.5	$0.1
2008 – 2011	177.3	178.9	1.6
2012 – 2016	76.4	78.3	1.9
2017 and later	308.8	312.6	3.8
Mortgage-backed and other asset-backed securities	213.3	216.4	3.1

Total	$796.2	$806.7	$10.5

Liquidity and Capital Resources

We act mainly as a holding company for our insurance subsidiaries and do not have any significant operations of our own. Dividends from our subsidiaries, which may include dividends they have received from our affiliates (C-BASS and Sherman), and permitted payments to us under our tax- and expense-sharing arrangements with our subsidiaries, along with income from our investment portfolio are our principal sources of cash to pay stockholder dividends and to meet our obligations. These obligations include our operating expenses, including merger related expenses, taxes and interest and principal payments on our long-term debt. The payment of dividends and other distributions to us by our insurance subsidiaries are regulated by insurance laws and regulations. In general, dividends in excess of prescribed limits are deemed “extraordinary” and require insurance regulatory approval. In addition, although we have expense-sharing arrangements in place with our principal operating subsidiaries that require those subsidiaries to pay their share of holding company-level expenses, including interest expense on long-term debt, these expense-sharing arrangements may be changed at any time by the applicable state insurance departments. In addition, our insurance subsidiaries’ ability to pay dividends to us, and our ability to pay dividends to our stockholders, is subject to various conditions imposed by the rating agencies for us to maintain our ratings. If the cash we receive from our subsidiaries pursuant to expense- and tax-sharing arrangements is insufficient for us to fund our obligations, we may be required to seek addition capital by incurring additional debt, by issuing additional equity or by selling assets, which we may be unable to do on favorable terms, if at all. The need to raise additional capital or the failure to make timely payments on our obligations could have a material adverse effect on our business, financial condition and operating results.

For the three months ended March 31, 2007, we did not receive any dividends from our operating subsidiaries compared to $5.0 million received in the first quarter of 2006. Our insurance subsidiaries may be limited in the amount that they may pay in dividends to us during the next 12 months without first obtaining insurance department approval. We expect to receive modest dividends from our operating subsidiaries during the remainder of 2007 and do not currently expect to seek any extraordinary dividends.

C-BASS did not pay us any dividends during the quarter ended March 31, 2007 compared to $7.3 million in dividends paid to us during the first quarter of 2006. Sherman paid $51.5 million and $60.5 million of dividends to us during the quarters ended March 31, 2007 and 2006, respectively. All dividends from C-BASS and Sherman are initially distributed to our insurance subsidiaries, and therefore are subject to regulatory limitations, as discussed above.

We are currently under examination by the Internal Revenue Service (“IRS”) for the 1999 through 2005 tax years. To date, the IRS examination remains in the discovery phase and no formal notice of proposed adjustment has been received. However, the IRS has indicated that it opposes the recognition of certain tax losses that were generated through our investment in a portfolio of residual interests in Real Estate Mortgage Investment Conduits (“REMICs”). The IRS has indicated that it may issue a formal notice of proposed adjustment upon its completion of discovery which is anticipated to conclude during the fourth quarter of 2007. We will contest any proposed adjustment relating to the IRS’s opposition of the tax losses in question. Upon receipt of the IRS’s proposed adjustment we may make a “payment on account” with the United States Department of the Treasury in order to avoid the accrual of the above-market-rate interest associated with management’s estimate of the potentially unsettled adjustment. We currently anticipate that funding the payment on account could occur during the fourth quarter of 2007 or the first quarter of 2008, and we estimate the capital requirement for such payment to be approximately $84.0 million. Any ultimate overpayment associated with the payment on account would be recovered through a formal claim for refund process.

Our insurance subsidiaries are permitted to allocate capital resources within certain insurance department and rating agency guidelines by making direct investments.

Short-Term Liquidity Needs

Our liquidity needs over the next 12 months include funds for the payment of dividends on our common stock, debt service payments on our outstanding long-term debt, claim payments on our insured obligations, operating expenses, including merger related expenses and potentially, to fund a payment on account related to the IRS investigation described above. We expect to fund these requirements with amounts received under our expense-sharing arrangements or as dividends from our insurance operating subsidiaries, subject to regulatory requirements, which may include dividends to these subsidiaries from our affiliates (C-BASS and Sherman) and from working capital, all of which we expect to be sufficient to make such payments for at least the next 12 months.

Based on our current intention to pay quarterly common stock dividends of approximately $0.02 per share and assuming that our common stock outstanding remains constant at 80,285,430 shares at March 31, 2007, we would require approximately $4.8 million to pay our quarterly dividends for the remainder of 2007. We will also require approximately $46.9 million annually to pay the debt service on our outstanding long-term debt.

Our sources of working capital consist mostly of premiums written by our insurance operating subsidiaries and investment income at both the parent company and operating subsidiary levels. Working capital is applied mainly to the payment of our insurance operating subsidiaries’ claims, operating expenses and to fund our stock repurchase programs. Cash flows from operating activities for the three months ended March 31, 2007 were $204.2 million, compared to $127.3 million for the three months ended March 31, 2006. Positive cash flows are invested pending future payments of claims and other expenses.

We believe that the operating cash flows generated by each of our insurance subsidiaries will provide those subsidiaries with sufficient funds to satisfy their claim payments and operating expenses for at least the next 12 months. In the unlikely event that claim payment obligations and operating expenses exceed the operating cash flows generated by our insurance operating subsidiaries, we believe that we have the ability to fund any excess from sales of short-term investments maintained at the parent company. At March 31, 2007, the parent company had cash and liquid investment securities of $85.6 million. In the unlikely event that we are unable to fund excess claim payments and operating expenses through the sale of short-term investments, we may be required to incur unanticipated capital losses or delays in connection with the sale of less liquid securities held by us. In any event, we do not anticipate the need for borrowings, under credit facilities or otherwise, to satisfy claim payment obligations or other operating expenses.

Long-Term Liquidity Needs

Our most significant need for liquidity beyond the next twelve months is the repayment of the principal amount of our outstanding long-term debt. We expect to meet our long-term liquidity needs using excess working capital, sales of investments, borrowings under our credit facility or through the private or public issuance of debt or equity securities.

Reconciliation of Net Income to Cash Flows from Operations

The following table reconciles net income to cash flows from operations for the three months ended March 31, 2007 and 2006 (in thousands):

	March 31 2007	March 31 2006
Net income	$113,467	$163,698
Increase (decrease) in reserves	9,585	(9,766)
Deferred tax provision	14,800	54,060
Increase in unearned premiums	27,842	25,338
Increase in deferred policy acquisition costs	(3,825)	(1,139)
Early termination receipts (payments) (1)	11,228	(68,000)
Equity in earnings of affiliates	(22,772)	(58,340)
Distributions from affiliates (1)	51,512	67,862
Gains on sales and change in fair value of derivatives	(27,534)	(40,484)
Decrease (increase) in prepaid federal income taxes (1)	20,500	(54,190)
Other	9,384	48,282

Cash flows from operations	$204,187	$127,321

(1)	Cash item.

Cash flows from operations for the three months ended March 31, 2007 increased from the comparable period of 2006. Cash flows from operations for 2007 include $11.2 million in receipts from the termination of certain financial guaranty derivative contracts compared to a $68.0 million payment in the first quarter of 2006 to terminate a derivative financial guaranty contract. We do not expect that net income will greatly exceed cash flows from operations in future periods.

Stock Repurchase Programs

Since September 2002, our board of directors has authorized five separate repurchase programs, for the repurchase, in the aggregate, of up to 21.5 million shares of our common stock on the open market. At March 31, 2007, we had repurchased approximately 20.1 million shares under these programs for a total cost of approximately $990.5 million.

On November 9, 2006, our board of directors authorized the purchase of an additional 2.0 million shares as part of an expansion of our existing 4.0 million share repurchase program. At March 31, 2007, we had repurchased an additional 71 thousand of the additional 2.0 million shares at a cost of approximately $4.0 million. Subsequent to March 31, 2007, we repurchased approximately 288,000 additional shares at a cost of approximately $16.5 million. The board did not set an expiration date for this program. All share purchases made to date were funded from available working capital and were made from time to time, depending on market conditions, stock price and other factors.

We also may purchase shares on the open market to meet option exercise obligations and to fund 401(k) matches and purchases under our Employee Stock Purchase Plan and may consider additional stock repurchase programs in the future.

Stockholders’ Equity

Stockholders’ equity was $4.2 billion at March 31, 2007, compared to $4.1 billion at December 31, 2006. The approximate $0.1 billion increase in stockholders’ equity resulted from net income of $113.5 million and proceeds from the issuance of common stock under incentive plans of $48.5 million, partially offset by dividends paid of $1.6 million, our repurchase of 71 thousand shares of our common stock for approximately $4.0 million, a $21.2 million reduction as a result of implementing FIN 48 and a decrease in market value of securities available for sale of $10.5 million.

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

In the mortgage insurance segment, reserves for losses generally are not established until we are notified that a borrower has missed two payments. We also establish reserves for associated loss adjustment expenses (“LAE”), consisting of the estimated cost of the claims administration process, including legal and other fees and expenses associated with administering the claims process. SFAS No. 60 “Accounting and Reporting by Insurance Enterprises,” (“SFAS No. 60”) specifically excludes mortgage guaranty insurance from its guidance relating to the reserve for losses. We maintain an extensive database of claim payment history and use models, based on a variety of loan characteristics, including the status of the loan as reported by its servicer, and macroeconomic factors such as regional economic conditions that involve significant variability over time, as well as more static factors such as the estimated foreclosure period in the area where the default exists, to help determine the likelihood that a default will result in a claim (referred to as the “claim rate”), the amount that we will pay if a default becomes a claim (referred to as “claim severity”) and based on these estimates, the appropriate loss reserve at any point in time.

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

The following table shows the mortgage insurance range of loss and LAE reserves, as determined by our actuaries, and recorded reserves for losses and LAE, as of March 31, 2007 and December 31, 2006:

	As of March 31, 2007			As of December 31, 2006
Loss and LAE Reserves (in millions)	Low	High	Recorded	Low	High	Recorded
Mortgage Insurance Operations	$613.6	$717.9	$676.7	$592.0	$693.7	$653.2

At March 31, 2007 and December 31, 2006, we made a judgment to reserve at a level above the midpoint, given the uncertainty around the ultimate performance of our defaulted non-prime products and the potential overpricing in certain housing markets.

We considered the sensitivity on loss reserve estimates at March 31, 2007, by assessing the potential changes resulting from a hypothetical parallel shift in severity and claim rate. For example, assuming all other factors remain constant, for every 1% change in claim severity or claim rate, we estimated a $6.0 million change in our loss reserves at March 31, 2007.

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

-

At March 31, 2007, we had case reserves and LAE reserves on financial guaranty policies of $42.0 million. Of this amount, $30.9 million was attributable to a single manufactured housing transaction originated and serviced by Conseco Finance Corp. We have a high degree of certainty that we will suffer losses with respect to this insured obligation equal to the amount reserved, which equals the total amount of the remaining insured obligation. The case and LAE reserves also include $9.2 million attributable to 21 reinsured obligations on which our total par outstanding is $21.7 million. These reserves are established based on amounts conveyed to us by the ceding companies and confirmed by us. We do not have any reasonable expectation that the ultimate losses will deviate materially from the amount reserved. The remaining $1.9 million of case and LAE reserves is attributable to seven insured obligations, partially offset by salvage recoveries on two other insured obligations.

-

At March 31, 2007, four credits were included in our allocated non-specific reserves of $23.5 million. We expect that we will suffer losses with respect to these insured obligations approximately equal to the amount reserved of $23.5 million. These credits have a par amount of $46.6 million.

•

Our unallocated non-specific reserves are established over time by applying expected default factors to the premiums earned during each reporting period. The expected lifetime losses for each credit are determined by multiplying the expected frequency of losses on that credit by the expected severity of losses on that credit and multiplying this number, the loss factor, by that credit’s outstanding par amount. The expected frequency and severity of losses for each credit is generated from three sources— two that are published by major rating agencies and one that is generated by a proprietary internal model—based on the product class, published rating and term to maturity for each credit. We set the expected lifetime losses for each credit at a point in the range between the highest and lowest expected lifetime loss factors generated by the rating agency and internally generated models. The default rates published by rating agencies tend to be very low because we mostly insure investment-grade obligations that, historically, have a very low probability of default. Although the default rate is low, the amount of losses upon default can be very high because we tend to insure large financial obligations. Because of the low incidence of losses on financial guaranty obligations, it is also very difficult to estimate the timing of losses on our insured obligations for which we have not yet established a case reserve or allocated non-specific reserve. The default factors for the three months ended March 31, 2007, approximated 10% of earned premiums on public finance credits and 15% of earned premiums on structured finance credits. As a result of favorable loss development during the past year, in the first quarter of 2007, we reversed some unallocated non-specific reserves and lowered the default factor for structured finance credits from 20% to 15%.

•

Our unallocated non-specific loss reserve at March 31, 2007, was $60.7 million. The range between the unallocated non-specific reserves that would have resulted from applying the highest and lowest default factors generated by any of the three models was approximately $24 million to $66 million, which we believe provides a reasonably likely range of expected losses. None of the product types that we insure accounted for a materially disproportionate share of the variability within that range.

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

On April 18, 2007, the FASB issued an exposure draft “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60”. The proposed statement provides guidance with respect to the timing of claim liability recognition, premium recognition and the related amortization of deferred policy acquisition costs, specifically for financial guaranty contracts issued by insurance companies that are not accounted for as derivative contracts under SFAS No. 133. The goal of the proposed statement is to reduce diversity in accounting by financial guaranty insurers, thereby enabling users to better understand and more readily compare insurers’ financial statements. The FASB is also expected to examine the appropriate accounting model for other insurance products with similar characteristics, such as mortgage guaranty contracts and trade credit insurance. Final guidance from the FASB regarding accounting for financial guaranty insurance is expected to be issued sometime in 2007. When the FASB or the SEC reaches a conclusion on these issues, we and the rest of the financial guaranty industry may be required to change some aspects of our accounting policies. Management is unable to estimate at this time what impact, if any, the ultimate resolution of this issue may have on our financial condition or operating results.

Derivative Instruments and Hedging Activity

We account for derivatives under SFAS No. 133, as amended and interpreted. In general, SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their respective fair values. All derivative instruments are recognized in our condensed consolidated balance sheets as either assets or liabilities depending on the rights or obligations under the contracts. The interest rate swaps that we have entered into qualify as hedges and are accounted for as fair value hedges. Our forward foreign currency contracts, credit protection in the form of credit default swaps and NIMs do not qualify as hedges under SFAS No. 133, so changes in their fair value are included in current earnings in our condensed consolidated statements of income. Net unrealized gains and losses on credit default swaps and certain other derivative contracts are included in other assets on our condensed consolidated balance sheets.

In February 2006, the FASB issued SFAS No. 155, an amendment of SFAS Nos. 133 and 140. SFAS No. 155, (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (v) amends FASB Statement No. 140 to eliminate the exemption from applying the requirements of FASB Statement No. 133 on a qualifying special- purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

We adopted SFAS No. 155 on January 1, 2007. Accordingly, securities that were previously classified as trading securities on our condensed consolidated balance sheets were reclassified to hybrid securities on our condensed consolidated balance sheets on the date of adoption. In addition, as allowed under the provisions of SFAS No. 155, we elected to record convertible securities at fair value and changes in the fair value are recorded as net gains or losses on securities. At adoption, we recorded an after-tax reclassification to retained earnings from other comprehensive income of approximately $10.8 million, which represented the cumulative adjustment to fair value that had previously been reported as a component of other comprehensive income.

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

A summary of our derivative information, as of and for the periods indicated, is as follows:

Balance Sheets (In millions)	March 31 2007	December 31 2006	March 31 2006
Trading Securities
Cost	$0.1	$66.9	$79.8
Fair value	0.4	106.3	115.8

Derivative financial guaranty contracts
Notional value	$60,885.0	$52,563.0	$36,509.0

Gross unrealized gains	$124.6	$119.3	$118.3
Gross unrealized losses	34.1	31.7	22.7

Net unrealized gains	$90.5	$87.6	$95.6

The components of the change in fair value of derivative instruments are as follows:

	Three Months Ended March 31
Statements of Income (In millions)	2007	2006
Trading securities	$(0.3)	$14.8
Derivative financial guaranty contracts	14.1	2.8

Net gains	$13.8	$17.6

The following table presents information at March 31, 2007 and December 31, 2006 related to net unrealized gains or losses on derivative financial guaranty contracts (included in other assets on our condensed consolidated balance sheets).

	March 31 2007	December 31 2006
	(In millions)
Balance at January 1	$87.6	$26.2
Net gains (losses) recorded	14.1	(2.2)
Defaults
Recoveries	(0.1)	(4.6)
Payments	0.1	0.2
Early termination (receipts)/payments	(11.2)	68.0

Balance at end of period	$90.5	$87.6

The application of SFAS No. 133, as amended, could result in volatility from period to period in gains and losses as reported on our condensed consolidated statements of income. These gains and losses result mostly from changes in corporate credit or asset-backed spreads and changes in the creditworthiness of underlying corporate entities or the credit performance of the assets underlying an asset-backed security. Any incurred gains or losses on such contracts would be recognized as a change in the fair value of derivative instruments. We are unable to predict the effect this volatility may have on our financial position or results of operations.

We record premiums and origination costs related to credit default swaps and certain other derivative contracts in premiums written and policy acquisition costs, respectively, on our condensed consolidated statements of income. Our classification of these contracts is the same whether we are a direct insurer or we assume these contracts.

In accordance with our risk management policies, we may enter into derivatives to hedge the interest rate risk related to our long-term debt. As of March 31, 2007, we were a party to two interest rate swap contracts relating to our 5.625% unsecured senior notes due 2013. These interest rate swaps are designed as fair value hedges that hedge the change in fair value of our long-term debt arising from interest rate increases. During 2007 and 2006, the fair value hedges were 100% effective. Therefore, the change in the fair value of the derivative instruments in our condensed consolidated statements of income was offset by the change in the fair value of the hedged debt. These interest-rate swap contracts mature in February 2013.

Terms of the interest rate swap contracts at March 31, 2007 were as follows (dollars in thousands):

Notional amount	$250,000
Rate received—Fixed	5.625%
Rate paid—Floating (a)	5.963%
Maturity date	February 15, 2013
Unrealized loss	$3,657

(a)	The March 31, 2007 six-month LIBOR forward rate at the next swap payment date plus 87.4 basis points.

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

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” FIN 48 is effective for fiscal years beginning after December 15, 2006, and clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN 48 in the first quarter of 2007. The cumulative effect of applying the provisions of FIN 48 was an increase of approximately $218 million in current income taxes payable, a decrease of approximately $197 million in the deferred federal income taxes payable and a corresponding decrease of approximately $21 million in beginning retained earnings. Our policy for the recognition of interest and penalties associated with uncertain tax positions is to record such items as a component of our provision for income taxes.

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

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). SFAS No. 158 requires us to recognize the funded status of a benefit plan—measured as the difference between plan assets at fair value (with limited exceptions) and the benefit obligation—in our consolidated balance sheets. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation. SFAS No. 158 also requires us to recognize as a component of accumulated other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. Amounts recognized in accumulated other comprehensive income, including the gains or losses, prior service costs or credits, and the transition asset or obligation remaining, are adjusted as they are subsequently recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of those statements. In addition, SFAS No. 158 requires us to measure defined benefit plan assets and obligations as of the date of our fiscal year-end statement of financial position (with limited exceptions), and to disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. Employers with publicly traded equity securities are required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. We adopted this statement effective December 31, 2006. The implementation of SFAS No. 158 had an immaterial affect on our condensed consolidated financial statements. See Note 11 of notes to condensed consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure financial instruments and certain other items at fair value. Items eligible for fair value measurement option established by this statement are (i) recognized financial assets and financial liabilities (with some exceptions), (ii) firm commitments that would otherwise not be recognized at inception and that involve only financial instruments, (iii) nonfinancial insurance contracts and warranties that the insurer can settle by paying a third party to provide those goods or services, and (iv) host financial instruments resulting from separation of an embedded nonfinancial derivative instrument from a nonfinancial hybrid instrument. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Management currently is considering the impact, if any, that may result from the adoption of SFAS No. 159.

In September 2005, Statement of Position (“SOP”) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts” (“SOP 05-1”), was issued. This SOP provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The adoption of SOP 05-1 did not have a material impact on our condensed consolidated financial statements.

The Emerging Issues Tax Force (“EITF”) reached a consensus on EITF Issue No. 06-4, “The Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). EITF 06-4 addresses whether the postretirement benefit associated with an endorsement split-dollar life insurance arrangement is effectively settled in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” and Accounting Principles Board (“APB”) Opinion No. 12 “Omnibus Opinion—1967” upon entering into such an arrangement. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. Management is considering the impact, if any, that may result from the adoption of EITF 06-4.

The EITF reached a consensus on EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance—Determining the Amount that Could be Realized in Accordance with FASB Technical Bulletin No. 85-4” (“EITF 06-5”). EITF 06-5 addresses (i) whether a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract in accordance with Technical Bulletin 85-4, (ii) whether a policyholder should consider the contractual ability to surrender all of the individual-life policies (or certificates in a group policy) at the same time in determining the amount that could be realized under the insurance contract in accordance with Technical Bulletin 85-4 and (iii) whether the cash surrender value component of the amount that could be realized under the insurance contract in accordance with Technical Bulletin 85-4 “Accounting for Purchases of Life Insurance” should be discounted in accordance with APB Opinion No. 21 “Interest on Receivables and Payables”, when contractual limitations on the ability to surrender a policy exist. EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The impact, as a result of adopting EITF 06-5 effective January 1, 2007, was not material to our condensed consolidated financial statements.

In May 2007, the FASB issued FSP No. FIN 48-1 “Definition of Settlement in FASB Interpretation No. 48”, (“FSP FIN 48-1”) which clarifies when a tax position is considered settled under FIN No. 48. FSP FIN 48-1 is applicable at the adoption of FIN No. 48, which was January 1, 2007 for us and did not have an impact on our tax position at March 31, 2007.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk represents the potential for loss due to adverse changes in the value of financial instruments as a result of changes in market conditions. Examples of market risk include changes in interest rates, foreign currency exchange rates, credit spreads and equity prices. We perform, on an annual basis, a sensitivity analysis to determine the effects of market risk exposures on our financial instruments, including in particular, investment securities and certain financial guaranty insurance contracts. This analysis is performed by expressing the potential loss in future earnings, fair values or cash flows of market risk sensitive instruments resulting from one or more selected hypothetical changes in interest rates, foreign currency exchange rates, credit spreads and equity prices. Our sensitivity analysis is sometimes referred to as a parallel shift in yield curve with all other factors remaining constant. In addition, on a quarterly basis, we review changes in interest rates, foreign currency exchange rates, credit spreads and equity prices to determine whether there has been a material change in our market risk since that presented in connection with our annual sensitivity analysis. For the quarter ended March 31, 2007, there were no material changes in our market risk.

Interest Rate Risk

The primary market risk in our investment portfolio is interest rate risk, namely the fair value sensitivity of a fixed-income security to changes in interest rates. We manage our investment portfolio to minimize exposure to interest rates by monitoring our investments to ensure a proper mix of the types of securities held and to stagger the maturities of fixed-income securities. We estimate the changes in fair value of our fixed-income securities by projecting an instantaneous increase and decrease in interest rates. The carrying value of our total investment portfolio at March 31, 2007 and December 31, 2006, was $5.9 billion and $5.7 billion, respectively, of which 78.6% and 88.1%, respectively, was invested in fixed maturities. Our analysts estimate the payout pattern of the mortgage insurance loss reserves to determine their duration, which is measured by the weighted average payments expressed in years. At March 31, 2007, the average duration of the fixed-income portfolio was 5.83 years.

In April 2004, we entered into interest-rate swaps that, in effect, converted a portion of our fixed-rate long-term debt to a variable rate based on a spread over the six-month LIBOR for the remaining term of the debt.

The market value and cost of our long-term debt at March 31, 2007 was $765.5 million and $747.8 million, respectively.

Foreign Exchange Rate Risk

One means of assessing exposure to changes in foreign currency exchange rates on market sensitive instruments is to model effects on reported earnings using a sensitivity analysis. We analyze our currency exposure annually by identifying our investment portfolio denominated in currencies other than the U.S. dollar. There have been no material changes in our foreign exchange rate risk during the three months ended March 31, 2007.

Equity Market Price

Exposure to changes in equity market prices can be estimated by assessing the potential changes in market values on our equity investments resulting from a hypothetical broad-based decline in equity market prices of 10%. At March 31, 2007, the market value and cost of our equity securities were $297.2 million and $219.4 million, respectively. There have been no material changes in our equity market price risk during the three months ended March 31, 2007.

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

As previously disclosed in the joint proxy statement/prospectus for our 2007 annual meeting of stockholders, on February 8, 2007, a purported stockholder class action lawsuit related to our pending merger with MGIC (the “Action”) was filed in the Court of Common Pleas, Philadelphia County, Civil Trial Division in the State of Pennsylvania (the “Court of Common Pleas”) by Catherine Rubery against Radian and its directors. The lawsuit alleges, among other things, that the merger consideration to be received by Radian stockholders was inadequate and that the individual defendants, among other things, breached their duties of care, loyalty, good faith and independence to the stockholders in connection with the merger. The complaint seeks class action status as well as injunctive, declaratory and other equitable relief.

On March 19, 2007, defendants removed the Action to the United States District Court for the Eastern District of Pennsylvania (the “Eastern District”), and on March 26, 2007, defendants moved to dismiss the Action, or, in the alternative, for a briefing schedule in connection with any potential motion by the plaintiff to remand the Action to the Court of Common Pleas. On April 18, 2007, plaintiff moved to remand the Action to the Court of Common Pleas, which motion defendants opposed. The motion is presently pending in the Eastern District, and a briefing schedule for the motion has been established. We believe this lawsuit is without merit and intend to continue to vigorously defend the Action.

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

There have been no material changes in the risks affecting us or our subsidiaries as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c) The following table provides information about repurchases by us during the quarter ended March 31, 2007 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
1/01/2007 to 1/31/2007	—	$—	—	1,500,000
2/01/2007 to 2/28/2007	—	—	—	1,500,000
3/01/2007 to 3/31/2007	70,968	56.09	70,968	1,429,032

Total	70,968	$56.09	70,968

(1)	On February 8, 2006, our board of directors authorized the repurchase of up to 4.0 million shares of our common stock on the open market under a new repurchase plan. On November 9, 2006, our board of directors authorized the purchase of an additional 2.0 million shares as part of an expansion of the existing stock repurchase program. Stock purchases under this program are funded from available working capital and are made from time to time, depending on market conditions, stock price and other factors. The board did not set an expiration date for this program.
(2)	Amounts shown in this column reflect the number of shares remaining under the additional 2.0 million share authorization referenced in Note 1 above.

Item 5.	Other Information.

On May 8, 2007, upon the recommendation of the Compensation and Human Resources Committee of our board of directors, the board approved an amendment to the Radian Group Inc. 1997 Employee Stock Purchase Plan (the “ESPP”) providing for:

•	The extension of the expiration date of the ESPP from July 15, 2007 to July 15, 2009;

•

The suspension of the ESPP effective upon the consummation of the purchase of shares of common stock in connection with the expiration of the current offering and purchase periods under the plan on June 30, 2007; and

•	Notwithstanding the extension of the plan, the termination of the plan immediately prior to the effective time of our merger with MGIC.

Both the suspension and termination of the plan are required pursuant to our merger agreement with MGIC. A copy of the amendment to the ESPP is filed as Exhibit 10.6 to this quarterly report on Form 10-Q and is incorporated into this Item 5 as if fully set forth herein.

Item 6.	Exhibits.

Exhibit No.	Exhibit Name
2.1	Agreement and Plan of Merger, dated as of February 6, 2007, by and between Radian Group Inc. and MGIC Investment Corporation(1)

+10.1	Transition Agreement and General Release between Radian Group Inc. and Roy Kasmar, dated January 9, 2007(2)

+10.2	Amendment No. 5 to Radian Group Inc. Pension Plan (Amended and Restated January 1, 1997), dated February 5, 2007(3)

*+10.3	Amendment No. 6 to Radian Group Inc. Pension Plan (Amended and Restated January 1, 1997), dated April 10, 2007

+10.4	Amendment to Radian Group Inc. Equity Compensation Plan (Amended and Restated May 9, 2006), dated February 5, 2007(4)

+10.5	Form of Restricted Stock Award Agreement for awards granted on or after February 5, 2007(5)

*+10.6	Amendment No. 1 to Radian Group Inc. 1997 Employee Stock Purchase Plan

*11	Statement re: Computation of Per Share Earnings

*31	Rule 13a – 14(a) Certifications

*32	Section 1350 Certifications

*	Filed herewith.
+	Management contract, compensatory plan or arrangement.
(1)	Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated February 6, 2007 and filed on February 12, 2007.
(2)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated January 9, 2007 and filed on January 10, 2007.
(3)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated February 5, 2007 and filed on February 9, 2007.
(4)	Incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
(5)	Incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Radian Group Inc.

Date: May 10, 2007	/S/ C. ROBERT QUINT
C. Robert Quint
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Name
2.1	Agreement and Plan of Merger, dated as of February 6, 2007, by and between Radian Group Inc. and MGIC Investment Corporation(1)

+10.1	Transition Agreement and General Release between Radian Group Inc. and Roy Kasmar, dated January 9, 2007(2)

+10.2	Amendment No. 5 to Radian Group Inc. Pension Plan (Amended and Restated January 1, 1997), dated February 5, 2007(3)

*+10.3	Amendment No. 6 to Radian Group Inc. Pension Plan (Amended and Restated January 1, 1997), dated April 10, 2007

+10.4	Amendment to Radian Group Inc. Equity Compensation Plan (Amended and Restated May 9, 2006), dated February 5, 2007(4)

+10.5	Form of Restricted Stock Award Agreement for awards granted on or after February 5, 2007(5)

*+10.6	Amendment No. 1 to Radian Group Inc. 1997 Employee Stock Purchase Plan

*11	Statement re: Computation of Per Share Earnings

*31	Rule 13a – 14(a) Certifications

*32	Section 1350 Certifications

*	Filed herewith.
+	Management contract, compensatory plan or arrangement.
(1)	Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated February 6, 2007 and filed on February 12, 2007.
(2)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated January 9, 2007 and filed on January 10, 2007.
(3)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated February 5, 2007 and filed on February 9, 2007.
(4)	Incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
(5)	Incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.