Form 10-Q
period 2007-06-30
RADIAN GROUP INC
filed 2007-08-09
CIK 890926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 80,408,329 shares of common stock, $0.001 par value per share, outstanding on July 31, 2007.

Radian Group Inc.

Forward Looking Statements—Safe Harbor Provisions

All statements in this report that address events, developments or results that we expect or anticipate may occur in the future are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the U.S. Private Securities Litigation Reform Act of 1995. In most cases, forward-looking statements may be identified by words such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “goal,” “contemplate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue” or the negative or other variations on these words and other similar expressions. These statements are made on the basis of management’s current views and assumptions with respect to future events. Any forward-looking statement is not a guarantee of future performance and actual results could differ materially from those contained in the forward looking information. The forward-looking statements, as well as our prospects as a whole, are subject to risks and uncertainties, including the following:

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

•

the application of existing federal or state consumer, lending, insurance and other applicable laws and regulations, or changes in these laws and regulations or the way they are interpreted; including, without

i

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

•

changes in accounting guidance from the Securities and Exchange Commission (“SEC”) or the Financial Accounting Standards Board (in particular changes regarding income recognition and the treatment of loss reserves in both the mortgage insurance and financial guaranty industries);

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

•

the amount of the impairment charge related to our interest in Credit-Based Asset Servicing and Securitization LLC (“C-BASS”), which has not yet been determined and may be influenced by: changes in the market for subprime mortgages and the amount, timing and severity of market dislocations occurring in the subprime market; the amount, timing and severity of any future margin calls that C-BASS may receive; C-BASS’s ability to obtain sufficient and timely financing to support its liquidity position; and the ability of Radian and MGIC Investment Corporation (“MGIC”) to sell part or all of their interests in C-BASS and the amount that may be received in connection with any such sale;

•	changes in the availability of affordable or adequate reinsurance for our other than prime risk; and

•

risks and uncertainties associated with our proposed merger with MGIC, including, without limitation: the ability to complete the transaction on the proposed terms and schedule; the risk that the two companies and their businesses will not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected; litigation relating to the merger; customer attrition and disruption from the transaction making it more difficult to maintain relationships with customers, employees or other business relationships; the possibility that revenues following the merger may be lower than expected; the risk that the cost savings and any other synergies from the transaction may not be fully realized or may take longer to realize than expected; the risk that potential sales of assets in connection with the merger may negatively impact the financial performance of the combined company; any ratings actions with respect to our credit ratings or the insurance financial strength ratings assigned by the major ratings agencies to any of our rated insurance subsidiaries in the event the merger is not completed; and the possibility that the merger may not be completed, whether due to the failure to receive the requisite regulatory approvals or otherwise, which may have an adverse effect on our customers, employees and other business relationships, and may have a materially adverse impact on our financial results and prospects.

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

ii

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Radian Group Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

($ in thousands)	June 30 2007	December 31 2006
Assets
Investments
Fixed maturities held to maturity—at amortized cost (fair value $76,399 and $86,817)	$74,599	$84,314
Fixed maturities available for sale—at fair value (amortized cost $4,546,973 and $4,818,050)	4,587,667	4,975,773
Trading securities—at fair value (cost $36,335 and $87,009)	39,344	128,202
Equity securities—at fair value (cost $215,548 and $222,444)	306,413	298,235
Hybrid securities—at fair value (amortized cost $538,553)	595,424	—
Short-term investments	289,752	238,677
Other invested assets (cost $23,597 and $15,727)	26,778	20,126

Total investments	5,919,977	5,745,327
Cash	108,838	57,901
Investment in affiliates	639,571	618,841
Deferred policy acquisition costs	232,548	221,769
Prepaid federal income taxes	860,135	808,740
Provisional losses recoverable	—	12,479
Accrued investment income	63,020	62,823
Accounts and notes receivable (less allowance of $580 and $1,179)	64,027	55,672
Property and equipment, at cost (less accumulated depreciation of $76,157 and $69,314)	29,846	33,937
Other assets	200,123	311,182

Total assets	$8,118,085	$7,928,671

Liabilities and Stockholders’ Equity
Unearned premiums	$987,788	$943,687
Reserve for losses and loss adjustment expenses	909,371	842,283
Long-term debt	747,929	747,770
Current income taxes payable, net	220,951	—
Deferred income taxes payable, net	888,667	1,129,740
Accounts payable and accrued expenses	220,661	197,634

Total liabilities	3,975,367	3,861,114

Commitments and Contingencies (Note 15)
Stockholders’ equity
Common stock: par value $.001 per share; 200,000,000 shares authorized; 97,631,763 and 97,625,407 shares issued at June 30, 2007 and December 31, 2006, respectively; 80,393,796 and 79,401,691 shares outstanding at June 30, 2007 and December 31, 2006, respectively	97	97
Treasury stock: 17,237,967 and 18,223,716 shares at June 30, 2007 and December 31, 2006, respectively	(890,521)	(931,012)
Additional paid-in capital	1,326,538	1,347,205
Retained earnings	3,609,259	3,489,290
Accumulated other comprehensive income	97,345	161,977

Total stockholders’ equity	4,142,718	4,067,557

Total liabilities and stockholders’ equity	$8,118,085	$7,928,671

See notes to unaudited condensed consolidated financial statements.

Radian Group Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
(In thousands, except per-share amounts)	2007	2006	2007	2006
Revenues:
Premiums written:
Direct	$277,683	$299,462	$566,826	$582,241
Assumed	27,241	35,830	51,975	60,105
Ceded	(37,368)	(36,417)	(73,611)	(63,866)

Net premiums written	267,556	298,875	545,190	578,480
Increase in unearned premiums	(12,672)	(39,789)	(41,171)	(65,697)

Net premiums earned	254,884	259,086	504,019	512,783
Net investment income	62,650	59,678	123,646	113,938
Net gains on securities	25,694	5,324	39,439	28,178
Change in fair value of derivative instruments	(103,120)	(25,287)	(89,331)	(7,657)
Other income	3,102	5,778	6,920	10,989

Total revenues	243,210	304,579	584,693	658,231

Expenses:
Provision for losses	173,962	84,860	281,004	163,494
Policy acquisition costs	24,198	26,820	52,452	54,184
Other operating expenses	57,608	58,099	115,303	118,376
Interest expense	12,360	12,538	25,416	24,378

Total expenses	268,128	182,317	474,175	360,432

Equity in net income of affiliates	49,507	72,038	72,279	130,378

Pretax income	24,589	194,300	182,797	428,177
Income tax provision	3,506	46,155	48,247	116,334

Net income	$21,083	$148,145	$134,550	$311,843

Basic net income per share	$0.26	$1.81	$1.70	$3.79

Diluted net income per share	$0.26	$1.79	$1.68	$3.75

Average number of common shares outstanding—basic	79,627	81,921	79,295	82,355

Average number of common and common equivalent shares outstanding—diluted	80,545	82,756	80,279	83,100

Dividends declared per share	$0.02	$0.02	$0.04	$0.04

See notes to unaudited condensed consolidated financial statements.

Radian Group Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock	Treasury Stock	Additional Paid-in Capital	Deferred Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)		Other	Total
(In thousands)						Foreign Currency Translation Adjustment	Unrealized Holding Gains (Losses)
BALANCE, JANUARY 1, 2006	$97	$(688,048)	$1,318,910	$(1,843)	$2,913,649	$2,135	$117,980	$—	$3,662,880
Comprehensive income:
Net income	—	—	—	—	311,843	—	—	—	311,843
Unrealized foreign currency translation adjustment, net of tax of $2,701	—	—	—	—	—	5,016	—	—	5,016
Unrealized holding losses arising during period, net of tax benefit of $19,847	—	—	—	—	—	—	(36,859)	—	—
Less: Reclassification adjustment for net gains included in net income, net of tax of $10,278	—	—	—	—	—	—	(19,088)	—	—

Net unrealized loss on investments, net of tax benefit of $30,125	—	—	—	—	—	—	(55,947)	—	(55,947)

Comprehensive income	—	—	—	—	—	—	—	—	260,912
Issuance of common stock under incentive plans	—	14,853	11,891	—	—	—	—	—	26,744
Issuance of restricted stock	—	—	(1,583)	—	—	—	—	—	(1,583)
Amortization of restricted stock	—	—	732	—	—	—	—	—	732
Reclassification of deferred compensation	—	—	(1,843)	1,843	—	—	—	—	—
Stock-based compensation expense-options	—	—	5,708	—	—	—	—	—	5,708
Treasury stock purchased	—	(121,922)		—		—	—	—	(121,922)
Dividends paid	—	—	—	—	(3,303)	—	—	—	(3,303)

BALANCE, JUNE 30, 2006	$97	$(795,117)	$1,333,815	$—	$3,222,189	$7,151	$62,033	$—	$3,830,168

BALANCE prior to implementation effects, JANUARY 1, 2007	$97	$(931,012)	$1,347,205	$—	$3,489,290	$9,796	$151,934	$247	$4,067,557
FIN 48 cumulative effect of change in accounting (See Note 8)	—	—	—	—	(21,214)	—	—	—	(21,214)
FAS 155 cumulative effect of change in accounting (See Note 2)	—	—	—	—	9,844	—	(9,844)	—	—

BALANCE, JANUARY 1, 2007, as adjusted	97	(931,012)	1,347,205	—	3,477,920	9,796	142,090	247	4,046,343
Comprehensive income:
Net income	—	—	—	—	134,550	—	—	—	134,550
Unrealized foreign currency translation adjustment, net of tax of $1,342	—	—	—	—	—	2,491	—	—	2,491
Unrealized holding losses arising during the period, net of tax benefit of $28,743	—	—	—	—	—	—	(53,378)	—	—
Less: Reclassification adjustment for net gains included in net income, net of tax of $2,100	—	—	—	—	—	—	(3,901)	—	—

Net unrealized loss on investments, net of tax benefit of $30,843	—	—	—	—	—	—	(57,279)	—	(57,279)

Comprehensive income	—	—	—	—	—	—	—	—	79,762
Issuance of common stock under incentive plans	—	63,314	6,197	—	—	—	—	—	69,511
Issuance of restricted stock	—	—	(35,493)	—	—	—	—	—	(35,493)
Amortization of restricted stock	—	—	3,534	—	—	—	—	—	3,534
Stock-based compensation expense-options	—	—	5,095	—	—	—	—	—	5,095
Treasury stock purchased	—	(22,823)	—	—	—	—	—	—	(22,823)
Dividends paid	—	—	—	—	(3,211)	—	—	—	(3,211)

BALANCE, JUNE 30, 2007	$97	$(890,521)	$1,326,538	$—	$3,609,259	$12,287	$84,811	$247	$4,142,718

See notes to unaudited condensed consolidated financial statements.

Radian Group Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30
(In thousands)	2007	2006
Cash flows from operating activities	$229,765	$243,134

Cash flows from investing activities:
Proceeds from sales of fixed-maturity investments available for sale	162,393	450,098
Proceeds from sales of equity securities available for sale	16,253	70,935
Proceeds from sales of hybrid securities	200,311	—
Proceeds from redemptions of fixed-maturity investments available for sale	98,714	79,995
Proceeds from redemptions of fixed-maturity investments held to maturity	10,818	19,359
Proceeds from redemptions of hybrid securities	42,946	—
Purchases of fixed-maturity investments available for sale	(418,303)	(777,800)
Purchases of equity securities available for sale	(5,809)	(12,522)
Purchases of hybrid securities	(234,032)	—
(Purchases) sales of short-term investments, net	(46,159)	96,813
Sales (purchases) of other invested assets, net	(6,024)	600
Purchases of property and equipment, net	(2,996)	(9,151)

Net cash used in investing activities	(181,888)	(81,673)

Cash flows from financing activities:
Dividends paid	(3,211)	(3,303)
Proceeds from issuance of common stock under incentive plans	25,042	17,665
Excess tax benefits from stock-based awards	5,078	1,374
Purchase of treasury stock	(22,823)	(121,922)

Net cash provided by (used in) financing activities	4,086	(106,186)

Effect of exchange rate changes on cash	(936)	(1,397)
Increase in cash	50,937	53,878
Cash, beginning of period	57,901	7,847

Cash, end of period	$108,838	$61,725

Supplemental disclosures of cash flow information:
Income taxes paid	$96,823	$100,537

Interest paid	$24,503	$23,983

Supplemental disclosures of non-cash items:
Stock-based compensation, net of tax	$4,194	$5,708

See notes to unaudited condensed consolidated financial statements.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1—Condensed Consolidated Financial Statements—Basis of Presentation

Our condensed consolidated financial statements include the accounts of Radian Group Inc. and its subsidiaries, including its principal mortgage insurance operating subsidiaries, Radian Guaranty Inc. (“Radian Guaranty”), Amerin Guaranty Corporation (“Amerin Guaranty”), Radian Insurance Inc. (“Radian Insurance”), Radian Europe Limited (“Radian Europe”) and Radian Australia Limited (“Radian Australia”), and its principal financial guaranty operating subsidiaries, Radian Asset Assurance Inc. (“Radian Asset Assurance”) and Radian Asset Assurance Limited (“RAAL”). We refer to Radian Group Inc. together with its consolidated subsidiaries as “Radian,” “we,” “us” or “our,” unless the context requires otherwise. We generally refer to Radian Group Inc. alone, without its consolidated subsidiaries, as the “parent company.” We also own interests in two credit-based consumer asset businesses: a 46% interest in Credit-Based Asset Servicing and Securitization LLC (“C-BASS”) and an interest in Sherman Financial Group LLC (“Sherman”), which consists of 40.96% of the Class A Common Units of Sherman (Class A Common Units represent 94% of the total equity in Sherman) and 50% of the Preferred Units of Sherman.

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

On January 1, 2007, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments”, an amendment of FASB Statements No. 133 and 140 (“SFAS No. 155”). SFAS No. 155, (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (v) amends SFAS No. 140 to eliminate the exemption from applying the requirements of SFAS No. 133 on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. Accordingly, the changes in fair value of some of our financial instruments previously recorded through other comprehensive income were reclassified to beginning retained

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

earnings, and effective January 1, 2007, changes in fair value are now included in current earnings in our condensed consolidated statements of income. See Note 2.

On January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). As a result of the implementation of FIN 48, we recognized an adjustment to our income tax liabilities and beginning retained earnings. See Note 8.

On January 1, 2006, we adopted SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”) using a modified prospective application as permitted by SFAS No. 123R.

Certain other prior period balances have been reclassified to conform to the current period presentation.

2—Derivative Instruments and Hedging Activities

We account for derivatives under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted (“SFAS No. 133”). In general, SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their respective fair values. All derivative instruments are recognized in our condensed consolidated balance sheets as either assets or liabilities depending on the rights or obligations under the contracts. Transactions that we have entered into that are accounted for under SFAS No. 133 include investments in convertible debt securities, interest rate swaps, selling credit protection in the form of credit default swaps, certain financial guaranty contracts, certain mortgage insurance contracts and net interest margin securities (“NIMs”) that are considered derivatives.

Credit default swaps, certain financial guaranty contracts, certain mortgage insurance contracts and NIMs that are accounted for as derivative contracts under SFAS No. 133 are part of our overall business strategy of offering mortgage credit enhancement and financial guaranty protection to our customers. The premiums for these contracts are included in net premiums written and earned. The interest rate swaps that we have entered into qualify as hedges and are accounted for as fair value hedges. The embedded equity derivatives contained within our investments in fixed-maturity securities, as well as our forward foreign currency contracts, credit protection in the form of credit default swaps and NIMs do not qualify as hedges under SFAS No. 133, so changes in their fair value are included in current earnings in our condensed consolidated statements of income as a change in fair value of derivative instruments. Net unrealized gains and losses on credit default swaps and certain other derivative contracts are included in other assets or accounts payable and accrued expenses on our condensed consolidated balance sheets. At June 30, 2007 we had a net liability related to our derivative instruments of $28.9 million as compared to net assets of $87.6 million and $75.2 million at December 31, 2006 and June 30, 2006, respectively. During the second quarter of 2007, we recognized a decrease in the fair value of derivative instruments of approximately $103 million, including a $61.0 million credit reserve related to NIMs, a $10 million decrease in the fair value of certain mortgage derivatives and a $32 million decrease in fair value on our financial guaranty collateralized debt obligations (“CDOs”) due to spread widening, which shifted our mark-to-market on derivatives from a net asset to a net liability at June 30, 2007.

We do not record a provision for losses on derivative contracts. Any equivalent reserve would be embedded in the change in fair value of derivative instruments. Settlements under derivative contracts are charged to assets or liabilities, as appropriate, on the condensed consolidated balance sheets. During the six months ended June 30, 2007, we received $0.1 million of recoveries of previous default payments, paid $0.1 million for default payments and received $27.4 million as early termination settlement payments on certain derivative financial guaranty contracts, which we and certain of our counterparties agreed to voluntarily terminate. During the six months ended June 30, 2006, we received $2.7 million as recoveries of previous default payments, paid $0.1 million for default payments and paid $68.0 million in connection with the termination of a derivative financial guaranty contract.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

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

In February 2006, the FASB issued SFAS No. 155, an amendment of SFAS No. 133 and 140. We adopted SFAS No. 155 on January 1, 2007. Accordingly, certain securities that were previously classified as trading securities or fixed maturities available for sale on our condensed consolidated balance sheets were reclassified to hybrid securities on our condensed consolidated balance sheets on the date of adoption. In addition, in accordance with the provisions of SFAS No. 155, we elected to record convertible securities at fair value with changes in the fair value recorded as net gains or losses on securities. At adoption, we recorded an after-tax reclassification to retained earnings from other comprehensive income of approximately $9.8 million, which represented the cumulative adjustment to fair value.

Our NIMs have features that require that we report them as derivatives. We have a model that uses observed market data to set a spread or price related mark on the portfolio. We observe the credit performance of each NIM bond. If the performance is within our expected range, no loss reserve is established. If the performance is worse than expected, we re-evaluate the expected cash flows available for paying interest and principal on the NIM bond using actual performance, and estimate the claim amount that we believe we may be required to ultimately pay. We continually update our analysis for actual performance. Changes in our estimated fair value marks are recorded as gain/loss on derivatives. Because NIM guarantees are not market traded instruments, considerable judgment is required in estimating fair value. The use of different assumptions and/or estimation techniques may have a significant effect on the estimated fair value amounts.

With respect to our direct derivative financial guaranty contracts, we determine estimated fair value amounts using market information to the extent available, and appropriate valuation methodologies. For CDOs, credit spreads on individual names in our collateral pool are used to determine an equivalent risk tranche on an industry standard credit default swap index. We then estimate the price of our equivalent risk tranche based on observable market prices of standard risk tranches on the industry standard credit default swap index. When credit spreads on individual names are not available, the average credit spread of companies with similar credit ratings is used. For certain structured transactions, dealer quotes on similar structured transactions are used. Significant differences may exist with respect to the available market information and assumptions used to determine gains and losses on derivative financial guaranty contracts. Considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates are not necessarily indicative of amounts we could realize in a current market exchange due to the lack of a liquid market.

The use of different market assumptions and/or estimation methodologies may have a significant effect on the estimated fair value amounts.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

A summary of our derivative information, as of and for the periods indicated, is as follows:

Balance Sheets (In millions)	June 30 2007	December 31 2006	June 30 2006
Trading Securities
Cost	$—	$66.9	$64.1
Fair value	0.2	106.3	93.7

Derivative financial guaranty contracts
Notional value	$56,045.0	$52,563.0	$42,526.0

Gross unrealized gains	$81.9	$119.3	$109.9
Gross unrealized losses	110.8	31.7	34.7

Net unrealized (losses) gains	$(28.9)	$87.6	$75.2

The components of the change in fair value of derivative instruments are as follows:

	Three Months Ended June 30		Six Months Ended June 30
Statements of Income (In millions)	2007	2006	2007	2006
Trading Securities	$0.3	$(6.1)	$—	$8.7
Derivative financial guaranty contracts	(103.4)	(19.2)	(89.3)	(16.4)

Net losses	$(103.1)	$(25.3)	$(89.3)	$(7.7)

The following table presents information at June 30, 2007 and December 31, 2006 related to net unrealized gains or losses on derivative financial guaranty contracts (included in other assets or accounts payable and accrued expenses on our condensed consolidated balance sheets).

	June 30 2007	December 31 2006
	(In millions)
Balance at January 1	$87.6	$26.2
Net losses recorded	(89.1)	(2.2)
Defaults
Recoveries	(0.1)	(4.6)
Payments	0.1	0.2
Early termination (receipts)/payments	(27.4)	68.0

Balance at end of period	$(28.9)	$87.6

The application of SFAS No. 133, as amended, could result in volatility from period to period in gains and losses as reported on our condensed consolidated statements of income. These gains and losses often result from changes in corporate credit or asset-backed spreads and changes in the creditworthiness of underlying corporate entities or the credit performance of the assets underlying an asset-backed security. Any incurred gains or losses on such contracts would be recognized as a change in the fair value of derivative instruments. We are unable to predict the effect this volatility may have on our financial position or results of operations.

In accordance with our risk management policies, we may enter into derivatives to hedge the interest rate risk related to our long-term debt. As of June 30, 2007, we were a party to two interest rate swap contracts

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

relating to our 5.625% unsecured senior notes. These interest rate swaps are designed as fair value hedges that hedge the change in fair value of our long-term debt arising from interest rate movements. During 2007 and 2006, the fair value hedges were 100% effective. Therefore, the changes in fair value of derivative instruments in our condensed consolidated statements of income were offset by the change in the fair value of the hedged debt. These interest rate swap contracts mature in February 2013.

Terms of the interest rate swap contracts at June 30, 2007 were as follows (dollars in thousands):

Notional amount	$250,000
Rate received—Fixed	5.625%
Rate paid—Floating (a)	6.251%
Maturity date	February 15, 2013
Unrealized loss	$9,807

(a)	The June 30, 2007 six-month London Interbank Offered Rate (“LIBOR”) forward rate at the next swap payment date plus 87.4 basis points.

3—Comprehensive income

Our total comprehensive income, as calculated per SFAS No. 130, “Reporting Comprehensive Income,” was as follows (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Net income, as reported	$21,083	$148,145	$134,550	$311,843
Other comprehensive income (net of tax)
Net unealized losses on investments	(46,823)	(39,665)	(57,279)	(55,947)
Unrealized foreign currency translation adjustment	1,640	4,476	2,491	5,016

Comprehensive income (loss)	$(24,100)	$112,952	$79,762	$260,912

4—Investments

We are required to group assets in our investment portfolio into one of three main categories: held to maturity, available for sale or trading securities. Fixed-maturity securities for which we have the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. Investments classified as available for sale are reported at fair value, with unrealized gains and losses (net of tax) reported as a separate component of stockholders’ equity as accumulated other comprehensive income. Investments classified as trading securities are reported at fair value, with unrealized gains and losses (net of tax) reported as a separate component of income. During the six months ended June 30, 2006, we began classifying certain new security purchases as trading securities. Similar securities were classified as available for sale for periods prior to 2006.

Effective January 1, 2007, we began classifying convertible securities (including the fixed-maturity component previously classified as available for sale and the derivative component previously classified as trading securities) as hybrid securities in accordance with SFAS No. 155. Hybrid securities generally combine both debt and equity characteristics. Prior to 2007, the changes in fair value of the fixed-maturity component of these securities were recorded in our condensed consolidated statements of changes in common stockholders’ equity through accumulated other comprehensive income or loss and the changes in fair value of the derivative

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

component of these securities were recorded as a gain or loss in our condensed consolidated statements of income. In accordance with SFAS No. 155, effective January 1, 2007, all changes in the fair value of the entire convertible security are now recorded as net gains on securities in our condensed consolidated statements of income. Our transition adjustment related to the adoption of SFAS No. 155 increased retained earnings at January 1, 2007 by $9.8 million, and reduced accumulated other comprehensive income by the same amount. The transition amount includes unrealized gains of $14.1 million (net of tax) and unrealized losses of $4.3 million (net of tax) related to convertible securities at December 31, 2006.

For securities classified as either available for sale or held to maturity, we conduct a quarterly evaluation of declines in market value of the securities to determine whether the decline is other-than-temporary. If a security’s fair value is below the cost basis, and it is judged to be other-than-temporary, the cost basis of the individual security is written down to fair value through earnings as a realized loss and the fair value becomes the new basis. During the second quarter and six months ended June 30, 2007, we recorded approximately $0.2 million and $0.8 million, respectively, of charges related to declines in the fair value of securities (primarily small cap value stocks) considered to be other-than-temporary. During the second quarter and six months ended June 30, 2006, we recorded $1.9 million of charges related to declines in the fair value of securities considered to be other-than-temporary. At June 30, 2007 and 2006, there were no other investments held in the portfolio that were determined to be other-than-temporarily impaired. Realized gains and losses are determined on a specific identification method and are included in income. Other invested assets consist of residential mortgage-backed securities and alternative investments that are primarily private equity investments, including an investment in a fund sponsored and managed by C-BASS that invests in real estate related securities. These investments are carried at cost or under the equity method.

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

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

The following table shows the gross unrealized losses and fair value of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2007.

	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government securities	$29,439	$555	$31,561	$1,064	$61,000	$1,619
U.S. government-sponsored enterprises	4,772	58	14,794	483	19,566	541
State and municipal obligations	1,142,459	23,200	79,171	952	1,221,630	24,152
Corporate bonds and notes	38,972	1,133	32,754	1,084	71,726	2,217
Asset-backed securities	189,699	4,769	95,228	3,222	284,927	7,991
Private placements	5,884	132	3,588	91	9,472	223
Foreign governments	47,857	1,481	61,249	2,824	109,106	4,305

Total	$1,459,082	$31,328	$318,345	$9,720	$1,777,427	$41,048

U.S. government securities

The unrealized losses of 12 months or greater duration as of June 30, 2007 on our investments in U.S. Treasury obligations were caused by interest rate movement. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment. Because we have the ability and intent to hold these investments until a full recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at June 30, 2007.

U.S. government-sponsored enterprises

The unrealized losses of 12 months or greater duration as of June 30, 2007 on our investment in U.S. agency mortgage-backed securities were also caused by interest rate movement. The contractual cash flows of these investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of our investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold these investments until a full recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at June 30, 2007.

State and municipal obligations

The unrealized losses of 12 months or greater duration as of June 30, 2007 on our investments in tax-exempt state and municipal securities were caused by interest rate movement. We believe that credit quality did not impact security pricing due to the relative high quality of the holdings (i.e., the majority of the securities were either AAA/Aaa rated bonds, insured, partially pre-refunded or partially escrowed to maturity). Because we have the ability and intent to hold these investments until a full recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at June 30, 2007.

Corporate bonds and notes

The unrealized losses of 12 months or greater duration as of June 30, 2007 on the majority of the securities in this category were caused by market interest rate movement. A majority of the securities remained at an

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

unrealized loss position. Unrealized losses for the remaining securities in this category are attributable to changes in business operations, resulting in widened credit spreads from June 30, 2006 to June 30, 2007. Because we have the ability and intent to hold these investments until a full recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at June 30, 2007.

Asset-backed securities

The unrealized losses of 12 months or greater duration as of June 30, 2007 on the securities in this category were caused by market interest rate movement. A majority of the securities remained at an unrealized loss position. Because we have the ability and intent to hold these investments until a full recovery of fair value, which may be maturity, we do not consider the investment in these securities to be other-than-temporarily impaired at June 30, 2007.

Private placements

The unrealized losses of 12 months or greater duration as of June 30, 2007 on the majority of the securities in this category were caused by market interest rate movement. A majority of the securities remained at an unrealized loss position. Because we have the ability and intent to hold these investments until a full recovery of fair value, which may be maturity, we do not consider the investment in these securities to be other-than-temporarily impaired at June 30, 2007.

Foreign governments

The unrealized losses of 12 months or greater duration as of June 30, 2007 on the majority of the securities in this category were caused by market interest rate movement. We believe that credit quality did not impact security pricing due to the relative high quality of the holdings (i.e., the majority of the securities were highly-rated governments and government agencies or corporate issues with minimum ratings of single-A). Because we have the ability and intent to hold these investments until a full recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at June 30, 2007.

For all investment categories, unrealized losses of less than 12 months in duration were generally attributable to interest rate movement. All securities were evaluated in accordance with our impairment recognition policy covering various time and price decline scenarios. Because we have the ability and intent to hold these investments until a full recovery of fair value, which may be maturity, we do not consider the investment in these securities to be other-than-temporarily impaired at June 30, 2007.

The contractual maturity of securities in an unrealized loss position at June 30, 2007 was as follows:

(In millions)	Fair Value	Amortized Cost	Unrealized Loss
2007	$9.7	$9.7	$—
2008 – 2011	225.7	228.9	3.2
2012 – 2016	181.4	185.5	4.1
2017 and later	1,075.7	1,101.4	25.7
Mortgage-backed and other asset-backed securities	284.9	292.9	8.0

Total	$1,777.4	$1,818.4	$41.0

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

5—Segment Reporting

We have three reportable segments: mortgage insurance, financial guaranty and financial services. Our reportable segments are strategic business units that are managed separately because each business segment requires different marketing, sales and risk management expertise. We allocate corporate income and expenses to each of the segments. The mortgage insurance segment provides mortgage credit protection, principally through private mortgage insurance, and risk management services to mortgage lending institutions located throughout the United States and globally. Private mortgage insurance protects lenders from all or part of default-related losses on residential mortgage loans made mostly to homebuyers who make down payments of less than 20% of the home’s purchase price. Private mortgage insurance also facilitates the sale of these mortgages in the secondary market. Our financial guaranty segment provides credit-related insurance coverage through credit default swaps and certain other financial guaranty contracts to meet the needs of customers and counterparties in a wide variety of domestic and international markets. Our insurance businesses within the financial guaranty segment include the assumption of reinsurance from monoline financial guaranty insurers for both public finance bonds and structured finance obligations. The financial services segment includes the credit-based businesses conducted through our affiliates, C-BASS and Sherman. See Note 6 for additional information.

For the three months ended June 30, 2007 and 2006, our domestic net premiums earned from all of our segments were $245.9 million and $246.7 million, respectively, and our net premiums earned attributable to foreign countries were approximately $9.0 million and $12.4 million, respectively. For the six months ended June 30, 2007 and 2006, our domestic net premiums earned from all of our segments were $484.8 million and $485.9 million, respectively, and our net premiums earned attributable to foreign countries were approximately $19.2 million and $26.9 million, respectively. The decrease in net premiums earned from all of our segments and those attributable to foreign countries is mainly due to a decline in trade credit reinsurance business, which was placed in run-off in 2005. Long-lived assets located in foreign countries were immaterial for the periods presented.

In the mortgage insurance segment, the highest state concentration of primary risk in force at June 30, 2007, was Florida at 9.0%, compared to 9.3% at June 30, 2006. At June 30, 2007, California accounted for 11.9% of the mortgage insurance segment’s total direct primary insurance in force, compared to 10.3% at June 30, 2006, and 11.6% of the mortgage insurance segment’s total pool risk in force at both June 30, 2007 and 11.3% at June 30, 2006. California also accounted for 21.0% of the mortgage insurance segment’s direct primary new insurance written for the six months ended June 30, 2007 compared to 13.7% for the six months ended June 30, 2006. The large percentage of direct primary new insurance written in California in the six months ended June 30, 2007, resulted primarily from a large structured transaction written in the first quarter of 2007 as modified pool, where we are in a second-loss position.

The largest single customer of our mortgage insurance segment (including branches and affiliates of such customer), measured by primary new insurance written, accounted for 26.3% of primary new insurance written during the six months ended June 30, 2007 compared to 8.5% from the largest single customer of our mortgage insurance segment during the six months ended June 30, 2006. The large percentage in 2007 was primarily due to the large structured transaction mentioned above that was written in the first quarter of 2007 as modified pool in a second-loss position.

The financial guaranty segment derives a substantial portion of its premiums written from a small number of direct primary insurers. Two primary insurers accounted for approximately $36.7 million or 34.5% of the financial guaranty segment’s gross written premiums for the six months ended June 30, 2007 compared to approximately $39.0 million or 28.3% of the financial guaranty segment’s gross written premiums from those same two primary insurers for the comparable period of 2006. No other primary insurer accounted for more than

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

10% of the financial guaranty segment’s gross written premiums during the six months ended June 30, 2007 or 2006. Gross written premiums and net written premiums for the financial guaranty business are not materially different because we have not ceded a material amount of business to reinsurers.

Summarized financial information concerning our operating segments, as of and for the periods indicated, is as follows:

	Three Months Ended June 30		Six Months Ended June 30
Mortgage Insurance (In thousands)	2007	2006	2007	2006
Net premiums written	$217,040	$217,050	$439,329	$440,816

Net premiums earned – insurance	185,588	200,641	365,831	393,612
Net premiums earned – credit derivatives	21,090	8,029	36,779	17,764

Net premiums earned – total	$206,678	$208,670	$402,610	$411,376
Net investment income	36,287	36,150	71,846	67,815
Net gains on securities	19,356	3,684	30,479	17,261
Change in fair value of derivative instruments	(70,500)	(3,998)	(81,851)	5,123
Other income	2,726	3,475	5,575	7,109

Total revenues	194,547	247,981	428,659	508,684

Provision for losses	180,152	77,577	293,006	148,674
Policy acquisition costs	12,556	15,720	29,079	29,065
Other operating expenses	43,026	40,542	82,626	84,809
Interest expense	6,341	6,984	13,195	13,685

Total expenses	242,075	140,823	417,906	276,233

Equity in net income of affiliates	—	—	—	—

Pretax income (loss)	(47,528)	107,158	10,753	232,451
Income tax provision (benefit)	(19,326)	23,986	(5,747)	61,135

Net income (loss)	$(28,202)	$83,172	$16,500	$171,316

Total assets	$4,762,306	$4,505,679
Deferred policy acquisition costs	70,525	68,843
Reserve for losses and loss adjustment expenses	746,095	592,526
Unearned premiums	287,824	241,012
Stockholders’ equity	2,270,272	2,225,680

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

	Three Months Ended June 30		Six Months Ended June 30
Financial Guaranty (In thousands)	2007	2006	2007	2006
Net premiums written (1)	$50,516	$81,825	$105,861	$137,664

Net premiums earned – insurance	32,422	32,886	66,686	67,149
Net premiums earned – credit derivatives	15,784	17,530	34,723	34,258

Net premiums earned – total	$48,206	$50,416	$101,409	$101,407
Net investment income	26,320	23,520	51,757	46,038
Net gains on securities	5,609	1,709	8,433	8,887
Change in fair value of derivative instruments	(32,620)	(21,289)	(7,480)	(12,780)
Other income	126	120	266	334

Total revenues	47,641	54,476	154,385	143,886

Provision for losses	(6,190)	7,283	(12,002)	14,820
Policy acquisition costs	11,642	11,100	23,373	25,119
Other operating expenses	12,938	15,297	27,173	30,053
Interest expense	4,462	4,325	9,058	8,351

Total expenses	22,852	38,005	47,602	78,343

Equity in net income of affiliates	—	—	—	—

Pretax income	24,789	16,471	106,783	65,543
Income tax provision (benefit)	2,768	(2,565)	26,846	9,635

Net income	$22,021	$19,036	$79,937	$55,908

Total assets	$2,717,023	$2,500,483
Deferred policy acquisition costs	162,023	146,960
Reserve for losses and loss adjustment expenses	163,276	197,175
Unearned premiums	699,964	672,867
Stockholders’ equity	1,456,497	1,266,979

(1)	With the exception of trade credit reinsurance products, net premiums written in our financial guaranty reinsurance business are recorded using actual information received from cedants on a one month lag basis. Accordingly, the net premiums written for any given period exclude those from the last month of that period and include those from the last month of the immediately preceding period. The use of information from cedants does not require us to make significant judgments or assumptions because historic collection rates and counterparty strength make collection of all assumed premiums highly likely. There were no material trade credit reinsurance premiums written for the three and six month periods ended June 30, 2007. Net premiums written for the three and six months ended June 30, 2006 included $1.5 million and $4.5 million, respectively, of assumed premiums related to trade credit reinsurance products. Included in these amounts are estimates based on projections provided by ceding companies. Over the life of the reinsured business, these projections are replaced with actual results and, historically, the difference between the projections and actual results has not been material. Accordingly, we do not record any related provision for doubtful accounts with respect to our trade credit reinsurance products.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

	Three Months Ended June 30		Six Months Ended June 30
Financial Services (In thousands)	2007	2006	2007	2006
Net premiums written	$—	$—	$—	$—

Net premiums earned – insurance	$—	$—	$—	$—
Net premiums earned – credit derivative	—	—	—	—
Net premiums earned – total	—	—	—	—
Net investment income	43	8	43	85
Net gains (losses) on securities	729	(69)	527	2,030
Change in fair value of derivative instruments	—	—	—	—
Other income	250	2,183	1,079	3,546

Total revenues	1,022	2,122	1,649	5,661

Provision for losses	—	—	—	—
Policy acquisition costs	—	—	—	—
Other operating expenses	1,644	2,260	5,504	3,514
Interest expense	1,557	1,229	3,163	2,342

Total expenses	3,201	3,489	8,667	5,856

Equity in net income of affiliates	49,507	72,038	72,279	130,378

Pretax income	47,328	70,671	65,261	130,183
Income tax provision	20,064	24,734	27,148	45,564

Net income	$27,264	$45,937	$38,113	$84,619

Total assets	$638,756	$501,185
Deferred policy acquisition costs	—	—
Reserve for losses and loss adjustment expenses	—	—
Unearned premiums	—	—
Stockholders’ equity	415,949	337,509

A reconciliation of segment net income to consolidated net income is as follows:

	Three Months Ended June 30		Six Months Ended June 30
Consolidated (In thousands)	2007	2006	2007	2006
Net income (loss):
Mortgage Insurance	$(28,202)	$83,172	$16,500	$171,316
Financial Guaranty	22,021	19,036	79,937	55,908
Financial Services	27,264	45,937	38,113	84,619

Total	$21,083	$148,145	$134,550	$311,843

6—Investment in Affiliates

We have a 46.0% equity interest in C-BASS and an interest in Sherman, which consists of 40.96% of the Class A Common Units (Class A Common Units represent 94% of the total equity in Sherman) and 50% of the Preferred Units.

On July 29, 2007, we concluded that a material charge for impairment of our investment in C-BASS was required under GAAP.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Since February 2007, the market for subprime mortgages has experienced significant turmoil, with market dislocations accelerating to unprecedented levels beginning in mid-July 2007. C-BASS reported a loss of $14.7 million in the first quarter of 2007 before returning to profitability in the second quarter as credit spreads briefly stabilized before widening dramatically again in July.

Prior to July 29, 2007, a number of qualified buyers showed a strong interest in C-BASS, and both we and MGIC Investment Corporation (“MGIC”) received multiple preliminary indications of interest above C-BASS’s book value. Due diligence was ongoing until July 29th when the increase in margin calls over the prior few days significantly jeopardized C-BASS’s liquidity position, resulting in a withdrawal of all interested buyers at that time. Giving consideration to C-BASS’s inability to meet the accelerating amount of margin calls they were receiving, as well as the withdrawal of any potential buyers at the time, we concluded on July 29, 2007 that a material charge for impairment of our interest in C-BASS was required.

Our total investment in C-BASS consists of approximately $468 million of equity as of June 30, 2007 and $50 million under an unsecured credit facility provided to C-BASS on July 19, 2007, as discussed in Note 12 below. MGIC also provided C-BASS with an unsecured credit facility in the same amount, which has been fully drawn. At June 30, 2007, on a pro forma basis reflecting the amounts drawn under our facility with C-BASS, Radian’s investment in C-BASS was approximately $518 million.

We have not yet determined an estimate of the amount or range of amounts of the potential impairment, although the impairment charge could be our entire investment in C-BASS. Following our impairment determination, C-BASS faced significant additional margin calls and its liquidity position continued to deteriorate. With the cooperation of its lenders, including Radian and MGIC, C-BASS is actively working with The Blackstone Group L.P., its financial advisor, and potential investors to explore opportunities to secure additional liquidity. We do not currently anticipate any future cash expenditures associated with the impairment charge. The net impact to Radian of the impairment charge will include any associated tax benefit.

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

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

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

On September 22, 2006, we and MGIC each paid $65.3 million to an entity controlled by Sherman’s management team in connection with the exercise of our restructured options. The purchase price consisted of approximately $44.8 million for the Class A Common Units and approximately $20.5 million for the Preferred Units. The acquisition of additional interest in common equity in Sherman resulted in $37.9 million of purchase accounting premium on receivables and approximately $4.0 million in goodwill and other intangibles. The amortization period of the premium on receivables is approximately three years with a higher amount of amortization recognized in the first year and declining over the life of the receivables. Included in the equity in net income of affiliates for the six months ended June 30, 2007 is $6.8 million of premium amortization. The goodwill is evaluated annually for impairment.

The following table shows the components that make up the investment in affiliates balance:

(In thousands)	June 30 2007	December 31 2006
C-BASS	$467,800	$451,395
Sherman	171,737	167,412
Other	34	34

Total	$639,571	$618,841

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2007	2006	2007	2006
Investment in Affiliates-Selected Information:
C-BASS
Balance, beginning of period	$444,591	$387,043	$451,395	$364,364
Share of net income for period	23,209	44,855	16,405	74,881
Dividends received	—	16,547	—	23,894

Balance, end of period	$467,800	$415,351	$467,800	$415,351

Sherman
Balance, beginning of period	$143,698	$49,608	$167,412	$81,753
Share of net income for period	26,298	27,182	55,874	55,497
Dividends received	—	—	51,512	60,515
Other comprehensive income	1,741	—	(37)	55

Balance, end of period	$171,737	$76,790	$171,737	$76,790

Portfolio Information:
C-BASS
(In thousands)
Servicing portfolio	$58,100,000	$56,460,000
Total assets	6,619,605	6,289,258
Total liabilities	5,647,553	5,417,481
Sherman
Total assets	$1,778,299	$1,058,989
Total liabilities	1,469,321	836,924

Summary Income Statement:
C-BASS
Income
(Loss) gain on securitization	$(5,092)	$9,445	$(10,586)	$7,601
Portfolio sales and changes in fair value	(15,942)	39,761	(101,613)	63,683
Servicing and subservicing fees, net	48,621	40,198	91,747	71,456
Net interest income	66,572	69,872	145,424	134,912
Other income	6,940	12,615	15,108	22,552

Total revenues	101,099	171,891	140,080	300,204

Expenses
Compensation and benefits	27,750	60,223	59,893	107,287
Total other expenses	23,247	14,294	44,776	30,080

Total expenses	50,997	74,517	104,669	137,367

Net income	$50,102	$97,374	$35,411	$162,837

Sherman
Income
Revenues from receivable portfolios—net of amortization	$252,990	$236,113	$504,945	$473,785
Other revenues	19,459	17,055	24,975	19,785

Total revenues	272,449	253,168	529,920	493,570

Expenses
Operating and servicing expenses	147,516	133,766	287,677	261,134
Interest	18,750	11,502	32,333	21,538
Other	34,434	29,293	57,058	50,410

Total expenses	200,700	174,561	377,068	333,082

Net income	$71,749	$78,607	$152,852	$160,488

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

7—Losses and Loss Adjustment Expenses (“LAE”)—Mortgage Insurance

We establish reserves to provide for the estimated losses from claims and the estimated costs of settling claims on defaults (or delinquencies) reported and defaults that have occurred but have not been reported.

Included in the reserve for losses at June 30, 2007, is $59.0 million related to a second-lien structured mortgage transaction. Of this amount, $29.5 million is included as a reinsurance recoverable in other assets on the condensed consolidated balance sheets.

The following table reconciles our mortgage insurance segment’s beginning and ending reserves for losses and LAE for the six months ended June 30, 2007 (in thousands):

Mortgage Insurance
Balance at January 1, 2007	$653,236

Less Reinsurance recoverables	21,763

Balance at January 1, 2007, net	631,473

Add total losses and LAE incurred in respect of default notices received	293,006
Deduct total losses and LAE paid in respect of default notices received	207,903

Balance at June 30, 2007, net	716,576
Add Reinsurance recoverables	29,519

Balance at June 30, 2007	$746,095

Claims paid during 2007 included claims from a structured transaction covering the first 10% of aggregate losses on a pool of subprime second-lien mortgages. As structured, we split losses with our counterparty under this policy on a 50-50 basis. We began experiencing a significant increase in filed claims on this policy during the third quarter of 2006 and have paid approximately $36.0 million in net claims on this policy as of June 30, 2007. At June 30, 2007, our net exposure remaining under this policy was approximately $42.0 million or half of the approximately $84.0 million in gross remaining exposure. Approximately $29.5 million of this $42.0 million was contained within our net loss reserve at June 30, 2007. In addition to this policy, we also have a supplemental policy on the same pool of mortgages that covers certain losses in excess of the 10% aggregate stop-loss.

Although delinquencies from this pool of mortgages have begun to stabilize, the pool has not shown the improvement that we had anticipated. Based on currently available information, we now believe that losses will likely exceed the 10% aggregate threshold of the initial policy, and when combined with the supplemental policy, total losses will likely exceed premiums over the life of the two policies. It is still too early to determine with any degree of certainty the total amount of losses that may result from the supplemental policy. Our current estimate of losses for both policies is reflected in our expectations for total mortgage insurance paid claims for 2007 and 2008. We are working constructively with our counterparty to attempt to satisfy all claims issues in a fair way that mitigates overall losses as best as possible.

8—Income Taxes

In June 2006, the FASB issued FIN 48. FIN 48 is effective for fiscal years beginning after December 15, 2006, and clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

We adopted FIN 48 in the first quarter of 2007. The cumulative effect of applying the provisions of FIN 48 was an increase of approximately $218 million in the current income taxes payable, a decrease of approximately $197 million in deferred income taxes payable and a $21 million decrease in retained earnings. Prior to the implementation of FIN 48, we maintained reserves for contingent tax liabilities, which totaled approximately $20 million as of December 31, 2006. After the adoption of FIN 48 and as of June 30, 2007, we have approximately $47.5 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. Also prior to FIN 48, we maintained a net current tax recoverable based on payments made to the taxing authorities, and such recoverable was classified in other assets on our condensed consolidated balance sheets. As a result of the changes necessary in applying the guidelines of FIN 48, we expect our income tax provision to generally exceed actual payments made to the taxing authorities in any given year, which results in a current tax liability position reflected on the condensed consolidated balance sheets. Our policy for the recognition of interest and penalties associated with uncertain tax positions is to record such items as a component of our income tax provision. The table below details the cumulative effect of applying the provisions of FIN 48 as of June 30, 2007.

The effect of unrecognized tax benefits on our condensed consolidated balance sheets and results of operations is as follows:

(In thousands)	January 1 2007	Increase	June 30 2007
Unrecognized tax benefits as a component of current income taxes payable	$218,400	$11,843	$230,243

Unrecognized tax benefits that, if recognized, would affect the effective tax rate	$41,118	$6,368	$47,486

Interest and penalties recognized in our condensed consolidated balance sheets	$28,085	$5,371	$33,456

Interest and penalties recognized in our condensed consolidated statements of income	$—	$5,371	$5,371

Uncertain tax positions for which it is reasonably possible that the unrecognized tax benefits included above will significantly increase (decrease) over the 12-month period following adoption are various state and local income taxes and penalties and interest on taxable income from our investment in certain lower tier partnership interests.

We have taken a position in various jurisdictions that we are not required to remit taxes with regard to the income earned on our investment in certain partnership interests. Although we believe that these tax positions are likely to succeed if adjudicated in a court of last resort, measurement under FIN 48 of the potential amount of liability for state and local taxes and the potential for penalty and interest thereon is performed on a quarterly basis. Over the next twelve months, additional taxable income is expected from these investments, which would require additional measurements of potential state and local taxes, penalty and interest thereon. The estimated increase to the current income taxes payable for these positions over the 12-month period following adoption is approximately $9.8 million.

The following calendar tax years, listed by major jurisdiction, remain subject to examination:

U.S. Federal Corporation Income Tax	2000 – 2006 (1)
Significant State and Local Jurisdictions (2)	1999 – 2006

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(1) Our U. S. federal corporation income tax returns filed for calendar years 1999 through 2005 are currently being examined by the Internal Revenue Service (“IRS”). The IRS is asserting that the 1999 tax year remains open for examination under IRC Section 6501(e). With regard to the 1999 tax year, we have agreed to extend the statute of limitations for the assessment of tax to June 30, 2008. The extension of the statute of limitations is contingent upon the IRS’s successful application of the provisions of IRC Section 6501(e). With regard to tax years 2000 through 2003, we have also agreed to extend the statute of limitations for the assessment of tax to June 30, 2008. All such statute of limitation extensions, including the 1999 calendar year extension, have limited the scope of the examinations to the recognition of certain tax benefits that were generated through our investment in a portfolio of residual interests in Real Estate Mortgage Investment Conduits (“REMICs”).

(2) Arizona, California, Florida, Georgia, New York, Ohio, Pennsylvania, Texas and New York City

The IRS examination remains in the discovery phase and no formal notice of proposed adjustment has been received. The IRS has indicated that it opposes the recognition of certain tax losses that were generated through our investment in a portfolio of residual interests in REMICs. A formal notice of proposed adjustment is expected upon the completion of discovery, which is anticipated to conclude during the third or fourth quarter of 2007. We will contest any proposed adjustment relating to the IRS’s opposition of the tax losses in question. Upon receipt of the IRS’s proposed adjustment, we may make a payment with the United States Department of the Treasury to avoid the accrual of the above-market-rate interest associated with our estimate of the potentially unsettled adjustment. We anticipate making this payment within 30 days of receiving a formal notice of proposed adjustment, and the cash requirement for such payment is expected to be approximately $84.0 million. Any ultimate overpayment associated with the payment on account would be recovered through a formal claim for refund process.

9—Long-Term Debt

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

The composition of our long-term debt at June 30, 2007 and December 31, 2006 was as follows:

(In thousands)	June 30 2007	December 31 2006
5.625% Senior Notes due 2013	$248,768	$248,677
7.75% Debentures due 2011	249,533	249,483
5.375% Senior Notes due 2015	249,628	249,610

	$747,929	$747,770

10—Stock-Based Compensation

We have an equity compensation plan, the Radian Group Inc. Equity Compensation Plan (the “Plan”), under which we may provide grants of incentive stock options, non-qualified stock options, restricted stock, stock appreciation rights (referred to as “SARs”), performance shares and phantom stock. To date, all awards granted

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

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

Stock Options

Unless otherwise specified, each option vests ratably over four years, beginning one year after the date of grant. We generally issue shares from unissued reserved shares for exercises with an exercise price less than the treasury stock repurchase price and from treasury stock when the exercise price is greater than the treasury stock repurchase price. During the first six months of 2007, there were no stock options granted compared to 1,030,650 shares granted during the first six months of 2006. During the three and six month periods ended June 30, 2007, we recorded $1.1 million and $2.7 million, respectively, of net expense related to stock options compared to $1.7 million and $5.8 million, respectively, of net expense in the comparable 2006 periods.

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

We granted, under the Plan, 587,530 shares of restricted stock during the first six months of 2007 compared to 41,300 shares of restricted stock during all of 2006, in the case of each grant, vesting over three to four years.

The amount recorded as net stock-based compensation expense related to restricted stock for the three and six months ended June 30, 2007 was $2.0 million and $2.8 million, respectively.

Phantom Stock

The Compensation Committee may grant phantom stock awards under the Plan, which entitle grantees to receive shares of our common stock on a vesting date (referred to in the Plan as the conversion date) established by the Compensation Committee. All phantom stock will be paid in whole shares of our common stock, with fractional shares paid in cash. The amount recorded as stock-based compensation expense related to phantom stock awards granted for the three and six months ended June 30, 2007 was $(0.1) million and $0.9 million, respectively, compared to $0.2 and $1.6 million, respectively, for the three and six months ended June 30, 2006.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan (the “ESPP”). A total of 400,000 shares of our authorized unissued common stock have been made available under the ESPP. The ESPP allows eligible employees to purchase shares of our stock at a discount of 15% of the beginning-of-period or end-of-period (each period being the first and second six calendar months) fair market value of the stock, whichever is lower. Eligibility under the ESPP is determined based on standard weekly work hours and tenure with us and eligible employees are limited to a maximum contribution of $400 per payroll period toward the purchase of our stock. The effect of the issuance of shares under the ESPP on our net income and earnings per share was immaterial for the three and six month periods ended June 30, 2007 and 2006.

On May 8, 2007, our board of directors amended the ESPP: (1) to extend the expiration date of the plan from July 15, 2007 to July 15, 2009; and (2) notwithstanding the extension, (a) to suspend the ESPP effective upon the consummation of the purchase of shares of common stock in connection with the expiration of the current offering and purchase periods under the plan on June 30, 2007; and (b) to terminate the plan immediately prior to the effective time of our merger with MGIC. Both the suspension and termination of the plan are required pursuant to our merger agreement with MGIC.

Performance Shares

We have a Performance Share Plan (the “Program”). The Program is intended to motivate our executive officers by focusing their attention on critical financial indicators that measure our success. We are currently using phantom stock grants to fund awards under the Program. The Compensation Committee grants performance share awards to eligible participants with respect to performance periods of overlapping durations. Both the first and second performance periods under the Program are three-year periods that began on January 1, 2005 and January 1, 2006, respectively. At the establishment of each performance period, a target number of performance shares are established for each participant in the Program. The performance shares are denominated in shares of common stock and are settled in common shares. The amount of stock-based compensation expense related to performance shares for the three and six months ended June 30, 2007 and 2006 was $(1.3) million and $(0.1) million, respectively, and $0.5 million and $1.2 million, respectively.

11—Recent Accounting Pronouncements

In April 2006, the FASB issued FASB Staff Position (“FSP”) No. FIN 46(R)-6 “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)” (“FSP FIN 46(R)-6”), which addresses how a reporting enterprise should determine the variability to be considered in applying FASB Interpretation No. 46(R) (“FIN 46R”). The variability that is considered in applying FIN 46R affects the determination of (i) whether the entity is a variable interest entity, (ii) which interests are variable interests in the entity and (iii) which party, if any, is the primary beneficiary of the variable interest entity. That variability will affect any calculation of expected losses and expected residual returns, if such a calculation is necessary. FSP No. FIN 46(R)-6 became effective July 1, 2006. The adoption of this FSP did not have a material impact on our condensed consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). SFAS No. 158 requires us to recognize the funded status of a

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

benefit plan—measured as the difference between plan assets at fair value (with limited exceptions) and the benefit obligation—in our condensed consolidated balance sheets. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation. SFAS No. 158 also requires us to recognize as a component of accumulated other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. Amounts recognized in accumulated other comprehensive income, including the gains or losses, prior service costs or credits, and the transition asset or obligation remaining, are adjusted as they are subsequently recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of those statements. In addition, SFAS No. 158 requires us to measure defined benefit plan assets and obligations as of the date of our fiscal year-end statement of financial position (with limited exceptions), and to disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. Employers with publicly traded equity securities were required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. We adopted this statement effective December 31, 2006. The implementation of SFAS No. 158 had an immaterial affect on our condensed consolidated financial statements. See Note 13.

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

In April 2007, the FASB issued FSP FIN 39-1, an amendment of FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts”. FSP FIN 39-1 replaces the terms “conditional contracts” and “exchange contracts” with the term “derivative instruments” and permits a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in the statement of financial position. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. Management currently is considering the impact, if any, that may result from the adoption of FSP FIN 39-1.

In September 2005, Statement of Position (“SOP”) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts” (“SOP 05-1”), was issued. This SOP provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The adoption of SOP 05-1 on January 1, 2007, did not have a material impact on our condensed consolidated financial statements.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

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

The EITF reached a consensus on EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance—Determining the Amount that Could be Realized in Accordance with FASB Technical Bulletin No. 85-4” (“EITF 06-5”). EITF 06-5 addresses (i) whether a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract in accordance with Technical Bulletin 85-4, (ii) whether a policyholder should consider the contractual ability to surrender all of the individual-life policies (or certificates in a group policy) at the same time in determining the amount that could be realized under the insurance contract in accordance with Technical Bulletin 85-4 “Accounting for Purchases of Life Insurance” and (iii) whether the cash surrender value component of the amount that could be realized under the insurance contract in accordance with Technical Bulletin 85-4 should be discounted in accordance with APB Opinion No. 21 “Interest on Receivables and Payables”, when contractual limitations on the ability to surrender a policy exist. EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The impact of adopting EITF 06-5 effective January 1, 2007, was not material to our condensed consolidated financial statements.

In May 2007, the FASB issued FSP No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (“FSP FIN 48-1”), which clarifies when a tax position is considered settled under FIN 48. FSP FIN 48-1 is applicable at the adoption of FIN 48, which was January 1, 2007 for us, and did not have an impact on our tax position at June 30, 2007.

12—Other Information

Since September 2002, our board of directors has authorized five separate repurchase programs, including the current 6.0 million share program, for the repurchase, in the aggregate, of up to 21.5 million shares of our common stock on the open market. At June 30, 2007, we had repurchased approximately 20.4 million shares under these programs for a total cost of approximately $1.0 billion, including 0.4 million shares during the first six months of 2007 at a cost of approximately $22.8 million. The board did not set an expiration date for the current program. All share repurchases made to date were funded from available working capital, and were made from time to time depending on market conditions, share price and other factors.

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

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

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

On August 7, 2007, MGIC publicly announced that it had advised the New York Insurance Department that based on MGIC management’s preliminary assessment, MGIC is not obligated to complete the merger in light of the C-BASS impairment. MGIC also announced that it was reviewing “other developments” that, in its opinion, may affect its obligation to close.

Upon completion of the merger, certain of our financial guaranty reinsurance customers will have the right to recapture financial guaranty reinsurance business previously assumed by us. Based on the balances at June 30, 2007, these customers will be able to recapture an aggregate of up to $10.7 billion par in force and up to approximately $91.0 million of unearned premium reserves (on a statutory accounting basis). If all this reinsurance business were recaptured, we estimate that we would have to disburse $65.5 million in cash to settle the recaptures.

On July 17, 2007, C-BASS acquired Fieldstone Investment Corporation (“Fieldstone”), a mortgage banking company that originates, sells, and invests primarily in non-conforming single-family residential mortgage loans, for approximately $187 million including closing costs.

On July 19, 2007, we and MGIC, each entered into a $50 million unsecured revolving credit facility agreement with C-BASS that is payable on demand and is scheduled to expire December 31, 2007. Amounts drawn on this facility bear interest at a rate of one-month LIBOR at the date the amount is drawn plus 2.875%. In addition, a 0.375% facility fee is payable to us. C-BASS has drawn down the entire $50 million on this facility. In accordance with the terms of the loan, on July 30, 2007, we demanded full and immediate payment of all amounts owed to us under the loan. Those amounts currently remain outstanding as we continue to cooperate with C-BASS while they search for additional liquidity as discussed above.

13—Benefit Plans

We maintain a noncontributory defined benefit pension plan (the “Pension Plan”) covering substantially all of our full-time employees. Effective December 31, 2006, we (1) froze all benefits accruing under the Pension

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

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

The Pension Plan suspension was aimed at preparing for the future termination of the Pension Plan, and reflects a broader reliance on the Radian Group Inc. Savings Incentive Plan (the “Savings Plan”) as the primary retirement vehicle for our employees. On February 5, 2007, our board of directors approved the termination of the Pension Plan, effective June 1, 2007. We expect to record an immaterial settlement loss upon termination of the Pension Plan, which remains subject to regulatory approval.

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

The components of the Pension Plan/SERP benefit and net periodic postretirement benefit costs are as follows (in thousands):

	Three Months Ended June 30
	Pension Plan/ SERP		Postretirement Welfare Plan
	2007	2006	2007	2006
Service cost	$—	$1,321	$3	$2
Interest cost	390	542	15	16
Expected return on plan assets	(349)	(377)	—	—
Amortization of prior service cost	—	63	(2)	(2)
Recognized net actuarial loss (gain)	—	94	(2)	(1)

Net periodic benefit cost	$41	$1,643	$14	$15

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

	Six Months Ended June 30
	Pension Plan/SERP		Postretirement Welfare Plan
	2007	2006	2007	2006
Service cost	$—	$2,642	$6	$5
Interest cost	780	1,084	30	31
Expected return on plan assets	(698)	(754)	—	—
Amortization of prior service cost	—	126	(4)	(3)
Recognized net actuarial loss (gain)	—	188	(4)	(3)

Net periodic benefit cost	$82	$3,286	$28	$30

14—Selected Financial Information of Registrant—Radian Group Inc.

The following is selected financial information for the parent company:

(In thousands)	June 30 2007	December 31 2006
Investment in subsidiaries, at equity in net assets	$4,776,972	$4,774,918
Total assets	4,937,542	4,865,381
Long-term debt	747,929	747,770
Total liabilities	794,824	797,824
Total stockholders’ equity	4,142,718	4,067,557
Total liabilities and stockholders’ equity	4,937,542	4,865,381

15—Commitments, Contingencies and Off-Balance-Sheet Arrangements

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

On March 19, 2007, defendants removed the Action to the United States District Court for the Eastern District of Pennsylvania (the “Eastern District”), and on March 26, 2007, defendants moved to dismiss the Action, or, in the alternative, for a briefing schedule in connection with any potential motion by the plaintiff to remand the Action to the Court of Common Pleas. On April 18, 2007, plaintiff moved to remand the Action to the Court of Common Pleas, which motion defendants opposed. On May 31, 2007, the motion to remand was granted, and the case is now back in the Court of Common Pleas, where the parties are preparing initial pleadings. The motion is presently pending in the Eastern District, and a briefing schedule for the motion has been established. We believe this lawsuit is without merit and intend to continue to vigorously defend the Action.

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

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

We guarantee the payment of up to $25.0 million of a revolving credit facility issued to Sherman, which expires in December 2007. Our guaranty facilitates the issuance and renewal of the facility, which Sherman may use for general corporate purposes. There were no amounts outstanding under this facility at June 30, 2007.

As part of the non-investment-grade allocation component of our investment program, we have committed to invest $55 million in alternative investments that are primarily private equity structures. At June 30, 2007, we had unfunded commitments of $27.7 million. These commitments have capital calls over a period of at least six years, and certain fixed expiration dates or other termination clauses.

Our mortgage insurance business utilizes its underwriting skills to provide an outsourced underwriting service to its customers. We give recourse to our customers on loans we underwrite for compliance. Typically, we agree that if we make a material error in underwriting a loan, we will remedy, indemnify, make whole, repurchase, or place additional mortgage insurance coverage on the loan. Providing these remedies means we assume some credit risk and interest-rate risk if an error is found during the limited remedy period in the agreements governing these services. We paid losses for sales and remedies from reserves in the first six months of 2007 of approximately $2.4 million and our reserve for such expenses at June 30, 2007 was $3.5 million. We closely monitor this risk and negotiate our underwriting fee structure and recourse agreements on a client-by-client basis.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this report and our audited financial statements, notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K for the fiscal year ended December 31, 2006 for a more complete understanding of our financial position and results of operations.

Business Summary

Our principal business segments are mortgage insurance, financial guaranty and financial services. The following table shows the percentage contributions to net income and equity allocated to each business segment as of and for the six months ended June 30, 2007:

	Net Income	Equity
Mortgage Insurance	12%	55%
Financial Guaranty	60%	35%
Financial Services	28%	10%

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

Our mortgage insurance segment, through Radian Guaranty, offers primary and pool mortgage insurance coverage on residential first-lien mortgages. At June 30, 2007, primary insurance on domestic first-lien mortgages made up approximately 90% of our total domestic first-lien mortgage insurance risk in force, and pool insurance on domestic first-lien mortgages made up approximately 10% of our total domestic first-lien mortgage insurance risk in force. We use Radian Insurance to provide credit enhancement for mortgage-related capital market transactions and to write credit insurance on mortgage-related assets that monoline mortgage guaranty insurers are not permitted to insure, including net interest margin securities (“NIMs”), international insurance and reinsurance transactions, second-lien mortgages, home equity loans and credit default swaps (collectively, we refer to the risk associated with these transactions as “other risk in force”). We also insure second-lien mortgages through Amerin Guaranty. We expect to use Radian Europe to offer a variety of mortgage credit risk solutions, including traditional mortgage insurance, financial guaranty and other structured transactions involving residential mortgage assets, to clients outside the United States.

Financial Guaranty

Our financial guaranty segment mainly insures and reinsures credit-based risks. Financial guaranty insurance provides an unconditional and irrevocable guaranty to the holder of a financial obligation of full and timely payment of principal and interest when due.

Our financial guaranty segment offers the following products:

•

insurance of public finance obligations, including tax-exempt and taxable indebtedness of states, counties, cities, special service districts, other political subdivisions and tribal finance and for enterprises such as airports, public and private higher education and health care facilities and private finance initiative assets in sectors such as schools, healthcare and infrastructure projects. The issuers of public finance obligations we insure are typically rated investment-grade (BBB-/Baa3 or higher) at the time we issue our insurance policy, without the benefit of our insurance;

•

insurance of structured finance obligations, including collateralized debt obligations (“CDOs”) and asset-backed securities, consisting of funded and non-funded (“synthetic”) executions that are payable from or tied to the performance of a specific pool of assets. Examples of the pools of assets that underlie structured finance obligations include residential and commercial mortgages, a variety of consumer loans, corporate loans and bonds, equipment receivables and real and personal property leases. The structured finance obligations we insure are generally rated investment-grade at the time we issue our insurance policy, without the benefit of our insurance;

•

financial solutions products (which we group as part of our structured finance business), including guaranties of securities exchange clearing houses, excess-Securities Investor Protection Corporation insurance for brokerage firms and excess-Federal Deposit Insurance Corporation insurance for banks; and

•

reinsurance of domestic and international public finance obligations, including those issued by sovereign and sub-sovereign entities, as well as reinsurance of structured finance, financial solutions and trade credit reinsurance obligations (currently in run-off).

We provide these products and services mainly through Radian Asset Assurance Inc., our principal financial guaranty subsidiary (“Radian Asset Assurance”) and through Radian Asset Assurance Limited (“RAAL”), an insurance subsidiary of Radian Asset Assurance authorized to conduct financial guaranty business in the United Kingdom. Through RAAL, we have additional opportunities to write financial guaranty insurance in the United Kingdom and, subject to compliance with the European passporting rules, other European Union jurisdictions. In particular, we expect that RAAL will continue to build its structured products business in the United Kingdom and throughout the European Union. RAAL accounted for $3.2 million and $6.8 million of direct premiums written in the second quarter and first six months of 2007 (or 11.9% and 11.7% of financial guaranty’s direct premiums written in the second quarter and first six months of 2007), which is a $1.1 million and $2.7 million increase, respectively, from the $2.1 million and $4.1 million of direct premiums written in the corresponding periods of 2006 (or 4.5% and 5.3% of financial guaranty’s direct premiums written in the second quarter and first six months of 2006).

In October 2005, we announced that we would be exiting the trade credit reinsurance line of business. Accordingly, this line of business has been placed into run-off and we have ceased initiating new trade credit reinsurance contracts. For the first six months of 2007, there were no material trade credit reinsurance premiums written, compared to $4.5 million or 3.2% of financial guaranty’s net premiums written in the first six months of 2006.

On May 3, 2007, Fitch reported the results of its “Matrix” capital model for the financial guaranty industry, as of September 30, 2006. Fitch launched the model in January 2007 and applied it retroactively to our existing financial guaranty business. Prior to the release of the “Matrix” capital model, we wrote business in accordance with the relevant Fitch capital adequacy measures in effect at the time such business was written. Along with a general decline in the excess capital position for a majority of financial guarantors from March 31, 2006 to September 30, 2006, Fitch noted that Radian Asset Assurance maintained capital well below Fitch’s threshold level for an AA-rated financial guarantor. Fitch attributed this shortfall mainly to the growth in Radian Asset Assurance’s portfolio of mezzanine-layered, pooled CDOs and collateralized debt securities written at very high attachment points, well above the minimum AAA levels. We have provided Fitch with a capital enhancement plan to address this shortfall; however, we cannot be certain that we will be able to implement the capital enhancement plan fully or achieve the minimum thresholds for a AA-rated financial guarantor under the new capital model. See also “—Recent Ratings Actions” below.

Upon completion of our merger with MGIC Investment Corporation (“MGIC”) as discussed below, certain of our financial guaranty reinsurance customers will have the right to recapture financial guaranty reinsurance business previously assumed by us. Based on the balances at June 30, 2007, these customers will be able to recapture an aggregate of up to $10.7 billion par in force and up to approximately $91.0 million of unearned premium reserves (on a statutory accounting basis). If all this reinsurance business were recaptured, we estimate that we would have to disburse $65.5 million in cash to settle the recaptures. We cannot be certain whether any of these customers will recapture all or any portion of this business or the exact impact of the actual recapture, if any, if the merger is not completed.

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

Sherman is a consumer asset and servicing firm specializing in charged-off and bankruptcy plan consumer assets that it generally purchases at deep discounts from national financial institutions and major retail corporations and subsequently collects upon these receivables. In addition, Sherman originates credit card receivables through its subsidiary CreditOne and has a variety of other similar ventures related to consumer assets.

C-BASS is a mortgage investment and servicing company specializing in the credit risk of subprime single-family residential mortgages. On July 29, 2007, we concluded that a material charge for impairment of our investment in C-BASS was required under accounting principles generally accepted in the United States of America (“GAAP”).

Since February 2007, the market for subprime mortgages has experienced significant turmoil, with market dislocations accelerating to unprecedented levels beginning in mid-July 2007. C-BASS reported a loss of $14.7 million in the first quarter of 2007 before returning to profitability in the second quarter as credit spreads briefly stabilized before widening dramatically again in July. During the five month period from February 1, 2007 through June 30, 2007, C-BASS paid approximately $290.3 million to satisfy lenders’ margin calls on loans to C-BASS. From July 1st though July 29th, C-BASS received an additional $362.7 million in margin calls, most of which (approximately $200 million) was called on July 26th and July 27th. As of the close of business on July 27th, we understand that C-BASS had paid only $263.5 million of the $362.7 million in outstanding margin calls.

Prior to July 29, 2007, a number of qualified buyers showed a strong interest in C-BASS, and both we and MGIC received multiple preliminary indications of interest above C-BASS’s book value. Due diligence was ongoing until July 29th when the increase in margin calls over the prior few days significantly jeopardized C-BASS’s liquidity position, resulting in a withdrawal of all interested buyers at that time. Giving consideration to C-BASS’s inability to meet the accelerating amount of margin calls they were receiving, as well as the withdrawal of any potential buyers at the time, we concluded on July 29, 2007 that a material charge for impairment of our interest in C-BASS was required.

Our total investment in C-BASS consists of approximately $468 million of equity as of June 30, 2007 and $50 million under an unsecured credit facility provided to C-BASS on July 19th as further discussed below. At June 30, 2007, on a pro forma basis reflecting the amounts drawn under our facility with C-BASS, Radian’s investment in C-BASS was approximately $518 million.

We have not yet determined an estimate of the amount or range of amounts of the potential impairment, although the impairment charge could be our entire investment in C-BASS. Following our impairment determination, C-BASS faced significant additional margin calls and its liquidity position continued to deteriorate. With the cooperation of its lenders, including Radian and MGIC, C-BASS is actively working with The Blackstone Group L.P., its financial advisor, and potential investors to explore opportunities to secure additional liquidity. It remains uncertain to us at this point whether C-BASS will be able to secure the continued cooperation of its lenders or to secure additional liquidity or on what terms such liquidity will be obtained. The net impact to us of the impairment charge will include any associated tax benefit.

On July 17, 2007, C-BASS completed its acquisition of Fieldstone Investment Corporation (“Fieldstone”), a mortgage banking company that originates, sells, and invests primarily in non-conforming single family residential mortgage loans, for approximately $187 million including closing costs. The transaction supports C-BASS’s strategy of aligning with companies that have significant investments in mortgage securities, where C-BASS’s wholly-owned subsidiary, Litton Loan Servicing, as servicer, can enhance the underlying value of these securities. In addition, the transaction provides C-BASS with a platform for loan originations.

As discussed above, on July 19, 2007, we and MGIC, each entered into a $50 million unsecured revolving credit facility agreement with C-BASS that is payable on demand and is scheduled to expire December 31, 2007. Amounts drawn on these facilities bear interest at a rate of one-month LIBOR at the date the amount is drawn plus 2.875%. In addition, a 0.375% facility fee is payable to us and MGIC. C-BASS drew down the entire $50 million on each facility ($100 million in total) on July 20th and 23rd. In accordance with the terms of the loan, on July 30, 2007, we demanded full and immediate payment of all amounts owed to us under the loan. These amounts currently remain outstanding as we continue to cooperate with C-BASS while they search for additional liquidity as discussed above.

Pending Merger with MGIC

On February 6, 2007, we and MGIC entered into an Agreement and Plan of Merger pursuant to which we agreed, subject to the terms and conditions of the merger agreement, to merge with and into MGIC, with the combined company to be re-named MGIC Radian Financial Group Inc.

Upon the completion of the merger, the merger agreement provides that each share of Radian common stock will be converted into 0.9658 shares of MGIC common stock, with cash to be paid in lieu of fractional shares of MGIC common stock. Radian stock options and other equity awards will automatically convert upon completion of the merger into stock options and equity awards with respect to MGIC common stock, subject to adjustment to reflect the exchange ratio.

To date, the following conditions to closing the merger have been satisfied:

•	The merger agreement between Radian and MGIC was approved by the requisite affirmative votes of Radian’s stockholders on May 9, 2007 and MGIC’s stockholders on May 10, 2007.

•

Radian and MGIC each filed a notice on March 6, 2007 with the U.S. Federal Trade Commission and the U.S. Department of Justice in satisfaction of the filing requirements under the Hart-Scott-Rodino Act. The 30-day waiting period for the proposed merger was not extended and expired on April 5, 2007.

•

Receipt of insurance regulatory approval from Pennsylvania, where both Radian Guaranty and Radian Insurance are domiciled, and Wisconsin, where MGIC’s principal mortgage insurance subsidiary is domiciled. We are still waiting to receive approvals from the New York and Texas insurance departments.

On August 7, 2007, MGIC publicly announced that it had advised the New York Insurance Department that it was MGIC management’s preliminary assessment that MGIC is not obligated to complete the merger in light of the C-BASS impairment. MGIC also announced that it was reviewing “other developments” that, in its opinion, may affect its obligation to close.

We do not believe the impairments related to C-BASS affect MGIC’s obligation to go forward with the merger agreement, and we are not aware of any developments that would impact MGIC’s obligation to close the merger. We believe we have fully complied with all of our obligations under the merger agreement.

Recent Ratings Actions

On July 31, 2007, Fitch placed the long term debt rating of Radian Group and the insurer financial strength ratings of all of our insurance subsidiaries on Ratings Watch Negative. Additionally, all obligations insured by Radian Asset Assurance and RAAL have been placed on Ratings Watch Negative. Fitch attributed this rating action to the significant impairment of our investment in C-BASS and Fitch’s assessment of our financial position as a result of the situation with C-BASS. Fitch has indicated that it expects to affirm the ratings of Radian Group and its mortgage insurance subsidiaries at their present level following completion of the merger with MGIC. However, Fitch stated that the resolution of the Ratings Watch status for our financial guaranty insurance subsidiaries, Radian Asset Assurance and RAAL, will depend in large part on the financial condition and capital strength of such entities combined with Fitch’s view of the long-term commitment to the financial guaranty business by the management group of the combined company upon completion of our merger with MGIC.

On July 31, 2007, Standard & Poor’s Ratings Service (“S&P”) affirmed the ratings of Radian Group and its insurance subsidiaries. On August 1, 2007, Moody’s also affirmed the insurance financial strength ratings of our insurance subsidiaries and the senior debt rating of Radian Group, but changed the outlook for Radian Group to stable from under review for possible upgrade based on its anticipation of the completion of the merger with MGIC.

On August 7, 2007, in response to MGIC’s public comments on the status of the merger as discussed above, S&P placed the insurance financial strength ratings of our mortgage insurance subsidiaries on CreditWatch with negative implications and placed the credit rating of Radian Group on CreditWatch Negative. S&P commented that its ratings for Radian Group and its mortgage insurance subsidiaries would likely be removed from CreditWatch and affirmed if the merger is completed, and that it would evaluate Radian’s competitive position, management and strategy, operating performance, and capitalization if the merger is not completed, which could result in a downgrade of up to two notches. S&P maintained its financial strength ratings and stable outlooks for Radian Asset Assurance and RAAL. On August 8, 2007, Fitch announced that it would not be taking any ratings action with respect to Radian Group or its insured subsidiaries as a result of MGIC’s comments regarding the merger.

The following table illustrates the current financial strength ratings assigned to our principal insurance subsidiaries in light of recent ratings actions discussed above:

	MOODY’S	MOODY’S OUTLOOK	S&P	S&P OUTLOOK	FITCH	FITCH OUTLOOK
Radian Guaranty	Aa3	Stable	AA	(1)	AA	(2)
Radian Insurance	Aa3	Stable	AA	(1)	AA	(2)
Amerin Guaranty	Aa3	Stable	AA	(1)	AA	(2)
Radian Europe Limited	—	—	AA	(1)	AA	(2)
Radian Australia Limited	—	—	—	—	—	—
Radian Asset Assurance	Aa3	Stable	AA	Stable	AA	(2)
Radian Asset Assurance Limited	Aa3	Stable	AA	Stable	AA	(2)

(1)	Each S&P rating for our mortgage insurance subsidiaries is currently on CreditWatch with negative implications.
(2)	Each Fitch rating is currently on Ratings Watch Negative.

In addition, Radian Group currently has been assigned a senior debt rating of A+ (Ratings Watch Negative) by Fitch, A (CreditWatch Negative) by S&P and A2 by Moody’s.

Overview of Business Results

As a holder of credit risk, our results are subject to macroeconomic conditions and specific events that impact the production environment and credit performance of our underlying insured assets. Our mortgage insurance business experienced poor financial results during the second quarter of 2007 as declining home prices, the poor performance of the late 2005 and 2006 subprime books of business and Alternative A (“Alt-A”) mortgage books of business, and significant resets in adjustable rate mortgages (“ARMs”) due to rising interest rates led to an increase in delinquencies and higher projected future claims. In addition, we experienced a large credit reserve on our NIMs portfolio that was mainly a result of the poor performance of second-lien loans contained within select deals. Our financial guaranty business performed well during the quarter. In financial services, Sherman had a strong quarter, while C-BASS returned to profitability, before significant disruptions in the subprime mortgage market seriously jeopardized their liquidity position in late July.

Our primary mortgage insurance portfolio was impacted by the conditions in the mortgage and housing markets, particularly in California, Florida and the Midwest. An increase in delinquencies, higher loan balances on delinquent loans, and higher roll rates of delinquencies into claim status also contributed to the increases in loss reserves. In addition, a single second-lien structured transaction continued to produce high losses. See “Results of Operations—Mortgage Insurance—Quarter and Six Months Ended June 30, 2007 Compared to Quarter and Six Months Ended June 30, 2006—Provision for Losses”. Given the current trends, we believe that paid claims in each of the third and fourth quarters of 2007 will be between $130 million and $135 million and claims paid for 2008 will be in the range of $550 million to $650 million.

Positively, the market disruptions have led to a tightening of mortgage underwriting standards and a continued increased demand for the traditional mortgage insurance product. We expect this trend to continue for the balance of 2007 and into 2008. Alternative products, such as 80-10-10 mortgages, which were a common alternative to mortgage insurance in 2005 and 2006, have declined significantly, due to higher interest rates and the lack of either a secondary market for such loans or the desire for originators to hold such loans in portfolio.

The persistency rate, which is defined as the percentage of insurance in force that remains on our books after any 12-month period was 71.1% for the twelve months ended June 30, 2007, compared to 62.8% for the twelve months ended June 30, 2006. This increase was due to a decline in refinancing activity from the high levels in 2005 and 2006, mainly due to rising mortgage interest rates. The persistency rate for structured products during the twelve months ended June 30, 2007 was 65.8% compared to 73.3% for our flow business. We anticipate a continued gradual improvement in persistency rates during the remainder of 2007.

There is a strong demand from lenders for structured transactions and non-traditional products, although the volume we write typically fluctuates between periods and is driven by market factors such as credit spreads and competition from capital market transactions. The amount of structured business written in the first six months of 2007 includes one large transaction written as modified pool insurance, in which we are in a second-loss position. Revenues were down from the prior year due mainly to lower premium rates on much of the recently written structured business and by the run-off of the higher premium, first-loss mortgage insurance on loans written primarily between 2003 and 2005.

During the first six months of 2007, we continued to write the majority of our structured primary mortgage insurance business in a second-loss risk position. There is a lower average premium rate associated with this business, reflecting the more remote risk resulting from the existence of deductibles in front of our risk position. As a result, premium growth will not equal the growth in new insurance written from these lower premium products. Positively, the capital allocation requirements resulting from these transactions are lower, commensurate with the more remote risk, and we believe these products are less directly vulnerable to the housing decline than higher premium, first-loss products.

We remain cautious about the outlook for the overall housing market, especially in certain parts of the country including the Midwest and the East and West Coasts. In addition, as has been the case for the last several years, much of our business has not yet reached its peak claim period. The mortgage insurance mix of business has continued to include a higher percentage of Alt-A and A minus mortgages and unproven products such as interest-only loans. Premiums received for these products are generally higher than more traditional products to compensate for the additional risk and often have structuring features such as deductibles that benefit our risk position.

We protect against losses in excess of our expectations on some of the risk associated with more risk sensitive and unproven products by reinsuring it through Smart Home transactions. In 2004, we developed “Smart Home” as a way to effectively transfer risk from our portfolio to investors in the capital markets. Ceded premiums written for the three and six months ended June 30, 2007 and 2006 include $3.2 million and $6.4 million, respectively, and $2.9 million and $5.1 million, respectively, related to the Smart Home transactions. As of June 30, 2007, there have been no ceded losses as a result of the Smart Home transactions.

Since August 2004, we have completed four Smart Home arrangements. Details of these transactions (aggregated) as of the initial closing of each transaction and as of June 30, 2007 are as follows:

	Initial	As of June 30, 2007
Pool of mortgages (par value)	$14.72 billion	$7.97 billion
Risk in force (par value)	$3.90 billion	$2.02 billion
Notes sold to investors/risk ceded (principal amount)	$718.6 million	$621.9 million

Smart Home protects us against catastrophic loss as we continue to take on higher risk, concentrated positions and unproven products. As a result, we consider Smart Home arrangements to be important to our ability to effectively manage our risk profile. At June 30, 2007 and December 31, 2006, approximately 7% and 10%, respectively, of our primary risk in force was included in Smart Home arrangements. In these transactions, we reinsure the middle layer risk positions, while retaining a significant portion of the total risk comprising the first-loss and most remote risk positions.

In the financial guaranty segment, business production was strong during the first six months led by our ability to write credit protection on super-senior tranches of synthetic corporate CDOs. Credit performance also was very good during the first six months and we were able to reverse some non-specific loss reserves due to favorable loss development and trade credit loss reserves for which we no longer have an exposure. We wrote less structured finance business in the second quarter of 2007, as premium rates continued to fall. During the second half of 2007, we expect to continue to write structured super-senior business backed by corporate bonds, and we expect premiums rates to increase and the profitability of this business to improve. We expect that the loss and expense activity in our financial guaranty business for the balance of the year will be in the range that we experienced in the second half of 2006.

For the six months ended June 30, 2007, the financial services segment had mixed results. Sherman continued its consistently strong earnings. C-BASS incurred a loss of $15 million in the first quarter and pretax income of approximately $50 million in the second quarter as spreads briefly stabilized in the second quarter. Sherman’s results for the balance of 2007 are expected to remain fairly consistent with the first half of the year. C-BASS’s liquidity position became materially stressed in late July due to excess margin calls from their lenders, resulting in our concluding that our investment has been materially impaired in the third quarter of 2007.

Results of Operations—Consolidated

Quarter and Six Months Ended June 30, 2007 Compared to Quarter and Six Months Ended June 30, 2006

The following table summarizes our consolidated results of operations for the quarters and six months ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended June 30		% Change	Six Months Ended June 30		% Change
	2007	2006	2007 vs. 2006	2007	2006	2007 vs. 2006
Net income	$21.1	$148.1	(85.8)%	$134.6	$311.8	(56.8)%
Net premiums written	267.6	298.9	(10.5)	545.2	578.5	(5.8)
Net premiums earned—insurance	218.0	233.5	(6.6)	432.5	460.8	(6.1)
Net premiums earned—credit derivatives	36.9	25.6	44.1	71.5	52.0	37.5
Net premiums earned—total	254.9	259.1	(1.6)	504.0	512.8	(1.7)
Net investment income	62.7	59.7	5.0	123.7	113.9	8.6
Net gains on securities	25.7	5.3	n/m	39.4	28.2	39.7
Change in fair value of derivative instruments	(103.1)	(25.3)	n/m	(89.3)	(7.7)	n/m
Other income	3.1	5.8	(46.6)	6.9	11.0	(37.3)
Provision for losses	174.0	84.9	n/m	281.0	163.5	71.9
Policy acquisition costs	24.2	26.8	(9.7)	52.5	54.2	(3.1)
Other operating expenses	57.6	58.1	n/m	115.3	118.4	(2.6)
Interest expense	12.4	12.5	n/m	25.4	24.3	4.5
Equity in net income of affiliates	49.5	72.0	(31.3)	72.3	130.4	(44.6)
Income tax provision	3.5	46.2	(92.4)	48.2	116.3	(58.6)

n/m = not meaningful

Net Income.    Our net income for the three and six months ended June 30, 2007 was $21.1 million and $134.6 million, respectively, or $0.26 and $1.68 per share (diluted), compared to $148.1 million and $311.8 million or $1.79 and $3.75 per share (diluted) for the corresponding periods of 2006. The decrease in net income for 2007 was mainly due to a significant decrease in the change in fair value of derivative instruments, a significant increase in the provision for losses and a decrease in equity in net income of affiliates, partially offset by a decrease in other operating expenses, an increase in net investment income and a lower income tax provision coinciding with the decrease in pre-tax income.

Net Premiums Written and Earned.    Consolidated net premiums written for the three and six months ended June 30, 2007 were $267.6 million and $545.2 million, respectively, compared to $298.9 million and $578.5 million for the corresponding periods of 2006. Consolidated net premiums earned were $254.9 million and $504.0 million, respectively, for the three and six months ended June 30, 2007 compared to $259.1 million and $512.8 million for the corresponding periods of 2006. The year over year decline in premiums earned was mainly due to the run-off of higher premium structured mortgage insurance business. Our mortgage insurance business experienced an increase in flow business written during the first six months of 2007, reflecting an increase in demand for our traditional mortgage insurance product in the current uncertain housing market. Our financial guaranty business experienced a $13.0 million increase in premiums earned from public finance transactions, during the first six months of 2007, which includes refundings, partially offset by a $14.0 million decrease in premiums earned from trade credit reinsurance, which is in run-off.

Net Investment Income.    Net investment income was $62.7 million and $123.7 million, respectively, for the three and six months ended June 30, 2007 compared to $59.7 million and $113.9 million, respectively, in the corresponding periods of 2006. This increase was mainly due to an increase in investable assets resulting from a higher yield on bonds in our investment portfolio.

Net Gains on Securities.    Net gains on securities for the three and six months ended June 30, 2007 were $25.7 million and $39.4 million, respectively, compared to $5.3 million and $28.2 million, respectively, for the corresponding periods of 2006. Included in the six months ended 2006 was a $21.4 million pre-tax gain as a result of the sale of our remaining interest in Primus Guaranty, Ltd. (“Primus”). Included in the three and six months ended June 30, 2007 were $7.2 million and $3.5 million of gains related to changes in the fair value of convertible securities and equity securities and a $23.2 million net gain related to the sale of hybrid securities.

Change in Fair Value of Derivative Instruments.    For the three and six months ended June 30, 2007, the change in fair value of derivative instruments was a net loss of $103.1 million and $89.3 million, respectively, compared to net losses of $25.3 million and $7.7 million, respectively, for the corresponding periods of 2006. The amount for the six months ended June 30, 2006 includes a $17.2 million charge related to a payment made in March 2006 in connection with the termination of a financial guaranty contract. The decrease in the change in fair value of derivative instruments in 2007 was mainly a result of a $61.0 million credit reserve related to our NIMs portfolio, significant widening of corporate credit spreads and the implementation of Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments”, an amendment of SFAS No. 133 and 140 (“SFAS No. 155”). SFAS No 155 allows us to discontinue the bifurcation of the equity derivative component of our convertible securities and recognize the total change in fair value of our convertible securities as net gains on securities. See “Results of Operations—Mortgage Insurance—Quarter and Six Months Ended June 30, 2007 Compared to Quarter and Six Months Ended June 30, 2007—Change in Fair Value of Derivative Instruments” for more information regarding the loss on our NIMs book of business.

Other Income.    Other income decreased to $3.1 million and $6.9 million, respectively, for the three and six months ended June 30, 2007 from $5.8 million and $11.0 million, respectively, for the corresponding periods of 2006, mainly due to a decrease in mortgage insurance contract underwriting income as a result of lower demand for this business and lower fee income from equity affiliates.

Provision for Losses.    The provision for losses for the three and six months ended June 30, 2007 was $174.0 million and $281.0 million, respectively, compared to $84.9 million and $163.5 million, respectively, for the corresponding periods of 2006. Our mortgage insurance segment experienced an increase in delinquencies compared to the same period a year ago, as well as an increase in delinquent loan sizes, a continuation of the aging on existing delinquencies and an increase in the projected rates at which delinquencies move to claim, which require a higher reserve. See “Results of Operations—Mortgage Insurance—Quarter and Six Months Ended June 30, 2007 Compared to Quarter and Six Months Ended June 30, 2006—Provision for Losses” below. The provision for losses in our financial guaranty segment decreased in 2007 compared to the same period a year ago, mainly attributable to favorable loss development and a reversal of reserves on the trade credit reinsurance business.

Policy Acquisition Costs.    Policy acquisition costs were $24.2 million and $52.5 million, respectively, for the three and six months ended June 30, 2007 compared to $26.8 million and $54.2 million reported for the corresponding periods of 2006. In the second quarter of 2007, we updated our persistency assumptions, which resulted in a reduction of previously recorded amortization expense of $3.7 million and will also result in a slow down of future amortization due to the higher persistency. In our mortgage insurance segment, estimates of expected gross profit, which are driven in part by persistency and loss development for each underwriting year and product type, are used as a basis for amortization and are evaluated regularly. The total amortization recorded to date is adjusted by a charge or credit to our consolidated statements of income, if actual experience or other evidence suggests that earlier estimates should be revised.

Other Operating Expenses.    Other operating expenses were $57.6 million and $115.3 million, respectively, for the three and six months ended June 30, 2007 compared to $58.1 million and $118.4 million, respectively, in the corresponding periods of 2006. Included in the three and six month periods of 2007 are $9.4 million and $12.7 million, respectively, of merger related expenses. The year over year decrease in other operating expenses was mainly due to a decrease in depreciation expense on office equipment and software expense and a shift toward deferred acquisition costs as a higher percentage of total expenses.

Interest Expense.    Interest expense for the three and six months ended June 30, 2007 was $12.4 million and $25.4 million, respectively, compared to $12.5 million and $24.3 million, respectively, for the corresponding periods of 2006. These amounts included the impact from interest rate swaps that we entered into in 2004. The interest rate swaps effectively convert the interest rate on our 5.625% Senior Notes due 2013 to a variable rate based on a spread over the London Interbank Offered Rate (“LIBOR”).

Equity in Net Income of Affiliates.    Equity in net income of affiliates was $49.5 million and $72.3 million for the three and six months ended June 30, 2007, respectively, down from $72.0 million and $130.4 million, respectively, in the corresponding periods of 2006. The decrease was driven by lower earnings at C-BASS as a result of the significant disruption in the subprime market occurring during the first half of 2007, while Sherman’s earnings remained stable year over year. Included in equity in net income of affiliates for the three and six months ended June 30, 2007 is $23.2 million and $16.4 million, respectively, in earnings related to C-BASS, compared to $44.9 million and $74.9 million in earnings in the corresponding periods of 2006. Sherman contributed $26.3 million and $55.9 million, respectively, of equity in net income of affiliates in the three and six months ended June 30, 2007 compared to $27.2 million and $55.5 million, respectively, for the corresponding periods of 2006. For more information, see “Results of Operations—Financial Services” below.

Income Tax Provision.    The consolidated effective tax rate was 14.3% and 26.4% for the three and six months ended June 30, 2007, compared to 23.8% and 27.2% for the corresponding periods of 2006. The lower tax rate for the second quarter and first six months of 2007 reflects a lower level of pre-tax income and an increase in the ratio of income generated from tax-advantaged investment securities compared to income generated from operations. Partially offsetting this decrease is a $6.4 million increase in the provision for income taxes related to the implementation of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes” during the first six months of 2007. See “Critical Accounting Policies—Recent Accounting Pronouncements”—below. During the quarter ended June 30, 2006, we determined that certain liabilities to taxing authorities were no longer probable due to the expiration of the statute of limitations on the related tax positions. As a result, approximately $10 million in tax liabilities were reversed through the income tax provision in the second quarter of 2006.

Results of Operations—Mortgage Insurance

Quarter and Six Months Ended June 30, 2007 Compared to Quarter and Six Months Ended June 30, 2006

The following table summarizes our mortgage insurance segment’s results of operations for the quarters and six months ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended June 30		% Change	Six Months Ended June 30		% Change
	2007	2006	2007 vs. 2006	2007	2006	2007 vs. 2006
Net income (loss)	$(28.2)	$83.2	n/m	$16.5	$171.3	n/m
Net premiums written	217.0	217.1	n/m	439.3	440.8	n/m
Net premiums earned—insurance	185.6	200.6	(7.5)%	365.8	393.6	(7.1)%
Net premiums earned—credit derivatives	21.1	8.0	n/m	36.8	17.8	n/m
Net premiums earned—total	206.7	208.7	(1.0)	402.6	411.4	(2.1)
Net investment income	36.3	36.2	n/m	71.8	67.8	5.9
Net gains on securities	19.4	3.7	n/m	30.5	17.3	76.3
Change in fair value of derivative instruments	(70.5)	(4.0)	n/m	(81.8)	5.1	n/m
Other income	2.7	3.5	(22.9)	5.6	7.1	(21.1)
Provision for losses	180.2	77.6	n/m	293.0	148.7	97.0
Policy acquisition costs	12.6	15.7	(19.7)	29.1	29.1	n/m
Other operating expenses	43.0	40.5	6.2	82.6	84.8	(2.6)
Interest expense	6.3	7.0	(10.0)	13.2	13.7	(3.6)
Income tax provision (benefit)	(19.3)	24.0	n/m	(5.7)	61.1	n/m

n/m = not meaningful

Net Income.    Our mortgage insurance segment had a net loss for the three months ended June 30, 2007 of $28.2 million, compared to $83.2 million of net income for the three months ended June 30, 2006. Our mortgage insurance segment’s net income for the six months ended June 30, 2007 and 2006 was $16.5 million and $171.3 million, respectively. The 2007 decreases were mainly due to a significant decrease in change in fair value of derivative instruments and a significant increase in the provision for losses, partially offset by higher net gains on securities and a decrease in the income tax provision coinciding with the decrease in pre-tax income.

Net Premiums Written and Earned.    Net premiums written were $217.0 million and $439.3 million, respectively, for the three and six months ended June 30, 2007 compared to $217.1 million and $440.8 million, respectively, for the three and six months ended June 30, 2006. Net premiums earned for the three and six months ended June 30, 2007 were $206.7 million and $402.6 million, respectively, compared to $208.7 million and $411.4 million, respectively, in the corresponding periods of 2006. Net premiums earned in 2007 reflect the continued run-off of higher premium structured business and a significant decrease in premiums from second-lien business due to a lower amount of business originated in 2006. This has been partially offset by an increase of $19.0 million in premiums earned from credit derivatives, primarily NIMs, during the first six months of 2007 compared to 2006. Premiums earned from all non-traditional products (including derivatives) were $32.5 million and $61.3 million, respectively, in the second quarter and first six months of 2007, compared to $23.7 million and $50.5 million, respectively, in the corresponding periods of 2006. We anticipate modest growth in mortgage insurance earned premiums toward the end of 2007 and into 2008 as insurance in force continues to grow.

The following table provides additional information related to premiums written and earned for the three and six month periods indicated:

	Three Months Ended		Six Months Ended
	June 30 2007	June 30 2006	June 30 2007	June 30 2006
Net premiums written (in thousands)
Primary and Pool Insurance	$184,492	$187,686	$376,600	$381,132
Seconds	6,450	15,245	17,629	25,784
International	6,565	2,276	9,689	4,196

Net premiums written—insurance	197,507	205,207	403,918	411,112
Net premiums written—credit derivatives	19,533	11,843	35,411	29,704

Net premiums written	$217,040	$217,050	$439,329	$440,816

Net premiums earned (in thousands)
Primary and Pool Insurance	$174,174	$185,020	$341,329	$360,828
Seconds	8,723	13,848	17,895	28,758
International	2,691	1,773	6,607	4,026

Net premiums earned—insurance	185,588	200,641	365,831	393,612
Net premiums earned—credit derivatives	21,090	8,029	36,779	17,764

Net premiums earned	$206,678	$208,670	$402,610	$411,376

Smart Home (in thousands)
Ceded premiums written	$3,217	$2,890	$6,412	$5,085
Ceded premiums earned	$3,157	$2,838	$6,015	$5,247

Net Investment Income.    Net investment income attributable to our mortgage insurance segment for the three and six months ended June 30, 2007 was $36.3 million and $71.8 million, respectively, compared to $36.2 million and $67.8 million, respectively, for the corresponding periods of 2006. Investment income during the first six months of 2007 reflects an increase in investable assets and higher interest rates.

Net Gains on Securities.    Net gains on securities in our mortgage insurance business were $19.4 million and $30.5 million, respectively, for the three and six months ended June 30, 2007, compared to $3.7 million and

$17.3 million, respectively, for the corresponding periods of 2006. Included in the three and six months ended June 30, 2007 are gains related to changes in the fair value of convertible securities and equity securities of $5.4 million and $3.7 million, respectively. Also included in the year to date period of 2007 is a net gain of approximately $15.3 million related to the sale of hybrid securities. Included in the six month period ended June 30, 2006 is an allocation of the gain from the sale of our remaining interest in Primus.

Change in Fair Value of Derivative Instruments.    The change in the fair value of derivative instruments was a loss of $70.5 million and $81.8 million, respectively, for the three and six months ended June 30, 2007, compared to a loss of $4.0 million and a gain of $5.1 million for the corresponding periods of 2006. The decrease in 2007 compared to the corresponding periods of 2006 is mainly due to a $61.0 million net loss on our NIMs book, which represents a credit reserve on this book. This loss is derived primarily from a few transactions, which contain a higher concentration of second-lien mortgage collateral that have been more susceptible to the disruption in the subprime mortgage market occurring during the first half of 2007. We expect to pay losses during the next several years approximately equal to the $61.0 million negative mark resulting from these transactions, although actual losses could differ materially from estimated losses, depending on market conditions and the performance of the insured bonds. In accordance with GAAP, we do not establish loss reserves on our derivative financial guaranty contracts. Instead, gains and losses on derivative financial guaranty contracts are derived from internally generated models that take into account both credit and market spreads and are recorded through our condensed consolidated statements of income. See “Critical Accounting Policies—Derivative Instruments and Hedging Activity” for a discussion of how we account for derivatives under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”).

Other Income.    Other income for the three and six months ended June 30, 2007 was $2.7 million and $5.6 million, respectively, compared to $3.5 million and $7.1 million for the corresponding periods of 2006. Other income mostly includes income related to contract underwriting services, which was lower in the second quarter and first six months of 2007 as a result of lower contract underwriting volume.

Provision for Losses.    The provision for losses for the three and six month periods ended June 30, 2007 was $180.2 million and $293.0 million, respectively, compared to $77.6 million and $148.7 million, respectively, for the corresponding periods of 2006. The increase in 2007 was mainly attributable to increases in claims paid and mortgage insurance reserves. Following a seasonal decrease in delinquencies during the first quarter of 2007, rising interest rates and home price declines resulted in a significant increase in delinquencies in the second quarter of 2007, particularly among Alt-A and 2005 and 2006 subprime loans, with primary areas of deteriorating performance in California, Florida and several Midwestern states. In addition, the ARM portion of our portfolio also contributed to the rise in delinquencies in the second quarter of 2007 as resets forced many homeowners into default without the ability to refinance. In addition to new delinquencies, mortgage insurance reserves also were impacted in the second quarter of 2007 by a continuing aging of existing delinquencies, an increase in claim rates and an increase in the average size of delinquent loans.

Claims paid during 2007 included claims from a structured transaction covering the first 10% of aggregate losses on a pool of subprime second-lien mortgages. As structured, we split losses with our counterparty under this policy on a 50-50 basis. We began experiencing a significant increase in filed claims on this policy during the third quarter of 2006 and have paid approximately $36.0 million in net claims on this policy as of June 30, 2007. At June 30, 2007, our net exposure remaining under this policy was approximately $42.0 million or half of the $84.0 million in gross remaining exposure. Approximately $29.5 million of this $42.0 million was contained within our net loss reserve at June 30, 2007. In addition to this policy, we also have a supplemental policy on the same pool of mortgages that covers certain losses in excess of the 10% aggregate stop-loss.

Based on currently available information, we continue to expect that losses will likely exceed the 10% aggregate threshold of the initial policy, and when combined with the supplemental policy, total losses will likely exceed premiums over the life of the two policies. It is still too early to determine with any degree of certainty the total amount of losses that may result from the supplemental policy. Our current estimate of losses for both policies is reflected in our expectations for total mortgage insurance paid claims for 2007 and 2008, as discussed in the Overview of Business Results. We are working constructively with our counterparty to attempt to satisfy all claims issues in a fair way that mitigates overall losses as much as possible.

Policy Acquisition Costs.    Policy acquisition costs represent the amortization of expenses that relate directly to the acquisition of new business. The amortization of these expenses is related to the recognition of gross profits over the life of the policies and is influenced by such factors as persistency and estimated loss rates. Policy acquisition costs were $12.6 million and $29.1 million, respectively, for the second quarter and first six months of 2007, compared to $15.7 million and $29.1 million, respectively, in the corresponding periods of 2006. The 2007 amounts include a reduction of previously recorded amortization expense of $3.7 million as a result of increased persistency, which will also result in lower amortization expense in the future.

Other Operating Expenses.    Other operating expenses were $43.0 million and $82.6 million, respectively, for the second quarter and first six months of 2007, compared to $40.5 million and $84.8 million, respectively, for the corresponding periods of 2006. Included in operating expenses for the second quarter and first six months of 2007 were $9.0 million and $12.3 million, respectively, of merger related expenses. The decrease in other operating expenses during 2007 reflects certain expense reductions made in our mortgage insurance business in 2006, such as employee costs, lower software expense due the write-down of capitalized software that was deemed impaired in 2006 and lower office equipment expense and outside services. Contract underwriting expenses for the second quarter and first six months of 2007, including the impact of reserves for remedies in other operating expenses, were $6.0 million and $11.1 million, respectively, compared to $7.4 million and $14.4 million, respectively, for the corresponding periods of 2006. During the first six months of 2007, loans underwritten via contract underwriting for flow business accounted for 12.5% of applications, 11.8% of commitments for insurance and 10.2% of insurance certificates issued, compared to 12.3%, 12.1% and 11.6%, respectively, for the first six months of 2006.

Interest Expense.    Interest expense attributable to our mortgage insurance segment for the second quarter and first six months of 2007 was $6.3 million and $13.2 million, respectively, compared to $7.0 million and $13.7 million, respectively, for the corresponding periods of 2006. Both periods include interest on our long-term debt that was allocated to the mortgage insurance segment as well as the impact of interest-rate swaps.

Income Tax Provision (Benefit).    The effective tax rate for the second quarter and first six months of 2007 was (40.7)% and (53.4)%, respectively, compared to of 22.4% and 26.3% in the corresponding periods of 2006. The lower tax rate reflects a lower level of pre-tax income and an overall increase in the ratio of income generated from tax-advantaged investment securities compared to income generated from operations. The tax rate for the second quarter and first six months of 2006 reflects an allocation of the reversal of prior years’ tax exposures that expired June 30, 2006, as discussed above.

The following tables provide selected information as of and for the periods indicated for our mortgage insurance segment. Certain statistical information included in the following tables is recorded based on information received from lenders and other third parties.

	Three Months Ended
	June 30 2007		March 31 2007		June 30 2006
Primary new insurance written (“NIW”) ($ in millions)
Flow	$10,639	63.1%	$7,049	53.3%	$6,662	57.7%
Structured	6,211	36.9	6,178	46.7	4,886	42.3

Total Primary	$16,850	100.0%	$13,227	100.0%	$11,548	100.0%

Flow
Prime	$7,673	72.1%	$5,050	71.6%	$4,879	73.2%
Alt-A	2,026	19.1	1,401	19.9	1,266	19.0
A minus and below	940	8.8	598	8.5	517	7.8

Total Flow	$10,639	100.0%	$7,049	100.0%	$6,662	100.0%

Structured
Prime	$581	9.4%	$93	1.5%	$1,287	26.3%
Alt-A	5,200	83.7	5,905	95.6	3,555	72.8
A minus and below	430	6.9	180	2.9	44	0.9

Total Structured	$6,211	100.0%	$6,178	100.0%	$4,886	100.0%

Total
Prime	$8,254	49.0%	$5,143	38.9%	$6,166	53.4%
Alt-A	7,226	42.9	7,306	55.2	4,821	41.7
A minus and below	1,370	8.1	778	5.9	561	4.9

Total Primary	$16,850	100.0%	$13,227	100.0%	$11,548	100.0%

	Six Months Ended
	June 30 2007		June 30 2006
Primary new insurance written (“NIW”) ($ in millions)
Flow	$17,688	58.8%	$11,896	48.9%
Structured	12,389	41.2	12,455	51.1

Total Primary	$30,077	100.0%	$24,351	100.0%

Flow
Prime	$12,723	71.9%	$8,650	72.7%
Alt-A	3,427	19.4	2,371	19.9
A minus and below	1,538	8.7	875	7.4

Total Flow	$17,688	100.0%	$11,896	100.0%

Structured
Prime	$674	5.5%	$3,551	28.5%
Alt-A	11,105	89.6	7,472	60.0
A minus and below	610	4.9	1,432	11.5

Total Structured	$12,389	100.0%	$12,455	100.0%

Total
Prime	$13,397	44.6%	$12,201	50.1%
Alt-A	14,532	48.3	9,843	40.4
A minus and below	2,148	7.1	2,307	9.5

Total Primary	$30,077	100.0%	$24,351	100.0%

We continue to write a significant amount of our primary structured business in a second-loss position. At June 30, 2007, approximately half of the $37.2 billion of structured primary insurance in force had a deductible in front of our loss position.

	Three Months Ended
	June 30 2007		March 31 2007		June 30 2006
Total Primary New Insurance Written by FICO (a) Score ($ in millions)
Flow
<=619	$641	6.0%	$486	6.9%	$387	5.8%
620-679	3,397	32.0	2,255	32.0	2,010	30.2
680-739	3,854	36.2	2,479	35.2	2,448	36.7
>=740	2,747	25.8	1,829	25.9	1,817	27.3

Total Flow	$10,639	100.0%	$7,049	100.0%	$6,662	100.0%

Structured
<=619	$283	4.6%	$126	2.0%	$57	1.2%
620-679	2,090	33.6	1,376	22.3	1,604	32.8
680-739	2,761	44.5	3,068	49.7	2,214	45.3
>=740	1,077	17.3	1,608	26.0	1,011	20.7

Total Structured	$6,211	100.0%	$6,178	100.0%	$4,886	100.0%

Total
<=619	$924	5.5%	$612	4.6%	$444	3.8%
620-679	5,487	32.6	3,631	27.5	3,614	31.3
680-739	6,615	39.2	5,547	41.9	4,662	40.4
>=740	3,824	22.7	3,437	26.0	2,828	24.5

Total Primary	$16,850	100.0%	$13,227	100.0%	$11,548	100.0%

(a)	FICO credit scoring model.

	Three Months Ended
	June 30 2007		March 31 2007		June 30 2006
Percentage of primary new insurance written
Refinances	41%		37%		35%
95.01% LTV (b) and above	21%		16%		13%
ARMS
Less than 5 years	7%		42%		12%
5 years and longer	10%		5%		17%
Primary risk written ($ in millions)
Flow	$2,699	83.4%	$1,746	90.0%	$1,695	94.1%
Structured	537	16.6	194	10.0	107	5.9

Total	$3,236	100.0%	$1,940	100.0%	$1,802	100.0%

(b)	Loan-to-value ratios. The ratio of the original loan amount to the original value of the property.

	Three Months Ended
	June 30 2007	March 31 2007	June 30 2006
Pool risk written (in millions)	$96	$89	$208
Other risk written (in millions)
Seconds
1st loss	$3	$3	$18
2nd loss	—	21	45
NIMs	109	268	17
International
1st loss-Hong Kong primary mortgage insurance	31	19	5
Reinsurance	17	17	3
Other
Domestic credit default swaps	—	—	12

Total other risk written	$160	$328	$100

	Six Months Ended
	June 30 2007		June 30 2006
Total Primary New Insurance Written by FICO (a) Score ($ in millions)
Flow
<=619	$1,127	6.4%	$665	5.6%
620-679	5,652	31.9	3,557	29.9
680-739	6,333	35.8	4,439	37.3
>=740	4,576	25.9	3,235	27.2

Total Flow	$17,688	100.0%	$11,896	100.0%

Structured
<=619	$409	3.3%	$1,445	11.6%
620-679	3,466	28.0	3,785	30.4
680-739	5,829	47.0	4,719	37.9
>=740	2,685	21.7	2,506	20.1

Total Structured	$12,389	100.0%	$12,455	100.0%

Total
<=619	$1,536	5.1%	$2,110	8.7%
620-679	9,118	30.3	7,342	30.1
680-739	12,162	40.4	9,158	37.6
>=740	7,261	24.2	5,741	23.6

Total Primary	$30,777	100.0%	$24,351	100.0%

Percentage of primary new insurance written
Refinances	46%		37%
95.01% LTV (b) and above	19%		10%
ARMS
Less than 5 years	23%		27%
5 years and longer	8%		18%
Primary risk written ($ in millions)
Flow	$4,445	85.9%	$3,024	72.3%
Structured	731	14.1	1,157	27.7

Total	$5,176	100.0%	$4,181	100.0%

Of the pool risk written in 2007, a significant portion was written in a second-loss position. In these transactions, we will only pay claims if pool losses are greater than any applicable deductible.

	Six Months Ended
	June 30 2007	June 30 2006
Pool risk written (in millions)	$185	$269
Other risk written (in millions)
Seconds
1st loss	$6	$42
2nd loss	21	177
NIMs	377	106
International
1st loss-Hong Kong primary mortgage insurance	50	22
Reinsurance	34	5
Other
Domestic credit default swaps	—	32

Total other risk written	$488	$384

	Three Months Ended
	June 30 2007		March 31 2007		June 30 2006
Primary insurance in force ($ in millions)
Flow	$91,098	71.0%	$85,649	71.5%	$81,828	70.5%
Structured	37,172	29.0	34,063	28.5	34,168	29.5

Total Primary	$128,270	100.0%	$119,712	100.0%	$115,996	100.0%

Prime	$80,984	63.1%	$77,414	64.7%	$76,868	66.3%
Alt-A	35,671	27.8	31,023	25.9	25,998	22.4
A minus and below	11,615	9.1	11,275	9.4	13,130	11.3

Total Primary	$128,270	100.0%	$119,712	100.0%	$115,996	100.0%

Primary risk in force ($ in millions)
Flow	$22,702	83.2%	$21,267	82.7%	$20,191	78.5%
Structured	4,580	16.8	4,446	17.3	5,528	21.5

Total Primary	$27,282	100.0%	$25,713	100.0%	$25,719	100.0%

Flow
Prime	$17,677	77.9%	$16,653	78.3%	$15,756	78.0%
Alt-A	3,305	14.5	3,015	14.2	2,902	14.4
A minus and below	1,720	7.6	1,599	7.5	1,533	7.6

Total Flow	$22,702	100.0%	$21,267	100.0%	$20,191	100.0%

Structured
Prime	$1,653	36.1%	$1,797	40.4%	$2,207	39.9%
Alt-A	1,756	38.3	1,442	32.4	1,540	27.9
A minus and below	1,171	25.6	1,207	27.2	1,781	32.2

Total Structured	$4,580	100.0%	$4,446	100.0%	$5,528	100.0%

Total
Prime	$19,330	70.9%	$18,450	71.8%	$17,963	69.8%
Alt-A	5,061	18.5	4,457	17.3	4,442	17.3
A minus and below	2,891	10.6	2,806	10.9	3,314	12.9

Total Primary	$27,282	100.0%	$25,713	100.0%	$25,719	100.0%

Direct primary insurance in force was $128.3 billion at June 30, 2007, compared to $113.9 billion at December 31, 2006 and $116.0 billion at June 30, 2006. The increase in primary insurance in force was primarily attributable to a single structured transaction written as modified pool insurance in the first quarter of 2007 and a significant increase in flow business generated during the second quarter of 2007. We anticipate that the mix of mortgage business and non-traditional insurance products will continue to fluctuate as a result of structural changes, competitive pricing differentials and competitive products in the mortgage lending and mortgage insurance business.

	Three Months Ended
	June 30 2007		March 31 2007		June 30 2006
Total Primary Risk in Force by FICO Score ($ in millions)
Flow
<=619	$1,458	6.4%	$1,381	6.5%	$1,285	6.4%
620-679	7,037	31.0	6,574	30.9	6,245	30.9
680-739	8,264	36.4	7,733	36.4	7,410	36.7
>=740	5,943	26.2	5,579	26.2	5,251	26.0

Total Flow	$22,702	100.0%	$21,267	100.0%	$20,191	100.0%

Structured
<=619	$1,121	24.5%	$1,205	27.1%	$1,782	32.2%
620-679	1,571	34.3	1,539	34.6	1,993	36.1
680-739	1,262	27.5	1,130	25.4	1,209	21.9
>=740	626	13.7	572	12.9	544	9.8

Total Structured	$4,580	100.0%	$4,446	100.0%	$5,528	100.0%

Total
<=619	$2,579	9.4%	$2,586	10.0%	$3,067	11.9%
620-679	8,608	31.6	8,113	31.6	8,238	32.1
680-739	9,526	34.9	8,863	34.5	8,619	33.5
>=740	6,569	24.1	6,151	23.9	5,795	22.5

Total Primary	$27,282	100.0%	$25,713	100.0%	$25,719	100.0%

Percentage of primary risk in force
Refinances	33%		33%		35%
95.01% LTV and above	20%		19%		15%
ARMs
Less than 5 years	16%		18%		23%
5 years and longer	9%		9%		9%
Total primary risk in force by LTV ($ in millions)
95.01% and above	$5,549	20.3%	$4,795	18.6%	$3,901	15.2%
90.01% to 95.00%	8,227	30.2	7,965	31.0	8,293	32.2
85.01% to 90.00%	9,497	34.8	9,157	35.6	9,291	36.1
85.00% and below	4,009	14.7	3,796	14.8	4,234	16.5

Total Primary	$27,282	100.0%	$25,713	100.0%	$25,719	100.0%

Total primary risk in force by policy year ($ in millions)
2003 and prior	$6,196	22.7%	$6,653	25.9%	$8,484	33.0%
2004	3,833	14.0	4,198	16.3	5,761	22.4
2005	5,704	20.9	6,137	23.9	7,496	29.1
2006	6,482	23.8	6,815	26.5	3,978	15.5
2007	5,067	18.6	1,910	7.4	—	—

Total Primary	$27,282	100.0%	$25,713	100.0%	$25,719	100.0%

	Three Months Ended
	June 30 2007		March 31 2007		June 30 2006
Pool risk in force ($ in millions)
Prime	$2,206	70.2%	$2,207	72.0%	$2,210	75.0%
Alt-A	297	9.5	301	9.8	266	9.0
A minus and below	638	20.3	558	18.2	470	16.0

Total pool risk in force	$3,141	100.0%	$3,066	100.0%	$2,946	100.0%

	Three Months Ended
	June 30 2007	March 31 2007	June 30 2006
Other risk in force (in millions)
Seconds
1st loss	$495	$555	$653
2nd loss	590	605	776
NIMs	796	783	289
International
1st loss-Hong Kong primary mortgage insurance	384	353	293
Reinsurance	79	61	31
Credit default swaps	7,872	7,875	7,889
Other
Domestic credit default swaps	212	212	224
Financial guaranty wrap	—	—	159

Total other risk in force	$10,428	$10,444	$10,314

A NIM represents the securitization of a portion of the excess cash flow and prepayment penalties from a mortgage backed security. The majority of this excess cash flow consists of the spread between the interest rate on the mortgage-backed security and the interest generated from the underlying mortgage collateral. Historically, issuers of mortgage backed securities would have earned this excess interest over time as the collateral ages, but market efficiencies have enabled these issuers to sell a portion of their residual interests to investors in the form of NIM bonds. Typically, the issuer will retain a significant portion of the residual interests, which is subordinated to the NIM bond in a first loss position so that the issuer will suffer losses associated with any shortfalls in residual cash flows before the NIM experiences any losses.

When we provide credit enhancement on a NIM bond, our policy covers any principal and interest shortfalls on the insured bonds. For certain deals, we only insure a portion of the NIM that was issued. These transactions are typically rated BBB or BB based on the amount of subordination and other factors. The $796 million of risk in force associated with NIMs at June 30, 2007 comprises 42 deals with an average notional balance of $23 million ($66 million at origination) and a total notional balance of $975 million. At July 31, 2007, our risk in force related to NIMs had decreased by $24 million from June 30, 2007, to $772 million, reflecting the normal, rapid paydown of the insured securities. The average expiration of our existing NIMs transactions is approximately 2 years.

$377 million or approximately half of the total NIMs risk in force as of June 30, 2007 was written in the first half of 2007. Almost all of our 2007 NIMs business was with large national lenders as we continue to diversify away from doing NIMs with monoline subprime lenders. In addition, the 2007 NIM bonds and the underlying mortgage securities upon which they are based, have been structured more conservatively with more over-collateralization to meet adjustments to the ratings methodologies employed by the major ratings agencies. Despite these positive characteristics performance, NIMs are a relatively unproven product with little performance history, in particular in a down housing market, and we cannot be certain that the 2007 vintage NIM bonds will perform any better or worse than earlier vintages.

	Three Months Ended
	June 30 2007	March 31 2007	June 30 2006
Default Statistics
Primary Insurance:
Flow
Prime
Number of insured loans	520,488	504,941	499,435
Number of loans in default	14,795	14,013	14,283
Percentage of total loans in default	2.84%	2.78%	2.86%

Alt-A
Number of insured loans	68,454	65,075	63,985
Number of loans in default	5,034	4,513	4,167
Percentage of total loans in default	7.35%	6.94%	6.51%

A minus and below
Number of insured loans	56,073	53,379	52,348
Number of loans in default	7,456	6,704	6,765
Percentage of total loans in default	13.30%	12.56%	12.92%

Total Flow
Number of insured loans	645,015	623,395	615,768
Number of loans in default	27,285	25,230	25,215
Percentage of total loans in default	4.23%	4.05%	4.09%

	Three Months Ended
	June 30 2007	March 31 2007	June 30 2006
Structured
Prime
Number of insured loans	57,500	59,194	70,416
Number of loans in default	3,612	3,231	2,540
Percentage of total loans in default	6.28%	5.46%	3.61%

Alt-A
Number of insured loans	98,242	84,050	76,131
Number of loans in default	4,992	3,922	2,589
Percentage of total loans in default	5.08%	4.67%	3.40%

A minus and below
Number of insured loans	32,612	34,429	46,500
Number of loans in default	8,278	7,971	8,193
Percentage of total loans in default	25.38%	23.15%	17.62%

Total Structured
Number of insured loans	188,354	177,673	193,047
Number of loans in default	16,882	15,124	13,322
Percentage of total loans in default	8.96%	8.51%	6.90%

Total Primary Insurance
Prime
Number of insured loans	577,988	564,135	569,851
Number of loans in default	18,407	17,244	16,823
Percentage of total loans in default	3.18%	3.06%	2.95%

Alt-A
Number of insured loans	166,696	149,125	140,116
Number of loans in default	10,026	8,435	6,756
Percentage of total loans in default	6.01%	5.66%	4.82%

A minus and below
Number of insured loans	88,685	87,808	98,848
Number of loans in default	15,734	14,675	14,958
Percentage of loans in default	17.74%	16.71%	15.13%

Total Primary
Number of insured loans	833,369	801,068	808,815
Number of loans in default	44,167 (1)	40,354 (1)	38,537 (1)
Percentage of loans in default	5.30%	5.04%	4.76%
Pool insurance
Number of loans in default	21,409 (2)	17,989 (2)	15,338 (2)

(1)	Includes approximately 2,318, 1,541 and 551 defaults at June 30, 2007, March 31, 2007 and June 30, 2006, respectively, where reserves had not been established because no claim payment was anticipated.
(2)	Includes approximately 16,101, 13,036 and 9,867 defaults at June 30, 2007, March 31, 2007 and June 30, 2006, respectively, where reserves had not been established because no claim payment was anticipated.

The default and claim cycle in the mortgage insurance business begins with our receipt of a default notice from the insured. A “default” is defined under our master policy as a borrower’s failure to make a payment equal to or greater than one monthly regular payment under a loan. Generally, our master policy of insurance requires the insured to notify us of a default within 15 days of (1) the loan’s having been in default for three months or

(2) the occurrence of an early default in which the borrower fails to make any one of the initial twelve monthly payments under a loan so that an amount equal to two monthly payments has not been paid. For reporting and internal tracking purposes, we consider a loan to be in default when the loan has been in default for 60 days.

The total number of loans in default increased from 67,173 at December 31, 2006 to 71,541 at June 30, 2007. The average loss reserve per default increased from $9,725 at December 31, 2006 to $10,429 at June 30, 2007. Primary and pool defaults at June 30, 2007 included approximately 2,318 and 16,101 defaults, respectively, on loans where reserves had not been established because no claim payment was anticipated. At December 31, 2006, primary and pool defaults included approximately 1,161 and 13,309 defaults, respectively, on loans where no reserve has been established. Excluding those defaults without a related reserve, the average loss reserve per default was $14,045 and $12,395 at June 30, 2007 and December 31, 2006, respectively. The loss reserve as a percentage of risk in force was 1.8% at June 30, 2007 compared to 1.5% at December 31, 2006.

	Three Months Ended			Six Months Ended
(In thousands)	June 30 2007	March 31 2007	June 30 2006	June 30 2007	June 30 2006
Direct claims paid:
Prime	$34,226	$33,125	$29,722	$67,351	$59,831
Alt-A	21,755	19,998	15,231	41,753	34,021
A minus and below	35,027	29,080	22,390	64,107	45,781
Seconds	21,071	13,621	10,264	34,692	18,167

Total	$112,079	$95,824	$77,607	$207,903	$157,800

Average claim paid:
Prime	$28.4	$28.1	$25.3	$28.2	$26.1
Alt-A	40.9	39.7	33.7	40.3	37.1
A minus and below	31.1	29.6	26.7	30.4	27.9
Seconds	27.8	28.8	28.4	28.2	25.7
Total	$30.9	$30.6	$27.4	$30.8	$28.4

Claim activity is not spread evenly throughout the coverage period of a book of business. Historically, relatively few claims on prime business are received during the first two years following issuance of a policy and on other than prime business, relatively few claims are received during the first year. Claim activity on prime loans typically reaches its highest level in the third through fifth years after the year of policy origination, and on loans other than prime this level occurs in the second through fourth years. Approximately 65.3% of the primary risk in force and approximately 35.7% of the pool risk in force at June 30, 2007 had not yet reached its highest claim frequency years. Because it is difficult to predict both the timing of originating new business and the cancellation rate of existing business, it is also difficult to predict, at any given time, the percentage of risk in force that will reach its highest claim frequency years on any future date. Direct claims paid for the three and six months ended June 30, 2007 were $112.1 million and $207.9 million, respectively, up from $77.6 million and $157.8 million, respectively, for the three and six months ended June 30, 2006. The average claim paid has fluctuated over the past few years mostly due to differing coverage amounts and loan balances. In addition, changes in real estate values may also affect the amount of the average claim paid.

	Three Months Ended			Six Months Ended
($ in thousands)	June 30 2007	March 31 2007	June 30 2006	June 30 2007	June 30 2006
States with highest claims paid:
Michigan	$11,623	$10,262	$7,837	$21,885	$14,870
Ohio	11,142	8,645	7,145	19,787	14,928
Texas	8,386	8,789	7,648	17,175	15,772
Georgia	6,136	7,755	7,626	13,891	14,759
Colorado	4,587	4,977	4,375	9,564	9,822

Percentage of total claims paid:
Michigan	10.4%	10.7%	10.1%	10.5%	9.4%
Ohio	9.9	9.2	9.2	9.5	9.5
Texas	7.5	9.0	9.9	8.3	10.0
Georgia	5.5	8.1	9.8	6.7	9.4
Colorado	4.1	5.2	5.6	4.6	6.2

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

Since August 29, 2005, the date that Hurricane Katrina first struck and caused extensive property damage to the U.S. Gulf Coast, we have paid approximately $25.0 million in claims on mortgage insurance written in areas damaged by Hurricanes Katrina and Rita (as designated by Freddie Mac, the “designated areas”) as of June 30, 2007, including approximately $21.3 million for claims received after August 29, 2005.

Defaults in mortgage insurance in designated areas in the months following the hurricanes have been stable or decreasing since then—approximately 3,382 defaults as of June 30, 2007, which is up slightly from 3,240 defaults as of March 31, 2007 and down from 3,613 defaults as of December 31, 2006. We remain uncertain as to how many claims we ultimately may have to pay on these defaults. Limitations exist in our master policy of insurance that could prevent us from paying all or part of a claim. For example, we are permitted to adjust a claim where the property underlying a mortgage in default is subject to unrestored physical damage. We have taken a view that these loans will not perform better or worse than any other delinquencies. As of June 30, 2007 we had established a related mortgage insurance loss reserve of $30.4 million related to the 3,382 Hurricane Katrina- and Rita-related defaults, including a reserve of $7.2 million for 736 defaults associated with heavily-damaged areas.

A higher proportion of new delinquencies in 2007 are from loans in California and Florida, which would indicate that claims paid in those states, should increase, perhaps significantly, over the balance of 2007 and into 2008.

	Three Months Ended
	June 30 2007	March 31 2007	June 30 2006
Primary risk in force: (in millions)
Florida	$2,462	$2,320	$2,402
California	2,284	2,044	2,242
Texas	1,737	1,659	1,604
Ohio	1,346	1,268	1,144
Georgia	1,299	1,241	1,224
New York	1,287	1,260	1,382
Illinois	1,215	1,134	1,143
Michigan	1,035	990	941
Pennsylvania	935	904	882
New Jersey	930	869	873
Total primary risk in force:	$27,282	$25,713	$25,719

Percentage of total primary risk in force:
Florida	9.0%	9.0%	9.3%
California	8.4	7.9	8.7
Texas	6.4	6.5	6.2
Ohio	4.9	4.9	4.4
Georgia	4.8	4.8	4.8
New York	4.7	4.9	5.4
Illinois	4.4	4.4	4.4
Michigan	3.8	3.9	3.7
Pennsylvania	3.4	3.5	3.4
New Jersey	3.4	3.4	3.4

In the mortgage insurance segment, the highest state concentration of primary risk in force at June 30, 2007 was Florida at 9.0% compared to 9.3% at June 30, 2006. The percentage of direct primary new insurance written in California for the six months ended 2007 was 21.0%, which increased from 13.7% for the six months ended 2006 primarily due to a large structured transaction originated in the first quarter of 2007 as modified pool where we are in a second-loss position.

The largest single customer of our mortgage insurance segment (including branches and affiliates of such customer), measured by primary new insurance written, accounted for 26.3% of primary new insurance written for the six months ended June 30, 2007, compared to 8.5% for the six months ended June 30, 2006, due to the large structured transaction written as modified pool in a second-loss position as mentioned above.

	Three Months Ended			Six Months Ended
($ thousands, unless specified otherwise)	June 30 2007	March 31 2007	June 30 2006	June 30 2007	June 30 2006
Provision for losses	$180,152	$112,854	$77,577	$293,006	$148,674
Reserve for losses	$746,095	$676,691	$592,526
Reserves for losses by category:

Primary Insurance
Prime	$212,191	$200,262	$177,692
Alt-A	182,537	146,329	134,940
A minus and below	246,062	228,066	207,077
Pool insurance	37,531	34,599	33,149
Seconds	37,251	38,347	30,862
Other	1,004	900	8,806

Reserve for losses, net	716,576	648,503	592,526
Reinsurance recoverable (1)	29,519	28,188	—

Total	$746,095	$676,691	$592,526

(1)	Primarily related to a first-loss, second-lien captive originated as a quota-share transaction.

The following table reconciles our mortgage insurance segment’s beginning and ending reserves for losses and LAE for the six months ended June 30, 2007 (in thousands):

Mortgage Insurance
Balance at January 1, 2007	$653,236
Less Reinsurance recoverables	21,763

Balance at January 1, 2007, net	631,473
Add total losses and LAE incurred in respect of default notices received	293,006
Deduct total losses and LAE paid in respect of default notices received	207,903

Balance at June 30, 2007, net	716,576
Add Reinsurance recoverables	29,519

Balance at June 30, 2007	$746,095

	June 30 2007	March 31 2007	June 30 2006	June 30 2007	June 30 2006
Captives
Premiums ceded to captives (in millions)	$30.0	$28.1	$24.3	$58.1	$47.2
% of total premiums	14.5%	14.2%	11.4%	14.3%	11.4%
NIW subject to captives (in millions)	$6,146	$4,994	$3,764	$11,140	$6,540
% of primary NIW	36.5%	37.8%	32.6%	37.0%	26.9%
IIF (c) subject to captives	34.6%	34.3%	32.1%
RIF (d) subject to captives	40.5%	39.7%	36.5%
Persistency (twelve months ended)	71.1%	69.5%	62.8%

(c)	Insurance in force.
(d)	Risk in force.

	Three Months Ended				Six Months Ended
	June 30 2007		June 30 2006		June 30 2007		June 30 2006
Alt-A Information
Primary new insurance written by FICO score ($ in millions)
<=619	$84	1.2%	$17	0.4%	$92	0.6%	$23	0.2%
620-659	1,090	15.1	550	11.4	1,679	11.6	1,259	12.8
660-679	1,221	16.9	754	15.6	2,386	16.4	1,388	14.1
680-739	3,383	46.8	2,369	49.1	7,023	48.3	4,693	47.7
>=740	1,448	20.0	1,131	23.5	3,352	23.1	2,480	25.2

Total	$7,226	100.0%	$4,821	100.0%	$14,532	100.0%	$9,843	100.0%

Primary risk in force by FICO score ($ in millions)
<=619	$38	0.7%	$32	0.7%
620-659	767	15.2	865	19.5
660-679	811	16.0	730	16.4
680-739	2,313	45.7	1,933	43.5
>=740	1,132	22.4	882	19.9

Total	$5,061	100.0%	$4,442	100.0%

Primary risk in force by LTV ($ in millions)
95.01% and above	$239	4.7%	$142	3.2%
90.01% to 95.00%	1,299	25.7	1,309	29.5
85.01% to 90.00%	2,044	40.4	1,882	42.3
85.00% and below	1,479	29.2	1,109	25.0

Total	$5,061	100.0%	$4,442	100.0%

Primary risk in force by policy year ($ in millions)
2003 and prior	$721	14.2%	$1,064	24.0%
2004	551	10.9	1,008	22.7
2005	966	19.1	1,391	31.3
2006	1,389	27.5	979	22.0
2007	1,434	28.3	—	—

Total	$5,061	100.0%	$4,442	100.0%

Results of Operations—Financial Guaranty

Quarter and Six Months Ended June 30, 2007 Compared to Quarter and Six Months Ended June 30, 2006

The following table summarizes the results of operations for our financial guaranty segment for the quarters and six months ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended June 30		% Change	Six Months Ended June 30		% Change
	2007	2006	2007 vs. 2006	2007	2006	2007 vs. 2006
Net income	$22.0	$19.0	15.8%	$79.9	$55.9	42.9%
Net premiums written	50.5	81.8	(38.3)	105.9	137.7	(23.1)
Net premiums earned—insurance	32.4	32.9	(1.5)	66.7	67.1	n/m
Net premiums earned—credit derivatives	15.8	17.5	(9.7)	34.7	34.3	1.2
Net premiums earned—total	48.2	50.4	(4.4)	101.4	101.4	—
Net investment income	26.3	23.5	11.9	51.8	46.0	12.6
Net gains on securities	5.6	1.7	n/m	8.4	8.9	(5.6)
Change in fair value of derivative instruments	(32.6)	(21.3)	53.1	(7.5)	(12.8)	41.4
Other income	0.1	0.1	—	0.3	0.3	—
Provision for losses	(6.2)	7.3	n/m	(12.0)	14.8	n/m
Policy acquisition costs	11.6	11.1	4.5	23.4	25.1	(6.8)
Other operating expenses	12.9	15.3	(15.7)	27.1	30.1	(10.0)
Interest expense	4.5	4.3	4.7	9.1	8.4	8.3
Income tax provision (benefit)	2.8	(2.6)	n/m	26.8	9.6	n/m

n/m – not meaningful

Net Income.    Our financial guaranty segment’s net income for the second quarter and first six months of 2007 was $22.0 million and $79.9 million, respectively, compared to $19.0 million and $55.9 million, respectively, for the corresponding periods of 2006. The increase for the six months ended June 30, 2007 was mainly due to higher net investment income, an increase in the change in fair value of derivative instruments and a decrease in the provision for losses, partially offset by an increase in the income tax provision due to a higher level of pre-tax income.

Net Premiums Written and Earned.    Our financial guaranty segment’s net premiums written for the second quarter and first six months of 2007 were $50.5 million and $105.9 million, respectively, compared to $81.8 million and $137.7 million, respectively, for the corresponding periods of 2006. Net premiums earned for the second quarter and first six months of 2007 were $48.2 million and $101.4 million, respectively, compared to $50.4 million and $101.4 million, respectively, for the corresponding periods of 2006. Our financial guaranty segment experienced a year over year decrease in premiums written on all lines of business, except for structured reinsurance. This decrease is primarily due to lower production in a tight spread environment in public finance and the selective termination of deals in our structured direct business. Our financial guaranty business experienced an increase in premiums earned in the second quarter and first six months of 2007 related to public finance products, which was offset entirely by the decrease in premiums earned from trade credit reinsurance. Premiums earned in 2007 were impacted by an additional $8.5 million in refundings from our public finance products in the first six months of 2007 compared to 2006. Included in net premiums earned for the second quarter and first six months of 2007 were refundings of $5.2 million and $11.8 million, respectively, compared to $0.9 million and $3.3 million, respectively, for the same periods of 2006. Included in net premiums written and earned for the second quarter and first six months of 2007 were $5.6 million and $15.8 million, and $18.9 million and $34.7 million, respectively of credit enhancement fees on derivative financial guaranty contracts, compared to $15.0 million and $17.5 million, and $29.4 million and $34.3 million, respectively, in the corresponding periods of 2006.

The following table shows the breakdown of premiums written and earned by our financial guaranty segment’s various products for each period:

	Quarter Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
	(In thousands)
Net premiums written:
Public finance direct	$18,130	$24,808	$30,910	$38,246
Public finance reinsurance	17,495	28,712	35,649	46,695
Structured direct	2,789	6,441	8,036	10,432
Structured reinsurance	5,693	5,404	11,605	8,409
Trade credit reinsurance	805	1,473	731	4,451

Net premiums written—insurance	44,912	66,838	86,931	108,233
Net premiums written—credit derivatives	5,604	14,987	18,930	29,431

Total net premiums written	$50,516	$81,825	$105,861	$137,664

Net premiums earned:
Public finance direct	$9,961	$7,401	$21,546	$15,154
Public finance reinsurance	11,692	7,865	22,792	16,158
Structured direct	4,389	5,374	9,080	10,286
Structured reinsurance	5,742	5,594	11,936	10,188
Trade credit reinsurance	638	6,652	1,332	15,363

Net premiums earned—insurance	32,422	32,886	66,686	67,149
Net premiums earned—credit derivatives	15,784	17,530	34,723	34,258

Total net premiums earned	$48,206	$50,416	$101,409	$101,407

Net Investment Income.    Net investment income attributable to our financial guaranty segment was $26.3 million and $51.8 million, respectively, for the second quarter and first six months of 2007 compared to $23.5 million and $46.0 million for the corresponding periods of 2006. The amount reported in the second quarter and first six months of 2007 reflects an increase in investment balances and slightly higher interest rates.

Net Gains on Securities.    Net gains on securities were $5.6 million and $8.4 million for the second quarter and first six months of 2007 compared to $1.7 million and $8.9 million for the corresponding periods of 2006. The amounts reported for the second quarter and first six months of 2007 include a $1.8 million gain and $0.2 million loss, respectively, related to changes in the fair value of convertible securities and equity securities. The amount reported for the first six months of 2006 includes an allocation of the gain from the sale of our remaining interest in Primus.

Change in Fair Value of Derivative Instruments.    Change in the fair value of derivative instruments was a loss of $32.6 million and $7.5 million, respectively, for the second quarter and first six months of 2007 compared to losses of $21.3 million and $12.8 million for the corresponding periods of 2006. Included in the change in fair value of derivative instruments for the first six months of 2006 is a $17.2 million charge related to the termination of a derivative contract. The decrease in the change in fair value of derivative instruments for the first six months of 2007 was mainly a result of spread widening related to corporate collateralized debt obligations, partially offset by the termination of one derivative contract. During the first six months of 2007, we received $27.4 million to terminate selected deals. During the first six months of 2006, we paid $68.0 million to terminate one derivative contract and received $2.6 million of recoveries of previous default payments.

Other Income.    Other income was $0.1 million and $0.3 million, respectively, for the second quarter and first six months of 2007 and 2006.

Provision for Losses.    The provision for losses was $(6.2) million and $(12.0) million, respectively, for the second quarter and first six months of 2007 compared to $7.3 million and $14.8 million for the corresponding periods of 2006. The provision for losses reported for 2007 reflects favorable loss development on trade credit reinsurance and an adjustment to our unallocated non-specific reserves. Our financial guaranty segment paid $3.0 million and $6.1 million, respectively, in claims during the second quarter and first six months of 2007 and $4.4 million and $8.7 million, respectively, in claims during the corresponding periods of 2006 related to a single manufactured housing transaction with Conseco Finance Corp. that was fully reserved for in 2003. We expect that losses related to this transaction will be paid out over the next few years.

We closely monitor our financial guaranty obligations and we use an internal classification process to identify and track troubled credits. We classify credits as “intensified surveillance credits” when we determine that continued performance is questionable and, in the absence of a positive change, may result in a claim. At June 30, 2007 and 2006, the financial guaranty segment had the following exposure on credits classified as intensified surveillance credits:

	June 30 2007		June 30 2006
($ in millions)	# of credits	Par Outstanding	# of credits	Par Outstanding
Less than $25	21	$169	17	$96
$25-$100	3	130	5	286

Total	24	$299	22	$382

We establish loss reserves on our non-derivative financial guaranty contracts as discussed in “Critical Accounting Policies—Reserve for Losses”. We have allocated non-specific reserves of $27.7 million on seven intensified surveillance credits (representing an aggregate par amount of $106.2 million) at June 30, 2007. We expect that we will suffer losses with respect to these insured obligations approximately equal to the total amount reserved. In comparison, we had allocated non-specific reserves of $20.8 million on two credits at June 30, 2006.

There is one credit at June 30, 2007 for which we have not allocated a specific reserve that, without a positive change, is likely to default in the near-term and could potentially result in a claim. Based on currently available information, we expect that any claim from this credit, to the extent one arises, would range from a minimal amount up to slightly more than 50% of the $52 million in total par outstanding. The potential amount of any claim is not estimable at this point, in part, because of the availability of a number of strategic alternatives currently under consideration and other mitigating factors that could reduce or delay any payment from us.

There were no direct derivative financial guaranty contracts with $25 million or greater in exposure identified at June 30, 2007. One of the five intensified surveillance credits with $25 million or greater in exposure identified at June 30, 2006 was a derivative financial guaranty contract. This credit expired in November 2006, without claim. In accordance with GAAP, we do not establish loss reserves on our derivative financial guaranty contracts. Instead, gains and losses on derivative financial guaranty contracts are derived from internally generated models that take into account both credit and market spreads and are recorded through our condensed consolidated statements of income.

Policy Acquisition Costs.    Policy acquisition costs were $11.6 million and $23.4 million, respectively, for the second quarter and first six months of 2007, compared to $11.1 million and $25.1 million for the corresponding periods of 2006. Included in policy acquisition costs for the second quarter and first six months of 2007 were $4.0 million and $7.8 million, respectively, of origination costs related to derivative financial guaranty contracts, compared to $2.8 million and $6.1 million for the corresponding periods of 2006. The costs to originate derivative financial guaranty contracts, unlike traditional financial guaranty insurance, are expensed immediately rather than deferred. The amortization of policy acquisition costs in 2006 includes $2.4 million related to the termination of one derivative financial guaranty contract.

Other Operating Expenses.    Other operating expenses were $12.9 million and $27.1 million, respectively, for the second quarter and first six months of 2007, compared to $15.3 million and $30.1 million for the corresponding periods of 2006. The expense ratio, which includes policy acquisition costs and other operating expenses, was 50.2% and 49.5% for the three and six month periods ended June 30, 2007 compared to 52.4% and 54.4% for the corresponding periods of 2006. Operating expenses for the second quarter of 2007 decreased from the comparable period of 2006 as a result of lower employee costs. Other operating expenses for the six months ended June 30, 2007 decreased from the comparable period of 2006 due to lower office equipment and software expense.

Interest Expense.    Interest expense was $4.5 million and $9.1 million, respectively, for the second quarter and first six months of 2007 compared to $4.3 million and $8.4 million for the corresponding periods of 2006. Both periods include interest on our long-term debt, including the impact of interest-rate swaps, which was allocated to the financial guaranty segment.

Income Tax Provision (Benefit).    The effective tax rate was 11.2% and 25.1% for the second quarter and first six months of 2007, compared to (15.6)% and 14.7% for the corresponding periods of 2006. The higher tax rates for 2007 reflect higher pre-tax income and a decrease in the ratio of income generated from tax-advantaged investment securities compared to income generated from operations. The tax rate for the second quarter of 2006 reflects an allocation of the reversal of prior years’ tax exposures that expired June 30, 2006. This resulted in a tax benefit in the second quarter of 2006.

The gross par originated by our financial guaranty segment for the periods indicated was as follows (in millions):

	Three Months Ended June 30		Six Months Ended June 30
Type	2007	2006	2007	2006
Public finance:
General obligation and other tax supported	$1,143	$611	$2,818	$1,747
Water/sewer/electric gas and investor-owned utilities	316	207	807	838
Healthcare and long-term care	319	444	689	970
Airports/transportation	442	203	872	268
Education	204	188	313	338
Other municipal	86	5	157	6
Housing	12	45	13	50

Total public finance	2,522	1,703	5,669	4,217

Structured finance:
Collateralized debt obligations	569	5,617	11,190	10,908
Asset-backed obligations	176	1,065	687	1,485
Other structured	39	330	148	330

Total structured finance	784	7,012	12,025	12,723

Total	$3,306	$8,715	$17,694	$16,940

The net par originated and outstanding does not differ materially from the gross par originated and outstanding at June 30, 2007 and 2006 because we have not ceded a material amount of our financial guaranty business to reinsurers. The gross par originated includes both direct and assumed reinsurance business. Information regarding gross par originated for our assumed reinsurance business generally lags by one quarter. The reinsurance gross premiums written for any given period are on a one month lag, and therefore, exclude those gross premiums written from the last month of that period and include those gross premiums written from the last month of the immediately preceding period. Therefore, the gross par originated for this business does not precisely correspond to the premiums written in the periods presented.

The following schedule depicts the expected amortization of unearned premiums for our financial guaranty portfolio, assuming no advance refundings, as of June 30, 2007. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay financial guaranty obligations. Unearned premium amounts are net of prepaid reinsurance.

($ in millions)	Ending Net Unearned Premiums	Unearned Premium Amortization	Future Installments	Total Premium Earnings
2007	$646.9	$51.9	$23.8	$75.7
2008	584.7	62.2	70.8	133.0
2009	530.9	53.8	63.7	117.5
2010	482.9	48.0	49.5	97.5
2011	438.3	44.6	46.2	90.8

2007 – 2011	438.3	260.5	254.0	514.5
2012 – 2016	254.7	183.6	121.6	305.2
2017 – 2021	128.0	126.7	38.0	164.7
2022 – 2026	50.2	77.8	26.5	104.3
After 2027	—	50.2	40.7	90.9

Total	$—	$698.8	$480.8	$1,179.6

The following table shows the breakdown of claims paid and incurred losses for our financial guaranty segment for the periods indicated:

	Three Months Ended June 30		Six Months Ended June 30
($ in thousands)	2007	2006	2007	2006
Claims Paid:
Trade credit reinsurance	$2,625	$4,354	$5,271	$8,354
Other financial guaranty	803	6,919	734	6,809
Conseco Finance Corp.	3,011	4,428	6,119	8,745

	$6,439	$15,701	$12,124	$23,908

Incurred Losses:
Trade credit reinsurance	$(8,480)	$3,244	$(11,616)	$7,194
Other financial guaranty	2,290	4,039	(386)	8,658
Conseco Finance Corp	—	—	—	(1,032	)(1)

Total	$(6,190)	$7,283	$(12,002)	$14,820

(1)	Resulted from favorable loss development.

Our financial guaranty portfolio includes $960.4 million of net par outstanding to U.S. residential mortgage-backed securities (“RMBS”) as of June 30, 2007. This exposure is spread among 291 transactions and represents 0.9% of financial guaranty’s total net par outstanding of $110.5 billion as of June 30, 2007. Of this exposure, $560.7 million, which represents 0.5% of financial guaranty’s total net par outstanding as of June 30, 2007, was subprime RMBS exposure.

Our financial guaranty subprime RMBS exposure is spread among 186 transactions with the largest individual exposure being $48.9 million. 69% of our financial guaranty subprime RMBS exposure has been assumed as reinsurance, while 31% has been insured directly, with no direct subprime RMBS having been directly insured since 2004. As of June 30, 2007, 20% of our financial guaranty subprime RMBS exposure is from the 2006 vintage and 13% is from the 2007 vintage, all of which has been assumed as reinsurance from AAA-rated financial guarantors. All of the exposures from these vintages maintain investment grade ratings (63% of which are rated either between A and AAA from one or more of S&P and Moody’s). We have no financial guaranty exposure to RMBS tranches that were downgraded or placed on negative watch by Moody’s or S&P during their rating actions on RMBS transactions in July 2007.

$2.5 million of our financial guaranty subprime RMBS exposure (spread over 14 different transactions) is to NIMs, all of which has been assumed as reinsurance from one AAA-rated financial guarantor.

We have limited subprime RMBS exposure through three directly-insured CDOs of asset-backed securities (“ABS”) with an aggregate net par outstanding of $764.8 million (or 0.7% of financial guaranty’s total net par outstanding as of June 30, 2007), all of which were underwritten prior to July 2006. 87% of this net par outstanding is currently rated AAA by S&P and the remaining 13% is rated BBB by S&P. Two RMBS credits in one CDO of ABS transaction, representing $10.5 million of exposure (or 1.6%) of the $640.3 million collateral pool for such transaction, were recently placed on Negative Watch for downgrade by S&P. The rating on this transaction remains AAA. We have no reinsurance exposure to CDOs of ABS.

At June 30, 2007, we had minimal financial guaranty exposure to C-BASS and Litton Loan Servicing, a wholly-owned subsidiary of C-BASS, in our insured financial guaranty portfolio. We expect that the levels of subordination in these transactions will be sufficient to avoid losses on our insured exposure under all reasonably likely scenarios.

Results of Operations—Financial Services

Net income attributable to the financial services segment for the second quarter and first six months of 2007 was $27.3 million and $38.1 million, respectively, compared to $45.9 million and $84.6 million for the comparable periods of 2006. Equity in net income of affiliates was $49.5 million and $72.3 million, respectively, for the second quarter and first six months of 2007, compared to $72.0 million and $130.4 million, respectively, for the comparable periods of 2006. Sherman accounted for $26.3 million and $55.9 million, respectively, of the total equity in net income of affiliates for the second quarter and first six months of 2007, compared to $27.2 million and $55.5 million in the comparable periods of 2006. The amounts for 2007 reflect strong collections on Sherman’s portfolio as well as strong performance by its origination business.

C-BASS accounted for $23.2 million and $16.4 million, respectively, of the total equity in net income of affiliates for the second quarter and first six months of 2007, compared to $44.9 million and $74.9 million for the comparable periods of 2006. The significant disruption of the subprime mortgage market in the first half of 2007 negatively impacted C-BASS’s 2007 results. Throughout 2007, C-BASS experienced significant mark-to-market adjustments on its loan portfolio and a significant write-down of its existing securities portfolio due to wider credit spreads and increased loss assumptions. In addition, C-BASS experienced credit losses due to the financial instability of many subprime mortgage originators. See “Business Summary—Financial Services”.

Other

Singer Asset Finance Company L.L.C. (“Singer”), a wholly-owned subsidiary of Enhance Financial Services Group Inc. (“EFSG”), the parent company of Radian Asset Assurance, is currently operating on a run-off basis. Singer had been engaged in the purchase, servicing, and securitization of assets, including state lottery awards and structured settlement payments. Singer’s run-off operations consist of servicing and/or disposing of Singer’s previously originated assets and servicing its non-consolidated special purpose vehicles. The results of this subsidiary are not material to our financial results. At June 30, 2007, we had approximately $262 million and $241 million of non-consolidated assets and liabilities, respectively, associated with Singer special-purpose vehicles. Our net investment in these special-purpose vehicles was $20.6 million at June 30, 2007.

Off-Balance-Sheet Arrangements

We guarantee the payment of up to $25.0 million of a revolving credit facility issued to Sherman, which expires in December 2007. Our guaranty facilitated the issuance and renewal of the facility, which Sherman may use for general corporate purposes. There were no amounts outstanding under this facility at June 30, 2007.

As part of the non-investment-grade allocation component of our investment program, we have committed to invest $55 million in alternative investments that are primarily private equity structures, including $10 million in an investment co-managed by C-BASS. At June 30, 2007, we had unfunded commitments of $27.7 million. These commitments have capital calls over a period of at least six years, and certain fixed expiration dates or other termination clauses.

Investments

We are required to group assets in our investment portfolio into one of three main categories: held to maturity, available for sale or trading securities. Fixed-maturity securities for which we have the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. Investments classified as available for sale are reported at fair value, with unrealized gains and losses (net of tax) reported as a separate component of stockholders’ equity as accumulated other comprehensive income. Investments classified as trading securities are reported at fair value, with unrealized gains and losses (net of tax) reported as a separate component of income. During the six months ended June 30, 2006, we began classifying certain new security purchases as trading securities. Similar securities were classified as available for sale for periods prior to 2006. Effective January 1, 2007, we began classifying convertible securities as hybrid securities. Hybrid securities generally combine both debt and equity characteristics. Prior to 2007, these securities were classified as convertible securities and redeemable preferred stock and unrealized gains and losses were recorded as accumulated other comprehensive income or loss. Our transition adjustment related to the adoption of SFAS No. 155 increased retained earnings at January 1, 2007 by $9.8 million, and reduced accumulated other comprehensive income by the same amount.

For securities classified as either available for sale or held to maturity, we conduct a quarterly evaluation of declines in market value of the securities to determine whether the decline is other-than-temporary.

If the fair value of a security is below the cost basis, and the decline is judged to be other-than-temporary, the cost basis of the individual security is written down to fair value through earnings as a realized loss and the fair value becomes the new basis. During the second quarter and first six months of 2007, we recorded approximately $0.2 million and $0.8 million, respectively, of charges, related to declines in fair value of securities (mainly small cap value stocks) considered to be other-than-temporary compared to $1.9 million in both the second quarter and six months ended June 30, 2006. At June 30, 2007 and 2006, there were no other investments held in the portfolio that were determined to be other-than-temporarily impaired. Realized gains and losses are determined on a specific identification method and are included in income.

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

The following table shows the gross unrealized losses and fair value of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2007.

	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government securities	$29,439	$555	$31,561	$1,064	$61,000	$1,619
U.S. government-sponsored enterprises	4,772	58	14,794	483	19,566	541
State and municipal obligations	1,142,459	23,200	79,171	952	1,221,630	24,152
Corporate bonds and notes	38,972	1,133	32,754	1,084	71,726	2,217
Asset-backed securities	189,699	4,769	95,228	3,222	284,927	7,991
Private placements	5,884	132	3,588	91	9,472	223
Foreign governments	47,857	1,481	61,249	2,824	109,106	4,305

Total	$1,459,082	$31,328	$318,345	$9,720	$1,777,427	$41,048

U.S. government securities

The unrealized losses of 12 months or greater duration as of June 30, 2007 on our investments in U.S. Treasury obligations were caused by interest rate movement. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at June 30, 2007.

U.S. government-sponsored enterprises

The unrealized losses of 12 months or greater duration as of June 30, 2007 on our investments in U.S. agency mortgage-backed securities were also caused by interest rate movement. The contractual cash flows of these investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of our investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at June 30, 2007.

State and municipal obligations

The unrealized losses of 12 months or greater duration as of June 30, 2007 on our investments in tax-exempt state and municipal securities were caused by interest rate movement. We believe that credit quality did not impact security pricing due to the relative high quality of the holdings (i.e., the majority of the securities were either AAA/Aaa rated bonds, insured, partially pre-refunded or partially escrowed to maturity). Because we have the ability and intent to hold these investments until a full recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at June 30, 2007.

Corporate bonds and notes

The unrealized losses of 12 months or greater duration as of June 30, 2007 on the majority of the securities in this category were caused by market interest rate movement. A majority of the securities remained at an unrealized loss position. Unrealized losses for the remaining securities in this category are attributable to changes in business operations, resulting in widened credit spreads. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at June 30, 2007.

Asset-backed securities

The unrealized losses of 12 months or greater duration as of June 30, 2007 on the securities in this category were caused by market interest rate movement. A majority of the securities remained at an unrealized loss position. Because we have the ability and intent to hold these investments until a full recovery of fair value, which may be maturity, we do not consider the investment in these securities to be other-than-temporarily impaired at June 30, 2007.

Private placements

The unrealized losses of 12 months or greater duration as of June 30, 2007 on the majority of the securities in this category were caused by market interest rate movement. A majority of the securities remained at an unrealized loss position. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider the investment in these securities to be other-than-temporarily impaired at June 30, 2007.

Foreign governments

The unrealized losses of 12 months or greater duration as of June 30, 2007 on the majority of the securities in this category were caused by market interest rate movement. We believe that credit quality did not impact security pricing due to the relative high quality of the holdings (i.e., the majority of the securities were highly-rated governments and government agencies or corporate issues with minimum ratings of single-A). Because we have the ability and intent to hold these investments until a full recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at June 30, 2007.

For all investment categories, unrealized losses of less than 12 months in duration are generally attributable to interest rate increases. All securities were evaluated in accordance with our impairment recognition policy covering various time and price decline scenarios. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider the investment in these securities to be other-than-temporarily impaired at June 30, 2007.

The contractual maturity of securities in an unrealized loss position at June 30, 2007 was as follows:

(In millions)	Fair Value	Amortized Cost	Unrealized Loss
2007	$9.7	$9.7	$—
2008 – 2011	225.7	228.9	3.2
2012 – 2016	181.4	185.5	4.1
2017 and later	1,075.7	1,101.4	25.7
Mortgage-backed and other asset-backed securities	284.9	292.9	8.0

Total	$1,777.4	$1,818.4	$41.0

Liquidity and Capital Resources

We act mainly as a holding company for our insurance subsidiaries and do not have any significant operations of our own. Dividends from our subsidiaries, which have included dividends they have received from our affiliates (C-BASS and Sherman), and permitted payments to us under our tax- and expense-sharing arrangements with our subsidiaries, along with income from our investment portfolio are our principal sources of cash to pay stockholder dividends and to meet our obligations. These obligations include our operating expenses, including merger related expenses, taxes and interest and principal payments on our long-term debt. The payment of dividends and other distributions to us by our insurance subsidiaries are regulated by insurance laws and regulations. In general, dividends in excess of prescribed limits are deemed “extraordinary” and require insurance regulatory approval. In addition, although we have expense-sharing arrangements in place with our principal operating subsidiaries that require those subsidiaries to pay their share of holding company-level expenses, including interest expense on long-term debt, these expense-sharing arrangements may be changed at any time by the applicable state insurance departments. In addition, our insurance subsidiaries’ ability to pay dividends to us, and our ability to pay dividends to our stockholders, is subject to various conditions imposed by the rating agencies for us to maintain our ratings. If the cash we receive from our subsidiaries pursuant to expense- and tax-sharing arrangements is insufficient for us to fund our obligations, we may be required to seek additional capital by incurring additional debt, by issuing additional equity or by selling assets, which we may be unable to do on favorable terms, if at all. The need to raise additional capital or the failure to make timely payments on our obligations could have a material adverse effect on our business, financial condition and operating results.

For the six months ended June 30, 2007, we did not receive any dividends from our operating subsidiaries compared to $10.0 million received for the six months ended June 30, 2006. Our insurance subsidiaries may be limited in the amount that they may pay in dividends to us during the next 12 months without first obtaining insurance department approval.

C-BASS did not pay us any dividends during the six months ended June 30, 2007 compared to dividends of $24.0 million paid to us during the six months ended June 30, 2006. We do not expect to receive any dividends from C-BASS during the remainder of 2007. Sherman paid $51.5 million and $60.5 million of dividends to us during the six months ended June 30, 2007 and 2006, respectively. All dividends from C-BASS and Sherman are initially distributed to our insurance subsidiaries, and therefore are subject to regulatory limitations, as discussed above. We do not believe that the material impairment to our investment in C-BASS will have a negative effect on the Company’s future liquidity position.

We are currently under examination by the Internal Revenue Service (“IRS”) for the 1999 through 2005 tax years. To date, the IRS examination remains in the discovery phase and no formal notice of proposed adjustment has been received. However, the IRS has indicated that it opposes the recognition of certain tax losses that were generated through our investment in a portfolio of residual interests in Real Estate Mortgage Investment Conduits (“REMICs”). The IRS has indicated that it may issue a formal notice of proposed adjustment upon its completion of discovery, which is anticipated to conclude during the third or fourth quarter of 2007. We will contest any proposed adjustment relating to the IRS’s opposition of the tax losses in question. Upon receipt of the IRS’s proposed adjustment we may make a “payment on account” with the United States Department of the Treasury in order to avoid the accrual of the above-market-rate interest associated with management’s estimate of the potentially unsettled adjustment. We currently anticipate making this payment on account within 30 days of receiving a formal notice of proposed adjustment, and we estimate the cash requirement for such payment to be approximately $84.0 million. Any ultimate overpayment associated with the payment on account would be recovered through a formal claim for refund process.

Our insurance subsidiaries are permitted to allocate capital resources within certain insurance department and rating agency guidelines by making direct investments.

Short-Term Liquidity Needs

Our liquidity needs over the next 12 months include funds for the payment of dividends on our common stock, debt service payments on our outstanding long-term debt, claim payments on our insured obligations, operating expenses, including merger related expenses and potentially, to fund a payment on account related to the IRS investigation described above. We expect to fund these requirements with amounts received under our expense-sharing arrangements or as dividends from our insurance operating subsidiaries, subject to regulatory requirements, which may include dividends to these subsidiaries from our affiliates (C-BASS and Sherman) from working capital, and from borrowings under our credit facility, all of which we expect to be sufficient to make such payments for at least the next 12 months.

Based on our current intention to pay quarterly common stock dividends of approximately $0.02 per share and assuming that our common stock outstanding remains constant at 80,393,796 shares at June 30, 2007, we would require approximately $3.2 million to pay our quarterly dividends for the remainder of 2007. We will also require approximately $46.9 million annually to pay the debt service on our outstanding long-term debt.

Our sources of working capital consist mostly of premiums written by our insurance operating subsidiaries and investment income at both the parent company and operating subsidiary levels. Working capital is applied mainly to the payment of our insurance operating subsidiaries’ claims, operating expenses and to fund our stock repurchase programs. Cash flows from operating activities for the six months ended June 30, 2007 were $229.7 million, compared to $243.1 million for the six months ended June 30, 2006. Positive cash flows are invested pending future payments of claims and other expenses.

We believe that the operating cash flows generated by each of our insurance subsidiaries will provide those subsidiaries with sufficient funds to satisfy their claim payments and operating expenses for at least the next 12 months. In the event that claim payment obligations and operating expenses exceed the operating cash flows generated by our insurance operating subsidiaries, we believe that we have the ability to fund any excess from sales of short-term investments maintained at the parent company. At June 30, 2007, the parent company had cash and liquid investment securities of $78.6 million, and $50.0 million of this was used to support C-BASS in the form of a demand note as discussed above. In the event that we are unable to fund excess claim payments and operating expenses through the sale of short-term investments, we may be required to incur unanticipated capital losses or delays in connection with the sale of less liquid securities held by us.

Long-Term Liquidity Needs

Our most significant need for liquidity beyond the next twelve months is the repayment of the principal amount of our outstanding long-term debt, a portion of which is due in 2011. We expect to meet our long-term liquidity needs using excess working capital, sales of investments, borrowings under our credit facility or through the private or public issuance of debt or equity securities.

Reconciliation of Net Income to Cash Flows from Operations

The following table reconciles net income to cash flows from operations for the six months ended June 30, 2007 and 2006 (in thousands):

	June 30 2007	June 30 2006
Net income	$134,550	$311,843
Increase (decrease) in reserves	66,563	(12,772)
Deferred tax provision	(15,538)	85,859
Increase in unearned premiums	44,101	64,404
Increase in deferred policy acquisition costs	(10,773)	(7,298)
Early termination receipts (payments) (1)	27,400	(68,000)
Equity in earnings of affiliates	(72,279)	(130,378)
Distributions from affiliates (1)	51,512	84,409
Gains (losses) on sales and change in fair value of derivatives	49,892	(37,721)
Increase in prepaid federal income taxes (1)	(51,395)	(123,790)
Other	5,642	76,578

Cash flows from operations	$229,675	$243,134

(1)	Cash item.

Cash flows from operations for the six months ended June 30, 2007 decreased from the comparable period of 2006. This decrease was mainly due to an increase in claims paid and lower distributions from affiliates. Cash flows from operations for 2007 include $27.4 million in receipts from the termination of certain financial guaranty derivative contracts, while 2006 includes a $68.0 million payment in the first six months of 2006 to terminate a derivative financial guaranty contract. We do not expect that net income will greatly exceed cash flows from operations in future periods.

Stock Repurchase Programs

Since September 2002, our board of directors has authorized five separate repurchase programs, including the current 6.0 million share program, for the repurchase, in the aggregate, of up to 21.5 million shares of our common stock on the open market. At June 30, 2007, we had repurchased approximately 20.4 million shares under these programs for a total cost of approximately $1.0 billion, including 0.4 million shares during the first six months of 2007 at a cost of approximately $22.8 million. The board did not set an expiration date for this program. All share purchases made to date were funded from available working capital and were made from time to time, depending on market conditions, stock price and other factors. We do not expect to repurchase any additional shares prior to the completion of our merger with MGIC.

We also may purchase shares on the open market to meet option exercise obligations and to fund 401(k) matches and purchases under our Employee Stock Purchase Plan and may consider additional stock repurchase programs in the future.

Stockholders’ Equity

Stockholders’ equity was $4.1 billion at June 30, 2007 and at December 31, 2006. Stockholders’ equity remained flat as a result of (1) our repurchase of 0.4 million shares of our common stock for approximately $22.8 million, (2) a decrease in the market value of securities available for sale of $57.3 million, (3) dividends paid of $3.2 million and (4) a $21.2 million reduction as a result of implementing FIN 48, which were partially offset by net income of $134.6 million and proceeds from issuance of common stock under incentive plans of $69.5 million.

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

Our model differentiates between prime and other products and takes into account the different loss development patterns and borrower behavior that is inherent in these products, whether we are in a first- or second-loss position and whether there are deductibles on the loan. We use actuarial projection methodologies to produce a range of reserves by product and a midpoint for each product based on historical factors such as ultimate claim rates and claim severity. In determining the amount of reserve to be recorded, we begin with the calculated midpoint and then we evaluate other conditions, such as current economic conditions, regional housing conditions and the reliability of historical data for new products, to determine if an adjustment to the midpoint calculated by the model is necessary.

The following table shows the mortgage insurance range of loss and LAE reserves, as determined by our actuaries, and recorded reserves for losses and LAE, as of June 30, 2007 and December 31, 2006:

	As of June 30, 2007			As of December 31, 2006
Loss and LAE Reserves (in millions)	Low	High	Recorded	Low	High	Recorded
Mortgage Insurance Operations	$676.8	$793.1	$746.1	$592.0	$693.7	$653.2

At June 30, 2007 and December 31, 2006, we made a judgment to reserve at a level above the midpoint, given the uncertainty around the ultimate performance of our defaulted products and the potential overpricing in certain housing markets.

We considered the sensitivity on loss reserve estimates at June 30, 2007, by assessing the potential changes resulting from a hypothetical parallel shift in severity and claim rate. For example, assuming all other factors remain constant, for every 1% change in claim severity or claim rate, we estimated a $6.7 million change in our loss reserves at June 30, 2007.

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

The following table shows the breakdown of the reserve for losses and loss adjustment expenses for our financial guaranty segment at the end of each period indicated:

(In thousands)	June 30 2007	March 31 2007	June 30 2006
Financial Guaranty:
Case reserves	$38,742	$42,018	$50,820
Allocated non-specific	27,706	23,500	20,750
Unallocated non-specific	59,708	60,655	60,934
Trade Credit and Other:
Case reserves	18,387	21,859	26,742
IBNR (1)	18,733	27,739	37,929

Total	$163,276	$175,771	$197,175

(1)	Incurred but not reported.

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

-

At June 30, 2007, we had case reserves and LAE reserves on financial guaranty policies of $38.7 million. Of this amount, $27.9 million was attributable to a single manufactured housing transaction originated and serviced by Conseco Finance Corp. We have a high degree of certainty that we will suffer losses with respect to this insured obligation equal to the amount reserved, which equals the total amount of the remaining insured obligation. The case and LAE reserves also include $9.2 million attributable to 23 reinsured obligations on which our total par outstanding is $25.8 million. These reserves are established based on amounts conveyed to us by the ceding companies and confirmed by us. We do not have any reasonable expectation that the ultimate losses will deviate materially from the amount reserved. The remaining $1.6 million represents LAE reserves attributable to five insured obligations, partially offset by salvage recoveries on two other insured obligations.

-

At June 30, 2007, seven credits were included in our allocated non-specific reserves of $27.7 million. We expect that we will suffer losses with respect to these insured obligations approximately equal to the amount reserved of $27.7 million. These credits have a par amount of $106.2 million.

•

Our unallocated non-specific reserves are established over time by applying expected default factors to the premiums earned during each reporting period. The expected lifetime losses for each credit are determined by multiplying the expected frequency of losses on that credit by the expected severity of losses on that credit and multiplying this number, the loss factor, by that credit’s outstanding par amount. The expected frequency and severity of losses for each credit is generated from three sources— two that are published by major rating agencies and one that is generated by a proprietary internal model—based on the product class, published rating and term to maturity for each credit. We set the expected lifetime losses for each credit at a point in the range between the highest and lowest expected lifetime loss factors generated by the rating agency and internally generated models. The default rates published by rating agencies tend to be very low because we mostly insure investment-grade obligations that, historically, have a very low probability of default. Although the default rate is low, the amount of losses upon default can be very high because we tend to insure large financial obligations. Because of the low incidence of losses on financial guaranty obligations, it is also very difficult to estimate the timing of losses on our insured obligations for which we have not yet established a case reserve or allocated non-specific reserve. The default factors for the six months ended June 30, 2007 approximated 10% of earned premiums on public finance credits and 15% of earned premiums on structured finance credits. As a result of favorable loss development during the past year, during the first six months of 2007, we reversed some unallocated non-specific reserves and lowered the default factor for structured finance credits from 20% to 15%.

•

Our unallocated non-specific loss reserve at June 30, 2007, was $59.7 million. The range between the unallocated non-specific reserves that would have resulted from applying the highest and lowest default factors generated by any of the three models was approximately $25 million to $63 million, which we believe provides a reasonably likely range of expected losses. None of the product types that we insure accounted for a materially disproportionate share of the variability within that range.

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

On April 18, 2007, the FASB issued an exposure draft “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60”. The proposed statement provides guidance with respect to the timing of claim liability recognition, premium recognition and the related amortization of deferred policy acquisition costs, specifically for financial guaranty contracts issued by insurance companies that are not accounted for as derivative contracts under SFAS No. 133. The goal of the proposed statement is to reduce diversity in accounting by financial guaranty insurers, thereby enabling users to better understand and more readily compare insurers’ financial statements. The FASB is also expected to examine the appropriate accounting model for other insurance products with similar characteristics, such as mortgage guaranty contracts and trade credit insurance. Final guidance from the FASB regarding accounting for financial guaranty insurance is expected to be issued sometime in late 2007. When the FASB or the SEC reaches a conclusion on these issues, we and the rest of the financial guaranty industry may be required to change some aspects of our accounting policies. Management is unable to estimate at this time what impact, if any, the ultimate resolution of this issue may have on our financial condition or operating results.

Derivative Instruments and Hedging Activity

We account for derivatives under SFAS No. 133, as amended and interpreted. In general, SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their respective fair values. All derivative instruments are recognized in our condensed consolidated balance sheets as either assets or liabilities, depending on the rights or obligations under the contracts. The interest rate swaps that we have entered into qualify as hedges and are accounted for as fair value hedges. Our forward foreign currency contracts, credit protection in the form of credit default swaps and NIMs do not qualify as hedges under SFAS No. 133, so changes in their fair value are included in current earnings in our condensed consolidated statements of income. Net unrealized gains and losses on credit default swaps and certain other derivative contracts are included in either other assets or accounts payable and accrued expenses on our condensed consolidated balance sheets.

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

We adopted SFAS No. 155 on January 1, 2007. Accordingly, securities that were previously classified as trading securities on our condensed consolidated balance sheets were reclassified to hybrid securities on our condensed consolidated balance sheets on the date of adoption. In addition, in accordance with the provisions of SFAS No. 155, we elected to record convertible securities at fair value and changes in the fair value are recorded as net gains or losses on securities. At adoption, we recorded an after-tax reclassification to retained earnings from other comprehensive income of approximately $9.8 million, which represented the cumulative adjustment to fair value that had previously been reported as a component of other comprehensive income.

Our NIMs have features that require that we report them as derivatives. We have a model that uses observed market data to set a spread or price related mark on the portfolio. We observe the credit performance of each NIM bond. If the performance is within our expected range, no loss reserve is established. If the performance is worse than expected, we re-evaluate the expected cash flows available for paying interest and principal on the NIM bond using actual performance, and estimate the claim amount that we believe we ultimately may be required to pay. We continually update our analysis for actual performance. Changes in our estimated fair value marks are recorded as gain/loss on derivatives. Because NIM guarantees are not market traded instruments, considerable judgment is required in estimating fair value. The use of different assumptions and/or estimation techniques may have a significant effect on the estimated fair value amounts.

The gains and losses on direct derivative financial guaranty contracts are derived from internally generated models. The gains and losses on assumed derivative financial guaranty contracts are provided by the primary insurance companies. With respect to our direct derivative financial guaranty contracts, estimated fair value amounts are determined by us using market information to the extent available, and appropriate valuation methodologies. For CDOs, credit spreads on individual names in our collateral pool are used to determine an equivalent risk tranche on an industry standard credit default swap index. We then estimate the price of our equivalent risk tranche based on observable market prices of standard risk tranches on the industry standard credit default swap index. When credit spreads on individual names are not available, the average credit spread of companies with similar credit ratings is used. For certain structured transactions, dealer quotes on similar structured transactions are used. Significant differences may exist with respect to the available market information and assumptions used to determine gains and losses on derivative financial guaranty contracts. Considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates are not necessarily indicative of amounts we could realize in a current market exchange due to the lack of a liquid market. The use of different market assumptions and/or estimation methodologies may have a significant effect on the estimated fair value amounts.

A summary of our derivative information, as of and for the periods indicated, is as follows:

Balance Sheets (In millions)	June 30 2007	December 31 2006	June 30 2006
Trading Securities
Cost	$—	$66.9	$64.1
Fair value	0.2	106.3	93.7
Derivative financial guaranty contracts
Notional value	$56,045.0	$52,563.0	$42,526.0
Gross unrealized gains	$81.9	$119.3	$109.9
Gross unrealized losses	110.8	31.7	34.7

Net unrealized (losses) gains	$(28.9)	$87.6	$75.2

The components of the change in fair value of derivative instruments are as follows:

Statements of Income (In millions)	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Trading Securities	$0.3	$(6.1)	$—	$8.7
Derivative financial guaranty contracts	(103.4)	(19.2)	(89.3)	(16.4)

Net losses	$(103.1)	$(25.3)	$(89.3)	$(7.7)

The following table presents information at June 30, 2007 and December 31, 2006 related to net unrealized gains or losses on derivative financial guaranty contracts (included in other assets and accounts payable and accrued expenses on our condensed consolidated balance sheets).

	June 30 2007	December 31 2006
	(In millions)
Balance at January 1	$87.6	$26.2
Net losses recorded	(89.1)	(2.2)
Defaults
Recoveries	(0.1)	(4.6)
Payments	0.1	0.2
Early termination (receipts)/payments	(27.4)	68.0

Balance at end of period	$(28.9)	$87.6

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

In accordance with our risk management policies, we may enter into derivatives to hedge the interest rate risk related to our long-term debt. As of June 30, 2007, we were a party to two interest rate swap contracts relating to our 5.625% unsecured senior notes due 2013. These interest rate swaps are designed as fair value hedges that hedge the change in fair value of our long-term debt arising from interest rate increases. During 2007 and 2006, the fair value hedges were 100% effective. Therefore, the change in the fair value of the derivative instruments in our condensed consolidated statements of income was offset by the change in the fair value of the hedged debt. These interest-rate swap contracts mature in February 2013.

Terms of the interest rate swap contracts at June 30, 2007 were as follows (dollars in thousands):

Notional amount	$250,000
Rate received—Fixed	5.625%
Rate paid—Floating (a)	6.251%
Maturity date	February 15, 2013
Unrealized loss	$9,807

(a)	The June 30, 2007 six-month LIBOR forward rate at the next swap payment date plus 87.4 basis points.

Deferred Policy Acquisition Costs

Costs associated with the acquisition of mortgage insurance business, consisting of compensation and other policy issuance and underwriting expenses, are initially deferred and reported as deferred policy acquisition costs. Because SFAS No. 60 specifically excludes mortgage guaranty insurance from its guidance relating to the amortization of deferred policy acquisition costs, amortization of these costs for each underwriting year book of business is charged against revenue in proportion to estimated gross profits over the estimated life of the policies using the guidance provided by SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments.” This includes accruing interest on the unamortized balance of deferred policy acquisition costs. Estimates of expected gross profit, which are driven in part by persistency and loss development for each underwriting year and product type, are used as a basis for amortization are evaluated regularly, and the total amortization recorded to date is adjusted by a charge or credit to our condensed consolidated statements of income if actual experience or other evidence suggests that earlier estimates should be revised. Considerable judgment is used in evaluating these factors when updating the assumptions. The use of different assumptions would have a significant effect on the amortization of deferred policy acquisition costs.

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

Recent Accounting Pronouncements

In April 2006, the FASB issued FASB Staff Position (“FSP”) FIN 46(R)-6 “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)” (“FSP FIN 46(R)-6”), which addresses how a reporting enterprise should determine the variability to be considered in applying FASB Interpretation No. 46(R) (“FIN 46R”). The variability that is considered in applying FIN 46R affects the determination of (i) whether the entity is a variable interest entity, (ii) which interests are variable interests in the entity and (iii) which party, if any, is the primary beneficiary of the variable interest entity. That variability will affect any calculation of expected losses and expected residual returns, if such a calculation is necessary. FSP No. FIN 46(R)-6 became effective July 1, 2006. The adoption of this FSP did not have a material impact on our condensed consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” FIN 48 is effective for fiscal years beginning after December 15, 2006, and clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN 48 in the first quarter of 2007. The cumulative effect of applying the provisions of FIN 48 was an increase of approximately $218 million in current income taxes payable, a decrease of approximately $197 million in the deferred federal income taxes payable and a corresponding decrease of approximately $21 million in beginning retained earnings. Our policy for the recognition of interest and penalties associated with uncertain tax positions is to record such items as a component of our income tax provision.

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

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). SFAS No. 158 requires us to recognize the funded status of a benefit plan—measured as the difference between plan assets at fair value (with limited exceptions) and the benefit obligation—in our consolidated balance sheets. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation. SFAS No. 158 also requires us to recognize as a component of accumulated other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. Amounts recognized in accumulated other comprehensive income, including the gains or losses, prior service costs or credits, and the transition asset or obligation remaining, are adjusted as they are subsequently recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of those statements. In addition, SFAS No. 158 requires us to measure defined benefit plan assets and obligations as of the date of our fiscal year-end statement of financial position (with limited exceptions), and to disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. Employers with publicly traded equity securities are required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. We adopted this statement effective December 31, 2006. The implementation of SFAS No. 158 had an immaterial affect on our condensed consolidated financial statements. See Note 13 of notes to condensed consolidated financial statements.

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

In April 2007, the FASB issued FSP FIN 39-1, an amendment of FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts”. FSP FIN 39-1 replaces the terms “conditional contracts” and “exchange contracts” with the term “derivative instruments” and permits a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in the statement of financial position. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. Management currently is considering the impact, if any, that may result from the adoption of FSP FIN 39-1.

In September 2005, Statement of Position (“SOP”) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts” (“SOP 05-1”), was issued. This SOP provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The adoption of SOP 05-1 on January 1, 2007, did not have a material impact on our condensed consolidated financial statements.

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

The EITF reached a consensus on EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance—Determining the Amount that Could be Realized in Accordance with FASB Technical Bulletin No. 85-4” (“EITF 06-5”). EITF 06-5 addresses (i) whether a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract in accordance with Technical Bulletin 85-4, (ii) whether a policyholder should consider the contractual ability to surrender all of the individual-life policies (or certificates in a group policy) at the same time in determining the amount that could be realized under the insurance contract in accordance with Technical Bulletin 85-4, “Accounting for Purchases of Life Insurance” and (iii) whether the cash surrender value component of the amount that could be realized under the insurance contract in accordance with Technical Bulletin 85-4 should be discounted in accordance with APB Opinion No. 21, “Interest on Receivables and Payables”, when contractual limitations on the ability to surrender a policy exist. EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The impact as a result of our adopting EITF 06-5 effective January 1, 2007, was not material to our condensed consolidated financial statements.

In May 2007, the FASB issued FSP No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (“FSP FIN 48-1”) which clarifies when a tax position is considered settled under FIN 48. FSP FIN 48-1 is applicable at the adoption of FIN 48, which was January 1, 2007 for us and did not have an impact on our tax position at June 30, 2007.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk represents the potential for loss due to adverse changes in the value of financial instruments as a result of changes in market conditions. Examples of market risk include changes in interest rates, foreign currency exchange rates, credit spreads and equity prices. We perform, on an annual basis, a sensitivity analysis to determine the effects of market risk exposures on our financial instruments, including in particular, investment securities and certain financial guaranty insurance contracts. This analysis is performed by expressing the potential loss in future earnings, fair values or cash flows of market risk sensitive instruments resulting from one or more selected hypothetical changes in interest rates, foreign currency exchange rates, credit spreads and equity prices. Our sensitivity analysis is sometimes referred to as a parallel shift in yield curve with all other factors remaining constant. In addition, on a quarterly basis, we review changes in interest rates, foreign currency exchange rates, credit spreads and equity prices to determine whether there has been a material change in our market risk since that presented in connection with our annual sensitivity analysis. For the six months ended June 30, 2007, there were no material changes in our market risk.

As discussed above, since February 2007, the market for subprime mortgages has experienced significant turmoil, with market disruptions accelerating to unprecedented levels beginning in mid-July 2007. Credit spreads were highly volatile during this period—briefly stabilizing during the second quarter before widening dramatically again in July 2007. On July 29, 2007, we concluded that a material charge for impairment of our investment in C-BASS was required under GAAP as discussed above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Summary—Financial Services.”

Interest Rate Risk

The primary market risk in our investment portfolio is interest rate risk, namely the fair value sensitivity of a fixed-income security to changes in interest rates. We manage our investment portfolio to minimize exposure to interest rates by monitoring our investments to ensure a proper mix of the types of securities held and to stagger the maturities of fixed-income securities. We estimate the changes in fair value of our fixed-income securities by projecting an instantaneous increase and decrease in interest rates. The carrying value of our total investment portfolio at June 30, 2007 and December 31, 2006, was $5.9 billion and $5.7 billion, respectively, of which 78.8% and 88.1%, respectively, was invested in fixed maturities. Our analysts estimate the payout pattern of the mortgage insurance loss reserves to determine their duration, which is measured by the weighted average payments expressed in years. At June 30, 2007, the average duration of the fixed-income portfolio was 5.97 years.

In April 2004, we entered into interest-rate swaps that, in effect, converted a portion of our fixed-rate long-term debt to a variable rate based on a spread over the six-month LIBOR for the remaining term of the debt.

The market value and cost of our long-term debt at June 30, 2007 was $747.3 million and $747.9 million, respectively.

Foreign Exchange Rate Risk

One means of assessing exposure to changes in foreign currency exchange rates on market sensitive instruments is to model effects on reported earnings using a sensitivity analysis. We analyze our currency exposure annually by identifying our investment portfolio denominated in currencies other than the U.S. dollar. There have been no material changes in our foreign exchange rate risk during the six months ended June 30, 2007.

Equity Market Price

Exposure to changes in equity market prices can be estimated by assessing the potential changes in market values on our equity investments resulting from a hypothetical broad-based decline in equity market prices of 10%. At June 30, 2007, the market value and cost of our equity securities were $306.4 million and $215.5 million, respectively. There have been no material changes in our equity market price risk during the six months ended June 30, 2007.

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

On March 19, 2007, defendants removed the Action to the United States District Court for the Eastern District of Pennsylvania (the “Eastern District”), and on March 26, 2007, defendants moved to dismiss the Action, or, in the alternative, for a briefing schedule in connection with any potential motion by the plaintiff to remand the Action to the Court of Common Pleas. On April 18, 2007, plaintiff moved to remand the Action to the Court of Common Pleas, which motion defendants opposed. On May 31, 2007, the motion to remand was granted, and the case is now back in the Court of Common Pleas, where the parties are preparing initial pleadings. We believe this lawsuit is without merit and intend to continue to vigorously defend the Action.

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

(c) The following table provides information about repurchases by us during the quarter ended June 30, 2007 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
4/01/2007 to 4/30/2007	234,724	$56.72	234,724	1,194,308
5/01/2007 to 5/31/2007	92,953	59.47	92,953	1,101,355
6/01/2007 to 6/30/2007	—	—	—	1,101,355

Total	327,677	$57.50	327,677

(1)	On February 8, 2006, our board of directors authorized the repurchase of up to 4.0 million shares of our common stock on the open market under a new repurchase plan. On November 9, 2006, our board of directors authorized the purchase of an additional 2.0 million shares as part of an expansion of the existing stock repurchase program. Stock purchases under this program are funded from available working capital and are made from time to time, depending on market conditions, stock price and other factors. The board did not set an expiration date for this program.
(2)	Amounts shown in this column reflect the number of shares remaining under the additional 2.0 million share authorization referenced in Note 1 above.

Item 4.	Submission of Matters to a Vote of Security Holders.

On May 9, 2007, we held our Annual Meeting of Stockholders. At the meeting, the following proposals were submitted to a vote of our stockholders, with the voting results indicated below:

1)	Adoption of the Agreement and Plan of Merger between us and MGIC as discussed in Item 2 of Part I above:

For	Against	Abstain	Broker Non-Vote
67,923,102	275,005	93,727	4,106,487

2)	Election of ten directors for a term of one year each, to serve until their successors have been duly elected and have qualified or until their earlier removal and resignation:

	For	Withheld
Herbert Wender	71,020,550	1,377,771
David C. Carney	70,784,730	1,613,591
Howard B. Culang	72,089,566	308,755
Stephen T. Hopkins	72,078,996	319,325
Sanford A. Ibrahim	71,024,933	1,373,388
James W. Jennings	70,784,708	1,613,613
Ronald W. Moore	70,786,060	1,612,261
Jan Nicholson	72,090,183	308,138
Robert W. Richards	70,778,978	1,619,343
Anthony W. Schweiger	70,787,447	1,610,874

3)	Ratification of the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the year ending December 31, 2007.

For	Against	Abstain
72,338,944	50,985	8,392

4)	Approval of the adjournment of our annual meeting, if necessary or appropriate, to solicit additional proxies:

For	Against	Abstain	Broker Non-Vote
65,425,142	6,915,426	57,753	0

Item 6.	Exhibits.

Exhibit No.	Exhibit Name
*11	Statement re: Computation of Per Share Earnings

*31	Rule 13a – 14(a) Certifications

*32	Section 1350 Certifications

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Radian Group Inc.

Date: August 9, 2007	/S/ C. ROBERT QUINT
C. Robert Quint Executive Vice President and Chief Financial Officer

Item 6.	Exhibits.

Exhibit No.	Exhibit Name
*11	Statement re: Computation of Per Share Earnings

*31	Rule 13a – 14(a) Certifications

*32	Section 1350 Certifications

*	Filed herewith.