Form 10-Q/A
period 2007-06-30
RADIAN GROUP INC
filed 2007-08-13
CIK 890926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

     FORM 10-Q/A
(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

1-11356
(Commission File Number)

Radian Group Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	23-2691170
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1601 Market Street, Philadelphia PA 19103
(Address of principal executive offices) (Zip Code)

(215) 231-1000
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒ See Explanatory Note.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b–2 of the Exchange Act. (Check One):

Large accelerated filer ☒                     Accelerated filer ☐                     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 80,408,329 shares of common stock: $0.001 par value per share, outstanding on July 31, 2007.

EXPLANATORY NOTE

     On August 9, 2007, Radian Group, Inc. (“the Company”) filed its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007 (“the Prior 10-Q”). The Company’s independent registered public accounting firm, Deloitte & Touche, LLP (“Deloitte”), had not, at the time the Prior Form 10-Q was filed with the U.S. Securities and Exchange Commission, completed its review of the interim financial statements. Deloitte needed to review additional documentation supporting the conclusion that the impairment charge relating to the Company’s interest in Credit-Based Asset Servicing and Securitization LLC (“C-BASS”) occurred after June 30, 2007. Deloitte is currently reviewing additional documentation provided by Radian. Radian does not anticipate any changes or amendments to the interim financial statements included in the Prior 10-Q in connection with the foregoing.

Item 6. Exhibits

Exhibit No.	Exhibit Name

+11	Statement re: Computation of Per Share Earnings

*31	Rule 13–14(a) Certifications

*32	Section 1350 Certifications

+	Previously filed

*	Filed herewith

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Radian Group Inc.

Date:	August 13, 2007	/s/ C. Robert Quint________________
C. Robert Quint
Executive Vice President and Chief Financial Officer