Form 10-Q/A
period 2007-06-30
RADIAN GROUP INC
filed 2007-08-14
CIK 890926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 2)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒ See Explanatory Note to Amendment No. 1

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b–2 of the Exchange Act. (Check One):

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

EXPLANATORY NOTE

     On August 9, 2007, Radian Group, Inc. (“the Company”) filed its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007 (“the Prior 10-Q”). On August 13, 2007, the Company filed an amendment on Form 10-Q/A, which amendment included an explanatory note concerning documentation supporting the conclusion that the impairment charge relating to the Company’s interest in Credit-Based Asset Servicing and Securitization LLC (“C-BASS”) occurred after June 30, 2007.

     This amendment on Form 10-Q/A is being filed to report that the matters discussed in the explanatory note included in the amendment filed on August 13, 2007 have been resolved without changes or amendments to the interim financial statements included in the Prior 10-Q as filed on August 9, 2007.

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

Radian Group Inc.

Date:	August 14, 2007	/s/ C. Robert Quint________________
C. Robert Quint
Executive Vice President and Chief Financial Officer