Form 10-Q
period 2007-09-30
RADIAN GROUP INC
filed 2007-11-21
CIK 890926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 80,397,067 shares of common stock, $0.001 par value per share, outstanding on November 5, 2007.

Radian Group Inc.

Forward Looking Statements—Safe Harbor Provisions

All statements in this report that address events, developments or results that we expect or anticipate may occur in the future are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the U.S. Private Securities Litigation Reform Act of 1995. In most cases, forward-looking statements may be identified by words such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “goal,” “contemplate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue” or the negative or other variations on these words and other similar expressions. These statements, which include, without limitation, projections regarding losses as well as other statements regarding our future condition are made on the basis of management’s current views and assumptions with respect to future events. Any forward-looking statement is not a guarantee of future performance and actual results could differ materially from those contained in the forward looking information. The forward-looking statements, as well as our prospects as a whole, are subject to risks and uncertainties, including the following:

•

actual or perceived changes in general financial and political conditions, such as extended national or regional economic recessions, changes in housing demand or mortgage originations, changes in housing values (in particular, further deterioration in the housing, mortgage and related credit markets, which would harm our future consolidated results of operations and, if more severe than our current predictions, could cause our ultimate projected losses for our mortgage insurance portfolio and net interest margin security business to be worse than expected), changes in the liquidity in the capital markets and the contraction of credit markets, population trends and changes in household formation patterns, changes in unemployment rates, changes or volatility in interest rates or consumer confidence, changes in credit spreads, changes in the way investors perceive the strength of private mortgage insurers or financial guaranty providers, investor concern over the credit quality and specific risks faced by the particular businesses, municipalities or pools of assets covered by our insurance;

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

•

downgrades or threatened downgrades of, or other ratings actions with respect to, our credit ratings or the insurance financial strength ratings assigned by the major rating agencies to any of our rated insurance subsidiaries at any time (in particular, our credit rating and the financial strength ratings of our mortgage insurance subsidiaries that are currently under review for possible downgrade by Moody’s), which risk is discussed in more detail under Item 1A of Part II of this report;

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

i

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

•

the application of existing federal or state consumer, lending, insurance, securities and other applicable laws and regulations, or changes in these laws and regulations or the way they are interpreted; including, without limitation: (i) the possibility of private lawsuits or investigations by state insurance departments and state attorneys general alleging that services offered by the mortgage insurance industry, such as captive reinsurance, pool insurance and contract underwriting, are violative of the Real Estate Settlement Procedures Act and/or similar state regulations, or (ii) legislative and regulatory changes affecting demand for private mortgage insurance or financial guaranty insurance;

•

the possibility that we may fail to estimate accurately the likelihood, magnitude and timing of losses in connection with establishing loss reserves for our mortgage insurance or financial guaranty businesses, the premium deficiency for our second-lien mortgage insurance business or to estimate accurately the fair value amounts of derivative financial guaranty contracts in determining gains and losses on these contracts;

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

•	legal and other limitations on the amount of dividends we may receive from our subsidiaries; and

•

vulnerability to the performance of our strategic investments and our ability to recover any or all of the amounts outstanding under our existing demand note to Credit-Based Asset Servicing and Securitization (“C-BASS”).

For more information regarding these risks and uncertainties as well as certain additional risks that we face, you should refer to the risks discussed in other documents that we file with the SEC, including the risk factors detailed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006 and as further discussed in Item 1A of Part II of this Quarterly Report on Form 10-Q. We caution you not to place undue reliance on these forward-looking statements, which are current only as of the date on which we filed this report. We do not intend to, and we disclaim any duty or obligation to, update or revise any forward-looking statements made in this report to reflect new information or future events or for any other reason.

ii

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Radian Group Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

($ in thousands)	September 30 2007	December 31 2006
Assets
Investments
Fixed maturities held to maturity—at amortized cost (fair value $66,973 and $86,817)	$65,222	$84,314
Fixed maturities available for sale—at fair value (amortized cost $4,529,316 and $4,818,050)	4,586,674	4,975,773
Trading securities—at fair value (cost $38,284 and $87,009)	38,438	128,202
Equity securities—at fair value (cost $193,142 and $222,444)	272,098	298,235
Hybrid securities—at fair value (amortized cost $571,219)	641,107	—
Short-term investments	885,442	238,677
Other invested assets (cost $29,593 and $15,727)	24,016	20,126

Total investments	6,512,997	5,745,327
Cash	62,800	57,901
Investment in affiliates	94,144	618,841
Deferred policy acquisition costs	233,582	221,769
Prepaid federal income taxes	861,809	808,740
Provisional losses recoverable	—	12,479
Accrued investment income	64,804	62,823
Accounts and notes receivable (less allowance of $388 and $1,179)	163,531	55,672
Property and equipment, at cost (less accumulated depreciation of $79,191 and $69,314)	26,403	33,937
Other assets	194,790	311,182

Total assets	$8,214,860	$7,928,671

Liabilities and Stockholders’ Equity
Unearned premiums	$1,045,267	$943,687
Reserve for losses and loss adjustment expenses	1,094,704	842,283
Reserve for second-lien premium deficiency	155,176	—
Long-term debt and other borrowings	948,010	747,770
Current income taxes payable, net	280,971	—
Deferred income taxes payable, net	383,172	1,129,740
Derivative liabilities, net	675,432	—
Accounts payable and accrued expenses	184,636	197,634

Total liabilities	4,767,368	3,861,114

Commitments and Contingencies (Note 16)
Stockholders’ equity
Common stock: par value $.001 per share; 200,000,000 shares authorized; 97,631,763 and 97,625,407 shares issued at September 30, 2007 and December 31, 2006, respectively; 80,429,181 and 79,401,691 shares outstanding at September 30, 2007 and December 31, 2006, respectively	97	97
Treasury stock: 17,202,582 and 18,223,716 shares at September 30, 2007 and December 31, 2006, respectively	(889,108)	(931,012)
Additional paid-in capital	1,325,936	1,347,205
Retained earnings	2,903,798	3,489,290
Accumulated other comprehensive income	106,769	161,977

Total stockholders’ equity	3,447,492	4,067,557

Total liabilities and stockholders’ equity	$8,214,860	$7,928,671

See notes to unaudited condensed consolidated financial statements.

Radian Group Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands, except per-share amounts)	2007	2006	2007	2006
Revenues:
Premiums written:
Direct	$329,791	$267,726	$896,617	$849,967
Assumed	37,417	18,982	89,393	79,087
Ceded	(37,133)	(31,903)	(110,745)	(95,769)

Net premiums written	330,075	254,805	875,265	833,285
Increase in unearned premiums	(56,673)	(661)	(97,844)	(66,358)

Net premiums earned	273,402	254,144	777,421	766,927
Net investment income	64,959	60,185	188,605	174,123
Net gains on securities	14,840	1,409	54,279	29,587
Change in fair value of derivative instruments	(643,942)	626	(733,273)	(7,031)
Gain on sale of affiliates	181,734	—	181,734	—
Other income	4,599	5,467	11,519	16,456

Total revenues	(104,408)	321,831	480,285	980,062

Expenses:
Provision for losses	330,504	121,395	611,508	284,889
Provision for second-lien premium deficiency	155,176	—	155,176	—
Policy acquisition costs	35,743	26,351	88,195	80,535
Other operating expenses	36,169	62,706	151,472	181,082
Interest expense	13,394	11,515	38,810	35,893

Total expenses	570,986	221,967	1,045,161	582,399

Equity in net (loss) income of affiliates	(448,924)	55,870	(376,645)	186,248

Pretax (loss) income	(1,124,318)	155,734	(941,521)	583,911
Income tax (benefit) provision	(420,454)	43,775	(372,207)	160,109

Net (loss) income	$(703,864)	$111,959	$(569,314)	$423,802

Basic net (loss) income per share	$(8.82)	$1.38	$(7.16)	$5.17

Diluted net (loss) income per share	$(8.82)	$1.36	$(7.16)	$5.12

Average number of common shares outstanding—basic	79,800	81,233	79,467	81,995

Average number of common and common equivalent shares outstanding—diluted	79,800	82,050	79,467	82,749

Dividends declared per share	$0.02	$0.02	$0.06	$0.06

See notes to unaudited condensed consolidated financial statements.

Radian Group Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY

(UNAUDITED)

						Accumulated Other Comprehensive Income (Loss)
(In thousands)	Common Stock	Treasury Stock	Additional Paid-in Capital	Deferred Compensation	Retained Earnings	Foreign Currency Translation Adjustment	Unrealized Holding Gains (Losses)	Other	Total
BALANCE, JANUARY 1, 2006	$97	$(688,048)	$1,318,910	$(1,843)	$2,913,649	$2,135	$117,980	$—	$3,662,880
Comprehensive income:
Net income	—	—	—	—	423,802	—	—	—	423,802
Unrealized foreign currency translation adjustment, net of tax of $2,367	—	—	—	—	—	4,395	—	—	4,395
Unrealized holding losses arising during period, net of tax benefit of $20,587	—	—	—	—	—	—	38,233	—	—
Less: Reclassification adjustment for net gains included in net income, net of tax of $9,538	—	—	—	—	—	—	(17,713)	—	—

Net unrealized loss on investments, net of tax benefit of $11,049	—	—	—	—	—	—	20,520	—	20,520

Comprehensive income	—	—	—	—	—	—	—	—	448,717
Issuance of common stock under incentive plans	—	17,043	18,258	—	—	—	—	—	35,301
Issuance of restricted stock	—	—	(1,769)	—	—	—	—	—	(1,769)
Amortization of restricted stock	—	—	1,076	—	—	—	—	—	1,076
Reclassification of deferred compensation	—	—	(1,843)	1,843	—	—	—	—	—
Stock-based compensation expense-options	—	—	8,310	—	—	—	—	—	8,310
Treasury stock purchased	—	(182,548)		—		—	—	—	(182,548)
Dividends paid	—	—	—	—	(4,934)	—	—	—	(4,934)

BALANCE, SEPTEMBER 30, 2006	$97	$(853,553)	$1,342,942	$—	$3,332,517	$6,530	$138,500	$—	$3,967,033

BALANCE prior to implementation effects, JANUARY 1, 2007	$97	$(931,012)	$1,347,205	$—	$3,489,290	$9,796	$151,934	$247	$4,067,557
FIN 48 cumulative effect of change in accounting (See Note 9)	—	—	—	—	(21,214)	—	—	—	(21,214)
FAS 155 cumulative effect of change in accounting (See Note 2)	—	—	—	—	9,844	—	(9,844)	—	—

BALANCE, JANUARY 1, 2007, as adjusted	97	(931,012)	1,347,205	—	3,477,920	9,796	142,090	247	4,046,343
Comprehensive loss:
Net loss	—	—	—	—	(569,314)	—	—	—	(569,314)
Unrealized foreign currency translation adjustment, net of tax of $4,446	—	—	—	—	—	8,256	—	—	8,256
Unrealized holding losses arising during the period, net of tax benefit of $24,743	—	—	—	—	—	—	(45,951)	—	—
Less: Reclassification adjustment for net gains included in net income, net of tax of $4,129	—	—	—	—	—	—	(7,669)	—	—

Net unrealized loss on investments, net of tax benefit of $28,872	—	—	—	—	—	—	(53,620)	—	(53,620)

Comprehensive loss	—	—	—	—	—	—	—	—	(614,678)
Issuance of common stock under incentive plans	—	64,727	5,943	—	—	—	—	—	70,670
Issuance of restricted stock	—	—	(34,662)	—	—	—	—	—	(34,662)
Amortization of restricted stock	—	—	6,341	—	—	—	—	—	6,341
Stock-based compensation expense-options	—	—	1,109	—	—	—	—	—	1,109
Treasury stock purchased	—	(22,823)	—	—	—	—	—	—	(22,823)
Dividends paid	—	—	—	—	(4,808)	—	—	—	(4,808)

BALANCE, SEPTEMBER 30, 2007	$97	$(889,108)	$1,325,936	$—	$2,903,798	$18,052	$88,470	$247	$3,447,492

See notes to unaudited condensed consolidated financial statements.

Radian Group Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30
(In thousands)	2007	2006
Cash flows from operating activities	$324,058	$373,744

Cash flows from investing activities:
Proceeds from sales of fixed-maturity investments available for sale	210,850	716,128
Proceeds from sales of equity securities available for sale	44,352	87,560
Proceeds from sales of hybrid securities	261,156	—
Proceeds from redemptions of fixed-maturity investments available for sale	168,294	145,500
Proceeds from redemptions of fixed-maturity investments held to maturity	20,841	36,882
Proceeds from redemptions of hybrid securities	52,971	—
Purchases of fixed-maturity investments available for sale	(513,374)	(1,109,597)
Purchases of equity securities available for sale	(6,822)	(25,402)
Purchases of hybrid securities	(334,437)	—
(Purchases) sales of short-term investments, net	(639,360)	52,292
Purchases of other invested assets, net	(7,278)	(159)
Purchases of property and equipment, net	(2,728)	(11,323)
Sale (purchase) of investment in affiliates	277,882	(65,307)
Loan to affiliate	(50,000)	—

Net cash used in investing activities	(517,653)	(173,426)

Cash flows from financing activities:
Dividends paid	(4,808)	(4,934)
Proceeds from issuance of common stock under incentive plans	25,281	23,306
Proceeds from other borrowings	200,000	—
Excess tax benefits from stock-based awards	5,488	3,762
Purchase of treasury stock	(22,823)	(182,548)

Net cash provided by (used in) financing activities	203,138	(160,414)

Effect of exchange rate changes on cash	(4,644)	(1,533)
Increase in cash	4,899	38,371
Cash, beginning of period	57,901	7,847

Cash, end of period	$62,800	$46,218

Supplemental disclosures of cash flow information:
Income taxes paid	$128,308	$181,598

Interest paid	$33,741	$32,054

Supplemental disclosures of non-cash items:
Stock-based compensation, net of tax	$1,939	$8,847

See notes to unaudited condensed consolidated financial statements.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1—Condensed Consolidated Financial Statements—Basis of Presentation

Our condensed consolidated financial statements include the accounts of Radian Group Inc. and its subsidiaries, including its principal mortgage insurance operating subsidiaries, Radian Guaranty Inc. (“Radian Guaranty”), Amerin Guaranty Corporation (“Amerin Guaranty”), Radian Insurance Inc. (“Radian Insurance”) and Radian Australia Limited (“Radian Australia”), and its principal financial guaranty operating subsidiaries, Radian Asset Assurance Inc. (“Radian Asset Assurance”) and Radian Asset Assurance Limited (“RAAL”). We refer to Radian Group Inc. together with its consolidated subsidiaries as “Radian,” “we,” “us” or “our,” unless the context requires otherwise. We generally refer to Radian Group Inc. alone, without its consolidated subsidiaries, as the “parent company.” We also have equity interests in two credit-based consumer asset businesses: a 46% equity interest in Credit-Based Asset Servicing and Securitization LLC (“C-BASS”) and a 21.8% equity interest in Sherman Financial Group LLC (“Sherman”). Prior to September 2007, we owned 40.96% of the Class A Common Units of Sherman (Class A Common Units represented 94% of the total equity in Sherman) and 50% of the Preferred Units of Sherman. See Note 6.

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

Basic net income per share is based on the weighted average number of common shares outstanding, while diluted net income per share is based on the weighted average number of common shares outstanding and common share equivalents that would be issuable upon the exercise of dilutive stock options, the vesting of restricted stock and phantom stock. As a result of our net loss for the three and nine months ended September 30, 2007, 5,708,529 shares of our common stock issued under our stock-based compensation plans were not included in the calculation of diluted earnings per share because they were anti-dilutive.

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

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

instruments previously recorded through other comprehensive income were reclassified to beginning retained earnings, and effective January 1, 2007, changes in fair value are now included in current earnings in our condensed consolidated statements of income. See Note 2.

On January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). As a result of the implementation of FIN 48, we recognized an adjustment to our income tax liabilities and beginning retained earnings. See Note 9.

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

Credit default swaps, certain financial guaranty contracts, certain mortgage insurance contracts and NIMS that are accounted for as derivative contracts under SFAS No. 133 are part of our overall business strategy of offering mortgage credit enhancement and financial guaranty protection to our customers. The premiums for these contracts are included in net premiums written and earned. The interest rate swaps that we have entered into qualify as hedges and are accounted for as fair value hedges. The embedded equity derivatives contained within our investments in fixed-maturity securities, as well as our forward foreign currency contracts, credit protection in the form of credit default swaps and NIMS do not qualify as hedges under SFAS No. 133, so changes in their fair value are included in current earnings in our condensed consolidated statements of income as a change in fair value of derivative instruments. Net unrealized gains on credit default swaps and certain other derivative contracts are included in other assets on our condensed consolidated balance sheets. Net unrealized losses are reported as a component of total liabilities. At September 30, 2007 we had a net liability related to our derivative instruments of $675.4 million, compared to net assets of $87.6 million and $78.5 million at December 31, 2006 and September 30, 2006, respectively. During the third quarter of 2007, we recognized a decrease in the fair value of derivative instruments of approximately $643.9 million, including a $366.7 million mark-to-market loss reserve related to NIMS, a $21.4 million decrease in the fair value of certain mortgage derivatives and a $255.6 million decrease in fair value of our financial guaranty collateralized debt obligations (“CDOs”) which shifted our mark-to-market on derivatives from a net asset at December 31, 2006 to a net liability at September 30, 2007.

We do not record a provision for losses on derivative contracts which are subject to fair value accounting. Any equivalent reserve would be embedded in the change in fair value of derivative instruments. Settlements under derivative contracts are charged to assets or liabilities, as appropriate, on the condensed consolidated balance sheets. During the nine months ended September 30, 2007, we received $0.2 million of recoveries of previous default payments, paid $0.8 million for default payments and received $30.9 million as early termination settlement payments on certain derivative financial guaranty contracts, which we and certain of our counterparties agreed to voluntarily terminate. During the nine months ended September 30, 2006, we received $3.8 million, net, of recoveries of previous default payments and paid $68.0 million in connection with the termination of a derivative financial guaranty contract.

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

In accordance with SFAS No. 155, certain securities that were previously classified as trading securities or fixed maturities available for sale on our condensed consolidated balance sheets were reclassified to hybrid securities on our condensed consolidated balance sheets on the date of adoption. In addition, in accordance with the provisions of SFAS No. 155, we elected to record convertible securities at fair value with changes in the fair value recorded as net gains or losses on securities. At adoption, we recorded an after-tax reclassification to retained earnings from other comprehensive income of approximately $9.8 million, which represented the cumulative adjustment to fair value.

We account for NIMS as derivatives under SFAS 133. As a result of the severe disruption in the subprime mortgage market, we refined our methodology for valuing NIMS in the third quarter of 2007 consistent with our increased loss expectations for this product. Prior to the third quarter, we valued our NIMS portfolio by evaluating recent premium levels and the present value of estimated cash flows. When we determined that a NIMS bond was not performing in accordance with our expectations, we estimated a claim amount that we would be required to pay on each bond. Refinement to our model addresses the potential vulnerability of all NIMS bonds under current market conditions, including those performing within our expectations. Our refined methodology uses market-based roll rates and internally developed loss assumptions and, we estimate losses in each securitization underlying a NIMS bond. We then project prepayment fees on the underlying collateral in each securitization, incorporating actual and historical prepayment experience. The estimated loss and prepayment speeds are used to estimate the cash flows for each underlying securitization and NIMS bond, and ultimately, to produce the projected credit losses for each NIMS bond at legal maturity. In addition to expected credit losses, the fair value for each NIMS bond is approximated by incorporating further loss stresses, future expected premiums from the NIMS bond, and an estimated rate of return that a counterparty would require in assuming the exposure from us. Changes in our estimated fair value marks are recorded as a gain/loss on derivatives. Because NIMS guarantees are not market traded instruments, considerable judgment is required in estimating fair value. The use of different assumptions and/or methodologies could have a significant effect on estimated fair values.

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

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

A summary of our derivative information, as of and for the periods indicated, is as follows:

Balance Sheets (In millions)	September 30 2007	December 31 2006	September 30 2006
Trading Securities
Cost	$—	$66.9	$65.5
Fair value	0.2	106.3	90.9

Derivative financial contracts
Notional value	$56,627.0	$52,563.0	$46,700.0

Gross unrealized gains	$29.3	$119.3	$114.8
Gross unrealized losses	704.7	31.7	36.3

Net unrealized (losses) gains	$(675.4)	$87.6	$78.5

The components of the change in fair value of derivative instruments are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
Statements of Income (In millions)	2007	2006	2007	2006
Trading Securities	$(0.2)	$(3.8)	$(0.2)	$4.9
Derivative financial guaranty contracts	(255.6)	5.2	(263.0)	(9.6)
NIMS	(366.7)	—	(426.3)	—
Credit default swaps and other	(21.4)	(0.7)	(43.8)	(2.3)

Net (losses) gains	$(643.9)	$0.7	$(733.3)	$(7.0)

The following tables present information at September 30, 2007 and December 31, 2006 related to net unrealized gains or losses on derivative financial guaranty contracts (included in other assets or derivative liabilities, net on our condensed consolidated balance sheets).

	September 30 2007	December 31 2006
	(In millions)
Balance at January 1	$87.6	$26.2
Net losses recorded	(732.7)	(2.2)

Defaults
Recoveries	(0.2)	(4.6)
Payments	0.8	0.2
Early termination (receipts)/payments	(30.9)	68.0

Balance at end of period	$(675.4)	$87.6

Balance Sheets (In millions)	September 30 2007	December 31 2006
Derivative financial guaranty contracts	$(199.6)	$94.4
NIMS	(432.0)	(7.0)
Credit default swaps and other	(43.8)	0.2

Balance at end of period	$(675.4)	$87.6

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

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

In accordance with our risk management policies, we may enter into derivatives to hedge the interest rate risk related to our long-term debt. As of September 30, 2007, we were a party to two interest rate swap contracts relating to our 5.625% unsecured senior notes. These interest rate swaps are designed as fair value hedges that hedge the change in fair value of our long-term debt arising from interest rate movements. During 2007 and 2006, the fair value hedges were 100% effective, meaning that the changes in fair value of derivative instruments in our condensed consolidated statements of income were offset by the change in the fair value of the hedged debt. These interest rate swap contracts mature in February 2013.

Terms of the interest rate swap contracts at September 30, 2007 were as follows (dollars in thousands):

Notional amount	$250,000
Rate received—Fixed	5.625%
Rate paid—Floating (a)	5.559%
Maturity date	February 15, 2013
Unrealized loss	$2,554

(a)	The September 30, 2007 six-month London Interbank Offered Rate (“LIBOR”) forward rate at the next swap payment date plus 87.4 basis points.

3—Comprehensive (Loss) Income

Our total comprehensive (loss) income, as calculated per SFAS No. 130, “Reporting Comprehensive Income,” was as follows (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Net (loss) income, as reported	$(703,864)	$111,959	$(569,314)	$423,802
Other comprehensive income (net of tax)
Net unrealized gains (losses) on investments	3,659	76,467	(53,620)	20,520
Unrealized foreign currency translation adjustment	5,765	(621)	8,256	4,395

Comprehensive (loss) income	$(694,440)	$187,805	$(614,678)	$448,717

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

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

as trading securities are reported at fair value, with unrealized gains and losses (net of tax) reported as a separate component of income. During the nine months ended September 30, 2006, we began classifying certain new security purchases as trading securities. Similar securities were classified as available for sale for periods prior to 2006.

Effective January 1, 2007, we began classifying convertible securities (including the fixed-maturity component previously classified as available for sale and the derivative component previously classified as trading securities) as hybrid securities in accordance with SFAS No. 155. Hybrid securities generally combine both debt and equity characteristics. Prior to 2007, the changes in fair value of the fixed-maturity component of these securities were recorded in our condensed consolidated statements of changes in common stockholders’ equity through accumulated other comprehensive income or loss and the changes in fair value of the derivative component of these securities were recorded as a gain or loss in our condensed consolidated statements of income. In accordance with SFAS No. 155, effective January 1, 2007, all changes in the fair value of the entire convertible security are now recorded as net gains or losses on securities in our condensed consolidated statements of income. Our transition adjustment related to the adoption of SFAS No. 155 increased retained earnings at January 1, 2007 by $9.8 million, and reduced accumulated other comprehensive income by the same amount. The transition amount includes unrealized gains of $14.1 million (net of tax) and unrealized losses of $4.3 million (net of tax) related to convertible securities at December 31, 2006.

For securities classified as either available for sale or held to maturity, we conduct a quarterly evaluation of declines in market value of the securities to determine whether the decline is other-than-temporary. If a security’s fair value is below the cost basis, and it is judged to be other-than-temporary, the cost basis of the individual security is written down to fair value through earnings as a realized loss and the fair value becomes the new basis. During the three and nine months ended September 30, 2007, we recorded approximately $0.8 million and $1.6 million, respectively, of charges related to declines in the fair value of securities (primarily small cap value stocks) considered to be other-than-temporary. During the three and nine months ended September 30, 2006, we recorded $4.1 million and $6.0 million of charges related to declines in the fair value of securities considered to be other-than-temporary. At September 30, 2007 and 2006, there were no other investments held in the portfolio that were determined to be other-than-temporarily impaired.

Other invested assets consist of residential mortgage-backed securities and alternative investments that are primarily private equity investments, including an investment in a fund sponsored and managed by C-BASS that invests in real estate related securities. During the third quarter of 2007, we recorded a $5.1 million loss considered to be other-than-temporary on our investment in this fund. Other invested assets are carried under the cost method or under the equity method.

Our evaluation of market declines for other-than-temporary impairment is based on management’s case-by-case evaluation of the underlying reasons for the decline in fair value. We consider a wide range of factors about the security and use our best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations used by management in its impairment evaluation process include, but are not limited to: (i) the length of time and the extent to which the market value has been below cost or amortized cost; (ii) the potential for impairments of securities when the issuer is experiencing significant financial difficulties; (iii) the potential for impairments in an entire industry sector or sub-sector; (iv) the potential for impairments in certain economically depressed geographic locations; (v) the potential for impairments of securities where the issuer, series of issuers or industry has suffered a catastrophic type of loss or has exhausted natural resources; (vi) our ability and intent to hold the security for a period of time sufficient to allow for the full recovery of its value to an

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

amount equal to or greater than cost or amortized cost; (vii) unfavorable changes in forecasted cash flows on asset-backed securities; and (viii) other subjective factors, including concentrations and information obtained from regulators and rating agencies.

The following table shows the gross unrealized losses and fair value of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2007.

	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government securities	$6,746	$36	$14,623	$434	$21,369	$470
U.S. government-sponsored enterprises	—	—	15,095	146	15,095	146
State and municipal obligations	953,385	35,004	64,172	415	1,017,557	35,419
Corporate bonds and notes	32,831	1,072	31,609	744	64,440	1,816
Asset-backed securities	156,793	2,284	90,920	1,990	247,713	4,274
Private placements	5,294	98	3,611	58	8,905	156
Foreign governments	44,798	1,106	66,206	2,344	111,004	3,450

Total	$1,199,847	$39,600	$286,236	$6,131	$1,486,083	$45,731

U.S. government securities

The unrealized losses of 12 months or greater duration as of September 30, 2007 on our investments in U.S. Treasury obligations were caused by interest rate movement. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment. Because we have the ability and intent to hold these investments until a full recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at September 30, 2007.

U.S. government-sponsored enterprises

The unrealized losses of 12 months or greater duration as of September 30, 2007 on our investment in U.S. agency mortgage-backed securities were also caused by interest rate movement. The contractual cash flows of these investments are guaranteed by a government-sponsored agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of our investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold these investments until a full recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at September 30, 2007.

State and municipal obligations

The unrealized losses of 12 months or greater duration as of September 30, 2007 on our investments in tax-exempt state and municipal securities were caused by interest rate movement. We believe that credit quality did not impact security pricing due to the relative high quality of the holdings (i.e., the majority of the securities were either AAA/Aaa-rated bonds, insured, partially pre-refunded or partially escrowed to maturity). Because we have the ability and intent to hold these investments until a full recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at September 30, 2007.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Corporate bonds and notes

The unrealized losses of 12 months or greater duration as of September 30, 2007 on the majority of the securities in this category were caused by market interest rate movement. Unrealized losses for the remaining securities in this category are attributable to changes in business operations, resulting in widened credit spreads from September 30, 2006 to September 30, 2007. Because we have the ability and intent to hold these investments until a full recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at September 30, 2007.

Asset-backed securities

The unrealized losses of 12 months or greater duration as of September 30, 2007 on the securities in this category were caused by market interest rate movement. Because we have the ability and intent to hold these investments until a full recovery of fair value, which may be maturity, we do not consider the investment in these securities to be other-than-temporarily impaired at September 30, 2007.

Private placements

The unrealized losses of 12 months or greater duration as of September 30, 2007 on the majority of the securities in this category were caused by market interest rate movement. Because we have the ability and intent to hold these investments until a full recovery of fair value, which may be maturity, we do not consider the investment in these securities to be other-than-temporarily impaired at September 30, 2007.

Foreign governments

The unrealized losses of 12 months or greater duration as of September 30, 2007 on the majority of the securities in this category were caused by market interest rate movement. We believe that credit quality did not impact security pricing due to the relative high quality of the holdings (i.e., the majority of the securities were highly-rated governments and government agencies or corporate issues with minimum ratings of single-A). Because we have the ability and intent to hold these investments until a full recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at September 30, 2007.

For all investment categories, unrealized losses of less than 12 months duration were generally attributable to interest rate movement. All securities were evaluated in accordance with our impairment recognition policy covering various time and price decline scenarios. Because we have the ability and intent to hold these investments until a full recovery of fair value, which may be maturity, we do not consider the investment in these securities to be other-than-temporarily impaired at September 30, 2007.

The contractual maturity of securities in an unrealized loss position at September 30, 2007 was as follows:

(In millions)	Fair Value	Amortized Cost	Unrealized Loss
2007	$2.8	$2.8	$—
2008 – 2011	155.6	156.9	1.3
2012 – 2016	80.8	83.3	2.5
2017 and later	999.1	1,036.7	37.6
Mortgage-backed and other asset-backed securities	247.7	252.0	4.3

Total	$1,486.0	$1,531.7	$45.7

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

5—Segment Reporting

We have three reportable segments: mortgage insurance, financial guaranty and financial services. Our reportable segments are strategic business units that are managed separately because each business segment requires different expertise in marketing, sales and risk management. We allocate corporate income and expenses to each of the segments. The mortgage insurance segment provides mortgage credit protection, principally through private mortgage insurance, and risk management services to mortgage lending institutions located throughout the United States and in other select countries. Private mortgage insurance protects lenders from all or part of default-related losses on residential mortgage loans made mostly to homebuyers who make down payments of less than 20% of the home’s purchase price. Private mortgage insurance also facilitates the sale of these mortgages in the secondary market. Our financial guaranty segment provides credit-related insurance coverage through credit default swaps and certain other financial guaranty contracts to meet the needs of customers and counterparties in a wide variety of domestic and international markets. Our insurance businesses within the financial guaranty segment include the assumption of reinsurance from monoline financial guaranty insurers for both public finance bonds and structured finance obligations. The financial services segment includes the credit-based businesses conducted through our equity affiliates, C-BASS and Sherman. See Note 6 for additional information.

For the three months ended September 30, 2007 and 2006, our domestic net premiums earned were $269.0 million and $243.9 million, respectively, and our net premiums earned attributable to foreign countries were approximately $4.4 million and $10.2 million, respectively. For the nine months ended September 30, 2007 and 2006, our domestic net premiums earned were $753.8 million and $729.8 million, respectively, and our net premiums earned attributable to foreign countries were approximately $23.6 million and $37.1 million, respectively. Net premiums earned attributable to foreign countries for the three and nine months ended September 30, 2007, include an increase in international premiums in our mortgage insurance segment from single premium deals. These premiums were entirely offset by a decrease in premiums earned from trade credit reinsurance as a result of the run-off of that business. Long-lived assets located in foreign countries were immaterial for the periods presented.

In the mortgage insurance segment, the highest state concentration of primary risk in force at September 30, 2007, was Florida at 9.0%, compared to 9.2% at September 30, 2006. At September 30, 2007, California accounted for 11.7% of the mortgage insurance segment’s total direct primary insurance in force, compared to 10.2% at September 30, 2006, and 11.7% of the mortgage insurance segment’s total pool risk in force at September 30, 2007, compared to 11.4% at September 30, 2006. California also accounted for 17.5% of the mortgage insurance segment’s direct primary new insurance written for the nine months ended September 30, 2007, compared to 13.7% for the nine months ended September 30, 2006. The large percentage of direct primary new insurance written in California for the nine months ended September 30, 2007 resulted primarily from a large structured transaction written in the first quarter of 2007 as modified pool, where we are in a second-loss position.

The largest single customer of our mortgage insurance segment (including branches and affiliates of such customer), measured by primary new insurance written, accounted for 21.5% of primary new insurance written during the nine months ended September 30, 2007, compared to 22.9% from the largest single customer of our mortgage insurance segment during the nine months ended September 30, 2006. Included in the percentage for 2007 was a large structured transaction mentioned above that was written in the first quarter of 2007 as modified pool in a second-loss position.

The financial guaranty segment derives a substantial portion of its premiums written from a small number of direct primary insurers. Two primary insurers accounted for approximately $44.7 million or 25.4% of the financial guaranty segment’s gross written premiums for the nine months ended September 30, 2007, compared

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

to approximately $52.4 million or 28.1% of the financial guaranty segment’s gross written premiums from those same two primary insurers for the comparable period of 2006. No other primary insurer accounted for more than 10% of the financial guaranty segment’s gross written premiums during the nine months ended September 30, 2007 or 2006. Gross written premiums and net written premiums for the financial guaranty business are not materially different because we have not ceded a material amount of business to reinsurers.

Summarized financial information concerning our operating segments, as of and for the periods indicated, is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
Mortgage Insurance (In thousands)	2007	2006	2007	2006
Net premiums written	$260,492	$205,933	$699,821	$646,749

Net premiums earned—insurance	$212,998	$194,633	$578,829	$588,245
Net premiums earned—credit derivatives	14,085	6,799	50,864	24,563

Net premiums earned—total	227,083	201,432	629,693	612,808
Net investment income	37,437	35,548	109,283	103,363
Net gains on securities	9,312	946	39,791	18,207
Change in fair value of derivative instruments	(388,109)	(3,293)	(469,960)	1,830
Gain on sale of affiliates	—	—	—	—
Other income	3,782	2,999	9,357	10,108

Total revenues	(110,495)	237,632	318,164	746,316

Provision for losses	278,785	119,616	571,791	268,290
Provision for second-lien premium deficiency	155,176	—	155,176	—
Policy acquisition costs	24,865	15,271	53,944	44,336
Other operating expenses	26,576	43,933	109,203	128,742
Interest expense	6,764	6,357	19,959	20,042

Total expenses	492,166	185,177	910,073	461,410

Equity in net income of affiliates	—	—	—	—

Pretax (loss) income	(602,661)	52,455	(591,909)	284,906
Income tax (benefit) provision	(227,374)	11,127	(233,121)	72,262

Net (loss) income	$(375,287)	$41,328	$(358,788)	$212,644

Total assets	$5,232,832	$4,598,975
Total investments	3,956,943	3,412,282
Deferred policy acquisition costs	62,371	71,691
Reserve for losses and loss adjustment expenses	884,985	651,249
Unearned premiums	322,109	246,033
Stockholders’ equity	1,894,959	2,232,606

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

	Three Months Ended September 30		Nine Months Ended September 30
Financial Guaranty (In thousands)	2007	2006	2007	2006
Net premiums written (1)	$69,583	$48,872	$175,444	$186,536

Net premiums earned—insurance	$32,398	$34,078	$99,084	$101,227
Net premiums earned—credit derivatives	13,921	18,634	48,644	52,892

Net premiums earned—total	46,319	52,712	147,728	154,119
Net investment income	27,403	24,589	79,160	70,627
Net gains on securities	5,560	8	13,993	8,895
Change in fair value of derivative instruments	(255,833)	3,919	(263,313)	(8,861)
Gain on sale of affiliates	—	—	—	—
Other income	517	284	783	618

Total revenues	(176,034)	81,512	(21,649)	225,398

Provision for losses	51,719	1,779	39,717	16,599
Provision for second-lien premium deficiency	—	—	—	—
Policy acquisition costs	10,878	11,080	34,251	36,199
Other operating expenses	10,025	16,039	37,197	46,092
Interest expense	4,808	3,961	13,866	12,312

Total expenses	77,430	32,859	125,031	111,202

Equity in net income of affiliates	—	—	—	—

Pretax (loss) income	(253,464)	48,653	(146,680)	114,196
Income tax (benefit) provision	(99,350)	13,529	(72,504)	23,164

Net (loss) income	$(154,114)	$35,124	$(74,176)	$91,032

Total assets	$2,833,748	$2,572,079
Total investments	2,556,054	2,303,412
Deferred policy acquisition costs	171,211	147,882
Reserve for losses and loss adjustment expenses	209,719	189,689
Unearned premiums	723,158	668,389
Stockholders’ equity	1,409,168	1,339,627

(1)	With the exception of trade credit reinsurance products, net premiums written in our financial guaranty reinsurance business are recorded using actual information received from cedants on a one month lag basis. Accordingly, the net premiums written for any given period exclude those from the last month of that period and include those from the last month of the immediately preceding period. The use of information from cedants does not require us to make significant judgments or assumptions because historic collection rates and counterparty strength make collection of all assumed premiums highly likely. There were no material trade credit reinsurance premiums written for the three and nine months ended September 30, 2007 or for the three months ended September 30, 2006. Net premiums written for the nine months ended September 30, 2006 included $4.4 million of assumed premiums related to trade credit reinsurance products. Included in these amounts are estimates based on projections provided by ceding companies. Over the life of the reinsured business, these projections are replaced with actual results and, historically, the difference between the projections and actual results has not been material. Accordingly, we do not record any related provision for doubtful accounts with respect to our trade credit reinsurance products.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

	Three Months Ended September 30		Nine Months Ended September 30
Financial Services (In thousands)	2007	2006	2007	2006
Net premiums written	$—	$—	$—	$—

Net premiums earned—insurance	$—	$—	$—	$—
Net premiums earned—credit derivative	—	—	—	—

Net premiums earned—total	—	—	—	—
Net investment income	119	48	162	133
Net gains on securities	(32)	455	495	2,485
Change in fair value of derivative instruments	—	—	—	—
Gain on sale of affiliates	181,734	—	181,734	—
Other income	300	2,184	1,379	5,730

Total revenues	182,121	2,687	183,770	8,348

Provision for losses	—	—	—	—
Provision for second-lien premium deficiency	—	—	—	—
Policy acquisition costs	—	—	—	—
Other operating expenses	(432)	2,734	5,072	6,248
Interest expense	1,822	1,197	4,985	3,539

Total expenses	1,390	3,931	10,057	9,787

Equity in net (loss) income of affiliates	(448,924)	55,870	(376,645)	186,248

Pretax (loss) income	(268,193)	54,626	(202,932)	184,809
Income tax (benefit) provision	(93,730)	19,119	(66,582)	64,683

Net (loss) income	$(174,463)	$35,507	$(136,350)	$120,126

Total assets	$148,280	$566,267
Total investments	—	—
Deferred policy acquisition costs	—	—
Reserve for losses and loss adjustment expenses	—	—
Unearned premiums	—	—
Stockholders’ equity	143,365	394,800

A reconciliation of segment net (loss) income to consolidated net (loss) income is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
Consolidated (In thousands)	2007	2006	2007	2006
Net (loss) income:
Mortgage Insurance	$(375,287)	$41,328	$(358,788)	$212,644
Financial Guaranty	(154,114)	35,124	(74,176)	91,032
Financial Services	(174,463)	35,507	(136,350)	120,126

Total	$(703,864)	$111,959	$(569,314)	$423,802

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

6—Investment in Affiliates

We have a 46.0% equity interest in C-BASS and a 21.8% equity interest in Sherman at September 30, 2007.

C-BASS

C-BASS is a mortgage investment and servicing company specializing in the credit risk of subprime single-family residential mortgages. Since February 2007, the market for subprime mortgages has experienced significant turmoil, with market dislocations accelerating to unprecedented levels. In the first quarter of 2007, C-BASS reported a total net loss of $14.7 million before returning to profitability by reporting total net income of $35.4 million in the second quarter of 2007. During the five month period from February 1, 2007 through June 30, 2007, C-BASS’s financial statements included the payment of approximately $290.3 million to satisfy lenders’ margin calls on loans to C-BASS, which it handled with its available liquidity.

During the third quarter there were several events that significantly impacted C-BASS. Those events included the following:

•

On July 17, 2007, C-BASS completed its acquisition of Fieldstone Investment Corporation (“Fieldstone”), a mortgage banking company that originated, sold, and invested primarily in non-conforming single family residential mortgage loans, for approximately $187 million, including closing costs. C-BASS used approximately $90 million in cash to fund this acquisition.

•

On July 19, 2007, in order to support C-BASS’s liquidity position, we and MGIC Investment Corporation (“MGIC”), each entered into a $50 million unsecured revolving credit facility agreement with C-BASS that is payable on demand and is scheduled to expire December 31, 2007.

•	On July 20 and 23, 2007, C-BASS drew down the entire $50 million on each facility ($100 million in total.)

•

On July 26 and 27, 2007, C-BASS received an additional $200 million in margin calls bringing the total margin calls for the month to $362.7 million. As of the close of business on July 27th, C-BASS had paid only $263.5 million of the $362.7 million in outstanding margin calls.

•

Prior to July 29, 2007, a number of qualified buyers showed a strong interest in C-BASS, and both we and MGIC received multiple preliminary indications of interest above C-BASS’s book value. Due diligence was ongoing until July 29, 2007 when the increase in margin calls over the prior few days significantly jeopardized C-BASS’s liquidity position, resulting in a withdrawal of all interested buyers at that time.

On July 29, 2007, we concluded that there were indicators that a material charge for impairment of our investment in C-BASS was required under GAAP; however, we could not determine the amount or range of amounts of the potential impairment until financial information was received from C-BASS. In November 2007, we received financial statements from C-BASS as of September 30, 2007, at which point we made a final determination with respect to impairment.

On July 30, 2007, in accordance with the terms of our credit facility with C-BASS, we demanded full and immediate payment of all amounts owed to us under the loan. These amounts currently remain outstanding as we continue to cooperate with C-BASS while they search for additional liquidity, as discussed below. Amounts drawn on these facilities bear interest at a rate of one-month LIBOR at the date the amount is drawn plus 2.875%. If the loan is called for payment, but remains unpaid as currently is the case, the facility bears interest at LIBOR plus 6.875%. In addition, a 0.375% facility fee is payable to us and MGIC.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Since July 31, 2007, with the cooperation of its lenders, including us and MGIC, C-BASS has been working with its financial advisor, The Blackstone Group L.P., and potential investors, to evaluate strategic alternatives. As a result of that process, on September 27, 2007, C-BASS agreed to sell to a third party financial institution substantially all of its interests in Litton Loan Servicing LP (“Litton”), a servicer of residential mortgage loans, for approximately $467.9 million. The assets being purchased include the equity in Litton and certified interest only strips. In addition, the purchaser will (1) assume certain limited liabilities set forth in the purchase agreement and (2) pursuant to a separate agreement to be executed upon closing, have the option to purchase from the current owners of C-BASS, including us, 45% of the equity of C-BASS for nominal consideration. As a condition to this sale, on November 16, 2007, the C-BASS employees, lenders and creditors, including us, entered into an agreement (the “Override Agreement”) establishing (i) the terms for the distribution of the consideration from the sale among all interested parties and (ii) an agreement among the outstanding lenders and creditors to continue to forebear from exercising any recourse rights under their existing obligations with C-BASS. The purchase agreement contains certain representations, warranties, covenants, events of default and other provisions customary for acquisition agreements and as specifically agreed to by the parties.

The sale of Litton is expected to close in the fourth quarter of 2007 or early in 2008, subject to the satisfaction of regulatory and other approvals set forth in the purchase agreement. It remains uncertain to us whether the sale of Litton will be completed, and if not completed, whether C-BASS will be able to secure additional liquidity or the continued cooperation of its lenders.

We account for our investment in C-BASS under the equity method of accounting in accordance with Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB Opinion No. 18”). During the third quarter 2007, C-BASS incurred a loss of $935 million and in accordance with APB Opinion No. 18, we recognized our portion of losses of approximately $441 million. This resulted in a reduction in our equity investment in C-BASS from $468 million to $27 million at September 30, 2007. In addition to the recognition of losses, we completed an impairment analysis which resulted in the charge-off of the remaining carrying value of $27 million in the equity investment in C-BASS at September 30, 2007.

We applied SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” (“SFAS No. 114”) to the demand loan. We measured impairment based on the present value of expected future cash flows discounted at the demand loan’s effective interest rate. Based on such analysis, we continue to carry the demand loan at $50 million.

EITF 98-13, “Accounting by an Equity Method Investor for Investee Losses When the Investor Has Loans to and Investments in Other Securities of the Investee” (“EITF 98-13”), requires that when the recognition of equity losses reduces our equity investment to zero, we should continue to report our share of equity method losses in our income statement and should apply those equity method losses to our other investments in or loans to C-BASS. In October 2007, the fair value of C-BASS’s securities portfolio declined, generating additional charges to its earnings. As a result of the additional losses at C-BASS, and continued application of APB Opinion No. 18 and EITF 98-13, a full or partial impairment of the $50 million demand note may be required in the fourth quarter of 2007.

Sherman

Sherman is a consumer asset and servicing firm specializing in charged-off and bankruptcy plan consumer assets that it generally purchases at deep discounts from national financial institutions and major retail corporations and subsequently seeks to collect. In addition, Sherman originates credit card receivables through its subsidiary CreditOne and has a variety of other similar ventures related to consumer assets.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

On September 19, 2007, Radian Guaranty sold to Sherman Capital, L.L.C. (“Sherman Capital”), an entity owned by the management of Sherman: (1) all of Radian Guaranty’s preferred interests in Sherman and (2) 1,672,547 Class A Common Units in Sherman, representing approximately 43.4% of Radian Guaranty’s total common interests in Sherman, for a cash purchase price of approximately $277.9 million, plus a future contingent payment. The amount of the contingent payment, if any, will depend on the extent that Sherman Capital’s after-tax return on 1,425,335 of the Class A Common Units acquired in the transaction exceeds approximately 16% annually. The contingent payment is payable to Radian Guaranty on December 31, 2013, or earlier upon the closing of a sale of Sherman. We recorded a gain of $181.7 million on the sale of our interest in Sherman.

Before giving effect to this transaction, Radian Guaranty and Mortgage Guaranty Insurance Corporation (“MGIC Guaranty”), a subsidiary of MGIC each held approximately 40.96% of the Class A Common Units in Sherman (Class A Common Units represented approximately 94% of the total equity in Sherman) and half of the total preferred units. Entities owned by Sherman’s management, including Sherman Capital, owned the remaining Class A Common Units and all of the Class B Common Units. In connection with the closing of this transaction, the interests in Sherman were recapitalized into a single class of interests. As a result, Radian Guaranty now owns approximately 21.8% of the outstanding equity in Sherman and MGIC Guaranty owns approximately 24.2% of the outstanding equity in Sherman, with entities controlled by Sherman’s management controlling the remaining interests.

In connection with the above-referenced sale of a portion of its equity interests in Sherman, Radian Guaranty also entered into an Option Agreement with Meeting Street Investments LLC (“MS LLC”), an entity owned by Sherman’s management. Under the Option Agreement, Radian Guaranty granted to MS LLC an irrevocable option (the “Call Option”) to require Radian Guaranty to sell to MS LLC all of Radian Guaranty’s remaining interests in Sherman at anytime during the one year period following September 19, 2007. The purchase price under the Call Option will be equal to: (1) the product of (a) Radian Guaranty’s ownership percentage in Sherman as of the date of sale under the Option Agreement and (b) $1.5 billion, minus (2) 50% of all future distributions made by Sherman with respect to Radian Guaranty’s remaining interests in Sherman through the date of sale under the Option Agreement. The Option Agreement terminates one year from September 19, 2007.

Our purchase of an additional interest in the common equity of Sherman in September 2006 resulted in $37.9 million of purchase accounting premium on receivables and approximately $4.0 million in goodwill and other intangibles. The amortization period of the premium on receivables is approximately three years with a higher amount of amortization recognized in the first year and declining over the life of the receivables. As a result of the sale on September 19, 2007, we amortized approximately $9.4 million and $1.7 million, respectively, of premium and goodwill for the portion sold. Included in the equity in net income of affiliates for the nine months ended September 30, 2007 is $9.1 million of premium amortization. The remaining goodwill is evaluated annually for impairment.

The following table shows the components that make up the investment in affiliates balance:

(In thousands)	September 30 2007	December 31 2006
C-BASS	$—	$451,395
Sherman	94,110	167,412
Other	34	34

Total	$94,144	$618,841

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2007	2006	2007	2006
Investment in Affiliates-Selected Information:
C-BASS
Balance, beginning of period	$467,800	$415,351	$451,395	$364,364
Share of net (loss) income for period	(467,800)	27,421	(451,395)	102,302
Dividends received	—	11,300	—	35,194

Balance, end of period	$—	$431,472	$—	$431,472

Sherman
Balance, beginning of period	$171,737	$76,790	$167,412	$81,753
Share of net income for period	18,876	29,192	74,750	84,689
Dividends received	—	43,225	51,512	103,740
Other comprehensive income	(637)	—	(674)	55
(Sale) purchase of ownership interest	(95,866)	66,307	(95,866)	66,307

Balance, end of period	$94,110	$129,604	$94,110	$129,604

Portfolio Information:
C-BASS
Servicing portfolio	$57,700,000	$60,400,000
Total assets	8,538,710	8,431,888
Total liabilities	8,550,639	7,522,004
Sherman
Total assets	$2,093,168	$1,078,387
Total liabilities	1,752,203	899,983

Summary Income Statement:
C-BASS
Net (loss) income	$(934,882)	$59,720	$(899,471)	$222,557

Sherman
Income
Revenues from receivable portfolios—net of amortization	$266,365	$229,835	$771,310	$703,620
Other revenues	(5,161)	3,331	19,814	23,116

Total revenues	261,204	233,166	791,124	726,736

Expenses
Operating and servicing expenses	155,984	111,034	443,661	372,168
Interest	27,397	12,090	59,730	33,628
Other	17,649	28,708	74,707	79,118

Total expenses	201,030	151,832	578,098	484,914

Net income	$60,174	$81,334	$213,026	$241,822

7—Losses and Loss Adjustment Expenses (“LAE”)—Mortgage Insurance

We establish reserves to provide for the estimated losses from claims and the estimated costs of settling claims on defaults (or delinquencies) reported and defaults that have occurred but have not been reported.

Included in the reserve for losses at September 30, 2007, is $55.5 million related to a second-lien structured mortgage transaction. Of this amount, $23.8 million is included as a reinsurance recoverable in other assets on the condensed consolidated balance sheets.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

The following table reconciles our mortgage insurance segment’s beginning and ending reserves for losses and LAE for the nine months ended September 30, 2007 (in thousands):

Mortgage Insurance
Balance at January 1, 2007	$653,236
Less Reinsurance recoverables	21,763

Balance at January 1, 2007, net	631,473

Add total losses and LAE incurred in respect of default notices received	571,791
Deduct total losses and LAE paid in respect of default notices received	344,713

Balance at September 30, 2007, net	858,551
Add Reinsurance recoverables	26,434

Balance at September 30, 2007	$884,985

Claims paid during 2007 included claims from a structured transaction covering the first 10% of aggregate losses on a pool of subprime second-lien mortgages. As structured, we split losses with our counterparty under this policy on a 50-50 basis. We began experiencing a significant increase in filed claims on this policy during the third quarter of 2006 and have paid approximately $53.3 million in net claims on this policy as of September 30, 2007. At September 30, 2007, our net exposure remaining under this policy was approximately $25.3 million or half of the approximately $50.7 million in gross remaining exposure. Approximately $23.8 million of this $25.3 million was contained within our net loss reserve at September 30, 2007. In addition to this policy, we also have a supplemental policy on the same pool of mortgages that covers certain losses in excess of the 10% aggregate stop-loss. Our mortgage insurance reserve at September 30, 2007, included $7.9 million for claims under this supplemental policy. These policies are also included in the calculation of our reserve for second-lien premium deficiency.

8—Reserve for Second-Lien Premium Deficiency

In the third quarter of 2007, we established a reserve for premium deficiency on our second-lien business. In accordance with SFAS No. 60, “Accounting and Reporting for Insurance Enterprises” (“SFAS No. 60”), our second-lien business is considered to be a separate product due to the fact that the business is managed separately, premiums are priced differently from our traditional products and the customer base is different from that of our traditional products. SFAS No. 60 requires a premium deficiency reserve if the net present value of the expected future losses and expenses exceeds expected future premiums. As a result, in the third quarter, we recorded a $155.2 million premium deficiency reserve on the second-lien business.

9—Income Taxes

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

We adopted FIN 48 in the first quarter of 2007. The cumulative effect of applying the provisions of FIN 48 was an increase of approximately $218 million in the current income taxes payable, a decrease of approximately

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

$197 million in deferred income taxes payable and a $21 million decrease in retained earnings. Prior to the implementation of FIN 48, we maintained reserves for contingent tax liabilities, which totaled approximately $20 million as of December 31, 2006. After the adoption of FIN 48, and as of September 30, 2007, we have approximately $43 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. Also prior to FIN 48, we maintained a net current tax recoverable based on payments made to the taxing authorities, and such recoverable was classified in other assets on our condensed consolidated balance sheets. As a result of the changes necessary in applying the guidelines of FIN 48, we expect our income tax provision to generally exceed actual payments made to the taxing authorities in any given year, which results in a current tax liability position reflected on the condensed consolidated balance sheets. Our policy for the recognition of interest and penalties associated with uncertain tax positions is to record such items as a component of our income tax provision. The table below details the cumulative effect of applying the provisions of FIN 48 as of September 30, 2007.

The effect of unrecognized tax benefits on our condensed consolidated balance sheets and results of operations is as follows:

(In thousands)	January 1 2007	Increase	September 30 2007
Unrecognized tax benefits as a component of current income taxes payable	$218,400	$6,431	$224,831

Unrecognized tax benefits that, if recognized, would affect the effective tax rate	$41,118	$1,688	$42,806

Interest and penalties recognized in our condensed consolidated balance sheets	$28,085	$6,406	$34,491

Interest and penalties recognized in our condensed consolidated statements of income	$—	$6,406	$6,406

Uncertain tax positions for which it is reasonably possible that the unrecognized tax benefits included above will significantly increase (decrease) over the 12-month period following adoption relate to various state and local income taxes and penalties and interest on taxable income from our investment in certain lower tier partnership interests.

We have taken a position in various jurisdictions that we are not required to remit taxes with regard to the income earned on our investment in certain partnership interests. Although we believe that these tax positions are likely to succeed if adjudicated in a court of last resort, measurement under FIN 48 of the potential amount of liability for state and local taxes and the potential for penalty and interest thereon is performed on a quarterly basis. Over the next twelve months, additional taxable income is expected from these investments, which would require additional measurements of potential state and local taxes, penalty and interest thereon. The estimated increase to the current income taxes payable for these positions over the 12-month period following adoption is approximately $3.7 million.

The following calendar tax years, listed by major jurisdiction, remain subject to examination:

U.S. Federal Corporation Income Tax	2000 – 2006	(1)
Significant State and Local Jurisdictions (2)	1999 – 2006

(1)

Our U. S. federal corporation income tax returns filed for calendar years 2000 through 2005 are currently being examined by the Internal Revenue Service (“IRS”). The IRS may also open the 1999 tax year for

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

examination under Internal Revenue Code Section 6501(e) (“IRC Section 6501(e)”). With regard to the 1999 calendar year, we have agreed to extend the statute of limitations for the assessment of tax to June 30, 2008. The extension of the statute of limitations is contingent upon the IRS’s successful application of the provisions of IRC Section 6501(e). With regard to calendar years 2000 through 2003, we have also agreed to extend the statute of limitations for the assessment of tax to June 30, 2008. All such statute of limitation extensions, including the 1999 calendar year extension, have limited the scope of the examinations to the recognition of certain tax benefits that were generated through our investment in a portfolio of residual interests in Real Estate Mortgage Investment Conduits (“REMICs”).

(2)	Arizona, California, Florida, Georgia, New York, Ohio, Pennsylvania, Texas and New York City.

The IRS opposes the recognition of certain tax losses and deductions that were generated through our investment in a portfolio of residual interests in REMICs and has proposed adjustments denying the associated tax benefits of these items. We will contest all such proposed adjustments relating to the IRS’s opposition of the tax benefits in question and are working with tax counsel in our defense efforts. When an examination has not been settled at the local examination division level, the IRS will usually issue a “30-day” letter which contains details of the proposed adjustments and the taxpayer’s rights to appeal. Upon receipt of the IRS’s 30-day letter, we may make a payment with the United States Department of the Treasury to avoid the accrual of the above-market-rate interest associated with our estimate of the potentially unsettled adjustment. We anticipate receiving the 30-day letter and making the payment on account during the fourth quarter of 2007 or first quarter of 2008 depending upon the outcome of certain procedural events that may take place surrounding the 1999 tax year issue described above. The cash requirement for the payment on account is anticipated to be approximately $84.0 million. Any ultimate overpayment associated with the payment on account would be recovered through a formal claim for refund process.

10—Long-Term Debt and Other Borrowings

The composition of our long-term debt and other borrowings at September 30, 2007 and December 31, 2006 was as follows:

(In thousands)	September 30 2007	December 31 2006
5.625% Senior Notes due 2013	$248,814	$248,677
7.750% Debentures due 2011	249,558	249,483
5.375% Senior Notes due 2015	249,638	249,610
Other borrowings	200,000	—

	$948,010	$747,770

In April 2004, we entered into interest-rate swap contracts that effectively convert the fixed interest rate on the unsecured senior notes due 2013 to a variable rate based on a spread over the six-month LIBOR for the remaining term of the debt.

We have a $400 million, unsecured revolving credit facility, which expires in 2011. On August 15, 2007, we drew down $200 million in principal amount under the facility. The amounts drawn down bear interest at a rate equal to LIBOR plus 20 basis points (which resets monthly) as specified by the credit facility. After the draw down, the remaining amount available under the facility is $200 million.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

11—Stock-Based Compensation

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

On November 6, 2007, the Plan was amended: (1) to clarify that the definition of “retirement” under the Plan for purposes of the Plan’s vesting and posttermination exercise provisions includes both “normal” retirement after attaining age 65 with 5 years of service, and “early” retirement after attaining age 55 with 10 years of service; and (2) for future stock option grants, to extend the posttermination exercise period for optionees who are terminated without cause from the current 90 days to one year.

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

Stock Options

Unless otherwise specified, each option vests ratably over three or four years, beginning one year after the date of grant. We generally issue shares from unissued reserved shares for exercises with an exercise price less than the treasury stock repurchase price and from treasury stock when the exercise price is greater than the treasury stock repurchase price. During the first nine months of 2007, there were 1,922,800 stock options granted, compared to 1,030,650 stock options granted during the first nine months of 2006. During the three and nine months ended September 30, 2007, we recorded $2.1 million and $4.8 million, respectively, of net expense related to stock options compared to $1.8 million and $4.9 million, respectively, of net expense in the comparable 2006 periods.

Restricted Stock

The Compensation and Human Resources Committee of our board of directors may issue shares of our common stock under a grant of restricted stock under the Plan. The shares underlying a grant are issued in consideration for services rendered having a value, as determined by our board of directors, at least equal to the par value of the common stock. While shares are subject to restrictions, a grantee may not sell, assign, transfer, pledge or otherwise dispose of the shares of our common stock, except to a successor grantee in the event of the grantee’s death. All restrictions imposed under a restricted stock grant lapse after the applicable restriction period or as the Compensation Committee may determine. Restricted shares granted on or after February 5, 2007 generally vest three years from the date of grant, but may vest earlier under certain circumstances.

We granted, under the Plan, 615,970 shares of restricted stock during the first nine months of 2007, compared to 41,300 shares of restricted stock during all of 2006, in the case of each grant, vesting over two to four years.

The amount recorded as net stock-based compensation expense related to restricted stock for the three and nine months ended September 30, 2007 was $1.0 million and $3.8 million, respectively.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Phantom Stock

The Compensation Committee may grant phantom stock awards under the Plan, which entitle grantees to receive shares of our common stock on a vesting date (referred to in the Plan as the conversion date) established by the Compensation Committee. All phantom stock will be paid in whole shares of our common stock, with fractional shares paid in cash. The amount recorded as stock-based compensation expense related to phantom stock awards granted for the three and nine months ended September 30, 2007 was $(3.1) million and $(2.2) million, respectively, compared to an immaterial amount for the three months ended September 30, 2006 and $1.6 million for the nine months ended September 30, 2006.

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan (the “ESPP”). A total of 400,000 shares of our authorized unissued common stock have been made available under the ESPP. The ESPP allows eligible employees to purchase shares of our stock at a discount of 15% of the beginning-of-period or end-of-period (each period being the first and second six calendar months) fair market value of the stock, whichever is lower. The effect of the issuance of shares under the ESPP on our net income and earnings per share was immaterial for the three and nine months ended September 30, 2007 and 2006.

On May 8, 2007, our board of directors amended the ESPP: (1) to extend the expiration date of the plan from July 15, 2007 to July 15, 2009; and (2) notwithstanding the extension, in anticipation of our proposed merger with MGIC, to suspend the ESPP effective upon the consummation of the purchase of shares of common stock in connection with the expiration of the current offering and purchase periods under the plan on June 30, 2007.

On November 6, 2007, our board of directors: (1) restarted the ESPP by declaring two new sixmonth offering periods commencing on January 1 and July 1, 2008; (2) amended the eligibility criteria of the ESPP to eliminate the 18-month waiting period previously imposed on new employees; and (3) approved certain administrative amendments to the ESPP to allow for the maximum annual contributions by participants under the ESPP to be equal to the maximum amount permitted from time to time by the Internal Revenue Service.

Performance Shares

We have a Performance Share Plan (the “Program”). The Program is intended to motivate our executive officers by focusing their attention on critical financial indicators that measure our success. We are currently using phantom stock grants to fund awards under the Program. The Compensation Committee grants performance share awards to eligible participants with respect to performance periods of overlapping durations. Both the first and second performance periods under the Program are three-year periods that began on January 1, 2005 and January 1, 2006, respectively. Upon establishing each performance period, a target number of performance shares are established for each participant in the Program. The performance shares are denominated in shares of common stock and are settled in common shares. The amount of stock-based compensation expense related to performance shares for the three and nine months ended September 30, 2007 and 2006 was $(3.5) million and $(3.6) million, respectively, compared to $1.3 million and $2.5 million, respectively.

12—Recent Accounting Pronouncements

In April 2006, the FASB issued FASB Staff Position (“FSP”) No. FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)” (“FSP FIN 46(R)-6”), which addresses how a reporting enterprise should determine the variability to be considered in applying FASB Interpretation

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

No. 46(R) (“FIN 46R”). The variability that is considered in applying FIN 46R affects the determination of (i) whether the entity is a variable interest entity, (ii) which interests are variable interests in the entity and (iii) which party, if any, is the primary beneficiary of the variable interest entity. That variability will affect any calculation of expected losses and expected residual returns, if such a calculation is necessary. FSP FIN 46(R)-6 became effective July 1, 2006. The adoption of this FSP did not have a material impact on our condensed consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). SFAS No. 158 requires us to recognize the funded status of a benefit plan—measured as the difference between plan assets at fair value (with limited exceptions) and the benefit obligation—in our condensed consolidated balance sheets. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation. SFAS No. 158 also requires us to recognize as a component of accumulated other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. Amounts recognized in accumulated other comprehensive income, including the gains or losses, prior service costs or credits, and the transition asset or obligation remaining, are adjusted as they are subsequently recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of those statements. In addition, SFAS No. 158 requires us to measure defined benefit plan assets and obligations as of the date of our fiscal year-end statement of financial position (with limited exceptions), and to disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. Employers with publicly traded equity securities were required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. We adopted this statement effective December 31, 2006. The implementation of SFAS No. 158 did not have a material impact on our condensed consolidated financial statements. See Note 14.

In September 2006, the SEC released Staff Accounting Bulletin (“SAB”) No. 108 (“SAB No. 108”). This release expresses the staff’s views regarding the process of quantifying financial statement misstatements and addresses diversity in practice in quantifying financial statement misstatements and the potential for the build up of improper amounts on the balance sheet. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. Management has reviewed the SAB in connection with our consolidated financial statements for the current and prior periods, and has determined that its adoption did not have an impact on any of these financial statements.

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

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

those goods or services and (iv) host financial instruments resulting from separation of an embedded nonfinancial derivative instrument from a nonfinancial hybrid instrument. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Management currently is considering the impact, if any, that may result from the adoption of SFAS No. 159.

In April 2007, the FASB issued FSP No. FIN 39-1, an amendment of FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts” (“FSP FIN 39-1”). FSP FIN 39-1 replaces the terms “conditional contracts” and “exchange contracts” with the term “derivative instruments” and permits a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in the statement of financial position. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. Management currently is considering the impact, if any, that may result from the adoption of FSP FIN 39-1.

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

The EITF reached a consensus on EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance—Determining the Amount that Could be Realized in Accordance with FASB Technical Bulletin No. 85-4” (“EITF 06-5”). EITF 06-5 addresses (i) whether a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract in accordance with Technical Bulletin No. 85-4, (ii) whether a policyholder should consider the contractual ability to surrender all of the individual-life policies (or certificates in a group policy) at the same time in determining the amount that could be realized under the insurance contract in accordance with Technical Bulletin No. 85-4 “Accounting for Purchases of Life Insurance” and (iii) whether the cash surrender value component of the amount that could be realized under the insurance contract in accordance with Technical Bulletin No. 85-4 should be discounted in accordance with APB Opinion No. 21, “Interest on Receivables and Payables”, when contractual limitations on the ability to surrender a policy exist. EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The impact of adopting EITF 06-5 effective January 1, 2007, was not material to our condensed consolidated financial statements.

In May 2007, the FASB issued FSP No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (“FSP FIN 48-1”), which clarifies when a tax position is considered settled under FIN 48. FSP FIN 48-1 is applicable at the adoption of FIN 48, which was January 1, 2007 for us, and did not have a material impact on our tax position at September 30, 2007.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

The EITF reached a consensus on EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 addresses how an entity should recognize the income tax benefit received on dividends that are (a) paid to employees holding equity-classified nonvested shares, equity-classified nonvested share units, or equity-classified outstanding share options and (b) charged to retained earnings under SFAS 123R. EITF 06-11 is effective for fiscal years beginning after December 15, 2007. Management is considering the impact, if any, that may result from the adoption of EITF 06-11.

13—Other Information

Since September 2002, our board of directors has authorized five separate repurchase programs, including the current 6.0 million share program, for the repurchase, in the aggregate, of up to 21.5 million shares of our common stock on the open market. At September 30, 2007, we had repurchased approximately 20.4 million shares under these programs for a total cost of approximately $1.0 billion, including 0.4 million shares during the first nine months of 2007 at a cost of approximately $22.8 million. All share repurchases made to date were funded from available working capital, and were made from time to time depending on market conditions, share price and other factors.

We also may purchase shares on the open market to meet option exercise obligations and to fund 401(k) matches and may consider additional stock repurchase programs in the future.

Until September 30, 2004, our financial guaranty segment also included our ownership interest in Primus Guaranty, Ltd. (“Primus”), a Bermuda holding company and parent to Primus Financial Products, LLC, a provider of credit risk protection to derivatives dealers and credit portfolio managers on individual investment-grade entities. In September 2004, Primus issued shares of its common stock in an initial public offering. We sold a portion of our shares in Primus as part of this offering. As a result of our reduced ownership and influence over Primus after the initial public offering, we reclassified our investment in Primus to our equity securities portfolio. Accordingly, beginning with the fourth quarter of 2004, we began recording changes in the fair value of the Primus securities as other comprehensive income rather than recording income or loss as equity in net income of affiliates. In 2005 and during the first quarter of 2006, we sold all of our remaining interest in Primus, recording a pre-tax gain of $2.8 million in the last half of 2005 and a pre-tax gain of $21.4 million in the first quarter of 2006.

In January 2007, Radian Guaranty received a $51.5 million dividend from Sherman. Our insurance subsidiaries may be limited in the amount that they may pay in dividends to us during the next 12 months without first obtaining insurance department approval.

On February 6, 2007, we and MGIC entered into an Agreement and Plan of Merger pursuant to which we agreed, subject to the terms and conditions of the merger agreement, to merge with and into MGIC, with the combined company to be re-named MGIC Radian Financial Group Inc.

On September 4, 2007, facing market conditions that had made combining the companies significantly more challenging, we and MGIC entered into a Termination and Release Agreement relating to the Agreement and Plan of Merger. As a result of this agreement, we and MGIC terminated the Agreement and Plan of Merger, abandoned the merger contemplated by the merger agreement and released each other from related claims. Neither party made a payment to the other in connection with the termination.

We have discontinued mortgage insurance operations at Radian Europe Limited (“Radian Europe”) and are in the process of cancelling its authorization to engage in the business of insurance in the United Kingdom and

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

other European Union member states, following which we intend to liquidate the company. No business has been written by Radian Europe, which held approximately $60 million in capital as of September 30, 2007. We expect the capital held by Radian Europe, net of expenses related to the closure, to be distributed initially to Radian Guaranty in the fourth quarter of 2007 and the liquidation of Radian Europe to be completed shortly thereafter. We currently have several reinsurance arrangements in place in Australia and are currently seeking a license to allow Radian Australia to fully transact both mortgage insurance and financial guaranty business in Australia.

14—Benefit Plans

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

In the first quarter of 2007, we amended the Pension Plan to (1) accelerate the vesting of accrued benefits under the Pension Plan for all participants in the plan who are employees of Radian or its affiliates at any time between December 31, 2006 and the termination date of June 1, 2007; and (2) enhance the distribution options under the Pension Plan to offer an immediate annuity option and an immediate lump sum option in connection with the June 1, 2007 termination date. On November 7, 2007, the Pension Plan was further amended to extend the lump sum distribution right to terminated vested participants who did not commence receiving benefits prior to January 1, 2007.

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

On November 6, 2007, the BRP was amended and restated: (1) to mandate a lump sum form of payment (rather than offering an annuity election) for participants who separate from service after 2007; (2) to delink discretionary contributions under the BRP from discretionary contributions under the Savings Plan; (3) to provide us with flexibility to waive the eligibility requirements for discretionary contributions under the BRP to allow otherwise ineligible employees, such as those involuntarily terminated during the year, to participate in such contributions; and (4) to conform the BRP’s definitions to the final regulations under Section 409A of the Internal Revenue Code.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

The assumed discount rate for each of our benefit plans is based on assumptions intended to estimate the actual termination liability of the plan. The discount rate is a composite rate used to approximate the actual termination liability comprised of lump sum payments and an annuity purchase.

The components of the Pension Plan/SERP benefit and net periodic postretirement benefit costs are as follows (in thousands):

	Three Months Ended September 30
	Pension Plan/SERP		Postretirement Welfare Plan
	2007	2006	2007	2006
Service cost	$—	$1,495	$3	$2
Interest cost	443	549	15	16
Expected return on plan assets	(352)	(376)	—	—
Amortization of prior service cost	—	63	(2)	(2)
Recognized net actuarial loss (gain)	—	94	(2)	—

Net periodic benefit cost	$91	$1,825	$14	$16

	Nine Months Ended September 30
	Pension Plan/SERP		Postretirement Welfare Plan
	2007	2006	2007	2006
Service cost	$—	$4,137	$9	$7
Interest cost	1,223	1,633	45	47
Expected return on plan assets	(1,050)	(1,130)	—	—
Amortization of prior service cost	—	189	(6)	(5)
Recognized net actuarial loss (gain)	—	282	(6)	(3)

Net periodic benefit cost	$173	$5,111	$42	$46

15—Selected Financial Information of Registrant—Radian Group Inc.

The following is selected financial information for the parent company:

(In thousands)	September 30 2007	December 31 2006
Investment in subsidiaries, at equity in net assets	$4,252,235	$4,774,918
Total assets	4,440,737	4,865,381
Long-term debt and other borrowings	948,010	747,770
Total liabilities	993,245	797,824
Total stockholders’ equity	3,447,492	4,067,557
Total liabilities and stockholders’ equity	4,440,737	4,865,381

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

16—Commitments, Contingencies and Off-Balance-Sheet Arrangements

As previously disclosed in the joint proxy statement/prospectus for our 2007 annual meeting of stockholders, on February 8, 2007, a purported stockholder class action lawsuit related to our proposed merger with MGIC (the “Action”) was filed in the Court of Common Pleas, Philadelphia County, Civil Trial Division in the State of Pennsylvania (the “Court of Common Pleas”) by Catherine Rubery against Radian Group and its directors. The lawsuit alleged, among other things, that the merger consideration to be received by Radian stockholders was inadequate and that the individual defendants, among other things, breached their duties of care, loyalty, good faith and independence to the stockholders in connection with the merger. The complaint sought class action status as well as injunctive, declaratory and other equitable relief. As discussed above, we and MGIC agreed to mutually terminate our pending merger on September 4, 2007. The plaintiff in this matter withdrew her complaint on September 20, 2007.

In August and September 2007, two purported stockholder class action lawsuits, Cortese v. Radian Group Inc. and Maslar v. Radian Group Inc., were filed against Radian Group and individual defendants in the United States District Court for the Eastern District of Pennsylvania. The complaints, which are substantially similar, allege that Radian was aware of and failed to disclose the actual financial condition of C-BASS prior to Radian Group’s declaration of a material impairment to its investment in C-BASS. Two motions have been filed seeking appointment as lead Plaintiff, the first on behalf of the Institutional Investors Iron Workers Local No. 25 Pension Fund and the City of Ann Arbor Employees’ Retirement System and the second on behalf of the Tulare County Employees Retirement Association. The court will consider these motions and appoint lead plaintiff by November 13, 2007. While it is still very early in the pleadings stage, we do not believe that these allegations have any merit.

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

We guarantee the payment of up to $25.0 million of a revolving credit facility issued to Sherman, which expires in December 2007. Our guaranty facilitates the issuance and renewal of the facility, which Sherman may use for general corporate purposes. There were no amounts outstanding under this facility at September 30, 2007.

As part of the non-investment-grade allocation component of our investment program, we have committed to invest $55 million in alternative investments that are primarily private equity structures. At September 30, 2007, we had unfunded commitments of $26.0 million. These commitments have capital calls over a period of at least six years, and certain fixed expiration dates or other termination clauses.

Our mortgage insurance business utilizes its underwriting skills to provide an outsourced underwriting service to its customers. We give recourse to our customers on loans we underwrite for compliance. Typically, we agree that if we make a material error in underwriting a loan, we will remedy, indemnify, make whole, repurchase, or place additional mortgage insurance coverage on the loan. Providing these remedies means we assume some credit risk and interest-rate risk if an error is found during the limited remedy period in the agreements governing these services. We paid losses for sales and remedies from reserves in the first nine months of 2007 of approximately $3.9 million and our reserve for such expenses at September 30, 2007 was $2.3 million. We closely monitor this risk and negotiate our underwriting fee structure and recourse agreements on a client-by-client basis.

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

Business Summary

Termination of Merger with MGIC Investment Corporation (“MGIC”)

On February 6, 2007, we and MGIC entered into an Agreement and Plan of Merger pursuant to which we agreed, subject to the terms and conditions of the merger agreement, to merge with and into MGIC, with the combined company to be re-named MGIC Radian Financial Group Inc.

On September 4, 2007, facing market conditions that had made combining the companies significantly more challenging, we and MGIC entered into a Termination and Release Agreement relating to the Agreement and Plan of Merger. As a result of this agreement, we and MGIC terminated the Agreement and Plan of Merger, abandoned the merger contemplated by the merger agreement and released each other from related claims. Neither party made a payment to the other in connection with the termination.

Overview

Our principal business segments are mortgage insurance, financial guaranty and financial services. The following table shows the percentage contributions to equity allocated to each business segment as of September 30, 2007:

Equity
Mortgage Insurance	55%
Financial Guaranty	41%
Financial Services	4%

Mortgage Insurance

Our mortgage insurance segment provides credit-related insurance coverage, principally through private mortgage insurance, and risk management services to mortgage lending institutions located throughout the United States and select countries outside the United States. We provide these products and services primarily through our wholly-owned subsidiaries, Radian Guaranty Inc., Amerin Guaranty Corporation, Radian Insurance Inc. and Radian Australia Limited (which we refer to as “Radian Guaranty,” “Amerin Guaranty,” “Radian Insurance,” and “Radian Australia,” respectively). Private mortgage insurance protects mortgage lenders from all or a portion of default-related losses on residential mortgage loans made mostly to home buyers who make down payments of less than 20% of the home’s purchase price. Private mortgage insurance also facilitates the sale of these mortgage loans in the secondary mortgage market, most of which are sold to Federal Home Loan Mortgage Corp. (“Freddie Mac”) and Federal National Mortgage Association (“Fannie Mae”). We sometimes refer to Freddie Mac and Fannie Mae as the “Government Sponsored Enterprises” or “GSEs”.

Our mortgage insurance segment, through Radian Guaranty, offers primary and pool mortgage insurance coverage on residential first-lien mortgages. At September 30, 2007, primary insurance on domestic first-lien mortgages made up approximately 90% of our total domestic first-lien mortgage insurance risk in force, and pool insurance on domestic first-lien mortgages made up approximately 10% of our total domestic first-lien mortgage insurance risk in force. We use Radian Insurance to provide credit enhancement for mortgage-related capital market transactions and to write credit insurance on mortgage-related assets, including net interest margin securities (“NIMS”), international insurance and reinsurance transactions, second-lien mortgages, home equity loans and credit default swaps (collectively, we refer to the risk associated with these transactions as “other risk in force”). We also insure second-lien mortgages through Amerin Guaranty.

We have discontinued mortgage insurance operations at Radian Europe Limited (“Radian Europe”) and are in the process of cancelling its authorization to engage in the business of insurance in the United Kingdom and other European Union member states, following which we intend to liquidate the company. No business has been written by Radian Europe, which held approximately $60 million in capital as of September 30, 2007. We expect the capital held by Radian Europe, net of expenses related to the closure, to be distributed initially to Radian Guaranty in the fourth quarter of 2007 and the liquidation of Radian Europe to be completed shortly thereafter. We currently have several reinsurance arrangements in place in Australia and are currently seeking a license to allow Radian Australia to fully transact both mortgage insurance and financial guaranty business in Australia.

Financial Guaranty

Our financial guaranty segment mainly insures and reinsures credit-based risks. Financial guaranty insurance typically provides an unconditional and irrevocable guaranty to the holder of a financial obligation of full and timely payment of principal and interest when due.

Our financial guaranty segment offers the following products:

•

insurance of public finance obligations, including tax-exempt and taxable indebtedness of states, counties, cities, special service districts, other political subdivisions and tribal finance and for enterprises such as airports, public and private higher education and health care facilities, project finance and private finance initiative assets in sectors such as schools, healthcare and infrastructure projects. The issuers of public finance obligations we insure are typically rated investment-grade (BBB-/Baa3 or higher) at the time we issue our insurance policy, without the benefit of our insurance;

•

insurance of structured finance obligations, including collateralized debt obligations (“CDOs”) and asset-backed securities, consisting of funded and non-funded (“synthetic”) obligations that are payable from or tied to the performance of a specific pool of assets. Examples of the pools of assets that underlie structured finance obligations include residential and commercial mortgages, a variety of consumer loans, corporate loans and bonds, equipment receivables and real and personal property leases. The structured finance obligations we insure are generally rated investment-grade at the time we issue our insurance policy, without the benefit of our insurance;

•

financial solutions products (which we group as part of our structured finance business), including guaranties of securities exchange clearing houses, excess-Securities Investor Protection Corporation insurance for brokerage firms and excess-Federal Deposit Insurance Corporation insurance for banks; and

•

reinsurance of domestic and international public finance obligations, including those issued by sovereign and sub-sovereign entities, as well as reinsurance of structured finance, financial solutions and trade credit reinsurance obligations.

We provide these products and services mainly through Radian Asset Assurance Inc., our principal financial guaranty subsidiary (“Radian Asset Assurance”) and through Radian Asset Assurance Limited (“RAAL”), an insurance subsidiary of Radian Asset Assurance authorized to conduct financial guaranty business in the United Kingdom and, subject to compliance with the European passporting rules, other European Union jurisdictions. RAAL accounted for $3.6 million and $10.4 million of direct premiums written in the three and nine months ended September 30, 2007 (or 11.2% and 11.5% of financial guaranty’s direct premiums written in the three and nine months ended September 30, 2007), compared to $2.3 million and $6.4 million of direct premiums written in the corresponding periods of 2006 (or 7.6% and 5.9% of financial guaranty’s direct premiums written in the three and nine months ended September 30, 2006).

In October 2005, we announced that we would be exiting the trade credit reinsurance line of business. Accordingly, this line of business has been placed into run-off and we have ceased initiating new trade credit reinsurance contracts. There were no material trade credit reinsurance premiums written in 2007 or 2006.

Financial Services

Our financial services segment includes the credit-based businesses conducted through our affiliates, Credit-Based Asset Servicing and Securitization LLC (“C-BASS”) and Sherman Financial Services Group LLC (“Sherman”). We currently hold a 46% equity interest in C-BASS and a 21.8% equity interest in Sherman.

C-BASS

C-BASS is a mortgage investment and servicing company specializing in the credit risk of subprime single-family residential mortgages. Since February 2007, the market for subprime mortgages has experienced significant turmoil, with market dislocations accelerating to unprecedented levels. In the first quarter of 2007, C-BASS reported a total net loss of $14.7 million before returning to profitability by reporting total net income of $35.4 million in the second quarter of 2007. During the five month period from February 1, 2007 through June 30, 2007, C-BASS’s financial statements included the payment of approximately $290.3 million to satisfy lenders’ margin calls on loans to C-BASS, which it handled with its available liquidity.

During the third quarter there were several events that significantly impacted C-BASS. Those events included the following:

•

On July 17, 2007, C-BASS completed its acquisition of Fieldstone Investment Corporation (“Fieldstone”), a mortgage banking company that originated, sold, and invested primarily in non-conforming single family residential mortgage loans, for approximately $187 million, including closing costs. C-BASS used approximately $90 million in cash to fund this acquisition.

•

On July 19, 2007, in order to support C-BASS’s liquidity position, we and MGIC Investment Corporation (“MGIC”), each entered into a $50 million unsecured revolving credit facility agreement with C-BASS that is payable on demand and is scheduled to expire December 31, 2007.

•	On July 20 and 23, 2007, C-BASS drew down the entire $50 million on each facility ($100 million in total.)

•

On July 26 and 27, 2007, C-BASS received an additional $200 million in margin calls bringing the total margin calls for the month to $362.7 million. As of the close of business on July 27th, C-BASS had paid only $263.5 million of the $362.7 million in outstanding margin calls.

•

Prior to July 29, 2007, a number of qualified buyers showed a strong interest in C-BASS, and both we and MGIC received multiple preliminary indications of interest above C-BASS’s book value. Due diligence was ongoing until July 29, 2007 when the increase in margin calls over the prior few days significantly jeopardized C-BASS’s liquidity position, resulting in a withdrawal of all interested buyers at that time.

On July 29, 2007, we concluded that there were indicators that a material charge for impairment of our investment in C-BASS was required under accounting principles generally accepted in the United States of America (“GAAP”); however, we could not determine the amount or range of amounts of the potential impairment until financial information was received from C-BASS. In November 2007, we received financial statements from C-BASS as of September 30, 2007, at which point we made a final determination with respect to impairment.

On July 30, 2007, in accordance with the terms of our credit facility with C-BASS, we demanded full and immediate payment of all amounts owed to us under the loan. These amounts currently remain outstanding as we continue to cooperate with C-BASS while they search for additional liquidity, as discussed below. Amounts drawn on these facilities bear interest at a rate of one-month LIBOR at the date the amount is drawn plus 2.875%. If the loan is called for payment, but remains unpaid as currently is the case, the facility bears interest at LIBOR plus 6.875%. In addition, a 0.375% facility fee is payable to us and MGIC.

Since July 31, 2007, with the cooperation of its lenders, including us and MGIC, C-BASS has been working with its financial advisor, The Blackstone Group L.P., and potential investors, to evaluate strategic alternatives. As a result of that process, on September 27, 2007, C-BASS agreed to sell to a third party financial institution substantially all of its interests in Litton Loan Servicing LP (“Litton”), a servicer of residential mortgage loans, for approximately $467.9 million. The assets being purchased include the equity in Litton and certified interest only strips. In addition, the purchaser will (1) assume certain limited liabilities set forth in the purchase agreement and (2) pursuant to a separate agreement to be executed upon closing, have the option to purchase from the current owners of C-BASS, including us, 45% of the equity of C-BASS for nominal consideration. As a condition to this sale, on November 16, 2007, the C-BASS employees, lenders and creditors, including us, entered into an agreement (the “Override Agreement”) establishing (i) the terms for the distribution of the consideration from the sale among all interested parties and (ii) an agreement among the outstanding lenders and creditors to continue to forebear from exercising any recourse rights under their existing obligations with C-BASS. The purchase agreement contains certain representations, warranties, covenants, events of default and other provisions customary for acquisition agreements and as specifically agreed to by the parties.

The sale of Litton is expected to close in the fourth quarter of 2007 or early in 2008, subject to the satisfaction of regulatory and other approvals set forth in the purchase agreement. It remains uncertain to us whether the sale of Litton will be completed, and if not completed, whether C-BASS will be able to secure additional liquidity or the continued cooperation of its lenders.

We account for our investment in C-BASS under the equity method of accounting in accordance with Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB Opinion No. 18”). During the third quarter 2007, C-BASS incurred a loss of $935 million and in accordance with APB Opinion No. 18, we recognized our portion of losses of approximately $441 million. This resulted in a reduction in our equity investment in C-BASS from $468 million to $27 million at September 30, 2007. In addition to the recognition of losses, we completed an impairment analysis which resulted in the charge-off of the remaining carrying value of $27 million in the equity investment in C-BASS at September 30, 2007.

We applied SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” (“SFAS No. 114”) to the demand loan. We measured impairment based on the present value of expected future cash flows discounted at the demand loan’s effective interest rate. Based on such analysis, we continue to carry the demand loan at $50 million.

EITF 98-13, “Accounting by an Equity Method Investor for Investee Losses When the Investor Has Loans to and Investments in Other Securities of the Investee” (“EITF 98-13”), requires that when the recognition of equity losses reduces our equity investment to zero, we should continue to report our share of equity method losses in our income statement and should apply those equity method losses to our other investments in or loans to C-BASS. In October 2007, the fair value of C-BASS’s securities portfolio declined, generating additional charges to its earnings. As a result of the additional losses at C-BASS, and continued application of APB Opinion No. 18 and EITF 98-13, a full or partial impairment of the $50 million demand note may be required in the fourth quarter of 2007.

Sherman

Sherman is a consumer asset and servicing firm specializing in charged-off and bankruptcy plan consumer assets that it generally purchases at deep discounts from national financial institutions and major retail corporations and subsequently seeks to collect. In addition, Sherman originates credit card receivables through its subsidiary CreditOne and has a variety of other similar ventures related to consumer assets.

On September 19, 2007, Radian Guaranty sold to Sherman Capital, L.L.C. (“Sherman Capital”), an entity owned by the management of Sherman: (1) all of Radian Guaranty’s preferred interests in Sherman and (2) 1,672,547 Class A Common Units in Sherman, representing approximately 43.4% of Radian Guaranty’s total common interests in Sherman, for a cash purchase price of approximately $277.9 million, plus a future contingent payment. The amount of the contingent payment, if any, will depend on the extent that Sherman Capital’s after-tax return on 1,425,335 of the Class A Common Units acquired in the transaction exceeds approximately 16% annually. The contingent payment is payable to Radian Guaranty on December 31, 2013 or earlier upon the closing of a sale of Sherman. We recorded a gain of $181.7 million on the sale of our interest in Sherman.

Before giving effect to this transaction, Radian Guaranty and Mortgage Guaranty Insurance Corporation (“MGIC Guaranty”), a subsidiary of MGIC, each held approximately 40.96% of the Class A Common Units in Sherman (Class A Common Units represented approximately 94% of the total equity in Sherman) and half of the total preferred units. Entities owned by Sherman’s management, including Sherman Capital, owned the remaining Class A Common Units and all of the Class B Common Units. In connection with the closing of the current transaction, the interests in Sherman were recapitalized into a single class of interests. As a result, Radian Guaranty now owns approximately 21.8% of the outstanding equity in Sherman and Mortgage Guaranty owns approximately 24.2% of the outstanding equity in Sherman, with entities controlled by Sherman’s management controlling the remaining interests.

In connection with the above-referenced sale of a portion of its equity interests in Sherman, Radian Guaranty also entered into an Option Agreement with Meeting Street Investments LLC (“MS LLC”), an entity owned by Sherman’s management. Under the Option Agreement, Radian Guaranty granted to MS LLC an irrevocable option (the “Call Option”) to require Radian Guaranty to sell to MS LLC all of Radian Guaranty’s remaining interests in Sherman at anytime during the one year period following September 19, 2007. The purchase price under the Call Option will be equal to: (1) the product of (a) Radian Guaranty’s ownership percentage in Sherman as of the date of sale under the Option Agreement and (b) $1.5 billion, minus (2) 50% of all future distributions made by Sherman with respect to Radian Guaranty’s remaining interests in Sherman through the date of sale under the Option Agreement. The Option Agreement terminates one year from September 19, 2007.

Ratings

The following table illustrates the current financial strength ratings assigned to our principal insurance subsidiaries.

	MOODY’S	MOODY’S OUTLOOK	S&P	S&P OUTLOOK	FITCH	FITCH OUTLOOK
Radian Guaranty	Aa3	(1)	AA	Negative	AA-	Negative
Radian Insurance	Aa3	(1)	AA	Negative	AA-	Negative
Amerin Guaranty	Aa3	(1)	AA	Negative	AA-	Negative
Radian Europe Limited	—	—	AA	Negative	AA-	Negative
Radian Australia Limited	—	—	—	—	—	—
Radian Asset Assurance	Aa3	Stable	AA	Stable	A+	Evolving
Radian Asset Assurance Limited	Aa3	Stable	AA	Stable	A+	Evolving

(1)	Each Moody’s rating for our mortgage insurance subsidiaries is currently under review for possible downgrade.

Radian Group currently has been assigned a senior debt rating of A- (Negative Outlook) by S&P, A2 (under review for possible downgrade) by Moody’s and A+ (Ratings Watch Negative) by Fitch. In addition, the trusts that have issued money market committed preferred custodial trust securities for the benefit of Radian Asset Assurance have been rated A by S&P and BBB+ (Evolving Outlook) by Fitch. Our credit ratings generally impact the interest rates that we pay on money that we borrow. A downgrade in our credit ratings could increase our cost of borrowing, which could have an adverse affect on our liquidity, financial condition and operating results.

S&P

On September 25, 2007, S&P removed Radian Group and its mortgage insurance subsidiaries from CreditWatch status and affirmed its ratings for these entities with a negative outlook. S&P had placed these entities on CreditWatch with negative implications (CreditWatch Negative for Radian Group) on August 7, 2007, based on its view of the likelihood of the merger occurring.

According to S&P, its negative outlook for Radian Group and its mortgage insurance subsidiaries reflects previous lapses in our enterprise risk management (ERM), significant losses from non-traditional products and our strategic investment in C-BASS, the relative underperformance of our mortgage insurance results compared with others in the mortgage insurance industry and the very challenging environment for the mortgage insurance industry. Further, S&P has publicly stated that its current ratings for these entities are predicated on its expectations that we will (1) generate underwriting profits in 2009 in our traditional mortgage insurance business, (2) maintain excellent capitalization, (3) strengthen our ERM capabilities, (4) narrow the disparity in the operating performance of our traditional mortgage insurance business with that of others in the industry and (5) maintain a reasonable market share in the mortgage insurance industry. According to S&P, a failure to satisfy any of these expectations would result in a one-notch downgrade of our ratings. In addition, although S&P has stated that it is not currently a concern, S&P has indicated that it would downgrade our mortgage insurance financial strength ratings by two notches if we were unable to maintain our access to the flow channel of business.

S&P has continued to maintain the AA ratings on our financial guaranty subsidiaries with a stable outlook, stating that Radian Asset Assurance’s capital position and operating capabilities are largely independent of those of our mortgage insurance companies.

Moody’s

On August 1, 2007, following our announcement of the C-BASS impairment, Moody’s affirmed the insurance financial strength ratings of our insurance subsidiaries and the senior debt rating of Radian Group, but changed its outlook for these entities to stable from under review for possible upgrade. On September 5, 2007, following the termination of our merger with MGIC, Moody’s placed its ratings for these entities under review for possible downgrade, citing the deterioration in the residential mortgage market as a growing concern for the mortgage industry as a whole and for us in particular due to our exposure to NIMS and second-lien transactions.

According to Moody’s, its review of our ratings will focus on the capital adequacy of our mortgage insurance franchise in light of (1) the higher losses we expect to incur on our insured portfolio, (2) the viability of our revised business strategy to focus on relationships with large lenders and traditional mortgage insurance products, (3) the extent of continued support from lenders and from the GSEs and (4) the cohesiveness and capability of our senior management team in navigating us through the current stress period. In addition, Moody’s also stated that it will also be evaluating our ability to improve the volume and credit quality of our insured portfolio with new business writings, which could serve to offset some of the earnings deterioration expected on our existing portfolio.

Moody’s has continued to maintain its Aa3 ratings, with a stable outlook, on our financial guaranty subsidiaries. According to Moody’s, the affirmation of its ratings for these entities reflects their stable earnings, limited exposure to residential mortgage risk, and the diversity of their direct financial guaranty and reinsurance portfolios.

Fitch

On July 31, 2007, following our announcement of the C-BASS impairment, Fitch placed the long-term debt rating of Radian Group and the insurer financial strength ratings of all of our insurance subsidiaries on Ratings Watch Negative. Additionally, all obligations insured by Radian Asset Assurance and RAAL were placed on Ratings Watch Negative.

On September 5, 2007, following the termination of our merger with MGIC, Fitch downgraded the long-term debt rating of Radian Group to A- from A and the insurer financial strength ratings of all of our mortgage insurance subsidiaries to AA- from AA and revised its outlook for these entities to Negative. Additionally, Fitch downgraded the insurance financial strength ratings of our financial guaranty subsidiaries to A+ from AA and revised its outlook for these entities to Evolving. As a result of this downgrade, one reinsurance customer in our financial guaranty business had the right to recapture approximately $1.0 billion in net par outstanding insured by us. On September 25, 2007, this insurer waived its right to recapture this business, without additional cost to us.

We believe Fitch’s downgrade of Radian Asset Assurance is unwarranted, and on September 5, 2007, we formally requested that Fitch immediately withdraw all of its ratings for Radian Group and its subsidiaries. We also informed Fitch that we would no longer be providing information to Fitch in support of its ratings. On September 9, 2007, Fitch announced that it would not honor our request in light of the current high level of investor interest in both the mortgage insurance and financial guaranty industries, but that Fitch would instead monitor investor interest and make a decision with respect to our request at a future date based on market feedback. Fitch also acknowledged that it would withdraw our ratings regardless of investor interest if it believed that it no longer had enough access to adequate public and non-public information to credibly maintain its ratings.

In addition to these Radian specific ratings developments, the rating agencies have indicated that they are engaged in on-going monitoring of the mortgage insurance and financial guaranty industries and the mortgage-backed securities market to assess the adequacy of, and where necessary refine, their capital models. Determinations of ratings by the rating agencies are affected by a variety of factors, including macroeconomic conditions, economic conditions affecting the mortgage insurance and financial guaranty industries, changes in regulatory conditions, competition, underwriting and investment losses and the perceived need for additional capital. A downgrade of our credit ratings or the insurance financial strength ratings of our subsidiaries could have a material, negative affect on our consolidated financial condition and results of operations. See “Risk Factors—Downgrade or potential downgrade of our credit ratings or the insurance financial strength ratings assigned to any of our operating subsidiaries could weaken our competitive position and affect our financial condition” for more information regarding the risks associated with a downgrade of our credit or insurance financial strength ratings.

Overview of Business Results

As a holder of credit risk, our results are subject to macroeconomic conditions and specific events that impact the production environment and credit performance of our underlying insured assets. The current mortgage cycle, characterized by declining home prices in certain markets, deteriorating credit performance of mortgage assets—particularly subprime—and reduced liquidity for many participants in the mortgage industry, has had, and we believe will continue to have, a significant impact on the results of operations of each of our business segments.

Mortgage Insurance

The current mortgage cycle is expected to result in significant, but manageable, losses in our traditional mortgage insurance business as well as in certain non-traditional mortgage insurance products—NIMS and second-lien mortgages—that we insure.

Traditional Mortgage Insurance.    Despite the overall strength of the United States economy and continued strong employment, we continued to experience poor financial results in our traditional mortgage insurance business during the third quarter of 2007. We again experienced an increase in delinquencies in the third quarter of 2007, primarily driven by the poor performance of the late 2005 through 2007 vintage books of business, a lack of refinance capacity in the current mortgage market, which is forcing many borrowers, in particular those with adjustable rate mortgages (“ARMs”), into foreclosure, and from home price depreciation in many parts of the United States. While losses generally have increased across all mortgage insurance product lines, a disproportionate percentage of our increased losses are attributable to Alternative A (“Alt-A”) mortgages. Markets in California and Florida, where the Alt-A product and ARMs are prevalent, continue to have a significant negative impact on our mortgage insurance business results. Approximately 37% of the total increase in mortgage insurance loss reserves during the third quarter of 2007 was attributable to these states, which together represent 18% of our mortgage insurance risk in force. In addition, our results also continue to be negatively impacted by the poor housing market in the Midwestern United States.

In addition to the increase in new delinquencies, our mortgage insurance loss provision for the quarter ended September 30, 2007, was negatively impacted by higher loan balances on delinquent loans, higher rates of delinquencies moving into claim status and an increase in claims paid. See “Results of Operations—Mortgage Insurance—Quarter and Nine Months Ended September 30, 2007 Compared to Quarter and Nine Months Ended September 30, 2006—Provision for Losses.” We currently expect to pay total mortgage insurance claims (including second-liens) of between $160 million and $175 million in the fourth quarter of 2007 and between $700 million and $800 million in 2008.

While we and the mortgage lenders have recently tightened our underwriting guidelines considerably, the early performance of business written in 2006 and much of 2007 has been poor, providing early evidence that this business will likely be unprofitable. Until these books of business have sufficiently seasoned, we expect to continue to experience poor results in our traditional mortgage insurance business. These results have been, and will likely continue to be, exacerbated by the deteriorating domestic housing market that has existed throughout 2007 and is predicted to continue into 2009.

Our current projection for ultimate losses on our traditional mortgage insurance portfolio is based on our expectation of home price movement over the next three years on a metropolitan statistical area (“MSA”) by MSA basis. These predictions include our expectation for home price appreciation in some MSAs and severe home price depreciation in other MSAs. Based on these predictions, we expect incurred losses from our traditional mortgage insurance portfolio to be approximately 90% to 100% of earned premiums from this portfolio for 2007, between 80% and 100% of earned premiums in 2008 and between 60% and 70% of earned premiums in 2009, before returning to a more normalized ratio of approximately 50% in 2010. We refer to this scenario as our “base-case” prediction for ultimate losses in our traditional mortgage insurance portfolio. The timing of such losses is difficult to predict and could occur earlier than we currently anticipate in light of the early deterioration of certain recent vintages of our mortgage insurance business.

If home prices were to decline more rapidly than our current expectations, in particular in areas where our mortgage insurance business is more concentrated, we would likely incur significantly higher losses than our current predictions. For example, if home prices in California, Florida, the Midwest and all of the metropolitan statistical areas that we believe are especially vulnerable to home price depreciation were to decline by 20% over the next three years, the cumulative loss ratios during this period would exceed our base-case predictions by approximately 30% to 35%. We refer to this scenario as our “stress-case” prediction for ultimate losses in our traditional mortgage insurance portfolio.

We protect against losses well in excess of our expectations on some of the risk associated with more risk sensitive and unproven products by reinsuring it through Smart Home transactions. In 2004, we developed “Smart Home” as a way to effectively transfer catastrophic risk from our portfolio to investors in the capital markets. Ceded premiums written for the three and nine months ended September 30, 2007 and 2006 include $3.3 million and $9.7 million, respectively, and $3.5 million and $8.5 million, respectively, related to the Smart Home transactions. As of September 30, 2007, there have been no ceded losses as a result of the Smart Home transactions.

Since August 2004, we have completed four Smart Home arrangements, with the last one of these transactions closing in May 2006. Details of these transactions (aggregated) as of the initial closing of each transaction and as of September 30, 2007 are as follows:

	Initial	As of September 30, 2007
Pool of mortgages (par value)	$14.72 billion	$7.19 billion
Risk in force (par value)	$3.90 billion	$1.82 billion
Notes sold to investors/risk ceded (principal amount)	$718.6 million	$611.6 million

At September 30, 2007 and December 31, 2006, approximately 6% and 10%, respectively, of our primary risk in force was included in Smart Home arrangements. In these transactions, we reinsure the middle layer risk positions, while retaining a significant portion of the total risk comprising the first-loss and most remote risk positions.

In addition to Smart Home, we transfer a portion of the risk we write on loans originated by certain lender-customers to captive reinsurance companies affiliated with such lender-customers. We had approximately 54 active captive reinsurance agreements in place at September 30, 2007. As of September 30, 2007, approximately 40.6% of our primary risk in force was subject to captive reinsurance. This percentage can be volatile as a result of increases or decreases in the volume of structured transactions, which are not typically eligible for captive reinsurance arrangements. Reinsurance recoveries from Smart Home and captive reinsurance would be approximately $50 million in the aggregate over the next three years under our projected base-case loss scenario discussed above. However, in our stress-case scenario, we would expect to realize approximately $270 million of recoveries during this period.

Despite our poor operating results for the quarter, we are encouraged by recent positive trends in the mortgage insurance market. Market turmoil has led to a tightening of mortgage underwriting standards, which should result in better performing books of mostly prime business in the future. We also are seeing a continued increased demand for our traditional mortgage insurance product as alternative products, such as 80-10-10 mortgages, which were a common alternative to mortgage insurance in 2005 and 2006, have declined significantly due to higher interest rates and diminished liquidity available in the mortgage origination and capital markets for these products. We also believe that the private mortgage insurance market has benefited from the tax deductibility for eligible borrowers of mortgage insurance premiums and an increase in the number of low down payment mortgage loans purchased by the GSEs. As a result of these positive trends, our primary new insurance written increased by 64% in the third quarter of 2007 compared to the corresponding period in 2006. This increase reflects a 74% increase in new insurance written generated by our traditional flow business.

The persistency rate, which is defined as the percentage of insurance in force that remains on our books after any 12-month period was 72.8% for the twelve months ended September 30, 2007, compared to 65.7% for the twelve months ended September 30, 2006. This increase was due to a decline in refinancing activity from the high levels in 2005 and 2006, mainly due to rising mortgage interest rates and decreasing home price appreciation. The persistency rate for structured products during the twelve months ended September 30, 2007 was 65.1% compared to 75.8% for our flow business. We anticipate a continued gradual improvement in persistency rates during the remainder of 2007.

NIMS.    A NIMS represents the securitization of a portion of the excess cash flow and prepayment penalties from a mortgage backed security comprised mostly of subprime mortgages. The majority of this excess cash flow consists of the spread between the interest rate on the mortgage-backed security and the interest generated from the underlying mortgage collateral. Historically, issuers of mortgage backed securities would have earned this excess interest over time as the collateral ages, but market efficiencies have enabled these issuers to sell a portion of their residual interests to investors in the form of NIMS bonds. Typically, the issuer will retain a significant portion of the residual interests, which is subordinated to the NIMS bond in a first loss position, so that the issuer will suffer losses associated with any shortfalls in residual cash flows before the NIMS experiences any losses.

When we provide credit enhancement on a NIMS bond, our policy covers any principal and interest shortfalls on the insured bonds. For certain deals, we only insure a portion of the NIMS that was issued. The NIMS transactions that we insure are typically rated BBB or BB at inception based on the amount of subordination and other factors. The $712 million of risk in force associated with NIMS at September 30, 2007, representing 1.7% of our total risk in force, comprises 39 deals with an average notional balance of $22 million ($62 million at origination) and a total notional balance of $855 million. The average expiration of our existing NIMS transactions is approximately two years. At October 31, 2007, our risk in force related to NIMS had decreased by approximately $30 million from September 30, 2007 to $682 million at October 31, 2007, reflecting the normal, rapid paydown of the insured securities.

The loans underlying the NIMS bonds that we insure continued to show significant deterioration during the third quarter of 2007, leading to higher and sooner-than-expected delinquencies, and are moving into foreclosure and liquidation at an accelerated rate. This deterioration is being exacerbated by the lack of liquidity and the reduced refinance opportunities in the mortgage origination market that worsened considerably in the third quarter of 2007. As a result, at September 30, 2007, we have a mark-to-market reserve of approximately $432 million related to our NIMS portfolio. Of this amount, approximately $372 million represents our total expected principal credit losses related to NIMS. We expect to pay the majority of these claims beginning in 2010. As of September 30, 2007, we have earned approximately $250 million in premiums related to NIMS, and we expect to earn an additional $86 million over the remaining life of this product. We ceased writing new NIMS business during the second quarter of 2007 and do not anticipate writing NIMS business in the future as we move to implement a business model focused primarily on traditional mortgage insurance.

In the third quarter of 2007, in light of the deteriorating market conditions discussed above, we refined our mark-to-market methodology for NIMS to include projected losses on every NIMS deal, regardless of performance. In order to accomplish this, in addition to expected credit losses, this fair value mark is approximated by incorporating further loss stresses, future premiums and an amount equal to the rate of return that a counterparty would require in assuming this exposure from us. This is discussed in more detail below under “Critical Accounting Policies.”

Second-Lien Mortgages.    In addition to insuring first-lien mortgages, to a lesser extent, we also provide primary or modified pool insurance on second-lien mortgages (“second-liens”). Like NIMS, second-liens is another product that has largely been susceptible to the disruption in the housing market and the subprime mortgage market. We significantly reduced the amount of new second-liens business we had been writing in a first-loss position in the first quarter of 2006.

As of September 30, 2007, our total exposure to second-liens was approximately $1.0 billion or approximately 2.3% of our total mortgage insurance risk in force. Of our total exposure to second-liens, approximately 47% represents a seasoned segment of our portfolio comprised of transactions written in 2005 or earlier, with prime collateral or in which we are in a second loss position. This portion of our second-lien portfolio continues to perform generally within our expectations. The remaining 53% of our total exposure to second-liens relates to two groups of transactions that have been particularly affected by the disruption in the subprime market. We expect that a significant portion of our total future losses with respect to second-liens will come from these two groups of transactions.

The first of these groups, representing approximately $458 million of exposure or 45% of our total exposure to second-liens, comprises two structured transactions entered into in late 2005 and early 2006. Claims paid during 2007 have included a significant number of claims from the first of these transactions, covering the first 10% of aggregate losses on a pool of subprime second-lien mortgages. We split losses with our counterparty under this transaction on a 50-50 basis. As discussed in prior quarters, we began experiencing a significant increase in filed claims from this transaction during the third quarter of 2006 and have paid approximately $53.3 million in net claims on this transaction as of September 30, 2007. At September 30, 2007, our net exposure remaining under this transaction was $25.3 million or approximately half of the $50.7 million in gross remaining exposure. In addition to this transaction, we also have a supplemental policy on the same pool of mortgages that covers certain losses in excess of the 10% aggregate stop-loss. Based on delinquency and loss patterns to date, we currently expect cumulative losses on the entire pool of mortgages covered by these two transactions to be over 30%, resulting in future losses to us of approximately $183 million. We are working constructively with our counterparty to attempt to satisfy all claims issues in a fair way that mitigates overall losses as much as possible.

The second of the two groups, representing approximately $77 million of exposure or 8% of our total exposure to second-liens, comprises a series of transactions entered into in the second half of 2006 and early 2007. Our risk under these transactions represents 5% of cumulative losses, attaching at 10% of cumulative losses and detaching at 15% of cumulative losses. Although cumulative losses related to this transaction were minimal at September 30, 2007, the early delinquency and claims patterns for this transaction have been far worse than our expectations. As a result, we currently assume that the cumulative losses related to this transaction will be approximately 20%, resulting in future losses to us equal to our total exposure of approximately $77 million.

Our second-lien book of business will be almost entirely paid down by 2010. As a result, we expect that much of the approximate $324 million in projected future losses resulting from this product will be incurred over that time period. Against these losses, we expect to earn an additional $100 million in premiums over the remaining life of the portfolio. Losses in our second-lien portfolio are particularly sensitive to changes in home prices, and therefore, we cannot be certain that actual losses in our second-lien portfolio will not differ materially from our projections.

Although losses with respect to our second-lien business, much like in our traditional first-lien mortgage insurance business, will be incurred and paid over time as delinquencies develop and claims are filed, the net present value of the expected future losses and expenses above expected future premiums on the second-lien business has been recorded in the third quarter of 2007 as a $155.2 million premium deficiency reserve. The accounting principle governing this is discussed below in “Critical Accounting Policies-Reserve for Losses”.

Financial Guaranty

The third quarter presented a difficult business production environment for the financial guaranty industry and Radian Asset Assurance in particular. In our direct public finance and structured products businesses, widened spreads on credit default swaps in the overall financial guaranty market, including on Radian Group, made it more difficult to write new business. This trend worsened towards the end of the third quarter. Despite this difficult business environment, there have been limited, selective opportunities in these markets. In addition, despite the difficult operating environment, we experienced strong growth in both facultative and treaty reinsurance business during the third quarter. Due to the widening of credit spreads during the quarter, we incurred a mark-to-market loss in our financial guaranty business of approximately $256 million. We believe this mark is almost entirely spread driven and represents no material credit impairment. As a result, this mark should reverse over time as the transactions mature.

The overall credit performance of our financial guaranty portfolio remained at an adequate level during the third quarter. However, we were required to establish a $50 million allocated non-specific reserve for the one direct market-value transaction remaining in our financial guaranty portfolio. This credit is discussed in detail below under “Results of Operations—Financial Guaranty—Quarter and Nine Months Ended September 30, 2007 Compared to Quarter and Nine Months Ended September 30, 2006—Provision for Losses.” In addition, we increased our allocated non-specific reserve for six non-CDO subprime Residential Mortgage-Backed Securities (“RMBS”) transactions, representing $137.9 million in aggregate par outstanding, by an aggregate $15.5 million due to performance deterioration of these transactions. We are continuing to monitor our non-CDO RMBS exposure, which represents 0.9% or approximately $1.0 billion of our total financial guaranty net par outstanding at September 30, 2007 (of this exposure 0.5% or approximately $581.5 million was subprime RMBS), as well as our CDO RMBS exposure, in light of the market disruptions that have continued in the third quarter.

Financial Services

Sherman increased collection revenues from portfolios owned and experienced continued growth in its banking segment during the nine months ended September 30, 2007, compared to the first nine months of 2006. These increases were offset by higher amortization and interest expense, as well as expenses related to joint venture operations. Sherman’s results for the balance of 2007 and into 2008 are expected to continue to be profitable, although less profitable when compared to Sherman’s results for the first nine months of 2007. As discussed above, as a result of the rapid deterioration of the subprime mortgage market, C-BASS’s liquidity position became materially stressed in late July due to excess margin calls from its lenders, resulting in our concluding that our investment had been materially impaired. See “Business Summary—Financial Services—C-BASS” above.

Results of Operations—Consolidated

Quarter and Nine Months Ended September 30, 2007 Compared to Quarter and Nine Months Ended September 30, 2006

The following table summarizes our consolidated results of operations for the quarters and nine months ended September 30, 2007 and 2006 (in millions):

	Three Months Ended September 30		% Change	Nine Months Ended September 30		% Change
	2007	2006	2007 vs. 2006	2007	2006	2007 vs. 2006
Net (loss) income	$(703.9)	$112.0	n/m	$(569.3)	$423.8	n/m
Net premiums written	330.1	254.8	29.6%	875.3	833.3	5.0%
Net premiums earned—insurance	245.4	228.7	7.3	677.9	689.5	(1.7)
Net premiums earned—credit derivatives	28.0	25.4	10.2	99.5	77.4	28.6
Net premiums earned—total	273.4	254.1	7.6	777.4	766.9	1.4
Net investment income	65.0	60.2	8.0	188.6	174.1	8.3
Net gains on securities	14.8	1.4	n/m	54.3	29.6	83.4
Change in fair value of derivative instruments	(643.9)	0.6	n/m	(733.3)	(7.0)	n/m
Gain on sale of affiliates	181.7	—	n/m	181.7	—	n/m
Other income	4.6	5.5	(16.4)	11.5	16.5	(30.3)
Provision for losses	330.5	121.4	n/m	611.5	284.9	n/m
Provision for second-lien premium deficiency	155.2	—	n/m	155.2	—	n/m
Policy acquisition costs	35.7	26.3	35.7	88.2	80.5	9.6
Other operating expenses	36.2	62.7	(42.3)	151.4	181.1	(16.4)
Interest expense	13.4	11.5	16.5	38.8	35.9	8.1
Equity in net (loss) income of affiliates	(448.9)	55.9	n/m	(376.7)	186.2	n/m
Income tax (benefit) provision	(420.4)	43.8	n/m	(372.2)	160.1	n/m

n/m = not meaningful

Net Income.    We incurred a net loss for the three and nine months ended September 30, 2007 of $703.9 million and $569.3 million, respectively, or losses of $8.82 and $7.16 per share (diluted), compared to net income of $112.0 million and $423.8 million or $1.36 and $5.12 per share (diluted), respectively, for the corresponding periods of 2006. The decrease in net income for 2007 was mainly due to the significant disruption in the housing and mortgage credit markets during 2007, which has impacted all of our business segments. In particular, our results for 2007 were negatively impacted by the impairment of our investment in C-BASS, a significant decrease in the change in fair value of derivative instruments, a significant increase in the provision for losses, a second-lien premium deficiency for our second-lien product and lower equity in net income of affiliates. These results have been partially offset by the gain on the sale of a portion of our interest in Sherman, a lower income tax provision due to the losses incurred, a decrease in other operating expenses and an increase in net investment income.

Net Premiums Written and Earned.    Consolidated net premiums written for the three and nine months ended September 30, 2007 were $330.1 million and $875.3 million, respectively, compared to $254.8 million and $833.3 million, respectively, for the corresponding periods of 2006. Consolidated net premiums earned were $273.4 million and $777.4 million, respectively, for the three and nine months ended September 30, 2007, compared to $254.1 million and $766.9 million, respectively, for the corresponding periods of 2006. As discussed above, the current mortgage and housing cycle has had a positive impact on the production environment for private mortgage insurance. As a result, our mortgage insurance business experienced an increase in flow business written during the nine months ended September 30, 2007, reflecting an increase in demand for our traditional mortgage insurance product in the current uncertain housing market. The year over year increase in premiums earned was mainly due to an increase in premiums earned on credit derivatives and international mortgage business. Our financial guaranty business experienced a $14.6 million increase in premiums earned from public finance transactions during the nine months ended September 30, 2007, which includes refundings.

Net Investment Income.    Net investment income was $65.0 million and $188.6 million, respectively, for the three and nine months ended September 30, 2007, compared to $60.2 million and $174.1 million, respectively, for the corresponding periods of 2006. These increases were mainly due to an increase in investable assets as a result of positive cash flows and the $200 million draw down from our credit facility during the third quarter of 2007 and higher yields on bonds in our investment portfolio.

Net Gains on Securities.    Net gains on securities for the three and nine months ended September 30, 2007 were $14.8 million and $54.3 million, respectively, compared to $1.4 million and $29.6 million, respectively, for the corresponding periods of 2006. Included in the nine months ended September 30, 2006, was a $21.4 million pre-tax gain as a result of the sale of our remaining interest in Primus Guaranty, Ltd. (“Primus”). Included in the three and nine months ended September 30, 2007 was $10.4 million and $13.9 million of gains related to changes in the fair value of convertible securities and equity securities. Also included in the net gains on securities for the nine months ended September 30, 2007, was a $30.7 million net gain related to the sale of hybrid securities.

Change in Fair Value of Derivative Instruments.    For the three and nine months ended September 30, 2007, the change in fair value of derivative instruments was a net loss of $643.9 million and $733.3 million, respectively, compared to a net gain of $0.6 million and a net loss of $7.0 million, respectively, for the corresponding periods of 2006. The decrease in the change in fair value of derivative instruments in 2007 was mainly a result of a $426.3 million increase in the mark-to-market reserve related to our NIMS portfolio, which is primarily credit related as discussed above, and a $263.0 million increase in the mark-to-market reserve on financial guaranty derivatives due to significant corporate credit spread widening. The amount reported for the nine months ended September 30, 2006 includes a $17.2 million charge related to a termination of a financial guaranty contract.

Gain on Sale of Affiliates.    The gain on sale of affiliates was $181.7 million for the three and nine months ended September 30, 2007. The gain is attributable to the sale of a portion of our investment in Sherman in the third quarter of 2007.

Other Income.    Other income decreased to $4.6 million and $11.5 million, respectively, for the three and nine months ended September 30, 2007 from $5.5 million and $16.5 million, respectively, for the corresponding periods of 2006, mainly due to a decrease in fee income from equity affiliates and a decrease in mortgage insurance contract underwriting income as a result of less demand for this business.

Provision for Losses.    The provision for losses for the three and nine months ended September 30, 2007 was $330.5 million and $611.5 million, respectively, compared to $121.4 million and $284.9 million, respectively, for the corresponding periods of 2006. This increase was driven mainly by the deteriorating credit performance in our mortgage insurance business. Our mortgage insurance segment experienced a significant increase in delinquencies compared to the corresponding periods of 2006, as well as an increase in delinquent loan sizes, a continuation of the aging on existing delinquencies, an increase in the projected rates at which delinquencies move to claim and an increase in severity, all of which require a higher reserve. See “Results of Operations—Mortgage Insurance—Quarter and Nine Months Ended September 30, 2007 Compared to Quarter and Nine Months Ended September 30, 2006—Provision for Losses” below. The provision for losses in our financial guaranty segment increased in the third quarter of 2007 compared to the same period in 2007 as a result of the reserve established for the one direct market-value transaction remaining in our financial guaranty portfolio, which was partially offset by a reduction of reserves on the trade credit reinsurance business.

Provision for Second-Lien Premium Deficiency.    The provision for second-lien premium deficiency was $155.2 million for the three and nine months ended September 30, 2007. See “Critical Accounting Policies-Reserve for Second-Lien Premium Deficiency” below.

Policy Acquisition Costs.    Policy acquisition costs were $35.7 million and $88.2 million, respectively, for the three and nine months ended September 30, 2007, compared to $26.3 million and $80.5 million, respectively, for the corresponding periods of 2006. In our mortgage insurance segment, estimates of expected gross profit, which are driven in part by persistency and loss development for each underwriting year and product type, are used as a basis for amortization and are evaluated regularly. The total amortization recorded to date is adjusted by a charge or credit to our consolidated statements of income if actual experience or other evidence suggests that earlier estimates should be revised. Our persistency rate increased in the second quarter of 2007, which resulted in a reduction of previously recorded amortization expense of $3.7 million in that quarter and which had the impact of slowing down future amortization. In the third quarter of 2007, we updated our mortgage insurance loss ratio assumptions, which resulted in an acceleration of amortization expense of $7.8 million.

Other Operating Expenses.    Other operating expenses were $36.2 million and $151.4 million, respectively, for the three and nine months ended September 30, 2007 compared to $62.7 million and $181.1 million, respectively, for the corresponding periods of 2006. Included in the three and nine months ended September 30, 2007 was $1.3 million and $14.0 million, respectively, of expenses related to our terminated merger with MGIC. During the third quarter, we accrued all additional merger related expenses and reversed any previously incurred expenses that were contingent on the merger being completed. As a result, we do not expect to incur any additional expenses directly related to the merger. The year over year decrease in other operating expenses was mainly due to a decrease in employee costs, consulting costs, software expense and depreciation expense on office equipment. In addition, other operating expenses for 2007, reflects significantly lower FAS 123R equity compensation expenses that are tied to our market trading price and financial performance.

Interest Expense.    Interest expense for the three and nine months ended September 30, 2007 was $13.4 million and $38.8 million, respectively, compared to $11.5 million and $35.9 million, respectively, for the corresponding periods of 2006. These amounts reflect interest on our long-term debt and other borrowings and include the impact from interest rate swaps that we entered into in 2004. The interest rate swaps effectively convert the interest rate on our 5.625% Senior Notes due 2013 to a variable rate based on a spread over the London Interbank Offered Rate (“LIBOR”). Also included in interest expense for the three and nine months ended September 30, 2007 was $2.1 million of interest related to the $200 million that we drew down from our unsecured revolving credit facility on August 15, 2007. See Note 10 of Notes to Unaudited Condensed Financial Statements for a discussion of the interest calculation on amounts drawn under this facility.

Equity in Net (Loss) Income of Affiliates.    Equity in net loss of affiliates was $448.9 million and $376.7 million, respectively, for the three and nine months ended September 30, 2007, compared to equity in net income of affiliates of $55.9 million and $186.2 million, respectively, for the corresponding periods of 2006. The decrease was driven by the impairment of our total equity investment in C-BASS. While Sherman’s earnings remained relatively stable year over year, our third quarter equity in net income of affiliates reflects our reduced holdings in Sherman, effective September 1, 2007, as a result of our sale during the quarter of a portion of our interests in Sherman. During the third quarter of 2007, Sherman adopted a level yield method of amortizing their portfolio, which reduced their earnings. Previously, they had utilized a modified yield method. Included in equity in net loss of affiliates for the nine months ended September 30, 2007 is $451.4 million in losses related to C-BASS, compared to income of $27.4 million and $102.3 million, respectively, for the three and nine months ended September 30, 2006. Sherman contributed $18.9 million and $74.8 million, respectively, of equity in net income of affiliates for the three and nine months ended September 30, 2007, compared to $29.2 million and $84.7 million, respectively, for the corresponding periods of 2006. For more information, see “Results of Operations—Financial Services” below.

Income Tax (Benefit) Provision.    We recorded an income tax benefit of $420.4 million and $372.2 million, respectively, for the three and nine months ended September 30, 2007. We recorded an income tax expense of $43.8 million and $160.1 million, respectively, for the comparable periods of 2006. The consolidated effective tax rate was 37.4% and 39.5% for the three and nine months ended September 30, 2007, compared to 28.1% and 27.4% for the corresponding periods of 2006. The higher effective tax rate for the three and nine months ended

September 30, 2007 reflects losses incurred during 2007 and an increase in the ratio of income generated from tax-advantaged investment securities compared to income generated from operations. The tax rate for the first nine months of 2006 reflects an allocation of the reversal of prior years’ tax exposures that expired June 30, 2006.

Results of Operations—Mortgage Insurance

Quarter and Nine Months Ended September 30, 2007 Compared to Quarter and Nine Months Ended September 30, 2006

The following table summarizes our mortgage insurance segment’s results of operations for the quarters and nine months ended September 30, 2007 and 2006 (in millions):

	Three Months Ended September 30		% Change	Nine Months Ended September 30		% Change
	2007	2006	2007 vs. 2006	2007	2006	2007 vs. 2006
Net (loss) income	$(375.3)	$41.3	n/m	$(358.8)	$212.6	n/m
Net premiums written	260.5	205.9	26.5%	699.8	646.8	8.2%
Net premiums earned—insurance	213.0	194.6	9.5	578.8	588.2	(1.6)
Net premiums earned—credit derivatives	14.1	6.8	n/m	50.9	24.6	n/m
Net premiums earned—total	227.1	201.4	12.8	629.7	612.8	2.8
Net investment income	37.4	35.5	5.3	109.3	103.4	5.7
Net gains on securities	9.3	1.0	n/m	39.8	18.2	n/m
Change in fair value of derivative instruments	(388.1)	(3.3)	n/m	(470.0)	1.8	n/m
Other income	3.8	3.0	26.7	9.4	10.1	(6.9)
Provision for losses	278.8	119.6	n/m	571.8	268.3	n/m
Provision for second-lien premium deficiency	155.2	—	n/m	155.2	—	n/m
Policy acquisition costs	24.9	15.3	62.7	53.9	44.3	21.7
Other operating expenses	26.6	43.9	(39.4)	109.2	128.8	(15.2)
Interest expense	6.8	6.4	6.3	20.0	20.0	n/m
Income tax (benefit) provision	(227.4)	11.1	n/m	(233.1)	72.3	n/m

n/m = not meaningful

Net Income.    Our mortgage insurance segment incurred a net loss for the three and nine months ended September 30, 2007 of $375.3 million and $358.8 million, respectively, compared to $41.3 million and $212.6 million of net income, respectively, for the three and nine months ended September 30, 2006. The 2007 losses were mainly due to the significant disruptions in the housing and mortgage credit markets during 2007, which have resulted in a significant increase in our mortgage insurance provision for losses, a significant mark-to-market loss reserve related to NIMS and a provision for second-lien premium deficiency. Partially offsetting these losses was a decrease in the income tax provision due to the losses incurred in 2007 and a decrease in operating expenses.

Net Premiums Written and Earned.    Net premiums written were $260.5 million and $699.8 million, respectively, for the three and nine months ended September 30, 2007, compared to $205.9 million and $646.8 million, respectively, for the three and nine months ended September 30, 2006. Net premiums earned for the three and nine months ended September 30, 2007 were $227.1 million and $629.7 million, respectively, compared to $201.4 million and $612.8 million, respectively, for the corresponding periods of 2006. Net premiums written in 2007 were positively impacted by the disruptions in the current housing and mortgage credit markets. Recent market turmoil has led to increased production in our traditional flow business. Included in net premiums earned for the three and nine months ended September 30, 2007 is a $17.0 million positive adjustment as a result of the refinement in our process for estimating premiums receivable and the unearned premium thereon. Net premiums earned for the nine months ended September 30, 2007 also were positively impacted by increases in premiums earned from NIMS and international business, partially offset by a decrease in premiums earned from our second-lien business due to a lower amount of business originated in 2006 and 2007. Premiums earned from all our non-traditional products (including derivatives) were $26.6 million and $87.9 million, respectively, for the three and nine months ended September 30, 2007, compared to $20.5 million and $71.1 million, respectively, for the corresponding periods of 2006. We anticipate modest growth in mortgage insurance earned premiums from our traditional flow business for the rest of 2007 and into 2008 as insurance in force continues to grow.

The following table provides additional information related to premiums written and earned for the three and nine month periods indicated:

	Three Months Ended		Nine Months Ended
	September 30 2007	September 30 2006	September 30 2007	September 30 2006
Net premiums written (in thousands)
Primary and Pool Insurance	$235,989	$179,206	$612,589	$560,338
Seconds	4,711	16,682	22,340	42,466
International	8,821	5,483	18,510	9,679

Net premiums written—insurance	249,521	201,371	653,439	612,483
Net premiums written—credit derivatives	10,971	4,562	46,382	34,266

Net premiums written	$260,492	$205,933	$699,821	$646,749

Net premiums earned (in thousands)
Primary and Pool Insurance	$200,467	$180,895	$541,796	$541,723
Seconds	7,270	12,266	25,165	41,024
International	5,261	1,472	11,868	5,498

Net premiums earned—insurance	212,998	194,633	578,829	588,245
Net premiums earned—credit derivatives	14,085	6,799	50,864	24,563

Net premiums earned	$227,083	$201,432	$629,693	$612,808

Smart Home (in thousands)
Ceded premiums written	$3,327	$3,455	$9,739	$8,540
Ceded premiums earned	$3,318	$3,313	$9,333	$8,561

Net Investment Income.    Net investment income attributable to our mortgage insurance segment for the three and nine months ended September 30, 2007 was $37.4 million and $109.3 million, respectively, compared to $35.5 million and $103.4 million, respectively, for the corresponding periods of 2006. Investment income during the first nine months of 2007 reflects an increase in investable assets and higher interest rates.

Net Gains on Securities.    Net gains on securities in our mortgage insurance segment were $9.3 million and $39.8 million, respectively, for the three and nine months ended September 30, 2007, compared to $1.0 million and $18.2 million, respectively, for the corresponding periods of 2006. Included in the three and nine months ended September 30, 2007 were gains related to changes in the fair value of convertible securities and equity securities of $6.3 million and $10.0 million, respectively. Also included in the nine months ended September 30, 2007 is a net gain of approximately $21.8 million related to the sale of hybrid securities. Included in the nine month period ended September 30, 2006 is an allocation of the gain from the sale of our remaining interest in Primus.

Change in Fair Value of Derivative Instruments.    The change in the fair value of derivative instruments was a loss of $388.1 million and $470.0 million, respectively, for the three and nine months ended September 30, 2007, compared to a loss of $3.3 million and a gain of $1.8 million for the corresponding periods of 2006. The decreases in 2007 compared to the corresponding periods of 2006 are mainly due to the $426.3 million mark-to-market loss on our NIMS book, approximately $372 million of which represents a reserve for credit losses on this business as discussed above. In addition to NIMS, RMBS credit default swaps in our domestic mortgage insurance business resulted in an additional negative mark of approximately $17.0 million. At September 30, 2007, our total exposure to domestic credit default swaps in our mortgage insurance business was approximately $212 million. Most of these transactions, rated between BBB and A, were performing well at September 30, 2007, and we do not expect a material amount of losses as a result of this business. Our international credit default swap business resulted in an additional negative mark of $5.0 million during the quarter, which we do not consider to be credit related.

Other Income.    Other income for the three and nine months ended September 30, 2007 was $3.8 million and $9.4 million, respectively, compared to $3.0 million and $10.1 million, respectively for the corresponding periods of 2006. Other income mostly includes income related to contract underwriting services, which was less for the nine months ended September 30, 2007 as a result of lower contract underwriting volume.

Provision for Losses.    The provision for losses for the three and nine months ended September 30, 2007 was $278.8 million and $571.8 million, respectively, compared to $119.6 million and $268.3 million, respectively, for the corresponding periods of 2006. The increase in 2007 was mainly attributable to increases in delinquencies and claims paid, the aging of existing delinquencies, larger loan balances, a higher ratio at which delinquencies are moving to claim and increased severity. Following a seasonal decrease in delinquencies during the first quarter of 2007, rising interest rates and home price declines resulted in a significant increase in delinquencies through the third quarter of 2007, particularly among Alt-A and 2005 through 2007 vintage subprime loans, with primary areas of deteriorating performance in California, Florida and several Midwestern states. In addition, the ARM portion of our portfolio also contributed to the rise in delinquencies in the third quarter of 2007 as resets forced many homeowners into default without the ability to refinance.

Provision for Second-Lien Premium Deficiency.    The provision for second-lien premium deficiency was $155.2 million for the three and nine months ended September 30, 2007.

Policy Acquisition Costs.    Policy acquisition costs represent the amortization of expenses that relate directly to the acquisition of new business. The amortization of these expenses is related to the recognition of gross profits over the life of the policies and is influenced by such factors as persistency and estimated loss rates. Policy acquisition costs were $24.9 million and $53.9 million, respectively, for the three and nine months ended September 30, 2007, compared to $15.3 million and $44.3 million, respectively, for the corresponding periods of 2006. During the second quarter of 2007, our persistency rates increased, which resulted in a reduction of previously recorded amortization expense in that quarter and which had the impact of slowing down future amortization. In the third quarter of 2007, we updated our loss ratios assumptions, which resulted in an acceleration of amortization expense of approximately $7.8 million.

Other Operating Expenses.    Other operating expenses were $26.6 million and $109.2 million, respectively, for the three and nine months ended September 30, 2007, compared to $43.9 million and $128.8 million, respectively, for the corresponding periods of 2006. Included in operating expenses for the three and nine months ended September 30, 2007 were $1.1 million and $13.4 million, respectively, of expenses related to our terminated merger with MGIC. The decrease in other operating expenses during 2007 reflects certain expense reductions made in our mortgage insurance business in 2006, such as employee costs, lower software expense due to the write-down of capitalized software that was deemed impaired in 2006 and lower office equipment expense and outside services. Contract underwriting expenses for the three and nine months ended September 30, 2007, including the impact of reserves for remedies in other operating expenses, were $5.5 million and $16.6 million, respectively, compared to $7.2 million and $21.7 million, respectively, for the corresponding periods of 2006. During the nine months ended September 30, 2007, loans underwritten via contract underwriting for our flow business accounted for 12.4% of applications, 11.6% of commitments for insurance and 10.1% of insurance certificates issued, compared to 12.6%, 12.4% and 11.5%, respectively, for the corresponding period of 2006.

Interest Expense.    Interest expense attributable to our mortgage insurance segment for the three and nine months ended September 30, 2007 was $6.8 million and $20.0 million, respectively, compared to $6.4 million and $20.0 million, respectively, for the corresponding periods of 2006. Both periods include interest on our long-term debt and other borrowings that was allocated to the mortgage insurance segment as well as the impact of interest-rate swaps.

Income Tax (Benefit) Provision.    We recorded an income tax benefit of $227.4 million and $233.1 million, respectively, for the three and nine months ended September 30, 2007. We recorded an income tax expense of $11.1 million and $72.3 million, respectively, for the comparable periods of 2006. The effective tax rate for the three and nine months ended September 30, 2007 was 37.7% and 39.4%, respectively, compared to of 21.2% and 25.4%, respectively, for the corresponding periods of 2006. The higher effective tax rates for 2007 reflect the losses incurred during these periods and an overall increase in the ratio of income generated from tax-advantaged investment securities compared to income generated from operations. The tax rate for the first nine months of 2006 reflects an allocation of the reversal of prior years’ tax exposures that expired June 30, 2006.

The following tables provide selected information as of and for the periods indicated for our mortgage insurance segment. Certain statistical information included in the following tables is recorded based on information received from lenders and other third parties.

	Three Months Ended
	September 30 2007		June 30 2007		September 30 2006
Primary new insurance written (“NIW”) ($ in millions)
Flow	$12,225	90.8%	$10,639	63.1%	$7,017	85.7%
Structured	1,234	9.2	6,211	36.9	1,175	14.3

Total Primary	$13,459	100.0%	$16,850	100.0%	$8,192	100.0%

Flow
Prime	$8,448	69.1%	$7,673	72.1%	$5,320	75.8%
Alt-A	2,588	21.2	2,026	19.1	1,189	16.9
A minus and below	1,189	9.7	940	8.8	508	7.3

Total Flow	$12,225	100.0%	$10,639	100.0%	$7,017	100.0%

Structured
Prime	$967	78.4%	$581	9.4%	$108	9.2%
Alt-A	32	2.6	5,200	83.7	1,065	90.6
A minus and below	235	19.0	430	6.9	2	0.2

Total Structured	$1,234	100.0%	$6,211	100.0%	$1,175	100.0%

Total
Prime	$9,415	69.9%	$8,254	49.0%	$5,428	66.3%
Alt-A	2,620	19.5	7,226	42.9	2,254	27.5
A minus and below	1,424	10.6	1,370	8.1	510	6.2

Total Primary	$13,459	100.0%	$16,850	100.0%	$8,192	100.0%

	Nine Months Ended
	September 30 2007		September 30 2006
Primary new insurance written (“NIW”) ($ in millions)
Flow	$29,913	68.7%	$18,913	58.1%
Structured	13,623	31.3	13,630	41.9

Total Primary	$43,536	100.0%	$32,543	100.0%

Flow
Prime	$21,171	70.8%	$13,970	73.9%
Alt-A	6,015	20.1	3,560	18.8
A minus and below	2,727	9.1	1,383	7.3

Total Flow	$29,913	100.0%	$18,913	100.0%

Structured
Prime	$1,641	12.0%	$3,659	26.8%
Alt-A	11,137	81.8	8,537	62.7
A minus and below	845	6.2	1,434	10.5

Total Structured	$13,623	100.0%	$13,630	100.0%

Total
Prime	$22,812	52.4%	$17,629	54.1%
Alt-A	17,152	39.4	12,097	37.2
A minus and below	3,572	8.2	2,817	8.7

Total Primary	$43,536	100.0%	$32,543	100.0%

At September 30, 2007, approximately half of the $36.0 billion of structured primary insurance in force had a deductible in front of our loss position.

	Three Months Ended
	September 30 2007		June 30 2007		September 30 2006
Total Primary New Insurance Written by FICO (a) Score ($ in millions)
Flow
<=619	$703	5.7%	$641	6.0%	$440	6.3%
620-679	3,506	28.7	3,397	32.0	2,087	29.7
680-739	4,644	38.0	3,854	36.2	2,525	36.0
>=740	3,372	27.6	2,747	25.8	1,965	28.0

Total Flow	$12,225	100.0%	$10,639	100.0%	$7,017	100.0%

Structured
<=619	$129	10.5%	$283	4.6%	$2	0.2%
620-679	296	24.0	2,090	33.6	185	15.7
680-739	331	26.8	2,761	44.5	613	52.2
>=740	478	38.7	1,077	17.3	375	31.9

Total Structured	$1,234	100.0%	$6,211	100.0%	$1,175	100.0%

	Three Months Ended
	September 30 2007		June 30 2007		September 30 2006
Total
<=619	$832	6.2%	$924	5.5%	$442	5.4%
620-679	3,802	28.2	5,487	32.6	2,272	27.7
680-739	4,975	37.0	6,615	39.2	3,138	38.3
>=740	3,850	28.6	3,824	22.7	2,340	28.6

Total Primary	$13,459	100.0%	$16,850	100.0%	$8,192	100.0%

(a)	FICO credit scoring model.

	Three Months Ended
	September 30 2007		June 30 2007		September 30 2006
Percentage of primary new insurance written
Refinances	27%		41%		28%
95.01% LTV (b) and above	31%		21%		22%
ARMS
Less than 5 years	4%		7%		21%
5 years and longer	13%		10%		9%
Primary risk written ($ in millions)
Flow	$3,196	91.7%	$2,699	83.4%	$1,772	94.4%
Structured	291	8.3	537	16.6	105	5.6

Total	$3,487	100.0%	$3,236	100.0%	$1,877	100.0%

(b)	Loan-to-value ratios. The ratio of the original loan amount to the original value of the property.

	Three Months Ended
	September 30 2007	June 30 2007	September 30 2006
Pool risk written (in millions)	$42	$96	$64
Other risk written (in millions)
Seconds
1st loss	$3	$3	$1
2nd loss	—	—	29
NIMS	—	109	132
International
1st loss-Hong Kong primary mortgage insurance	46	31	9
Reinsurance	15	17	2

Total other risk written	$64	$160	$173

	Nine Months Ended
	September 30 2007		September 30 2006
Total Primary New Insurance Written by FICO Score ($ in millions)
Flow
<=619	$1,830	6.1%	$1,105	5.8%
620-679	9,158	30.6	5,644	29.8
680-739	10,977	36.7	6,964	36.9
>=740	7,948	26.6	5,200	27.5

Total Flow	$29,913	100.0%	$18,913	100.0%

Structured
<=619	$538	4.0%	$1,447	10.6%
620-679	3,762	27.6	3,970	29.2
680-739	6,160	45.2	5,332	39.1
>=740	3,163	23.2	2,881	21.1

Total Structured	$13,623	100.0%	$13,630	100.0%

Total
<=619	$2,368	5.4%	$2,552	7.9%
620-679	12,920	29.7	9,614	29.5
680-739	17,137	39.4	12,296	37.8
>=740	11,111	25.5	8,081	24.8

Total Primary	$43,536	100.0%	$32,543	100.0%

Percentage of primary new insurance written
Refinances	40%		35%
95.01% LTV (b) and above	22%		13%
ARMS
Less than 5 years	17%		26%
5 years and longer	9%		16%
Primary risk written ($ in millions)
Flow	$7,641	88.2%	$4,796	79.2%
Structured	1,022	11.8	1,262	20.8

Total	$8,663	100.0%	$6,058	100.0%

Of the pool risk written in 2007, a significant portion was written in a second-loss position. In these transactions, we will only pay claims if pool losses are greater than any applicable deductible.

	Nine Months Ended
	September 30 2007	September 30 2006
Pool risk written (in millions)	$227	$333
Other risk written (in millions)
Seconds
1st loss	$9	$43
2nd loss	21	206
NIMS	377	238
International
1st loss-Hong Kong primary mortgage insurance	96	31
Reinsurance	49	7
Other
Domestic credit default swaps	—	32

Total other risk written	$552	$557

	Three Months Ended
	September 30 2007		June 30 2007		September 30 2006
Primary insurance in force ($ in millions)
Flow	$98,985	73.3%	$91,098	71.0%	$82,561	71.6%
Structured	36,030	26.7	37,172	29.0	32,700	28.4

Total Primary	$135,015	100.0%	$128,270	100.0%	$115,261	100.0%

Prime	$86,530	64.1%	$80,984	63.1%	$77,030	66.8%
Alt-A	36,266	26.9	35,671	27.8	25,906	22.5
A minus and below	12,219	9.0	11,615	9.1	12,325	10.7

Total Primary	$135,015	100.0%	$128,270	100.0%	$115,261	100.0%

Primary risk in force ($ in millions)
Flow	$24,856	84.5%	$22,702	83.2%	$20,464	79.9%
Structured	4,545	15.5	4,580	16.8	5,141	20.1

Total Primary	$29,401	100.0%	$27,282	100.0%	$25,605	100.0%

Flow
Prime	$19,117	76.9%	$17,677	77.9%	$16,072	78.5%
Alt-A	3,799	15.3	3,305	14.5	2,857	14.0
A minus and below	1,940	7.8	1,720	7.6	1,535	7.5

Total Flow	$24,856	100.0%	$22,702	100.0%	$20,464	100.0%

Structured
Prime	$1,791	39.4%	$1,653	36.1%	$2,065	40.2%
Alt-A	1,668	36.7	1,756	38.3	1,492	29.0
A minus and below	1,086	23.9	1,171	25.6	1,584	30.8

Total Structured	$4,545	100.0%	$4,580	100.0%	$5,141	100.0%

Total
Prime	$20,908	71.1%	$19,330	70.9%	$18,137	70.8%
Alt-A	5,467	18.6	5,061	18.5	4,349	17.0
A minus and below	3,026	10.3	2,891	10.6	3,119	12.2

Total Primary	$29,401	100.0%	$27,282	100.0%	$25,605	100.0%

Direct primary insurance in force was $135.0 billion at September 30, 2007, compared to $113.9 billion at December 31, 2006 and $115.3 billion at September 30, 2006. The increase in primary insurance in force was primarily attributable to a single structured transaction written as modified pool insurance in the first quarter of 2007, a significant increase in flow business generated throughout 2007 and increased persistency rates.

	Three Months Ended
	September 30 2007		June 30 2007		September 30 2006
Total Primary Risk in Force by FICO Score ($ in millions)
Flow
<=619	$1,573	6.3%	$1,458	6.4%	$1,296	6.3%
620-679	7,632	30.7	7,037	31.0	6,297	30.8
680-739	9,122	36.7	8,264	36.4	7,506	36.7
>=740	6,529	26.3	5,943	26.2	5,365	26.2

Total Flow	$24,856	100.0%	$22,702	100.0%	$20,464	100.0%

Structured
<=619	$1,025	22.6%	$1,121	24.5%	$1,585	30.8%
620-679	1,515	33.3	1,571	34.3	1,839	35.8
680-739	1,282	28.2	1,262	27.5	1,175	22.9
>=740	723	15.9	626	13.7	542	10.5

Total Structured	$4,545	100.0%	$4,580	100.0%	$5,141	100.0%

Total
<=619	$2,598	8.8%	$2,579	9.4%	$2,881	11.2%
620-679	9,147	31.1	8,608	31.6	8,136	31.8
680-739	10,404	35.4	9,526	34.9	8,681	33.9
>=740	7,252	24.7	6,569	24.1	5,907	23.1

Total Primary	$29,401	100.0%	$27,282	100.0%	$25,605	100.0%

Percentage of primary risk in force
Refinances	32%		33%		34%
95.01% LTV and above	22%		20%		16%
ARMs
Less than 5 years	14%		16%		21%
5 years and longer	9%		9%		9%
Total primary risk in force by LTV ($ in millions)
95.01% and above	$6,543	22.3%	$5,549	20.3%	$4,182	16.3%
90.01% to 95.00%	8,929	30.4	8,227	30.2	8,174	31.9
85.01% to 90.00%	10,040	34.1	9,497	34.8	9,187	35.9
85.00% and below	3,889	13.2	4,009	14.7	4,062	15.9

Total Primary	$29,401	100.0%	$27,282	100.0%	$25,605	100.0%

Total primary risk in force by policy year ($ in millions)
2003 and prior	$5,829	19.8%	$6,196	22.7%	$7,743	30.2%
2004	3,570	12.1	3,833	14.0	5,137	20.1
2005	5,364	18.3	5,704	20.9	7,072	27.6
2006	6,246	21.3	6,482	23.8	5,653	22.1
2007	8,392	28.5	5,067	18.6	—	—

Total Primary	$29,401	100.0%	$27,282	100.0%	$25,605	100.0%

	Three Months Ended
	September 30 2007		June 30 2007		September 30 2006
Pool risk in force ($ in millions)
Prime	$2,088	69.9%	$2,206	70.2%	$2,190	73.2%
Alt-A	294	9.8	297	9.5	301	10.1
A minus and below	605	20.3	638	20.3	501	16.7

Total pool risk in force	$2,987	100.0%	$3,141	100.0%	$2,992	100.0%

	Three Months Ended
	September 30 2007	June 30 2007	September 30 2006
Other risk in force (in millions)
Seconds
1st loss	$436	$495	$621
2nd loss	571	590	723
NIMS	712	796	382
International
1st loss-Hong Kong primary mortgage insurance	432	384	301
Reinsurance	85	79	33
Credit default swaps	8,108	7,872	7,678
Other
Domestic credit default swaps	212	212	212
Financial guaranty wrap	—	—	125

Total other risk in force	$10,556	$10,428	$10,075

Approximately 40% or $277 million of the total NIMS risk in force as of September 30, 2007 was written in the first half of 2007. Almost all of our 2007 NIMS business was with large national lenders as we continued to diversify away from doing NIMS with monoline subprime lenders. In addition, the 2007 NIMS bonds and the underlying mortgage securities upon which they are based have been structured more conservatively with more over-collateralization to meet adjustments to the ratings methodologies employed by the major ratings agencies. Despite these positive characteristics, NIMS are a relatively unproven product with volatile performance history, particularly in a declining housing market. As a result, we cannot be certain that the 2007 vintage NIMS bonds will perform any better or worse than earlier vintages. See “Overview of Business Results—Mortgage Insurance—NIMS” for a discussion of our ultimate loss projections with respect to NIMS.

	Three Months Ended
	September 30 2007	June 30 2007	September 30 2006
Default Statistics
Primary Insurance:
Flow
Prime
Number of insured loans	542,819	520,488	499,623
Number of loans in default	16,908	14,795	14,761
Percentage of total loans in default	3.11%	2.84%	2.95%

Alt-A
Number of insured loans	74,927	68,454	63,156
Number of loans in default	6,029	5,034	4,236
Percentage of total loans in default	8.05%	7.35%	6.71%

	Three Months Ended
	September 30 2007	June 30 2007	September 30 2006
A minus and below
Number of insured loans	60,826	56,073	51,875
Number of loans in default	8,638	7,456	6,970
Percentage of total loans in default	14.20%	13.30%	13.44%

Total Flow
Number of insured loans	678,572	645,015	614,654
Number of loans in default	31,575	27,285	25,967
Percentage of total loans in default	4.65%	4.23%	4.22%

Structured
Prime
Number of insured loans	59,163	57,500	66,982
Number of loans in default	4,072	3,612	2,845
Percentage of total loans in default	6.88%	6.28%	4.25%

Alt-A
Number of insured loans	93,494	98,242	73,511
Number of loans in default	6,512	4,992	2,940
Percentage of total loans in default	6.97%	5.08%	4.00%

A minus and below
Number of insured loans	31,034	32,612	41,889
Number of loans in default	8,496	8,278	8,693
Percentage of total loans in default	27.38%	25.38%	20.75%

Total Structured
Number of insured loans	183,691	188,354	182,382
Number of loans in default	19,080	16,882	14,478
Percentage of total loans in default	10.39%	8.96%	7.94%

Total Primary Insurance
Prime
Number of insured loans	601,982	577,988	566,605
Number of loans in default	20,980	18,407	17,606
Percentage of total loans in default	3.49%	3.18%	3.11%

Alt-A
Number of insured loans	168,421	166,696	136,667
Number of loans in default	12,541	10,026	7,176
Percentage of total loans in default	7.45%	6.01%	5.25%

A minus and below
Number of insured loans	91,860	88,685	93,764
Number of loans in default	17,134	15,734	15,663
Percentage of loans in default	18.65%	17.74%	16.70%

Total Primary
Number of insured loans	862,263	833,369	797,036
Number of loans in default	50,655 (1)	44,167 (1)	40,445 (1)
Percentage of loans in default	5.87%	5.30%	5.07%

Pool insurance
Number of loans in default	23,810 (2)	21,409 (2)	18,096 (2)

(1)	Includes approximately 2,796, 2,318 and 800 defaults at September 30, 2007, June 30, 2007 and September 30, 2006, respectively, where reserves had not been established because no claim payment was anticipated.

(2)	Includes approximately 18,124, 16,101 and 12,634 defaults at September 30, 2007, June 30, 2007 and September 30, 2006, respectively, where reserves had not been established because no claim payment was anticipated.

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

The total number of loans in default increased from 67,173 at December 31, 2006 to 79,500 at September 30, 2007. The average mortgage insurance loss reserve per default increased from $9,725 at December 31, 2006 to $11,132 at September 30, 2007. Primary and pool defaults at September 30, 2007 included approximately 2,796 and 18,124 defaults, respectively, on loans where reserves had not been established because no claim payment was anticipated. At December 31, 2006, primary and pool defaults included approximately 1,161 and 13,309 defaults, respectively, on loans where no reserve has been established. Excluding those defaults without a related reserve, the average mortgage insurance loss reserve per default was $15,107 and $12,395 at September 30, 2007 and December 31, 2006, respectively. The mortgage insurance loss reserve as a percentage of risk in force was 2.1% at September 30, 2007 compared to 1.5% at December 31, 2006.

	Three Months Ended			Nine Months Ended
(In thousands)	September 30 2007	June 30 2007	September 30 2006	September 30 2007	September 30 2006
Direct claims paid:
Prime	$43,601	$34,226	$28,737	$110,952	$88,568
Alt-A	28,902	21,755	13,343	70,655	47,364
A minus and below	39,025	35,027	21,885	103,132	67,666
Seconds	25,282	21,071	10,447	59,974	28,614

Total	$136,810	$112,079	$74,412	$344,713	$232,212

Average claim paid:
Prime	$32.3	$28.4	$25.5	$29.7	$25.9
Alt-A	46.8	40.9	30.3	42.7	34.9
A minus and below	34.7	31.1	27.1	31.9	27.6
Seconds	31.2	27.8	26.9	29.4	26.2
Total	$35.1	$30.9	$26.9	$32.3	$27.9

Claim activity is not spread evenly throughout the coverage period of a book of business. Historically, relatively few claims on prime business are received during the first two years following issuance of a policy, and on other than prime business, relatively few claims are received during the first year. Claim activity on prime loans typically reaches its highest level in the third through fifth years after the year of policy origination, and on loans other than prime this level occurs in the second through fourth years. Approximately 66.3% of the primary risk in force and approximately 36.6% of the pool risk in force at September 30, 2007 had not yet reached its highest claim frequency years. Because it is difficult to predict both the timing of originating new business and the cancellation rate of existing business, it is also difficult to predict, at any given time, the percentage of risk in force that will reach its highest claim frequency years on any future date. Direct claims paid for the three and nine months ended September 30, 2007 were $136.8 million and $344.7 million, respectively, up from $74.4 million and $232.2 million, respectively, for the corresponding periods of 2006. The average claim paid has fluctuated over the past few years mostly due to differing coverage amounts and loan balances.

	Three Months Ended			Nine Months Ended
($ in thousands)	September 30 2007	June 30 2007	September 30 2006	September 30 2007	September 30 2006
States with highest claims paid:
Michigan	$14,032	$11,623	$6,349	$35,917	$21,219
Ohio	10,712	11,142	7,396	30,499	22,324
Texas	7,834	8,386	6,203	25,009	21,975
Georgia	6,792	6,136	5,875	20,683	20,634
Colorado	6,164	4,587	3,636	15,728	13,458

Percentage of total claims paid:
Michigan	10.3%	10.4%	8.5%	10.4%	9.1%
Ohio	7.8	9.9	9.9	8.8	9.6
Texas	5.7	7.5	8.3	7.3	9.5
Georgia	5.0	5.5	7.9	6.0	8.9
Colorado	4.5	4.1	4.9	4.6	5.8

A higher level of claims exist in the auto states of Ohio and Michigan, as problems with the domestic auto industry and related industries have depressed economic growth, employment and house prices in these states.

We believe that claims in the Midwest and Southeast have been rising (and will continue to rise) due to the weak industrial sector of the economy. We also believe that increased claims in Michigan are a result of declining economic conditions in that area and that in Colorado, increased claims are a result of a significant decline in property values in that area.

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

A higher proportion of new delinquencies in 2007 are from loans in California and Florida, which would indicate that claims paid in those states will likely increase, perhaps significantly, over the balance of 2007 and into 2008.

	Three Months Ended
	September 30 2007	June 30 2007	September 30 2006
Primary risk in force: (in millions)
Florida	$2,659	$2,462	$2,358
California	2,514	2,284	2,100
Texas	1,876	1,737	1,620
Ohio	1,421	1,346	1,202
Georgia	1,398	1,299	1,221
New York	1,335	1,287	1,330
Illinois	1,324	1,215	1,138
Michigan	1,083	1,035	966
Pennsylvania	1,015	930	871
New Jersey	992	935	889
Total primary risk in force:	$29,401	$27,282	$25,605

Percentage of total primary risk in force:
Florida	9.0%	9.0%	9.2%
California	8.6	8.4	8.2
Texas	6.4	6.4	6.3
Ohio	4.8	4.9	4.7
Georgia	4.8	4.8	4.8
New York	4.5	4.7	5.2
Illinois	4.5	4.4	4.4
Michigan	3.7	3.8	3.8
Pennsylvania	3.5	3.4	3.4
New Jersey	3.4	3.4	3.5

In the mortgage insurance segment, the highest state concentration of primary risk in force at September 30, 2007 was Florida at 9.0% compared to 9.2% at September 30, 2006. The percentage of our total direct primary new insurance written attributable to California for the nine months ended September 30, 2007 was 17.5%, compared to 13.7% for the nine months ended September 30, 2006 primarily due to a large structured transaction originated in the first quarter of 2007 as modified pool where we are in a second-loss position.

The largest single customer of our mortgage insurance segment (including branches and affiliates of such customer), measured by primary new insurance written, accounted for 21.5% of primary new insurance written for the nine months ended September 30, 2007, compared to 22.9% for the nine months ended September 30, 2006. Included in the percentage for 2007 was a large structured transaction written as modified pool in a second-loss position as mentioned above.

	Three Months Ended				Nine Months Ended
($ thousands, unless specified otherwise)	September 30 2007		June 30 2007	September 30 2006	September 30 2007	September 30 2006
Provision for losses	$278,785		$180,152	$119,616	$571,791	$268,290
Reserve for losses	$884,985		$746,095	$651,249
Reserves for losses by category:

Primary Insurance
Prime	$246,531		$212,191	$187,223
Alt-A	246,792		182,537	143,006
A minus and below	279,320		246,062	222,399
Pool insurance	42,582		37,531	33,500
Seconds	41,985	(1)	37,251	38,510
Other	1,341		1,004	7,650

Reserve for losses, net	858,551		716,576	632,288
Reinsurance recoverable (2)	26,434		29,519	18,961

Total	$884,985		$746,095	$651,249

(1)	Does not include amounts related to expected future losses that are included in the reserve for second-lien premium deficiency.
(2)	Primarily related to a first-loss, second-lien captive originated as a quota-share transaction.

The following table reconciles our mortgage insurance segment’s beginning and ending reserves for losses and LAE for the nine months ended September 30, 2007 (in thousands):

Mortgage Insurance
Balance at January 1, 2007	$653,236
Less Reinsurance recoverables	21,763

Balance at January 1, 2007, net	631,473

Add total losses and LAE incurred in respect of default notices received	571,791
Deduct total losses and LAE paid in respect of default notices received	344,713

Balance at September 30, 2007, net	858,551
Add Reinsurance recoverables	26,434

Balance at September 30, 2007	$884,985

	Three Months Ended			Nine Months Ended
	September 30 2007	June 30 2007	September 30 2006	September 30 2007	September 30 2006
Captives
Premiums ceded to captives (in millions)	$30.3	$30.0	$24.1	$88.4	$71.3
% of total premiums	13.0%	14.5%	11.6%	13.8%	11.5%
NIW subject to captives (in millions)	$5,406	$6,146	$3,160	$16,546	$9,700
% of primary NIW	40.2%	36.5%	38.6%	38.0%	29.8%
IIF (c) subject to captives	35.3%	34.6%	34.2%
RIF (d) subject to captives	40.6%	40.5%	38.9%
Persistency (twelve months ended)	72.8%	71.1%	65.7%

(c)	Insurance in force.
(d)	Risk in force.

	Three Months Ended				Nine Months Ended
	September 30 2007		September 30 2006		September 30 2007		September 30 2006
Alt-A Information
Primary new insurance written by FICO score ($ in millions)
<=619	$15	0.6%	$2	0.1%	$107	0.6%	$25	0.2%
620-659	167	6.4	133	5.9	1,846	10.8	1,392	11.5
660-679	303	11.5	280	12.4	2,689	15.7	1,668	13.8
680-739	1,350	51.5	1,160	51.5	8,373	48.8	5,853	48.4
>=740	785	30.0	679	30.1	4,137	24.1	3,159	26.1

Total	$2,620	100.0%	$2,254	100.0%	$17,152	100.0%	$12,097	100.0%

Primary risk in force by FICO score ($ in millions)
<=619	$39	0.7%	$27	0.6%
620-659	756	13.8	790	18.2
660-679	839	15.4	701	16.1
680-739	2,558	46.8	1,931	44.4
>=740	1,275	23.3	900	20.7

Total	$5,467	100.0%	$4,349	100.0%

Primary risk in force by LTV ($ in millions)
95.01% and above	$382	7.0%	$126	2.9%
90.01% to 95.00%	1,424	26.0	1,272	29.3
85.01% to 90.00%	2,216	40.6	1,840	42.3
85.00% and below	1,445	26.4	1,111	25.5

Total	$5,467	100.0%	$4,349	100.0%

Primary risk in force by policy year ($ in millions)
2003 and prior	$679	12.4%	$945	21.7%
2004	503	9.2	841	19.3
2005	897	16.4	1,287	29.6
2006	1,325	24.2	1,276	29.4
2007	2,063	37.8	—	—

Total	$5,467	100.0%	$4,349	100.0%

Results of Operations—Financial Guaranty

Quarter and Nine Months Ended September 30, 2007 Compared to Quarter and Nine Months Ended September 30, 2006

The following table summarizes the results of operations for our financial guaranty segment for the quarters and nine months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended September 30		% Change	Nine Months Ended September 30		% Change
	2007	2006	2007 vs. 2006	2007	2006	2007 vs. 2006
Net (loss) income	$(154.1)	$35.1	n/m	$(74.2)	$91.0	n/m
Net premiums written	69.6	48.9	42.3%	175.4	186.5	(6.0)%
Net premiums earned—insurance	32.4	34.1	(5.0)	99.1	101.2	(2.1)
Net premiums earned—credit derivatives	13.9	18.6	(25.3)	48.6	52.9	(8.1)
Net premiums earned—total	46.3	52.7	(12.1)	147.7	154.1	(4.2)
Net investment income	27.4	24.6	11.4	79.2	70.6	12.2
Net gains on securities	5.6	—	n/m	14.0	8.9	57.3
Change in fair value of derivative instruments	(255.8)	3.9	n/m	(263.3)	(8.9)	n/m
Other income	0.5	0.3	66.7	0.8	0.6	33.3
Provision for losses	51.7	1.8	n/m	39.7	16.6	n/m
Policy acquisition costs	10.9	11.1	(1.8)	34.3	36.2	(5.2)
Other operating expenses	10.0	16.0	(37.5)	37.2	46.1	(19.3)
Interest expense	4.8	4.0	20.0	13.9	12.3	13.0
Income tax (benefit) provision	(99.4)	13.5	n/m	(72.5)	23.1	n/m

n/m—not meaningful

Net Income.    Our financial guaranty segment’s net loss for the three and nine months ended September 30, 2007 was $154.1 million and $74.2 million, respectively, compared to net income of $35.1 million and $91.0 million, respectively, for the corresponding periods of 2006. The decrease in 2007 was mainly due to a significant decrease in the change in fair value of derivative instruments during the third quarter of 2007 and an increase in the provision for losses, partially offset by higher net investment income and a decrease in the income tax provision due to the losses incurred in 2007.

Net Premiums Written and Earned.    Our financial guaranty segment’s net premiums written for the three and nine months ended September 30, 2007 were $69.6 million and $175.4 million, respectively, compared to $48.9 million and $186.5 million, respectively, for the corresponding periods of 2006. The increase in net premiums written in the third quarter of 2007 compared to the third quarter of 2006 was mostly attributable to an increase in public finance reinsurance, which had a strong quarter of written premiums despite a difficult production environment. Net premiums earned for the three and nine months ended September 30, 2007 were $46.3 million and $147.7 million, respectively, compared to $52.7 million and $154.1 million, respectively, for the corresponding periods of 2006. The decrease in premiums earned for the three and nine months ended September 30, 2007 mainly relates to less earned premium from credit derivatives products due to our selective termination of deals earlier in 2007 and lower trade credit reinsurance, as this business continues to run off. Premiums earned in 2007 were positively impacted by an additional $7.1 million in refundings from our public finance products in the first nine months of 2007 compared to 2006. Included in net premiums earned for the three and nine months ended September 30, 2007 were refundings of $4.0 million and $15.8 million, respectively, compared to $5.4 million and $8.7 million, respectively, for the same periods of 2006.

The following table shows the breakdown of premiums written and earned by our financial guaranty segment’s various businesses for each period:

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
	(In thousands)
Net premiums written:
Public finance direct	$17,746	$11,107	$48,656	$49,353
Public finance reinsurance	31,433	13,844	67,082	60,539
Structured direct	3,991	4,172	12,027	14,604
Structured reinsurance	5,001	4,365	16,606	12,774
Trade credit reinsurance	319	(97)	1,050	4,354

Net premiums written—insurance	58,490	33,391	145,421	141,624
Net premiums written—credit derivatives	11,093	15,481	30,023	44,912

Total net premiums written	$69,583	$48,872	$175,444	$186,536

Net premiums earned:
Public finance direct	$10,765	$8,227	$32,311	$23,381
Public finance reinsurance	11,105	12,098	33,897	28,256
Structured direct	4,367	4,403	13,447	14,689
Structured reinsurance	5,560	5,431	17,496	15,619
Trade credit reinsurance	601	3,919	1,933	19,282

Net premiums earned—insurance	32,398	34,078	99,084	101,227
Net premiums earned—credit derivatives	13,921	18,634	48,644	52,892

Total net premiums earned	$46,319	$52,712	$147,728	$154,119

Net Investment Income.    Net investment income attributable to our financial guaranty segment was $27.4 million and $79.2 million, respectively, for the three and nine months ended September 30, 2007, compared to $24.6 million and $70.6 million, respectively, for the corresponding periods of 2006. The amount reported for the three and nine months ended September 30, 2007 reflects an increase in investment balances and slightly higher interest rates.

Net Gains on Securities.    Net gains on securities were $5.6 million and $14.0 million, respectively, for the three and nine months ended September 30, 2007. Net gains on securities were $8.9 million for first the nine months of 2006. The amounts reported for the three and nine months ended September 30, 2007 include gains of $4.1 million and $3.9 million, respectively, related to changes in the fair value of convertible securities and equity securities. Also included in the net gains on securities for the nine months ended September 30, 2007 was $8.9 million related to the sale of hybrid securities. The amount reported for the first nine months of 2006 includes an allocation of the gain from the sale of our remaining interest in Primus.

Change in Fair Value of Derivative Instruments.    Change in the fair value of derivative instruments was a loss of $255.8 million and $263.3 million, respectively, for the three and nine months ended September 30, 2007, compared to a gain of $3.9 million and a loss of $8.9 million, respectively, for the corresponding periods of 2006. The decrease in the change in fair value of derivative instruments for the three and nine months ended September 30, 2007 was mainly a result of credit spread widening related to corporate CDOs. During the first nine months of 2007, we received $30.9 million in connection with our termination of selected deals. During the first nine months of 2006, we paid $68.0 million to terminate one derivative contract and received $3.8 million of net recoveries of previous default payments.

Other Income.    Other income was $0.5 million and $0.8 million, respectively, for the three and nine months ended September 30, 2007, compared to $0.3 million and $0.6 million for the corresponding periods of 2006.

Provision for Losses.    The provision for losses was $51.7 million and $39.7 million, respectively, for the three and nine months ended September 30, 2007, compared to $1.8 million and $16.6 million for the corresponding periods of 2006. The provision for losses reported for 2007 includes a $50 million allocated non-specific reserve on one BBB-rated credit as discussed below. The increase in the provision for losses in 2007 was partially offset by favorable loss development on trade credit reinsurance. Our financial guaranty segment paid $2.7 million and $8.8 million, respectively, in claims during the three and nine months ended September 30, 2007, compared to $3.5 million and $12.2 million, respectively, in claims during the corresponding periods of 2006, related to a single manufactured housing transaction with Conseco Finance Corp. that was fully reserved for in 2003. We expect that losses related to this transaction will continue to be paid out over the next few years.

We closely monitor our financial guaranty obligations and we use an internal classification process to identify and track troubled credits. We classify credits as “intensified surveillance credits” when we determine that continued performance is questionable and, in the absence of a positive change, may result in a claim. At September 30, 2007 and 2006, the financial guaranty segment had the following exposure on credits classified as intensified surveillance credits:

	September 30 2007		September 30 2006
($ in millions)	# of credits	Par Outstanding	# of credits	Par Outstanding
Less than $25	20	$169	17	$95
$25-$100	6	300	6	316

Total	26	$469	23	$411

We establish loss reserves on our non-derivative financial guaranty contracts as discussed below in “Critical Accounting Policies—Reserve for Losses.” We have allocated non-specific reserves of $90.9 million on 10 intensified surveillance credits (representing an aggregate par amount of $282.1 million) at September 30, 2007, compared to $23.5 million on three credits at September 30, 2006.

We established an allocated non-specific reserve of $50 million during the third quarter of 2007 related to a BBB-rated credit in which we provide $100 million in market-value support, which represents our entire exposure to this credit, for an extendable commercial paper program established in 2003. This program is supported by ABS collateral, with approximately 66.9% of the collateral rated AAA and approximately 33.1% rated AA as of September 30, 2007. Subprime RMBS, all of which was originated prior to 2006, accounts for approximately 25% of the collateral as of September 30, 2007. On October 24, 2007, the principal placement agent for this program advised us that the commercial paper was not purchased at its most recent roll date. As a result, the commercial paper extended by its terms for six months during which time the underlying assets must be liquidated to repay the paper. If the sale proceeds of these assets are not sufficient to repay the maturing commercial paper, we would incur a loss to the extent the $20 million of subordination in this transaction is insufficient to cover the shortfall.

Liquidation of the collateral underlying this credit is expected to occur systematically over a six-month period extending into 2008. Moreover, ongoing volatility in the ABS markets currently exists and may continue through the liquidation period. As a result, it is difficult to determine what the actual liquidation value of the assets will prove to be. Market data available on the assets from the transaction collateral manager suggests that if all of the assets had been liquidated as of the end of September 2007, the shortfall in excess of our subordination would have been approximately $50 million.

We are actively exploring our options and restructuring alternatives for this transaction. However, market conditions continue to deteriorate. Therefore, at this point, when combined with the uncertainty regarding the liquidation value of the assets, we cannot determine with certainty the extent of any loss of this transaction. However, unless market conditions were to improve or a restructuring could be achieved, we believe any such loss will be significant and could ultimately exceed our current reserve for this transaction. This credit represents the only direct market-value transaction remaining in our financial guaranty portfolio.

There is one credit at September 30, 2007 for which we have not allocated a specific reserve that, without a positive change, may default in the near-term and could potentially result in a claim. Based on currently available information, we expect that any claim from this credit, should one arise, would range from a minimal amount up to slightly above 50% of the $52 million in total par outstanding. The potential amount of any claim is not estimable at this point, in part, because of the availability of a number of strategic alternatives currently under consideration and other mitigating factors that could reduce or delay any payment from us. In addition, remediation efforts have added substantial additional collateral security for the insured obligation, which could reduce the amount of any claim we may be required to pay.

There were no direct derivative financial guaranty contracts with $25 million or greater in exposure identified as an intensified surveillance credit at September 30, 2007. One of the six intensified surveillance credits with $25 million or greater in exposure identified at September 30, 2006 was a derivative financial guaranty contract. This credit expired in November 2006, without claim. In accordance with GAAP, we do not establish loss reserves on our derivative financial guaranty contracts. Instead, gains and losses on derivative financial guaranty contracts are derived from internally generated models that take into account both credit and market spreads.

Policy Acquisition Costs.    Policy acquisition costs were $10.9 million and $34.3 million, respectively, for the three and nine months ended September 30, 2007, compared to $11.1 million and $36.2 million, respectively, for the corresponding periods of 2006. Included in policy acquisition costs for the three and nine month periods of 2007 were $3.2 million and $11.0 million, respectively, of origination costs related to derivative financial guaranty contracts, compared to $2.9 million and $9.0 million for the corresponding periods of 2006. The costs to originate derivative financial guaranty contracts, unlike traditional financial guaranty insurance, are expensed immediately rather than deferred.

Other Operating Expenses.    Other operating expenses were $10.0 million and $37.2 million, respectively, for the three and nine months ended September 30, 2007, compared to $16.0 million and $46.1 million, respectively, for the corresponding periods of 2006. The expense ratio, which includes policy acquisition costs and other operating expenses, was 44.8% and 48.0%, respectively, for the three and nine months ended September 30, 2007, compared to 51.4% and 53.4%, respectively, for the corresponding periods of 2006. Operating expenses for the 2007 periods decreased from the comparable periods of 2006 as a result of lower employee costs, equipment expense and software expense.

Interest Expense.    Interest expense was $4.8 million and $13.9 million, respectively, for the three and nine months ended September 30, 2007, compared to $4.0 million and $12.3 million, respectively, for the corresponding periods of 2006. Both periods include interest on our long-term debt and other borrowings, which was allocated to the financial guaranty segment as well as the impact of interest-rate swaps.

Income Tax (Benefit) Provision.    We recorded an income tax benefit of $99.4 million and $72.5 million, respectively, for the three and nine months ended September 30, 2007. We recorded an income tax expense of $13.5 million and $23.1 million, respectively, for the comparable periods of 2006. The effective tax rate was 39.2% and 49.4%, respectively, for the three and nine months ended September 30, 2007, compared to 27.8% and 20.3%, respectively, for the corresponding periods of 2006. The higher effective tax rates for 2007 reflect the losses incurred during these periods and an increase in the ratio of income generated from tax-advantaged investment securities compared to income generated from operations. The tax rate for the nine months ended of 2006 reflects an allocation of the reversal of prior years’ tax exposures that expired September 30, 2006.

The gross par originated by our financial guaranty segment for the periods indicated was as follows (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
Type	2007	2006	2007	2006
Public finance:
General obligation and other tax supported	$1,723	$1,154	$4,541	$2,901
Water/sewer/electric gas and investor-owned utilities	970	782	1,777	1,752
Healthcare and long-term care	389	384	1,078	1,221
Airports/transportation	545	77	1,417	414
Education	208	111	521	379
Other municipal	114	42	271	92
Housing	1	33	14	39

Total public finance	3,950	2,583	9,619	6,798

Structured finance:
Collateralized debt obligations	1,732	5,086	12,922	16,432
Asset-backed obligations	387	308	1,074	1,307
Other structured	—	225	148	555

Total structured finance	2,119	5,619	14,144	18,294

Total	$6,069	$8,202	$23,763	$25,092

The net par originated and outstanding does not differ materially from the gross par originated and outstanding at September 30, 2007 and 2006 because we have not ceded a material amount of our financial guaranty business to reinsurers. The gross par originated includes both direct and assumed reinsurance business. Information regarding gross par originated for our assumed reinsurance business generally lags by one quarter. The reinsurance gross premiums written for any given period are on a one month lag, and therefore, exclude those gross premiums written from the last month of that period and include those gross premiums written from the last month of the immediately preceding period. Therefore, the gross par originated for this business does not precisely correspond to the premiums written in the periods presented.

The following schedule depicts the expected amortization of unearned premiums for our financial guaranty portfolio, assuming no advance refundings, as of September 30, 2007. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay financial guaranty obligations. Unearned premium amounts are net of prepaid reinsurance.

($ in millions)	Ending Net Unearned Premiums	Unearned Premium Amortization	Future Installments	Total Premium Earnings
2007	$687.7	$34.3	$6.8	$41.1
2008	621.1	66.6	78.6	145.2
2009	564.1	57.0	73.0	130.0
2010	513.2	50.9	58.6	109.5
2011	465.9	47.3	56.0	103.3

2007 – 2011	465.9	256.1	273.0	529.1
2012 – 2016	271.5	194.4	164.6	359.0
2017 – 2021	137.3	134.2	50.4	184.6
2022 – 2026	54.4	82.9	34.8	117.7
After 2027	—	54.4	56.3	110.7

Total	$—	$722.0	$579.1	$1,301.1

The following table shows the breakdown of claims paid and incurred losses for our financial guaranty segment for the periods indicated:

	Three Months Ended September 30		Nine Months Ended September 30
($ in thousands)	2007	2006	2007	2006
Claims Paid:
Trade credit reinsurance	$1,751	$5,452	$7,022	$13,806
Other financial guaranty	1,478	472	2,212	7,281
Conseco Finance Corp.	2,663	3,505	8,782	12,250

	$5,892	$9,429	$18,016	$33,337

Incurred Losses:
Trade credit reinsurance	$(1,928)	$(2,173)	$(13,544)	$5,021
Other financial guaranty	53,647	3,952	53,261	12,610
Conseco Finance Corp	—	—	—	(1,032	)(1)

Total	$51,719	$1,779	$39,717	$16,599

(1)	Resulted from favorable loss development.

Our insured financial guaranty portfolio includes $1,012.7 million of net par outstanding related to non-CDO U.S. RMBS as of September 30, 2007. This exposure is spread among 299 transactions and represents 0.9% of financial guaranty’s total net par outstanding of $112.8 billion as of September 30, 2007. Of this exposure, $581.5 million, which represents 0.5% of financial guaranty’s total net par outstanding as of September 30, 2007, was non-CDO subprime RMBS exposure.

Our financial guaranty non-CDO subprime RMBS exposure is spread among 182 transactions with the largest individual exposure being $47.8 million. 73% of our financial guaranty non-CDO subprime RMBS exposure has been assumed as reinsurance, while 27% has been insured directly, with no new non-CDO subprime RMBS having been written directly since 2004. 58% of our financial guaranty non-CDO subprime RMBS exposure is rated BBB or below investment grade as of September 30, 2007. All of this exposure was underwritten prior to 2005. As of September 30, 2007, 18% of our financial guaranty non-CDO subprime RMBS exposure is from the 2006 vintage and 24% is from the 2007 vintage, all of which has been assumed as reinsurance from AAA-rated financial guarantors. All of the exposures from these vintages maintain investment grade ratings (53% of which are rated between A and AAA from one or more of S&P and Moody’s). We have no direct financial guaranty exposure to non-CDO RMBS tranches that were downgraded or placed on negative watch by Moody’s or S&P during their rating actions on RMBS transactions in July 2007.

$2.9 million of our financial guaranty non-CDO subprime RMBS exposure (spread over 15 different transactions) is to NIMS, all of which has been assumed as reinsurance from one AAA-rated financial guarantor.

We have limited subprime RMBS exposure through three directly-insured CDOs of ABS with an aggregate net par outstanding of $760.8 million (or 0.7% of financial guaranty’s total net par outstanding as of September 30, 2007), all of which were underwritten prior to September 2006. Two of these transactions, representing 86.9% of net par outstanding, are currently rated AAA by S&P. The third transaction, representing the remaining 13.1% of this net par outstanding, is rated BBB by S&P. As of October 31, 2007, 16.2% of the collateral pool underlying one of the AAA-rated transactions (where we have $510.8 million aggregate par exposure) has been downgraded or is on review for possible downgrade, while no collateral has been downgraded or is on negative watch or review for possible downgrade in the other AAA-rated transaction (where we have $150.0 million aggregate par exposure). As of October 31, 2007, 0.3% of the collateral pool underlying the BBB-rated transaction (where we have $100 million aggregate par exposure and, as previously described, we have established a $50 million allocated non-specific reserve) has been downgraded or placed on negative watch or review for possible downgrade. This third credit is discussed above under “Result of Operations—Financial Guaranty—Quarter and Nine Months Ended September 30, 2007 Compared to Quarter and Nine Months Ended September 30, 2006—Provision for Losses.”

At September 30, 2007, we had minimal financial guaranty exposure to C-BASS and Litton, a wholly-owned subsidiary of C-BASS, in our insured financial guaranty portfolio.

Results of Operations—Financial Services

Our financial services segment has been significantly affected by the on-going disruption in the housing and mortgage credit markets during 2007. As discussed above under “Business Summary—Financial Services,” the rapid decline in the subprime mortgage market during July 2007 largely contributed to the impairment of our interest in C-BASS. As a result of the $468 million write-down of our investment in C-BASS, our financial services segment incurred a net loss for the third quarter and first nine months of 2007 of $174.5 million and $136.4 million, respectively, compared to net income of $35.5 million and $120.1 million, respectively, for the comparable periods of 2006. Equity in net loss of affiliates was $448.9 million and $376.6 million, respectively, for the three and nine months ended September 30, 2007, compared to equity in net income of affiliates of $55.9 million and $186.2 million, respectively, for the comparable periods of 2006. Sherman accounted for $18.9 million and $74.8 million, respectively, of the total equity in net income of affiliates for the three and nine months ended September 30, 2007, compared to $29.2 million and $84.7 million in the comparable periods of 2006. The three and nine month results for 2007 reflect our smaller holdings in Sherman, effective September 1, 2007 as a result of our sale during the quarter of a portion of our interests in Sherman.

C-BASS accounted for $451.4 million of the equity in net loss of affiliates for the first nine months of 2007, compared to equity in net income of affiliates of $27.4 million and $102.3, respectively, million for the three and nine months ended September 30, 2006. The significant disruption of the subprime mortgage market in the first nine months of 2007 negatively impacted C-BASS’s 2007 results.

Other

Singer Asset Finance Company L.L.C. (“Singer”), a wholly-owned subsidiary of Enhance Financial Services Group Inc. (“EFSG”), the parent company of Radian Asset Assurance, is currently operating on a run-off basis. Singer had been engaged in the purchase, servicing, and securitization of assets, including state lottery awards and structured settlement payments. Singer’s run-off operations consist of servicing and/or disposing of Singer’s previously originated assets and servicing its non-consolidated special purpose vehicles. The results of this subsidiary are not material to our financial results. At September 30, 2007, we had approximately $249 million and $229 million of non-consolidated assets and liabilities, respectively, associated with Singer special-purpose vehicles. Our net investment in these special-purpose vehicles was $20.8 million at September 30, 2007.

Off-Balance-Sheet Arrangements

We guarantee the payment of up to $25.0 million of a revolving credit facility issued to Sherman, which expires in December 2007. Our guaranty facilitated the issuance and renewal of the facility, which Sherman may use for general corporate purposes. There were no amounts outstanding under this facility at September 30, 2007.

As part of the non-investment-grade allocation component of our investment program, we have committed to invest $55 million in alternative investments ($26.0 million of unfunded commitments at September 30, 2007) that are primarily private equity structures, including $10 million in an investment co-managed by C-BASS. During the third quarter of 2007, we recorded a $5.1 million loss considered to be other-than-temporary on this investment. These commitments have capital calls over a period of at least six years, and certain fixed expiration dates or other termination clauses.

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

If the fair value of a security is below the cost basis, and the decline is judged to be other-than-temporary, the cost basis of the individual security is written down to fair value through earnings as a realized loss and the fair value becomes the new basis. During the third quarter and first nine months of 2007, we recorded approximately $0.8 million and $1.6 million, respectively, of charges, related to declines in fair value of securities (mainly small cap value stocks) considered to be other-than-temporary compared to $4.1 million and $6.0 million, respectively, in the three and nine months ended September 30, 2006. At September 30, 2007 and 2006, there were no other investments held in the portfolio that were determined to be other-than-temporarily impaired. Realized gains and losses are determined on a specific identification method and are included in income.

Other invested assets consist of residential mortgage-backed securities and alternative investments that are primarily private equity investments, including an investment in a fund sponsored and managed by C-BASS that invests in real estate related securities. During the third quarter of 2007, we recorded a $5.1 million loss considered to be other-than-temporary on this investment. Other invested assets are carried under the cost method or under the equity method.

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

The following table shows the gross unrealized losses and fair value of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2007.

	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government securities	$6,746	$36	$14,623	$434	$21,369	$470
U.S. government-sponsored enterprises	—	—	15,095	146	15,095	146
State and municipal obligations	953,385	35,004	64,172	415	1,017,557	35,419
Corporate bonds and notes	32,831	1,072	31,609	744	64,440	1,816
Asset-backed securities	156,793	2,284	90,920	1,990	247,713	4,274
Private placements	5,294	98	3,611	58	8,905	156
Foreign governments	44,798	1,106	66,206	2,344	111,004	3,450

Total	$1,199,847	$39,600	$286,236	$6,131	$1,486,083	$45,731

U.S. government securities

The unrealized losses of 12 months or greater duration as of September 30, 2007 on our investments in U.S. Treasury obligations were caused by interest rate movement. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at September 30, 2007.

U.S. government-sponsored enterprises

The unrealized losses of 12 months or greater duration as of September 30, 2007 on our investments in U.S. agency mortgage-backed securities were also caused by interest rate movement. The contractual cash flows of these investments are guaranteed by a government-sponsored agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of our investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at September 30, 2007.

State and municipal obligations

The unrealized losses of 12 months or greater duration as of September 30, 2007 on our investments in tax-exempt state and municipal securities were caused by interest rate movement. We believe that credit quality did not impact security pricing due to the relative high quality of the holdings (i.e., the majority of the securities were either AAA/Aaa-rated bonds, insured, partially pre-refunded or partially escrowed to maturity). Because we have the ability and intent to hold these investments until a full recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at September 30, 2007.

Corporate bonds and notes

The unrealized losses of 12 months or greater duration as of September 30, 2007 on the majority of the securities in this category were caused by market interest rate movement. Unrealized losses for the remaining securities in this category are attributable to changes in business operations, resulting in widened credit spreads. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at September 30, 2007.

Asset-backed securities

The unrealized losses of 12 months or greater duration as of September 30, 2007 on the securities in this category were caused by market interest rate movement. Because we have the ability and intent to hold these investments until a full recovery of fair value, which may be maturity, we do not consider the investment in these securities to be other-than-temporarily impaired at September 30, 2007.

Private placements

The unrealized losses of 12 months or greater duration as of September 30, 2007 on the majority of the securities in this category were caused by market interest rate movement. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider the investment in these securities to be other-than-temporarily impaired at September 30, 2007.

Foreign governments

The unrealized losses of 12 months or greater duration as of September 30, 2007 on the majority of the securities in this category were caused by market interest rate movement. We believe that credit quality did not impact security pricing due to the relative high quality of the holdings (i.e., the majority of the securities were highly-rated governments and government agencies or corporate issues with minimum ratings of single-A). Because we have the ability and intent to hold these investments until a full recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at September 30, 2007.

For all investment categories, unrealized losses of less than 12 months duration are generally attributable to interest rate increases. All securities were evaluated in accordance with our impairment recognition policy covering various time and price decline scenarios. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider the investment in these securities to be other-than-temporarily impaired at September 30, 2007.

The contractual maturity of securities in an unrealized loss position at September 30, 2007 was as follows:

(In millions)	Fair Value	Amortized Cost	Unrealized Loss
2007	$2.8	$2.8	$—
2008 – 2011	155.6	156.9	1.3
2012 – 2016	80.8	83.3	2.5
2017 and later	999.1	1,036.7	37.6
Mortgage-backed and other asset-backed securities	247.7	252.0	4.3

Total	$1,486.0	$1,531.7	$45.7

Liquidity and Capital Resources

We act mainly as a holding company for our insurance subsidiaries and do not have any significant operations of our own. Dividends from our subsidiaries, which have included dividends they have received from our affiliates (C-BASS and Sherman), and permitted payments to us under our tax- and expense-sharing arrangements with our subsidiaries, along with income from our investment portfolio are our principal sources of cash to pay stockholder dividends and to meet our obligations. These obligations include our operating expenses, taxes and interest and principal payments on our long-term debt and other borrowings. The payment of dividends and other distributions to us by our insurance subsidiaries is regulated by insurance laws and regulations. In general, dividends in excess of prescribed limits are deemed “extraordinary” and require insurance regulatory approval. In addition, although we have expense-sharing arrangements in place with our principal operating subsidiaries that require those subsidiaries to pay their share of holding company-level expenses, including interest expense on long-term debt and other borrowings, these expense-sharing arrangements may be changed at any time by the applicable state insurance departments. Our insurance subsidiaries’ ability to pay dividends to us, and our ability to pay dividends to our stockholders, is subject to various conditions imposed by the rating agencies for us to maintain our ratings. If the cash we receive from our subsidiaries pursuant to expense- and tax-sharing arrangements is insufficient for us to fund our obligations, we may be required to seek additional capital by incurring additional debt, by issuing additional equity or by selling assets, which we may be unable to do on favorable terms, if at all.

For the nine months ended September 30, 2007, we did not receive any dividends from our operating subsidiaries compared to $100 million received for the nine months ended September 30, 2006. Our insurance subsidiaries may be limited in the amount that they may pay in dividends to us during the next 12 months without first obtaining insurance department approval. During the three months ended September 30, 2007, we made an additional $100 million capital contribution to Radian Asset Assurance, and we have no present plans to seek a dividend from Radian Asset Assurance during the next 12 months.

C-BASS did not pay dividends to us during the nine months ended September 30, 2007 compared to dividends of $35.2 million paid to us during the nine months ended September 30, 2006. Although we do not expect to receive any future dividends from C-BASS, we do not expect this will have a material negative effect on our future liquidity position. Sherman paid $51.5 million and $103.8 million of dividends to us during the nine months ended September 30, 2007 and 2006, respectively. All dividends from C-BASS and Sherman are initially distributed to our insurance subsidiaries, and therefore, are subject to regulatory limitations, as discussed above.

We are currently under examination by the Internal Revenue Service (“IRS”) for the 2000 through 2005 tax years. The IRS opposes the recognition of certain tax losses and deductions that were generated through our investment in a portfolio of residual interests in REMICs and has proposed adjustments denying the associated tax benefits of these items. We will contest all such proposed adjustments relating to the IRS’s opposition of the tax benefits in question and are working with tax counsel in our defense efforts. When an examination has not been settled at the local examination division level, the IRS will usually issue a “30-day” letter which contains details of the proposed adjustments and the taxpayer’s rights to appeal. Upon receipt of the IRS’s 30-day letter, we may make a payment with the United States Department of the Treasury to avoid the accrual of the above-market-rate interest associated with our estimate of the potentially unsettled adjustment. We anticipate receiving the 30-day letter and making the payment on account during the fourth quarter of 2007 or first quarter of 2008 and the cash requirement for this payment is anticipated to be approximately $84.0 million. Any ultimate overpayment associated with the payment on account would be recovered through a formal claim for refund process.

Our insurance subsidiaries are permitted to allocate capital resources within certain insurance department and rating agency guidelines by making direct investments.

On August 15, 2007, we drew down $200 million in principal amount under our $400 million, unsecured revolving credit facility. The amounts drawn down bear interest at a rate equal to LIBOR plus 20 basis points (which resets monthly) as specified by the credit facility. We contributed $100 million of the proceeds of the draw down to Radian Asset Assurance as discussed above. The remaining $100 million will be used for general corporate purposes. Although we had no immediate need for additional liquidity, in light of current market conditions, we drew on the facility to provide us with greater financial flexibility and adequate liquidity for the long-term. After the draw down, the remaining credit available under the facility is $200 million.

In addition to the amounts drawn under our credit facility, the sale of a portion of our interest in Sherman during the third quarter for approximately $278 million in cash further strengthened our current capital and liquidity position in our mortgage insurance business.

Short-Term Liquidity Needs

Our liquidity needs over the next 12 months include funds for the payment of dividends on our common stock, debt service payments on our outstanding long-term debt and other borrowings, claim payments on our insured obligations, operating expenses, and potentially, to fund a payment on account related to the IRS investigation described above. We expect to fund these requirements with available cash and amounts received under our expense-sharing arrangements or as dividends from our insurance operating subsidiaries, subject to regulatory requirements, which may include dividends to these subsidiaries from Sherman and from working capital, all of which we expect to be sufficient to make such payments for at least the next 12 months.

Based on our current intention to pay quarterly common stock dividends of approximately $0.02 per share and assuming that our common stock outstanding remains constant at 80,429,181 shares at September 30, 2007, we would require approximately $6.4 million to pay our quarterly dividends for the next 12 months. We will also require approximately $57.6 million annually to pay the debt service on our outstanding long-term debt and other borrowings, including the $200 million that we have down from our existing credit facility.

Our sources of working capital consist mostly of premiums written by our insurance operating subsidiaries and investment income at both the parent company and operating subsidiary levels. Working capital is applied mainly to the payment of our insurance operating subsidiaries’ claims, operating expenses and to fund our stock repurchase programs, although there are no current plans to purchase additional stock. Cash flows from operating activities for the nine months ended September 30, 2007 were $324.1 million, compared to $373.7 million for the nine months ended September 30, 2006. Positive cash flows are invested pending future payments of claims and other expenses.

We believe that the operating cash flows generated by each of our insurance subsidiaries will provide those subsidiaries with sufficient funds to satisfy their claim payments and operating expenses for at least the next 12 months. In the event that claim payment obligations and operating expenses exceed the operating cash flows generated by our insurance operating subsidiaries, we believe that we have the ability to fund any excess from sales of short-term investments maintained at the operating company. In the event that we are unable to fund excess claim payments and operating expenses through the sale of short-term investments, we may be required to incur unanticipated capital losses or delays in connection with the sale of less liquid securities held by us. At September 30, 2007, the parent company had cash and liquid investment securities of $117.5 million.

Long-Term Liquidity Needs

Our most significant need for liquidity beyond the next twelve months is the repayment of the principal amount of our outstanding long-term debt and other borrowings, a portion of which is due in 2011. We expect to meet our long-term liquidity needs using excess working capital, sales of investments, additional borrowings under our credit facility, if necessary, or through the private or public issuance of debt or equity securities.

Reconciliation of Net Income to Cash Flows from Operations

The following table reconciles net income to cash flows from operations for the nine months ended September 30, 2007 and 2006 (in thousands):

	September 30 2007	September 30 2006
Net income	$(569,314)	$423,802
Increase (decrease) in reserves	251,896	16,655
Increase in second—lien premium deficiency reserves	155,176	—
Deferred tax provision	(527,002)	95,109
Increase in unearned premiums	101,580	65,601
Increase in deferred policy acquisition costs	(11,797)	(11,067)
Early termination receipts (payments) (1)	30,934	(68,000)
Equity in net loss (earnings) of affiliates, net	376,645	(186,991)
Distributions from affiliates (1)	51,512	138,934
Gain on sale of affiliate	(182,016)	—
Gains (losses) on sales and change in fair value of derivatives	678,994	(29,583)
Increase in prepaid federal income taxes (1)	(53,069)	(175,449)
Other	20,519	104,733

Cash flows from operations	$324,058	$373,744

(1)	Cash item.

Cash flows from operations for the nine months ended September 30, 2007 decreased from the comparable period of 2006. This decrease was mainly due to an increase in claims paid and lower distributions from affiliates. Cash flows from operations for 2007 include $30.9 million in net receipts/settlements of financial guaranty contracts, while 2006 includes a $68.0 million payment related to the termination of a financial guaranty derivative contract. We expect that net income will be less than cash flows from operations during the next 12 months.

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

With respect to delinquent loans that are in an early stage of delinquency, considerable judgment is exercised as to the adequacy of reserve levels. Adjustments in estimates for delinquent loans in the early stage of delinquency are more volatile in nature than for loans that are in the later stage of delinquency, which generally require a larger reserve. As the delinquency proceeds toward foreclosure, there is more certainty around these estimates as a result of the aged status of the delinquent loan, and adjustments are made to loss reserves to reflect this updated information. If a default cures (historically, a large percentage of defaulted loans have cured before going to claim), the reserve for that loan is removed from the reserve for losses and LAE. This curing process causes an appearance of a reduction in reserves from prior years if the reduction in reserves from cures is greater than the additional reserves for those loans that are nearing foreclosure or have become claims. We also reserve for defaults that we believe to have occurred but that have not been reported to us on a timely basis by lending institutions. All estimates are continually reviewed and adjustments are made as they become necessary. Beginning in the fourth quarter of 2006, we have increased the frequency with which we update certain assumptions underlying our reserving methodology to incorporate more recent historical experience and market changes.

We generally do not establish reserves for loans that are in default if we believe that we will not be liable for the payment of a claim with respect to that default. For example, for those defaults in which we are in a second-loss position, we calculate what the reserve would have been if there had been no deductible. If the existing deductible is greater than the reserve amount for any given default, we do not establish a reserve for the default. Consistent with GAAP and industry accounting practices, we generally do not establish loss reserves for expected future claims on insured mortgages that are not in default or believed to be in default. See “Reserve for Second-Lien Premium Deficiency” below for an exception to this general principle.

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

The following table shows the mortgage insurance range of loss and LAE reserves, as determined by our actuaries, and recorded reserves for losses and LAE, as of September 30, 2007 and December 31, 2006:

	As of September 30, 2007			As of December 31, 2006
Loss and LAE Reserves (in millions)	Low	High	Recorded	Low	High	Recorded
Mortgage Insurance Operations	$814.4	$955.0	$885.0	$592.0	$693.7	$653.2

During the third quarter of 2007, we made a decision that reserves for our mortgage insurance business would be set at the exact point of our modeled output for loss and LAE reserves for the quarter ended September 30, 2007. In light of the regular adjustments made to the underlying assumptions in our model as discussed above, we believe the amount generated by our model at September 30, 2007 best represents the most accurate estimate of our future losses and LAE. We believe the high and low amounts highlighted in the table above represent a reasonable estimate of the range of possible outcomes around our recorded reserve point for the period indicated.

We considered the sensitivity on loss reserve estimates at September 30, 2007, by assessing the potential changes resulting from a hypothetical parallel shift in severity and claim rate. For example, assuming all other factors remain constant, for every 1% change in claim severity or claim rate, we estimated an $8.1 million change in our loss reserves at September 30, 2007.

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

The following table shows the breakdown of the reserve for losses and loss adjustment expenses for our financial guaranty segment at the end of each period indicated:

(In thousands)	September 30 2007	June 30 2007	September 30 2006
Financial Guaranty:
Case reserves	$35,673	$38,742	$47,828
Allocated non-specific	90,948	27,706	23,485
Unallocated non-specific	49,310	59,708	61,062
Trade Credit and Other:
Case reserves	17,499	18,387	23,308
IBNR (1)	16,289	18,733	34,006

Total	$209,719	$163,276	$189,689

(1)	Incurred but not reported.

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

-	At September 30, 2007, we had case reserves and LAE reserves on financial guaranty policies of $35.7 million. Of this amount, $25.2 million was attributable to a single manufactured housing transaction originated and serviced by Conseco Finance Corp. We have a high degree of certainty that we will suffer losses with respect to this insured obligation equal to the amount reserved, which equals the total amount of the remaining insured obligation. The case and LAE reserves also include $9.5 million attributable to 23 reinsured obligations on which our total par outstanding is $20.0 million. These reserves are established based on amounts conveyed to us by the ceding companies and confirmed by us. We do not have any reasonable expectation that the ultimate losses will deviate materially from the amount reserved. The remaining $1.0 million represents LAE reserves attributable to five insured obligations, partially offset by salvage recoveries on four other insured obligations.

-	At September 30, 2007, 10 credits were included in our allocated non-specific reserves of $90.9 million, including $50.0 million established in the third quarter related to a BBB-rated credit that is a CDO of an ABS. We expect that we will suffer losses with respect to these insured obligations approximately equal to the amount reserved of $90.9 million. These credits have a par amount of $282.1 million.

•

Our unallocated non-specific reserves are established over time by applying expected default factors to the premiums earned during each reporting period. The expected lifetime losses for each credit are determined by multiplying the expected frequency of losses on that credit by the expected severity of losses on that credit and multiplying this number, the loss factor, by that credit’s outstanding par amount. The expected frequency and severity of losses for each credit is generated from three sources—two that are published by major rating agencies and one that is generated by a proprietary internal model—based on the product class, published rating and term to maturity for each credit. We set the expected lifetime losses for each credit at a point in the range between the highest and lowest expected lifetime loss factors generated by the rating agency and internally generated models. The default rates published by rating agencies tend to be very low because we mostly insure investment-grade obligations that, historically, have a very low probability of default. Although the default rate is low, the amount of losses upon default can be very high because we tend to insure large financial obligations. Because of the low incidence of losses on financial guaranty obligations, it is also very difficult to estimate the timing of losses on our insured obligations for which we have not yet established a case reserve or allocated non-specific reserve. The default factors for the nine months ended September 30, 2007 approximated 10% of earned premiums on public finance credits and 15% of earned premiums on structured finance credits. However, as a result of one transaction, we increased the loss reserve by $50.0 million in the third quarter of 2007. This was partially offset by favorable loss development during the first nine months of 2007, which allowed us to reverse $7.0 million of unallocated non-specific reserves and lower the default factor for structured finance credits from 20% to 15%.

•

Our unallocated non-specific loss reserve at September 30, 2007 was $49.4 million. The range between the unallocated non-specific reserves that would have resulted from applying the highest and lowest default factors generated by any of the three models was approximately $22 million to $74 million, which we believe provides a reasonably likely range of expected losses. None of the product types that we insure accounted for a materially disproportionate share of the variability within that range.

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

Derivative Instruments and Hedging Activity

We account for derivatives under SFAS No. 133, as amended and interpreted. In general, SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their respective fair values. All derivative instruments are recognized in our condensed consolidated balance sheets as either assets or liabilities, depending on the rights or obligations under the contracts. The interest rate swaps that we have entered into qualify as hedges and are accounted for as fair value hedges. Our forward foreign currency contracts, credit protection in the form of credit default swaps and NIMS do not qualify as hedges under SFAS No. 133, so changes in their fair value are included in current earnings in our condensed consolidated statements of income. Net unrealized gains and losses on credit default swaps and certain other derivative contracts are included in either other assets or derivative liabilities, net on our condensed consolidated balance sheets.

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

We account for NIMS as derivatives under SFAS 133. As a result of the severe disruption in the subprime mortgage market, we refined our methodology for valuing NIMS in the third quarter of 2007 consistent with our increased loss expectations for this product. Prior to the third quarter, we valued our NIMS portfolio by evaluating recent premium levels and the present value of future estimated cash flows. When we determined that a NIMS bond was not performing in accordance with our expectations, we estimated a claim amount that we would be required to pay on each bond. Refinement to our model addresses the potential vulnerability of all NIMS bonds under current market conditions, including those performing within our expectations. Our refined methodology uses market-based roll rates and internally developed loss assumptions and, we estimate losses in each securitization underlying a NIMS bond. We then project prepayment fees on the underlying collateral in each securitization, incorporating actual and historical prepayment experience. The estimated loss and prepayment speeds are used to estimate the cash flows for each underlying securitization and NIMS bond, and ultimately, to produce the projected credit losses for each NIMS bond at legal maturity. In addition to expected credit losses, the fair value for each NIMS bond is approximated by incorporating further loss stresses, future expected premiums from the NIMS bond, and an estimated rate of return that a counterparty would require in assuming the exposure from us. Changes in our estimated fair value marks are recorded as a gain/loss on derivatives. Because NIMS guarantees are not market traded instruments, considerable judgment is required in estimating fair value. The use of different assumptions and/or methodologies could have a significant effect on estimated fair values.

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

A summary of our derivative information, as of and for the periods indicated, is as follows:

Balance Sheets (In millions)	September 30 2007	December 31 2006	September 30 2006
Trading Securities
Cost	$—	$66.9	$65.5
Fair value	0.2	106.3	90.9

Derivative financial contracts
Notional value	$56,627.0	$52,563.0	$46,700.0

Gross unrealized gains	$29.3	$119.3	$114.8
Gross unrealized losses	704.7	31.7	36.3

Net unrealized (losses) gains	$(675.4)	$87.6	$78.5

The components of the change in fair value of derivative instruments are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
Statements of Income (In millions)	2007	2006	2007	2006
Trading Securities	$(0.2)	$(3.8)	$(0.2)	$4.9
Derivative financial guaranty contracts	(255.6)	5.2	(263.0)	(9.6)
NIMS	(366.7)	—	(426.3)	—
Credit default swaps	(21.4)	(0.7)	(43.8)	(2.3)

Net losses	$(643.9)	$0.7	$(733.3)	$(7.0)

The following tables present information at September 30, 2007 and December 31, 2006 related to net unrealized gains or losses on derivative financial guaranty contracts (included in other assets or derivative liabilities, net on our condensed consolidated balance sheets).

	September 30 2007	December 31 2006
	(In millions)
Balance at January 1	$87.6	$26.2
Net losses recorded	(732.7)	(2.2)
Defaults
Recoveries	(0.2)	(4.6)
Payments	0.8	0.2
Early termination (receipts)/payments	(30.9)	68.0

Balance at end of period	$(675.4)	$87.6

Balance Sheets (In millions)	September 30 2007	December 31 2006
Derivative financial guaranty contracts	$(199.6)	$94.4
NIMS	(432.0)	(7.0)
Credit default swaps and other	(43.8)	0.2

Balance at end of period	$(675.4)	$87.6

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

In accordance with our risk management policies, we may enter into derivatives to hedge the interest rate risk related to our long-term debt. As of September 30, 2007, we were a party to two interest rate swap contracts relating to our 5.625% unsecured senior notes due 2013. These interest rate swaps are designed as fair value hedges that hedge the change in fair value of our long-term debt arising from interest rate increases. During 2007 and 2006, the fair value hedges were 100% effective, meaning that the change in the fair value of the derivative instruments in our condensed consolidated statements of income was offset by the change in the fair value of the hedged debt. These interest-rate swap contracts mature in February 2013.

Terms of the interest rate swap contracts at September 30, 2007 were as follows (dollars in thousands):

Notional amount	$250,000
Rate received—Fixed	5.625%
Rate paid—Floating (a)	5.559%
Maturity date	February 15, 2013
Unrealized loss	$2,554

(a)	The September 30, 2007 six-month LIBOR forward rate at the next swap payment date plus 87.4 basis points.

Deferred Policy Acquisition Costs

Costs associated with the acquisition of mortgage insurance business, consisting of compensation and other policy issuance and underwriting expenses, are initially deferred and reported as deferred policy acquisition costs. Because SFAS No. 60 specifically excludes mortgage guaranty insurance from its guidance relating to the amortization of deferred policy acquisition costs, amortization of these costs for each underwriting year book of business is charged against revenue in proportion to estimated gross profits over the estimated life of the policies using the guidance provided by SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments.” This includes accruing interest on the unamortized balance of deferred policy acquisition costs. Estimates of expected gross profit, which are driven in part by persistency and loss development for each underwriting year and product type, are used as a basis for amortization and are evaluated regularly, and the total amortization recorded to date is adjusted by a charge or credit to our condensed consolidated statements of income if actual experience or other evidence suggests that earlier estimates should be revised. Considerable judgment is used in evaluating these factors when updating the assumptions. The use of different assumptions would have a significant effect on the amortization of deferred policy acquisition costs.

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

Reserve for Second-Lien Premium Deficiency

In the third quarter of 2007, we established a reserve for premium deficiency on our second-lien business. In accordance with SFAS No. 60, our second-lien business is considered to be a separate product due to the fact that the business is managed separately, premiums are priced differently from our traditional products and the customer base is different from that of our traditional products. SFAS No. 60 requires a premium deficiency reserve if the net present value of the expected future losses and expenses exceeds expected future premiums.

Recent Accounting Pronouncements

In April 2006, the FASB issued FASB Staff Position (“FSP”) No. FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)” (“FSP FIN 46(R)-6”), which addresses how a reporting enterprise should determine the variability to be considered in applying FASB Interpretation No. 46(R) (“FIN 46R”). The variability that is considered in applying FIN 46R affects the determination of (i) whether the entity is a variable interest entity, (ii) which interests are variable interests in the entity and (iii) which party, if any, is the primary beneficiary of the variable interest entity. That variability will affect any calculation of expected losses and expected residual returns, if such a calculation is necessary. FSP FIN 46(R)-6 became effective July 1, 2006. The adoption of this FSP did not have a material impact on our condensed consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). SFAS No. 158 requires us to recognize the funded status of a benefit plan—measured as the difference between plan assets at fair value (with limited exceptions) and the benefit obligation—in our consolidated balance sheets. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation. SFAS No. 158 also requires us to recognize as a component of accumulated other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. Amounts recognized in accumulated other comprehensive income, including the gains or losses, prior service costs or credits, and the transition asset or obligation remaining, are adjusted as they are subsequently recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of those statements. In addition, SFAS No. 158 requires us to measure defined benefit plan assets and obligations as of the date of our fiscal year-end statement of financial position (with limited exceptions), and to disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. Employers with publicly traded equity securities are required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. We adopted this statement effective December 31, 2006. The implementation of SFAS No. 158 did not have a material impact on our condensed consolidated financial statements. See Note 13 of notes to unaudited condensed consolidated financial statements.

In September 2006, the SEC released Staff Accounting Bulletin (“SAB”) No. 108 (“SAB No. 108”). This release expresses the staff’s views regarding the process of quantifying financial statement misstatements and addresses diversity in practice in quantifying financial statement misstatements and the potential for the build up of improper amounts on the balance sheet. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. Management has reviewed the SAB in connection with our consolidated financial statements for the current and prior periods, and has determined that its adoption did not have an impact on any of these financial statements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure financial instruments and certain other items at fair value. Items eligible for fair value measurement option established by this statement are (i) recognized financial assets and financial liabilities (with some exceptions), (ii) firm commitments that would otherwise not be recognized at inception and that involve only financial instruments, (iii) nonfinancial insurance contracts and warranties that the insurer can settle by paying a third party to provide those goods or services, and (iv) host financial instruments resulting from separation of an embedded nonfinancial derivative instrument from a nonfinancial hybrid instrument. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Management currently is considering the impact, if any, that may result from the adoption of SFAS No. 159.

In April 2007, the FASB issued FSP No. FIN 39-1, an amendment of FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts” (“FSP FIN 39-1”). FSP FIN 39-1 replaces the terms “conditional contracts” and “exchange contracts” with the term “derivative instruments” and permits a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in the statement of financial position. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. Management currently is considering the impact, if any, that may result from the adoption of FSP FIN 39-1.

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

The Emerging Issues Tax Force (“EITF”) reached a consensus on EITF Issue No. 06-4, “The Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). EITF 06-4 addresses whether the postretirement benefit associated with an endorsement split-dollar life insurance arrangement is effectively settled in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” and APB Opinion No. 12, “Omnibus Opinion—1967”, upon entering into such an arrangement. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. Management is considering the impact, if any, that may result from the adoption of EITF 06-4.

The EITF reached a consensus on EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance—Determining the Amount that Could be Realized in Accordance with FASB Technical Bulletin No. 85-4” (“EITF 06-5”). EITF 06-5 addresses (i) whether a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract in accordance with Technical Bulletin No. 85-4, (ii) whether a policyholder should consider the contractual ability to surrender all of the individual-life policies (or certificates in a group policy) at the same time in determining the amount that could be realized under the insurance contract in accordance with Technical Bulletin No. 85-4, “Accounting for Purchases of Life Insurance” and (iii) whether the cash surrender value component of the amount that could be realized under the insurance contract in accordance with Technical Bulletin No. 85-4 should be discounted in accordance with APB Opinion No. 21, “Interest on Receivables and Payables”, when contractual limitations on the ability to surrender a policy exist. EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The impact as a result of our adopting EITF 06-5 effective January 1, 2007, was not material to our condensed consolidated financial statements.

In May 2007, the FASB issued FSP No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (“FSP FIN 48-1”) which clarifies when a tax position is considered settled under FIN 48. FSP FIN 48-1 is applicable at the adoption of FIN 48, which was January 1, 2007 for us and did not have a material impact on our tax position at September 30, 2007.

The EITF reached a consensus on EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 addresses how an entity should recognize the income tax benefit received on dividends that are (a) paid to employees holding equity-classified nonvested shares, equity-classified nonvested share units, or equity-classified outstanding share options and (b) charged to retained earnings under SFAS No 123R. EITF 06-11 is effective for fiscal years beginning after December 15, 2007. Management is considering the impact, if any, that may result from the adoption of EITF 06-11.

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

Interest Rate Risk

The primary market risk in our investment portfolio is interest rate risk, namely the fair value sensitivity of a fixed-income security to changes in interest rates. We manage our investment portfolio to minimize exposure to interest rates by monitoring our investments to ensure a proper mix of the types of securities held and to stagger the maturities of fixed-income securities. The carrying value of our total investment portfolio at September 30, 2007 and December 31, 2006, was $6.5 billion and $5.7 billion, respectively, of which 71.4% and 88.1%, respectively, was invested in fixed maturities. Our analysts estimate the payout pattern of the mortgage insurance loss reserves to determine their duration, which is measured by the weighted average payments expressed in years. At September 30, 2007, the average duration of the fixed-income portfolio was 5.49 years. For the nine months ended September 30, 2007 there was no material change in our interest rate risk.

In April 2004, we entered into interest-rate swaps that, in effect, converted a portion of our fixed-rate long-term debt to a variable rate based on a spread over the six-month LIBOR for the remaining term of the debt.

The market value and cost of our long-term debt at September 30, 2007 was $642.8 million and $748.0 million, respectively.

Foreign Exchange Rate Risk

At September 30, 2007, we held approximately $63.5 million of investments denominated in Eurodollars. The value of the Eurodollar against the U.S. dollar strengthened from 1.32 at December 31, 2006 to 1.43 at September 30, 2007. At September 30, 2007, we held approximately $43.7 million of investments denominated in Japanese Yen. The value of the Yen against the U.S. dollar was 0.0084 at December 31, 2006 compared to 0.0087 at September 30, 2007.

Equity Market Price

At September 30, 2007, the market value and cost of our equity securities were $272.1 million and $193.1 million, respectively. There have been no material changes in our equity market price risk during the nine months ended September 30, 2007.

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

As discussed above, since February 2007, the market for subprime mortgages has experienced significant turmoil, with market disruptions accelerating to unprecedented levels beginning in mid-July 2007. Credit spreads were highly volatile during this period—briefly stabilizing during the second quarter before widening dramatically again in July 2007. On July 29, 2007, we concluded that there were indicators that a material charge for impairment of our investment in C-BASS was required under GAAP as discussed above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Summary—Financial Services.”

In addition, credit spread movement during the third quarter had a significant negative impact on the fair value of corporate CDOs in our financial guaranty segment and on NIMS in our mortgage insurance segment.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. Based on that evaluation, as a result of the material weakness in our internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2007, our disclosure controls and procedures were not effective in ensuring that the information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported on a timely basis, and that this information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

Internal Control Over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2007, except as follows: we have experienced increased turnover in key positions in our accounting and finance organization as a result of our proposed, but subsequently terminated, merger with

MGIC. In particular, our Controller, who served as our principal accounting officer, resigned effective February 28, 2007, shortly following the announcement of the proposed merger, and our Assistant Controller resigned shortly after the end of the third quarter of 2007. Management has determined that the loss of these personnel, when considered collectively in light of the number, and complexity of, the accounting matters requiring consideration, created a possibility that a material misstatement of our financial statements could occur and may not be prevented or detected. As a result, management determined that a material weakness existed in our internal control over financial reporting as of September 30, 2007.

Notwithstanding this material weakness, our Chief Executive Officer and Chief Financial Officer believe that the financial statements included with this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods and dates presented. As part of the Company’s third quarter review process, management implemented additional financial review procedures, including more frequent communications among our accounting and finance personnel and our internal auditors, and utilized personnel from other departments within the Company as well as outside consultants as necessary in order to properly perform the quarterly financial close and review process. In addition, we have been actively engaged in corrective actions to address this material weakness, including: (1) initiating a professional search immediately following the termination of our merger with MGIC for a new permanent Controller; (2) reviewing and reorganizing our accounting organization to provide improved lines of responsibility, review and authority; and (3) implementing a compensation program aimed at retaining critical accounting and finance personnel.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

As previously disclosed in the joint proxy statement/prospectus for our 2007 annual meeting of stockholders, on February 8, 2007, a purported stockholder class action lawsuit related to our proposed merger with MGIC (the “Action”) was filed in the Court of Common Pleas, Philadelphia County, Civil Trial Division in the State of Pennsylvania (the “Court of Common Pleas”) by Catherine Rubery against Radian Group and its directors. The lawsuit alleged, among other things, that the merger consideration to be received by Radian stockholders was inadequate and that the individual defendants, among other things, breached their duties of care, loyalty, good faith and independence to the stockholders in connection with the merger. The complaint sought class action status as well as injunctive, declaratory and other equitable relief. As discussed above, we and MGIC agreed to mutually terminate our pending merger on September 4, 2007. The plaintiff in this matter withdrew her complaint on September 20, 2007.

In August and September 2007, two purported stockholder class action lawsuits, Cortese v. Radian Group Inc. and Maslar v. Radian Group Inc., were filed against Radian Group and individual defendants in the United States District Court for the Eastern District of Pennsylvania. The complaints, which are substantially similar, allege that Radian Group was aware of and failed to disclose the actual financial condition of C-BASS prior to Radian Group’s declaration of a material impairment to its investment in C-BASS. Two motions have been filed seeking appointment as lead Plaintiff, the first on behalf of the Institutional Investors Iron Workers Local No. 25 Pension Fund and the City of Ann Arbor Employees’ Retirement System and the second on behalf of the Tulare County Employees Retirement Association. The court will consider these motions on December 5, 2007. While it is still very early in the pleadings stage, we do not believe that these allegations have any merit.

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

On October 3, 2007, we received a letter from the staff of the Chicago Regional Office of the Securities Exchange Commission stating that the staff is conducting an investigation involving Radian Group and requesting production of certain documents. We believe that the investigation generally relates to our proposed merger with MGIC and our investment in C-BASS. We are cooperating with the requests of the SEC. The SEC staff has informed us that this investigation should not be construed as an indication by the Commission or its staff that any violation of the securities laws has occurred, or as a reflection upon any person, entity or security.

Item 1A.	Risk Factors.

There have been no material changes in the risks affecting us or our subsidiaries as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 except as set forth below. The following information updates the risks related to a downgrade or potential downgrade of our credit ratings or the insurance financial strength ratings assigned to any of our operating subsidiaries and adds a new risk factor regarding risks associated with a third-party acquiring a 20% beneficial ownership interest in us.

Downgrade or potential downgrade of our credit ratings or the insurance financial strength ratings assigned to any of our operating subsidiaries could weaken our competitive position and affect our financial condition.

The insurance financial strength ratings assigned to our subsidiaries may be downgraded by one or more of S&P, Moody’s or Fitch if they believe that we or the applicable subsidiary has experienced adverse developments in our business, financial condition or operating results. The rating agencies have indicated that they are engaged in on-going monitoring of the mortgage insurance and financial guaranty industries and the mortgage-backed securities market to assess the adequacy of, and where necessary refine, their capital models. Determinations of ratings by the rating agencies are affected by a variety of factors, including macroeconomic conditions, economic conditions affecting the mortgage insurance and financial guaranty industries, changes in regulatory conditions, competition, underwriting and investment losses and the perceived need for additional capital. Our ratings are important to our ability to market our products and to maintain our competitive position and customer confidence in our products. A downgrade in these ratings, or the announcement of a potential for a downgrade or any other concern relating to the on-going financial strength of our insurance subsidiaries, could have a material adverse effect on our business, financial condition and operating results. Our principal operating subsidiaries had been assigned the following ratings as of the date of this report:

	MOODY’S	MOODY’S OUTLOOK	S&P	S&P OUTLOOK	FITCH	FITCH OUTLOOK
Radian Guaranty	Aa3	(1)	AA	Negative	AA-	Negative
Radian Insurance	Aa3	(1)	AA	Negative	AA-	Negative
Amerin Guaranty	Aa3	(1)	AA	Negative	AA-	Negative
Radian Europe Limited	—	—	AA	Negative	AA-	Negative
Radian Australia Limited	—	—	—	—	—	—
Radian Asset Assurance	Aa3	Stable	AA	Stable	A+	Evolving
Radian Asset Assurance Limited	Aa3	Stable	AA	Stable	A+	Evolving

(1)	Each Moody’s rating for our mortgage insurance subsidiaries is currently under review for possible downgrade.

S&P has stated that its current ratings for our mortgage insurance subsidiaries are predicated on its expectations that we will (1) generate underwriting profits in 2009 in our traditional mortgage insurance business, (2) maintain excellent capitalization, (3) strengthen our ERM capabilities, (4) narrow the disparity in the operating performance of our traditional mortgage insurance business with that of others in the industry and (5) maintain a reasonable market share in the mortgage insurance industry. According to S&P, a failure to satisfy any of these expectations would result in a one-notch downgrade of our ratings. In addition, although S&P has stated that it is not currently a concern, S&P has indicated that it would downgrade our mortgage insurance financial strength ratings by two notches if we were unable to maintain our access to the flow channel of business.

On September 5, 2007, Moody’s placed its ratings for our mortgage insurance subsidiaries under review for possible downgrade, citing the deterioration in the residential mortgage market as a growing concern for the mortgage industry at large and for us in particular due to our exposure to net interest margin securities and second-lien transactions. According to Moody’s, its review of our ratings will focus on the capital adequacy of our mortgage insurance franchise in light of (1) the higher losses we expect to incur on our insured portfolio, (2) the viability of our revised business strategy to focus on relationships with large lenders and traditional mortgage insurance products, (3) the extent of continued support from lenders and from the GSEs and (4) the cohesiveness and capability of our senior management team in navigating us through the current stress period. In addition, Moody’s also stated that it will also be evaluating our ability to improve the volume and credit quality of our insured portfolio with new business writings, which could serve to offset some of the earnings deterioration expected of our existing portfolio.

If the financial strength ratings assigned to any of our mortgage insurance subsidiaries were to fall below “Aa3” from Moody’s or the “AA-” level from S&P and Fitch then national mortgage lenders and a large segment of the mortgage securitization market, including Fannie Mae and Freddie Mac, generally would not purchase mortgages or mortgage-backed securities insured by that subsidiary. Such a downgrade could also negatively affect our ability to compete in the capital markets, Radian Group’s ratings or the ratings of our other insurance subsidiaries, including our financial guaranty subsidiaries. Any of these events would harm our consolidated financial condition and results of operations.

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

Radian Group currently has been assigned a senior debt rating of A- (Negative Outlook) by S&P, A2 (under review for possible downgrade) by Moody’s and A+ (Ratings Watch Negative) by Fitch. In addition, the trusts that have issued money market committed preferred custodial trust securities for the benefit of Radian Asset Assurance have been rated A by S&P and BBB+ (Evolving Outlook) by Fitch. Our credit ratings generally impact the interest rates that we pay on money that we borrow. A downgrade in our credit ratings could increase our cost of borrowing, which could have an adverse affect on our liquidity, financial condition and operating results.

A third-party acquisition of 20% or more of our outstanding shares will trigger a “change in control” under our Equity Compensation Plan, Performance Plan and other benefit plans.

A “change of control” will occur under our Equity Compensation Plan, Performance Plan and other benefit plans if an unaffiliated third-party acquires beneficial ownership of 20% or more of our outstanding shares of common stock. On November 13, 2007, Third Avenue Management LLC, an unaffiliated third-party (“Third-Avenue”), filed an amended Form 13G with the Securities and Exchange Commission, reporting that as of October 31, 2007, Third Avenue beneficially owned approximately 18.81% of our total common shares outstanding. If Third-Avenue or any other third-party were to acquire beneficial ownership of 20% or more of our outstanding common stock, all outstanding forms of equity issued under our Equity Compensation Plan, including performance shares granted to executive officers under our Performance Plan, would become fully vested and transferable. This would result in a pre-tax accounting charge to us of approximately $54 million. In addition, we believe the deferred vesting of our equity awards helps us retain executives and other employees, and therefore, serves as an important component of our compensation program, particularly in light of the current difficult operating environment for mortgage and financial guaranty insurers. The vesting of our outstanding equity grants could reduce their retention aspect and could result in our losing significant employees. The acquisition of 20% or more of our outstanding shares also would result in a “change of control” under agreements with our executive officers. These agreements are “double-trigger” agreements, meaning that amounts would be paid out to executives only upon the occurrence of both a “change of control” and one or more of the other triggering events specified in these agreements. Our consent is not required in order for a third-party to acquire beneficial ownership of 20% of more of our common shares, and we cannot provide any assurances as to whether this may or may not occur.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c) The following table provides information about repurchases by us and any “affiliated purchaser” during the quarter ended September 30, 2007 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3)
7/01/2007 to 7/31/2007	0		$—	0	1,101,355
8/01/2007 to 8/31/2007	0		—	0	1,101,355
9/01/2007 to 9/30/2007	18,400		17.05	0	1,101,355

Total	18,400	(1)	$17.05	0

(1)	On September 10, 2007, Herbert Wender, non-Executive Chairman of the Board, and Sanford A. Ibrahim, Chief Executive Officer, purchased 3,400 and 15,000 shares of our common stock, respectively, on the open market.
(2)	On February 8, 2006, our board of directors authorized the repurchase of up to 4.0 million shares of our common stock on the open market under a new repurchase plan. On November 9, 2006, our board of directors authorized the purchase of an additional 2.0 million shares as part of an expansion of the existing stock repurchase program. Stock purchases under this program are funded from available working capital and are made from time to time, depending on market conditions, stock price and other factors. The board did not set an expiration date for this program.
(3)	Amounts shown in this column reflect the number of shares remaining under the additional 2.0 million share authorization referenced in Note 2 above.

Item 6.	Exhibits.

Exhibit No.	Exhibit Name
2.1	Termination and Release Agreement, dated as of September 4, 2007, by and between Radian Group Inc. and MGIC Investment Corporation (1)

2.2	Securities Purchase Agreement, dated as of September 14, 2007, by and between Radian Guaranty Inc., Mortgage Guaranty Insurance Corporation and Sherman Capital, L.L.C. (2)

3.2	Amended and Restated By-Laws of Radian Group Inc. (3)

10.1	Option Agreement, dated as of September 14, 2007, by and between Radian Guaranty Inc. and Meeting Street Investments LLC (4)

10.2+	Radian Group Inc. Amended and Restated Benefit Restoration Plan (5)

10.3*+	Amendment No. 6 to Radian Group Inc. Savings Incentive Plan (Amended and Restated Effective January 1, 1997)

10.4*+	Amendment No. 7 to Radian Group Inc. Pension Plan (Amended and Restated Effective January 1, 1997)

11*	Statement re: Computation of Per Share Earnings

31*	Rule 13a – 14(a) Certifications

32*	Section 1350 Certifications

*	Filed herewith.
+	Management contract, compensatory plan or arrangement.
(1)	Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated September 4, 2007 and filed on September 10, 2007.
(2)	Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated September 14, 2007 and filed on September 20, 2007.
(3)	Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K dated November 6, 2007 and filed on November 13, 2007.
(4)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated September 14, 2007 and filed on September 20, 2007.
(5)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated November 6, 2007 and filed on November 13, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Radian Group Inc.

Date: November 20, 2007	/s/ C. ROBERT QUINT
C. Robert Quint
Executive Vice President and Chief Financial Officer

Item 6.	Exhibits.

Exhibit No.	Exhibit Name
2.1	Termination and Release Agreement, dated as of September 4, 2007, by and between Radian Group Inc. and MGIC Investment Corporation (1)

2.2	Securities Purchase Agreement, dated as of September 14, 2007, by and between Radian Guaranty Inc., Mortgage Guaranty Insurance Corporation and Sherman Capital, L.L.C. (2)

3.2	Amended and Restated By-Laws of Radian Group Inc. (3)

10.1	Option Agreement, dated as of September 14, 2007, by and between Radian Guaranty Inc. and Meeting Street Investments LLC (4)

10.2+	Radian Group Inc. Amended and Restated Benefit Restoration Plan (5)

10.3*+	Amendment No. 6 to Radian Group Inc. Savings Incentive Plan (Amended and Restated Effective January 1, 1997)

10.4*+	Amendment No. 7 to Radian Group Inc. Pension Plan (Amended and Restated Effective January 1, 1997)

11*	Statement re: Computation of Per Share Earnings

31*	Rule 13a – 14(a) Certifications

32*	Section 1350 Certifications

*	Filed herewith.
+	Management contract, compensatory plan or arrangement.
(1)	Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated September 4, 2007 and filed on September 10, 2007.
(2)	Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated September 14, 2007 and filed on September 20, 2007.
(3)	Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K dated November 6, 2007 and filed on November 13, 2007.
(4)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated September 14, 2007 and filed on September 20, 2007.
(5)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated November 6, 2007 and filed on November 13, 2007.