Form 10-K
period 2007-12-31
RADIAN GROUP INC
filed 2008-03-14
CIK 890926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of June 30, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $4,341,264,984 based on the closing sale price as reported on the New York Stock Exchange. Excluded from this amount is the value of all shares beneficially owned by executive officers and directors of the registrant. These exclusions should not be deemed to constitute a representation or acknowledgement that any such individual is, in fact, an affiliate of the registrant or that there are not other persons or entities who may be deemed to be affiliates of the registrant.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 80,460,406 shares of common stock, $.001 par value per share, outstanding on March 6, 2008.

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

Form 10-K Reference Document
Definitive Proxy Statement for the Registrant’s 2008 Annual Meeting of Stockholders	Part III (Items 10 through 14)

Forward Looking Statements—Safe Harbor Provisions

All statements in this report that address events, developments or results that we expect or anticipate may occur in the future are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the U.S. Private Securities Litigation Reform Act of 1995. In most cases, forward-looking statements may be identified by words such as “may,” “should,” “expect,” “intend,” “plan,” “goal,” “contemplate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue” or the negative or other variations on these words and other similar expressions. These statements, which include, without limitation, projections regarding our future performance and financial condition are made on the basis of management’s current views and assumptions with respect to future events. Any forward-looking statement is not a guarantee of future performance and actual results could differ materially from those contained in the forward looking information. The forward-looking statements, as well as our prospects as a whole, are subject to risks and uncertainties, including the following:

•

actual or perceived changes in general financial and political conditions, such as extended national or regional economic recessions, changes in housing demand or mortgage originations, changes in housing values (in particular, further deterioration in the housing, mortgage and related credit markets, which would harm our future consolidated results of operations and, if more severe than our current predictions, could cause losses for our mortgage insurance business to be worse than expected), changes in the liquidity in the capital markets and the further contraction of credit markets, population trends and changes in household formation patterns, changes in unemployment rates, changes or volatility in interest rates or consumer confidence, changes in credit spreads, changes in the way investors perceive the strength of private mortgage insurers or financial guaranty providers, investor concern over the credit quality and specific risks faced by the particular businesses, municipalities or pools of assets covered by our insurance;

•

actual or perceived economic changes or catastrophic events in geographic regions (both domestic and international) where our mortgage insurance or financial guaranty insurance in force is more concentrated;

•	our ability to successfully acquire additional capital in the event that capital is required to support our long-term liquidity needs and to protect our credit and financial strength ratings;

•	a decrease in the volume of home mortgage originations due to reduced liquidity in the lending market, tighter underwriting standards and a deterioration in housing markets throughout the U.S.;

•

a decrease in the volume of the municipal bonds, and other public finance and structured finance transactions that we insure, or a decrease in the volume of such transactions for which issuers or investors seek or demand financial guaranty insurance;

•	the loss of a customer for whom we write a significant amount of mortgage insurance or financial guaranty insurance or the influence of large customers;

•

reduction in the volume of reinsurance business available to us from one or more of our primary financial guaranty insurer customers due to adverse changes in their ability to generate new profitable direct financial guaranty insurance or their need for us to reinsure their risk;

•	disruption in the servicing of mortgages covered by our insurance policies;

•

the aging of our mortgage insurance portfolio and changes in severity or frequency of losses associated with certain of our products that are riskier than traditional mortgage insurance or financial guaranty insurance policies;

•

the performance of our insured portfolio of higher risk loans, such as Alternative-A (“Alt-A”) and subprime loans, and adjustable rate products, such as adjustable rate mortgages and interest-only mortgages, which have resulted in increased losses in 2007 and may result in further losses;

•	reduced opportunities for loss mitigation in markets where housing values fail to appreciate or begin to decline;

•

changes in persistency rates of our mortgage insurance policies caused by changes in refinancing activity, in the rate of appreciation or depreciation of home values and changes in the mortgage insurance cancellation requirements of mortgage lenders and investors;

•

downgrades or threatened downgrades of, or other ratings actions with respect to, our credit ratings or the insurance financial strength ratings assigned by the major rating agencies to any of our rated insurance subsidiaries at any time (in particular, our credit rating and the financial strength ratings of our mortgage insurance subsidiaries that are currently under review for possible downgrade), which risk is discussed in more detail under Item 1A of Part I of this report;

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

•	changes in the charters or business practices of Federal National Mortgage Association and Freddie Mac, the largest purchasers of mortgage loans that we insure;

•

heightened competition for financial guaranty business from other financial guaranty insurers, including those recently downgraded to ratings equal to or lower than our ratings, from other forms of credit enhancement such as letters of credit, guaranties and credit default swaps provided by foreign and domestic banks and other financial institutions and from alternative structures that may permit insurers to securitize assets more cost-effectively without the need for the types of credit enhancement we offer, or result in our having to reduce the premium we charge for our products;

•

the application of existing federal or state consumer, lending, insurance, securities and other applicable laws and regulations, or changes in these laws and regulations or the way they are interpreted; including, without limitation: (i) the possibility of private lawsuits or investigations by state insurance departments and state attorneys general alleging that services offered by the mortgage insurance industry, such as captive reinsurance, pool insurance and contract underwriting, are violative of the Real Estate Settlement Procedures Act and/or similar state regulations, (ii) legislative and regulatory changes affecting demand for private mortgage insurance or financial guaranty insurance, or (iii) legislation and regulatory changes limiting or restricting our use of (or requirements for) additional capital, the products we may offer, the form in which we may execute the credit protection we provide or the aggregate notional amount of any product we may offer for any one transaction or in the aggregate;

•

the possibility that we may fail to estimate accurately the likelihood, magnitude and timing of losses in connection with establishing loss reserves for our mortgage insurance or financial guaranty businesses, or the premium deficiency for our second-lien mortgage insurance business, or to estimate accurately the fair value amounts of derivative contracts in our mortgage insurance and financial guaranty businesses in determining gains and losses on these contracts;

•

changes in accounting guidance from the Securities and Exchange Commission (“SEC”) or the Financial Accounting Standards Board (in particular changes regarding income recognition and the treatment of loss reserves in the financial guaranty industry);

•

our ability to profitably grow our insurance businesses in international markets, which depends on a number of factors such as foreign governments’ monetary policies and regulatory requirements, foreign currency exchange rate fluctuations, and our ability to develop and market products appropriate to foreign markets;

•	legal and other limitations on the amount of dividends we may receive from our subsidiaries; and

•	vulnerability to the performance of our strategic investments, including in particular, our investment in Sherman Financial Group LLC.

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

Part I

Item 1.	Business.

I. General

We are a credit enhancement company. Our strategic objective is to prudently grow our core mortgage credit enhancement business while providing value to our clients in the acquisition, management and distribution of credit risk, primarily in domestic and also in selected international markets. We develop and deliver credit enhancement products by applying our credit risk expertise and structured finance capabilities to the credit enhancement needs of our counterparties.

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

•	Our financial guaranty business insures and reinsures municipal bonds and other credit-based risks, and provides synthetic credit protection on various asset classes through credit default swaps.

•

Our financial services business consists mainly of our ownership interests in Sherman Financial Group LLC (“Sherman”)—a consumer asset and servicing firm specializing in credit card and bankruptcy-plan consumer assets and Credit-Based Asset Servicing and Securitization LLC (“C-BASS”)—a mortgage investment firm that specialized in credit-sensitive, residential mortgage assets and residential mortgage-backed securities.

The following shows the allocation of our equity to our three business segments at December 31, 2007:

Equity
Mortgage Insurance	58%
Financial Guaranty	37%
Financial Services	5%

A summary of financial information for each of our business segments and a discussion of net premiums earned attributable to our domestic and international operations for each of the last three fiscal years is included in “Segment Reporting” in Note 20 of Notes to Consolidated Financial Statements.

Background. We began conducting business as CMAC Investment Corporation, a Delaware corporation, following our spin-off from Commonwealth Land Title Insurance Company through an initial public offering on November 6, 1992. On June 9, 1999, we merged with Amerin Corporation, an Illinois based mortgage insurance company, and were renamed Radian Group Inc. (“Radian”). On February 28, 2001, we entered the financial guaranty insurance business through our acquisition of Enhance Financial Services Group Inc. (“EFSG”), a New York-based insurance holding company that owns our principal financial guaranty subsidiaries, Radian Asset Assurance Inc. (“Radian Asset Assurance”) and Radian Asset Assurance Limited (“RAAL”). Our principal executive offices are located at 1601 Market Street, Philadelphia, Pennsylvania 19103, and our telephone number is (215) 231-1000.

Terminated Merger with MGIC Investment Corporation (“MGIC”). On February 6, 2007, we and MGIC, the largest private mortgage insurer in the industry, entered into an Agreement and Plan of Merger pursuant to which we agreed, subject to the terms and conditions of the merger agreement, to merge with and into MGIC, with the combined company to be renamed MGIC Radian Financial Group Inc.

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

Additional Information. We maintain a website with the address www.radian.biz. We are not including or incorporating by reference the information contained on our website into this report. We make available on our website, free of charge and as soon as reasonably practicable after we file with, or furnish to, the SEC, copies of our most recently filed Annual Report on Form 10-K, all Quarterly Reports on Form 10-Q and all Current Reports on Form 8-K, including all amendments to those reports. In addition, copies of our guidelines of corporate governance, code of business conduct and ethics (which includes the code of ethics applicable to our chief executive officer, principal financial officer and principal accounting officer) and the governing charters for each committee of our board of directors are available free of charge on our website, as well as in print to any stockholder upon request.

A. Mortgage Insurance Business (General)

Our mortgage insurance business provides credit-related insurance coverage, principally through private mortgage insurance, and risk management services to mortgage lending institutions located throughout the U.S. and in limited, select countries outside the U.S. We provide these products and services mainly through our wholly-owned subsidiaries, Radian Guaranty Inc. (“Radian Guaranty”), Radian Insurance Inc. (“Radian Insurance”) and Amerin Guaranty Corporation (“Amerin Guaranty”).

Private mortgage insurance protects mortgage lenders from all or a portion of default-related losses on residential mortgage loans made mostly to home buyers who make down payments of less than 20% of the home’s purchase price. Private mortgage insurance also facilitates the sale of these mortgage loans in the secondary mortgage market, most of which are sold to Freddie Mac and the Federal National Mortgage Association (“Fannie Mae”). We sometimes refer to Freddie Mac and Fannie Mae together as “Government Sponsored Enterprises” or “GSEs.”

Our mortgage insurance segment, through Radian Guaranty, offers private mortgage insurance coverage on residential first-lien mortgages. We have used Radian Insurance to provide credit enhancement for mortgage-related capital market transactions and to write credit insurance on mortgage-related assets such as international insurance transactions and credit default swaps. We also insured net interest margin securities (“NIMS”) and second-lien mortgages through Radian Insurance and second-lien mortgages in Amerin Guaranty, although we have discontinued writing new insurance for these products and other capital markets transactions. We refer to the risk associated with products other than residential first-lien mortgages as “other risk in force”. At December 31, 2007, our other risk in force was 23.3% of our total mortgage insurance risk in force. 78% of this other risk in force was contained in two large international transactions.

Premiums written and earned by our mortgage insurance segment for the last three fiscal years were as follows:

	2007	2006	2005
Net premiums written (in thousands)
Primary and Pool Insurance	$835,961	$723,213	$752,194
Seconds	27,236	57,935	56,092
International	35,306	20,375	25,612

Net premiums written—insurance	898,503	801,523	833,898
Net premiums written—credit derivatives	56,610	47,588	43,734

Net premiums written	$955,113	$849,111	$877,632

Net premiums earned (in thousands)
Primary and Pool Insurance	$730,966	$715,136	$712,538
Seconds	32,744	52,588	50,043
International	15,549	7,028	1,584

Net premiums earned—insurance	779,259	774,752	764,165
Net premiums earned—credit derivatives	64,263	37,263	42,732

Net premiums earned	$843,522	$812,015	$806,897

1. Traditional Types of Coverage (General—Mortgage Insurance)

Primary Mortgage Insurance. Primary mortgage insurance provides protection against mortgage default on prime and non-prime mortgages (discussed below under “Risk in Force/Net Par Outstanding—Mortgage Insurance—Lender and Mortgage Characteristics”) at a specified coverage percentage. When there is a claim, the coverage percentage is applied to the claim amount—which consists of the unpaid loan principal, plus past due interest and certain expenses associated with the default—to determine our maximum liability. We provide primary mortgage insurance on both a flow basis (which is loan-by-loan) and a structured basis (in which we insure a group of individual loans). Our structured business can be written in a “second to pay” or “second-loss” position, meaning that we are not required to make a payment until a certain amount of losses have already been recognized. See “Types of Transactions” below.

In 2007, we wrote $57.1 billion of primary mortgage insurance, of which 70.6% was originated on a flow basis and 29.4% was originated on a structured basis, compared to $40.1 billion of primary mortgage insurance written in 2006 of which 63.2% was originated on a flow basis and 36.8% was originated on a structured basis. Primary insurance on first-lien mortgages made up 91% of our total first-lien mortgage insurance risk in force at December 31, 2007.

Pool Insurance. We offer pool insurance on a limited basis. Pool insurance differs from primary insurance in that our maximum liability is not limited to a specific coverage percentage on each individual mortgage. Instead, an aggregate exposure limit, or “stop loss,” generally between 1% and 10%, is applied to the initial aggregate loan balance on a group or “pool” of mortgages. In addition to a stop loss, many pool policies are written in a second-loss position. We believe the deductible and stop loss features are important in limiting our exposure on a specified pool.

Premium rates for our pool insurance business are generally lower than primary mortgage insurance rates due to the aggregate stop loss. As a result of these lower premium rates, the lack of exposure limits on individual loans, and the greater concentration of risk in force associated with much of our pool insurance, the rating agency capital requirements per dollar of risk for this product are generally more restrictive than for primary insurance. In 2007, we wrote $261 million of pool insurance risk, compared to $359 million of pool insurance risk written in 2006. Pool insurance on first-lien mortgages made up approximately 9% of our total first-lien mortgage insurance risk in force at December 31, 2007.

We write most of our pool insurance in the form of credit enhancement on residential mortgage loans underlying residential mortgage-backed securities, whole loan sales and other structured transactions. An insured pool of mortgages may contain mortgages that are already covered by primary mortgage insurance, and the pool insurance is secondary to any primary mortgage insurance that exists on mortgages within the pool. Generally, the mortgages we insure with pool insurance are similar to primary insured mortgages.

Modified Pool Insurance. We also write modified pool insurance, which differs from standard pool insurance in that it includes an exposure limit on each individual loan as well as a stop loss feature for the entire pool of loans. Modified pool insurance and the related risk in force is included in our primary mortgage statistics.

2. Types of Transactions (General—Mortgage Insurance)

Our mortgage insurance business provides credit enhancement mainly through two forms of transactions. We write mortgage insurance on an individual loan basis, which is commonly referred to as “flow” business, and we insure multiple mortgages in a single transaction, which is commonly referred to as “structured” business. In flow transactions, mortgages typically are insured as they are originated, while in structured deals, we typically provide insurance on mortgages after they have been originated and closed. For 2007, our mortgage insurance business wrote $40.3 billion of flow business and $16.8 billion in structured transactions, compared to $25.4 billion of flow business and $14.7 billion in structured transactions for 2006.

In structured mortgage insurance transactions, we typically insure the individual mortgages included in the structured portfolio up to specified levels of coverage. Most structured mortgage insurance transactions that we have insured involved non-traditional mortgages, such as non-prime mortgages or mortgages with higher than average balances. A single structured mortgage insurance transaction may include primary insurance or pool insurance, and an increasing number of structured transactions have both primary and pool components. We are not currently writing such business on non-prime mortgages.

We also have insured mortgage-related assets, such as mortgage-backed securities in structured transactions. In these transactions, similar to our financial guaranty insurance business, we insured the timely payment of principal and interest to the holders of debt securities, the payment for which is backed by a pool of residential mortgages. Unlike our traditional flow and structured transactions, in our residential mortgage-backed securities transactions, we do not insure the payment of the individual loans in the pool, but rather that there will be aggregate payments on the pool of loans sufficient to meet the principal and interest payment obligations to the holders of the debt securities. Some structured transactions include a risk-sharing component under which the insured or a third-party assumes a first-loss position or shares in losses in some other manner. Given market conditions, we are not currently writing such business.

Opportunities for structured transactions depend on a number of macroeconomic factors, and thus, the volume of structured transactions we enter into can vary significantly from year to year. In 2007, we wrote $16.8 billion of primary mortgage insurance in structured transactions, consisting of approximately 20.5% prime loans and 79.5% non-prime loans, compared to $14.7 billion of primary new insurance written in structured transactions in 2006, of which 27.1% was prime loans and 72.9% was non-prime loans. Also in 2007, we wrote $258.9 million of pool mortgage insurance risk in structured transactions, compared to $324.3 million in 2006. For 2008, we expect to write less business in structured transactions, and these transactions will primarily contain higher credit quality mortgage loans.

3. Non-Traditional Forms of Credit Enhancement (General—Mortgage Insurance)

In addition to traditional mortgage insurance, we provide other forms of credit enhancement on residential mortgage assets. Until recently, these products were a growing part of our total mortgage insurance business. However, in light of the current housing and credit market turmoil, characterized by declining home prices in certain markets, deteriorating credit performance of mortgage assets—particularly subprime—and reduced liquidity for many participants in the mortgage industry, we have significantly reduced or eliminated the amount of non-traditional business we have been writing. With respect to both second-lien mortgages and NIMS, which have resulted in significant losses in our mortgage insurance business during 2007, we do not expect to insure these products again in the future.

Second-Lien Mortgages. In addition to insuring first-lien mortgages, to a lesser extent, we also provided primary or modified pool insurance on second-lien mortgages. Beginning in 2004, we began limiting our participation in these transactions to situations (1) where there was a loss deductible or other first-loss protection that preceded our loss exposure or (2) where a lender otherwise was required to share in a significant portion of any losses. Despite these measures, our second-lien business was largely susceptible to the disruption in the housing market and the subprime mortgage market during 2007. We significantly reduced the amount of new second-lien business we had been writing in a first-loss position during the first quarter of 2007. We wrote $30 million of second-lien mortgage insurance risk in 2007, with no risk written in the fourth quarter, compared to $280 million of risk written in 2006 and $668 million written in 2005. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview of Business Results—Mortgage Insurance—Second-Lien Mortgages” below for information regarding our recent loss experience and total loss expectations with respect to second-lien mortgages.

Credit Enhancement on Net Interest Margin Securities. We provided credit enhancement on NIMS bonds. A NIMS bond represents the securitization of a portion of the excess cash flow and prepayment penalties from a mortgage-backed security comprised mostly of subprime mortgages. The majority of this excess cash flow consists of the spread between the interest rate on the mortgage-backed security and the interest generated from the underlying mortgage collateral. Historically, issuers of mortgage-backed securities would have earned this excess interest over time as the collateral aged, but market efficiencies enabled these issuers to sell a portion of their residual interests to investors in the form of NIMS bonds. Typically, the issuer retained a significant portion of the residual interests, which was subordinated to the NIMS bond in a first-loss position, so that the issuer would suffer losses associated with any shortfalls in residual cash flows before the NIMS bond experienced any losses.

On the NIMS bonds for which we have provided credit protection, our policy covers any principal and interest shortfalls on the insured bonds. For certain deals, we only insured a portion of the NIMS bond that was issued. The NIMS transactions that we have insured were typically rated BBB or BB at inception based on the amount of subordination and other factors. The $604 million of risk in force associated with NIMS at December 31, 2007, representing 1.3% of our total risk in force, comprised 37 deals with an average notional balance of $16 million ($59 million at origination) and a total notional balance of $704 million. The average expiration of our existing NIMS transactions is approximately two years. At December 31, 2007, our risk in force related to NIMS had decreased by approximately $108 million from September 30, 2007, primarily reflecting the normal, rapid paydown of the insured securities. In addition, in the fourth quarter of 2007, as a risk mitigation initiative, we purchased, at a discount to par, some of our insured NIMS bonds, thereby contributing to the reduction in our overall risk on NIMS.

Approximately 39% or $234 million of our total risk in force on NIMS as of December 31, 2007 was written in the first half of 2007. Almost all of our 2007 NIMS business was with large national lenders, reflecting our decision to diversify away from doing NIMS with monoline subprime lenders. In addition, the 2007 NIMS bonds and the mortgage securitizations underlying the NIMS bonds, have been structured with more over-collateralization to meet adjustments to the ratings methodologies employed by the major ratings agencies.

NIMS are a relatively unproven product with volatile performance history, particularly in the current declining housing market. Like second-liens, NIMS bonds have largely been susceptible to the disruption in the housing market and the subprime mortgage market during 2007. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview of Business Results—Mortgage Insurance—NIMS” below for information regarding our total loss expectations with respect to NIMS.

Domestic Credit Default Swaps. In our mortgage insurance business, we sold protection on residential mortgage-backed securities through credit default swaps. A credit default swap is an agreement to pay our counterparty should an underlying security or the issuer of such security suffer a specified credit event, such as nonpayment, downgrade or a reduction of the principal of the security as a result of defaults in the underlying collateral. A credit default swap operates much like a financial guaranty insurance policy in that our obligation to pay is absolute. Unlike with most of our mortgage insurance and financial guaranty products, however, our ability to engage in loss mitigation is generally limited. Further, in a credit default swap structure, there is no requirement that our counterparty hold the security for which credit protection is provided. This has the effect of greatly increasing the volume and liquidity in the market. In 2007, our mortgage insurance segment did not write any new credit protection on residential mortgage-backed securities in credit default swap form, compared to $32 million in notional value written in 2006. We are not currently writing any such business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview of Business Results—Mortgage Insurance—Credit Default Swap” below for information regarding our total loss expectations with respect to credit default swaps.

International Mortgage Insurance Operations. Our International Mortgage Group carefully reviews and assesses international markets for opportunities to expand our mortgage insurance operations in areas where we believe our business would produce acceptable risk adjusted returns. In 2007, we wrote $197 million of mortgage insurance risk related to our international business compared to $86 million in 2006.

International mortgage insurance transactions can take the form of primary or pool mortgage insurance, reinsurance or credit default swaps. In the fourth quarter of 2005, we wrote $7.3 billion in notional value of credit protection in credit default swap form on two large AAA tranches of mortgage-backed securities, one in Germany and one in Denmark. Due to foreign currency changes since we underwrote such risk, the current U.S. dollar-denominated risk has increased to $8.2 billion, representing 18.2% of our total risk in force. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview of Business Results—Mortgage Insurance—Credit Default Swaps” below.

We currently have several reinsurance arrangements in place in Australia. We recently cancelled the authorization of Radian Europe Limited (“Radian Europe”) to engage in the business of insurance in the United Kingdom and other European Union member states. No business had been written by Radian Europe. Approximately $62 million, which represents Radian Europe’s capital, was distributed back to Radian Guaranty in the fourth quarter of 2007.

We have written our international mortgage insurance business through Radian Insurance. As discussed below under “Ratings—S&P”, S&P recently downgraded Radian Insurance from AA- to A-, triggering termination rights under five of our international transactions. We believe the S&P downgrade will make it difficult for us to continue to write international mortgage insurance business through Radian Insurance, and we are in the process of exploring other alternatives for writing such business.

4. Premium Rates (General—Mortgage Insurance)

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

Premiums for our mortgage insurance may be paid by the lender, which will in turn charge a higher interest rate to the borrower, or directly by the borrower. We price our borrower-paid flow business based on rates that we have filed with the various state insurance departments. We generally price our structured business and some lender-paid business based on the specific characteristics of the insured portfolio, which can vary significantly from portfolio to portfolio depending on a variety of factors, including the quality of the underlying loans, the credit history of the borrowers, the amount of coverage required and the amount, if any, of credit protection or subordination in front of our risk exposure.

5. Underwriting (General—Mortgage Insurance)

Delegated Underwriting. We have a delegated underwriting program with a number of our customers. Our delegated underwriting program enables us to meet lenders’ demands for immediate insurance coverage by having us commit to insure loans that meet agreed-upon underwriting guidelines. Our delegated underwriting program currently involves only lenders that are approved by our risk management group, and we routinely audit loans submitted under this program. Once we accept a lender into our delegated underwriting program, however, we generally insure all loans submitted to us by that lender even if the lender has, without our knowledge, not followed our specified underwriting guidelines. A lender could commit us to insure a number of loans with unacceptable risk profiles before we discover the problem and terminate that lender’s delegated underwriting authority. We mitigate this risk through periodic, on-site reviews of selected delegated lenders. As of December 31, 2007, approximately 43% of our total first-lien mortgage insurance in force was originated on a delegated basis, compared to 36% as of December 31, 2006.

Contract Underwriting. Our mortgage insurance business also utilizes its underwriting skills to provide an outsourced underwriting service to its customers known as contract underwriting. For a fee, we underwrite our customers’ loan files for secondary market compliance (i.e., for sale to GSEs), while concurrently assessing the file for mortgage insurance, if applicable. Contract underwriting continues to be a popular service to our mortgage insurance customers. During 2007, loans underwritten via contract underwriting accounted for 12.3% of applications, 11.5% of commitments for insurance and 10.1% of insurance certificates issued for flow business.

We give recourse to our customers on loans that we underwrite for compliance. Typically, we agree that if we make a material error in underwriting a loan, we will provide a remedy to the customer by repurchasing or placing additional mortgage insurance on the loan, or by indemnifying the customer against loss. Providing these remedies means we assume some credit risk and interest-rate risk if an error is found during the limited remedy period, which may be up to seven years, but typically is only two years. Rising mortgage interest rates or an economic downturn may expose the mortgage insurance business to an increase in such costs. During 2007, we processed requests for remedies on less than 1% of the loans underwritten and sold a number of loans previously acquired as part of the remedy process. We expect this may increase in 2008 due to the increases in delinquencies and foreclosures throughout the mortgage industry. We closely monitor this risk and negotiate our underwriting fee structure and recourse agreements on a client-by-client basis. We also routinely audit the performance of our contract underwriters to ensure that customers receive quality underwriting services.

B. Financial Guaranty Business (General)

Our financial guaranty business mainly insures and reinsures credit-based risks through our wholly-owned subsidiary, Radian Asset Assurance and through its wholly-owned subsidiary, RAAL, located in the United Kingdom.

Financial guaranty insurance typically provides an unconditional and irrevocable guaranty to the holder of a financial obligation of full and timely payment of principal and interest when due. Financial guaranty insurance may be issued at inception of an insured obligation or may be issued for the benefit of a holder of an obligation in the secondary market, to institutional holders. Financial guaranty insurance generally lowers an issuer’s cost of borrowing when the insurance premium is less than the value of the spread (commonly referred to as the “credit spread”) between the market yield required to be paid on the insured obligation (carrying the credit rating of the insurer) and the market yield required to be paid on the obligation if sold on the basis of its uninsured credit rating. Financial guaranty insurance also can increase the marketability of obligations issued by infrequent or unknown issuers or obligations with complex structures. Investors generally benefit from financial guaranty insurance through increased liquidity in the secondary market, reduced exposure to price volatility caused by changes in the credit quality of the underlying insured issue, and added protection against loss in the event of the obligor’s default on its obligation.

Our financial guaranty business offers the following products:

•

Public Finance—Insurance of public finance obligations, including tax-exempt and taxable indebtedness of states, counties, cities, special service districts, other political subdivisions and tribal finance and for enterprises such as airports, public and private higher education and health care facilities, project finance and private finance initiative assets in sectors such as schools, healthcare and infrastructure projects. The issuers of public finance obligations we insure are typically rated investment grade without the benefit of our insurance;

•

Structured Finance—Insurance of structured finance obligations, including collateralized debt obligations (“CDOs”) and asset-backed securities (“ABS”), consisting of funded and non-funded “synthetic” executions that are payable from or tied to the performance of a specific pool of assets. Examples of the pools of assets that underlie structured finance obligations include corporate loans and bonds, residential and commercial mortgages, a variety of consumer loans, equipment receivables and real and personal property leases. The structured finance obligations we insure are generally rated investment-grade at the time we issue our insurance policy, without the benefit of our insurance;

•

Financial Solutions—Financial solutions products (which we include as part of our structured finance business), including guaranties of securities exchange clearinghouses, excess-Securities Investor Protection Corporation (“SIPC”) insurance for brokerage firms and excess-Federal Deposit Insurance Corporation (“FDIC”) insurance for banks; and

•

Reinsurance—Reinsurance of domestic and international public finance obligations, including those issued by sovereign and sub-sovereign entities, as well as reinsurance of structured finance and financial solutions obligations.

In October 2005, we exited the trade credit reinsurance line of business. Accordingly, this line of business has been placed into run-off and we have ceased initiating new trade credit reinsurance contracts.

The following table summarizes the net premiums written and earned by our financial guaranty business’s various products for the last three fiscal years:

	Year Ended December 31
	2007	2006	2005
	(In thousands)
Net premiums written:
Public finance direct	$60,117	$79,655	$73,049
Public finance reinsurance	86,821	81,065	77,797
Structured finance direct	16,594	18,772	21,023
Structured finance reinsurance	21,933	18,676	20,422
Trade credit reinsurance	1,264	4,599	35,023

	186,729	202,767	227,314
Impact of recapture (1)	—	—	(54,742)

Net premiums written—insurance	186,729	202,767	172,572
Net premiums written—credit derivatives	43,043	60,107	50,483

Total net premiums written	$229,772	$262,874	$223,055

Net premiums earned:
Public finance direct	$45,770	$32,517	$32,519
Public finance reinsurance	44,667	37,765	34,413
Structured finance direct	17,325	19,446	21,002
Structured finance reinsurance	22,957	21,086	20,174
Trade credit reinsurance	2,303	21,476	49,309

	133,022	132,290	157,417
Impact of recapture (1)	—	—	(4,539)

Net premiums earned—insurance	133,022	132,290	152,878
Net premiums earned—credit derivatives	62,066	71,541	58,895

Total net premiums earned	$195,088	$203,831	$211,773

(1)	Amount represents the immediate impact of reinsurance business recaptured by one customer in 2005 (referred to herein as the “2005 recapture”). See Note 2 of Notes to Consolidated Financial Statements for more information regarding this recapture.

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

For public finance transactions, premium rates typically are stated as a percentage of debt service, which includes total principal and interest. For structured finance obligations, premium rates are typically stated as a percentage of the total principal. Premiums are generally non-refundable. Premiums paid in full at inception are initially recorded as unearned premiums and “earned” over the life of the insured obligation (or the coverage period for such obligation, if shorter). Premiums paid in installments are generally recorded as revenue in the accounting period in which coverage is provided. The long and relatively predictable premium earnings pattern from our public finance and structured products transactions provides us with a relatively predictable source of future “earned” revenues.

The establishment of a premium rate for a transaction reflects some or all of the following factors:

•	issuer-related factors, such as the issuer’s credit strength and sources of income;

•	servicer-related factors, such as the ability of our counterparty or third-party servicer to manage the underlying collateral and the servicer’s credit strength and sources of income;

•

obligation-related factors, such as the type of issue, the type and amount of collateral pledged, the revenue sources and amounts, the existence of structural features designed to provide additional credit enhancement should collateral performance not meet original expectations, the nature of any restrictive covenants, the length of time until the obligation’s stated maturity, and our ability to mitigate potential losses; and

•	insurer and market-related factors, such as rating agency capital charges, competition, if any, from other insurers and the credit spreads in the market available to pay premiums.

1. Public Finance (General—Financial Guaranty)

Financial guaranty of public finance obligations provides credit enhancement of bonds, notes and other evidences of indebtedness issued by states and their political subdivisions (for example, counties, cities or towns), school districts, utility districts, public and private non-profit universities and hospitals, public housing and transportation authorities, tribal governments and authorities and other public and quasi-public entities such as airports, public and private higher education and healthcare facilities. Public finance transactions may also include project finance and public finance initiatives. Municipal bonds can be categorized generally into tax-backed bonds and revenue bonds. Tax-backed bonds, which include general obligation bonds, are backed by the taxing power of the governmental agency that issues them, while revenue bonds are backed by the revenues generated by a specific project such as bridge or highway tolls, or by rents or hospital fees. Insurance provided to the public finance market has been and continues to be a significant source of revenue for our financial guaranty business. Public finance direct business represented 26.8% of financial guaranty net insurance premiums written, including credit derivatives, in 2007, compared to 30.5% in 2006. Our public finance business is subject to seasonality. We generally experience an increase in public finance business written during the second and fourth quarters of each fiscal year commensurate with the higher municipal volume of originations occurring during these periods in the sectors in which we participate.

2. Structured Finance (General—Financial Guaranty)

The structured finance market includes the market for both synthetic and funded CDOs, which generally consist of multiple pools of corporate obligations and asset-backed securities as well as asset-backed or mortgage-backed obligations. Each asset in the pool is typically of a different credit quality or possesses different characteristics with respect to interest rates, amortization and level of subordination. At December 31, 2007, we had $47.9 billion of notional exposure related to credit protection of direct structured finance transactions, compared to $45.0 billion at December 31, 2006. Structured finance direct business represented 25.3% of financial guaranty net premiums written, including credit derivatives in 2007, compared to 29.7% in 2006. Although Radian Asset Assurance has been an active participant in the structured finance market, especially the synthetic corporate CDO market, we believe that this market will shrink dramatically in 2008 and will likely represent a very small part of our financial guaranty new business written.

Funded asset-backed obligations usually take the form of a secured interest in a pool of assets, often of uniform credit quality, such as credit card or auto loan receivables or commercial or residential mortgages. Funded asset-backed securities also may be secured by a few specific assets such as utility mortgage bonds and multi-family housing bonds. In low interest rate environments and when credit spreads are tight, our ability to participate in the funded asset-backed market is limited.

Synthetic transactions are tied to the performance of pools of assets, but are not secured by those assets. Most of the synthetic transactions we insure are CDOs, where we typically assume credit risk on defined portfolios of referenced corporate credits, asset-backed securities, residential and commercial mortgage-backed securities and/or a combination of these asset types. A portion of these CDOs consist of synthetic commercial or residential mortgage-backed securities or other synthetic consumer asset-backed securities. See “Risk in Force/Net Par Outstanding—Financial Guaranty—Exposure to Residential and Commercial Mortgage-Backed Securities”. The transfer of this type of credit risk typically is done through synthetic credit default swaps.

With respect to CDOs that we insure, we generally are required to make payments to our counterparty upon the occurrence of (1) certain specified credit-related events related to the borrowings or bankruptcy of obligors contained within pools of investment grade corporate obligations or (2) in the case of pools of mortgage or other asset-backed obligations, upon the occurrence of certain specified credit-related events related to the specific obligations in the pool. The corporate CDO pools we insure can range in size from 80 to 249 or more obligors or obligations, most of which are investment grade at the time we begin providing credit protection.

Typically, we provide protection up to a specified exposure amount that tends to range from $20.0 million to $40.0 million per obligor or obligation (but may be as low as $10.0 million per obligor or obligation or up to $60.0 million per obligor or obligation in specific transactions), with an aggregate exposure of $20.0 million to $600.0 million per transaction. Our exposure varies significantly from transaction to transaction. To manage the amount of risk we incur on these transactions, we have set internal limits as to the aggregate risk per obligor, industry sector and tranche size that we are willing to insure, and we comply with applicable insurance regulations limiting the size and composition of the pools we insure. We also have developed a methodology for aggregating risk across insured pools. See “Risk Management—Financial Guaranty” below for additional information regarding our risk management of our CDO portfolio.

With respect to synthetic credit default swaps covering a specific obligation rather than a pool of debt obligations or referenced entities, our payment obligations to our counterparties are generally the same as those we have when insuring the underlying obligations. We agree to pay our counterparty should an underlying security or the issuer of such security suffer a specified credit event, such as nonpayment of scheduled interest or principal, or a reduction of the principal of the security as a result of defaults in the underlying collateral. For example, when providing synthetic credit protection for one or more specified obligations, if an event occurred resulting in the acceleration of principal and interest on an underlying obligation, we generally would be responsible for paying these amounts to our counterparty on their regularly scheduled dates, despite the counterparty’s not holding the obligation or directly suffering a loss for such amount.

In addition, with respect to corporate CDOs, CDOs of asset-backed securities (including residential and commercial mortgage-backed securities) and other secondary market transactions for which we provide synthetic credit protection, we generally do not have recourse or other rights and remedies against the issuer and/or any related collateral for amounts we may be obligated to pay under these transactions. Even when we have recourse or rights and remedies in a synthetic credit protection transaction, they are generally much more limited than the recourse, rights and remedies we generally have in our more traditional financial guaranty transactions.

The same corporate obligor may exist in a number of our structured finance obligations. The five largest corporate obligors, measured by gross nominal (nondiscounted) exposures, in our direct written book as of December 31, 2007 represented approximately $10.6 billion of our total nominal exposure, compared to $9.9 billion for 2006. Because each transaction has a distinct subordination requirement, prior credit events would typically have to occur with respect to several obligors in the pool before we would have an obligation to pay in respect of any particular obligor, meaning that our risk adjusted exposure to each corporate obligor in a CDO pool is significantly less than our nominal exposure. In the unlikely event that each one of our five largest corporate obligors were to have defaulted at December 31, 2007, absent any other defaults in the CDOs in which these obligors were included, we would not have incurred any losses due to the significant subordination remaining in each transaction in which they were included in the pool.

We monitor not only the nominal exposure for each obligor for which we provide protection, but also risk-adjusted measures, taking into account, among other factors, our assessment of the relative risk that would be represented by direct exposure to the particular obligor and the remaining subordination in the transactions in which we are exposed to a particular obligor. On occasion, we may have some limited exposure to our affiliates, C-BASS and Sherman, under our structured finance transactions, although this exposure generally constitutes a small part of any such transaction and is insignificant in the aggregate. Initial subordination before we are obligated to pay a claim generally ranges from 12.5% to 25.0% of the initial total pool size.

The following table shows the gross par amounts (net present value) of structured finance obligations originated in each of the years presented:

Type	2007	2006	2005
	(In millions)
Collateralized debt obligations	$13,470	$22,362	$11,152
Asset-backed obligations	2,025	1,305	2,534
Other structured	198	1,436	1,197

Total structured finance	$15,693	$25,103	$14,883

The following table shows the gross par outstanding on structured finance obligations at the end of each of the years presented:

Type	2007	2006	2005
	(In millions)
Collateralized debt obligations	$46,961	$43,989	$22,736
Asset-backed obligations	5,275	4,514	6,024
Other structured	2,656	2,721	1,810

Total structured finance	$54,892	$51,224	$30,570

The net par originated and outstanding on our structured finance obligations is not materially different from the gross par originated and outstanding for each period because we do not cede a material amount of business to reinsurers.

Financial solutions products include guarantees for securities exchange clearinghouses, excess SIPC insurance for U.S. brokerage firms, and excess FDIC insurance for U.S. banks. In our guarantees of securities exchange clearinghouses, we provide credit protection for losses that may be incurred by a clearinghouse as a consequence of a default by a clearing member financial institution. Potential losses arising from a clearing member default are those amounts unpaid by a defaulting clearing member in excess of margin collateral posted by such clearing member and required by the clearinghouse to cover potential clearing losses. In addition, we only pay those amounts that are in excess of an aggregate deductible for the clearinghouse. The deductibles we require are structured such that the underlying risks we insure on these guarantees are typically rated significantly above investment grade without the benefit of our insurance. In our excess-SIPC and excess-FDIC coverage, we provide excess of loss protection for customers of brokerage firms or federally insured banks in the event of losses upon the liquidation of such brokerage firms or banks. Such protection covers only high-quality brokerage firms or banks eligible for insurance protection by SIPC or the FDIC.

3. Reinsurance (General—Financial Guaranty)

We provide reinsurance on direct financial guaranties written by other primary insurers or “ceding companies.” Reinsurance allows a ceding company to write larger single risks and larger aggregate risks while remaining in compliance with the risk limits and capital requirements of applicable state insurance laws and rating agency guidelines. State insurance regulators allow ceding companies to reduce the liabilities appearing on their balance sheets to the extent of reinsurance coverage obtained from licensed reinsurers or from unlicensed reinsurers meeting certain solvency and other financial criteria. Similarly, the rating agencies permit a reduction in both exposures and liabilities ceded under reinsurance agreements, with the amount of credit permitted dependent on the financial strength rating of the reinsurer. Because of the recent significant disruptions in the financial guaranty industry, the future of our reinsurance business is somewhat uncertain, although the current demand for our reinsurance seems to be strong.

We have reinsurance agreements with several of the financial guaranty insurers. These reinsurance agreements generally are subject to termination: (1) upon written notice by either party (ranging from 90 to 120 days) before the specified deadline for renewal; (2) at the option of the ceding company if we fail to maintain applicable ratings or certain financial, regulatory and rating agency criteria; or (3) upon certain changes of control. Upon termination under the conditions set forth in (2) and (3) above, we may be required (under some of the reinsurance agreements) to return to the ceding company all unearned premiums, less ceding commissions, attributable to reinsurance ceded pursuant to these agreements. Upon the occurrence of the conditions set forth in (2) above, regardless of whether or not an agreement is terminated, we may be required to obtain a letter of credit or alternative form of security to collateralize our obligation to perform under that agreement, or we may be obligated to increase the level of ceding commissions paid. These and other matters associated with a downgrade in our subsidiaries’ ratings are discussed in “Risk Factors—Risks Affecting Our Company—A downgrade or potential downgrade of our credit ratings or the insurance financial strength ratings assigned to any of our operating subsidiaries is possible and could weaken our competitive position and affect our financial condition”.

Treaty and Facultative Arrangements. The principal forms of reinsurance agreements are treaty and facultative. Under a treaty arrangement, the ceding company is obligated to cede to us, and we are obligated to assume, a specified portion of all risks, within ranges, of transactions deemed eligible for reinsurance by the terms of a negotiated treaty. Limitations on transactions deemed eligible for reinsurance typically focus on size, security and ratings of the insured obligation. Each treaty is entered into for a defined term, generally one year, with renewals upon mutual consent and rights to early termination (subject to the existing reinsurance risk thereafter extending for the life of the respective underlying obligations) under certain circumstances. The termination rights described above under “Reinsurance” also are typical provisions for the termination of treaty reinsurance arrangements.

In treaty reinsurance, there is a risk that the ceding company may select weaker credits or proportionally larger amounts to cede to us. We mitigate this risk by requiring the ceding company to retain a sizable minimum portion of each ceded risk, and we include limitations on individual transactions and on aggregate amounts within each type of transaction. Under a facultative agreement, the ceding company has the option to offer to us, and we have the option to accept, a portion of specific risks, usually in connection with particular obligations. Unlike under a treaty agreement, where we generally rely on the ceding company’s credit analysis, under a facultative agreement, we often perform our own underwriting and credit analysis to determine whether to accept the particular risk. The majority of our financial guaranty reinsurance is provided under treaty arrangements.

Proportional or Non-Proportional Reinsurance. We typically accept reinsurance risk on either a proportional or non-proportional basis. Proportional relationships are those in which we and the ceding company share a proportionate amount of the premiums and the losses of the risk subject to reinsurance. In addition, we generally pay the ceding company a commission, which typically is related to the ceding company’s underwriting and other expenses in connection with obtaining the business being reinsured. Non-proportional relationships are those in which the losses, and consequently, the premiums paid are not shared by the ceding company and us on a proportional basis. Non-proportional reinsurance can be based on an excess-of-loss or first-loss basis. Under excess-of-loss reinsurance agreements, we provide coverage to a ceding company up to a specified dollar limit for losses, if any, incurred by the ceding company in excess of a specified threshold amount. A first-loss reinsurance agreement is a form of structural credit enhancement that provides coverage to the ceding company on the first dollar of loss up to a specified dollar limit for losses. Generally, we do not pay a commission for non-proportional reinsurance. However, the same factors that affect the payment of a ceding commission in proportional arrangements also may be taken into account with respect to non-proportional reinsurance to determine the proportion of the aggregate premium paid to us. The majority of our financial guaranty reinsurance business is originated on a proportional basis.

4. European Operations (General—Financial Guaranty)

Through RAAL, we have additional opportunities to write financial guaranty insurance in the United Kingdom and, subject to compliance with the European passporting rules, in other countries in the European Union. RAAL primarily insures synthetic credit default swaps which are substantially reinsured (at least 90% of the risk) by Radian Asset Assurance. RAAL accounted for $14.4 million of direct premiums written in 2007 (or 12.0% of financial guaranty’s 2007 direct premiums written), which is a $5.2 million increase from the $9.2 million or 5.8% of direct premiums written in 2006.

C. Financial Services Business (General)

Our financial services segment includes the credit-based businesses conducted through our affiliates, C-BASS and Sherman. We currently hold a 46% equity interest in C-BASS and a 21.8% equity interest in Sherman.

1. C-BASS (General—Financial Services)

C-BASS is an unconsolidated, less than 50%-owned investment that is not controlled by us. We and MGIC each own 46% of C-BASS, with the remaining interests owned by management of C-BASS. Historically, C-BASS has been principally engaged as a mortgage investment and servicing company specializing in the credit risk of subprime single-family residential mortgages. As a result of the disruption in the subprime mortgage market during 2007, C-BASS ceased purchasing mortgages and mortgage securities and its securitization activities in the third quarter of 2007 and sold its loan-servicing platform in the fourth quarter of 2007. On July 29, 2007, we concluded that there were indicators that a material charge for impairment of our investment in C-BASS was required under accounting principles generally accepted in the United States of America (“GAAP”). In November 2007, we received financial statements from C-BASS as of September 30, 2007, at which point we made a final determination with respect to impairment. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Summary—Financial Services—C-BASS,” for more information regarding the events leading to the impairment of our interest in C-BASS as well as the sale of C-BASS’s servicing platform. The orderly run-off of C-BASS’s business is dictated by an override agreement under which we, MGIC and all of C-BASS’s creditors are parties. The agreement provides the basis for the collection and distribution of cash generated from C-BASS’s whole loans and securities portfolio, as well as the sale of certain assets, including the servicing platform.

2. Sherman (General—Financial Services)

Sherman is a consumer asset and servicing firm specializing in charged-off and bankruptcy plan consumer assets, which are generally unsecured, that Sherman typically purchases at deep discounts from national financial institutions and major retail corporations and subsequently seeks to collect. In addition, Sherman originates subprime credit card receivables through its subsidiary CreditOne and has a variety of other similar ventures related to consumer assets. On September 19, 2007, we sold to an entity owned by Sherman’s management approximately 43.4% of our equity interest in Sherman. Concurrent with this sale, we also granted to another entity owned by Sherman’s management the right to purchase our remaining equity interest in Sherman at any time during the one year period following September 19, 2007. See “Management’s Discussion and Analysis of

Financial Condition and Results of Operations—Business Summary—Financial Services—Sherman” for more information regarding the sale of a portion of our equity interest in Sherman and the option granted to Sherman’s management.

II. Risk in Force/Net Par Outstanding

Our business involves taking credit risk in various forms across various asset classes, products and geographies. Credit risk is measured in our mortgage insurance business as risk in force, which represents the maximum exposure that we have at any point in time, and as net par outstanding in our financial guaranty business, which represents our proportionate share of the aggregate outstanding principal on insured obligations. We are also responsible for the timely payment of interest on insured financial guaranty obligations. Our total mortgage insurance risk in force and financial guaranty net par outstanding was $161.2 billion as of December 31, 2007, compared to $142.6 billion as of December 31, 2006. Of the $161.2 billion of total risk in force/net par outstanding as of December 31, 2007, approximately 72% consists of financial guaranty risk and 28% of mortgage insurance risk.

A. Mortgage Insurance (Risk in Force/Net Par Outstanding)

Our primary mortgage insurance risk in force was $31.6 billion as of December 31, 2007, compared to $25.3 billion as of December 31, 2006. We analyze our portfolio in a number of ways to identify any concentrations or imbalances in risk dispersion. We believe the performance of our mortgage insurance portfolio is affected significantly by:

•	the age of the loans insured;

•	the geographic dispersion of the properties securing the insured loans;

•	the quality of loan originations; and

•	the characteristics of the loans insured (including loan-to-value (“LTV”), purpose of the loan, type of loan instrument and type of underlying property securing the loan).

Persistency rates, defined as the percentage of insurance in force that remains on our books after any 12-month period, are a key indicator for the primary mortgage insurance industry. Because most of our insurance premiums are earned over time, higher persistency rates enable us to recover our policy acquisition costs. Therefore, higher persistency rates generally increase the profitability of a mortgage insurer. At December 31, 2007, the persistency rate of our primary mortgage insurance was 75.4%, compared to 67.3% at December 31, 2006.

1. Primary Risk in Force by Policy Year (Risk in Force/Net Par Outstanding—Mortgage Insurance)

The following table shows the percentage of our primary mortgage insurance risk in force by policy origination year as of December 31, 2007:

2002 and prior	8.1%
2003	9.4
2004	10.6
2005	16.2
2006	19.0
2007	36.7

Total	100.0%

2. Geographic Dispersion (Risk in Force/Net Par Outstanding—Mortgage Insurance)

The following tables show the percentage of direct primary mortgage insurance risk in force by location of property for the top 10 states and top 15 metropolitan statistical areas (“MSAs”) in the U.S. as of December 31, 2007 and 2006:

	December 31
Top Ten States	2007	2006
Florida	9.0%	9.2%
California	8.8	7.8
Texas	6.5	6.5
Georgia	4.8	4.8
Ohio	4.7	4.9
New York	4.4	5.1
Illinois	4.4	4.4
Michigan	3.6	3.8
New Jersey	3.4	3.4
Pennsylvania	3.3	3.5

Total	52.9%	53.4%

	December 31
Top Fifteen MSAs	2007	2006
Atlanta, GA	3.4%	3.5%
Chicago, IL	3.3	3.2
Phoenix/Mesa, AZ	2.3	2.1
New York, NY	2.2	2.5
Houston, TX	2.0	2.0
Washington, DC—MD—VA	1.6	1.3
Riverside—San Bernardino, CA	1.6	1.5
Minneapolis-St. Paul, MN—WI	1.6	1.6
Los Angeles—Long Beach, CA	1.5	1.4
Tampa—St. Petersburg—Clearwater, FL	1.4	1.4
Dallas, TX	1.4	1.3
Las Vegas, NV	1.3	1.2
Philadelphia, PA	1.2	1.3
Denver, CO	1.2	1.2
Miami—Hialeah, FL	1.2	1.3

Total	27.2%	26.8%

The following table shows the percentage of our international mortgage insurance risk in force by location of property as of December 31, 2007 and 2006:

	December 31
International	2007	2006
Denmark	47.9%	45.9%
Germany	44.1	47.9
Hong Kong	5.3	4.0
Netherlands	1.5	1.4
Australia	1.2	0.6
United Kingdom	—	0.2

Total	100.0%	100.0%

3. Lender and Mortgage Characteristics (Risk in Force/Net Par Outstanding—Mortgage Insurance)

Although geographic dispersion is an important component of our overall risk diversification—our strategy has been to limit our exposure in the top 10 states and top 15 MSAs—the quality of the risk in force should be considered in conjunction with other elements of risk diversification such as product distribution and our risk management and underwriting practices. In recent years, we have faced increased competition for traditional prime mortgage credit enhancement. As a result, non-prime mortgages and products such as adjustable rate mortgages (“ARMs”), negative amortizing loans and interest-only loans have grown to represent a greater percentage of our total risk profile. Given current market conditions in which traditional prime mortgages are the predominant mortgage product being originated, we expect that non-prime and other non-traditional products will decrease as a percentage of our overall mortgage insurance risk in force in 2008.

In response to current market conditions, we implemented changes to our underwriting criteria in the fourth quarter of 2007, and we are in the process of adjusting our pricing to reflect our view of the markets for the foreseeable future. The most important change to our underwriting criteria is the adoption of a declining market policy in which we reduce the maximum LTV that we will insure by 5% in any region of the U.S. that experiences a decline in value based on the most recent data produced by the Office of Federal Housing Enterprise Oversight. Based on this process, approximately 60% of the U.S. is experiencing declines and we are correspondingly reducing risk by reducing our maximum LTVs in these areas. In addition, in the third quarter of 2007, we made significant changes to our Alternative A (“Alt-A”) guidelines by restricting our exposure to various combinations of reduced documentation and high-LTV loans. We believe these changes are necessary to improve our risk profile, and we began to see improvement in our fourth quarter 2007 mix of business as a result of these changes, our corporate-wide focus on prime business and the industry-wide shift to higher quality credit.

Loan to Value. One of the most important indicators of claim incidence is the relative amount of a borrower’s equity or down payment that exists in a home. Generally, loans with higher LTVs are more likely to result in a claim than lower LTV loans. For example, claim incidence on mortgages with LTVs between 90.01% and 95% (“95s”) is significantly higher than the expected claim incidence on mortgages with LTVs between 85.01% and 90% (“90s”). We, along with the rest of the industry, have been insuring loans with LTVs between 95.01% and 97% (“97s”) since 1995 and loans with an LTV of between 97.01% and 100% (“100s”) since 2000. These loans are expected to have a higher claim incidence than 95s. We also insure an insignificant amount of loans having an LTV over 100%. We charge a premium for higher LTV loans commensurate with the additional risk and the higher expected frequency and severity of claims. We expect the concentration of loans with LTVs above 97.01% to fall due to a tightening of underwriting guidelines implemented during the fourth quarter of 2007.

Loan Grade. The risk of claim on non-prime loans is significantly higher than that on prime loans. We generally define prime loans as loans where the borrower’s Fair Isaac and Company (“FICO”) score is 620 or higher and the loan file meets “fully documented” standards of our credit guidelines and/or the GSE’s guidelines for fully documented loans. Prime loans made up 58.2% of our primary new insurance written in 2007, compared to 56.3% of primary new insurance written in 2006. As discussed above, we expect that prime loans will constitute a greater percentage of primary new insurance written in 2008 as a result of tighter underwriting standards in the mortgage market as well as our own more restrictive underwriting guidelines.

Within our non-prime mortgage insurance program, we have three defined categories of loans that we insure: Alt-A, A minus and B/C loans. Non-prime lending programs have represented an area of significant growth in the mortgage industry during the last several years, although we believe this trend will likely reverse in 2008 as a result of the tighter underwriting standards in the mortgage market. During 2007, non-prime business accounted for 41.8% of our primary new insurance written in our mortgage insurance business (81.0% of which was Alt-A), compared to 43.7% in 2006 (80.2% of which was Alt-A).

We define Alt-A loans as loans where the borrower’s FICO score is 620 or higher and where the loan documentation has been reduced or eliminated. Because of the reduced documentation, we consider Alt-A business to be more risky than prime business, particularly Alt-A loans to borrowers with FICO scores below

660. We insure Alt-A loans with FICO scores ranging from 620 to 660, but we have measures in place to limit this exposure, and we charge a significantly higher premium for the increased default risk associated with these loans. Alt-A loans tend to have higher balances than other loans that we insure because they are often more heavily concentrated in high-cost areas. Alt-A loans made up 33.9% of our primary new insurance written in 2007, compared to 35.0% of primary new insurance written in 2006.

We generally define A minus loans as loans where the borrower’s FICO score ranges from 575 to 619. This product has come to us both through structured transactions in which the insurance typically is lender-paid and through flow business in which the borrower pays the insurance premium. We also classify loans with certain characteristics originated within the GSE’s automated underwriting system as A minus loans, regardless of the FICO score. Our pricing of A minus loans is tiered into levels based on the FICO score, with increased premiums at each descending tier of FICO score. We receive a significantly higher premium for insuring this product commensurate with the increased default risk. A minus loans made up 7.8% of our primary new insurance written in 2007, compared to 7.4% of primary new insurance written in 2006. Less than 1% of our total primary mortgage risk in force consists of Alt-A loans with FICO scores below 620, which we classify within our A minus portfolio.

We define B/C loans as loans where the borrower’s FICO score is below 575. Certain structured transactions that we insure contain a small percentage of B/C loans. We price these structured transactions to reflect a higher premium on B/C loans due to the increased default risk associated with these types of loans. B/C loans made up approximately 0.1% of total primary new insurance written during 2007, compared to 1.3% of total primary new insurance written in 2006.

We use our own proprietary statistical models to price our mortgage insurance business to produce what we believe are appropriate risk-adjusted rates of return. We have limited our participation in these non-prime markets to mostly Alt-A and A minus loans rather than B/C loans, and we have targeted the business we insure to specific lenders that we believe have proven results and servicing experience in this area.

Adjustable-Rate Mortgages (“ARMs”). Our claim frequency on insured ARMs has been higher than on fixed-rate loans due to monthly payment increases that occur when interest rates rise. We consider a loan an ARM if the interest rate for that loan will reset at any point during the life of the loan. It has been our experience that loans subject to reset five years or later from origination are less likely to result in a claim than shorter term ARMs, and our premium rates for these longer term reset loans are lower to reflect the lower risk.

We also insure Option ARMs, a product that, until recently, was popular in the mortgage market. Option ARMs offer a number of different monthly payment options to the borrower. One of these options is a minimum payment that is below the full amortizing payment, which results in principal being added to the loan balance and the loan balance continually increasing. This process is referred to as negative amortization. Additional premiums are charged for these Option ARMs as a result. As of December 31, 2007, Option ARMs represented approximately 4.9% of our primary mortgage insurance risk in force. As of December 31, 2007, approximately 2.4% of the adjustable rate mortgages we insure are scheduled to reset during 2008, with most of the Option ARMs and interest-only loans that we insure having first time resets in 2009 or later.

Interest-Only Mortgages. We insure interest-only mortgages, where the borrower pays only the interest charge on a mortgage for a specified period of time, usually five to ten years, after which the loan payment increases to include principal payments. These loans may have a heightened propensity to default because of possible “payment shocks” after the initial low-payment period expires and because the borrower does not automatically build equity as payments are made. As of December 31, 2007, interest-only mortgages represented approximately 10.5% of our primary mortgage insurance risk in force.

Loan Size. The average size of loans that we insure has been increasing as a result of our insuring a larger percentage of non-prime loans, in particular Alt-A loans, which tend to have larger loan balances relative to our other loans, and as a result of a general increase in the size of borrowings during the recent past. The increase in average loan size has resulted in a corresponding increase in the average size of loans in default, primarily and most significantly, with respect to Alt-A loans. At December 31, 2007, the average size of loans subject to our primary mortgage insurance was $159,844, compared to $144,910 at December 31, 2006.

Amortization Periods. We believe that 15-year mortgages are less risky than 30-year mortgages, mainly as a result of the faster amortization and the more rapid accumulation of borrower equity in the property. Premium rates for 15-year mortgages are lower to reflect the lower risk. Mortgages with amortization periods beyond 30 years recently have grown in the mortgage market. Our current exposure to these loans is minimal.

Property Type. The risk of claim also is affected by the type of property securing the insured loan. Loans on single-family detached housing are less likely to result in a claim than loans on other types of properties. Conversely, we generally consider loans on attached housing types, particularly condominiums and cooperatives, to be a higher risk due to the higher density of these properties. Our more stringent underwriting guidelines on condominiums and cooperatives reflect this higher expected risk.

We believe that loans on non-owner-occupied homes purchased for investment purposes are more likely to result in a claim and are subject to greater value declines than loans on either primary or second homes. Accordingly, we underwrite loans on non-owner-occupied investment homes more stringently, and we charge a significantly higher premium rate than the rate charged for insuring loans on owner-occupied homes.

It has been our experience that higher-priced properties experience wider fluctuations in value than moderately priced residences and that the high incomes of many people who buy higher-priced homes are less stable than those of people with moderate incomes. Underwriting guidelines for these higher-priced properties reflect these factors.

The following table shows the percentage of our direct primary mortgage insurance risk in force (as determined on the basis of information available on the date of mortgage origination) by the categories indicated as of December 31, 2007 and 2006:

	December 31
	2007	2006
Product Type:
Primary	91.3%	89.4%
Pool	8.7	10.6

Total	100.0%	100.0%

Direct Primary Risk in Force (dollars in millions)	$31,622	$25,311
Lender Concentration:
Top 10 lenders (by original applicant)	47.9%	45.6%
Top 20 lenders (by original applicant)	61.9	59.6
LTV:
95.01% and above	23.8%	17.6%
90.01% to 95.00%	30.6	31.6
85.01% to 90.00%	33.5	35.8
85.00% and below	12.1	15.0

Total	100.0%	100.0%

Loan Grade:
Prime	71.9%	71.9%
Alt-A	18.3	16.7
A minus and below	9.8	11.4

Total	100.0%	100.0%

Loan Type:
Fixed	78.4%	72.5%
ARM (fully indexed) (1)
Less than 5 years	7.6	14.5
5 years and longer	9.2	8.8
ARM (potential negative amortization) (2)
Less than 5 years	4.3	4.1
5 years and longer	0.5	0.1

Total	100.0%	100.0%

FICO Score:
<=619	8.1%	10.6%
620-679	30.2	31.6
680-739	35.6	34.2
>=740	26.1	23.6

Total	100.0%	100.0%

Mortgage Term:
15 years and under	1.4%	3.2%
Over 15 years	98.6	96.8

Total	100.0%	100.0%

Property Type:
Non-condominium (principally single-family detached)	91.8%	92.7%
Condominium or cooperative	8.2	7.3

Total	100.0%	100.0%

	December 31
	2007	2006
Occupancy Status:
Primary residence	92.6%	92.4%
Second home	3.7	3.5
Non-owner-occupied	3.7	4.1

Total	100.0%	100.0%

Mortgage Amount:
Less than $400,000	92.1%	94.7%
$400,000 and over	7.9	5.3

Total	100.0%	100.0%

Loan Purpose:
Purchase	68.9%	66.7%
Rate and term refinance	14.9	15.4
Cash-out refinance	16.2	17.9

Total	100.0%	100.0%

(1)	“Fully Indexed” refers to loans where payment adjustments are the same as mortgage interest-rate adjustments.
(2)	Loans with potential negative amortization will not have increasing principal balances unless interest rates increase as contrasted with scheduled negative amortization where an increase in loan balance will occur even if interest rates do not change.

B. Financial Guaranty (Risk in Force/Net Par Outstanding)

Our financial guaranty net par outstanding was $116.0 billion as of December 31, 2007, compared to $104.0 billion as of December 31, 2006. The following table shows the distribution of our financial guaranty net par outstanding by type of issue and as a percentage of total financial guaranty net par outstanding as of December 31, 2007 and 2006:

	Net Par Outstanding (1)
Type of Obligation	2007		2006
	Amount	Percent	Amount	Percent
	($ in billions)
Public finance:
General obligation and other tax-supported	$25.6	22.1%	$22.0	21.1%
Healthcare and long-term care	12.4	10.7	11.7	11.2
Water/sewer/electric/gas and other investor-owned utilities	10.5	9.0	8.6	8.3
Airports/transportation	6.9	5.9	5.4	5.2
Education	4.2	3.6	4.1	3.9
Housing revenue	0.6	0.5	0.8	0.8
Other municipal (2)	1.8	1.6	1.2	1.2

Total public finance	62.0	53.4	53.8	51.7

Structured finance:
Collateralized debt obligations	47.0	40.5	44.0	42.3
Asset-backed obligations	4.3	3.8	3.5	3.4
Other structured	2.7	2.3	2.7	2.6

Total structured finance	54.0	46.6	50.2	48.3

Total	$116.0	100.0%	$104.0	100.0%

(1)	Represents our proportionate share of the aggregate outstanding principal on insured obligations.
(2)	Represents other types of municipal obligations, none of which individually constitutes a material amount of our financial guaranty net par outstanding.

1. Distribution of Structured Finance Risk (Risk in Force/Net Par Outstanding—Financial Guaranty)

The following table shows the distribution of our $47.0 billion of CDO net par outstanding by type of exposure, by percentage of our total CDO net par outstanding and by percentage of financial guaranty’s total net par outstanding as of December 31, 2007:

Type of CDO	Amount	Percentage of CDO Net Par Outstanding	Percentage of Total Net Par Outstanding
	(in billions)
Synthetic Corporate	$38.8	82.7%	33.4%
Trust Preferred	2.5	5.2	2.1
Assumed	1.8	3.9	1.5
CDO of Commercial Mortgage-Backed Securities (“CMBS”) (1)	1.8	3.9	1.6
Collateralized Loan Obligation (“CLO”) (including Second to Pay)	0.8	1.7	0.7
CDO of ABS (1)	0.8	1.6	0.7
Multi-Sector	0.3	0.6	0.3
Second to Pay (Corporate CDO)	0.2	0.4	0.2

Total CDOs	$47.0	100.0%	40.5%

(1)	For more information regarding this exposure, see “Exposure to Residential and Commercial Mortgage-Backed Securities” below.

The following table shows the distribution of our $4.3 billion of net par outstanding on ABS obligations by type of exposure, by percentage of our total ABS obligation net par outstanding and by percentage of financial guaranty’s total net par outstanding as of December 31, 2007:

Type of Asset-Backed Security	Amount	Percentage of CDO Net Par Outstanding	Percentage of Total Net Par Outstanding
	(in billions)
Consumer Assets	$1.7	39.5%	1.6%
Commercial and other	1.4	32.6	1.2
Residential Mortgage-Backed Securities (“RMBS”) (1)	1.2	27.9	1.0

Total ABS	$4.3	100.0%	3.8%

(1)	For more information regarding this exposure, see “Exposure to Residential and Commercial Mortgage-Backed Securities” below.

2. Largest Single Insured Risks (Risk in Force/Net Par Outstanding—Financial Guaranty)

The following table represents our 10 largest public finance single risks by net par outstanding as of December 31, 2007, along with the credit rating assigned as of that date (in the absence of financial guaranty insurance) to each issuer:

Credit	Credit Rating (1)	Obligation Type	Aggregate Net Par Outstanding as of December 31, 2007 (1)
			(In millions)
New York, NY	AA	General Obligation	$827
California	A+	General Obligation	745
Port Authority of New York & New Jersey	AA-	Transportation	723
Chicago, IL	AA	General Obligation	572
New Jersey Transportation Trust Fund Authority	AA-	General Obligation	541
Washington, G.O	AA+	General Obligation	467
Los Angeles Unified School District, CA	AA-	General Obligation	424
Massachusetts, G.O	AA	General Obligation	414
Metropolitan Transportation Authority, NY	A	Transportation	402
Massachusetts School Building Authority	AA+	Tax-Backed	359

(1)	Indicated ratings as of December 31, 2007 reflect the highest rating assigned to the underlying obligation from the three major rating agencies (Standard & Poor’s Ratings Service (“S&P”), Moody’s Investor Service (“Moody’s”) and Fitch Ratings (“Fitch”)), or, if no such rating has been assigned, our rating estimate of the obligation utilizing rating agency models and methodologies to the extent available. Our rating estimates are subject to revision at any time and may differ from the credit ratings ultimately assigned by the three rating agencies.

The following list of transactions represents our largest structured finance exposures as of December 31, 2007:

•	Seven $600 million transactions representing non-managed, fixed portfolio or “static” synthetic corporate CDOs.

•	One $599 million transaction representing a static, synthetic CDO of commercial mortgage-backed securities.

•	One $563 million transaction representing a static, synthetic corporate CDO.

•	One $502 million transaction representing a managed CDO portfolio of asset-backed securities.

•	28 transactions ($450 million each) representing static, synthetic corporate CDOs.

•

One $450 million transaction representing a CDO in which we are in a second to pay position, meaning that our obligation to pay is conditioned on both a collateral default and another monoline financial guarantor’s failing to pay interest and principal when due.

•	One $450 million transaction representing a static, synthetic CDO of commercial mortgage-backed securities.

The above transactions represent $19.4 billion of net par outstanding, or 16.7% of financial guaranty’s net par outstanding as of December 31, 2007. Each of these transactions is currently rated AAA by S&P. The $502 million transaction referenced above has been placed on negative watch by S&P and is currently rated A- under our internal ratings. See “Exposure to Residential and Commercial Mortgage-Backed Securities” below for more information regarding this transaction.

3. Credit Quality of Insured Risks (Risk in Force/Net Par Outstanding—Financial Guaranty)

The following table identifies our net par outstanding as of December 31, 2007 and 2006 by credit ratings:

	As of December 31
	2007		2006
Credit Rating (1)	Net Par Outstanding	Percent	Net Par Outstanding	Percent
	($ in billions)
AAA	$50.2	43.3%	$43.2	41.5%
AA	20.4	17.6	19.4	18.7
A	22.3	19.2	20.2	19.4
BBB	20.5	17.7	18.3	17.6
BIG (2)	1.8	1.5	1.4	1.4
Not rated	0.8	0.7	1.5	1.4

Total	$116.0	100.0%	$104.0	100.0%

(1)	Indicated ratings reflect the highest rating assigned to the underlying obligation from the three major rating agencies (S&P, Moody’s and Fitch), or, if no such rating has been assigned, our rating estimate of the obligation utilizing rating agency models and methodologies to the extent available. Our rating estimates are subject to revision at any time and may differ from the credit ratings ultimately assigned by the three rating agencies.
(2)	Below investment grade.

4. Geographic Distribution of Insured Risk (Risk in Force/Net Par Outstanding—Financial Guaranty)

The following table shows the geographic distribution of our financial guaranty net par outstanding as of December 31, 2007 and 2006:

	December 31
State	2007	2006
Domestic Public Finance by State:
California	6.2%	5.9%
New York	5.1	4.9
Texas	3.8	4.0
Florida	3.0	3.1
Pennsylvania	2.8	2.8
Illinois	2.7	2.8
New Jersey	2.3	2.2
Massachusetts	2.1	2.2
Washington	1.8	1.7
Colorado	1.6	1.3
Other domestic public finance	17.3	17.9

Total Domestic Public Finance	48.7%	48.8%
Domestic Structured Finance	31.9	35.8
International Public and Structured Finance	19.4	15.4

Total Public and Structured Finance	100.0%	100.0%

For each of the years ended December 31, 2007, 2006 and 2005, financial guaranty premiums written attributable to foreign countries were approximately 1.9%, 2.1%, and 4.2% of total premiums written and 9.8%, 9.0% and 20.6% (16.5% excluding the 2005 recapture) of total financial guaranty premiums written. The decrease from 2005 largely reflects our decision to exit the trade credit reinsurance line of business.

5. Exposure to Residential and Commercial Mortgage-Backed Securities (Risk in Force/Net Par Outstanding—Financial Guaranty)

Our financial guaranty business has exposure to RMBS and CMBS. We retain this exposure through our insurance of CDOs that include asset classes of RMBS or CMBS (referred to as “CDO RMBS” and “CDO CMBS”) and through our insurance of asset-backed securities of RMBS outside of CDOs (referred to as “Non-CDO RMBS”). We do not have any exposure to CMBS outside of CDOs that we insure. Our exposure to RMBS and CMBS is both through our direct insurance and through our reinsurance of business assumed from other financial guarantors.

Non-CDO RMBS Exposure. At December 31, 2007, our insured financial guaranty portfolio included approximately $1.2 billion of net par outstanding related to Non-CDO RMBS. Our exposure to Non-CDO RMBS is spread among 295 transactions and represents 1.0% of financial guaranty’s total net par outstanding as of December 31, 2007.

Included in our Non-CDO RMBS exposure is subprime RMBS exposure, which is spread among 149 transactions with the largest individual exposure being $47.2 million. 65.4% of our financial guaranty Non-CDO subprime RMBS exposure has been assumed as reinsurance, while 34.6% has been insured directly, with no new Non-CDO subprime RMBS having been written directly since 2004. The following table provides additional information regarding our Non-CDO RMBS exposure as of December 31, 2007:

Financial Guaranty Non-CDO RMBS Exposure

($ in millions)

	Total Net Par Outstanding	Net Par Outstanding		% of Non-CDO RMBS Portfolio	2006/2007 Vintage %	% of Net Par Outstanding by Rating
		Direct	Assumed (1)			AAA *	AA *	A *	BBB *	BIG(2)*
Subprime	$423	$147	$276	36.3	10.7/31.6	19.6	0.2	25.8	11.7	42.7
Prime	270	124	146	23.2	7.9/26.2	66.6	9.4	4.2	18.7	1.1
Alt-A	428	78	350	36.7	25.8/32.4	74.3	3.5	3.2	14.0	5.0
Second to Pay	44	0	44	3.8	0.0/85.8	100.0	0.0	0.0	0.0	0.0

Total Non-CDO RMBS	$1,165	$349	$816	100.0	15.2/32.6	53.6	3.6	11.5	13.7	17.6

*	Ratings are based on our rating estimate of the collateral using rating agency models and methodologies to the extent available.
(1)	As of December 31, 2007, we had approximately $169 million of exposure to home equity lines of credit (including $25 million to subprime and $79 million to Alt-A), all of which was assumed from our primary financial guaranty reinsurance customers.
(2)	Below investment grade.

We have no direct financial guaranty exposure to Non-CDO RMBS tranches that were downgraded or placed on negative watch by Moody’s or S&P during their rating actions on RMBS transactions between July 2007 and January 2008.

CDO Subprime RMBS Exposure. We have subprime RMBS exposure through three directly-insured CDOs of ABS with an aggregate net par outstanding of $752.1 million (or 0.7% of financial guaranty’s total net par outstanding as of December 31, 2007). Two of these transactions, with net par outstanding of $502.1 million and $150 million, respectively, are currently rated AAA by S&P, with ratings of A- and AAA, respectively, under our internal ratings. The $502.1 million transaction was placed on negative watch by S&P on January 30, 2008.

The third transaction, representing the remaining $100 million of CDO of ABS net par outstanding, is rated BBB by S&P. At December 31, 2007, we had established a $100 million reserve for this transaction, representing our entire exposure. We began paying claims on this transaction in January 2008, and have paid claims totaling our entire $100 million exposure. For more information regarding this credit see “Management’s Discussion and Analysis of Financial Condition and Result of Operations—Financial Guaranty—Year Ended December 31, 2007 Compared to Year Ended December 31, 2006—Provision for Losses.”

Moody’s and S&P took multiple rating actions that affected RMBS and CDOs of asset backed securities between July 2007 and January 2008. As of December 31, 2007, 18 RMBS credits and four CDOs of ABS credits representing $114.3 million (or 18.3%) of the $625.9 million collateral pool underlying our $502.1 million CDO of ABS transaction had been downgraded. The total subordination in this transaction equals $126.8 million. No collateral has been downgraded or is on negative watch or review for possible downgrade in the transaction with $150 million exposure. The following table provides additional information regarding these two transactions:

	Collateral Pool							Subordination
Net Par Outstanding	RMBS (1)	CMBS	CDO of ABS	CDO of CDO	Other		Total	Amount	% of Collateral (Attachment Point)	% of Collateral (Detachment Point)
($ in millions)								($ in millions)
$ 502.1	65.5%	13.5%	12.6%	3.6%	4.8%		100.0%	$126.8	20.0%	100.0%
$ 150.0	64.8%	0.0%	0.0%	0.0%	35.2%	(2)	100.0%	$78.0	13.0%	38.0%

(1)	Of the RMBS collateral included in the $502.1 million and $150.0 million transactions, approximately 42.5% and 15.8% of this collateral, respectively, represents subprime RMBS.
(2)	Includes 25.2% other ABS collateral.

CDO CMBS Exposure. We have approximately $1.8 billion in exposure to CMBS through four synthetic insured CDOs. These four CDOs, each of which is currently rated AAA by both Moody’s and S&P, contain 127 triple-A rated CMBS tranches (the “CMBS Obligations”) that were issued as part of 88 securitizations (the “CMBS Securitizations”). The following table provides additional information regarding our CMBS exposure as of December 31, 2007:

Financial Guaranty CDO CMBS Exposure

Outstanding Exposure	Number of Obligations	Average Size of Obligation	Average Subordination of Obligation	Total Delinquencies (Average of Securitizations)
$ 353 million	30	$50 million	14%	0.37%
$ 430 million	40	$25 million	13%	0.37%
$ 599 million	30	$80 million	20%	0.35%
$ 450 million	27	$72 million	31%	0.35%

The loan collateral pool supporting the CMBS Obligations consists of 15,000 loans with a balance of approximately $200 billion. The underlying loan collateral is well diversified both geographically and by property type.

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

The following table shows the number of primary and pool loans that we have insured, related loans in default and the percentage of loans in default as of the dates indicated:

	December 31
	2007	2006	2005
Primary Insurance:
Prime
Number of insured loans in force	630,352	563,144	567,574
Number of loans in default (1)	25,339	18,441	20,685
Percentage of loans in default	4.0%	3.3%	3.6%
Alt-A
Number of insured loans in force	172,085	133,633	118,336
Number of loans in default (1)	16,763	7,995	7,510
Percentage of loans in default	9.7%	6.0%	6.3%
A Minus and below
Number of insured loans in force	92,600	89,037	101,414
Number of loans in default (1)	18,746	16,264	16,015
Percentage of loans in default	20.2%	18.3%	15.8%
Total Primary Insurance
Number of insured loans in force	895,037	785,814	787,324
Number of loans in default (1)	60,848	42,700	44,210
Percentage of loans in default	6.8%	5.4%	5.6%
Pool Insurance:
Number of loans in default (1)	26,526 (2)	18,681 (2)	10,194 (2)

(1)	Loans in default exclude loans that are 60 or fewer days past due, in each case as of December 31 of each year.

(2)	Includes 20,193, 13,309 and 3,699 defaults at December 31, 2007, 2006 and 2005, respectively, where reserves have not been established because no claim payment is currently anticipated on such loans.

The default rate in our mortgage insurance business is subject to seasonality. Historically, our mortgage insurance business experiences a fourth quarter seasonal increase in defaults as a result of higher defaults reported towards the end of the year.

Regions of the U.S. may experience different default rates due to varying economic conditions. The following table shows the primary mortgage insurance default rates by our defined regions as of the dates indicated, including prime and non-prime loans:

	December 31
	2007	2006	2005
East North Central	8.50%	7.72%	7.32%
New England	8.16	6.65	5.12
South Atlantic	7.44	5.11	5.45
Mid-Atlantic	6.80	5.75	5.72
East South Central	6.37	5.82	7.11
West North Central	6.29	5.53	5.25
Pacific	5.95	2.81	2.37
West South Central	5.58	5.68	7.96
Mountain	4.79	3.27	3.34

As of December 31, 2007, the two states with the highest primary mortgage insurance default rates were Michigan and Massachusetts, at 11.4% and 10.3%, respectively. We believe that the higher default rates in Massachusetts are attributable to declining home values in the Boston area and that the higher rates in Michigan are related to ongoing problems with the domestic auto industry.

Mortgage insurance claim volume is influenced by the circumstances surrounding the default. The rate at which defaults cure, and therefore do not go to claim, depends in large part on a borrower’s financial resources and circumstances, local housing prices and housing supply (i.e., whether borrowers may cure defaults by selling the property in full satisfaction of all amounts due under the mortgage), interest rates and regional economic conditions. In our first-lien mortgage insurance business, the insured lender is required to complete foreclosure proceedings and obtain title to the property before submitting a claim. It can take anywhere from three months to five years for a lender to acquire title to a property through foreclosure, depending on the state. On average, we do not receive a request for claim payment until 12 to 18 months following a default on a first-lien mortgage. In our second-lien business, we typically are required to pay a claim much earlier, within approximately 150 days of a borrower’s missed payment.

Claim volume in our mortgage insurance business is not evenly spread throughout the coverage period of our insurance in force. Historically, most claims under mortgage insurance policies on prime loans occurred during the third through fifth year after issuance of the policies, and on non-prime loans during the second through fourth year after issuance of the policies. After those peak years, the number of claims that we receive historically has declined at a gradual rate, although the rate of decline can be affected by macroeconomic factors. Approximately 67.2% of our primary risk in force, including most of our risk in force on non-traditional products, and approximately 37.1% of our pool risk in force at December 31, 2007 had not yet reached its historical highest claim frequency years. The 2007 and 2006 business has experienced claim activity much sooner than has been the case for prior years. Because it is difficult to predict both the timing of originating new business and the run-off rate of existing business, it also is difficult to predict, at any given time, the percentage of risk in force that will reach its highest claim frequency years on any future date.

The following table shows cumulative claims paid by us on our primary insured book of business at the end of each successive year after the year of original policy issuance, referred to as a “year of origination,” expressed as a percentage of the cumulative premiums written by us in each year of origination:

Claims Paid vs. Premiums Written—Primary Insurance

Year of Origination	End of 1st year	End of 2nd year	End of 3rd year	End of 4th year	End of 5th year	End of 6th year	End of 7th year
2001	0.4%	10.7%	29.5%	46.9%	54.2%	57.8%	60.0%
2002	0.5%	8.5%	23.4%	32.3%	37.0%	40.7%
2003	0.4%	7.3%	17.1%	23.0%	28.0%
2004	0.6%	6.6%	15.8%	28.0%
2005	0.3%	6.0%	24.7%
2006	0.9%	13.1%
2007	0.5%

Policy year 2001 was negatively impacted by poor credit performance on our structured business, primarily related to one subprime mortgage lending customer. Policy years 2003 and 2004 have developed better than anticipated due to significant home price appreciation and a liquid refinance market during the years following issuance of these policies. Business written in the latter half of 2005 contains a significant amount of poorly underwritten business generated by subprime and Alt-A customers due to the strong demand for mortgage product to populate mortgage-backed securities. The 2006 and 2007 business continued that trend, as well as containing higher LTV loans. Although early in their lives, the 2005 through 2007 policy years are expected to contain substantially higher ultimate loss ratios than in previous policy years.

In addition to claim volume, another significant factor affecting losses is claim severity. The severity of a claim is determined by dividing the claim paid by the original loan amount. The main determinants of the severity of a claim are the size of the loan, the amount of mortgage insurance coverage placed on the loan, and the impact of our loss management activities with respect to the loan. Pre-foreclosure sales, acquisitions and other early workout efforts help to reduce overall claim severity. The average claim severity for loans covered by our primary insurance was 27.5% for 2007, compared to 26.4% in 2006 and 25.2% in 2005.

The following table shows claims paid information for primary mortgage insurance for the periods indicated:

	Year Ended December 31
	2007	2006
	(In thousands)
Direct claims paid:
Prime	$164,155	$117,471
Alt-A	105,858	64,018
A minus and below	150,098	93,662
Seconds	89,269	38,204

Total	$509,380	$313,355

States with highest claims paid:
Michigan	$49,806	$29,567
Ohio	40,689	30,147
Texas	34,269	30,130
Georgia	30,364	26,032
Colorado	23,545	18,382
Average claim paid:
Prime	$31.2	$26.1
Alt-A	44.6	35.6
A minus and below	33.2	28.3
Seconds	31.9	26.8
Total	$34.1	$28.4

We believe that claims in the Midwest and Southeast have been rising (and will continue to rise) due to the weak industrial sector of the economy in those areas. A much higher level of claims exist in the auto states of Ohio and Michigan, as problems with the domestic auto industry and related industries have depressed economic growth, employment and housing prices in these states. In Colorado, increased claims are a result of a significant decline in property values in Denver and the areas north of Denver.

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

In our synthetic corporate CDO transactions, we typically are obligated to pay claims in an amount equal to the decrease in value of a senior unsecured corporate bond selected by our counterparty upon the occurrence of a specified credit event (i.e., typically bankruptcy, a failure to pay or certain restructuring of debt) with respect to a covered corporate entity or money borrowed by such defaulting entity, but only to the extent that the aggregate of such amounts exceeds a specified amount of subordination.

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

IV. Loss Management

A. Mortgage Insurance (Loss Management)

In 2007, we added significant resources to our mortgage insurance loss management department in order to better manage losses in the uncertain housing market. Our loss management function consists of approximately 63 full-time employees dedicated to avoiding or minimizing losses, representing a 15% increase in the number of full time loss management employees from 2006. Loss management pursues opportunities to mitigate losses both before and after claims are received.

In our traditional mortgage insurance business, upon receipt of a valid claim, we generally have the following three settlement options:

(1)	Pay the maximum liability—determined by multiplying the claim amount by the applicable coverage percentage—and allow the insured lender to keep title to the property;

(2)	Pay the amount of the claim required to make the lender whole, commonly referred to as the “deficiency amount” (not to exceed our maximum liability) following an approved sale; or

(3)	Pay the full claim amount and acquire title to the property.

In general, we base our selection of a settlement option on the value of the property. In 2007, we settled 86% of claims by paying the maximum liability (compared to 82% of claims in 2006), 13% by paying the deficiency amount following an approved sale (compared to 17% of claims in 2006) and less than 1% by paying the full claim amount and acquiring title to the property (also less than 1% in 2006). Flat or declining property values in some regions of the U.S. during 2007 have made our loss management efforts more challenging. If property values continue to remain flat or further decline, our ability to mitigate losses would be adversely affected, which could have an adverse effect on our business, financial condition and operating results.

For pre-claim default situations, our loss management specialists focus on the following activities to reduce losses:

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

After a claim is received and/or paid our loss management specialists focus on:

•	A review to ensure that program compliance and our master policy requirements have been met;

•	Analysis and prompt processing to ensure that valid claims are paid in an accurate and timely manner;

•	Responses to real estate owned (“REO”) loss mitigation opportunities presented by the insured;

•	Aggressive management and disposal of acquired real estate; and

•	Post-claim payment activities to maximize recoveries on various products including, when appropriate, the pursuit of deficiencies through subrogation and/or acquired rights.

Recently, we have begun placing personnel on-site with our servicing partners to improve communication and workflow, allowing us to act more quickly to reduce loss exposure. In addition, we have launched a strategy where we advance to the servicer 15% of a claim amount, up to $15,000, to use, as necessary, in order to cure a defaulted loan.

Other units within our loss management department contribute additional risk management services. One unit is in charge of identifying and investigating insured loans involving non-compliance with the terms of our master policy of insurance (or commitment letter for structured transactions) to ensure that claims are ultimately paid, as agreed, upon valid and insurable risks. Much of our effort involves the identification, investigation and reporting of mortgage fraud schemes that impact our losses. We coordinate our activities with legal counsel, law enforcement and fraud prevention organizations, and work to promote mortgage fraud awareness, detection and prevention among our personnel and client lenders. A second unit manages counterparty risk by examining operational risk, completing underwriting reviews, and performing ongoing surveillance of our lender clients.

B. Financial Guaranty (Loss Management)

In our financial guaranty business, our surveillance risk management department is responsible for monitoring credit quality as well as changes in the economic or political environment that they expect could affect the timely payment of debt service on an insured transaction and mitigating losses should they occur. Our surveillance procedures include periodic review of all exposures, focusing principally on those exposures with which we have concerns. The specific procedures vary depending on whether the risk is public finance or structured finance, funded or synthetic, or direct or reinsurance, but the general procedures we follow for surveillance of risks include:

•	defining the scope and depth of review necessary for an individual transaction based on the credit profile of the transaction, its size and the specific transaction characteristics;

•	review of any changes to the ratings for those transactions that have been assigned a public rating by any of the major rating agencies;

•	regular review of available news and other information, including subscription services and public sources, regarding the issuer, the specific insured transaction and the related industry;

•	periodic internal meetings between risk management and personnel from the relevant business line to discuss potential issues related to the applicable risks;

•

review of financial and other information, including periodic audited financial statements, that we require the relevant issuer to supply, and such other information that becomes publicly or otherwise available regarding the issuer or the specific insured transaction;

•	the preparation of written reports that provide an internal credit scoring and a report on transaction performance against expectations. We also review compliance with transaction-specific covenants;

•

classification of credits as “intensified surveillance credits” when we determine that continued performance is questionable and, in the absence of a positive change, may result in a claim. A summary of our exposures to credits classified as “intensified surveillance credits” at December 31, 2007, 2006 and 2005 is included below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Financial Guaranty—Year Ended December 31, 2007 Compared to Year Ended December 31, 2006—Provision for Losses;” and

•

additional scrutiny of transactions over a specified amount or for which a covenant or compliance breach has occurred, including consideration of additional monitoring, consultations with industry experts, investment bankers, and others, and discussions with management and/or site visits.

In our financial guaranty reinsurance business, the primary obligation for assessing and mitigating claims rests with the primary insurer. We and the rating agencies conduct extensive reviews of the ceding companies and their procedures for determining and mitigating losses. Moreover, to help align the ceding company’s interests with our interests, the ceding company typically is required to retain at least 25% of the exposure on any single risk that we reinsure. As a part of our surveillance for reinsurance transactions, we periodically re-evaluate the risk underwriting and management of treaty customers and monitor the performance of our reinsured portfolio generated by these customers.

As soon as our risk management department detects a problem, it works with the appropriate parties in an attempt to avoid a default. Loss mitigation can consist of:

•	restructuring the obligation;

•	enforcing available security arrangements;

•	working with the issuer to solve management or potential political problems; and

•	when appropriate, exercising applicable rights to replace problem parties.

Issuers typically are under no obligation to restructure insured transactions to prevent losses, but often will cooperate to avoid being associated with an obligation that experiences losses. When appropriate, we discuss potential settlement options, either at our request or that of our counterparties, regarding particular obligations with appropriate parties. On occasion, loss mitigation may include an early termination of our obligations, which could result in payments to or from us. To determine the appropriate loss mitigation approach, we generally consider various factors relevant to such insured transaction, which may include:

•	the current and projected performance of the underlying obligation (both on an expected case basis and stressed for more adverse performance and/or market circumstances that we expect);

•	the likelihood that we will pay a claim in light of credit deterioration and reductions in available payment reserves and existing subordination;

•	our total exposure to the obligation;

•	expected future premium payments from the credit; and

•	the cost to us of pursuing mitigation remedies.

V. Risk Management

We consider effective risk management to be critical to our long-term financial stability. As such, we are continuously seeking to enhance the risk management function across our business lines. In 2005, we created the executive position of Chief Risk Officer to enhance our corporate-wide credit processes, to further integrate our credit culture and to establish a single credit risk platform for analysis and valuation. The Chief Risk Officer is responsible for formulating corporate-wide credit policy, maintaining the economic capital methodology, assessing risk analytics and model integrity, maintaining underwriting standards, establishing and monitoring risk limits, and ensuring adequate supporting technological and human resources are in place. The respective heads of risk management in our mortgage insurance and financial guaranty businesses report directly to the Chief Risk Officer. In addition, we created the role of Deputy Chief Risk Officer. This individual manages risk analytics, model integrity and economic capital methodologies and also focuses on enterprise risk management.

We have implemented a credit committee structure applicable to both our mortgage insurance and financial guaranty businesses. Overseeing this credit committee structure is the Enterprise Risk Committee (the “ERC”), consisting of members of company-wide senior management. The ERC oversees individual credit committees organized by product line. These product-line committees include representatives from the product line, along with members of our credit policy, finance and legal departments. We believe that this credit committee structure enables us to more fully and consistently utilize the intelligence, knowledge, experience and skills available throughout our company to evaluate the risk associated with our insurance in force and in proposed transactions. The credit committee structure also ensures that each transaction is approved by an appropriate group of individuals throughout the company and that no one individual or group of individuals from a single business line or department may commit the company to insure material or extraordinary items.

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

Our economic capital methodology relies heavily on our ability to quantify the underlying risks of default and prepayment. We have established a Model Review and Advisory Committee to address the performance of our models. This company-wide committee is made up of representatives of our quantitative modeling groups in each business line and is chaired by the Deputy Chief Risk Officer. The results of the committee’s model reviews are reported to and approved by the ERC.

In addition to credit risk, we evaluate our risk by reviewing market risk, currency risk, interest-rate risk, operational risk and legal risk across all of our businesses on a regular basis.

A. Mortgage Insurance (Risk Management)

Our mortgage insurance business has a comprehensive risk management function which includes a Risk Origination group that consists of individual risk managers aligned with our lender customers as well as three distinct functions—Portfolio Management, Credit Analytics and Risk Analytics—that operate across the mortgage insurance business. The mortgage insurance risk management group is focused on mortgage collateral and is responsible for overall credit policy creation and monitoring of compliance, portfolio management, limit setting and reporting, quantitative model creation and maintenance, comprehensive analytics and communication of credit related issues to management and our board of directors. This group reports directly to the Chief Risk Officer.

1. Risk Origination (Risk Management—Mortgage Insurance)

Understanding our business partners and customers is a key component of managing risk. Individual risk managers are assigned to specific lender accounts and perform ongoing business-level due diligence to understand a lender’s strengths and weaknesses in originating mortgage credit risk. This information allows the individual risk managers to customize credit policy to address lender-specific performance issues.

2. Portfolio Management (Risk Management—Mortgage Insurance)

Portfolio Management oversees the allocation of economic capital within our mortgage insurance business. This group establishes the portfolio limits for product type, loan attributes, geographic concentration and counterparties and also is responsible for distribution of risk using risk transfer mechanisms such as captive reinsurance or the Smart Home arrangements discussed below under “Reinsurance—Ceded.”

Portfolio Management—Surveillance. The Surveillance function is responsible for monitoring the performance of various risks in our mortgage portfolio. The analysis performed by Surveillance is used by the Credit Analytics and Risk Analytics functions where it is incorporated into the development of credit policy and the development of our proprietary default and prepayment models.

Portfolio Management—Reporting and Analysis. The Reporting and Analysis function is responsible for reporting on the risks in our mortgage portfolio and performing a data and systems management function for the mortgage insurance business. Portfolio analysis involves analyzing risks to the portfolio from the market (e.g., the effects of changes in housing prices and interest rate movements) and analyzing risks from particular lenders, products, and geographic locales.

3. Credit Analytics (Risk Management—Mortgage Insurance)

Credit Analytics is responsible for establishing and maintaining all mortgage related credit risk policy around risk acceptance, counterparty, portfolio, operational and structured risks secured by or involving mortgage collateral. Credit Analytics also is responsible for establishing insurable risk guidelines for product types and loan attributes.

4. Risk Analytics (Risk Management—Mortgage Insurance)

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

5. Reinsurance—Ceded (Risk Management—Mortgage Insurance)

We use reinsurance in our mortgage insurance business as a capital and risk management tool.

Smart Home. In 2004, we developed an approach, referred to as “Smart Home,” for reinsuring risk associated with non-prime mortgages and riskier products. These arrangements effectively transfer risk from our portfolio to investors in the capital markets.

Each transaction begins with the formation of an unaffiliated, offshore reinsurance company. We then enter into an agreement with the Smart Home reinsurer to cede to the reinsurer a portion of the risk (and premium) associated with a portfolio of loans, consisting mostly of non-prime residential mortgages, insured by us. The Smart Home reinsurer is funded in the capital markets through the issuance to investors of a series of separate classes of credit-linked notes. Each class relates to the loss coverage levels on the reinsured portfolio and is assigned a rating by one or more of the three major rating agencies.

We typically retain the risk associated with the first-loss coverage levels, and we may retain or sell, in a separate risk transfer agreement, the risk associated with the AAA-rated or most remote coverage level. Holders of the Smart Home credit-linked notes bear the risk of loss from losses that would be paid to us under the reinsurance agreement. The Smart Home reinsurer invests the proceeds of the notes in high-quality short-term investments approved by the rating agencies. Income earned on those investments and a portion of the reinsurance premiums that we pay are applied to pay interest on the notes as well as certain of the Smart Home reinsurer’s expenses. The rate of principal amortization of the credit-linked notes is intended to approximate the rate of principal amortization of the underlying mortgages.

Since August 2004, we have completed four Smart Home arrangements, with the last of these transactions closing in May 2006. Details of these transactions (aggregated) as of the initial closing of each transaction and as of December 31, 2007 are as follows:

	Initial		As of December 31, 2007

Pool of mortgages (par value)	$14.7	billion	$6.6	billion

Risk in force (par value)	$3.9	billion	$1.7	billion
Notes sold to investors/risk ceded (principal amount)	$718.6	million	$605.2	million

At December 31, 2007, approximately 5.3% of our primary risk in force was included in Smart Home arrangements, compared to approximately 10.1% at December 31, 2006. In these transactions, we reinsured the middle layer risk positions, while retaining a significant portion of the total risk comprising the first-loss and most remote risk positions. Ceded premiums written and earned related to Smart Home for 2007 were $11.0 million and $11.4 million, respectively, compared to $12.0 million and $12.3 million, respectively, for 2006. Ceded losses related to Smart Home in 2007 were $9.8 million. There were no ceded losses in 2006 or 2005. Ceded losses related to Smart Home are expected to increase in 2008. Most actual cash recoveries are not expected until 2009 and later.

Captive Reinsurance. We and other companies in the mortgage insurance industry participate in reinsurance arrangements with mortgage lenders commonly referred to as “captive reinsurance arrangements.” Under captive reinsurance arrangements, a mortgage lender typically establishes a reinsurance company that assumes part of the risk associated with the portfolio of that lender’s mortgages insured by us on a flow basis (as compared to mortgages insured in structured transactions, which typically are not eligible for captive reinsurance arrangements). In return for the reinsurance company’s assumption of a portion of the risk, we cede a portion of the mortgage insurance premiums paid to us to the reinsurance company. In most cases, the risk assumed by the reinsurance company is an excess layer of aggregate losses that would be penetrated only in a situation of adverse loss development. Until recently, losses under most captive reinsurance treaties have not approached a level requiring payment to us. However, in the current credit environment in which losses have increased significantly, it is likely that many captive reinsurance treaties relating to the 2005 through 2007 insured mortgage portfolios will attach and require payment to us from the captive reinsurer. We began to book losses recoverable in the fourth quarter of 2007, and expect that these losses recoverable will accelerate throughout 2008. Most actual cash recoveries are not expected until 2009 and later. We also offer, on a limited basis, “quota share” captive reinsurance agreements under which the captive reinsurance company assumes a pro rata share of all losses in return for a pro rata share of the premiums collected.

Because of many factors, including the incentives for mortgage lenders to funnel relatively higher-quality loans through their captive reinsurers due to the risk-sharing feature, we continue to evaluate the level of revenue sharing to risk sharing on a customer-by-customer basis as part of our customer profitability analysis. We believe that all of our captive reinsurance arrangements transfer risk to the captive reinsurer at a premium level that is commensurate with the risk. We also believe that captive reinsurance agreements are important in aligning our interests with those of the lenders by providing lenders with an ongoing stake in the outcome of the lending decision. In February 2008, Freddie Mac and Fannie Mae announced that they will be limiting the percentage of premiums that mortgage insurers may cede to captives to 25%, effective May 31, 2008. As a result, it is expected that the terms of all of our captive arrangements that cede an amount greater than 25% will be amended to comply with these limitations.

We and other mortgage insurers have faced private lawsuits alleging, among other things, that our captive reinsurance arrangements constitute unlawful payments to mortgage lenders under the anti-referral fee provisions of the Real Estate Settlement Practices Act of 1974 (“RESPA”). We also have been subject to inquiries from the New York insurance department relating to our captive reinsurance arrangements. For more information, see “Regulation—Federal Regulation—RESPA” below.

At December 31, 2007 and 2006 we had 53 active captive reinsurance agreements. Premiums ceded to captive reinsurance companies in 2007 were $121.6 million, representing 14.1% of total mortgage insurance premiums earned, as compared to $96.7 million, or 11.7% in 2006. Primary new insurance written in 2007 that had captive reinsurance associated with it was $23.3 billion or 40.8% of our total primary new insurance written, as compared to $13.2 billion, or 32.8% of total primary new insurance written in 2006. These percentages can be volatile as a result of increases or decreases in the volume of structured transactions, which are not typically eligible for captive reinsurance arrangements. Ceded losses related to captives in 2007 were $3.9 million. Ceded losses related to captives in 2006 were not significant.

GSE Arrangements. We also have entered into risk/revenue-sharing arrangements with the GSEs whereby the primary insurance coverage amount on certain loans is recast into primary and pool insurance and our overall exposure is reduced in return for a payment made to the GSEs. Ceded premiums written and earned for the year ended December 31, 2007 were $6.4 million under these programs.

Other Reinsurance. Certain states limit the amount of risk a mortgage insurer may retain on a single loan to 25% of the indebtedness to the insured. Radian Guaranty currently uses reinsurance from affiliated companies to remain in compliance with these insurance regulations.

B. Financial Guaranty (Risk Management)

We employ a comprehensive risk system in our financial guaranty business. This system incorporates the integration of company-wide risk management policies and processes as well as best practices of the financial guaranty industry. All transactions are subject to a thorough underwriting analysis, a comprehensive risk committee decision process, and if a transaction is booked, ongoing surveillance.

Transaction underwriting includes the analysis of all credit and legal aspects as well as any specific risks that may be inherent in the transaction. Further, we utilize our proprietary internal economic capital model for risk analysis, valuation and as the basis for calculating RAROC on our financial guaranty business. All transactions are subject to a credit committee decision process embedded in the financial guaranty business and governed by the ERC. Following documented protocols and voting rules, a transaction must be approved in order to qualify for financial guaranty insurance. For transactions that are approved and booked, responsibility transfers to the surveillance department for monitoring, review, feedback to underwriting and risk mitigation.

1. Underwriting (Risk Management—Financial Guaranty)

Our financial guaranty underwriting discipline incorporates a multi-discipline underwriting process for both direct transactions and reinsurance transactions.

Direct Transactions. Direct transactions are sourced and screened by our financial guaranty business based upon established criteria and profitability requirements. Transactions that qualify for further analysis are subject to an underwriting process to determine the creditworthiness of the obligor. The underwriting analysis is performed at a transactional level, examining the fundamental ability and willingness of the obligor and/or issuer to meet the specified obligation. This analysis includes all aspects of the obligation ranging from the fundamental financial strength of the obligor to the structure of the transaction, which may dictate the payment structure. All transaction analyses are subject to legal review.

Reinsurance Transactions. The same disciplined approach and risk requirements applied to direct transactions are also applied to our reinsurance transactions. The primary insurance company is subject to a review by us that involves an examination of its operating, underwriting and surveillance procedures, personnel, organization and existing book of business. Additionally, our long-standing relationships with these select companies provide for experience-based analysis and information.

2. Surveillance (Risk Management—Financial Guaranty)

Financial guaranty also has a surveillance risk management department that is dedicated to the surveillance of our book of business. See “Loss Management—Financial Guaranty” above for information regarding this department.

VI. Customers

A. Mortgage Insurance (Customers)

The principal customers of our mortgage insurance business are mortgage originators such as mortgage bankers, mortgage brokers, commercial banks and savings institutions. This is the case even though individual mortgage borrowers generally incur the cost of primary mortgage insurance coverage. We also offer lender-paid mortgage insurance, in which the mortgage lender or loan servicer pays the mortgage insurance premiums. The cost of the mortgage insurance is then generally passed through to the borrower in the form of higher interest rates. In 2007, approximately 57% of our mortgage insurance was originated on a lender-paid basis, compared to approximately 63% in 2006, much of which resulted from structured transactions. This lender-paid business is highly concentrated among a few large mortgage-lending customers.

To obtain primary mortgage insurance from us, a mortgage lender must first apply for and receive a master policy. Our approval of a lender as a master policyholder is based, among other factors, on our evaluation of the lender’s financial position and demonstrated adherence to sound loan origination practices.

The number of individual primary mortgage insurance policies in force at December 31, 2007, was 895,037, compared to 785,814 at December 31, 2006 and 787,324 at December 31, 2005.

Our mortgage insurance business depends to a significant degree on a small number of lending customers. Our top 10 mortgage insurance customers, measured by primary new insurance written, were responsible for

64.0% of our primary new insurance written in 2007, compared to 64.7% in 2006 and 57.3% in 2005. The largest single mortgage insurance customer (including branches and affiliates), measured by primary new insurance written, accounted for 19.4% of new insurance written during 2007, compared to 18.6% in 2006 and 10.6% in 2005. The top three mortgage insurance customers measured by pool new insurance written were responsible for 98.4% of our pool new insurance written for 2007, compared to 78.3% in 2006 and 87.0% in 2005. The largest single mortgage insurance customer (including branches and affiliates) measured by pool new insurance written accounted for 50.5% of pool new insurance written during 2007, compared to 45.0% in 2006 and 42.6% in 2005.

Challenging market conditions during 2007 have adversely affected, and may continue to adversely affect, the financial condition of a number of our largest lending customers. These customers may become subject to serious liquidity constraints that could jeopardize the viability of their business plans or their access to additional capital, forcing them to consider alternatives such as bankruptcy or, as has occurred recently, consolidation with others in the industry. See “Risk Factors—Risks Particular to Our Mortgage Insurance Business—Because our mortgage insurance business is concentrated among a few significant customers, our revenues could decline if we lose any significant customer” for more information.

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

As a reinsurer of financial guaranty obligations, our financial guaranty business has maintained close and long-standing relationships with most of the primary financial guaranty insurers. We believe that these long-term relationships provide us with a comprehensive understanding of the market and of the financial guaranty insurers’ underwriting guidelines and reinsurance needs. Our financial guaranty reinsurance customers consist mainly of the largest primary insurance companies licensed to write financial guaranty insurance and their foreign-based affiliates, including Ambac Assurance Corporation (“Ambac”), Financial Security Assurance Inc. (“FSAI”) and Financial Guaranty Insurance Company (“FGIC”). In 2007, these three primary insurers accounted for $90.6 million or 39.3% of the financial guaranty segment’s gross written premiums. Two of these primary insurers accounted for $73.9 million or 32.1% of the financial guaranty segment’s gross written premiums in 2007. These three primary insurers accounted for $91.3 million or 34.7% of the financial guaranty segment’s gross written premiums in 2006. No other primary insurer accounted for more than 10% of the financial guaranty segment’s gross written premiums in 2007 or 2006. The largest single customer of our financial guaranty business, measured by gross premiums written, accounted for 20.8% of gross premiums written during 2007, compared to 13.8% in 2006 and 19.3% in 2005 (15.5% excluding the 2005 recapture).

Several of our financial guaranty reinsurance customers and potential customers have recently been downgraded (or threatened by a potential downgrade) by one or more rating agencies. While these ratings actions have not affected the legal terms of our current reinsurance arrangements with these customers, these ratings actions may adversely affect these customers’ and potential customers’ ability to enter into the volume of transactions eligible for reinsurance to us under our treaty arrangements or otherwise as they have done in the past and may reduce the need or ability for them to cede insurance to us on a facultative basis.

VII. Sales and Marketing

A. Mortgage Insurance (Sales and Marketing)

In 2007, following the termination of our merger with MGIC in early September, we reorganized our sales and marketing efforts to combine our two distinct domestic mortgage insurance channels—Lender Solutions, which focused mainly on customers with traditional mortgage insurance needs, and Capital Markets, which focused on customers that required our non-traditional product offerings and risk based solutions—into one functional sales unit. This was done in an effort to more appropriately align our mortgage insurance business to meet the needs of a changing business environment, resulting from the lack of demand for non-conforming mortgage products and a sharp increase in more “traditional” GSE conforming mortgage insurance products. Our international mortgage insurance operations continue to be conducted through a separate business channel—the International Mortgage Group.

Moving to a more functionally aligned organizational structure allows us to have a clear focus and priority on the primary opportunities available to our domestic mortgage insurance business. As the lending environment has recently moved to a primarily GSE conforming market, mortgage insurance market penetration rates increased significantly relative to the previous three to four years. As a single, combined sales force, we hope to take advantage of these opportunities, while remaining focused on meeting the needs of all of our lending partners with specific customer segmentation product offerings that best fit their needs. Additionally, as an organization, we continue to focus on high quality top-line revenue as well as an ongoing pursuit of achieving efficiencies through cost reductions and increased productivity.

1. Domestic Mortgage Insurance (Sales and Marketing—Mortgage Insurance)

We employ six national account managers, who focus on the largest mortgage lenders, as well as a mortgage insurance field sales force of approximately 54 persons, organized into four divisions, that provides local sales representation throughout the U.S. Each of the four regions is supervised by a divisional sales manager who is directly responsible for several regional sales managers. The divisional sales managers are responsible for managing the profitability of business in their regions, including premiums, losses and expenses. The regional sales managers are responsible for managing a sales force in different areas within the region. In addition, there are several account managers that manage specific accounts within a region that are not national accounts, but that need more targeted oversight and attention. We plan to add additional account managers across the U.S. based on the mortgage insurance opportunities in any given region.

Mortgage insurance sales personnel are compensated by salary, credit quality, commissions on new insurance written and an incentive component based on the achievement of various goals.

2. International Mortgage Insurance (Sales and Marketing—Mortgage Insurance)

The International Mortgage Group is responsible for the development of mortgage opportunities outside the U.S. With personnel located in Hong Kong, Philadelphia and Australia, the International Mortgage Group develops and underwrites both mortgage insurance and financial guaranty type products.

The International Mortgage Group comprises a small group of professionals who work with mortgage lenders and originators, investment banks and other market intermediaries to identify market opportunities and credit risk management solutions.

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

Our financial guaranty business originates its structured finance transaction flow principally by developing and maintaining strong relationships with the financial institutions, both in the U.S. and abroad, that are actively involved in the structured finance market. Our financial guaranty business develops its structured finance business through three primary business development units—asset-backed securities, CDOs and financial solutions. We have a dedicated structured finance business development team which reports directly to the head of our financial guaranty business’s structured products group, for the purpose of developing new clients. In addition, our financial guaranty business has a London-based team of structured finance professionals responsible for sales and marketing for European structured finance obligations that also reports to the head of financial guaranty structured products.

Our financial guaranty reinsurance business markets directly to primary financial guaranty insurers that write credit enhancement business. Our financial guaranty business’s goal is to meet the needs of the primary insurers, subject to our internal underwriting and risk management requirements.

VIII. Competition

A. Mortgage Insurance (Competition)

We compete directly with six other private mortgage insurers—Genworth Financial Inc., MGIC, PMI Mortgage Insurance Co., Republic Mortgage Insurance Company, Triad Guaranty Insurance Corporation and United Guaranty Corporation—some of which are subsidiaries of well-capitalized companies with stronger financial strength ratings and greater access to capital than we have. We also compete against various federal and state governmental and quasi-governmental agencies, principally the Federal Housing Administration (“FHA”), the Veterans’ Administration (“VA”) and state-sponsored mortgage insurance funds. Legislation has passed both Houses of the U.S. Congress to reform the FHA, which, if enacted, could provide the FHA with greater flexibility in establishing new products and increase the FHA’s competitive position against private mortgage insurers. The legislation includes increases to the maximum loan amount that the FHA can insure and establishes lower minimum downpayments. We do not know whether this proposed legislation, which has passed the House and Senate in different versions, will be enacted, and if enacted what final form the legislation will take.

Governmental and quasi-governmental entities typically do not have the same capital requirements that we and other mortgage insurance companies have, and therefore, may have greater financial flexibility in their pricing and capacity that could put us at a competitive disadvantage. In the event that a government-owned or sponsored entity in one of our markets determines to reduce prices significantly or alter the terms and conditions of its mortgage insurance or other credit enhancement products in furtherance of social or other goals rather than a profit motive, we may be unable to compete in that market effectively, which could have an adverse effect on our financial condition and results of operations.

We compete for flow business with other private mortgage insurance companies on the basis of both service and price. The service-based component includes risk management services, loss mitigation efforts and management and field service organization and expertise. We compete for structured transactions with other mortgage insurers and, in the past, have competed with capital market executions such as senior/subordinated security structures for this business. Competition for this business generally is based both on price and on the percentage of a given pool of loans that we are willing to insure.

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

In the past, we also have faced competition from a number of alternatives to traditional private mortgage insurance, including:

•	mortgage lenders structuring mortgage originations to avoid private mortgage insurance, mostly through “80-10-10 loans” or other forms of simultaneous second loans;

•	investors using other forms of credit enhancement such as credit default swaps or securitizations as a partial or complete substitute for private mortgage insurance; and

•	mortgage lenders and other intermediaries that forego third-party insurance coverage and retain the full risk of loss on their high-LTV loans.

Recently, competition from these alternatives has significantly diminished as a result of the recent housing market decline and credit market turmoil. In particular, the recent poor performance of subprime loans, which made up a significant portion of capital market securitizations, has all but eliminated the secondary market for mortgage collateral.

B. Financial Guaranty (Competition)

We are subject to competition from companies that specialize in financial guaranty insurance or reinsurance, including MBIA Insurance Corporation, Ambac, FGIC, FSAI, Assured Guaranty Corp., CDC IXIS Financial Guaranty, XL Capital Assurance Inc., XL Financial Assurance Ltd. and RAM Reinsurance Company. In addition, in January 2008, a new monoline financial guarantor, Berkshire Hathaway Assurance Corporation (“BHAC”), owned by Berkshire Hathaway, began writing municipal bond insurance. Several multiline insurers have also increased their participation in financial guaranty reinsurance and have formed strategic alliances with some of the U.S. primary financial guaranty insurers. We expect to face limited competition from BHAC, which has publicly announced its plan to insure obligations only available to triple-A rated insurers.

Competition in the financial guaranty reinsurance business is based on many factors, including overall financial strength, financial strength ratings, perceived financial strength, the perceived value of financial guaranty insurance, credit spreads, pricing and service. The rating agencies provide credit to a ceding company’s capital requirements and single risk limits for reinsurance that is ceded. The amount of this credit is in part determined by the financial strength rating of the reinsurer. Some of our competitors have greater financial resources than we have and are better capitalized than we are and/or have been assigned higher ratings by one or more of the major rating agencies. In addition, the rating agencies could change the level of credit they will allow a ceding company to take for amounts ceded to us and/or similarly rated reinsurers.

The majority of insured public finance and structured finance obligations are guaranteed by triple-A rated financial guaranty insurers. As a AA/Aa3-rated company, our financial guaranty business mainly targets distinct niches in the capital markets. There is generally a greater interest cost savings to an issuer by using triple-A rated credit enhancement as compared to our AA/Aa3 rated credit enhancement, although these cost savings are also based on other factors, including credit spreads. However, financial guaranty insurance provided by a double-A provider also can provide significant value over uninsured executions in markets where the triple-A rated financial guaranty insurance is unavailable or uneconomical. In some markets, issuers and other counterparties receive no additional rating agency credit or regulatory relief from triple-A rated enhancement than they do with our AA/Aa3 enhancement, so our enhancement in these markets may be more economical. For example, under the Basel I and Basel II Capital Accords, there is no additional capital relief afforded to those using triple-A rated enhancement rather than our AA/Aa3 enhancement. See “Regulation—Basel II Capital Accord” below for more information regarding the Basel Accord. Recent downgrades of certain financial guaranty insurers from triple-A to AA/Aa3 or below may result in greater direct competition to us from similarly rated monoline financial guarantors for the business traditionally available to a double-A rated credit enhancer.

Our financial guaranty insurance and reinsurance businesses also compete with other forms of credit enhancement, including letters of credit, guaranties and credit default swaps provided, in most cases, by banks, derivative products companies, and other financial institutions or governmental agencies, some of which have greater financial resources than we do, may not be facing the same market perceptions regarding their stability that we are facing and/or have been assigned the highest credit ratings awarded by one or more of the major rating agencies. Most of these forms of credit enhancement, however, serve to provide ceding companies with increased insurance capacity only for rating agency purposes. Unlike financial guaranty reinsurance, most of these forms of credit do not qualify as capital for state regulatory purposes, nor do they constitute credit against specific liabilities that would allow the ceding company greater single risk capacity. However, the laws applicable to those ceding companies domiciled in New York were amended in 2004 to permit such ceding companies to use certain credit default swaps meeting applicable requirements as collateral to offset statutory single limits, aggregate risk limits, aggregate net liability calculations and contingency reserve requirements. This regulatory change, which makes credit default swaps an alternative to traditional financial guaranty insurance, could result in a reduced demand for traditional monoline financial guaranty reinsurance, although we have not experienced this effect to date.

We also face competition from alternate transaction structures that permit issuers to securitize assets more cost-effectively without the need for other credit enhancement and from cash-rich investors seeking additional yield on their investments by foregoing credit enhancement. Our financial guaranty business is highly dependent on credit spreads, both with respect to credit spreads available to pay premiums for the insurance we offer and spreads on our trading value (and perceived value of the insurance we offer). In a tight credit spread environment, our financial guaranty insurance is generally less attractive to issuers or other intermediaries that use alternative structures. As credit spreads widen, generally our insurance becomes more attractive to issuers and other intermediaries as the cost of our premium relative to the cost savings advantage to issuers and other intermediaries increases. However, when spreads on our trading value increase, as has occurred recently, the cost advantage of using our insurance decreases and other alternatives appear less costly relative to our insurance.

We also are seeing increased competition in our financial guaranty reinsurance business as a result of captive reinsurance arrangements involving our financial guaranty primary reinsurance customers.

IX. Ratings

S&P, Moody’s and Fitch each rate the financial strength of our insurance subsidiaries. The rating agencies mainly focus on the following factors: capital resources; financial strength; franchise value; commitment of management to, and alignment of stockholder interests with, the insurance business; demonstrated management expertise in our insurance business; credit analysis; systems development; risk management; marketing; earnings volatility; capital markets and investment operations, including the ability to raise additional capital, if necessary; and capital sufficient to meet projected growth and capital adequacy standards. As part of their rating process, S&P, Moody’s and Fitch test our insurance subsidiaries by subjecting them to a “stress level scenario” in which losses over a stress period are tested against our capital level. Determinations of ratings by the rating agencies also are affected by macroeconomic conditions and economic conditions affecting the mortgage insurance and financial guaranty industries in particular, changes in regulatory conditions, competition, underwriting and investment losses.

The financial strength rating assigned by the rating agencies to an insurance or reinsurance company is based on factors relevant to policyholders and is not intended to protect that company’s equity holders or creditors. A financial strength rating is neither a rating of securities nor a recommendation to buy, hold or sell any security. Financial strength ratings are an indication to an insurer’s customers of the insurer’s present financial strength and its capacity to honor its future claims payment obligations. Therefore, ratings generally are considered critical to an insurer’s ability to compete for new insurance business.

The following table illustrates the current financial strength ratings assigned to our principal insurance subsidiaries:

	MOODY’S	MOODY’S OUTLOOK	S&P	S&P OUTLOOK	FITCH (1)	FITCH OUTLOOK
Radian Guaranty	Aa3	(2)	AA-	(3)	AA-	(4)
Radian Insurance	Aa3	(2)	A-	(3)	AA-	(4)
Amerin Guaranty	Aa3	(2)	AA-	(3)	AA-	(4)
Radian Asset Assurance	Aa3	Stable	AA	Stable	A+	Evolving
Radian Asset Assurance Limited	Aa3	Stable	AA	Stable	A+	Evolving

(1)	Fitch continues to rate us and our subsidiaries despite our request to Fitch on September 5, 2007 that Fitch immediately withdraw all of its ratings for us and our subsidiaries. See “Fitch” below.
(2)	Each Moody’s rating for our mortgage insurance subsidiaries is currently under review for possible downgrade.
(3)	Each S&P rating for our mortgage insurance subsidiaries is currently on CreditWatch with negative implications.
(4)	Each Fitch rating for our mortgage insurance subsidiaries is currently Ratings Watch Negative.

Radian Group currently has been assigned a senior debt rating of A- (CreditWatch with negative implications) by S&P, A2 (under review for possible downgrade) by Moody’s and A- (Rating Watch Negative) by Fitch. In addition, the trusts that have issued money market committed preferred custodial trust securities for the benefit of Radian Asset Assurance have been rated A by S&P and BBB+ (Ratings Watch Evolving Outlook) by Fitch. Our credit ratings generally impact the interest rates that we pay on money that we borrow. A downgrade in our credit ratings could increase our cost of borrowing, which could have an adverse affect on our liquidity, financial condition and operating results. In addition, we are required to maintain a certain level of credit ratings from S&P and Moody’s in order to avoid a default under our $400 million credit facility.

S&P

On February 26, 2008, S&P downgraded Radian Insurance to A- from AA-. Radian Insurance remains on CreditWatch with negative implications. The rating change was based on the fact that Radian Insurance is no longer considered by S&P to be a strategic entity to Radian mainly because of our decision in 2007 to discontinue writing insurance on NIMS and second-liens. Radian Insurance had eight active international transactions at the time of the S&P downgrade. Of these transactions, five have early termination clauses that were triggered as a result of the downgrade which allow our counterparties to terminate these transactions. On March 4, 2008, Standard Chartered Bank in Hong Kong informed us that they wished to terminate their contract with Radian Insurance, effective immediately. While we still are in the process of assessing the validity of the notice and the potential impact of termination, there is a possibility that Radian Insurance could be required to return to Standard Chartered Bank, or to transfer to another insurer, unearned premium related to this transaction. Unless extended, this transaction was expected to expire at the end of 2009. We are working closely with our counterparties under the remaining four transactions and cannot provide any assurance as to whether we will be successful in retaining this business. If these transactions also are terminated, we could be required to return, or transfer to another insurer, additional unearned premiums.

On February 13, 2008, S&P took mostly unfavorable ratings actions on several U.S. mortgage insurers. These ratings actions were the result of S&P’s reassessment of its expectations for the mortgage insurance sector in light of further deterioration in both the housing markets and the performance of all types of mortgages as well as S&P’s concerns that the 2008 vintage portfolio may be unprofitable. S&P downgraded its credit rating for Radian Group from A to A- and its financial strength ratings for our mortgage insurance subsidiaries from AA to AA-. S&P placed these ratings on CreditWatch with negative implications, citing concerns with our mortgage insurance operating performance and risk management. S&P further stated that its ratings for our mortgage insurance subsidiaries could be lowered multiple notches or affirmed with a negative outlook.

S&P’s recent ratings actions followed an affirmation by S&P on November 21, 2007 of its credit rating for Radian Group and its financial strength ratings for our mortgage insurance subsidiaries, in each case with a negative outlook. On November 21, 2007, S&P stated that it would lower its ratings for Radian Group and its mortgage insurance subsidiaries one notch if the results of our mortgage insurance business failed to meet S&P’s expectations that: (1) the loss ratio for our first-lien insured mortgage portfolio (a) will compare favorably with the industry mean in both 2008 and 2009, and (b) will be between 120% and 140% in 2008 and about 70% in 2009; and (2) we will maintain excellent capitalization. S&P further stated that a downgrade of one or more notches could occur if our mortgage insurance business fails to maintain its access to the flow channel of business on terms similar to its competitors.

On September 25, 2007, S&P stated that its ratings for Radian Group and its mortgage insurance entities were predicated on S&P’s expectations that we will (1) generate underwriting profits in 2009 in our traditional mortgage insurance business, (2) maintain excellent capitalization, (3) strengthen our Enterprise Risk Management (“ERM”) capabilities, (4) narrow the disparity in the operating performance of our traditional mortgage insurance business with that of others in the industry and (5) maintain a reasonable market share in the mortgage insurance industry.

S&P has continued to maintain the AA ratings on our financial guaranty subsidiaries with a stable outlook, stating that Radian Asset Assurance’s capital position and operating capabilities are largely independent of those of our mortgage insurance companies.

Moody’s

On January 31, 2008, Moody’s announced that the ratings of our mortgage insurance subsidiaries would remain on review for possible downgrade while it evaluated the capital adequacy of all mortgage insurers. This evaluation will be based on updated information incorporating revised expectations about performance across different loan types. In its analysis, Moody’s also will consider the changing risk and opportunities available to mortgage insurers as a result of shifting dynamics in the conforming mortgage market.

On September 5, 2007, following the termination of our merger with MGIC, Moody’s placed its ratings for Radian Group and our mortgage insurance subsidiaries under review for possible downgrade, citing the deterioration in the residential mortgage market as a growing concern for the mortgage industry as a whole and for us in particular due to our exposure to NIMS and second-lien transactions.

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

Fitch

On February 25, 2008, Fitch affirmed the AA- financial strength ratings of Radian Guaranty and its operational affiliates and the A- long-term issuer ratings of Radian Group, but placed these ratings on Ratings Watch Negative as compared to the previous status of negative outlook. Fitch cited growing losses and a potential capital shortfall, which, if not addressed within the next several months, could result in a one notch downgrade.

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

In addition to these Radian specific ratings developments, the rating agencies have indicated that they are engaged in on-going monitoring of the mortgage insurance and financial guaranty industries and the mortgage-backed securities market to assess the adequacy of, and where necessary refine, their capital models. Changes to their capital model, or the assumptions used therein, could result in a downgrade of our credit ratings or the insurance financial strength ratings of our insurance subsidiaries or could require us to raise additional capital to maintain our current ratings. See “Risk Factors—Risks Affecting Our Company—A downgrade or potential downgrade of our credit ratings or the insurance financial strength ratings assigned to any of our operating subsidiaries could weaken our competitive position and affect our financial condition” for more information regarding the risks associated with a downgrade of our credit or insurance financial strength ratings.

X. Investment Policy and Portfolio

Our income from our investment portfolio is one of our primary sources of cash flow to support our operations and claim payments.

We follow an investment policy that, at a minimum, requires:

•

At least 95% of our investment portfolio to consist of cash and securities (including redeemable preferred stock) that, at the date of purchase, were rated investment grade by a nationally recognized rating agency (e.g., “BBB” or better by S&P); and

•

At least 50% of our investment portfolio, excluding cash and short-term investments, that, at the date of purchase, were rated the highest investment grade by a nationally recognized rating agency (e.g., AAA by S&P).

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

Oversight responsibility of our investment portfolio rests with management—allocations are set by periodic asset allocation studies, calibrated by risk and return and after-tax considerations, and are approved by the Investment and Finance Committee (the “Investment Committee”) of our board of directors. Manager selection, monitoring, reporting and accounting (including valuation) of all assets are performed by management. We manage over 70% of the portfolio—the portion of the portfolio largely consisting of municipal bonds and short term investments—internally, with the remainder managed by eight external managers. External managers are selected by management based primarily upon the allocations approved by our Investment Committee as well as factors such as historical returns and stability of management. Management’s selections are presented to and approved by the Investment Committee.

We review our investment portfolio on at least a quarterly basis for declines in the fair value of securities below the amortized cost basis of such securities that are considered to be other-than-temporary, and we recognize declines in earnings if the security has not been sold. If the fair value of a security is below the cost basis, and it is judged to be other-than-temporary, the cost basis of the individual security is written down to fair value through earnings as a realized loss and the fair value becomes the new basis. During 2007, we recorded approximately $9.4 million of charges related to declines in the fair value of securities (primarily small cap value stocks, convertible securities and $5.1 million related to an investment in a fund co-managed by C-BASS) considered to be other-than-temporary, compared to $10.6 million of charges related to declines in 2006. There were no such charges in 2005. At December 31, 2007 and 2006, there were no other investments held in the portfolio that were determined to be other-than-temporarily impaired.

At December 31, 2007, our investment portfolio had a cost basis of $6,223.4 million, a carrying value of $6,411.0 million and a market value of $6,412.8 million, including $697.3 million of short-term investments. Our investment portfolio did not include any real estate or mortgage loans. The portfolio included 42 privately placed, investment-grade securities with an aggregate carrying value of $17.9 million. At December 31, 2007, 95.0% of our investment portfolio (which includes fixed maturities, Hybrid securities, equity securities and a portion of our trading securities) consisted of cash and debt securities that were rated investment grade.

Our investment policies and strategies are subject to change depending on regulatory, economic and market conditions and our then-existing or anticipated financial condition and operating requirements, including our tax position. The investments held at our insurance subsidiaries are also subject to insurance regulatory requirements applicable to such insurance subsidiaries and are highly liquid.

A. Investment Portfolio Diversification (Investment Policy and Portfolio)

The diversification of our investment portfolio (other than short-term investments) at December 31, 2007, was as follows:

	December 31, 2007
	Cost or Amortized Cost	Fair Value	Percent (1)
	(In thousands)
Fixed maturities held to maturity (2):
State and municipal obligations	$53,310	$55,021	100.0%

Total	53,310	55,021	100.0%

Fixed maturities available for sale:
U.S. government securities (3)	89,658	93,130	2.0%
U.S. government-sponsored enterprises	24,231	24,941	0.5
State and municipal obligations	3,891,541	3,959,993	85.1
Corporate obligations	101,017	101,582	2.2
Asset-backed securities (4)	310,676	312,125	6.8
Private placements	17,552	17,871	0.4
Foreign governments	137,323	135,082	3.0

Total	4,571,998	4,644,724	100.0%

Equity securities	196,068	254,869
Trading securities	158,087	153,634
Hybrid securities	525,607	584,373
Other invested assets	21,087	22,868

Total	$5,526,157	$5,715,489

(1)	Percentage of cost or amortized cost.
(2)	All security types listed, other than U.S. government securities, consist mostly of investment-grade securities.
(3)	Substantially all of these securities are backed by the full faith and credit of the U.S. government.
(4)	Primarily comprised of securities issued by the government or government agencies and triple-A rated corporate obligations.

B. Investment Portfolio Scheduled Maturity (Investment Policy and Portfolio)

The weighted average duration of the assets in our investment portfolio as of December 31, 2007, was 5.57 years. The following table shows the scheduled maturities of the securities held in our investment portfolio at December 31, 2007:

	December 31, 2007
	Carrying Value	Percent
	(In thousands)
Short-term investments	$697,271	10.9%
Less than one year (1)	114,562	1.8
One to five years (1)	578,537	9.0
Five to ten years (1)	899,703	14.0
Over ten years (1)	3,694,394	57.6
Other investments (2)	426,582	6.7

Total	$6,411,049	100.0%

(1)	Actual maturities may differ as a result of calls before scheduled maturity.
(2)	No stated maturity date.

C. Investment Portfolio by S&P Rating (Investment Policy and Portfolio)

The following table shows the ratings by S&P of our investment portfolio (other than short-term investments) as of December 31, 2007:

	December 31, 2007
	Carrying Value	Percent
	(In thousands)
Rating (1)
U.S. government and agency securities	$118,071	2.1%
AAA	3,007,267	52.6
AA	905,523	15.8
A	671,578	11.8
BBB	454,161	7.9
BB and below and other (2)	7,553	0.1
Not rated (3)	232,309	4.1
Equity securities	294,265	5.2
Other invested assets	23,051	0.4

Total	$5,713,778	100.0%

(1)	As assigned by S&P as of December 31, 2007.
(2)	Securities in this category have been rated non-investment grade by S&P as of December 31, 2007.
(3)	Securities in this category have not been rated by S&P as of December 31, 2007, but most have been rated investment grade as of December 31, 2007 by at least one other nationally recognized securities rating agency.

D. Investment Risk Concentration—(Investment Policy and Portfolio)

The following table shows our top ten investment portfolio risk concentrations at December 31, 2007:

			Securities Classifications
(In thousands) Issuer Description	Market Value		U.S. Government Agency & GSE Securities			Municipal Securities
	$	%	Short-Term	MBS	GSE Notes	Uninsured	Insured	Equity
State of California (1)	$336,609	5.89%	$—	$—	$—	$238,353	$98,256	$—
Fidelity Institutional Government Portfolio (2)	235,611	4.12	235,611	—	—	—	—	—
Northern Institutional Government Portfolio (2)	218,695	3.83	218,695	—	—	—	—	—
State of New York (1)	196,147	3.43	—	—	—	168,687	27,460	—
Master Settlement Agreement (MSA) Securitizations (3)	193,176	3.38	—	—	—	177,722	15,454	—
Federal National Mortgage Association (Fannie Mae)	172,708	3.02	—	158,891	13,817	—	—	—
Vanguard Institutional Index Fund (4)	147,005	2.57	—	—	—	—	—	147,005
Commonwealth of Massachusetts (1)	115,598	2.02	—	—	—	75,358	40,240	—
New York Metropolitan Transportation Authority	103,053	1.80	—	—	—	58,225	44,828	—
Federated Government Obligations Fund (2)	101,806	1.78	101,806	—	—	—	—	—

Top Investment Portfolio Risk Concentrations	$1,820,408	31.85%	$556,112	$158,891	$13,817	$718,345	$226,238	$147,005

(1)	Includes securities with indirect and/or historical state funding support.
(2)	Money Market Funds
(3)	Aggregate investment in securities backed by MSA payments (the MSA obligated participating tobacco companies to compensate various states for health and other tobacco related expenses).
(4)	Tracks performance of the S&P 500 Index.

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

Radian Guaranty is domiciled and licensed in Pennsylvania as a stock casualty insurance company authorized to carry on the business of mortgage guaranty insurance pursuant to the provisions of the Pennsylvania insurance law and related rules and regulations governing property and casualty insurers. In addition to Pennsylvania, Radian Guaranty is authorized to write mortgage guaranty insurance (or in certain states where there is no specific authorization for mortgage guaranty insurance, the applicable line of insurance under which mortgage guaranty insurance is regulated) in each of the other states, the District of Columbia and Guam. Radian Guaranty must maintain both a reserve for unearned premiums and for incurred losses and a special, formulaically derived contingency reserve to protect policyholders against the impact of excessive losses occurring during adverse economic cycles. The contingency reserve may be drawn on under specified but limited circumstances. Radian Guaranty and other mortgage insurers in the U.S. generally are restricted to writing residential mortgage guaranty insurance.

Radian Insurance is domiciled and licensed in Pennsylvania as a stock casualty insurance company authorized to carry on the business of credit insurance (the line of insurance business under which mortgage guaranty insurance is regulated in the state) pursuant to the provisions of the Pennsylvania insurance law and related rules and regulations governing property and casualty insurers. Radian Insurance must maintain both a reserve for unearned premiums and for incurred losses and a special, formulaically derived contingency reserve to protect policyholders against the impact of excessive losses occurring during adverse economic cycles. The contingency reserve may be drawn on under specified but limited circumstances. Radian Insurance is also authorized in Hong Kong to carry on the business of credit insurance, suretyship and miscellaneous financial loss (including mortgage guaranty insurance) through a local branch office.

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

Radian Asset Assurance is domiciled and licensed in New York as a financial guaranty insurer and is subject to all other provisions of the New York insurance law and related rules and regulations governing property-casualty insurers to the extent these provisions are not inconsistent with the New York financial guaranty insurance statute. Radian Asset Assurance is also licensed under the New York insurance law to write surety insurance and credit insurance. In addition to New York, Radian Asset Assurance is authorized to write financial guaranty and surety insurance (or in one state where there is no specific authorization for financial guaranty insurance, credit insurance) in each of the other states, the District of Columbia, Guam and the U.S. Virgin Islands. Radian Asset Assurance must maintain both a reserve for unearned premiums and for incurred losses and a special, formulaically derived contingency reserve to protect policyholders against the impact of excessive losses occurring during adverse economic cycles. The contingency reserve may be drawn on under specified but limited circumstances with approval of the Superintendent of the New York Insurance Department. Radian Asset Assurance and other financial guaranty insurers in the U.S. are generally restricted to writing financial guaranty insurance.

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

Because we are an insurance holding company, and because Radian Guaranty and Radian Insurance are Pennsylvania insurance companies, Amerin Guaranty is an Illinois insurance company, CMAC of Texas and Radian Mortgage Insurance Inc. (each an operating subsidiary used primarily for intra-company reinsurance) are Texas and Arizona insurance companies, respectively, and Radian Asset Assurance is a New York insurance company, the Pennsylvania, Texas, Arizona, Illinois and New York insurance laws regulate, among other things, certain transactions in our common stock and certain transactions between us, our insurance subsidiaries and other parties affiliated with us. Specifically, no person may, directly or indirectly, offer to acquire or acquire “control” of us or our insurance subsidiaries, unless that person files a statement and other documents with the Commissioner of Insurance of the state in which such target company is domiciled and obtains the Commissioner’s prior approval. The Commissioner may hold a public hearing on the matter. In addition, material transactions between us, our insurance subsidiaries and our affiliates are subject to certain conditions, including that they be “fair and reasonable.” These restrictions generally apply to all persons controlling or who are under common control with us or our insurance subsidiaries. Certain transactions between us, our insurance subsidiaries or our affiliates may not be entered into unless the applicable Commissioner of Insurance is given 30 days’ prior notification and does not disapprove the transaction during that 30-day period.

2. Dividends (Regulation—State Regulation)

Radian Guaranty’s and Radian Insurance’s ability to pay dividends on their common stock is restricted by certain provisions of the insurance laws of Pennsylvania. Under Pennsylvania’s insurance laws, dividends and other distributions may only be paid out of an insurer’s unassigned surplus unless the Pennsylvania Insurance Commissioner approves additional dividends. Radian Guaranty and Radian Insurance each had negative unassigned surplus at December 31, 2007 of $10.3 million and $26.1 million, respectively. In addition, without the prior approval of the Pennsylvania Insurance Commissioner, an insurer only may pay dividends during any 12-month period in an aggregate amount less than or equal to the greater of (i) 10% of the preceding year-end statutory policyholders’ surplus, or (ii) the preceding year’s statutory net income. In accordance with this test, no dividends could be paid from Radian Guaranty or Radian Insurance in 2008. Radian Insurance has not paid any dividends to Radian Guaranty, its immediate parent company. Radian Guaranty paid $150.9 million of dividends in 2007 and transferred its investment in Sherman of $104 million in 2007 to Radian Group.

Amerin Guaranty’s ability to pay dividends on its common stock is restricted by certain provisions of the insurance laws of Illinois. The insurance laws of Illinois establish a test limiting the maximum amount of dividends that may be paid from unassigned surplus by an insurer without prior approval by the Illinois Insurance Commissioner. Under this test, Amerin Guaranty may pay dividends during any 12-month period in an aggregate amount less than or equal to the greater of (i) 10% of the preceding year-end statutory policyholders’ surplus, or (ii) the preceding year’s statutory net income. In accordance with this test, Amerin Guaranty would not be able to pay a dividend in 2008 without prior regulatory approval.

Radian Asset Assurance’s ability to pay dividends is restricted by certain provisions of the insurance laws of New York. Under the New York insurance laws, Radian Asset Assurance may only declare or distribute dividends from earned surplus. Unless the company has prior approval from the New York Superintendent of Insurance, the company can only pay a dividend, which when totaled with all other dividends declared or distributed by it during the preceding twelve months, is the lesser of 10% of its surplus to policyholders as shown by its last statement on file with the Superintendent of Insurance, or 100% of adjusted net investment income. At December 31, 2007, Radian Asset Assurance had $113.7 million available for dividends that could be paid in 2008 without prior approval.

3. Risk-to-Capital (Regulation—State Regulation)

A number of states limit a private mortgage insurer’s risk in force to 25 times the total of the insurer’s policyholders’ surplus, plus the statutory contingency reserve. This is commonly known as the “risk-to-capital” requirement. As of December 31, 2007, the consolidated risk-to-capital ratio for our mortgage insurance business was 14.4 to 1 compared to 10.4 to 1 as of December 31, 2006. See “Risk Factors—Risks Affecting Our Company—A prolonged period of losses could increase our subsidiaries’ risk to capital or leverage ratios, preventing them from writing new insurance.”

4. Reserves (Regulation—State Regulation)

For statutory reporting, mortgage insurance companies are required annually to provide for additions to their contingency reserve in an amount equal to 50% of earned premiums. Such amounts cannot be withdrawn for a period of 10 years except under certain circumstances. The contingency reserve, designed to be a reserve against catastrophic losses, essentially restricts dividends and other distributions by mortgage insurance companies. We classify the contingency reserve as a statutory liability. At December 31, 2007, Radian Guaranty had statutory policyholders’ surplus of $184.4 million and a contingency reserve of $2.3 billion, Amerin Guaranty had negative statutory policyholders’ surplus of $11.4 million and Radian Insurance had statutory policyholders’ surplus of $509.9 million and a contingency reserve of $15.6 million. In March 2008, Radian Group contributed $15 million to Amerin Guaranty in order for them to be in compliance with minimum capital requirements under Illinois insurance regulations.

Our financial guaranty business is also required to establish contingency reserves. The contingency reserve on direct financial guaranty business written is established net of risk ceded (i.e., transferred) through reinsurance, in an amount equal to the greater of 50% of premiums written or a stated percentage (based on the type of obligation insured or reinsured) of the net amount of principal guaranteed, ratably over 15 to 20 years depending on the category of obligation insured. The contingency reserve on assumed reinsurance business is provided by the ceding company. At December 31, 2007, Radian Asset Assurance had statutory policyholders’ surplus of $1,137.4 million and a contingency reserve of $433.3 million.

5. Reinsurance (Regulation—State Regulation)

Restrictions apply under the laws of several states to any licensed company ceding business to an unlicensed reinsurer. Under those laws, if a reinsurer is not admitted, authorized or approved in such state, the company ceding business to the reinsurer cannot take credit in its statutory financial statements for the risk ceded to the reinsurer without compliance with certain reinsurance security requirements. Several states limit the amount of risk a mortgage insurer may retain with respect to coverage on an insured loan to 25% of the principal balance of the insured loan. Coverage in excess of 25% (i.e., deep coverage) must be reinsured.

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

B. Federal Regulation (Regulation)

1. Mortgage Insurance Tax Deductibility (Regulation—Federal Regulation)

On December 20, 2006, federal legislation was enacted making mortgage insurance premiums tax deductible with regard to loans closing on or after January 1, 2007. Originally scheduled to expire at the end of 2007, the legislation was extended for three more years in December 2007 as part of the Mortgage Forgiveness Debt Relief Act of 2007. The legislation allows borrowers with adjusted gross incomes of $100,000 or less ($50,000 in the case of a married individual filing a separate return) to deduct the full amount of their mortgage insurance premiums paid in calendar years 2007 through 2010. Borrowers making between $100,000 and $110,000 will be eligible to write off a portion of the premiums paid in those years. As extended, the legislation applies to loans closing on or after January 1, 2007 through December 31, 2010, and to both purchase and refinance transactions. We believe this legislation will make our mortgage insurance products more competitive with “80-10-10 loans” and other forms of simultaneous second loans, which were often viewed by homebuyers and others as more favorable than loans with mortgage insurance because of the tax deductibility associated with mortgage payments related to these products.

2. Real Estate Settlement Practices Act—“RESPA” (Regulation—Federal Regulation)

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

The insurance law provisions of many states, including New York, also prohibit paying for the referral of insurance business and provide various mechanisms to enforce this provision. In February 1999, the New York Insurance Department issued Circular Letter No. 2 that discusses its position concerning various transactions between mortgage guaranty insurance companies licensed in New York and mortgage lenders. The letter confirms that captive reinsurance transactions are permissible if they “constitute a legitimate transfer of risk” and “are fair and equitable to the parties.” The letter also states that “supernotes/performance notes,” “dollar pool” insurance, and “un-captive captives” violate New York insurance law. In May 2005, we received a letter from the New York Insurance Department seeking information related to all of the captive mortgage reinsurance arrangements that we entered into since January 1, 2000, a list of the lenders associated with each captive along with each captive’s state of domicile and capital/surplus requirements. The letter also included a request for a description of any other arrangements through which we provide any payment or consideration to a lender in connection with mortgage insurance. We submitted our response and affirmed it as true under penalties of perjury to the New York insurance department on June 8, 2005. We are aware that other mortgage insurers received similar requests from the New York insurance department.

In February 2006, we and other mortgage insurers received a second letter from the New York insurance department seeking documentation and a description of the due diligence that we perform in selecting reinsurers for our mortgage insurance risk. The letter indicates that the New York insurance department is seeking evidence from us to rebut the assertion that the premiums we pay under our captive reinsurance arrangements constitute an inducement or compensation to lenders for doing business with us and to bolster a claim that it is difficult or impossible to obtain mortgage reinsurance from non-captive reinsurers. We submitted a response to the New York insurance department for Radian Guaranty in March 2006 and for Amerin Guaranty in May 2006, as requested. We have had no further inquiries from the insurance department about either company.

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

HUD proposed a rule under RESPA to create an exemption from Section 8(a) of RESPA. The proposed rule would have made the exemption available to lenders that, at the time a borrower submits a loan application, give the borrower a firm, guaranteed price for all the settlement services associated with the loan, commonly referred to as “bundling.” In 2004, HUD indicated its intention to abandon the proposed rule and to submit a revised proposed rule to the U.S. Congress. HUD began looking at the reform process again in 2005 and there may be a new proposed rule in 2008. If bundling is exempted from RESPA, mortgage lenders may have increased leverage over us and the premiums we are able to charge for mortgage insurance could be negatively affected.

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

5. Freddie Mac and Fannie Mae (Regulation—Federal Regulation)

As the largest purchasers and sellers of conventional mortgage loans, and therefore beneficiaries of private mortgage insurance, Freddie Mac and Fannie Mae impose requirements on private mortgage insurers so that they may be eligible to insure loans sold to Freddie Mac and Fannie Mae. Freddie Mac’s current eligibility requirements impose limitations on the type of risk insured, standards for the geographic and customer diversification of risk, procedures for claims handling, standards for acceptable underwriting practices, standards for certain reinsurance cessions and financial requirements that generally mirror state insurance regulatory requirements. These requirements are subject to change from time to time. Both Freddie Mac’s and Fannie Mae’s eligibility requirements for “Type I” mortgage insurers currently require such insurers to maintain an insurer financial strength rating of AA- or Aa3 with the credit ratings agencies that customarily rate them. A downgrade below such levels could have an adverse impact on our ability to continue to do business with Freddie Mac and/or Fannie Mae. While we cannot predict if such eligibility requirements may be waived or altered by Freddie Mac or Fannie Mae in the event of such a downgrade, both Freddie Mac and Fannie Mae have indicated that loss of “Type I” mortgage insurer eligibility due to such a downgrade will no longer be automatic and will be subject to review if and when it occurs.

Freddie Mac and Fannie Mae have programs that allow for lower levels of required mortgage insurance coverage for certain low-down-payment 30-year fixed-rate loans approved through their automated underwriting systems. Under these programs the GSEs replace a portion of their standard mortgage insurance coverage with a reduced layer of coverage.

Freddie Mac and Fannie Mae require that we participate in “affordable housing” programs that they maintain to provide for loans to low- and moderate-income borrowers. These programs usually include 95s, 97s and 100s, and may require the liberalization of certain underwriting guidelines to achieve the programs’ objectives. Our default experience on loans that we insure through these programs has been worse than on non-“affordable housing” loans, but the risk in force attributable to our participation in these programs is immaterial.

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

As part of the Economic Stimulus Act of 2008, the U.S. Congress passed legislation that temporarily raises loan limits for FHA-insured loans as well as the limit on Fannie Mae and Freddie Mac conforming loans up to a maximum of $729,750. The increase in the GSEs’ conforming loan limits is intended to increase the size of the secondary market for purchasing and securitizing home loans and to encourage the GSEs to continue to provide liquidity to the residential mortgage market, particularly in higher-priced areas, at a time when many banks and similar institutions have seriously curtailed their activities due to the subprime lending crisis that developed and intensified during the latter half of 2007.

In October 2006, the federal banking regulators (Office of the Comptroller of the Currency, Treasury (“OCC”); Board of Governors of the Federal Reserve System (“Board”); Federal Deposit Insurance Corporation (“FDIC”); Office of Thrift Supervision, Treasury (“OTS”); and National Credit Union Administration (“NCUA”)) issued joint interagency guidance on non-traditional mortgage loans. The guidance was developed to address what the regulators identified as the risks associated with the growing use of mortgage products that allow borrowers to defer payment of principal and, sometimes, interest. While the guidance does not have a legally binding effect on lenders, the provisions are used by federal bank examiners to determine whether regulated institutions are in compliance with recommended underwriting and risk management practices. As a result, lenders often are influenced to adjust their business practices in order to conform to currently prevailing guidance. The guidance includes a focus on tightening underwriting and credit standards for non-traditional loans. Simultaneous second-lien loans (which typically are utilized in lieu of mortgage insurance) are among the factors cited in the guidance as a risk factor when used in conjunction with non-traditional loan features. The guidance cites the use of mortgage insurance as a mitigating factor for lenders to reduce risk in non-traditional loan products.

Concern about subprime lending has caused Congress to take an active interest in making changes to the mortgage origination process. The House of Representatives passed HR 3914 in 2007 which would establish national standards for mortgage origination including uniform licensing and new protections for high cost loans. The bill establishes assignee liability for the secondary market for assignees that fail to meet the standards in the bill. The Senate Banking Committee may take up its own version of legislation in 2008. While the final outcome of the legislative process is uncertain, the imposition of new liability in the secondary market could shift more lending to agency debt (Fannie Mae and Freddie Mac) and increase demand for mortgage insurance.

C. Foreign Regulation (Regulation)

We also are subject to certain regulation in various foreign countries, namely the United Kingdom, Hong Kong and Bermuda, as a result of our operations in those jurisdictions. In Australia, our transactions have consisted solely of off-shore reinsurance; consequently we are not subject to direct regulation by the relevant Australian authorities.

In the United Kingdom, we are subject to regulation by the Financial Services Authority (“FSA”). The FSA periodically performs a formal risk assessment of insurance companies or groups carrying on business in the United Kingdom. After each risk assessment, the FSA will inform the insurer of its views on the insurer’s risk profile. This will include details of any remedial action that the FSA requires. The FSA also supervises the management of insurance companies through the approved persons regime, by which any appointment of persons to perform certain specified “controlled functions” within a regulated entity, must be approved by the FSA.

In addition, the FSA supervises the sale of general insurance, including payment protection insurance and mortgage insurance. Under FSA rules, persons who are involved in the sale of general insurance (including insurers and distributors) are prohibited from offering or accepting any inducement in connection with the sale of general insurance that is likely to conflict materially with their duties to insureds. Although the rules do not generally require disclosure of broker compensation, the insurer or distributor must disclose broker compensation at the insured’s request.

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

In Bermuda, we are subject to regulation by the Bermuda Monetary Authority. The Insurance Department within the Monetary Authority is responsible for the supervision, regulation, licensing and inspection of Bermuda’s insurance companies, pursuant to the Insurance Act of 1978, as amended under the Insurance Amendment Act of 2002. The Insurance Department has full licensing and intervention powers, including the authority to obtain information and reports and to require the production of documents from licensed insurers.

We currently conduct reinsurance business as an off-shore reinsurer with Australian-licenced lenders’ mortgage insurers. Because we do not conduct an insurance business in Australia, we are not subject to regulation by the Australian Prudential Regulatory Authority (the “APRA”), the prudential regulator of insurance business in Australia, though our customers are themselves subject to APRA regulation.

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

Our primary mortgage insurance business and opportunities may be significantly impacted by the implementation of the Basel II Capital Accord in the U.S., the European Union and Australia, due to adoption of jurisdiction specific prudential standards, that may lead to change in demand for and acceptance of mortgage insurance by large domestic and internationally active banking institutions. The implementation of the Basel II Capital Accord and adoption of standards is subject to the views and discretion of the local banking supervisors and its implementation is expected to vary across national jurisdictions. We are continuously assessing the impact of Basel II Capital Accord implementation in the countries where we have significant operations.

In Australia, where Basel II prudential standards took effect on January 1, 2008, the impact on the lenders’ mortgage insurance market is reasonably likely to increase lenders’ demand for coverage of residential loans with a relatively higher risk profile, due to increased regulatory capital charges to lenders for such assets. While increased demand could theoretically lead to upward price pressures for mortgage insurance, these may be offset by competitive pressures in an increasingly crowded market of mortgage insurance providers.

In Hong Kong, Basel II’s implementation in January 2007 had no material effect on the market for residential mortgage insurance. Most larger Hong Kong lenders have adopted the “internal ratings-based” or “IRB” approach to the Basel II capital rules, under which the risk weighting for their portfolios of residential mortgages was not affected. Smaller lenders who have adopted the “standard approach” do receive a relatively minor risk weight reduction (from 50% to 35%) for residential mortgages.

The European Union has begun to implement Basel II through the Capital Requirements Directive (“CRD”), which provides a revised framework for European Union member nation banking supervisors to implement new Basel II Capital Accord risk-based capital guidelines. The CRD prescribes standard criteria for credit risk mitigation instruments eligible to provide banks with risk relief and is subject to further clarification by the European Commission and incorporation into the regulatory framework of European Union member countries. Many European banks already report their capital adequacy ratios according to the new system, and by year end 2008, all banks regulated by European Union banking regulators must implement it.

Implementation of Basel II in the U.S. has been delayed, and while there is no official timeline for implementation, it is not expected to begin until 2009. In the U.S., Basel II applies to large, complex, internationally active financial institutions; however, all other banks have the option to apply it. Currently, U.S. banks (via U.S. regulators) apply Basel I – like rules. If the ratings based approach under Basel II benefits a particular, smaller bank, they might in fact take that option.

Under the Basel II Capital Accord, the regulatory capital relief provided to an affected bank is the same whether the provider of the relief is rated “triple-A” or “double-A” (such as Radian Asset Assurance). As a result, price should be a more significant factor in our bank customers’ making their selection of credit protection providers among the “triple-A” and “double-A” providers. Due to our lower cost of capital as a “double-A” insurer relative to “triple-A” providers, we believe we can compete effectively on price to provide this relief to our customers.

XII. Employees

At December 31, 2007, we had 832 employees, of which 129 work mainly for Radian Group Inc., while 543 and 160 are employed in our mortgage insurance and financial guaranty businesses, respectively. Approximately 169 of our employees are contract underwriters that are hired on an “as-needed” basis. The number of contract underwriters can vary substantially from period to period, mainly as a result of changes in the demand for these services. Our employees are not unionized and management considers employee relations to be good.

Item 1A.	Risk Factors.

Risks Affecting Our Company

We may require additional capital in light of our recent loss experience, which could worsen if general economic factors continue to deteriorate. Additional capital could dilute our existing stockholders and reduce our per-share earnings.

Our business is cyclical and tends to track general economic and market conditions. Our loss experience on the mortgage and financial guaranty insurance we write is subject to general and regional economic factors that are beyond our control, many of which we cannot anticipate, including extended national or regional economic recessions, interest-rate changes or volatility, home price depreciation or appreciation, business failures, the impact of terrorist attacks or acts of war or other conflicts.

Throughout 2007, we experienced increased delinquencies in our traditional mortgage insurance business, primarily driven by the poor performance of our late 2005 through 2007 vintage books of business, a lack of refinance capacity in the current mortgage market, which is forcing many borrowers into delinquency, and from home price depreciation in many parts of the U.S. If current housing market trends continue as is expected, we will experience increased credit losses in 2008 and possibly beyond. We may be required, even if only as a precaution, to seek additional capital in order to maintain our current credit and financial strength ratings in the face of such on-going losses.

Deterioration of general economic conditions, such as increasing unemployment rates, higher energy costs and inflation could further negatively affect the performance of our mortgage insurance business by increasing the likelihood that borrowers will not pay their mortgages. Throughout the recent turmoil in the housing, mortgage and related credit markets, the overall U.S. economy has remained resilient; however, recent economic indices have indicated that the turmoil in the housing and mortgage markets has begun to impact the broader U.S. economy. If a recession occurs that negatively impacts economic conditions in the U.S. as a whole or in specific regions of the U.S. where our mortgage insurance is concentrated, including by increasing unemployment rates, we would likely experience significantly increased delinquencies and credit losses in our mortgage insurance business. If this were to occur, we would likely require additional capital to support our long-term liquidity needs and to protect our credit and financial strength ratings. If capital were necessary, we cannot be certain that we would be able to access capital on terms that would be acceptable to us or in an amount that would be sufficient to cover losses we may incur. In addition, the influx of new capital could have a potential dilutive effect upon our existing stockholders, including by reducing our per-share earnings.

Our financial guaranty business also is impacted by adverse economic conditions due to the impact or perceived impact these conditions may have on the credit quality of municipalities, consumers and corporations. In particular, our financial guaranty business has been adversely affected by its, and the financial guaranty industry’s exposure to credit markets and residential mortgage-backed securities. See “Risks Particular to Our Financial Guaranty Business—Recent adverse developments in the mortgage and other asset-backed credit markets may continue to negatively affect our results of operations” below. An increase in our loss experience due to adverse economic factors could have a material adverse effect on our business, financial condition and operating results.

Deterioration in regional economic factors in areas where our business is concentrated increases our losses in these areas.

Our results of operations and financial condition are particularly affected by weakening economic conditions, such as depreciating home values and unemployment, in specific regions (including international markets) where our business is concentrated.

Approximately 53% of our primary mortgage insurance in force is concentrated in 10 states, with the highest percentages being in Florida, California and Texas. A large percentage of our second-lien mortgage insurance in force also is concentrated in California and Florida. During the second half of 2007, deteriorating markets in California and Florida, where non-prime and non-traditional mortgage products such as ARMs, including interest-only loans, are prevalent and where home price depreciation has been occurring, have had a significant negative impact on our mortgage insurance business results. Approximately 37% of our total increase in primary mortgage insurance loss reserves during 2007 was attributable to these states, which together represented approximately 18% of our primary mortgage insurance risk in force at December 31, 2007. During the prolonged period of home price appreciation that preceded the recent downturn in the U.S. housing market, very few mortgage delinquencies and claims were attributable to insured loans in California, despite the significant growth during this period of riskier, non-traditional mortgage products in California, such as ARM and non-prime products, including Alt-A mortgages. As a result, as mortgage credit performance in California and Florida has begun to deteriorate as is the current trend, given the size of these markets, our loss experience has been significantly affected and will continue to be negatively affected if conditions continue to deteriorate as is the current expectation.

In addition to California and Florida, approximately 10.5% of our primary mortgage insurance risk in force at December 31, 2007 was concentrated in the Midwestern states of Michigan, Indiana and Ohio. This region continued to experience higher default rates in 2007 as a result of the poor economic conditions in this region that are largely attributable to the difficult operating environment facing the domestic auto industry. We expect that this trend may continue and may become worse as other previously strong sectors of the U.S. economy begin to deteriorate and exert a negative influence on the already strained economies of the Midwestern states.

Our financial guaranty business also has a significant portion of its insurance in force concentrated in a small number of states, principally including California, New York, Texas, Florida and Pennsylvania, and could be affected by a weakening of economic conditions in these states.

In addition to the impact of regional housing and credit market deterioration, our results of operations and financial condition could be negatively impacted by natural disasters or other catastrophic events, acts of terrorism, conflicts, event specific economic depressions or other harmful events in the regions, including areas internationally, where our business is concentrated.

A downgrade or potential downgrade of our credit ratings or the insurance financial strength ratings assigned to any of our operating subsidiaries is possible and could weaken our competitive position and affect our financial condition.

The credit ratings of Radian Group Inc. and the insurance financial strength ratings assigned to our subsidiaries may be downgraded by one or more of S&P, Moody’s or Fitch if they believe that Radian Group Inc. or such subsidiary has experienced adverse developments in its business, financial condition or operating results. The rating agencies have indicated that they are engaged in on-going monitoring of the mortgage insurance and financial guaranty industries and the mortgage-backed securities market to assess the adequacy of, and where necessary refine, their capital models. The rating agencies could take action, including by downgrading or warning of the strong possibility of downgrade with respect to one or more companies in a specific industry, upon the conclusion of their respective reviews. Although we remain in frequent contact with the rating agencies and have prepared action plans to address any rating agency actions, we are generally not provided with much advance notice of an impending rating decision, which could come at any time.

Determinations of ratings by the rating agencies are affected by a variety of factors, including macroeconomic conditions, economic conditions affecting the mortgage insurance and financial guaranty industries, changes in regulatory conditions, competition, underwriting, risk management assessment, investment losses, earnings volatility, the perceived need for additional capital, if necessary, and the ability to raise capital and the perceived instability in the ongoing franchise value of participants in these industries.

Our ratings are critical to our ability to market our products and to maintain our competitive position and customer confidence in our products. A downgrade in these ratings, or the announcement of the potential for a downgrade or any other concern relating to the on-going financial strength of our insurance subsidiaries, could have a material adverse effect on our business, financial condition and operating results. In addition, we may be required to raise capital in the event of a downgrade or the likelihood of a downgrade, which we may not be able to do on terms acceptable to us or in an amount that would be sufficient to restore or stabilize our ratings. Additional capital could dilute our existing stockholders and reduce our per-share earnings.

Our principal operating subsidiaries had been assigned the following ratings as of the date of this report:

	MOODY’S	MOODY’S OUTLOOK	S&P	S&P OUTLOOK	FITCH (1)	FITCH OUTLOOK
Radian Guaranty	Aa3	(2)	AA-	(3)	AA-	(4)
Radian Insurance	Aa3	(2)	A-	(3)	AA-	(4)
Amerin Guaranty	Aa3	(2)	AA-	(3)	AA-	(4)
Radian Asset Assurance	Aa3	Stable	AA	Stable	A+	Evolving
Radian Asset Assurance Limited	Aa3	Stable	AA	Stable	A+	Evolving

(1)	Fitch continues to rate us and our subsidiaries despite our request to Fitch on September 5, 2007 that Fitch immediately withdraw all of its ratings for us and our subsidiaries. See “Business—Ratings—Fitch” above.
(2)	Each Moody’s rating for our mortgage insurance subsidiaries is currently under review for possible downgrade.
(3)	Each S&P rating for our mortgage insurance subsidiaries is currently on CreditWatch with negative implications.
(4)	Each Fitch rating for our mortgage insurance subsidiaries is currently Ratings Watch Negative

S&P

On February 26, 2008, S&P downgraded Radian Insurance to A- from AA-. Radian Insurance remains on CreditWatch with negative implications. The rating change was based on the fact that Radian Insurance is no longer considered by S&P to be a strategic entity to Radian because of our decision in 2007 to discontinue writing insurance on NIMS and second-liens, have been placed in run-off. Radian Insurance had eight active international transactions at the time of the S&P downgrade. Of these transactions, five have early termination clauses that were triggered as a result of the downgrade which allow our counterparties to terminate these transactions. On March 4, 2008, Standard Chartered Bank in Hong Kong informed us that they wished to terminate their contract with Radian Insurance, effective immediately. While we still are in the process of assessing the validity of the notice and the potential impact of termination, there is a possibility that Radian Insurance could be required to return to Standard Chartered Bank, or to transfer to another insurer, unearned premium related to this transaction. Unless extended, this transaction was expected to expire at the end of 2009. We are working closely with our counterparties under the remaining four transactions and cannot provide any assurance as to whether we will be successful in retaining this business. If these transactions also are terminated, we could be required to return, or transfer to another insurer, additional unearned premiums.

On February 13, 2008, S&P took mostly unfavorable ratings actions on several U.S. mortgage insurers. These ratings actions were the result of S&P’s reassessment of its expectations for the mortgage insurance sector in light of further deterioration in both the housing markets and the performance of all types of mortgages as well as S&P’s concerns that the 2008 vintage portfolio may be unprofitable. S&P downgraded its credit rating for Radian Group Inc. from A to A- and its financial strength ratings for our mortgage insurance subsidiaries from AA to AA-. S&P placed these ratings on CreditWatch with negative implications, citing concerns with our mortgage insurance operating performance and risk management. S&P further stated that its ratings for our mortgage insurance subsidiaries could be lowered multiple notches or affirmed with a negative outlook.

S&P’s recent ratings actions followed an affirmation by S&P on November 21, 2007 of its credit rating for Radian Group and its financial strength ratings for our mortgage insurance subsidiaries, in each case with a negative outlook. On November 21, 2007, S&P stated that it would lower its ratings for Radian Group Inc. and its mortgage insurance subsidiaries one notch if the results of our mortgage insurance business failed to meet S&P’s expectations that: (1) the loss ratio for our first-lien insured mortgage portfolio (a) will compare favorably with the industry mean in both 2008 and 2009, (b) will be between 120% and 140% in 2008 and about 70% in 2009 and (2) we will maintain excellent capitalization. S&P further stated that a downgrade of one or more notches could occur if our mortgage insurance business fails to maintain its access to the flow channel of business on terms similar to its competitors.

On September 25, 2007, S&P stated that its ratings for Radian Group Inc. and its mortgage insurance entities were predicated on S&P’s expectations that we will (1) generate underwriting profits in 2009 in our traditional mortgage insurance business, (2) maintain excellent capitalization, (3) strengthen our enterprise risk management capabilities, (4) narrow the disparity in the operating performance of our traditional mortgage insurance business with that of others in the industry and (5) maintain a reasonable market share in the mortgage insurance industry.

S&P has continued to maintain the AA ratings on our financial guaranty subsidiaries with a stable outlook, stating that Radian Asset Assurance’s capital position and operating capabilities are largely independent of those of our mortgage insurance companies.

Moody’s

On January 31, 2008, Moody’s announced that the ratings of our mortgage insurance subsidiaries would remain on review for possible downgrade while it evaluated the capital adequacy of all mortgage insurers. This evaluation will be based on updated information incorporating revised expectations about performance across different loan types. In its analysis, Moody’s also will consider the changing risk and opportunities available to mortgage insurers as a result of shifting dynamics in the conforming mortgage market.

On September 5, 2007, following the termination of our merger with MGIC, Moody’s placed its ratings for Radian Group Inc. and our mortgage insurance subsidiaries under review for possible downgrade, citing the deterioration in the residential mortgage market as a growing concern for the mortgage industry as a whole and for us in particular due to our exposure to NIMS and second-lien transactions.

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

Fitch

On February 25, 2008, Fitch affirmed the AA- financial strength ratings of Radian Guaranty and its operational affiliates and the A- long-term issuer ratings of Radian Group, but placed these ratings on Ratings Watch Negative as compared to the previous status of negative outlook. Fitch cited growing losses and a potential capital shortfall, which, if not addressed within the next several months, could result in a one notch downgrade.

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

If the financial strength ratings assigned to any of our mortgage insurance subsidiaries were to fall below “Aa3” from Moody’s or the “AA-” level from S&P and Fitch, then national mortgage lenders and a large segment of the mortgage securitization market, including Freddie Mac and Fannie Mae, may decide not to purchase mortgages or mortgage-backed securities insured by that subsidiary. According to Fannie Mae, if such a downgrade were to occur, Fannie Mae would evaluate the downgraded insurance subsidiary, the current market environment and Fannie Mae’s alternative sources of credit enhancement. Based on that evaluation, Fannie Mae could restrict us from conducting certain types of business with Fannie Mae or take actions that may include not purchasing loans insured by us. Both Freddie Mac and Fannie Mae have indicated that any such downgrade would no longer result in an automatic loss of eligibility for an insurer, but that the insurer would be subject to review upon the happening of such event. Any such downgrade could also negatively affect Radian Group’s ratings or the ratings of our other insurance subsidiaries, including our financial guaranty subsidiaries. Any of these events would likely significantly harm the franchise value of our mortgage insurance business.

Any downgrade of the ratings assigned to our financial guaranty subsidiaries would limit the desirability of their respective direct insurance products and would reduce the value of Radian Asset Assurance’s reinsurance, even to the point where primary insurers may be unwilling to continue to cede insurance to Radian Asset Assurance at attractive rates. In addition, in the event of a downgrade, many of Radian Asset Assurance’s reinsurance agreements give the primary insurers the right to recapture business ceded to Radian Asset Assurance, and in some cases, in lieu of recapture, the right to increase commissions charged to Radian Asset Assurance if Radian Asset Assurance’s insurance financial strength rating is downgraded below specified levels. If Radian Asset Assurance was downgraded to A+ or below by S&P or A1 or below by Moody’s, up to $49.9 billion or 99.8% of our total net assumed par outstanding may be subject to recapture.

A downgrade of the ratings assigned to our financial guaranty subsidiaries below certain levels (both A- and below investment grade for S&P and below A3 for Moody’s) would allow counterparties in seven of our synthetic credit default swap transactions, representing an aggregate notional amount of approximately $1.1 billion, to terminate these transactions. Upon the termination of any such transaction following a downgrade trigger, the transaction would be settled on a mark-to-market basis, meaning that if there was a loss in fair value at the time of such termination, such loss would be realized and we would be required to pay such amount to our counterparty upon termination of the transaction. Based on the fair market value of such transactions at December 31, 2007, as discussed in Note 16 of Notes to Consolidated Financial Statements, we estimate that we would be required to pay the following amounts upon a termination of transactions following these specified downgrades: $2.7 million upon the termination of transactions following a downgrade by S&P below A- ; $2.9 million upon the termination of transactions following a downgrade by S&P below investment grade (BBB-); and $0.5 million upon the termination of transactions following a downgrade by Moody’s below A3. The actual amounts we could be required to pay in the event of a mark-to-market settlement following a downgrade trigger could be significantly greater than the amounts set forth above depending on market conditions at the time of termination, including if the fair values of these transactions were to deteriorate. The maximum amount that we could be required to pay on all these transactions in the aggregate is: $60.3 million in the event of a downgrade below A- by S&P; $413.5 million in the event of a downgrade below investment grade by S&P; and $8.0 million in the event of a downgrade below A3 by Moody’s.

In addition, approximately 80.1% of our 177 credit default swap transactions could be terminated by counterparties upon a downgrade of Radian Asset Assurance, generally below A- by S&P, without any obligation on our part to settle the transaction at fair value.

Radian Group Inc. currently has been assigned a senior debt rating of A- (CreditWatch with negative implications) by S&P, A2 (under review for possible downgrade) by Moody’s and A- (Ratings Watch Negative) by Fitch. In addition, the trusts that have issued money market committed preferred custodial trust securities for the benefit of Radian Asset Assurance have been rated A by S&P and BBB+ (Evolving Outlook) by Fitch. Our credit ratings generally impact the interest rates that we pay on money that we borrow. A downgrade in our credit ratings could increase our cost of borrowing, which could have an adverse affect on our liquidity, financial condition and operating results. In addition, under our existing $400 credit facility, our senior debt ratings, as provided by S&P and Moody’s, may not (1) at the same time be lower than A- for S&P and A3 for Moody’s, or (2) be lower than either BBB for S&P or Baa2 for Moody’s. If this were to occur, we would be in default under our credit agreement and the lenders representing a majority of the debt under our credit agreement would have the right to terminate all commitments under the credit agreement and declare the outstanding debt due and payable. If the debt under our credit agreement were accelerated in this manner and not repaid, the holders of 10% or more of our publicly traded $250 million 7.75% Debentures due in June 2011 and the holders of 25% or more of our publicly traded $250 million 5.625% Senior Notes due in February 2013, each would have the right to accelerate the maturity of that debt. In the event the amounts due under our credit agreement or any series of our outstanding long-term debt are accelerated, we may not have sufficient funds to repay any such amounts.

A prolonged period of losses could increase our subsidiaries’ risk-to-capital or leverage ratios, preventing them from writing new insurance.

Rating agencies and state insurance regulators impose capital requirements on our subsidiaries. These capital requirements include risk-to-capital ratios, leverage ratios and surplus requirements that limit the amount of insurance that these subsidiaries may write. Most of the individual states limit a mortgage insurer’s risk to capital ratio to 25-to-1. At December 31, 2006, the risk-to-capital ratio of our mortgage insurance subsidiaries was 10.4-to-1. As a result of their net losses during 2007, the risk-to-capital ratio grew to 14.4-to-1 at December 31, 2007. A material reduction in the statutory capital and surplus of any of our insurance subsidiaries, whether resulting from additional underwriting or investment losses or otherwise, or a disproportionate increase in risk in force, could increase that subsidiary’s risk-to-capital ratio or leverage ratio. This in turn could limit that subsidiary’s ability to write new business or require that subsidiary to lower its ratio by obtaining capital contributions from us or another of our insurance subsidiaries or by reinsuring existing business, which may not be available to us on attractive terms or at all. If we are required to contribute capital to a subsidiary, it would adversely affect our liquidity.

If the estimates we use in establishing loss reserves for our mortgage insurance or financial guaranty business are incorrect, we may be required to take unexpected charges to income and our ratings may be downgraded.

We establish loss reserves in both our mortgage insurance and financial guaranty businesses to provide for the estimated cost of claims. However, because our reserves represent an estimate, these reserves may be inadequate to protect us from the full amount of claims we ultimately may have to pay. Setting our loss reserves involves significant reliance on estimates of the likelihood, magnitude and timing of anticipated losses. The models and estimates we use to establish loss reserves may prove to be inaccurate, especially during an extended economic downturn or in a period of extreme credit market volatility as has existed for most of 2007. If our estimates are inadequate, we may be required to increase our reserves, including by raising additional capital, which we may not be able to access on acceptable terms, if at all. Failure to establish adequate reserves or a requirement that we increase our reserves, including through a downgrade or warning of potential downgrade of our credit and financial strength ratings, would have a material adverse effect on our financial condition, including our capital position, operating results and business prospects.

In our mortgage insurance business, in accordance with GAAP, we generally do not establish reserves until we are notified that a borrower has failed to make at least two consecutive payments when due. Upon notification that two payments have been missed, we establish a loss reserve by using historical models based on a variety of loan characteristics, including the type of loan, the status of the loan as reported by the servicer of the loan, and the area where the loan is located. We are required under GAAP to establish a premium deficiency reserve for our second-lien business, equal to the amount by which the net present value of expected future losses and expenses for this business exceeds expected future premiums and existing reserves. All of our mortgage insurance reserves are therefore based on a number of assumptions and estimates that may prove to be inaccurate.

It also is difficult to estimate appropriate loss reserves for our financial guaranty business because of the nature of potential losses in that business, which are largely influenced by the particular circumstances surrounding each troubled credit, including the availability of loss mitigation, and therefore, are less capable of being evaluated based on historical assumptions or precedent. In addition, in our reinsurance business, we generally rely on information provided by the primary insurer in order to establish results. If this information is incomplete or untimely, our loss reserves may be inaccurate and could require adjustment in future periods as new or corrected information becomes available.

On April 18, 2007, the Financial Accounting Standards Board (“FASB”) issued an exposure draft, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60” (“Exposure Draft”). The Exposure Draft clarifies how Statement of Financial Accounting Standards (“SFAS”) No. 60, “Accounting and Reporting by Insurance Enterprises” applies to financial guaranty insurance contracts and provides guidance with respect to the timing of claim liability recognition, premium recognition and the related amortization of deferred policy acquisition costs, specifically for financial guaranty contracts issued by insurance companies that are not accounted for as derivative contracts under SFAS No. 133. The goal of the proposed statement is to reduce diversity in accounting by financial guaranty insurers, thereby enabling users to better understand and more readily compare insurers’ financial statements. Final guidance from the FASB regarding accounting for financial guaranty insurance is expected to be issued in 2008. If the Exposure Draft is issued as proposed, the effect on our consolidated financial statements, particularly with respect to revenue recognition and claims liability, could be material.

Our success depends on our ability to assess and manage our underwriting risks.

Our mortgage insurance and financial guaranty premium rates may not be adequate to cover future losses during 2008, and possibly beyond. Our mortgage insurance premiums are based upon our long-term expected risk of claims on insured loans, and take into account, among other factors, each loan’s LTV, type (e.g., prime vs. non-prime or fixed vs. variable payments), term, coverage percentage or the existence of a deductible in front of our loss position. We adjusted our underwriting standards in 2007 and are in the process of adjusting our pricing to reflect deterioration in the housing and related credit markets and our revised expectations regarding risk of claims on insured loans. Our financial guaranty premiums are based upon our expected risk of claim on the insured obligation, and take into account, among other factors, the rating and creditworthiness of the issuer and of the insured obligations, the type of insured obligation, the policy term and the structure of the transaction being insured. In addition, our premium rates take into account expected cancellation rates, operating expenses and reinsurance costs, as well as profit and capital needs and the prices that we expect our competitors to offer.

We generally cannot cancel or elect not to renew the mortgage insurance or financial guaranty insurance coverage we provide, and because we generally fix premium rates for the life of a policy when issued, we cannot adjust renewal premiums or otherwise adjust premiums over the life of a policy. Therefore, even if the risk underlying many of the mortgage or financial guaranty products we have insured develops more adversely than we anticipated, national and regional economies undergo unanticipated stress, and the premiums our customers are paying for similar coverage has increased, we generally cannot increase the premium rates on this in-force business, or cancel coverage or elect not to renew coverage to mitigate the effects of adverse developments. Our premiums earned and the associated investment income on those premiums may ultimately prove to be inadequate to compensate for the losses that we may incur. An increase in the amount or frequency of claims beyond the levels contemplated by our pricing assumptions could have a material adverse effect on our business, financial condition and operating results.

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

We act principally as a holding company for our insurance subsidiaries and do not have any significant operations of our own. Dividends from our subsidiaries and permitted payments to us under our expense- and tax-sharing arrangements with our subsidiaries, along with income from our investment portfolio, are our principal sources of cash to pay stockholder dividends and to meet our obligations. These obligations include our operating expenses and interest and principal payments on long-term debt and other borrowings. The payment of dividends and other distributions to us by our insurance subsidiaries is limited by insurance laws and regulations. In general, dividends in excess of prescribed limits are deemed “extraordinary” and require insurance regulatory approval. In addition, our insurance subsidiaries’ ability to pay dividends to us, and our ability to pay dividends to our stockholders, is subject to various conditions imposed by the rating agencies for us to maintain our ratings. If the cash we receive from our subsidiaries pursuant to dividend payment and expense- and tax-sharing arrangements is insufficient for us to fund our obligations, we may be required to seek capital by incurring additional debt, by issuing additional equity or by selling assets, which we may be unable to do on favorable terms, if at all. The need to raise additional capital or the failure to make timely payments on our obligations could have a material adverse effect on our ratings and our business, financial condition and operating results.

Our reported earnings are subject to fluctuations based on changes in our credit derivatives that require us to adjust their fair market value as reflected on our income statement.

Our business includes the provision of credit enhancement in the form of derivative contracts. The gains and losses on these derivative contracts are derived from internally generated models, which may differ from models used by our counterparties or others in the industry. We estimate fair value amounts using market information, to the extent available, and valuation methodologies that we deem appropriate. The gains and losses on assumed derivative contracts are provided by the primary insurance companies. Considerable judgment is required to interpret available market data to develop the estimates of fair value. Since there currently is no active market for many derivative products, we have had to use assumptions as to what could be realized in a current market exchange. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Derivative Instruments and Hedging Activity.” Temporary market changes as well as actual credit improvement or deterioration in these contracts are reflected in changes in fair value of derivative instruments. Because these adjustments are reflected on our income statement, they affect our reported earnings and create earnings volatility. In addition, although these mark-to-market gains and losses do not directly impair our liquidity, they have the potential to significantly affect our GAAP consolidated net worth, which must be maintained at $2.0 billion (currently $2.7 billion as of December 31, 2007) in order to avoid a default under our credit agreement. If our GAAP consolidated net worth was to fall below $2.0 billion, we would be in default under our credit agreement and the lenders representing a majority of the debt under our credit agreement would have the right to terminate all commitments under the credit agreement and declare the outstanding debt due and payable. If the debt under our credit agreement were accelerated in this manner and not repaid, the holders of 10% or more of our publicly traded $250 million 7.75% Debentures due in June 2011 and the holders of 25% or more of our publicly traded $250 million 5.625% Senior Notes due in February 2013, each would have the right to accelerate the maturity of that debt. In the event the amounts due under our credit agreement or any series of our outstanding long-term debt are accelerated, we may not have sufficient funds to repay any such amounts.

The performance of our strategic investments could harm our financial results.

Part of our business involves strategic investments in other companies, and we generally do not have control over the way that these companies run their day-to-day operations. Our 21.8% equity interest in Sherman currently represents our most significant strategic investment. Sherman is a consumer asset and servicing firm specializing in charged-off and bankruptcy plan consumer assets that it generally purchases at deep discounts from national financial institutions and major retail corporations and subsequently seeks to collect. In addition, Sherman originates subprime credit card receivables through its subsidiary CreditOne and has a variety of other similar ventures related to consumer assets. Consequently, Sherman’s results could be adversely impacted by:

•	Sherman’s ability to obtain or renew financing, which will be required in 2008, and its ability to accomplish this on reasonable terms;

•	increased pricing competition for the pools of consumer assets it purchases;

•	macroeconomic or other factors that could diminish the success of its collection efforts on the variety of consumer assets it owns; and

•

the results of its credit card origination business, which are sensitive to interest-rate changes, charge-off losses and the success of its collection efforts, and which may be impacted by macroeconomic factors that affect a borrower’s ability to pay.

As a result of their significant amount of collection efforts, there is a risk that Sherman could be subject to consumer related lawsuits and other investigations related to fair debt collection practices, which could have an adverse effect on Sherman’s income, reputation and future ability to conduct business. In addition, Sherman is particularly exposed to consumer credit risk as a result of its credit card origination business and unsecured lending business through CreditOne. National credit card lenders recently have reported decreased spending by card members and an increase in delinquencies and loan write-offs, indicating that the recent turmoil in the mortgage credit markets may be impacting other consumer credit markets. In addition, recent economic indices have indicated that the likelihood of a recession in the U.S. is increasing. A continuation of current economic trends could materially impact the future results of Sherman, which, in turn, could have an adverse effect on our results of operations or financial condition.

Our international operations subject us to numerous risks.

We have committed significant resources to our international operations, particularly in the European Union, Hong Kong and Australia. Accordingly, we are subject to a number of risks associated with our international business activities, including:

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

We may lose business if we are unable to meet our customers’ technological demands.

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

Many of our information technology systems have been in place for a number of years, and many of them originally were designed to process information regarding traditional products. As new products with new features emerge, when we modify our underwriting standards as we’ve done recently or when we insure structured transactions with different features, our systems may require modification in order to recognize these features to allow us to price or bill for our insurance of these products appropriately. Our systems also may not be capable of recording, or may incorrectly record, information about these products that may be important to our risk management and other functions. In addition, our customers may encounter similar technological issues that prevent them from sending us complete information about the products or transactions that we insure. Making appropriate modifications to our systems involves inherent time lags and may require us to incur significant expenses. The inability to make necessary modifications to our systems in a timely and cost-effective manner may have adverse effects on our business, financial condition and operating results.

A material weakness relating to our internal control over financial reporting could result in errors in our reported results and could have a material adverse effect on our operations and investor confidence in our business.

We have determined that material weakness existed in our internal control over financial reporting at December 31, 2007. We experienced increased turnover in key positions in our accounting and finance organization as a result of our proposed, but subsequently terminated, merger with MGIC. As a result, as of December 31, 2007, we did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of GAAP commensurate with our financial reporting requirements. Specifically, this deficiency resulted in audit adjustments to Derivative Liabilities and Change in Fair Value of Derivative Instruments line items in the consolidated financial statements for the year ended December 31, 2007 primarily arising from insufficient (1) identification of derivative instruments; (2) review, approval and testing of complex derivative valuation models, including assumptions, data inputs and results; and (3) identification of contract terms and transactions requiring consolidation in accordance with generally accepted accounting principles, related to such financial statement line items. We have been actively engaged in corrective actions to address this material weakness, including: (i) hiring in January 2008 a new corporate Controller to fill the recent vacancy in this position; (ii) hiring consultants to assist with the evaluation and application of complex accounting matters; (iii) reviewing and reorganizing our accounting organization to provide improved lines of responsibility, review and authority; and (iv) strengthening a compensation program aimed at retaining critical accounting and finance personnel. Notwithstanding these actions, we have not yet fully remedied this material weakness in our internal controls, which could result in errors in our financial or other reporting, cause us to fail to meet our reporting obligations on a timely basis and ultimately decrease investor confidence in our reported information.

A third-party acquisition of 20% or more of our outstanding shares will trigger a “change in control” under our Equity Compensation Plan, Performance Plan and other benefit plans.

A “change of control” will occur under our Equity Compensation Plan, Performance Plan and other benefit plans if an unaffiliated third-party acquires beneficial ownership of 20% or more of our outstanding shares of common stock. On February 14, 2008, Third Avenue Management LLC, an unaffiliated third-party (“Third-Avenue”), filed a Form 13G with the Securities and Exchange Commission, reporting that as of December 31, 2007, Third Avenue beneficially owned approximately 18.78% of our total common shares outstanding. If Third-Avenue or any other third-party were to acquire beneficial ownership of 20% or more of our outstanding common stock, a significant portion of the equity issued under our Equity Compensation Plan, including performance shares granted to executive officers under our Performance Plan, would become fully vested and transferable. We estimate that this would result in a pre-tax accounting charge to us of approximately $25 million to $35 million, representing an acceleration of compensation expense under SFAS No. 123R, “Share-Based Payment”. In addition, we believe the deferred vesting of our equity awards helps us retain executives and other employees, and therefore, serves as an important component of our compensation program, particularly in light of the current difficult operating environment for mortgage and financial guaranty insurers. The vesting of our outstanding equity grants could reduce their retention aspect and could result in our losing significant employees. The acquisition of 20% or more of our outstanding shares also would result in a “change of control” under agreements with our executive officers. These agreements are “double-trigger” agreements, meaning that amounts would be paid out to executives only upon the occurrence of both a “change of control” and one or more of the other triggering events specified in these agreements. Our consent is not required in order for a third-party to acquire beneficial ownership of 20% of more of our common shares, and we cannot provide any assurances as to whether this may or may not occur.

We are subject to litigation risk.

We face litigation risk in the ordinary course of operations, including the risk of class action lawsuits. In August and September 2007, two purported stockholder class action lawsuits, Cortese v. Radian Group Inc. and Maslar v. Radian Group Inc., were filed against us and individual defendants in the U.S. District Court for the Eastern District of Pennsylvania. The complaints, which are substantially similar, allege that we were aware of and failed to disclose the actual financial condition of C-BASS prior to our declaration of a material impairment to our investment in C-BASS. While it is still very early in the pleadings stage, we do not believe that these allegations have any merit; and we intend to defend this action vigorously.

In addition to the above litigation, we are involved in litigation that has arisen in the normal course of our business. We are contesting the allegations in each such pending action and believe, based on current knowledge and after consultation with counsel, that the outcome of such litigation will not have a material adverse effect on our consolidated financial position or results of operations. In the future, we cannot predict whether other actions might be brought against us. Any such proceedings could have an adverse effect on our consolidated financial position, results of operations or cash flows.

Our inability to obtain financial statements for C-BASS, in which we hold a 46% equity interest, in final form on a timely basis, could delay our ability to file timely reports with the SEC

We were unable to timely file our Form 10-Q for the third quarter of 2007 because we did not receive third-quarter financial statements in final form from C-BASS, which is an unconsolidated investment of ours, before the prescribed due date for filing the Form 10-Q. In addition, we are required to file financial statements of C-BASS for the year ended December 31, 2007 as part of this Form 10-K. C-BASS’s management is expected to issue financial statements by the end of March 2008, and we expect to file an amendment to this 10-K as soon as practicable to reflect such financial statements. We are not involved in the preparation of the C-BASS financial statements and cannot provide any assurance as to whether they will be completed and, if completed, whether we will receive them in a timely manner. Because the carrying value of our investment in C-BASS has been fully written down, we do not expect that any change to the summarized C-BASS financial information will have a material impact on our consolidated financial statements. If there is a delay in our receipt of the C-BASS financial statements for the current period, or for any future period for which the financial statements are required, we may be unable to timely file reports with the SEC, which could make it more difficult for us to raise capital, if necessary, and satisfy our obligations under our $400 million credit facility. Under this facility, we are required to furnish financial statements to the administrative agent for the facility within certain prescribed time periods. If we fail to meet our delivery obligations on more than two occasions in any twelve month period, we would be in default under our credit agreement.

Risks Particular to Our Mortgage Insurance Business

A decrease in the volume of home mortgage originations could result in fewer opportunities for us to write new insurance business.

Our ability to write new business depends on a steady flow of high-LTV mortgages that require our mortgage insurance. The deterioration in the credit performance of non-prime and other forms of non-conforming loans during 2007 has caused almost all lenders to substantially reduce the availability of non-prime mortgages and most other loan products that are not conforming loans, and to significantly tighten their underwriting standards. Fewer loan products and tighter loan qualifications, while improving the overall quality of new mortgage originations, have in turn reduced the pool of qualified homebuyers and made it more difficult for buyers (in particular first-time buyers) to obtain mortgage financing or to refinance their existing mortgages. In addition, the significant disruption in the subprime market has led to reduced investor demand for mortgage loans and mortgage-backed securities in the secondary market, which, until recently, has been an available source of funding for many mortgage lenders. This has significantly reduced liquidity in the mortgage funding marketplace, forcing many lenders to retain a larger portion of their mortgage loans and mortgage-backed securities and leaving them with less capacity to continue to originate new mortgages. To date, the potential negative effect on our business from the decreased volume of mortgage originations has been offset by an increase in the demand for mortgage insurance on conforming loans as the lending industry embraces more prudent risk management measures. However, if the volume of new mortgage originations continues to decrease or persist at low levels for a prolonged period of time, we may experience fewer opportunities to write new insurance business, which could reduce our existing insurance in force and have a significant negative effect on both our ability to execute our business plans and our overall franchise value.

An increase in the volume of cancellations or non-renewals of our existing policies would have a significant effect on our revenues.

Most of our mortgage insurance premiums earned each month are derived from the monthly renewal of policies that we have previously written. As a result, a decrease in the length of time that our mortgage insurance policies remain in force reduces our revenues and could have a material adverse effect on our business, financial condition and operating results. Fannie Mae and Freddie Mac generally permit homeowners to cancel their mortgage insurance when the principal amount of a mortgage falls below 80% of the home’s value and most private mortgage insurance must be automatically cancelled once the LTV reaches 78%. Factors that are likely to increase the number of cancellations or non-renewals of our mortgage insurance policies include:

•	falling mortgage interest rates (which tends to lead to increased refinancings and associated cancellations of mortgage insurance);

•	appreciating home values; and

•	changes in the mortgage insurance cancellation requirements applicable to mortgage lenders and homeowners.

Ongoing deterioration in the U.S. housing market, combined with a lack of liquidity in the mortgage funding market, has significantly reduced the level of mortgage refinancings during 2007. This has contributed to an overall increase in our mortgage insurance risk in force. Because housing markets tend to be cyclical, however, we expect that we will again experience a period of home price appreciation and low-interest rates at some point in the future. If this were to occur, we would likely experience a decrease in our mortgage insurance in force, which could have a negative effect on our revenues.

Because our mortgage insurance business is concentrated among a few significant customers, our revenues could decline if we lose any significant customer.

Our mortgage insurance business depends to a significant degree on a small number of lending customers. Our top ten mortgage insurance customers are generally responsible for half of both our primary new insurance written in a given year and our direct primary risk in force. Accordingly, maintaining our business relationships and business volumes with our largest lending customers is critical to the success of our business. Challenging market conditions during 2007 have adversely affected, and may continue to adversely affect, the financial condition of a number of our largest lending customers. Many of these customers have experienced ratings downgrades and liquidity constraints in the face of increasing delinquencies and the lack of a secondary market for mortgage funding. These customers may become subject to serious liquidity constraints that could jeopardize the viability of their business plans or their access to additional capital, forcing them to consider alternatives such as bankruptcy or, as has occurred recently, consolidation with others in the industry. In addition, as a result of current market conditions, our largest lending customers may seek to diversify their exposure to any one or more mortgage insurers or decide to write business only with those mortgage insurers that they perceive to have the strongest financial position. The loss of business from even one of our major customers could have a material adverse effect on our business franchise and operating results. Our master policies and related lender agreements do not, and by law cannot, require our mortgage insurance customers to do business with us, and we cannot be certain that any loss of business from a single lender will be recouped from other lending customers in the industry.

Our business depends, in part, on effective and reliable loan servicing, which may be negatively impacted by the current disruption in the mortgage credit markets.

We depend on reliable, consistent third-party servicing of the loans that we insure. Dependable servicing generally ensures timely billing and better loss mitigation opportunities for delinquent or near-delinquent loans. Many of our customers also serve as the servicers for loans that we insure, whether the loans were originated by such customer or another lender. Therefore, the same market conditions affecting our customers as discussed in the prior risk factor also will affect their ability to effectively maintain their servicing operations. In addition, if current housing market trends continue or worsen, the number of delinquent mortgage loans requiring servicing could continue to increase. Managing a substantially higher volume of non-performing loans could create operational difficulties that our servicers may not have the resources to overcome. If a disruption occurs in the servicing of mortgage loans covered by our insurance policies, this, in turn, could contribute to a rise in delinquencies among those loans and could have a material adverse effect on our business, financial condition and operating results.

A large portion of our mortgage insurance risk in force consists of higher risk loans, such as Alt-A and subprime loans, which have resulted in increased losses in 2007 and may result in further losses in the future.

Non-Prime Loans. Until recently, we have faced significant competition for prime loan business from lenders offering alternative arrangements, such as simultaneous second mortgages. As a result, a large percentage of our mortgage insurance written during the recent past and, consequently, our mortgage insurance risk in force, is related to non-prime loans. In 2007, non-prime business accounted for $23.9 billion or 41.8% of our new primary mortgage insurance written (81% of which was Alt-A), compared to $17.5 billion or 43.7% in 2006 (80.2% of which was Alt-A) and $17.8 billion or 41.7% in 2005 (63.3% of which was Alt-A). At December 31, 2007, our non-prime mortgage insurance in force, including Alt-A, was $49.5 billion or 34.6% of our total primary insurance in force, compared to $37.0 billion or 32.5% of primary insurance in force at December 31, 2006 and $34.7 billion or 31.7% of primary insurance in force at December 31, 2005. Historically, non-prime loans are more likely to go into default and require us to pay claims than prime loans. In addition, our non-prime business, in particular Alt-A loans, tends to have larger loan balances relative to other loans, which results in larger claims. Throughout 2007, in conjunction with the disruption in the subprime market, we have experienced a significant increase in mortgage loan delinquencies related to Alt-A loans originated in 2006 and 2007. These losses have occurred more rapidly and well in excess of historical loss patterns for this product, and have contributed in large part to the significant increase in our provision for losses during the second half of 2007. If delinquency and claim rates on non-prime loans continue to increase, or if there is a further decline in the current housing market, in particular in California, Florida and other states where the Alt-A product is prevalent, our results of operations and financial condition would be negatively affected.

High-LTV Mortgages. We generally provide private mortgage insurance on mortgage products that have more risk than those mortgage products that meet the GSEs’ classification of conforming loans. A portion of our mortgage insurance in force consists of insurance on mortgage loans with LTVs at origination of 97% or greater. In 2007, loans with LTVs in excess of 97% accounted for $13.1 billion or 23.0% of our new primary mortgage insurance written, compared to $5.7 billion or 14.2% in 2006. At December 31, 2007, our mortgage insurance risk in force related to these loans was $6.5 billion or 20.7% of our total primary risk in force, compared to $3.5 billion or 14.0% of primary insurance risk in force at December 31, 2006. Mortgage loans with LTVs greater than 97% default substantially more often than those with lower LTVs. In addition, when we are required to pay a claim on a higher LTV loan, it is generally more difficult to recover our costs from the underlying property, especially in areas with declining property values. Throughout 2007, we experienced a significant increase in mortgage loan delinquencies related to high-LTV mortgages. As a result, we have altered our underwriting criteria, in part, to limit our exposure to high-LTV loans in markets experiencing a decline in home values. While we believe these changes will improve our overall risk profile, in the near term, we will likely continue to be negatively affected by the performance of existing insured loans with high-LTVs.

Pool Mortgage Insurance. We offer pool mortgage insurance, which exposes us to different risks than the risks applicable to primary mortgage insurance. Our pool mortgage insurance products generally cover all losses in a pool of loans up to our aggregate exposure limit, which generally is between 1% and 10% of the initial aggregate loan balance of the entire pool of loans. Under pool insurance, we could be required to pay the full amount of every loan in the pool within our exposure limits that is in default and upon which a claim is made until the aggregate limit is reached, rather than a percentage of the loan amount, as is the case with traditional primary mortgage insurance. At December 31, 2007, $3.0 billion of our mortgage insurance risk in force was attributable to pool insurance.

Credit Default Swaps. We also have provided credit enhancement on residential mortgage-backed securities in the form of credit default swaps. A credit default swap is an agreement to pay our counterparty should an underlying security or the issuer of such security suffer a specified credit event, such as nonpayment, downgrade or a reduction of the principal of the security as a result of defaults in the underlying collateral. This type of insurance generally has higher claim payouts than traditional mortgage insurance products. In addition, unlike with most of our mortgage insurance and financial guaranty products, our ability to engage in loss mitigation is generally limited. We have less experience writing these types of insurance and less performance data on this business, which could lead to greater losses than we anticipate. At December 31, 2007, we had $212 million of risk in force related to domestic credit default swaps on residential mortgage-backed securities. Credit default swaps in our mortgage insurance business are subject to derivative accounting, requiring mark-to-market valuations. As of December 31, 2007, we had a cumulative unrealized loss of approximately $84 million related to these domestic credit default swaps. We could incur additional credit losses on this business.

A portion of our mortgage insurance risk in force consists of insurance on adjustable-rate products such as ARMs that have resulted in significant losses in 2007 and may result in further losses.

At December 31, 2007, approximately 22% of our mortgage insurance risk in force consists of ARMs (12% of our mortgage insurance risk in force relates to ARMs with resets of less than five years from origination), which includes loans with negative amortization features, such as pay option ARMs. We consider a loan an ARM if the interest rate for that loan will reset at any point during the life of the loan. It has been our experience that ARMs with resets of less than five years from origination are more likely to result in a claim than longer-term ARMs. Our claim frequency on ARMs has been higher than on fixed-rate loans due to monthly payment increases that occur when interest rates rise or when the “teaser rate” (an initial interest rate that does not fully reflect the index which determines subsequent rates) expires. At December 31, 2007, approximately 10.5% of our primary mortgage insurance risk in force consists of interest-only mortgages, where the borrower pays only the interest charge on a mortgage for a specified period of time, usually five to ten years, after which the loan payment increases to include principal payments. Similar to ARMs, these loans have a heightened propensity to default because of possible “payment shocks” after the initial low-payment period expires and because the borrower does not automatically build equity as payments are made.

A lack of liquidity in the mortgage market, tighter underwriting standards, and declining home prices in many regions in the U.S. during 2007, have combined to make it more difficult for many borrowers with ARMs and interest-only mortgages to refinance their mortgages into lower fixed rate products. As a result, without available alternatives, many borrowers have been forced into default when their interest rates reset. This has resulted in significant defaults during 2007 for mortgage lenders and insurers as well as investors in the secondary market. Approximately 34% of our total increase in mortgage insurance loss reserves during the fourth quarter of 2007 was attributable to adjustable rate products, which represented approximately 22% of our mortgage insurance risk in force at December 31, 2007. Absent a change in the current lending environment or a positive mitigating effect from recent legislation aimed at reducing defaults from adjustable rate resets (See “Business—Regulation—Federal Regulation—Indirect Regulation” above), we expect that defaults related to these products will likely continue to increase. As of December 31, 2007, approximately 2.4% of the adjustable rate mortgages we insure are scheduled to reset during 2008, with most of our option ARMs and interest-only loans having first time resets in 2009 or later. If defaults related to adjustable rate mortgages were to continue at their current pace or were to increase as is currently projected, our results of operations will continue to be negatively affected, possibly significantly, which could adversely affect our financial position and capital reserves.

Our results of operations may continue to be negatively affected by NIMS and second-lien mortgages.

In the past, we have written mortgage insurance on second-lien mortgages and have provided credit enhancement on NIMS. Both of these products have been particularly susceptible to the disruption in the mortgage credit markets during 2007, resulting in significant credit losses to us. As a result, we ceased writing new insurance on these products in 2007 and expect that most of this business will have run-off by 2010. Although losses with respect to our second-lien business, much like in our traditional first-lien mortgage insurance business, will be incurred and paid over time as delinquencies develop and claims are filed, the net present value of expected future losses and expenses above expected future premiums and existing reserves on our second-lien business was recorded in the third quarter of 2007 as a $155.2 million premium deficiency reserve. This deficiency was increased by $40.4 million as of December 31, 2007 as a result of further deterioration in this insured portfolio. Because losses in our second-lien portfolio are particularly sensitive to changes in home prices, we cannot be certain that actual losses in our second-lien portfolio will not differ materially from the projections incorporated into our premium deficiency. If losses were to exceed our expectations, our future results of operations would be negatively impacted. During the third quarter of 2007, we incurred a mark-to-market loss related to NIMS of approximately $366.7 million, which increased our cumulative unrealized loss at September 30, 2007 to $432.0 million. Our cumulative unrealized loss at December 31, 2007 was $434.0 million.

We face the possibility of higher claims as our mortgage insurance policies age.

Historically, most claims under private mortgage insurance policies on prime loans occur during the third through fifth year after issuance of our policies, and under policies on non-prime loans during the second through fourth year after issuance of our policies. Low mortgage interest-rate environments tend to lead to increased refinancing of mortgage loans, resulting in a corresponding decrease in the average age of our mortgage insurance policies. On the other hand, increased interest rates tend to reduce mortgage refinancings and cause a greater percentage of our mortgage insurance risk in force to reach its anticipated highest claim frequency years. In addition, periods of growth in our business tend to reduce the average age of our policies. For example, the relatively recent growth of our non-prime mortgage insurance business means that a significant percentage of our insurance in force on non-prime loans has not yet reached its anticipated highest claim frequency years, although the recent disruption in the subprime credit markets has resulted in a significant acceleration of losses associated with our 2005 through 2007 non-prime insured loans. If the growth of our new business were to slow or decline, a greater percentage of our total mortgage insurance in force could reach its anticipated highest claim frequency years. A resulting increase in claims could have a material adverse effect on our business, financial condition and operating results.

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

As part of our mortgage insurance business, we provide contract underwriting services to some of our mortgage lender customers, even with respect to loans for which we are not providing mortgage insurance. Under the terms of our contract underwriting agreements, we agree that if we make mistakes in connection with these underwriting services, the mortgage lender may, subject to certain conditions, require us to purchase the loans or issue mortgage insurance on the loans, or to indemnify the lender against future loss associated with the loans. Accordingly, we assume some credit risk and interest-rate risk in connection with providing these services. In a rising interest-rate environment, the value of loans that we are required to repurchase could decrease, and consequently, our costs of those repurchases could increase. In 2007, we underwrote $3.9 billion in principal amount of loans through contract underwriting. Depending on market conditions, a significant amount of our underwriting services may be performed by independent contractors hired by us on a temporary basis. If these independent contractors make more mistakes than we anticipate, the resulting need to provide greater than anticipated recourse to mortgage lenders could have a material adverse effect on our business, financial condition and operating results.

Our loss mitigation opportunities are reduced in markets where housing values fail to appreciate or begin to decline.

The amount of loss we suffer, if any, depends in part on whether the home of a borrower who has defaulted on a mortgage can be sold for an amount that will cover unpaid principal and interest on the mortgage and expenses from the sale. If a borrower defaults under our standard mortgage insurance policy, we generally have the option of paying the entire loss amount and taking title to a mortgaged property or paying our coverage percentage in full satisfaction of our obligations under the policy. In the past, we have been able to take title to the properties underlying certain defaulted loans and to sell the properties quickly at prices that have allowed us to recover some of our losses. In the current housing market, in which housing values have failed to appreciate or have begun to decline in many regions, our ability to mitigate our losses in such manner has been reduced. If housing values continue to decline, or decline more significantly and/or on a larger geographic basis, the frequency of loans going to claim could increase and our ability to mitigate our losses on defaulted mortgages may be significantly reduced, which could have a material adverse effect on our business, financial condition and operating results.

Our mortgage insurance business faces intense competition.

The U.S. mortgage insurance industry is highly dynamic and intensely competitive. Our competitors include:

•	other private mortgage insurers;

•

federal and state governmental and quasi-governmental agencies, principally the VA and the FHA, which has increased its competitive position in areas with higher home prices by streamlining its down-payment formula and reducing the premiums it charges; and

•	mortgage lenders that demand participation in revenue-sharing arrangements such as captive reinsurance arrangements.

Governmental and quasi-governmental entities typically do not have the same capital requirements that we and other mortgage insurance companies have, and therefore, may have financial flexibility in their pricing and capacity that could put us at a competitive disadvantage. In the event that a government-owned or sponsored entity in one of our markets decides to reduce prices significantly or alter the terms and conditions of its mortgage insurance or other credit enhancement products in furtherance of social or other goals rather than a profit motive, we may be unable to compete in that market effectively, which could have an adverse effect on our business, financial condition and operating results. In addition, the intense competition we face in the mortgage insurance industry requires that we dedicate time and energy to the development and introduction of competitive new products and programs. Our inability to compete with other providers, including the timely introduction of profitable new products and programs, could have a material adverse effect on our business, financial condition and operating results.

In addition, in the recent past, an increasing number of alternatives to traditional private mortgage insurance developed, many of which reduced the demand for our mortgage insurance. These alternatives included:

•

mortgage lenders structuring mortgage originations to avoid private mortgage insurance, mostly through “80-10-10 loans” or other forms of simultaneous second loans. The use of simultaneous second loans increased significantly during recent years to become a competitive alternative to private mortgage insurance, particularly in light of (1) the potential lower monthly cost of simultaneous second loans compared to the cost of mortgage insurance in a low-interest-rate environment and (2) possible negative borrower, broker and realtor perceptions about mortgage insurance;

•	investors using other forms of credit enhancement such as credit default swaps or securitizations as a partial or complete substitute for private mortgage insurance; and

•	mortgage lenders and other intermediaries foregoing third-party insurance coverage and retaining the full risk of loss on their high-LTV loans.

As a result of the recent turmoil in the housing credit market, many of these alternatives to private mortgage insurance are no longer prevalent in the mortgage market. If market conditions were to change, however, we again would likely face significant competition from these alternatives as well as others that may develop.

Because many of the mortgage loans that we insure are sold to Freddie Mac and Fannie Mae, changes in their charters or business practices could significantly impact our mortgage insurance business.

Freddie Mac’s and Fannie Mae’s charters generally prohibit them from purchasing any mortgage with a loan amount that exceeds 80% of the home’s value, unless that mortgage is insured by a qualified insurer or the mortgage seller retains at least a 10% participation in the loan or agrees to repurchase the loan in the event of a default. As a result, high-LTV mortgages purchased by Freddie Mac or Fannie Mae generally are insured with private mortgage insurance. Freddie Mac and Fannie Mae are the beneficiaries of the majority of our mortgage insurance policies.

Changes in the charters or business practices of Freddie Mac or Fannie Mae could reduce the number of mortgages they purchase that are insured by us and consequently reduce our revenues. Some of Freddie Mac’s and Fannie Mae’s more recent programs require less insurance coverage than they historically have required, and they have the ability to further reduce coverage requirements, which could reduce demand for mortgage insurance and have a material adverse effect on our business, financial condition and operating results. Freddie Mac and Fannie Mae also have the ability to implement new eligibility requirements for mortgage insurers and to alter or liberalize underwriting standards on low-down-payment mortgages they purchase. We cannot predict the extent to which any new requirements may be implemented or how they may affect the operations of our mortgage insurance business, our capital requirements and our products.

Further, both Freddie Mac’s and Fannie Mae’s eligibility requirements for “Type I” mortgage insurers currently require such insurers to maintain an insurer financial strength rating of AA- or Aa3 with the credit ratings agencies that customarily rate them. A downgrade below such levels could have an adverse affect on our ability to continue to do business with Freddie Mac and/or Fannie Mae. While we cannot predict if such eligibility requirements may be waived or altered by Freddie Mac or Fannie Mae in the event of such a downgrade, both Freddie Mac and Fannie Mae have indicated that loss of “Type I” mortgage insurer eligibility due to such a downgrade will no longer be automatic and will be subject to review if and when it occurs.

Freddie Mac’s and Fannie Mae’s business practices may be impacted by their results of operations as well as legislative or regulatory changes governing their operations and the operations of other government-sponsored enterprises. The liquidity provided by Freddie Mac and Fannie Mae to the mortgage industry is very important to support a strong level of mortgage originations. These entities recently have reported losses as a result of deteriorating housing and credit market conditions, which could limit their ability to acquire mortgages. Freddie Mac and Fannie Mae also are currently the subject of proposed legislation that would increase regulatory oversight over them. The proposed legislation encompasses substantially all of their operations and is intended to be a comprehensive overhaul of the existing regulatory structure. In 2007, the House of Representatives passed H.R. 1427, a comprehensive reform of Freddie Mac and Fannie Mae oversight. No companion legislation has been introduced in the Senate as of February 2008. Although we cannot predict whether, or in what form, this legislation will be enacted, the proposed legislation could limit the growth of Freddie Mac and Fannie Mae, which could reduce the size of the mortgage insurance market and consequently have an adverse effect on our business, financial condition and operating results.

As part of the Economic Stimulus Act of 2008, U.S. Congress passed legislation that temporarily raises (until December 31, 2008) loan limits for Freddie Mac and Fannie Mae conforming loans up to a maximum of

$729,750. While we believe that this legislative change has the potential to increase the demand for private mortgage insurance by broadening the universe of loans that are subject to purchase by Freddie Mac and Fannie Mae, we cannot predict with any certainty the long term impact of this change upon demand for our products, or whether this change will be made permanent by Congress.

Legislation and regulatory changes and interpretations could harm our mortgage insurance business.

Our business and legal liabilities may be affected by the application of federal or state consumer lending and insurance laws and regulations, or by unfavorable changes in these laws and regulations. For example, legislation has passed both Houses of the U.S. Congress to reform the FHA, which, if enacted, could provide the FHA with greater flexibility in establishing new products and increase the FHA’s competitive position against private mortgage insurers. The legislation includes increases to the maximum loan amount that the FHA can insure and establishes lower minimum downpayments. We do not know whether this proposed legislation, which has passed the House and Senate in different versions, will be enacted, and if enacted what final form the legislation will take. However, as part of the Economic Stimulus Act of 2008, Congress passed legislation that temporarily raises (until December 31, 2008) the loan limits for FHA-insured loans up to a maximum of $729,750. We cannot predict with any certainty the long term impact of this change upon demand for our products, or whether this change will be made permanent by Congress. However, any increase in the competition we face from the FHA or any other government sponsored entities could harm our business, financial condition and operating results.

We and other mortgage insurers have faced private lawsuits alleging, among other things, that our captive reinsurance arrangements constitute unlawful payments to mortgage lenders under the anti-referral fee provisions of RESPA. In addition, we and other mortgage insurers have been subject to inquiries from the New York Insurance Department (“NYID”) relating to our captive reinsurance arrangements. We cannot predict whether the NYID’s inquiry will lead to further inquiries, or investigations, of our captive reinsurance arrangements, or the scope, timing or outcome of the present inquiry or any other inquiry or action by the NYID or other regulators. Although we believe that all of our captive reinsurance arrangements comply with applicable legal requirements, we cannot be certain that we will be able to successfully defend against any alleged violations of RESPA or other laws.

Proposed changes to the application of RESPA could harm our competitive position. HUD proposed an exemption under RESPA for lenders that, at the time a borrower submits a loan application, give the borrower a firm, guaranteed price for all the settlement services associated with the loan, commonly referred to as “bundling.” In 2004, HUD indicated its intention to abandon the proposed rule and to submit a revised proposed rule to the U.S. Congress. HUD began looking at the reform process again in 2005 and there may be a new proposed rule as early as 2008. We do not know what form, if any, the rule will take or whether it will be approved. If bundling is exempted from RESPA, mortgage lenders may have increased leverage over us, and the premiums we are able to charge for mortgage insurance could be negatively affected.

Risks Particular to Our Financial Guaranty Business

Recent adverse developments in the mortgage and other asset-backed credit markets may continue to negatively affect our results of operations.

Our financial guaranty business is exposed to risks associated with the deterioration in the credit markets. Recently, credit spreads across most bond sectors have widened, reflecting credit erosion in U.S. residential mortgage loans, particularly to subprime borrowers, that are contained in the residential mortgage-backed securities and certain of the CDOs that we insure. In addition, credit default swap spreads on CDOs have also widened over concerns regarding the impact a general economic slowdown or recession would have on these obligations. Other asset-backed security sectors have also been affected due to concerns and preliminary indications that the credit erosion in RMBS may spread to other consumer and mortgage asset classes, including CMBS, for which we have written financial guaranty insurance.

At December 31, 2007, our insured financial guaranty portfolio included:

•	$1,164.6 million of net par outstanding related to non-CDO U.S. RMBS, of which $423.1 million represented our financial guaranty exposure to subprime RMBS exposure; and

•	Subprime RMBS exposure through three directly-insured CDOs of ABS with an aggregate net par outstanding of $752.1 million.

As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” during the third and fourth quarters of 2007, we experienced significant increases in our financial guaranty loss reserves due primarily to a reserve of $100 million, representing our entire exposure, related to one of the three CDOs of ABS that we currently insure and performance deterioration of our insured RMBS transactions. While we have sought to underwrite credits involving RMBS with levels of subordination designed to protect us from loss in the event of poor performance on the underlying collateral, we cannot be certain that such levels of subordination will protect us from future material losses in light of the significantly higher rates of delinquency, foreclosure and losses currently being observed among residential homeowners, especially subprime borrowers. Future underperformance of the collateral underlying our insured RMBS portfolios could result in: (i) additional incurred losses; (ii) an increase in fair value losses on our insured transactions; (iii) downgrades by the rating agencies of our exposures, which could require us to hold additional capital to maintain our current financial strength ratings; and (iv) fewer opportunities to write profitable business in the future.

Deterioration in the credit markets in which we and other financial guarantors participate has negatively impacted our business production. Due to losses incurred by financial guarantors on their RMBS CDOs of ABS and other credit positions, and perceived instability in the franchise values and ratings of many of the financial guarantors, credit and trading spreads for all financial guarantors, including us, have widened significantly, resulting in a material reduction in the financial benefit that our credit protection provides to issuers of both public and structured finance transactions that we insure and a reduced perceived benefit to holders of insured debt from the financial guaranty insurance we provide. As a result, many transactions that would normally have been marketed with some form of financial guaranty insurance protection are either not going to market or are being sold without the benefit of financial guaranty insurance. As a result, there is significant reduction in the volume of transactions for which our financial guaranty insurance is a viable option, particularly in our structured finance business, which makes it more difficult for us to write new business in the current credit environment, and reduces the volume of transactions written by companies that cede business to us.

In addition, the volume of transactions that our structured products business insures or provides credit protection for has dramatically decreased, making it unlikely that the volume of structured products transactions that we will insure in 2008 and possibly beyond will continue at historic levels. The types of transactions available for us to insure may be materially different from what has been available to us in prior years, and we may need to realign our structured finance business to meet the opportunities that are available, which we may be able to do in a profitable manner.

Our financial guaranty business may subject us to significant risks from the failure of a single company, municipality or other entity whose obligations we have insured.

The breadth of our financial guaranty business exposes us to potential losses in a variety of our products as a result of credit problems with one counterparty. For example, we could be exposed to an individual corporate credit risk in multiple transactions if the credit is contained in multiple portfolios of CDOs that we have insured, or if one counterparty (or its affiliates) acts as the originator or servicer of the underlying assets or loans backing any of the structured securities that we have insured. Although we track our aggregate exposure to single counterparties in our various lines of business and have established underwriting criteria to manage aggregate risk from a single counterparty, we cannot be certain that our ultimate exposure to a single counterparty will not exceed our underwriting guidelines, due to merger or otherwise, or that an event with respect to a single counterparty will not cause a significant loss in one or more of the transactions in which we face risk to such counterparty. In addition, because we insure and reinsure municipal obligations, we can have significant exposures to individual municipal entities, directly or indirectly through explicit or implicit support of related entities. Even though we believe that the risk of a complete loss on some municipal obligations generally is lower than for corporate credits because some municipal bonds are backed by taxes or other pledged revenues, a single default by a municipality could have a significant impact on our liquidity or could result in a large or even complete loss that could have a material adverse effect on our business, financial condition and operating results.

Our financial guaranty business is concentrated among relatively few significant customers, meaning that our revenues could decline if we lose any significant customer.

Our financial guaranty business derives a significant percentage of its annual gross premiums from a small number of customers. A loss of business from even one of our significant customers could have a material adverse effect on our business, financial condition and operating results. Our largest single customer in terms of premiums written for our financial guaranty business accounted for almost 21% of the premiums written by our financial guaranty business in 2007.

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

A portion of our financial guaranty reinsurance business is written under treaties that generally give the ceding company some ability to select the risks that they cede to us within the terms of the treaty. In current market conditions, many of our ceding companies are looking to cede a large percentage of their risks. There is a risk under these treaties that the ceding companies will decide to cede to us exposures that have higher rating agency capital charges or that the ceding companies expect to be less profitable, which could have a material adverse effect on our business, financial condition and operating results. We attempt to mitigate this risk in a number of ways, including requiring ceding companies to retain a specified minimum percentage on a pro-rata basis of the ceded business and to limit the types of exposures that we will allow the ceding companies to cede to us without our approval. However, we cannot be certain that these mitigation attempts will succeed in limiting the amount of less desirable exposures that are ceded to us under our treaties.

Variations in credit spreads may decrease demand for our credit enhancement and reduce opportunities for us to write profitable business.

Our financial guaranty business is significantly influenced by credit spreads that are set by market factors, over which we have little or no control. Our insurance generally provides value by lowering an issuer’s cost of borrowing, by providing capital relief to an issuer or by improving on the market execution of an insured security. The difference or “credit spread” between the actual or anticipated benefit of credit enhancement, which may be influenced by a number of factors such as credit performance, the perceived financial strength of the insurer, market liquidity and an investor’s willingness to take on risk. The cost of credit enhancement relative to the “credit spread” is a significant factor in an issuer’s determination of whether to seek credit enhancement. As credit spreads tighten—or the cost of our insurance increases vis-à-vis the perceived market benefits of such insurance—the likelihood that issuers will choose to forego credit enhancement increases. This credit spread tightening can result from either a reduction in the credit spread applicable to the issuer or issuance or, as is currently occurring in the credit markets in which we participate, an increase in the credit spread applicable to our insurance due to the perceived uncertainty regarding the value of financial guaranty insurance and the franchise value of financial guarantors. As a result, notwithstanding the widening of credit spreads for issuers, we have experienced fewer opportunities to write profitable business in our financial guaranty business as well as increased competition among insurers for the limited opportunities that are available to us. If tight credit spreads continue to persist or if spreads further tighten, we may experience limited or no opportunities to write profitable business in these businesses, which would have an adverse affect on our business, financial condition and operating results.

Our financial guaranty business faces intense competition.

The financial guaranty industry is highly competitive. The principal sources of direct and indirect competition are:

•

other financial guaranty insurance companies, including some of which that have recently been downgraded from triple-A to ratings equal to or lower than our ratings from the rating agencies, which may revise their business plans to compete more directly against us for the transactions we currently insure;

•	derivative products companies, some of which may have higher ratings than we do and/or may have lower capital requirements for the transactions that we insure;

•	multiline insurers that have increased their participation in financial guaranty reinsurance, some of which have formed strategic alliances with some of the U.S. primary financial guaranty insurers;

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

Competition in the financial guaranty reinsurance business is based on many factors, including overall financial strength, financial strength ratings, credit spreads, perceived financial strength, perceived benefit of the credit protection being provided, pricing and service. The rating agencies allow credit to a ceding company’s capital requirements and single risk limits for reinsurance that is ceded. The amount of this credit is in part determined by the financial strength rating of the reinsurer. Some of our competitors have greater financial resources than we have and are better capitalized than we are and/or have been assigned higher ratings by one or more of the major rating agencies. In addition, the rating agencies could change the level of credit they will allow a ceding company to take for amounts ceded to us and/or similarly rated reinsurers.

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

The laws and regulations affecting the municipal, asset-backed and trade credit debt markets, as well as other governmental regulations, may be changed in ways that subject us to additional legal liability or affect the demand for the primary financial guaranty insurance and reinsurance that we provide. Due to current market disruptions in the financial guaranty business, our regulators are reviewing the laws, rules and regulations applicable to financial guarantors. It is possible that these reviews could result in additional limitations in our ability to conduct our financial guaranty business, including additional restrictions and limitations on our ability to declare dividends or more stringent statutory capital requirements for all or certain segments of our financial guaranty businesses, restrictions and limitations on the types of obligations that we are able to insure (such as limiting the asset classes we may insure, restricting our ability to insure credit default swaps or other synthetic forms of execution or limiting the size of the transactions we may insure for a given level of capital). In addition, the New York Insurance Department and the Governor of the State of New York have proposed permitting monoline financial guaranty insurance companies to split into multiple companies based on the type of obligation each resulting company will insure in the future (e.g., public finance vs. structured finance transactions). Any of these changes could have a material adverse effect on our business, financial condition and operating results.

Changes in tax laws could reduce the demand for or profitability of financial guaranty insurance, which could harm our business.

Any material change in the U.S. tax treatment of municipal securities, or the imposition of a “flat tax” or a national sales tax in lieu of the current federal income tax structure in the U.S., could adversely affect the market for municipal obligations and, consequently, reduce the demand for related financial guaranty insurance and reinsurance. For example, the Jobs and Growth Tax Relief Reconciliation Act of 2003, enacted in May 2003, significantly reduced the federal income tax rate for individuals on dividends and long-term capital gains. This tax change may reduce demand for municipal obligations and, in turn, may reduce the demand for financial guaranty insurance and reinsurance of these obligations by increasing the comparative yield on dividend-paying equity securities. Future potential changes in U.S. tax laws, including current efforts to eliminate the federal income tax on dividends, might also affect demand for municipal obligations and for financial guaranty insurance and reinsurance of those obligations.

We may be unable to develop or sustain our financial guaranty business if we were required, but were unable, to obtain reinsurance or other forms of capital.

In order to comply with regulatory, rating agency and internal capital and single risk retention limits as our financial guaranty business grows, we may in the future need access to sufficient reinsurance or other capital capacity to continue to underwrite transactions. The market for reinsurance recently has become more concentrated because several participants have exited the industry. If we are unable to obtain sufficient reinsurance or other forms of capital, we may be unable to issue new policies and grow our financial guaranty business. This could have a material adverse effect on our business, financial condition and operating results.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

At our corporate headquarters in Philadelphia, Pennsylvania, we lease approximately 163,031 square feet of office space under a lease that expires in August 2017. In addition, we also lease the following:

•

18,962 square feet of office space (3,813 square feet of which is subleased) for our mortgage insurance regional offices, service centers and on-site offices throughout the U.S. The leases for this space expire between 2009 and 2012;

•

Approximately 121,000 square feet of office space (approximately 55,000 square feet of which we sublease to others, including 28,386 square feet subleased to C-BASS and 2,616 square feet subleased to Sherman) for our financial guaranty operations in New York City. The lease for this space expires in 2015;

•	Approximately 6,600 square feet of office space for our international financial guaranty operations in London. The lease for this space expires in 2012;

•	Approximately 500 square feet of office space for our mortgage insurance operations in Hong Kong. The lease for this space expires in 2009;

•	Approximately 500 square feet of office space for our Australian operations in Sydney, Australia. The lease for this space expires in March 2008, and we have no present plans to renew this lease;

•	4,786 square feet of office space in Boca Raton, Florida for other operations. The lease for this space expires in 2012; and

•

15,269 square feet and 27,360 square feet of office space for our data centers in Philadelphia, Pennsylvania and Dayton, Ohio, respectively. The leases for these offices expire in August 2015 (Philadelphia) and September 2012 (Dayton). Under the Dayton lease, we have an early termination option that can be exercised anytime after April 2007, upon 90 days notice.

We believe we will be able to obtain satisfactory lease renewal terms, as necessary, with respect to all of our facilities. We believe our existing properties are well utilized, suitable and adequate for our present circumstances.

Our two data centers (Dayton and Philadelphia) serve as one another’s disaster recovery sites and support all of our businesses. In addition, we have established business continuity recovery plans for our offices in London, New York and Philadelphia.

Item 3.	Legal Proceedings.

In August and September 2007, two purported stockholder class action lawsuits, Cortese v. Radian Group Inc. and Maslar v. Radian Group Inc., were filed against Radian Group Inc. and individual defendants in the U.S. District Court for the Eastern District of Pennsylvania. The complaints, which are substantially similar, allege that we were aware of and failed to disclose the actual financial condition of C-BASS prior to our declaration of a material impairment to our investment in C-BASS. On January 30, 2008, the Court ordered that the cases be consolidated into In re Radian Securities Litigation and appointed the Institutional Investors Iron Workers Local No. 25 Pension Fund (“Iron Workers”) and the City of Ann Arbor Employees’ Retirement System (“Ann Arbor”) Lead Plaintiffs in the case. Iron Workers and Ann Arbor are represented by the law firm of Coughlin Stoia Geller Rudman & Robbins LLP, which has been appointed Lead Counsel, and the Law Offices of Bernard M. Gross, which has been appointed Liaison Counsel. A consolidated complaint is due to be filed by March 17, 2008. While it is still very early in the pleadings stage, we do not believe that the allegations in the consolidated cases have any merit; and we intend to defend against this action vigorously.

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

On October 3, 2007, we received a letter from the staff of the Chicago Regional Office of the Securities Exchange Commission stating that the staff is conducting an investigation involving Radian Group Inc. and requesting production of certain documents. We believe that the investigation generally relates to our proposed merger with MGIC and our investment in C-BASS. We are cooperating with the requests of the SEC. The SEC staff has informed us that this investigation should not be construed as an indication by the SEC or its staff that any violation of the securities laws has occurred, or as a reflection upon any person, entity or security.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “RDN.” At March 6, 2008, there were 80,460,406 shares outstanding and approximately 87 holders of record. The following table shows the high and low sales prices of our common stock on the NYSE for the financial quarters indicated:

	2007		2006
	High	Low	High	Low
1st Quarter	$67.35	$53.17	$61.41	$54.53
2nd Quarter	63.95	50.82	65.80	57.68
3rd Quarter	55.40	15.20	65.18	57.95
4th Quarter	25.99	8.15	62.08	51.61

We declared cash dividends on our common stock equal to $0.02 per share in each quarter of 2007 and 2006. As a holding company, we depend mainly upon our subsidiaries’ ability to transfer funds to us in order to pay dividends. The payment of dividends and other distributions to us by our insurance subsidiaries is limited by insurance rules and regulations. For more information on our ability to pay dividends, see “Management’s

Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 10 of Notes to Consolidated Financial Statements.

The following table provides information about repurchases by us during the quarter ended December 31, 2007, of equity securities that are registered by us pursuant to Section 12 of the Exchange Act of 1934, as amended:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
10/01/07 to 10/31/07	—	$—	—	1,101,355
11/01/07 to 11/30/07	—	—	—	1,101,355
12/01/07 to 12/31/07	—	—	—	1,101,355

Total	—	$—	—	1,101,355

(1)	On February 8, 2006, we announced that our board of directors had authorized the repurchase of up to 4.0 million shares of our common stock on the open market under a new repurchase plan. On November 9, 2006, we announced that our board of directors had authorized the purchase of an additional 2.0 million shares as part of an expansion of the existing stock repurchase program. Stock purchases under this program are funded from available working capital and are made from time to time, depending on market conditions, stock price and other factors. The board did not set an expiration date for this program.
(2)	Amounts shown in this column reflect the number of shares remaining under the 4.0 million share authorization and, effective November 9, 2006, the additional 2.0 million share authorization referenced in Note 1 above.

Item 6.	Selected Financial Data.

The following table sets forth our selected financial data. This information should be read in conjunction with our Consolidated Financial Statements and Notes thereto included in Item 8 and the information included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	2007	2006	2005	2004	2003
	(In millions, except per-share amounts and ratios)
Condensed Consolidated Statements of Income
Net premiums written	$1,184.9	$1,112.0	$1,100.7	$1,082.5	$1,110.5

Net premiums earned—insurance	$912.3	$907.0	$917.1	$918.5	$917.8
Net premiums earned—credit derivatives	126.3	108.8	101.6	111.0	90.4
Net premiums earned—total	1,038.6	1,015.8	1,018.7	1,029.5	1,008.2
Net investment income	256.1	234.3	208.4	204.3	186.2
Net gains on securities	53.6	40.8	36.6	50.8	17.4
Change in fair value of derivative instruments	(1,340.7)	16.1	9.2	47.1	4.1
Gain on sale of affiliates	181.7	—	—	—	—
Other income	11.7	20.9	25.2	32.3	63.3
Total revenues	201.0	1,327.9	1,298.1	1,364.0	1,279.2
Provision for losses	1,299.4	369.3	390.6	456.8	476.1
Provision for second-lien premium deficiency	195.6	—	—	—	—
Policy acquisition costs	113.2	111.6	115.9	121.8	128.5
Other operating expenses	192.2	242.6	226.0	205.7	211.1
Interest expense	53.0	48.1	43.0	34.7	37.5
Equity in net (loss) income of affiliates	(416.5)	257.0	217.7	180.6	105.5
Pretax (loss) income	(2,068.9)	813.3	740.3	725.6	531.5
Net (loss) income	(1,290.3)	582.2	522.9	518.7	385.9
Diluted net (loss) income per share (1)	$(16.22)	$7.08	$5.91	$5.33	$3.95
Cash dividends declared per share	$.08	$.08	$.08	$.08	$.08
Average shares outstanding-diluted	79.5	82.3	88.7	97.9	98.5

Condensed Consolidated Balance Sheets
Total assets	$8,210.2	$7,960.4 (5)	$7,230.6	$7,000.8	$6,445.8
Total investments	6,411.0	5,745.3	5,513.7	5,470.1	5,007.4
Unearned premiums	1,094.7	943.7	849.4	770.2	718.6
Reserve for losses and loss adjustment expenses	1,598.8	842.3	801.0	801.0	790.4
Second-lien premium deficiency	195.6	—	—	—	—
Long-term debt and other borrowings	948.1	747.8	747.5	717.6	717.4
Derivative liabilities	1,305.7	31.7	—	—	—
Stockholders’ equity	2,720.7	4,067.6	3,662.9	3,689.1	3,225.8
Book value per share	$33.83	$51.23	$44.11	$39.98	$34.31

Selected Ratios—Mortgage Insurance (2)
Loss ratio	142.4%	42.9%	44.5%	49.2%	40.7%
Expense ratio	23.5	29.2	26.7	26.6	25.8

Combined ratio	165.9%	72.1%	71.2%	75.8%	66.5%

Selected Ratios—Financial Guaranty (2)
Loss ratio	50.2%	10.1%	14.9%	26.0%	67.1%
Expense ratio	48.2	52.2	55.7	45.9	38.8

Combined ratio	98.4%	62.3%	70.6%	71.9%	105.9%

Other Data—Mortgage Insurance
Primary new insurance written	$57,132	$40,117	$42,592	$44,820	$68,362
Direct primary insurance in force	143,066	113,903	109,684	115,315	119,887
Direct primary risk in force	31,622	25,311	25,729	27,012	27,106
Total pool risk in force	3,004	2,991	2,711	2,384	2,415
Total other risk in force (3)	10,511	10,322	9,709	1,205	1,053
Persistency (twelve months ended)	75.4%	67.3%	58.2%	58.8%	46.7%

	2007	2006	2005	2004	2003
	(In millions, except per-share amounts and ratios)
Other Data—Financial Guaranty (4)
Net premiums written	$230	$263	$223	$216	$369
Net premiums earned	195	204	212	214	249
Net par outstanding	116,022	103,966	76,652	66,720	76,997
Net debt service outstanding	164,347	143,728	110,344	101,620	117,900

(1)	Diluted net income per share and average share information in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.” Amounts reflect the inclusion of shares underlying contingently convertible debt, which was redeemed on August 1, 2005. See Note 21 of Notes to Consolidated Financial Statements.
(2)	Calculated on a GAAP basis using provision for losses to calculate the loss ratio and policy acquisition costs and other operating expenses, excluding merger expenses, to calculate the expense ratio as a percentage of net premiums earned.
(3)	Consists mostly of international insurance risk, second-lien mortgage insurance risk and other structured mortgage-related insurance risk.
(4)	Reflects the 2004 and 2005 recaptures of previously ceded business.
(5)	Total assets as of December 31, 2006, have been adjusted for amounts previously reported in other assets. See Note 2 of Notes to Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and Notes thereto included in Item 8 and the Risk Factors detailed in Item 1A of Part I of this report.

Business Summary

Overview

Our business segments are mortgage insurance, financial guaranty and financial services. The following table shows the percentage of our equity allocated to each business segment at December 31, 2007:

Equity
Mortgage Insurance	58%
Financial Guaranty	37%
Financial Services	5%

Mortgage Insurance

Our mortgage insurance segment provides credit-related insurance coverage, principally through private mortgage insurance, and risk management services to mortgage lending institutions located throughout the U.S. and select countries outside the U.S. We provide these products and services primarily through our wholly-owned subsidiaries, Radian Guaranty Inc., Amerin Guaranty Corporation, and Radian Insurance Inc. (which we refer to as “Radian Guaranty,” “Amerin Guaranty,” and “Radian Insurance,” respectively). Private mortgage insurance protects mortgage lenders from all or a portion of default-related losses on residential mortgage loans made mostly to home buyers who make down payments of less than 20% of the home’s purchase price. Private mortgage insurance also facilitates the sale of these mortgage loans in the secondary mortgage market, most of which are sold to Freddie Mac and Federal National Mortgage Association (“Fannie Mae”). We sometimes refer to Freddie Mac and Fannie Mae as “Government Sponsored Enterprises” or “GSEs”.

Traditional Mortgage Insurance. Our mortgage insurance segment, through Radian Guaranty, offers primary and pool mortgage insurance coverage on residential first-lien mortgages. At December 31, 2007, primary insurance on domestic first-lien mortgages made up approximately 91% of our total domestic first-lien mortgage insurance risk in force, and pool insurance on domestic first-lien mortgages made up approximately 9% of our total domestic first-lien mortgage insurance risk in force.

Non-traditional Mortgage Credit Enhancement. We used Radian Insurance to provide credit enhancement for mortgage-related capital market transactions and to write credit insurance on mortgage-related assets, including net interest margin securities (“NIMS”), international insurance and reinsurance transactions, second-lien mortgages, home equity loans and credit default swaps (collectively, we refer to the risk associated with these transactions as “other risk”). We also insured second-lien mortgages through Amerin Guaranty. We are no longer writing insurance on NIMS, second-lien mortgages or credit default swap business.

International Mortgage Insurance. We recently cancelled the authorization of Radian Europe Limited (“Radian Europe”) to engage in the business of insurance in the United Kingdom and other European Union member states. No business had been written by Radian Europe. The capital held by Radian Europe was distributed back to Radian Guaranty in the fourth quarter of 2007. We have written our existing international mortgage insurance business through Radian Insurance. On February 26, 2008, S&P downgraded Radian Insurance from AA- to A-. Radian Insurance had eight active international transactions at the time of the S&P downgrade. Of these transactions, five have early termination clauses that were triggered as a result of the downgrade which allow our counterparties to terminate these transactions. On March 4, 2008, Standard Chartered Bank in Hong Kong informed us that they wished to terminate their contract with Radian Insurance, effective immediately. While we still are in the process of assessing the validity of the notice and the potential impact of termination, there is a possibility that Radian Insurance could be required to return to Standard Chartered Bank, or to transfer to another insurer, unearned premium related to this transaction. Unless extended, this transaction was expected to expire at the end of 2009. If the remaining four transactions also are terminated, we could be required to return or transfer to another insurer additional unearned premiums. We believe the S&P downgrade will make it difficult for us to continue to write international mortgage insurance business through Radian Insurance, and we are in the process of exploring other alternatives for writing such business.

Financial Guaranty

Our financial guaranty segment mainly insures and reinsures credit-based risks. Financial guaranty insurance typically provides an unconditional and irrevocable guaranty to the holder of a financial obligation of full and timely payment of principal and interest when due.

Our financial guaranty segment offers the following products:

•

Public Finance. Insurance of public finance obligations, including tax-exempt and taxable indebtedness of states, counties, cities, special service districts, other political subdivisions and tribal finance and for enterprises such as airports, public and private higher education and health care facilities, project finance and private finance initiative assets in sectors such as schools, healthcare and infrastructure projects. The issuers of public finance obligations we insure are typically rated investment-grade without the benefit of our insurance;

•

Structured Finance. Insurance of structured finance obligations, including collateralized debt obligations (“CDOs”) and asset-backed securities (“ABS”), consisting of funded and non-funded (“synthetic”) obligations that are payable from or tied to the performance of a specific pool of assets. Examples of the pools of assets that underlie structured finance obligations include corporate loans and bonds, residential and commercial mortgages, a variety of consumer loans, equipment receivables and real and personal property leases. The structured finance obligations we insure are generally rated investment-grade at the time we issue our insurance policy, without the benefit of our insurance;

•

Financial Solutions. Financial solutions products (which we include as part of our structured finance business), including guaranties of securities exchange clearinghouses, excess-Securities Investor Protection Corporation (“SIPC”) insurance for customers of brokerage firms and excess-Federal Deposit Insurance Corporation (“FDIC”) insurance for customers of banks; and

•

Reinsurance. Reinsurance of domestic and international public finance obligations, including those issued by sovereign and sub-sovereign entities, as well as reinsurance of structured finance and financial solutions obligations.

In October 2005, we exited the trade credit reinsurance line of business. Accordingly, this line of business has been placed into run-off and we have ceased initiating new trade credit reinsurance contracts.

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

International Financial Guaranty Insurance. RAAL accounted for $14.4 million (or 12.0%) of financial guaranty’s direct premiums written in 2007, compared to $9.2 million (or 5.8%) of financial guaranty’s direct premiums written in 2006.

Financial Services

Our financial services segment includes the credit-based businesses conducted through our affiliates, Credit-Based Asset Servicing and Securitization LLC (“C-BASS”) and Sherman Financial Group LLC (“Sherman”). We currently hold a 46% equity interest in C-BASS and a 21.8% equity interest in Sherman.

C-BASS

C-BASS is an unconsolidated, less than 50%-owned investment that is not controlled by us. We and MGIC Investment Corporation (“MGIC”) each own 46% of C-BASS, with the remaining interests owned by the management of C-BASS. Historically, C-BASS has been principally engaged as a mortgage investment and servicing company specializing in the credit risk of subprime single-family residential mortgages.

Beginning in February 2007 and continuing through approximately the end of March 2007, the subprime mortgage market experienced significant turmoil. After a period of relative stability that persisted during April, May and through approximately late June, market dislocations recurred and then accelerated to unprecedented levels beginning in approximately mid-July 2007. During the five month period from February 1, 2007 through June 30, 2007, C-BASS’s financial statements included the payment of approximately $290.3 million to satisfy lenders’ margin calls on loans to C-BASS, which it handled with its available liquidity.

Third Quarter Impairment. During the third quarter there were several events that significantly impacted C-BASS. Those events included the following:

•

On July 17, 2007, C-BASS completed its acquisition of Fieldstone Investment Corporation (“Fieldstone”), a mortgage banking company that originated, sold, and invested primarily in non-conforming single family residential mortgage loans, for approximately $187 million, including closing costs. C-BASS used approximately $90 million in cash to fund this acquisition.

•

On July 19, 2007, in order to support C-BASS’s liquidity position, we and MGIC, each entered into a $50 million unsecured revolving credit facility agreement with C-BASS that is payable on demand and was scheduled to expire December 31, 2007.

•	On July 20 and 23, 2007, C-BASS drew down the entire $50 million on each facility ($100 million in total.)

•

On July 26 and 27, 2007, C-BASS received approximately $200 million in margin calls bringing the total margin calls for the month to $362.7 million. As of the close of business on July 27th, C-BASS had paid only $263.5 million of the $362.7 million in outstanding margin calls. As a result of margin calls from lenders that C-BASS had not been able to meet, C-BASS’s purchases of mortgages and mortgage securities and its securitization activities ceased.

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

On July 29, 2007, we concluded that there were indicators that a material charge for impairment of our investment in C-BASS was required under accounting principles generally accepted in the United States of America (“GAAP”); however, we could not determine the amount, or range of amounts, of the potential impairment until financial information was received from C-BASS. In November 2007, we received financial statements from C-BASS as of September 30, 2007, at which point we made a final determination with respect to impairment.

On July 30, 2007, in accordance with the terms of our credit facility with C-BASS, we demanded full and immediate payment of all amounts owed to us under the credit facility. This amount currently remains outstanding. Amounts drawn under this facility bear interest at a rate of one-month London Interbank Offered Rate (“LIBOR”) at the date the amount is drawn plus 2.875%. If the loan is called for payment, but remains unpaid as currently is the case, the facility bears interest at LIBOR plus 6.875%. In addition, a 0.375% facility fee is payable to us and MGIC.

Sale of Litton Loan Servicing LP (“Litton”). Since July 31, 2007, with the cooperation of its lenders, including us and MGIC, C-BASS has been working with its financial advisor and potential investors, to evaluate strategic alternatives for securing additional liquidity. As a result of that process, on September 27, 2007, C-BASS agreed to sell to Goldman Sachs substantially all of its interest in Litton for approximately $430 million in order to avoid bankruptcy. As a condition to this sale, on November 16, 2007, the C-BASS employees, lenders and creditors, including us, entered into an agreement (the “Override Agreement”) establishing (i) the terms for the distribution of the consideration from the sale, among all interested parties and (ii) an agreement among the outstanding lenders and creditors to continue to forebear from exercising any recourse rights under their existing obligations with C-BASS. There are certain agreements and covenants contained in the Override Agreement and to the extent C-BASS were to breach one of those agreements or covenants, C-BASS may have to seek bankruptcy protection.

In December 2007, C-BASS completed the sale of Litton to Goldman Sachs. In connection with this sale, Goldman Sachs also paid a nominal amount for the option to purchase from the current owners of C-BASS, including us, 45% of the equity of C-BASS for approximately $5 million. We estimated that this option had a fair value of $0 at December 31, 2007.

We account for our investment in C-BASS under the equity method of accounting in accordance with Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB Opinion No. 18”). During the third quarter of 2007, C-BASS incurred a loss of $935 million and in accordance with APB Opinion No. 18, we recognized our portion of losses of approximately $441 million. This resulted in a reduction in our equity investment in C-BASS from $468 million to $27 million at September 30, 2007. In addition to the recognition of losses, we completed an impairment analysis which resulted in the charge-off of the remaining carrying value of $27 million in the equity investment in C-BASS at September 30, 2007.

Emerging Issues Task Force (“EITF”) No. 98-13, “Accounting by an Equity Method Investor for Investee Losses When the Investor Has Loans to and Investments in Other Securities of the Investee” (“EITF No. 98-13”), requires that when the recognition of equity losses reduces our equity investment to zero, we should continue to report our share of equity method losses in our income statement and should apply those equity method losses to our other investments in or loans to C-BASS. During the fourth quarter, operating results at C-BASS were negative due to a continuation of valuation reductions in their whole loan and securities portfolio. As a result of the additional losses at C-BASS, and continued application of APB Opinion No. 18 and EITF No. 98-13, we recorded a full write-off of our $50 million credit facility as of December 31, 2007. The ultimate collectibility of this facility is uncertain.

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

On September 19, 2007, we sold to Sherman Capital, L.L.C. (“Sherman Capital”), an entity owned by the management of Sherman: (1) all of our preferred interests in Sherman and (2) 1,672,547 Class A Common Units in Sherman, representing approximately 43.4% of our total common interests in Sherman, for a cash purchase price of approximately $277.6 million, plus a future contingent payment. The amount of the contingent payment, if any, will depend on the extent that Sherman Capital’s after-tax return on 1,425,335 of the Class A Common Units acquired in the transaction exceeds approximately 16% annually. The contingent payment is payable to us on December 31, 2013 or earlier upon the closing of a sale of Sherman. We recorded a gain of $181.7 million on the sale of our interest in Sherman.

On September 19, 2007, in connection with the sale of a portion of our equity interests in Sherman, we entered into an Option Agreement with Meeting Street Investments LLC (“MS LLC”), an entity owned by Sherman’s management. Under the Option Agreement, we granted to MS LLC an irrevocable option (the “Call Option”) to require us to sell to MS LLC all of our remaining interests in Sherman at any time during the one year period following September 19, 2007. The purchase price under the Call Option, if exercised, will be equal to: (1) the product of (a) our ownership percentage in Sherman as of the date of sale under the Option Agreement and (b) $1.5 billion, minus (2) 50% of all future distributions made by Sherman with respect to our remaining interests in Sherman through the date of sale under the Option Agreement. We estimated that this call option had a fair value of $0 at December 31, 2007.

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

Overview of Business Results

As a holder of credit risk, our results are subject to macroeconomic conditions and specific events that impact the production environment and credit performance of our underlying insured assets. The current mortgage cycle, characterized by declining home prices in certain markets, deteriorating credit performance of mortgage assets—particularly Alternative A (“Alt-A”) and subprime—and reduced liquidity for many participants in the mortgage industry, has had, and we believe will continue to have, a significant impact on the results of operations for each of our business segments.

Mortgage Insurance

During 2007, the current housing and credit cycle resulted in significant losses in our traditional mortgage insurance business, as well as in certain non-traditional mortgage insurance products—NIMS, second-lien mortgages and mortgage-backed securities—that we insure.

Traditional Mortgage Insurance. Our traditional mortgage insurance business experienced increasingly poor financial results during the second half of 2007. We experienced an accelerating trend of higher delinquencies in the second half of 2007, primarily driven by the poor performance of the late 2005 through 2007 vintage books of business, a lack of refinance capacity in the current mortgage market, which has been forcing many borrowers, in particular those with adjustable rate mortgages (“ARMs”), into default, and from home price depreciation in many parts of the U.S. While losses generally have increased across all mortgage insurance product lines, a disproportionate percentage of our increased losses are attributable to Alt-A mortgages. Markets in California and Florida, where the Alt-A product and ARMs are prevalent, continue to have a significant negative impact on our mortgage insurance business results. Approximately 37% of the total increase in our mortgage insurance loss reserves during 2007 was attributable to these states, which together represent approximately 18% of our mortgage insurance risk in force.

In addition to the increase in new delinquencies during 2007, our mortgage insurance loss provision at December 31, 2007, when compared to December 31, 2006, was negatively impacted by higher loan balances on delinquent loans, higher rates of delinquencies moving into claim status (referred to as the “claim rate”), a decrease in the cure rate of defaults and an increase in claims paid. During 2007, an increase in both the claim rate and the amount that we will pay if a default becomes a claim (referred to as “claim severity”) resulted in incremental increases in our mortgage insurance loss reserves throughout the year. In addition, we refined our loss reserving methodology in the fourth quarter of 2007 to assume that the deteriorating trends in mortgage insurance claim rates will continue for the next three successive quarters. We believe this assumption is necessary to further align our claim rate expectations with our expectations for continuing home price depreciation, a lack of available credit for many borrowers seeking to refinance and a deficiency in underwriting standards on a portion of the 2005 through 2007 vintage mortgage production, each of which will make it more likely that existing defaults will ultimately result in a claim. This change increased our loss reserves for first-lien mortgages by an additional $136.4 million in the fourth quarter of 2007.

We expect to pay total mortgage insurance claims (including second-liens) of approximately $200 million in the first quarter of 2008 and approximately $1 billion in total in 2008. While we and the mortgage lenders have recently tightened our underwriting guidelines considerably, the early performance of business written in 2006 and much of 2007 has been poor, providing early evidence that this business will likely be unprofitable. Until these books of business have sufficiently seasoned, we expect to continue to experience poor results in our traditional mortgage insurance business. These results have been, and will likely continue to be, exacerbated by the deteriorating domestic housing market that has existed throughout 2007 and is predicted to continue into 2009 and possibly beyond.

It is likely that ultimate losses on our traditional mortgage insurance portfolio will continue to be driven mainly by declining home prices over the next three years in most of the U.S. In light of continuing declines, we expect incurred losses from our traditional mortgage insurance portfolio will be over 200% of earned premiums in 2008. Beyond 2008, given the current uncertainty in the credit and housing markets and the overall economy, we cannot predict with any degree of certainty what our ultimate losses on our traditional mortgage insurance portfolio will be. We have reviewed a number of stress scenarios that we believe are potentially reasonable, and in each of these cases we believe that our claims paying resources will be sufficient. In some of these scenarios, however, we may require additional capital, if not to support our capital position or ratings, then to ensure greater market confidence among our lending customers and others.

In response to current market conditions, we implemented changes to our underwriting criteria in the fourth quarter of 2007, and we are in the process of adjusting our pricing to improve our risk/reward posture and to generate appropriate returns on new business. The most important change to our underwriting criteria is the adoption of a declining market policy in which we reduce the maximum loan-to-value (“LTV”) that we will insure by 5% in any region of the U.S. that experiences a decline in value based on the most recent data produced by the Office of Federal Housing Enterprise Oversight. Based on this recent data, approximately 60% of the U.S. is experiencing declines and we are correspondingly reducing risk by reducing our maximum LTVs in these areas. In addition, in the third quarter of 2007, we made significant changes to our Alt-A guidelines by restricting our exposure to various combinations of reduced documentation and high-LTV loans. Although others in the industry have announced similar changes to pricing and underwriting standards, it is possible that our underwriting and pricing changes may negatively affect our business volume, growth of new insurance written and insurance in force. However, we believe these changes are necessary to improve our risk profile, and we have begun to see improvement in our fourth quarter mix of business as a result of these changes, our corporate-wide focus on prime business and the industry-wide shift to higher quality credit.

We have protected against some of the losses that may occur in excess of our expectations on some of the risk associated with non-prime and riskier products by reinsuring it through Smart Home transactions. In 2004, we developed Smart Home as a way to effectively transfer risk from our portfolio to investors in the capital markets. Smart Home mitigates our risk against catastrophic loss in extremely adverse conditions, concentrated positions and riskier products such as subprime mortgages. Approximately 5% and 10% of our primary mortgage insurance risk in force was included in Smart Home arrangements at December 31, 2007 and 2006, respectively. In these transactions, we reinsure the middle layer risk positions, while retaining a significant portion of the total risk comprising the first-loss and most remote risk positions.

Since August 2004, we have completed four Smart Home arrangements. Details of these transactions (aggregated) as of the initial closing of each transaction and as of December 31, 2007 are as follows:

	Initial		As of December 31, 2007
Pool of mortgages (par value)	$14.7	billion	$6.6	billion
Risk in force (par value)	$3.9	billion	$1.7	billion
Notes sold to investors/risk ceded (principal amount)	$718.6	million	$605.2	million

Ceded premiums written for the years ended December 31, 2007, 2006 and 2005 were $11.0 million, $12.0 million and $3.5 million, respectively, related to the Smart Home transactions. Ceded premiums earned for 2007, 2006 and 2005 were $11.4 million, $12.3 million and $3.0 million, respectively, related to the Smart Home transactions. Ceded losses in 2007 were $9.8 million as a result of the Smart Home transactions. There were no ceded losses in 2006 or 2005.

In addition to Smart Home, we transfer a substantial portion of the risk we write on loans originated by certain lender-customers to captive reinsurance companies affiliated with such lender-customers. We had approximately 53 active captive reinsurance agreements in place at December 31, 2007. As of December 31, 2007, approximately 41.6% of our primary risk in force was subject to captive reinsurance. This percentage can be volatile as a result of increases or decreases in the volume of structured transactions, which are not typically eligible for captive reinsurance arrangements. Although the amount of losses we expect to incur in our mortgage insurance business is uncertain at this point, in most reasonable stress scenarios, we would expect to receive significant reinsurance recoveries from Smart Home and captive reinsurance, beginning in 2009.

Despite our poor operating results for the year, we are encouraged by recent positive trends in the mortgage insurance market. Market turmoil has led to a tightening of our customers’ mortgage underwriting standards, which should result in better performing books of mostly prime business in the future. We also are seeing a continued increased demand for our traditional mortgage insurance product as alternative products, such as 80-10-10 mortgages, which were a common alternative to mortgage insurance in 2005 and 2006, have declined significantly due to higher interest rates and diminished liquidity available in the origination and secondary markets for these products. We also believe that the private mortgage insurance market has benefited from the tax deductibility for eligible borrowers of mortgage insurance premiums and an increase in the number of low down payment mortgage loans purchased by the GSEs. As a result of these positive trends, our primary new insurance written increased by 42.4% in 2007 compared to 2006. This increase reflects a 59.0% increase in new insurance written generated by our traditional flow business.

The persistency rate, which is defined as the percentage of insurance in force that remains on our books after any 12-month period was 75.4% for the twelve months ended December 31, 2007, compared to 67.3% for the twelve months ended December 31, 2006. This increase was due to a decline in refinancing activity from the high levels in 2005 and 2006, mainly due to home price depreciation, tighter underwriting standards and an overall decrease in the lending capacity among mortgage originators. The persistency rate for structured products during the twelve months ended December 31, 2007 was 69.2% compared to 77.7% for our flow business. We expect that persistency rates will continue to remain at elevated levels for as long as the current disruption in the housing and mortgage credit markets continues to persist.

NIMS. The $604 million of risk in force associated with NIMS at December 31, 2007, representing 1.3% of our total risk in force, comprises 37 deals with an average notional balance of $16 million ($59 million at origination) and a total notional balance of $704 million. The average expiration of our existing NIMS transactions is approximately two years. In the fourth quarter of 2007, as a risk mitigation initiative, we purchased, at a discount to par, some of the NIMS bonds that we insure, thereby contributing to the reduction in our overall risk on NIMS. In 2008, we have continued to purchase the NIMS bonds that we have insured in instances where we believe the repurchase may reduce our ultimate loss.

The loans underlying the NIMS bonds that we insure began to show significant deterioration toward the end of the second quarter of 2007, leading to more delinquencies occurring earlier than we had expected. These loans have continued to deteriorate throughout 2007. NIMS are subject to derivative accounting and as a result, at December 31, 2007, we have a cumulative unrealized loss of approximately $434 million related to NIMS bonds. Of this amount, approximately $377.0 million represents the present value of our total expected principal credit losses related to NIMS bonds. As of December 31, 2007, we have paid only $14.9 million in claims related to NIMS, and expect to pay the majority of the expected claims beginning in 2010. We ceased writing new NIMS business during the second quarter of 2007 and do not anticipate writing NIMS business in the future as we implement a business model focused primarily on traditional mortgage insurance.

Second-Lien Mortgages. In addition to insuring first-lien mortgages, to a lesser extent, we also provided primary or modified pool insurance on second-lien mortgages (“second-liens”). The second-lien products have been especially susceptible to the disruption in the housing market and the subprime mortgage market. In the first quarter of 2006, we significantly reduced the amount of new second-liens business written in a first-loss position. In the first quarter of 2007, we ceased writing new second-lien business of any kind, and have no intention of writing second-lien business in the future.

As of December 31, 2007, our total exposure to second-liens was approximately $925 million or approximately 2.0% of our total mortgage insurance risk in force. Of our total exposure to second-liens, approximately 48% represents a seasoned segment of our portfolio comprising transactions written in 2005 or earlier, generally with prime collateral or in which we are in a second-loss position. As a whole, this portion of our second-lien portfolio continues to perform generally within our expectations. The remaining 52% of our total exposure to second-liens relates to two groups of transactions that have been particularly affected by the disruption in the subprime market. We expect that a significant portion of our total future losses with respect to second-liens will come from these two groups of transactions.

The first of these groups, representing approximately $404 million of exposure or 44% of our total exposure to second-liens, comprises two structured transactions entered into in late 2005 and early 2006. Claims paid during 2007 have included a significant number of claims from the first of these transactions, covering the first 10% of aggregate losses on a pool of subprime second-lien mortgages. We split losses with our counterparty under this transaction on a 50-50 basis. As discussed in prior quarters, we began experiencing a significant increase in filed claims from this transaction during the third quarter of 2006 and have paid approximately $71.4 million in net claims on this transaction as of December 31, 2007. At December 31, 2007, our net exposure remaining under this transaction was $8.2 million or approximately half of the $16.5 million in gross remaining exposure. In addition to this transaction, we also have a supplemental policy on the same pool of mortgages that covers certain losses in excess of the 10% aggregate stop-loss. Based on delinquency and loss patterns to date, we currently expect cumulative losses on the entire pool of mortgages covered by these two transactions to be over 20%, resulting in future losses to us of approximately $239 million. We are working with our counterparty to attempt to satisfy all claims issues in a fair way that mitigates overall losses as much as possible.

The second of the two groups, representing approximately $77 million of exposure or 8% of our total exposure to second-liens, comprises a series of transactions entered into in the second half of 2006 and early 2007. Our risk under these transactions represents 5% of cumulative losses, attaching at 10% of cumulative losses and detaching at 15% of cumulative losses. Although our cumulative losses related to this transaction were minimal at December 31, 2007, the early delinquency and third-party claim patterns for this transaction have been far worse than our initial expectations. As a result, we currently assume that the cumulative losses related to this transaction will exceed our exposure limit, resulting in future losses to us equal to our total exposure of approximately $77 million.

We expect that our second-lien book of business will be almost entirely paid down by 2010. As a result, we expect that much of the approximate $413 million in projected future losses resulting from this product will be incurred over that time period. Against these losses, we expect to earn an additional $66.6 million in premiums over the remaining life of the portfolio. Losses in our second-lien portfolio are particularly sensitive to changes in home prices, and therefore, we cannot be certain that actual losses in our second-lien portfolio will not differ materially from our projections.

Although losses with respect to our second-lien business, much like in our traditional first-lien mortgage insurance business, will be incurred and paid over time as delinquencies develop and claims are filed, the net present value of the expected future losses and expenses above expected future premiums and existing reserves on the second-lien business has been recorded in 2007 as a $195.6 million premium deficiency reserve. The accounting principle governing this is discussed below in “Critical Accounting Policies—Reserve for Losses”.

Credit Default Swaps. In our mortgage insurance business, we sell protection on residential mortgage-backed securities (“RMBS”) through credit default swaps both domestically and internationally. In 2007, few attractive opportunities were available to write this business both before and following the disruption in the mortgage credit markets. As a result, we did not write any new credit protection on RMBS in credit default swap form in 2007, compared to $32 million in notional value written in 2006.

As of December 31, 2007, our total exposure to domestic credit default swaps on RMBS was $212 million. These exposures were rated between A and BBB at origination, and were written between May 2005 and January 2006, with most of the exposure originated in 2005. Credit default swaps in our mortgage insurance business are subject to derivative accounting, requiring determinations of gain or loss of the fair value of such derivative instruments. As of December 31, 2007, we had incurred a cumulative unrealized loss for these transactions of approximately $84 million. Of the $212 million of risk in force, based on an observation of performance to date, we expect to ultimately incur credit losses of approximately $32 million, and could incur an additional $48 million. We do not believe that we will ultimately have credit losses on the remaining $132 million of the $212 million in exposure.

In the fourth quarter of 2005, we wrote $7.3 billion in notional value of credit protection in credit default swap form on two large AAA tranches of mortgage-backed securities, one in Germany and one in Denmark. As of December 31, 2007, we had incurred an approximate $2 million cumulative unrealized loss on these transactions. Despite the large notional exposure to this business, our remaining subordination for these transactions is substantial, and we do not currently foresee any reasonable scenario under which we would be liable for credit losses with respect to such exposures. With respect to one of these transactions, which has been outstanding almost five years, has incurred aggregate losses as of December 31, 2007 of approximately .002%, and has a weighted average LTV of 50%, we would not be liable for paying losses until cumulative losses reached 6.12%. With respect to the second transaction, which has been outstanding over three years, has incurred aggregate losses as of December 31, 2007 of .001% and has a weighted average LTV of 62%, we would not be liable for paying losses until cumulative losses reached 4.0%. In both of these transactions, our attachment point for losses remains over ten times current expected losses.

Financial Guaranty

2007 presented a difficult business production environment for the financial guaranty industry and Radian Asset Assurance in particular. Due to losses incurred by several of our financial guarantor competitors on their RMBS, CDOs of asset-backed securities and other credit positions, uncertainty as to the extent of future losses among all financial guarantors, including us, and perceived instability in the franchise values and ratings of many of the financial guarantors, credit spreads for all financial guarantors, including us, have widened significantly. This resulted in a material reduction in the financial benefit that our credit protection provides to issuers of both public and structured finance transactions that we insure and a reduced perceived benefit to holders of insured debt from the financial guaranty insurance we provide. Many transactions that would normally have been marketed with some form of financial guaranty insurance protection are either not going to market or are being sold without the benefit of financial guaranty insurance. As a result, there is significant reduction in the volume of transactions for which financial guaranty insurance is a viable option, which makes it more difficult for us to write new business in the current credit environment, and reduces the volume of transactions written by companies that cede business to us.

The widening of credit spreads during 2007 resulted in a loss in the fair value of derivative instruments in our financial guaranty business of approximately $841 million, $550 million of which is related to our synthetic corporate CDO exposure. We believe the portion of this mark related to our synthetic corporate CDO exposure is almost entirely spread driven and does not represent material deterioration in the credit quality of such portion of our insured financial guaranty portfolio or the erosion of the underlying collateral. As a result, provided that the credit quality of this business remains strong, this loss in fair value should reverse over time as the transactions mature or sooner if credit spreads tighten. Of the remaining $291 million of market value losses, $203 million is attributed to our exposure to CDO subprime RMBS and CDO CMBS as discussed in more detail below.

Despite the difficult business environment, there have been limited, selective opportunities in the direct public finance and structured products markets. In addition, despite the difficult operating environment, we experienced strong growth in both facultative and treaty reinsurance business during 2007.

The overall credit performance of our financial guaranty portfolio showed some deterioration, but remained strong during 2007 given market conditions. We established a $100 million allocated non-specific reserve for the one direct market-value transaction remaining in our financial guaranty portfolio during 2007. This credit is discussed below under “CDO Subprime RMBS Exposure” and in detail below under “Results of Operations—Financial Guaranty—Year Ended December 31, 2007 compared to Year Ended December 31, 2006—Provision for Losses.” In addition, we increased our allocated non-specific reserve for asset-backed RMBS transactions that we insure, representing $182.8 million in aggregate par outstanding, by an aggregate $23.0 million due to performance deterioration of these transactions.

Our financial guaranty business has exposure to RMBS and CMBS. We retain this exposure through our insurance of CDOs that include asset classes of RMBS or CMBS (referred to as “CDO RMBS” and “CDO CMBS”) and through our insurance of asset-backed securities of RMBS outside of CDOs (referred to as “Non-CDO RMBS”). We do not have any exposure to CMBS outside of CDOs that we insure. Our exposure to RMBS and CMBS is both through our direct insurance and through our reinsurance of business assumed from other financial guarantors.

Non-CDO RMBS Exposure. At December 31, 2007, our insured financial guaranty portfolio included approximately $1.2 billion of net par outstanding related to Non-CDO RMBS. Our exposure to Non-CDO RMBS is spread among 295 transactions and represents 1.0% of financial guaranty’s total net par outstanding as of December 31, 2007.

Included in our Non-CDO RMBS exposure is subprime RMBS exposure, which is spread among 149 transactions with the largest individual exposure being $47.2 million. 65.4% of our financial guaranty Non-CDO subprime RMBS exposure has been assumed as reinsurance, while 34.6% has been insured directly, with no new Non-CDO subprime RMBS having been written directly since 2004. The following table provides additional information regarding our Non-CDO RMBS exposure as of December 31, 2007:

Financial Guaranty Non-CDO RMBS Exposure

($ in millions)

	Total Net Par Outstanding	Net Par Outstanding		% of Non-CDO RMBS Portfolio	2006/2007 Vintage %	Net Par Outstanding by Rating %
		Direct	Assumed (1)			AAA*	AA*	A*	BBB*	BIG (2)*
Subprime	$423	$147	$276	36.3	10.7/31.6	19.6	0.2	25.8	11.7	42.7
Prime	270	124	146	23.2	7.9/26.2	66.6	9.4	4.2	18.7	1.1
Alt-A	428	78	350	36.7	25.8/32.4	74.3	3.5	3.2	14.0	5.0
Second to Pay	44	0	44	3.8	0.0/85.8	100.0	0.0	0.0	0.0	0.0

Total RMBS	$1,165	$349	$816	100.0	15.2/32.6	53.6	3.6	11.5	13.7	17.6

*	Ratings are based on our ratings estimate of the collateral using rating agency models and methodologies to the extent available.
(1)	As of December 31, 2007, we had approximately $169 million of exposure to home equity lines of credit (including $25 million to subprime and $79 million to Alt-A), all of which was assumed from our primary financial guaranty reinsurance customers.
(2)	Below investment grade.

We have no direct financial guaranty exposure to Non-CDO RMBS tranches that were downgraded or placed on negative watch by Moody’s Investor Service (“Moody’s”) or Standard & Poor’s Ratings Service (“S&P”) during their rating actions on RMBS transactions between July 2007 and January 2008.

CDO Subprime RMBS Exposure. We have limited subprime RMBS exposure through three directly-insured CDOs of ABS with an aggregate net par outstanding of $752.1 million (or 0.7% of financial guaranty’s total net par outstanding as of December 31, 2007). Two of these transactions, with net par outstanding of $502.1 million and $150 million, respectively, are currently rated AAA by S&P, with ratings of A- and AAA, respectively, under our internal ratings. The $502.1 million transaction was placed on negative watch by S&P on January 30, 2008.

The third transaction, representing the remaining $100 million of CDO of ABS net par outstanding, is rated BBB by S&P. At December 31, 2007, we had established a $100 million reserve for this transaction, representing our entire exposure. We began paying claims on this transaction in January 2008, and have paid claims totaling our entire $100 million exposure. For more information regarding this credit see “Results of Operations—Financial Guaranty—Year Ended December 31, 2007 Compared to Year Ended December 31, 2006—Provision for Losses.”

Moody’s and S&P took multiple rating actions that affected RMBS and CDOs of ABS between July 2007 and January 2008. As of December 31, 2007, 18 RMBS credits and four CDOs of ABS credits representing $114.3 million (or 18.3%) of the $625.9 million collateral pool underlying our $502.1 million CDO of ABS transaction had been downgraded. The total subordination in this transaction equals $126.8 million. No collateral has been downgraded or is on negative watch or review for possible downgrade in the transaction with $150 million exposure. The following table provides additional information regarding these two transactions:

	Collateral Pool							Subordination
Net Par Outstanding	RMBS (1)	CMBS	CDO of ABS	CDO of CDO	Other		Total	Amount	% of Collateral (Attachment Point)	% of Collateral (Detachment Point)
($ in millions)								($ in millions)
$ 502.1	65.5%	13.5%	12.6%	3.6%	4.8%		100.0%	$126.8	20.0%	100.0%
$ 150.0	64.8%	0.0%	0.0%	0.0%	35.2%	(2)	100.0%	$78.0	13.0%	38.0%

(1)	Of the RMBS collateral included in the $502.1 million and $150.0 million transactions, approximately 42.5% and 15.8% of this collateral, respectively, represents subprime RMBS.
(2)	Includes 25.2% other ABS collateral.

CDO CMBS Exposure. We have approximately $1.8 billion in exposure to CMBS through four synthetic insured CDOs. These four CDOs, each of which is currently rated AAA by both Moody’s and S&P, contain 127 triple-A rated CMBS tranches (the “CMBS Obligations”) that were issued as part of 88 securitizations (the “CMBS Securitizations”). The following table provides additional information regarding our CMBS exposure as of December 31, 2007:

Financial Guaranty CDO CMBS Exposure

Outstanding Exposure	Number of Obligations	Average Size of Obligation	Average Subordination of Obligation	Total Delinquencies (Average of Securitizations)
$ 353 million	30	$50 million	14%	0.37%
$ 430 million	40	$25 million	13%	0.37%
$ 599 million	30	$80 million	20%	0.35%
$ 450 million	27	$72 million	31%	0.35%

The loan collateral pool supporting the CMBS Obligations consists of 15,000 loans with a balance of approximately $200 billion. The underlying loan collateral is well diversified both geographically and by property type.

Financial Services

Sherman increased collection revenues from portfolios owned and experienced continued growth in its banking segment during 2007, compared to 2006. These increases were offset by higher amortization and interest expense, as well as expenses related to joint venture operations. Sherman’s results for 2008 are expected to continue to be profitable, although less profitable when compared to Sherman’s results for 2007. As discussed above, as a result of the rapid deterioration of the subprime mortgage market, C-BASS’s liquidity position became materially stressed in late July 2007 due to excess margin calls from its lenders, resulting in our concluding that our investment had been materially impaired. See “Business Summary—Financial Services— C-BASS” above.

Results of Operations—Consolidated

The following table summarizes our consolidated results of operations for 2007, 2006 and 2005 (in millions):

	Year Ended December 31			% Change
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
Net (loss) income	$(1,290.3)	$582.2	$522.9	n/m	11.3%
Net premiums written	1,184.9	1,112.0	1,100.7	6.6%	1.0
Net premiums earned-insurance	912.3	907.0	917.1	0.6	(1.1)
Net premiums earned-credit derivatives	126.3	108.8	101.6	16.1	7.1
Net premiums earned-total	1,038.6	1,015.8	1,018.7	2.2	(0.3)
Net investment income	256.1	234.3	208.4	9.3	12.4
Net gains on securities	53.6	40.8	36.6	31.4	11.5
Change in fair value of derivative instruments	(1,340.7)	16.1	9.2	n/m	75.0
Gain on sale of affiliate	181.7	—	—	n/m	—
Other income	11.7	20.9	25.3	(44.0)	(17.4)
Provision for losses	1,299.4	369.3	390.6	n/m	(5.5)
Provision for second-lien premium deficiency	195.6	—	—	n/m	—
Policy acquisition costs	113.2	111.6	115.9	1.4	(3.7)
Other operating expenses	192.2	242.6	226.0	(20.8)	7.4
Interest expense	53.0	48.1	43.0	10.2	11.9
Equity in net (loss) income of affiliates	(416.5)	257.0	217.7	n/m	18.1
Income tax (benefit) provision	(778.6)	231.1	217.5	n/m	6.3

n/m—not meaningful

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Net (Loss) Income. We incurred a consolidated net loss for 2007 of $1,290.3 million or $16.22 per share (diluted), compared to net income of $582.2 million or $7.08 per share (diluted) for 2006. The decrease in earnings for 2007 was mainly due to the significant disruption in the housing and mortgage credit markets during 2007, which has impacted all of our business segments. In particular, our results for 2007 were negatively impacted by the impairment of our investment in C-BASS, a significant decrease in the change in fair value of derivative instruments, a significant increase in the provision for losses in both our financial guaranty and mortgage insurance segments and a premium deficiency for our second-lien product. These results have been partially offset by the gain on the sale of a portion of our interest in Sherman during the third quarter of 2007, an income tax benefit due to the losses incurred, a decrease in other operating expenses and an increase in net investment income.

Net Premiums Written and Earned. Consolidated net premiums written for 2007 were $1,184.9 million, a $72.9 million or 6.6% increase from $1,112.0 million for 2006. Consolidated net premiums earned for 2007 were $1,038.6 million, a $22.8 million or 2.2% increase from $1,015.8 million earned for 2006. As discussed above, the current mortgage and housing cycle has had a positive impact on the production and retention environment for private mortgage insurance. As a result, our mortgage insurance business experienced an increase in flow business written during 2007, reflecting an increase in demand for our traditional mortgage insurance product in the current uncertain housing market. Partially offsetting this increase in premiums written in our mortgage insurance business was a year over year decrease in premiums written in our financial guaranty business as a result of the difficult business production environment, particularly for our public finance business, resulting from the disruption in the credit markets and corresponding widening of credit spreads on Radian Asset Assurance. The year over year increase in premiums earned was mainly due to an increase in premiums earned on our primary mortgage insurance business, mortgage insurance credit derivatives, international mortgage business and our financial guaranty public finance business. This increase was partially offset by a decrease in premiums earned from our financial guaranty structured products business.

Net Investment Income. Net investment income for 2007 was $256.1 million, a $21.8 million or 9.3% increase from $234.3 million in 2006. This increase was mainly due to an increase in investable assets as a result of positive cash flows and the $200 million draw down from our credit facility during the third quarter of 2007 and higher yields in our investment portfolio.

Net Gains on Securities. Net gains on securities for 2007 were $53.6 million, compared to $40.8 million for 2006. Included in 2007 was $1.7 million of losses related to changes in the fair value of hybrid securities and trading securities. Also included in net gains on securities for 2007, was a $37.9 million net gain related to the sale of hybrid securities. Included in 2006 was a $21.4 million pre-tax gain resulting from the sale of our remaining interest in Primus Guaranty, Ltd. (“Primus”) in the first quarter of 2006. The 2007 and 2006 net gains were partially offset by approximately $9.4 million and $10.6 million of losses on investment securities that were other-than-temporarily impaired in 2007 and 2006, respectively. See “Investments” below in this Item 7.

Change in Fair Value of Derivative Instruments. For 2007, the change in fair value of derivative instruments was a net loss of $1.3 billion, compared to a net gain of $16.1 million for 2006. The decrease in the change in fair value of derivative instruments in 2007 was mainly a result of a $841 million increase in the cumulative unrealized loss on financial guaranty derivatives due to significant credit spread widening and a $427 million increase in the cumulative unrealized loss related to our NIMS portfolio, which is primarily credit related as discussed above. Partially offsetting these decreases is a gain related to the value of the put options on our money market custodial preferred securities, (“CPS”) of approximately $35 million. The $16.1 million gain for 2006 was due primarily to the tightening of spreads and included a $17.2 million charge related to the termination of a financial guaranty contract.

Other Income. Other income decreased to $11.7 million for 2007 from $20.9 million for 2006, mainly due to a decrease in fee income from affiliates and a decrease in mortgage insurance contract underwriting income as a result of less demand for this business.

Provision for Losses. The provision for losses for 2007 was $1,299.4 million, up from $369.3 million for 2006. This increase was driven mainly by the deteriorating credit performance in our mortgage insurance business, but also reflects credit deterioration in our financial guaranty portfolio. Our mortgage insurance segment experienced a significant increase in delinquencies compared to 2006, as well as an increase in delinquent loan sizes, a continuation of the aging on existing delinquencies, an increase in the projected claim rates and an increase in severity, all of which require a higher reserve. See “Results of Operations—Mortgage Insurance—Year Ended December 31, 2007 Compared to Year Ended December 31, 2006—Provision for Losses” below. The provision for losses in our financial guaranty segment also increased in 2007 compared to 2006, mainly as a result of a $100 million reserve established for the one direct market-value transaction remaining in our financial guaranty portfolio as discussed above. This was partially offset by a reduction of reserves on our trade credit reinsurance business.

Provision for Second-Lien Premium Deficiency. A provision for second-lien premium deficiency of $195.6 million was established in 2007. See “Critical Accounting Policies—Reserve for Second-Lien Premium Deficiency” below.

Policy Acquisition Costs. Policy acquisition costs were $113.2 million for 2007, an increase of $1.6 million or 1.4% from $111.6 million reported for 2006. In our mortgage insurance segment, estimates of expected gross profit, which are driven in part by persistency and loss development for each underwriting year and product type, are used as a basis for amortization and are evaluated regularly. The total amortization recorded to date is adjusted by a charge or credit to our consolidated statements of income if actual experience or other evidence suggests that earlier estimates should be revised. During 2007, amortization expense was impacted by both an increase in persistency rates and updates to our loss ratio assumptions. In addition, a decrease in net premiums earned from our trade credit reinsurance business offset some of the overall increase in policy acquisition costs in 2007.

Other Operating Expenses. Other operating expenses were $192.2 million for 2007 compared to $242.6 million for 2006. Included in 2007 operating expenses is $14.0 million of expenses related to our terminated merger with MGIC. Excluding these items, the decrease in other operating expenses was mainly due to foreign exchange gains and a decrease in employee costs, consulting costs, software expense, and depreciation expense on office equipment.

Interest Expense. Interest expense of $53.0 million for 2007 increased $4.9 million or 10.2% from $48.1 million for 2006. These amounts reflect interest on our long-term debt and other borrowings and include the impact from interest rate swaps that we entered into in 2004. The interest rate swaps effectively convert the interest rate on our 5.625% Senior Notes due 2013 to a variable rate based on a spread over the LIBOR. Included in interest expense for 2007 was $4.2 million of interest related to the $200 million that we drew down from our unsecured revolving credit facility on August 15, 2007. See Note 7 of Notes to Consolidated Financial Statements for a discussion of the interest calculation on amounts drawn under this facility.

Equity in Net (Loss) Income of Affiliates. Equity in net loss of affiliates was $416.5 million for 2007, compared to equity in net income of affiliates of $257.0 million for 2006. The decrease in 2007 was driven by the impairment of our total equity investment in C-BASS and the write-down of the $50 million credit facility with C-BASS. While Sherman’s earnings remained relatively stable, our equity in net income of affiliates for the second half of 2007 reflects our reduced holdings in Sherman, effective September 1, 2007, as a result of our sale during the third quarter of 2007 of a portion of our interests in Sherman. Included in equity in net loss of affiliates for 2007 is $451.4 million of losses related to C-BASS, compared to income of $133.9 million for 2006. Sherman contributed $84.8 million of equity in net income of affiliates for 2007 compared to $123.8 million for 2006. For more information, see “Results of Operations—Financial Services” below.

Income Tax (Benefit) Provision. We recorded an income tax benefit of $778.6 million for 2007 and an income tax provision of $231.1 million for 2006. The consolidated effective tax rate was 37.6% for 2007, compared to 28.4% for 2006. The higher effective tax rate for 2007 reflects the losses incurred during 2007 and an increase in the ratio of income generated from tax-advantaged investment securities compared to income generated from operations. The tax rate for 2006 reflects an allocation of the reversal of prior years’ tax exposures that expired June 30, 2006.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net Income. Net income for 2006 was $582.2 million or $7.08 per share (diluted), compared to $522.9 million or $5.91 per share (diluted) for 2005. Diluted net income per share for 2005 reflects the inclusion of 2.2 million shares, underlying our contingently convertible debt, which was redeemed in its entirety on August 1, 2005. Including these shares in the calculation of diluted net income per share resulted in a reduction in diluted net income per share of $0.13 for 2005. In addition, the results for 2005 reflect an immediate reduction in net income of $4.1 million or $0.04 per share (diluted) related to a recapture of business by one of our financial guaranty reinsurance customers following a downgrade of the financial strength ratings of Radian Asset Assurance by Moody’s in May 2004 (referred to herein as the “2005 recapture”). See Note 2 of Notes to Consolidated Financial Statements for more information regarding this recapture, including the financial impact to us. Net income increased for 2006 mainly due to an increase in net investment income, change in fair value of derivative instruments, equity in net income of affiliates and a decrease in the provision for losses, partially offset by an increase in other operating expenses, interest expense and the provision for income taxes.

Net Premiums Written and Earned. Consolidated net premiums written for 2006 were $1,112.0 million, an $11.3 million or 1.0% increase from $1,100.7 million for 2005. Consolidated net premiums earned for 2006 were $1,015.8 million, a $2.9 million or 0.3% decrease from $1,018.7 million earned for 2005. Premiums earned in our mortgage insurance segment increased year over year, in part, due to an increase in premiums earned from the significant amount of non-traditional products, in particular international mortgage insurance, which we wrote in 2005. Our financial guaranty segment experienced a decrease in premiums earned during 2006 due mostly to the run-off of the trade credit reinsurance business, offset in part by earned premiums on structured direct products. The amount reported for net premiums written in 2005 reflects a reduction of $54.7 million in financial guaranty written premiums related to the 2005 recapture, which also reduced earned premiums by $4.5 million.

Net Investment Income. Net investment income for 2006 was $234.3 million, a $25.9 million or 12.4% increase from $208.4 million in 2005. This increase was mainly due to an increase in investable assets and higher yields in our investment portfolio.

Net Gains on Securities. Net gains on securities for 2006 were $40.8 million, compared to $36.6 million for 2005. This increase was mainly due to the $21.4 million pre-tax gain resulting from the sale of our remaining interest in Primus in the first quarter of 2006. Partially offsetting this increase was approximately $10.6 million of losses on investment securities that were other-than-temporarily impaired in 2006. Net gains on securities for 2005 included a $3.3 million loss on the sale of a partial interest in Sherman and a $3.2 million loss from a complete write-down of our investment in SBF Participacoes Ltda., a Brazilian insurer that we acquired in connection with our acquisition of the financial guaranty business in 2001.

Change in Fair Value of Derivative Instruments. For 2006, the change in fair value of derivative instruments was a net gain of $16.1 million, compared to a net gain of $9.2 million for 2005. In 2005 we applied a refined model for valuing corporate CDOs, which indicated that we had incurred a $50.8 million loss on one transaction at December 31, 2005. See “Results of Operations—Financial Guaranty—Year Ended December 31, 2006 Compared to Year Ended December 31, 2005—Changes in Fair Value of Derivative Instruments” below. The 2006 amount includes an additional $17.2 million charge related to a payment made in March 2006 in connection with the termination of this same transaction. In addition, although credit spreads tightened slightly in 2006, we experienced a year over year decrease in the change in fair value of derivative instruments resulting from the shorter duration of a large portion of the contracts.

Other Income. Other income decreased to $20.9 million for 2006 from $25.3 million for 2005, mainly due to a lower level of income from contract underwriting.

Provision for Losses. The provision for losses for 2006 was $369.3 million, down from $390.6 million for 2005. This was due to a decrease in both the mortgage insurance provision, due mostly to lower primary defaults and claims and the incorporation of new assumptions into our loss reserve model, and the financial guaranty provision, related mostly to the run-off of the trade credit reinsurance business.

Policy Acquisition Costs. Policy acquisition costs were $111.6 million for 2006, a decrease of $4.3 million or 3.7% from $115.9 million reported for 2005. The amount reported in 2006 reflects a $4.7 million acceleration of deferred policy acquisition cost amortization in the mortgage insurance segment and commissions related to international deals. In the fourth quarter of 2006, we updated our product mix assumptions and corresponding amortization periods based upon the latest available information. The changes resulted in a reduced amortization period for deferred costs related to our second-lien business and structured transactions compared to the amortization period for our first-lien business, due to the difference in credit quality of the underlying loans. The amount reported for 2005 includes a $5.1 million acceleration of deferred policy acquisition costs, which decreased the balance of the asset to be amortized in the future. A decrease in net premiums earned from our trade credit reinsurance business caused a decrease in policy acquisition costs in 2006.

Other Operating Expenses. Other operating expenses were $242.6 million for 2006 compared to $226.0 million for 2005. The 2006 amount includes $7.0 million related to compensation expense (net of $3.8 million deferred as policy acquisition costs) recognized in accordance with SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”). Other increases in 2006 related to higher employee costs, software expense and outside consulting and a $6.0 million write-down of capitalized software that was deemed impaired.

Interest Expense. Interest expense of $48.1 million for 2006 increased $5.1 million or 11.9% from $43.0 million for 2005, mainly due to a full year of interest on debt issued at a higher interest rate in June 2005 and a negative impact from interest rate swaps that we entered into in 2004.

Equity in Net Income of Affiliates. Equity in net income of affiliates increased to $257.0 million for 2006, up $39.3 million or 18.1% from $217.7 million for 2005. This resulted from an increase in earnings at C-BASS and Sherman, as well as the additional interest in Sherman we acquired in the third quarter of 2006.

Income Tax (Benefit) Provision. The consolidated effective tax rate was 28.4% for 2006, compared to 29.4% for 2005. During the quarter ended June 30, 2006, we determined that certain liabilities to taxing authorities were no longer probable due to the expiration of the statute of limitations on the related tax positions. As a result, approximately $10 million in tax liabilities were reversed through the provision for income taxes in the second quarter of 2006. In addition, the lower tax rate reflects an overall increase in the ratio of income generated from tax-advantaged securities compared to income generated from operations.

Results of Operations—Mortgage Insurance

The following table summarizes our mortgage insurance segment’s results of operations for the years ended December 31, 2007, 2006 and 2005 (in millions):

	Year Ended December 31			% Change
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
Net (loss) income	$(695.4)	$282.8	$268.6	n/m	5.3%
Net premiums written	955.1	849.1	877.6	12.5%	(3.2)
Net premiums earned- insurance	779.3	774.7	764.2	0.6	1.4
Net premiums earned-credit derivatives	64.2	37.3	42.7	72.1	(12.7)
Net premiums earned-total	843.5	812.0	806.9	3.9	0.6
Net investment income	148.3	138.3	118.3	7.2	16.9
Net gains on securities	39.9	30.2	27.6	32.1	9.4
Change in fair value of derivative instruments	(531.8)	3.7	4.1	n/m	(9.8)
Other income	11.3	13.1	19.0	(13.7)	(31.1)
Provision for losses	1,201.3	348.6	359.1	n/m	(2.9)
Provision for second-lien premium deficiency	195.6	—	—	n/m	—
Policy acquisition costs	67.8	65.0	62.8	4.3	3.5
Other operating expenses	143.9	172.0	152.7	(16.3)	12.6
Interest expense	27.9	26.6	24.2	4.9	9.9
Income tax (benefit) provision	(429.9)	102.3	108.5	n/m	(5.7)

n/m—not meaningful

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Net (Loss) Income. Our mortgage insurance segment’s net loss for 2007 was $695.4 million, compared to $282.8 million of net income for 2006. The 2007 loss was mainly due to the significant disruptions in the housing and mortgage credit markets during 2007, which resulted in a significant increase in our mortgage insurance provision for losses, a significant mark-to-market loss reserve related to NIMS and credit default swaps, and a provision for second-lien premium deficiency. Partially offsetting these losses was an income tax benefit due to the losses incurred in 2007 and a decrease in operating expenses.

Net Premiums Written and Earned. Net premiums written for 2007 were $955.1 million, a $106.0 million or 12.5% increase from $849.1 million for 2006. Net premiums earned for 2007 were $843.5 million, a $31.5 million or 3.9% increase compared to $812.0 million for 2006. Net premiums written in 2007 were positively impacted by the uncertain credit markets in 2007, which led to increased production in our traditional flow business. Included in net premiums earned for 2007 is a $17.0 million positive adjustment as a result of the refinement in our process for estimating premiums receivable and the unearned premium thereon. Net premiums earned for 2007 also were positively impacted by increases in premiums earned from NIMS and international business, partially offset by a decrease in premiums earned from our second-lien business due to a lesser amount of business originated in 2006 and 2007. Premiums earned from all our non-traditional products (including derivatives) were $112.6 million for 2007, compared to $96.9 million for 2006. We anticipate modest growth in mortgage insurance earned premiums from our traditional flow business for 2008 as insurance in force continues to grow.

The following table provides additional information related to mortgage insurance premiums written and earned for the years indicated:

	2007	2006	2005
Net premiums written (in thousands)
Primary and Pool Insurance	$835,961	$723,213	$752,194
Seconds	27,236	57,935	56,092
International	35,306	20,375	25,612

Net premiums written—insurance	898,503	801,523	833,898
Net premiums written—credit derivatives	56,610	47,588	43,734

Net premiums written	$955,113	$849,111	$877,632

Net premiums earned (in thousands)
Primary and Pool Insurance	$730,966	$715,136	$712,538
Seconds	32,744	52,588	50,043
International	15,549	7,028	1,584

Net premiums earned—insurance	779,259	774,752	764,165
Net premiums earned—credit derivatives	64,263	37,263	42,732

Net premiums earned	$843,522	$812,015	$806,897

Net Investment Income. Net investment income attributable to our mortgage insurance business for 2007 was $148.3 million, an increase of $10.0 million or 7.2%, compared to $138.3 million for 2006. Investment income for 2007 reflects an increase in investable assets and higher interest rates.

Net Gains on Securities. Net gains on securities in our mortgage insurance business were $39.9 million for 2007, compared to $30.2 million for 2006. Included in 2007 were losses related to changes in the fair value of hybrid securities and trading securities of $1.9 million and net gains related to the sale of hybrid securities of approximately $26.2 million. Included in net gains on securities for 2006 is an allocation of net gains on securities to the mortgage insurance segment, most of which came from the sale of our remaining interest in Primus. The 2007 and 2006 amounts also include approximately $9.4 million in losses related to the write-down of other-than-temporarily impaired securities.

Change in Fair Value of Derivative Instruments. The change in the fair value of derivative instruments was a loss of $531.8 million for 2007, compared to a gain of $3.7 million for 2006. The decrease in 2007 compared to 2006 was mainly due to the $427.0 million mark-to-market loss on our NIMS book, approximately $377.0 million of which represents the present value of estimated credit losses on this business as discussed above. In addition to NIMS, RMBS credit default swaps in our domestic mortgage insurance business resulted in an additional negative mark of approximately $83.6 million. Our international credit default swap business resulted in an additional negative mark of $2.6 million during the year, which we do not consider to be credit related.

Other Income. Other income for 2007 was $11.3 million, a $1.8 million or 13.0% decrease from $13.1 million in 2006. Other income, which mostly includes income related to contract underwriting services, decreased in 2007 as a result of lower contract underwriting volume.

Provision for Losses. The provision for losses for 2007 was $1,201.3 million, compared to $348.6 million for 2006. The increase in 2007 was mainly attributable to increases in delinquencies and claims paid, the aging of existing delinquencies, larger loan balances, a higher ratio at which delinquencies are moving to claim and increased severity. Following a seasonal decrease in delinquencies in the first quarter of 2007, rising interest rates and home price declines resulted in a significant increase in delinquencies during the third and fourth quarters of 2007, particularly among Alt-A and 2005 through 2007 vintage subprime loans, with primary areas of deteriorating performance in California, Florida and several Midwestern states. The ARM portion of our portfolio also contributed to the rise in delinquencies in 2007 as resets forced many homeowners into default without the ability to refinance.

Provision for Second-Lien Premium Deficiency. A provision for second-lien premium deficiency of $195.6 million was established in 2007. See “Critical Accounting Policies—Reserve for Second-Lien Premium Deficiency” below.

Policy Acquisition Costs. Policy acquisition costs were $67.8 million for 2007, compared to $65.0 million for 2006. During 2007, amortization expense was impacted by an increase in persistency rates and updates to our loss ratios assumptions, both of which affected the rate at which deferred policy acquisition costs were amortized. During 2006, our persistency rates decreased, which resulted in an increase in previously recorded amortization expense.

Other Operating Expenses. Other operating expenses were $143.9 million for 2007, a decrease of $28.1 million or 16.3%, compared to $172.0 million for 2006. Included in 2007, was $13.4 million of expense related to our terminated merger with MGIC. Excluding these expenses for 2007, other operating expenses decreased due to foreign currency gains and lower employee costs and office and computer equipment depreciation. The amount reported for 2006 included a $6.0 million write-off of software that was deemed impaired. Contract underwriting expenses for 2007 and 2006, including the impact of reserves for remedies, were $22.6 million and $28.1 million, respectively.

Interest Expense. Interest expense attributable to our mortgage insurance business for 2007 was $27.9 million compared to $26.6 million for 2006. The 2007 amount includes interest on our long-term debt and other borrowings that was allocated to the mortgage insurance segment as well as the impact of interest-rate swaps.

Income Tax (Benefit) Provision. We recorded an income tax benefit of $429.9 million for 2007 and an income tax provision of $102.3 million for 2006. The effective tax rate was 38.2% for 2007 compared to 26.6% for 2006. The higher effective tax rate for 2007 reflects the losses incurred during 2007 and an increase in the ratio of income generated from tax-advantaged investment securities compared to income generated from operations. The tax rate for 2006 reflects an allocation of the reversal of prior years’ tax exposures that expired June 30, 2006.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net Income. Our mortgage insurance segment’s net income for 2006 was $282.8 million, an increase of $14.2 million or 5.3% from $268.6 million in 2005. This increase was mainly due to an increase in net investment income and a decrease in the provision for losses, partially offset by an increase in other operating expenses.

Net Premiums Written and Earned. Net premiums written for 2006 were $849.1 million, a $28.5 million or 3.2% decrease from $877.6 million for 2005. Net premiums earned for 2006 were $812.0 million, a $5.1 million or 0.6% increase compared to $806.9 million for 2005. The decrease in net premiums written in 2006 was mainly due to a decrease in premiums written from the primary business and from NIMS, partially offset by an increase in premiums written from domestic credit default swaps. The increase in premiums earned mainly related to an increase of $7.3 million from international transactions, partially offset by a decrease in premiums earned related to our NIMS transactions.

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

Change in Fair Value of Derivative Instruments. The change in the fair value of derivatives was a gain of $3.7 million for 2006, compared to a gain of $4.1 million for 2005. The 2006 change in the fair value of derivatives includes changes in the fair value of embedded options in convertible securities held in the investment portfolio of $13.4 million, offset by $7.0 million of change in fair value of derivative instruments related to NIMS. When convertible securities with embedded options carried at unrealized gains are sold, it has the effect of reclassifying the unrealized gain from the change in fair value of derivative instruments to gains on securities. See Note 2 of Notes to Consolidated Financial Statements.

Other Income. Other income for 2006 was $13.1 million, a $5.9 million or 31.2% decrease from $19.0 million in 2005. Other income mostly includes income related to contract underwriting services, which was lower for 2006 as compared to 2005 due to less demand for this service.

Provision for Losses. The provision for losses for 2006 was $348.6 million, compared to $359.1 million for 2005. This decrease was mostly due to a decrease in primary delinquencies and claims received year over year, as well as the incorporation into our loss reserve model of positive results from our heightened loss management efforts throughout 2006 on both first- and second-lien delinquencies. Despite a decrease in delinquencies, there was a shift in existing delinquencies to the later stages of delinquencies, which requires a higher reserve as these delinquencies are closer to a claim payment or foreclosure. In addition, we experienced a significant increase in filed claims during 2006 related to a second-lien structured transaction in which we split losses with our counterparty on a 50-50 basis. This transaction is discussed above under “Overview of Business Results—Mortgage Insurance—Second-Liens”.

Policy Acquisition Costs. Policy acquisition costs were $65.0 million for 2006, compared to $62.9 million for 2005. The 2006 amount includes the amortization of commissions relating to international business. This increase was also the result of the acceleration of the amortization of policy acquisition costs of $4.7 million and $5.1 million in 2006 and 2005, respectively, due to a decrease in the persistency rates.

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

Income Tax (Benefit) Provision. The effective tax rate for 2006 was 26.6% compared to 28.8% in 2005. The tax rate for 2006 reflects an allocation of the reversal of prior years’ reserves for uncertain tax positions that expired June 30, 2006. In addition the lower tax rate reflects an overall increase in the ratio of income generated from tax-advantaged securities compared to income generated from operations.

Selected Mortgage Insurance Information

The following tables provide selected information as of and for the periods indicated for our mortgage insurance segment. Certain statistical information included in the following tables is recorded based on information received from lenders and other third-parties.

	Year Ended December 31
	2007		2006		2005
Primary new insurance written (“NIW”) ($ in millions)
Flow	$40,335	70.6%	$25,364	63.2%	$25,596	60.1%
Structured	16,797	29.4	14,753	36.8	16,996	39.9

Total Primary	$57,132	100.0%	$40,117	100.0%	$42,592	100.0%

Flow
Prime	$29,800	73.9%	$18,578	73.2%	$19,177	74.9%
Alt-A	6,847	17.0	4,836	19.1	4,093	16.0
A minus and below	3,688	9.1	1,950	7.7	2,326	9.1

Total Flow	$40,335	100.0%	$25,364	100.0%	$25,596	100.0%

Structured
Prime	$3,436	20.5%	$4,000	27.1%	$5,657	33.3%
Alt-A	12,515	74.5	9,222	62.5	7,147	42.0
A minus and below	846	5.0	1,531	10.4	4,192	24.7

Total Structured	$16,797	100.0%	$14,753	100.0%	$16,996	100.0%

Total
Prime	$33,236	58.2%	$22,578	56.3%	$24,834	58.3%
Alt-A	19,362	33.9	14,058	35.0	11,240	26.4
A minus and below	4,534	7.9	3,481	8.7	6,518	15.3

Total Primary	$57,132	100.0%	$40,117	100.0%	$42,592	100.0%

	Year Ended December 31
	2007		2006		2005
Total Primary New Insurance Written by FICO (a) Score ($ in millions)
Flow
<=619	$2,348	5.8%	$1,603	6.3%	$1,489	5.8%
620-679	11,988	29.7	7,693	30.3	7,680	30.0
680-739	14,891	36.9	9,210	36.4	9,322	36.4
>=740	11,108	27.6	6,858	27.0	7,105	27.8

Total Flow	$40,335	100.0%	$25,364	100.0%	$25,596	100.0%

Structured
<=619	$538	3.2%	$1,545	10.5%	$4,207	24.8%
620-679	3,947	23.5	4,303	29.2	5,302	31.2
680-739	7,123	42.4	5,760	39.0	4,833	28.4
>=740	5,189	30.9	3,145	21.3	2,654	15.6

Total Structured	$16,797	100.0%	$14,753	100.0%	$16,996	100.0%

Total
<=619	$2,886	5.1%	$3,148	7.9%	$5,696	13.4%
620-679	15,935	27.9	11,996	29.9	12,982	30.5
680-739	22,014	38.5	14,970	37.3	14,155	33.2
>=740	16,297	28.5	10,003	24.9	9,759	22.9

Total Primary	$57,132	100.0%	$40,117	100.0%	$42,592	100.0%

(a)	Fair Isaac and Company (“FICO”) credit scoring model.

	Year Ended December 31
	2007		2006		2005
Percentage of primary new insurance written
Refinances	37%		35%		41%
95.01% LTV (b) and above	25%		15%		10%
ARMS
Less than 5 years	13%		24%		35%
5 years and longer	11%		14%		16%
Primary risk written ($ in millions)
Flow	$10,325	85.3%	$6,386	82.0%	$6,384	68.3%
Structured	1,785	14.7	1,404	18.0	2,961	31.7

Total	$12,110	100.0%	$7,790	100.0%	$9,345	100.0%

(b)	Loan-to-value ratios: The ratio of the original loan amount to the original value of the property.

	Year Ended December 31
	2007	2006	2005
Pool risk written (in millions)	$261	$359	$569
Other risk written (in millions)
Seconds
1st loss	$9	$47	$97
2nd loss	21	233	571
NIMS	377	502	99
International
1st loss-Hong Kong primary mortgage insurance	130	65	271
Reinsurance	67	21	9
Credit default swaps	—	—	7,303
Other
Domestic credit default swaps	—	32	180
Financial guaranty wrap	—	—	511

Total other risk written	$604	$900	$9,041

In the last three years, we wrote a significant amount of pool risk where we are in a second-loss position. In these transactions, we will only pay claims if pool losses are greater than any applicable deductible.

For the year ended December 31, 2007, other risk written was $604.0 million, compared to $900.0 million for 2006 and $9.0 billion for 2005. A large portion of the other risk written for the year ended December 31, 2007 was insurance on NIMS written during the first half of 2007. Included in the $9.0 billion of other risk written for the year ended December 31, 2005, is $7.3 billion of other risk written in the form of credit default swaps written as AAA tranches of mortgage-backed securities in Germany and Denmark. Opportunities for structured transactions depend on a number of macroeconomic factors, and thus, the volume of structured transactions we enter into can vary significantly from year to year.

	Year Ended December 31
	2007		2006		2005
Primary insurance in force ($ in millions)
Flow	$105,246	73.6%	$83,529	73.3%	$82,700	75.4%
Structured	37,820	26.4	30,374	26.7	26,984	24.6

Total Primary	$143,066	100.0%	$113,903	100.0%	$109,684	100.0%

Prime	$93,577	65.4%	$76,854	67.5%	$74,940	68.3%
Alt-A	37,031	25.9	25,571	22.4	21,223	19.4
A minus and below	12,458	8.7	11,478	10.1	13,521	12.3

Total Primary	$143,066	100.0%	$113,903	100.0%	$109,684	100.0%

Primary risk in force ($ in millions)
Flow	$26,531	83.9%	$20,724	81.9%	$20,330	79.0%
Structured	5,091	16.1	4,587	18.1	5,399	21.0

Total Primary	$31,622	100.0%	$25,311	100.0%	$25,729	100.0%

Flow
Prime	$20,616	77.7%	$16,283	78.6%	$15,630	76.9%
Alt-A	3,810	14.4	2,880	13.9	3,131	15.4
A minus and below	2,105	7.9	1,561	7.5	1,569	7.7

Total Flow	$26,531	100.0%	$20,724	100.0%	$20,330	100.0%

	Year Ended December 31
	2007		2006		2005
Structured
Prime	$2,116	41.5%	$1,903	41.5%	$2,208	40.9%
Alt-A	1,978	38.9	1,354	29.5	1,358	25.1
A minus and below	997	19.6	1,330	29.0	1,833	34.0

Total Structured	$5,091	100.0%	$4,587	100.0%	$5,399	100.0%

Total
Prime	$22,732	71.9%	$18,186	71.9%	$17,838	69.3%
Alt-A	5,788	18.3	4,234	16.7	4,489	17.5
A minus and below	3,102	9.8	2,891	11.4	3,402	13.2

Total Primary	$31,622	100.0%	$25,311	100.0%	$25,729	100.0%

Direct primary insurance in force was $143.1 billion at December 31, 2007, compared to $113.9 billion at December 31, 2006 and $109.7 billion at December 31, 2005. The increase in primary insurance in force was mainly attributable to a single structured transaction written as modified pool insurance in the first quarter of 2007, a significant increase in flow business generated throughout 2007 and increased persistency rates.

	Year Ended December 31
	2007		2006		2005
Total Primary Risk in Force by FICO Score ($ in millions)
Flow
<=619	$1,639	6.2%	$1,342	6.5%	$1,321	6.5%
620-679	8,059	30.4	6,391	30.8	6,352	31.2
680-739	9,773	36.8	7,556	36.5	7,459	36.7
>=740	7,060	26.6	5,435	26.2	5,198	25.6

Total Flow	$26,531	100.0%	$20,724	100.0%	$20,330	100.0%

Structured
<=619	$936	18.4%	$1,331	29.0%	$1,833	34.0%
620-679	1,490	29.3	1,619	35.3	1,957	36.2
680-739	1,488	29.2	1,095	23.9	1,111	20.6
>=740	1,177	23.1	542	11.8	498	9.2

Total Structured	$5,091	100.0%	$4,587	100.0%	$5,399	100.0%

Total
<=619	$2,575	8.1%	$2,673	10.6%	$3,154	12.3%
620-679	9,549	30.2	8,010	31.6	8,309	32.3
680-739	11,261	35.6	8,651	34.2	8,570	33.3
>=740	8,237	26.1	5,977	23.6	5,696	22.1

Total Primary	$31,622	100.0%	$25,311	100.0%	$25,729	100.0%

Percentage of primary risk in force
Refinances	31%		33%		37%
95.01% LTV and above	24%		18%		14%
ARMs
Less than 5 years	12%		19%		23%
5 years and longer	10%		9%		9%

	Year Ended December 31
	2007		2006		2005
Total primary risk in force by LTV ($ in millions)
95.01% and above	$7,529	23.8%	$4,441	17.6%	$3,599	14.0%
90.01% to 95.00%	9,674	30.6	8,005	31.6	8,616	33.5
85.01% to 90.00%	10,600	33.5	9,062	35.8	9,551	37.1
85.00% and below	3,819	12.1	3,803	15.0	3,963	15.4

Total Primary	$31,622	100.0%	$25,311	100.0%	$25,729	100.0%

Total primary risk in force by policy year ($ in millions)
2003 and prior	$5,521	17.5%	$7,113	28.1%	$10,169	39.5%
2004	3,350	10.6	4,565	18.1	7,091	27.6
2005	5,112	16.2	6,538	25.8	8,469	32.9
2006	6,016	19.0	7,095	28.0	—	—
2007	11,623	36.7	—	—	—	—

Total Primary	$31,622	100.0%	$25,311	100.0%	$25,729	100.0%

Pool risk in force
Prime	$2,111	70.3%	$2,182	72.9%	$2,098	77.4%
Alt-A	293	9.7	295	9.9	272	10.0
A minus and below	600	20.0	514	17.2	341	12.6

Total pool risk in force	$3,004	100.0%	$2,991	100.0%	$2,711	100.0%

Total pool risk in force by policy year ($ in millions)
2003 and prior	$1,723	57.4%	$1,758	58.8%	$1,836	67.7%
2004	166	5.5	290	9.7	294	10.9
2005	595	19.8	651	21.7	581	21.4
2006	265	8.8	292	9.8	—	—
2007	255	8.5	—	—	—	—

Total Pool	$3,004	100.0%	$2,991	100.0%	$2,711	100.0%

	Year Ended December 31
	2007	2006	2005
Other risk in force (in millions)
Seconds
1st loss	$377	$592	$591
2nd loss	548	610	638
NIMS	604	592	261
International
1st loss-Hong Kong primary mortgage insurance	465	335	271
Reinsurance	103	47	29
Credit default swaps	8,202	7,897	7,469
Other
Domestic credit default swaps	212	212	180
Financial guaranty wrap	—	37	270

Total other risk in force	$10,511	$10,322	$9,709

Other risk in force was $10.5 billion at December 31, 2007, compared to $10.3 billion at December 31, 2006 and $9.7 billion at December 31, 2005. Each of these years included a higher level of risk in force related to credit default swaps, resulting from two large international mortgage securitizations completed in 2005, comprising a total of $8.2 billion of risk in force at December 31, 2007, $7.9 billion of risk in force at December 31, 2006, and $7.5 billion of risk in force at December 31, 2005, in which we provided credit enhancement at a AAA level. Due to foreign currency changes since we underwrote such risk, the current U.S. dollar-denominated risk has increased. See “Overview of Business Results—Mortgage Insurance—Credit Default Swaps” above.

Approximately 39% or $234 million of the total NIMS risk in force at December 31, 2007 was written in the first half of 2007. Almost all of our 2007 NIMS business was with large national lenders as we continued to diversify away from doing NIMS with monoline subprime lenders. In addition, the 2007 NIMS bonds and the mortgage securitizations underlying the NIMS bonds, have been structured with more over-collateralization to meet adjustments to the ratings methodologies employed by the major ratings agencies. Despite these positive characteristics, NIMS performance has been volatile, particularly in the current housing market downturn. As a result, we cannot be certain that the 2007 vintage NIMS bonds will perform any better or worse than earlier vintages. We ceased writing new NIMS business during the second quarter of 2007. See “Overview of Business Results—Mortgage Insurance—NIMS” for a discussion of our ultimate loss projections with respect to NIMS.

	Year Ended December 31
	2007	2006	2005
Default Statistics Primary Insurance:
Flow
Prime
Number of insured loans	565,563	500,464	508,117
Number of loans in default	20,632	15,141	18,045
Percentage of total loans in default	3.65%	3.03%	3.55%
Alt-A
Number of insured loans	74,559	63,469	67,339
Number of loans in default	7,980	4,348	4,946
Percentage of total loans in default	10.70%	6.85%	7.34%
A minus and below
Number of insured loans	63,853	52,440	54,066
Number of loans in default	10,087	7,250	7,543
Percentage of total loans in default	15.80%	13.83%	13.95%
Total Flow
Number of insured loans	703,975	616,373	629,522
Number of loans in default	38,699	26,739	30,534
Percentage of total loans in default	5.50%	4.34%	4.85%
Structured
Prime
Number of insured loans	64,789	62,680	59,457
Number of loans in default	4,707	3,300	2,640
Percentage of total loans in default	7.27%	5.26%	4.44%
Alt-A
Number of insured loans	97,526	70,164	50,997
Number of loans in default	8,783	3,647	2,564
Percentage of total loans in default	9.01%	5.20%	5.03%
A minus and below
Number of insured loans	28,747	36,597	47,348
Number of loans in default	8,659	9,014	8,472
Percentage of total loans in default	30.12%	24.63%	17.89%
Total Structured
Number of insured loans	191,062	169,441	157,802
Number of loans in default	22,149	15,961	13,676
Percentage of total loans in default	11.59%	9.42%	8.67%

	Year Ended December 31
	2007	2006	2005
	($ thousands, unless specified otherwise)
Total Primary Insurance
Prime
Number of insured loans	630,352	563,144	567,574
Number of loans in default	25,339	18,441	20,685
Percentage of total loans in default	4.02%	3.27%	3.64%
Alt-A
Number of insured loans	172,085	133,633	118,336
Number of loans in default	16,763	7,995	7,510
Percentage of total loans in default	9.74%	5.98%	6.35%
A minus and below
Number of insured loans	92,600	89,037	101,414
Number of loans in default	18,746	16,264	16,015
Percentage of loans in default	20.24%	18.27%	15.79%
Total Primary
Number of insured loans	895,037	785,814	787,324
Number of loans in default	60,848 (1)	42,700 (1)	44,210 (1)
Percentage of loans in default	6.80%	5.43%	5.62%
Pool insurance:
Number of loans in default	26,526 (2)	18,681 (2)	10,194 (2)

(1)	Includes 2,595, 1,161 and 452 defaults at December 31, 2007, December 31, 2006 and December 31, 2005, respectively, where reserves have not been established because no claim payment is currently anticipated.
(2)	Includes 20,193, 13,309 and 3,699 defaults at December 31, 2007, December 31, 2006 and December 31, 2005, respectively, where reserves have not been established because no claim payment is currently anticipated.

The default and claim cycle in the mortgage insurance business begins with our receipt of a default notice from the insured. Generally, the insured notifies us of a default within 15 days after the loan has become 60 days past due. For reporting and internal tracking purposes, we do not consider a loan to be in default until the loan has been in default for 60 days.

The total number of loans in default, including second-liens, increased to 96,203 at December 31, 2007, from 67,173 at December 31, 2006 and 57,088 at December 31, 2005. The average loss reserve per default at December 31, 2007 was $13,986, compared to $9,725 and $10,444 at December 31, 2006 and 2005, respectively. Primary and pool defaults at December 31, 2007 included 2,595 and 20,193 defaults, respectively, on loans where reserves have not been established because no claim payment is currently anticipated. At December 31, 2006, primary and pool defaults included 1,161 and 13,309 defaults, respectively, on loans where reserves have not been established. At December 31, 2005, primary and pool defaults included 452 and 3,699 defaults, respectively, on loans where reserves have not been established. Excluding those defaults without a related reserve, the average loss reserve per default was $18,327, $12,395 and $12,518 at December 31, 2007, 2006 and 2005, respectively.

The following table lists our total direct claims paid by product and average claim paid by product for the periods indicated:

	Year Ended December 31
(In thousands)	2007	2006	2005
Direct claims paid:
Prime	$164,155	$117,471	$121,297
Alt-A	105,858	64,018	79,371
A minus and below	150,098	93,662	85,980
Seconds	89,269	38,204	33,699

Total	$509,380	$313,355	$320,347

Average claim paid:
Prime	$31.2	$26.1	$24.1
Alt-A	44.6	35.6	36.5
A minus and below	33.2	28.3	27.0
Seconds	31.9	26.8	22.0
Total	$34.1	$28.4	$26.9

Claim activity is not spread evenly throughout the coverage period of a book of business. Historically, relatively few claims on prime business are received during the first two years following issuance of a policy and on non-prime business during the first year. Claim activity on prime loans has historically reached its highest level in the third through fifth years after the year of policy origination, and on non-prime loans this level is expected to be reached in the second through fourth years. Based on these trends, approximately 67.2% of our primary risk in force and approximately 37.1% of our pool risk in force at December 31, 2007 had not yet reached its highest claim frequency years. The late 2005 through 2007 business has experienced default and claim activity sooner than has been the case for historical books of business. Because it is difficult to predict both the timing of originating new business and the cancellation rate of existing business, it is also difficult to predict, at any given time, the percentage of risk in force that will reach its highest claim frequency years on any future date. Direct claims paid for 2007 were $509.4 million compared to $313.4 million for 2006 and $320.3 million for 2005.

	Year Ended December 31
($ in thousands, unless specified otherwise)	2007	2006	2005
States with highest claims paid:
Michigan	$49,806	$29,567	$22,326
Ohio	40,689	30,147	26,728
Texas	34,269	30,130	33,312
Georgia	30,364	26,032	28,548
Colorado	23,545	18,382	20,889

Percentage of total claims paid:
Michigan	9.8%	9.4%	7.0%
Ohio	8.0	9.6	8.3
Texas	6.7	9.6	10.4
Georgia	6.0	8.3	8.9
Colorado	4.6	5.9	6.5

A higher level of claims exists in the auto states of Ohio and Michigan as problems with the domestic auto industry and related industries have depressed economic growth, employment and house prices in these states. In Colorado, the high level of claims is a result of property value declines in Denver and areas north of Denver.

A higher proportion of new delinquencies in 2007 are from loans in California and Florida, which would indicate that claims paid in those states will likely increase, perhaps significantly in 2008.

	Year Ended December 31
	2007	2006	2005
Primary risk in force: (in millions)
Florida	$2,857	$2,317	$2,437
California	2,785	1,962	2,408
Texas	2,068	1,633	1,558
Georgia	1,506	1,222	1,226
Ohio	1,478	1,230	1,080
Illinois	1,404	1,118	1,151
New York	1,380	1,280	1,433
Michigan	1,138	974	910
New Jersey	1,082	849	878
Pennsylvania	1,047	894	857
Total primary risk in force:	$31,622	$25,311	$25,729

Percentage of total primary risk in force:
Florida	9.0%	9.2%	9.5%
California	8.8	7.8	9.4
Texas	6.5	6.5	6.1
Georgia	4.8	4.8	4.8
Ohio	4.7	4.9	4.2
Illinois	4.4	4.4	4.5
New York	4.4	5.1	5.6
Michigan	3.6	3.8	3.5
New Jersey	3.4	3.4	3.4
Pennsylvania	3.3	3.5	3.3

In the mortgage insurance segment, the highest state concentration of primary risk in force at December 31, 2007 was Florida at 9.0% compared to 9.2% at December 31, 2006 and 9.5% at December 31, 2005. California accounted for 15.8% of the mortgage insurance segment’s direct primary new insurance written for the year ended December 31, 2007 compared to 12.8% and 13.8% for the years ended December 31, 2006 and 2005.

The largest single customer of our mortgage insurance segment (including branches and affiliates of such customer), measured by primary new insurance written, accounted for 19.4% of primary new insurance written for 2007 compared to 18.6% for 2006 and 10.6% for 2005.

	Year Ended December 31
(In thousands)	2007		2006	2005
Provision for losses	$1,201,373		$348,618	$359,116
Reserve for losses	$1,345,452		$653,236	$596,210

Reserves for losses by category:
Prime	$343,705		$198,133	$179,152
Alt-A	450,106		136,411	137,430
A minus and below	361,240		228,012	190,312
Pool insurance	54,394		31,116	44,135
Seconds	112,751	(1)	36,166	35,876
Other	1,268		1,635	9,305

Reserve for losses, net	1,323,464		631,473	596,210
Reinsurance recoverable (2)	21,988		21,763	—

Total	$1,345,452		$653,236	$596,210

(1)	Does not include amounts related to expected future losses that are included in the reserve for second-lien premium deficiency.
(2)	Related to ceded losses on captive transactions and Smart Home.

The loss reserve as a percentage of risk in force was 3.0% at December 31, 2007, compared to 1.7% at December 31, 2006 and 1.6% at December 31, 2005.

The following table reconciles our mortgage insurance segment’s beginning and ending reserves for losses and loss adjustment expenses (“LAE”) for 2006 and 2007 (in thousands):

	2007	2006
Mortgage Insurance
Balance at January 1	$653,236	$596,210
Less reinsurance recoverables	21,763	—

Balance at January 1, net	631,473	596,210
Add: Losses incurred	1,201,373	348,618
Deduct: Losses paid	509,380	313,355
Foreign exchange adjustment	(2)	—

Balance at December 31, 2007, net	1,323,464	631,473
Add reinsurance recoverables (1)	21,988	21,763

Balance at December 31	$1,345,452	$653,236

(1)	Related to ceded losses on captive transactions and Smart Home.

	Year Ended December 31
	2007	2006	2005
Captives
Premiums ceded to captives (in millions)	$121.6	$96.7	$92.9
% of total premiums	14.1%	11.7%	11.5%
NIW subject to captives (in millions)	$23,322	$13,157	$12,221
% of primary NIW	40.8%	32.8%	28.7%
IIF (c) subject to captives	36.5%	34.1%	38.6%
RIF (d) subject to captives	41.6%	38.9%	35.6%
Persistency (twelve months ended)	75.4%	67.3%	58.2%

(c)	Insurance in force.
(d)	Risk in force.

	Year Ended December 31
	2007		2006		2005
Alt-A Information
Primary new insurance written by FICO score ($ in millions)
<=619	$110	0.6%	$28	0.2%	$34	0.3%
620-659	1,889	9.7	1,600	11.4	1,903	16.9
660-679	2,783	14.4	2,019	14.4	1,513	13.5
680-739	9,158	47.3	6,756	48.0	4,990	44.4
>=740	5,422	28.0	3,655	26.0	2,800	24.9

Total	$19,362	100.0%	$14,058	100.0%	$11,240	100.0%

Primary risk in force by FICO score ($ in millions)
<=619	$38	0.7%	$24	0.6%	$44	1.0%
620-659	725	12.5	729	17.2	936	20.9
660-679	826	14.3	681	16.1	767	17.0
680-739	2,653	45.8	1,897	44.8	1,903	42.4
>=740	1,546	26.7	903	21.3	839	18.7

Total	$5,788	100.0%	$4,234	100.0%	$4,489	100.0%

Primary risk in force by LTV ($ in millions)
95.01% and above	$379	6.6%	$120	2.8%	$190	4.2%
90.01% to 95.00%	1,668	28.8	1,237	29.2	1,425	31.7
85.01% to 90.00%	2,317	40.0	1,832	43.3	1,938	43.2
85.00% and below	1,424	24.6	1,045	24.7	936	20.9

Total	$5,788	100.0%	$4,234	100.0%	$4,489	100.0%

Primary risk in force by policy year ($ in millions)
2003 and prior	$641	11.1%	$846	20.0%	$1,394	31.1%
2004	461	8.0	712	16.8	1,432	31.9
2005	846	14.6	1,157	27.3	1,663	37.0
2006	1,273	22.0	1,519	35.9	—	—
2007	2,567	44.3	—	—	—	—

Total	$5,788	100.0%	$4,234	100.0%	$4,489	100.0%

Results of Operations—Financial Guaranty

The following table summarizes the results of operations for our financial guaranty segment for the years ended December 31, 2007, 2006 and 2005 (in millions):

	Year Ended December 31			% Change
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
Net (loss) income	$(440.2)	$136.1	$118.1	n/m	15.2%
Net premiums written	229.8	262.9	223.1	(12.6)%	17.8
Net premiums earned- insurance	133.0	132.3	152.9	0.5	(13.5)
Net premiums earned-credit derivatives	62.1	71.5	58.9	(13.1)	21.4
Net premiums earned-total	195.1	203.8	211.8	(4.3)	(3.8)
Net investment income	107.7	95.9	90.0	12.3	6.6
Net gains on securities	12.5	7.8	10.7	60.3	(27.1)
Change in fair value of derivative instruments	(808.9)	12.4	5.2	n/m	n/m
Other income	0.3	0.7	0.9	(57.1)	(22.2)
Provision for losses	98.0	20.7	31.5	n/m	(34.3)
Policy acquisition costs	45.4	46.6	53.0	(2.6)	(12.1)
Other operating expenses	49.3	59.8	65.0	(17.6)	(8.0)
Interest expense	19.8	16.6	15.1	19.3	9.9
Equity in net (loss) income of affiliates	—	—	(0.4)	—	n/m
Income tax (benefit) provision	(265.6)	40.9	35.7	n/m	14.6

n/m	– not meaningful

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Net (Loss) Income. Our financial guaranty segment’s net loss for 2007 was $440.2 million, compared to $136.1 million of net income for 2006. The decrease for 2007 was mainly due to a significant decrease in change in fair value of derivative instruments, an increase in the provision for losses and a decrease in earned premiums. These decreases in income were partially offset by a decrease in other operating expenses, an increase in net investment income, higher net gains on securities and a tax benefit due to the pretax loss.

Net Premiums Written and Earned. Our financial guaranty segment’s net premiums written for 2007 were $229.8 million, a $33.1 million or 12.6% decrease compared to $262.9 million for 2006. The decrease in net premiums written in 2007 compared to 2006 was attributable to the difficult business environment, particularly for our public finance business, resulting from the disruption in the credit markets and corresponding widening of the credit spreads of Radian Asset Assurance. Net premiums earned for 2007 were $195.1 million compared to $203.8 million for 2006. The decrease in premiums earned for 2007 mainly relates to less earned premium from corporate credit derivative products due to our negotiated termination of certain transactions in 2007 and lower trade credit reinsurance premiums, as this business continues to run off. Premiums earned in 2007 were positively impacted by an additional $11.5 million in refundings from our public finance products compared to 2006. Included in net premiums earned for 2007 were refundings of $23.3 million compared to $11.8 million for 2006.

The following table shows net premiums written and earned by our financial guaranty segment’s various product lines for 2007, 2006 and 2005:

	Year Ended December 31
	2007	2006	2005
	(In thousands)
Net premiums written:
Public finance direct	$60,117	$79,655	$73,049
Public finance reinsurance	86,821	81,065	77,797
Structured finance direct	16,594	18,772	21,023
Structured finance reinsurance	21,933	18,676	20,422
Trade credit reinsurance	1,264	4,599	35,023

	186,729	202,767	227,314
Impact of recapture (1)	—	—	(54,742)

Net premiums written—insurance	186,729	202,767	172,572
Net premiums written—credit derivatives	43,043	60,107	50,483

Total net premiums written	$229,772	$262,874	$223,055

Net premiums earned:
Public finance direct	$45,770	$32,517	$32,519
Public finance reinsurance	44,667	37,765	34,413
Structured finance direct	17,325	19,446	21,002
Structured finance reinsurance	22,957	21,086	20,174
Trade credit reinsurance	2,303	21,476	49,309

	133,022	132,290	157,417
Impact of recapture (1)	—	—	(4,539)

Net premiums earned—insurance	133,022	132,290	152,878
Net premiums earned—credit derivatives	62,066	71,541	58,895

Total net premiums earned	$195,088	$203,831	$211,773

(1)	Amounts recorded related to the immediate impact of the 2005 recapture. See Note 2 of Notes to Consolidated Financial Statements.

The financial guaranty segment derives a substantial portion of its premiums written from a small number of direct primary insurers. In 2007, three primary insurers accounted for $90.6 million or 39.3% of the financial guaranty segment’s gross written premiums. In 2006, three primary insurers accounted for $91.3 million or 34.7% of the financial guaranty segment’s gross written premiums. Excluding the 2005 recapture, two primary insurers accounted for $74.9 million or 26.8% of the financial guaranty segment’s gross written premiums in 2005. No other primary insurer accounted for more than 10% of the financial guaranty segment’s gross written premiums in 2007, 2006 or 2005.

Net Investment Income. Net investment income attributable to our financial guaranty business was $107.7 million for 2007, compared to $95.9 million for 2006. The 2007 amount reflects an increase in investment balances and higher yields.

Net Gains on Securities. Net gains on securities were $12.5 million for 2007, compared to $7.8 million for 2006. Included in the net gains on securities for 2007 was $11.7 million related to the sale of hybrid securities. The 2006 amount includes an allocation of the gain on the sale of our remaining interest in Primus, partially offset by approximately $1.2 million in losses related to the write-down of other-than-temporarily impaired investment securities.

Change in Fair Value of Derivative Instruments. Change in the fair value of derivative instruments was a loss of $808.9 million for 2007, compared to a gain of $12.4 million for 2006. The decrease in the change in fair value of derivative instruments for 2007 was mainly a result of spread widening related to direct corporate

CDOs, CDO subprime RMBS and CDO CMBS exposures for which unrealized losses in the amount of $549.7 million, $146.5 million and $56.0, respectively, were recorded. We determine fair value of our derivative financial guaranty contracts as discussed in “Critical Accounting Policies—Derivative Instruments and Hedging Activity” in this Item 7 below. The 2007 amount includes a $35.2 million increase in the fair value of derivative instruments related to the value of the put options on CPS. On March 2, 2006, Radian Asset Assurance and its counterparty to a derivative transaction agreed to terminate one transaction and to amend the one other derivative financial guaranty contract that we had with this same counterparty. As a result, included in the change in the fair value of derivative instruments for 2006, was a $17.2 million charge in connection with the termination of this derivative contract. On February 14, 2007, the counterparty also terminated the transaction amended in March 2006, at no cost to either party. As a result of this termination, we had a $10.2 million gain in the fair value of derivative instruments in 2007. See discussion below in “Provision for Losses” for our policy on intensified surveillance credits.

Other Income. Other income was $0.3 million for 2007, compared to $0.7 million for 2006. This decrease was mostly due to lower advisory fee income during 2007.

Provision for Losses. The provision for losses was $98.0 million for 2007, compared to $20.7 million for 2006. The provision for losses reported for 2007 includes a $100 million allocated non-specific reserve (which represents 100% of the principal exposure) on one BBB-rated credit as discussed below. The increase in the provision for losses in 2007 was partially offset by favorable loss development on trade credit reinsurance. The provision for losses in 2007 represented 50.2% of net premiums earned for 2007, compared to 10.1% for 2006. Our financial guaranty business paid $11.4 million in insurance claims for 2007 and $15.8 million in claims for 2006 related to a single manufactured housing transaction with Conseco Finance Corp. that was fully reserved for in 2003. We expect that losses related to this transaction will continue to be paid out over the next few years.

We closely monitor our financial guaranty obligations and we use an internal classification process to identify and track troubled credits. We classify credits as “intensified surveillance credits” when we determine that continued performance is questionable and, in the absence of a positive change, may result in a claim. At December 31, 2007, 2006 and 2005, the financial guaranty segment had the following exposure on credits classified as intensified surveillance credits:

	December 31 2007		December 31 2006		December 31 2005
	# of credits	Par Outstanding	# of credits	Par Outstanding	# of credits	Par Outstanding
	($ in millions)
Less than $25	24	$221	20	$103	21	$117
$25-$100	7	319	5	245	5	290
Greater than $100	1	103	—	—	1	248

Total	32	$643	25	$348	27	$655

We established loss reserves on our non-derivative financial guaranty contracts as discussed in “Critical Accounting Policies—Reserve for Losses” in this Item 7 and in Note 2 of Notes to Consolidated Financial Statements. We have allocated non-specific reserves of $141.3 million on 16 intensified surveillance credits (representing an aggregate par amount of $362.3 million) at December 31, 2007, compared to $26.2 million on three credits at December 31, 2006 and $27.8 million on one credit at December 31, 2005.

We established an allocated non-specific reserve of $50 million during each of the last two quarters of 2007 ($100 million in total, representing our total exposure) related to a 2003 BBB-rated credit in which we provide market-value and credit support for an extendable commercial paper program. This program is supported by ABS, including RMBS collateral. On October 24, 2007, the principal placement agent for this program advised us that the commercial paper was not purchased at its most recent roll date. As a result, the commercial paper extended by its terms for six months during which time the underlying assets must be liquidated to repay the paper. As a result of ongoing deterioration in the ABS markets, the sale of these assets have not been sufficient to repay the maturing commercial paper and total losses have exceeded our exposure to this credit. We began paying claims on this credit in January 2008 and have paid claims equal to our total exposure of $100 million on this transaction. This credit represents the only direct market-value transaction remaining in our financial guaranty portfolio.

There is one credit at December 31, 2007 for which we have not allocated a specific reserve that, without a positive change, may default in the near-term and could potentially result in a claim. Based on currently available information, we expect that any claim from this credit, should one arise, would range from a minimal amount up to slightly above 50% of the $52 million in total par outstanding. The potential amount of any claim is not estimable at this point, in part, because of the availability of a number of strategic alternatives currently under consideration and other mitigating factors that could reduce or delay any payment from us. In addition, remediation efforts have added substantial additional collateral security for the insured obligation, which could reduce the amount of any claim we may be required to pay. We continue to collect and analyze additional information regarding that transaction.

There were no direct derivative financial guaranty contracts with $25 million or greater in exposure identified as an intensified surveillance credit at December 31, 2007 or 2006. Two of the six intensified surveillance credits with $25 million or greater in exposure identified at December 31, 2005 were derivative financial guaranty contracts. One of these credits, representing $248 million in exposure, was terminated in March, 2006. The second credit expired in November 2006, without claim. In accordance with GAAP, we do not establish loss reserves on our derivative financial guaranty contracts. Instead, gains and losses on derivative financial guaranty contracts are derived from internally generated models that take into account both credit and market spreads.

Policy Acquisition Costs. Policy acquisition costs were $45.4 million for 2007, compared to $46.6 million for 2006. The year over year decrease was largely the result of the continued run-off in our trade credit reinsurance line of business. Included in policy acquisition costs for 2007 were $12.0 million of origination costs related to derivative financial guaranty contracts, compared to $11.9 million for 2006.

Other Operating Expenses. Other operating expenses were $49.3 million for 2007, compared to $59.8 million for 2006. The year over year decrease resulted primarily from a decrease in employee costs and depreciation. The expense ratio (which includes other operating expenses and policy acquisition costs) of 48.2% for 2007 was down from 52.2% for 2006.

Interest Expense. Interest expense was $19.8 million for 2007, compared to $16.6 million for 2006. Both periods include interest on our long-term debt and other borrowings, including the impact of interest-rate swaps, which was allocated to the financial guaranty segment.

Income Tax (Benefit) Provision. We recorded an income tax benefit of $265.6 million for 2007 and an income tax provision of $40.9 million for 2006. The effective tax rate was 37.6% for 2007, compared to 23.1% for 2006. The higher effective tax rate for 2007 reflects the losses incurred during 2007 and an increase in the ratio of income generated from tax-advantaged investment securities compared to income generated from operations. The tax rate for 2006 reflects an allocation of the reversal of prior years’ tax exposures that expired June 30, 2006.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

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

Change in Fair Value of Derivative Instruments. Change in the fair value of derivative instruments was a gain of $12.4 million for 2006 compared to a gain of $5.2 million for 2005. In the fourth quarter of 2005, we refined our mark-to-market model for valuing CDOs, to reflect actual credit spreads by individual name, when available, as compared to our previous version of the model which used average spreads for similarly rated names. While application of the new model resulted in minimal changes for most of our derivative transactions, one high-yield synthetic obligation showed a large difference due to greater spread volatility in the high-yield corporate names included in this transaction. At December 31, 2005, our refined model indicated that we had incurred a $50.8 million loss on this transaction, resulting in a $40.1 million mark-to-market adjustment in 2005. On March 2, 2006, Radian Asset Assurance and its counterparty to this transaction agreed to terminate this transaction and to amend the one other derivative financial guaranty contract that we had insured with this same counterparty. As a result, included in the change in the fair value of derivative instruments for 2006, was a $17.2 million charge in connection with the termination of this derivative contract. The remaining change in fair value of derivatives instruments for 2006 was mostly a result of the moderate tightening of spreads related to synthetic CDOs in 2006, compared to severe tightening in 2005, and a decrease in the duration until maturity on remaining deals.

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

Income Tax (Benefit) Provision. The effective tax rate was 17.7% for 2006, compared to 23.2% for 2005. The tax rate for 2006 reflects an allocation of the reversal of prior years’ tax exposures that expired June 30, 2006. The lower tax rate also reflects an overall increase in the ratio of income generated from tax-advantaged securities compared to income generated from operations.

Selected Financial Guaranty Information

The gross par (net present value) originated by our financial guaranty segment in 2007, 2006 and 2005 is as follows:

Type	2007	2006	2005
	(In millions)
Public finance:
General obligation and other tax-supported	$5,893	$4,192	$4,605
Water/sewer/electric/gas and investor-owned utilities	2,562	1,747	1,376
Airports/transportation	2,154	713	908
Healthcare and long-term care	1,473	2,134	2,148
Education	601	710	569
Housing	34	113	130
Other municipal	528	181	96

Total public finance	13,245	9,790	9,832

Structured finance:
Collateralized debt obligations	13,470	22,362	11,152
Asset-backed obligations	2,025	1,305	2,534
Other structured	198	1,436	1,197

Total structured finance	15,693	25,103	14,883

Total	$28,938	$34,893	$24,715

The following schedule depicts the expected earned premiums for the existing financial guaranty portfolio, assuming no advance refundings, as of December 31, 2007. Expected earnings will differ from contractual earnings because borrowers have the right to call or prepay financial guaranty obligations. Unearned premium amounts are net of prepaid reinsurance and include unearned premiums from derivatives.

	Ending Net Unearned Premiums	Unearned Premium Amortization	Future Installments	Total Premium Earnings
	(In millions)
2008	$642.3	$86.7	$67.5	$154.2
2009	584.0	58.3	79.3	137.6
2010	531.7	52.3	64.5	116.8
2011	483.1	48.6	60.3	108.9
2012	437.5	45.6	54.8	100.4

2008 – 2012	437.5	291.5	326.4	617.9
2013 – 2017	250.6	186.9	146.6	333.5
2018 – 2022	122.9	127.7	51.0	178.7
2023 – 2027	46.1	76.8	39.4	116.2
After 2027	0.0	46.1	62.1	108.2

Total	$—	$729.0	$625.5	$1,354.5

The following table shows claims paid and incurred losses by category for each period indicated:

	Year Ended December 31
	2007	2006	2005
	(In thousands)
Claims Paid:
Trade credit reinsurance	$8,579	$15,144	$23,401
Other financial guaranty	12,814	7,529	11,708
Conseco Finance Corp.	11,449	15,763	29,574

Total	$32,842	$38,436	$64,683

Incurred Losses:
Trade credit reinsurance	$(16,511)	$4,991	$16,019
Other financial guaranty	114,501	16,701	15,498
Conseco Finance Corp.	—	(1,032)	—

Total	$97,990	$20,660	$31,517

Results of Operations—Financial Services

Our financial services segment has been significantly affected by the on-going disruption in the housing and mortgage credit markets during 2007. As discussed above under “Business Summary—Financial Services,” the rapid decline in the subprime mortgage market during July 2007 was largely responsible for the impairment of our interest in C-BASS. As a result of the $468 million write-off of our investment in C-BASS during the third quarter and the write-off of the $50 million credit facility with C-BASS during the fourth quarter, our financial services segment incurred a net loss for 2007 of $154.7 million, compared to net income of $163.3 million for 2006 and $136.2 million for 2005. Equity in net loss of affiliates was $416.5 million for 2007, compared to equity in net income of affiliates of $257.0 million for 2006 and $217.7 million for 2005. Sherman accounted for $84.8 million of the total equity in net income of affiliates for 2007, compared to $123.1 million in 2006 and $110.3 million in 2005. While Sherman’s earnings remained relatively stable year over year, our 2007 equity in net income of affiliates reflects our reduced holdings in Sherman, effective September 1, 2007, as a result of our sale during the third quarter of 2007 of a portion of our interest in Sherman. We recorded a pre-tax gain of $181.7 million on that transaction.

C-BASS accounted for $501.4 million of the equity in net loss of affiliates for 2007, compared to equity in net income of affiliates of $133.9 million for 2006 and $107.8 million for 2005.

Contractual Obligations and Commitments

We have various contractual obligations that are recorded as liabilities in our Consolidated Financial Statements. Other items, including payments under operating lease agreements and pension liabilities, are not recorded on our consolidated balance sheets as liabilities but represent a contractual commitment to pay.

The following table summarizes certain of our contractual obligations and commitments as of December 31, 2007, and the future periods in which such obligations are expected to be settled in cash. Following the table are “Other Contractual Obligations and Commitments” of the registrant that do not fall within the categories specified by the SEC for tabular disclosure. Although the majority of our loss reserves do not represent contractual obligations and commitments under the SEC definition, they are included in the table because they represent management’s estimate of the claims that we will be required to pay on our mortgage insurance and financial guaranty contracts. The table also reflects the timing of principal and interest payments on outstanding debt and other borrowings. Additional details regarding these obligations are provided in the narrative following the table and in the Notes to Consolidated Financial Statements as referenced in the table:

	Payments Due by Period
	Total	Less than 1 Year	1-3 years	4-5 years	More than 5 years	Uncertain(2)
	(In thousands)
Long-term debt and other borrowings (Note 7)	$1,203,410	$57,267	$114,534	$497,165	$534,444	$—
Capital lease obligations	—	—	—	—	—	—
Operating lease commitments (Note 13)	97,506	11,290	22,711	22,888	40,617	—
Purchase obligations	—	—	—	—	—	—
Reserve for losses and loss adjustment expenses (Notes 2 and 6) (1)	1,598,756	993,900	405,456	3,800	5,100	190,500
Pension and other postretirement benefit plans liabilities (Note 12)	35,999	35,738	199		62	—
Unrecognized tax benefits (Note 9)	150,485	2,485	73,841	—	—	74,159

Total	$3,086,156	$1,100,680	$616,741	$523,853	$580,223	$264,659

(1)	Our reserve for losses and loss adjustment expenses reflects the application of accounting policies described below in “Critical Accounting Policies—Reserve for Losses.” As of December 31, 2007, we have financial guaranty non-specific reserves of $190.5 million, including allocated non-specific reserves of $141.3 million and unallocated non-specific reserves of $49.2 million. The payments due by period are management’s estimates and assume that all of the loss reserves included in the table will result in claim payments.
(2)	The timing of these potential payments is uncertain given the nature of the obligation.

Borrowings under Credit Facility. On December 13, 2006, we implemented a $400 million unsecured revolving credit facility that is scheduled to expire December 13, 2011. This facility includes an additional $100 million uncommitted line that we may exercise at our option, subject to our obtaining necessary commitments from lenders. On August 15, 2007, we drew down $200 million in principal amount under this facility. The amount drawn down bears interest at a rate equal to LIBOR plus 20 basis points (which resets periodically) as specified by the credit facility. At December 31, 2007, the outstanding balance under this facility was $200.0 million.

Financial Accounting Standards Board Interpretation No. 48 (“FIN No. 48”) Liability. As of December 31, 2007, our expected payment for significant contractual obligations includes approximately $76.3 million of gross liability for unrecognized tax benefits in 2007 associated with the provisions of FIN No. 48. However, due to the high degree of uncertainty regarding the timing of future cash outflows associated with some of our FIN No. 48 liabilities, we cannot make a reasonably reliable estimate of the period of cash settlement for the remaining $74.2 million of liability for unrecognized tax benefits.

Other Contractual Obligations and Commitments

Investment Commitments. As part of the non-investment-grade allocation component of our investment program, we have committed to invest $55 million in alternative investments that are primarily private equity structures. At December 31, 2007, we had unfunded commitments of $24.5 million. These commitments have capital calls over a period of at least six years, and certain fixed expiration dates or other termination clauses.

Letters of Credit. We also utilize letters of credit to back assumed reinsurance contracts, medical insurance policies and an excise tax-exemption certificate used for ceded premiums from our domestic operations to our international operations. These letters of credit are with various financial institutions, have terms of one-year and will automatically renew unless we elect otherwise. The letters of credit outstanding at December 31, 2007 and 2006 were $10.8 million and $15.5 million, respectively.

Affiliate Guaranty Agreements. We and certain of our subsidiaries have entered into the following intra-company guarantees:

•

Radian Guaranty and Amerin Guaranty are parties to a cross-guaranty agreement. This agreement provides that if either party fails to make a payment to a policyholder, then the other party will step in and make the payment. The obligations of both parties are unconditional and irrevocable; however, no payments may be made without prior approval by the insurance department of the payor’s state of domicile, Pennsylvania for Radian Guaranty and Illinois for Amerin Guaranty.

•

Radian Guaranty has agreed to maintain Radian Insurance’s tangible net worth at a minimum of $30 million and to cause Radian Insurance at all times to have sufficient liquidity to meet its current obligations, pursuant to a Net Worth and Liquidity Maintenance Agreement between the two companies.

•

Radian Group has agreed to perform, up to a maximum amount of $300 million, Radian Guaranty’s obligations to Radian Insurance under the Net Worth and Liquidity Maintenance Agreement discussed above, in the event that Radian Guaranty is not able to or permitted by the Pennsylvania Insurance Department to perform under the agreement.

•

Radian Group and Radian Mortgage Insurance Inc. (formerly known as CMAC of Arizona), a subsidiary of Radian Guaranty Inc., are parties to a guaranty agreement in which Radian Group has agreed for the benefit of Radian Mortgage Insurance Inc.’s creditors to make funds available on demand for the full and complete payment of all due but unpaid liabilities.

•

Prior to our acquisition of Enhance Financial Services Group (“EFSG”) in 2001, EFSG issued a guaranty of payment of the liabilities and obligations of its subsidiary, Enhance Reinsurance (Bermuda) Limited, deriving from any insurance or reinsurance contract (the “Enhance Guaranty”), for the purpose of maintaining certain regulatory solvency and liquidity margin requirements of the Bermuda Monetary Authority. Following our acquisition of EFSG, Radian Group issued a guaranty for the benefit of EFSG to make funds available to EFSG for its performance of the Enhance Guaranty, to the extent that EFSG is unable to satisfy those obligations.

•

Radian Asset Assurance and RAAL are parties to a Capital Maintenance Agreement pursuant to which Radian Asset Assurance has agreed to maintain RAAL’s capital at a level not less that 350% of the equivalent of the required margin of solvency pursuant to the regulations of the Financial Services Authority, RAAL’s U.K. regulator, and to ensure that at all times RAAL has sufficient cash resources for the timely honoring of its contractual obligations. Radian Asset Assurance is not required to make any payments that would cause it to be in breach of its own minimum capital requirements, and certain payments by Radian Asset Assurance pursuant to this agreement are specifically subject to the prior approval of the New York Superintendent of Insurance.

•

Securities regulations became effective in 2005 that impose enhanced disclosure requirements on issuers of asset-backed (including mortgage-backed) securities. To allow our customers to comply with these regulations, we typically are required, depending on the amount of credit enhancement we are providing, to provide (1) audited financial statements for the insurance subsidiary participating in these transactions or (2) a full and unconditional holding-company level guarantee for our insurance subsidiaries’ obligations in such transactions. To date, Radian Group has guaranteed two structured transactions for Radian Guaranty with approximately $363.6 million of remaining credit exposure.

Funding of Rabbi Trusts. Under our change of control agreements with our executive officers, upon a change of control of Radian Group Inc. or Radian Asset Assurance, as the case may be, we are required to fund an irrevocable rabbi trust to the extent of our obligations under these agreements. The total maximum amount that we would be required to place in trust is approximately $16.6 million as of December 31, 2007.

Off-Balance-Sheet Arrangements

As a provider of credit enhancement, in the normal course of business, we enter into arrangements with special purpose entities (“SPEs”). SPEs are corporations, trusts or partnerships that are established for a limited purpose. SPEs, by their nature, are generally not controlled by their equity owners, as the establishing documents generally govern all material decisions. There are two different accounting frameworks applicable to SPEs: the qualifying SPE (“QSPE”) framework under SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”, (“SFAS No. 140”) and the variable interest entity (“VIE”) framework as provided by FIN No. 46 (R) “Consolidation of Variable Interest Entities,” (“FIN No. 46R”). The applicable framework depends on the nature of the entity and our relation to that entity.

The QSPE framework is applicable when an entity transfers (sells) financial assets to an SPE meeting certain criteria defined in SFAS 140. These criteria are designed to ensure that the activities of the entity are essentially predetermined at the inception of the vehicle and that the transferor of the financial assets cannot exercise control over the entity and the assets therein. Entities meeting these criteria are not consolidated by the transferor, or other counterparties, as long as they do not have the unilateral ability to liquidate or to cause the entity to no longer meet the QSPE criteria.

Our interests in QSPEs may be accounted for as insurance contracts or financial guaranty derivatives. For insurance contracts with QSPEs, we record reserves for losses and loss adjustment expenses, and for derivative interests in QSPEs, we record changes in the fair value as a corresponding asset or liability. We do not record the underlying assets or liabilities of QSPEs on our balance sheet.

When an SPE does not meet the QSPE criteria, consolidation is assessed pursuant to FIN No. 46R. Under FIN No. 46R, a VIE is defined as an entity that: (1) lacks enough equity investment at risk to permit the entity to finance its activities without additional subordinated financial support from other parties; (2) has equity owners that lack the right to make significant decisions affecting the entity’s operations; and/or (3) has equity owners that do not have an obligation to absorb the entity’s losses or the right to receive the entity’s returns. FIN No. 46R requires a variable interest holder (i.e., a counterparty to a VIE) to consolidate the VIE if that party will receive the majority of the expected residual returns of the VIE, absorb a majority of the expected losses of the VIE, or both. This party is considered the primary beneficiary.

SPEs and VIEs are a significant part of our non-traditional mortgage insurance products as well as our financial guaranty business. Our primary involvement with SPEs relates to transactions in which we provide a financial guaranty to one or more classes of beneficial interest holders in the SPE. Underlying collateral in the SPEs includes residential and commercial mortgages, consumer receivables, securities and other financial assets sold to a SPE and repackaged into securities or similar beneficial interests. SPEs may also be used to create securities with a unique risk profile desired by investors and as a means of transferring risk, such as our Smart Home transactions. We consolidate those VIEs in which we are the primary beneficiary. See Note 17, “Variable Interest Entities” in the Notes to Consolidated Financial Statements for a complete discussion of VIEs. For additional information regarding exposure to our mortgage insurance and financial guaranty products see “Business—Mortgage Insurance” and “Business—Financial Guaranty” sections detailed in Item 1 of Part I of this report.

Certain other SPEs do not meet the requirements of a QSPE, because all their activities are not sufficiently limited or they have entered into certain non-qualifying transactions. In some circumstances, a QSPE may not be exempt from consolidation if we have the unilateral ability to make significant changes to the QSPE. We follow the criteria under FIN No. 46R in determining whether we should consolidate such entities.

A determination of whether we have a controlling financial interest in an entity is initially made at the time we become involved with the entity. In those instances where we are the primary beneficiary, the assets and liabilities of the VIE are consolidated on our balance sheet. Certain reconsideration events may occur which cause us to re-assess our initial determination of whether an entity is a VIE or non-VIE. If the entity becomes a VIE, we perform an assessment of consolidation of that entity. Those reconsideration events generally are:

•

The entity’s governance structure is changed such that either (1) the characteristics or adequacy of equity at risk are changed, or (2) expected returns or losses are reallocated among the participating parties within the entity.

•	The equity investment (or some part thereof) is returned to the equity investors and other interests become exposed to expected returns or losses.

•	Additional activities are undertaken or assets acquired by the entity that were beyond those anticipated previously.

•	Participants in the entity acquire or sell interests in the entity.

•	The entity receives additional equity at risk or curtails its activities in a way that changes the expected returns or losses.

Mortgage Insurance

NIMS—We provided credit enhancement on NIMS bonds. A NIMS bond represents the securitization of a portion of the excess cash flow and prepayment penalties from a mortgage-backed security comprised mostly of subprime mortgages. The majority of this excess cash flow consists of the spread between the interest rate on the mortgage-backed security and the interest generated from the underlying mortgage collateral. Historically, issuers of mortgage-backed securities would have earned this excess interest over time as the collateral aged, but market efficiencies enabled these issuers to sell a portion of their residual interests to investors in the form of NIMS bonds. Typically, the issuer retained a significant portion of the residual interests, which was subordinated to the NIMS bond in a first-loss position, so that the issuer would suffer losses associated with any shortfalls in residual cash flows before the NIMS bond experienced any losses. NIMS bonds have largely been susceptible to the disruption in the housing market and the subprime mortgage market during 2007. See “Overview of Business Results—Mortgage Insurance—NIMS” for information regarding our total loss expectations with respect to NIMS. Our NIMS are generally structured as QSPEs. There are certain circumstances and triggers outside of our control, however, that would give us the ability to call some or all of the outstanding NIMS bonds. The effective control that we attain if the call option is triggered, renders the QSPE a VIE under FIN No. 46R. We then assess whether we are required to consolidate the VIE. At December 31, 2007, there were six such transactions that required consolidation, but such consolidation had an immaterial impact to our consolidated financial statements.

The following is a summary of our exposure to the NIMS underlying trust assets at December 31, 2007:

(in millions) VIE Assets	Total Exposure Amount		Subordination Below Our Exposure	Average Rating of Collateral at Inception	NIMS Exposure
NIMS	$704.0	(1)	$100.0	BBB to BB	$604.0

(1)	Includes approximately $31 million of consolidated NIMS assets.

Smart Home—In 2004, we developed a program referred to as “Smart Home,” for reinsuring risk associated with non-prime mortgages and riskier products. These arrangements, through the use of SPE structures, effectively transfer risk from our portfolio to investors in the capital markets. Since August 2004, we have completed four Smart Home arrangements. Details of these transactions (aggregated) as of the initial closing of each transaction and as of December 31, 2007 are as follows:

	Initial	As of December 31, 2007
Pool of mortgages (par value)	$ 14.7 billion	$ 6.6 billion
Risk in force (par value)	$ 3.9 billion	$ 1.7 billion
Notes sold to investors/risk ceded (principal amount)	$718.6 million	$605.2 million

Each transaction begins with the formation of an unaffiliated, offshore reinsurance company. We then enter into an agreement with the Smart Home reinsurer to cede to the reinsurer a portion of the risk (and premium) associated with a portfolio of loans. Each class relates to the loss coverage levels on the reinsured portfolio and is assigned a rating by one or more of the three major rating agencies. We do not hold any of the credit-linked notes issued as part of this structure; as such we have no significant variable interests in the structures and are not subject to consolidation under FIN No. 46R. See “Overview of Business Results —Mortgage Insurance—Traditional Mortgage Insurance” above for further discussion.

Financial Guaranty

Financial guaranty contracts written with SPEs may be written directly with the SPE or indirectly through a credit default swap done with a primary credit enhancer who issues a financial guaranty to the beneficial interest holders in the SPE. These SPEs are commonly employed in CDO transactions where portfolio managers are permitted to buy and sell assets.

Our involvement with SPEs has a significant role in our financial guaranty business as a guarantor of beneficial interests held by third party investors. The guarantees are generally financial guarantees of principal and interest payments to beneficial interest holders. Our guarantees are generally issued on highly rated senior securities issued by these SPEs and are not designed to absorb a significant portion of the variability created by the assets in the SPEs. Accordingly, we do not consolidate these SPEs. An increase in losses within the SPE structure is not an event that would require us to reconsider consolidation under FIN No. 46R. However, if any of the trigger events discussed above were to occur and we were required to reconsider our variable interests in the SPE, there is an increased risk that we may be required to consolidate some of these SPEs. This is primarily due to the deterioration in subordination of the underlying collateral that has occurred since our initial determination, made at inception of the VIEs, that we were not the primary beneficiary.

The following table sets forth our total assets and maximum exposure to loss associated with significant financial guaranty variable interests in VIEs as of December 31 for the years indicated:

	VIE
(in millions)	Total Assets 2007	Maximum Exposure 2007	Total Assets 2006	Maximum Exposure 2006
Collateralized Debt Obligations	$975.9	$100.0	$997.9	$100.0
Asset-Backed Obligations	4,706.4	695.4	5,289.8	874.5
Other Structured Finance	5,442.2	415.0	4,141.9	415.0

Total	$11,124.5	$1,210.4	$10,429.6	$1,389.5

Included in “Collateralized Debt Obligations” above is exposure to a commercial paper conduit currently in liquidation. Our maximum exposure is fully reserved and is discussed further in “Results of Operations—Financial Guaranty—Year Ended December 31, 2007 Compared to December 31, 2006—Provision for Losses.”

Investments

We group assets in our investment portfolio into one of three main categories: held to maturity, available for sale or trading securities. Fixed-maturity securities for which we have the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. Investments classified as available for sale are reported at fair value, with unrealized gains and losses (net of tax) reported as a separate component of stockholders’ equity as accumulated other comprehensive income. Investments classified as trading securities and derivatives are reported at fair value, with unrealized gains and losses reported as a separate component of income.

Effective January 1, 2007, we began classifying convertible securities (including the fixed-maturity component of securities previously classified as available for sale and the derivative component previously classified as available for sale and trading securities) as hybrid securities. Hybrid securities generally combine both debt and equity characteristics. Prior to 2007, the changes in fair value of the fixed-maturity component of these securities were recorded in our consolidated statements of changes in common stockholders’ equity through accumulated other comprehensive income or loss and the changes in fair value of the derivative component of these securities were recorded as a gain or loss in our consolidated statements of income. In accordance with SFAS No. 155, effective January 1, 2007, all changes in the fair value of the entire convertible security are now recorded as net gains or losses on securities in our consolidated statements of income. Our transition adjustment related to the adoption of SFAS No. 155 increased retained earnings at January 1, 2007 by $9.8 million, and reduced accumulated other comprehensive income by the same amount. The transition amount includes unrealized gains of $14.1 million (net of tax) and unrealized losses of $4.3 million (net of tax) related to convertible securities at December 31, 2006.

For securities in our investment portfolio, we conduct a quarterly evaluation of declines in market value of the securities to determine whether the decline is other-than-temporary. If a security’s fair value is below the cost basis, and it is judged to be an other-than-temporary decline, the cost basis of the individual security is written down to fair value through earnings as a realized loss and the fair value becomes the new basis for the security. During 2007, we recorded approximately $4.3 million of charges related to declines in the fair value of securities (primarily small cap value stocks) considered to be other-than-temporary. During 2006, we recorded $10.6 million of charges related to declines in the fair value of securities considered to be other-than-temporary. There were no such charges in 2005. At December 31, 2007, 2006 and 2005, there were no other investments held in the portfolio that were determined to be other-than-temporarily impaired.

Other invested assets consist of approximately $2.2 million of residential mortgage-backed securities and $20.6 million of alternative investments that are primarily private equity investments, including an investment in a fund sponsored and co-managed by C-BASS that invests in real estate related securities. During 2007, we recorded a $5.1 million loss considered to be other-than-temporary on our investment in this fund. Other invested assets are carried under the cost method or under the equity method.

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

The following table shows the gross unrealized losses and fair value of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2007.

	Less Than 12 Months		12 Months or Greater		Total
(In thousands) Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government securities	$—	$—	$3,104	$32	$3,104	$32
State and municipal obligations	928,399	36,519	80,480	7,540	1,008,879	44,059
Corporate bonds and notes	23,745	880	20,862	617	44,607	1,497
Asset–backed securities	41,356	356	73,281	776	114,637	1,132
Private placements	4,385	193	4,039	176	8,424	369
Foreign governments	35,195	834	65,463	2,009	100,658	2,843
Equity securities	147	28	—	—	147	28

Total	$1,033,227	$38,810	$247,229	$11,150	$1,280,456	$49,960

The contractual maturity of securities in an unrealized loss position at December 31, 2007 was as follows:

(In millions)	Fair Value	Cost/Amortized Cost	Unrealized Loss
2008	$18.7	$18.8	$0.1
2009 – 2012	90.9	92.0	1.1
2013 – 2017	60.6	62.5	1.9
2018 and later	1,110.0	1,156.9	46.9
Equity securities	0.2	0.2	—

Total	$1,280.4	$1,330.4	$50.0

U.S. government securities

The unrealized losses of 12 months or greater duration as of December 31, 2007 on our investments in U.S. Treasury obligations were caused by interest rate movement. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment. Because we have the ability and intent to hold these investments until a full recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2007.

State and municipal obligations

The unrealized losses of 12 months or greater duration as of December 31, 2007 on our investments in tax-exempt state and municipal securities were caused primarily by interest rate movement. Certain securities, mainly those insured by monoline insurance companies, experienced credit spread widening during 2007 as a result of recent events in the subprime residential mortgage market. Because we have the ability and intent to hold these investments until a full recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2007.

Corporate bonds and notes

The unrealized losses of 12 months or greater duration as of December 31, 2007 on the majority of the securities in this category were caused by market interest rate movement. Certain securities, mainly those issued by financial firms with exposure to subprime residential mortgages, experienced spread widening during 2007. Because we have the ability and intent to hold these investments until a full recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2007.

Asset-backed securities

The unrealized losses of 12 months or greater duration as of December 31, 2007 on the securities in this category were caused by market interest rate movement. Because we have the ability and intent to hold these investments until a full recovery of fair value, which may be maturity, we do not consider the investment in these securities to be other-than-temporarily impaired at December 31, 2007.

Private placements

The unrealized losses of 12 months or greater duration as of December 31, 2007 on the majority of the securities in this category were caused by market interest rate movement. Because we have the ability and intent to hold these investments until a full recovery of fair value, which may be maturity, we do not consider the investment in these securities to be other-than-temporarily impaired at December 31, 2007.

Foreign governments

The unrealized losses of 12 months or greater duration as of December 31, 2007 on the majority of the securities in this category were caused by market interest rate movement. We believe that credit quality did not impact security pricing due to the relative high quality of the holdings (i.e., the majority of the securities were highly-rated governments and government agencies or corporate issues with minimum ratings of single-A). Because we have the ability and intent to hold these investments until a full recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2007.

For all investment categories, unrealized losses of less than 12 months duration were generally attributable to interest rate movement. In addition, certain securities experienced spread widening due to issuers’ exposure to subprime residential mortgages. All securities were evaluated in accordance with our impairment recognition policy covering various time and price decline scenarios. Because we have the ability and intent to hold these investments until a full recovery of fair value, which may be maturity, we do not consider the investment in these securities to be other-than-temporarily impaired at December 31, 2007.

The following table shows the gross unrealized losses and fair value of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position, at December 31, 2006.

	Less Than 12 Months		12 Months or Greater		Total
(In thousands) Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government securities	$35,399	$402	$22,389	$482	$57,788	$884
U.S. government-sponsored enterprises	7,743	204	13,251	174	20,994	378
State and municipal obligations	150,114	639	72,750	1,009	222,864	1,648
Corporate bonds and notes	26,244	426	28,655	539	54,899	965
Asset-backed securities	71,897	792	116,874	2,895	188,771	3,687
Private placements	4,779	46	3,360	91	8,139	137
Foreign governments	40,744	557	37,959	1,146	78,703	1,703
Redeemable preferred stock	9,086	274	—	—	9,086	274
Convertible securities	79,041	3,988	12,187	174	91,228	4,162

Total	$425,047	$7,328	$307,425	$6,510	$732,472	$13,838

Liquidity and Capital Resources

We act mainly as a holding company for our insurance subsidiaries and do not have any significant operations of our own. Dividends from our subsidiaries, which include amounts received from our affiliates (C-BASS and Sherman), and permitted payments to us under our tax- and expense-sharing arrangements with our subsidiaries, along with income from our investment portfolio, are our principal sources of cash to pay stockholder dividends and to meet our obligations. These obligations include our operating expenses, taxes and interest and principal payments on our long-term debt and other borrowings. The payment of dividends and other distributions to us by our insurance subsidiaries is limited by insurance laws and regulations. In general, dividends in excess of prescribed limits are deemed “extraordinary” and require insurance regulatory approval. In addition, although we have expense-sharing arrangements in place with our principal operating subsidiaries that require those subsidiaries to pay their share of holding company-level expenses, including interest expense on long-term debt and other borrowings, these expense-sharing arrangements may be changed at any time by the applicable state insurance departments. Our insurance subsidiaries’ ability to pay dividends to us, and our ability to pay dividends to our stockholders, is subject to various conditions imposed by the rating agencies for us to maintain our ratings. If the cash we receive from our subsidiaries pursuant to tax- and expense-sharing arrangements is insufficient for us to fund our obligations, or our subsidiaries require more capital, we may be required to seek additional capital by incurring additional debt, by issuing additional equity or by selling assets, which we may be unable to do on favorable terms, if at all.

During the third quarter of 2007, we sold a portion of our interest in Sherman for approximately $278 million in cash, which helped our capital and liquidity position in our mortgage insurance business. In December 2007, Radian Guaranty contributed its remaining ownership interest in Sherman of $104 million to Radian Group. Our insurance subsidiaries may be limited in the amount that they may pay in dividends to us during the next 12 months without first obtaining insurance department approval.

C-BASS did not pay dividends to us during 2007 compared to dividends of $46.9 million paid to us during 2006. We do not expect to receive any future dividends from C-BASS. Sherman paid $51.5 million and $103.7 million of dividends to us during 2007 and 2006, respectively. All dividends from C-BASS and Sherman have been initially distributed to our insurance subsidiaries, and therefore, are subject to regulatory limitations, as discussed above. In the fourth quarter 2007, we received regulatory approval for Sherman to be owned by us rather than Radian Guaranty. Therefore, any future dividends from Sherman would be received at the holding company and would not be subject to insurance regulatory approval.

We are currently under examination by the Internal Revenue Service (“IRS”) for the 2000 through 2004 tax years. The IRS opposes the recognition of certain tax losses and deductions that were generated through our investment in a portfolio of residual interests in Real Estate Mortgage Investment Conduits (“REMICs”) and has proposed adjustments denying the associated tax benefits of these items. We will contest all such proposed adjustments relating to the IRS’s opposition of the tax benefits in question and are working with tax counsel in our defense efforts. When an examination has not been settled at the local examination division level, the IRS will usually issue a “30-day” letter which contains details of the proposed adjustments and the taxpayer’s rights to appeal. Upon receipt of the IRS’s 30-day letter, we may make a payment with the U.S. Department of the Treasury to avoid the accrual of the above-market-rate interest associated with our estimate of the potentially unsettled adjustment. We anticipate receiving the 30-day letter and making the payment on account at some point during the first two quarters of 2008 and the cash requirement for this payment is anticipated to be approximately $75.0 to $80.0 million. Any ultimate overpayment associated with the payment on account would be recovered through a formal claim for refund process.

Our insurance subsidiaries are permitted to allocate capital resources within certain insurance department and rating agency guidelines by making direct investments. In March 2006, Radian Guaranty contributed approximately $500 million in capital to Radian Insurance to support the additional risk that had been, and was expected to be, written in that entity, mostly through non-traditional products, such as domestic or international credit default swaps.

We cancelled the authorization of Radian Europe to engage in the business of insurance in the United Kingdom and other European Union member states. The capital held by Radian Europe, which was approximately $62 million, net of expenses, was distributed back to Radian Guaranty in the fourth quarter of 2007.

Short-Term Liquidity Needs

Our liquidity needs over the next 12 months include funds for the payment of dividends on our common stock, debt service payments on our outstanding long-term debt and other borrowings, claim payments on our insured obligations, operating expenses, payment of amounts related to the termination of our pension plan and potentially, to fund a payment on account related to the IRS investigation described above. We expect to fund these requirements with available cash and amounts received under our expense-sharing arrangements or as dividends from our insurance operating subsidiaries, subject to regulatory requirements, which may include dividends from working capital, all of which we expect to be sufficient to make such payments for at least the next 12 months. We have the ability to draw an additional $200 million under our existing credit facility (discussed below) to support our short-term liquidity needs and could, if necessary, seek to sell all or a portion of our remaining interest in Sherman, subject to the existing option with Sherman’s management, although we cannot be certain that we would be able to sell our interest in Sherman on favorable terms, if at all.

Based on our current intention to pay quarterly common stock dividends of $0.02 per share and assuming that our common stock outstanding remains constant at 80,412,974 shares at December 31, 2007, we would require approximately $6.4 million to pay our quarterly dividends for the next 12 months. We will also require approximately $57.3 million annually to pay the debt service on our outstanding long-term debt and other borrowings, including the $200 million that we have drawn down from our existing credit facility.

Our sources of working capital consist mostly of premiums written by our insurance operating subsidiaries and investment income at both the parent company and operating subsidiary levels. Working capital is applied mainly to the payment of our insurance operating subsidiaries’ claims and operating expenses. Cash flows from operating activities for 2007 were $301.8 million, compared to $488.5 million for 2006. Positive cash flows are invested pending future payments of claims and other expenses.

We believe that the operating cash flows generated by each of our insurance subsidiaries will provide those subsidiaries with most of the funds to satisfy their claim payments and operating expenses for at least the next 12 months. In the likely event that claim payment obligations and operating expenses exceed the operating cash flows generated by our insurance operating subsidiaries, we believe that we have the ability to fund any excess from sales of short-term investments maintained at the operating company. In the event that we are unable to fund excess claim payments and operating expenses through the sale of short-term investments, we may be required to incur unanticipated capital losses or delays in connection with the sale of less liquid securities held by us. At December 31, 2007, the parent company had cash and liquid investment securities of $123.5 million.

Long-Term Liquidity Needs

Our most significant need for liquidity beyond the next twelve months is the repayment of the principal amount of our outstanding long-term debt and other borrowings, a portion of which is due in 2011. We expect to meet our long-term liquidity needs using excess working capital, sales of investments, additional borrowings under our credit facility, if necessary, or through the private or public issuance of debt or equity securities. The current turmoil in the mortgage market has created a situation where we would likely not be able to refinance our long-term debt if it were due currently. We expect that the market cycle will improve by 2011, but cannot be certain this will happen.

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

On December 13, 2006, we entered into a $400 million unsecured revolving credit facility that is scheduled to expire on December 13, 2011. This new facility includes an additional $100 million uncommitted line that we may exercise at our option, subject to our obtaining necessary commitments from lenders.

On August 15, 2007, we drew down $200 million in principal amount under this facility. The amount drawn down bears interest at a rate equal to LIBOR plus 20 basis points (which resets periodically) as specified by the credit facility. We contributed $100 million of the proceeds of the draw down to Radian Asset Assurance to support the risk written in our financial guaranty business. The remaining $100 million will be used for general corporate purposes. Although we had no immediate need for additional liquidity, in light of current market conditions, we drew on the facility to provide us with greater financial flexibility and adequate liquidity for the long-term. After the draw down, the remaining credit available under the facility is $200 million.

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

If the Radian Asset Assurance put options were exercised, Radian Asset Securities, through the Radian Asset Assurance preferred stock thereby acquired, and investors, through their equity investment in the Radian Asset Securities preferred stock, would have rights to the assets of Radian Asset Assurance as an equity investor in Radian Asset Assurance. Such rights would be subordinate to policyholders’ claims, as well as to claims of general unsecured creditors of Radian Asset Assurance, but ahead of our claims, through EFSG, as the owner of the common stock of Radian Asset Assurance. If all the Radian Asset Assurance put options were exercised, Radian Asset Assurance would receive up to $150 million in return for the issuance of its own perpetual preferred stock, the proceeds of which would be usable for any purpose, including the payment of claims. Dividend payments on the preferred stock will be cumulative only if Radian Asset Assurance pays dividends on its common stock.

Each trust (See Note 8 of Notes to Consolidated Financial Statements) is restricted to holding high-quality, short-term commercial paper investments to ensure that it can meet its obligations under the put options. To fund these investments, each trust issued its own auction market perpetual preferred stock. On September 5, 2007, Fitch downgraded its rating of the trusts to “BBB+” from “A.” As a result of this downgrade, the maximum spread over LIBOR payable by us for maintenance of these options increased to 300 basis points from 200 basis points. Because sufficient auction clearing bids have not been made, the reset auction rate for the options has reset at this maximum rate, resulting in a $1.5 million increase in the annual cost to us of maintaining these options. Each trust remains rated “A” by S&P. The initial costs to issue this facility were recorded as a reduction to additional paid-in capital.

Reconciliation of Net Income to Cash Flows from Operations

The following table reconciles net income to cash flows from operations for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	December 31 2007	December 31 2006	December 31 2005
Net (loss) income	$(1,290,299)	$582,172	$522,854
Change in loss and LAE reserves	757,368	39,248	2,948
Change in second-lien premium deficiency reserves	195,646	—	—
Deferred tax (benefit) provision	(879,835)	145,297	147,156
Net receipts (payments) related to derivative contracts (1)	19,671	(63,548)	7,594
Cash paid for clawback (1)	—	—	(37,645)
Change in unearned premiums	151,023	95,462	131,635
Change in deferred policy acquisition costs	(13,180)	(13,241)	(14,344)
Equity in net loss (earnings) of affiliates	416,541	(256,992)	(217,692)
Distributions from affiliates (1)	51,512	150,609	144,161
Proceeds from sales of trading securities (1)	17,408	42,060	49,944
Purchase of trading securities	(157,738)	(59,289)	(31,033)
Net losses (gains) on sales of securities and change in fair value of derivatives	1,287,103	(56,908)	(45,808)
Gain on sale of affiliate	(181,734)	—	—
Decrease (increase) in prepaid federal income taxes (1)	15,254	(223,226)	(125,365)
Depreciation and amortization, net	19,334	36,996	39,587
Other	(58,396)	(964)	51,898
Change in accounts payable and accrued expenses	(47,883)	70,815	(18,297)

Cash flows from operations	$301,795	$488,491	$607,593

(1)	Represents a cash item.

Cash flows from operations for 2007 decreased from the comparable period of 2006. This decrease was mainly due to an increase in claims paid, purchases of trading securities and lower distributions from affiliates. We expect that net income will be less than cash flows from operations during the next 12 months.

Stock Repurchase Programs

Since September 2002, our board of directors has authorized five separate repurchase programs, including the current 6.0 million share program, for the repurchase, in the aggregate, of up to 21.5 million shares of our common stock on the open market. At December 31, 2007, we had repurchased approximately 20.4 million shares under these programs for a total cost of approximately $1.0 billion, including 0.4 million shares during 2007 at a cost of approximately $22.8 million. All share repurchases made to date were funded from available working capital, and were made from time to time depending on market conditions, share price and other factors.

We also may purchase shares on the open market to meet option exercise obligations and to fund 401(k) matches and purchases under our Employee Stock Purchase Plan and may consider additional stock repurchase programs in the future.

Stockholders’ Equity

Stockholders’ equity was $2.7 billion at December 31, 2007 compared to $4.1 billion at December 31, 2006. Stockholders’ equity decreased as a result of: (1) a net loss of $1.3 billion, (2) a decrease in the market value of securities available for sale of $55.5 million, net of tax, (3) our repurchase of approximately 400 thousand shares of our common stock for approximately $22.8 million, (4) dividends paid in 2007 of $6.4 million and (5) a $21.2 million adjustment for the adoption of FIN No. 48. Offsetting these was the proceeds from the issuance of common stock under incentive plans of $25.3 million.

Critical Accounting Policies

SEC guidance defines Critical Accounting Policies as those that require the application of management’s most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing our Consolidated Financial Statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. In preparing these financial statements, management has utilized available information including our past history, industry standards and the current economic environment and housing environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Actual results may differ from those estimates. In addition, other companies may utilize different estimates, which may impact comparability of our results of operations to those of companies in similar businesses. A summary of the accounting policies that management believes are critical to the preparation of our Consolidated Financial Statements is set forth below.

Reserve for Losses

We establish reserves to provide for losses and the estimated costs of settling claims in both our mortgage insurance and financial guaranty segments. Setting loss reserves in both businesses involves significant use of estimates with regard to the likelihood, magnitude and timing of a loss.

In the mortgage insurance segment, reserves for losses generally are not established until we are notified that a borrower has missed two consecutive payments. We also establish reserves for associated LAE, consisting of the estimated cost of the claims administration process, including legal and other fees and expenses associated with administering the claims process. SFAS No. 60, “Accounting and Reporting by Insurance Enterprises,” (“SFAS No. 60”) specifically excludes mortgage guaranty insurance from its guidance relating to the reserve for losses. We maintain an extensive database of claim payment history and use models, based on a variety of loan characteristics, including the status of the loan as reported by its servicer, and macroeconomic factors such as regional economic conditions that involve significant variability over time, as well as more static factors such as the estimated foreclosure period in the area where the default exists, to help determine the likelihood that a default will result in a claim, the amount that we will pay if a default becomes a claim and based on these estimates, the appropriate loss reserve at any point in time.

With respect to delinquent loans that are in an early stage of delinquency, considerable judgment is exercised as to the adequacy of reserve levels. Adjustments in estimates for delinquent loans in the early stage of delinquency are more volatile in nature than for loans that are in the later stage of delinquency, which generally require a larger reserve. As the delinquency proceeds toward foreclosure, there is more certainty around these estimates as a result of the aged status of the delinquent loan, and adjustments are made to loss reserves to reflect this updated information. If a default cures, historically, a large percentage of defaulted loans have cured before going to claim, although this rate has fallen significantly in the current deteriorating housing environment, the reserve for that loan is removed from the reserve for losses and LAE. This curing process causes an appearance of a reduction in reserves from prior years if the reduction in reserves from cures is greater than the additional reserves for those loans that are nearing foreclosure or have become claims. As a result of changes in estimates of losses on prior years defaults, the mortgage insurance provision for losses increased by $74.3 million in 2007 and decreased by $117.2 million and $86.8 million in 2006 and 2005, respectively. In the mortgage insurance segment, we do not specifically reserve for defaults that we believe to have occurred but that have not been reported to us on a timely basis by lending institutions or for loans that we believe have cured but that have not been reported to us on a timely basis. We believe this number would not be material. All estimates are continually reviewed and adjustments are made as they become necessary.

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

The following table shows the mortgage insurance range of loss and LAE reserves, as determined by our actuaries, and recorded reserves for losses and LAE, as of December 31, 2007 and 2006:

	As of December 31, 2007			As of December 31, 2006
Loss and LAE Reserves (in millions)	Low	High	Recorded	Low	High	Recorded
Mortgage Insurance Operations	$1,239.7	$1,451.3	$1,345.5	$592.0	$693.7	$653.2

Reserves for our mortgage insurance business are set at the exact point of our modeled output for loss and LAE reserves. In light of the regular adjustments made to the underlying assumptions in our model as discussed above, we believe the amount generated by our model at December 31, 2007 best represents the most accurate estimate of our future losses and LAE. We believe the high and low amounts highlighted in the table above represent a reasonable estimate of the range of possible outcomes around our recorded reserve point for the period indicated.

We considered the sensitivity on loss reserve estimates at December 31, 2007, by assessing the potential changes resulting from a hypothetical parallel shift in severity and claim rate. For example, assuming all other factors remain constant, for every 1% change in claim severity or claim rate, we estimated a $12.1 million change in our loss reserves at December 31, 2007.

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

The following table shows the breakdown of the reserve for losses and loss adjustment expenses for our financial guaranty segment at the end of each period indicated:

	December 31
	2007	2006	2005
	(In thousands)
Financial Guaranty:
Case reserves	$33,317	$45,803	$58,013
Allocated non-specific	141,270	26,185	27,750
Unallocated non-specific	49,195	60,431	54,878
Trade Credit Reinsurance and Other:
Case reserves	16,000	23,493	22,068
Incurred But Not Reported (“IBNR”)	13,522	33,135	42,083

Total	$253,304	$189,047	$204,792

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

•

At December 31, 2007, we had case reserves and LAE reserves on financial guaranty policies of $33.3 million. Of this amount, $22.5 million was attributable to a single manufactured housing transaction originated and serviced by Conseco Finance Corp. We have a high degree of certainty that we will suffer losses with respect to this insured obligation equal to the amount reserved, which equals the total amount of the remaining insured obligation. The case and LAE reserves also include $10.0 million attributable to 22 reinsured obligations on which our total par outstanding is $26.5 million. These reserves are established based on amounts conveyed to us by the ceding companies and confirmed by us. We do not have any reasonable expectation that the ultimate losses will deviate materially from the amount reserved. The remaining $0.8 million represents LAE reserves attributable to seven insured obligations, partially offset by salvage recoveries on six other insured obligations.

•

At December 31, 2007, 16 credits were included in our allocated non-specific reserves of $141.3 million, including $100.0 million related to a BBB-rated structured finance credit discussed above. See “Results of Operations—Financial Guaranty—Year Ended December 31, 2007 Compared to December 31, 2006” for more information regarding this credit. We expect that we will suffer losses with respect to these insured obligations approximately equal to the amount reserved of $141.3 million. These credits have a gross par amount of $362.3 million.

•

Our unallocated non-specific reserves are established over time by applying expected default factors to the premiums earned during each reporting period. The expected lifetime losses for each credit are determined by multiplying the expected frequency of losses on that credit by the expected severity of losses on that credit and multiplying this number, the loss factor, by that credit’s outstanding par amount. The expected frequency and severity of losses for each credit is generated from three sources—two that are published by major rating agencies and one that is generated by a proprietary internal model—based on the product class, published rating and term to maturity for each credit. We set the expected lifetime losses for each credit at a point in the range between the highest and lowest expected lifetime loss factors generated by the rating agency and internally generated models. The default rates published by rating agencies tend to be very low because we mostly insure investment-grade obligations that, historically, have a very low probability of default. Although the default rate is low, the amount of losses upon default can be very high because we tend to insure large financial obligations. Because of the low incidence of losses on financial guaranty obligations, it is also very difficult to estimate the timing of losses on our insured obligations for which we have not yet established a case reserve or allocated non-specific reserve. The default factors for 2007 approximated 10% of earned premiums on public finance credits and 15% of earned premiums on structured finance credits. The default factors for the years ended December 31, 2006 and 2005 approximated 10% of earned premiums on public finance credits and 20% of earned premiums on structured finance credits. As a result of favorable loss development, we were able to lower the default factor for structured finance credits in 2007.

•

Our unallocated non-specific loss reserve at December 31, 2007, was $49.2 million. The range between the unallocated non-specific reserves that would have resulted from applying the highest and lowest default factors generated by any of the three models was approximately $25 million to $67 million, which we believe provides a reasonably likely range of expected losses.

•

At each balance sheet date, we also evaluate both the model-generated default factors and our unallocated non-specific reserves against management’s subjective view of qualitative factors to ensure that the default factors and the unallocated non-specific reserves represent management’s best estimate of the expected losses on our portfolio of credits for which we have not established a case reserve or an allocated non-specific reserve. These qualitative factors include existing economic and business conditions, overall credit quality trends resulting from industry, geographic, economic and political conditions, recent loss experience in particular segments of the portfolio, changes in underwriting policies and procedures and seasoning of the book of business. The macroeconomic factors that we evaluate are outside of our control and are subject to considerable variability. The company-specific factors that we evaluate also require us to make subjective judgments. In addition, a significant change in the size of our portfolio underlying the unallocated non-specific reserves, such as through the expiration of policies or the refunding or recapture of insured exposures, could require an adjustment to the default factors or our level of unallocated non-specific reserves. Our estimates of our reserves for losses and LAE for our financial guaranty segment’s other lines of business, mainly trade credit reinsurance, depend upon the receipt of accurate information on claims and loss estimates from ceding companies. In addition, a reserve is included for losses and IBNR, on trade credit reinsurance. As the business is now in run-off, the receipt of information from ceding companies is likely to be more sporadic and the setting of reserves will be more reliant on management estimates. We use historical loss information and make inquiries to the cedants of known events as a means of validating our loss assumptions.

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

On April 18, 2007, the Financial Accounting Standards Board (“FASB”) issued an exposure draft, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60” (“Exposure Draft”). The Exposure Draft clarifies how SFAS No. 60 applies to financial guaranty insurance contracts and provides guidance with respect to the timing of claim liability recognition, premium recognition and the related amortization of deferred policy acquisition costs, specifically for financial guaranty contracts issued by insurance companies that are not accounted for as derivative contracts under SFAS No. 133. The goal of the proposed statement is to reduce diversity in accounting by financial guaranty insurers, thereby enabling users to better understand and more readily compare insurers’ financial statements. Final guidance from the FASB regarding accounting for financial guaranty insurance is expected to be issued in 2008. If the Exposure Draft is issued as proposed, the effect on the consolidated financial statements, particularly with respect to revenue recognition and claims liability, could be material.

Derivative Instruments and Hedging Activity

We account for derivatives under SFAS No. 133, as amended and interpreted. In general, SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their respective fair values and changes in fair value recorded in net income unless the derivatives qualify as hedges. If the derivatives qualify as hedges, depending on the nature of the hedge, changes in the fair value of the derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings, or are recognized in accumulated other comprehensive income (loss) until the hedged item is recognized in earnings.

All our derivative instruments are recognized in our consolidated balance sheets as either assets or derivative liabilities, depending on the rights or obligations under the contracts. The interest-rate swaps that we have entered into qualify as hedges and are accounted for as fair value hedges. Our forward foreign currency contracts, credit protection in the form of credit default swaps and certain financial guaranty contracts within both our mortgage insurance and financial guaranty segments and NIMS do not qualify as hedges under SFAS No. 133, so changes in their fair value are included in current earnings in our consolidated statements of income. Net unrealized gains and losses on credit default swaps and certain other derivative contracts are included in either other assets or derivative liabilities on our consolidated balance sheets. See Note 16 for further discussion of our derivative instruments.

We account for NIMS as derivatives under SFAS No. 133. As a result of the severe disruption in the subprime mortgage market, we refined our methodology for valuing NIMS in the third quarter of 2007 consistent with our increased loss expectations for this product. Prior to the third quarter, we valued our NIMS bonds by evaluating recent premium levels and the present value of future estimated cash flows. When we determined that a NIMS bond was not performing in accordance with our expectations, we estimated a claim amount that we would be required to pay on each bond. Refinement to our model addresses the potential vulnerability of all NIMS bonds under current market conditions, including those performing within our expectations. Our refined methodology uses market-based roll rates and internally developed loss assumptions and, we estimate losses in each securitization underlying a NIMS bond. We then project prepayment fees on the underlying collateral in each securitization, incorporating actual and historical prepayment experience. The estimated loss and prepayment speeds are used to estimate the cash flows for each underlying securitization and NIMS bond, and ultimately, to produce the projected credit losses for each NIMS bond at legal maturity. In addition to expected credit losses, the fair value for each NIMS bond is approximated by incorporating further loss stresses, future expected premiums from the NIMS bond, and an estimated rate of return that a counterparty would require in assuming the exposure from us. This required rate of return is evaluated based on market rates of return implied by available market indices on mortgage-backed securities of similar underlying credit risk. Changes in our estimated fair value marks are recorded as a gain/loss on derivatives and paid losses are recorded as a realized loss. Because NIMS guarantees are not market traded instruments, considerable judgment is required in estimating fair value. The use of different assumptions and/or methodologies could have a significant effect on estimated fair values.

The gains and losses on direct derivative financial guaranty contracts are derived from internally generated models. Estimated fair value amounts are determined by using market information to the extent available, and in most cases, observable market information must be combined with unobservable market inputs in order to estimate fair value. These unobservable market inputs are required to consider differences that exist in the collateral underlying our contracts and the collateral underlying market indices as well as the structural features of our contracts. For corporate pool CDOs, credit spreads on individual names in our collateral pool are used to derive an equivalent risk tranche on an industry standard credit default swap index. When credit spreads on individual names are not available, the average credit spread of similar companies is used. For certain of our non-corporate CDOs, dealer quotes on similar structured transactions are used. In determining our December 31, 2007 valuations, generally market indices are used to estimate fair value on these deals. In determining gains and losses on RMBS and CMBS CDOs, we utilize a generic spread from ABX and CMBX. The generic spread utilized is based on the nature of the underlying collateral in each deal. The gains and losses on Trust Preferred securities deals are derived from internally generated models utilizing observable CDS spreads of a group of investment grade and high-yield financial institutions. Because our collateral does not directly track market indices that are available, adjustments to account for differences in term, credit quality, and diversification of underlying collateral are made in our internal models. In addition, our internal models are adjusted to account for differences between our financial guaranty contracts and similar derivative contracts executed by other primary market participants, the primary difference being the lack of a requirement to post collateral with our counterparties when our contracts are in a liability position. In instances where dealer quotes are not available and market indices are not appropriate, we consider the reinsurance market to be the principal market for purposes of determining fair value, therefore, we utilize an internal model, similar to those used by reinsurers, to estimate fair value. Prior to 2007, many of our non-corporate CDOs were valued using this methodology as the reinsurance market for these products was much more robust than the current environment. Significant differences may exist with respect to the available market information and assumptions used to determine gains and losses on derivative financial guaranty contracts. Considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates are not necessarily indicative of amounts we could realize in a current market exchange due to the lack of a liquid market. The use of different market assumptions and/or estimation methodologies may have a significant effect on the estimated fair value amounts.

In February 2006, the FASB issued SFAS No. 155, an amendment of SFAS Nos. 133 and 140. As discussed above in “Investments” we adopted SFAS No. 155 on January 1, 2007. Accordingly, securities that were previously classified as available for sale and trading securities on our consolidated balance sheets were reclassified to hybrid securities on our consolidated balance sheets on the date of adoption and as provided by SFAS No. 155, we elected to record convertible securities at fair value and changes in the fair value are recorded as net gains or losses on securities.

A summary of our derivative information and its components as of the periods indicated is as follows:

	December 31
	2007	2006
	(In millions)
Balance Sheets
Derivative financial guaranty contracts	$(777.6)	$94.4
NIMS	(433.9)	(7.0)
Put options on CPS(1)	35.2	—
Credit default swaps	(86.2)	0.2

Balance at end of period	$(1,262.5)	$87.6

Derivative Contracts
Notional value	$57,707.0	$52,563.0

Gross unrealized gains	$43.2	$119.3
Gross unrealized losses	1,305.7	31.7

Net unrealized (losses) gains	$(1,262.5)	$87.6

The components of the change in fair value of derivative instruments are as follows:

	Year Ended December 31
	2007	2006	2005
	(In millions)
Statements of Income
Derivative financial guaranty contracts	(840.8)	7.4	5.7
NIMS	(427.0)	(7.0)	—
Credit default swaps	(86.2)	(2.7)	2.7
Put options on CPS(1)	32.2	—	—
Other	(18.9)	18.4	0.7

Net (losses) gains	$(1,340.7)	$16.1	$9.1

(1)	The fair value of the put options on CPS. Prior to 2007, this amount was immaterial to our consolidated financial statements.

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

In accordance with our risk management policies, we may enter into derivatives to hedge the interest rate risk related to our long-term debt. As of December 31, 2007, we were a party to two interest rate swap contracts relating to our 5.625% unsecured senior notes due 2013. These interest rate swaps are designed as fair value hedges that hedge the change in fair value of our long-term debt arising from interest rate increases. During 2007 and 2006, the fair value hedges were 100% effective. Therefore, the change in the fair value of the derivative instruments in our consolidated statements of income was offset by the change in the fair value of the hedged debt. These interest-rate swap contracts were terminated in January 2008.

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

Reserve for Second-Lien Premium Deficiency

In the third quarter of 2007, we initially established a $155 million reserve for premium deficiency on our second-lien business. In accordance with SFAS No. 60, our second-lien business is considered to be a separate product due to the fact that the business is managed separately, priced differently from our traditional products and the customer base is different from that of our traditional products. SFAS No. 60 requires a premium deficiency reserve if the net present value of the expected future losses and expenses exceeds expected future premiums and existing reserves. We reassess our expectations for premiums and losses and expenses for our second-lien business each quarter and update our premium deficiency accordingly. In the fourth quarter of 2007, the second-lien deficiency increased by approximately $41 million as a result of further deterioration in the performance of our second-lien portfolio.

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

In June 2006, the FASB issued FIN No. 48. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Recent Accounting Pronouncements

In April 2006, the FASB issued FASB Staff Position (“FSP”) FIN No. 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)” (“FSP FIN No. 46(R)-6”), which addresses how a reporting enterprise should determine the variability to be considered in applying FASB Interpretation No. 46(R) (“FIN No. 46R”). The variability that is considered in applying FIN No. 46R affects the determination of (i) whether the entity is a variable interest entity, (ii) which interests are variable interests in the entity and (iii) which party, if any, is the primary beneficiary of the variable interest entity. That variability will affect any calculation of expected losses and expected residual returns, if such a calculation is necessary. FSP FIN No. 46(R)-6 became effective July 1, 2006. The adoption of this FSP has not had a material impact on our consolidated financial statements. We continue to monitor our variable interest entities for possible consolidation.

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). SFAS No. 158 requires us to recognize the funded status of a benefit plan—measured as the difference between plan assets at fair value (with limited exceptions) and the benefit obligation—in our consolidated balance sheets. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation. SFAS No. 158 also requires us to recognize as a component of accumulated other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. Amounts recognized in accumulated other comprehensive income, including the gains or losses, prior service costs or credits, and the transition asset or obligation remaining, are adjusted as they are subsequently recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of those statements. In addition, SFAS No. 158 requires us to measure defined benefit plan assets and obligations as of the date of our fiscal year-end statement of financial position (with limited exceptions), and to disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. Employers with publicly traded equity securities are required to initially recognize the funded status of a defined benefit postretirement plan, provide the required disclosures and to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position. We adopted this statement effective December 31, 2006. The implementation of SFAS No. 158 did not have a material impact on our Consolidated Financial Statements. See Note 12 of Notes to Consolidated Financial Statements.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 (i) defines fair value, (ii) establishes a framework for measuring fair value in GAAP and (iii) expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for all financial statements issued for fiscal years beginning after November 15, 2007. We adopted SFAS No. 157 effective January 1, 2008 and are currently evaluating the impact of adoption, which could be material, on our consolidated financial statements. In accordance with SFAS No. 157, we will be required to incorporate into the fair value of our derivative instruments an adjustment that reflects the credit quality of Radian Group Inc. When valuing debt and derivative liabilities, a widening of the obligor’s credit spread results in a reduction of the fair value of the liabilities. Radian’s credit spread has widened substantially since the beginning of 2007. Between January 1, 2007 and February 29, 2008, Radian’s 5-year credit default swap spreads increased by 998 basis points, from 37 basis points to 1,035 basis points. In accordance with FSP SFAS No. 157-2 “Effective Date of FASB Statement No. 157,” we have elected to defer the effective date of SFAS No. 157 for nonfinancial assets and liabilities until January 1, 2009.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure financial instruments and certain other items at fair value. Items eligible for fair value measurement option established by this statement are (i) recognized financial assets and financial liabilities (with some exceptions), (ii) firm commitments that would otherwise not be recognized at inception and that involve only financial instruments, (iii) nonfinancial insurance contracts and warranties that the insurer can settle by paying a third party to provide those goods or services, and (iv) host financial instruments resulting from separation of an embedded nonfinancial derivative instrument from a nonfinancial hybrid instrument. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We adopted SFAS No. 159 effective January 1, 2008 and are currently evaluating the impact of the adoption of SFAS No. 159.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin (“ARB”) No. 51” (“SFAS No. 160”). The objective of SFAS No. 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in consolidated financial statements by establishing accounting and reporting standards. These standards require: (i) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; (ii) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; (iv) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value and (v) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Management currently is considering the impact of the adoption of SFAS No. 160.

In April 2007, the FASB issued FASB Staff Position (“FSP”) FIN No. 39-1, an amendment of FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts” (“FSP FIN No. 39-1”). FSP FIN No. 39-1 replaces the terms “conditional contracts” and “exchange contracts” with the term “derivative instruments” and permits a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in the statement of financial position. FSP FIN No. 39-1 is effective for fiscal years beginning after

November 15, 2007, with early adoption permitted. Management currently is considering the impact, if any, that may result from the adoption of FSP FIN No. 39-1. We will adopt FSP FIN No. 39-1 in the first quarter of 2008.

In September 2005, Statement of Position (“SOP”) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts” (“SOP 05-1”), was issued. This SOP provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The adoption of SOP 05-1 on January 1, 2007, did not have a material impact on our Consolidated Financial Statements.

The Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-4, “The Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF No. 06-4”). EITF No. 06-4 addresses whether the postretirement benefit associated with an endorsement split-dollar life insurance arrangement is effectively settled in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” and APB Opinion No. 12, “Omnibus Opinion—1967”, upon entering into such an arrangement. EITF No. 06-4 is effective for fiscal years beginning after December 15, 2007. We will adopt EITF No. 06-4 in the first quarter of 2008.

The EITF reached a consensus on EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance—Determining the Amount that Could be Realized in Accordance with FASB Technical Bulletin No. 85-4” (“EITF No. 06-5”). EITF No. 06-5 addresses (i) whether a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract in accordance with Technical Bulletin No. 85-4, (ii) whether a policyholder should consider the contractual ability to surrender all of the individual-life policies (or certificates in a group policy) at the same time in determining the amount that could be realized under the insurance contract in accordance with Technical Bulletin No. 85-4, “Accounting for Purchases of Life Insurance” and (iii) whether the cash surrender value component of the amount that could be realized under the insurance contract in accordance with Technical Bulletin No. 85-4 should be discounted in accordance with APB Opinion No. 21, “Interest on Receivables and Payables”, when contractual limitations on the ability to surrender a policy exist. EITF No. 06-5 is effective for fiscal years beginning after December 15, 2006. The impact as a result of our adopting EITF No. 06-5 effective January 1, 2007, was not material to our consolidated financial statements.

In May 2007, the FASB issued FSP FIN No. 48-1, “Definition of Settlement in FASB Interpretation No. 48” (“FSP FIN No. 48-1”) which clarifies when a tax position is considered settled under FIN No. 48. FSP FIN No. 48-1 is applicable at the adoption of FIN No. 48, which was January 1, 2007 for us and did not have a material impact on our tax position at December 31, 2007.

The EITF reached a consensus on EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF No. 06-11”). EITF No. 06-11 addresses how an entity should recognize the income tax benefit received on dividends that are (a) paid to employees holding equity-classified nonvested shares, equity-classified nonvested share units, or equity-classified outstanding share options and (b) charged to retained earnings under SFAS No 123R. EITF No. 06-11 is effective for fiscal years beginning after December 15, 2007. Management is considering the impact that may result from the adoption of EITF No. 06-11.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk represents the potential for loss due to adverse changes in the value of financial instruments as a result of changes in market conditions. Examples of market risk include changes in interest rates, foreign currency exchange rates, credit spreads and equity prices. We perform, on an annual basis, a sensitivity analysis to determine the effects of market risk exposures on our investment securities and certain financial guaranty contracts. This analysis is performed by expressing the potential loss in future earnings, fair values or cash flows of market risk sensitive instruments resulting from one or more selected hypothetical changes in interest rates, foreign currency exchange rates, credit spreads and equity prices.

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

The results of our sensitivity analysis at December 31, 2007 are as follows:

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

We estimate the interest-rate risk associated with our fixed-income securities by modeling an instantaneous increase and decrease in interest rates. As of December 31, 2007, hypothetical increases in interest rates of 100 and 150 basis points would cause decreases in the market value of our fixed-income portfolio (excluding short-term investments) of approximately 5.5% (from $5.4 billion to $5.1 billion) and 8.5% (from $5.4 billion to $4.9 billion), respectively. Similarly, hypothetical decreases in interest rates of 100 and 150 basis points would cause increases in the market value of our fixed-income portfolio (excluding short-term investments) of approximately 4.5% (from $5.4 billion to $5.7 billion) and 6.7% (from $5.4 billion to $5.8 billion), respectively.

In April 2004, we entered into interest-rate swaps that, in effect, converted a portion of our fixed-rate long-term debt to a variable rate based on a spread over the six-month LIBOR for the remaining term of the debt. These swaps were terminated in January 2008. See Note 16 of Notes to Consolidated Financial Statements.

The market value and cost of our long-term debt at December 31, 2007 was $607.0 million and $748.1 million, respectively.

Credit Spread Risk

We provide credit protection in the form of credit default swaps and other financial guaranty contracts that are marked to market through earnings under the requirements of SFAS No. 133. With the exception of NIMS, these financial guaranty derivative contracts generally insure obligations with considerable subordination beneath our exposure at the time of issuance. The underlying asset classes of these obligations include corporate, asset-backed, residential mortgage-backed, and commercial mortgage-backed securities. During 2007, with the exception of NIMS (for which deterioration in value is primarily attributed to credit losses), the value of our financial guaranty derivative contracts were affected predominantly by changes in credit spreads of the underlying obligations’ collateral, in some cases compounded by ratings downgrades of insured obligations. As credit spreads and ratings change, the values of these financial guaranty derivative contracts will change and the resulting gains and losses will be recorded in our net income.

Sensitivity to changes in credit spreads can be estimated by projecting a hypothetical instantaneous shift in credit spread curves. The following table presents the pre-tax change in fair value of our financial guaranty derivatives portfolio as a result of instantaneous shifts in credit spreads as of December 31, 2007. These changes were calculated using the valuation methods described in “Critical Accounting Policies” included herein. Contracts for which the fair value is calculated using specific dealer quotes or actual transaction prices are excluded from the following table as we are unable to obtain data necessary to model hypothetical changes in these contracts.

	Change in Credit Spreads (In thousands)
	10% Spread Widening	10% Spread Tightening
Estimated pre-tax gain (loss)	$(109,776.2)	$110,305.0

Foreign Exchange Rate Risk

One means of assessing exposure to changes in foreign currency exchange rates on market sensitive instruments is to model effects on reported earnings using a sensitivity analysis. We analyzed our currency exposure as of December 31, 2007 by identifying our investment portfolio that is denominated in currencies other than the U.S. dollar. As part of our analysis, our investment portfolio foreign currency exposures were remeasured, generally assuming a 10% decrease in currency exchange rates compared to the U.S. dollar. With all other factors remaining constant, we estimated that such a decrease would reduce our investment portfolio held in foreign currencies by $14.8 million as of December 31, 2007.

At December 31, 2007, we held approximately $58.2 million of investments denominated in Euros. The value of the Euro against the U.S. dollar strengthened from 1.32 at December 31, 2006 to 1.46 at December 31, 2007. At December 31, 2007, we held approximately $47.1 million of investments denominated in Japanese Yen. The value of the Yen against the U.S. dollar was 0.0084 at December 31, 2006 compared to 0.0090 at December 31, 2007.

Equity Market Price

At December 31, 2007, the market value and cost of our equity securities were $294.3 million and $240.5 million, respectively. Included in the market value and cost of our equity securities is $39.4 million and $44.4 million, respectively, related to trading securities. Exposure to changes in equity market prices can be estimated by assessing potential changes in market values on our equity investments resulting from a hypothetical broad-based decline in equity market prices of 10%. With all other factors remaining constant, we estimated that such a decrease would reduce our investment portfolio held in equity investments by $29.4 million as of December 31, 2007. There have been no material changes in our equity market price risk during the year ended December 31, 2007.

Item 8.	Financial Statements and Supplementary Data.

REPORT ON MANAGEMENT’S RESPONSIBILITY

Management is responsible for the preparation, integrity and objectivity of the Consolidated Financial Statements and other financial information presented in this annual report. The accompanying Consolidated Financial Statements were prepared in accordance with accounting principles generally accepted in the U.S. of America, applying certain estimations and judgments as required.

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

PricewaterhouseCoopers LLP, an independent registered public accounting firm, was retained to audit Radian Group Inc.’s (“Radian’s”) Consolidated Financial Statements. The accompanying report of PricewaterhouseCoopers LLP is based on its audit, which it is required to conduct in accordance with the standards of the Public Company Accounting Oversight Board (U.S.), and which includes the consideration of Radian’s internal control over financial reporting to establish a basis for reliance thereon in determining the nature, timing and extent of audit tests to be applied.

Sanford A. Ibrahim

Chief Executive Officer

C. Robert Quint

Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Radian Group Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of changes in common stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Radian Group Inc. and its subsidiaries (the “Company”) at December 31, 2007, and the results of their operations and their cash flows for the year ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the Index appearing under Item 15 as of and for the year ended December 31, 2007 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to management not maintaining a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with the Company’s financial reporting requirements as of December 31, 2007. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Report on Internal Control over Financial Reporting included in Item 9a. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 consolidated financial statements and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

As discussed in Note 2 and 9 and to the consolidated financial statements, as of January 1, 2007, the Company changed its method of accounting for certain investments and income taxes, respectively.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

March 14, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Radian Group Inc.

Philadelphia, Pennsylvania

We have audited the accompanying consolidated balance sheet of Radian Group Inc. and subsidiaries (the “Company”) as of December 31, 2006, and the related consolidated statements of income, changes in common stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2006. Our audits also included the financial statement schedules as of December 31, 2006 and for each of the two years in the period ended December 31, 2006 listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits. We did not audit the financial statements of Sherman Financial Group LLC (an equity method investee) as of December 31, 2006, which statements reflect earnings constituting 15% of consolidated pretax income for the year ended December 31, 2006. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Sherman Financial Group LLC, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and (as to the amounts included for Sherman Financial Group LLC for the year ended December 31, 2006) the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Radian Group Inc. and subsidiaries at December 31, 2006, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, based on our audits and (as to the amounts included for Sherman Financial Group LLC for the year ended December 31, 2006) the report of the other auditors, such financial statement schedules as of December 31, 2006 and for each of the two years in the period ended December 31, 2006 , when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment, on January 1, 2006.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania

March 1, 2007 (March 14, 2008, as to the last paragraph of Note 2 and Note 17, and Note A of Schedule II of Item 15)

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

/s/    GRANT THORNTON LLP

Raleigh, North Carolina

February 15, 2007

CONSOLIDATED BALANCE SHEETS

	December 31
	2007	2006
	(In thousands, except share amounts)
ASSETS
Investments
Fixed maturities held to maturity—at amortized cost (fair value $55,021 and $86,817)	$53,310	$84,314
Fixed maturities available for sale—at fair value (amortized cost $4,571,998 and $4,818,050)	4,644,724	4,975,773
Trading securities—at fair value (amortized cost $158,087 and $87,009)	153,634	128,202
Equity securities available for sale—at fair value (cost $196,068 and $222,444)	254,869	298,235
Hybrid securities—at fair value (amortized cost $525,607)	584,373	—
Short-term investments	697,271	238,677
Other invested assets (cost $21,087 and $15,727)	22,868	20,126

Total investments	6,411,049	5,745,327
Cash	200,787	57,901
Investment in affiliates	104,354	618,841
Deferred policy acquisition costs	234,955	221,769
Prepaid federal income taxes	793,486	808,740
Provisional losses recoverable	—	12,479
Accrued investment income	65,362	62,823
Accounts and notes receivable (less allowance of $50,391 and $1,179)	130,773	55,672
Property and equipment, at cost (less accumulated depreciation of $81,930 and $69,314)	24,567	33,937
Other assets	244,856	342,921

Total assets	$8,210,189	$7,960,410

LIABILITIES AND STOCKHOLDERS’ EQUITY
Unearned premiums	$1,094,710	$943,687
Reserve for losses and loss adjustment expenses	1,598,756	842,283
Reserve for second-lien premium deficiency	195,646	—
Long-term debt and other borrowings	948,093	747,770
Deferred income taxes payable	26,705	1,129,740
Derivative liabilities	1,305,665	31,739
Accounts payable and accrued expenses	319,878	197,634

Total liabilities	5,489,453	3,892,853

Commitments and Contingencies (Note 13)
Stockholders’ equity
Common stock: par value $.001 per share; 200,000,000 shares authorized; 97,631,763 and 97,625,407 shares issued at December 31, 2007 and 2006, respectively; 80,412,974 and 79,401,691 shares outstanding at December 31, 2007 and 2006, respectively	98	97
Treasury stock, at cost: 17,218,789 and 18,223,716 shares in 2007 and 2006, respectively	(889,478)	(931,012)
Additional paid-in capital	1,331,790	1,347,205
Retained earnings	2,181,191	3,489,290
Accumulated other comprehensive income	97,135	161,977

Total stockholders’ equity	2,720,736	4,067,557

Total liabilities and stockholders’ equity	$8,210,189	$7,960,410

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31
	2007	2006	2005
	(In thousands, except share per-share amounts)
Revenues:
Premiums written:
Direct	$1,208,949	$1,127,758	$1,117,370
Assumed	126,109	112,615	80,227
Ceded	(150,173)	(128,388)	(96,910)

Net premiums written	1,184,885	1,111,985	1,100,687
Increase in unearned premiums	(146,275)	(96,139)	(82,017)

Net premiums earned	1,038,610	1,015,846	1,018,670
Net investment income	256,098	234,345	208,422
Net gains on securities	53,606	40,842	36,638
Change in fair value of derivative instruments	(1,340,708)	16,066	9,170
Gain on sale of affiliate	181,734	—	—
Other income	11,711	20,847	25,251

Total revenues	201,051	1,327,946	1,298,151

Expenses:
Provision for losses	1,299,363	369,278	390,633
Provision for second-lien premium deficiency	195,646	—	—
Policy acquisition costs	113,176	111,609	115,851
Other operating expenses	192,172	242,634	225,977
Interest expense	53,068	48,149	43,043

Total expenses	1,853,425	771,670	775,504

Equity in net (loss) income of affiliates	(416,541)	256,993	217,692

Pretax (loss) income	(2,068,915)	813,269	740,339
Income tax (benefit) provision	(778,616)	231,097	217,485

Net (loss) income	$(1,290,299)	$582,172	$522,854

Basic net (loss) income per share	$(16.22)	$7.16	$6.10

Diluted net (loss) income per share	$(16.22)	$7.08	$5.91

Average number of common shares outstanding—basic	79,556	81,338	85,637

Average number of common and common equivalent shares outstanding—diluted	79,556	82,261	88,746

Dividends per share	$.08	$.08	$.08

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY

						Accumulated Other Comprehensive Income (Loss)
	Common Stock	Treasury Stock	Additional Paid-in Capital	Deferred Compen- sation	Retained Earnings	Foreign Currency Translation Adjustment	Unrealized Holding Gains/ Losses	Other	Total
	(In thousands)
BALANCE, JANUARY 1, 2005	$97	$(176,242)	$1,282,433	$—	$2,397,626	$14,397	$170,744	$—	$3,689,055
Comprehensive income:
Net income	—	—	—	—	522,854	—	—	—	522,854
Unrealized foreign currency translation adjustment, net of tax of $4,949	—	—	—	—	—	(12,262)	—	—	(12,262)
Unrealized holding losses arising during period, net of tax benefit of $24,816	—	—	—	—	—	—	(46,087)	—
Less: Reclassification adjustment for net gains included in net income, net of tax of $3,595	—	—	—	—	—	—	(6,677)	—

Net unrealized loss on investments net of tax benefit of $28,411	—	—	—	—	—	—	(52,764)	—	(52,764)

Total comprehensive income									457,828
Issuance of common stock under incentive plans		22,083	38,552	—	—	—	—	—	60,635
Issuance of restricted stock	—	—	—	(2,324)	—	—	—	—	(2,324)
Amortization of restricted stock	—	—	—	481	—	—	—	—	481
Treasury stock purchased	—	(533,889)	—	—					(533,889)
Dividends declared	—	—	—	—	(6,831)	—	—	—	(6,831)
Warrants repurchased by affiliate	—	—	(2,075)	—	—	—	—	—	(2,075)

BALANCE, DECEMBER 31, 2005	$97	$(688,048)	$1,318,910	$(1,843)	$2,913,649	$2,135	$117,980	$—	$3,662,880
Comprehensive income:
Net income	—	—	—	—	582,172	—	—	—	582,172
Unrealized foreign currency translation adjustment, net of tax benefit of $4,125	—	—	—	—	—	7,661	—	—	7,661
Unrealized holding gains arising during period, net of tax of $30,342	—	—	—	—	—	—	56,349	—
Less: Reclassification adjustment for net gains included in net income, net of tax, of $12,059	—	—	—	—	—	—	(22,395)	—

Net unrealized gains on investments net of tax benefit of $18,283	—	—	—	—	—	—	33,954	—	33,954

Total comprehensive income									623,787
Issuance of common stock under incentive plans	—	20,636	15,859	—	—	—	—	—	36,495
Issuance of restricted stock	—	—	(2,354)	—	—	—	—		(2,354)
Amortization of restricted stock	—	—	1,417	—	—	—	—	—	1,417
Reclassification of deferred compensation	—	—	(1,843)	1,843	—	—	—	—	—
Stock-based compensation expense	—	—	15,216	—	—	—	—	—	15,216
Adjustment to initially apply FASB Statement No. 158, net of tax	—	—	—	—	—	—	—	247	247
Treasury stock purchased	—	(263,600)	—	—	—	—	—	—	(263,600)
Dividends declared	—	—	—	—	(6,531)	—	—	—	(6,531)

BALANCE, DECEMBER 31, 2006	$97	$(931,012)	$1,347,205	$—	$3,489,290	$9,796	$151,934	$247	$4,067,557

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY—(Continued)

						Accumulated Other Comprehensive Income (Loss)
	Common Stock	Treasury Stock	Additional Paid-in Capital	Deferred Compen- sation	Retained Earnings	Foreign Currency Translation Adjustment	Unrealized Holding Gains/ Losses	Other	Total
	(In thousands)
BALANCE prior to implementation effects JANUARY 1, 2007	$97	$(931,012)	$1,347,205	$—	$3,489,290	$9,796	$151,934	$247	$4,067,557
Cumulative effect of adoption of FIN No. 48 (See Note 9)	—	—	—	—	(21,214)	—	—	—	(21,214)
Cumulative effect of adoption of SFAS No. 155 (See Note 2)	—	—	—	—	9,844	—	(9,844)	—	—

BALANCE, JANUARY 1, 2007, as adjusted	97	(931,012)	1,347,205	—	3,477,920	9,796	142,090	247	4,046,343
Comprehensive (loss) income:
Net loss	—	—	—	—	(1,290,299)	—	—	—	(1,290,299)
Unrealized foreign currency translation adjustment, net of tax of $1,263	—	—	—	—	—	2,346	—	—	2,346
Unrealized holding losses arising during period, net of tax benefit of $26,269	—	—	—	—	—	—	(48,785)	—	—
Less: Reclassification adjustment for net losses included in net income, net of tax, benefit of $3,600	—	—	—	—	—	—	(6,686)	—	—

Net unrealized losses on investments net of tax benefit of $29,869	—	—	—	—	—	—	(55,471)	—	(55,471)

Total comprehensive loss									(1,343,424)
Issuance of common stock under incentive plans	1	64,356	2,894	—	—	—	—	—	67,251
Issuance of restricted stock	—	—	(31,836)	—	—	—	—		(31,836)
Amortization of restricted stock	—	—	10,647	—	—	—	—	—	10,647
Net actuarial loss	—	—	—	—	—	—	—	(1,873)	(1,873)
Stock-based compensation expense	—	—	2,880	—	—	—	—	—	2,880
Treasury stock purchased	—	(22,822)	—	—	—	—	—	—	(22,822)
Dividends declared	—	—	—	—	(6,430)	—	—	—	(6,430)

BALANCE, DECEMBER 31, 2007	$98	$(889,478)	$1,331,790	$—	$2,181,191	$12,142	$86,619	$(1,626)	$2,720,736

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2007	2006	2005
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(1,290,299)	$582,172	$522,854
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net losses (gains) on securities and change in fair value of derivative instruments	1,287,103	(56,908)	(45,808)
Net receipts (payments) related to derivative contracts	19,671	(63,548)	7,594
Equity in net loss (income) of affiliates	416,541	(256,992)	(217,692)
Distributions from affiliates	51,512	150,609	144,161
Gain on sale of affiliate	(181,734)	—	—
Proceeds from sales of trading securities	17,408	42,060	49,944
Purchases of trading securities	(157,738)	(59,289)	(31,033)
Deferred income tax (benefit) provision	(879,835)	145,297	147,156
Depreciation and other amortization, net	19,334	36,996	39,587
Change in:
Unearned premiums	151,023	95,462	131,635
Deferred policy acquisition costs	(13,180)	(13,241)	(14,344)
Reserve for losses and loss adjustment expenses	757,368	39,248	2,948
Reserve for second-lien premium deficiency reserve	195,646	—	—
Prepaid federal income taxes	15,254	(223,226)	(125,365)
Other assets	(58,396)	(6,973)	51,898
Accounts payable and accrued expenses	(47,883)	70,815	(18,297)
Other	—	6,009	(37,645)

Net cash provided by operating activities	301,795	488,491	607,593

Cash flows from investing activities:
Proceeds from sales of fixed-maturity investments available for sale	192,720	812,617	634,946
Proceeds from sales of equity securities available for sale	61,032	92,805	72,256
Proceeds from sales of hybrid securities	381,385	—	—
Proceeds from redemptions of hybrid securities	86,999	—	—
Proceeds from redemptions of fixed-maturity investments available for sale	205,302	181,401	218,189
Proceeds from redemptions of fixed-maturity investments held to maturity	33,327	44,514	55,999
Purchases of fixed-maturity investments available for sale	(611,712)	(1,349,309)	(1,150,763)
Purchases of equity securities available for sale	(26,548)	(35,469)	(77,078)
Purchases of hybrid securities	(435,953)	—	—
(Purchases) sales of short-term investments	(452,508)	144,043	98,165
(Purchases) sales of other invested assets	(6,408)	(3,768)	1,438
Purchases of property and equipment, net	(3,764)	(15,407)	(8,425)
Proceeds from sales (purchases) of investments in affiliates	277,601	(66,307)	15,652
Issuance of demand note receivable from affiliate	(50,000)	—	—

Net cash used in investing activities	(348,527)	(194,880)	(139,621)

Cash flows from financing activities:
Dividends paid	(6,430)	(6,531)	(6,831)
Proceeds from issuance of common stock under incentive plans	25,280	26,905	23,009
Purchase of treasury stock	(22,822)	(263,600)	(533,889)
Redemption of long-term debt	—	—	(220,000)
Issuance of long-term debt and other borrowings	200,000	—	247,387
Excess tax benefits from stock-based awards	5,517	4,777	—

Net cash provided by (used in) financing activities	201,545	(238,449)	(490,324)

Effect of exchange rate changes on cash	(11,927)	(5,108)	(481)
Increase (decrease) in cash	142,886	50,054	(22,833)

Cash, beginning of year	57,901	7,847	30,680

Cash, end of year	$200,787	$57,901	$7,847

Supplemental disclosures of cash flow information:
Income taxes paid	$150,685	$245,628	228,488

Interest paid	$53,150	$48,505	$42,948

Supplemental disclosures of non-cash items:
Stock-based compensation, net of tax	$8,793	$10,812	$3,094

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Radian Group Inc. (‘Radian”) provides, through its subsidiaries and affiliates, credit-related insurance coverage and financial services to mortgage lenders and other financial institutions. Our principal business segments are mortgage insurance, financial guaranty and financial services.

Mortgage Insurance

Private mortgage insurance and risk management services are provided to mortgage lending institutions located throughout the U.S. and select countries outside the U.S. through our principal mortgage guaranty subsidiaries, Radian Guaranty Inc. (“Radian Guaranty”), Amerin Guaranty Corporation (“Amerin Guaranty”) and Radian Insurance Inc. (“Radian Insurance”). Private mortgage insurance generally protects lenders from all or a portion of default-related losses on residential mortgage loans made to home buyers who make down payments of less than 20% of the home’s purchase price. Private mortgage insurance also facilitates the sale of these mortgages in the secondary market, most of which are sold to Freddie Mac and Federal National Mortgage Association (“Fannie Mae”), collectively referred to as Government Sponsored Enterprises (“GSEs”). Radian Guaranty currently offers two principal types of private mortgage insurance coverage: primary and pool. At December 31, 2007, primary insurance on domestic first-lien mortgages comprised approximately 91% of domestic first-lien mortgage insurance risk in force and pool insurance comprised approximately 9% of domestic first-lien mortgage insurance risk in force. Amerin Guaranty offers mortgage insurance on second-lien mortgages, and Radian Insurance provides credit enhancement on mortgage-related assets that our monoline mortgage insurer Radian Guaranty, is not permitted to insure such as second-lien mortgages, home equity loans, net interest margin securities (“NIMS”), international insurance and reinsurance transactions and credit default swaps (collectively, we refer to the risk associated with these transactions as “other risk”).

In 2007, we cancelled the authorization of Radian Europe Limited (“Radian Europe”) to engage in the business of insurance in the United Kingdom and other European Union member states. No business was written by Radian Europe. The $62 million in capital held by Radian Europe, net of expenses related to the closure, was distributed back to Radian Guaranty in the fourth quarter of 2007.

We have written our existing international mortgage insurance business through Radian Insurance. On February 26, 2008, S&P downgraded Radian Insurance from AA- to A-. Radian Insurance had eight active international transactions at the time of the S&P downgrade. Of these transactions, five have early termination clauses that were triggered as a result of the downgrade which allow our counterparties to terminate these transactions. On March 4, 2008, Standard Chartered Bank in Hong Kong informed us that they wished to terminate their contract with Radian Insurance, effective immediately. While we still are in the process of assessing the validity of the notice and the potential impact of termination, there is a possibility that Radian Insurance could be required to return to Standard Chartered Bank, or to transfer to another insurer, unearned premium related to this transaction. Unless extended, this transaction was expected to expire at the end of 2009. If the remaining four transactions also are terminated, we could be required to return, or transfer to another insurer, additional unearned premiums.

Financial Guaranty

On February 28, 2001, we acquired the financial guaranty insurance and other businesses of Enhance Financial Services Group Inc. (“EFSG”), a New York-based insurance holding company that mainly insures and reinsures credit-based risks. We acquired an ownership interest in two credit-based asset businesses (see Note 4) as part of the acquisition of EFSG. The excess of purchase price over fair value of net assets acquired of $56.7 million represents the future value of insurance profits, which is being amortized over a period that approximates the future life of the insurance book of business. At December 31, 2007, $26.5 million of this amount remained on our consolidated balance sheets. During both 2007 and 2006, we amortized $1.8 million related to this transaction.

Our financial guaranty segment provides credit-related insurance coverage through credit default swaps and certain other financial guaranty contracts to meet the needs of customers and counterparties in a wide variety of domestic and international markets on a direct and assumed basis related to public finance bonds and structured finance obligations. In 2005, we placed our trade credit reinsurance line of business into run-off.

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

Financial Services

Our financial services segment includes the credit-based businesses conducted through our affiliates, Credit-Based Asset Servicing and Securitization LLC (“C-BASS”) and Sherman Financial Group LLC (“Sherman”). We currently hold a 46% equity interest in C-BASS and a 21.8% equity interest in Sherman. See Note 4 below.

Ratings

The credit ratings of Radian Group Inc. and the insurance financial strength ratings assigned to our subsidiaries may be downgraded by one or more of S&P, Moody’s or Fitch if they believe that Radian Group Inc. or such subsidiary has experienced adverse developments in its business, financial condition or operating results. The rating agencies have indicated that they are engaged in on-going monitoring of the mortgage insurance and financial guaranty industries and the mortgage-backed securities market to assess the adequacy of, and where necessary refine, their capital models. The rating agencies could take action, including by downgrading or warning of the strong possibility of downgrade with respect to one or more companies in a specific industry, upon the conclusion of their respective reviews. Although we remain in frequent contact with the rating agencies and have prepared action plans to address any rating agency actions, we are generally not provided with much advance notice of an impending rating decision, which could come at any time.

Determinations of ratings by the rating agencies are affected by a variety of factors, including macroeconomic conditions, economic conditions affecting the mortgage insurance and financial guaranty industries, changes in regulatory conditions, competition, underwriting, risk management assessment, investment losses, earnings volatility, the perceived need for additional capital, if necessary, and the ability to raise capital and the perceived instability in the ongoing franchise value of participants in these industries.

Our ratings are critical to our ability to market our products and to maintain our competitive position and customer confidence in our products. A downgrade in these ratings, or the announcement of the potential for a downgrade or any other concern relating to the on-going financial strength of our insurance subsidiaries, could have a material adverse effect on our business, financial condition and operating results. In addition, we may be required to raise capital in the event of a downgrade or the likelihood of a downgrade, which we may not be able to do on terms acceptable to us or in an amount that would be sufficient to restore or stabilize our ratings. Additional capital could dilute our existing stockholders and reduce our per-share earnings.

Our principal operating subsidiaries had been assigned the following ratings as of the date of this report:

	MOODY’S	MOODY’S OUTLOOK	S&P	S&P OUTLOOK	FITCH (1)	FITCH OUTLOOK
Radian Guaranty	Aa3	(2)	AA-	(3)	AA-	(4)
Radian Insurance	Aa3	(2)	A-	(3)	AA-	(4)
Amerin Guaranty	Aa3	(2)	AA-	(3)	AA-	(4)
Radian Asset Assurance	Aa3	Stable	AA	Stable	A+	Evolving
Radian Asset Assurance Limited	Aa3	Stable	AA	Stable	A+	Evolving

(1)	Fitch continues to rate us and our subsidiaries despite our request to Fitch on September 5, 2007 that Fitch immediately withdraw all of its ratings for us and our subsidiaries.
(2)	Each Moody’s rating for our mortgage insurance subsidiaries is currently under review for possible downgrade.
(3)	Each S&P rating for our mortgage insurance subsidiaries is currently on CreditWatch with negative implications.
(4)	Each Fitch rating for our mortgage insurance subsidiaries is currently Ratings Watch Negative

2. Significant Accounting Policies

Basis of Presentation

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of all wholly-owned subsidiaries. Companies in which we, or one of our subsidiaries, own interests ranging from 20% to 50%, are accounted for in accordance with the equity method of accounting (see Note 4). All intercompany accounts and transactions, and intercompany profits and losses, have been eliminated.

In December 2003, the Financial Accounting Standards Board (“FASB”) revised FASB Interpretation No. 46 (“FIN No. 46R”), “Consolidation of Variable Interest Entities”, which addresses consolidation by business enterprises of variable interest entities. FIN No. 46R has not had a material impact on our Consolidated Financial Statements. We regularly monitor our variable interest entities for possible consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. While the amounts included in our consolidated financial statements include our best estimates and assumptions, actual results may vary.

Insurance Premiums-Revenue Recognition

The provisions of Statement of Financial Accounting Standards No. 60, (“SFAS No. 60”), “Accounting and Reporting by Insurance Enterprises,” specifically exclude mortgage insurance from its guidance relating to the earning of insurance premiums. Mortgage insurance premiums written on an annual and multi-year basis are initially recorded as unearned premiums and earned over the policy term, and premiums written on a monthly basis are earned over the period that coverage is provided. Annual premiums are amortized on a monthly, straight-line basis. Multi-year premiums are amortized over the terms of the contracts in relation to the anticipated claim payment pattern based on historical industry experience. Ceded premiums written are initially set up as prepaid reinsurance and are amortized in a manner consistent with how direct premiums are earned. Premiums on certain structured transactions are recognized over the period that coverage is provided.

In our financial guaranty business, insurance premiums are earned in proportion to the level of amortization of insured principal over the contract period or over the period that coverage is provided. Unearned premiums represent that portion of premiums that will be earned over the remainder of the contract period. Assumed premiums are based on information reported by ceding companies. When insured obligations are refunded or called, the remaining premiums are generally earned at that time.

Credit enhancement fees on derivative contracts are included in premiums written and are earned over the period that credit protection is provided.

Reserve for Losses and Loss Adjustment Expenses (“LAE”)

We establish reserves to provide for losses and LAE in both the mortgage insurance and financial guaranty segments. Setting loss reserves in both businesses involves significant use of estimates with regard to the likelihood, magnitude and timing of a loss. SFAS No. 60 specifically excludes mortgage guaranty insurance from its guidance relating to the reserve for losses.

In the mortgage insurance segment, reserves for losses generally are not established until we are notified that a borrower has missed two consecutive payments. LAE consists of the estimated cost of the claims administration process, including legal and other fees and expenses associated with administering the claims process. We maintain an extensive database of claim payment history and use models, based on a variety of loan characteristics, including the status of the loan as reported by its servicer, and macroeconomic factors such as regional economic conditions that involve significant variability over time, as well as more static factors such as the estimated foreclosure period in the area where the default exists, to help determine the likelihood that a default will result in a claim (referred to as the “claim rate”), the amount that we will pay if a default becomes a claim (referred to as “claim severity”) and based on these estimates, the appropriate loss reserve at any point in time.

With respect to delinquent loans that are in an early stage of delinquency, considerable judgment is exercised as to the adequacy of reserve levels. Adjustments in estimates for delinquent loans in the early stage of delinquency are more volatile in nature than for loans that are in the later stage of delinquency. As the delinquency proceeds toward foreclosure, there is more certainty around these estimates as a result of the aged status of the delinquent loan, and adjustments are made to loss reserves to reflect this updated information. If a default cures (historically, a large percentage of defaulted loans have cured before going to claim, although this rate has fallen significantly during 2007 as a result of the deteriorating housing market), the reserve for that loan is removed from the reserve for losses and LAE. This curing process causes an appearance of a reduction in reserves from prior years if the reduction in reserves from cures is greater than the additional reserves for those loans that are nearing foreclosure or have become claims. We do not specifically reserve for defaults that we believe to have occurred but that have not been reported to us on a timely basis by lending institutions or for loans that we believe have cured but that have not been reported to us on a timely basis. We believe this number would not be material. All estimates are continually reviewed and adjustments are made as they become necessary.

Our reserve model differentiates between prime and other products and takes into account the different loss development patterns and borrower behavior that is inherent in these products, whether we are in a first- or second-loss position and whether there are deductibles on the loan. We use actuarial projection methodologies to produce a range of reserves by product and a midpoint for each product based on historical factors such as ultimate claim rates and claim severity.

As mentioned above, we generally do not establish reserves for loans that are in default if we believe that we will not be liable for the payment of a claim with respect to that default. For example, for those defaults in which we are in a second-loss position, we calculate what the reserve would have been if there had been no deductible. If the existing deductible is greater than the reserve amount for any given default, we do not establish a reserve for the default. See “Reserve for Second-Lien Premium Deficiency” below for an exception to this general principle.

We rely principally on SFAS No. 60 in establishing loss reserves in our financial guaranty business. We establish case reserves upon the occurrence of an insured event. Although SFAS No. 60 provides guidance to insurance enterprises, it was adopted before the financial guaranty industry came into prominent existence and it does not comprehensively address the unique attributes of financial guaranty insurance. For example, SFAS No. 60 prescribes differing reserving treatment depending on whether a contract fits within SFAS No. 60’s definition of a short-duration contract or a long-duration contract. Financial guaranty contracts have elements of long-duration insurance contracts in that they are irrevocable and extend over a period that may extend 30 years or more but are reported for regulatory purposes as property and liability insurance, normally considered short-duration contracts. Reserves for losses and LAE for financial guaranty’s other lines of business, mainly trade credit reinsurance, we believe, fits within the short-duration contract framework of SFAS No. 60. These reserves are based on reports and individual loss estimates received from ceding companies, net of anticipated estimated recoveries under salvage and subrogation rights. We use historical loss information and make inquiries to the cedants of known events as a means of validating our loss assumptions. We have historically experienced prompt reporting and consistent results in determining reserves.

Because of the ambiguities in the application of SFAS No. 60 to our loss reserving policy, we do not believe that SFAS No. 60 alone provides sufficient guidance for our reserving policy, particularly with respect to establishing non-specific reserves before an insured event is reported. As a result, we and other members of the financial guaranty industry, supplement the principles of SFAS No. 60 with those of SFAS No. 5, “Accounting for Contingencies,” which calls for the establishment of reserves when it is probable that a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated. We also rely by analogy on SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” and the Emerging Issues Task Force (“EITF”) Issue No. 85-20, “Recognition of Fees for Guaranteeing a Loan,” which state that a guarantor should perform an ongoing assessment of the probability of loss to determine if a liability (and a loss) should be recognized under SFAS No. 5. Establishing non-specific reserves for credits that have not yet defaulted is a practice followed by the entire financial guaranty industry, although there may be differences in the specific methodologies used by other financial guarantors in establishing and classifying these reserves. We believe that our financial guaranty loss reserve policy is appropriate under the applicable accounting literature, and that it best reflects the fact that credit-based insurance involves a gradual deterioration of credit over time. However, because of the lack of specific accounting literature comprehensively addressing the unique attributes of financial guaranty contracts, the accounting principles applicable to our loss reserving policy are subject to change.

On April 18, 2007, the FASB issued an exposure draft, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60” (“Exposure Draft”). The Exposure Draft clarifies how SFAS No. 60 applies to financial guaranty insurance contracts and provides guidance with respect to the timing of claim liability recognition, premium recognition and the related amortization of deferred policy acquisition costs, specifically for financial guaranty contracts issued by insurance companies that are not accounted for as derivative contracts under SFAS No. 133. The goal of the proposed statement is to reduce diversity in accounting by financial guaranty insurers, thereby enabling users to better understand and more readily compare insurers’ financial statements. Final guidance from the FASB regarding accounting for financial guaranty insurance is expected to be issued in 2008. If the Exposure Draft is issued as proposed, the effect on the consolidated financial statements, particularly with respect to revenue recognition and claims liability, could be material.

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

We record case reserves for losses and related LAE when a guaranteed obligation defaults. In the case of direct financial guaranty contracts, we determine the existence of payment default and record case reserves when we determine that a default has occurred, based on a report from the insured party or based on our surveillance efforts. In the case of financial guaranty reinsurance, we rely mostly on information provided by the primary insurer as confirmed by us, as well as specific knowledge of the claim, in recording related case reserves.

We record non-specific reserves to reflect the deterioration of insured credits that have not yet defaulted. We determine this deterioration in two ways. First, we record non-specific reserves for losses when we identify through our surveillance procedures or, in the case of reinsurance, after we confirm information provided by the primary insurer regarding, specific significant deterioration events that have occurred with respect to specific insured credits that have not yet defaulted. We refer to this category of our non-specific reserves as “allocated non-specific reserves.” Second, because we believe that inherent deterioration begins immediately and continues over time on our remaining portfolio, we also record non-specific reserves for other losses, on a portfolio basis. We refer to this category of non-specific reserves as “unallocated non-specific reserves.”

Our unallocated non-specific reserves are established over time by applying expected default factors to the premiums earned during each reporting period on each credit for which we have not established a case reserve or an allocated non-specific reserve. The expected frequency and severity of losses for each credit is generated from three sources—two that are published by major rating agencies and one that is generated by a proprietary internal model—based on the product class, published rating and term to maturity for each credit. We set the expected life-time losses for each credit at a point in the range between the highest and lowest expected life-time loss factors generated by the rating agency and internally generated models. The default rates published by rating agencies tend to be very low because we mainly insure investment-grade obligations that, historically, have a very low probability of default. Although the default rate is low, the amount of losses upon default can be very high because we tend to insure large financial obligations. Because of the low incidence of losses on financial guaranty obligations, it is also very difficult to estimate the timing of losses on our insured obligations for which we have not yet established a case reserve or allocated non-specific reserve. The default factors for the year ended December 31, 2007 approximated 10% of earned premiums on public finance credits and 15% of earned premiums on structured finance credits. The default factors for the years ended December 31, 2006 and 2005 approximated 10% of earned premiums on public finance credits and 20% of earned premiums on structured finance credits. As a result of favorable loss development, we were able to lower the default factor for structured finance credits in 2007.

At each balance sheet date, we also evaluate both the model-generated default factors and our unallocated non-specific reserves against management’s subjective view of qualitative factors to ensure that the default factors and the unallocated non-specific reserves represent management’s best estimate of the expected losses on our portfolio of credits for which we have not established a case reserve or an allocated non-specific reserve. These qualitative factors include existing economic and business conditions, overall credit quality trends resulting from industry, geographic, economic and political conditions, recent loss experience in particular segments of the portfolio, changes in underwriting policies and procedures and seasoning of the book of business. The macroeconomic factors that we evaluate are outside of our control and are subject to considerable variability. The company specific factors that we evaluate also require that we make subjective judgments. In addition, a significant change in the size of the portfolio underlying our unallocated non-specific reserves, such as through the expiration of policies or the refunding or recapture of insured exposures, could require an adjustment to the default factors or our level of unallocated non-specific reserves.

Once a case reserve is established with respect to an insured credit, an offsetting adjustment typically is made to the non-specific reserve. This offsetting adjustment may or may not be on a dollar-for-dollar basis, depending on the size of the necessary case reserve and the adequacy of the remaining non-specific reserve with respect to the other credits in our portfolio. In addition, establishing case reserves may require a provision beyond what is then included in non-specific reserves. Establishing reserves can reduce our net income when unallocated non-specific reserves are increased, when allocated non-specific reserves are established in an amount that exceeds unallocated non-specific reserves, or when case reserves are established in an amount that exceeds non-specific reserves. Conversely, a reduction of reserves, due to improved economic conditions or a cure of a default with respect to a specific credit for which a case reserve has been established, or otherwise, can lead to an increase in our net income.

We periodically evaluate our estimates for losses and LAE and adjust such reserves based on our actual loss experience, mix of business and economic conditions. Changes in total estimates for losses and LAE are reflected in current earnings. We believe that our total reserves for losses and LAE are adequate to cover the ultimate cost of all claims net of reinsurance recoveries. Setting the loss reserves in both business segments involves significant reliance upon estimates with regard to the likelihood, magnitude and timing of a loss. The models and estimates we use to establish loss reserves may not prove to be accurate, especially during an extended economic downturn. Ultimate losses and LAE may differ materially from amounts currently recorded. All changes in these estimates are recorded in the period in which such changes are identified.

Reserve for Second-Lien Premium Deficiency

We periodically review and evaluate the future profitability of each separate product line in our mortgage insurance segment. We evaluate premiums of first-lien and second-lien categories separately for this assessment. Our second-lien business is considered to be a separate product line. The business is managed separately, priced differently from our traditional products and the customer base is different from that of our traditional products. While second-lien performance was consistently below expectations and had begun to deteriorate further in 2006, it became apparent in the third quarter of 2007 that future premiums would not be sufficient to cover future losses and expenses. In the third quarter of 2007, we established a reserve for premium deficiency on our second-lien business. We established a premium deficiency reserve since we believe that the net present value of the expected future losses and expenses will exceed expected future premiums and existing reserves. To calculate the premium deficiency, we project future premiums and losses for our second-lien business on a deal-by-deal basis, using historical results to help determine future performance for both repayments and claims. An estimated expense factor is then applied, and the result is discounted using an applicable rate of return, which was 4.03% at December 31, 2007. This net present value, less any existing reserves, is recorded as a premium deficiency and the reserve is updated on a quarterly basis based on actual results for that quarter, along with updated deal level projections.

Fair Value of Financial and Derivative Instruments

Trading securities, hybrid securities, NIMS bonds, credit default swaps and financial guaranty derivative contracts are recorded at fair value as described in Notes 15 and 16. All derivative instruments and contracts are recognized on our consolidated balance sheets as either assets or derivative liabilities, depending on the rights or obligations provided under the contracts. The interest-rate swaps that we have entered into qualify as hedges and are accounted for as fair value hedges at December 31, 2007. All changes in fair value of derivatives, other than for the interest-rate swaps, are included in the statements of income. Credit default swaps and certain other derivative contracts with a positive fair value are included in other assets on our consolidated balance sheets. See Note 15 for further discussion.

In February 2006, the FASB issued SFAS No. 155, an amendment of SFAS Nos. 133 and 140. As discussed below in “Investments”, we adopted SFAS No. 155 on January 1, 2007. Accordingly, securities that were previously classified as available for sale and trading securities on our consolidated balance sheets were reclassified to hybrid securities on our consolidated balance sheets on the date of adoption and as provided by SFAS No. 155, we elected to record convertible securities at fair value and changes in the fair value are recorded as net gains or losses on securities.

Real Estate Acquired and Other Restructurings

Real estate is acquired in our mortgage insurance business segment to mitigate losses. The real estate acquired is included in other assets on our consolidated balance sheets at the lower of cost or net realizable value. At December 31, 2007 and 2006, we held $3.3 million and $4.6 million, respectively, of real estate acquired to mitigate losses.

Other restructurings in our financial guaranty business segment may consist of purchasing insured debt securities to mitigate losses. Insured debt securities purchased to mitigate losses are included in other assets on our consolidated balance sheets at the lower of cost or net realizable value. Gains or losses from the holding or disposition of the securities acquired are recorded as net gains and losses on securities and derivative instruments. At December 31, 2007 and 2006, we held $1.6 million and $3.3 million, respectively, of insured debt securities purchased to mitigate losses.

Derivative Instruments and Hedging Activity

We account for derivatives under SFAS No. 133, as amended and interpreted. In general, SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their respective fair values and changes in fair value recorded in net income unless the derivatives qualify as hedges. If the derivatives qualify as hedges, depending on the nature of the hedge, changes in the fair value of the derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings, or are recognized in accumulated other comprehensive income (loss) until the hedged item is recognized in earnings.

All our derivative instruments are recognized in our consolidated balance sheets as either assets or derivative liabilities, depending on the rights or obligations under the contracts. The interest-rate swaps that we have entered into qualify as hedges and are accounted for as fair value hedges. Our forward foreign currency contracts, credit protection in the form of credit default swaps within both our mortgage insurance and financial guaranty segments and NIMS do not qualify as hedges under SFAS No. 133, so changes in their fair value are included in current earnings in our consolidated statements of income. Net unrealized gains and losses on credit default swaps and certain other derivative contracts are included in either other assets or derivative liabilities on our consolidated balance sheets. See Note 16 for further discussion of our derivative instruments.

We record premiums and origination costs related to credit default swaps and certain other derivative contracts in premiums written and policy acquisition costs, respectively, on our consolidated statements of income. Our classification of these contracts is the same whether we are a direct insurer or we assume these contracts.

Deferred Policy Acquisition Costs

Costs associated with the acquisition of mortgage insurance business, consisting of compensation and other policy issuance and underwriting expenses, are initially deferred and reported as deferred policy acquisition costs. SFAS No. 60 specifically excludes mortgage guaranty insurance from its guidance relating to the amortization of deferred policy acquisition costs. Amortization of these costs is charged against earnings in proportion to estimated gross profits over the estimated life of the policies using the guidance provided by SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments.” This amount includes accrued interest on the unamortized balance of deferred policy acquisition costs. Estimates of expected gross profit, which consider persistency and loss development assumptions for each underwriting year and product type, are evaluated regularly, and the total amortization recorded is adjusted by a charge or credit to our consolidated statements of income if actual experience or other evidence suggests that earlier estimates should be revised. Considerable judgment is used in evaluating these estimates and the assumptions on which they are based. The use of different assumptions could have a significant effect on the amortization of deferred policy acquisition costs. In 2007, an increase in persistency rates was largely offset by increased loss rates, resulting in no material change in estimate. In 2006 and 2005, as a result of the decrease in the persistency rate, we accelerated the amortization of

$4.9 million and $5.1 million, respectively, of policy acquisition costs in our mortgage insurance segment. Total deferred acquisition costs for mortgage insurance amortized during 2007, 2006 and 2005 was $67.8 million, $65.0 million and $62.9 million, respectively.

Deferred policy acquisition costs in the financial guaranty business are comprised of those expenses that vary with, and are principally related to, the production of insurance premiums, including: commissions paid on reinsurance assumed, salaries and related costs of underwriting and marketing personnel, rating agency fees, premium taxes and certain other underwriting expenses, offset by commission income on premiums ceded to reinsurers. Acquisition costs are deferred and amortized over the period in which the related premiums are earned for each underwriting year. The amortization of deferred policy acquisition costs is adjusted regularly based on the expected timing of both upfront and installment-based premiums. The estimation of installment-based premiums requires considerable judgment, and different assumptions could produce different results. Total deferred acquisition costs for financial guaranty amortized during 2007, 2006 and 2005 was $45.4 million, $46.6 million and $53.0 million, respectively.

Origination costs of derivative mortgage and financial guaranty contracts are expensed as incurred.

As noted under “Reserve for Losses” above, the FASB is considering changing materially the accounting model used by the financial guaranty industry for deferred policy acquisition costs.

Income Taxes

We provide for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). As required under SFAS No. 109, our deferred tax assets and liabilities are recognized under the liability method, which recognizes the future tax effect of temporary differences between the amounts recorded in our consolidated financial statements and the tax bases of these amounts. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled.

In June 2006, the FASB issued FASB Interpretation 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109”. FIN No. 48 is effective for fiscal years beginning after December 15, 2006, and clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Foreign Currency Translation

Assets and liabilities denominated in foreign currencies are translated at year-end exchange rates in accordance with SFAS No. 52, “Foreign Currency Translation”. Operating results are translated at average rates of exchange prevailing during the year. Unrealized gains and losses, net of deferred taxes, resulting from translation are included in accumulated other comprehensive income in stockholders’ equity. Gains and losses resulting from transactions in foreign currency are recorded in current period net income.

Investments

We group assets in our investment portfolio into one of three main categories: held to maturity, available for sale or trading securities. Fixed-maturity securities for which we have the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. Investments classified as available for sale are reported at fair value, with unrealized gains and losses (net of tax) reported as a separate component of stockholders’ equity as accumulated other comprehensive income. Investments classified as trading securities and derivatives are reported at fair value, with unrealized gains and losses reported as a separate component of income. Amortization and accretion are calculated principally using the interest method over the term of the investment. Realized gains and losses on investments are recognized using the specific identification method. See Note 15 for further discussion on the fair value of investments.

Our evaluation of market declines for other-than-temporary impairment is based on management’s case-by-case evaluation of the underlying reasons for the decline in fair value. We consider a wide range of factors regarding the issuer of the security and use our best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations used by us in the impairment evaluation process include, but are not limited to: (i) the length of time and the extent to which the market value has been below cost or amortized cost; (ii) the potential for impairments of securities when the issuer is experiencing significant financial difficulties; (iii) the potential for impairments in an entire industry sector or sub-sector; (iv) the potential for impairments in certain economically depressed geographic locations; (v) the potential for impairments of securities where the issuer, series of issuers or industry has suffered a catastrophic type of loss or has exhausted natural resources; (vi) our ability and intent to hold the security for a period of time sufficient to allow for the full recovery of its value to an amount equal to or greater than cost or amortized cost; (vii) unfavorable changes in forecasted cash flows on asset-backed securities; and (viii) other subjective factors, including concentrations and information obtained from regulators and rating agencies.

Effective January 1, 2007, we began classifying securities previously classified as available for sale and the derivative component previously classified as trading securities as hybrid securities. Hybrid securities generally combine both debt and equity characteristics. Prior to 2007, the changes in fair value of the fixed-maturity component of these securities were recorded in our consolidated statements of changes in common stockholders’ equity through accumulated other comprehensive income or loss (net of tax) and the changes in fair value of the derivative component of these securities were recorded as a gain or loss in our consolidated statements of income. In accordance with SFAS No. 155, effective January 1, 2007, all changes in the fair value of the entire convertible security are now recorded as net gains or losses on securities in our consolidated statements of income. Our transition adjustment related to the adoption of SFAS No. 155 increased retained earnings at January 1, 2007 by $9.8 million, and reduced accumulated other comprehensive income by the same amount. The transition amount includes unrealized gains of $14.1 million (net of tax) and unrealized losses of $4.3 million (net of tax) related to convertible securities at December 31, 2006.

Company-Owned Life Insurance

Radian is the beneficiary of insurance policies on the lives of certain of our current and past officers and employees. We have recognized the amount that could be realized upon surrender of the insurance policies in other assets in our consolidated balance sheets. At December 31, 2007 and 2006, the amount of company-owned life insurance totaled $65.5 million and $62.5 million, respectively.

Accounting for Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123R (“SFAS No. 123R”), “Share-Based Payment”, which requires compensation cost related to share-based payment transactions to be recognized in an issuer’s financial statements. The compensation cost, with limited exceptions, is measured based on the grant-date fair value of the equity or liability instrument issued. In October 2005, the FASB issued Staff Position No. SFAS No. 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R),” to provide guidance on the application of the term “grant date” in SFAS No. 123R. In accordance with this Staff Position, the grant date of an award shall be the date the award is approved by our board of directors if, at such time, (i) the recipient of the award does not have the ability to negotiate the key terms and conditions of the award and (ii) the key terms of the award are expected to be communicated to the recipients within a relatively short time period after the date of approval. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-

Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25. Before the adoption of SFAS No. 123R, we applied APB No. 25 to account for our stock-based compensation.

On January 1, 2006, we adopted SFAS No. 123R using a modified prospective application as permitted by SFAS No. 123R. Accordingly, prior period amounts have not been restated. Under this application, we are required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Compensation cost is recognized over the periods that an employee provides service in exchange for the award. See Note 11.

Ratings Related Recapture of Business

2005 Recapture. Effective June 1, 2004, we merged the two main operating subsidiaries of EFSG, Radian Asset Assurance Inc. (“Radian Asset Assurance”) and Radian Reinsurance Inc., thereby combining the financial guaranty reinsurance business formerly conducted by Radian Reinsurance Inc. with the direct financial guaranty business conducted by Radian Asset Assurance. In May 2004, immediately prior to this merger, Moody’s Investor Service (“Moody’s”) downgraded the insurance financial strength rating of Radian Reinsurance from Aa2 to Aa3. As a result of this downgrade, two of the primary insurer customers of our financial guaranty reinsurance business had the right to recapture previously written business ceded to our financial guaranty reinsurance business. One of these customers agreed, without cost to or concessions by us, to waive its recapture rights. Effective February 28, 2005, the remaining primary insurer customer with recapture rights recaptured approximately $7.4 billion of par in force that it had ceded to us, including $54.7 million of net premiums written, $4.5 million of which already had been treated as earned under GAAP and was required to be recorded as an immediate reduction of net premiums earned at the time of the recapture. Also in connection with the recapture in the first quarter of 2005, we were reimbursed for policy acquisition costs of approximately $17.1 million for which the carrying value under GAAP was $18.8 million. This required us to write off policy acquisition costs of $1.7 million. The aggregate result was a reduction in pre-tax income of $6.2 million, or approximately $0.04 per share after tax.

The sum of the above adjustments related to this recapture, (the “2005 recapture”) is summarized as follows:

	Cash Paid (Received)	GAAP Book Basis	Initial Loss
	(In thousands)
Unearned Premiums	$54,742	$50,204	$(4,538)
Acquisition Costs	(17,097)	(18,791)	(1,694)

Total	$37,645	$31,413	$(6,232)

Despite this recapture, this primary insurer customer renewed its reinsurance treaty with us on substantially the same terms. In March 2005, without cost to or concessions by us, this customer waived all of its remaining recapture rights with respect to the May 2004 downgrade by Moody’s. There are no remaining recapture rights with respect to the May 2004 downgrade by Moody’s.

Guarantees

We account for guarantees under FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guaranties, including Indirect Guaranties of Indebtedness of Others.” This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation also incorporates, without change, the guidance in FIN No. 34, “Disclosure of Indirect Guaranties of Indebtedness of Others,” which was superseded. The Interpretation was applied to our guaranty of the performance of Sherman under a $25 million revolving credit facility that expired in December 2007.

Impairment of Long-Lived Assets

In accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, we capitalize costs associated with internally generated software intended to be used for some functions related to our mortgage insurance data warehousing and mortgage insurance contract underwriting. In the fourth quarter of 2006, in conjunction with an evaluation of costs necessary to maintain some of this software, we determined that the replacement costs for this software would be significantly lower than the carrying value of the asset. In accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FASB No. 144”), we analyze long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In order to determine the best estimate of fair value, we obtained vendor quotes for the replacement cost of the software. As a result, we wrote down the capitalized costs of the software by $6.0 million, which is included in other operating expenses on our consolidated statements of net income in 2006.

Recent Accounting Pronouncements

In April 2006, the FASB issued FASB Staff Position (“FSP”) No. FIN No. 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)” (“FSP FIN No. 46(R)-6”), which addresses how a reporting enterprise should determine the variability to be considered in applying FASB

Interpretation No. 46(R) (“FIN No. 46R”). The variability that is considered in applying FIN No. 46R affects the determination of (i) whether the entity is a variable interest entity, (ii) which interests are variable interests in the entity and (iii) which party, if any, is the primary beneficiary of the variable interest entity. That variability will affect any calculation of expected losses and expected residual returns, if such a calculation is necessary. FSP FIN No. 46(R)-6 became effective July 1, 2006. The adoption of this FSP did not have a material impact on our consolidated financial statements. We continue to monitor our variable interest entities for possible consolidation.

In September 2006, the SEC released Staff Accounting Bulletin (“SAB”) No. 108 (“SAB No. 108”). This release expresses the SEC’s views regarding the process of quantifying financial statement misstatements and addresses diversity in practice in quantifying financial statement misstatements and the potential for the build up of improper amounts on the balance sheet. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. Management has reviewed the SAB in connection with our consolidated financial statements for the current and prior periods, and has determined that its adoption did not have an impact on any of these financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 (i) defines fair value, (ii) establishes a framework for measuring fair value in GAAP and (iii) expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for all financial statements issued for fiscal years beginning after November 15, 2007. We adopted SFAS No. 157 effective January 1, 2008 and are currently evaluating the impact of adoption, which could be material, on our consolidated financial statements. In accordance with SFAS No. 157, we will be required to incorporate into the fair value of our derivative instruments an adjustment that reflects the credit quality of Radian Group Inc. When valuing debt and derivative liabilities, a widening of the obligor’s credit spread results in a reduction of the fair value of the liabilities. Radian’s credit spread has widened substantially since the beginning of 2007. Between January 1, 2007 and February 29, 2008, Radian’s 5-year credit default swap spreads increased by 998 basis points, from 37 basis points to 1,035 basis points. In accordance with FSP SFAS No. 157-2, we have elected to defer the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities until January 1, 2009.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure financial instruments and certain other items at fair value. Items eligible for fair value measurement by this statement are (i) recognized financial assets and financial liabilities (with some exceptions), (ii) firm commitments that would otherwise not be recognized at inception and that involve only financial instruments, (iii) nonfinancial insurance contracts and warranties that an insurer can settle by paying a third party to provide those goods or services, and (iv) host financial instruments resulting from separation of an embedded nonfinancial derivative instrument from a nonfinancial hybrid instrument. We adopted SFAS No. 159 effective January 1, 2008 and are currently evaluating the impact of adoption on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of APB No. 51” (“SFAS No. 160”). The objective of SFAS No. 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in consolidated financial statements by establishing accounting and reporting standards. These standards require that: (i) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; (ii) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; (iv) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value and (v) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Management currently is considering the impact and disclosure requirements that may result from the adoption of SFAS No. 160.

In April 2007, the FASB issued FSP FIN No. 39-1, an amendment of FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts” (“FSP FIN No. 39-1”). FSP FIN No. 39-1 replaces the terms “conditional contracts” and “exchange contracts” with the term “derivative instruments” and permits a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in the statement of financial position. FSP FIN No. 39-1 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. We plan to adopt FSP FIN No. 39-1 in the first quarter of 2008 and are currently considering the impact, if any, that may result from the adoption.

In September 2005, Statement of Position (“SOP”) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts” (“SOP 05-1”), was issued. This SOP provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The adoption of SOP 05-1 on January 1, 2007, did not have a material impact on our Consolidated Financial Statements.

The EITF reached a consensus on EITF Issue No. 06-4, “The Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF No. 06-4”). EITF No. 06-4 addresses whether the postretirement benefit associated with an endorsement split-dollar life insurance arrangement is effectively settled in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” and APB Opinion No. 12, “Omnibus Opinion—1967”, upon entering into such an arrangement. EITF No. 06-4 is effective for fiscal years beginning after December 15, 2007. Management currently is evaluating the impact, if any, on our consolidated financial statements. We will adopt EITF No. 06-4 in the first quarter of 2008.

The EITF reached a consensus on EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance—Determining the Amount that Could be Realized in Accordance with FASB Technical Bulletin No. 85-4” (“EITF No. 06-5”). EITF No. 06-5 addresses (i) whether a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract in accordance with Technical Bulletin No. 85-4, (ii) whether a policyholder should consider the contractual ability to surrender all of the individual-life policies (or certificates in a group policy) at the same time in determining the amount that could be realized under the insurance contract in accordance with Technical Bulletin No. 85-4, “Accounting for Purchases of Life Insurance” and (iii) whether the cash surrender value component of the amount that could be realized under the insurance contract in accordance with Technical Bulletin No. 85-4 should be discounted in accordance with APB Opinion No. 21, “Interest on Receivables and Payables”, when contractual limitations on the ability to surrender a policy exist. EITF No. 06-5 is effective for fiscal years beginning after December 15, 2006. The impact as a result of our adopting EITF No. 06-5 effective January 1, 2007, was not material to our Consolidated Financial Statements.

In May 2007, the FASB issued FSP FIN No. 48-1, “Definition of Settlement in FASB Interpretation No. 48” (“FSP FIN No. 48-1”) which clarifies when a tax position is considered settled under FIN No. 48. FSP FIN No. 48-1 is applicable at the adoption of FIN No. 48, which was January 1, 2007 for us and did not have a material impact on our consolidated financial statements at December 31, 2007.

The EITF reached a consensus on EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF No. 06-11”). EITF No. 06-11 addresses how an entity should recognize the income tax benefit received on dividends that are (a) paid to employees holding equity-classified nonvested shares, equity-classified nonvested share units, or equity-classified outstanding share options and (b) charged to retained earnings under SFAS No 123R. EITF No. 06-11 is effective for fiscal years beginning after December 15, 2007. Management is considering the impact, if any, that may result from the adoption of EITF No. 06-11.

Reclassifications

Certain prior period balances have been reclassified to conform to the current period presentation. Because the derivative liabilities became material in 2007, we have presented such amounts separately from derivative assets in the consolidated balance sheets. As a result, $31.7 million of derivative liabilities previously included as an offset to derivative assets at December 31, 2006, has been reclassified to derivative liabilities.

3. Investments

Our investment portfolio consisted of the following at December 31, 2007 and 2006 (in thousands):

	December 31, 2007
	Cost/Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Fixed maturities held to maturity:
Bonds and notes:
State and municipal obligations	$53,310	$55,021	$1,740	$29

	$53,310	$55,021	$1,740	$29

Fixed maturities available for sale:
Bonds and notes:
U.S. government securities	$89,658	$93,130	$3,504	$32
U.S. government-sponsored enterprises	24,231	24,941	710	—
State and municipal obligations	3,891,541	3,959,993	112,482	44,030
Corporate	101,017	101,582	2,062	1,497
Other securities available for sale:
Asset-backed securities	310,676	312,125	2,581	1,132
Private placements	17,552	17,871	688	369
Foreign governments	137,323	135,082	602	2,843

	$4,571,998	$4,644,724	$122,629	$49,903

Equity securities available for sale	$196,068	$254,869	$58,829	$28

Trading securities	$158,087	$153,634	$4,469	$8,922

Hybrid securities	$525,607	$584,373	$70,674	$11,908

	December 31, 2006
	Cost/Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Fixed maturities held to maturity:
Bonds and notes:
State and municipal obligations	$84,314	$86,817	$2,508	$5

	$84,314	$86,817	$2,508	$5

Fixed maturities available for sale:
Bonds and notes:
U.S. government securities	$105,362	$105,840	$1,362	$884
U.S. government-sponsored enterprises	31,102	30,824	100	378
State and municipal obligations	3,709,080	3,848,971	141,534	1,643
Corporate	101,775	103,317	2,507	965
Other securities available for sale:
Convertible securities	310,949	319,198	12,411	4,162
Asset-backed securities	260,929	258,247	1,005	3,687
Private placements	61,032	63,027	2,132	137
Redeemable preferred stock	114,348	123,414	9,340	274
Foreign governments	123,473	122,935	1,165	1,703

	$4,818,050	$4,975,773	$171,556	$13,833

Equity securities available for sale	$222,444	$298,235	$75,791	$—

Trading securities	$87,009	$128,202	$49,157	$7,964

The contractual maturities of fixed-maturity investments are as follows (in thousands):

	December 31, 2007
	Cost/Amortized Cost	Fair Value
Fixed maturities held to maturity:
2008	$1,590	$1,600
2009–2012	24,968	26,097
2013–2017	12,962	13,309
2018 and thereafter	13,790	14,015

	$53,310	$55,021

Fixed maturities available for sale:
2008	$66,233	$66,682
2009–2012	431,689	438,258
2013–2017	773,569	800,472
2018 and thereafter	3,300,507	3,339,312

	$4,571,998	$4,644,724

Trading securities:
2008	$21,310	$21,325
2009–2012	54,080	54,268
2013–2017	23,115	23,147
2018 and thereafter	15,222	15,315

	$113,727	$114,055

Hybrid securities:
2008	$18,532	$24,965
2009–2012	56,192	61,043
2013–2017	50,633	63,122
2018 and thereafter	292,747	325,976
Redeemable preferred stock	107,503	109,267

	$525,607	$584,373

Net investment income consisted of (in thousands):

	Year Ended December 31
	2007	2006	2005
Investment income:
Fixed maturities	$216,245	$213,907	$198,801
Equity securities	10,344	3,967	3,028
Short-term investments	23,843	18,283	12,711
Hybrid securities	8,632	—	—
Other	3,641	4,371	173

Gross investment income	$262,705	$240,528	$214,713
Investment expenses	(6,607)	(6,183)	(6,291)

Net investment income	$256,098	$234,345	$208,422

Net gains on securities consisted of (in thousands):

	Year Ended December 31
	2007	2006	2005
Gains on sales and redemptions of fixed-maturity investments available for sale	$5,207	$20,950	$7,901
Losses on sales and redemptions of fixed-maturity investments available for sale	(2,894)	(15,388)	(5,857)
Gains on redemptions of fixed-maturity investments held to maturity	202	244	382
Losses on redemptions of fixed-maturity investments held to maturity	(3)	(52)	(8)
Gains on sales of equity securities available for sale	11,380	37,187	8,291
Losses on sales of equity securities available for sale	(3,406)	(7,956)	(225)
Gains on sales of hybrid securities available for sale	98,403	—	—
Losses on sales of hybrid securities available for sale	(55,794)	—	—
Gains on sales of other invested assets	967	1,407	1,009
Losses on sales of other invested assets	(5,356)	(352)	(378)
Gains on sales of trading securities	4,321	20,191	29,397
Losses on sales of trading securities	(8,094)	(15,663)	(7,768)
Gain on sales of short-term investments	1,245	703	—
Losses on sales of short-term investments	(5)	(1)	(2)
Loss on sale/write-down of equity in affiliates (See Note 4)	(96)	(338)	(6,403)
Foreign currency translation gains (losses) on investments	5,533	(90)	3,734
Other	1,996	—	6,565

Net gains on securities	$53,606	$40,842	$36,638

For the years ended December 31, 2007, 2006 and 2005, we did not sell any fixed-maturity investments classified as held to maturity.

If a security’s fair value is below its cost basis, and it is judged to be an other-than-temporary decline, the cost basis of the security is written down to fair value through earnings as a realized loss, and the fair value becomes the new basis for the security. During 2007 and 2006, we recorded approximately $9.4 million and $10.6 million of charges, respectively, related to declines in fair value of securities (primarily small cap value stocks, convertible securities and an investment in a fund co-managed by C-BASS) considered to be other-than-temporary, which are included in the net gains on securities and derivative instruments table above. There were no such charges in 2005. At December 31, 2007, 2006, and 2005, there were no other investments held in the portfolio that were determined to be other-than-temporarily impaired. Realized gains and losses are determined on a specific identification method and are included in income.

The change in unrealized gains and losses recorded in accumulated other comprehensive income consisted of (in thousands):

	Year Ended December 31
	2007	2006	2005
Fixed maturities available for sale	$(84,997)	$43,052	$(62,800)
Deferred tax (provision) benefit	29,749	(15,068)	21,980

	$(55,248)	$27,984	$(40,820)

Equity securities available for sale	$(16,950)	$9,442	$(18,588)
Deferred tax (provision) benefit	5,933	(3,305)	6,506

	$(11,017)	$6,137	$(12,082)

Other invested assets	$1,596	$185	$—
Deferred tax provision	(559)	(65)	—

	$1,037	$120	$—

Other	$(86)	$(287)	$138

The following table shows the gross unrealized losses and fair value of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2007.

	Less Than 12 Months		12 Months or Greater		Total
(In thousands) Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government securities	$—	$—	$3,104	$32	$3,104	$32
State and municipal obligations	928,399	36,519	80,480	7,540	1,008,879	44,059
Corporate bonds and notes	23,745	880	20,862	617	44,607	1,497
Asset-backed securities	41,356	356	73,281	776	114,637	1,132
Private placements	4,385	193	4,039	176	8,424	369
Foreign governments	35,195	834	65,463	2,009	100,658	2,843
Equity securities	147	28	—	—	147	28

Total	$1,033,227	$38,810	$247,229	$11,150	$1,280,456	$49,960

The contractual maturity of securities in an unrealized loss position at December 31, 2007 was as follows:

	Fair Value	Cost/Amortized Cost	Unrealized Loss
	(In millions)
2008	$18.7	$18.8	$0.1
2009–2012	90.9	92.0	1.1
2013–2017	60.6	62.5	1.9
2018 and later	1,110.0	1,156.9	46.9
Equity securities	0.2	0.2	—

Total	$1,280.4	$1,330.4	$50.0

U.S. government securities

The unrealized losses of 12 months or greater duration as of December 31, 2007 on our investments in U.S. Treasury obligations were caused by interest rate movement. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment. Because we have the ability and intent to hold these investments until a full recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2007.

State and municipal obligations

The unrealized losses of 12 months or greater duration as of December 31, 2007 on our investments in tax-exempt state and municipal securities were caused primarily by interest rate movement. Certain securities, mainly those insured by monoline insurance companies, experience credit spread widening during 2007 as a result of recent events in the subprime residential mortgage market. Because we have the ability and intent to hold these investments until a full recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2007.

Corporate bonds and notes

The unrealized losses of 12 months or greater duration as of December 31, 2007 on the majority of the securities in this category were caused by market interest rate movement. Certain securities, mainly those issued by financial firms with exposure to subprime residential mortgages experienced spread widening during 2007. Because we have the ability and intent to hold these investments until a full recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2007.

Asset-backed securities

The unrealized losses of 12 months or greater duration as of December 31, 2007 on the securities in this category were caused by market interest rate movement. Because we have the ability and intent to hold these investments until a full recovery of fair value, which may be maturity, we do not consider the investment in these securities to be other-than-temporarily impaired at December 31, 2007.

Private placements

The unrealized losses of 12 months or greater duration as of December 31, 2007 on the majority of the securities in this category were caused by market interest rate movement. Because we have the ability and intent to hold these investments until a full recovery of fair value, which may be maturity, we do not consider the investment in these securities to be other-than-temporarily impaired at December 31, 2007.

Foreign governments

The unrealized losses of 12 months or greater duration as of December 31, 2007 on the majority of the securities in this category were caused by market interest rate movement. We believe that credit quality did not impact security pricing due to the relative high quality of the holdings (i.e., the majority of the securities were highly-rated governments and government agencies or corporate issues with minimum ratings of single-A). Because we have the ability and intent to hold these investments until a full recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2007.

For all investment categories, unrealized losses of less than 12 months duration were generally attributable to interest rate movement. In addition, certain securities experienced spread widening due to issuers’ exposure to subprime residential mortgages. All securities were evaluated in accordance with our impairment recognition policy covering various time and price decline scenarios. Because we have the ability and intent to hold these investments until a full recovery of fair value, which may be maturity, we do not consider the investment in these securities to be other-than-temporarily impaired at December 31, 2007.

The following table shows the gross unrealized losses and fair value of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position at December 31, 2006.

	Less Than 12 Months		12 Months or Greater		Total
(In thousands) Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government securities	$35,399	$402	$22,389	$482	$57,788	$884
U.S. government-sponsored enterprises	7,743	204	13,251	174	20,994	378
State and municipal obligations	150,114	639	72,750	1,009	222,864	1,648
Corporate bonds and notes	26,244	426	28,655	539	54,899	965
Asset-backed securities	71,897	792	116,874	2,895	188,771	3,687
Private placements	4,779	46	3,360	91	8,139	137
Foreign governments	40,744	557	37,959	1,146	78,703	1,703
Redeemable preferred stock	9,086	274	—	—	9,086	274
Convertible securities	79,041	3,988	12,187	174	91,228	4,162

Total	$425,047	$7,328	$307,425	$6,510	$732,472	$13,838

The following table shows our top ten investment portfolio risk concentrations at December 31, 2007:

			Securities Classifications
(In thousands) Issuer Description	Market Value		U.S. Government Agency & GSE Securities			Municipal Securities
	$	%	Short-Term	MBS	GSE Notes	Uninsured	Insured	Equity
State of California (1)	$336,609	5.89%	$—	$—	$—	$238,353	$98,256	$—
Fidelity Institutional Government Portfolio (2)	235,611	4.12	235,611	—	—	—	—	—
Northern Institutional Government Portfolio (2)	218,695	3.83	218,695	—	—	—	—	—
State of New York (1)	196,147	3.43	—	—	—	168,687	27,460	—
Master Settlement Agreement (MSA) Securitizations (3)	193,176	3.38	—	—	—	177,722	15,454	—
Federal National Mortgage Association (Fannie Mae)	172,708	3.02	—	158,891	13,817	—	—	—
Vanguard Institutional Index Fund (4)	147,005	2.57	—	—	—	—	—	147,005
Commonwealth of Massachusetts (1)	115,598	2.02	—	—	—	75,358	40,240	—
New York Metropolitan Transportation Authority	103,053	1.80	—	—	—	58,225	44,828	—
Federated Government Obligations Fund (2)	101,806	1.78	101,806	—	—	—	—	—

Top Investment Portfolio Risk Concentrations	$1,820,408	31.85%	$556,112	$158,891	$13,817	$718,345	$226,238	$147,005

(1)	Includes securities with indirect and/or historical state funding support.
(2)	Money Market Funds
(3)	Aggregate investment in securities backed by MSA payments (the MSA obligated participating tobacco companies to compensate various states for health and other tobacco related expenses).
(4)	Tracks performance of the S&P 500 Index.

Securities on deposit with various state insurance commissioners amounted to $17.3 million at December 31, 2007 and $10.1 million at December 31, 2006. We also had $77.0 million on deposit at December 31, 2007 and $71.6 million at December 31, 2006, for the benefit of reinsurers.

4. Investment in Affiliates

We have a 46.0% equity interest in C-BASS and a 21.8% equity interest in Sherman.

C-BASS

C-BASS is an unconsolidated, less than 50%-owned investment that is not controlled by us. Historically, C-BASS has been principally engaged as a mortgage investment and servicing company specializing in the credit risk of subprime single-family residential mortgages. Beginning in February 2007 and continuing through approximately the end of March 2007, the subprime mortgage market experienced significant turmoil. After a period of relative stability that persisted during April, May and through approximately late June, market dislocations recurred and then accelerated to unprecedented levels beginning in approximately mid-July 2007. As a result, C-BASS ceased purchasing mortgages and mortgage securities and its securitization activities in the third quarter of 2007, and sold its loan servicing platform to Goldman Sachs in the fourth quarter of 2007. In connection with this sale, Goldman Sachs paid a nominal amount for the option to purchase from the current owners of C-BASS, including us, 45% of the equity of C-BASS for approximately $5 million. We estimated that this option had a fair value of $0 at December 31, 2007.

On July 29, 2007, we concluded that there were indicators that a material charge for impairment of our investment in C-BASS was required under GAAP. In November 2007, we received financial statements from C-BASS as of September 30, 2007, at which point we made a final determination with respect to impairment.

We account for our investment in C-BASS under the equity method of accounting in accordance with Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB Opinion No. 18”). During the third quarter of 2007, C-BASS incurred a loss of $935 million and in accordance with APB Opinion No. 18, we recognized our portion of losses of approximately $441 million. This resulted in a reduction in our equity investment in C-BASS from $468 million to $27 million at September 30, 2007. In addition to the recognition of losses, we completed an impairment analysis which resulted in the charge-off of the remaining carrying value of $27 million in the equity investment in C-BASS at September 30, 2007.

On July 19, 2007, in order to support C-BASS’s liquidity position, we entered into a $50 million unsecured revolving credit facility agreement with C-BASS that is payable on demand and was scheduled to expire December 31, 2007. On July 20 and 23, 2007, C-BASS drew down the entire $50 million on this facility. On July 30, 2007, in accordance with the terms of our credit facility with C-BASS, we demanded full and immediate payment of all amounts owed to us under the credit facility. These amounts currently remain outstanding. Amounts drawn on this facility bear interest at a rate of one-month London Interbank Offered Rate (“LIBOR”) at the date the amount is drawn plus 2.875%. If the loan is called for payment, but remains unpaid as currently is the case, the facility bears interest at LIBOR plus 6.875%. In addition, a 0.375% facility fee is payable to us.

EITF No. 98-13, “Accounting by an Equity Method Investor for Investee Losses When the Investor Has Loans to and Investments in Other Securities of the Investee” (“EITF No. 98-13”), requires that when the recognition of equity losses reduces our equity investment to zero, we should continue to report our share of equity method losses in our income statement and should apply those equity method losses to our other investments in C-BASS. As a result of the additional losses at C-BASS, and continued application of APB Opinion No. 18 and EITF No. 98-13, we recorded a full write-off of our $50 million credit facility with C-BASS. The ultimate collectibility of this loan is uncertain.

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

2005 Restructuring of Ownership Interest. On June 24, 2005, we entered into agreements to restructure our ownership interest in Sherman. Before this restructuring, we owned 41.5% of Sherman. As part of the restructuring, we agreed to sell a 6.92% interest in Sherman to a new entity controlled by Sherman’s management team, thereby reducing our ownership interest to 34.58%. In return, the new entity controlled by Sherman’s management team paid approximately $15.65 million (which resulted in a $3.3 million loss) to us. Regulatory approval for this transaction was received in August 2005, and our ownership interest was reduced to 34.58%, retroactive to May 1, 2005. Effective June 15, 2005, Sherman’s employees were transferred to this new entity controlled by Sherman’s management team, and this entity agreed to provide management services to Sherman. Sherman’s management team also agreed to reduce significantly its maximum incentive payout under its annual incentive plan for periods beginning on or after May 1, 2005. In connection with the restructuring, we paid $1 million to have the right, in the future, to purchase an additional 6.92% interest in Sherman from the new entity controlled by Sherman’s management team for a price intended to approximate current fair market value.

2006 Restructuring of Option. On September 14, 2006, we agreed to restructure our option. In order to accommodate this restructuring, the equity interests of Sherman were reclassified, effective July 1, 2006, from a single class of equity interests into Class A Common Units and a combination of Preferred Units and Class B Common Units. As part of the reclassification, all of the authorized Class B Common Units were granted to an entity controlled by Sherman’s management. The Class B Common Units entitle Sherman’s management to 3% of Sherman’s earnings above $200 million (on an annual basis) and a right in liquidation of up to 6% of any amounts after satisfaction of a liquidation preference on the Preferred Units. The actual percentage received by the holders of Class B Common Units upon a liquidation or sale of Sherman will depend on when the sale or liquidation occurs and the value of Sherman at that time.

As restructured, we were granted an option to purchase, effective July 1, 2006:

•	4.17% of the Class A Common Units outstanding after the reclassification, which represented 3.92% of the common equity interests in Sherman prior to the reclassification; and

•	A preferred equity interest that entitled us to:

•

Three percent of the first $200 million of Sherman’s annual earnings, which amount shall be allocated to the Preferred Units on a cumulative basis before any amounts are allocated to the Class B Common Units, and 1.5% of Sherman’s annual earnings above $200 million; and

•	A preference in the proceeds received upon a liquidation or sale of Sherman equal to the tax basis in the preferred equity.

On September 22, 2006, we paid $65.3 million to an entity controlled by Sherman’s management team in connection with the exercise of our restructured option. The purchase price consisted of approximately $44.8 million for the Class A Common Units and approximately $20.5 million for the Preferred Units.

2007 Sale of Partial Interest. On September 19, 2007, we sold to Sherman Capital, L.L.C. (“Sherman Capital”), an entity owned by the management of Sherman: (1) all of our preferred interests in Sherman and (2) 1,672,547 Class A Common Units in Sherman, representing approximately 43.4% of our total common interests in Sherman, for a cash purchase price of approximately $277.6 million, plus a future contingent payment. The amount of the contingent payment, if any, will depend on the extent that Sherman Capital’s after-tax return on 1,425,335 of the Class A Common Units acquired in the transaction exceeds approximately

16% annually. The contingent payment is payable to us on December 31, 2013 or earlier upon the closing of a sale of Sherman. We recorded a gain of $181.7 million on the sale of our interest in Sherman.

2007 Option Granted to Sherman’s Management. On September 19, 2007, in connection with the sale of a portion of our equity interests in Sherman, we entered into an Option Agreement with Meeting Street Investments LLC (“MS LLC”), an entity owned by Sherman’s management. Under the Option Agreement, we granted to MS LLC an irrevocable option (the “Call Option”) to require us to sell to MS LLC all of our interests in Sherman at any time during the one year period following September 19, 2007. The purchase price under the Call Option, if exercised, will be equal to: (1) the product of (a) our ownership percentage in Sherman as of the date of sale under the Option Agreement and (b) $1.5 billion, minus (2) 50% of all future distributions made by Sherman with respect to our remaining interests in Sherman through the date of sale under the Option Agreement. The Option Agreement terminates one year from September 19, 2007. We estimated that this call option had a fair value of $0 at December 31, 2007.

Our purchase of an additional interest in the common equity of Sherman in September 2006 resulted in $37.9 million of purchase accounting premium on receivables and approximately $4.0 million in goodwill and other intangibles. The amortization period of the premium on receivables is approximately three years with a higher amount of amortization recognized in the first year and declining over the life of the receivables. As a result of the sale of a portion of our equity interest in Sherman on September 19, 2007, we amortized approximately $9.4 million of premium and we wrote down $1.7 million of goodwill for the portion sold. Included in the equity in net income of affiliates for 2007 is $10.5 million of premium amortization. The remaining goodwill is evaluated annually for impairment.

The following table shows the components of the investment in affiliates balance:

	Year Ended December 31
	2007	2006
	(In thousands)
C-BASS	$—	$451,395
Sherman	104,315	167,412
Other	39	34

Total	$104,354	$618,841

The following tables show selected financial information for C-BASS and Sherman for the years ended December 31, 2007 and 2006:

	Year Ended December 31
	2007	2006
	(In thousands)
Investment in Affiliates—Selected Information:
C-BASS
Balance, beginning of period	$451,395	$364,364
Share of net (loss) income for period	(451,395)	133,900
Dividends received	—	46,869

Balance, end of period	$—	$451,395

Sherman
Balance, beginning of period	$167,412	$81,753
Share of net income for period	84,848	123,835
Other comprehensive loss	(567)	(743)
(Sale) purchase of ownership interest	(95,866)	66,307
Dividends received	51,512	103,740

Balance, end of period	$104,315	$167,412

Portfolio Information:
C-BASS
Servicing portfolio	$—	$60,600,000
Total assets	5,902,639	8,801,070
Total liabilities	6,755,118	7,874,860
Sherman
Total assets	$2,242,087	$1,203,756
Total liabilities	1,788,726	916,670

	Year Ended December 31
	2007	2006	2005
	(In thousands)
Summary Income Statement:
C-BASS
Net (loss) income	$(1,780,155)	$290,502	$240,647

Sherman
Revenues
Net revenues from receivable portfolios	$506,162	$658,607	$562,690
Interest and fees from credit cards and consumer loans, and other revenues	753,771	400,774	263,584

Total revenues	1,259,933	1,059,381	826,274

Expenses
Operating and servicing expenses	619,199	487,056	403,581
Interest	79,285	41,536	23,884
Provision for loan losses	264,305	150,145	106,298
Other	31,420	34,023	4,902

Total expenses	994,209	712,760	538,665

Net income	$265,724	$346,621	$287,609

C-BASS’s management is expected to issue audited financial statements for 2007 by the end of March 2008, that are required to be included in this Form 10-K. The summarized C-BASS financial information for 2007 included in this report will be updated, if required, at the time those audited financial statements are included in this Form 10-K, and it is possible that adjustments may be material. Because the carrying value of our investment in C-BASS has been fully written down, we do not expect that any change to the summarized C-BASS financial information will have a material impact on our consolidated financial statements.

5. Reinsurance

We utilize reinsurance as a risk management tool, to reduce our net risk in force to manage regulatory risk-to-capital requirements and, with respect to mortgage insurance, to comply with the insurance regulations of states that require us to limit our coverage percentage of any single risk to 25%. Although the use of reinsurance does not discharge an insurer from its primary liability to the insured, the reinsuring company assumes the related liability under these arrangements. Included in other assets are unearned premiums (prepaid reinsurance) of $5.9 million and $1.0 million at December 31, 2007 and 2006, respectively.

The effect of reinsurance on net premiums written and earned is as follows:

	Year Ended December 31
	2007	2006	2005
	(In thousands)
Net premiums written:
Direct	$1,208,949	$1,127,758	$1,117,370
Assumed	126,109	112,615	80,227
Ceded	(150,173)	(128,388)	(96,910)

Net premiums written	$1,184,885	$1,111,985	$1,100,687

Net premiums earned:
Direct	$1,108,655	$1,062,415	$1,015,909
Assumed	75,071	84,569	102,203
Ceded	(145,116)	(131,138)	(99,442)

Net premiums earned	$1,038,610	$1,015,846	$1,018,670

Radian Guaranty entered into ten-year variable quota share treaties in each of the years 1994 through 1997 to reinsure its primary risk originated in each of these years and a portion of its pool risk written in 1997. The term of each treaty was 10 years and was non-cancelable by either party except under certain conditions. Under the terms of the treaties, Radian Guaranty ceded premiums to the reinsurer based on 15% of the premium received on the covered business. Radian Guaranty was entitled to receive a commission ranging from 30% to 32% of the premium paid under the treaty provided that certain loss rates were not exceeded. In return for the payment of the ceded premium, Radian Guaranty received variable quota-share loss relief at levels ranging from 7.5% to 15.0% based upon the loss ratio on the covered business. The treaties also included underwriting-year excess coverage that entitled Radian Guaranty to receive 8% of the premium written on the covered business under each treaty at the end of the fourth, seventh and tenth years to the extent that this amount was greater than the total amount previously received under the variable quota-share coverage provision of the treaty. Premiums were payable to the reinsurer on a quarterly basis net of commissions due and any losses calculated under the variable quota-share coverage.

Provisional losses recoverable under these quota share treaties were $12.5 million at December 31, 2006. The 2006 provisional losses recoverable represent amounts due to us under the variable quota-share treaty entered in 1997. These recoverable amounts covered the books of business originated by Radian Guaranty in those years. In 2007, the reinsurer reimbursed us for the remaining underwriting-year excess coverage due under the tenth year of the 1997 treaty. In December 2006, Radian Guaranty terminated the remaining variable quota-share reinsurance treaty, as allowed under the terms of the treaty.

We and other companies in the mortgage insurance industry participate in reinsurance arrangements with mortgage lenders commonly referred to as “captive reinsurance arrangements.” Under captive reinsurance arrangements, a mortgage lender typically establishes a reinsurance company that assumes part of the risk associated with the portfolio of that lender’s mortgages insured by us on a flow basis (as compared to mortgages insured in structured transactions, which typically are not eligible for captive reinsurance arrangements). In return for the reinsurance company’s assumption of a portion of the risk, we cede a portion of the mortgage insurance premiums paid to us to the reinsurance company. In most cases, the risk assumed by the reinsurance company is an excess layer of aggregate losses that would be penetrated only in a situation of adverse loss development, such as losses brought on by significant national or regional downturns in the real estate market. Until recently, losses under most captive reinsurance treaties have not approached a level requiring payment to us. However, in the current credit environment in which losses have increased significantly, it is likely that many captive reinsurance treaties relating to the 2006 through 2007 insured mortgage portfolios will attach and require payment to us from the captive reinsurer. Ceded losses recoverable from such captives began to be booked in the fourth quarter of 2007, and should accelerate throughout 2008, although most cash recoveries are not expected until 2009 and later. Depending on market conditions, captive reinsurance could serve as a significant source of reinsurance recoveries for us beginning in 2009. We also offer, on a limited basis, “quota share” captive reinsurance agreements under which the captive reinsurance company assumes a pro rata share of all losses in return for a pro rata share of the premiums collected.

The captive reinsurers are typically required to maintain minimum capitalization equal to 10% of the risk assumed. Risk ceded under captive reinsurance arrangements at December 31, 2007, and 2006, was $2.8 billion and $2.4 billion, respectively. For the years ended December 31, 2007, 2006 and 2005, Radian Guaranty had ceded premiums written of $138.7 million, $116.2 million and $91.8 million, respectively, and ceded premiums earned of $134.6 million, $116.6 million and $90.7 million, respectively, under these various captive reinsurance arrangements. Ceded losses in 2007 were $3.9 million. In 2006 and 2005, ceded losses were not significant.

We protect against losses in excess of our expectations on some of the risk associated with non-prime and riskier products by reinsuring this business through Smart Home transactions. In 2004, we developed Smart Home as a way to effectively transfer risk from our portfolio to investors in the capital markets. Smart Home mitigates our risk against catastrophic loss, concentrated positions and riskier products. As a result, Smart Home arrangements are important in managing our risk profile, especially in the non-prime market. Approximately 5% and 10% of our primary mortgage risk in force was included in Smart Home arrangements at December 31, 2007 and 2006, respectively. In these transactions, we reinsure the middle layer risk positions, while retaining a significant portion of the total risk comprising the first-loss and most remote risk positions.

Since August 2004, we have completed four Smart Home arrangements. Details of these transactions (aggregated) as of the initial closing of each transaction and as of December 31, 2007 are as follows:

	Initial	As of December 31, 2007

Pool of mortgages (par value)	$ 14.7 billion	$6.6 billion

Risk in force (par value)	$3.9 billion	$1.7 billion

Notes sold to investors/risk ceded (principal amount)	$718.6 million	$605.2 million

Ceded premiums written in 2007, 2006 and 2005 include $11.0 million, $12.0 million and $3.5 million, respectively, related to the Smart Home transactions. Ceded premiums earned were $11.4 million, $12.3 million and $3.0 million in 2007, 2006 and 2005, respectively. Ceded losses in 2007 were $9.8 million as a result of the Smart Home transactions. There were no ceded losses in 2006 or 2005.

6. Losses and Loss Adjustment Expenses (“LAE”)

We establish reserves to provide for the estimated losses from claims and LAE on defaults (or delinquencies) reported.

The reserve for losses and LAE is comprised of:

(In thousands)	2007	2006
Mortgage insurance reserves	$1,345,452	$653,236
Financial guaranty reserves	253,304	189,047

Total reserve for losses and LAE	$1,598,756	$842,283

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

The following tables present information relating to our mortgage insurance reserves and LAE (in thousands):

	2007	2006	2005
Mortgage Insurance
Balance at January 1	$653,236	$596,210	$559,632
Less Reinsurance recoverables	21,763	—	—
Balance at January 1, net	631,473	596,210	559,632
Add losses and LAE incurred in respect of default notices received in:
Current year	1,127,118	465,823	445,935
Prior years	74,255	(117,205)	(86,819)

Total incurred	1,201,373	348,618	359,116

Deduct losses and LAE paid in respect of default notices received in:
Current year	100,338	41,873	47,066
Prior years	409,042	271,482	275,472

Total paid	509,380	313,355	322,538

Foreign exchange adjustment	(2)	—	—

Balance at December 31, net	1,323,464	631,473	596,210
Add Reinsurance recoverables (1)	21,988	21,763	—

Balance at December 31	$1,345,452	$653,236	$596,210

(1)	Related to ceded losses on captive transactions and Smart Home.

As a result of changes in estimates of losses on defaults in prior years, the provision for losses and LAE in our mortgage insurance business increased by $74.3 million in 2007, decreased by $117.2 million in 2006 and decreased by $86.8 million in 2005. These differences are due to a difference in the actual development of delinquent loans from the estimate at the prior year end. In 2005 and 2006, the rate of delinquencies going to claim was less than the expected amount due to a strong economy and housing market and a liquid mortgage market. In the second half of 2007, the rate at which delinquencies became claims began to increase substantially, when the housing and mortgage markets began to suffer, thereby causing an increase in claims paid and in the loss reserve overall, which included an upward revision of the overall loss reserve on many delinquencies that existed.

The following table shows our mortgage insurance reserves by category:

	Year Ended December 31
	2007		2006	2005
Prime	$343,705		$198,133	$179,152
Alt-A	450,106		136,411	137,430
A minus and below	361,240		228,012	190,312
Pool insurance	54,394		31,116	44,135
Seconds	112,751	(1)	36,166	35,876
Other	1,268		1,635	9,305

Reserve for losses, net	1,323,464		631,473	596,210
Reinsurance recoverable (2)	21,988		21,763	—

Reserve for losses	$1,345,452		$653,236	$596,210

(1)	Does not include amounts related to expected future losses that are included in the reserve for second-lien premium deficiency.
(2)	Related to ceded losses on captive transactions and Smart Home.

The following table shows the mortgage insurance range of loss and LAE reserves, as determined by our actuaries, and recorded reserves for losses and LAE, as of December 31, 2007 and 2006:

	As of December 31, 2007			As of December 31, 2006
Loss and LAE Reserves (In millions)	Low	High	Recorded	Low	High	Recorded
Mortgage Insurance Operations	$1,239.7	$1,451.3	$1,345.5	$592.0	$693.7	$653.2

Reserves for our mortgage insurance business are set at the exact point of our modeled output for loss and LAE reserves. In light of the regular adjustments made to the underlying assumptions in our model as discussed above, we believe the amount generated by our model at December 31, 2007 best represents the most accurate estimate of our future losses and LAE. We believe the high and low amounts highlighted in the table above represent a reasonable estimate of the range of possible outcomes around our recorded reserve point for the period indicated.

We considered the sensitivity on loss reserve estimates at December 31, 2007, by assessing the potential changes resulting from a hypothetical parallel shift in severity and claim rate. For example, assuming all other factors remain constant, for every 1% change in claim severity or claim rate, we estimated a $12.1 million change in our loss reserves at December 31, 2007.

The following tables present information relating to our financial guaranty reserves and LAE (in thousands):

	Year Ended December 31
	2007	2006	2005
Financial Guaranty
Balance at January 1	$189,047	$204,792	$241,380
Less Reinsurance recoverables	2,259	2,699	2,235

Balance at January 1, net	186,788	202,093	239,145
Add losses and LAE incurred related to:
Current year	126,372	27,431	47,463
Prior years	(28,382)	(6,771)	(15,946)

Total incurred	97,990	20,660	31,517

Deduct losses and LAE paid related to:
Current year	3,051	4,135	564
Prior years	29,791	34,301	64,119

Total paid	32,842	38,436	64,683

Foreign exchange adjustment	1,198	2,471	(3,886)

Balance at December 31, net	253,134	186,788	202,093
Add Reinsurance recoverables	170	2,259	2,699

Balance at December 31	$253,304	$189,047	$204,792

During 2007, 2006 and 2005, our incurred losses and LAE in our financial guaranty insurance business for prior years were reduced by $28.4 million, $6.8 million and $15.9 million, respectively, mainly related to favorable loss development in our trade credit reinsurance business reserved for in prior years.

The following table shows the breakdown of the reserve for losses and loss adjustment expenses for our financial guaranty segment at the end of each period indicated:

	December 31
	2007		2006	2005
Financial Guaranty:
Case reserves	$33,317		$45,803	$58,013
Allocated non-specific	141,270	(1)	26,185	27,750
Unallocated non-specific	49,195		60,431	54,878
Trade Credit Reinsurance and Other:
Case reserves	16,000		23,493	22,068
IBNR	13,522		33,135	42,083

Total	$253,304		$189,047	$204,792

(1)	Includes a $100.0 million increase for one credit that is a CDO of ABS for which claims have been paid equal to such reserves in the first quarter of 2008.

At December 31, 2007, 16 credits were included in our allocated non-specific reserves of $141.3 million, including a $100.0 million reserve established in 2007 related to a BBB-rated credit that is a collateralized debt obligation (“CDO”) of an asset-backed security (“ABS”). These credits have a par amount of $362.3 million. We expect that we will suffer losses with respect to these insured obligations equal to the amount reserved.

Our unallocated non-specific loss reserve at December 31, 2007, was $49.2 million. The range between the unallocated non-specific reserves that would have resulted from applying the highest and lowest default factors generated by any of the three models was approximately $25 million to $67 million, which we believe provides a reasonably likely range of expected losses.

We discount financial guaranty case reserves arising from defaults that involve claim payments over an extended period of time. The discount rate corresponds to our statutory investment yield of 4.40% in 2007 and 4.36% in 2006. Discounted liabilities at December 31, 2007, were $9.2 million, net of discounts of $3.1 million, compared to discounted liabilities of $9.9 million, net of discounts of $4.2 million, at December 31, 2006. We do not discount our non-specific reserves.

As potential losses migrate through our surveillance process toward actual defaults, we reclassify and update loss estimates among these three reserve categories. These transfers are highlighted in the table below.

The following table shows our case and non-specific reserves for losses and loss adjustment expenses for our financial guaranty business, and case reserves and incurred but not reported (“IBNR”) related to the non-financial guaranty businesses included in our financial guaranty segment as of the indicated dates (in thousands):

	Financial Guaranty			Trade Credit and Other
	Case Reserves	Non-Specific Allocated Reserves	Non-Specific Unallocated Reserves	Case Reserves	IBNR	Total
Balance at December 31, 2004	$98,359	$9,750	$56,748	$34,126	$42,397	$241,380
Less Reinsurance Recoverable	—	—	—	1,654	581	2,235

Net Loss Reserves at December 31, 2004	98,359	9,750	56,748	32,472	41,816	239,145
Total Incurred	—	—	14,307	16,138	1,072	31,517
Transfers	(1,823)	18,000	(16,177)	—	—	—
Total Paid	38,523	—	—	26,160	—	64,683
Foreign Exchange Adjustment	—	—	—	(1,899)	(1,987)	(3,886)

Net Loss Reserves at December 31, 2005	58,013	27,750	54,878	20,551	40,901	202,093
Plus Reinsurance Recoverable	—	—	—	1,517	1,182	2,699

Loss Reserves at December 31, 2005	58,013	27,750	54,878	22,068	42,083	204,792
Less Reinsurance Recoverable	—	—	—	1,517	1,182	2,699

Net Loss Reserves at December 31, 2005	58,013	27,750	54,878	20,551	40,901	202,093
Total Incurred	—	—	14,532	15,699	(9,571)	20,660
Transfers	10,544	(1,565)	(8,979)	—	—	—
Total Paid	22,754	—	—	15,682	—	38,436
Foreign Exchange Adjustment	—	—	—	1,571	900	2,471

Net Loss Reserves at December 31, 2006	45,803	26,185	60,431	22,139	32,230	186,788
Plus Reinsurance Recoverable	—	—	—	1,354	905	2,259
Loss Reserves at December 31, 2006	45,803	26,185	60,431	23,493	33,135	189,047
Less Reinsurance Recoverable	—	—	—	1,354	905	2,259

Net Loss Reserves at December 31, 2006	45,803	26,185	60,431	22,139	32,230	186,788
Total Incurred	—	—	114,900	2,270	(19,180)	97,990
Transfers	11,051	115,085	(126,136)	—	—	—
Total Paid	23,537	—	—	9,305	—	32,842
Foreign Exchange Adjustment	—	—	—	896	302	1,198

Net Loss Reserves at December 31, 2007	33,317	141,270	49,195	16,000	13,352	253,134
Plus Reinsurance Recoverable	—	—	—	—	170	170

Loss Reserves at December 31, 2007	$33,317	$141,270	$49,195	$16,000	$13,522	$253,304

7. Long-Term Debt and Other Borrowings

The composition of our long-term debt and other borrowings at December 31, 2007 and December 31, 2006 was as follows:

(In thousands)	December 31 2007	December 31 2006
5.625% Senior Notes due 2013	$248,861	$248,677
7.75% Debentures due 2011	249,585	249,483
5.375% Senior Notes due 2015	249,647	249,610
Borrowings under unsecured revolving credit facility	200,000	—

	$948,093	$747,770

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

In February 2003, we issued $250 million of unsecured senior notes. These notes bear interest at the rate of 5.625% per annum, payable semi-annually on February 15 and August 15 beginning August 15, 2003. These notes mature in February 2013. We have the option to redeem some or all of the notes at any time with not less than 30 days’ notice at a redemption price equal to the greater of the principal amount of the notes or the sum of the present values of the remaining scheduled payments of principal and interest on the notes to be redeemed. We used a portion of the proceeds from the offering to repay $75.0 million in principal outstanding on 6.75% debentures issued by EFSG. The remainder was used for general corporate purposes. In April 2004, we entered into interest-rate swap contracts that effectively converted the interest rate on this fixed-rate debt to a variable rate based on a spread over LIBOR. We terminated these swaps in January, 2008.

In May 2001, we issued $250 million of 7.75% debentures due June 1, 2011. Interest on the debentures is payable semi-annually on June 1 and December 1. We have the option to redeem some or all of the debentures at any time with not less than 30 days’ notice.

On December 13, 2006, we entered into a $400 million unsecured revolving credit facility that is scheduled to expire on December 13, 2011. This facility includes an additional $100 million uncommitted line that we may exercise at our option, subject to our obtaining necessary commitments from lenders. On August 15, 2007, we drew down $200 million in principal amount under this facility. The amounts drawn down bear interest at a rate equal to LIBOR plus 20 basis points (which resets periodically) as specified by the credit facility and was 5.14% at December 31, 2007. At December 31, 2007, the outstanding balance under this facility was $200 million, with $200 million remaining available under the facility.

Principal payments on our long-term debt and other borrowings are scheduled to be repaid as follows:

(In thousands)
2011	$449,585
Thereafter	498,508

$948,093

Our unsecured revolving credit facility requires us to maintain a consolidated net worth of at least $2 billion. In addition, under the credit facility, our senior debt ratings, as provided by S&P and Moody’s, may not (1) at the same time be lower than A-for S&P and A3 for Moody’s, or (2) be lower than either BBB for S&P or Baa2 for Moody’s. At December 31, 2007 and 2006, we were in compliance with all debt covenants.

8. Preferred Securities

In September 2003, Radian Asset Assurance completed a transaction for $150 million of money market committed preferred custodial trust securities (“CPS”), pursuant to which it entered into a series of three perpetual put options on its own preferred stock to Radian Asset Securities Inc. (“Radian Asset Securities”), our wholly-owned subsidiary. Radian Asset Securities in turn entered into a series of three perpetual put options on its own preferred stock (on substantially identical terms to the Radian Asset Assurance preferred stock). The counterparties to the Radian Asset Securities put options are three trusts established by two major investment banks. The trusts were created as a vehicle for providing capital support to Radian Asset Assurance by allowing Radian Asset Assurance to obtain immediate access to additional capital at its sole discretion at any time through the exercise of one or more of the put options and the corresponding exercise of one or more corresponding Radian Asset Securities put options.

If the Radian Asset Assurance put options were exercised, Radian Asset Securities, through the Radian Asset Assurance preferred stock thereby acquired, and investors, through their equity investment in the Radian Asset Securities preferred stock, would have rights to the assets of Radian Asset Assurance as an equity investor in Radian Asset Assurance. Such rights would be subordinate to policyholders’ claims, as well as to claims of general unsecured creditors of Radian Asset Assurance, but ahead of ours, through EFSG, as the owner of the common stock of Radian Asset Assurance. If all the Radian Asset Assurance put options were exercised, Radian Asset Assurance would receive up to $150 million in return for the issuance of its own perpetual preferred stock, the proceeds of which would be usable for any purpose, including the payment of claims. Dividend payments on the preferred stock will be cumulative only if Radian Asset Assurance pays dividends on its common stock.

Each trust is restricted to holding high-quality, short-term commercial paper investments to ensure that it can meet its obligations under the put options. To fund these investments, each trust issued its own auction market perpetual preferred stock. On September 5, 2007, Fitch downgraded its rating of the trusts to “BBB+” from “A.” As a result of this downgrade, the maximum spread over LIBOR payable by us for maintenance of these options increased to 300 basis points from 200 basis points. Because sufficient auction clearing bids have not been made, the reset auction rate for the options has reset at this maximum rate, resulting in a $1.5 million increase in the annual cost to us of maintaining these options. Each trust remains rated “A” by S&P. The initial costs to issue this facility were recorded as a reduction to additional paid-in capital.

The aggregate fair value of the put options, is recorded as an asset or derivative liabilities and changes in the fair value of the put options are recorded as a change in fair value of derivatives. At December 31, 2007 we recorded an asset of approximately $35 million and a change in fair value of derivatives of approximately $32 million. Prior to the fourth quarter of 2007, the value of the put options and the put premium were immaterial to our consolidated financial statements.

9. Income Taxes

The components of our consolidated income tax (benefit) provision are as follows (in thousands):

	Year Ended December 31
	2007	2006	2005
Current	$101,219	$85,800	$70,329
Deferred	(879,835)	145,297	147,156

	$(778,616)	$231,097	$217,485

The reconciliation of taxes computed at the statutory tax rate of 35% for 2007, 2006 and 2005, to the (benefit) provision for income taxes is as follows (in thousands):

	Year Ended December 31
	2007	2006	2005
(Benefit) provision for income taxes computed at the statutory tax rate	$(724,120)	$284,644	$259,119
Change in tax resulting from:
Tax-exempt municipal bond interest and dividends received deduction (net of proration)	(55,303)	(52,142)	(48,573)
Foreign tax (benefit) provision	(1,563)	3,197	—
Unrecognized tax benefits—FIN No. 48	(2,170)	—	—
Other, net	4,540	(4,602)	6,939

(Benefit) provision for income taxes	$(778,616)	$231,097	$217,485

The significant components of our net deferred tax assets and liabilities are summarized as follows (in thousands):

	December 31
	2007	2006
Deferred tax assets:
Loss reserves	$12,803	$42,102
Partnership investments	109,190	—
Accrued expenses	15,738	19,364
Assignment sales income	16,238	10,233
Unearned premiums	29,052	—
Premium deficiency reserves	68,476	—
Differences in fair value of derivative instruments	421,545	—
Other	35,091	19,097

	708,133	90,796

Deferred tax liabilities:
Deduction related to purchase of Tax and Loss (“T&L”) bonds	583,036	941,948
Deferred policy acquisition costs	82,250	77,427
Net unrealized gain on investments	46,586	81,804
Partnership investments	—	29,942
Differences in fair value of derivative instruments	—	44,597
Unearned premiums	—	282
Depreciation	1,503	2,851
Foreign currency	6,799	5,286
Other	14,664	36,399

	734,838	1,220,536

Net deferred tax liability	$26,705	$1,129,740

We believe that our deferred tax assets will more likely than not be fully realized in future periods and, therefore, we have not established a valuation allowance with respect to such assets.

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

Cumulative T&L bonds purchased and subsequent redemptions are reflected in the balance of prepaid federal income taxes on our consolidated balance sheets. During 2007, we redeemed approximately $15.3 million of T&L bonds, net of current year T&L bonds purchased. Prepaid federal income taxes include T&L bonds of $793.5 million and $808.7 million at December 31, 2007 and 2006, respectively.

We adopted FIN No. 48 on January 1, 2007. The cumulative effect of applying the provisions of FIN No. 48 was a $21 million decrease in retained earnings. Prior to the implementation of FIN No. 48, we maintained reserves for contingent tax liabilities, which totaled approximately $20 million as of December 31, 2006. As of December 31, 2007, we have approximately $38.9 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. Our policy for the recognition of interest and penalties associated with uncertain tax positions is to record such items as a component of our income tax provision. The table below details the cumulative effect of applying the provisions of FIN No. 48 as of December 31, 2007.

The effect of unrecognized tax benefits on our consolidated balance sheets and results of operations is as follows:

(In thousands)	January 1 2007	(Decrease) Increase	December 31 2007
Unrecognized tax benefits	$190,315	$(67,967)	$122,348

Unrecognized tax benefits that, if recognized, would affect the effective tax rate	$41,118	$(2,170)	$38,948

Interest and penalties accrued	$28,085	$52	$28,137

Interest and penalties charged to income	$—	$52	$52

A reconciliation of the beginning and ending unrecognized tax benefits is as follows:

(Dollars in thousands)
Balance, January 1, 2007	$190,315
Tax positions related to the current year:
Increases	—
Decreases	—
Tax positions related to prior years:
Increases	13,007
Decreases	(5,047)
Changes in judgment	(54,816)
Settlements during the period	—
Lapses of applicable statute of limitation	(21,111)

Balance, December 31, 2007	$122,348

We have taken a position in various jurisdictions that we are not required to remit taxes with regard to the income earned on our investment in certain partnership interests. Although we believe that these tax positions are likely to succeed if adjudicated in a court of last resort, measurement under FIN No. 48 of the potential amount of liability for state and local taxes and the potential for penalty and interest thereon is performed on a quarterly basis. Over the next twelve months, additional taxable income or taxable losses may be generated from these investments, which would require increases or decreases in our calculations of potential state and local taxes, including any penalty and interest thereon. An estimate of the taxable income or loss, the character of such income or loss and its impact to the current income taxes payable over the next 12-month period cannot be reasonably made at this time.

The IRS opposes the recognition of certain tax losses and deductions that were generated through our investment in a portfolio of residual interests in REMICs and has proposed adjustments to us denying the associated tax benefits of these items. We are contesting all such proposed adjustments relating to the IRS’s opposition of the tax benefits in question and are working with tax counsel in our defense efforts. When an examination has not been settled at the local examination division level, the IRS will usually issue a “30-day” letter which contains details of the proposed adjustments and the taxpayer’s rights to appeal. Upon receipt of the IRS’s 30-day letter, we may make a payment with the U.S. Department of the Treasury to avoid the accrual of the above-market-rate interest associated with our estimate of the potentially unsettled adjustment. We anticipate receiving the 30-day letter related to this matter and making the payment on account during the first or second quarter of 2008. The cash requirement for the payment on account is anticipated to be approximately $75.0 million to $80.0 million. Any ultimate overpayment associated with the payment on account would be recovered through a formal claim for refund process.

The following calendar tax years, listed by major jurisdiction, remain subject to examination:

U.S. Federal Corporation Income Tax	2000 – 2006	(1)
Significant State and Local Jurisdictions (2)	1999 – 2006

(1)	Our U.S. federal corporation income tax returns filed for calendar years 2000 through 2004 are currently being examined by the Internal Revenue Service (“IRS”). The IRS may also open the 1999 tax year for examination under Internal Revenue Code Section 6501(e) (“IRC Section 6501(e)”). With regard to the 1999 calendar year, we have agreed to extend the statute of limitations for the assessment of tax to June 30, 2008. The extension of the statute of limitations is contingent upon the IRS’s successful application of the provisions of IRC Section 6501(e). With regard to calendar years 2000 through 2003, we have also agreed to extend the statute of limitations for the assessment of tax to June 30, 2008. All such statute of limitation extensions, including the 1999 calendar year extension, have limited the scope of the examinations to the recognition of certain tax benefits that were generated through our investment in a portfolio of residual interests in Real Estate Mortgage Investment Conduits (“REMICs”).
(2)	Arizona, California, Florida, Georgia, New York, Ohio, Pennsylvania, Texas and New York City.

10. Stockholders’ Equity and Dividend Restrictions

We act principally as a holding company for our insurance subsidiaries and do not have any significant operations of our own. Dividends from our subsidiaries, which include amounts received from our affiliates (C-BASS and Sherman), and regulated permitted payments to us under our tax-and expense-sharing arrangements with our subsidiaries, along with income from our investment portfolio, are our principal sources of cash to pay stockholder dividends and to meet our obligations. These obligations include our operating expenses, taxes and interest and principal payments on our long-term debt and other borrowings. The payment of dividends and other distributions to us by our insurance subsidiaries are limited by insurance laws and regulations. In general, dividends in excess of prescribed limits are deemed “extraordinary” and require insurance regulatory approval. In addition, although we have expense-sharing arrangements in place with our principal operating subsidiaries that require those subsidiaries to pay their share of holding company-level expenses, including interest expense on long-term debt and other borrowings, these expense-sharing arrangements may be changed at any time by the applicable state insurance departments. In addition, our insurance subsidiaries’ ability to pay dividends to us, and our ability to pay dividends to our stockholders, is subject to various conditions imposed by the rating agencies for us to maintain our ratings. If the cash we receive from our subsidiaries pursuant to tax- and expense-sharing arrangements is insufficient for us to fund our obligations, we may be required to seek capital by incurring additional debt, by issuing additional equity or by selling assets, which we may be unable to do on favorable terms, if at all.

Radian Guaranty’s and Radian Insurance’s ability to pay dividends on their common stock is restricted by certain provisions of the insurance laws of Pennsylvania. Under Pennsylvania’s insurance laws, dividends and other distributions may only be paid out of an insurer’s unassigned surplus unless the Pennsylvania Insurance Commissioner approves additional dividends. Radian Guaranty and Radian Insurance had negative unassigned surplus at December 31, 2007 of $10.3 million and $26.1 million, respectively. In addition, without the prior approval of the Pennsylvania Insurance Commissioner, an insurer only may pay dividends during any 12-month period in an aggregate amount less than or equal to the greater of (i) 10% of the preceding year-end statutory policyholders’ surplus, or (ii) the preceding year’s statutory net income. In accordance with this test, no amounts would be available for dividends from Radian Guaranty and Radian Insurance in 2008. Radian Insurance has not paid any dividends to Radian Guaranty, its immediate parent company. Radian Guaranty paid $150.9 million of dividends in 2007 and transferred its investment in Sherman of $104 million in 2007 to Radian Group.

Amerin Guaranty’s ability to pay dividends on its common stock is restricted by certain provisions of the insurance laws of Illinois. The insurance laws of Illinois establish a test limiting the maximum amount of dividends that may be paid from unassigned surplus by an insurer without prior approval by the Illinois Insurance Commissioner. Under this test, Amerin Guaranty may pay dividends during any 12-month period in an aggregate amount less than or equal to the greater of (i) 10% of the preceding year-end statutory policyholders’ surplus, or (ii) the preceding year’s statutory net income. In accordance with this test, Amerin Guaranty would not be able to pay a dividend in 2008 without prior regulatory approval.

Radian Asset Assurance’s ability to pay dividends is restricted by certain provisions of the insurance laws of New York. Under the New York insurance laws, Radian Asset Assurance may only declare or distribute dividends from earned surplus. Unless the company has prior approval from the New York Superintendent of Insurance, the company can only pay a dividend, which when totaled with all other dividends declared or distributed by it during the preceding twelve months, is the lesser of 10% of its surplus to policyholders as shown by its last statement on file with the Superintendent of Insurance, or 100% of adjusted net investment income. At December 31, 2007, Radian Asset Assurance had $113.7 million available for dividends that could be paid in 2008 without prior approval.

Radian Asset Assurance Limited’s (“RAAL’s”) ability to pay dividends to Radian Asset Assurance is restricted by legal provisions in the United Kingdom whereby it may only distribute by way of dividend its accumulated realized profits (not previously distributed) less accumulated realized losses, and such dividends may not be paid out of capital. In accordance with these restrictions, $16.4 million would be available to be paid as dividends in 2008.

The FSA requires insurance companies to maintain minimum capital, calculated with reference to gross written premiums. RAAL’s equity shareholder’s funds and statutory policyholders’ surplus as of and for the years ended December 31 was as follows:

	2007	2006
	(In millions)
Equity shareholder’s funds	$100.8	$91.4
Statutory policyholders’ surplus	$92.7	$79.1

Radian Guaranty’s statutory net (loss) income, statutory policyholders’ surplus and contingency reserve as of and for the years ended December 31 was as follows:

	2007	2006	2005
	(In millions)
Statutory net (loss) income	$(146.2)	$384.7	$460.2
Statutory policyholders’ surplus	$184.4	$496.1	$413.4
Contingency reserve	$2,322.8	$2,716.3	$2,500.0

Under Illinois insurance regulations, Amerin Guaranty is required to maintain statutory-basis capital and surplus of $1.5 million. Amerin Guaranty’s statutory net (loss) income and statutory policyholders’ surplus as of and for the years ended December 31 was as follows:

	2007	2006	2005
	(In millions)
Statutory net (loss) income	$(217.8)	$(3.8)	$10.4
Statutory policyholders’ surplus	$(11.4)	$202.1	$197.1

In March 2008, Radian Group contributed $15 million to Amerin Guaranty in order for them to be in compliance with Illinois insurance regulations.

Radian Insurance’s statutory net (loss) income, statutory policyholders’ surplus and contingency reserve as of and for the years ended December 31 was as follows:

	2007	2006	2005
	(In millions)
Statutory net (loss) income	$(252.8)	$40.8	$48.7
Statutory policyholders’ surplus	$509.9	$627.9	$131.0
Contingency reserve	$15.6	$117.4	$76.9

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

	2007	2006	2005
	(In millions)
Statutory net income	$124.0	$52.1	$117.0
Statutory policyholders’ surplus	$1,137.1	$1,001.3	$994.5
Contingency reserve	$433.3	$336.7	$271.9

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

The differences between the statutory net income and surplus and the consolidated net income and equity presented on a GAAP basis, represent differences between GAAP and Statutory Accounting (“STAT”) for the following reasons:

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

(b) In accordance with New York insurance law, financial guaranty insurance companies are required to establish a contingency reserve in the amount prescribed by legislation. Such legislation requires that, for financial guaranty policies each insurer must establish a contingency reserve equal to the greater of 50% of premiums written or a stated percentage of the principal guaranteed, ratably over 15–20 years dependent upon the category of obligation insured. Reinsurers are required to establish a contingency reserve equal to their proportionate share of the reserve established by the primary insurer. Also under STAT, case reserves are required to be established in the year in which the default occurred. We establish non-specific reserves under GAAP as described in Note 2.

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

(g) Under STAT, SFAS No. 123R is not applicable. SFAS No. 123R has been adopted for our GAAP financial statements.

(h) Under STAT, change in fair value of derivatives is not recorded, except for changes associated with known credit losses. Any loss payments that are made are included in the provision for losses.

11. Stock-Based Compensation

We have an equity compensation plan, the Radian Group Inc. Equity Compensation Plan (the “Plan”), under which we may provide grants of incentive stock options, non-qualified stock options, restricted stock, stock appreciation rights (referred to as “SARs”), performance shares and phantom stock. To date, all awards granted under the Plan have been in the form of non-qualified stock options, restricted stock and phantom stock. The Plan provides for the grant of all options (other than incentive stock options to holders of 10% of our voting shares) at an option price per share equal to 100% of the market price of our common stock on the date of grant. The Plan authorizes the issuance of up to 9,400,000 shares of our common stock, of which there are approximately 175,254 shares remaining available for grants under the Plan as of December 31, 2007. Officers and other employees (of Radian or its affiliates) are eligible to participate in the Plan. Non-employee directors are also eligible to participate in the Plan, but are not permitted to receive grants of incentive stock options.

On May 9, 2006, our stockholders approved an amendment to the Plan to extend the expiration date of the Plan from December 31, 2006 to December 31, 2008.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123R to stock-based employee compensation prior to 2006 (in thousands, except per-share amounts).

2005
Net income, as reported	$522,854
Add: Stock-based employee compensation expense included in reported net income, net of tax	3,094
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax	(13,879)

Pro forma net income	$512,069

Pro forma net income available to common stockholders	$513,940

Earnings per share
Basic—as reported	$6.10

Basic—pro forma	$5.98

Diluted—as reported	$5.91

Diluted—pro forma	$5.79

For the years ended December 31, 2007 and 2006, the adoption of SFAS No. 123R resulted in incremental stock-based compensation of $9.8 million and $10.8 million, respectively, of which $3.4 million and $3.8 million was deferred as policy acquisition costs. The incremental stock-based compensation expense for the year ended December 31, 2007 caused loss before income taxes and net loss to increase by $6.4 million and $4.2 million, respectively, and both basic and diluted earnings per share to decrease by $0.05 per share. The incremental stock-based compensation expense for the year ended December 31, 2006 caused income before income taxes and net income to decrease by $7.0 million and $4.6 million, respectively, and both basic and diluted earnings per share to decrease by $0.06 per share. In computing the pro-forma expense in prior years, there was no assumption that any compensation expense related to stock options would be deferred, and therefore, pro-forma adjustments in prior periods do not include adjustments related to acquisition costs. Cash provided by operating activities decreased and cash provided by financing activities for the years ended December 31, 2007 and 2006 increased by $5.5 million and $4.8 million, respectively, related to excess tax benefits from stock-based payment arrangements.

We elected to apply the short-cut method in accounting for the windfall of tax benefits under SFAS No. 123R. Should future offsets to the windfall as a result of cancellations, expirations or exercise shortfalls exceed the balance of $25.6 million at December 31, 2007, the excess would be reflected in the Consolidated Statements of Income.

If any third party were to acquire beneficial ownership of 20% or more of our outstanding common stock, a significant portion of the equity issued under the Plan, including performance shares granted to executive officers, would become fully vested and transferable. We estimate that this would result in a pre-tax accounting charge to us of approximately $25 million to $35 million, representing an acceleration of compensation expense under SFAS No. 123R.

Stock Options

We use the Black-Scholes model in determining the fair value of stock-based compensation issued to employees and directors. The fair value of the stock options granted was estimated using this model on the date of grant using the assumptions noted in the following table for options granted in that year:

	Year Ended December 31
	2007	2006	2005
Expected life (years) (1)	4.75	4.75	5.50
Risk-free interest rate (2)	4.09%	4.43%	3.65%
Volatility	35.21%	24.78%	32.23%
Dividend yield	0.41%	0.14%	0.16%

(1)	Beginning in 2006, with the adoption of SFAS No. 123R, the expected life of stock options granted was based on the simplified method. Stock options have historically been granted with a vesting period of three or four years, expiring over seven or 10 years.
(2)	The risk-free interest rate is based on the U.S. treasury yield curve in effect at the time of grant.

Unless otherwise specified, each option vests ratably over three to four years, beginning one year after the date of grant. As long as the grantee is still with Radian, if not sooner vested by its terms, each option fully vests upon the earliest of:

•	for employees, the grantee’s normal or early retirement date;

•	for non-employee directors, the grantee’s departure from the board of directors;

•	five years from the date of the grant;

•	the grantee’s death or disability; or

•	the occurrence of a change of control of Radian.

A grantee may pay the option price in cash or, with the consent of the Compensation and Human Resources Committee of our board of directors (the “Compensation Committee”), shares of our common stock, or by making other arrangements satisfactory to us.

Information with regard to stock options for the periods indicated is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding, January 1, 2005	4,499,008	$34.17
Granted	921,530	48.27
Exercised	(1,369,421)	27.75
Forfeited	(153,803)	44.61
Expired	(23,576)	35.29

Outstanding, December 31, 2005	3,873,738	39.37

Granted	1,031,650	56.03
Exercised	(761,325)	35.34
Forfeited	(290,654)	38.99
Expired	(15,868)	33.36

Outstanding, December 31, 2006	3,837,541	43.97

Granted	2,027,000	19.90
Exercised	(712,838)	35.47
Forfeited	(396,356)	48.10
Expired	(148,893)	60.51

Outstanding, December 31, 2007	4,606,454	33.80

Exercisable, December 31, 2007	1,788,041	40.23

Available for grant, December 31, 2007	175,254

The amount of cash received from the exercise of stock options for the years ended December 31, 2007 and 2006 was approximately $25.3 million and $26.9 million, respectively, and the related tax benefit was approximately $8.9 million and $9.4 million, respectively. The total intrinsic value of options exercised, at the date of exercise, during the year ended December 31, 2007 and 2006, was $18.9 million and $18.3 million, respectively. The total intrinsic value of options outstanding at December 31, 2007 was immaterial.

We generally issue shares from unissued reserved shares for exercises with an exercise price less than the treasury stock repurchase price and from treasury stock when the exercise price is greater than the treasury stock repurchase price.

The table summarizes information regarding fully vested share options as of December 31, 2007 and 2006:

($ in million, except per-share amount)	2007	2006
Number of options vested	1,788,041	1,980,995
Fair value of options vested during the year	$11.7	$11.8
Weighted-average exercise price per share	$40.23	$37.29
Aggregate intrinsic value (excess market price over exercise price)	$—	$35.5
Weighted-average remaining contractual term of options (in years)	5.1	4.4

The weighted average fair value per share of the stock options granted during the years ended December 31, 2007, 2006 and 2005 was $7.03, $16.61 and $17.43, respectively.

The following table summarizes information concerning outstanding and exercisable options at December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$10.88	100,000	6.8	$10.88	—	$—
$20.31 - $27.65	2,203,757	6.1	21.08	333,757	25.07
$31.76 - $46.39	1,096,483	4.9	39.79	979,183	39.04
$48.39 - $68.18	1,206,214	4.4	53.50	475,101	53.31

	4,606,454			1,788,041

Restricted Stock

The Compensation Committee may issue shares of our common stock under a grant of restricted stock under the Plan. The shares underlying a grant are issued in consideration for services rendered having a value, as determined by our board of directors, at least equal to the par value of the common stock. If a grantee’s relationship with us terminates while the shares are subject to restrictions imposed by the Compensation Committee, the restricted stock grant will terminate with respect to all shares that are subject to restrictions, and such shares must be immediately returned to us. While shares are subject to restrictions, a grantee may not sell, assign, transfer, pledge or otherwise dispose of the shares of our common stock, except to a successor grantee in the event of the grantee’s death. All restrictions imposed under a restricted stock grant lapse after the applicable restriction period or as the Compensation Committee may determine. Each share of restricted stock is granted at full value with no exercise price.

We granted, under the Plan, 41,300 shares of restricted stock during 2006 and 605,970 shares of restricted stock during 2007, in the case of each grant, vesting over three to four years.

Under the provisions of SFAS No. 123R, the recognition of deferred compensation as a separate line item on the consolidated balance sheets is no longer required. Therefore, in 2006, the amount that had been included in “deferred compensation” in the consolidated balance sheets at December 31, 2005 was reclassified to additional paid-in capital. The amount recorded as stock-based compensation expense related to restricted stock for the years ended December 31, 2007, 2006 and 2005 was $7.0 million, $1.4 million and $0.5 million, respectively. The amount recorded in 2007, is net of $3.6 million deferred as policy acquisition costs. There were no amounts deferred for 2006 or 2005.

Changes in our restricted stock were as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Unvested, January 1, 2007	74,632	$52.39
Granted	615,970	57.69
Vested	(42,023)	54.94
Forfeited	(106,596)	58.87

Unvested, December 31, 2007	541,983	$56.94

Phantom Stock

The Compensation Committee may grant phantom stock awards under the Plan, which entitle grantees to receive shares of our common stock on a date (referred to in the Plan as the conversion date) established by the Compensation Committee. The phantom stock may be subject to further vesting restrictions as the Compensation Committee determines. Unless otherwise provided in a grant letter, if a grantee’s relationship with us terminates during any period in which vesting restrictions apply, the phantom stock grant terminates as to all shares covered by the grant as to which vesting restrictions have not lapsed and such shares will be forfeited. Our practice to date has been to grant fully vested phantom stock to directors with a conversion date upon the termination of the director’s relationship with us. In addition, we are also using phantom stock to fund awards issued under our Performance Share Plan adopted in 2005. See “Performance Shares” below. Each share of phantom stock is granted at full value with no exercise price. All phantom stock will be paid in whole shares of our common stock, with fractional shares paid in cash. At December 31, 2007, there were approximately 787 dividend-equivalent phantom stock shares accrued that were not included in the total number of outstanding shares. The amount recorded as stock-based compensation expense related to phantom stock for the years ended December 31, 2007, 2006 and 2005 was $(3.4) million, $1.2 million and $3.1 million, respectively. The negative expense in 2007 relates to the reversal of previously recorded expense due to declines in the market price of our common stock.

Changes in our phantom stock were as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Unvested, January 1, 2007	106,101	$44.24
Granted	17,010	60.84
Vested	(22,000)	47.13

Unvested, December 31, 2007	101,111	$46.41

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan (the “ESPP”). A total of 400,000 shares of our authorized unissued common stock have been made available under the ESPP. The ESPP allows eligible employees to purchase shares of our stock at a discount of 15% of the beginning-of-period or end-of-period (each period being the first and second six calendar months in a calendar year) fair market value of the stock, whichever is lower. Under the ESPP, we sold 16,324 and 15,362 shares to employees during the years ended December 31, 2007 and 2006, respectively. Beginning in 2006, we applied SFAS No. 123R in accounting for the ESPP. The effect of the issuance of shares under the ESPP on our net income and earnings per share was immaterial in 2005. The amount recorded as stock-based compensation related to the ESPP for the years ended December 31, 2007 and 2006 was $0.1 million and $0.2 million, respectively. No stock-based compensation expense related to the ESPP was recorded for 2005.

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

On November 6, 2007, our board of directors: (1) re-started the ESPP by declaring two new six month offering periods commencing on January 1 and July 1, 2008; (2) amended the eligibility criteria of the ESPP to eliminate an 18-month waiting period previously imposed on new employees; and (3) approved certain administrative amendments to the ESPP to allow for the maximum annual contributions by participants under the ESPP to be equal to the maximum amount permitted from time to time by the Internal Revenue Service.

The following are assumptions used in our calculation of ESPP compensation expense during 2007:

January 1, 2007
Expected life	6 months
Risk-free interest rate	5.08%
Volatility	29.21%
Dividend yield	0.14%

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

At the beginning of each performance period, a target number of performance shares are established for each participant in the Program. The performance shares are denominated in shares of common stock and are settled in common shares. The maximum payout under any performance share award is 250,000 shares of common stock. The amount of stock-based compensation expense related to performance shares for the years ended December 31, 2007 and 2006 was $(3.6) million and $3.2 million, respectively. The negative expense in 2007 relates to the reversal of previously recorded expense due to declines in the market price of our common stock.

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

Unrecognized Compensation Expense

As of December 31, 2007 and 2006, unrecognized compensation expense related to the unvested portion of all of our stock-based awards was approximately $49.8 million and $31.0 million, respectively. Absent a change of control under the Plan, this cost is expected to be recognized over a weighted average period of approximately 2.2 years.

12. Benefit Plans

We maintain a noncontributory defined benefit pension plan (the “Pension Plan”) covering substantially all of our full-time employees. Effective December 31, 2006, we (1) froze all benefits accruing under the Pension Plan and (2) suspended all forms of participation under the Pension Plan. Prior to the suspension, all salaried and hourly employees of Radian and its participating subsidiaries were eligible to participate in the Pension Plan upon attaining 20-1/2 years of age and one year of eligible service. We recorded a curtailment loss of approximately $370,000 in the fourth quarter of 2006 as a result of the freezing of the Pension Plan.

The Pension Plan suspension was aimed at preparing for the future termination of the Pension Plan, and reflects a broader reliance on the Radian Group Inc. Savings Incentive Plan (the “Savings Plan”) as the primary retirement vehicle for our employees. On February 5, 2007, our board of directors approved the termination of the Pension Plan, effective June 1, 2007. We expect to record an immaterial settlement loss upon termination of the Pension Plan, which remains subject to regulatory approval and is expected to occur during 2008.

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

In addition, we surrendered some of the split-dollar life insurance policies used to finance the SERP. Each participant in the SERP received an initial balance in the BRP equal to the present value of the participant’s SERP benefit as of January 1, 2007. We currently have $9.7 million of split-dollar life insurance policies that are still outstanding.

On November 6, 2007, the BRP was amended and restated: (1) to mandate a lump sum form of payment (rather than offering an annuity election) for participants who separate from service after 2007; (2) to delink discretionary contributions under the BRP from discretionary contributions under the Savings Plan; (3) to provide us with flexibility to waive the eligibility requirements for discretionary contributions under the BRP to allow otherwise ineligible employees, such as those involuntarily terminated during the year, to participate in such contributions; and (4) to conform the BRP to the final regulations under Section 409A of the Internal Revenue Code.

The assumed discount rate for each of our benefit plans is based on assumptions intended to estimate the actual termination liability of the plan. The discount rate is a composite rate used to approximate the actual termination liability comprised of lump sum payments and an annuity purchase.

Retirement benefits are a function of the years of service and the level of compensation. Assets of the plan are allocated as follows:

	Plan Assets at December 31
	2007	2006
Pension Plan
Equity securities	60%	62%
Fixed-income securities	40	38

Total	100%	100%

The Savings Plan covers substantially all our full-time and all our part-time employees employed for a minimum of 90 consecutive days. Participants can contribute up to 25% of their base earnings as pretax contributions. We will match at least 100% of the first 6% of base earnings contributed in any given year. Our expense for matching funds for the years ended December 31, 2007, 2006 and 2005 was $5.0 million, $2.9 million and $2.6 million, respectively.

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

In addition to providing pension benefits, we provide certain healthcare and life insurance benefits to our retired employees who were hired before January 1, 1990, under a postretirement welfare plan (the “Postretirement Welfare Plan”). Until its curtailment on August 31, 2002, EFSG had a plan that provided certain healthcare benefits for retired employees (the “EFSG Postretirement Medical Plan”). The expense for postretirement benefit costs for 2007 was $32,500 as compared to $33,600 for 2006, and $34,800 for 2005. We accrue the estimated cost of retiree medical and life benefits over the period during which employees render the service that qualifies them for benefits.

In 2006, we implemented FASB issued Statement No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). SFAS No. 158 requires us to recognize the funded status of a benefit plan—measured as the difference between plan assets at fair value (with limited exceptions) and the benefit obligation—in our consolidated balance sheets. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation. SFAS No. 158 also requires us to recognize as a component of accumulated other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. Amounts recognized in accumulated other comprehensive income, including the gains or losses, prior service costs or credits, and the transition asset or obligation remaining, are adjusted as they are subsequently recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of those statements. In addition, SFAS No. 158 requires us to measure defined benefit plan assets and obligations as of the date of our fiscal year-end consolidated balance sheets (with limited exceptions), and to disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. Employers with publicly traded equity securities were required to initially recognize the funded status of a defined benefit postretirement plan, to provide the required disclosures and to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position.

The implementation of SFAS No. 158 did not have a significant impact on our financial statements due to the curtailment of the Pension Plan and the SERP. Under SFAS No. 158 we are required to recognize net periodic cost in accumulated other comprehensive income; however, the curtailment impact offset most of our other comprehensive income adjustment. The following table shows the effect of SFAS No. 158 on our consolidated balance sheets as of the periods specified (in thousands):

	Pension Plan/SERP		Postretirement Medical/ Welfare Plan
	2007	2006	2007	2006
Amounts Recognized in our Consolidated Balance Sheets consist of:
Accrued benefit liability	$(10,783)	$(11,542)	$(985)	$(1,068)
Accumulated other comprehensive income	2,789	—	(372)	(284)

Net amount recognized	(7,994)	(11,542)	(1,357)	(1,352)

Other liabilities	$(10,783)	$(11,542)	$(985)	$(1,068)

The following table shows the affect of SFAS No. 158 on accumulated other comprehensive income as of the periods specified (in thousands):

	Pension Plan/SERP
	2007	2006
Amounts Recognized in accumulated other comprehensive income consist of:
Net actuarial loss (pre-tax)	$2,789	$—
Prior service credit	—	—

Total	$2,789	$—

	Postretirement Medical/ Welfare Plan
	2007	2006
Amounts Recognized in accumulated other comprehensive income consist of:
Net actuarial gain	$(328)	$(234)
Prior service credit	(44)	(50)

Total	$(372)	$(284)

The funded status of the Pension Plan, SERP and the Postretirement Welfare Plan for the periods stated were as follows (in thousands):

	Pension Plan/SERP		Postretirement Welfare Plan
	2007	2006	2007	2006
Change in Benefit Obligation
Benefit obligation at beginning of year	$33,157	$39,158	$1,068	$1,167
Service cost	—	5,517	8	10
Interest cost	1,631	2,167	58	58
Plan participants’ contributions	—	—	15	16
Actuarial loss (gain)	2,802	7,011	(107)	(131)
Curtailments	—	(17,262)	—	—
Transfer to defined contribution BRP	—	(2,995)	—	—
Benefits paid	(1,031)	(439)	(57)	(52)

Benefit obligation at end of year	36,559	33,157	985	1,068

Change in Plan Assets
Fair value of plan assets at beginning of year	21,615	16,314	—	—
Actual return on plan assets	1,414	2,239	—	—
Employer contributions	3,778	3,501	9	9
Plan participants’ contributions	—	—	15	15
Benefits paid	(1,031)	(439)	(24)	(24)

Fair value of plan assets at end of year	25,776	21,615	—	—

Underfunded status of the plan	(10,783)	(11,542)	(985)	(1,068)
Unrecognized prior service cost	—	—	(44)	(50)
Unrecognized net actuarial loss (gain) (pre-tax)	2,789	—	(328)	(234)

Accrued benefit cost	$(7,994)	$(11,542)	$(1,357)	$(1,352)

The accumulated benefit obligation at December 31, 2007 and 2006 for the Radian Pension Plan/SERP was $36.6 million and $33.2 million, respectively, and the unfunded amount is recorded in accounts payable and accrued expenses for the periods indicated.

The components of the Pension Plan/SERP benefit and net periodic postretirement benefit costs are as follows (in thousands):

	Pension Plan/SERP			Postretirement Welfare Plan
	2007	2006	2005	2007	2006	2005
Service cost	$—	$5,517	$4,770	$8	$10	$10
Interest cost	1,631	2,167	1,939	58	58	62
Expected return on plan assets	(1,401)	(1,546)	(1,123)	—	—	—
Amortization of prior service cost	—	243	252	(6)	(6)	(6)
Recognized net actuarial loss (gain)	—	376	353	(12)	(9)	(5)
Recognized curtailment gain	—	(667)	—	—	—	(317)

Net periodic benefit cost	$230	$6,090	$6,191	$48	$53	$(256)

Weighted average assumptions used to determine net pension and net periodic postretirement benefit obligation at December 31, 2007 and 2006 were as follows:

	Pension Plan		SERP		Postretirement Medical Plan
	2007	2006	2007	2006	2007	2006
Weighted average assumptions as of December 31:
Discount rate	4.75%	4.75%	5.75%	5.75%	5.75%	5.75%
Expected return on plan assets	6.00%	8.50%	—	—	—	—

The selected long-term rate on assets (6.00%) was principally based on the allocation of the Pension Plan’s assets (approximately 60% equities and 40% fixed-income investments) coupled with the actual expected returns provided by our investment advisor by asset type. This assumption is a long-term assumption that has been in place for many years. We have periodically reviewed our assumptions against various capital market simulations to assure that our assumptions remain reasonable. We believe that a 6.00% long-term return assumption remains reasonable in calculating pension expense.

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

The Citigroup Pension Discount Curve is constructed beginning with a U.S. Treasury par curve that reflects the entire Treasury and Separate Trading of Registered Interest and Principal Securities market. From the Treasury curve, Citibank produces a double–A corporate par curve by adding option-adjusted spreads that are drawn from the double-A corporate sector of the Citigroup Broad Investment-Grade Bond Index. Finally, from the double-A corporate par curve, Citigroup derives the spot rates that constitute the Pension Discount Curve. For payments beyond 30 years we extend the curve assuming that the discount rate derived in year 30 is extended to the end of the plan’s payment expectations.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid according to the following schedule (in thousands):

	Pension Plan/SERP	Postretirement Welfare Plan
2008	$35,738	$50
2009	199	54
2010	—	55
2011	—	61
2012	—	64
Years 2013-2017	62	345

Total	$35,999	$629

Contributions

We expect to contribute $10.0 million to our pension plan in 2008. We expect to contribute nominal amounts to Radian’s and EFSG’s other postretirement benefit plans in 2008.

Due to the nature of the Postretirement Welfare Plan, no increase is assumed in our obligation due to any increases in the per-capita cost of covered healthcare benefits.

13. Commitments and Contingencies

In August and September 2007, two purported stockholder class action lawsuits, Cortese v. Radian Group Inc. and Maslar v. Radian Group Inc., were filed against Radian Group Inc. and individual defendants in the U.S. District Court for the Eastern District of Pennsylvania. The complaints, which are substantially similar, allege that we were aware of and failed to disclose the actual financial condition of C-BASS prior to our declaration of a material impairment to our investment in C-BASS. On January 30, 2008, the Court ordered that the cases be consolidated into In re Radian Securities Litigation and appointed the Institutional Investors Iron Workers Local No. 25 Pension Fund (“Iron Workers”) and the City of Ann Arbor Employees’ Retirement System (“Ann Arbor”) Lead Plaintiffs in the case. Iron Workers and Ann Arbor are represented by the law firm of Coughlin Stoia Geller Rudman & Robbins LLP, which has been appointed Lead Counsel, and the Law Offices of Bernard M. Gross, which has been appointed Liaison Counsel. A consolidated complaint is due to be filed by March 17, 2008. While it is still very early in the pleadings stage, we do not believe that the allegations in the consolidated cases have any merit, and we intend to defend against this action vigorously.

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

Securities regulations became effective in 2005 that impose enhanced disclosure requirements on issuers of asset-backed (including mortgage-backed) securities. To allow our customers to comply with these regulations, we typically are required, depending on the amount of credit enhancement we are providing, to provide (1) audited financial statements for the insurance subsidiary participating in the transaction or (2) a full and unconditional holding-company-level guarantee for our insurance subsidiaries’ obligations in such transactions. To date, Radian Group has guaranteed two structured transactions for Radian Guaranty involving approximately $363.3 million of remaining credit exposure.

Funding of Rabbi Trusts. Under our change of control agreements with our executive officers, upon a change of control of Radian Group Inc. or Radian Asset Assurance, as the case may be, we are required to fund an irrevocable rabbi trust to the extent of our obligations under these agreements. The total maximum amount that we would be required to place in trust is approximately $16.6 million as of December 31, 2007.

As part of the non-investment-grade allocation component of our investment program, we have committed to invest $55 million in alternative investments ($24.5 million of unfunded commitment at December 31, 2007) that are primarily private equity structures, including $10 million in an investment co-managed by C-BASS. These commitments have capital calls over a period of at least six years, and certain fixed expiration dates or other termination clauses.

We also utilize letters of credit to back assumed reinsurance contracts, medical insurance policies and an excise tax-exemption certificate used for ceded premiums from our domestic operations to our international operations. These letters of credit are with various financial institutions, have terms of one-year and will automatically renew unless we specify otherwise. The letters of credit outstanding at December 31, 2007 and 2006 were $10.8 million and $15.5 million, respectively.

Our mortgage insurance business utilizes its underwriting skills to provide an outsourced underwriting service to its customers. We give recourse to our customers on loans we underwrite for compliance. Typically, we agree that if we make a material error in underwriting a loan, we will remedy, indemnify, make whole, repurchase, or place additional mortgage insurance coverage on the loan. During 2007, we processed requests for remedies on less than 1% of the loans underwritten and sold a number of loans previously acquired as part of the remedy process. We paid losses for sales and remedies from reserves in 2007 of approximately $4.5 million. Providing these remedies means we assume some credit risk and interest-rate risk if an error is found during the limited remedy period in the agreements governing our provision of contract underwriting services. Rising mortgage interest rates or an economic downturn may expose the mortgage insurance business to higher losses. In 2006, we had provisions for contract underwriting remedies of $5.7 million. In 2007, our provisions were approximately $3.2 million and our reserve at December 31, 2007, was $2.0 million. We closely monitor this risk and negotiate our underwriting fee structure and recourse agreements on a client-by-client basis.

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

We lease office space for use in our operations. The lease agreements, which expire periodically through August 2017, contain provisions for scheduled periodic rent increases. Net rental expense in connection with these leases totaled $8,375,000, $9,888,000 and $8,673,000 in 2007, 2006 and 2005, respectively. The commitment for non-cancelable operating leases in future years is as follows (in thousands):

2008	$11,290
2009	11,368
2010	11,343
2011	11,549
2012	11,339
Thereafter	40,617

$97,506

The commitment for non-cancelable operating leases in future years has not been reduced by future minimum sublease rental payments aggregating approximately $24.2 million. A portion of these payments relates to subleases to our affiliates.

We believe we will be able to obtain satisfactory lease renewal terms, as necessary, with respect to all of our facilities. We believe our existing properties are well utilized, suitable and adequate for our present circumstances.

14. Quarterly Financial Data (Unaudited)

(In thousands, except per-share information)

	2007 Quarters
	First	Second	Third (3) (4)	Fourth (4) (5)	Year
Net premiums written	$277,634	$267,556	$330,075	$309,620	$1,184,885
Net premiums earned—insurance	214,507	218,010	245,396	234,368	912,281
Net premiums earned—credit derivatives	34,628	36,874	28,006	26,821	126,329
Net premiums earned—total	249,135	254,884	273,402	261,189	1,038,610
Net investment income	60,996	62,650	64,959	67,493	256,098
Net gains on securities	13,745	25,694	14,840	(673)	53,606
Net change in fair value of derivative instruments	13,789	(103,120)	(643,942)	(607,435)	(1,340,708)
Gain on sale of affiliate	—	—	181,734	—	181,734
Provision for losses	107,042	173,962	330,504	687,855	1,299,363
Provision for second-lien premium deficiency	—	—	155,176	40,470	195,646
Policy acquisition and other operating expenses	85,949	81,806	71,912	65,681	305,348
Equity in net (loss) income of affiliates	22,772	49,507	(448,924)	(39,896)	(416,541)
Net (loss) income	113,467	21,083	(703,864)	(720,985)	(1,290,299)
Diluted net (loss) income per share (1) (2)	$1.42	$0.26	$(8.82)	$(9.03)	$(16.22)
Weighted average shares outstanding (1)	80,080	80,545	79,800	79,850	79,556

	2006 Quarters
	First	Second	Third	Fourth	Year
Net premiums written	$279,605	$298,875	$254,805	$278,700	$1,111,985
Net premiums earned—insurance	227,234	233,527	228,711	217,570	907,042
Net premiums earned—credit derivatives	26,463	25,559	25,433	31,349	108,804
Net premiums earned—total	253,697	259,086	254,144	248,919	1,015,846
Net investment income	54,260	59,678	60,185	60,222	234,345
Net gains on securities	22,854	5,324	1,409	11,255	40,842
Net change in fair value of derivative instruments	17,630	(25,287)	626	23,097	16,066
Provision for losses	78,634	84,860	121,395	84,389	369,278
Policy acquisition and other operating expenses	87,641	84,919	89,057	92,626	354,243
Equity in net income of affiliates	58,340	72,038	55,870	70,745	256,993
Net income	163,698	148,145	111,959	158,370	582,172
Diluted net income per share (1) (2)	$1.96	$1.79	$1.36	$1.96	$7.08
Weighted average shares outstanding (1)	83,707	82,756	82,050	80,693	82,261

(1)	Diluted net (loss) income per share and average shares outstanding per SFAS No. 128, “Earnings Per Share.”
(2)	Net (loss) income per share is computed independently for each period presented. Consequently, the sum of the quarters may not equal the total net (loss) income per share for the year.
(3)	The third quarter results include a write-off of our investment in C-BASS of $468 million, a $181.7 million gain on the sale of a partial interest in Sherman and a $155.2 million premium deficiency reserve on our second-lien portfolio.
(4)	The results reflect a significant decrease in the change in fair value of derivative instruments due to the significant disruption in the housing and mortgage markets, primarily reflected in NIMS related losses and significant credit spread widening.
(5)	The fourth quarter results reflect a significant increase in provision for losses primarily driven by the deteriorating credit performance in our mortgage insurance business and credit deterioration in our financial guaranty portfolio.

15. Fair Value of Financial Instruments

The carrying value and fair value of selected assets and liabilities on our consolidated balance sheets is as follows:

	December 31
	2007		2006
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Assets:
Fixed-maturity and equity securities	$4,952,903	$4,954,614	$5,358,322	$5,360,825
Trading securities	153,634	153,634	215,779	215,779
Short-term investments	697,271	697,271	238,677	238,677
Other invested assets	22,868	22,868	20,126	20,126
Hybrid securities	584,373	584,373	—	—
Derivative assets	43,214	43,214	119,316	119,316
Liabilities:
Unearned premiums	1,094,710	976,131	943,687	821,538
Reserve for losses	1,598,756	1,598,756	842,283	842,283
Long-term debt and other borrowings	948,093	807,043	747,770	761,209
Derivative liabilities	1,305,665	1,305,665	31,739	31,739

The fair value of our financial instruments and derivative contracts is best determined from market pricing when available; otherwise, fair value is based on estimates using present value or other valuation methodologies. We currently define fair value as the current amount that would be exchanged between two willing parties, other than in a forced liquidation. Considerable judgment is required to interpret available market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amount we could realize in a current market exchange. The use of different market assumptions or estimation methodologies may have an effect on the estimated fair value amounts.

In February 2006, the FASB issued SFAS No. 155, an amendment of SFAS Nos. 133 and 140 which we adopted on January 1, 2007. Accordingly, securities that were previously classified as available for sale and trading securities on our consolidated balance sheets were reclassified to hybrid securities on our consolidated balance sheets on the date of adoption and in accordance with SFAS No. 155, we elected to record convertible securities at fair value. Changes in the fair value are recorded as net gains or losses on securities.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 (i) defines fair value, (ii) establishes a framework for measuring fair value in GAAP and (iii) expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for all financial statements issued for fiscal years beginning after November 15, 2007. We adopted SFAS No. 157 effective January 1, 2008 and are currently evaluating the impact to our consolidated financial statements.

Investments

Fixed-Maturity and Equity Securities—The fair values of fixed-maturity securities and equity securities are obtained from independent pricing services that use observed market transactions, including broker-dealer quotes and actual trade activity as a basis for valuation.

Trading Securities—The fair values of trading securities are obtained from independent pricing services that use observed market transactions, including broker-dealer quotes and actual trade activity as a basis for valuation.

Short-Term Investments—Fair values of short-term investments approximate amortized cost.

Other Invested Assets—The fair value of other invested assets (residential mortgage-backed securities) is based on the present value of the estimated net future cash flows, including annual distributions. The carrying value of equity-method investments and cost-method investments approximates fair value.

Hybrid Securities—The fair value of hybrid securities is obtained from independent pricing services that use observed market transactions, including broker-dealer quotes and actual trade activity as a basis for valuation.

Derivative Assets and Liabilities—The fair value of derivative assets and liabilities is primarily derived from internally generated models as described in Note 16.

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

Long-Term Debt and Other Borrowings—The fair value is estimated based on the quoted market prices for the same or similar issue or on the current rates offered to us for debt of the same remaining maturities.

16. Derivatives and Hedging Activities

The majority of derivatives that we enter into relate to financial guarantees in our financial guaranty segment, and to a lesser extent, the mortgage insurance segment. These financial guarantees are accounted for as derivatives under SFAS No. 133 as they do not qualify for the financial guarantee exception. The derivative financial guaranty contracts are guarantees provided on structured pools of credit default swaps or other obligations that we intend to remain in place for the entire term of the contracts. Our financial guaranty derivative portfolio primarily consists of corporate pooled CDOs, NIMS and non-corporate CDOs backed by various asset classes such as RMBS, CMBS, Trust Preferred Securities, credit card and auto loan receivables. These financial guaranty derivatives are described in more detail below.

A summary of our derivative information as of the periods indicated is as follows:

	Year Ended December 31
	2007	2006
	(In millions)
Balance Sheets
Derivative financial guaranty contracts	$(777.6)	$94.4
NIMS	(433.9)	(7.0)
Put options on CPS(1)	35.2	—
Credit default swaps	(86.2)	0.2

Balance at end of period	$(1,262.5)	$87.6

Derivative contracts
Notional value	$57,707.0	$52,563.0

Gross unrealized gains	$43.2	$119.3
Gross unrealized losses	1,305.7	31.7

Net unrealized (losses) gains	$(1,262.5)	$87.6

The components of the change in fair value of derivative instruments are as follows:

	Year Ended December 31
	2007	2006	2005
	(In millions)
Statements of Income
Derivative financial guaranty contracts	$(840.8)	$7.4	$5.7
NIMS	(427.0)	(7.0)	—
Credit default swaps	(86.2)	(2.7)	2.7
Put options on CPS(1)	32.2	—	—
Other	(18.9)	18.4	0.7

Net (losses) gains	$(1,340.7)	$16.1	$9.1

(1)	The fair value of the put options on CPS. Prior to 2007, this amount was immaterial to the consolidated financial statements.

Our 2007 net loss of $1,340.7 million was mainly a result of an $841 million increase in the cumulative unrealized loss on financial guaranty derivatives due to significant credit spread widening and a $427 million increase in the cumulative unrealized loss related to our NIMS portfolio, which is primarily credit related. Credit spreads have continued to widen in the first quarter of 2008. Partially offsetting these decreases is a gain related to the value of the put options on our CPS.

NIMS—The gains and losses on derivative mortgage insurance contracts are derived from internally generated models. As a result of the severe disruption in the subprime mortgage market, we refined our methodology for valuing NIMS in the third quarter of 2007 consistent with our increased loss expectations for this product. Prior to the third quarter of 2007, we valued our NIMS bonds by evaluating recent premium levels and the present value of future estimated cash flows. When we determined that a NIMS bond was not performing in accordance with our expectations, we estimated a claim amount that we would be required to pay on each bond. Refinement to our model addresses the potential vulnerability of all NIMS bonds under current market conditions, including those performing within our expectations. Our refined methodology uses market-based roll rates and internally developed loss assumptions and, we estimate losses in each securitization underlying a NIMS bond. We then project prepayment fees on the underlying collateral in each securitization, incorporating actual and historical prepayment experience. The estimated loss and prepayment speeds are used to estimate the cash flows for each underlying securitization and NIMS bond, and ultimately, to produce the projected credit losses for each NIMS bond at legal maturity. In addition to expected credit losses, the fair value for each NIMS bond is approximated by incorporating further loss stresses, future expected premiums from the NIMS bond, and an estimated rate of return that a counterparty would require in assuming the exposure from us. Changes in our estimated fair value marks are recorded as a gain/loss on derivatives. Because NIMS guarantees are not market traded instruments, considerable judgment is required in estimating fair value. Changes in our estimated fair value marks are recorded as a change in fair value of derivatives.

Financial Guaranty Contracts—The gains and losses on direct derivative financial guaranty contracts are derived from internally generated models. Estimated fair value amounts are determined by using market information to the extent available, and in most cases, observable market information must be combined with unobservable market inputs in order to estimate fair value. These unobservable market inputs are required to consider differences that exist in the collateral underlying our contracts and the collateral underlying market indices as well as the structural features of our contracts. For corporate pooled CDOs, credit spreads on individual names in our collateral pool are used to derive an equivalent risk tranche on an industry standard credit default swap index (“CDX”). When credit spreads on individual names are not available, the average credit spread of similar companies is used. For certain of our non-corporate CDOs, dealer quotes on similar structured transactions are used. In determining our December 31, 2007 valuations, generally market indices are used to estimate fair value on these deals. In determining gains and losses on RMBS and CMBS CDOs, we utilize a generic spread from ABX and CMBX. The generic spread utilized is based on the nature of the underlying collateral in each deal. The gains and losses on Trust Preferred Securities deals are derived from internally generated models utilizing observable CDS spreads of a group of investment grade and high-yield financial institutions. Because our collateral does not directly track market indices that are available, adjustments to account for differences in term, credit quality, and diversification of underlying collateral are made in our internal models. In addition, our internal models are adjusted to account for differences between our financial guaranty contracts and similar derivative contracts executed by other primary market participants, the primary difference being the lack of a requirement to post collateral with our counterparties when our contracts are in a liability position. In instances where dealer quotes are not available and market indices are not appropriate, we consider the reinsurance market to be the principal market for purposes of determining fair value, therefore, we utilize an internal model, similar to those used by reinsurers, to estimate fair value. Prior to 2007, many of our non-corporate CDOs were valued using this methodology as the reinsurance market for these products was much more robust than the current environment. Significant differences may exist with respect to the available market information and assumptions used to determine gains and losses on derivative financial guaranty contracts. Considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates are not necessarily indicative of amounts we could realize in a current market exchange due to the lack of a liquid market. The use of different market assumptions and/or estimation methodologies may have a significant effect on the estimated fair value amounts.

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

Interest Rate Swaps

In accordance with our risk management policies, we may enter into derivatives to hedge the interest rate risk related to our long-term debt. As of December 31, 2007, we were a party to two interest rate swap contracts relating to our 5.625% unsecured senior notes due 2013. These interest rate swaps are designed as fair value hedges that hedge the change in fair value of our long-term debt arising from interest rate increases. During 2007, 2006 and 2005, the fair value hedges were 100% effective. Therefore, the change in the fair value of the derivative instruments in our consolidated statements of income was offset by the change in the fair value of the hedged debt.

Terms of the interest-rate swap contracts at December 31, 2007 were as follows (dollars in thousands):

Notional amount	$250,000
Rate received—Fixed	5.625%
Rate paid—Floating (a)	5.118%
Maturity date	February 15, 2013
Unrealized gain	$5,431

(a)	The December 31, 2007 six-month LIBOR forward rate at the next swap payment date plus 87.4 basis points.

17. Variable Interest Entities

As a provider of credit enhancement, we periodically transact with entities that may be variable interest entities (“VIEs”). VIEs are corporations, trusts or partnerships that are established for a limited purpose. Special purpose entities (“SPEs”), by their nature, are generally not controlled by their equity owners, as the establishing documents govern all material decisions. We follow the guidance in Financial Accounting Standards Board (“FASB”) Interpretation, Consolidation of Variable Interest Entities (revised)—an interpretation of ARB No. 51 (“FIN No. 46R”) and consolidate VIEs in which we are the primary beneficiary of the variable interests, or a combination of variable interests, that will either (i) absorb of majority of the VIE’s expected losses, (ii) receive a majority of the VIE’s expected residual returns, or (iii) both. To determine if we are the primary beneficiary of a VIE, we review, among other factors, the VIE’s design, capital structure, contractual terms, which interests create or absorb variability and related party relationships, if any. Additionally, we may calculate our share of the VIE’s expected losses and expected residual returns based upon the VIE’s contractual arrangements and/or our position in the VIE’s capital structure.

Mortgage Insurance—We guaranty the payment of principal and interest on our NIMS which are structured as qualifying special purpose entities. There are certain circumstances and triggers, that are outside of our control, that give us the ability to call the NIMS. Under these circumstances, the VIE would not be exempt from consolidation considerations under FIN No. 46R. At December 31, 2007, there were six such transactions requiring consolidation, but such consolidation had an immaterial impact to our consolidated balance sheets.

The following is a summary of our exposure to the NIMS underlying trust assets at December 31, 2007:

VIE Assets	Total Exposure Amount		Subordination Below Our Exposure	Average Rating of Collateral at Inception	Net NIMS Exposure
	(in millions)
NIMS	$704.0	(1)	$100.0	BBB to BB	$604.0

(1) Includes approximately $31 million of consolidated NIMS assets.

At December 31, 2007, we were not primary beneficiaries of the NIMS trust underlying securitized assets. As such, we were not required to consolidate any of the assets underlying the NIMS trust. We continue to monitor these transactions and structures for possible consolidation considerations and triggers under FIN No. 46R. The total assets related to those underlying NIMS trusts were $35.2 billion.

Financial Guaranty—Our involvement with variable interest entities has a significant role in our financial guaranty business as a guarantor of beneficial interests held by third party investors. The guarantees may be in the form of pool policies issued to cover losses on underlying mortgage loans due to defaults or financial guarantees of principal and interest payments to beneficial interest holders. In certain of these VIEs, we could potentially be the primary beneficiary of the entity’s variable interests through our participation in the VIE and certain beneficial interests. Consequently we would be required to consolidate the assets and liabilities of the VIE.

The following table sets forth our total assets and maximum exposure to loss associated with our significant financial guaranty variable interests in VIEs as of December 31 for the years indicated:

	VIE
(In millions)	Total Assets 2007	Maximum Exposure 2007	Total Assets 2006	Maximum Exposure 2006
Collateralized Debt Obligations	$975.9	$100.0	$997.9	$100.0
Asset-Backed Obligations	4,706.4	695.4	5,289.8	874.5
Other Structured Finance	5,442.2	415.0	4,141.9	415.0

Total	$11,124.5	$1,210.4	$10,429.6	$1,389.5

18. Capital Stock

Since September 2002, our board of directors has authorized five separate repurchase programs, including the current 6.0 million share program, for the repurchase, in the aggregate, of up to 21.5 million shares of our common stock on the open market. At December 31, 2007, approximately 20.4 million shares under these programs for a total cost of approximately $1.0 billion, including 0.4 million shares during the 2007 at a cost of approximately $22.8 million. The board did not set an expiration date for the current program. All share repurchases made to date were funded from available working capital and were made from time to time depending on market conditions, share price and other factors.

We also may purchase shares on the open market to meet option exercise obligations and to fund 401(k) matches and purchases under our Employee Stock Purchase Plan and may consider additional stock repurchase programs in the future.

19. Other Related Party Transactions

We have committed to invest $10 million in a fund sponsored and co-managed by C-BASS. The fund invests in real estate related securities and had total assets of $173.8 million and $361.0 million at December 31, 2007 and 2006, respectively. C-BASS is also a co-investor in the fund. These commitments have capital calls over a period of at least six years, and certain fixed expiration dates or other termination clauses. We had $7.6 million invested in the fund at December 31, 2007 and $7.3 million at December 31, 2006.

20. Segment Reporting

We have three reportable segments: mortgage insurance, financial guaranty and financial services. We allocate corporate income and expenses to each of the segments.

We evaluate operating segment performance based principally on net income. Summarized financial information concerning our operating segments, as of and for the year-to-date periods indicated, are as follows:

	December 31, 2007
	Mortgage Insurance	Financial Guaranty	Financial Services	Consolidated
	(In thousands)
Net premiums written	$955,113	$229,772	$—	$1,184,885

Net premiums earned—insurance	$779,259	$133,022	$—	$912,281
Net premiums earned—credit derivatives	64,263	62,066	—	126,329

Net premiums earned—total	843,522	195,088	—	1,038,610
Net investment income	148,253	107,665	180	256,098
Net gains on securities	39,922	12,525	1,159	53,606
Change in fair value of derivative instruments	(531,842)	(808,866)	—	(1,340,708)
Gain on sale of affiliate	—	—	181,734	181,734
Other income	11,337	349	25	11,711

Total revenues	511,192	(493,239)	183,098	201,051

Provision for losses	1,201,373	97,990	—	1,299,363
Provision for second-lien premium deficiency	195,646	—	—	195,646
Policy acquisition costs	67,750	45,426	—	113,176
Other operating expenses	143,857	49,250	(935)	192,172
Interest expense	27,901	19,840	5,327	53,068

Total expenses	1,636,527	212,506	4,392	1,853,425

Equity in net (loss) income of affiliates	—	5	(416,546)	(416,541)

Pretax (loss)	(1,125,335)	(705,740)	(237,840)	(2,068,915)
Income tax benefit	(429,921)	(265,559)	(83,136)	(778,616)

Net (loss)	$(695,414)	$(440,181)	$(154,704)	$(1,290,299)

Total assets	$5,077,001	$3,027,098	$106,090	$8,210,189
Total investments	3,815,618	2,595,431	—	6,411,049
Deferred policy acquisition costs	62,266	172,689	—	234,955
Reserve for losses and loss adjustment expenses	1,345,452	253,304	—	1,598,756
Derivative liabilities	520,161	785,504	—	1,305,665
Unearned premiums	364,775	729,935	—	1,094,710
Stockholders’ equity	1,589,369	1,010,599	120,768	2,720,736

	December 31, 2006
	Mortgage Insurance	Financial Guaranty	Financial Services	Consolidated
	(In thousands)
Net premiums written	$849,111	$262,874	$—	$1,111,985

Net premiums earned—insurance	$774,752	$132,290	$—	$907,042
Net premiums earned—credit derivatives	37,263	71,541	—	108,804

Net premiums earned—total	812,015	203,831	—	1,015,846
Net investment income	138,310	95,895	140	234,345
Net gains on securities	30,163	7,827	2,852	40,842
Change in fair value of derivative instruments	3,682	12,384	—	16,066
Other income	13,075	692	7,080	20,847

Total revenues	997,245	320,629	10,072	1,327,946

Provision for losses	348,618	20,660	—	369,278
Policy acquisition costs	64,964	46,645	—	111,609
Other operating expenses	172,020	59,772	10,842	242,634
Interest expense	26,623	16,590	4,936	48,149

Total expenses	612,225	143,667	15,778	771,670

Equity in net income of affiliates	—	—	256,993	256,993

Pretax income	385,020	176,962	251,287	813,269
Provision for income taxes	102,266	40,880	87,951	231,097

Net income	$282,754	$136,082	$163,336	$582,172

Total assets	$4,626,850	$2,705,078	$628,482	$7,960,410
Total investments	3,426,889	2,318,438	—	5,745,327
Deferred policy acquisition costs	68,381	153,388	—	221,769
Reserve for losses and loss adjustment expenses	653,236	189,047	—	842,283
Derivative liabilities	7,399	24,340	—	31,739
Unearned premiums	249,293	694,394	—	943,687
Stockholders’ equity	2,259,796	1,377,263	430,498	4,067,557

	December 31, 2005
	Mortgage Insurance	Financial Guaranty	Financial Services	Consolidated
	(In thousands)
Net premiums written	$877,632	$223,055	$—	$1,100,687

Net premiums earned—insurance	$764,165	$152,878	$—	$917,043
Net premiums earned—credit derivatives	42,732	58,895	—	101,627

Net premiums earned—total	806,897	211,773	—	1,018,670
Net investment income	118,325	89,977	120	208,422
Net gains (losses) on securities	27,649	10,737	(1,748)	36,638
Change in fair value of derivative instruments	4,110	5,245	(185)	9,170
Other income	19,008	939	5,304	25,251

Total revenues	975,989	318,671	3,491	1,298,151

Provision for losses	359,116	31,517	—	390,633
Policy acquisition costs	62,852	52,999	—	115,851
Other operating expenses	152,731	64,978	8,268	225,977
Interest expense	24,191	15,105	3,747	43,043

Total expenses	598,890	164,599	12,015	775,504

Equity in net income (loss) of affiliates	—	(361)	218,053	217,692

Pretax income	377,099	153,711	209,529	740,339
Provision for income taxes	108,493	35,657	73,335	217,485

Net income	$268,606	$118,054	$136,194	$522,854

Total assets	$4,367,804	$2,405,234	$457,572	$7,230,610
Deferred policy acquisition costs	67,211	141,114	—	208,325
Reserve for losses and loss adjustment expenses	596,210	204,792	—	801,002
Unearned premiums	212,875	636,485	—	849,360
Stockholders’ equity	2,080,445	1,251,396	331,039	3,662,880

The reconciliation of segment net (loss) income to consolidated net (loss) income is as follows:

	Year Ended December 31
	2007	2006	2005
	(In thousands)
Net (loss) income
Mortgage Insurance	$(695,414)	$282,754	$268,606
Financial Guaranty	(440,181)	136,082	118,054
Financial Services	(154,704)	163,336	136,194

Total	$(1,290,299)	$582,172	$522,854

For each of the years ended December 31, 2007, 2006 and 2005, our domestic net premiums earned were $1,009.3 million, $970.0 million, and $959.0 million, respectively, and our net premiums earned attributable to foreign countries were approximately $29.3 million, $45.8 million, and $59.7 million, respectively. Because a significant amount of our trade credit reinsurance was written internationally, international net premiums earned from trade credit reinsurance business has declined over the past few years as existing business runs off and new business is not originated. In addition, long-lived assets located in foreign countries were immaterial for the periods presented.

In the mortgage insurance segment, the highest state concentration of primary risk in force at December 31, 2007, was Florida at 9.0%, compared to 9.2% at December 31, 2006. At December 31, 2007, California accounted for 11.6% of the mortgage insurance segment’s primary insurance in force, compared to 12.8% at December 31, 2006, and 17.8% of the mortgage insurance segment’s pool risk in force, compared to 11.3% for 2006. California also accounted for 15.8% of the mortgage insurance segment’s primary new insurance written for 2007 compared to 12.8% for 2006. The percentage of risk in California has been falling due to the high cancellation rate as compared to new business written.

The largest single customer of our mortgage insurance segment (including branches and affiliates of such customer), measured by primary new insurance written, accounted for 19.4% of primary new insurance written in 2007 compared to 18.6% in 2006 and 10.6% in 2005.

The financial guaranty segment derives a substantial portion of its premiums written from a small number of direct primary insurers. In 2007, three primary insurers accounted for approximately $90.6 million or 39.3% of the financial guaranty segment’s gross written premiums. In 2006, three primary insurers accounted for approximately $91.3 million or 34.7% of the financial guaranty segment’s gross written premiums. No other primary insurers accounted for more than 10% of the financial guaranty segment’s gross written premiums during 2007 or 2006. Gross written premiums and net written premiums are not materially different because we do not cede a material amount of business to reinsurers.

21. Net Income Per Share

Net Income Per Share

Basic net income per share is based on the weighted average number of common shares outstanding, while diluted net income per share is based on the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of stock options. Diluted shares included our senior convertible debentures until they were redeemed on August 1, 2005, see Note 7.

The calculation of the basic and diluted net income per share was as follows (in thousands, except per-share amounts):

	Year Ended December 31
	2007	2006	2005
Net (loss) income	$(1,290,299)	$582,172	$522,854
Interest expense on convertible senior debentures (net of tax)	—	—	1,871

Net income available to common stockholders	$(1,290,299)	$582,172	$524,725

Average diluted stock options outstanding	—	4,144.4	4,602.5
Average exercise price per share	—	$43.47	$37.85
Average market price per share—diluted basis	—	$58.83	$50.15
Weighted average common shares outstanding	79,556	81,338	85,637
Increase in shares due to exercise of options—diluted basis	—	923	894
Increase in shares-contingently convertible debt	—	—	2,215

Average shares outstanding—diluted	79,556	82,261	88,746

Net (loss) income per share—basic	$(16.22)	$7.16	$6.10

Net (loss) income per share—diluted	$(16.22)	$7.08	$5.91

As a result of our net loss in 2007, 4,606,454 shares of our common stock issued under our stock-based compensation plans were not included in the calculation of diluted earnings per share because they were anti-dilutive. At December 31, 2006 and 2005, there were 1,176,250 common shares underlying options and 268,878 common shares underlying options, respectively, excluded from the net income per share calculation because the options were anti-dilutive.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On September 26, 2007, our independent registered public accounting firm, Deloitte & Touche LLP (“Deloitte”) declined to stand for reappointment as our independent auditors for the 2007 audit and its engagement terminated on November 26, 2007.

The audit reports of Deloitte on our consolidated financial statements as of December 31, 2005 and 2006 and for each of the three years in the period ended December 31, 2006 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During our two most recent fiscal years and the subsequent interim periods preceding September 26, 2007: (i) there were no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K) and (ii) there was no “disagreement” (as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions) between us and Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Deloitte, would have caused Deloitte to make reference to the subject matter of the disagreement in connection with its report, except as follows: As previously reported on a Form 10-Q/A dated August 13, 2007 (the “10-Q/A”), on August 9, 2007, we filed our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (the “Second Quarter 10-Q”), before Deloitte had completed its review of the interim financial statements included in the Second Quarter 10-Q. As reported in the 10-Q/A, Deloitte needed to review additional documentation supporting the conclusion that the impairment charge relating to our interest in C-BASS occurred after June 30, 2007. Members of our management discussed the events surrounding the filing of the Second Quarter 10-Q with Deloitte on August 9, 2007, and the Chairman of the Audit and Risk Committee of our board of directors discussed these events with Deloitte on August 10, 2007. On August 14, 2007, we filed a second amendment to our Second Quarter 10-Q to state that the matters related to the impairment had been resolved without changes or amendments to the interim financial statements included in the Second Quarter 10-Q. We have authorized Deloitte to respond fully to the inquiries of any successor accountant concerning this matter or any other matter.

We provided Deloitte with a copy of the above disclosures and requested that Deloitte furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with such statements. A copy of this letter dated October 2, 2007 was filed as Exhibit 16.1 to our Current Report on Form 8-K filed October 2, 2007 and states that it agrees with such statements. On October 30, 2007, we engaged PricewaterhouseCoopers LLP (“PwC”) as our independent registered public accounting firm for the year ending December 31, 2007.

During our two most recent fiscal years and through October 30, 2007, neither we, nor anyone on our behalf, consulted PwC regarding either: (i) any matter that was either the subject of a “disagreement” (as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions) or a “reportable event” (as defined in Item 304(a)(1)(v) of Regulation S-K) or (ii) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, and neither a written report was provided to us or oral advice was provided that PwC concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue, except as follows:

Prior to our engagement of PwC as our independent registered public accounting firm, we had engaged PwC to provide tax and accounting advisory services related to the previously disclosed impairment of our investment in C-BASS. PwC advised us regarding its analysis of whether any of the deferred tax benefit resulting from the C-BASS impairment should be recorded in the quarter ended September 30, 2007. PwC advised us that the recognition of a deferred tax benefit related to the C-BASS impairment is dependent upon, among other things, (1) the nature for tax purposes of the loss (i.e., capital or ordinary loss), (2) the availability of relevant taxable income in the tax loss carryback period, (3) future taxable income expected in the current or carry forward period and (4) the availability and feasibility of tax planning strategies. PwC did not reach a final conclusion regarding this issue. Based solely on management’s representations, PwC expressed a view that the entire deferred tax benefit should be realizable; however, PwC was not requested to, nor did they, corroborate management’s representations or complete related research, which would be necessary in order for PwC to be in a position to reach a definitive conclusion.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities and Exchange Act of 1934 as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(b) of the Exchange Act) as of December 31, 2007 pursuant to Rule 15d-15(e) under the Exchange Act. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can provide only reasonable assurance regarding management’s control objectives. Management does not expect that our disclosure controls and procedures will prevent all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance, and cannot guarantee that it will succeed in its stated objectives.

Based on the evaluation referred to in the preceding paragraph, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2007, our disclosure controls and procedures were not effective in ensuring that the information that we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that this information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures because of the material weakness in our internal control over financial reporting discussed below in Management’s Report on Internal Control over Financial Reporting. Notwithstanding the material weakness in our internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer have concluded that our consolidated financial statements included within this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods and dates presented. Management implemented additional financial review procedures, including more frequent communications among our accounting, finance and internal audit personnel, and utilized personnel from other departments as well as from our outside consultants, as necessary, in order to properly perform our 2007 financial close and review process.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting, as of December 31, 2007, using the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that the following material weakness existed in our internal control over financial reporting as of December 31, 2007. We did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial reporting requirements. Specifically, this deficiency resulted in audit adjustments to the Derivative Liabilities and Change in Fair Value of Derivative Instruments line items in our consolidated financial statements for the year ended December 31, 2007 primarily arising from insufficient (1) identification of derivative instruments; (2) review, approval and testing of complex derivative valuation models, including assumptions, data inputs and results and (3) identification of contract terms and transactions requiring consolidation in accordance with generally accepted accounting principles related to such financial statement line items. Additionally, this control deficiency could result in misstatements of the aforementioned financial statement line items that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined this deficiency constitutes a material weakness. Based on the above described material weakness, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that we did not maintain effective internal control over financial reporting as of December 31, 2007, based on the criteria in Internal Control—Integrated Framework issued by the COSO.

The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, independent registered public accounting firm, as stated in their report appearing in Part II, Item 8 of this Annual Report on Form 10-K.

Remediation of Material Weakness in Internal Control over Financial Reporting

The material weakness discussed above was first identified at September 30, 2007 as a consequence of increased turnover in key positions in our accounting and finance organization following our proposed, but subsequently terminated merger with MGIC. In particular, our Controller, who served as our principal accounting officer, resigned effective February 28, 2007, shortly following the announcement of the proposed merger, and our Assistant Controller resigned shortly after the end of the third quarter of 2007.

We have been actively engaged in corrective actions to address the material weakness described above, including (1) as a result of a professional search that we initiated immediately following the termination of our merger with MGIC, we hired a new corporate Controller in the first quarter of 2008; (2) reviewing and reorganizing our accounting organization to provide improved lines of responsibility, review and authority and (3) strengthening our compensation program aimed at retaining personnel, including critical accounting and finance personnel.

Management believes that these remediation efforts will contribute to improved controls generally and in particular those surrounding (1) identification of derivative transactions, (2) review and testing of complex derivative valuation models and (3) identification of contract terms and transactions requiring consolidation and eventually, to the remediation and elimination of this material weakness.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information.

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 30, 2008. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.

Item 11.	Executive Compensation.

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 30, 2008. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 30, 2008. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 30, 2008. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 30, 2008. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.

Part IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)

1.	Financial Statements—See the “Index to Consolidated Financial Statements” included in Item 8 of Part II of this report for a list of the financial statements filed as part of this report.

2.	Financial Statement Schedules—See the “Index to Financial Statement Schedules” on page 234 of this report for a list of the financial statement schedules filed as part of this report.

3.	Exhibits—See “Index to Exhibits” on page 235 of this report for a list of exhibits filed as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2008.

Radian Group Inc.

By:	/s/ SANFORD A. IBRAHIM
Sanford A. Ibrahim, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 14, 2008, by the following persons on behalf of the registrant and in the capacities indicated.

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

Radian Group Inc.

Schedule I

Summary of Investments—Other Than Investments in Related Parties

December 31, 2007

Type of Investment	Cost/ Amortized Cost	Fair Value	Amount at Which Included on the Balance Sheet
	(In thousands)
Fixed Maturities:
Bonds:
U.S. government securities	$89,658	$93,130	$93,130
U.S. government-sponsored enterprises	24,231	24,941	24,941
State and municipal obligations	3,279,439	3,329,883	3,328,248
Public utilities	665,412	685,131	685,055
Corporate obligations	101,017	101,582	101,582
Asset-backed securities	310,676	312,125	312,125
Private placements	17,552	17,871	17,871
Foreign governments	137,323	135,082	135,082

Total fixed maturities	4,625,308	4,699,745	4,698,034
Trading securities	158,087	153,634	153,634
Equity securities available for sale:
Banks, trusts and insurance companies	1,011	1,011	1,011
Industrial, miscellaneous and all other	195,057	253,858	253,858
Short-term investments	697,271	697,271	697,271
Other invested assets (1)	21,087	22,868	22,868
Hybrid securities	525,607	584,373	584,373

Total investments other than investments in related parties	$6,223,428	$6,412,760	$6,411,049

(1)	Fair value represents carrying value.

Radian Group Inc.

Schedule II—Condensed Financial Information of Registrant

Condensed Balance Sheets

Parent Company Only

	December 31
	2007	2006
	(In thousands, except share and per-share amounts)
Assets
Investments
Fixed maturities available for sale—at fair value (amortized cost $7,069 and $17,056)	$7,770	$17,867
Short-term investments	104,621	4,188
Cash	11,112	3,886
Investment in subsidiaries, at equity in net assets	3,496,089	4,774,918
Debt issuance costs	3,266	3,870
Due from affiliates, net	8,544	7,658
Property and equipment, at cost (less accumulated depreciation of $39,243 and $34,446)	10,196	13,168
Other assets	15,855	36,755
Federal income taxes receivable	51,832	3,071

Total assets	$3,709,285	$4,865,381

Liabilities and Stockholders’ Equity
Accounts payable—other	$32,657	$42,291
Notes payable	—	74
Accrued interest payable	7,799	7,689
Long-term debt and other borrowings	948,093	747,770

Total liabilities	988,549	797,824

Common stockholders’ equity
Common stock: par value $.001 per share; 200,000,000 shares authorized; 97,631,763 and 97,625,407 shares issued in 2007 and 2006, respectively; 80,412,974 and 79,401,691 shares outstanding in 2007 and 2006, respectively	98	97
Treasury stock: at cost: 17,218,789 and 18,223,716 shares in 2007 and 2006, respectively	(889,478)	(931,012)
Additional paid-in capital	1,331,790	1,347,205
Retained earnings	2,181,191	3,489,290
Accumulated other comprehensive income	97,135	161,977

Total common stockholders’ equity	2,720,736	4,067,557

Total liabilities and stockholders’ equity	$3,709,285	$4,865,381

See Supplemental Notes.

Radian Group Inc.

Schedule II—Condensed Financial Information of Registrant

Condensed Statements of Income

Parent Company Only

	Year Ended December 31
	2007	2006	2005
	(In thousands)
Revenues:
Net (losses) gains on securities	$(95)	$21,337	$6,915
Change in fair value of derivative instruments	—	—	(2,199)

Total revenues	(95)	21,337	4,716

Expenses:
Write-off of receivable from affiliate	54,464	—	—

Total expenses	54,464	—	—

(Loss) income before income taxes	(54,559)	21,337	4,716
(Benefit) provision for income taxes	(20,481)	723	9,433
Equity in net (loss) income of affiliates	(1,256,221)	561,558	527,571

Net (loss) income	$(1,290,299)	$582,172	$522,854

See Supplemental Notes.

Radian Group Inc.

Schedule II—Condensed Financial Information of Registrant

Condensed Statements of Cash Flows

Parent Company Only

	Year Ended December 31
	2007	2006	2005
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(1,290,299)	$582,172	$522,854
Adjustments to reconcile net income to net cash provided by operating activities
Net losses (gains) on sales	95	(25,098)	(6,915)
Loss on impairment of receivables	54,464	—	—
Change in fair value of derivative instruments	—	—	2,199
Purchases of trading securities	—	—	(595)
Sales of trading securities	—	—	95
Equity in undistributed net loss (income) of subsidiaries	1,273,855	(561,558)	(527,571)
Decrease in federal income taxes	(48,761)	(27,399)	(16,377)
Distributions from subsidiaries	150,885	155,000	350,263
Change in other assets	46,068	2,460	174,400
Change in accounts payable and other liabilities	(12,273)	(7,058)	80,117

Net cash provided by operating activities	174,034	118,519	578,470

Cash flows from investing activities:
Sales/redemptions of fixed-maturity investments available for sale	—	2,895	7,119
Purchases of fixed-maturity investments available for sale	—	(20,273)	(17,326)
(Purchases) sales of short term investments	(100,433)	102,634	(69,145)
Sales of equity securities	—	49,188	9,305
Purchases of property and equipment	(2,053)	(6,209)	(6,414)
Capital contributions	(210,350)	—	(15,000)
Issuance of demand note receivable from affiliate	(50,000)	—	—

Net cash (used in) provided by investing activities	(362,836)	128,235	(91,461)

Cash flows from financing activities:
Dividends paid	(6,430)	(6,531)	(6,831)
Purchase of treasury stock	(22,822)	(263,600)	(533,889)
Redemption of long-term debt	—	—	(220,000)
Issuance of long-term debt and other borrowings	200,000	—	249,555
Debt issuance costs	—	—	(2,168)
Proceeds from issuance of common stock	25,280	26,905	23,009

Net cash provided by (used in) financing activities	196,028	(243,226)	(490,324)

Increase (decrease) in cash	7,226	3,528	(3,315)
Cash, beginning of year	3,886	358	3,673

Cash, end of year	$11,112	$3,886	$358

See Supplemental Notes.

Schedule II—Condensed Financial Information of Registrant

Parent Company Only

Supplemental Notes

Note A

The Radian Group Inc. (the “Parent Company”) condensed financial statements represent the stand-alone financial statements of the Parent Company. These financial statements have been prepared on the same basis and using the same accounting policies as described in the consolidated financial statements included herein, except that the Parent Company uses the equity-method of accounting for its majority owned subsidiaries. Refer to the Parent Company’s financial statements for additional information. The following revisions have been made to prior years to conform with the appropriate 2007 presentation. In 2006, $72.2 million of capital contributions has been revised from financing activities to operating activities and in 2005, $15.0 million of capital contributions has been revised from financing activities to investing activities in the Condensed Statements of Cash Flows.

Note B

The Parent Company provides certain services to its subsidiaries. In April 2003, after approval by the various state Commissioners of Insurance, the Parent Company started charging back to its subsidiaries, based on calculated GAAP capital or percentage of time, certain amounts it incurs principally in the capacity of supporting those subsidiaries. As such, all net investment income, other income, operating expenses and interest expense has been allocated to the subsidiaries since that time. Investment income charged to subsidiaries for 2007, 2006 and 2005, was $4.3 million, $3.7 million and $3.3 million, respectively. Interest expense charged to subsidiaries for 2007, 2006 and 2005, was $53.1 million, $48.1 million and $43.0 million, respectively. Amounts charged to the subsidiaries for these costs is the actual cost, without any mark-up, except for the amounts charged to subsidiaries outside the U.S. for which a reasonable mark-up is charged. The Parent Company considers these charges fair and reasonable. The subsidiaries reimburse the Parent Company for these costs in a timely manner, which has the impact of improving the cash flows of the Parent Company and reducing dividends to the Parent Company. Parent Company debt principal payments are funded by dividends from subsidiaries, as needed. No such principal payments are scheduled for 2008.

Note C

During 2007, the Parent Company received $150.9 million of dividends from subsidiaries and the investment in Sherman of $104 million was transferred to Radian Group in a non-cash exchange.

Radian Group Inc.

Schedule IV—Reinsurance

Insurance Premiums Earned

Years Ended December 31, 2007, 2006 and 2005

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
	(In thousands)
2007	$1,108,655	$145,116	$75,071	$1,038,610	7.23%

2006	$1,062,415	$131,138	$84,569	$1,015,846	8.32%

2005	$1,015,909	$99,442	$102,203	$1,018,670	10.03%

INDEX TO EXHIBITS

Exhibit Number	Exhibit
2.1	Agreement and Plan of Merger, dated as of February 6, 2007, by and between Radian Group Inc. and MGIC Investment Corporation (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated February 6, 2007 and filed on February 12, 2007)

2.2	Termination and Release Agreement, dated as of September 4, 2007, by and between Radian Group Inc. and MGIC Investment Corporation (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated September 4, 2007 and filed on September 10, 2007)

2.4	Securities Purchase Agreement, dated as of September 14, 2007, by and between Radian Guaranty Inc., Mortgage Guaranty Insurance Corporation and Sherman Capital, L.L.C. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated September 14, 2007 and filed on September 20, 2007)

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated May 11, 2004, and filed on May 12, 2004)

3.2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated November 6, 2007 and filed on November 13, 2007)

4.1	Specimen certificate for Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K (file no. 1-11356) for the year ended December 31, 1999)

4.2	Indenture dated May 29, 2001, between the Registrant and First Union National Bank, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4 (file no. 333-52762) filed on July 19, 2001)

4.3	Form of 7.75% Debentures Due 2011 (included within Exhibit 4.2)

4.4	Registration Rights Agreement dated October 27, 1992, between the Registrant and Commonwealth Land Title Insurance Company (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-4 (file no. 333-52762) filed on July 19, 2001)

4.5	Indenture dated as of February 14, 2003, between the Registrant and Wachovia Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003)

4.6	Form of 5.625% Senior Notes Due 2013 (included within Exhibit 4.5)

4.7	Registration Rights Agreement dated February 14, 2003, among the Registrant, Banc of America Securities LLC, Lehman Brothers Inc., Wachovia Securities, Inc., Bear Stearns & Co. Inc. and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003)

4.8	Senior Indenture dated as of June 7, 2005, between the Registrant and Well’s Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 2, 2005 and filed on June 7, 2005)

4.9	Officers’ Certificate, dated as of June 7, 2005, including the terms of the Registrant’s 5.375% Senior Notes due 2015, as Attachment A, and including the form of the Notes as Exhibit A-1 to Attachment A (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 2, 2005 and filed on June 7, 2005)

+10.1	Form of Change of Control Agreement between Radian Group Inc. and C. Robert Quint (dated January 25, 1995) (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

Exhibit Number	Exhibit
+10.2	Form of Change of Control Agreement between the Registrant and each of Stephen D. Cooke (dated December 12, 2005), Robert E. Croner (dated December 12, 2005), and Teresa A. Bryce (dated November 14, 2006) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 12, 2005 and filed on December 16, 2005)

*+10.3	Amended and Restated Change of Control Agreement between Radian Asset Assurance Inc. and Stephen D. Cooke, dated December 11, 2007

*+10.4	Severance and Change of Control Agreement between Radian Group Inc. and David M. Applegate, dated January 16, 2008

+10.5	Radian Group Inc. Pension Plan (Amended and Restated Effective January 1, 1997) (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

+10.6	Amendment No. 1 to Radian Group Inc. Pension Plan (Amended and Restated Effective January 1, 1997) (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002)

+10.7	Amendment No. 2 to Radian Group Inc. Pension Plan (Amended and Restated Effective January 1, 1997) (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006)

+10.8	Amendment No. 3 to Radian Group Inc. Pension Plan (Amended and Restated Effective January 1, 1997) (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006)

+10.9	Amendment No. 4 to Radian Group Inc. Pension Plan (Amended and Restated Effective January 1, 1997) (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006)

+10.10	Amendment No. 5 to Radian Group Inc. Pension Plan (Amended and Restated Effective January 1, 1997) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 5, 2007 and filed on February 9, 2007)

+10.11	Amendment No. 6 to Radian Group Inc. Pension Plan (Amended and Restated January 1, 1997), dated April 10, 2007 (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)

+10.12	Amendment No. 7 to Radian Group Inc. Pension Plan (Amended and Restated Effective January 1, 1997) (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

+10.13	Radian Group Inc. Amended and Restated Benefit Restoration Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 6, 2007 and filed on November 13, 2007)

+10.14	Radian Group Inc. Savings Incentive Plan (Amended and Restated Effective January 1, 1997) (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

+10.15	Amendment No. 1 to Radian Group Inc. Savings Incentive Plan (Amended and Restated Effective January 1, 1997) ( incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002)

Exhibit Number	Exhibit
+10.16	Amendment No. 2 to Radian Group Inc. Savings Incentive Plan (Amended and Restated Effective January 1, 1997) (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006)

+10.17	Amendment No. 3 to Radian Group Inc. Savings Incentive Plan (Amended and Restated Effective January 1, 1997) (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006)

+10.18	Amendment No. 4 to Radian Group Inc. Savings Incentive Plan (Amended and Restated Effective January 1, 1997) (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006)

*+10.19	Amendment No. 5 to Radian Group Inc. Savings Incentive Plan (Amended and Restated Effective January 1, 1997)

+10.20	Amendment No. 6 to Radian Group Inc. Savings Incentive Plan (Amended and Restated Effective January 1, 1997) (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

+10.21	Radian Group Inc. Equity Compensation Plan (Amended and Restated May 9, 2006) (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders, as filed with the Securities and Exchange Commission on April 18, 2006).

+10.22	Amendment to Radian Group Inc. Equity Compensation Plan (Amended and Restated May 9, 2006) dated February 5, 2007 (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006)

*+10.23	Amendment No. 2 to Radian Group Inc. Equity Compensation Plan, dated November 6, 2007

+10.24	Form of Stock Option Grant Letter (incorporated by reference to Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2004)

+10.25	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2005)

+10.26	Form of Restricted Stock Award Agreement for awards granted on or after February 5, 2007 (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006)

+10.27	Form of Phantom Stock Agreement for Employees (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated February 8, 2005, and filed on February 14, 2005)

+10.28	Form of Phantom Stock Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K dated February 8, 2005, and filed on February 14, 2005)

+10.29	Radian Group Inc. Amended and Restated Performance Share Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Amended Current Report on Form 8-K dated February 8, 2005, and filed on March 30, 2005)

+10.30	Form of Performance Share Award Agreement for performance period beginning January 1, 2005, and ending January 1, 2007 (incorporated by reference to Exhibit 10.3 to the Registrant’s Amended Current Report on Form 8-K dated February 8, 2005, and filed on March 30, 2005)

+10.31	Form of Performance Share Award Agreement for performance period beginning January 1, 2006, and ending January 1, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 7, 2006, and filed on February 13, 2006)

Exhibit Number	Exhibit
*+10.32	Radian Group Inc. Voluntary Deferred Compensation Plan for Officers (Amended and Restated December 27, 2007)

*+10.33	Radian Group Inc. Voluntary Deferred Compensation Plan for Directors (Amended and Restated December 27, 2007)

+10.34	Radian Group Inc. 1997 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10 to the Registrant’s Registration Statement on Form S-8 (file no. 333-40623) filed on November 20, 1997)

+10.35	Amendment No. 1 to Radian Group Inc. 1997 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)

*+10.36	Amendment No. 2 to Radian Group Inc. 1997 Employee Stock Purchase Plan

+10.37	Amerin Corporation Second Amendment and Restatement of 1992 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002)

+10.38	Enhance Financial Services Group Inc. 1997 Long-Term Incentive Plan for Key Employees (As Amended Through June 3, 1999) (incorporated by reference to Exhibit 10.2.2 to the Quarterly Report on Form 10-Q (file no. 1-10967) for the period ended June 30, 1999, of Enhance Financial Services Group Inc.)

+10.39	Enhance Reinsurance Company Supplemental Pension Plan (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K for the year ended December 31, 1999, of Enhance Financial Services Group Inc.)

+10.40	Enhance Financial Services Group Inc. Non-Employee Director Stock Option Plan (As Amended December 11, 1997) (incorporated by reference to Annex A to the Schedule 14A of Enhance Financial Services Group Inc. (file no. 1-10967) filed on May 4, 1998)

+10.41	Employment Agreement between the Registrant and Sanford A. Ibrahim, dated as of April 20, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 20, 2005 and filed on April 25, 2005)

+10.42	Transition Agreement and General Release between Radian Group Inc. and Roy Kasmar, dated January 9, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 9, 2007 and filed on January 10, 2007)

+10.43	Retention Agreement, dated as of February 14, 2005, between the Registrant and Roy J. Kasmar (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004)

+10.44	First Amendment to Employment and Retention Agreement between Radian Group Inc. and Roy J. Kasmar, dated May 9, 2006 (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)

+10.45	Retention Agreement, dated as of February 14, 2005, between the Registrant and Howard S. Yaruss (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004)

+10.46	Separation Agreement between Radian Group Inc. and Howard Yaruss, dated October 18, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 18, 2006 and filed on October 24, 2006)

Exhibit Number	Exhibit
+10.47	Transition Agreement and General Release between Radian Group Inc. and Mark A. Casale, dated December 11, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 11, 2007 and filed on December 14, 2007)

*+10.48	Amendment No. 1 to Transition Agreement and General Release between Radian Group Inc. and Mark A. Casale, dated December 28, 2007

+10.49	Certain Compensation Arrangements with Directors (Effective September 1, 2006) (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2006)

10.50	Form of Radian Guaranty Inc. Master Policy, effective June 1, 1995 (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-4 (file no. 333-65440) filed on July 19, 2001)

10.51	Risk-to-Capital Ratio Maintenance Agreement between the Registrant and Commonwealth Mortgage Assurance Company regarding matters relating to Moody’s financial strength rating as amended through October 22, 1993, (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-4 (file no. 333-65440) filed on July 19, 2001)

10.52	Net Worth and Liquidity Maintenance Agreement, dated as of October 10, 2000, between Radian Guaranty Inc. and Radian Insurance Inc. (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002)

10.53	Form of Expense Allocation and Services Agreement between the Registrant and each of Radian Guaranty Inc., Radian Insurance Inc. and Radian Asset Assurance Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2005)

10.54	Variable Share Quota Share Reinsurance Agreement, effective January 1, 1994, between the Registrant and Capital Mortgage Reinsurance Company (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-4 (file no. 333-65440) filed on July 19, 2001)

10.55	Reinsurance Agreement, effective January 1, 1994, between the Registrant and Capital Reinsurance Company (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-4 (file no. 333-65440) filed on July 19, 2001)

10.56	Variable Share Quota Share Reinsurance Agreement, effective January 1, 1995, between the Registrant and Capital Mortgage Reinsurance Company (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-4 (file no. 333-65440) filed on July 19, 2001)

10.57	Reinsurance Agreement, effective January 1, 1996, between the Registrant and Capital Reinsurance Company (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-4 (file no. 333-65440) filed on July 19, 2001)

10.58	Variable Share Quota Share Reinsurance Agreement, effective January 1, 1997, between the Registrant and Capital Mortgage Reinsurance Company (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-4 (file no. 333-65440) filed on July 19, 2001)

10.59	Purchase Agreement, among Market Street Custodial Trust I, Market Street Custodial Trust II, Market Street Custodial Trust III, the Registrant, Radian Asset Securities Inc., Lehman Brothers Inc. and Bear, Stearns & Co. Inc. (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated and filed on September 11, 2003)

10.60	Put Option Agreement between Radian Asset Assurance Inc. and Radian Asset Securities Inc. relating to Series A Perpetual Preferred Shares (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated and filed on September 11, 2003)

Exhibit Number	Exhibit
10.61	Put Option Agreement between Radian Asset Securities Inc. and Market Street Custodial Trust I relating to Series A Perpetual Preferred Shares (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K dated and filed on September 11, 2003)

10.62	Put Option Agreement between Radian Asset Assurance Inc. and Radian Asset Securities Inc. relating to Series B Perpetual Preferred Shares (incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K dated and filed on September 11, 2003)

10.63	Put Option Agreement between Radian Asset Securities Inc. and Market Street Custodial Trust II relating to Series B Perpetual Preferred Shares (incorporated by reference to Exhibit 99.5 to the Registrant’s Current Report on Form 8-K dated and filed on September 11, 2003)

10.64	Put Option Agreement between Radian Asset Assurance Inc. and Radian Asset Securities Inc. relating to Series C Perpetual Preferred Shares (incorporated by reference to Exhibit 99.6 to the Registrant’s Current Report on Form 8-K dated and filed on September 11, 2003)

10.65	Put Option Agreement between Radian Asset Securities Inc. and Market Street Custodial Trust III relating to Series C Perpetual Preferred Shares (incorporated by reference to Exhibit 99.7 to the Registrant’s Current Report on Form 8-K dated and filed on September 11, 2003)

10.66	Credit Agreement, dated December 13, 2006, by and among Radian Group Inc., Keybank National Association, as Administrative Agent, Lead Arranger, Sole Book Runner, and Swingline Lender, JPMorgan Chase Bank, NA and Wells Fargo Bank, National Association, as Co-Syndication Agents, The Northern Trust Company as Documentation Agent and certain other banks and financial institutions (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 13, 2006 and filed on December 19, 2006)

10.67	Guaranty Agreement, dated as of August 11, 1999, between Radian Guaranty Inc. and Amerin Guaranty Corporation (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10K for the year ended December 31, 1999)

10.68	Option Agreement, dated as of September 14, 2007, by and between Radian Guaranty Inc. and Meeting Street Investments LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 14, 2007 and filed on September 20, 2007)

*12	Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends

16.1	Letter from Deloitte & Touche LLP to the Securities and Exchange Commission dated October 2, 2007 (incorporated by reference to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K dated September 26, 2007 and filed October 2, 2007)

*21	Subsidiaries of the Registrant

*23.1	Consent of PricewaterhouseCoopers LLP

*23.2	Consent of Deloitte & Touche LLP

*23.3	Consent of Grant Thornton LLP

*31	Rule 13a-14(a) Certifications

*32	Section 1350 Certifications

*	Filed herewith.
+	Management contract, compensatory plan or arrangement.