Form 10-Q
period 2008-03-31
RADIAN GROUP INC
filed 2008-05-12
CIK 890926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 80,429,462 shares of common stock, $0.001 par value per share, outstanding on May 5, 2008.

Radian Group Inc.

Forward Looking Statements—Safe Harbor Provisions

All statements in this report that address events, developments or results that we expect or anticipate may occur in the future are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the U.S. Private Securities Litigation Reform Act of 1995. In most cases, forward-looking statements may be identified by words such as “may,” “should,” “expect,” “intend,” “plan,” “goal,” “contemplate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue” or the negative or other variations on these words and other similar expressions. These statements, which include, without limitation, projections regarding our future performance and financial condition are made on the basis of management’s current views and assumptions with respect to future events. Any forward-looking statement is not a guarantee of future performance and actual results could differ materially from those contained in the forward looking information. The forward-looking statements, as well as our prospects as a whole, are subject to risks and uncertainties, including the following:

•

actual or perceived changes in general financial and political conditions, such as extended national or regional economic recessions, changes in housing demand or mortgage originations, changes in housing values (in particular, further deterioration in the housing, mortgage and related credit markets, which would harm our future consolidated results of operations and could cause losses for our mortgage insurance business to be worse than expected), changes in the liquidity in the capital markets and the further contraction of credit markets, population trends and changes in household formation patterns, changes in unemployment rates, changes or volatility in interest rates or consumer confidence, changes in credit spreads, changes in the way investors perceive the strength of private mortgage insurers or financial guaranty providers, investor concern over the credit quality and specific risks faced by the particular businesses, municipalities or pools of assets covered by our insurance;

•

actual or perceived economic changes or catastrophic events in geographic regions (both domestic and international) where our mortgage insurance or financial guaranty insurance in force is more concentrated;

•	our ability to successfully obtain additional capital to support our long-term liquidity needs and to protect our credit and financial strength ratings;

•	a decrease in the volume of home mortgage originations due to reduced liquidity in the lending market, tighter underwriting standards and a deterioration in housing markets throughout the U.S.;

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

•

the performance of our insured portfolio of higher risk loans, such as Alternative-A (“Alt-A”) and subprime loans, and adjustable rate products, such as adjustable rate mortgages and interest-only mortgages, which have resulted in increased losses in 2007 and 2008 and may result in further losses;

•	reduced opportunities for loss mitigation in markets where housing values fail to appreciate or begin to decline;

i

•

changes in persistency rates of our mortgage insurance policies caused by changes in refinancing activity, in the rate of appreciation or depreciation of home values and changes in the mortgage insurance cancellation requirements of mortgage lenders and investors;

•

downgrades or threatened downgrades of, or other ratings actions with respect to, our credit ratings or the insurance financial strength ratings assigned by the major rating agencies to any of our rated insurance subsidiaries at any time (in particular, our credit rating and the financial strength ratings of our mortgage insurance subsidiaries that are currently under review for possible downgrade), which risk is discussed in more detail below in Item 1A of Part II of this report on Form 10-Q;

•

heightened competition for our mortgage insurance business from others such as the Federal Housing Administration and the Veterans’ Administration or other private mortgage insurers (in particular those that have been assigned higher ratings from the major ratings agencies), from alternative products such as “80-10-10” loans or other forms of simultaneous second loan structures used by mortgage lenders, from investors using forms of credit enhancement other than mortgage insurance as a partial or complete substitution for private mortgage insurance and from mortgage lenders that demand increased participation in revenue sharing arrangements such as captive reinsurance arrangements;

•

changes in the charters or business practices of Federal National Mortgage Association and Freddie Mac, the largest purchasers of mortgage loans that we insure, and our ability to retain our “Top Tier” eligibility requirement from both Freddie Mac and Fannie Mae;

•

failure to bring the amendment to our credit facility, dated April 30, 2008, effective by May 15, 2008, which would result in a reinstatement of the ratings covenant under our credit facility as discussed in more detail below in Item 1A of Part II of this report on Form 10-Q;

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

•

the application of existing federal or state consumer, lending, insurance, securities and other applicable laws and regulations, or changes in these laws and regulations or the way they are interpreted; including, without limitation: (i) the possibility of private lawsuits or formal investigations by state insurance departments and state attorneys general alleging that services offered by the mortgage insurance industry, such as captive reinsurance, pool insurance and contract underwriting, are violative of the Real Estate Settlement Procedures Act and/or similar state regulations, (ii) legislative and regulatory changes affecting demand for private mortgage insurance or financial guaranty insurance, or (iii) legislation and regulatory changes limiting or restricting our use of (or requirements for) additional capital, the products we may offer, the form in which we may execute the credit protection we provide or the aggregate notional amount of any product we may offer for any one transaction or in the aggregate;

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

•	changes in accounting guidance from the Securities and Exchange Commission (“SEC”) or the Financial Accounting Standards Board;

•

our ability to profitably grow our insurance businesses in international markets, which depends on a number of factors such as foreign governments’ monetary policies and regulatory requirements, foreign currency exchange rate fluctuations, and our ability to develop and market products appropriate to foreign markets;

ii

•	legal and other limitations on the amount of dividends we may receive from our subsidiaries; and

•	vulnerability to the performance of our strategic investments, including in particular, our investment in Sherman Financial Group LLC.

For more information regarding these risks and uncertainties as well as certain additional risks that we face, you should refer to the Risk Factors detailed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2007 as well as the material changes to these risks discussed in Item 1A of Part II below. We caution you not to place undue reliance on these forward-looking statements, which are current only as of the date on which we filed this report. We do not intend to, and we disclaim any duty or obligation to, update or revise any forward-looking statements made in this report to reflect new information or future events or for any other reason.

iii

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Radian Group Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

($ in thousands)	March 31 2008	December 31 2007
ASSETS
Investments
Fixed maturities held to maturity—at amortized cost (fair value $49,668 and $55,021)	$47,951	$53,310
Fixed maturities available for sale—at fair value (amortized cost $4,653,018 and $4,571,998)	4,659,048	4,644,724
Trading securities—at fair value (amortized cost $447,034 and $158,087)	435,746	153,634
Equity securities available for sale—at fair value (cost $208,304 and $196,068)	245,551	254,869
Hybrid securities—at fair value (amortized cost $569,102 and $525,607)	571,919	584,373
Short-term investments	576,610	697,271
Other invested assets (cost $21,341 and $21,087)	23,122	22,868

Total investments	6,559,947	6,411,049
Cash	181,038	200,787
Investment in affiliates	116,969	104,354
Deferred policy acquisition costs	239,400	234,955
Prepaid federal income taxes	536,343	793,486
Accrued investment income	70,909	65,362
Accounts and notes receivable (less allowance of $50,115 and $50,391)	90,721	130,773
Property and equipment, at cost (less accumulated depreciation of $84,037 and $81,930)	22,799	24,567
Derivative assets	232,759	43,214
Other assets	203,140	201,642

Total assets	$8,254,025	$8,210,189

LIABILITIES AND STOCKHOLDERS’ EQUITY
Unearned premiums	$1,074,589	$1,094,710
Reserve for losses and loss adjustment expenses	1,902,128	1,598,756
Reserve for second-lien premium deficiency	213,736	195,646
Long-term debt and other borrowings	959,244	953,524
Variable interest entity debt	100,219	—
Deferred income taxes payable	52,360	26,705
Derivative liabilities	703,405	1,305,665
Accounts payable and accrued expenses	380,988	314,447

Total liabilities	5,386,669	5,489,453

Commitments and Contingencies (Note 13)
Stockholders’ equity
Common stock: par value $.001 per share; 200,000,000 shares authorized; 97,631,763 shares issued at March 31, 2008 and December 31, 2007; 80,460,406 and 80,412,974 shares outstanding at March 31, 2008 and December 31, 2007, respectively	98	98
Treasury stock, at cost: 17,171,357 and 17,218,789 shares at March 31, 2008 and December 31, 2007, respectively	(888,643)	(889,478)
Additional paid-in capital	1,334,854	1,331,790
Retained earnings	2,375,189	2,181,191
Accumulated other comprehensive income	45,858	97,135

Total stockholders’ equity	2,867,356	2,720,736

Total liabilities and stockholders’ equity	$8,254,025	$8,210,189

See notes to unaudited condensed consolidated financial statements.

Radian Group Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31
(In thousands, except per-share amounts)	2008	2007
Revenues:
Premiums written—insurance:
Direct	$262,606	$260,022
Assumed	24,271	24,531
Ceded	(42,571)	(36,123)

Net premiums written	244,306	248,430
Increase in unearned premiums	(2,385)	(33,923)

Net premiums earned—insurance	241,921	214,507
Net investment income	65,979	60,996
Net (losses) gains on securities	(54,884)	13,745
Change in fair value of derivative instruments	707,809	48,417
Other income	3,614	3,818

Total revenues	964,439	341,483

Expenses:
Provision for losses	582,711	107,042
Provision for second-lien premium deficiency	18,090	—
Policy acquisition costs	23,906	28,254
Other operating expenses	55,141	57,695
Interest expense	12,493	13,056

Total expenses	692,341	206,047

Equity in net income of affiliates	12,526	22,772

Pretax income	284,624	158,208
Income tax provision	88,986	44,741

Net income	$195,638	$113,467

Basic net income per share	$2.45	$1.43

Diluted net income per share	$2.44	$1.42

Weighted average number of common shares outstanding—basic	79,930	79,428

Weighted average number of common and common equivalent shares outstanding—diluted	80,040	80,080

Dividends per share	$0.02	$0.02

See notes to unaudited condensed consolidated financial statements.

Radian Group Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY (UNAUDITED)

					Accumulated Other Comprehensive Income (Loss)
(In thousands)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Foreign Currency Translation Adjustment	Unrealized Holding Gains (Losses)	Other	Total
BALANCE prior to implementation effects JANUARY 1, 2007	$97	$(931,012)	$1,347,205	$3,489,290	$9,796	$151,934	$247	$4,067,557
Cumulative effect of adoption of FIN No. 48	—	—	—	(21,214)	—	—	—	(21,214)
Cumulative effect of adoption of SFAS No. 155	—	—	—	9,844	—	(9,844)	—	—

BALANCE, JANUARY 1, 2007, as adjusted	97	(931,012)	1,347,205	3,477,920	9,796	142,090	247	4,046,343
Comprehensive income:
Net income	—	—	—	113,467	—	—	—	113,467
Unrealized foreign currency translation adjustment, net of tax of $459	—	—	—	—	851	—	—	851
Unrealized holding losses arising during period, net of tax benefit of $34	—	—	—	—	—	(62)	—
Less: Reclassification adjustment for net gains included in net income, net of tax of $5,597	—	—	—	—	—	(10,394)	—

Net unrealized gain on investments, net of tax of $5,630	—	—	—	—	—	(10,456)	—	(10,456)

Comprehensive income								103,862
Issuance of common stock under incentive plans	—	41,347	4,900	—	—	—	—	46,247
Issuance of restricted stock	—	—	(21,721)	—	—	—	—	(21,721)
Amortization of restricted stock	—	—	1,174	—	—	—	—	1,174
Stock-based compensation expense-options	—	—	4,455	—	—	—	—	4,455
Treasury stock purchased	—	(3,980)	—	—	—	—	—	(3,980)
Dividends declared	—	—	—	(1,604)	—	—	—	(1,604)

BALANCE, MARCH 31, 2007	$97	$(893,645)	$1,336,013	$3,589,783	$10,647	$131,634	$247	$4,174,776

BALANCE, JANUARY 1, 2008,	$98	$(889,478)	$1,331,790	$2,181,191	$12,142	$86,619	$(1,626)	$2,720,736
Comprehensive income:
Net income	—	—	—	195,638	—	—	—	195,638
Unrealized foreign currency translation adjustment, net of tax of $3,206	—	—	—	—	5,953	—	—	5,953
Unrealized holding losses arising during the period, net of tax benefit of $(34,271)	—	—	—	—	—	(63,646)	—	—
Less: Reclassification adjustment for net losses included in net income, net of tax benefit of $3,455	—	—	—	—	—	6,416	—	—

Net unrealized loss on investments, net of tax of $30,816	—	—	—	—	—	(57,230)	—	(57,230)

Comprehensive income	—	—	—	—	—	—	—	144,361
Repurchases of common stock under incentive plans	—	835	(550)	—	—	—	—	285
Issuance of restricted stock	—	—	78	—	—	—	—	78
Amortization of restricted stock	—	—	2,392	—	—	—	—	2,392
Stock-based compensation expense	—	—	1,144	—	—	—	—	1,144
Dividends declared	—	—	—	(1,640)	—	—	—	(1,640)

BALANCE, MARCH 31, 2008	$98	$(888,643)	$1,334,854	$2,375,189	$18,095	$29,389	$(1,626)	$2,867,356

See notes to unaudited condensed consolidated financial statements.

Radian Group Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31
(In thousands)	2008	2007
Cash flows (used in) provided by operating activities	$(62,031)	$204,187

Cash flows from investing activities:
Proceeds from sales of fixed-maturity investments available for sale	71,452	111,104
Proceeds from sales of equity securities available for sale	3,623	5,096
Proceeds from sales of hybrid securities	89,188	61,977
Proceeds from redemptions of fixed-maturity investments available for sale	45,984	51,695
Proceeds from redemptions of fixed-maturity investments held to maturity	5,841	5,906
Proceeds from redemptions of hybrid securities	15,672	28,767
Purchases of fixed-maturity investments available for sale	(167,188)	(217,339)
Purchases of equity securities available for sale	(15,781)	(830)
Purchases of hybrid securities	(134,618)	(92,344)
Sales (purchases) of short-term investments, net	120,915	(92,933)
Purchases of other invested assets, net	(260)	(6,167)
Purchases of property and equipment, net	(344)	(2,142)

Net cash provided by (used) in investing activities	34,484	(147,210)

Cash flows from financing activities:
Dividends paid	(1,640)	(1,604)
Proceeds from issuance of common stock under incentive plans	—	16,005
Excess tax benefits from stock-based awards	—	4,334
Purchase of treasury stock	—	(3,980)
Proceeds from termination of interest-rate swap	12,800	—

Net cash provided by financing activities	11,160	14,755

Effect of exchange rate changes on cash	(3,362)	2,972
(Decrease) increase in cash	(19,749)	74,704
Cash, beginning of period	200,787	57,901

Cash, end of period	$181,038	$132,605

Supplemental disclosures of cash flow information:
Income taxes received	$(250,337)	$(15,674)

Interest paid	$9,334	$8,057

Supplemental disclosures of non-cash items:
Stock-based compensation, net of tax	$2,999	$3,658

See notes to unaudited condensed consolidated financial statements.

Radian Group Inc

Notes to Unaudited Condensed Consolidated Financial Statements

1. Condensed Consolidated Financial Statements—Basis of Presentation

Our condensed consolidated financial statements include the accounts of Radian Group Inc. and its subsidiaries, including its principal mortgage insurance operating subsidiaries, Radian Guaranty Inc. (“Radian Guaranty”), Amerin Guaranty Corporation (“Amerin Guaranty”) and Radian Insurance Inc. (“Radian Insurance”), and its principal financial guaranty operating subsidiaries, Radian Asset Assurance Inc. (“Radian Asset Assurance”) and Radian Asset Assurance Limited (“RAAL”). We refer to Radian Group Inc. together with its consolidated subsidiaries as “Radian,” “we,” “us” or “our,” unless the context requires otherwise. We generally refer to Radian Group Inc. alone, without its consolidated subsidiaries, as the “parent company.” We own a 46% interest in Credit-Based Asset Servicing and Securitization LLC (“C-BASS”) and a 21.8% interest in Sherman Financial Group LLC (“Sherman”), each of which are credit-based consumer asset businesses.

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of all wholly-owned subsidiaries. We have condensed or omitted certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP pursuant to the SEC’s rules and regulations.

The financial information presented for interim periods is unaudited; however, such information reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or for any other period. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. While the amounts included in our condensed consolidated financial statements include our best estimates and assumptions, actual results may vary.

Basic net income per share is based on the weighted average number of common shares outstanding, while diluted net income per share is based on the weighted average number of common shares outstanding and common share equivalents that would be issuable upon the exercise of stock options and other stock-based compensation.

We adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurement” (“SFAS No. 157”) effective January 1, 2008 with respect to financial assets and liabilities measured at fair value. SFAS No. 157, (i) defines fair value, (ii) establishes a framework for measuring fair value in GAAP and (iii) expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for all financial statements issued for fiscal years beginning after November 15, 2007 on a prospective basis. There was no cumulative impact on retained earnings as a result of the adoption. The impact of SFAS No. 157 is included in the change in fair value of derivative instruments. See Note 2. In accordance with Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) SFAS No. 157-2, “Effective Date of FASB Statement No. 157,” we have elected to defer the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities until January 1, 2009.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

We adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) effective January 1, 2008. SFAS No. 159 permits entities to choose to measure financial instruments and certain other items at fair value. Items eligible for fair value measurement by this statement are (i) recognized financial assets and financial liabilities (with some exceptions), (ii) firm commitments that would otherwise not be recognized at inception and that involve only financial instruments, (iii) nonfinancial insurance contracts and warranties that an insurer can settle by paying a third party to provide those goods or services and (iv) host financial instruments resulting from separation of an embedded nonfinancial derivative instrument from a nonfinancial hybrid instrument. We elected to fair value the consolidated net interest margin securities (“NIMS”) variable interest entity (“VIE”) debt at the date the VIEs were consolidated during the first quarter of 2008.

We adopted FSP FASB Interpretation (“FIN”) No. 39-1 in the first quarter of 2008. FSP FIN No. 39-1, an amendment of FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts” (“FSP FIN No. 39-1”) replaces the terms “conditional contracts” and “exchange contracts” with the term “derivative instruments” and permits a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable), or the obligation to return cash collateral (a payable), against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in the statement of financial position. The implementation of FSP FIN No. 39-1 did not have a material impact on our condensed consolidated financial statements at January 1, 2008.

Certain other prior period balances have been reclassified to conform to the current period presentation. Specifically, effective January 1, 2008, derivative premiums earned are now included in the change in fair value of derivative instruments. This reclassification is being adopted after agreement with member companies of the Association of Financial Guaranty Insurers (“AFGI”) in consultation with the staffs of the Office of the Chief Accountant and the Division of Corporate Finance of the SEC. This reclassification is being implemented in order to increase comparability of our financial statements with other financial guaranty companies with derivative contracts. The 2007 amounts have been revised to reflect this reclassification. The unrealized loss on the fair value of the long-term debt, previously included in long-term debt at December 31, 2007, has been reclassified to other liabilities.

2. Fair Value of Financial Instruments

Effective January 1, 2008, we adopted SFAS No. 157, which as discussed in Note 1, defines fair value, establishes a fair value hierarchy and requires additional disclosures for financial assets and liabilities measured at fair value. Financial instruments reported in investments (excluding held-to-maturity securities and equity-method investments) and derivative assets and liabilities are measured at fair value. In the first quarter of 2008, we elected to also measure at fair value our variable interest entity debt, as allowed by the provisions of SFAS No. 159.

SFAS No. 157 defines fair value as the current amount that would be exchanged to sell an asset or transfer a liability, other than in a forced liquidation or transfer, and regardless of whether an observable liquid market price exists. SFAS No. 157 requires that a fair value measurement reflect actual or hypothetical assumptions market participants would use in pricing an asset or liability based on the best information available at the measurement date. In addition, SFAS No. 157 explicitly requires that we reflect our own non-performance risk in our fair value measurements of liabilities. We use the parent company credit spreads as our primary market-based input in estimating non-performance risk. The provisions of SFAS No. 157 are reflected prospectively in earnings beginning January 1, 2008.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

As required by SFAS No. 157, we established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to financial instruments using unadjusted quoted prices in active markets for identical assets or liabilities (Level I measurements) and the lowest priority to fair value measurements using unobservable inputs (Level III measurements). The three levels of the fair value hierarchy under SFAS No. 157 are described below:

Level I – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level II – Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly;

Level III – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The following is a list of those assets and liabilities that are measured at fair value by hierarchy level as of March 31, 2008:

(In millions)
Assets and Liabilities at Fair Value (1)	Level I	Level II	Level III	Total
Investment Portfolio:
U.S. government and agency securities	$—	$164.5	$—	$164.5
Municipal and state securities	—	4,351.2	—	4,351.2
Money market instruments	489.7	—	—	489.7
Corporate bonds	—	125.4	—	125.4
Asset-backed securities	—	319.2	—	319.2
Foreign government securities	—	143.9	—	143.9
Hybrid securities	—	571.9	—	571.9
Equity securities	228.1	52.0	0.1	280.2
Other	—	—	9.3	9.3

Total Investments	717.8	5,728.1	9.4	6,455.3

Derivative Assets:
Put options on committed preferred securities (“CPS”)	—	—	78.0	78.0
NIMS VIE derivative assets (2)	—	—	16.5	16.5
Financial Guaranty credit derivative assets:
Corporate collateralized debt obligation (“CDO”) assets	—	—	81.3	81.3
Non-Corporate CDO assets	—	—	56.1	56.1
Assumed financial guaranty credit derivative assets	—	—	0.8	0.8

Total Financial Guaranty credit derivative assets	—	—	138.2	138.2

Total Derivative Assets	—	—	232.7	232.7

Total Assets at Fair Value	$717.8	$5,728.1	$242.1	$6,688.0

Derivative Liabilities:
NIMS credit derivatives	$—	$—	$232.1	$232.1
Financial Guaranty credit derivative liabilities:
Corporate CDO liabilities	—	—	57.7	57.7
Non-Corporate CDO liabilities	—	—	272.1	272.1
Assumed financial guaranty credit derivative liabilities	—	—	20.1	20.1

Total Financial Guaranty credit derivative liabilities	—	—	349.9	349.9
Mortgage Insurance domestic and international credit default swaps (“CDS”)	—	—	121.4	121.4

Total Derivative Liabilities	—	—	703.4	703.4

Variable interest entity debt (3)	—	—	100.2	100.2

Total Liabilities at Fair Value	$—	$—	$803.6	$803.6

(1)	Excludes fixed maturities held-to-maturity and other invested assets accounted for as equity-method investments as these investments are not measured at fair value.
(2)	Represents consolidated derivative assets related to the residual interests held by the VIE utilized to structure our NIMS credit derivatives that required consolidation due to control provisions in our guarantee contracts.
(3)	Represents consolidated debt issued by the VIE utilized to structure our NIMS credit derivatives that require consolidation upon our becoming the primary beneficiary of the VIE.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

The fair value of our financial instruments is determined from market pricing when available; otherwise, fair value is based on estimates using present value or other valuation methodologies. Liability amounts include adjustments related to our own non-performance risk. These estimates result in a fair value estimate of the amount that would be exchanged to transfer the liability to a third party with a similar credit rating in an orderly market, if one existed. Considerable judgment is required to interpret available market data to develop the estimates of fair value. Where market pricing is not available, fair value estimates are reconciled or calibrated to market-based information, if available to us. The estimates presented herein are not necessarily indicative of the amount we could actually realize in a current market exchange. The use of different market assumptions or estimation methodologies may have a material effect on our estimated fair value amounts. Also, changes in our credit spreads over time will have a material effect on our liability fair values. Following is a description of our valuation methodologies for financial assets and liabilities measured at fair value.

Investments

U.S. Government and agency securities—The fair value of U.S government and agency securities is estimated using observed market transactions, including broker-dealer quotes and actual trade activity as a basis for valuation. U.S government and agency securities are categorized in Level II of the fair value hierarchy.

Municipal and state securities—The fair value of municipal and state securities is estimated using recently executed transactions, market price quotations and pricing models that factor in, where applicable, interest rate yield curves and credit spreads for similar bonds. These securities are categorized in Level II of the fair value hierarchy.

Money market instruments—The fair value of money market instruments is based on daily prices which are published and available to all potential investors. These securities are categorized in Level I of the fair value hierarchy.

Corporate bonds—The fair value of corporate bonds is estimated using recently executed transactions and market quotes. In addition, a spread model is used to incorporate early redemption features, when applicable. These securities are generally categorized in Level II of the fair value hierarchy.

Asset-Backed Securities (“ABS”), Commercial Mortgage-Backed Securities (“CMBS”) and Collateralized Mortgage Obligations (“CMOs”) —The fair value of ABS, CMBS and CMOs is estimated based on prices of comparable securities and spreads obtained from dealers and observable prepayment speeds. These securities are generally categorized in Level II of the fair value hierarchy.

Foreign government securities—The fair value of foreign government securities is estimated using observed market yields used to create a maturity curve and observed credit spreads from market makers and broker dealers. These securities are categorized in Level II of the fair value hierarchy.

Hybrid securities—These instruments are convertible securities measured at fair value based on observed trading activity and daily quotes. In addition, on a daily basis, dealer quotes are marked against the current price of corresponding underlying stock. These securities are categorized in Level II of the fair value hierarchy. For certain securities, the underlying security price may be adjusted to account for changes in the conversion and investment value from the time the quote was obtained. Such securities are categorized in Level III of the fair value hierarchy.

Equity securities—The fair value of these securities is generally estimated using observable market data and bid prices from market makers and broker dealers. Generally, these securities are categorized in Level I of the fair value hierarchy as observable market data is available on these securities and are frequently traded. Other securities that are not as liquid are categorized as Level II of the fair value hierarchy

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Other investments—The fair value of these securities is generally estimated by discounting estimated future cash flows. Also included in this category are residential mortgage-backed securities (“RMBS”) bonds valued using internally-generated models. These securities are categorized in Level III of the fair value hierarchy.

Derivative Assets and Liabilities

We determine the fair value of our derivative assets and liabilities using internally-generated models. We reconcile or calibrate key inputs to market-based information, when available. Beginning in the first quarter of 2008, in accordance with SFAS No. 157, we made an adjustment to our derivative liabilities valuation methodology to account for our own non-performance risk by incorporating the observable credit default swap spread of the parent company into the determination of the fair value of our credit derivatives. Our five-year credit default swap spread widened by 1,058 basis points to 1,095 basis points from January 1, 2007 to March 31, 2008. Considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates are not necessarily indicative of amounts we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a significant effect on the estimated fair value amounts.

Put Options on Committed preferred securities (“CPS”) The fair value of our put options on CPS is estimated based on a spread difference between the maximum rate on the underlying CPS securities and the estimated market rate of the perpetual security. This amount is discounted using a rate that incorporates our CDS spread. The put options on CPS are categorized in Level III of the fair value hierarchy.

NIMS credit derivatives and NIMS VIE derivative assets—NIMS credit derivatives are financial guarantees we have issued on NIMS which we are required to account for as derivatives. NIMS VIE derivative assets represent derivative assets in the NIMS trusts that we are required to consolidate in accordance with FIN No. 46R “Consolidation of Variable Interest Entities”(“FIN No. 46R”). See Note 4. The gains and losses on these financial instruments are derived from internally-generated models. We use market-based roll rates and internally-developed loss assumptions to estimate losses in each securitization underlying either the NIMS credit derivatives or the NIMS VIE derivative assets. We then project prepayment speeds on the underlying collateral in each securitization, incorporating actual and historical prepayment experience. The estimated loss and prepayment speeds are used to estimate the cash flows for each underlying securitization and NIMS bond, and ultimately, to produce the projected credit losses for each NIMS bond. In addition to expected credit losses, the fair value for each NIMS credit derivative is approximated by incorporating future expected premiums to be received from the NIMS trust. The projected net losses are discounted using a rate of return that incorporates our own non-performance risk, and based on our current credit default swap spread level, results in a significant reduction of the derivative liability. Because NIMS guarantees are not market-traded instruments, considerable judgment is required in estimating fair value. The use of different assumptions and/or methodologies could have a significant effect on estimated fair values. The NIMS credit derivatives are categorized in Level III of the fair value hierarchy. As a result of having to consolidate several NIMS structures, the derivative assets held by the NIMS VIE are also fair valued using the same internally-generated valuation model. The NIMS VIE derivative assets are also categorized in Level III of the fair value hierarchy.

Corporate CDOs—The estimated fair value of these direct derivative financial guaranty contracts is derived from internally-generated models. Estimated fair value amounts are determined by using market information to the extent available, the most significant of which is the credit default swap index (“CDX”), which is an industry standard credit default swap index. Credit spreads on individual names in our collateral pool are used to derive an equivalent risk tranche on the CDX index. When credit spreads on individual names are not available, the average

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

credit spread of similar companies is used. This observable market information must be combined with unobservable market inputs in order to estimate fair value. These unobservable market inputs are required to consider differences that exist in the collateral underlying our contracts, for example, not having to post collateral for changes in value, and the collateral underlying the standard market index, the structural features of our contracts and our non-performance risk. In order to adjust for our non-performance risk, we accounted for differences between our derivative contracts and similar derivative contracts executed by other primary market participants, the primary difference being the lack of a requirement to post collateral with our counterparties when our contracts are in a liability position. We utilized the parent company’s CDS spread curve, along with other assumptions regarding the correlation of underlying collateral default to our default as of the end of the valuation period, in order to adjust the fair market value to reflect the market’s perception of our non-performance risk. These credit derivatives are categorized in Level III of the fair value hierarchy.

Non-Corporate CDOs—The fair value of non-corporate CDOs includes fair value estimates on Trust Preferred securities (“TRUPS”), RMBS CDOs, CMBS CDOs and CDOs backed by other asset classes such as credit card receivables and auto loans. The fair value is estimated using dealer quotes on similarly structured transactions or relevant market indices as inputs when available. In instances where dealer quotes are not available and market indices are not appropriate, we utilize an internal model, similar to those used by other monoline insurers, to estimate fair value. This model estimates fair values based on a market rate of return that would be required on an internally developed risk-based capital amount. In determining the fair value of RMBS CDOs, and CMBS CDOs, we utilize a market spread derived from the ABX, TABX and CMBX indices. The spread utilized is based on the nature of the underlying collateral in each deal. The gains and losses on TRUPS deals are derived from internally-generated models utilizing observable CDS spreads of a group of investment grade and high-yield financial institutions. Because our collateral does not directly track market indices that are available, adjustments to account for differences in term, credit quality and diversification of underlying collateral are made in our internal models. In addition, in accordance with SFAS No. 157, we factored our own non-performance risk related to derivative contracts in a liability position. As noted above, a significant spread widening has a material impact on the estimated fair value of our non-corporate CDOs. These credit derivatives are categorized in Level III of the fair value hierarchy.

Assumed financial guaranty credit derivatives—Asset classes underlying our assumed financial guaranty contracts are comprised of those described above in both corporate and non-corporate CDOs. Fair value estimates are based on a reinsurance exit market and rely on fair value information from ceding insurers, as they are the primary obligors. The fair value methodologies are similar to those described above in determining fair values, including market-based indices, where available.

Mortgage Insurance domestic and international CDS—The fair value of our mortgage insurance CDS is based on quotes obtained from the counterparty. These quotes are validated by internally-developed models using loss assumptions and projections based on the performance of the underlying collateral. We also incorporated an adjustment to account for our non-performance risk. These credit derivatives are categorized in Level III of the fair value hierarchy.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

The following is a list of Level III assets and liabilities measured at fair value as of March 31, 2008:

(In millions)	Beginning Balance at January 1, 2008	Realized Gains/ (Losses)	Unrealized Gains/(Losses)	Purchases, Sales, Issuances & Settlements		Transfers Into (Out of) Level III	Ending Balance at March 31, 2008
Level III Assets
Investments:
Hybrid securities	$6.7	$—	$—	$—		$(6.7)	$—
Equity securities	0.1	—	—	—		—	0.1
Other investments	12.1	(3.7)	0.3	0.6		—	9.3

Total Investments	18.9	(3.7)	0.3	0.6		(6.7)	9.4
NIMS derivative assets	—	—	—	16.5		—	16.5
Put options on CPS	35.2	(1.4)	42.8	1.4		—	78.0

Total Level III assets, net	$54.1	$(5.1)	$43.1	$18.5		$(6.7)	$103.9

Level III liabilities
NIMS credit derivatives	$(433.9)	$6.8	$98.7	$96.3	(1)	$—	$(232.1)
Variable interest entity debt	—	—	—	(100.2)		—	(100.2)
Mortgage Insurance domestic and international CDS	(86.2)	2.4	(32.3)	(5.3	)(2)	—	(121.4)
Financial Guaranty credit derivatives, net:
Corporate CDOs	(485.5)	11.1	522.8	(24.8	)(3)	—	23.6
Non-Corporate CDOs	(277.7)	2.6	63.0	(3.9	)(4)	—	(216.0)
Assumed financial guaranty contracts	(14.4)	—	(4.9)	—		—	(19.3)

Total Financial Guaranty credit derivatives, net	(777.6)	13.7	580.9	(28.7)		—	(211.7)

Total Level III liabilities, net	$(1,297.7)	$22.9	$647.3	$(37.9)		$—	$(665.4)

(1)	Included in this amount is $4.0 million of unearned premium and a $21.5 million reduction related to our purchase of NIMS bonds that we guarantee, which is part of loss mitigation efforts. These unearned premiums relate to the reclassification in accordance with AFGI and SEC guidance.

(2)	Amount represents unearned premium as referred to in (1) above.

(3)	Included in this amount is $14.3 million of unearned premium as referred to in (1) above.

(4)	Included in this amount is $1.4 million of unearned premium as referred to in (1) above.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At March 31, 2008, our total Level III assets approximated 4% of total assets measured at fair value and total Level III liabilities accounted for 100% of total liabilities measured at fair value. In the first quarter of 2008, credit spreads on underlying collateral, both corporate credit spreads and asset-backed spreads, widened significantly during the quarter, which resulted in large unrealized losses on these positions. Offsetting these losses, due to the incorporation of our non-performance risk into our fair value measurements as required by SFAS No. 157, the fair value of our liabilities was reduced by approximately $2.1 billion, in the aggregate. The largest component of this reduction in value related to the valuation of our Corporate CDOs. The credit protection we offer on Corporate CDOs is generally senior investment grade debt, which carries a weighted average spread of approximately 88 basis points. Based on the March 31, 2008 parent company CDS spread of 1,095 basis points, the market valuation of our credit protection of these highly rated underlying tranches is minimal at March 31, 2008, resulting in a very low fair premium amount.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

At March 31, 2008, we also consolidated certain NIMS transactions for which we reversed an $83.7 million NIMS credit derivative liability and recorded VIE debt of $100.2 million and NIMS derivative assets of $16.5 million. During the first quarter of 2008, we transferred some of our hybrid securities from Level III to Level II due to the fact that at the time the securities were purchased there was no active market or observable inputs. At March 31, 2008, these securities were more frequently traded, which provided observable inputs for our valuation. Realized and unrealized gains and losses on other investments included in Level III are generally recorded in net gains (losses) on securities; changes in fair value of certain RMBS securities included in other investments were reflected in change in fair value of derivative instruments. Realized and unrealized gains and losses on our Level III derivative assets and liabilities are recorded in change in fair value of derivatives.

SFAS No. 159 permits certain financial assets and liabilities to be measured at fair value. In the first quarter of 2008, we elected to fair value the consolidated NIMS VIE debt. We elected to fair value these instruments in order to achieve a value that reflects our financial guaranty obligations associated with the NIMS. The face value of our consolidated liability is $149.6 million and includes $36.9 million that has been issued by our consolidated trusts, but is not guaranteed by us.

3. Derivative Instruments and Hedging Activities

We account for derivatives under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as amended and interpreted. In general, SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their respective fair values and changes in fair value recorded in net income unless the derivatives qualify as hedges. If the derivatives qualify as hedges, depending on the nature of the hedge, changes in the fair value of the derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings, or are recognized in accumulated other comprehensive income (loss) until the hedged item is recognized in earnings.

All our derivative instruments are recognized in our condensed consolidated balance sheets as either derivative assets or derivative liabilities, depending on the rights or obligations under the contracts. The interest-rate swaps that we had entered into qualified as hedges and were accounted for as fair value hedges. Our credit protection in the form of credit default swaps and other credit derivatives within both our mortgage insurance and financial guaranty segments and NIMS are not designated as hedges under SFAS No. 133, so changes in their fair value are included in current earnings in our condensed consolidated statements of operations. Net unrealized gains and losses on credit default swaps and certain other derivative contracts are included in either derivative assets or derivative liabilities on our condensed consolidated balance sheets.

We apply the guidance of SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), an amendment of SFAS Nos. 133 and 140, which (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and (v) amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS No.140”) to eliminate the exemption from applying the requirements of SFAS No. 133 on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

Accordingly, certain securities that were previously classified as trading securities or fixed maturities available for sale on our condensed consolidated balance sheets were reclassified to hybrid securities on our condensed consolidated balance sheets at the date of adoption. In addition, as allowed under the provisions of SFAS No. 155, we

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

elected to record convertible securities at fair value with changes in the fair value recorded as net gains or losses on securities. At adoption, on January 1, 2007, we recorded an after-tax reclassification, which increased retained earnings and decreased other comprehensive income by $9.8 million, which represented the cumulative adjustment to fair value.

A summary of our derivative assets and liabilities, as of and for the periods indicated, is as follows:

Balance Sheets (In millions)	March 31 2008	December 31 2007
Derivative assets:
Financial Guaranty credit derivative assets	$138.2	$8.0
NIMS VIE derivative assets	16.5	—
Put options on CPS (1)	78.0	35.2

Total derivative assets	232.7	43.2

Derivative liabilities:
Financial Guaranty credit derivative liabilities	349.9	785.6
NIMS	232.1	433.9
Mortgage Insurance domestic and international CDS	121.4	86.2

Total derivative liabilities	703.4	1,305.7

Total derivative liabilities, net	$(470.7)	$(1,262.5)

These amounts represent gross unrealized gains and gross unrealized losses on derivative assets and liabilities.

The notional value of our derivative contracts at March 31, 2008 and December 31, 2007 was $59,021 million and $57,707 million, respectively.

The components of the gain (loss) included in change in fair value of derivative instruments are as follows:

	Three Months Ended March 31
Statements of Operations (In millions)	2008	2007
Net premiums earned – derivatives (2)	$25.2	$34.6
Financial Guaranty credit derivative liabilities	580.9	25.1
NIMS	96.5	1.4
Mortgage Insurance domestic and international CDS	(32.3)	(12.7)
Put options on CPS (1)	41.4	—
Other	(3.9)	—

Change in fair value of derivative instruments	$707.8	$48.4

(1)	Prior to the fourth quarter of 2007, this amount was immaterial to the condensed consolidated financial statements.
(2)	In previous periods, net premiums earned on derivatives were reported in premiums earned in our condensed consolidated statements of operations. This reclassification is the result of a financial guaranty industry-wide effort, in consultation with the SEC, to present the results from credit derivative transactions consistently.

The application of SFAS No. 133, as amended, could result in volatility from period to period in gains and losses as reported on our condensed consolidated statements of operations. Generally, these gains and losses result from changes in corporate credit or asset-backed spreads and changes in the creditworthiness of underlying corporate entities or the credit performance of the assets underlying an asset-backed security. Any incurred gains or losses on our financial guaranty contracts that are accounted for as derivatives are recognized as a change in the fair value of derivative instruments. Beginning in the first quarter of 2008, as required by the provisions of

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

SFAS No. 157, we also incorporated factors to include our own non-performance risk. This change in methodology resulted in a one-time increase in the change in fair value of derivative instruments of $2.1 billion. We cannot predict the effect the volatility potentially created by the application of SFAS No. 157 may have on our financial position or results of operations for future periods.

4. Variable Interest Entities

As a provider of credit enhancement, we periodically transact with entities that may be VIEs. VIEs are corporations, trusts or partnerships that are established for a limited purpose and must be evaluated in accordance with the guidance in FASB Interpretation No. 46, “Consolidation of Variable Interest Entities (revised)—an interpretation of ARB No. 51” (“FIN No. 46R”). Special purpose entities (“SPEs”), by their nature, are generally not controlled by their equity owners, as the establishing documents govern all material decisions. In accordance with FIN No. 46R, we consolidate VIEs in which we are the primary beneficiary of the variable interests, or a combination of variable interests, that will either (i) absorb a majority of the VIE’s expected losses, (ii) receive a majority of the VIE’s expected residual returns or (iii) both. To determine if we are the primary beneficiary of a VIE, we review, among other factors, the VIE’s design, capital structure, contractual terms, which interests create or absorb variability and related party relationships, if any. Additionally, we may calculate our share of the VIE’s expected losses and expected residual returns based upon the VIE’s contractual arrangements and/or our position in the VIE’s capital structure.

Mortgage Insurance—We guarantee the payment of principal and interest on NIMS which are structured as qualifying special purpose entities. There are certain control provisions in our guarantee contracts that give us the ability to call the NIMS upon certain events of contractual non-performance of third parties. Under these circumstances, the VIE would not be exempt from consolidation considerations under FIN No. 46R. At March 31, 2008, there were 12 such transactions requiring consolidation in our condensed consolidated balance sheets. The amount included in other assets and variable interest entity debt related to these trusts was $16.5 million and $100.2 million, respectively. The consolidated NIMS assets are treated as derivatives in accordance with SFAS No. 133, and recorded at fair value. The consolidated NIMS VIE debt is recorded at fair value as allowed by the provisions of SFAS No. 159.

The following is summary information related to NIMS trusts as of the dates indicated:

	March 31, 2008
(in millions) VIE Assets	Trust Assets	Subordination Below Our Exposure	Average Rating of Collateral at Inception	NIMS Exposure
NIMS	$607.6	$85.3	BBB to BB	$522.3

	December 31, 2007
(in millions) VIE Assets	Trust Assets	Subordination Below Our Exposure	Average Rating of Collateral at Inception	NIMS Exposure
NIMS	$704.0	$100.0	BBB to BB	$604.0

Financial Guaranty—Our involvement with VIEs has a material role in our financial guaranty business as a guarantor of beneficial interests held by third party investors. Our guarantees in the financial guaranty business generally are structured as financial guarantees or credit default swaps guaranteeing principal and interest payments to beneficial interest holders. In certain of these VIEs, we could potentially be the primary beneficiary of the entity’s variable interests through our participation in the VIE and certain beneficial interests. Consequently, we would be required to consolidate the assets and liabilities of the VIE. At March 31, 2008, there were no VIEs that required consolidation in our financial guaranty business.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

5. Investments

We group assets in our investment portfolio into one of three main categories: held to maturity, available for sale or trading securities. Fixed-maturity securities for which we have the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. Investments classified as available for sale are reported at fair value, with unrealized gains and losses (net of tax) reported as a separate component of stockholders’ equity as accumulated other comprehensive income. Investments classified as trading securities are reported at fair value, with unrealized gains and losses reported as a separate component of income. Amortization and accretion are calculated principally using the interest method over the term of the investment. Realized gains and losses on investments are recognized using the specific identification method.

In accordance with SFAS No. 155, effective January 1, 2007, all changes in the fair value of the entire convertible security are recorded as net gains or losses on securities in our condensed consolidated statements of operations. Our transition adjustment related to the adoption of SFAS No. 155 increased retained earnings at January 1, 2007 by $9.8 million, and reduced accumulated other comprehensive income by the same amount. The transition amount includes unrealized gains of $14.1 million (net of tax) and unrealized losses of $4.3 million (net of tax) related to convertible securities at December 31, 2006.

For securities in our investment portfolio, we conduct a quarterly evaluation of declines in market value of the securities to determine whether the decline is other-than-temporary. If a security’s fair value is below the cost basis, and it is judged to be an other-than-temporary decline, the cost basis of the individual security is written down to fair value through earnings as a realized loss and the fair value becomes the new basis for the security. During the first quarter of 2008, we recorded approximately $14.0 million of charges related to declines in the fair value of securities (primarily municipal securities and taxable bonds) considered to be other-than-temporary compared to $0.6 million in the first quarter of 2007. At March 31, 2008 and 2007, there were no other investments held in the portfolio that were determined to be other-than-temporarily impaired.

Our evaluation of market declines for other-than-temporary impairment is based on management’s case-by-case evaluation of the underlying reasons for the decline in fair value. We consider a wide range of factors regarding the issuer of the security and use our best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations used by us in the impairment evaluation process include, but are not limited to: (i) the length of time and the extent to which the market value has been below cost or amortized cost, (ii) the potential for impairments of securities when the issuer is experiencing significant financial difficulties, (iii) the potential for impairments in an entire industry sector or sub-sector, (iv) the potential for impairments in certain economically depressed geographic locations, (v) the potential for impairments of securities where the issuer, series of issuers or industry has suffered a catastrophic type of loss or has exhausted natural resources, (vi) our ability and intent to hold the security for a period of time sufficient to allow for the full recovery of its value to an amount equal to or greater than cost or amortized cost, (vii) unfavorable changes in forecasted cash flows on asset-backed securities and (viii) other subjective factors, including concentrations and information obtained from regulators and rating agencies.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

The following table shows the gross unrealized losses and fair value of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2008.

	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government securities	$—	$—	$201	$2	$201	$2
State and municipal obligations	1,369,333	87,179	173,377	19,577	1,542,710	106,756
Corporate bonds and notes	34,844	1,593	11,532	587	46,376	2,180
Asset-backed securities	42,909	713	43,007	760	85,916	1,473
Private placements	4,495	118	2,217	73	6,712	191
Foreign governments	16,562	131	74,729	1,972	91,291	2,103
Equity securities	37,770	3,732	—	—	37,770	3,732

Total	$1,505,913	$93,466	$305,063	$22,971	$1,810,976	$116,437

U.S. government securities

The unrealized losses of 12 months or greater duration as of March 31, 2008 on our investments in U.S. Treasury obligations were caused by interest rate movement. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment. Because we have the ability and intent to hold these investments until a full recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at March 31, 2008.

State and municipal obligations

The unrealized losses of 12 months or greater duration as of March 31, 2008 on our investments in tax-exempt state and municipal securities were caused primarily by interest rate movement. Certain securities, mainly those insured by monoline insurance companies, experienced credit spread widening during 2007 and 2008 as a result of recent events in the subprime residential mortgage market. Because we have the ability and intent to hold these investments until a full recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at March 31, 2008.

Corporate bonds and notes

The unrealized losses of 12 months or greater duration as of March 31, 2008 on the majority of the securities in this category were caused by market interest rate movement. Certain securities, mainly those issued by financial firms with exposure to subprime residential mortgages, experienced spread widening during 2007 and 2008. Because we have the ability and intent to hold these investments until a full recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at March 31, 2008.

Asset-backed securities

The unrealized losses of 12 months or greater duration as of March 31, 2008 on the securities in this category were caused by market interest rate movement. The ABS in our investments are primarily AAA-rated senior tranche positions, collateralized by pools of credit card, auto loan and equipment lease receivables. The ratings of these investments are supported by credit enhancements which include financial guarantor insurance, subordination, over-collateralization and reserve accounts. Most of our ABS investments have retained AAA-ratings; however, two securities now carry Standard & Poor’s Ratings Service (“S&P”) ratings of A+ and A-, respectively, due to recent ratings downgrades of the financial guarantors for these securities. Because we have the ability and intent to hold these investments until a full recovery of fair value, which may be maturity, we do not consider the investment in these securities to be other-than-temporarily impaired at March 31, 2008.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Private placements

The unrealized losses of 12 months or greater duration as of March 31, 2008 on the majority of the securities in this category were caused by market interest rate movement. Because we have the ability and intent to hold these investments until a full recovery of fair value, which may be maturity, we do not consider the investment in these securities to be other-than-temporarily impaired at March 31, 2008.

Foreign governments

The unrealized losses of 12 months or greater duration as of March 31, 2008 on the majority of the securities in this category were caused by market interest rate movement. We believe that credit quality did not impact security pricing due to the relative high quality of the holdings (i.e., the majority of the securities were highly-rated governments and government agencies or corporate issues with minimum ratings of single-A). Because we have the ability and intent to hold these investments until a full recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at March 31, 2008.

For all investment categories, unrealized losses of less than 12 months in duration were generally attributable to interest rate movement. In addition, certain securities experienced spread widening due to issuers’ exposure to subprime residential mortgages. All securities were evaluated in accordance with our impairment recognition policy covering various time and price decline scenarios. Because we have the ability and intent to hold these investments until a full recovery of fair value, which may be maturity, we do not consider the investment in these securities to be other-than-temporarily impaired at March 31, 2008.

The contractual maturity of securities in an unrealized loss position at March 31, 2008 was as follows:

(In thousands)	Fair Value	Amortized Cost	Unrealized Loss
2009	$40,774	$41,051	$277
2010 – 2013	60,423	61,253	830
2014 – 2018	73,985	75,630	1,645
2019 and later	1,597,973	1,707,918	109,945
Equity securities	37,821	41,561	3,740

Total	$1,810,976	$1,927,413	$116,437

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

6. Segment Reporting

We have three reportable segments: mortgage insurance, financial guaranty and financial services. We allocate corporate income and expenses to each of the segments. We evaluate operating segment performance based principally on net income. Summarized financial information concerning our operating segments, as of and for the year-to-date periods indicated, are as follows:

	March 31, 2008
(In thousands)	Mortgage Insurance	Financial Guaranty	Financial Services	Consolidated
Net premiums written—insurance (1)	$211,251	$33,055	$—	$244,306

Net premiums earned—insurance	$204,265	$37,656	$—	$241,921
Net investment income	38,845	27,120	14	65,979
Net losses on securities	(36,733)	(18,149)	(2)	(54,884)
Change in fair value of derivative instruments	71,769	636,040	—	707,809
Other income	3,491	121	2	3,614

Total revenues	281,637	682,788	14	964,439

Provision for losses	571,008	11,703	—	582,711
Provision for second-lien premium deficiency	18,090	—	—	18,090
Policy acquisition costs	13,460	10,446	—	23,906
Other operating expenses	34,170	20,738	233	55,141
Interest expense	7,090	5,154	249	12,493

Total expenses	643,818	48,041	482	692,341

Equity in net income of affiliates	—	—	12,526	12,526

Pretax (loss) income	(362,181)	634,747	12,058	284,624
(Benefit) provision for income taxes	(135,725)	219,219	5,492	88,986

Net (loss) income	$(226,456)	$415,528	$6,566	$195,638

Total assets	$5,001,689	$3,133,958	$118,378	$8,254,025
Total investments	4,051,596	2,508,351	—	6,559,947
Deferred policy acquisition costs	62,860	176,540	—	239,400
Reserve for losses and loss adjustment expenses	1,741,169	160,959	—	1,902,128
Derivative liabilities	353,559	349,846	—	703,405
Unearned premiums	365,161	709,428	—	1,074,589
Stockholders’ equity	1,328,594	1,412,429	126,333	2,867,356

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

	March 31, 2007
(In thousands)	Mortgage Insurance	Financial Guaranty	Financial Services	Consolidated
Net premiums written—insurance (1)	$206,411	$42,019	$—	$248,430

Net premiums earned—insurance	$180,243	$34,264	$—	$214,507
Net investment income	35,559	25,437	—	60,996
Net gains (losses) on securities	11,123	2,824	(202)	13,745
Change in fair value of derivative instruments	4,338	44,079	—	48,417
Other income	2,849	140	829	3,818

Total revenues	234,112	106,744	627	341,483

Provision for losses	112,854	(5,812)	—	107,042
Policy acquisition costs	16,523	11,731	—	28,254
Other operating expenses	39,600	14,235	3,860	57,695
Interest expense	6,854	4,596	1,606	13,056

Total expenses	175,831	24,750	5,466	206,047

Equity in net income of affiliates	—	—	22,772	22,772

Pretax income	58,281	81,994	17,933	158,208
Provision for income taxes	13,579	24,078	7,084	44,741

Net income	$44,702	$57,916	$10,849	$113,467

Total assets	$4,774,210	$2,757,800	$592,898	$8,124,908
Total investments	3,567,581	2,378,387	—	5,945,968
Deferred policy acquisition costs	67,835	157,762	—	225,597
Reserve for losses and loss adjustment expenses	676,691	175,771	—	852,462
Unearned premiums	277,135	697,633	—	974,768
Stockholders’ equity	2,322,374	1,457,712	394,690	4,174,776

(1)	With the exception of trade credit reinsurance products, net premiums written in our financial guaranty reinsurance business are recorded using actual information received from cedants on a one month lag basis. Accordingly, the net premiums written for any given period, exclude those from the last month of that period and include those from the last month of the immediately preceding period. The use of information from cedants does not require us to make significant judgments or assumptions because historic collection rates and counterparty strength make collection of all assumed premiums highly likely. There were no material trade credit reinsurance premiums written for the three months ended March 31, 2008 or 2007.

A reconciliation of segment net (loss) income to consolidated net (loss) income is as follows:

	Three Months Ended March 31
Consolidated (In thousands)	2008	2007
Net (loss) income:
Mortgage Insurance	$(226,456)	$44,702
Financial Guaranty	415,528	57,916
Financial Services	6,566	10,849

Total	$195,638	$113,467

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

For the quarters ended March 31, 2008 and 2007, our domestic premiums earned from all of our segments were $255.7 million and $238.9 million, respectively, and our premiums earned attributable to foreign countries were approximately $11.4 million and $10.2 million, respectively. In addition, long-lived assets located in foreign countries were immaterial for the periods presented.

In the mortgage insurance segment, the highest state concentration of primary risk in force at March 31, 2008, was California at 9.1%, compared to 7.9% at March 31, 2007. At March 31, 2008, California accounted for 11.8% of the mortgage insurance segment’s total direct primary insurance in force, compared to 11.9% at March 31, 2007, and 11.4% of the mortgage insurance segment’s total pool risk in force at March 31, 2008, compared to 11.2% at March 31, 2007. California also accounted for 11.6% of the mortgage insurance segment’s primary new insurance written in the first quarter of 2008 compared to 30.0% for the first quarter of 2007.

The largest single customer of our mortgage insurance segment (including branches and affiliates of such customer), measured by primary new insurance written, accounted for 18.1% of primary new insurance written in the first quarter of 2008 compared to 44.2% in the first quarter of 2007.

The financial guaranty segment derives a substantial portion of its premiums written from a small number of direct primary insurers. In the first quarter of 2008, two primary insurers accounted for approximately $19.8 million or 42.6% of the financial guaranty segment’s gross written premiums. In the first quarter of 2007, two primary insurers accounted for approximately $20.2 million or 36.4% of the financial guaranty segment’s gross written premiums. No other primary insurer accounted for more than 10% of the financial guaranty segment’s gross written premiums during the first quarter of 2008 or 2007. Gross written premiums and net written premiums are not materially different because we do not cede a material amount of business to reinsurers.

7. Investment in Affiliates

We have a 46.0% equity interest in C-BASS and a 21.8% equity interest in Sherman.

The following table shows the components that make up the investment in affiliates balance:

(In thousands)	March 31 2008	December 31 2007
C-BASS	$—	$—
Sherman	116,929	104,315
Other	40	39

Total	$116,969	$104,354

C-BASS

Historically, C-BASS had principally been engaged as a mortgage investment and servicing company specializing in the credit risk of subprime single-family residential mortgages. As a result of the disruption in the subprime mortgage market during 2007, C-BASS ceased purchasing mortgages and mortgage securities and its securitization activities in the third quarter of 2007 and sold its loan servicing portfolio in the fourth quarter of 2007. On July 29, 2007, we concluded that there were indicators that a material charge for impairment of our investment in C-BASS was required under GAAP. In November 2007, we received financial statements from C-BASS as of September 30, 2007, at which point we made a final determination with respect to impairment.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

We account for our investment in C-BASS under the equity method of accounting in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB Opinion No. 18”). During the third quarter of 2007, C-BASS incurred a loss of $935 million and in accordance with APB Opinion No. 18, we recognized our portion of losses of approximately $441 million. This resulted in a reduction in our equity investment in C-BASS from $468 million to $27 million at September 30, 2007. In addition to the recognition of losses, we completed an impairment analysis which resulted in the charge-off of the remaining carrying value of $27 million in the equity investment in C-BASS at September 30, 2007.

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

Sherman

2007 Sale of Partial Interest.    On September 19, 2007, we sold to Sherman Capital, L.L.C. (“Sherman Capital”), an entity owned by the management of Sherman: (1) all of our preferred interests in Sherman and (2) 1,672,547 Class A Common Units in Sherman, representing approximately 43.4% of our total common interests in Sherman, for a cash purchase price of approximately $277.6 million, plus a future contingent payment. The amount of the contingent payment, if any, will depend on the extent that Sherman Capital’s after-tax return on 1,425,335 of the Class A Common Units acquired in the transaction exceeds approximately 16% annually. The contingent payment is payable to us on December 31, 2013 or earlier upon the closing of a sale of Sherman. We recorded a gain of $181.7 million on the sale of our interest in Sherman in the third quarter of 2007.

2007 Option Granted to Sherman’s Management.    On September 19, 2007, in connection with the sale of a portion of our equity interests in Sherman, we entered into an Option Agreement with Meeting Street Investments LLC (“MS LLC”), an entity owned by Sherman’s management. Under the Option Agreement, we granted to MS LLC an irrevocable option (the “Call Option”) to require us to sell to MS LLC all of our interests in Sherman at any time during the one year period following September 19, 2007. The purchase price under the Call Option, if exercised, will be equal to: (1) the product of (a) our ownership percentage in Sherman as of the date of sale under the Option Agreement and (b) $1.5 billion, minus (2) 50% of all future distributions made by Sherman with respect to our remaining interests in Sherman through the date of sale under the Option Agreement. The Option Agreement terminates one year from September 19, 2007. We estimated that this call option had a fair value of $0 at March 31, 2008 and December 31, 2007.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

	Three Months Ended March 31
	2008	2007
(In thousands)
Investment in Affiliates-Selected Information:
C-BASS
Balance, beginning of period	$—	$451,395
Share of net loss for period	—	(6,804)
Dividends received	—	—

Balance, end of period	$—	$444,591

Sherman
Balance, beginning of period	$104,315	$167,412
Share of net income for period	12,526	29,576
Dividends received	—	51,512
Other comprehensive income	88	(1,778)

Balance, end of period	$116,929	$143,698

Portfolio Information:

Sherman
Total assets	$2,383,119	$1,234,046
Total liabilities	1,897,620	1,001,137

Summary Income Statement:
Sherman
Income
Revenues from receivable portfolios—net of amortization	$285,965	$251,955
Other revenues	12,177	5,516

Total revenues	298,142	257,471

Expenses
Operating and servicing expenses	192,490	140,161
Interest	23,582	13,583
Other	18,123	22,624

Total expenses	234,195	176,368

Net income	$63,947	$81,103

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

8. Losses and Loss Adjustment Expenses (“LAE”)—Mortgage Insurance

The following table reconciles our mortgage insurance segment’s beginning and ending reserves for losses and LAE for the quarter ended March 31, 2008 (in thousands):

Mortgage Insurance
Balance at January 1, 2008	$1,345,452
Less Reinsurance recoverables	21,988

Balance at January 1, 2008, net	1,323,464
Add total losses and LAE incurred in respect of default notices received	571,008
Deduct total losses and LAE paid in respect of default notices received	190,188

Balance at March 31, 2008, net	1,704,284
Add Reinsurance recoverables	36,885

Balance at March 31, 2008	$1,741,169

9. Reserve for Second-Lien Premium Deficiency

The following table reconciles our mortgage insurance segment’s beginning and ending reserves for second-lien premium deficiency for the quarter ended March 31, 2008 (in thousands):

Balance at January 1, 2008	$195,646
Add:
Net increase in expected ultimate losses	61,408
Net decrease in expected ultimate premiums and unearned premium reserve	15,736
Deduct:
Increase in second-lien reserves	(59,054)

Balance at March 31, 2008	$213,736

The increase in expected loss was due to incremental deterioration in the seasoned portion of our second-lien portfolio, comprised of transactions written in 2005 or earlier.

10. Long-Term Debt and Other Borrowings

The composition of our long-term debt and other borrowings at March 31, 2008 and December 31, 2007 was as follows:

(In thousands)	March 31 2008	December 31 2007
5.625% Senior Notes due 2013	$259,976	$254,292
7.75% Debentures due 2011	249,611	249,585
5.375% Senior Notes due 2015	249,657	249,647
Borrowings under unsecured revolving credit facility	200,000	200,000

	$959,244	$953,524

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

In February 2003, we issued $250 million of unsecured senior notes. These notes bear interest at the rate of 5.625% per annum, payable semi-annually on February 15 and August 15. These notes mature in February 2013. We have the option to redeem some or all of the notes at any time with not less than 30 days’ notice at a redemption price equal to the greater of the principal amount of the notes or the sum of the present values of the remaining scheduled payments of principal and interest on the notes to be redeemed. In April 2004, we entered into interest-rate swap contracts that effectively convert the interest rate on this fixed-rate debt to a variable rate based on a spread over the six-month London Interbank Offered Rate (“LIBOR”). We terminated these swaps in January 2008. The basis adjustment of $11.5 million that was recorded as an increase to the long-term debt carrying value is being amortized to interest expense.

We have a $400 million revolving credit facility, from which we have drawn down $200 million in principal amount. On April 30, 2008, we entered into an amendment to the credit facility, which will become effective following satisfaction of certain limited closing conditions. The amendment, upon effectiveness, will modify the credit agreement and related loan documents, among other things, by (a) reducing the commitment size from $400 million to $250 million (with further reductions to a minimum of $150 million to take place if certain repayment events occur), (b) increasing the pricing under the credit agreement, (c) eliminating the ratings covenant contained in Section 6.10 of the credit agreement, and (d) securing the credit agreement with a security interest in certain collateral.

The security interest would be affected primarily through a lien in favor of the lenders to the facility in (i) our ownership interests in certain of our first-tier subsidiaries and (ii) substantially all our other personal property. In addition, we would grant a lien in our ownership interest in Radian Guaranty in favor of the lenders to the facility and the holders of the securities issued under our public indentures.

Under the amended credit agreement, we and our material subsidiaries will be subject to a number of other business and financial covenants and events of default, including without limitation, maintaining at all times a Consolidated Net Worth (as defined in the amended credit agreement) of not less than $1,750,000,000, plus an amount equal to 75% of the net proceeds of any equity issuance following the effective date of the amendment, subject to certain limited qualifications. The credit agreement, as modified by the amendment, would upon effectiveness, contain limitations on indebtedness, liens, mergers, consolidations, liquidations and sales, payment of dividends, investments, loans and advances and optional payments and modifications of subordinated and other debt instruments.

Modifications by the amendment of certain events of default under the credit agreement include (a) the reduction of certain grace periods applicable to existing events of default, (b) the addition of a new event of default in the case of a default under any one or more of the security documents to be executed in connection with the amendment), (c) a cross-default to other indebtedness, and (d) the occurrence of certain events with respect to any of our material insurance subsidiaries.

On April 9, 2008, we entered into a Limited Conditional Waiver Agreement, in which the lenders to our credit agreement agreed to waive for a limited period of time the ratings covenant contained in Section 6.10 of the credit agreement. The temporary suspension of the rating covenant under the Waiver Agreement will end on the earliest to occur of: (i) effectiveness of the amendment referenced above, (ii) any event of default (other than one occurring as a result of the ratings covenant) under the credit agreement or (iii) May 15, 2008. We may not borrow any additional amounts under the credit agreement while the Waiver Agreement is in place. Under the Waiver Agreement, we must pay increased interest on amounts borrowed and pay an increased facility fee.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

11. Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No.161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No.161”). SFAS No. 161 requires increased qualitative, quantitative and credit–risk disclosures including: (a) how and why an entity is using a derivative instrument or hedging activity, (b) how the entity is accounting for its derivative instrument and hedged items under SFAS No. 133 and (c) how the instrument affects the entity’s financial position, financial performance and cash flows. SFAS No. 161 also amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS No. 107”) to clarify that derivative instruments are subject to SFAS No. 107’s concentration–of–credit–risk disclosures. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Management currently is considering the impact and disclosure requirements that may result from the adoption of SFAS No. 161.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of APB No. 51” (“SFAS No. 160”). The objective of SFAS No. 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in consolidated financial statements by establishing accounting and reporting standards. These standards require that: (i) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; (ii) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of operations; (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; (iv) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value and (v) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Management currently is considering the impact and disclosure requirements that may result from the adoption of SFAS No. 160.

12. Selected Financial Information of Registrant—Radian Group Inc.

The following is selected financial information for the parent company:

(In thousands)	March 31 2008	December 31 2007
Investment in subsidiaries, at equity in net assets	$3,660,843	$3,496,089
Total assets	3,868,831	3,709,285
Long-term debt and other borrowings	959,244	953,524
Total liabilities	1,001,475	988,549
Total stockholders’ equity	2,867,356	2,720,736
Total liabilities and stockholders’ equity	3,868,831	3,709,285

13. Commitments and Contingencies

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, in August and September 2007, two purported stockholder class action lawsuits, Cortese v. Radian Group Inc. and Maslar v. Radian Group Inc., were filed against Radian Group Inc. and individual defendants in the U.S. District Court for the Eastern District of Pennsylvania. The complaints, which are substantially similar, allege that we were aware of and failed to disclose the actual financial condition of C-BASS prior to our declaration of a material impairment to our investment in C-BASS. On January 30, 2008, the Court ordered that the cases be consolidated into In re Radian Securities Litigation and appointed the Institutional Investors Iron Workers Local

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

No. 25 Pension Fund (“Iron Workers”) and the City of Ann Arbor Employees’ Retirement System (“Ann Arbor”) Lead Plaintiffs in the case. On April 16, 2008, a consolidated and amended complaint was filed, adding one additional defendant. Our motion for summary judgment is due by June 1, 2008. While it is still very early in the pleadings stage, we do not believe that the allegations in the consolidated cases have any merit and we intend to defend against this action vigorously.

In April 2008, a purported class action lawsuit was filed against Radian Group Inc., the Compensation and Human Resources Committee of our board of directors and individual defendants in the U.S. District Court for the Eastern District of Pennsylvania. The complaint alleges violations of the Employee Retirement Income Securities Act as it relates to our Savings Incentive Plan. The named plaintiff is a former employee of Radian. Although discovery has not yet commenced, Radian believes that the allegations are without merit, and intends to defend this lawsuit vigorously.

In addition to the above litigation, we are involved in litigation that has arisen in the normal course of our business. We are contesting the allegations in each such pending action and believe, based on current knowledge and after consultation with counsel, that the outcome of all litigation will not have a material adverse effect on our condensed consolidated financial position and results of operations.

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

Securities regulations became effective in 2005 that impose enhanced disclosure requirements on issuers of asset-backed (including mortgage-backed) securities. To allow our customers to comply with these regulations, we typically are required, depending on the amount of credit enhancement we are providing, to provide (1) audited financial statements for the insurance subsidiary participating in the transaction or (2) a full and unconditional holding-company-level guarantee for our insurance subsidiaries’ obligations in such transactions. To date, Radian Group Inc. has guaranteed two structured transactions for Radian Guaranty involving approximately $363.3 million of remaining credit exposure.

Funding of Rabbi Trusts. Under our change of control agreements with our executive officers, upon a change of control of Radian Group Inc. or Radian Asset Assurance, as the case may be, we are required to fund an irrevocable rabbi trust to the extent of our obligations under these agreements. The total maximum amount that we would be required to place in trust is approximately $17.0 million as of March 31, 2008.

As part of the non-investment-grade allocation component of our investment program, we have committed to invest $55 million in alternative investments ($23.8 million of unfunded commitment at March 31, 2008) that are primarily private equity securities. These commitments have capital calls over a period of at least six years, and certain fixed expiration dates or other termination clauses.

We also utilize letters of credit to back assumed reinsurance contracts, medical insurance policies and an excise tax-exemption certificate used for ceded premiums from our domestic operations to our international operations. These letters of credit are with various financial institutions, have terms of one-year and will automatically renew unless we specify otherwise. The letters of credit outstanding at March 31, 2008 and December 31, 2007 were $10.9 million and $10.8 million, respectively.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Our mortgage insurance business utilizes its underwriting skills to provide an outsourced underwriting service to its customers. We give recourse to our customers on loans we underwrite for compliance. Typically, we agree that if we make a material error in underwriting a loan, we will remedy, indemnify, make whole, repurchase, or place additional mortgage insurance coverage on the loan. Providing these remedies means we assume some credit risk and interest-rate risk if an error is found during the limited remedy period in the agreements governing these services. We paid losses for sales and remedies from reserves in the first quarter of 2008 of approximately $0.9 million, and our reserve for such expenses at March 31, 2008 was $2.3 million. We closely monitor this risk and negotiate our underwriting fee structure and recourse agreements on a client-by-client basis.

Our financial guaranty insurance business has entered into reinsurance agreements with several monoline financial guaranty primary insurers. These reinsurance agreements generally are subject to termination (i) upon written notice by either party (ranging from 90 to 120 days) before the specified deadline for renewal, (ii) at the option of the ceding company if we fail to maintain applicable ratings or certain financial, regulatory and rating agency criteria, or (iii) upon certain changes of control. Upon termination under the conditions set forth in (ii) and (iii) above, we may be required (under some of our reinsurance agreements) to return to the ceding company all unearned premiums, less ceding commissions, attributable to reinsurance ceded pursuant to such agreements. Upon the occurrence of the conditions set forth in (ii) above, regardless of whether or not an agreement is terminated, we may be required to obtain a letter of credit or alternative form of security to collateralize our obligation to perform under such agreement or we may be obligated to increase the level of ceding commission paid.

A downgrade of the ratings assigned to our financial guaranty subsidiaries below certain levels (both A- and below investment grade for S&P and below A3 for Moody’s) would allow counterparties in seven of our synthetic credit default swap transactions, representing an aggregate notional amount of approximately $1.2 billion, to terminate these transactions. Upon the termination of any such transaction following a downgrade trigger, the transaction would be settled on a mark-to-market basis, meaning that if, based on third-party bids received, a replacement counterparty would require amounts in addition to the payments we receive under the transaction in order to take over our position in the transaction, we would be required to pay such amounts to our counterparty, and if such third party would pay our counterparty to take over our position, our counterparty would pay such amount to us upon termination. The maximum amount that we could be required to pay on all these transactions in the aggregate is: $61.2 million in the event of a downgrade below A- by S&P; $414.5 million in the event of a downgrade below investment grade by S&P; and $8.0 million in the event of a downgrade below A3 by Moody’s.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis should be read in conjunction with our condensed consolidated financial statements and the notes thereto included in this report and our audited financial statements, notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K for the fiscal year ended December 31, 2007 for a more complete understanding of our financial position and results of operations.

Business Summary

Our principal business segments are mortgage insurance, financial guaranty and financial services. The following table shows the allocation of our equity to our three business segments at March 31, 2008:

Equity
Mortgage Insurance	46.3%
Financial Guaranty	49.3%
Financial Services	4.4%

Mortgage Insurance

Our mortgage insurance segment provides credit-related insurance coverage, principally through private mortgage insurance, and risk management services to mortgage lending institutions located throughout the U.S. and in limited, select countries outside the U.S. We provide these products and services mainly through our wholly-owned subsidiaries, Radian Guaranty Inc., Amerin Guaranty Corporation, and Radian Insurance Inc. (which we refer to as “Radian Guaranty,” “Amerin Guaranty,” and “Radian Insurance,” respectively). Private mortgage insurance protects mortgage lenders from all or a portion of default-related losses on residential mortgage loans made mostly to home buyers who make down payments of less than 20% of the home’s purchase price. Private mortgage insurance also facilitates the sale of these mortgage loans in the secondary mortgage market, most of which are sold to Freddie Mac and Federal National Mortgage Association (“Fannie Mae”). We refer to Freddie Mac and Fannie Mae as “Government Sponsored Enterprises” or “GSEs”.

Traditional Mortgage Insurance.    Our mortgage insurance segment, through Radian Guaranty, offers primary and pool mortgage insurance coverage on residential first-lien mortgages. At March 31, 2008, primary insurance on domestic first-lien mortgages made up approximately 91.6% of our total domestic first-lien mortgage insurance risk in force, and pool insurance on domestic first-lien mortgages made up approximately 8.4% of our total domestic first-lien mortgage insurance risk in force.

Non-Traditional Mortgage Credit Enhancement.    We have used Radian Insurance to provide credit enhancement for mortgage-related capital market transactions through credit default swaps (“CDS”) and to write credit insurance on mortgage-related assets, including net interest margin securities (“NIMS”), international insurance and reinsurance transactions, second-lien mortgages, home equity loans (collectively, we refer to the risk associated with these transactions as “other risk”). We also insured second-lien mortgages through Amerin Guaranty. We are no longer writing insurance on NIMS or second-lien mortgages, and are no longer using credit default swaps to insure mortgage collateral in our mortgage insurance business.

International Mortgage Insurance.    We have written our existing international mortgage insurance business through Radian Insurance. Standard & Poor’s Ratings Service (“S&P”) downgraded Radian Insurance from AA- to A- on February 26, 2008 and to BBB on April 8, 2008. Of the eight active international transactions, six have early termination clauses that have been triggered as a result of the downgrades, which allow our counterparties to terminate these transactions. On March 4, 2008, Standard Chartered Bank in Hong Kong informed us that they wished to terminate their contract with Radian Insurance, effective immediately. There is a possibility that Radian Insurance could be required to return to Standard Chartered Bank, or to transfer to another insurer, unearned premiums related to this transaction. Unless extended, this transaction was expected to expire at the end of 2009. If the remaining five transactions also are terminated, we could be required to return or transfer to another insurer, additional unearned premiums. We believe the S&P downgrades will make it difficult for us to continue to write international mortgage insurance business through Radian Insurance, and we are in the process of exploring other alternatives for writing such business.

Financial Guaranty

Our financial guaranty segment mainly insures and reinsures credit-based risks. Financial guaranty insurance typically provides an unconditional and irrevocable guaranty to the holder of a financial obligation of full and timely payment of principal and interest when due.

Our financial guaranty segment currently offers the following products:

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

•

Structured Finance. Insurance of structured finance obligations, including asset-backed securities (“ABS”), consisting of funded and non-funded (“synthetic”) obligations that are payable from or tied to the performance of a specific pool of assets. Examples of the pools of assets that underlie structured finance obligations include corporate loans and bonds, residential and commercial mortgages, a variety of consumer loans, tax credits, equipment receivables and real and personal property leases. The structured finance obligations we insure are generally rated investment-grade at the time we issue our insurance policy, without the benefit of our insurance;

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

In March 2008, we decided to discontinue, for the foreseeable future, writing new insurance on synthetic collateralized debt obligations (“CDOs”) and have significantly reduced our structured products operations, primarily in areas related to CDOs. This decision was based on the deterioration and uncertainties in the credit markets in which we and other financial guarantors participate, which has significantly reduced the volume of CDOs and other structured products that are available for our insurance. We now plan to focus our structured finance efforts in the areas of infrastructure finance (providing credit protection on essential public finance initiatives, public-private partnerships and project finance projects), financial solutions and ABS involving target niche issuers in well understood sectors and strong credit in non-traditional sectors. Consequently, we expect the overall volume of structured finance business that we insure in 2008 to be significantly below the levels we insured in prior years. However, we continue to maintain a large insured portfolio of CDOs as discussed below under “Results of Operations—Financial Guaranty—Quarter Ended March 31, 2008 Compared to Quarter Ended March 31, 2007.”

International Financial Guaranty Insurance. Radian Asset Assurance Limited (“RAAL”) accounted for $3.8 million (or 16.5%) of financial guaranty’s direct premiums written in the first quarter of 2008, compared to $3.6 million (or 11.6%) of financial guaranty’s direct premiums written in the first quarter of 2007.

Financial Services

Our financial services segment mainly consists of our 21.8% interest in Sherman Financial Group LLC (“Sherman”), a consumer asset and servicing firm. This segment also includes our 46% interest in Credit-Based Asset Servicing and Securitization LLC (“C-BASS”), a mortgage investment company whose operations are currently in run-off.

Sherman. Sherman specializes in charged-off and bankruptcy plan consumer assets, which are generally unsecured. Sherman typically purchases these assets at deep discounts from national financial institutions and major retail corporations and subsequently seeks to collect upon them. In addition, Sherman originates subprime credit card receivables through its subsidiary CreditOne and has a variety of other similar ventures related to consumer assets. The management of Sherman currently holds an option to purchase our remaining equity interest in Sherman at any time before September 19, 2008. See Note 7 of Notes to Condensed Consolidated Financial Statements.

C-BASS. Historically, C-BASS had been principally engaged as a mortgage investment and servicing company specializing in the credit risk of subprime single-family residential mortgages. As a result of the disruption in the subprime mortgage market during 2007, C-BASS ceased purchasing mortgages and mortgage securities and its securitization activities in the third quarter of 2007 and sold its loan-servicing platform in the fourth quarter of 2007. The orderly run-off of C-BASS’s business is dictated by an override agreement under which we and all of C-BASS’s owners and creditors are parties. The agreement provides the basis for the collection and distribution of cash generated from C-BASS’s whole loans and securities portfolio, as well as the sale of certain assets, including the loan-servicing platform. We recorded a full write-off of our entire equity interest in C-BASS in the third quarter of 2007 and wrote-off our $50 million credit facility with C-BASS in the fourth quarter of 2007. See Note 7 of Notes to Condensed Consolidated Financial Statements.

Overview of Business Results

As a seller of credit protection, our results are subject to macroeconomic conditions and specific events that impact the production environment and credit performance of our underlying insured assets. The current mortgage cycle, characterized by a continuing decline in home prices in certain markets, deteriorating credit performance of mortgage assets—particularly Alternative A (“Alt-A”) and subprime—and reduced liquidity for many participants in the mortgage industry, has had, and we believe will continue to have, a significant negative impact on the results of operations for each of our business segments.

Mortgage Insurance

Traditional Mortgage Insurance

•

Defaults.    Further deterioration in the U.S. housing and mortgage credit markets resulted in a 13.6% increase in first-lien defaults during the first quarter of 2008, which compares favorably to the 20.1% increase in first-lien defaults added during the fourth quarter of 2007. We believe the slowdown in the rate of defaults between the two quarters may be due to seasonal factors. Overall, the continuing trend of higher defaults continues to be driven by poor performance of the late 2005 through 2007 vintage books of business, a lack of refinance capacity in the current mortgage market, which has been forcing many borrowers into default, and from home price depreciation in many parts of the U.S. While losses generally have increased across all mortgage insurance product lines, a significant percentage of our increased losses are attributable to Alt-A mortgages. Markets in California and Florida, where housing values are expected to decline significantly and where Alt-A and adjustable rate mortgage (“ARM”) products are prevalent, continue to have a significant negative impact on our mortgage insurance business results.

•

Loss Provision.    In addition to the increase in new defaults during the first quarter, our mortgage insurance loss provision at March 31, 2008, continued to be negatively impacted by higher loan balances on delinquent loans, higher rates of defaults moving into claim status, a decrease in the cure rate of defaults and an increase in claims paid. Claims paid increased in the first quarter of 2008 to $190.2 million, compared to $95.8 million and $164.7 million for the first and fourth quarters of 2007, respectively. We expect to pay total mortgage insurance claims (including second-liens) of approximately $240 million in the second quarter of 2008 and approximately $1 billion in total in 2008. We believe ultimate losses on our traditional mortgage insurance portfolio will continue to be driven by declining home prices over the next two years in much of the U.S.

•

Smart Home/Captives.    We have protected against some of the future losses that may occur related to non-prime and riskier products by reinsuring our exposure through transactions (referred to as “Smart Home”) that effectively transfer risk to investors in the capital markets. Approximately 5.2% of our primary mortgage insurance risk in force was included in Smart Home transactions at March 31, 2008. In these transactions, we reinsure the middle layer risk positions, while retaining a significant portion of the total risk comprising the first-loss and most remote risk positions. Ceded premiums written and earned related to Smart Home for the first quarter of 2008 were $3.2 million, while ceded losses recoverable were $21.4 million. In addition to Smart Home, we transfer a substantial portion of our risk to captive reinsurance companies affiliated with our lender-customers. We had approximately 53 active captive reinsurance agreements in place at March 31, 2008, covering approximately 42.2% of our primary risk in force. Ceded premiums related to captives for the first quarter of 2008 were $35.7 million, while ceded losses for the quarter were $5.7 million. Although the amount of ultimate losses we expect to incur in our mortgage insurance business is uncertain, we expect to receive significant reinsurance recoveries from Smart Home and captive reinsurance, beginning in 2009.

•

New Insurance Written.    We experienced a 31.7% increase in traditional flow business during the first quarter of 2008 compared to the first quarter of 2007. Overall, primary new insurance written, which includes structured business, decreased by 22.2% in the first quarter of 2008 compared to the first quarter of 2007, largely due to the significant decline in structured business written in the current environment. The market turmoil in 2007 has led to a tightening of our customers’ mortgage underwriting standards as well as a decrease in the volume of mortgage originations. In the fourth quarter of 2007 and in the first quarter of 2008, we implemented a series of changes to our insurance guidelines aimed at improving the long-term profitability of our business. As a result of these changes, we have begun to see a positive shift in our overall business mix. In the first quarter of 2008, approximately 90% of our new business production was prime business, compared to 39% and 77% of new business generated in the first and fourth quarters of 2007, respectively.

•

Persistency.    The persistency rate, which is defined as the percentage of insurance in force that remains on our books after any twelve-month period was 77.5% for the twelve months ended March 31, 2008, compared to 69.5% for the twelve months ended March 31, 2007. This increase was mainly due to a decline in refinancing activity from the high levels in 2005 and 2006, as a result of home price depreciation, tighter underwriting standards and an overall decrease in the lending capacity among mortgage originators. In particular, we continue to see increased demand for our traditional mortgage insurance product as alternative products, such as 80-10-10 mortgages, which were a common alternative to mortgage insurance in 2005 and 2006, have declined significantly. The persistency rate for structured products during the twelve months ended March 31, 2008 was 74.3% compared to 78.7% for our flow business. We expect that persistency rates will continue to remain at elevated levels for as long as the current disruption in the housing and mortgage credit markets continues to persist.

Discontinued Non-Traditional Products

•	NIMS. Our exposure to NIMS was $522 million at March 31, 2008, down from $604 million at December 31, 2007. The loans underlying the NIMS bonds that we insure continued to deteriorate during the first quarter of 2008. Of the $522 million in total exposure to NIMS, approximately $405 million represents the present value of our total expected principal credit losses related to NIMS. The carrying value of our total net liabilities related to NIMS as of March 31, 2008 was $316 million. Our current carrying value is less than the net present value of our total expected credit losses due to the incorporation of the market’s perception of our non-performance risk, in accordance with SFAS No. 157. We continued our loss-mitigation initiatives with respect to NIMS in the first quarter of 2008 by purchasing additional NIMS that we guarantee, which reduced our exposure by $33.9 million.

•

Second-lien Mortgages.    We experienced further deterioration in our second-lien insured portfolio during the first quarter of 2008. We increased mortgage insurance reserves related to second-liens by an additional $63 million during the first quarter to approximately $176 million. Our premium deficiency for second-liens also increased during the first quarter by approximately $18 million, resulting in a total premium deficiency reserve for second-liens of approximately $214 million at March 31, 2008. As of March 31, 2008, our total exposure to second-liens was approximately $843 million, down from $925 million at December 31, 2007. Of this amount, approximately $355 million represents a seasoned segment of our portfolio comprised of transactions written in 2005 or earlier, with prime collateral or in which we are in a second loss position. This portion of our second-lien portfolio has been performing generally within our expectations, however, there has been some incremental deterioration during the first quarter of 2008. As of March 31, 2008, we had reserves of approximately $121 million against this portion of the portfolio, or approximately 34% of the total exposure. The remaining $488 million in exposure relates to two groups of structured transactions that have been performing poorly. As of March 31, 2008, we held reserves of approximately $269 million against this portion of the portfolio or approximately 55% of the total exposure. We expect that our second-lien book of business will be almost entirely paid down by 2010.

•

Credit Default Swaps.    As of March 31, 2007 and 2008, our total exposure to domestic credit default swaps on residential mortgage-backed securities (“RMBS”) was approximately $212 million. Our current liability, which is recorded at fair value under SFAS No. 157, is $105 million, the substantial majority of which we believe will result in realized credit related losses. In the fourth quarter of 2005, we wrote $7.3 billion in notional value of credit protection in credit default swap form on two large AAA tranches of mortgage-backed securities, one in Germany and one in Denmark. As of March 31, 2008, we had $13 million of cumulative unrealized losses on these transactions. Despite the large notional exposure to this business, which has increased to $8.9 billion at March 31, 2008 due to foreign currency rate changes, our remaining subordination for these transactions is substantial, and we do not currently foresee any reasonable scenario under which we would be liable for credit losses with respect to such exposures.

Financial Guaranty

•

Business Environment.    The conditions that created a difficult and challenging business production environment for financial guaranty in the second half of 2007 continued to exist in the first quarter of 2008. These conditions include continued widening credit spreads, a lack of price transparency and illiquidity in some of the structured products obligations that we insure, losses by financial guarantors, including us, on RMBS, CDOs of ABS and other credit positions, uncertainty as to the extent of future losses among all financial guarantors, including us, and perceived instability in the franchise values and ratings of many of the financial guarantors, including us. These conditions have resulted in a material reduction to the financial benefit that our credit protection provides to issuers in the current market of both public and structured finance transactions that we insure and a reduced perceived benefit to holders of insured debt from the financial guaranty insurance we provide. Many transactions that would normally have been marketed with some form of financial guaranty insurance protection continue to either not go to market or be sold without the benefit of financial guaranty insurance. As a result, there is significant reduction in the volume of transactions for which financial guaranty insurance is a viable option, which makes it more difficult for us to write new business in the current credit environment, and reduces the volume of transactions written by companies that cede business to us. Consequently, new business production, especially in our structured products business remains challenging and volumes remain significantly reduced. If current market conditions continue or worsen, we will continue to face a very difficult and challenging business environment.

•

Credit Performance.    The overall credit performance of our financial guaranty portfolio has remained stable during the first quarter of 2008. In the first quarter of 2008, financial guaranty paid claims included $100 million related to our entire exposure on the one direct market value extendable note program in our financial guaranty portfolio, for which we had been fully reserved. See “Results of Operations—Financial Guaranty—Quarter Ended March 31, 2008 Compared to Quarter Ended March 31, 2007” below for a discussion of our exposure to RMBS and commercial mortgage-backed securities (“CMBS”).

Financial Services

Net income for Sherman was down by approximately 21% for the first quarter of 2008 compared to the first quarter of 2007. Higher revenues, particularly from the credit card origination business were more than offset by a higher loan loss provision and higher operating expenses. In addition, the decrease in our ownership percentage from a year ago as a result of the sale of a portion of our interest in Sherman contributed in reducing our equity in earnings from Sherman to $13.9 million for the first quarter of 2008, compared to $33.2 million for the first quarter of 2007.

Our investment in C-BASS, including our $50 million credit facility with C-BASS, has been fully written off as of December 31, 2007.

Results of Operations

Our financial results for the first quarter of 2008 were significantly impacted by unrealized gains and losses on our hybrid securities and our derivative assets and liabilities. Credit spreads on underlying collateral, both corporate credit spreads and asset-backed spreads, widened significantly during the quarter, which resulted in large unrealized losses on these positions. Offsetting these losses, however, is the impact of a change to our valuation methodology, adopted prospectively, that incorporates the market’s perception of our non-performance risk. This change in methodology is required under the provisions of SFAS No. 157. Given the significant widening of our credit default swap spread over the past year, the reduction in the valuation of our derivative liabilities related to our non-performance risk more than offset the credit spread widening on underlying collateral for the current quarter. Below is a table with the detail of the underlying collateral credit spread widening, along with the total impact of the incorporation of our non-performance risk. These two drivers of our fair values can move in tandem or opposite directions, which could result in significant continued volatility of our operating results.

The following table summarizes the pretax and after tax impact of unrealized gains and losses related to our derivatives and hybrid securities that are carried at fair value:

	Three Months Ended March 31
	2008	2007
Hybrid securities	$(55.9)	$(3.6)
Financial guaranty credit derivatives	(1,330.0)	25.1
Mortgage insurance domestic and international CDS	(32.3)	(12.7)
NIMS	(50.8)	1.4
Soft capital put options on committed preferred securities (“CPS”)	42.8	—
Impact of cumulative SFAS No. 157 fair value methodology change related to non-performance risk	2,058.3	—

Pretax gain	632.1	10.2
Income tax provision	221.2	3.6

After-tax gain	$410.9	$6.6

Results of Operations—Consolidated

Quarter Ended March 31, 2008 Compared to Quarter Ended March 31, 2007

The following table summarizes our consolidated results of operations for the quarters ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended March 31		% Change
	2008	2007	2008 vs. 2007
Net income	$195,638	$113,467	72.4%
Net premiums written—insurance	244,306	248,430	(1.7)
Net premiums earned—insurance	241,921	214,507	12.8
Net investment income	65,979	60,996	8.2
Net (losses) gains on securities	(54,884)	13,745	n/m
Change in fair value of derivative instruments	707,809	48,417	n/m
Other income	3,614	3,818	(5.3)
Provision for losses	582,711	107,042	444.4
Provision for second-lien premium deficiency	18,090	—	n/m
Policy acquisition costs	23,906	28,254	(15.4)
Other operating expenses	55,141	57,695	(4.4)
Interest expense	12,493	13,056	(4.3)
Equity in net income of affiliates	12,526	22,772	(45.0)
Income tax provision	88,986	44,741	98.9

n/m	= not meaningful

Net Income.    Net income for the first quarter of 2008 was $195.6 million or $2.44 per share (diluted), compared to $113.5 million or $1.42 per share (diluted) for the first quarter of 2007. The increase in earnings for 2008 was mainly due to the change in fair value of derivative instruments, which incorporates our non-performance risk as a factor in the valuation of financial assets and liabilities as a result of the adoption of SFAS No. 157 on January 1, 2008. The net after-tax impact of unrealized gains and losses on derivatives and hybrid securities was $410.9 million. The on-going disruption in the housing and credit markets continued to negatively affect each of our operating segments during the first quarter of 2008. In particular, our results for 2008 have been negatively impacted by a significant increase in the provision for losses in our mortgage insurance segment, an increase in the premium deficiency for our second-lien product and an increase in net losses on securities due to a continued widening of credit spreads.

Net Premiums Written and Earned.    Consolidated net premiums written for the first quarter of 2008 were $244.3 million, a slight decrease from $248.4 million written in the first quarter of 2007. Consolidated net premiums earned for the first quarter of 2008 were $241.9 million, a $27.4 million or 12.8% increase from $214.5 million earned in the first quarter of 2007. Earned premiums increased as a result of the high volume of primary mortgage insurance written in 2007 and the higher persistency rates experienced in 2007, which have continued into 2008.

Net Investment Income.    Net investment income of $66.0 million for the first quarter of 2008 was up $5.0 million or 8.2% from $61.0 million in the first quarter of 2007. This increase was mainly due to an increase in investable assets.

Net (Losses) Gains on Securities.    Net losses on securities for the first quarter of 2008 were $54.9 million compared to $13.7 million of net gains for the first quarter of 2007. Included in 2008 was $62.7 million of net losses related to changes in the fair value of hybrid securities, primarily convertible bonds, and trading securities. Also included in 2008, was $15.0 million of net gains related to the sales of hybrid securities and $10.0 million of net losses on the sales of available-for-sale securities. We also wrote down $14.0 million of other-than-

temporarily-impaired securities in the first quarter of 2008, which further contributed to the net loss on securities during the quarter. The first quarter of 2007 included $3.6 million of losses related to changes in the fair value of convertible securities.

Change in Fair Value of Derivative Instruments.    For the quarter ended March 31, 2008, the change in fair value of derivative instruments was a net gain of $707.8 million, compared to a net gain of $48.4 million for the quarter ended March 31, 2007. Change in fair value of derivative instruments reflects the impact of the adoption of SFAS No. 157. The increase in the change in fair value of derivative instruments in 2008 was mainly a result of a $580.9 million decrease in the cumulative unrealized loss on financial guaranty derivatives, a $96.5 million decrease in the cumulative unrealized loss related to our NIMS portfolio and a $41.4 million gain related to the value of the put options on our CPS. Offsetting these gains was a $32.3 million increase in the cumulative unrealized loss on credit default swaps. Earned premiums on derivatives were $25.2 million for the first quarter of 2008 compared to $34.6 million for the comparable period of 2007.

Other Income.    Other income decreased to $3.6 million for the first quarter of 2008 from $3.8 million for the first quarter of 2007, mainly due to a decrease in advisory fee income, partially offset by a slight increase in mortgage insurance contract underwriting income as a result of higher demand for the business.

Provision for Losses.    The provision for losses for the first quarter of 2008 was $582.7 million, an increase of $475.7 million from $107.0 million reported for the first quarter of 2007. Our mortgage insurance segment experienced a significant increase in claim rates and claims paid in the first quarter of 2008 compared to the same period a year ago, as well as an increase in delinquent loan sizes and a general aging of defaults and pending claims, which require a higher reserve. See “Results of Operations—Mortgage Insurance—Quarter Ended March 31, 2008 Compared to Quarter Ended March 31, 2007—Provision for Losses” below. The provision for losses for our financial guaranty segment increased in the first quarter of 2008 compared to the first quarter of 2007, due primarily to favorable loss development on the trade credit reinsurance business and structured finance business in 2007 that did not occur to the same extent in 2008. In addition, the 2008 provision for losses includes a higher provision as a result of assumed mortgage exposures.

Provision for Second-Lien Premium Deficiency.    The provision for second-lien premium deficiency was $18.1 million in the first quarter of 2008. There was no premium deficiency recorded in the first quarter of 2007. We reassess our expectations for premiums and losses and expenses for our second-lien business each quarter and update our premium deficiency accordingly. In the first quarter of 2008, we recorded an increase in the provision for second-lien premium deficiency as a result of an increase in expected losses and a decrease in expected premiums compared to our year end 2007 projections.

Policy Acquisition Costs.    Policy acquisition costs were $23.9 million for the first quarter of 2008, a decrease of $4.4 million or 15.4% from the $28.3 million reported for the first quarter of 2007. In our mortgage insurance segment, estimates of expected gross profit, which are driven in part by persistency and loss development for each underwriting year and product type, are used as a basis for amortization and are evaluated regularly. The total amortization recorded to date is adjusted by a charge or credit to our condensed consolidated statements of operations if actual experience or other evidence suggests that earlier estimates should be revised. During 2008 and 2007, amortization expense was impacted by both an increase in persistency rates and updates to our projected loss ratio assumptions in 2007.

Other Operating Expenses.    Other operating expenses were $55.1 million in the first quarter of 2008 compared to $57.7 million in the first quarter of 2007. We incurred $3.3 million in merger related expenses in the first quarter of 2007.

Interest Expense.    Interest expense for the first quarter of 2008 was $12.5 million, a decrease of $0.6 million or 4.3% from $13.1 million in the first quarter of 2007. Included in interest expense for 2008 was $2.0 million of interest related to the $200 million that we drew down from our unsecured revolving credit facility on

August 15, 2007. On January 18, 2008, we terminated the interest rate swaps that we entered into in 2004, which converted the interest rate on our 5.625% Senior Notes due 2013 to a variable rate based on a spread over the London Interbank Offered Rate (“LIBOR”). The basis adjustment of $11.5 million that was recorded as an increase to the long-term debt carrying value is being amortized to interest expense.

Equity in Net Income of Affiliates.    Equity in net income of affiliates was $12.5 million in the first quarter of 2008, compared to $22.8 million in the first quarter of 2007. Sherman represents the only contribution to net income of affiliates for the first quarter of 2008. For the first quarter of 2007, Sherman contributed $29.6 million and C-BASS contributed a loss of $6.8 million. For more information, see “Results of Operations—Financial Services” below.

Income Tax Provision.    We recorded an income tax provision of $89.0 million for the first quarter of 2008 compared to $44.7 million for the first quarter of 2007. The consolidated effective tax rate was 31.3% for the first quarter of 2008, compared to 28.3% for the first quarter of 2007. The higher tax rate for the first quarter of 2008 reflects a decrease in the percentage of income generated from the tax-advantaged securities compared to income generated from operations.

Results of Operations—Mortgage Insurance

Quarter Ended March 31, 2008 Compared to Quarter Ended March 31, 2007

The following table summarizes our mortgage insurance segment’s results of operations for the quarters ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended March 31		% Change
	2008	2007	2008 vs. 2007
Net (loss) income	$(226,456)	$44,702	n/m
Net premiums written—insurance	211,251	206,411	2.3%
Net premiums earned—insurance	204,265	180,243	13.3
Net investment income	38,845	35,559	9.2
Net (losses) gains on securities	(36,733)	11,123	n/m
Change in fair value of derivative instruments	71,769	4,338	n/m
Other income	3,491	2,849	22.5
Provision for losses	571,008	112,854	406.0
Provision for second-lien premium deficiency	18,090	—	n/m
Policy acquisition costs	13,460	16,523	(18.5)
Other operating expenses	34,170	39,600	(13.7)
Interest expense	7,090	6,854	3.4
Income tax (benefit) provision	(135,725)	13,579	n/m

n/m = not meaningful

Net (Loss) Income.    Our mortgage insurance segment’s net loss for the first quarter of 2008 was $226.5 million, compared to $44.7 million of net income for the first quarter of 2007. The first quarter 2008 loss was mainly due to the on-going deterioration in the U.S. housing and mortgage credit markets, which again has resulted in a significant increase in our provision for losses. Also affecting net income in the first quarter of 2008 was an increase in net losses on securities due to the write-down of other-than-temporarily-impaired securities and unrealized losses on convertible securities.

Net Premiums Written and Earned.    Net premiums written were $211.3 million for the first quarter of 2008, a $4.9 million or 2.3% increase compared to $206.4 million written in the first quarter of 2007. Net premiums earned in the first quarter of 2008 were $204.3 million, a $24.1 million or 13.3% increase compared to

$180.2 million earned in the first quarter of 2007. The increase in premiums earned resulted from the higher volume of primary new insurance written during 2007 and the higher persistency rates experienced in 2007, which have continued into 2008. We ceased writing second-lien business in the second half of 2007, which resulted in a decrease in premiums written and earned from this product in 2008 as this business runs off.

The following table provides additional information related to premiums written and earned for the three month periods indicated:

	Three Months Ended
	March 31 2008	March 31 2007
Premiums written (in thousands) (1)
Primary and Pool Insurance	$200,477	$192,108
Seconds	3,481	11,179
International	7,293	3,124

Total Premiums written—insurance	$211,251	$206,411

Premiums earned (in thousands) (1)
Primary and Pool Insurance	$193,483	$167,155
Seconds	6,164	9,172
International	4,618	3,916

Total Premiums earned—insurance	$204,265	$180,243

Smart Home (in thousands)
Ceded premiums written	$3,240	$3,195
Ceded premiums earned	$3,240	$2,858

(1)	Excludes premiums written and earned on credit derivatives for the first quarter of 2008, which were $8.9 million and $11.5 million, respectively, compared to $15.9 million and $15.7 million, respectively, for the first quarter of 2007. These premiums are now reported in change in fair value of derivative instruments. In previous periods, these were reported as premiums written and earned in the condensed consolidated statements of operations. This reclassification is the result of an effort by the financial guaranty industry in consultation with the SEC to provide consistency in disclosure of credit derivative contracts.

Net Investment Income.    Net investment income attributable to our mortgage insurance segment for the first quarter of 2008 was $38.8 million, compared to $35.6 million for the first quarter of 2007. Investment income in the first quarter of 2008 reflects an increase in investable assets.

Net (Losses) Gains on Securities.    Net losses on securities in our mortgage insurance business were $36.7 million for the first quarter of 2008, compared to $11.1 million of net gains for the first quarter of 2007. Included in the first quarter of 2008 were losses related to changes in the fair value of hybrid securities and trading securities of $46.4 million offset by net gains related to the sale of hybrid securities of approximately $11.6 million. The first quarter of 2008 net losses also includes approximately $7.1 million of losses on investment securities that were other-than-temporarily impaired during the first quarter of 2008. The 2007 amount includes $1.6 million of losses related to changes in the fair value of convertible securities.

Change in Fair Value of Derivative Instruments.    The change in the fair value of derivative instruments was a gain of $71.8 million for the first quarter of 2008, compared to a gain of $4.3 million for the first quarter of 2007. The increase in the first quarter 2008 compared to 2007 was mainly due to a $96.5 million decrease in the cumulative unrealized loss on our NIMS credit derivatives. This decrease in our unrealized loss was primarily attributable to the incorporation of our non-performance risk under SFAS No. 157. In addition to NIMS, credit default swaps in our domestic and international mortgage insurance businesses incurred an additional cumulative unrealized loss of $32.3 million during the first quarter of 2008 as a result of further market deterioration.

Other Income.    Other income for the first quarter of 2008 was $3.5 million, a $0.7 million increase from $2.8 million in the first quarter of 2007. Other income mostly includes income related to contract underwriting services, which was higher in the first quarter of 2008 as a result of an increase in contract underwriting volume.

Provision for Losses.    The provision for losses for the first quarter of 2008 was $571.0 million, compared to $112.9 million for the first quarter of 2007. The increase in 2008 was mainly attributable to increases in defaults and claims paid, the aging of existing defaults, larger loan balances, a higher ratio at which defaults are moving to claim and increased severity.

Provision for Second-Lien Premium Deficiency.    The provision for second-lien premium deficiency was $18.1 million for the first quarter of 2008, reflecting an increase in loss projections and a reduction in expected premiums. The increase in projected losses was due to incremental deterioration in the seasoned portion of our second-lien portfolio, comprised of transactions written in 2005 or earlier. There was no corresponding amount in the first quarter of 2007. See “Critical Accounting Policies—Reserve for Second-Lien Premium Deficiency” below.

Policy Acquisition Costs.    Policy acquisition costs were $13.5 million in the first quarter of 2008, a decrease from $16.5 million in the first quarter of 2007. During the first quarter of 2008, amortization expense was impacted by an increase in persistency rates and updates to our loss ratios assumptions during 2007, both of which contributed in reducing the asset to be amortized in 2008.

Other Operating Expenses.    Other operating expenses were $34.2 million for the first quarter of 2008, a decrease of $5.4 million or 13.7% compared to $39.6 million for the first quarter of 2007. Operating expenses for the first quarter of 2007 included $3.3 million of merger related expenses. Other than these expenses, the decrease in other operating expenses in 2008 was primarily due to a reduction in employee costs. Contract underwriting expenses for the quarters ended March 31, 2008 and 2007, including the impact of reserves for remedies included in other operating expenses, were $5.7 million and $5.1 million, respectively. During the first quarter of 2008, loans underwritten via contract underwriting for flow business accounted for 11.1% of applications, 10.6% of commitments for insurance and 9.1% of insurance certificates issued, compared to 13.1%, 12.6% and 10.5%, respectively, for the first quarter of 2007.

Interest Expense.    Interest expense attributable to our mortgage insurance segment for the first quarter of 2008 was $7.1 million compared to $6.9 million for the first quarter of 2007. Both periods include interest on our long-term debt that was allocated to the mortgage insurance segment. The 2007 amount includes the impact of interest-rate swaps that were terminated in January 2008.

Income Tax (Benefit) Provision.    We recorded an income tax benefit of $135.7 million for the first quarter of 2008 and an income tax provision of $13.6 million for the first quarter of 2007. The consolidated effective tax rate was 37.5% for the first quarter of 2008, compared to 23.3% for the first quarter of 2007. The higher tax rate for the first quarter of 2008 reflects a decrease in the percentage of income generated from tax-advantaged securities.

The following tables provide selected information as of and for the periods indicated for our mortgage insurance segment. Certain statistical information included in the following tables is recorded based on information received from lenders and other third parties.

	Three Months Ended
	March 31 2008		December 31 2007		March 31 2007
Primary new insurance written (“NIW”) ($ in millions)
Flow	$9,284	90.2%	$10,422	76.7%	$7,049	53.3%
Structured	1,013	9.8	3,174	23.3	6,178	46.7

Total Primary	$10,297	100.0%	$13,596	100.0%	$13,227	100.0%

Flow
Prime	$8,208	88.4%	$8,629	82.8%	$5,050	71.6%
Alt-A	583	6.3	832	8.0	1,401	19.9
A minus and below	493	5.3	961	9.2	598	8.5

Total Flow	$9,284	100.0%	$10,422	100.0%	$7,049	100.0%

Structured
Prime	$1,012	99.9%	$1,795	56.6%	$93	1.5%
Alt-A	1	0.1	1,378	43.4	5,905	95.6
A minus and below	—	0.0	1	0.0	180	2.9

Total Structured	$1,013	100.0%	$3,174	100.0%	$6,178	100.0%

Total
Prime	$9,220	89.5%	$10,424	76.6%	$5,143	38.9%
Alt-A	584	5.7	2,210	16.3	7,306	55.2
A minus and below	493	4.8	962	7.1	778	5.9

Total Primary	$10,297	100.0%	$13,596	100.0%	$13,227	100.0%

During the first quarter of 2008, non-prime business accounted for $1.1 billion or 10.5% of new primary insurance written by our mortgage insurance segment, compared to $8.1 billion or 61.1% for the first quarter of 2007, largely reflecting a significant decrease in the amount of structured business written in 2008. Of the $1.1 billion of non-prime business written for the first quarter of 2008, $0.6 billion or 54.2% was Alt-A.

	Three Months Ended
	March 31 2008		December 31 2007		March 31 2007
Total Primary New Insurance Written by FICO (a) Score ($ in millions)
Flow
<=619	$265	2.9%	$518	5.0%	$486	6.9%
620-679	1,938	20.9	2,830	27.1	2,255	32.0
680-739	3,615	38.9	3,914	37.6	2,479	35.2
>=740	3,466	37.3	3,160	30.3	1,829	25.9

Total Flow	$9,284	100.0%	$10,422	100.0%	$7,049	100.0%

Structured
<=619	$—	0.0%	$—	0.0%	$126	2.0%
620-679	10	1.0	185	5.8	1,376	22.3
680-739	369	36.4	963	30.3	3,068	49.7
>=740	634	62.6	2,026	63.9	1,608	26.0

Total Structured	$1,013	100.0%	$3,174	100.0%	$6,178	100.0%

	Three Months Ended
	March 31 2008		December 31 2007		March 31 2007
Total
<=619	$265	2.6%	$518	3.8%	$612	4.6%
620-679	1,948	18.9	3,015	22.2	3,631	27.5
680-739	3,984	38.7	4,877	35.9	5,547	41.9
>=740	4,100	39.8	5,186	38.1	3,437	26.0

Total Primary	$10,297	100.0%	$13,596	100.0%	$13,227	100.0%

(a)	Fair Isaac and Company (“FICO”) credit scoring model.

	Three Months Ended
	March 31 2008		December 31 2007		March 31 2007
Percentage of primary new insurance written
Refinances		40%		27%		51%
95.01% LTV (b) and above		20%		32%		16%
ARMs
Less than 5 years		1%		1%		42%
5 years and longer		6%		14%		5%
Primary risk written ($ in millions)
Flow	$2,316	89.7%	$2,684	77.9%	$1,746	90.0%
Structured	266	10.3	763	22.1	194	10.0

Total	$2,582	100.0%	$3,447	100.0%	$1,940	100.0%

(b)	Loan-to-value ratios: The ratio of the original loan amount to the original value of the property.

	Three Months Ended
	March 31 2008	December 31 2007	March 31 2007
Pool risk written (in millions)	$31	$34	$89
Other risk written (in millions)
Seconds
1st loss	—	—	3
2nd loss	—	—	21
NIMS	—	—	268
International
1st loss-Hong Kong primary mortgage insurance	51	34	19
Reinsurance	19	18	17

Total other risk written	$70	$52	$328

In the last three years, we wrote a significant amount of pool risk where we are in a second-loss position. In these transactions, we will only pay claims if pool losses are greater than any applicable deductible.

	Period Ended
	March 31 2008		December 31 2007		March 31 2007
Primary insurance in force ($ in millions)
Flow	$110,020	74.9%	$105,246	73.6%	$85,649	71.5%
Structured	36,929	25.1	37,820	26.4	34,063	28.5

Total Primary	$146,949	100.0%	$143,066	100.0%	$119,712	100.0%

Prime	$99,721	67.9%	$93,577	65.4%	$77,414	64.7%
Alt-A	34,949	23.8	37,031	25.9	31,023	25.9
A minus and below	12,279	8.3	12,458	8.7	11,275	9.4

Total Primary	$146,949	100.0%	$143,066	100.0%	$119,712	100.0%

Primary risk in force ($ in millions)
Flow	$27,751	84.6%	$26,531	83.9%	$21,267	82.7%
Structured	5,041	15.4	5,091	16.1	4,446	17.3

Total Primary	$32,792	100.0%	$31,622	100.0%	$25,713	100.0%

Flow
Prime	$21,810	78.6%	$20,616	77.7%	$16,653	78.3%
Alt-A	3,788	13.6	3,810	14.4	3,015	14.2
A minus and below	2,153	7.8	2,105	7.9	1,599	7.5

Total Flow	$27,751	100.0%	$26,531	100.0%	$21,267	100.0%

Structured
Prime	$2,577	51.1%	$2,116	41.5%	$1,797	40.4%
Alt-A	1,554	30.8	1,978	38.9	1,442	32.4
A minus and below	910	18.1	997	19.6	1,207	27.2

Total Structured	$5,041	100.0%	$5,091	100.0%	$4,446	100.0%

Total
Prime	$24,387	74.4%	$22,732	71.9%	$18,450	71.8%
Alt-A	5,342	16.3	5,788	18.3	4,457	17.3
A minus and below	3,063	9.3	3,102	9.8	2,806	10.9

Total Primary	$32,792	100.0%	$31,622	100.0%	$25,713	100.0%

Direct primary insurance in force was $147.0 billion at March 31, 2008, compared to $143.1 billion at December 31, 2007 and $119.7 billion at March 31, 2007. At March 31, 2008, non-prime insurance in force was $47.2 billion or 32.1% of total primary mortgage insurance in force, compared to $42.3 billion or 35.3% at March 31, 2007. Of the $47.2 billion of non-prime insurance in force at March 31, 2008, $34.9 billion or 74% was Alt-A.

	Period Ended
	March 31 2008		December 31 2007		March 31 2007
Total Primary Risk in Force by FICO Score ($ in millions)
Flow
<=619	$1,650	5.9%	$1,639	6.2%	$1,381	6.5%
620-679	8,262	29.8	8,059	30.4	6,574	30.9
680-739	10,269	37.0	9,773	36.8	7,733	36.4
>=740	7,570	27.3	7,060	26.6	5,579	26.2

Total Flow	$27,751	100.0%	$26,531	100.0%	$21,267	100.0%

Structured
<=619	$851	16.9%	$936	18.4%	$1,205	27.1%
620-679	1,380	27.4	1,490	29.3	1,539	34.6
680-739	1,517	30.1	1,488	29.2	1,130	25.4
>=740	1,293	25.6	1,177	23.1	572	12.9

Total Structured	$5,041	100.0%	$5,091	100.0%	$4,446	100.0%

Total
<=619	$2,501	7.6%	$2,575	8.1%	$2,586	10.0%
620-679	9,642	29.4	9,549	30.2	8,113	31.6
680-739	11,786	36.0	11,261	35.6	8,863	34.5
>=740	8,863	27.0	8,237	26.1	6,151	23.9

Total Primary	$32,792	100.0%	$31,622	100.0%	$25,713	100.0%

Percentage of primary risk in force
Refinances	31%		31%		33%
95.01% LTV and above	24%		24%		19%
ARMs
Less than 5 years	11%		12%		18%
5 years and longer	9%		10%		9%
Total primary risk in force by LTV ($ in millions)
95.01% and above	$7,926	24.2%	$7,529	23.8%	$4,795	18.6%
90.01% to 95.00%	10,079	30.7	9,674	30.6	7,965	31.0
85.01% to 90.00%	11,102	33.9	10,600	33.5	9,157	35.6
85.00% and below	3,685	11.2	3,819	12.1	3,796	14.8

Total Primary	$32,792	100.0%	$31,622	100.0%	$25,713	100.0%

Total primary risk in force by policy year ($ in millions)
2004 and prior	$8,408	25.6%	$8,871	28.1%	$10,851	42.2%
2005	4,805	14.6	5,112	16.2	6,137	23.9
2006	5,728	17.5	6,016	19.0	6,815	26.5
2007	11,300	34.5	11,623	36.7	1,910	7.4
2008	2,551	7.8	—	—	—	—

Total Primary	$32,792	100.0%	$31,622	100.0%	$25,713	100.0%

	Period Ended
	March 31 2008		December 31 2007		March 31 2007
Pool risk in force ($ in millions)
Prime	$2,113	70.6%	$2,111	70.2%	$2,207	72.0%
Alt-A	292	9.7	293	9.8	301	9.8
A minus and below	590	19.7	600	20.0	558	18.2

Total pool risk in force	$2,995	100.0%	$3,004	100.0%	$3,066	100.0%

	Period Ended
	March 31 2008	December 31 2007	March 31 2007
Other risk in force (in millions)
Seconds
1st loss	$336	$377	$555
2nd loss	507	548	605
NIMS	522	604	783
International
1st loss-Hong Kong primary mortgage insurance	517	465	353
Reinsurance	125	103	61
Credit default swaps (1)	8,872	8,202	7,875
Other
Domestic credit default swaps	212	212	212

Total other risk in force	$11,091	$10,511	$10,444

(1)	Due to the foreign currency changes since we underwrote the risk on our international credit default swaps, the current U.S. dollar-denominated risk has increased.

	Period Ended
	March 31 2008	December 31 2007	March 31 2007
Default Statistics
Primary Insurance:
Flow
Prime
Number of insured loans	582,261	565,563	504,941
Number of loans in default	22,806	20,632	14,013
Percentage of total loans in default	3.92%	3.65%	2.78%

Alt-A
Number of insured loans	73,672	74,559	65,075
Number of loans in default	10,014	7,980	4,513
Percentage of total loans in default	13.59%	10.70%	6.94%

A minus and below
Number of insured loans	64,193	63,853	53,379
Number of loans in default	10,411	10,087	6,704
Percentage of total loans in default	16.22%	15.80%	12.56%

Total Flow
Number of insured loans	720,126	703,975	623,395
Number of loans in default	43,231	38,699	25,230
Percentage of total loans in default	6.00%	5.50%	4.05%

	Period Ended
	March 31 2008	December 31 2007	March 31 2007
Structured
Prime
Number of insured loans	72,264	64,789	59,194
Number of loans in default	5,434	4,707	3,231
Percentage of total loans in default	7.52%	7.27%	5.46%

Alt-A
Number of insured loans	87,325	97,526	84,050
Number of loans in default	12,056	8,783	3,922
Percentage of total loans in default	13.81%	9.01%	4.67%

A minus and below
Number of insured loans	26,342	28,747	34,429
Number of loans in default	8,404	8,659	7,971
Percentage of total loans in default	31.90%	30.12%	23.15%

Total Structured
Number of insured loans	185,931	191,062	177,673
Number of loans in default	25,894	22,149	15,124
Percentage of total loans in default	13.93%	11.59%	8.51%

Total Primary Insurance
Prime
Number of insured loans	654,525	630,352	564,135
Number of loans in default	28,240	25,339	17,244
Percentage of total loans in default	4.31%	4.02%	3.06%

Alt-A
Number of insured loans	160,997	172,085	149,125
Number of loans in default	22,070	16,763	8,435
Percentage of total loans in default	13.71%	9.74%	5.66%

A minus and below
Number of insured loans	90,535	92,600	87,808
Number of loans in default	18,815	18,746	14,675
Percentage of loans in default	20.78%	20.24%	16.71%

Total Primary
Number of insured loans	906,057	895,037	801,068
Number of loans in default	69,125 (1)	60,848 (1)	40,354 (1)
Percentage of loans in default	7.63%	6.80%	5.04%
Pool insurance
Number of loans in default	26,983 (2)	26,526 (2)	17,989 (2)

(1)	Includes approximately 1,504, 2,595 and 1,541 defaults at March 31, 2008, December 31, 2007 and March 31, 2007, respectively, where reserves had not been established because no claim payment was anticipated.
(2)	Includes approximately 20,417, 20,193 and 13,036 defaults at March 31, 2008, December 31, 2007 and March 31, 2007, respectively, where reserves had not been established because no claim payment was anticipated.

The default and claim cycle in our mortgage insurance business begins with our receipt of a default notice from the insured. Generally, the insured notifies us of a default within 15 days after the loan has become 60 days past due. For reporting and internal tracking purposes, we do not consider a loan to be in default until the loan has been past due for 60 days. During the quarter, we learned that one of our largest servicers had not previously properly reported certain 60-day defaults to us and other private mortgage insurers, and that this omission would be corrected in April 2008. Based on the receipt of this new information, our first quarter 2008 results include approximately $39 million of additional incurred losses for the approximately 2,500 incremental primary defaults that we expect to receive from this service in the second quarter.

The total number of loans in default increased from 96,203 at December 31, 2007 to 105,216 at March 31, 2008. The average loss reserve per default increased from $13,986 at December 31, 2007 to $16,549 at March 31, 2008. Primary and pool defaults at March 31, 2008 included approximately 1,504 and 20,417 defaults, respectively, on loans where reserves have not been established because no claim payment was anticipated. At December 31, 2007, primary and pool defaults included approximately 2,595 and 20,193 defaults, respectively, on loans where no reserve has been established. Excluding those defaults without a related reserve, the average loss reserve per default was $20,904 and $18,327 at March 31, 2008 and December 31, 2007, respectively. The loss reserve as a percentage of risk in force was 3.7% at March 31, 2008 and 3.0% at December 31, 2007.

	Three Months Ended
(In thousands)	March 31 2008	December 31 2007	March 31 2007
Direct claims paid:
Prime	$60,658	$53,203	$33,125
Alt-A	35,732	35,203	19,998
A minus and below	48,361	46,966	29,080
Seconds	45,437	29,295	13,621

Total	$190,188	$164,667	$95,824

Average claim paid:
Prime	$36.8	$35.0	$28.1
Alt-A	49.6	49.0	39.7
A minus and below	37.2	36.5	29.6
Seconds	34.6	38.6	28.8
Total	$38.2	$38.4	$30.6

Claim activity is not spread evenly throughout the coverage period of a book of business. Historically, relatively few claims on prime business are received during the first two years following issuance of a policy and on non-prime business during the first year. Claim activity on prime loans has historically reached its highest level in the third through fifth years after the year of policy origination, and on non-prime loans this level occurs in the second through fourth years. Based on these trends, approximately 66.2% of our primary risk in force and approximately 18.0% of our pool risk in force at March 31, 2008 had not yet reached its highest claim frequency years. The late 2005 through 2007 business has experienced default and claim activity sooner than has been the case for historical books of business. Because it is difficult to predict both the timing of originating new business and the cancellation rate of existing business, it is also difficult to predict, at any given time, the percentage of risk in force that will reach its highest claim frequency years on any future date.

	Three Months Ended
($ in thousands)	March 31 2008	December 31 2007	March 31 2007
States with highest claims paid:
California	$16,771	$11,580	$1,039
Michigan	15,466	13,889	10,262
Georgia	10,917	9,681	7,755
Ohio	10,032	10,190	8,645
Texas	9,268	9,260	8,789

Percentage of total claims paid:
California	8.8%	7.0%	1.1%
Michigan	8.1	8.4	10.7
Georgia	5.7	5.9	8.1
Ohio	5.3	6.2	9.0
Texas	4.9	5.6	9.2

A higher proportion of new defaults in 2007 were from loans in California and Florida, which would indicate that claims paid in those states will likely increase, perhaps significantly throughout 2008.

	Period Ended
	March 31 2008	December 31 2007	March 31 2007
Primary risk in force: (in millions)
California	$2,986	$2,785	$2,044
Florida	2,956	2,857	2,320
Texas	2,172	2,068	1,659
Georgia	1,566	1,506	1,241
Ohio	1,507	1,478	1,268
Illinois	1,448	1,404	1,134
New York	1,389	1,380	1,260
Michigan	1,159	1,138	990
New Jersey	1,124	1,082	869
Pennsylvania	1,070	1,047	904
Total primary risk in force:	$32,792	$31,622	$25,713

Percentage of total primary risk in force:
California	9.1%	8.8%	7.9%
Florida	9.0	9.0	9.0
Texas	6.6	6.5	6.5
Georgia	4.8	4.8	4.8
Ohio	4.6	4.7	4.9
Illinois	4.4	4.4	4.4
New York	4.2	4.4	4.9
Michigan	3.5	3.6	3.9
New Jersey	3.4	3.4	3.4
Pennsylvania	3.3	3.3	3.5

The largest single customer of our mortgage insurance segment (including branches and affiliates of such customer), measured by primary new insurance written, accounted for 18.1% of primary new insurance written for the first quarter of 2008, compared to 44.2% for the first quarter of 2007.

	As of and For the Period Ended
(In thousands)	March 31 2008	December 31 2007	March 31 2007
Provision for losses	$571,008	$629,582	$112,854
Reserve for losses	$1,741,169	$1,345,452	$676,691
Reserves for losses by category:
Prime	$479,653	$343,705	$200,262
Alt-A	598,706	450,106	146,329
A minus and below	391,426	361,240	228,066
Pool insurance	56,893	54,394	34,599
Seconds	176,121	112,751	38,347
Other	1,485	1,268	900

Reserve for losses, net	1,704,284	1,323,464	648,503
Reinsurance recoverable (1)	36,885	21,988	28,188

Total	$1,741,169	$1,345,452	$676,691

Provision for second–lien premium deficiency	$18,090	$40,470	—
Reserve for second–lien premium deficiency	$213,736	$195,646	—

(1)	Related to ceded losses on captive transactions and Smart Home.

	As of and For the Period Ended
	March 31 2008	December 31 2007	March 31 2007
Captives
Premiums ceded to captives (in millions)	$35.7	$33.2	$28.1
% of total premiums	15.4%	14.8%	14.2%
NIW subject to captives (in millions)	$3,986	$6,776	$4,994
% of primary NIW	38.7%	49.8%	37.8%
IIF (c) subject to captives	37.4%	36.5%	34.3%
RIF (d) subject to captives	42.2%	41.6%	39.7%
Persistency (twelve months ended)	77.5%	75.4%	69.5%

(c)	Insurance in force.
(d)	Risk in force.

	As of and For the Period Ended
	March 31 2008		March 31 2007
Alt-A Information
Primary new insurance written by FICO score ($ in millions)
<=619	$1	0.2%	$8	0.1%
620-659	9	1.5	589	8.1
660-679	31	5.3	1,165	15.9
680-739	301	51.6	3,640	49.8
>=740	242	41.4	1,904	26.1

Total	$584	100.0%	$7,306	100.0%

Primary risk in force by FICO score ($ in millions)
<=619	$37	0.7%	$22	0.5%
620-659	686	12.8	708	15.9
660-679	793	14.8	723	16.2
680-739	2,540	47.6	2,019	45.3
>=740	1,286	24.1	985	22.1

Total	$5,342	100.0%	$4,457	100.0%

Primary risk in force by LTV ($ in millions)
95.01% and above	$372	6.9%	$150	3.4%
90.01% to 95.00%	1,398	26.2	1,225	27.5
85.01% to 90.00%	2,199	41.2	1,916	43.0
85.00% and below	1,373	25.7	1,166	26.1

Total	$5,342	100.0%	$4,457	100.0%

Primary risk in force by policy year ($ in millions)
2004 and prior	$1,044	19.5%	$1,401	31.5%
2005	790	14.8	1,056	23.7
2006	1,225	22.9	1,478	33.1
2007	2,146	40.2	522	11.7
2008	137	2.6	—	—

Total	$5,342	100.0%	$4,457	100.0%

Results of Operations—Financial Guaranty

Quarter Ended March 31, 2008 Compared to Quarter Ended March 31, 2007

The following table summarizes the results of operations for our financial guaranty segment for the quarters ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended March 31		% Change
	2008	2007	2008 vs. 2007
Net income	$415,528	$57,916	n/m
Net premiums written—insurance	33,055	42,019	(21.3)%
Net premiums earned—insurance	37,656	34,264	9.9
Net investment income	27,120	25,437	6.6
Net (losses) gains on securities	(18,149)	2,824	n/m
Change in fair value of derivative instruments	636,040	44,079	n/m
Other income	121	140	(13.6)
Provision for losses	11,703	(5,812)	n/m
Policy acquisition costs	10,446	11,731	(11.0)
Other operating expenses	20,738	14,235	45.7
Interest expense	5,154	4,596	12.1
Income tax provision	219,219	24,078	n/m

n/m—not meaningful

Net Income.    Our financial guaranty segment’s net income for the first quarter of 2008 was $415.5 million, compared to $57.9 million for the first quarter of 2007. The increase for the first quarter of 2008 was mainly due to an increase in the change in fair value of derivative instruments as a result of the implementation of SFAS No. 157. Partially offsetting this was an increase in the provision for losses, an increase in other operating expenses, higher net losses on securities and a higher tax provision due to higher pretax income. The effect of SFAS No. 157 on the financial guaranty segment’s net income for the first quarter of 2008 was approximately $1.2 billion.

Net Premiums Written and Earned.    Our financial guaranty segment’s net premiums written and earned for the first quarter of 2008 were $33.1 million and $37.7 million, respectively, compared to $42.0 million and $34.3 million, respectively, for the first quarter of 2007. The decrease in net premiums written was attributable primarily to a decrease in public finance policies written and smaller decreases in other financial guaranty business lines. The increase in net premiums earned was primarily due to an increase in refundings in our public finance business.

The following table shows the breakdown of premiums written and earned by our financial guaranty segment’s various products for each period:

	Three Months Ended March 31
	2008	2007
	(In thousands)
Net premiums written: (1)
Public finance direct	$5,603	$12,780
Public finance reinsurance	17,541	18,154
Structured direct	4,182	5,247
Structured reinsurance	5,442	5,912
Trade credit reinsurance	287	(74)

Total Net premiums written—insurance	$33,055	$42,019

Net premiums earned: (1)
Public finance direct	$17,810	$11,585
Public finance reinsurance	9,870	11,100
Structured direct	3,882	4,691
Structured reinsurance	5,599	6,194
Trade credit reinsurance	495	694

Total Net premiums earned—insurance	$37,656	$34,264

(1)	Excludes premiums written and earned on credit derivatives for the first quarter of 2008, which were $12.9 million and $13.7 million, respectively, compared to $13.3 million and $18.9 million, respectively, for the first quarter of 2007. In previous periods these were reported as premiums written and earned in the statements of operations. These premiums are now reported in change in fair value of derivative instruments. This reclassification is the result of an effort by the financial guaranty industry, in consultation with the SEC, to provide consistency in disclosure of credit derivative contracts.

Included in net premiums earned for the first quarter of 2008 were refundings of $11.7 million, compared to $6.6 million for the same period of 2007.

Net Investment Income.    Net investment income attributable to our financial guaranty segment was $27.1 million for the first quarter of 2008, compared to $25.4 million for the first quarter of 2007. The amount reported in the first quarter of 2008 reflects a slight increase in investment balances.

Net (Losses) Gains on Securities.    Net losses on securities were $18.1 million for the first quarter of 2008, compared to $2.8 million of net gains for the first quarter of 2007. Included in the first quarter 2008 losses was $16.3 million of losses related to changes in the fair value of hybrid securities and trading securities, partially offset by net gains related to the sale of hybrid securities of approximately $3.4 million. The first quarter 2008 net losses also included approximately $6.9 million of losses on investment securities that were other-than-temporarily impaired. The amount reported for 2007 includes $2.0 million of losses related to changes in the fair value of convertible securities.

Change in Fair Value of Derivative Instruments.    Change in the fair value of derivative instruments was a gain of $636.0 million for the first quarter of 2008, compared to a gain of $44.1 million for the first quarter of 2007. The total net unrealized gain on derivatives was $581 million, which was driven by a reduction in our derivative liability valuation related to our own non-performance risk, offset by significant spread widening on corporate and asset-backed CDO deals. Our 5-year credit default swap spread widened from 37 basis points at January 1, 2007 to 1,095 basis points at March 31, 2008. Also included in the change in fair value of derivative instruments in the first quarter of 2008 is a $42.8 million increase in the change in the fair value of put options on CPS.

Provision for Losses.    The provision for losses was $11.7 million for the first quarter of 2008 compared to a negative provision of $(5.8) million for the first quarter of 2007. The provision for losses reported for the first quarter of 2007 reflects favorable loss development on trade credit reinsurance and structured finance products. The 2008 provision for losses includes a higher provision in the structured finance reinsurance business as a result of assumed mortgage exposures.

We closely monitor our financial guaranty obligations and we use an internal classification process to identify and track troubled credits. We classify credits as “intensified surveillance credits” when we determine that continued performance is questionable and, in the absence of a positive change, may result in a claim. At March 31, 2008 and 2007, the financial guaranty segment had the following exposure on credits classified as intensified surveillance credits:

	March 31 2008		March 31 2007
($ in millions)	# of credits	Par Outstanding	# of credits	Par Outstanding
Less than $25	30	$242	18	$111
$25-$100	6	216	3	123
Greater than $100	2	408	—	—

Total	38	$866	21	$234

We establish loss reserves on our non-derivative financial guaranty contracts as discussed in “Critical Accounting Policies—Reserve for Losses”. We have allocated non-specific reserves of $47.9 million on 21 of the 38 intensified surveillance credits (representing an aggregate par amount of $423.7 million) at March 31, 2008. We expect that we will suffer losses with respect to these insured obligations approximately equal to the total amount reserved. At March 31, 2007, we had allocated non-specific reserves of $23.5 million on four credits with an aggregate par amount of $46.6 million.

There is one credit at March 31, 2008 for which we have not established an allocated non-specific reserve that, without a positive change, may default in the near-term and could potentially result in a claim. Based on currently available information, we expect that any claim from this credit, should one arise, would range from a minimal amount up to approximately 50% of the $51 million in total par outstanding. The potential amount of any claim is not estimable at this point, in part, because of the availability of a number of strategic alternatives currently under consideration and other mitigating factors that could reduce or delay any payment from us. In addition, remediation efforts have added substantial additional collateral security for the insured obligation, which could reduce the amount of any claim we may be required to pay. We continue to collect and analyze additional information regarding that transaction.

We also have assumed via reinsurance, $304.5 million in par outstanding related to Jefferson County, Alabama sewer bonds assumed from several primary financial guarantors. We placed this credit on intensified surveillance during the first quarter of 2008. The County currently faces increased financing costs on their debt and could possibly face more rapid amortization on their bank liquidity support, which has contributed to financial stress on the County’s sewer system. The County and certain primary insurers entered into forbearance agreements with the liquidity banks, which are currently scheduled to expire on May 15, 2008, which prevent the banks from demanding increased interest and more rapid amortization of principal under their liquidity agreements until June 1, 2008. Certain primary insurers have been working closely with the County and other parties to structure a comprehensive resolution to the financial problems of the County’s sewer system. However, at this point, it is uncertain whether a solution acceptable to all parties can be obtained before the expiration of the forbearance period. Although efforts are expected to be made to extend the forbearance agreements, it is uncertain that such agreements will be extended. No reserves have been established for this exposure at this time as we have not concluded that a loss is probable or estimable. As the situation evolves and we collect and analyze additional information regarding this transaction, we will re-evaluate the need for and amount of any reserve.

There were no direct derivative financial guaranty contracts with $25 million or greater in exposure identified as intensified surveillance credits at March 31, 2008 or March 31, 2007. In accordance with accounting principles generally accepted in the United States of America (“GAAP”), we do not establish loss reserves on our derivative financial guaranty contracts. Instead, gains and losses on derivative financial guaranty contracts are derived from internally-generated models that take into account both credit and market spreads.

Policy Acquisition Costs.    Policy acquisition costs were $10.4 million for the first quarter of 2008, compared to $11.7 million for the first quarter of 2007. Included in policy acquisition costs for the first quarter of 2008 were $3.0 million of origination costs related to derivative financial guaranty contracts, compared to $3.8 million for the first quarter of 2007. The costs to originate derivative financial guaranty contracts, unlike traditional financial guaranty insurance, are expensed immediately rather than deferred.

Other Operating Expenses.    Other operating expenses were $20.7 million for the first quarter of 2008, compared to $14.2 million for the first quarter of 2007. Operating expenses for the first quarter of 2008 include an increase in employee costs, primarily severance related, as a result of our decision to exit a portion of the structured finance business and to discontinue writing insurance on CDOs.

Interest Expense.    Interest expense was $5.2 million for the first quarter of 2008, compared to $4.6 million for the first quarter of 2007. Both periods include interest on our long-term debt, which was allocated to the financial guaranty segment.

Income Tax Provision.    The effective tax rate was 34.5% for the first quarter of 2008, compared to 29.4% for the first quarter of 2007. The higher tax rate for the first quarter of 2008 reflects a decrease in the percentage of income generated from tax-advantaged securities.

The gross par (principal amount) originated by our financial guaranty segment for the periods indicated were as follows (in millions):

	Three Months Ended March 31
Type	2008	2007
Public finance:
General obligation and other tax supported	$669	$1,675
Water/sewer/electric gas and investor-owned utilities	294	491
Healthcare and long-term care	183	370
Airports/transportation	327	430
Education	25	109
Other municipal	526	71
Housing	10	1

Total public finance	2,034	3,147

Structured finance:
Collateralized debt obligations	139	10,621
Asset-backed obligations	220	511
Other structured	165	109

Total structured finance	524	11,241

Total	$2,558	$14,388

The net par originated and outstanding does not differ materially from the gross par originated and outstanding at March 31, 2008 and 2007 because we do not cede a material amount of business to reinsurers. The gross par originated includes both direct and assumed reinsurance business. Information regarding gross par originated for our assumed reinsurance business lagged by one quarter in periods prior to December 2007. Effective January 2008, this information is now reported on a one month lag (or one quarter lag prior to 2008). The reinsurance gross premiums written for any given period are on a one month lag and therefore, exclude those gross premiums written from the last month of that period and include those gross premiums written from the last month of the immediately preceding period. Therefore, the gross par originated in 2007 for this business does not precisely correspond to the premiums written in the period presented. The significant decrease in gross par originated on CDOs was a result of our decision in March 2008 to discontinue writing insurance on CDOs.

The following schedule depicts the expected earned premiums for the existing financial guaranty portfolio, assuming no advance refundings, as of March 31, 2008. Expected earnings will differ from contractual earnings because borrowers have the right to call or prepay financial guaranty obligations. Unearned insurance premium amounts are net of prepaid reinsurance.

(In millions)	Ending Net Unearned Premiums	Unearned Premium Amortization	Future Installments	Total Premium Earnings
2008	$651.4	$57.2	$20.8	$78.0
2009	594.3	57.1	33.2	90.3
2010	541.6	52.7	24.6	77.3
2011	492.5	49.1	18.2	67.3
2012	446.4	46.1	17.0	63.1

	446.4
2008 – 2012	446.4	262.2	113.8	376.0
2013 – 2017	257.0	189.4	66.8	256.2
2018 – 2022	127.3	129.7	42.7	172.4
2023 – 2027	48.5	78.8	32.4	111.2
After 2027	—	48.5	56.4	104.9

Total	$—	$708.6	$312.1	$1,020.7

The following table shows the breakdown of claims paid and incurred losses for our financial guaranty segment for the periods indicated:

	Three Months Ended March 31
(In thousands)	2008		2007
Claims Paid:
Trade credit reinsurance	$586		$2,646
Other	101,456	(1)	(69)
Conseco Finance Corp.	2,068		3,108

	$104,110		$5,685

Incurred Losses:
Trade credit reinsurance	$(1,655)		$(3,136)
Other	13,358		(2,676)

Total	$11,703		$(5,812)

(1)	Includes a $100.0 million claim payment on one CDO of ABS that was fully reserved for in 2007.

The following table shows the breakdown of the reserve for losses and loss adjustment expenses for our financial guaranty segment at the end of each period indicated:

(In thousands)	March 31 2008	December 31 2007	March 31 2007
Financial Guaranty:
Case reserves	$31,867	$33,317	$42,018
Allocated non-specific	47,882	141,270	23,500
Unallocated non-specific	53,961	49,195	60,655

Trade Credit Reinsurance and Other:
Case reserves	15,646	16,000	21,859
Incurred But Not Reported (“IBNR”)	11,603	13,522	27,739

Total	$160,959	$253,304	$175,771

The allocated non-specific reserve at March 31, 2008, relates to 21 credits with a total par outstanding of $423.7 million. The allocated non-specific reserve at March 31, 2007, relates to four credits with a total par outstanding of $46.6 million.

The following table shows the distribution of our $46.7 billion of CDO net par outstanding by type of exposure, by percentage of our total CDO net par outstanding and by percentage of financial guaranty’s total net par outstanding as of March 31, 2008:

Type of CDO	Amount	Percentage of CDO Net Par Outstanding	Percentage of Total Net Par Outstanding
	(in billions)
Corporate:
Synthetic Corporate	$38.6	82.7%	33.1%

Total corporate	38.6	82.7	33.1

Non-corporate:
Trust Preferred (Including second to pay)	2.5	5.3	2.1
Assumed	1.9	4.1	1.6
CDO of Commercial Mortgage-Backed Securities (“CMBS”)	1.8	3.9	1.5
Collateralized Loan Obligation (“CLO”) (including Second to Pay)	0.8	1.7	0.7
CDO of ABS	0.6	1.3	0.5
Multi-Sector	0.3	0.6	0.3
Second to Pay (Corporate CDO)	0.2	0.4	0.2

Total non-corporate	8.1	17.3	6.9

Total CDOs	$46.7	100.0%	40.0%

The following table shows the distribution of our $4.4 billion of net par outstanding on ABS obligations by type of exposure, by percentage of our total ABS obligation net par outstanding and by percentage of financial guaranty’s total net par outstanding as of March 31, 2008:

Type of Asset-Backed Security	Amount	Percentage of ABS Net Par Outstanding	Percentage of Total Net Par Outstanding
	(in billions)
Consumer Assets	$1.4	31.8%	1.2%
Commercial and other	1.4	31.8	1.2
RMBS	1.6	36.4	1.4

Total ABS	$4.4	100.0%	3.8%

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

Non-CDO RMBS Exposure.    At March 31, 2008, our insured financial guaranty portfolio included approximately $1.6 billion of net par outstanding related to Non-CDO RMBS. Our exposure to Non-CDO RMBS is spread among 286 transactions and represents 1.4% of financial guaranty’s total net par outstanding as of March 31, 2008.

A portion of our Non-CDO RMBS exposure is subprime RMBS exposure, which is spread among 147 transactions with the largest individual exposure being $46.0 million. 66.7% of our financial guaranty Non-CDO subprime RMBS exposure has been assumed as reinsurance, while 33.3% has been insured directly, with no new Non-CDO subprime RMBS having been written directly since 2004.

The following table provides additional information regarding our Non-CDO RMBS exposure as of March 31, 2008:

Financial Guaranty Non-CDO RMBS Exposure

($ in millions)

	Total Net Par Outstanding	Net Par Outstanding		% of Non- CDO RMBS Portfolio	2006/2007 Vintage %	% of Net Par Outstanding by Rating
		Direct	Assumed (1)			AAA *	AA *	A *	BBB *	BIG(2)*
Subprime	$418	$139	$279	36.2	10.4/31.6	19.0	0.8	11.4	8.8	59.9
Prime	287	124	163	24.9	6.9/32.9	70.3	8.1	3.7	15.8	2.0
Alt-A	413	76	337	35.8	25.9/32.6	74.5	3.5	3.2	7.2	11.5
Second to Pay	36	0	36	3.1	0.0/96.6	100.0	0.0	0.0	0.0	0.0

Total Non-CDO RMBS	$1,154	$339	$815	100.0	14.7/34.2	54.2	3.6	6.2	9.7	26.3

*	Ratings are based on our internal ratings estimate for these transactions.
(1)	As of March 31, 2008, we had approximately $212 million of exposure to home equity lines of credit (including $49 million to subprime and $75 million to Alt-A), all of which was assumed from our primary financial guaranty reinsurance customers.
(2)	Below investment grade.

We have no direct financial guaranty exposure to Non-CDO RMBS tranches that were downgraded or placed on negative watch by Moody’s Investor Service (“Moody’s”) or S&P during their rating actions on RMBS transactions between July 2007 and April 2008.

CDO Subprime RMBS Exposure.    We have subprime RMBS exposure through two directly-insured CDOs of ABS with an aggregate net par outstanding of $648.6 million (or 0.6% of financial guaranty’s total net par outstanding as of March 31, 2008). These transactions, with net par outstanding of $498.6 million and $150 million, respectively, were originally rated AAA/Aaa by S&P and Moody’s, respectively. The $498.6 million CDO of ABS was downgraded by S&P on March 18, 2008 to AA- and by Moody’s on April 24, 2008 to Aa3. We assigned a lower internal rating to this credit in April 2008, and we continue to closely monitor its performance. The $150 million CDO of ABS remains rated AAA/Aaa by S&P and Moody’s, respectively.

Moody’s and S&P took multiple rating actions that affected RMBS and CDOs of asset backed securities between July 2007 and April 2008. As of March 31, 2008, 27 RMBS credits and 14 CDOs of ABS credits representing $213.9 million (or 34.4%) of the $621.0 million collateral pool underlying our $498.6 million CDO of ABS transaction had been downgraded. The total subordination in this transaction equals $125.9 million. No collateral has been downgraded or is on negative watch or review for possible downgrade in the transaction with $150.0 million exposure. The following table provides additional information regarding these two transactions:

	Collateral Pool							Subordination		% of Collateral (Detachment Point)
Net Par Outstanding	RMBS (1)	CMBS	CDO of ABS	CDO of CDO	Other		Total	Amount	% of Collateral (Attachment Point)
($ in millions)								($ in millions)
$ 150.0	64.8%	0.0%	0.0%	0.0%	35.2	%(2)	100.0%	$78.0	13.0%	38.0%
$ 498.6	65.2%	13.6%	12.7%	3.7%	4.8%		100.0%	$125.9	20.2%	100.0%

(1)	Of the RMBS collateral included in the $150.0 million and $498.6 million transactions, approximately 15.8% and 42.3% of this collateral, respectively, represents subprime RMBS.
(2)	Includes 25.2% other ABS collateral.

CDO CMBS Exposure. We have approximately $1.8 billion in exposure to CMBS through four synthetic insured CDOs. These four CDOs, each of which is currently rated AAA by both Moody’s and S&P, contain 127 triple-A rated CMBS tranches (the “CMBS Obligations”) that were issued as part of 88 securitizations (the “CMBS Securitizations”).

The following table provides additional information regarding our CMBS exposure as of March 31, 2008:

Financial Guaranty CDO CMBS Exposure

Total Size Of CDO	Number of Obligations In CDO	Average Size of Obligation In CDO	Average Subordination of Obligation	Total Delinquencies (Average of Securitizations)	Radian Outstanding Exposure
$1.5 billion	30	$50 million	14%	0.58%	$353 million
$1.0 billion	40	$25 million	13%	0.48%	$430 million
$2.4 billion	30	$80 million	20%	0.38%	$599 million
$1.9 billion	27	$72 million	31%	0.42%	$450 million

The loan collateral pool supporting the CMBS Obligations consists of 15,000 loans with a balance of approximately $200 billion. The underlying loan collateral is well diversified both geographically and by property type.

Results of Operations—Financial Services

Our financial services segment has been significantly affected by the on-going disruption in the housing and mortgage credit markets during 2007 which has continued into 2008. The rapid decline in the subprime mortgage market during July 2007 was largely responsible for the impairment of our total interest in C-BASS in 2007. Our financial services segment had net income for the first quarter of 2008 of $6.6 million, compared to net income of $10.9 million for the first quarter 2007. Equity in net income of affiliates was $12.5 million for the first quarter 2008, compared to equity in net income of affiliates of $22.8 million for the first quarter of 2007. Sherman accounted for $12.5 million of the total equity in net income of affiliates for the first quarter of 2008, compared to $29.6 million in the first quarter of 2007. The first quarter 2008 amount was impacted by the sale during the third quarter of 2007 of a portion of our interest in Sherman. We did not record any equity in net income of C-BASS for the first quarter 2008, compared to $6.8 million of net loss in the first quarter of 2007.

Off-Balance Sheet Arrangements

There have been no material changes to the information presented in our Annual Report on Form 10-K for the year ended December 31, 2007, except as follows:

At March 31, 2008, there were 12 NIMS trusts requiring consolidation in our condensed consolidated balance sheets. The amount included in other assets and variable interest entity debt related to these trusts was $16.5 million and $100.2 million, respectively. The consolidated NIMS assets are treated as derivatives in accordance with SFAS No. 133, and recorded at fair value. The consolidated NIMS VIE debt is recorded at fair value as allowed and elected by us, in accordance with the provisions of SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). There are certain control provisions in our guarantee contracts, which are outside of our control, which give us the ability to call the NIMS. Because of these circumstances, the VIE would not be exempt from consolidation considerations under FIN No. 46R “Consolidation of Variable Interest Entities”(“FIN No. 46R”).

Contractual Obligations and Commitments

There have been no material changes outside the ordinary course of our business in the contractual obligations specified in our Annual Report on Form 10-K for the year ended December 31, 2007, except as follows:

We have a $400 million revolving credit facility, from which we have drawn down $200 million in principal amount. On April 30, 2008, we entered into an amendment to the credit facility, which will become effective following satisfaction of certain limited closing conditions. The amendment, upon effectiveness, will modify the credit agreement and related loan documents, among other things, by (a) reducing the commitment size from $400 million to $250 million (with further reductions to a minimum of $150 million to take place if certain repayment events occur), (b) increasing the pricing under the credit agreement, (c) eliminating the ratings covenant contained in Section 6.10 of the credit agreement, and (d) securing the credit agreement with a security interest in certain collateral.

The security interest would be affected primarily through a lien in favor of the lenders to the facility in (i) our ownership interests in certain of our first-tier subsidiaries and (ii) substantially all our other personal property. In addition, we would grant a lien in our ownership interest in Radian Guaranty in favor of the lenders to the facility and the holders of the securities issued under our public indentures.

Under the amended credit agreement, we and our material subsidiaries will be subject to a number of other business and financial covenants and events of default, including without limitation, maintaining at all times a Consolidated Net Worth (as defined in the amended credit agreement) of not less than $1,750,000,000, plus an amount equal to 75% of the net proceeds of any equity issuance following the effective date of the amendment, subject to certain limited qualifications. The credit agreement, as modified by the amendment, would upon effectiveness, contain limitations on indebtedness, liens, mergers, consolidations, liquidations and sales, payment of dividends, investments, loans and advances and optional payments and modifications of subordinated and other debt instruments.

Modifications by the amendment of certain events of default under the credit agreement include (a) the reduction of certain grace periods applicable to existing events of default, (b) the addition of a new event of default in the case of a default under any one or more of the security documents to be executed in connection with the amendment), (c) a cross-default to other indebtedness, and (d) the occurrence of certain events with respect to any of our material insurance subsidiaries.

On April 9, 2008, we entered into a Limited Conditional Waiver Agreement, in which the lenders to our credit agreement agreed to waive for a limited period of time the ratings covenant contained in Section 6.10 of the credit agreement. The temporary suspension of the rating covenant under the Waiver Agreement will end on the earliest to occur of: (i) effectiveness of the amendment referenced above, (ii) any event of default (other than one occurring as a result of the ratings covenant) under the credit agreement or (iii) May 15, 2008. We may not borrow any additional amounts under the credit agreement while the Waiver Agreement is in place. Under the Waiver Agreement, we must pay increased interest on amounts borrowed and pay an increased facility fee.

Liquidity and Capital Resources

We act mainly as a holding company for our insurance subsidiaries and do not have any significant operations of our own. Dividends from our subsidiaries, which in the past have included amounts received from our affiliates (C-BASS and Sherman), and permitted payments to us under our tax- and expense-sharing arrangements with our subsidiaries, are our principal sources of cash to pay stockholder dividends and to meet our obligations. These obligations include our operating expenses, taxes and interest and principal payments on our long-term debt and other borrowings. The payment of dividends and other distributions to us by our insurance subsidiaries is limited by insurance laws and regulations. In general, dividends in excess of prescribed limits are deemed “extraordinary” and require insurance regulatory approval. In addition, although we have expense-sharing arrangements in place with our principal operating subsidiaries that require those subsidiaries to pay their share of holding company-level expenses, including interest expense on long-term debt and other borrowings, these expense-sharing arrangements may be changed at any time by the applicable state insurance departments. Our insurance subsidiaries’ ability to pay dividends to us, and our ability to pay dividends to our stockholders, is subject to various conditions imposed by the rating agencies for us to maintain our ratings. If the cash we receive from our subsidiaries pursuant to tax- and expense-sharing arrangements is insufficient for us to fund our obligations, we may be required to seek additional capital by incurring additional debt, by issuing additional equity or by selling assets, which we may be unable to do on favorable terms, if at all.

During the first quarter of 2008, we contributed $19.7 million of capital to Amerin Guaranty and $5.8 million to Enhance Financial Services Group (“EFSG”). During the third quarter of 2007, we sold a portion of our interest in Sherman for approximately $278 million in cash, which helped our capital and liquidity position in our mortgage insurance business. In December 2007, Radian Guaranty contributed its remaining ownership interest in Sherman, which had a carrying value of $104 million, to Radian Group. Our insurance subsidiaries may be limited in the amount that they may pay in dividends to us during the next 12 months without first obtaining insurance department approval. Our insurance subsidiaries are permitted to allocate capital resources within certain insurance department and rating agency guidelines, by making direct investments.

C-BASS did not pay dividends to us during 2008 or 2007. We do not expect to receive any future dividends from C-BASS. Sherman paid $51.5 million of dividends to us during the quarter ended March 31, 2007, and did not pay any dividends to us during the first quarter of 2008. In the fourth quarter 2007, we received regulatory approval for Sherman to be owned by us rather than Radian Guaranty. Therefore, any future dividends from Sherman would be received at the parent company.

We intend, subject to market conditions and other factors, to raise a significant amount of additional capital in the near term, primarily through the issuance of equity, which we would use to repay amounts drawn on our credit facility and to provide additional capital to Radian Guaranty. We believe additional funding is necessary so that we may pay down the outstanding bank debt and have sufficient capital to continue to write new business on favorable terms, while maintaining appropriate risk to capital levels. Additional capital is also an important component of our plan to regain our AA status with S&P over a time period that is acceptable to us, as well as to the GSEs and our lender counterparties. In addition to the issuance of equity or other securities, we are actively considering strategic alternatives involving Radian Asset Assurance. The ultimate goal of any strategic alternative involving Radian Asset Assurance will be to preserve the existing and future value of Radian Asset Assurance, while also providing us with necessary capital. There can be no assurance that we will be successful in raising additional capital on favorable terms, if at all.

Short-Term Liquidity Needs

Our liquidity needs over the next 12 months include funds for the payment of dividends on our common stock, debt service payments on our outstanding long-term debt and borrowings under our credit facility, claim payments on our insured obligations and operating expenses. We expect to fund these requirements with amounts received under our expense-sharing arrangements or as dividends from our insurance operating subsidiaries, subject to regulatory requirements, which may include dividends from working capital, all of which we expect to be sufficient to make such payments for at least the next 12 months. In addition, upon the satisfaction of all applicable closing conditions, we also would have the ability to borrow an additional $50 million under our credit facility. If necessary, we also may seek to sell all or a portion of our remaining interest in Sherman, subject to the existing option with Sherman’s management, although we cannot be certain that we would be able to sell our interest in Sherman on favorable terms, if at all.

Based on our current intention to pay quarterly common stock dividends of $0.02 per share and assuming that our common stock outstanding remains constant at 80,460,406 shares at March 31, 2008, we would require approximately $4.8 million to pay our quarterly dividends for the remainder of 2008. We will also require approximately $53.5 million annually to pay the debt service on our outstanding long-term debt and other borrowings, including the $200 million that we have drawn down from our existing credit facility.

Our sources of working capital consist mostly of premiums written by our insurance operating subsidiaries and investment income at both the parent company and operating subsidiary levels. Working capital is applied mainly to the payment of our insurance operating subsidiaries’ claims and operating expenses. Cash flows used by operating activities for the three months ended March 31, 2008, were $62.0 million, compared to $204.2 million of cash flows provided by operating activities for the three months ended March 31, 2007.

Claim payment obligations and operating expenses are expected to exceed the operating cash flows generated by our mortgage insurance subsidiaries in 2008 and 2009. However, we believe that the operating cash flows generated by each of our mortgage insurance subsidiaries will provide those subsidiaries with a substantial portion of the funds necessary to satisfy their claim payments and operating expenses during these years. We believe that the operating cash flows generated by our financial guaranty insurance subsidiaries will provide those subsidiaries with sufficient funds to satisfy their claim payment obligations and operating expenses for at least the next 12 months. If necessary, we believe that we have the ability to fund any operating cash flow shortfall from sales of our trading securities portfolio maintained at the operating company and from maturing investments. At March 31, 2008, the parent company had cash and liquid investment securities of $116.0 million. In the event that we are unable to fund excess claim payments and operating expenses through the sale of these investments and from maturing investments, we may be required to incur unanticipated capital losses or delays in connection with the sale of less liquid securities held by us.

Long-Term Liquidity Needs

Our most significant need for liquidity beyond the next twelve months is the repayment of the principal amount of our outstanding long-term debt and other borrowings, a portion of which is due in 2011. We expect to meet our long-term liquidity needs using excess working capital, the maturity of fixed-income securities, and if necessary, the sales of investments, or through the private or public issuance of debt or equity securities. The current turmoil in the mortgage market has created a situation where we would likely not be able to refinance our long-term debt on favorable terms if it were due currently. We expect that the market cycle will improve by 2011, but cannot be certain this will happen.

Reconciliation of Net Income to Cash Flows from Operations

The following table reconciles net income to cash flows from operations for the three months ended March 31, 2008 and 2007 (in thousands):

	March 31 2008	March 31 2007
Net income	$195,638	$113,467
Increase in reserves	302,922	9,585
Increase in second-lien premium deficiency reserves	18,090	—
Deferred tax provision	54,882	14,800
(Decrease) increase in unearned premiums	(20,121)	27,842
Increase in deferred policy acquisition costs	(4,435)	(3,825)
Early termination receipts (1)	—	11,228
Equity in earnings of affiliates	(12,526)	(22,772)
Distributions from affiliates (1)	—	51,512
Purchases of trading securities (1)	(394,165)	(8,012)
Gains on sales and change in fair value of derivatives	(652,925)	(27,534)
Decrease in prepaid federal income taxes (1)	257,143	20,500
Other	193,466	17,396

Cash flows (used in) provided by operating activities	$(62,031)	$204,187

(1)	Cash item.

Cash flows from operations for the first quarter of 2008 decreased from the comparable period of 2007. This decrease was mainly due to an increase in claims paid, purchases of trading securities and lower distributions from affiliates. We expect that net income will be less than cash flows from operations during the next 12 months.

Stockholders’ Equity

Stockholders’ equity was $2.9 billion at March 31, 2008, compared to $2.7 billion at December 31, 2007. The approximate $0.2 billion increase in stockholders’ equity resulted from net income of $195.6 million, offset by dividends paid of $1.6 million.

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

In the mortgage insurance segment, reserves for losses generally are not established until we are notified that a borrower has missed two consecutive payments. We also establish reserves for associated loss adjustment expenses (“LAE”), consisting of the estimated cost of the claims administration process, including legal and other fees and expenses associated with administering the claims process. We follow the accounting guidance in SFAS No. 60 relating to the reserve for losses on our mortgage insurance contracts (excluding financial guaranty contracts). We maintain an extensive database of claim payment history and use models, based on a variety of loan characteristics, including the status of the loan as reported by its servicer, and macroeconomic factors such as regional economic conditions that involve significant variability over time, as well as more static factors such as the estimated foreclosure period in the area where the default exists, to help determine the likelihood that a default will result in a claim (referred to as the “claim rate”), the amount that we will pay if a default becomes a claim (referred to as “claim severity”) and based on these estimates, the appropriate loss reserve at any point in time.

With respect to delinquent loans that are in an early stage of delinquency, considerable judgment is exercised as to the adequacy of reserve levels. Adjustments in estimates for delinquent loans in the early stage of delinquency are more volatile in nature than for loans that are in the later stage of delinquency, which generally require a larger reserve. As the delinquency proceeds toward foreclosure, there is more certainty around these estimates as a result of the aged status of the delinquent loan, and adjustments are made to loss reserves to reflect this updated information. If a default cures, (historically, a large percentage of defaulted loans have cured before going to claim, although this rate has fallen significantly in the current deteriorating housing environment) the reserve for that loan is removed from the reserve for losses and LAE. This curing process causes an appearance of a reduction in reserves from prior years if the reduction in reserves from cures is greater than the additional reserves for those loans that are nearing foreclosure or have become claims. In the mortgage insurance segment, we do not generally reserve for defaults that we believe to have occurred but that have not been reported to us on a timely basis by lending institutions or for loans that we believe have cured but that have not been reported to us on a timely basis. We believe this number would not be material. All estimates are continually reviewed and adjustments are made as they become necessary.

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

Our model differentiates between prime and other products and takes into account the different loss development patterns and borrower behavior that is inherent in these products, whether we are in a first- or second-loss position and whether there are deductibles on the loan. We use actuarial projection methodologies to produce a reserve point for each product based on historical factors such as ultimate claim rates and claim severity.

The following table shows the mortgage insurance range of loss and LAE reserves, as determined by our actuaries, and recorded reserves for losses and LAE, as of March 31, 2008 and December 31, 2007:

	As of March 31, 2008			As of December 31, 2007
Loss and LAE Reserves (in millions)	Low	High	Recorded	Low	High	Recorded
Mortgage Insurance Operations	$1,605.9	$1,876.6	$1,741.2	$1,239.7	$1,451.3	$1,345.5

Reserves for our mortgage insurance business are set at our modeled output for loss and LAE reserves. In light of the regular adjustments made to the underlying assumptions in our model as discussed above, we believe the amount generated by our model at March 31, 2008 best represents the most accurate estimate of our future losses and LAE. We believe the high and low amounts highlighted in the table above represent a reasonable estimate of the range of possible outcomes around our recorded reserve point for the period indicated.

We considered the sensitivity on loss reserve estimates at March 31, 2008, by assessing the potential changes resulting from a hypothetical parallel shift in severity and claim rate. For example, assuming all other factors remain constant, for every 1% change in claim severity or claim rate, we estimated a $15.5 million change in our loss reserves at March 31, 2008.

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

-	At March 31, 2008, we had case reserves and LAE reserves on financial guaranty policies of $31.9 million. Of this amount, $20.5 million was attributable to a single manufactured housing transaction originated and serviced by Conseco Finance Corp. that was fully reserved for in 2003. We have a high degree of certainty that we will suffer losses with respect to this insured obligation equal to the amount reserved, which equals the total amount of the remaining insured obligation. The case and LAE reserves also include $10.2 million attributable to 23 reinsured obligations on which our total par outstanding is $49.1 million. These reserves are established based on amounts conveyed to us by the ceding companies and, to the extent sufficient information is available to us, confirmed by us. We do not have any reasonable expectation that the ultimate losses will deviate materially from the amount reserved. The remaining $1.2 million represents LAE reserves attributable to five insured obligations, partially offset by salvage recoveries on four other insured obligations.

-	At March 31, 2008, 21 credits were included in our allocated non-specific reserves of $47.9 million. We expect that we will suffer losses with respect to these insured obligations approximately equal to the amount reserved of $47.9 million. These credits have a gross par amount of $423.7 million.

•

Our unallocated non-specific reserves are established over time by applying expected default factors to the premiums earned during each reporting period. The expected lifetime losses for each credit are determined by multiplying the expected frequency of losses on that credit by the expected severity of losses on that credit and multiplying this number, the loss factor, by that credit’s outstanding par amount. The expected frequency and severity of losses for each credit is generated from three sources— two that are published by major rating agencies and one that is generated by a proprietary internal model—based on the product class, published rating and term to maturity for each credit. We set the expected lifetime losses for each credit at a point in the range between the highest and lowest expected lifetime loss factors generated by the rating agency and internally-generated models. The default rates published by rating agencies tend to be very low because we mostly insure investment-grade obligations that, historically, have a very low probability of default. Although the default rate is low, the amount of losses upon default can be very high because we tend to insure large financial obligations. Because of the low incidence of losses on financial guaranty obligations, it is also very difficult to estimate the timing of losses on our insured obligations for which we have not yet established a case reserve or allocated non-specific reserve. The default factors for the three months ended March 31, 2008 and 2007 approximated 10% of earned premiums on public finance credits and 15% of earned premiums on structured finance credits.

•

Our unallocated non-specific loss reserve at March 31, 2008, was $53.9 million. The range between the unallocated non-specific reserves that would have resulted from applying the highest and lowest default factors generated by any of the three models was approximately $26 million to $77 million, which we believe provides a reasonably likely range of expected losses.

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

On April 18, 2007, the Financial Accounting Standards Board (“FASB”) issued an exposure draft, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60” (“Exposure Draft”). The Exposure Draft clarifies how SFAS No. 60 applies to financial guaranty insurance contracts and provides guidance with respect to the timing of claim liability recognition, premium recognition and the related amortization of deferred policy acquisition costs, specifically for financial guaranty contracts issued by insurance companies that are not accounted for as derivative contracts under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). The goal of the proposed statement is to reduce diversity in accounting by financial guaranty insurers, thereby enabling users to better understand and more readily compare insurers’ financial statements. Final guidance from the FASB regarding accounting for financial guaranty insurance is expected to be issued in 2008. If the Exposure Draft is issued as proposed, the effect on the condensed consolidated financial statements, particularly with respect to revenue recognition and claims liability, could be material.

Fair Value of Financial Instruments

We adopted SFAS No. 157 effective January 1, 2008 with respect to financial assets and liabilities measured at fair value. SFAS No. 157 (i) defines fair value, (ii) establishes a framework for measuring fair value in GAAP and (iii) expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for all financial statements issued for fiscal years beginning after November 15, 2007 on a prospective basis in earnings. There was no cumulative impact on retained earnings as a result of the adoption. In accordance with FASB Staff Position (“FSP”) SFAS No. 157-2, we have elected to defer the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities until January 1, 2009.

We define fair value as the current amount that would be exchanged to sell an asset or transfer a liability, other than in a forced liquidation. SFAS No. 157 requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as pricing model) and or the risks inherent in the inputs to the model.

In accordance with SFAS No. 157, when valuing fair value measurements in a liability position we are required to incorporate into the fair value an adjustment that reflects our own non-performance risk. In the event that our investments or derivative contracts were sold or transferred in a forced liquidation, the fair values received or paid would be materially different than those determined in accordance with SFAS No. 157. As our credit spread widens, the fair value of our liabilities decreases. Our credit spread has widened by 1,058 basis points to 1,095 basis points from January 1, 2007 to March 31, 2008.

As required by SFAS No. 157, we established a fair value hierarchy by prioritizing the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level I measurements) and the lowest priority to unobservable inputs (Level III measurements). The three levels of the fair value hierarchy under SFAS No. 157 are described below:

Level I– Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level II– Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly;

Level III– Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At March 31, 2008, our total Level III assets approximated 4% of total assets measured at fair value and total Level III liabilities accounted for 100% of total liabilities measured at fair value. In the first quarter of 2008, credit spreads on underlying collateral, both corporate credit spreads and asset-backed spreads, widened significantly during the quarter, which resulted in large unrealized losses on these positions. Offsetting these losses, due to the incorporation of our non-performance risk into our fair value measurements as required by SFAS No. 157, the fair value of our liabilities was reduced by approximately $2.1 billion, in the aggregate. The largest component of this reduction in value related to the valuation of our Corporate CDOs. The credit protection we offer on Corporate CDOs is generally senior investment grade debt, which carries a weighted average spread of approximately 88 basis points. Based on the March 31, 2008 parent company CDS spread of 1,095 basis points, the market valuation of our credit protection of these highly rated underlying tranches is minimal at March 31, 2008, resulting in a very low fair premium amount.

At March 31, 2008, we also consolidated certain NIMS transactions for which we reversed an $83.7 million NIMS credit derivative liability and recorded VIE debt of $100.2 million and NIMS derivative assets of $16.5 million. During the first quarter of 2008, we transferred some of our hybrid securities from Level III to Level II due to the fact that at the time the securities were purchased there was no active market or observable inputs. At March 31, 2008, these securities were more frequently traded, which provided observable inputs for our valuation. Realized and unrealized gains and losses on other investments included in Level III are generally recorded in net gains (losses) on securities; changes in fair value of certain RMBS securities included in other investments were reflected in change in fair derivative instruments. Realized and unrealized gains and losses on our Level III derivative assets and liabilities are recorded in change in fair value of derivative instruments.

The fair value of our financial instruments is determined from market pricing when available; otherwise, fair value is based on estimates using present value or other valuation methodologies. Liability amounts include adjustments related to our own non-performance risk. Considerable judgment is required to interpret available market data to develop the estimates of fair value. Where market pricing is not available, fair value estimates are reconciled or calibrated to market-based information, if available to us. These estimates result in a fair value estimate of the amount that would be exchanged to transfer the liability to a hypothetical third party with a similar credit rating. The estimates presented herein are not necessarily indicative of the amount we could actually realize in a current market exchange. The use of different market assumptions or estimation methodologies may have a material effect on our estimated fair value amounts. Also, changes in our credit spreads over time will have a material effect on our liability fair values. Following is a description of our valuation methodologies for financial assets and liabilities measured at fair value.

Investments

U.S. Government and agency securities—The fair value of U.S government and agency securities is estimated using observed market transactions, including broker-dealer quotes and actual trade activity as a basis for valuation. U.S government and agency securities are categorized in Level II of the fair value hierarchy.

Municipal and state securities—The fair value of municipal and state securities is estimated using recently executed transactions, market price quotations and pricing models that factor in, where applicable, interest rate yield curves and credit spreads for similar bonds. These securities are categorized in Level II of the fair value hierarchy.

Money market instruments—The fair value of money market instruments is based on daily prices which are published and available to all potential investors. These securities are categorized in Level I of the fair value hierarchy.

Corporate bonds—The fair value of corporate bonds is estimated using recently executed transactions and market quotes. In addition, a spread model is used to incorporate early redemption features, when applicable. These securities are generally categorized in Level II of the fair value hierarchy.

Asset-Backed Securities (“ABS”), Commercial Mortgage-Backed Securities (“CMBS”) and Collateralized Mortgage Obligations (“CMOs”)—The fair value of ABS, CMBS and CMOs is estimated based on prices of comparable securities and spreads obtained from dealers and observable prepayment speeds. These securities are generally categorized in Level II of the fair value hierarchy.

Foreign government securities—The fair value of foreign government securities is estimated using observed market yields used to create a maturity curve and observed credit spreads from market makers and broker dealers. These securities are categorized in Level II of the fair value hierarchy.

Hybrid securities—These instruments are convertible securities measured at fair value based on observed trading activity and daily quotes. In addition, on a daily basis, dealer quotes are marked against the current price of corresponding underlying stock. These securities are categorized in Level II of the fair value hierarchy. For certain securities, the underlying security price may be adjusted to account for observable changes in the conversion and investment value from the time the quote was obtained. Such securities are categorized in Level III of the fair value hierarchy.

Equity securities—The fair value of these securities is generally estimated using observable market data and bid prices from market makers and broker dealers. Generally, these securities are categorized in Level I of the fair value hierarchy as observable market data is available on these securities and are frequently traded. Other securities that are not as liquid are categorized as Level II of the fair value hierarchy.

Other investments—The fair value of these securities is generally estimated by discounting estimated future cash flows. Also included in this category are RMBS bonds valued using internally-generated models. These securities are categorized in Level III of the fair value hierarchy.

Derivative Assets and Liabilities

We determine the fair value of our derivative assets and liabilities using internally-generated models. We reconcile or calibrate key inputs to market-based information, when available. Beginning in the first quarter of 2008, in accordance with SFAS No. 157, we made an adjustment to our derivative liabilities valuation methodology to account for our own non-performance risk by incorporating the observable credit default swap spread of the parent company into the determination of fair value of our credit derivatives. Our five-year credit default spread widened by approximately 1,050 basis points from January 1, 2007 to March 31, 2008. Considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates are not necessarily indicative of amounts we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a significant effect on the estimated fair value amounts.

Put Options on CPS—The fair value of our put options on CPS is estimated based on a spread difference between the maximum rate on the underlying CPS securities and the estimated market rate of the perpetual security. This amount is discounted using a rate that incorporates our CDS spread. The put options on CPS are categorized in Level III of the fair value hierarchy.

NIMS credit derivatives and NIMS variable interest entities (“VIE”) derivative assets—NIMS credit derivatives are financial guarantees we have issued on NIMS which we are required to account for as derivatives. NIMS VIE derivative assets represent derivative assets in the NIMS trusts that we are required to consolidate in accordance with FIN No. 46R. The gains and losses on these financial instruments are derived from internally-generated models. We use market-based roll rates and internally-developed loss assumptions to estimate losses in each securitization underlying either the NIMS credit derivatives or the NIMS VIE derivative assets. We then project prepayment speeds on the underlying collateral in each securitization, incorporating actual and historical prepayment experience. The estimated loss and prepayment speeds are used to estimate the cash flows for each underlying securitization and NIMS bond, and ultimately, to produce the projected credit losses for each NIMS bond. In addition to expected credit losses, the fair value for each NIMS credit derivative is approximated by incorporating future expected premiums to be received from the NIMS trust. The projected net losses are discounted using a rate of return that incorporates our own non-performance risk, and based on our current credit default swap spread level, results in a significant reduction of the derivative liability. Because NIMS guarantees are not market-traded instruments, considerable judgment is required in estimating fair value. The use of different assumptions and/or methodologies could have a significant effect on estimated fair values. The NIMS credit derivatives are categorized in Level III of the fair value hierarchy. As a result of having to consolidate several NIMS structures, the derivative assets held by the NIMS VIE are also fair valued using the same internally-generated valuation model. The NIMS VIE derivative assets are also categorized in Level III of the fair value hierarchy.

Corporate CDOs—The estimated fair value of these direct derivative financial guaranty contracts is derived from internally-generated models. Estimated fair value amounts are determined by using market information to the extent available, the most significant of which is the credit default swap index (“CDX”), which is an industry standard credit default swap index. Credit spreads on individual names in our collateral pool are used to derive an equivalent risk tranche on the CDX index. When credit spreads on individual names are not available, the average credit spread of similar companies is used. This observable market information must be combined with unobservable market inputs in order to estimate fair value. These unobservable market inputs are required to consider differences that exist in the collateral underlying our contracts, for example, not having to post collateral for changes in value, and the collateral underlying the standard market index, the structural features of our contracts and our non-performance risk. In order to adjust for our non-performance risk, we accounted for differences between our derivative contracts and similar derivative contracts executed by other primary market participants, the primary difference being the lack of a requirement to post collateral with our counterparties when our contracts are in a liability position. We utilized the parent company’s CDS spread curve, along with other assumptions regarding the correlation of underlying collateral default to our default as of the end of the valuation period, in order to adjust the fair market value to reflect the market’s perception of our non-performance risk. These credit derivatives are categorized in Level III of the fair value hierarchy.

Non-Corporate CDOs—The fair value on non-corporate CDOs include fair value estimates on Trust Preferred securities (“TRUPS”), RMBS CDOs, CMBS CDOs and CDOs backed by other asset classes such as credit card receivables and auto loans. The fair value is estimated using dealer quotes on similarly structured transactions or market indices as inputs when available. In instances where dealer quotes are not available and market indices are not appropriate, we utilize an internal model, similar to those used by reinsurers, to estimate fair value. This model estimates fair values based on a market rate of return that would be required on an internally developed risk-based capital amount. In determining the fair value of RMBS CDOs and CMBS CDOs, we utilize a spread from the ABX, TABX and CMBX indices. The spread utilized is based on the nature of the underlying collateral in each deal. The gains and losses on TRUPS deals are derived from internally-generated models utilizing observable CDS spreads of a group of investment grade and high-yield financial institutions. Because our collateral does not directly track market indices that are available, adjustments to account for differences in term, credit quality and diversification of underlying collateral are made in our internal models. In addition, in accordance with SFAS No. 157, we factored our own non-performance risk related to derivative contracts in a liability position. As noted above, a significant spread widening has a material impact on the estimated fair value of our non-corporate CDOs. These credit derivatives are categorized in Level III of the fair value hierarchy.

Assumed financial guaranty credit derivatives—Asset classes underlying our assumed financial guaranty contracts are comprised of those described above in both corporate and non-corporate CDOs. Fair value estimates are based on a reinsurance exit market and rely on fair value information from ceding insurers, as they are the primary obligors. The fair value methodologies are similar to those described above in determining fair values, including market-based indices, where available.

Mortgage Insurance domestic and international CDS—The fair value of our mortgage insurance CDS is based on quotes obtained from the counterparty. These quotes are validated by internally-developed models using loss assumptions and projections based on the performance of the underlying collateral. We also incorporated an adjustment to account for our non-performance risk. These credit derivatives are categorized in Level III of the fair value hierarchy.

Fair Value Option

In February 2007, the FASB issued SFAS No. 159. SFAS No. 159 permits entities to choose to measure financial instruments and certain other items at fair value. Items eligible for fair value measurement by this statement are (i) recognized financial assets and financial liabilities (with some exceptions), (ii) firm commitments that would otherwise not be recognized at inception and that involve only financial instruments, (iii) nonfinancial insurance contracts and warranties that an insurer can settle by paying a third party to provide those goods or services, and (iv) host financial instruments resulting from separation of an embedded nonfinancial derivative instrument from a nonfinancial hybrid instrument.

We adopted SFAS No. 159 effective January 1, 2008 and elected to measure at fair value the consolidated NIMS VIE debt in the first quarter of 2008 in order to achieve a value that reflects our financial guaranty obligations associated with the NIMS. The face value of our consolidated liability is $149.6 million and includes $36.9 million that has been issued by our consolidated trusts but is not guaranteed by us.

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

All our derivative instruments are recognized in our condensed consolidated balance sheets as either derivative assets or derivative liabilities, depending on the rights or obligations under the contracts. Our credit protection in the form of credit default swaps and certain financial guaranty contracts within both our mortgage insurance and financial guaranty segments and NIMS do not qualify as hedges under SFAS No. 133, so changes in their fair value are included in current earnings in our condensed consolidated statements of operations. Net unrealized gains and losses on credit default swaps and certain other derivative contracts are included in either derivative assets or derivative liabilities on our condensed consolidated balance sheets.

We apply the guidance of SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155), an amendment of SFAS Nos. 133 and 140, that (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and (v) amends SFAS No. 140 to eliminate the exemption from applying the requirements of SFAS No. 133 on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

A summary of our derivative assets and liabilities, as of and for the periods indicated, is as follows:

Balance Sheets (In millions)	March 31 2008	December 31 2007
Derivative assets:
Financial Guaranty credit derivative assets	$138.2	$8.0
NIMS VIE derivative assets	16.5	—
Put options on committed preferred securities (1)	78.0	35.2

Total derivative assets	232.7	43.2

Derivative liabilities:
Financial Guaranty credit derivative liabilities	349.9	785.6
NIMS	232.1	433.9
Mortgage Insurance domestic and international CDS	121.4	86.2

Total derivative liabilities	703.4	1,305.7

Total derivative liabilities, net	$(470.7)	$(1,262.5)

These amounts represent gross unrealized gains and gross unrealized losses on derivative assets and liabilities.

The notional value of our derivative contracts at March 31, 2008 and December 31, 2007, was $59,021 million and $57,707 million, respectively.

The components of the gain (loss) included in change in fair value of derivative instruments are as follows:

	Three Months Ended March 31
Statements of Operations (In millions)	2008	2007
Net premiums earned – derivatives (2)	$25.2	$34.6
Financial Guaranty credit derivative liabilities	580.9	25.1
NIMS	96.5	1.4
Mortgage Insurance domestic and international CDS	(32.3)	(12.7)
Put options on CPS (1)	41.4	—
Other	(3.9)	—

Change in fair value of derivative instruments	$707.8	$48.4

(1)	Prior to the fourth quarter of 2007, this amount was immaterial to the condensed consolidated financial statements.
(2)	In previous periods, net premiums earned on derivatives were reported in premiums earned in our condensed consolidated statements of operations. This reclassification is the result of a financial guaranty industry-wide effort, in consultation with the SEC, to present the results from credit derivative transactions consistently.

The application of SFAS No. 133, as amended, could result in volatility from period to period in gains and losses as reported on our condensed consolidated statements of operations. Generally, these gains and losses result mostly from changes in corporate credit or asset-backed spreads and changes in the creditworthiness of underlying corporate entities or the credit performance of the assets underlying an asset-backed security. Beginning in 2008, as required by the provision of SFAS No. 157, we also incorporated factors to include our own non-performance risk. Any incurred gains or losses on such contracts would be recognized as a change in the fair value of derivative instruments.

We record premiums and origination costs related to credit default swaps and certain other derivative contracts in change in fair value of derivative instruments and policy acquisition costs, respectively, on our condensed consolidated statements of operations. In periods prior to 2008, premiums earned on derivative contracts were included in premiums earned on our condensed consolidated statements of operations. Our classification of these contracts is the same whether we are a direct insurer or we assume these contracts.

Deferred Policy Acquisition Costs

Costs associated with the acquisition of mortgage insurance business, consisting of compensation and other policy issuance and underwriting expenses, are initially deferred and reported as deferred policy acquisition costs. Amortization of these costs for each underwriting year book of business is charged against revenue in proportion to estimated gross profits over the estimated life of the policies. This includes accruing interest on the unamortized balance of deferred policy acquisition costs. Estimates of expected gross profit including persistency and loss development assumptions for each underwriting year used as a basis for amortization are evaluated regularly, and the total amortization recorded to date is adjusted by a charge or credit to our condensed consolidated statements of operations if actual experience or other evidence suggests that earlier estimates should be revised. Considerable judgment is used in evaluating these factors when updating the assumptions. The use of different assumptions would have a significant effect on the amortization of deferred policy acquisition costs.

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

Reserves for Premium Deficiency

In the third quarter of 2007, we initially established a reserve for premium deficiency on our second-lien business. In accordance with SFAS No. 60, our second-lien business is considered to be a separate product due to the fact that the business is managed separately, priced differently from our traditional products and the customer base is different from that of our traditional products. SFAS No. 60 requires a premium deficiency reserve if the net present value of the expected future losses and expenses exceeds expected future premiums and existing reserves. We reassess our expectations for premiums and losses and expenses for our second-lien business each quarter and update our premium deficiency accordingly. In the first quarter of 2008, the second-lien deficiency increased by approximately $18.1 million to $213.7 million as a result of changes in estimates of future premiums and losses and differences in actual versus expected amounts of premiums and losses on our second-lien portfolio.

We perform a similar premium deficiency analysis for our first-lien business, in the aggregate, each quarter. As of March 31, 2008, we concluded that no first-lien premium deficiency should be recognized; however if first-lien loss experience in 2008 deteriorates beyond our expectations, this conclusion may change.

Income Taxes

We provide for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). As required under SFAS No. 109, our deferred tax assets and liabilities are recognized under the liability method which recognizes the future tax effect of temporary differences between the amounts recorded in the condensed consolidated financial statements and the tax bases of these amounts. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled.

We adopted FIN No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of SFAS No. 109” (“FIN No. 48”) on January 1, 2007. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

We have taken a position in various jurisdictions that we are not required to remit taxes with regard to the income earned on our investment in certain partnership interests. Although we believe that these tax positions are likely to succeed if adjudicated in a court of last resort, measurement under FIN 48 of the potential amount of liability for state and local taxes and the potential for penalty and interest thereon is performed on a quarterly basis. Over the next twelve months, additional taxable income or taxable losses may be generated from these investments, which would require increases or decreases in our calculations of potential state and local taxes, penalty and interest thereon. An estimate of the taxable income or loss, the character of such income or loss and its impact to the current income taxes payable over the following 12-month period cannot be reasonably made at this time.

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires increased qualitative, quantitative and credit–risk disclosures including: (a) how and why an entity is using a derivative instrument or hedging activity; (b) how the entity is accounting for its derivative instrument and hedged items under SFAS No. 133 and (c) how the instrument affects the entity’s financial position, financial performance and cash flows. SFAS No. 161 also amends SFAS No. 107 to clarify that derivative instruments are subject to SFAS No. 107’s concentration–of–credit–risk disclosures. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Management currently is considering the impact and disclosure requirements that may result from the adoption of SFAS No. 161.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of APB No. 51” (“SFAS No. 160”). The objective of SFAS No. 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in consolidated financial statements by establishing accounting and reporting standards. These standards require that: (i) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; (ii) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of operations; (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; (iv) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value and (v) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Management currently is considering the impact and disclosure requirements that may result from the adoption of SFAS No. 160.

In April 2007, the FASB issued FSP FIN No. 39-1, an amendment of FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts” (“FSP FIN No. 39-1”). FSP FIN No. 39-1 replaces the terms “conditional contracts” and “exchange contracts” with the term “derivative instruments” and permits a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in the statement of financial position. FSP FIN No. 39-1 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. We adopted FSP FIN No. 39-1 in the first quarter of 2008. The implementation of FSP FIN No. 39 did not have a material impact on our condensed consolidated financial statements.

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

We estimate the changes in fair value of our fixed-income securities by projecting an instantaneous increase and decrease in interest rates. The carrying value of our total investment portfolio at March 31, 2008 and December 31, 2007, was $6.6 billion and $6.4 billion, respectively, of which 70.9% and 73.3%, respectively, was invested in fixed maturities. Our analysts estimate the payout pattern of the mortgage insurance loss reserves to determine their duration, which is measured by the weighted average payments expressed in years. At March 31, 2008, the average duration of the fixed-income portfolio was 6.1 years.

The market value and cost of our long-term debt at March 31, 2008 was $509.4 million and $759.2 million, respectively.

Credit Spread Risk

We provide credit protection in the form of credit default swaps and other financial guaranty contracts that are marked to market through earnings under the requirements of SFAS No. 133. With the exception of NIMS, these financial guaranty derivative contracts generally insure obligations with considerable subordination beneath our exposure at the time of issuance. The underlying asset classes of these obligations include corporate, asset-backed, residential mortgage-backed and commercial mortgage-backed securities. With the exception of NIMS and certain domestic mortgage insurance CDS contracts (for which deterioration in value is primarily attributed to credit losses), the value of our financial guaranty derivative contracts were affected predominantly by changes in credit spreads of the underlying obligations’ collateral, in some cases compounded by ratings downgrades of insured obligations. As credit spreads and ratings change, the values of these financial guaranty derivative contracts will change and the resulting gains and losses will be recorded in our net income. In addition, with the adoption of SFAS No. 157, we have incorporated the market’s perception of Radian’s non-performance risk into the market value of our derivative liabilities.

Sensitivity to changes in credit spreads can be estimated by projecting a hypothetical instantaneous shift in credit spread curves. The following table presents the pre-tax change in fair value of our financial guaranty derivatives portfolio as a result of instantaneous shifts in credit spreads as of March 31, 2008. These changes were calculated using the valuation methods described in “Critical Accounting Policies” included herein. Contracts for which the fair value is calculated using specific dealer quotes or actual transaction prices are excluded from the following table as we are unable to obtain data necessary to model hypothetical changes in these contracts.

	Change in Credit Spreads (In thousands)
	10%Spread Widening	10%Spread Tightening
Estimated pre-tax (loss) gain	$(20,047.0)	$20,208.0

The table below presents the pre-tax change in fair value of our financial guaranty derivatives portfolio as a result of an instantaneous shift of the Radian credit default swap curve in isolation:

	Change in our Spreads (In thousands)
	100 basis point Spread Widening	100 basis point Spread Tightening
Estimated pre-tax gain (loss)	$43,911.0	$(81,790.3)

Foreign Exchange Rate Risk

One means of assessing exposure to changes in foreign currency exchange rates on market sensitive instruments is to model effects on reported earnings using a sensitivity analysis. We analyzed our currency exposure as of March 31, 2008 by identifying investments in our investment portfolio that are denominated in currencies other than the U.S. dollar. As part of our analysis, our investment portfolio foreign currency exposures were remeasured, generally assuming a 10% decrease in currency exchange rates compared to the U.S. dollar. With all other factors remaining constant, we estimated that such a decrease would reduce our investment portfolio held in foreign currencies by $14.9 million as of March 31, 2008.

At March 31, 2008, we held approximately $60.8 million of investments denominated in euros. The value of the euro against the U.S. dollar strengthened from 1.34 at March 31, 2007 to 1.58 at March 31, 2008. At March 31, 2008, we held approximately $53.6 million of investments denominated in Japanese yen. The value of the yen against the U.S. dollar strengthened from 0.0085 at March 31, 2007 to 0.0100 at March 31, 2008.

Equity Market Price

At March 31, 2008, the market value and cost of our equity securities were $281.8 million and $254.1 million, respectively. Included in the market value and cost of our equity securities is $36.2 million and $45.8 million, respectively, related to trading securities. Exposure to changes in equity market prices can be estimated by assessing potential changes in market values on our equity investments resulting from a hypothetical broad-based decline in equity market prices of 10%. With all other factors remaining constant, we estimated that such a decrease would reduce our investment portfolio held in equity investments by $28.2 million as of March 31, 2008. There has been no material changes in our equity market price risk during the quarter ended March 31, 2008.

Item 4.	Controls and Procedures.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. Based on that evaluation, as a result of the material weakness in our internal control over financial reporting identified below, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2008, our disclosure controls and procedures were not effective in ensuring that the information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported on a timely basis, and that this information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures. Notwithstanding this material weakness, our Chief Executive Officer and Chief Financial Officer believe that the financial statements included with this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods and dates presented. As part of our first quarter review process, management maintained certain additional financial review procedures, including more frequent communications among our accounting and finance personnel and our internal auditors, and utilized outside consultants as necessary in order to properly perform the quarterly financial close and review process.

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

As previously reported, we identified material weakness in our internal control over financial reporting at September 30, 2007 and December 31, 2007, primarily as a consequence of increased turnover in key positions in our accounting and finance organization following our proposed, but subsequently terminated merger with MGIC. Notwithstanding this material weakness, our Chief Executive Officer and Chief Financial Officer believe that the financial statements included with this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods and dates presented. We have been actively engaged in corrective actions to address this material weakness, including (1) as a result of a professional search that we initiated immediately following the termination of our merger with MGIC, we hired a new corporate controller; (2) reviewing and reorganizing our accounting organization to provide improved lines of responsibility, review and authority; and (3) strengthening our compensation program aimed at retaining personnel, including critical accounting and finance personnel. Management believes that these remediation efforts will contribute to improved controls generally and in particular those surrounding (1) identification of derivative transactions, (2) review and testing of complex derivative valuation models and (3) identification of contract terms and transactions requiring consolidation and eventually, to the remediation and elimination of this material weakness.

Change in Internal Control Over Financial Reporting

During the quarter ended March 31, 2008, we hired a new corporate controller. There was no other change in our internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, in August and September 2007, two purported stockholder class action lawsuits, Cortese v. Radian Group Inc. and Maslar v. Radian Group Inc., were filed against Radian Group Inc. and individual defendants in the U.S. District Court for the Eastern District of Pennsylvania. The complaints, which are substantially similar, allege that we were aware of and failed to disclose the actual financial condition of C-BASS prior to our declaration of a material impairment to our investment in C-BASS. On January 30, 2008, the Court ordered that the cases be consolidated into In re Radian Securities Litigation and appointed the Institutional Investors Iron Workers Local No. 25 Pension Fund (“Iron Workers”) and the City of Ann Arbor Employees’ Retirement System (“Ann Arbor”) Lead Plaintiffs in the case. On April 16, 2008, a consolidated and amended complaint was filed, adding one additional defendant. Our motion for summary judgment is due by June 1, 2008. While it is still very early in the pleadings stage, we do not believe that the allegations in the consolidated cases have any merit and we intend to defend against this action vigorously.

In April 2008, a purported class action lawsuit was filed against Radian Group Inc., the Compensation and Human Resources Committee of our board of directors and individual defendants in the U.S. District Court for the Eastern District of Pennsylvania. The complaint alleges violations of the Employee Retirement Income Securities Act as it relates to our Savings Incentive Plan. The named plaintiff is a former employee of Radian. Although discovery has not yet commenced, Radian believes that the allegations are without merit, and intends to defend this lawsuit vigorously.

In addition to the above litigation, we are involved in litigation that has arisen in the normal course of our business. We are contesting the allegations in each such pending action and believe, based on current knowledge and after consultation with counsel, that the outcome of such litigation will not have a material adverse effect on our condensed consolidated financial position and results of operations.

Item 1A.	Risk Factors.

There have been no material changes in the risks affecting us or our subsidiaries as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 except as set forth below. The following information updates the risks related to a downgrade or potential downgrade of our credit ratings or the insurance financial strength ratings assigned to any of our operating subsidiaries.

A downgrade or potential downgrade of our credit ratings or the insurance financial strength ratings assigned to any of our operating subsidiaries is possible and could weaken our competitive position and affect our financial condition.

The credit ratings of Radian Group and the insurance financial strength ratings assigned to our subsidiaries may be downgraded by S&P and/or Moody’s if they believe that Radian Group or such subsidiary has experienced adverse developments in its business, financial condition or operating results. The rating agencies have indicated that they are engaged in on-going monitoring of the mortgage insurance and financial guaranty industries and the mortgage-backed securities market to assess the adequacy of, and where necessary refine, their capital models. The rating agencies could take action, including by downgrading or warning of the strong possibility of downgrade with respect to one or more companies in a specific industry, upon the conclusion of their respective reviews. Although we remain in frequent contact with the rating agencies and have prepared action plans to address any rating agency actions, we are generally not provided with much advance notice of an impending rating decision, which could come at any time.

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

Our principal operating subsidiaries had been assigned the following ratings as of the date of this report:

	MOODY’S	MOODY’S OUTLOOK	S&P	S&P OUTLOOK
Radian Guaranty	Aa3	(1)	A	(2)
Radian Insurance	Aa3	(1)	BBB	(2)
Amerin Guaranty	Aa3	(1)	A	(2)
Radian Asset Assurance	Aa3	Stable	AA	(2)
Radian Asset Assurance Limited	Aa3	Stable	AA	(2)

(1)	Each Moody’s rating for our mortgage insurance subsidiaries is currently under review for possible downgrade.
(2)	Each S&P rating for our mortgage insurance and financial guaranty subsidiaries is currently on CreditWatch negative.

On May 2, 2008, Fitch withdrew its ratings for Radian Group and all of our insurance subsidiaries, citing a lack of adequate information regarding these entities. We had requested that Fitch withdraw these ratings in September 2007, following Fitch’s downgrade of Radian Group and our financial guaranty subsidiaries.

S&P

On April 8, 2008, S&P took unfavorable ratings actions on several U.S. mortgage insurers. These ratings actions were the result of S&P’s review of fourth quarter 2007 performance and S&P’s assessment of the continued deterioration in certain factors affecting mortgage insurers, such as unemployment and home prices, which has led S&P to believe that operating results for mortgage insurers in 2008 and 2009 will be worse than S&P originally expected. S&P downgraded its credit rating for Radian Group to BBB from A- and its financial strength ratings for our mortgage insurance subsidiaries to A from AA-, citing challenges confronting the mortgage and housing sectors. S&P placed these ratings on CreditWatch with negative implications, stating that it would further downgrade our ratings if S&P believed that it was likely that: (1) our mortgage insurance business will lose its eligibility to insure loans sold to the GSEs; (2) our mortgage insurance business no longer has the capitalization to support an A rating; or (3) Radian Group lacks sufficient liquidity. S&P also indicated that they expect us to raise capital, which we may not be able to do on favorable terms, if at all.

On April 8, 2008, S&P also placed the AA financial strength ratings of our financial guaranty subsidiaries on CreditWatch negative, citing concerns regarding the potential affects of the widening of the ratings gap between Radian Group and our mortgage insurance subsidiaries on the one hand and our financial guaranty subsidiaries on the other.

S&P downgraded Radian Insurance to A- from AA- on February 26, 2008, and to BBB on April 8, 2008.

Radian Insurance had eight active international transactions at the time of the S&P downgrades. Of these transactions, six have early termination clauses that were triggered as a result of the downgrades which allow our counterparties to terminate these transactions. On March 4, 2008, Standard Chartered Bank in Hong Kong informed us that they wished to terminate their contract with Radian Insurance, effective immediately. There is a possibility that Radian Insurance could be required to return to Standard Chartered Bank, or to transfer to another insurer, unearned premium related to this transaction. Unless extended, this transaction was expected to expire at the end of 2009. We are working closely with our counterparties under the remaining five transactions and cannot provide any assurance as to whether we will be successful in retaining this business. If these transactions also are terminated, we could be required to return, or transfer to another insurer, additional unearned premiums.

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

In order to maintain the highest level of eligibility (“Top Tier”) with Freddie Mac and Fannie Mae, mortgage insurers generally must maintain an insurer financial strength rating of AA- or Aa3 from at least two of the three ratings agencies that customarily rate them. If a mortgage insurer were to lose Top Tier eligibility, Freddie Mac and/or Fannie Mae could restrict the mortgage insurer from conducting certain types of business with them or take actions that may include not purchasing loans insured by the mortgage insurer. Given the market turmoil that has adversely affected all of the largest mortgage insurers in terms of domestic market share, both Freddie Mac and Fannie Mae have indicated that loss of Top Tier mortgage insurer eligibility due to such a downgrade will no longer be automatic and will be subject to review if and when it occurs. Following the recent downgrade by S&P of our mortgage insurance business, we have presented a business and financial plan to Freddie Mac and Fannie Mae that is intended to restore profitability and a AA rating to our mortgage insurance business. Both Freddie Mac and Fannie Mae recently have indicated that the information presented in our plan meets their initial requirement for the submission of information following a downgrade, and all parties anticipate a regular exchange of information during the remediation process. We cannot be certain that either Freddie Mac or Fannie Mae will accept our business and financial plan or if we will be able to retain Top Tier eligibility from either of them. Any additional downgrade of the insurance financial strength ratings for our mortgage insurance business could make it more difficult for us to maintain our Top Tier status, would create a competitive advantage for those mortgage insurers that maintain higher ratings than us, and could erode customer confidence in our mortgage insurance product. Any further downgrade also could negatively impact the credit ratings of Radian Group and could further harm the prospects of our financial guaranty business. Loss of our Top Tier eligibility status would likely have a material adverse impact on the franchise value of our mortgage insurance business and our future prospects and could negatively impact our results of operations and financial condition.

Any downgrade of the ratings assigned to our financial guaranty subsidiaries would limit the desirability of their respective direct insurance products and would reduce the value of Radian Asset Assurance’s reinsurance, even to the point where primary insurers may be unwilling to continue to cede insurance to Radian Asset Assurance at attractive rates. In addition, in the event of a downgrade, many of Radian Asset Assurance’s reinsurance agreements give the primary insurers the right to recapture business ceded to Radian Asset Assurance, and in some cases, in lieu of recapture, the right to increase commissions charged to Radian Asset Assurance if Radian Asset Assurance’s insurance financial strength rating is downgraded below specified levels. If Radian Asset Assurance was downgraded to A+ or below by S&P or A1 or below by Moody’s, up to $50.5 billion and $49.4 billion of our total net assumed par outstanding, respectively, may be subject to recapture.

A downgrade of the ratings assigned to our financial guaranty subsidiaries below certain levels (both A- and below investment grade for S&P and below A3 for Moody’s) would allow counterparties in seven of our synthetic credit default swap transactions, representing an aggregate notional amount of approximately $1.2 billion, to terminate these transactions. Upon the termination of any such transaction following a downgrade trigger, the transaction would be settled on a mark-to-market basis, meaning that if, based on third-party bids received, a replacement counterparty would require amounts in addition to the payments we receive under the transaction in order to take over our position in the transaction, we would be required to pay such amounts to our counterparty, and if such third party would pay our counterparty to take over our position, our counterparty would pay such amount to us upon termination. The maximum amount that we could be required to pay on all these transactions in the aggregate is: $61.2 million in the event of a downgrade below A- by S&P; $414.5 million in the event of a downgrade below investment grade by S&P; and $8.0 million in the event of a downgrade below A3 by Moody’s.

In addition, 143 of our 183 credit default swap transactions and three financial solutions transactions could be terminated by counterparties upon a downgrade of Radian Asset Assurance, generally below A- by S&P, without any obligation on our part to settle the transaction at fair value.

Radian Group Inc. currently has a senior debt rating of BBB (CreditWatch with negative implications) from S&P and A2 (under review for possible downgrade) from Moody’s. In addition, the trusts that have issued money market committed preferred custodial trust securities for the benefit of Radian Asset Assurance have been rated A by S&P. Our credit ratings generally impact the interest rates that we pay on money that we borrow. A downgrade in our credit ratings could increase our cost of borrowing, which could have an adverse affect on our liquidity, financial condition and operating results. In addition, on April 10, 2008, we entered into a waiver agreement with the lenders under our $400 million credit facility, which provides for a suspension of the ratings covenant included in the credit facility. On April 30, 2008, we secured the necessary commitments to permanently amend the facility to remove the ratings covenant. We anticipate satisfying certain limited closing conditions that are required to bring the amendment effective by the established deadline of May 15, 2008. Our failure to satisfy the closing conditions required to bring the amendment effective by May 15, 2008, would result in a reinstatement of the ratings covenant, which provides that our senior debt ratings, as provided by S&P and Moody’s, may not (1) at the same time be lower than A- for S&P and A3 for Moody’s, or (2) be lower than either BBB for S&P or Baa2 for Moody’s. If the ratings covenant was reinstated and our credit ratings were downgraded such that we failed to satisfy this covenant, we would be in default under our credit agreement and the lenders representing a majority of the debt under our credit facility would have the right to terminate all commitments under the credit facility and declare the outstanding debt due and payable. If the debt under our credit agreement were accelerated in this manner and not repaid, the holders of 25% or more of our publicly traded $250 million 7.75% Debentures due in June 2011, our publicly traded $250 million 5.625% Senior Notes due in February 2013, and our publicly traded $250 million 5.375% Senior Notes due in June 2015, in each case would have the right to accelerate the maturity of that debt. If this were to occur, we may not have sufficient funds to repay any such amounts.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c) The following table provides information about repurchases by us during the quarter ended March 31, 2008 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
1/01/2008 to 1/31/2008	—	$—	—	1,101,355
2/01/2008 to 2/28/2008	—	—	—	1,101,355
3/01/2008 to 3/31/2008	—	—	—	1,101,355

Total	—	$—	—	1,101,355

(1)	On February 8, 2006, we announced that our board of directors had authorized the repurchase of up to 4.0 million shares of our common stock on the open market under a new repurchase plan. On November 9, 2006, we announced that our board of directors had authorized the purchase of an additional 2.0 million shares as part of an expansion of the existing stock repurchase program. The board did not set an expiration date for this program, and we have no present plans to purchase shares at this time.
(2)	Amounts shown in this column reflect the number of shares remaining under the 4.0 million share authorization and, effective November 9, 2006, the additional 2.0 million share authorization referenced in Note 1 above.

Item 6.	Exhibits.

Exhibit No.	Exhibit Name
+10.1	Severance and Change of Control Agreement between Radian Group Inc. and David M. Applegate, dated January 16, 2008 (1)

*+10.2	Amendment No. 7 to Radian Group Inc. Savings Incentive Plan (Amended and Restated Effective January 1, 1997).

*11	Statement re: Computation of Per Share Earnings

*31	Rule 13a – 14(a) Certifications

*32	Section 1350 Certifications

*	Filed herewith.
+	Management contract, compensatory plan or arrangement.
(1)	Incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the year ended December 31, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Radian Group Inc.

Date: May 12, 2008	/s/ C. ROBERT QUINT
C. Robert Quint
Executive Vice President and Chief Financial Officer

/s/ CATHERINE M. JACKSON
Catherine M. Jackson
Senior Vice President, Controller

EXHIBIT INDEX

Exhibit No.	Exhibit Name
+10.1	Severance and Change of Control Agreement between Radian Group Inc. and David M. Applegate, dated January 16, 2008 (1)

*+10.2	Amendment No. 7 to Radian Group Inc. Savings Incentive Plan (Amended and Restated Effective January 1, 1997).

*11	Statement re: Computation of Per Share Earnings

*31	Rule 13a – 14(a) Certifications

*32	Section 1350 Certifications

*	Filed herewith.
+	Management contract, compensatory plan or arrangement.
(1)	Incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the year ended December 31, 2007.