Form 10-K/A
period 2007-12-31
RADIAN GROUP INC
filed 2008-07-15
CIK 890926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether (as of June 30, 2007) the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

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

Explanatory Note

This Amendment No. 1 on Form 10–K/A amends the Company’s Annual Report on Form 10–K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission on March 14, 2008 (the “Annual Report”), to include in Item 15 the financial statements of Credit-Based Asset Servicing and Securitization LLC (“C-BASS”) as required by Regulation S–X Rule 3–09. Except for the inclusion of these additional financial statements, this amendment does not, and is not intended to, update any other information presented in the Annual Report as originally filed. This amendment does not have any impact on our audited consolidated financial statements or the notes thereto contained in the Annual Report. Additional information about the Company can be found in the filings it has made with the Securities and Exchange Commission.

Item 15.	Exhibits and Financial Statement Schedules.

(a)

1.	Financial Statements—See the “Index to Consolidated Financial Statements” included in Item 8 of Part II of this report for a list of the financial statements filed as part of this report.

2.	Financial Statement Schedules—In addition to the financial statement schedules listed in the “Index to Financial Statement Schedules” on page 234 of this report, the following financial statements of C-BASS are filed as Exhibit 99.1 and as part of this Form 10–K:

Report of Independent Registered Public Accounting Firm – PricewaterhouseCoopers LLP

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Changes in Common Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

3.	Exhibits—See “Index to Exhibits” on page 235 of this report for a list of exhibits filed as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 15, 2008.

Radian Group Inc.

By:	/s/ Sanford A. Ibrahim
Sanford A. Ibrahim
Chief Executive Officer

Exhibit Number	Exhibit
2.1	Agreement and Plan of Merger, dated as of February 6, 2007, by and between Radian Group Inc. and MGIC Investment Corporation (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated February 6, 2007 and filed on February 12, 2007)

2.2	Termination and Release Agreement, dated as of September 4, 2007, by and between Radian Group Inc. and MGIC Investment Corporation (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated September 4, 2007 and filed on September 10, 2007)

2.4	Securities Purchase Agreement, dated as of September 14, 2007, by and between Radian Guaranty Inc., Mortgage Guaranty Insurance Corporation and Sherman Capital, L.L.C. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated September 14, 2007 and filed on September 20, 2007)

3.1	Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated May 11, 2004, and filed on May 12, 2004)

3.2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated November 6, 2007 and filed on November 13, 2007)

4.1	Specimen certificate for Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K (file no. 1-11356) for the year ended December 31, 1999)

4.2	Indenture dated May 29, 2001, between the Registrant and First Union National Bank, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4 (file no. 333-65440) filed on July 19, 2001)

4.3	Form of 7.75% Debentures Due 2011 (included within Exhibit 4.2)

4.4	Registration Rights Agreement dated October 27, 1992, between the Registrant and Commonwealth Land Title Insurance Company (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-4 (file no. 333-65440) filed on July 19, 2001)

4.5	Indenture dated as of February 14, 2003, between the Registrant and Wachovia Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003)

4.6	Form of 5.625% Senior Notes Due 2013 (included within Exhibit 4.5)

4.7	Registration Rights Agreement dated February 14, 2003, among the Registrant, Banc of America Securities LLC, Lehman Brothers Inc., Wachovia Securities, Inc., Bear Stearns & Co. Inc. and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003)

4.8	Senior Indenture dated as of June 7, 2005, between the Registrant and Well’s Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 2, 2005 and filed on June 7, 2005)

4.9	Officers’ Certificate, dated as of June 7, 2005, including the terms of the Registrant’s 5.375% Senior Notes due 2015, as Attachment A, and including the form of the Notes as Exhibit A-1 to Attachment A (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 2, 2005 and filed on June 7, 2005)

Exhibit Number	Exhibit
+10.1	Form of Change of Control Agreement between Radian Group Inc. and C. Robert Quint (dated January 25, 1995) (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K (file no. 001-11356) for the year ended December 31, 2001)

+10.2	Form of Change of Control Agreement between the Registrant and each of Stephen D. Cooke (dated December 12, 2005), Robert E. Croner (dated December 12, 2005), and Teresa A. Bryce (dated November 14, 2006) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 12, 2005 and filed on December 16, 2005)

+10.3	Amended and Restated Change of Control Agreement between Radian Asset Assurance Inc. and Stephen D. Cooke, dated December 11, 2007 (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007)

+10.4	Severance and Change of Control Agreement between Radian Group Inc. and David M. Applegate, dated January 16, 2008 (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007)

+10.5	Radian Group Inc. Pension Plan (Amended and Restated Effective January 1, 1997) (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K (file no. 001-11356) for the year ended December 31, 2001)

+10.6	Amendment No. 1 to Radian Group Inc. Pension Plan (Amended and Restated Effective January 1, 1997) (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K (file no. 001-11356) for the year ended December 31, 2002)

+10.7	Amendment No. 2 to Radian Group Inc. Pension Plan (Amended and Restated Effective January 1, 1997) (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006)

+10.8	Amendment No. 3 to Radian Group Inc. Pension Plan (Amended and Restated Effective January 1, 1997) (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006)

+10.9	Amendment No. 4 to Radian Group Inc. Pension Plan (Amended and Restated Effective January 1, 1997) (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006)

+10.10	Amendment No. 5 to Radian Group Inc. Pension Plan (Amended and Restated Effective January 1, 1997) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 5, 2007 and filed on February 9, 2007)

+10.11	Amendment No. 6 to Radian Group Inc. Pension Plan (Amended and Restated January 1, 1997), dated April 10, 2007 (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)

+10.12	Amendment No. 7 to Radian Group Inc. Pension Plan (Amended and Restated Effective January 1, 1997) (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

+10.13	Radian Group Inc. Amended and Restated Benefit Restoration Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 6, 2007 and filed on November 13, 2007)

+10.14	Radian Group Inc. Savings Incentive Plan (Amended and Restated Effective January 1, 1997) (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

Exhibit Number	Exhibit
+10.15	Amendment No. 1 to Radian Group Inc. Savings Incentive Plan (Amended and Restated Effective January 1, 1997) ( incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K (file no. 001-11356) for the year ended December 31, 2002)

+10.16	Amendment No. 2 to Radian Group Inc. Savings Incentive Plan (Amended and Restated Effective January 1, 1997) (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006)

+10.17	Amendment No. 3 to Radian Group Inc. Savings Incentive Plan (Amended and Restated Effective January 1, 1997) (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006)

+10.18	Amendment No. 4 to Radian Group Inc. Savings Incentive Plan (Amended and Restated Effective January 1, 1997) (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006)

+10.19	Amendment No. 5 to Radian Group Inc. Savings Incentive Plan (Amended and Restated Effective January 1, 1997) (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007)

+10.20	Amendment No. 6 to Radian Group Inc. Savings Incentive Plan (Amended and Restated Effective January 1, 1997) (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

+10.21	Radian Group Inc. Equity Compensation Plan (Amended and Restated May 9, 2006) (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders, as filed with the Securities and Exchange Commission on April 18, 2006).

+10.22	Amendment to Radian Group Inc. Equity Compensation Plan (Amended and Restated May 9, 2006) dated February 5, 2007 (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006)

+10.23	Amendment No. 2 to Radian Group Inc. Equity Compensation Plan, dated November 6, 2007 (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007)

+10.24	Form of Stock Option Grant Letter (incorporated by reference to Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2004)

+10.25	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2005)

+10.26	Form of Restricted Stock Award Agreement for awards granted on or after February 5, 2007 (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006)

+10.27	Form of Phantom Stock Agreement for Employees (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated February 8, 2005, and filed on February 14, 2005)

+10.28	Form of Phantom Stock Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K dated February 8, 2005, and filed on February 14, 2005)

+10.29	Radian Group Inc. Amended and Restated Performance Share Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Amended Current Report on Form 8-K dated February 8, 2005, and filed on March 30, 2005)

+10.30	Form of Performance Share Award Agreement for performance period beginning January 1, 2005, and ending December 31, 2007 (incorporated by reference to Exhibit 10.3 to the Registrant’s Amended Current Report on Form 8-K dated February 8, 2005, and filed on March 30, 2005)

Exhibit Number	Exhibit
+10.31	Form of Performance Share Award Agreement for performance period beginning January 1, 2006, and ending December 31, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 7, 2006, and filed on February 13, 2006)

+10.32	Radian Group Inc. Voluntary Deferred Compensation Plan for Officers (Amended and Restated May 6, 2008) (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated May 5, 2008 and filed May 9, 2008)

+10.33	Radian Group Inc. Voluntary Deferred Compensation Plan for Directors (Amended and Restated May 6, 2008) (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated May 5, 2008 and filed May 9, 2008)

+10.34	Radian Group Inc. 1997 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10 to the Registrant’s Registration Statement on Form S-8 (file no. 333-40623) filed on November 20, 1997)

+10.35	Amendment No. 1 to Radian Group Inc. 1997 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)

+10.36	Amendment No. 2 to Radian Group Inc. 1997 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007)

+10.37	Amerin Corporation Second Amendment and Restatement of 1992 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K( file no. 001-11356) for the year ended December 31, 2002)

+10.38	Enhance Financial Services Group Inc. 1997 Long-Term Incentive Plan for Key Employees (As Amended Through June 3, 1999) (incorporated by reference to Exhibit 10.2.2 to the Quarterly Report on Form 10-Q (file no. 1-10967) for the period ended June 30, 1999, of Enhance Financial Services Group Inc.)

+10.39	Enhance Reinsurance Company Supplemental Pension Plan (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K (file no. 001-11356) for the year ended December 31, 1999, of Enhance Financial Services Group Inc.)

+10.40	Enhance Financial Services Group Inc. Non-Employee Director Stock Option Plan (As Amended December 11, 1997) (incorporated by reference to Annex A to the Schedule 14A of Enhance Financial Services Group Inc. (file no. 1-10967) filed on May 4, 1998)

+10.41	Employment Agreement between the Registrant and Sanford A. Ibrahim, dated as of May 5, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 5, 2008 and filed on May 9, 2008)

+10.42	Transition Agreement and General Release between Radian Group Inc. and Roy Kasmar, dated January 9, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 9, 2007 and filed on January 10, 2007)

+10.43	Retention Agreement, dated as of February 14, 2005, between the Registrant and Roy J. Kasmar (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004)

+10.44	First Amendment to Employment and Retention Agreement between Radian Group Inc. and Roy J. Kasmar, dated May 9, 2006 (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)

Exhibit Number	Exhibit
+10.45	Retention Agreement, dated as of February 14, 2005, between the Registrant and Howard S. Yaruss (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004)

+10.46	Separation Agreement between Radian Group Inc. and Howard Yaruss, dated October 18, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 18, 2006 and filed on October 24, 2006)

+10.47	Transition Agreement and General Release between Radian Group Inc. and Mark A. Casale, dated December 11, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 11, 2007 and filed on December 14, 2007)

+10.48	Amendment No. 1 to Transition Agreement and General Release between Radian Group Inc. and Mark A. Casale, dated December 28, 2007 (incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.49	Certain Compensation Arrangements with Directors (Effective September 1, 2006) (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2006)

10.50	Form of Radian Guaranty Inc. Master Policy, effective June 1, 1995 (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-4 (file no. 333-65440) filed on July 19, 2001)

10.51	Risk-to-Capital Ratio Maintenance Agreement between the Registrant and Commonwealth Mortgage Assurance Company regarding matters relating to Moody’s financial strength rating as amended through October 22, 1993, (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-4 (file no. 333-65440) filed on July 19, 2001)

10.52	Net Worth and Liquidity Maintenance Agreement, dated as of October 10, 2000, between Radian Guaranty Inc. and Radian Insurance Inc. (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K (file no. 001-11356) for the year ended December 31, 2002)

10.53	Form of Expense Allocation and Services Agreement between the Registrant and each of Radian Guaranty Inc., Radian Insurance Inc. and Radian Asset Assurance Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2005)

10.54	Variable Share Quota Share Reinsurance Agreement, effective January 1, 1994, between the Registrant and Capital Mortgage Reinsurance Company (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-4 (file no. 333-65440) filed on July 19, 2001)

10.55	Reinsurance Agreement, effective January 1, 1994, between the Registrant and Capital Reinsurance Company (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-4 (file no. 333-65440) filed on July 19, 2001)

10.56	Variable Share Quota Share Reinsurance Agreement, effective January 1, 1995, between the Registrant and Capital Mortgage Reinsurance Company (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-4 (file no. 333-65440) filed on July 19, 2001)

10.57	Reinsurance Agreement, effective January 1, 1996, between the Registrant and Capital Reinsurance Company (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-4 (file no. 333-65440) filed on July 19, 2001)

10.58	Variable Share Quota Share Reinsurance Agreement, effective January 1, 1997, between the Registrant and Capital Mortgage Reinsurance Company (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-4 (file no. 333-65440) filed on July 19, 2001)

10.59	Purchase Agreement, among Market Street Custodial Trust I, Market Street Custodial Trust II, Market Street Custodial Trust III, the Registrant, Radian Asset Securities Inc., Lehman Brothers Inc. and Bear, Stearns & Co. Inc. (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated and filed on September 11, 2003)

Exhibit Number	Exhibit
10.60	Put Option Agreement between Radian Asset Assurance Inc. and Radian Asset Securities Inc. relating to Series A Perpetual Preferred Shares (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated and filed on September 11, 2003)

10.61	Put Option Agreement between Radian Asset Securities Inc. and Market Street Custodial Trust I relating to Series A Perpetual Preferred Shares (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K dated and filed on September 11, 2003)

10.62	Put Option Agreement between Radian Asset Assurance Inc. and Radian Asset Securities Inc. relating to Series B Perpetual Preferred Shares (incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K dated and filed on September 11, 2003)

10.63	Put Option Agreement between Radian Asset Securities Inc. and Market Street Custodial Trust II relating to Series B Perpetual Preferred Shares (incorporated by reference to Exhibit 99.5 to the Registrant’s Current Report on Form 8-K dated and filed on September 11, 2003)

10.64	Put Option Agreement between Radian Asset Assurance Inc. and Radian Asset Securities Inc. relating to Series C Perpetual Preferred Shares (incorporated by reference to Exhibit 99.6 to the Registrant’s Current Report on Form 8-K dated and filed on September 11, 2003)

10.65	Put Option Agreement between Radian Asset Securities Inc. and Market Street Custodial Trust III relating to Series C Perpetual Preferred Shares (incorporated by reference to Exhibit 99.7 to the Registrant’s Current Report on Form 8-K dated and filed on September 11, 2003)

10.66	Credit Agreement, dated December 13, 2006, by and among Radian Group Inc., Keybank National Association, as Administrative Agent, Lead Arranger, Sole Book Runner, and Swingline Lender, JPMorgan Chase Bank, NA and Wells Fargo Bank, National Association, as Co-Syndication Agents, The Northern Trust Company as Documentation Agent and certain other banks and financial institutions (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 13, 2006 and filed on December 19, 2006)

10.67	Guaranty Agreement, dated as of August 11, 1999, between Radian Guaranty Inc. and Amerin Guaranty Corporation (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10K (file no. 001-11356) for the year ended December 31, 1999)

10.68	Option Agreement, dated as of September 14, 2007, by and between Radian Guaranty Inc. and Meeting Street Investments LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 14, 2007 and filed on September 20, 2007)

16.1	Letter from Deloitte & Touche LLP to the Securities and Exchange Commission dated October 2, 2007 (incorporated by reference to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K dated September 26, 2007 and filed October 2, 2007)

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007)

Exhibit Number	Exhibit
23.1	Consent of PricewaterhouseCoopers LLP (incorporated by reference to Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007)

*23.1(B)	Consent of PricewaterhouseCoopers LLP

*23.1(C)	Consent of PricewaterhouseCoopers LLP with respect to Credit-Based Asset Servicing and Securitization LLC

23.2	Consent of Deloitte & Touche LLP (incorporated by reference to Exhibit 23.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007)

23.3	Consent of Grant Thornton LLP (incorporated by reference to Exhibit 23.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007)

31	Rule 13a-14(a) Certifications (incorporated by reference to Exhibit 31 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007)

*31(B)	Rule 13a-14(a) Certifications

32	Section 1350 Certifications (incorporated by reference to Exhibit 32 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007)

*32(B)	Section 1350 Certifications

*99.1	Credit-Based Asset Servicing and Securitization LLC Financial Statements for the year ended December 31, 2007 (with Report of Independent Registered Public Accounting Firm)

*	Filed herewith.
+	Management contract, compensatory plan or arrangement.