Form 10-Q
period 2008-06-30
RADIAN GROUP INC
filed 2008-08-11
CIK 890926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 80,566,546 shares of common stock, $0.001 par value per share, outstanding on August 4, 2008.

Radian Group Inc.

Forward Looking Statements—Safe Harbor Provisions

All statements in this report that address events, developments or results that we expect or anticipate may occur in the future are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the U.S. Private Securities Litigation Reform Act of 1995. In most cases, forward-looking statements may be identified by words such as “may,” “should,” “expect,” “intend,” “plan,” “goal,” “contemplate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue” or the negative or other variations on these words and other similar expressions. These statements, which include, without limitation, projections regarding our future performance and financial condition are made on the basis of management’s current views and assumptions with respect to future events. Any forward-looking statement is not a guarantee of future performance and actual results could differ materially from those contained in the forward looking information. The forward-looking statements, as well as our prospects as a whole, are subject to risks and uncertainties, including the following:

•

changes in general financial and political conditions, such as extended national or regional economic recessions, changes in housing demand or mortgage originations, changes in housing values (in particular, further deterioration in the housing, mortgage and related credit markets, which would harm our future consolidated results of operations and could cause losses for our businesses to be worse than expected), changes in the liquidity in the capital markets and the further contraction of credit markets, population trends and changes in household formation patterns, changes in unemployment rates, changes or volatility in interest rates or consumer confidence, changes in credit spreads, changes in the way investors perceive the strength of private mortgage insurers or financial guaranty providers, investor concern over the credit quality and specific risks faced by the particular businesses, municipalities or pools of assets covered by our insurance;

•	economic changes or catastrophic events in geographic regions where our mortgage insurance or financial guaranty insurance in force is more concentrated;

•

our ability to successfully obtain additional capital, if necessary, to support our long-term liquidity needs and to protect our credit ratings and the financial strength ratings of Radian Guaranty Inc., our primary mortgage insurance subsidiary;

•	a decrease in the volume of home mortgage originations due to reduced liquidity in the lending market, tighter underwriting standards and a deterioration in housing markets throughout the U.S.;

•	our ability to maintain adequate risk-to-capital ratios, leverage ratios and surplus requirements in our mortgage insurance business in light of on-going losses in this business;

•

a decrease in the volume of municipal bonds, and other public finance and structured finance transactions that we insure, or a decrease in the volume of such transactions for which issuers or investors seek or demand financial guaranty insurance;

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

i

•	reduced opportunities for loss mitigation in markets where housing values fail to appreciate or begin to decline;

•

changes in persistency rates of our mortgage insurance policies caused by changes in refinancing activity, in the rate of appreciation or depreciation of home values and changes in the mortgage insurance cancellation requirements of mortgage lenders and investors;

•

recapture of reinsurance business by the primary insurers under our financial guaranty reinsurance arrangements, which would reduce written and earned premiums in our financial guaranty business and correspondingly reduce the amount of capital required to be held against this risk;

•

downgrades or threatened downgrades of, or other ratings actions with respect to, our credit ratings or the ratings assigned by the major rating agencies to any of our rated insurance subsidiaries at any time (in particular, our credit rating and the financial strength ratings assigned to Radian Guaranty Inc., which are currently on CreditWatch Negative or negative outlook); which risk is discussed in more detail below in Item 1A of Part II of this report on Form 10-Q;

•

heightened competition for our mortgage insurance business from others such as the Federal Housing Administration and the Veterans’ Administration or other private mortgage insurers (in particular those that have been assigned higher ratings from the major ratings agencies;

•

changes in the charters or business practices of Federal National Mortgage Association (“Fannie Mae”) and Freddie Mac, the largest purchasers of mortgage loans that we insure, and our ability to retain our “Top Tier” eligibility requirement from both Freddie Mac and Fannie Mae;

•

heightened competition for financial guaranty business from other financial guaranty insurers, from other forms of credit enhancement such as letters of credit, guaranties and credit default swaps provided by foreign and domestic banks and other financial institutions, and from alternative structures that may permit insurers to securitize assets more cost-effectively without the need for the types of credit enhancement we offer, or result in our having to reduce the premium we charge for our products;

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

•

the possibility that we may fail to estimate accurately the likelihood, magnitude and timing of losses in connection with establishing loss reserves for our mortgage insurance or financial guaranty businesses, or the premium deficiency for our first- and second-lien mortgage insurance business, or to estimate accurately the fair value amounts of derivative contracts in our mortgage insurance and financial guaranty businesses in determining gains and losses on these contracts;

•

volatility in our earnings caused by changes in the fair value of our derivative instruments and our need to reevaluate the premium deficiencies in our mortgage insurance business on a quarterly basis;

•	changes in accounting guidance from the Securities and Exchange Commission (“SEC”) or the Financial Accounting Standards Board;

•	legal and other limitations on amounts we may receive from our subsidiaries as dividends or through tax and expense sharing arrangements with our subsidiaries; and

•	vulnerability to the performance of our strategic investments, including in particular, our investment in Sherman Financial Group LLC.

ii

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

iii

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Radian Group Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

($ in thousands, except per-share amounts)	June 30 2008	December 31 2007
ASSETS
Investments
Fixed maturities held to maturity—at amortized cost (fair value $48,032 and $55,021)	$46,731	$53,310
Fixed maturities available for sale—at fair value (amortized cost $4,585,796 and $4,571,998)	4,577,746	4,644,724
Trading securities—at fair value (amortized cost $470,765 and $158,087)	457,760	153,634
Equity securities available for sale—at fair value (cost $275,949 and $196,068)	302,491	254,869
Hybrid securities—at fair value (amortized cost $551,626 and $525,607)	544,723	584,373
Short-term investments	434,617	697,271
Other invested assets (cost $22,369 and $21,087)	23,001	22,868

Total investments	6,387,069	6,411,049
Cash	148,328	200,787
Investment in affiliates	112,683	104,354
Deferred policy acquisition costs	184,765	234,955
Prepaid federal income taxes	536,343	793,486
Accrued investment income	68,254	65,362
Accounts and notes receivable (less allowance of $52,434 and $50,391)	103,261	130,773
Property and equipment, at cost (less accumulated depreciation of $85,920 and $81,930)	23,725	24,567
Derivative assets	251,003	43,214
Other assets	593,986	201,642

Total assets	$8,409,417	$8,210,189

LIABILITIES AND STOCKHOLDERS’ EQUITY
Unearned premiums	$1,048,064	$1,094,710
Reserve for losses and loss adjustment expenses	2,287,742	1,598,756
Reserve for premium deficiency	583,543	195,646
Long-term debt and other borrowings	958,762	953,524
Variable interest entity debt	85,739	—
Deferred income taxes payable	—	26,705
Derivative liabilities	657,426	1,305,665
Accounts payable and accrued expenses	332,234	314,447

Total liabilities	5,953,510	5,489,453

Commitments and Contingencies (Note 14)
Stockholders’ equity
Common stock: par value $.001 per share; 325,000,000 and 200,000,000 shares authorized at June 30, 2008 and December 31, 2007; 97,631,763 shares issued at June 30, 2008 and December 31, 2007; 80,405,377 and 80,412,974 shares outstanding at June 30, 2008 and December 31, 2007, respectively	98	98
Treasury stock, at cost: 17,226,386 and 17,218,789 shares at June 30, 2008 and December 31, 2007, respectively	(890,052)	(889,478)
Additional paid-in capital	1,338,062	1,331,790
Retained earnings	1,981,046	2,181,191
Accumulated other comprehensive income	26,753	97,135

Total stockholders’ equity	2,455,907	2,720,736

Total liabilities and stockholders’ equity	$8,409,417	$8,210,189

See notes to unaudited condensed consolidated financial statements.

Radian Group Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
(In thousands, except per-share amounts)	2008	2007	2008	2007
Revenues:
Premiums written—insurance:
Direct	$248,660	$252,587	$511,266	$512,612
Assumed	13,043	28,066	37,314	52,596
Ceded	(39,058)	(38,234)	(81,629)	(74,359)

Net premiums written	222,645	242,419	466,951	490,849
Decrease (increase) in unearned premiums	26,492	(24,409)	24,107	(58,332)

Net premiums earned—insurance	249,137	218,010	491,058	432,517
Net investment income	65,128	62,650	131,107	123,646
Change in fair value of derivative instruments	56,226	(66,246)	764,035	(17,829)
Net (losses) gains on other financial instruments	(8,251)	25,694	(63,135)	39,439
Other income	3,221	3,102	6,835	6,920

Total revenues	365,461	243,210	1,329,900	584,693

Expenses:
Provision for losses	458,879	173,962	1,041,590	281,004
Provision for premium deficiency	369,807	—	387,897	—
Policy acquisition costs	75,952	24,198	99,858	52,452
Other operating expenses	63,849	57,608	118,990	115,303
Interest expense	13,832	12,360	26,325	25,416

Total expenses	982,319	268,128	1,674,660	474,175

Equity in net income of affiliates	15,704	49,507	28,230	72,279

Pretax (loss) income	(601,154)	24,589	(316,530)	182,797
Income tax (benefit) provision	(208,630)	3,506	(119,644)	48,247

Net (loss) income	$(392,524)	$21,083	$(196,886)	$134,550

Basic net (loss) income per share	$(4.91)	$0.26	$(2.46)	$1.70

Diluted net (loss) income per share	$(4.91)	$0.26	$(2.46)	$1.68

Weighted average number of common shares outstanding—basic	79,967	79,627	79,960	79,295

Weighted average number of common and common equivalent shares outstanding—diluted	79,967	80,545	79,960	80,279

Dividends per share	$0.02	$0.02	$0.04	$0.04

See notes to unaudited condensed consolidated financial statements.

Radian Group Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY (UNAUDITED)

					Accumulated Other Comprehensive Income (Loss)
(In thousands)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Foreign Currency Translation Adjustment	Unrealized Holding Gains (Losses)	Other	Total
BALANCE prior to implementation effects JANUARY 1, 2007	$97	$(931,012)	$1,347,205	$3,489,290	$9,796	$151,934	$247	$4,067,557
Cumulative effect of adoption of FIN No. 48	—	—	—	(21,214)	—	—	—	(21,214)
Cumulative effect of adoption of SFAS No. 155	—	—	—	9,844	—	(9,844)	—	—

BALANCE, JANUARY 1, 2007, as adjusted	97	(931,012)	1,347,205	3,477,920	9,796	142,090	247	4,046,343
Comprehensive income:
Net income	—	—	—	134,550	—	—	—	134,550
Unrealized foreign currency translation adjustment, net of tax of $1,342	—	—	—	—	2,491	—	—	2,491
Unrealized holding losses arising during period, net of tax benefit of $28,743	—	—	—	—	—	(53,378)	—
Less: Reclassification adjustment for net gains included in net income, net of tax of $2,100	—	—	—	—	—	(3,901)	—

Net unrealized gain on investments, net of tax of $30,843	—	—	—	—	—	(57,279)	—	(57,279)

Comprehensive income								79,762
Issuance of common stock under incentive plans	—	63,314	6,197	—	—	—	—	69,511
Issuance of restricted stock	—	—	(35,493)	—	—	—	—	(35,493)
Amortization of restricted stock	—	—	3,534	—	—	—	—	3,534
Stock-based compensation expense-options	—	—	5,095	—	—	—	—	5,095
Treasury stock purchased	—	(22,823)	—	—	—	—	—	(22,823)
Dividends declared	—	—	—	(3,211)	—	—	—	(3,211)

BALANCE, JUNE 30, 2007	$97	$(890,521)	$1,326,538	$3,609,259	$12,287	$84,811	$247	$4,142,718

BALANCE, JANUARY 1, 2008,	$98	$(889,478)	$1,331,790	$2,181,191	$12,142	$86,619	$(1,626)	$2,720,736
Comprehensive loss:
Net loss	—	—	—	(196,886)	—	—	—	(196,886)
Unrealized foreign currency translation adjustment, net of tax of $2,225	—	—	—	—	4,133	—	—	4,133
Unrealized holding losses arising during the period, net of tax benefit of $51,383	—	—	—	—	—	(95,425)	—	—
Less: Reclassification adjustment for net losses included in net loss, net of tax benefit of $11,259	—	—	—	—	—	20,910	—	—

Net unrealized loss on investments, net of tax benefit of $40,123	—	—	—	—	—	(74,515)	—	(74,515)

Comprehensive loss	—	—	—	—	—	—	—	(267,268)
Repurchases of common stock under incentive plans	—	(574)	856	—	—	—	—	282
Issuance of restricted stock	—	—	78	—	—	—	—	78
Amortization of restricted stock	—	—	3,788	—	—	—	—	3,788
Stock-based compensation expense	—	—	1,550	—	—	—	—	1,550
Dividends declared	—	—	—	(3,259)	—	—	—	(3,259)

BALANCE, JUNE 30, 2008	$98	$(890,052)	$1,338,062	$1,981,046	$16,275	$12,104	$(1,626)	$2,455,907

See notes to unaudited condensed consolidated financial statements.

Radian Group Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30
(In thousands)	2008	2007
Cash flows (used in) provided by operating activities	$(185,245)	$229,675

Cash flows from investing activities:
Proceeds from sales of fixed-maturity investments available for sale	193,536	162,393
Proceeds from sales of equity securities available for sale	5,792	16,253
Proceeds from sales of hybrid securities	205,206	200,311
Proceeds from redemptions of fixed-maturity investments available for sale	93,094	98,714
Proceeds from redemptions of fixed-maturity investments held to maturity	7,481	10,818
Proceeds from redemptions of hybrid securities	29,347	42,946
Purchases of fixed-maturity investments available for sale	(340,218)	(418,303)
Purchases of equity securities available for sale	(85,289)	(5,809)
Purchases of hybrid securities	(242,954)	(234,032)
Sales (purchases) of short-term investments, net	263,492	(46,159)
Purchases of other invested assets, net	(1,249)	(6,024)
Purchases of property and equipment, net	(3,283)	(2,996)

Net cash provided by (used) in investing activities	124,955	(181,888)

Cash flows from financing activities:
Dividends paid	(3,259)	(3,211)
Proceeds from issuance of common stock under incentive plans	—	25,042
Excess tax benefits from stock-based awards	—	5,078
Purchase of treasury stock	—	(22,823)
Proceeds from termination of interest-rate swap	12,800	—

Net cash provided by financing activities	9,541	4,086

Effect of exchange rate changes on cash	(1,710)	(936)
(Decrease) increase in cash	(52,459)	50,937
Cash, beginning of period	200,787	57,901

Cash, end of period	$148,328	$108,838

Supplemental disclosures of cash flow information:
Income taxes (received) paid	$(227,753)	$96,823

Interest paid	$28,428	$24,503

Supplemental disclosures of non-cash items:
Stock-based compensation, net of tax	$5,173	$4,194

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

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of all wholly-owned subsidiaries. We have condensed or omitted certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

The financial information presented for interim periods is unaudited; however, such information reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the statement of financial position, results of operations, and cash flows for the interim periods. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or for any other period. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

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

Basic net income per share is based on the weighted average number of common shares outstanding, while diluted net income per share is based on the weighted average number of common shares outstanding and common share equivalents that would be issuable upon the exercise of stock options and other stock-based compensation. As a result of our net loss for the three and six months ended June 30, 2008, 4,371,633 shares of our common stock issued under our stock-based compensation plans were not included in the calculation of diluted earnings per share because they were anti-dilutive.

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

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

We adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) effective January 1, 2008. SFAS No. 159 permits entities to choose to measure financial instruments and certain other items at fair value. Items eligible for fair value measurement by this statement are (i) recognized financial assets and financial liabilities (with some exceptions), (ii) firm commitments that would otherwise not be recognized at inception and that involve only financial instruments, (iii) nonfinancial insurance contracts and warranties that an insurer can settle by paying a third party to provide those goods or services and (iv) host financial instruments resulting from separation of an embedded nonfinancial derivative instrument from a nonfinancial hybrid instrument. We elected to fair value the consolidated net interest margin securities (“NIMS”) variable interest entity (“VIE”) debt at the date the VIEs were consolidated during 2008.

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

2. Fair Value of Financial Instruments

Effective January 1, 2008, we adopted SFAS No. 157, which as discussed in Note 1, defines fair value, establishes a fair value hierarchy and requires additional disclosures for financial assets and liabilities measured at fair value. Financial instruments reported in investments (excluding held-to-maturity securities and equity-method investments) and derivative assets and liabilities are measured at fair value. In 2008, we elected to also measure at fair value our variable interest entity debt, as allowed by the provisions of SFAS No. 159.

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

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

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

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The following is a list of those assets and liabilities that are measured at fair value by hierarchy level as of June 30, 2008:

(In millions)
Assets and Liabilities at Fair Value (1)	Level I	Level II	Level III	Total
Investment Portfolio:
Fixed maturities available for sale
U.S. government and agency securities	$—	$115.3	$—	$115.3
Municipal and state securities	—	3,900.1	—	3,900.1
Corporate bonds	—	137.4	0.3	137.7
Asset-backed securities	—	317.2	—	317.2
Foreign government securities	—	102.2	—	102.2
Other	—	—	5.2	5.2

Total fixed maturities available for sale	—	4,572.2	5.5	4,577.7

Equity securities available for sale	221.8	79.1	—	300.9
Trading securities
Municipal and state securities	—	413.2	—	413.2
Equity securities	—	40.5	1.0	41.5
Other	—	0.1	2.9	3.0

Total trading securities	—	453.8	3.9	457.7

Hybrid securities	—	543.7	1.0	544.7
Short-term investments
Money market instruments	359.0	—	—	359.0
U.S. government and agency securities	—	6.5	—	6.5
Municipal and state securities	—	0.9	—	0.9
Corporate bonds	—	0.2	—	0.2

Total short-term investments:	359.0	7.6	—	366.6

Total Investments at Fair Value	580.8	5,656.4	10.4	6,247.6

Derivative Assets:
Put options on committed preferred securities (“CPS”)	—	—	110.1	110.1
NIMS VIE derivative assets (2)	—	—	10.7	10.7
Financial Guaranty credit derivative assets:
Corporate collateralized debt obligation (“CDO”) assets	—	—	70.2	70.2
Non-Corporate CDO assets	—	—	59.4	59.4
Assumed financial guaranty credit derivative assets	—	—	0.6	0.6

Total Financial Guaranty credit derivative assets	—	—	130.2	130.2

Total Derivative Assets	—	—	251.0	251.0

Total Assets at Fair Value	$580.8	$5,656.4	$261.4	$6,498.6

Derivative Liabilities:
NIMS credit derivatives	$—	$—	$149.8	$149.8
Financial Guaranty credit derivative liabilities:
Corporate CDO liabilities	—	—	18.3	18.3
Non-Corporate CDO liabilities	—	—	302.0	302.0
Assumed financial guaranty credit derivative liabilities	—	—	28.6	28.6

Total Financial Guaranty credit derivative liabilities	—	—	348.9	348.9
Mortgage Insurance domestic and international credit default swaps (“CDS”)	—	—	158.7	158.7

Total Derivative Liabilities	—	—	657.4	657.4

Variable interest entity debt (3)	—	—	85.7	85.7

Total Liabilities at Fair Value	$—	$—	$743.1	$743.1

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(1)	Excludes fixed maturities held-to-maturity and other invested assets accounted for as equity-method investments as these investments are not measured at fair value.
(2)	Represents consolidated derivative assets related to the residual interests held by the VIE utilized to structure our NIMS credit derivatives that required consolidation due to control provisions in our guarantee contracts.
(3)	Represents consolidated debt issued by the VIE utilized to structure our NIMS credit derivatives that require consolidation upon our becoming the primary beneficiary of the VIE.

The fair value of our financial instruments is determined from market pricing when available; otherwise, fair value is based on estimates using present value or other valuation methodologies. Liability amounts include adjustments related to our own non-performance risk. These estimates result in a fair value estimate of the amount that would be exchanged to transfer the asset or liability to a third party with a similar credit rating in an orderly market, if one existed. Considerable judgment is required to interpret available market data to develop the estimates of fair value. Where market pricing is not available, fair value estimates are reconciled or calibrated to market-based information, if available to us. The estimates presented herein are not necessarily indicative of the amount we could actually realize in a current market exchange. The use of different market assumptions or estimation methodologies may have a material effect on our estimated fair value amounts. Also, changes in our credit spreads over time will have a material effect on our derivative fair values. Following is a description of our valuation methodologies for financial assets and liabilities measured at fair value.

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

Corporate bonds—The fair value of corporate bonds is estimated using recently executed transactions and market quotes. In addition, a spread model is used to incorporate early redemption features, when applicable. These securities are categorized in Level II or Level III of the fair value hierarchy.

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

Equity securities—The fair value of these securities is generally estimated using observable market data and bid prices from market makers and broker dealers. Generally, these securities are categorized in Level I of the fair value hierarchy as observable market data is available on these securities and they are frequently traded. Other securities that are not as liquid are categorized in Level II of the fair value hierarchy.

Other investments—The fair value of these securities is generally estimated by discounting estimated future cash flows. Also included in this category are residential mortgage-backed securities (“RMBS”) bonds valued using internally-generated models. These securities are categorized in Level III of the fair value hierarchy.

Derivative Assets and Liabilities

Fair value is defined as the price that would be received in connection with the sale of an asset or that would be paid to transfer a liability. In determining an exit market, we consider the fact that most of our derivative contracts are unconditional and irrevocable, and contractually prohibit us from transferring them to other capital market participants. Accordingly, there is no principal market, as defined by SFAS No. 157, for such highly structured insured credit derivatives. In the absence of a principal market, we value these insured credit derivatives in a hypothetical market where market participants include other monoline financial guaranty insurers with similar credit quality, as if the risk of loss on these contracts could be transferred to other financial guaranty insurance and reinsurance companies, and we believe, in the absence of a principal market, this provides the most relevant information with respect to fair value estimates.

We determine the fair value of our derivative assets and liabilities using internally-generated models. We reconcile or calibrate key inputs to market-based information, when available. Beginning in the first quarter of 2008, in accordance with SFAS No. 157, we made an adjustment to our derivative liabilities valuation methodology to account for our own non-performance risk by incorporating our observable credit default swap spread into the determination of the fair value of our credit derivatives. Our five-year credit default swap spread widened by 2,493 basis points to 2,530 basis points from January 1, 2007 to June 30, 2008. Considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates are not necessarily indicative of amounts we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a significant effect on the estimated fair value amounts.

Put Options on CPS—The fair value of our put options on CPS is estimated based on the present value of the spread differential between the current market rate of issuing a perpetual preferred security and the maximum rate of a perpetual preferred security as specified in our put option agreements. In determining the current market rate, consideration is given to our current CDS spread as well as market observation of similar securities issued, when available. The spread differential is assumed to be fixed in perpetuity at the balance sheet date and the annual differential cost is discounted at our current CDS spread, adjusted for a market-implied recovery rate. The put options on CPS are categorized in Level III of the fair value hierarchy.

The change in fair value of these put options will fluctuate with changes in our CDS spread. As discussed above, our CDS spread has widened significantly since 2007, and given this volatility, it is difficult to predict

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

with reasonable likelihood the magnitude of future changes. The sensitivity of our CDS spread to our June 30, 2008 fair value, assuming as of June 30, 2008 a 1,000 basis point widening, was an unrealized gain of approximately $5 million, while a 1,000 basis point tightening would have resulted in an unrealized loss of $10 million. The put options on CPS are categorized in Level III of the fair value hierarchy.

NIMS credit derivatives and NIMS VIE derivative assets—NIMS credit derivatives are financial guarantees we have issued on NIMS which we are required to account for as derivatives. NIMS VIE derivative assets represent derivative assets in the NIMS trusts that we are required to consolidate in accordance with FIN No. 46R, “Consolidation of Variable Interest Entities” (“FIN No. 46R”). See Note 4. The gains and losses on these financial instruments are derived from internally-generated models. We use market-based roll rates and internally-developed loss assumptions to estimate losses in each securitization underlying either the NIMS credit derivatives or the NIMS VIE derivative assets. We then project prepayment speeds on the underlying collateral in each securitization, incorporating actual and historical prepayment experience. The estimated loss and prepayment speeds are used to estimate the cash flows for each underlying securitization and NIMS bond, and ultimately, to produce the projected credit losses for each NIMS bond. In addition to expected credit losses, the fair value for each NIMS credit derivative is approximated by incorporating future expected premiums to be received from the NIMS trust. The projected net losses are discounted using a rate of return that incorporates our own non-performance risk, and based on our current credit default swap spread level, results in a significant reduction of the derivative liability. Because NIMS guarantees are not market-traded instruments, considerable judgment is required in estimating fair value. The use of different assumptions and/or methodologies could have a significant effect on estimated fair values. The NIMS credit derivatives are categorized in Level III of the fair value hierarchy. As a result of having to consolidate several NIMS structures, the derivative assets held by the NIMS VIE are also fair valued using the same internally-generated valuation model. Expected losses are estimated for each transaction using projected default rates based on historical experience of similar transactions. There are no collateral recovery rates assumed given the loss position of the NIMS in the transaction structures.

Changes in our expected credit losses on NIMS could have a significant impact on our fair value estimate. The net present value of our expected credit losses, using a risk-free discount rate, was $450 million as of June 30, 2008, which is our best estimate of settlement value and represents 93% of our total maximum loss exposure of $485 million. The fair value of our total net liabilities related to NIMS as of June 30, 2008, was $225 million. Our fair value methodology incorporates a discount rate that is based on our credit default swap spread, which has resulted in a fair value amount that is substantially less than the expected settlement. Changes in the loss estimates will impact the market value directly, reduced only by the present value factor, which is dependent on the timing of the expected losses. Expected losses are estimated for each transaction using projected default rates based on historical experience of similar transactions. There are no collateral recovery rates assumed given the loss position of the NIMS in the transaction structures. The NIMS VIE derivative assets are also categorized in Level III of the fair value hierarchy.

Corporate CDOs—The estimated fair value of these direct derivative financial guaranty contracts is derived from internally-generated models. The fair value of each of our Corporate CDO contracts is calculated as the net present value of the difference between the contractual premium and our estimate of the premium that a financial guarantor of similar credit quality would charge us to provide the same credit protection as of the measurement date (“the fair premium”) when transferring our obligations. Fair value amounts derived from our model are generated using market-based inputs to the extent available; the most significant variable used in determining the fair premium are market spreads identified through the credit default swap index (“CDX”), which is an industry standard credit default swap index. Credit spreads on individual issuers in our collateral pool are used to derive an equivalent risk tranche on the CDX index. When credit spreads on individual issuers are not available, the average credit spread of similar companies is used. Other factors that are considered before determining the equivalent risk tranche for each transaction include differences between standard CDX collateral and our tailored

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

portfolios in terms of geographic and sector composition, as well as the remaining life of the transaction. Once the equivalent risk tranche is established, observed changes in those market CDX spreads establish changes to the fair premium for each transaction. The observed changes in the spreads reflect pricing for deals that require collateral posting for changes in fair value that create a payable to our counterparties. Finally, in order to adjust for our non-performance risk, we use the market-implied default probability derived from our CDS spread curve and the relative relationship between a potential underlying collateral default and potential default by us. Because our contracts do not require collateral to be posted against our fair value liabilities, this adjustment for non-performance risk is more significant than other market participants whose contracts do require collateral posting. The present value of our fair premium is determined by discounting the projected fair premium amounts determined as described above using our CDS spread curve plus a risk-free rate.

Our estimated fair value of Corporate CDOs could change significantly given changes in the CDX spread. As of June 30, 2008, a 25 basis point change in the spread on an equivalent risk tranche of the CDX index would have resulted in a change of approximately $6 million to our fair value asset of $65 million, assuming our own credit default swap spread remains constant. As of June 30, 2008, a 1,000 basis point widening or tightening in our credit default swap spread, assuming the CDX spread remains constant, would have resulted in an immaterial change to our current fair value. Because our credit default swap spread is at such a wide level, the current fair value amount is relatively insensitive to reasonably likely changes. These credit derivatives are categorized in Level III of the fair value hierarchy.

Non-Corporate CDOs—The estimated fair value of these direct financial guaranty derivative contracts relates to our guaranty of Trust Preferred securities (“TRUPS”) CDOs, RMBS CDOs, CMBS CDOs and CDOs backed by other asset classes such as credit card receivables, municipal bonds, project finance and auto loans. Like our Corporate CDOs, the fair value of our Non-Corporate CDO contracts is calculated as the net present value of the difference between the contractual premium and our estimate of the fair premium. The fair premium is estimated using dealer quotes on similarly structured transactions when available. When dealer quotes are not available, we utilize internal models to estimate fair premium amounts. The methodologies utilized to determine these fair premiums are described below.

For our RMBS and CMBS CDOs, we derive our fair premium amounts by utilizing the observed market spreads of ABX, CMBX and TABX indices, and making adjustments to the indices to account for differences in our collateral. We develop a tranche-collateral sensitivity factor that adjusts the observed tranche price movement from these indices to the collateral price movement by taking into account differences for each deal, such as rating. The resulting spread after adjustment represents the fair premium before considering Radian’s non-performance risk adjustment.

The estimated fair values of TRUPS are derived from internally-generated models where the change in fair premium is calculated based on the weighted average CDS spread of a group of investment grade and high yield institutions whose market risk is similar to the specific financial institutions underlying our TRUPS, which do not have observable CDS spreads or other market indices. These collateral CDS spreads, are then used to determine the corresponding change in the spread of the tranche that our contracts insure, by developing a loss curve based on collateral CDS spreads and then using the loss curve to determine implied market spreads on our insured tranche for each transaction. Further adjustments to these spreads are then calculated for each transaction based on its remaining average life. The resulting spread after applying these adjustments is the fair premium before Radian’s non-performance risk adjustment.

In instances where dealer quotes are not available and market indices are not available or not appropriate, we utilize an internal model, similar to those used by other monoline insurers, to estimate fair value. This model estimates fair premium based on a market rate of return that would be required for a monoline insurer to

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

undertake the contract risk. The fair premium amount is calculated as the premium required to achieve a market rate of return over an internally developed economic capital amount, expected losses and other expenses. Expected losses are projected by our model based on current rating, tenor, asset class, and current par outstanding for each deal.

For all of our non-Corporate CDOs, an adjustment to the fair value amounts described above is also made to incorporate our own non-performance risk. This methodology is described above under Corporate CDOs.

Changes in our estimated fair values primarily result from changes in observed indices as discussed above where available. A 25 basis point change in these observed indices would have resulted in a change of $1 million to our fair value liability of $237 million as of June 30, 2008. We utilize our CDS spread curve, along with other assumptions regarding the correlation of underlying collateral default to our default as of the end of the valuation period, in order to adjust the fair market value to reflect the market’s perception of our non-performance risk. As of June 30, 2008, a 1,000 basis point widening or tightening in our credit default swap spread, assuming other observed index spreads remain constant, would have resulted in an immaterial change to our current fair value. Because our credit default swap spread is at such a wide level, the current fair value amount is relatively insensitive to reasonably likely changes. These credit derivatives are categorized in Level III of the fair value hierarchy.

Assumed financial guaranty credit derivatives—In making our own determination of fair value for these credit derivatives, we use information provided to us by our counterparties to these reinsurance transactions, which are the primary insurers (the “primaries”) of the underlying credits, including the primaries’ fair valuations for these credits. The estimated fair value of pooled corporate CDO CDS contracts is based on the primaries’ pricing models that use the Dow Jones CDX for domestic corporate CDS contracts and iTraxx for European corporate CDS contracts. Each index provides price quotes for standard attachment and detachment points for contracts with maturities of three, five, seven and ten years. The quoted index price is calibrated by the primaries to the typical attachment points for that type of CDS contract in order to derive the appropriate value. The value of CDS and collateralized loan obligation (“CLO”) contracts is estimated with reference to the all-in London Interbank Offered Rate (“LIBOR”) spread in the current published JP Morgan High Yield CLO Triple-A Index, which includes a credit and funding component. The primaries’ models used to estimate the fair values of these instruments include a number of factors, including credit spreads, changes in interest rates, changes in correlation assumptions, current delinquencies, recovery rates and the credit ratings of referenced entities. In establishing our fair value marks for these transactions, we assess the reasonableness of the primaries’ valuations by (1) reviewing the primaries’ publicly available information regarding their mark-to-market processes, including methodology and key assumptions; and (2) discussing the changes in fair value with the primaries where the changes appear unusual or do not appear materially consistent with credit loss related information provided by the primaries for these transactions. In each of these quarters, the change in fair value of our assumed financial guaranty credit derivatives represented less than 2.5% of our cumulative unrealized gains or losses on all credit derivatives at June 30, 2008. These credit derivatives are categorized in Level III of the fair value hierarchy.

Mortgage Insurance domestic and international CDS—In determining the estimated fair value of our mortgage insurance domestic CDS, we use the following information: (1) fair value quotes obtained from our counterparties, (2) independent pricing generated internally utilizing observed changes in the ABX index that most closely approximate the collateral underlying our transactions, and (3) on certain transactions, where available, independent price quotes from a nationally recognized pricing firm. In determining the estimated fair value of our mortgage insurance international CDS, we use the following information: (1) fair value quotes from our counterparties, which are based on quotes for transactions with similar underlying collateral from market

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

makers and other broker dealers, and (2) in the absence of observable market data for these deals, a review of monthly information regarding the performance of the underlying collateral and discussion with our counterparties regarding any unusual or inconsistent changes in fair value. In either case, in the event there are material inconsistencies in the inputs to determination of estimated fair value, they are reviewed and a final determination is made by management in light of the specific facts and circumstances surrounding each price. These credit derivatives are categorized in Level III of the fair value hierarchy.

Changes in our expected credit losses on Mortgage Insurance domestic CDS could have a significant impact on our fair value estimate for this product, with a maximum loss exposure of $206 million. Changes in the loss estimates will impact the market value directly, reduced only by the present value factor, which is dependent on the timing of the expected losses. However, in light of our comparatively small amount of notional exposure to mortgage insurance domestic CDS, we do not expect changes in the fair value of this product to materially impact the overall fair value of our credit derivatives. The change in fair value of our mortgage insurance international CDS represented less than 2% of our cumulative unrealized gains or losses on all credit derivatives.

The following table is a rollforward of Level III assets and liabilities measured at fair value for the quarter ended June 30, 2008:

(In millions)	Beginning Balance at March 31, 2008	Realized Gains/ (Losses)	Unrealized Gains/(Losses)	Purchases, Sales, Issuances & Settlements	Transfers Into (Out of) Level III (2)	Ending Balance at June 30, 2008
Level III Assets
Investments:
Hybrid securities	$—	$—	$—	$1.0	$—	$1.0
Corporate bonds	—	—	—	—	0.3	0.3
Equity securities	0.1	—	—	—	0.9	1.0
Other investments	9.3	(1.6)	(0.3)	0.7	—	8.1

Total Investments	9.4	(1.6)	(0.3)	1.7	1.2	10.4
NIMS derivative assets	16.5	—	(8.5)	2.7	—	10.7
Put options on CPS	78.0	(1.4)	32.0	1.5	—	110.1

Total Level III assets, net	$103.9	$(3.0)	$23.2	$5.9	$1.2	$131.2

Level III Liabilities
NIMS credit derivatives	$(232.1)	$3.4	$60.3	$18.6 (1)	$—	$(149.8)
Variable interest entity debt	(100.2)	—	29.5	(15.0)	—	(85.7)
Mortgage Insurance domestic and international CDS	(121.4)	1.2	(38.0)	(0.5)	—	(158.7)
Financial Guaranty credit derivatives, net:
Corporate CDOs	23.6	11.9	27.6	(11.2)	—	51.9
Non-Corporate CDOs	(216.0)	2.4	(26.4)	(2.6)	—	(242.6)
Assumed financial guaranty contracts	(19.3)	(6.3)	(8.7)	6.3	—	(28.0)

Total Financial Guaranty credit derivatives, net	(211.7)	8.0	(7.5)	(7.5)	—	(218.7)

Total Level III liabilities, net	$(665.4)	$12.6	$44.3	$(4.4)	$—	$(612.9)

(1)	Included in this amount is an $8.6 million reduction related to our purchase of NIMS bonds that we guarantee, which is part of our loss mitigation efforts.
(2)	Transfers are assumed to be made at the end of the period.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

The following table is a rollforward of Level III assets and liabilities measured at fair value for the six months ended June 30, 2008:

(In millions)	Beginning Balance at January 1, 2008	Unearned Premiums Reclass January 1, 2008 (2)	Realized Gains/ (Losses)	Unrealized Gains/(Losses)	Purchases, Sales, Issuances & Settlements	Transfers Into (Out of) Level III (3)	Ending Balance at June 30, 2008
Level III Assets
Investments:
Hybrid securities	$6.7	$—	$—	$—	$1.0	$(6.7)	$1.0
Corporate	—	—	—	—	—	0.3	0.3
Equity securities	0.1	—	—	—	—	0.9	1.0
Other investments	12.1	—	(5.3)	—	1.3	—	8.1

Total Investments	18.9	—	(5.3)	—	2.3	(5.5)	10.4
NIMS derivative assets	—	—	—	(8.5)	19.2	—	10.7
Put options on CPS	35.2	—	(2.8)	74.8	2.9	—	110.1

Total Level III assets, net	$54.1	—	$(8.1)	$66.3	$24.4	$(5.5)	$131.2

Level III Liabilities
NIMS credit derivatives	$(433.9)	$(4.0)	$10.2	$159.0	$118.9 (1)	$—	$(149.8)
Variable interest entity debt	—	—	—	29.5	(115.2)	—	(85.7)
Mortgage Insurance domestic and international CDS	(86.2)	(3.6)	3.6	(70.3)	(2.2)	—	(158.7)
Financial Guaranty credit derivatives, net:
Corporate CDOs	(485.5)	(14.3)	23.0	550.4	(21.7)	—	51.9
Non-Corporate CDOs	(277.7)	(1.4)	5.0	36.6	(5.1)	—	(242.6)
Assumed financial guaranty contracts	(14.4)	—	(6.3)	(13.6)	6.3	—	(28.0)

Total Financial Guaranty credit derivatives, net	(777.6)	(15.7)	21.7	573.4	(20.5)	—	(218.7)

Total Level III liabilities, net	$(1,297.7)	$(23.3)	$35.5	$691.6	$(19.0)	$—	$(612.9)

(1)	Included in this amount is a $30.1 million reduction related to our purchase of NIMS bonds that we guarantee, which is part of our loss mitigation efforts.
(2)	These unearned premiums were reclassified after adoption of an agreement with member companies of the Association of Financial Guaranty Investors (“AFGI”) in consultation with the staffs of the Office of the Chief Accountant and the Division of Corporate Finance of the SEC. This reclassification was implemented in order to increase comparability of our financial guaranty companies with derivative contracts.
(3)	Transfers are assumed to be made at the end of the period.

At June 30, 2008, our total Level III assets approximated 4.0% of total assets measured at fair value and our total Level III liabilities accounted for 100.0% of total liabilities measured at fair value. Realized and unrealized gains and losses on Level III assets and liabilities in the rollforward represent gains and losses for the periods in which they were classified as Level III. In the first half of 2008, credit spreads on underlying collateral, both corporate credit spreads and asset-backed spreads, widened significantly, which resulted in large unrealized losses on these positions. Offsetting these losses, due to the incorporation of our non-performance risk into our

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

fair value measurements as required by SFAS No. 157, the fair value of our liabilities was reduced by approximately $2.0 billion, in the aggregate. The largest component of this reduction in value related to the valuation of our Corporate CDOs. The credit protection we offer on Corporate CDOs is generally senior investment grade debt, which carries a weighted average spread of approximately 112 basis points. Based on the June 30, 2008 parent company CDS spread of 2,530 basis points, the market valuation of our credit protection of these highly rated underlying tranches is minimal at June 30, 2008, resulting in a very low discounted fair premium amount.

At June 30, 2008, we also consolidated certain NIMS transactions requiring the reversal of a $75.0 million NIMS credit derivative liability and the recognition of VIE debt of $85.7 million and NIMS derivative assets of $10.7 million. During the first quarter of 2008, we transferred some of our hybrid securities from Level III to Level II due to the fact that at the time the securities were purchased there was no active market or observable inputs. These securities were more frequently traded, which provided observable inputs for our valuation. Realized and unrealized gains and losses on investments and VIE debt included in Level III are generally recorded in net gains (losses) on other financial instruments; unrealized gains and losses of certain RMBS securities included in other investments were reflected in change in fair value of derivative instruments. Realized and unrealized gains and losses on all other Level III derivative assets and liabilities are recorded in change in fair value of derivative instruments.

SFAS No. 159 permits certain financial assets and liabilities to be measured at fair value. In 2008, we elected to record at fair value the consolidated NIMS VIE debt. We elected to fair value these instruments in order to more accurately reflect a value that reflects our financial guaranty obligations associated with the NIMS. At June 30, 2008, the face value of our consolidated liability is $149.0 million and includes $14.8 million that has been issued by our consolidated trusts, but is not guaranteed by us.

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

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

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

Accordingly, certain securities that were previously classified as trading securities or fixed maturities available for sale on our condensed consolidated balance sheets were reclassified to hybrid securities on our condensed consolidated balance sheets at the date of adoption. In addition, as allowed under the provisions of SFAS No. 155, we elected to record convertible securities at fair value with changes in the fair value recorded as net gains or losses on other financial instruments. At adoption, on January 1, 2007, we recorded an after-tax reclassification, which increased retained earnings and decreased other comprehensive income by $9.8 million, which represented the cumulative adjustment to fair value.

A summary of our derivative assets and liabilities, as of and for the periods indicated, is as follows:

Balance Sheets (In millions)	June 30 2008	December 31 2007
Derivative assets:
Financial Guaranty credit derivative assets	$130.2	$8.0
NIMS VIE derivative assets	10.7	—
Put options on CPS (1)	110.1	35.2

Total derivative assets	251.0	43.2

Derivative liabilities:
Financial Guaranty credit derivative liabilities	348.9	785.6
NIMS	149.8	433.9
Mortgage Insurance domestic and international CDS	158.7	86.2

Total derivative liabilities	657.4	1,305.7

Total derivative liabilities, net	$(406.4)	$(1,262.5)

These amounts represent gross unrealized gains and gross unrealized losses on derivative assets and liabilities.

The notional value of our derivative contracts at June 30, 2008 and December 31, 2007 was $58,643 million and $57,707 million, respectively.

The components of the gain (loss) included in change in fair value of derivative instruments are as follows:

	Three Months Ended June 30		Six Months Ended June 30
Statements of Operations (In millions)	2008	2007	2008	2007
Net premiums earned – derivatives (2)	$20.9	$36.9	$46.1	$71.5
Financial Guaranty credit derivative liabilities	(13.1)	(32.5)	567.8	(7.4)
NIMS	58.5	(60.9)	155.0	(59.5)
Mortgage Insurance domestic and international CDS	(38.9)	(9.7)	(71.2)	(22.4)
Put options on CPS (1)	30.6	—	72.0	—
Other	(1.8)	—	(5.7)	—

Change in fair value of derivative instruments	$56.2	$(66.2)	$764.0	$(17.8)

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(1)	Prior to the fourth quarter of 2007, this amount was immaterial to the condensed consolidated financial statements.
(2)	In previous periods, net premiums earned on derivatives were reported in premiums earned in our condensed consolidated statements of operations. This reclassification is the result of a financial guaranty industry-wide effort, in consultation with the SEC, to present the results from credit derivative transactions consistently.

The application of SFAS No. 133, as amended, could result in volatility from period to period in gains and losses as reported on our condensed consolidated statements of operations. Generally, these gains and losses result from changes in corporate credit or asset-backed spreads and changes in the creditworthiness of underlying corporate entities or the credit performance of the assets underlying an asset-backed security. Any incurred gains or losses on our financial guaranty contracts that are accounted for as derivatives are recognized as a change in the fair value of derivative instruments. Beginning in the first quarter of 2008, as required by the provisions of SFAS No. 157, we also incorporated factors to include our own non-performance risk. This change in methodology resulted in an increase in the change in fair value of derivative instruments of $2.0 billion. We cannot reasonably predict the effect the volatility our fair value estimates may have on our financial position or results of operations for future periods.

4. Variable Interest Entities

As a provider of credit enhancement, we periodically transact with entities that may be VIEs. VIEs are corporations, trusts or partnerships that are established for a limited purpose and must be evaluated in accordance with the guidance in FASB Interpretation No. 46, “Consolidation of Variable Interest Entities (revised)—an interpretation of Accounting Research Bulletin (“ARB”) No. 51” (“FIN No. 46R”). Special purpose entities (“SPEs”), by their nature, are generally not controlled by their equity owners, as the establishing documents govern all material decisions. In accordance with FIN No. 46R, we consolidate VIEs in which we are the primary beneficiary of the variable interests, or a combination of variable interests, that will either (i) absorb a majority of the VIE’s expected losses, (ii) receive a majority of the VIE’s expected residual returns or (iii) both. To determine if we are the primary beneficiary of a VIE, we review, among other factors, the VIE’s design, capital structure, contractual terms, which interests create or absorb variability and related party relationships, if any. Additionally, we may calculate our share of the VIE’s expected losses and expected residual returns based upon the VIE’s contractual arrangements and/or our position in the VIE’s capital structure.

Mortgage Insurance—We guarantee the payment of principal and interest on NIMS which are structured as qualifying special purpose entities. There are certain control provisions in our guarantee contracts that give us the ability to call the NIMS upon certain events of contractual non-performance of third parties. Under these circumstances, the VIE would not be exempt from consolidation considerations under FIN No. 46R. At June 30, 2008, there were 13 such transactions requiring consolidation in our condensed consolidated balance sheets. The amount included in other assets and variable interest entity debt related to these trusts was $10.7 million and $85.7 million, respectively. The consolidated NIMS assets are treated as derivatives in accordance with SFAS No. 133, and recorded at fair value. The consolidated NIMS VIE debt is recorded at fair value as allowed by the provisions of SFAS No. 159.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

The following is summary information related to NIMS trusts as of the dates indicated:

	June 30, 2008
(in millions) VIE Assets	Total NIMS Trust Assets	Radian Exposure to NIMS Assets	Average Rating of Collateral at Inception
NIMS	$603.7	$485.4	BBB to BB

	December 31, 2007
(in millions) VIE Assets	Total NIMS Trust Assets	Radian Exposure to NIMS Assets	Average Rating of Collateral at Inception
NIMS	$730.2	$603.7	BBB to BB

Financial Guaranty—Our involvement with VIEs has a material role in our financial guaranty business as a guarantor of beneficial interests held by third party investors. Our guarantees in the financial guaranty business generally are structured as financial guarantees or credit default swaps guaranteeing principal and interest payments to beneficial interest holders. In certain of these VIEs, we could potentially be the primary beneficiary of the entity’s variable interests through our participation in the VIE and certain beneficial interests. Consequently, we would be required to consolidate the assets and liabilities of the VIE. At June 30, 2008, there were no VIEs that required consolidation in our financial guaranty business.

5. Investments

We classify assets in our investment portfolio into one of three main categories: held to maturity, available for sale or trading securities. Fixed-maturity securities for which we have the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. Investments classified as available for sale are reported at fair value, with unrealized gains and losses (net of tax) reported as a separate component of stockholders’ equity as accumulated other comprehensive income. Investments classified as trading securities are reported at fair value, with unrealized gains and losses reported as a separate component of income. Amortization and accretion are calculated principally using the interest method over the term of the investment. Realized gains and losses on investments are recognized using the specific identification method.

In accordance with SFAS No. 155, effective January 1, 2007, all changes in the fair value of the unbifurcated convertible securities are recorded as net gains or losses on other financial instruments in our condensed consolidated statements of operations. Our transition adjustment related to the adoption of SFAS No. 155 increased retained earnings at January 1, 2007 by $9.8 million, and reduced accumulated other comprehensive income by the same amount. The transition amount includes unrealized gains of $14.1 million (net of tax) and unrealized losses of $4.3 million (net of tax) related to convertible securities at December 31, 2006.

For securities in our investment portfolio, we conduct a quarterly evaluation of declines in market value of the securities to determine whether the decline is other-than-temporary. If a security’s fair value is below its cost basis, and it is judged to be an other-than-temporary decline, the cost basis of the individual security is written down to fair value through earnings as a realized loss and the fair value becomes the new basis for the security. During the second quarter and six months ended June 30, 2008, we recorded approximately $23.1 million and $37.1 million, respectively, of charges related to declines in the fair value of securities (primarily municipal and taxable bonds) considered to be other-than-temporary. During the second quarter and six months ended June 30, 2007, we recorded $0.2 million and $0.8 million, respectively, of charges related to declines in the fair value of securities considered to be other-than-temporary. At June 30, 2008 and 2007, there were no other investments held in the portfolio that were determined to be other-than-temporarily impaired.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Our evaluation of price declines in fair value for other-than-temporary impairment is performed by management on a case-by-case basis. We consider a wide range of factors regarding the security and use our best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Considerations used by us in the impairment evaluation process include, but are not limited to: (i) the length of time and the extent to which the market value has been below cost or amortized cost, (ii) the potential for impairments of securities when the issuer is experiencing significant financial difficulties, (iii) the potential for impairments in an entire industry sector or sub-sector, (iv) the potential for impairments in certain economically depressed geographic locations, (v) the potential for impairments of securities where the issuer, series of issuers or industry has suffered a catastrophic type of loss or has exhausted natural resources, (vi) our ability and intent to hold the security for a period of time sufficient to allow for the full recovery of its value to an amount equal to or greater than cost or amortized cost, (vii) unfavorable changes in forecasted cash flows on asset-backed securities, and (viii) other subjective factors, including concentrations and information obtained from regulators and rating agencies.

The following table shows the gross unrealized losses and fair value of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2008.

(In thousands) Description of Securities	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government securities	$12,206	$252	$200	$3	$12,406	$255
State and municipal obligations	1,042,104	44,526	497,638	41,772	1,539,742	86,298
Corporate bonds and notes	73,541	2,549	12,705	1,090	86,246	3,639
Asset-backed securities	173,678	2,868	34,843	1,109	208,521	3,977
Private placements	7,267	246	1,536	88	8,803	334
Foreign governments	32,314	502	35,689	1,500	68,003	2,002
Equity securities	102,380	8,005	428	146	102,808	8,151

Total	$1,443,490	$58,948	$583,039	$45,708	$2,026,529	$104,656

U.S. government securities

The unrealized losses of 12 months or greater duration as of June 30, 2008 on our investments in U.S. Treasury obligations were caused by interest rate movement. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment. Because we have the ability and intent to hold these investments until a full recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at June 30, 2008.

State and municipal obligations

The unrealized losses of 12 months or greater duration as of June 30, 2008 on our investments in tax-exempt state and municipal securities were caused primarily by interest rate movement. Some securities with exposures to certain sectors, particularly those insured by monoline insurers, experienced credit spread widening during 2007 and 2008. We do not own any securities with underlying non-investment grade ratings that are insured by monoline insurance companies. Because we have the ability and intent to hold these investments until a full recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at June 30, 2008.

Corporate bonds and notes

The unrealized losses of 12 months or greater duration as of June 30, 2008 on the majority of the securities in this category were caused by market interest rate movement. Certain securities, mainly those issued by

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

financial firms with exposure to subprime residential mortgages, experienced spread widening during 2007 and 2008. Because we have the ability and intent to hold these investments until a full recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at June 30, 2008.

Asset-backed securities

The unrealized losses of 12 months or greater duration as of June 30, 2008 on the securities in this category were caused by market interest rate movement. The ABS in our investments are senior tranche positions, collateralized by pools of credit card, auto loan and equipment lease receivables. The ratings of these investments are supported by credit enhancements which include subordination, over-collateralization and reserve accounts. Most of our ABS investments are rated AAA by Standard & Poor’s Ratings Service (“S&P”). Three securities carry S&P investment grade ratings below AAA due to recent ratings downgrades of the financial guarantors for these securities. Because we have the ability and intent to hold these investments until a full recovery of fair value, which may be maturity, we do not consider the investment in these securities to be other-than-temporarily impaired at June 30, 2008.

Private placements

The unrealized losses of 12 months or greater duration as of June 30, 2008 on the majority of the securities in this category were caused by market interest rate movement. Because we have the ability and intent to hold these investments until a full recovery of fair value, which may be maturity, we do not consider the investment in these securities to be other-than-temporarily impaired at June 30, 2008.

Foreign governments

The unrealized losses of 12 months or greater duration as of June 30, 2008 on the majority of the securities in this category were caused by market interest rate movement. We believe that credit quality did not impact security pricing due to the relative high quality of the holdings (i.e., the majority of the securities were highly-rated governments and government agencies or corporate issues with minimum ratings of single-A). Because we have the ability and intent to hold these investments until a full recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at June 30, 2008.

For all investment categories, unrealized losses of less than 12 months in duration were generally attributable to interest rate movement. In addition, certain securities experienced spread widening due to issuers’ exposure to subprime residential mortgages. All securities were evaluated in accordance with our impairment recognition policy covering various time and price decline scenarios. Because we have the ability and intent to hold these investments until a full recovery of fair value, which may be maturity, we do not consider the investment in these securities to be other-than-temporarily impaired at June 30, 2008.

The contractual maturity of securities in an unrealized loss position at June 30, 2008 was as follows:

(In thousands)	Fair Value	Amortized Cost	Unrealized Loss
2008	$2,786	$2,807	$21
2009 – 2012	80,787	81,960	1,173
2013 – 2017	155,816	159,950	4,134
2018 and later	1,684,332	1,775,509	91,177
Equity securities	102,808	110,959	8,151

Total	$2,026,529	$2,131,185	$104,656

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

6. Segment Reporting

We have three reportable segments: mortgage insurance, financial guaranty and financial services. We allocate corporate income and expenses to each of the segments. We evaluate operating segment performance based principally on net income. Summarized financial information concerning our operating segments, as of and for the year-to-date periods indicated, are as follows:

	Three Months Ended June 30		Six Months Ended June 30
Mortgage Insurance (In thousands)	2008	2007	2008	2007
Net premiums written—insurance (1)	$199,030	$197,507	$410,281	$403,918

Net premiums earned—insurance	$205,096	$185,588	$409,361	$365,831
Net investment income	38,941	36,287	77,786	71,846
Change in fair value of derivative instruments	25,173	(49,410)	96,942	(45,072)
Net gains (losses) on other financial instruments	10,444	19,356	(26,289)	30,479
Other income	2,999	2,726	6,490	5,575

Total revenues	282,653	194,547	564,290	428,659

Provision for losses	449,296	180,152	1,020,304	293,006
Provision for premium deficiency	369,807	—	387,897	—
Policy acquisition costs	63,686	12,556	77,146	29,079
Other operating expenses	48,703	43,026	82,873	82,626
Interest expense	7,332	6,341	14,422	13,195

Total expenses	938,824	242,075	1,582,642	417,906

Equity in net income of affiliates	—	—	—	—

Pretax (loss) income	(656,171)	(47,528)	(1,018,352)	10,753
Income tax benefit	(221,988)	(19,326)	(357,713)	(5,747)

Net (loss) income	$(434,183)	$(28,202)	$(660,639)	$16,500

Total assets	$5,037,309	$4,762,306
Total investments	3,919,870	3,545,036
Deferred policy acquisition costs	11,554	70,525
Reserve for losses and loss adjustment expenses	2,120,577	746,095
Derivative liabilities	308,543	—
Unearned premiums	359,080	287,824
Stockholders’ equity	988,773	2,270,272

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

	Three Months Ended June 30		Six Months Ended June 30
Financial Guaranty (In thousands)	2008	2007	2008	2007
Net premiums written—insurance (1)	$23,615	$44,912	$56,670	$86,931

Net premiums earned—insurance	$44,041	$32,422	$81,697	$66,686
Net investment income	26,187	26,320	53,307	51,757
Change in fair value of derivative instruments	31,053	(16,836)	667,093	27,243
Net (losses) gains on other financial instruments	(18,734)	5,609	(36,883)	8,433
Other income	58	126	179	266

Total revenues	82,605	47,641	765,393	154,385

Provision for losses	9,583	(6,190)	21,286	(12,002)
Provision for premium deficiency	—	—	—	—
Policy acquisition costs	12,266	11,642	22,712	23,373
Other operating expenses	15,019	12,938	35,757	27,173
Interest expense	6,500	4,462	11,654	9,058

Total expenses	43,368	22,852	91,409	47,602

Equity in net income of affiliates	—	—	—	—

Pretax income	39,237	24,789	673,984	106,783
Income tax provision	6,768	2,768	225,987	26,846

Net income	$32,469	$22,021	$447,997	$79,937

Total assets	$3,166,316	$2,717,023
Total investments	2,467,199	2,374,941
Deferred policy acquisition costs	173,211	162,023
Reserve for losses and loss adjustment expenses	167,165	163,276
Derivative liabilities	348,883	—
Unearned premiums	688,984	699,964
Stockholders’ equity	1,331,610	1,456,497

(1)	With the exception of trade credit reinsurance products, net premiums written in our financial guaranty reinsurance business are recorded using actual information received from cedants on a one month lag basis. Accordingly, the net premiums written for any given period exclude those from the last month of that period and include those from the last month of the immediately preceding period. The use of information from cedants does not require us to make significant judgments or assumptions because historic collection rates and counterparty strength make collection of all assumed premiums highly likely. There were no material trade credit reinsurance premiums written for the six months ended June 30, 2008 or 2007.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

	Three Months Ended June 30		Six Months Ended June 30
Financial Services (In thousands)	2008	2007	2008	2007
Net premiums written—insurance	$—	$—	$—	$—

Net premiums earned—insurance	$—	$—	$—	$—
Net investment income	—	43	14	43
Change in fair value of derivative instruments	—	—	—	—
Net gains on other financial instruments	39	729	37	527
Other income	164	250	166	1,079

Total revenues	203	1,022	217	1,649

Provision for losses	—	—	—	—
Provision for premium deficiency	—	—	—	—
Policy acquisition costs	—	—	—	—
Other operating expenses	127	1,644	360	5,504
Interest expense	—	1,557	249	3,163

Total expenses	127	3,201	609	8,667

Equity in net income of affiliates	15,704	49,507	28,230	72,279

Pretax income	15,780	47,328	27,838	65,261
Income tax provision	6,590	20,064	12,082	27,148

Net income	$9,190	$27,264	$15,756	$38,113

Total assets	$205,792	$638,756
Total investments	—	—
Deferred policy acquisition costs	—	—
Reserve for losses and loss adjustment expenses	—	—
Derivative liabilities	—	—
Unearned premiums	—	—
Stockholders’ equity	135,524	415,949

A reconciliation of segment net (loss) income to consolidated net (loss) income is as follows:

	Three Months Ended June 30		Six Months Ended June 30
Consolidated (In thousands)	2008	2007	2008	2007
Net (loss) income:
Mortgage Insurance	$(434,183)	$(28,202)	$(660,639)	$16,500
Financial Guaranty	32,469	22,021	447,997	79,937
Financial Services	9,190	27,264	15,756	38,113

Total	$(392,524)	$21,083	$(196,886)	$134,550

For the quarters ended June 30, 2008 and 2007, our domestic premiums earned from all of our segments were $256.9 million and $245.9 million, respectively, and our premiums earned attributable to foreign countries were approximately $13.1 million and $9.0 million, respectively. For the six months ended June 30, 2008 and 2007, our domestic premiums earned from all of our segments were $513.4 million and $484.8 million, respectively, and our premiums earned attributable to foreign countries were approximately $23.7 million and $19.2 million, respectively. In addition, long-lived assets located in foreign countries were immaterial for the periods presented.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

In the mortgage insurance segment, the highest state concentration of primary risk in force at June 30, 2008, was California at 9.5%, compared to 8.4% at June 30, 2007. At June 30, 2008, California accounted for 12.1% of the mortgage insurance segment’s total direct primary insurance in force, compared to 11.9% at June 30 2007, and 11.5% of the mortgage insurance segment’s total pool risk in force at June 30, 2008, compared to 11.6% at June 30, 2007. California also accounted for 13.1% of the mortgage insurance segment’s primary new insurance written in the six months ended June 30, 2008 compared to 21.0% for the six months ended June 30, 2007.

The largest single customer of our mortgage insurance segment (including branches and affiliates of such customer), measured by primary new insurance written, accounted for 21.5% of primary new insurance written during the six months ended June 30, 2008 compared to 26.3% for the six months ended June 30, 2007.

The financial guaranty segment derives a substantial portion of its premiums written from a small number of direct primary insurers. For the six months ended June 30, 2008, two primary insurers accounted for approximately $28.2 million or 34.1% of the financial guaranty segment’s gross written premiums. For the six months ended June 30, 2007, two primary insurers accounted for approximately $36.7 million or 34.5% of the financial guaranty segment’s gross written premiums. No other primary insurer accounted for more than 10% of the financial guaranty segment’s gross written premiums during the six months ended June 30, 2008 or 2007. Gross written premiums and net written premiums are not materially different because we do not cede a material amount of business to reinsurers.

7. Investment in Affiliates

We have a 46.0% equity interest in C-BASS and a 21.8% equity interest in Sherman.

The following table shows the components that make up the investment in affiliates balance:

(In thousands)	June 30 2008	December 31 2007
Sherman	$112,644	$104,315
Other	39	39

Total	$112,683	$104,354

C-BASS

Historically, C-BASS had been engaged as a mortgage investment and servicing company specializing in the credit risk of subprime single-family residential mortgages. As a result of the disruption in the subprime mortgage market during 2007, C-BASS ceased purchasing mortgages and mortgage securities and its securitization activities in the third quarter of 2007 and sold its loan servicing portfolio in the fourth quarter of 2007. On July 29, 2007, we concluded that there were indicators that a material charge for impairment of our investment in C-BASS was required under GAAP. In November 2007, we received financial statements from C-BASS as of September 30, 2007, at which point we made a final determination with respect to impairment.

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

2007 Option Granted to Sherman’s Management.    On September 19, 2007, in connection with the sale of a portion of our equity interests in Sherman, we entered into an Option Agreement with Meeting Street Investments LLC (“MS LLC”), an entity owned by Sherman’s management. Under the Option Agreement, we granted to MS LLC an irrevocable option (the “Call Option”) to require us to sell to MS LLC all of our interests in Sherman at any time during the one year period following September 19, 2007. The purchase price under the Call Option, if exercised, will be equal to: (1) the product of (a) our ownership percentage in Sherman as of the date of sale under the Option Agreement and (b) $1.5 billion, minus (2) 50% of all future distributions made by Sherman with respect to our remaining interests in Sherman through the date of sale under the Option Agreement. The Option Agreement terminates one year from September 19, 2007. We estimated that this call option had a fair value of $0 at June 30, 2008 and December 31, 2007.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2008	2007	2008	2007
Investment in Affiliates-Selected Information:
C-BASS
Balance, beginning of period	$—	$444,591	$—	$451,395
Share of net income for period	—	23,209	—	16,405

Balance, end of period	$—	$467,800	$—	$467,800

Sherman
Balance, beginning of period	$116,929	$143,698	$104,315	$167,412
Share of net income for period	15,704	26,298	28,230	55,874
Dividends received	19,499	—	19,499	51,512
Other comprehensive income	(490)	1,741	(402)	(37)

Balance, end of period	$112,644	$171,737	$112,644	$171,737

Portfolio Information:
Sherman
Total assets	$2,432,122	$1,778,299
Total liabilities	1,960,667	1,469,321

Summary Income Statement:
Sherman
Income
Revenues from receivable portfolios—net of amortization	$280,812	$252,990	$573,377	$504,945
Other revenues	4,820	19,459	10,397	24,975
Derivative mark-to-market	10,210	—	4,883	—

Total revenues	295,842	272,449	588,657	529,920

Expenses
Operating and servicing expenses	177,882	147,516	370,372	287,677
Interest	25,230	18,750	48,812	32,333
Other	14,977	34,434	27,773	57,058

Total expenses	218,089	200,700	446,957	377,068

Net income	$77,753	$71,749	$141,700	$152,852

8. Losses and Loss Adjustment Expenses (“LAE”)—Mortgage Insurance

The following table reconciles our mortgage insurance segment’s beginning and ending reserves for losses and LAE for the six months ended June 30, 2008 (in thousands):

Mortgage Insurance
Balance at January 1, 2008	$1,345,452
Less Reinsurance recoverables	21,992

Balance at January 1, 2008, net	1,323,460
Add losses and LAE incurred in respect of default notices reported and unreported	1,020,304
Deduct losses and LAE paid	399,027

Balance at June 30, 2008, net	1,944,737
Add Reinsurance recoverables	175,840

Balance at June 30, 2008	$2,120,577

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

We have protected against some of the future losses that may occur related to non-prime and riskier products by reinsuring our exposure through transactions (referred to as “Smart Home”) that effectively transfer risk to investors in the capital markets. Smart Home ceded losses recoverable were $44.7 million at June 30, 2008. In addition to Smart Home, we transfer a portion of our risk to captive reinsurance companies affiliated with our lender-customers. Ceded losses recoverable related to captive transactions were $131.1 million at June 30, 2008. The change in reinsurance recoverables on Smart Home and captive transactions is reflected in the provision for losses.

9. Reserve for Premium Deficiency

The reserve for premium deficiency is comprised of a $421.8 million reserve for first-lien loans and a $161.7 million reserve for second-lien loans.

The following table reconciles our mortgage insurance segment’s beginning and ending reserve for premium deficiency for the six months ended June 30, 2008 (in thousands):

Balance at January 1, 2008	$195,646
Add:
Net increase in expected ultimate second-lien losses	9,676
Net decrease in expected ultimate second-lien premiums and unearned premium reserve	23,374
Recognition of first-lien premium deficiency	421,825
Deduct:
Increase in second-lien reserves	(66,978)

Balance at June 30, 2008	$583,543

We perform a quarterly evaluation of our expected profitability for in force contracts, by business line, over the life of the business. A premium deficiency is established, if necessary, when the present value of expected losses and expenses exceeds the present value of expected future premiums and existing reserves. Our first- and second-lien products are considered separate lines of business as each product is managed separately, priced differently and has a different customer base.

During the second quarter of 2008, we determined that a premium deficiency existed on our first-lien products. We recorded a premium deficiency reserve of $421.8 million. The gross amount of expected losses and expenses was $5.9 billion, which were offset by the gross amount of expected premiums of $2.8 billion and reinsurance recoverables of $740 million. The net present value of expected losses and expenses was $4.7 billion offset by the present value of expected future premiums of $2.5 billion and already established reserves of $1.8 billion. The rate of return used to arrive at these discounted amounts was 4.21% at June 30, 2008, which is our expected portfolio yield over the average duration of our first-lien portfolio. Expected losses include an assumed claim rate of approximately 14% on our total first-lien risk in force, including 10% on prime and 23% on subprime and Alt-A. There is significant uncertainty regarding ultimate claim frequency, and minor changes in home prices can have a significant impact on the claim rate and resulting losses.

We believe a 3% change in the ultimate claim frequency of 14% indicated above is reasonably possible given the uncertainty inherent in present market conditions. If claim rates were to increase by 3% to a total of 17%, the premium deficiency reserve would increase to $1.1 billion. If claim rates were to decrease by a similar percentage to a total of 10%, no premium deficiency reserve would be required.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

10. Long-Term Debt and Other Borrowings

The composition of our long-term debt and other borrowings at June 30, 2008 and December 31, 2007 was as follows:

(In thousands)	June 30 2008	December 31 2007
5.625% Senior Notes due 2013	$259,457	$254,292
7.75% Debentures due 2011	249,639	249,585
5.375% Senior Notes due 2015	249,666	249,647
Borrowings under unsecured revolving credit facility	200,000	200,000

	$958,762	$953,524

In February 2003, we issued $250 million of unsecured senior notes. These notes bear interest at the rate of 5.625% per annum, payable semi-annually on February 15 and August 15. These notes mature in February 2013. We have the option to redeem some or all of the notes at any time with not less than 30 days’ notice at a redemption price equal to the greater of the principal amount of the notes or the sum of the present values of the remaining scheduled payments of principal and interest on the notes to be redeemed. In April 2004, we entered into interest-rate swap contracts that effectively convert the interest rate on this fixed-rate debt to a variable rate based on a spread over the six-month LIBOR. We terminated these swaps in January 2008. The basis adjustment of $11.5 million that was recorded as an increase to the long-term debt carrying value is being amortized to interest expense.

We have a $250 million revolving credit facility, with $200 million in outstanding loans. On August 7, 2008, we and the necessary lenders signed an amendment to our credit facility to allow us to, among other things, contribute our equity interest in Radian Asset Assurance to Radian Guaranty. In exchange for this and certain other flexibility, the amendment requires us, among other things, (a) to further reduce the total outstanding principal amount from $200 million to $150 million (with further reductions to a minimum of $100 million to take place if certain repayment events occur) and (b) to pledge our equity interest in Sherman to secure our obligations to our lenders prior to the time that we contribute our equity interests in Radian Asset Assurance. In addition, we agreed to pay a fee to the administrative agent for the facility. We expect to satisfy all amendment closing requirements during the third quarter of 2008 and to correspondingly reduce the outstanding loan by $50 million. Previously, on April 30, 2008, we entered into an amendment to this credit facility, which became effective May 15, 2008. The amendment modified the credit agreement and related loan documents, among other things, by (a) reducing the commitment size from the original $400 million to $250 million (with further reductions to a minimum of $150 million to take place if certain repayment events occur), (b) increasing the pricing under the credit agreement, (c) eliminating the ratings covenant contained in Section 6.10 of the credit agreement, and (d) securing the credit agreement with a security interest in certain collateral. This security interest was affected primarily through a lien in favor of the lenders to the facility in (i) our ownership interests in certain of our first-tier subsidiaries and (ii) substantially all our other personal property. In addition, we granted a lien in our ownership interest in Radian Guaranty in favor of the lenders to the facility and the holders of the securities issued under our public indentures.

Under the amended credit agreement, we and our material subsidiaries are subject to a number of other business and financial covenants and events of default, including without limitation, maintaining at all times a Consolidated Net Worth (as defined in the amended credit agreement) of not less than $1.75 billion, plus an amount equal to 75% of the net proceeds of any equity issuance following the effective date of the amendment, subject to certain limited qualifications. The credit agreement, as amended, contains limitations on indebtedness,

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

liens, mergers, consolidations, liquidations and sales, payment of dividends, investments, loans and advances and optional payments and modifications of subordinated and other debt instruments.

11. Income Taxes

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

Given our inability to accurately estimate our pre-tax loss, which directly affects our ability to project an effective tax rate for the full year, we believe it is appropriate to book our income tax expense based on the actual results of operations as of June 30, 2008.

As of June 30, 2008, we have a net deferred tax asset (“DTA”) in the amount of $171.6 million. We believe that it is more likely than not that these assets will be realized. As such, no valuation allowance was established. The following factors were considered in reaching this conclusion:

•	$270 million of taxable income is available in tax return carryback years. This would yield a recovery of approximately $94.5 million of deferred tax assets.

•

Approximately $71.4 million of the net DTA relates to mark-to-market losses on our financial guaranty derivative instruments, which we expect will result in very limited claim payments. We intend to hold these instruments until maturity and believe that the associated DTA will reverse over time as credit spreads relating to these instruments tighten.

•

We performed a taxable income projection in a hypothetical extraordinary loss scenario and concluded that our projected taxable income from insurance operations, our investment portfolio, and our affiliated investments will be sufficient to recover our deferred tax assets.

The need for a valuation allowance will continue to be reviewed on a quarterly basis and no assurances can be made with regard to whether a valuation allowance will be needed in the future.

12. Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60” (“SFAS No. 163”). SFAS No. 163 clarifies how SFAS No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS No. 60”) applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. The scope of SFAS No. 163 is limited to financial guarantee insurance (and reinsurance) contracts issued by insurance enterprises included within the scope of SFAS No. 60. SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS No. 163 does not apply to financial

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

guarantee insurance contracts accounted for as derivative contracts under SFAS No. 133. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities. Accordingly, we will adopt SFAS No. 163 effective January 1, 2009 and include disclosures regarding our risk-management activities in the third quarter ending September 30, 2008. Management is currently evaluating the impact of the adoption of SFAS No. 163, which could be material.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of APB No. 51” (“SFAS No. 160”). The objective of SFAS No. 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in consolidated financial statements by establishing accounting and reporting standards. These standards require that: (i) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; (ii) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of operations; (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; (iv) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value; and (v) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Management currently is considering the impact and disclosure requirements that may result from the adoption of SFAS No. 160.

13. Selected Financial Information of Registrant—Radian Group Inc.

The following is selected financial information for the parent company:

(In thousands)	June 30 2008	December 31 2007
Investment in subsidiaries, at equity in net assets	$3,148,516	$3,496,089
Total assets	3,448,337	3,709,285
Long-term debt and other borrowings	958,762	953,524
Total liabilities	992,430	988,549
Total stockholders’ equity	2,455,907	2,720,736
Total liabilities and stockholders’ equity	3,448,337	3,709,285

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

14. Commitments and Contingencies

As previously disclosed, in August and September 2007, two purported stockholder class action lawsuits, Cortese v. Radian Group Inc. and Maslar v. Radian Group Inc., were filed against Radian Group Inc. and individual defendants in the U.S. District Court for the Eastern District of Pennsylvania. The complaints, which are substantially similar, allege that we were aware of and failed to disclose the actual financial condition of C-BASS prior to our declaration of a material impairment to our investment in C-BASS. On January 30, 2008, the Court ordered that the cases be consolidated into In re Radian Securities Litigation and appointed the Institutional Investors Iron Workers Local No. 25 Pension Fund (“Iron Workers”) and the City of Ann Arbor Employees’ Retirement System (“Ann Arbor”) Lead Plaintiffs in the case. On April 16, 2008, a consolidated and amended complaint was filed, adding one additional defendant. On June 6, 2008, we filed a motion to dismiss this case, which plaintiffs have opposed in a memorandum of law filed with the court on July 25, 2008. While it is still very early in the pleadings stage, we do not believe that the allegations in the consolidated cases have any merit and we intend to defend against this action vigorously.

As previously disclosed, in April 2008, a purported class action lawsuit was filed against Radian Group, the Compensation and Human Resources Committee of our board of directors and individual defendants in the U.S. District Court for the Eastern District of Pennsylvania. The complaint alleges violations of the Employee Retirement Income Securities Act as it relates to our Savings Incentive Plan. The named plaintiff is a former employee of ours. On July 25, 2008, we filed a motion to dismiss this case. We believe that the allegations are without merit, and intend to defend against this action vigorously.

On June 26, 2008, we filed a complaint for declaratory judgment in the United States District Court for the Eastern District of Pennsylvania, naming IndyMac Bank (“IndyMac”), Deutsche Bank National Trust Company, Financial Guaranty Insurance Company (“FGIC”), AMBAC Assurance Corporation and MBIA Insurance Corporation as defendants. The suit involves three Radian pool policies covering second-lien mortgages, entered into in late 2006 and early 2007 with respect to loans originated by IndyMac. We are in a second loss position behind IndyMac and in front of three defendant financial guaranty companies. We are alleging that the representations and warranties made to us to induce us to issue the policies were materially false, and that as a result, the policies should be void. The total amount of our claim liability is approximately $77 million. We have established loss reserves equal to the total amount of our exposure to these transactions. On June 27, 2008, IndyMac filed a suit against us in California State Court in Los Angeles on the same policies, alleging that we have wrongfully denied claims or rescinded coverage on the underlying loans. We are moving to have that suit removed to federal court and stayed pending our suit in the Eastern District of Pennsylvania. There are related suits between FGIC and IndyMac in California and the Southern District of New York which may also be consolidated with our suit at a later date.

In addition to the above litigation, we are involved in litigation that has arisen in the normal course of our business. We are contesting the allegations in each such pending action and believe, based on current knowledge and after consultation with counsel, that the outcome of such litigation will not have a material adverse effect on our condensed consolidated financial position, results of operations or cash flows.

As previously disclosed, on October 3, 2007, we received a letter from the staff of the Chicago Regional Office of the Securities Exchange Commission stating that the staff is conducting an investigation involving Radian Group and requesting production of certain documents. We believe that the investigation generally relates to the proposed merger with MGIC Investment Corporation (“MGIC”) and Radian’s investment in C-BASS. We are cooperating with the requests of the SEC. The SEC staff has informed us that this investigation should not be construed as an indication by the Commission or its staff that any violation of the securities laws has occurred, or as a reflection upon any person, entity or security.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

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

As a result of the termination of our Pension Plan in June 2007, we expect to make a final contribution to the plan in the third quarter of 2008, of approximately $15 million.

Under our change of control agreements with our executive officers, upon a change of control of Radian Group Inc. or Radian Asset Assurance, as the case may be, we are required to fund an irrevocable rabbi trust to the extent of our obligations under these agreements. The total maximum amount that we would be required to place in trust is approximately $17.0 million as of June 30, 2008.

As part of the non-investment-grade allocation component of our investment program, we have committed to invest $55 million in alternative investments ($22.8 million of unfunded commitments at June 30, 2008) that are primarily private equity securities. These commitments have capital calls over a period of at least six years, and certain fixed expiration dates or other termination clauses.

We also utilize letters of credit to back assumed reinsurance contracts, medical insurance policies and an excise tax-exemption certificate used for ceded premiums from our domestic operations to our international operations. These letters of credit are with various financial institutions, have terms of one-year and will automatically renew unless we specify otherwise. The letters of credit outstanding at June 30, 2008 and December 31, 2007 were $8.9 million and $10.8 million, respectively.

Our mortgage insurance business utilizes its underwriting skills to provide an outsourced underwriting service to its customers. We give recourse to our customers on loans we underwrite for compliance. Typically, we agree that if we make a material error in underwriting a loan, we will remedy, indemnify, make whole, repurchase, or place additional mortgage insurance coverage on the loan. Providing these remedies means we assume some credit risk and interest-rate risk if an error is found during the limited remedy period in the agreements governing these services. We paid losses for sales and remedies from reserves in the first six months of 2008 of approximately $11.7 million, and our reserve for such expenses at June 30, 2008 was $12.1 million. We closely monitor this risk and negotiate our underwriting fee structure and recourse agreements on a client-by-client basis.

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

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

A downgrade of the ratings assigned to our financial guaranty subsidiaries below certain levels (both A- and below investment grade for S&P and below A3 for Moody’s Investor Service (“Moody’s”)) would allow counterparties in five of our synthetic credit default swap transactions, representing an aggregate notional amount of approximately $683.9 million, to terminate these transactions. Upon the termination of any such transaction following a downgrade trigger, the transaction would be settled on a mark-to-market basis, meaning that if, based on third-party bids received, a replacement counterparty would require amounts in addition to the payments we receive under the transaction in order to take over our position in the transaction, we would be required to pay such amounts to our counterparty, and if such third party would pay our counterparty to take over our position, our counterparty would pay such amount to us upon termination. The maximum amount that we could be required to pay on all these transactions in the aggregate is: $161.9 million in the event of a downgrade below investment grade by S&P, including $58.7 million that could be payable in the event of a downgrade below A- by S&P and $8.0 million that could be payable in the event of a downgrade below A3 by Moody’s.

Following the recent downgrades of Radian Asset Assurance, in July, 2008, we initiated a plan to reduce our financial guaranty workforce commensurate with our current limited prospects for originating new financial guaranty business. In order to maintain a portion of the workforce needed to effectively manage this business, we have put into place retention and severance agreements for certain surveillance, risk management and finance personnel at an estimated cost of $26 million, which we expect will be paid by the end of 2009.

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

Mortgage Insurance

Our mortgage insurance segment provides credit-related insurance coverage, principally through private mortgage insurance, and risk management services to mortgage lending institutions located throughout the U.S. and in select countries outside the U.S. We provide these products and services mainly through our wholly-owned subsidiaries, Radian Guaranty Inc., Amerin Guaranty Corporation, and Radian Insurance Inc. (which we refer to as “Radian Guaranty,” “Amerin Guaranty,” and “Radian Insurance,” respectively). Private mortgage insurance protects mortgage lenders from all or a portion of default-related losses on residential mortgage loans made mostly to home buyers who make down-payments of less than 20% of the home’s purchase price. Private mortgage insurance also facilitates the sale of these mortgage loans in the secondary mortgage market, most of which are sold to Freddie Mac and Federal National Mortgage Association (“Fannie Mae”). We refer to Freddie Mac and Fannie Mae as “Government Sponsored Enterprises” or “GSEs.”

Traditional Mortgage Insurance.    Our mortgage insurance segment, through Radian Guaranty, offers primary and pool mortgage insurance coverage on residential first-lien mortgages. At June 30, 2008, primary insurance on domestic first-lien mortgages made up approximately 91.9% of our total domestic first-lien mortgage insurance risk in force, and pool insurance on domestic first-lien mortgages made up approximately 8.1% of our total domestic first-lien mortgage insurance risk in force.

Non-Traditional Mortgage Credit Enhancement.    In addition to traditional mortgage insurance, we have used Radian Insurance to provide other forms of credit enhancement on residential mortgage assets. These products include second-lien mortgages, credit enhancement on net interest margin securities (which we refer to as “NIMS”), domestic and international credit default swaps (“CDS”) and international mortgage insurance (collectively, we refer to the risk associated with these transactions as “other risk”). Until recently, these products were a growing part of our total mortgage insurance business. However, in light of the housing and credit market turmoil, we stopped writing all non-traditional business other than international mortgage insurance, although our prospects for writing this business are limited as discussed below. We also have used Amerin Guaranty to insure second-lien mortgages.

International Mortgage Insurance.    Our existing international mortgage insurance business was written through Radian Insurance. As a result of recent downgrades of Radian Insurance, our counterparties to each of our active international transactions have the right to terminate these transactions. On March 4, 2008, Standard Chartered Bank in Hong Kong informed us that they wished to terminate their contract with Radian Insurance, effective immediately. There is a possibility that Radian Insurance could be required to return to Standard Chartered Bank, or to transfer to another insurer, unearned premiums related to this transaction. Unless extended, this transaction was expected to expire at the end of 2009. In addition, one Australian transaction was novated and the portfolio transferred to Radian Guaranty, effective June 30, 2008. Two other Australian transactions are expected to be novated and the portfolios transferred to Radian Guaranty in the third quarter of 2008. If our remaining international transactions are terminated, we could be required to return or transfer to another insurer additional unearned premiums. The recent downgrades of Radian Insurance have significantly reduced our ability to continue to write international mortgage insurance business.

Financial Guaranty

Our financial guaranty business mainly insures and reinsures credit-based risks through our wholly-owned subsidiary, Radian Asset Assurance Inc. (“Radian Asset Assurance”), and through its wholly-owned subsidiary, Radian Asset Assurance Limited (“RAAL”), located in the United Kingdom. Financial guaranty insurance typically provides an unconditional and irrevocable guaranty to the holder of a financial obligation of full and timely payment of principal and interest when due.

We have traditionally offered the following financial guaranty products:

•

Public Finance.    Insurance of public finance obligations, including tax-exempt and taxable indebtedness of states, counties, cities, special service districts, other political subdivisions and tribal finance and for enterprises such as airports, public and private higher education and health care facilities, project finance and private finance initiative assets in sectors such as schools, healthcare and infrastructure projects. The issuers of public finance obligations we insure were typically rated investment-grade at the time we issued our insurance policy, without the benefit of our insurance.

•

Structured Finance.    Insurance of structured finance obligations, including collateralized debt obligations (“CDOs”) and asset-backed securities (“ABS”), consisting of funded and non-funded (“synthetic”) obligations that are payable from or tied to the performance of a specific pool of assets. Examples of the pools of assets that underlie structured finance obligations include corporate loans and bonds, residential and commercial mortgages, a variety of consumer loans, tax credits, equipment receivables and real and personal property leases. The structured finance obligations we insure were generally rated investment-grade at the time we issued our insurance policy, without the benefit of our insurance.

•

Financial Solutions.    Financial solutions products (which we include as part of our structured finance business), including guaranties of securities exchange clearinghouses, excess-Securities Investor Protection Corporation (“SIPC”) insurance for customers of brokerage firms and excess-Federal Deposit Insurance Corporation (“FDIC”) insurance for customers of banks.

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

In March 2008, we discontinued, for the foreseeable future, writing new insurance on synthetic CDOs and significantly reduced our structured products operations, primarily in areas related to CDOs. This decision was based on the deterioration and uncertainties in the credit markets in which we and other financial guarantors participate, which has significantly reduced the volume of CDOs and other structured products that are available for our insurance. However, we may enter into a limited number of synthetic CDO structured finance transactions to commute, restructure, hedge or terminate synthetic and other structured product transactions, for purposes of mitigating losses, reducing uncertainty or improving our position relative to existing credit exposures.

In June 2008, the financial strength ratings of our financial guaranty subsidiaries were downgraded by both Standard & Poor’s Ratings Service (“S&P”) and Moody’s Investor Service (“Moody’s”). See “Ratings—Recent Ratings Actions” below. These downgrades, combined with the difficult market conditions for financial guaranty insurance, have severely limited our ability to write new direct insurance and reinsurance both domestically and internationally. Although we cannot be certain of the extent and duration of any continued deterioration, disruptions or uncertainty in credit markets or other sectors of the economy in which our financial guaranty business participates, we believe these conditions are likely to persist for the foreseeable future. As a result, in the third quarter of 2008, we initiated plans to reduce our financial guaranty operations, including a reduction of our workforce commensurate with our current limited prospects for originating new business.

We continue to maintain a large insured portfolio, including a significant portfolio of CDOs as discussed below under “Results of Operations—Financial Guaranty—Quarter and Six Months Ended June 30, 2008 Compared to Quarter and Six Months Ended June 30, 2007.”

International Financial Guaranty Insurance.    RAAL accounted for $4.0 million and $7.8 million of financial guaranty’s direct premiums written in the second quarter and first six months of 2008 (or 17.0% and 16.8% of the financial guaranty’s direct premiums written in the second quarter and first six months of 2008, respectively), compared to $3.2 million (or 11.9%) and $6.8 million (or 11.7%) of financial guaranty’s direct premiums written in the second quarter and first six months of 2007, respectively.

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

C-BASS.    Historically, C-BASS had been engaged as a mortgage investment and servicing company specializing in the credit risk of subprime single-family residential mortgages. As a result of the disruption in the subprime mortgage market during 2007, C-BASS ceased purchasing mortgages and mortgage securities and its securitization activities in the third quarter of 2007 and sold its loan-servicing platform in the fourth quarter of 2007. The orderly run-off of C-BASS’s business is dictated by an override agreement under which we and all of C-BASS’s owners and creditors are parties. The agreement provides the basis for the collection and distribution of cash generated from C-BASS’s whole loans and securities portfolio, as well as the sale of certain assets, including the loan-servicing platform. We recorded a full write-off of our entire equity interest in C-BASS in the third quarter of 2007 and wrote-off our $50 million credit facility with C-BASS in the fourth quarter of 2007. See Note 7 of Notes to Condensed Consolidated Financial Statements.

Ratings

Our ratings are critical to our ability to market our products and to maintain our competitive position and customer confidence in our products.

Radian Group Inc. currently has a senior debt rating of BBB (CreditWatch with negative implications) from S&P and Ba1 (negative outlook) from Moody’s. Our principal operating subsidiaries have been assigned the following ratings:

	MOODY’S	MOODY’S OUTLOOK	S&P	S&P OUTLOOK
Radian Guaranty	A2	Negative	A	(1)
Radian Insurance	Baa1	Negative	BBB	(1)
Amerin Guaranty	A2	Negative	A	(1)
Radian Asset Assurance	A3	Negative	A	(1)
Radian Asset Assurance Limited	A3	Negative	A	(1)

(1)	Each S&P rating for our mortgage insurance and financial guaranty subsidiaries is currently on CreditWatch Negative.

On May 2, 2008, Fitch Ratings (“Fitch”) withdrew its ratings for Radian Group Inc. and all of our insurance subsidiaries, citing a lack of adequate information regarding these entities. We had requested that Fitch withdraw these ratings in September 2007, following Fitch’s downgrade of Radian Group Inc. and our financial guaranty subsidiaries.

Recent Ratings Actions.    On June 16, 2008, S&P lowered its financial strength ratings on Radian Asset Assurance and RAAL to A from AA, citing a decline in the business prospects and financial flexibility of Radian Asset Assurance and uncertainty regarding its competitive position. S&P also cited the impact of credit losses in our mortgage insurance business as having an adverse affect on Radian Asset Assurance’s financial flexibility.

On June 25, 2008, Moody’s lowered its senior debt rating on Radian Group Inc. to Ba1 from A2 and its insurance financial strength ratings on Radian Guaranty and Amerin Guaranty to A2 from Aa3. In downgrading our mortgage insurance subsidiaries, Moody’s cited meaningful deterioration in our insured portfolio, including NIMS and second-liens. Moody’s further stated that our ability to retain our status as a Tier 1 mortgage insurer with the GSEs will continue to be an important rating consideration for our mortgage insurance subsidiaries going forward. Moody’s lowered its insurance financial strength rating on Radian Insurance to Baa1 (two notches below Radian Guaranty) from Aa3 as a result of the higher-risk nature of its insurance portfolio of second-liens and NIMS and Moody’s view that Radian Insurance is no longer strategically important to our overall mortgage insurance business.

Also on June 25, 2008, Moody’s lowered its insurance financial strength rating on Radian Asset Assurance and RAAL to A3 from Aa3, citing the likelihood that Radian Asset Assurance will cease writing new business going-forward and the possible diversion of capital from Radian Asset Assurance to support our mortgage insurance business.

Our current ratings and the threat of further ratings actions could have a significant impact on our business and results of operations. For a discussion of these risks, see “Part II, Item 1A. Risk Factors” below.

Overview of Business Results

As a seller of credit protection, our results are subject to macroeconomic conditions and specific events that impact the production environment and credit performance of our underlying insured assets. The current mortgage and credit cycle, characterized by a continuing decline in home prices in certain markets, deteriorating credit performance of mortgage assets—particularly Alternative A (“Alt-A”) and subprime—and reduced liquidity for many participants in the mortgage and financial services industries, has had, and we believe will continue to have, a significant negative impact on the business environment and results of operations for each of our business segments. In addition, the June 2008 ratings downgrades of our financial guaranty subsidiaries and the on-going disruption in the credit markets have severely limited our ability to write new financial guaranty insurance and reinsurance.

Mortgage Insurance

Traditional Mortgage Insurance

•

Defaults.    Further deterioration in the U.S. housing and mortgage credit markets resulted in an 11.0% increase in first-lien primary defaults added during the second quarter of 2008, which compares favorably to the 13.6% increase in first-lien defaults added during the first quarter of 2008 and the 20.1% increase during the fourth quarter of 2007. Overall, the underlying trend of higher defaults continues to be driven by poor performance of the late 2005 through 2007 vintage books of business, a lack of refinance capacity in the current mortgage market, which has been forcing many borrowers into default, and from home price depreciation in certain markets. While losses generally have increased across all mortgage insurance product lines, a significant percentage of our increased losses are attributable to Alt-A mortgages. Ongoing deterioration in markets in California and Florida, where housing values are expected to continue to decline significantly and where Alt-A and adjustable rate mortgage (“ARM”) products are prevalent, continue to have a significant negative impact on our mortgage insurance business results.

•

Loss Provision/First-Lien Premium Deficiency.    In addition to the increase in new defaults during the first half of 2008, our mortgage insurance loss provision at June 30, 2008 continued to be negatively impacted by higher loan balances on delinquent loans, higher rates of defaults moving into claim status, a decrease in the cure rate of defaults and an increase in claims paid. Claims paid increased in the three months ended June 30, 2008 to $208.8 million, compared to $190.2 million in the first quarter of 2008 and $112.1 million for the second quarter of 2007. We expect to pay total mortgage insurance claims (including second-liens) between $275 million and $300 million in the third quarter of 2008 and approximately $1.0 billion in total in 2008. Based on our current assumptions regarding home price appreciation and unemployment as of June 30, 2008, we estimate that the ultimate losses from our mortgage insurance portfolio will be approximately $5.9 billion and there will be a significant increase in first-lien claim payments throughout 2008, 2009 and into 2010. We expect these losses to be partially offset by expected future premiums of approximately $2.8 billion from this portfolio and significant recoveries from Smart Home and captive reinsurance arrangements as discussed below. In light of our current estimates, we established a premium deficiency of $421.8 million for our first-lien portfolio as of June 30, 2008. See “Critical Accounting Policies—Reserve for Premium Deficiency” below.

•

Smart Home/Captives.    We have protected against some of the future losses that may occur related to non-prime and riskier products by reinsuring our exposure through transactions (referred to as “Smart Home”) that effectively transfer risk to investors in the capital markets. Approximately 4.4% of our primary mortgage insurance risk in force was included in Smart Home transactions at June 30, 2008. In these transactions, we reinsure the middle layer risk positions, while retaining a significant portion of the total risk comprising the first-loss and most remote risk positions. Ceded premiums written and earned related to Smart Home for the three and six month periods ended June 30, 2008 were $3.7 million and $6.9 million, respectively. The provision for losses for the six months ended June 30, 2008 includes a $34.9 million reduction related to Smart Home. Ceded losses recoverable related to Smart Home were $44.7 million at June 30, 2008. In addition to Smart Home, we transfer a substantial portion of our risk to captive reinsurance companies affiliated with our lender-customers. We had approximately 54 active captive reinsurance agreements in place at June 30, 2008, covering approximately 41.7% of our primary risk in force. Ceded premiums earned related to captives for the three and six month periods ended June 30, 2008 were $34.1 million and $69.8 million, respectively. The provision for losses for the six months ended June 30, 2008 includes a $127.2 million reduction related to captive transactions. Ceded losses recoverable on captive transactions were $131.1 million at June 30, 2008. In light of the significant amount of ultimate losses we expect to incur in our mortgage insurance business, we estimate that we will receive total reinsurance recoveries from Smart Home and captive reinsurance of approximately $740 million.

•

New Insurance Written.    We experienced an 11.3% decrease and a 5.8% increase in traditional flow business during the three and six month periods ended June 30, 2008, respectively, compared to the same periods of 2007. Overall, primary new insurance written, which includes both structured and flow business, decreased by 42.8% and 33.7% in the three and six month periods ended June 30, 2008, respectively, compared to the same periods of 2007, largely due to the significant decline in structured business written in 2008. The market turmoil in 2007 and 2008 has led to a tightening of our customers’ mortgage underwriting standards as well as a decrease in the volume of mortgage originations. In the fourth quarter of 2007 and in the first half of 2008, we implemented a series of changes to our insurance guidelines aimed at improving the long-term profitability of our business. As a result of these changes, we have experienced a positive shift in our overall business mix. In the second quarter of 2008, approximately 93% of our new business production was prime business, compared to 90% in the first quarter of 2008 and 49% in the second quarter of 2007, respectively.

•

Persistency.    The persistency rate, which is defined as the percentage of insurance in force that remains on our books after any twelve-month period, was 81.2% for the twelve months ended June 30, 2008, compared to 71.1% for the twelve months ended June 30, 2007. This increase was mainly due to a decline in refinancing activity from the high levels in 2005 and 2006, as a result of home price depreciation, tighter underwriting standards and an overall decrease in the lending capacity among mortgage originators. In particular, we continue to see increased demand for our traditional mortgage insurance product as alternative products, such as 80-10-10 mortgages, which were a common alternative to mortgage insurance in 2005 and 2006, have declined significantly. The persistency rate for structured products during the twelve months ended June 30, 2008 was 81.1% compared to 81.3% for our flow business. We expect that persistency rates will continue to remain at elevated levels for as long as the current disruption in the housing and mortgage credit markets continues to persist.

Discontinued Non-Traditional Products

•

NIMS.    Our exposure to NIMS was $485 million at June 30, 2008, down from $604 million at December 31, 2007, as a result of buybacks and paydowns. The loans underlying the NIMS bonds that we insure continued to deteriorate during the first half of 2008. Of the $485 million in total exposure to NIMS, approximately $450 million represents the present value of our total expected principal credit losses related to NIMS (discounted at a risk-free rate, as opposed to the risk-adjusted rate used for Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurement” (“SFAS No. 157”) purposes)). The carrying value of our total net liabilities related to NIMS as of June 30, 2008 was $225 million. Our current carrying value is less than the net present value of our total expected credit losses due to the incorporation of the market’s perception of our non-performance risk, in accordance with SFAS No. 157. In the fourth quarter of 2007, as a risk mitigation initiative, we began purchasing NIMS that we insure at a discount to par. These efforts continued during the first six months of 2008, resulting in an overall reduction of our risk in force related to NIMS of $50.1 million during 2008. We did not purchase any NIMS prior to the fourth quarter of 2007. The NIMS purchased are accounted for as derivative assets and are recorded at fair value in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as amended and interpreted. Upon purchase, our liability representing the unrealized loss associated with the purchased NIMS is eliminated. The difference between the amount we pay for the NIMS and the sum of the fair value of the NIMS and the eliminated liability represents the net positive impact to earnings. Since the fourth quarter of 2007, the overall impact to our financial statements as a result of these purchases has been immaterial.

•

Second-lien Mortgages.    We experienced further deterioration in our second-lien insured portfolio during the first six months of 2008, which resulted in a $66.1 million increase in second-lien reserves during this period to approximately $178.9 million. Our premium deficiency reserve for second-liens decreased during the first half of 2008 by approximately $33.9 million (which partially offset the impact of the reserve increase), resulting in a total premium deficiency reserve for second-liens of approximately $161.7 million at June 30, 2008. As of June 30, 2008, our total exposure to second-liens was approximately $772.4 million, down from $924.7 million at December 31, 2007. As of June 30, 2008, we held reserves, including a premium deficiency reserve, of approximately $341 million against our total second-lien mortgage portfolio, representing approximately 44% of the total exposure.

•

Credit Default Swaps.    As of June 30, 2008, our total risk in force exposure to domestic credit default swaps on residential mortgage-backed securities (“RMBS”) was approximately $206 million. The fair value at June 30, 2008, under SFAS No. 157, is $139.4 million, which we believe approximates the future realized credit related losses. In the fourth quarter of 2005, we wrote $7.3 billion in notional value of credit protection in international credit default swap form on two large AAA tranches of mortgage-backed securities, one in Germany and one in Denmark. As of June 30, 2008, we had $19.3 million of cumulative unrealized mark-to-market losses on these transactions. Despite the large notional exposure to this business, which has increased to $8.6 billion at June 30, 2008 due to foreign currency rate changes, the remaining subordination for these transactions is substantial and performance to date has been good, and we do not currently foresee any reasonable scenario under which we would be liable for credit losses with respect to such exposures.

Financial Guaranty

•

New Business Production.    A difficult business production environment for financial guaranty continued to exist in the first half of 2008. These conditions included the widening of credit spreads, a lack of price transparency and illiquidity in some of the structured products obligations that we insure, losses by financial guarantors on RMBS, CDOs of ABS and other credit positions, uncertainty as to the extent of future losses among all financial guarantors and perceived instability in the franchise values and ratings of many of the financial guarantors, including us. In addition, ratings actions on financial guaranty industry participants, including the June 2008 ratings downgrades of our financial guaranty subsidiaries, and uncertainty regarding future actions by rating agencies have further limited the financial guaranty business production environment. These conditions have materially diminished the financial benefit that our credit protection provides to issuers in the current market of both public and structured finance transactions and to our primary insurer customers and have reduced the perceived benefit of our insurance to holders of insured debt. Many transactions that would normally have been marketed with some form of financial guaranty insurance are either not going to market or are being sold without the benefit of financial guaranty insurance. As a result, there has been a significant reduction in the volume of transactions for which financial guaranty insurance is a viable option, which makes it more difficult for us and other financial guarantors to write new business. These conditions also resulted in fewer opportunities to obtain reinsurance transactions from our primary insurance customers. Consequently, new business production across all of our financial guaranty product lines has been significantly reduced in 2008 and is likely to remain minimal for the foreseeable future, if not permanently.

•

Credit Performance.    The overall credit performance of our financial guaranty portfolio has remained relatively stable during the first half of 2008. In the first quarter of 2008, financial guaranty paid claims included $100 million related to our entire exposure on the one direct market value extendable note program in our financial guaranty portfolio. See “Results of Operations—Financial Guaranty—Quarter and Six Months Ended June 30, 2008 Compared to Quarter and Six Months Ended June 30, 2007” below for a discussion of our exposure to RMBS and commercial mortgage-backed securities (“CMBS”).

Financial Services

Net income for Sherman was down by approximately 7.3% for the first six months of 2008 compared to the same period of 2007. Higher revenues, particularly from the credit card origination business were more than offset by a higher loan loss provision and higher operating expenses. In addition, the decrease in our ownership percentage from a year ago as a result of the sale of a portion of our interest in Sherman contributed to reducing our equity in earnings from Sherman to $30.8 million for the first half of 2008, from $62.6 million for the same period of 2007.

Our investment in C-BASS, including our $50 million credit facility with C-BASS, has been fully written off as of December 31, 2007.

Results of Operations

Our financial results for the first six months of 2008 were significantly impacted by unrealized gains and losses on our hybrid securities and our derivative assets and liabilities. Credit spreads on underlying collateral, both corporate credit spreads and asset-backed spreads, widened significantly during the first half of 2008, which resulted in large unrealized losses on these positions. Offsetting these losses, however, is the impact of a change to our valuation methodology, adopted prospectively, that incorporates the market’s perception of our non-performance risk. This change in methodology is required under the provisions of SFAS No. 157. Given the significant widening of our credit default swap spread over the past year, the reduction in the valuation of our derivative liabilities related to our non-performance risk more than offset the credit spread widening on underlying collateral for the first half of 2008. These two drivers of our fair values can move in tandem or opposite directions, which could result in significant continued volatility of our operating results.

The following table summarizes the pretax and after tax impact of unrealized gains and losses, including the total impact of the incorporation of our non-performance risk, related to our derivatives and hybrid securities that are carried at fair value:

	Three Months Ended June 30		Six Months Ended June 30
(In millions)	2008	2007	2008	2007
Hybrid securities	$(9.8)	$6.4	$(65.7)	$2.8
Financial guaranty credit derivatives	103.0	(32.5)	(1,227.0)	(7.4)
Mortgage insurance domestic and international CDS	(38.0)	(9.7)	(70.3)	(22.4)
NIMS	(17.9)	(60.9)	(44.9)	(59.5)
Soft capital put options on committed preferred securities (“CPS”)	32.0	—	74.8	—
Impact of SFAS No. 157 fair value methodology change related to non-performance risk	—	—	2,034.5	—

Pretax gain (loss)	69.3	(96.7)	701.4	(86.5)
Income tax provision (benefit)	24.3	(33.8)	245.5	(30.3)

After-tax gain (loss)	$45.0	$(62.9)	$455.9	$(56.2)

Results of Operations—Consolidated

Quarter and Six Months Ended June 30, 2008 Compared to Quarter and Six Months Ended June 30, 2007

The following table summarizes our consolidated results of operations for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30		% Change	Six Months Ended June 30		% Change
(In millions)	2008	2007	2008 vs. 2007	2008	2007	2008 vs. 2007
Net (loss) income	$(392.5)	$21.1	n/m	$(196.9)	$134.6	n/m
Net premiums written—insurance	222.6	242.4	(8.2)%	467.0	490.9	(4.9)%
Net premiums earned—insurance	249.1	218.0	14.3	491.1	432.5	13.5
Net investment income	65.1	62.7	3.8	131.1	123.7	6.0
Change in fair value of derivative instruments	56.2	(66.2)	n/m	764.0	(17.8)	n/m
Net (losses) gains on other financial instruments	(8.3)	25.7	n/m	(63.1)	39.4	n/m
Other income	3.2	3.1	3.2	6.8	6.9	(1.4)
Provision for losses	458.9	174.0	163.7	1,041.6	281.0	270.7
Provision for premium deficiency	369.8	—	n/m	387.9	—	n/m
Policy acquisition costs	76.0	24.2	214.0	99.9	52.5	90.3
Other operating expenses	63.8	57.6	10.8	119.0	115.3	3.2
Interest expense	13.8	12.4	11.3	26.3	25.4	3.5
Equity in net income of affiliates	15.7	49.5	(68.3)	28.2	72.3	(61.0)
Income tax (benefit) provision	(208.6)	3.5	n/m	(119.6)	48.2	n/m

n/m	= not meaningful

Net (Loss) Income.    Our net loss for the three and six months ended June 30, 2008 was $392.5 million and $196.9 million, respectively, or $4.91 and $2.46 per share (diluted), compared to net income of $21.1 million and $134.6 million, respectively, or $0.26 and $1.68 per share (diluted) for the corresponding periods of 2007. The on-going disruption in the housing and credit markets continued to negatively affect each of our operating segments during the first half of 2008. In particular, our results for 2008 have been negatively impacted by a significant increase in the provision for losses in our mortgage insurance segment, a provision for premium deficiency for our first-lien business during the second quarter of 2008, the acceleration of policy acquisition cost amortization on our first-lien business as a result of a premium deficiency reserve and an increase in net losses on other financial instruments due to a continued widening of credit spreads and losses on other-than-temporarily-impaired securities. These losses were partially offset by an increase in the change in fair value of derivative instruments as a result of the implementation of SFAS No. 157 of $2.0 billion. The net after-tax impact of unrealized gains and losses on derivatives and hybrid securities for the second quarter and six months ended June 30, 2008 was $45.0 million and $455.9 million, respectively.

Net Premiums Written and Earned.    Consolidated net premiums written for the three and six months ended June 30, 2008 were $222.6 million and $467.0 million, respectively, compared to $242.4 million and $490.9 million, respectively, for the corresponding periods of 2007. Consolidated net premiums earned were $249.1 million and $491.1 million, respectively, for the three and six months ended June 30, 2008 compared to $218.0 million and $432.5 million, respectively, for the corresponding periods of 2007. Earned premiums increased primarily as a result of the high volume of primary new mortgage insurance written in 2007 and the higher persistency rates experienced in 2007 and 2008.

Net Investment Income.    Net investment income was $65.1 million and $131.1 million, respectively, for the three and six months ended June 30, 2008 compared to $62.7 million and $123.7 million, respectively, for the corresponding periods of 2007. This increase was mainly due to an increase in invested assets.

Change in Fair Value of Derivative Instruments.    For the three and six months ended June 30, 2008, the change in fair value of derivative instruments was a net gain of $56.2 million and $764.0 million, respectively, compared to net losses of $66.2 million and $17.8 million, respectively, for the corresponding periods of 2007. Change in fair value of derivative instruments for 2008 reflects the impact of the adoption of SFAS No. 157. The change in fair value of derivative instruments for the three and six months ended June 30, 2008 was mainly a result of a $13.1 million increase and a $567.8 million decrease, respectively, in the cumulative unrealized loss on financial guaranty derivatives, a $58.5 million and $155.0 million decrease, respectively, in the cumulative unrealized loss related to our NIMS portfolio and a $30.6 million and $72.0 million gain, respectively, related to the value of the put options on our CPS. We also had a $38.9 million and $71.2 million increase, respectively, in the cumulative unrealized loss on domestic and international credit default swaps. Included in the change in fair value of derivative instruments were earned premiums on derivative contracts of $20.9 million and $46.1 million, respectively, for the three and six months ended June 30, 2008, compared to $36.9 million and $71.5 million, respectively, for the comparable periods of 2007.

Net (Losses) Gains on Other Financial Instruments.    Net losses on other financial instruments for the three and six months ended June 30, 2008 were $8.3 million and $63.1 million, respectively, compared to net gains on other financial instruments of $25.7 million and $39.4 million, respectively, for the corresponding periods of 2007. Included in the three and six months ended June 30, 2008 was $21.1 million of gains related to the change in fair value of the NIMS variable interest entities (“VIE”) debt that was required to be consolidated at March 31, 2008. Also included in the six months ended June 30, 2008 was $74.2 million of net losses related to changes in the fair value of hybrid securities, primarily convertible bonds, and trading securities. Also impacting the first half of 2008 were $19.5 million of net realized gains on the sales of hybrid securities. We also wrote down $37.1 million of other-than-temporarily-impaired available for sale securities in the six month period ended June 30, 2008, which was partially offset by $4.4 million in realized gains on sales of available for sale securities. Included in the three and six months ended June 30, 2007 were $7.2 million and $3.5 million of gains related to changes in the fair value of convertible securities and equity securities and a $23.2 million net gain related to the sale of hybrid securities.

Other Income.    Other income was $3.2 million and $6.8 million, respectively, for the three and six months ended June 30, 2008 compared to $3.1 million and $6.9 million, respectively, for the corresponding periods of 2007. Other income mostly includes income related to contract underwriting services.

Provision for Losses.    The provision for losses for the three and six months ended June 30, 2008 was $458.9 million and $1,041.6 million, respectively, compared to $174.0 million and $281.0 million, respectively, for the corresponding periods of 2007. Our mortgage insurance segment experienced a significant increase in claim rates and claims paid in the first half of 2008 compared to the same period a year ago, as well as an increase in delinquent loan sizes and a general aging of defaults and pending claims, which require a higher reserve. See “Results of Operations—Mortgage Insurance—Quarter and Six Months Ended June 30, 2008 Compared to Quarter and Six Months Ended June 30, 2007—Provision for Losses” below. The provision for losses for our financial guaranty segment increased in the first half of 2008 to $21.3 million compared to ($12.0) million in the first half of 2007, due primarily to favorable loss development on the trade credit reinsurance business and structured finance business in 2007 that did not occur to the same extent in 2008. In addition, the 2008 provision for losses includes a higher provision as a result of assumed mortgage exposures.

Provision for Premium Deficiency.    The provision for premium deficiency was $369.8 million and $387.9 million, respectively, for the three and six months ended June 30, 2008. There was no premium deficiency recorded in the comparable periods of 2007. We reassess our expectations for premiums, losses and expenses for our businesses each quarter and record a premium deficiency reserve, if necessary. In the first half of 2008, we recorded a provision for second-lien premium deficiency of ($33.9) million as a result of relatively stable expected losses and expected premiums compared to our year end 2007 projections, which was offset by an increase in the provision for second-lien losses. In the second quarter of 2008 we established a first-lien premium deficiency reserve of $421.8 million as a result of our analysis of the future profitability of that business based on a more severe house price depreciation projection.

Policy Acquisition Costs.    Policy acquisition costs were $76.0 million and $99.9 million, respectively, for the three and six months ended June 30, 2008 compared to $24.2 million and $52.5 million, respectively, for the corresponding periods of 2007. In our mortgage insurance segment, estimates of expected gross profit, which are driven in part by persistency and loss development for each underwriting year and product type, are used as a basis for amortization and are evaluated regularly. The increase in policy acquisition costs during the second quarter of 2008 was due to the acceleration of $50.8 million of deferred policy acquisition cost amortization in our mortgage insurance segment as a result of the establishment of a first-lien premium deficiency reserve. The total periodic amortization recorded to date is adjusted by a charge or credit to our condensed consolidated statements of operations if actual experience or other evidence suggests that earlier estimates should be revised. During the first quarter of 2008 and the three and six months ended June 30, 2007, amortization expense was impacted by both changes in persistency rates and updates to our projected loss ratio assumptions.

Other Operating Expenses.    Other operating expenses were $63.8 million and $119.0 million, respectively, for the three and six months ended June 30, 2008 compared to $57.6 million and $115.3 million, respectively, for the corresponding periods of 2007. The increase in other operating expenses in 2008 is mostly due to an increase in the contract underwriting reserve, audit and legal fees. Included in the three and six month periods of 2007 were $9.4 million and $12.7 million, respectively, of merger related expenses.

Interest Expense.    Interest expense was $13.8 million and $26.3 million, respectively, for the three and six months ended June 30, 2008, compared to $12.4 million and $25.4 million, respectively, for the corresponding periods of 2007. Included in interest expense for the three and six months ended June 30, 2008 was $2.6 million and $4.6 million, respectively, of interest related to the $200 million that we drew down from our unsecured revolving credit facility on August 15, 2007. On January 18, 2008, we terminated the interest rate swaps that we entered into in 2004, which converted the interest rate on our 5.625% Senior Notes due 2013 to a variable rate based on a spread over the London Interbank Offered Rate (“LIBOR”). The basis adjustment of $11.5 million that was recorded as an increase to the long-term debt carrying value is being amortized to interest expense.

Equity in Net Income of Affiliates.    Equity in net income of affiliates was $15.7 million and $28.2 million, respectively, for the three and six months ended June 30, 2008, down from $49.5 million and $72.3 million, respectively, in the corresponding periods of 2007. Sherman represents the only contribution to equity in net income of affiliates in 2008. Sherman contributed $26.3 million and $55.9 million, respectively, for the three and six months ended June 30, 2007. Included in equity in net income of affiliates for the three and six months ended June 30, 2007 was $23.2 million and $16.4 million, respectively, in earnings related to C-BASS. For more information, see “Results of Operations—Financial Services” below.

Income Tax (Benefit) Provision.    We recorded an income tax benefit of $208.6 million and $119.6 million, respectively, for the three and six months ended June 30, 2008, compared to a provision of $3.5 million and $48.2 million, respectively, for the corresponding periods of 2007. The consolidated effective tax rate was 34.7% and 37.8% for the three and six months ended June 30, 2008, compared to 14.3% and 26.4% for the corresponding periods of 2007. The higher tax rates for 2008 reflect a decrease in the percentage of income generated from the tax-advantaged securities compared to income generated from operations.

Results of Operations—Mortgage Insurance

Quarter and Six Months Ended June 30, 2008 Compared to Quarter and Six Months Ended June 30, 2007

The following table summarizes our mortgage insurance segment’s results of operations for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30		% Change	Six Months Ended June 30		% Change
(In millions)	2008	2007	2008 vs. 2007	2008	2007	2008 vs. 2007
Net (loss) income	$(434.2)	$(28.2)	n/m	$(660.6)	$16.5	n/m
Net premiums written—insurance	199.0	197.5	0.8%	410.3	403.9	1.6%
Net premiums earned—insurance	205.1	185.6	10.5	409.4	365.8	11.9
Net investment income	38.9	36.3	7.2	77.8	71.8	8.4
Change in fair value of derivative instruments	25.2	(49.4)	n/m	96.9	(45.1)	n/m
Net gains (losses) on other financial instruments	10.4	19.4	(46.4)	(26.3)	30.5	n/m
Other income	3.0	2.7	11.1	6.5	5.6	16.1
Provision for losses	449.3	180.2	149.3	1,020.3	293.0	248.2
Provision for premium deficiency	369.8	—	n/m	387.9	—	n/m
Policy acquisition costs	63.7	12.6	n/m	77.1	29.1	n/m
Other operating expenses	48.7	43.0	13.3	82.9	82.6	0.4
Interest expense	7.3	6.3	15.9	14.4	13.2	9.1
Income tax benefit	(222.0)	(19.3)	n/m	(357.7)	(5.7)	n/m

n/m	= not meaningful

Net (Loss) Income.    Our mortgage insurance segment recorded net losses for the three and six months ended June 30, 2008 of $434.2 million and $660.6 million, respectively, compared to a $28.2 million net loss and $16.5 million of net income, respectively, for the corresponding periods of 2007. The loss in the first half of 2008 was mainly due to the on-going deterioration in the U.S. housing and mortgage credit markets, which again has resulted in a significant increase in our provision for losses, the establishment of a first-lien premium deficiency reserve during the second quarter of 2008 and the acceleration of policy acquisition cost amortization. Also affecting the net loss in the second quarter and first six months of 2008 was an increase in net losses on other financial instruments due to the write-down of other-than-temporarily-impaired securities and unrealized losses on convertible securities, partially offset by a gain on consolidated VIE debt.

Net Premiums Written and Earned.    Net premiums written were $199.0 million and $410.3 million, respectively, for the three and six months ended June 30, 2008 compared to $197.5 million and $403.9 million, respectively, for the three and six months ended June 30, 2007. Net premiums earned for the three and six months ended June 30, 2008 were $205.1 million and $409.4 million, respectively, compared to $185.6 million and $365.8 million, respectively, in the corresponding periods of 2007. The increase in premiums earned resulted from the higher volume of primary new insurance written during 2007 and the higher persistency rates experienced in 2007 and 2008. We ceased writing new second-lien business in the second half of 2007, which has resulted in a decrease in premiums written and earned related to this product in 2008.

The following table provides additional information related to insurance premiums written and earned for the three and six month periods indicated:

	Three Months Ended		Six Months Ended
	June 30 2008	June 30 2007	June 30 2008	June 30 2007
Premiums written (in thousands) (1)
Primary and Pool Insurance	$191,769	$184,492	$392,246	$376,600
Seconds	2,905	6,450	6,386	17,629
International	4,356	6,565	11,649	9,689

Total premiums written—insurance	$199,030	$197,507	$410,281	$403,918

Premiums earned (in thousands) (1)
Primary and Pool Insurance	$193,938	$174,174	$387,421	$341,329
Seconds	4,964	8,723	11,128	17,895
International	6,194	2,691	10,812	6,607

Total premiums earned—insurance	$205,096	$185,588	$409,361	$365,831

Smart Home (in thousands)
Ceded premiums written	$3,617	$3,217	$6,857	$6,412
Ceded premiums earned	$3,617	$3,157	$6,857	$6,015

(1)	Excludes premiums written and earned on credit derivatives. Premiums written on credit derivatives for the three and six months ended June 30, 2008 were $5.6 million and $14.5 million, respectively, compared to $19.5 million and $35.4 million, respectively, for the corresponding periods of 2007. Premiums earned on credit derivatives for the three and six months ended June 30, 2008 were $5.8 million and $18.9 million, respectively, compared to $21.1 million and $36.8 million, respectively, for the corresponding periods of 2007. These premiums are now reported in change in fair value of derivative instruments. In previous periods, these were reported as premiums written and earned in the condensed consolidated statements of operations. This reclassification is the result of an effort by the financial guaranty industry in consultation with the Securities and Exchange Commission (“SEC”) to provide consistency in disclosure of credit derivative contracts.

Net Investment Income.    Net investment income attributable to our mortgage insurance segment for the three and six months ended June 30, 2008 was $38.9 million and $77.8 million, respectively, compared to $36.3 million and $71.8 million, respectively, for the corresponding periods of 2007. The increase in investment income during the first six months of 2008 reflects an increase in invested assets.

Change in Fair Value of Derivative Instruments.    The change in the fair value of derivative instruments were gains of $25.2 million and $96.9 million, respectively, for the three and six months ended June 30, 2008, compared to losses of $49.4 million and $45.1 million, respectively, for the corresponding periods of 2007. The increase in the first six months of 2008 compared to 2007 was mainly due to a $155.0 million decrease in the cumulative unrealized loss on our NIMS credit derivatives, which was primarily attributable to the incorporation of our non-performance risk under SFAS No. 157. Partially offsetting this gain in the first half of 2008 was an additional cumulative unrealized loss of $71.2 million related to credit default swaps in our domestic and international mortgage insurance businesses as a result of further market deterioration.

Net (Losses) Gains on Other Financial Instruments.    Our mortgage insurance business had net gains of $10.4 million and net losses of $26.3 million, respectively, for the three and six months ended June 30, 2008, compared to $19.4 million and $30.5 million of net gains, respectively, for the corresponding periods of 2007. Included in the three and six months ended June 30, 2008 was $21.1 million in gains related to the change in fair value of the NIMS VIE debt that was required to be consolidated at March 31, 2008. Also included in the six months ended June 30, 2008 are losses related to changes in the fair value of hybrid securities and trading securities of $54.1 million, which was partially offset by net realized gains on the sales of hybrid securities of approximately $14.7 million. The 2008 amounts also include approximately $7.7 million and $14.8 million of losses on investment securities that were other-than-temporarily impaired during the three and six months ended June 30, 2008, respectively. Included in the three and six months ended June 30, 2007 were gains related to changes in the fair value of convertible securities and equity securities of $5.4 million and $3.7 million, respectively. Also included in the first six months of 2007 is a net realized gain of approximately $15.3 million on the sale of hybrid securities.

Other Income.    Other income for the three and six months ended June 30, 2008 was $3.0 million and $6.5 million, respectively, compared to $2.7 million and $5.6 million for the corresponding periods of 2007. Other income mostly includes income related to contract underwriting services, which was slightly higher in the first half of 2008 as a result of an increase in contract underwriting volume.

Provision for Losses.    The provision for losses for the three and six month periods ended June 30, 2008 was $449.3 million and $1,020.3 million, respectively, compared to $180.2 million and $293.0 million, respectively, for the corresponding periods of 2007. The increase in 2008 was mainly attributable to increases in defaults and claims paid, the aging of existing defaults, larger loan balances, and a higher ratio at which defaults are moving to claim and increased severity.

Provision for Premium Deficiency.    The provision for premium deficiency was $369.8 million and $387.9 million, respectively, for the three and six months ended June 30, 2008. There was no premium deficiency recorded in the comparable periods of 2007. We reassess our expectations for premiums, losses and expenses for our first- and second-lien businesses each quarter and record an appropriate premium deficiency. In the first half of 2008, we recorded a provision for second-lien premium deficiency of ($33.9) million as a result of relatively stable expected losses and expected premiums compared to our year end 2007 projections, which was offset by an increase in the provision for second-lien losses. In the second quarter of 2008, we established a first-lien premium deficiency reserve of $421.8 million.

Policy Acquisition Costs.    Policy acquisition costs were $63.7 million and $77.1 million, respectively, for the three and six month periods ended June 30, 2008, compared to $12.6 million and $29.1 million, respectively, for the corresponding periods of 2007. During the first quarter of 2008 and both periods of 2007, amortization expense was impacted by changes in persistency rates and updates to our loss ratios assumptions. In the second quarter of 2008, we accelerated $50.8 million of deferred policy acquisition cost amortization as a result of the establishment of a first-lien premium deficiency reserve.

Other Operating Expenses.    Other operating expenses were $48.7 million and $82.9 million, respectively, for the three and six months ended June 30, 2008, compared to $43.0 million and $82.6 million, respectively, for the corresponding periods of 2007. The increase in other operating expenses in 2008 was primarily due to a $10 million increase in our reserve for contract underwriting. Contract underwriting expenses for the three and six months ended June 30, 2008, including the impact of reserves for remedies in other operating expenses, were $15.6 million and $21.3 million, respectively, compared to $6.0 million and $11.1 million, respectively, for the corresponding periods of 2007. During the first six months of 2008, loans underwritten via contract underwriting for flow business accounted for 11.7% of applications, 10.9% of commitments for insurance and 9.8% of insurance certificates issued, compared to 12.5%, 11.8% and 10.2%, respectively, for the first six months of 2007. Also included in operating expenses for the three and six months ended June 30, 2007 were $9.0 million and $12.3 million, respectively, of merger related expenses.

Interest Expense.    Interest expense attributable to our mortgage insurance segment for the three and six months ended June 30, 2008 was $7.3 million and $14.4 million, respectively, compared to $6.3 million and $13.2 million, respectively, for the corresponding periods of 2007. Both periods include interest on our long-term debt that was allocated to the mortgage insurance segment. The 2007 amount includes the impact of interest-rate swaps that were terminated in January 2008.

Income Tax Benefit.    We recorded an income tax benefit for the three and six months ended June 30, 2008 of $222.0 million and $357.7 million, respectively, compared to $19.3 million and $5.7 million, respectively, for the corresponding periods of 2007. The effective tax rate for the three and six months ended June 30, 2008 was 33.8% and 35.1%, respectively, compared to 40.7% and 53.4%, respectively, for the corresponding periods of 2007. The lower tax rates for 2008 reflect an increase in the percentage of income generated from tax-advantaged securities.

The following tables provide selected information as of and for the periods indicated for our mortgage insurance segment. Certain statistical information included in the following tables is recorded based on information received from lenders and other third parties.

	Three Months Ended
	June 30 2008		March 31 2008		June 30 2007
Primary new insurance written (“NIW”) ($ in millions)
Flow	$9,432	97.9%	$9,284	90.2%	$10,639	63.1%
Structured	205	2.1	1,013	9.8	6,211	36.9

Total Primary	$9,637	100.0%	$10,297	100.0%	$16,850	100.0%

Flow
Prime	$8,743	92.7%	$8,208	88.4%	$7,673	72.1%
Alt-A	475	5.0	583	6.3	2,026	19.1
A minus and below	214	2.3	493	5.3	940	8.8

Total Flow	$9,432	100.0%	$9,284	100.0%	$10,639	100.0%

Structured
Prime	$204	99.5%	$1,012	99.9%	$581	9.4%
Alt-A	1	0.5	1	0.1	5,200	83.7
A minus and below	—	—	—	—	430	6.9

Total Structured	$205	100.0%	$1,013	100.0%	$6,211	100.0%

Total
Prime	$8,947	92.8%	$9,220	89.5%	$8,254	49.0%
Alt-A	476	5.0	584	5.7	7,226	42.9
A minus and below	214	2.2	493	4.8	1,370	8.1

Total Primary	$9,637	100.0%	$10,297	100.0%	$16,850	100.0%

During the second quarter of 2008, non-prime business accounted for $0.7 billion or 7.2% of new primary insurance written by our mortgage insurance segment, compared to $8.6 billion or 51.0% for the second quarter of 2007, largely reflecting a significant decrease in the amount of structured business written in 2008. Of the $0.7 billion of non-prime business written for the second quarter of 2008, $0.5 billion or 69% was Alt-A.

	Six Months Ended
	June 30 2008		June 30 2007
Primary new insurance written (“NIW”) ($ in millions)
Flow	$18,716	93.9%	$17,688	58.8%
Structured	1,218	6.1	12,389	41.2

Total Primary	$19,934	100.0%	$30,077	100.0%

Flow
Prime	$16,951	90.5%	$12,723	71.9%
Alt-A	1,058	5.7	3,427	19.4
A minus and below	707	3.8	1,538	8.7

Total Flow	$18,716	100.0%	$17,688	100.0%

Structured
Prime	$1,216	99.8%	$674	5.5%
Alt-A	2	0.2	11,105	89.6
A minus and below	—	—	610	4.9

Total Structured	$1,218	100.0%	$12,389	100.0%

Total
Prime	$18,167	91.2%	$13,397	44.6%
Alt-A	1,060	5.3	14,532	48.3
A minus and below	707	3.5	2,148	7.1

Total Primary	$19,934	100.0%	$30,077	100.0%

During the first half of 2008, non-prime business accounted for $1.8 billion or 8.8% of new primary insurance written by our mortgage insurance segment, compared to $16.7 billion or 55.4% for the first half of 2007, largely reflecting a significant decrease in the amount of structured business written in 2008. Of the $1.8 billion of non-prime business written for the first half of 2008, $1.1 billion or 60.0% was Alt-A.

	Three Months Ended
	June 30 2008		March 31 2008		June 30 2007
Total Primary New Insurance Written by FICO (a) Score ($ in millions)
Flow
<=619	$104	1.1%	$265	2.9%	$641	6.0%
620-679	1,512	16.0	1,938	20.9	3,397	32.0
680-739	3,452	36.6	3,615	38.9	3,854	36.2
>=740	4,364	46.3	3,466	37.3	2,747	25.8

Total Flow	$9,432	100.0%	$9,284	100.0%	$10,639	100.0%

Structured
<=619	$—	—	$—	—	$283	4.6%
620-679	7	3.4%	10	1.0%	2,090	33.6
680-739	64	31.2	369	36.4	2,761	44.5
>=740	134	65.4	634	62.6	1,077	17.3

Total Structured	$205	100.0%	$1,013	100.0%	$6,211	100.0%

	Three Months Ended
	June 30 2008		March 31 2008		June 30 2007
Total
<=619	$104	1.1%	$265	2.6%	$924	5.5%
620-679	1,519	15.8	1,948	18.9	5,487	32.6
680-739	3,516	36.4	3,984	38.7	6,615	39.2
>=740	4,498	46.7	4,100	39.8	3,824	22.7

Total Primary	$9,637	100.0%	$10,297	100.0%	$16,850	100.0%

(a)	Fair Isaac and Company (“FICO”) credit scoring model.

	Three Months Ended
	June 30 2008		March 31 2008		June 30 2007
Percentage of primary new insurance written
Refinances		35%		40%		41%
95.01% LTV (b) and above		12%		20%		21%
ARMs
Less than 5 years		—		1%		7%
5 years and longer		10%		6%		10%
Primary risk written ($ in millions)
Flow	$2,231	97.9%	$2,316	89.7%	$2,699	83.4%
Structured	48	2.1	266	10.3	537	16.6

Total	$2,279	100.0%	$2,582	100.0%	$3,236	100.0%

(b)	Loan-to-value ratios: The ratio of the original loan amount to the original value of the property.

	Three Months Ended
	June 30 2008	March 31 2008	June 30 2007
Pool risk written (in millions)	$28	$31	$96
Other risk written (in millions)
Seconds
1st loss	—	—	3
NIMS	—	—	109
International
1st loss-Hong Kong primary mortgage insurance	—	51	31
Reinsurance	23	19	17

Total other risk written	$23	$70	$160

	Six Months Ended
	June 30 2008		June 30 2007
Total Primary New Insurance Written by FICO Score ($ in millions)
Flow
<=619	$369	2.0%	$1,127	6.4%
620-679	3,450	18.4	5,652	31.9
680-739	7,067	37.8	6,333	35.8
>=740	7,830	41.8	4,576	25.9

Total Flow	$18,716	100.0%	$17,688	100.0%

Structured
<=619	$—	—	$409	3.3%
620-679	17	1.4%	3,466	28.0
680-739	433	35.5	5,829	47.0
>=740	768	63.1	2,685	21.7

Total Structured	$1,218	100.0%	$12,389	100.0%

Total
<=619	$369	1.9%	$1,536	5.1%
620-679	3,467	17.4	9,118	30.3
680-739	7,500	37.6	12,162	40.4
>=740	8,598	43.1	7,261	24.2

Total Primary	$19,934	100.0%	$30,077	100.0%

Percentage of primary new insurance written
Refinances	38%		46%
95.01% LTV and above	16%		19%
ARMS
Less than 5 years	1%		23%
5 years and longer	8%		8%
Primary risk written ($ in millions)
Flow	$4,547	93.5%	$4,445	85.9%
Structured	314	6.5	731	14.1

Total	$4,861	100.0%	$5,176	100.0%

Most of the pool risk we have written in the last three years was written in a second-loss position. In these transactions, we will only pay claims if pool losses are greater than any applicable deductible.

	Six Months Ended
	June 30 2008	June 30 2007
Pool risk written (in millions)	$59	$185
Other risk written (in millions)
Seconds
1st loss	$—	$6
2nd loss	—	21
NIMS	—	377
International
1st loss-Hong Kong primary mortgage insurance	51	50
Reinsurance	42	34

Total other risk written	$93	$488

	Period Ended
	June 30 2008		March 31 2008		June 30 2007
Primary insurance in force ($ in millions)
Flow	$115,425	76.3%	$110,020	74.9%	$91,098	71.0%
Structured	35,754	23.7	36,929	25.1	37,172	29.0

Total Primary	$151,179	100.0%	$146,949	100.0%	$128,270	100.0%

Prime	$105,049	69.5%	$99,721	67.9%	$80,984	63.1%
Alt-A	34,239	22.6	34,949	23.8	35,671	27.8
A minus and below	11,891	7.9	12,279	8.3	11,615	9.1

Total Primary	$151,179	100.0%	$146,949	100.0%	$128,270	100.0%

Primary risk in force ($ in millions)
Flow	$29,003	85.6%	$27,751	84.6%	$22,702	83.2%
Structured	4,879	14.4	5,041	15.4	4,580	16.8

Total Primary	$33,882	100.0%	$32,792	100.0%	$27,282	100.0%

Flow
Prime	$23,125	79.7%	$21,810	78.6%	$17,677	77.9%
Alt-A	3,759	13.0	3,788	13.6	3,305	14.5
A minus and below	2,119	7.3	2,153	7.8	1,720	7.6

Total Flow	$29,003	100.0%	$27,751	100.0%	$22,702	100.0%

Structured
Prime	$2,537	52.0%	$2,577	51.1%	$1,653	36.1%
Alt-A	1,499	30.7	1,554	30.8	1,756	38.3
A minus and below	843	17.3	910	18.1	1,171	25.6

Total Structured	$4,879	100.0%	$5,041	100.0%	$4,580	100.0%

Total
Prime	$25,662	75.7%	$24,387	74.4%	$19,330	70.9%
Alt-A	5,258	15.5	5,342	16.3	5,061	18.5
A minus and below	2,962	8.8	3,063	9.3	2,891	10.6

Total Primary	$33,882	100.0%	$32,792	100.0%	$27,282	100.0%

Direct primary insurance in force was $151.2 billion at June 30, 2008, compared to $146.9 billion at March 31, 2008 and $128.3 billion at June 30, 2007. At June 30, 2008, non-prime insurance in force was $46.1 billion or 30.5% of total primary mortgage insurance in force, compared to $47.3 billion or 36.9% at June 30, 2007. Of the $46.1 billion of non-prime insurance in force at June 30, 2008, $34.2 billion or 74.2% was Alt-A.

	Period Ended
	June 30 2008		March 31 2008		June 30 2007
Total Primary Risk in Force by FICO Score ($ in millions)
Flow
<=619	$1,607	5.5%	$1,650	5.9%	$1,458	6.4%
620-679	8,365	28.9	8,262	29.8	7,037	31.0
680-739	10,744	37.0	10,269	37.0	8,264	36.4
>=740	8,287	28.6	7,570	27.3	5,943	26.2

Total Flow	$29,003	100.0%	$27,751	100.0%	$22,702	100.0%

Structured
<=619	$784	16.1%	$851	16.9%	$1,121	24.5%
620-679	1,312	26.9	1,380	27.4	1,571	34.3
680-739	1,492	30.5	1,517	30.1	1,262	27.5
>=740	1,291	26.5	1,293	25.6	626	13.7

Total Structured	$4,879	100.0%	$5,041	100.0%	$4,580	100.0%

Total
<=619	$2,391	7.0%	$2,501	7.6%	$2,579	9.4%
620-679	9,677	28.6	9,642	29.4	8,608	31.6
680-739	12,236	36.1	11,786	36.0	9,526	34.9
>=740	9,578	28.3	8,863	27.0	6,569	24.1

Total Primary	$33,882	100.0%	$32,792	100.0%	$27,282	100.0%

Percentage of primary risk in force
Refinances	31%		31%		33%
95.01% LTV and above	24%		24%		20%
ARMs
Less than 5 years	10%		11%		16%
5 years and longer	9%		9%		9%
Total primary risk in force by LTV ($ in millions)
95.01% and above	$8,076	23.8%	$7,926	24.2%	$5,549	20.3%
90.01% to 95.00%	10,546	31.1	10,079	30.7	8,227	30.2
85.01% to 90.00%	11,576	34.2	11,102	33.9	9,497	34.8
85.00% and below	3,684	10.9	3,685	11.2	4,009	14.7

Total Primary	$33,882	100.0%	$32,792	100.0%	$27,282	100.0%

Total primary risk in force by policy year ($ in millions)
2004 and prior	$7,960	23.5%	$8,408	25.6%	$10,029	36.7%
2005	4,575	13.5	4,805	14.6	5,704	20.9
2006	5,516	16.3	5,728	17.5	6,482	23.8
2007	11,069	32.7	11,300	34.5	5,067	18.6
2008	4,762	14.0	2,551	7.8	—	—

Total Primary	$33,882	100.0%	$32,792	100.0%	$27,282	100.0%

	Period Ended
	June 30 2008		March 31 2008		June 30 2007
Pool risk in force ($ in millions)
Prime	$2,119	70.8%	$2,113	70.6%	$2,206	70.2%
Alt-A	291	9.7	292	9.7	297	9.5
A minus and below	584	19.5	590	19.7	638	20.3

Total pool risk in force	$2,994	100.0%	$2,995	100.0%	$3,141	100.0%

Total pool risk in force by policy year ($ in millions)
2004 and prior	$1,848	61.7%	$1,864	62.2%	$2,019	64.3%
2005	589	19.7	592	19.8	650	20.7
2006	258	8.6	261	8.7	281	8.9
2007	243	8.1	250	8.4	191	6.1
2008	56	1.9	28	0.9	—	—

Total Pool	$2,994	100.0%	$2,995	100.0%	$3,141	100.0%

	Period Ended
	June 30 2008	March 31 2008	June 30 2007
Other risk in force (in millions)
Seconds
1st loss	$312	$336	$495
2nd loss	460	507	590
NIMS	485	522	796
International
1st loss-Hong Kong primary mortgage insurance	469	517	384
Reinsurance	151	125	79
Credit default swaps (1)	8,619	8,872	7,872
Other
Domestic credit default swaps	206	212	212

Total other risk in force	$10,702	$11,091	$10,428

(1)	Due to the foreign currency changes since we underwrote the risk on our international credit default swaps, the current U.S. dollar-denominated risk will fluctuate.

	Period Ended
	June 30 2008	March 31 2008	June 30 2007
Default Statistics
Primary Insurance:
Flow
Prime
Number of insured loans	602,571	582,261	520,488
Number of loans in default	26,604	22,806	14,795
Percentage of total loans in default	4.42%	3.92%	2.84%

Alt-A
Number of insured loans	72,715	73,672	68,454
Number of loans in default	11,702	10,014	5,034
Percentage of total loans in default	16.09%	13.59%	7.35%

A minus and below
Number of insured loans	62,874	64,193	56,073
Number of loans in default	11,637	10,411	7,456
Percentage of total loans in default	18.51%	16.22%	13.30%

Total Flow
Number of insured loans	738,160	720,126	645,015
Number of loans in default	49,943	43,231	27,285
Percentage of total loans in default	6.77%	6.00%	4.23%

	Period Ended
	June 30 2008	March 31 2008	June 30 2007
Structured
Prime
Number of insured loans	70,857	72,264	57,500
Number of loans in default	5,447	5,434	3,612
Percentage of total loans in default	7.69%	7.52%	6.28%

Alt-A
Number of insured loans	84,369	87,325	98,242
Number of loans in default	13,344	12,056	4,992
Percentage of total loans in default	15.82%	13.81%	5.08%

A minus and below
Number of insured loans	24,422	26,342	32,612
Number of loans in default	8,003	8,404	8,278
Percentage of total loans in default	32.77%	31.90%	25.38%

Total Structured
Number of insured loans	179,648	185,931	188,354
Number of loans in default	26,794	25,894	16,882
Percentage of total loans in default	14.91%	13.93%	8.96%

Total Primary Insurance
Prime
Number of insured loans	673,428	654,525	577,988
Number of loans in default	32,051	28,240	18,407
Percentage of total loans in default	4.76%	4.31%	3.18%

Alt-A
Number of insured loans	157,084	160,997	166,696
Number of loans in default	25,046	22,070	10,026
Percentage of total loans in default	15.94%	13.71%	6.01%

A minus and below
Number of insured loans	87,296	90,535	88,685
Number of loans in default	19,640	18,815	15,734
Percentage of loans in default	22.50%	20.78%	17.74%

Total Primary
Number of insured loans	917,808	906,057	833,369
Number of loans in default	76,737 (1)	69,125 (1)	44,167 (1)
Percentage of loans in default	8.36%	7.63%	5.30%

Pool insurance
Number of loans in default	27,944 (2)	26,983 (2)	21,409 (2)

(1)	Includes approximately 272, 1,504 and 2,318 defaults at June 30, 2008, March 31, 2008 and June 30, 2007, respectively, where reserves had not been established because no claim payment was anticipated.
(2)	Includes approximately 20,880, 20,417 and 16,101 defaults at June 30, 2008, March 31, 2008 and June 31, 2007, respectively, where reserves had not been established because no claim payment was anticipated.

The default and claim cycle in our mortgage insurance business begins with our receipt of a default notice from the insured. Generally, the insured notifies us of a default within 15 days after the loan has become 60 days past due. For reporting and internal tracking purposes, we do not consider a loan to be in default until the loan has been past due for 60 days. During the first quarter of 2008, we learned that one of our largest servicers had not previously properly reported certain 60-day defaults to us and other private mortgage insurers. This was corrected in April 2008. In the second quarter of 2008, we recorded an additional $35 million related to approximately 2,000 defaults that were not reported to us previously.

The total number of loans in default increased from 96,203 at December 31, 2007 to 113,244 at June 30, 2008. The average loss reserve per default increased from $13,986 at December 31, 2007 to $18,726 at June 30, 2008. Primary and pool defaults at June 30, 2008 included approximately 272 and 20,880 defaults, respectively, on loans where reserves have not been established because no claim payment was anticipated. At December 31, 2007, primary and pool defaults included approximately 2,595 and 20,193 defaults, respectively, on loans where no reserve had been established. Excluding those defaults without a related reserve, the average loss reserve per default was $23,027 and $18,327 at June 30, 2008 and December 31, 2007, respectively. The loss reserve as a percentage of risk in force was 4.5% at June 30, 2008 and 3.0% at December 31, 2007.

	Three Months Ended			Six Months Ended
(In thousands)	June 30 2008	March 31 2008	June 30 2007	June 30 2008	June 30 2007
Direct claims paid:
Prime	$64,048	$60,658	$34,226	$124,706	$67,351
Alt-A	47,746	35,732	21,755	83,478	41,753
A minus and below	49,270	48,361	35,027	97,631	64,107
Seconds	47,775	45,437	21,071	93,212	34,692

Total	$208,839	$190,188	$112,079	$399,027	$207,903

Average claim paid:
Prime	$36.7	$36.8	$28.4	$36.7	$28.2
Alt-A	51.1	49.6	40.9	50.5	40.3
A minus and below	35.4	37.2	31.1	36.3	30.4
Seconds	34.2	34.6	27.8	34.3	28.2
Total	$38.2	$38.2	$30.9	$38.2	$30.8

Claim activity is not spread evenly throughout the coverage period of a book of business. Historically, relatively few claims on prime business are received during the first two years following issuance of a policy and on non-prime business during the first year. Claim activity on prime loans has historically reached its highest level in the third through fifth years after the year of policy origination, and on non-prime loans this level occurs in the second through fourth years. Based on these trends, approximately 65.4% of our primary risk in force and approximately 18.6% of our pool risk in force at June 30, 2008 had not yet reached its highest claim frequency years. The late 2005 through 2007 business has experienced default and claim activity sooner than has been the case for historical books of business. Because it is difficult to predict both the timing of originating new business and the cancellation rate of existing business, it is also difficult to predict, at any given time, the percentage of risk in force that will reach its highest claim frequency years on any future date.

	Three Months Ended			Six Months Ended
($ in thousands)	June 30 2008	March 31 2008	June 30 2007	June 30 2008	June 30 2007
States with highest claims paid:
California	$26,401	$16,771	$2,618	$43,172	$3,657
Michigan	16,623	15,466	11,623	32,089	21,885
Georgia	9,293	10,917	6,136	20,210	13,891
Ohio	10,043	10,032	11,142	20,075	19,787
Texas	10,472	9,268	8,386	19,740	17,175

Percentage of total claims paid:
California	12.6%	8.8%	2.9%	10.8%	2.1%
Michigan	8.0	8.1	10.4	8.0	10.5
Georgia	4.4	5.7	5.5	5.1	6.7
Ohio	4.8	5.3	9.9	5.0	9.5
Texas	5.0	4.9	7.5	4.9	8.3

A higher proportion of new defaults in 2007 and 2008 were from loans in California and Florida, which would indicate that claims paid in those states will likely increase, perhaps significantly throughout the remainder of 2008.

	Period Ended
	June 30 2008	March 31 2008	June 30 2007
Primary risk in force: (in millions)
California	$3,229	$2,986	$2,284
Florida	3,019	2,956	2,462
Texas	2,235	2,172	1,737
Georgia	1,622	1,566	1,299
Ohio	1,533	1,507	1,346
Illinois	1,520	1,448	1,215
New York	1,403	1,389	1,287
New Jersey	1,169	1,124	930
Michigan	1,168	1,159	1,035
Pennsylvania	1,094	1,070	935
Total primary risk in force:	$33,882	$32,792	$27,282

Percentage of total primary risk in force:
California	9.5%	9.1%	8.4%
Florida	8.9	9.0	9.0
Texas	6.6	6.6	6.4
Georgia	4.8	4.8	4.8
Ohio	4.5	4.6	4.9
Illinois	4.5	4.4	4.4
New York	4.1	4.2	4.7
New Jersey	3.5	3.4	3.4
Michigan	3.5	3.5	3.8
Pennsylvania	3.2	3.3	3.4

The largest single customer of our mortgage insurance segment (including branches and affiliates of such customer), measured by primary new insurance written, accounted for 21.5% of primary new insurance written for the six months ended June 30, 2008, compared to 26.3% for the six months ended June 30, 2007.

	As of and for the Three Months Ended			Six Months Ended
($ in thousands, unless specified otherwise)	June 30 2008	March 31 2008	June 30 2007	June 30 2008	June 30 2007
Provision for losses	$449,296	$571,008	$180,152	$1,020,304	$293,006
Reserve for losses	$2,120,577	$1,741,169	$746,095
Reserves for losses by category:
Prime	$559,947	$479,653	$212,191
Alt-A	722,813	598,706	182,537
A minus and below	410,373	391,426	246,062
Pool insurance	71,508	56,893	37,531
Seconds	178,859	176,121	37,251
Other	1,237	1,485	1,004

Reserve for losses, net	1,944,737	1,704,284	716,576
Reinsurance recoverable (1)	175,840	36,885	29,519

Total	$2,120,577	$1,741,169	$746,095

Provision for premium deficiency	$369,807	$18,090	—	$387,897	—
Reserve for premium deficiency	$583,543	$213,736	—

(1)	Related to ceded losses on captive transactions and Smart Home.

	As of and for Three Months Ended			Six Months Ended
	June 30 2008	March 31 2008	June 30 2007	June 30 2008	June 30 2007
Captives
Premiums ceded to captives (in millions)	$34.1	$35.7	$30.0	$69.8	$58.1
% of total premiums	14.7%	15.4%	14.5%	15.1%	14.3%
NIW subject to captives (in millions)	$3,415	$4,749	$6,146	$8,164	$11,140
% of primary NIW	35.4%	46.1%	36.5%	41.0%	37.0%
IIF (1) subject to captives	37.2	37.4	34.6
RIF (2) subject to captives	41.7	42.2	40.5
Persistency (twelve months ended)	81.2	77.5	71.1

(1)	Insurance in force.
(2)	Risk in force.

	As of and for the Three Months Ended				Six Months Ended
	June 30 2008		June 30 2007		June 30 2008		June 30 2007
Alt-A Information
Primary new insurance written by FICO score ($ in millions)
<=619	$2	0.4%	$84	1.2%	$3	0.3%	$92	0.6%
620-659	8	1.7	1,090	15.1	17	1.6	1,679	11.6
660-679	22	4.6	1,221	16.9	53	5.0	2,386	16.4
680-739	230	48.3	3,383	46.8	531	50.1	7,023	48.3
>=740	214	45.0	1,448	20.0	456	43.0	3,352	23.1

Total	$476	100.0%	$7,226	100.0%	$1,060	100.0%	$14,532	100.0%

Primary risk in force by FICO score ($ in millions)
<=619	$36	0.7%	$38	0.7%
620-659	654	12.4	767	15.2
660-679	772	14.7	811	16.0
680-739	2,509	47.7	2,313	45.7
>=740	1,287	24.5	1,132	22.4

Total	$5,258	100.0%	$5,061	100.0%

Primary risk in force by LTV ($ in millions)
95.01% and above	$364	6.9%	$239	4.7%
90.01% to 95.00%	1,367	26.0	1,299	25.7
85.01% to 90.00%	2,187	41.6	2,044	40.4
85.00% and below	1,340	25.5	1,479	29.2

Total	$5,258	100.0%	$5,061	100.0%

Primary risk in force by policy year ($ in millions)
2004 and prior	$984	18.7%	$1,272	25.1%
2005	746	14.2	966	19.1
2006	1,178	22.4	1,389	27.5
2007	2,112	40.2	1,434	28.3
2008	238	4.5	—	—

Total	$5,258	100.0%	$5,061	100.0%

Results of Operations—Financial Guaranty

Quarter and Six Months Ended June 30, 2008 Compared to Quarter and Six Months Ended June 30, 2007

The following table summarizes the results of operations for our financial guaranty segment for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30		% Change	Six Months Ended June 30		% Change
(In millions)	2008	2007	2008 vs. 2007	2008	2007	2008 vs. 2007
Net income	$32.5	$22.0	47.7%	$448.0	$79.9	n/m
Net premiums written—insurance	23.6	44.9	(47.4)	56.7	86.9	(34.8)%
Net premiums earned—insurance	44.0	32.4	35.8	81.7	66.7	22.5
Net investment income	26.2	26.3	(0.4)	53.3	51.8	2.9
Change in fair value of derivative instruments	31.0	(16.8)	n/m	667.1	27.2	n/m
Net (losses) gains on other financial instruments	(18.7)	5.6	n/m	(36.9)	8.4	n/m
Other income	0.1	0.1	—	0.2	0.3	(33.3)
Provision for losses	9.6	(6.2)	n/m	21.3	(12.0)	n/m
Provision for premium deficiency	—	—	—	—	—	—
Policy acquisition costs	12.3	11.6	6.0	22.7	23.4	(3.0)
Other operating expenses	15.0	12.9	16.3	35.8	27.1	32.1
Interest expense	6.5	4.5	44.4	11.7	9.1	28.6
Income tax provision	6.8	2.8	n/m	226.0	26.8	n/m

n/m = not meaningful

Net Income.    Net income for the three and six months ended June 30, 2008 was $32.5 million and $448.0 million, respectively, compared to $22.0 million and $79.9 million, respectively, for the corresponding periods of 2007. The increase in net income for the first half of 2008 was mainly due to an increase in the change in fair value of derivative instruments as a result of the implementation of SFAS No. 157. Partially offsetting this was an increase in the provision for losses, an increase in other operating expenses, higher net losses on other financial instruments and a higher tax provision due to higher pretax income.

Net Premiums Written and Earned.    Net premiums written for the second quarter and first six months of 2008 were $23.6 million and $56.7 million, respectively, compared to $44.9 million and $86.9 million, respectively, for the corresponding periods of 2007. Net premiums earned for the second quarter and first six months of 2008 were $44.0 million and $81.7 million, respectively, compared to $32.4 million and $66.7 million, respectively, for the corresponding periods of 2007. The decrease in net premiums written was attributable primarily to a decrease in our public finance production on both a direct and assumed basis. Included in net premiums earned for the second quarter and first six months of 2008 were refundings (both direct and assumed) of $16.7 million and $28.3 million, respectively, compared to $5.2 million and $11.8 million, respectively, for the same periods of 2007.

The following table shows the breakdown of insurance premiums written and earned by our financial guaranty segment’s various products for each period:

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
	(In thousands)
Net premiums written: (1)
Public finance direct	$7,876	$18,130	$13,479	$30,910
Public finance reinsurance	7,221	17,495	24,762	35,649
Structured direct	3,006	2,789	7,188	8,036
Structured reinsurance	5,411	5,693	10,853	11,605
Trade credit reinsurance	101	805	388	731

Total net premiums written—insurance	$23,615	$44,912	$56,670	$86,931

Net premiums earned: (1)
Public finance direct	$12,004	$9,961	$29,814	$21,546
Public finance reinsurance	22,965	11,692	32,835	22,792
Structured direct	3,760	4,389	7,642	9,080
Structured reinsurance	5,092	5,742	10,691	11,936
Trade credit reinsurance	220	638	715	1,332

Total net premiums earned—insurance	$44,041	$32,422	$81,697	$66,686

(1)	Excludes premiums written on credit derivatives for the three and six months ended June 30, 2008, which were $13.0 million and $25.9 million, respectively, compared to $5.6 million and $18.9 million, respectively, for the three and six months ended June 30, 2007. Also excluded are premiums earned on credit derivatives for the three and six months ended June 30, 2008, which were $13.5 million and $27.2 million, respectively, compared to $15.8 million and $34.7 million, respectively, for the three and six months ended June 30, 2007. These premiums are now reported in change in fair value of derivative instruments. This reclassification is the result of an effort by the financial guaranty industry, in consultation with the SEC, to provide consistency in disclosure of credit derivative contracts.

Net Investment Income.    Net investment income attributable to our financial guaranty segment was $26.2 million and $53.3 million, respectively, for the second quarter and first six months of 2008 compared to $26.3 million and $51.8 million, respectively, for the corresponding periods of 2007.

Change in Fair Value of Derivative Instruments.    Change in the fair value of derivative instruments was a gain of $31.0 million and $667.1 million, respectively, for the second quarter and first six months of 2008 compared to a loss of $16.8 million and a gain of $27.2 million for the corresponding periods of 2007. The total net unrealized gain on derivatives for the first half of 2008 was $648.2 million, which was driven primarily by the $1.8 billion impact of our own non-performance risk in our derivative valuation. Our 5-year credit default swap spread widened from 37 basis points at January 1, 2007 to 2,530 basis points at June 30, 2008. Also included in the change in fair value of derivative instruments in the first half of 2008 is a $72.0 million increase in the change in the fair value of put options on CPS.

Net (Losses) Gains on Other Financial Instruments.    Net losses on other financial instruments were $18.7 million and $36.9 million, respectively, for the second quarter and first six months of 2008, compared to $5.6 million and $8.4 million of net gains, respectively, for the corresponding periods of 2007. Included in the first six months of 2008 are losses related to changes in the fair value of hybrid securities and trading securities of $20.0 million, which were partially offset by net realized gains on the sale of hybrid securities of $4.8 million. The second quarter and six months ended June 30, 2008 also included approximately $15.3 million and $22.2 million, respectively, of losses on investment securities that were other-than-temporarily impaired. The amount reported for the second quarter and first six months of 2007 includes a $1.8 million gain and a $0.2 million loss, respectively, related to changes in the fair value of convertible securities.

Provision for Losses.    The provision for losses was $9.6 million and $21.3 million, respectively, for the three and six month periods ended June 30, 2008 compared to ($6.2) million and ($12.0) million, respectively, for the corresponding periods of 2007. The provision for losses reported for the first half of 2007 reflects favorable loss development on trade credit reinsurance and structured finance products. The 2008 provision for losses includes a higher provision in the structured finance reinsurance business as a result of exposures to assumed credits of RMBS.

We closely monitor our financial guaranty obligations and we use an internal classification process to identify and track troubled credits. We classify credits as “intensified surveillance credits” when we determine that continued performance is questionable and, in the absence of a positive change, may result in a claim. At June 30, 2008 and 2007, the financial guaranty segment had the following exposure on credits classified as intensified surveillance credits:

	June 30 2008		June 30 2007
($ in millions)	# of credits	Par Outstanding	# of credits	Par Outstanding
Less than $25	39	$270	21	$169
$25-$100	6	211	3	130
Greater than $100	1	103	—	—

Total	46	$584	24	$299

We establish loss reserves on our non-derivative financial guaranty contracts as discussed in “Critical Accounting Policies—Reserve for Losses.” We have allocated non-specific reserves of $63.1 million on 32 of the intensified surveillance credits (representing an aggregate par amount of $453.3 million) identified at June 30, 2008. We expect that we will suffer losses with respect to these insured obligations approximately equal to the total amount reserved. At June 30, 2007, we had allocated non-specific reserves of $27.7 million to seven credits with an aggregate par amount of $106.2 million.

There is one credit at June 30, 2008 for which we have not established an allocated non-specific reserve that, without a positive change, may default in the near-term and could potentially result in a claim. Based on currently available information, we expect that any claim from this credit, should one arise, would range from a minimal amount up to approximately 50% of the $51.5 million in total par outstanding. The potential amount of any claim is not estimable at this point, in part, because of the availability of a number of strategic alternatives currently under consideration and other mitigating factors that could reduce or delay any payment from us. In addition, remediation efforts have added substantial additional collateral security for the insured obligation, which could reduce the amount of any claim we may be required to pay. We continue to collect and analyze additional information regarding that transaction.

We also have reinsured several primary financial guaranty insurers’ obligations with respect to $304.5 million in par outstanding related to Jefferson County, Alabama sewer bonds. As a result of a commutation of exposure with one of these insurers, effective July 28, 2008, our exposure has been reduced by approximately $21.0 million to $283.5 million. We placed this credit on intensified surveillance during the first quarter of 2008, and in the second quarter of 2008, we placed this credit on our Case Reserve List. The County currently faces increased financing costs on their debt and could possibly face more rapid amortization on their bank liquidity support, which has contributed to financial stress on the County’s sewer system. The County and certain primary insurers entered into forbearance agreements with the liquidity banks, which are currently scheduled to expire on November 17, 2008, but could expire as early as August 29, 2008 if certain actions are not taken by the Alabama governor and legislature on a timely basis. These agreements prevent the banks from demanding increased interest and more rapid amortization of principal under their liquidity agreements until the expiration of such agreements. Certain primary financial guaranty insurers have been working with the County and other parties to structure a resolution to the financial problems of the County’s sewer system. However, at this point, it is uncertain whether a solution acceptable to all parties can be obtained before the expiration of the forbearance period. We made a payment of $0.7 million in connection with previous extensions of the forbearance agreement and anticipate paying an additional $2.4 million in the third quarter of 2008 in connection with the extension of the forbearance agreement, which became effective August 1, 2008. Notwithstanding these payments no additional reserve has been established for this credit as we have not concluded that any additional loss is probable or estimable.

There were no direct derivative financial guaranty contracts with $25 million or greater in exposure identified as intensified surveillance credits at June 30, 2008 or June 30, 2007.

Policy Acquisition Costs.    Policy acquisition costs were $12.3 million and $22.7 million, respectively, for the three and six months ended June 30, 2008, compared to $11.6 million and $23.4 million, respectively, for the corresponding periods of 2007. Included in policy acquisition costs for the three and six months ended June 30, 2008 were $1.1 million and $4.1 million, respectively, of origination costs related to derivative financial guaranty contracts, compared to $4.0 million and $7.8 million, respectively, for the corresponding periods of 2007. The costs to originate derivative financial guaranty contracts, unlike traditional financial guaranty insurance, are expensed immediately rather than deferred.

Other Operating Expenses.    Other operating expenses were $15.0 million and $35.8 million, respectively, for the three and six month periods ended June 30, 2008, compared to $12.9 million and $27.1 million, respectively, for the corresponding periods of 2007. Operating expenses for the three and six month periods ended June 30, 2008 include an increase in legal, accounting and other third-party professional services. Year to date expenses for 2008 also include an increase in employee costs, primarily severance related, as a result of our decision to exit a portion of the structured finance business in March 2008.

Interest Expense.    Interest expense was $6.5 million and $11.7 million, respectively, for the second quarter and first six months of 2008 compared to $4.5 million and $9.1 million, respectively, for the corresponding periods of 2007. Both periods include interest on our long-term debt, which was allocated to the financial guaranty segment.

Income Tax Provision.    The effective tax rate was 17.2% and 33.5%, respectively, for the second quarter and first six months of 2008, compared to 11.2% and 25.1%, respectively, for the corresponding periods of 2007. The higher tax rates for 2008 reflect a decrease in the percentage of income generated from tax-advantaged securities.

The gross par (principal amount) originated by our financial guaranty segment for the periods indicated was as follows:

(In millions)	Three Months Ended June 30		Six Months Ended June 30
Type	2008	2007	2008	2007
Public finance:
General obligation and other tax supported	$362	$1,143	$1,031	$2,818
Water/sewer/electric gas and investor-owned utilities	143	316	582	807
Healthcare and long-term care	284	319	468	689
Airports/transportation	79	442	676	872
Education	17	204	42	313
Other municipal	16	86	127	157
Housing	1	12	11	13

Total public finance	902	2,522	2,937	5,669

Structured finance:
Collateralized debt obligations	3	569	141	11,190
Asset-backed obligations	1	176	221	687
Other structured	14	39	179	148

Total structured finance	18	784	541	12,025

Total	$920	$3,306	$3,478	$17,694

The net par originated and outstanding does not differ materially from the gross par originated and outstanding at June 30, 2008 and 2007 because we do not cede a material amount of business to reinsurers. The gross par originated includes both direct and assumed reinsurance business. Information regarding gross par originated for our assumed reinsurance business lagged by one quarter in periods prior to December 2007. Effective January 2008, this information is now reported on a one month lag. The reinsurance gross premiums written for any given period are on a one month lag and therefore, exclude those gross premiums written from the last month of that period and include those gross premiums written from the last month of the immediately preceding period. Therefore, for periods occurring before January 2008, the gross par originated for our financial guaranty business does not precisely correspond to the corresponding premiums written in the period presented. The significant decrease in gross par originated on CDOs in 2008 was a result of our decision in March 2008 to discontinue writing insurance on CDOs.

The following schedule depicts the expected earned premiums for our existing financial guaranty portfolio, assuming no advance refundings and no clawbacks of reinsurance transactions, as of June 30, 2008. Expected earnings will differ from contractual earnings because borrowers have the right to call or prepay financial guaranty obligations. Unearned insurance premium amounts are net of prepaid reinsurance.

(In millions)	Ending Net Unearned Premiums	Unearned Premium Amortization	Future Installments	Total Premium Earnings
2008	$648.6	$39.7	$11.7	$51.4
2009	590.7	57.9	33.4	91.3
2010	538.4	52.3	25.7	78.0
2011	489.6	48.8	18.9	67.7
2012	443.8	45.8	17.9	63.7

2008 – 2012	443.8	244.5	107.6	352.1
2013 – 2017	255.8	188.0	66.8	254.8
2018 – 2022	127.0	128.8	43.2	172.0
2023 – 2027	48.5	78.5	33.0	111.5
After 2027	—	48.5	56.5	105.0

Total	$—	$688.3	$307.1	$995.4

In addition to the expected earned premiums above, we also have expected future premium earnings on derivative contracts of $287.1 million, primarily in future installment premiums.

The following table shows the breakdown of claims paid and incurred losses for our financial guaranty segment for the periods indicated:

	Three Months Ended June 30		Six Months Ended June 30
($ in thousands)	2008	2007	2008	2007
Claims Paid:
Trade credit reinsurance	$397	$2,625	$983	$5,271
Other	1,761	803	103,217 (1)	734
Conseco Finance Corp.	2,305	3,011	4,373	6,119

Total	$4,463	$6,439	$108,573	$12,124

Incurred Losses:
Trade credit reinsurance	$(3,819)	$(8,480)	$(5,474)	$(11,616)
Other	14,074	2,290	27,432	(386)
Conseco	(672)	—	(672)	—

Total	$9,583	$(6,190)	$21,286	$(12,002)

(1)	Includes a $100.0 million claim payment on one CDO of ABS that was fully reserved for in 2007.

The following table shows the breakdown of the reserve for losses and loss adjustment expenses (“LAE”) for our financial guaranty segment at the end of each period indicated:

(In thousands)	June 30 2008	December 31 2007	June 30 2007
Financial Guaranty:
Case reserves	$32,583	$33,317	$38,742
Allocated non-specific	63,088	141,270	27,706
Unallocated non-specific	48,119	49,195	59,708

Trade Credit Reinsurance and Other:
Case reserves	13,951	16,000	18,387
Incurred But Not Reported (“IBNR”)	9,424	13,522	18,733

Total	$167,165	$253,304	$163,276

The allocated non-specific reserve at June 30, 2008, relates to 32 credits with a total par outstanding of $453.3 million. The allocated non-specific reserve at June 30, 2007, relates to seven credits with a total par outstanding of $106.2 million. The increase in the allocated non-specific reserve primarily relates to exposure to assumed credits of RMBS.

The following table shows the distribution of our $46.3 billion of CDO net par outstanding by type of exposure, by percentage of our total CDO net par outstanding and by percentage of financial guaranty’s total net par outstanding as of June 30, 2008:

Type of CDO	Amount	Percentage of CDO Net Par Outstanding	Percentage of Total Net Par Outstanding
	(in billions)
Corporate:
Synthetic Corporate	$38.3	82.6%	33.3%

Total corporate	38.3	82.6	33.3

Non-corporate:
Trust Preferred (Including Second to Pay)	2.4	5.3	2.1
Assumed	1.9	4.0	1.6
CDO of Commercial Mortgage-Backed Securities (“CMBS”)	1.8	4.0	1.6
Collateralized Loan Obligation (“CLO”) (Including Second to Pay)	0.8	1.7	0.7
CDO of ABS	0.5	1.1	0.4
Multi-Sector	0.4	0.9	0.4
Second to Pay (Corporate CDO)	0.2	0.4	0.2

Total non-corporate	8.0	17.4	7.0

Total CDOs	$46.3	100.0%	40.3%

The following table shows the distribution of our $4.3 billion of net par outstanding on ABS obligations by type of exposure, by percentage of our total ABS obligation net par outstanding and by percentage of financial guaranty’s total net par outstanding as of June 30, 2008:

Type of Asset-Backed Security	Amount	Percentage of ABS Net Par Outstanding	Percentage of Total Net Par Outstanding
	(in billions)
Consumer Assets	$1.4	32.0%	1.2%
Commercial and other	1.3	31.3	1.2
RMBS	1.6	36.7	1.4

Total ABS	$4.3	100.0%	3.8%

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

U.S. Domestic Non-CDO RMBS Exposure.    At June 30, 2008, our insured financial guaranty portfolio included approximately $1,118.9 million of net par outstanding related to U.S. Domestic Non-CDO RMBS. Our exposure to U.S. Domestic Non-CDO RMBS is spread among 279 transactions and represents 1.0% of financial guaranty’s total net par outstanding as of June 30, 2008.

A portion of our U.S. Domestic Non-CDO RMBS exposure is subprime RMBS exposure, which is spread among 143 transactions with the largest individual exposure being $44.0 million. 67.3% of our financial guaranty Non-CDO subprime RMBS exposure has been assumed as reinsurance, while 32.7% has been insured directly, with no new U.S. Domestic Non-CDO subprime RMBS having been written directly since 2004.

The following table provides additional information regarding our U.S. Domestic Non-CDO RMBS exposure as of June 30, 2008:

Financial Guaranty U.S. Domestic Non-CDO RMBS Exposure

($ in millions)

	Total Net Par Outstanding	Net Par Outstanding		% of U.S. Domestic Non- CDO RMBS Portfolio	2006/2007 Vintage %	% of Net Par Outstanding by Rating
		Direct	Assumed (1)			AAA *	AA *	A *	BBB *	BIG(2)*
Subprime	$407.9	$133.4	$274.5	36.5	10.3/31.1	18.1	0.4	11.9	9.1	60.5
Prime	278.3	123.3	155.0	24.9	6.6/33.1	68.7	7.6	3.9	17.1	2.7
Alt-A	398.5	74.1	324.4	35.6	26.0/32.8	58.2	2.5	6.4	13.3	19.6
Second to Pay	34.2	—	34.2	3.0	0.0/100.0	15.9	7.4	0.0	7.6	69.1

Total Non-CDO RMBS	$1,118.9	$330.8	$788.1	100.0	14.7/34.3	44.9	3.1	7.6	12.6	31.8

*	Ratings are based on our internal ratings estimate for these transactions.
(1)	As of June 30, 2008, we had approximately $200 million of exposure to home equity lines of credit (including $47 million to subprime and $69 million to Alt-A), all of which was assumed from our primary financial guaranty reinsurance customers.
(2)	Below investment grade.

Moody’s and S&P took multiple rating actions that affected RMBS and CDOs of asset backed securities between July 2007 and June 2008. We have no direct financial guaranty exposure to U.S. Domestic Non-CDO RMBS tranches that were downgraded or placed on negative watch by Moody’s or S&P as part of these ratings actions.

CDO Subprime RMBS Exposure.    We have subprime RMBS exposure through two directly-insured CDOs of ABS with an aggregate net par outstanding of $641.8 million (or 0.6% of financial guaranty’s total net par outstanding as of June 30, 2008). These transactions, with net par outstanding of $491.8 million and $150 million, respectively, were originally rated AAA/Aaa by S&P and Moody’s, respectively. The $491.8 million CDO of ABS transaction was downgraded by S&P on March 18, 2008 to AA- and again on July 24, 2008 to B+ and by Moody’s on April 24, 2008 to Aa3 and again on July 30, 2008 to A2. Notwithstanding such ratings, we assigned an internal rating equivalent of BB- to this credit in April 2008, and we continue to monitor its performance closely. The $150 million CDO of ABS transaction remains rated AAA/Aaa by S&P and Moody’s, respectively.

As of June 30, 2008, 44 RMBS credits and 18 CDOs of ABS credits representing $315.5 million (or 51.7%) of the $609.8 million collateral pool underlying our $491.8 million CDO of ABS transaction had been downgraded by S&P or Moody’s. The total credit support in this transaction equals $120.7 million. No collateral has been downgraded or is on negative watch or review for possible downgrade in the transaction with $150.0 million exposure. The following table provides additional information regarding these two transactions:

	Collateral Pool							Credit Support		% of Collateral (Detachment Point)
Net Par Outstanding	RMBS (1)	CMBS	CDO of ABS	CDO of CDO	Other		Total	Amount	% of Collateral (Attachment Point)
($ in millions)								($ in millions)
$ 150.0	64.8%	0.0%	0.0%	0.0%	35.2	%(2)	100.0%	$78.0	13.0%	38.0%
$ 491.8	64.6%	13.8%	12.9%	3.7%	4.9%		100.0%	$120.7	19.7%	100.0%

(1)	Of the RMBS collateral included in the $150.0 million and $491.8 million transactions, approximately 15.8% and 42.6% of this collateral, respectively, represents subprime RMBS.
(2)	Includes 25.2% of other ABS collateral.

CDO CMBS Exposure.    We have approximately $1.8 billion in exposure to CMBS through four synthetic insured CDOs. These four CDOs, each of which is currently rated AAA by both Moody’s and S&P, contain 127 triple-A rated CMBS tranches (the “CMBS Obligations”) that were issued as part of 88 securitizations (the “CMBS Securitizations”).

The following table provides additional information regarding our CMBS exposure as of June 30, 2008:

Financial Guaranty CDO CMBS Exposure

Total Size Of CDO	Number of Obligations In CDO	Average Size of Obligation In CDO	Average Subordination of Obligation	Total Delinquencies (Average of Securitizations)	Radian Outstanding Exposure
$1.5 billion	30	$50 million	14%	0.60%	$353 million
$1.0 billion	40	$25 million	13%	0.52%	$430 million
$2.4 billion	30	$80 million	20%	0.38%	$599 million
$1.9 billion	27	$72 million	31%	0.61%	$450 million

The loan collateral pool supporting the CMBS Obligations consists of 15,000 loans with a balance of approximately $200 billion. The underlying loan collateral is well diversified both geographically and by property type.

Results of Operations—Financial Services

Our financial services segment had net income for the second quarter and first six months of 2008 of $9.2 million and $15.8 million, respectively, compared to $27.3 million and $38.1 million, respectively, for the comparable periods of 2007. Equity in net income of affiliates was $15.7 million and $28.2 million, respectively, for the second quarter and first six months of 2008, compared to $49.5 million and $72.3 million, respectively, for the comparable periods of 2007. Sherman accounted for $15.7 million and $28.2 million, respectively, of the total equity in net income of affiliates for the second quarter and first six months of 2008, compared to $26.3 million and $55.9 million in the comparable periods of 2007. The decrease in net income of affiliates from Sherman in 2008 was the result, in part, of the sale of a portion of our interest in Sherman during the third quarter of 2007. We did not record any equity in net income of C-BASS for 2008, compared to $23.2 million and $16.4 million, respectively, for the second quarter and first six months of 2007. The rapid decline in the subprime mortgage market during July 2007 was largely responsible for the impairment of our total interest in C-BASS in 2007.

Off-Balance Sheet Arrangements

There have been no material changes to the information presented in our Annual Report on Form 10-K for the year ended December 31, 2007, except as follows:

At June 30, 2008, there were 13 NIMS trusts requiring consolidation in our condensed consolidated balance sheets. The amount included in other assets and variable interest entity debt related to these trusts was $10.7 million and $85.7 million, respectively. The consolidated NIMS assets are treated as derivatives in accordance with SFAS No. 133, and recorded at fair value. The consolidated NIMS VIE debt is recorded at fair value as allowed and elected by us, in accordance with the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). There are certain control provisions in our guarantee contracts, which are outside of our control, which give us the ability to call the NIMS. Because of these circumstances, the VIE would not be exempt from consolidation considerations under Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46R, “Consolidation of Variable Interest Entities” (“FIN No. 46R”).

Contractual Obligations and Commitments

There have been no material changes outside the ordinary course of our business in our contractual obligations during the three months ended June 30, 2008, except as follows:

On April 30, 2008, we entered into an amendment to our credit facility, which became effective May 15, 2008. The amendment modified the credit agreement and related loan documents, among other things, by (a) reducing the commitment size from $400 million to $250 million (with further reductions to a minimum of $150 million to take place if certain repayment events occur), (b) increasing the pricing under the credit agreement, (c) eliminating the ratings covenant contained in Section 6.10 of the credit agreement, and (d) securing the credit agreement with a security interest in certain collateral. This security interest was affected primarily through a lien in favor of the lenders to the facility in (i) our ownership interests in certain of our first-tier subsidiaries and (ii) substantially all our other personal property. In addition, we granted a lien in our ownership interest in Radian Guaranty in favor of the lenders to the facility and the holders of the securities issued under our public indentures. Modifications by the amendment of certain events of default under the credit agreement include (a) the reduction of certain grace periods applicable to existing events of default, (b) the addition of a new event of default in the case of a default under any one or more of the security documents to be executed in connection with the amendment, (c) a cross-default to other indebtedness, and (d) the occurrence of certain events with respect to any of our material insurance subsidiaries.

On August 7, 2008, we and the necessary lenders signed a further amendment to our credit facility to allow us to, among other things, contribute our equity interest in Radian Asset Assurance to Radian Guaranty. In exchange for this and certain other flexibility, the amendment requires us, among other things, to (a) further reduce the total outstanding principal amount from $200 million to $150 million (with further reductions to a minimum of $100 million to take place if certain repayment events occur) and (b) pledge our equity interest in Sherman to secure our obligations to our lenders prior to the time that we contribute our equity interest in Radian Asset Assurance. In addition, we agreed to pay a fee to the administrative agent for the facility.

Under the amended credit agreement, we and our material subsidiaries are subject to a number of other business and financial covenants and events of default, including without limitation, maintaining at all times a Consolidated Net Worth (as defined in the amended credit agreement) of not less than $1.75 billion, plus an amount equal to 75% of the net proceeds of any equity issuance following the effective date of the amendment, subject to certain limited qualifications. The credit agreement, as amended, contains limitations on indebtedness, liens, mergers, consolidations, liquidations and sales, payment of dividends, investments, loans and advances and optional payments and modifications of subordinated and other debt instruments.

As a result of the recent ratings downgrades of Radian Asset Assurance and our reduced prospects for writing new financial guaranty business, we have put into place retention and severance agreements for certain surveillance, risk management and finance personnel. These retention packages are estimated at $26 million and are expected to be paid out by the end of 2009.

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

During the first six months of 2008, we contributed $19.7 million of capital to Amerin Guaranty and $5.8 million to EFSG. During the second quarter of 2008, Radian Asset Assurance declared an ordinary dividend of $107.5 million, of which $100 million was contributed to Radian Guaranty ($11.3 million was paid in June and the remainder in July). Our insurance subsidiaries may be limited in the amount that they may pay in dividends to us during the next 12 months without first obtaining insurance department approval. Our insurance subsidiaries are permitted to allocate capital resources within certain insurance department and rating agency guidelines, by making direct investments.

C-BASS did not pay dividends to us during 2008 or 2007. We do not expect to receive any future dividends from C-BASS. Sherman paid $19.5 million of dividends to us during the six months ended June 30, 2008, and $51.5 million of dividends during the six months ended June 30, 2007. During the third quarter of 2007, we sold a portion of our interest in Sherman for approximately $278 million in cash, which helped our capital and liquidity position in our mortgage insurance business. In December 2007, Radian Guaranty contributed its remaining ownership interest in Sherman, which had a carrying value of $104 million, to Radian Group Inc. As a result, all future dividends from Sherman will be received by Radian Group directly.

We intend to contribute our equity interest in Radian Asset Assurance to Radian Guaranty in the third quarter of 2008. This restructuring is intended to provide significant, regulatory capital credit to Radian Guaranty to support new mortgage originations in our mortgage insurance business as well as potential cash dividends over time. In addition, we may, subject to market conditions and other factors, seek to raise additional capital in the future, possibly through the issuance of debt or equity securities. We also may seek to sell all or a portion of our remaining interest in Sherman, subject to the existing option with Sherman’s management. We are required to repay amounts outstanding under our credit facility with any amounts we raise through the issuance of securities (e.g., debt, equity or hybrid securities) or the sale of certain of our assets. Additional capital, whether provided through internal sources or raised in public or private markets, is an important component of our plan to regain our AA status with S&P and Moody’s over a time period that is acceptable to us, as well as to the GSEs and our lender counterparties. There can be no assurance that we will be successful in executing upon our capital plans.

We have entered into a tax allocation agreement with each subsidiary that is a member of our affiliated group. Pursuant to this agreement, we are required to reimburse our subsidiaries for certain tax losses. These subsidiaries are entitled to reimbursement, for the tax benefit associated with the net operating loss of the subsidiary, if such tax benefit can be utilized on a separate company income tax return basis. During the current period, Amerin Guaranty, Radian Insurance and Commonwealth Mortgage Assurance Co. of Texas (“CMAC of Texas”) each encountered estimated net operating losses on a tax basis that, if computed on a separate company return basis, could not be utilized through existing carryback provisions of the Code. As such, we are not currently obligated to reimburse them for their respective unutilized tax losses. However, if in a future carryforward period, any of these subsidiaries can realize their individual tax loss under the federal carryforward provisions of the Code, then we will be obligated under the tax allocation agreement to fund such subsidiary’s share of the tax losses that could be utilized on a separate company tax return basis. Currently, our potential obligation for each of these subsidiaries is as follows: CMAC of Texas – $3.2 million; Radian Insurance – $72.3 million; and Amerin Guaranty – $34.0 million. We currently hold sufficient funds in a non-insurance subsidiary to satisfy our potential tax obligations to each of these subsidiaries.

Short-Term Liquidity Needs

Our liquidity needs over the next 12 months include funds for the payment of dividends on our common stock, debt service payments on our outstanding long-term debt and borrowings under our credit facility, claim payments on our insured obligations and operating expenses. In addition, as a result of the termination of our Pension Plan in June 2007, we expect to make a final contribution to this plan in the third quarter of 2008 of approximately $15 million. In July 2008, we reduced our quarterly common stock dividend from $0.02 per share to $0.0025 per share. Assuming that our common stock outstanding remains constant at 80,405,377 shares at June 30, 2008, we would require approximately $0.4 million to pay our quarterly dividends for the remainder of 2008. We will also require approximately $56.5 million annually to pay the debt service on our outstanding long-term debt and other borrowings, including amounts drawn under our existing credit facility. We expect to fund all of these requirements with amounts received under our expense-sharing arrangements or as dividends from our insurance operating subsidiaries, subject to regulatory requirements, which may include dividends from working capital, all of which we expect to be sufficient to make such payments for at least the next 12 months.

Our sources of working capital consist mostly of premiums written by our insurance operating subsidiaries and investment income at both the parent company and operating subsidiary levels. Working capital is applied mainly to the payment of our insurance operating subsidiaries’ claims and operating expenses. Cash flows used by operating activities for the six months ended June 30, 2008, were $185.2 million, compared to $229.7 million of cash flows provided by operating activities for the six months ended June 30, 2007.

Claim payment obligations and operating expenses are expected to exceed the operating cash flows generated by our mortgage insurance subsidiaries in 2008 and 2009. However, we believe that the operating cash flows generated by each of our mortgage insurance subsidiaries will provide those subsidiaries with a substantial portion of the funds necessary to satisfy their claim payments and operating expenses during these years. We believe that the operating cash flows generated by our financial guaranty insurance subsidiaries will provide those subsidiaries with sufficient funds to satisfy their claim payment obligations and operating expenses for at least the next 12 months. If necessary, we believe that we have the ability to fund any operating cash flow shortfall from sales of our investment securities portfolio maintained at the operating company and from maturing investments. In the event that we are unable to fund excess claim payments and operating expenses through the sale of these investments and from maturing investments, we may be required to incur unanticipated capital losses or delays in connection with the sale of less liquid securities held by us.

In addition to the amounts held to satisfy our potential tax obligations to our subsidiaries as discussed above, we had cash and liquid investment securities of $113.1 million at June 30, 2008. Upon the satisfaction of all applicable closing conditions, we are required to use $50 million to reduce the principal amount outstanding under our credit facility from $200 million to $150 million. Following this paydown, we will have no additional borrowing capacity under our credit facility until amounts outstanding under the facility have been reduced below $100 million. See “Contractual Obligations and Commitments” above.

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

Reconciliation of Net Income to Cash Flows from Operations

The following table reconciles net (loss) income to cash flows from operations for the six months ended June 30, 2008 and 2007 (in thousands):

	June 30 2008	June 30 2007
Net (loss) income	$(196,886)	$134,550
Increase in reserves	688,604	66,563
Increase in premium deficiency reserves	387,897	—
Deferred tax provision	(161,173)	(15,538)
(Decrease) increase in unearned premiums	(46,646)	44,101
Decrease (increase) in deferred policy acquisition costs	50,190	(10,773)
Net (payments) receipts related to derivative contracts (1)	(5,578)	27,400
Equity in earnings of affiliates	(28,230)	(72,279)
Distributions from affiliates (1)	19,499	51,512
Purchases of trading securities (1)	(456,088)	—
(Gains) losses on financial instruments and change in fair value of derivatives	(700,900)	49,892
Decrease (increase) in prepaid federal income taxes (1)	257,143	(51,395)
Other	6,923	5,642

Cash flows (used in) provided by operating activities	$(185,245)	$229,675

(1)	Cash item.

Cash flows from operations for the six months ended June 30, 2008 decreased from the comparable period of 2007. This decrease was mainly due to an increase in claims paid, purchases of trading securities and lower distributions from affiliates. We expect a net cash outflow from operations during the next 12 months.

Stockholders’ Equity

Stockholders’ equity was $2.5 billion at June 30, 2008, compared to $2.7 billion at December 31, 2007. The approximate $0.2 billion decrease in stockholders’ equity resulted from the net loss of $196.9 million.

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

In the mortgage insurance segment, reserves for losses generally are not established until we are notified that a borrower has missed two consecutive payments. We also establish reserves for associated LAE, consisting of the estimated cost of the claims administration process, including legal and other fees and expenses associated with administering the claims process. We follow the accounting guidance in SFAS No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS No. 60”) relating to the reserve for losses on our mortgage insurance contracts (excluding financial guaranty contracts). We maintain an extensive database of claim payment history and use models, based on a variety of loan characteristics, including the status of the loan as reported by its servicer, and macroeconomic factors such as regional economic conditions that involve significant variability over time, as well as more static factors such as the estimated foreclosure period in the area where the default exists, to help determine the likelihood that a default will result in a claim (referred to as the “claim rate”), the amount that we will pay if a default becomes a claim (referred to as “claim severity”) and based on these estimates, the appropriate loss reserve at any point in time.

With respect to delinquent loans that are in an early stage of delinquency, considerable judgment is exercised as to the adequacy of reserve levels. Adjustments in estimates for delinquent loans in the early stage of delinquency are more volatile in nature than for loans that are in the later stage of delinquency, which generally require a larger reserve. As the delinquency proceeds toward foreclosure, there is more certainty around these estimates as a result of the aged status of the delinquent loan, and adjustments are made to loss reserves to reflect this updated information. If a default cures, (historically, a large percentage of defaulted loans have cured before going to claim, although this rate has fallen significantly in the current deteriorating housing environment) the reserve for that loan is removed from the reserve for losses and LAE. This curing process causes an appearance of a reduction in reserves from prior years if the reduction in reserves from cures is greater than the additional reserves for those loans that are nearing foreclosure or have become claims. In the mortgage insurance segment, we also establish reserves for defaults that we believe to have occurred but that have not been reported to us on a timely basis by lending institutions. All estimates are continually reviewed and adjustments are made as they become necessary.

We generally do not establish reserves for loans that are in default if we believe that we will not be liable for the payment of a claim with respect to that default. For example, for those defaults in which we are in a second-loss position, we calculate what the reserve would have been if there had been no deductible. If the existing deductible is greater than the reserve amount for any given default, we do not establish a reserve for the default. We generally do not establish loss reserves for expected future claims on insured mortgages that are not in default or believed to be in default. See “Reserve for Premium Deficiency” below for an exception to this general principle.

Each loan that we insure is identified by product type (i.e., prime, subprime, Alt-A and pool) at the time the loan is initially insured. Different product types typically exhibit different loss behavior. Accordingly, our reserve model applies different ultimate claim rates and severities to each product type, taking into account the different loss development patterns and borrower behavior that are inherent in these products, as well as whether we are in a first- or second-loss position and whether there are deductibles on the insured loans. We use an actuarial projection methodology called a “roll rate” analysis to determine the projected ultimate claim rates for each product and to produce a reserve point for each product. As discussed above, the “roll rate” analysis uses claim payment history for each product to help determine the likelihood that a default will result in a claim and the amount that we will pay if a default becomes a claim. Therefore, the key assumption affecting our methodology is that future ultimate claim rates and severities will be consistent with our historical experience.

The following table shows the mortgage insurance range of loss and LAE reserves, and recorded reserves for losses and LAE, as of June 30, 2008 and December 31, 2007:

	As of June 30, 2008			As of December 31, 2007
Loss and LAE Reserves (in millions)	Low	High	Recorded	Low	High	Recorded
Mortgage Insurance Operations	$1,923.7	$2,253.8	$2,088.7	$1,239.7	$1,451.3	$1,345.5

Reserves for our mortgage insurance business are set at our modeled output for loss and LAE reserves. In light of the regular adjustments made to the underlying assumptions in our model as discussed above, we believe the amount generated by our model at June 30, 2008 best represents the most accurate estimate of our future losses and LAE. We believe the high and low amounts highlighted in the table above represent a reasonable estimate of the range of possible outcomes around our recorded reserve point for the period indicated.

We considered the sensitivity on loss reserve estimates at June 30, 2008, by assessing the potential changes resulting from a parallel shift in severity and claim rate. For example, assuming all other factors remain constant, for every 1% change in claim severity or claim rate, we estimated an $18.9 million change in our loss reserves at June 30, 2008.

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

-	At June 30, 2008, we had case reserves and LAE reserves on financial guaranty policies of $32.6 million. Of this amount, $17.5 million was attributable to a single manufactured housing transaction originated and serviced by Conseco Finance Corp. that was fully reserved for in 2003. The case and LAE reserves also include $14.2 million attributable to 33 reinsured obligations on which our total par outstanding is $531.0 million. These reserves are established based on amounts conveyed to us by the ceding companies and, to the extent sufficient information is available to us, confirmed by us. We do not have any reasonable expectation that the ultimate losses will deviate materially from the amount reserved. The remaining $0.9 million represents LAE reserves attributable to four insured obligations, partially offset by salvage recoveries on six other insured obligations.

-	At June 30, 2008, 32 credits were included in our allocated non-specific reserves of $63.1 million. We expect that we will suffer losses with respect to these insured obligations approximately equal to the amount reserved of $63.1 million. These credits have a gross par amount of $453.3 million.

•

Our unallocated non-specific reserves are established over time by applying expected default factors to the premiums earned during each reporting period. The expected lifetime losses for each credit are determined by multiplying the expected frequency of losses on that credit by the expected severity of losses on that credit and multiplying this number, the loss factor, by that credit’s outstanding par amount. The expected frequency and severity of losses for each credit is generated from three sources—two that are published by major rating agencies and one that is generated by a proprietary internal model—based on the product class, published rating and term to maturity for each credit. We set the expected lifetime losses for each credit at a point in the range between the highest and lowest expected lifetime loss factors generated by the rating agency and internally-generated models. The default rates published by rating agencies tend to be very low because we mostly insure investment-grade obligations that, historically, have a very low probability of default. Although the default rate is low, the amount of losses upon default can be very high because we tend to insure large financial obligations. Because of the low incidence of losses on financial guaranty obligations, it is also very difficult to estimate the timing of losses on our insured obligations for which we have not yet established a case reserve or allocated non-specific reserve. The default factors for the six months ended June 30, 2008 and 2007 approximated 10% of earned premiums on public finance credits and 15% of earned premiums on structured finance credits.

•

Our unallocated non-specific loss reserve at June 30, 2008, was $48.1 million. The range between the unallocated non-specific reserves that would have resulted from applying the highest and lowest default factors generated by any of the three models was approximately $25 million to $67 million, which we believe provides a reasonably likely range of expected losses.

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

Reserve for Premium Deficiency

In accordance with SFAS No. 60, our first- and second-lien businesses are considered to be separate products due to the fact that the businesses are managed separately, priced differently and have a different customer base. SFAS No. 60 requires a premium deficiency reserve if the net present value of the expected future losses and expenses exceeds expected future premiums and existing reserves. We reassess our expectations for premiums, losses and expenses for our businesses each quarter and update our premium deficiency accordingly. In the third quarter of 2007, we established a reserve for premium deficiency on our second-lien business. During the first six months of 2008, the second-lien premium deficiency reserve decreased by approximately $33.9 million to $161.7 million as a result of the transfer of premium deficiency reserves to loss reserves, offset by changes in estimates of future premiums and losses, differences in actual versus expected amounts of premiums and losses on our second-lien portfolio, and the timing of losses and payments.

During the second quarter of 2008, we determined that a premium deficiency existed on our first-lien products. We recorded a premium deficiency reserve of $421.8 million. The gross amount of expected losses and expenses was $5.9 billion, which were offset by the gross amount of expected premiums of $2.8 billion and reinsurance recoverables of $740 million. The net present value of expected losses and expenses was $4.7 billion offset by the present value of expected future premiums of $2.5 billion and already established reserves of $1.8 billion. The rate of return used to arrive at these discounted amounts was 4.21% at June 30, 2008, which is our expected portfolio yield over the average duration of our first-lien portfolio. Expected losses include an assumed claim rate of approximately 14% on our total first-lien risk in force, including 10% on prime and 23% on subprime and Alt-A. There is significant uncertainty regarding ultimate claim frequency, and minor changes in home prices can have a significant impact on the claim rate and resulting losses.

We believe a 3% change in the ultimate claim frequency of 14% indicated above is reasonably possible given the uncertainty inherent in present market conditions. If claim rates were to increase by 3% to a total of 17%, the premium deficiency reserve would increase to $1.1 billion. If claim rates were to decrease by a similar percentage to a total of 10%, no premium deficiency reserve would be required.

Fair Value of Financial Instruments

We adopted SFAS No. 157 effective January 1, 2008 with respect to financial assets and liabilities measured at fair value. SFAS No. 157 (i) defines fair value, (ii) establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and (iii) expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for all financial statements issued for fiscal years beginning after November 15, 2007 on a prospective basis. There was no cumulative impact on retained earnings as a result of the adoption. In accordance with FASB Staff Position (“FSP”) SFAS No. 157-2, we have elected to defer the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities until January 1, 2009.

We define fair value as the current amount that would be exchanged to sell an asset or transfer a liability, other than in a forced liquidation. SFAS No. 157 requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and or the risks inherent in the inputs to the model.

In accordance with SFAS No. 157, when valuing fair value measurements in a liability position we are required to incorporate into the fair value an adjustment that reflects our own non-performance risk. In the event that our investments or derivative contracts were sold or transferred in a forced liquidation, the fair values received or paid would be materially different than those determined in accordance with SFAS No. 157. As our credit spread widens, the fair value of our liabilities decreases. Our credit spread has widened by 2,493 basis points to 2,530 basis points from January 1, 2007 to June 30, 2008.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At June 30, 2008, our total Level III assets approximated 2.3% of total assets measured at fair value and total Level III liabilities accounted for 100% of total liabilities measured at fair value. In the first six months of 2008, credit spreads on underlying collateral, both corporate credit spreads and asset-backed spreads, widened significantly, which resulted in large unrealized losses on these positions. Offsetting these losses, due to the incorporation of our non-performance risk into our fair value measurements as required by SFAS No. 157, the fair value of our liabilities was reduced by approximately $2.0 billion, in the aggregate. The largest component of this reduction in value related to the valuation of our Corporate CDOs. The credit protection we offer on Corporate CDOs is generally senior investment grade debt, which carries a weighted average spread of approximately 112 basis points. Based on the June 30, 2008 parent company CDS spread of 2,530 basis points, the market valuation of our credit protection of these highly rated underlying tranches is minimal at June 30, 2008, resulting in a very low fair premium amount.

At June 30, 2008, we also consolidated certain NIMS transactions requiring the reversal of a $75.0 million NIMS credit derivative liability recorded at December 31, 2007, and the recognition of VIE debt of $85.7 million and NIMS derivative assets of $10.7 million. During the first quarter of 2008, we transferred some of our hybrid securities from Level III to Level II due to the fact that at the time the securities were purchased there was no active market or observable inputs. These securities were more frequently traded, which provided observable inputs for our valuation. Realized and unrealized gains and losses on other investments included in Level III are generally recorded in net gains (losses) on other financial instruments; changes in fair value of certain RMBS securities included in other investments were reflected in change in fair value of derivative instruments. Realized and unrealized gains and losses on our Level III derivative assets and liabilities are recorded in change in fair value of derivative instruments.

The fair value of our financial instruments is determined from market pricing when available; otherwise, fair value is based on estimates using present value or other valuation methodologies. Liability amounts include adjustments related to our own non-performance risk. Considerable judgment is required to interpret available market data to develop the estimates of fair value. Where market pricing is not available, fair value estimates are reconciled or calibrated to market-based information, if available to us. These estimates result in a fair value estimate of the amount that would be exchanged to transfer the asset or liability to a hypothetical third party with a similar credit rating. The estimates presented herein are not necessarily indicative of the amount we could actually realize in a current market exchange. The use of different market assumptions or estimation methodologies may have a material effect on our estimated fair value amounts. Also, changes in our credit spreads over time will have a material effect on our derivative fair values. Following is a description of our valuation methodologies for financial assets and liabilities measured at fair value.

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

Corporate bonds—The fair value of corporate bonds is estimated using recently executed transactions and market quotes. In addition, a spread model is used to incorporate early redemption features, when applicable. These securities are categorized in Level II or Level III of the fair value hierarchy.

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

Equity securities—The fair value of these securities is generally estimated using observable market data and bid prices from market makers and broker dealers. Generally, these securities are categorized in Level I of the fair value hierarchy as observable market data is available on these securities and they are frequently traded. Other securities that are not as liquid are categorized in Level II of the fair value hierarchy.

Other investments—The fair value of these securities is generally estimated by discounting estimated future cash flows. Also included in this category are RMBS bonds valued using internally-generated models. These securities are categorized in Level III of the fair value hierarchy.

Derivative Assets and Liabilities

Fair value is defined as the price that would be received in connection with the sale of an asset or that would be paid to transfer a liability. In determining an exit market, we consider the fact that most of our derivative contracts are unconditional and irrevocable, and contractually prohibit us from transferring them to other capital market participants. Accordingly, there is no principal market for such highly structured insured credit derivatives as defined by SFAS No. 157. In the absence of a principal market, we value these insured credit derivatives in a hypothetical market where market participants include other monoline financial guaranty insurers with similar credit quality, as if the risk of loss on these contracts could be transferred to other financial guaranty insurance and reinsurance companies, and we believe, in the absence of a principal market, this provides the most relevant information with respect to fair value estimates.

We determine the fair value of our derivative assets and liabilities using internally-generated models. We reconcile or calibrate key inputs to market-based information, when available. Beginning in the first quarter of 2008, in accordance with SFAS No. 157, we made an adjustment to our derivative liabilities valuation methodology to account for our own non-performance risk by incorporating our observable credit default swap spread into the determination of the fair value of our credit derivatives. Our five-year credit default swap spread widened by 2,493 basis points to 2,530 basis points from January 1, 2007 to June 30, 2008. Considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates are not necessarily indicative of amounts we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a significant effect on the estimated fair value amounts.

Put Options on CPS—The fair value of our put options on CPS is estimated based on the present value of the spread differential between the current market rate of issuing a perpetual preferred security and the maximum rate of a perpetual preferred security as specified in our put option agreements. In determining the current market rate, consideration is given to our current CDS spread as well as market observation of similar securities issued, when available. The spread differential is assumed to be fixed in perpetuity at the balance sheet date and the annual differential cost is discounted at our current CDS spread, adjusted for a market-implied recovery rate.

The change in fair value of these put options will fluctuate with changes in our CDS spread. As discussed above, our CDS spread has widened significantly since 2007, and given this volatility, it is difficult to predict with reasonable likelihood the magnitude of future changes. The sensitivity of our CDS spread to our June 30, 2008 fair value, assuming as of June 30, 2008 a 1,000 basis point widening, was an unrealized gain of approximately $5 million, while a 1,000 basis point tightening would have resulted in an unrealized loss of $10 million. The put options on CPS are categorized in Level III of the fair value hierarchy.

NIMS credit derivatives and VIE derivative assets—NIMS credit derivatives are financial guarantees we have issued on NIMS which we are required to account for as derivatives. NIMS VIE derivative assets represent derivative assets in the NIMS trusts that we are required to consolidate in accordance with FIN No. 46R. The gains and losses on these financial instruments are derived from internally-generated models. We use market-based roll rates and internally-developed loss assumptions to estimate losses in each securitization underlying either the NIMS credit derivatives or the NIMS VIE derivative assets. We then project prepayment speeds on the underlying collateral in each securitization, incorporating actual and historical prepayment experience. The estimated loss and prepayment speeds are used to estimate the cash flows for each underlying securitization and NIMS bond, and ultimately, to produce the projected credit losses for each NIMS bond. In addition to expected credit losses, the fair value for each NIMS credit derivative is approximated by incorporating future expected premiums to be received from the NIMS trust. The projected net losses are discounted using a rate of return that incorporates our own non-performance risk, and based on our current credit default swap spread level, results in a significant reduction of the derivative liability. Because NIMS guarantees are not market-traded instruments, considerable judgment is required in estimating fair value. The use of different assumptions and/or methodologies could have a significant effect on estimated fair values. The NIMS credit derivatives are categorized in Level III of the fair value hierarchy. As a result of having to consolidate several NIMS structures, the derivative assets held by the NIMS VIE are also fair valued using the same internally-generated valuation model.

Changes in our expected credit losses on NIMS could have a significant impact on our fair value estimate. The net present value of our expected credit losses, using a risk-free discount rate, was $450 million as of June 30, 2008, which is our best estimate of settlement value and represents 93% of our total maximum loss exposure of $485 million. The carrying value of our total net liabilities related to NIMS as of June 30, 2008 was $225 million as calculated under SFAS No. 157. Changes in the loss estimates will impact the market value directly, reduced only by the present value factor, which is dependent on the timing of the expected losses. Expected losses are estimated for each transaction using projected default rates based on historical experience of similar transactions. There are no collateral recovery rates assumed given the loss position of the NIMS in the transaction structures. The NIMS VIE derivative assets are also categorized in Level III of the fair value hierarchy.

Corporate CDOs—The estimated fair value of these direct derivative financial guaranty contracts is derived from internally-generated models. The fair value of each of our Corporate CDO contracts is calculated as the net present value of the difference between the contractual premium and our estimate of the premium that a financial guarantor of similar credit quality would charge us to provide the same credit protection as of the measurement date (“the fair premium”) when transferring our obligations. Fair value amounts derived from our model are generated using market-based inputs to the extent available; the most significant variable used in determining the fair premium are market spreads identified through the credit default swap index (“CDX”), which is an industry standard credit default swap index. Credit spreads on individual issuers in our collateral pool are used to derive an equivalent risk tranche on the CDX index. When credit spreads on individual issuers are not available, the average credit spread of similar companies is used. Other factors that are considered before determining the equivalent risk tranche for each transaction include differences between standard CDX collateral and our tailored portfolios in terms of geographic and sector composition, as well as the remaining life of the transaction. Once the equivalent risk tranche is established, observed changes in those market CDX spreads establish changes to the fair premium for each transaction. The observed changes in the spreads reflect pricing for deals that require collateral posting for changes in fair value that create a payable to our counterparties. Finally, in order to adjust for our non-performance risk, we use the market-implied default probability derived from our CDS spread curve and the relative relationship between a potential underlying collateral default and potential default by us. Because our contracts do not require collateral to be posted against our fair value liabilities, this adjustment for non-performance risk is more significant than other market participants whose contracts do require collateral posting. The present value of our fair premium is determined by discounting the projected fair premium amounts determined as described above using our CDS spread curve plus a risk-free rate.

Our estimated fair value of Corporate CDOs could change significantly given changes in the CDX spread. As of June 30, 2008, a 25 basis point change in the spread on an equivalent risk tranche of the CDX index would have resulted in a change of approximately $6 million to our fair value asset of $65 million, assuming our own credit default swap spread remains constant. As of June 30, 2008, a 1,000 basis point widening or tightening in our credit default swap spread, assuming the CDX spread remains constant, would have resulted in an immaterial change to our current fair value. Because our credit default swap spread is at such a wide level, the current fair value amount is relatively insensitive to reasonably likely changes. These credit derivatives are categorized in Level III of the fair value hierarchy.

Non-Corporate CDOs—The estimated fair value of these direct financial guaranty derivative contracts relates to our guaranty of Trust Preferred securities (“TRUPS”) CDOs, RMBS CDOs, CMBS CDOs and CDOs backed by other asset classes such as credit card receivables, municipal bonds, project finance and auto loans. Like our Corporate CDOs, the fair value of our Non-Corporate CDO contracts is calculated as the net present value of the difference between the contractual premium and our estimate of the fair premium. The fair premium is estimated using dealer quotes on similarly structured transactions when available. When dealer quotes are not available, we utilize internal models to estimate fair premium amounts. The methodologies utilized to determine these fair premiums are described below.

For our RMBS and CMBS CDOs, we derive our fair premium amounts by utilizing the observed market spreads of ABX, CMBX and TABX indices, and making adjustments to the indices to account for differences in our collateral. We develop a tranche-collateral sensitivity factor that adjusts the observed tranche price movement from these indices to the collateral price movement by taking into account differences for each deal such as rating. The resulting spread after adjustment represents the fair premium before considering Radian’s non-performance risk adjustment.

The estimated fair values of TRUPS are derived from internally-generated models where the change in fair premium is calculated based on the weighted average CDS spread of a group of investment grade and high yield institutions whose market risk is similar to the specific financial institutions underlying our TRUPS, which do not have observable CDS spreads or other market indices. These collateral CDS spreads are then used to determine the corresponding change in the spread of the tranche that our contracts insure, by developing a loss curve based on collateral CDS spreads and then using the loss curve to determine implied market spreads on our insured tranche for each transaction. Further adjustments to these spreads are then calculated for each transaction based on its remaining average life. The resulting spread after applying these adjustments is the fair premium before Radian’s non-performance risk adjustment.

In instances where dealer quotes are not available and market indices are not available or not appropriate, we utilize an internal model, similar to those used by other monoline insurers, to estimate fair value. This model estimates fair premium based on a market rate of return that would be required for a monoline insurer to undertake the contract risk. The fair premium amount is calculated as the premium required to achieve a market rate of return over an internally developed economic capital amount, expected losses and other expenses. Expected losses are projected by our model based on current rating, tenor, asset class, and current par outstanding for each deal.

For all of our non-Corporate CDOs, an adjustment to the fair value amounts described above is also made to incorporate our own non-performance risk. This methodology is described above under Corporate CDOs.

Changes in our estimated fair values primarily result from changes in observed indices as discussed above where available. A 25 basis point change in these observed indices would have resulted in a change of $1 million to our fair value liability of $237 million as of June 30, 2008. We utilize our CDS spread curve, along with other assumptions regarding the correlation of underlying collateral default to our default as of the end of the valuation period, in order to adjust the fair market value to reflect the market’s perception of our non-performance risk. As of June 30, 2008, a 1,000 basis point widening or tightening in our credit default swap spread, assuming other observed index spreads remain constant, would have resulted in an immaterial change to our current fair value. Because our credit default swap spread is at such a wide level, the current fair value amount is relatively insensitive to reasonably likely changes. These credit derivatives are categorized in Level III of the fair value hierarchy.

Assumed financial guaranty credit derivatives— In making our own determination of fair value for these credit derivatives, we use information provided to us by our counterparties to these reinsurance transactions, which are the primary insurers (the “primaries”) of the underlying credits, including the primaries’ fair valuations for these credits. The estimated fair value of pooled corporate CDO CDS contracts is based on the primaries’ pricing models that use the Dow Jones CDX for domestic corporate CDS contracts and iTraxx for European corporate CDS contracts. Each index provides price quotes for standard attachment and detachment points for contracts with maturities of three, five, seven and ten years. The quoted index price is calibrated by the primaries to the typical attachment points for that type of CDS contract in order to derive the appropriate value. The value of CDS and CLO contracts is estimated with reference to the all-in LIBOR spread in the current published JP Morgan High Yield CLO Triple-A Index, which includes a credit and funding component. The primaries’ models used to estimate the fair values of these instruments include a number of factors, including credit spreads, changes in interest rates, changes in correlation assumptions, current delinquencies, recovery rates and the credit ratings of referenced entities. In establishing our fair value marks for these transactions, we assess the reasonableness of the primaries’ valuations by (1) reviewing the primaries’ publicly available information regarding their mark-to-market processes, including methodology and key assumptions; and (2) discussing the changes in fair value with the primaries where the changes appear unusual or do not appear materially consistent with credit loss related information when provided by the primaries for these transactions. The change in fair value of our assumed financial guaranty credit derivatives represented less than 2.5% of our cumulative unrealized gains or losses on all credit derivatives at June 30, 2008. These credit derivatives are categorized in Level III of the fair value hierarchy.

Mortgage Insurance domestic and international CDS— In determining the estimated fair value of our mortgage insurance domestic CDS, we use the following information: (1) fair value quotes obtained from our counterparties, (2) independent pricing generated internally utilizing observed changes in the ABX index that most closely approximates the collateral underlying our transactions, and (3) on certain transactions, where available, independent price quotes from a nationally recognized pricing firm. In determining the estimated fair value of our mortgage insurance international CDS, we use the following information: (1) fair value quotes from our counterparties, which are based on quotes for transactions with similar underlying collateral from market makers and other broker dealers, and (2) in the absence of observable market data for these deals, a review of monthly information regarding the performance of the underlying collateral and discussion with our counterparties regarding any unusual or inconsistent changes in fair value. In either case, in the event there are material inconsistencies in the inputs to determination of estimated fair value, they are reviewed and a final determination is made by management in light of the specific facts and circumstances surrounding each price. These credit derivatives are categorized in Level III of the fair value hierarchy.

Changes in our expected credit losses on mortgage insurance domestic CDS could have a significant impact on our fair value estimate for this product, with a maximum loss exposure of $206 million. Changes in the loss estimates will impact the market value directly, reduced only by the present value factor, which is dependent on the timing of the expected losses. However, in light of our comparatively small amount of notional exposure to mortgage insurance domestic CDS, we do not expect changes in the fair value of this product to materially impact the overall fair value of our credit derivatives. Despite significant volatility in credit spreads during each of the four quarters ended June 30, 2008, in each of these quarters, the change in fair value of our mortgage insurance international CDS represented less than 2% of our cumulative unrealized gains or losses on all credit derivatives, demonstrating the relative insensitivity of these transactions to spread changes.

Given the relatively high level of volatility in spreads underlying our collateral (including our own credit default swap spread) during recent quarters, the sensitivities presented above are higher than our longer term historical experience, where spread volatilities rarely exceeded 10 basis points in a quarter. The range of 1,000 basis point tightening and 1,000 basis point widening was determined to a significant degree based on our most recent experience, which we believe is reasonably likely to continue in the current market environment despite historic levels that were much more stable.

The sensitivities of the CDX spreads to our insured tranche spreads presented above were set at a point that is between the long-term historical quarterly volatility and the recent volatility experienced. The impact of CDX spread sensitivity experienced for the last two quarters was approximately 35 basis points for each quarter, and has far exceeded previous experiential changes, which have been less than 10 basis points. More weighting was given to recent volatility levels in determining sensitivities that are reasonably likely as these were viewed to be more relevant data points.

We received comments from the SEC related to our March 31, 2008 Form 10-Q pertaining to our accounting and disclosures, including our valuation of derivative instruments. We believe that substantially all of the SEC’s comments have been resolved, however the SEC has requested additional information about our methodology used to estimate the fair values of these derivative instruments and our related disclosures.

The SEC may have further comments regarding our fair value accounting and the related disclosures. It is possible that the SEC could ultimately disagree with our methodology used to determine the fair value of accounting for our derivative instruments, or require additional disclosure, which may require us to amend our March 31, 2008 Form 10-Q and this Form 10-Q.

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

We adopted SFAS No. 159 effective January 1, 2008 and elected to measure at fair value the consolidated NIMS VIE debt in order to achieve a value that reflects our financial guaranty obligations associated with the NIMS. As of June 30, 2008, the face value of our consolidated liability is $149.0 million and includes $14.8 million that has been issued by our consolidated trusts but is not guaranteed by us.

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

A summary of our derivative assets and liabilities, as of and for the periods indicated, is as follows:

Balance Sheets (In millions)	June 30 2008	December 31 2007
Derivative assets:
Financial Guaranty credit derivative assets	$130.2	$8.0
NIMS VIE derivative assets	10.7	—
Put options on CPS (1)	110.1	35.2

Total derivative assets	251.0	43.2

Derivative liabilities:
Financial Guaranty credit derivative liabilities	348.9	785.6
NIMS	149.8	433.9
Mortgage Insurance domestic and international CDS	158.7	86.2

Total derivative liabilities	657.4	1,305.7

Total derivative liabilities, net	$(406.4)	$(1,262.5)

These amounts represent gross unrealized gains and gross unrealized losses on derivative assets and liabilities. The notional value of our derivative contracts at June 30, 2008 and December 31, 2007 was $58,643 million and $57,707 million, respectively.

The components of the gain (loss) included in change in fair value of derivative instruments are as follows:

	Three Months Ended June 30		Six Months Ended June 30
Statements of Operations (In millions)	2008	2007	2008	2007
Net premiums earned – derivatives (2)	$20.9	$36.9	$46.1	$71.5
Financial Guaranty credit derivative liabilities	(13.1)	(32.5)	567.8	(7.4)
NIMS	58.5	(60.9)	155.0	(59.5)
Mortgage Insurance domestic and international CDS	(38.9)	(9.7)	(71.2)	(22.4)
Put options on CPS (1)	30.6	—	72.0	—
Other	(1.8)	—	(5.7)	—

Change in fair value of derivative instruments	$56.2	$(66.2)	$764.0	$(17.8)

(1)	Prior to the fourth quarter of 2007, this amount was immaterial to the condensed consolidated financial statements.
(2)	In previous periods, net premiums earned on derivatives were reported in premiums earned in our condensed consolidated statements of operations. This reclassification is the result of a financial guaranty industry-wide effort, in consultation with the SEC, to present the results from credit derivative transactions consistently.

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

As a result of the establishment of a first-lien premium deficiency reserve in the second quarter of 2008, all first-lien domestic deferred policy acquisition costs were written off during that period.

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

We have taken a position in various state and local jurisdictions that we are not required to remit taxes with regard to the income earned on our investment in certain partnership interests. Although we believe that these tax positions are likely to succeed if adjudicated in a court of last resort, measurement under FIN 48 of the potential amount of liability for state and local taxes and the potential for penalty and interest thereon is performed on a quarterly basis. Over the next twelve months, additional taxable income or taxable losses may be generated from these investments, which would require increases or decreases in our calculations of potential state and local taxes, penalty and interest thereon. An estimate of the taxable income or loss, the character of such income or loss and its impact to the current income taxes payable over the following 12-month period cannot be reasonably made at this time.

Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60” (“SFAS No. 163”). SFAS No. 163 clarifies how SFAS No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. The scope of SFAS No. 163 is limited to financial guarantee insurance (and reinsurance) contracts issued by insurance enterprises included within the scope of SFAS No. 60. SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS No. 163 does not apply to financial guarantee insurance contracts accounted for as derivative contracts under SFAS No. 133. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities. Accordingly, we will adopt SFAS No. 163 effective January 1, 2009 and include disclosures regarding our risk-management activities in the third quarter ending September 30, 2008. Management is currently evaluating the impact of the adoption of SFAS No. 163, which could be material.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Principles Board (“APB”) No. 51” (“SFAS No. 160”). The objective of SFAS No. 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in consolidated financial statements by establishing accounting and reporting standards. These standards require that: (i) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; (ii) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of operations; (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; (iv) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value; and (v) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Management currently is considering the impact and disclosure requirements that may result from the adoption of SFAS No. 160.

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

We estimate the changes in fair value of our fixed-income securities by projecting an instantaneous increase and decrease in interest rates. The carrying value of our total investment portfolio at June 30, 2008 and December 31, 2007, was $6.4 billion of which 71.7% and 73.3% at June 30, 2008 and December 31, 2007, respectively, was invested in fixed maturities. Our analysts estimate the payout pattern of the mortgage insurance loss reserves to determine their duration, which is measured by the weighted average payments expressed in years. At June 30, 2008, the average duration of the fixed-income portfolio was 6.0 years.

The market value and cost of our long-term debt at June 30, 2008 was $424.1 million and $758.8 million, respectively.

Credit Spread Risk

We provide credit protection in the form of credit default swaps and other financial guaranty contracts that are marked to market through earnings under the requirements of SFAS No. 133. With the exception of NIMS, these financial guaranty derivative contracts generally insure obligations with considerable subordination beneath our exposure at the time of issuance. The underlying asset classes of these obligations include corporate, asset-backed, residential mortgage-backed and commercial mortgage-backed securities. With the exception of NIMS and certain domestic mortgage insurance CDS contracts (for which deterioration in value is primarily attributed to future expected credit losses), the value of our financial guaranty derivative contracts were affected predominantly by changes in credit spreads of the underlying obligations’ collateral, in some cases compounded by ratings downgrades of insured obligations. As credit spreads and ratings change, the values of these financial guaranty derivative contracts will change and the resulting gains and losses will be recorded in our net income. In addition, with the adoption of SFAS No. 157, we have incorporated the market’s perception of our non-performance risk into the market value of our derivative liabilities.

Sensitivity to changes in credit spreads can be estimated by projecting a hypothetical instantaneous shift in credit spread curves. The following table presents the pre-tax change in fair value of our financial guaranty derivatives portfolio as a result of instantaneous shifts in credit spreads as of June 30, 2008. These changes were calculated using the valuation methods described in “Critical Accounting Policies” included herein. Contracts for which the fair value is calculated using specific dealer quotes or actual transaction prices are excluded from the following table as we are unable to obtain data necessary to model hypothetical changes in these contracts.

	Change in Credit Spreads (In thousands)
	10% Spread Widening	10% Spread Tightening
Estimated pre-tax (loss) gain	$(35,060.5)	$35,060.5

The table below presents the pre-tax change in fair value of our financial guaranty derivatives portfolio as a result of an instantaneous shift of the Radian credit default swap curve in isolation:

	Change in our Spreads (In thousands)
	100 basis point Spread Widening	100 basis point Spread Tightening
Estimated pre-tax gain (loss)	$461.4	$(5,443.7)

Foreign Exchange Rate Risk

One means of assessing exposure to changes in foreign currency exchange rates on market sensitive instruments is to model effects on reported earnings using a sensitivity analysis. We analyzed our currency exposure as of June 30, 2008 by identifying investments in our investment portfolio that are denominated in currencies other than the U.S. dollar. As part of our analysis, our investment portfolio foreign currency exposures were remeasured, generally assuming a 10% decrease in currency exchange rates compared to the U.S. dollar. With all other factors remaining constant, we estimated that such a decrease would reduce our investment portfolio held in foreign currencies by $11.6 million as of June 30, 2008.

At June 30, 2008, we held approximately $48.7 million of investments denominated in Euros. The value of the Euro against the U.S. dollar strengthened from 1.35 at June 30, 2007 to 1.57 at June 30, 2008. At June 30, 2008, we held approximately $50.4 million of investments denominated in Japanese yen. The value of the yen against the U.S. dollar strengthened from 0.0081 at June 30, 2007 to .0094 at June 30, 2008. There has been no material change in our foreign exchange rate risk during the quarter ended June 30, 2008.

Equity Market Price

At June 30, 2008, the market value and cost of our equity securities were $343.9 million and $324.7 million, respectively. Included in the market value and cost of our equity securities is $41.4 million and $48.8 million, respectively, related to trading securities. Exposure to changes in equity market prices can be estimated by assessing potential changes in market values on our equity investments resulting from a hypothetical broad-based decline in equity market prices of 10%. With all other factors remaining constant, we estimated that such a decrease would reduce our investment portfolio held in equity investments by $34.4 million as of June 30, 2008. There has been no material change in our equity market price risk during the quarter ended June 30, 2008.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. Based on that evaluation, as a result of the material weakness in our internal control over financial reporting identified below, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2008, our disclosure controls and procedures were not effective in ensuring that the information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported on a timely basis, and that this information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures. Notwithstanding this material weakness, our Chief Executive Officer and Chief Financial Officer believe that the financial statements included with this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods and dates presented. As part of our quarterly review process, management maintained certain additional financial review procedures, including more frequent communications among our accounting and finance personnel and our internal auditors, hired additional financial reporting personnel and utilized outside consultants as necessary in order to properly perform the quarterly financial close and review process.

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

As previously reported, we initially identified material weakness in our internal control over financial reporting at September 30, 2007, primarily as a consequence of increased turnover in key positions in our accounting and finance organization following our proposed, but subsequently terminated merger with MGIC. We have been actively engaged in corrective actions to address this material weakness, including (1) as a result of a professional search that we initiated immediately following the termination of our merger with MGIC, we hired a new corporate controller; (2) reviewing and reorganizing our accounting organization to provide improved lines of responsibility, review and authority; and (3) strengthening our compensation program aimed at retaining personnel, including critical accounting and finance personnel. Management believes that these remediation efforts are contributing to improved controls generally, and in particular those surrounding: (1) identification of derivative transactions, (2) review and testing of complex derivative valuation models and (3) identification of contract terms and transactions requiring consolidation and eventually, to the remediation and elimination of this material weakness.

Change in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the six months ended June 30, 2008 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

As previously disclosed, in August and September 2007, two purported stockholder class action lawsuits, Cortese v. Radian Group Inc. and Maslar v. Radian Group Inc., were filed against Radian Group Inc. and individual defendants in the U.S. District Court for the Eastern District of Pennsylvania. The complaints, which are substantially similar, allege that we were aware of and failed to disclose the actual financial condition of C-BASS prior to our declaration of a material impairment to our investment in C-BASS. On January 30, 2008, the Court ordered that the cases be consolidated into In re Radian Securities Litigation and appointed the Institutional Investors Iron Workers Local No. 25 Pension Fund (“Iron Workers”) and the City of Ann Arbor Employees’ Retirement System (“Ann Arbor”) Lead Plaintiffs in the case. On April 16, 2008, a consolidated and amended complaint was filed, adding one additional defendant. On June 6, 2008, we filed a motion to dismiss this case, which plaintiffs have opposed in a memorandum of law filed with the court on July 25, 2008. While it is still very early in the pleadings stage, we do not believe that the allegations in the consolidated cases have any merit and we intend to defend against this action vigorously.

As previously disclosed, in April 2008, a purported class action lawsuit was filed against Radian Group, the Compensation and Human Resources Committee of our board of directors and individual defendants in the U.S. District Court for the Eastern District of Pennsylvania. The complaint alleges violations of the Employee Retirement Income Securities Act as it relates to our Savings Incentive Plan. The named plaintiff is a former employee of ours. On July 25, 2008, we filed a motion to dismiss this case. We believe that the allegations are without merit, and intend to defend against this action vigorously.

On June 26, 2008, we filed a complaint for declaratory judgment in the United States District Court for the Eastern District of Pennsylvania, naming IndyMac Bank (“IndyMac”), Deutsche Bank National Trust Company, Financial Guaranty Insurance Company (“FGIC”), AMBAC Assurance Corporation and MBIA Insurance Corporation as defendants. The suit involves three Radian pool policies covering second-lien mortgages, entered into in late 2006 and early 2007 with respect to loans originated by IndyMac. We are in a second loss position behind IndyMac and in front of three defendant financial guaranty companies. We are alleging that the representations and warranties made to us to induce us to issue the policies were materially false, and that as a result, the policies should be void. The total amount of our claim liability is approximately $77 million. We have established loss reserves equal to the total amount of our exposure to these transactions. On June 27, 2008, IndyMac filed a suit against us in California State Court in Los Angeles on the same policies, alleging that we have wrongfully denied claims or rescinded coverage on the underlying loans. We are moving to have that suit removed to federal court and stayed pending our suit in the Eastern District of Pennsylvania. There are related suits between FGIC and IndyMac in California and the Southern District of New York which may also be consolidated with our suit at a later date.

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

As previously disclosed, on October 3, 2007, we received a letter from the staff of the Chicago Regional Office of the Securities Exchange Commission stating that the staff is conducting an investigation involving Radian Group and requesting production of certain documents. We believe that the investigation generally relates to the proposed merger with MGIC and Radian’s investment in C-BASS. We are cooperating with the requests of the SEC. The SEC staff has informed us that this investigation should not be construed as an indication by the Commission or its staff that any violation of the securities laws has occurred, or as a reflection upon any person, entity or security.

Item 1A.	Risk Factors.

There have been no material changes in the risks affecting us or our subsidiaries as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 except as set forth in Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and as set forth below.

Risks Affecting Our Company

A downgrade or potential downgrade of our credit ratings or the insurance financial strength ratings assigned to any of our mortgage insurance or financial guaranty subsidiaries is possible and could weaken our competitive position and affect our financial condition.

The credit ratings of Radian Group Inc. and the insurance financial strength ratings assigned to our subsidiaries have recently been downgraded and may be further downgraded by S&P and/or Moody’s. In response to current market conditions, the rating agencies are engaged in ongoing monitoring of the mortgage insurance and financial guaranty industries and the mortgaged-backed securities market and could take action, including by downgrading or warning of the strong possibility of downgrade, with respect to one or more companies in a specific industry. Although we remain in frequent contact with the rating agencies and have prepared action plans to address rating agency actions, we are generally not provided with much advance notice of an impending rating decision, which could come at any time.

Our ratings are critical to our ability to market our products and to maintain our competitive position and customer confidence in our products. A downgrade in these ratings or the announcement of the potential for a downgrade, or any other concern relating to the on-going financial strength of our insurance subsidiaries, could make it difficult or impossible for our subsidiaries to continue to write new profitable business, would create a competitive advantage for other industry participants that maintain higher ratings than us, could give existing customers or counterparties the right to recapture business previously written by us and could have a material adverse effect on our business, financial condition and operating results. In addition, we may be required to raise additional capital in the event of a downgrade or the likelihood of a downgrade, which we may not be able to do on terms acceptable to us or in an amount that would be sufficient to restore or stabilize our ratings. Additional capital could dilute our existing stockholders and reduce our per-share earnings.

Our reported earnings are subject to fluctuations based on changes in our credit derivatives that require us to adjust their fair market value as reflected on our income statement.

Our business includes the provision of credit enhancement in the form of derivative contracts. The gains and losses on these derivative contracts are derived from internally generated models, which may differ from models used by our counterparties or others in the industry. We estimate fair value amounts using market information, to the extent available, and valuation methodologies that we deem appropriate in order to estimate the fair value amounts that would be exchanged to sell an asset or transfer a liability, other than in a forced liquidation. Considerable judgment is required to interpret available market data to develop the estimates of fair value. Since there currently is no active market for many derivative products, we have had to use assumptions as to what could be realized in a current market exchange. In the event that our investments or derivative contracts were sold or transferred in a forced liquidation, the fair values received or paid would be materially different than those reflected in our financial statements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Derivative Assets and Liabilities”. Temporary market changes as well as actual credit improvement or deterioration in these contracts are reflected in changes in fair value of derivative instruments. Because the adjustments referenced above are reflected on our income statement, they affect our reported earnings and create earnings volatility. In addition, although these mark-to-market gains and losses do not directly impair our liquidity, they have the potential to significantly affect our GAAP consolidated net worth, which must be maintained at $1.75 billion (currently $2.5 billion as of June 30, 2008) in order to avoid a default under our credit agreement. If our GAAP consolidated net worth were to fall below $1.75 billion, we would be in default under our credit agreement and the agent or the lenders representing a majority of the debt under our credit agreement would have the right to terminate all commitments under the credit agreement and declare the outstanding debt due and payable. If the debt under our credit agreement were accelerated in this manner and not repaid, the holders of 25% or more of our publicly traded $250 million 7.75% debentures due in June 2011, the holders of 25% or more of our publicly traded $250 million 5.625% senior notes due in February 2013 and the holders of 25% or more of our publicly traded $250 million 5.375% senior notes due 2015, each would have the right to accelerate the maturity of that debt. In the event the amounts due under our credit agreement or any series of our outstanding long-term debt are accelerated, we may not have sufficient funds to repay any such amounts.

The Internal Revenue Service is examining our taxable income for the years 2000 through 2004.

We are currently under examination by the Internal Revenue Service (“IRS”) for the 2000 through 2004 tax years. The IRS opposes the recognition of certain tax losses and deductions that were generated through our investment in a portfolio of residual interests in Real Estate Mortgage Investment Conduits (“REMICs”) and has proposed adjustments denying the associated tax benefits of these items. We are contesting all such proposed adjustments relating to the IRS’s opposition of the tax benefits in question and are working with tax counsel in our defense efforts. We have received the revenue agent report and, in response to that report, have made a “qualified deposit” with the U.S. Department of the Treasury under IRC Section 6603 of approximately $85.0 million to avoid the accrual of the above-market-rate interest associated with our estimate of the potentially unsettled adjustment. Although we disagree with and will contest the adjustments proposed by the IRS, and believe that our income and loss from these investments was properly reported on our federal income tax returns in accordance with applicable tax laws and regulations in effect during the periods involved, there can be no assurance that we will prevail in opposing additional tax liability with respect to this investment. The examination process and any appeals we may take therefrom may take some time, and a final resolution may not be reached until a date many months or years into the future. Additionally, although we believe, after discussions with outside counsel about the issues raised in the examination and the procedures for resolution of the disputed adjustments, that an adequate provision for income taxes has been made for potential liabilities that may result, if the outcome of this matter results in liability that differs materially from our expectations, it could have a material impact on our effective tax rate, results of operations and cash flows.

Risks Particular to Our Mortgage Insurance Business

The financial strength ratings of our mortgage insurance subsidiaries have recently been downgraded below AA-/Aa3, which could reduce the volume of our new business writings. If the rating agencies continue to downgrade the financial strength ratings of our mortgage insurance subsidiaries, we may lose our Top Tier status with the GSEs, causing Freddie Mac and Fannie Mae to decide not to purchase mortgages or mortgage-backed securities insured by us, which would significantly impair our mortgage insurance franchise.

In order to maintain the highest level of eligibility (“Top Tier”) with Freddie Mac and Fannie Mae, mortgage insurers generally must maintain an insurer financial strength rating of AA- or Aa3 from at least two of the three ratings agencies by which they are customarily rated. If a mortgage insurer were to lose Top Tier eligibility, Freddie Mac and/or Fannie Mae could restrict the mortgage insurer from conducting certain types of business with them or take actions that may include not purchasing loans insured by the mortgage insurer. In light of the market turmoil that has adversely affected mortgage insurers, both Freddie Mac and Fannie Mae have indicated that loss of Top Tier mortgage insurer eligibility due to such a downgrade will no longer be automatic and will be subject to review if and when the downgrade occurs.

Our mortgage insurance subsidiaries recently have been downgraded below AA-/Aa3 by S&P and Moody’s. In response to these downgrades, we have presented business and financial plans to Freddie Mac and Fannie Mae for how to restore profitability and a AA rating to our mortgage insurance business. These plans recently have focused on our proposed internal reorganization in which we plan to contribute our financial guaranty business to our mortgage insurance business, thus providing our mortgage insurance business with substantial regulatory capital credit and potential cash infusions over time. The amount of capital credit that we may receive as a result of the internal reorganization is uncertain and depends on the rating agencies and GSE’s views of the credit quality of our financial guaranty portfolio and our expected dividend capacity from financial guaranty, among other factors. If the capital credit we receive from the rating agencies and GSEs is less than they believe may be required by our mortgage insurance business, we could lose Top Tier eligibility with the GSEs and/or be further downgraded by the rating agencies. Although both GSEs have reacted positively to our capital plan, we cannot be certain that either Freddie Mac or Fannie Mae will accept this plan or if we are further downgraded that we will be able to retain Top Tier eligibility from either of them. Any additional downgrade of the insurance financial strength ratings for our mortgage insurance business could make it more difficult for us to maintain our Top Tier status, would create a competitive advantage for those mortgage insurers that maintain higher ratings than us, and could erode customer confidence in our mortgage insurance product. Any further downgrade also could negatively impact the credit ratings of Radian Group Inc. and could further harm the prospects of our financial guaranty business. Loss of our Top Tier eligibility status would likely have an immediate and material adverse impact on the franchise value of our mortgage insurance business and our future prospects and could negatively impact our results of operations and financial condition.

Recent losses in our mortgage insurance business have reduced Radian Guaranty’s statutory surplus and increased Radian Guaranty’s risk-to-capital or leverage ratios; additional losses in our mortgage insurance portfolio without a corresponding increase in new capital or capital relief could further increase these ratios, which could prevent Radian Guaranty from writing new insurance and could increase restrictions and requirements placed on Radian Guaranty by the GSE’s or state insurance regulators.

The GSEs, rating agencies and state insurance regulators impose capital requirements on our subsidiaries. These capital requirements include risk-to-capital ratios, leverage ratios and surplus requirements that limit the amount of insurance that these subsidiaries may write. Most of the individual states limit a mortgage insurer’s risk-to-capital ratio to 25-to-1. At December 31, 2006, the risk-to-capital ratio of Radian Guaranty was 8.1-to-1. As a result of net losses during 2007 and 2008, Radian Guaranty’s risk-to-capital ratio grew to 14.9-to-1 at June 30, 2008, and, in the absence of new capital or capital relief through reinsurance or otherwise, Radian Guaranty’s risk-to-capital ratio is expected to continue to increase. As a result, we are actively taking steps to reduce Radian Guaranty’s risk-to capital ratio and increase its statutory surplus. For example, we currently plan to use Radian Asset Assurance, which had approximately $960 million of statutory surplus at June 30, 2008, to provide statutory capital to Radian Guaranty. In addition to using Radian Asset Assurance, we also may consider raising capital through the issuance of equity in a private or public offering, or by selling our interest in Sherman. We may also consider reinsuring our existing or future books of mortgage insurance business. If we are unsuccessful in obtaining new capital or capital relief for Radian Guaranty, Radian Guaranty’s risk-to-capital ratio could increase and its statutory surplus could decrease to the point where the state insurance regulators may limit the amount of new insurance business that Radian Guaranty may write or prohibit Radian Guaranty from writing new insurance altogether. In addition, even if the state insurance regulators were to allow Radian Guaranty to continue to write new business, the GSEs and our other customers may decline to continue to write new business with Radian Guaranty while its risk-to-capital ratio remained at elevated levels. This could include the loss of Radian Guaranty’s Top Tier eligibility with the GSEs. The franchise value of our mortgage insurance business would be severely diminished if Radian Guaranty was prohibited from writing new business or restricted in the amount of new business it was permitted or able to write.

We and our insurance subsidiaries are subject to comprehensive, detailed regulation, principally designed for the protection of policyholders, rather than for the benefit of investors, by the insurance departments in the various states where our insurance subsidiaries are licensed to transact business. Insurance laws vary from state to state, but generally grant broad supervisory powers to agencies or officials to examine insurance companies and enforce rules or exercise discretion affecting almost every significant aspect of the insurance business, including the power to revoke or restrict an insurance company’s authority to write new business. Given the recent significant losses incurred by many insurers in the mortgage and financial guaranty industries, including us, our insurance subsidiaries have been subject to heightened scrutiny by the insurance regulators that have jurisdiction over them. We are currently in close communication with certain insurance regulatory authorities, including the Pennsylvania Insurance Department with respect to Radian Guaranty and Amerin Guaranty. Additionally, the Office of the Commissioner of Insurance of Hong Kong has directed Radian Insurance to continue to maintain sufficient assets in Hong Kong to cover its potential liabilities. In light of current market conditions and in light of our financial condition, insurance departments in the jurisdictions noted above or in other jurisdictions could impose restrictions or requirements that could materially adversely impact us.

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

Freddie Mac’s and Fannie Mae’s business practices may be impacted by their results of operations as well as legislative or regulatory changes governing their operations and the operations of other government-sponsored enterprises. The liquidity provided by Freddie Mac and Fannie Mae to the mortgage industry is very important to support a strong level of mortgage originations. These entities recently have reported losses as a result of deteriorating housing and credit market conditions, which could limit their ability to acquire mortgages. On July 31, 2008, an overhaul of regulatory oversight of the GSEs was enacted. The new provisions, contained within the Housing and Economic Recovery Act, encompass substantially all of the GSEs’ operations. The new law abolishes the current regulator for the GSEs and creates a new, stronger regulator, the Federal Housing Finance Agency (the “FHFA”), in addition to other oversight reforms. In addition to the regulatory reforms, the new law authorizes the U.S. Treasury to provide a financial backstop to Fannie Mae and Freddie Mac in the form of an increased line of credit and an equity stake. The Department of Treasury and the Federal Reserve Board both will gain additional oversight powers if this financial authority is exercised. While the extent to which the new FHFA exercises its expanded authority over Fannie Mae and Freddie Mac is unclear at this time, FHFA has the power to limit the growth of Freddie Mac and Fannie Mae which could reduce the size of the mortgage insurance market and consequently have an adverse effect on our business, financial condition and operating results.

As part of the Economic Stimulus Act of 2008, the U.S. Congress passed legislation that temporarily raised (until December 31, 2008) loan limits for Freddie Mac and Fannie Mae conforming loans up to a maximum of $729,750. The Housing and Economic Recovery Act will limit the increase permanently to $625,000 beginning January 1, 2009. While we believe that these legislative changes have the potential to increase the demand for private mortgage insurance by broadening the universe of loans that are subject to purchase by Freddie Mac and Fannie Mae, we cannot predict with any certainty the long term impact of this change upon demand for our products, or whether this change will be made permanent by Congress.

Legislation and regulatory changes and interpretations could harm our mortgage insurance business.

Our business and legal liabilities may be affected by the application of federal or state consumer lending and insurance laws and regulations, or by unfavorable changes in these laws and regulations. For example, the Housing and Economic Recovery Act includes reforms to FHA, which could provide the FHA with greater flexibility in establishing new products and increase the FHA’s competitive position against private mortgage insurers. The new law increases the maximum loan amount that the FHA can insure to $625,000, and establishes a higher minimum cash down-payment. The Housing and Economic Recovery Act also contains provisions, called the Hope for Homeownership program, in which the FHA is authorized to refinance distressed mortgages in return for lenders and investors agreeing to write down the amount of the original mortgage. We cannot predict with any certainty the long term impact of these changes upon demand for our products. However, any increase in the competition we face from the FHA or any other government sponsored entities could harm our business, financial condition and operating results.

We and other mortgage insurers have faced private lawsuits alleging, among other things, that our captive reinsurance arrangements constitute unlawful payments to mortgage lenders under the anti-referral fee provisions of RESPA. In addition, we and other mortgage insurers have been subject to inquiries from the New York Insurance Department and the Minnesota Department of Commerce relating to our captive reinsurance and contract underwriting arrangements, and we recently received a subpoena from the Office of the Inspector General of HUD, requesting information relating to captive reinsurance. We cannot predict whether these inquiries will lead to further inquiries, or investigations, of these arrangements, or the scope, timing or outcome of the present inquiry or any other inquiry or action by these or other regulators. Although we believe that all of our captive reinsurance and contract underwriting arrangements comply with applicable legal requirements, we cannot be certain that we will be able to successfully defend against any alleged violations of RESPA or other laws.

Proposed changes to the application of RESPA could harm our competitive position. HUD proposed an exemption under RESPA for lenders that, at the time a borrower submits a loan application, give the borrower a firm, guaranteed price for all the settlement services associated with the loan, commonly referred to as “bundling.” In 2004, HUD indicated its intention to abandon the proposed rule and to submit a revised proposed rule to the U.S. Congress. HUD began looking at the reform process again in 2005 and a new rule was proposed in 2008. We do not know what form, if any, this rule will take or whether it will be promulgated. In addition, HUD has also declared its intention to seek legislative changes to RESPA. We cannot predict which changes will be implemented and whether the premiums we are able to charge for mortgage insurance will be negatively affected.

Risks Particular to Our Financial Guaranty Business

Recent downgrades of the financial strength ratings assigned to our financial guaranty subsidiaries and continuing deterioration in credit markets has limited our ability to write new business

The June 2008 downgrades of our financial guaranty insurance subsidiaries’ ratings to A by S&P and A3 by Moody’s and the possibility that future downgrades could occur has limited the desirability of our financial guaranty direct insurance products. These downgrades have also reduced the value of our financial guaranty reinsurance by reducing the reinsurance credit that primary insurers receive from our reinsurance possibly to the point where primary insurers may be unlikely or unable to continue to cede insurance to us at attractive rates. In addition, deterioration in the credit markets in which we and other financial guarantors participate also has negatively impacted our business production.

Due to losses incurred by financial guarantors on their RMBS, CDOs of ABS and other credit positions, recent downgrades of financial guarantors, and the uncertain outlook regarding the franchise values and ratings of most financial guarantors, credit and trading spreads for all financial guarantors, including us, have widened significantly. These factors, combined with our recent ratings downgrades, have significantly reduced the financial benefit that our credit protection provides to issuers in the current market of both public and structured finance transactions that we insure and have reduced the perceived benefit to holders of insured debt from the financial guaranty insurance we provide. In response to this uncertainty, rating agencies and regulators may enhance the requirements for conducting financial guaranty business or may restrict the types of businesses in which we currently participate, which would continue to have a material adverse effect on our ability to write new business.

In this environment, many transactions that would normally have been marketed with some form of financial guaranty insurance protection continue to either not go to market or be sold without the benefit of financial guaranty insurance. As a result, there is a significant reduction in the volume of transactions for which financial guaranty insurance is a viable option, which makes it more difficult for us to write new business, and reduces the volume of transactions written by companies that cede business to us. The extent and duration of any continued deterioration, disruptions or uncertainty in the credit markets or other sectors of the economy in which our financial guaranty business participates is uncertain.

Our primary reinsurance customers currently have the right to take back or recapture a significant portion of our insured financial guaranty portfolio, which would reduce written and earned premiums in our financial guaranty business

As a result of the June 2008 downgrades of our financial guaranty insurance subsidiaries’ financial strength ratings, most of our primary insurance customers now have the right to take back or recapture business previously ceded to us under their reinsurance agreements with us, and in some cases, in lieu of recapture, the right to increase ceding commissions charged to us. Currently, up to $48.9 billion of our total net assumed par outstanding is subject to recapture. If all these customers were to exercise their recapture rights, we estimate that, as of June 30, 2008, Radian Asset Assurance would experience a reduction in (1) written premiums of approximately $427.0 million, (2) earned premiums of approximately $84.0 million, and (3) the net present value of expected future installment premiums of $175.6 million. In addition, Radian Asset Assurance would experience a reduction in incurred losses of approximately $56.4 million under these circumstances. To date, none of our primary insurance customers have exercised their recapture rights as a result of the June 2008 downgrades. Factors that may influence the ability or willingness of our primary insurance customers to recapture business include, among others, current market conditions, recent ratings actions on certain of our primary insurance customers, and the limited availability of alternate reinsurance capacity. We cannot estimate what amount, if any, of our existing reinsurance business may be recaptured or the ultimate economic impact of any such recapture.

Also, as a result of the June 2008 downgrades, counterparties on three direct insurance transactions have the right to terminate these transactions without further payment obligations. The notional amount of these transactions as of June 30, 2008 was $298.7 million. The present value of expected future installment premiums that would be lost as a result of the termination of these transactions would be at least $0.9 million.

Further downgrades of the financial strength ratings assigned to our financial guaranty subsidiaries would allow our-counterparties to terminate a significant portion of our insured portfolio

If the ratings assigned to our financial guaranty subsidiaries are further downgraded below certain levels (either A- (four transactions) or BBB- (one transaction)) by S&P and below A3 by Moody’s (one transaction), the counterparties in five of our synthetic credit default swap transactions, representing an aggregate notional amount of approximately $683.9 million, would be permitted to terminate these transactions. Upon the termination of any such transaction following a downgrade trigger, the transaction would be settled on a mark-to-market basis, meaning that if, based on third-party bids received, a replacement counterparty would require amounts in addition to the payments we receive under the transaction in order to take over our position in the transaction, we would be required to pay such amounts to our counterparty, and if such third party would pay our counterparty to take over our position, our counterparty would pay such amount to us upon termination. The maximum amount that we could be required to pay on all these transactions in the aggregate is $161.9 million in the event of a downgrade below BBB- by S&P; $58.7 million of such amount in the event of a downgrade below A- by S&P; and $8.0 million in the event of a downgrade below A3 by Moody’s.

In addition, counterparties to 145 of our 184 credit default swap transactions and four financial solutions transactions would have the right to terminate these transactions without any obligation on our part to settle the transaction at fair value if Radian Asset Assurance or RAAL, as applicable, were downgraded below A- by S&P (49 of these transactions also could be terminated upon a downgrade by Moody’s of Radian Asset Assurance or RAAL below A3). If all of these counterparties had terminated these transactions as of June 30, 2008, financial guaranty’s outstanding net par exposure would have been reduced by $38.6 billion ($11.1 billion of which would also be reduced upon a downgrade below A3 by Moody’s), with a corresponding decrease in unearned premium reserves and in the present value of expected future installment premiums of $185.4 million ($65.9 million of which would also be decreased upon a downgrade below A3 by Moody’s).

Recent regulatory inquiries and legal actions, and proposed statutory and regulatory changes to the financial guaranty industry could harm our financial guaranty business

In March 2008, Radian Asset Assurance received subpoenas from the Office of the Attorney General of the State of Connecticut related to antitrust concerns associated with the municipal ratings scales utilized by the rating agencies and a proposal by Moody’s to assign corporate equivalent ratings to municipal obligations. Radian Asset Assurance responded to these subpoenas on a timely basis and has not received any further inquiry related to such matters. On July 30, 2008, the Attorney General of the State of Connecticut announced legal action against Moody’s, S&P and Fitch, alleging that these rating agencies undertook deceptive and unfair practices in connection with their giving municipal securities lower ratings than comparable corporate or structured debt. To date, no financial guarantor has been named in such legal action. It is not possible to predict whether our financial guaranty insurance subsidiaries will receive additional inquiries or requests for information related to the municipal ratings scales or other matters from the Attorney General of the State of Connecticut or from other regulatory or governmental bodies, and it is also not possible to predict the outcome of any proceedings, inquiries or requests for information.

Several financial guarantors have recently been sued by issuers of obligations they have insured, including multiple municipalities in the state of California, alleging, among other things, breaches of duty, fraud and deceit, breach of contract, and negligent misrepresentation relating to such financial guarantors’ insurance of securities backed by subprime mortgage loans and the affect such insurance has had on their ratings. Claims also have been brought alleging conspiracy and antitrust violations among financial guarantors in municipal finance markets. While our financial guaranty insurance subsidiaries have not been named as a defendant in any such suits to date, there can be no assurance that they will not be added to current pending actions or face similar lawsuits in the future.

In June 2008, the New York Insurance Department (“NYID”) proposed revisions to Article 69 of the New York Insurance Law for financial guaranty insurers to certain members of the New York legislature, which would, among other things, increase capital and liquidity requirements and add additional restrictions and limitations on insuring credit default swaps, subordinated mezzanine asset-backed securities and certain structured finance obligations such as CDOs, including some transactions that we have historically insured. A bill incorporating the proposed revisions has not yet been formally submitted to the New York legislature for consideration. In addition, we believe that the NYID is also preparing regulatory changes that would affect the financial guaranty industry. The ultimate outcome of these proposed statutory revisions and any potential regulatory changes remains uncertain, but if new statutory or regulatory limits on the financial guaranty industry are enacted, they may limit business opportunities for our financial guaranty insurance subsidiaries in the future and may have a material adverse effect on our financial guaranty business operations, prospects, financial condition, results of operations or cash flows.

We have financial guaranty exposure to credits that are vulnerable to the on-going deterioration in the credit markets

Our financial guaranty business is exposed to risks associated with the deterioration in the credit markets. Credit spreads across most bond sectors continue to widen or have maintained widened spreads, reflecting credit erosion in the U.S. residential mortgage loans, particularly to subprime borrowers, that are contained in the residential mortgage-backed securities and certain of the CDOs that we insure. In addition, credit default swap spreads on CDOs have also widened over concerns regarding the impact a general economic slowdown or recession would have on these obligations. Other asset-backed security sectors have also been affected due to concerns that the credit erosion in RMBS may spread to other consumer and mortgage asset-classes, including classes for which we have written financial guaranty insurance.

At June 30, 2008, our insured financial guaranty portfolio included:

•

$1.1 billion of net par outstanding related to U.S. Domestic non-CDO RMBS, which is spread among 279 transactions and represents 1.0% of our financial guaranty net par outstanding as of June 30, 2008; and

•	Subprime RMBS exposure through two directly-insured CDOs of ABS with an aggregate net par outstanding of $641.8 million or 0.6% of our financial guaranty net par outstanding as of June 30, 2008.

While we have sought to underwrite credits involving RMBS with levels of subordination designed to protect us from loss in the event of poor performance on the underlying collateral, we cannot be certain that such levels of subordination will protect us from future material losses in light of the significantly higher rates of delinquency, foreclosure and losses currently being observed among residential borrowers. Future underperformance of the collateral underlying our insured RMBS portfolios could result in: (i) additional incurred losses; (ii) an increase in fair value losses on our insured transactions; (iii) downgrades by the rating agencies of our exposures; and (iv) fewer opportunities to write profitable business in the future. In light of the fact that we intend to use our financial guaranty business as a source of capital for our mortgage insurance business, material losses in our financial guaranty business would reduce the amount of capital available to our mortgage insurance business, which could adversely affect our ability to continue to write new mortgage insurance business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c) The following table provides information about repurchases by us during the quarter ended June 30, 2008 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
4/01/2008 to 4/30/2008	—	$—	—	1,101,355
5/01/2008 to 5/31/2008	—	—	—	1,101,355
6/01/2008 to 6/30/2008	—	—	—	1,101,355

Total	—	$—	—	1,101,355

(1)	On February 8, 2006, we announced that our board of directors had authorized the repurchase of up to 4.0 million shares of our common stock on the open market under a new repurchase plan. On November 9, 2006, we announced that our board of directors had authorized the purchase of an additional 2.0 million shares as part of an expansion of the existing stock repurchase program. The board did not set an expiration date for this program.
(2)	Amounts shown in this column reflect the number of shares remaining under the 4.0 million share authorization and, effective November 9, 2006, the additional 2.0 million share authorization referenced in Note 1 above.

Item 4.	Submission of Matters to a Vote of Security Holders.

On May 22, 2008, we held our Annual Meeting of Stockholders. At the meeting, the following proposals were submitted to a vote of our stockholders, with the voting results indicated below:

1)	Election of ten directors for a term of one year each, to serve until their successors have been duly elected and have qualified or until their earlier removal and resignation:

	For	Withheld
Herbert Wender	49,479,105	22,690,478
David C. Carney	47,975,682	24,193,901
Howard B. Culang	48,783,656	23,385,927
Stephen T. Hopkins	48,818,858	23,350,725
Sanford A. Ibrahim	50,320,136	21,849,447
James W. Jennings	50,402,911	21,766,672
Ronald W. Moore	48,801,643	23,367,940
Jan Nicholson	50,431,834	21,737,749
Robert W. Richards	50,394,459	21,775,124
Anthony W. Schweiger	48,786,662	23,382,921

2)	Approval of the amendment to our Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock.

For	Against	Abstain
42,652,610	29,315,805	201,594

3)	Approval of the Radian Group Inc. 2008 Equity Compensation Plan.

For	Against	Abstain
44,433,363	16,274,925	218,525

4)	Ratification of the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the year ending December 31, 2008.

For	Against	Abstain
71,744,881	272,110	153,018

Item 6.	Exhibits.

Exhibit No.	Exhibit Name
3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Radian Group Inc. (1)

+10.1	Radian Group Inc. 2008 Equity Compensation Plan (2)

*+10.2	Certain Compensation Arrangements with Directors (Effective May, 2008)

*11	Statement re: Computation of Per Share Earnings

*31	Rule 13a – 14(a) Certifications

*32	Section 1350 Certifications

*	Filed herewith.
+	Management contract, compensatory plan or arrangement.
(1)	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated May 22, 2008 and filed with the Securities Exchange Commission on May 29, 2008.
(2)	Incorporated by reference to Appendix A to our Proxy Statement on Schedule 14A for the 2008 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on April 24, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Radian Group Inc.

Date: August 11, 2008	/s/ C. ROBERT QUINT
C. Robert Quint
Executive Vice President and Chief Financial Officer

/s/ CATHERINE M. JACKSON
Catherine M. Jackson
Senior Vice President, Controller

EXHIBIT INDEX

Exhibit No.	Exhibit Name
3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Radian Group Inc. (1)

+10.1	Radian Group Inc. 2008 Equity Compensation Plan (2)

*+10.2	Certain Compensation Arrangements with Directors (Effective May, 2008)

*11	Statement re: Computation of Per Share Earnings

*31	Rule 13a – 14(a) Certifications

*32	Section 1350 Certifications

*	Filed herewith.
+	Management contract, compensatory plan or arrangement.
(1)	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated May 22, 2008 and filed with the Securities and Exchange Commission on May 29, 2008.
(2)	Incorporated by reference to Appendix A to our Proxy Statement on Schedule 14A for the 2008 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on April 24, 2008.