Form 10-Q
period 2008-09-30
RADIAN GROUP INC
filed 2008-11-10
CIK 890926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 81,124,288 shares of common stock, $0.001 par value per share, outstanding on November 3, 2008.

Radian Group Inc.

Forward Looking Statements—Safe Harbor Provisions

All statements in this report that address events, developments or results that we expect or anticipate may occur in the future are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the U.S. Private Securities Litigation Reform Act of 1995. In most cases, forward-looking statements may be identified by words such as “anticipate,” “may,” “should,” “expect,” “intend,” “plan,” “goal,” “contemplate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue” or the negative or other variations on these words and other similar expressions. These statements, which include, without limitation, projections regarding our future performance and financial condition are made on the basis of management’s current views and assumptions with respect to future events. Any forward-looking statement is not a guarantee of future performance and actual results could differ materially from those contained in the forward-looking information. The forward-looking statements, as well as our prospects as a whole, are subject to risks and uncertainties, including the following:

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

•

our ability to successfully execute upon our capital plan, and if necessary, to obtain additional capital, to support our long-term liquidity needs and to protect our credit ratings and the financial strength ratings of Radian Guaranty Inc., our primary mortgage insurance subsidiary;

•

a further decrease in the volume of home mortgage originations due to reduced liquidity in the lending market, tighter underwriting standards and the on-going deterioration in housing markets throughout the U.S.;

•	our ability to maintain adequate risk-to-capital ratios, leverage ratios and surplus requirements in our mortgage insurance business in light of on-going losses in this business;

•	the concentration of our mortgage insurance business among a relatively small number of large customers;

•	disruption in the servicing of mortgages covered by our insurance policies;

•

the aging of our mortgage insurance portfolio and changes in severity or frequency of losses associated with certain of our products that are riskier than traditional mortgage insurance or financial guaranty insurance policies;

•

the performance of our insured portfolio of higher risk loans, such as Alternative-A (“Alt-A”) and subprime loans, and adjustable rate products, such as adjustable rate mortgages and interest-only mortgages, which have resulted in increased losses in 2007 and 2008 and are expected to result in further losses;

•	reduced opportunities for loss mitigation in markets where housing values fail to appreciate or begin to decline;

•

changes in persistency rates of our mortgage insurance policies caused by changes in refinancing activity, in the rate of appreciation or depreciation of home values and changes in the mortgage insurance cancellation requirements of mortgage lenders and investors;

•

downgrades or threatened downgrades of, or other ratings actions with respect to, our credit ratings or the ratings assigned by the major rating agencies to any of our rated insurance subsidiaries at any time (in particular, the credit rating of Radian Group Inc. and the financial strength ratings assigned to Radian Guaranty Inc., which are currently on Negative outlook); which risk is discussed in more detail below in Item 2 of Part I of this report on Form 10-Q;

•

heightened competition for our mortgage insurance business from others such as the Federal Housing Administration and the Veterans’ Administration or other private mortgage insurers (in particular those that have been assigned higher ratings from the major rating agencies);

•

changes in the charters or business practices of Federal National Mortgage Association (“Fannie Mae”) and Freddie Mac, the largest purchasers of mortgage loans that we insure, and our ability to retain our “Top Tier” eligibility requirement from both Freddie Mac and Fannie Mae;

•

the application of existing federal or state consumer, lending, insurance, securities and other applicable laws and regulations, or changes in these laws and regulations or the way they are interpreted; including, without limitation: (i) the outcome of existing investigations or the possibility of private lawsuits or other formal investigations by state insurance departments and state attorneys general alleging that services offered by the mortgage insurance industry, such as captive reinsurance, pool insurance and contract underwriting, are violative of the Real Estate Settlement Procedures Act and/or similar state regulations, (ii) legislative and regulatory changes affecting demand for private mortgage insurance or financial guaranty insurance, or (iii) legislation and regulatory changes limiting or restricting our use of (or requirements for) additional capital, the products we may offer, the form in which we may execute the credit protection we provide or the aggregate notional amount of any product we may offer for any one transaction or in the aggregate;

•

the possibility that we may fail to estimate accurately the likelihood, magnitude and timing of losses in connection with establishing loss reserves for our mortgage insurance or financial guaranty businesses, or the premium deficiencies for our first- and second-lien mortgage insurance business, or to estimate accurately the fair value amounts of derivative contracts in our mortgage insurance and financial guaranty businesses in determining gains and losses on these contracts;

•

volatility in our earnings caused by changes in the fair value of our derivative instruments and our need to reevaluate the premium deficiencies in our mortgage insurance business on a quarterly basis;

•	changes in accounting guidance from the Securities and Exchange Commission (“SEC”) or the Financial Accounting Standards Board;

•	legal and other limitations on amounts we may receive from our subsidiaries as dividends or through tax and expense sharing arrangements with our subsidiaries; and

•	vulnerability to the performance of our investment in Sherman Financial Group LLC.

For more information regarding these risks and uncertainties as well as certain additional risks that we face, you should refer to the Risk Factors detailed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2007 as well as the material changes to these risks discussed in Item 1A of Part II of our quarterly reports on Form 10Q, including the material changes discussed in this report below. We caution you not to place undue reliance on these forward-looking statements, which are current only as of the date on which we filed this report. We do not intend to, and we disclaim any duty or obligation to, update or revise any forward-looking statements made in this report to reflect new information or future events or for any other reason.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Radian Group Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

($ in thousands, except per-share amounts)	September 30 2008	December 31 2007
ASSETS
Investments
Fixed maturities held to maturity—at amortized cost (fair value $37,605 and $55,021)	$36,648	$53,310
Fixed maturities available for sale—at fair value (amortized cost $4,379,209 and $4,571,998)	4,177,994	4,644,724
Trading securities—at fair value (amortized cost $538,109 and $158,087)	521,641	153,634
Equity securities available for sale—at fair value (cost $215,040 and $196,068)	208,158	254,869
Hybrid securities—at fair value (amortized cost $552,087 and $525,607)	493,281	584,373
Short-term investments	764,285	697,271
Other invested assets (cost $20,617 and $21,087)	21,245	22,868

Total investments	6,223,252	6,411,049
Cash	106,962	200,787
Investment in affiliates	87,256	104,354
Deferred policy acquisition costs	178,581	234,955
Prepaid federal income taxes	248,828	793,486
Accrued investment income	71,070	65,362
Accounts and notes receivable (less allowance of $59,545 and $50,391)	93,127	130,773
Property and equipment, at cost (less accumulated depreciation of $87,560 and $81,930)	22,275	24,567
Derivative assets	171,116	43,214
Tax recoverables	270,775	1,816
Reinsurance recoverables	310,984	33,960
Other assets	262,010	165,866

Total assets	$8,046,236	$8,210,189

LIABILITIES AND STOCKHOLDERS’ EQUITY
Unearned premiums	$1,000,725	$1,094,710
Reserve for losses and loss adjustment expenses	2,680,381	1,598,756
Reserve for premium deficiency	331,373	195,646
Long-term debt and other borrowings	908,282	953,524
Variable interest entity debt	127,624	—
Deferred income taxes payable	—	26,705
Derivative liabilities	343,296	1,305,665
Accounts payable and accrued expenses	322,229	314,447

Total liabilities	5,713,910	5,489,453

Commitments and Contingencies (Note 15)
Stockholders’ equity
Common stock: par value $.001 per share; 325,000,000 and 200,000,000 shares authorized at September 30, 2008 and December 31, 2007; 97,792,163 and 97,631,763 shares issued at September 30, 2008 and December 31, 2007; 80,696,131 and 80,412,974 shares outstanding at September 30, 2008 and December 31, 2007, respectively	98	98
Treasury stock, at cost: 17,096,032 and 17,218,789 shares at September 30, 2008 and December 31, 2007, respectively	(883,796)	(889,478)
Additional paid-in capital	1,337,632	1,331,790
Retained earnings	2,017,542	2,181,191
Accumulated other comprehensive income	(139,150)	97,135

Total stockholders’ equity	2,332,326	2,720,736

Total liabilities and stockholders’ equity	$8,046,236	$8,210,189

See notes to unaudited condensed consolidated financial statements.

Radian Group Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands, except per-share amounts)	2008	2007	2008	2007
Revenues:
Premiums written—insurance:
Direct	$232,656	$307,797	$743,922	$820,409
Assumed	8,507	37,209	45,820	89,805
Ceded	(38,712)	(36,995)	(120,340)	(111,354)

Net premiums written	202,451	308,011	669,402	798,860
Decrease (increase) in unearned premiums	47,267	(62,615)	71,374	(120,947)

Net premiums earned—insurance	249,718	245,396	740,776	677,913
Net investment income	65,215	64,959	196,322	188,605
Change in fair value of derivative instruments	164,757	(615,936)	928,792	(633,765)
Net (losses) gains on other financial instruments	(63,737)	14,840	(126,872)	54,279
Gain on sale of affiliate	—	181,734	—	181,734
Other income	2,756	4,599	9,591	11,519

Total revenues	418,709	(104,408)	1,748,609	480,285

Expenses:
Provision for losses	544,915	330,504	1,586,505	611,508
Provision for premium deficiency	(252,170)	155,176	135,727	155,176
Policy acquisition costs	20,770	35,743	120,628	88,195
Other operating expenses	80,781	36,169	199,771	151,472
Interest expense	13,852	13,394	40,177	38,810

Total expenses	408,148	570,986	2,082,808	1,045,161

Equity in net income (loss) of affiliates	15,798	(448,924)	44,028	(376,645)

Pretax (loss) income	26,359	(1,124,318)	(290,171)	(941,521)
Income tax benefit	(10,340)	(420,454)	(129,984)	(372,207)

Net (loss) income	$36,699	$(703,864)	$(160,187)	$(569,314)

Basic net (loss) income per share	$0.46	$(8.82)	$(2.01)	$(7.16)

Diluted net (loss) income per share	$0.46	$(8.82)	$(2.01)	$(7.16)

Weighted average number of common shares outstanding—basic	79,960	79,800	79,603	79,467

Weighted average number of common and common equivalent shares outstanding—diluted	80,471	79,800	79,603	79,467

Dividends per share	$0.0025	$0.02	$0.0425	$0.06

See notes to unaudited condensed consolidated financial statements.

Radian Group Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY (UNAUDITED)

					Accumulated Other Comprehensive Income (Loss)
(In thousands)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Foreign Currency Translation Adjustment	Unrealized Holding Gains (Losses)	Other	Total
BALANCE prior to implementation effects JANUARY 1, 2007	$97	$(931,012)	$1,347,205	$3,489,290	$9,796	$151,934	$247	$4,067,557
Cumulative effect of adoption of FIN No. 48	—	—	—	(21,214)	—	—	—	(21,214)
Cumulative effect of adoption of SFAS No. 155	—	—	—	9,844	—	(9,844)	—	—

BALANCE, JANUARY 1, 2007, as adjusted	97	(931,012)	1,347,205	3,477,920	9,796	142,090	247	4,046,343
Comprehensive loss:
Net loss	—	—	—	(569,314)	—	—	—	(569,314)
Unrealized foreign currency translation adjustment, net of tax of $4,446	—	—	—	—	8,256	—	—	8,256
Unrealized holding losses arising during period, net of tax benefit of $24,743	—	—	—	—	—	(45,951)	—
Less: Reclassification adjustment for net gains included in net income, net of tax of $4,129	—	—	—	—	—	(7,669)	—

Net unrealized loss on investments, net of tax benefit of $28,872	—	—	—	—	—	(53,620)	—	(53,620)

Comprehensive loss								(614,678)
Issuance of common stock under incentive plans	—	64,727	5,943	—	—	—	—	70,670
Issuance of restricted stock	—	—	(34,662)	—	—	—	—	(34,662)
Amortization of restricted stock	—	—	6,341	—	—	—	—	6,341
Stock-based compensation expense-options	—	—	1,109	—	—	—	—	1,109
Treasury stock purchased	—	(22,823)	—	—	—	—	—	(22,823)
Dividends paid	—	—	—	(4,808)	—	—	—	(4,808)

BALANCE, SEPTEMBER 30, 2007	$97	$(889,108)	$1,325,936	$2,903,798	$18,052	$88,470	$247	$3,447,492

BALANCE, JANUARY 1, 2008,	$98	$(889,478)	$1,331,790	$2,181,191	$12,142	$86,619	$(1,626)	$2,720,736
Comprehensive loss:
Net loss	—	—	—	(160,187)	—	—	—	(160,187)
Unrealized foreign currency translation adjustment, net of tax of $29	—	—	—	—	(54)	—	—	(54)
Unrealized holding losses arising during the period, net of tax benefit of $132,949	—	—	—	—	—	(246,905)	—	—
Less: Reclassification adjustment for net losses included in net loss, net of tax benefit of $13,758	—	—	—	—	—	25,551	—	—

Net unrealized loss on investments, net of tax benefit of $119,191	—	—	—	—	—	(221,354)	—	(221,354)

Comprehensive loss								(381,595)
Sherman equity adjustment				—	—	—	(16,761)	(16,761)
Pension curtailment	—			—	—	—	1,884	1,884
Repurchases of common stock under incentive plans	—	5,682	(5,992)	—	—	—	—	(310)
Issuance of restricted stock	—	—	476	—	—	—	—	476
Amortization of restricted stock	—	—	6,297	—	—	—	—	6,297
Stock-based compensation expense	—	—	5,061	—	—	—	—	5,061
Dividends declared	—	—	—	(3,462)	—	—	—	(3,462)

BALANCE, SEPTEMBER 30, 2008	$98	$(883,796)	$1,337,632	$2,017,542	$12,088	$(134,735)	$(16,503)	$2,332,326

See notes to unaudited condensed consolidated financial statements.

Radian Group Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30
(In thousands)	2008	2007
Cash flows (used in) provided by operating activities	$(123,957)	$324,058

Cash flows from investing activities:
Proceeds from sales of fixed-maturity investments available for sale	547,718	210,850
Proceeds from sales of equity securities available for sale	93,896	44,352
Proceeds from sales of hybrid securities	264,690	261,156
Proceeds from redemptions of fixed-maturity investments available for sale	150,161	168,294
Proceeds from redemptions of fixed-maturity investments held to maturity	17,953	20,841
Proceeds from redemptions of hybrid securities	29,347	52,971
Purchases of fixed-maturity investments available for sale	(519,936)	(513,374)
Purchases of equity securities available for sale	(114,933)	(6,822)
Purchases of hybrid securities	(318,151)	(334,437)
Sales (purchases) of short-term investments, net	(73,854)	(639,360)
Purchases of other invested assets, net	(1,921)	(7,278)
Purchases of property and equipment, net	(3,991)	(2,728)
Sale (purchase) of investment in affiliates	—	277,882
Loan to affiliate	—	(50,000)

Net cash provided by (used) in investing activities	70,979	(517,653)

Cash flows from financing activities:
Dividends paid	(3,462)	(4,808)
Proceeds from issuance of common stock under incentive plans	—	25,281
Proceeds from (paydown of) other borrowings	(50,000)	200,000
Excess tax benefits from stock-based awards	—	5,488
Purchase of treasury stock	—	(22,823)
Proceeds from termination of interest-rate swap	12,800	—

Net cash (used in) provided by financing activities	(40,662)	203,138

Effect of exchange rate changes on cash	(185)	(4,644)
(Decrease) increase in cash	(93,825)	4,899
Cash, beginning of period	200,787	57,901

Cash, end of period	$106,962	$62,800

Supplemental disclosures of cash flow information:
Income taxes (received) paid	$(508,756)	$128,308

Interest paid	$38,368	$33,741

Supplemental disclosures of non-cash items:
Stock-based compensation, net of tax	$10,914	$1,939

See notes to unaudited condensed consolidated financial statements.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Condensed Consolidated Financial Statements—Basis of Presentation

Our condensed consolidated financial statements include the accounts of Radian Group Inc. and its subsidiaries, including its principal mortgage insurance operating subsidiaries, Radian Guaranty Inc. (“Radian Guaranty”), Amerin Guaranty Corporation (“Amerin Guaranty”) and Radian Insurance Inc. (“Radian Insurance”), and its principal financial guaranty operating subsidiaries, Radian Asset Assurance Inc. (“Radian Asset Assurance”) and Radian Asset Assurance Limited (“RAAL”). We refer to Radian Group Inc. together with its consolidated subsidiaries as “Radian,” “we,” “us” or “our,” unless the context requires otherwise. We generally refer to Radian Group Inc. alone, without its consolidated subsidiaries, as “Radian Group.” We own a 46% interest in Credit-Based Asset Servicing and Securitization LLC (“C-BASS”) and a 28.7% interest in Sherman Financial Group LLC (“Sherman”), each of which are credit-based consumer asset businesses.

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

Basic net income per share is based on the weighted average number of common shares outstanding, while diluted net income per share is based on the weighted average number of common shares outstanding and common share equivalents that would be issuable upon the exercise of stock options and other stock-based compensation. As a result of our net loss for the nine months ended September 30, 2008, 5,235,491 share equivalents issued under our stock-based compensation plans were not included in the calculation of diluted earnings per share because they were anti-dilutive. For the three months ended September 30, 2008, 4,082,849 share equivalents were not included in the calculation of diluted earnings per share because they were anti-dilutive.

We adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurement” (“SFAS No. 157”) effective January 1, 2008 with respect to financial assets and liabilities measured at fair value. SFAS No. 157, (i) defines fair value, (ii) establishes a framework for measuring fair value in GAAP and (iii) expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for all financial statements issued for fiscal years beginning after November 15, 2007 on a prospective basis. There was no cumulative impact on retained earnings as a result of the adoption. The impact of adopting SFAS No. 157 is included in the change in fair value of derivative instruments. See Note 2. In accordance with Financial

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Accounting Standards Board (“FASB”) Staff Position (“FSP”) SFAS No. 157-2, “Effective Date of FASB Statement No. 157,” we have elected to defer the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities until January 1, 2009.

We adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) effective January 1, 2008. SFAS No. 159 permits entities to choose to measure financial instruments and certain other items at fair value. Items eligible for fair value measurement by this statement are (i) recognized financial assets and financial liabilities (with some exceptions), (ii) firm commitments that would otherwise not be recognized at inception and that involve only financial instruments, (iii) non-financial insurance contracts and warranties that an insurer can settle by paying a third party to provide those goods or services and (iv) host financial instruments resulting from separation of an embedded non-financial derivative instrument from a non-financial hybrid instrument. We elected to fair value the consolidated net interest margin securities (“NIMS”) variable interest entity (“VIE”) debt at the date the VIEs were consolidated during 2008.

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

The level of market activity in determining the fair value hierarchy is based on the availability of observable inputs market participants would use to price an asset or a liability, including market value price observations. For markets in which inputs are not observable or limited, we use significant judgment and assumptions that a typical market participant would use to evaluate the market price of an asset or liability. These assets and liabilities are classified in Level III of our fair value hierarchy. The estimates of fair value of our investment assets reflect the risk of non-performance.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The following is a list of those assets and liabilities that are measured at fair value by hierarchy level as of September 30, 2008:

(In millions)
Assets and Liabilities at Fair Value (1)	Level I	Level II	Level III	Total
Investment Portfolio:
Fixed maturities available for sale
U.S. government and agency securities	$—	$129.3	$—	$129.3
Municipal and state securities	—	3,508.4	—	3,508.4
Corporate bonds	—	128.4	0.4	128.8
Asset-backed securities	—	315.0	—	315.0
Foreign government securities	—	91.5	—	91.5
Other	—	—	5.0	5.0

Total fixed maturities available for sale	—	4,172.6	5.4	4,178.0

Equity securities available for sale	151.6	55.0	—	206.6
Trading securities
Municipal and state securities	—	484.9	—	484.9
Equity securities	—	35.4	1.2	36.6
Other	—	0.1	—	0.1

Total trading securities	—	520.4	1.2	521.6

Hybrid securities	—	493.3	—	493.3
Short-term investments
Money market instruments	633.5	—	—	633.5
U.S. government and agency securities	—	44.6	—	44.6
Municipal and state securities	—	0.9	—	0.9
Corporate bonds	—	—	—	—

Total short-term investments:	633.5	45.5	—	679.0

Total Investments at Fair Value	785.1	5,286.8	6.6	6,078.5

Derivative Assets:
Put options on committed preferred securities (“CPS”)	—	—	97.0	97.0
NIMS assets	—	—	6.5	6.5
Financial Guaranty credit derivative assets:
Corporate collateralized debt obligation (“CDO”) assets	—	—	47.3	47.3
Non-Corporate CDO and other derivative assets	—	—	18.9	18.9
Assumed financial guaranty credit derivative assets	—	—	0.3	0.3

Total Financial Guaranty credit derivative assets	—	—	66.5	66.5

Mortgage Insurance international credit default swaps (“CDS”)	—	—	1.1	1.1

Total Derivative Assets	—	—	171.1	171.1

Total Assets at Fair Value	$785.1	$5,286.8	$177.7	$6,249.6

Derivative Liabilities:
NIMS liabilities	$—	$—	$124.9	$124.9
Financial Guaranty credit derivative liabilities:
Corporate CDO liabilities	—	—	37.9	37.9
Non-Corporate CDO and other derivative liabilities	—	—	56.3	56.3
Assumed financial guaranty credit derivative liabilities	—	—	28.7	28.7

Total Financial Guaranty credit derivative liabilities	—	—	122.9	122.9
Mortgage Insurance domestic and international CDS	—	—	95.5	95.5

Total Derivative Liabilities	—	—	343.3	343.3

Variable interest entity debt (2)	—	—	127.6	127.6

Total Liabilities at Fair Value	$—	$—	$470.9	$470.9

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(1)	Excludes fixed maturities held-to-maturity and other invested assets accounted for as equity-method investments as these investments are not measured at fair value.
(2)	Represents consolidated debt issued by the VIE utilized to structure our NIMS that require consolidation upon our becoming the primary beneficiary of the VIE.

The fair value of our financial instruments is determined from market pricing when available; otherwise, fair value is based on estimates using present value or other valuation methodologies. Liability amounts include adjustments related to our own non-performance risk. These estimates result in a fair value estimate of the amount that would be exchanged to transfer the asset or liability to a third party with a similar credit rating in an orderly market, if one existed. Considerable judgment is required to interpret available market data to develop the estimates of fair value. Where market pricing is not available, fair value estimates are reconciled or calibrated to market-based information, if available to us. The estimates presented herein are not necessarily indicative of the amount we could actually realize in a current market exchange. The use of different market assumptions or estimation methodologies may have a material effect on our estimated fair value amounts. Also, changes in risk-free rates and our credit spreads over time will have a material effect on our derivative fair values. Following is a description of our valuation methodologies for financial assets and liabilities measured at fair value.

Investments

U.S. Government and agency securities—The fair value of U.S government and agency securities is estimated using observed market transactions, including broker-dealer quotes and actual trade activity. As such, U.S government and agency securities are categorized in Level II of the fair value hierarchy.

Municipal and state securities—The fair value of municipal and state securities is estimated using recently executed transactions, market price quotations and pricing models that factor in, where applicable, interest rate yield curves and credit spreads for similar bonds. These securities are categorized in Level II of the fair value hierarchy.

Money market instruments—The fair value of money market instruments is based on daily prices which are published and available to all potential investors and market participants. As such, these securities are categorized in Level I of the fair value hierarchy.

Corporate bonds—The fair value of corporate bonds is estimated using recently executed transactions and market price observations. In addition, a spread model is used to incorporate early redemption features, when applicable. These securities are categorized in Level II of the fair value hierarchy or in Level III when significant unobservable inputs are used.

Asset-Backed Securities (“ABS”), Commercial Mortgage-Backed Securities (“CMBS”) and Collateralized Mortgage Obligations (“CMOs”)—The fair value of ABS, CMBS and CMOs is estimated based on prices of comparable securities and spreads, and observable prepayment speeds. These securities are generally categorized in Level II of the fair value hierarchy.

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

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

certain securities, the underlying security price may be adjusted to account for changes in the conversion and investment value from the time the quote was obtained. Such securities are categorized in Level III of the fair value hierarchy.

Equity securities—The fair value of these securities is generally estimated using observable market data in active markets or bid prices from market makers and broker dealers. Generally, these securities are categorized in Level I of the fair value hierarchy as observable market data is available on these securities. Securities that are not frequently traded or are not as liquid are categorized in Level II of the fair value hierarchy.

Other investments—The fair value of these securities is generally estimated by discounting estimated future cash flows. These securities are categorized in Level III of the fair value hierarchy.

Derivative Assets and Liabilities

Fair value is defined as the price that would be received in connection with the sale of an asset or that would be paid to transfer a liability. In determining an exit market, we consider the fact that most of our derivative contracts are unconditional and irrevocable, and contractually prohibit us from transferring them to other capital market participants. Accordingly, there is no principal market, as defined by SFAS No. 157, for such highly structured insured credit derivatives. In the absence of a principal market, we value these insured credit derivatives in a hypothetical market where market participants include other monoline financial guaranty insurers with similar credit quality, as if the risk of loss on these contracts could be transferred to other mortgage and financial guaranty insurance and reinsurance companies. We believe that in the absence of a principal market, this hypothetical market provides the most relevant information with respect to fair value estimates.

We determine the fair value of our derivative assets and liabilities using internally-generated models. We reconcile or calibrate key inputs to market-based information, when available. Beginning in the first quarter of 2008, in accordance with SFAS No. 157, we made an adjustment to our derivative liabilities valuation methodology to account for our own non-performance risk by incorporating our observable credit default swap spread into the determination of the fair value of our credit derivatives. Our five-year credit default swap spread widened by 591 basis points during 2007 and an additional 1,684 basis points during 2008 to 2,312 at September 30, 2008. Considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates are not necessarily indicative of amounts we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a significant effect on the estimated fair value amounts.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

The following table shows selected information about our derivative contracts:

Product	Number of Contracts	September 30 2008 (In millions)
		Total Exposure	Total Asset/ (Liability)
Put options on CPS	3	$150.0	$97.0
NIMS	33	455.8	(118.4	) (1)
Corporate CDOs	105	38,282.9	9.4
Non-Corporate CDOs and other derivative transactions:
Residential mortgage backed securities (“RMBS”)	2	635.8	(52.5)
CMBS	4	1,831.0	3.3
Trust preferred securities (“TRUPS”)	18	2,220.5	0.8
Other	55	3,494.7	11.0

Total Non-Corporate CDOs and other derivative transactions	79	8,182.0	(37.4)
Assumed financial guaranty credit derivatives	392	2,096.2	(28.4)
CDS:
Domestic	6	162.1	(88.4)
International	3	7,567.5	(6.0)

Total CDS	9	7,729.6	(94.4)

Grand Total	621	$56,896.5	$(172.2)

(1)	This represents NIMS derivatives liabilities. In addition, we have consolidated NIMS VIE debt in the amount of $127.6 million.

Put Options on CPS

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

The change in fair value of these put options will fluctuate with changes in our CDS spread. As discussed above, our CDS spread has widened significantly since 2007, and given this volatility, it is difficult to predict with reasonable likelihood the magnitude of future changes. The sensitivity of the fair value of our put options on CPS to our CDS spread as of September 30, 2008, assuming as of September 30, 2008 a 1,000 basis point widening, would have resulted in an unrealized loss of approximately $2 million, while a 1,000 basis point tightening would have resulted in an unrealized gain of $5 million. The put options on CPS are categorized in Level III of the fair value hierarchy.

NIMS Credit Derivatives and NIMS VIE Derivative Assets

NIMS credit derivatives are financial guarantees that we have issued on NIMS. NIMS VIE derivative assets represent derivative assets in the NIMS trusts that we are required to consolidate in accordance with FIN No. 46R, “Consolidation of Variable Interest Entities” (“FIN No. 46R”). See Note 4. The estimated fair value on these financial instruments are derived from internally-generated discounted cash flow models. We estimate losses in each securitization underlying either the NIMS credit derivatives or the NIMS VIE derivative assets by

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

applying expected default rates separately to loans that are delinquent and those that are paying currently. We then project prepayment speeds on the underlying collateral in each securitization, incorporating historical prepayment experience. The estimated loss and prepayment speeds are used to estimate the cash flows for each underlying securitization and NIMS bond, and ultimately, to produce the projected credit losses for each NIMS bond. In addition to expected credit losses, the fair value for each NIMS credit derivative is approximated by incorporating future expected premiums to be received from the NIMS trust. The projected net losses are discounted using a rate of return that incorporates our own non-performance risk, and based on our current credit default swap spread, results in a significant reduction of the derivative liability. Because NIMS guarantees are not market-traded instruments, considerable judgment is required in estimating fair value. The use of different assumptions and/or methodologies could have a significant effect on estimated fair values. The NIMS credit derivatives are categorized in Level III of the fair value hierarchy. As a result of having to consolidate several NIMS structures, the derivative assets held by the NIMS VIE are also fair valued using the same internally-generated valuation model. Expected losses are estimated for each transaction using projected default rates based on historical experience of similar transactions. There are no collateral recovery rates assumed given the loss position of the NIMS in the transaction structures.

Changes in our expected principal credit losses on NIMS could have a significant impact on our fair value estimate. The gross expected principal credit losses were $440 million as of September 30, 2008, which is our best estimate of settlement value and represents 96% of our total risk in force of $456 million. The fair value of our total net liabilities related to NIMS as of September 30, 2008, was $248 million. Our fair value estimate incorporates a discount rate that is based on our credit default swap spread, which has resulted in a fair value amount that is substantially less than the expected settlement value. Changes in the credit loss estimates will impact the fair value directly, reduced only by the present value factor, which is dependent on the timing of the expected losses and our credit spread. Expected losses are estimated for each transaction using projected default rates based on historical experience of similar transactions. There are no collateral recovery rates assumed given the loss position of the NIMS in the transaction structures. The NIMS VIE derivative assets are also categorized in Level III of the fair value hierarchy.

Corporate CDOs

The fair value of each of our Corporate CDO transactions is estimated based on the difference between (1) the present value of the expected future contractual premiums we charge and (2) the present value of our estimate of the expected future premiums that a financial guarantor of similar credit quality to us would charge (we refer to these premiums as the “fair premium”) to provide the same credit protection assuming a transfer of our obligation to such financial guarantor as of the measurement date. The discount rate used to estimate the present value of our contractual premium and fair premium is a risk-free rate plus our own credit default swap spread as of the measurement date.

Eighty-two percent of our Corporate CDO transactions currently provide our counterparties with the right to terminate these transactions based on certain rating agency downgrades as described in Note 15 below. In determining the fair value of these transactions, we adjust the contractual premiums for such transactions to reflect the estimated fair value of those premiums, based on our estimate of the probability of our counterparties exercising this termination right and the impact this would have on the remaining expected lifetime premium.

For each Corporate CDO transaction, we perform three principal steps in determining the fair premium amount:

•	First, we define a tranche on the CDX index (defined below) that equates to the risk profile of our specific transaction (we refer to this tranche as an “equivalent-risk tranche”);

•

Second, we determine the fair premium on the equivalent-risk tranche for those market participants engaged in trading on the CDX index (we refer to each of these participants as a “typical market participant”); and

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

•

Third, we adjust the fair premium for a typical market participant to account for the difference between the non-performance or default risk of a typical market participant and the non-performance or default risk of a financial guarantor of similar credit quality to us (in each case, we refer to the risk of non-performance as “non-performance risk”).

Defining the Equivalent-Risk Tranche — Direct observations of fair premiums for our transactions are not available since these transactions cannot be traded or transferred pursuant to their terms and there is currently no active market for these transactions. However, credit default swaps on tranches of a standardized index (the “CDX index”) are widely traded and observable, and provide relevant market data for determining the fair premium of our transactions, as described more fully below.

The CDX index is a synthetic Corporate CDO that is comprised of a list of corporate obligors and is segmented into multiple tranches of synthetic senior unsecured debt of these obligors ranging from the equity tranche (i.e., the most credit risk or first loss position) to the most senior tranche (i.e., the least credit risk). We refer to each of these tranches as a “standard CDX tranche”. A tranche is defined by an attachment point and detachment point, representing the range of portfolio losses for which the protection seller would be required to make a payment.

Our Corporate CDO transactions possess similar structural features to the standard CDX tranches, but often differ with respect to certain of the referenced corporate entities, term, attachment point and detachment points. Therefore, in order to determine the equivalent risk tranche for each of our Corporate CDO transactions, we determine the attachment and detachment points on the CDX index that have the same estimated probability of loss as the attachment and detachment points in our transactions. We begin by performing a simulation analysis of referenced entity defaults in our transactions to determine the probability of portfolio losses exceeding our attachment and detachment points. The referenced entity defaults are primarily determined based on the following inputs: the market observed credit default swap credit spreads of the referenced corporate entities, the correlations between each of the referenced corporate entities and the term of the transaction.

For each referenced corporate entity in our Corporate CDO transactions, the credit default swap spreads associated with the term of our transactions (“credit curve”) define the estimated expected loss for each entity. The credit curves on individual referenced entities are generally observable. The expected cumulative loss for the portfolio of referenced entities associated with each of our transactions is the sum of the expected losses of these individual referenced entities. With respect to the correlation of losses across the underlying reference entities, two obligors belonging to the same industry or located in the same geographical region are assumed to have a higher probability of defaulting together (i.e., they are more correlated). An increase in the correlations between the referenced entities generally causes a higher expected loss for the portfolio associated with our transactions. The estimated correlation factors that we use are derived internally based on observable third-party inputs that are based on historical data. These inputs are adjusted to levels implied by observed market pricing on the standard CDX index. The impact of our correlation assumptions currently do not have a material effect on our fair premium estimates in light of the significant impact of our non-performance risk adjustment as described below.

Once we have established the probability of portfolio losses exceeding the attachment and detachment points in our transactions, we then use the same simulation method to locate the attachment and detachment points on the CDX index with the same probabilities. These equivalent attachment and detachment points define the equivalent-risk tranche on the CDX index that we use to determine fair premium.

Determining the Typical Fair Premium — The equivalent-risk tranches for our Corporate CDO transactions often are not identical to any standard CDX tranches. As a result, fair premium rates generally are not directly observable from the CDX index for the equivalent-risk tranche and must be separately determined. We make this determination through an interpolation in which we use the observed premium rates on the standard CDX tranches that most closely match our equivalent-risk tranche to derive the premium rate for the equivalent-risk tranche.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Non-Performance Risk Adjustment on Corporate CDOs — The fair premium rate estimated for the equivalent-risk tranche represents the premium rate for a typical market participant—not Radian. Accordingly, the final step in our fair value estimation is to convert this fair premium rate into a fair premium for a financial guarantor of similar credit quality to us. A typical market participant is contractually bound by a requirement that collateral be posted regularly to minimize the impact of this participant’s default or non performance. This collateral posting feature makes these transactions less risky to the protection buyer, and therefore, priced differently. None of our contracts require us to post collateral with our counterparties, which exposes our counterparties fully to our non-performance risk. We make an adjustment to the fair premium amount for a typical market participant to account for this contractual difference, as well as for the market’s perception of our default probability which is observable through our credit default swap spread. The amount of the adjustment is computed based on the correlation between the default probability of the transaction and our default probability. Our non-performance risk adjustment currently has a material impact on our fair premium estimates. The impact for each reported period is presented in the table below.

The estimated fair value of our Corporate CDO transactions is reasonably likely to change significantly with changes in the observed standard CDX index spread. As of September 30, 2008, a 25 basis point change in the spread on an equivalent-risk tranche of the CDX index would have resulted in a change of approximately $14 million to our estimated current fair value asset of $20.7 million, assuming our own credit default swap spread remains constant. As of September 30, 2008, a 1,000 basis point widening in our credit default swap spread, assuming the CDX spread remains constant, would have resulted in an unrealized gain of $15 million to our fair value. A 1,000 basis point tightening in our credit default swap and spread assuming the CDX spread remains constant, would have resulted in an unrealized loss of $128 million change to our fair value. These credit derivatives are categorized in Level III of the fair value hierarchy.

Non-Corporate CDOs and Other Derivative Transactions

Our Non-Corporate CDO transactions include our guaranty of RMBS CDOs, CMBS CDOs, TRUPS CDOs, and CDOs backed by other asset classes such as municipal securities and synthetic financial guarantees of asset-backed securities (such as auto loans and credit card securities) and project finance transactions. The fair value of our Non-Corporate CDO and other derivative transactions is calculated as the net present value of the difference between our contractual premium and our estimate of the fair premium for these transactions. For our credit card and auto loan transactions, the fair premium is estimated using observed spreads on recent trades of securities that are similar to the securities that we guaranty. In all other instances, we utilize internal models to estimate fair premium as described below.

RMBS CDOs — Our two remaining RMBS CDO transactions are derived using standard market indices and discounted cash flows, to the extent expected losses are estimable. The credit quality of the underlying referenced obligations in one of these transactions is reasonably similar to that which is included in the AAA-rated ABX.HE index, a standardized list of residential mortgage-backed security reference obligations. Accordingly, the fair premium for this transaction is derived directly from the observed spreads of this index. For our second RMBS CDO transaction, the underlying referenced obligations in this transaction have experienced significant credit deterioration, and we expect this will result in claims. Fair premium for this transaction is determined using a discounted cash flow analysis. We estimate projected claims based on our internal credit analysis which is based on the current performance of each underlying reference obligation, and our estimate of the claim rate associated with the current delinquent loans. The expected cash flows from the underlying reference obligations are then present valued using a discount rate derived from the BBB- ABX.HE index. The insured cash flows are present valued using a discount rate that is equal to our credit default swap rate plus a risk free rate.

CMBS CDOs — The fair premium estimates for our CMBS CDO transactions are derived directly from the observed spreads on the CMBX indices. The CMBX indices represent standardized lists of commercial

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

mortgage-backed security reference obligations. A different CMBX index exists for different types of underlying referenced obligations based on their various origination periods and credit grades. For each of our CMBS CDO transactions we use the CMBX index that most directly correlates to our transaction with respect to the origination period and credit rating of the referenced obligations included in our transactions. The fair premium rate for each of our transactions is then determined based on the observed spread of the relevant CMBX index.

TRUPS CDOs — Our TRUPS transactions are synthetic CDOs where the underlying referenced obligations are preferred securities of financial institutions consisting primarily of banks and insurance companies whose individual spreads are not observable. In each case, we provide credit protection on a specific tranche of each synthetic CDO. In determining estimated fair values of our TRUPS CDO transactions, we use internally-generated models to calculate the fair premium rate based on the following inputs: our contractual premium (which is estimated to be equal to the fair premium as of the contract date), the estimated change in the spread of the underlying referenced obligations, the remaining term of the TRUPS CDOs and the deterioration (if any) of the subordination. We start with our contractual premium amounts and then make an adjustment for the estimated change in the spread of the underlying referenced obligations from inception of the transaction to the current measurement date. To determine the spread of the underlying reference obligations, which are not observable, we assume these spreads to be proportional to the weighted average credit default swap spread of a group of investment grade and high yield institutions whose market risk is determined by us to be similar to the specific financial institutions underlying our TRUPS. The relationship between the spread on these referenced obligations and the spread on the tranche we insure is then determined based on the historical observed relationship between the spread on the referenced entities of the CDX index and the spread on a senior tranche of the CDX index, because the direct relationship for TRUPS CDOs is not observable. A separate adjustment to the premium rate is then calculated for each transaction based on its remaining average life. This adjustment accounts for changes in the remaining average life of our transactions and is based on historically observed prices for corporate obligations with similar remaining maturities. A separate adjustment to the fair premium is then calculated for each transaction based on any deterioration of subordination that has occurred since origination. This adjustment is based on a relationship between subordination and fair premium for a CDO transaction according to a simulation model. This adjustment is not currently significant to our overall fair value estimate given the significant remaining subordination underlying our deals.

All Other Non-Corporate CDOs and other Derivative Transactions — For all of our other Non-Corporate CDO and other derivative transactions, observed prices and market indices are not available. As a result, we utilize an internal model that estimates fair premium based on a market rate of return that would be required for a monoline insurer to undertake the contract risk. The fair premium amount is calculated as the premium required to achieve a market rate of return (net of expected losses and other expenses) over an estimated internally developed risk-based capital amount. Such market rates of return approximate historical rates of return earned by financial guarantors. Expected losses and our internally developed risk-based capital amounts are projected by our model based on the internal credit rating, term, asset class, and current par outstanding for each transaction.

For each of the Non-Corporate CDO and other derivative transactions discussed above, with the exception of the RMBS CDO transaction that is valued using a discounted cash flow analysis, we make an adjustment to the fair premium amounts described above to incorporate our own non-performance risk. The amount of the adjustment is computed based on the correlation between the default probability of the transaction and our default probability. The non-performance risk adjustment associated with our RMBS CDO is incorporated in the fair value as described above, and so no separate adjustment is required.

Changes in the estimated fair values for our Non-Corporate CDOs and other derivative transactions primarily result from changes in observed indices as discussed above, as well as changes in the market’s perception of our non-performance risk. A 25 basis point change in these observed indices discussed above,

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

assuming our credit default swap spread remained constant, would have resulted in an immaterial change to our fair value liability of $35 million as of September 30, 2008. As of September 30, 2008, a 1,000 basis point widening in our credit default swap spread, assuming the observed index spreads remain constant, would have resulted in an unrealized gain of $5 million to our current fair value. A 1,000 basis point tightening in our credit default swap spreads assuming the observed index spreads remain constant, would have resulted in an unrealized loss of $38 million to our current fair value. These credit derivatives are categorized in Level III of the fair value hierarchy.

	January 1 2007	January 1 2008	March 31 2008	June 30 2008	September 30 2008
Radian 5-year credit default swap spread	37	628	1,095	2,530	2,312
(in basis points)

Product ($ in millions)	Impact of initial adoption 1/1/08 Unrealized gain	Cumulative Unrealized gain at 3/31/08	Cumulative Unrealized gain at 6/30/08	Cumulative Unrealized gain at 9/30/08
Corporate CDOs	$638.8	$1,584.8	$1,427.5	$1,294.8
Non-Corporate CDOs	185.8	326.2	373.0	678.3
NIMS and other	108.2	147.3	234.0	329.2

Total	$932.8	$2,058.3	$2,034.5	$2,302.3

The unrealized gain attributable to the market’s perception of our non-performance risk increased during the third quarter of 2008. This change was primarily driven by a change in the fair value estimate associated with one large RMBS CDO derivative transaction. Prior to the third quarter, the estimated fair value of this transaction was determined using market-based index spreads, and we did not expect to incur any losses based on an analysis of existing credit subordination at that time. However, the fair value liability as determined by such spreads was significant. Because we used index implied spreads to estimate fair value for this particular transaction prior to the third quarter, we also used the index implied credit loss duration, which was relatively short-term. This relatively short-term implied credit loss emergence resulted in a non-performance risk adjustment that was insignificant. During the quarter, this transaction experienced significant credit deterioration, and as part of our normal loss surveillance and risk management policies, we updated our loss projections and expect to incur significant credit losses. However, based on the deal structure, these losses are not estimated to be realized by us until 2024. We have utilized a discounted cash flow methodology in order to estimate fair value of this transaction in the third quarter. The unrealized loss decreased significantly in the third quarter as a result of using our credit default swap spread to discount the projected cash flows. The impact of the change in estimate related to this transaction for the third quarter was a reduction in our unrealized loss of approximately $384.1 million, and is included in the cumulative unrealized gain of $2.3 billion in the table presented above.

Assumed Financial Guaranty Credit Derivatives

In making our own determination of fair value for these credit derivatives, we use information provided to us by our counterparties to these reinsurance transactions, which are the primary insurers (the “primaries”) of the underlying credits, including the primaries’ fair valuations for these credits. The estimated fair value of pooled corporate CDO CDS contracts is based on the primaries’ pricing models that use the Dow Jones CDX for domestic corporate CDS contracts and iTraxx for European corporate CDS contracts. Each index provides price quotes for standard attachment and detachment points for contracts with maturities of three, five, seven and ten years. The quoted index price is calibrated by the primaries to the typical attachment points for that type of CDS contract in order to derive the appropriate value. The value of CDS and collateralized loan obligation (“CLO”) contracts is estimated with reference to the all-in London Interbank Offered Rate (“LIBOR”) spread in the current published JP Morgan High Yield CLO Triple-A Index, which includes a credit and funding component. The primaries’ models used to estimate the fair values of these instruments include a number of factors, including

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

credit spreads, changes in interest rates, changes in correlation assumptions, current delinquencies, recovery rates and the credit ratings of referenced entities. In establishing our fair value marks for these transactions, we assess the reasonableness of the primaries’ valuations by (1) reviewing the primaries’ publicly available information regarding their mark-to-market processes, including methodology and key assumptions; and (2) discussing the changes in fair value with the primaries where the changes appear unusual or do not appear materially consistent with credit loss related information provided by the primaries for these transactions. Despite significant volatility in relevant credit spreads during each of the four quarters ended September 30, 2008, in each of these quarters the change in fair value of our assumed financial guaranty credit derivatives represented less than 2.5% of our cumulative unrealized gains or losses on all credit derivatives, demonstrating the relative insensitivity of these transactions to spread changes. These credit derivatives are categorized in Level III of the fair value hierarchy.

Mortgage Insurance Domestic and International CDS

In determining the estimated fair value of our mortgage insurance domestic CDS, we use internal models that employ a discounted cash flow methodology. We estimate losses in each securitization by applying expected default rates separately to loans that are delinquent and those that are paying currently. We then project prepayment speeds on the underlying collateral in each securitization, incorporating historical prepayment experience. The estimated loss and prepayment speeds are used to estimate the cash flows for each underlying securitization, and ultimately, to produce the projected credit losses for each CDS. In addition to expected credit losses, the fair value for each CDS is approximated by incorporating future expected premiums to be received from the CDS. The projected net losses are discounted using a rate of return that incorporates our own non-performance risk, and based on our current credit default swap spread level, results in a significant reduction of the derivative liability. The use of different assumptions and/or methodologies could have a significant effect on estimated fair values.

In determining the estimated fair value of our mortgage insurance international CDS, we use the following information: (1) fair value quotes from our counterparties on each respective deal, which are based on quotes for transactions with similar underlying collateral from market makers and other broker dealers, and (2) in the absence of observable market data for these deals, a review of monthly information regarding the performance of the underlying collateral and discussion with our counterparties regarding any unusual or inconsistent changes in fair value. In either case, in the event there are material inconsistencies in the inputs to determination of estimated fair value, they are reviewed and a final determination is made by management in light of the specific facts and circumstances surrounding each price. These credit derivatives are categorized in Level III of the fair value hierarchy. For each of the mortgage insurance international CDS transactions discussed above, we make an adjustment to the fair value amounts described above to incorporate our own non-performance risk. The amount of the adjustment is computed based on the correlation between the default probability of the transaction and our default probability.

Changes in our expected credit losses on mortgage insurance domestic CDS could have a significant impact on our fair value estimate for this product, with a maximum principal loss exposure of $162 million and expected losses as of September 30, 2008 in the amount of $128 million. Changes in the loss estimates will impact the fair value directly, reduced only by the discount factor, which is dependent on the timing of the expected losses. However, in light of our comparatively small amount of notional exposure on mortgage insurance domestic CDS, we do not expect changes in the fair value of this product to materially impact the overall fair value of our credit derivatives. Despite significant volatility in credit spreads during each of the four quarters ended September 30, 2008, in each of these quarters the change in fair value of our mortgage insurance international CDS represented less than 4% of our cumulative unrealized gains or losses on all credit derivatives, demonstrating the relative insensitivity of these transactions to spread changes. The mortgage insurance domestic CDS are categorized in Level III of the fair value hierarchy.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

The following table is a rollforward of Level III assets and liabilities measured at fair value for the quarter ended September 30, 2008:

(In millions)	Beginning Balance at June 30, 2008	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Purchases, Sales, Issuances & Settlements	Transfers Into (Out of) Level III (2)	Ending Balance at September 30, 2008
Level III Assets
Investments:
Hybrid securities	$1.0	$—	$0.1	$—	$(1.1)	$—
Corporate bonds	0.3	—	0.1	—	—	0.4
Equity securities	1.0	—	(0.2)	0.4	—	1.2
Other investments	8.1	(0.1)	0.2	(3.2)	—	5.0

Total Investments	10.4	(0.1)	0.2	(2.8)	(1.1)	6.6
NIMS assets	10.7	(1.1)	(5.9)	2.8	—	6.5
Put options on CPS	110.1	(1.3)	(13.1)	1.3	—	97.0

Total Level III assets, net	$131.2	$(2.5)	$(18.8)	$1.3	$(1.1)	$110.1

Level III Liabilities
NIMS liabilities	$(149.8)	$1.5	$(35.8)	$59.2 (1)	$—	$(124.9)
Variable interest entity debt	(85.7)	(1.9)	8.6	(48.6)	—	(127.6)
Mortgage Insurance domestic and international CDS, net	(158.7)	(17.5)	61.9	19.9	—	(94.4)
Financial Guaranty credit derivatives, net:
Corporate CDOs	51.9	7.6	(43.9)	(6.2)	—	9.4
Non-Corporate CDOs	(242.6)	2.4	204.9	(2.1)	—	(37.4)
Assumed financial guaranty contracts	(28.0)	—	(0.4)	—	—	(28.4)

Total Financial Guaranty credit derivatives, net	(218.7)	10.0	160.6	(8.3)	—	(56.4)

Total Level III liabilities, net	$(612.9)	$(7.9)	$195.3	$22.2	$—	$(403.3)

(1)	Included in this amount is an $11.5 million reduction related to our purchase of NIMS bonds that we guarantee, and a $48.6 million reduction related to the transfer of derivative liability to consolidated variable interest entity debt related to NIMS trusts that we consolidated during the period.
(2)	Transfers are assumed to be made at the end of the period.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

The following table is a rollforward of Level III assets and liabilities measured at fair value for the nine months ended September 30, 2008:

(In millions)	Beginning Balance at January 1, 2008	Unearned Premiums Reclass January 1, 2008 (2)	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Purchases, Sales, Issuances & Settlements	Transfers Into (Out of) Level III (3)	Ending Balance at September 30, 2008
Level III Assets
Investments:
Hybrid securities	$6.7	$—	$—	$0.1	$1.0	$(7.8)	$—
Corporate	—	—	—	0.1	—	0.3	0.4
Equity securities	0.1	—	—	(0.2)	0.4	0.9	1.2
Other investments	12.1	—	(5.4)	0.2	(1.9)	—	5.0

Total Investments	18.9	—	(5.4)	0.2	(0.5)	(6.6)	6.6
NIMS assets	—	—	(1.1)	(14.4)	22.0	—	6.5
Put options on CPS	35.2	—	(4.1)	61.7	4.2	—	97.0

Total Level III assets, net	$54.1	$—	$(10.6)	$47.5	$25.7	$(6.6)	$110.1

Level III Liabilities
NIMS liabilities	$(433.9)	$(4.0)	$11.7	$123.2	$178.1 (1)	$—	$(124.9)
Variable interest entity debt	—	—	(1.9)	38.1	(163.8)	—	(127.6)
Mortgage Insurance domestic and international CDS, net	(86.2)	(3.6)	(14.1)	(8.2)	17.7	—	(94.4)
Financial Guaranty credit derivatives, net:
Corporate CDOs	(485.5)	(14.3)	30.6	506.5	(27.9)	—	9.4
Non-Corporate CDOs	(277.7)	(1.4)	7.4	241.5	(7.2)	—	(37.4)
Assumed financial guaranty contracts	(14.4)	—	(6.3)	(14.0)	6.3	—	(28.4)

Total Financial Guaranty credit derivatives, net	(777.6)	(15.7)	31.7	734.0	(28.8)	—	(56.4)

Total Level III liabilities, net	$(1,297.7)	$(23.3)	$27.4	$887.1	$3.2	$—	$(403.3)

(1)	Included in this amount is a $41.6 million reduction related to our purchase of NIMS bonds that we guarantee, and a $144.6 million reduction related to the transfer of derivative liability to consolidated variable interest entity debt related to NIMS trusts that we consolidated during the period.
(2)	These unearned premiums were reclassified after adoption of an agreement with member companies of the AFGI in consultation with the staffs of the Office of the Chief Accountant and the Division of Corporate Finance of the SEC. This reclassification was implemented in order to increase comparability of our financial guaranty companies with derivative contracts.
(3)	Transfers are assumed to be made at the end of the period.

At September 30, 2008, our total Level III assets approximated 2.9% of total assets measured at fair value and our total Level III liabilities accounted for 100% of total liabilities measured at fair value. Realized and unrealized gains and losses on Level III assets and liabilities in the rollforward represent gains and losses for the periods in which they were classified as Level III. In the first nine months of 2008, credit spreads on underlying collateral, both corporate credit spreads and asset-backed spreads, widened significantly, which resulted in large unrealized losses on these positions. Offsetting these losses, due to the incorporation of our non-performance risk into our fair value measurements as required by SFAS No. 157, the fair value of our liabilities was reduced by approximately $2.3 billion, in the aggregate. The largest component of this reduction in value related to the valuation of our Corporate CDOs. The credit protection we offer on Corporate CDOs is generally senior investment grade debt, which carries a weighted average spread of approximately 109 basis points. Based on our September 30, 2008 CDS spread of 2,312 basis points, the market valuation of our credit protection of these

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

highly rated underlying tranches is minimal at September 30, 2008, resulting in a very low discounted fair premium amount.

At September 30, 2008, we also consolidated certain NIMS transactions requiring the reversal of a $123.1 million NIMS liability and the recognition of VIE debt of $127.6 million and NIMS VIE assets of $4.5 million. During the first quarter of 2008, we transferred some of our hybrid securities from Level III to Level II. These were initially categorized as Level III because there was no active market or observable inputs when the securities were initially purchased. These securities have become more frequently traded, which provided observable inputs for our valuation. Realized and unrealized gains and losses on investments and VIE debt included in Level III are generally recorded in net gains (losses) on other financial instruments; unrealized gains and losses of certain RMBS securities included in other investments were reflected in change in fair value of derivative instruments. Realized and unrealized gains and losses on all other Level III derivative assets and liabilities are recorded in change in fair value of derivative instruments.

In 2008, we elected in accordance with SFAS No. 159, to record at fair value the consolidated NIMS VIE debt. We elected to fair value these instruments in order to more accurately reflect a value that reflects our financial guaranty obligations associated with NIMS. At September 30, 2008, the face value of our consolidated liability is $191.8 million and includes $14.8 million that has been issued by our consolidated trusts, but which is not guaranteed by us.

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

All our derivative instruments are recognized in our condensed consolidated balance sheets as either derivative assets or derivative liabilities, depending on the rights or obligations under the contracts. Our credit protection in the form of credit default swaps and other credit derivatives as well as NIMS within both our mortgage insurance and financial guaranty segments are not designated as hedges under SFAS No. 133, so changes in their fair value are included in current earnings in our condensed consolidated statements of operations. Net unrealized gains and losses on credit default swaps and certain other derivative contracts are included in either derivative assets or derivative liabilities on our condensed consolidated balance sheets.

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

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Accordingly, certain securities that were previously classified as trading securities or fixed maturities available for sale on our condensed consolidated balance sheets were reclassified to hybrid securities on our condensed consolidated balance sheets at January 1, 2007, the date of adoption. In addition, as allowed under the provisions of SFAS No. 155, we elected to record convertible securities at fair value with changes in the fair value recorded as net gains or losses on other financial instruments. At adoption, we recorded an after-tax reclassification, which increased retained earnings and decreased other comprehensive income by $9.8 million, which represented the cumulative adjustment to fair value.

A summary of our derivative assets and liabilities, as of and for the periods indicated, is as follows:

Balance Sheets (In millions)	September 30 2008	December 31 2007
Derivative assets:
Financial Guaranty credit derivative assets	$66.5	$8.0
NIMS assets	6.5	—
Put options on CPS (1)	97.0	35.2
Mortgage insurance international CDS assets	1.1	—

Total derivative assets	171.1	43.2

Derivative liabilities:
Financial Guaranty credit derivative liabilities	122.9	785.6
NIMS liabilities	124.9	433.9
Mortgage insurance domestic and international CDS liabilities	95.5	86.2

Total derivative liabilities	343.3	1,305.7

Total derivative liabilities, net	$(172.2)	$(1,262.5)

(1)	These amounts represent gross unrealized gains and gross unrealized losses on derivative assets and liabilities.

The notional value of our derivative contracts at September 30, 2008 and December 31, 2007 was $56.9 billion and $57.7 billion, respectively.

The components of the gain (loss) included in change in fair value of derivative instruments are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
Statements of Operations (In millions)	2008	2007	2008	2007
Net premiums earned – derivatives (1)	$18.7	$28.0	$64.8	$99.5
Financial Guaranty credit derivatives	156.9	(255.8)	724.7	(263.2)
NIMS	(35.9)	(366.7)	119.1	(426.3)
Mortgage insurance domestic and international CDS	40.7	(21.4)	(30.5)	(43.8)
Put options on CPS (2)	(14.4)	—	57.6	—
Other	(1.2)	—	(6.9)	—

Change in fair value of derivative instruments	$164.8	$(615.9)	$928.8	$(633.8)

(1)	In previous periods, net premiums earned on derivatives were reported in premiums earned in our condensed consolidated statements of operations. This reclassification is the result of a financial guaranty industry-wide effort, in consultation with the SEC, to present the results from credit derivative transactions consistently.
(2)	Prior to the fourth quarter of 2007, this amount was immaterial to the condensed consolidated financial statements.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

The application of SFAS No. 133, as amended, could result in volatility from period to period in gains and losses as reported on our condensed consolidated statements of operations. Generally, these gains and losses result from changes in corporate credit or asset-backed spreads and changes in the creditworthiness of underlying corporate entities or the credit performance of the assets underlying an asset-backed security. Any incurred gains or losses on our financial guaranty contracts that are accounted for as derivatives are recognized as a change in the fair value of derivative instruments. Beginning in the first quarter of 2008, as required by the provisions of SFAS No. 157, we also incorporated our own non-performance risk into our fair valuation methodology. This change resulted in an increase in the change in fair value of derivative instruments of $2.3 billion for the nine months ended September 30, 2008. Our fair value estimates may result in significant volatility in our financial position or results of operations for future periods.

4. Variable Interest Entities

As a provider of credit enhancement, we periodically transact with entities that may be VIEs. VIEs are corporations, trusts or partnerships that are established for a limited purpose and must be evaluated in accordance with the guidance in FASB Interpretation No. 46, “Consolidation of Variable Interest Entities (revised)—an interpretation of Accounting Research Bulletin (“ARB”) No. 51” (“FIN No. 46R”). Special purpose entities (“SPEs”), by their nature, are generally not controlled by their equity owners, and are governed solely by their establishing documents. In accordance with FIN No. 46R, we consolidate VIEs in which we are the primary beneficiary of the variable interests, or a combination of variable interests, that will either (i) absorb a majority of the VIE’s expected losses, (ii) receive a majority of the VIE’s expected residual returns or (iii) both. To determine if we are the primary beneficiary of a VIE, we review, among other factors, the VIE’s design, capital structure, contractual terms, which interests create or absorb variability and related party relationships, if any. Additionally, we may calculate our share of the VIE’s expected losses and expected residual returns based upon the VIE’s contractual arrangements and/or our position in the VIE’s capital structure.

Mortgage Insurance

We guaranty the payment of principal and interest on NIMS which are structured as qualifying special purpose entities. There are certain control provisions in our guaranty contracts that give us the ability to call the NIMS upon certain events of contractual non-performance of third parties. Under these circumstances, the VIE would not be exempt from consolidation considerations under FIN No. 46R. At September 30, 2008, there were 15 such transactions requiring consolidation in our condensed consolidated balance sheets. The amount included in other assets and variable interest entity debt related to these trusts was $4.5 million and $127.6 million, respectively. The consolidated NIMS assets are treated as derivatives in accordance with SFAS No. 133, and recorded at fair value. The consolidated NIMS VIE debt is recorded at fair value as allowed by the provisions of SFAS No. 159.

The following is summary information related to NIMS trusts as of the dates indicated:

	September 30, 2008
(in millions) VIE Assets	Total NIMS Trust Assets	Maximum Principal Exposure	Average Rating of Collateral at Inception
NIMS	$574.1	$455.8	BBB to BB

	December 31, 2007
(in millions) VIE Assets	Total NIMS Trust Assets	Maximum Principal Exposure	Average Rating of Collateral at Inception
NIMS	$730.2	$603.7	BBB to BB

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Financial Guaranty

Our involvement with VIEs has a material role in our financial guaranty business as a guarantor of beneficial interests held by third party investors. Our guarantees in the financial guaranty business generally are structured as financial guarantees or credit default swaps guaranteeing principal and interest payments to beneficial interest holders. In certain of these VIEs, we could potentially be the primary beneficiary of the entity’s variable interests through our participation in the VIE and certain beneficial interests. Consequently, we would be required to consolidate the assets and liabilities of the VIE. At September 30, 2008, there were no VIEs that required consolidation in our financial guaranty business.

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

For securities in our investment portfolio, we conduct a quarterly evaluation of declines in market value of the securities to determine whether the decline is other-than-temporary. If a security’s fair value is below its cost basis, and it is judged to be an other-than-temporary decline, the cost basis of the individual security is written down to fair value through earnings as a realized loss and the fair value becomes the new basis for the security. During the third quarter and nine months ended September 30, 2008, we recorded approximately $15.1 million and $52.2 million, respectively, of charges related to declines in the fair value of securities (primarily municipal and taxable bonds, and preferred stocks) considered to be other-than-temporary. During the quarter and nine months ended September 30, 2007, we recorded $0.8 million and $1.6 million, respectively, of charges related to declines in the fair value of securities considered to be other-than-temporary. At September 30, 2008 and 2007, there were no other investments held in the portfolio that were determined to be other-than-temporarily impaired.

Our evaluation of price declines in fair value for other-than-temporary impairment is performed by management on a case-by-case basis. We consider a wide range of factors regarding the security and use our best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Considerations used by us in the impairment evaluation process include, but are not limited to: (i) the length of time and the extent to which the market value has been below cost or amortized cost, (ii) the potential for impairments of securities when the issuer is experiencing significant financial difficulties, (iii) the potential for impairments in an entire industry sector or sub-sector, (iv) the potential for impairments in certain economically depressed geographic locations, (v) the potential for impairments of securities where the issuer, series of issuers or industry has suffered a catastrophic type of loss or has exhausted natural resources, (vi) our ability and intent to hold the security for a period of time sufficient to

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

allow for the full recovery of its value to an amount equal to or greater than cost or amortized cost, (vii) unfavorable changes in forecasted cash flows on asset-backed securities, and (viii) other factors, including supply and demand imbalances, concentrations, and information obtained from regulators and rating agencies.

The following table shows the gross unrealized losses and fair value of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2008.

(In thousands) Description of Securities	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal obligations	$1,408,955	$121,499	$606,194	$123,522	$2,015,149	$245,021
Corporate bonds and notes	116,345	9,347	10,019	2,078	126,364	11,425
Asset-backed securities	95,709	5,830	76,865	1,431	172,574	7,261
Private placements	5,708	557	—	—	5,708	557
Foreign governments	22,539	266	22,072	437	44,611	703
Equity securities	65,930	10,168	—	—	65,930	10,168

Total	$1,715,186	$147,667	$715,150	$127,468	$2,430,336	$275,135

State and municipal obligations

The unrealized losses of 12 months or greater duration as of September 30, 2008 on our investments in tax-exempt state and municipal securities were caused primarily by market interest rate movement. Some securities with exposures to certain sectors, particularly those insured by monoline insurers, experienced credit spread widening during 2007 and 2008. We do not own any securities with underlying non-investment grade ratings that are insured by monoline insurance companies. Because we have the ability and intent to hold these investments until a full recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at September 30, 2008.

Corporate bonds and notes

The unrealized losses of 12 months or greater duration as of September 30, 2008 on the majority of the securities in this category were caused by market interest rate movement. Certain securities, mainly those issued by financial firms with exposure to subprime residential mortgages, experienced spread widening during 2007 and 2008. Because we have the ability and intent to hold these investments until a full recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at September 30, 2008.

Asset-backed securities

The unrealized losses of 12 months or greater duration as of September 30, 2008 on the securities in this category were caused by market interest rate movement. Our investments are senior tranche positions, collateralized by pools of credit card, auto loan and equipment lease receivables. The investment grade ratings of these investments are supported by credit enhancements which include subordination, over-collateralization and reserve accounts. Because we have the ability and intent to hold these investments until a full recovery of fair value, which may be maturity, we do not consider the investment in these securities to be other-than-temporarily impaired at September 30, 2008.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Foreign governments

The unrealized losses of 12 months or greater duration as of September 30, 2008 on the majority of the securities in this category were caused by market interest rate movement. We believe that credit quality did not impact security pricing due to the relative high quality of the holdings (i.e., the majority of the securities were highly-rated governments and government agencies or corporate issues with minimum ratings of single-A). Because we have the ability and intent to hold these investments until a full recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at September 30, 2008.

For all investment categories, unrealized losses of less than 12 months in duration were generally attributable to interest rate movement. In addition, certain securities experienced spread widening due to issuers’ exposure to subprime residential mortgages. All securities were evaluated in accordance with our impairment recognition policy covering various time and price decline scenarios. Because we have the ability and intent to hold these investments until a full recovery of fair value, which may be maturity, we do not consider the investment in these securities to be other-than-temporarily impaired at September 30, 2008.

The contractual maturity of securities in an unrealized loss position at September 30, 2008 was as follows:

(In thousands)	Fair Value	Amortized Cost	Unrealized Loss
2008	$5,238	$5,279	$41
2009 – 2012	110,896	113,354	2,458
2013 – 2017	188,513	195,460	6,947
2018 and later	2,059,759	2,315,280	255,521
Equity securities	65,930	76,098	10,168

Total	$2,430,336	$2,705,471	$275,135

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

6. Segment Reporting

We have three reportable segments: mortgage insurance, financial guaranty and financial services. We allocate corporate income and expenses to each of the segments. We evaluate operating segment performance based principally on net income. Summarized financial information concerning our operating segments, as of and for the year-to-date periods indicated, are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
Mortgage Insurance (In thousands)	2008	2007	2008	2007
Net premiums written—insurance (1)	$188,583	$249,521	$598,864	$653,439

Net premiums earned—insurance	$196,207	$212,998	$605,568	$578,829
Net investment income	38,017	37,437	115,803	109,283
Change in fair value of derivative instruments	8,606	(374,024)	105,548	(419,096)
Net (losses) gains on other financial instruments	(39,925)	9,312	(66,214)	39,791
Other income	2,561	3,782	9,051	9,357

Total revenues	205,466	(110,495)	769,756	318,164

Provision for losses	519,257	278,785	1,539,561	571,791
Provision for premium deficiency	(252,170)	155,176	135,727	155,176
Policy acquisition costs	5,327	24,865	82,473	53,944
Other operating expenses	43,771	26,576	126,644	109,203
Interest expense	6,718	6,764	21,140	19,959

Total expenses	322,903	492,166	1,905,545	910,073

Equity in net income of affiliates	—	—	—	—

Pretax loss	(117,437)	(602,661)	(1,135,789)	(591,909)
Income tax benefit	(70,473)	(227,374)	(428,186)	(233,121)

Net loss	$(46,964)	$(375,287)	$(707,603)	$(358,788)

Total assets	$4,928,233	$5,232,832
Total investments	3,816,513	3,956,943
Deferred policy acquisition costs	17,997	62,371
Reserve for losses and loss adjustment expenses	2,496,412	884,985
Derivative liabilities	220,363	475,864
Unearned premiums	351,200	322,109
Stockholders’ equity	838,474	1,894,959

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

	Three Months Ended September 30		Nine Months Ended September 30
Financial Guaranty (In thousands)	2008	2007	2008	2007
Net premiums written—insurance (1)	$13,868	$58,490	$70,538	$145,421

Net premiums earned—insurance	$53,511	$32,398	$135,208	$99,084
Net investment income	27,198	27,403	80,505	79,160
Change in fair value of derivative instruments	156,151	(241,912)	823,244	(214,669)
Net (losses) gains on other financial instruments	(23,895)	5,560	(60,778)	13,993
Other income	58	517	237	783

Total revenues	213,023	(176,034)	978,416	(21,649)

Provision for losses	25,658	51,719	46,944	39,717
Provision for premium deficiency	—	—	—	—
Policy acquisition costs	15,443	10,878	38,155	34,251
Other operating expenses	36,885	10,025	72,642	37,197
Interest expense	7,134	4,808	18,788	13,866

Total expenses	85,120	77,430	176,529	125,031

Equity in net income of affiliates	—	—	—	—

Pretax income (loss)	127,903	(253,464)	801,887	(146,680)
Income tax provision (benefit)	53,550	(99,350)	279,537	(72,504)

Net income (loss)	$74,353	$(154,114)	$522,350	$(74,176)

Total assets	$2,934,032	$2,833,748
Total investments	2,406,739	2,556,054
Deferred policy acquisition costs	160,584	171,211
Reserve for losses and loss adjustment expenses	183,969	209,719
Derivative liabilities	122,933	199,568
Unearned premiums	649,525	723,158
Stockholders’ equity	1,349,016	1,409,168

(1)	With the exception of trade credit reinsurance products, net premiums written in our financial guaranty reinsurance business are recorded using actual information received from cedants on a one month lag basis. Accordingly, the net premiums written for any given period exclude those from the last month of that period and include those from the last month of the immediately preceding period. The use of information from cedants does not require us to make significant judgments or assumptions because historic collection rates and counterparty strength make collection of all assumed premiums highly likely. There were no material trade credit reinsurance premiums written for the nine months ended September 30, 2008 or 2007.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

	Three Months Ended September 30		Nine Months Ended September 30
Financial Services (In thousands)	2008	2007	2008	2007
Net premiums written—insurance	$—	$—	$—	$—

Net premiums earned—insurance	$—	$—	$—	$—
Net investment income	—	119	14	162
Change in fair value of derivative instruments	—	—	—	—
Net gains (losses) on other financial instruments	83	(32)	120	495
Gain on sale of affiliate	—	181,734	—	181,734
Other income	137	300	303	1,379

Total revenues	220	182,121	437	183,770

Provision for losses	—	—	—	—
Provision for premium deficiency	—	—	—	—
Policy acquisition costs	—	—	—	—
Other operating expenses	125	(432)	485	5,072
Interest expense	—	1,822	249	4,985

Total expenses	125	1,390	734	10,057

Equity in net income (loss) of affiliates	15,798	(448,924)	44,028	(376,645)

Pretax income (loss)	15,893	(268,193)	43,731	(202,932)
Income tax provision (benefit)	6,583	(93,730)	18,665	(66,582)

Net income (loss)	$9,310	$(174,463)	$25,066	$(136,350)

Total assets	$183,970	$148,280
Total investments	—	—
Deferred policy acquisition costs	—	—
Reserve for losses and loss adjustment expenses	—	—
Derivative liabilities	—	—
Unearned premiums	—	—
Stockholders’ equity	144,836	143,365

A reconciliation of segment net (loss) income to consolidated net (loss) income is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
Consolidated (In thousands)	2008	2007	2008	2007
Net (loss) income:
Mortgage Insurance	$(46,964)	$(375,287)	$(707,603)	$(358,788)
Financial Guaranty	74,353	(154,114)	522,350	(74,176)
Financial Services	9,310	(174,463)	25,066	(136,350)

Total	$36,699	$(703,864)	$(160,187)	$(569,314)

For the quarters ended September 30, 2008 and 2007, our domestic premiums earned from all of our segments were $257.4 million and $269.0 million, respectively, and our premiums earned attributable to foreign countries were approximately $11.1 million and $4.4 million, respectively. For the nine months ended September 30, 2008 and 2007, our domestic premiums earned from all of our segments were $770.8 million and $753.8 million, respectively, and our premiums earned attributable to foreign countries were approximately $34.8 million and $23.6 million, respectively. In addition, long-lived assets located in foreign countries were immaterial for the periods presented.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

7. Investment in Affiliates

We have a 46.0% equity interest in C-BASS and a 28.7% equity interest in Sherman as of September 30, 2008. On August 13, 2008, our ownership interest in Sherman increased from 21.8% to 28.7% as a result of the sale by Mortgage Guaranty Insurance Corporation (“MGIC”) of their ownership interest back to Sherman and the subsequent retirement of those shares. As a result of the reduction in Sherman’s equity at September 30, 2008, our investment in affiliates decreased by $25.8 million ($16.8 million after taxes) and is reflected as a reduction in our equity.

The following table shows the components that make up the investment in affiliates balance:

(In thousands)	September 30 2008	December 31 2007
Sherman	$87,217	$104,315
Other	39	39

Total	$87,256	$104,354

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

2007 Option Granted to Sherman’s Management.    On September 19, 2007, in connection with the sale of a portion of our equity interests in Sherman, we entered into an Option Agreement with Meeting Street Investments LLC (“MS LLC”), an entity owned by Sherman’s management. Under the Option Agreement, we granted to MS LLC an irrevocable option (the “Call Option”) to require us to sell to MS LLC all of our interests in Sherman at any time during the one year period ending September 19, 2007. The purchase price under the Call Option, if exercised, was equal to: (1) the product of (a) our ownership percentage in Sherman as of the date of sale under the Option Agreement and (b) $1.5 billion, minus (2) 50% of all future distributions made by Sherman with respect to our remaining interests in Sherman through the date of sale under the Option Agreement. The Option Agreement terminated unexercised on September 19, 2008.

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

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

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

Emerging Issues Task Force (“EITF”) No. 98-13, “Accounting by an Equity Method Investor for Investee Losses When the Investor Has Loans to and Investments in Other Securities of the Investee” (“EITF No. 98-13”), requires that when the recognition of equity losses reduces our equity investment to zero, we should continue to report our share of equity method losses in our income statement and should apply those equity method losses to our other investments in C-BASS. As a result of the additional losses at C-BASS, and continued application of APB Opinion No. 18 and EITF No. 98-13, we recorded a full write-off of our $50 million credit facility with C-BASS in the fourth quarter of 2007. We believe it is unlikely that we will collect on amounts drawn by C-BASS under this facility.

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2008	2007	2008	2007
Investment in Affiliates-Selected Information:
Sherman
Balance, beginning of period	$112,644	$171,737	$104,315	$167,412
Share of net income for period	15,798	18,876	44,028	74,750
Dividends received	(15,961)	—	(35,460)	(51,512)
Other comprehensive income	522	(637)	120	(674)
Sale of ownership interest	—	(95,866)	—	(95,866)
Adjustment to investment related to Sherman buyback of MGIC equity interest	(25,786)	—	(25,786)	—

Balance, end of period	$87,217	$94,110	$87,217	$94,110

Portfolio Information:
Sherman
Total assets	$2,433,666	$2,093,168
Total liabilities	2,161,372	1,752,203

Summary Income Statement:
Sherman
Income
Revenues from receivable portfolios—net of amortization	$380,863	$303,704	$1,163,550	$867,543
Other revenues	4,303	7,682	14,700	13,070
Derivative mark-to-market	(4,119)	—	764	—

Total revenues	381,047	311,386	1,179,014	880,613

Expenses
Operating and servicing expenses	155,118	155,984	525,490	443,661
Provision for loan losses	110,531	59,771	319,841	163,491
Interest	29,080	27,397	77,892	59,730
Other	22,757	8,060	50,530	705

Total expenses	317,486	251,212	973,753	667,587

Net income	$63,561	$60,174	$205,261	$213,026

C-BASS
Balance, beginning of period	$—	$467,800	$—	$451,395
Share of net loss for period	—	(467,800)	—	(451,395)

Balance, end of period	$—	$—	$—	$—

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

8. Losses and Loss Adjustment Expenses (“LAE”)—Mortgage Insurance

The following table reconciles our mortgage insurance segment’s beginning and ending reserves for losses and LAE for the three and nine months ended September 30, 2008 (in thousands):

	Three Months Ended September 30 2008	Nine Months Ended September 30 2008
Mortgage Insurance
Balance at beginning of period	$2,120,577	$1,345,452
Less reinsurance recoverables	175,840	21,992

Balance at beginning of period, net	1,944,737	1,323,460
Add losses and LAE incurred in respect of default notices reported and unreported	519,257	1,539,561
Deduct losses and LAE paid	277,391	676,418

Foreign exchange adjustment	2	2

Balance at end of period, net	2,186,605	2,186,605
Add reinsurance recoverables	309,807	309,807

Balance at end of period	$2,496,412	$2,496,412

We have protected against some of the future losses that may occur related to riskier products, including non-prime products, by reinsuring our exposure through transactions (referred to as “Smart Home”) that effectively transfer risk to investors in the capital markets. Smart Home ceded losses recoverable were $69.4 million at September 30, 2008. In addition to Smart Home, we transfer a portion of our risk to captive reinsurance companies affiliated with our lender-customers. Ceded losses recoverable related to captive transactions were $240.4 million at September 30, 2008. The increase in reinsurance recoverables on Smart Home and captive transactions is reflected as a reduction of the provision for losses.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

9. Reserve for Premium Deficiency

The reserve for premium deficiency (“PDR”) in our mortgage insurance business consists of a $150.1 million reserve for first-lien insured loans and a $181.3 million reserve for second-lien insured loans.

The following tables reconcile our mortgage insurance segment’s beginning and ending reserve for premium deficiency for the three and nine months ended September 30, 2008 (in thousands):

	Three Months Ended September 30 2008	Nine Months Ended September 30 2008
First Lien PDR:
Balance at beginning of period	$421,825	$—
Recognition of first-lien premium deficiency	—	421,825
Transfer of incurred losses to loss reserves	(497,536)	(497,536)
Transfer of premiums to earned premiums	182,676	182,676
Increase in expected losses due to changes in underlying assumptions	48,463	48,463
Increase in expected reinsurance recoverables	(23,624)	(23,624)
Other	18,262	18,262

Balance at end of period	$150,066	$150,066

Second Lien PDR:
Balance at beginning of period	$161,718	$195,646
Transfer of incurred losses to loss reserves	(19,848)	(180,006)
Transfer of premiums to earned premiums	3,250	14,377
Increase in expected losses due to changes in underlying assumptions	30,264	139,577
Accretion of discount and other	5,923	11,713

Balance at end of period	$181,307	$181,307

We perform a quarterly evaluation of our expected profitability for our existing mortgage insurance portfolio, by business line, over the remaining life of the portfolio. A premium deficiency is established when the present value of expected losses and expenses for a particular product line exceeds the present value of expected future premiums and existing reserves for that product line. Our first- and second-lien products are considered separate lines of business as each product is managed separately, priced differently and has a different customer base.

As of September 30, 2008, the net present value of expected losses and expenses on our first-lien business was $4.5 billion, offset by the present value of expected premiums of $2.3 billion and already established reserves (net of reinsurance recoverables) of $2.0 billion. We estimate that the first-lien business we originated during the third quarter of 2008 will be profitable, and therefore, we have not included this business in our premium deficiency reserve calculation. During the third quarter of 2008, we increased our expected losses on our first-lien portfolio as of June 30, 2008 by $48.5 million, primarily due to our revised expectation for unemployment rates to peak at 7%. In light of the current uncertainty regarding U.S. unemployment, we believe it is reasonably likely that unemployment rates could peak at 10%. If this were to occur, we project that our first lien premium deficiency reserve would increase by approximately $0.3 billion.

The rate of return used to arrive at the present values for our first-lien premium deficiency reserve was 4.03% at September 30, 2008, which is our expected portfolio yield over the average duration of our first-lien portfolio. Expected losses include an assumed claim rate of approximately 14% on our total first-lien risk in force, including 11% on prime and 23% on subprime and Alt-A.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Numerous factors affect our ultimate claim rates, including home price depreciation, unemployment, loan claim recission and interest rates. We believe a 3% change in the ultimate claim frequency of 14% indicated above for our first-lien portfolio is reasonably possible given the uncertainty inherent in present market conditions. If claim rates were to increase by 3% to a total of 17%, the premium deficiency reserve would increase by $0.5 billion. If claim rates were to decrease by a similar percentage to a total of 11%, no premium deficiency reserve would be required.

Our premium deficiency reserve for second-lien business decreased during the first nine months of 2008 by approximately $14.3 million, resulting in a total second-lien premium deficiency reserve of approximately $181.3 million at September 30, 2008. Our second-lien portfolio is relatively seasoned, and as a result we do not believe that changes in macro economic factors will result in significant changes to our current loss projections.

10. Long-Term Debt and Other Borrowings

The composition of our long-term debt and other borrowings at September 30, 2008 and December 31, 2007 was as follows:

(In thousands)	September 30 2008	December 31 2007
5.625% Senior Notes due 2013	$258,938	$254,292
7.75% Debentures due 2011	249,667	249,585
5.375% Senior Notes due 2015	249,677	249,647
Borrowings under unsecured revolving credit facility	150,000	200,000

	$908,282	$953,524

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

We have a $150 million revolving credit facility that has been fully drawn. On September 18, 2008, we amended our credit facility to allow us to, among other things, contribute our equity interest in Radian Asset Assurance to Radian Guaranty. In exchange for this and certain other flexibility, we agreed to, among other things, (a) reduce the total outstanding principal amount and commitment size of the facility from $200 million to $150 million (with further reductions to a minimum of $100 million to take place if certain repayment events occur) and (b) pledge our equity interest in Sherman.

We had previously amended this credit facility on May 15, 2008. This amendment modified the credit agreement and related loan documents, among other things, by (a) reducing the commitment size from the original $400 million to $250 million (with further reductions to a minimum of $150 million to take place if certain repayment events occur), (b) increasing the pricing under the credit agreement, (c) eliminating the ratings covenant contained in Section 6.10 of the credit agreement, and (d) securing the credit agreement with a security interest in certain collateral. This security interest was affected primarily through a lien in favor of the lenders to the facility in (i) our ownership interests in certain of our first-tier subsidiaries and (ii) substantially all our other personal property. In addition, we granted a lien in our ownership interest in Radian Guaranty in favor of the lenders to the facility and the holders of the securities issued under our public indentures.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Under the amended credit agreement, we and our material subsidiaries are subject to a number of other business and financial covenants and events of default, including without limitation: (1) maintaining at all times a Consolidated Net Worth (as defined in the amended credit agreement) of not less than $1.75 billion, plus an amount equal to 75% of the net proceeds of any equity issuance following the effective date of the amendment, subject to certain limited qualifications and (2) maintaining a total debt to total capitalization ratio of 0.35 to 1 as of the end of any fiscal quarter. The credit agreement, as amended, also contains limitations on indebtedness, liens, mergers, consolidations, liquidations and sales, payment of dividends, investments, loans and advances and optional payments and modifications of subordinated and other debt instruments.

11. Income Taxes

We provide for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). As required under SFAS No. 109, our deferred tax assets and liabilities are recognized under the liability method which recognizes the future tax effect of temporary differences between the amounts recorded in our condensed consolidated financial statements and the tax bases of these amounts. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled.

Given the uncertainty of the impact of gains and losses on our financial instruments on our pre-tax loss projected for the full year, which directly affects our ability to project an effective tax rate for the full year, we book our income tax expense based on the actual results of operations as of September 30, 2008.

As of September 30, 2008, we have a net deferred tax assets (“DTA”) in the amount of $268.8 million recorded in tax recoverable. We believe that it is more likely than not that these assets will be realized. As such, no valuation allowance was established. The following factors were considered in reaching this conclusion:

•	There is currently $300.6 million of taxable income available in tax return carryback years. This would yield a recovery of approximately $105.2 million of deferred tax assets.

•

A significant source of future taxable income can be derived from our municipal and state securities investment portfolio. We believe that we have a viable tax planning strategy in which we would transfer investments from tax exempt to taxable investments and that such a plan will provide for higher yielding securities with fully taxable interest. This strategy would be implemented, if necessary, and could generate sufficient taxable income over the loss carryforward period allowed under the IRC.

The need for a valuation allowance will continue to be reviewed on a quarterly basis and no assurances can be made with regard to whether a valuation allowance will be needed in the future.

During the three month period ended September 30, 2008, we recorded provisions to filed tax return adjustments which reduced our total tax provision by $27.0 million.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

12. Recent Accounting Pronouncements

In October 2008, the FASB issued FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active” (“FSP FAS No. 157-3”). FSP FAS No. 157-3 clarifies the application of FAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS No. 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued. We considered the guidance provided by FSP FAS No. 157-3 in determining the fair value of our financial assets for the quarter ended September 30, 2008 and determined that it did not have a significant impact to our condensed consolidated financial statements.

In September 2008, the FASB issued FSP No. 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161”. This FSP amends Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. It also clarifies the intent about the effective date of FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” discussed below. The FSP is intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives. The disclosures required by the new FSP are effective for reporting periods (annual or interim) ending after November 15, 2008.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60” (“SFAS No. 163”). SFAS No. 163 clarifies how SFAS No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS No. 60”) applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. The scope of SFAS No. 163 is limited to financial guarantee insurance (and reinsurance) contracts issued by insurance enterprises included within the scope of SFAS No. 60. SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS No. 163 does not apply to financial guarantee insurance contracts accounted for as derivative contracts under SFAS No. 133. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities, which are effective for September 30, 2008 (see Note 13). Management is currently evaluating the impact of the adoption of SFAS No. 163, which could be material.

SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation, and when it is expected that the present claim loss will exceed the unearned premium revenue based on the probability-weighted present value of expected net cash outflows to be paid under the contract. In measuring the claim liability, we develop the present value of expected net cash outflows by using our own assumptions about the likelihood of all possible outcomes, based on information currently available. Currently, we establish unallocated non-specific reserves for our entire portfolio based on estimated statistical loss probabilities. Those credits that have defaulted are identified as Case Reserve credits (discussed below) are aggregated and tracked on a list (“Watch List”), and reserves are established. For those credits in the Intensified Surveillance category (discussed below) and where a default is considered to be likely, an allocated non-specific reserve is established. In each case, the most likely loss scenario becomes the amount reserved. Our unallocated non-specific reserve will be eliminated upon the full implementation of SFAS No. 163 in the first quarter of 2009. In addition, case reserves and allocated non-specific reserves may also change upon adoption.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

SFAS No. 163 requires the initial unearned premium revenue to be equal to the present value of the premiums due or expected to be collected over either the period of the financial guarantee insurance contract or the expected period of risk. In determining the present value of premiums due, we use a discount rate that reflects the risk-free rate at the inception of the contract. Premiums paid in full at inception are initially recorded as unearned premiums. Currently, premiums paid in advance of the coverage period are recorded as a liability for the amount received.

In March 2008, the FASB issued SFAS No.161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires increased qualitative, quantitative and credit–risk disclosures including: (a) how and why an entity is using a derivative instrument or hedging activity, (b) how the entity is accounting for its derivative instrument and hedged items under SFAS No. 133 and (c) how the instrument affects the entity’s financial position, financial performance and cash flows. SFAS No. 161 also amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS No. 107”) to clarify that derivative instruments are subject to SFAS No. 107’s concentration–of–credit–risk disclosures. SFAS No. 161 is effective for quarterly interim periods beginning after November 15, 2008, and fiscal years that include those quarterly interim periods. Management currently is considering the impact and disclosure requirements that may result from the adoption of SFAS No. 161.

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

13. Financial Guaranty Insurance Contracts

The risk management function for our financial guaranty business is responsible for the identification, analysis, measurement and surveillance of credit, market, legal and operational risk associated with our financial guaranty insurance contracts. This discipline is applied at both the point of origination of a transaction and during the on-going monitoring and surveillance of each exposure in the portfolio. The risk management function is responsible for both credit and market risk and is structured by area of expertise. The department consists of: risk analytics; public finance; structured finance; and portfolio analytics/recovery management (each is more fully described below).

All directly insured transactions are subject to a thorough underwriting analysis, a comprehensive decision process, and ongoing surveillance for executed transactions. For our financial guaranty reinsurance portfolio, transactions assumed through a treaty with the ceding company are underwritten in accordance with the policies and the procedures of such ceding company. Transactions assumed on a facultative basis, however, are underwritten in accordance with our policies and procedures and the policies of the ceding company. We review the policies and procedures of the ceding company as more fully described below.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Our public finance and structured finance groups utilize several tools to monitor our direct insured portfolio. We require the regular delivery of periodic financial information and in most cases, covenant compliance reports, that are reviewed by the risk manager assigned to the particular credit. Each risk manager prepares regular periodic (usually annually or biennially depending on the continued credit quality of the transaction) written surveillance reports for each credit which contain in depth financial analysis of the credits together with the assignment of an internal rating supported by a clearly stated rationale. Observed deterioration in the performance of a credit may prompt additional and more frequent review. Upon continued performance deterioration, the risk manager, in consultation with senior management, may downgrade the internal credit scoring for a credit or if appropriate, move the credit to the financial guaranty Watch List. All amendments, consents and waivers related to a transaction are also the primary responsibility of the appropriate risk manager. In addition to individual credit analysis, these teams are responsible for following economic, environmental and regulatory trends and for determining their potential impact on the insured portfolio.

The portfolio analytics/recovery management group oversees all portfolio level analysis of our insured financial guaranty portfolio. This group is primarily responsible for the analysis of our assumed financial guaranty portfolio and the oversight of the credit risk relationship with our ceding companies. The head of the portfolio analytics/recovery management team directs the “Watch and Reserve” process (which is more fully described below), and chairs the quarterly Watch and Reserve meetings, at which reserve recommendations are made on the portfolio.

The risk analytics team is responsible for the analysis of market risk factors and their impact on economic capital. Key market risk factors, including interest rate risk and credit spreads, are assessed on an individual credit and insured portfolio basis. The risk analytics team has developed quantitative tools and models to measure these risks which incorporate the risk assessments and internal ratings assigned by each of the teams within risk management. We use an internal economic capital methodology to attribute economic capital to each individual credit exposure within our insured portfolio. This methodology relies heavily on our ability to quantify the individualized risks of default and prepayment underlying each transaction in our insured portfolio. Economic capital is also the basis for calculating risk-adjusted returns on our capital (“RAROC”), which allows us to establish criteria for weighing the credit risk relative to the premium received. An internal management committee considers this analysis in its evaluation of the related risk and other business factors for a proposed transaction in determining of the sufficiency of the premium.

Economic capital provides us with a uniform risk measure for analyzing and valuing risk that is consistent across all our insurance business lines. The ability to measure risk in substantially equivalent terms allows us to set Company-wide position limits for our portfolio along all our insurance business lines that take into account both differences in loss probabilities for each credit and also for the correlation in loss probabilities across a portfolio of credit exposures.

In our financial guaranty reinsurance business, the primary obligation for assessing and mitigating claims rests with the ceding company. To help align the ceding company’s interests with ours, we generally require that the ceding company retain a portion of the exposure on any single risk that we reinsure. Our portfolio risk analytics/recovery management group is responsible for the periodic diligence and evaluation of the underwriting and surveillance capabilities of the ceding companies. This evaluation includes an in depth review of the following areas: business strategy; underwriting approach and risk appetite; sector specific surveillance strategies; watch and reserve processes and procedures and reinsurance strategies. Each of the ceding companies provides us with quarterly updates to their watch and reserve lists, including reserve information. In the event that we have identified a potential deficiency in the surveillance activities of a ceding company, appropriate personnel in our risk management department may conduct an independent analysis to the extent adequate

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

information is available. We also may have an independent view on assumed credits where we also have direct exposure based on the information obtained through our independent credit view. As a result, we may assess credits and establish reserves based upon information in addition to that received from the ceding company.

Our board of directors has formed a Credit Committee of independent directors to assist the board in its oversight responsibilities for our credit risk management policies and procedures, including heightening board-level awareness of the impact of developing risk trends in our portfolio. Our risk management group updates this committee, no less frequently than on a quarterly basis, on all aspects of risk management, including portfolio/sector analysis, economic capital trends, risk management policy enhancements and Watch and Reserve Committee recommendations and decisions.

The financial guaranty business has a Watch and Reserve Committee that meets quarterly to review non-performing credits and establish reserves for transactions as recommended by the appropriate risk manager. The Committee is chaired by the head of the portfolio analytics/recovery management group and includes representatives of senior management, credit, legal and finance from both financial guaranty and the parent company. Our risk management processes and procedures address both performing and non-performing transactions. Performing transactions are assigned investment grade internal ratings, denoting nominal to moderate credit risk. When our risk management department concludes that a directly-insured transaction should no longer be considered performing, it is placed in one of three designated categories for deteriorating credits: Special Mention, Intensified Surveillance and Case Reserve. Assumed exposures in financial guaranty’s

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

reinsurance portfolio are also placed in one of these categories if the primary insurer for such transaction downgrades it to an equivalent watch list classification or if our financial guaranty risk management group determines that such a downgrade is appropriate notwithstanding the risk rating assigned by the ceding company.

Special Mention. This category includes insured transactions that are internally rated no more than two rating levels below investment grade upon the observation and analysis of financial or asset performance deterioration by the appropriate risk manager. Although these insured transactions typically are not performing as expected, we have determined that such transactions are not expected to have severe, prolonged stress and we do not believe that claim payments are imminent. The credits in this category could have all or some of the following characteristics:

•	Speculative grade obligations with increasing credit risk, but with the possibility of recovering and returning to investment grade levels;

•	Slight probability of payment default due to current adverse economic and operating challenges;

•	Limited capacity for absorbing volatility and uncertainty; vulnerability to further downward pressure which could lead to difficulty in covering future debt obligations; and

•	Requires additional monitoring by risk manager to evaluate developing credit trends.

Once a risk manager detects some or all of these characteristics, the risk manager makes a recommendation to place the credit in this category to the portfolio analytics/recovery management group and the respective risk management group. Direct and assumed exposures in this category are typically reviewed annually or more frequently if there is a change to the credit profile.

Due to the additional efforts involved in monitoring Special Mention credits, consultants and/or counsel may be engaged to assist in claim prevention or loss mitigation strategies. As a result, LAE reserves are occasionally posted for exposures on this list should such third parties be engaged.

Intensified Surveillance. This category includes transactions in financial guaranty’s insured portfolio that are internally rated below investment grade, indicating a severe and often permanent adverse change in the transaction’s credit profile. Transactions in this category are still performing, meaning they have not yet defaulted on a payment, but our risk management department has determined that there is a substantial likelihood of default. Transactions that are placed in this category may have some or all of the following characteristics:

•	Speculative grade transactions with high credit risk and low possibility of recovery back to performing levels;

•	Impaired ability to satisfy future payments;

•

Debtors or servicers with distressed operations that we believe have a questionable ability to continue operating in the future without external assistance from government and/or private third parties;

•	Requires frequent monitoring and risk management action to prevent and mitigate possible claims; and

•	Requires the allocation of claim liability reserves.

Insured transactions are generally elevated into this category from the Special Mention list as a result of continuing declining credit trends. Occasionally, however, transactions may enter this category due to an unexpected financial event that leads to rapid and severe deterioration. Direct and assumed exposures in this category are reviewed and reported on quarterly, except for immaterial credits based on par outstanding.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Consultants and/or counsel are regularly engaged in connection with these transactions to assist in claim prevention and loss mitigation strategies due to the remediation efforts necessary to prevent or minimize losses. As a result, LAE reserves are regularly posted for these exposures in addition to claim liability reserves.

Case Reserve. This category consists of insured transactions where a payment default on the insured obligation has occurred. LAE reserves are normally required as remediation efforts often continue for credits classified at this level to mitigate claims. Direct and assumed exposures in this category are reviewed and reported on quarterly. Case reserves are established for all non-derivative transactions on this list.

In our direct financial guaranty business, we establish loss and LAE reserves on our non-derivative financial guaranty contracts based upon the recommendation by the risk manager responsible for the transaction. Such recommendations are generally made for Intensified Surveillance and Case Reserve credits. For Intensified Surveillance credits, the risk manager may recommend a reserve if he or she has determined a default is likely and if the severity of loss upon default is quantifiable. Once a claim payment is made for a particular credit, a case reserve will be recommended that reflects claims made, together with anticipated future claims. The assumptions used to recommend reserves for direct credits are based upon the analysis performed by the risk manager as more fully described above. Except as described above, we recommend reserves for our assumed Watch List credits based upon information provided by the ceding company.

The following table includes additional information as of September 30, 2008 regarding our financial guaranty claim liabilities broken out by the surveillance categories described above:

Surveillance Categories

($ in millions)	Special Mention	Intensified Surveillance	Case Reserve	Total
Number of policies	101	73	44	218
Remaining weighted-average contract period (in years)	20	24	30	24
Insured contractual payments outstanding:
Principal	$603.2	$686.3	$372.6	$1,662.1
Interest	266.1	382.3	243.6	892.0

Total	$869.3	$1,068.6	$616.2	$2,554.1

Gross claim liability	$0.2	$91.8	$54.6	$146.6
Less:
Gross potential recoveries	0.1	7.0	2.6	9.7
Discount, net	—	13.3	3.4	16.7

Net claim liability	$0.1	$71.5	$48.6	$120.2

Unearned premium revenue	$8.4	$6.3	$3.1	$17.8

Claim liability reported in the balance sheet *	$0.1	$71.5	$48.6	$120.2

Reinsurance recoverables	$—	$—	$—	$—

*	Includes case reserves and allocated non-specific reserves.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

14. Selected Financial Information of Registrant—Radian Group

The following is selected financial information for the parent company:

(In thousands)	September 30 2008	December 31 2007
Investment in subsidiaries, at equity in net assets	$3,204,883	$3,496,089
Total assets	3,345,942	3,709,285
Long-term debt and other borrowings	908,282	953,524
Total liabilities	1,013,616	988,549
Total stockholders’ equity	2,332,326	2,720,736
Total liabilities and stockholders’ equity	3,345,942	3,709,285

15. Commitments and Contingencies

As previously disclosed, in August and September 2007, two purported stockholder class action lawsuits, Cortese v. Radian Group Inc. and Maslar v. Radian Group Inc., were filed against Radian Group Inc. and individual defendants in the U.S. District Court for the Eastern District of Pennsylvania. The complaints, which are substantially similar, allege that we were aware of and failed to disclose the actual financial condition of C-BASS prior to our declaration of a material impairment to our investment in C-BASS. On January 30, 2008, the Court ordered that the cases be consolidated into In re Radian Securities Litigation and appointed the Institutional Investors Iron Workers Local No. 25 Pension Fund (“Iron Workers”) and the City of Ann Arbor Employees’ Retirement System (“Ann Arbor”) Lead Plaintiffs in the case. On April 16, 2008, a consolidated and amended complaint was filed, adding one additional defendant. On June 6, 2008, we filed a motion to dismiss this case, which has been fully briefed. While it is still very early in the pleadings stage, we do not believe that the allegations in the consolidated cases have any merit and we intend to defend against this action vigorously.

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

On June 26, 2008, we filed a complaint for declaratory judgment in the United States District Court for the Eastern District of Pennsylvania, naming IndyMac, Deutsche Bank National Trust Company, Financial Guaranty Insurance Company (“FGIC”), AMBAC Assurance Corporation and MBIA Insurance Corporation as defendants. The suit involves three Radian pool policies covering second-lien mortgages, entered into in late 2006 and early 2007 with respect to loans originated by IndyMac. We are in a second loss position behind IndyMac and in front of three defendant financial guaranty companies. We are alleging that the representations and warranties made to us to induce us to issue the policies were materially false, and that as a result, the policies should be void. The total amount of our claim liability is approximately $77 million. We have established loss reserves equal to the total amount of our exposure to these transactions. On June 27, 2008, IndyMac filed a suit against us in California State Court in Los Angeles on the same policies, alleging that we have wrongfully denied claims or rescinded coverage on the underlying loans. We are moving to have that suit dismissed or removed to federal court and stayed pending our suit in the Eastern District of Pennsylvania. IndyMac and the Federal Deposit Insurance Corporation, which now controls IndyMac, have obtained stays of the federal action and California action until November 26, 2008 and November 10, 2008, respectively. There are related suits between FGIC and IndyMac in California and the Southern District of New York which may also be consolidated with our suit at a later date.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

In addition to the above litigation, we are involved in litigation that has arisen in the normal course of our business. We are contesting the allegations in all pending actions and believe, based on current knowledge and after consultation with counsel, that the outcome of such litigation, individually or in the aggregate, will not have a material adverse effect on our condensed consolidated financial position, results of operations, or cash flows.

As previously disclosed, on October 3, 2007, we received a letter from the staff of the Chicago Regional Office of the Securities Exchange Commission stating that the staff is conducting an investigation involving Radian Group and requesting production of certain documents. The staff has also requested that certain Radian employees provide voluntary testimony in this matter. We believe that the investigation generally relates to the proposed merger with MGIC and our investment in C-BASS. We are cooperating with the requests of the SEC. The SEC staff has informed us that this investigation should not be construed as an indication by the Commission or its staff that any violation of the securities laws has occurred, or as a reflection upon any person, entity or security.

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

Under our change of control agreements with our executive officers, upon a change of control of Radian Group or Radian Asset Assurance, as the case may be, we are required to fund an irrevocable rabbi trust to the extent of our obligations under these agreements. The total maximum amount that we would be required to place in trust is approximately $26.2 million as of September 30, 2008.

As part of the non-investment-grade allocation component of our investment portfolio, we have committed to invest $55.0 million in alternative investments ($22.1 million of unfunded commitments at September 30, 2008) that are primarily private equity securities. These commitments have capital calls over a period of at least six years, and certain fixed expiration dates or other termination clauses.

We also utilize letters of credit to back assumed reinsurance contracts, medical insurance policies and an excise tax-exemption certificate used for ceded premiums from our domestic operations to our international operations. These letters of credit are with various financial institutions, have terms of one-year and will automatically renew unless we specify otherwise. The letters of credit outstanding at September 30, 2008 and December 31, 2007 were $10.7 million and $10.8 million, respectively.

Our mortgage insurance business utilizes its underwriting skills to provide an outsourced underwriting service to its customers. We give recourse to our customers on loans we underwrite for compliance. Typically, we agree that if we make a material error in underwriting a loan, we will remedy, indemnify, make whole, repurchase, or place additional mortgage insurance coverage on the loan. Providing these remedies means we assume some credit risk and interest-rate risk if an error is found during the limited remedy period in the agreements governing these services. We paid losses for sales and remedies from reserves in the first nine months of 2008 of approximately $2.2 million, and our reserve for such expenses at September 30, 2008 was $11.0 million. We closely monitor this risk and negotiate our underwriting fee structure and recourse agreements on a client-by-client basis.

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

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

As a result of downgrades of our financial guaranty insurance subsidiaries’ financial strength ratings by Standard & Poor’s Ratings Service (“S&P”) in June 2008 (“the June 2008 downgrade”), most of our primary insurance customers now have the right to take back or recapture business previously ceded to us under their reinsurance agreements with us, and in some cases, in lieu of recapture, the right to increase ceding commissions charged to us. As of September 30, 2008, up to $45.8 billion of our total net assumed par outstanding was subject to recapture. If all this business was recaptured as of September 30, 2008, we estimate that Radian Asset Assurance would have experienced a reduction in (1) written premiums of approximately $391.0 million, (2) earned premiums of approximately $75.8 million, and (3) the net present value of expected future installment premiums of $161.8 million. In addition, Radian Asset Assurance would have experienced a reduction in incurred losses of approximately $56.6 million under these circumstances. These recaptures would have required us to refund $315.2 million in unearned premiums, and would not have materially impacted pre-tax income.

In October and November 2008, as a consequence of the June 2008 downgrade, one reinsurance customer recaptured all of its business and we agreed to allow another reinsurance customer to take back a portion of its business. Due to these transactions, our net assumed par outstanding, written premiums, earned premiums and net present value of expected future installment premiums were reduced in the aggregate by $6.6 billion, $46.6 million, $15.4 million and $3.5 million, respectively.

Factors that may influence the ability or willingness of our other primary insurance customers to recapture business include, among other, current market conditions, recent ratings actions on certain of our primary insurance customers, and the limited availability of alternate reinsurance capacity. We cannot estimate what amount, if any, of our existing reinsurance business may be recaptured or the ultimate economic impact of any such recapture.

On August 26, 2008, S&P downgraded the financial strength ratings of our financial guaranty subsidiaries to BBB+ (the “August 2008 downgrade”). This rating action gave the counterparties in four of our synthetic credit default swap transactions the right to terminate the transaction with settlement on a mark-to-market basis, meaning that if, based on third-party bids received, a replacement counterparty would require amounts in addition to the payments we receive under the transaction in order to take over our position in the transaction, we would be required to pay such amounts to our counterparty, and if such third party would pay our counterparty to take over our position, our counterparty would pay such amount to us upon termination. In September 2008, we voluntarily terminated one of these transactions and novated a second transaction to an unaffiliated third party before the termination rights for our counterparty vested. We paid an aggregate of $3.8 million (our maximum termination payment for these transactions was $23.0 million) to terminate and novate these transactions, resulting in a reduction of our aggregate exposure by $224.0 million. The other two transactions currently subject to termination with settlement on a mark-to-market basis remain outstanding with an aggregate notional amount of $336.2 million. If our counterparty was to terminate these two transactions, the maximum amount that we

Radian Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

would be required to pay upon a termination is approximately $33.7 million in the aggregate. In addition, we insure one transaction with a $103.2 million notional amount that may be terminated on a mark-to-market basis, if S&P lowered Radian Asset Assurance’s rating below investment grade (BBB-).

In addition, due to the August 2008 downgrade, counterparties to 148 of our 184 credit default swap transactions and four transactions where we issued a financial guaranty insurance policy, which includes three securities exchange clearinghouse and one structured finance transactions, currently have the right to terminate these transactions without any obligation on our part to settle the transaction at fair value. If all of these counterparties had terminated these transactions as of September 30, 2008, financial guaranty’s outstanding net par exposure would have been reduced by $39.3 billion, with a corresponding decrease in unearned premium reserves and in the present value of expected future installment premiums of $254.3 million, $1.3 million of which would be required to be refunded to counterparties.

Following the June 2008 downgrades of our financial guaranty insurance subsidiaries, in July 2008, we initiated a plan to reduce our financial guaranty workforce commensurate with our expectations regarding our ability to originate new financial guaranty business. In order to maintain a portion of the workforce needed to effectively manage this business, we have put into place retention and severance agreements for all remaining personnel at an estimated cost of $29 million, which we expect will be paid by the end of 2009.

We are currently under examination by the Internal Revenue Service (“IRS”) for the 2000 through 2004 tax years. The IRS opposes the recognition of certain tax losses and deductions that were generated through our investment in a portfolio of residual interests in Real Estate Mortgage Investment Conduits (“REMICs”) and has proposed adjustments denying the associated tax benefits of these items. We are contesting all such proposed adjustments relating to the IRS’s opposition of the tax benefits in question and are working with tax counsel in our defense efforts. We have received the IRS revenue agent report detailing the proposed increase to our tax liability of approximately $121 million and, in response to that report, have made a “qualified deposit” with the U.S. Department of the Treasury under IRC Section 6603 of approximately $85 million to avoid the accrual of the above-market-rate interest associated with our estimate of the potentially unsettled adjustment. Although we disagree with and will contest the adjustments proposed by the IRS, and believe that our income and loss from these investments was properly reported on our federal income tax returns in accordance with applicable tax laws and regulations in effect during the periods involved, there can be no assurance that we will prevail in opposing the additional tax liability, interest or penalties with respect to this investment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis should be read in conjunction with our condensed consolidated financial statements and the notes thereto included in this report and our audited financial statements, notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K for the fiscal year ended December 31, 2007 for a more complete understanding of our financial position and results of operations. In addition, investors should review the “Forward-Looking Statements-Safe Harbor Provisions” above and the “Risk Factors” detailed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2007 as well as the material changes to these risks discussed in Item 1A of Part II of our quarterly reports on Form 10-Q (including the material changes set forth below in this report) for a discussion of those risks and uncertainties that have the potential to affect our business, financial condition, results of operations, cash flows or prospects in a material and adverse manner.

Business Summary

Our principal business segments are mortgage insurance, financial guaranty and financial services.

Mortgage Insurance

Our mortgage insurance segment provides credit-related insurance coverage, principally through private mortgage insurance, and risk management services to mortgage lending institutions located throughout the United States (“U.S.”) and in select countries outside the U.S. We provide these products and services mainly through our wholly-owned subsidiaries, Radian Guaranty Inc., Amerin Guaranty Corporation, and Radian Insurance Inc. (which we refer to as “Radian Guaranty,” “Amerin Guaranty,” and “Radian Insurance,” respectively). Private mortgage insurance protects mortgage lenders from all or a portion of default-related losses on residential mortgage loans made mostly to home buyers who make down-payments of less than 20% of the home’s purchase price. Private mortgage insurance also facilitates the sale of these mortgage loans in the secondary mortgage market, most of which are sold to Freddie Mac and Federal National Mortgage Association (“Fannie Mae”). We refer to Freddie Mac and Fannie Mae as “Government Sponsored Enterprises” or “GSEs.”

Traditional Mortgage Insurance.    Our mortgage insurance segment, through Radian Guaranty, offers primary and pool mortgage insurance coverage on residential first-lien mortgages. At September 30, 2008, primary insurance on domestic first-lien mortgages made up approximately 92.1% of our total domestic first-lien mortgage insurance risk in force, and pool insurance on domestic first-lien mortgages made up approximately 7.9% of our total domestic first-lien mortgage insurance risk in force. Currently, traditional primary mortgage insurance on residential first-lien mortgages is our primary business focus.

Non-Traditional Mortgage Credit Enhancement.    In addition to traditional mortgage insurance, in the past we have used Radian Insurance to provide other forms of credit enhancement on residential mortgage assets. These products include second-lien mortgage insurance, credit enhancement on net interest margin securities (which we refer to as “NIMS”), credit default swaps (“CDS”) on domestic and international mortgages and traditional international mortgage insurance (collectively, we refer to the risk associated with these transactions as “other risk”). At one point, these products were a growing part of our total mortgage insurance business. However, in light of the housing and credit market turmoil, we stopped writing all non-traditional business other than a small amount of international mortgage insurance. Our prospects for writing international business are limited as discussed below.

International Mortgage Insurance.    We wrote our existing international mortgage insurance business through Radian Insurance. The recent downgrades of Radian Insurance have significantly reduced our ability to continue to write international mortgage insurance business. In addition, as a result of these downgrades, the counterparties to each of our active international transactions have the right to terminate these transactions, which could require us to return unearned premiums or transfer unearned premiums to a replacement insurer. On March 4, 2008, Standard Chartered Bank in Hong Kong informed us that they wished to terminate their contract with Radian Insurance. There is a possibility that Radian Insurance could be required to return unearned premiums related to this transaction to Standard Chartered Bank, or to transfer such unearned premiums to another insurer. In addition, we have used Radian Guaranty to assume or reinsure most of our Australian transactions, and we expect our two remaining Australian transactions to be reinsured by or novated to Radian Guaranty in the fourth quarter of 2008.

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

We have traditionally offered the following financial guaranty products:

•

Public Finance.    Insurance of public finance obligations, including tax-exempt and taxable indebtedness of states, counties, cities, special service districts, other political subdivisions and tribal finance and for enterprises such as airports, public and private higher education and health care facilities, project finance and private finance initiative assets in sectors such as schools, healthcare and infrastructure projects. The issuers of public finance obligations we insure typically are rated investment-grade at the time we issue our insurance policy, without the benefit of our insurance.

•

Structured Finance.    Insurance of structured finance obligations, including collateralized debt obligations (“CDOs”) and asset-backed securities (“ABS”), consisting of funded and non-funded (“synthetic”) obligations that are payable from or tied to the performance of a specific pool of assets. Examples of the pools of assets that underlie structured finance obligations include corporate loans and bonds, residential and commercial mortgages, a variety of consumer loans, tax credits, equipment receivables and real and personal property leases. The structured finance obligations we insure generally are rated investment-grade at the time we issued our insurance policy, without the benefit of our insurance.

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

In October 2005, we exited the trade credit reinsurance line of business. Accordingly, this line of business was placed into run-off and we ceased initiating new trade credit reinsurance contracts.

In light of current market conditions, we have discontinued, for the foreseeable future, writing any new financial guaranty insurance other than as may be necessary to commute, restructure, hedge or otherwise mitigate losses or reduce exposure in our existing portfolio. In March 2008, we discontinued writing new insurance on synthetic CDOs and significantly reduced our structured products operations. This decision was based on the deterioration and uncertainties in the credit markets in which we and other financial guarantors participate, which significantly reduced the volume of CDOs and other structured products available for our insurance. In June 2008, the financial strength ratings of our financial guaranty insurance subsidiaries were downgraded by both Standard & Poor’s Ratings Service (“S&P”) and Moody’s Investor Service (“Moody’s”), and in August 2008, S&P again lowered its financial strength rating on our financial guaranty insurance subsidiaries. See “Ratings—Recent Ratings Actions” below. These downgrades, combined with the difficult market conditions for financial guaranty insurance, severely limited our ability to write new direct insurance and reinsurance both domestically and internationally. As a result, in the third quarter of 2008, we initiated plans to reduce our financial guaranty operations, including a reduction of our workforce, commensurate with our current intention not to originate new business, and contributed the outstanding capital stock of Radian Asset Assurance to Radian Guaranty, significantly strengthening Radian Guaranty’s statutory capital.

We continue to maintain a large insured portfolio, including a significant portfolio of CDOs as discussed below under “Results of Operations—Financial Guaranty—Quarter and Nine Months Ended September 30, 2008 Compared to Quarter and Nine Months Ended September 30, 2007.”

Financial Services

Our financial services segment mainly consists of our 28.7% equity interest in Sherman Financial Group LLC (“Sherman”), a consumer asset and servicing firm. In August 2008, our equity interest in Sherman increased to 28.7% from 21.8% as a result of the sale by Mortgage Guaranty Insurance Corporation (“MGIC”) of its remaining interest in Sherman back to Sherman. Our financial services segment also includes our 46% interest in Credit-Based Asset Servicing and Securitization LLC (“C-BASS”), a mortgage investment company whose operations are currently in run-off.

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

C-BASS.    Historically, C-BASS had been engaged as a mortgage investment and servicing company specializing in the credit risk of subprime single-family residential mortgages. As a result of the disruption in the subprime mortgage market during 2007, C-BASS ceased purchasing mortgages and mortgage securities and its securitization activities in the third quarter of 2007 and sold its loan-servicing platform in the fourth quarter of 2007. The orderly run-off of C-BASS’s business is dictated by an override agreement under which we and all of C-BASS’s owners and creditors are parties. This agreement provides the basis for the collection and distribution of cash generated from C-BASS’s whole loans and securities portfolio, as well as the sale of certain assets, including the loan-servicing platform. We recorded a full write-off of our equity interest in C-BASS in the third quarter of 2007 and wrote-off our $50 million credit facility with C-BASS in the fourth quarter of 2007. See Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements.

Ratings

Our ratings are critical to our ability to market our products and to maintain our competitive position and customer confidence in our products.

Our holding company, Radian Group Inc. (“Radian Group”), currently has a senior debt rating of BB+ (Negative outlook) from S&P and Ba1 (Negative outlook; under review for possible downgrade) from Moody’s. Our principal operating subsidiaries have been assigned the following ratings:

	MOODY’S (1)	S&P (2)
Radian Guaranty	A2	BBB+
Radian Insurance	Baa1	BB+
Amerin Guaranty	A2	BBB+
Radian Asset Assurance	A3	BBB+
Radian Asset Assurance Limited	A3	BBB+

(1)	Each Moody’s rating for our mortgage insurance and financial guaranty subsidiaries is currently under review for possible downgrade.
(2)	Each S&P rating for our mortgage insurance and financial guaranty subsidiaries is currently on Negative Outlook.

On May 2, 2008, Fitch Ratings (“Fitch”) withdrew its ratings for Radian Group and all of our insurance subsidiaries, citing a lack of adequate information regarding these entities. We had requested that Fitch withdraw these ratings in September 2007, following Fitch’s downgrade of Radian Group and our financial guaranty subsidiaries.

Recent Ratings Actions.    On June 25, 2008, Moody’s lowered its senior debt rating on Radian Group to Ba1 from A2 and its insurance financial strength ratings on Radian Guaranty and Amerin Guaranty to A2 from Aa3. In downgrading our mortgage insurance subsidiaries, Moody’s cited deterioration in our insured portfolio, including NIMS and second-liens. Moody’s further stated that our ability to retain our status as a Tier 1 mortgage insurer with the GSEs will continue to be an important rating consideration for our mortgage insurance subsidiaries. Moody’s lowered its insurance financial strength rating on Radian Insurance to Baa1 (two notches below Radian Guaranty) from Aa3 as a result of the higher-risk nature of its insurance portfolio of second-liens and NIMS and the fact that Radian Insurance is no longer strategically important to our overall mortgage insurance business.

Also on June 25, 2008, Moody’s lowered its insurance financial strength rating on Radian Asset Assurance and RAAL to A3 from Aa3, citing the likelihood that Radian Asset Assurance will cease writing new business going-forward and the possible diversion of capital from Radian Asset Assurance to support our mortgage insurance business.

On August 26, 2008, S&P lowered its senior debt rating on Radian Group to BB+ from BBB and its insurance financial strength ratings on Radian Guaranty and Amerin Guaranty to BBB+ from A. In lowering its ratings for Radian Group and our mortgage insurance subsidiaries, S&P cited the significant operating losses incurred by our mortgage insurance business as well as S&P’s reassessment of the mortgage insurance industry’s long-term fundamentals. S&P also cited Radian Group’s financial flexibility as a potential concern. S&P also lowered its insurance financial strength ratings for our financial guaranty subsidiaries to BBB+ from A. S&P stated that it had lowered the ratings for these entities based on the diminished business prospects for our financial guaranty business and our intention to use this business to provide capital support to our mortgage insurance business.

On October 10, 2008, Moody’s placed its ratings for Radian Group and each of our mortgage insurance and financial guaranty subsidiaries on review for possible downgrade. In taking this ratings action, Moody’s cited its expectation of further stress on the risk-adjusted capital position of our mortgage insurance business in light of continued deterioration in certain housing market fundamentals. Moody’s expects to update its evaluation of our mortgage insurance capital adequacy in the near term. As part of this review, Moody’s will consider the expected benefit of capital support from our financial guaranty business to our mortgage insurance business and various federal initiatives being pursued that may serve to mitigate the rising trend of mortgage insurance defaults.

Our current ratings and the threat of further ratings actions could have a significant impact on our business and results of operations. See “Risk Factors—We could lose our Top Tier status with the GSEs, causing Freddie Mac and Fannie Mae to decide not to purchase mortgages or mortgage-backed securities insured by us, which would significantly impair our mortgage insurance franchise” for more information.

Overview of Business Results

As a seller of credit protection, our results are subject to macroeconomic conditions and specific events that impact the production environment and credit performance of our underlying insured assets. The current mortgage and credit cycle, characterized by a continuing decline in home prices in certain markets, deteriorating credit performance of mortgage assets and reduced liquidity for many participants in the mortgage and financial services industries, has had, and we believe will continue to have, a significant negative impact on the business environment and results of operations for each of our business segments. In addition, the potential for a prolonged recession in the U.S. may add further stress to the performance of our insured assets.

Mortgage Insurance

Traditional Mortgage Insurance

•

Defaults.    Further deterioration in the U.S. housing and mortgage credit markets resulted in a 16.0% increase in first-lien primary defaults during the third quarter of 2008, compared to a 13.6% and 11.0% increase in first-lien defaults during the first and second quarters of 2008, respectively. We expect a significant increase in new first-lien primary defaults for the fourth quarter of 2008 as a result of seasonality and the on-going deterioration in the fundamentals of the economy and the domestic housing market. Overall, the underlying trend of higher defaults continues to be driven by poor performance of the late 2005 through early 2008 vintage books of business. While losses generally have increased across all mortgage insurance product lines, a significant percentage of our losses are attributable to Alternative-A (“Alt-A”) mortgages. Ongoing deterioration in markets in California and Florida, where housing values are expected to continue to decline and where Alt-A and adjustable-rate mortgage (“ARM”) products have been prevalent, continues to have a significant negative impact on our mortgage insurance business results.

•

Loss Provision/First-Lien Premium Deficiency.    In addition to the increase in new defaults during 2008, our mortgage insurance loss provision at September 30, 2008 continued to be negatively impacted by higher loan balances on delinquent loans, higher rates of defaults moving into claim status, a decrease in the cure rate of defaults and an increase in claims paid. In the second quarter of 2008, we established a first-lien premium deficiency reserve of $421.8 million on our outstanding domestic first-lien mortgage insurance portfolio. A premium deficiency reserve was established because the projected net present value of expenses and losses for our first lien portfolio exceeded the net present value of future premiums and the loss reserve on this portfolio. This premium deficiency reserve was reduced to $150.1 million at September 30, 2008. Our new insurance written in the third quarter of 2008 is projected to be profitable, and therefore its projected profitability is not included in our first-lien premium deficiency reserve. Claims paid increased in the three months ended September 30, 2008 to $277.4 million, compared to $190.2 million and $208.8 million in the first and second quarters of 2008, respectively. We expect to pay total mortgage insurance claims (including second-liens) of approximately $275 million in the fourth quarter of 2008 and expect that claims paid in 2009 will significantly exceed those paid in 2008. Recent legislation and loan modification programs by certain of our lender customers aimed at mitigating the current turmoil in the housing market could have a positive impact on our business by potentially reducing the number of defaults going to claim. Many of these programs are in the early stages of implementation and we cannot be certain of their impact upon our business or the timing of any potential impact. Based on our current assumptions, we estimate that the net present value of expected losses and expenses on our first-lien portfolio is $4.5 billion. We expect these losses to be partially offset by the present value of expected future premiums of approximately $2.3 billion from our first-lien portfolio and significant recoveries from Smart Home and captive reinsurance arrangements as discussed below, and by our current loss reserve of $2 billion.

•

Smart Home/Captives.    We have protected against some of the losses relating to riskier products by reinsuring our exposure through transactions (referred to as “Smart Home”) that effectively transfer risk to investors in the capital markets. Approximately 3.9% of our primary mortgage insurance risk in force was included in Smart Home transactions at September 30, 2008. Our mortgage insurance provision for losses for the nine months ended September 30, 2008 was reduced by $59.5 million due to recoverables from Smart Home. Ceded losses recoverable related to Smart Home were $69.4 million at September 30, 2008. In addition to Smart Home, we transfer a substantial portion of our risk to captive reinsurance companies affiliated with our lender-customers. We had approximately 54 active captive reinsurance agreements in place at September 30, 2008. Our mortgage insurance provision for losses for the nine months ended September 30, 2008 was reduced by $236.5 million due to recoverables from captive transactions. Ceded losses recoverable on captive transactions were $240.4 million at September 30, 2008. In light of the significant amount of ultimate losses we expect to incur in our mortgage insurance business, we estimate that we will receive total reinsurance recoveries, including recoverable balances as of September 30, 2008, from Smart Home and captive reinsurance of approximately $761 million.

•

New Insurance Written.    We experienced a decrease of 38.5% and 12.3% in traditional flow business written during the three and nine month periods ended September 30, 2008, respectively, compared to the same periods of 2007. Overall, primary new insurance written, which includes both structured and flow business, decreased by 44.0% and 36.9%, respectively, in the three and nine month periods ended September 30, 2008, compared to the same periods of 2007. This decrease is mainly the result of the market turmoil in 2007 and 2008, which has led to a decrease in the volume of mortgage originations, and a reduction in the volume of structured business written. In the fourth quarter of 2007 and throughout 2008, we have implemented a series of changes to our insurance guidelines aimed at improving the long-term risk profile and profitability of our business. As a result of these changes, we have experienced a positive shift in our overall business mix. In the three and nine month periods ended September 30, 2008, approximately 98.4% and 93.1%, respectively, of our new business production was considered prime business compared to 70.0% and 52.4%, respectively, for the comparable periods of 2007.

•

Persistency.    The persistency rate, which is defined as the percentage of insurance in force that remains on our books after any twelve-month period, was 83.9% for the twelve months ended September 30, 2008, compared to 72.8% for the twelve months ended September 30, 2007. This increase was mainly due to a decline in refinancing activity from the high levels in 2005 and 2006, as a result of home price depreciation, tighter underwriting standards and an overall decrease in the lending capacity among mortgage originators. We expect that persistency rates will continue to remain at elevated levels as long as the current disruption in the housing and mortgage credit markets continues.

Discontinued Non-Traditional Products

•

NIMS.    Our exposure to NIMS was reduced to $456 million at September 30, 2008, compared to $604 million at December 31, 2007, in part as a result of our purchase of certain of the NIMS that we insure. The performance of loans underlying the NIMS bonds that we insure continued to deteriorate during the first nine months of 2008. Of the $456 million in total exposure to NIMS, approximately $440 million represents our gross expected principal credit losses related to NIMS. The fair value of our total net liabilities related to NIMS as of September 30, 2008 was $248 million. Our carrying value includes the net present value of our total expected credit losses and incorporates the market’s perception of our non-performance risk, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurement” (“SFAS No. 157”). In the fourth quarter of 2007, as a risk mitigation initiative, we began purchasing NIMS that we insure at a discount to par. These efforts continued during the first nine months of 2008, resulting in an overall reduction of our risk in force related to NIMS of $71.3 million during 2008. We did not purchase any NIMS prior to the fourth quarter of 2007. The NIMS purchased are accounted for as derivative assets and are recorded at fair value in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as amended and interpreted. Upon purchase, our liability representing the unrealized loss associated with the purchased NIMS is eliminated. The difference between the amount we pay for the NIMS and the sum of the fair value of the NIMS and the eliminated liability represents the net positive impact to earnings. Since the fourth quarter of 2007, the overall impact to our financial statements as a result of these purchases has been immaterial.

•

Second-lien Mortgages.    We experienced further deterioration in our second-lien insured portfolio during the first nine months of 2008, which resulted in a $41.1 million increase in second-lien loss reserves during this period to approximately $153.8 million. Our premium deficiency reserve for second-liens decreased during the first nine months of 2008 by $14.3 million (which partially offset the impact of the reserve increase), resulting in a total premium deficiency reserve for second-liens of approximately $181.3 million at September 30, 2008. As of September 30, 2008, our total exposure to second-liens was reduced to $696.0 million, compared to $924.7 million at December 31, 2007. As of

September 30, 2008, we held reserves, including our second-lien premium deficiency reserve, of $335.1 million against our total second-lien mortgage portfolio, representing approximately 48% of the total exposure.

•

Credit Default Swaps.    As of September 30, 2008, our total risk in force exposure to domestic credit default swaps on residential mortgage-backed securities (“RMBS”) was approximately $162 million. The total fair value liability for these transactions at September 30, 2008, was $88.4 million, as compared to our estimate of future credit losses of $128 million, the difference being mainly attributable to the incorporation of the market’s perception of our credit risk in computing fair value. In the fourth quarter of 2005, we wrote $7.3 billion in notional value of credit protection in international credit default swap form on two large AAA tranches of mortgage-backed securities, one containing German mortgages and one containing Danish mortgages. As of September 30, 2008, we had $6.9 million of cumulative unrealized mark-to-market losses on these transactions. Despite the large notional exposure to this business, which has increased to $7.6 billion at September 30, 2008 due to foreign currency rate changes, the remaining subordination for these transactions is substantial and performance to date has been good, and we do not currently foresee any reasonable scenario under which we would be liable for credit losses with respect to such exposures.

Financial Guaranty

•

New Business Production.    A difficult business environment for financial guaranty existed during the first nine months of 2008. These conditions included the widening of credit spreads, a lack of price transparency and illiquidity in many of the structured products that we insure. In addition, there were losses by financial guarantors on RMBS, CDOs of ABS and other credit positions, ratings actions on financial guaranty industry participants, including us, and perceived instability in the franchise values and ratings of many of the financial guarantors, including us. These conditions have materially diminished the financial benefit that our credit protection provides to issuers in the current market of both public and structured finance transactions and to our primary insurer customers and have reduced the perceived benefit of our insurance to holders of insured debt. Many transactions that would normally have been marketed with some form of financial guaranty insurance are either not going to market or are being sold without the benefit of financial guaranty insurance. As a result, there has been a significant reduction in the volume of transactions for which financial guaranty insurance is a viable option, which has made it more difficult for us and many other financial guarantors to write new business. These conditions also resulted in fewer opportunities to obtain reinsurance business from our primary insurance customers. Consequently, new business production across all of our financial guaranty product lines has been significantly reduced in 2008, and in the third quarter of 2008, we decided to discontinue, for the foreseeable future, writing any new financial guaranty insurance business.

•

Credit Performance.    Despite the deterioration in the credit markets during 2007 and 2008, we have not experienced material deterioration in our financial guaranty portfolio during the first nine months of 2008. See “Results of Operations—Financial Guaranty—Quarter and Nine Months Ended September 30, 2008 Compared to Quarter and Nine Months Ended September 30, 2007” below for a discussion of our exposure to RMBS, commercial mortgage-backed securities (“CMBS”) and corporate CDOs.

Financial Services

Net income for Sherman for the nine months ended September 30, 2008 was $205.3 million compared to $213.0 million for the same period of 2007. Increased revenues from Sherman’s credit card origination business and international operations were offset by higher loan loss provisions and an increase in operating expenses and interest expense. Our share of Sherman’s income was $44.0 million for the nine months ended September 30, 2008 compared to $74.8 million in 2007. This reduction was primarily a result of our decreased ownership percentage in Sherman for most of 2008 compared to 2007. See Note 7 in Notes to Condensed Consolidated Financial Statements.

Our investment in C-BASS, including our $50 million credit facility with C-BASS, has been fully written off as of December 31, 2007.

Results of Operations

Our financial results for the first nine months of 2008 were impacted by significant incurred losses in our mortgage insurance business, by gains and losses on our investments and by changes in fair values of derivatives. Credit spreads on underlying collateral, both corporate credit spreads and asset-backed spreads, widened significantly during the first nine months of 2008, which resulted in large unrealized losses on these positions. Offsetting these losses, however, is the impact of a change to our valuation methodology, effective January 1, 2008, that incorporates the market’s perception of our non-performance risk. This change in methodology is required under the provisions of SFAS No. 157. Given the significant widening of our credit default swap spread since early 2007, the reduction in the valuation of our derivative liabilities related to our non-performance risk more than offset the credit spread widening on underlying collateral for the first nine months of 2008. These two drivers of our fair values can move in tandem as they have generally done during 2008 or in opposite directions, which could contribute to significant continued volatility of our operating results.

Results of Operations—Consolidated

Quarter and Nine Months Ended September 30, 2008 Compared to Quarter and Nine Months Ended September 30, 2007

The following table summarizes our consolidated results of operations for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30		% Change	Nine Months Ended September 30		% Change
(In millions)	2008	2007	2008 vs. 2007	2008	2007	2008 vs. 2007
Net (loss) income	$36.7	$(703.9)	n/m	$(160.2)	$(569.3)	(71.9)%
Net premiums written—insurance	202.5	308.0	(34.3)%	669.4	798.9	(16.2)
Net premiums earned—insurance	249.7	245.4	1.8	740.8	677.9	9.3
Net investment income	65.2	65.0	0.3	196.3	188.6	4.1
Change in fair value of derivative instruments	164.8	(615.9)	n/m	928.8	(633.8)	n/m
Net (losses) gains on other financial instruments	(63.7)	14.8	n/m	(126.9)	54.3	n/m
Gain on sale of affiliate	—	181.7	n/m	—	181.7	n/m
Other income	2.8	4.6	(39.1)	9.6	11.5	(16.5)
Provision for losses	544.9	330.5	64.9	1,586.5	611.5	159.4
Provision for premium deficiency	(252.2)	155.2	n/m	135.7	155.2	(12.6)
Policy acquisition costs	20.8	35.7	(41.7)	120.6	88.2	36.7
Other operating expenses	80.8	36.2	123.2	199.8	151.4	32.0
Interest expense	13.9	13.4	3.7	40.2	38.8	3.6
Equity in net income (loss) of affiliates	15.8	(448.9)	n/m	44.0	(376.7)	n/m
Income tax benefit	(10.3)	(420.4)	n/m	(130.0)	(372.2)	(65.1)

n/m = not meaningful

Net (Loss) Income.    We had net income of $36.7 million and a net loss of $160.2 million, or $0.46 income per share and $2.01 loss per share (diluted), respectively, for the three and nine months ended September 30, 2008 compared to net losses of $703.9 million and $569.3 million, respectively, or $8.82 and $7.16 per share (diluted) for the corresponding periods of 2007. The on-going disruption in the housing and credit markets continued to negatively affect each of our operating segments during the first nine months of 2008. In particular, our results for 2008 have been negatively impacted by a significant increase in the provision for mortgage insurance losses, including the establishment of a premium deficiency reserve on our first-lien mortgage portfolio, the acceleration of policy acquisition cost amortization on our first-lien business, an increase in net unrealized losses on certain investments due to a continued widening of credit spreads, and losses on other-than-

temporarily-impaired securities. These losses were partially offset by an increase in the change in fair value of derivative instruments as a result of the implementation of SFAS No. 157, which incorporates the market’s perception of our non-performance risk in the calculation of fair value. The net loss for 2007 was primarily due to the impairment of our investment in C-BASS and a significant decrease in the change in fair value of derivative instruments. During the third quarter of 2007, we wrote-off our total investment in C-BASS of $468 million as a result of C-BASS’s incurred loss of $935 million.

Net Premiums Written and Earned.    Consolidated net premiums written for the three and nine months ended September 30, 2008 were $202.5 million and $669.4 million, respectively, compared to $308.0 million and $798.9 million, respectively, for the corresponding periods of 2007. Consolidated net premiums earned were $249.7 million and $740.8 million, respectively, for the three and nine months ended September 30, 2008 compared to $245.4 million and $677.9 million, respectively, for the corresponding periods of 2007. The decrease in premiums written was primarily due to the reduction in new financial guaranty business written in 2008 and a decrease in mortgage insurance net premiums written as a result of a decrease in mortgage loan origination volume. Earned premiums increased primarily as a result of the high volume of primary new mortgage insurance written in 2007, the higher persistency rates experienced in 2007 and 2008 and increased refundings in our financial guaranty business. Since we have decided to discontinue, for the foreseeable future, writing new financial guaranty business, written and earned premiums in that business are expected to decrease over time.

Net Investment Income.    Net investment income was $65.2 million and $196.3 million, respectively, for the three and nine months ended September 30, 2008 compared to $65.0 million and $188.6 million, respectively, for the corresponding periods of 2007. These increases were mainly due to an increase in invested assets during the first nine months of 2008.

Change in Fair Value of Derivative Instruments.    For the three and nine months ended September 30, 2008, the change in fair value of derivative instruments was a net gain of $164.8 million and $928.8 million, respectively, compared to net losses of $615.9 million and $633.8 million, respectively, for the corresponding periods of 2007. Change in fair value of derivative instruments for 2008 reflects the impact of the adoption of SFAS No. 157, which incorporates the market’s perception of our non-performance risk in the computation of fair values. The change in fair value of derivative instruments for the three and nine months ended September 30, 2008 and 2007 are detailed as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Net premiums earned—derivatives	$18.7	$28.0	$64.8	$99.5
Financial Guaranty credit derivatives	156.9	(255.8)	724.7	(263.2)
NIMS	(35.9)	(366.7)	119.1	(426.3)
Mortgage Insurance domestic and international CDS	40.7	(21.4)	(30.5)	(43.8)
Put options on committed preferred securities (“CPS”)	(14.4)	—	57.6	—
Other	(1.2)	—	(6.9)	—

Change in fair value of derivative instruments	$164.8	$(615.9)	$928.8	$(633.8)

Net (Losses) Gains on Other Financial Instruments.    Net losses on other financial instruments for the three and nine months ended September 30, 2008 were $63.7 million and $126.9 million, respectively, compared to net gains on other financial instruments of $14.8 million and $54.3 million, respectively, for the corresponding periods of 2007. Included in the nine months ended September 30, 2008 was: (1) $21.5 million of gains related to the change in fair value of the NIMS variable interest entities (“VIE”) debt that was required to be consolidated beginning March 31, 2008; (2) $20.3 million of net realized gains on the sales of hybrid securities in our investment portfolio; $118.0 million of net losses related to changes in the fair value of hybrid securities, primarily convertible bonds and trading securities in our investment portfolio; and (3) $52.2 million of net losses related to the write-down of other-than-temporarily-impaired available for sale securities, which was partially offset by $16.2 million in realized gains on sales of available for sale securities. Included in the three and nine months ended September 30, 2007 were $10.4 million and $13.9 million of gains related to changes in the fair value of convertible securities and equity securities and a $30.7 million net gain related to the sale of hybrid securities.

Other Income.    Other income, which mostly includes income related to contract underwriting services, was $2.8 million and $9.6 million, respectively, for the three and nine months ended September 30, 2008 compared to $4.6 million and $11.5 million, respectively, for the corresponding periods of 2007. The 2008 income reflects the decline in mortgage origination volume.

Provision for Losses.    The provision for losses for the three and nine months ended September 30, 2008 was $544.9 million and $1,586.5 million, respectively, compared to $330.5 million and $611.5 million, respectively, for the corresponding periods of 2007. Our mortgage insurance segment experienced a significant increase in claim rates and claims paid in the first nine months of 2008 compared to the same period a year ago, as well as an increase in delinquent loan sizes and a general aging of defaults and pending claims, which require a higher reserve. See “Results of Operations—Mortgage Insurance—Quarter and Nine Months Ended September 30, 2008 Compared to Quarter and Nine Months Ended September 30, 2007—Provision for Losses” below. The provision for losses for our financial guaranty segment increased in the first nine months of 2008 to $46.9 million compared to $39.7 million in the first nine months of 2007 due primarily to a deterioration of assumed mortgage exposures and less favorable loss development with respect to our trade credit reinsurance and structured finance business. The 2008 provision for losses includes a higher provision as a result of assumed reinsurance RMBS exposures, while the 2007 provision for losses includes a $50 million reserve for one direct market value transaction that was fully paid in the first quarter of 2008, which was partially offset by a reduction of reserves on the trade credit reinsurance business.

Provision for Premium Deficiency.    We reduced our reserve for premium deficiency for the three months ended September 30, 2008 by $252.2 million. For the nine months ended September 30, 2008, the provision for premium deficiency was $135.7 million, compared to $155.2 million for the nine months ended September 30, 2007. We reassess our expectations for premiums, losses and expenses for our businesses each quarter and record or adjust a premium deficiency reserve, if necessary. In the first nine months of 2008, the second-lien premium deficiency reserve decreased by approximately $14.3 million to $181.3 million as a result of the transfer of premium deficiency reserves to loss reserves and premiums earned, as actual losses were incurred and premiums were received, and assumptions of future premiums and losses were updated. In the first nine months of 2008, our first-lien premium deficiency reserve increased by $150.1 million, which resulted from the initial establishment of the reserve of $421.8 million at June 30, 2008, offset by a reduction of reserve primarily due to incurred losses and premiums earned in the third quarter of 2008.

Policy Acquisition Costs.    Policy acquisition costs were $20.8 million and $120.6 million, respectively, for the three and nine months ended September 30, 2008 compared to $35.7 million and $88.2 million, respectively, for the corresponding periods of 2007. In our mortgage insurance segment, estimates of expected gross profit, which are driven in part by persistency and loss development for each underwriting year and product type, are used as a basis for amortization and are evaluated regularly. The total periodic amortization recorded to date is adjusted by a charge or credit to our condensed consolidated statements of operations if actual experience or other evidence suggests that earlier estimates should be revised. In the nine months ended September 30, 2008, we accelerated $50.8 million of deferred policy acquisition cost amortization in our mortgage insurance segment related to domestic business written prior to June 30, 2008, in connection with our first-lien premium deficiency reserve.

Other Operating Expenses.    Other operating expenses were $80.8 million and $199.8 million, respectively, for the three and nine months ended September 30, 2008, compared to $36.2 million and $151.4 million, respectively, for the corresponding periods of 2007. The increase in other operating expenses in 2008 is mostly due to an increase in severance costs, pension plan termination charges, our reserves for contract underwriting, audit and legal fees, and other outside consulting services. Included in the three and nine month periods of 2007 were $1.3 million and $14.0 million, respectively, of merger related expenses.

Interest Expense.    Interest expense was $13.9 million and $40.2 million, respectively, for the three and nine months ended September 30, 2008, compared to $13.4 million and $38.8 million, respectively, for the corresponding periods of 2007. Included in interest expense for the three and nine months ended September 30, 2008 was $2.6 million and $7.2 million, respectively, of interest related to the $200 million that we drew down from our revolving credit facility on August 15, 2007. On January 18, 2008, we terminated the interest rate swaps that we entered into in 2004, which converted the interest rate on our 5.625% Senior Notes due 2013 to a variable rate based on a spread over the London Interbank Offered Rate (“LIBOR”). The basis adjustment of $11.5 million that was recorded as an increase to the long-term debt carrying value is being amortized into interest expense.

Equity in Net Income (Loss) of Affiliates.    Equity in net income of affiliates was $15.8 million and $44.0 million, respectively, for the three and nine months ended September 30, 2008, compared to equity in net loss of affiliates of $448.9 million and $376.7 million, respectively, in the corresponding periods of 2007. Sherman represents the only contribution to equity in net income of affiliates in 2008. Sherman contributed $18.9 million and $74.8 million, respectively, for the three and nine months ended September 30, 2007. Included in equity in net loss of affiliates for the three and nine months ended September 30, 2007 was $467.8 million and $451.4 million, respectively, in losses related to C-BASS. For more information, see “Results of Operations—Financial Services” below.

Income Tax Benefit.    We recorded an income tax benefit of $10.3 million and $130.0 million, respectively, for the three and nine months ended September 30, 2008, compared to an income tax benefit of $420.4 million and $372.2 million, respectively, for the corresponding periods of 2007. The tax benefit for the three months ended September 30, 2008, was primarily due to additional tax benefits realized upon completion and filing of our 2007 consolidated federal income tax return. The higher relative tax rate for the nine months ended September 30, 2008, reflects an increase in the percentage of income generated from the tax-advantaged securities compared to the loss generated from operations.

Results of Operations—Mortgage Insurance

Quarter and Nine Months Ended September 30, 2008 Compared to Quarter and Nine Months Ended September 30, 2007

The following table summarizes our mortgage insurance segment’s results of operations for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30		% Change	Nine Months Ended September 30		% Change
(In millions)	2008	2007	2008 vs. 2007	2008	2007	2008 vs. 2007
Net loss	$(47.0)	$(375.3)	n/m	$(707.6)	$(358.8)	97.2%
Net premiums written—insurance	188.6	249.5	(24.4)%	598.9	653.4	(8.3)
Net premiums earned—insurance	196.2	213.0	(7.9)	605.6	578.8	4.6
Net investment income	38.0	37.4	1.6	115.8	109.3	5.9
Change in fair value of derivative instruments	8.6	(374.0)	n/m	105.5	(419.1)	n/m
Net (losses) gains on other financial instruments	(39.9)	9.3	n/m	(66.2)	39.8	n/m
Other income	2.6	3.8	(31.6)	9.1	9.4	(3.2)
Provision for losses	519.3	278.8	86.3	1,539.6	571.8	169.3
Provision for premium deficiency	(252.2)	155.2	n/m	135.7	155.2	(12.6)
Policy acquisition costs	5.3	24.9	(78.7)	82.5	53.9	53.1
Other operating expenses	43.8	26.6	64.7	126.6	109.2	15.9
Interest expense	6.7	6.8	(1.5)	21.1	20.0	5.5
Income tax benefit	(70.5)	(227.4)	(69.0)	(428.2)	(233.1)	83.7

n/m = not meaningful

Net Loss.    Our mortgage insurance segment recorded net losses of $47.0 million and $707.6 million, respectively, for the three and nine months ended September 30, 2008, compared to net losses of $375.3 million and $358.8 million, respectively, for the corresponding periods of 2007. The net loss for the first nine months of 2008 was mainly due to the on-going deterioration in the U.S. housing and mortgage credit markets, which resulted in a significant increase in our provision for losses, a premium deficiency for our first lien domestic mortgage insurance portfolio, and the acceleration of policy acquisition cost amortization in connection with the premium deficiency reserve. Also affecting the net loss in the third quarter and first nine months of 2008 was an increase in net losses on other financial instruments due to the write-down of other-than-temporarily-impaired securities and unrealized losses on convertible securities in our investment portfolio, partially offset by a gain on consolidated VIE debt as a result of the implementation of SFAS No. 157, which incorporates the market’s perception of our non-performance risk.

Net Premiums Written and Earned.    Net premiums written were $188.6 million and $598.9 million, respectively, for the three and nine months ended September 30, 2008, compared to $249.5 million and $653.4 million, respectively, for the three and nine months ended September 30, 2007. Net premiums earned for the three and nine months ended September 30, 2008 were $196.2 million and $605.6 million, respectively, compared to $213.0 million and $578.8 million, respectively, in the corresponding periods of 2007. Primary new insurance written, which includes both structured and flow business, decreased in 2008 due to the significant decline in structured business written in 2008, as well as a decrease in mortgage loan originations. In addition, we ceased writing new second-lien business in the second half of 2007, which has decreased premiums written and earned related to this product. The increase in premiums earned for the nine months in 2008 compared to 2007 is largely the result of the higher volume of primary new insurance written during 2007 and the higher persistency rates experienced in both of these years.

The following table provides additional information related to insurance premiums written and earned for the three and nine month periods indicated:

	Three Months Ended		Nine Months Ended
	September 30 2008	September 30 2007	September 30 2008	September 30 2007
Premiums written (in thousands) (1)
Primary and Pool Insurance	$186,524	$235,989	$578,770	$612,589
Seconds	2,044	4,711	8,430	22,340
International	15	8,821	11,664	18,510

Total premiums written—insurance	$188,583	$249,521	$598,864	$653,439

Premiums earned (in thousands) (1)
Primary and Pool Insurance	$187,596	$200,467	$575,017	$541,796
Seconds	3,250	7,270	14,378	25,165
International	5,361	5,261	16,173	11,868

Total premiums earned—insurance	$196,207	$212,998	$605,568	$578,829

(1)	Excludes premiums written and earned on credit derivatives. Premiums written on credit derivatives for the three and nine months ended September 30, 2008 were $2.4 million and $16.9 million, respectively, compared to $11.0 million and $46.4 million, respectively, for the corresponding periods of 2007. Premiums earned on credit derivatives for the three and nine months ended September 30, 2008 were $5.0 million and $23.9 million, respectively, compared to $14.1 million and $50.9 million, respectively, for the corresponding periods of 2007. These premiums are now reported within the change in fair value of derivative instruments. In previous periods, these were reported as premiums written and earned in the condensed consolidated statements of operations. This reclassification is the result of an effort by the financial guaranty industry in consultation with the Securities and Exchange Commission (“SEC”) to provide consistency in disclosure of credit derivative contracts.

Net Investment Income.    Net investment income attributable to our mortgage insurance segment for the three and nine months ended September 30, 2008 was $38.0 million and $115.8 million, respectively, compared to $37.4 million and $109.3 million, respectively, for the corresponding periods of 2007. The increase in investment income reflects a slight increase in invested assets during the first nine months of 2008.

Change in Fair Value of Derivative Instruments.    The change in the fair value of derivative instruments resulted in gains of $8.6 million and $105.5 million, respectively, for the three and nine months ended September 30, 2008, compared to losses of $374.0 million and $419.1 million, respectively, for the corresponding periods of 2007. The increase in the first nine months of 2008 compared to 2007 was mainly due to a $119.1 million cumulative unrealized gain on NIMS which was primarily attributable to the incorporation of the market’s perception of our non-performance risk under SFAS No. 157, as compared to a $426.3 million cumulative unrealized loss on NIMS in 2007.

Net (Losses) Gains on Other Financial Instruments.    Our mortgage insurance business had net losses on other financial instruments of $39.9 million and $66.2 million, respectively, for the three and nine months ended September 30, 2008, compared to $9.3 million and $39.8 million of net gains, respectively, for the corresponding periods of 2007. Included in the nine months ended September 30, 2008 were: (1) $21.5 million in gains related to the change in fair value of the NIMS VIE debt that was required to be consolidated beginning March 31, 2008, (2) losses related to changes in the fair value of hybrid securities and trading securities of $99.8 million, which was partially offset by net realized gains on the sale of hybrid securities of approximately $14.8 million, and (3) $18.2 million of losses on investment securities that were other-than-temporarily impaired. Included in the three months ended September 30, 2008 were: (1) losses related to changes in the fair value of hybrid securities and trading securities of $45.7 million, which was partially offset by net realized gains on the sales of hybrid securities of approximately $0.1 million, and (2) $3.3 million of losses on investment securities that were other-than-temporarily impaired. Included in the three and nine months ended September 30, 2007 were gains related to changes in the fair value of convertible securities and equity securities of $6.3 million and $10.0 million, respectively. Also included in the first nine months of 2007 is a net realized gain of $21.8 million on the sale of hybrid securities.

Other Income.    Other income for the three and nine months ended September 30, 2008 was $2.6 million and $9.1 million, respectively, compared to $3.8 million and $9.4 million for the corresponding periods of 2007. Other income mostly includes income related to contract underwriting services, which was slightly less in the first nine months of 2008 as a result of a decrease in contract underwriting volume.

Provision for Losses.    The provision for losses for the three and nine month periods ended September 30, 2008 was $519.3 million and $1,539.6 million, respectively, compared to $278.8 million and $571.8 million, respectively, for the corresponding periods of 2007. The increase in 2008 was attributable to increases in defaults and claims paid, the aging of existing defaults, larger loan balances, a higher ratio at which defaults are moving to claim, and increased severity.

Provision for Premium Deficiency.    We reduced our reserve for premium deficiency for the three months ended September 30, 2008 by $252.2 million. For the nine months ended September 30, 2008, the provision for premium deficiency was $135.7 million, compared to $155.2 million for the nine months ended September 30, 2007. We reassess our expectations for premiums, losses and expenses for our businesses each quarter and record a premium deficiency reserve, if necessary. In the first nine months of 2008, the second-lien premium deficiency reserve decreased by approximately $14.3 million to $181.3 million as a result of the transfer of premium deficiency reserves to loss reserves and premiums, as actual losses were incurred and premiums received, and assumptions of future premiums and losses were updated. For the nine months ended September 30, 2008, the provision for our first-lien premium deficiency on business originated prior to June 30, 2008, was $150.1 million, consisting of a $421.8 million provision in the second quarter, offset by a $271.7 million reduction in the third quarter as actual incurred losses were transferred to the provision for loss in our statement of operations, and premiums were transferred to earned premiums.

Policy Acquisition Costs.    Policy acquisition costs were $5.3 million and $82.5 million, respectively, for the three and nine month periods ended September 30, 2008, compared to $24.9 million and $53.9 million, respectively, for the corresponding periods of 2007. In the nine months ended September 30, 2008, we accelerated $50.8 million of deferred policy acquisition cost amortization as a result of the establishment of a first-lien premium deficiency reserve on our domestic business originated prior to June 30, 2008. During the third quarter and first nine months of 2007, amortization expense was impacted by changes in persistency rates and updates to our loss ratios assumptions. In the third quarter of 2007, we updated our loss ratio assumptions which resulted in an acceleration of amortization expense of approximately $7.8 million.

Other Operating Expenses.    Other operating expenses were $43.8 million and $126.6 million, respectively, for the three and nine months ended September 30, 2008, compared to $26.6 million and $109.2 million, respectively, for the corresponding periods of 2007. The increase in other operating expenses in 2008 was primarily due to a $9 million increase in our reserve for contract underwriting and an increase in outside consulting fees. Contract underwriting expenses for the three and nine months ended September 30, 2008, including the impact of reserves for remedies in other operating expenses, were $3.3 million and $24.6 million, respectively, compared to $5.5 million and $16.6 million, respectively, for the corresponding periods of 2007. During the first nine months of 2008, loans underwritten via contract underwriting for flow business accounted for 11.9% of applications, 11.2% of commitments for insurance and 10.1% of insurance certificates issued, compared to 12.4%, 11.6% and 10.1%, respectively, for the first nine months of 2007. Also included in operating expenses for the three and nine months ended September 30, 2007 were $1.1 million and $13.4 million, respectively, of merger related expenses.

Interest Expense.    Interest expense attributable to our mortgage insurance segment for the three and nine months ended September 30, 2008 was $6.7 million and $21.1 million, respectively, compared to $6.8 million and $20.0 million, respectively, for the corresponding periods of 2007. Both periods include interest on our long-term debt and other borrowings that was allocated to the mortgage insurance segment.

Income Tax Benefit.    We recorded an income tax benefit for the three and nine months ended September 30, 2008 of $70.5 million and $428.2 million, respectively, compared to $227.4 million and $233.1 million, respectively, for the corresponding periods of 2007. The tax benefit for the three and nine months ended September 30, 2008, is attributable to our pre-tax losses as well as to additional tax benefits realized upon the completion and filing of our 2007 consolidated federal income tax return.

The following tables provide selected information as of and for the periods indicated for our mortgage insurance segment. Certain statistical information included in the following tables is recorded based on information received from lenders and other third parties.

	Three Months Ended
	September 30 2008		June 30 2008		September 30 2007
Primary new insurance written (“NIW”) ($ in millions)
Flow	$7,524	99.8%	$9,432	97.9%	$12,225	90.8%
Structured	16	0.2%	205	2.1	1,234	9.2

Total Primary	$7,540	100.0%	$9,637	100.0%	$13,459	100.0%

Flow
Prime	$7,405	98.4%	$8,743	92.7%	$8,448	69.1%
Alt-A	96	1.3%	475	5.0	2,588	21.2
A minus and below	23	0.3%	214	2.3	1,189	9.7

Total Flow	$7,524	100.0%	$9,432	100.0%	$12,225	100.0%

Structured
Prime	$16	100.0%	$204	99.5%	$967	78.4%
Alt-A	—	—	1	0.5	32	2.6
A minus and below	—	—	—	—	235	19.0

Total Structured	$16	100.0%	$205	100.0%	$1,234	100.0%

Total
Prime	$7,421	98.4%	$8,947	92.8%	$9,415	69.9%
Alt-A	96	1.3	476	5.0	2,620	19.5
A minus and below	23	0.3	214	2.2	1,424	10.6

Total Primary	$7,540	100.0%	$9,637	100.0%	$13,459	100.0%

	Nine Months Ended
	September 30 2008		September 30 2007
Primary new insurance written (“NIW”) ($ in millions)
Flow	$26,240	95.5%	$29,913	68.7%
Structured	1,234	4.5	13,623	31.3

Total Primary	$27,474	100.0%	$43,536	100.0%

Flow
Prime	$24,356	92.8%	$21,171	70.8%
Alt-A	1,154	4.4	6,015	20.1
A minus and below	730	2.8	2,727	9.1

Total Flow	$26,240	100.0%	$29,913	100.0%

Structured
Prime	$1,232	99.8%	$1,641	12.0%
Alt-A	2	0.2	11,137	81.8
A minus and below	—	—	845	6.2

Total Structured	$1,234	100.0%	$13,623	100.0%

Total
Prime	$25,588	93.1%	$22,812	52.4%
Alt-A	1,156	4.2	17,152	39.4
A minus and below	730	2.7	3,572	8.2

Total Primary	$27,474	100.0%	$43,536	100.0%

	Three Months Ended
	September 30 2008		June 30 2008		September 30 2007
Total Primary New Insurance Written by FICO (a) Score ($ in millions)
Flow
<=619	$7	0.1%	$104	1.1%	$703	5.7%
620-679	773	10.3	1,512	16.0	3,506	28.7
680-739	2,662	35.4	3,452	36.6	4,644	38.0
>=740	4,082	54.2	4,364	46.3	3,372	27.6

Total Flow	$7,524	100.0%	$9,432	100.0%	$12,225	100.0%

Structured
<=619	$—	—	$—	—	$129	10.5%
620-679	—	—	7	3.4%	296	24.0
680-739	4	25.0%	64	31.2	331	26.8
>=740	12	75.0	134	65.4	478	38.7

Total Structured	$16	100.0%	$205	100.0%	$1,234	100.0%

Total
<=619	$7	0.1%	$104	1.1%	$832	6.2%
620-679	773	10.3	1,519	15.8	3,802	28.2
680-739	2,666	35.3	3,516	36.4	4,975	37.0
>=740	4,094	54.3	4,498	46.7	3,850	28.6

Total Primary	$7,540	100.0%	$9,637	100.0%	$13,459	100.0%

(a)	Fair Isaac and Company (“FICO”) credit scoring model.

	Three Months Ended
	September 30 2008		June 30 2008		September 30 2007
Primary New Insurance and Risk Written by Category
Percentage of primary new insurance written
Refinances		20%		35%		27%
95.01% LTV (b) and above		3%		12%		31%
ARMs
Less than 5 years		1%		—		4%
5 years and longer		10%		10%		13%
Primary risk written ($ in millions)
Flow	$1,770	99.9%	$2,231	97.9%	$3,196	91.7%
Structured	2	0.1	48	2.1	291	8.3

Total	$1,772	100.0%	$2,279	100.0%	$3,487	100.0%

(b)	Loan-to-value ratios: The ratio of the original loan amount to the original value of the property.

	Three Months Ended
	September 30 2008	June 30 2008	September 30 2007
Pool and other Risk Written
Pool risk written (in millions)	$1	$28	$42
Other risk written (in millions)
Seconds
1st loss	$—	$—	$3
International
1st loss-Hong Kong primary mortgage insurance	—	—	46
Reinsurance	2	23	15

Total other risk written	$2	$23	$64

	Nine Months Ended
	September 30 2008		September 30 2007
Total Primary New Insurance Written by FICO Score
Flow
<=619	$376	1.4%	$1,830	6.1%
620-679	4,223	16.1	9,158	30.6
680-739	9,729	37.1	10,977	36.7
>=740	11,912	45.4	7,948	26.6

Total Flow	$26,240	100.0%	$29,913	100.0%

Structured
<=619	$—	—	$538	4.0%
620-679	17	1.4%	3,762	27.6
680-739	437	35.4	6,160	45.2
>=740	780	63.2	3,163	23.2

Total Structured	$1,234	100.0%	$13,623	100.0%

Total
<=619	$376	1.4%	$2,368	5.4%
620-679	4,240	15.4	12,920	29.7
680-739	10,166	37.0	17,137	39.4
>=740	12,692	46.2	11,111	25.5

Total Primary	$27,474	100.0%	$43,536	100.0%

Percentage of primary new insurance written
Refinances	33%		40%
95.01% LTV and above	13%		22%
ARMS
Less than 5 years	1%		17%
5 years and longer	9%		9%
Primary risk written ($ in millions)
Flow	$6,317	95.2%	$7,641	88.2%
Structured	316	4.8	1,022	11.8

Total	$6,633	100.0%	$8,663	100.0%

Most of the pool risk we have written in the last three years was written in a second-loss position. In these transactions, we will only pay claims if pool losses are greater than any applicable deductible.

	Nine Months Ended
	September 30 2008	September 30 2007
Pool and Other Risk Written
Pool risk written (in millions)	$60	$227
Other risk written (in millions)
Seconds
1st loss	$—	$9
2nd loss	—	21
NIMS	—	377
International
1st loss-Hong Kong primary mortgage insurance	51	96
Reinsurance	44	49

Total other risk written	$95	$552

	September 30 2008		June 30 2008		September 30 2007
Primary insurance in force ($ in millions)
Flow	$119,593	77.5%	$115,425	76.3%	$98,985	73.3%
Structured	34,699	22.5	35,754	23.7	36,030	26.7

Total Primary	$154,292	100.0%	$151,179	100.0%	$135,015	100.0%

Prime	$109,432	70.9%	$105,049	69.5%	$86,530	64.1%
Alt-A	33,404	21.7	34,239	22.6	36,266	26.9
A minus and below	11,456	7.4	11,891	7.9	12,219	9.0

Total Primary	$154,292	100.0%	$151,179	100.0%	$135,015	100.0%

Primary risk in force ($ in millions)
Flow	$29,968	86.4%	$29,003	85.6%	$24,856	84.5%
Structured	4,701	13.6	4,879	14.4	4,545	15.5

Total Primary	$34,669	100.0%	$33,882	100.0%	$29,401	100.0%

Flow
Prime	$24,242	80.9%	$23,125	79.7%	$19,117	76.9%
Alt-A	3,674	12.3	3,759	13.0	3,799	15.3
A minus and below	2,052	6.8	2,119	7.3	1,940	7.8

Total Flow	$29,968	100.0%	$29,003	100.0%	$24,856	100.0%

Structured
Prime	$2,451	52.1%	$2,537	52.0%	$1,791	39.4%
Alt-A	1,451	30.9	1,499	30.7	1,668	36.7
A minus and below	799	17.0	843	17.3	1,086	23.9

Total Structured	$4,701	100.0%	$4,879	100.0%	$4,545	100.0%

Total
Prime	$26,693	77.0%	$25,662	75.7%	$20,908	71.1%
Alt-A	5,125	14.8	5,258	15.5	5,467	18.6
A minus and below	2,851	8.2	2,962	8.8	3,026	10.3

Total Primary	$34,669	100.0%	$33,882	100.0%	$29,401	100.0%

Direct primary insurance in force was $154.3 billion at September 30, 2008, compared to $151.2 billion at June 30, 2008 and $135.0 billion at September 30, 2007. At September 30, 2008, non-prime insurance in force was $44.9 billion or 29.1% of total primary mortgage insurance in force, compared to $48.5 billion or 35.9% at September 30, 2007. Of the $44.9 billion of non-prime insurance in force at September 30, 2008, $33.4 billion or 74.5% was Alt-A.

	September 30 2008		June 30 2008		September 30 2007
Total Primary Risk in Force by FICO Score ($ in millions)
Flow
<=619	$1,550	5.2%	$1,607	5.5%	$1,573	6.3%
620-679	8,318	27.8	8,365	28.9	7,632	30.7
680-739	11,101	37.0	10,744	37.0	9,122	36.7
>=740	8,999	30.0	8,287	28.6	6,529	26.3

Total Flow	$29,968	100.0%	$29,003	100.0%	$24,856	100.0%

Structured
<=619	$740	15.7%	$784	16.1%	$1,025	22.6%
620-679	1,255	26.7	1,312	26.9	1,515	33.3
680-739	1,452	30.9	1,492	30.5	1,282	28.2
>=740	1,254	26.7	1,291	26.5	723	15.9

Total Structured	$4,701	100.0%	$4,879	100.0%	$4,545	100.0%

Total
<=619	$2,290	6.6%	$2,391	7.0%	$2,598	8.8%
620-679	9,573	27.6	9,677	28.6	9,147	31.1
680-739	12,553	36.2	12,236	36.1	10,404	35.4
>=740	10,253	29.6	9,578	28.3	7,252	24.7

Total Primary	$34,669	100.0%	$33,882	100.0%	$29,401	100.0%

Percentage of primary risk in force
Refinances	31%		31%		32%
95.01% LTV and above	23%		24%		22%
ARMs
Less than 5 years	9%		10%		14%
5 years and longer	9%		9%		9%
Total primary risk in force by LTV ($ in millions)
95.01% and above	$7,962	23.0%	$8,076	23.8%	$6,543	22.3%
90.01% to 95.00%	11,003	31.7	10,546	31.1	8,929	30.4
85.01% to 90.00%	12,045	34.7	11,576	34.2	10,040	34.1
85.00% and below	3,659	10.6	3,684	10.9	3,889	13.2

Total Primary	$34,669	100.0%	$33,882	100.0%	$29,401	100.0%

Total primary risk in force by policy year ($ in millions)
2004 and prior	$7,598	22.0%	$7,960	23.5%	$9,399	31.9%
2005	4,385	12.6	4,575	13.5	5,364	18.3
2006	5,342	15.4	5,516	16.3	6,246	21.3
2007	10,896	31.4	11,069	32.7	8,392	28.5
2008	6,448	18.6	4,762	14.0	—	—

Total Primary	$34,669	100.0%	$33,882	100.0%	$29,401	100.0%

	September 30 2008		June 30 2008		September 30 2007
Pool risk in force ($ in millions)
Prime	$2,096	70.7%	$2,119	70.8%	$2,088	69.9%
Alt-A	290	9.8	291	9.7	294	9.8
A minus and below	577	19.5	584	19.5	605	20.3

Total pool risk in force	$2,963	100.0%	$2,994	100.0%	$2,987	100.0%

Total pool risk in force by policy year ($ in millions)
2004 and prior	$1,821	61.5%	$1,848	61.7%	$1,893	63.4%
2005	586	19.8	589	19.7	598	20.0
2006	255	8.6	258	8.6	269	9.0
2007	241	8.1	243	8.1	227	7.6
2008	60	2.0	56	1.9	—	—

Total Pool	$2,963	100.0%	$2,994	100.0%	$2,987	100.0%

	September 30 2008	June 30 2008	September 30 2007
Other risk in force (in millions)
Seconds
1st loss	$289	$312	$436
2nd loss	407	460	571
NIMS	456	485	712
International
1st loss-Hong Kong primary mortgage insurance	442	469	432
Reinsurance	139	151	85
Credit default swaps (1)	7,567	8,619	8,108
Other
Domestic credit default swaps	162	206	212

Total other risk in force	$9,462	$10,702	$10,556

(1)	Due to the foreign currency shifts between the dollar and the Euro, the current U.S. dollar-denominated risk on our international credit default swaps will fluctuate.

	September 30 2008	June 30 2008	September 30 2007
Default Statistics
Primary Insurance:
Flow
Prime
Number of insured loans	619,035	602,571	542,819
Number of loans in default	33,330	26,604	16,908
Percentage of total loans in default	5.38%	4.42%	3.11%

Alt-A
Number of insured loans	70,814	72,715	74,927
Number of loans in default	13,853	11,702	6,029
Percentage of total loans in default	19.56%	16.09%	8.05%

A minus and below
Number of insured loans	60,946	62,874	60,826
Number of loans in default	13,436	11,637	8,638
Percentage of total loans in default	22.05%	18.51%	14.20%

Total Flow
Number of insured loans	750,795	738,160	678,572
Number of loans in default	60,619	49,943	31,575
Percentage of total loans in default	8.07%	6.77%	4.65%

Structured
Prime
Number of insured loans	68,744	70,857	59,163
Number of loans in default	5,900	5,447	4,072
Percentage of total loans in default	8.58%	7.69%	6.88%

Alt-A
Number of insured loans	82,187	84,369	93,494
Number of loans in default	15,499	13,344	6,512
Percentage of total loans in default	18.86%	15.82%	6.97%

A minus and below
Number of insured loans	23,337	24,422	31,034
Number of loans in default	7,784	8,003	8,496
Percentage of total loans in default	33.35%	32.77%	27.38%

Total Structured
Number of insured loans	174,268	179,648	183,691
Number of loans in default	29,183	26,794	19,080
Percentage of total loans in default	16.75%	14.91%	10.39%

Total Primary Insurance
Prime
Number of insured loans	687,779	673,428	601,982
Number of loans in default	39,230	32,051	20,980
Percentage of total loans in default	5.70%	4.76%	3.49%

Alt-A
Number of insured loans	153,001	157,084	168,421
Number of loans in default	29,352	25,046	12,541
Percentage of total loans in default	19.18%	15.94%	7.45%

A minus and below
Number of insured loans	84,283	87,296	91,860
Number of loans in default	21,220	19,640	17,134
Percentage of loans in default	25.18%	22.50%	18.65%

Total Primary
Number of insured loans	925,063	917,808	862,263
Number of loans in default	89,802 (1)	76,737 (1)	50,655 (1)
Percentage of loans in default	9.71%	8.36%	5.87%

Pool insurance
Number of loans in default	29,487 (2)	27,944 (2)	23,810 (2)

(1)	Includes approximately 483, 272 and 2,796 defaults at September 30, 2008, June 30, 2008 and September 30, 2007, respectively, where reserves had not been established because no claim payment was anticipated primarily due to deductibles.
(2)	Includes approximately 20,965, 20,880 and 18,124 defaults at September 30, 2008, June 30, 2008 and September 30, 2007, respectively, where reserves had not been established because no claim payment was anticipated primarily due to deductibles.

The default and claim cycle in our mortgage insurance business begins with our receipt of a default notice from the insured. Generally, the insured notifies us of a default within 15 days after the loan has become 60 days past due. For reporting and internal tracking purposes, we do not consider a loan to be in default until the loan has been past due for 60 days. We account for loans that are in default but have not been reported to us (“IBNR”) through a formulaic approach based on historical servicer reporting.

The total number of loans in default increased from 96,203 at December 31, 2007 to 128,306 at September 30, 2008. The average loss reserve per default increased from $13,986 at December 31, 2007 to $19,457 at September 30, 2008. Primary and pool defaults at September 30, 2008 included approximately 483 and 20,965 defaults, respectively, on loans where reserves have not been established because no claim payment was anticipated. At December 31, 2007, primary and pool defaults included approximately 2,595 and 20,193 defaults, respectively, on loans where no reserve had been established. Excluding those defaults without a related reserve, the average loss reserve per default was $23,362 and $18,327 at September 30, 2008 and December 31, 2007, respectively. Our mortgage insurance loss reserve, as a percentage of mortgage insurance risk in force was 5.3% at September 30, 2008 and 3.0% at December 31, 2007, respectively.

	Three Months Ended			Nine Months Ended
(In thousands)	September 30 2008	June 30 2008	September 30 2007	September 30 2008	September 30 2007
Direct claims paid:
Prime	$98,269	$64,048	$43,601	$222,975	$110,952
Alt-A	68,960	47,746	28,902	152,438	70,655
A minus and below	65,280	49,270	39,025	162,911	103,132
Seconds	44,882	47,775	25,282	138,094	59,974

Total	$277,391	$208,839	$136,810	$676,418	$344,713

Average claim paid:
Prime	$45.0	$36.7	$32.3	$40.0	$29.7
Alt-A	58.7	51.1	46.8	53.9	42.7
A minus and below	42.6	35.4	34.7	38.6	31.9
Seconds	36.9	34.2	31.2	35.1	29.4
Total	$45.4	$38.2	$35.1	$40.8	$32.3

Claim activity is not spread evenly throughout the coverage period of a book of business. Historically, relatively few claims on prime business are received during the first two years following issuance of a policy and on non-prime business during the first year. Claim activity on prime loans has historically reached its highest level in the third through fifth years after the year of policy origination, and on non-prime loans this level occurs in the second through fourth years. Based on these trends, approximately 64.2% of our primary risk in force and approximately 18.7% of our pool risk in force at September 30, 2008 had not yet reached its highest claim frequency years. The late 2005 through 2008 business has experienced default and claim activity significantly sooner than has been the case for historical books of business. Because it is difficult to predict both the timing of originating new business and the cancellation rate of existing business, it is also difficult to predict, at any given time, the percentage of risk in force that will reach its highest claim frequency years on any future date.

	Three Months Ended			Nine Months Ended
($ in thousands)	September 30 2008	June 30 2008	September 30 2007	September 30 2008	September 30 2007
States with highest claims paid:
California	$40,596	$26,401	$5,921	$83,768	$9,578
Michigan	19,971	16,623	14,032	52,061	35,917
Ohio	13,078	10,043	10,712	33,153	30,499
Florida	15,809	9,959	4,428	32,853	7,768
Georgia	12,427	9,293	6,792	32,637	20,683

Percentage of total claims paid:
California	14.6%	12.6%	4.3%	12.4%	2.8%
Michigan	7.2	8.0	10.3	7.7	10.4
Ohio	4.7	4.8	7.8	4.9	8.8
Florida	5.7	4.8	3.2	4.9	2.3
Georgia	4.5	4.4	5.0	4.8	6.0

A higher proportion of new defaults in 2007 and 2008 were from loans in California and Florida, which would indicate that claims paid in those states will likely increase, perhaps significantly throughout the remainder of 2008.

	September 30 2008	June 30 2008	September 30 2007
Primary risk in force: (in millions)
California	$3,491	$3,229	$2,514
Florida	3,070	3,019	2,659
Texas	2,276	2,235	1,876
Georgia	1,640	1,622	1,398
Illinois	1,584	1,520	1,324
Ohio	1,551	1,533	1,421
New York	1,431	1,403	1,335
New Jersey	1,203	1,169	992
Michigan	1,178	1,168	1,083
Pennsylvania	1,108	1,094	1,015
Total primary risk in force:	$34,669	$33,882	$29,401

Percentage of total primary risk in force:
California	10.1%	9.5%	8.6%
Florida	8.9	8.9	9.0
Texas	6.6	6.6	6.4
Georgia	4.7	4.8	4.8
Illinois	4.6	4.5	4.5
Ohio	4.5	4.5	4.8
New York	4.1	4.1	4.5
New Jersey	3.5	3.5	3.4
Michigan	3.4	3.5	3.7
Pennsylvania	3.2	3.2	3.5

The largest single customer of our mortgage insurance segment (including branches and affiliates of such customer), measured by primary new insurance written, accounted for 21.8% of primary new insurance written for the nine months ended September 30, 2008, compared to 21.5% for the nine months ended September 30, 2007.

	As of and for the Three Months Ended			Nine Months Ended
($ in thousands, unless specified otherwise)	September 30 2008	June 30 2008	September 30 2007	September 30 2008	September 30 2007
Provision for losses	$519,257	$449,296	$278,785	$1,539,561	$571,791
Reserve for losses	$2,496,412	$2,120,577	$884,985
Reserves for losses by category:
Prime	$667,349	$559,947	$246,531
Alt-A	844,551	722,813	246,792
A minus and below	432,001	410,373	279,320
Pool insurance	87,429	71,508	42,582
Seconds	153,839	178,859	41,985
Other	1,436	1,237	1,341

Reserve for losses, net	2,186,605	1,944,737	858,551
Reinsurance recoverable (1)	309,807	175,840	26,434

Total	$2,496,412	$2,120,577	$884,985

Provision for premium deficiency	$(252,170)	$369,807	$155,176	$135,727	$155,176
Reserve for premium deficiency	$331,373	$583,543	$155,176

(1)	Related to ceded losses on captive transactions and Smart Home.

	As of and for the Three Months Ended			Nine Months Ended
	September 30 2008	June 30 2008	September 30 2007	September 30 2008	September 30 2007
Captives
Premiums ceded to captives (in millions)	$34.6	$34.1	$30.3	$104.4	$88.4
% of total premiums	15.4%	14.7%	13.0%	15.2%	13.8%
NIW subject to captives (in millions)	$2,104	$3,415	$5,406	$10,268	$16,546
% of primary NIW	27.9%	35.4%	40.2%	37.4%	38.0%
IIF (1) subject to captives	36.6	37.2	35.3
RIF (2) subject to captives	41.0	41.7	40.6
Persistency (twelve months ended)	83.9	81.2	72.8

(1)	Insurance in force.
(2)	Risk in force.

	As of and for the Three Months Ended				Nine Months Ended
	September 30 2008		September 30 2007		September 30 2008		September 30 2007
Alt-A Information
Primary new insurance written by FICO score ($ in millions)
<=619	$—	—	$15	0.6%	$3	0.3%	$107	0.6%
620-659	9	9.4%	167	6.4	26	2.2	1,846	10.8
660-679	10	10.4	303	11.5	63	5.4	2,689	15.7
680-739	30	31.2	1,350	51.5	561	48.6	8,373	48.8
>=740	47	49.0	785	30.0	503	43.5	4,137	24.1

Total	$96	100.0%	$2,620	100.0%	$1,156	100.0%	$17,152	100.0%

Primary risk in force by FICO score ($ in millions)
<=619	$34	0.7%	$39	0.7%
620-659	628	12.3	756	13.8
660-679	755	14.7	839	15.4
680-739	2,452	47.8	2,558	46.8
>=740	1,256	24.5	1,275	23.3

Total	$5,125	100.0%	$5,467	100.0%

Primary risk in force by LTV ($ in millions)
95.01% and above	$356	6.9%	$382	7.0%
90.01% to 95.00%	1,330	26.0	1,424	26.0
85.01% to 90.00%	2,131	41.6	2,216	40.6
85.00% and below	1,308	25.5	1,445	26.4

Total	$5,125	100.0%	$5,467	100.0%

Primary risk in force by policy year ($ in millions)
2004 and prior	$940	18.3%	$1,182	21.6%
2005	707	13.8	897	16.4
2006	1,141	22.3	1,325	24.2
2007	2,083	40.6	2,063	37.8
2008	254	5.0	—	—

Total	$5,125	100.0%	$5,467	100.0%

Results of Operations—Financial Guaranty

Quarter and Nine Months Ended September 30, 2008 Compared to Quarter and Nine Months Ended September 30, 2007

The following table summarizes the results of operations for our financial guaranty segment for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30		% Change	Nine Months Ended September 30		% Change
(In millions)	2008	2007	2008 vs. 2007	2008	2007	2008 vs. 2007
Net income (loss)	$74.4	$(154.1)	n/m	$522.4	$(74.2)	n/m
Net premiums written—insurance	13.9	58.5	(76.2)%	70.5	145.4	(51.5)%
Net premiums earned—insurance	53.5	32.4	65.1	135.2	99.1	36.4
Net investment income	27.2	27.4	(0.7)	80.5	79.2	1.6
Change in fair value of derivative instruments	156.2	(241.9)	n/m	823.2	(214.7)	n/m
Net (losses) gains on other financial instruments	(23.9)	5.6	n/m	(60.8)	14.0	n/m
Other income	—	0.5	(80.0)	0.2	0.8	(75.0)
Provision for losses	25.7	51.7	(50.3)	46.9	39.7	18.1
Policy acquisition costs	15.4	10.9	41.3	38.2	34.3	11.4
Other operating expenses	36.9	10.0	269.0	72.6	37.2	95.2
Interest expense	7.1	4.8	47.9	18.8	13.9	35.3
Income tax provision (benefit)	53.6	(99.4)	n/m	279.5	(72.5)	n/m

n/m = not meaningful

Net Income (Loss).    Net income for the three and nine months ended September 30, 2008 was $74.4 million and $522.4 million, respectively, compared to net losses of $154.1 million and $74.2 million, respectively, for the corresponding periods of 2007. The increase in net income for the first nine months of 2008 was mainly due to the positive impact in the change in fair value of derivative instruments from the implementation of the credit quality component of SFAS No. 157 and higher net premiums earned as a result of an increase in refundings. Partially offsetting these was an increase in the provision for losses, an increase in other operating expenses, net realized losses on other financial instruments and a higher tax provision.

Net Premiums Written and Earned.    Net premiums written for the third quarter and first nine months of 2008 were $13.9 million and $70.5 million, respectively, compared to $58.5 million and $145.4 million, respectively, for the corresponding periods of 2007. Net premiums earned for the third quarter and first nine months of 2008 were $53.5 million and $135.2 million, respectively, compared to $32.4 million and $99.1 million, respectively, for the corresponding periods of 2007. The decrease in net premiums written was attributable primarily to a decrease in premiums written in our public finance business on both a direct and assumed basis. Net premiums earned for the third quarter and first nine months of 2008 increased as a result of refundings (both direct and assumed) of $27.3 million and $55.6 million, respectively, compared to $4.0 million and $15.8 million, respectively, for the same periods of 2007.

The following table shows the breakdown of insurance premiums written and earned by our financial guaranty segment’s various products for each period:

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
	(In thousands)
Net premiums written: (1)
Public finance direct	$2,059	$17,746	$15,538	$48,656
Public finance reinsurance	6,046	31,433	30,808	67,082
Structured direct	3,358	3,991	10,546	12,027
Structured reinsurance	2,748	5,001	13,601	16,606
Trade credit reinsurance	(343)	319	45	1,050

Total net premiums written—insurance	$13,868	$58,490	$70,538	$145,421

Net premiums earned: (1)
Public finance direct	$13,380	$10,765	$43,194	$32,311
Public finance reinsurance	32,310	11,105	65,145	33,897
Structured direct	3,569	4,367	11,211	13,447
Structured reinsurance	4,472	5,560	15,163	17,496
Trade credit reinsurance	(220)	601	495	1,933

Total net premiums earned—insurance	$53,511	$32,398	$135,208	$99,084

(1)	Excludes premiums written on credit derivatives for the three and nine months ended September 30, 2008, which were $12.1 million and $38.0 million, respectively, compared to $11.1 million and $30.0 million, respectively, for the three and nine months ended September 30, 2007. Excludes premiums earned on credit derivatives for the three and nine months ended September 30, 2008, which were $13.8 million and $41.0 million, respectively, compared to $13.9 million and $48.6 million, respectively, for the three and nine months ended September 30, 2007. These premiums are now reported in change in fair value of derivative instruments. This reclassification is the result of an effort by the financial guaranty industry, in consultation with the SEC, to provide consistency in disclosure of credit derivative contracts.

Net Investment Income.    Net investment income attributable to our financial guaranty segment was $27.2 million and $80.5 million, respectively, for the third quarter and first nine months of 2008 compared to $27.4 million and $79.2 million, respectively, for the corresponding periods of 2007.

Change in Fair Value of Derivative Instruments.    Change in the fair value of derivative instruments was a gain of $156.2 million and $823.2 million, respectively, for the third quarter and first nine months of 2008 compared to a loss of $241.9 million and $214.7 million, respectively, for the corresponding periods of 2007. The change in fair value of derivative instruments for the third quarter and the first nine months of 2008 was driven primarily by the significant impact of incorporating our own non-performance risk in our derivative valuation. Our 5-year credit default swap spread widened from 37 basis points at January 1, 2007 to 2,312 basis points at September 30, 2008. The impact for each reported period is contained in a table presented below under “Critical Accounting Policies—Derivative Assets and Liabilities”. Also included in the change in fair value of derivative instruments in the first nine months of 2008 is a $57.6 million increase in the change in the fair value of put options on CPS.

Net (Losses) Gains on Other Financial Instruments.    Net losses on other financial instruments were $23.9 million and $60.8 million, respectively, for the third quarter and first nine months of 2008, compared to $5.6 million and $14.0 million of net gains, respectively, for the corresponding periods of 2007. Included in the first nine months of 2008 are losses related to changes in the fair value of hybrid securities and trading securities of $30.2 million, which were partially offset by net realized gains on the sale of hybrid securities of $5.5 million. The third quarter and nine months ended September 30, 2008 also included approximately $11.8 million and

$34.0 million, respectively, of losses on investment securities that were other-than-temporarily impaired. The amounts reported for the third quarter and first nine months of 2007 included gains of $4.1 million and $3.9 million, respectively, related to changes in the fair value of convertible securities and equity securities.

Provision for Losses.    The provision for losses was $25.7 million and $46.9 million, respectively, for the three and nine month periods ended September 30, 2008 compared to $51.7 million and $39.7 million, respectively, for the corresponding periods of 2007. The 2008 provision for losses includes a higher provision as a result of assumed reinsurance RMBS exposures, while the 2007 provision for losses includes a $50 million reserve for one direct market value transaction that was fully paid in the first quarter of 2008. The provision for losses reported for the first nine months of 2007 reflects favorable loss development on trade credit reinsurance and structured finance products.

We closely monitor our financial guaranty obligations and we use an internal classification process to identify and track troubled credits. We classify credits as “intensified surveillance credits” when we determine that continued performance is questionable and, in the absence of a positive change, may result in a claim. At September 30, 2008 and 2007, the financial guaranty segment had the following exposure on credits classified as intensified surveillance credits:

	September 30 2008		September 30 2007
($ in millions)	# of credits	Par Outstanding	# of credits	Par Outstanding
Less than $25	45	$306	20	$169
$25-$100	8	312	6	300
Greater than $100	2	589	—	—

Total	55	$1,207	26	$469

We establish loss and loss adjustment expenses (“LAE”) reserves on our non-derivative financial guaranty contracts as discussed in “Critical Accounting Policies—Reserve for Losses.” We have allocated non-specific and LAE reserves of $71.5 million on 41 of the intensified surveillance credits (representing an aggregate par amount of $654.4 million) at September 30, 2008, including 3 credits (representing an aggregate par amount of $134.2 million), for which we have established LAE reserves only. We expect that we will suffer losses with respect to these insured obligations approximately equal to the total amount reserved. At September 30, 2007, we had allocated non-specific reserves of $90.9 million on 10 intensified surveillance credits with an aggregate par amount of $282.1 million.

Included on the list of intensified surveillance credits as of September 30, 2008 are five derivative financial guaranty credits that total $521.1 million in par outstanding. One credit is an RMBS CDO transaction with par outstanding of approximately $485.8 million. This credit is discussed below under “Financial Guaranty Exposure Information—RMBS CDO Exposure.” We do not establish loss reserves on our derivative financial guaranty contracts. Gains and losses on derivative financial guaranty contracts are included in change in fair value of derivative instruments.

There is one credit at September 30, 2008 for which we have not established an allocated non-specific reserve that, without a positive change, may default in the near-term and could potentially result in a claim. Based on currently available information, we expect that any claim from this credit, should one arise, would range from a minimal amount up to approximately 50% of the $50.5 million in total par outstanding. The potential amount of any claim is not estimable at this point, in part, because of the availability of a number of strategic alternatives currently under consideration and other mitigating factors that could reduce or delay any payment from us. In addition, remediation efforts have added substantial additional collateral security for the insured obligation, which could reduce the amount of any claim we may be required to pay. We continue to collect and analyze additional information regarding that transaction.

We also have reinsured several primary financial guaranty insurers’ obligations with respect to $283.5 million in par outstanding related to Jefferson County, Alabama (the “County”) sewer bonds. We placed this credit on intensified surveillance during the first quarter of 2008, and in the second quarter of 2008, we placed this credit on case reserve. The County currently faces increased financing costs on its debt and could possibly face more rapid amortization on its bank liquidity support, which has contributed to financial stress on the County’s sewer system. The County and certain primary insurers entered into forbearance agreements with the liquidity banks with respect to $50.0 million of our par outstanding related to the County as of September 30, 2008, that are currently scheduled to expire on December 8, 2008. These agreements prevent the banks from demanding payment of accrued default rate interest under their liquidity agreements or taking other actions to enforce their rights under the liquidity agreements until the expiration of such forbearance agreements. Certain primary financial guaranty insurers have been working with the County and other parties to structure a resolution to the financial problems of the County’s sewer system. However, at this point, it is uncertain whether a solution acceptable to all parties can be obtained before the current expiration of the forbearance period, or whether new forbearance agreements will be entered into by the parties. We have paid $3.1 million in the aggregate in connection with prior extensions of the forbearance agreements. In addition, we anticipate making an additional $3.1 million payment in the fourth quarter of 2008 for rapid amortization of bank-held bonds. It is also expected that we will be required in the fourth quarter of 2008 to make interest payments on sewer warrants amounting to approximately $4.8 million in the aggregate. We have established a case reserve of $12.6 million for this credit. We have concluded that no additional loss beyond this amount is probable or estimable at this time.

Policy Acquisition Costs.    Policy acquisition costs were $15.4 million and $38.2 million, respectively, for the three and nine months ended September 30, 2008, compared to $10.9 million and $34.3 million, respectively, for the corresponding periods of 2007. Included in policy acquisition costs for the three and nine months ended September 30, 2008 were $0.2 million and $4.3 million, respectively, of origination costs related to derivative financial guaranty contracts, compared to $3.2 million and $11.0 million, respectively, for the corresponding periods of 2007. The costs to originate derivative financial guaranty contracts, unlike traditional financial guaranty insurance, are expensed immediately rather than deferred.

Other Operating Expenses.    Other operating expenses were $36.9 million and $72.6 million, respectively, for the three and nine month periods ended September 30, 2008, compared to $10.0 million and $37.2 million, respectively, for the corresponding periods of 2007. Operating expenses for the nine month period ended September 30, 2008 include an increase in severance costs, legal and accounting fees, and other third-party professional services. Year-to-date expenses for 2008 include severance and retention related expenses of $16.2 million, as a result of the reduction in our financial guaranty workforce.

Interest Expense.    Interest expense was $7.1 million and $18.8 million, respectively, for the third quarter and first nine months of 2008, compared to $4.8 million and $13.9 million, respectively, for the corresponding periods of 2007. Both periods include interest on our long-term debt and other borrowings, which was allocated to the financial guaranty segment.

Income Tax Provision (Benefit).    We recorded an income tax provision for the third quarter and nine months ended September 30, 2008 of $53.6 million and $279.5 million, respectively, compared to an income tax benefit of $99.4 million and $72.5 million, respectively, for the corresponding periods of 2007. The effective tax rate was 41.9% and 34.9%, respectively, for the third quarter and first nine months of 2008, compared to 39.2% and 49.4%, respectively, for the corresponding periods of 2007. The lower tax rate for the nine months ended September 30, 2008 reflects the tax benefits realized on pre-tax operating profits from our tax-advantaged securities.

Financial Guaranty Business Origination

The gross par (principal amount) originated by our financial guaranty segment for the periods indicated was as follows:

(In millions)	Three Months Ended September 30		Nine Months Ended September 30
Type	2008	2007	2008	2007
Public finance:
General obligation and other tax supported	$201	$1,723	$1,232	$4,541
Water/sewer/electric/gas and investor-owned utilities	122	970	704	1,777
Healthcare and “long-term” care	40	389	508	1,078
Airports/transportation	163	545	839	1,417
Education	40	208	82	521
Other municipal	—	114	127	271
Housing	—	1	11	14

Total public finance	566	3,950	3,503	9,619

Structured finance:
Collateralized debt obligations	—	1,732	141	12,922
Asset-backed obligations	—	387	221	1,074
Other structured	95	—	274	148

Total structured finance	95	2,119	636	14,144

Total	$661	$6,069	$4,139	$23,763

The net par originated and outstanding does not differ materially from the gross par originated and outstanding at September 30, 2008 and 2007 because we do not cede a material amount of business to reinsurers. The gross par originated includes both direct and assumed reinsurance business. Information regarding gross par originated for our assumed reinsurance business lagged by one quarter in periods prior to December 2007. Effective January 2008, this information is reported on a one month lag. Accordingly, the reinsurance gross premiums written for any given period after December 2007 exclude those gross premiums written from the last month of that period and include those gross premiums written from the last month of the immediately preceding period. Therefore, the gross par originated for our financial guaranty business does not precisely correspond to the corresponding premiums written in the period presented. The significant decrease in gross par originated on CDOs in 2008 was a result of our decision in March 2008 to discontinue writing insurance on CDOs.

Financial Guaranty Earned Premiums

The following schedule depicts the expected earned premiums for our existing financial guaranty portfolio, as of September 30, 2008. See Note 15 of Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of recaptures of business subsequent to September 30, 2008, including the potential impact on unearned premiums and future installments. Expected earnings will differ from contractual earnings because borrowers have the right to call or prepay financial guaranty obligations. Unearned insurance premium amounts are net of prepaid reinsurance.

(In millions)	Ending Net Unearned Premiums	Unearned Premium Amortization	Future Installments	Total Premium Earnings
2008	$628.7	$19.9	$3.8	$23.7
2009	570.5	58.2	30.3	88.5
2010	520.1	50.4	23.8	74.2
2011	473.1	47.0	17.5	64.5
2012	429.0	44.1	16.7	60.8

2008 – 2012	429.0	219.6	92.1	311.7
2013 – 2017	248.1	180.9	65.0	245.9
2018 – 2022	123.8	124.3	41.0	165.3
2023 – 2027	47.4	76.4	31.4	107.8
After 2027	—	47.4	55.7	103.1

Total	$—	$648.6	$285.2	$933.8

In addition to the expected earned premiums above, we also have expected future premium earnings on derivative contracts of $269.7 million, primarily in future installment premiums.

Financial Guaranty General Claims and Reserves Information

The following table shows the breakdown of the reserve for losses and LAE for our financial guaranty segment at the end of each period indicated:

(In thousands)	September 30 2008	December 31 2007	September 30 2007
Financial Guaranty:
Case reserves	$48,589	$33,317	$35,673
Allocated non-specific	71,610	141,270	90,948
Unallocated non-specific	42,871	49,195	49,310
Trade Credit Reinsurance and Other:
Case reserves	13,036	16,000	17,499
IBNR	7,863	13,522	16,289

Total	$183,969	$253,304	$209,719

The allocated non-specific and LAE reserves at September 30, 2008, relates to 47 credits with a par outstanding of $839.6 million, including 8 credits with a par amount of $319.4 million, for which we have established LAE reserves only. The allocated non-specific reserve at September 30, 2007, relates to 10 credits with a total par outstanding of $282.1 million. We have established case reserves for 33 credits with a par outstanding of $372.6 million. Our allocated non-specific reserves include credits classified as intensified surveillance as well as credits classified as special mention. See Note 13 of Notes to Unaudited Condensed Consolidated Financial Statements for a discussion regarding our classification of financial guaranty insurance contracts.

Financial Guaranty Exposure Information

The following table shows the distribution of financial guaranty’s $111 billion of net par outstanding, by type of exposure, and as a percentage of financial guaranty’s total net par outstanding as of September 30, 2008 and December 31, 2007:

	September 30 2008		December 31 2007
Type ($ in billions)	Net Par Outstanding	% of Total Net Par Outstanding	Net Par Outstanding	% of Total Net Par Outstanding
Public finance:
General obligation and other tax supported	$25.2	22.7%	$25.6	22.1%
Water/sewer/electric gas and investor-owned utilities	10.1	9.1	10.4	9.0
Healthcare and long-term care	10.6	9.5	12.4	10.7
Airports/transportation	7.0	6.3	6.9	6.0
Education	3.7	3.3	4.2	3.6
Other municipal	1.7	1.6	1.8	1.5
Housing	0.5	0.5	0.6	0.5

Total public finance	58.8	53.0	61.9	53.4

Structured finance:
Collateralized debt obligations	45.9	41.4	47.0	40.5
Asset-backed obligations	3.8	3.4	4.4	3.8
Other structured	2.5	2.2	2.7	2.3

Total structured finance	52.2	47.0	54.1	46.6

Total	$111.0	100%	$116.0	100%

CDO Exposure — In our structured finance CDO transactions, which are generally executed under documentation from the International Swap Dealers Association (“ISDA”) that is modified for each particular transaction, we generally provide credit protection for a specified pool of debt obligations and are obligated to pay a claim if aggregate losses for such debt obligations, upon the occurrence of specified credit events, exceed the specified subordination. In our Corporate CDOs, we generally provide credit protection for any reduction in value of senior unsecured debt of a referenced pool of corporate entities upon the occurrence of specified credit events with respect to a referenced corporate entity. In our other structured finance CDOs, the pool of debt obligations is either a series of asset-backed obligations or a single debt obligation whose payment stream comes from a series of asset-backed obligations. Specified credit events generally include the failure to pay interest or principal payments on the covered debt obligations or the bankruptcy of an issuer of such debt obligations. In addition, in certain instances, credit events also include certain restructurings, repudiation, moratorium and acceleration of the covered debt in our Corporate CDOs also represent credit events. In our structured finance CDO transactions, we may also be obligated to make a termination payment in respect of a transaction if our counterparty terminates the transaction as a result of our failure to make a payment when due, our insolvency pursuant to applicable insurance laws in three Corporate CDO transactions, upon a specified downgrade of our financial strength ratings by S&P and upon the occurrence of other specified additional termination events, the triggering of which are generally in our control.

The following table provides additional information regarding the distribution by asset class of financial guaranty’s structured finance CDO exposures:

Distribution of CDOs by Asset Class as of September 30, 2008 ($ in billions)

Asset Class	Net Par Outstanding	% of CDO Net Par Outstanding	% of Total Net Par Outstanding
Corporate CDOs	$38.0	82.8%	34.2%
Second to Pay Corporate CDOs	0.3	0.6	0.3

Total Corporate CDOs	38.3	83.4	34.5
Trust Preferred Securities (“TRUPS”)	2.2	4.8	2.0
CDO of CMBS	1.8	3.9	1.6
RMBS CDO	0.6	1.4	0.6
Other *	1.2	2.6	1.1

Subtotal	$44.1	96.1%	39.8%
Assumed CDOs	1.8	3.9	1.6

Total CDOs	$45.9	100%	41.4%

*	Includes collateralized loan obligations (“CLOs”) (both direct and second to pay) second to pay trust preferred CDOs and one direct multisector CDO.

Credit Exposure of Direct Corporate CDO Portfolio as of September 30, 2008 ($ in billions)

Year of Scheduled Maturity	Number of CDS Contracts/Policies	Aggregate Net Par Exposure		Initial Average # of Sustainable Credit Events(1)	Current Avg. # of Sustainable Credit Events(1)	Minimum # of Sustainable Credit Events(1)	Avg. # of Current Remaining Entities in Transaction
2008	1	$0.1		9.3	9.1	9.1	127
2009	7	1.0	(2)	12.1	11.2	5.8	122.7	(2)
2010	7	1.2		14.8	13.0	7.5	124.3
2011	3	1.5		39.1	39.1	31.4	101.3
2012	16	5.9		25.5	24.3	11.6	104.8
2013	36	15.2		31.9	31.3	16.6	101.1
2014	16	6.5		29.6	28.8	11.3	99.9
2017	17	6.3		26.0	25.2	13.7	101.4

Total	103	$37.7

No Corporate CDO transactions are scheduled to mature in 2015 or 2016. All of our direct Corporate CDO transactions are scheduled to terminate on or before December 2017.

(1)

The number of sustainable credit events represents the number of credit events on different corporate entities that can occur within a single transaction before we would be obligated to pay a claim, and is calculated using the weighted average exposure per corporate entity and assumes a recovery value of 30% to determine future losses (unless we have agreed upon a fixed recovery, then such fixed recovery is used to determine future loss).

(2)

In addition, we have a CDO-squared transaction (a transaction of a master CDO with four sub-pools of Corporate CDOs) with $243 million in outstanding notional exposure that is scheduled to expire in June of 2009, where we have exposure to an aggregate of 297 corporate entities.

Several significant financial institutions experienced credit events in the third quarter, including in particular Fannie Mae, Freddie Mac, Lehman Brothers Holdings Inc (“Lehman”), and Washington Mutual Inc. (“WaMu”, and together with Fannie Mae, Freddie Mac and Lehman, the “Recent Defaulted Entities”). The information provided above includes the impact of the credit events related to the Recent Defaulted Entities. The average subordination in our Corporate CDO portfolio has decreased by an average of 0.8% from origination (including the impact of all credit events to date, including the Recent Defaulted Entities). We have no single name credit default swap exposure to any of the Recent Defaulted Entities.

In addition, in early fourth quarter 2008, the Icelandic banks: Kaupþing Banki hf, Landsbanki Íslands hf and Glitnir Banki hf each experienced a credit event, but losses are not expected to be determined until mid November 2008. Assuming a recovery value of 10% for each such obligation (or if the parties agreed to a fixed recovery value, such fixed recovery value), the average number of sustainable credit events in the aggregate would decrease by 2.3%, from 26.5 to 25.9 credit events, and we would experience a 3.0% decrease in average subordination.

Our financial guaranty business has exposure to RMBS and CMBS. We retain this exposure through our insurance of CDOs that include asset classes of RMBS or CMBS (referred to as “CDO RMBS” and “CDO CMBS”) and through our insurance of asset-backed securities of RMBS outside of CDOs (referred to as “Non-CDO RMBS”). We do not have any exposure to CMBS outside of CDOs that we insure.

CDO CMBS Exposure — We have approximately $1.8 billion in exposure to CMBS through four synthetic insured CDOs. These four CDOs, each of which is currently rated AAA by both Moody’s and S&P, contain 127 triple-A rated CMBS tranches (the “CMBS Obligations”) that were issued as part of 88 securitizations (the “CMBS Securitizations”).

The following table provides information regarding our CMBS exposure as of September 30, 2008, including the average remaining subordination in the underlying CDOs and the average delinquencies per securitization. The average subordination reflects principal paydowns and defaults. Delinquencies reflect the average percentage (of total notional) of underlying CMBS transactions which are delinquent. Even if all of the current delinquencies resulted in defaults, substantial subordination would remain.

Financial Guaranty CDO CMBS Exposure ($ millions)

Total Size Of CDO	Radian Outstanding Exposure	Number of Obligations In CDO	Average Size of Obligation In CDO	Average Subordination of Obligation	Total Delinquencies (Average of Securitizations)	Radian Attachment Point	Radian Detachment Point
$1,500.0	$352.5	30	$50.0	14%	0.62%	6.50%	30.0%
1,000.0	430.0	40	25.0	13	0.55	7.00	50.0
2,400.0	598.5	30	80.0	20	0.51	5.10	30.0
1,935.5	450.0	27	72.0	31	0.67	6.80	30.0

	$1,831.0	127

The total balance of the reference obligations in these collateral pools equals $6.8 billion. The loan collateral pool supporting the CMBS Obligations consists of approximately 15,000 loans with a balance of approximately $200 billion. The underlying loan collateral is well diversified both geographically and by property type. Performance has been generally consistent with that of the CMBS market, with 91% of the 88 securitizations experiencing total delinquencies of less than 2.0%, and 61% of the securitizations experiencing total delinquencies of less than 1.0%.

RMBS CDO Exposure — We have subprime RMBS exposure through two directly-insured CDOs of ABS with an aggregate net par outstanding of $635.8 million (or 0.57% of financial guaranty’s total net par outstanding as of September 30, 2008). These transactions, with net par outstanding of $485.8 million and $150.0 million, respectively, were originally rated AAA/Aaa by S&P and Moody’s, respectively. The $485.8 million RMBS CDO transaction was downgraded by S&P on July 24, 2008 to B+ and by Moody’s on July 30, 2008 to A2. Notwithstanding such ratings, we assigned an internal rating equivalent to CCC- to this credit in August 2008, and we continue to monitor its performance closely. The $150.0 million RMBS CDO transaction remains rated AAA/Aaa by S&P and Moody’s, respectively.

As of September 30, 2008, 48 RMBS credits and 20 CDOs of ABS credits representing $334.7 million (or 55.6%) of the $601.9 million collateral pool underlying our $485.8 million RMBS CDO transaction had been downgraded by S&P or Moody’s and 13 of these credits, with a notional value of $60.9 million have defaulted. Due to substantial deterioration of the underlying collateral, which has accelerated over the past few quarters, we currently expect that the remaining subordination will not be sufficient to absorb losses from the remaining collateral. As a result, we expect to pay claims on this transaction, but not until 2024. No collateral has been downgraded or is on negative watch or review for possible downgrade in the transaction with $150.0 million exposure. The following table provides additional information regarding these two transactions.

	Collateral							Subordination		% of Collateral (Detachment Point)
Net Par Outstanding	RMBS (1)	CMBS	RMBS CDO	CDO of CDO	Other		Total	Amount	% of Collateral (Attachment Point)
($ in millions)								($ in millions)
$150.0	64.8%	0.0%	0.0%	0.0%	35.2	%(2)	100.0%	$78.0	13.0%	38.0%
$485.8	64.5%	14.0%	13.1%	3.4%	5.0%		100.0%	(3)	(3)	100.0%

(1)	Of the RMBS collateral included in the $150.0 million and $485.8 million transactions, approximately 15.8% and 42.7% of this collateral, respectively, represents subprime RMBS.
(2)	Includes 25.2% of other ABS collateral.
(3)	Although the current attachment point equals $119.9 million (19.79%), we do not currently expect that the remaining subordination will be sufficient to absorb losses from the remaining collateral.

Non-CDO ABS Exposure.    The following table shows the distribution of our $3.8 billion of net par outstanding on ABS obligations by type of exposure, by percentage of our total ABS obligation net par outstanding and by percentage of our total net par outstanding as of September 30, 2008.

Type of Asset-Backed Security	Amount	Percentage of ABS Net Par Outstanding	Percentage of Total Net Par Outstanding
	(in billions)
Consumer Assets	$1.3	34.2%	1.2%
Commercial and other	1.2	31.6	1.1
RMBS U.S. Domestic	1.1	28.9	1.0
RMBS International	0.2	5.3	0.2

RMBS Total	1.3	34.2	1.2

Total ABS	$3.8	100.0%	3.5%

U.S. Domestic Non-CDO RMBS Exposure — At September 30, 2008, our insured financial guaranty portfolio included approximately $1.1 billion of net par outstanding related to U.S. Domestic Non-CDO RMBS. Our exposure to U.S. Domestic Non-CDO RMBS is spread among 278 transactions and represents 0.98% of our total net par outstanding as of September 30, 2008.

A portion of our U.S. Domestic Non-CDO RMBS exposure is subprime RMBS exposure, which is spread among 141 transactions with the largest individual exposure being $43.0 million. 67.7% of our Non-CDO subprime RMBS exposure has been assumed as reinsurance, while 32.3% has been insured directly, with no new U.S. Domestic Non-CDO subprime RMBS having been written directly since 2004.

The following table provides additional information regarding our U.S. Domestic Non-CDO RMBS exposure as of September 30, 2008.

Financial Guaranty U.S. Domestic Non-CDO RMBS Exposure

($ in millions)

	Total Net Par Outstanding	Net Par Outstanding		% of U.S. Domestic Non- CDO RMBS Portfolio	2006/2007 Vintage %	% of Net Par Outstanding by Rating
		Direct	Assumed (1)			AAA *	AA *	A *	BBB *	BIG (2)*
Subprime	$392.5	$126.7	$265.8	36.1	10.2/31.2	17.4	0.6	2.2	4.5	75.3
Prime	274.7	123.0	151.7	25.3	6.6/33.1	64.6	7.7	3.9	15.4	8.4
Alt-A	388.2	73.2	315.0	35.7	26.0/32.9	50.7	2.6	8.5	12.3	25.9
Second to Pay	30.9	0.0	30.9	2.9	0.0/100.0	16.9	8.3	0.0	0.0	74.8

Total Non-CDO RMBS	$1,086.3	$322.9	$763.4	100.0	14.6/34.3	41.2	3.3	4.8	10.0	40.7

*	Ratings are based on our internal ratings estimate for these transactions.
(1)	As of September 30, 2008, we had approximately $192 million of exposure to home equity lines of credit (including $44 million to subprime and $66 million to Alt-A), all of which was assumed from our primary financial guaranty reinsurance customers.
(2)	Below investment grade. All below investment grade exposure is on financial guaranty’s Watch List and reserves have been established for these transactions as necessary.

Moody’s and S&P took multiple rating actions that affected RMBS and CDOs of asset backed securities between July 2007 and August 2008. We have no direct financial guaranty exposure to U.S. Domestic Non-CDO RMBS tranches that were downgraded or placed on negative watch by Moody’s or S&P as part of these ratings actions.

Results of Operations—Financial Services

Our financial services segment had net income for the third quarter and first nine months of 2008 of $9.3 million and $25.1 million, respectively, compared to net losses of $174.5 million and $136.4 million, respectively, for the comparable periods of 2007. Equity in net income of affiliates was $15.8 million and $44.0 million, respectively, for the third quarter and first nine months of 2008, compared to equity in net loss of affiliates of $448.9 million and $376.6 million, respectively, for the comparable periods of 2007. Sherman accounted for the total equity in net income of affiliates for the third quarter and first nine months of 2008, compared to $18.9 million and $74.8 million, respectively, in the comparable periods of 2007. The decrease in equity in net income of affiliates from Sherman in 2008 was the result, in part, of the sale of a portion of our interest in Sherman during the third quarter of 2007. We did not record any equity in net income of affiliates for C-BASS for 2008, compared to $467.8 million and $451.4 million of equity in net loss of affiliates for the third quarter and first nine months of 2007. The rapid decline in the subprime mortgage market during July 2007 was largely responsible for the impairment of our total interest in C-BASS in 2007. See Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements.

Off-Balance Sheet Arrangements

There have been no material changes to the information presented in our Annual Report on Form 10-K for the year ended December 31, 2007, except as follows:

At September 30, 2008, there were 15 NIMS trusts requiring consolidation in our condensed consolidated balance sheets. The amount included in other assets and variable interest entity debt related to these trusts was $4.5 million and $127.6 million, respectively. The consolidated NIMS assets are treated as derivatives in accordance with SFAS No. 133, and recorded at fair value. The consolidated NIMS VIE debt is recorded at fair value as allowed and elected by us, in accordance with the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). There are certain provisions in our guarantee contracts, which give us the ability to call the NIMS upon the occurrence of certain events that are outside of our control. Because of these circumstances, the VIE would not be exempt from consolidation considerations under Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46R, “Consolidation of Variable Interest Entities” (“FIN No. 46R”).

Contractual Obligations and Commitments

There have been no material changes outside the ordinary course of our business in our contractual obligations during the nine months ended September 30, 2008, except as follows:

On May 15, 2008 we amended our credit facility. This amendment modified the credit agreement and related loan documents, among other things, by (a) reducing the commitment size from $400 million to $250 million (with further reductions to a minimum of $150 million to take place if certain repayment events occur), (b) increasing the pricing under the credit agreement, (c) eliminating the ratings covenant contained in Section 6.10 of the credit agreement, and (d) securing the credit agreement with a security interest in certain collateral. This security interest was affected primarily through a lien in favor of the lenders to the facility in (i) our ownership interests in certain of our first-tier subsidiaries and (ii) substantially all our other personal property. In addition, we granted a lien in our ownership interest in Radian Guaranty in favor of the lenders to the facility and the holders of the securities issued under our public indentures. Modifications by the amendment of certain events of default under the credit agreement include (a) the reduction of certain grace periods applicable to existing events of default, (b) the addition of a new event of default in the case of a default under any one or more of the security documents to be executed in connection with the amendment, (c) a cross-default to other indebtedness, and (d) the occurrence of certain events with respect to any of our material insurance subsidiaries.

On September 18, 2008, we further amended our credit facility to allow us to, among other things, contribute our equity interest in Radian Asset Assurance to Radian Guaranty. In exchange for this and certain other flexibility, the amendment required us, among other things, to (a) further reduce the total outstanding principal amount from $200 million to $150 million (with further reductions to a minimum of $100 million to take place if certain repayment events occur) and (b) pledge our equity interest in Sherman.

Under the amended credit agreement, we and our material subsidiaries are subject to a number of other business and financial covenants and events of default, including without limitation: (1) maintaining at all times a Consolidated Net Worth (as defined in the amended credit agreement) of not less than $1.75 billion, plus an amount equal to 75% of the net proceeds of any equity issuance following the effective date of the amendment, subject to certain limited qualifications, and (2) maintaining a total debt to total capitalization ratio of 0.35 to 1 as of the end of any fiscal quarter. The credit agreement, as amended, also contains limitations on indebtedness, liens, mergers, consolidations, liquidations and sales, payment of dividends, investments, loans and advances and optional payments and modifications of subordinated and other debt instruments.

As a result of the recent ratings downgrades of Radian Asset Assurance and our decision to cease writing new financial guaranty business for the foreseeable future, we have put into place retention and severance agreements for certain surveillance, risk management and finance personnel. These retention packages are estimated at $29 million and are expected to be paid out by the end of 2009.

Liquidity and Capital Resources

Radian Group—Short-Term Liquidity Needs

Radian Group serves as the holding company for our insurance subsidiaries and does not have any significant operations of its own. Radian Group’s principal liquidity demands over the next 12 months include funds for the payment of dividends on our common stock, the payment of certain corporate expenses, and interest payments on our outstanding long-term debt and borrowings under our credit facility. Radian Group held directly or through an unregulated direct subsidiary, cash and liquid investment securities of $207.2 million at September 30, 2008. Current liquidity is approximately $400 million.

In July 2008, we reduced our quarterly common stock dividend from $0.02 per share to $0.0025 per share. Assuming that our common stock outstanding remains constant at 80,696,131 shares at September 30, 2008, we would require approximately $0.8 million to pay our quarterly dividends for the next 12 months. We also require approximately $56.5 million annually to pay the debt service on our outstanding long-term debt and other borrowings, including amounts drawn under our existing credit facility. The entire amount of such expenses and interest is charged to our operating subsidiaries via an expense sharing agreement.

Dividends from our insurance subsidiaries and Sherman, and permitted payments to Radian Group under tax- and expense-sharing arrangements with our subsidiaries, are Radian Group’s principal sources of cash. Our insurance subsidiaries’ ability to pay dividends to Radian Group is subject to various conditions imposed by the rating agencies for our insurance subsidiaries to maintain their ratings, and by insurance regulations obtaining insurance department approval. In general, dividends in excess of prescribed limits are deemed “extraordinary” and require insurance regulatory approval. Radian Group holds a direct ownership interest in Sherman, and therefore, dividends from Sherman are not subject to similar regulatory conditions. Sherman paid $35.5 million of dividends to Radian Group during the nine months ended September 30, 2008, compared to $51.5 million of dividends during the nine months ended September 30, 2007.

Radian Group has expense-sharing arrangements in place with its principal operating subsidiaries that require those subsidiaries to pay their share of holding company level expenses, including interest expense on long-term debt and other borrowings. These expense-sharing arrangements may be changed at any time by the applicable state insurance departments.

Under the tax-sharing agreement between Radian Group and our subsidiaries, our subsidiaries are required to pay to Radian Group on a quarterly basis, amounts required to pay their estimated tax liability for the current tax year on a separate company return basis. Radian Group is then required to refund to each subsidiary any amount that such subsidiary overpaid to Radian Group for a taxable year as well as any amount that the subsidiary could use through existing carry-back provisions of the Code, a portion of which may come from the IRS in the form of a tax refund. Currently, Radian Group has received approximately $365 million of payments under the tax sharing agreement that it may be required to repay to its subsidiaries in future periods. This amount is currently held in a non-regulated direct subsidiary of Radian Group and may be used by Radian Group to fund its obligations, including to pay dividends, service its long-term debt or other borrowings and for other general purposes. We currently estimate that approximately $72 million of this amount will be required to be refunded to Radian Guaranty in 2009 in accordance with the over-payment provision of the tax sharing agreement. In addition, because Radian Guaranty is expected to incur significant losses in the 2009 fiscal year, Radian Guaranty may be able to use the carry-back provisions of the Code to offset its taxable income in 2008 and prior years. In this event, Radian Group may be required under the tax agreement to pay to Radian Guaranty up to $521.9 million in 2010, depending on the extent of losses by Radian Guaranty in 2009.

During the current period, certain of our mortgage insurance subsidiaries other than Radian Guaranty each incurred estimated net operating losses on a tax basis that, if computed on a separate company return basis, could not be utilized through existing carry-back provisions of the Code. As a result, we are not currently obligated to reimburse them for their respective unutilized tax losses. However, if in a future period, any of these subsidiaries can realize their individual tax loss under the Code, then we will be obligated under the tax sharing agreement to fund such subsidiary’s share of the tax losses that could be utilized on a separate company tax return basis.

Currently, our total potential obligation for these subsidiaries is $364.9 million. Although we cannot provide any assurances, we believe it is unlikely that any of these entities will be in a position in the future to realize their individual tax losses, and therefore, we don’t expect to have to pay any amounts with respect to these subsidiaries.

We expect to fund all of Radian Group’s short-term liquidity needs with existing funds or from amounts received under the tax- and expense-sharing arrangements with our subsidiaries or as dividends to Radian Group from Sherman or our insurance subsidiaries, subject to regulatory requirements, which may include dividends from working capital. If the cash Radian Group receives from its subsidiaries pursuant to dividends and tax- and expense-sharing arrangements is insufficient for Radian Group to fund its obligations, Radian Group may be required to seek additional capital by incurring additional debt, by issuing additional equity or by selling assets, including our interest in Sherman, which we may not be able to do on favorable terms, if at all. In addition, we are required to repay amounts outstanding under our credit facility with any amounts we raise through the issuance of securities (e.g., debt, equity or hybrid securities) or the sale of certain of our assets, including Sherman. If required, there can be no assurance that we will be successful in raising additional capital.

In the third quarter of 2008, we amended our credit facility, reducing the principal amount outstanding from $200 million to $150 million. As a result, we currently have no additional borrowing capacity under our credit facility. See “Contractual Obligations and Commitments” above.

Radian Group—Long-Term Liquidity Needs

Our most significant need for liquidity beyond the next 12 months is the repayment of the principal amount of our outstanding long-term debt and other borrowings and the potential payment of up to $521.9 million to Radian Guaranty in 2010 under our tax-sharing arrangement as discussed above. Approximately $250 million in principal amount of our long-term debt and $150 million of principal borrowings under our credit facility are due in 2011. We expect to meet our long-term liquidity needs primarily through cash on hand and the private or public issuance of debt or equity securities. The current turmoil in the mortgage market has created a situation where we would likely not be able to refinance our long-term debt on favorable terms if it were due currently. We expect that market conditions will improve by 2011, but cannot provide any assurances that we will be able to access the capital markets on favorable terms, if at all.

Mortgage Insurance

The principal liquidity demands of our mortgage insurance business include the payment of operating expenses, including those allocated from Radian Group, claim payments, taxes, dividends to Radian Group and the growth of our insured mortgage insurance portfolio. The principal sources of liquidity in our mortgage insurance business are written premiums and net investment income. Our mortgage insurance business incurred significant losses during 2007 and 2008 due to the current housing and credit market downturn. We believe that the operating cash flows generated by each of our mortgage insurance subsidiaries will provide these subsidiaries with a substantial portion of the funds necessary to satisfy their claim payments and operating expenses during the remainder of 2008 and throughout 2009. If necessary, we believe that we have the ability to fund any operating cash flow shortfall from sales of securities in our investment portfolio maintained at our operating companies and from maturing investments. In the event that we are unable to fund excess claim payments and operating expenses through the sale of investments and from maturing investments, we may be required to incur unanticipated capital losses or delays in connection with the sale of less liquid securities held by our mortgage insurance business.

In light of the expected future losses by Radian Guaranty, we have determined it may be necessary to provide additional capital to Radian Guaranty in order to maintain adequate risk-to-capital ratios, leverage ratios and surplus requirements at Radian Guaranty and to protect its insurance financial strength ratings. In addition, additional capital, whether provided through internal sources as discussed below or raised in public or private markets, is an important component of our plan to regain Radian Guaranty’s AA ratings with S&P and Moody’s over a time period that is acceptable to us, as well as to the GSEs and our lender counterparties.

Accordingly, during the second quarter of 2008, Radian Asset Assurance declared an ordinary dividend of $107.5 million to Radian Group, of which $100 million was subsequently contributed to Radian Guaranty ($11.3 million was paid in June and the remainder in July). In addition, Radian Group contributed its equity interest in Radian Asset Assurance to Radian Guaranty in the third quarter of 2008. This restructuring provided significant, regulatory capital credit to Radian Guaranty and is intended to provide cash dividends to Radian Guaranty over time. The timing and amount of these cash infusions will depend on the dividend capacity of our financial guaranty business, which is governed by New York insurance laws. As of September 30, 2008, our financial guaranty business maintained claims paying resources of $2.9 billion, including a statutory surplus of $957.2 million. Assuming there is no material deterioration in the credit performance of our financial guaranty business, we expect to be able to pay a significant cash amount to our mortgage insurance business over time as our existing financial guaranty portfolio matures and the exposure is reduced. If the exposure is reduced on an accelerated basis through the recapture of business from the primary customers in our financial guaranty reinsurance business or otherwise, we may have the ability to release capital to our mortgage insurance business more quickly and in a greater amount. However, if the performance of our financial guaranty portfolio deteriorates materially, we would likely have less capacity to issue dividends to our mortgage insurance business and we could be restricted from issuing dividends altogether. See “Risk Factors-We may not be successful in executing upon our internally–sourced capital plan” below.

Financial Guaranty

The principal liquidity demands of our financial guaranty business include the payment of operating expenses, including those allocated from Radian Group, claim payments, taxes and dividends to Radian Guaranty. The principal sources of liquidity in our financial guaranty business are written premiums and net investment income. We believe that the investments and operating cash flows generated by each of our financial guaranty subsidiaries will provide these subsidiaries with the funds necessary to satisfy their claim payments and operating expenses during the remainder of 2008 and throughout 2009. If necessary, we believe that we have the ability to fund any operating cash flow shortfall from sales of securities in our investment portfolio maintained at our operating companies and from maturing investments. In the event that we are unable to fund excess claim payments and operating expenses through the sale of these investments and from maturing investments, we may be required to incur unanticipated capital losses or delays in connection with the sale of less liquid securities held by our financial guaranty business.

Reconciliation of Net Income to Cash Flows from Operations

The following table reconciles net (loss) income to cash flows from operations for the nine months ended September 30, 2008 and 2007 (in thousands):

	September 30 2008	September 30 2007
Net loss	$(160,187)	$(569,314)
Increase in reserves	1,082,130	251,896
Increase in premium deficiency reserves	135,726	155,176
Deferred tax provision	(170,448)	(527,002)
(Decrease) increase in unearned premiums	(93,985)	101,580
Decrease (increase) in deferred policy acquisition costs	56,357	(11,797)
Net (payments) receipts related to derivative contracts (1)	(9,328)	30,934
Equity in earnings of affiliates	(44,028)	376,645
Distributions from affiliates (1)	35,460	51,512
Gain on sale of affiliates	—	(182,016)
Purchases of trading securities (1)	(792,050)	—
(Gains) losses on financial instruments and change in fair value of derivatives	(801,920)	678,994
Decrease (increase) in prepaid federal income taxes (1)	544,658	(53,069)
Other	93,658	20,519

Cash flows (used in) provided by operating activities	$(123,957)	$324,058

(1)	Cash item.

Cash flows from operations for the nine months ended September 30, 2008 decreased from the comparable period of 2007. This decrease was mainly due to an increase in claims paid, purchases of trading securities and a decrease in distributions from affiliates. We expect a significant net cash outflow from operations during the next 12 months as a result of on-going losses in our mortgage insurance business.

Stockholders’ Equity

Stockholders’ equity was $2.3 billion at September 30, 2008, compared to $2.7 billion at December 31, 2007. The decrease in stockholders’ equity during this period resulted primarily from the net loss of $160.2 million and the net unrealized loss on investments of $221.4 million included in other comprehensive income.

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

Each loan that we insure is identified by product type (i.e., prime, subprime, Alt-A and pool) at the time the loan is initially insured. Different product types typically exhibit different loss behavior. Accordingly, our reserve model applies different ultimate claim rates and severities to each product type, taking into account the different loss development patterns and borrower behavior that are inherent in these products, as well as whether we are in a first- or second-loss position and whether there are deductibles on the insured loans. We use an actuarial projection methodology called a “roll rate” analysis to determine the projected ultimate claim rates for each product and to produce a reserve point for each product. As discussed above, the “roll rate” analysis uses claim payment history for each product to help determine the likelihood that a default will result in a claim and the amount that we will pay if a default becomes a claim. Therefore, the key assumption affecting our methodology is that future ultimate claim rates and severities will be consistent with our recent experience.

The following table shows the mortgage insurance range of loss and LAE reserves, and recorded reserves for losses and LAE, as of September 30, 2008 and December 31, 2007:

	As of September 30, 2008			As of December 31, 2007
Loss and LAE Reserves (in millions)	Low	High	Recorded	Low	High	Recorded
Mortgage Insurance Operations	$2,267.4	$2,667.2	$2,496.4	$1,239.7	$1,451.3	$1,345.5

Reserves for our mortgage insurance business are set at our modeled output for loss and LAE reserves. In light of the regular adjustments made to the underlying assumptions in our model as discussed above, we believe the amount generated by our model at September 30, 2008 best represents the most accurate estimate of our future losses and LAE. We believe the high and low amounts highlighted in the table above represent a reasonable estimate of the range of possible outcomes around our recorded reserve point for the period indicated.

We considered the sensitivity on loss reserve estimates at September 30, 2008, by assessing the potential changes resulting from a parallel shift in severity and claim rate. For example, assuming all other factors remain constant, for every 1% change in claim severity or claim rate, we estimated a $22.9 million change in our loss reserves at September 30, 2008.

In the financial guaranty segment, we establish loss reserves on our non-derivative financial guaranty contracts. We establish case and LAE reserves for specifically identified impaired credits that have defaulted and allocated non-specific and LAE reserves for specific credits that we expect to default and for specific credits in respect of which we have established LAE reserves only. In addition, we establish unallocated non-specific reserves for our entire portfolio based on estimated statistical loss probabilities. As discussed below, the reserving policies used by the financial guaranty industry are continuing to evolve and are subject to change.

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

-	At September 30, 2008, we had case reserves and LAE reserves on financial guaranty policies of $48.6 million. Of this amount, $15.3 million was attributable to a single manufactured housing transaction originated and serviced by Conseco Finance Corp. that was fully reserved for in 2003. The case and LAE reserves also include $33.3 million attributable to 32 reinsured obligations on which our total par outstanding is $357.3 million. These reserves are established based on amounts conveyed to us by the ceding companies and, to the extent sufficient information is available to us, confirmed by us. We do not have any reasonable expectation that the ultimate losses will deviate materially from the amount reserved.

-	At September 30, 2008, we have allocated non-specific and LAE reserves of $71.6 million, in respect of credits with a par amount of $839.6 million, including 8 credits with a par amount of $319.4 million for which we have established LAE reserves only. We expect that we will suffer losses or LAE with respect to these insured obligations approximately equal to the amount reserved of $71.6 million. Our allocated non-specific reserves include credits classified as intensified surveillance, as well as credits classified as special mention.

•

Our unallocated non-specific reserves are established over time by applying expected default factors to the premiums earned during each reporting period and discretionary adjustments by management as appropriate due to changes in expected frequency and severity of losses. The expected lifetime losses for each credit are determined by multiplying the expected frequency of losses on that credit by the expected severity of losses on that credit and multiplying this number, the loss factor, by that credit’s outstanding par amount. The expected frequency and severity of losses for each credit is generated from three sources—two that are published by major rating agencies and one that is generated by a proprietary internal model—based on the product class, published rating and term to maturity for each credit. We set the expected lifetime losses for each credit at a point in the range between the highest and lowest expected lifetime loss factors generated by the rating agency and internally-generated models. The default rates published by rating agencies tend to be very low because we mostly insure investment-grade obligations that, historically, have a very low probability of default. Although the default rate is low, the amount of losses upon default can be very high because we tend to insure large financial obligations. Because of the low incidence of losses on financial guaranty obligations, it is also very difficult to estimate the timing of losses on our insured obligations for which we have not yet established a case reserve or allocated non-specific reserve. The default factors for the nine months ended September 30, 2008 and 2007 approximated 10% of earned premiums on public finance credits and 15% of earned premiums on structured finance credits.

•

Our unallocated non-specific loss reserve at September 30, 2008, was $42.9 million. The range between the unallocated non-specific reserves that would have resulted from applying the highest and lowest default factors generated by any of the three models was approximately $23 million to $51 million, which we believe provides a reasonably likely range of expected losses.

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

Reserve for Premium Deficiency

In accordance with SFAS No. 60, our first- and second-lien mortgage insurance businesses are considered to be separate products due to the fact that these businesses are managed separately, priced differently and have a different customer base. SFAS No. 60 requires a premium deficiency reserve if the net present value of the expected future losses and expenses for a particular product exceeds the net present value for expected future premiums and existing reserves for that product. We reassess our expectations for premiums, losses and expenses for our businesses each quarter and update our premium deficiency analysis accordingly.

In the third quarter of 2007, we established a reserve for premium deficiency on our second-lien business. During the first nine months of 2008, the second-lien premium deficiency reserve decreased by approximately $14.3 million to $181.3 million as a result of the transfer of premium deficiency reserves to loss reserves and earned premiums, as actual losses were incurred and premiums received. This was partially offset by updated assumptions of future premiums and losses.

The net present value of expected losses and expenses on our first-lien business is $4.5 billion, offset by the net present value of expected premiums of $2.3 billion and already established reserves (net of reinsurance recoverables) of $2.0 billion. We expect that the first-lien business that we originated during the third quarter of 2008 will be profitable, and therefore, it is not included in our premium deficiency reserve. During the third quarter, we increased our expected losses on our first-lien portfolio as of June 30, 2008 by $48.5 million primarily due to our revised expectation for unemployment rates to peak at 7%. In light of the current uncertainty regarding U.S. unemployment, we believe it is reasonably likely that unemployment rates could peak at 10%. If this were to occur, we project that our first lien premium deficiency reserve would increase by approximately $0.3 billion.

The rate of return used to arrive at the present values for our first-lien premium deficiency reserve was 4.03% at September 30, 2008, which is our expected portfolio yield over the average duration of our first-lien portfolio. Expected losses include an assumed claim rate of approximately 14% on our total first-lien risk in force, including 11% on prime and 23% on subprime and Alt-A.

Numerous factors affect our ultimate claim rates, including home price depreciation, unemployment, loan claim recission and interest rates. We believe a 3% change in the ultimate claim frequency of 14% indicated above for our first-lien portfolio is reasonably possible given the uncertainty inherent in present market conditions. If claim rates were to increase by 3% to a total of 17%, the premium deficiency reserve would increase by $0.5 billion. If claim rates were to decrease by a similar percentage to a total of 11%, no premium deficiency reserve would be required.

Our premium deficiency reserve for second-lien business decreased during the first nine months of 2008 by approximately $14.3 million, resulting in a total second-lien premium deficiency reserve of approximately $181.3 million at September 30, 2008. Our second-lien portfolio is relatively seasoned, and as a result we do not believe that changes in macro economic factors will result in significant changes to our current loss projections.

Fair Value of Financial Instruments

We adopted SFAS No. 157 effective January 1, 2008 with respect to financial assets and liabilities measured at fair value. SFAS No. 157 (i) defines fair value, (ii) establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and (iii) expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for all financial statements issued for fiscal years beginning after November 15, 2007 on a prospective basis. There was no cumulative impact on retained earnings as a result of the adoption. In accordance with FASB Staff Position (“FSP”) SFAS No. 157-2, we have elected to defer the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities until January 1, 2009.

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

In accordance with SFAS No. 157, when valuing fair value measurements in a liability position we are required to incorporate into the fair value an adjustment that reflects our own non-performance risk. In the event that our investments or derivative contracts were sold or transferred in a forced liquidation, the fair values received or paid would be materially different than those determined in accordance with SFAS No. 157. As our credit spread widens, the fair value of our liabilities decreases. Our credit spread has widened by 2,275 basis points to 2,312 basis points from January 1, 2007 to September 30, 2008.

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

The level of market activity in determining the fair value hierarchy is based on the availability of observable inputs market participants would use to price an asset or a liability, including market value price observations. For markets in which inputs are not observable or limited, we use significant judgment and assumptions that a typical market participant would use to evaluate the market price of an asset or liability. These assets and liabilities are classified in Level III of our fair value hierarchy. The estimates of fair value of our investment assets reflect the risk of non-performance.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At September 30, 2008, our total Level III assets approximated 2.9%

of total assets measured at fair value and total Level III liabilities accounted for 100% of total liabilities measured at fair value. In the first nine months of 2008, credit spreads on underlying collateral, both corporate credit spreads and asset-backed spreads, widened significantly, which resulted in large unrealized losses on these positions. Offsetting these losses, due to the incorporation of our non-performance risk into our fair value measurements as required by SFAS No. 157, the fair value of our liabilities was reduced by approximately $2.3 billion, in the aggregate. The largest component of this reduction in value related to the valuation of our Corporate CDOs. The credit protection we offer on Corporate CDOs is generally senior investment grade debt, which carries a weighted average spread of approximately 109 basis points. Based on the September 30, 2008 parent company CDS spread of 2,312 basis points, the market valuation of our credit protection of these highly rated underlying tranches is minimal at September 30, 2008, resulting in a very low fair premium amount.

As of September 30, 2008, we have consolidated certain NIMS transactions requiring the reversal of a $123.1 million NIMS liability recorded at December 31, 2007, and the recognition of VIE debt of $127.6 million and NIMS assets of $4.5 million. During the first quarter of 2008, we transferred some of our hybrid securities from Level III to Level II due to the fact that at the time the securities were purchased there was no active market or observable inputs. These securities were more frequently traded, which provided observable inputs for our valuation. Realized and unrealized gains and losses on other investments included in Level III are generally recorded in net gains (losses) on other financial instruments; changes in fair value of certain RMBS securities included in other investments were reflected in change in fair value of derivative instruments. Realized and unrealized gains and losses on our Level III derivative assets and liabilities are recorded in change in fair value of derivative instruments.

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

Investments

U.S. Government and agency securities—The fair value of U.S government and agency securities is estimated using observed market transactions, including broker-dealer quotes and actual trade activity. As such, U.S government and agency securities are categorized in Level II of the fair value hierarchy.

Municipal and state securities—The fair value of municipal and state securities is estimated using recently executed transactions, market price quotations and pricing models that factor in, where applicable, interest rate yield curves and credit spreads for similar bonds. These securities are categorized in Level II of the fair value hierarchy.

Money market instruments—The fair value of money market instruments is based on daily prices which are published and available to all potential investors and market participants. As such, these securities are categorized in Level I of the fair value hierarchy.

Corporate bonds—The fair value of corporate bonds is estimated using recently executed transactions and market price observations. In addition, a spread model is used to incorporate early redemption features, when applicable. These securities are categorized in Level II of the fair value hierarchy or in Level III when significant unobservable inputs are used.

Asset-Backed Securities (“ABS”), Commercial Mortgage-Backed Securities (“CMBS”) and Collateralized Mortgage Obligations (“CMOs”)—The fair value of ABS, CMBS and CMOs is estimated based on prices of comparable securities and spreads, and observable prepayment speeds. These securities are generally categorized in Level II of the fair value hierarchy.

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

Equity securities—The fair value of these securities is generally estimated using observable market data in active markets or bid prices from market makers and broker dealers. Generally, these securities are categorized in Level I or II of the fair value hierarchy as observable market data is available on these securities. Securities that are not frequently traded or are not as liquid are categorized in Level II of the fair value hierarchy.

Other investments—The fair value of these securities is generally estimated by discounting estimated future cash flows. These securities are categorized in Level III of the fair value hierarchy.

Derivative Assets and Liabilities

Fair value is defined as the price that would be received in connection with the sale of an asset or that would be paid to transfer a liability. In determining an exit market, we consider the fact that most of our derivative contracts are unconditional and irrevocable, and contractually prohibit us from transferring them to other capital market participants. Accordingly, there is no principal market for such highly structured insured credit derivatives as defined by SFAS No. 157. In the absence of a principal market, we value these insured credit derivatives in a hypothetical market where market participants include other monoline mortgage and financial guaranty insurers with similar credit quality, as if the risk of loss on these contracts could be transferred to other mortgage and financial guaranty insurance and reinsurance companies. We believe that in the absence of a principal market, this hypothetical market provides the most relevant information with respect to fair value estimates.

We determine the fair value of our derivative assets and liabilities using internally-generated models. We reconcile or calibrate key inputs to market-based information, when available. Beginning in the first quarter of 2008, in accordance with SFAS No. 157, we made an adjustment to our derivative liabilities valuation methodology to account for our own non-performance risk by incorporating our observable credit default swap spread into the determination of the fair value of our credit derivatives. Our five-year credit default swap spread widened by 591 basis points during 2007 and an additional 1,684 basis points during 2008 to 2,312 basis points at September 30, 2008. Considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates are not necessarily indicative of amounts we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a significant effect on the estimated fair value amounts.

Put Options on CPS

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

The change in fair value of these put options will fluctuate with changes in our CDS spread. As discussed above, our CDS spread has widened significantly since 2007, and given this volatility, it is difficult to predict with reasonable likelihood the magnitude of future changes. The sensitivity of the fair value of our put options on CPS to our CDS spread as of September 30, 2008, assuming as of September 30, 2008 a 1,000 basis point widening, would have resulted in an unrealized loss of approximately $2 million, while a 1,000 basis point tightening would have resulted in an unrealized gain of $5 million. The put options on CPS are categorized in Level III of the fair value hierarchy.

NIMS credit derivatives and VIE derivative assets

NIMS credit derivatives are financial guarantees that we have issued on NIMS. NIMS VIE derivative assets represent derivative assets in the NIMS trusts that we are required to consolidate in accordance with FIN No. 46R. The estimated fair value on these financial instruments are derived from internally-generated discounted cash flow models. We estimate losses in each securitization underlying either the NIMS credit derivatives or the NIMS VIE derivative assets by applying expected default rates separately to loans that are delinquent and those that are paying currently. We then project prepayment speeds on the underlying collateral in each securitization, incorporating historical prepayment experience. The estimated loss and prepayment speeds are used to estimate the cash flows for each underlying securitization and NIMS bond, and ultimately, to produce the projected credit losses for each NIMS bond. In addition to expected credit losses, the fair value for each NIMS credit derivative is approximated by incorporating future expected premiums to be received from the NIMS trust. The projected net losses are discounted using a rate of return that incorporates our own non-performance risk, and based on our current credit default swap spread, results in a significant reduction of the derivative liability. Because NIMS guarantees are not market-traded instruments, considerable judgment is required in estimating fair value. The use of different assumptions and/or methodologies could have a significant effect on estimated fair values. The NIMS credit derivatives are categorized in Level III of the fair value hierarchy. As a result of having to consolidate several NIMS structures, the derivative assets held by the NIMS VIE are also fair valued using the same internally-generated valuation model.

Changes in our expected principal credit losses on NIMS could have a significant impact on our fair value estimate. The gross expected principal credit losses were $440 million as of September 30, 2008, which is our best estimate of settlement value and represents 96% of our total risk in force of $456 million. The fair value of our total net liabilities related to NIMS as of September 30, 2008, was $248 million. Our fair value estimate incorporates a discount rate that is based on our credit default swap spread, which has resulted in a fair value amount that is substantially less than the expected settlement value. Changes in the credit loss estimates will impact the fair value directly, reduced only by the present value factor, which is dependent on the timing of the expected losses and our credit spread. Expected losses are estimated for each transaction using projected default rates based on historical experience of similar transactions. There are no collateral recovery rates assumed given the loss position of the NIMS in the transaction structures. The NIMS VIE derivative assets are also categorized in Level III of the fair value hierarchy.

Corporate CDOs

The fair value of each of our Corporate CDO transactions is estimated based on the difference between (1) the present value of the expected future contractual premiums we charge and (2) the present value of our estimate of the expected future premiums that a financial guarantor of similar credit quality to us would charge (we refer to these premiums as the “fair premium”) to provide the same credit protection assuming a transfer of our obligation to such financial guarantor as of the measurement date. The discount rate used to estimate the present value of our contractual premium and fair premium is a risk-free rate plus our own credit default swap spread as of the measurement date.

Eighty two percent of our Corporate CDO transactions currently provide our counterparties with the right to terminate these transactions based on certain rating agency downgrades as described in Note 15 of Notes to Unaudited Condensed Consolidated Financial Statements below. In determining the fair value of these transactions, we adjust the contractual premiums for such transactions to reflect the estimated fair value of those premiums, based on our estimate of the probability of our counterparties exercising this termination right and the impact it would have on the remaining expected lifetime premium.

For each Corporate CDO transaction, we perform three principal steps in determining the fair premium amount:

•	First, we define a tranche on the CDX index (defined below) that equates to the risk profile of our specific transaction (we refer to this tranche as an “equivalent-risk tranche”);

•

Second, we determine the fair premium on the equivalent-risk tranche for those market participants engaged in trading on the CDX index (we refer to each of these participants as a “typical market participant”); and

•

Third, we adjust the fair premium for a typical market participant to account for the difference between the non-performance or default risk of a typical market participant and the non-performance or default risk of a financial guarantor of similar credit quality to us (in each case, we refer to the risk of non-performance as “non-performance risk”).

Defining the Equivalent-Risk Tranche — Direct observations of fair premiums for our transactions are not available since these transactions cannot be traded or transferred pursuant to their terms and there is currently no active market for these transactions. However, credit default swaps on tranches of a standardized index (the “CDX index”) are widely traded and observable, and provide relevant market data for determining the fair premium of our transactions, as described more fully below.

The CDX index is a synthetic Corporate CDO that is comprised of a list of corporate obligors and is segmented into multiple tranches of synthetic senior unsecured debt of these obligors ranging from the equity tranche (i.e., the most credit risk or first loss position) to the most senior tranche (i.e., the least credit risk). We refer to each of these tranches as a “standard CDX tranche”. A tranche is defined by an attachment point and detachment point, representing the range of portfolio losses for which the protection seller would be required to make a payment.

Our Corporate CDO transactions possess similar structural features to the standard CDX tranches, but often differ with respect to certain of the referenced corporate entities, term, attachment point and detachment points. Therefore, in order to determine the equivalent risk tranche for each of our Corporate CDO transactions, we determine the attachment and detachment points on the CDX index that have the same estimated probability of loss as the attachment and detachment points in our transactions. We begin by performing a simulation analysis of referenced entity defaults in our transactions to determine the probability of portfolio losses exceeding our attachment and detachment points. The referenced entity defaults are primarily determined based on the following inputs: the market observed credit default swap credit spreads of the referenced corporate entities, the correlations between each of the referenced corporate entities, and the term of the transaction.

For each referenced corporate entity in our Corporate CDO transactions, the credit default swap spreads associated with the term of our transactions (“credit curve”) define the estimated expected loss for each entity. The credit curves on individual referenced entities are generally observable. The expected cumulative loss for the portfolio of referenced entities associated with each of our transactions is the sum of the expected losses of these individual referenced entities. With respect to the correlation of losses across the underlying reference entities, two obligors belonging to the same industry or located in the same geographical region are assumed to have a higher probability of defaulting together (i.e., they are more correlated). An increase in the correlations between the referenced entities generally causes a higher expected loss for the portfolio associated with our transactions. The estimated correlation factors that we use are derived internally based on observable third-party inputs that are based on historical data. These inputs are adjusted to levels implied by observed market pricing on the standard CDX index. The impact of our correlation assumptions currently do not have a material effect on our fair premium estimates in light of the significant impact of our non-performance risk adjustment as described below.

Once we have established the probability of portfolio losses exceeding the attachment and detachment points in our transactions, we then use the same simulation method to locate the attachment and detachment points on the CDX index with the same probabilities. These equivalent attachment and detachment points define the equivalent-risk tranche on the CDX index that we use to determine fair premium.

Determining the Typical Fair Premium — The equivalent-risk tranches for our Corporate CDO transactions often are not identical to any standard CDX tranches. As a result, fair premium rates generally are not directly observable from the CDX index for the equivalent-risk tranche and must be separately determined. We make this determination through an interpolation in which we use the observed premium rates on the standard CDX tranches that most closely match our equivalent-risk tranche to derive the premium rate for the equivalent-risk tranche.

Non-Performance Risk Adjustment on Corporate CDOs — The fair premium rate estimated for the equivalent-risk tranche represents the premium rate for a typical market participant—not Radian. Accordingly, the final step in our fair value estimation is to convert this fair premium rate into a fair premium for a financial guarantor of similar credit quality to us. A typical market participant is contractually bound by a requirement that collateral be posted regularly to minimize the impact of this participant’s default or non performance. This collateral posting feature makes these transactions less risky to the protection buyer, and therefore, priced differently. None of our contracts require us to post collateral with our counterparties, which exposes our counterparties fully to our non-performance risk. We make an adjustment to the fair premium amount for a typical market participant to account for this contractual difference, as well as for the market’s perception of our default probability which is observable through our credit default swap spread. The amount of the adjustment is computed based on the correlation between the default probability of the transaction and our default probability. Our non-performance risk adjustment currently has a material impact on our fair premium estimates.

The estimated fair value of our Corporate CDO transactions is reasonably likely to change significantly with changes in the observed standard CDX index spread. As of September 30, 2008, a 25 basis point change in the spread on an equivalent-risk tranche of the CDX index would have resulted in a change of approximately $14 million to our estimated current fair value asset of $20.7 million, assuming our own credit default swap spread remains constant. As of September 30, 2008, a 1,000 basis point widening in our credit default swap spread, assuming the CDX spread remains constant, would have resulted in an unrealized gain of $15 million to our fair value. A 1,000 basis point tightening in our credit default swap and spread assuming the CDX spread remains constant, would have resulted in an unrealized loss of $128 million to our fair value. These credit derivatives are categorized in Level III of the fair value hierarchy.

Non-Corporate CDOs and Other Derivative Transactions

Our Non-Corporate CDO transactions include our guaranty of RMBS CDOs, CMBS CDOs, TRUPS CDOs, CDOs backed by other asset classes such as municipal securities and synthetic financial guarantees of asset-backed securities (such as auto loan and credit card securities) and project finance transactions. The fair value of our Non-Corporate CDO transactions is calculated as the net present value of the difference between our contractual premium and our estimate of the fair premium for these transactions. For our credit card and auto loan transactions, the fair premium is estimated using observed spreads on recent trades of securities that are similar to the securities that we guaranty. In all other instances, we utilize internal models to estimate fair premium as described below.

RMBS CDOs — The fair value estimates for our two remaining RMBS CDO transactions are derived using standard market indices and discounted cash flows, to the extent expected losses are estimable. The credit quality of the underlying referenced obligations in one of these transactions is reasonably similar to that which is included in the AAA-rated ABX.HE index, a standardized list of residential mortgage-backed security reference obligations. Accordingly, the fair premium for this transaction is derived directly from the observed spreads of this index. For our second RMBS CDO transaction, the underlying referenced obligations in this transaction have experienced significant credit deterioration, and, we expect this will result in claims. Fair premium for this transaction is determined using a discounted cash flow analysis. We estimate projected claims based on our internal credit analysis which is based on the current performance of each underlying reference obligation, and our estimate of the claim rate associated with the current delinquent loans. The expected cash flows from the underlying reference obligations are then present valued using a discount rate derived from the BBB- ABX.HE index. The insured cash flows are present valued using a discount rate that is equal to our credit default swap rate plus a risk free rate.

CMBS CDOs. — The fair premium estimates for our CMBS CDO transactions are derived directly from the observed spreads on the CMBX indices. The CMBX indices represent standardized lists of commercial mortgage-backed security reference obligations. A different CMBX index exists for different types of underlying referenced obligations based on their various origination periods and credit grades. For each of our CMBS CDO transactions we use the CMBX index that most directly correlates to our transaction with respect to the origination period and credit rating of the referenced obligations included in our transactions. The fair premium rate for each of our transactions is then determined based on the observed spread of the relevant CMBX index.

TRUPS CDOs. — Our TRUPS transactions are synthetic CDOs where the underlying referenced obligations are preferred securities of financial institutions consisting primarily of banks and insurance companies whose individual spreads are not observable. In each case, we provide credit protection on a specific tranche of each synthetic CDO. In determining estimated fair values of our TRUPS CDO transactions, we use internally-generated models to calculate the fair premium rate based on the following inputs: our contractual premium (which is estimated to be equal to the fair premium as of the contract date), the estimated change in the spread of the underlying referenced obligations, the remaining term of the TRUPS CDOs and the deterioration (if any) of the subordination. We start with our contractual premium amounts and then make an adjustment for the estimated change in the spread of the underlying referenced obligations from inception of the transaction to the current measurement date. To determine the spread of the underlying reference obligations, which are not observable, we assume these spreads to be proportional to the weighted average credit default swap spread of a group of investment grade and high yield institutions whose market risk is determined by us to be similar to the specific financial institutions underlying our TRUPS. The relationship between the spread on these referenced obligations and the spread on the tranche we insure is then determined based on the historical observed relationship between the spread on the referenced entities of the CDX index and the spread on a senior tranche of the CDX index, because the direct relationship for TRUPS CDOs is not observable. A separate adjustment to the premium rate is then calculated for each transaction based on its remaining average life. This adjustment accounts for changes in the remaining average life of our transactions and is based on historically observed prices for corporate obligations with similar remaining maturities. A separate adjustment to the fair premium is then calculated for each transaction based on any deterioration of subordination that has occurred since origination. This adjustment is based on a relationship between subordination and fair premium for a CDO transaction according to a simulation model. This adjustment is not currently significant to our overall fair value estimate given the significant remaining subordination underlying our deals.

All Other Non-Corporate CDOs and other Derivative Transactions — For all of our other Non-Corporate CDO and other derivative transactions observed prices and market indices are not available. As a result, we utilize an internal model that estimates fair premium based on a market rate of return that would be required for a monoline insurer to undertake the contract risk. The fair premium amount is calculated as the premium required to achieve a market rate of return (net of expected losses and other expenses) over an estimated internally developed risk-based capital amount. Such market rates of return approximate historical rates of return earned by financial guarantors. Expected losses and our internally developed risk-based capital amounts are projected by our model based on the internal credit rating, term, asset class, and current par outstanding for each transaction.

For each of the Non-Corporate CDO and other derivative transactions discussed above, with the exception of the RMBS CDO transaction that is valued using a discounted cash flow analysis we make an adjustment to the fair premium amounts described above to incorporate our own non-performance risk. The amount of the adjustment is computed based on the correlation between the default probability of the transaction and our default probability. The non-performance risk adjustment associated with our RMBS CDO is incorporated in the fair value as described above, and so no separate adjustment is required.

Changes in the estimated fair values for our Non-Corporate CDO transactions primarily result from changes in observed indices as discussed above, as well as changes in the market’s perception of our non-performance risk. A 25 basis point change in these observed indices discussed above, assuming our credit default swap spread remained constant, would have resulted in an immaterial change to our fair value liability of $35 million as of September 30, 2008. As of September 30, 2008, a 1,000 basis point widening in our credit default swap spread, assuming the observed index spreads remain constant, would have resulted in an unrealized gain of $5 million to our current fair value. A 1,000 basis point tightening in our credit default swap spread assuming the observed index spreads remain constant, would have resulted in an unrealized loss of $38 million to our current fair value. These credit derivatives are categorized in Level III of the fair value hierarchy.

The following table quantifies the impact of our non-performance risk on our Derivative Assets and Derivative Liabilities (in aggregate by type) presented in our consolidated balance sheets ($ in millions):

	January 1 2007	January 1 2008	March 31 2008	June 30 2008	September 30 2008
Radian 5-year credit default swap spread	37	628	1,095	2,530	2,312
(in basis points)

Product ($ in millions)	Impact of initial adoption 1/1/08 Unrealized gain	Cumulative Unrealized gain at 3/31/08	Cumulative Unrealized gain at 6/30/08	Cumulative Unrealized gain at 9/30/08
Corporate CDOs	$638.8	$1,584.8	$1,427.5	$1,294.8
Non-Corporate CDOs	185.8	326.2	373.0	678.3
NIMS and other	108.2	147.3	234.0	329.2

Total	$932.8	$2,058.3	$2,034.5	$2,302.3

The unrealized gain attributable to the market’s perception of our non-performance risk increased during the third quarter of 2008. This change was primarily driven by a change in the fair value estimate associated with one large RMBS CDO derivative transaction. Prior to the third quarter, the estimated fair value of this transaction was determined using market-based index spreads, and we did not expect to incur any losses based on an analysis of existing credit subordination at that time. However, the fair value liability as determined by such spreads was significant. Because we used index implied spreads to estimate fair value for this particular transaction prior to the third quarter, we also used the index implied credit loss duration, which was relatively short-term. This relatively short-term implied credit loss emergence resulted in a non-performance risk adjustment that was insignificant. During the quarter, this transaction experienced significant credit deterioration, and as part of our normal loss surveillance and risk management policies, we updated our loss projections and expect to incur significant credit losses. However, based on the deal structure, these losses are not estimated to be realized by us until 2024. We have utilized a discounted cash flow methodology in order to estimate fair value of this transaction in the third quarter. The unrealized loss decreased significantly in the third quarter as a result of using our credit default swap spread to discount the projected cash flows. The impact of the change in estimate related to this transaction for the third quarter was a reduction in our unrealized loss of approximately $384.1 million, and is included in the cumulative unrealized gain of $2.3 billion in the table presented above.

Assumed financial guaranty credit derivatives

In making our own determination of fair value for these credit derivatives, we use information provided to us by our counterparties to these reinsurance transactions, which are the primary insurers (the “primaries”) of the underlying credits, including the primaries’ fair valuations for these credits. The estimated fair value of pooled corporate CDO CDS contracts is based on the primaries’ pricing models that use the Dow Jones CDX for domestic corporate CDS contracts and iTraxx for European corporate CDS contracts. Each index provides price quotes for standard attachment and detachment points for contracts with maturities of three, five, seven and ten years. The quoted index price is calibrated by the primaries to the typical attachment points for that type of CDS contract in order to derive the appropriate value. The value of CDS and CLO contracts is estimated with reference to the all-in LIBOR spread in the current published JP Morgan High Yield CLO Triple-A Index, which includes a credit and funding component. The primaries’ models used to estimate the fair values of these instruments include a number of factors, including credit spreads, changes in interest rates, changes in correlation assumptions, current delinquencies, recovery rates and the credit ratings of referenced entities. In establishing our fair value marks for these transactions, we assess the reasonableness of the primaries’ valuations by (1) reviewing the primaries’ publicly available information regarding their mark-to-market processes, including methodology and key assumptions; and (2) discussing the changes in fair value with the primaries where the changes appear unusual or do not appear materially consistent with credit loss related information when provided by the primaries for these transactions. Despite significant volatility in relevant credit spreads during each of the four quarters ended September 30, 2008, in each of these quarters the change in fair value of our assumed financial guaranty credit derivatives represented less than 2.5% of our cumulative unrealized gains or losses on all credit derivatives, demonstrating the relative insensitivity of these transactions to spread changes. These credit derivatives are categorized in Level III of the fair value hierarchy.

Mortgage Insurance domestic and international CDS

In determining the estimated fair value of our mortgage insurance domestic CDS, we use internal models that employ a discounted cash flow methodology. We estimate losses in each securitization by applying expected default rates separately to loans that are delinquent and those that are paying currently. We then project prepayment speeds on the underlying collateral in each securitization, incorporating historical prepayment experience. The estimated loss and prepayment speeds are used to estimate the cash flows for each underlying securitization, and ultimately, to produce the projected credit losses for each CDS. In addition to expected credit losses, the fair value for each CDS is approximated by incorporating future expected premiums to be received from the CDS. The projected net losses are discounted using a rate of return that incorporates our own non-performance risk, and based on our current credit default swap spread level, results in a significant reduction of the derivative liability. The use of different assumptions and/or methodologies could have a significant effect on estimated fair values.

In determining the estimated fair value of our mortgage insurance international CDS, we use the following information: (1) fair value quotes from our counterparties, which are based on quotes for transactions with similar underlying collateral from market makers and other broker dealers, and (2) in the absence of observable market data for these deals, a review of monthly information regarding the performance of the underlying collateral and discussion with our counterparties regarding any unusual or inconsistent changes in fair value. In either case, in the event there are material inconsistencies in the inputs to determination of estimated fair value, they are reviewed and a final determination is made by management in light of the specific facts and circumstances surrounding each price. These credit derivatives are categorized in Level III of the fair value hierarchy. For each of the mortgage insurance international CDS transactions discussed above, we make an adjustment to the fair value amounts described above to incorporate our own non-performance risk. The amount of the adjustment is computed based on the correlation between the default probability of the transaction and our default probability.

Changes in our expected credit losses on mortgage insurance domestic CDS could have a significant impact on our fair value estimate for this product, with a maximum loss exposure of $162 million and expected losses as of September 30, 2008, in the amount of $128 million. Changes in the loss estimates will impact the fair value directly, reduced only by the discount factor, which is dependent on the timing of the expected losses. However, in light of our comparatively small amount of notional exposure on mortgage insurance domestic CDS, we do not expect changes in the fair value of this product to materially impact the overall fair value of our credit derivatives. Despite significant volatility in credit spreads during each of the four quarters ended September 30,

2008, in each of these quarters, the change in fair value of our mortgage insurance international CDS represented less than 4% of our cumulative unrealized gains or losses on all credit derivatives, demonstrating the relative insensitivity of these transactions to spread changes. The mortgage insurance domestic CDS are categorized in Level III of the fair value hierarchy.

Given the relatively high level of volatility in spreads underlying our collateral (including our own credit default swap spread) during recent quarters, the sensitivities presented above are higher than our longer term historical experience, where spread volatilities rarely exceeded 20 basis points in a quarter. The range of 1,000 basis point tightening and 1,000 basis point widening was determined to a significant degree based on our most recent experience, which we believe is reasonably likely to continue in the current market environment despite historic levels that were much more stable.

The sensitivities of the CDX spreads to our insured tranche spreads presented above were set at a point that is between the long-term historical quarterly volatility and the recent volatility experienced. The CDX senior tranche spread experienced for the last four quarters ranged from 19 basis points to 173 basis points. This volatility has far exceeded our previous experience in 2006 and early 2007 where the same CDX tranche had its spread moving between 3 basis points to 9 basis points. More weighting was given to recent volatility levels in determining sensitivities that are reasonably likely as these were viewed to be more relevant data points.

We received comments from the SEC related to our 2007 fiscal year Form 10-K and our June 30, 2008 Form 10-Q pertaining to our accounting and disclosures, including our valuation of derivative instruments. In particular, the SEC has requested additional information about our methodology used to estimate the fair values of these derivative instruments and our related disclosures.

The SEC may continue to have comments regarding our fair value accounting and the related disclosures. It is possible that the SEC could ultimately disagree with our methodology used to determine the fair value of accounting for our derivative instruments, or require additional disclosure, which may require us to amend our 10-K for the year ended December 31, 2007, our June 30, 2008 Form 10-Q and this Form 10-Q.

Fair Value Option

In February 2007, the FASB issued SFAS No. 159. SFAS No. 159 permits entities to choose to measure financial instruments and certain other items at fair value. Items eligible for fair value measurement by this statement are (i) recognized financial assets and financial liabilities (with some exceptions), (ii) firm commitments that would otherwise not be recognized at inception and that involve only financial instruments, (iii) non-financial insurance contracts and warranties that an insurer can settle by paying a third party to provide those goods or services, and (iv) host financial instruments resulting from separation of an embedded non-financial derivative instrument from a non-financial hybrid instrument.

We adopted SFAS No. 159 effective January 1, 2008 and elected to measure at fair value the consolidated NIMS VIE debt in order to achieve a value that reflects our financial guaranty obligations associated with the NIMS. As of September 30, 2008, the face value of our consolidated liability is $191.8 million and includes $14.8 million that has been issued by our consolidated trusts but is not guaranteed by us.

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

A summary of our derivative assets and liabilities, as of and for the periods indicated, is as follows:

Balance Sheets (In millions)	September 30 2008	December 31 2007
Derivative assets:
Financial Guaranty credit derivative assets	$66.5	$8.0
NIMS assets	6.5	—
Put options on CPS (1)	97.0	35.2
Mortgage Insurance international CDS assets	1.1	—

Total derivative assets	171.1	43.2

Derivative liabilities:
Financial Guaranty credit derivative liabilities	122.9	785.6
NIMS liabilities	124.9	433.9
Mortgage Insurance domestic and international CDS liabilities	95.5	86.2

Total derivative liabilities	343.3	1,305.7

Total derivative liabilities, net	$(172.2)	$(1,262.5)

These amounts represent gross unrealized gains and gross unrealized losses on derivative assets and liabilities. The notional value of our derivative contracts at September 30, 2008 and December 31, 2007 was $56.9 billion and $57.7 billion, respectively.

The components of the gain (loss) included in change in fair value of derivative instruments are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(In millions)	2008	2007	2008	2007
Net premiums earned – derivatives (1)	$18.7	$28.0	$64.8	$99.5
Financial Guaranty credit derivatives	156.9	(255.8)	724.7	(263.2)
NIMS	(35.9)	(366.7)	119.1	(426.3)
Mortgage Insurance domestic and international CDS	40.7	(21.4)	(30.5)	(43.8)
Put options on CPS (2)	(14.4)	—	57.6	—
Other	(1.2)	—	(6.9)	—

Change in fair value of derivative instruments	$164.8	$(615.9)	$928.8	$(633.8)

(1)	In previous periods, net premiums earned on derivatives were reported in premiums earned in our condensed consolidated statements of operations. This reclassification is the result of a financial guaranty industry-wide effort, in consultation with the SEC, to present the results from credit derivative transactions consistently.
(2)	Prior to the fourth quarter of 2007, this amount was immaterial to the condensed consolidated financial statements.

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

As a result of the establishment of a first-lien premium deficiency reserve in the second quarter of 2008, all first-lien domestic deferred policy acquisition costs on insurance written prior to June 30, 2008, were written off during that period.

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

Recent Accounting Pronouncements

In October 2008, the FASB issued FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active” (“FSP FAS No. 157-3”). FSP FAS No. 157-3 clarifies the application of FAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued. We considered the guidance provided by FSP FAS No. 157-3 in determining the fair value of our financial assets for the quarter ended September 30, 2008 and it did not have a significant impact to our condensed consolidated financial statements.

In September 2008, the FASB issued FSP No. 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161”. This FSP amends Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. It also clarifies the Board’s intent about the effective date of SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities discussed below. The FSP is intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives. The disclosures required by the new FSP are effective for reporting periods (annual or interim) ending after November 15, 2008.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60” (“SFAS No. 163”). SFAS No. 163 clarifies how SFAS No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. The scope of SFAS No. 163 is limited to financial guarantee insurance (and reinsurance) contracts issued by insurance enterprises included within the scope of SFAS No. 60. SFAS

No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS No. 163 does not apply to financial guarantee insurance contracts accounted for as derivative contracts under SFAS No. 133. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities, which are effective for September 30, 2008. See Note 13 to our Condensed Consolidated Financial Statements. Management is currently evaluating the impact of the adoption of SFAS No. 163, which could be material.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires increased qualitative, quantitative and credit–risk disclosures including: (a) how and why an entity is using a derivative instrument or hedging activity; (b) how the entity is accounting for its derivative instrument and hedged items under SFAS No. 133 and (c) how the instrument affects the entity’s financial position, financial performance and cash flows. SFAS No. 161 also amends SFAS No. 107 to clarify that derivative instruments are subject to SFAS No. 107’s concentration–of–credit–risk disclosures. SFAS No. 161 is effective for quarterly interim periods beginning after November 15, 2008, and fiscal years that include those quarterly interim periods. Management currently is considering the impact and disclosure requirements that may result from the adoption of SFAS No. 161.

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

Market risk represents the potential for loss due to adverse changes in the value of financial instruments as a result of changes in market conditions. Examples of market risk include changes in interest rates, foreign currency exchange rates, credit spreads and equity prices. We perform, on an annual basis, a sensitivity analysis to determine the effects of market risk exposures on our financial instruments, including in particular, investment securities in our investment portfolio and certain financial guaranty insurance contracts. This analysis is performed by expressing the potential loss in future earnings, fair values or cash flows of market risk sensitive instruments resulting from one or more selected hypothetical changes in interest rates, foreign currency exchange rates, credit spreads and equity prices. Our sensitivity analysis is sometimes referred to as a parallel shift in yield curve with all other factors remaining constant. In addition, on a quarterly basis, we review changes in interest rates, foreign currency exchange rates, credit spreads and equity prices to determine whether there has been a material change in our market risk since that presented in connection with our annual sensitivity analysis.

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

We estimate the changes in fair value of our fixed-income securities by projecting an instantaneous increase and decrease in interest rates. The carrying value of our total investment portfolio at September 30, 2008 and December 31, 2007, was $6.2 billion and $6.4 billion, respectively, of which 67.7% and 73.3% at September 30, 2008 and December 31, 2007, respectively, was invested in fixed income securities. Our analysts calculate duration, expressed in years, as an estimate of interest rate sensitivity of our fixed income securities. A 100 basis point increase in interest rates would reduce our fixed income securities by $320 million, while a 100 basis point decrease in interest rates would increase our fixed income securities by $314 million. At September 30, 2008, the average duration of the fixed-income portfolio was 5.7 years.

The market value and carrying value of our long-term debt at September 30, 2008 was $405.5 million and $758.3 million, respectively.

Credit Spread Risk

We provide credit protection in the form of credit default swaps and other financial guaranty contracts that are marked to market through earnings under the requirements of SFAS No. 133. With the exception of NIMS and certain domestic mortgage insurance CDS, these financial guaranty derivative contracts generally insure obligations with considerable subordination beneath our exposure at the time of issuance. The underlying asset classes of these obligations include corporate, asset-backed, residential mortgage-backed and commercial mortgage-backed securities. With the exception of NIMS and certain domestic mortgage insurance CDS contracts (for which deterioration in value is primarily attributed to future expected credit losses), the value of our financial guaranty derivative contracts were affected predominantly by changes in credit spreads of the underlying obligations’ collateral, in some cases compounded by ratings downgrades of insured obligations. As credit spreads and ratings change, the values of these financial guaranty derivative contracts will change and the resulting gains and losses will be recorded in our net income. In addition, with the adoption of SFAS No. 157, we have incorporated the market’s perception of our non-performance risk into the market value of our derivative liabilities.

Sensitivity to changes in credit spreads can be estimated by projecting a hypothetical instantaneous shift in credit spread curves. The following table presents the pre-tax change in fair value of our financial guaranty derivatives portfolio as a result of instantaneous shifts in credit spreads as of September 30, 2008. These changes were calculated using the valuation methods described in “Critical Accounting Policies” included herein. Contracts for which the fair value is calculated using specific dealer quotes or actual transaction prices are excluded from the following table as we are unable to obtain data necessary to model hypothetical changes in these contracts.

	Change in Credit Spreads (In thousands)
	10% Spread Widening	10% Spread Tightening
Estimated pre-tax (loss) gain	$(51,197.5)	$51,185.2

The table below presents the pre-tax change in fair value of our financial guaranty derivatives portfolio as a result of an instantaneous shift of the Radian credit default swap curve in isolation:

	Change in our Spreads (In thousands)
	1000 basis point Spread Widening	1000 basis point Spread Tightening
Estimated pre-tax gain (loss)	$18.3	$(195.3)

Foreign Exchange Rate Risk

One means of assessing exposure to changes in foreign currency exchange rates on market sensitive instruments is to model effects on reported earnings using a sensitivity analysis. We analyzed our currency exposure as of September 30, 2008 by identifying investments in our investment portfolio that are denominated in currencies other than the U.S. dollar. As part of our analysis, our investment portfolio foreign currency exposures were remeasured, generally assuming a 10% decrease in currency exchange rates compared to the U.S. dollar. With all other factors remaining constant, we estimated that such a decrease would reduce our investment portfolio held in foreign currencies by $10.6 million as of September 30, 2008.

At September 30, 2008, we held approximately $43.3 million of investments denominated in Euros. The value of the Euro against the U.S. dollar weakened from 1.43 at September 30, 2007 to 1.41 at September 30, 2008. At September 30, 2008, we held approximately $47.0 million of investments denominated in Japanese yen. The value of the yen against the U.S. dollar strengthened from 0.0087 at September 30, 2007 to 0.0094 at September 30, 2008. There has been no material change in our foreign exchange rate risk during the quarter ended September 30, 2008.

Equity Market Price

At September 30, 2008, the market value and cost of our equity securities were $265.9 million and $285.2 million, respectively. Included in the market value and cost of our equity securities are $36.5 million and $49.5 million, respectively, related to trading securities. Exposure to changes in equity market prices can be estimated by assessing potential changes in market values on our equity investments resulting from a hypothetical broad-based decline in equity market prices of 10%. With all other factors remaining constant, we estimated that such a decrease would reduce our investment portfolio held in equity investments by $26.6 million as of September 30, 2008. There has been no material change in our equity market price risk during the quarter ended September 30, 2008.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008. Based on that evaluation, as a result of the material weakness in our internal control over financial reporting identified below, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2008, our disclosure controls and procedures were not effective in ensuring that the information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported on a timely basis, and that this information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures. Notwithstanding this material weakness, our Chief Executive Officer and Chief Financial Officer believe that the financial statements included with this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods and dates presented. As part of our quarterly review process, management maintained certain additional financial review procedures, including more frequent communications among our accounting and finance personnel and our internal auditors, and utilized outside consultants as necessary in order to properly perform the quarterly financial close and review process.

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

As previously reported, we initially identified material weakness in our internal control over financial reporting at September 30, 2007, primarily as a consequence of increased turnover in key positions in our accounting and finance organization following our proposed, but subsequently terminated merger with MGIC. We have been actively engaged in corrective actions to address this material weakness, including (1) as a result of a professional search that we initiated immediately following the termination of our merger with MGIC, we hired a new corporate controller and have subsequently added more resources to our finance and accounting department; (2) reviewing and reorganizing our accounting organization to provide improved lines of responsibility, review and authority; and (3) strengthening our compensation program aimed at retaining personnel, including critical accounting and finance personnel. Management believes that these remediation efforts are contributing to improved controls generally, and in particular those surrounding: (1) identification of derivative transactions, (2) review and testing of complex derivative valuation models and (3) identification of contract terms and transactions requiring consolidation and eventually, to the remediation and elimination of this material weakness.

Change in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the nine months ended September 30, 2008 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

As previously disclosed, in August and September 2007, two purported stockholder class action lawsuits, Cortese v. Radian Group Inc. and Maslar v. Radian Group Inc., were filed against Radian Group Inc. and individual defendants in the U.S. District Court for the Eastern District of Pennsylvania. The complaints, which are substantially similar, allege that we were aware of and failed to disclose the actual financial condition of C-BASS prior to our declaration of a material impairment to our investment in C-BASS. On January 30, 2008, the Court ordered that the cases be consolidated into In re Radian Securities Litigation and appointed the Institutional Investors Iron Workers Local No. 25 Pension Fund (“Iron Workers”) and the City of Ann Arbor Employees’ Retirement System (“Ann Arbor”) Lead Plaintiffs in the case. On April 16, 2008, a consolidated and amended complaint was filed, adding one additional defendant. On June 6, 2008, we filed a motion to dismiss this case, which has been fully briefed. While it is still very early in the pleadings stage, we do not believe that the allegations in the consolidated cases have any merit and we intend to defend against this action vigorously.

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

On June 26, 2008, we filed a complaint for declaratory judgment in the United States District Court for the Eastern District of Pennsylvania, naming IndyMac, Deutsche Bank National Trust Company, Financial Guaranty Insurance Company (“FGIC”), AMBAC Assurance Corporation and MBIA Insurance Corporation as defendants. The suit involves three Radian pool policies covering second-lien mortgages, entered into in late 2006 and early 2007 with respect to loans originated by IndyMac. We are in a second loss position behind IndyMac and in front of three defendant financial guaranty companies. We are alleging that the representations and warranties made to us to induce us to issue the policies were materially false, and that as a result, the policies should be void. The total amount of our claim liability is approximately $77 million. We have established loss reserves equal to the total amount of our exposure to these transactions. On June 27, 2008, IndyMac filed a suit against us in California State Court in Los Angeles on the same policies, alleging that we have wrongfully denied claims or rescinded coverage on the underlying loans. We are moving to have that suit dismissed or removed to federal court and stayed pending our suit in the Eastern District of Pennsylvania. IndyMac and the Federal Deposit Insurance Corporation, which now controls IndyMac, have obtained stays of the federal action and California action until November 26, 2008 and November 10, 2008, respectively. There are related suits between FGIC and IndyMac in California and the Southern District of New York which may also be consolidated with our suit at a later date.

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

As previously disclosed, on October 3, 2007, we received a letter from the staff of the Chicago Regional Office of the Securities Exchange Commission stating that the staff is conducting an investigation involving Radian Group and requesting production of certain documents. The staff has also requested that certain Radian employees provide voluntary testimony in this matter. We believe that the investigation generally relates to the proposed merger with MGIC and Radian’s investment in C-BASS. We are cooperating with the requests of the SEC. The SEC staff has informed us that this investigation should not be construed as an indication by the Commission or its staff that any violation of the securities laws has occurred, or as a reflection upon any person, entity or security

Item 1A.	Risk Factors.

There have been no material changes in the risks affecting us or our subsidiaries as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 except as set forth in Item 1A of Part II of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008 and as set forth below.

Because most of the mortgage loans that we insure are sold to Freddie Mac and Fannie Mae, changes in their charters or business practices could significantly impact our mortgage insurance business.

Freddie Mac and Fannie Mae are the beneficiaries of the majority of our mortgage insurance policies. Freddie Mac’s and Fannie Mae’s federal charters generally prohibit them from purchasing any mortgage with a loan amount that exceeds 80% of the home’s value, unless that mortgage is insured by a qualified insurer or the mortgage seller retains at least a 10% participation in the loan or agrees to repurchase the loan in the event of a default. As a result, high-LTV mortgages purchased by Freddie Mac or Fannie Mae generally are insured with private mortgage insurance.

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

Freddie Mac’s and Fannie Mae’s business practices may be impacted by their results of operations as well as legislative or regulatory changes governing their operations. In July 2008, an overhaul of regulatory oversight of the GSEs was enacted. The new provisions, contained within the Housing and Economic Recovery Act, encompass substantially all of the GSEs’ operations. This new law abolished the former regulator for the GSEs and created a new, stronger regulator, the Federal Housing Finance Agency (the “FHFA”), in addition to other oversight reforms.

In September 2008, the FHFA was appointed as the conservator of the GSEs. As their conservator, the FHFA controls and directs the operations of the GSEs. The appointment of a conservator may increase the likelihood that the business practices of Fannie Mae and Freddie Mac will change in ways that may have a material adverse effect on us. In addition, the appointment of a conservator increases the likelihood that the U.S. Congress will examine the role and purpose of the GSEs in the domestic housing market and potentially propose certain structural and other changes to the GSEs. Although we believe that private mortgage insurance will continue to play an important role in any future structure involving the GSEs, there is a possibility that new federal legislation could reduce the level of private mortgage insurance coverage used by the GSEs as credit enhancement or eliminate the requirement altogether.

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

We could lose our Top Tier status with the GSEs, causing Freddie Mac and Fannie Mae to decide not to purchase mortgages or mortgage-backed securities insured by us, which would significantly impair our mortgage insurance franchise.

In order to maintain the highest level of eligibility (“Top Tier”) with Freddie Mac and Fannie Mae, mortgage insurers generally must maintain an insurer financial strength rating of AA- or Aa3 from at least two of the three ratings agencies by which they are customarily rated. If a mortgage insurer were to lose Top Tier eligibility, Freddie Mac and/or Fannie Mae could restrict the mortgage insurer from conducting certain types of business with them or take actions that may include not purchasing loans insured by the mortgage insurer. In light of the on-going market turmoil that has adversely affected mortgage insurers, both Freddie Mac and Fannie Mae have indicated that loss of Top Tier mortgage insurer eligibility due to such a downgrade will no longer be automatic and will be subject to review if and when the downgrade occurs.

Our mortgage insurance subsidiaries have been downgraded below AA-/Aa3 by S&P and Moody’s. In response to these ratings actions, we have presented business and financial plans to Freddie Mac and Fannie Mae for how to restore profitability and ultimately regain a AA rating for our mortgage insurance business. These plans recently have focused on our completed internal reorganization in which we contributed our financial guaranty business to our mortgage insurance business, thus providing our mortgage insurance business with substantial regulatory capital credit and potential cash infusions over time. See “We may not be successful in executing upon our internally-sourced capital plan” below for risks associated with this plan. In addition, significant changes to the underwriting and pricing of our business are also included in our plans submitted to the GSEs. The amount of capital credit that we may receive as a result of the internal reorganization is uncertain and depends on the rating agencies and GSE’s views of the credit quality of our financial guaranty portfolio and our expected dividend capacity from financial guaranty, among other factors. If the capital credit we receive from the rating agencies and GSEs is less than they believe may be required by our mortgage insurance business, we could lose Top Tier eligibility with the GSEs and/or be further downgraded by the rating agencies.

Although their initial reactions to our plans were favorable, we cannot be certain that either Freddie Mac or Fannie Mae will accept our plans or if we are further downgraded that we will be able to retain Top Tier eligibility from either of them. Any additional downgrade of the insurance financial strength ratings for our mortgage insurance business could make it more difficult for us to maintain our Top Tier status, would create a competitive advantage for those mortgage insurers that maintain higher ratings than us, and could erode customer confidence in our mortgage insurance product. Any further downgrade also could negatively impact the credit ratings of Radian Group and result in further downgrades of our financial guaranty subsidiaries. Loss of our Top Tier eligibility status would likely have an immediate and material adverse impact on the franchise value of our mortgage insurance business and our future prospects and could negatively impact our results of operations and financial condition.

We may not be successful in executing upon our internally-sourced capital plan

During the third quarter of 2008, we executed upon an internally-sourced capital plan by contributing our financial guaranty business to our mortgage insurance business. This reorganization, which does not impact the liquidity of Radian Group, provided our mortgage insurance business with immediate and substantial regulatory capital credit. Importantly, it also is intended to provide our mortgage insurance business with significant cash infusions over time. The timing and amount of these cash infusions will depend on the dividend capacity of our financial guaranty business, which is governed by New York insurance laws. As of September 30, 2008, our financial guaranty business maintained a statutory surplus of $957 million and claims paying resources of $2.9 billion. Assuming the credit performance of our financial guaranty business remains stable, we expect to be able to issue significant dividends to our mortgage insurance business over time as our existing financial guaranty portfolio matures and the exposure is reduced. If the exposure is reduced on an accelerated basis through the recapture of insured business from the primary customers in our financial guaranty reinsurance business or otherwise, we may have the ability to release capital to our mortgage insurance business more quickly and in a greater amount. However, if the performance of our financial guaranty portfolio deteriorates materially, we would likely have less capacity to issue dividends to our mortgage insurance business and we could be restricted from issuing dividends altogether. If this were to occur, we may be required to reduce the amount of new insurance we are writing in our mortgage insurance business, or alternatively, seek additional capital by selling assets or issuing debt or equity, which we may not be able to do on terms that are acceptable to us or at all. Any future equity offerings could be significantly dilutive to our existing stockholders or could result in the issuance of securities that have rights, preferences and privileges that are senior to those of our common stock.

Our financial guaranty portfolio is exposed to risks associated with the deterioration in the credit markets. Credit spreads across most bond sectors continue to widen or have maintained widened spreads, reflecting credit erosion in the U.S. residential mortgage loans, particularly to subprime borrowers, that are contained in the residential mortgage-backed securities and certain of the CDOs that we insure. In addition, credit default swap spreads on CDOs also have widened over concerns regarding the impact a general economic slowdown or recession would have on these obligations. Other asset-backed security sectors have also been affected due to concerns that the credit erosion in RMBS may spread to other consumer and mortgage asset-classes, including classes for which we have written financial guaranty insurance.

At September 30, 2008, our insured financial guaranty portfolio included:

•

$1.1 billion of net par outstanding related to U.S. Domestic non-CDO RMBS, which is spread among 278 transactions and represents .98% of our financial guaranty net par outstanding as of September 30, 2008; and

•	Subprime RMBS exposure through two directly-insured CDOs of ABS with an aggregate net par outstanding of $635.8 million or .57% of our financial guaranty net par outstanding as of September 30, 2008.

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

The GSEs, rating agencies and state insurance regulators impose capital requirements on our subsidiaries. These capital requirements include risk-to-capital ratios, leverage ratios and surplus requirements that limit the amount of insurance that these subsidiaries may write. Most of the individual states limit a mortgage insurer’s risk-to-capital ratio to 25-to-1. At December 31, 2006, the risk-to-capital ratio of Radian Guaranty was 8.1-to-1. As a result of net losses during 2007 and 2008, Radian Guaranty’s risk-to-capital ratio grew to 14.9-to-1 at June 30, 2008. Despite the significant losses in our mortgage insurance business during the third quarter of 2008, Radian Guaranty’s risk-to-capital ratio was reduced to 14.5-to-1 at September 30, 2008 as a result of the contribution of our financial guaranty business to our mortgage insurance business during the third quarter, which added approximately $934.6 million in statutory capital to our mortgage insurance business.

In the absence of additional new capital or capital relief through reinsurance or otherwise, Radian Guaranty’s risk-to-capital ratio is expected to continue to increase during the fourth quarter of 2008 and into 2009. If Radian Guaranty’s risk-to-capital ratio increases too dramatically, we may be required to seek alternatives for reducing Radian Guaranty’s risk-to capital ratio and increasing its statutory surplus. For example, we may consider raising capital through the issuance of equity in a private or public offering, or by selling our interest in Sherman. Any future equity offerings could be significantly dilutive to our existing stockholders or could result in the issuance of securities that have rights, preferences and privileges that are senior to those of our common stock. We may also consider reinsuring our existing or future books of mortgage insurance business. If we are unsuccessful in obtaining new capital or capital relief for Radian Guaranty, Radian Guaranty’s risk-to-capital ratio could increase and its statutory surplus could decrease to the point where the state insurance regulators may limit the amount of new insurance business that Radian Guaranty may write or prohibit Radian Guaranty from writing new insurance altogether. In addition, even if the state insurance regulators were to allow Radian Guaranty to continue to write new business, the GSEs and our other customers may decline to continue to write new business with Radian Guaranty while its risk-to-capital ratio remained at elevated levels. This could include the loss of Radian Guaranty’s Top Tier eligibility with the GSEs. The franchise value of our mortgage insurance business would be severely diminished if Radian Guaranty was prohibited from writing new business or restricted in the amount of new business it was permitted or able to write.

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

Our business and legal liabilities may be affected by the application of federal or state consumer lending and insurance laws and regulations, or by unfavorable changes in these laws and regulations. For example, the Housing and Economic Recovery Act includes reforms to the Federal Housing Administration (“FHA”), which provide the FHA with greater flexibility in establishing new products and increase the FHA’s competitive position against private mortgage insurers. The new law increases the maximum loan amount that the FHA can insure to $625,000, and establishes a higher minimum cash down-payment. The Housing and Economic Recovery Act also contains provisions, called the Hope for Homeownership program, in which the FHA is authorized to refinance distressed mortgages in return for lenders and investors agreeing to write down the amount of the original mortgage. The recently enacted Emergency Economic Stabilization Act includes provisions that require the Secretary of the U.S. Treasury to encourage further use of the Hope for Homeowners program. We cannot predict with any certainty the long term impact of these changes upon demand for our products. However, we believe the FHA recently has materially increased its market share, in part by insuring a number of loans that would meet our current underwriting guidelines, as a result of these recent legislative and regulatory changes. Any further increase in the competition we face from the FHA or any other government sponsored entities could harm our business, financial condition and operating results.

We and other mortgage insurers have faced private lawsuits alleging, among other things, that our captive reinsurance arrangements constitute unlawful payments to mortgage lenders under the anti-referral fee provisions of the Real Estate Settlement Practices Act of 1974 (“RESPA”). In addition, we and other mortgage insurers have been subject to inquiries from the New York Insurance Department and the Minnesota Department of Commerce relating to our captive reinsurance and contract underwriting arrangements, and we have also received a subpoena from the Office of the Inspector General of the U.S. Department of Housing and Urban Development (“HUD”), requesting information relating to captive reinsurance. We cannot predict whether these inquiries will lead to further inquiries, or investigations, of these arrangements, or the scope, timing or outcome of the present inquiry or any other inquiry or action by these or other regulators. Although we believe that all of our captive reinsurance and contract underwriting arrangements comply with applicable legal requirements, we cannot be certain that we will be able to successfully defend against any alleged violations of RESPA or other laws.

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

(c) The following table provides information about repurchases by us during the quarter ended September 30, 2008 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
7/01/2008 to 7/31/2008	—	$—	—	1,101,355
8/01/2008 to 8/31/2008	—	—	—	1,101,355
9/01/2008 to 9/30/2008	—	—	—	1,101,355

Total	—	$—	—	1,101,355

(1)	On February 8, 2006, we announced that our board of directors had authorized the repurchase of up to 4.0 million shares of our common stock on the open market under a new repurchase plan. On November 9, 2006, we announced that our board of directors had authorized the purchase of an additional 2.0 million shares as part of an expansion of the existing stock repurchase program. The board did not set an expiration date for this program.
(2)	Amounts shown in this column reflect the number of shares remaining under the 4.0 million share authorization and, effective November 9, 2006, the additional 2.0 million share authorization referenced in Note 1 above.

Item 5.	Other Information.

On August 7, 2008, we amended our By-Laws to: (1) revise Article III, Section 3.05 (relating to stockholder proposals); (2) add Section 3.06 (disclosure by stockholders of hedged positions); and (3) revise Article IV, Section 4.13 (qualifications and election of directors), which revises the procedures for stockholder nominations of directors at annual and special meetings. As they relate to director nominations, these amendments:

•

provide that notice of director nominations must be submitted at least 90 (but not more than 120) days prior to the anniversary date of the prior year’s annual stockholders’ meeting (unless the meeting is more than 30 days before or 60 days after the anniversary, there is less than 100 days public notice of the meeting date or, in some cases, the number of directors to be elected is increased);

•

require that a stockholder making a director nomination at a stockholder meeting must be a stockholder of record both at the time of the notice and at the time of the meeting and must appear in person or by proxy at the meeting;

•

prohibit any individual from being appointed, nominated or elected a director of Radian Group if at that time such person cannot serve as a director without conflicting with any applicable law or regulation;

•

enhance the information required in notice of director nominations by requiring, among other things, that such notices: describe any proxies, contracts, understandings or relationships as a result of which the stockholder has the right to vote any of our securities; include any other information that the stockholder would be required to disclose under the federal proxy rules if undertaking a proxy solicitation relating to the nomination; disclose all direct and indirect compensation and other material relationships involving the proposing stockholder and the nominee; and describe all of the stockholder’s economic interests in our securities, including any derivative positions, short positions, hedging and similar transactions, direct or indirect interests in any general or limited partnership which holds our securities or derivative positions related to our securities, or performance based fees the stockholder is entitled to receive based on any increase or decrease in the value of our securities or derivative positions related to our securities; and

•

require all director nominees to, among other things, submit a completed Director & Officer Questionnaire, and make certain representations to us relating to voting commitments, compensation and other economic arrangements and future compliance with our corporate governance and other applicable policies and guidelines applicable to directors.

The above is a summary of the amendments to our By-Laws affecting the provisions for stockholder nominations of directors. The summary is not complete and is qualified in its entirety by reference to our By-Laws, which have been filed as Exhibit 3.2(ii) to our Current Report on Form 8-K dated August 7, 2008 and are incorporated herein by reference.

If a stockholder desires to nominate a director at the 2009 annual meeting of stockholders, the stockholder must comply with the revised procedures set forth in our By-Laws. This means, among other requirements, that any nominations for director must be received by our Secretary at our principal office on or before February 21, 2009 but no earlier than January 22, 2009. Alternatively, stockholders wishing to recommend candidates for our Governance Committee and board of directors to consider nominating as a director should review the amendments to our By-Laws and the recommendation procedures set forth under “Consideration of Director Nominees” in our definitive proxy statement filed with the SEC on April 24, 2008. Any recommendation received from a stockholder after January 1, 2009 is not assured of being considered by our Governance Committee for nomination at our 2009 annual meeting.

Item 6.	Exhibits.

Exhibit No.	Exhibit Name
3.2	Amended and Restated By-Laws of Radian Group Inc., effective August 7, 2008(1)

10.1	Second Amendment to Credit Agreement and Consent, dated August 6, 2008, to Credit Agreement, dated December 13, 2006, as amended by that certain Limited Conditional Waiver Agreement, dated April 9, 2008, and as further amended by that certain First Amendment to Credit Agreement, dated April 30, 2008, by and among the Registrant and the Lenders (2)

*+10.2	Radian Group Inc. 2008 Executive Long-Term Incentive Cash Plan

*+10.3	Form of 2008 Executive Long-Term Incentive Cash Plan Award

*+10.4	Amended and Restated Radian Group Inc. Voluntary Deferred Compensation Plan for Directors

*+10.5	Amended and Restated Radian Group Inc. Voluntary Deferred Compensation Plan for Officers

*+10.6	Form of Stock Option Grant Letter (2008 Awards)

*+10.7	Form of Restricted Stock Award Agreement (2008 Awards)

*+10.8	Form of Phantom Stock Agreement for Non-Employee Directors (2008 Awards)

*+10.9	Form of Severance Agreement between the Registrant and each of Edward J. Hoffman (dated September 12, 2008) and Scott Theobald (dated September 8, 2008)

*+10.10	Severance Agreement between the Registrant and Lawrence DelGatto dated August 14, 2008

*+10.11	Severance and Change of Control Agreement between Radian Group Inc. and Richard I. Altman, dated January 23, 2008

*11	Statement re: Computation of Per Share Earnings

*31	Rule 13a – 14(a) Certifications

*32	Section 1350 Certifications

*	Filed herewith.
+	Management contract, compensatory plan or arrangement.
(1)	Incorporated by reference to Exhibit 3.2(ii) to our Current Report on Form 8-K dated August 7, 2008 and filed with the Securities Exchange Commission on August 13, 2008.
(2)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated August 6, 2008 and filed with the Securities Exchange Commission on August 12, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Radian Group Inc.

Date: November 10, 2008	/s/ C. ROBERT QUINT
C. Robert Quint
Executive Vice President and Chief Financial Officer

/s/ CATHERINE M. JACKSON
Catherine M. Jackson
Senior Vice President, Controller

EXHIBIT INDEX

Exhibit No.	Exhibit Name
3.2	Amended and Restated By-Laws of Radian Group Inc., effective August 7, 2008(1)

10.1	Second Amendment to Credit Agreement and Consent, dated August 6, 2008, to Credit Agreement, dated December 13, 2006, as amended by that certain Limited Conditional Waiver Agreement, dated April 9, 2008, and as further amended by that certain First Amendment to Credit Agreement, dated April 30, 2008, by and among the Registrant and the Lenders (2)

*+10.2	Radian Group Inc. 2008 Executive Long-Term Incentive Cash Plan

*+10.3	Form of 2008 Executive Long-Term Incentive Cash Plan Award

*+10.4	Amended and Restated Radian Group Inc. Voluntary Deferred Compensation Plan for Directors

*+10.5	Amended and Restated Radian Group Inc. Voluntary Deferred Compensation Plan for Officers

*+10.6	Form of Stock Option Grant Letter (2008 Awards)

*+10.7	Form of Restricted Stock Award Agreement (2008 Awards)

*+10.8	Form of Phantom Stock Agreement for Non-Employee Directors (2008 Awards)

*+10.9	Form of Severance Agreement between the Registrant and each of Edward J. Hoffman (dated September 12, 2008) and Scott Theobald (dated September 8, 2008)

*+10.10	Severance Agreement between the Registrant and Lawrence DelGatto dated August 14, 2008

*+10.11	Severance and Change of Control Agreement between Radian Group Inc. and Richard I. Altman, dated January 23, 2008

*11	Statement re: Computation of Per Share Earnings

*31	Rule 13a – 14(a) Certifications

*32	Section 1350 Certifications

*	Filed herewith.
+	Management contract, compensatory plan or arrangement.
(1)	Incorporated by reference to Exhibit 3.2(ii) to our Current Report on Form 8-K dated August 7, 2008 and filed with the Securities Exchange Commission on August 13, 2008.
(2)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated August 6, 2008 and filed with the Securities Exchange Commission on August 12, 2008.